Form 10-K405/A
period 1994-12-31
STEWART INFORMATION SERVICES CORP
filed 1995-03-23
CIK 94344

================================================================================
                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549
                               AMENDMENT NO. 1
                                      TO
                                 FORM 1O-K - A

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1994
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ______________ to _______________

Commission file number 1-12688

                   STEWART INFORMATION SERVICES CORPORATION
            (Exact name of registrant as specified in its charter)

                     DELAWARE                          74-1677330
          (State or other jurisdiction of           (I.R.S. Employer
          incorporation or organization)           Identification No.)

       1980 POST OAK BLVD., HOUSTON, TEXAS                77056
     (Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code: (713) 871-1100

Securities registered pursuant to Section 12(b) of the Act:

                                     NONE

Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $1 PAR VALUE

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 1O-K or any amendment to this Form 10-K. /X/

        As of March 1, 1995, 5,703,188 shares of Common Stock, $1 par value, and 525,006 shares of Class B Common Stock, $1 par value, were outstanding. The aggregate market value as of such date of the Common Stock (based upon the closing sales price of the Common Stock as reported by the NYSE on March 17,
1995) of Stewart Information Services Corporation held by nonaffiliates of the Registrant was approximately $96,954,196.

                     DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Stewart Information Services Corporation Annual Report to Stockholders for the year ended December 31, 1994 are incorporated by reference in Parts I and II of this document.

        Portions of the definitive proxy statement (the "Proxy Statement"), relating to the annual meeting of the Registrant's stockholders to be held April 25, 1995, are incorporated by reference in Parts III and IV of this document.

================================================================================

         The purpose of this filing is to correct the address of the registrant's principal executive offices.

                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to report to be signed on its behalf by the undersigned, thereunto duly authorized





                                        STEWART INFORMATION SERVICES CORPORATION
                                                     (Registrant)


                                        By         /s/ MAX CRISP
                                           -------------------------------------
                                             Max Crisp, Vice President-Finance,
                                               Secretary, Treasurer, Director
                                                and Principal Financial and
                                                     Accounting Officer





Dated: March 22, 1995