Form 10-Q
period 1995-03-31
STEWART INFORMATION SERVICES CORP
filed 1995-05-11
CIK 94344

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549


(Mark One)

[ x  ]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934


For the Quarterly period ended March 31, 1995


[    ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

For the transition period from ____________________  to ________________________

Commission file number 1-12688

                   STEWART INFORMATION SERVICES CORPORATION
            (Exact name of registrant as specified in its charter)

                Delaware                            74-1677330
  (State or other jurisdiction of                (I.R.S. Employer
   incorporation or organization)                 Identification No.)

                    1980 Post Oak Blvd., Houston, TX 77056
                    (Address of principal executive offices)
                                   (Zip Code)

                               (713)  625-8100
              (Registrant's telephone number, including area code)

________________________________________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                       -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                        Common            5,703,188
                Class B Common              525,006

                                   FORM 10-Q

                                QUARTERLY REPORT

                          Quarter Ended March 31, 1995



                               TABLE OF CONTENTS




         Item No.                                                                    Page
         -------                                                                     ----
                                                          Part I

             1.              Financial Statements                                     1


             2.              Management's Discussion and Analysis of Financial
                                Condition and Results of Operations                   5



                                                         Part II


             1.             Legal Proceedings                                         8

             6.             Exhibits and Reports on Form 8-K                         11

                            Signature                                               15

                  STEWART  INFORMATION  SERVICES  CORPORATION

                               INCOME STATEMENTS
                           FOR THE THREE MONTHS ENDED
                            MARCH 31, 1995 AND 1994



                                                                         FIRST QUARTER
                                                                       1995          1994
                                                                     --------       --------
                                                                         ($000 Omitted)
 Revenues
     Title premiums, fees and related revenues                         55,024        80,123
     Investment income                                                  3,318         3,073
     Investment gains                                                      53           578
     Other income                                                        (347)          637
                                                                       ------        ------
                                                                       58,048        84,411

 Expenses
     Employee costs                                                    31,973        41,139
     Other operating expenses                                          19,189        22,350
     Title losses and related claims                                    6,627        11,800
     Depreciation and amortization                                      2,263         1,832
     Interest                                                             152           143
     Minority interests                                                   (42)          316
                                                                       ------        ------
                                                                       60,162        77,580

 Income (loss) before taxes                                            (2,114)        6,831
 Income taxes (benefit)                                                  (687)        2,391
                                                                       ------        ------

 Net income (loss)                                                     (1,427)        4,440
                                                                       ======        ======
 Average number of shares outstanding (000)                             6,217         6,173

 Earnings (loss) per share
     Net income (loss)                                                  (0.23)         0.72
                                                                       ======        ======

                  STEWART  INFORMATION  SERVICES  CORPORATION

                                 BALANCE SHEETS
                      MARCH 31, 1995 AND DECEMBER 31, 1994




                                                                MAR 31        DEC 31
                                                                 1995          1994
                                                               --------      --------
                                                                  ($000 Omitted)
  Assets
      Cash and cash equivalents                                  11,048        16,214
      Investments                                               195,780       196,379
      Receivables                                                32,322        29,440
      Property and equipment, net                                25,290        24,778
      Title plants                                               14,647        14,369
      Other                                                      43,390        43,996
                                                                -------       -------
                                                                322,477       325,176
                                                                =======       =======

  Liabilities
      Notes payable                                               7,581         7,865
      Accounts payable and accrued liabilities                   17,878        21,968
      Estimated title losses                                    134,926       134,316
      Minority interest                                           4,521         4,674

  Contingent liabilities and commitments

  Stockholders' equity
      Common and Class B Common Stock and
        additional paid-in capital                               49,215        48,962
      Net unrealized investment (losses)/gains, less
        deferred taxes of $1,446 and $2,888                      (2,686)       (5,363)
      Retained earnings                                         111,042       112,754
                                                                -------       -------
        Total stockholders' equity ($25.30 per share at
          March 31, 1995)                                       157,571       156,353
                                                                -------       -------
                                                                322,477       325,176
                                                                =======       =======





                  STEWART  INFORMATION  SERVICES  CORPORATION

                          STATEMENTS  OF  CASH  FLOWS
              FOR THE THREE  MONTHS ENDED MARCH 31, 1995 AND 1994


                                                                       1995          1994
                                                                     ---------    ----------
                                                                         ($000 Omitted)
  Net cash flow (used) provided by operating activities (Note)          (6,771)      10,308

  Cash flow from investing activities:
      Purchases of property and equipment and title plants, less
         capital leases - net                                           (2,934)      (2,352)
      Proceeds of investments matured to sold                           26,606       18,138
      Purchases of investments, excluding mortgage loans               (21,967)     (39,523)
      Increases in mortgages and other notes                              (181)        (679)
      Collections on mortgages and other notes                             403          460
      Proceeds from issuance of stock                                      252            0
                                                                       -------      -------
  Net cash provided (used) by investing activities                       2,179      (23,956)

  Cash flow from financing activities:
      Dividends paid                                                      (285)        (265)
      Proceeds of notes payable                                            419        1,797
      Payments on notes payable and capital leases                        (708)      (1,932)
                                                                       -------      -------
  Net cash used by financing activities                                   (574)        (400)
                                                                       -------      -------

  Net decrease in cash equivalents                                      (5,166)     (14,048)
                                                                       =======      =======
  NOTE:  Reconciliation of net income to above amounts:

  Net income (loss)                                                     (1,427)       4,440
  Add (deduct):
      Depreciation and amortization                                      2,281        1,831
      Provision for title losses in excess of payments                     610        7,650
      Provision for uncollectible amounts                                  151          860
      (Increase) decrease in accounts receivable, net                   (3,383)         616
      Decrease in accounts payable and accrued liabilities - net        (5,210)      (4,503)
      Minority interest expense                                            (42)         316
      Equity in net income investments                                     360         (720)
      Realized investment gains (losses) - net                              53         (578)
      Other, net                                                          (164)         396
                                                                       -------      -------
  Net cash flow (used) provided by operating activities                 (6,771)      10,308
                                                                       =======      =======

                   STEWART INFORMATION SERVICES CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

===============================================================================

Note 1:   Interim Financial Statements

         The financial information contained in this report for the three month periods ended March 31, 1995 and 1994, and as at March 31, 1995, is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of this information for all unaudited periods, consisting only of normal recurring accruals, have been made. The results of operations for the interim periods are not necessarily indicative of results for a full year.

Item 2:    Management's Discussion and Analysis of Financial
           Condition and Results of Operations
______________________________________________________________________________


A comparison of the results of operations of the Company for the first three months of 1995 with the first three months of 1994 follows:


General

The Company's dominant segment of operations is the land title business. In general, the principal factors which contribute to increases in title revenues include declining mortgage interest rates (which usually increase home sales), increases in refinancing ("refis") transactions, rising home prices, higher premium rates, increased market share, additional revenues from new offices and increased revenue from non-residential commercial transactions. Although relatively few in number, large commercial transactions usually yield higher premiums.


Revenues

The Company's revenues from title premiums and fees fell $25.1 million, or 31.3%, in the first three months of 1995 as compared to the first three months of 1994. Unlike the first quarter of 1994, the Company did not benefit in the first quarter of 1995 from a high volume of loan refinancings.

Regular business declined also from the same quarter a year ago. Volume in the first quarter of 1994 was driven by low mortgage interest rates, which began a steady rise in February 1994 until recently, when rates began to level off.

The number of closings handled by the Company were down 43.4% primarily because of the reduction in refinancing transactions, as well as regular transactions. Closings decreased in California, Texas, Colorado and most of the company's other major markets. The average revenue per closing rose 14.3%. Premium revenues from new and existing agents decreased in 1995 over 1994.

Investment income was up 8.0% in 1995, as an increase in the average balance invested combined with higher market yields helped investment income increase in 1995.


Expenses

Employee expenses decreased $9.2 million, or 22.3%, in 1995 primarily because of a decrease in the average number of employees, from 4,228 a year ago to 3,398 in 1995. The decrease in staff in 1995 was primarily in California, Texas and Florida.

Other operating expenses decreased by $3.2 million, or 14.1%, in 1995 primarily because of the decrease in volume, which reduced supplies, bad debts, title plant expenses and premium taxes. Other operating expenses include office rent, advertising, telephone, policy forms, delivery expenses, travel and fees paid to attorneys for examination and closing services.

Provisions for title losses and related claims were down $5.2 million in 1995. The Company's recent experience in claims has improved significantly. The first quarter of 1995 included larger than usual recoveries. As a percentage of title premiums, fees and related revenues, provisions decreased to 12.0% in 1995 versus 14.7% in 1994. The ratio was 13.9% for the full year 1994.

In December 1994 the California Board of Equalization ruled in favor of the Company concerning an assessment previously filed against the Company for certain additional premium taxes for the year 1987; however, an assessment for retaliatory premium taxes for 1987 is still pending. The amount of the remaining assessment is $1.1 million, excluding interest and penalties. The Company cannot predict the results of this assessment nor can the Company predict whether California will assess additional taxes for years subsequent to 1989 or the amount of any such assessments, if made. No assessments were made for the years 1988 or 1989 and those years are barred from assessments.

The provision for income taxes represented a 32.5% effective tax rate in 1995 and 35.0% effective tax rate in 1994.


Liquidity and capital resources

Operating earnings represent the primary source of financing, but this may be supplemented by bank borrowings. The capital resources of the Company, and the present debt-to-equity relationship, are considered satisfactory.

                                    PART II




                                                                           Page
  Item 1.   Legal Proceedings                                               8


  Item 6.   Exhibits and Reports on Form 8-K

      (a)   Exhibits
              4.  -  Rights of Common and Class B Common                   11
                        Stockholders

             27.0 -  Financial data schedule                               12

             28.2 -  Details of Investments as reported in the             14
                        Quarterly Report to Shareholders

      (b) There were no reports on Form 8-K filed during the quarter ended March 31, 1995.


ITEM 3. LEGAL PROCEEDINGS


           On August 29, 1989, a purported class action was filed in the Circuit Court of Milwaukee County, Wisconsin against Guaranty, eleven other title insurance companies and nine individuals. The plaintiffs purported to represent a class of all persons and entities in Wisconsin who purchased title insurance and/or search and examination services from 1971 through at least December 31, 1984. The complaint alleges that the defendants violated Wisconsin antitrust and insurance laws by participating in a title insurance rating bureau. Plaintiffs seek declaratory relief, treble damages in an unspecified amount and costs and attorneys' fees. On February 1, 1990, the defendants filed a motion to dismiss the complaint in the Circuit Court of Milwaukee County, Wisconsin on the basis of res judicata, implied repeal of the Wisconsin antitrust laws by the Wisconsin insurance laws, filed tariff doctrine and statute of limitations. The Circuit Court granted the defendants' motion on October 17, 1990. On June 19, 1991, the Circuit Court denied the plaintiffs' motion to amend their complaint to add new plaintiffs. The plaintiffs appealed the Circuit Court's rulings to the Court of Appeals of Wisconsin, which certified the appeal to the Wisconsin Supreme Court on April 1, 1992. On June 9, 1993, the Supreme Court affirmed the Circuit Court's dismissal of the case. The plaintiffs filed a motion for reconsideration in the Wisconsin Supreme Court on or about June 28, 1993, and the defendants filed a response on or about July 7, 1993. On or about August 17, 1993, the Wisconsin Supreme Court denied the plaintiffs' motion. The United States Supreme Court, denied the plaintiff's petition for certiorari on February 22, 1994.

         On April 13, 1990, Walter Thomas Brown and Jeffrey L. Dziewit sued Guaranty and five other major title insurers in a purported class action in United States District Court for the District of Arizona. The complaint alleges that the defendants' participation in a title insurance rating bureau constituted a violation of federal antitrust laws. Plaintiffs seek injunctive relief, treble damages in an unspecified amount, and costs and attorneys' fees. The plaintiffs purport to represent a class consisting of all persons, except officers and directors of the defendants and their immediate families, who purchased title search and examination services from defendants in Arizona and Wisconsin from January 7, 1981, to the present time. The District Court granted the defendants' motion for summary judgment on March 1, 1991. On December 28, 1992, the United States Court of Appeals for the Ninth Circuit affirmed in part the decision of the district court, holding that the federal class action settlement bars the plaintiffs' claims for injunctive relief, but reversed in part the decision of the district court by holding that the federal class action settlement does not bar the plaintiffs' claims for monetary damages. In addition, the court held that the defendants are not protected from the plaintiffs' claims by the state action doctrine or the filed tariff doctrine. The title insurers filed a petition for rehearing in the Ninth
Circuit on or about January 11, 1993.   On or about March 17, 1993, the Ninth
Circuit denied the petition for rehearing. On or about March 24, 1993, the Ninth Circuit granted the title insurers' motion to stay issuance of the Ninth Circuit's mandate for a period of ninety days, pending the title insurers' filing of a petition for certiorari with the United States Supreme Court.

         On or about June 15, 1993, the title insurers filed their petition for a writ of certiorari. On or about October 1, 1993, counsel for the plaintiffs and counsel for the defendants executed a "memorandum of understanding" regarding a proposed settlement. Under an Agreement of Settlement subsequently executed by the parties, the proposed settlement class would include persons who purchased search and examination services in Wisconsin and Arizona from January 1, 1981 through June 10, 1986. Members of the settlement class who purchased from one of the defendants or their agents from 1981 through 1984 with respect to Wisconsin, or from 1981 through 1982 with respect to Arizona, would be entitled to receive a cash payment equal to 7.7 percent of the amount that each such class member paid for title search and examination services (provided that the total liability of the defendants not exceed $1,587,326 in Wisconsin and that the total liability of the defendants not exceed $1,225,200 in Arizona). Members of the settlement class who are eligible but do not elect to receive the cash option would receive, without additional charge, a policy enhancement designed to reflect the impact of inflation from January 1, 1981 to the date of any final settlement order. Such class members and members of the settlement class who purchased from persons other than the defendants or their agents will receive the last $5,000 of coverage without charge in connection with any new title insurance policy purchased from any of the defendants within one year following any final settlement order with respect to property located either in Arizona or Wisconsin. Members of this settlement class would have the right to "opt out" of the proposed settlement, and the defendants would have the right to reject the settlement if 5,000 or more members elect to opt out. The proposed settlement, which is subject to notice and court approval pursuant to the provisions of Federal Rule of Civil Procedure 23 and other authorities, would result in a judgment dismissing with prejudice all claims of the settlement class under federal and state antitrust laws as to the defendants and their agents, officers, and employees.

         On October 4, 1993, the Supreme Court granted the title insurers' petition for a writ of certiorari. On or about April 4, 1994, the Supreme Court dismissed the writ as improvidently granted. On June 1, 1994, the parties jointly filed with the district court their Agreement of Settlement and a proposed order that would preliminarily approve the proposed settlement, authorize notice to be given to members of the settlement class, and schedule a hearing on the proposed settlement. On or about July 5, 1994, counsel for the plaintiffs filed "Plaintiffs" Notice of Withdrawal of Joint Request for Entry of Preliminary Settlement Order Lodged June 1, 1994." On or about July 14, 1994, the title insurers filed their response, urging the court to enforce the Agreement of Settlement and to enter the proposed order. The court conducted a status conference on March 28, 1995 and has scheduled a further status conference for May 18, 1995.

         On September 19, 1989, the Federal Trade Commission ("FTC") denied Guaranty's appeal of the Administrative Law Judge's decision in In the Matter of Ticor Title Insurance. The FTC ordered Guaranty and the other respondents to cease and desist from discussing, proposing, settling or filing any rates for title search and examination services through rating bureaus in New Jersey, Pennsylvania, Connecticut, Wisconsin, Arizona and Montana, except where such collective activity is engaged in pursuant to clearly articulated state policy and is actively supervised by a state regulatory agency. The Court of Appeals for the Third Circuit reversed the FTC's decision on January 9, 1991 and held that the collective filing of rates for title search and examination services is immune from federal antitrust liability under the state-action doctrine.

         On June 12, 1992, the Supreme Court determined that state regulators in Wisconsin and Montana failed to actively supervise rating bureau activity in those states and that as a result, state action immunity did not apply. Accordingly, the Court reversed the Court of Appeals' finding with respect to those states. The Court also remanded to the Court of Appeals with instructions to reconsider its findings with respect to Arizona and Connecticut. The Court did not consider defenses raised by the title insurers other than state action immunity. On July 15, 1993, the Court of Appeals held that the state action doctrine did not apply to the title insurers' activity in Arizona and Connecticut. The Court of Appeals also held that the title insurers' activity was not protected by the McCarren-Ferguson Act's exemption for the "business of insurance" or by the exemption for petitioning of the government. On or about August 30, 1993, the Court of Appeals denied the title insurers' petition for rehearing. The title insurers filed a petition for a writ of certiorari with the United States Supreme Court, which denied the petition on March 21, 1994. The FTC's order has been modified to delete references to New Jersey and Pennsylvania and, as modified, has become final.

         On or about April 22, 1994, Harold Segall and three other plaintiffs sued Guaranty and 10 other title insurance companies in the United States District Court for the Eastern District of Wisconsin. The plaintiffs purport to represent a class consisting of persons who purchased title search and examination services from one or more of the defendants in connection with the sale or refinancing of residential real estate in Wisconsin from January 7, 1981 through at least January 8, 1985. According to the plaintiffs, the defendants violated federal antitrust law by participating in a title insurance rating bureau through which they allegedly agreed upon the process and other terms and conditions of sale for title search and examination services in Wisconsin. The plaintiffs request treble damages in an unspecified amount, costs, and attorney's fees. The plaintiffs also seek an injunction against certain defendants other than Guaranty. On or about June 15, 1994 Guaranty filed its answer to the complaint. On or about July 8, 1994, the plaintiffs filed a Motion to Transfer with the Judicial Panel on Multidistrict Litigation, requesting that it transfer the action to the United State District Court of the District of Arizona for consolidation with the Arizona Federal proceeding, described above. Guaranty filed its opposition to the motion on August 1, 1994. On October 11, 1994, the Panel filed an order granting the motion to transfer.



         The Registrant is a party to numerous routine lawsuits incidental to its business most of which involve disputed policy claims. In many of these suits, the plaintiff seeks exemplary or treble damages in excess of policy limits based on the alleged malfeasance of an issuing agent of the Registrant.

                                   SIGNATURE




Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      Stewart Information Services Corporation
                                                   (Registrant)




May 9, 1995
   Date


                                               /s/  MAX CRISP
                                      _____________________________________
                                                    Max Crisp
                                (Vice President - Finance, Secretary-Treasurer,
                                       Director and Principal Financial
                                            and Accounting Officer)

                              EXHIBIT INDEX


   4.  -- Rights of Common and Class B Common Stockholders

  27.0 -- Financial data schedule

  28.2 -- Details of Investments as reported in the Quarterly Report to Shareholders