Form 10-Q
period 1995-06-30
STEWART INFORMATION SERVICES CORP
filed 1995-08-09
CIK 94344

                                  FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


(Mark One)

[ x  ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934


For the Quarterly period ended June 30, 1995


[    ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURIT
           EXCHANGE ACT OF 1934



For the transition period from _________________ to ________________________


Commission file number  1-12688


                   STEWART INFORMATION SERVICES CORPORATION
            (Exact name of registrant as specified in its charter)


            Delaware                                 74-1677330
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                             Common            5,847,003
                     Class B Common              525,006

                                   FORM 10-Q

                                QUARTERLY REPORT

                          Quarter Ended June 30, 1995



                               TABLE OF CONTENTS




         Item No.                                                                            Page
         -------                                                                             ----
                                                          Part I

             1.              Financial Statements                                              1

             2.              Management's Discussion and Analysis of Financial
                             Condition and Results of Operations                               5

                                                         Part II


             1.             Legal Proceedings                                                 10

             6.             Exhibits and Reports on Form 8-K                                  13

                            Signature                                                         30

                   STEWART INFORMATION SERVICES CORPORATION

                     CONSOLIDATED STATEMENTS OF EARNINGS
                      FOR THE SIX MONTHS AND QUARTER ENDED
                             June 30, 1995 and 1994






                                                               SECOND QUARTER                   SIX MONTHS
                                                            1995           1994             1995          1994
                                                           ------         ------           ------        ------
                                                              ($000 Omitted)                ($000 Omitted)
Revenues
    Title premiums, fees and related revenues              63,019         76,321          118,043        156,444
    Investment income                                       3,309          2,989            6,627          6,062
    Investment gains (losses)                                 300           (201)             353            377
    Other income                                              699            740              352          1,377
                                                           ------         ------          -------        -------
                                                           67,327         79,849          125,375        164,260
Expenses
    Employee costs                                         33,879         38,901           65,852         80,040
    Other operating expenses                               21,615         24,175           40,804         46,525
    Title losses and related claims                         6,406         11,410           13,033         23,210
    Depreciation and amortization                           2,416          1,847            4,679          3,679
    Interest                                                  263            124              415            267
    Minority interests                                        275            232              233            548
                                                           ------         ------          -------        -------
                                                           64,854         76,689          125,016        154,269

Income before taxes                                         2,473          3,160              359          9,991
Income taxes                                                  798            856              111          3,247
                                                           ------         ------          -------        -------
Net income                                                  1,675          2,304              248          6,744
                                                           ======         ======          =======        =======
Average number of shares outstanding (000)                  6,228          6,204            6,223          6,189

Earnings per share
    Net income                                               0.27           0.37             0.04           1.09
                                                           ======         ======          =======        =======

                   STEWART INFORMATION SERVICES CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1995 AND DECEMBER 31, 1994





                                                                             JUN 30        DEC 31
                                                                              1995          1994
                                                                            --------     ---------
                                                                               ($000 Omitted)

      Assets
          Cash and cash equivalents                                            15,887        16,214
          Investments - statutory reserve fund                                115,795       105,642
          Investments - other                                                  82,788        90,737
          Receivables                                                          33,220        29,440
          Property and equipment, net                                          24,698        24,778
          Title plants                                                         19,484        14,369
          Other                                                                43,196        43,996
                                                                              -------       -------
                                                                              335,068       325,176
                                                                              =======       =======
      Liabilities
          Notes payable                                                        14,286         7,865
          Accounts payable and accrued liabilities                             20,483        21,968
          Estimated title losses                                              133,147       134,316
          Minority interest                                                     4,520         4,674

      Contingent liabilities and commitments

      Stockholders' equity
          Common and Class B Common Stock and
            additional paid-in capital                                         49,215        48,962
          Net unrealized investment gains/(losses), less
            deferred taxes of $530 and ($2,888)                                   985        (5,363)
          Retained earnings                                                   112,432       112,754
                                                                              -------       -------
          Total stockholders' equity ($26.11 per share at
              June 30, 1995)                                                  162,632       156,353
                                                                              -------       -------
                                                                              335,068       325,176
                                                                              =======       =======

                   STEWART INFORMATION SERVICES CORPORATION

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994


                                                                                    1995           1994
                                                                                  --------       --------
                                                                                      ($000 Omitted)
    Net cash flow (used) provided by operating activities (Note)                   (3,343)         15,288

    Cash flow from investing activities:
        Purchases of property and equipment and title plants, less capital
           leases - net                                                            (3,644)         (7,066)
        Proceeds of investments matured to sold                                    36,011          35,386
        Purchases of investments, excluding mortgage loans                        (28,780)        (58,565)
        Increases in mortgages and other notes                                       (766)         (1,462)
        Collections on mortgages and other notes                                      759           1,453
        Cash paid in the purchase of subsidiaries - net                            (2,615)           (968)
        Proceeds from issuance of stock                                               363             305
                                                                                  -------        -------
    Net cash provided (used) by investing activities                                1,328         (30,917)

    Cash flow from financing activities:
        Dividends paid                                                               (570)           (550)
        Proceeds of notes payable                                                   3,948           2,377
        Payments on notes payable and capital leases                               (1,690)         (2,809)
                                                                                  -------        -------
    Net cash provided (used) by financing activities                                1,688           (982)
                                                                                  -------        -------
    Net decrease in cash equivalents                                                 (327)       (16,611)
                                                                                  =======        =======

    NOTE:  Reconciliation of net income to above amounts:

    Net income                                                                        248          6,744
    Add (deduct):
          Depreciation and amortization                                             4,679          3,679
          Provision for title losses (less than) in excess of payments             (1,169)        13,352
          Provision for uncollectible amounts                                         413            987
          (Increase) decrease in accounts receivable, net                          (3,143)           133
          Decrease in accounts payable and accrued liabilities - net               (4,432)        (7,900)
          Minority interest expense                                                   233            548
          Equity in net earnings of investees                                         109         (1,070)
          Realized investment losses (gains) - net                                    353           (377)
          Other, net                                                                 (634)          (808)
                                                                                  -------        -------
    Net cash flow (used) provided by operating activities                          (3,343)        15,288
                                                                                  =======         ======

                   STEWART INFORMATION SERVICES CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

==========================================================================

Note 1:   Interim Financial Statements

         The financial information contained in this report for the six month periods ended June 30, 1995 and 1994, and as at June 30, 1995, is unaudited.
In the opinion of management, all adjustments necessary for a fair presentation of this information for all unaudited periods, consisting only of normal recurring accruals, have been made. The results of operations for the interim periods are not necessarily indicative of results for a full year.

Item 2:    Management's Discussion and Analysis of Financial
           Condition and Results of Operations
______________________________________________________________________________


A comparison of the results of operations of the Company for the first six months of 1995 with the first six months of 1994 follows:


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


Revenues

The Company's revenues from title premiums and fees fell $38.4 million, or 24.5%, in the first six months of 1995 as compared to the first six months of 1994. The Company did not benefit in the first quarter of 1995 from a high volume of loan refinancings like the first quarter of 1994.

Regular business declined also from the same period a year ago. Volume in the first quarter of 1994 was driven by low mortgage interest rates, which began a steady rise in February 1994, and peaked at the 9.7% level in December 1994. A gradual decline in rates began in the early months of 1995, dropping below the 8% level in May.

The number of closings handled by the Company were down 33.0% primarily because of the reduction in refinancing transactions, as well as regular transactions, resulting from the rise in mortgage rates noted above. Closings decreased in California, Texas, Florida, Colorado and most of the company's other major markets. The average revenue per closing rose 11.1% primarily because regular transactions generate higher premiums than refi transactions. Premium revenues from new and existing agents decreased 30.0% in 1995 over 1994.

Investment income was up 9.3% in 1995 due to an increase in the average balance invested.


Expenses

Employee expenses decreased $14.2 million, or 17.7% in 1995 primarily because of a decrease in the average number of employees from 4,079 a year ago to 3,423 in 1995. The decrease in staff in 1995 was primarily in Texas, California and Florida. While the Company has reduced overall employee expenses, employee expenses of the systems development and programming operations increased. Most of the increase was attributable to developing new, or significantly improving, existing operating processes. These expenditures are expected to add customer revenues and reduce operating expenses and title losses in the future.

Other operating expenses decreased by $5.7 million, or 12.3%, in 1995 primarily because of the decrease in volume which reduced supplies, premium taxes, advertising, bad debts and title plant expenses. Other operating expenses include office rent, telephone, policy forms, delivery expenses, travel and fees paid to attorneys for examination and closing services.

Provisions for title losses and related claims were down $10.2 million in 1995. The Company's recent experience in claims has improved significantly as a result of the Company's programs designed to curtail claims and improve recoveries on claims. The first six months of 1995 included larger than usual
recoveries.   As a percentage of title premiums, fees and related revenues, provisions decreased to 11.0% in 1995 versus 14.8% in 1994. The ratio was 13.9% for the full year 1994.

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

The provision for income taxes represented a 30.9% effective tax rate in 1995 and 32.5% effective tax rate in 1994.


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


A comparison of the results of operations of the Company for the second quarter of 1995 with the second quarter of 1994 follows:


General

The Company's dominant segment of operations is the land title business. In general, the principal factors which contribute to increases in title revenues include declining mortgage interest rates (which usually increase home sales and refinancing transactions), rising home prices, higher premium rates, increased market share, additional revenues from new offices and increased revenue from non-residential commercial transactions. Although relatively few in number, large commercial transactions usually yield higher premiums.


Revenues

The Company's revenues from title premiums and fees fell $13.3 million, or 17.4%, in the second quarter of 1995 as compared to the second quarter of 1994.

The number of closings handled by the Company were down 20.9% primarily because of a decrease in refi and regular transactions resulting from the steady rise in mortgage interest rates that began in February 1994. A gradual decline in rates began in the early months of 1995, dropping below the 8% level in May. Closings decreased in Texas, California, Colorado, Florida and most of the company's other major markets. The average revenue per closing rose 7.7%. Premium revenues from new and existing agents decreased 35.4% in 1995 as compared to 1994.

Investment income was up 10.7% in 1995, due to an increase in market yields.


Expenses

Employee expenses decreased $5.0 million, or 12.9%, in 1995 because of a decrease in the average number of employees from 3,925 a year ago to 3,350 in 1995. The decrease in staff in 1995 was primarily in Texas and California. While the Company has reduced overall employee expenses, employee expenses of the systems development and programming operations increased. Most of the increase was attributable to developing new, or significantly improving, existing operating processes. These expenditures are expected to add customer revenues and reduce operating expenses and title losses in the future.

Other operating expenses decreased by $2.6 million, or 10.6%, in 1995 primarily because of decreased volume which reduced advertising, premium taxes and title plant expenses. Other operating expenses include rent, supplies, telephone, policy forms, delivery, travel and fees paid to attorneys for examination and closing services.

Provisions for title losses and related claims were down $5.0 million in 1995. The Company's recent experience in claims has improved significantly as a result of the Company's programs designed to curtail claims and improve recoveries on claims. The first and second quarters of 1995 included larger than usual recoveries. As a percentage of title premiums, fees and related revenues, provisions decreased to 10.2% in 1995 versus 15.0% in 1994. The ratio was 13.9% for the full year 1994.

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

The provision for income taxes represented a 32.3% effective tax rate in 1995 and 27.1% effective tax rate in 1994. The effect tax rate in 1994 was lower primarily because of the increase in non-taxable income from municipal bonds as a percentage of taxable income.


Liquidity and capital resources

Operating earnings represent the primary source of financing, but this may be supplemented by bank borrowings. The capital resources of the Company, and the present debt-to-equity relationship, are considered satisfactory.

                               PART II




                                                                         Page
                                                                         ----


          Item 1.   Legal Proceedings                                     10

          Item 6.   Exhibits and Reports on Form 8-K

              (a)   Exhibits

                      4.  -  Rights of Common and Class B Common
                             Stockholders

                     10.1  - SISCO 1995 Stock Option Plan Agreement


                     10.2  - Executed Incentive Stock Option Agreements



                     27.0 -  Financial data schedule


                     28.2 - Details of Investments as reported in the Quarterly Report to Shareholders

              (b) There were no reports on Form 8-K filed during the quarter ended June 30, 1995

ITEM 3. LEGAL PROCEEDINGS

           On August 29, 1989, a purported class action was filed in the Circuit Court of Milwaukee County, Wisconsin against Guaranty, eleven other title insurance companies and nine individuals. The plaintiffs purported to represent a class of all persons and entities in Wisconsin who purchased title insurance and/or search and examination services from 1971 through at least December 31, 1984. The complaint alleges that the defendants violated Wisconsin antitrust and insurance laws by participating in a title insurance rating bureau. Plaintiffs seek declaratory relief, treble damages in an unspecified amount and costs and attorneys' fees. On February 1, 1990, the defendants filed a motion to dismiss the complaint in the Circuit Court of Milwaukee County, Wisconsin on the basis of res judicata, implied repeal of the Wisconsin antitrust laws by the Wisconsin insurance laws, filed tariff doctrine and statute of limitations. The Circuit Court granted the defendants' motion on October 17, 1990. On June 19, 1991, the Circuit Court denied the plaintiffs' motion to amend their complaint to add new plaintiffs. The plaintiffs appealed the Circuit Court's rulings to the Court of Appeals of Wisconsin, which certified the appeal to the Wisconsin Supreme Court on April 1, 1992. On June 9, 1993, the Supreme Court affirmed the Circuit Court's dismissal of the case. The plaintiffs filed a motion for reconsideration in the Wisconsin Supreme Court on or about June 28, 1993, and the defendants filed a response on or about July 7, 1993. On or about August 17, 1993, the Wisconsin Supreme Court denied the plaintiffs' motion. The United States Supreme Court denied the plaintiff's petition for certiorari on February 22, 1994.

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

         On May 18, 1995, the plaintiffs and defendants in the consolidated proceeding presented a proposed settlement to the United States District Court for the District of Arizona. The proposed settlement class would include persons who purchased search and examination services in Wisconsin and Arizona from January 1, 1981, through June 10, 1986 from any title insurance underwriter or agent. Members of the settlement class who purchased from 1981 through 1984 with respect to Wisconsin, or from 1981 through 1982 with respect to Arizona, would be entitled to receive a cash payment equal to 7.7 percent of the amount that each such class member paid for title search and examination services (provided that the total liability of the defendants not exceed $2,070,326 in Wisconsin and $1,996,613 in Arizona). Members of the settlement class who purchased search and examination services between January 1, 1981 and June 10, 1986 but do not receive the cash option would receive, without additional charge, a policy enhancement designed to reflect the impact of inflation from January 1, 1981 to the date of any final settlement order. The same enhancement would be provided to members of the settlement class who did not purchase search and examination services but became insured during the applicable period by any defendant. Class members who purchased search and examination services, and class members who neither purchased search and examination nor become insured by any defendant, would receive the last $5,000 of coverage without charge in connection with any new title insurance policy purchased from any of the defendants within one year following any final settlement order with respect to property located in either Arizona or Wisconsin. Members of this settlement class would have the right to "opt out" of the proposed settlement, and the defendants would have the right to reject the settlement if 5,000 or more members elected to opt out. The proposed settlement, which is subject to notice and court approval pursuant to the provisions of Federal Rule of Civil Procedure 23 and other authorities, would result in a judgment dismissing with prejudice all claims of the settlement class under federal and state antitrust and other laws as to the defendants and their affiliates, agents, officers, and employees.

         On June 19, 1995, the Court entered an order preliminarily approving the proposed settlement. The Court scheduled a final hearing on the proposed settlement for October 10, 1995.

             The Registrant is a party to number routine lawsuits incidental to its business most of which involve disputed policy claims. In many of these suits, the plaintiff seeks exemplary or treble damages in excess of policy limits based on the alleged malfeasance of an issuing agent of the Registrant.

                                   SIGNATURE




Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                   Stewart Information Services Corporation
                                 (Registrant)



  08-09-95
______________
    Date


                                              /s/  MAX CRISP
                                           _____________________________________

                                                     Max Crisp
                                             (Vice President - Finance,
                                            Secretary-Treasurer, Director and
                                                   Principal Financial
                                                 and Accounting Officer)

                              INDEX TO EXHIBITS



              (a)   Exhibits

                      4.  -  Rights of Common and Class B Common
                             Stockholders

                     10.1  - SISCO 1995 Stock Option Plan Agreement


                     10.2  - Executed Incentive Stock Option Agreements



                     27.0 -  Financial data schedule


                     28.2 - Details of Investments as reported in the Quarterly Report to Shareholders