Form 10-Q
period 1995-09-30
STEWART INFORMATION SERVICES CORP
filed 1995-11-14
CIK 94344

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549


(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly period ended  September  30, 1995


[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934



For the transition period from                          to
                               ------------------------    ---------------------

Commission file number    1-12688
                      -----------

                    STEWART INFORMATION SERVICES CORPORATION
                    ----------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                      74-1677330
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


                    1980 Post Oak Blvd.,  Houston, TX  77056
                    ----------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                               (713) 625-8100
                               --------------
              (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes     X     No
                                       ----------    ----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                          Common                            5,847,003
                  Class B Common                              525,006

                                   FORM 10-Q
                                QUARTERLY REPORT
                        Quarter Ended September 30, 1995



                               TABLE OF CONTENTS




     Item No.                                                                              Page
     -------                                                                               ----
                                                      Part I

         1.              Financial Statements                                                1

         2.              Management's Discussion and Analysis of Financial
                               Condition and Results of Operations                           5


                                                     Part II

         1.             Legal Proceedings                                                   10

         6.             Exhibits and Reports on Form 8-K                                    13

                         Signature                                                          17


                  STEWART INFORMATION SERVICES CORPORATION

                      CONSOLDIATED STATEMENTS OF EARNINGS
                     FOR THE NINE MONTHS AND QUARTER ENDED
                          September 30, 1995 and 1994



                                                         THIRD QUARTER               NINE  MONTHS
                                                        1995        1994           1995        1994
                                                        -----       -----          ----        ----
                                                        ($000 Omitted)             ($000 Omitted)
Revenues
    Title premiums, fees and related revenues          73,158      68,611        191,201     225,055
    Investment income                                   3,384       3,072         10,011       9,134
    Investment gains (losses)                             247         (84)           600         293
    Other income                                          376         186            728       1,563
                                                       ------      ------        -------     -------
                                                       77,165      71,785        202,540     236,045

Expenses
    Employee costs                                     36,872      35,470        102,724     115,510
    Other operating expenses                           22,446      21,826         63,250      68,351
    Title losses and related claims                     9,201       9,520         22,234      32,730
    Depreciation and amortization                       2,640       2,088          7,319       5,767
    Interest                                              416         134            831         401
    Minority interests                                    403         184            636         732
                                                       ------      ------        -------     -------
                                                       71,978      69,222        196,994     223,491

Income before taxes                                     5,187       2,563          5,546      12,554
Income taxes                                            1,686         896          1,797       4,143
                                                       ------      ------        -------     -------
Net income                                              3,501       1,667          3,749       8,411
                                                       ======      ======        =======     =======
Average number of shares outstanding (000)              6,344       6,204          6,264       6,194

Earnings per share
    Net income                                           0.55        0.27           0.60        1.36
                                                       ======      ======        =======     =======



                  STEWART INFORMATION SERVICES CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1995 AND DECEMBER 31, 1994




                                                            SEPT 30      DEC 31
                                                              1995        1994
                                                            -------      ------
                                                             ($000  Omitted)
Assets
    Cash and cash equivalents                                 19,306      16,214
    Investments - statutory reserve fund                     119,190     105,642
    Investments - other                                       89,463      90,737
    Receivables                                               30,056      29,440
    Property and equipment, net                               25,434      24,778
    Title plants                                              19,777      14,369
    Deferred taxes                                            16,864      20,477
    Other                                                     28,887      23,519
                                                             -------      ------
                                                             348,977     325,176
                                                             =======     =======
Liabilities
    Notes payable                                             15,893       7,865
    Accounts payable and accrued liabilities                  21,871      21,968
    Estimated title losses                                   137,402     134,316
    Minority interest                                          4,597       4,674

Contingent liabilities and commitments

Stockholders' equity
    Common and Class B Common Stock and
      additional paid-in capital                              51,965      48,962
    Net unrealized investment gains/(losses), less
      deferred taxes                                           1,609      (5,363)
    Retained earnings                                        115,640     112,754
                                                             -------      ------
      Total stockholders' equity ($26.56 per share at
        September 30, 1995)                                  169,214     156,353
                                                             -------      ------
                                                             348,977     325,176
                                                             =======     =======




                  STEWART INFORMATION SERVICES CORPORATION

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994


                                                                               1995        1994
                                                                               ----        ----
                                                                               ($000  Omitted)
Net cash flow provided by operating activities (Note)                         13,052      18,250

Cash flow from investing activities:
    Purchases of property and equipment and title plants, less capital
       leases - net                                                           (5,781)     (6,192)
    Proceeds of investments matured to sold                                   52,583      59,649
    Purchases of investments, excluding mortgage loans                       (54,594)    (88,081)
    Increases in mortgages and other notes                                    (1,014)     (1,779)
    Collections on mortgages and other notes                                     923       1,785
    Cash paid in the purchase of subsidiaries - net                           (5,278)       (976)
    Proceeds from issuance of stock                                              253         306
                                                                            --------     -------
Net cash used by investing activities                                        (12,908)    (35,288)

Cash flow from financing activities:
    Dividends paid                                                              (863)       (834)
    Proceeds of notes payable                                                  6,488       2,944
    Payments on notes payable and capital leases                              (2,677)     (3,180)
                                                                            --------     -------
Net cash provided (used) by financing activities                               2,948      (1,070)
                                                                            --------     -------
Net increase (decrease) in cash equivalents                                    3,092     (18,108)
                                                                            ========     =======
NOTE:  Reconciliation of net income to above amounts:

Net income                                                                     3,749       8,411
Add (deduct):
      Depreciation and amortization                                            7,319       5,767
      Provision for title losses in excess of payments                         3,086      15,574
      Provision for uncollectible amounts                                          0       1,097
      Decrease in accounts receivable, net                                       552         838
      Decrease in accounts payable and accrued liabilities - net              (1,420)    (12,392)
      Minority interest expense                                                  635         732
      Equity in net earnings of investees                                       (310)     (1,213)
      Realized investment losses (gains) - net                                   600        (293)
      Other, net                                                              (1,159)       (271)
                                                                            --------     -------
Net cash flow provided by operating activities                                13,052      18,250
                                                                            ========     =======


                   STEWART INFORMATION SERVICES CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

Note 1:   Interim Financial Statements

         The financial information contained in this report for the nine month periods ended September 30, 1995 and 1994, and as at September 30, 1995, is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of this information for all unaudited periods, consisting only of normal recurring accruals, have been made. The results of operations for the interim periods are not necessarily indicative of results for a full year.

Item 2:    Management's Discussion and Analysis of Financial
           Condition and Results of Operations



A comparison of the results of operations of the Company for the first nine months of 1995 with the first nine months of 1994 follows:


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


Revenues

The Company's revenues from title premiums and fees fell $33.9 million, or 15.0%, in the first nine months of 1995 as compared to the first nine months of 1994. The Company did not benefit in the first quarter of 1995 from a high volume of loan refinancings like the first quarter of 1994.

Regular business declined also from the same period a year ago. Volume in the first quarter of 1994 was driven by low mortgage interest rates, which began a steady rise in February 1994, and peaked at the 9.7% level in December 1994. A gradual decline in rates began in the early months of 1995, dropping below and stabilizing at roughly the 8% level in May.

The number of closings handled by the Company were down 19.7% primarily because of the reduction in refinancing transactions, as well as regular transactions, resulting from the rise in mortgage rates noted above. Closings decreased in California, Texas, Colorado, Florida and most of the company's other major markets. The average revenue per closing rose 6.8% primarily because regular transactions generate higher premiums than refi transactions. Premium revenues from new and existing agents decreased 22.6% in 1995 over 1994.

Investment income was up 9.6% in 1995 due to an increase in the average balance invested and higher market yields.


Expenses

Employee expenses decreased $12.8 million, or 11.1% in 1995 primarily because of a decrease in the average number of employees from 4,029 a year ago to 3,559 in 1995. The decrease in staff in 1995 was primarily in Texas, California and Florida. While the Company has reduced overall employee expenses, employee expenses of the systems development and programming operations increased. Most of the increase was attributable to developing new, or significantly improving, existing operating processes. These expenditures are expected to add customer revenues and reduce operating expenses and title losses in the future.

Other operating expenses decreased by $5.1 million, or 7.5%, in 1995 primarily because of the decrease in volume which reduced supplies, premium taxes, advertising, bad debts and title plant expenses. Other operating expenses include office rent, telephone, policy forms, delivery expenses and travel.

Provisions for title losses and related claims were down $10.5 million in 1995. The Company's recent experience in claims has improved significantly as a result of the Company's programs designed to curtail claims and improve recoveries on claims. As a percentage of title premiums, fees and related revenues, provisions decreased to 11.6% in 1995 versus 14.5% in 1994. The ratio was 13.9% for the full year 1994.

In December 1994 the California Board of Equalization (the CBOE ) ruled in favor of the Company concerning an assessment previously filed against the Company for certain additional premium taxes for the year 1987.
However, an assessment of $1.1 million for retaliatory taxes for that same year was left pending. In August 1995 the staff of the CBOE recommended that the assessment be increased to $2.5 million. These amounts do not include interest and penalties, which can add materially to amounts assessed. A hearing before the CBOE is expected to be scheduled in the near future.

Five other states also have premium tax assessments pending against the Company for various years ranging from 1984 through 1994. The aggregate amount of the assessments is $1.8 million, excluding interest and penalties. The Company cannot predict whether additional premium taxes will be assessed by California and these states for years other than those assessed to date. Also the Company cannot predict if other states will make similar assessments. State taxing authorities may be increasingly inclined to seek additional revenues by assessing premium taxes against title insurance companies domiciled outside the assessing state.

There are significant differences between Texas, where the Company's principal insurer is domiciled, and California and other states as to the regulation and taxation of the title insurance industry. Numerous complex issues are involved. The Company intends to oppose vigorously these assessments. There can be no assurance about whether the Company will prevail in these controversies or that retaliatory premium tax assessments will not, in the aggregate, materially adversely affect the Company's earnings in future years.

The provision for income taxes represented a 32.4% effective tax rate in 1995 and 33.0% effective tax rate in 1994.


Liquidity and capital resources

Operating earnings represent the primary source of financing, but this may be supplemented by bank borrowings. The capital resources of the Company, and the present debt-to-equity relationship, are considered satisfactory.

Item 2:    Management's Discussion and Analysis of Financial
           Condition and Results of Operations



A comparison of the results of operations of the Company for the third quarter of 1995 with the third quarter of 1994 follows:


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


Revenues

The Company's revenues from title premiums and fees rose $4.5 million, or 6.6%, in the third quarter of 1995 as compared to the third quarter of 1994.

The number of closings handled by the Company were up 7.7% primarily because of a gradual decline in mortgage interest rates that began in the early months of 1995, dropping below and stabilizing at roughly the 8% level in May. Closings increased in Texas, Colorado, Florida and most of the company's other major markets except California. The average revenue per closing rose 4.3%. Premium revenues from new and existing agents decreased 6.7% in 1995 as compared to 1994.

Investment income was up 10.2% in 1995, due to an increase in  market yields.


Expenses

Employee expenses increased $1.4 million, or 4.0%, in 1995. While the Company has reduced employee expenses in the title offices, the reduction was more than offset by the addition of new offices and increases in the systems development and programming operations. Most of the increase was attributable to developing new, or significantly improving, existing operating processes.
These expenditures are expected to add customer revenues and reduce operating expenses and title losses in the future.

Other operating expenses increased by $.6 million, or 2.8%, in 1995 primarily because of increased volume. Other operating expenses include advertising, premium taxes, title plant expenses, rent, supplies, telephone, policy forms, delivery, travel and fees paid to attorneys for examination and closing services.

Provisions for title losses and related claims were down $.3 million in 1995. The Company's recent experience in claims has improved significantly as a result of the Company's programs designed to curtail claims and improve recoveries on claims. The first and second quarters of 1995 included larger than usual recoveries. As a percentage of title premiums, fees and related revenues, provisions decreased to 12.6% in 1995 versus 13.9% in 1994. The ratio was 13.9% for the full year 1994.

In December 1994 the California Board of Equalization (the "CBOE") ruled in favor of the Company concerning an assessment previously filed against the
Company for certain additional premium taxes for the year 1987.   However, an
assessment of $1.1 million for retaliatory taxes for that same year was left pending. In August 1995 the staff of the CBOE recommended that the assessment be increased to $2.5 million. These amounts do not include interest and penalties, which can add materially to amounts assessed. A hearing before the CBOE is expected to be scheduled in the near future.

Five other states also have premium tax assessments pending against the Company for various years ranging from 1984 through 1994. The aggregate amount of the assessments is $1.8 million, excluding interest and penalties. The Company cannot predict whether additional premium taxes will be assessed by California and these states for years other than those assessed to date. Also the Company cannot predict if other states will make similar assessments. State taxing authorities may be increasingly inclined to seek additional revenues by assessing premium taxes against title insurance companies domiciled outside the assessing state.

There are significant differences between Texas, where the Company's principal insurer is domiciled, and California and other states as to the regulation and taxation of the title insurance industry. Numerous complex issues are involved. The Company intends to oppose vigorously these assessments. There can be no assurance about whether the Company will prevail in these controversies or that retaliatory premium tax assessments will not, in the aggregate, materially adversely affect the Company's earnings in future years.

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


      (b) There were no reports on Form 8-K filed during the quarter ended September 30, 1995

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

         On June 19, 1995, the Court entered an order preliminarily approving the proposed settlement and authorizing the parties to attempt to negotiate an amount of plantiffs' attorneys' fees and expenses to be awarded by the Court and paid by the defendants. The plaintiffs subsequently petitioned the Court to award approximately $7.8 million in such fees and expenses, and the defendants have opposed such an award. The Court conducted a final hearing on the proposed 1995 settlement on October 10, 1995. On October 31, 1995, the Court filed an order certifying the consolidated proceeding as a class action. The Court has taken under advisement the other issues in the proceeding.

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



                    Stewart Information Services Corporation
                    ----------------------------------------
                                  (Registrant)




November 10, 1995
     Date


                                  Max Crisp
               -----------------------------------------------
                                  Max Crisp
               (Vice President - Finance, Secretary-Treasurer,
                       Director and Principal Financial
                           and Accounting Officer)

                   EXHIBIT  INDEX


             4.  -  Rights of Common and Class B Common
                    Stockholders


            27.0 -  Financial data schedule



            28.2 -  Details of Investments as reported in the
                        Quarterly Report to Shareholders