Form 10-Q/A
period 1995-09-30
STEWART INFORMATION SERVICES CORP
filed 1995-12-14
CIK 94344

                                  FORM 10-Q/A

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549


(Mark One)

[ x  ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934


For the Quarterly period ended  September 30, 1995
                                ------------------

[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934


For the transition period from ______________________ to _______________________


Commission file number    1-12688
                          -------

                    STEWART INFORMATION SERVICES CORPORATION
                    ----------------------------------------
             (Exact name of registrant as specified in its charter)


       Delaware                                            74-1677330
--------------------                                       ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


                    1980 Post Oak Blvd., Houston, TX  77056
                    ----------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                               (713)  625-8100
                               ---------------
              (Registrant's telephone number, including area code)

________________________________________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                          Common            5,847,003
                  Class B Common              525,006

                                    PART II


                                                                                     Page
            Item 1.   *  Legal Proceedings

            Item 6.      Exhibits and Reports on Form 8-K

                (a)      Exhibits
                      **3.  -  (ii) - By Laws                                         1

                      * 4.  -  Rights of Common and Class B Common
                               Stockholders

                      *27.0 -  Financial data schedule

                      *28.2 - Details of Investments as reported in the Quarterly Report to Shareholders

                (b) There were no reports on Form 8-K filed during the quarter ended September 30, 1995


-------------
*  - Previously filed
** - Filed herewith

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




December 13, 1995

-----------------
    Date


                              /s/  MAX CRISP
                     _____________________________________

                                   Max Crisp
                (Vice President - Finance, Secretary-Treasurer,
                        Director and Principal Financial
                            and Accounting Officer)

                         EXHIBIT  INDEX


            **3.    -    (ii) - By Laws

            * 4.    -    Rights of Common and Class B Common
                         Stockholders

            *27.0   -    Financial data schedule

            *28.2   -    Details of Investments as reported in the
                         Quarterly Report to Shareholders

-------------
*  - Previously filed
** - Filed herewith