Form 10-K405
period 1995-12-31
STEWART INFORMATION SERVICES CORP
filed 1996-03-18
CIK 94344

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from __________  to __________

Commission file number 1-12688

                    STEWART INFORMATION SERVICES CORPORATION
             (Exact name of registrant as specified in its charter)

                         DELAWARE                                                  74-1677330
(State or other jurisdiction of incorporation or organization)       (I.R.S. Employer Identification No.)

        1980 POST OAK BLVD., HOUSTON, TEXAS                                          77056
     (Address of principal executive offices)                                     (Zip Code)

Registrant's telephone number, including area code:  (713) 625-8100

Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

Securities registered pursuant to Section 12(g) of the Act:

                           COMMON STOCK, $1 PAR VALUE

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of March 1, 1996, 6,139,758 shares of Common Stock, $1 par value, and 525,006 shares of Class B Common Stock, $1 par value, were outstanding. The aggregate market value as of such date of the Common Stock (based upon the closing sales price of the Common Stock as reported by the NYSE on March 8,
1996) of Stewart Information Services Corporation held by nonaffiliates of the Registrant was approximately $125,865,039.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Stewart Information Services Corporation Annual Report to Stockholders for the year ended December 31, 1995 are incorporated by reference in Parts I and II of this document.

         Portions of the definitive proxy statement (the "Proxy Statement"), relating to the annual meeting of the Registrant's stockholders to be held April 26, 1996, are incorporated by reference in Parts III and IV of this document.

================================================================================

                                   FORM 10-K

                                 ANNUAL REPORT

                          YEAR ENDED DECEMBER 31, 1995


                               TABLE OF CONTENTS



                                     PART I

  ITEM
   NO.                                                                                            PAGE
   ---                                                                                            ----
  1.     Business .......................................................................           1
  2.     Properties .....................................................................           3
  3.     Legal Proceedings ..............................................................           4
  4.     Submission of Matters to a Vote of Security Holders ............................           4

                                                PART II

  5.     Market for Registrant's Common Equity and Related Stockholder Matters ..........           5
  6.     Selected Financial Data ........................................................           6
  7.     Management's Discussion and Analysis of Financial Condition and Results of
           Operations ...................................................................           6
  8.     Financial Statements and Supplementary Data ....................................           6
  9.     Changes in and Disagreements with Accountants on Accounting and Financial
           Disclosure ...................................................................           6


                                               PART III

  10.    Directors and Executive Officers of the Registrant .............................           7
  11.    Executive Compensation .........................................................           7
  12.    Security Ownership of Certain Beneficial Owners and Management .................           7
  13.    Certain Relationships and Related Transactions .................................           7


                                                PART IV

  14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K  ..............           8

         Signatures .....................................................................          10

                                   P A R T  I

ITEM 1.  BUSINESS

Stewart's primary business is title insurance. Stewart issues policies through 3,549 issuing locations on homes and other real property located in all 50 states, the District of Columbia, Canada, Mexico, Belize (reinsurance), the Bahamas, Guam, England and the Commonwealth of the Northern Marianas. Stewart sells computer-related services and information, as well as mapping products and geographic information systems to government and private entities, both domestic and foreign.

Examination and closing. The purpose of a title examination is to ascertain the ownership of the property being transferred, what debts are owed on it and what the title policy coverage will be. This involves searching for and examining documents such as deeds, mortgages, wills, divorce decrees, court judgments, liens, paving assessments and tax records.

At the closing or "settlement", the seller executes a deed to the new owner. The buyer signs new mortgage documents. Closing funds are then disbursed to the seller, the prior mortgage company, real estate brokers, the title company and others. The documents are then recorded in the public records. A title policy is generally issued to both the lender and new owner.

Title policies. Lenders in the USA generally require title insurance as a condition to making a loan on real estate, including securitized lending. This is to assure lenders of the priority of their lien position. The purchasers of the property want the assurance given in their policy against claims that may arise against their ownership. The face amount of the policy is normally the purchase price or the amount of the related loan.

Title insurance is substantially different from other types of insurance.
Fire, auto, health and life insurance protect against losses and events in the future. In contrast, title insurance seeks to eliminate most risks through the examination and settlement process.

Losses. Losses on policies occur because of a title defect not discovered during the examination and settlement process. Other reasons for losses include forgeries, misrepresentations, unrecorded construction liens, the failure to pay off existing liens, mishandling of settlement funds, issuance by agents of unauthorized coverages and other legal issues.

Some claimants seek damages in excess of policy limits. Such claims are based on various legal theories usually alleging misrepresentation by an issuing office. Although the Company vigorously defends against spurious claims, it has from time to time incurred a loss in excess of policy limits.

Experience shows that most claims against policies and claim payments are made in the first six years after the policy has been issued, although claims may be made many years later. By their nature, claims are often complex, vary greatly in dollar amounts and are affected by economic and market conditions and the legal environment existing at the time of settlement of the claims.

Factors affecting revenues. Title revenues are closely related to the level of activity in the real estate market and the prices at which real estate sales are made. Real estate sales are directly affected by the availability and cost of money to finance purchases. Other factors include demand by buyers, consumer confidence and family incomes. These factors may override the seasonal nature of the title business. Generally, the third quarter is the most active in terms of real estate sales and the first quarter is the least active.

Selected information for the national real estate industry follows (1995 amounts are preliminary):

         -----------------------------------------------------------------------------------------
                                                                    1995         1994        1993
         -----------------------------------------------------------------------------------------
         Housing starts - millions   . . . . . . . . . . .          1.35         1.46         1.29
         Housing resales - millions  . . . . . . . . . . .          3.81         3.95         3.80
         Housing resales - median sales price in $
           thousands   . . . . . . . . . . . . . . . . . .         112.9        109.8        106.8

Customers. The primary sources of title business are attorneys, builders, developers, lenders and real estate brokers. No one customer was responsible for as much as five percent of Stewart's title revenues in any of the last three years. Titles insured included residential and commercial properties, undeveloped acreage, farms and ranches.

Service, location, financial strength, size and related factors affect customer acceptance. Increasing market share is accomplished primarily by providing superior service. The parties to a closing are concerned with personal schedules and the interest and other costs associated with the delays in the settlement. The rates charged to customers are regulated to varying degrees by different states. = Market share. Estimating a title insurer's market share is difficult. Stewart believes it is the leading title insurer in Texas and in a number of cities across the USA. Based on unconsolidated statutory revenues for 1994 (1995 amounts are not available), Stewart Title Guaranty Company ("Guaranty") is the fourth largest title insurer in America.

Competitors include (names are abbreviated) Chicago Title, Commonwealth, Fidelity, First American, Lawyers Title and Old Republic. As do most title insurers, Stewart also competes with abstractors, attorneys who issue title opinions and attorney-owned title insurance bar funds. A number of home builders, financial institutions, real estate brokers and others own or control title insurance agents, some of which issue policies underwritten by Guaranty. This "controlled" business also provides competition for Stewart's agents.

Offices. The number of locations issuing Stewart policies was 3,549 at December 31, 1995, compared to 3,312 a year earlier and 2,979 two years earlier. Of these totals, 3,302, 3,018 and 2,741 were independent agents at December 31, 1995, 1994 and 1993, respectively. Affiliated offices produced 77% to 80% of consolidated revenues from title premiums and fees during each of the three years ended December 31, 1995.

Title revenues by state. The approximate amounts and percentages of Stewart's consolidated title revenues (excluding other revenues) by state for the last three years were:

                                 AMOUNTS
                               ($MILLIONS)                            PERCENTAGES
                        -----------------------                 ----------------------
                        1995      1994     1993                  1995     1994    1993
                        -----------------------                 ----------------------
Texas . . . . . . . .    62        73        85                   25       27      27
California  . . . . .    59        68        95                   24       25      30
Florida . . . . . . .    21        22        27                    9        8       9
Arizona   . . . . . .    12        14        14                    5        5       5
All others  . . . . .    89        95        97                   37       35      29
                       ----       ---      ----                 ----     ----    ----
                        243       272       318                  100      100     100
                       ====      ====      ====                 ====     ====     ===


Regulations. Title insurance companies are subject to extensive state regulations covering rates, agent licensing, policy forms, trade practices, reserve requirements, investments and the flow of funds between an insurer and its parent or its subsidiaries and any similar related party transaction. Kickbacks and similar practices are prohibited by certain state and federal laws.

Employees. Stewart and its subsidiaries employed approximately 3,757 persons at December 31, 1995.

ITEM 2.  PROPERTIES

         The Registrant and its wholly-owned subsidiary, Stewart Title Guaranty Company and its subsidiaries ("Guaranty"), own or lease the following principal properties:

         The following table sets forth information about the Registrant's principal properties:

       Location                   Type                        Use                     Size         Acquired In
-----------------------  -----------------------    -----------------------    ---------------     -----------
Houston, Texas           Leased office building     Executive office of the    161,260 sq. ft.         (1)
                                                    Registrant and Guaranty

Dallas, Texas            Leased office building     Office of Guaranty           25,117 sq. ft         (2)

Austin, Texas            Leased office building     Office of Guaranty           15,805 sq. ft.        (3)

Los Angeles, California  Leased office building     Office of Guaranty           22,466 sq. ft.        (4)

San Diego, California    Leased office building     Office of Guaranty           20,020 sq. ft.        (5)

Riverside, California    Leased office building     Office of Guaranty           20,968 sq. ft.        (4)

San Antonio, Texas       Owned office building      Office of Guaranty           26,769 sq. ft.     1980 & 1982

Galveston, Texas         Owned office building      Office of Guaranty           50,000 sq. ft.        1905

Phoenix, Arizona         Owned office building      Office of Guaranty           24,459 sq. ft.        1981

Tucson, Arizona          Owned office building      Office of Guaranty           24,000 sq. ft.        1974


(1)  This lease  terminates in 2004.
(2)  This lease terminates in 1999.
(3)  This lease terminates in 1996.
(4)  These leases terminate  in 1998.
(5)  This lease terminates in 2000.

         The Registrant leases offices at approximately 301 locations. The average term for all such leases is approximately six years. The leases expire from 1996 to 2005. The Registrant believes it will not have any difficulty obtaining renewals of leases as they expire or, alternatively, leasing comparable property. The aggregate annual rental expense under all leases was approximately $17,284,000.

         All buildings and equipment owned or leased by the Registrant are considered by the Registrant to be well maintained, adequately insured and generally sufficient for the Registrant's purposes. Substantially all of the Registrant's owned real property above is subject to mortgages.

ITEM 3. LEGAL PROCEEDINGS


         Guaranty and 10 other title insurers are defendants in a consolidated class action proceeding originating from complaints first filed in April 1990. The suit is currently pending in the United States District Court for the District of Arizona. The plaintiffs allege that the defendants violated federal antitrust law by participating in title insurance rating bureaus in Arizona and Wisconsin in the early 1980s through which they allegedly agreed upon the prices and other terms and conditions of sale for title search and examination services. The plaintiffs request treble damages in an unspecified amount, costs and attorneys' fees.

         The parties have negotiated and proposed to the court a settlement pursuant to which members of the class would receive cash (not to exceed approximately $4.1 million from all defendants) and additional coverage under, and discounts on, title insurance policies. In addition, the defendants and counsel for certain plaintiffs have proposed to the Court that it award such counsel the negotiated sum of $1.3 million in fees and expenses. Following hearings on these matters, the Court has certified the proceeding as a class action and taken the remaining issues under advisement.

         The Registrant is a party to routine lawsuits incidental to its business most of which involve disputed policy claims. In many of these suits, the plaintiff seeks exemplary or treble damages in excess of policy limits based on the alleged malfeasance of an issuing agent of the Registrant.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                 P  A  R  T  II



ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Common Stock began trading on the New York Stock Exchange ("NYSE") on January 5, 1994 under the symbol "STC". The following table sets forth the high and low sales prices of the Common Stock for each fiscal period indicated, as reported by NYSE, and the amount of cash dividends paid per share.


                                                            HIGH                 LOW              DIVIDENDS
                                                            ----                 ---              ---------
1995:
  First quarter   . . . . . . . . . . . . . . . .          17.63                15.13               .05
  Second quarter    . . . . . . . . . . . . . . .          20.00                17.13               .05
  Third quarter   . . . . . . . . . . . . . . . .          20.25                18.63               .05
  Fourth quarter  . . . . . . . . . . . . . . . .          22.50                18.63               .06

1994:
  First quarter   . . . . . . . . . . . . . . . .          21.42                18.92               .05
  Second quarter    . . . . . . . . . . . . . . .          20.25                17.38               .05
  Third quarter   . . . . . . . . . . . . . . . .          18.63                15.38               .05
  Fourth quarter  . . . . . . . . . . . . . . . .          17.75                14.38               .05



    The Company has paid regular quarterly cash dividends on its Common Stock since 1972. The Company's Certificate of Incorporation provides that no cash dividends may be paid on the Class B Common Stock.

    While it is the current intention of the Board of Directors to continue to pay quarterly cash dividends on its Common Stock, the payment of future dividends necessarily will depend on the earnings and financial needs of the Company, as well as applicable legal restrictions.

ITEM 6.  SELECTED FINANCIAL DATA

    Selected financial data have been included on Page 18 of the Registrant's Annual Report to Stockholders for the year ended December 31, 1995, and such information is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information required by this Item is set forth on Pages 18 through 21 of the Registrant's Annual Report to Stockholders for the year ended December 31, 1995, and such information is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                                     1995 Annual Report
                                                                       to Stockholders
                                                                          Page No.
                                                                          -------
  Independent Auditors' Report  . . . . . . . . . . . . . . . . .             21

  Consolidated Statements of Earnings and Retained Earnings for the
  Years Ended December 31, 1995, 1994 and 1993  . . . . . . . . . .           22

  Consolidated Balance Sheets as of December 31, 1995 and 1994  . .           23

  Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1995, 1994 and 1993    . . . . . . . . . . . . . . .           24

  Notes to Consolidated Financial Statements  . . . . . . . . . . .           25


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                P  A  R  T  III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this Item is set forth in the Registrant's Proxy Statement relating to the annual meeting of the Registrant's stockholders to be held April 26, 1996, under the captions "Election of Directors" and "Executive Compensation", and such information is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

    The information required by this Item is set forth in the Registrant's Proxy Statement relating to the annual meeting of the Registrant's stockholders to be held April 26, 1996, under the caption "Executive Compensation", and such information is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

    The information required by this Item is set forth in the Registrant's Proxy Statement relating to the annual meeting of the Registrant's stockholders to be held April 26, 1996, under the caption "Security Ownership of Certain Beneficial Owners and Management", and such information is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item is set forth in the Registrant's Proxy Statement relating to the annual meeting of the Registrant's stockholders to be held April 26, 1996, under the caption "Executive Compensation", and such information is incorporated herein by reference.

                                 P  A R  T  IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1.  and 2.  Financial Statements and Financial Statement Schedules

      Item 8 of this Report on Form 10-K lists certain consolidated financial statements of the Registrant and its subsidiaries incorporated by reference to the Annual Report to Stockholders for the year ended December 31, 1995, which includes a reference to appropriate page numbers in such Annual Report.


                                                                                                Form 10-K
                                                                                                 Page No.
                                                                                                 --------
 Independent Auditors' Report   . . . . . . . . . . . . . . . . . . . . . . . . . . .               11

 Reports of Independent Auditors  . . . . . . . . . . . . . . . . . . . . . . . . . .               12

Schedule II  - Financial information of the Registrant (Parent Company)   . . . . . .               37
             - Short-term borrowings    . . . . . . . . . . . . . . . . . . . . . . .               41

Schedule V  - Valuation and qualifying accounts   . . . . . . . . . . . . . . . . . .               42


All other schedules are omitted, as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

(b)  Reports on Form 8-K

  No reports on Form 8-K were filed during the three months ended December 31, 1995.

(c)  Exhibits

   3.1 - Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant's Annual Report on Form
            10-K for the year ended December 31, 1987)

   3.2 - By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant's Annual Report on Form 10-K for the year ended
            December 31, 1991)

   4      - Rights of Common and Class B Common Stockholders (incorporated by reference to Exhibits 3.1 and 3.2 hereto)

  10.1 - Summary of agreements as to payment of bonuses to certain executive officers

  10.2    - Deferred Compensation Agreements dated March 10, 1986 between the
            Registrant and certain executive officers (incorporated by reference to Exhibit 10.2 of the Registrant's Annual Report on Form
            10-K for the year ended December 31, 1987)

  13.       - Annual Report to Stockholders for 1995 (the financial text of the annual report incorporated herein by reference in Item 6 of Part
              II of this report)

  21.       - Subsidiaries of the Registrant

  23.       - Consents of Independent Certified Public Accountants, including consents to incorporation by reference of their reports into previously filed Securities Act registration statements

  27.       - Financial Data Schedule



                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                          STEWART INFORMATION SERVICES CORPORATION
                                       (Registrant)


                          By:                      Carloss Morris
                             ----------------------------------------------------------
                             Carloss Morris, Co-Chief Executive Officer and Chairman of
                                               the Board of Directors


                          By:                      Stewart Morris
                             ----------------------------------------------------------
                              Stewart Morris, Co-Chief Executive Officer, President and
                                                     Director


                          By:                        Max Crisp
                             ----------------------------------------------------------
                             Max Crisp, Vice President-Finance, Secretary, Treasurer,
                             Director and Principal Financial and Accounting Officer



Dated:  March 18, 1996


    Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


             Max Crisp              Director                          March 18, 1996
-------------------------------
            (Max Crisp)


          E. Douglas Hodo           Director                          March 18, 1996
-------------------------------
          (E. Douglas Hodo)


           C. M. Hudspeth           Director                          March 18, 1996
-------------------------------
          (C. M. Hudspeth)


          Carloss Morris            Director                          March 18, 1996
-------------------------------
          (Carloss Morris)


          Stewart Morris            Director                          March 18, 1996
-------------------------------
          (Stewart Morris)

                         Independent Auditors' Report


To the Board of Directors and Stockholders of Stewart Information Services Corporation:

Under date of February 7, 1996, we reported on the consolidated balance sheets of Stewart Information Services Corporation and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of earnings and retained earnings and cash flows for each of the years in the three-year period ended December 31, 1995, as contained in the 1995 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1995. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


/s/ KPMG PEAT MARWICK LLP


Houston, Texas
February 7, 1996

                        REPORT OF INDEPENDENT ACCOUNTANT


Stewart Title Company
El Paso, Texas

We have audited the Statement of Assets and Liabilities of Trust (Escrow) Fund Accounts as of December 31, 1995 and 1994, prepared from the accounts maintained at your office at 500 N. Mesa, Suite 300, El Paso, Texas.

This financial statement is the responsibility of the company's management. Our responsibility is to express an opinion on this financial statement based on our audit. We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the Statement of Assets and Liabilities of Trust (Escrow) Fund Accounts referred to above presents fairly, in all material respects, the assets and liabilities of such accounts handled by Stewart Title Company, El Paso, Texas, as of December 31, 1995 and 1994, in conformity with generally accepted accounting principles.

Our audit has been made for the purpose of forming an opinion on the basic financial statement taken as a whole. The supplemental information contained in Exhibits C through F, inclusive, and Exhibit H of this report are presented as additional information and is not a required part of the basic financial statement. Such information has been subjected to the audit procedures applied in the examination of the basic statement of assets and liabilities, and is fairly stated in all material respects in relation to the basic statement of assets and liabilities, taken as a whole.



                                            /s/  M. TIMOTHY O'ROARK
                                                 M. TIMOTHY O'ROARK, C.P.A.


El Paso, Texas
March 14, 1996

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors
Stewart Title

We have audited the balance sheet of Stewart Title as of December 31, 1994, and the related statements of operations and retained earnings, and cash flows for each of the two years in the period ended December 31, 1994 (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to able present fairly, in all material respects, the financial position of Stewart Title at December 31, 1994, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.



                                         /s/  ERNST & YOUNG LLP
                                              ERNST & YOUNG LLP


Century City
Los Angeles, California
January 20, 1995

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders of Stewart Title & Trust of Phoenix, Inc.


In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income and retained earnings and of cash flows as of and for each of the two years in the period ended December 31, 1994 present fairly, in all material respects, the financial position, results of operations and cash flows of Stewart Title & Trust of Phoenix, Inc. and its subsidiary and affiliate as of and for each of the two years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of Stewart Title & Trust of Phoenix, Inc. and its subsidiary and affiliate for any period subsequent to December 31, 1994.


/s/  PRICE WATERHOUSE LLP
     Price Waterhouse LLP

Phoenix, Arizona
January 20, 1995

To the Board of Directors
Stewart Title of California
San Jose, California


                         INDEPENDENT AUDITOR'S REPORT


     We have audited the accompanying balance sheet of Stewart Title of California at December 31, 1995 and 1994 and the related statements of income, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stewart Title of California as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

                                        /s/ GRANT BENNETT ACCOUNTANTS

                                        GRANT BENNETT ACCOUNTANTS
                                        A PROFESSIONAL CORPORATION
                                        Certified Public Accountants

January 23, 1996

To the Board of Directors
Stewart Title of Monterey County
Monterey, California


                         INDEPENDENT AUDITOR'S REPORT


     We have audited the accompanying balance sheet of Stewart Title of Monterey County as of December 31, 1995 and 1994 and the related statements of income, retained earnings and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stewart Title of Monterey County as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

                                        /s/ GRANT BENNETT ACCOUNTANTS

                                        GRANT BENNETT ACCOUNTANTS
                                        A PROFESSIONAL CORPORATION
                                        Certified Public Accountants

January 5, 1996

To the Board of Directors
Stewart Title of Modesto
Modesto, California


                         INDEPENDENT AUDITOR'S REPORT


     We have audited the accompanying balance sheets of Stewart Title of Modesto at December 31, 1995 and 1994 and the related statements of income, retained earnings and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stewart Title of Modesto as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

                                        /s/ GRANT BENNETT ACCOUNTANTS

                                        GRANT BENNETT ACCOUNTANTS
                                        A PROFESSIONAL CORPORATION
                                        Certified Public Accountants

January 5, 1996

To the Board of Directors
Stewart Title of Fresno County
Fresno, California


                         INDEPENDENT AUDITOR'S REPORT


     We have audited the accompanying balance sheet of Stewart Title of Fresno County at December 31, 1995 and 1994 and the related statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stewart Title of Fresno County as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

                                        /s/ GRANT BENNETT ACCOUNTANTS

                                        GRANT BENNETT ACCOUNTANTS
                                        A PROFESSIONAL CORPORATION
                                        Certified Public Accountants

January 4, 1996

                                  EXHIBIT A


                         INDEPENDENT AUDITORS' REPORT


The Board of Directors
Stewart Title Dallas, Inc.
dba: Stewart Title North Texas, Inc.

We have audited the Statement of Assets and Liabilities of Trust (Escrow) Fund Accounts as of December 31, 1995, prepared from the accounts maintained at your office at 5728 LBJ Freeway, Dallas, Texas.

This financial statement is the responsibility of the company's management. Our responsibility is to express an opinion on this financial statement based on our audit. We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the Statement of Assets and Liabilities of Trust (Escrow) Fund Accounts referred to above presents fairly, in all material respects, the assets and liabilities of such accounts handled by Stewart Title Dallas, Inc. dba: Stewart Title North Texas, Inc. as of December 31, 1995 in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statement taken as a whole. The supplemental information contained in Exhibits C through F, inclusive, and Exhibit H of this report are presented as additional information and are not a required part of the basic financial statement. Such information has been subjected to the audit procedures applied in the examination of the basic statement of assets and liabilities, and is fairly stated in all material respects in relation to the basic statement of assets and liabilities, taken as a whole.


/s/ WILKERSON & ARTHUR, P.C.

Wilkerson & Arthur, P.C.


January 19, 1996

                                  EXHIBIT A


                         INDEPENDENT AUDITORS' REPORT


The Board of Directors
Priority Title Company of Dallas, L.L.C.

We have audited the Statement of Assets and Liabilities of Trust (Escrow) Fund Accounts as of December 31, 1995, prepared from the accounts maintained at your office at 5728 LBJ Freeway, Dallas, Texas.

This financial statement is the responsibility of the company's management. Our responsibility is to express an opinion on this financial statement based on our audit. We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the Statement of Assets and Liabilities of Trust (Escrow) Fund Accounts referred to above presents fairly, in all material respects, the assets and liabilities of such accounts handled by Priority Title Company of Dallas, L.L.C. as of December 31, 1995 in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statement taken as a whole. The supplemental information contained in Exhibits C through F, inclusive, and Exhibit H of this report are presented as additional information and are not a required part of the basic financial statement. Such information has been subjected to the audit procedures applied in the examination of the basic statement of assets and liabilities, and is fairly stated in all material respects in relation to the basic statement of assets and liabilities, taken as a whole.


/s/ WILKERSON & ARTHUR, P.C.

Wilkerson & Arthur, P.C.


January 19, 1996

                         REPORT OF INDEPENDENT ACCOUNTANTS


To: Stewart Title Austin, Inc.
    Austin, Texas

    We have audited the Statement of Assets and Liabilities of Trust (Escrow) Fund Accounts of Stewart Title Austin, Inc. as of December 31, 1995, prepared from the accounts maintained at your office at Austin, Texas.

    This financial statement is the responsibility of the company's management. Our responsibility is to express an opinion on this financial statement based on our audit. We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the Statement of Assets and Liabilities of Trust (Escrow) Fund Accounts referred to above presents fairly, in all material respects, the assets and liabilities of such accounts handled by Stewart Title Austin, Inc., as of December 31, 1995, in conformity with generally accepted accounting principles.

    Our audit has been made for the purpose of forming an opinion on the basic financial statement taken as a whole. The supplemental information contained in Exhibits C through F, inclusive, and Exhibit H of this report is presented as additional information and is not a required part of the basic financial statement. Such information has been subjected to the audit procedures applied in the examination of the basic statement of assets and liabilities, and is fairly stated in all material respects in relation to the basic statement of assets and liabilities taken as a whole.


                                                                January 10, 1996


/s/ AARONSON, WHITE & COMPANY

Aaronson, White & Company
16010 Barker's Point Lane
Suite 175
Houston, Texas 77079

                         REPORT OF INDEPENDENT ACCOUNTANTS


To: Stewart Title Company - Galveston
    Galveston, Texas

    We have audited the Statement of Assets and Liabilities of Trust (Escrow) Fund Accounts of Stewart Title Company - Galveston as of December 31, 1995 and 1994, prepared from the accounts maintained at your office at Galveston, Texas.

    This financial statement is the responsibility of the company's management. Our responsibility is to express an opinion on this financial statement based on our audit. We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the Statement of Assets and Liabilities of Trust (Escrow) Fund Accounts referred to above presents fairly, in all material respects, the assets and liabilities of such accounts handled by Stewart Title Company - Galveston, as of December 31, 1995 and 1994, in conformity with generally accepted accounting principles.

    Our audit has been made for the purpose of forming an opinion on the basic financial statement taken as a whole. The supplemental information contained in Exhibits C through F, inclusive, and Exhibit H of this report are presented as additional information and is not a required part of the basic financial statement. Such information has been subjected to the audit procedures applied in the examination of the basic statement of assets and liabilities, and is fairly stated in all material respects in relation to the basic statement of assets and liabilities taken as a whole.


                                                                January 15, 1996


/s/ AARONSON, WHITE & COMPANY

Aaronson, White & Company
16010 Barker's Point Lane
Suite 175
Houston, Texas 77079

                         REPORT OF INDEPENDENT ACCOUNTANTS


To: Stewart Title of Montgomery County, Inc.
    The Woodlands, Texas

    We have audited the Statement of Assets and Liabilities of Trust (Escrow) Fund Accounts of Stewart Title of Montgomery County, Inc. as of December 31, 1995 and 1994, prepared from the accounts maintained at your office at The Woodlands, Texas.

    This financial statement is the responsibility of the company's management. Our responsibility is to express an opinion on this financial statement based on our audit. We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the Statement of Assets and Liabilities of Trust (Escrow) Fund Accounts referred to above presents fairly, in all material respects, the assets and liabilities of such accounts handled by Stewart Title of Montgomery County, Inc., as of December 31, 1995 and 1994, in conformity with generally accepted accounting principles.

    Our audit has been made for the purpose of forming an opinion on the basic financial statement taken as a whole. The supplemental information contained in Exhibits C through F, inclusive, and Exhibit H of this report are presented as additional information and is not a required part of the basic financial statement. Such information has been subjected to the audit procedures applied in the examination of the basic statement of assets and liabilities, and is fairly stated in all material respects in relation to the basic statement of assets and liabilities taken as a whole.


                                                                January 16, 1996


/s/ AARONSON, WHITE & COMPANY

Aaronson, White & Company
16010 Barker's Point Lane
Suite 175
Houston, Texas 77079

                         REPORT OF INDEPENDENT ACCOUNTANTS


To: Stewart Title Company - Fort Bend
    Sugarland, Texas

    We have audited the Statement of Assets and Liabilities of Trust (Escrow) Fund Accounts of Stewart Title Company - Fort Bend as of December 31, 1995 and 1994, prepared from the accounts maintained at your office at Sugarland, Texas.

    This financial statement is the responsibility of the company's management. Our responsibility is to express an opinion on this financial statement based on our audit. We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the Statement of Assets and Liabilities of Trust (Escrow) Fund Accounts referred to above presents fairly, in all material respects, the assets and liabilities of such accounts handled by Stewart Title Company - Fort Bend, as of December 31, 1995 and 1994, in conformity with generally accepted accounting principles.

    Our audit has been made for the purpose of forming an opinion on the basic financial statement taken as a whole. The supplemental information contained in Exhibits C through F, inclusive, and Exhibit H of this report is presented as additional information and is not a required part of the basic financial statement. Such information has been subjected to the audit procedures applied in the examination of the basic statement of assets and liabilities, and is fairly stated in all material respects in relation to the basic statement of assets and liabilities taken as a whole.


                                                                January 18, 1996


/s/ AARONSON, WHITE & COMPANY

Aaronson, White & Company
16010 Barker's Point Lane
Suite 175
Houston, Texas 77079

                         INDEPENDENT AUDITORS' REPORT


The Board of Directors
Stewart Title Guaranty Company

I have audited the Statement of assets and liabilities of trust (escrow) fund accounts as of December 31, 1995, and 1994, prepared from the accounts maintained at your office in Houston, Texas.

This financial statement is the responsibility of the Company's management. My responsibility is to express an opinion on this financial statement based on my audit. I conducted the audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the statement of assets and liabilities of trust (escrow) fund accounts referred to above presents fairly, in all material respects, the assets and liabilities of such accounts handled by Stewart Title Guaranty Company as of December 31, 1995 and 1994, in conformity with generally accepted accounting principles.

My audit has been made for the purpose of forming an opinion on the basic financial statement taken as a whole. The supplementary information included in Exhibits C through F, inclusive and Exhibit H, of this report are presented as additional information and is not a required part of the basic financial statement. Such information has been subjected to the auditing procedures applied in the audit of the basic statement of assets and liabilities and, and in my opinion, is fairly stated in all material respects in relation to the basic statement of assets and liabilities, taken as a whole.


January 16, 1996                        /s/ GINNY SANDERS MAY, CPA

                         INDEPENDENT AUDITORS' REPORT


The Board of Directors
Stewart Title - Houston Division

     I have audited the Statement of Assets and Liabilities of Trust (Escrow) Fund Accounts as of December 31, 1995, and 1994, prepared from the accounts maintained in your office at 1980 Post Oak Boulevard, Houston, Texas.

     This financial statement is the responsibility of the company's management. My responsibility is to express an opinion on this financial statement based on my audit. I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

     In my opinion, the Statement of Assets and Liabilities of Trust (Escrow) Fund Accounts referred to above presents fairly, in all material respects, the assets and liabilities of such accounts handled by the Houston Division of Stewart Title as of December 31, 1995 and 1994, in conformity with generally accepted accounting principles.

     My audit has been made for the purpose of forming an opinion on the basic financial statement taken as a whole. The supplemental information contained in Exhibits C through F, inclusive, and Exhibit H of this report are presented as additional information and is not a required part of the basic financial statement. Such information has been subjected to the audit procedures applied in the examination of the basic statement of assets and liabilities, and fairly stated in all material respects in relation to the basic statement of assets and liabilities, taken as a whole.


January 16, 1996                        /s/ GINNY SANDERS MAY, CPA

                         INDEPENDENT AUDITORS' REPORT


Managers
Priority Title Company of Houston, L.L.C.

     I have audited the Statement of Assets and Liabilities of Trust (Escrow) Accounts as of December 31, 1995, and 1994, prepared from the accounts maintained in your office at 1980 Post Oak Boulevard, Houston, Texas.

     This financial statement is the responsibility of the company's management. My responsibility is to express an opinion on this financial statement based on my audit. I conducted the audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

     In my opinion, the Statement of Assets and Liabilities of Trust (Escrow) Fund Accounts referred to above presents fairly, in all material respects, the assets and liabilities of such accounts handled by Priority Title Company of Houston, L.L.C. as of December 31, 1995 and 1994, in conformity with generally accepted accounting principles.

     My audit has been made for the purpose of forming an opinion on the basic financial statement taken as a whole. The supplemental information contained in Exhibits C through F, inclusive, and Exhibit H of this report are presented as additional information and is not a required part of the basic financial statement. Such information has been subjected to the audit procedures applied in the examination of the basic statement of assets and liabilities, and is fairly stated in all material respects in relation to the basic statement of assets and liabilities, taken as a whole.


January 19, 1996                        /s/ GINNY SANDERS MAY, CPA

                                  EXHIBIT A


                         INDEPENDENT AUDITORS' REPORT


Board of Directors
Stewart Title Company--Beaumont Division
Beaumont, Texas 77706

We have audited the Statement of Assets and Liabilities of Trust (Escrow) Fund Accounts as of December 31, 1995 prepared from the accounts maintained at your office at 2390 N. Dowlen Road, Beaumont, Texas.

This financial statement is the responsibility of the company's management. Our responsibility is to express an opinion on this financial statement based on our audit. We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the Statement of Assets and Liabilities of Trust (Escrow) Fund Accounts referred to above presents fairly, in all material respects, the assets and liabilities of such accounts handled by Stewart Title
Company--Beaumont Division as of December 31, 1995, in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statement taken as a whole. The supplemental information contained in Exhibits C through F, inclusive, and Exhibit H of this report are presented as additional information and is not a required part of the basic financial statement. Such information has been subjected to the audit procedures applied in the examination of the basic statement of assets and liabilities, and is fairly stated in all material respects in relation to the basic statement of assets and liabilities, taken as a whole.


                                        Very truly yours,


                                        /s/ EDGAR, KIKER & CROSS, L.L.P.


                                        EDGAR, KIKER & CROSS, L.L.P.
                                        Certified Public Accountants


RTE/lg

                         INDEPENDENT AUDITOR'S REPORT


Board of Directors
Stewart Title Company
Houston, Texas

I have examined the statement of assets and liabilities of trust (escrow) fund accounts as of December 31, 1995 and 1994, prepared from the accounts maintained at your office in San Antonio, Texas.

My examination, which was limited to such accounts, was made in accordance with generally accepted auditing standards, and accordingly included such tests of the accounting records and such other auditing procedures as I considered necessary in the circumstances.

In my opinion, the aforementioned statements of assets and liabilities of trust (escrow) fund accounts (not separately presented herein) present fairly the assets and liabilities of such accounts handled by the San Antonio Division of Stewart Title Company, as of December 31, 1995 and 1994, in accordance with generally accepted accounting principles, applied on a consistent basis.


                                        /s/ JIM S. WALKER
                                        ----------------------------------------
                                        Jim S. Walker
                                        Certified Public Accountant



Beaumont, Texas
January 96, 1996

                         INDEPENDENT AUDITORS' REPORT


Board of Directors
Stewart Title Company
Amarillo, Texas District Office

We have audited the accompanying Statement of Assets and Liabilities of Trust (Escrow) Fund Accounts as of December 31, 1995, prepared from the accounts maintained at your office at Amarillo, Texas. This financial statement is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit of the Statement of Assets and Liabilities of Trust (Escrow) Fund Accounts provides a reasonable basis for our opinion.

In our opinion, the accompanying Statement of Assets and Liabilities of Trust (Escrow) Fund Accounts referred to above presents fairly, in all material respects, the assets and liabilities of such accounts handled by Stewart Title Company, for the year then ended in conformity with generally accepted accounting principles.

Our audit has been made for the purpose of forming an opinion on the basic financial statement taken as a whole. The supplemental information contained in Exhibits C through F, inclusive, and Exhibit H of this report are presented as additional information and is not a required part of the basic financial statement. Such information has been subjected to the audit procedures applied in the audit of the basic Statement of Assets and Liabilities, and is fairly stated in all material respects in relation to the basic Statement of Assets and Liabilities, taken as a whole.


/s/ DOSHIER, PICKENS & FRANCIS, P.C.

DOSHIER, PICKENS & FRANCIS, P.C.

January 12, 1996

                      REPORT OF INDEPENDENT ACCOUNTANTS


Board of Directors
Stewart Title Company
Corpus Christi, Texas

We have audited the Statements of Assets and Liabilities of Trust (Escrow) Fund Accounts as of December 31, 1995 and 1994, prepared from the accounts maintained at your office at Corpus Christi, Texas. These financial statements is the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the Statements of Assets and Liabilities of Trust [Escrow] Fund Accounts referred to above present fairly, in all material respects, the assets and liabilities of such accounts managed by Stewart Title Company, Corpus Christi Branch, as of December 31, 1995 and 1994, in conformity with generally accepted accounting principles.

Our audits have been made a conducted for the purpose of forming an opinion of the basic financial statements taken as a whole. The supplemental information contained in Exhibits C through F, inclusive, and Exhibit H of these reports is presented as additional information and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the examinations of the basic statements of assets and liabilities, and is fairly stated in all material respects in relation to the basic statements of assets and liabilities, taken as a whole.


/s/ FANCHER AND COMPANY

FANCHER AND COMPANY

January 24, 1996

                         REPORT OF INDEPENDENT ACCOUNTANT


Board of Directors
Stewart Title of Lubbock, Inc.
7802 Indiana Avenue
Lubbock, TX 79423

     I have audited the Statements of Assets and Liabilities of Trust (Escrow) Fund Accounts as of December 31, 1995, and 1994, prepared from the accounts maintained at your office 7802 Indiana Avenue, Lubbock, Texas.

     These financial statements is the responsibility of the company's management. My responsibility is to express an opinion on this financial statement based on my audit. I conducted the audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinions.

     In my opinion, the Statements of Assets and Liabilities of Trust (Escrow) Fund Accounts referred to above presents fairly, in all material respects, the assets and liabilities of such accounts handled by Stewart Title of Lubbock, Inc. as of December 31, 1995 and 1994, in conformity with generally accepted accounting principles.

     My audits has been made for the purpose of forming an opinion on the basic financial statement taken as a whole. The supplemental information contained in Exhibits C through F, inclusive and Exhibit H of these reports are presented as additional information and is not a required part of the basic financial statement. Such information has been subjected to the audit procedures applied in the examination of the basic statement of assets and liabilities and, and in may opinion, is fairly stated in all material respects in relation to the basic statements of assets and liabilities, taken as a whole.


                                        /s/ JESUS YEPEZ

                                        Jesus Yepez
                                        Certified Public Account
Lubbock, Texas

                         REPORT OF INDEPENDENT ACCOUNTANT


Board of Directors
Stewart Title Guaranty Company
Houston, Texas

We have audited the Statement of Assets and Liabilities of Trust (Escrow) Fund Accounts of Stewart Title Company - Fort Bend as of December 31, 1995 and 1994, prepared from the accounts maintained at your office at 218 Main Street, Texarkana, Texas.

These financial statements is the responsibility of the company's management. Our responsibility is to express an opinion on this financial statement based on our audit. We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinions.

In our opinion, the Statements of Assets and Liabilities of Trust (Escrow) Fund Accounts referred to above presents fairly, in all material respects, the assets and liabilities of such accounts handled by Stewart Title Company - Fort Bend, as of December 31, 1995 and 1994, in conformity with generally accepted accounting principles.

Our audits have been made for the purpose of forming an opinion on the basic financial statement taken as a whole. The supplemental information contained in Exhibits C through F, inclusive, and Exhibit H of this report are presented as additional information and is not a required part of the basic financial statement. Such information has been subjected to the audit procedures applied in the examination of the basic statement of assets and liabilities, and is fairly stated in all material respects in relation to the basic statement of assets and liabilities taken as a whole.



/s/ WILLIAMS & PEARCY, P.C.

Williams & Pearcy, P.C.
January 10, 1996

                         INDEPENDENT AUDITOR'S REPORT


Stewart Title Company of Rockport, Inc.
Rockport, Texas 78382

We have audited the Statements of Assets and Liabilities of Trust (Escrow) Fund Accounts as of December 31, 1995 and 1994 prepared from the accounts maintained at your office at Rockport, Texas.

The financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the Statements of Assets and Liabilities of Trust (Escrow) Fund Accounts referred to above presents fairly, in all material respects, the assets and liabilities of such accounts handled by Stewart Title
Company of Rockport, Inc. as of December 31, 1995 and 1994, in conformity with generally accepted accounting principles.

Our audits have been made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information contained in Exhibits C through H, inclusive, of this report are presented as additional information and is not a required part of the basic financial statement. Such information has been subjected to the audit procedures applied in the examination of the basic statements of assets and liabilities, and is fairly stated in all material respects in relation to the basic statements of assets and liabilities, taken as a whole.


/s/ FLUSCHE, VAN BEVEREN, KILGORE, P.C.

Flusche, Van Beveren, Kilgore, P.C.
Certified Public Accountants

January 23, 1996
Corpus Christi, Texas

                         INDEPENDENT AUDITOR'S REPORT


Stewart Title Company of San Patricio County, Inc.
Rockport, Texas 78382

We have audited the Statements of Assets and Liabilities of Trust (Escrow) Fund Accounts as of December 31, 1995 and 1994 prepared from the accounts maintained at your office at Portland, Texas.

The financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the Statements of Assets and Liabilities of Trust (Escrow) Fund Accounts referred to above presents fairly, in all material respects, the assets and liabilities of such accounts handled by Stewart Title Company of San Patricio County, Inc. as of December 31, 1995 and 1994, in conformity with generally accepted accounting principles.

Our audits have been made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information contained in Exhibits C through H, inclusive, of this report are presented as additional information and is not a required part of the basic financial statement. Such information has been subjected to the audit procedures applied in the examination of the basic statements of assets and liabilities, and is fairly stated in all material respects in relation to the basic statements of assets and liabilities, taken as a whole.


/s/ FLUSCHE, VAN BEVEREN, KILGORE, P.C.

Flusche, Van Beveren, Kilgore, P.C.
Certified Public Accountants

January 23, 1996
Corpus Christi, Texas

                         INDEPENDENT AUDITORS' REPORT


The Board of Directors
Stewart Title Dallas, Inc.
d/b/a Stewart Title North Texas, Inc.

We have audited the Statement of Assets and Liabilities of Trust (Escrow) Fund Accounts as of December 31, 1994, prepared from the accounts maintained at your office at 5728 LBJ Freeway, Dallas, Texas.

This financial statement is the responsibility of the company's management. Our responsibility is to express an opinion on this financial statement based on our audit. We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the Statement of Assets and Liabilities of Trust (Escrow) Fund Accounts referred to above present fairly, in all material respects, the assets and liabilities of such accounts handled by Stewart Title Dallas, Inc. as of December 31, 1994, in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statement taken as a whole. The supplemental information contained in Exhibits C through F, inclusive, and Exhibit H of this report are presented as additional information and are not required parts of the basic financial statement. Such information has been subjected to the audit procedures applied in the examination of the basic statement of assets and liabilities, and is fairly stated in all material respects in relation to the basic Statement of Assets and Liabilities of Trust (Escrow) Fund accounts.


                                        /s/ [ILLEGIBLE]

January 20, 1995

                                                                     SCHEDULE II


                    STEWART INFORMATION SERVICES CORPORATION
                                (PARENT COMPANY)

                    INCOME AND RETAINED EARNINGS INFORMATION


                                                                             Year Ended December 31,
                                                                             -----------------------
                                                                       1995            1994           1993
                                                                    --------        --------        --------
                                                                                 (In thousands)
Revenues
  Investment income   . . . . . . . . . . . . . . . . . . . .      $     224        $    201        $    131
  Other income  . . . . . . . . . . . . . . . . . . . . . . .             12              28              22
                                                                   ---------        --------        --------
                                                                         236             229             153

Expenses
  Employee costs  . . . . . . . . . . . . . . . . . . . . . .            211             288             533
  Other operating expenses  . . . . . . . . . . . . . . . . .          1,634           1,211             855
  Depreciation and amortization . . . . . . . . . . . . . . .            101              21              29
                                                                   ---------        --------        --------
                                                                       1,946           1,520           1,417

Loss before taxes and equity in earnings of investees   . . .         (1,710)         (1,291)         (1,264)
Income taxes (benefit)  . . . . . . . . . . . . . . . . . . .           (592)           (444)           (549)
Equity in earnings of investees   . . . . . . . . . . . . . .          8,125          10,525          24,374
                                                                   ---------        --------        --------

Net income  . . . . . . . . . . . . . . . . . . . . . . . . .          7,007           9,678          23,659


Retained earnings at beginning of year  . . . . . . . . . . .        112,754         106,262          83,575
Cash dividends on Common Stock ($.21, $.20 and $.17 per
  share)    . . . . . . . . . . . . . . . . . . . . . . . . .         (1,214)         (1,118)           (972)

Stock dividend  . . . . . . . . . . . . . . . . . . . . . . .            -            (2,068)              -
                                                                   ---------        --------        --------

Retained earnings at end of year  . . . . . . . . . . . . . .      $ 118,547        $112,754        $106,262
                                                                   =========        ========        ========


                 See accompanying note to financial statements.


                                         (Schedule continued on following page.)

                                                                     SCHEDULE II
                                                                     (CONTINUED)

                    STEWART INFORMATION SERVICES CORPORATION
                                (PARENT COMPANY)

                           BALANCE SHEET INFORMATION

                                                                                               December 31,
                                                                                               ------------
                                                                                            1995          1994
                                                                                            ----          ----
                                                                                               (In thousands)

Assets
  Cash and cash equivalents   . . . . . . . . . . . . . . . . . . . . . . . . . . .          $  54          $ 184
                                                                                         ---------      ---------

  Short-term investments  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          4,373          4,520
                                                                                         ---------      ---------

  Receivables:
    Notes, including $7,057 and $6,868 from affiliates  . . . . . . . . . . . . . .          7,251          7,018
    Other, including $5,000 and $1,260 from affiliates  . . . . . . . . . . . . . .          6,873          5,611
    Less allowance for uncollectible amounts  . . . . . . . . . . . . . . . . . . .              -             (8)
                                                                                            14,124         12,621


  Furniture and equipment at cost   . . . . . . . . . . . . . . . . . . . . . . . .            167            166
  Less accumulated depreciation   . . . . . . . . . . . . . . . . . . . . . . . . .            (67)           (46)
                                                                                         ---------      ---------
                                                                                               100            120

  Title plants, at cost   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             48             48
  Investments in investees  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        155,408        141,806
  Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3,241          2,256
                                                                                         ---------      ---------
                                                                                         $ 177,348     $  161,555
                                                                                         =========     ==========


Liabilities
  Accounts payable and accrued liabilities    . . . . . . . . . . . . . . . . . . .         $2,496         $5,202

Contingent liabilities and commitments

Stockholders' equity
  Common - $1 par, authorized 15,000,000, issued and outstanding 5,864,758 and
     5,686,706  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          5,865          5,687
  Class B Common - $1 par, authorized 1,500,000, issued and outstanding 525,006 . .            525            525
  Additional paid-in-capital  . . . . . . . . . . . . . . . . . . . . . . . . . . .         45,945         42,750
  Net unrealized investment gains  (losses), net of  deferred taxes   . . . . . . .          3,970         (5,363)
  Retained earnings (1) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        118,547        112,754
                                                                                         ---------      ---------
  Total stockholders' equity ($27.36 and $25.17 per share)  . . . . . . . . . . . .        174,852        156,353
                                                                                         ---------      ---------
                                                                                         $ 177,348     $  161,555
                                                                                         =========     ==========


(1) Includes undistributed earnings of subsidiaries of $126,480 in 1995 and $124,005 in 1994.

                 See accompanying note to financial statements.

                                         (Schedule continued on following page.)

                                                                     SCHEDULE II
                                                                     (CONTINUED)

                    STEWART INFORMATION SERVICES CORPORATION
                                (PARENT COMPANY)

                             CASH FLOWS INFORMATION


                                                                               Year Ended December 31,
                                                                               -----------------------
                                                                        1995             1994             1993
                                                                     --------          --------         --------
                                                                                    (In thousands)
Cash flow from operating activities (Note)  . . . . . . . . .        $  1,169          $  (281)         $ 2,167

Cash flow from investing activities:
  Purchases of furniture and equipment and title plants -
      net   . . . . . . . . . . . . . . . . . . . . . . . . .               -              (56)             (23)
  Proceeds from investments sold    . . . . . . . . . . . . .           7,011            4,076              772
  Purchases of investments, excluding mortgage loans    . . .          (6,865)          (4,901)          (1,661)
  Increases in mortgages and other notes receivable   . . . .            (262)               -              (70)
  Collections on mortgages and other notes receivable . . . .              31              698              617
                                                                     --------          -------          -------
Cash used by investing activities . . . . . . . . . . . . . .             (85)            (183)            (365)
                                                                     --------          -------          -------

Cash flow from financing activities:
  Dividends paid  . . . . . . . . . . . . . . . . . . . . . .          (1,214)          (1,118)            (972)
  Proceeds from issuance of stock   . . . . . . . . . . . . .               -              837               23
                                                                     --------          -------          -------
Cash used by financing activities . . . . . . . . . . . . . .          (1,214)            (281)            (949)
                                                                     --------          -------          -------


(Decrease) increase in cash and cash equivalents  . . . . . .        $   (130)         $  (745)         $   853
                                                                     ========          =======          =======


Note:  Reconciliation of net income to the above amounts:
  Net income  . . . . . . . . . . . . . . . . . . . . . . . .        $  7,007          $ 9,678          $23,659
  Add (deduct):
    Depreciation and amortization   . . . . . . . . . . . . .             101               21               29
    Provision for uncollectible amounts - net   . . . . . . .              64                -             (200)
    (Increase) decrease  in accounts receivable - net   . . .          (1,326)            (378)             284
    (Decrease) increase in accounts payable and accrued
      liabilities - net   . . . . . . . . . . . . . . . . . .          (2,668)             195            1,126
    Equity in net earnings of investees   . . . . . . . . . .          (8,125)         (10,525)         (24,374)
    Dividends received from unconsolidated subsidiaries   . .           5,650            1,340              890
    Stock bonuses   . . . . . . . . . . . . . . . . . . . . .               -               61              729
    Other - net   . . . . . . . . . . . . . . . . . . . . . .             466             (673)              24
                                                                     --------          -------          -------
Cash provided (used) by operating activities  . . . . . . . .        $  1,169          $  (281)         $ 2,167
                                                                     ========          =======          =======

Supplemental information:
  Income taxes paid   . . . . . . . . . . . . . . . . . . . .               -                -                -
  Interest paid   . . . . . . . . . . . . . . . . . . . . . .               -                -                -



                 See accompanying note to financial statements.


                                         (Schedule continued on following page.)

                                                                     SCHEDULE II
                                                                     (continued)



                    STEWART INFORMATION SERVICES CORPORATION
                                (PARENT COMPANY)

                    NOTE TO FINANCIAL STATEMENT INFORMATION



    The Registrant operates as a holding company transacting substantially all business through its subsidiaries. The consolidated financial statements for the Registrant and its subsidiaries are included in Part II, Item 8 of Form 10-K. The Parent Company financial statements should be read in conjunction with the aforementioned consolidated financial statements and notes thereto and financial statement schedules.

    Total dividends received from unconsolidated subsidiaries for 1995, 1994 and 1993 were $9,390,000, $2,600,000 and $890,000, respectively.

                                                                     SCHEDULE II
                                                                     (CONTINUED)



          STEWART INFORMATION SERVICES CORPORATION AND SUBSIDIARIES

                            SHORT-TERM BORROWINGS

                     THREE YEARS ENDED DECEMBER 31, 1995


==========================================================================================================
              Col.  A                 Col.  B       Col.  C        Col.  D       Col.  E        Col.  F
==========================================================================================================
                                                                   Maximum       Average       Weighted
                                                    Weighted       amount         amount        average
                                      Balance       average      outstanding   outstanding   interest rate
       Category of aggregate          at end        interest     during the     during the    during the
    short-term borrowings  (1)       of period        rate         period       period (2)    period (3)
==========================================================================================================
December 31, 1993:
  Banks   . . . . . . . . . . . .  $  1,900,066      5.92%      $  1,900,066   $  1,398,131     6.03%
                                   ============      =====      ============   ============     =====

December 31, 1994:
  Banks   . . . . . . . . . . . .  $  4,456,107      8.58%      $  4,456,107   $  2,739,508     7.38%
                                   ============      =====      ============   ============     =====

December 31, 1995:
  Banks   . . . . . . . . . . . .  $  3,380,430      8.61%      $  5,055,807   $  4,487,714     8.82%
                                   ============      =====      ============   ============     =====


-----------------
(1) Bank borrowings represent short-term notes due within one year of the loan's origination.

(2) Computed by summing each month-end balance and dividing the total by twelve.

(3) Computed by dividing total yearly interest expense by the average of the month-end principal balances.

                                                                      SCHEDULE V

           STEWART INFORMATION SERVICES CORPORATION AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                               DECEMBER 31, 1995

====================================================================================================================
              Col.  A                 Col.  B                Col. C                  Col. D          Col.  E
                                                           Additions
====================================================================================================================
                                      Balance        Charged      Charged to
                                         at            to           other                             Balance
                                     beginning      cost and       accounts       -Deductions-        at end
            Description              of period      expenses       describe        described         of period
====================================================================================================================
Stewart Information Services
  Corporation and subsidiaries:

Year ended December 31, 1993:
  Estimated title losses    . . . . .   $ 87,575,367   $58,573,916       -          $28,563,724(A)     $117,585,559
  Allowance for uncollectible
    amounts . . . . . . . . . . . . .      4,689,425     3,784,675       -            3,205,681(B)        5,268,419

Year ended December 31, 1994:
  Estimated title losses    . . . . .    117,585,559    40,211,895       -           23,481,018(A)      134,316,436
  Allowance for uncollectible
    amounts   . . . . . . . . . . . .      5,268,419     2,233,675       -            1,379,045(B)        6,123,049

Year ended December 31, 1995:
  Estimated title losses    . . . . .    134,316,436    29,590,891       -           25,594,793(A)      138,312,534
  Allowance for uncollectible
    amounts.. . . . . . . . . . . . .      6,123,049     1,333,744       -              957,846(B)        6,498,947


Stewart Information Services
  Corporation - Parent:

Year ended December 31, 1993:
 Allowance for uncollectible amounts      $  208,198    $ (200,000)(C)   -                    -             $ 8,198

Year ended December 31, 1994:
 Allowance for uncollectible amounts           8,198             -       -                    -               8,198

Year ended December 31, 1995:
 Allowance for uncollectible amounts           8,198        64,382       -               72,580(D)                -


(A) Represents payments of policy losses and loss adjustment expenses during the year, less salvage collections.

(B) Represents uncollectible accounts written off.

(C) Represents recoveries on accounts previously reserved.

(D) Represents an adjustment to accounts receivable previously reserved and current year write-off of uncollected accounts.

                               INDEX TO EXHIBITS



                                                                                            Sequentially
                                                                                              Numbered
Exhibit                                                                                         Page
-------                                                                                         ----
   3.1   -  Certificate of Incorporation of the Registrant (incorporated by reference to
            Exhibit 3.1 of the Registrant's Annual Report on Form 10-K for the year ended
            December 31, 1987)

   3.2   -  By-laws of the Registrant (incorporated by reference to Exhibit 3.2 of the
            Registrant's Annual Report on Form 10-K for the year ended December 31, 1991)

     4   -  Rights of Common and Class B Common Stockholders (incorporated by reference to
            Exhibits 3.1 and 3.2 hereto)

  10.1   -  Summary of agreements as to payment of bonuses to certain executive officers

  10.2   -  Deferred Compensation Agreements dated March 10, 1986 between the Registrant and certain executive officers (incorporated by reference to Exhibit 10.2 of the Registrant's Annual Report on Form 10-K for the year ended December 31,
            1987)

   13.   -  Annual Report to Stockholders for 1995 (the financial text of the annual report incorporated herein by reference in Item 6 of Part II of this report)

   21.   -  Subsidiaries of the Registrant

   23.   -  Consents of Independent Certified Public Accountants, including consents to incorporation by reference of their reports to previously filed Securities Act registration statements

   27.   -  Financial Data Schedule