Form 10-Q
period 1996-03-31
STEWART INFORMATION SERVICES CORP
filed 1996-05-10
CIK 94344

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(Mark One)

[ x  ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934


For the Quarterly period ended March 31, 1996


[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934



For the transition period from _______________________  to ____________________


Commission file number  1-12688
                        -------

                    STEWART INFORMATION SERVICES CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                              74-1677330
- --------------------------------                 ----------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)


                    1980 Post Oak Blvd.,  Houston, TX  77056
                    ----------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                               (713)  625-8100
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                         Common            6,150,226
                 Class B Common              525,006

                                   FORM 10-Q
                                QUARTERLY REPORT

                          Quarter Ended March 31, 1996



                               TABLE OF CONTENTS
                               -----------------



Item No.                                                           Page
- -------                                                            ----
                                 Part I
1.   Financial Statements                                           1

2.   Management's Discussion and Analysis of Financial
       Condition and Results of Operations                          5



                                 Part II


1.  Legal Proceedings                                               8

6.  Exhibits and Reports on Form 8-K                                9

    Signature                                                      13

                    STEWART INFORMATION SERVICES CORPORATION

                       CONSOLIDATED STATEMENT OF EARNINGS
                           FOR THE THREE MONTHS ENDED
                            MARCH 31, 1996 AND 1995




                                                                FIRST  QUARTER
                                                           ----------------------
                                                             1996          1995
                                                           -------       --------
                                                                 ($000 Omitted)
   Revenues
       Title premiums, fees and related revenues            74,636         55,024
       Investment income                                     3,446          3,318
       Investment gains                                        374             53
       Other income                                           (452)          (347)
                                                           -------        -------
                                                            78,004         58,048

   Expenses
       Employee costs                                       40,747         31,973
       Other operating expenses                             22,914         19,189
       Title losses and related claims                       7,960          6,627
       Depreciation and amortization                         2,465          2,263
       Interest                                                284            152
       Minority interests                                      236            (42)
                                                           -------         ------
                                                            74,606         60,162

   Income (loss) before taxes                                3,398         (2,114)
   Income taxes (benefit)                                    1,223           (687)
                                                           -------         ------
   Net income (loss)                                         2,175         (1,427)
                                                           =======         ======
   Average number of shares outstanding (000)                6,666          6,217

   Earnings (loss) per share
       Net income (loss)                                      0.33          (0.23)
                                                           =======         ======

                    STEWART INFORMATION SERVICES CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1996 AND DECEMBER 31, 1995




                                                          MAR 31      DEC 31
                                                           1996        1995
                                                          -------     -------
                                                            ($000 Omitted)
Assets
    Cash and cash equivalents                              16,737      16,698
    Short-term investments                                 27,122      28,238
    Investments - statutory reserve funds                 117,961     118,040
    Investments - other                                    69,785      67,716
    Receivables                                            30,860      30,240
    Property and equipment, net                            26,158      24,271
    Title plants                                           19,109      19,243
    Deferred taxes                                         16,000      14,108
    Other                                                  34,428      32,805
                                                          -------     -------
                                                          358,160     351,359
                                                          =======     =======
Liabilities
    Notes payable                                          13,081      12,589
    Accounts payable and accrued liabilities                20,897      21,041
    Estimated title losses                                142,284     138,312
    Minority interest                                       4,561       4,565

Contingent liabilities and commitments

Stockholders' equity
    Common and Class B Common Stock and
      additional paid-in capital                           56,537      52,335
    Net unrealized investment gains, less
      deferred taxes                                          447       3,970
    Retained earnings                                     120,353     118,547
                                                          -------     -------
      Total stockholders' equity ($28.83 per share at
        March 31, 1996)                                   177,337     174,852
                                                          -------     -------
                                                          358,160     351,359
                                                          =======     =======

                    STEWART INFORMATION SERVICES CORPORATION

                            STATEMENTS OF CASH FLOWS
              FOR THE THREE  MONTHS ENDED MARCH 31, 1996 AND 1995


                                                                 1996          1995
                                                               -------       -------
                                                                   ($000 Omitted)
Net cash flow provided by operating activities (Note)            7,201        (6,771)

Cash flow from investing activities:
    Purchases of property and equipment and title plant         (2,086)       (2,934)
    Proceeds of investments matured to sold                     30,732        26,606
    Purchases of investments, excluding mortgage loans         (35,995)      (21,967)
    Increases in mortgages and other notes                        (373)         (181)
    Collections on mortgages and other notes                       706           403
    Proceeds from issuance of stock                                  0           252
    Cash paid for the purchase of subsidiaries - net              (231)            0
                                                               -------       -------
Net cash (used) provided by investing activities                (7,247)        2,179

Cash flow from financing activities:
    Dividends paid                                                (369)         (285)
    Proceeds of notes payable                                    1,002           419
    Payments on notes payable                                     (548)         (708)
                                                               -------       -------
Net cash provided (used) by financing activities                    85          (574)
                                                               -------       -------
Net increase (decrease) in cash and cash equivalents                39        (5,166)
                                                               =======       =======
NOTE:  Reconciliation of net income to above amounts:

Net income                                                       2,175        (1,427)
Add (deduct):
      Depreciation and amortization                              2,484         2,281
      Provision for title losses in excess of payments           3,972           610
      Provision for uncollectible amounts                         (110)          151
      Increase in accounts receivable, net                      (1,355)       (3,383)
      Decrease in accounts payable and accrued liabilities        (291)       (5,210)
      Minority interest expense                                    236           (42)
      Equity in net earnings of investees                          404           360
      Realized investment losses (gains) - net                    (374)           53
      Other, net                                                    60          (164)
                                                               -------       -------
Net cash flow provided (used) by operating activities            7,201        (6,771)
                                                               =======       =======

                    STEWART INFORMATION SERVICES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

Note 1:   Interim Financial Statements

         The financial information contained in this report for the three month periods ended March 31, 1996 and 1995, and as at March 31, 1996, is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of this information for all unaudited periods, consisting only of normal recurring accruals, have been made. The results of operations for the interim periods are not necessarily indicative of results for a full year.

Item 2:  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

- --------------------------------------------------------------------------------

A comparison of the results of operations of the Company for the first three months of 1996 with the first three months of 1995 follows:


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


Revenues

The Company's revenues from title premiums and fees rose $19.6 million, or 35.6%, in the first three months of 1996 as compared to the first three months of 1995. Mortgage interest rates in early 1996 were significantly lower than a year ago, causing higher real estate activity in the current year.

The number of closings handled by the Company were up approximately 52.0%. Closings increased in California, Texas, Colorado and most of the Company's other major markets. The average revenue per closing fell in 1996 because more refinancing transactions (which are discounted) were handled. Premium revenues from nontitle operations and new and existing agents increased in 1996 over 1995.

Investment income was up slightly in 1996, due to an increase in the average balance invested.


Expenses

Employee expenses increased $8.8 million, or 27.4%, in 1996 primarily because of an increase in the average number of employees, from 3,398 a year ago to 3,925 in 1996. The increase in staff in 1996 was primarily in California, Colorado, Nevada, new offices and automation. While the Company continues to monitor overall employee expenses, it has chosen to increase cost levels in automation and real estate information areas. The Company believes the development and sale of new products and services for new and existing customers is important to its future. Through automating operating processes, the Company expects to add customer revenue and reduce operating expenses and title losses in the future.

Other operating expenses increased by $3.7 million, or 19.4%, in 1996 primarily because of new offices and increased volume. Other operating expenses include business promotion, premium taxes, title plant expenses, office rent, telephone, policy forms, delivery expenses, travel and fees paid to attorneys for examination and closing services.

Provisions for title losses and related claims were up $1.3 million in 1996. The Company's recent experience in claims has improved significantly. As a percentage of title premiums, fees and related revenues, provisions decreased to 10.7% in 1996 versus 12.0% in 1995. The ratio was 11.1% for the full year 1995.

In December 1994 the California Board of Equalization (CBOE) ruled in favor of the Company concerning an assessment of additional premium taxes for the year 1987. However, an additional assessment for retaliatory taxes for 1987 was left pending. In April 1996 the CBOE ruled in favor of the Company on the retaliatory assessment.

Five other states have also assessed the Company additional premium or retaliatory taxes. The Company cannot predict whether additional taxes of this nature will be assessed in material amounts. State taxing authoratives are under increasing pressure to collect additional tax revenues. The Company intends to vigorously oppose any assessments and believes its tax payments are correct. However, there can be no assurances the Company will prevail in these controversies.

The provision for income taxes represented a 36.0% effective tax rate in 1996 and a 32.5% effective tax rate in 1995.


Liquidity and capital resources

Operating earnings represent the primary source of financing, but this may be supplemented by bank borrowings. The capital resources of the Company, and the present debt-to-equity relationship, are considered satisfactory.

                                    PART II




                                                                           Page
                                                                           ----
  Item 1.   Legal Proceedings                                                8


  Item 6.   Exhibits and Reports on Form 8-K

      (a)   Exhibits
              4.   -  Rights of Common and Class B Common                    9
                      Stockholders

             27.0  -  Financial data schedule                               10

             28.2  -  Details of Investments as reported in the             12
                        Quarterly Report to Shareholders

      (b) There were no reports on Form 8-K filed during the quarter ended March 31, 1996

ITEM 3. LEGAL PROCEEDINGS


         Guaranty and 18 other title insurers are defendants in a consolidated class action proceeding originating from complaints first filed in April 1990. The suit is currently pending in the United States District Court for the District of Arizona. The plaintiffs allege that the defendants violated federal antitrust law by participating in title insurance rating bureaus in Arizona and Wisconsin in the early 1980s through which they allegedly agreed upon the prices and other terms and conditions of sale for title search and examination services. The plaintiffs request treble damages in an unspecified amount, costs and attorneys' fees.

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




May 8, 1996
- -----------
   Date


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