Form 10-Q
period 1996-06-30
STEWART INFORMATION SERVICES CORP
filed 1996-08-12
CIK 94344

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly period ended  June 30, 1996


[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934


For the transition period from _______________ to _______________


Commission file number    1-12688


                    STEWART INFORMATION SERVICES CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                       74-1677330
- -------------------------------                          ----------
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

- --------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                          Common             6,201,580
                  Class B Common               525,006

                                   FORM 10-Q

                                QUARTERLY REPORT

                          Quarter Ended June 30, 1996



                               TABLE OF CONTENTS




Item No.                                                                   Page
- --------                                                                   ----
                                     Part I

  1.              Financial Statements                                       1

  2.              Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                        5



                                    Part II


  1.             Legal Proceedings                                          10

  6.             Exhibits and Reports on Form 8-K                           11


                 Signature                                                  15

                    STEWART INFORMATION SERVICES CORPORATION

                      CONSOLIDATED STATEMENTS OF EARNINGS
                      FOR THE SIX MONTHS AND QUARTER ENDED
                             JUNE 30, 1996 and 1995


                                                 =============================     =========================

                                                        SECOND QUARTER                    SIX MONTHS
                                                 -----------------------------     -------------------------
                                                      1996          1995              1996         1995
                                                 -----------------------------     -------------------------
                                                        ($000 Omitted)                  ($000 Omitted)
                                                 =============================     =========================
Revenues
    Title premiums, fees and other revenues           85,465        63,019           160,101      118,043
    Investment income                                  3,523         3,309             6,969        6,627
    Investment gains (losses)                           (124)          300               250          353
    Other income                                         855           699               403          352
                                                 -----------------------------     -------------------------
                                                      89,719        67,327           167,723      125,375

Expenses
    Employee costs                                    42,977        33,879            83,724       65,852
    Other operating expenses                          26,219        21,615            49,133       40,804
    Title losses and related claims                    8,100         6,406            16,060       13,033
    Depreciation and amortization                      2,714         2,416             5,179        4,679
    Interest                                             292           263               576          415
    Minority interests                                   507           275               743          233
                                                 -----------------------------     -------------------------
                                                      80,809        64,854           155,415      125,016

Earnings before taxes                                  8,910         2,473            12,308          359
Income taxes                                           3,208           798             4,431          111
                                                 -----------------------------     -------------------------

Net earnings                                           5,702         1,675             7,877          248
                                                 =============================     =========================

Average number of shares outstanding (000)             6,693         6,228             6,680        6,223

Earnings per share                                      0.85          0.27              1.18         0.04


                                                 =============================     =========================

                    STEWART INFORMATION SERVICES CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1996 AND DECEMBER 31, 1995



                                                                    ============================

                                                                       JUN 30        DEC 31
                                                                        1996          1995
                                                                    ----------------------------
                                                                          ($000 Omitted)
                                                                    ============================
      Assets
          Cash and cash equivalents                                     21,266        16,698
          Short-term investments                                        33,102        28,238
          Investments - statutory reserve funds                        118,408       118,040
          Investments - other                                           65,656        67,716
          Receivables                                                   29,212        30,240
          Property and equipment, net                                   26,824        24,271
          Title plants                                                  20,400        19,243
          Goodwill                                                      16,391        11,029
          Deferred income taxes                                         16,331        14,108
          Other                                                         20,530        21,776
                                                                    ----------------------------
                                                                       368,120       351,359
                                                                    ============================

      Liabilities
          Notes payable                                                 12,419        12,589
          Accounts payable and accrued liabilities                      24,348        21,041
          Estimated title losses                                       144,114       138,312
          Minority interests                                             4,564         4,565

      Contingent liabilities and commitments

      Stockholders' equity
          Common and Class B Common Stock and
            additional paid-in capital                                  57,255        52,335
          Net unrealized investment gains (losses)                        (262)        3,970
          Retained earnings                                            125,682       118,547
                                                                    ----------------------------

            Total stockholders' equity ($27.16 per share at
              June 30, 1996)                                           182,675       174,852
                                                                    ----------------------------

                                                                       368,120       351,359
                                                                    ============================

                    STEWART INFORMATION SERVICES CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995


                                                                         =============================

                                                                             1996           1995
                                                                         -----------------------------
                                                                                ($000 Omitted)
                                                                         =============================

     Cash provided (used) by operating activities (Note)                     19,888         (3,343)

     Cash flow from investing activities:
         Purchases of property and equipment and title plants - net          (6,150)        (3,644)
         Proceeds from investments matured and sold                          47,421         36,011
         Purchases of investments                                           (56,864)       (28,780)
         Increases in notes receivable                                         (386)          (766)
         Collections on notes receivable                                      1,840            759
         Proceeds from issuance of stock                                         60            363
         Cash received (paid) for the purchase of subsidiaries - net            276         (2,615)
                                                                         -----------------------------

     Cash (used) provided by investing activities                           (13,803)         1,328

     Cash flow from financing activities:
         Dividends paid                                                        (742)          (570)
         Proceeds of notes payable                                            1,408          3,948
         Payments on notes payable                                           (2,183)        (1,690)
                                                                         -----------------------------

     Cash (used) provided by financing activities                            (1,517)         1,688
                                                                         -----------------------------

     Increase (decrease) in cash and cash equivalents                         4,568           (327)
                                                                         =============================

     NOTE:  Reconciliation of net income to above amounts:

     Net income                                                               7,877            248
     Add (deduct):
           Depreciation and amortization                                      5,179          4,679
           Provision for title losses in excess (less than) of payments       5,802         (1,169)
           Provision for uncollectible amounts                                  204            413
           Increase in accounts receivable, net                              (1,142)        (3,143)
           Increase (decrease) in accounts payable and accrued
             liabilities - net                                                3,210         (4,432)
           Minority interest expense                                            743            233
           Equity in net earnings of investees                                 (392)           109
           Realized investment (losses) gains - net                            (250)          (353)
           Other, net                                                        (1,343)            72
                                                                         -----------------------------

     Cash provided (used) by operating activities                            19,888         (3,343)
                                                                         =============================

                    STEWART INFORMATION SERVICES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

Note 1:   Interim Financial Statements

         The financial information contained in this report for the six month periods ended June 30, 1996 and 1995, and as at June 30, 1996, is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of this information for all unaudited periods, consisting only of normal recurring accruals, have been made. The results of operations for the interim periods are not necessarily indicative of results for a full year.

Item 2:  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

- --------------------------------------------------------------------------------


A comparison of the results of operations of the Company for the first six months of 1996 with the first six months of 1995 follows:


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


Revenues

The Company's revenues from title premiums and fees rose $42.1 million, or 35.6%, in the first six months of 1996 as compared to the first six months of 1995. Mortgage interest rates in early 1996 were significantly lower than a year ago, causing higher real estate activity in the current year.

The number of closings handled by the Company were up approximately 40.6%. Closings increased in California, Texas, Colorado and most of the Company's other major markets. The average revenue per closing fell in 1996 because more refinancing transactions (which are discounted) were handled. Premium revenues from nontitle operations and new and existing agents increased in 1996 over 1995.

Investment income was up 5.2% in 1996, due to an increase in the average balance invested.


Expenses

Employee expenses increased $17.9 million, or 27.1%, in 1996 primarily because of an increase in the average number of employees, from 3,423 a year ago to 4,005 in 1996.

The increase in staff in 1996 was primarily in Texas, new offices and automation. While the Company continues to monitor overall employee expenses, it has chosen to increase cost levels in automation and real estate information areas. The Company believes the development and sale of new products and services for new and existing customers is important to its future. Through automating operating processes, the Company expects to add customer revenue and reduce operating expenses and title losses in the future.

Other operating expenses increased by $8.3 million, or 20.4%, in 1996 primarily because of new offices and increased volume. Other operating expenses include business promotion, premium taxes, title plant expenses, office rent, telephone, policy forms, delivery expenses, travel and fees paid to attorneys for examination and closing services.

Provisions for title losses and related claims were up $3.0 million in 1996. The Company's recent experience in claims has improved significantly. As a percentage of title premiums, fees and related revenues, provisions decreased to 10.0% in 1996 versus 11.0% in 1995. The ratio was 11.1% for the full year 1995.

In December 1994 the California Board of Equalization (CBOE) ruled in favor of the Company concerning an assessment of additional premium taxes for the year 1987. However, an additional assessment for retaliatory taxes for 1987 was left pending. In April 1996 the CBOE ruled in favor of the Company on the retaliatory assessment.

Five other states have also assessed the Company additional premium or retaliatory taxes. The Company cannot predict whether additional taxes of this nature will be assessed in material amounts. State taxing authorities are under increasing pressure to collect additional tax revenues. The Company intends to vigorously oppose any assessments and believes its tax payments are correct. However, there can be no assurances the Company will prevail in these controversies.

The provision for income taxes represented a 36.0% effective tax rate in 1996 and a 30.9% effective tax rate in 1995. The effective tax rate in 1996 was higher primarily because of the increases in state income tax provisions and in unremitted earnings of investees.


Liquidity and capital resources

Operating earnings represent the primary source of financing, but this may be supplemented by bank borrowings. The capital resources of the Company, and the present debt-to-equity relationship, are considered satisfactory.

Item 2:  Management's Discussion and Analysis of Financial
         Condition and Results of Operations
- ------------------------------------------------------------------------


A comparison of the results of operations of the Company for the second of 1996 with the second quarter of 1995 follows:


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


Revenues

The Company's revenues from title premiums and fees rose $22.4 million, or 35.6%, in the second quarter of 1996 as compared to the second quarter of 1995. Mortgage interest rates in early 1996 were significantly lower than a year ago, causing higher real estate activity in the current year.

The number of closings handled by the Company were up approximately 31.2%. Closings increased in California, Texas, Colorado and most of the Company's other major markets. The average revenue per closing rose 1.7% in 1996. Premium revenues from nontitle operations and new and existing agents increased in 1996 over 1995.

Investment income was up 6.5% in 1996, due to an increase in the average balance invested.


Expenses

Employee expenses increased $9.1 million, or 26.9%, in 1996 primarily because of an increase in the average number of employees, from 3,350 a year ago to 4,173 in 1996.

The increase in staff in 1996 was primarily in Texas, new offices and automation. While the Company continues to monitor overall employee expenses, it has chosen to increase cost levels in automation and real estate information areas. The Company believes the development and sale of new products and services for new and existing customers is important to its future. Through automating operating processes, the Company expects to add customer revenue and reduce operating expenses and title losses in the future.

Other operating expenses increased by $4.6 million, or 21.3%, in 1996 primarily because of new offices and increased volume. Other operating expenses include business promotion, premium taxes, title plant expenses, office rent, telephone, policy forms, delivery expenses, travel and fees paid to attorneys for examination and closing services.

Provisions for title losses and related claims were up $1.7 million in 1996. The Company's recent experience in claims has improved significantly. As a percentage of title premiums, fees and related revenues, provisions decreased to 9.5% in 1996 versus 10.2% in 1995. The ratio was 11.1% for the full year 1995.

In December 1994 the California Board of Equalization (CBOE) ruled in favor of the Company concerning an assessment of additional premium taxes for the year 1987. However, an additional assessment for retaliatory taxes for 1987 was left pending. In April 1996 the CBOE ruled in favor of the Company on the retaliatory assessment.

Five other states have also assessed the Company additional premium or retaliatory taxes. The Company cannot predict whether additional taxes of this nature will be assessed in material amounts. State taxing authorities are under increasing pressure to collect additional tax revenues. The Company intends to vigorously oppose any assessments and believes its tax payments are correct. However, there can be no assurances the Company will prevail in these controversies.

The provision for income taxes represented a 36.0% effective tax rate in 1996 and a 32.3% effective tax rate in 1995. The effective tax rate in 1996 was higher primarily because of the increases in state income tax provisions and in unremitted earnings of investees.


Liquidity and capital resources

Operating earnings represent the primary source of financing, but this may be supplemented by bank borrowings. The capital resources of the Company, and the present debt-to-equity relationship, are considered satisfactory.

                                    PART II




                                                                       ---------
                                                                         Page
                                                                       ---------

- ---------- -----------------------------------------------------------

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
                    Quarterly Report to Shareholders

      (b) There were no reports on Form 8-K filed during the quarter ended June 30, 1996

- ---------- ----------------------------------------------------------- ---------

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

         The Court has approved a settlement pursuant to which members of the class would receive cash (not to exceed approximately $4.1 million from all defendants) and additional coverage under, and discounts on, title insurance policies. In addition, the Court has awarded counsel for certain plaintiffs the negotiated sum of $1.3 million in fees and expenses. The Court has certified the proceeding as a class action and taken under advisement the amount of fees and expenses to be awarded to counsel for other plaintiffs.

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



                    Stewart Information Services Corporation
                    ----------------------------------------
                                  (Registrant)




August 8, 1996
- --------------
    Date



                               /s/ MAX CRISP
                     -------------------------------------
                                   Max Crisp
                (Vice President - Finance, Secretary-Treasurer,
                        Director and Principal Financial
                            and Accounting Officer)

                              INDEX TO EXHIBITS




EXHIBIT
NUMBER                  DESCRIPTION
- -------                 -----------

  4           -  Rights of Common and Class B Common Stockholders

 27           -  Financial data schedule

 28.2         -  Details of Investments as reported in the
                 Quarterly Report to Shareholders