Form 10-Q
period 1996-09-30
STEWART INFORMATION SERVICES CORP
filed 1996-11-14
CIK 94344

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly period ended  September 30, 1996


[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934


For the transition period from _______________ to _______________


Commission file number    1-12688


                    STEWART INFORMATION SERVICES CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                       74-1677330
-------------------------------                          ----------
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
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                          Common             6,202,779
                  Class B Common               525,006

                                   FORM 10-Q

                                QUARTERLY REPORT

                        Quarter Ended September 30, 1996



                               TABLE OF CONTENTS




Item No.                                                                   Page
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

                    STEWART INFORMATION SERVICES CORPORATION

                      CONSOLIDATED STATEMENTS OF EARNINGS
                     FOR THE NINE MONTHS AND QUARTER ENDED
                          SEPTEMBER 30, 1996 and 1995


                                                 =============================     =========================

                                                        THIRD QUARTER                    NINE MONTHS
                                                 -----------------------------     -------------------------
                                                      1996          1995              1996         1995
                                           		         -----------------------------     -------------------------
                                                        ($000 Omitted)                  ($000 Omitted)
                                                 =============================     =========================
Revenues
    Title premiums, fees and other revenues           84,133        73,158           244,234      191,201
    Investment income                                  3,710         3,384            10,679       10,011
    Investment gains (losses)                           (149)          247               101          600
    Other income                                         352           376               755          728
                                                 -----------------------------     -------------------------
                                                      88,046        77,165           255,769      202,540

Expenses
    Employee costs                                    43,590        36,872           127,314      102,724
    Other operating expenses                          25,693        22,446            74,826       63,250
    Title losses and related claims                    8,484         9,201            24,544       22,234
    Depreciation and amortization                      2,724         2,640             7,903        7,319
    Interest                                             277           416               853          831
    Minority interests                                   314           403             1,057          636
                                                 -----------------------------     -------------------------
                                                      81,082        71,978           236,497      196,994

Earnings before taxes                                  6,964         5,187            19,272        5,546
Income taxes                                           2,507         1,686             6,938        1,797
                                                 -----------------------------     -------------------------

Net earnings                                           4,457         3,501            12,334        3,749
                                                 =============================     =========================

Average number of shares outstanding (000)             6,727         6,344             6,696        6,264

Earnings per share                                      0.66          0.55              1.84         0.60


                                                 =============================     =========================

                    STEWART INFORMATION SERVICES CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1996 AND DECEMBER 31, 1995



                                                                    ============================

                                                                       SEPT 30       DEC 31
                                                                        1996          1995
                                                                    ----------------------------
                                                                          ($000 Omitted)
                                                                    ============================
      Assets
          Cash and cash equivalents                                     20,836        16,698
          Short-term investments                                        34,772        28,238
          Investments - statutory reserve funds                        121,344       118,040
          Investments - other                                           67,845        67,716
          Receivables                                                   29,572        30,240
          Property and equipment, net                                   27,620        24,271
          Title plants                                                  20,887        19,243
          Goodwill                                                      16,251        11,029
          Deferred income taxes                                         15,168        14,108
          Other                                                         20,824        21,776
                                                                    ----------------------------
                                                                       375,119       351,359
                                                                    ============================

      Liabilities
          Notes payable                                                 12,243        12,589
          Accounts payable and accrued liabilities                      24,115        21,041
          Estimated title losses                                       146,697       138,312
          Minority interests                                             4,495         4,565

      Contingent liabilities and commitments

      Stockholders' equity
          Common and Class B Common Stock and
            additional paid-in capital                                  57,266        52,335
          Net unrealized investment gains                                  537         3,970
          Retained earnings                                            129,766       118,547
                                                                    ----------------------------

            Total stockholders' equity ($27.88 per share at
              September 30, 1996)                                      187,569       174,852
                                                                    ----------------------------

                                                                       375,119       351,359
                                                                    ============================

                    STEWART INFORMATION SERVICES CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995


                                                                         =============================

                                                                             1996           1995
                                                                         -----------------------------
                                                                                ($000 Omitted)
                                                                         =============================

     Cash provided by operating activities (Note)                            27,692         13,052

     Cash flow from investing activities:
         Purchases of property and equipment and title plants - net          (8,272)        (5,781)
         Proceeds from investments matured and sold                          62,426         52,583
         Purchases of investments                                           (77,592)       (54,594)
         Increases in notes receivable                                         (886)        (1,014)
         Collections on notes receivable                                      2,472            923
         Proceeds from issuance of stock                                         71            253
         Cash received (paid) for the purchase of subsidiaries - net            276         (5,278)
                                                                         -----------------------------

     Cash used by investing activities                                      (21,505)       (12,908)

     Cash flow from financing activities:
         Dividends paid                                                      (1,115)          (863)
         Proceeds of notes payable                                            3,054          6,488
         Payments on notes payable                                           (3,988)        (2,677)
                                                                         -----------------------------

     Cash (used) provided by financing activities                            (2,049)         2,948
                                                                         -----------------------------

     Increase in cash and cash equivalents                                    4,138          3,092
                                                                         =============================

     NOTE:  Reconciliation of net income to above amounts:

     Net income                                                              12,334          3,749
     Add (deduct):
           Depreciation and amortization                                      7,903          7,319
           Provision for title losses in excess of payments                   8,385          3,086
           Provision for uncollectible amounts                                   18              0
          (Increase) decrease in accounts receivable, net                    (1,448)           552
           Increase (decrease) in accounts payable and accrued
             liabilities - net                                                3,711         (1,420)
           Minority interest expense                                          1,057            635
           Equity in net earnings of investees                                 (733)          (310)
           Realized investment (losses) gains - net                            (101)           600
           Other, net                                                        (3,434)        (1,159)
                                                                         -----------------------------

     Cash provided by operating activities                                   27,692         13,052
                                                                         =============================

                    STEWART INFORMATION SERVICES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

Note 1:   Interim Financial Statements

The financial information contained in this report for the nine month periods ended September 30, 1996 and 1995, and as at September 30, 1996, is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of this information for all unaudited periods, consisting only of normal recurring accruals, have been made. The results of operations for the interim periods are not necessarily indicative of results for a full year.

Item 2:  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

--------------------------------------------------------------------------------


A comparison of the results of operations of the Company for the first nine months of 1996 with the first nine months of 1995 follows:


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


Revenues

The Company's revenues from title premiums and fees rose
$53.0 million, or 27.7%, in the first nine months of 1996 as compared to the first nine months of 1995. Mortgage interest rates in early 1996 were significantly lower than a year ago, causing higher real estate activity in the current year.

The number of closings handled by the Company were up approximately 27.6%. Closings increased in California, Texas, Colorado and most of the Company's other major markets. The average revenue per closing increased slightly in 1996. Premium revenues from nontitle operations and new and existing agents increased in 1996 over 1995.

Investment income was up 6.7% in 1996 due to an increase in the average balance invested.


Expenses

Employee expenses increased $24.6 million, or 23.9%, in 1996 primarily because of an increase in the average number of employees, from 3,559 a year ago to 3,961 in 1996.

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

Other operating expenses increased by $11.6 million, or 18.3%, in 1996 primarily because of new offices and increased volume. Other operating expenses include business promotion, premium taxes, title plant expenses, office rent, telephone, policy forms, delivery expenses, travel and fees paid to attorneys for examination and closing services.

Provisions for title losses and related claims were up $2.3 million in 1996. The Company's recent experience in claims has improved significantly. As a percentage of title premiums, fees and related revenues, provisions decreased to 10.0% in 1996 versus 11.6% in 1995. The ratio was 11.1% for the full year 1995.

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

The provision for income taxes represented a 36.0% effective tax rate in 1996 and a 32.4% effective tax rate in 1995. The effective tax rate in 1996 was higher primarily because of the increases in state income tax provisions and in unremitted earnings of investees.


Liquidity and capital resources

Operating earnings represent the primary source of financing, but this may be supplemented by bank borrowings. The capital resources of the Company, and the present debt-to-equity relationship, are considered satisfactory.

Item 2:  Management's Discussion and Analysis of Financial
         Condition and Results of Operations
------------------------------------------------------------------------


A comparison of the results of operations of the Company for the third quarter of 1996 with the third quarter of 1995 follows:


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


Revenues

The Company's revenues from title premiums and fees rose $11.0 million, or 15.0%, in the third quarter of 1996 as compared to the third quarter of 1995. Mortgage interest rates in early 1996 were significantly lower than a year ago, causing higher real estate activity in the current year.

The number of closings handled by the Company were up approximately 5.1%. Closings increased in Texas, Colorado, Arizona and most of the Company's other major markets. The average revenue per closing rose 7.9% in 1996. Premium revenues from nontitle operations and new and existing agents increased in 1996 over 1995.

Investment income was up 9.6% in 1996, due to an increase in the average balance invested.


Expenses

Employee expenses increased $6.7 million, or 18.2%, in 1996 primarily because of an increase in the average number of employees, from 3,511 a year ago to 4,208 in 1996.

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

Other operating expenses increased by $3.2 million, or 14.5%, in 1996 primarily because of new offices and increased volume. Other operating expenses include business promotion, premium taxes, title plant expenses, office rent, telephone, policy forms, delivery expenses, travel and fees paid to attorneys for examination and closing services.

Provisions for title losses and related claims were down $0.7 million in 1996. The Company's recent experience in claims has improved significantly. As a percentage of title premiums, fees and related revenues, provisions decreased to 10.1% in 1996 versus 12.6% in 1995. The ratio was 11.1% for the full year 1995.

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
                    Quarterly Report to Shareholders

      (b) There were no reports on Form 8-K filed during the quarter ended September 30, 1996

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

         The Court has certified the proceeding as a class action and approved a settlement pursuant to which members of the class would receive cash
(not to exceed approximately $4.1 million from all defendants) and additional coverage under, and discounts on, title insurance policies. In addition, the Court has awarded counsel for certain plaintiffs the negotiated sum of $1.3 million in fees and expenses. The Court has awarded counsel for the remaining plaintiffs fees and expenses totalling $0.5 million. The Court has under advisement the motions of such plaintiff's counsel to amend and to reconsider that award.

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




November 13, 1996
--------------
    Date



                               /s/ MAX CRISP
                     -------------------------------------
                                   Max Crisp
                (Vice President - Finance, Secretary-Treasurer,
                        Director and Principal Financial
                            and Accounting Officer)

                              INDEX TO EXHIBITS




EXHIBIT
NUMBER                  DESCRIPTION
-------                 -----------

  4           -  Rights of Common and Class B Common Stockholders

 27           -  Financial data schedule

 28.2         -  Details of Investments as reported in the
                 Quarterly Report to Shareholders