Form 10-K405
period 1996-12-31
STEWART INFORMATION SERVICES CORP
filed 1997-03-26
CIK 94344

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

For the fiscal year ended December 31, 1996

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

                           COMMON STOCK, $1 PAR VALUE

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

    As of March 1, 1997, 6,256,801 shares of Common Stock, $1 par value, and 525,006 shares of Class B Common Stock, $1 par value, were outstanding. The aggregate market value as of such date of the Common Stock (based upon the closing sales price of the Common Stock as reported by the NYSE on February 28,
1997) of Stewart Information Services Corporation held by non-affiliates of the Registrant was approximately $125,918,120.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Stewart Information Services Corporation Annual Report to Stockholders for the year ended December 31, 1996 are incorporated by reference in Parts I and II of this document.

    Portions of the definitive proxy statement (the "Proxy Statement"), relating to the annual meeting of the Registrant's stockholders to be held April 25, 1997, are incorporated by reference in Parts III and IV of this document.

================================================================================

                                   FORM 10-K

                                 ANNUAL REPORT

                          YEAR ENDED DECEMBER 31, 1996


                               TABLE OF CONTENTS




                                     PART I

ITEM
 NO.                                                               PAGE
 ---                                                               ----
   1.  Business   . . . . . . . . . . . . . . . . . . . . . . .     1
   2.  Properties   . . . . . . . . . . . . . . . . . . . . . .     3
   3.  Legal Proceedings  . . . . . . . . . . . . . . . . . . .     4
   4.  Submission of Matters to a Vote of Security Holders    .     4


                                     PART II

   5.  Market for Registrant's Common Equity and Related
        Stockholder Matters . . . . . . . . . . . . . . . . . .     5
   6.  Selected Financial Data .  . . . . . . . . . . . . . . .     6
   7.  Management's Discussion and Analysis of Financial
        Condition and Results of Operations . . . . . . . . . .     6
   8.  Financial Statements and Supplementary Data    . . . . .     6
   9.  Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure . . . . . . . . . .     6


                                    PART III

  10.  Directors and Executive Officers of the Registrant   . .     7
  11.  Executive Compensation . . . . . . . . . . . . . . . . .     7
  12.  Security Ownership of Certain Beneficial Owners and
        Management. . . . . . . . . . . . . . . . . . . . . . .     7
  13.  Certain Relationships and Related Transactions . . . . .     7


                                     PART IV

  14.  Exhibits, Financial Statement Schedules, and Reports
        on Form 8-K . . . . . . . . . . . . . . . . . . . . . .     8

       Signatures . . . . . . . . . . . . . . . . . . . . . . .    10


                                   P A R T I

ITEM 1.  BUSINESS

Stewart's primary business is title insurance. Stewart issues policies through more than 3,700 issuing locations on homes and other real property located in all 50 states, the District of Columbia, Canada, Mexico, Belize (reinsurance), the Bahamas, Guam, England and the Commonwealth of the Northern Marianas. Stewart sells computer-related services and information, as well as mapping products and geographic information systems to government and private entities, both domestic and foreign.

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

Selected information for the national real estate industry follows (1996 amounts are preliminary):

                                                        1996       1995       1994
                                                     ---------- ---------- ----------
Housing starts - millions...........................    1.47       1.35       1.46

Housing resales - millions..........................    4.09       3.80       3.95

Housing resales - median sales price in $
  thousands.........................................   118.1      112.9      109.8

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

Market share. Estimating a title insurer's market share is difficult. Stewart believes it is the leading title insurer in Texas and in a number of cities across the USA. Based on unconsolidated statutory revenues for 1995 (1996 amounts are not available), Stewart Title Guaranty Company ("Guaranty") is the fourth largest title insurer in America.

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

Offices. The number of locations issuing Stewart policies was 3,763 at December 31, 1996, compared to 3,549 a year earlier and 3,312 two years earlier. Of these totals, 3,488, 3,302 and 3,018 were independent agents at December 31, 1996, 1995 and 1994, respectively. Affiliated offices produced 77% to 80% of consolidated revenues from title premiums and fees during each of the three years ended December 31, 1996.

Title revenues by state. The approximate amounts and percentages of Stewart's consolidated title revenues (excluding other revenues) by state for the last three years were:

                                  AMOUNTS
                                ($MILLIONS)                   PERCENTAGES
                          ======== ======= =======     ======= ======== ========
                           1996      1995    1994       1996     1995     1994
                          ======== ======= =======     ======= ======== ========
Texas.................       73       61      73          24       25       27
California............       65       59      68          22       24       25
Florida...............       26       21      22           9        9        8
Nevada................       15       13      14           5        5        5
Colorado..............       15       12      12           5        5        4
Arizona...............       14       12      14           5        5        5
New York .............       13        9       7           4        4        3
All others............       77       56      62          26       23       23
                            ---      ---     ---         ---      ---      ---
                            298      243     272         100      100      100
                            ===      ===     ===         ===      ===      ===

Regulations. Title insurance companies are subject to extensive state regulations covering rates, agent licensing, policy forms, trade practices, reserve requirements, investments and the flow of funds between an insurer and its parent or its subsidiaries and any similar related party transaction. Kickbacks and similar practices are prohibited by certain state and federal laws.

Employees. Stewart and its subsidiaries employed approximately 4,111 persons at December 31, 1996.

ITEM 2.  PROPERTIES


          The Registrant and its wholly-owned subsidiary, Stewart Title Guaranty Company and its subsidiaries ("Guaranty"), own or lease the following properties:

         The following table sets forth information about the Registrant's other principal properties:


 Location                          Type                Use                   Size      Acquired In
-----------------------  ----------------------  -------------------  ---------------  -----------
Houston, Texas           Leased office building  Executive office of  206,796 sq. ft.      (1)
                                                 the Registrant and
                                                 Guaranty
Dallas, Texas            Leased office building  Office of Guaranty    25,117 sq. ft       (2)
Austin, Texas            Leased office building  Office of Guaranty    14,278 sq. ft.      (3)
Los Angeles, California  Leased office building  Office of Guaranty    22,466 sq. ft.      (4)
San Diego, California    Leased office building  Office of Guaranty    20,020 sq. ft.      (5)
Riverside, California    Leased office building  Office of Guaranty    20,968 sq. ft.      (4)
San Antonio, Texas       Owned office building   Office of Guaranty    26,769 sq. ft.  1980 & 1982
Galveston, Texas         Owned office building   Office of Guaranty    50,000 sq. ft.      1905
Phoenix, Arizona         Owned office building   Office of Guaranty    24,459 sq. ft.      1981
Phoenix, Arizona         Owned office building   Office of Guaranty    17,500 sq. ft.      1985
Tucson, Arizona          Owned office building   Office of Guaranty    24,000 sq. ft.      1974

(1)   The lease terminates in 2004.
(2)   This lease terminates in 1999.
(3)   This lease terminates in 2001.
(4)   These leases terminate  in 1998.
(5)   This lease terminates in 2000.


         The Registrant leases offices at approximately 304 locations. The average term for all such leases is approximately six years. The leases expire from 1997 to 2006. The Registrant believes it will not have any difficulty obtaining renewals of leases as they expire or, alternatively, leasing comparable property. The aggregate annual rental expense under all leases was approximately $18,586,000.

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

         The Court has certified the proceeding as a class action and approved a settlement pursuant to which members of the class would receive cash (not to exceed approximately $4.1 million from all defendants) and additional coverage under, and discounts on, title insurance policies. In addition, the Court has awarded counsel for certain plaintiffs the negotiated sum of $1.3 million in fees and expenses. The Court has awarded counsel for the remaining plaintiffs fees and expenses totaling $0.5 million. The Court has under advisement the motions of such plaintiff's counsel to amend and to reconsider that award.

         James C. O'Brien and Ingrid K. O'Brien vs. Stewart Title Guaranty Company, filed September 25, 1996, in the United States District Court, Southern District of Florida. This purported class action is one of eight similar suits filed against various underwriters in Florida, including Guaranty. The alleged class would include all purchasers of title insurance or evidence of title in Florida since 1990. Plaintiffs allege that Guaranty's premium and cost sharing agreements with its Florida agents, which are governed by and set in accordance with rates promulgated by the Florida Department of Insurance, constitute violations of the Real Estate Settlement Procedures Act and Florida law, including fraudulent and negligent misrepresentation. Plaintiffs seek injunctive relief and treble damages of at least $60 million based upon the title insurance premiums paid by the purported class. Guaranty has filed a motion to dismiss the complaint on various grounds, including the filed rate doctrine. The Court has deferred any action on the plaintiff's motion to certify the proceedings as a class action pending disposition of Guaranty's motion to dismiss. Guaranty believes that the plaintiff's allegations are without merit and intends to vigorously defend this suit.

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



                                                 HIGH       LOW     DIVIDENDS
                                                 -----     -----    ---------
1996:
  First quarter .  .  .  .  .  .  .  .  .         21.38     19.63       .06
  Second quarter.  .  .  .  .  .  .  .  .         21.25     19.63       .06
  Third quarter .  .  .  .  .  .  .  .  .         21.00     20.00       .06
  Fourth quarter.  .  .  .  .  .  .  .  .         22.63     20.25       .06

1995:
  First quarter .  .  .  .  .  .  .  .  .         17.63     15.13       .05
  Second quarter.  .  .  .  .  .  .  .  .         20.00     17.13       .05
  Third quarter .  .  .  .  .  .  .  .  .         20.25     18.63       .05
  Fourth quarter   .  .  .  .  .  .  .  .         22.50     18.63       .06

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

ITEM 6.  SELECTED FINANCIAL DATA

     Selected financial data have been included on Page 18 of the Registrant's Annual Report to Stockholders for the year ended December 31, 1996, and such information is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this Item is set forth on Pages 18 through 21 of the Registrant's Annual Report to Stockholders for the year ended December 31, 1996, and such information is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                   1996 Annual Report
                                                                    to Stockholders
                                                                       Page No.
Independent Auditors' Report .......................................     21
Consolidated Statements of Earnings and Retained Earnings for the
Years Ended December 31, 1996, 1995 and 1994 .......................     22
Consolidated Balance Sheets as of December 31, 1996 and 1995 .......     23
Consolidated Statements of Cash Flows for the Years Ended
December 31, 1996, 1995 and 1994 ...................................     24
Notes to Consolidated Financial Statements .........................     25

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE



None.

                                P  A  R  T   III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item is set forth in the Registrant's Proxy Statement relating to the annual meeting of the Registrant's stockholders to be held April 25, 1997, under the captions "Election of Directors" and "Executive Compensation", and such information is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is set forth in the Registrant's Proxy Statement relating to the annual meeting of the Registrant's stockholders to be held April 25, 1997, under the caption "Executive Compensation", and such information is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is set forth in the Registrant's Proxy Statement relating to the annual meeting of the Registrant's stockholders to be held April 25, 1997, under the caption "Security Ownership of Certain Beneficial Owners and Management", and such information is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is set forth in the Registrant's Proxy Statement relating to the annual meeting of the Registrant's stockholders to be held April 25, 1997, under the caption "Executive Compensation", and such information is incorporated herein by reference.

                             P  A R  T   IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1.  and 2.  Financial Statements and Financial Statement Schedules

     Item 8 of this Report on Form 10-K lists certain consolidated financial statements of the Registrant and its subsidiaries incorporated by reference to the Annual Report to Stockholders for the year ended December 31, 1996, which includes a reference to appropriate page numbers in such Annual Report.


                                                                             Form 10-K
                                                                             Page No.
                                                                             ---------
Independent Auditors' Report ................................................   11

Reports of Independent Auditors .............................................   12

Schedule II  - Financial information of the Registrant (Parent Company) .....   36
             - Short-term borrowings ........................................   40

Schedule V   - Valuation and qualifying accounts ............................   41

All other schedules are omitted, as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the three months ended December 31, 1996.

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

     4    - Rights of Common and Class B Common Stockholders (incorporated by reference to Exhibits 3.1 and 3.2 hereto)

     10.1 - Summary of agreements as to payment of bonuses to certain executive officers

     10.2 - Deferred Compensation Agreements dated March 10, 1986 between the Registrant and certain executive officers (incorporated by reference to Exhibit 10.2 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1987)

      13. - Annual Report to Stockholders for 1996 (the financial text of the annual report incorporated herein by reference in Item 6 of Part II of this report)
      21. - Subsidiaries of the Registrant
      23. - Consents of Independent Certified Public Accountants, including consents to incorporation by reference of their reports into previously filed Securities Act registration statements
      27. - Financial Data Schedule

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

                                 STEWART INFORMATION SERVICES CORPORATION
                                                   (Registrant)


                              By:                  Carloss Morris
                                   ---------------------------------------------
                                  Carloss Morris, Co-Chief Executive Officer and
                                        Chairman of the Board of Directors


                                By:                 Stewart Morris
                                   ---------------------------------------------
                                    Stewart Morris, Co-Chief Executive Officer,
                                                President and Director


                                By:                   Max Crisp
                                   ---------------------------------------------
                                   Max Crisp, Vice President-Finance, Secretary,
                                    Treasurer, Director and Principal Financial
                                             and Accounting Officer


Dated:   March 25, 1997


     Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



        Max Crisp            Director                   March 25, 1997
 ------------------------
       (Max Crisp)

     E. Douglas Hodo         Director                   March 25, 1997
-------------------------
    (E. Douglas Hodo)

      C. M. Hudspeth         Director                   March 25, 1997
-------------------------
     (C. M. Hudspeth)

      Carloss Morris         Director                   March 25, 1997
-------------------------
     (Carloss Morris)

      Stewart Morris         Director                   March 25, 1997
-------------------------
     (Stewart Morris)

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Stewart Information Services Corporation:

Under date of February 7, 1997, we reported on the consolidated balance sheets of Stewart Information Services Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of earnings and retained earnings and cash flows for each of the years in the three-year period ended December 31, 1996, as contained in the 1996 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1996. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


/s/ KPMG PEAT MARWICK L.L.P.
---------------------------------------
Houston. Texas
February 7, 1997

                        REPORT OF INDEPENDENT ACCOUNTANT



Stewart Title Company
El Paso, Texas


We have audited the Statement of Assets and Liabilities of Trust (Escrow) Fund Accounts as of December 31, 1996 and 1995, prepared from the accounts maintained at your office at 500 N. Mesa, Suite 300, El Paso, Texas.

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

In our opinion, the Statement of Assets and Liabilities of Trust (Escrow) Fund Accounts referred to above presents fairly, in all material respects, the assets and liabilities of such accounts handled by Stewart Title Company, El Paso, Texas, as of December 31, 1996 and 1995, in conformity with generally accepted accounting principles.

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




                                                      /s/ M. TIMOTHY O'ROARK
                                                      --------------------------
                                                      M. TIMOTHY O'ROARK, C.P.A.



El Paso, Texas
February 18, 1997

                         REPORT OF INDEPENDENT AUDITORS



The Board of Directors
Stewart Title

We have audited the statements of operations, retained earnings, and cash flows for the year ended December 31, 1994 (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and its cash flows for the year ended December 31, 1994 in conformity with generally accepted accounting principles.


                                             /s/ ERNST & YOUNG L.L.P.
                                             -------------------------------
                                             ERNST & YOUNG LLP



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



/s/ PRICE WATERHOUSE LLP
----------------------------------------
PRICE WATERHOUSE LLP

Phoenix, Arizona
January 20, 1995

To the Board of Directors
Stewart Title of California
San Jose, California


                          INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying balance sheet of Stewart Title of California at December 31, 1996 and 1995 and the related statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stewart Title of California as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

                                                  /s/ GRANT BENNETT ACCOUNTANTS
                                                  ------------------------------
                                                  GRANT BENNETT ACCOUNTANTS
                                                  A PROFESSIONAL CORPORATION
                                                  Certified Public Accountants



January 16, 1997

To the Board of Directors
Stewart Title of Monterey County
Monterey, California

                          INDEPENDENT AUDITORS REPORT

We have audited the accompanying balance sheet of Stewart Title of Monterey County at December 31, 1996 and 1995 and the related statements of income, retained earnings and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stewart Title of Monterey County as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


                                                  /s/ GRANT BENNETT ACCOUNTANTS
                                                  ------------------------------
                                                  GRANT BENNETT ACCOUNTANTS
                                                  A PROFESSIONAL CORPORATION
                                                  Certified Public Accountants



January 7, 1997

To the Board of Directors
Stewart Title of Modesto
Modesto, California



                          INDEPENDENT AUDITOR'S REPORT

        We have audited the accompanying balance sheets of Stewart Title of Modesto at December 31, 1996 and 1995, and the related statements of income, retained earnings and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

       In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stewart Title of Modesto as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


                                                  /s/ GRANT BENNETT ACCOUNTANTS
                                                  -----------------------------
                                                  GRANT BENNETT ACCOUNTANTS
                                                  A PROFESSIONAL CORPORATION
                                                  Certified Public Accountants



January 7, 1997

To the Board of Directors
Stewart Title of Fresno County
Fresno, California


                          INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying balance sheet of Stewart Title of Fresno County at December 31, 1996 and 1995 and the related statements of income, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stewart Title of Fresno County as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.



                                                  /s/ GRANT BENNETT ACCOUNTANTS
                                                  -----------------------------
                                                  GRANT BENNETT ACCOUNTANTS
                                                  A PROFESSIONAL CORPORATION
                                                  Certified Public Accountants



January 9, 1997

                                   EXHIBIT A

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Stewart Title Dallas, Inc.
dba:   Stewart Title North Texas, Inc.



We have audited the Statement of Assets and Liabilities of Trust (Escrow) Fund Accounts as of December 31, 1996, prepared from the accounts maintained at your office at 5728 LBJ Freeway, Dallas, Texas.

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

In our opinion, the Statement of Assets and Liabilities of Trust (Escrow) Fund Accounts referred to above presents fairly, in all material respects, the assets and liabilities of such accounts handled by Stewart Title Dallas, Inc. dba: Stewart Title North Texas, Inc. as of December 31, 1996 in conformity with generally accepted accounting principles.

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


/s/ WILKERSON & ARTHUR
----------------------
Wilkerson & Arthur, P.C.



January 16, 1997

                                   EXHIBIT A
                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Priority Title Company of Dallas, L.L.C.

We have audited the Statement of Assets and Liabilities of Trust (Escrow) Fund Accounts as of December 31, 1996, prepared from the accounts maintained at your office at 5728 LBJ Freeway, Dallas, Texas.

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

In our opinion, the Statement of Assets and Liabilities of Trust (Escrow) Fund Accounts referred to above presents fairly, in all material respects, the assets and liabilities of such accounts handled by Priority Title Company of Dallas, L.L.C. as of December 31, 1996 in conformity with generally accepted accounting principles.

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



/s/ WILKERSON & ARTHUR, P.C.
---------------------------------------
Wilkerson & Arthur, P.C.


January 16, 1997

                       REPORT OF INDEPENDENT ACCOUNTANTS



To:    Stewart Title Austin, Inc.
       Austin, Texas

       We have audited the Statement of Assets and Liabilities of Trust (Escrow) Fund Accounts of Stewart Title Austin, Inc. as of December 31, 1996 and 1995, prepared from the accounts maintained at your office at Austin, Texas.

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

       In our opinion, the Statement of Assets and Liabilities of Trust (Escrow) Fund Accounts referred to above presents fairly, in all material respects, the assets and liabilities of such accounts handled by Stewart Title Austin, Inc., as of December 31, 1996 and 1995, in conformity with generally accepted accounting principles.

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


                                                                January 16, 1997


/s/ AARONSON, WHITE & COMPANY
------------------------------------------
Aaronson, White & Company
16010 Barker's Point Lane
Suite 175
Houston, Texas 77079

                      REPORT OF INDEPENDENT ACCOUNTANTS



To:    Stewart Title Company - Galveston
       Galveston, Texas

       We have audited the Statement of Assets and Liabilities of Trust (Escrow) Fund Accounts of Stewart Title Company - Galveston as of December 31, 1996 and 1995, prepared from the accounts maintained at your office at Galveston, Texas.

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

       In our opinion, the Statement of Assets and Liabilities of Trust (Escrow) Fund Accounts referred to above presents fairly, in all material respects, the assets and liabilities of such accounts handled by Stewart Title Company - Galveston, as of December 31, 1996 and 1995, in conformity with generally accepted accounting principles.

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


                                                                January 10, 1997


/s/ AARONSON, WHITE & COMPANY
------------------------------------
Aaronson, White & Company
16010 Barker's Point Lane
Suite 175
Houston, Texas 77079

                       REPORT OF INDEPENDENT ACCOUNTANTS



To:    Stewart Title of Montgomery County, Inc.
       The Woodlands, Texas

       We have audited the Statement of Assets and Liabilities of Trust (Escrow) Fund Accounts of Stewart Title of Montgomery County, Inc. as of December 31, 1996 and 1995, prepared from the accounts maintained at your office at The Woodlands, Texas.

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

       In our opinion, the Statement of Assets and Liabilities of Trust (Escrow) Fund Accounts referred to above presents fairly, in all material respects, the assets and liabilities of such accounts handled by Stewart Title of Montgomery County, Inc., as of December 31, 1996 and 1995, in conformity with generally accepted accounting principles.

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

                                                                January 23, 1997

/s/ AARONSON, WHITE & COMPANY
-------------------------------------
Aaronson, White & Company
16010 Barker's Point Lane
Suite 175
Houston, Texas 77079

                       REPORT OF INDEPENDENT ACCOUNTANTS


To:    Stewart Title Company - Fort Bend
       Sugarland, Texas

       We have audited the Statement of Assets and Liabilities of Trust (Escrow) Fund Accounts of Stewart Title Company - Fort Bend as of December 31, 1996 and 1995, prepared from the accounts maintained at your office at Sugarland, Texas.

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

       In our opinion, the Statement of Assets and Liabilities of Trust (Escrow) Fund Accounts referred to above presents fairly, in all material respects, the assets and liabilities of such accounts handled by Stewart Title Company - Fort Bend, as of December 31, 1996 and 1995, in conformity with generally accepted accounting principles.

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


                                                                January 14, 1997

/s/ AARONSON, WHITE & COMPANY
--------------------------------------
Aaronson, White & Company
16010 Barker's Point Lane
Suite 175
Houston, Texas 77079

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Stewart Title - Houston Division

I have audited the Statement of Assets and Liabilities of Trust (Escrow) Fund Accounts of the National Title Services Division of Stewart Title Guaranty Company as of December 31, 1996 and 1995, prepared from the accounts maintained in your office at 1980 Post Oak Boulevard, Houston, Texas.

The financial statement is the responsibility of the company's management. My responsibility is to express an opinion on this financial statement based on my audit. I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the Statement of Assets and Liabilities of Trust (Escrow) Fund Accounts referred to above presents fairly, in all material respects, the assets and liabilities of such accounts handled by the National Title Services Division of Stewart Title Guaranty Company as of December 31, 1996 and 1995, in conformity with generally accepted accounting principles.

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


/s/ GINNY SANDERS MAY, CPA
------------------------------------
Ginny Sanders May, CPA

January 21, 1997

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Stewart Title - Houston Division

I have audited the Statement of Assets and Liabilities of Trust (Escrow) Fund Accounts of the Houston Division of Stewart Title as of December 31, 1996 and 1995, prepared from the accounts maintained in your office at 1980 Post Oak Boulevard, Houston, Texas.

The financial statement is the responsibility of the company's management. My responsibility is to express an opinion on this financial statement based on my audit. I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the Statement of Assets and Liabilities of Trust (Escrow) Fund Accounts referred to above presents fairly, in all material respects, the assets and liabilities of such accounts handled by the Houston Division of Stewart Title as of December 31, 1996 and 1995, in conformity with generally accepted accounting principles.

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


/s/ GINNY SANDERS MAY, CPA
-------------------------------------
Ginny Sanders May, CPA

January 21, 1997

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors
Priority Title Company of Houston, L.L.C.

I have audited the Statement of Assets and Liabilities of Trust (Escrow) Fund Accounts of Priority Title Company of Houston, L. L. C. as of December 31, 1996 and 1995, prepared from the accounts maintained in your office at 1980 Post Oak Boulevard, Houston, Texas.

The financial statement is the responsibility of the company's management. My responsibility is to express an opinion on this financial statement based on my audit. I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the Statement of Assets and Liabilities of Trust (Escrow) Fund Accounts referred to above presents fairly, in all material respects, the assets and liabilities of such accounts handled by Priority Title Company of Houston, L.L.C. as of December 31, 1996 and 1995, in conformity with generally accepted accounting principles.

My audit has been made of or the purpose of forming an opinion on the basic financial statement taken as a whole. The supplemental information contained in Exhibits C through F, inclusive, and Exhibit H of this report are presented as additional information and is not a required part of the basic financial statement. Such information has been subjected to the audit procedures applied in the examination of the basic statement of assets and liabilities, and is fairly stated in all material respects in relation to the basic statement of assets and liabilities, taken as a whole.


/s/ GINNY SANDERS MAY, CPA
-----------------------------------------
Ginny Sanders May, CPA

January 21, 1997

                                   EXHIBIT A
                          Independent Auditors' Report


Board of Directors
Stewart Title Company--Beaumont Division
Beaumont, Texas 77706

We have audited the Statement of Assets and Liabilities of Trust (Escrow) Fund Accounts as of December 31, 1996, prepared from the accounts maintained at your office at 2390 N. Dowlen Road, Beaumont, Texas.

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

In our opinion, the Statement of Assets and Liabilities of Trust (Escrow) Fund Accounts referred to above presents fairly, in all material respects, the assets and liabilities of such accounts handled by Stewart Title Company - Beaumont Division. as of December 31, 1996, in conformity with generally accepted accounting principles.

Our audit has been made for the purpose of forming an opinion on the basic financial statement taken as a whole. The supplemental information contained in Exhibits C through F, inclusive, and Exhibit H of this report are presented as additional information and is not a required part of the basic financial statement. Such information has been subjected to the audit procedures applied in the examination of the basic statement of assets and liabilities, and is fairly stated in all material respects in relation to the basic statement of assets and liabilities. taken as a whole.



                                                  Very truly yours,


                                                  /s/ EDGAR, KIKER, & CROSS
                                                  ----------------------------
                                                  EDGAR, KIKER & CROSS, L.L.P.
                                                  Certified Public Accountants

                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
Stewart Title Company
Houston, Texas

I have examined the statements of assets and liabilities of trust (escrow) fund accounts as of December 31, 1996 and 1995, prepared from the accounts maintained at your office in San Antonio, Texas.

My examination, which was limited to such accounts, was made in accordance with generally accepted auditing standards, and accordingly included such tests of the accounting records and such other auditing procedures as I considered necessary in the circumstances.

In my opinion, the aforementioned statements of assets and liabilities of trust (escrow) fund accounts (not separately presented herein) present fairly the assets and liabilities of such accounts handled by the San Antonio Division of Stewart Title Company, as of December 31, 1996 and 1995, in accordance with generally accepted accounting principles, applied on a consistent basis.


                                                  /s/ JIM S. WALKER
                                                  -----------------------------
                                                  Jim S. Walker
                                                  Certified Public Accountant

Beaumont, Texas
January 15, 1997

                          INDEPENDENT AUDITORS' REPORT



Board of Directors
Stewart Title Company
Amarillo, Texas District Office


We have audited the accompanying Statement of Assets and Liabilities of Trust Fund Accounts as of December 31, 1996, prepared from the accounts maintained at your office at Amarillo, Texas. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. we believe that our audits of the Statements of Assets and Liabilities of Trust (Escrow) Fund Accounts provide a reasonable basis for our opinion.

In our opinion, Statements of Assets and Liabilities of Trust (Escrow) Fund Accounts referred to above presents fairly, in all material respects, the assets and liabilities of such accounts handled by Stewart Title Company, for the years then ended in conformity with generally accepted accounting principles.

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


/s/ DOSHIER, PICKENS & FRANCIS, P.C.
----------------------------------------
DOSHIER, PICKENS & FRANCIS, P.C.

January 14, 1997

                       REPORT OF INDEPENDENT ACCOUNTANTS


Board of Directors
Stewart Title of Corpus Christi, Inc.
Corpus Christi, Texas

We have audited the Statements of Assets and Liabilities of Trust [Escrow] Fund Accounts as of December 31, 1996 and 1995, prepared from the accounts maintained at your office at Corpus Christi, Texas. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits of the financial statements provide a reasonable basis for our opinion.

In our opinion, the Statements of Assets and Liabilities of Trust [Escrow] Fund Accounts referred to above present fairly, in all material respects, the assets and liabilities of such accounts managed by Stewart Title Company, Corpus Christi Branch, as of December 31, 1996 and 1995, in conformity with generally accepted accounting principles.

Our audits have been made for the purpose of forming an opinion of the basic financial statements taken as a whole. The supplemental information contained in Exhibits C through F, inclusive, and Exhibit H of these reports is presented as additional information and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the examinations of the basic statements of assets and liabilities, and is fairly stated in all material respects in relation to the basic statements of assets and liabilities, taken as a whole.

/s/ FANCHER & COMPANY
--------------------------------------
FANCHER AND COMPANY

January 27, 1997

                       REPORT OF INDEPENDENT ACCOUNTANTS


Board of Directors
Stewart Title of Lubbock, Inc.
7802 Indiana Avenue
Lubbock, Texas 79423


I have audited the accompanying Statement of Assets and Liabilities of Trust (Escrow) Accounts as of December 31, 1996 and 1995, prepared from the accounts maintained at your office at 7802 Indiana Avenue, Lubbock, TX 79423.

       These financial statements are the responsibility of the company's management. My responsibility is to express an opinion of these financial statements based on my audits. I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provides a reasonable basis for my opinions.

In my opinion, the Statement of Assets and Liabilities of Trust (Escrow) Fund Accounts referred to above present fairly, in all material respects, the assets and liabilities of such escrow accounts handled by Stewart Title of Lubbock, Inc., as of December 31, 1996, and 1995 in conformity with generally accepted accounting principles.

My audits have been made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information contained in Exhibit C through F, inclusive, and Exhibit H of these reports, is presented as additional information and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the examination of the basic Statement of Assets and Liabilities, and is fairly stated in all material respects in relation to the basic statements of assets and liabilities taken as a whole.


                                                  /s/ JESUS YEPEZ
                                                  Jesus Yepez
                                                  Certified Public Accountant

Lubbock, Texas

                        REPORT OF INDEPENDENT ACCOUNTANT

Board of Directors
Stewart Title Guaranty Company
Houston, Texas


We have audited the Statement of Assets and Liabilities of Trust (Escrow) Fund Accounts as of December 31, 1996 and 1995, prepared from the accounts maintained at your office at 2401 Moores Lane, Texarkana, Texas.

These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinions.

In our opinion, the Statements of Assets and Liabilities of Trust (Escrow) Fund Accounts referred to above present fairly, in all material respects, the assets and liabilities of such accounts handled by Stewart Title of Texarkana as of December 31, 1996 and 1995, in conformity with generally accepted accounting principles.

Our audits have been made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information contained in Exhibits C through F, inclusive, and Exhibit H of these reports are presented as additional information and are not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the examinations of the basic statements of assets and liabilities, and is fairly stated in all material respects in relation to the basic statements of assets and liabilities, taken as a whole.


/s/ WILLIAMS & PEARCY
Williams & Pearcy, P.C.
January 25, 1996

                          Independent Auditor's Report


Stewart Title Company of Rockport, Inc.
Rockport, Texas 78382


We have audited the Statement of Assets and Liabilities of Trust (Escrow) Fund Accounts as of December 31, 1996 prepared from the accounts maintained at your office at Rockport, Texas.

The financial statement is the responsibility of the company's management. Our responsibility is to express an opinion on this financial statement based on our audit. We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the Statement of Assets and Liabilities of Trust (Escrow) Fund Accounts referred to above presents fairly, in all material respects, the assets and liabilities of such accounts handled by Stewart Title Company of Rockport, Inc. as of December 31, 1996, in conformity with generally accepted accounting principles.

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


                                         /s/ FLUSCHE, VAN BEVEREN, KILGORE, P.C.
                                         Flusche, Van Beveren, Kilgore, P.C.
                                         Corpus Christi, Texas
                                         February 6, 1997

                          Independent Auditor's Report


Stewart Title of San Patricio County, Inc.
Portland, Texas

We have audited the Statement of Assets and Liabilities of Trust (Escrow) Fund Accounts as of December 31, 1996 prepared from the accounts maintained at your office at Portland, Texas.

The financial statement is the responsibility of the company's management. Our responsibility is to express an opinion on this financial statement based on our audit. We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the Statement of Assets and Liabilities of Trust (Escrow) Fund Accounts referred to above presents fairly, in all material respects, the assets and liabilities of such accounts handled by Stewart Title of San Patricio County, Inc. as of December 31, 1996, in conformity with generally accepted accounting principles.

Our audit has been made for the purpose of forming an opinion on the basic financial statement taken as a whole. The supplemental information contained in Exhibits C through Exhibit H of this report are presented as additional information and is not a required part of the basic financial statement. Such information has been subjected to the audit procedures applied in the examination of the basic statement of assets and liabilities, and is fairly stated in all material respects in relation to the basic statement of assets and liabilities, taken as a whole.

                                         /s/ FLUSCHE, VAN BEVEREN, KILGORE, P.C.
                                         Flusche, Van Beveren, Kilgore, P.C.
                                         Corpus Christi, Texas
                                         February 6, 1997

                                                                     SCHEDULE II


                    STEWART INFORMATION SERVICES CORPORATION
                                (PARENT COMPANY)

                    INCOME AND RETAINED EARNINGS INFORMATION





                                                                 Year Ended December 31,
                                                              ------------------------------
                                                                1996      1995      1994
                                                              --------   --------   --------
                                                                    (In thousands)
Revenues
  Investment income  .....................................    $    439   $    224   $    201
  Other income............................................           -         12         28
                                                              --------   --------   --------
                                                                   439        236        229
Expenses
  Employee costs .........................................         163        211        288
  Other operating expenses ...............................       1,515      1,634      1,211
  Depreciation and amortization ..........................         100        101         21
                                                              --------   --------   --------
                                                                 1,778      1,946      1,520
Loss before taxes and equity in earnings of investees ....      (1,339)    (1,710)    (1,291)
Income taxes (benefit) ...................................        (458)      (592)      (444)
Equity in earnings of investees ..........................      15,318      8,125     10,525
                                                              --------   --------   --------
Net income ...............................................      14,437      7,007      9,678
Retained earnings at beginning of year ...................     118,547    112,754    106,262
Cash dividends on Common Stock ($.24, $.21 and $.20 per
  share) .................................................      (1,488)    (1,214)    (1,118)
Stock dividend ...........................................           -          -     (2,068)
                                                              --------   --------   --------
Retained earnings at end of year .........................    $131,496   $118,547   $112,754
                                                              ========   ========   ========

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

                                                                     SCHEDULE II
                                                                     (CONTINUED)

                    STEWART INFORMATION SERVICES CORPORATION
                                (PARENT COMPANY)

                           BALANCE SHEET INFORMATION


                                                                                        December 31,
                                                                                    --------------------
                                                                                      1996        1995
                                                                                    --------    --------
                                                                                       (In thousands)
Assets
 Cash and cash equivalents  ......................................................  $    100    $     54
                                                                                    --------    --------
 Short-term investments ..........................................................    10,620       4,373
                                                                                    --------    --------
Receivables:
 Notes, including $6,960 and $7,057 from affiliates ..............................     7,094       7,251
 Other, including $2,493 and $5,000 from affiliates ..............................     6,140       6,873
 Less allowance for uncollectible amounts ........................................       (20)          -
                                                                                    --------    --------
                                                                                      13,214      14,124
Furniture and equipment at cost  .................................................       167         167
Less accumulated depreciation  ...................................................       (85)        (67)
                                                                                    --------    --------
                                                                                          82         100
Title plants, at cost  ...........................................................        48          48
Investments in investees .........................................................   168,243     155,408
Other assets .....................................................................     3,168       3,241
                                                                                    --------    --------
                                                                                    $195,475     177,348
                                                                                    ========    ========
Liabilities
 Payables:
  Notes, including $ - and $ - from affiliates ...................................  $    580    $      -
  Accounts payable and accrued liabilities .......................................     3,905       2,496
Contingent liabilities and commitments
Stockholders' equity
  Common - $1 par, authorized 15,000,000, issued and outstanding 6,216,441 and
       5,864,758  ................................................................     6,216       5,865
  Class B Common - $1 par, authorized 1,500,000, issued and outstanding 525,006...       525         525
  Additional paid-in-capital .....................................................    50,833      45,945
  Net unrealized investment gains, net of  deferred taxes ........................     1,920       3,970
  Retained earnings (1)  .........................................................   131,496     118,547
                                                                                    --------    --------
          Total stockholders' equity ($28.33 and $27.36 per share) ...............   190,990     174,852
                                                                                    --------    --------
                                                                                    $195,475    $177,348
                                                                                    ========    ========

(1) Includes undistributed earnings of subsidiaries of $130,708 in 1996 and $126,480 in 1995.

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

                                                                     SCHEDULE II
                                                                     (CONTINUED)

                    STEWART INFORMATION SERVICES CORPORATION
                                (PARENT COMPANY)

                             CASH FLOWS INFORMATION

                                                                     Year Ended December 31,
                                                                  ----------------------------
                                                                    1996      1995      1994
                                                                  -------    ------   --------
                                                                         (In thousands)
Cash flow from operating activities (Note) ...................    $ 7,033    $1,169   $   (281)
Cash flow from investing activities:
 Purchases of furniture and equipment and title plants -
  net.........................................................          -         -        (56)
 Proceeds from investments sold  .............................     11,520     7,011      4,076
 Purchases of investments, excluding mortgage loans ..........    (17,767)   (6,865)    (4,901)
 Increases in mortgages and other notes receivable ...........        (70)     (262)          -
 Collections on mortgages and other notes receivable .........        227        31        698
                                                                  -------    ------   --------
Cash used by investing activities ............................     (6,090)      (85)      (183)
                                                                  -------    ------   --------
Cash flow from financing activities:
 Dividends paid ..............................................     (1,488)   (1,214)    (1,118)
 Proceeds of notes payable ...................................        610         -           -
 Payments on notes payable ...................................        (30)        -           -
 Proceeds from issuance of stock .............................         11         -        837
                                                                  -------    ------   --------
Cash used by financing activities ............................       (897)   (1,214)      (281)
                                                                  -------    ------   --------
Increase (decrease) in cash and cash equivalents .............    $    46    $ (130)  $   (745)
                                                                   =======    ======   ========
Note:  Reconciliation of net income to the above amounts:
 Net income ..................................................    $14,437    $7,007   $  9,678
 Add (deduct):
  Depreciation and amortization ..............................        100       101         21
  Provision for uncollectible amounts - net  .................         20        64          -
  Increase in accounts receivable - net ......................     (3,207)   (1,326)      (378)
  Increase (decrease) in accounts payable and accrued
   liabilities - net .........................................        264    (2,668)       195
  Equity in net earnings of investees ........................    (15,318)   (8,125)   (10,525)
  Dividends received from investees...........................     11,090     5,650      1,340
  Stock bonuses ..............................................          -         -         61
  Other - net ................................................       (353)      466       (673)
                                                                  -------    ------   --------
Cash provided (used) by operating activities .................    $ 7,033    $1,169   $   (281)
                                                                  =======    ======   ========
Supplemental information:
  Income taxes paid ..........................................          -         -          -
  Interest paid ..............................................          -         -          -

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

     Total dividends received from unconsolidated subsidiaries for 1996, 1995 and 1994 were $8,583,000, $9,390,000 and $2,600,000, respectively.

                                                                     SCHEDULE II
                                                                     (CONTINUED)



           STEWART INFORMATION SERVICES CORPORATION AND SUBSIDIARIES

                             SHORT-TERM BORROWINGS

                      THREE YEARS ENDED DECEMBER 31, 1996



========================================================================================================================
                       Col.  A                           Col.  B     Col.  C     Col.  D       Col.  E        Col.  F
=========================================================================================================  =============
                                                                                 Maximum       Average       Weighted
                                                                     Weighted     amount        amount        average
                                                         Balance     average   outstanding   outstanding   interest rate
                Category of aggregate                     at end     interest   during the    during the    during the
             short-term borrowings  (1)                 of period      rate       period      period (2)    period (3)
=========================================================================================================  =============
December 31, 1994:
  Banks ...........................................    $4,456,107     8.58%    $4,456,107    $2,739,508        7.38%
                                                       ==========     ====     ==========    ==========        ====
December 31, 1995:
  Banks ...........................................    $3,380,430     8.61%    $5,055,807    $4,487,714        8.82%
                                                       ==========     ====     ==========    ==========        ====
December 31, 1996:
  Banks ...........................................    $2,646,893     7.55%    $4,046,900    $3,145,603        8.03%
                                                       ==========     ====     ==========    ==========        ====

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

                                                                      SCHEDULE V


           STEWART INFORMATION SERVICES CORPORATION AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                               DECEMBER 31, 1996




===================================================================================================================================
                                                                         Col. C
                      Col.  A                       Col.  B             Additions                Col. D               Col.  E
===================================================================================================================================
                                                    Balance       Charged     Charged to
                                                      at            to          other                                 Balance
                                                   beginning     cost and      accounts       -Deductions-            at end
                    Description                    of period     expenses      describe         described            of period
===================================================================================================================================
Stewart Information Services
 Corporation and subsidiaries:

Year ended December 31, 1994:
 Estimated title losses ....................       $117,585,559  $40,211,895       -        $23,481,018(A)            $134,316,436
 Allowance for uncollectible
  amounts ..................................          5,268,419    2,233,675       -          1,379,045(B)               6,123,049

Year ended December 31, 1995:
 Estimated title losses ....................        134,316,436   29,590,891       -         25,594,793(A)             138,312,534
 Allowance for uncollectible
  amounts...................................          6,123,049    1,333,744       -            957,846(B)               6,498,947

Year ended December 31, 1996:
 Estimated title losses ....................        138,312,534   33,829,851       -         21,810,822(A)             150,331,563
 Allowance for uncollectible
  amounts...................................          6,498,947    1,575,000       -          1,404,356(B)               6,669,591

Stewart Information Services
 Corporation - Parent:

Year ended December 31, 1994:
 Allowance for uncollectible amounts              $      8,198            -       -                  -               $      8,198

Year ended December 31, 1995:
 Allowance for uncollectible amounts                     8,198   $   64,382       -         $   72,580(C)                       -

Year ended December 31, 1996:
 Allowance for uncollectible amounts                         -       20,000  -                       -                     20,000

(A) Represents payments of policy losses and loss adjustment expenses during the year, less salvage collections.
(B)   Represents uncollectible accounts written off.
(C) Represents an adjustment to accounts receivable previously reserved and current year write-off of uncollected accounts.

                               INDEX TO EXHIBITS




                                                                    Sequentially
                                                                      Numbered
Exhibit                                                                 Page
-------                                                             ------------

3.1       -   Certificate of Incorporation of the Registrant
              (incorporated by reference to Exhibit 3.1 of the
              Registrant's Annual Report on Form 10-K for the
              year ended December 31, 1987)

3.2       -   By-laws of the Registrant

4         -   Rights of Common and Class B Common Stockholders
              (incorporated by reference to Exhibits 3.1 and 3.2
              hereto)

10.1      -   Summary of agreements as to payment of bonuses to
              certain executive officers

10.2      -   Deferred Compensation Agreements dated March 10,
              1986 between the Registrant and certain executive
              officers (incorporated by reference to Exhibit 10.2
              of the Registrant's Annual Report on Form 10-K for
              the year ended December 31, 1987)

13.       -   Annual Report to Stockholders for 1996 (the
              financial text of the annual report incorporated
              herein by reference in Item 6 of Part II of this
              report)

21.       -   Subsidiaries of the Registrant

23.       -   Consents of Independent Certified Public
              Accountants, including consents to incorporation by
              reference of their reports to previously filed
              Securities Act registration statements

27.       -   Financial Data Schedule