Form 10-Q
period 1997-03-31
STEWART INFORMATION SERVICES CORP
filed 1997-05-14
CIK 94344

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[ x ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES
         EXCHANGE ACT OF 1934


For the Quarterly period ended  March 31, 1997


[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES
         EXCHANGE ACT OF 1934


For the transition period from _______________ to
_______________


Commission file number    1-12688


                    STEWART INFORMATION SERVICES CORPORATION
             -----------------------------------------------
-------
             (Exact name of registrant as specified in its charter)


          Delaware                                       74-
1677330
-------------------------------                          ---
-------
(State or other jurisdiction of             (I.R.S. Employer
Identification No.)
incorporation or organization)


                     1980 Post Oak Blvd., Houston, TX 77056
                    ----------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (713) 625-8100
                                 --------------
              (Registrant's telephone number, including area code)

------------------------------------------------------------
--------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed
all reports
required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of
1934 during the preceding 12 months, and (2) has been
subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                          Common             6,273,336
                  Class B Common               525,006

                                   FORM 10-Q

                                QUARTERLY REPORT

                        Quarter Ended March 31, 1997



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


  1.             Legal Proceedings
8

  6.             Exhibits and Reports on Form 8-K
9


                 Signature
13

                    STEWART INFORMATION SERVICES CORPORATION

                      CONSOLIDATED STATEMENTS OF EARNINGS
                     FOR THE THREE MONTHS  ENDED
                          MARCH 31, 1997 and 1996



=============================


THREE MONTHS
                                                      ------
-------------------

1997         1996

-------------------------

($000 Omitted)

=============================
Revenues
    Title premiums, fees and other revenues
73,241      74,636
    Investment income
3,727       3,446
    Investment gains
156          374
    Other income - net
(370)         (452)
                                                      ------
-------------------

76,754      78,004

Expenses
    Employee costs
43,294      40,747
    Other operating expenses
23,507       22,914
    Title losses and related claims
6,559       7,960
    Depreciation and amortization
2,776        2,465
    Interest
253          284
    Minority interests
267          236
                                                      ------
-------------------

76,656      74,606

Earnings before taxes
98            3,398
Income taxes
34        1,223
                                                      ------
-------------------

Net earnings
64        2,175

=============================

Average number of shares outstanding (000)
6,787        6,666

Earnings per share
0.01         0.33



=============================

                    STEWART INFORMATION SERVICES CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                    MARCH 31, 1997 AND DECEMBER 31, 1996




============================


MAR 31       DEC 31

1997          1996

----------------------------

($000 Omitted)

============================
      Assets
          Cash and cash equivalents
18,696        18,484
          Short-term investments
27,771        31,946
          Investments - statutory reserve funds
127,549       127,057
          Investments - other
68,780        73,456
          Receivables
30,875        31,616
          Property and equipment
28,274        28,185
          Title plants
20,983        21,096
          Goodwill
16,515        16,535
          Deferred income taxes
16,460        14,615
          Other
20,737        20,382

----------------------------

376,640       383,372

============================

      Liabilities
          Notes payable
12,738        12,234
          Accounts payable and accrued liabilities
20,799        25,452
          Estimated title losses
149,810       150,331
          Minority interests
4,383         4,275

      Contingent liabilities and commitments

      Stockholders' equity
          Common and Class B Common Stock and
            additional paid-in capital
58,404        57,574
          Net unrealized investment gains (losses)
(677)         1,920
          Retained earnings
131,183       131,496

----------------------------

            Total stockholders' equity ($27.79 per share at
              March 31, 1997)
188,910       190,990

----------------------------


376,640       383,372

============================

                    STEWART INFORMATION SERVICES CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND
1996



=============================


1997           1996

-----------------------------

($000 Omitted)

=============================

     Cash (used) provided by operating activities (Note)
(1,998)         7,201

     Cash flow from investing activities:
         Purchases of property and equipment and title
plants - net          (2,189)        (2,086)
         Proceeds from investments matured and sold
26,286         30,732
         Purchases of investments
(21,767)       (35,995)
         Increases in notes receivable
(506)        (373)
         Collections on notes receivable
174            706
         Proceeds from issuance of stock
36            0
         Cash received (paid) for the acquisitions of
subsidiaries - net            26         (231)

-----------------------------

     Cash provided  (used) by investing activities
2,060       (7,247)

     Financing activities:
         Dividends paid
(377)          (369)
         Proceeds of notes payable
1,849          1,002
         Payments on notes payable
(1,322)        (548)

-----------------------------

     Cash provided by financing activities
150         85

-----------------------------

     Increase in cash and cash equivalents
212          39

=============================

     NOTE:  Reconciliation of net income to above amounts:

     Net income
64          2,175
     Add (deduct):
           Depreciation and amortization
2,796          2,484
           Provision for title losses (less than) in excess
of payments                   (521)          3,972
           Provision for uncollectible amounts - net
176              (110)
           Decrease (increase) in accounts receivable - net
969           (1,355)
           Decrease in accounts payable and accrued
             liabilities - net
(5,005)         (291)
           Minority interest expense
267            236
           Equity in net earnings of investees
11          404
           Realized investment gains - net
(156)           (374)
           Other, net
(599)        60

-----------------------------

     Cash (used) provided by operating activities
(1,998)         7,201

=============================

                    STEWART INFORMATION SERVICES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL
STATEMENTS

============================================================
====================

Note 1:   Interim Financial Statements

The financial information contained in this report for the three month periods ended March 31, 1997 and 1996, and as at March 31, 1997, is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of this information for all unaudited periods, consisting only of normal recurring accruals, have been made. The results of operations for the interim periods are not necessarily indicative of results for a full year.

Item 2:  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

------------------------------------------------------------
--------------------


A comparison of the results of operations of the Company for the first three months of 1997 with the first three months of 1996 follows:


General

The Company's dominant segment of operations is the land title business. In general, the principal factors which contribute to increases in title revenues include declining mortgage interest rates (which usually increase home sales), increases in refinancing transactions, rising home prices, higher premium rates, increased market share, additional revenues from new offices and increased revenue from non-residential commercial transactions. Although relatively few in number, large commercial transactions usually yield higher premiums.

Revenues

Revenues from title premiums and fees decreased $1.4 million, or 1.9%, from a year ago. Mortgage interest rates were higher in the early part of 1997 than in the same period a year ago, reducing real estate transactions. Refinancing transactions, in particular, were higher a year ago. But refi transactions fell to lower, more normal levels beginning in the second quarter of 1996. Refinancings have remained at the lower levels since then.

The number of closings handled by the Company decreased
15.6%. Closings
decreased in California, Florida, Texas and most other states. The average revenue per closing increased in the first quarter of 1996. Fewer refinancings, with their lower premiums, resulted in higher revenues per closing in 1997. Industry sources report an increase of 4-5% in home prices, and that has the effect of raising title fees and premiums. Increases in commercial transactions handled, revenues from agents and real estate information services offered by the Company also contributed to higher revenues in 1997.

Investment income increased 8.2% in 1997 due to an increase in the average balances invested and the increased yield on the balances.

Expenses

Employee expenses increased $2.5 million, or 6.3%, in 1997 primarily because of a higher average number of employees, during the first quarter of 1997 compared to a year ago and increased average rates of compensation. Staff reductions were made in the first quarter of 1997 which lowered the quarter-end number of employees of the company to 4,064 or slightly below the staff levels at March 31,
1996. The reductions were made primarily in title office operations in California and Florida
                                                 -5-

The Company continued to maintain higher staff levels, in comparison with a year ago, in areas of automating services rendered to customers and improving its own processes, real estate information services that are being developed and sold to customers and the expansion of its national marketing efforts

The Company believes the development and sale of new products and services is important to its future. Through automating operating processes, the Company expects to add customer revenues and reduce operating expenses and title losses in the future.

Other operating expenses increased by $0.6 million, or 2.6%, in primarily because of increased bad debt provisions, rent and premium taxes. Other operating expenses also include business promotion, supplies, policy forms, delivery costs, title plant expenses, telephone and travel

Provisions for title losses and related claims were down
$1.4 million or 17.6%
in 1997. The Company's experience in claims continues to improve significantly.
As a percentage of title premiums, fees and related revenues, the provision for the first quarter of 1997 decreased to 9.0 percent versus 10.7 percent in the first quarter of 1996. The provision for the year 1996 was 10.3 percent.

The provision for income taxes represented a 35.0% effective tax rate in 1997 and a 36.0% effective tax rate in 1996.

Liquidity and capital resources

Operating earnings represent the primary source of financing, for the Company, but this may be supplemented by bank borrowings. The capital resources of the
Company, and the present debt-to-equity relationship, are considered satisfactory.

                                    PART II





---------

Page

---------

---------- -------------------------------------------------
----------

  Item 1.  Legal Proceedings
8

  Item 6.  Exhibits and Reports on Form 8-K

      (a)  Exhibits
             4.  -  Rights of Common and Class B Common
9
                    Stockholders

            27.0 -  Financial data schedule
10

            28.2 -  Details of Investments as reported in
the             12
                    Quarterly Report to Shareholders

      (b) There were no reports on Form 8-K filed during the
           quarter ended March 31, 1997

---------- -------------------------------------------------
---------- ---------

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



                    Stewart Information Services Corporation
                    ----------------------------------------
                                  (Registrant)




May 13, 1997
--------------
    Date



                               /s/ MAX CRISP
                     -------------------------------------
                                   Max Crisp
                (Vice President - Finance, Secretary-
Treasurer,
                        Director and Principal Financial
                            and Accounting Officer)

                              INDEX TO EXHIBITS




EXHIBIT
NUMBER                  DESCRIPTION
-------                 -----------

  4           -  Rights of Common and Class B Common
Stockholders

 27           -  Financial data schedule

 28.2         -  Details of Investments as reported in the
                 Quarterly Report to Shareholders