Form 10-Q
period 1997-06-30
STEWART INFORMATION SERVICES CORP
filed 1997-08-14
CIK 94344

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549




(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended June 30, 1997



[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934


For the transition period from _______________ to _______________



Commission file number    1-12688



                    STEWART INFORMATION SERVICES CORPORATION
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)



          Delaware                                       74-1677330
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


                    1980 Post Oak Blvd., Houston  TX 77056
          -----------------------------------------------------------
          (Address of principal executive offices, including zip code)


                                 (713) 625-8100
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                              Common             6,295,539
                      Class B Common               525,006

                                   FORM 10-Q
                                QUARTERLY REPORT
                          Quarter Ended June 30, 1997





                               TABLE OF CONTENTS





Item No.                                                                  Page
--------                                                                  ----

                                     Part I


  1.             Financial Statements                                       1

  2.             Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                        5


                                    Part II


  1.             Legal Proceedings                                          8

  6.             Exhibits and Reports on Form 8-K                           7


                 Signature                                                  9

                    STEWART INFORMATION SERVICES CORPORATION

                      CONSOLIDATED STATEMENTS OF EARNINGS
                     FOR THE QUARTERS AND SIX MONTHS ENDED
                             JUNE 30, 1997 and 1996





                                                        SECOND QUARTER                    SIX MONTHS
                                                   ------------------------         ------------------------
                                                     1997            1996             1997            1996
                                                   --------        --------         --------        --------
                                                        ($000 Omitted)                    ($000 Omitted)
Revenues
    Title premiums, fees and other revenues          87,561          85,465          160,802         160,101
    Investment income                                 3,861           3,523            7,588           6,969
    Investment gains - net                               25            (124)             181             250
    Other income - net                                  596             855              226             403
                                                   --------        --------         --------        --------
                                                     92,043          89,719          168,797         167,723

Expenses
    Employee costs                                   44,219          42,977           87,513          83,724
    Other operating expenses                         27,849          26,219           51,356          49,133
    Title losses and related claims                   7,544           8,100           14,103          16,060
    Depreciation and amortization                     2,843           2,714            5,619           5,179
    Interest                                            313             292              566             576
    Minority interests                                  643             507              910             743
                                                   --------        --------         --------        --------
                                                     83,411          80,809          160,067         155,415
                                                   --------        --------         --------        --------

Earnings before taxes                                 8,632           8,910            8,730          12,308
Income taxes                                          3,104           3,208            3,138           4,431
                                                   --------        --------         --------        --------

Net earnings                                          5,528           5,702            5,592           7,877
                                                   ========        ========         ========        ========



Average number of shares outstanding (000)            6,805           6,693            6,796           6,680
Earnings per share                                     0.81            0.85             0.82            1.18
                                                   ========        ========         ========        ========

                    STEWART INFORMATION SERVICES CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                      June 30, 1997 AND DECEMBER 31, 1996

                                                             JUNE 30         DEC 31
                                                               1997           1996
                                                             -------        -------
                                                                 ($000 Omitted)
Assets
    Cash and cash equivalents                                 25,520         18,484
    Short-term investments                                    27,000         31,946
    Investments - statutory reserve funds                    130,014        127,057
    Investments - other                                       69,039         73,456
    Receivables                                               33,904         31,616
    Property and equipment                                    29,389         28,185
    Title plants                                              21,719         21,096
    Goodwill                                                  16,759         16,535
    Deferred income taxes                                     16,744         14,615
    Other                                                     21,225         20,382
                                                             -------        -------

                                                             391,313        383,372
                                                             =======        =======



Liabilities
    Notes payable                                             14,990         12,324
    Accounts payable and accrued liabilities                  23,562         25,452
    Estimated title losses                                   152,492        150,331
    Minority interests                                         4,056          4,275

Contingent liabilities and commitments

Stockholders' equity
    Common and Class B Common Stock and
      additional paid-in capital                              58,704         57,574
    Net unrealized investment gains                            1,176          1,920
    Retained earnings                                        136,333        131,496
                                                             -------        -------
      Total stockholders' equity ($28.77 per share at
        June 30, 1997)                                       196,213        190,990
                                                             -------        -------

                                                             391,313        383,372
                                                             =======        =======

                    STEWART INFORMATION SERVICES CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996


                                                                                 1997           1996
                                                                               -------         -------
                                                                                  ($000 Omitted)
    Cash provided by operating activities (Note)                                 7,711          19,888


    Investing activities:
         Purchases of property and equipment and title plants - net             (5,988)         (6,150)
         Proceeds from investments matured and sold                             24,390          47,421
         Purchases of investments                                              (18,949)        (56,864)
         Increases in notes receivable                                          (1,743)           (386)
         Collections on notes receivable                                           435           1,840
         Proceeds from issuance of stock                                            96              60
         Cash (paid) received for the acquisition of subsidiaries - net           (942)            276
                                                                               -------         -------
    Cash used by investing activities                                           (2,701)        (13,803)


    Financing activities:
         Dividends paid                                                           (755)           (742)
         Proceeds of notes payable                                               4,868           1,408
         Payments on notes payable                                              (2,087)         (2,183)
                                                                               -------         -------
    Cash provided (used) by financing activities                                 2,026          (1,517)
                                                                               -------         -------

    Increase in cash and cash equivalents                                        7,036           4,568
                                                                               =======         =======



     NOTE:  Reconciliation of net earnings to the above amounts -

     Net earnings                                                                5,592           7,877
     Add (deduct):
           Depreciation and amortization                                         5,619           5,179
           Provision for title losses in excess of payments                      2,161           5,802
           Provision for uncollectible amounts - net                               199             204
           Increase in accounts receivable - net                                (3,261)         (1,142)
           (Decrease) increase in accounts payable and
                accrued liabilities - net                                       (1,804)          3,210
           Minority interest expense                                               910             743
           Equity in net earnings of investees                                    (334)           (392)
           Realized investment gains - net                                        (181)           (250)
           Other - net                                                          (1,190)         (1,343)
                                                                               -------         -------

     Cash provided by operating activities                                       7,711          19,888
                                                                               =======         =======


                    STEWART INFORMATION SERVICES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





Note 1:   Interim Financial Statements

The financial information contained in this report for the six month periods ended June 30, 1997 and 1996, and as at June 30, 1997, is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of this information for all unaudited periods, consisting only of normal recurring accruals, have been made. The results of operations for the interim periods are not necessarily indicative of results for a full year.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations



A comparison of the results of operations of the Company for the first six months of 1997 with the first six months of 1996 follows:

GENERAL

The Company's dominant segment of operations is the land title business. In general, the principal factors which contribute to increases in title revenues include declining mortgage interest rates (which usually increase home sales), increases in refinancing transactions, rising home prices, higher premium rates, increased market share, additional revenues from new offices and increased revenue from non-residential, commercial transactions. Although relatively few in number, large commercial transactions usually yield higher premiums.

REVENUES

Revenues from title premiums and fees increased $0.7 million, or 0.4%, from a year ago. Mortgage interest rates were higher in the early part of 1997 than in the same period a year ago but then rates began to decline in the second quarter. Because of lower rates real estate activity increased. Refinancing transactions, which had been at lower, more normal levels since mid 1996, also increased.


The number of closings handled by the Company decreased 12.1%. Closings decreased in California, Florida, Texas and most other states. The average revenue per closing increased in the first six months of 1997 over the first six months of 1996. Fewer refinancings, with their lower premiums, resulted in higher revenues per closing in 1997. Industry sources report an increase of 4-5% in home prices, which has the effect of raising title premiums and fees. Increases in commercial transactions and revenues from agents also contributed to higher revenues in 1997.

Investment income increased 8.9% in 1997 due to an increase in the average balances invested and the increased yield on the balances.

EXPENSES

Employee expenses increased $3.8 million, or 4.5%, in 1997 primarily because of a higher average number of employees during the first two quarters of 1997 compared to a year ago and increased average rates of compensation.

The Company continued to maintain higher staff levels, in comparison with a year ago, in areas of automating services rendered to customers and improving its own processes, real estate information services that are being developed and sold to customers and the expansion of its national marketing efforts.

The Company believes the development and sale of new products and services is important to its future. Through automated operating processes, the Company expects to add customer revenues and reduce operating expenses and title losses in the future.


Other operating expenses increased by $2.2 million, or 4.5%, primarily because of increased rent, travel, fees paid to attorneys for examination and closing services, bad debt provisions and premium taxes. Other operating expenses also include business promotion, supplies, policy forms, delivery costs, title plant expenses and telephone.

Provisions for title losses and related claims were down $2.0 million, or 12.2% in 1997. The Company's experience in claims continues to improve significantly. As a percentage of title premiums, fees and related revenues, the provisions for the first six months of 1997 decreased to 8.8% versus 10.0% for the first six months of 1996. The provision for the year 1996 was 10.3 percent.

The provision for income taxes represented a 36.0% effective tax rate in both 1997 and 1996.


LIQUIDITY AND CAPITAL RESOURCES

Operating margins represent the primary source of financing for the Company, but this may be supplemented by bank borrowings. The capital resources of the Company, and the present debt-to-equity relationship, are considered satisfactory.

A comparison of the results of operations of the Company for the second quarter of 1997 with the second quarter of 1996 follows:


GENERAL

The Company's dominant segment of operations is the land title business. In general, the principal factors which contribute to increases in title revenues include declining mortgage interest rates (which usually increase home sales), increases in refinancing transactions, rising home prices, higher premium rates, increased market share, additional revenues from new offices and increased revenue from non-residential, commercial transactions. Although relatively few in number, large commercial transactions usually yield higher premiums.


REVENUES

Revenues from title premiums and fees increased $2.1 million, or 2.5%, from a year ago. Mortgage interest rates were higher in the early part of the second quarter of 1997 than the same time in 1996 but then rates began to decline. Mortgage interest rates are now lower than one year ago. Because of lower rates real estate activity increased. Refinancing transactions, which had been at lower, more normal levels since mid 1996, also began to increase.

The number of closings handled by the Company decreased 9.0%. Closings decreased in California, Florida, Texas and most other states. The average revenue per closing increased 10.4% in 1997 over 1996. Fewer refinancings, with their lower premiums, resulted in higher revenues per closing in 1997. Industry sources report an increase of 4-5% in home prices, which has the effect of raising title premiums and fees. Increases in commercial transactions and revenues from agents also contributed to higher revenues in 1997.

Investment income increased 9.6% in 1997 due to an increase in the average balances invested and the increased yield on the balances.


EXPENSES

Employee expenses increased $1.2 million, or 2.9%, in 1997 primarily because of increased average rates of compensation. The average number of employees was approximately the same in 1997 and 1996.

In comparison with a year ago, the Company continued to maintain higher staff levels in areas of automating services rendered to customers and improving its own processes, real estate information services that are being developed and sold to customers and the expansion of its national marketing efforts. The number of employees in title operations was lower in California, Florida and Texas in the second quarter of 1997 compared to the second quarter of 1996.

The Company believes the development and sale of new products and services is important to its future. Through automated operating processes, the Company expects to add customer revenues and reduce operating expenses and title losses in the future.

Other operating expenses increased by $1.6 million, or 6.2%, primarily because of increased travel, fees paid to attorneys for examination and closing
services and rent.   Other operating expenses also include business promotion,
delivery costs, insurance and telephone.

Provisions for title losses and related claims were down $0.6 million, or 6.9% in 1997. The Company's experience in claims continues to improve significantly. As a percentage of title premiums, fees and related revenues, the provision in the second quarter of 1997 decreased to 8.6% versus 9.5% in the second quarter of 1996. The provision for the year 1996 was 10.3 percent.

The provision for income taxes represented a 36.0% effective tax rate in both 1997 and 1996.


LIQUIDITY AND CAPITAL RESOURCES

Operating margins represent the primary source of financing for the Company, but this may be supplemented by bank borrowings. The capital resources of the Company, and the present debt-to-equity relationship, are considered satisfactory.

                                    PART II





                                                                       Page
                                                                       ----
  Item 1.  Legal Proceedings                                            8




  Item 6.  Exhibits and Reports on Form 8-K


      (a)  Index to exhibits


      (b) There were no reports on Form 8-K filed during the quarter ended June 30, 1997.

ITEM 1. LEGAL PROCEEDINGS


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

          James C. O'Brien and Ingrid K. O'Brien vs. Stewart Title Guaranty Company, filed September 25, 1996, in the United States District Court, Southern District of Florida. This purported class action is one of eight similar suits filed against various underwriters in Florida, including Guaranty. The alleged class would include all purchasers of title insurance of evidence of title in Florida since 1990. Plaintiffs allege that Guaranty's premium and cost sharing agreements with its Florida agents, which are governed by and set in accordance with rates promulgated by the Florida Department of Insurance, constitute violations of the Real Estate Settlement Procedures Act and Florida law, including fraudulent and negligent misrepresentation. Plaintiffs seek injunctive relief and treble damages of at least $60 million based upon the title insurance premiums paid by the purported class. Guaranty has filed a motion to dismiss the complaint on various grounds, including the filed rate doctrine. The Court has deferred any action on the plaintiff's motion to certify the proceedings as a class action pending disposition of Guaranty's motion to dismiss. Guaranty believes that the plaintiff's allegations are without merit and intends to vigorously defend this suit.

          The Registrant is a party to routine lawsuits incidental to its business, most of which involve disputed policy claims. In many of these suits, the plaintiff seeks exemplary or treble damages in excess of policy limits based on the alleged malfeasance of an issuing agent of the Registrant.

                                   SIGNATURE




Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                       Stewart Information Services Corporation
                                       ----------------------------------------
                                                                   (Registrant)


August  12, 1997
----------------
    Date


                                           /S/        MAX  CRISP
                                -----------------------------------------------
                                                                      Max Crisp
                                  (Vice President-Finance, Secretary-Treasurer,
                                           Director and Principal Financial and
                                                            Accounting Officer)

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER             DESCRIPTION
-------            -----------

  4.            -   Rights of Common and Class B Common Stockholders


 27.0           -   Financial data schedule


 28.2           -   Details of investments as reported in the
                    Quarterly Report to Shareholders