Form 10-Q
period 1997-09-30
STEWART INFORMATION SERVICES CORP
filed 1997-11-12
CIK 94344

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549




(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended September 30, 1997



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


                     1980 Post Oak Blvd., Houston  TX 77056
           ------------------------------------------------------------
           (Address of principal executive offices, including zip code)


                                 (713) 625-8100
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



--------------------------------------------------------------------------------
(Former name,former address and former fiscal year,if changed since last report)



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

                                    FORM 10-Q
                                QUARTERLY REPORT
                        Quarter Ended September 30, 1997





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

                    STEWART INFORMATION SERVICES CORPORATION

                       CONSOLIDATED STATEMENTS OF EARNINGS
                     FOR THE QUARTERS AND NINE MONTHS ENDED
                           SEPTEMBER 30, 1997 and 1996







                                                   THIRD QUARTER                NINE MONTHS
                                              ---------------------        --------------------

                                                  1997       1996            1997        1996
                                              ----------  ---------        --------    --------

                                                    ($000 Omitted)             ($000 Omitted)


Revenues
    Title premiums, fees and other revenues        93,134     84,133          253,936    244,234
    Investment income                               3,962      3,710           11,550     10,679
    Investment gains - net                            124       (149)             305        101
    Other income - net                                902        352            1,128        755
                                                 --------   --------         --------    -------
                                                   98,122     88,046          266,919    255,769

Expenses
    Employee costs                                 48,236     43,590          135,749    127,314
    Other operating expenses                       29,580     25,693           80,936     74,826
    Title losses and related claims                 8,035      8,484           22,138     24,544
    Depreciation and amortization                   3,110      2,724            8,729      7,903
    Interest                                          400        277              966        853
    Minority interests                                561        314            1,471      1,057
                                                 --------   --------         --------    -------
                                                   89,922     81,082          249,989    236,497
                                                 --------   --------         --------    -------

Earnings before taxes                               8,200      6,964           16,930     19,272
Income taxes                                        2,713      2,507            5,851      6,938
                                                 --------   --------          --------   -------

Net earnings                                        5,487      4,457           11,079     12,334
                                                 ========   ========         ========    =======



Average number of shares outstanding (000)          6,821      6,727            6,805      6,696
Earnings per share                                   0.80       0.66             1.63       1.84
                                                 ========  =========         ========    =======




                    STEWART INFORMATION SERVICES CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1997 AND DECEMBER 31, 1996





                                                                       SEPT 30       DEC 31
                                                                        1997          1996
                                                                     ----------    ----------
                                                                          ($000 Omitted)

      Assets
          Cash and cash equivalents                                     22,092        18,484
          Short-term investments                                        33,850        31,946
          Investments - statutory reserve funds                        135,150       127,057
          Investments - other                                           69,277        73,456
          Receivables                                                   33,547        31,616
          Property and equipment                                        30,215        28,185
          Title plants                                                  22,142        21,096
          Goodwill                                                      18,189        16,535
          Deferred income taxes                                         17,275        14,615
          Other                                                         21,346        20,382
                                                                    ----------    ----------

                                                                       403,083       383,372
                                                                    ==========    ==========



      Liabilities
          Notes payable                                                 17,763        12,324
          Accounts payable and accrued liabilities                      22,660        25,452
          Estimated title losses                                       155,381       150,331
          Minority interests                                             3,987         4,275

      Contingent liabilities and commitments

      Stockholders' equity
          Common and Class B Common Stock and
            additional paid-in capital                                  58,705        57,574
          Net unrealized investment gains                                3,208         1,920
          Retained earnings                                            141,379       131,496
                                                                    ----------    ----------
            Total stockholders' equity ($29.81 per share at
              September 30, 1997)                                      203,292       190,990
                                                                    ----------    ----------

                                                                       403,083       383,372
                                                                    ==========   ===========





                    STEWART INFORMATION SERVICES CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996







                                                                             1997         1996
                                                                           --------     --------
                                                                                ($000 Omitted)




    Cash provided by operating activities (Note)                             15,533       27,692


    Investing activities:
         Purchases of property and equipment and title plants - net          (9,612)      (8,272)
         Proceeds from investments matured and sold                          33,020       62,426
         Purchases of investments                                           (36,552)     (77,592)
         Increases in notes receivable                                       (1,756)        (886)
         Collections on notes receivable                                        594        2,472
         Proceeds from issuance of stock                                         96           71
         Cash (paid) received for the acquisition of subsidiaries - net      (2,608)         276
                                                                         ----------    ---------
    Cash used by investing activities                                       (16,818)     (21,505)


    Financing activities:
         Dividends paid                                                      (1,196)      (1,115)
         Proceeds of notes payable                                            8,803        3,054
         Payments on notes payable                                           (2,714)      (3,988)
                                                                         ----------    ---------
    Cash provided (used) by financing activities                              4,893       (2,049)
                                                                         ----------    ---------

    Increase in cash and cash equivalents                                     3,608        4,138
                                                                         ==========   ==========





     NOTE:  Reconciliation of net earnings to the above amounts -

     Net earnings                                                            11,079       12,334
     Add (deduct):
           Depreciation and amortization                                      8,729        7,903
           Provision for title losses in excess of payments                   5,050        8,385
           Provision for uncollectible amounts - net                            403           18
           Increase in accounts receivable - net                             (4,477)      (1,448)
           (Decrease) increase in accounts payable and
                  accrued liabilities - net                                  (2,715)       3,711
           Minority interest expense                                          1,471        1,057
           Equity in net earnings of investees                                 (922)        (733)
           Realized investment gains - net                                     (305)        (101)
           Other - net                                                       (2,780)      (3,434)
                                                                         ----------    ---------

     Cash provided by operating activities                                   15,533       27,692
                                                                         ==========    =========


                    STEWART INFORMATION SERVICES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS








Note 1:   Interim Financial Statements

The financial information contained in this report for the nine month periods ended September 30, 1997 and 1996, and as at September 30, 1997, is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of this information for all unaudited periods, consisting only of normal recurring accruals, have been made. The results of operations for the interim periods are not necessarily indicative of results for a full year.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations



A comparison of the results of operations of the Company for the first nine months of 1997 with the first nine months of 1996 follows:

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

REVENUES

Revenues from title premiums and fees increased $9.7 million, or 4.0%, from a year ago. Mortgage interest rates were higher in the early part of 1997 than in the same period a year ago but then rates began to decline in the second quarter, causing increased real estate activity. Refinancing transactions, which had been at lower, more normal levels since mid 1996, also increased.

The number of closings handled by the Company decreased 5.0%. Closings decreased in California, Florida, and Texas. The average revenue per closing increased in the first nine months of 1997 over the first nine months of 1996. Industry sources report an increase of 4-5% in home prices, which has the effect of raising title premiums and fees. Increases in commercial transactions and revenues from agents also contributed to higher revenues in 1997.

Investment income increased 8.2% in 1997 due to an increase in the average balances invested and the increased yield on the balances.

EXPENSES

Employee expenses increased $8.4 million, or 6.6%, in 1997 primarily because of a higher average number of employees during the first three quarters of 1997 compared to a year ago and increased average rates of compensation.

The Company continued to maintain higher staff levels in comparison with a year ago. Increases were in areas of automating services rendered to customers and improving its own processes, real estate information services that are being developed and sold to customers and the expansion of its national marketing efforts.

The Company believes the development and sale of new products and services is important to its future. Through automated operating processes, the Company expects to add customer revenues and reduce operating expenses and title losses in the future.


Other operating expenses increased by $6.1 million, or 8.2%, primarily because of increased rent, premium taxes, travel, business promotion and fees paid to attorneys for examination and closing services. Other operating expenses also include supplies, policy forms, delivery costs, title plant expenses and telephone.

Provisions for title losses and related claims were down $2.4 million, or 9.8% in 1997. The Company's experience in claims continues to improve significantly. As a percentage of title premiums, fees and related revenues, the provisions for the first nine months of 1997 decreased to 8.7% versus 10.0% for the first nine months of 1996.

The provision for income taxes represented a 34.6% effective tax rate in 1997 and 36.0% in 1996.


LIQUIDITY AND CAPITAL RESOURCES

Operating margins represent the primary source of financing for the Company, but this may be supplemented by bank borrowings. The capital resources of the Company, and the present debt-to-equity relationship, are considered satisfactory.

A comparison of the results of operations of the Company for the third quarter of 1997 with the third quarter of 1996 follows:


REVENUES

Revenues from title premiums and fees increased $9.0 million, or 10.7%, from a year ago. Mortgage interest rates were higher in the early part of the second quarter of 1997 than the same time in 1996 but then rates began to decline. Mortgage interest rates are now lower than one year ago. Because of lower rates, real estate activity increased. Refinancing transactions, which had been at lower, more normal levels since mid 1996, also began to increase.

The number of closings handled by the Company increased 10.3%. Closings increased in California, Arizona, Texas and most other states. The average revenue per closing increased slightly in 1997 from 1996. Industry sources report an increase of 4-5% in home prices, which has the effect of raising title premiums and fees. Increases in commercial transactions and revenues from agents also contributed to higher revenues in 1997.

Investment income increased 6.8% in 1997 due to an increase in the average balances invested and the increased yield on the balances.


EXPENSES

Employee expenses increased $4.6 million, or 10.7%, in 1997 primarily because of increased average rates of compensation. The average number of employees was approximately 3% higher in 1997.

In comparison with a year ago, the Company continued to maintain higher staff levels in areas of automating services rendered to customers and improving its own processes, real estate information services that are being developed and sold to customers and the expansion of its national marketing efforts. The number of employees in title operations was lower in California and Florida in the third quarter of 1997 compared to the third quarter of 1996.

The Company believes the development and sale of new products and services is important to its future. Through automated operating processes, the Company expects to add customer revenues and reduce operating expenses and title losses in the future.

Other operating expenses increased by $3.9 million, or 15.1%, primarily because of increased rent, business promotion and premium taxes. Other operating expenses also include travel, supplies, title plant expenses, telephone, delivery costs and insurance.

Provisions for title losses and related claims were down $0.4 million, or 5.3% in 1997. The Company's experience in claims continues to improve significantly. As a percentage of title premiums, fees and related revenues, the provision in the third quarter of 1997 decreased to 8.6% versus 10.1% in the third quarter of 1996.

The provision for income taxes represented a 33.1% effective tax rate in 1997 and 36.0% in 1996. The effective tax rate for the quarter ended September 30, 1997 is lower than the same quarter of last year because of refunds received in the current quarter for a federal net operating loss carryforward and a change in the filing method for a certain state.

                                     PART II







                                                                        Page
                                                                     ----------


  Item 1.  Legal Proceedings                                              8




  Item 6.  Exhibits and Reports on Form 8-K


      (a)  Index to exhibits


      (b) There were no reports on Form 8-K filed during the quarter ended September 30, 1997.

ITEM 1. LEGAL PROCEEDINGS


         Guaranty and 18 other title insurers are defendants in a consolidated class action proceeding originating from complaints first filed in April 1990. The suit was consolidated in the United States District Court for the District of Arizona. The plaintiffs allege that the defendants violated federal antitrust law by participating in title insurance rating bureaus in Arizona and Wisconsin in the early 1980s through which they allegedly agreed upon the prices and other terms and conditions of sale for title search and examination services. The plaintiffs request treble damages in an unspecified amount, costs and attorneys' fees.

         The Court has certified the proceeding as a class action and approved a settlement pursuant to which members of the class would receive cash (not to exceed approximately $4.1 million from all defendants) and additional coverage under, and discounts on, title insurance policies. In addition, the Court has awarded counsel for plaintiffs the negotiated sum of $1.9 million in fees and expenses. The settlement has become final.

           James C. O'Brien and Ingrid K. O'Brien vs. Stewart Title Guaranty Company, filed September 25, 1996, in the United States District Court, Southern District of Florida. This purported class action was one of eight similar suits filed against various underwriters in Florida, including Guaranty. On April 14, 1997, the United States District Court, Southern District of Florida, entered its Omnibus Order dismissing the plaintiffs' complaints against the underwriters, including the O'Briens' claims against Guaranty. Subsequent to the entry of the Omnibus Order, Guaranty and the other underwriters entered into a final resolution of all claims between the underwriters and the purported plaintiffs' class representatives. Dismissal of the claims against Guaranty are final and there are no pending claims against Guaranty relating to this suit.

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






September 11, 1997
----------------
    Date






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