Form 10-K405
period 1997-12-31
STEWART INFORMATION SERVICES CORP
filed 1998-03-24
CIK 94344

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                                  ------------

For the fiscal year ended December 31, 1997

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

                           COMMON STOCK, $1 PAR VALUE

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of March 1, 1998, 6,389,846 shares of Common Stock, $1 par value, and 525,006 shares of Class B Common Stock, $1 par value, were outstanding. The aggregate market value as of such date of the Common Stock (based upon the closing sales price of the Common Stock as reported by the NYSE on February 27, 1998 of Stewart Information Services Corporation held by non-affiliates of the Registrant was approximately $200,513,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Stewart Information Services Corporation Annual Report to Stockholders for the year ended December 31, 1997 are incorporated by reference in Parts I and II of this document.

         Portions of the definitive proxy statement (the "Proxy Statement"), relating to the annual meeting of the Registrant's stockholders to be held April 24, 1998, are incorporated by reference in Parts III and IV of this document.
--------------------------------------------------------------------------------

                                    FORM 10-K

                                  ANNUAL REPORT

                          YEAR ENDED DECEMBER 31, 1997


                                TABLE OF CONTENTS


                                     PART I

 ITEM
  NO.                                                                                  PAGE
  ---                                                                                  ----
 1. Business .................................................................          1
 2. Properties ...............................................................          3
 3. Legal Proceedings ........................................................          4
 4. Submission of Matters to a Vote of Security Holders ......................          4

                                            PART II

 5. Market for Registrant's Common Equity and Related Stockholder Matters ....          5
 6. Selected Financial Data ..................................................          6
 7. Management's Discussion and Analysis of Financial Condition and Results of
      Operations .............................................................          6
 8. Financial Statements and Supplementary Data ..............................          6
 9. Changes in and Disagreements with Accountants on Accounting and Financial
      Disclosure .............................................................          6

                                            PART III

10. Directors and Executive Officers of the Registrant .......................          7
11. Executive Compensation ...................................................          7
12. Security Ownership of Certain Beneficial Owners and Management ...........          7
13. Certain Relationships and Related Transactions ...........................          7


                                            PART IV

14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K .........          8

     Signatures ..............................................................          9

                                    P A R T I

ITEM 1.  BUSINESS

Stewart's primary business is title insurance. Stewart issues policies through more than 3,800 issuing locations on homes and other real property located in all 50 states, the District of Columbia and several foreign countries. Stewart also sells computer-related services and information, as well as mapping products and geographic information systems, to government and private entities, both domestic and foreign.

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

Selected information for the national real estate industry follows (1997 amounts are preliminary):

-----------------------------------------------------------------------------------------------
                                                        1997             1996             1995
-----------------------------------------------------------------------------------------------
Housing starts - millions ...............                1.48             1.47             1.35
Housing resales - millions ..............                4.22             4.09             3.80
Housing resales - median sales price in $
  thousands .............................               124.1            118.1            112.9

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

Market share. Estimating a title insurer's market share is difficult. Stewart believes it is the leading title insurer in Texas and in a number of cities across the USA. Based on unconsolidated statutory net premiums written for 1996 (1997 amounts are not available), Stewart Title Guaranty Company ("Guaranty") is the fourth largest title insurer in America.

Competitors include (names are abbreviated) Chicago Title, Commonwealth, Fidelity, First American, Lawyers Title and Old Republic (Commonwealth and Lawyers Title merged in January 1998). As do most title insurers, Stewart also competes with abstractors, attorneys who issue title opinions and attorney-owned title insurance bar funds. A number of home builders, financial institutions, real estate brokers and others own or control title insurance agents, some of which issue policies underwritten by Guaranty. This "controlled" business also provides competition for Stewart's agents.

Offices. The number of locations issuing Stewart policies was 3,798 at December 31, 1997, compared to 3,763 a year earlier and 3,549 two years earlier. Of these totals, 3,517, 3,488 and 3,302 were independent agents at December 31, 1997, 1996, and 1995, respectively.

Title revenues by state. The approximate amounts and percentages of Stewart's consolidated title revenues (excluding other revenues) by state for the last three years were:

                                   AMOUNTS
                                ($ MILLIONS)                      PERCENTAGES
                         ==========================       ==========================
                         1997       1996       1995       1997       1996       1995
                         ----       ----       ----       ----       ----       ----
California .......        123        119         97         19         20         20
Texas ............        116        111         93         18         18         19
New York .........         51         50         35          8          8          7
Florida ..........         47         40         29          7          7          6
Colorado .........         20         18         16          3          3          3
Nevada ...........         19         18         14          3          3          3
Arizona ..........         19         17         14          3          3          3
All others .......        262        236        198         39         38         39
                         ----       ----       ----       ----       ----       ----
                          657        609        496        100        100        100
                         ====       ====       ====       ====       ====       ====

Regulations. Title insurance companies are subject to extensive state regulations covering rates, agent licensing, policy forms, trade practices, reserve requirements, investments and the flow of funds between an insurer and its parent or its subsidiaries and any similar related party transaction. Kickbacks and similar practices are prohibited by certain state and federal laws.

Employees. Stewart and its subsidiaries employed approximately 4,569 persons at December 31, 1997.

ITEM 2.  PROPERTIES

     The Registrant and its wholly-owned subsidiary, Stewart Title Guaranty Company and its subsidiaries ("Guaranty"), own or lease the following properties:

     The following table sets forth information about the Registrant's other principal properties:

    Location                        Type                    Use                   Size            Acquired In
------------------------    ----------------------  -------------------       --------------      -----------
Houston, Texas              Leased office building  Executive office of       218,318 sq. ft.         (1)
                                                    the Registrant and
                                                    Guaranty
Corpus Christi, Texas       Leased office building  Office of Guaranty         27,000 sq. ft          (2)
Houston, Texas              Leased office building  Office of Guaranty         26,420 sq. ft          (3)
Dallas, Texas               Leased office building  Office of Guaranty         25,117 sq. ft          (4)
Austin, Texas               Leased office building  Office of Guaranty         24,773 sq. ft.         (5)
Los Angeles, California     Leased office building  Office of Guaranty         22,466 sq. ft.         (2)
San Diego, California       Leased office building  Office of Guaranty         20,020 sq. ft.         (4)
Riverside, California       Leased office building  Office of Guaranty         20,968 sq. ft.         (2)
Fresno, California          Leased office building  Office of Guaranty         13,204 sq. ft.         (2)
San Antonio, Texas          Owned office building   Office of Guaranty         26,769 sq. ft.     1980 & 1982
Galveston, Texas            Owned office building   Office of Guaranty         50,000 sq. ft.        1905
Phoenix, Arizona            Owned office building   Office of Guaranty         24,459 sq. ft.        1981
Phoenix, Arizona            Owned office building   Office of Guaranty         17,500 sq. ft.        1985
Tucson, Arizona             Owned office building   Office of Guaranty         24,000 sq. ft.        1974

(1)   This lease terminates in 2004.
(2)   These leases terminate in 1998.
(3)   These leases terminate in 2002.
(4)   These leases terminate in 2000.
(5)   This lease terminates in 2001.


         The Registrant leases offices at approximately 287 locations. The average term for all such leases is approximately six years. The leases expire from 1998 to 2006. The Registrant believes it will not have any difficulty obtaining renewals of leases as they expire or, alternatively, leasing comparable property. The aggregate annual rental expense under all leases was approximately $20,520,000.

         All buildings and equipment owned or leased by the Registrant are considered by the Registrant to be well maintained, adequately insured and generally sufficient for the Registrant's purposes. Substantially all of the Registrant's owned real property above is subject to mortgages.

ITEM 3. LEGAL PROCEEDINGS


         The Registrant is a party to routine lawsuits incidental to its business most of which involve disputed policy claims. In many of these suits, the plaintiff seeks exemplary or treble damages in excess of policy limits based on the alleged malfeasance of an issuing agent of the Registrant. The Registrant does not expect that any of these proceedings will have a material adverse effect on its financial condition.




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


                                                             HIGH         LOW        DIVIDENDS
                                                             ----         ---        ---------
1997:
   First quarter .................................           21.13        19.88        .06
   Second quarter ................................           21.00        18.75        .06
   Third quarter .................................           26.44        20.50        .07
   Fourth quarter ................................           29.25        25.00        .07

1996:
   First quarter .................................           21.38        19.63        .06
   Second quarter ................................           21.25        19.63        .06
   Third quarter .................................           21.00        20.00        .06
   Fourth quarter ................................           22.63        20.25        .06


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

         The number of shareholders of record as of December 31, 1997 was 2,220.

ITEM 6.  SELECTED FINANCIAL DATA

         Selected financial data have been included on Page 18 of the Registrant's Annual Report to Stockholders for the year ended December 31, 1997, and such information is incorporated herein by reference. See Exhibit 13 hereto.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required by this Item is set forth on Pages 19 through 21 of the Registrant's Annual Report to Stockholders for the year ended December 31, 1997, and such information is incorporated herein by reference. See Exhibit 13 hereto.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                                1997 Annual Report
                                                                 to Stockholders
                                                                      Page No.
                                                                      --------
Independent Auditors' Report  ...................................        21

Consolidated Statements of Earnings and Retained Earnings for the
Years Ended December 31, 1997, 1996 and 1995 ....................        22

Consolidated Balance Sheets as of December 31, 1997 and 1996 ....        23

Consolidated Statements of Cash Flows for the Years Ended
December 31, 1997, 1996 and 1995 ................................        24

Notes to Consolidated Financial Statements ......................        25

See Exhibit 13.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE



None.

                                   P A R T III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item is set forth in the Registrant's Proxy Statement relating to the annual meeting of the Registrant's stockholders to be held April 24,1998, under the captions "Election of Directors" and "Executive Compensation", and such information is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

         The information required by this Item is set forth in the Registrant's Proxy Statement relating to the annual meeting of the Registrant's stockholders to be held April 24, 1998, under the caption "Executive Compensation", and such information is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is set forth in the Registrant's Proxy Statement relating to the annual meeting of the Registrant's stockholders to be held April 24, 1998, under the caption "Security Ownership of Certain Beneficial Owners and Management", and such information is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is set forth in the Registrant's Proxy Statement relating to the annual meeting of the Registrant's stockholders to be held April 24, 1998, under the caption "Executive Compensation", and such information is incorporated herein by reference.

                                   P A R T IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1. and 2.  Financial Statements and Financial Statement Schedules

            Item 8 of this Report on Form 10-K lists certain consolidated financial statements of the Registrant and its subsidiaries incorporated by reference to the Annual Report to Stockholders for the year ended December 31, 1997, which includes a reference to appropriate page numbers in such Annual Report.


                                                                           ---------
                                                                           Form 10-K
                                                                           Page No.
                                                                           ---------
Independent Auditors' Report  ........................................        10

Reports of Independent Auditors  .....................................        11

Schedule II - Financial information of the Registrant (Parent Company)        40

Schedule V - Valuation and Qualifying Accounts .......................        44


All other schedules are omitted, as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the three months ended December 31, 1997.

(c)  Exhibits

       3.1    -   Certificate of  Incorporation  of the  Registrant,  as amended
                  April 30, 1993

       3.2    -   By-Laws of the Registrant

       4      -   Rights of Common and Class B Common Stockholders
                  (incorporated by reference to Exhibits 3.1 and 3.2 hereto)

      10.1    -   Summary of agreements as to payment of bonuses to certain
                  executive officers

      10.2    -   Deferred Compensation  Agreements dated March 10, 1986,
                  amended July 24, 1990 and October 30, 1992,  between the
                  Registrant and certain executive officers.

      13      -   Annual Report to Stockholders for 1997 (the financial text of the annual report incorporated herein by reference in Item
                  6 of Part II of this report)

      21      -   Subsidiaries of the Registrant

      23      -   Consents of Independent Certified Public Accountants,
                  including consents to incorporation by reference of their reports into previously filed Securities Act registration statements.

      27      -   Financial Data Schedule

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

                                      STEWART INFORMATION SERVICES CORPORATION
                                                   (Registrant)


                                      By:        Carloss Morris
                                        ---------------------------------------
                                      Carloss Morris, Co-Chief Executive Officer
                                        and Chairman of the Board of Directors


                                      By:        Stewart Morris
                                        ---------------------------------------
                                        Stewart Morris, Co-Chief Executive
                                         Officer, President and Director


                                      By:           Max Crisp
                                        ---------------------------------------
                                         Max Crisp, Vice President-Finance,
                                         Secretary, Treasurer, Director and
                                             Principal Financial and
                                                Accounting Officer


Dated:   March 18, 1998


         Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



             Max Crisp                 Director               March 18, 1998
--------------------------------                              --------------
            (Max Crisp)


           E. Douglas Hodo             Director               March 18, 1998
--------------------------------                              --------------
          (E. Douglas Hodo)


          C. M. Hudspeth               Director               March 18, 1998
--------------------------------                              --------------
         (C. M. Hudspeth)


          Carloss Morris               Director               March 18, 1998
--------------------------------                              --------------
         (Carloss Morris)


          Stewart Morris               Director               March 18, 1998
--------------------------------                              --------------
         (Stewart Morris)

                          Independent Auditors' Report


To the Board of Directors and Stockholders of Stewart Information Services Corporation:

Under date of February 13, 1998, we reported on the consolidated balance sheets of Stewart Information Services Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of earnings and retained earnings and cash flows for each of the years in the three-year period ended December 31, 1997, as contained in the 1997 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1997. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



/s/ KPMG PEAT MARWICK LLP


Houston, Texas
February 13, 1998

                        REPORT OF INDEPENDENT ACCOUNTANT

Stewart Title Company
El Paso, Texas

We have audited the Statement of Assets and Liabilities of Trust (Escrow) Fund Accounts as of December 31, 1997 and 1996, prepared from the accounts maintained at your office at 500 N. Mesa, Suite 300, El Paso, Texas.

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

In our opinion, the Statement of Assets and Liabilities of Trust (Escrow) Fund Accounts referred to above presents fairly, in all material respects, the assets and liabilities of such accounts handled by Stewart Title Company, El Paso, Texas, as of December 31, 1997 and 1996, in conformity with generally accepted accounting principles.

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


                                                 /s/ M. TIMOTHY O'ROARK, C.P.A.

                                                 M. TIMOTHY O'ROARK, C.P.A.


El Paso, Texas
February 3, 1998

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




                                                 /s/ GRANT BENNETT ACCOUNTANTS

                                                 GRANT BENNETT ACCOUNTANTS
                                                 A PROFESSIONAL CORPORATION
                                                 Certified Public Accountants


January 7, 1997

To the Board of Directors
Stewart Title of Fresno County
Fresno, California

                          INDEPENDENT AUDITOR'S REPORT

         We have audited the accompanying balance sheets of Stewart Title of Fresno County at December 31, 1996 and 1995 and the related statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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




January 8, 1997

To the Board of Directors
Stewart Tide of Modesto
Modesto, California

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



January 7, 1997

                          INDEPENDENT AUDITOR'S REPORT


The Board of Directors
Stewart Title Dallas, Inc.
dba: Stewart Title North Texas, Inc.

We have audited the Statement of assets and Liabilities of Trust (Escrow) Fund Accounts as of December 31, 1997, prepared from the accounts maintained at your office at 5728 LBJ freeway, Dallas, Texas.

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

In our opinion, the Statement of Assets and Liabilities of Trust (Escrow) Fund Accounts referred to above presents fairly, in all material respects, the assets and liabilities of such accounts handled by Stewart Title Dallas, Inc. dba:
Stewart Title North Texas, Inc, as of December 31, 1997 in conformity with generally accepted accounting principles.

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



January 28, 1998

                          INDEPENDENT AUDITOR'S REPORT


The Board of Directors
Priority Title Company of Dallas, L.L.C.


We have audited the Statement of assets and Liabilities of Trust (Escrow) Fund Accounts as of December 31, 1997, prepared from the accounts maintained at your office at 5728 LBJ freeway, Dallas, Texas.

This financial statement is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement based on our audit. We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation, We believe that our audit provides a reasonable basis for our opinion,

In our opinion, the Statement of Assets and Liabilities of Trust (Escrow) Fund Accounts referred to above presents fairly, in all material respects, the assets and liabilities of such accounts handled by Priority Title Company of Dallas, L.L.C. as of December 31, 1997 in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statement taken as a whole. The supplemental information contained in Exhibits C through F, inclusive, and Exhibit H of this report are presented as additional information and are not a required part of the basic financial statement, Such information has been subjected to the audit procedures applied in the examination of the basic statement of assets and liabilities, and is fairly stated in all material respects in relation to the basic statement of assets and liabilities, taken as a whole.



/s/ WILKERSON & ARTHUR, P.C.

Wilkerson & Arthur, P,C.



January 28, 1998

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
Stewart Title - Houston Division

         We have audited the Statement of Assets and Liabilities of Trust (Escrow) Fund Accounts of the National Title Services Division of Stewart Title Guaranty Company as of December 31, 1997, prepared from the accounts maintained in your office at 1980 Post Oak Boulevard, Houston, Texas.

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

         In our opinion, the Statement of Assets and Liabilities of Trust (Escrow) Fund Accounts referred to above presents fairly, in all material respects, the assets and liabilities of such accounts handled by Stewart Title Guaranty Company as of December 31, 1997, in conformity with generally accepted accounting principles.

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



/s/ GRATZER, CLEM & COMPANY, P.C.

Gratzer, Clem & Company, P.C.
Certified Public Accountants
January 23, 1998

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Stewart Title - Houston Division

I have audited the Statement of Assets and Liabilities of Trust (Escrow) Fund Accounts of the National Title Services Division of Stewart Title Guaranty Company as of December 31, 1996, prepared from the accounts maintained in your office at 1980 Post Oak Boulevard, Houston, Texas.

The financial statement is the responsibility of the company's management. My responsibility is to express an opinion on this financial statement based on my audit. I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement. An audit also includes assessing the accounting principles used and significant estimates made my management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the Statement of Assets and Liabilities of Trust (Escrow) Fund Accounts referred to above presents fairly, in all material respects, the assets and liabilities of such accounts handled by the National Title Services Division of Stewart Title Guaranty Company as of December 31, 1996, in conformity with generally accepted accounting principles.

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


/s/ GINNY SANDERS MAY, CPA
January 21, 1997

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Stewart Title - Houston Division

        We have audited the Statement of Assets and Liabilities of Trust (Escrow) Fund Accounts as of December 31, 1997, prepared from the accounts maintained in your office at 1980 Post Oak Boulevard, Houston, Texas.

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

        In our opinion, the Statement of Assets and Liabilities of Trust (Escrow) Fund Accounts referred to above presents fairly, in all material respects, the assets and liabilities of such accounts handled by Stewart
Title - Houston Division as of December 31, 1997, in conformity with generally accepted accounting principles.

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


/s/ GRATER, CLEM & COMPANY, P.C.
Gratzer, Clem & Company, P.C.
Certified Public Accountants
January 21, 1998

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Stewart Title - Houston Division

I have audited the Statement of Assets and Liabilities of Trust (Escrow) Fund Accounts as of December 31, 1996, prepared from the accounts maintained in your office at 1980 Post Oak Boulevard, Houston, Texas.

The financial statement is the responsibility of the company's management. My responsibility is to express an opinion on this financial statement based on my audit. I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement. An audit also includes assessing the accounting principles used and significant estimates made my management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the Statement of Assets and Liabilities of Trust (Escrow) Fund Accounts referred to above presents fairly, in all material respects, the assets and liabilities of such accounts handled by the Houston Division of Stewart Title as of December 31, 1996, in conformity with generally accepted accounting principles.

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

/s/ GINNY SANDERS MAY, CPA
January 21, 1997

                          INDEPENDENT AUDITORS' REPORT

Managers
Priority Title Company of Houston, L.L.C.

        We have audited the Statement of Assets and Liabilities of Trust (Escrow) Fund Accounts as of December 31, 1997, prepared from the accounts maintained in your office at 1980 Post Oak Boulevard, Houston, Texas.

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

        In our opinion, the Statement of Assets and Liabilities of Trust (Escrow) Fund Accounts referred to above presents fairly, in all material respects, the assets and liabilities of such accounts handled by Priority Title Company of Houston, L.L.C. as of December 31, 1997, in conformity with generally accepted accounting principles.

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

/s/ GRATZER, CLEM & COMPANY, P.C.
Gratzer, Clem & Company, P.C.
Certified Public Accountants
January 15, 1998
                                      -22-

                          INDEPENDENT AUDITORS' REPORT

Managers
Priority Title Company of Houston, L.L.C.

I have audited the Statement of Assets and Liabilities of Trust (Escrow) Fund Accounts as of December 31, 1996, prepared from the accounts maintained in your office at 1980 Post Oak Boulevard, Houston, Texas.

The financial statement is the responsibility of the company's management. My responsibility is to express an opinion on this financial statement based on my audit. I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement. An audit also includes assessing the accounting principles used and significant estimates made my management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the statement of Assets and Liabilities of Trust (Escrow) Fund Accounts referred to above presents fairly, in all material respects, the assets and liabilities of such accounts handled by Priority Title Company of Houston, L.L.C. as of December 31, 1996, in conformity with generally accepted accounting principles.

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


/s/ GINNY SANDERS MAY, CPA
January 21, 1997

                        INDEPENDENT AUDITORS' REPORT

Managers
Premier Title Company of Houston, L.L.C.

        We have audited the Statement of Assets and Liabilities of Trust (Escrow) Fund Accounts as of December 31, 1997, prepared from the accounts maintained in your office at 1980 Post Oak Boulevard, Houston, Texas.

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

        In our opinion, the Statement of Assets and Liabilities of Trust (Escrow) Fund Accounts referred to above presents fairly, in all material respects, the assets and liabilities of such accounts handled by Premier Title Company of Houston, L.L.C. as of December 31, 1997, in conformity with generally accepted accounting principles.

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


/s/ GRATZER, CLEM & COMPANY, P.C.
Gratzer, Clem & Company, P.C.
Certified Public Accountants
January 16, 1998

                        INDEPENDENT AUDITORS' REPORT

Managers
MHI Title Company of Houston, L.L.C.

        We have audited the Statement of Assets and Liabilities of Trust (Escrow) Fund Accounts as of December 31, 1997, prepared from the accounts maintained in your office at 1980 Post Oak Boulevard, Houston, Texas.

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

        In our opinion, the Statement of Assets and Liabilities of Trust (Escrow) Fund Accounts referred to above presents fairly, in all material respects, the assets and liabilities of such accounts handled by MHI Title Company of Houston, L.L.C. as of December 31, 1997, in conformity with generally accepted accounting principles.

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

/s/ GRATZER, CLEM & COMPANY, P.C.
Gratzer, Clem & Company, P.C.
Certified Public Accountants
January 16, 1998

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Stewart Title Company - Beaumont Division
Beaumont, Texas 77706

We have audited the Statement of Assets and Liabilities of Trust (Escrow) Fund Accounts as of December 31, 1997, prepared from the accounts maintained at your office at 2390 N. Dowlen Road, Beaumont, Texas.

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

In our opinion, the Statement of Assets and Liabilities of Trust (Escrow) Fund Accounts referred to above presents fairly, in all material respects, the assets and liabilities of such accounts handled by Stewart Title Company - Beaumont Division, as of December 31, 1997, in conformity with generally accepted accounting principles.

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

RTE/rh

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors
Stewart Title Company
Houston, Texas

I have examined the statements of assets and liabilities of trust (escrow) fund accounts as of December 31, 1997 and 1996, prepared from the accounts maintained at your office in San Antonio, Texas.

My examination, which was limited to such accounts, was made in accordance with generally accepted auditing standards, and accordingly included such tests of the accounting records and such other auditing procedures as I considered necessary in the circumstances.

In my opinion, the aforementioned statements of assets and liabilities of trust (escrow) fund accounts (not separately presented herein) present fairly the assets and liabilities of such accounts handled by the San Antonio Division of Stewart Title Company, as of December 31, 1997 and 1996, in accordance with generally accepted accounting principles, applied on a consistent basis.


                                     /s/ JIM S. WALKER
                                     ---------------------------
                                     Jim S. Walker
                                     Certified Public Accountant


Beaumont, Texas
January 20, 1998

                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
Stewart Title Company
Amarillo, Texas District Office

We have audited the accompanying Statement of Assets and Liabilities of Trust (Escrow) Fund Accounts as of December 31, 1997, prepared from the accounts maintained at your office at Amarillo, Texas. This financial statement is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement based on our audit.

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

Our audit has been made for the purpose of forming an opinion on the basis financial statement taken as a whole. The supplemental information contained in Exhibits C through F, inclusive, and Exhibit H of this report are presented as additional information and is not a required part of the basic financial statement. Such information has been subjected to the audit procedures applied in the audit of the basic Statement of Assets and Liabilities, and is fairly stated in all material respects in relation to the basic Statement of Assets and Liabilities, taken as a whole.



/s/ DOSHIER, PICKENS & FRANCIS, P.C.
DOSHIER, PICKENS, & FRANCIS, P.C.

January 16, 1998

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
Stewart Title of Corpus Christi, Inc.
Corpus Christi, Texas


We have audited the Statements of Assets and Liabilities of Trust (Escrow] Fund Accounts as of December 31, 1997 and 1996, prepared from the accounts maintained at your office at Corpus Christi, Texas. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit of the financial statements provides a reasonable basis for our opinion.

In our opinion, the Statements of Assets and Liabilities of Trust [Escrow] Fund Accounts referred to above presents fairly, in all material respects, the assets and liabilities of such accounts handled by Stewart Title of Corpus Christi, Inc., as of December 31, 1997 and 1996, in conformity with generally accepted accounting principles.

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

/s/ FANCHER AND COMPANY
FANCHER AND COMPANY

January 22, 1998

                        REPORT OF INDEPENDENT ACCOUNTANT



Board of Directors
Stewart Title of Lubbock, Inc,
7802 Indiana Avenue
Lubbock, Texas 79423



I have audited the accompanying Statement of Assets and Liabilities of Trust (Escrow) Accounts as of December 31, 1997 and 1996, prepared from the accounts maintained at your office at 7802 Indiana Avenue, Lubbock, Texas 79423.

These financial statements are the responsibility of the company's management. My responsibility is to express an opinion of these financial statements based on my audits. I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provides a reasonable basis for my opinions,

In my opinion, the Statement of Assets and Liabilities of Trust (Escrow) Fund Accounts referred to above present fairly, in all material respects, the assets and liabilities of such escrow accounts handled by Stewart Title of Lubbock, Inc., as of December 31, 1997, and 1996 in conformity with generally accepted accounting principles.

My audits have been made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information contained in Exhibit C through F, inclusive, and Exhibit H of these reports, is presented as additional information and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the examination of the basic Statement of Assets and Liabilities, and is fairly stated in all material respects in relation to the basic statements of assets and liabilities taken as a whole,




                                                        /s/ JESUS YEPEZ CPA
                                                            Jesus Yepez
                                                    Certified Public Accountant

Lubbock, Texas
January 29, 1998

                        REPORT OF INDEPENDENT ACCOUNTANT

Board of Directors
Stewart Title Guaranty Company
Houston, Texas

We have audited the Statement of Assets and Liabilities of Trust (Escrow) Fund Accounts as of December 31, 1997 and 1996, prepared from the accounts maintained at your office at 2401 Moores Lane, Texarkana, Texas.

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

In our opinion, the Statements of Assets and Liabilities of Trust (Escrow) Fund Accounts referred to above present fairly, in all material respects, the assets and liabilities of such accounts handled by Stewart Title of Texarkana as of December 31, 1997 and 1996, in conformity with generally accepted accounting principles.

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



/s/ WILLIAMS & PEARCY
Williams & Pearcy, P.C.
January 19, 1998

                          INDEPENDENT AUDITOR'S REPORT


Stewart Title Company of Rockport, Inc.
Rockport, Texas

We have audited the Statement of Assets and Liabilities of Trust (Escrow) Fund Accounts as of December 31, 1997 prepared from the accounts maintained at your office at Rockport, Texas.

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

In our opinion, the Statement of Assets and Liabilities of Trust (Escrow) Fund Accounts referred to above presents fairly, in all material respects, the assets and liabilities of such accounts handled by Stewart Title Company of Rockport, Inc. as of December 31, 1997, in conformity with generally accepted accounting principles.

Our audit has been made for the purpose of forming an opinion on the basic financial statement taken as a whole. The supplemental information contained in Exhibits C through H, inclusive and Form T-19, of this report are presented as additional information and is not a required part of the basic financial statement. Such information has been subjected to the audit procedures applied in the examination of the basic statement of assets and liabilities, and is fairly stated in all material respects in relation to the basic statement of assets and liabilities, taken as a whole.


/s/ FLUSCHE, VAN BEVEREN, KILGORE, P.C.
FLUSCHE, VAN BEVEREN, KILGORE, P.C.
Corpus Christi, Texas
February 3, 1998

                          INDEPENDENT AUDITOR'S REPORT


Stewart Title of San Patricio County, Inc.
Portland, Texas




We have audited the Statement of Assets and Liabilities of Trust (Escrow) Fund Accounts as of December 31, 1997 prepared from the accounts maintained at your office at Portland, Texas.

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

In our opinion, the Statement of Assets and Liabilities of Trust (Escrow) Fund Accounts referred to above presents fairly, in all material respects, the assets and liabilities of such accounts handled by Stewart Title of San Patricio County, Inc. as of December 31, 1997, in conformity with generally accepted accounting principles.

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


/s/ FLUSCHE, VAN BEVEREN, KILGORE, P.C.
FLUSCHE, VAN BEVEREN, KILGORE, P.C.
Corpus Christi, Texas
February 17, 1998

To: Stewart Title Company - Galveston
    Galveston, Texas


    We have audited the Statement of Assets and Liabilities of Trust (Escrow) Fund Accounts of Stewart Title Company - Galveston as of December 31, 1997, prepared from the accounts maintained at your office at Galveston, Texas. This financial statement is the responsibility of the company's management. Our responsibility is to express an opinion on this financial statement based on our audit.

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

    The financial statement does not disclose significant accounting policies used by the company and other disclosures ordinarily included as part of the financial statement because the financial statement has been prepared to comply with regulatory requirements which do not include such disclosures. In our opinion, disclosure of the information is required to conform with generally accepted accounting principles.

    In our opinion, the Statement of Assets and Liabilities of Trust (Escrow) Fund Accounts referred to above presents fairly, in all material respects, the assets and liabilities of such accounts handled by Stewart Title Company - Galveston, as of December 31, 1997, in conformity with generally accepted accounting principles.

    Our audit has been made for the purpose of forming an opinion on the basic financial statement taken as a whole. The supplemental information contained in Exhibits C through F, inclusive, and Exhibit H of this report is presented as additional information and is not a required part of the basic financial statement. Such information has been subjected to the audit procedures applied in the examination of the basic statement of assets and liabilities, and is fairly stated in all material respects in relation to the basic statement of assets and liabilities taken as a whole, except for omission of the information discussed in the paragraph above,

                                                               January 14, 1998
/s/ AARONSON, WHITE & COMPANY
Aaronson, White & Company
16010 Barker's Point Lane
Suite 175
Houston, Texas 77079

To: Stewart Title of Montgomery County, Inc.
    The Woodlands, Texas



    We have audited the Statement of Assets and Liabilities of Trust (Escrow) Fund Accounts of Stewart Title of Montgomery County, Inc. as of December 31, 1997, prepared from the accounts maintained at your office at The Woodlands, Texas. This financial statement is the responsibility of the company's management. Our responsibility is to express an opinion on this financial statement based on our audit.

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

    The financial statement does not disclose significant accounting policies used by the company and other disclosures ordinarily included as part of the financial statement because the financial statement has been prepared to comply with regulatory requirements which do not include such disclosures. In our opinion, disclosure of the information is required to conform with generally accepted accounting principles.

    In our opinion, the Statement of Assets and Liabilities of Trust (Escrow) Fund Accounts referred to above presents fairly, in all material respects, the assets and liabilities of such accounts handled by Stewart Title of Montgomery County, Inc., as of December 31, 1997, in conformity with generally accepted accounting principles.

    Our audit has been made for the purpose of forming an opinion on the basic financial statement taken as a whole. The supplemental information contained in Exhibits C through F, inclusive, and Exhibit H of this report is presented as additional information and is not a required part of the basic financial statement. Such information has been subjected to the audit procedures applied in the examination of the basic statement of assets and liabilities, and is fairly stated in all material respects in relation to the basic statement of assets and liabilities taken as a whole, except for omission of the information discussed in the paragraph above.

                                                                January 14, 1998
/s/ AARONSON, WHITE & COMPANY
Aaronson, White & Company
16010 Barker's Point Lane
Suite 175
Houston, Texas 77079

                        REPORT OF INDEPENDENT ACCOUNTANTS

To: Stewart Title Company  Fort Bend
    Sugar Land, Texas

    We have audited the Statement of Assets and Liabilities of Trust (Escrow) Fund Accounts of Stewart Title Company - Fort Bend as of December 31, 1997 and 1996, prepared from the accounts maintained at your office at Sugar Land, Texas. Our responsibility is to express an opinion on this financial statement based on our audit.

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

    The financial statement does not disclose significant accounting policies used by the company and other disclosures ordinarily included as part of the financial statement because the financial statement has been prepared to comply with regulatory requirements which do not include such disclosures. In our opinion, disclosure of the information is required to conform with generally accepted accounting principles.

    In our opinion, the Statement of Assets and Liabilities of Trust (Escrow) Fund Accounts referred to above presents fairly, in all material respects, the assets and liabilities of such accounts handled by Stewart Title Company - Fort Bend, as of December 31, 1997 and 1996, in conformity with generally accepted accounting principles.

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

                                                                January 19, 1998
/s/ AARONSON, WHITE & COMPANY
Aaronson, White & Company
16010 Barker's Point Lane
Suite 175
Houston, Texas 77079

To: Stewart Title Austin, Inc.
    Austin, Texas


    We have audited the Statement of Assets and Liabilities of Trust (Escrow) Fund Accounts of Stewart Title Austin, Inc. as of December 31, 1997, prepared from the accounts maintained at your office at Austin, Texas, This financial statement is the responsibility of the company's management. Our responsibility is to express an opinion on this financial statement based on our audit.

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

    The financial statement does not disclose significant accounting policies used by the company and other disclosures ordinarily included as part of the financial statement because the financial statement has been prepared to comply with regulatory requirements which do not include such disclosures. In our opinion, disclosure of the information is required to conform with generally accepted accounting principles.

    In our opinion, the Statement of Assets and Liabilities of Trust (Escrow) Fund Accounts referred to above presents fairly, in all material respects, the assets and liabilities of such accounts handled by Stewart Title Austin, Inc., as of December 31, 1997, in conformity with generally accepted accounting principles.

    Our audit has been made for the purpose of forming an opinion on the basic financial statement taken as a whole. The supplemental information contained in Exhibits C through F, inclusive, and Exhibit H of this report is presented as additional information and is not a required part of the basic financial statement. Such Information has been subjected to the audit procedures applied in the examination of the basic statement of assets and liabilities, and is fairly stated in all material respects in relation to the basic statement of assets and liabilities taken as a whole, except for omission of the information discussed in the paragraph above.


                                                                January 20, 1998


/s/ AARONSON, WHITE & COMPANY
Aaronson, White & Company
16010 Barker's Point Lane
Suite 175
Houston, Texas 77079

To: Pacific Title, L.C.
    Sugar Land, Texas


    We have audited the Statement of Assets and Liabilities of Trust (Escrow) Fund Accounts of Pacific Title, L.C. as of December 31, 1997, prepared from the accounts maintained at your office at Sugar Land, Texas, This financial statement is the responsibility of the company's management. Our responsibility is to express an opinion on this financial statement based on our audit.

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

    The financial statement does not disclose significant accounting policies used by the company and other disclosures ordinarily included as part of the financial statement because the financial statement has been prepared to comply with regulatory requirements which do not include such disclosures. In our opinion, disclosure of the information is required to conform with generally accepted accounting principles.

    In our opinion, the Statement of Assets and Liabilities of Trust (Escrow) Fund Accounts referred to above presents fairly, in all material respects, the assets and liabilities of such accounts handled by Pacific Title, L.C., as of December 31, 1997, in conformity with generally accepted accounting principles.

    Our audit has been made for the purpose of forming an opinion on the basic financial statement taken as a whole. The supplemental information contained in Exhibits C through F, inclusive, and Exhibit H of this report is presented as additional information and is not a required part of the basic financial statement. Such information has been subjected to the audit procedures applied in the examination of the basic statement of assets and liabilities, and is fairly stated in all material respects in relation to the basic statement of assets and liabilities taken as a whole, except for omission of the information discussed in the paragraph above.

                                                                January 19, 1998
/s/ AARONSON, WHITE & COMPANY
Aaronson, White & Company
16010 Barker's Point Lane
Suite 175
Houston, Texas 77079

To: Stewart Title of Eagle Pass, Inc. d/b/a Title Guaranty
    Eagle Pass, Texas


    We have audited the Statement of Assets and Liabilities of Trust (Escrow) Fund Accounts of Stewart Title of Eagle Pass, Inc, d/b/a Title Guaranty as of December 31, 1997, prepared from the accounts maintained at your office at Eagle Pass, Texas. This financial statement is the responsibility of the company's management. Our responsibility is to express an opinion on this financial statement based on our audit.

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

    The financial statement does not disclose significant accounting policies used by the company and other disclosures ordinarily included as part of the financial statement because the financial statement has been prepared to comply with regulatory requirements which do not include such disclosures. In our opinion, disclosure of the information is required to conform with generally accepted accounting principles.

    In our opinion, the Statement of Assets and Liabilities of Trust (Escrow) Fund Accounts referred to above presents fairly, in all material respects, the assets and liabilities of such accounts handled by Stewart Title of Eagle Pass, Inc, d/b/a Title Guaranty, as of December 31, 1997, in conformity with generally accepted accounting principles.

    Our audit has been made for the purpose of forming an opinion on the basic financial statement taken as a whole. The supplemental information contained in Exhibits C through F, inclusive, and Exhibit H of this report is presented as additional information and is not a required part of the basic financial statement. Such information has been subjected to the audit procedures applied in the examination of the basic statement of assets and liabilities, and is fairly stated in all material respects in relation to the basic statement of assets and liabilities taken as a whole, except for omission of the information discussed in the paragraph above.

                                                                January 16, 1998

/s/ AARONSON, WHITE & COMPANY
Aaronson, White & Company
16010 Barker's Point Lane
Suite 175
Houston, Texas 77079

                                                                     SCHEDULE II


                    STEWART INFORMATION SERVICES CORPORATION
                                (PARENT COMPANY)

                    INCOME AND RETAINED EARNINGS INFORMATION



                                                                         Year Ended December 31,
                                                                 ---------------------------------------
                                                                   1997           1996           1995
                                                                 ---------      ---------      ---------
                                                                             (In thousands)

Revenues
   Investment income .......................................     $     701      $     439      $     224
   Other income ............................................             3             --             12
                                                                 ---------      ---------      ---------
                                                                       704            439            236

Expenses
   Employee costs ..........................................           201            163            211
   Other operating expenses ................................         2,098          1,515          1,634
   Depreciation and amortization ...........................            90            100            101
                                                                 ---------      ---------      ---------
                                                                     2,389          1,778          1,946

Loss before taxes and equity in earnings of investees ......        (1,685)        (1,339)        (1,710)
Income taxes (benefit) .....................................          (502)          (458)          (592)
Equity in earnings of investees ............................        16,471         15,318          8,125
                                                                 ---------      ---------      ---------

Net income .................................................        15,288         14,437          7,007

Retained earnings at beginning of year .....................       131,496        118,547        112,754
Cash dividends on Common Stock ($.26, $.24 and $.21 per
    share) .................................................        (1,644)        (1,488)        (1,214)

Retained earnings at end of year ...........................       145,140      $ 131,496      $ 118,547
                                                                   =======      =========      =========






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

                                                                     SCHEDULE II
                                                                     (CONTINUED)

                    STEWART INFORMATION SERVICES CORPORATION
                                (PARENT COMPANY)

                            BALANCE SHEET INFORMATION


                                                                                        December 31,
                                                                                   ------------------------
                                                                                     1997           1996
                                                                                   ---------      ---------
                                                                                        (In thousands)
Assets
   Cash and cash equivalents .................................................     $      13      $     100
                                                                                   ---------      ---------

   Short-term investments ....................................................         9,001         10,620
                                                                                   ---------      ---------

   Receivables:
     Notes, including $7,324 and $6,960 from affiliates ......................         7,435          7,094
     Other, including $7,543 and $3,863 from affiliates ......................        10,522          6,140
     Less allowance for uncollectible amounts ................................           (20)           (20)
                                                                                   ---------      ---------
                                                                                      17,937         13,214

   Furniture and equipment at cost ...........................................           183            167
   Less accumulated depreciation .............................................           (95)           (85)
                                                                                   ---------      ---------
                                                                                          88             82

   Title plants, at cost .....................................................            48             48
   Investments in investees ..................................................       182,754        168,243
   Other assets ..............................................................         3,482          3,168
                                                                                   ---------      ---------
                                                                                   $ 213,323      $ 195,475
                                                                                   =========      =========

Liabilities
   Payables:
     Notes, including $ - and $ - from affiliates ............................     $     685            580
     Accounts payable and accrued liabilities ................................         3,134          3,905

Contingent liabilities and commitments

Stockholders' equity
   Common - $1 par, authorized 15,000,000 issued and outstanding 6,381,046 and
      6,216,441 ..............................................................         6,381          6,216
   Class B Common - $1 par, authorized 1,500,000 and outstanding 525,006 .....           525            525
   Additional paid-in-capital ................................................        52,922         50,833
   Net unrealized investment gains, net of  deferred taxes ...................         4,536          1,920
   Retained earnings (1) .....................................................       145,140        131,496
                                                                                   ---------      ---------
          Total stockholders' equity ($30.34 and $28.33 per share) ...........       209,504        190,990
                                                                                   ---------      ---------
                                                                                   $ 213,323      $ 195,475
                                                                                   =========      =========


(1) Includes undistributed earnings of subsidiaries of $142,596 in 1997 and $130,708 in 1996.

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

                                                                     SCHEDULE II
                                                                     (CONTINUED)

                    STEWART INFORMATION SERVICES CORPORATION
                                (PARENT COMPANY)

                             CASH FLOWS INFORMATION

                                                                      Year Ended December 31,
                                                                ------------------------------------
                                                                  1997          1996          1995
                                                                --------      --------      --------
                                                                           (In thousands)

Cash flow from operating activities (Note) ................     $     38      $  7,033      $  1,169

Cash flow from investing activities:
   Proceeds from investments sold .........................        1,619            --           147
   Purchases of investments, excluding mortgage loans .....           --        (6,247)           --
   Increases in mortgages and other notes receivable ......         (364)          (70)         (262)
   Collections on mortgages and other notes receivable ....           23           227            31
                                                                --------      --------      --------
Cash provided (used) by investing activities ..............        1,278        (6,090)          (85)
                                                                --------      --------      --------

Cash flow from financing activities:
   Dividends paid .........................................       (1,644)       (1,488)       (1,214)
   Proceeds of notes payable ..............................          106           610            --
   Payments on notes payable ..............................           --           (30)           --
   Proceeds from issuance of stock ........................          135            11            --
                                                                --------      --------      --------
Cash used by financing activities .........................       (1,403)         (897)       (1,214)
                                                                --------      --------      --------

(Decrease) increase in cash and cash equivalents ..........     $    (87)     $     46      $   (130)
                                                                ========      ========      ========

Note:  Reconciliation of net income to the above amounts:
   Net income .............................................     $ 15,288      $ 14,437      $  7,007
   Add (deduct):
      Depreciation and amortization .......................           90           100           101
      Provision for uncollectible amounts - net ...........           --            20            64
      Increase in accounts receivable - net ...............       (3,267)       (3,207)       (1,326)
      Increase (decrease) in accounts payable and accrued
         liabilities - net ................................          671           264        (2,668)
      Equity in net earnings of investees .................      (16,471)      (15,318)       (8,125)
      Dividends received from unconsolidated subsidiaries .        4,583        11,090         5,650
      Other - net .........................................         (856)         (353)          466
                                                                --------      --------      --------
Cash provided by operating activities .....................     $     38      $  7,033      $  1,169
                                                                ========      ========      ========


Supplemental information:
     Income taxes paid ....................................           --            --            --
     Interest paid ........................................           --            --            --



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

     Total dividends received from unconsolidated subsidiaries for 1997, 1996 and 1995 were $9,633,000, $8,583,000, and $9,390,000, respectively.

                                                                      SCHEDULE V

            STEWART INFORMATION SERVICES CORPORATION AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

                                DECEMBER 31, 1997

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

Stewart Information Services
   Corporation and subsidiaries:


Year ended December 31, 1995:
  Estimated title losses .........    $134,316,436   $29,590,891        -          $25,594,793  (A)     $138,312,534
  Allowance for uncollectible
   amounts .......................       6,123,049     1,333,744        -              957,846  (B)        6,498,947

Year ended December 31, 1996:
  Estimated title losses .........     138,312,534    33,829,851        -           21,810,822  (A)      150,331,563
  Allowance for uncollectible
     amounts .....................       6,498,947     1,575,000        -            1,404,356  (B)        6,669,591

Year ended December 31, 1997:
  Estimated title losses..........     150,331,563    29,794,444        -           23,334,625  (A)      156,791,382
  Allowance for uncollectible
     amounts......................       6,669,591     1,596,000        -            2,713,742  (B)        5,551,849


Stewart Information Services
   Corporation - Parent:


Year ended December 31, 1995:
 Allowance for uncollectible                $8,198       $64,382        -              $72,580  (C)                -
amounts

Year ended December 31, 1996:
 Allowance for uncollectible                     -        20,000  -                          -                20,000
amounts

Year ended December 31, 1997:
 Allowance for uncollectible amounts        20,000             -        -                    -                20,000

(A) Represents payments of policy losses and loss adjustment expenses during the year, less salvage collections.
(B)  Represents uncollectible accounts written off.
(C) Represents an adjustment to accounts receivable previously reserved and current year write-off of uncollected accounts.

                                INDEX TO EXHIBITS





Exhibit
-------
3.1      - Certificate of Incorporation of the Registrant, as amended April 30,
           1993

3.2      - By-laws of the Registrant

4        - Rights of Common and Class B Common Stockholders (incorporated by reference to Exhibits 3.1 and 3.2 hereto)

10.1     - Summary of agreements as to payment of bonuses to certain executive officers

10.2     - Deferred Compensation Agreements dated March 10, 1986, amended July
           24, 1990 and October 30, 1992, between the Registrant and certain executive officers.

13       - Annual Report to Stockholders for 1997 (the financial text of the annual report incorporated herein by reference in Item 6 of Part II of this report)

21       - Subsidiaries of the Registrant

23       - Consents of Independent Certified Public Accountants, including consents of incorporation by reference of their reports to previously filed Securities Act registration statements.

27       - Financial Data Schedule