Form 10-Q
period 1998-03-31
STEWART INFORMATION SERVICES CORP
filed 1998-04-30
CIK 94344

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549




(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended March 31, 1998



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
(Former name,former address and former fiscal year,if changed since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                              Common             6,424,126
                      Class B Common               525,006

                                    FORM 10-Q
                                QUARTERLY REPORT
                          Quarter Ended March 31, 1998





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

                    STEWART INFORMATION SERVICES CORPORATION

                       CONSOLIDATED STATEMENTS OF EARNINGS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 1998 and 1997







                                                                       THREE MONTHS ENDED
                                                                      --------------------
                                                                       MAR 31      MAR 31
                                                                        1998        1997
                                                                      --------    --------

                                                                          ($000 Omitted)

Revenues
    Title premiums, fees and other revenues                            180,984    135,190
    Real estate information services                                    11,716      6,893
    Investment income                                                    4,274      3,727
    Investment gains - net                                                  68        156
                                                                      --------    -------
                                                                       197,042    145,966

Expenses
    Amounts retained by agents                                          85,910     69,212
    Employee costs                                                      55,074     43,294
    Other operating expenses                                            29,812     23,507
    Title losses and related claims                                      8,215      6,559
    Depreciation and amortization                                        3,270      2,776
    Interest                                                               387        253
    Minority interests                                                     902        267
                                                                      --------    -------
                                                                       183,570    145,868
                                                                       --------   -------

Earnings before taxes                                                   13,472         98
Income taxes                                                             4,847         34
                                                                      --------    -------

Net earnings                                                             8,625         64
                                                                      ========    =======



Average number of shares outstanding (000)                               7,015      6,837
Earnings per share - diluted                                              1.23       0.01
                                                                      ========    =======

Comprehensive earnings:
Net earnings                                                             8,625         64
Changes in unrealized investment gains, net of tax                        (628)     2,616
                                                                      --------    -------
Comprehensive earnings                                                   7,997      2,680
                                                                      ========    =======



                    STEWART INFORMATION SERVICES CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1998 AND DECEMBER 31, 1997




                                                                       MAR 31        DEC 31
                                                                        1998          1997
                                                                     ----------    ----------
                                                                          ($000 Omitted)

      Assets
          Cash and cash equivalents                                     27,427        30,391
          Short-term investments                                        36,409        35,761
          Investments - statutory reserve funds                        140,346       138,462
          Investments - other                                           78,927        71,044
          Receivables                                                   36,393        31,868
          Property and equipment                                        31,134        30,415
          Title plants                                                  22,573        21,778
          Goodwill                                                      19,335        18,427
          Deferred income taxes                                         15,116        15,632
          Other                                                         24,366        23,913
                                                                    ----------    ----------

                                                                       432,026       417,691
                                                                    ==========    ==========



      Liabilities
          Notes payable                                                 21,462        19,087
          Accounts payable and accrued liabilities                      26,441        27,917
          Estimated title losses                                       162,176       156,791
          Minority interests                                             4,762         4,392

      Contingent liabilities and commitments

      Stockholders' equity
          Common and Class B Common Stock and
            additional paid-in capital                                  59,961        59,828
          Retained earnings                                            153,316       145,140
          Other comprehensive earnings                                   3,908         4,536
                                                                    ----------   -----------
            Total stockholders' equity ($31.31 per share at
              March 31, 1998)                                          217,185       209,504
                                                                    ----------   -----------
                                                                       432,026       417,691
                                                                    ==========   ===========




                    STEWART INFORMATION SERVICES CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997



                                                                          THREE MONTHS ENDED
                                                                          --------------------
                                                                           MAR 31      MAR 31
                                                                            1998        1997
                                                                          --------    --------
                                                                             ($000 Omitted)




    Cash provided (used) by operating activities (Note)                    11,495       (1,998)


    Investing activities:
         Purchases of property and equipment and title plants - net        (4,126)      (2,189)
         Proceeds from investments matured and sold                        16,900       22,887
         Purchases of investments                                         (28,214)     (18,368)
         Increases in notes receivable                                     (1,100)        (506)
         Collections on notes receivable                                      517          174
         Proceeds from issuance of stock                                      354           36
         Cash (paid)received for the acquisition of subsidiaries - net       (743)          26
                                                                       ----------    ---------
    Cash (used) provided by investing activities                          (16,412)       2,060


    Financing activities:
         Dividends paid                                                      (449)        (377)
         Proceeds of notes payable                                          3,498        1,849
         Payments on notes payable                                         (1,096)      (1,322)
                                                                       ----------    ---------
    Cash provided by financing activities                                   1,953          150
                                                                       ----------    ---------

    (Decrease) increase in cash and cash equivalents                       (2,964)         212
                                                                       ==========   ==========





     NOTE:  Reconciliation of net earnings to the above amounts -

     Net earnings                                                           8,625           64
     Add (deduct):
           Depreciation and amortization                                    3,270        2,796
           Provision for title losses in excess of (less than) payments     4,265         (521)
           Provision for uncollectible amounts - net                         (508)         176
           (Increase)decrease in accounts receivable - net                 (2,889)         969
           Decrease in accounts payable and accrued liabilities - net        (637)      (5,005)
           Minority interest expense                                          902          267
           Equity in net earnings of investees                               (320)          11
           Realized investment gains - net                                    (68)        (156)
           Other, net                                                      (1,145)        (599)
                                                                       ----------    ---------

     Cash provided (used) by operating activities                          11,495       (1,998)
                                                                       ==========    =========


                    STEWART INFORMATION SERVICES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS








Note 1:   Interim Financial Statements

The financial information contained in this report for the three month periods ended March 31, 1998 and 1997, and as at March 31, 1998, is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of this information for all unaudited periods, consisting only of normal recurring accruals, have been made. The results of operations for the interim periods are not necessarily indicative of results for a full year.

Certain amounts in the 1997 consolidated financial statements have been reclassified for comparative purposes. Net earnings, as previously reported, were not affected.

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

FIRST QUARTER COMPARISON

A comparison of the results of operations of the Company for the first three months of 1998 with the first three months of 1997 follows.

REVENUES

Revenues from title premiums and fees increased $45.8 million, or 33.9%, from a year ago. Mortgage interest rates were lower in the early part of 1998 than in the same period a year ago, increasing real estate transactions. Refinancing transactions, in particular, were higher in 1998.

The number of closings handled by the Company increased 49.9%. Closings increased in California, Texas, Colorado and most other states. The average revenue per closing decreased slightly in 1998 due, in part, to a larger number of refinancings with their lower premiums. Increases in commercial transactions and revenues from agents contributed to higher revenues in 1998.

Real estate information revenues were $11.7 million in 1998 and $6.9 million in 1997. The increase was primarily due to a significant number of new businesses started in 1997.

Investment income increased 14.7% in 1998 due to an increase in the average balances invested and the increased yield on the balances.

EXPENSES

Amounts retained by agents increased $16.7 million, or 24.1%, over the comparable period in 1997. The percentage of retention by agents to the amounts of revenues from agents was 80.0% and 80.4% for the three months ended March 31, 1998 and March 31, 1997, respectively.

Employee expenses increased $11.8 million, or 27.2%, in 1998 primarily because of a higher average number of employees during the first quarter of 1998 compared to a year ago and increased average rates of compensation.

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

Other operating expenses increased by $6.3 million, or 26.8%, primarily because of the increase in transaction volume. Expenses that increased include appraisal fees, business promotion, expenses of new offices, rent and travel. Other operating expenses also include premium taxes, supplies, search fees, policy forms, delivery costs, title plant expenses and telephone. Most of these expenses follow, to varying degrees, the changes in transaction volume and revenues.

Provisions for title losses and related claims were up $1.7 million, or 25.2% in 1998. As a percentage of title premiums, fees and related revenues, the provision in the first quarter of 1998 decreased to 4.5% versus 4.9% in the first quarter of 1997. The provision for the year 1997 was 4.5 percent.

The provision for income taxes represented effective tax rates of 36% and 35% in 1998 and 1997, respectively.

YEAR 2000 ISSUE

Currently, significant attention is being given by companies to the problem of how their computer operations may be adversely affected by the rollover of the calendar to the year 2000. The Company has taken steps to make software programs substantially compliant with the upcoming demands of the change. The Company is testing and reviewing the electronic data transfers conducted with business partners. The Company expects to substantially complete its work in this area in 1998. The related costs are being expensed as incurred and additional costs are expected to be insignificant.

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




  Item 6.  Exhibits and Reports on Form 8-K


      (a)  Index to exhibits


      (b) There were no reports on Form 8-K filed during the quarter ended March 31, 1998.

ITEM 1. LEGAL PROCEEDINGS


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






  April 30, 1998
----------------
    Date






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