Form 10-Q
period 1998-06-30
STEWART INFORMATION SERVICES CORP
filed 1998-08-10
CIK 94344

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549




(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended June 30, 1998



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
(Former name,former address and former fiscal year,if changed since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                              Common          6,483,555
                      Class B Common            525,006

                                    FORM 10-Q
                                QUARTERLY REPORT
                           Quarter Ended June 30, 1998





                                TABLE OF CONTENTS





Item No.                                                                  Page
--------                                                                  ----

                                     Part I


  1.             Financial Statements                                       1

  2.             Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                        5





                                    Part II


  1.             Legal Proceedings                                          9

  6.             Exhibits and Reports on Form 8-K                           8


                 Signature                                                 10

                              STEWART INFORMATION SERVICES CORPORATION

                                 CONSOLIDATED STATEMENTS OF EARNINGS
                                FOR THE QUARTERS AND SIX MONTHS ENDED
                                       JUNE 30, 1998 and 1997






                                                   SECOND QUARTER                 SIX MONTHS
                                                --------------------         -------------------

                                                  1998       1997              1998        1997
                                                ---------  ---------         --------    -------

                                                    ($000 Omitted)             ($000 Omitted)


Revenues
    Title premiums, fees and other revenues       218,543    162,408          399,527    297,598
    Real estate information services               12,131      7,712           23,847     14,605
    Investment income                               4,502      3,861            8,776      7,588
    Investment gains - net                            263         25              331        181
                                                ---------   --------         --------    -------
                                                  235,439    174,006          432,481    319,972

Expenses
    Amounts retained by agents                    103,781     81,963          189,691    151,175
    Employee costs                                 63,172     44,219          118,245     87,513
    Other operating expenses                       34,669     27,849           64,482     51,356
    Title losses and related claims                10,024      7,544           18,239     14,103
    Depreciation and amortization                   3,591      2,843            6,861      5,619
    Interest                                          396        313              783        566
    Minority interests                              1,527        643            2,429        910
                                                ---------   --------         --------    -------
                                                217,160      165,374          400,730    311,242
                                                ---------   --------         --------    -------

Earnings before taxes                              18,279      8,632           31,751      8,730
Income taxes                                        7,021      3,104           11,868      3,138
                                                ---------   --------         --------    -------

Net earnings                                       11,258      5,528           19,883      5,592
                                                =========   ========         ========    =======



Average number of shares outstanding (000)          7,064      6,860            7,042      6,848

Earnings per share - diluted                         1.59       0.81             2.82       0.82
                                                =========  =========         ========    =======

Comprehensive earnings:
Net earnings                                       11,258      5,528           19,883      5,592
Changes in unrealized investment gains,
   net of tax                                          17      1,853             (611)      (744)
                                                ---------   --------         --------    -------
Comprehensive earnings                             11,275      7,381            19,272     4,848
                                                =========  =========          ========   =======




                              STEWART INFORMATION SERVICES CORPORATION

                                     CONSOLIDATED BALANCE SHEETS
                                 JUNE 30, 1998 AND DECEMBER 31, 1997





                                                                      JUNE 30       DEC 31
                                                                       1998          1997
                                                                    ----------    ----------
                                                                          ($000 Omitted)

      Assets
          Cash and cash equivalents                                     35,764        30,391
          Short-term investments                                        48,525        35,761
          Investments - statutory reserve funds                        141,621       138,462
          Investments - other                                           75,585        71,044
          Receivables                                                   36,533        31,868
          Property and equipment                                        31,843        30,415
          Title plants                                                  23,215        21,778
          Goodwill                                                      18,637        18,427
          Deferred income taxes                                         15,818        15,632
          Other                                                         23,309        23,913
                                                                    ----------    ----------

                                                                       450,850       417,691
                                                                    ==========    ==========



      Liabilities
          Notes payable                                                 19,576        19,087
          Accounts payable and accrued liabilities                      31,942        27,917
          Estimated title losses                                       164,747       156,791
          Minority interests                                             4,968         4,392

      Contingent liabilities and commitments

      Stockholders' equity
          Common and Class B Common Stock and
            additional paid-in capital                                  61,572        59,828
          Retained earnings                                            164,120       145,140
          Other comprehensive earnings                                   3,925         4,536
                                                                    ----------   -----------
            Total stockholders' equity ($32.76 per share at
              June 30, 1998)                                           229,617       209,504
                                                                    ----------   -----------

                                                                       450,850       417,691
                                                                    ==========   ===========




                              STEWART INFORMATION SERVICES CORPORATION

                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997







                                                                             1998         1997
                                                                           --------     --------
                                                                                ($000 Omitted)



    Cash provided by operating activities (Note)                             35,205        7,711


    Investing activities:
         Purchases of property and equipment and title plants - net          (8,533)      (5,988)
         Proceeds from investments matured and sold                          24,365       24,390
         Purchases of investments                                           (45,438)     (18,949)
         Increases in notes receivable                                       (1,541)      (1,743)
         Collections on notes receivable                                      1,029          435
         Proceeds from issuance of stock                                      1,893           96
         Cash paid for the acquisition of subsidiaries - net                   (823)        (942)
                                                                         ----------    ---------
    Cash used by investing activities                                       (29,048)      (2,701)


    Financing activities:
         Dividends paid                                                        (903)        (755)
         Proceeds of notes payable                                            3,134        4,868
         Payments on notes payable                                           (3,015)      (2,087)
                                                                         ----------    ---------
    Cash (used) provided by financing activities                               (784)       2,026
                                                                         ----------    ---------

    Increase in cash and cash equivalents                                     5,373        7,036
                                                                         ==========   ==========





     NOTE:  Reconciliation of net earnings to the above amounts -

     Net earnings                                                            19,883        5,592
     Add (deduct):
           Depreciation and amortization                                      6,861        5,619
           Provision for title losses in excess of payments                   7,169        2,161
           Provision for uncollectible amounts - net                           (850)         199
           Increase in accounts receivable - net                             (2,899)      (3,261)
           Increase (decrease) in accounts payable and
                  accrued liabilities - net                                   4,850       (1,804)
           Minority interest expense                                          2,429          910
           Equity in net earnings of investees                                   15         (334)
           Realized investment gains - net                                     (331)        (181)
           Other - net                                                       (1,922)      (1,190)
                                                                         ----------     ---------

     Cash provided by operating activities                                   35,205        7,711
                                                                         ==========     =========


                    STEWART INFORMATION SERVICES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS








Note 1:   Interim Financial Statements

The financial information contained in this report for the six month periods ended June 30, 1998 and 1997, and as at June 30, 1998, is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of this information for all unaudited periods, consisting only of normal recurring accruals, have been made. The results of operations for the interim periods are not necessarily indicative of results for a full year.

Certain amounts in the 1997 consolidated financial statements have been reclassified for comparative purposes. Net earnings, as previously reported, were not affected.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

The Company provides title insurance and related services through more than 4,000 issuing locations in the United States and several international markets. A leading provider of real estate information technology and connectivity, Stewart meets the needs of the real estate and mortgage industry through the electronic delivery of services needed for settlement. These services include title reports, flood determinations, property appraisals, document preparation, credit reports and other real estate information. In addition, Stewart provides expertise in tax-deferred exchanges, surveys and field services.

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



A comparison of the results of operations of the Company for the first six months of 1998 with the first six months of 1997 follows:

REVENUES

Revenues from title premiums and fees increased $101.9 million, or 34.3%, from a year ago. Mortgage interest rates were lower in the early part of 1998 than in the same period a year ago, increasing real estate transactions. Refinancing transactions, in particular, were higher in 1998.

The number of closings handled by the Company increased 50.6%. Closings increased in California, Texas, Colorado and most other states. The average revenue per closing decreased slightly in 1998 due, in part, to a larger number of refinancings with their lower premiums. Increases in commercial transactions and revenues from agents also contributed to higher revenues in 1998.

A 3% reduction in Texas title premiums becomes effective August 1, 1998. However, the Company is experiencing new home equity business in Texas that did not exist before 1998.

Real estate information revenues were $23.8 million in 1998 and $14.6 million in 1997. The increase was primarily due to a significant number of new businesses started by the Company in 1997.

Investment income increased 15.7% in 1998 due to an increase in the average balances invested and the increased yield on the balances.

EXPENSES

Amounts retained by agents increased $38.5 million, or 25.5%, over the comparable period in 1997. The percentage of retention by agents to the amounts of revenues from agents was 80.0% and 80.7% for the six months ended June 30, 1998 and June 30, 1997, respectively.

Employee expenses increased $30.7 million, or 35.1%, in 1998 primarily because of a higher average number of employees during 1998 compared to a year ago and increased average rates of compensation.

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

Other operating expenses increased by $13.1 million, or 25.6%, primarily because of the increase in transaction volume. Expenses that increased include appraisal fees, premium taxes, expenses of new offices, business promotion, rent and search fees. Other operating expenses also include supplies, travel, policy forms, delivery costs, title plant expenses and telephone. Most of these expenses follow, to varying degrees, the changes in transaction volume and revenues.

Provisions for title losses and related claims were up $4.1 million, or 29.3% in 1998. As a percentage of title premiums, fees and related revenues, the provision in 1998 decreased to 4.6% versus 4.7% in 1997.

The provision for income taxes represented effective tax rates of 37% and 36% in 1998 and 1997, respectively.

A comparison of the results of operations of the Company for the second quarter of 1998 with the second quarter of 1997 follows:


REVENUES

Revenues from title premiums and fees increased $56.1 million, or 34.6%, from a year ago. Mortgage interest rates were lower in the early part of 1998 than the same period a year ago, increasing real estate transactions.
Refinancing transactions, in particular, were higher in 1998.

The number of closings handled by the Company increased 51.2%. Closings increased in California, Texas, Colorado and most other states. The average revenue per closing decreased slightly in 1998 due, in part, to a larger number of refinancings with their lower premiums. Increases in commercial transactions and revenues from agents also contributed to higher revenues in 1998.

A 3% reduction in Texas title premiums becomes effective August 1, 1998. However, the Company is experiencing new home equity business in Texas that did not exist before 1998.

Real estate information revenues were $12.1 million in 1998 and $7.7 million in 1997. The increase was primarily due to a significant number of new businesses started by the company in 1997.

Investment income increased 16.6% in 1998 due to an increase in the average balances invested and the increased yield on the balances.


EXPENSES

Amounts retained by agents increased $21.8 million, or 26.6%, over the comparable period in 1997. The percentage of retention by agents to the amounts of revenues by agents was 80.1% and 80.9% for the three months ended June 30, 1998 and June 30, 1997, respectively.

Employee expenses increased $19.0 million, or 42.9%, in 1998 primarily because of a higher average number of employees during 1998 compared to a year ago and increased average rates of compensation, including bonuses and profit sharing.

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

Other operating expenses increased by $6.8 million, or 24.5%, primarily because of the increase in transaction volume. Expenses that increased include premium taxes, appraisal fees, search fees, telephone and rent. Other operating expenses also include supplies, travel, policy forms, delivery costs, title plant expenses and business promotion. Most of these expenses follow, to varying degrees, the changes in transaction volume and revenues.

Provisions for title losses and related claims were up $2.5 million, or 32.9% in 1998. As a percentage of title premiums, fees and related revenues, the provision in the second quarter of 1998 decreased to 4.6% versus 4.7% in the second quarter of 1997.

The provision for income taxes represented effective tax rates of 38% and 36% in 1998 and 1997, respectively. The 1998 effective tax rate was higher primarily because nontaxable income from municipal bonds was significantly less in relation to pretax profits.

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


FORWARD LOOKING STATEMENTS

All statements, other than statements of historical facts, included in this report which address activities, events or developments that the Company expects or anticipates will or may occur in the future are forward-looking statements. Such forward-looking statements are subject to risks and uncertainties including, among other things, changes in mortgage interest rates, employment levels, actions of competitors, changes in real estate markets, general economic conditions and legislation, primarily legislation related to insurance, and other risks and uncertainties discussed in the Company's filings with the Securities and Exchange Commission.

                                     PART II







                                                                        Page
                                                                     ----------


  Item 1.  Legal Proceedings                                              9




  Item 6.  Exhibits and Reports on Form 8-K


      (a)  Index to exhibits


      (b) There were no reports on Form 8-K filed during the quarter ended June 30, 1998.

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






August 10, 1998
----------------
    Date






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