Form 10-Q
period 1998-09-30
STEWART INFORMATION SERVICES CORP
filed 1998-11-12
CIK 94344

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549




(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended September 30, 1998



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



 -------------------------------------------------------------------------------
(Former name,former address and former fiscal year,if changed since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                              Common             6,493,556
                      Class B Common               525,006

                                    FORM 10-Q
                                QUARTERLY REPORT
                        Quarter Ended September 30, 1998





                                TABLE OF CONTENTS





Item No.                                                                  Page
--------                                                                  ----

                                     Part I


  1.             Financial Statements                                       1

  2.             Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                        5





                                    Part II


  1.             Legal Proceedings                                         10

  5.             Other Information                                         11

  6.             Exhibits and Reports on Form 8-K                           9

                 Signature                                                 12

                    STEWART INFORMATION SERVICES CORPORATION

                       CONSOLIDATED STATEMENTS OF EARNINGS
                     FOR THE QUARTERS AND NINE MONTHS ENDED
                           SEPTEMBER 30, 1998 and 1997





                                                    THIRD QUARTER                NINE MONTHS
                                               ---------------------       ---------------------

                                                  1998       1997             1998       1997
                                               ---------- ----------       ---------- ----------

                                                    ($000 Omitted)             ($000 Omitted)
Revenues
    Title premiums, fees and other revenues       233,385    168,924          632,912    466,522
    Real estate information services               12,265      9,616           36,112     24,221
    Investment income                               4,703      3,962           13,479     11,550
    Investment gains - net                             72        124              403        305
                                                ---------   --------         --------    -------
                                                  250,425    182,626          682,906    502,598

Expenses
    Amounts retained by agents                    114,465     84,504          304,156    235,679
    Employee costs                                 62,690     48,236          180,935    135,749
    Other operating expenses                       35,219     29,580           99,701     80,936
    Title losses and related claims                10,284      8,035           28,523     22,138
    Depreciation and amortization                   3,809      3,110           10,670      8,729
    Interest                                          306        400            1,089        966
    Minority interests                              1,233        561            3,662      1,471
                                                ---------   --------         --------    -------
                                                  228,006    174,426          628,736    485,668
                                                ---------   --------         --------    -------

Earnings before taxes                              22,419      8,200           54,170     16,930
Income taxes                                        8,371      2,713           20,239      5,851
                                                ---------   --------         --------    -------

Net earnings                                       14,048      5,487           33,931     11,079
                                                =========   ========         ========    =======



Average number of shares outstanding (000)          7,094      6,900            7,064      6,867

Earnings per share - basic                           2.00       0.80             4.87       1.63

Earnings per share - diluted                         1.98       0.80             4.80       1.61
                                                =========  =========         ========    =======

Comprehensive earnings:
Net earnings                                       14,048      5,487           33,931     11,079
Changes in unrealized investment gains,
   net of taxes                                     2,582      2,032            1,971      1,288
                                                ---------   --------         --------    -------
Comprehensive earnings                             16,630      7,519           35,902     12,367
                                                =========  =========         ========    =======



                    STEWART INFORMATION SERVICES CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1998 AND DECEMBER 31, 1997



                                                                      SEP 30        DEC 31
                                                                       1998          1997
                                                                    ----------    ----------
                                                                          ($000 Omitted)

      Assets
          Cash and cash equivalents                                     43,066        30,391
          Short-term investments                                        49,022        35,761
          Investments - statutory reserve funds                        148,280       138,462
          Investments - other                                           76,891        71,044
          Receivables                                                   37,706        31,868
          Property and equipment                                        33,562        30,415
          Title plants                                                  23,631        21,778
          Goodwill                                                      19,069        18,427
          Deferred income taxes                                         14,735        15,632
          Other                                                         25,635        23,913
                                                                    ----------    ----------

                                                                       471,597       417,691
                                                                    ==========    ==========



      Liabilities
          Notes payable                                                 16,631        19,087
          Accounts payable and accrued liabilities                      34,829        27,917
          Estimated title losses                                       168,680       156,791
          Minority interests                                             5,350         4,392

      Contingent liabilities and commitments

      Stockholders' equity
          Common and Class B Common Stock and
            additional paid-in capital                                  61,886        59,828
          Retained earnings                                            177,714       145,140
          Other comprehensive earnings                                   6,507         4,536
                                                                    ----------   -----------
            Total stockholders' equity ($35.07 per share at
              September 30, 1998)                                      246,107       209,504
                                                                    ----------   -----------

                                                                       471,597       417,691
                                                                    ==========   ===========





                    STEWART INFORMATION SERVICES CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997







                                                                             1998         1997
                                                                           --------     --------
                                                                                ($000 Omitted)




    Cash provided by operating activities (Note)                             58,697       16,894


    Investing activities:
         Purchases of property and equipment and title plants - net         (13,914)      (9,612)
         Proceeds from investments matured and sold                          37,281       33,020
         Purchases of investments                                           (62,772)     (36,552)
         Increases in notes receivable                                       (1,644)      (1,756)
         Collections on notes receivable                                      1,303          594
         Cash paid for the acquisition of subsidiaries - net                 (1,476)      (2,608)
                                                                         ----------    ---------
    Cash used by investing activities                                       (41,222)     (16,914)


    Financing activities:
         Dividends paid                                                      (1,357)      (1,196)
         Distribution to minority interests                                  (2,763)      (1,361)
         Proceeds from issuance of stock                                      2,228           96
         Proceeds of notes payable                                            5,466        8,803
         Payments on notes payable                                           (8,374)      (2,714)
                                                                         ----------    ---------
    Cash (used) provided by financing activities                             (4,800)       3,628
                                                                         ----------    ---------

    Increase in cash and cash equivalents                                    12,675        3,608
                                                                         ==========   ==========






     NOTE:  Reconciliation of net earnings to the above amounts -

     Net earnings                                                            33,931       11,079
     Add (deduct):
         Depreciation and amortization                                       10,670        8,729
         Provision for title losses in excess of payments                    11,102        5,050
         Provision for uncollectible amounts - net                             (502)         403
         Increase in accounts receivable - net                               (4,033)      (4,477)
         Increase (decrease) in accounts payable and
                accrued liabilities - net                                     7,389       (2,715)
         Minority interest expense                                            3,662        1,471
         Equity in net earnings of investees                                   (701)        (922)
         Realized investment gains - net                                       (403)        (305)
         Other - net                                                         (2,418)      (1,419)
                                                                         ----------     ---------

     Cash provided by operating activities                                   58,697       16,894
                                                                         ==========     =========

                    STEWART INFORMATION SERVICES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS








Note 1:   Interim Financial Statements

The financial information contained in this report for the nine month periods ended September 30, 1998 and 1997, and as at September 30, 1998, is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of this information for all unaudited periods, consisting only of normal recurring accruals, have been made. The results of operations for the interim periods are not necessarily indicative of results for a full year.

Certain amounts in the 1997 consolidated financial statements have been reclassified for comparative purposes. Net earnings, as previously reported, were not affected.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

The Company provides title insurance and related services through more than 4,000 issuing locations in the United States and several international markets. A leading provider of real estate information technology and connectivity, Stewart also meets the needs of the real estate and mortgage industry through the electronic delivery of services needed for settlement. These services include title insurnace, title reports, flood determinations, property appraisals, document preparation, credit reports and other real estate information. In addition, Stewart provides expertise in tax-deferred exchanges, surveys and field services.

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

A comparison of the results of operations of the Company for the first nine months of 1998 with the first nine months of 1997 follows:

REVENUES

Revenues from title premiums and fees increased $166.4 million, or 35.7%, from the comparable period in 1997. Mortgage interest rates declined by 67 basis points from the first week in October 1997 to the last week in September 1998, falling to 6.64%. Refinancing transactions, in particular, were higher in 1998.

The number of closings handled by the Company increased 48.9%. Closings increased in California, Texas, Colorado and most other states. The average revenue per closing decreased slightly in 1998 due, in part, to a larger number of refinancings with their lower premiums. Increases in commercial transactions and revenues from agents also contributed to higher revenues in 1998.

A 3% reduction in Texas title premiums became effective August 1, 1998. However, the Company is experiencing new home equity business in Texas that did not exist before 1998.

Real estate information revenues were $36.1 million in 1998 and $24.2 million in 1997. The increase was primarily due to a significant number of new businesses started by the Company in 1997.

Investment income increased 16.7% in 1998 due to an increase in the average balances invested and the increased yield on the balances.

EXPENSES

Amounts retained by agents increased $68.5 million, or 29.1%, over the comparable period in 1997. The percentage of retention by agents to the amounts of revenues from agents was 80.3% and 80.7% for the nine months ended September 30, 1998 and September 30, 1997, respectively.

Employee expenses increased $45.2 million, or 33.3%, in 1998 primarily because of a higher average number of employees during 1998 compared to a year ago and increased average rates of compensation, including bonuses and profit sharing.

The Company continued to maintain higher staff levels in comparison with a year ago. Increases were in areas of title operations from increased traction volume, automating services rendered to customers and improving its own processes, real estate information services that are being developed and sold to customers and the expansion of its national marketing efforts.

The Company believes the development and sale of new products and services is important to its future. Through automated operating processes, the Company expects to add customer revenues and reduce operating expenses and title losses in the future.

Other operating expenses increased by $18.8 million, or 23.2%, primarily because of the increase in transaction volume. Expenses that increased include appraisal fees, premium taxes, expenses of new offices, business promotion and search fees. Other operating expenses also include rent, supplies, travel, policy forms, delivery costs, title plant expenses and telephone. Most of these expenses follow, to varying degrees, the changes in transaction volume and revenues.

Provisions for title losses and related claims were up $6.4 million, or 28.8% in 1998. The industry and the Company continue to have improved claim experience. As a percentage of title premiums, fees and other revenues, the provision in 1998 decreased to 4.5% versus 4.8% in 1997.

The provision for income taxes represented effective tax rates of 37% and 35% in 1998 and 1997, respectively.


A comparison of the results of operations of the Company for the third quarter of 1998 with the third quarter of 1997 follows:


REVENUES

Revenues from title premiums and fees increased $64.5 million, or 38.2%, from a year ago. Mortgage interest rates were approximately 60 basis points lower in the third quarter of 1998 than the same period a year ago, increasing real estate transactions. Refinancing transactions, in particular, were higher in 1998.

The number of closings handled by the Company increased 46.2%. Closings increased in Texas, California, Colorado and most other states. The average revenue per closing decreased slightly in 1998 due, in part, to a larger number of refinancings with their lower premiums. Increases in commercial transactions and revenues from agents also contributed to higher revenues in 1998.

A 3% reduction in Texas title premiums became effective August 1, 1998. However, the Company is experiencing new home equity business in Texas that did not exist before 1998.

Real estate information revenues were $12.3 million in 1998 and $9.6 million in 1997. The increase was primarily due to a significant number of new businesses started by the company in 1997.

Investment income increased 18.7% in 1998 due to an increase in the average balances invested and the increased yield on the balances.


EXPENSES

Amounts retained by agents increased $30.0 million, or 35.5%, over the comparable period in 1997. The percentage of retention by agents to the amounts of revenues by agents was 80.6% and 80.8% for the nine months ended September 30, 1998 and September 30, 1997, respectively.

Employee expenses increased $14.5 million, or 30.0%, in 1998 primarily because of a higher average number of employees during 1998 compared to a year ago and increased average rates of compensation, including bonuses and profit sharing.

The Company continued to maintain higher staff levels in comparison with a year ago. Increases were in areas of title operations from increased transaction volume, automating services rendered to customers and improving its own processes, real estate information services that are being developed and sold to customers and the expansion of its national marketing efforts.

The Company believes the development and sale of new products and services is important to its future. Through automated operating processes, the Company expects to add customer revenues and reduce operating expenses and title losses in the future.

Other operating expenses increased by $5.6 million, or 19.1%, primarily because of the increase in transaction volume. Expenses that increased include premium taxes, search fees, telephone and supplies. Other operating expenses also include rent, travel, policy forms, delivery costs, title plant expenses and business promotion. Most of these expenses follow, to varying degrees, the changes in transaction volume and revenues.

Provisions for title losses and related claims were up $2.2 million, or 28.0% in 1998. The industry and the Company continue to have improved claim experience. As a percentage of title premiums, fees and other revenues, the provision in the third quarter of 1998 decreased to 4.4% versus 4.8% in the third quarter of 1997.

The provision for income taxes represented effective tax rates of 37% and 33% in 1998 and 1997, respectively. The 1998 effective tax rate was higher primarily because nontaxable income from municipal bonds was significantly less in relation to pretax profits and due to refunds received in 1997 for a federal net operating loss carryforward and a change in the filing method for a certain state.

Year 2000 Issue

Information technology is a crucial part of the Company's business. The Company recognizes the technological challenges associated with the Year 2000 Issue ("Y2K"). It has established a formal compliance plan to address these challenges and a Y2K Team to carry out this plan. The plan includes several distinct phases: (1) assessment, (2) remediation, (3) testing and (4) implementation. The progress of the work of the Y2K Team is monitored by the Company's senior management and the audit committee of the Company's board of directors.

Computer software is used in the title and real estate information segments of the Company's business. The uses of software in the title segment include searching and examining titles, closing transactions, accounting for agent policies and claims. In the real estate information segment, software is used in providing mortgage services, such as flood determinations, appraisals and assignments.

Most of this software was developed by the Company in recent years, with Y2K issues in mind. The Company has substantially completed its assessment and remediation of all this software. All remaining remediation and testing of this software is scheduled to be completed by the first quarter of 1999. Implementation is expected to be completed by the second quarter of 1999.

In addition to its work on its internally-developed computer software, the Company has conducted an inventory of its systems worldwide. This inventory includes software and hardware acquired from third parties for use by the Company. The inventory also includes critical non-information technology systems which may house non-compliant, imbedded technology, such as fax machines, photocopiers, telephone facilities and other common devices. Assessment and remediation of these systems is scheduled for completion by the first quarter of 1999. Mission critical systems have been given high priority.

Certain subsidiaries that have been acquired by the Company and still operate with different systems from the Company's have been given high priority under the Company's Y2K plan. The Company expects to complete all phases of Y2K compliance for these subsidiaries in the first quarter of 1999.

In addition to addressing the Company's own systems, as described above, the Y2K Team must assess the state of readiness of the systems of other entities with which it does business. These include independent title insurance agents and other business partners, such as county courthouses and lenders, whose condition or operational capability is important to the Company. Failure by these third parties to adequately resolve their Y2K problems could have a material adverse effect on the Company's operations.

The Company believes its success in being Y2K compliant will not be conclusively known until the year 2000 is actually reached. Failure by one or more of the Company's own systems could result in lost revenues and additional expenses required to carry out manual processing of transactions. The magnitude of the failure of external forces on the business of the Company cannot be predicted. Failures by the telecommunications industry, banking institutions and others could have far-reaching, materially adverse effects on the Company, the title insurance industry and the entire economy.

The Company expects to complete its Y2K program in a timely manner. However, the Company believes that it is not possible to determine with certainty that all Y2K problems affecting the Company have been identified or corrected. The number of devices that could be affected and the interactions among these devices are simply too numerous. In addition, the Company cannot accurately predict how many failures related to the Y2K problem will occur or the severity, duration or financial consequences of such failures. The Company has hired an outside Y2K consultant to assist the Company in meeting its goals and in developing contingency plans to define and address the worst-case scenario likely to be faced by the Company. The plan is expected to be in place in the first quarter of 1999.

The Company has expended approximately $0.5 million during 1997 and the first three quarters of 1998 directly related to assessing, remediating and testing its information technology systems. These amounts have been funded from operations.

As stated previously, the Company only recently developed most of the software it uses today. It has also purchased substantial amounts of hardware since 1996. The software development and hardware purchases were done as a part of the Company's goal to automate its operations rather than solely for the purpose of achieving Y2K compliance. These costs have been significant but are not included in the amount shown in the preceding paragraph.

The Company currently estimates that the total cost of its Y2K compliance program will not exceed $3.5 million. Approximately half of the remaining amount to be spent is for depreciable hardware purchases for certain offices which may need to be upgraded sooner than planned due to Y2K issues. Additional amounts relate to travel and labor costs associated with installing compliant internally-developed software, allocated management time and consulting fees. A significant portion of the remaining costs are expected to be incurred during the first and second quarters of 1999.

This entire section ("Year 2000 Issue") is hereby designated a "Year 2000 Readiness Disclosure", as defined in the Year 2000 Information and Readiness Disclosure Act.

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

                                     PART II







                                                                         Page
                                                                      ----------


  Item 1.  Legal Proceedings                                              10


  Item 5.  Other Information                                              11


  Item 6.  Exhibits and Reports on Form 8-K


      (a)  Index to exhibits


      (b) There were no reports on Form 8-K filed during the quarter ended September 30, 1998.

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

ITEM 5. OTHER INFORMATION


           Proxies for the Company's annual meeting of stockholders to be held in 1999 may confer discretionary power to vote on any matter that may come before the meeting unless, with respect to a particular matter (i) the Company receives notice, by certified mail, return receipt requested, addressed to the Company's Secretary, not later than the 15th day of February next preceding the meeting that the matter will be presented at the annual meeting and (ii) the Company fails to include in its proxy statement for the annual meeting advice on the nature of the matter and how the Company intends to exercise its discretion to vote on the matter.

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






November 12, 1998
----------------
    Date






                                            /S/         MAX  CRISP
                                 -----------------------------------------------
                                                                       Max Crisp
                          (Vice President-Finance, Secretary-Treasurer, Director
                                 and Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS







EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------

  3.2             -   By-Laws of the Registrant, as amended September 1, 1998


  4               -   Rights of Common and Class B Common Stockholders


 27.0             -   Financial data schedule


 28.2             -   Details of investments, as reported in the
                      Quarterly Report to Shareholders