Form 10-K405
period 1998-12-31
STEWART INFORMATION SERVICES CORP
filed 1999-03-19
CIK 94344

-------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K
(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1998
                                       OR

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

                           COMMON STOCK, $1 PAR VALUE

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of March 5, 1999, 6,589,539 shares of Common Stock, $1 par value, and 525,006 shares of Class B Common Stock, $1 par value, were outstanding. The aggregate market value as of such date of the Common Stock (based upon the closing sales price of the Common Stock as reported by the NYSE on March 5, 1999 of Stewart Information Services Corporation) held by non-affiliates of the Registrant was approximately $224,456,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive proxy statement (the "Proxy Statement"), relating to the annual meeting of the Registrant's stockholders to be held
April 30, 1999, are incorporated by reference in Parts III and IV of this document.
--------------------------------------------------------------------------------

                                   FORM 10-K

                                 ANNUAL REPORT

                          YEAR ENDED DECEMBER 31, 1998


                               TABLE OF CONTENTS



                                                   PART I
  ITEM
   NO.                                                                                              PAGE
   ---                                                                                              ----

     1.    Business ...............................................................................   1
     2.    Properties .............................................................................   4
     3.    Legal Proceedings ......................................................................   5
     4.    Submission of Matters to a Vote of Security Holders ....................................   5


                                                  PART II

     5.    Market for Registrant's Common Equity and Related Stockholder Matters ..................   6
     6.    Selected Financial Data ................................................................   7
     7.    Management's Discussion and Analysis of Financial Condition and Results of
              Operations ..........................................................................   7
    7A.    Quantitative and Qualitative Disclosures About Market Risk .............................  10
     8.    Financial Statements and Supplementary Data ............................................  11
     9.    Changes in and Disagreements with Accountants on Accounting and Financial
              Disclosure ..........................................................................  11


                                                  PART III

   10.     Directors and Executive Officers of the Registrant .....................................  12
   11.     Executive Compensation .................................................................  12
   12.     Security Ownership of Certain Beneficial Owners and Management .........................  12
   13.     Certain Relationships and Related Transactions .........................................  12


                                                  PART IV

   14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K .......................  13

           Signatures .............................................................................  14

                                     PART I

ITEM 1.  BUSINESS

Stewart's primary business is title insurance. Stewart issues policies through more than 4,200 issuing locations on homes and other real property located in all 50 states, the District of Columbia and several foreign countries. Stewart also sells computer-related services and information, as well as mapping products and geographic information systems, to domestic and foreign governments and private entities.

The Company's two segments of business are title and real estate information ("REI"). The segments significantly influence business to each other because of the nature of their operations and their common customers. The segments provide services through a network of offices, including both direct operations and agents, throughout the United States. The operations in the several international markets in which the Company does business are generally insignificant to consolidated results.

The financial information related to these segments is discussed in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and is incorporated herein by reference.

TITLE
The title segment includes the functions of searching, examining, closing and insuring the condition of the title to real property.

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

Investments. The Company has established policies and procedures to manage its exposure to changes in the fair value of its investments. These policies include an emphasis on credit quality, management of portfolio duration, maintaining or increasing investment income through high coupon rates and actively managing profile and security mix depending on market conditions. The Company has classified all of its investments as available-for-sale.

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

Estimating future title loss payments is difficult because of the complex nature of title claims, the long periods of time over which claims are paid, significantly varying dollar amounts of individual claims and other factors.

For losses under $750,000 each, the Company estimates the aggregate amount that will be paid in future years on title policies issued in the current year. The estimated amount is charged to earnings currently (when the related revenues are recognized). In making the estimates, the Company uses, among other things, moving average ratios of recent actual policy loss payment experience, net of recoveries, to premium revenues.

Policy losses in excess of $750,000 each are individually evaluated. A reserve for incurred but not reported major losses is also maintained. Escrow and other losses incurred in office operations are accounted for separately.

Amounts shown as the Company's estimated liability for future loss payments are continually reviewed for reasonableness and adjusted as appropriate. In accordance with industry practice, the amounts have not been discounted to their present values.

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

Selected information for the national real estate industry follows (1998 amounts are preliminary):

                                                                  ------------ ------------ ------------
                                                                      1998         1997         1996
                                                                  ------------ ------------ ------------

           Housing starts - millions ...........................       1.62         1.48         1.47
           Housing resales - millions ..........................       4.78         4.22         4.09
           Housing resales - median sales price in $
             thousands .........................................      130.1        124.1        118.1



Customers. The primary sources of title business are attorneys, builders, developers, lenders and real estate brokers. No one customer was responsible for as much as ten percent of Stewart's title revenues in any of the last three years. Titles insured included residential and commercial properties, undeveloped acreage, farms and ranches.

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

Financial strength and stability of the title underwriter is an important factor in maintaining and increasing the Company's agency network. Out of the nation's top five title insurers, Stewart earned the highest ratings awarded by the industry's leading rating companies. Stewart received an A" from Demotech, Inc., an A2 from Moodys and an A+ from Lace Financial and Duff & Phelps.

Market share. Estimating a title insurer's market share is difficult. Based on unconsolidated statutory net premiums written for 1997 (1998 amounts are not available), Stewart Title Guaranty Company ("Guaranty") is one of the leading individual title insurers in America.

Competitors include (names are abbreviated) Chicago Title, Fidelity, First American, Land America and Old Republic. As do most title insurers, Stewart also competes with abstractors, attorneys who issue title opinions and attorney-owned title insurance bar funds. A number of home builders, financial institutions, real estate brokers and others own or control title insurance agents, some of which issue policies underwritten by Guaranty.
This "controlled" business also provides competition for Stewart's agents.

Offices. The number of locations issuing Stewart policies was 4,249 at December 31, 1998, compared to 3,798 a year earlier and 3,763 two years earlier. Of these totals 3,933, 3,517 and 3,488 were independent agents at December 31, 1998, 1997, and 1996, respectively.

Regulations. Title insurance companies are subject to extensive state regulations covering rates, agent licensing, policy forms, trade practices, reserve requirements, investments and the flow of funds between an insurer and its parent or its subsidiaries and any similar related party transaction. Kickbacks and similar practices are prohibited by certain state and federal laws.

REAL ESTATE INFORMATION
The real estate information segment provides services to the real estate and mortgage industries primarily through the electronic delivery of services needed for settlement. These services include title reports, flood determinations, property appraisals, document preparation, credit reports and other real estate information. In addition, this segment includes services related to tax-deferred exchanges, surveys, the accounting and operating systems of title agents and government authorities and the construction of title plants.

Factors affecting revenues. As in the title segment, REI revenues are also closely related to the level of activity in the real estate market.

Customers. The REI segment includes both mortgage services ancillary to the settlement process as well as providing technology to facilitate the electronic preparation and delivery of all types of real estate information. The primary sources of REI business are lenders. Other customers include title offices, real estate brokers, attorneys, municipalities and courthouses. No one customer was responsible for as much as ten percent of Stewart's REI revenues in any of the last three years.

The most important factor affecting customer acceptance and market share growth is superior customer service. Similar to the title operations, the real estate information being provided by the companies in this segment are a part of the closing process which is driven by personal schedules and the interest and other costs associated with the delays in the settlement.

GENERAL

Technology. Stewart's automation products and services are increasing productivity in the title office and speeding the real estate closing process for lenders, real estate professionals and consumers. In the past, an order typically required several individuals to search the title, retrieve and review documents and finally create the actual commitment. Today, one person can receive the order electronically and, on the same screen, view the prior file, examine the index of documents, retrieve and review electronically stored documents, prepare the commitment and deliver the product on a normal subdivision file.

Trademarks. Stewart has developed numerous automation products which are crucial to both its title and REI segments. These products automate most facets of the real estate transaction. Among these trademarked products are AIM(R), LandataTitle Plant(TM), RESource(R), RealEC(TM) and Virtual Underwriter(R).

Employees. Stewart and its subsidiaries employed approximately 5,638 persons at December 31, 1998.

ITEM 2.  PROPERTIES

          The Registrant and its wholly-owned subsidiary, Stewart Title Guaranty Company and its subsidiaries ("Guaranty"), own or lease the following properties:

         The following table sets forth information about the Registrant's other principal properties:

         Location                      Type                            Use                  Size          Acquired In
--------------------------    ----------------------          -------------------      ---------------    -----------

Houston, Texas                Leased office building          Executive office of      245,427 sq. ft.        (1)
                                                              the Registrant and
                                                              Guaranty

Houston, Texas                Leased office building          Office of Guaranty        26,420 sq. ft.        (2)

Dallas, Texas                 Leased office building          Office of Guaranty        25,117 sq. ft.        (3)

Los Angeles, California       Leased office building          Office of Guaranty        22,466 sq. ft.        (1)

Riverside, California         Leased office building          Office of Guaranty        20,968 sq. ft.        (4)

San Antonio, Texas            Leased office building          Office of Guaranty        20,864 sq. ft.        (5)

San Diego, California         Leased office building          Office of Guaranty        20,020 sq. ft.        (6)

Concord, California           Leased office building          Office of Guaranty        18,916 sq. ft.        (4)

Denver, Colorado              Leased office building          Office of Guaranty        15,935 sq. ft.        (7)

Austin, Texas                 Leased office building          Office of Guaranty        14,278 sq. ft.        (7)

Colorado Springs, Colorado    Leased office building          Office of Guaranty        14,000 sq. ft.        (7)

Galveston, Texas              Owned office building           Office of Guaranty        50,000 sq. ft.       1905

San Antonio, Texas            Owned office building           Office of Guaranty        26,769 sq. ft.    1980 & 1982

Phoenix, Arizona              Owned office building           Office of Guaranty        24,459 sq. ft.       1981

Tucson, Arizona               Owned office building           Office of Guaranty        24,000 sq. ft.       1974

Phoenix, Arizona              Owned office building           Office of Guaranty        17,500 sq. ft.       1985

---------------------------
(1)   These leases  terminate in 2004.

(2)   This lease terminates in 2002.

(3)   This lease terminates in 1999.

(4)   These leases terminate  in 2003.

(5)   This lease terminates in 2005.

(6)   This lease terminates in 2000.

(7)   These leases terminate in 2001.


         The Registrant leases offices at approximately 328 locations. The average term for all such leases is approximately six years. The leases expire from 1999 to 2005. The Registrant believes it will not have any difficulty obtaining renewals of leases as they expire or, alternatively, leasing comparable property. The aggregate annual rental expense under all leases was approximately $23,131,000.

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

                                    PART II



ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is listed on the New York Stock Exchange
(NYSE) under the symbol "STC". The following table sets forth the high and low sales prices of the Common Stock for each fiscal period indicated, as reported by NYSE, and the amount of cash dividends paid per share.


                                                             HIGH                   LOW              DIVIDENDS
                                                             -----                 -----             ---------
1998:
   First quarter ........................................    32.25                 28.50                .07
   Second quarter .......................................    53.88                 30.31                .07
   Third quarter ........................................    67.75                 43.00                .07
   Fourth quarter .......................................    58.75                 45.00                .07

1997:
   First quarter ........................................    21.13                 19.88                .06
   Second quarter .......................................    21.00                 18.75                .06
   Third quarter ........................................    26.44                 20.50                .07
   Fourth quarter .......................................    29.25                 25.00                .07


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

         The number of shareholders of record as of December 31, 1998 was 2,379. As of March 17, 1999, the price of one share of the Company's Common Stock was $33.44.

ITEM 6.  SELECTED FINANCIAL DATA
(Ten year summary)

                                        1998     1997    1996     1995     1994     1993     1992    1991     1990     1989
                                       -----    -----   -----    -----    -----    -----    -----   -----    -----    -----
     In millions of dollars
Total revenues......................   968.8    708.9   656.0    534.6    611.1    683.6    540.7   385.5    374.0    315.5

Title segment:
     Operating revenues.............   899.7    657.3   609.4    496.0    599.5    672.9    530.3   372.3    363.0    303.5
     Investment income..............    18.5     15.9    14.5     13.6     12.4     10.3     10.3    11.1     11.0     10.4
     Investment gains (losses)......     0.2      0.4     0.1      1.0     (0.8)     0.4      0.1     2.1       --      1.6
     Total revenues.................   918.4    673.6   624.0    510.6    611.1    683.6    540.7   385.5    374.0    315.5
     Pretax earnings................    73.2     29.2    22.5     10.8     13.8     37.6     21.2     1.1      0.9     (0.4)

REI segment: (1)
     Revenues.......................    50.4     35.3    32.0     24.0
     Pretax earnings................     3.1     (5.5)    0.4     (0.1)

Title Loss provisions...............    39.2     29.8    33.8     29.6     40.2     58.6     54.1    40.7     38.2     33.0
     % to title operating revenues..     4.4      4.5     5.6      6.0      6.7      8.7     10.2    10.9     10.5     10.9

Net earnings (2)....................    47.0     15.3    14.4      7.0      9.7     23.7     14.6     1.7      0.2      0.1

Cash flow from operations...........    86.5     36.0    38.3     20.6     27.7     54.3     36.3    18.6     11.0     10.2

Total assets........................   498.5    417.7   383.4    351.4    325.2    313.9    251.9   219.1    201.3    197.8
Long-term debt......................     8.9     11.4     7.9      7.3      2.5      3.0      4.2     6.8      6.6      5.3
Stockholders' equity (3)............   260.4    209.5   191.0    174.9    156.4    156.2    128.6   114.8    113.9    115.0

       Per share data (4)
Average shares-diluted
     (in thousands).................   7,077    6,897   6,766    6,348    6,246    6,185    6,119   6,096    6,096    6,096
Net earnings-basic (2)..............    6.73     2.24    2.15     1.11     1.56     3.87     2.40    0.27     0.03     0.01
Net earnings-diluted (2)............    6.65     2.22    2.13     1.10     1.55     3.83     2.39    0.27     0.03     0.01
Cash dividends......................    0.28     0.26    0.24     0.21     0.20     0.17     0.15    0.13     0.23     0.33
Stockholders' equity (3)............   36.86    30.34   28.33    27.36    25.17    25.37    21.10   18.84    18.69    18.87
Market price
     High...........................   67.75    29.25   22.63    22.50    21.42    20.33    14.50    9.67    12.33    14.00
     Low............................   28.50    18.75   19.63    15.13    14.38    12.50     8.67    5.17     4.50    11.17
     Year end.......................   58.00    29.00   20.75    21.50    15.38    20.00    13.67    9.17     5.25    11.33

(1) Prior to 1995, segment operations for real estate information services were not reported separately from title operations and were less significant.

(2)  Includes the following items, after providing for income taxes:
          1997 - a writeoff of goodwill of $1.2 million, or $.18 per share. 1992 - a reserve established for title losses over ten years old of
                 $2.2 million, or $.36 per share.
          1991 - a fresh start tax credit of $1.3 million, or $.21 per share.

(3)  Includes unrealized gains and losses upon adoption of FAS 115 in 1993.

(4)  Restated for one-for-two stock split in April 1994.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A comparison of the results of operations of the Company for 1998 with 1997 and 1997 with 1996 follows.

GENERAL. The Company's two segments of operations are land titles and real estate information. In general, the principal factors that contribute to increases in the Company's operating revenues include declining mortgage interest rates (which usually increase home sales and refinancing transactions), rising home prices, higher premium rates, increased market share, additional revenues from new offices and increased revenues from commercial transactions. Although relatively few in number, large commercial transactions typically yield higher premiums.

         Mortgage interest rates, on the average, fell from 7.81% in 1996 to 7.60% in 1997 and to 6.94% in 1998. In the early months of 1997, rates rose but then began a fairly steady decline in May 1997 and fell each month that followed. In 1998, rates rose slightly above 7% during the first half of the year, but stayed just below 7% for the rest of the year.

         Operating in these mortgage interest rate environments and a strong general economy, real estate activity began to increase in late 1997. Existing home sales moved to record levels in the last quarter of 1997. Strong activity in home sales continued throughout 1998. Refinancing transactions rose in the last month of 1997 and in the first quarter of 1998 to record levels, decreased in the second and third quarters and then increased dramatically to still another record level in the fourth quarter of 1998.

TITLE REVENUES. The Company's revenues from premiums, fees and other revenues increased 36.9% in 1998 over 1997 and 7.9% in 1997 over 1996. The number of title orders opened and closed by the Company and the average revenue per order closed follow (agent operations and certain other income have been excluded).

                                                             ------            ------            ------
                                                              1998              1997              1996
                                                             ------            ------            ------

Number of orders opened (000s).......................           510               331               319
Number of orders closed (000s).......................           368               247               239
Average revenue per order closed.....................        $  960            $  979            $  938
                                                             ------            ------            ------


         Total closings increased 48.9% in 1998 and 3.2% in 1997. The average revenue per closing decreased 1.9% in 1998 and increased 4.4% in 1997. The average rate was increased each year by higher home prices, offset in 1998 by a large number of refinancings with their lower premiums. A 3% reduction in Texas title premiums became effective August 1, 1998. However, the Company is experiencing new home equity business in Texas that did not exist before 1998. There were no other major revenue rate changes in 1998 and 1997.

TITLE REVENUES BY STATE. The approximate amounts and percentages of consolidated title revenues for the last three years were:

                                               -------------------------------------------------------------------------
                                                    Amounts ($ millions)                           Percentages
                                               1998         1997           1996          1998          1997         1996
                                               ----         ----           ----          ----          ----         ----

Texas................................           162           116           111           18            18            18
California...........................           156           123           119           17            19            20
Florida..............................            67            47            40            8             7             7
New York.............................            67            51            50            7             8             8
All Others...........................           448           320           289           50            48            47
                                                ---           ---           ---          ---           ---           ---
                                                900           657           609          100           100           100
                                                ===           ===           ===          ===           ===           ===

REI REVENUES. Real estate information revenues were $50.4 million in 1998, $35.3 million in 1997 and $32.0 million in 1996. The increases in 1998 and 1997 were primarily due to a significant number of new businesses started and additional income earned from existing operations. The Company terminated an unprofitable REI business in late 1996 which reduced the revenue increase in 1997 over 1996.

INVESTMENTS. Investment income increased 16.2% in 1998 and 10.2% in 1997 primarily because of increases in average balances invested and higher market yields. Investment gains in 1998, 1997 and 1996 were realized as part of the ongoing management of the investment portfolio for the purpose of improving performance.

AGENT RETENTION. Premiums earned from agents were $545.1 million in 1998, $413.0 million in 1997 and $383.7 million in 1996. The amounts retained by agents, as a percentage of premiums, were 80.4%, 81.0% and 81.3%, in the years 1998, 1997 and 1996, respectively.

         Amounts retained by title agents are based on contracts between agents and the title underwriters of the Company. The percentage that amounts retained by agents bears to agent revenues may vary from year to year because of the geographical mix of agent operations and the volume of title revenues.

EMPLOYEE AND OTHER EXPENSES. Employee costs for the combined segments of businesses increased 33.2% in 1998 and 10.2% in 1997. The number of persons employed by the Company at December 31, 1998, 1997 and 1996 was 5,638, 4,569, and 4,111, respectively. The increase in staff in 1998 and 1997 was primarily the result of increased title and REI volume and the expansion of the Company's automation and national marketing operations. Through automating operating processes, the Company expects to add customer revenues and reduce operating expenses and title losses in the future.

         Other operating expenses increased 24.8% in 1998 and 11.3% in 1997. The overall increase for each year was caused primarily by changes in transaction volume. Expenses that increased in 1998 were premium taxes, REI expenses, business promotion, rent and supplies. Expenses that increased in 1997 were rent, premium taxes, business promotion and delivery costs. Other operating expenses also include policy forms, title plant expenses, telephone and travel. Most of these expenses follow, to varying degrees, the changes in transaction volume and revenues.

         Provisions for title losses, as a percentage of title premiums, fees and other revenues, were 4.4%, 4.5% and 5.6% in 1998, 1997 and 1996, respectively. The continued improvement in industry trends in claims and the Company's improved experience in claims have led to lower loss ratios. An increase in refinancing transactions, which results in lower loss exposure, also reduced loss ratios. Such transactions were at record levels in 1998.

         The Company's labor and certain other operating costs are sensitive to inflation. To the extent inflation causes increases in the prices of homes and other real estate, premium revenues are also increased. Premiums are determined in part by the insured values of the transactions handled by the Company.

NONRECURRING CHARGE. A subsidiary in the REI segment was sold in early 1998. A pretax writeoff of $1.9 million of goodwill in the subsidiary was recorded in the fourth quarter of 1997. The subsidiary incurred after-tax operating losses of $1.0 million in 1997.

INCOME TAXES. The provision for federal and state income taxes represented effective tax rates of 38.4%, 35.4% and 36.9% in 1998, 1997 and 1996, respectively. The 1998 and 1996 effective tax rates were higher primarily because nontaxable income from municipal bonds was significantly less in relation to pretax profits.

LIQUIDITY AND CAPITAL RESOURCES. Cash provided by operations was $86.5 million, $36.0 million and $38.3 million in 1998, 1997 and 1996, respectively. Internally generated cash flow has been the primary source of funds for additions to property and equipment, expanding operations, dividends to shareholders and other requirements. This source may be supplemented by bank borrowings.

         A substantial majority of consolidated cash and investments is held by Stewart Title Guaranty Company (Guaranty) and its subsidiaries. Cash transfers between Guaranty and its subsidiaries and the Company are subject to certain legal restrictions. See Notes 4 and 5 to the financial statements.

         The liquidity of the Company itself, excluding Guaranty and its subsidiaries, is comprised of cash and investments aggregating $11.5 million and short-term liabilities of $1.2 million at December 31, 1998. The Company knows of no commitments or uncertainties which are likely to materially affect the ability of the Company and its subsidiaries to fund cash needs.

         The Company's capital resources, represented primarily by long-term debt of $8.9 million and stockholders' equity of $260.4 million at December 31, 1998, are considered adequate.

THE YEAR 2000 ISSUE. Information technology is a crucial part of the Company's business. The Company recognizes the technological challenges associated with the Year 2000 ("Y2K") Issue. It has established a formal compliance plan to address these challenges and a Y2K Team to carry out this plan. The plan includes several distinct phases: (1) assessment, (2) remediation, (3) testing and (4) implementation. The progress of the work of the Y2K Team is monitored by the Company's senior management and the audit committee of the Company's board of directors.

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

         Most of this software was developed by the Company in recent years with Y2K issues in mind. The Company has substantially completed its assessment and remediation of this software. All remaining remediation and testing is scheduled to be completed during the second quarter of 1999. Implementation is being carried out as remediation is completed, with the implementation expected to be completed early in the third quarter of 1999.

         In addition to its work on internally-developed computer software, the Company has conducted an inventory of its systems worldwide. This inventory includes software and hardware acquired from third parties for use by the Company. The inventory also includes critical non-information technology systems which may house non-compliant, embedded technology, such as fax machines, photocopiers, telephone facilities and other common devices. Assessment of these systems is ongoing and any necessary remediation is scheduled for completion by the second quarter of 1999. Mission critical systems have been given high priority.

         Certain subsidiaries that have been acquired by the Company and still operate with different systems from the Company's have been given high priority under the Company's Y2K plan. The Company expects to complete all phases of Y2K compliance for these subsidiaries during the second quarter of 1999.

         In addition to addressing the Company's own systems, as described above, the Y2K Team must assess the state of readiness of the systems of other entities with which it does business. These include independent title insurance agents and other business partners, such as county courthouses and lenders, whose condition or operational capability is important to the Company. Failure by these third parties to resolve adequately their Y2K problems could have a material adverse effect on the Company's operations.

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

         The Company expects to complete its Y2K program in a timely manner. However, the Company believes that it is not possible to determine with certainty that all Y2K issues have been identified or corrected. The number of devices that could be affected and the interactions among these devices are simply too numerous. In addition, the Company cannot accurately predict how many failures related to the Y2K problem will occur or the severity, duration or financial consequences of such failures. The Company has hired an outside Y2K consultant to assist the Company in meeting its goals and in developing contingency plans to define and address the worst-case scenario likely to be faced. The plan is expected to be in place by the second quarter of 1999.

         The Company has spent approximately $0.7 million during 1997 and 1998 directly related to assessing, remediating and testing its information technology systems. These amounts have been funded from operations.

         The Company currently estimates that the total cost of its Y2K compliance program will not exceed $4.0 million. A significant portion of the remaining costs are expected to be incurred during the first and second quarters of 1999.

         This entire section ("Year 2000 Issue") is hereby designated a "Year 2000 Readiness Disclosure", as defined in the Year 2000 Information and Readiness Disclosure Act.

FORWARD LOOKING STATEMENTS. All statements included in this report which address activities, events or developments that the Company expects or anticipates will or may occur in the future are forward-looking statements. Such forward-looking statements are subject to risks and uncertainties including, among other things, changes in mortgage interest rates, employment levels, actions of competitors, changes in real estate markets, general economic conditions and legislation, primarily legislation related to insurance, and other risks and uncertainties discussed in the Company's filings with the Securities and Exchange Commission.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The discussion below about the Company's risk management strategies includes forward-looking statements that are subject to risk and uncertainties. Management's projections of hypothetical net losses in fair value of the Company's market rate sensitive instruments should certain potential changes in market rates occur is presented below. While the Company believes that the potential market rate changes are reasonably possible, actual results may differ.

         The Company's only material market risk in investments in financial instruments is in its debt securities portfolio. The Company invests primarily in marketable municipal, US government, corporate and mortgage-backed debt securities. The Company does not invest in financial instruments of a hedging or derivative nature.

         The Company has established policies and procedures to manage its exposure to changes in the fair value of its investments. These policies include an emphasis upon credit quality, management of portfolio duration, maintaining or increasing investment income through high coupon rates and actively managing profile and security mix depending upon market conditions. The Company has classified all of its investments as available-for-sale.

         The fair value of the Company's investments in debt securities at December 31, 1998 was $221.6 million. Debt securities at December 31, 1998 mature, according to their contractual terms, as follows (actual maturities may differ because of call or prepayment rights):

                                                                              Amortized           Fair
                                                                                costs            values
                                                                               -------           -------
                                                                                      ($000 Omitted)

In one year or less.......................................................       5,215             5,266
After one year through five years.........................................      46,652            48,317
After five years through ten years........................................     106,831           112,033
After ten years...........................................................      50,082            51,799
Mortgage-backed securities................................................       4,131             4,233
                                                                               -------           -------
                                                                               212,911           221,648
                                                                               =======           =======

         The Company believes its investment portfolio is diversified and expects no material loss to result from the failure to perform by issuers of the debt securities it holds. Investments made by the Company are not collateralized. The mortgage-backed securities are insured by GNMA and FNMA.

         Based on the Company's debt securities portfolio and interest rates at December 31, 1998, a 100 basis point increase in interest rates would result in a decrease of approximately $11.5 million or 5.2% in the fair value of the portfolio. Changes in interest rates may affect the fair value of the debt securities portfolio and may result in unrealized gains or losses. Gains or losses would only be realized upon the sale of the investments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required to be provided in this item is included in the Consolidated Financial Statements of the Company, including the Notes thereto, attached hereto as pages F-2 to F-16, and such information is incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information regarding the directors of the Company will be included in the proxy statement for the 1999 Annual Meeting of Stockholders (the "Proxy Statement") to be filed within 120 days after December 31, 1998, and is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

         Information regarding executive compensation will be included in the Proxy Statement and is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information, if any, regarding beneficial ownership of the Common Stock will be included in the Proxy Statement and is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information regarding Certain Relationships and Related Transactions will be included in the Proxy Statement and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Financial Statements and Financial Statement Schedules

     The financial statements and financial statement schedules filed as part of this report are listed in the "Index to Consolidated Financial Statements" on Page F-1 hereof.

     All other schedules are omitted, as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the three months ended December 31, 1998.

(c)  Exhibits

      3.1 - Certificate of Incorporation of the Registrant, as amended April 30, 1993 (incorporated by reference herein from Exhibit 3.1 of Annual Report on Form 10-K for the fiscal year ended December 31,
              1997)

      3.2 - By-Laws of the Registrant, as amended September 1, 1998 (incorporated by reference herein from Exhibit 3.2 of Quarterly Report on Form 10-Q for the quarter ended September 30, 1998)

      4     - Rights of Common and Class B Common Stockholders (incorporated by reference to Exhibits 3.1 and 3.2 hereto)

*     10.1  - Summary of agreements as to payment of bonuses to certain executive officers

*     10.2  - Deferred Compensation Agreements dated March 10, 1986, amended
              July 24, 1990 and October 30, 1992, between the Registrant and certain executive officers (incorporated by reference herein from Exhibit 10.2 of Annual Report on Form 10-K for the fiscal year ended December 31, 1997)

      21.   - Subsidiaries of the Registrant

      23. - Consents of Independent Certified Public Accountants, including consents to incorporation by reference of their reports into previously filed Securities Act registration statements

      27.   - Financial Data Schedule

*Indicates a management contract or compensation plan.

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

                                  STEWART INFORMATION SERVICES CORPORATION
                                                    (Registrant)


                                  By:           Carloss Morris
                                     -------------------------------------------

                                     Carloss Morris, Co-Chief Executive Officer and Chairman of the Board of Directors


                                  By:            Stewart Morris
                                     -------------------------------------------
                                     Stewart Morris, Co-Chief Executive Officer,
                                     President and Director


                                  By:               Max Crisp
                                     -------------------------------------------
                                     Max Crisp, Vice President-Finance,
                                     Secretary, Treasurer, Director and
                                     Principal Financial and Accounting Officer


Dated:   March 17, 1999


         Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


        Max Crisp                           Director              March 17, 1999
------------------------------                                    --------------
       (Max Crisp)


      E. Douglas Hodo                       Director              March 17, 1999
------------------------------                                    --------------
     (E. Douglas Hodo)


       C. M. Hudspeth                       Director              March 17, 1999
------------------------------                                    --------------
      (C. M. Hudspeth)


        Carloss Morris                      Director              March 17, 1999
------------------------------                                    --------------
       (Carloss Morris)


        Stewart Morris                      Director              March 17, 1999
------------------------------                                    --------------
       (Stewart Morris)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Stewart Information Services Corporation and Subsidiaries
          Consolidated Financial Statements:

Independent Auditors' Report                                                             F-2
Consolidated Statements of Earnings and Retained Earnings for the years ended
          December 31, 1998, 1997 and 1996                                               F-3
Consolidated Balance Sheets as of December 31, 1998 and 1997                             F-4
Consolidated Statements of Cash Flows for the years ended
          December 31, 1998, 1997 and 1996                                               F-5
Notes to Consolidated Financial Statements                                               F-6
Reports of Independent Auditors                                                          F-17


Financial Statement Schedules:

Schedule II  -   Financial Information of the Registrant (Parent Company)                S-1
Schedule V   -   Valuation and Qualifying Accounts                                       S-5

INDEPENDENT AUDITORS' REPORT


To the Stockholders and Board of Directors of Stewart Information Services Corporation

We have audited the consolidated financial statements of Stewart Information Services Corporation and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Stewart Information Services Corporation and subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.




                                                            KPMG LLP
Houston, Texas
February 10, 1999

CONSOLIDATED STATEMENTS OF EARNINGS AND RETAINED EARNINGS


                                                         -------          -------          -------
Years ended December 31                                   1998             1997              1996
                                                         -------          -------          -------
                                                                      ($000 Omitted)

REVENUES
   Title premiums, fees and other revenues........       899,673          657,298          609,408
   Real estate information services...............        50,372           35,320           32,030

   Investment income..............................        18,515           15,929           14,451
   Investment gains - net ........................           201              363              129
                                                         -------          -------          -------
                                                         968,761          708,910          656,018

EXPENSES
   Amounts retained by agents.....................       438,338          334,653          311,937
   Employee costs.................................       250,966          188,385          170,944
   Other operating expenses.......................       142,826          114,422          102,768
   Title losses and related claims................        39,226           29,794           33,830
   Depreciation and amortization..................        14,584           12,115           11,007
   Interest.......................................         1,424            1,343            1,140
   Minority interests.............................         5,070            2,614            1,514
   Nonrecurring charge............................            --            1,905               --
                                                         -------          -------          -------
                                                         892,434          685,231          633,140

Earnings before taxes.............................        76,327           23,679           22,878
Income taxes......................................        29,289            8,391            8,441
                                                         -------          -------          -------

NET EARNINGS......................................        47,038           15,288           14,437

Retained earnings at beginning of year............       145,140          131,496          118,547
Cash dividends on Common Stock ($.28, $.26
   and $.24 per share)............................        (1,815)          (1,644)          (1,488)
                                                         -------          -------          -------

Retained earnings at end of year..................       190,363          145,140          131,496
                                                         =======          =======          =======

Average number of shares outstanding -
   assuming dilution (000 omitted)................         7,077            6,897            6,766

Earnings per share - basic........................          6.73             2.24             2.15

EARNINGS PER SHARE - DILUTED......................          6.65             2.22             2.13
                                                         =======          =======          =======

Comprehensive earnings:
Net earnings......................................        47,038           15,288           14,437
Changes in unrealized investment gains,
   net of taxes of $858, $1,409 and ($1,104)......         1,593            2,616           (2,050)
                                                         -------          -------          -------

Comprehensive earnings............................        48,631           17,904           12,387
                                                         =======          =======          =======




See notes to consolidated financial statements

CONSOLIDATED BALANCE SHEETS

                                                                                     -------          -------
December  31                                                                          1998              1997
                                                                                     -------          -------
                                                                                       ($000 Omitted)
   ASSETS
   Cash and cash equivalents............................................              44,883           30,391
   Short-term investments...............................................              59,446           35,761

   Investments in debt and equity securities, at market:
       Statutory reserve funds..........................................             164,554          138,462
       Other............................................................              62,758           71,044
                                                                                     -------          -------
                                                                                     227,312          209,506
   Receivables:
       Notes............................................................               8,137            7,329
       Premiums from agents.............................................              16,051           10,315
       Other............................................................              27,347           19,776
       Less allowance for uncollectible amounts.........................              (4,803)          (5,552)
                                                                                     -------          -------
                                                                                      46,732           31,868

   Property and equipment, at cost:
       Land.............................................................               2,335            2,266
       Buildings........................................................               6,476            6,372
       Furniture and equipment..........................................              97,111           80,804
       Less accumulated depreciation and amortization...................             (69,530)         (59,027)
                                                                                     -------          -------
                                                                                      36,392           30,415

   Title plants, at cost................................................              23,608           21,778
   Real estate, at lower of cost or net realizable value................               2,202            1,583
   Investments in investees, on an equity basis.........................               7,368            7,231
   Goodwill, less accumulated amortization of $6,995 and
      $5,840............................................................              23,615           18,427
   Deferred income taxes................................................              10,633           15,632
   Other assets.........................................................              16,290           15,099
                                                                                     -------          -------
                                                                                     498,481          417,691



   LIABILITIES
   Notes payable, including $8,894 and $11,442 long-term
      portion...........................................................              16,194           19,087
   Accounts payable and accrued liabilities.............................              42,615           26,553
   Estimated title losses...............................................             171,763          156,791
   Income taxes.........................................................               1,963            1,364
   Minority interests...................................................               5,503            4,392

   Contingent liabilities and commitments

   Stockholders' equity
   Common - $1 par, authorized 15,000,000, issued and
      outstanding 6,539,965 and  6,381,046..............................               6,540            6,381
   Class B Common - $1 par, authorized 1,500,000, issued and
      outstanding  525,006..............................................                 525              525
   Additional paid-in capital...........................................              56,886           52,922
   Retained earnings....................................................             190,363          145,140
   Accumulated other comprehensive earnings ............................               6,129            4,536
                                                                                     -------          -------
       Total stockholders' equity ($36.86 and $30.34 per share).........             260,443          209,504
                                                                                     -------          -------
                                                                                     498,481          417,691
                                                                                     =======          =======

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31                                                1998              1997             1996
                                                                     --------           -------          -------
                                                                                    ($000 Omitted)

Cash provided by operating activities (Note).....................      86,467            35,959           38,349

Investing activities:
   Purchases of property and equipment and title
      plants-net.................................................     (20,473)          (13,209)         (12,670)
   Proceeds from investments matured and sold ...................      65,770            40,133           47,724
   Purchases of investments .....................................    (104,017)          (48,554)         (69,213)
   Increases in notes receivable.................................      (2,316)           (2,644)          (1,340)
   Collections on notes receivable...............................       2,141             1,006            2,833
   Cash paid for the acquisition of subsidiaries-net.............      (5,886)           (3,592)            (493)
                                                                     --------           -------          -------

Cash used by investing activities................................     (64,781)          (26,860)         (33,159)

Financing activities:
   Dividends paid................................................      (1,815)           (1,644)          (1,488)
   Distribution to minority interests............................      (4,031)           (2,131)          (1,599)
   Proceeds from issuance of stock...............................       1,543               135               11
   Proceeds of notes payable.....................................       9,150            10,688            4,366
   Payments on notes payable.....................................     (12,041)           (4,240)          (4,694)
                                                                     --------           -------          -------

Cash (used) provided by financing activities.....................      (7,194)            2,808           (3,404)
                                                                     --------           -------          -------

Increase in cash and cash equivalents............................      14,492            11,907            1,786
                                                                     ========           =======          =======

Note: Reconciliation of net earnings to the above amounts
   Net earnings..................................................      47,038            15,288           14,437
      Add (deduct):
   Depreciation and amortization.................................      14,584            12,115           11,007
   Provisions for title losses in excess of payments.............      14,185             6,460           12,019
   Provision for uncollectible amounts-net.......................        (749)           (1,118)             171
   (Increase) decrease in accounts receivable-net................     (12,473)            2,660           (2,419)
   Increase in accounts payable and accrued
      liabilities-net............................................      16,577             1,419            4,195
   Provision (benefit) for deferred income taxes.................       4,142            (1,886)             596
   Increase (decrease) in income taxes payable...................         599               945           (1,184)
   Minority interest expense.....................................       5,070             2,614            1,514
   Equity in net earnings of investees...........................      (1,477)           (1,964)            (980)
   Realized investment gains-net.................................        (201)             (363)            (129)
   Stock bonuses.................................................         577               409              328
   Increase in other assets......................................      (1,952)           (2,963)          (1,151)
   Nonrecurring charge...........................................          --             1,905               --
   Other-net.....................................................         547               438              (55)
                                                                     --------           -------          -------
   Cash provided by operating activities                               86,467            35,959           38,349
                                                                     ========           =======          =======

   Supplemental information:
       Income taxes paid.........................................      26,511             7,636            9,004
       Interest paid.............................................       1,478             1,222            1,092




See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Three years ended December 31, 1998)


NOTE 1

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. The accompanying financial statements were prepared by management which is responsible for their integrity and objectivity. The statements have been prepared in conformity with generally accepted accounting principles, including management's best judgments and estimates, with due consideration given to materiality. Actual results could differ from estimates.

B. RECLASSIFICATION. Certain prior year amounts in the consolidated financial statements have been reclassified for comparative purposes. Net earnings, as previously reported, were not affected.

C. CONSOLIDATION. Consolidated financial statements include all subsidiaries in which the Company owns more than 50% voting rights in electing directors. Unconsolidated investees, owned 20% through 50%, and over which the Company exercises significant influence, are accounted for by the equity method. All significant intercompany accounts and transactions are eliminated, and provision is made for minority interests.

D. STATUTORY ACCOUNTING. The accounts of Stewart Title Guaranty Company (Guaranty) and other title insurance underwriters owned by the Company are maintained on a statutory basis, in accordance with practices required or permitted by regulatory authorities. The statutory accounts are restated in consolidation to conform to generally accepted accounting principles.

         In restating to generally accepted accounting principles, the amounts for statutory premium reserve and reserve for reported title losses are eliminated and, in substitution, amounts are established for estimated title losses (see below). The net effect, after providing for deferred income taxes, is included in consolidated retained earnings. In calculating the amount owed on federal income tax returns, the statutory premium reserve and reserve for reported title losses must be discounted to their present values.

E. TITLE PREMIUMS AND FEES. Revenues from services rendered in closing and insuring titles are considered earned at the time of the closing of the related real estate transactions.

F. TITLE LOSSES AND RELATED CLAIMS. Estimating future title loss payments is difficult because of the complex nature of title claims, the long periods of time over which claims are paid, significantly varying dollar amounts of individual claims and other factors.

         For losses under $750,000 each, the Company estimates the aggregate amount that will be paid in future years on title policies issued in the current year. The estimated amount is charged to earnings currently (when the related revenues are recognized). In making the estimates, the Company uses, among other things, moving average ratios of recent actual policy loss payment experience, net of recoveries, to premium revenues.

         Policy losses in excess of $750,000 each are individually evaluated. A reserve for incurred but not reported major losses is also maintained. Escrow and other losses incurred in office operations are accounted for separately.

         Amounts shown as the Company's estimated liability for future loss payments are continually reviewed for reasonableness and adjusted as appropriate. In accordance with industry practice, the amounts have not been discounted to their present values.

G. INCOME TAXES. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the tax bases and the book carrying values for certain assets and liabilities. Valuation allowances are provided as may be appropriate. Enacted tax rates are used in calculating amounts.

H. CASH EQUIVALENTS. Cash equivalents are highly liquid investments that are convertible to cash or mature on a daily basis as part of the Company's management of day-to-day operating cash.

I. INVESTMENTS. The Company has classified all of its investments as available-for-sale. Net unrealized gains or losses on securities, net of applicable taxes, are included in stockholders' equity. Any permanent declines in fair values of securities are charged to earnings.

J. PROPERTY AND EQUIPMENT. Depreciation is computed principally using the straight-line method at the following rates: buildings - 30 to 40 years and furniture and equipment - 3 to 10 years. Maintenance and repairs are expensed as incurred while improvements are capitalized. Gains and losses are recognized at disposal.

K. TITLE PLANTS. Title plants include compilations of a county's official land records, prior examination files, copies of prior title policies, maps and related materials which are geographically indexed to a specific property. The costs of acquiring existing title plants and creating new ones, prior to the time such plants are placed in operation, are capitalized. Such costs are not amortized because there is no indication of any loss of value. The costs of maintaining and operating title plants are expensed as incurred. Gains and losses on sales of copies of title plants or interests in title plants are recognized at the time of sale.

L. GOODWILL. Goodwill is the excess of the purchase price over the fair value of net assets of subsidiaries acquired and is amortized by charges to earnings over 10 to 40 years.

M. LONG-LIVED ASSETS. The Company continuously reviews the carrying value of its title plants, goodwill and other long-lived assets for possible impairment. Where appropriate, the book amounts are reduced to fair market values.

N. FAIR VALUES. The fair values of financial instruments, including cash, cash equivalents, notes receivable, notes payable, accounts payable and commitments, are determined by reference to various market data and other valuation techniques, as appropriate. The fair values of these financial instruments approximate their carrying values. Investments in debt and equity securities are carried at their fair values.

O. ESCROW FUNDS. Cash held in escrow for customers is excluded from the balance sheets.

P. COMPREHENSIVE INCOME. As of January 1, 1998, the Company adopted FAS 130 "Reporting Comprehensive Income". The Company's comprehensive income includes net earnings and all non-owner related changes to stockholders' equity, which is primarily unrealized gains on investments.

Q. DERIVATIVES AND HEDGING. The Company does not invest in hedging or derivative instruments nor does it intend to do so in the future. Accordingly, FAS 133 "Accounting for Derivative Instruments and Hedging Activities", which becomes effective January 1, 1999, will have no impact on the consolidated financial statements.

NOTE 2

NONRECURRING CHARGE. During the fourth quarter of 1997, the Company recorded a pretax charge of $1,905,000 representing the writeoff of goodwill in a subsidiary located in England that was sold in early 1998. This subsidiary was included in the REI segment of the Company's operations until its sale.

NOTE 3

INCOME TAXES. The following reconciles federal income taxes computed at the statutory rate with income taxes as reported.

                                                                     1998             1997            1996
                                                                    ------           -----            -----
                                                                                 ($000 Omitted)

   Expected income taxes at 35%.....................                26,714           8,288            8,007
   State income taxes...............................                 2,932             537              908
   Tax effect of permanent differences:
       Tax-exempt interest..........................                (1,779)         (1,640)          (1,407)
       Nondeductible items..........................                   661             558              465
       Equity income................................                  (517)           (687)            (343)
       Minority interests...........................                 1,775             915              530
       Other - net..................................                  (497)            420              281
                                                                    ------           -----            -----
    Income taxes....................................                29,289           8,391            8,441
                                                                    ======           =====            =====

   Effective income tax rate (%)....................                  38.4            35.4             36.9
                                                                    ======           =====            =====

         Deferred tax assets and liabilities at December 31, 1998 and 1997 were as follows:

                                                                    1998             1997
                                                                   ------           ------
                                                                       ($000 Omitted)
Deferred tax assets:
   Book over tax title loss provisions.......................      10,389           15,830
   Accruals not currently deductible.........................       1,035              302
   Net operating losses......................................         972              810
   Allowance for bad debts...................................         777            1,269
   Book over tax depreciation................................         898              359
   Writeoff of goodwill......................................          --              667
   Other.....................................................       2,103            1,023
                                                                   ------           ------
                                                                   16,174           20,260
   Less valuation allowance..................................      (1,008)            (805)
                                                                   ------           ------
                                                                   15,166           19,455


Deferred tax liabilities:
   Unrealized gains on investments...........................      (3,301)          (2,443)
   Investments in partnerships...............................        (835)            (985)
   Other.....................................................        (397)            (395)
                                                                   ------           ------
                                                                   (4,533)          (3,823)
                                                                   ------           ------
Net deferred tax assets......................................      10,633           15,632
                                                                   ======           ======


         The Company's valuation allowance relates to portions of certain subsidiary operating loss carryforwards and other deferred tax assets. Management believes future earnings will be sufficient to permit the Company to realize net deferred tax assets.

         There was a deferred tax expense of $4,142,000 in 1998, a deferred tax benefit of $1,886,000 in 1997 and a deferred tax expense of $596,000 in 1996.

NOTE 4

RESTRICTIONS ON CASH AND INVESTMENTS. The statutory reserve funds included in the accompanying financial statements are maintained to comply with legal requirements for statutory premium reserves and state deposits.
These funds are not available for any other purpose.

         A substantial majority of investments and cash at each year end was held by the Company's title insurer subsidiaries. Generally, the types of investments a title insurer can make are subject to legal restrictions. Furthermore, the transfer of funds by a title insurer to its parent or subsidiary operations, as well `as other related party transactions, are restricted by law and generally require the approval of state insurance authorities.

NOTE 5

DIVIDEND RESTRICTIONS. Substantially all of the consolidated retained earnings at each year end was represented by the retained earnings of Guaranty, which owns directly or indirectly substantially all of the subsidiaries included in the consolidation.

         Guaranty cannot pay a dividend in excess of certain limits without the approval of the Texas Insurance Commissioner. The maximum dividend which could have been paid without such approval in 1998 was $29,036,000. Guaranty paid dividends significantly less than maximum legal limits in 1998, 1997 and 1996.

         Dividends from Guaranty were also voluntarily restricted primarily to maintain statutory surplus and liquidity at competitive levels. The ability of a title insurer to pay claims can significantly affect the decision of lenders and other customers when buying a policy from a particular insurer.

NOTE 6

INVESTMENTS. The amortized costs and market values of investments in debt and equity securities at December 31 follow:

                                                     1998                                1997
                                          --------------------------          --------------------------
                                          Amortized           Market          Amortized           Market
                                            costs             values            costs             values
                                          ---------           ------          ---------           ------
                                                                  ($000 Omitted)

Debt securities:
Municipal.........................         128,745           133,533           106,645           110,627
Mortgage-backed...................           4,131             4,233            26,466            27,085
US Government.....................          23,325            24,086            24,344            24,867
Corporate and utilities...........          56,710            59,796            41,028            42,718

Equity securities.................           4,971             5,664             4,044             4,209
                                           -------           -------           -------           -------
                                           217,882           227,312           202,527           209,506
                                           =======           =======           =======           =======


         Gross unrealized gains and losses at December 31 were:

                                                       1998                                1997
                                            -------------------------           -------------------------
                                            Gains              Losses           Gains              Losses
                                            -----              ------           -----              ------
                                                                 ($000 Omitted)

Debt securities:
Municipal........................           5,006               218             4,013                31
Mortgage-backed..................             103                 1             1,433               814
US Government....................             789                28               636               113
Corporate and utilities..........           3,182                96             1,709                19

Equity securities................             749                56               165                --
                                            -----               ---             -----               ---
                                            9,829               399             7,956               977
                                            =====               ===             =====               ===




         Debt securities at December 31, 1998 mature, according to their contractual terms, as follows (actual maturities may differ because of call or prepayment rights):


                                                                            Amortized           Market
                                                                              costs             values
                                                                            ---------          -------
                                                                                   ($000 Omitted)

In one year or less..............................................              5,215             5,266
After one year through five years................................             46,652            48,317
After five years through ten years...............................            106,831           112,033
After ten years..................................................             50,082            51,799
Mortgage-backed securities.......................................              4,131             4,233
                                                                             -------           -------
                                                                             212,911           221,648
                                                                             =======           =======



         The Company believes its investment portfolio is diversified and expects no material loss to result from the failure to perform by issuers of the debt securities it holds. Investments made by the Company are not collateralized. The mortgage-backed securities are insured by GNMA and FNMA.

NOTE 7

INVESTMENT INCOME. Income from investments and net realized gains and losses from sales of investments for the three years follow:

                                                                 1998           1997            1996
                                                                ------         ------          ------
                                                                           ($000 Omitted)

Income:
   Debt  securities...........................................  12,143         11,938          11,376
   Short-term investments, cash equivalents
      and other...............................................   6,372          3,991           3,075
                                                                ------         ------          ------

                                                                18,515         15,929          14,451
                                                                ======         ======          ======


Realized gains and losses:
   Gains......................................................   1,923            571             632
   Losses.....................................................  (1,722)          (208)           (503)
                                                                ------         ------          ------
                                                                   201            363             129
                                                                ======         ======          ======


         The sales of securities resulted in proceeds of $54,368,000 in 1998, $30,870,000 in 1997 and $33,191,000 in 1996.

         Expenses assignable to investment income were insignificant. There were no significant investments at December 31, 1998 that did not produce income during the year.


NOTE 8

NOTES PAYABLE.

                                                                               1998              1997
                                                                              ------            ------
                                                                                   ($000 Omitted)

Banks
   Primarily unsecured, 5.2% to 8.5%, varying payments.............           13,174            17,384
Other than banks...................................................            3,020             1,703
                                                                              ------            ------

                                                                              16,194            19,087
                                                                              ======            ======



         The above notes are due $7,300,000 in 1999, $3,114,000 in 2000,
$3,781,000 in 2001, $520,000 in 2002, $129,000 in 2003 and $1,350,000
subsequent to 2003.

NOTE 9

ESTIMATED TITLE LOSSES. Provisions accrued, payments made and liability balances for the three years follow:

                                                                 1998            1997           1996
                                                                -------        -------         -------
                                                                           ($000 Omitted)

Balances at January 1................................           156,791        150,331         138,312

   Provisions........................................            39,226         29,794          33,830
   Payments..........................................           (25,041)       (23,334)        (21,231)
   Reserve balance acquired..........................               787             --              --
   Decrease in salvage...............................                --             --            (580)
                                                                -------        -------         -------
   Balances at December 31...........................           171,763        156,791         150,331
                                                                =======        =======         =======




         Provisions include amounts related to the current year of approximately $36,327,000, $27,188,000 and $32,863,000 for 1998, 1997 and 1996,
respectively. Payments related to the current year, including escrow and other loss payments, were approximately $5,977,000, $5,991,000 and $6,201,000 for 1998, 1997 and 1996, respectively.

         The above current year provision totals include provisions made for claims which are based on historical ratios of losses-to-premium revenues. See
Note 1(F) for the principles followed in accounting for title losses and related claims.



NOTE 10

 COMMON STOCK AND CLASS B COMMON STOCK. Holders of Common and Class B Common Stock have the same rights, except no cash dividends may be paid on Class B Common Stock. The two classes of stock vote separately when electing directors and on any amendment to the Company's certificate of incorporation that affects the two classes unequally.

          A provision of the by-laws requires an affirmative vote of at least two-thirds of the directors to elect officers or to approve any proposal which may come before the directors. This provision cannot be changed without a majority vote of each class of stock.

         Holders of Class B Common Stock may, with no cumulative voting rights, elect four directors if 525,000 or more shares of Class B Common Stock are outstanding; three directors if between 300,000 and 525,000 shares are outstanding; and none if less than 300,000 shares of Class B Common Stock are outstanding. Holders of Common Stock, with cumulative voting rights, elect the balance of the nine directors.

         Class B Common Stock may, at any time, be converted by its shareholders into Common Stock on a share-for-share basis, but all of the holders of Class B Common Stock have agreed among themselves not to convert their stock prior to January 2005. Such conversion is mandatory on any transfer to a person not a lineal descendant (or spouse, trustee, etc. of such descendant) of William H. Stewart.

         At December 31, 1998 and 1997, there were 72,910 shares (cost $233,000) of Common Stock held by a subsidiary of the Company. These shares are considered retired but may be issued from time to time in lieu of new shares.

NOTE 11

CHANGES IN COMMON STOCK. Changes in stock and additional paid-in capital for the years ended December 31, 1998, 1997 and 1996 were as follows:


                                                                                Class B     Additional
                                                                  Common        Common       paid-in
                                                                   Stock        Stock        capital
                                                                   -----        -----        ------
                                                                           ($000 Omitted)

Balances at December 31, 1995........................              5,865        525          45,945
   Acquisitions......................................                335         --           4,362
   Stock bonuses and other...........................                 15         --             313
   Exercise of stock options.........................                  1         --              10
   Foreign currency translation......................                 --         --             203
                                                                   -----        ---          ------
Balances at December 31, 1996........................              6,216        525          50,833
   Acquisitions......................................                137         --           1,634
   Stock bonuses and other...........................                 19         --             390
   Exercise of stock options.........................                  9         --             126
   Foreign currency translation......................                 --         --             (61)
                                                                   -----        ---          ------
Balances at December 31, 1997........................              6,381        525          52,922
   Acquisitions......................................                 41         --           1,659
   Stock bonuses and other...........................                 17         --             560
   Exercise of stock options.........................                101         --           1,442
   Tax benefit on stock options exercised ...........                 --         --             828
   Foreign currency translation......................                 --         --              51
   Treasury stock....................................                 --         --            (576)
                                                                   -----        ---          ------
Balances at December 31, 1998........................              6,540        525          56,886
                                                                   =====        ===          ======


NOTE 12

STOCK OPTIONS. A summary of the status of the Company's fixed stock option plans as of December 31, 1998, 1997 and 1996, and changes during the years ended on those dates, follows:

                                                                                          Exercise
                                                                            Shares        prices(1)
                                                                            ------        ---------
                                                                                             ($)
December 31, 1995...............................................            158,400         12.57
   Granted......................................................             37,900         21.09
   Exercised....................................................             (1,200)         9.17
                                                                           --------         -----
December 31, 1996...............................................            195,100         14.25
   Granted......................................................             38,400         19.85
   Exercised....................................................             (8,500)        15.77
   Forfeited....................................................             (6,900)        13.58
                                                                           --------         -----
December 31, 1997...............................................            218,100         15.20
   Granted......................................................             45,300         37.67
   Exercised....................................................           (101,400)        15.21
   Forfeited....................................................             (5,200)        15.82
                                                                           --------         -----
December 31, 1998...............................................            156,800         21.67
                                                                           ========         =====


(1) Weighted average

         At December 31, 1998, 1997 and 1996 there were 140,350, 186,838 and
179,049 options, respectively, exercisable. The weighted-average fair values of options granted during the years 1998, 1997 and 1996 were $14.35, $6.79 and $6.73, respectively.

         The following summarizes information about fixed stock options outstanding at December 31, 1998:

                                                --------------------------------------------------------
                                                       Range of exercise prices($)                Total
                                                9.17 to         19.50 to        37.56 to         9.17 to
                                                 15.38           21.50            37.88           37.88
                                                -------         --------        --------         -------
Options outstanding:
   Shares..................................      46,400          68,100           42,300        156,800
   Remaining contractual life-years(1).....         3.0             6.5              8.0            5.9
   Exercise price(1).......................        9.36           20.12            37.65          21.67
Options exercisable:
   Shares..................................      46,400          51,650           42,300        140,350
   Exercise price(1).......................        9.36           20.32            37.65          21.92
                                                 ------          ------           ------        -------

(1) Weighted average

         The Company applies APB 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Under FAS 123, compensation cost is recognized for the fair value of the employees' purchase rights, which is estimated using the Black-Scholes model. The Company assumed a dividend yield of 0.7%, an expected life of five to ten years for each option, expected volatility of 22.2% and risk-free interest rates between 5.0% and 6.3% for the years 1998, 1997 and 1996.

         Had compensation cost for the Company's plans been determined consistent with FAS 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:


                                                                  1998          1997          1996
                                                                 ------        ------        ------
                                                                           ($000 Omitted)

Net earnings:
      As reported.........................................       47,038        15,288        14,437
      Pro forma...........................................       46,615        15,119        14,271


Earnings per share:
      Net earnings-basic..................................         6.73          2.24          2.15
      Net earnings-assuming dilution......................         6.65          2.22          2.13
      Pro forma-assuming dilution.........................         6.59          2.19          2.11



NOTE 13

EARNINGS PER SHARE. The Company follows FAS 128 "Earnings per Share" which became effective for financial statements issued after December 15, 1997. All prior period earnings per share amounts have been restated to conform to the provisions of the Statement.

The Company's basic earnings per share figures were calculated by dividing net earnings by the weighted average number of shares of Common Stock and Class B Common Stock outstanding during the reporting period.

To calculate diluted earnings per share, the number of shares determined above was increased by assuming the issuance of all dilutive shares during the same reporting period. The treasury stock method was used in calculating the additional number of shares. The only potential dilutive effect on earnings per share for the Company related to its stock option plans.

In calculating the effect of the options and determining a figure for diluted earnings per share, the average number of shares used in calculating basic earnings per share was increased by 91,000 in 1998, 68,000 in 1997 and 59,000 in 1996.

NOTE 14

LEASES. The Company's expense for leased office space was $23,131,000 in 1998, $20,520,000 in 1997 and $18,586,000 in 1996. These are operating, noncancelable leases expiring over the next ten years. The future minimum lease payments are as follows (stated in thousands of dollars):


1999..............................................................   20,270
2000..............................................................   16,911
2001..............................................................   13,801
2002..............................................................   10,286
2003..............................................................    8,656
2004 and after....................................................    4,361
                                                                     ------
                                                                     74,285
                                                                     ======


NOTE 15

CONTINGENT LIABILITIES AND COMMITMENTS. The Company makes separate provisions for individual title losses over $750,000 and reviews claims in excess of this amount asserted against Guaranty when evaluating the adequacy of recorded reserves. See Note 1(F).

         Claims have been made at December 31, 1998 against Guaranty for amounts in excess of $750,000 for which no provision was made. Management believes, with the advice of counsel, the loss on these claims (1) will be resolved for less than $750,000 each or (2) cannot be reasonably estimated. Management believes any loss on these claims which cannot be estimated at December 31, 1998 will not be material in relation to the consolidated financial condition of the Company.

         The Company is contingently liable for disbursements of escrow funds held by agents in certain cases where specific insured closing guarantees have been issued.

         Various takeout commitments approximated $3,364,000 at December 31, 1998. Management believes adequate provisions have been made for any losses resulting from these commitments.


NOTE 16

REINSURANCE. As is the industry practice, the Company cedes risk to other underwriters in excess of certain underwriting limits. However, the Company remains liable if the reinsurer should fail to satisfy its obligations. The Company also assumes risk from other underwriters. A payment on an assumed risk or a recovery on a ceded risk is rare in the experience of the Company and the industry. The Company has not paid or recovered any reinsured losses during the three years ended December 31, 1998. The total amount of premiums for assumed and ceded risks was less than one percent of title premiums, fees and other revenues in each of the last three years.

NOTE 17

EQUITY IN INVESTEES. Certain summarized aggregate financial information for investees follows:


                                                              1998          1997          1996
                                                             ------        ------        ------
                                                                      ($000 Omitted)

For the year:
      Revenues.............................................  85,706        66,760        59,368
      Net earnings.........................................   5,360         4,808         3,120


As of December 31:
       Total assets........................................  47,331        30,508
       Stockholders' equity................................  19,760        17,389

NOTE 18

SEGMENT INFORMATION. The Company's two reportable segments are title and real estate information. The segments significantly influence business to each other because of the nature of their operations and their common customers.

         The title segment includes the functions of searching, examining, closing and insuring the condition of the title to real property. The real estate information segment provides services to the real estate and mortgage industries primarily through the electronic delivery of services needed for settlement. These services include title reports, flood determinations, property appraisals, document preparation, credit reports and other real estate information. In addition, this segment includes services related to tax-deferred exchanges, surveys, the accounting and operating systems of title agents and government authorities and the construction of title plants.

         The segments provide services through a network of offices, including both direct operations and agents, throughout the United States. The operations in the several international markets in which the Company does business are generally insignificant to consolidated results.

         Under the Company's internal reporting and accountability systems, most general corporate expenses are incurred by and charged to the title segment. Technology operating costs are also charged to the title segment, except for direct expenditures relating to the real estate information segment. These expenditures are charged to that segment. All investment income is included in the title segment as it is generated primarily from the investments of the title underwriting operations.

                                                            Real estate
                                             Title          information          Total
                                             -----          -----------          -----
                                                           ($000 omitted)

Revenues:
                                 1998        918,389           50,372            968,761
                                 1997        673,590           35,320            708,910
                                 1996        623,988           32,030            656,018
Pretax earnings (losses):

                                 1998         73,198            3,129             76,327
                                 1997         29,145           (5,466)(1)         23,679
                                 1996         22,462              416             22,878
Identifiable assets:
                                 1998        463,030           35,451            498,481
                                 1997        392,963           24,728            417,691

(1) Includes a nonrecurring pretax charge of $1,905,000 for a writeoff of goodwill in a subsidiary that was sold in 1998.


NOTE 19

QUARTERLY FINANCIAL INFORMATION (UNAUDITED).

                                                      Mar 31          June 30         Sept 30        Dec 31
                                                                 ($000 Omitted, except per share)

Revenues:
   1998........................................       197,042         235,439          250,425        285,855
   1997........................................       145,966         174,006          182,626        206,312

Net earnings:
   1998........................................         8,625          11,258           14,048         13,107
   1997........................................            64           5,528            5,487          4,209

Earnings per share-diluted:
   1998........................................          1.23            1.59             1.98           1.84
   1997........................................           .01             .81              .80            .61

STEWART TITLE GUARANTY COMPANY
STEWART TITLE INSURANCE COMPANY
Principal Underwriters of Stewart Information Services Corporation

UNCONSOLIDATED STATUTORY BALANCE SHEETS
From statutory Annual Statements as filed (unaudited)


                                                                                    Stewart Title        Stewart Title
December 31, 1998                                                                  Guaranty Company     Insurance Company
                                                                                   ----------------     -----------------
                                                                                              ($000 Omitted)

Admitted assets
  Bonds....................................................................              190,411               21,553
  Stocks - investments in affiliates.......................................              115,071                1,088
  Stocks - other...........................................................                6,507                   --
  Cash and bank deposits...................................................               28,630                1,990
  Short-term investments...................................................                8,731                   --
  Title plants.............................................................                4,797                  229
  Title insurance premiums, fees and other receivables ....................               13,590                  849
  Other....................................................................                9,049                  776
                                                                                         -------               ------
                                                                                         376,786               26,485
                                                                                         =======               ======

Liabilities, surplus and other funds
  Reserve for title losses.................................................               31,856                3,541
  Statutory premium reserve................................................              146,440                6,807
  Other....................................................................               14,524                1,200
                                                                                         -------               ------
                                                                                         192,820               11,548

Surplus as regards policyholders (Note)                                                  183,966               14,937
                                                                                         -------               ------
                                                                                         376,786               26,485
                                                                                         =======               ======


-------------------------------------------------------------------------------------------------------------------

Consolidated stockholder's equity (unaudited), based on generally accepted accounting principles (GAAP), for Stewart Title Guaranty Company at
December 31, 1998 was ($000 omitted)...........................................................   $228,950
                                                                                                  ========



Note: The amount shown above for stockholder's equity exceeds policyholder surplus primarily because under GAAP the statutory premium reserve and reserve for reported title losses are eliminated and estimated title loss reserves are substituted, net of applicable income taxes.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stewart Title of Monterey County as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles,

                                       /s/ GRANT BENNETT ACCOUNTANTS

                                       GRANT BENNETT ACCOUNTANTS
                                       A PROFESSIONAL CORPORATION
                                       Certified Public Accountants

January 7, 1997

To the Board of Directors
Stewart Title of California
San Jose, California

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

                                       /s/ GRANT BENNETT ACCOUNTANTS

                                       GRANT BENNETT ACCOUNTANTS
                                       A PROFESSIONAL CORPORATION
                                       Certified Public Accountants

January 7, 1997

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Stewart Title Dallas, Inc.
dba: Stewart Title North Texas, Inc,

We have audited the Statement of Assets and Liabilities of Trust (Escrow) Fund Accounts as of December 31, 1998, prepared from the accounts maintained at your office at 5728 LBJ Freeway, Dallas, Texas.

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

In our opinion, the Statement of Assets and Liabilities of Trust (Escrow) Fund Accounts referred to above presents fairly, in all material respects, the assets and liabilities of such accounts handled by Stewart Title Dallas, Inc. dba: Stewart Title North Texas, Inc. as of December 31, 1998 in conformity with generally accepted accounting principles.

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

/s/ WILKERSON & ARTHUR
Wilkerson & Arthur, P.C.

January 29, 1999

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Priority Title Company of Dallas, L.L.C.

We have audited the Statement of Assets and Liabilities of Trust (Escrow) Fund Accounts as of December 31, 1998, prepared from the accounts maintained at your office at 5728 LBJ Freeway, Dallas, Texas.

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

In our opinion, the Statement of Assets and Liabilities of Trust (Escrow) Fund Accounts referred to above presents fairly, in all material respects, the assets and liabilities of such accounts handled by Priority Title Company of Dallas, L.L.C. as of December 31, 1998 in conformity with generally accepted accounting principles.

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

/s/ WILKERSON & ARTHUR
Wilkerson & Arthur, P.C.

January 29, 1998

                       REPORT OF INDEPENDENT ACCOUNTANT

Stewart Title Company
El Paso, Texas

We have audited the Statement of Assets and Liabilities of Trust (Escrow) Fund Accounts as of December 31, 1998 and 1997, prepared from the accounts maintained at your office at 500 N. Mesa, Suite 300, El Paso, Texas.

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

In our opinion, the Statement of Assets and Liabilities of Trust (Escrow) Fund Accounts referred to above presents fairly, in all material respects, the assets and liabilities of such accounts handled by Stewart Title Company, El Paso, Texas, as of December 31, 1998 and 1997, in conformity with generally accepted accounting principles.

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

January 20, 1999

                       REPORT OF INDEPENDENT ACCOUNTANT

To: Stewart Title Company - Galveston
    Galveston, Texas

     We have audited the Statement of Assets and Liabilities of Trust (Escrow) Fund Accounts of Stewart Title Company - Galveston as of December 31, 1998 and 1997, prepared from the accounts maintained at your office at Galveston, Texas.

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

     In our opinion, the Statement of Assets and Liabilities of Trust (Escrow) Fund Accounts referred to above presents fairly, in all material respects, the assets and liabilities of such accounts handled by Stewart Title Company - Galveston, as of December 31, 1998 and 1997, in conformity with generally accepted accounting principles.

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

                                                               January 13, 1999

/s/ AARONSON, WHITE & COMPANY

Aaronson, White & Company
16010 Barker's Point Lane
Suite 175
Houston, Texas 77079

                       REPORT OF INDEPENDENT ACCOUNTANTS

To: Stewart Title of Montgomery County, Inc.
    The Woodlands, Texas

     We have audited the Statement of Assets and Liabilities of Trust (Escrow) Fund Accounts of Stewart Title of Montgomery County, Inc. as of December 31, 1998 and 1997, prepared from the accounts maintained at your office at The Woodlands, Texas.

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

     In our opinion, the Statement of Assets and Liabilities of Trust (Escrow) Fund Accounts referred to above presents fairly, in all material respects, the assets and liabilities of such accounts handled by Stewart Title of Montgomery County, Inc., as of December 31, 1998 and 1997, in conformity with generally accepted accounting principles.

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

                                                               January 20, 1999

/s/ AARONSON, WHITE & COMPANY

Aaronson, White & Company
16010 Barker's Point Lane
Suite 175
Houston, Texas 77079

                       REPORT OF INDEPENDENT ACCOUNTANTS

To: Stewart Title Company - Fort Bend
    Sugar Land, Texas

     We have audited the Statement of Assets and Liabilities of Trust (Escrow) Fund Accounts of Stewart Title Company - Fort Bend as of December 31, 1998 and 1997, prepared from the accounts maintained at your office at Sugar Land, Texas.

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

     In our opinion, the Statement of Assets and Liabilities of Trust (Escrow) Fund Accounts referred to above presents fairly, in all material respects, the assets and liabilities of such accounts handled by Stewart Title Company - Fort Bend, as of December 31, 1998 and 1997, in conformity with generally accepted accounting principles.

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

                                                               January 20, 1999
/s/ AARONSON, WHITE & COMPANY

Aaronson, White & Company
16010 Barker's Point Lane
Suite 175
Houston, Texas 77079

                       REPORT OF INDEPENDENT ACCOUNTANTS

To: Stewart Title Austin, Inc.
    Austin, Texas

     We have audited the Statement of Assets and Liabilities of Trust (Escrow) Fund Accounts of Stewart Title Austin, Inc. as of December 31, 1998 and 1997, prepared from the accounts maintained at your office at Austin, Texas.

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

     In our opinion, the Statement of Assets and Liabilities of Trust (Escrow) Fund Accounts referred to above presents fairly, in all material respects, the assets and liabilities of such accounts handled by Stewart Title Austin, Inc., as of December 31, 1998 and 1997, in conformity with generally accepted accounting principles.

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

                                                                January 8, 1999

/s/ AARONSON, WHITE & COMPANY

Aaronson, White & Company
16010 Barker's Point Lane
Suite 175
Houston, Texas 77079

                       REPORT OF INDEPENDENT ACCOUNTANTS

To: Pacific Title, L.C.
    Sugar Land, Texas

     We have audited the Statement of Assets and Liabilities of Trust (Escrow) Fund Accounts of Pacific Title, L.C. as of December 31, 1998 and 1997, prepared from the accounts maintained at your office at Sugar Land, Texas.

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

     In our opinion, the Statement of Assets and Liabilities of Trust (Escrow) Fund Accounts referred to above presents fairly, in all material respects, the assets and liabilities of such accounts handled by Pacific Title, L.C., as of December 31, 1998 and 1997, in conformity with generally accepted accounting principles.

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

                                                               January 20, 1999

/s/ AARONSON, WHITE & COMPANY

Aaronson, White & Company
16010 Barker's Point Lane
Suite 175
Houston, Texas 77079

                       REPORT OF INDEPENDENT ACCOUNTANTS

To: Stewart Title of Eagle Pass, Inc. d/b/a Title Guaranty
    Eagle Pass, Texas

     We have audited the Statement of Assets and Liabilities of Trust (Escrow) Fund Accounts of Stewart Title of Eagle Pass, Inc. d/b/a Title Guaranty as of December 31, 1998 and 1997, prepared from the accounts maintained at your office at Eagle Pass, Texas.

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

     In our opinion, the Statement of Assets and Liabilities of Trust (Escrow) Fund Accounts referred to above presents fairly, in all material respects, the assets and liabilities of such accounts handled by Stewart Title of Eagle Pass, Inc. d/b/a Title Guaranty, as of December 31, 1998 and 1997, in conformity with generally accepted accounting principles.

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

                                                               January 11, 1999

/s/ AARONSON, WHITE & COMPANY

Aaronson, White & Company
16010 Barker's Point Lane
Suite 175
Houston, Texas 77079

                         INDEPENDENT AUDITORS' REPORT

Board of Directors
Stewart Title of Houston

We have audited the Statements of Assets and Liabilities of Trust (Escrow) Fund Accounts as of December 31, 1998 and 1997, prepared from the accounts maintained in your office at 1980 Post Oak Boulevard, Houston, Texas.

The financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on the financial statements based on our audits. We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the Statements of Assets and Liabilities of Trust (Escrow) Fund Accounts referred to above present fairly, in all material respects, the assets and liabilities of such accounts handled by Stewart Title of Houston as of December 31, 1998 and 1997, in conformity with generally accepted accounting principles.

Our audits have been made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information contained in Exhibits C through F, inclusive, and Exhibit H of these reports is presented as additional information and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the examination of the Statements of Assets and Liabilities, and is fairly stated in all material respects in relation to the Statements of Assets and Liabilities, taken as a whole.


/s/ GRATZER, CLEM & COMPANY, P.C.

Gratzer, Clem & Company, P.C.
January 20, 1999

                         INDEPENDENT AUDITORS' REPORT

Board of Directors
Stewart Title Guaranty Company

We have audited the Statements of Assets and Liabilities of Trust (Escrow) Fund Accounts as of December 31, 1998 and 1997, prepared from the accounts maintained in your office at 1980 Post Oak Boulevard, Suite 650, Houston, Texas.

The financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on the financial statements based on our audits. We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the Statements of Assets and Liabilities of Trust (Escrow) Fund Accounts referred to above present fairly, in all material respects, the assets and liabilities of such accounts handled by Stewart Title Guaranty Company's National Title Services Division as of December 31, 1998 and 1997, in conformity with generally accepted accounting principles.

Our audits have been made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information contained in Exhibits C through F, inclusive, and Exhibit H of these reports is presented as additional information and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the examination of the Statements of Assets and Liabilities, and is fairly stated in all material respects in relation to the Statements of Assets and Liabilities, taken as a whole.


/s/ GRATZER, CLEM & COMPANY, P.C.

Gratzer, Clem & Company, P.C.
January 20, 1999

                         INDEPENDENT AUDITORS' REPORT

Managers
Priority Title Company of Houston, L.L.C.

We have audited the Statements of Assets and Liabilities of Trust (Escrow) Fund Accounts as of December 31, 1998 and 1997, prepared from the accounts maintained in your office at 1980 Post Oak Boulevard, Suite 1750, Houston, Texas.

The financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on the financial statements based on our audits. We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the Statements of Assets and Liabilities of Trust (Escrow) Fund Accounts referred to above present fairly, in all material respects, the assets and liabilities of such accounts handled by Priority Title Company of Houston, L.L.C. as of December 31, 1998 and 1997, in conformity with generally accepted accounting principles.

Our audits have been made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information contained in Exhibits C through F, inclusive, and Exhibit H of these reports is presented as additional information and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the examination of the Statements of Assets and Liabilities, and is fairly stated in all material respects in relation to the Statements of Assets and Liabilities, taken as a whole.


/s/ GRATZER, CLEM & COMPANY, P.C.

Gratzer, Clem & Company, P.C.
January 13, 1999

                         INDEPENDENT AUDITORS' REPORT

Managers
Premier Title Company of Houston, L.L.C.

We have audited the Statements of Assets and Liabilities of Trust (Escrow) Fund Accounts as of December 31, 1998 and 1997, prepared from the accounts maintained in your office at 1980 Post Oak Boulevard, Houston, Texas.

The financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on the financial statements based on our audits. We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the Statements of Assets and Liabilities of Trust (Escrow) Fund Accounts referred to above present fairly, in all material respects, the assets and liabilities of such accounts handled by Premier Title Company of Houston, L.L.C. as of December 31, 1998 and 1997, in conformity with generally accepted accounting principles.

Our audits have been made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information contained in Exhibits C through F, inclusive, and Exhibit H of these reports is presented as additional information and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the examination of the Statements of Assets and Liabilities, and is fairly stated in all material respects in relation to the Statements of Assets and Liabilities, taken as a whole.


/s/ GRATZER, CLEM & COMPANY, P.C.

Gratzer, Clem & Company, P.C.
January 13, 1999

                         INDEPENDENT AUDITORS' REPORT

Managers
MHI Title Company of Houston, L.L.C.

We have audited the Statements of Assets and Liabilities of Trust (Escrow) Fund Accounts as of December 31, 1998 and 1997, prepared from the accounts maintained in your office at 1980 Post Oak Boulevard, Houston, Texas.

The financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on the financial statements based on our audits. We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the Statements of Assets and Liabilities of Trust (Escrow) Fund Accounts referred to above present fairly, in all material respects, the assets and liabilities of such accounts handled by MHI Title Company of Houston, L.L.C. as of December 31, 1998 and 1997, in conformity with generally accepted accounting principles.

Our audits have been made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information contained in Exhibits C through F, inclusive, and Exhibit H of these reports is presented as additional information and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the examination of the Statements of Assets and Liabilities, and is fairly stated in all material respects in relation to the Statements of Assets and Liabilities, taken as a whole.


/s/ GRATZER, CLEM & COMPANY, P.C.

Gratzer, Clem & Company, P.C.
January 13, 1999

                         INDEPENDENT AUDITORS' REPORT

Managers
Allecon Title Agency, L.L.C.


We have audited the Statement of Assets and Liabilities of Trust (Escrow) Fund Accounts as of December 31, 1998, prepared from the accounts maintained in your office at 1980 Post Oak Boulevard, Suite 1785, Houston, Texas.

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

In our opinion, the Statement of Assets and Liabilities of Trust (Escrow) Fund Accounts referred to above presents fairly, in all material respects, the assets and liabilities of such accounts handled by Allecon Title Agency, L.L.C. as of December 31, 1998, in conformity with generally accepted accounting principles.

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


/s/ GRATZER, CLEM & COMPANY, P.C.

Gratzer, Clem & Company, P.C.
January 13, 1999

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Stewart Title Company - Beaumont Division
Beaumont, Texas 77706

We have audited the Statement of Assets and Liabilities of Trust (Escrow) Fund Accounts as of December 31, 1998, prepared from the accounts maintained at your office at 2390 N. Dowlen Road, Beaumont, Texas.

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

In our opinion, the Statement of Assets and Liabilities of Trust (Escrow) Fund Accounts referred to above presents fairly, in all material respects, the assets and liabilities of such accounts handled by Stewart Title Company - Beaumont Division, as of December 31, 1998, in conformity with generally accepted accounting principles.

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

                                    Very truly yours,

                                    /s/ EDGAR, KIKER & CROSS

                                    EDGAR, KIKER & CROSS, LLP
                                    Certified Public Accountants and Consultants
                                    January 19, 1999

RTE/ms

                         INDEPENDENT AUDITOR'S REPORT

Board of Directors
Stewart Title Company
Houston, Texas

I have examined the statements of assets and liabilities of trust (escrow) fund accounts as of December 31, 1998 and 1997, prepared from the accounts maintained at your office in San Antonio, Texas.

My examination, which was limited to such accounts, was made in accordance with generally accepted auditing standards, and accordingly included such tests of the accounting records and such other auditing procedures as I considered necessary in the circumstances.

In my opinion, the aforementioned statements of assets and liabilities of trust (escrow) fund accounts (not separately presented herein) present fairly the assets and liabilities of such accounts handled by the San Antonio Division of Stewart Title Company, as of December 31, 1998 and 1997, in accordance with generally accepted accounting principles, applied on a consistent basis.


                                       /s/ JIM S. WALKER

                                       Jim S. Walker
                                       Certified Public Accountant

Beaumont, Texas
January 20, 1999

                         INDEPENDENT AUDITORS' REPORT

Board of Directors
Stewart Title Company
Amarillo, Texas District Office


We have audited the accompanying Statement of Assets and Liabilities of Trust (Escrow) Fund Accounts as of December 31, 1998, prepared from the accounts maintained at your office at Amarillo, Texas. This financial statement is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement based on our audit.

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

January 15, 1999

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Stewart Title of Corpus Christi, Inc.
Corpus Christi, Texas

We have audited the Statement of Assets and Liabilities of Trust [Escrow] Fund Accounts as of December 31, 1998, prepared from the accounts maintained at your office at Corpus Christi, Texas. This financial statement is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit of the financial statement provides a reasonable basis for our opinion.

In our opinion, the Statement of Assets and Liabilities of Trust [Escrow] Fund Accounts referred to above presents fairly, in all material respects, the assets and liabilities of such accounts handled by Stewart Title of Corpus Christi, Inc., as of December 31, 1998, in conformity with generally accepted accounting principles.

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

February 4,1999

                       REPORT OF INDEPENDENT ACCOUNTANT


Board of Directors
Stewart Title of Lubbock, Inc.
7802 Indiana Avenue
Lubbock, Texas 79423


I have audited the accompanying Statement of Assets and Liabilities of Trust (Escrow) Accounts as of December 31, 1998 and 1997, prepared from the accounts maintained at your office at 7802 Indiana Avenue, Lubbock, Texas 79423.

These financial statements are the responsibility of the company's management. My responsibility is to express an opinion of these financial statements based on my audits. I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable base for my opinions.

In my opinion, the Statement of Assets and Liabilities of Trust (Escrow) Fund Accounts referred to above presents fairly, in all material respects, the assets and liabilities of such escrow accounts handled by Stewart Title of Lubbock, Inc., as of December 31, 1998 and 1997, in conformity with generally accepted accounting principles.

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

                                                       /s/ JESUS YEPEZ CPA

                                                            Jesus Yepez
                                                    Certified Public Accountant

Lubbock, Texas
January 21, 1999

                       REPORT OF INDEPENDENT ACCOUNTANT


Board of Directors
Stewart Title Guaranty Company
Houston, Texas


We have audited the Statement of Assets and Liabilities of Trust (Escrow) Fund Accounts as of December 31, 1998 and 1997, prepared from the accounts maintained at your office at 2401 Moores Lane, Texarkana, Texas.

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

In our opinion, the Statement of Assets and Liabilities of Trust (Escrow) Fund Accounts referred to above present fairly, in all material respects, the assets and liabilities of such accounts handled by Stewart Title of Texarkana as of December 31, 1998 and 1997, in conformity with generally accepted accounting principles.

Our audits have been made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information contained in Exhibits C through F, inclusive, and Exhibit H of these reports are presented as additional information and are not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the examinations of the basic statement of assets and liabilities, and is fairly stated in all material respects in relation to the basic statement of assets and liabilities, taken as a whole.


/s/ WILLIAMS & PEARCY

Williams & Pearcy, P.C.
February 3, 1999

                         Independent Auditor's Report

Stewart Title Company of Rockport, Inc.
Rockport, Texas


We have audited the Statement of Assets and Liabilities of Trust (Escrow) Fund Accounts as of December 31, 1998 prepared from the accounts maintained at your office at Rockport, Texas.

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

In our opinion, the Statement of Assets and Liabilities of Trust (Escrow) Fund Accounts referred to above presents fairly, in all material respects, the assets and liabilities of such accounts handled by Stewart Title Company of Rockport, Inc. as of December 31, 1998, in conformity with generally accepted accounting principles.

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


/s/ FLUSCHE, VAN BEVEREN, KILGORE, P.C.

FLUSCHE, VAN BEVEREN, KILGORE, P.C.
Corpus Christi, Texas
January 19, 1999

                         Independent Auditors' Report

Stewart Title of San Patricio County, Inc.
Portland, Texas

We have audited the Statement of Assets and Liabilities of Trust (Escrow) Fund Accounts as of December 31, 1998 prepared from the accounts maintained at your office at Portland, Texas.

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

In our opinion, the Statement of Assets and Liabilities of Trust (Escrow) Fund Accounts referred to above presents fairly, in all material respects, the assets and liabilities of such accounts handled by Stewart Title of San Patricio County, Inc. as of December 31, 1998, in conformity with generally accepted accounting principles.

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


                                        /s/ JENNINGS, HAWLEY & CO. P.C.

Corpus Christi, Texas
January 18, 1999

                                                                    SCHEDULE II


                    STEWART INFORMATION SERVICES CORPORATION
                                (PARENT COMPANY)

                    INCOME AND RETAINED EARNINGS INFORMATION


===================================================================================================================
                                                                                 Year Ended December 31,
                                                                         ----------------------------------------
                                                                           1998           1997             1996
                                                                         -------        ---------       ---------
                                                                                      (In thousands)
===================================================================================================================

Revenues
   Investment income ..................................................  $   583        $     701       $     439
   Other income .......................................................       --                3              --
                                                                         -------        ---------       ---------
                                                                             583              704             439

Expenses
   Employee costs .....................................................      229              201             163
   Other operating expenses ...........................................    3,006            2,098           1,515
   Depreciation and amortization ......................................       92               90             100
                                                                         -------        ---------       ---------
                                                                           3,327            2,389           1,778

Loss before taxes and equity in earnings of investees .................   (2,744)          (1,685)         (1,339)
Income taxes (benefit) ................................................     (566)            (502)           (458)
Equity in earnings of investees .......................................   49,216           16,471          15,318
                                                                         -------        ---------       ---------

Net income ............................................................   47,038           15,288          14,437

Retained earnings at beginning of year ................................  145,140          131,496         118,547
Cash dividends on Common Stock ($.28, $.26 and $.24 per
    share) ............................................................   (1,815)          (1,644)         (1,488)
                                                                         -------        ---------       ---------

Retained earnings at end of year ......................................  190,363        $ 145,140       $ 131,496
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

                                                                    SCHEDULE II
                                                                    (CONTINUED)

                    STEWART INFORMATION SERVICES CORPORATION
                                (PARENT COMPANY)

                           BALANCE SHEET INFORMATION

======================================================================================================================
                                                                                                    December 31,
                                                                                              ------------------------
                                                                                                1998           1997
                                                                                              ---------      ---------
                                                                                                   (In thousands)
======================================================================================================================


Assets
   Cash and cash equivalents.............................................................     $      13      $      13
                                                                                              ---------      ---------

   Short-term investments................................................................        11,439          9,001
                                                                                              ---------      ---------

   Receivables:
     Notes, including $6,918 and $7,324 from affiliates..................................         7,471          7,435
     Other, including $3,275 and $9,521 from affiliates..................................         4,038         10,522
     Less allowance for uncollectible amounts............................................           (20)           (20)
                                                                                              ---------      ---------
                                                                                                 11,489         17,937

   Furniture and equipment at cost.......................................................           202            183
   Less accumulated depreciation.........................................................          (104)           (95)
                                                                                              ---------      ---------
                                                                                                     98             88

   Title plants, at cost.................................................................            48             48
   Investments in investees..............................................................       238,095        182,754
   Other assets..........................................................................         4,313          3,482
                                                                                              ---------      ---------
                                                                                              $ 265,495      $ 213,323
                                                                                              =========      =========

Liabilities
     Notes payable, including $ - and $ - from affiliates................................     $   1,097            685
     Accounts payable and accrued liabilities............................................         3,955          3,134

Contingent liabilities and commitments

Stockholders' equity
   Common - $1 par, authorized 15,000,000 issued and outstanding 6,539,965 and
      6,381,046..........................................................................         6,540          6,381
   Class B Common - $1 par, authorized 1,500,000 and outstanding 525,006.................           525            525
   Additional paid-in-capital............................................................        56,886         52,922
   Retained earnings (1).................................................................       190,363        145,140
   Accumulated other comprehensive earnings..............................................         6,129          4,536
                                                                                              ---------      ---------
          Total stockholders' equity ($36.86 and $30.34 per share).......................       260,443        209,504
                                                                                              ---------      ---------
                                                                                              $ 265,495      $ 213,323
                                                                                              =========      =========


(1) Includes undistributed earnings of subsidiaries of $184,179 in 1998 and $142,596 in 1997.

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

                                                                    SCHEDULE II
                                                                    (CONTINUED)

                    STEWART INFORMATION SERVICES CORPORATION
                                (PARENT COMPANY)

                             CASH FLOWS INFORMATION

===================================================================================================================
                                                                                   Year Ended December 31,
                                                                        -------------------------------------------
                                                                          1998              1997             1996
                                                                        ---------        ---------        ---------
                                                                                       (In thousands)
===================================================================================================================

Cash flow from operating activities (Note)...........................   $  (2,805)       $  (3,645)       $  (3,956)

Cash flow from investing activities:
   Proceeds from investments sold....................................          --            1,619               --
   Purchases of investments, excluding mortgage loans................      (2,438)              --           (6,247)
   Dividends received from unconsolidated subsidiaries...............       7,633            4,583           11,090
   Increases in mortgages and other notes receivable.................        (300)            (364)             (70)
   Collections on mortgages and other notes receivable...............         265               23              227
   Cash paid for the acquisition of subsidiaries.....................      (2,500)            (900)            (101)
                                                                        ---------        ---------        ---------
Cash provided (used) by investing activities.........................       2,660            4,961            4,899
                                                                        ---------        ---------        ---------

Cash flow from financing activities:
   Dividends paid....................................................      (1,815)          (1,644)          (1,488)
   Proceeds of notes payable.........................................         417              106              610
   Payments on notes payable.........................................          --               --              (30)
   Proceeds from issuance of stock...................................       1,543              135               11
                                                                        ---------        ---------        ---------
Cash provided (used) by financing activities.........................         145           (1,403)            (897)
                                                                        ---------        ---------        ---------

(Decrease) increase in cash and cash equivalents.....................   $      --        $     (87)       $      46
                                                                        =========        =========        =========


Note:  Reconciliation of net income to the above amounts:
   Net income........................................................   $  47,038        $  15,288        $  14,437
   Add (deduct):
      Depreciation and amortization..................................          92               90              100
      Provision for uncollectible amounts - net......................          --               --               20
      Increase in accounts receivable - net..........................      (1,060)          (3,267)          (3,207)
      Increase (decrease) in accounts payable and accrued
         liabilities - net...........................................         508              671              264
      Equity in net earnings of investees............................     (49,216)         (16,471)         (15,318)
      Stock bonuses paid.............................................         577              409              328
      Treasury stock acquired........................................        (576)              --               --
      Other - net....................................................        (152)            (365)            (580)
                                                                        ---------        ---------        ---------
Cash used by operating activities....................................   $  (2,805)       $  (3,645)       $  (3,956)
                                                                        =========        =========        =========

Supplemental information:
     Income taxes paid ..............................................         --               --               --
     Interest paid ..................................................         --               --               --



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

         Certain amounts in the 1997 and 1996 Parent Company financial statements have been reclassified for comparative purposes. Net earnings, as previously reported, were not affected.

         Total dividends received from unconsolidated subsidiaries for 1998, 1997 and 1996 were $90,000, $9,633,000, and $8,583,000, respectively.

                                                                     SCHEDULE V


           STEWART INFORMATION SERVICES CORPORATION AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                               DECEMBER 31, 1998

=========================================================================================================================
               Col. A                    Col. B                 Col. C                       Col. D            Col. E
                                                              Additions
=========================================================================================================================
                                         Balance       Charged       Charged to
                                           at             to           other                                  Balance
                                        beginning      cost and       accounts            -Deductions-         at end
              Description               of period      expenses       describe             described         of period
=========================================================================================================================

Stewart Information Services
   Corporation and subsidiaries:


Year ended December 31, 1996:
  Estimated title losses.............. $138,312,534   $33,829,851              --       $21,810,822 (A)      $150,331,563
  Allowance for uncollectible
   amounts............................    6,498,947     1,575,000              --         1,404,356 (B)         6,669,591

Year ended December 31, 1997:
  Estimated title losses..............  150,331,563    29,794,444              --        23,334,625 (A)       156,791,382
  Allowance for uncollectible
   amounts............................    6,669,591     1,596,000              --         2,713,742 (B)         5,551,849

Year ended December 31, 1998:
  Estimated title losses..............  156,791,382    39,226,182         787,000 (C)    25,041,558 (A)       171,763,006
  Allowance for uncollectible
     amounts..........................    5,551,849     2,110,000              --         2,859,144 (B)         4,802,705


Stewart Information Services
   Corporation - Parent:


Year ended December 31, 1996:
 Allowance for uncollectible amounts..           --   $    20,000              --                --              $ 20,000

Year ended December 31, 1997:
 Allowance for uncollectible amounts..       20,000            --              --                --                20,000

Year ended December 31, 1998:
 Allowance for uncollectible amounts..       20,000            --              --                --                20,000

(A) Represents payments of policy losses and loss adjustment expenses during the year, less salvage collections.

(B) Represents uncollectible accounts written off.

(C) Represents estimated title loss reserve acquired.

                               INDEX TO EXHIBITS





 Exhibit
 -------

 3.1        -   Certificate  of  Incorporation  of the  Registrant,  as amended  April 30,  1993
                (incorporated  by  reference  herein from  Exhibit 3.1 of Annual  Report on Form
                10-K for the fiscal year ended December 31, 1997)

 3.2        -   By-Laws  of the  Registrant  , as amended  September  1, 1998  (incorporated  by reference  herein  from  Exhibit  3.2 of  Quarterly  Report on Form 10-Q for the
                quarter ended September 30, 1998

 4          -   Rights of Common and Class B Common  Stockholders  (incorporated by reference to
                Exhibits 3.1 and 3.2 hereto)

10.1        -   Summary of agreements as to payment of bonuses to certain executive officers

10.2        -   Deferred  Compensation  Agreements  dated March 10, 1986,  amended July 24, 1990 and October 30, 1992,  between the  Registrant  and certain  executive  officers
                (incorporated  by reference  herein from  Exhibit 10.2 of Annual  Report on Form
                10-K for the fiscal year ended December 31, 1997)

21          -   Subsidiaries of the Registrant

23          -   Consents of Independent  Certified  Public  Accountants,  including  consents of incorporation  by reference of their reports to previously  filed Securities Act registration statements

27          -   Financial Data Schedule