Form 10-Q
period 1999-03-31
STEWART INFORMATION SERVICES CORP
filed 1999-05-12
CIK 94344

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549




(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended March 31, 1999



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
(Former name,former address and former fiscal year,if changed since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.   Yes X    No
                           ---     ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                           Common             6,648,217
                   Class B Common               525,006

                                    FORM 10-Q
                                QUARTERLY REPORT
                          Quarter Ended March 31, 1999





                                TABLE OF CONTENTS





Item No.                                                                  Page
--------                                                                  ----

                                     Part I


  1.             Financial Statements                                       1

  2.             Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                        5


  3.             Quantitative and Qualitative Disclosures About
                 Market Risk                                                7


                                    Part II


  1.             Legal Proceedings                                          9

  5.             Other Information                                          9

  6.             Exhibits and Reports on Form 8-K                           8


                 Signature                                                 10

                    STEWART INFORMATION SERVICES CORPORATION

                       CONSOLIDATED STATEMENTS OF EARNINGS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 1999 and 1998





                                                                                THREE MONTHS ENDED
                                                                                ------------------
                                                                                 MAR 31     MAR 31
                                                                                  1999       1998
                                                                                -------    -------

                                                                                   ($000 Omitted)


Revenues
    Title premiums, fees and other revenues                                     227,716    180,984
    Real estate information services                                             15,091     11,716
    Investment income                                                             4,907      4,274
    Investment gains - net                                                          164         68
                                                                                -------    -------
                                                                                247,878    197,042

Expenses
    Amounts retained by agents                                                  112,134     85,910
    Employee costs                                                               69,499     55,074
    Other operating expenses                                                     36,461     29,812
    Title losses and related claims                                               9,266      8,215
    Depreciation and amortization                                                 3,875      3,270
    Interest                                                                        286        387
    Minority interests                                                              990        902
                                                                                -------    -------
                                                                                232,511    183,570
                                                                                -------    -------

Earnings before taxes                                                            15,367     13,472
Income taxes                                                                      5,767      4,847
                                                                                -------    -------

Net earnings                                                                      9,600      8,625
                                                                                =======    =======



Average number of shares outstanding - assuming dilution (000)                    7,168      7,015

Earnings per share - basic                                                         1.35       1.25

Earnings per share - diluted                                                       1.34       1.23
                                                                                =======    =======

Comprehensive earnings:
Net earnings                                                                      9,600      8,625
Changes in unrealized investment gains, net of taxes of
     $(1,190) and $(339)                                                         (2,210)      (628)
                                                                                -------    -------
Comprehensive earnings                                                            7,390      7,997
                                                                                =======    =======


                    STEWART INFORMATION SERVICES CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1999 AND DECEMBER 31, 1998





                                                                       MAR 31        DEC 31
                                                                        1999          1998
                                                                     ----------    ----------
                                                                          ($000 Omitted)
      Assets
          Cash and cash equivalents                                     47,200        44,883
          Short-term investments                                        60,497        59,446
          Investments - statutory reserve funds                        167,774       164,554
          Investments - other                                           56,848        62,758
          Receivables                                                   43,310        46,732
          Property and equipment                                        37,266        36,392
          Title plants                                                  24,111        23,608
          Goodwill                                                      25,808        23,615
          Deferred income taxes                                         11,915        10,633
          Other                                                         22,643        25,860
                                                                    ----------    ----------

                                                                       497,372       498,481
                                                                    ==========    ==========



      Liabilities
          Notes payable                                                 15,547        16,194
          Accounts payable and accrued liabilities                      33,692        44,578
          Estimated title losses                                       172,137       171,763
          Minority interests                                             6,468         5,503

      Contingent liabilities and commitments

      Stockholders' equity
          Common and Class B Common Stock and
            additional paid-in capital                                  66,174        63,951
          Retained earnings                                            199,435       190,363
          Accumulated other comprehensive earnings                       3,919         6,129
                                                                    ----------   -----------
            Total stockholders' equity ($37.88 per share at
              March 31, 1999)                                          269,528       260,443
                                                                    ----------   -----------
                                                                       497,372       498,481
                                                                    ==========   ===========




                    STEWART INFORMATION SERVICES CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998


                                                                                THREE MONTHS ENDED
                                                                              ---------------------
                                                                               MAR 31        MAR 31
                                                                                1999         1998
                                                                              --------     --------
                                                                                  ($000 Omitted)


    Cash provided by operating activities (Note)                                 9,858       12,030


    Investing activities:
       Purchases of property and equipment and title plants - net               (4,874)      (4,126)
       Proceeds from investments matured and sold                                8,034       16,900
       Purchases of investments                                                 (9,469)     (28,214)
       Increases in notes receivable                                            (1,617)      (1,100)
       Collections on notes receivable                                             350          517
       Cash received (paid)for the sale or purchase of subsidiaries - net        1,817         (743)
                                                                              --------     --------
    Cash used by investing activities                                           (5,759)     (16,766)


    Financing activities:
       Dividends paid                                                             (527)        (449)
       Distribution to minority interests                                         (530)        (535)
       Proceeds from issuance of stock                                             104          354
       Proceeds of notes payable                                                 2,346        3,498
       Payments on notes payable                                                (3,175)      (1,096)
                                                                              --------     --------
    Cash (used) provided by financing activities                                (1,782)       1,772
                                                                              --------     --------

    Increase (decrease) in cash and cash equivalents                             2,317       (2,964)
                                                                             =========    =========





    NOTE:  Reconciliation of net earnings to the above amounts -

    Net earnings                                                                 9,600        8,625
    Add (deduct):
         Depreciation and amortization                                           3,875        3,270
         Provision for title losses in excess of payments                          374        4,265
         Provision for uncollectible amounts - net                                (160)        (508)
         Decrease (increase) in accounts receivable - net                        9,070       (2,889)
         Decrease in accounts payable and accrued liabilities - net            (12,802)        (637)
         Minority interest expense                                                 990          902
         Equity in net earnings of investees                                      (274)        (320)
         Realized investment gains - net                                          (164)         (68)
         Stock bonuses                                                             527          342
         Increase in other assets                                               (1,224)         (91)
         Other, net                                                                 46         (861)
                                                                              --------     --------

    Cash provided by operating activities                                        9,858       12,030
                                                                              ========     ========

                    STEWART INFORMATION SERVICES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS








Note 1:   Interim Financial Statements

The financial information contained in this report for the three month periods ended March 31, 1999 and 1998, and as at March 31, 1999, is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of this information for all unaudited periods, consisting only of normal recurring accruals, have been made. The results of operations for the interim periods are not necessarily indicative of results for a full year.

Certain amounts in the 1998 consolidated financial statements have been reclassified for comparative purposes. Net earnings, as previously reported, were not affected.


Note 2:   Segment Information

The Company's two reportable segments are title and real estate information. Selected financial information related to these segments follows:


                                        Real Estate
                          Title         information          Total
                          -----         -----------          -----
                                      (000's omitted)
Revenues:
---------
Three months ended
     3/31/99             232,787          15,091            247,878
     3/31/98             185,326          11,716            197,042

Pretax Earnings:
----------------
Three months ended
     3/31/99             13,805            1,562             15,367
     3/31/98             12,835              637             13,472

Identifiable Assets:
--------------------
     3/31/99             454,344          43,028            497,372
    12/31/98             463,030          35,451            498,481



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

Mortgage interest rates, on the average, fell from 7.6% in 1997 to 6.94% in 1998 and hovered around 7% in the first quarter of 1999. In the first half of 1998 rates rose slightly above 7% and stayed just below 7% for the rest of the year and into the first three months of 1999.

Operating in these mortgage interest rate environments and a strong general economy, real estate activity began to increase in late 1997. Strong activity in home sales continued through 1998. Refinancing transactions rose in the last month of 1997 and in the first quarter of 1998 to record levels, decreased in the second and third quarters and then increased dramatically to still another record level in the fourth quarter of 1998.

A good housing market continued into 1999. According to published data, sales of existing and new homes, along with housing starts, were up in the first two months of 1999 when compared to the same period last year. Refinance activity dropped from representing 54 percent of total applications in the first three months of 1998 to 50 percent in the same period of 1999, as reported by the National Mortgage Banker's Association. Refinance activity represented approximately 40 percent of application volume in the first two weeks of April 1999.

A comparison of the results of operations of the Company for the first three months of 1999 with the first three months of 1998 follows.

REVENUES

Revenues from title premiums and fees increased $46.7 million, or 25.8%, from a year ago. Mortgage interest rates, on average, were slightly lower in the early part of 1999 than in the same period a year ago, increasing real estate transactions. Strong order counts in the last few months of 1998 and a healthy real estate market in the first quarter of 1999 generated additional first quarter revenues.

The number of closings handled by the Company increased 15.7%. Closings increased in California, Texas, Arizona and most other states. The average revenue per closing increased slightly in 1999 due, in part, to a fewer number of refinancings with their lower premiums. Increases in revenues from agents and commercial transactions contributed to higher revenues in 1999.

Other revenues in the first quarter of 1999 included a $1.1 million pretax gain resulting from a settlement of a lawsuit and a related sale of an equity ownership in a title agency.

Real estate information revenues were $15.1 million in 1999 and $11.7 million in 1998. The increase was primarily due to a healthy real estate environment and new businesses started or acquired in 1998.

Investment income increased 14.8% in 1999 due to an increase in the average balances invested.

EXPENSES

Amounts retained by agents increased $26.2 million, or 30.5%, over the comparable period in 1998. The percentage of retention by agents to the amounts of revenues from agents was 80.9% and 80.0% for the three months ended March 31, 1999 and March 31, 1998, respectively.

Employee expenses increased $14.4 million, or 26.2%, in 1999 primarily because of a higher average number of employees during the first quarter of 1999 compared to a year ago and increased average rates of compensation.

The Company continued to maintain higher staff levels in comparison with a year ago. Increases were in areas of automating services rendered to customers and improving its own processes, real estate information services that are being developed and sold to customers and the expansion of its national marketing efforts.

The Company believes the development and sale of new products and services is important to its future. Through automated operating processes, the Company expects to add customer services and revenues while reducing operating expenses and title losses in the future.

Other operating expenses increased by $6.6 million, or 22.3%, primarily because of the increase in transaction volume. Expenses that increased include REI expenses, rent, computer costs and business promotion. Other operating expenses also include title plant expenses, supplies, telephone, travel, premium taxes, policy forms, search fees and delivery costs. Most of these expenses follow, to varying degrees, the changes in transaction volume and revenues.

Provisions for title losses and related claims were up $1.1 million, or 12.8% in 1999. As a percentage of title premiums, fees and related revenues, the provision in the first quarter of 1999 decreased to 4.1% versus 4.5% in 1998. The continued improvement in industry trends in claims and the Company's improved experience in claims have led to lower loss ratios. An overall increase in refinancing transactions in recent years, which results in lower loss exposure, also reduced loss ratios.

The provision for income taxes represented effective tax rates of 37.5% and 36.0% in 1999 and 1998, respectively.

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

Most of this software was developed by the Company in recent years with Y2K issues in mind. The Company has substantially completed its assessment and remediation of this software. All remaining remediation and testing is scheduled to be completed during the second and third quarters of 1999. Implementation is being carried out as remediation is completed, with all implementation expected to be completed in the third quarter of 1999. In addition to its work on internally-developed computer software, the Company has conducted an inventory of its systems worldwide. This inventory includes software and hardware acquired from third parties for use by the Company. The inventory also includes critical non-information technology systems which may house non-compliant, imbedded technology, such as fax machines, photocopiers, telephone facilities and other common devices. Assessment of these systems is on-going, and any necessary remediation is scheduled for completion by the end of the second quarter of 1999. Mission-critical systems have been given high priority.

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

The Company expects to complete its Y2K program in a timely manner. However, the Company believes that it is not possible to determine with certainty that all Y2K issues have been identified or corrected. The number of devices that could be affected and the interactions among these devices are simply too numerous. In addition, the Company cannot accurately predict how many failures related to the

Y2K problem will occur or the severity, duration or financial consequences of such failures. The Company has hired an outside Y2K consultant to assist the Company in meeting its goals and in developing contingency plans to define and address the worst-case scenario likely to be faced. The plan is expected to be in place by the end of the second quarter of 1999.

The Company has spent approximately $1.3 million from 1997 through the first quarter of 1999 directly related to assessing, remediating and testing its information technology systems. These amounts have been funded from operations.

The Company currently estimates that the total cost of its Y2K compliance program will not exceed $3.5 million. A significant portion of the remaining costs are expected to be incurred during the second and third quarters of 1999.

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

FORWARD LOOKING STATEMENTS

All statements included in this report, other than statements of historical facts, which address activities, events or developments that the Company expects or anticipates will or may occur in the future are forward-looking statements. Such forward-looking statements are subject to risks and uncertainties including, among other things, changes in mortgage interest rates, employment levels, actions of competitors, changes in real estate markets, general economic conditions and legislation (primarily legislation related to insurance) and other risks and uncertainties discussed in the Company's filings with the Securities and Exchange Commission.


Item 3:  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company's investment strategies, types of financial instruments held or the risks associated with such instruments which would materially alter the market risk disclosures made in the Company's Annual Statement on Form 10-K for the year ended December 31, 1998.

                                     PART II







                                                                        Page
                                                                      ----------


  Item 1.  Legal Proceedings                                              9


  Item 5.  Other Information                                              9


  Item 6.  Exhibits and Reports on Form 8-K


      (a)  Index to exhibits


      (b) There were no reports on Form 8-K filed during the quarter ended March 31, 1999.

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


ITEM 5.  OTHER INFORMATION

         On March 15, the Registrant's Board of Directors approved a two-for-one split of the Registrant's Common Stock, $1.00 par value ("Common Stock"), and Class B Common Stock, $1.00 par value, to be effected in the form of a stock dividend. The stock split was contingent on approval of an amendment to the Certificate of Incorporation of the Registrant by its stockholders, increasing the number of authorized shares of Common Stock from 15 million to 30 million. Such amendment was approved by the Registrant's stockholders on April 30, 1999. Accordingly, each stockholder of record of the Registrant at the close of business on May 7, 1999 will receive one additional share for each share owned on that date. The stock dividend will be paid on May 21, 1999.

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






May 12, 1999
------------
    Date






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