Form 10-Q
period 1999-06-30
STEWART INFORMATION SERVICES CORP
filed 1999-08-12
CIK 94344

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549




(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended June 30, 1999



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
(Former name,former address and former fiscal year,if changed since last report)



Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days. Yes  X   No
                          ---     ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                           Common            13,535,228
                      Class B Common          1,050,012

                                    FORM 10-Q
                                QUARTERLY REPORT
                           Quarter Ended June 30, 1999





                                TABLE OF CONTENTS





Item No.                                                                  Page
--------                                                                  ----

                                     Part I


  1.             Financial Statements                                       1

  2.             Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                        5

  3.             Quantitative and Qualitative Disclosures About
                 Market Risk                                                8





                                    Part II


  1.             Legal Proceedings                                         10

  5.             Other Information                                         10

  6.             Exhibits and Reports on Form 8-K                           9


                 Signature                                                 11

                    STEWART INFORMATION SERVICES CORPORATION

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                      FOR THE QUARTERS AND SIX MONTHS ENDED
                             JUNE 30, 1999 and 1998





                                                  SECOND QUARTER                 SIX MONTHS
                                               ---------------------        --------------------

                                                  1999       1998             1999        1998
                                               ----------  ---------         --------   --------
                                                    ($000 Omitted)             ($000 Omitted)


Revenues
    Title premiums, fees and other revenues       275,117    218,543          502,833    399,527
    Real estate information services               16,225     12,131           31,316     23,847
    Investment income                               4,885      4,502            9,792      8,776
    Investment gains - net                           (134)       263               30        331
                                                ---------   --------         --------   --------
                                                  296,093    235,439          543,971    432,481

Expenses
    Amounts retained by agents                    142,262    103,781          254,396    189,691
    Employee costs                                 73,964     63,172          143,463    118,245
    Other operating expenses                       43,116     34,669           79,577     64,482
    Title losses and related claims                11,920     10,024           21,186     18,239
    Depreciation and amortization                   4,318      3,591            8,193      6,861
    Interest                                          310        396              596        783
    Minority interests                              1,436      1,527            2,426      2,429
                                                ---------   --------         --------   --------
                                                  277,326    217,160          509,837    400,730
                                                ---------   --------         --------   --------

Earnings before taxes                              18,767     18,279           34,134     31,751
Income taxes                                        7,041      7,021           12,808     11,868
                                                ---------   --------         --------   --------

Net earnings                                       11,726     11,258           21,326     19,883
                                                =========   ========         ========   ========



Average number of shares outstanding -
    assuming dilution (000)                        14,581     14,128           14,461     14,084

Earnings per share - basic (1)                       0.81       0.81             1.49       1.43

Earnings per share - diluted  (1)                    0.80       0.80             1.47       1.41
                                                =========  =========         ========   ========

Comprehensive earnings:
Net earnings                                       11,726     11,258           21,326     19,883
Changes in unrealized investment gains,
   net of taxes of $(2,060), $10, $(3,250)
   and $(329), respectively                        (3,825)        17           (6,035)      (611)
                                                ---------   --------          --------  --------
Comprehensive earnings                              7,901     11,275           15,291     19,272
                                                =========  =========          ========  ========


(1) Restated for a two-for-one stock split in May 1999.

                    STEWART INFORMATION SERVICES CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1999 AND DECEMBER 31, 1998



                                                                       JUNE 30       DEC 31
                                                                        1999          1998
                                                                     ----------    ----------
                                                                          ($000 Omitted)

      Assets
          Cash and cash equivalents                                     42,241        44,883
          Short-term investments                                        66,460        59,446
          Investments - statutory reserve funds                        173,088       164,554
          Investments - other                                           62,751        62,758
          Receivables                                                   44,161        46,732
          Property and equipment                                        40,391        36,392
          Title plants                                                  24,267        23,608
          Goodwill                                                      29,149        23,615
          Deferred income taxes                                         12,963        10,633
          Other                                                         25,561        25,860
                                                                    ----------    ----------

                                                                       521,032       498,481
                                                                    ==========    ==========



      Liabilities
          Notes payable                                                 15,920        16,194
          Accounts payable and accrued liabilities                      39,788        44,578
          Estimated title losses                                       176,931       171,763
          Minority interests                                             6,543         5,503

      Contingent liabilities and commitments

      Stockholders' equity
          Common and Class B Common Stock and
            additional paid-in capital                                  71,137        63,951
          Retained earnings                                            210,619       190,363
          Accumulated other comprehensive earnings                          94         6,129
                                                                    ----------   -----------
            Total stockholders' equity ($19.32 per share at
              June 30, 1999)                                           281,850       260,443
                                                                    ----------   -----------

                                                                       521,032       498,481
                                                                    ==========   ===========



                    STEWART INFORMATION SERVICES CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998





                                                                             1999         1998
                                                                           --------     --------
                                                                                ($000 Omitted)


    Cash provided by operating activities (Note)                             31,274       36,937


    Investing activities:
         Purchases of property and equipment and title plants - net         (12,756)      (8,533)
         Proceeds from investments matured and sold                          15,426       24,365
         Purchases of investments                                           (37,783)     (45,438)
         Increases in notes receivable                                       (5,850)      (1,541)
         Collections on notes receivable                                      5,114        1,029
         Proceeds from sale of equity investment                              8,140            0
         Cash paid for the acquisition of subsidiaries - net                 (3,050)        (823)
                                                                         ----------    ---------
    Cash used by investing activities                                       (30,759)     (30,941)


    Financing activities:
         Dividends paid                                                      (1,069)        (903)
         Distribution to minority interests                                  (1,696)      (1,732)
         Proceeds from issuance of stock                                         64        1,893
         Proceeds of notes payable                                            4,129        3,134
         Payments on notes payable                                           (4,585)      (3,015)
                                                                         ----------    ---------
    Cash used by financing activities                                        (3,157)        (623)
                                                                         ----------    ---------

    (Decrease) increase in cash and cash equivalents                         (2,642)       5,373
                                                                         ==========   ==========




     NOTE:  Reconciliation of net earnings to the above amounts -

     Net earnings                                                            21,326       19,883
     Add (deduct):
           Depreciation and amortization                                      8,193        6,861
           Provision for title losses in excess of payments                   4,618        7,169
           Provision for uncollectible amounts - net                           (300)        (850)
           Decrease (increase) in accounts receivable - net                   3,833       (3,042)
           (Decrease) increase in accounts payable and
               accrued liabilities - net                                     (6,603)       4,850
           Minority interest expense                                          2,426        2,429
           Equity in net earnings of investees                                 (559)          15
           Realized investment gains - net                                      (30)        (331)
           Gain on sale of equity investment                                 (1,145)           0
           Stock bonuses                                                        588          342
           Increase in other assets                                          (1,743)        (785)
           Other - net                                                          670          396
                                                                         ----------     ---------

     Cash provided by operating activities                                   31,274       36,937
                                                                         ==========     =========

                    STEWART INFORMATION SERVICES CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS








Note 1:   Interim Financial Statements

The financial information contained in this report for the three and six month periods ended June 30, 1999 and 1998, and as of June 30, 1999, is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of this information for all unaudited periods, consisting only of normal recurring accruals, have been made. The results of operations for the interim periods are not necessarily indicative of results for a full year.

Certain amounts in the 1998 consolidated financial statements have been reclassified for comparative purposes. Net earnings, as previously reported, were not affected.


Note 2:   Segment Information

The Company's two reportable segments are title and real estate information. Selected financial information related to these segments follows:


                                        Real Estate
                          Title         Information          Total
                          -----         -----------          -----
                                       ($000 Omitted)
Revenues:
---------
Three months ended
     6/30/99             279,868          16,225            296,093
     6/30/98             223,308          12,131            235,439

Six months ended
     6/30/99             512,655          31,316            543,971
     6/30/98             408,634          23,847            432,481

Pretax Earnings:
----------------
Three months ended
     6/30/99              18,071             696             18,767
     6/30/98              17,360             919             18,279

Six months ended
     6/30/99              31,876           2,258             34,134
     6/30/98              30,195           1,556             31,751

Identifiable Assets:
--------------------
     6/30/99             481,068          39,964            521,032
    12/31/98             463,030          35,451            498,481


Note 3:   Earnings Per Share

The Company's basic earnings per share figures were calculated by dividing net earnings by the weighted average number of shares of Common Stock and Class B Common Stock outstanding during the reporting period. The only potentially dilutive effect on earnings per share for the Company related to its stock option plans.

In calculating the effect of the options and determining a figure for diluted earnings per share, the average number of shares used in calculating basic earnings per share was increased by 124,000 and 158,000 for the three month periods ending June 30, 1999 and 1998, respectively and 138,000 and 182,000 for the six month periods ending June 30, 1999 and 1998, respectively.

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

Mortgage interest rates were slightly lower, on the average, for the first six months of 1999 when compared to the same period in 1998. The monthly average rate in the first half of 1999 was 7.05 percent compared to 7.07 percent in 1998. Rates dipped lower in the second half of 1998 but have risen steadily in 1999. Rates were just over 8.0 percent at the end of July 1999.

Higher interest rates trimmed refinance activity as reported in the Mortgage Banker's Association weekly survey. Refinance activity represented an average 43 percent of all loan applications in the second quarter of 1998, declining to 32 percent in the second quarter of 1999. Higher rates in July 1999 saw refinance applications drop to 23 percent of market volume.

The housing market was strong during the first six months of 1999. Sales of existing single-family homes reached an all-time record at an annual rate of 5.5 million units in June 1999. This was up from a 4.7 million unit pace in June 1998.

A comparison of the results of operations of the Company for the first six months of 1999 with the first six months of 1998 follows.

REVENUES

Revenues from title premiums and fees increased $103.3 million, or 25.9%, from a year ago. Slightly lower mortgage interest rates in the early part of 1999 compared to the same period a year ago increased real estate transactions. Strong order counts in the last few months of 1998 and a healthy real estate market in the first half of 1999 generated additional revenues.

The number of closings handled by the Company increased 7.2%. Closings increased in Texas, Nevada, California and most other states. The average revenue per closing increased in 1999 due, in part, to a fewer number of refinancings with their lower premiums and higher average home prices in 1999. Increases in revenues from agents contributed to higher revenues in 1999.

Other revenues in the first six months of 1999 included a $1.1 million pretax gain resulting from a settlement of a lawsuit and a related sale of an equity ownership in a title agency. The Company began to open its own offices in the related markets during the second quarter of 1999.

Real estate information revenues were $31.3 million in 1999 and $23.8 million in 1998. The increase was primarily due to a favorable real estate environment and new businesses started or acquired in 1998. Real estate information profits were reduced by a $1.2 million pretax charge resulting from a settlement of a lawsuit during the second quarter of 1999.

Investment income increased 11.6% in 1999 due primarily to an increase in the average balances invested.

EXPENSES

Amounts retained by agents increased $64.7 million, or 34.1%, over the comparable period in 1998. The percentage of retention by agents to the amounts of revenues from agents was 80.5% and 80.0% for the six months ended June 30, 1999 and June 30, 1998, respectively.

Employee expenses increased $25.2 million, or 21.3%, in 1999 primarily because of a higher average number of employees during the first six months of 1999 compared to a year ago and increased average rates of compensation.

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

Other operating expenses increased by $15.1 million, or 23.4%, primarily because of the increase in transaction volume. Expenses that increased include REI expenses, rent, business promotion and expenses of new offices. Other operating expenses also include premium taxes, title plant expenses, supplies, computer costs, telephone, travel, policy forms, search fees and delivery costs. Most of these expenses follow, to varying degrees, the changes in transaction volume and revenues.

Provisions for title losses and related claims were up $2.9 million, or 16.2%, in 1999. As a percentage of title premiums, fees and related revenues, the provision in the first six months of 1999 decreased to 4.2% versus 4.6% in 1998. The continued improvement in industry trends in claims and the Company's improved experience in claims have led to lower loss ratios. An overall increase in refinancing transactions in recent years, which results in lower loss exposure, also reduced loss ratios.

The provision for income taxes represented effective tax rates of 37.5% and 37.4% in 1999 and 1998, respectively.



A comparison of the results of operations of the Company for the second quarter of 1999 with the second quarter of 1998 follows.

REVENUES

Revenues from title premiums and fees increased $56.6 million, or 25.9%, from a year ago. Mortgage interest rates, on average, were slightly lower in the early part of 1999 than in the same period a year ago. Strong order counts in the last few months of 1998 and a good real estate market in the first half of 1999 generated additional revenues.

The number of closings handled by the Company decreased slightly. Closings decreased in California, Colorado, Arizona and other states. The average revenue per closing increased in 1999 due, in part, to a fewer number of refinancings with their lower premiums. Increases in revenues from agents contributed to higher revenues in 1999.

Real estate information revenues were $16.2 million in 1999 and $12.1 million in 1998. The increase was primarily due to a favorable real estate environment and new businesses started or acquired in 1998. Real estate information profits were reduced by a $1.2 million pretax charge resulting from a settlement of a lawsuit during the second quarter of 1999.


Investment income increased 8.5% in 1999 due primarily to an increase in the average balances invested.

EXPENSES

Amounts retained by agents increased $38.5 million, or 37.1%, over the comparable period in 1998. The percentage of retention by agents to the amounts of revenues from agents was 80.2% and 80.1% for the three months ended June 30, 1999 and June 30, 1998, respectively.

Employee expenses increased $10.8 million, or 17.1%, in 1999 primarily because of a higher average number of employees during the first quarter of 1999 compared to a year ago.

Other operating expenses increased by $8.4 million, or 24.4%, primarily because of the increase in REI expenses. Other expenses that increased include rent, business promotion, title plant expenses, supplies, computer costs, telephone, travel, premium taxes, policy forms, search fees and delivery costs. Most of these expenses follow, to varying degrees, the changes in transaction volume and revenues.

Provisions for title losses and related claims were up $1.9 million, or 18.9% in 1999. As a percentage of title premiums, fees and related revenues, the provision in the second quarter of 1999 decreased to 4.3% versus 4.6% in 1998. The continued improvement in industry trends in claims and the Company's improved experience in claims have led to lower loss ratios. An overall increase in refinancing transactions in recent years, which results in lower loss exposure, also reduced loss ratios.

The provision for income taxes represented effective tax rates of 37.5% and 38.4% in 1999 and 1998, respectively.

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

Most of this software was developed by the Company in recent years with Y2K issues in mind. The Company has substantially completed its assessment, remediation and testing of this software. Implementation is being carried out as remediation is completed, with all implementation expected to be completed by the third quarter of 1999.

In addition to its work on internally-developed computer software, the Company has conducted an inventory of its systems worldwide. This inventory includes software and hardware acquired from third parties for use by the Company. The inventory also includes critical non-information technology systems which may house non-compliant, imbedded technology, such as fax machines, photocopiers, telephone facilities and other common devices. Assessment of these systems and any necessary remediation was substantially completed during the second quarter of 1999. Mission-critical systems were given high priority.

Certain subsidiaries that have been acquired by the Company and still operate with different systems from the Company's have been given high priority under the Company's Y2K plan. All phases of Y2K compliance for these subsidiaries was substantially completed during the second quarter of 1999.

In addition to addressing the Company's own systems, as described above, the Y2K Team has assessed, to the extent practicable, the state of readiness of the systems of other mission-critical entities with which it does business. These include independent title insurance agents and other business partners, such as county courthouses and lenders, whose condition or operational capability is important to the Company. Failure by these third parties to resolve adequately their Y2K problems could have a material adverse effect on the Company's operations.

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

The Company has hired an outside Y2K consultant to assist the Company in meeting its goals and in developing contingency plans to define and address the worst-case scenario likely to be faced. The contingency plan is expected to be completed and in place in the third quarter of 1999.

The Company has spent approximately $2.3 million from 1997 through the second quarter of 1999 directly related to assessing, remediating and testing its information technology systems. These amounts have been funded from operations.

The Company currently estimates that the total cost of its Y2K compliance program will not exceed $3.5 million. A significant portion of the remaining costs are expected to be incurred during the third quarter of 1999.

This entire section ("Year 2000 Issue") is hereby designated a "Year 2000 Readiness Disclosure", as defined in the Year 2000 Information and Readiness Disclosure Act.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations represent the primary source of financing for the Company, but this may be supplemented by bank borrowings. The capital resources of the Company and the present debt-to-equity relationship are considered satisfactory.

During the first six months of 1999, the Company financed a portion of various acquisitions through the issuance of Common Stock totaling $6.8 million. Acquisitions during the first six months of 1999 have resulted in an increase in goodwill of $6.3 million.

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

                                     PART II







                                                                         Page
                                                                      ----------


  Item 1.  Legal Proceedings                                              10


  Item 5.  Other Information                                              10


  Item 6.  Exhibits and Reports on Form 8-K


      (a)  Index to exhibits


      (b) There were no reports on Form 8-K filed during the quarter ended June 30, 1999.

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


ITEM 5.  OTHER INFORMATION

         On March 15, the Registrant's Board of Directors approved a two-for-one split of the Registrant's Common Stock, $1.00 par value ("Common Stock"), and Class B Common Stock, $1.00 par value, which was effected in the form of a stock dividend. Each stockholder of record of the Registrant at the close of business on May 7, 1999 received one additional share for each share owned on that date. The stock dividend was paid on May 21, 1999.

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






August 12, 1999
----------------
    Date






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