Form 10-Q
period 1999-09-30
STEWART INFORMATION SERVICES CORP
filed 1999-11-12
CIK 94344

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549




(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended September 30, 1999



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
(Former name,former address and former fiscal year,if changed since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.   Yes  X   No
                            ---     ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                              Common            13,583,263
                      Class B Common             1,050,012

                                    FORM 10-Q
                                QUARTERLY REPORT
                        Quarter Ended September 30, 1999





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

                    STEWART INFORMATION SERVICES CORPORATION

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                     FOR THE QUARTERS AND NINE MONTHS ENDED
                           SEPTEMBER 30, 1999 and 1998





                                                   THIRD QUARTER                 NINE MONTHS
                                               ---------------------        --------------------

                                                  1999       1998             1999        1998
                                               ----------  ---------         --------   --------
                                                    ($000 Omitted)             ($000 Omitted)


Revenues
    Title premiums, fees and other revenues       246,460    233,385          749,293    632,912
    Real estate information services               14,507     12,265           45,823     36,112
    Investment income                               5,394      4,703           15,186     13,479
    Investment gains - net                             20         72               50        403
                                                ---------   --------          --------  --------
                                                  266,381    250,425          810,352    682,906

Expenses
    Amounts retained by agents                    124,186    114,465          378,582    304,156
    Employee costs                                 72,030     62,690          215,493    180,935
    Other operating expenses                       43,321     35,219          122,898     99,701
    Title losses and related claims                 9,937     10,284           31,123     28,523
    Depreciation and amortization                   4,968      3,809           13,161     10,670
    Interest                                          314        306              910      1,089
    Minority interests                              1,377      1,233            3,803      3,662
                                                ---------   --------         --------   --------
                                                256,133      228,006          765,970    628,736
                                                ---------   --------         --------   --------

Earnings before taxes                              10,248     22,419           44,382     54,170
Income taxes                                        4,150      8,371           16,958     20,239
                                                ---------   --------         --------   --------

Net earnings                                        6,098     14,048           27,424     33,931
                                                =========   ========         ========    =======



Average number of shares outstanding -
    assuming dilution (000)                        14,762     14,188           14,562     14,128

Earnings per share - basic (1)                       0.42       1.00             1.90       2.43

Earnings per share - diluted  (1)                    0.41       0.99             1.88       2.40
                                                =========  =========         ========   ========

Comprehensive earnings:
Net earnings                                        6,098     14,048           27,424     33,931
Changes in unrealized investment gains,
   net of taxes of $(700), $1,390, $(3,950)
   and $1,061, respectively                        (1,300)     2,582           (7,335)     1,971
                                                ---------   --------          --------  --------
Comprehensive earnings                              4,798     16,630           20,089     35,902
                                                =========  =========          ========  ========


(1) Restated for a two-for-one stock split in May 1999.

                    STEWART INFORMATION SERVICES CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1999 AND DECEMBER 31, 1998



                                                                       SEP 30        DEC 31
                                                                        1999          1998
                                                                     ----------    ----------
                                                                          ($000 Omitted)

      Assets
          Cash and cash equivalents                                     41,205        44,883
          Short-term investments                                        58,761        59,446
          Investments - statutory reserve funds                        177,490       164,554
          Investments - other                                           66,141        62,758
          Receivables                                                   42,508        46,732
          Property and equipment                                        44,526        36,392
          Title plants                                                  24,450        23,608
          Goodwill                                                      32,136        23,615
          Deferred income taxes                                         13,518        10,633
          Other                                                         23,028        25,860
                                                                    ----------    ----------

                                                                       523,763       498,481
                                                                    ==========    ==========



      Liabilities
          Notes payable                                                 19,101        16,194
          Accounts payable and accrued liabilities                      31,424        44,578
          Estimated title losses                                       179,519       171,763
          Minority interests                                             6,790         5,503

      Contingent liabilities and commitments

      Stockholders' equity
          Common and Class B Common Stock and
            additional paid-in capital                                  79,134        63,951
          Retained earnings                                            209,001       190,363
          Accumulated other comprehensive earnings (deficit)            (1,206)        6,129
                                                                    ----------   -----------
            Total stockholders' equity ($19.61 per share at
              September 30, 1999)                                      286,929       260,443
                                                                    ----------   -----------

                                                                       523,763       498,481
                                                                    ==========   ===========



                    STEWART INFORMATION SERVICES CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998





                                                                             1999         1998
                                                                           --------     --------
                                                                                ($000 Omitted)



    Cash provided by operating activities (Note)                             42,114       58,697


    Investing activities:
         Purchases of property and equipment and title plants - net         (19,794)     (13,914)
         Proceeds from investments matured and sold                          32,839       37,281
         Purchases of investments                                           (57,269)     (62,772)
         Increases in notes receivable                                       (5,838)      (1,644)
         Collections on notes receivable                                      5,315        1,303
         Proceeds from sale of equity investment                              5,840            -
         Cash paid for the acquisition of subsidiaries - net                 (5,166)      (1,476)
                                                                         ----------    ---------
    Cash used by investing activities                                       (44,073)     (41,222)


    Financing activities:
         Dividends paid                                                      (1,612)      (1,357)
         Distribution to minority interests                                  (2,871)      (2,763)
         Proceeds from issuance of stock                                         39        2,228
         Proceeds of notes payable                                            8,470        5,466
         Payments on notes payable                                           (5,745)      (8,374)
                                                                         ----------    ---------
    Cash used by financing activities                                        (1,719)      (4,800)
                                                                         ----------    ---------

    (Decrease) increase in cash and cash equivalents                         (3,678)      12,675
                                                                         ==========   ==========




     NOTE:  Reconciliation of net earnings to the above amounts -

     Net earnings                                                            27,424       33,931
     Add (deduct):
           Depreciation and amortization                                     13,161       10,670
           Provision for title losses in excess of payments                   7,206       11,102
           Provision for uncollectible amounts - net                           (465)        (502)
           Decrease (increase) in accounts receivable - net                   5,477       (4,033)
           (Decrease) increase in accounts payable and
                  accrued liabilities - net                                 (12,918)       7,389
           Minority interest expense                                          3,803        3,662
           Equity in net earnings of investees                                 (750)        (701)
           Realized investment gains - net                                      (50)        (403)
           Gain on sale of equity investment                                 (1,145)           -
           Stock bonuses                                                        598          342
           Increase in other assets                                            (846)      (1,003)
           Other - net                                                          619       (1,757)
                                                                         ----------     ---------

     Cash provided by operating activities                                   42,114       58,697
                                                                         ==========     =========

                    STEWART INFORMATION SERVICES CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS








Note 1:   Interim Financial Statements

The financial information contained in this report for the three and nine month periods ended September 30, 1999 and 1998, and as of September 30, 1999, is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of this information for all unaudited periods, consisting only of normal recurring accruals, have been made. The results of operations for the interim periods are not necessarily indicative of results for a full year.

Certain amounts in the 1998 consolidated financial statements have been reclassified for comparative purposes. Net earnings, as previously reported, were not affected.


Note 2:   Segment Information

The Company's two reportable segments are title and real estate information. Selected financial information related to these segments follows:

                                        Real Estate
                          Title         Information          Total
                          -----         -----------          -----
                                       ($000 Omitted)
Revenues:
---------
Three months ended
     9/30/99             251,874          14,507            266,381
     9/30/98             238,160          12,265            250,425

Nine months ended
     9/30/99             764,529          45,823            810,352
     9/30/98             646,794          36,112            682,906

Pretax Earnings:
----------------
Three months ended
     9/30/99               9,675             573             10,248
     9/30/98              22,092             327             22,419

Nine months ended
     9/30/99              41,551           2,831             44,382
     9/30/98              52,291           1,879             54,170

Identifiable Assets:
--------------------
     9/30/99             483,748          40,015            523,763
    12/31/98             463,030          35,451            498,481


Note 3:   Earnings Per Share

The Company's basic earnings per share figures were calculated by dividing net earnings by the weighted average number of shares of Common Stock and Class B Common Stock outstanding during the reporting period. The Company's stock option plans have the only potentially dilutive effect on earnings per share.

In calculating the effect of the options and determining a figure for diluted earnings per share, the average number of shares used in calculating basic earnings per share was increased by 138,000 and 157,000 for the three month periods ending September 30, 1999 and 1998, respectively and 138,000 and 182,000 for the nine month periods ending September 30, 1999 and 1998, respectively.

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

Mortgage interest rates, on the average, were only slightly higher for the first nine months of 1999 when compared to the same period in 1998. However, rates steadily increased each month over the previous month in 1999. Rates for September 1999 were approximately 100 basis points higher than September 1998.

Higher interest rates trimmed refinance activity. As reported in the Mortgage Banker's Association weekly survey, refinance activity, which had represented an average 55 percent of all loan applications in the third quarter of 1998, was only 21 percent in the third quarter of 1999.

A comparison of the results of operations of the Company for the first nine months of 1999 with the first nine months of 1998 follows.

REVENUES

Revenues from title premiums and fees increased $116.4 million, or 18.4%, in the first nine months of 1999 compared to the same period a year ago. Revenues earned on premiums written by agents represented a substantial part of the total increase in premium revenues in 1999. Strong order counts in the last few months of 1998 and a healthy real estate market in the first half of 1999 generated additional revenues.

The number of closings handled by the Company decreased 1.5% in 1999. Closings decreased in California, Colorado, Florida and most other states. The average revenue per closing increased in 1999 due, in part, to a fewer number of refinancings with their lower premiums and higher average home prices in 1999. Increases in revenues from agents contributed to higher revenues in 1999.

Other revenues in the first nine months of 1999 included a $1.1 million pretax gain resulting from a settlement of a lawsuit and a related sale of an equity ownership in a title agency. The Company began to open its own offices in the related markets during the second quarter of 1999.

Real estate information revenues were $45.8 million in 1999 and $36.1 million in 1998. The increase was primarily due to a favorable real estate environment in the first half of 1999 and new businesses started or acquired in 1998. These increases were partially offset by a decrease in business due to increases in mortgage interest rates. Real estate information profits were reduced by a $1.2 million pretax charge resulting from a settlement of a lawsuit during the second quarter of 1999.

Investment income increased 12.7% in 1999 due primarily to an increase in the average balances invested.

EXPENSES

Amounts retained by agents increased $74.4 million, or 24.5%, over the same period in 1998. The percentage of retention by agents to the amounts of revenues from agents was comparable at 80.4% and 80.3% for the nine months ended September 30, 1999 and September 30, 1998, respectively.

Employee expenses increased $34.6 million, or 19.1%, in 1999 primarily because of a higher average number of employees during the first nine months of 1999 compared to a year ago and increased average rates of compensation. The Company has taken steps to align staff levels with lower order counts.

Increases in employee costs were primarily in areas of automating services rendered to customers and improving its own processes, real estate information services that are being developed and sold to customers and the expansion of its national marketing efforts.

The Company believes the development and sale of new products and services is important to its future. Through automated operating processes, the Company expects to add customer services and revenues while reducing operating expenses and title losses in the future.

Other operating expenses increased by $23.2 million, or 23.3%, primarily because of the increase in real estate information and title transaction volume. Other expenses that increased included rent, business promotion and expenses of new offices. Other operating expenses also include premium taxes, title plant expenses, supplies, computer costs, telephone, travel, policy forms, search fees and delivery costs. Most of these expenses follow, to varying degrees, the changes in transaction volume and revenues.

Provisions for title losses and related claims were up $2.6 million, or 9.1%, in 1999. As a percentage of title premiums, fees and related revenues, the provision in the first nine months of 1999 was 4.2% versus 4.5% in 1998. The continued improvement in industry trends in claims and the Company's improved experience in claims have led to lower loss ratios. An overall increase in refinancing transactions in recent years, which results in lower loss exposure, also reduced loss ratios.

The provision for income taxes represented effective tax rates of 38.2% and 37.4% in 1999 and 1998, respectively.



A comparison of the results of operations of the Company for the third quarter of 1999 with the third quarter of 1998 follows.

REVENUES

Revenues from title premiums and fees increased $13.1 million, or 5.6%, from a year ago. Mortgage interest rates, on average, were approximately 100 basis points higher in the third quarter of 1999 than in the same period a year ago. Refinancing activity was down substantially in 1999 as the result of higher rates. Revenues from agents represented a substantial part of the total increase in premium revenues in 1999.

The number of closings handled by the Company decreased 16.9%. Closings decreased in California, Texas, Colorado, Florida and most other states. The average revenue per closing increased in 1999 due, in part, to a fewer number of refinancings with their lower premiums and higher average home prices in 1999.

Real estate information revenues were $14.5 million in 1999 and $12.3 million in 1998. The increase was primarily due to a favorable real estate environment in the first half of 1999 and new businesses started or acquired in 1998. These increases were partially offset by a decrease in business due to increases in mortgage interest rates.

Investment income increased 14.7% in 1999 due primarily to an increase in the average balances invested.

EXPENSES

Amounts retained by agents increased $9.7 million, or 8.5%, over the same period in 1998. The percentage of retention by agents to the amounts of revenues from agents was comparable at 80.2% and 80.6% for the three months ended September 30, 1999 and September 30, 1998, respectively.

Employee expenses increased $9.3 million, or 14.9%, in 1999 primarily because of a higher average number of employees during the third quarter of 1999 compared to a year ago and increased average rates of compensation.
The Company has taken steps to align staff levels with lower order counts.

Other operating expenses increased by $8.1 million, or 23.0%, primarily because of the increase in real estate information volume. Other expenses that increased included rent, business promotion, title plant expenses, supplies, computer costs, telephone, travel, premium taxes, policy forms, search fees and delivery costs. Most of these expenses follow, to varying degrees, the changes in transaction volume and revenues.

Provisions for title losses and related claims were down $0.3 million, or 3.4% in 1999. As a percentage of title premiums, fees and related revenues, the provision in the third quarter of 1999 was 4.0% versus 4.4% in 1998. The continued improvement in industry trends in claims and the Company's improved experience in claims have led to lower loss ratios. An overall increase in refinancing transactions in recent years, which results in lower loss exposure, also reduced loss ratios.

The provision for income taxes represented effective tax rates of 40.5% and 37.3% in 1999 and 1998, respectively.

YEAR 2000 ISSUE

Introduction

The  Company  recognizes  the  technological   challenges  associated  with  the
inability of some older software to handle dates later than 1999 (the "Y2K" issue). Information technology is a crucial part of the Company's business. Computer software is used in the title and real estate information segments of the Company's business. The uses of software in the title segment include searching and examining titles, closing transactions, accounting for agent policies and claims. In the real estate information segment, software is used in providing mortgage services, such as flood determinations, appraisals and assignments.

The Company's Readiness Program

The Company has implemented a formal program to address Y2K issues and has a Y2K Team to carry out the program. The program includes several distinct phases: (1) assessment, (2) remediation, (3) testing and (4) implementation. The progress of the work of the Y2K Team is monitored by the Company's senior management and the audit committee of the Company's board of directors.

Most of the software used by the Company was developed internally in recent years with Y2K issues in mind. The Company has substantially completed its assessment and any necessary remediation of this software.

In addition to its work on internally-developed computer software, the Y2K Team conducted an inventory of the Company's systems worldwide. This inventory included software and hardware acquired from third parties for use by the Company. The inventory also included critical non-information technology systems which may house non-compliant, imbedded technology, such as fax machines, photocopiers, telephone facilities and other common devices. Assessment of these systems and any necessary remediation was substantially completed during the second quarter of 1999.

Certain subsidiaries that were acquired by the Company and operated with different systems from the Company's were given high priority under the Company's Y2K plan. All phases of Y2K readiness for these subsidiaries were substantially completed during the second quarter of 1999. the Company continues to monitor this area as additional subsidiaries are acquired.

In addition to addressing the Company's own systems, the Y2K Team assessed, to the extent practicable, the state of readiness of the systems of other mission-critical entities with which it does business. These included independent title insurance agents and other business partners, such as county courthouses and lenders, whose condition or operational capability is important to the Company.

The Company hired an outside Y2K consultant to assist the Company in developing contingency plans to define and address the worst-case scenario likely to be faced. Contingency planning has been substantially completed during the third quarter of 1999.

The Company has spent approximately $3.2 million from 1997 through the third quarter of 1999 directly related to assessing, remediating, testing and implementing its information technology systems. These amounts have been funded from operations. The Company currently estimates that the total cost of its Y2K readiness program will not exceed $3.6 million.

Status of the Company's Y2K Readiness

The Company has now substantially completed all phases of its Y2K readiness plan with respect to both internally developed, third-party and embedded software that it uses in its offices and that it believes to be critical to its operations. The Company believes that all of such software is now Y2K ready. In addition, based upon inquiries to third parties with whom the Company does business and whose software is critical to its operations, the Company does not anticipate any material Y2K related problems from those entities' systems.

Risks

The Company's success in being Y2K ready cannot be finally and conclusively known until the year 2000 is actually reached. Failure by one or more of the Company's own systems could result in lost revenues and additional expenses required to carry out manual processing of transactions. Failure by third parties to resolve adequately their Y2K issues could have a material adverse effect on the Company's operations. Failures by the telecommunications industry, banking institutions and others could have far-reaching materially adverse effects on the Company, the title insurance industry and the entire economy. The magnitude of the failure of external forces on the business of the Company cannot be predicted.

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

During the first nine months of 1999, the Company financed a portion of various acquisitions through the issuance of Common Stock totaling $7.5 million. Acquisitions during the first nine months of 1999 have resulted in an increase in goodwill of $9.6 million.

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


  Item 6.  Exhibits and Reports on Form 8-K


      (a)  Index to exhibits


      (b) There were no reports on Form 8-K filed during the quarter ended September 30, 1999.

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






November 12, 1999
-----------------
    Date






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