Form 10-K405
period 1999-12-31
STEWART INFORMATION SERVICES CORP
filed 2000-03-24
CIK 94344

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                           ---------------

For the fiscal year ended December 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                           ---------------

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

                           COMMON STOCK, $1 PAR VALUE

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of March 3, 2000, 13,679,806 shares of Common Stock, $1 par value, and 1,050,012 shares of Class B Common Stock, $1 par value, were outstanding. The aggregate market value as of such date of the Common Stock (based upon the closing sales price of the Common Stock, as reported by the NYSE on March 3, 2000 of Stewart Information Services Corporation) held by non-affiliates of the Registrant was approximately $184,677,381.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive proxy statement (the "Proxy Statement"), relating to the annual meeting of the Registrant's stockholders to be held
May 1, 2000, are incorporated by reference in Parts III and IV of this document.

--------------------------------------------------------------------------------

                                    FORM 10-K

                                  ANNUAL REPORT

                          YEAR ENDED DECEMBER 31, 1999


                                TABLE OF CONTENTS


                                     PART I
   ITEM
     NO.                                                                                              PAGE
   ----                                                                                               ----
     1.    Business .................................................................................    1
     2.    Properties ...............................................................................    4
     3.    Legal Proceedings ........................................................................    5
     4.    Submission of Matters to a Vote of Security Holders ......................................    5

                                     PART II

     5.    Market for Registrant's Common Equity and Related Stockholder Matters ....................    6
     6.    Selected Financial Data ..................................................................    7
     7.    Management's Discussion and Analysis of Financial Condition and Results of Operations ....    7
    7A.    Quantitative and Qualitative Disclosures About Market Risk ...............................   10
     8.    Financial Statements and Supplementary Data ..............................................   11
     9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure .....   11

                                    PART III

    10.    Directors and Executive Officers of the Registrant .......................................   12
    11.    Executive Compensation ...................................................................   12
    12.    Security Ownership of Certain Beneficial Owners and Management ...........................   12
    13.    Certain Relationships and Related Transactions ...........................................   12

                                     PART IV

    14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K .........................   13

           Signatures ...............................................................................   14

                                    P A R T   I

ITEM 1.   BUSINESS

Stewart's primary business is title insurance. Stewart issues policies through more than 4,700 issuing locations on homes and other real property located in all 50 states, the District of Columbia and several foreign countries. Stewart also sells computer-related services and information, as well as mapping products and geographic information systems, to domestic and foreign governments and private entities.

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

Selected information for the national real estate industry follows (1999 amounts are preliminary):

                                                  1999     1998      1997
                                                 ------   ------    ------
Housing starts - millions ..................       1.67     1.62     1.48
Housing resales - millions .................       5.18     4.96     4.38
Housing resales - median sales price in
  $ thousands ..............................      133.0    128.0    121.4

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

Market share. Estimating a title insurer's market share is difficult. Based on unconsolidated statutory net premiums written for 1998 (1999 amounts are not available), Stewart Title Guaranty Company ("Guaranty") is one of the leading individual title insurers in America.

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

Offices. The number of locations issuing Stewart policies was 4,789 at December 31, 1999, compared to 4,249 a year earlier and 3,798 two years earlier. Of these totals 4,425, 3,933 and 3,517 were independent agents at December 31, 1999, 1998, and 1997, respectively.

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

Customers. The REI segment includes both mortgage services ancillary to the settlement process as well as providing technology to facilitate the electronic preparation and delivery of real estate information. The primary sources of REI business are lenders. Other customers include title offices, real estate brokers, attorneys, municipalities and courthouses. No one customer was responsible for as much as ten percent of Stewart's REI revenues in any of the last three years.

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

Trademarks. Stewart has developed numerous automation products and processes which are crucial to both its title and REI segments. These systems automate most facets of the real estate transaction. Among these trademarked products and processes are AIM(R), Landata Title Plant(R), LANDSCAN(R), RESource(R), single seat technology(TM), StarNet(R) and Virtual Underwriter(R).

Employees. Stewart and its subsidiaries employed approximately 5,751 people at December 31, 1999.

ITEM 2.   PROPERTIES

         The Registrant and its wholly-owned subsidiary, Stewart Title Guaranty Company and its subsidiaries ("Guaranty"), own or lease the following properties:

         The following table sets forth information about the Registrant's other principal properties:


       Location                        Type                    Use                 Size           Acquired In
--------------------------    ----------------------    -------------------     --------------    -----------
Houston, Texas                Leased office building    Executive office of     248,427 sq. ft.       (1)
                                                        the Registrant and
                                                        Guaranty

Los Angeles, California       Leased office building    Office of Guaranty       37,406 sq. ft.       (1)

Houston, Texas                Leased office building    Office of Guaranty       26,420 sq. ft.       (2)

Dallas, Texas                 Leased office building    Office of Guaranty       25,921 sq. ft        (3)

Riverside, California         Leased office building    Office of Guaranty       20,968 sq. ft.       (4)

San Antonio, Texas            Leased office building    Office of Guaranty       20,864 sq. ft.       (5)

San Diego, California         Leased office building    Office of Guaranty       20,020 sq. ft.       (6)

Concord, California           Leased office building    Office of Guaranty       18,916 sq. ft.       (1)

Colorado Springs, Colorado    Leased office building    Office of Guaranty       16,000 sq. ft.       (2)

Denver, Colorado              Leased office building    Office of Guaranty       15,935 sq. ft.       (2)

Oklahoma City, Oklahoma       Leased office building    Office of Guaranty       14,795 sq. ft.       (4)

Austin, Texas                 Leased office building    Office of Guaranty       14,278 sq. ft.       (2)

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

San Antonio, Texas            Owned office building     Office of Guaranty       26,769 sq. ft.   1980 & 1982

Phoenix, Arizona              Owned office building     Office of Guaranty       24,459 sq. ft.       1981

Tucson, Arizona               Owned office building     Office of Guaranty       24,000 sq. ft.       1974

Phoenix, Arizona              Owned office building     Office of Guaranty       17,500 sq. ft.       1985

--------------------
(1)   These leases  terminate in 2004.
(2)   These leases terminate in 2001.
(3)   This lease terminates in 2009.
(4)   These leases terminate  in 2003.
(5)   This lease terminates in 2005.
(6)   This lease terminates in 2000.


         The Registrant leases offices at approximately 395 locations. The average term for all such leases is approximately four years. The leases expire from 2000 to 2009. The Registrant believes it will not have any difficulty obtaining renewals of leases as they expire or, alternatively, leasing comparable property. The aggregate annual rental expense under all leases was approximately $28,194,000.

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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                   P A R T   II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is listed on the New York Stock Exchange
(NYSE) under the symbol "STC". The following table sets forth the high and low sales prices of the Common Stock for each fiscal period indicated, as reported by NYSE, and the amount of cash dividends paid per share. Amounts are restated for a two-for-one stock split in May 1999.

                                                HIGH      LOW     DIVIDENDS
                                                ----      ---     ---------
1999:
   First quarter ...........................   31.38     15.25        .04
   Second quarter ..........................   21.94     15.50        .04
   Third quarter ...........................   23.00     15.50        .04
   Fourth quarter ..........................   18.25     10.25        .04

1998:
   First quarter ...........................   16.13     14.25       .035
   Second quarter ..........................   26.94     15.16       .035
   Third quarter  ..........................   33.88     21.50       .035
   Fourth quarter ..........................   29.38     22.50       .035

         The Company has paid regular quarterly cash dividends on its Common Stock since 1972. The Company's Certificate of Incorporation provides that no cash dividends may be paid on the Class B Common Stock.

         The Board of Directors has approved a plan to repurchase up to 5 percent (680,000 shares) of the Company's currently issued and outstanding Common Stock. The Board also determined that the Company's regular quarterly dividend should be discontinued in favor of returning those and additional funds to stockholders through the stock purchase plan.

         The number of shareholders of record as of December 31, 1999 was 2,513. As of March 3, 2000, the price of one share of the Company's Common Stock was $13.50.

ITEM 6.   SELECTED FINANCIAL DATA
(Ten year summary)

                                            1999     1998    1997     1996    1995     1994     1993    1992     1991     1990
                                           -------  ------  ------   ------  ------   ------   ------  ------   ------   ------
     In millions of dollars
Total revenues ........................    1,071.3   968.8   708.9    656.0   534.6    611.1    683.6   540.7    385.5    374.0

Title segment:
     Operating revenues ...............      991.6   899.7   657.3    609.4   496.0    599.5    672.9   530.3    372.3    363.0
     Investment income ................       20.3    18.5    15.9     14.5    13.6     12.4     10.3    10.3     11.1     11.0
     Investment gains (losses) ........        0.3     0.2     0.4      0.1     1.0     (0.8)     0.4     0.1      2.1       --
     Total revenues ...................    1,012.2   918.4   673.6    624.0   510.6    611.1    683.6   540.7    385.5    374.0
     Pretax earnings ..................       43.6    73.2    29.2     22.5    10.8     13.8     37.6    21.2      1.1      0.9

REI segment: (1)
     Revenues .........................       59.0    50.4    35.3     32.0    24.0
     Pretax earnings ..................        3.0     3.1    (5.5)     0.4    (0.1)

Title Loss provisions .................       44.2    39.2    29.8     33.8    29.6     40.2     58.6    54.1     40.7     38.2
     % to title operating revenues ....        4.5     4.4     4.5      5.6     6.0      6.7      8.7    10.2     10.9     10.5


Net earnings (2) ......................       28.4    47.0    15.3     14.4     7.0      9.7     23.7    14.6      1.7      0.2

Cash flow from operations .............       57.9    86.5    36.0     38.3    20.6     27.7     54.3    36.3     18.6     11.0

Total assets ..........................      535.7   498.5   417.7    383.4   351.4    325.2    313.9   251.9    219.1    201.3
Long-term debt ........................        6.0     8.9    11.4      7.9     7.3      2.5      3.0     4.2      6.8      6.6
Stockholders' equity (3) ..............      284.9   260.4   209.5    191.0   174.9    156.4    156.2   128.6    114.8    113.9

       Per share data (4)
Average shares-diluted
(in millions) .........................       14.6    14.2    13.8     13.5    12.7     12.5     12.4    12.2     12.2     12.2
Net earnings-basic (2) ................       1.96    3.37    1.12     1.08    0.56     0.78     1.93    1.20     0.14     0.01
Net earnings-diluted (2) ..............       1.95    3.32    1.11     1.07    0.55     0.77     1.90    1.20     0.14     0.01
Cash dividends ........................       0.16    0.14    0.13     0.12    0.11     0.10     0.09    0.08     0.07     0.12
Stockholders' equity (3) ..............      19.39   18.43   15.17    14.17   13.68    12.59    12.69   10.55     9.42     9.35
Market price
     High .............................      31.38   33.88   14.63    11.32   11.25    10.71    10.17    7.25     4.84     6.17
     Low ..............................      10.25   14.25    9.38     9.82    7.57     7.19     6.25    4.34     2.59     2.25
     Year end .........................      13.31   29.00   14.50    10.38   10.75     7.69    10.00    6.84     4.59     2.63

(1) Prior to 1995, segment operations for real estate information services were not reported separately from title operations and were less significant.

(2)  Includes the following items, after providing for income taxes:
       1997 - a writedown of goodwill of $1.2 million, or $.09 per share. 1992 - a reserve established for title losses over ten years old of
              $2.2 million, or $.18 per share.
       1991 - a fresh start tax credit of $1.3 million, or $.11 per share.

(3)  Includes unrealized gains and losses upon adoption of FAS 115 in 1993.

(4) Restated for two-for-one stock split in May 1999 and a three-for-two stock split in April 1994, effected as stock dividends.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A comparison of the results of operations of the Company for 1999 with 1998 and 1998 with 1997 follows.

GENERAL. The Company's two segments of operations are title and real estate information. In general, the principal factors that contribute to increases in the Company's operating revenues include declining mortgage interest rates (which usually increase home sales and refinancing transactions), rising home prices, higher premium rates, increased market share, additional revenues from new offices and increased revenues from commercial transactions. Although relatively few in number, large commercial transactions typically yield higher premiums.

         Mortgage interest rates, in the early months of 1997, rose but then began a fairly steady decline in May 1997 and fell each month that followed. In 1998 rates rose slightly above 7% during the first half of the year, but stayed just below 7% for the rest of the year. In 1999 rates rose gradually to just over 8% by the end of the year.

         Operating in these mortgage interest rate environments and a strong general economy, real estate activity began to increase in late 1997. Existing home sales moved to record levels in the last quarter of 1997. Strong activity in home sales continued throughout 1998. Refinancing transactions rose in the last month of 1997 and in the first quarter of 1998 to record levels, decreased in the second and third quarters and then increased significantly to still another record level in the fourth quarter of 1998. In 1999 existing home sales remained strong, while refinancing transactions dropped significantly during the second half of the year.

TITLE REVENUES. The Company's revenues from premiums, fees and other revenues increased 10.2% in 1999 over 1998 and 36.9% in 1998 over 1997. The number of title orders opened and closed by the Company and the average revenue per order closed follow (agent operations and certain other income have been excluded).

                                          1999     1998     1997
                                         ------   ------   ------
Number of orders opened (000s) .......      430      510      331
Number of orders closed (000s) .......      331      368      247
Average revenue per order closed .....   $1,082   $  960   $  979


Total closings decreased 10.1% in 1999 and increased 49.0% in 1998. The average revenue per closing increased 12.7% in 1999 and decreased 1.9% in 1998. The average rate was increased by higher home prices, offset in 1998 by a large number of refinancings with their lower premiums. A 3% reduction in Texas title premium rates became effective August 1, 1998. However, the Company is experiencing new home equity business in Texas that did not exist before 1998. There were no other major revenue rate changes in 1999 or 1998.

TITLE REVENUES BY STATE. The approximate amounts and percentages of consolidated title revenues for the last three years were:

                                           Amounts ($ millions)     Percentages
                                     1999    1998      1997     1999    1998    1997
                                     ----    ----      ----     ----    ----    ----
Texas ..........................     167     162       116        17      18      18
California .....................     158     156       123        16      17      19
New York .......................      73      67        51         7       7       8
Florida ........................      72      67        47         7       8       7
All Others .....................     522     448       320        53      50      48
                                     ---     ---       ---        --      --      --
                                     992     900       657       100     100     100
                                     ===     ===       ===       ===     ===     ===

REI REVENUES. Real estate information revenues were $59.0 million in 1999, $50.4 million in 1998 and $35.3 million in 1997. The increases in 1999 and 1998 were primarily due to a significant number of new businesses started and additional income earned from existing operations. These increases were partially offset by a decrease in business volume due to increases in mortgage interest rates. Real estate information profits were reduced by a $1.3 million pretax charge resulting from the settlement of a lawsuit during 1999.

INVESTMENTS. Investment income increased 9.6% in 1999 and 16.2% in 1998 primarily because of increases in average balances invested. Investment gains in 1999, 1998 and 1997 were realized as part of the ongoing management of the investment portfolio for the purpose of improving performance.

AGENT RETENTION. Premiums earned from agents were $629.5 million in 1999, $545.1 million in 1998 and $413.0 million in 1997. The amounts retained by agents, as a percentage of premiums, were 80.1%, 80.4% and 81.0% in the years 1999, 1998 and 1997, respectively.

         Amounts retained by title agents are based on contracts between agents and the title underwriters of the Company. The percentage that amounts retained by agents bears to agent revenues may vary from year to year because of the geographical mix of agent operations and the volume of title revenues.

EMPLOYEE COSTS. Employee costs for the combined business segments increased 12.8% in 1999 and 33.2% in 1998. Employee costs for the title segment as a percentage of title operating revenues were 25.1%, 24.6% and 25.3% in 1999, 1998 and 1997, respectively. Employee costs for the REI segment as a percentage of REI revenues were 57.9%, 58.7% and 63.2% in 1999, 1998 and 1997, respectively.

         The number of persons employed by the Company at December 31, 1999, 1998 and 1997 was 5,751, 5,638 and 4,569, respectively. The increase in staff in 1999 and 1998 was primarily the result of acquisitions, increased REI volume and the expansion of the Company's automation and national marketing operations. Through automating operating processes, the Company expects to add customer revenues and reduce operating expenses and title losses in the future. The Company has taken steps and will continue to align staff levels in response to lower order counts.

OTHER OPERATING EXPENSES. Other operating expenses for the combined business segments increased 18.3% in 1999 and 24.8% in 1998. Other operating expenses for the title segment as a percentage of title operating revenues were 15.4%, 14.4% and 15.4% in 1999, 1998 and 1997, respectively. Other operating expenses for the REI segment as a percentage of REI revenues were 28.4%, 26.3% and 37.6% in 1999, 1998 and 1997, respectively.

         The overall increase in other operating expenses for the combined business segments in 1999 was caused primarily by a higher volume of services and products purchased for resale, rent, the expense of new offices, business promotion and other REI expenses. Expenses that increased in 1998, primarily due to changes in transaction volume, were premium taxes, cost of resale services and products, business promotion, rent and supplies. Other operating expenses also include delivery costs, policy forms, title plant expenses, telephone and travel. Most of these expenses follow, to varying degrees, the changes in transaction volume and revenues.

         The Company's labor and certain other operating costs are sensitive to inflation. To the extent inflation causes increases in the prices of homes and other real estate, premium revenues are also increased. Premiums are determined in part by the insured values of the transactions handled by the Company.


TITLE LOSSES. Provisions for title losses, as a percentage of title premiums, fees and other revenues, were 4.5%, 4.4% and 4.5% in 1999, 1998 and 1997, respectively. The continued improvement in industry trends in claims and the Company's improved experience in claims have led to lower loss ratios in recent years. An increase in refinancing transactions, which results in lower loss exposure, also reduced loss ratios. Such transactions were at record levels in 1998.

NONRECURRING CHARGE. A subsidiary in the REI segment was sold in early 1998. A pretax writeoff of $1.9 million of goodwill in the subsidiary was recorded in the fourth quarter of 1997. The subsidiary incurred after-tax operating losses of $1.0 million in 1997.

INCOME TAXES. The provision for federal and state income taxes represented effective tax rates of 39.0%, 38.4% and 35.4% in 1999, 1998 and 1997, respectively. The 1999 and 1998 effective tax rates were higher primarily because nontaxable income from municipal bonds was significantly less in relation to pretax profits.

THE YEAR 2000 ISSUE. Information technology is a crucial part of the Company's business. Accordingly, the Company has completed a comprehensive Year 2000 ("Y2K") readiness program that addressed challenges associated with the Y2K issue. As a result of this program, the Company encountered no major automation or business disruption due to Y2K issues. The Company continues to operate normally across all business units and geographies and will continue to monitor operations throughout 2000. The total costs incurred for the Y2K readiness program were $3.6 million.

LIQUIDITY AND CAPITAL RESOURCES. Cash provided by operations was $57.9 million, $86.5 million and $36.0 million in 1999, 1998 and 1997, respectively. Internally generated cash flow has been the primary source of funds for additions to property and equipment, expanding operations, dividends to stockholders and other requirements. This source may be supplemented by bank borrowings.

     A substantial majority of consolidated cash and investments is held by Stewart Title Guaranty Company (Guaranty) and its subsidiaries. Cash transfers between Guaranty and its subsidiaries and the Company are subject to certain legal restrictions. See Notes 4 and 5 to the consolidated financial statements.

         The liquidity of the Company itself, excluding Guaranty and its subsidiaries, is comprised of cash and investments aggregating $6.8 million and short-term liabilities of $1.6 million at December 31, 1999. The Company knows of no commitments or uncertainties which are likely to materially affect the ability of the Company and its subsidiaries to fund cash needs.

         The Company's capital resources, represented primarily by long-term debt of $6.0 million and stockholders' equity of $284.9 million at December 31, 1999, are considered adequate.

         During 1999 the Company financed a portion of various acquisitions through the issuance of Common Stock totaling $7.4 million. Acquisitions during 1999 have resulted in an increase in goodwill of $9.7 million.

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

         The fair value of the Company's investments in debt securities at December 31, 1999 was $237.4 million. Debt securities at December 31, 1999 mature, according to their contractual terms, as follows (actual maturities may differ because of call or prepayment rights):

                                            Amortized     Fair
                                              costs      values
                                            ---------    ------
                                               ($000 Omitted)
In one year or less ....................       1,650       1,697
After one year through five years ......      67,499      67,483
After five years through ten years .....     119,392     117,220
After ten years ........................      45,918      42,530
Mortgage-backed securities .............       8,806       8,509
                                             -------     -------
                                             243,265     237,439
                                             =======     =======

         The Company believes its investment portfolio is diversified and expects no material loss to result from the failure to perform by issuers of the debt securities it holds. Investments made by the Company are not collateralized. The mortgage-backed securities are insured by agencies of the US Government.

         Based on the Company's debt securities portfolio and interest rates at December 31, 1999, a 100 basis point increase in interest rates would result in a decrease of approximately $12.4 million or 5.1% in the fair value of the portfolio. Changes in interest rates may affect the fair value of the debt securities portfolio and may result in unrealized gains or losses. Gains or losses would only be realized upon the sale of the investments.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required to be provided in this item is included in the Consolidated Financial Statements of the Company, including the Notes thereto, attached hereto as pages F-2 to F-17, and such information is incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   P A R T    III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information regarding the directors of the Company will be included in the proxy statement for the 2000 Annual Meeting of Stockholders (the "Proxy Statement") to be filed within 120 days after December 31, 1999, and is incorporated herein by reference.


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

(b)  Reports on Form 8-K

       No reports on Form 8-K were filed during the three months ended December 31, 1999.

(c)  Exhibits

      3.1 - Certificate of Incorporation of the Registrant, as amended April 30, 1999

      3.2 - By-Laws of the Registrant, as amended September 1, 1998 (incorporated by reference herein from Exhibit 3.2 of Quarterly Report on Form 10-Q for the quarter ended September 30, 1998)

      4     -  Rights of Common and Class B Common Stockholders (incorporated by reference to Exhibits 3.1 and 3.2 hereto)

    *10.1   -  Summary of agreements as to payment of bonuses to certain executive officers

    *10.2   -  Deferred Compensation Agreements dated March 10, 1986,
               amended July 24, 1990 and October 30, 1992, between the
               Registrant and certain executive officers (incorporated by reference herein from Exhibit 10.2 of Annual Report on Form 10-K for the fiscal year ended December 31, 1997)

    *10.3   -  Stewart Information Services Corporation 1999 Stock Option Plan

     21.    -  Subsidiaries of the Registrant

     23. - Consent of Independent Certified Public Accountant, including consent to incorporation by reference of their reports into previously filed Securities Act registration statements

     27.    -  Financial Data Schedule

* Indicates a management contract or compensation plan.

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

                                  STEWART INFORMATION SERVICES CORPORATION
                                                 (Registrant)


                                  By: /s/ Malcolm S. Morris
                                      -------------------------------------
                                      Malcolm S. Morris, Co-Chief Executive
                                           Officer and Chairman of the
                                               Board of Directors


                                  By: /s/ Stewart Morris, Jr.
                                      -------------------------------------
                                         Stewart Morris, Jr., Co-Chief
                                        Executive Officer, President
                                                  and Director


                                  By: /s/ Max Crisp
                                      -------------------------------------
                                       Max Crisp, Vice President-Finance,
                                        Secretary, Treasurer, Director and
                                     Principal Financial and Accounting Officer


Dated:   March 16, 2000


         Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


   /s/ Max Crisp                   Director               March 16, 2000
------------------------                                  --------------
     (Max Crisp)


  /s/ E. Douglas Hodo              Director               March 16, 2000
------------------------                                  --------------
   (E. Douglas Hodo)


  /s/ C. M. Hudspeth               Director               March 16, 2000
------------------------                                  --------------
   (C. M. Hudspeth)


 /s/ Malcolm S. Morris             Director               March 16, 2000
------------------------                                  --------------
  (Malcolm S. Morris)


/s/ Stewart Morris, Jr.            Director               March 16, 2000
------------------------                                  --------------
 (Stewart Morris, Jr.)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Stewart Information Services Corporation and Subsidiaries
          Consolidated Financial Statements:

Independent Auditors' Report                                                  F-2
Consolidated Statements of Earnings,  Retained Earnings and Comprehensive
          Earnings for the years ended December 31, 1999, 1998 and 1997       F-3
Consolidated Balance Sheets as of December 31, 1999 and 1998                  F-4
Consolidated Statements of Cash Flows for the years ended
          December 31, 1999, 1998 and 1997                                    F-5
Notes to Consolidated Financial Statements                                    F-6


Financial Statement Schedules:

Schedule I    -   Financial Information of the Registrant (Parent Company)    S-1
Schedule II   -   Valuation and Qualifying Accounts                           S-5

INDEPENDENT AUDITORS' REPORT


To the Stockholders and Board of Directors of Stewart Information Services Corporation


We have audited the accompanying consolidated balance sheets of Stewart Information Services Corporation and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of earnings, retained earnings and comprehensive earnings and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Stewart Information Services Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles.

                                                  KPMG LLP


Houston, Texas
February 14, 2000
   except for Note 20, which is as of March 13, 2000

CONSOLIDATED STATEMENTS OF EARNINGS, RETAINED EARNINGS
AND COMPREHENSIVE EARNINGS

Years ended December 31                                       1999            1998            1997
                                                           ----------      ----------      ----------
                                                                        ($000 Omitted)
REVENUES
   Title premiums, fees and other revenues ...........        991,649         899,673         657,298
   Real estate information services ..................         59,039          50,372          35,320

   Investment income .................................         20,300          18,515          15,929
   Investment gains - net ............................            266             201             363
                                                           ----------      ----------      ----------
                                                            1,071,254         968,761         708,910

EXPENSES
   Amounts retained by agents ........................        504,201         438,338         334,653
   Employee costs ....................................        283,073         250,966         188,385
   Other operating expenses ..........................        168,975         142,826         114,422
   Title losses and related claims ...................         44,187          39,226          29,794
   Depreciation and amortization .....................         18,068          14,584          12,115
   Interest ..........................................          1,298           1,424           1,343
   Minority interests ................................          4,887           5,070           2,614
   Nonrecurring charge ...............................             --              --           1,905
                                                           ----------      ----------      ----------
                                                            1,024,689         892,434         685,231

Earnings before taxes ................................         46,565          76,327          23,679
Income taxes .........................................         18,143          29,289           8,391
                                                           ----------      ----------      ----------

NET EARNINGS .........................................         28,422          47,038          15,288

Retained earnings at beginning of year ...............        190,363         145,140         131,496
Cash dividends on Common Stock ($.16, $.14
   and $.13 per share) ...............................         (2,158)         (1,815)         (1,644)
Stock dividend .......................................         (7,173)             --              --
                                                           ----------      ----------      ----------

Retained earnings at end of year .....................        209,454         190,363         145,140
                                                           ==========      ==========      ==========

Average number of shares outstanding -
   assuming dilution (000 omitted) ...................         14,606          14,154          13,794

Earnings per share - basic ...........................           1.96            3.37            1.12

EARNINGS PER SHARE - DILUTED .........................           1.95            3.32            1.11
                                                           ==========      ==========      ==========

Comprehensive earnings:
Net earnings .........................................         28,422          47,038          15,288
Changes in unrealized investment (losses) gains,
   net of taxes of ($5,269), $858 and $1,409 .........         (9,785)          1,593           2,616
                                                           ----------      ----------      ----------

COMPREHENSIVE EARNINGS ...............................         18,637          48,631          17,904
                                                           ==========      ==========      ==========


See notes to consolidated financial statements

CONSOLIDATED BALANCE SHEETS

December 31                                                                  1999         1998
                                                                          --------      --------
                                                                               ($000 Omitted)
   ASSETS
   Cash and cash equivalents ........................................       36,803        44,883
   Short-term investments ...........................................       67,455        59,446

   Investments in debt and equity securities, at market:
       Statutory reserve funds ......................................      185,087       164,554
       Other ........................................................       57,669        62,758
                                                                          --------      --------
                                                                           242,756       227,312
   Receivables:
       Notes ........................................................        8,429         8,137
       Premiums from agents .........................................       17,478        16,051
       Other ........................................................       27,052        27,347
       Less allowance for uncollectible amounts .....................       (4,379)       (4,803)
                                                                          --------      --------
                                                                            48,580        46,732

   Property and equipment, at cost:
       Land .........................................................        2,062         2,335
       Buildings ....................................................        6,531         6,476
       Furniture and equipment ......................................      118,978        97,111
       Less accumulated depreciation and amortization ...............      (81,671)      (69,530)
                                                                          --------      --------
                                                                            45,900        36,392

   Title plants, at cost ............................................       26,258        23,608
   Real estate, at lower of cost or net realizable value ............        2,073         2,202
   Investments in investees, on an equity basis .....................        3,761         7,368
   Goodwill, less accumulated amortization of $8,661 and $6,995 .....       31,641        23,615
   Deferred income taxes ............................................       12,378        10,633
   Other assets .....................................................       18,136        16,290
                                                                          --------      --------
                                                                           535,741       498,481
                                                                          ========      ========
   LIABILITIES
   Notes payable, including $5,971 and $ 8,894 long-term
        portion .....................................................       19,054        16,194
   Accounts payable and accrued liabilities .........................       40,851        42,615
   Estimated title losses ...........................................      183,787       171,763
   Income taxes .....................................................          452         1,963
   Minority interests ...............................................        6,673         5,503

   Contingent liabilities and commitments

   STOCKHOLDERS' EQUITY
   Common - $1 par, authorized 30,000,000, issued and
       outstanding 13,645,527 and 13,079,930 ........................       13,646         6,540
   Class B Common - $1 par, authorized 1,500,000, issued and
      outstanding 1,050,012 .........................................        1,050           525
   Additional paid-in capital .......................................       64,430        56,886
   Retained earnings ................................................      209,454       190,363
   Accumulated other comprehensive earnings .........................       (3,656)        6,129
                                                                          --------      --------
       Total stockholders' equity ($19.39 and $18.43 per share) .....      284,924       260,443
                                                                          --------      --------
                                                                           535,741       498,481
                                                                          ========      ========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31                                                1999          1998          1997
                                                                     --------      --------      --------
                                                                                ($000 Omitted)
Cash provided by operating activities (Note) ...................       57,875        86,467        35,959

Investing activities:
   Purchases of property and equipment and title
      plants-net ...............................................      (25,307)      (20,473)      (13,209)
   Proceeds from investments matured and sold ..................       46,536        65,770        40,133
   Purchases of investments ....................................      (82,338)     (104,017)      (48,554)
   Increases in notes receivable ...............................       (6,118)       (2,316)       (2,644)
   Collections on notes receivable .............................        5,826         2,141         1,006
   Proceeds from sale of equity investment-net .................        6,009            --            --
   Cash paid for the acquisition of subsidiaries-net ...........       (7,026)       (5,886)       (3,592)
                                                                     --------      --------      --------

Cash used by investing activities ..............................      (62,418)      (64,781)      (26,860)

Financing activities:
   Dividends paid ..............................................       (2,158)       (1,815)       (1,644)
   Distribution to minority interests ..........................       (4,071)       (4,031)       (2,131)
   Proceeds from issuance of stock .............................           65         1,543           135
   Proceeds of notes payable ...................................       10,056         9,150        10,688
   Payments on notes payable ...................................       (7,429)      (12,041)       (4,240)
                                                                     --------      --------      --------

Cash (used) provided by financing activities ...................       (3,537)       (7,194)        2,808
                                                                     --------      --------      --------

(Decrease) increase in cash and cash equivalents ...............       (8,080)       14,492        11,907
                                                                     ========      ========      ========

Note: Reconciliation of net earnings to the above amounts
   Net earnings ................................................       28,422        47,038        15,288
   Add (deduct):
      Depreciation and amortization ............................       18,068        14,584        12,115
      Provisions for title losses in excess of payments ........       11,474        14,185         6,460
      Provision for uncollectible amounts-net ..................         (424)         (749)       (1,118)
      (Increase) decrease in accounts receivable-net ...........         (867)      (12,473)        2,660
      (Decrease) increase in accounts payable and
         accrued liabilities-net ...............................       (1,527)       16,577         1,419
      Provision (benefit) for deferred income taxes ............        3,524         4,142        (1,886)
      (Decrease) increase in income taxes payable ..............       (1,512)          599           945
      Minority interest expense ................................        4,887         5,070         2,614
      Equity in net earnings of investees ......................       (1,072)       (1,477)       (1,964)
      Realized investment gains-net ............................         (266)         (201)         (363)
      Stock bonuses ............................................          613           577           409
      Increase in other assets .................................       (2,070)       (1,952)       (2,963)
      Nonrecurring charge ......................................           --            --         1,905
      Other-net ................................................       (1,375)          547           438
                                                                     --------      --------      --------
Cash provided by operating activities ..........................       57,875        86,467        35,959
                                                                     ========      ========      ========

Supplemental information:
   Income taxes paid ...........................................       16,018        26,511         7,636
   Interest paid ...............................................        1,187         1,478         1,222


See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Three years ended December 31, 1999)

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

C. CONSOLIDATION. The consolidated financial statements include all subsidiaries in which the Company owns more than 50% voting rights in electing directors. Unconsolidated investees, owned 20% through 50%, and over which the Company exercises significant influence, are accounted for by the equity method. All significant intercompany accounts and transactions are eliminated, and provision is made for minority interests.

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

E. REVENUE RECOGNITION. Revenues from services rendered in closing and insuring titles are considered earned at the time of the closing of the related real estate transactions. Revenues from services rendered in providing real estate information are considered earned at the time the service is performed or the work product is delivered to the customer.

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

I. INVESTMENTS. The Company has classified all of its investments as available-for-sale. Realized gains and losses on sales of investments are determined primarily using the specific identification method. Net unrealized gains and losses on securities, net of applicable deferred taxes, are included in stockholders' equity. Any other than temporary declines in fair values of securities are charged to earnings.

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

L. GOODWILL. Goodwill is the excess of the purchase price over the fair value of net assets of subsidiaries acquired and is amortized using the straight-line method by charges to earnings over 10 to 40 years.

M. LONG-LIVED ASSETS. The Company continuously reviews the carrying values of its title plants, goodwill and other long-lived assets for possible impairment. In reviewing for impairment of goodwill, the Company considers adverse market or other conditions. The Company determines the fair value of goodwill by calculating the discounted value of projected cash flow from operations and premium income. Where appropriate, the book amounts are reduced to fair market values.

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

O. ESCROW FUNDS. Funds are routinely held in segregated escrow bank accounts pending the closing of real estate transactions. This results in a contingent liability to the Company. These accounts are not included in the consolidated balance sheets.

P. COMPREHENSIVE INCOME. As of January 1, 1998, the Company adopted FAS 130 "Reporting Comprehensive Income". The Company's comprehensive income includes net earnings and all non-owner related changes to stockholders' equity, which is primarily unrealized gains and losses on investments.

Q. DERIVATIVES AND HEDGING. The Company does not invest in hedging or derivative instruments nor does it intend to do so in the future. Accordingly, FAS 133 "Accounting for Derivative Instruments and Hedging Activities", which became becomes effective January 1, 2001, will have no impact on the consolidated financial statements.

NOTE 2

NONRECURRING CHARGE. During the fourth quarter of 1997, the Company recorded a pretax charge of $1,905,000 representing the writeoff of goodwill in a subsidiary located in England that was later sold in early 1998. This subsidiary was included in the REI segment of the Company's operations until its sale.

NOTE 3

INCOME TAXES. The following reconciles federal income taxes computed at the statutory rate with income taxes as reported.

                                                1999         1998         1997
                                               -------      -------      -------
                                                        ($000 Omitted)
Expected income taxes at 35% .............      16,298       26,714        8,288
State income taxes .......................       1,900        2,932          537
Tax effect of permanent differences:
    Tax-exempt interest ..................      (1,951)      (1,779)      (1,640)
    Nondeductible items ..................         616          661          558
    Equity income ........................        (375)        (517)        (687)
    Minority interests ...................       1,710        1,775          915
    Other - net ..........................         (55)        (497)         420
                                               -------      -------      -------
Income taxes .............................      18,143       29,289        8,391
                                               =======      =======      =======
Effective income tax rate (%) ............        39.0         38.4         35.4
                                               =======      =======      =======

         Deferred tax assets and liabilities at December 31, 1999 and 1998 were as follows:

                                                   1999         1998
                                                  -------      -------
                                                     ($000 Omitted)
Deferred tax assets:
   Book over tax title loss provisions ......       5,942       10,389
   Unrealized losses on investments .........       1,968           --
   Accruals not currently deductible ........         964        1,035
   Net operating losses .....................         892          972
   Allowance for uncollectible amounts ......         655          777
   Book over tax depreciation ...............       1,499          898
   Investments in partnerships ..............          68           --
   Other ....................................       2,064        2,103
                                                  -------      -------
                                                   14,052       16,174
   Less valuation allowance .................      (1,008)      (1,008)
                                                  -------      -------
                                                   13,044       15,166
Deferred tax liabilities:
   Unrealized gains on investments ..........          --       (3,301)
   Investments in partnerships ..............          --         (835)
   Other ....................................        (666)        (397)
                                                  -------      -------
                                                     (666)      (4,533)
                                                  -------      -------
Net deferred tax assets .....................      12,378       10,633
                                                  =======      =======

         The Company's valuation allowance relates to portions of certain subsidiary operating loss carryforwards and other deferred tax assets. Management believes future earnings will be sufficient to permit the Company to realize net deferred tax assets.

         There were deferred tax expenses of $3,524,000 in 1999 and $4,142,000 in 1998. There was a deferred tax benefit of $1,886,000 in 1997.

NOTE 4

RESTRICTIONS ON CASH AND INVESTMENTS. The statutory reserve funds included in the accompanying financial statements are maintained to comply with legal requirements for statutory premium reserves and state deposits. These funds are not available for any other purpose.

         A substantial majority of investments and cash at each year end was held by the Company's title insurer subsidiaries. Generally, the types of investments a title insurer can make are subject to legal restrictions. Furthermore, the transfer of funds by a title insurer to its parent or subsidiary operations, as well as other related party transactions, are restricted by law and generally require the approval of state insurance authorities.

NOTE 5

DIVIDEND RESTRICTIONS. Substantially all of the consolidated retained earnings at each year end was represented by the retained earnings of Guaranty, which owns directly or indirectly substantially all of the subsidiaries included in the consolidation.

         Guaranty cannot pay a dividend in excess of certain limits without the approval of the Texas Insurance Commissioner. The maximum dividend which can be paid without such approval in 2000 is $38,765,000. Guaranty paid dividends significantly less than the maximum legal limits in 1999, 1998 and 1997.

         Dividends from Guaranty were also voluntarily restricted primarily to maintain statutory surplus and liquidity at competitive levels. The ability of a title insurer to pay claims can significantly affect the decision of lenders and other customers when buying a policy from a particular insurer.

NOTE 6

INVESTMENTS. The amortized costs and market values of investments in debt and equity securities at December 31 follow:


                                              1999                        1998
                                      ---------------------       ---------------------
                                      Amortized      Market       Amortized      Market
                                        costs        values         costs        values
                                      ---------      ------       ---------      ------
                                                         ($000 Omitted)
Debt securities:
   Municipal ...................       134,298       133,068       128,745       133,533
   Mortgage-backed .............         8,806         8,509         4,131         4,233
   US Government ...............        31,716        30,960        23,325        24,086
   Corporate and utilities .....        68,445        64,902        56,710        59,796

Equity securities ..............         5,115         5,317         4,971         5,664
                                       -------       -------       -------       -------

                                       248,380       242,756       217,882       227,312
                                       =======       =======       =======       =======

         Gross unrealized gains and losses at December 31 were:

                                              1999                        1998
                                       ---------------------       ---------------------
                                        Gains        Losses         Gains        Losses
                                       -------       -------       -------       -------
                                                    ($000 Omitted)
Debt securities:
   Municipal ...................         1,028         2,258         5,006           218
   Mortgage-backed .............            42           339           103             1
   US Government ...............            73           829           789            28
   Corporate and utilities .....           201         3,744         3,182            96

Equity securities ..............           641           439           749            56
                                       -------       -------       -------       -------
                                         1,985         7,609         9,829           399
                                       =======       =======       =======       =======

         Debt securities at December 31, 1999 mature, according to their contractual terms, as follows (actual maturities may differ because of call or prepayment rights):


                                            Amortized    Market
                                              costs      values
                                            ---------    -------
                                                ($000 Omitted)
In one year or less ....................       1,650       1,697
After one year through five years ......      67,499      67,483
After five years through ten years .....     119,392     117,220
After ten years ........................      45,918      42,530
Mortgage-backed securities .............       8,806       8,509
                                             -------     -------
                                             243,265     237,439
                                             =======     =======

         The Company believes its investment portfolio is diversified and expects no material loss to result from the failure to perform by issuers of the debt securities it holds. Investments made by the Company are not collateralized. The mortgage-backed securities are insured by agencies of the US Government.

NOTE 7

INVESTMENT INCOME. Income from investments and realized gains and losses from sales of investments for the three years follow:


                                                       1999         1998         1997
                                                      -------      -------      -------
                                                             ($000 Omitted)
Income:
   Debt  securities .............................      12,837       12,143       11,938
   Short-term investments, cash equivalents
      and other .................................       7,463        6,372        3,991
                                                      -------      -------      -------

                                                       20,300       18,515       15,929
                                                      =======      =======      =======

Realized gains and losses:
   Gains ........................................         536        1,923          571
   Losses .......................................        (270)      (1,722)        (208)
                                                      -------      -------      -------
                                                          266          201          363
                                                      =======      =======      =======

         The sales of securities resulted in proceeds of $32,380,000 in 1999, $54,368,000 in 1998 and $30,870,000 in 1997.

         Expenses assignable to investment income were insignificant. There were no significant investments at December 31, 1999 that did not produce income during the year.


NOTE 8

NOTES PAYABLE.

                                                                 1999      1998
                                                                ------    ------
                                                                 ($000 Omitted)
Banks
   Primarily unsecured, 6.6% to 8.5%, varying payments ....     16,900    13,174
Other than banks ..........................................      2,154     3,020
                                                                ------    ------

                                                                19,054    16,194
                                                                ======    ======

         The above notes are due $13,083,000 in 2000, $4,237,000 in 2001,
$651,000 in 2002, $796,000 in 2003, $85,000 in 2004 and $202,000 subsequent to
2004.

NOTE 9

ESTIMATED TITLE LOSSES. Provisions accrued, payments made and liability balances for the three years follow:


                                        1999          1998          1997
                                      --------      --------      --------
                                                ($000 Omitted)
Balances at January 1 ...........      171,763       156,791       150,331

   Provisions ...................       44,187        39,226        29,794
   Payments .....................      (32,628)      (25,041)      (23,334)
   Reserve balance acquired .....          550           787            --
   Decrease in salvage ..........          (85)           --            --
                                      --------      --------      --------
Balances at December 31 .........      183,787       171,763       156,791
                                      ========      ========      ========


         Provisions include amounts related to the current year of approximately $43,869,000, $39,087,000 and $29,681,000 for 1999, 1998 and 1997, respectively.
Payments related to the current year, including escrow and other loss payments, were approximately $8,501,000, $5,977,000 and $5,991,000 for 1999, 1998 and
1997, respectively.

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

         Holders of Class B Common Stock may, with no cumulative voting rights, elect four directors if 1,050,000 or more shares of Class B Common Stock are outstanding; three directors if between 600,000 and 1,050,000 shares are outstanding; and none if less than 600,000 shares of Class B Common Stock are outstanding. Holders of Common Stock, with cumulative voting rights, elect the balance of the nine directors.

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

         At December 31, 1999 and 1998, there were 145,820 shares (cost $233,000) of Common Stock held by a subsidiary of the Company. These shares are considered retired but may be issued from time to time in lieu of new shares.

         On May 21, 1999 the Company effected a two-for-one stock split recorded in the form of a stock dividend. All share and per share data presented in the consolidated financial statements have been restated for the effects of the stock split.

NOTE 11

CHANGES IN COMMON STOCK. Changes in stock and additional paid-in capital for the three years follow:

                                                                Class B    Additional
                                                    Common      Common      paid-in
                                                     Stock       Stock      capital
                                                    -------     -------    ----------
                                                            ($000 Omitted)
Balances at December 31, 1996 .................       6,216         525      50,833
   Acquisitions ...............................         137          --       1,634
   Stock bonuses and other ....................          19          --         390
   Exercise of stock options ..................           9          --         126
   Foreign currency translation ...............          --          --         (61)
                                                    -------     -------     -------
Balances at December 31, 1997 .................       6,381         525      52,922
   Acquisitions ...............................          41          --       1,659
   Stock bonuses and other ....................          17          --         560
   Exercise of stock options ..................         101          --       1,442
   Tax benefit of stock options exercised .....          --          --         828
   Foreign currency translation ...............          --          --          51
   Treasury stock .............................          --          --        (576)
                                                    -------     -------     -------
Balances at December 31, 1998 .................       6,540         525      56,886
   Stock dividend .............................       6,648         525          --
   Acquisitions ...............................         441          --       6,918
   Stock bonuses and other ....................          14          --         599
   Exercise of stock options ..................           3          --          62
   Tax benefit on stock options exercised .....          --          --          30
   Foreign currency translation ...............          --          --         (65)
                                                    -------     -------     -------
Balances at December 31, 1999 .................      13,646       1,050      64,430
                                                    =======     =======     =======

NOTE 12

STOCK OPTIONS. A summary of the status of the Company's fixed stock option plans for the three years follows:

----------------------------------------------------------
                                               Exercise
                                Shares (1)    Prices(1)(2)
----------------------------------------------------------
                                                   ($)
December 31, 1996 .........      390,200          7.13
   Granted ................       76,800          9.93
   Exercised ..............      (17,000)         7.89
   Forfeited ..............      (13,800)         6.79
------------------------------------------------------

December 31, 1997 .........      436,200          7.60
   Granted ................       90,600         18.84
   Exercised ..............     (202,800)         7.61
   Forfeited ..............      (10,400)         7.91
------------------------------------------------------

December 31, 1998 .........      313,600         10.84
   Granted ................       86,800         19.70
   Exercised ..............       (6,500)        10.08
   Forfeited ..............       (1,500)        10.00
------------------------------------------------------

December 31, 1999 .........      392,400         12.81

------------------------------------------------------

(1) Restated for a two-for-one stock split in May 1999.
(2) Weighted average

         At December 31, 1999, 1998 and 1997 there were 380,012, 280,700 and
373,676 options, respectively, exercisable. The weighted average fair values of options granted during the years 1999, 1998 and 1997 were $8.50, $7.18 and $3.40, respectively.

         The following summarizes information about fixed stock options outstanding at December 31, 1999:

------------------------------------------------------------------------------------------------
                                                      Range of exercise prices ($)       Total
                                                4.59 to       9.75 to     18.78 to     4.59 to
                                                 7.69          10.75       20.22         20.22
                                               ----------   ----------   ----------   ----------
Options outstanding:
   Shares ...................................      92,800      128,200      171,400      392,400
   Remaining contractual life-years(1) ......         2.0          6.0          7.0          5.5
   Exercise price ($) (1) ...................        4.68        10.06        19.31        12.81
Options exercisable:
   Shares ...................................      92,800      115,812      171,400      380,012
   Exercise price ($) (1) ...................        4.68        10.10        19.31        12.93
------------------------------------------------------------------------------------------------

(1) Weighted average

         The Company applies APB 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Under FAS 123, compensation cost is recognized for the fair value of the employees' purchase rights, which was estimated using the Black-Scholes model. The Company assumed a dividend yield of 0.8%, an expected life of five to ten years for each option, expected volatility of 34.1% and risk-free interest rates between 4.7% and 5.7% for the years 1999, 1998 and 1997.

         Had compensation cost for the Company's plans been determined consistent with FAS 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                              1999        1998        1997
                                             ------      ------      ------
                                                      ($000 Omitted)
Net earnings:
      As reported .....................      28,422      47,038      15,288
      Pro forma .......................      27,943      46,615      15,119

Earnings per share: (1)
      Net earnings-basic ..............        1.96        3.37        1.12
      Net earnings-diluted ............        1.95        3.32        1.11
      Pro forma-assuming dilution .....        1.91        3.30        1.10

(1)  Restated for a two-for-one stock split in May 1999.

NOTE 13

EARNINGS PER SHARE. The Company's basic earnings per share figures were calculated by dividing net earnings by the weighted average number of shares of Common Stock and Class B Common Stock outstanding during the reporting period.

         To calculate diluted earnings per share, the number of shares determined above was increased by assuming the issuance of all dilutive shares during the same reporting period. The treasury stock method was used in calculating the additional number of shares. The only potentially dilutive effect on earnings per share for the Company related to its stock option plans.

         In calculating the effect of the options and determining a figure for diluted earnings per share, the average number of shares used in calculating basic earnings per share was increased by 125,000 in 1999, 182,000 in 1998 and 136,000 in 1997.

NOTE 14

LEASES. The Company's expense for leased office space was $28,194,000 in 1999, $23,131,000 in 1998 and $20,520,000 in 1997. These are noncancelable, operating leases expiring over the next seven years. The future minimum lease payments are as follows (stated in thousands of dollars):

         2000.................   25,657
         2001.................   21,357
         2002.................   16,334
         2003.................   13,067
         2004.................    6,625
         2005 and after.......    4,220
                                 ------
                                 87,260
                                 ======

NOTE 15

CONTINGENT LIABILITIES AND COMMITMENTS. The Company makes separate provisions for individual title losses over $750,000 and reviews claims in excess of this amount asserted against Guaranty when evaluating the adequacy of recorded reserves.

         Claims have been made at December 31, 1999 against Guaranty for amounts in excess of $750,000 for which no provision was made. Management believes, with the advice of counsel, the loss on these claims (1) will be resolved for less than $750,000 each or (2) cannot be reasonably estimated. Management believes any loss on these claims which cannot be estimated at December 31, 1999 will not be material in relation to the consolidated financial condition of the Company.

         The Company is contingently liable for disbursements of escrow funds held by agents in certain cases where specific insured closing guarantees have been issued.

         Various takeout commitments approximated $2,236,000 at December 31, 1999. Management believes adequate provisions have been made for any losses resulting from these commitments.


NOTE 16

REINSURANCE. As is the industry practice, the Company cedes risk to other underwriters in excess of certain underwriting limits. However, the Company remains liable if the reinsurer should fail to satisfy its obligations. The Company also assumes risk from other underwriters. A payment on an assumed risk or a recovery on a ceded risk is rare in the experience of the Company and the industry. The Company has not paid or recovered any reinsured losses during the three years ended December 31, 1999.

         The total amount of premiums for assumed and ceded risks was less than one percent of title premiums, fees and other revenues in each of the last three years.


NOTE 17

EQUITY IN INVESTEES. Certain summarized aggregate financial information for investees follows:

                                     1999     1998     1997
                                    ------   ------   ------
                                        ($000 Omitted)
For the year:
      Revenues ..................   29,164   85,706   66,760
      Net earnings ..............    3,278    5,360    4,808

As of December 31:
       Total assets .............   13,234   47,331
       Stockholders' equity .....    5,230   19,760

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


                                                Real estate
                                    Title       information      Total
                                   ---------    -----------   ---------
                                               ($000 omitted)
Revenues:
       1999....................    1,012,215     59,039       1,071,254
       1998....................      918,389     50,372         968,761
       1997....................      673,590     35,320         708,910
Depreciation:
       1999....................       13,911      4,157          18,068
       1998....................       11,480      3,104          14,584
       1997....................        7,858      4,257 (1)      12,115
Pretax earnings (loss):
       1999....................       43,615      2,950 (2)      46,565
       1998....................       73,198      3,129          76,327
       1997....................       29,145     (5,466)(1)      23,679

Identifiable assets:
       1999....................      496,191     39,550         535,741
       1998....................      463,030     35,451         498,481


(1) Includes a nonrecurring pretax charge of $1,905,000 for a writeoff of goodwill in a subsidiary that was sold in 1998.

(2) Includes a pretax charge of $1,319,000 resulting from the settlement of a lawsuit.

NOTE 19

Quarterly financial information (unaudited).

                                        Mar 31    June 30   Sept 30   Dec 31
                                        -------   -------   -------   -------
                                           ($000 Omitted, except per share)
Revenues:
   1999 .............................   247,878   296,093   266,381   260,902
   1998 .............................   197,042   235,439   250,425   285,855

Net earnings:
   1999 .............................     9,600    11,726     6,098       998
   1998 .............................     8,625    11,258    14,048    13,107

Earnings per share-diluted: (1)
   1999 .............................       .67       .80       .41       .07
   1998 .............................       .61       .80       .99       .92

(1)  Restated for a two-for-one stock split in May 1999.


NOTE 20

SUBSEQUENT EVENT. On March 13, 2000, the Company's Board of Directors approved a plan to repurchase up to 5 percent (680,000 shares) of the Company's currently issued and outstanding Common Stock. The Company's regular quarterly cash dividend will be discontinued. The amount and timing of any share repurchases will depend on, among other factors, the market performance of the shares, the availability and alternative uses of the Company's funds and Securities and Exchange Commission regulations. Purchases under the Plan are currently authorized through December 31, 2001.

STEWART TITLE GUARANTY COMPANY
STEWART TITLE INSURANCE COMPANY
Principal Underwriters of Stewart Information Services Corporation

UNCONSOLIDATED STATUTORY BALANCE SHEETS
From statutory Annual Statements as filed (unaudited)

                                                                Stewart Title       Stewart Title
December 31, 1999                                              Guaranty Company   Insurance Company
-----------------                                              ----------------   -----------------
                                                                           ($000 Omitted)
Admitted assets
  Bonds .....................................................       218,569             22,100
  Stocks - investments in affiliates ........................       128,015              1,384
  Stocks - other ............................................         6,277                 --
  Cash and bank deposits ....................................        40,264              3,402
  Short-term investments ....................................         2,994                498
  Title plants ..............................................         4,282                199
  Title insurance premiums, fees and other receivables ......        12,534                256
  Other .....................................................         9,030              1,495
                                                                    -------           --------
                                                                    421,965             29,334
                                                                    =======           ========
Liabilities, surplus and other funds
  Reserve for title losses ..................................        30,653              5,636
  Statutory premium reserve .................................       169,674              8,384
  Other .....................................................        27,811              1,192
                                                                    -------           --------
                                                                    228,138             15,212

Surplus as regards policyholders (Note) .....................       193,827             14,122
                                                                    -------           --------
                                                                    421,965             29,334
                                                                    =======           ========

----------------------------------------------------------------------------------------------

Consolidated stockholder's equity (unaudited), based on generally accepted accounting principles (GAAP), for Stewart Title Guaranty Company at
December 31, 1999 was ($000 omitted)..........................................        $243,955
                                                                                      ========

Note: The amount shown above for stockholder's equity exceeds policyholder surplus primarily because under GAAP the statutory premium reserve and reserve for reported title losses are eliminated and estimated title loss reserves are substituted, net of applicable income taxes.

                                                                      SCHEDULE I


                    STEWART INFORMATION SERVICES CORPORATION
                                (PARENT COMPANY)

                    INCOME AND RETAINED EARNINGS INFORMATION

                                                                       Year Ended December 31,
                                                                -----------------------------------
                                                                   1999         1998        1997
                                                                ---------    ---------    ---------
                                                                           (In thousands)
Revenues
   Investment income ........................................   $     442    $     583    $     701
   Other income .............................................           1           --            3
                                                                ---------    ---------    ---------
                                                                      443          583          704

Expenses
   Employee costs ...........................................         123          229          201
   Other operating expenses .................................       2,840        3,006        2,098
   Depreciation and amortization ............................         106           92           90
                                                                ---------    ---------    ---------
                                                                    3,069        3,327        2,389

Loss before taxes and equity in earnings of investees .......      (2,626)      (2,744)      (1,685)
Income taxes (benefit) ......................................        (811)        (566)        (502)
Equity in earnings of investees .............................      30,237       49,216       16,471
                                                                ---------    ---------    ---------

Net income ..................................................      28,422       47,038       15,288

Retained earnings at beginning of year ......................     190,363      145,140      131,496
Cash dividends on Common Stock ($.16, $.14 and $.13 per
    share) ..................................................      (2,158)      (1,815)      (1,644)
Stock dividend ..............................................      (7,173)          --           --
                                                                ---------    ---------    ---------

Retained earnings at end of year ............................   $ 209,454    $ 190,363    $ 145,140
                                                                =========    =========    =========

                 See accompanying note to financial statements.

                                         (Schedule continued on following page.)

                                                                      SCHEDULE I
                                                                     (CONTINUED)

                    STEWART INFORMATION SERVICES CORPORATION
                                (PARENT COMPANY)

                            BALANCE SHEET INFORMATION


                                                                                             December 31,
                                                                                        ----------------------
                                                                                          1999         1998
                                                                                        ---------    ---------
                                                                                             (In thousands)
Assets
   Cash and cash equivalents ........................................................   $      --    $      13
                                                                                        ---------    ---------
   Short-term investments ...........................................................       6,762       11,439
                                                                                        ---------    ---------
   Receivables:
     Notes, including $6,618 and $6,918 from affiliates .............................       7,168        7,471
     Other, including $11,846 and $3,275 from affiliates ............................      12,079        4,038
     Less allowance for uncollectible amounts .......................................         (20)         (20)
                                                                                        ---------    ---------
                                                                                           19,227       11,489

   Furniture and equipment at cost ..................................................         246          202
   Less accumulated depreciation ....................................................        (115)        (104)
                                                                                        ---------    ---------
                                                                                              131           98

   Title plants, at cost ............................................................          48           48
   Investments in investees .........................................................     259,328      238,095
   Other assets .....................................................................       4,556        4,313
                                                                                        ---------    ---------
                                                                                        $ 290,052    $ 265,495
                                                                                        =========    =========
Liabilities
     Notes payable, including $ - and $ - from affiliates ...........................   $   1,097    $   1,097
     Accounts payable and accrued liabilities .......................................       4,031        3,955

Contingent liabilities and commitments

Stockholders' equity
   Common - $1 par, authorized 30,000,000 issued and outstanding 13,645,527 and
     13,079,930 .....................................................................      13,646        6,540
   Class B Common - $1 par, authorized 1,500,000 and outstanding 1,050,012 ..........       1,050          525
   Additional paid-in-capital .......................................................      64,430       56,886
   Retained earnings (1) ............................................................     209,454      190,363
   Accumulated other comprehensive earnings .........................................      (3,656)       6,129
                                                                                        ---------    ---------
          Total stockholders' equity ($19.39 and $18.43 per share) ..................     284,924      260,443
                                                                                        ---------    ---------
                                                                                        $ 290,052    $ 265,495
                                                                                        =========    =========


(1) Includes undistributed earnings of subsidiaries of $212,249 in 1999 and $184,179 in 1998.

                 See accompanying note to financial statements.

                                         (Schedule continued on following page.)

                                                                      SCHEDULE I
                                                                     (CONTINUED)

                    STEWART INFORMATION SERVICES CORPORATION
                                (PARENT COMPANY)

                             CASH FLOWS INFORMATION


                                                                      Year Ended December 31,
                                                                  -------------------------------
                                                                    1999        1998        1997
                                                                  --------    --------    --------
                                                                            (In thousands)
Cash flow from operating activities (Note) ....................   $ (2,978)   $ (2,805)   $ (3,645)

Cash flow from investing activities:
   Proceeds from investments sold .............................      4,677          --       1,619
   Purchases of investments, excluding mortgage loans .........         --      (2,438)         --
   Dividends received from unconsolidated subsidiaries ........      5,090       7,633       4,583
   Increases in mortgages and other notes receivable ..........       (542)       (300)       (364)
   Collections on mortgages and other notes receivable ........        303         265          23
   Cash paid for the acquisition of subsidiaries ..............     (4,470)     (2,500)       (900)
                                                                  --------    --------    --------
Cash provided by investing activities .........................      5,058       2,660       4,961
                                                                  --------    --------    --------
Cash flow from financing activities:
   Dividends paid .............................................     (2,158)     (1,815)     (1,644)
   Proceeds of notes payable ..................................         --         417         106
   Proceeds from issuance of stock ............................         65       1,543         135
                                                                  --------    --------    --------
Cash (used) provided by financing activities ..................     (2,093)        145      (1,403)
                                                                  --------    --------    --------
Decrease in cash and cash equivalents .........................   $    (13)   $     --    $    (87)
                                                                  ========    ========    ========

Note:  Reconciliation of net income to the above amounts:
   Net income .................................................   $ 28,422    $ 47,038    $ 15,288
   Add (deduct):
      Depreciation and amortization ...........................        106          92          90
      Increase in accounts receivable - net ...................       (727)     (1,060)     (3,267)
      Increase (decrease) in accounts payable and accrued
         liabilities - net ....................................        905         508         671
      Equity in net earnings of investees .....................    (30,237)    (49,216)    (16,471)
      Stock bonuses paid ......................................        613         577         409
      Treasury stock acquired .................................         --        (576)         --
      Other - net .............................................     (2,060)       (152)       (365)
                                                                  --------    --------    --------
Cash used by operating activities .............................   $ (2,978)   $ (2,805)   $ (3,645)
                                                                  ========    ========    ========
Supplemental information:
     Income taxes paid ........................................         --          --          --
     Interest paid ............................................         --          --          --


                 See accompanying note to financial statements.


                                         (Schedule continued on following page.)

                                                                      SCHEDULE I
                                                                     (CONTINUED)

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

         Certain amounts in the 1998 and 1997 Parent Company financial statements have been reclassified for comparative purposes. Net earnings, as previously reported, were not affected.

         Total dividends received from unconsolidated subsidiaries for 1999, 1998 and 1997 were $13,090,000, $90,000 and $9,633,000, respectively.

                                                                     SCHEDULE II


            STEWART INFORMATION SERVICES CORPORATION AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

                                December 31, 1999

               Col. A                           Col. B                 Col. C                      Col. D           Col. E
------------------------------------------    ------------   --------------------------      ---------------    ------------
                                                                     Additions
                                                             --------------------------
                                                Balance        Charged       Charged to
                                                  at              to           other                                Balance
                                               beginning       cost and       accounts          -Deductions-         at end
            Description                         of period      expenses       describe           described         of period
------------------------------------------    ------------   ------------   ------------      ---------------    ------------
Stewart Information Services
   Corporation and subsidiaries:

Year ended December 31, 1997:
  Estimated title losses ..................   $150,331,563   $ 29,794,444             --      $ 23,334,625 (A)   $156,791,382
  Allowance for uncollectible amounts .....      6,669,591      1,596,000             --         2,713,742 (B)      5,551,849

Year ended December 31, 1998:
  Estimated title losses ..................    156,791,382     39,226,182        787,000 (C)    25,041,558 (A)    171,763,006
  Allowance for uncollectible amounts .....      5,551,849      2,110,000             --         2,859,144 (B)      4,802,705

Year ended December 31, 1999:
  Estimated title losses ..................    171,763,006     44,186,778        550,000 (C)    32,712,781 (A)    183,787,003
  Allowance for uncollectible amounts .....      4,802,705        792,000             --         1,215,232 (B)      4,379,473

Stewart Information Services
   Corporation - Parent:

Year ended December 31, 1997:
 Allowance for uncollectible amounts ......   $     20,000             --             --             --          $     20,000

Year ended December 31, 1998:
 Allowance for uncollectible amounts ......         20,000             --             --             --                20,000

Year ended December 31, 1999:
 Allowance for uncollectible amounts ......         20,000             --             --             --                20,000


(A) Represents payments of policy losses and loss adjustment expenses during the year, less salvage collections.

(B)  Represents uncollectible accounts written off.

(C)  Represents estimated title loss reserve acquired.

                                INDEX TO EXHIBITS

Exhibit
Number         Description
-------        -----------
   3.1  -   Certificate of Incorporation of the Registrant, as amended
            April 30, 1999

   3.2  -   By-Laws of the Registrant, as amended September 1, 1998
            (incorporated by reference herein from Exhibit 3.2 of Quarterly
            Report on Form 10-Q for the quarter ended September 30, 1998)

   4    -   Rights of Common and Class B Common Stockholders (incorporated by reference to Exhibits 3.1 and 3.2 hereto)

  10.1  -   Summary of agreements as to payment of bonuses to certain executive officers

  10.2  -   Deferred Compensation Agreements dated March 10, 1986, amended
            July 24, 1990 and October 30, 1992, between the Registrant and certain executive officers (incorporated by reference herein from
            Exhibit 10.2 of Annual Report on Form 10-K for the fiscal year ended
            December 31, 1997)

  10.3  -   Stewart Information Services Corporation 1999 Stock Option Plan

  21    -   Subsidiaries of the Registrant

  23    -   Consent of Independent Certified Public Accountant, including consent of incorporation by reference of their reports to previously filed
            Securities Act registration statements

  27    -   Financial Data Schedule