Form 10-Q
period 2000-03-31
STEWART INFORMATION SERVICES CORP
filed 2000-05-11
CIK 94344

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549



(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended March 31, 2000



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



 -------------------------------------------------------------------------------
(Former name,former address and former fiscal year if changed since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days. Yes  X   No
                          ---     ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                              Common            13,765,520
                      Class B Common             1,050,012

                                    FORM 10-Q
                                QUARTERLY REPORT
                          Quarter Ended March 31, 2000





                                TABLE OF CONTENTS





Item No.                                                                  Page
--------                                                                  ----

                                     Part I


  1.             Financial Statements                                       1

  2.             Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                        5

  3.             Quantitative and Qualitative Disclosures About
                 Market Risk                                                6





                                    Part II


  1.             Legal Proceedings                                          8

  5.             Other Information                                          8

  6.             Exhibits and Reports on Form 8-K                           7


                 Signature                                                  9

                    STEWART INFORMATION SERVICES CORPORATION

    CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE EARNINGS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2000 and 1999





                                                                             THREE MONTHS ENDED
                                                                            --------------------

                                                                              2000        1999
                                                                            --------    --------

                                                                                ($000 Omitted)


Revenues
    Title premiums, fees and other revenues                                   191,176    227,716
    Real estate information services                                           12,199     15,091
    Investment income                                                           5,168      4,907
    Investment gains (losses) - net                                              (340)       164
                                                                             --------     ------
                                                                              208,203    247,878

Expenses
    Amounts retained by agents                                                 90,839    112,134
    Employee costs                                                             68,674     69,499
    Other operating expenses                                                   39,061     36,461
    Title losses and related claims                                             8,560      9,266
    Depreciation and amortization                                               5,091      3,875
    Interest                                                                      381        286
    Minority interests                                                            944        990
                                                                             --------    -------
                                                                              213,550    232,511
                                                                             --------    -------

Earnings (loss) before taxes                                                   (5,347)    15,367
Income taxes (benefit)                                                         (1,993)     5,767
                                                                             --------    -------

Net earnings (loss)                                                            (3,354)     9,600
                                                                             ========    =======



Average number of shares outstanding -
    assuming dilution (000)                                                    14,811     14,336

Earnings (loss) per share - basic (1)                                           (0.23)      0.68

Earnings (loss) per share - diluted (1)                                         (0.23)      0.67
                                                                             ========    =======

Comprehensive earnings:
Net earnings (loss)                                                            (3,354)     9,600
Changes in unrealized investment gains,
   net of taxes of $293 and $(1,190), respectively                                544     (2,210)
                                                                             --------    -------
Comprehensive earnings (loss)                                                  (2,810)     7,390
                                                                             ========    =======

(1) Restated for a two-for-one stock split in May 1999.

                    STEWART INFORMATION SERVICES CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2000 AND DECEMBER 31, 1999



                                                                       MAR 31        DEC 31
                                                                        2000          1999
                                                                    ----------    ----------
                                                                          ($000 Omitted)

      Assets
          Cash and cash equivalents                                     30,738        36,803
          Short-term investments                                        57,604        67,455
          Investments - statutory reserve funds                        185,706       185,087
          Investments - other                                           56,096        57,669
          Receivables                                                   49,518        48,580
          Property and equipment                                        45,953        45,900
          Title plants                                                  26,455        26,258
          Goodwill                                                      35,080        31,641
          Deferred income taxes                                         12,110        12,378
          Other                                                         26,012        23,970
                                                                    ----------    ----------

                                                                       525,272       535,741
                                                                    ==========    ==========



      Liabilities
          Notes payable                                                 22,232        19,054
          Accounts payable and accrued liabilities                      29,264        41,303
          Estimated title losses                                       183,826       183,787
          Minority interests                                             6,837         6,673

      Contingent liabilities and commitments

      Stockholders' equity
          Common and Class B Common Stock and
            additional paid-in capital                                  80,125        79,126
          Retained earnings                                            206,100       209,454
          Accumulated other comprehensive earnings                      (3,112)       (3,656)
                                                                    ----------   -----------
            Total stockholders' equity ($19.17 per share at
              March 31, 2000)                                          283,113       284,924
                                                                    ----------   -----------

                                                                       525,272       535,741
                                                                    ==========   ===========



                    STEWART INFORMATION SERVICES CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999





                                                                             2000         1999
                                                                           --------     --------
                                                                                ($000 Omitted)




    Cash (used) provided by operating activities (Note)                      (9,095)       9,858


    Investing activities:
         Purchases of property and equipment and title plants - net          (4,822)      (4,874)
         Proceeds from investments matured and sold                          30,361        8,034
         Purchases of investments                                           (19,059)      (9,469)
         Increases in notes receivable                                       (2,281)      (1,617)
         Collections on notes receivable                                        338          350
         Proceeds from sale of equity investment                                  0        2,855
         Cash paid for the acquisition of subsidiaries - net                 (3,844)      (1,038)
                                                                         ----------    ---------
    Cash provided (used) by investing activities                                693       (5,759)


    Financing activities:
         Dividends paid                                                           0         (527)
         Distribution to minority interests                                    (824)        (530)
         Proceeds from issuance of stock                                          0          104
         Proceeds of notes payable                                            4,488        2,346
         Payments on notes payable                                           (1,327)      (3,175)
                                                                         ----------    ---------
    Cash provided (used) by financing activities                              2,337       (1,782)
                                                                         ----------    ---------

    (Decrease) increase in cash and cash equivalents                         (6,065)       2,317
                                                                         ==========   ==========




     NOTE:  Reconciliation of net earnings to the above amounts -

     Net earnings (loss)                                                     (3,354)       9,600
     Add (deduct):
           Depreciation and amortization                                      5,091        3,875
           Provision for title losses in excess of payments                      39          374
           Provision for uncollectible amounts - net                              0         (160)
           Decrease in accounts receivable - net                              1,036        9,070
           Decrease in accounts payable and accrued liabilities - net       (12,123)     (12,802)
           Minority interest expense                                            944          990
           Equity in net earnings of investees                                  (41)        (274)
           Realized investment gains (losses) - net                             340         (164)
           Stock bonuses                                                        482          527
           Increase in other assets                                          (1,893)      (1,224)
           Other - net                                                          384           46
                                                                         ----------    ---------

     Cash (used) provided by operating activities                            (9,095)       9,858
                                                                         ==========    =========


                    STEWART INFORMATION SERVICES CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS








Note 1:   Interim Financial Statements

The financial information contained in this report for the three month periods ended March 31, 2000 and 1999, and as of March 31, 2000, is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of this information for all unaudited periods, consisting only of normal recurring accruals, have been made. The results of operations for the interim periods are not necessarily indicative of results for a full year.

Certain  amounts in the 1999 condensed  consolidated  financial  statements have
been  reclassified  for  comparative  purposes.   Net  earnings,  as  previously
reported, were not affected.


Note 2:   Segment Information

The Company's two reportable segments are title and real estate information. Selected financial information related to these segments follows:

                                        Real Estate
                          Title         Information          Total
                          -----         -----------          -----
                                       ($000 Omitted)
Revenues:
---------
Three months ended
     3/31/00             196,004          12,199            208,203
     3/31/99             232,787          15,091            247,878

Pretax Earnings (Loss):
-----------------------
Three months ended
     3/31/00              (3,656)         (1,691)            (5,347)
     3/31/99              13,805           1,562             15,367

Identifiable Assets:
--------------------
     3/31/00             484,746          40,526            525,272
    12/31/99             496,191          39,550            535,741


Note 3:   Earnings Per Share

The Company's basic earnings per share figures were calculated by dividing net earnings by the weighted average number of shares of Common Stock and Class B Common Stock outstanding during the reporting period. The only potentially dilutive effect on earnings per share for the Company related to its stock option plans.

In calculating the effect of the options and determining a figure for diluted earnings per share, the average number of shares used in calculating basic earnings per share was increased by 95,000 and 148,000 for the three month periods ending March 31, 2000 and 1999, respectively.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

The Company's two segments of operations are title insurance and real estate information. In general, the principal factors that contribute to increases in the Company's operating revenues include declining mortgage interest rates (which usually increase home sales and refinancing transactions), rising home prices, higher premium rates, increased market share, additional revenues from new offices and increased revenues from commercial transactions. Although relatively few in number, large commercial transactions typically yield higher premiums.

Mortgage interest rates, which averaged 6.9% in the first quarter of 1999, rose over the rest of the year to about 7.9% at the end of the year. Rates in early 2000 increased again to an average of 8.3% for the first quarter.

Home sales declined about 9% in the first quarter of 2000 compared with the first quarter of 1999. Refinancing transactions decreased during the second half of 1999 and the first quarter of 2000. Refinance activity dropped from representing 58 percent of total applications in the first three months of 1999 to 25 percent in the same period of 2000, as reported by industry experts.

A comparison of the results of operations of the Company for the first three months of 2000 with the first three months of 1999 follows.

REVENUES

Revenues from title premiums and fees decreased $36.5 million, or 16.0%, from a year ago. Mortgage interest rates were significantly higher in the early part of 2000 than in the same period a year ago, decreasing real estate sales and refinancing transactions.

The number of closings handled by the Company decreased 24.4%. Closings decreased in California, Arizona, Colorado and most other states. The average revenue per closing increased in 2000 due to higher home prices and a smaller number of refinancings, which generate lower premiums. Increases in revenues from commercial transactions also contributed to higher revenues per closing in 2000.

Other revenues in the first quarter of 1999 included a $1.1 million pretax gain resulting from a settlement of a lawsuit and a related sale of an equity ownership in a title agency.

Real estate information revenues were $12.2 million in 2000 and $15.1 million in 1999. The decrease was primarily due to the decline in real estate activity.

Investment income increased 5.3% in 2000 due to an increase in the average balances invested.

EXPENSES

Premiums earned from agents were $113.00 million in 2000 and $138.7 in 1999. The amounts retained by agents, as a percentage of premiums, were 80.4% and 80.9% for the three months ended March 31, 2000 and March 31, 1999, respectively.

Amounts retained by title agents are based on contracts between agents and the title underwriters of the Company. The percentage that amounts retained by agents bears to agent revenues may vary from year to year because of the geographical mix of agent operations and the volume of title revenues.

Employee expenses for the combined business segments decreased $0.8 million, or 1.2%, in 2000 primarily because of a lower average number of employees during the first quarter of 2000 compared to a year ago.

Employee costs for the title segment decreased slightly, while employee costs for the REI segment increased slightly. The number of employees in existing title offices at the end of the first quarter of 2000 were reduced by about 10% from a year ago. The decrease at the end of the first quarter of 2000 from the peak reached in early 1999 was 13%. The decreases in the number of employees were offset, however, by significant increases in newly acquired and startup offices, expansion of national marketing operations to gain market share and continued advancements in technology.

Other operating expenses increased by $2.6 million, or 7.1% in 2000. Expenses that increased include expenses of new offices, bad debts, rent and search fees. Other significant components of other operating expenses are title plant expenses, supplies, computer costs, business promotion, telephone, travel, premium taxes, policy forms and delivery costs.

Provisions for title losses and related claims were down $0.7 million, or 7.6%, in 2000. As a percentage of title premiums, fees and related revenues, the provision in the first quarter of 2000 increased to 4.5% versus 4.1% in 1999.

The provision (benefit) for income taxes represented effective tax rates of 37.3% and 37.5% in 2000 and 1999, respectively.


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

During the first three months of 2000, the Company financed a portion of various acquisitions through the issuance of Common Stock totaling $0.4 million. Acquisitions during the first three months of 2000 have resulted in additions to goodwill of $3.9 million.

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


Item 3: Quantitative and Qualitative Disclosures About Market Risk There have been no material changes in the Company's investment strategies, types of financial instruments held or the risks associated with such instruments which would materially alter the market risk disclosures made in the Company's Annual Statement on Form 10-K for the year ended December 31, 1999.

                                     PART II







                                                                         Page
                                                                      ----------


  Item 1.  Legal Proceedings                                              8


  Item 5.  Other Information                                              8


  Item 6.  Exhibits and Reports on Form 8-K


      (a)  Index to exhibits


      (b) There were no reports on Form 8-K filed during the quarter ended March 31, 2000.

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

         On March 15, 1999, the Registrant's Board of Directors approved a two-for-one split of the Registrant's Common Stock, $1.00 par value ("Common Stock"), and Class B Common Stock, $1.00 par value, which was effected in the form of a stock dividend. Each stockholder of record of the Registrant at the close of business on May 7, 1999 received one additional share for each share owned on that date. The stock dividend was paid on May 21, 1999.

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





                                        Stewart Information Services Corporation
                                        ----------------------------------------
                                                                    (Registrant)






  May 11, 2000
----------------
    Date






                                 By:                      /S/         MAX  CRISP
                                 -----------------------------------------------
                                                                       Max Crisp
                                   (Vice President-Finance, Secretary-Treasurer,
                                            Director and Principal Financial and
                                                             Accounting Officer)

                                INDEX TO EXHIBITS







EXHIBIT
NUMBER               DESCRIPTION
-------              -----------



  4.              -   Rights of Common and Class B Common Stockholders


 27.0             -   Financial data schedule


 28.2             -   Details of investments as reported in the
                      Quarterly Report to Shareholders