Form 10-Q
period 2000-06-30
STEWART INFORMATION SERVICES CORP
filed 2000-08-11
CIK 94344

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549




(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended June 30, 2000



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
(Former name,former address and former fiscal year,if changed since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.   Yes  X   No
                            ---     ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                              Common            13,944,810
                      Class B Common             1,050,012

                                    FORM 10-Q
                                QUARTERLY REPORT
                           Quarter Ended June 30, 2000





                                TABLE OF CONTENTS





Item No.                                                                  Page
--------                                                                  ----

                                     Part I


  1.             Financial Statements                                       1

  2.             Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                        6

  3.             Quantitative and Qualitative Disclosures About
                 Market Risk                                                8





                                    Part II


  1.             Legal Proceedings                                         10

  5.             Other Information                                         10

  6.             Exhibits and Reports on Form 8-K                           9


                 Signature                                                 11

                    STEWART INFORMATION SERVICES CORPORATION

    CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE EARNINGS
                      FOR THE QUARTERS AND SIX MONTHS ENDED
                             JUNE 30, 2000 and 1999





                                                   SECOND QUARTER                 SIX MONTHS
                                               ---------------------        --------------------

                                                  2000       1999             2000        1999
                                               ----------  ---------        --------    --------
                                                   ($000 Omitted)              ($000 Omitted)


Revenues
    Title premiums, fees and other revenues       206,270    275,117          397,446    502,833
    Real estate information services               13,028     16,225           25,227     31,316
    Investment income                               5,319      4,885           10,487      9,792
    Investment gains (losses) - net                    53       (134)            (287)        30
                                                ---------   --------          --------    ------
                                                  224,670    296,093          432,873    543,971

Expenses
    Amounts retained by agents                     89,418    142,262          180,257    254,396
    Employee costs                                 73,136     73,964          141,810    143,463
    Other operating expenses                       42,487     43,116           81,548     79,577
    Title losses and related claims                 9,547     11,920           18,107     21,186
    Depreciation and amortization                   5,135      4,318           10,226      8,193
    Interest                                          486        310              867        596
    Minority interests                              1,501      1,436            2,445      2,426
                                                ---------   --------          --------   -------
                                                  221,710    277,326          435,260    509,837
                                                ---------   --------          --------   -------

Earnings (loss) before taxes                        2,960     18,767           (2,387)    34,134
Income taxes (benefit)                              1,086      7,041             (907)    12,808
                                                ---------   --------          --------   -------

Net earnings (loss)                                 1,874     11,726           (1,480)    21,326
                                                =========   ========          ========   =======



Average number of shares outstanding -
    assuming dilution (000)                        14,908     14,581           14,860     14,461

Earnings (loss) per share - basic                    0.13       0.81            (0.10)      1.49

Earnings (loss) per share - diluted                  0.13       0.80            (0.10)      1.47
                                                =========  =========          ========   =======

Comprehensive earnings:
Net earnings (loss)                                 1,874     11,726           (1,480)    21,326
Changes in unrealized investment gains,
   net of taxes of $(80), $(2,060), $213
   and $(3,250), respectively                        (148)    (3,825)             396     (6,035)
                                                ---------   --------          --------   -------
Comprehensive earnings (loss)                       1,726      7,901           (1,084)    15,291
                                                =========  =========          ========   =======


                    STEWART INFORMATION SERVICES CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2000 AND DECEMBER 31, 1999



                                                                       JUN 30        DEC 31
                                                                        2000          1999
                                                                     ----------    ----------
                                                                          ($000 Omitted)

      Assets
          Cash and cash equivalents                                     42,257        36,803
          Short-term investments                                        51,228        65,583
          Investments - statutory reserve funds                        190,675       186,917
          Investments - other                                           51,664        57,711
          Receivables                                                   47,416        48,580
          Property and equipment                                        47,602        45,900
          Title plants                                                  27,247        26,258
          Goodwill                                                      37,024        31,641
          Deferred income taxes                                         12,576        12,378
          Other                                                         27,021        23,970
                                                                    ----------    ----------

                                                                       534,710       535,741
                                                                    ==========    ==========



      Liabilities
          Notes payable                                                 25,605        19,054
          Accounts payable and accrued liabilities                      31,096        44,303
          Estimated title losses                                       186,302       183,787
          Minority interests                                             6,647         6,673

      Contingent liabilities and commitments

      Stockholders' equity
          Common and Class B Common Stock and
            additional paid-in capital                                  81,450        79,126
          Retained earnings                                            207,974       209,454
          Accumulated other comprehensive deficit                       (3,260)       (3,656)
          Treasury stock - 85,200 shares                                (1,104)            -

                                                                    ----------   -----------
            Total stockholders' equity ($19.27 per share at
              June 30, 2000)                                           285,060       284,924
                                                                    ----------   -----------

                                                                       534,710       535,741
                                                                    ==========   ===========




                    STEWART INFORMATION SERVICES CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999





                                                                             2000         1999
                                                                           --------     --------
                                                                                ($000 Omitted)




    Cash provided by operating activities (Note)                              6,544       31,274


    Investing activities:
         Purchases of property and equipment and title plants - net         (11,684)     (12,756)
         Proceeds from investments matured and sold                          41,187       15,426
         Purchases of investments                                           (24,222)     (37,783)
         Increases in notes receivable                                       (2,389)      (5,850)
         Collections on notes receivable                                        526        5,114
         Proceeds from sale of equity investment                                  -        8,140
         Cash paid for the acquisition of subsidiaries - net                 (7,718)      (3,050)
                                                                         ----------    ---------
    Cash used by investing activities                                        (4,300)     (30,759)


    Financing activities:
         Dividends paid                                                           -       (1,069)
         Repurchases of common stock                                         (1,104)           -
         Distribution to minority interests                                  (2,234)      (1,696)
         Proceeds from issuance of stock                                          -           64
         Proceeds of notes payable                                            9,519        4,129
         Payments on notes payable                                           (2,971)      (4,585)
                                                                         ----------    ---------
    Cash provided (used) by financing activities                              3,210       (3,157)
                                                                         ----------    ---------

    Increase (decrease) in cash and cash equivalents                          5,454       (2,642)
                                                                         ==========   ==========




     NOTE:  Reconciliation of net earnings (loss) to the above amounts -

     Net earnings (loss)                                                     (1,480)      21,326
     Add (deduct):
           Depreciation and amortization                                     10,226        8,193
           Provision for title losses in excess of payments                   2,515        4,618
           Provision for uncollectible amounts - net                            (54)        (300)
           Decrease in accounts receivable - net                              3,149        3,833
           Decrease in accounts payable and accrued liabilities - net       (10,432)      (6,603)
           Minority interest expense                                          2,445        2,426
           Equity in net losses (earnings) of investees                         110         (559)
           Realized investment losses (gains) - net                             287          (30)
           Gain on sale of equity investment                                      -       (1,145)
           Stock bonuses                                                        541          588
           Increase in other assets                                          (1,428)      (1,743)
           Other - net                                                          665          670
                                                                         ----------     ---------

     Cash provided by operating activities                                    6,544       31,274
                                                                         ==========     =========

                    STEWART INFORMATION SERVICES CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS








Note 1:   Interim Financial Statements

The financial information contained in this report for the three and six month periods ended June 30, 2000 and 1999, and as of June 30, 2000, is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of this information for all unaudited periods, consisting only of normal recurring accruals, have been made. The results of operations for the interim periods are not necessarily indicative of results for a full year.

Certain  amounts in the 1999 condensed  consolidated  financial  statements have
been  reclassified  for  comparative  purposes.   Net  earnings,  as  previously
reported, were not affected.


Note 2:   Segment Information

The Company's two reportable segments are title and real estate information. Selected financial information related to these segments follows:

                                        Real Estate
                          Title         Information          Total
                          -----         -----------          -----
                                       ($000 Omitted)
Revenues:
---------
Three months ended
     6/30/00             211,642          13,028            224,670
     6/30/99             279,868          16,225            296,093

Six months ended
     6/30/00             407,646          25,227            432,873
     6/30/99             512,655          31,316            543,971

Pretax Earnings (Losses):
-------------------------
Three months ended
     6/30/00               4,103          (1,143)             2,960
     6/30/99              18,071             696             18,767

Six months ended
     6/30/00                 447          (2,834)            (2,387)
     6/30/99              31,876           2,258             34,134

Identifiable Assets:
--------------------
     6/30/00             494,701          40,009            534,710
    12/31/99             496,191          39,550            535,741


Note 3:   Earnings Per Share

The Company's basic earnings (loss) per share figures were calculated by dividing net earnings (losses) by the weighted average number of shares of Common Stock and Class B Common Stock outstanding during the reporting period. The only potentially dilutive effect on earnings per share for the Company related to its stock option plans.

In calculating the effect of the options and determining a figure for diluted earnings per share, the average number of shares used in calculating basic earnings per share was increased by 102,000 and 124,000 for the three month periods ending June 30, 2000 and 1999, respectively and 98,000 and 138,000 for the six month periods ending June 30, 2000 and 1999, respectively.

Note 4:   Contingent Liabilities and Commitments

The Company is presently named in a private class action brought under California's Unfair Business Practices Act: Soriano v. Stewart Title. In a related matter, The Company is an unnamed and unserved defendant in a large class action filed by the California Attorney General against a class of all title companies in the State of California. The lawsuit seeks restitution and injunctive relief against an unidentified defendant class of all title companies in the state, based on alleged title company practices concerning escheatment, fees and banking services credits. The Company is in settlement discussion with the California Attorney General. Although the ultimate disposition of these lawsuits cannot be predicted with certainty, it is the opinion of the Company's management and its outside counsel that the outcome of any claim, whether individually or on a combined basis, will not have a materially adverse effect on the consolidated financial condition of the Company.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

The Company's two segments of operations are title insurance ("Title") and real estate information ("REI"). In general, the principal factors that contribute to increases in the Company's operating revenues for both segments include declining mortgage interest rates (which usually increase home sales and refinancing transactions), rising home prices, higher premium rates, increased market share, additional revenues from new offices and increased revenues from commercial transactions. Although relatively few in number, large commercial transactions typically yield higher premiums.

Mortgage interest rates, which averaged 7.0% in the first quarter of 1999, rose over the rest of the year to about 7.9% at the end of the year. Rates in early 2000 increased again to an average of 8.3% for the first six months of 2000.

Existing and new home sales declined about 5.8% in the first six months of 2000 compared with the first six months of 1999. Refinancing transactions decreased during the second half of 1999 and the first six months of 2000. Refinance activity dropped from representing 33.9 percent of total applications in the first six months of 1999 to 14.2 percent in the same period of 2000, as reported by industry experts.

A comparison of the results of operations of the Company for the first six months of 2000 with the first six months of 1999 follows.

REVENUES

Revenues from title premiums and fees decreased $105.4 million, or 21.0%, from a year ago. Mortgage interest rates were significantly higher in the first six months of 2000 than in the same period a year ago, decreasing real estate sales and refinancing transactions.

The number of closings handled by the Company decreased 18.1%. Closings decreased in California, Texas, Arizona, Colorado and most other states. The average revenue per closing increased in 2000 due to higher home prices and a smaller number of refinancings, which generate lower premiums. Increases in revenues from commercial transactions also contributed to higher revenues per closing in 2000.

Other revenues in the first six months of 1999 included a $1.1 million pretax gain resulting from a settlement of a lawsuit and a related sale of an equity ownership in a title agency.

Real estate information revenues were $25.2 million in 2000 and $31.3 million in 1999. The decrease was primarily due to the decline in real estate activity.

Investment income increased 7.1% in 2000 primarily due to an increase in the average balances invested.

EXPENSES

Premiums earned from agents were $223.3 million in 2000 and $314.0 in 1999. The amounts retained by agents, as a percentage of premiums, were 80.7% and 81.0% for the six months ended June 30, 2000 and June 30, 1999, respectively.

Amounts retained by title agents are based on contracts between agents and the title underwriters of the Company. The percentage that amounts retained by agents bears to agent revenues may vary from year to year because of the geographical mix of agent operations and the volume of title revenues.

Employee expenses for the combined business segments decreased $1.7 million, or 1.2%, in 2000 primarily because of a lower average number of employees during the first six months of 2000 compared to a year ago.

Employee costs for the title segment decreased slightly, while employee costs for the REI segment showed a small increase. The number of employees in existing title offices at the end of the first six months of 2000 was reduced approximately 7.7% from a year ago. The reduction in the number of employees was offset, however, by significant increases in newly acquired and startup offices, expansion of national marketing operations to gain market share and continued expansion in technology.

Other operating expenses increased by $2.0 million, or 2.5%, in 2000. The decreases in other operating expenses due to the reduction in Title and REI business volume were more than offset by expenses that increased which include expenses of new offices, rent and search fees. Other significant components of other operating expenses are title plant expenses, supplies, computer costs, business promotion, telephone, travel, premium taxes, cost of resale services and products, policy forms bad debts and delivery costs.

Provisions for title losses and related claims were down $3.1 million, or 14.5%, in 2000. As a percentage of title premiums, fees and related revenues, the provision in the first six months of 2000 was 4.6% versus 4.2% in 1999.

The provision (benefit)for income taxes represented effective tax rates of 38.0% and 37.5% in 2000 and 1999, respectively.


A comparison of the results of operations of the Company for the second quarter of 2000 with the second quarter of 1999 follows.

REVENUES

Revenues from title premiums and fees decreased $68.8 million, or 25.0%, from a year ago. Mortgage interest rates were significantly higher in the second quarter of 2000 than in the same period a year ago, decreasing real estate sales and refinancing transactions.

The number of closings handled by the Company decreased 11.9%. Closings decreased in California, Texas, Arizona and most other states. The average revenue per closing increased in 2000 due to higher home prices and a smaller number of refinancings, which generate lower premiums.

Real estate information revenues were $13.0 million in 2000 and $16.2 million in 1999. The decrease was primarily due to the decline in real estate activity.

Investment income increased 8.9% in 2000 primarily due to an increase in the average balances invested and higher yields.

EXPENSES

Premiums earned from agents were $110.3 million in 2000 and $175.8 in 1999. The amounts retained by agents, as a percentage of premiums, were 81.1% and 80.9% for the second quarter of 2000 and 1999, respectively.

Amounts retained by title agents are based on contracts between agents and the title underwriters of the Company. The percentage that amounts retained by agents bears to agent revenues may vary from year to year because of the geographical mix of agent operations and the volume of title revenues.

Employee expenses for the combined business segments decreased $0.8 million, or 1.1%, in 2000 primarily because of a lower average number of employees during the second quarter of 2000 compared to a year ago. The decrease was partly offset by higher average rates of compensation.

Employee costs for the title segment decreased slightly, while employee costs for the REI segment showed a small increase. The number of employees in existing title offices at the end of the first six months of 2000 was reduced approximately 7.7% from a year ago. The reduction in the number of employees was offset, however, by significant increases in newly acquired and startup offices, expansion of national marketing operations to gain market share and continued expansion in technology.

Other operating expenses decreased by $0.6 million, or 1.5%, in 2000. Other operating expenses decreased due to the decrease in Title and REI business volume offset by expenses that increased which include expenses of new offices and rent. Other significant components of other operating expenses are title plant expenses, supplies, computer costs, business promotion, telephone, travel, premium taxes, cost of resale services and products, policy forms, bad debts, search fees and delivery costs.

Provisions for title losses and related claims were down $2.4 million, or 19.9% in 2000. As a percentage of title premiums, fees and related revenues, the provision in the second quarter of 2000 increased to 4.6% versus 4.3% in 1999.

The provision for income taxes represented effective tax rates of 36.7% and 37.5% in 2000 and 1999, respectively.

YEAR 2000 ISSUE

Information technology is a crucial part of the Company's business. Accordingly, the Company completed a comprehensive Year 2000 ("Y2K") readiness program that addressed challenges associated with the Y2K issue. As a result of this program, the Company encountered no major automation or business disruption due to Y2K issues. The Company continues to operate normally across all business units and geographies and will continue to monitor operations through 2000. The total costs incurred for the Y2K readiness program were $3.6 million.


LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations represents the primary source of financing for the Company, but this may be supplemented by bank borrowings. The capital resources of the Company and the present debt-to-equity relationship are considered satisfactory.

During the first six months of 2000, the Company financed a portion of various acquisitions through the issuance of Common Stock totaling $1.8 million. Acquisitions during the first six months of 2000 have resulted in an increase in goodwill of $6.3 million.

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


  Item 6.  Exhibits and Reports on Form 8-K


      (a)  Index to exhibits


      (b) There were no reports on Form 8-K filed during the quarter ended June 30, 2000.

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


ITEM 5.  OTHER INFORMATION

         The Board of Directors has approved a plan to repurchase up to 5 percent (680,000 shares) of the Company's currently issued and outstanding Common Stock. The Board also determined that the Company's regular quarterly dividend should be discontinued in favor of returning those and additional funds to stockholders through the stock purchase plan. As of June 30, 2000, the Company had repurchased a total of 85,200 shares under this plan.

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






August 10, 2000
----------------
    Date






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