Form 10-Q
period 2000-09-30
STEWART INFORMATION SERVICES CORP
filed 2000-11-09
CIK 94344

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549




(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended September 30, 2000



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
(Former name,former address and former fiscal year,if changed since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days. Yes  X   No
                          ---     ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                              Common            13,997,677
                      Class B Common             1,050,012

                                    FORM 10-Q
                                QUARTERLY REPORT
                        Quarter Ended September 30, 2000





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

                    STEWART INFORMATION SERVICES CORPORATION

    CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE EARNINGS
                     FOR THE QUARTERS AND NINE MONTHS ENDED
                           SEPTEMBER 30, 2000 and 1999





                                                   THIRD QUARTER                 NINE MONTHS
                                               ---------------------        --------------------

                                                  2000       1999             2000        1999
                                              ----------  ---------        --------    --------
                                                    ($000 Omitted)             ($000 Omitted)


Revenues
    Title premiums, fees and other revenues       219,459    246,460          616,905    749,293
    Real estate information services               14,019     14,507           39,246     45,823
    Investment income                               5,519      5,394           16,006     15,186
    Investment gains (losses) - net                     7         20             (280)        50
                                                ---------   --------          --------    ------
                                                  239,004    266,381          671,877    810,352

Expenses
    Amounts retained by agents                    100,514    124,186          280,771    378,582
    Employee costs                                 75,398     72,030          217,208    215,493
    Other operating expenses                       43,465     43,321          125,013    122,898
    Title losses and related claims                 9,340      9,937           27,447     31,123
    Depreciation and amortization                   5,575      4,968           15,801     13,161
    Interest                                          497        314            1,364        910
    Minority interests                              1,341      1,377            3,786      3,803
                                                ---------   --------          --------   -------
                                                  236,130    256,133          671,390    765,970
                                                ---------   --------          --------   -------

Earnings before taxes                               2,874     10,248              487     44,382
Income taxes                                        1,116      4,150              209     16,958
                                                ---------   --------          --------   -------

Net earnings                                        1,758      6,098              278     27,424
                                                =========   ========          ========   =======



Average number of shares outstanding -
    assuming dilution (000)                        15,018     14,762           14,913     14,562

Earnings per share - basic                           0.12       0.42             0.02       1.90

Earnings per share - diluted                         0.12       0.41             0.02       1.88
                                                =========  =========          ========   =======

Comprehensive earnings:
Net earnings                                        1,758      6,098              278     27,424
Changes in unrealized investment gains (losses),
   net of taxes of $916, $(700), $1,129
   and $(3,950), respectively                       1,701     (1,300)           2,097     (7,335)
                                                ---------   --------          --------   -------
Comprehensive earnings                              3,459      4,798            2,375     20,089
                                                =========  =========          ========   =======




                    STEWART INFORMATION SERVICES CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2000 AND DECEMBER 31, 1999



                                                                       SEP 30        DEC 31
                                                                        2000          1999
                                                                     ----------    ----------
                                                                          ($000 Omitted)

      Assets
          Cash and cash equivalents                                     34,359        36,803
          Short-term investments                                        64,221        65,583
          Investments - statutory reserve funds                        194,955       186,917
          Investments - other                                           51,484        57,711
          Receivables                                                   46,295        48,580
          Property and equipment                                        47,487        45,900
          Title plants                                                  27,809        26,258
          Goodwill                                                      37,515        31,641
          Deferred income taxes                                         12,535        12,378
          Other                                                         29,177        23,970
                                                                    ----------    ----------

                                                                       545,837       535,741
                                                                    ==========    ==========



      Liabilities
          Notes payable                                                 28,954        19,054
          Accounts payable and accrued liabilities                      34,056        41,303
          Estimated title losses                                       184,951       183,787
          Minority interests                                             6,625         6,673

      Contingent liabilities and commitments

      Stockholders' equity
          Common and Class B Common Stock and
            additional paid-in capital                                  84,590        79,126
          Retained earnings                                            209,732       209,454
          Accumulated other comprehensive deficit                       (1,559)       (3,656)
          Treasury stock - 116,900 shares                               (1,512)            -

                                                                    ----------   -----------
            Total stockholders' equity ($19.36 per share at
              September 30, 2000)                                      291,251       284,924
                                                                    ----------   -----------

                                                                       545,837       535,741
                                                                    ==========   ===========



                    STEWART INFORMATION SERVICES CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999





                                                                             2000         1999
                                                                           --------     --------
                                                                                ($000 Omitted)




    Cash provided by operating activities (Note)                             17,272       42,114


    Investing activities:
         Purchases of property and equipment and title plants - net         (16,446)     (19,794)
         Proceeds from investments matured and sold                          51,360       32,839
         Purchases of investments                                           (48,863)     (57,269)
         Increases in notes receivable                                       (2,795)      (5,838)
         Collections on notes receivable                                        860        5,315
         Proceeds from sale of equity investment                                  -        5,840
         Cash paid for the acquisition of subsidiaries - net                 (8,537)      (5,166)
                                                                         ----------    ---------
    Cash used by investing activities                                       (24,421)     (44,073)


    Financing activities:
         Dividends paid                                                           -       (1,612)
         Repurchases of common stock                                         (1,512)           -
         Distribution to minority interests                                  (3,568)      (2,871)
         Proceeds from issuance of stock                                          -           39
         Proceeds of notes payable                                           13,842        8,470
         Payments on notes payable                                           (4,057)      (5,745)
                                                                         ----------    ---------
    Cash provided (used) by financing activities                              4,705       (1,719)
                                                                         ----------    ---------

    Decrease in cash and cash equivalents                                    (2,444)      (3,678)
                                                                         ==========   ==========




     NOTE:  Reconciliation of net earnings to the above amounts -

     Net earnings                                                               278       27,424
     Add (deduct):
           Depreciation and amortization                                     15,801       13,161
           Provision for title losses in excess of payments                   1,164        7,206
           Provision for uncollectible amounts - net                             38         (465)
           Decrease in accounts receivable - net                              4,218        5,477
           Decrease in accounts payable and accrued liabilities - net        (7,450)     (12,918)
           Minority interest expense                                          3,786        3,803
           Equity in net earnings of investees                                 (166)        (750)
           Realized investment losses (gains) - net                             280          (50)
           Gain on sale of equity investment                                      -       (1,145)
           Stock bonuses                                                        541          598
           Increase in other assets                                          (2,228)        (846)
           Other - net                                                        1,010          619
                                                                         ----------     ---------

     Cash provided by operating activities                                   17,272       42,114
                                                                         ==========     =========

                                       -3-

                    STEWART INFORMATION SERVICES CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000







Note 1:   Interim Financial Statements

The financial information contained in this report for the three and nine month periods ended September 30, 2000 and 1999, and as of September 30, 2000, is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of this information for all unaudited periods, consisting only of normal recurring accruals, have been made. The results of operations for the interim periods are not necessarily indicative of results for a full year.

Certain  amounts in the 1999 condensed  consolidated  financial  statements have
been  reclassified  for  comparative  purposes.   Net  earnings,  as  previously
reported, were not affected.


Note 2:   Segment Information

The Company's two reportable segments are title and real estate information. Selected financial information related to these segments follows:

                                        Real Estate
                          Title         Information          Total
                          -----         -----------          -----
                                       ($000 Omitted)
Revenues:
---------
Three months ended
     9/30/00             224,985          14,019            239,004
     9/30/99             251,874          14,507            266,381

Nine months ended
     9/30/00             632,631          39,246            671,877
     9/30/99             764,529          45,823            810,352

Pretax Earnings (Losses):
-------------------------
Three months ended
     9/30/00               3,945          (1,071)             2,874
     9/30/99               9,675             573             10,248

Nine months ended
     9/30/00               4,392          (3,905)               487
     9/30/99              41,551           2,831             44,382

Identifiable Assets:
--------------------
     9/30/00             505,717          40,120            545,837
    12/31/99             496,191          39,550            535,741


Note 3:   Earnings Per Share

The Company's basic earnings per share figures were calculated by dividing net earnings by the weighted average number of shares of Common Stock and Class B Common Stock outstanding during the reporting period. The only potentially dilutive effect on earnings per share for the Company related to its stock option plans.

In calculating the effect of the options and determining a figure for diluted earnings per share, the average number of shares used in calculating basic earnings per share was increased by 97,000 and 138,000 for the three month periods ending September 30, 2000 and 1999, respectively and 98,000 and 138,000 for the nine month periods ending September 30, 2000 and 1999, respectively.

Note 4:   Contingent Liabilities and Commitments

The Company is presently named in a private class action brought under California's Unfair Business Practices Act: Soriano v. Stewart Title. In a related matter, The Company is an unnamed and unserved defendant in a large class action filed by the California Attorney General against a class of all title companies in the State of California. The lawsuit seeks restitution and injunctive relief against an unidentified defendant class of all title companies in the state, based on alleged title company practices concerning escheatment, fees and banking services credits. The Company is in settlement discussion with the California Attorney General. Although the ultimate disposition of these lawsuits cannot be predicted with certainty, it is the opinion of the Company's management, based on its analysis and discussions with its outside counsel, that the outcome of any claim, whether individually or on a combined basis, will not have a materially adverse effect on the consolidated financial condition of the Company.


Note 5:     Changes in Accounting Principles

Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," requires companies to recognize all derivatives as either assets or liabilities in the statement of financial condition and to measure all derivatives at fair value. SFAS No. 133 requires that changes in fair value of a derivative be recognized currently in earnings unless specific hedge accounting criteria are met. Upon implementation of SFAS No. 133, hedging relationships may be redesignated, and securities held to maturity may be transferred to available for sale or trading. SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", deferred the effective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" amended the accounting and reporting standards of SFAS No. 133 for certain derivative instruments, hedging activities, and decisions made by the Derivatives Implementation Group. The Company does not invest in hedging or derivative instruments nor does it intend to do so in the future. Accordingly, SFAS 133, SFAS 137 and SFAS 138 will have no impact on the consolidated financial statements.

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

Mortgage interest rates, which averaged 7.0% in the first quarter of 1999, rose over the rest of the year to about 7.9% at the end of the year. Rates in 2000 increased again to an average of 8.3% during the first six months, but dropped to about 7.9% in September.

According to the most recent industry sources available, existing home sales declined about 4.4% in the first nine months of 2000 compared with the first nine months of 1999. Refinancing transactions decreased significantly beginning in the second half of 1999 and continued at much lower levels in 2000. Refinance activity dropped from representing 34.4 percent of total applications in the first nine months of 1999 to 16.6 percent in the same period in 2000.



A comparison of the results of operations of the Company for the first nine months of 2000 with the first nine months of 1999 follows.

REVENUES

For the first nine months of 2000, revenues from title premiums and fees decreased $132.4 million, or 17.7%, from a year ago. Mortgage interest rates were significantly higher in 2000 than in the same period a year ago, which reduced real estate sales and refinancing transactions.

The number of direct closings handled by the Company decreased 12.3%. Closings decreased in California, Texas, Arizona, Colorado and most other states. The average revenue per closing increased in 2000 due to higher home prices and a smaller number of refinancings, which generate lower premiums. Increases in revenues from commercial transactions also contributed to higher revenues per closing in 2000.

Premiums from agents were $347.9 million in 2000 and $467.2 million in 1999. While nearly all states declined, the largest decreases were in California and Florida. The decrease in premiums from agents was primarily attributable to the reduced number of refinancing and other transactions resulting from a higher interest rate environment.

Other revenues in the first nine months of 1999 included a $1.1 million pretax gain resulting from a settlement of a lawsuit and a related sale of an equity ownership in a title agency.

Real estate information revenues were $39.2 million in 2000 and $45.8 million in 1999. The 14.4% decrease was primarily due to the decline in real estate activity. REI profits were reduced in the first nine months of 1999 by a $1.3 million pretax charge resulting from the settlement of a lawsuit.

Investment income increased 5.4% in 2000 over 1999 primarily due to an increase in the average balances invested.

EXPENSES

The amounts retained by agents, as a percentage of premiums, were 80.7% and 81.0% in 2000 and 1999, respectively. Amounts retained by agents are based on contracts between agents and the title underwriters of the Company. The percentage that amounts retained by agents bears to agent revenues may vary from year to year because of the geographical mix of agent operations and the volume of title revenues.

Employee expenses for the combined business segments increased $1.7 million, or 0.8%, in 2000. Employee costs for both the title and REI segments increased. The number of employees in existing title offices at the end of the first nine months of 2000 was reduced approximately 10.7% from a year ago. The reduction in the number of employees was offset, however, by significant increases in newly acquired and startup offices, expansion of national marketing operations to gain market share and continued expansion in technology.

Other operating expenses increased by $2.1 million, or 1.7%, in 2000. Increased expenses include expenses of new offices, rent and search fees. Other components of other operating expenses are title plant expenses, supplies, computer costs, business promotion, telephone, travel, premium taxes, policy forms, delivery costs and cost of resale products purchased.

Provisions for title losses and related claims were down $3.7 million, or 11.8%, in 2000. As a percentage of title premiums, fees and related revenues, the provision in 2000 was 4.4% versus 4.2% in 1999.

The provision for income taxes represented effective tax rates of 42.9% and 38.2% in 2000 and 1999, respectively.



A comparison of the results of operations of the Company for the third quarter of 2000 with the third quarter of 1999 follows.

REVENUES

For the third quarter of 2000, revenues from title premiums and fees decreased $27.0 million, or 11.0%, from a year ago. Mortgage interest rates were significantly higher in the third quarter of 2000 than in the same period a year ago, which reduced real estate sales and refinancing transactions.

The number of direct closings handled by the Company increased slightly. Closings in new offices offset the decreases in Arizona, Texas, California and many other states. The average revenue per closing increased in 2000 due to higher home prices and a smaller number of refinancings, which generate lower premiums. Increases in revenues from commercial transactions also contributed to higher average revenues per closing in 2000.

Premiums from agents decreased $28.7 million from $153.3 million in the third quarter of 1999 to $124.6 million in the third quarter of 2000. While nearly all states declined, the largest decreases were in California and Florida. The decrease in premiums from agents was primarily attributable to the reduced number of refinancing and other transactions resulting from a higher interest rate environment.

Real estate information revenues were $14.0 million in 2000 and $14.5 million in 1999. The decrease wasprimarily due to the decline in real estate activity.

Investment income increased 2.3% in 2000 over 1999 primarily due to an increase in the average yield.

EXPENSES

The amounts retained by agents, as a percentage of premiums, were 80.7% and 81.0% in 2000 and 1999, respectively. Amounts retained by agents are based on contracts between agents and the title underwriters of the Company. The percentage that amounts retained by agents bears to agent revenues may vary from year to year because of the geographical mix of agent operations and the volume of title revenues.

Employee expenses for the combined business segments increased $3.4 million, or 4.7%, in 2000. Employee costs for both the title and REI segments increased. The number of employees in existing title offices at the end of the third quarter of 2000 was reduced approximately 10.7% from a year ago. The reduction in the number of employees was offset, however, by significant increases in newly acquired and startup offices, expansion of national marketing operations to gain market share and continued expansion in technology.

Other operating expenses increased by $0.1 million, or 0.3%, in 2000. Increased expenses include expenses of new offices and search fees. Other components of other operating expenses are rent, title plant expenses, supplies, computer costs, business promotion, telephone, travel, premium taxes, policy forms, delivery costs and cost of resale products purchased.

Provisions for title losses and related claims were down $0.6 million, or 6.0% in 2000. As a percentage of title premiums, fees and related revenues, the provision in the third quarter of 2000 increased to 4.3% versus 4.0% in 1999.

The provision for income taxes represented effective tax rates of 38.8% and 40.5% in 2000 and 1999, respectively.

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

During the first nine months of 2000, the Company financed a portion of various acquisitions through the issuance of Common Stock totaling $4.9 million. Acquisitions during the first nine months of 2000 have resulted in an increase in goodwill of $7.3 million.

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


  Item 6.  Exhibits and Reports on Form 8-K


      (a)  Index to exhibits


      (b) There were no reports on Form 8-K filed during the quarter ended September 30, 2000.

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


ITEM 5.  OTHER INFORMATION

         The Board of Directors has approved a plan to repurchase up to 5 percent (680,000 shares) of the Company's currently issued and outstanding Common Stock. The Board also determined that the Company's regular quarterly dividend should be discontinued in favor of returning those and additional funds to stockholders through the stock purchase plan. As of September 30, 2000, the Company had repurchased a total of 116,900 shares under this plan.

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





November 9, 2000
----------------
    Date






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