Form 10-K
period 2000-12-31
STEWART INFORMATION SERVICES CORP
filed 2001-03-22
CIK 94344

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

For the fiscal year ended December 31, 2000
                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from             to
                               ----------     ----------

Commission file number 1-12688

                    STEWART INFORMATION SERVICES CORPORATION
             (Exact name of registrant as specified in its charter)

          DELAWARE                                    74-1677330
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                    Identification No.)

  1980 POST OAK BLVD., HOUSTON, TEXAS                   77056
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:  (713) 625-8100

Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

Securities registered pursuant to Section 12(g) of the Act:

                           COMMON STOCK, $1 PAR VALUE

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


         As of March 2, 2001, 14,001,637 shares of Common Stock, $1 par value, and 1,050,012 shares of Class B Common Stock, $1 par value, were outstanding. The aggregate market value as of such date of the Common Stock (based upon the closing sales price of the Common Stock of Stewart Information Services Corporation, as reported by the NYSE on March 2, 2001) held by non-affiliates of the Registrant was approximately $253,569,646.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive proxy statement (the "Proxy Statement"), relating to the annual meeting of the Registrant's stockholders to be held April 27, 2001, are incorporated by reference in Parts III and IV of this document.


--------------------------------------------------------------------------------

                                    FORM 10-K

                                  ANNUAL REPORT

                          YEAR ENDED DECEMBER 31, 2000


                                TABLE OF CONTENTS


                                                   PART I
   ITEM
    NO.                                                                                              PAGE
   -----                                                                                             ----
     1.    Business .................................................................................  1
     2.    Properties ...............................................................................  4
     3.    Legal Proceedings ........................................................................  5
     4.    Submission of Matters to a Vote of Security Holders ......................................  5


                                                  PART II

     5.    Market for Registrant's Common Equity and Related Stockholder Matters ....................  6
     6.    Selected Financial Data ..................................................................  7
     7.    Management's Discussion and Analysis of Financial Condition and Results of
              Operations ............................................................................  7
    7A.    Quantitative and Qualitative Disclosures About Market Risk ............................... 10
     8.    Financial Statements and Supplementary Data .............................................. 11
     9.    Changes in and Disagreements with Accountants on Accounting and Financial
              Disclosure ............................................................................ 11

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


                                                  PART IV

    14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K ......................... 13

           Signatures ............................................................................... 14

                                     PART I

ITEM 1.  BUSINESS

Stewart's primary business is title insurance. Stewart issues policies through more than 5,300 issuing locations on homes and other real property located in all 50 states, the District of Columbia and several foreign countries. Stewart also sells electronically delivered real estate services and information, as well as mapping products and geographic information systems, to domestic and foreign governments and private entities.

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

At the closing or "settlement", the seller executes a deed to the new owner. The buyer typically signs new mortgage documents. Closing funds are then disbursed to the seller, the prior mortgage company, real estate brokers, the title company and others. The documents are then recorded in the public records. A title policy is generally issued to both the lender and new owner.

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

The Company's liability for estimated title losses comprises both known claims and other losses expected to be reported in the future. The amount of the reserve represents the aggregate future payments, net of recoveries, that the Company expects to incur on policy losses and in costs to settle claims. Provisions are charged to income in the same year the related premium revenues are recognized. The amounts provided are based on reported claims, historical loss experience, title industry averages, current legal environment and types of policies written.

Amounts shown as the Company's estimated liability for future loss payments are continually reviewed for reasonableness and adjusted as appropriate. Independent actuaries also review the adequacy of the liability amounts on an annual basis. In accordance with industry practice, the amounts have not been discounted to their present values.

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

Selected information for the national real estate industry follows (2000 amounts are preliminary):

                                                       2000       1999        1998
                                                      ------     ------      ------
      Housing starts - millions ...................     1.59       1.67        1.62
      Housing resales - millions ..................     5.03       5.20        4.96
      Housing resales - median sales price in
        $ thousands ...............................    138.4      133.0       128.0



Customers. The primary sources of title business are attorneys, builders, developers, lenders and real estate brokers. No one customer was responsible for as much as ten percent of Stewart's title revenues in any of the last three years. Titles insured included residential and commercial properties, undeveloped acreage, farms and ranches.

Service, location, financial strength, size and related factors affect customer acceptance. Increasing market share is accomplished primarily by providing superior service. The parties to a closing are concerned with personal schedules and the interest and other costs associated with any delays in the settlement. The rates charged to customers are regulated to varying degrees by different states.

Financial strength and stability of the title underwriter are important factors in maintaining and increasing the Company's agency network. Out of the nation's top four title insurers, Stewart earned the highest ratings awarded by the title industry's leading rating companies. Stewart received an A" from Demotech, Inc., an A2 from Moodys, an A+ from Lace Financial and an A+ from Fitch.

Market share. Title insurance statistics are compiled annually by the title industry's national association. Based on unconsolidated statutory net premiums written for 1999 (2000 amounts are not available), Stewart Title Guaranty Company ("Guaranty") is one of the leading individual title insurers in America.

Competitors include (names are abbreviated) Fidelity, First American, Land America and Old Republic. As do most title insurers, Stewart also competes with abstractors, attorneys who issue title opinions and attorney-owned title insurance bar funds. A number of home builders, financial institutions, real estate brokers and others own or control title insurance agents, some of which issue policies underwritten by Guaranty. This "controlled" business also provides competition for Stewart's agents.

Offices. The number of locations issuing Stewart policies was 5,354 at December 31, 2000, compared to 4,789 a year earlier and 4,249 two years earlier. Of these totals 4,952, 4,425 and 3,933 were independent agents at December 31, 2000, 1999 and 1998, respectively.

Regulations. Title insurance companies are subject to extensive state regulations covering rates, agent licensing, policy forms, trade practices, reserve requirements, investments and the flow of funds between an insurer and its parent or its subsidiaries and any similar related party transaction. Kickbacks and similar practices are prohibited by certain state and federal laws.

REAL ESTATE INFORMATION

The real estate information segment primarily provides electronic delivery of services related to real estate transactions. These services include title reports, flood determinations, property appraisals, mortgage documents, credit reports and tax services. This segment also provides post-closing services to lenders, including document retrievals, assignments, lien releases, recordation, collateral reviews and loan pool certifications.

In addition, this segment provides services related to Section 1031 tax-deferred exchanges, mapping, and construction and maintenance of title plants for county clerks, tax assessors and title agencies.

Factors affecting revenues. As in the title segment, REI revenues are also closely related to the level of activity in the real estate market.

Customers. The primary sources of REI business are lenders. Other customers include title offices, real estate brokers, attorneys, municipalities and courthouses. The most important factor affecting customer acceptance and market share growth is superior customer service. Similar to the title operations, the real estate information being provided by the companies in this segment are a part of the closing process which is driven by personal schedules and the interest and other costs associated with any delays in the settlement.

GENERAL

Technology. Stewart's automation products and services are increasing productivity in the title office and speeding the real estate closing process for lenders, real estate professionals and consumers. In the past, an order typically required several individuals to search the title, retrieve and review documents and finally create the actual commitment. Today, on a normal subdivision file, one person can receive the order electronically and, on the same screen, view the prior file, examine the index of documents, retrieve and review electronically stored documents, prepare the commitment and deliver the product.

Trademarks. Stewart has developed numerous automation products and processes which are crucial to both its title and REI segments. These systems automate most facets of the real estate transaction. Among these trademarked products and processes are AIM(R), Landata Title Plant(R), LANDSCAN(R), REI Mall(R), RESource(R), Single-Seat Technology(TM), StarNet(R), SureClose(R) and Virtual Underwriter(R).

Employees. Stewart and its subsidiaries employed 5,627 people at December 31, 2000.

ITEM 2.  PROPERTIES


          The Registrant and its wholly-owned subsidiary, Stewart Title Guaranty Company and its subsidiaries ("Guaranty"), own or lease the following principal properties:


     Location                         Type                             Use                     Size          Acquired In
------------------------      ----------------------         -----------------------       ---------------  -------------
Houston, Texas                Leased office building         Executive office of the       250,215 sq. ft.
                                                             Registrant and Guaranty                             (1)

Houston, Texas                Leased office building         Office of Guaranty             41,361 sq. ft.       (2)

Los Angeles, California       Leased office building         Office of Guaranty             33,609 sq. ft.       (1)

San Diego, California         Leased office building         Office of Guaranty             28,363 sq. ft.       (3)

Houston, Texas                Leased office building         Office of Guaranty             26,420 sq. ft.       (4)

Dallas, Texas                 Leased office building         Office of Guaranty             25,921 sq. ft        (5)

Riverside, California         Leased office building         Office of Guaranty             20,968 sq. ft.       (6)

San Antonio, Texas            Leased office building         Office of Guaranty             20,864 sq. ft.       (3)

Concord, California           Leased office building         Office of Guaranty             18,916 sq. ft.       (1)

Denver, Colorado              Leased office building         Office of Guaranty             15,935 sq. ft.       (4)

Irvine, California            Leased office building         Office of Guaranty             15,502 sq. ft.       (1)

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

San Antonio, Texas            Owned office building          Office of Guaranty             26,769 sq. ft.  1980 & 1982

Phoenix, Arizona              Owned office building          Office of Guaranty             24,459 sq. ft.      1981

Tucson, Arizona               Owned office building          Office of Guaranty             24,000 sq. ft.      1974

Phoenix, Arizona              Owned office building          Office of Guaranty             17,500 sq. ft.      1985

----------
(1)  These leases  terminate in 2004.
(2)  This lease  terminates in 2007.
(3)  These leases terminate in 2005.
(4)  These leases terminate  in 2001.
(5)  This lease terminates in 2009.
(6)  This lease terminates in 2003.

         The Registrant leases offices at approximately 444 locations. The average term for all such leases is approximately four years. The leases expire from 2001 to 2009. The Registrant believes it will not have any difficulty obtaining renewals of leases as they expire or, alternatively, leasing comparable property. The aggregate annual rental expense under all leases was approximately $32,667,000 in 2000.

         All buildings and equipment owned or leased by the Registrant are considered by the Registrant to be well maintained, adequately insured and generally sufficient for the Registrant's purposes. Substantially all of the Registrant's owned real property above is subject to mortgages.

ITEM 3. LEGAL PROCEEDINGS


         The Registrant is a party to routine lawsuits incidental to its business, most of which involve disputed policy claims. In many of these suits, the plaintiff seeks exemplary or treble damages in excess of policy limits based on the alleged malfeasance of an issuing agent of the Registrant. The Registrant does not expect that any of these proceedings will have a material adverse effect on its consolidated financial condition.






ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II



ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is listed on the New York Stock Exchange
(NYSE) under the symbol "STC". The following table sets forth the high and low sales prices of the Common Stock for each fiscal period indicated, as reported by NYSE. Amounts are restated for a two-for-one stock split in May 1999, effected as a stock dividend.


                                                             HIGH                 LOW
                                                          ---------            ---------
2000:
   First quarter ..................................       $   15.88            $   12.25
   Second quarter .................................           16.00                12.44
   Third quarter ..................................           15.50                12.50
   Fourth quarter .................................           22.31                13.25

1999:
   First quarter ..................................       $   31.38            $   15.25
   Second quarter .................................           21.94                15.50
   Third quarter ..................................           23.00                15.50
   Fourth quarter .................................           18.25                10.25


         The Company paid regular quarterly cash dividends on its Common Stock from 1972 through 1999. During 1999, the Board of Directors approved a plan to repurchase up to 5 percent (680,000 shares) of the Company's outstanding Common Stock. The Board also determined that the Company's regular quarterly dividend should be discontinued in favor of returning those and additional funds to stockholders through the stock repurchase plan. Under this plan, the Company repurchased 116,900 shares of Common Stock during 2000. No cash dividends were paid during 2000. The Company's Certificate of Incorporation provides that no cash dividends may be paid on the Class B Common Stock.

         The number of shareholders of record as of December 31, 2000 was 2,684. As of March 2, 2001, the price of one share of the Company's Common Stock was $18.11.

ITEM 6.  SELECTED FINANCIAL DATA
(Ten year summary)

                                   2000        1999     1998      1997      1996    1995      1994      1993      1992     1991
                                  -------    --------  -------   -------   ------  -------   -------   -------   ------   -------
  In Millions of Dollars
Total revenues ................     935.5     1,071.3    968.8    708.9     656.0    534.6     611.1     683.6    540.7    385.5

Title segment:
   Operating revenues .........     861.2       991.6    899.7    657.3     609.4    496.0     599.5     672.9    530.3    372.3
   Investment income ..........      21.8        20.3     18.5     15.9      14.5     13.6      12.4      10.3     10.3     11.1
   Investment gain (losses) ...         0         0.3      0.2      0.4       0.1      1.0      (0.8)      0.4      0.1      2.1
   Total revenues .............     883.0     1,012.2    918.4    673.6     624.0    510.6     611.1     683.6    540.7    385.5
   Pretax earnings ............       5.6        43.6     73.2     29.2      22.5     10.8      13.8      37.6     21.2      1.1

REI segment (1):
   Revenues ...................      52.5        59.0     50.4     35.3      32.0     24.0
   Pretax earnings ............      (4.4)        3.0      3.1     (5.5)      0.4     (0.1)

Title loss provisions .........      39.0        44.2     39.2     29.8      33.8     29.6      40.2      58.6     54.1     40.7
  % of title operating revenues       4.5         4.5      4.4      4.5       5.6      6.0       6.7       8.7     10.2     10.9

Net earnings (2) ..............       0.6        28.4     47.0     15.3      14.4      7.0       9.7      23.7     14.6      1.7

Cash flow from operations .....      31.9        57.9     86.5     36.0      38.3     20.6      27.7      54.3     36.3     18.6

Total assets ..................     563.4       535.7    498.5    417.7     383.4    351.4     325.2     313.9    251.9    219.1
Long-term debt ................      15.4         6.0      8.9     11.4       7.9      7.3       2.5       3.0      4.2      6.8
Stockholders' equity (3) ......     295.1       284.9    260.4    209.5     191.0    174.9     156.4     156.2    128.6    114.8

    Per Share Data (4)
Average shares - diluted
   (in millions) ..............      15.0        14.6     14.2     13.8      13.5     12.7      12.5      12.4     12.2     12.2
Net earnings - basic (2) ......      0.04        1.96     3.37     1.12      1.08     0.56      0.78      1.93     1.20     0.14
Net earnings - diluted (2) ....      0.04        1.95     3.32     1.11      1.07     0.55      0.77      1.90     1.20     0.14
Stockholders' equity (3) ......     19.61       19.39    18.43    15.17     14.17    13.68     12.59     12.69    10.55     9.42
Market price:
    High ......................     22.31       31.38    33.88    14.63     11.32    11.25     10.71     10.17     7.25     4.84
    Low .......................     12.25       10.25    14.25     9.38      9.82     7.57      7.19      6.25     4.34     2.59
    Year end ..................     22.19       13.31    29.00    14.50     10.38    10.75      7.69     10.00     6.84     4.59
                                  -------    --------  -------   -------   ------  -------   -------   -------   ------   -------


(1) Prior to 1995, segment operations for real estate information services were not reported separately from title operations and were less significant.
(2) Includes a fresh start tax credit of $1.3 million, or $.11 per share, in 1991.
(3)  Includes unrealized gains and losses upon adoption of FAS 115 in 1993.
(4) Restated for a two-for-one stock split in May 1999 and a three-for-two stock split in April 1994, effected as stock dividends.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A comparison of the results of operations of the Company for 2000 with 1999 and 1999 with 1998 follows.

GENERAL. The Company's two segments of operations are title and real estate information ("REI"). In general, the principal factors that contribute to increases in the Company's operating revenues for both segments include declining mortgage interest rates (which usually increase home sales and refinancing transactions), rising home prices, higher premium rates, increased market share, additional revenues from new offices and increased revenues from commercial transactions. Although relatively few in number, large commercial transactions typically yield higher premiums.

         According to published industry data, interest rates for 30-year fixed mortgages, excluding points, for the year 2000 averaged 8.1% as compared to 7.4% in 1999. Rates averaged 6.9% in 1998.

         The rates in 1998 were steady at slightly above or below the 7% mark throughout the year. In 1999, rates stayed at about that same level until June when they began a decided move upward. At year-end 1999, rates were just over 8%. In 2000, the upward trend continued, with rates reaching a peak of 8.5% in May. Then, rates declined for seven consecutive months. At year-end 2000 rates were 7.4%.

         Operating in these mortgage interest rate environments and in strong general economies, real estate activity in 1998 was very strong. In 1999, existing home sales remained strong, increasing about 4.6%. However, refinancing transactions dropped significantly during the second half of 1999. In 2000, existing home sales declined about 3.7% from 1999. Refinancing transactions also continued to decline in 2000. The annual average for refinancing to total loan applications was 51.3% in 1998, 31.3% in 1999 and 19.6% in 2000. At the end of 2000, however, refinancings had increased to about 40%.

TITLE REVENUES. The Company's revenues from premiums, fees and other revenues decreased 13.2% in 2000 over 1999, while increasing 10.2% in 1999 over 1998.

         The number of direct closings handled by the Company decreased 7.4% in 2000 and 10.1% in 1999. The average revenue per closing increased 8.8% in 2000 and 14.7% in 1999 because of higher home prices, increased commercial transactions, and due to the significant drop in 1999 in the number of refinancings with their lower premiums. A 3% reduction in Texas title premium rates became effective August 1, 1998. There were no other major revenue rate changes in 2000, 1999 or 1998.

         Premiums from agents decreased 20.6% to $494.6 million in 2000 and increased 14.4% to $623.3 million in 1999 from $545.1 in 1998. The decrease in 2000 resulted primarily from declining refinancings and regular transactions handled by agents nationwide. While premiums in nearly all states declined in 2000, the largest decreases were in California, Florida and Oregon. The increase in 1999 was primarily attributable to the same factors affecting direct operations mentioned above, along with the inherent delay in agents reporting policies on 1998 transactions. At the end of 1998, refinancing transactions were unusually high.

         Other revenues in 2000 included $1.6 million in losses in an equity investee startup operation. In 1999 other revenues included a $1.3 million pretax gain resulting from a settlement of a lawsuit and a related sale of an equity ownership in a title agency.

TITLE REVENUES BY STATE. The approximate amounts and percentages of consolidated title revenues for the last three years were:

                                Amounts ($ millions)            Percentages
                               2000     1999     1998     2000     1999     1998
                              ------   ------   ------   ------   ------   ------
Texas .....................      176      167      162       20       17       18
California ................      111      158      156       13       16       17
New York ..................       67       73       67        8        7        7
Florida ...................       59       72       67        7        7        8
All Others ................      448      522      448       52       53       50
                              ------   ------   ------   ------   ------   ------
                                 861      992      900      100      100      100
                              ======   ======   ======   ======   ======   ======


REI REVENUES. Real estate information revenues were $52.5 million in 2000, $59.0 million in 1999 and $50.4 million in 1998. The decrease in 2000 resulted primarily from decreased real estate transactions and fewer ongoing mapping and title plant projects. The increase in 1999 was primarily due to a significant number of new businesses started and additional income earned from existing operations. The increases in 1999 were partially offset by a decrease in business volume due to increases in mortgage interest rates.

INVESTMENTS. Investment income increased 7.5% in 2000 and 9.6% in 1999 primarily because of increases in yields. Investment gains in 2000, 1999 and 1998 were realized as part of the ongoing management of the investment portfolio for the purpose of improving performance.

AGENT RETENTION. The amounts retained by agents, as a percentage of premiums from agents, were 81.2%, 80.9% and 80.4% in the years 2000, 1999 and 1998, respectively. Amounts retained by title agents are based on contracts between agents and the title underwriters of the Company. The percentage that amounts retained by agents bears to agent revenues may vary from year to year because of the geographical mix of agent operations and the volume of title revenues.

SELECTED COST RATIOS (BY SEGMENT). The following table shows employee costs and other operating expenses as a percentage of related title and real estate information operating revenues for the last three years.

                                 Employee costs (%)         Other expenses (%)
                               2000     1999     1998     2000     1999     1998
                              ------   ------   ------   ------   ------   ------
Title ...................       29.7     25.1     24.6     18.4     15.4     14.4
REI .....................       68.8     57.5     58.7     28.4     26.9     26.3
                              ------   ------   ------   ------   ------   ------

These two categories of expenses are discussed below.

EMPLOYEE COSTS. Employee costs for the combined business segments increased 3.3% in 2000 and 12.8% in 1999. The number of persons employed by the Company at December 31, 2000, 1999 and 1998 was 5,627, 5,751 and 5,638, respectively. The decrease in staff in 2000 was primarily the result of reductions in existing operations in response to decreased volumes. These reductions were offset by acquisitions and expansion in national marketing and technology operations. In 1999 the increase was primarily the result of acquisitions, increased REI volume and the expansion of the Company's technology and national marketing operations.

         In the REI segment, employee costs (and cost ratios) increased in 2000 primarily due to a shift in focus to provide more post-closing services to lenders. These services are considerably more labor intensive. Certain REI startup operations also increased expenses.

OTHER OPERATING EXPENSES. Other operating expenses for the combined business segments increased 2.4% in 2000 and 18.3% in 1999. The overall increase in other operating expenses for the combined business segments in 2000 was in new offices, rent, search fees and provisions for regulatory actions brought against the Company. These were offset partially by reductions in premium taxes and certain REI expenses in response to volume decreases. In 1999 the increase was caused primarily by a higher volume of services and products purchased for resale, rent, the expense of new offices, business promotion and other REI expenses. The year 1999 also included a $1.3 million charge resulting from a lawsuit settlement in an REI operation.

         Other operating expenses also include title plant expenses, travel, delivery costs, telephone, supplies and policy forms. Most of these expenses follow, to varying degrees, the changes in transaction volume and revenues.

         The Company's labor and certain other operating costs are sensitive to inflation. To the extent inflation causes increases in the prices of homes and other real estate, premium revenues are also increased. Premiums are determined in part by the insured values of the transactions handled by the Company.

TITLE LOSSES. Provisions for title losses, as a percentage of title premiums, fees and other revenues, were 4.5%, 4.5% and 4.4% in 2000, 1999 and 1998, respectively. The continued improvement in industry trends in claims and increases in refinancing transactions, which result in lower loss exposure, have led to lower loss ratios in recent years.

INCOME TAXES. The provision for federal and state income taxes represented effective tax rates of 47.1%, 39.0% and 38.4% in 2000, 1999 and 1998, respectively. The 2000 effective rate was higher primarily due to state income taxes which were proportionately higher in relation to taxable income.

THE YEAR 2000 ISSUE. Information technology is a crucial part of the Company's business. Accordingly, the Company completed a comprehensive Year 2000 ("Y2K") readiness program that addressed challenges associated with the Y2K issue. The Company encountered no major automation or business disruption due to Y2K issues and continues to operate normally across all business units and geographies.

LIQUIDITY AND CAPITAL RESOURCES. Cash provided by operations was $31.9 million, $57.9 million and $86.5 million in 2000, 1999 and 1998, respectively. Internally generated cash flow has been the primary source of financing for additions to property and equipment, expanding operations and other requirements. This source may be supplemented by bank borrowings.

         A substantial majority of consolidated cash and investments is held by Stewart Title Guaranty Company (Guaranty) and its subsidiaries. Cash transfers between Guaranty and its subsidiaries and the Company are subject to certain legal restrictions. See Notes 3 and 4 to the consolidated financial statements.

         The liquidity of the Company itself, excluding Guaranty and its subsidiaries, is comprised of cash and investments aggregating $4.8 million and short-term liabilities of $0.9 million at December 31, 2000. The Company knows of no commitments or uncertainties which are likely to materially affect the ability of the Company and its subsidiaries to fund cash needs.

         The Company's capital resources, represented primarily by long-term debt of $15.4 million and stockholders' equity of $295.1 million at December 31, 2000, are considered adequate.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The discussion below about the Company's risk management strategies includes forward-looking statements that are subject to risk and uncertainties. Management's projections of hypothetical net losses in fair value of the Company's market rate sensitive instruments should certain potential changes in market rates occur, is presented below. While the Company believes that the potential market rate changes are reasonably possible, actual results could differ.

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

         The fair value of the Company's investments in debt securities at December 31, 2000 was $252.3 million. Debt securities at December 31, 2000 mature, according to their contractual terms, as follows (actual maturities may differ because of call or prepayment rights):

                                            Amortized     Fair
                                              Cost       Value
                                            ---------   --------
                                               ($000 Omitted)
In one year or less .....................      10,078     10,174
After one year through five years .......      66,975     68,253
After five years through ten years ......      99,738    101,404
After ten years .........................      57,766     56,407
Mortgage-backed securities ..............      15,657     16,047
                                            ---------   --------
                                              250,214    252,285
                                            =========   ========

         The Company believes its investment portfolio is diversified and expects no material loss to result from the failure to perform by issuers of the debt securities it holds. Investments made by the Company are not collateralized. The mortgage-backed securities are insured by agencies of the US Government.

         Based on the Company's debt securities portfolio and interest rates at December 31, 2000, a 100 basis point increase in interest rates would result in a decrease of approximately $12.4 million, or 4.8%, in the fair value of its portfolio. Changes in interest rates may affect the fair value of the debt securities portfolio and may result in unrealized gains or losses. Gains or losses would only be realized upon the sale of the investments.


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



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information regarding the directors of the Company will be included in the proxy statement for the 2001 Annual Meeting of Stockholders (the "Proxy Statement") to be filed within 120 days after December 31, 2000, and is incorporated herein by reference.


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

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the three months ended December 31, 2000.

(c)  Exhibits

          3.1 - Certificate of Incorporation of the Registrant, as amended March 19, 2001

          3.2   - By-Laws of the Registrant, as amended March 13, 2000

          4. - Rights of Common and Class B Common Stockholders (incorporated by reference to Exhibits 3.1 and 3.2 hereto)

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

      *  10.3   - Stewart Information Services Corporation 1999 Stock Option
                  Plan (incorporated by reference herein from Exhibit 10.3 of Annual Report on Form 10-K for the fiscal year ended December 31, 1999)

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

                   STEWART INFORMATION SERVICES CORPORATION
                                 (Registrant)


                   By:                     Malcolm S. Morris
                       ---------------------------------------------------------
                          Malcolm S. Morris, Co-Chief Executive Officer
                                and Chairman of the Board of Directors




                   By:                    Stewart Morris, Jr.
                       ---------------------------------------------------------
                          Stewart Morris, Jr.  Co-Chief Executive Officer
                                       President and Director




                   By:                         Max Crisp
                       ---------------------------------------------------------
                       Max Crisp, Vice President-Finance, Secretary-Treasurer, Director and Principal Financial and Accounting Officer



Dated:   March 19, 2001


         Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


             Max Crisp                         Director           March 19, 2001
-------------------------------------                             --------------
            (Max Crisp)


            Nita B. Hanks                      Director           March 19, 2001
-------------------------------------                             --------------
           (Nita B. Hanks)


          E. Douglas Hodo                      Director           March 19, 2001
-------------------------------------                             --------------
         (E. Douglas Hodo)


         Malcolm S. Morris                     Director           March 19, 2001
-------------------------------------                             --------------
        (Malcolm S. Morris)


         Stewart Morris, Jr.                   Director           March 19, 2001
-------------------------------------                             --------------
        (Stewart Morris, Jr.)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Stewart Information Services Corporation and Subsidiaries'
          Consolidated Financial Statements:

Independent Auditors' Report                                                 F-2
Consolidated Statements of Earnings,  Retained Earnings and Comprehensive
          Earnings for the years ended December 31, 2000, 1999 and 1998      F-3
Consolidated Balance Sheets as of December 31, 2000 and 1999                 F-4
Consolidated Statements of Cash Flows for the years ended
          December 31, 2000, 1999 and 1998                                   F-5
Notes to Consolidated Financial Statements                                   F-6


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

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stewart Information Services Corporation and subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



/s/ KPMG LLP

Houston, Texas
February 13, 2001

CONSOLIDATED STATEMENTS OF EARNINGS, RETAINED EARNINGS AND COMPREHENSIVE
EARNINGS


Year ended December 31 ............................................      2000         1999          1998
                                                                      ----------   ----------    ----------
                                                                                 ($000 Omitted)
REVENUES
    Title premiums, fees and other revenues .......................      861,185      991,649       899,673
    Real estate information services ..............................       52,463       59,039        50,372

    Investment income .............................................       21,814       20,300        18,515
    Investment gains - net ........................................           23          266           201
                                                                      ----------   ----------    ----------
                                                                         935,485    1,071,254       968,761

EXPENSES
    Amounts retained by agents ....................................      401,761      504,201       438,338
    Employee costs ................................................      292,276      283,073       250,966
    Other operating expenses ......................................      173,038      168,975       142,826
    Title losses and related claims ...............................       38,999       44,187        39,226
    Depreciation and amortization .................................       20,951       18,068        14,584
    Interest ......................................................        2,266        1,298         1,424
    Minority interests ............................................        5,048        4,887         5,070
                                                                      ----------   ----------    ----------
                                                                         934,339    1,024,689       892,434

Earnings before taxes .............................................        1,146       46,565        76,327
Income taxes ......................................................          540       18,143        29,289
                                                                      ----------   ----------    ----------

NET EARNINGS ......................................................          606       28,422        47,038

Retained earnings at beginning of year ............................      209,454      190,363       145,140
Cash dividends on Common Stock ($.00, $.16 and $.14 per share) ....           --       (2,158)       (1,815)
Stock dividend ....................................................           --       (7,173)           --
                                                                      ----------   ----------    ----------

Retained earnings at end of year ..................................      210,060      209,454       190,363
                                                                      ==========   ==========    ==========

Average number of shares outstanding - assuming dilution
   (000 omitted) ..................................................       14,980       14,606        14,154

Earnings per share - basic ........................................          .04         1.96          3.37

EARNINGS PER SHARE - DILUTED ......................................          .04         1.95          3.32
                                                                      ==========   ==========    ==========

Comprehensive earnings:
Net earnings ......................................................          606       28,422        47,038
Changes in unrealized investment gains (losses), net of taxes of
   $2,985, ($5,269) and $858 ......................................        5,544       (9,785)        1,593
                                                                      ----------   ----------    ----------

COMPREHENSIVE EARNINGS ............................................        6,150       18,637        48,631
                                                                      ==========   ==========    ==========


See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

December 31                                                                             2000        1999
-----------                                                                           --------    --------
                                                                                         ($000 Omitted)
ASSETS
    Cash and cash equivalents .....................................................     35,728      36,803
    Short-term investments ........................................................     53,748      65,583

    Investments in debt and equity securities, at market:
        Statutory reserve funds ...................................................    206,150     186,917
        Other .....................................................................     52,242      57,711
                                                                                      --------    --------
                                                                                       258,392     244,628
    Receivables:
        Notes .....................................................................     17,184       8,429
        Premiums from agents ......................................................     16,590      17,478
        Other .....................................................................     28,392      27,052
        Less allowance for uncollectible amounts ..................................     (5,127)     (4,379)
                                                                                      --------    --------
                                                                                        57,039      48,580
    Property and equipment, at cost:
        Land ......................................................................      2,172       2,062
        Buildings .................................................................      7,779       6,531
        Furniture and equipment ...................................................    133,288     118,047
        Less accumulated depreciation and amortization ............................    (97,780)    (81,671)
                                                                                      --------    --------
                                                                                        45,459      44,969

    Title plants, at cost .........................................................     32,491      26,258
    Real estate, at lower of cost or net realizable value .........................      2,196       2,073
    Investments in investees, on an equity basis ..................................     11,780       5,370
    Goodwill, less accumulated amortization of $10,468 and $8,661 .................     36,693      30,963
    Deferred income taxes .........................................................      7,352      12,378
    Other assets ..................................................................     22,570      18,136
                                                                                      --------    --------
                                                                                       563,448     535,741
                                                                                      ========    ========

LIABILITIES
    Notes payable, including $15,439 and $5,971 long-term portion .................     32,543      19,054
    Accounts payable and accrued liabilities ......................................     38,617      41,303
    Estimated title losses ........................................................    190,298     183,787
    Minority interests ............................................................      6,901       6,673

Contingent liabilities and commitments

STOCKHOLDERS' EQUITY
    Common - $1 par, authorized 30,000,000, issued and outstanding
       14,001,645 and 13,645,527 ..................................................     14,118      13,646
    Class B Common - $1 par, authorized 1,500,000, issued and outstanding
       1,050,012 ..................................................................      1,050       1,050
    Additional paid-in capital ....................................................     69,485      64,430
    Retained earnings .............................................................    210,060     209,454
    Accumulated other comprehensive earnings (loss) ...............................      1,888      (3,656)
    Treasury stock - 116,900 Common shares, at cost ...............................     (1,512)         --

                                                                                      --------    --------
           Total stockholders' equity ($19.61 and $19.39 per share) ...............    295,089     284,924
                                                                                      --------    --------
                                                                                       563,448     535,741
                                                                                      ========    ========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS


Year ended December 31                                                              2000        1999        1998
----------------------                                                            --------    --------    --------
                                                                                           ($000 Omitted)
Cash provided by operating activities (note) ..................................     31,913      57,875      86,467

Investing activities:
    Purchases of property equipment and title plants - net ....................    (19,191)    (25,307)    (20,473)
    Proceeds from investments matured and sold ................................     87,325      46,536      65,770
    Purchases of investments ..................................................    (80,702)    (82,338)   (104,017)
    Increases in notes receivable .............................................    (10,535)     (6,118)     (2,316)
    Collections on notes receivable ...........................................      1,733       5,826       2,141
    Proceeds from sale of equity investment - net .............................         --       6,009          --
    Cash paid for equity in investees .........................................     (6,863)     (1,783)        (80)
    Cash paid for acquisitions of subsidiaries - net ..........................     (9,475)     (5,243)     (5,806)
                                                                                  --------    --------    --------
Cash used by investing activities .............................................    (37,708)    (62,418)    (64,781)

Financing activities:
    Dividends paid ............................................................         --      (2,158)     (1,815)
    Purchases of treasury stock ...............................................     (1,512)         --          --
    Distribution to minority interests ........................................     (4,814)     (4,071)     (4,031)
    Proceeds from issuance of stock ...........................................         19          65       1,543
    Proceeds of notes payable .................................................     16,856      10,056       9,150
    Payments on notes payable .................................................     (5,829)     (7,429)    (12,041)
                                                                                  --------    --------    --------
Cash provided (used) by financing activities ..................................      4,720      (3,537)     (7,194)
                                                                                  --------    --------    --------

(Decrease) increase in cash and cash equivalents ..............................     (1,075)     (8,080)     14,492
                                                                                  --------    --------    --------

Note: Reconciliation of net earnings to the above amounts
    Net earnings ..............................................................        606      28,422      47,038
    Add (deduct):
       Depreciation and amortization ..........................................     20,951      18,068      14,584
       Provisions for title losses in excess of payments ......................      6,511      11,474      14,185
       Decrease (increase) in receivables - net ...............................        576      (1,291)    (13,222)
       (Decrease) increase in payables and accrued liabilities  - net .........     (3,138)     (3,039)     17,176
       Minority interest expense ..............................................      5,048       4,887       5,070
       Equity in net losses (earnings) of investees ...........................        596      (1,072)     (1,477)
       Other - net ............................................................        763         426       3,113
                                                                                  --------    --------    --------
  Cash provided by operating activities .......................................     31,913      57,875      86,467
                                                                                  ========    ========    ========

Supplemental information:
   Income taxes paid ..........................................................        528      16,018      26,511
   Interest paid ..............................................................      1,687       1,187       1,478

   Assets acquired (purchase method):
      Goodwill ................................................................      7,528       8,805       6,637
      Title plants ............................................................      5,239         354         484
      Other ...................................................................      3,645       4,612       2,899
   Liabilities assumed ........................................................     (2,000)     (1,169)     (2,514)
   Common Stock issued ........................................................     (4,937)     (7,359)     (1,700)
                                                                                  --------    --------    --------
Cash paid for acquisitions ....................................................      9,475       5,243       5,806
                                                                                  ========    ========    ========


See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Three years ended December 31, 2000)

NOTE 1

GENERAL. Stewart Information Services Corporation, through its subsidiaries (collectively, the Company), is primarily engaged in the title insurance business. The Company also provides real estate information services. The Company operates through a network of direct and agent offices throughout the United States. Approximately 33 percent of consolidated title revenues are generated in Texas and California. The operations in the international markets in which the Company does business are generally insignificant to consolidated results.

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. The accompanying financial statements were prepared by management which is responsible for their integrity and objectivity. The statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP), including management's best judgments and estimates. Actual results could differ from estimates.

B. RECLASSIFICATIONS. Certain prior year amounts in the consolidated financial statements have been reclassified for comparative purposes. Net earnings, as previously reported, were not affected.

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

D. STATUTORY ACCOUNTING. The accounts of Stewart Title Guaranty Company (Guaranty) and other title insurance underwriters owned by the Company are maintained on a statutory basis, in accordance with practices prescribed or permitted by regulatory authorities. The statutory accounts are restated in consolidation to conform to GAAP.

         In restating to GAAP, the amounts for statutory premium reserve and reserve for reported title losses are eliminated and, in substitution, amounts are established for estimated title losses (see below). The net effect, after providing for deferred income taxes, is included in consolidated retained earnings. In calculating the amount owed on federal income tax returns, the statutory premium reserve and reserve for reported title losses must be discounted to their present values.

E. REVENUE RECOGNITION. Operating revenues from direct title operations are considered earned at the time of the closing of the related real estate transactions. Premiums on title insurance policies written by agents are recognized primarily when policies are reported to the Company, with certain accruals for unreported policies. Accruals are based primarily on historical reporting patterns of agents and other relevant factors.

         Revenues from services rendered in providing real estate information are considered earned at the time the service is performed or the work product is delivered to the customer.

F. TITLE LOSSES AND RELATED CLAIMS. Estimating future title loss payments is difficult because of the complex nature of title claims, the long periods of time over which claims are paid, significantly varying dollar amounts of individual claims and other factors. The Company's liability for estimated title losses comprises both known claims and other losses expected to be reported in the future. The amount of the reserve represents the aggregate future payments, net of recoveries, that the Company expects to incur on policy losses and in costs to settle claims. Provisions are charged to income in the same year the related premium revenues are recognized. The amounts provided are based on reported claims, historical loss experience, title industry averages, current legal environment and types of policies written.

         Amounts shown as the Company's estimated liability for future loss payments are continually reviewed for reasonableness and adjusted as appropriate. Independent actuaries also review the adequacy of the liability amounts on an annual basis. In accordance with industry practice, the amounts have not been discounted to their present values.

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

I. SHORT-TERM INVESTMENTS. Short-term investments comprise time deposits with banks and savings and loan associations, federal government obligations, money market accounts and other investments maturing in less than one year. The carrying values of the investments approximate their fair values.

J. INVESTMENTS. The Company has classified its investment portfolio as available-for-sale. Realized gains and losses on sales of investments are determined using the specific identification method. Net unrealized gains and losses on securities, net of applicable deferred taxes, are included in stockholders' equity. Any other than temporary declines in fair values of securities are charged to earnings.

K. PROPERTY AND EQUIPMENT. Depreciation is computed principally using the straight-line method at the following rates: buildings - 30 to 40 years and furniture and equipment - 3 to 10 years. Maintenance and repairs are expensed as incurred while improvements are capitalized. Gains and losses are recognized at disposal.

L. TITLE PLANTS. Title plants include compilations of a county's official land records, prior examination files, copies of prior title policies, maps and related materials which are geographically indexed to a specific property. The costs of acquiring existing title plants and creating new ones, prior to the time such plants are placed in operation, are capitalized. Such costs are not amortized because there is no indication of any loss of value. The costs of maintaining and operating title plants are expensed as incurred. Gains and losses on sales of copies of title plants or interests in title plants are recognized at the time of sale.

M. GOODWILL. Goodwill is the excess of the purchase price over the fair value of net assets of subsidiaries acquired and is amortized using the straight-line method by charges to earnings generally over 20 to 40 years.

N. LONG-LIVED ASSETS. The Company continuously reviews the carrying values of goodwill, title plants and other long-lived assets for possible impairment. In reviewing for impairment, the Company considers adverse market or other conditions. Impairment is indicated when projected undiscounted cash flows over the estimated life of the assets are less than carrying values. If impairment is determined by management, the book amounts are written down to fair value by calculating the discounted value of projected cash flows.

O. FAIR VALUES. The fair values of financial instruments, including cash and cash equivalents, short-term investments, notes receivable, notes payable and accounts payable, are determined by reference to various market data and other valuation techniques, as appropriate. The fair values of these financial instruments approximate their carrying values. Investments in debt and equity securities are carried at their fair values.

P. ESCROW FUNDS. Funds are routinely held in segregated escrow bank accounts pending the closing of real estate transactions. This results in a contingent liability to the Company. These accounts are not included in the consolidated balance sheets.

Q. DERIVATIVES AND HEDGING. The Company does not invest in hedging or derivative instruments nor does it intend to do so in the future. Accordingly, FAS 133 "Accounting for Derivative Instruments and Hedging Activities" (as amended), which is effective January 1, 2001 for the Company, is expected to have no impact on the consolidated financial statements.

NOTE 2

INCOME TAXES. The following reconciles federal income taxes computed at the statutory rate with income taxes as reported.

                                                  2000       1999        1998
                                                 -------    -------    -------
                                                        ($000 Omitted)
Expected income taxes at 35% .................       401     16,298     26,714
State income taxes ...........................       343      1,900      2,932
Tax effect of permanent differences:
    Tax-exempt interest ......................    (1,909)    (1,951)    (1,779)
    Nondeductible items ......................       745        616        661
    Equity loss (income) .....................       208       (375)      (517)
    Minority interests .......................     1,767      1,710      1,775
    Non-taxable income .......................    (1,044)      (469)      (703)
    Other - net ..............................        29        414        206
                                                 -------    -------    -------
Income taxes .................................       540     18,143     29,289
                                                 =======    =======    =======
Effective income tax rate (%) ................      47.1       39.0       38.4
                                                 =======    =======    =======

   Deferred tax assets and liabilities at December 31, 2000 and 1999 were as follows:

                                                      2000      1999
                                                    -------    -------
                                                      ($000 Omitted)
Deferred tax assets:
    Book over tax title loss provisions .........     2,498      5,942
    Unrealized losses on investments ............        --      1,968
    Accruals not currently deductible ...........       939        964
    Net operating loss carryforwards ............       833        892
    Allowance for uncollectible amounts .........     1,001        655
    Book over tax depreciation ..................     2,034      1,499
    Investments in partnerships .................       706         68
    Other .......................................     1,922      2,064
                                                    -------    -------
                                                      9,933     14,052
    Less valuation allowance ....................    (1,008)    (1,008)
                                                    -------    -------
                                                      8,925     13,044

Deferred tax liabilities:
    Unrealized gains on investments .............    (1,017)        --
    Other .......................................      (556)      (666)
                                                    -------    -------
                                                     (1,573)      (666)
                                                    -------    -------
Net deferred tax asset ..........................     7,352     12,378
                                                    =======    =======

         The Company's valuation allowance relates to portions of certain subsidiary net operating loss carryforwards and other deferred tax assets. Management believes it is more likely than not that future earnings will be sufficient to permit the Company to realize net deferred tax assets.

         Deferred tax expense was $2,041,000, $3,524,000 and $4,142,000 in 2000,
1999 and 1998, respectively.

NOTE 3

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

NOTE 4

DIVIDEND RESTRICTIONS. Substantially all of the consolidated retained earnings at each year end was represented by the retained earnings of Guaranty, which owns directly or indirectly substantially all of the subsidiaries included in the consolidation.

         Guaranty cannot pay a dividend in excess of certain limits without the approval of the Texas Insurance Commissioner. The maximum dividend which can be paid without such approval in 2001 is $39,020,000. Guaranty paid dividends significantly less than the maximum legal limits in 2000, 1999 and 1998.

         Dividends from Guaranty were also voluntarily restricted primarily to maintain statutory surplus and liquidity at competitive levels. The ability of a title insurer to pay claims can significantly affect the decision of lenders and other customers when buying a policy from a particular insurer.

NOTE 5

INVESTMENTS. The amortized costs and market values of investments in debt and equity securities at December 31 follow:

                                               2000                1999
                                       ------------------  -------------------
                                       Amortized  Market   Amortized   Market
                                         cost     value      cost      value
                                       --------- --------  ---------  --------
                                                    ($000 Omitted)
Debt securities:
    Municipal .......................   132,405   134,894   134,390   133,160
    Mortgage-backed .................    15,657    16,047     8,806     8,509
    US Government ...................    22,056    22,661    33,484    32,740
    Corporate and utilities .........    80,096    78,683    68,445    64,902
Equity securities ...................     5,273     6,107     5,115     5,317
                                        -------   -------   -------   -------
                                        255,487   258,392   250,240   244,628
                                        =======   =======   =======   =======

     Gross unrealized gains and losses at December 31 were:

                                               2000                1999
                                       ------------------  -------------------
                                       Amortized  Market   Amortized   Market
                                         cost     value      cost      value
                                       --------- --------  ---------  --------
                                                    ($000 Omitted)
Debt securities:
    Municipal .........................   2,753     264     1,028      2,258
    Mortgage-backed ...................     418      28        42        339
    US Government .....................     607       2        85        829
    Corporate and utilities ...........   1,427   2,840       201      3,744
Equity securities .....................   1,335     501       641        439
                                          -----   -----     -----      -----
                                          6,540   3,635     1,997      7,609
                                          =====   =====     =====      =====

         Debt securities at December 31, 2000 mature, according to their contractual terms, as follows (actual maturities may differ because of call or prepayment rights):

                                              Amortized   Market
                                                cost      value
                                              ---------  --------
                                                 ($000 Omitted)
In one year or less ........................    10,078    10,174
After one year through five years ..........    66,975    68,253
After five years through ten years .........    99,738   101,404
After ten years ............................    57,766    56,407
Mortgage-backed securities .................    15,657    16,047
                                               -------   -------
                                               250,214   252,285
                                               =======   =======

         The Company believes its investment portfolio is diversified and expects no material loss to result from the failure to perform by issuers of the debt securities it holds. Investments made by the Company are not collateralized. The mortgage-backed securities are insured by agencies of the US Government.

NOTE 6

INVESTMENT INCOME. Income from investments and realized gains and losses from sales of investments for the three years follow:

                                                            2000       1999      1998
                                                           -------    -------    -------
                                                                  ($000 Omitted)
Income:
    Debt securities ....................................    13,770     12,837     12,143
    Short-term investments, cash equivalents
      and other ........................................     8,044      7,463      6,372
                                                           -------    -------    -------
                                                            21,814     20,300     18,515
                                                           =======    =======    =======

Realized gains and losses:
    Gains ..............................................       823        536      1,923
    Losses .............................................      (800)      (270)    (1,722)
                                                           -------    -------    -------
                                                                23        266        201
                                                           =======    =======    =======

         The sales of securities resulted in proceeds of $51,066,000 in 2000, $32,380,000 in 1999 and $54,368,000 in 1998.

         Expenses assignable to investment income were insignificant. There were no significant investments at December 31, 2000 that did not produce income during the year.

NOTE 7

NOTES PAYABLE.

                                                                     2000     1999
                                                                    ------   ------
                                                                     ($000 Omitted)
Banks
    Primarily unsecured, 5.9% to 9.5%, varying payments .........   30,146   16,900
Other than banks ................................................    2,397    2,154
                                                                    ------   ------
                                                                    32,543   19,054
                                                                    ======   ======

         The above notes are due $17,104,000 in 2001, $4,472,000 in 2002,
$2,409,000 in 2003, $3,170,000 in 2004, $873,000 in 2005 and $4,515,000
subsequent to 2005.

NOTE 8

ESTIMATED TITLE LOSSES. Provisions accrued, payments made and liability balances for the three years follow:

                                            2000        1999        1998
                                          --------    --------    --------
                                                  ($000 Omitted)
Balances at January 1 .................    183,787     171,763     156,791
    Provisions ........................     38,999      44,187      39,226
    Payments ..........................    (32,338)    (32,628)    (25,041)
    Reserve balances acquired .........         --         550         787
    Decrease in salvage ...............       (150)        (85)         --
                                          --------    --------    --------
Balances at December 31 ...............    190,298     183,787     171,763
                                          ========    ========    ========

         Provisions include amounts related to the current year of approximately $38,815,000, $43,869,000 and $39,087,000 for 2000, 1999 and 1998, respectively.
Payments related to the current year, including escrow and other loss payments, were approximately $8,515,000, $8,501,000 and $5,977,000 in 2000, 1999 and 1998,
respectively.

NOTE 9

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

         At December 31, 2000 and 1999, there were 145,820 shares (cost $233,000) of Common Stock held by a subsidiary of the Company. These shares are considered retired but may be issued from time to time in lieu of new shares.

         On May 21, 1999 the Company effected a two-for-one stock split recorded in the form of a stock dividend. All share and per share data presented in the consolidated financial statements have been restated for the effects of the stock split.

NOTE 10

CHANGES IN COMMON STOCK. Changes in stock and additional paid-in capital for the three years follow:

                                                                 CLASS B   ADDITIONAL
                                                       COMMON    COMMON     PAID-IN
                                                        STOCK     STOCK     CAPITAL
                                                       -------   -------   ----------
                                                              ($000 Omitted)
Balances at December 31, 1997 ......................     6,381       525    52,922
    Acquisitions ...................................        41        --     1,083
    Stock bonuses and other ........................        17        --       560
    Exercise of stock options ......................       101        --     1,442
    Tax benefit of stock options exercised .........        --        --       828
    Foreign currency translation ...................        --        --        51
                                                       -------   -------   -------
Balances at December 31, 1998 ......................     6,540       525    56,886
    Stock dividend .................................     6,648       525        --
    Acquisitions ...................................       441        --     6,918
    Stock bonuses and other ........................        14        --       599
    Exercise of stock options ......................         3        --        62
    Tax benefit of stock options exercised .........        --        --        30
    Foreign currency translation ...................        --        --       (65)
                                                       -------   -------   -------
Balances at December 31, 1999 ......................    13,646     1,050    64,430
    Acquisitions ...................................       430        --     4,507
    Stock bonuses and other ........................        41        --       545
    Exercise of stock options ......................         1        --        18
    Tax benefit of stock options exercised .........        --        --         1
    Foreign currency translation ...................        --        --       (16)
                                                       -------   -------   -------
Balances at December 31, 2000 ......................    14,118     1,050    69,485
                                                       =======   =======   =======

NOTE 11

STOCK OPTIONS. A summary of the status of the Company's fixed stock option plans for the three years follows:

                                                      Exercise
                                       Shares (1)   prices (1)(2)
                                       ---------   --------------
                                                        ($)
December 31, 1997 ...................    436,200        7.60
    Granted .........................     90,600       18.84
    Exercised .......................   (202,800)       7.61
    Forfeited .......................    (10,400)       7.91
                                        --------       -----
December 31, 1998 ...................    313,600       10.84
    Granted .........................     86,800       19.70
    Exercised .......................     (6,500)      10.08
    Forfeited .......................     (1,500)      10.00
                                        --------       -----
December 31, 1999 ...................    392,400       12.81
    Granted .........................     86,100       13.00
    Exercised .......................     (1,500)      13.00
    Forfeited .......................     (6,800)      13.57
                                        --------       -----
December 31, 2000 ...................    470,200       12.83
                                        ========       =====

(1)   Restated for a two-for-one stock split in May 1999.
(2)   Weighted average

         At December 31, 2000, 1999 and 1998 there were 470,200, 380,012 and
280,700 options, respectively, exercisable. The weighted average fair values of options granted during the years 2000, 1999 and 1998 were $7.51, $8.50 and $7.18, respectively.

         The following summarizes information about fixed stock options outstanding and exercisable at December 31, 2000:

                                        Range of exercise prices ($)

                                             9.75 to     18.78 to
                                 4.59         13.00        20.22       Total
                              ----------   ----------   ----------   ----------
Shares ....................       90,000      211,400      168,800      470,200
Remaining contractual
  life - years (1) ........          1.0          5.0          6.3          4.7
Exercise price ($) (1) ....         4.59        11.22        19.29        12.83
                              ----------   ----------   ----------   ----------

(1) Weighted average

         The Company applies APB 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost is recognized for its fixed stock option plans. Under FAS 123, compensation cost is recognized for the fair value of the employees' purchase rights, which is estimated using the Black-Scholes model. The Company assumed a dividend yield of 0%, an expected life of five to ten years for each option, expected volatility of 39.9% and a risk-free interest rate of 5.8% for 2000.

         Had compensation cost for the Company's plans been determined consistent with FAS 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                2000       1999         1998
                                             ---------   ---------   ---------
                                                       ($000 Omitted)
Net earnings:
    As reported ..........................         606      28,422      47,038
    Pro forma ............................         186      27,943      46,615
Earnings per share: (1)
   Net earnings - basic ..................         .04        1.96        3.37
   Net earnings - diluted ................         .04        1.95        3.32
   Pro forma - assuming dilution .........         .01        1.91        3.30
                                             ---------   ---------   ---------

(1) Restated for a two-for-one stock split in May 1999.

NOTE 12

EARNINGS PER SHARE. The Company's basic earnings per share was calculated by dividing net earnings by the weighted average number of shares of Common Stock and Class B Common Stock outstanding during the reporting period.

         To calculate diluted earnings per share, the number of shares determined above was increased by assuming the issuance of all dilutive shares during the same reporting period. The treasury stock method was used in calculating the additional number of shares. The only potentially dilutive effect on earnings per share for the Company is related to its stock option plans.

         In calculating the effect of the options and determining diluted earnings per share, the average number of shares used in calculating basic earnings per share was increased by 106,000 in 2000, 125,000 in 1999 and 182,000 in 1998.

NOTE 13

LEASES. The Company's expense for leased office space was $32,667,000 in 2000, $28,194,000 in 1999 and $23,131,000 in 1998. These are noncancelable, operating leases expiring over the next nine years. The future minimum lease payments are as follows (stated in thousands of dollars):

     2001 .............................   30,182
     2002 .............................   23,405
     2003 .............................   19,119
     2004 .............................   12,054
     2005 .............................    4,135
     2006 and after ...................    4,884
                                          ------
                                          93,779
                                          ======

NOTE 14

CONTINGENT LIABILITIES AND COMMITMENTS. The Company is contingently liable for disbursements of escrow funds held by agents in certain cases where specific insured closing guarantees have been issued.

         Various takeout commitments approximated $3,801,000 at December 31, 2000. Management believes adequate provisions have been made for any losses resulting from these commitments.

NOTE 15

REINSURANCE. As is the industry practice, the Company cedes risks to other title insurance underwriters. However, the Company remains liable if the reinsurer should fail to meet its obligations. The Company also assumes risk from other underwriters. Payments and recoveries on reinsured losses were insignificant during the three years ended December 31, 2000. The total amount of premiums for assumed and ceded risks was less than one percent of title premiums, fees and other revenues in each of the last three years.

NOTE 16

EQUITY IN INVESTEES. Certain summarized aggregate financial information for investees follows:

                                      2000     1999     1998
                                     ------   ------   ------
                                         ($000 Omitted)
For the year:
    Revenues .....................   37,757   29,164   85,706
    Net earnings .................      602    3,278    5,360
As of December 31:
    Total assets .................   19,183   13,234
    Stockholders' equity .........   10,026    5,230
                                     ------   ------   ------

         The excess of the purchase price over the Company's share of equity acquired in its investees is amortized on a basis similar to goodwill.

NOTE 17

SEGMENT INFORMATION. The Company's two reportable segments are title and real estate information (REI). The segments significantly influence business to each other because of the nature of their operations and their common customers. Both segments serve the real estate and mortgage industries.

         The title segment provides services needed in transferring the title in a real estate transaction. These services include searching, examining and closing the title to real property. This segment of the Company also insures the condition of the title.

         The REI segment primarily provides services related to real estate transactions through electronic delivery. These services include title reports, flood determinations, property appraisals, mortgage documents, credit reports and tax services. This segment also provides post-closing services to lenders, including document retrievals, assignments, lien releases, recordation, collateral reviews and loan pool certifications.

         In addition, this segment provides services related to Section 1031 tax-deferred exchanges, mapping, and construction and maintenance of title plants for county clerks, tax assessors and title agencies.

         Under the Company's internal reporting and accountability systems, most general corporate expenses are incurred by and charged to the title segment. Technology operating costs are also charged to the title segment, except for direct expenditures related to the REI segment. All investment income is included in the title segment as it is generated primarily from the investments of the title underwriting operations.


                                              Title       REI            Total
                                           ---------   ---------       ---------
                                                       ($000 Omitted)
Revenues:
    2000 ...............................     883,022      52,463         935,485
    1999 ...............................   1,012,215      59,039       1,071,254
    1998 ...............................     918,389      50,372         968,761
Depreciation and amortization:
    2000 ...............................      16,283       4,668          20,951
    1999 ...............................      13,911       4,157          18,068
    1998 ...............................      11,480       3,104          14,584
Pretax earnings:
    2000 ...............................       5,591      (4,445)          1,146
    1999 ...............................      43,615       2,950(1)       46,565
    1998 ...............................      73,198       3,129          76,327
Identifiable assets:
    2000 ...............................     525,045      38,403         563,448
    1999 ...............................     496,191      39,550         535,741
                                           ---------   ---------       ---------

(1) Includes a pretax charge of $1,319,000 resulting from the settlement of a lawsuit.

NOTE 18

QUARTERLY FINANCIAL INFORMATION (UNAUDITED).

                                               Mar 31      June 30   Sept 30     Dec 31
                                              --------    --------   --------   --------
                                                   ($000 Omitted, except per share)
Revenues:
    2000 ..................................    208,203     224,670    239,004    263,608
    1999 ..................................    247,878     296,093    266,381    260,902

Net earnings:
    2000 ..................................     (3,354)      1,874      1,758        328
    1999 ..................................      9,600      11,726      6,098        998

Earnings per share - diluted: (1)
    2000 ..................................       (.23)        .13        .12        .02
    1999 ..................................        .67         .80        .41        .07
                                              --------    --------   --------   --------

(1) Restated for a two-for-one stock split in May 1999.

STEWART TITLE GUARANTY COMPANY
STEWART TITLE INSURANCE COMPANY
Principal Underwriters of Stewart Information Services Corporation

UNCONSOLIDATED STATUTORY BALANCE SHEETS
From statutory Annual Statements as filed (unaudited)

                                                                   Stewart Title     Stewart Title
December 31, 2000                                                Guaranty Company   Insurance Company
-----------------                                                ----------------   -----------------
                                                                            ($000 Omitted)
Admitted assets
    Bonds ........................................................   222,807               24,339
    Stocks - investments in affiliates ...........................   130,098                1,847
    Stocks - other ...............................................     7,145                   --
    Cash and bank deposits .......................................    35,041                2,386
    Short-term investments .......................................     2,297                  999
    Title plants .................................................     4,221                  166
    Title insurance premiums, fees and other receivables .........    10,557                  896
    Other ........................................................    17,392                1,369
                                                                     -------              -------
                                                                     429,558               32,002
                                                                     =======              =======

Liabilities, surplus and other funds
    Reserve for title losses .....................................    33,902                6,526
    Statutory premium reserve ....................................   182,509                9,569
    Other ........................................................    18,046                1,634
                                                                     -------              -------
                                                                     234,457               17,729

Surplus as regards policyholders (Note) ..........................   195,101               14,273
                                                                     -------              -------
                                                                     429,558               32,002
                                                                     =======              =======

Consolidated stockholder's equity (unaudited), based on accounting principles generally accepted in the United States of America (GAAP), for Stewart Title
Guaranty Company at December 31, 2000 ($000 omitted)...............              249,730
                                                                                 =======


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

                                                                      SCHEDULE I


                    STEWART INFORMATION SERVICES CORPORATION
                                (PARENT COMPANY)

                    INCOME AND RETAINED EARNINGS INFORMATION


                                                                           Year Ended December 31,
                                                                    -----------------------------------
                                                                      2000         1999         1998
                                                                    ---------    ---------    ---------
                                                                                (In thousands)
Revenues
   Investment income ............................................   $     374    $     442    $     583
   Other income .................................................          11            1           --
                                                                    ---------    ---------    ---------
                                                                          385          443          583

Expenses
   Employee costs ...............................................         189          123          229
   Other operating expenses .....................................       2,084        2,840        3,006
   Depreciation and amortization ................................          33          106           92
                                                                    ---------    ---------    ---------
                                                                        2,306        3,069        3,327

Loss before taxes and equity in earnings of investees ...........      (1,921)      (2,626)      (2,744)
Income taxes (benefit) ..........................................        (419)        (811)        (566)
Equity in earnings of investees .................................       2,108       30,237       49,216
                                                                    ---------    ---------    ---------

Net income ......................................................         606       28,422       47,038

Retained earnings at beginning of year ..........................     209,454      190,363      145,140
Cash dividends on Common Stock ($.00, $.16 and $.14 per
    share) ......................................................          --       (2,158)      (1,815)
Stock dividend ..................................................          --       (7,173)          --
                                                                    ---------    ---------    ---------
Retained earnings at end of year ................................   $ 210,060    $ 209,454    $ 190,363
                                                                    =========    =========    =========


                 See accompanying note to financial statements.

                                                                      SCHEDULE I
                                                                     (CONTINUED)

                    STEWART INFORMATION SERVICES CORPORATION
                                (PARENT COMPANY)

                            BALANCE SHEET INFORMATION




                                                                                                   December 31,
                                                                                              ----------------------
                                                                                                2000          1999
                                                                                              ---------    ---------
                                                                                                  (In thousands)
Assets

   Cash and cash equivalents ..............................................................   $     376    $      --
                                                                                              ---------    ---------

   Short-term investments .................................................................       4,408        6,762
                                                                                              ---------    ---------
   Receivables:
     Notes, including $4,300 and $6,618 from affiliates ...................................       4,869        7,168
     Other, including $2,500 and $11,846 from affiliates ..................................       2,650       12,079
     Less allowance for uncollectible amounts .............................................         (20)         (20)
                                                                                              ---------    ---------
                                                                                                  7,499       19,227

   Furniture and equipment at cost ........................................................         251          246
   Less accumulated depreciation ..........................................................        (145)        (115)
                                                                                              ---------    ---------
                                                                                                    106          131

   Title plants, at cost ..................................................................          48           48
   Investments in investees ...............................................................     280,544      259,328
   Other assets ...........................................................................       4,693        4,556
                                                                                              ---------    ---------
                                                                                              $ 297,674    $ 290,052
                                                                                              =========    =========
Liabilities
     Notes payable, including $ - and $ - from affiliates .................................   $     417    $   1,097
     Accounts payable and accrued liabilities .............................................       2,168        4,031

Contingent liabilities and commitments

Stockholders' equity
   Common - $1 par, authorized 30,000,000, issued and outstanding 14,001,645 and
      13,645,527...........................................................................      14,118       13,646
   Class B Common - $1 par, authorized 1,500,000 and outstanding 1,050,012 ................       1,050        1,050
   Additional paid-in capital .............................................................      69,485       64,430
   Retained earnings (1) ..................................................................     210,060      209,454
   Accumulated other comprehensive earnings (loss) ........................................       1,888       (3,656)
   Treasury stock - 116,900 Common shares, at cost ........................................      (1,512)          --
                                                                                              ---------    ---------
          Total stockholders' equity ($19.61 and $19.39 per share) ........................     295,089      284,924
                                                                                              ---------    ---------
                                                                                              $ 297,674    $ 290,052
                                                                                              =========    =========


(1) Includes undistributed earnings of subsidiaries of $213,805 in 2000 and $212,249 in 1999.

                 See accompanying note to financial statements.



                                          Schedule continued on following page.)

                                                                      SCHEDULE I
                                                                     (CONTINUED)

                    STEWART INFORMATION SERVICES CORPORATION
                                (PARENT COMPANY)

                             CASH FLOWS INFORMATION



                                                                     Year Ended December 31,
                                                                 --------------------------------
                                                                   2000        1999        1998
                                                                 --------    --------    --------

                                                                          (In thousands)
Cash used by operating activities (Note) .....................   $ (5,701)   $ (2,978)   $ (2,805)

Cash flow from investing activities:
   Proceeds from investments matured and sold ................      2,354       4,677          --
   Purchases of investments, excluding mortgage loans ........         --          --      (2,438)
   Dividends received from unconsolidated subsidiaries .......      8,090       5,090       7,633
   Increases in mortgages and other notes receivable .........        (75)       (542)       (300)
   Collections on mortgages and other notes receivable .......         56         303         265
   Cash paid for the acquisition of subsidiaries .............     (2,175)     (4,470)     (2,500)
                                                                 --------    --------    --------
Cash provided by investing activities ........................      8,250       5,058       2,660
                                                                 --------    --------    --------

Cash flow from financing activities:
   Dividends paid ............................................         --      (2,158)     (1,815)
   Proceeds of notes payable .................................         --          --         417
   Payments on notes payable .................................       (680)         --          --
   Proceeds from issuance of stock ...........................         19          65       1,543
   Purchases of treasury stock ...............................     (1,512)         --          --
                                                                 --------    --------    --------
Cash (used) provided by financing activities .................     (2,173)     (2,093)        145
                                                                 --------    --------    --------
(Decrease) increase in cash and cash equivalents .............   $    376    $    (13)   $     --
                                                                 ========    ========    ========



Note:  Reconciliation of net income to the above amounts
   Net income ................................................   $    606    $ 28,422    $ 47,038
   Add (deduct):
      Depreciation and amortization ..........................         33         106          92
      Increase in accounts receivable - net ..................     (1,714)       (727)     (1,060)
      (Decrease) increase in accounts payable and accrued
         liabilities - net ...................................     (1,863)        905         508
      Equity in net earnings of investees ....................     (2,108)    (30,237)    (49,216)
      Stock bonuses paid .....................................        586         613         577
      Other - net ............................................     (1,241)     (2,060)       (744)
                                                                 --------    --------    --------
   Cash used by operating activities .........................   $ (5,701)   $ (2,978)   $ (2,805)
                                                                 ========    ========    ========

Supplemental information:
     Income taxes paid .......................................         --          --          --
     Interest paid ...........................................         --          --          --

Noncash transactions:
    Forgiveness of debt from affiliate .......................      4,913          --          --



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

         Certain amounts in the 1999 and 1998 Parent Company financial statements have been reclassified for comparative purposes. Net earnings, as previously reported, were not affected.

         Total dividends received from subsidiaries for 2000, 1999 and 1998 were $90,000, $13,090,000 and $90,000, respectively.

                                                                     SCHEDULE II


            STEWART INFORMATION SERVICES CORPORATION AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

                                DECEMBER 31, 2000


                                                                           Col. C
                Col. A                           Col. B                  Additions                   Col. D             Col. E
           ----------------                  --------------   -------------------------------     --------------     --------------
                                                Balance        Charged         Charged to
                                                  at              to              other                                 Balance
                                               beginning       cost and          accounts         -Deductions-          at end
            Description                        of period        expenses        (describe)          described          of period
           ----------------                  --------------   --------------   --------------     --------------     --------------

Stewart Information Services
   Corporation and subsidiaries:


Year ended December 31, 1998:
  Estimated title losses .................   $  156,791,382   $   39,226,182   $      787,000(C)  $   25,041,558(A)  $  171,763,006
  Allowance for uncollectible amounts ....        5,551,849        2,110,000               --          2,859,144(B)       4,802,705


Year ended December 31, 1999:
  Estimated title losses .................      171,763,006       44,186,778          550,000(C)      32,712,781(A)     183,787,003
  Allowance for uncollectible amounts ....        4,802,705          792,000               --          1,215,232(B)       4,379,473

Year ended December 31, 2000:
  Estimated title losses .................      183,787,003       38,999,295               --         32,488,157(A)     190,298,141
  Allowance for uncollectible amounts ....        4,379,473        2,130,000               --          1,382,655(B)       5,126,818



Stewart Information Services
   Corporation - Parent:


Year ended December 31, 1998:
 Allowance for uncollectible amounts .....   $       20,000               --               --                 --     $       20,000

Year ended December 31, 1999:
 Allowance for uncollectible amounts .....           20,000               --               --                 --             20,000

Year ended December 31, 2000:
 Allowance for uncollectible amounts .....           20,000               --               --                 --             20,000


(A) Represents payments of policy losses and loss adjustment expenses during the year, less salvage collections.

(B) Represents uncollectible accounts written off.

(C) Represents estimated title loss reserve acquired.

                                INDEX TO EXHIBITS

    EXHIBIT
    NUMBER      DESCRIPTION
    --------    -----------

      3.1    -  Certificate of Incorporation of the Registrant, as amended March
                19, 2001

      3.2    -  By-Laws of the Registrant, as amended March 13, 2000

      4. - Rights of Common and Class B Common Stockholders (incorporated by reference to Exhibits 3.1 and 3.2 hereto)

     10.1    -  Summary of agreements as to payment of bonuses to certain executive officers

     10.2    -  Deferred Compensation Agreements dated March 10, 1986, amended
                July 24, 1990 and October 30, 1992, between the Registrant and certain executive officers (incorporated by reference herein from Exhibit 10.2 of Annual Report on Form 10-K for the fiscal year ended December 31, 1997)

     10.3    -  Stewart Information Services Corporation 1999 Stock Option Plan
                (incorporated by reference herein from Exhibit 10.3 of Annual
                Report on Form 10-K for the fiscal year ended December 31, 1999)

     21.     -  Subsidiaries of the Registrant

     23.     -  Consent of Independent Certified Public Accountant, including consent to incorporation by reference of their reports into previously filed Securities Act registration statements
