Form 10-Q
period 2001-03-31
STEWART INFORMATION SERVICES CORP
filed 2001-05-11
CIK 94344

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 2001


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days. Yes X   No
                         ---     ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                              Common         14,177,137
                      Class B Common          1,050,012

                                    FORM 10-Q
                                QUARTERLY REPORT
                          Quarter Ended March 31, 2001


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

                    STEWART INFORMATION SERVICES CORPORATION

    CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE EARNINGS
                           FOR THE THREE MONTHS ENDED
                            MARCH 31, 2001 and 2000



                                                         THREE MONTHS ENDED
                                                         ------------------
                                                          2001        2000
                                                         -------     ------
                                                           ($000 Omitted)
Revenues
    Title premiums, fees and other revenues              223,941    191,582
    Real estate information services                      14,462     12,199
    Investment income                                      5,545      4,762
    Investment gains (losses) -- net                         353       (340)
                                                         -------    -------
                                                         244,301    208,203

Expenses
    Amounts retained by agents                           101,044     90,839
    Employee costs                                        79,352     68,674
    Other operating expenses                              42,150     39,061
    Title losses and related claims                        9,595      8,560
    Depreciation and amortization                          5,268      5,091
    Interest                                                 659        381
    Minority interests                                     1,225        944
                                                         -------    -------
                                                         239,293    213,550
                                                         -------    -------

Earnings (loss) before taxes                               5,008     (5,347)
Income taxes (benefit)                                     1,935     (1,993)
                                                         -------    -------
Net earnings (loss)                                        3,073     (3,354)
                                                         =======    =======

Average number of shares outstanding --
   assuming dilution (000)                                15,268     14,811
Earnings (loss) per share -- basic                          0.20      (0.23)
Earnings (loss) per share -- diluted                        0.20      (0.23)
                                                         =======    =======
Comprehensive earnings:
Net earnings (loss)                                        3,073     (3,354)
Changes in unrealized investment gains,
   net of taxes of $1,160 and $293, respectively           2,155        544
                                                         -------    -------
Comprehensive earnings (loss)                              5,228     (2,810)
                                                         =======    =======

                    STEWART INFORMATION SERVICES CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2001 AND DECEMBER 31, 2000




                                                      MAR 31            DEC 31
                                                       2001              2000
                                                      ------            ------
                                                          ($000 Omitted)
Assets

  Cash and cash equivalents                           44,985            35,728
  Short-term investments                              48,914            53,748
  Investments -- statutory reserve funds             212,548           206,150
  Investments -- other                                48,750            52,242
  Receivables                                         51,678            57,039
  Property and equipment                              44,753            45,459
  Title plants                                        33,524            32,491
  Goodwill                                            47,348            36,693
  Deferred income taxes                                7,318             7,352
  Other                                               35,996            36,546
                                                     -------           -------

                                                     575,814           563,448
                                                     =======           =======

Liabilities

  Notes payable                                       40,806            32,543
  Accounts payable and accrued liabilities            33,086            38,617
  Estimated title losses                             191,725           190,298
  Minority interests                                   7,129             6,901

Contingent liabilities and commitments

Stockholders' equity
  Common and Class B Common Stock and
    additional paid-in capital                        87,404            84,653
  Retained earnings                                  213,133           210,060
  Accumulated other comprehensive earnings             4,043             1,888
  Treasury stock                                      (1,512)           (1,512)
                                                     -------           -------
    Total stockholders' equity ($19.91 per
      share at March 31, 2001)                       303,068           295,089
                                                     -------           -------

                                                     575,814           563,448
                                                     =======           =======




                    STEWART INFORMATION SERVICES CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000



                                                           2001         2000
                                                         --------      --------
                                                             ($000 Omitted)


Cash provided (used) by operating activities (Note)        10,220       (9,095)


Investing activities:
  Purchases of property and equipment and title plants
    -- net                                                 (3,803)      (4,822)
  Proceeds from investments matured and sold               34,612       30,361
  Purchases of investments                                (28,964)     (19,059)
  Increases in notes receivable                              (897)      (2,281)
  Collections on notes receivable                             704          338
  Cash paid for the acquisition of subsidiaries -- net     (5,185)      (3,844)
                                                          -------      -------
Cash (used) provided by investing activities               (3,533)         693

Financing activities:
  Distribution to minority interests                         (961)        (824)
  Proceeds of notes payable                                 4,907        4,488
  Payments on notes payable                                (1,376)      (1,327)
                                                          -------      -------
Cash provided by financing activities                       2,570        2,337
                                                          -------      -------

Increase (decrease) in cash and cash equivalents            9,257       (6,065)
                                                          =======      =======
NOTE:  Reconciliation of net earnings (loss) to the
       above amounts --

Net earnings (loss)                                         3,073       (3,354)
Add (deduct):
  Depreciation and amortization                             5,268        5,091
  Provision for title losses in excess of payments          1,427           39
  Provision for uncollectible amounts -- net                 (149)           0
  Decrease in accounts receivable -- net                    5,969        1,036
  Decrease in accounts payable and accrued liabilities
    -- net                                                 (5,686)     (12,123)
  Minority interest expense                                 1,225          944
  Equity in net earnings of investees                        (160)         (41)
  Realized investment (gains) losses -- net                  (353)         340
  Stock bonuses                                               356          482
  Increase in other assets                                   (801)      (1,893)
  Other -- net                                                 51          384
                                                          -------      -------
Cash provided (used) by operating activities               10,220       (9,095)
                                                          =======      =======
Supplemental information:
Assets acquired (purchase method)
  Goodwill                                                 10,958        3,867
  Title plants                                              1,019           88
  Other                                                       523          455
Liabilities assumed                                        (4,815)        (126)
Common Stock issued                                        (2,500)        (440)
                                                         --------      -------
Cash paid for acquisitions                                  5,185        3,844
                                                         ========      =======

                    STEWART INFORMATION SERVICES CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1:   Interim Financial Statements

The financial information contained in this report for the three month periods ended March 31, 2001 and 2000, and as of March 31, 2001, is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of this information for all unaudited periods, consisting only of normal recurring accruals, have been made. The results of operations for the interim periods are not necessarily indicative of results for a full year.

Certain amounts in the 2000 condensed consolidated financial statements have been reclassified for comparative purposes. Net loss, as previously reported, was not affected.

Note 2:   Segment Information

The Company's two reportable segments are title and real estate information. Selected financial information related to these segments follows:

                                        Real Estate
                          Title         Information          Total
                          -----         -----------          -----
                                       ($000 Omitted)
Revenues:
---------
Three months ended

     3/31/01             229,839          14,462            244,301
     3/31/00             196,004          12,199            208,203

Pretax Earnings (Loss):
-----------------------
Three months ended

     3/31/01               4,345             663              5,008
     3/31/00              (3,656)         (1,691)            (5,347)

Identifiable Assets:
--------------------
     3/31/01             536,341          39,473            575,814
    12/31/00             525,045          38,403            563,448


Note 3:   Earnings (Loss) Per Share

The Company's basic earnings (loss) per share figures were calculated by dividing net earnings by the weighted average number of shares of Common Stock and Class B Common Stock outstanding during the reporting period. The only potentially dilutive effect on earnings (loss) per share for the Company related to its stock option plans.

In calculating the effect of the options and determining a figure for diluted earnings per share, the average number of shares used in calculating basic earnings per share was increased by 158,000 for the three month period ending March 31, 2001.

Note 4:     Changes in Accounting Principles

The Company does not invest in hedging or derivative instruments nor does it intend to do so in the future. Accordingly, FAS 133, "Accounting for Derivative Instruments and Hedging Activities" (as amended), which became effective January 1, 2001 for the Company, has no impact on the condensed consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

A comparison of the results of operations of the Company for the first quarter of 2001 with the first quarter of 2000 follows.

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

According to published industry data, interest rates for 30-year fixed mortgages, excluding points, for the three months ended March 31, 2001 averaged 7.01% as compared to 8.26% for the same period a year earlier. The rates at year-end 1999 were just over 8%. In 2000, an upward trend continued, with rates reaching a peak of 8.5% in May. Then, rates declined for seven consecutive months. At year-end 2000 rates were 7.4%.

Operating in these mortgage interest rate environments, real estate activity in the first three months of 2001 was very strong. Refinancing transactions increased significantly. Existing home sales increased 9.9% in the first quarter of 2001 over the same period in 2000. The ratio of refinancings to total loan applications was 56.9% for the first quarter of 2001 compared to 18.7% for the first quarter of 2000.

TITLE REVENUES. The Company's revenues from premiums, fees and other revenues increased 16.9% the first three months of 2001 over the same period in 2000.

Revenues from direct business increased 27.5% to $100.2 million. The number of direct closings handled by the Company increased 32.9% in 2001. Direct closings relate only to files closed by the Company's underwriters and subsidiaries and do not include closings from agents. The average revenue per closing decreased 4.4% in 2001 because of the significant increase in 2001 in the number of refinancings with their lower premiums. There were no major revenue rate changes in 2001 or 2000.

Premiums from independent agents increased 9.5% to $123.7 million in 2001. The increase resulted primarily from increased refinancings and regular transactions handled by agents nationwide. The largest increases were in California, Florida and Texas.

REI REVENUES. Real estate information revenues were $14.5 million in 2001 and $12.2 million in 2000. The increase in 2001 resulted primarily from providing an increased number of post-closing services, Section 1031 tax-deferred exchanges and electronic mortgage documents resulting from the increase in real estate transactions.

INVESTMENTS. Investment income increased 16.4% in 2001 primarily because of increases in yields. Investment gains in 2001 were realized as part of the ongoing management of the investment portfolio for the purpose of improving performance.

AGENT RETENTION. The amounts retained by agents, as a percentage of premiums from agents, were 81.7% and 80.4% in the years 2001 and 2000, respectively. Amounts retained by title agents are based on contracts between agents and the title insurance underwriters of the Company. The percentage that amounts retained by agents bear to agent revenues may vary from year to year because of the geographical mix of agent operations and the volume of title revenues.

EMPLOYEE COSTS. Employee costs for the combined business segments increased 15.5% in 2001. The number of persons employed by the Company at March 31, 2001 and March 31, 2000 was 5,873 and 5,614 respectively. The increase in staff in 2001 was primarily the result of acquisitions of new offices.

In the REI segment, employee costs increased in 2001 and 2000 primarily due to a continuing shift in focus to providing more post-closing services to lenders. These services are significantly more labor intensive.

OTHER OPERATING EXPENSES. Other operating expenses for the combined business segments increased 7.9% in 2001. The overall increase in other operating expenses for the combined business segments in 2001 was in new offices, computer costs, rent and search fees. These were offset partially by reductions in bad debts and products purchased for resale.

Other operating expenses also include title plant expenses, travel, delivery costs, premium taxes, business promotion, REI expenses, telephone, supplies and policy forms. Most of these expenses follow, to varying degrees, the changes in transaction volume and revenues.

The Company's labor and certain other operating costs are sensitive to inflation. To the extent inflation causes increases in the prices of homes and other real estate, premium revenues are also increased. Premiums are determined in part by the insured values of the transactions handled by the Company.

TITLE LOSSES. Provisions for title losses, as a percentage of title premiums, fees and other revenues, were 4.3% in 2001 and 4.5% in 2000. The continued improvement in industry trends in claims and increases in refinancing transactions, which result in lower loss exposure, have led to lower loss ratios in recent years.

INCOME TAXES. The provision for federal and state income taxes represented effective tax rates of 38.6% and 37.3% in 2001 and 2000, respectively.

LIQUIDITY AND CAPITAL RESOURCES. Cash provided by operations represents the primary source of financing for the Company, but this may be supplemented by bank borrowings. The capital resources of the Company and the present debt-to-equity relationship are considered satisfactory.

During the first three months of 2001, the Company financed a portion of various acquisitions through the issuance of Common Stock totaling $2.5 million. Acquisitions during the first three months of 2001 have resulted in additions to goodwill of $11.0 million.

To facilitate further acquisitions, the Company filed a registration statement with the Securities and Exchange Commission to sell from time to time up to $75 million of common stock. The registration was filed on March 30, 2001 and has not yet become effective. This statement does not constitute an offer of any securities for sale.

FORWARD-LOOKING STATEMENTS. All statements included in this report which address activities, events or developments that the Company expects or anticipates will or may occur in the future are forward-looking statements. Such forward-looking statements are subject to risks and uncertainties including, among other things, changes in mortgage interest rates, employment levels, actions of competitors, real estate markets, general economic conditions and legislation, primarily legislation related to insurance, and other risks and uncertainties discussed in the Company's filings with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the Company's investment strategies, types of financial instruments held or the risks associated with such instruments which would materially alter the market risk disclosures made in the Company's Annual Statements on Form 10-K for the year ended December 31, 2000.

                                    PART II

                                                                       Page
                                                                       ----

Item 1.  Legal Proceedings                                               8


Item 5.  Other Information                                               8


Item 6.  Exhibits and Reports on Form 8-K


    (a)  Index to exhibits


    (b)  There were no reports on Form 8-K filed during the quarter ended
         March 31, 2001.


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

ITEM 5.  OTHER INFORMATION

     The Company paid regular quarterly cash dividends on its Common Stock from 1972 through 1999. During 1999, the Board of Directors approved a plan to repurchase up to 5 percent (680,000 shares) of the Company's outstanding Common Stock. The Board also determined that the Company's regular quarterly dividend should be discontinued in favor of returning those and additional funds to stockholders through the stock repurchase plan. Under this plan, the Company repurchased 116,900 shares of Common Stock during 2000. No repurchases have been made during the first three months of 2001.

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




May 11, 2001
----------------
    Date

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

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER               DESCRIPTION
-------              -----------

   4.                -   Rights of Common and Class B Common Stockholders



  99.1               -   Details of investments


