Form 10-Q
period 2001-06-30
STEWART INFORMATION SERVICES CORP
filed 2001-08-08
CIK 94344

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549




(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended June 30, 2001



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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 2001.

                              Common            14,207,834
                      Class B Common             1,050,012

                                    FORM 10-Q
                                QUARTERLY REPORT
                           Quarter Ended June 30, 2001





                                TABLE OF CONTENTS





Item No.                                                                  Page
--------                                                                  ----

                                     Part I


1.       Financial Statements                                               1

2.       Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                6

3.       Quantitative and Qualitative Disclosures About
         Market Risk                                                        9


                                    Part II


1.       Legal Proceedings                                                 11

4.       Submission of Matters to a Vote of Security Holders               11

5.       Other Information                                                 11

6.       Exhibits and Reports on Form 8-K                                  10

         Signature                                                         12




As used in this report, "we", "us", "our" and "Stewart" mean Stewart Information Services Corporation and our subsidiaries unless the context indicates otherwise.

                    STEWART INFORMATION SERVICES CORPORATION

    CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE EARNINGS
                      FOR THE QUARTERS AND SIX MONTHS ENDED
                             JUNE 30, 2001 and 2000



                                       SECOND QUARTER            SIX MONTHS
                                   ---------------------   --------------------
                                       2001       2000        2001        2000
                                   ----------  ---------   --------    --------
                                       ($000 Omitted)          ($000 Omitted)
Revenues
  Title premiums, fees and
    other revenues                   292,273    206,880      516,214    398,462
  Real estate information
    services                          17,429     13,028       31,891     25,227
  Investment income                    4,500      4,709       10,045      9,471
  Investment gains
    (losses) - net                        45         53          398       (287)
                                   ---------   --------      -------    -------
                                     314,247    224,670      558,548    432,873

Expenses
  Amounts retained by agents         127,445     89,418      228,489    180,257
  Employee costs                      90,916     73,136      170,268    141,810
  Other operating expenses            50,179     42,487       92,329     81,548
  Title losses and
    related claims                    11,917      9,547       21,512     18,107
  Depreciation and
    amortization                       5,598      5,135       10,866     10,226
  Interest                               784        486        1,443        867
  Minority interests                   2,171      1,501        3,396      2,445
                                   ---------   --------      -------    -------
                                     289,010    221,710      528,303    435,260
                                   ---------   --------      -------    -------

Earnings (loss) before taxes          25,237      2,960       30,245     (2,387)
Income taxes (benefit)                 9,799      1,086       11,734       (907)
                                   ---------   --------      -------    -------

Net earnings (loss)                   15,438      1,874       18,511     (1,480)
                                   =========   ========      =======    =======

Average number of shares
  outstanding - assuming
  dilution (000)                      15,385     14,908       15,327     14,860

Earnings (loss) per share
  - basic                               1.01       0.13         1.22      (0.10)

Earnings (loss) per share
  - diluted                             1.00       0.13         1.21      (0.10)
                                   =========   ========      =======    =======

Comprehensive earnings:
Net earnings (loss)                   15,438      1,874       18,511     (1,480)
Changes in unrealized
  investment gains, net of
  taxes of $(590), $(80),
  $571 and $213                       (1,095)      (148)       1,060        396
                                   ---------   --------      -------    -------
Comprehensive earnings (loss)         14,343      1,726       19,571     (1,084)
                                   =========   ========      ========   =======

                    STEWART INFORMATION SERVICES CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2001 AND DECEMBER 31, 2000



                                                       JUN 30       DEC 31
                                                        2001          2000
                                                     ----------    ----------
                                                           ($000 Omitted)
Assets
  Cash and cash equivalents                             70,734           35,728
  Short-term investments                                52,815           53,748
  Investments - statutory reserve funds                218,602          206,150
  Investments - other                                   40,011           52,242
  Receivables                                           55,554           57,039
  Property and equipment                                44,436           45,459
  Title plants                                          37,546           32,491
  Goodwill                                              44,525           36,693
  Deferred income taxes                                  4,973            7,352
  Other                                                 40,617           36,546
                                                    ----------       ----------

                                                       609,813          563,448
                                                    ==========       ==========




Liabilities
  Notes payable                                         41,436           32,543
  Accounts payable and accrued liabilities              50,794           38,617
  Estimated title losses                               191,849          190,298
  Minority interests                                     7,795            6,901

    Contingent liabilities and commitments

Stockholders' equity
  Common and Class B Common Stock and
        additional paid-in capital                      87,932           84,653
  Retained earnings                                    228,571          210,060
  Accumulated other comprehensive earnings               2,948            1,888
  Treasury stock - 116,900 shares, at cost              (1,512)          (1,512)
                                                    ----------      -----------
  Total stockholders' equity
          ($20.84 per share at
          June 30, 2001)                               317,939          295,089
                                                    ----------      -----------

                                                       609,813          563,448
                                                    ==========      ===========

                    STEWART INFORMATION SERVICES CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                                                                2001         2000
                                                               -------     --------
                                                                  ($000 Omitted)
    Cash provided by operating activities (Note)                44,566        6,544


    Investing activities:
       Purchases of property and equipment and title
         plants - net                                           (8,184)     (11,684)
       Proceeds from investments matured and sold               44,094       41,187
       Purchases of investments                                (40,187)     (24,222)
       Increases in notes receivable                            (1,402)      (2,389)
       Collections on notes receivable                           1,734          526
       Cash paid for equity in investees                            --       (2,555)
       Cash paid for the acquisition of subsidiaries - net      (6,661)      (5,163)
                                                             ---------    ---------
    Cash used by investing activities                          (10,606)      (4,300)


    Financing activities:
       Repurchases of common stock                                  --       (1,104)
       Distribution to minority interests                       (2,590)      (2,234)
       Proceeds from issuance of stock                              92           --
       Proceeds of notes payable                                 8,633        9,519
       Payments on notes payable                                (5,089)      (2,971)
                                                             ---------    ---------
    Cash provided by financing activities                        1,046        3,210
                                                             ---------    ---------

    Increase in cash and cash equivalents                       35,006        5,454
                                                             =========   ==========


     NOTE: Reconciliation of net earnings (loss) to the above amounts -

     Net earnings (loss)                                        18,511       (1,480)
     Add (deduct):
         Depreciation and amortization                          10,866       10,226
         Provision for title losses in excess of payments          788        2,515
         Provision for uncollectible amounts - net                (140)         (54)
         Decrease in accounts receivable - net                   1,634        3,149
         Increase (decrease) in accounts payable and
           accrued liabilities - net                            11,876      (10,432)
         Minority interest expense                               3,396        2,445
         Equity in net (earnings) loss of investees             (1,159)         110
         Realized investment (gains) losses - net                 (398)         287
         Stock bonuses                                             416          541
         Increase in other assets                               (2,095)      (1,428)
         Other - net                                               871          665
                                                             ---------     --------

     Cash provided by operating activities                      44,566        6,544
                                                             =========     ========
Supplemental information:
     Assets acquired (purchase method)
         Goodwill                                                9,138        4,799
         Title plants                                            4,906          188
         Other                                                   1,965        1,961
     Liabilities assumed                                        (1,439)         (28)
     Common Stock issued                                        (2,900)      (1,757)
     Debt issued to sellers                                     (5,009)          --
                                                             ---------    ---------
     Cash paid for acquisitions                                  6,661        5,163
                                                             =========    =========

                    STEWART INFORMATION SERVICES CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1:   Interim Financial Statements

The financial information contained in this report for the three and six month periods ended June 30, 2001 and 2000, and as of June 30, 2001, is unaudited. In the opinion of our management, all adjustments necessary for a fair presentation of this information for all unaudited periods, consisting only of normal recurring accruals, have been made. The results of operations for the interim periods are not necessarily indicative of results for a full year.

Certain amounts in the 2000 condensed consolidated financial statements have been reclassified for comparative purposes. Net earnings (loss), as previously reported, were not affected.

Note 2:   Segment Information

Our two reportable segments are title and real estate information. Selected financial information related to these segments follows:


                                        Real estate
                          Title         information          Total
                          -----         -----------          -----
                                       ($000 Omitted)
Revenues:
---------
Three months ended
     6/30/01             296,818          17,429            314,247
     6/30/00             211,642          13,028            224,670

Six months ended
     6/30/01             526,657          31,891            558,548
     6/30/00             407,646          25,227            432,873

Pretax earnings (loss):
-----------------------
Three months ended
     6/30/01              22,786           2,451             25,237
     6/30/00               4,103          (1,143)             2,960

Six months ended
     6/30/01              27,131           3,114             30,245
     6/30/00                 447          (2,834)            (2,387)

Identifiable assets:
--------------------
     6/30/01             568,896          40,917            609,813
    12/31/00             525,045          38,403            563,448


Note 3:   Earnings (Loss) Per Share

Our basic earnings (loss) per share figures were calculated by dividing net earnings (loss) by the weighted average number of shares of Common Stock and Class B Common Stock outstanding during the reporting period. The only potentially dilutive effect on earnings per share related to our stock option plans.

In calculating the effect of the options and determining a figure for diluted earnings per share, the average number of shares used in calculating basic earnings per share was increased by 140,000 and 102,000 for the three month periods ended June 30, 2001 and 2000, respectively and 148,000 for the six months ended June 30, 2001.

Note 4:   Equity in Investees

The amount of earnings (loss) from equity investments was $0.2 million and $0.0 million for the three month periods ended June 30, 2001 and 2000, respectively and $1.2 million and $(0.1) million for the six month periods ended June 30, 2001 and 2000, respectively. These amounts are included in "title premiums, fees and other revenues" in the condensed consolidated statements of earnings and comprehensive earnings.


Note 5:   Changes in Accounting Principles

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations". This statement is effective for all business combinations initiated after June 30, 2001 and requires the purchase method of accounting be used for all business combinations. The adoption of SFAS 141 will not have a material effect on our consolidated financial position or results of operations.

In July 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets". This statement is effective for fiscal years beginning after December 15, 2001 and provides that goodwill and certain intangible assets remain on the balance sheet and not be amortized. Instead, goodwill will be tested for impairment annually and goodwill determined to be impaired will be expensed to current operations. Goodwill amortization was $1.4 million and $1.0 million for the six month periods ended June 30, 2001 and 2000, respectively. Goodwill amortization was $1.8 million for the year ended December 31, 2000. We have not fully determined the impact that this statement will have on our consolidated financial position or results of operations.

We do not invest in hedging or derivative instruments nor do we intend to do so in the future. Accordingly, SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" (as amended), which became effective January 1, 2001 for us, has no impact on our condensed consolidated financial statements.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

         Our primary business is title insurance. We issue policies on homes and other real property located in all 50 states, the District of Columbia and several foreign countries through more than 5,600 issuing locations. We also sell electronically delivered real estate services and information, as well as mapping products and geographic information systems, to domestic and foreign governments and private entities.

         Our business has two main segments: title and real estate information, or REI. These segments are closely related due to the nature of their operations and common customers. The segments provide services throughout the United States through a network of offices, including both direct operations and agents. Although we conduct operations in several international markets, at current levels they are generally immaterial with respect to our consolidated financial results.

RESULTS OF OPERATIONS

         Generally, the principal factors that contribute to increases in our operating revenues for our title and REI segments include:

     o declining mortgage interest rates, which usually increase home sales and refinancing transactions;

     o    rising home prices;

     o    higher premium rates;

     o    increased market share;

     o    additional revenues from our new offices and

     o    increased revenues from our commercial transactions.

Our large commercial transactions, although relatively few in number, typically yield higher premiums.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

         General. According to published industry data, interest rates for 30-year fixed mortgages, excluding points, for the six months ended June 30, 2001 averaged 7.1% as compared to 8.3% for the same period in 2000.

         Because of a favorable mortgage interest rate environment, real estate activity in the first six months of 2001 was very strong. Refinancing transactions increased significantly. The ratio of refinancings to total loan applications was 52.2% for the first six months of 2001 compared to 16.2% for the same period in 2000. Existing home sales increased 6.9% in the first six months of 2001 over the same period in 2000.


         Title revenues. Our revenues from premiums, fees and other revenues increased 29.6% in the first six months of 2001 over the first six months of 2000.

         Revenues from direct business increased 35.0% to $236.5 million. The number of direct closings we handled increased 48.5% in the first six months of 2001 over the same period in 2000. Direct closings relate only to files that our underwriters and subsidiaries close and do not include closings by agents. The average revenue per direct closing decreased 9.7% in the first six months of 2001 compared to the same period in 2000 because of the significant increase during that period in the number of refinancings with lower premiums. There were no major revenue rate changes in the first six months of 2001 or 2000.

         Premiums from independent agents increased 25.3% to $279.7 million for the six months ended June 30, 2001 compared to the same period in 2000. The increase resulted primarily from increased refinancings and regular transactions handled by agents nationwide. The largest increases were in California, Florida and Ohio.

         REI revenues. Real estate information revenues were $31.9 million for the six months ended June 30, 2001 and $25.2 million for the six months ended June 30, 2000. The increase resulted primarily from providing an increased number of post-closing services, Section 1031 tax-deferred exchanges and electronic mortgage documents resulting from the increase in real estate transactions.

         Investments. Investment income increased 6.1% in the first six months of 2001 compared to the first six months of 2000 primarily because of an increase in average balances. Investment gains during this period were realized as part of the ongoing management of the investment portfolio for the purpose of improving performance.

         Agent retention. The amounts retained by agents, as a percentage of premiums from agents, were 81.7% and 80.7% in the first six months of 2001 and 2000, respectively. Amounts retained by title agents are based on contracts between agents and our title insurance underwriters. The percentage that amounts retained by agents bears to agent revenues may vary from year to year because of the geographical mix of agent operations and the volume of title revenues.

         Employee costs. Employee costs for the combined business segments increased 20.1% for the six months ended June 30, 2001 compared to the same period in 2000. The number of persons we employed at June 30, 2001 and June 30, 2000 was approximately 6,300 and 5,700, respectively. The increase was primarily the result of acquisitions of new offices.

         In the REI segment, employee costs increased in the first six months of 2001 and 2000 primarily due to a continuing shift in focus to providing more post-closing services to lenders. These services are significantly more labor intensive.

         Other operating expenses. Other operating expenses for the combined business segments increased 13.2% in the first six months of 2001. The increase in other operating expenses for the combined business segments during this period resulted from new offices, search fees and rent. These costs were offset partially by reductions in products purchased for resale.

         Other operating expenses also include title plant expenses, travel, delivery costs, premium taxes, business promotion, REI expenses, telephone, supplies and policy forms. Most of these expenses follow, to varying degrees, the changes in transaction volume and revenues.

         Our labor and certain other operating costs are sensitive to inflation. To the extent inflation causes increases in the prices of homes and other real estate, premium revenues also increase. Premiums are determined in part by the insured values of the transactions we handle.

         Title losses. For the six months ended June 30, provisions for title losses, as a percentage of title premiums, fees and other revenues, were 4.2% in 2001 and 4.5% in 2000. The continued improvement in industry trends in claims and increases in refinancing transactions, which result in lower loss exposure, have led to lower loss ratios in recent years.

         Income taxes. The provision for federal and state income taxes represented effective tax rates of 38.8% and 38.0% in the first six months of 2001 and 2000, respectively.

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

         General. According to published industry data, interest rates for 30-year fixed mortgages, excluding points, for the three months ended June 30, 2001 averaged 7.1% as compared to 8.3% for the same period in 2000.

         Because of a favorable mortgage interest rate environment, real estate activity in the second quarter of 2001 was very strong. Refinancing transactions increased significantly. The ratio of refinancings to total loan applications was 47.4% for the second quarter of 2001 compared to 14.2% for the second quarter of 2000. Existing home sales increased 4.1% in the second quarter of 2001 over the same period in 2000.

         Title revenues. Our revenues from premiums, fees and other revenues increased 41.3% in the second quarter of 2001 over the same period in 2000.

         Revenues from direct business increased 41.1% to $136.3 million. The number of direct closings we handled increased 61.9% in the second quarter of 2001. Direct closings relate only to files that our underwriters and subsidiaries close and do not include closings by agents. The average revenue per direct closing decreased 13.7% in the second quarter of 2001 compared to the same period in 2000 because of the significant increase during that period in the number of refinancings with lower premiums. There were no major revenue rate changes in the second quarter of 2001 or 2000.

         Premiums from independent agents increased 41.4% to $156.0 million for the second quarter of 2001 compared to the same period in 2000. The increase resulted primarily from increased refinancings and regular transactions handled by agents nationwide. The largest increases were in Florida, Ohio, California and Utah.

         REI revenues. Real estate information revenues were $17.4 million for the second quarter of 2001 and $13.0 million for the second quarter of 2000. The increase resulted primarily from providing an increased number of post-closing services, Section 1031 tax-deferred exchanges and electronic mortgage documents resulting from the increase in real estate transactions.

         Investments. Investment income decreased 4.4% in the second quarter of 2001 compared to the second quarter of 2000 primarily because of decreases in yields. Investment gains during this period were realized as part of the ongoing management of the investment portfolio for the purpose of improving performance.

         Agent retention. The amounts retained by agents, as a percentage of premiums from agents, were 81.7% and 81.1% in the second quarters of 2001 and 2000, respectively. Amounts retained by title agents are based on contracts between agents and our title insurance underwriters. The percentage that amounts retained by agents bears to agent revenues may vary from year to year because of the geographical mix of agent operations and the volume of title revenues.

         Employee costs. Employee costs for the combined business segments increased 24.3% in the second quarter of 2001 compared to the same period in 2000. The number of persons we employed at June 30, 2001 and June 30, 2000 was approximately 6,300 and 5,700, respectively. The increase was primarily the result of acquisitions of new offices.

         In the REI segment, employee costs increased in the second quarter of 2001 over 2000 primarily due to a continuing shift in focus to providing more post-closing services to lenders. These services are significantly more labor intensive.

         Other operating expenses. Other operating expenses for the combined business segments increased 18.1% in the second quarter of 2001. The increase in other operating expenses for the combined business segments during this period resulted from new offices, search fees and rent. These costs were offset partially by reductions in products purchased for resale.

         Other operating expenses also include title plant expenses, travel, delivery costs, premium taxes, business promotion, REI expenses, telephone, supplies and policy forms. Most of these expenses follow, to varying degrees, the changes in transaction volume and revenues.

         Our labor and certain other operating costs are sensitive to inflation. To the extent inflation causes increases in the prices of homes and other real estate, premium revenues also increase. Premiums are determined in part by the insured values of the transactions we handle.

         Title losses. For the second quarter, provisions for title losses, as a percentage of title premiums, fees and other revenues, were 4.1% in 2001 and 4.6% in 2000. The continued improvement in industry trends in claims and increases in refinancing transactions, which result in lower loss exposure, have led to lower loss ratios in recent years.

         Income taxes. The provision for federal and state income taxes represented effective tax rates of 38.8% and 36.7% in the second quarters of 2001 and 2000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

During the first six months of 2001, we financed a portion of the purchase price of two acquisitions through the issuance of $2.9 million of our common stock. Acquisitions during the first six months of 2001 resulted in additions to our goodwill of $9.1 million.

We filed a registration statement with the Securities and Exchange Commission to sell from time to time up to $75 million of common stock. The registration statement was filed on March 30, 2001 and became effective on June 26, 2001.

Internally generated cash flow has been the primary source of financing for additions to property and equipment, expanding operations and other requirements. This source may be supplemented by bank borrowings.

A substantial majority of consolidated cash and investments is held by Stewart Title Guaranty Company and its subsidiaries. Cash transfers among Stewart Title Guaranty Company and its subsidiaries and us are subject to certain legal restrictions. See Notes 3 and 4 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2000.

Our liquidity, excluding Stewart Title Guaranty Company and its subsidiaries, comprised cash and investments aggregating $3.0 million and short-term liabilities of $0.5 million at June 30, 2001. We know of no commitments or uncertainties that are likely to materially affect our ability, or our subsidiaries' ability, to fund cash needs.

We consider our capital resources, represented primarily by notes payable of $41.4 million and stockholders' equity of $317.9 million at June 30, 2001, to be adequate.

FORWARD LOOKING STATEMENTS

All statements included in this report, other than statements of historical facts, which address activities, events or developments that the we expect or anticipates will or may occur in the future are forward-looking statements. Such forward-looking statements are subject to risks and uncertainties including, among other things, changes in mortgage interest rates, employment levels, actions of competitors, changes in real estate markets, general economic conditions and legislation (primarily legislation related to insurance) and other risks and uncertainties discussed in our filings with the Securities and Exchange Commission.

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our investment strategies, types of financial instruments held or the risks associated with such instruments which would materially alter the market risk disclosures made in our Annual Statement on Form 10-K for the year ended December 31, 2000.

                                     PART II







                                                                         Page
                                                                      ----------


  Item 1.  Legal Proceedings                                              11


  Item 4.  Submission of Matters to a Vote of Security Holders            11


  Item 5.  Other Information                                              11


  Item 6.  Exhibits and Reports on Form 8-K


      (a)  Index to exhibits


      (b) There were no reports on Form 8-K filed during the quarter ended June 30, 2001.

ITEM 1. LEGAL PROCEEDINGS


           We are a party to a number of lawsuits incurred in connection with our business, most of which are of a routine nature involving disputed policy claims. In many of these suits, the plaintiff seeks exemplary or treble damages in excess of policy limits based on the alleged malfeasance of an issuing agent. We do not expect that any of these proceedings will have a material adverse effect on our consolidated financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      (a) Our Annual Meeting of Stockholders was held on April 27, 2001 for the purpose of electing a board of directors. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitations.

      (c) Brief description of each matter voted:

            Election of directors.

            A.    Directors Elected by Common Stockholders:

                                                    Number of Shares
                                           -------------------------------------
                                           Votes For              Votes Withheld
                                           ---------              --------------
      Lloyd Bentsen, III                   12,640,219                 24,149
      Nita B. Hanks                        12,635,733                 28,635
      Dr. E. Douglas Hodo                  12,637,627                 26,741
      Dr. W. Arthur Porter                 12,640,431                 23,937
      Martin J. Whitman                    12,641,860                 22,508


            B.    Directors Elected by Class B Common Stockholders:

                                                    Number of Shares
                                           -------------------------------------
                                           Votes For              Votes Withheld
                                           ---------              --------------
      Max Crisp                            1,050,012                    0
      Paul W. Hobby                        1,050,012                    0
      Malcolm S. Morris                    1,050,012                    0
      Stewart Morris, Jr.                  1,050,012                    0

ITEM 5.  OTHER INFORMATION

         We paid regular quarterly cash dividends on our common stock from 1972 through 1999. During 1999, our Board of Directors approved a plan to repurchase up to 5 percent (680,000 shares) of our outstanding common stock. Our Board also decided to discontinue our regular quarterly dividend in favor of returning those and additional funds to stockholders' equity through the stock repurchase plan. Under this plan, we repurchased 116,900 shares of common stock during 2000. We did not repurchase any shares of our common stock in the first six months of 2001.

                                    SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.





                                        Stewart Information Services Corporation
                                        ----------------------------------------
                                                                    (Registrant)






August 7, 2001
----------------
    Date






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