Form 10-Q
period 2001-09-30
STEWART INFORMATION SERVICES CORP
filed 2001-11-06
CIK 94344

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                          ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 2, 2001.

                              Common            16,728,570
                      Class B Common             1,050,012

                                    FORM 10-Q
                                QUARTERLY REPORT
                        Quarter Ended September 30, 2001


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

                    STEWART INFORMATION SERVICES CORPORATION

    CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE EARNINGS
                     FOR THE QUARTERS AND NINE MONTHS ENDED
                           SEPTEMBER 30, 2001 and 2000


                                                        THIRD QUARTER                   NINE MONTHS
                                                  -------------------------     -------------------------

                                                     2001           2000           2001           2000
                                                  ----------     ----------     ----------     ----------
                                                       ($000 Omitted)                ($000 Omitted)

Revenues
    Title premiums, fees and other revenues          316,600        220,201        832,814        618,663
    Real estate information services                  17,021         14,019         48,912         39,246
    Investment income                                  4,748          4,777         14,793         14,248
    Investment gains (losses) - net                      372              7            770           (280)
                                                  ----------     ----------     ----------     ----------
                                                     338,741        239,004        897,289        671,877

Expenses
    Amounts retained by agents                       150,417        100,514        378,906        280,771
    Employee costs                                    94,453         75,398        264,721        217,208
    Other operating expenses                          50,241         43,465        142,570        125,013
    Title losses and related claims                   13,243          9,340         34,755         27,447
    Depreciation                                       5,171          5,172         14,668         14,444
    Goodwill amortization                                540            403          1,909          1,357
    Interest                                             605            497          2,048          1,364
    Minority interests                                 1,792          1,341          5,188          3,786
                                                  ----------     ----------     ----------     ----------
                                                     316,462        236,130        844,765        671,390
                                                  ----------     ----------     ----------     ----------

Earnings before taxes                                 22,279          2,874         52,524            487
Income taxes                                           9,276          1,116         21,010            209
                                                  ----------     ----------     ----------     ----------

Net earnings                                          13,003          1,758         31,514            278
                                                  ==========     ==========     ==========     ==========


Average number of shares outstanding -
    assuming dilution (000)                           16,751         15,018         15,806         14,913

Earnings per share - basic                               .78            .12           2.01            .02

Earnings per share - diluted                             .78            .12           1.99            .02
                                                  ==========     ==========     ==========     ==========

Comprehensive earnings:
Net earnings                                          13,003          1,758         31,514            278
Changes in unrealized investment gains,
   net of taxes of $1,418, $916, $1,988
   and $1,129                                          2,633          1,701          3,693          2,097
                                                  ----------     ----------     ----------     ----------
Comprehensive earnings                                15,636          3,459         35,207          2,375
                                                  ==========     ==========     ==========     ==========

                    STEWART INFORMATION SERVICES CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2001 AND DECEMBER 31, 2000


                                                                   SEP 30          DEC 31
                                                                    2001            2000
                                                                 ----------      ----------
                                                                      ($000 Omitted)

Assets
    Cash and cash equivalents                                        59,762          35,728
    Short-term investments                                           61,031          53,748
    Investments - statutory reserve funds                           235,410         206,150
    Investments - other                                              85,405          52,242
    Receivables                                                      44,749          57,039
    Property and equipment                                           45,235          45,459
    Title plants                                                     37,668          32,491
    Goodwill                                                         44,956          36,693
    Deferred income taxes                                             3,370           7,352
    Other                                                            37,094          36,546
                                                                 ----------      ----------

                                                                    654,680         563,448
                                                                 ==========      ==========


Liabilities
    Notes payable                                                    16,614          32,543
    Accounts payable and accrued liabilities                         52,418          38,617
    Estimated title losses                                          199,094         190,298
    Minority interests                                                7,921           6,901

Contingent liabilities and commitments

Stockholders' equity
    Common and Class B Common Stock and
      additional paid-in capital                                    132,990          84,653
    Retained earnings                                               241,574         210,060
    Accumulated other comprehensive earnings                          5,581           1,888
    Treasury stock - 116,900 shares, at cost                         (1,512)         (1,512)

                                                                 ----------      ----------
      Total stockholders' equity ($21.30 per share at
        September 30, 2001)                                         378,633         295,089
                                                                 ----------      ----------

                                                                    654,680         563,448
                                                                 ==========      ==========

                    STEWART INFORMATION SERVICES CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000


                                                                              2001            2000
                                                                           ----------      ----------
                                                                                 ($000 Omitted)

    Cash provided by operating activities (Note)                               80,835          17,272


    Investing activities:
         Purchases of property and equipment and title plants - net           (12,906)        (16,446)
         Proceeds from investments matured and sold                            73,195          51,360
         Purchases of investments                                            (135,283)        (48,863)
         Increases in notes receivable                                         (2,138)         (2,795)
         Collections on notes receivable                                        9,616             860
         Cash paid for the acquisition of subsidiaries - net                   (7,057)         (8,537)
                                                                           ----------      ----------
    Cash used by investing activities                                         (74,573)        (24,421)


    Financing activities:
         Repurchases of common stock                                               --          (1,512)
         Distribution to minority interests                                    (4,106)         (3,568)
         Proceeds from issuance of stock                                       44,727              --
         Proceeds of notes payable                                              8,582          13,842
         Payments on notes payable                                            (31,431)         (4,057)
                                                                           ----------      ----------
    Cash provided by financing activities                                      17,772           4,705
                                                                           ----------      ----------

    Increase (decrease) in cash and cash equivalents                           24,034          (2,444)
                                                                           ==========      ==========


     NOTE:  Reconciliation of net earnings to the above amounts -

     Net earnings                                                              31,514             278
     Add (deduct):
           Depreciation and amortization                                       16,577          15,801
           Provision for title losses in excess of payments                     8,033           1,164
           Provision for uncollectible amounts - net                              (82)             38
           Decrease in accounts receivable - net                                5,477           4,218
           Increase (decrease) in accounts payable and accrued
              liabilities - net                                                13,445          (7,450)
           Minority interest expense                                            5,188           3,786
           Equity in net (earnings) loss of investees                          (1,619)           (166)
           Realized investment (gains) losses - net                              (770)            280
           Stock bonuses                                                          416             541
           Decrease (increase) in other assets                                  1,079          (2,228)
           Other - net                                                          1,577           1,010
                                                                           ----------      ----------

     Cash provided by operating activities                                     80,835          17,272
                                                                           ==========      ==========
Supplemental information:
     Assets acquired (purchase method)
           Goodwill                                                            10,133           7,284
           Title plants                                                         4,906             706
           Other                                                                3,021           5,501
     Liabilities assumed                                                       (2,473)            (16)
     Common Stock issued                                                       (3,220)         (4,938)
     Debt issued to sellers                                                    (5,310)             --
                                                                           ----------      ----------
     Cash paid for acquisitions                                                 7,057           8,537
                                                                           ==========      ==========

                    STEWART INFORMATION SERVICES CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1: Interim Financial Statements

The financial information contained in this report for the three and nine month periods ended September 30, 2001 and 2000, and as of September 30, 2001, is unaudited. In the opinion of our management, all adjustments necessary for a fair presentation of this information for all unaudited periods, consisting only of normal recurring accruals, have been made. The results of operations for the interim periods are not necessarily indicative of results for a full year.

Certain amounts in the 2000 condensed consolidated financial statements have been reclassified for comparative purposes. Net earnings, as previously reported, were not affected.


Note 2: Segment Information

Our two reportable segments are title and real estate information. Selected financial information related to these segments follows:


                                        Real estate
                          Title         information          Total
                          -----         -----------          -----
                                       ($000 Omitted)
Revenues:
Three months ended
     9/30/01             321,720          17,021            338,741
     9/30/00             224,985          14,019            239,004

Nine months ended
     9/30/01             848,377          48,912            897,289
     9/30/00             632,631          39,246            671,877

Pretax earnings (losses):
Three months ended
     9/30/01              20,194           2,085             22,279
     9/30/00               3,945          (1,071)             2,874

Nine months ended
     9/30/01              47,325           5,199             52,524
     9/30/00               4,392          (3,905)               487

Identifiable assets:
     9/30/01             612,429          42,251            654,680
    12/31/00             525,045          38,403            563,448


Note 3: Earnings Per Share

Our basic earnings per share figures were calculated by dividing net earnings by the weighted average number of shares of Common Stock and Class B Common Stock outstanding during the reporting period. The only potentially dilutive effect on earnings per share is related to our stock option plans.

In calculating the effect of the options and determining diluted earnings per share, the average number of shares used in calculating basic earnings per share was increased by 151,000 and 97,000 for the three month periods ended September 30, 2001 and 2000, respectively and 149,000 and 98,000 for the nine months ended September 30, 2001 and 2000, respectively.

Note 4: Equity in Investees

The amount of earnings from equity method investments was $0.5 million and $0.3 million for the three month periods ended September 30, 2001 and 2000, respectively and $1.6 million and $0.2 million for the nine month periods ended September 30, 2001 and 2000, respectively. These amounts are included in "title premiums, fees and other revenues" in the condensed consolidated statements of earnings and comprehensive earnings.


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

In July 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets". This statement is effective for fiscal years beginning after December 15, 2001 and provides that goodwill and certain intangible assets remain on the balance sheet and not be amortized. Instead, goodwill will be tested for impairment annually and goodwill determined to be impaired will be expensed to current operations. Goodwill amortization was $1.9 million and $1.4 million for the nine month periods ended September 30, 2001 and 2000, respectively. Goodwill amortization was $1.8 million for the year ended December 31, 2000. We have not fully determined the impact that this statement will have on our consolidated financial position or results of operations.

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

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

         Our primary business is title insurance. We issue policies on homes and other real property located in all 50 states, the District of Columbia and several foreign countries through more than 5,700 issuing locations. We also sell electronically delivered real estate services and information, as well as mapping products and geographic information systems, to domestic and foreign governments and private entities.

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

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

     General. According to published industry data, interest rates for 30-year fixed mortgages, excluding points, for the nine months ended September 30, 2001 averaged 7.0% as compared to 8.2% for the same period in 2000.


     Because of a favorable mortgage interest rate environment, real estate activity in the first nine months of 2001 was very strong. Refinancing transactions increased significantly. The ratio of refinancings to total loan applications was 51.8% for the first nine months of 2001 compared to 16.6% for the same period in 2000. Existing home sales increased 2.6% in the first nine months of 2001 over the same period in 2000.


     Title revenues. Our revenues from premiums, fees and other revenues increased 34.6% in the first nine months of 2001 over the first nine months of 2000.

     Revenues from direct business increased 37.0% to $371.1 million. The number of direct closings we handled increased 47.6% in the first nine months of 2001 over the same period in 2000. Direct closings relate only to files that our underwriters and subsidiaries close and do not include closings by agents. The average revenue per direct closing decreased 7.5% in the first nine months of 2001 compared to the same period in 2000 because of the significant increase during that period in the number of refinancings with lower premiums. There were no major revenue rate changes in the first nine months of 2001 or 2000.

     Premiums from independent agents increased 32.7% to $461.8 million for the nine months ended September 30, 2001 compared to the same period in 2000. The increase resulted primarily from increased refinancings and regular transactions handled by agents nationwide. The largest increases were in California and Florida.

     REI revenues. Real estate information revenues were $48.9 million for the nine months ended September 30, 2001 and $39.2 million for the nine months ended September 30, 2000. The increase resulted primarily from providing an increased number of post-closing services, flood determinations, Section 1031 tax-deferred exchanges and electronic mortgage documents resulting from the increase in real estate transactions.

     Investments. Investment income increased 3.8% in the first nine months of 2001 compared to the first nine months of 2000 primarily because of an increase in average balances. Investment gains during this period were realized as part of the ongoing management of the investment portfolio for the purpose of improving performance.

     Agent retention. The amounts retained by agents, as a percentage of premiums from agents, were 82.1% and 80.7% in the first nine months of 2001 and 2000, respectively. Amounts retained by title agents are based on contracts between agents and our title insurance underwriters. The percentage that amounts retained by agents bears to agent revenues may vary from year to year because of the geographical mix of agent operations and the volume of title revenues.

     Employee costs. Employee costs for the combined business segments increased 21.9% for the nine months ended September 30, 2001 compared to the same period in 2000. The number of persons we employed at September 30, 2001 and September 30, 2000 was approximately 6,600 and 5,700, respectively. The increase was primarily the result of acquisitions of new offices.

     In the REI segment, employee costs increased in the first nine months of 2001 over 2000 primarily due to a continuing shift in focus to providing more post-closing services to lenders. These services are significantly more labor intensive.

     Other operating expenses. Other operating expenses for the combined business segments increased 14.0% in the first nine months of 2001. The increase in other operating expenses for the combined business segments during this period resulted from new offices, search fees and rent. These costs were offset partially by reductions in products purchased for resale.

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

     Title losses. For the nine months ended September 30, provisions for title losses, as a percentage of title premiums, fees and other revenues, were 4.2% in 2001 and 4.4% in 2000. The continued improvement in industry trends in claims and increases in refinancing transactions, which result in lower loss exposure, have led to lower loss ratios in recent years.

     Income taxes. The provision for federal and state income taxes represented effective tax rates of 40.0% and 42.9% in the first nine months of 2001 and 2000, respectively.

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

     General. According to published industry data, interest rates for 30-year fixed mortgages, excluding points, for the three months ended September 30, 2001 averaged 7.0% as compared to 8.0% for the same period in 2000.

     Because of a favorable mortgage interest rate environment, real estate activity in the third quarter of 2001 was very strong. Refinancing transactions increased significantly. The ratio of refinancings to total loan applications was 51.2% for the third quarter of 2001 compared to 17.4% for the third quarter of 2000. Existing home sales increased 2.7% in the third quarter of 2001 over the same period in 2000.


     Title revenues. Our revenues from premiums, fees and other revenues increased 43.8% in the third quarter of 2001 over the same period in 2000.

     Revenues from direct business increased 40.7% to $134.6 million. The number of direct closings we handled increased 48.2% in the third quarter of 2001. Direct closings relate only to files that our underwriters and subsidiaries close and do not include closings by agents. The average revenue per direct closing decreased 4.8% in the third quarter of 2001 compared to the same period in 2000 because of the significant increase during that period in the number of refinancings with lower premiums. There were no major revenue rate changes in the third quarter of 2001 or 2000.

     Premiums from independent agents increased 46.1% to $182.0 million for the third quarter of 2001 compared to the same period in 2000. The increase resulted primarily from increased refinancings and regular transactions handled by agents nationwide. The largest increases were in California, Florida and Pennsylvania.

     REI revenues. Real estate information revenues were $17.0 million for the third quarter of 2001 and $14.0 million for the third quarter of 2000. The increase resulted primarily from providing an increased number of post-closing services, flood determinations, Section 1031 tax-deferred exchanges and electronic mortgage documents resulting from the increase in real estate transactions.

     Investments. Investment income decreased slightly in the third quarter of 2001 compared to the third quarter of 2000. The increase in the average balances invested was offset by the decrease in yields. Investment gains during this period were realized as part of the ongoing management of the investment portfolio for the purpose of improving performance.

     Agent retention. The amounts retained by agents, as a percentage of premiums from agents, were 82.6% and 80.7% in the third quarters of 2001 and 2000, respectively. Amounts retained by title agents are based on contracts between agents and our title insurance underwriters. The percentage that amounts retained by agents bears to agent revenues may vary from year to year because of the geographical mix of agent operations and the volume of title revenues.

     Employee costs. Employee costs for the combined business segments increased 25.3% in the third quarter of 2001 compared to the same period in 2000. The number of persons we employed at September 30, 2001 and September 30, 2000 was approximately 6,600 and 5,700, respectively. The increase was primarily the result of acquisitions of new offices.

     In the REI segment, employee costs increased in the third quarter of 2001 over 2000 primarily due to a continuing shift in focus to providing more post-closing services to lenders. These services are significantly more labor intensive.

     Other operating expenses. Other operating expenses for the combined business segments increased 15.6% in the third quarter of 2001. The increase in other operating expenses for the combined business segments during this period resulted from new offices, premium taxes and search fees.

     Other operating expenses also include title plant expenses, travel, delivery costs, rent, business promotion, REI expenses, telephone, supplies and policy forms. Most of these expenses follow, to varying degrees, the changes in transaction volume and revenues.

     Our labor and certain other operating costs are sensitive to inflation. To the extent inflation causes increases in the prices of homes and other real estate, premium revenues also increase. Premiums are determined in part by the insured values of the transactions we handle.

     Title losses. For the third quarter, provisions for title losses, as a percentage of title premiums, fees and other revenues, were 4.2% in 2001 and 2000. The continued improvement in industry trends in claims and increases in refinancing transactions, which result in lower loss exposure, have led to lower loss ratios in recent years.

     Income taxes. The provision for federal and state income taxes represented effective tax rates of 41.6% and 38.8% in the third quarters of 2001 and 2000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of 2001, we financed a portion of the purchase price of two acquisitions through the issuance of $3.2 million of our common stock. Acquisitions during the first nine months of 2001 resulted in additions to our goodwill of $10.1 million.

We filed a registration statement with the Securities and Exchange Commission to sell from time to time up to $75 million of common stock. The registration statement was filed on March 30, 2001 and became effective on June 26, 2001. We sold 2.5 million shares at $19 per share in August, 2001, resulting in net proceeds of $44.6 million.

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

Our liquidity, excluding Stewart Title Guaranty Company and its subsidiaries, comprised cash and investments aggregating $26.7 million and short-term liabilities of $1.0 million at September 30, 2001. We know of no commitments or uncertainties that are likely to materially affect our ability, or our subsidiaries' ability, to fund cash needs.

We consider our capital resources, represented primarily by notes payable of $16.6 million and stockholders' equity of $378.6 million at September 30, 2001, to be adequate.

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

                                     PART II




                                                                         Page
                                                                         ----
  Item 1.  Legal Proceedings                                              11

  Item 5.  Other Information                                              11

  Item 6.  Exhibits and Reports on Form 8-K

      (a)  Index to exhibits

      (b) There were no reports on Form 8-K filed during the quarter ended September 30, 2001.

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


ITEM 5. OTHER INFORMATION

     We paid regular quarterly cash dividends on our common stock from 1972 through 1999. During 1999, our Board of Directors approved a plan to repurchase up to 5 percent (680,000 shares) of our outstanding common stock. Our Board also decided to discontinue our regular quarterly dividend in favor of returning those and additional funds to stockholders' equity through the stock repurchase plan. Under this plan, we repurchased 116,900 shares of common stock during 2000. We did not repurchase any shares of our common stock in the first nine months of 2001.

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






November 6, 2001
----------------
    Date






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