Form 10-K405
period 2001-12-31
STEWART INFORMATION SERVICES CORP
filed 2002-03-20
CIK 94344

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended December 31, 2001

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

                           COMMON STOCK, $1 PAR VALUE

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained in this report, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of March 11, 2002, 16,751,240 shares of Common Stock, $1 par value, and 1,050,012 shares of Class B Common Stock, $1 par value, were outstanding. The aggregate market value as of such date of the Common Stock (based upon the closing sales price of the Common Stock of Stewart Information Services Corporation, as reported by the NYSE on March 1, 2002) held by non-affiliates of the Registrant was approximately $318,441,073.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive proxy statement (the "Proxy Statement"), relating to the annual meeting of the Registrant's stockholders to be held April 26, 2002, are incorporated by reference in Parts III and IV of this document.

--------------------------------------------------------------------------------

                                    FORM 10-K

                                  ANNUAL REPORT

                          YEAR ENDED DECEMBER 31, 2001

                                TABLE OF CONTENTS



                                     PART I

  ITEM
   NO.                                                                     PAGE
  ----                                                                     ----
     1.    Business ....................................................     1
     2.    Properties ..................................................     4
     3.    Legal Proceedings ...........................................     5
     4.    Submission of Matters to a Vote of Security Holders .........     5

                                    PART II

     5.    Market for Registrant's Common Equity and Related
              Stockholder Matters ......................................     6
     6.    Selected Financial Data .....................................     7
     7.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations ......................     7
    7A.    Quantitative and Qualitative Disclosures About Market Risk ..    10
     8.    Financial Statements and Supplementary Data .................    11
     9.    Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure .................................    11

                                    PART III

    10.    Directors and Executive Officers of the Registrant ..........    12
    11.    Executive Compensation ......................................    12
    12.    Security Ownership of Certain Beneficial Owners and
              Management ...............................................    12
    13.    Certain Relationships and Related Transactions ..............    12

                                    PART IV

    14.    Exhibits, Financial Statement Schedules, and Reports on
              Form 8-K .................................................    13

           Signatures ..................................................    14

                                     PART I

ITEM 1. BUSINESS

We are a Delaware corporation formed in 1970. We and our predecessors have been engaged in the title business since 1893.

Our primary business is title insurance. We issue policies through more than 5,800 issuing locations on homes and other real property located in all 50 states, the District of Columbia and several foreign countries. We also sell electronically delivered real estate services and information, as well as mapping products and geographic information systems, to domestic and foreign governments and private entities.

Our two segments of business are title and real estate information ("REI"). The segments significantly influence business to each other because of the nature of their operations and their common customers. The segments provide services through a network of offices, including both direct operations and agents, throughout the United States. The operations in the several international markets in which we do business are generally insignificant to consolidated results.

The financial information related to these segments is discussed in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and is incorporated in this report by reference.

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

Investments. We have established policies and procedures to manage our exposure to changes in the fair value of our investments. These policies include retaining an investment advisory firm, an emphasis on credit quality, management of portfolio duration, maintaining or increasing investment income through high coupon rates and actively managing profile and security mix depending on market conditions. All of our investments are classified as available-for-sale.

Losses. Losses on policies occur because of a title defect not discovered during the examination and settlement process. Other reasons for losses include forgeries, misrepresentations, unrecorded construction liens, the failure to pay off existing liens, mishandling of settlement funds, issuance by agents of unauthorized coverages and other legal issues.

Some claimants seek damages in excess of policy limits. Those claims are based on various legal theories usually alleging misrepresentation by an issuing office. Although we vigorously defend against spurious claims, we have from time to time incurred a loss in excess of policy limits.

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

Our liability for estimated title losses comprises both known claims and losses expected to be reported in the future. The amount of our loss reserve represents the aggregate future payments, net of recoveries, that we expect to incur on policy losses and in costs to settle claims. Provisions are charged to income in the same year the related premium revenues are recognized. The amounts provided are based on reported claims, historical loss experience, title industry averages, current legal environment and types of policies written.

Amounts shown as our estimated liability for future loss payments are continually reviewed for reasonableness and adjusted as appropriate. Independent actuaries also review the adequacy of the liability amounts on an annual basis. In accordance with industry practice, the amounts have not been discounted to their present values.

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

Selected information for the national real estate industry follows (2001 amounts are preliminary):

                                                            2001    2000    1999
                                                           ------  ------  ------
           Housing starts - millions ....................    1.60    1.57    1.64
           Housing resales - millions ...................    5.25    5.11    5.21
           Housing resales - median sales price in
             $ thousands ................................   147.5   139.0   133.3

In addition, when interest rates decline, the number of refinancing transactions and associated revenues generally increase.

Customers. The primary sources of title business are attorneys, builders, developers, lenders and real estate brokers. No one customer was responsible for as much as ten percent of our title revenues in any of the last three years. Titles insured included residential and commercial properties, undeveloped acreage, farms and ranches.

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

Financial strength and stability of the title underwriter are important factors in maintaining and increasing our agency network. Out of the nation's top four title insurers, we earned the highest ratings awarded by the title industry's leading rating companies. We received an A" from Demotech, Inc., an A+ from Fitch, an A+ from Lace Financial and an A2 from Moodys.

Market share. Title insurance statistics are compiled annually by the title industry's national association. Based on unconsolidated statutory net premiums written for 2000 (2001 amounts are not yet available), Stewart Title Guaranty Company ("Guaranty") is one of the leading individual title insurers in America.

Our principal competitors include Fidelity National Financial, Inc., The First American Corporation and LandAmerica Financial Group, Inc. Like most title insurers, we also compete with abstractors, attorneys who issue title opinions and attorney-owned title insurance bar funds. We also compete with issuers of alternative title insurance products, which typically provide more limited coverage and less service for a smaller premium. A number of homebuilders, financial institutions, real estate brokers and others own or control title insurance agents, some of which issue policies underwritten by Guaranty. This "controlled" business also provides competition for our agents.

Title revenues by state. The approximate amounts and percentages of consolidated title revenues for the last three years were:

                     Amounts ($ millions)           Percentages
                    2001     2000     1999     2001     2000     1999
                   ------   ------   ------   ------   ------   ------
California .....      194      111      158       16       13       16
Texas ..........      190      176      167       16       20       17
Florida ........       88       60       73        7        7        7
New York .......       78       67       73        7        8        7
All others .....      635      450      523       54       52       53
                   ------   ------   ------   ------   ------   ------
                    1,185      864      994      100      100      100
                   ======   ======   ======   ======   ======   ======

Offices. At December 31, 2001, we had 5,829 locations issuing policies, compared to 5,354 a year earlier and 4,789 two years earlier. Of these totals 5,373, 4,952 and 4,425 were independent agents at December 31, 2001, 2000 and 1999, respectively.

Regulations. Title insurance companies are subject to extensive state regulations covering rates, agent licensing, policy forms, trade practices, reserve requirements, investments and the flow of funds between an insurer and its parent or its subsidiaries and any similar related party transaction. Kickbacks and similar practices are prohibited by various state and federal laws.

REAL ESTATE INFORMATION

The real estate information segment primarily provides electronic delivery of data, products and services related to real estate transactions. Our services related to the mortgage origination process include title information and insurance, settlement services, flood zone determinations, property valuations, electronic mortgage documents, credit reports and tax services. We also provide document retrieval, preparation and recordation of assignments and lien releases, recordation services, collateral reviews and loan pool certifications. In addition, we provide diverse products and services related to I.R.C. Section 1031 tax-deferred exchanges; automated mapping projects and geodetic positioning; real estate database conversion, construction, maintenance, and access; office automation for government recording and registration; as well as criminal, credit and motor vehicle background checks and pre-employment screening services.

Factors affecting revenues. As in the title segment, REI revenues, particularly those generated by mortgage information services and tax-deferred exchanges, are also closely related to the level of activity in the real estate market. Revenues related to many services are generated on a project basis. Contracts for automating government recording and registration and mapping projects are often awarded through a lengthy bid process.

Our principal competitors vary across the wide range of services. In the mortgage-related products and services area, competitors include the major title underwriters mentioned in the Title section, as well as entities known as vendor management companies.

Customers. The primary sources of our REI business are residential mortgage lenders and servicers. Our timeliness and accuracy in providing services are critical to our customers. It directly affects the service they provide to their customer, primarily the borrower. Delays and errors directly impact the cost of originating or servicing the loan or the value of the loan asset. Our other customers include title agencies, county clerks and recorders, municipalities, real estate professionals and attorneys. Our financial strength, marketplace presence and reputation as a technology innovator are important factors in attracting new business.

GENERAL

Technology. Our automation products and services are increasing productivity in the title office and speeding the real estate closing process for lenders, real estate professionals and consumers. In the past, an order typically required several individuals to search the title, retrieve and review documents and finally create the actual commitment. Today, on a normal subdivision file, one person can receive the order electronically and, on the same screen, view the prior file, examine the index of documents, retrieve and review electronically stored documents, prepare the commitment and deliver the product.

Trademarks. We have developed numerous automation products and processes which are crucial to both our title and REI segments. These systems automate most facets of the real estate transaction. Among these trademarked products and processes are AIM(R), E-Title(TM), Landata Title Office(R), Landata Title Plant(R), LANDSCAN(R), REI Mall(R), Single-Seat Technology(TM), SureClose(R), Titlelogix(TM) and Virtual Underwriter(R). We consider these trademarks, which are perpetual in duration, to be important in our business.

Employees. As of December 31, 2001, we and our subsidiaries employed 6,915 people. We consider our relationship with our employees to be good.

ITEM 2. PROPERTIES

We own or lease the following principal properties:


         Location                    Type                       Use                   Size          Acquired In
-------------------------   ----------------------   ------------------------    ----------------   -----------
Houston, Texas              Leased office building   Executive office of the     250,077 sq. ft.
                                                     Registrant and Guaranty                            (1)

Houston, Texas              Leased office building   Office of Guaranty          52,000 sq. ft.         (2)

Houston, Texas              Leased office building   Office of Guaranty          41,361 sq. ft.         (3)

Los Angeles, California     Leased office building   Office of Guaranty          33,609 sq. ft.         (4)

Dallas, Texas               Leased office building   Office of Guaranty          25,921 sq. ft          (5)

Riverside, California       Leased office building   Office of Guaranty          20,968 sq. ft.         (6)

San Antonio, Texas          Leased office building   Office of Guaranty          20,864 sq. ft.         (7)

Concord, California         Leased office building   Office of Guaranty          18,916 sq. ft.         (4)

Irvine, California          Leased office building   Office of Guaranty          15,502 sq. ft.         (4)

Galveston, Texas            Owned office building    Office of Guaranty          50,000 sq. ft.        1905

Tucson, Arizona             Owned office building    Office of Guaranty          24,000 sq. ft.        1974

Phoenix, Arizona            Owned office building    Office of Guaranty          24,459 sq. ft.        1981

San Antonio, Texas          Owned office building    Office of Guaranty          26,769 sq. ft.      1980 & 1982

Phoenix, Arizona            Owned office building    Office of Guaranty          17,500 sq. ft.        1985

---------------------------

(1)  This lease terminates in 2016.
(2)  This lease  terminates in 2006.
(3)  This lease terminates in 2007.
(4)  These leases terminate  in 2004.
(5)  This lease terminates in 2009.
(6)  This lease terminates in 2003.
(7)  This lease terminates in 2005.

         We lease offices at approximately 473 locations. The average term for all such leases is approximately five years. The leases expire from 2002 to 2016. We believe we will not have any difficulty obtaining renewals of leases as they expire or, alternatively, leasing comparable property. The aggregate annual rental expense under all leases was approximately $37,181,000 in 2001.

         We consider all buildings and equipment that we own or lease to be well maintained, adequately insured and generally sufficient for our purposes.

ITEM 3. LEGAL PROCEEDINGS

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5. MARKET FOR OUR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our Common Stock is listed on the New York Stock Exchange (NYSE) under the symbol "STC". The following table sets forth the high and low sales prices of our Common Stock for each fiscal period indicated, as reported by NYSE.

                                                         HIGH       LOW
                                                       --------   -------
2001:
   First quarter ..................................    $  22.25   $ 16.80
   Second quarter .................................       19.71     16.20
   Third quarter ..................................       20.64     15.80
   Fourth quarter .................................       22.15     18.60

2000:
   First quarter ..................................    $  15.88   $ 12.25
   Second quarter .................................       16.00     12.44
   Third quarter ..................................       15.50     12.50
   Fourth quarter .................................       22.31     13.25

         In March 2001, we filed a registration statement with the Securities and Exchange Commission to sell from time to time up to $75 million of common stock. In August we issued 2.5 million shares at $19 per share resulting in net proceeds of $44.5 million, which are being used for acquisitions and to pay down bank debt.

         We paid regular quarterly cash dividends on our Common Stock from 1972 through 1999. During 1999, our Board of Directors approved a plan to repurchase up to 5% (680,000 shares) of our outstanding Common Stock. The Board also determined that our regular quarterly dividend should be discontinued in favor of returning those and additional funds to stockholders through the stock repurchase plan. Under this plan, we repurchased 116,900 shares of Common Stock during 2000 and none in 2001. No cash dividends were paid during 2001 or 2000. Our Certificate of Incorporation provides that no cash dividends may be paid on the Class B Common Stock.

         The number of shareholders of record as of December 31, 2001 was 3,101. As of March 1, 2002, the price of one share of our Common Stock was $19.01.

ITEM 6. SELECTED FINANCIAL DATA
(Ten year summary)


                                   2001      2000       1999      1998      1997      1996      1995      1994      1993     1992
                                  -------   -------   --------   -------   -------   -------   -------   -------   ------   -------
   IN MILLIONS OF DOLLARS
Total revenues ................   1,271.6     935.5    1,071.3     968.8     708.9     656.0     534.6     611.1    683.6     540.7

Title segment:
   Operating revenues .........   1,185.4     863.9      993.7     899.7     657.3     609.4     496.0     599.5    672.9     530.3
   Investment income ..........      19.9      19.1       18.2      18.5      15.9      14.5      13.6      12.4     10.3      10.3
   Investment gains (losses) ..       0.4         0        0.3       0.2       0.4       0.1       1.0      (0.8)     0.4       0.1
   Total revenues .............   1,205.7     883.0    1,012.2     918.4     673.6     624.0     510.6     611.1    683.6     540.7
   Pretax earnings ............      75.2       5.6       43.6      73.2      29.2      22.5      10.8      13.8     37.6      21.2

REI segment: (1)
   Revenues ...................      65.9      52.5       59.0      50.4      35.3      32.0      24.0
   Pretax earnings (losses) ...       5.4      (4.4)       3.0       3.1      (5.5)      0.4      (0.1)

Title loss provisions .........      51.5      39.0       44.2      39.2      29.8      33.8      29.6      40.2     58.6      54.1
% of title operating revenues..       4.3       4.5        4.4       4.4       4.5       5.6       6.0       6.7      8.7      10.2
Goodwill expense ..............       3.0       1.8        1.7       1.2       1.0       0.9       0.6       0.3      0.2       0.4

Net earnings ..................      48.7       0.6       28.4      47.0      15.3      14.4       7.0       9.7     23.7      14.6

Cash flow from operations .....     108.2      31.9       57.9      86.5      36.0      38.3      20.6      27.7     54.3      36.3

Total assets ..................     677.9     563.4      535.7     498.5     417.7     383.4     351.4     325.2    313.9     251.9
Long-term debt ................       7.0      15.4        6.0       8.9      11.4       7.9       7.3       2.5      3.0       4.2
Stockholders' equity (2) ......     394.5     295.1      284.9     260.4     209.5     191.0     174.9     156.4    156.2     128.6

    PER SHARE DATA (3)
Average shares - diluted
   (in millions) ..............      16.3      15.0       14.6      14.2      13.8      13.5      12.7      12.5     12.4      12.2
Net earnings - basic ..........      3.01      0.04       1.96      3.37      1.12      1.08      0.56      0.78     1.93      1.20
Net earnings - diluted ........      2.98      0.04       1.95      3.32      1.11      1.07      0.55      0.77     1.90      1.20
Stockholders' equity (2) ......     22.16     19.61      19.39     18.43     15.17     14.17     13.68     12.59    12.69     10.55
Market price:
    High ......................     22.25     22.31      31.38     33.88     14.63     11.32     11.25     10.71    10.17      7.25
    Low .......................     15.80     12.25      10.25     14.25      9.38      9.82      7.57      7.19     6.25      4.34
    Year end ..................     19.75     22.19      13.31     29.00     14.50     10.38     10.75      7.69    10.00      6.84

(1) Prior to 1995, segment operations for real estate information services were not reported separately from title operations and were less significant.

(2)     Includes unrealized gains and losses upon adoption of FAS 115 in 1993.

(3) Restated for two-for-one stock split in May 1999 and a three-for-two stock split in April 1994, effected as stock dividends.

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS

GENERAL. Our primary business is title insurance. We close transactions and issue policies on homes and other real property located in all 50 states, the District of Columbia and several foreign countries through more than 5,800 issuing locations. We also sell electronically delivered real estate services and information, as well as mapping products and geographic information systems, to domestic and foreign governments and private entities.

         Our business has two main segments: title insurance and real estate information, or REI. These segments are closely related due to the nature of their operations and common customers. The segments provide services throughout the United States through a network of offices, including both direct operations and agents. Although we conduct operations in several international markets, at current levels they are generally immaterial with respect to our consolidated financial results.

         Generally, the principal factors that contribute to increases in our operating revenues for our title and REI segments include:

   o declining mortgage interest rates, which usually increase home sales and refinancing transactions;

   o     rising home prices;

   o     higher premium rates;

   o     increased market share; o additional revenues from our new offices; and

   o increased revenues from our commercial transactions. Large commercial transactions, although relatively few in number, typically yield higher premiums.

CRITICAL ACCOUNTING POLICIES. We believe the accounting policies that are the most critical to our financial statements, and that are subject to the most judgment, are those relating to title loss reserves, premium revenue recognition and recoverability of long-lived assets, such as goodwill and title plants. See
Note 1 to the consolidated financial statements for details.

RESULTS OF OPERATIONS

A comparison of the results of operations of the Company for 2001 with 2000 and 2000 with 1999 follows.

OPERATING ENVIRONMENT. According to published industry data, interest rates for 30-year fixed mortgages, excluding points, for the year 2001 averaged 7.0% as compared to 8.1% in 2000. Rates averaged 7.4% in 1999.

         The rates in the first half of 1999 were rather steady at slightly above or below the 7% mark. In June, they began a decided move upward. At year-end 1999, rates were just over 8%. In 2000, the upward trend continued, with rates reaching a peak of 8.5% in May. Rates then declined for seven consecutive months. In 2001, rates held steady at close to 7% for most of the year.

         Operating in these mortgage interest rate environments and in good general economies, real estate activity was strong in 2001 and weak in 2000. Nationwide, refinancing transactions increased significantly in 2001. The ratio of refinancings to total loan applications was 56.0% for 2001, 20.0% for 2000 and 30.6% for 1999. Existing home sales increased 2.7% in 2001 over 2000, while decreasing 1.8% in 2000 from 1999.

TITLE REVENUES. Our revenues from premiums, fees and other revenues increased 37.2% in 2001 over 2000 while decreasing 13.1% in 2000 from 1999.

         Revenues from direct business increased 41.8% in 2001 while decreasing 0.3% in 2000. The number of direct closings we handled increased 55.7% in 2001 while decreasing 7.4% in 2000. The average revenue per closing decreased 9.2% in 2001 due to the large number of refinancings with their lower premiums but increased 9.0% in 2000 because of higher home prices, increased commercial transactions and fewer refinancings as compared to 1999. There were no major revenue rate changes in 2001, 2000 or 1999.

         Premiums from agents increased 33.8% to $661.9 million in 2001 while decreasing 20.6% to $494.6 million in 2000 from $623.3 million in 1999. The increase in 2001 was primarily due to the increase in refinancings and regular transactions. The largest increases were in California, Florida, Pennsylvania and New York. The decrease in 2000 resulted primarily from declining refinancings and regular transactions handled by agents nationwide. While premiums in nearly all states declined in 2000, the largest decreases were in California, Utah, Florida and Oregon.

         Other revenues in 2000 included $1.6 million in losses in an equity investee startup operation. In 1999 other revenues included a $1.3 million pretax gain resulting from a settlement of a lawsuit and a related sale of an equity ownership in a title agency.

TITLE REVENUES BY STATE. The approximate amounts and percentages of consolidated title revenues for the last three years were:

                    Amounts ($ millions)           Percentages
                   2001     2000     1999     2001     2000     1999
                  ------   ------   ------   ------   ------   ------
California ....      194      111      158       16       13       16
Texas .........      190      176      167       16       20       17
Florida .......       88       60       73        7        7        7
New York ......       78       67       73        7        8        7
All others ....      635      450      523       54       52       53
                  ------   ------   ------   ------   ------   ------
                   1,185      864      994      100      100      100
                  ======   ======   ======   ======   ======   ======

REI REVENUES. Real estate information revenues were $65.9 million in 2001, $52.5 million in 2000 and $59.0 million in 1999. The increase in 2001 resulted primarily from providing an increased number of post-closing services, flood determinations and electronic mortgage documents resulting from the large volume of real estate transactions. The decrease in 2000 resulted primarily from decreased real estate transactions and fewer ongoing mapping and title plant projects.

INVESTMENTS. Investment income increased 4.3% in 2001 primarily because of increases in average balances invested, partially offset by lower yields. Investment income increased 4.6% in 2000 primarily because of an increase in yields. Investment gains in 2001, 2000 and 1999 were realized as part of the ongoing management of the investment portfolio for the purpose of improving performance.

AGENT RETENTION. The amounts retained by agents, as a percentage of premiums from agents, were 81.5%, 81.2% and 80.9% in the years 2001, 2000 and 1999, respectively. Amounts retained by title agents are based on contracts between agents and our title underwriters. The percentage that amounts retained by agents bears to agent revenues may vary from year to year because of the geographical mix of agent operations and the volume of title revenues.

SELECTED COST RATIOS (BY SEGMENT). The following table shows employee costs and other operating expenses as a percentage of related title and real estate information operating revenues for the last three years.

                                Employee costs (%)        Other operating  (%)
                              2001     2000     1999     2001     2000     1999
                             ------   ------   ------   ------   ------   ------
Title ....................     27.5     29.7     25.1     16.0     18.3     15.4
REI.......................     59.3     68.8     57.5     19.1     28.4     26.9

These two categories of expenses are discussed below.

EMPLOYEE COSTS. Employee costs for the combined business segments increased 25.1% in 2001 and 3.3% in 2000. The number of persons we employed at December 31, 2001, 2000 and 1999 was approximately 6,900, 5,600 and 5,800, respectively. The increase in staff in 2001 was primarily due to increased title and REI volume and acquisitions of new offices. The decrease in staff in 2000 was primarily the result of reductions in existing operations in response to decreased volume. The reductions were offset partially by acquisitions and expansion in national marketing and technology operations.

         In the REI segment, employee costs increased in 2001 and 2000 primarily due to a shift in focus to provide more post-closing services to lenders. These services are considerably more labor intensive.

OTHER OPERATING EXPENSES. Other operating expenses for the combined business segments increased 16.9% in 2001 and 2.4% in 2000. The overall increase in other operating expenses for the combined business segments in 2001 was in new offices, search fees, premium taxes and rent. In 2000, the increase was in new offices, rent, search fees and provisions for regulatory actions brought against the Company. These were offset partially by reductions in premium taxes and certain REI expenses in response to volume decreases.

         Other operating expenses also include business promotion, title plant expenses, telephone, supplies and policy forms. Most of these expenses follow, to varying degrees, the changes in transaction volume and revenues.

         Our labor and certain other operating costs are sensitive to inflation. To the extent inflation causes increases in the prices of homes and other real estate, premium revenues are also increased. Premiums are determined in part by the insured values of the transactions we handle.

TITLE LOSSES. Provisions for title losses, as a percentage of title premiums, fees and other revenues, were 4.3%, 4.5% and 4.4% in 2001, 2000 and 1999, respectively. The continued improvement in industry trends in claims and increases in refinancing transactions, which generally result in lower loss exposure, have led to lower loss ratios in recent years.

INCOME TAXES. The provision for federal, state and foreign income taxes represented effective tax rates of 39.6%, 47.1% and 39.0% in 2001, 2000 and 1999, respectively. The 2000 effective rate was higher primarily due to state income taxes, which were proportionately higher in relation to taxable income.

LIQUIDITY AND CAPITAL RESOURCES. In 2001, 2000 and 1999 we financed a portion of the purchase price of certain acquisitions through the issuance of $3.2 million, $4.9 million and $7.4 million, respectively, of our common stock. Acquisitions during 2001, 2000 and 1999 resulted in additions to our goodwill of $19.3 million, $7.5 million and $8.8 million, respectively.

         We filed a registration statement with the Securities and Exchange Commission in March 2001 to sell from time to time up to $75 million of common stock. In August we issued 2.5 million shares at $19 per share resulting in net proceeds of $44.5 million, which are being used for acquisitions and to pay down bank debt.

         Cash provided by operations was $108.2 million, $31.9 million and $57.9 million in 2001, 2000 and 1999, respectively. Internally generated cash flow has been the primary source of financing for additions to property and equipment, expanding operations and other requirements. This source may be supplemented by bank borrowings. We do not have any material source of liquidity and financing that involves off-balance sheet arrangements.

         A substantial majority of consolidated cash and investments is held by Stewart Title Guaranty Company (Guaranty) and its subsidiaries. Cash transfers between Guaranty and its subsidiaries and the Company are subject to certain legal restrictions. See Notes 3 and 4 to the consolidated financial statements.

         Our liquidity, excluding Guaranty and its subsidiaries, is comprised of cash and investments aggregating $18.0 million and short-term liabilities of $1.0 million at December 31, 2001. We know of no commitments or uncertainties that are likely to materially affect our ability to fund cash needs.

         We consider our capital resources, represented primarily by long-term debt of $7.0 million and stockholders' equity of $394.5 million at December 31, 2001, to be adequate.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The discussion below about our risk management strategies includes forward-looking statements that are subject to risk and uncertainties. Management's projections of hypothetical net losses in fair value of our market rate sensitive instruments should certain potential changes in market rates occur, is presented below. While we believe that the potential market rate changes are reasonably possible, actual results could differ.

         Our only material market risk in investments in financial instruments is in our debt securities portfolio. We invest primarily in marketable municipal, U.S. Government, corporate and mortgage-backed debt securities. We do not invest in financial instruments of a hedging or derivative nature.

         We have established policies and procedures to manage our exposure to changes in the fair value of our investments. These policies include retaining an investment advisory firm, an emphasis upon credit quality, management of portfolio duration, maintaining or increasing investment income through high coupon rates and actively managing profile and security mix depending upon market conditions. We have classified all of our investments as available-for-sale.

         The market value of our investments in debt securities at December 31, 2001 was $314.7 million. Debt securities at December 31, 2001 mature, according to their contractual terms, as follows (actual maturities may differ because of call or prepayment rights):

                                                Amortized     Market
                                                  Cost        Value
                                                ---------   ---------
                                                   ($000 Omitted)
In one year or less .........................      14,546      14,722
After one year through two years ............      21,947      22,393
After two years through three years .........      21,729      22,626
After three years through four years ........      19,307      20,050
After four years through five years .........      45,135      46,265
After five years ............................     162,179     163,599
Mortgage-backed securities ..................      24,458      25,002
                                                ---------   ---------
                                                  309,301     314,657
                                                =========   =========

         We believe our investment portfolio is diversified and do not expect any material loss to result from the failure to perform by issuers of the debt securities we hold. Our investments are not collateralized. The mortgage-backed securities are insured by agencies of the U.S. Government.

         Based on our debt securities portfolio and interest rates at December 31, 2001, a 100 basis point increase in interest rates would result in a decrease of approximately $14.6 million, or 4.5%, in the fair value of our portfolio. Changes in interest rates may affect the fair value of the debt securities portfolio and may result in unrealized gains or losses. Gains or losses would only be realized upon the sale of the investments. Any other than temporary declines in market values of securities are charged to earnings.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required to be provided in this item is included in our Consolidated Financial Statements, including the Notes thereto, attached hereto as pages F-1 to F-16, and such information is incorporated in this report by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

         The information regarding our directors will be included in the proxy statement for our 2002 Annual Meeting of Stockholders (the "Proxy Statement") to be filed within 120 days after December 31, 2001, and is incorporated in this report by reference.

ITEM 11. EXECUTIVE COMPENSATION

         Information regarding executive compensation will be included in the Proxy Statement and is incorporated in this report by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information, if any, regarding beneficial ownership of our Common Stock will be included in the Proxy Statement and is incorporated in this report by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information regarding Certain Relationships and Related Transactions will be included in the Proxy Statement and is incorporated in this report by reference.

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

(b) Reports on Form 8-K

         We did not file any reports on Form 8-K during the three months ended December 31, 2001.

(c) Exhibits

        3.1    -  Certificate of Incorporation of the Registrant, as amended
                  March 19, 2001 (incorporated by reference in this report from Exhibit 3.1 of Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

        3.2    -  By-Laws of the Registrant, as amended March 13, 2000
                  (incorporated by reference in this report from Exhibit 3.2 of Annual Report on Form 10-K for the fiscal year ended December
                  31, 2000)

        4. - Rights of Common and Class B Common Stockholders (incorporated by reference to Exhibits 3.1 and 3.2 hereto)

    *  10.1    -  Summary of agreements as to payment of bonuses to certain executive officers

    *  10.2    -  Deferred Compensation Agreements dated March 10, 1986, amended
                  July 24, 1990 and October 30, 1992, between the Registrant and certain executive officers (incorporated by reference in this report from Exhibit 10.2 of Annual Report on Form 10-K for the fiscal year ended December 31, 1997)

    *  10.3    -  Stewart Information Services Corporation 1999 Stock Option
                  Plan (incorporated by reference in this report from Exhibit
                  10.3 of Annual Report on Form 10-K for the fiscal year ended
                  December 31, 1999)

       21.     -  Subsidiaries of the Registrant

       23.     -  Consent of Independent Certified Public Accountant, including consent to incorporation by reference of their reports into previously filed Securities Act registration statements

*Indicates a management contract or compensation plan.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

                               STEWART INFORMATION SERVICES CORPORATION
                                           (Registrant)


                  By:                  Malcolm S. Morris
                     ----------------------------------------------------------
                         Malcolm S. Morris, Co-Chief Executive Officer
                               and Chairman of the Board of Directors


                  By:                   Stewart Morris, Jr.
                     ----------------------------------------------------------
                         Stewart Morris, Jr.  Co-Chief Executive Officer
                                         President and Director


                  By:                       Max Crisp
                     ----------------------------------------------------------
                      Max Crisp, Vice President-Finance, Secretary-Treasurer, Director and Principal Financial and Accounting Officer


Dated:   March 18, 2002

         Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed by the following persons on our behalf and in the capacities and on the dates indicated:


  Lloyd Bentsen, III       Director      March 18, 2002
------------------------               -------------------
 (Lloyd Bentsen, III)


       Max Crisp           Director      March 18, 2002
------------------------               -------------------
      (Max Crisp)


      Nita Hanks           Director      March 18, 2002
------------------------               -------------------
     (Nita Hanks)


                           Director
------------------------               -------------------
     (Paul Hobby)


                           Director
------------------------               -------------------
   (E. Douglas Hodo)


                          Director
-----------------------               -------------------
   (John P. LaWare)


  Malcolm S. Morris       Director      March 18, 2002
-----------------------               -------------------
 (Malcolm S. Morris)


 Stewart Morris, Jr.      Director      March 18, 2002
-----------------------               -------------------
(Stewart Morris, Jr.)


                          Director
-----------------------               -------------------
  (W. Arthur Porter)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Stewart Information Services Corporation and Subsidiaries'
   Consolidated Financial Statements:

Independent Auditors' Report                                                F-2
Consolidated Statements of Earnings, Retained Earnings and Comprehensive
     Earnings for the years ended December 31, 2001, 2000 and 1999          F-3
Consolidated Balance Sheets as of December 31, 2001 and 2000                F-4
Consolidated Statements of Cash Flows for the years ended
     December 31, 2001, 2000 and 1999                                       F-5
Notes to Consolidated Financial Statements                                  F-6

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stewart Information Services Corporation and subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


/s/ KPMG LLP


Houston, Texas
February 13, 2002

CONSOLIDATED STATEMENTS OF EARNINGS, RETAINED EARNINGS AND COMPREHENSIVE
EARNINGS

Years ended December 31                                                2001             2000             1999
-----------------------                                             ----------       ----------       ----------
                                                                                   ($000 Omitted)
REVENUES
    Title premiums, fees and other revenues .................        1,185,455          863,892          993,685
    Real estate information services ........................           65,852           52,463           59,039

    Investment income .......................................           19,922           19,107           18,264
    Investment gains - net ..................................              356               23              266
                                                                    ----------       ----------       ----------
                                                                     1,271,585          935,485        1,071,254

EXPENSES
    Amounts retained by agents ..............................          539,369          401,761          504,201
    Employee costs ..........................................          365,562          292,276          283,073
    Other operating .........................................          202,342          173,038          168,975
    Title losses and related claims .........................           51,454           38,999           44,187
    Depreciation ............................................           19,637           19,144           16,402
    Goodwill ................................................            3,011            1,807            1,666
    Interest ................................................            2,216            2,266            1,298
    Minority interests ......................................            7,414            5,048            4,887
                                                                    ----------       ----------       ----------
                                                                     1,191,005          934,339        1,024,689

Earnings before taxes .......................................           80,580            1,146           46,565
Income taxes ................................................           31,894              540           18,143
                                                                    ----------       ----------       ----------

NET EARNINGS ................................................           48,686              606           28,422

Retained earnings at beginning of year ......................          210,060          209,454          190,363
Cash dividends on Common Stock ($.16 per share in 1999) .....               --               --           (2,158)
Stock dividend ..............................................               --               --           (7,173)
                                                                    ----------       ----------       ----------

Retained earnings at end of year ............................          258,746          210,060          209,454
                                                                    ==========       ==========       ==========

Average number of shares outstanding -
  assuming dilution (000 omitted) ...........................           16,348           14,980           14,606

Earnings per share - basic ..................................             3.01              .04             1.96

EARNINGS PER SHARE - DILUTED ................................             2.98              .04             1.95
                                                                    ==========       ==========       ==========

Comprehensive earnings:
Net earnings ................................................           48,686              606           28,422
Changes in other comprehensive earnings, net
  of taxes of $1,158, $2,985 and ($5,269) ...................            2,151            5,528           (9,850)
                                                                    ----------       ----------       ----------

COMPREHENSIVE EARNINGS ......................................           50,837            6,134           18,572
                                                                    ==========       ==========       ==========


 See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

December 31                                                                 2001          2000
-----------                                                              ----------    ----------
                                                                             ($000 Omitted)
ASSETS
    Cash and cash equivalents ........................................       60,706        36,505
    Short-term investments ...........................................       56,267        52,971

    Investments in debt and equity securities, at market:
        Statutory reserve funds ......................................      239,084       206,150
        Other ........................................................       86,046        52,242
                                                                         ----------    ----------
                                                                            325,130       258,392
    Receivables:
        Notes ........................................................        8,923        17,184
        Premiums from agents .........................................       17,738        16,590
        Other ........................................................       30,039        28,392
        Less allowance for uncollectible amounts......................       (4,664)       (5,127)
                                                                         ----------    ----------
                                                                             52,036        57,039
    Property and equipment, at cost:
        Land .........................................................        2,402         2,172
        Buildings ....................................................        7,823         7,779
        Furniture and equipment ......................................      146,108       133,288
        Less accumulated depreciation and amortization ...............     (107,561)      (97,780)
                                                                         ----------    ----------
                                                                             48,772        45,459

    Title plants, at cost ............................................       37,715        32,491
    Real estate, at lower of cost or net realizable value ............        4,126         2,196
    Investments in investees, on an equity basis......................       12,158        11,780
    Goodwill, less accumulated amortization of $13,479 and $10,468 ...       52,971        36,693
    Deferred income taxes ............................................        4,288         7,352
    Other assets .....................................................       23,694        22,570
                                                                         ----------    ----------
                                                                            677,863       563,448
                                                                         ==========    ==========

LIABILITIES
    Notes payable, including $6,966 and $15,439
      long-term portion ..............................................       13,794        32,543
    Accounts payable and accrued liabilities .........................       57,752        38,617
    Estimated title losses ...........................................      202,544       190,298
    Minority interests ...............................................        9,233         6,901

Contingent liabilities and commitments

STOCKHOLDERS' EQUITY
    Common - $1 par, authorized 30,000,000, issued and
      outstanding 16,751,240 and 14,001,645 ..........................       16,868        14,118
    Class B Common - $1 par, authorized 1,500,000, issued
      and outstanding 1,050,012 ......................................        1,050         1,050
    Additional paid-in capital .......................................      115,239        69,375
    Retained earnings ................................................      258,746       210,060
    Accumulated other comprehensive earnings:
        Unrealized investment gains ..................................        3,843         1,888
        Foreign currency translation adjustments .....................          306           110
    Treasury stock - 116,900 Common shares, at cost ..................       (1,512)       (1,512)
                                                                         ----------    ----------
           Total stockholders' equity ($22.16 and
             $19.61 per share) .......................................      394,540       295,089
                                                                         ----------    ----------
                                                                            677,863       563,448
                                                                         ==========    ==========


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31                                                 2001          2000          1999
-----------------------                                              ----------    ----------    ----------
                                                                                 ($000 Omitted)
Cash Provided by Operating Activities (Note) .....................      108,186        31,913        57,875

Investing activities:
    Purchases of property and equipment, title plants
       and real estate net .......................................      (23,452)      (19,191)      (25,307)
    Proceeds from investments matured and sold ...................       70,074        87,325        46,536
    Purchases of investments .....................................     (135,579)      (80,550)      (81,713)
    Increases in notes receivable ................................       (3,208)      (10,535)       (6,118)
    Collections on notes receivable ..............................       11,531         1,733         5,826
    Proceeds from sale of equity investment - net ................           --            --         6,009
    Cash paid for equity investees ...............................           --        (6,863)       (1,783)
    Cash paid for acquisitions of subsidiaries - net .............      (13,016)       (9,475)       (5,243)
                                                                     ----------    ----------    ----------
Cash Used by Investing Activities ................................      (93,650)      (37,556)      (61,793)

Financing activities:
    Dividends paid ...............................................           --            --        (2,158)
    Purchases of treasury stock ..................................           --        (1,512)           --
    Distribution to minority interests ...........................       (5,926)       (4,814)       (4,071)
    Proceeds from exercise of stock options ......................          337            19            65
    Proceeds from stock offering - net ...........................       44,509            --            --
    Proceeds of notes payable ....................................        6,597        16,856        10,056
    Payments on notes payable ....................................      (35,852)       (5,829)       (7,429)
                                                                     ----------    ----------    ----------
Cash Provided (Used) by Financing Activities .....................        9,665         4,720        (3,537)
                                                                     ----------    ----------    ----------

Increase (Decrease) in Cash and Cash Equivalents .................       24,201          (923)       (7,455)
                                                                     ==========    ==========    ==========

Note: Reconciliation of net earnings to the above amounts
    Net earnings .................................................       48,686           606        28,422
    Add (deduct):
       Depreciation and amortization .............................       22,648        20,951        18,068
       Provisions for title losses in excess of payments .........       11,483         6,511        11,474
       (Increase) decrease in receivables - net ..................       (1,660)          576        (1,291)
       Increase (decrease) in payables and accrued
          liabilities - net ......................................       18,450        (3,138)       (3,039)
       Minority interest expense .................................        7,414         5,048         4,887
       Equity in net (earnings) losses of investees ..............       (1,345)          596        (1,072)
       Dividends received from equity investees ..................        2,275         1,132         1,198
       Other - net ...............................................          235          (369)         (772)
                                                                     ----------    ----------    ----------
   Cash provided by operating activities .........................      108,186        31,913        57,875
                                                                     ==========    ==========    ==========

Supplemental information:
   Income taxes paid .............................................       14,615           528        16,018
   Interest paid .................................................        1,649         1,687         1,187

   Net assets acquired (purchase method):
      Goodwill ...................................................       19,312         7,528         8,805
      Title plants ...............................................        5,056         5,239           354
      Other ......................................................        4,830         3,645         4,612
   Liabilities assumed ...........................................      (12,962)       (2,000)       (1,169)
   Common Stock issued ...........................................       (3,220)       (4,937)       (7,359)
                                                                     ----------    ----------    ----------
Cash paid for acquisitions .......................................       13,016         9,475         5,243
                                                                     ==========    ==========    ==========


See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Three years ended December 31, 2001)

NOTE 1

GENERAL. Stewart Information Services Corporation, through its subsidiaries (collectively, the Company), is primarily engaged in the title insurance business. The Company also provides real estate information services. The Company operates through a network of direct and agent offices throughout the United States. Approximately 32 percent of consolidated title revenues are generated in Texas and California. The operations in the international markets in which the Company does business are insignificant to consolidated results.

A. MANAGEMENT RESPONSIBILITY. The accompanying financial statements were prepared by management, which is responsible for their integrity and objectivity. The statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP), including management's best judgments and estimates. Actual results could differ from estimates.

B. NEW ACCOUNTING PRONOUNCEMENTS. In accordance with FAS 141 "Business Combinations", the Company has used the purchase method of accounting for business combinations after June 30, 2001. The effect on the Company's consolidated financial position or results of operations was immaterial.

         The Company will adopt FAS 142 "Goodwill and Other Intangible Assets" effective January 1, 2002, as required, and will no longer amortize goodwill. Instead, goodwill will be reviewed no less than annually and amounts determined to be impaired will be expensed to current operations. The Company has not fully determined the impact this will have on its consolidated financial position or results of operations.

C. RECLASSIFICATIONS. Certain prior year amounts in the consolidated financial statements have been reclassified for comparative purposes. Net earnings, as previously reported, were not affected.

D. CONSOLIDATION. The consolidated financial statements include all subsidiaries in which the Company owns more than 50% voting rights in electing directors. Unconsolidated investees, owned 20% through 50%, and over which the Company exercises significant influence, are accounted for by the equity method. All significant intercompany accounts and transactions are eliminated and provisions are made for minority interests.

E. STATUTORY ACCOUNTING. Stewart Title Guaranty Company (Guaranty) and other title insurance underwriters owned by the Company prepare financial statements in accordance with statutory accounting practices prescribed or permitted by regulatory authorities.

         In restating to GAAP, statutory premium reserve and reserve for reported title losses are eliminated and, in substitution, amounts are established for estimated title losses (see below). The net effect, after providing for certain deferred income taxes, is included in consolidated retained earnings. In calculating the amount owed on federal income tax returns, the statutory premium reserve and reserve for reported title losses must be discounted to their present values.

F. REVENUE RECOGNITION. Operating revenues from direct title operations are considered earned at the time of the closing of the related real estate transactions. Premiums on title insurance policies written by agents are recognized primarily when policies are reported to the Company. The Company also accrues for unreported policies where reasonable estimates can be made based on historical reporting patterns of agents, current trends and known information about agents.

         Revenues from real estate information are considered earned at the time the service is performed or the work product is delivered to the customer.

G. TITLE LOSSES AND RELATED CLAIMS. Estimating future title loss payments is difficult because of the complex nature of title claims, the long periods of time over which claims are paid, significantly varying dollar amounts of individual claims and other factors.

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

H. INCOME TAXES. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the tax bases and the book carrying values for certain assets and liabilities. Valuation allowances are provided as may be appropriate. Enacted tax rates are used in calculating amounts.

I. CASH EQUIVALENTS. Cash equivalents are highly liquid investments that are convertible to cash or mature on a daily basis as part of the Company's management of day-to-day operating cash.

J. SHORT-TERM INVESTMENTS. Short-term investments comprise time deposits with banks and savings and loan associations, federal government obligations, money market accounts and other investments maturing in less than one year.

K. INVESTMENTS. The Company has classified its investment portfolio as available-for-sale. Realized gains and losses on sales of investments are determined using the specific identification method. Net unrealized gains and losses on securities, net of applicable deferred taxes, are included in stockholders' equity. Any other than temporary declines in fair values of securities are charged to earnings.

L. PROPERTY AND EQUIPMENT. Depreciation is computed principally using the straight-line method at the following rates: buildings - 30 to 40 years and furniture and equipment - 3 to 10 years. Maintenance and repairs are expensed as incurred while improvements are capitalized. Gains and losses are recognized at disposal.

M. TITLE PLANTS. Title plants include compilations of a county's official land records, prior examination files, copies of prior title policies, maps and related materials that are geographically indexed to a specific property. The costs of acquiring existing title plants and creating new ones, prior to the time such plants are placed in operation, are capitalized. Such costs are not amortized because there is no indication of any loss of value. The costs of maintaining and operating title plants are expensed as incurred. Gains and losses on sales of copies of title plants or interests in title plants are recognized at the time of sale.

N. GOODWILL. Goodwill is the excess of the purchase price over the fair value of net assets of subsidiaries acquired. Prior to January 1, 2002, goodwill was amortized using the straight-line method by charges to earnings generally over 20 to 40 years. Effective January 1, 2002, goodwill will not be amortized but will be reviewed and, if determined to be impaired, will be expensed to current operations. Goodwill impairment charges were $703,000 in 2001. There were no such charges in 2000 and 1999. See Note 1B.

O. OTHER ACQUIRED INTANGIBLES. The Company does not have any significant intangible assets, other than title plants and goodwill.

P. LONG-LIVED ASSETS. The Company reviews the carrying values of goodwill, title plants and other long-lived assets if certain events occur that may indicate impairment. Goodwill is reviewed no less than annually. Impairment is indicated when projected undiscounted cash flows over the estimated life of the assets are less than carrying values. If impairment is determined by management, the book amounts are written down to fair value by calculating the discounted value of projected cash flows. See Note 1B.

Q. FAIR VALUES. The fair values of financial instruments, including cash and cash equivalents, short-term investments, notes receivable, notes payable and accounts payable, are determined by reference to various market data and other valuation techniques, as appropriate. The fair values of these financial instruments approximate their carrying values. Investments in debt and equity securities are carried at their fair values.

R. DERIVATIVES AND HEDGING. The Company does not invest in hedging or derivative instruments. Accordingly, FAS 133 "Accounting for Derivative Instruments and Hedging Activities", which was effective January 1, 2001 for the Company, had no impact on the consolidated financial statements.

NOTE 2

INCOME TAXES. The following reconciles federal income taxes computed at the statutory rate with income taxes as reported.

                                                  2001        2000        1999
                                                --------    --------    --------
                                                         ($000 Omitted)
Expected income taxes at 35% ................     28,203         401      16,298
State income taxes ..........................      1,976         223       1,235
Foreign taxes - net of credits ..............        528          --          --
Tax effect of permanent differences:
    Tax-exempt interest .....................     (1,966)     (1,909)     (1,951)
    Meals and entertainment .................      1,079         742         615
    Goodwill ................................        933         457         519
    Equity (earnings) loses .................       (471)        208        (375)
    Minority interests ......................      2,595       1,767       1,710
    Non-taxable income ......................     (1,434)     (1,044)       (469)
    Other - net .............................        451        (305)        561
                                                --------    --------    --------
Income taxes ................................     31,894         540      18,143
                                                ========    ========    ========
Effective income tax rate (%) ...............       39.6        47.1        39.0
                                                ========    ========    ========

   Deferred income taxes at December 31, 2001 and 2000 were as follows:

                                                  2001        2000
                                                --------    --------
                                                    ($000 Omitted)
Deferred tax assets:
    Book over tax title loss provisions .....         --       2,498
    Accruals not currently deductible .......        874         939
    Net operating loss carryforwards ........        483         833
    Allowance for uncollectible amounts .....        891       1,001
    Book over tax depreciation ..............      3,526       2,034
    Investments in partnerships .............        905         706
    Foreign tax credit carryforward .........      1,609          --
    Other ...................................      1,804       1,922
                                                --------    --------
                                                  10,092       9,933
    Less valuation allowance ................       (608)     (1,008)
                                                --------    --------
                                                   9,484       8,925

Deferred tax liabilities:
    Tax over book title loss provisions .....     (2,411)         --
    Unrealized gains on investments .........     (2,069)     (1,017)
    Other ...................................       (716)       (556)
                                                --------    --------
                                                  (5,196)     (1,573)
                                                --------    --------
Net deferred income taxes ...................      4,288       7,352
                                                ========    ========

         The Company's foreign tax credit carryforward expires in 2006. The valuation allowance relates to certain net operating loss carryforwards and other deferred tax assets. Management believes it is more likely than not that future earnings will be sufficient to permit the Company to realize net deferred income taxes.

         Deferred tax expense was $2,012,000, $2,041,000 and $3,524,000 in 2001,
2000 and 1999, respectively.

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

NOTE 4

STATUTORY INFORMATION. Surplus as regards policyholders for Guaranty was $243,079,000 and $195,101,000 at December 31, 2001 and 2000, respectively.
Statutory net income for Guaranty was $11,195,000, $5,289,000 and $16,369,000 in 2001, 2000 and 1999, respectively.

         Substantially all of the consolidated retained earnings at each year end was represented by Guaranty, which owns directly or indirectly substantially all of the subsidiaries included in the consolidation.

         Guaranty cannot pay a dividend in excess of certain limits without the approval of the Texas Insurance Commissioner. The maximum dividend which can be paid without such approval in 2002 is $48,616,000. Guaranty paid dividends of $1,390,000, $90,000 and $13,090,000 in 2001, 2000 and 1999, respectively.

         Dividends from Guaranty were also voluntarily restricted primarily to maintain statutory surplus and liquidity at competitive levels. The ability of a title insurer to pay claims can significantly affect the decision of lenders and other customers when buying a policy from a particular insurer.

NOTE 5

INVESTMENTS. The amortized costs and market values of debt and equity securities at December 31 follow:

                                           2001                 2000
                                 --------------------   -------------------
                                 AMORTIZED    MARKET    Amortized   Market
                                    COST      VALUE       cost      value
                                 ---------    -------   ---------  --------
                                                ($000 Omitted)

Debt securities:
    Municipal .................    143,374    145,769    132,405    134,894
    Mortgage-backed ...........     24,458     25,002     15,657     16,047
    U.S. Government ...........     21,907     22,764     22,056     22,661
    Corporate and utilities ...    119,562    121,122     80,096     78,683
Equity securities .............      9,917     10,473      5,273      6,107
                                  --------   --------   --------   --------
                                   319,218    325,130    255,487    258,392
                                  ========   ========   ========   ========

     Gross unrealized gains and losses at December 31 were:

                                          2001                 2000
                                  -------------------   -------------------
                                   GAINS      LOSSES     Gains      Losses
                                  --------   --------   --------   --------
                                                ($000 Omitted)

Debt securities:
    Municipal .................      3,067        672      2,753        264
    Mortgage-backed ...........        576         32        418         28
    U.S. Government ...........        859          2        607          2
    Corporate and utilities ...      2,971      1,411      1,427      2,840
Equity securities .............      1,060        504      1,335        501
                                  --------   --------   --------   --------
                                     8,533      2,621      6,540      3,635
                                  ========   ========   ========   ========

         Debt securities at December 31, 2001 mature, according to their contractual terms, as follows (actual maturities may differ because of call or prepayment rights):

                                                Amortized   Market
                                                  cost      value
                                                ---------  --------
                                                  ($000 Omitted)

In one year or less .........................     14,546     14,722
After one year through five years ...........    108,118    111,334
After five years through ten years ..........     89,010     90,527
After ten years .............................     73,169     73,072
Mortgage-backed securities ..................     24,458     25,002
                                                --------   --------
                                                 309,301    314,657
                                                ========   ========

         The Company believes its investment portfolio is diversified and expects no material loss to result from the failure to perform by issuers of the debt securities it holds. Investments made by the Company are not collateralized. The mortgage-backed securities are insured by agencies of the U.S. Government.

NOTE 6

INVESTMENT INCOME. Income from investments and realized gains and losses for the three years follow:

                                              2001       2000       1999
                                             ------     ------     ------
                                                    ($000 Omitted)

Income:
    Debt securities .....................    15,614     13,770     12,837
    Short-term investments, cash
       equivalents and other ............     4,308      5,337      5,427
                                            -------    -------    -------
                                             19,922     19,107     18,264
                                            =======    =======    =======

Realized gains and losses:
    Gains ...............................     1,308        823        536
    Losses ..............................      (952)      (800)      (270)
                                            -------    -------    -------
                                                356         23        266
                                            =======    =======    =======

         The sales of securities resulted in proceeds of $41,694,000 in 2001, $51,066,000 in 2000 and $32,380,000 in 1999.

         Expenses assignable to investment income were insignificant. There were no significant investments at December 31, 2001 that did not produce income during the year.

NOTE 7

NOTES PAYABLE.

                                                    2001       2000
                                                   -------    -------
                                                      ($000 Omitted)

Banks
    Primarily unsecured and at LIBOR (1)
       plus .75%, varying payments ............      7,620     30,146
Other than banks ..............................      6,174      2,397
                                                   -------    -------
                                                    13,794     32,543
                                                   =======    =======

(1) 1.88% at December 31, 2001

         The notes are due $6,828,000 in 2002, $2,834,000 in 2003, $1,431,000 in
2004, $2,019,000 in 2005, $384,000 in 2006 and $298,000 subsequent to 2006.

NOTE 8

ESTIMATED TITLE LOSSES. Provisions accrued, payments made and liability balances for the three years follow:

                                      2001          2000          1999
                                     -------       -------       -------
                                                ($000 Omitted)

Balances at January 1 ............   190,298       183,787       171,763
    Provisions ...................    51,454        38,999        44,187
    Payments .....................   (39,721)      (32,338)      (32,628)
    Reserve balances acquired ....       763            --           550
    Decreases in salvage .........      (250)         (150)          (85)
                                    --------      --------      --------
Balances at December 31 ..........   202,544       190,298       183,787
                                    ========      ========      ========

         Provisions include amounts related to the current year of approximately $51,085,000, $38,815,000 and $43,869,000 for 2001, 2000 and 1999, respectively.
Payments related to the current year, including escrow and other loss payments, were approximately $11,817,000, $8,515,000 and $8,501,000 in 2001, 2000 and
1999, respectively.

NOTE 9

COMMON STOCK AND CLASS B COMMON STOCK. Holders of Common and Class B Common Stock have the same rights, except no cash dividends may be paid on Class B Common Stock. The two classes of stock vote separately when electing directors and on any amendment to the Company's certificate of incorporation that affects the two classes unequally.

         A provision of the by-laws requires an affirmative vote of at least two-thirds of the directors to elect officers or to approve any proposal that may come before the directors. This provision cannot be changed without a majority vote of each class of stock.

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

         At December 31, 2001 and 2000, there were 145,820 shares of Common Stock held by a subsidiary of the Company. These shares are considered retired but may be issued from time to time in lieu of new shares.

         In May 1999 the Company effected a two-for-one stock split recorded in the form of a stock dividend. All share and per share data presented in the consolidated financial statements have been restated for the effects of the stock split.

NOTE 10

CHANGES IN STOCK, ADDITIONAL PAID-IN CAPITAL AND OTHER COMPREHENSIVE EARNINGS.


                                                    COMMON
                                                  AND CLASS B   ADDITIONAL     OTHER
                                                    COMMON       PAID-IN    COMPREHENSIVE
                                                     STOCK       CAPITAL       EARNINGS
                                                  -----------   ----------  -------------
                                                             ($000 Omitted)
Balances at December 31, 1998 ..................       7,065      56,695       6,320
    Stock dividend (1) .........................       7,173          --          --
    Acquisitions ...............................         441       6,918          --
    Stock bonuses and other ....................          14         599          --
    Exercise of stock options ..................           3          62          --
    Tax benefit of stock options exercised .....          --          30          --
    Unrealized investment losses ...............          --          --      (9,785)
    Foreign currency translation ...............          --          --         (65)
                                                     -------     -------     -------
Balances at December 31, 1999 ..................      14,696      64,304      (3,530)
    Acquisitions ...............................         430       4,507          --
    Stock bonuses and other ....................          41         545          --
    Exercise of stock options ..................           1          18          --
    Tax benefit of stock options exercised .....          --           1          --
    Unrealized investment gains ................          --          --       5,544
    Foreign currency translation ...............          --          --         (16)
                                                     -------     -------     -------
Balances at December 31, 2000 ..................      15,168      69,375       1,998
    Stock offering .............................       2,500      42,009          --
    Acquisitions ...............................         198       3,022          --
    Stock bonuses and other ....................          25         474          --
    Exercise of stock options ..................          27         310          --
    Tax benefit of stock options exercised .....          --          49          --
    Unrealized investment gains ................          --          --       1,955
    Foreign currency translation ...............          --          --         196
                                                     -------     -------     -------
BALANCES AT DECEMBER 31, 2001 ..................      17,918     115,239       4,149
                                                     =======     =======     =======

(1) Includes $525,000 of Class B Common Stock.

      In August 2001 the Company issued 2,500,000 shares of its Common Stock at a price of $19 per share. The net proceeds of the offering are being used for acquisitions and to pay down bank debt.

NOTE 11

STOCK OPTIONS. A summary of the status of the Company's fixed stock option plans for the three years follows:

                                            Exercise
                            Shares (1)    prices (1)(2)
                            ----------    -------------
                                               ($)
December 31, 1998 ....       313,600          10.84
    Granted ..........        86,800          19.70
    Exercised ........        (6,500)         10.08
    Forfeited ........        (1,500)         10.00
                            --------         ------
December 31, 1999 ....       392,400          12.81
    Granted ..........        86,100          13.00
    Exercised ........        (1,500)         13.00
    Forfeited ........        (6,800)         13.57
                            --------         ------
December 31, 2000 ....       470,200          12.83
    Granted ..........        84,100          19.37
    Exercised ........       (27,100)         12.43
    Forfeited ........       (11,000)         18.81
                            --------         ------
DECEMBER 31, 2001 ....       516,200          13.79
                            ========         ======

(1) Restated for a two-for-one stock split in May 1999.

(2) Weighted average

         At December 31, 2001, 2000 and 1999 there were 516,200, 470,200 and
380,012 options, respectively, exercisable. The weighted average fair values of options granted during the years 2001, 2000 and 1999 were $11.53, $7.51 and $8.50, respectively.

         The following summarizes information about fixed stock options outstanding and exercisable at December 31, 2001:

                                      Range of exercise prices ($)
                                         9.75 to        16.97 to
                           4.59           13.00           20.22           Total
                          ------         -------         -------         -------
Shares .................  90,000         183,900         242,300         516,200
Remaining contractual
   life - years (1) ....     1.0             4.2             6.5             4.5
Exercise price ($) (1) .    4.59           11.06           19.29           13.79

(1) Weighted average

         The Company applies APB 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost is recognized for its fixed stock option plans. Under FAS 123, compensation cost would be recognized for the fair value of the employees' purchase rights, which is estimated using the Black-Scholes model. The Company assumed a dividend yield of 0%, an expected life of five to ten years for each option, expected volatility of 41.6% and risk-free interest rates of between 4.0% and 6.0% for 2001.

         Had compensation cost for the Company's plans been determined consistent with FAS 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                      2001           2000         1999
                                     ------         ------       -------
                                               ($000 Omitted)

Net earnings:
    As reported ...................  48,686           606        28,422
    Pro forma .....................  48,056           186        27,943
Earnings per share:
   Net earnings - basic ...........    3.01           .04          1.96
   Net earnings - diluted .........    2.98           .04          1.95
   Pro forma - assuming dilution ..    2.94           .01          1.91

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

         In calculating the effect of the options and determining diluted earnings per share, the average number of shares used in calculating basic earnings per share was increased by 153,000 in 2001, 106,000 in 2000 and 125,000 in 1999.

NOTE 13

LEASES. The Company's expense for leased office space was $37,181,000 in 2001, $32,667,000 in 2000 and $28,194,000 in 1999. These are noncancelable, operating leases expiring over the next fourteen years. The future minimum lease payments are summarized as follows (stated in thousands of dollars):

2002 .........................        32,677
2003 .........................        27,414
2004 .........................        19,822
2005 .........................        12,483
2006 .........................        10,085
2007 and after ...............        64,784
                                    --------
                                     167,265
                                    ========

NOTE 14

CONTINGENT LIABILITIES AND LAWSUITS. The Company is contingently liable for disbursements of escrow funds held by agents in certain cases where specific insured closing guarantees have been issued.

         The Company routinely holds funds in segregated escrow accounts pending the closing of real estate transactions. These accounts are not included in the consolidated balance sheets. This resulted in a contingent liability to the Company of approximately $696,000,000 at December 31, 2001.

         The Company is a qualified intermediary in tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code. The Company holds the proceeds from transactions until a qualifying exchange can occur. This resulted in a contingent liability to the Company of approximately $270,000,000 at December 31, 2001.

         On December 31, 2001 the Company was contingently liable for guarantees of indebtedness owed primarily to banks and others by unconsolidated equity investees in the amount of $4,979,000 and by other third parties in the amount of $8,287,000. Management believes adequate provisions have been made for any losses that may result from these commitments.

         In the normal conduct of its business, the Company is subject to lawsuits, regulatory investigations and other legal proceedings that may involve substantial amounts. Such matters are not predictable with complete assurance. The Company believes the probable resolution of such contingencies will not materially affect the financial condition of the Company.

NOTE 15

REINSURANCE. As is the industry practice, the Company cedes risks to other title insurance underwriters. However, the Company remains liable if the reinsurer should fail to meet its obligations. The Company also assumes risks from other underwriters. Payments and recoveries on reinsured losses were insignificant during the three years ended December 31, 2001. The total amount of premiums for assumed and ceded risks was less than one percent of title premiums, fees and other revenues in each of the last three years.

NOTE 16

EQUITY IN INVESTEES. Certain summarized aggregate financial information for investees follows:

                                           2001        2000        1999
                                          ------      ------      ------
                                                 ($000 Omitted)

For the year:
    Revenues .......................      51,318      37,757      29,164
    Net earnings ...................       3,617         602       3,278
As of December 31:
    Total assets ...................      25,475      19,183
    Notes payable ..................       6,823       5,820
    Stockholders' equity ...........      15,457      10,026

         Title premiums earned from policies issued by equity investees were $7,705,000, $4,969,000 and $5,804,000 in 2001, 2000 and 1999, respectively.

         The amount of earnings (losses) from equity investees was $1,345,000, ($596,000) and $1,072,000 in 2001, 2000 and 1999, respectively. These amounts are included in title premiums, fees and other revenues in the consolidated financial statements.

         Equity investee goodwill was amortized for the three years ended December 31, 2001 on a basis similar to other goodwill. Effective January 1, 2002, under FAS 142, such goodwill will not be amortized. Equity investments will continue to be reviewed for impairment. See Note 1B.

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

         The REI segment primarily provides services related to real estate transactions through electronic delivery. These services include title reports, flood determinations, property appraisals, mortgage documents, credit reports and tax services. This segment also provides post-closing services to lenders, including document retrievals, assignments, lien releases, recordations, collateral reviews and loan pool certifications.

         In addition, the REI segment provides services related to Section 1031 tax-deferred exchanges, mapping, and construction and maintenance of title plants for county clerks, tax assessors and title agencies.

         Under the Company's internal reporting system, most general corporate expenses are incurred by and charged to the title segment. Technology operating costs are also charged to the title segment, except for direct expenditures related to the REI segment. All investment income is included in the title segment as it is generated primarily from the investments of the title underwriting operations.

                                         Title           REI          Total
                                       ---------        ------      ---------
                                                  ($000 Omitted)

2001:
    Revenues .......................   1,205,733        65,852      1,271,585
    Intersegment revenues ..........       2,672         4,315          6,987
    Depreciation and amortization ..      18,025         4,623         22,648
    Pretax earnings ................      75,184         5,396         80,580
    Identifiable assets ............     637,328        40,535        677,863
2000:
    Revenues .......................     883,022        52,463        935,485
    Intersegment revenues ..........         581         3,661          4,242
    Depreciation and amortization ..      16,283         4,668         20,951
    Pretax earnings (losses) .......       5,591        (4,445)         1,146
    Identifiable assets ............     525,045        38,403        563,448
1999:
    Revenues .......................   1,012,215        59,039      1,071,254
    Intersegment revenues ..........          93         2,738          2,831
    Depreciation and amortization ..      13,911         4,157         18,068
    Pretax earnings ................      43,615         2,950 (1)     46,565


(1) Includes a pretax charge of $1,319,000 resulting from the settlement of a lawsuit.

NOTE 18

QUARTERLY FINANCIAL INFORMATION (UNAUDITED).

                              Mar 31        June 30       Sept 30        Dec 31
                              -------       -------       -------        -------
                                      ($000 Omitted, except per share)
Revenues:
    2001 .................... 244,301        314,247       338,741       374,296
    2000 .................... 208,203        224,670       239,004       263,608

Net earnings (losses):
    2001 ....................   3,073         15,438        13,003        17,172
    2000 ....................  (3,354)         1,874         1,758           328

Earnings per share - diluted:
    2001 ....................     .20           1.00           .78           .96
    2000 ....................    (.23)           .13           .12           .02

        Computations of per share amounts for quarters are made independently. Therefore, the sum of per share amounts above may not agree with per share amounts for the year as a whole.

STEWART TITLE GUARANTY COMPANY
STEWART TITLE INSURANCE COMPANY
Principal Underwriters of Stewart Information Services Corporation

UNCONSOLIDATED STATUTORY BALANCE SHEETS (UNAUDITED)
From statutory Annual Statements as filed

                                             Stewart Title     Stewart Title
December 31, 2001                          Guaranty Company   Insurance Company
-----------------                          ----------------   -----------------
                                                      ($000 Omitted)

Admitted assets
    Bonds ................................       258,647             28,241
    Stocks - investments in affiliates ...       173,539              2,293
    Stocks - other .......................        10,362                 --
    Cash and short-term investments ......        34,177              2,388
    Title plants .........................         3,963                133
    Title insurance premiums and fees
      receivable .........................        15,263                483
    Other ................................        16,493              1,409
                                               ---------           --------
                                                 512,444             34,947
                                               =========           ========
Liabilities, surplus and other funds
    Reserve for title losses .............        31,809              7,867
    Statutory premium reserve ............       211,876             10,734
    Other ................................        25,679              1,654
                                               ---------           --------
                                                 269,364             20,255

Surplus as regards policyholders
   (Note) ................................       243,080             14,692
                                               ---------           --------
                                                 512,444             34,947
                                               =========           ========


Consolidated stockholder's equity (unaudited), based on
accounting principles generally accepted in the United States of America (GAAP), for Stewart Title Guaranty Company at
December 31, 2001 (000 omitted)...................................     $300,853
                                                                       ========

Note: The amount shown above for stockholder's equity exceeds policyholders surplus primarily because under GAAP the statutory premium reserve and reserve for reported title losses are eliminated and estimated title loss reserves are substituted, net of applicable income taxes.

                                                                      SCHEDULE I

                    STEWART INFORMATION SERVICES CORPORATION
                                (PARENT COMPANY)

                    INCOME AND RETAINED EARNINGS INFORMATION

                                                                            Year Ended December 31,
                                                                    ----------------------------------------
                                                                       2001           2000          1999
                                                                    ----------     ----------     ----------
                                                                                  (In thousands)

Revenues
   Investment income ............................................   $      471     $      374     $      442
   Other income .................................................           80             11              1
                                                                    ----------     ----------     ----------
                                                                           551            385            443

Expenses
   Employee costs ...............................................          220            189            123
   Other operating ..............................................        2,913          2,084          2,840
   Depreciation and amortization ................................           39             33            106
                                                                    ----------     ----------     ----------
                                                                         3,172          2,306          3,069

Loss before taxes and equity in earnings of investees ...........       (2,621)        (1,921)        (2,626)
Income taxes (benefit) ..........................................         (678)          (419)          (811)
Equity in earnings of investees .................................       50,629          2,108         30,237
                                                                    ----------     ----------     ----------

Net Earnings ....................................................       48,686            606         28,422

Retained earnings at beginning of year ..........................      210,060        209,454        190,363
Cash dividends on Common Stock ($.16 per share in 1999) .........           --             --         (2,158)
Stock dividend ..................................................           --             --         (7,173)
                                                                    ----------     ----------     ----------

Retained earnings at end of year ................................   $  258,746     $  210,060     $  209,454
                                                                    ==========     ==========     ==========

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

                                                                      SCHEDULE I
                                                                     (CONTINUED)

                    STEWART INFORMATION SERVICES CORPORATION
                                (PARENT COMPANY)

                            BALANCE SHEET INFORMATION


                                                                                            December 31,
                                                                                     -------------------------
                                                                                        2001           2000
                                                                                     ----------     ----------
                                                                                            (In thousands)

Assets
   Cash and cash equivalents ......................................................  $      167     $      376

   Short-term investments .........................................................       3,003          4,408
   Investments in debt securities, at market ......................................      14,975             --

   Receivables:
     Notes, including $32,859 and $4,300 from affiliates ..........................      33,032          4,869
     Other, including $556 and $2,304 from affiliates .............................         848          2,650
     Less allowance for uncollectible amounts .....................................         (20)           (20)
                                                                                     ----------     ----------
                                                                                         33,860          7,499

   Furniture and equipment at cost ................................................         257            251
   Less accumulated depreciation ..................................................        (149)          (145)
                                                                                     ----------     ----------
                                                                                            108            106

   Title plants, at cost ..........................................................          48             48
   Investments in investees .......................................................     340,029        280,544
   Other assets ...................................................................       4,883          4,693
                                                                                     ----------     ----------
                                                                                     $  397,073     $  297,674
                                                                                     ==========     ==========

Liabilities
     Notes payable ................................................................  $      329     $      417
     Accounts payable and accrued liabilities .....................................       2,204          2,168

Contingent liabilities and commitments

Stockholders' equity
   Common - $1 par, authorized 30,000,000, issued  and
      outstanding 16,751,240 and 14,001,645 .......................................      16,868         14,118
   Class B Common - $1 par, authorized 1,500,000 and outstanding 1,050,012 ........       1,050          1,050
   Additional paid-in capital .....................................................     115,239         69,375
   Retained earnings (1) ..........................................................     258,746        210,060
   Accumulated other comprehensive earnings:
       Unrealized investment gains ................................................       3,843          1,888
       Foreign currency translation adjustments ...................................         306            110
   Treasury stock - 116,900 Common shares, at cost ................................      (1,512)        (1,512)
                                                                                     ----------     ----------
          Total stockholders' equity ($22.16 and $19.61 per share) ................     394,540        295,089
                                                                                     ----------     ----------
                                                                                     $  397,073     $  297,674
                                                                                     ==========     ==========


(1) Includes undistributed earnings of subsidiaries of $264,434 in 2001 and $213,805 in 2000.

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

                                                                      SCHEDULE I
                                                                     (CONTINUED)

                    STEWART INFORMATION SERVICES CORPORATION
                                (PARENT COMPANY)

                             CASH FLOWS INFORMATION

                                                                               Year Ended December 31,
                                                                      ----------------------------------------
                                                                         2001           2000           1999
                                                                      ----------     ----------     ----------
                                                                                    (In thousands)

Cash used by operating activities (Note) ... ......................   $     (279)    $   (5,701)    $   (2,978)

Cash flow from investing activities:
    Proceeds from investments matured and sold ....................        3,484          2,354          4,677
    Purchases of investments, excluding mortgage loans ............      (16,902)            --             --
    Dividends received from unconsolidated subsidiaries ...........        1,390          8,090          5,090
    Increases in mortgages and other notes receivable .............      (29,603)           (75)          (542)
    Collections on mortgages and other notes receivable ...........        1,440             56            303
    Purchases of property and equipment - net .....................          (70)            --             --
    Cash paid for the acquisition of subsidiaries .................       (4,067)        (2,175)        (4,470)
                                                                      ----------     ----------     ----------
Cash (used) provided by investing activities ......................      (44,328)         8,250          5,058
                                                                      ----------     ----------     ----------

Cash flow from financing activities:
    Dividends paid ................................................           --             --         (2,158)
    Payments on notes payable .....................................         (448)          (680)            --
    Proceeds from exercise of stock options .......................          337             19             65
    Proceeds from stock offering - net ............................       44,509             --             --
    Purchases of treasury stock ...................................           --         (1,512)            --
                                                                      ----------     ----------     ----------
Cash provided (used) by financing activities ......................       44,398         (2,173)        (2,093)
                                                                      ----------     ----------     ----------
(Decrease) increase in cash and cash equivalents ..................   $     (209)    $      376     $      (13)
                                                                      ==========     ==========     ==========

Note:  Reconciliation of net income to the above amounts
    Net earnings ..................................................   $   48,686     $      606     $   28,422
    Add (deduct):
      Depreciation and amortization ...............................           39             33            106
      Decrease (increase) in accounts receivable - net ............        1,606         (1,714)          (727)
      Increase (decrease) in accounts payable and
        accrued liabilities - net .................................           36         (1,863)           905
      Equity in net earnings of investees .........................      (50,629)        (2,108)       (30,237)
      Other - net .................................................          (17)          (655)        (1,447)
                                                                      ----------     ----------     ----------
   Cash used by operating activities ..............................   $     (279)    $   (5,701)    $   (2,978)
                                                                      ==========     ==========     ==========

Supplemental information:
     Income taxes paid ............................................           --             --             --
     Interest paid ................................................           --             --             --

Noncash transactions:
    Forgiveness of debt from affiliate ............................           --          4,913             --


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

                                                                      SCHEDULE I
                                                                     (CONTINUED)

                    STEWART INFORMATION SERVICES CORPORATION
                                (PARENT COMPANY)

                     NOTE TO FINANCIAL STATEMENT INFORMATION

         We operate as a holding company transacting substantially all business through our subsidiaries. Our consolidated financial statements are included in
Part II, Item 8 of Form 10-K. The Parent Company financial statements should be read in conjunction with the aforementioned consolidated financial statements and notes thereto and financial statement schedules.

         Certain amounts in the 2000 and 1999 Parent Company financial statements have been reclassified for comparative purposes. Net earnings, as previously reported, were not affected.

         Total dividends received from subsidiaries for 2001, 2000 and 1999 were $1,390,000, $90,000 and $13,090,000, respectively.

                                                                     SCHEDULE II


            STEWART INFORMATION SERVICES CORPORATION AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

                                DECEMBER 31, 2001

        Col. A                                 Col. B                      Col. C                   Col. D             Col. E
      -----------                           --------------    -----------------------------      ------------      --------------
                                                                         Additions
                                                              -----------------------------
                                               Balance          Charged         Charged to
                                                 at                to             other                               Balance
                                              beginning         cost and         accounts         Deductions           at end
      Description                             of period         expenses        (described)       (described)        of period
      -----------                           --------------    --------------    -----------      ------------      --------------


Stewart Information Services
   Corporation and subsidiaries:

Year ended December 31, 1999:
  Estimated title losses ...............    $  171,763,006    $   44,186,778    $   550,000 (C)  $ 32,712,781 (A)  $  183,787,003
  Allowance for uncollectible amounts ..         4,802,705           792,000             --         1,215,232 (B)       4,379,473

Year ended December 31, 2000:
  Estimated title losses ...............       183,787,003        38,999,295             --        32,488,157 (A)     190,298,141
  Allowance for uncollectible amounts ..         4,379,473         2,130,000             --         1,382,655 (B)       5,126,818

Year ended December 31, 2001:
  Estimated title losses ...............       190,298,141        51,453,895    $   763,000 (C)    39,970,656 (A)     202,544,380
  Allowance for uncollectible amounts ..         5,126,818         1,600,000             --         2,062,348 (B)       4,664,470

Stewart Information Services
   Corporation - Parent:

Year ended December 31, 1999:
  Allowance for uncollectible amounts ..    $       20,000                --             --                --      $       20,000

Year ended December 31, 2000:
  Allowance for uncollectible amounts ..            20,000                --             --                --              20,000

Year ended December 31, 2001:
  Allowance for uncollectible amounts ..            20,000                --             --                --              20,000

(A) Represents primarily payments of policy losses and loss adjustment expenses during the year.

(B) Represents uncollectible accounts written off.

(C) Represents estimated title loss reserve acquired.

                                INDEX TO EXHIBITS

   Exhibit
   -------

      3.1    -  Certificate of Incorporation of the Registrant, as amended
                March 19, 2001 (incorporated by reference in this report from Exhibit 3.1 of Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

      3.2    -  By-Laws of the Registrant, as amended March 13, 2000
                (incorporated by reference in this report from Exhibit 3.2 of Annual Report on Form 10-K for the fiscal year ended
                December 31, 2000)

      4. - Rights of Common and Class B Common Stockholders (incorporated by reference to Exhibits 3.1 and 3.2 hereto)

     10.1    -  Summary of agreements as to payment of bonuses to certain executive officers

     10.2    -  Deferred Compensation Agreements dated March 10, 1986, amended
                July 24, 1990 and October 30, 1992, between the Registrant and certain executive officers (incorporated by reference in this report from Exhibit 10.2 of Annual Report on Form 10-K for the fiscal year ended December 31, 1997)

     10.3    -  Stewart Information Services Corporation 1999 Stock Option Plan
                (incorporated by reference in this report from Exhibit 10.3 of Annual Report on Form 10-K for the fiscal year ended
                December 31, 1999)

     21.     -  Subsidiaries of the Registrant

     23.     -  Consent of Independent Certified Public Accountant, including consent to incorporation by reference of their reports into previously filed Securities Act registration statements