Form 10-Q
period 2002-03-31
STEWART INFORMATION SERVICES CORP
filed 2002-05-14
CIK 94344

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549




(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended March 31, 2002



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


                     1980 Post Oak Blvd., Houston, TX 77056
           ------------------------------------------------------------
           (Address of principal executive offices, including zip code)


                                 (713) 625-8100
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days. Yes  X   No
                          ---     ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                           Common            16,938,871
                      Class B Common             1,050,012

                                   FORM 10-Q
                                QUARTERLY REPORT
                          Quarter Ended March 31, 2002




                               TABLE OF CONTENTS




Item No.                                                             Page
--------                                                             ----
                                Part I

  1.        Financial Statements                                       1

  2.        Management's Discussion and Analysis of Financial
            Condition and Results of Operations                        5

  3.        Quantitative and Qualitative Disclosures About
            Market Risk                                                8


                               Part II


  1.        Legal Proceedings                                         10

  5.        Other Information                                         10

  6.        Exhibits and Reports on Form 8-K                          10

            Signature                                                 11

                    STEWART INFORMATION SERVICES CORPORATION

    CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE EARNINGS
                           FOR THE THREE MONTHS ENDED
                            MARCH 31, 2002 and 2001


                                                            THREE MONTHS ENDED
                                                           --------------------
                                                             MAR 31     MAR 31
                                                              2002       2001
                                                            --------    -------
                                                               ($000 Omitted)
Revenues
    Title insurance:
      Direct operations                                      146,049     99,757
      Agency operations                                      180,272    125,597
                                                            --------    -------
                                                             326,321    225,354

    Real estate information services                          16,398     14,462
                                                            --------    -------
    Total operating revenues                                 342,719    239,816

    Investment income                                          4,903      5,545
    Investment gains - net                                       352        353
                                                            --------    -------
                                                             347,974    245,714

Expenses
    Amounts retained by agents                               148,289    102,457
    Employee costs                                           104,565     79,352
    Other operating                                           55,204     42,150
    Title losses and related claims                           14,366      9,595
    Depreciation                                               5,385      4,727
    Goodwill                                                       -        541
    Interest                                                     255        659
    Minority interests                                         1,530      1,225
                                                            --------    -------
                                                             329,594    240,706
                                                            --------    -------

Earnings before taxes                                         18,380      5,008
Income taxes                                                   7,036      1,935
                                                            --------    -------

Net earnings                                                  11,344      3,073
                                                            ========    =======

Average number of shares outstanding -
    assuming dilution (000)                                   17,957     15,268

Earnings per share - basic                                      0.64       0.20

Earnings per share - diluted                                    0.63       0.20
                                                            ========    =======

Comprehensive earnings:
  Net earnings                                                11,344      3,073
  Changes in other comprehensive earnings,
   net of taxes of $(1,255) and $1,160, respectively          (2,330)     2,051
                                                            --------    -------
Comprehensive earnings                                         9,014      5,124
                                                            ========    =======

                    STEWART INFORMATION SERVICES CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2002 AND DECEMBER 31, 2001


                                                          MAR 31        DEC 31
                                                          2002          2001
                                                        ----------    ----------
                                                            ($000 Omitted)
Assets
    Cash and cash equivalents                             69,830        60,706
    Short-term investments                                52,946        56,267
    Investments - statutory reserve funds                247,130       239,084
    Investments - other                                   77,691        86,046
    Receivables                                           44,609        52,036
    Property and equipment                                48,960        48,772
    Title plants                                          37,799        37,715
    Goodwill                                              52,996        52,971
    Deferred income taxes                                  4,703         4,288
    Other                                                 41,677        39,978
                                                      ----------    ----------
                                                         678,341       677,863
                                                      ==========    ==========
Liabilities
    Notes payable                                         12,306        13,794
    Accounts payable and accrued liabilities              45,869        57,752
    Estimated title losses                               206,606       202,544
    Minority interests                                     9,338         9,233

Contingent liabilities and commitments

Stockholders' equity
    Common and Class B Common Stock and
      additional paid-in capital                         133,825       133,157
    Retained earnings                                    270,090       258,746
    Accumulated other comprehensive earnings               1,819         4,149
    Treasury stock                                        (1,512)       (1,512)
                                                      ----------   -----------
      Total stockholders' equity ($22.66 per share
        at March 31, 2002)                               404,222       394,540
                                                      ----------   -----------
                                                         678,341       677,863
                                                      ==========   ===========

                    STEWART INFORMATION SERVICES CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

                                                           THREE MONTHS ENDED
                                                          ---------------------
                                                           MAR 31       MAR 31
                                                            2002         2001
                                                          --------     --------
                                                             ($000 Omitted)
Cash provided by operating activities (NOTE)                17,115       10,220

Investing activities:
    Purchases of property and equipment and
      title plants - net                                    (5,561)      (3,803)
    Proceeds from investments matured and sold              31,205       34,612
    Purchases of investments                               (30,809)     (28,964)
    Increases in notes receivable                             (630)        (897)
    Collections on notes receivable                            579          704
    Cash paid for the acquisition of
      subsidiaries - net                                         0       (5,185)
                                                         ----------    ---------
Cash used by investing activities                           (5,216)      (3,533)

Financing activities:
    Distribution to minority interests                      (1,320)        (961)
    Proceeds from stock issuance                                32            -
    Proceeds from notes payable                                444        4,907
    Payments on notes payable                               (1,931)      (1,376)
                                                        ----------    ---------
Cash (used) provided by financing activities                (2,775)       2,570
                                                        ----------    ---------
Increase in cash and cash equivalents                        9,124        9,257
                                                        ==========    =========

 NOTE: Reconciliation of net earnings to the above amounts -

 Net earnings                                               11,344        3,073
 Add (deduct):
      Depreciation and amortization                          5,385        5,268
      Provision for title losses in excess
        of payments                                          4,062        1,427
      Provision for uncollectible amounts - net                722          149
      Decrease in accounts receivable - net                  6,756        5,671
      Decrease in accounts payable and accrued
        liabilities - net                                  (11,883)      (5,686)
      Minority interest expense                              1,530        1,225
      Equity in net earnings of investees                     (543)        (160)
      Realized investment gains - net                         (352)        (353)
      Stock bonuses                                            634          356
      Increase in other assets                                (915)        (801)
      Other - net                                              375           51
                                                        ----------    ---------
Cash provided by operating activities                       17,115       10,220
                                                        ==========    =========
Supplemental information:
Assets acquired (purchase method)
      Goodwill                                                  -        10,958
      Title plants                                              -         1,019
      Other                                                     -           523
Liabilities assumed                                             -        (4,815)
Common Stock issued                                             -        (2,500)
                                                        ----------    ---------
Cash paid for acquisitions                                      -         5,185
                                                        ===========    =========

                    STEWART INFORMATION SERVICES CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1:   Interim Financial Statements

   The financial information contained in this report for the three month periods ended March 31, 2002 and 2001, and as of March 31, 2002, is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of this information for all unaudited periods, consisting only of normal recurring accruals, have been made. The results of operations for the interim periods are not necessarily indicative of results for a full year.

   Certain amounts in the 2001 condensed consolidated financial statements have been reclassified for comparative purposes. Net earnings, as previously reported, was not affected.

Note 2:   Segment Information

   Our two reportable segments are title and real estate information. Selected financial information related to these segments follows:


                                        Real Estate
                          Title         Information          Total
                          -----         -----------          -----
                                       ($000 Omitted)
Revenues:
---------
Three months ended
     3/31/02             331,576          16,398            347,974
     3/31/01             231,252          14,462            245,714

Pretax Earnings:
-----------------------
Three months ended
     3/31/02              17,019           1,361             18,380
     3/31/01               4,345             663              5,008

Identifiable Assets:
--------------------
     3/31/02             637,404          40,937            678,341
    12/31/01             637,328          40,535            677,863


Note 3:   Earnings Per Share

   Our basic earnings per share figures were calculated by dividing net earnings by the weighted average number of shares of Common Stock and Class B Common Stock outstanding during the reporting period. The only potentially dilutive effect on our earnings per share related to our stock option plans.

   In calculating the effect of the options and determining a figure for diluted earnings per share, the average number of shares used in calculating basic earnings per share was increased by 147,000 for the three month period ending March 31, 2002.

Note 4:    Changes in Accounting Principles

   In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations". This statement is effective for all business combinations initiated after June 30, 2001 and requires the purchase method of accounting be used for all business combinations. The adoption of SFAS 141 has not had a material effect on our consolidated financial position or results of operations.

   In July 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets". This statement is effective for fiscal years beginning after December 15, 2001 and provides that goodwill and certain intangible assets remain on the balance sheet and not be amortized. Instead, goodwill will be tested for impairment annually and goodwill determined to be impaired will be expensed to current operations. Goodwill amortization was $541,000 for the three month period ended March 31, 2001. Goodwill amortization was $3.0 million for the year ended December 31, 2001.


Note 5:   Goodwill and Intangible Asset - Adoption of SFAS No. 142

   We adopted SFAS No. 142 on January 1, 2002. Selected financial information related to the effects of implementing SFAS No. 142 are as follows:


                                                        THREE MONTHS ENDED
                                                     -----------------------
                                                       MAR 31         MAR 31
                                                        2002           2001
                                                     --------       --------
                                              ($000 Omitted, except earnings per share)
Net Earnings:
-------------
     Net earnings                                    11,344            3,073
     Add back:  Goodwill amortization                     -              541
                                                     ------           ------
     Adjusted Net earnings                           11,344            3,614

Basic earnings per share:
-------------------------
     Net earnings                                      0.64             0.20
     Add back:  Goodwill amortization                     -             0.04
                                                     ------           ------
     Adjusted Net earnings                             0.64             0.24

Diluted earnings per share:
---------------------------
     Net earnings                                      0.63             0.20
     Add back:  Goodwill amortization                     -             0.04
                                                     ------           ------
     Adjusted Net earnings                             0.63             0.24


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

   Our primary business is title insurance. We issue policies on homes and other real property located in all 50 states, the District of Columbia and several foreign countries through more than 5,900 issuing locations. We also sell electronically delivered real estate services and information, as well as mapping products and geographic information systems, to domestic and foreign governments and private entities.

   Our business has two main segments: title and real estate information, or REI. These segments are closely related due to the nature of their operations and common customers. The segments provide services throughout the United States through a network of offices, including both direct operations and agents. Although we conduct operations in several international markets, at current levels, the contributions of the international markets are generally immaterial with respect to our consolidated financial results.

   CRITICAL ACCOUNTING POLICIES. We believe the accounting policies that are the most critical to our financial statements, and that are subject to the most judgment, are those relating to title loss reserves, premium revenue recognition and recoverability of long-lived assets, such as goodwill and title plants.

   Title loss reserves represent the aggregate future payments, net of recoveries, that we expect to incur on policy losses and in costs to settle claims. The future title loss payments are difficult to estimate due to the complex nature of title claims, the length of time over which claims are paid, the significantly varying dollar amounts of individual claims and other factors. Loss provision amounts are based on reported claims, historical loss experience, title industry averages, the current legal environment and the types of policies written. The title loss reserve is continually reviewed and adjusted, as appropriate. Independent actuaries review the adequacy of the reserve on an annual basis.

   Premiums on title insurance written by our direct title operations are recognized as revenue at the time of the closing of the related real estate transaction. Premiums on title insurance policies written by agents are recognized primarily when policies are reported to us. We also accrue for unreported policies where reasonable estimates can be made based on historical reporting patterns of agents, current trends and known information about agents.

   We review the carrying values of title plants and other long-lived assets if certain events occur that may indicate impairment. Impairment is indicated when projected undiscounted cash flows over the estimated life of the assets are less than carrying values. If impairment is determined by management, the book amounts are written down to fair value by calculating the discounted value of projected cash flows. In accordance with SFAS No. 142 "Goodwill and Other Intangible Assets" as described in note 4 to the condensed consolidated financial statements, goodwill is tested for impairment annually and goodwill determined to be impaired is expensed to current operations.

RESULTS OF OPERATIONS

   Generally, the principal factors that contribute to increases in our operating revenues for our title and REI segments include:

    o declining mortgage interest rates, which usually increase home sales and refinancing transactions;
    o   rising home prices;
    o   higher premium rates;
    o   increased market share;
    o   additional revenues from new offices and
    o   increased revenues from commercial transactions.

   These factors may override the seasonal nature of the title business. Generally, the third quarter is the most active in terms of real estate sales and the first quarter is the least active.

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

   GENERAL. According to published industry data, interest rates for 30-year fixed mortgages, excluding points, for the three months ended March 31, 2002 averaged 6.97% as compared to 7.01% for the same period a year earlier. The rates at year-end 2001 were just over 7%. In 2001, rates remained relatively stable, with rates reaching a high of 7.2% in June and reaching a low of 6.6% in October.

   Operating in these mortgage interest rate environments, real estate activity in the first three months of 2002 was very strong. Refinancing transactions remained strong in the first quarter of 2002 compared to the same period in 2001. Existing home sales increased 9.6% in the first quarter of 2002 over the same period in 2001. The ratio of refinancings to total loan applications was 49.7% for the first quarter of 2002 compared to 55.8% for the first quarter of 2001.

   TITLE REVENUES. During the first three months of 2002, our revenues from the title segment increased 43.4% in the first three months of 2002 over revenues for the same period in 2001.

   In 2002, revenues from direct operations for the first quarter increased to $146.0 million or 46.4% over revenues for the first quarter of 2001. The number of direct closings we handled in 2002 increased 47.7% over those we handled in 2001. Direct closings relate only to files closed by our underwriters and subsidiaries and do not include closings from agents. The average revenue per closing decreased 1.5% in 2002 because of the significant number of refinancings which have lower premiums than regular transactions. There were no major revenue rate changes in 2002 or 2001.

   Premiums from agency operations increased 43.5% to $180.3 million in 2002. This increase resulted primarily from increased refinancings and regular transactions handled by agents nationwide. The largest increases were in California, New York and Texas.

   REI REVENUES. Real estate information segment revenues were $16.4 million in 2002 and $14.5 million in 2001. The increase in 2002 resulted primarily from providing an increased number of post-closing services, flood services and electronic mortgage documents resulting from the increase in real estate transactions.

   INVESTMENTS. Investment income decreased 11.6% in 2002 primarily because of decreases in investment yields. Investment gains in 2002 were realized as part of the on-going management of the investment portfolio for the purpose of improving performance.

   AGENT RETENTION. The amount of revenues retained by agents, as a percentage of premiums from agents, was 82.3% and 81.6% in the years 2002 and 2001, respectively. Amounts retained by title agents are based on contracts between the agents and the title insurance underwriters of the Company. The percentage that amounts retained by agents bear to agent revenues may vary from year to year because of the geographical mix of agent operations and the volume of title revenues.

   EMPLOYEE COSTS. In 2002, employee costs for the combined business segments increased 31.8% over 2001 costs. The number of persons employed by the Company at March 31, 2002 and March 31, 2001 was approximately 7,100 and 5,900, respectively. This increase in staff in 2002 was primarily the result of acquisitions of new offices and additional staff in California.

   In the REI segment, employee costs increased in 2002 and 2001 primarily due to a continuing shift in focus to providing more post-closing services to lenders. These services are significantly more labor intensive than other REI services.

   OTHER OPERATING EXPENSES. Other operating expenses for the combined business segments increased 31.0% in 2002. The overall increase in these other operating expenses in 2002 was in new offices, REI expenses, bad debts, premium taxes and search fees.

   Other operating expenses for the combined business segments also include title plant expenses, travel, delivery costs, premium taxes, business promotion, telephone, supplies and policy forms. Most of these expenses follow, to varying degrees, the changes in transaction volume and revenues.

   Our labor and certain other operating costs are sensitive to inflation. To the extent inflation causes an increase in the price of homes and other real estate, premium revenues from the sale of these properties also increase. Premiums are determined in part by the insured values of the transactions handled by us.

   TITLE LOSSES. Provisions for title losses, as a percentage of title premiums, fees and other revenues, were 4.4% in 2002 and 4.3% in 2001. The continued improvement in industry trends in claims and a significant amount of refinancing transactions, which result in lower loss exposure, have led to lower loss ratios in recent years.

   INCOME TAXES. The provision for federal and state income taxes represented effective tax rates of 38.3% and 38.6% in 2002 and 2001, respectively.

LIQUIDITY AND CAPITAL RESOURCES

   Cash provided by operations was $17,115 and $10,220 at March 31, 2002 and 2001, respectively. Internally generated cash flow has been the primary source of financing for additions to property and equipment, expanding operations and other capital requirements. This source of financing may be supplemented by bank borrowings. We do not have any material source of liquidity and financing that involves off-balance sheet arrangements.

   A substantial majority of consolidated cash and investments is held by Stewart Title Guaranty Company and its subsidiaries. Cash transfers between Stewart Title Guaranty Company and its subsidiaries are subject to certain legal restrictions. See notes 3 and 4 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2001.

   Our liquidity, excluding Stewart Title Guaranty Company and its subsidiaries, is comprised of cash and investments aggregating $17.0 million and short-term liabilities of $360,000 at March 31, 2002. We know of no commitments or uncertainties that are reasonably likely to materially affect our ability, or the ability of our subsidiaries, to fund our short-term or long-term cash needs.

   We consider our capital resources, represented primarily by notes payable of $12.3 million and stockholders' equity of $404.2 million at March 31, 2002, to be adequate. We are not aware of any trends, either favorable or unfavorable that would materially affect the notes payable or the stockholders' equity and we do not expect any material changes to the cost of such resources. However, significant acquisitions in the future could materially affect the notes payable balance.

   FORWARD-LOOKING STATEMENTS. All statements included in this report, other than statements of historical fact, addressing activities, events or developments that we expect or anticipates will or may occur in the future, are forward-looking statements. Such forward-looking statements are subject to risks and uncertainties including, among other things, changes in mortgage interest rates, employment levels, actions of competitors, changes in real estate markets, general economic conditions, legislation (primarily legislation related to title insurance) and other risks and uncertainties discussed in our filings with the Securities and Exchange Commission.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         There have been no material changes in our investment strategies, the types of financial instruments held or the risks associated with such instruments which would materially alter the market risk disclosures made in our Annual Report on Form 10-K for the year ended December 31, 2001.

                                    PART II

                                                           Page
                                                         ----------


  Item 1.  Legal Proceedings                                10

  Item 5.  Other Information                                10

  Item 6.  Exhibits and Reports on Form 8-K                 10

ITEM 1. LEGAL PROCEEDINGS

           We are a party to routine lawsuits incidental to our business, most of which involve disputed policy claims. In many of these suits, the plaintiff seeks exemplary or treble damages in excess of policy limits based on the alleged malfeasance of one of our issuing agents. We do not expect that any of these proceedings will have a material adverse effect on our financial condition.

ITEM 5.  OTHER INFORMATION

           We paid regular quarterly cash dividends on our Common Stock from 1972 through 1999. During 1999, the Board of Directors approved a plan to repurchase up to 5 percent (680,000 shares) of our outstanding Common Stock. The Board also determined that our regular quarterly dividend should be discontinued in favor of returning those and additional funds to stockholders through a stock repurchase plan. Under this plan, we repurchased 116,900 shares of Common Stock during 2000. No repurchases were made during 2001 or the first three months of 2002.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

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

*  10.1 -  Summary of agreements as to payment of bonuses to certain executive officers (incorporated by reference in this report from Exhibit 10.1 of Annual Report on 10-K for the fiscal year ended December 31, 2001)

*  10.2 -  Deferred Compensation Agreements dated March 10, 1986, amended July
           24, 1990 and October 30, 1992, between the Registrant and certain executive officers (incorporated by reference in this report from Exhibit 10.2 of Annual Report on Form 10-K for the fiscal year ended December 31, 1997)

*  10.3 -  Stewart Information Services Corporation 1999 Stock Option Plan
           (incorporated by reference in this report from Exhibit 10.3 of Annual Report on Form 10-K for the year ended December 31, 1999)

*  10.4 -  Stewart Information Services Corporation 2002 Stock Option Plan for
           Region Managers

   99.1 -  Details of Investments at March 31, 2002 and 2001


* A management compensation plan, contract or arrangement.


   There were no reports on Form 8-K filed during the quarter ended March 31, 2002.

                                   SIGNATURE




Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


May 14, 2002
----------------
    Date



                                  Stewart Information Services Corporation
                                  ----------------------------------------
                                                               (Registrant)




                              By:      /S/         MAX  CRISP
                                 -----------------------------------------
                                                                 Max Crisp
                              (Executive Vice President-Finance, Secretary,
                                Treasurer, Director and Principal Financial
                                                    and Accounting Officer)

                                INDEX TO EXHIBITS

   EXHIBIT
   NUMBER                     DESCRIPTION
   -------                    -----------
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

        4.  -         Rights of Common and Class B Common Stockholders

    *  10.1 -         Summary of agreements as to payment of bonuses to certain
                      executive officers (incorporated by reference in this
                      report from Exhibit 10.1 of Annual Report on Form 10-K for the fiscal year ended December 31, 2001)

    *  10.2 -         Deferred Compensation Agreements dated March 10, 1986,
                      amended July 24, 1990 and October 30, 1992, between the
                      Registrant and certain executive officers (incorporated by reference in this report from Exhibit 10.2 of Annual
                      Report on Form 10-K for the fiscal year ended December 31,
                      1997)

    *  10.3 -         Stewart Information Services Corporation 1999 Stock Option
                      Plan (incorporated by reference in this report from
                      Exhibit 10.3 of Annual Report on Form 10-K for the fiscal
                      year ended December 31, 1999)

    *  10.4 -         Stewart Information Services Corporation 2002 Stock
                      Option Plan for Region Managers

       99.1 -         Details of Investments at March 31, 2002 and 2001

* A management compensation plan, contract or arrangement.