Form 10-Q
period 2002-06-30
STEWART INFORMATION SERVICES CORP
filed 2002-08-13
CIK 94344

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549




(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended June 30, 2002



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



              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.   Yes  X     No
                            ---       ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 2002.

                              Common            16,595,651
                      Class B Common             1,050,012

                                    FORM 10-Q
                                QUARTERLY REPORT
                           Quarter Ended June 30, 2002


                                TABLE OF CONTENTS

Item No.                                                                  Page
--------                                                                  ----

                         Part I - FINANCIAL INFORMATION


  1.             Financial Statements                                       1

  2.             Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                        6

  3.             Quantitative and Qualitative Disclosures About
                 Market Risk                                                9


                           Part II - OTHER INFORMATION


  1.             Legal Proceedings                                         10

  4.             Submission of Matters to a Vote of Security Holders       10

  5.             Other Information                                         10

  6.             Exhibits and Reports on Form 8-K                          11


                 Signature                                                 12


As used in this report, "we", "us", "our" and "Stewart" mean Stewart Information Services Corporation and our subsidiaries unless the context indicates otherwise.

                    STEWART INFORMATION SERVICES CORPORATION

    CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE EARNINGS
                      FOR THE QUARTERS AND SIX MONTHS ENDED
                             JUNE 30, 2002 and 2001


                                   SECOND QUARTER              SIX MONTHS
                               ----------------------     ----------------------
                                 2002          2001         2002          2001
                               --------      --------     --------      --------
                                   ($000 Omitted)            ($000 Omitted)
Revenues
    Title insurance:
         Direct operations      153,775       136,326      300,338       236,614
         Agency operations      232,271       157,887      412,543       283,484
                               --------      --------     --------      --------
                                386,046       294,213      712,881       520,098

    Real estate information
      services                   17,364        16,902       33,248        30,833
                               --------      --------     --------      --------
    Total operating revenues    403,410       311,115      746,129       550,931

    Investment income             4,593         4,500        9,496        10,045
    Investment gains - net          235            45          587           398
                               --------      --------     --------      --------
                                408,238       315,660      756,212       561,374

Expenses
    Amounts retained by
      agents                    188,560       128,858      336,849       231,315
    Employee costs              105,979        90,916      210,544       170,268
    Other operating
      expenses                   60,217        50,179      115,421        92,329
    Title losses and
      related claims             16,702        11,917       31,068        21,512
    Depreciation                  5,243         4,770       10,628         9,497
    Goodwill                         --           828           --         1,369
    Interest                        260           784          515         1,443
    Minority interests            2,534         2,171        4,064         3,396
                               --------      --------     --------      --------
                                379,495       290,423      709,089       531,129
                               --------      --------     --------      --------

Earnings before taxes            28,743        25,237       47,123        30,245
Income taxes                     11,032         9,799       18,068        11,734
                               --------      --------     --------      --------

Net earnings                     17,711        15,438       29,055        18,511
                               ========      ========     ========      ========

Average number of
  shares outstanding -
  assuming dilution (000)        17,935        15,385       17,945        15,327

Earnings per share - basic         1.00          1.01         1.63          1.22

Earnings per share - diluted       0.99          1.00         1.62          1.21
                               ========      ========     ========      ========
Comprehensive earnings:
Net earnings                     17,711        15,438       29,055        18,511
Changes in unrealized
  investment gains
  (losses), net of taxes
  of $2,103, $(590),
  $848 and $571                   3,904        (1,095)       1,574         1,060
                               --------      --------     --------      --------
Comprehensive earnings           21,615        14,343       30,629        19,571
                               ========      ========     ========      ========


See notes to condensed consolidated financial statements.

                    STEWART INFORMATION SERVICES CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2002 AND DECEMBER 31, 2001



                                                          JUN 30         DEC 31
                                                           2002           2001
                                                         --------       --------
                                                             ($000 Omitted)
Assets
    Cash and cash equivalents                              76,578         60,706
    Short-term investments                                 58,591         56,267
    Investments - statutory reserve funds                 269,093        239,084
    Investments - other                                    68,506         86,046
    Receivables                                            47,573         52,036
    Property and equipment                                 47,909         48,772
    Title plants                                           39,419         37,715
    Goodwill                                               55,983         52,971
    Deferred income taxes                                      --          4,288
    Other                                                  41,929         39,978
                                                         --------       --------

                                                          705,581        677,863
                                                         ========       ========

Liabilities
    Notes payable                                          15,765         13,794
    Accounts payable and accrued liabilities               46,288         57,752
    Deferred income taxes                                     859             --
    Estimated title losses                                209,966        202,544
    Minority interests                                      9,721          9,233

Contingent liabilities and commitments

Stockholders' equity
    Common and Class B Common Stock and
      additional paid-in capital                          133,911        133,157
    Retained earnings                                     287,299        258,746
    Accumulated other comprehensive earnings                5,503          4,149
    Treasury stock - 316,900 shares at June 30, 2002
      and 116,900 shares at December 31, 2001, at cost     (3,731)        (1,512)
                                                         --------       --------
      Total stockholders' equity ($23.97 per share at
        June 30, 2002)                                    422,982        394,540
                                                         --------       --------

                                                          705,581        677,863
                                                         ========       ========



See notes to condensed consolidated financial statements.

                    STEWART INFORMATION SERVICES CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001


                                                            2002          2001
                                                          -------       -------
                                                              ($000 Omitted)
    Cash provided by operating activities (Note)           42,585        44,566

    Investing activities:
         Purchases of property and
          equipment and title plants - net                (10,918)       (8,184)
         Proceeds from investments matured
          and sold                                         56,600        44,094
         Purchases of investments                         (68,385)      (40,187)
         Increases in notes receivable                     (1,202)       (1,402)
         Collections on notes receivable                    1,551         1,734
         Cash received (paid) for the
          acquisition of subsidiaries - net                   190        (6,661)
                                                          -------       -------
    Cash used by investing activities                     (22,164)      (10,606)


    Financing activities:
         Distribution to minority interests                (3,395)       (2,590)
         Proceeds from issuance of stock                      122            92
         Proceeds from notes payable                        1,452         8,633
         Payments on notes payable                         (2,728)       (5,089)
                                                          -------       -------
    Cash (used) provided by financing
       activities                                          (4,549)        1,046
                                                          -------       -------

    Increase in cash and cash equivalents                  15,872        35,006
                                                          =======       =======


     NOTE:  Reconciliation of net earnings
            to the above amounts -

     Net earnings                                          29,055        18,511
     Add (deduct):
           Depreciation and amortization                   10,628        10,866
           Provision for title losses in
             excess of payments                             7,422           788
           Provision for uncollectible
              amounts - net                                   918          (140)
           Decrease in accounts receivable - net            3,344         1,634
           (Decrease) increase in accounts
              payable and accrued liabilities - net        (7,483)       11,876
           Minority interest expense                        4,064         3,396
           Equity in net earnings of investees             (1,417)       (1,159)
           Realized investment gains - net                   (587)         (398)
           Stock bonuses                                      631           416
           Increase in other assets                        (3,778)       (2,095)
           Other - net                                       (212)          871
                                                          -------       -------

     Cash provided by operating activities                 42,585        44,566
                                                          =======       =======
Supplemental information:
     Assets acquired (purchase method)
           Goodwill                                         1,699         9,138
           Title plants                                       307         4,906
           Other                                           (1,216)        1,965
     Liabilities assumed                                     (453)       (1,439)
     Common Stock acquired (issued)                         2,721        (2,900)
     Debt issued to sellers                                (3,248)       (5,009)
                                                          -------       -------
     Cash (received) paid for acquisitions                   (190)        6,661
                                                          =======       =======



See notes to condensed consolidated financial statements.

                    STEWART INFORMATION SERVICES CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1:   Interim Financial Statements

The financial information contained in this report for the three and six month periods ended June 30, 2002 and 2001, and as of June 30, 2002, is unaudited. In the opinion of our management, all adjustments necessary for a fair presentation of this information for all unaudited periods, consisting only of normal recurring accruals, have been made. The results of operations for the interim periods are not necessarily indicative of results for a full year. This report should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Certain amounts in the 2001 condensed consolidated financial statements have been reclassified for comparative purposes. Net earnings, as previously reported, were not affected.


Note 2:   Segment Information

Our two reportable segments are title and real estate information. Selected financial information related to these segments follows:


                                        Real estate
                          Title         information          Total
                          -----         -----------          -----
                                       ($000 Omitted)
Revenues:
---------
Three months ended
     6/30/02             390,874          17,364            408,238
     6/30/01             298,758          16,902            315,660

Six months ended
     6/30/02             722,964          33,248            756,212
     6/30/01             530,541          30,833            561,374

Pretax earnings:
----------------
Three months ended
     6/30/02              26,740           2,003             28,743
     6/30/01              22,884           2,353             25,237

Six months ended
     6/30/02              43,682           3,441             47,123
     6/30/01              27,298           2,947             30,245

Identifiable assets:
--------------------
     6/30/02             666,979          38,602            705,581
    12/31/01             639,282          38,581            677,863


Note 3:   Earnings Per Share

Our basic earnings per share figures were calculated by dividing net earnings by the weighted average number of shares of Common Stock and Class B Common Stock outstanding during the reporting period. The only potentially dilutive effect on earnings per share relates to our stock option plans.

In calculating the effect of the options and determining a figure for diluted earnings per share, the average number of shares used in calculating basic earnings per share was increased by 158,000 and 140,000 for the three month periods ended June 30, 2002 and 2001, respectively and 152,000 and 148,000 for the six months ended June 30, 2002 and 2001, respectively.

Note 4:   Equity in Investees

The amount of earnings from equity investments was $0.9 million and $1.0 million for the three month periods ended June 30, 2002 and 2001, respectively and $1.4 million and $1.2 million for the six month periods ended June 30, 2002 and 2001, respectively. These amounts are included in "title insurance revenues - direct operations" in the condensed consolidated statements of earnings and comprehensive earnings.


Note 5:   Changes in Accounting Principles

In August 2001, The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for Impairment or Disposal of Long-Lived Assets". This statement is effective for fiscal years beginning after December 15, 2001 and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The adoption of SFAS 144 will not have a material effect on our consolidated financial position or results of operations.

Note 6:   Goodwill and Intangible Assets - Adoption of SFAS No. 142

We adopted SFAS No. 142 "Goodwill and Other Intangible Assets" on January 1, 2002 and stopped amortizing goodwill prospectively. Selected financial information reflects the pro forma earnings assuming the provisions of SFAS No. 142 had been applied prior to January 1, 2002:

                                           SECOND QUARTER         SIX MONTHS
                                         -------------------  -----------------
                                           2002        2001     2002      2001
                                          -------    -------  -------    ------
                                       ($000 Omitted, except earnings per share)
Net Earnings:
-------------

     Net earnings                           17,711    15,438   29,055     18,511
     Add back:  Goodwill amortization,
        net of tax                              --       819       --      1,352
                                         ---------  -------- --------  ---------
     Pro forma net earnings                 17,711    16,257   29,055     19,863


Basic earnings per share:
-------------------------

     Net earnings                             1.00      1.01     1.63       1.22
     Add back:  Goodwill amortization           --      0.05       --       0.09
                                         ---------  -------- --------  ---------
     Pro forma net earnings                   1.00      1.06     1.63       1.31


Diluted earnings per share:
---------------------------

     Net earnings                             0.99      1.00     1.62       1.21
     Add back:  Goodwill amortization           --      0.05       --       0.09
                                         ---------  -------- --------  ---------
     Pro forma net earnings                   0.99      1.05     1.62       1.30

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

   Our primary business is title insurance. We issue policies on homes and other real property located in all 50 states, the District of Columbia and several foreign countries through more than 6,000 issuing locations. We also sell electronically delivered real estate services and information, as well as mapping products and geographic information systems, to domestic and foreign governments and private entities.

   Our business has two main segments: title and real estate information ("REI"). These segments are closely related due to the nature of their operations and common customers. The segments provide services throughout the United States through a network of offices, including both direct operations and agents. Although we conduct operations in several international markets, at current levels the contributions of the international markets are generally immaterial with respect to our consolidated financial results.


CRITICAL ACCOUNTING POLICIES

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

   We review the carrying values of title plants and other long-lived assets if certain events occur that may indicate impairment. Impairment is indicated when projected undiscounted cash flows over the estimated life of the assets are less than carrying values. If impairment is determined by management, the book amounts are written down to fair value by calculating the discounted value of projected cash flows. In accordance with SFAS No. 142 "Goodwill and Other Intangible Assets", goodwill is tested for impairment annually and goodwill determined to be impaired is expensed to current operations.


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

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

   GENERAL. According to published industry data, interest rates for 30-year fixed mortgages, excluding points, for the six months ended June 30, 2002 averaged 6.9% as compared to 7.1% for the same period a year earlier. The rates at year-end 2001 were just over 7%. In 2001, rates remained relatively stable, with rates reaching a high of 7.2% in May and reaching a low of 6.5% in November. For the first six months of 2002, rates remained relatively stable, with rates reaching a high of 7.2% in March and a low of 6.6% in June.

   Operating in these mortgage interest rate environments, real estate activity in the first six months of 2002 was strong. Refinancing transactions remained strong in the first two quarters of 2002 compared to the same period in 2001. Existing home sales increased 6.9% in the first six months of 2002 over the same period in 2001. The ratio of refinancings to total loan applications was 46.5% for the first six months of 2002 compared to 52.2% for the first six months of 2001.

   TITLE REVENUES. Our revenues from the title segment increased 37.1% in the first six months of 2002 over revenues for the same period in 2001.

   In 2002, revenues from direct operations for the first six months increased to $300.3 million or 26.9% over revenues for the first six months of 2001. The number of direct closings we handled in 2002 increased 25.2% over those we handled in 2001. Direct closings relate only to files closed by our underwriters and subsidiaries and do not include closings from agents. The average revenue per closing increased 1.1% in 2002 because of the slight reduction in refinancings, which have lower premiums than regular transactions. There were no major revenue rate changes in 2002 or 2001.

   Premiums from agency operations increased 45.5% to $412.5 million in 2002. This increase resulted primarily from increased refinancings and regular transactions handled by agents nationwide. The largest increases were in California, Texas and New York.

   REI REVENUES. Real estate information segment revenues were $33.2 million in 2002 and $30.8 million in 2001. The increase in 2002 resulted primarily from providing an increased number of post-closing services, flood services and electronic mortgage documents resulting from the increase in real estate transactions.

   INVESTMENTS. Investment income decreased 3.4% in 2002 primarily because of decreases in investment yields. We realized a gain on the sale of investment real estate during the second quarter, but it was offset by a comparable after-tax loss of $1.2 million on the sale of WorldCom bonds. Investment gains in 2002 were realized as part of the on-going management of the investment portfolio for the purpose of improving performance.

   AGENT RETENTION. The amount of revenues retained by agents, as a percentage of premiums from agents, was 81.7% and 81.6% in the years 2002 and 2001, respectively. Amounts retained by title agents are based on contracts between the agents and the title insurance underwriters of the Company. The percentage that amounts retained by agents bear to agent revenues may vary from year to year because of the geographical mix of agent operations and the volume of title revenues.

   EMPLOYEE COSTS. In 2002, employee costs for the combined business segments increased 23.7% over 2001 costs. The number of persons employed by the Company at June 30, 2002 and June 30, 2001 was approximately 7,200 and 6,300, respectively. This increase in staff in 2002 was primarily the result of acquisitions of new offices and additional staff in California.

   In the REI segment, employee costs increased in 2002 and 2001 primarily due to a continuing shift in focus to providing more post-closing services to lenders. These services are significantly more labor intensive than other REI services.

   OTHER OPERATING EXPENSES. Other operating expenses for the combined business segments increased 25.0% in 2002. The overall increase in these other operating expenses in 2002 was in new offices, premium taxes, search fees and computer expenses. Other operating expenses for the combined business segments also include title plant expenses, travel, delivery costs, rent, business promotion, telephone, supplies and policy forms. Most of these expenses follow, to varying degrees, the changes in transaction volume and revenues.

   Our labor and certain other operating costs are sensitive to inflation. To the extent inflation causes an increase in the price of homes and other real estate, premium revenues from the sale of these properties also increase. Premiums are determined in part by the insured values of the transactions handled by us.

   TITLE LOSSES. Provisions for title losses, as a percentage of title insurance revenues, were 4.4% in 2002 and 4.1% in 2001. The continued improvement in industry trends in claims and a significant amount of refinancing transactions, which result in lower loss exposure, have led to lower loss ratios in the last five years.

   INCOME TAXES. The provision for federal and state income taxes represented effective tax rates of 38.3% and 38.8% in 2002 and 2001, respectively.


THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

   GENERAL. According to published industry data, interest rates for 30-year fixed mortgages, excluding points, for the three months ended June 30, 2002 averaged 6.8% as compared to 7.1% for the same period in 2001.

   Because of a favorable mortgage interest rate environment, real estate activity in the second quarter of 2002 was strong. Refinancing transactions remained strong in the second quarter of 2002 compared to the same period in 2001. The ratio of refinancings to total loan applications was 42.7% for the second quarter of 2002 compared to 47.4% for the second quarter of 2001. Existing home sales increased 4.2% in the second quarter of 2002 over the same period in 2001.

   TITLE REVENUES. Our revenues from the title segment increased 31.2% in the second quarter of 2002 over the same period in 2001.

   Revenues from direct operations increased 12.8% to $153.8 million for the second quarter of 2002 compared to the second quarter of 2001. The number of direct closings we handled increased 7.8% in the second quarter of 2002 compared to the same period in 2001. Direct closings relate only to files that our underwriters and subsidiaries close and do not include closings by agents. The average revenue per direct closing increased 4.5% in the second quarter of 2002 compared to the same period in 2001 because of the slight reduction in refinancings which have lower premiums than regular transactions. There were no major revenue rate changes in the second quarter of 2002 or 2001.

   Premiums from agency operations increased 47.1% to $232.3 million for the second quarter of 2002 compared to the same period in 2001. The increase resulted primarily from increased refinancings and regular transactions handled by agents nationwide. The largest increases were in California, Texas and New York.

   REI REVENUES. Real estate information revenues were $17.4 million for the second quarter of 2002 and $16.9 million for the second quarter of 2001. The increase resulted primarily from providing an increased number of post-closing services, Section 1031 tax-deferred exchanges and electronic mortgage documents resulting from the increase in real estate transactions.

   INVESTMENTS. Investment income increased 6.2% in the second quarter of 2002 compared to the second quarter of 2001 primarily because of increases in investment yields. We realized a gain on the sale of investment real estate during the second quarter, but it was offset by a comparable after-tax loss of $1.2 million on the sale of WorldCom bonds. Investment gains during this period were realized as part of the ongoing management of the investment portfolio for the purpose of improving performance.

   AGENT RETENTION. The amounts retained by agents, as a percentage of premiums from agents, were 81.2% and 81.6% in the second quarters of 2002 and 2001, respectively. Amounts retained by title agents are based on contracts between agents and our title insurance underwriters. The percentage that amounts retained by agents bears to agent revenues may vary from year to year because of the geographical mix of agent operations and the volume of title revenues.

   EMPLOYEE COSTS. Employee costs for the combined business segments increased 16.6% in the second quarter of 2002 compared to the same period in 2001. The number of persons we employed at June 30, 2002 and June 30, 2001 was approximately 7,200 and 6,300, respectively. The increase in staff was primarily the result of acquisitions of new offices and additional staff in California.

   In the REI segment, employee costs increased in the second quarter of 2002 over 2001 primarily due to a continuing shift in focus to providing more post-closing services to lenders. These services are significantly more labor intensive.

   OTHER OPERATING EXPENSES. Other operating expenses for the combined business segments increased 20.0% in the second quarter of 2002. The increase in other operating expenses for the combined business segments during this period resulted from new offices, premium taxes, computer expenses and search fees. Other operating expenses also include title plant expenses, travel, delivery costs, rent, business promotion, REI expenses, telephone, supplies and policy forms. Most of these expenses follow, to varying degrees, the changes in transaction volume and revenues.

   Our labor and certain other operating costs are sensitive to inflation. To the extent inflation causes increases in the prices of homes and other real estate, premium revenues also increase. Premiums are determined in part by the insured values of the transactions we handle.

   TITLE LOSSES. For the second quarter, provisions for title losses, as a percentage of title insurance revenues, were 4.3% in 2002 and 4.1% in 2001. The continued improvement in industry trends in claims and increases in refinancing transactions, which result in lower loss exposure, have led to lower loss ratios in recent years.

   INCOME TAXES. The provision for federal and state income taxes represented effective tax rates of 38.4% and 38.8% in the second quarters of 2002 and 2001, respectively.


LIQUIDITY AND CAPITAL RESOURCES

   Cash provided by operations was $42,585 and $44,566 for the six month periods ended June 30, 2002 and 2001, respectively. Internally generated cash flow has been the primary source of financing for additions to property and equipment, expanding operations and other capital requirements. This source of financing may be supplemented by bank borrowings. We do not have any material source of liquidity and financing that involves off-balance sheet arrangements.

   A substantial majority of consolidated cash and investments is held by Stewart Title Guaranty Company and its subsidiaries. Cash transfers between Stewart Title Guaranty Company and its subsidiaries are subject to certain legal restrictions. See notes 3 and 4 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2001.

   Our liquidity, excluding Stewart Title Guaranty Company and its subsidiaries, is comprised of cash and investments aggregating $16.5 million and short-term liabilities of $574,000 at June 30, 2002. We know of no commitments or uncertainties that are reasonably likely to materially affect our ability, or the ability of our subsidiaries, to fund our short-term or long-term cash needs.

   We consider our capital resources, represented primarily by notes payable of $15.8 million and stockholders' equity of $423.0 million at June 30, 2002, to be adequate. We are not aware of any trends, either favorable or unfavorable that would materially affect the notes payable or the stockholders' equity and we do not expect any material changes to the cost of such resources. However, significant acquisitions in the future could materially affect the notes payable balance.

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


Item 3:  Quantitative and Qualitative Disclosures About Market Risk

   There have been no material changes in our investment strategies, types of financial instruments held or the risks associated with such instruments which would materially alter the market risk disclosures made in our Annual Statement on Form 10-K for the year ended December 31, 2001.

                           PART II - OTHER INFORMATION


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   (a) Our Annual Meeting of Stockholders was held on April 26, 2002 for the purpose of electing our board of directors. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitations.

   (c) Brief description of each matter voted upon:

                  Election of directors.

                  A.       Directors Elected by Common Stockholders:

                                               Number of Shares
                                        ------------------------------
                                         Votes For      Votes Withheld
                                        ----------      --------------
              Lloyd Bentsen, III        14,613,873          80,350
              Nita B. Hanks             14,621,705          72,518
              Dr. E. Douglas Hodo       14,608,203          86,020
              Gov. John P. LaWare       14,623,993          70,230
              Dr. W. Arthur Porter      14,621,032          73,191

                  B.       Directors Elected by Class B Common Stockholders:



                                               Number of Shares
                                        ------------------------------
                                         Votes For      Votes Withheld
                                        ----------      --------------
              Max Crisp                  1,050,012            0
              Paul W. Hobby              1,050,012            0
              Malcolm S. Morris          1,050,012            0
              Stewart Morris, Jr.        1,050,012            0


ITEM 5.  OTHER INFORMATION

   We paid regular quarterly cash dividends on our common stock from 1972 through 1999. During 1999, our Board of Directors approved a plan to repurchase up to 5 percent (680,000 shares) of our outstanding common stock. Our Board also decided to discontinue our regular quarterly dividend in favor of returning those and additional funds to stockholders' equity through the stock repurchase plan. Under this plan, we repurchased 116,900 shares of common stock during 2000. We did not repurchase any shares of our common stock in 2001 or in the first six months of 2002.

   An additional 200,000 shares of treasury stock was acquired in the second quarter of 2002 as a result of the consolidation of a majority owned subsidiary which was previously held as an equity method investment. The treasury stock is held as collateral to a note payable of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         3.1    -  Certificate of Incorporation of the Registrant, as amended March
                   19, 2001 (incorporated by reference in this report from Exhibit 3.1 of Annual Report on Form 10-K for the fiscal year ended December
                   31, 2000)

         3.2    -  By-Laws of the Registrant, as amended March 13, 2000
                   (incorporated by reference in this report from Exhibit 3.2 of Annual Report on Form 10-K for the fiscal year ended December
                   31, 2000)

         4.     -  Rights of Common and Class B Common Stockholders

*       10.1    -  Summary of agreements as to payment of bonuses to certain executive officers (incorporated by reference in this report from Exhibit
                   10.1 of Annual Report on Form 10-K for the fiscal year ended
                   December 31, 2001)

*       10.2    -  Deferred Compensation Agreements dated March 10, 1986, amended July
                   24, 1990 and October 30, 1992, between the Registrant and certain executive officers (incorporated by reference in this report from
                   Exhibit 10.2 of Annual Report on Form 10-K for the fiscal year ended December 31, 1997)

*       10.3    -  Stewart Information Services Corporation 1999 Stock Option Plan
                   (incorporated by reference in this report from Exhibit 10.3 of
                   Annual Report on Form 10-K for the fiscal year ended December 31,
                   1999)

*       10.4    -  Stewart Information Services Corporation 2002 Stock Option Plan for
                   Region Managers (incorporated by reference in this report from
                   Exhibit 10.4 of Quarterly Report on Form 10-Q for the quarter ended
                   March 31, 2002)

        99.1    -  Details of Investments at June 30, 2002 and December 31, 2001

        99.2    -  Certificate of Co-Chief Executive Officers pursuant to Section
                   906(a) of the Sarbanes-Oxley Act of 2002

        99.3    -  Certificate of Co-Chief Executive Officers pursuant to Section
                   906(a) of the Sarbanes-Oxley Act of 2002

        99.4    -  Certificate of Chief Financial Officer pursuant to Section 906(a)
                   of the Sarbanes-Oxley Act of 2002

* A management compensation plan, contract or arrangement.


   There were no reports on Form 8-K filed during the quarter ended June 30, 2002.

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



                                        Stewart Information Services Corporation
                                        ----------------------------------------
                                                                    (Registrant)



August 9, 2002
----------------
    Date




                                        /s/           MAX CRISP
                                        ----------------------------------------
                                                                       Max Crisp
                                             (Executive Vice President and Chief
                                         Financial Officer, Secretary-Treasurer,
                                            Director and Principal Financial and
                                                             Accounting Officer)

INDEX TO EXHIBITS



       EXHIBIT
       NUMBER                     DESCRIPTION
       -------                    -----------
         3.1    -  Certificate of Incorporation of the Registrant, as amended March
                   19, 2001 (incorporated by reference in this report from Exhibit 3.1 of Annual Report on Form 10-K for the fiscal year ended December
                   31, 2000)

         3.2    -  By-Laws of the Registrant, as amended March 13, 2000
                   (incorporated by reference in this report from Exhibit 3.2 of Annual Report on Form 10-K for the fiscal year ended December
                   31, 2000)

         4.     -  Rights of Common and Class B Common Stockholders

*       10.1    -  Summary of agreements as to payment of bonuses to certain executive officers (incorporated by reference in this report from Exhibit
                   10.1 of Annual Report on Form 10-K for the fiscal year ended
                   December 31, 2001)

*       10.2    -  Deferred Compensation Agreements dated March 10, 1986, amended July
                   24, 1990 and October 30, 1992, between the Registrant and certain executive officers (incorporated by reference in this report from
                   Exhibit 10.2 of Annual Report on Form 10-K for the fiscal year ended December 31, 1997)

*       10.3    -  Stewart Information Services Corporation 1999 Stock Option Plan
                   (incorporated by reference in this report from Exhibit 10.3 of
                   Annual Report on Form 10-K for the fiscal year ended December 31,
                   1999)

*       10.4    -  Stewart Information Services Corporation 2002 Stock Option Plan for
                   Region Managers (incorporated by reference in this report from
                   Exhibit 10.4 of Quarterly Report on Form 10-Q for the quarter ended
                   March 31, 2002)

        99.1    -  Details of Investments at June 30, 2002 and December 31, 2001

        99.2    -  Certificate of Co-Chief Executive Officers pursuant to Section
                   906(a) of the Sarbanes-Oxley Act of 2002

        99.3    -  Certificate of Co-Chief Executive Officers pursuant to Section
                   906(a) of the Sarbanes-Oxley Act of 2002

        99.4    -  Certificate of Chief Financial Officer pursuant to Section 906(a)
                   of the Sarbanes-Oxley Act of 2002


   * A management compensation plan, contract or arrangement.