Form 10-Q
period 2002-09-30
STEWART INFORMATION SERVICES CORP
filed 2002-11-05
CIK 94344

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549



(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 2002


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.  Yes  X   No
                           ---     ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 2002.

                              Common            16,676,882
                      Class B Common             1,050,012

                                    FORM 10-Q
                                QUARTERLY REPORT
                        Quarter Ended September 30, 2002




                                TABLE OF CONTENTS
                                -----------------



Item No.                                                                  Page
--------                                                                  ----

                         Part I - FINANCIAL INFORMATION


  1.             Financial Statements                                       1

  2.             Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                        6

  3.             Quantitative and Qualitative Disclosures About
                 Market Risk                                                9

  4.             Controls and Procedures                                   10



                          Part II - OTHER INFORMATION


  1.             Legal Proceedings                                         11

  5.             Other Information                                         11

  6.             Exhibits and Reports on Form 8-K                          12


                 Signature                                                 13

                 Certifications Pursuant to Section 302(a) of the
                 Sarbanes-Oxley Act of 2002                                14






As used in this report, "we", "us", "our" and "Stewart" mean Stewart Information Services Corporation and our subsidiaries unless the context indicates otherwise.

                    STEWART INFORMATION SERVICES CORPORATION

    CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE EARNINGS
                     FOR THE QUARTERS AND NINE MONTHS ENDED
                          SEPTEMBER 30, 2002 and 2001


                                                   THIRD QUARTER                NINE MONTHS
                                                -------------------         --------------------
                                                  2002       2001             2002        2001
                                                --------   --------         ---------   --------
                                                  ($000 Omitted)               ($000 Omitted)
Revenues
    Title insurance:
         Direct operations                       175,395    134,901           474,623    371,515
         Agency operations                       275,398    183,893           687,941    467,377
                                                --------   --------         ---------   --------
                                                 450,793    318,794         1,162,564    838,892

    Real estate information services              18,376     16,240            51,624     47,073
                                                --------   --------         ---------   --------
    Total operating revenues                     469,169    335,034         1,214,188    885,965

    Investment income                              5,665      4,748            15,161     14,793
    Investment (losses) gains - net               (1,421)       372              (834)       770
                                                --------   --------         ---------   --------
                                                 473,413    340,154         1,228,515    901,528

Expenses
    Amounts retained by agents                   228,384    151,830           565,233    383,145
    Employee costs                               114,898     94,453           325,442    264,721
    Other operating expenses                      65,925     50,241           180,236    142,570
    Title losses and related claims               20,882     13,243            51,950     34,755
    Depreciation                                   5,196      5,171            15,824     14,668
    Goodwill                                           -        540                 -      1,909
    Interest                                         246        605               761      2,048
    Minority interests                             2,445      1,792             6,509      5,188
                                                --------   --------         ---------   --------
                                                 437,976    317,875         1,145,955    849,004
                                                --------   --------         ---------   --------

Earnings before taxes                             35,437     22,279            82,560     52,524
Income taxes                                      13,840      9,276            31,908     21,010
                                                --------   --------         ---------   --------

Net earnings                                      21,597     13,003            50,652     31,514
                                                ========   ========         =========   ========



Average number of shares outstanding -
    assuming dilution (000)                       17,729     16,751            17,836     15,806

Earnings per share - basic                          1.22       0.78              2.86       2.01

Earnings per share - diluted                        1.22       0.78              2.84       1.99
                                                ========  =========         =========   ========
Comprehensive earnings:
Net earnings                                      21,597     13,003            50,652     31,514
Changes in other comprehensive earnings,
net of taxes of $3,154, $1,418,
$3,883 and $1,988                                  5,857      2,633             7,211      3,693
                                                --------   --------         ---------   --------
Comprehensive earnings                            27,454     15,636            57,863     35,207
                                                ========  =========         =========   ========


See notes to condensed consolidated financial statements.

                    STEWART INFORMATION SERVICES CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2002 AND DECEMBER 31, 2001



                                                                       SEP 30        DEC 31
                                                                        2002          2001
                                                                     ----------    ----------
                                                                          ($000 Omitted)
      Assets
          Cash and cash equivalents                                     98,470        60,706
          Short-term investments                                        63,314        56,267
          Investments - statutory reserve funds                        290,041       239,084
          Investments - other                                           67,454        86,046
          Receivables                                                   54,448        52,036
          Property and equipment                                        49,673        48,772
          Title plants                                                  40,235        37,715
          Goodwill                                                      57,382        52,971
          Deferred income taxes                                              -         4,288
          Other                                                         42,605        39,978
                                                                    ----------    ----------

                                                                       763,622       677,863
                                                                    ==========    ==========



      Liabilities
          Notes payable                                                 18,189        13,794
          Accounts payable and accrued liabilities                      56,766        57,752
          Deferred income taxes                                          6,661             -
          Estimated title losses                                       221,358       202,544
          Minority interests                                            10,085         9,233

      Contingent liabilities and commitments

      Stockholders' equity
          Common and Class B Common Stock and
            additional paid-in capital                                 133,913       133,157
          Retained earnings                                            309,195       258,746
          Accumulated other comprehensive earnings                      11,360         4,149
          Treasury stock - 325,669 shares at September 30, 2002
          and 116,900 shares at December 31, 2001, at cost              (3,905)       (1,512)

                                                                    ----------   -----------
            Total stockholders' equity ($25.55 per share at
              September 30, 2002)                                      450,563       394,540
                                                                    ----------   -----------

                                                                       763,622       677,863
                                                                    ==========   ===========




See notes to condensed consolidated financial statements.

                    STEWART INFORMATION SERVICES CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001


                                                                            2002         2001
                                                                          ---------    ---------
                                                                               ($000 Omitted)
    Cash provided by operating activities (Note)                             92,418       80,835


    Investing activities:
         Purchases of property and equipment and title plants - net         (17,835)     (12,906)
         Proceeds from investments matured and sold                          83,519       73,195
         Purchases of investments                                          (112,684)    (135,283)
         Increases in notes receivable                                       (3,013)      (2,138)
         Collections on notes receivable                                      2,021        9,616
         Cash paid for the acquisition of subsidiaries - net                 (2,185)      (7,057)
                                                                          ---------    ---------
    Cash used by investing activities                                       (50,177)     (74,573)


    Financing activities:
         Distribution to minority interests                                  (5,526)      (4,106)
         Proceeds from issuance of stock                                        122       44,727
         Proceeds of notes payable                                            4,644        8,582
         Payments on notes payable                                           (3,717)     (31,431)
                                                                          ---------    ---------
    Cash (used) provided by financing activities                             (4,477)      17,772
                                                                          ---------    ---------

    Increase in cash and cash equivalents                                    37,764       24,034
                                                                          =========    =========


     NOTE:  Reconciliation of net earnings to the above amounts -

     Net earnings                                                            50,652       31,514
     Add (deduct):
           Depreciation and amortization                                     15,824       16,577
           Provision for title losses in excess of payments                  18,640        8,033
           Provision for uncollectible amounts - net                          1,097          (82)
           (Increase) decrease in accounts receivable - net                  (2,164)       5,477
           Increase in accounts payable and accrued
              liabilities - net                                               5,599       13,445
           Minority interest expense                                          6,509        5,188
           Equity in net earnings of investees                               (2,339)      (1,619)
           Dividends from equity investees                                    1,837        1,279
           Realized investment losses (gains) - net                             834         (770)
           Stock bonuses                                                        634          416
           (Increase) decrease in other assets                               (4,396)       1,079
           Other - net                                                         (309)         298
                                                                          ---------    ---------

     Cash provided by operating activities                                   92,418       80,835
                                                                          =========    =========
Supplemental information:
     Assets acquired (purchase method)
           Goodwill                                                           3,435       10,133
           Title plants                                                         537        4,906
           Other                                                                 61        3,021
     Liabilities assumed                                                     (4,068)      (2,473)
     Common Stock acquired (issued)                                           2,220       (3,220)
     Debt issued to sellers                                                       -       (5,310)
                                                                          ---------    ---------
     Cash paid for the acquisition of subsidiaries - net                      2,185        7,057
                                                                          =========    =========


See notes to condensed consolidated financial statements.

                    STEWART INFORMATION SERVICES CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



Note 1:   Interim Financial Statements

The financial information contained in this report for the three and nine month periods ended September 30, 2002 and 2001, and as of September 30, 2002, is unaudited. In the opinion of our management, all adjustments necessary for a fair presentation of this information for all unaudited periods, consisting only of normal recurring accruals, have been made. The results of operations for the interim periods are not necessarily indicative of results for a full year. This report should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Certain amounts in the 2001 condensed consolidated financial statements have been reclassified for comparative purposes. Net earnings, as previously reported, were not affected.


Note 2:   Segment Information

Our two reportable segments are title and real estate information. Selected financial information related to these segments follows:


                                        Real estate
                          Title         information          Total
                          -----         -----------          -----
                                       ($000 Omitted)
Revenues:
---------
Three months ended
     9/30/02             455,037          18,376            473,413
     9/30/01             323,914          16,240            340,154

Nine months ended
     9/30/02           1,176,891          51,624          1,228,515
     9/30/01             854,455          47,073            901,528

Pretax earnings:
----------------
Three months ended
     9/30/02              32,064           3,373             35,437
     9/30/01              20,322           1,957             22,279

Nine months ended
     9/30/02              75,746           6,814             82,560
     9/30/01              47,620           4,904             52,524

Identifiable assets:
--------------------
     9/30/02             724,742          38,880            763,622
    12/31/01             639,282          38,581            677,863


Note 3:   Earnings Per Share

Our basic earnings per share figures were calculated by dividing net earnings by the weighted average number of shares of Common Stock and Class B Common Stock outstanding during the reporting period. The only potentially dilutive effect on earnings per share relates to our stock option plans.

In calculating the effect of the options and determining a figure for diluted earnings per share, the average number of shares used in calculating basic earnings per share was increased by 92,000 and 151,000 for the three month periods ended September 30, 2002 and 2001, respectively and 96,000 and 149,000 for the nine months ended September 30, 2002 and 2001, respectively.

Note 4:   Equity in Investees

The amount of earnings from equity investments was $0.9 million and $0.5 million for the three month periods ended September 30, 2002 and 2001, respectively and $2.3 million and $1.6 million for the nine month periods ended September 30, 2002 and 2001, respectively. These amounts are included in "title insurance revenues - direct operations" in the condensed consolidated statements of earnings and comprehensive earnings.


Note 5:   Goodwill and Intangible Assets - Adoption of SFAS No. 142

We adopted SFAS No. 142 "Goodwill and Other Intangible Assets" on January 1, 2002 and stopped amortizing goodwill prospectively. Selected financial information reflects the pro forma earnings assuming the provisions of SFAS No. 142 had been applied prior to January 1, 2002:


                                                                  THIRD QUARTER             NINE MONTHS
                                                              --------------------       ------------------
                                                               2002          2001         2002        2001
                                                              ------        ------       ------      ------
                                                                ($000 Omitted, except earnings per share)
Net Earnings:
-------------

     Net earnings                                             21,597        13,003       50,652      31,514
     Add back:  Goodwill amortization, net of tax                  -           534            -       1,886
                                                              ------        ------       ------      ------
     Pro forma net earnings                                   21,597        13,537       50,652      33,400


Basic earnings per share:
-------------------------

     Net earnings                                               1.22          0.78         2.86        2.01
     Add back:  Goodwill amortization                              -          0.04            -        0.12
                                                              ------        ------       ------      ------
     Pro forma net earnings                                     1.22          0.82         2.86        2.13


Diluted earnings per share:
---------------------------

     Net earnings                                               1.22          0.78         2.84        1.99
     Add back:  Goodwill amortization                            -            0.03            -        0.12
                                                              ------        ------       ------      ------
     Pro forma net earnings                                     1.22          0.81         2.84        2.11

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

     Our primary business is title insurance. We issue policies on homes and other real property located in all 50 states, the District of Columbia and several foreign countries through more than 6,200 issuing locations. We also sell electronically delivered real estate services and information, as well as mapping products and geographic information systems, to domestic and foreign governments and private entities.

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


RESULTS OF OPERATIONS

     Generally, the principal factors that contribute to increases in our operating revenues for our title and REI segments include:

     o declining mortgage interest rates, which usually increase home sales and refinancing transactions;
     o   rising home prices;
     o   higher premium rates;
     o   increased market share;
     o   opening of new offices and
     o   increased commercial transactions.

     These factors may override the seasonal nature of the title business. Generally, the third quarter is the most active in terms of real estate sales and the first quarter is the least active.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

     GENERAL. According to published industry data, interest rates for 30-year fixed mortgages, excluding points, for the nine months ended September 30, 2002 averaged 6.7% as compared to 7.0% for the same period a year earlier. The rates at year-end 2001 were just over 7%. In 2001, rates remained relatively stable, with rates reaching a high of 7.2% in May and reaching a low of 6.5% in November. Interest rates remained relatively stable in the first quarter of 2002 and steadily declined in the second and third quarters of 2002. In 2002, rates reached a high of 7.2% in March and a low of 6.0% in September.

     Operating in these mortgage interest rate environments, real estate activity in the first nine months of 2002 was strong. Refinancing transactions remained strong in the first three quarters of 2002 compared to the same period in 2001. Existing home sales increased 5.6% in the first nine months of 2002 over the same period in 2001. The ratio of refinancings to total loan applications was 53.7% for the first nine months of 2002 compared to 51.8% for the first nine months of 2001.

     TITLE REVENUES. Our revenues from the title segment increased 38.6% in the first nine months of 2002 over revenues for the same period in 2001.

     Revenues from direct operations increased 27.8% to $474.6 million for the first nine months of 2002 compared to the first nine months of 2001. The number of direct closings we handled in 2002 increased 29.3% over those we handled in 2001. Direct closings relate only to files closed by our underwriters and subsidiaries and do not include closings from agents. The average revenue per closing decreased 1.6% in 2002 because of the slight increase in refinancings, which have lower premiums than regular transactions. The largest increases were in California, Texas and New York.

     There were no major revenue rate changes in the first nine months of 2002 or in 2001. Effective November 1, 2002, policies written in Texas will be subject to a 6% reduction in the premium rate. The decrease will be offset somewhat by premiums that may be charged on a new policy endorsement. Although Texas policies provided 14.7% of our gross title revenues, we do not anticipate the change to have a significant adverse impact on gross revenues or earnings.

     Premiums from our agency operations increased 47.2% to $687.9 million in 2002. This increase resulted primarily from increased refinancings and regular transactions handled by agents nationwide. The largest increases were in California, New York, Texas, Pennsylvania, Virginia and Florida.

     REI REVENUES. Real estate information segment revenues were $51.6 million in the first nine months of 2002 and $47.1 million in the 2001 period. The increase in 2002 resulted primarily from providing an increased number of post-closing services, electronic mortgage documents and flood services resulting from the increase in real estate transactions.

     INVESTMENTS. Investment income increased 2.5% in 2002 primarily because of increases in average investment balances offset slightly by decreases in investment yields. We realized a gain on the sale of investment real estate during the second quarter, but it was offset by a comparable after-tax loss of $1.2 million on the sale of WorldCom bonds. We also recorded an after-tax loss on an equity investment in the amount of $0.5 million and an after-tax loss of $0.5 million on the impairment of equity securities during the third quarter. Certain investment gains in 2002 were realized as part of the on-going management of the investment portfolio for the purpose of improving performance.

     AGENT RETENTION. The amount of revenues retained by agents, as a percentage of premiums from agents, was 82.2% and 82.0% in the years 2002 and 2001, respectively. Amounts retained by title agents are based on contracts between the agents and our title insurance underwriter subsidiaries. The percentage that amounts retained by agents bear to agent revenues may vary from year to year because of the geographical mix of agent operations and the volume of title revenues.

     EMPLOYEE COSTS. In 2002, employee costs for our combined business segments increased 22.9% over 2001 costs. The number of persons employed at September 30, 2002 and September 30, 2001 were approximately 7,400 and 6,600, respectively. This increase in staff in 2002 was primarily the result of additional staff in California and acquisitions of new offices.

     In our REI segment, employee costs increased in 2002 over 2001 primarily due to a continuing shift in focus to providing more post-closing services to lenders. These services are significantly more labor intensive than other REI services.

     OTHER OPERATING EXPENSES. Other operating expenses for our combined business segments increased 26.4% in 2002. The overall increase in these other operating expenses in 2002 was in new offices, search fees, premium taxes and computer expenses. Other operating expenses for the combined business segments also include rent, business promotion, telephone, supplies, title plant expenses, auto and travel. Most of these expenses follow, to varying degrees, the changes in transaction volume and revenues.

     Our labor and certain other operating costs are sensitive to inflation. To the extent inflation causes an increase in the price of homes and other real estate, premium revenues from the sale of these properties also increase. Premiums are determined in part by the insured values of the transactions we handle.

     TITLE LOSSES. Provisions for title losses, as a percentage of title insurance revenues, were 4.5% in 2002 and 4.1% in 2001. The continued improvement in industry trends in claims and a significant amount of refinancing transactions, which result in lower loss exposure, have led to lower loss ratios in the last five years.

     INCOME TAXES. The provision for federal and state income taxes represented effective tax rates of 38.6% and 40.0% in 2002 and 2001, respectively.


THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

     GENERAL. According to published industry data, interest rates for 30-year fixed mortgages, excluding points, for the three months ended September 30, 2002 averaged 6.3% as compared to 7.0% for the same period in 2001.

     Because of a favorable mortgage interest rate environment, real estate activity in the third quarter of 2002 was strong. Refinancing transactions remained strong in the third quarter of 2002 compared to the same period in 2001. The ratio of refinancings to total loan applications was 68.0% for the third quarter of 2002 compared to 51.2% for the third quarter of 2001. Existing home sales increased 2.8% in the third quarter of 2002 over the same period in 2001.

     TITLE REVENUES. Our revenues from the title segment increased 41.4% in the third quarter of 2002 over the same period in 2001.

     Revenues from direct operations increased 30.0% to $175.4 million for the third quarter of 2002 compared to the third quarter of 2001. The number of direct closings we handled increased 36.8% in the third quarter of 2002 compared to the same period in 2001. Direct closings relate only to files that our underwriters and subsidiaries close and do not include closings by agents. The average revenue per direct closing decreased 5.0% in the third quarter of 2002 compared to the same period in 2001 because of the slight increase in refinancings which have lower premiums than regular transactions. There were no major revenue rate changes in the third quarter of 2002 or 2001.

     Premiums from agency operations increased 49.8% to $275.4 million for the third quarter of 2002 compared to the same period in 2001. The increase primarily resulted from increased refinancings and regular transactions handled by agents nationwide. The largest increases were in California, Virginia, New York, Pennsylvania and Texas.

     REI REVENUES. Real estate information revenues were $18.4 million for the third quarter of 2002 and $16.2 million for the third quarter of 2001. The increase resulted primarily from providing an increased number of electronic mortgage documents, flood services and Section 1031 tax-deferred exchanges resulting from the increase in real estate transactions.

     INVESTMENTS. Investment income increased 19.3% in the third quarter of 2002 compared to the third quarter of 2001 primarily because of increases in average investment balances. We recorded an after-tax loss on an equity investment in the amount of $0.5 million and an after-tax loss of $0.5 million on the impairment of equity securities during the third quarter of 2002. Certain investment gains realized during this period were realized as part of the ongoing management of the investment portfolio for the purpose of improving performance.

     AGENT RETENTION. The amounts retained by agents, as a percentage of premiums from agents, were 82.9% and 82.6% in the third quarters of 2002 and 2001, respectively. Amounts retained by title agents are based on contracts between agents and our title insurance underwriter subsidiaries. The percentage that amounts retained by agents bears to agent revenues may vary from year to year because of the geographical mix of agent operations and the volume of title revenues.

     EMPLOYEE COSTS. Employee costs for the combined business segments increased 21.6% in the third quarter of 2002 compared to the same period in 2001. The number of persons we employed at September 30, 2002 and September 30, 2001 was approximately 7,400 and 6,600, respectively. The increase in staff was primarily the result of additional staff in California and acquisitions of new offices.

     In the REI segment, employee costs increased in the third quarter of 2002 over 2001 primarily due to a continuing shift in focus to providing more post-closing services to lenders. These services are significantly more labor intensive.

     OTHER OPERATING EXPENSES. Other operating expenses for our combined business segments increased 31.2% in the third quarter of 2002. The increase in other operating expenses for the combined business segments during this period resulted from search fees, insurance, new offices and premium taxes. Other operating expenses also include rent, business promotion, telephone, supplies, title plant expenses, auto and travel. Most of these expenses follow, to varying degrees, the changes in transaction volume and revenues.

     Our labor and certain other operating costs are sensitive to inflation. To the extent inflation causes increases in the prices of homes and other real estate, premium revenues also increase. Premiums are determined in part by the insured values of the transactions we handle.

     TITLE LOSSES. For the third quarter, provisions for title losses, as a percentage of title insurance revenues, were 4.6% in 2002 and 4.2% in 2001. The continued improvement in industry trends in claims and increases in refinancing transactions, which result in lower loss exposure, have led to lower loss ratios in recent years.

     INCOME TAXES. The provision for federal and state income taxes represented effective tax rates of 39.1% and 41.6% in the third quarters of 2002 and 2001, respectively.


LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operations was $92,418 and $80,835 for the nine month periods ended September 30, 2002 and 2001, respectively. Cash flow from operations has been the primary source of financing for additions to property and equipment, expanding operations and other capital requirements. This source of financing may be supplemented by bank borrowings. We do not have any material source of liquidity and financing that involves off-balance sheet arrangements.

     A substantial majority of our consolidated cash and investments is held by Stewart Title Guaranty Company and its subsidiaries. Cash transfers between Stewart Title Guaranty Company and its subsidiaries are subject to certain legal restrictions. See notes 3 and 4 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2001.

     Our liquidity, excluding Stewart Title Guaranty Company and its subsidiaries, is comprised of cash and investments aggregating $15.6 million and short-term liabilities of $0.7 million at September 30, 2002. We know of no commitments or uncertainties that are reasonably likely to materially affect our ability, or the ability of our subsidiaries, to fund our short-term or long-term cash needs.

     We consider our capital resources, represented primarily by notes payable of $18.2 million and stockholders' equity of $450.6 million at September 30, 2002, to be adequate. We are not aware of any trends, either favorable or unfavorable that would materially affect the notes payable or the stockholders' equity and we do not expect any material changes to the cost of such resources. However, significant acquisitions in the future could materially affect the notes payable balance.

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

Item 4.  Controls and Procedures

     In its recent Release No. 34-46427, effective August 29, 2002, the Securities and Exchange Commission, among other things, adopted rules requiring reporting companies to maintain disclosure controls and procedures to provide reasonable assurance that a registrant is able to record, process, summarize and report the information required in the registrant's quarterly and annual reports under the Securities Exchange Act of 1934 (the "Exchange Act"). While we believe that our existing disclosure controls and procedures have been effective to accomplish these objectives, we intend to continue to examine, refine and formalize our disclosure controls and procedures and to monitor ongoing developments in this area.

     Our principal executive officers and our principal financial officer, based upon their evaluation of our disclosure controls and procedures conducted as of a date within 90 days before the filing date of this quarterly report (as defined in Rule 13a-14(c) and Rule 15d-14(c) under the Exchange Act), have concluded that those disclosure controls and procedures are effective.

     There have been no changes in our internal controls or in other factors known to us that could significantly affect these controls subsequent to their evaluation, nor were any corrective actions necessary with regard to significant deficiencies and material weaknesses.

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


ITEM 5.  OTHER INFORMATION

     We paid regular quarterly cash dividends on our common stock from 1972 through 1999. During 1999, our Board of Directors approved a plan to repurchase up to 5 percent (680,000 shares) of our outstanding common stock. Our Board also decided to discontinue our regular quarterly dividend in favor of returning those and additional funds to stockholders' equity through the stock repurchase plan. Under this plan, we repurchased 116,900 shares of common stock during 2000. We did not repurchase any shares of our common stock in 2001 or in the first nine months of 2002.

     An additional 200,000 shares of treasury stock was acquired in the second quarter of 2002 as a result of the consolidation of a majority owned subsidiary which was previously held as an equity method investment. The treasury stock is held as collateral for a note payable by our subsidiary.

     An additional 8,769 shares of treasury stock were acquired in the third quarter of 2002 as a result of a litigation settlement. This settlement related to pre-acquisition liabilities and was paid to us by the former owners of our subsidiary.

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

        99.1   -  Details of Investments at September 30, 2002 and December 31,
                  2001

        99.2 - Certificate of Co-Chief Executive Officer pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002

        99.3 - Certificate of Co-Chief Executive Officer pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002

        99.4 - Certificate of Chief Financial Officer pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002



* A management compensation plan, contract or arrangement.


         During the quarterly period covered by this report, we filed a report on Form 8-K dated August 7, 2002, reporting sworn statements by our Co-Chief Executive Officers and our Chief Financial Officer.

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




                                        Stewart Information Services Corporation
                                        ----------------------------------------
                                                                    (Registrant)




November 4, 2002
----------------
      Date





                                              /s/      MAX CRISP
                                 -----------------------------------------------
                                                                       Max Crisp
                                   (Executive Vice President and Chief Financial
                                      Officer, Secretary-Treasurer, Director and
                                     Principal Financial and Accounting Officer)

                                 CERTIFICATIONS


          Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002



I, Malcolm S. Morris, certify that:

1. I have reviewed the quarterly report on Form 10-Q of Stewart Information Services Corporation (registrant);

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a and 15d-14) for the registrant and we have (a) designed such controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions); (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 4, 2002


                                      /s/    MALCOLM S. MORRIS
                                      ------------------------------------------
                                                      [Signature]
                                      Title:  Chairman of the Board and Co-Chief
                                      Executive Officer

                                 CERTIFICATIONS


          Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002



I, Stewart Morris, Jr., certify that:

1. I have reviewed the quarterly report on Form 10-Q of Stewart Information Services Corporation (registrant);

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a and 15d-14) for the registrant and we have (a) designed such controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions); (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 4, 2002


                                       /s/    STEWART MORRIS, JR.
                                       -----------------------------------------
                                                     [Signature]
                                       Title:  President and Co-Chief Executive
                                       Officer

                                 CERTIFICATIONS


          Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002



I, Max Crisp, certify that:

1. I have reviewed the quarterly report on Form 10-Q of Stewart Information Services Corporation (registrant);

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a and 15d-14) for the registrant and we have (a) designed such controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions); (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 4, 2002


                                       /s/    MAX CRISP
                                       -----------------------------------------
                                                      [Signature]
                                       Title:  Executive Vice President and
                                       Chief Financial Officer, Secretary-
                                       Treasurer, Director and Principal
                                       Financial and Accounting Officer

INDEX TO EXHIBITS



   EXHIBIT
   NUMBER                             DESCRIPTION
   -------                            -----------
         3.1   -  Certificate of Incorporation of the Registrant, as amended
                  March 19, 2001 (incorporated by reference in this report from
                  Exhibit 3.1 of Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

         3.2   -  By-Laws of the Registrant, as amended March 13, 2000
                  (incorporated by reference in this report from Exhibit 3.2 of Annual Report on Form 10-K for the fiscal year ended December
                  31, 2000)

         4.    -  Rights of Common and Class B Common Stockholders

     *  10.1   -  Summary of agreements as to payment of bonuses to certain executive officers (incorporated by reference in this report from Exhibit 10.1 of Annual Report on Form 10-K for the fiscal year ended December 31, 2001)

     *  10.2   -  Deferred Compensation Agreements dated March 10, 1986, amended
                  July 24, 1990 and October 30, 1992, between the Registrant and certain executive officers (incorporated by reference in this report from Exhibit 10.2 of Annual Report on Form 10-K for the fiscal year ended December 31, 1997)

     *  10.3   -  Stewart Information Services Corporation 1999 Stock Option
                  Plan (incorporated by reference in this report from Exhibit
                  10.3 of Annual Report on Form 10-K for the fiscal year ended
                  December 31, 1999)

     *  10.4   -  Stewart Information Services Corporation 2002 Stock Option
                  Plan for Region Managers (incorporated by reference in this report from Exhibit 10.4 of Quarterly Report on Form 10-Q for the quarter ended March 31, 2002)

        99.1   -  Details of Investments at September 30, 2002 and December 31,
                  2001

        99.2   -  Certificate of Co-Chief Executive Officer pursuant to Section
                  906(a) of the Sarbanes-Oxley Act of 2002

        99.3   -  Certificate of Co-Chief Executive Officer pursuant to Section
                  906(a) of the Sarbanes-Oxley Act of 2002

        99.4   -  Certificate of Chief Financial Officer pursuant to Section
                  906(a) of the Sarbanes-Oxley Act of 2002


   * A management compensation plan, contract or arrangement.