Form 10-K
period 2002-12-31
STEWART INFORMATION SERVICES CORP
filed 2003-03-18
CIK 94344

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

                           COMMON STOCK, $1 PAR VALUE

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained in this report, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

         As of June 30, 2002, which was the last day of the second fiscal quarter of 2002, 16,595,691 shares of Common Stock, $1 par value, and 1,050,012 shares of Class B Common Stock, $1 par value, were outstanding. The aggregate market value as of such date of the Common Stock (based upon the closing sales price of the Common Stock of Stewart Information Services Corporation, as reported by the NYSE on June 28, 2002) held by non-affiliates of the Registrant was approximately $341,040,628.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive proxy statement (the "Proxy Statement"), relating to the annual meeting of the Registrant's stockholders to be held April 25, 2003, are incorporated by reference in Parts III and IV of this document.

--------------------------------------------------------------------------------

                                    FORM 10-K

                                  ANNUAL REPORT

                          YEAR ENDED DECEMBER 31, 2002

                                TABLE OF CONTENTS

ITEM
 NO.                                                                                 PAGE
----                                                                                 ----
                                     PART I

  1.   Business....................................................................    1
  2.   Properties..................................................................    4
  3.   Legal Proceedings...........................................................    5
  4.   Submission of Matters to a Vote of Security Holders.........................    5

                                     PART II

  5.   Market for Registrant's Common Equity and Related Stockholder Matters ......    6
  6.   Selected Financial Data.....................................................    7
  7.   Management Discussion and Analysis of Financial Condition and Results of
        Operations.................................................................    7

 7A.   Quantitative and Qualitative Disclosures about Market Risk..................   10
  8.   Financial Statements and Supplementary Data.................................   11
  9.   Changes in and Disagreements with Accountants on Accounting and Financial
        Disclosure.................................................................   11

                                    PART III

 10.   Directors and Executive Officers of the Registrant..........................   12
 11.   Executive Compensation......................................................   12
 12.   Security Ownership of Certain Beneficial Owners and Management .............   12
 13.   Certain Relationships and Related Transactions..............................   12
 14.   Controls and Procedures.....................................................   12

                                     PART IV

 15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K ...........   14

       Signatures..................................................................   15

       Certifications Pursuant to Section 302(a) of the Sarbanes-Oxley Act of
       2002........................................................................   16

Forward-Looking Statements

All statements included in this report, other than statements of historical facts, addressing activities, events or developments that we expect or anticipate will or may occur in the future, are forward-looking statements. Such forward-looking statements are subject to risks and uncertainties including, among other things, changes in mortgage interest rates, employment levels, actions of competitors, changes in real estate markets, general economic conditions, legislation (primarily legislation related to title insurance) and other risks and uncertainties discussed in our filings with the Securities and Exchange Commission.

As used in this report, "we", "us" and "our" mean Stewart Information Services Corporation and our subsidiaries, unless the context indicates otherwise.

                                    P A R T I

ITEM 1.  BUSINESS

We are a Delaware corporation formed in 1970. We and our predecessors have been engaged in the title business since 1893.

Our primary business is title insurance. We issue policies through more than 6,400 issuing locations on homes and other real property located in all 50 states, the District of Columbia and several foreign countries. We also sell electronically delivered real estate services and information, as well as mapping products and geographic information systems, to domestic and foreign governments and private entities.

Our two segments of business are title and real estate information (REI). The segments significantly influence business to each other because of the nature of their operations and their common customers. The segments provide services through a network of offices, including both direct operations and agencies, throughout the United States. The operations in the several international markets in which we do business are generally insignificant to consolidated results.

The financial information related to these segments is discussed in Item 7 - Management Discussion and Analysis.

TITLE

The title segment includes the functions of searching, examining, closing and insuring the condition of the title to real property.

Examination and closing. The purpose of a title examination is to ascertain the ownership of the property being transferred, debts that are owed on it and the scope of the title policy coverage. This involves searching for and examining documents such as deeds, mortgages, wills, divorce decrees, court judgments, liens, paving assessments and tax records.

At the closing or "settlement", the seller executes a deed to the new owner. The buyer typically signs new mortgage documents. Closing funds are then disbursed to the seller, the prior mortgage company, real estate brokers, the title company and others. The documents are then recorded in the public records. A title policy is generally issued to both the lender and the new owner.

Title policies. Lenders in the USA generally require title insurance as a condition to making a loan on real estate, including securitized lending. This is to assure lenders of the priority of their lien position. The purchasers of the property want insurance against claims that may arise against the ownership of the property. The face amount of the policy is normally the purchase price or the amount of the related loan.

Title insurance is substantially different from other types of insurance. Fire, auto, health and life insurance protect against losses and events in the future. In contrast, title insurance seeks to eliminate most risks through the examination and settlement process.

Investments. We have established policies and procedures to manage our exposure to changes in the fair value of our investments. These policies include retaining an investment advisory firm, an emphasis upon credit quality, management of portfolio duration, maintaining or increasing investment income through high coupon rates and actively managing profile and security mix based upon market conditions. All of our investments are classified as available-for-sale.

Losses. Losses on policies primarily occur because of a title defect not discovered during the examination and settlement process. Other reasons for losses include forgeries, misrepresentations, unrecorded construction liens, the failure to pay off existing liens, mishandling of settlement funds, issuance by agencies of unauthorized coverages and other legal issues.

Some claimants seek damages in excess of policy limits. Those claims are based on various legal theories usually alleging misrepresentation by an agency. Although we vigorously defend against spurious claims, we have from time to time incurred a loss in excess of policy limits.

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

Our liability for estimated title losses comprises both known claims and other losses expected to be reported in the future. The amount of our loss reserve represents the aggregate future payments, net of recoveries, that we expect to incur on policy and escrow losses and in costs to settle claims. Provisions are charged to income in the same year the related premium revenues are recognized. The amounts provided are based on reported claims, historical loss experience, title industry averages, current legal environment and types of policies written.

Amounts shown as our estimated liability for future loss payments are continually reviewed for reasonableness and adjusted as appropriate. Independent actuaries also review the adequacy of the liability amounts on an annual basis. In accordance with industry practice, the amounts have not been discounted to their present values.

Factors affecting revenues. Title revenues are closely related to the level of activity in the real estate market we serve and the prices at which real estate sales are made. Real estate sales are directly affected by the availability and cost of money to finance purchases. Other factors include demand by buyers, consumer confidence and family incomes. These factors may override the seasonal nature of the title business. Generally, the third quarter is the most active in terms of real estate sales and the first quarter is the least active. In addition, when interest rates decline, the number of refinancing transactions and associated revenues generally increase.

Selected information for the national real estate industry follows (2002 amounts are preliminary):

-------------------------------------------------------------------------------------
                                                          2002       2001        2000
-------------------------------------------------------------------------------------
Housing starts - millions.........................        1.71       1.60        1.57
Housing resales - millions........................        5.56       5.30        5.15
Housing resales - median sales price
in $ thousands....................................       158.3      147.8       139.0

Customers. The primary sources of title business are attorneys, builders, developers, lenders and real estate brokers. No one customer was responsible for as much as ten percent of our title revenues in any of the last three years. Titles insured included residential and commercial properties, undeveloped acreage, farms, ranches and water rights.

Service, location, financial strength, size and related factors affect customer acceptance. Increasing market share is accomplished primarily by providing superior service. The parties to a closing are concerned with personal schedules and the interest and other costs associated with any delays in the settlement. The rates charged to customers are regulated, to varying degrees, by different states.

Financial strength and stability of the title underwriter are important factors in maintaining and increasing our agency network. Out of the nation's top four title insurers, we earned one of the highest ratings awarded by the title industry's leading rating companies. Our principal underwriter, Stewart Title Guaranty Company (Guaranty) is currently rated A" by Demotech, Inc., A+ by Fitch, A+ by Lace Financial, A2 by Moodys and A- by Standard & Poors.

Market share. Title insurance statistics are compiled annually by the title industry's national association. Based on unconsolidated statutory net premiums written for 2001 (2002 amounts are not yet available), Guaranty is one of the leading individual title insurers in America.

Our principal competitors include Fidelity National Financial, Inc., The First American Corporation and LandAmerica Financial Group, Inc. Like most title insurers, we also compete with abstractors, attorneys who issue title opinions and attorney-owned title insurance bar funds. We also compete with issuers of alternative title insurance products, which typically provide more limited coverage and less service for a smaller premium. A number of homebuilders, financial institutions, real estate brokers and others own or control title insurance agencies, some of which issue policies underwritten by Guaranty. This "controlled" business also provides competition for our agencies.

Title revenues by state. The approximate amounts and percentages of consolidated title operating revenues for the last three years were:

---------------------------------------------------------------------------------------------------------------------
                                                            Amounts ($ millions)                   Percentages
                                                        2002       2001        2000         2002       2001      2000
---------------------------------------------------------------------------------------------------------------------
California........................................       305        194         111          18         16         13
Texas.............................................       234        190         176          14         16         20
Florida...........................................       119         88          60           7          7          7
New York..........................................       109         78          67           6          7          8
All others........................................       918        638         452          55         54         52
---------------------------------------------------------------------------------------------------------------------
                                                       1,685      1,188         866         100        100        100
=====================================================================================================================

Offices. At December 31, 2002, we had 6,466 locations issuing policies, compared to 5,829 a year earlier and 5,354 two years earlier. Of these totals 5,979, 5,373 and 4,952 were independent agencies at December 31, 2002, 2001 and 2000, respectively.

Regulations. Title insurance companies are subject to extensive state regulations covering premium rates, agency licensing, policy forms, trade practices, reserve requirements, investments and the flow of funds between an insurer and its parent or its subsidiaries and any similar related party transaction. Kickbacks and similar practices are prohibited by various state and federal laws.

REAL ESTATE INFORMATION

The real estate information (REI) segment primarily provides electronic delivery of data, products and services related to real estate transactions. Our services related to the mortgage origination process include flood zone determinations, property valuations, electronic mortgage documents, property reports and tax services. We also provide document retrieval, preparation and recordation of assignments and lien releases, recordation services, collateral reviews and loan pool certifications. In addition, we provide diverse products and services related to I.R.C. Section 1031 tax-deferred exchanges; automated mapping projects and geodetic positioning; real estate database conversion, construction, maintenance and access; automation for government recording and registration; and criminal, credit and motor vehicle background checks and pre-employment screening services.

Factors affecting revenues. As in the title segment, REI revenues, particularly those generated by mortgage information services and tax-deferred exchanges, are closely related to the level of activity in the real estate market. Revenues related to many services are generated on a project basis. Contracts for automating government recording and registration and mapping projects are often awarded through a lengthy bid process.

Our principal competitors vary across the wide range of services. In the mortgage-related products and services area, competitors include the major title underwriters mentioned under "-Title", as well as entities known as vendor management companies.

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

GENERAL

Technology. Our automation products and services are increasing productivity in the title office and speeding the real estate closing process for lenders, real estate professionals and consumers. Before automation, an order typically required several individuals to search the title, retrieve and review documents and create the title policy commitment. Today, on a normal subdivision file, one person can receive the order electronically and, on the same computer screen, view the prior file, examine the index of documents, retrieve and review electronically stored documents, prepare the title policy commitment and deliver the product.

Trademarks. We have developed numerous automation products and processes that are crucial to both our title and REI segments. These systems automate most facets of the real estate transaction. Among these trademarked products and processes are AIM(R), E-Title(R), GlobeXplorer(R), Landata Title Office(R), Landata Title Plant(R), Landscan(R), REIMall(R), Single-Seat Technology(TM), SureClose(R), TitleLogix(R) and Virtual Underwriter(R). We consider these trademarks, which are perpetual in duration, to be important in our business.

Employees. As of December 31, 2002, we and our subsidiaries employed 7,852 people. We consider our relationship with our employees to be good.

WEBSITE ACCESS TO REPORTS. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act are available free of charge on our web site at www.stewart.com as soon as reasonably practicable after we electronically file those reports with the SEC.

ITEM 2.  PROPERTIES

We lease or own the following principal properties:

                                                                                                      Lease
                                                                                                  entered into/
         Location                    Type                      Use                  Size           Acquired in
-------------------------   ----------------------   -----------------------   --------------     -------------
Houston, Texas              Leased office building   Executive office of the   236,643 sq. ft.
                                                     Registrant and Guaranty                          (1)

Houston, Texas              Leased office building   Office of Guaranty         52,000 sq. ft.        (2)

Houston, Texas              Leased office building   Office of Guaranty         41,361 sq. ft.        (3)

Los Angeles, California     Leased office building   Office of Guaranty         22,466 sq. ft.        (5)

Dallas, Texas               Leased office building   Office of Guaranty         27,402 sq. ft.        (6)

Riverside, California       Leased office building   Office of Guaranty         20,968 sq. ft.        (7)

San Antonio, Texas          Leased office building   Office of Guaranty         20,864 sq. ft.        (4)

Seattle, Washington         Leased office building   Office of Guaranty         19,454 sq. ft.        (2)

Concord, California         Leased office building   Office of Guaranty         18,916 sq. ft.        (5)

Irvine, California          Leased office building   Office of Guaranty         15,502 sq. ft.        (5)

San Antonio, Texas          Leased office building   Office of Guaranty         15,000 sq. ft.        (3)

San Diego, California       Leased office building   Office of Guaranty         15,000 sq. ft.        (4)

Galveston, Texas            Owned office building    Office of Guaranty         50,000 sq. ft.        1905

Phoenix, Arizona            Owned office building    Office of Guaranty         24,459 sq. ft.        1981

San Antonio, Texas          Owned office building    Office of Guaranty         26,769 sq. ft.     1980 & 1982

Phoenix, Arizona            Owned office building    Office of Guaranty         17,500 sq. ft.        1985

Yuma, Arizona               Owned office building    Office of Guaranty         23,000 sq. ft.        2002

---------------------------------------
(1)  This lease terminates in 2016.

(2)  These leases terminate in 2006.

(3)  These leases terminate in 2007.

(4)  These leases terminate in 2005.

(5)  These leases terminate in 2004.

(6)  This lease terminates in 2009.

(7)  This lease terminates in 2003.

         We lease offices at approximately 540 locations. The average term for all such leases is approximately 4 years. The leases expire from 2003 to 2016. We believe we will not have any difficulty obtaining renewals of leases as they expire or, alternatively, leasing comparable properties. The aggregate annual rental expense under all office leases was approximately $40,663,000 in 2002.

         We consider all buildings and equipment that we own or lease to be well maintained, adequately insured and generally sufficient for our purposes.

ITEM 3.  LEGAL PROCEEDINGS

         We are a party to a number of lawsuits incurred in connection with our business, most of which are of a routine nature involving disputed policy claims. In many of these suits, the plaintiff seeks exemplary or treble damages in excess of policy limits based on the alleged malfeasance of an issuing agency. We do not expect that any of these proceedings will have a material adverse effect on our consolidated financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                   P A R T II

ITEM 5.  MARKET FOR OUR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our Common Stock is listed on the New York Stock Exchange (NYSE) under the symbol "STC". The following table sets forth the high and low sales prices of our Common Stock for each fiscal period indicated, as reported by the NYSE.

                                                         HIGH       LOW
                                                       --------   --------
2002:
   First quarter...................................    $  20.23   $  16.40
   Second quarter..................................       20.55      17.10
   Third quarter...................................       21.50      15.05
   Fourth quarter..................................       22.50      19.29

2001:
   First quarter...................................    $  22.25   $  16.80
   Second quarter..................................       19.71      16.20
   Third quarter...................................       20.64      15.80
   Fourth quarter..................................       22.15      18.60

         In March 2001, we filed a registration statement with the Securities and Exchange Commission to sell from time to time up to $75 million of Common Stock. In August 2001 we issued 2.5 million shares at $19 per share resulting in net proceeds of $44.5 million.

         We paid regular quarterly cash dividends on our Common Stock from 1972 through 1999. During 1999 our Board of Directors approved a plan to repurchase up to 5% (680,000 shares) of our outstanding Common Stock. The Board also determined that our regular quarterly dividend should be discontinued in favor of returning those and additional funds to stockholders through the stock repurchase plan. Under this plan, we repurchased 116,900 shares of Common Stock during 2000 and none in 2001 and 2002. No cash dividends were paid during 2002, 2001 or 2000. Our Certificate of Incorporation provides that no cash dividends may be paid on the Class B Common Stock.

         An additional 208,769 shares of treasury stock were acquired primarily in the second quarter of 2002. The majority of these shares were acquired as a result of the consolidation of a majority owned subsidiary that was previously held as an equity method investment. All of these shares were held by our Parent Company at December 31, 2002.

         The number of shareholders of record as of December 31, 2002 was 3,457. As of March 7, 2003, the price of one share of our Common Stock was $23.00.

ITEM 6.  SELECTED FINANCIAL DATA
(Ten year summary)

--------------------------------------------------------------------------------------------------------------------------------
                                     2002      2001     2000      1999     1998      1997     1996      1995      1994     1993
--------------------------------------------------------------------------------------------------------------------------------
   IN MILLIONS OF DOLLARS

Total revenues..................   1,779.7   1,271.6    935.5   1,071.3   968.8      708.9    656.0     534.6     611.1    683.6

Title segment:

   Operating revenues...........   1,684.9   1,187.5    865.6     993.7   899.7      657.3    609.4     496.0     599.5    672.9

   Investment income............      20.7      19.9     19.1      18.2    18.5       15.9     14.5      13.6      12.4     10.3

   Investment gains (losses)....       3.0       0.4        0       0.3     0.2        0.4      0.1       1.0      (0.8)     0.4

   Total revenues...............   1,708.6   1,207.8    884.7   1,012.2   918.4      673.6    624.0     510.6     611.1    683.6

   Pretax earnings..............     145.1      75.3      5.8      43.6    73.2       29.2     22.5      10.8      13.8     37.6

REI segment: (1)

   Revenues.....................      71.1      63.8     50.8      59.0    50.4       35.3     32.0      24.0

   Pretax earnings (losses).....       8.8       5.3     (4.7)      3.0     3.1       (5.5)     0.4      (0.1)

Title loss provisions...........      75.9      51.5     39.0      44.2    39.2       29.8     33.8      29.6      40.2     58.6

    % of title operating
        revenues................       4.5       4.3      4.5       4.4     4.4        4.5      5.6       6.0       6.7      8.7

Goodwill expense................         -       3.0      1.8       1.7     1.2        1.0      0.9       0.6       0.3      0.2

Net earnings....................      94.5      48.7      0.6      28.4    47.0       15.3     14.4       7.0       9.7     23.7

Cash flow from operations.......     162.6     108.2     31.9      57.9    86.5       36.0     38.3      20.6      27.7     54.3

Total assets....................     842.3     677.9    563.4     535.7   498.5      417.7    383.4     351.4     325.2    313.9

Long-term debt..................       7.4       7.0     15.4       6.0     8.9       11.4      7.9       7.3       2.5      3.0

Stockholders' equity............     493.6     394.5    295.1     284.9   260.4      209.5    191.0     174.9     156.4    156.2

    PER SHARE DATA (2)

Average shares - diluted
   (in millions)................      17.8      16.3     15.0      14.6    14.2       13.8     13.5      12.7      12.5     12.4

Net earnings - basic............      5.33      3.01     0.04      1.96    3.37       1.12     1.08      0.56      0.78     1.93

Net earnings - diluted..........      5.30      2.98     0.04      1.95    3.32       1.11     1.07      0.55      0.77     1.90

Stockholders' equity............     27.84     22.16    19.61     19.39   18.43      15.17    14.17     13.68     12.59    12.69

Market price:

    High........................     22.50     22.25    22.31     31.38   33.88      14.63    11.32     11.25     10.71    10.17

    Low.........................     15.05     15.80    12.25     10.25   14.25       9.38     9.82      7.57      7.19     6.25

    Year end....................     21.39     19.75    22.19     13.31   29.00      14.50    10.38     10.75      7.69    10.00
-----------------------------------=============================================================================================

(1) Prior to 1995, segment operations for real estate information services were not reported separately from title operations and were less significant.

(2) Restated for a two-for-one stock split in May 1999 and a three-for-two stock split in April 1994, effected as stock dividends.

ITEM 7.  MANAGEMENT DISCUSSION AND ANALYSIS

GENERAL. Our primary business is title insurance. We close transactions and issue policies on homes and other real property located in all 50 states, the District of Columbia and several foreign countries through more than 6,400 issuing locations. Our direct operations include affiliated agencies while agency operations include nonaffiliated agencies that have underwriting contracts with us. We also sell electronically delivered real estate services and information, as well as mapping products and geographic information systems, to domestic and foreign governments and private entities.

         Our business has two main segments: title insurance and real estate information (REI). These segments are closely related due to the nature of their operations and common customers. The segments provide services throughout the United States through a network of offices, including both direct operations and agencies. Although we conduct operations in several international markets, at current levels non-USA operations are generally immaterial with respect to our consolidated financial results.

         Generally, the principal factors that contribute to increases in our operating revenues for our title and REI segments include:

 - declining mortgage interest rates, which usually increase home sales and refinancing transactions;

 -       rising home prices;

 -       higher premium rates;

 -       increased market share;

 -       opening of new offices, acquisitions; and

 - a higher ratio of commercial transactions that, although relatively few in number, typically yield higher premiums.

These factors may override the seasonal nature of the title business.

CRITICAL ACCOUNTING POLICIES. We believe the accounting policies that are the most critical to our financial statements, and that are subject to the most judgment, are those relating to title loss reserves, premium revenue recognition and recoverability of long-lived assets, such as goodwill and title plants.

         Title loss reserves represent the aggregate future payments, net of recoveries, that we expect to incur on policy and escrow losses and in costs to settle claims. Future title loss payments are difficult to estimate due to the complex nature of title claims, the length of time over which claims are paid, the significantly varying dollar amounts of individual claims and other factors. Loss provision amounts are based on reported claims, historical loss experience, title industry averages, the current legal environment and the types of policies written. The title loss reserves are continually reviewed and adjusted, as appropriate. Independent actuaries review the adequacy of the reserves on an annual basis.

         Premium revenues on title insurance written by our direct title operations are recognized as revenue at the time of the closing of the related real estate transaction. Premium revenues on title insurance policies written by agencies are recognized primarily when policies are reported to us. Revenues are recorded on a total premium basis versus net to the underwriter. We accrue for unreported policies where reasonable estimates can be made based on historical reporting patterns of agencies, current trends and known information about agencies.

         We review the carrying values of title plants and other long-lived assets if certain events occur that may indicate impairment. Impairment is indicated when the projected undiscounted cash flow over the estimated life of an asset is less than its carrying value. If impairment is determined by management and an independent valuation, the book amount is written down to fair value by calculating the discounted value of the projected cash flow. In accordance with SFAS No. 142 "Goodwill and Other Intangible Assets", goodwill for each reporting unit is tested for impairment annually and goodwill determined to be impaired is expensed to current operations.

RESULTS OF OPERATIONS

A comparison of the results of operations of the Company for 2002 with 2001 and 2001 with 2000 follows.

OPERATING ENVIRONMENT. According to published industry data, interest rates for 30-year fixed rate mortgages, excluding points, for the year 2002 averaged 6.5% as compared to 7.0% in 2001. Comparable rates averaged 8.1% in 2000.

         In 2000 interest rates were on an upward trend, with rates reaching a peak of 8.5% in May. Rates then declined for seven consecutive months. In 2001 rates held steady at close to 7% for most of the year. In 2002 rates continued to hold steady at close to 7% until April. Rates then declined through December 2002, reaching a low of 5.9%.

         Operating in these mortgage interest rate environments, real estate activity was strong in 2002 and 2001. Nationwide, refinancing transactions remained strong in 2002. The ratio of refinancings to total loan applications was 58.8% for 2002, 56.8% for 2001 and 21.3% for 2000. Refinancings usually have lower title insurance premium rates than real property sales. Existing home sales increased 5.0% in 2002 over 2001 and 2.8% in 2001 from 2000.

TITLE REVENUES. Our revenues from title increased 41.9% in 2002 over 2001 and 37.2% in 2001 from 2000.

         Revenues from direct operations increased 31.2% in 2002 and 41.7% in 2001. The number of direct closings we handled increased 31.8% in 2002 and 55.7% in 2001. The largest revenue increases in both years were primarily in California, Texas and Florida. Direct closings relate only to files closed by our underwriters and subsidiaries and do not include closings by agencies. The average revenue per closing decreased 0.8% in 2002 and 9.3% in 2001 due to the higher ratio of refinancings in those years. In 2000 other revenues included $1.6 million in losses in an equity investee startup operation.

         Premium revenues from agencies increased 50.4% to $995.3 million in 2002 and 33.8% to $661.9 million in 2001 from $494.6 million in 2000. The increases in 2002 and 2001 were primarily due to the increases in both refinancings and property sales. The largest revenue increases in both years were primarily in California, Pennsylvania, New York, Virginia and Texas.

TITLE REVENUES BY STATE. The approximate amounts and percentages of consolidated title operating revenues for the last three years were:

--------------------------------------------------------------------------------------------------------------
                                                        Amounts ($ millions)                  Percentages
                                                     2002      2001     2000           2002      2001     2000
--------------------------------------------------------------------------------------------------------------
California .......................................    305       194      111             18        16       13
Texas ............................................    234       190      176             14        16       20
Florida ..........................................    119        88       60              7         7        7
New York .........................................    109        78       67              6         7        8
All others .......................................    918       638      452             55        54       52
--------------------------------------------------------------------------------------------------------------
                                                    1,685     1,188      866            100       100      100
----------------------------------------------------==========================================================

REI REVENUES. Real estate information revenues were $71.1 million in 2002, $63.8 million in 2001 and $50.8 million in 2000. The increases in 2002 and 2001 resulted primarily from providing an increased number of post-closing services, flood determinations and electronic mortgage documents resulting from the large volume of real estate transactions.

INVESTMENTS. Investment income increased 3.9% in 2002 and 4.3% in 2001 primarily because of increases in average balances invested, partially offset by lower yields. Certain investment gains in 2002, 2001 and 2000 were realized as part of the ongoing management of the investment portfolio for the purpose of improving performance. We realized a gain on the sale of investment real estate in 2002, but it was offset by a comparable after-tax loss of $1.2 million on the sale of WorldCom bonds. We also recorded gains in late 2002 when we sold certain investments primarily to maximize tax benefits and manage portfolio duration.

AGENCY RETENTION. The amounts retained by agencies, as a percentage of revenues from agency operations, were 81.9%, 81.5% and 81.2% in the years 2002, 2001 and 2000, respectively. Amounts retained by title agencies are based on contracts between agencies and our title underwriters. The percentage that amounts retained by agencies bears to agency revenues may vary from year to year because of the geographical mix of agency operations and the volume of title revenues.

SELECTED COST RATIOS (BY SEGMENT). The following table shows employee costs and other operating expenses as a percentage of related title and real estate information operating revenues for the last three years.

-------------------------------------------------------------------------------------------------------
                                                 Employee costs (%)               Other operating (%)
                                              2002      2001      2000         2002      2001      2000
-------------------------------------------------------------------------------------------------------
Title ......................................  24.5      27.6      29.7         13.8      15.6      18.2
REI ........................................  57.0      59.6      69.4         26.8      26.1      30.0
----------------------------------------------=========================================================

These two categories of expenses are discussed below in terms of year-to-year monetary increases.

EMPLOYEE COSTS. Employee costs for the combined business segments increased 24.0% in 2002 and 25.1% in 2001. The number of persons we employed at December 31, 2002, 2001 and 2000 was approximately 7,800, 6,900 and 5,600, respectively. The increase in staff in 2002 and 2001 was primarily due to increased title and REI volume and acquisitions of new offices.

         In our REI segment, employee costs increased in 2002 and 2001 primarily due to a shift in focus to provide more post-closing services to lenders. These services are considerably more labor intensive than other REI services.

OTHER OPERATING EXPENSES. Other operating expenses for the combined business segments increased 24.0% in 2002 and 16.9% in 2001. The increase in other operating expenses for the combined business segments in 2002 was in search fees, premium taxes, new offices and business promotion. In 2001 the overall increase was in new offices, search fees, premium taxes and rent.

         Other operating expenses also include rent, telephone, supplies, title plant expenses, travel and auto. Most of these operating expenses follow, to varying degrees, the changes in transaction volume and revenues.

         Our employee costs and certain other operating costs are sensitive to inflation. To the extent inflation causes increases in the prices of homes and other real estate, premium revenues are also increased. Premiums are determined in part by the insured values of the transactions we handle.

TITLE LOSSES. Provisions for title losses, as a percentage of title operating revenues, were 4.5%, 4.3% and 4.5% in 2002, 2001 and 2000, respectively. The continued improvement in industry trends in claims and increases in refinancing transactions, which generally result in lower loss exposure, have led to lower loss ratios.

INCOME TAXES. The provisions for federal, state and foreign income taxes represented effective tax rates of 38.6%, 39.6% and 47.1% in 2002, 2001 and 2000, respectively. The 2000 effective rate was higher primarily due to state income taxes, which were proportionately higher in relation to taxable income.

LIQUIDITY AND CAPITAL RESOURCES. In 2001 and 2000 we financed a portion of the purchase price of certain acquisitions through the issuance of $3.2 million and $4.9 million, respectively, of our Common Stock. Acquisitions during 2002, 2001 and 2000 resulted in additions to our goodwill of $11.7 million, $19.3 million and $7.5 million, respectively.

         We filed a registration statement with the Securities and Exchange Commission and in August 2001 issued 2.5 million shares of Common Stock at $19 per share, resulting in net proceeds of $44.5 million.

         Cash provided by operations was $162.6 million, $108.2 million and $31.9 million in 2002, 2001 and 2000, respectively. Cash flow from operations has been the primary source of financing for additions to property and equipment, expanding operations and other requirements. This source may be supplemented by bank borrowings. We do not have any material source of liquidity or financing that involves off-balance sheet arrangements.

         A substantial majority of consolidated cash and investments is held by Stewart Title Guaranty Company (Guaranty) and its subsidiaries. Cash transfers between Guaranty and its subsidiaries and the Company are subject to certain legal restrictions. See Notes 2 and 3 to the consolidated financial statements.

         Our liquidity, excluding Guaranty and its subsidiaries, is comprised of cash and investments aggregating $10.9 million and short-term liabilities of $1.6 million at December 31, 2002. We know of no commitments or uncertainties that are likely to materially affect our ability to fund cash needs. See Note 17 to the consolidated financial statements.

         We consider our capital resources to be adequate. Our capital resources are represented by a low debt-to-equity ratio, in which long-term debt is $7.4 million and stockholders' equity is $493.6 million at December 31, 2002. We are not aware of any trends, either favorable or unfavorable, that would materially affect notes payable or stockholders' equity and we do not expect any material changes to the cost of such resources. However, significant acquisitions in the future could materially affect the notes payable or stockholders' equity balances.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The discussion below about our risk management strategies includes forward-looking statements that are subject to risks and uncertainties. Management's projections of hypothetical net losses in fair value of our market rate sensitive financial instruments, should certain potential changes in market rates occur, is presented below. While we believe that the potential market rate changes are reasonably possible, actual rate changes could differ.

         Our only material market risk in investments in financial instruments is our debt securities portfolio. We invest primarily in marketable municipal, U.S. Government, corporate and mortgage-backed debt securities. We do not invest in financial instruments of a hedging or derivative nature.

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

         The market value of our investments in debt securities at December 31, 2002 was $367.9 million. Debt securities at December 31, 2002 mature, according to their contractual terms, as follows (actual maturities may differ because of call or prepayment rights):

                                                                Amortized         Market
                                                                  cost            value
                                                                ------------------------
                                                                    ($000 Omitted)
In one year or less...........................................   28,696          28,999
After one year through two years..............................   16,313          16,869
After two years through three years...........................   26,280          27,390
After three years through four years..........................   44,007          45,454
After four years through five years...........................   32,770          34,611
After five years..............................................  203,756         213,178
Mortgage-backed securities....................................    1,324           1,360
                                                                -------         -------
                                                                353,146         367,861
                                                                =======         =======

         We believe our investment portfolio is diversified and do not expect any material loss to result from the failure to perform by issuers of the debt securities we hold. Our investments are not collateralized. The mortgage-backed securities are insured by agencies of the U.S. Government.

         Based on our debt securities portfolio and interest rates at December 31, 2002, a 100 basis point increase (decrease) in interest rates would result in a decrease (increase) of approximately $16.1 million, or 4.4%, in the fair value of our portfolio. Changes in interest rates may affect the fair value of the debt securities portfolio and may result in unrealized gains or losses. Gains or losses would only be realized upon the sale of the investments. Any other than temporary declines in market values of securities are charged to earnings.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required to be provided in this item is included in our Consolidated Financial Statements, including the Notes thereto, attached hereto as pages F-1 to F-17, and such information is incorporated in this report by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                   P A R T III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

         The information regarding our directors will be included in the proxy statement for our 2003 Annual Meeting of Stockholders (the "Proxy Statement") to be filed within 120 days after December 31, 2002, and is incorporated in this report by reference.

ITEM 11. EXECUTIVE COMPENSATION

         Information regarding executive compensation will be included in the Proxy Statement and is incorporated in this report by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information regarding beneficial ownership of our Common Stock will be included in the Proxy Statement and is incorporated in this report by reference.

         The table below describes our compensation plans under which equity securities are authorized for issuance, as of December 31, 2002.

-----------------------------------------------------------------------------------------------------------------------------
                                                       Number of securities                              Number of securities
                                                        to be issued upon         Weighted-average       remaining available
                                                           exercise of            exercise price of      for future issuance
                                                       outstanding options,      outstanding options,        under equity
Plan category                                           warrants and rights      warrants and rights      compensation plans
-----------------------------------------------------------------------------------------------------------------------------
Equity compensation plans approved by security
holders                                                      504,700                    16.31                 1,282,122
Equity compensation plans not approved by security
holders                                                            -                        -                   460,601(1)
-----------------------------------------------------------------------------------------------------------------------------
Total                                                        504,700                    16.31                 1,742,723
-------------------------------------------------------======================================================================

(1) The Company has a Service Award Program under which shares may be granted to employees who achieve specified length of service milestones. No specific number of shares have been reserved for issuance under this program.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information regarding Certain Relationships and Related Transactions will be included in the Proxy Statement and is incorporated in this report by reference.

ITEM 14. CONTROLS AND PROCEDURES

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

         Our principal executive officers and our principal financial officer, based upon their evaluation of our disclosure controls and procedures conducted as of a date within 90 days before the filing date of this annual report (as defined in Rule 13a-14(c) and Rule 15d-14(c) under the Exchange Act), have concluded that those disclosure controls and procedures are effective.

         There have been no changes in our internal controls or in other factors known to us that could significantly affect these controls subsequent to their evaluation, nor were any corrective actions necessary with regard to significant deficiencies and material weaknesses.

                                   P A R T IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      Financial Statements and Financial Statement Schedules

         The financial statements and financial statement schedules filed as part of this report are listed in the "Index to Consolidated Financial Statements" on Page F-1 of this document. All other schedules are omitted, as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

(b)      Reports on Form 8-K

         We did not file any reports on Form 8-K during the three months ended December 31, 2002.

(c)      Exhibits

         3.1      -        Certificate of Incorporation of the Registrant, as
                           amended March 19, 2001 (incorporated by reference in
                           this report from Exhibit 3.1 of the Annual Report on
                           Form 10-K for the fiscal year ended December 31,
                           2000)

         3.2      -        By-Laws of the Registrant, as amended March 13, 2000
                           (incorporated by reference in this report from Exhibit 3.2 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

         4.       -        Rights of Common and Class B Common Stockholders
                           (incorporated by reference to Exhibits 3.1 and 3.2
                            hereto)

*       10.1      -        Summary of agreements as to payment of bonuses to
                           certain executive officers

*       10.2      -        Deferred Compensation Agreements dated March 10,
                           1986, amended July 24, 1990 and October 30, 1992, between the Registrant and certain executive officers
                           (incorporated by reference in this report from Exhibit 10.2 of the Annual Report on Form 10-K for the fiscal year ended December 31, 1997)

                           Stewart Information Services Corporation 2002 Stock Option Plan for Region Managers (incorporated by reference in this report from Exhibit 10.4 of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2002)

*       10.3      -        Stewart Information Services Corporation 1999 Stock
                           Option Plan (incorporated by reference in this report from Exhibit 10.3 of Annual Report on Form 10-K for the fiscal year ended December 31, 1999)

        21.       -        Subsidiaries of the Registrant

        23.       -        Consent of Independent Certified Public Accountant,
                           including consent to incorporation by reference of their reports into previously filed Securities Act registration statements

        99.1      -        Certificate of Co-Chief Executive Officer pursuant to
                           Section 906(a) of the Sarbanes-Oxley Act of 2002

        99.2      -        Certificate of Co-Chief Executive Officer pursuant to
                           Section 906(a) of the Sarbanes-Oxley Act of 2002

        99.3      -        Certificate of Chief Financial Officer pursuant to
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

                   By:                  Stewart Morris, Jr.
                       ---------------------------------------------------------
                        Stewart Morris, Jr., Co-Chief Executive Officer,
                                     President and Director

                   By:                          Max Crisp
                       ---------------------------------------------------------
                        Max Crisp, Executive Vice President and Chief Financial
                         Officer, Secretary-Treasurer, Director and Principal
                                  Financial and Accounting Officer

Dated:   March 17, 2003

         Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed by the following persons on our behalf and in the capacities and on the dates indicated:

   Lloyd Bentsen III       Director      March 17, 2003               John P. LaWare        Director      March 17, 2003
------------------------                                         -----------------------
  (Lloyd Bentsen III)                                                (John P. LaWare)

       Max Crisp           Director      March 17, 2003             Malcolm S. Morris       Director      March 17, 2003
------------------------                                         -----------------------
      (Max Crisp)                                                  (Malcolm S. Morris)

      Nita Hanks           Director      March 17, 2003            Stewart Morris, Jr.      Director      March 17, 2003
------------------------                                         -----------------------
     (Nita Hanks)                                                 (Stewart Morris, Jr.)

      Paul Hobby           Director      March 17, 2003              W. Arthur Porter       Director      March 17, 2003
------------------------                                         -----------------------
     (Paul Hobby)                                                   (W. Arthur Porter)

    E. Douglas Hodo        Director      March 17, 2003
------------------------
   (E. Douglas Hodo)

                                 CERTIFICATIONS

          Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

I, Malcolm S. Morris, certify that:

1. I have reviewed the annual report on Form 10-K of Stewart Information Services Corporation (registrant);

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a and 15d-14) for the registrant and we have (a) designed such controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared; (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions): (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 17, 2003

                                           /S/ MALCOLM S. MORRIS
                                           -------------------------------------
                                                     [Signature]
                                           Title: Chairman of the Board and
                                           Co-Chief Executive Officer

                                 CERTIFICATIONS

          Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

I, Stewart Morris, Jr., certify that:

1. I have reviewed the annual report on Form 10-K of Stewart Information Services Corporation (registrant);

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a and 15d-14) for the registrant and we have (a) designed such controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared; (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions): (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 17, 2003

                                           /S/ STEWART MORRIS, JR.
                                           -------------------------------------
                                                  [Signature]
                                           Title: Co-Chief Executive Officer,
                                           President and Director

                                 CERTIFICATIONS

          Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

I, Max Crisp, certify that:

1. I have reviewed the annual report on Form 10-K of Stewart Information Services Corporation (registrant);

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a and 15d-14) for the registrant and we have (a) designed such controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared; (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions): (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 17, 2003

                                           /S/ MAX CRISP
                                           -------------------------------------
                                                 [Signature]
                                           Title: Executive Vice President and
                                           Chief Financial Officer, Secretary-
                                           Treasurer, Director and Principal
                                           Financial and Accounting Officer

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Stewart Information Services Corporation and Subsidiaries'
          Consolidated Financial Statements:

Independent Auditors' Report                                                             F-2
Consolidated Statements of Earnings, Retained Earnings and Comprehensive
          Earnings for the years ended December 31, 2002, 2001 and 2000                  F-3
Consolidated Balance Sheets as of December 31, 2002 and 2001                             F-4
Consolidated Statements of Cash Flows for the years ended
          December 31, 2002, 2001 and 2000                                               F-5
Notes to Consolidated Financial Statements                                               F-6

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stewart Information Services Corporation and subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 7 to the consolidated financial statements, the Company changed its method of accounting for goodwill in 2002.

                                                         KPMG LLP

Houston, Texas
February 14, 2003

CONSOLIDATED STATEMENTS OF EARNINGS, RETAINED EARNINGS AND COMPREHENSIVE
EARNINGS

------------------------------------------------------------------------------------------------------------------------------
Years ended December 31                                                              2002             2001              2000
------------------------------------------------------------------------------------------------------------------------------
                                                                                                 ($000 Omitted)
REVENUES
  Title insurance:
     Direct operations.....................................................          689,588          525,543          370,992
     Agency operations.....................................................          995,283          661,943          494,614

  Real estate information services.........................................           71,119           63,821           50,749
  Investment income........................................................           20,694           19,922           19,107
  Investment gains - net...................................................            3,032              356               23
------------------------------------------------------------------------------------------------------------------------------
                                                                                   1,779,716        1,271,585          935,485

EXPENSES
    Amounts retained by agencies...........................................          814,651          539,369          401,761
    Employee costs.........................................................          453,304          365,562          292,276
    Other operating expenses ..............................................          250,933          202,342          173,038
    Title losses and related claims........................................           75,920           51,454           38,999
    Depreciation...........................................................           21,383           19,637           19,144
    Goodwill...............................................................                -            3,011            1,807
    Interest...............................................................              725            2,216            2,266
    Minority interests.....................................................            8,940            7,414            5,048
------------------------------------------------------------------------------------------------------------------------------
                                                                                   1,625,856        1,191,005          934,339

Earnings before taxes......................................................          153,860           80,580            1,146
Income taxes...............................................................           59,380           31,894              540
------------------------------------------------------------------------------------------------------------------------------

NET EARNINGS...............................................................           94,480           48,686              606

Retained earnings at beginning of year.....................................          258,746          210,060          209,454
------------------------------------------------------------------------------------------------------------------------------

Retained earnings at end of year...........................................          353,226          258,746          210,060
-----------------------------------------------------------------------------------===========================================

Average number of shares outstanding - assuming dilution
   (000 omitted)...........................................................           17,826           16,348           14,980

Earnings per share - basic.................................................             5.33             3.01              .04

EARNINGS PER SHARE - DILUTED...............................................             5.30             2.98              .04
-----------------------------------------------------------------------------------===========================================

Comprehensive earnings:
Net earnings...............................................................           94,480           48,686              606
Changes in other comprehensive earnings, net of taxes
   of $2,797, $1,158 and $2,985............................................            5,195            2,151            5,528
------------------------------------------------------------------------------------------------------------------------------

COMPREHENSIVE EARNINGS.....................................................           99,675           50,837            6,134
-----------------------------------------------------------------------------------===========================================

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

-------------------------------------------------------------------------------------------------------------
December 31                                                                           2002            2001
-------------------------------------------------------------------------------------------------------------
                                                                                        ($000 Omitted)
ASSETS
    Cash and cash equivalents..............................................          139,156           60,706
    Short-term investments.................................................           50,673           56,267

    Investments in debt and equity securities, at market:
        Statutory reserve funds............................................          306,501          239,084
        Other..............................................................           69,260           86,046
-------------------------------------------------------------------------------------------------------------
                                                                                     375,761          325,130
    Receivables:
        Notes..............................................................            5,817            8,923
        Premiums from agencies.............................................           33,348           17,738
        Other..............................................................           35,184           30,039
        Less allowance for uncollectible amounts...........................           (5,308)          (4,664)
-------------------------------------------------------------------------------------------------------------
                                                                                      69,041           52,036
    Property and equipment, at cost:
        Land...............................................................            5,566            2,402
        Buildings..........................................................            8,913            7,823
        Furniture and equipment............................................          169,483          146,108
        Less accumulated depreciation and amortization.....................         (123,099)        (107,561)
-------------------------------------------------------------------------------------------------------------
                                                                                      60,863           48,772

    Title plants, at cost..................................................           40,036           37,715
    Real estate, at lower of cost or net realizable value..................            2,598            4,126
    Investments in investees, on an equity basis...........................           10,674           12,158
    Goodwill, less accumulated amortization of $13,479.....................           66,885           52,971
    Deferred income taxes..................................................                -            4,288
    Other assets...........................................................           26,586           23,694
-------------------------------------------------------------------------------------------------------------
                                                                                     842,273          677,863
------------------------------------------------------------------------------------=========================

LIABILITIES
    Notes payable, including $7,354 and $6,966 long-term portion...........           14,195           13,794
    Accounts payable and accrued liabilities...............................           82,248           57,752
    Estimated title losses.................................................          230,058          202,544
    Deferred income taxes..................................................           11,284                -
    Minority interests.....................................................           10,896            9,233

Contingent liabilities and commitments

STOCKHOLDERS' EQUITY
    Common - $1 par, authorized 30,000,000, issued and outstanding
     16,681,212 and 16,751,240.............................................           17,007           16,868
    Class B Common - $1 par, authorized 1,500,000, issued and outstanding
     1,050,012.............................................................            1,050            1,050
    Additional paid-in capital.............................................          116,870          115,239
    Retained earnings......................................................          353,226          258,746
    Accumulated other comprehensive earnings:
      Unrealized investment gains..........................................            9,039            3,843
      Foreign currency translations........................................              305              306
    Treasury stock - 325,669 and 116,900 Common shares, at cost............           (3,905)          (1,512)
-------------------------------------------------------------------------------------------------------------
           Total stockholders' equity ($27.84 and $22.16 per share)........          493,592          394,540
-------------------------------------------------------------------------------------------------------------
                                                                                     842,273          677,863
------------------------------------------------------------------------------------=========================

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

-----------------------------------------------------------------------------------------------------------------------------
Years ended December 31                                                               2002             2001             2000
-----------------------------------------------------------------------------------------------------------------------------
                                                                                               ($000 Omitted)
CASH PROVIDED BY OPERATING ACTIVITIES (NOTE)...............................          162,551          108,186          31,913

Investing activities:
    Purchases of property and equipment, title plants and real estate-
        net................................................................          (30,165)         (23,452)        (19,191)
    Proceeds from investments matured and sold.............................          163,737           70,074          87,325
    Purchases of investments...............................................         (197,748)        (135,579)        (80,550)
    Increases in notes receivable..........................................           (3,198)          (3,208)        (10,535)
    Collections on notes receivable........................................            6,305           11,531           1,733
    Cash paid for equity investees.........................................                -                -          (6,863)
    Cash paid for acquisitions of subsidiaries - net (see below)...........          (12,502)         (13,016)         (9,475)
-----------------------------------------------------------------------------------------------------------------------------
CASH USED BY INVESTING ACTIVITIES..........................................          (73,571)         (93,650)        (37,556)

Financing activities:
    Purchases of treasury stock............................................                -                -          (1,512)
    Distributions to minority interests....................................           (7,713)          (5,926)         (4,814)
    Proceeds from exercise of stock options................................              467              337              19
    Proceeds from stock offering - net.....................................                -           44,509               -
    Proceeds from notes payable............................................            4,259            6,597          16,856
    Payments on notes payable..............................................           (7,543)         (35,852)         (5,829)
-----------------------------------------------------------------------------------------------------------------------------
CASH (USED) PROVIDED BY FINANCING ACTIVITIES...............................          (10,530)           9,665           4,720
-----------------------------------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...........................           78,450           24,201            (923)
------------------------------------------------------------------------------------=========================================

Note: Reconciliation of net earnings to the above amounts
    Net earnings...........................................................           94,480           48,686             606
    Add (deduct):
       Depreciation and amortization.......................................           21,383           22,648          20,951
       Provisions for title losses in excess of payments...................           27,306           11,483           6,511
       (Increase) decrease in receivables - net............................          (18,785)          (1,660)            576
       Increase (decrease) in payables and accrued liabilities - net                  21,878           18,450          (3,138)
       Minority interest expense...........................................            8,940            7,414           5,048
       Net (earnings) losses from equity investees.........................           (3,420)          (1,345)            596
       Dividends received from equity investees............................            2,892            2,275           1,132
       Provisions for deferred income taxes................................           12,775            1,897           2,041
       Other - net.........................................................           (4,898)          (1,662)         (2,410)
-----------------------------------------------------------------------------------------------------------------------------
Cash provided by operating activities......................................          162,551          108,186          31,913
------------------------------------------------------------------------------------=========================================

Supplemental information:
   Net assets acquired (purchase method):
      Goodwill.............................................................           11,739           19,312           7,528
      Title plants.........................................................              537            5,056           5,239
      Other................................................................            4,580            4,830           3,645
   Liabilities assumed.....................................................           (6,574)         (12,962)         (2,000)
   Common stock issued.....................................................                -           (3,220)         (4,937)
   Treasury stock acquired.................................................            2,220                -               -
   Cash paid for acquisitions of subsidiaries - net........................           12,502           13,016           9,475
-----------------------------------------------------------------------------------------------------------------------------

   Income taxes paid.......................................................           23,645           14,615             528
   Interest paid...........................................................              730            1,649           1,687
------------------------------------------------------------------------------------=========================================

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Three years ended December 31, 2002)

NOTE 1

GENERAL. Stewart Information Services Corporation, through its subsidiaries (collectively, the Company), is primarily engaged in the title insurance business. The Company also provides real estate information services. The Company operates through a network of direct and agency offices throughout the United States. Approximately 32 percent of consolidated title revenues are generated in California and Texas. The operations in the international markets in which the Company does business are insignificant to consolidated results.

A. MANAGEMENT RESPONSIBILITY. The accompanying financial statements were prepared by management, which is responsible for their integrity and objectivity. The statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP), including management's best judgments and estimates. Actual results could differ from estimates.

B. NEW SIGNIFICANT ACCOUNTING PRONOUNCEMENTS. The Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets" effective January 1, 2002, as required, and no longer amortizes goodwill. Instead, goodwill and other intangibles are reviewed no less than annually and amounts determined to be impaired will be expensed to current operations. The effect on the Company's results of operations is described in Note 7.

         In accordance with SFAS No. 141 "Business Combinations", the Company has used the purchase method of accounting for business combinations occurring after June 30, 2001. The effect on the Company's consolidated financial position or results of operations was immaterial.

         The Company adopted the stock-based compensation disclosure requirements of SFAS No. 148. See Note 1S. The impact the on the Company's financial position or results of operations for the change in the fair value method of accounting for stock-based compensation, if adopted, is expected to be immaterial.

         The Company adopted the disclosure requirements for guarantees required by FASB Interpretation No. 45 effective December 31, 2002. The Company will adopt the initial recognition and measurement provision of the non-contingent aspects of guarantees issued or modified after December 31, 2002 and currently anticipates no significant effect on the Company's consolidated financial position or results of operations.

         The Company will adopt the requirements of consolidation of variable interest entities created or obtained after January 31, 2003 and related disclosures required by FASB Interpretation No. 46, effective June 15, 2003. The effect on the Company's consolidated financial position or results of operations is expected to be immaterial.

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

         In restating to GAAP, the statutory premium reserve and the reserve for reported title losses are eliminated and, in substitution, amounts are established for estimated title losses (see Note 1G). The net effect, after providing for certain deferred income taxes, is included in consolidated retained earnings.

F. REVENUE RECOGNITION. Operating revenues from direct title operations are considered earned at the time of the closing of the related real estate transaction. Premium revenues on title insurance policies written by agencies are recognized primarily when policies are reported to the Company. The Company accrues for unreported policies where reasonable estimates can be made based on historical reporting patterns of agencies, current trends and known information about agencies.

         Revenues from real estate information services are considered earned at the time the service is performed or the work product is delivered to the customer.

G. TITLE LOSSES AND RELATED CLAIMS. Estimating future title loss payments is difficult because of the complex nature of title claims, the length of time over which claims are paid, the significantly varying dollar amounts of individual claims and other factors.

         The Company's liability for estimated title losses comprises both known claims and other losses expected to be reported in the future. The amount of the reserves represents the aggregate future payments, net of recoveries, that the Company expects to incur on policy and escrow losses and in costs to settle claims. Provisions are charged to income in the same year the related premium revenues are recognized. The amounts provided are based on reported claims, historical loss experience, title industry averages, current legal environment and types of policies written.

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

M. GOODWILL. Goodwill is the excess of the purchase price over the fair value of net assets acquired. Prior to January 1, 2002 goodwill was amortized using the straight-line method by charges to earnings generally over 20 to 40 years. Effective January 1, 2002, goodwill is not amortized but is reviewed no less than annually and, if determined to be impaired, is expensed to current operations. Goodwill impairment charges were $703,000 in 2001. There were no such charges in 2002 and 2000. See Note 1B.

N. OTHER ACQUIRED INTANGIBLES. The Company does not have any significant acquired intangible assets, other than title plants and goodwill.

O. LONG-LIVED ASSETS. The Company reviews the carrying values of goodwill, title plants and other long-lived assets if certain events occur that may indicate impairment. Goodwill is reviewed no less than annually. Impairment of all other long-lived assets is indicated when projected undiscounted cash flows over the estimated lives of the assets are less than carrying values. If impairment is determined by management, the book amounts are written down to fair values by calculating the discounted values of projected cash flows. See Note 1B.

P. FAIR VALUES. The fair values of financial instruments, including cash and cash equivalents, short-term investments, notes receivable, notes payable and accounts payable, are determined by reference to various market data and other valuation techniques, as appropriate. The fair values of these financial instruments approximate their carrying values. Investments in debt and equity securities are carried at their fair values.

Q. DERIVATIVES AND HEDGING. The Company does not invest in hedging or derivative instruments. Accordingly, SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", which was effective January 1, 2001 for the Company, had no impact on the consolidated financial statements.

R. INCOME TAXES. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the tax bases and the book carrying values for certain assets and liabilities. Valuation allowances are provided as may be appropriate. Enacted tax rates are used in calculating amounts.

S. STOCK-BASED COMPENSATION. The Company has two fixed stock-based employee compensation plans. The Company accounts for the plans under the intrinsic value method. Accordingly, no stock-based employee compensation cost is reflected in net earnings, as all options granted under the plans had an exercise price equal to the market value of the underlying Common Stock on the date of grant. See
Note 13.

         The Company applies APB No. 25 and related Interpretations in accounting for its plans. Under SFAS No. 123, compensation cost would be recognized for the fair value of the employees' purchase rights, which is estimated using the Black-Scholes model. The Company assumed a dividend yield of 0%, an expected life of five to ten years for each option, expected volatility of 38.0% to 41.6% and a risk-free interest rate of 4.8% to 6.0% for the three years ended December 31, 2002.

         Had compensation cost for the Company's plans been determined consistent with FAS 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

-----------------------------------------------------------------------------------------------------------
                                                                                 2002        2001      2000
-----------------------------------------------------------------------------------------------------------
                                                                                       ($000 Omitted)
Net earnings:
    As reported............................................................    94,480      48,686       606
    Stock-based employee compensation
     determined under fair value method....................................      (616)       (630)     (420)
-----------------------------------------------------------------------------------------------------------
    Pro forma..............................................................    93,864      48,056       186
-------------------------------------------------------------------------------============================

Earnings per share:
   Net earnings - basic....................................................      5.33        3.01       .04
   Pro forma -  basic......................................................      5.29        2.97       .01
   Net earnings - diluted..................................................      5.30        2.98       .04
   Pro forma - diluted.....................................................      5.27        2.94       .01
-------------------------------------------------------------------------------============================

NOTE 2

RESTRICTIONS ON CASH AND INVESTMENTS. Statutory reserve funds are maintained to comply with legal requirements for statutory premium reserves and state deposits. These funds are not available for any other purpose.

         A substantial majority of consolidated investments and cash at each year end was held by the Company's title insurer subsidiaries. Generally, the types of investments a title insurer can make are subject to legal restrictions. Furthermore, the transfer of funds by a title insurer to its parent or subsidiary operations, as well as other related party transactions, are restricted by law and generally require the approval of state insurance authorities.

NOTE 3

DIVIDEND RESTRICTIONS. Surplus as regards policyholders for Guaranty was $309,342,000 and $243,079,000 at December 31, 2002 and 2001, respectively.
Statutory net income for Guaranty was $21,816,000, $11,195,000 and $5,289,000 in 2002, 2001 and 2000, respectively.

         Substantially all of the consolidated retained earnings at each year end was represented by Guaranty, which owns directly or indirectly substantially all of the subsidiaries included in the consolidation.

         Guaranty cannot pay a dividend in excess of certain limits without the approval of the Texas Insurance Commissioner. The maximum dividend which can be paid without such approval in 2003 is $61,868,000. Guaranty paid dividends of $90,000, $1,390,000 and $90,000 in 2002, 2001 and 2000, respectively.

         Dividends from Guaranty are also voluntarily restricted primarily to maintain statutory surplus and liquidity at competitive levels. The ability of a title insurer to pay claims can significantly affect the decision of lenders and other customers when buying a policy from a particular insurer.

NOTE 4

INVESTMENTS. The amortized costs and market values of debt and equity securities at December 31 follow:

-----------------------------------------------------------------------------------------------------------
                                                                     2002                      2001
-----------------------------------------------------------------------------------------------------------
                                                             AMORTIZED     MARKET      Amortized    Market
                                                                COST       VALUE          cost       value
-----------------------------------------------------------------------------------------------------------
                                                                             ($000 Omitted)
Debt securities:
    Municipal.....................................            152,808     159,453       143,151     145,536
    Corporate and utilities.......................            127,265     132,502       117,950     119,500
    U.S. Government...............................             38,741      39,798        38,470      39,818
    Foreign.......................................             33,008      34,748         7,767       7,842
    Mortgage-backed...............................              1,324       1,360         1,963       1,961
Equity securities.................................              8,709       7,900         9,917      10,473
-----------------------------------------------------------------------------------------------------------
                                                              361,855     375,761       319,218     325,130
-------------------------------------------------------------==============================================

     Gross unrealized gains and losses at December 31 were:

-------------------------------------------------------------------------------------------------------------
                                                                     2002                      2001
-------------------------------------------------------------------------------------------------------------
                                                              GAINS       LOSSES        Gains        Losses
-------------------------------------------------------------------------------------------------------------
                                                                             ($000 Omitted)
Debt securities: ................................
    Municipal ...................................              6,797         152         3,057         672
    Corporate and utilities .....................              6,472       1,235         2,954       1,404
    U.S. Government .............................              1,057           -         1,366          18
    Foreign .....................................              1,742           2            96          21
    Mortgage-backed .............................                 36           -             -           2
Equity securities ...............................                295       1,104         1,060         504
-------------------------------------------------------------------------------------------------------------
                                                              16,399       2,493         8,533       2,621
--------------------------------------------------------------===============================================

         Debt securities at December 31, 2002 mature, according to their contractual terms, as follows (actual maturities may differ because of call or prepayment rights):

----------------------------------------------------------------------------------------------------------
                                                                                 Amortized         Market
                                                                                   cost             value
----------------------------------------------------------------------------------------------------------
                                                                                      ($000 Omitted)
In one year or less .............................                                  28,696           28,999
After one year through five years ...............                                 119,370          124,324
After five years through ten years ..............                                 150,897          158,858
After ten years .................................                                  52,859           54,320
Mortgage-backed securities ......................                                   1,324            1,360
----------------------------------------------------------------------------------------------------------
                                                                                  353,146          367,861
---------------------------------------------------------------------------------=========================

         The Company believes its investment portfolio is diversified and expects no material loss to result from the failure to perform by issuers of the debt securities it holds. Investments made by the Company are not collateralized. The mortgage-backed securities are insured by U.S. Government agencies.

NOTE 5

INVESTMENT INCOME. Income from investments and realized gains and losses for the three years follow:

-----------------------------------------------------------------------------------------------------
                                                                     2002            2001       2000
-----------------------------------------------------------------------------------------------------
                                                                             ($000 Omitted)
Income:
    Debt securities ............................................    17,484          15,614     13,770
    Short-term investments, cash equivalents and other .........     3,210           4,308      5,337
-----------------------------------------------------------------------------------------------------
                                                                    20,694          19,922     19,107
--------------------------------------------------------------------=================================

Realized gains and losses:
    Gains ......................................................     7,966 (1)       1,308        823
    Losses .....................................................    (4,934)           (952)      (800)
-----------------------------------------------------------------------------------------------------
                                                                     3,032             356         23
--------------------------------------------------------------------=================================

(1)  Includes gain on sale of real estate of $2,376,000.

         The sales of securities resulted in proceeds of $118,106,000 in 2002, $41,694,000 in 2001 and $51,066,000 in 2000.

         Expenses assignable to investment income were insignificant. There were no significant investments at December 31, 2002 that did not produce income during the year.

NOTE 6

INCOME TAXES. Deferred income taxes at December 31, 2002 and 2001 were as follows:

-------------------------------------------------------------------------------------------------
                                                                        2002                2001
-------------------------------------------------------------------------------------------------
                                                                             ($000 Omitted)
Deferred tax assets:
    Accruals not currently deductible ..........................        1,313                 874
    Net operating loss carryforwards ...........................          213                 483
    Allowance for uncollectible amounts ........................          963                 891
    Book over tax depreciation .................................        2,314               3,526
    Investments in partnerships ................................        1,222                 905
    Foreign tax credit carryforwards ...........................        1,409               1,609
    Other ......................................................        1,711               1,804
-------------------------------------------------------------------------------------------------
                                                                        9,145              10,092
    Less valuation allowance ...................................       (1,292)               (608)
-------------------------------------------------------------------------------------------------
                                                                        7,853               9,484

Deferred tax liabilities:
    Tax over book title loss provisions ........................      (13,051)             (2,411)
    Unrealized gains on investments ............................       (4,867)             (2,069)
    Other ......................................................       (1,219)               (716)
-------------------------------------------------------------------------------------------------
                                                                      (19,137)             (5,196)
-------------------------------------------------------------------------------------------------
Net deferred income taxes ......................................      (11,284)              4,288
----------------------------------------------------------------------===========================

         The Company has $1,207,000 and $202,000 foreign tax credit carryforwards that expire in 2006 and 2007, respectively. The valuation allowance relates to certain foreign tax credit carryforwards, net operating loss carryforwards and other deferred tax assets. Management believes it is more likely than not that future earnings will be sufficient to permit the Company to realize net deferred tax assets.

         Deferred tax expense was $12,775,000, $2,012,000 and $2,041,000 in
2002, 2001 and 2000, respectively.

The following reconciles federal income taxes computed at the statutory rate with income taxes as reported.

---------------------------------------------------------------------------------------------------------
                                                                        2002           2001        2000
---------------------------------------------------------------------------------------------------------
                                                                                ($000 Omitted)
Expected income taxes at 35% .............................             53,851         28,203         401
State income taxes .......................................              3,268          1,976         223
Foreign taxes - net of tax credits .......................              1,761            528           -
Tax effect of permanent differences:
   Tax-exempt interest ...................................             (2,009)        (1,966)     (1,909)
    Meals and entertainment ..............................              1,140          1,079         742
    Goodwill .............................................                  -            933         457
    Net (earnings) losses from equity investees .........              (1,197)          (471)        208
    Minority interests ...................................              1,201            997         546
    Non-taxable income ...................................             (1,303)        (1,434)     (1,044)
    Other - net ..........................................              2,668          2,049         916
--------------------------------------------------------------------------------------------------------
Income taxes .............................................             59,380         31,894         540
-----------------------------------------------------------------------=================================
Effective income tax rates (%) ...........................               38.6           39.6        47.1
-----------------------------------------------------------------------=================================

NOTE 7

GOODWILL. The carrying amounts of goodwill for the title reporting unit were $56,916,000 and $45,704,000 at December 31, 2002 and 2001, respectively. The remaining goodwill was attributable to the REI segment's two reportable units. During the three years ended December 31, 2002, goodwill was increased by acquisitions. Goodwill was decreased primarily by amortization in 2001 and 2000. In accordance with SFAS No. 142, amortization of goodwill was stopped effective January 1, 2002. There were no impairment write-offs of goodwill during the three-years ended December 31, 2002, except for $675,000 in 2001 in the REI segment and $28,000 in 2001 in the title segment.

-------------------------------------------------------------------------------------------------------
                                                                         2002          2001        2000
-------------------------------------------------------------------------------------------------------
                                                                         ($000 Omitted except per share)
Net earnings:
  As reported ............................................              94,480        48,686        606
  Excluding goodwill amortization ........................                   -        51,697      2,413

Basic earnings per share:
  As reported ............................................                5.33          3.01        .04
  Excluding goodwill amortization ........................                   -          3.19        .16

Diluted earnings per share:
  As reported ............................................                5.30          2.98        .04
  Excluding goodwill amortization ........................                   -          3.16        .16
------------------------------------------------------------------------===============================

NOTE 8

EQUITY INVESTEES. Certain summarized aggregated financial information for investees follows:

--------------------------------------------------------------------------------------------------------
                                                                         2002          2001        2000
--------------------------------------------------------------------------------------------------------
                                                                                  ($000 Omitted)
For the year:
    Revenues .............................................              47,723        51,318      37,757
    Net earnings .........................................               7,635         3,617         602
As of December 31:
    Total assets .........................................              18,255        25,475
    Notes payable ........................................               3,566         6,823
    Stockholders' equity .................................              12,423        15,457
------------------------------------------------------------------------================================

         Title premium revenues earned, less amounts retained by agencies, from policies issued by equity investees were $9,092,000, $7,705,000 and $4,969,000 in 2002, 2001 and 2000, respectively.

         The amount of earnings (losses) from equity investees was $3,420,000, $1,345,000 and ($596,000) in 2002, 2001 and 2000, respectively. These amounts are included in title insurance - direct operations in the consolidated financial statements.

         Goodwill related to equity investees was not amortized for the year ended December 31, 2002 in accordance with SFAS No. 142. Goodwill related to equity investees was amortized for the two years ended December 31, 2001 on a basis similar to other goodwill. Equity investments will continue to be reviewed for impairment. See Note 1B.

NOTE 9

NOTES PAYABLE.

----------------------------------------------------------------------------------------------------
                                                                                   2002        2001
----------------------------------------------------------------------------------------------------
                                                                                    ($000 Omitted)
Banks - primarily unsecured and at LIBOR (1) plus .75%, varying payments........   9,759       7,620
Other than banks ...............................................................   4,436       6,174
----------------------------------------------------------------------------------------------------
                                                                                  14,195      13,794
----------------------------------------------------------------------------------==================

(1)  1.38% and 1.88% at December 31, 2002 and 2001, respectively.

         The notes are due $6,841,000 in 2003, $2,124,000 in 2004, $1,734,000 in
2005, $613,000 in 2006, $2,206,000 in 2007 and $677,000 subsequent to 2007.

NOTE 10

ESTIMATED TITLE LOSSES. Provisions accrued, payments made and liability balances for the three years follow:

---------------------------------------------------------------------------------------------------------
                                                                          2002          2001        2000
---------------------------------------------------------------------------------------------------------
                                                                                  ($000 Omitted)
Balances at January 1 ........................................          202,544       190,298     183,787
    Provisions ...............................................           75,920        51,454      38,999
    Payments .................................................          (48,441)      (39,721)    (32,338)
    Reserve balances acquired ................................               35           763           -
    Decreases in salvage .....................................                -          (250)       (150)
---------------------------------------------------------------------------------------------------------
Balances at December 31 ......................................          230,058       202,544     190,298
------------------------------------------------------------------------=================================

         Provisions include amounts related to the current year of approximately $75,626,000, $51,085,000 and $38,815,000 for 2002, 2001 and 2000, respectively.
Payments related to the current year, including escrow and other loss payments, were approximately $10,688,000, $11,817,000 and $8,515,000 in 2002, 2001 and
2000, respectively.

NOTE 11

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

         At December 31, 2002 and 2001, there were 145,820 shares of Common Stock held by a subsidiary of the Company. These shares are considered retired but may be issued from time to time in lieu of new shares.

NOTE 12

CHANGES IN STOCKHOLDERS' EQUITY.

--------------------------------------------------------------------------------------------------------------------
                                                      COMMON
                                                    AND CLASS B      ADDITIONAL          OTHER
                                                      COMMON          PAID-IN         COMPREHENSIVE         TREASURY
                                                      STOCK           CAPITAL           EARNINGS              STOCK
--------------------------------------------------------------------------------------------------------------------
                                                                               ($000 Omitted)
Balances at December 31, 1999 ...............          14,696           64,304           (3,530)                   -
    Acquisitions ............................             430            4,507                -                    -
    Stock bonuses and other .................              41              545                -                    -
    Exercise of stock options ...............               1               18                -                    -
    Tax benefit of stock options exercised ..               -                1                -                    -
    Unrealized investment gains .............               -                -            5,148                    -
    Realized loss reclassification ..........               -                -              396                    -
    Foreign currency translations ...........               -                -              (16)                   -
    Common stock repurchases ................               -                -                -               (1,512)
--------------------------------------------------------------------------------------------------------------------
Balances at December 31, 2000 ...............          15,168           69,375            1,998               (1,512)
    Stock offering ..........................           2,500           42,009                -                    -
    Acquisitions ............................             198            3,022                -                    -
    Stock bonuses and other .................              25              474                -                    -
    Exercise of stock options ...............              27              310                -                    -
    Tax benefit of stock options exercised ..               -               49                -                    -
    Unrealized investment gains .............               -                -            2,135                    -
    Realized gain reclassification ..........               -                -             (180)                   -
    Foreign currency translations ...........               -                -              196                    -
--------------------------------------------------------------------------------------------------------------------
Balances at December 31, 2001 ...............          17,918          115,239            4,149               (1,512)
    Stock bonuses and other .................              44              747                -                    -
    Exercise of stock options ...............              95              372                -                    -
    Tax benefit of stock options exercised ..               -              512                -                    -
    Unrealized investment gains .............               -                -            7,205                    -
    Realized gain reclassification ..........               -                -           (2,009)                   -
    Foreign currency translations ...........               -                -               (1)                   -
    Common stock repurchased ................               -                -                -               (2,220)
    Common stock forfeited ..................               -                -                -                 (173)
--------------------------------------------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 2002 ...............          18,057          116,870            9,344               (3,905)
----------------------------------------------------================================================================

         In August 2001 the Company issued 2,500,000 shares of its Common Stock in an offering at a price of $19 per share.

NOTE 13

STOCK OPTIONS. A summary of the status of the Company's fixed stock option plans for the three years follows:

----------------------------------------------------------------------------------------
                                                                               Exercise
                                                                   Shares     prices (1)
----------------------------------------------------------------------------------------
                                                                                 ($)
December 31, 1999 ....................................            392,400       12.81
    Granted ..........................................             86,100       13.00
    Exercised ........................................             (1,500)      13.00
    Forfeited ........................................             (6,800)      13.57
----------------------------------------------------------------------------------------
December 31, 2000 ....................................            470,200       12.83
    Granted ..........................................             84,100       19.37
    Exercised ........................................            (27,100)      12.43
    Forfeited ........................................            (11,000)      18.81
----------------------------------------------------------------------------------------
December 31, 2001 ....................................            516,200       13.79
    Granted ..........................................             86,100       19.02
    Exercised ........................................            (94,800)       4.98
    Forfeited ........................................             (2,800)      20.22
----------------------------------------------------------------------------------------
DECEMBER 31, 2002 ....................................            504,700       16.31
------------------------------------------------------------------======================

(1) Weighted average

         At December 31, 2002, 2001 and 2000 there were 504,700, 516,200 and
470,200 options, respectively, exercisable. The weighted average fair values of options granted during the years 2002, 2001 and 2000 were $11.01, $11.53 and $7.51, respectively. See Note 1S.

         The following summarizes information about fixed stock options outstanding and exercisable at December 31, 2002:

------------------------------------------------------------------------------------------------
                                                              Range of exercise prices ($)
                                                           9.75 to      16.97 to
                                                            13.00         20.22           Total
------------------------------------------------------------------------------------------------
Shares ...............................................     180,100       324,600         504,700
Remaining contractual life - years (1) ...............         3.3           7.3             5.9
Exercise price ($) (1) ...............................       11.06         19.22           16.31
-----------------------------------------------------------=====================================

(1) Weighted average

NOTE 14

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

         In calculating the effect of the options and determining diluted earnings per share, the average number of shares used in calculating basic earnings per share was increased by 90,000 in 2002, 153,000 in 2001 and 106,000 in 2000.

NOTE 15

REINSURANCE. As is the industry practice, the Company cedes risks to other title insurance underwriters. However, the Company remains liable if the reinsurer should fail to meet its obligations. The Company also assumes risks from other underwriters. Payments and recoveries on reinsured losses were insignificant during the three years ended December 31, 2002. The total amount of premiums for assumed and ceded risks was less than one percent of title revenues in each of the last three years.

NOTE 16

LEASES. The Company's expense for leased office space was $40,663,000 in 2002, $37,181,000 in 2001 and $32,667,000 in 2000. These are noncancelable, operating leases expiring over the next 14 years. The future minimum lease payments are summarized as follows (stated in thousands of dollars):

2003 .................................................            34,350
2004 .................................................            26,628
2005 .................................................            19,228
2006 .................................................            15,289
2007 .................................................            11,851
2008 and after .......................................            65,907
------------------------------------------------------------------------
                                                                 173,253
-----------------------------------------------------------------=======

NOTE 17

CONTINGENT LIABILITIES AND COMMITMENTS. The Company is contingently liable for disbursements of escrow funds held by agencies in certain cases where specific insured closing guarantees have been issued.

         The Company routinely holds funds in segregated escrow accounts pending the closing of real estate transactions. These accounts are not included in the consolidated balance sheets. This resulted in a contingent liability to the Company of approximately $1,053,614,000 at December 31, 2002.

         The Company is a qualified intermediary in tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code. The Company holds the proceeds from transactions until a qualifying exchange can occur. This resulted in a contingent liability to the Company of approximately $340,714,000 at December 31, 2002.

         On December 31, 2002 the Company was contingently liable for guarantees of indebtedness owed primarily to banks and others by unconsolidated equity investees and other third parties. The guarantees relate primarily to business expansion and generally expire no later than December 15, 2006. The maximum potential future payments on the guarantees amount to $2,679,000 for equity investees and $7,216,000 for other third parties. Management believes that the collateral available, primarily title plants and the guarantees of corporate stock, would enable the Company to recover the amounts paid under the guarantees. The Company believes no provision for losses is needed because no loss is expected on these guarantees.

         In the ordinary course of business the Company guarantees the third party indebtedness of its consolidated subsidiaries. On December 31, 2002 the maximum potential future payments on the guarantees is not more than the notes payable recorded on the consolidated balance sheets.

         In the normal conduct of its business, the Company is subject to lawsuits, regulatory investigations and other legal proceedings that may involve substantial amounts. Such matters are not predictable with complete assurance. The Company believes the probable resolution of such contingencies will not materially affect the financial condition of the Company.

NOTE 18

SEGMENT INFORMATION. The Company's two reportable segments are title and real estate information (REI). Both segments serve each other and the real estate and mortgage industries.

         The title segment provides services needed in transferring the title in a real estate transaction. These services include searching, examining and closing the title to real property and insuring the condition of the title.

         The REI segment primarily provides services related to real estate transactions through electronic delivery. These services include title reports, flood determinations, property appraisals, mortgage documents, property reports and tax services. This segment also provides post-closing services to lenders. In addition, the REI segment provides services related to Section 1031 tax-deferred exchanges, mapping, and construction and maintenance of title plants for county clerks, tax assessors and title agencies.

         Under the Company's internal reporting system, most general corporate expenses are incurred by and charged to the title segment. Technology costs are also charged to the title segment, except for direct expenditures related to the REI segment. All investment income is included in the title segment as it is generated primarily from the investments of the title underwriting operations.

---------------------------------------------------------------------------------------------------------------
                                                                     Title             REI              Total
---------------------------------------------------------------------------------------------------------------
                                                                                ($000 Omitted)
2002:
     Revenues ........................................             1,708,597          71,119          1,779,716
     Intersegment revenues ...........................                 2,063           1,398              3,461
     Depreciation and amortization ...................                18,545           2,838             21,383
     Pretax earnings .................................               145,059           8,801            153,860
     Identifiable assets .............................               797,854          44,419            842,273

2001:
    Revenues .........................................             1,207,764          63,821          1,271,585
    Intersegment revenues ............................                 2,023           3,787              5,810
    Depreciation and amortization ....................                18,389           4,259             22,648
    Pretax earnings ..................................                75,294           5,286             80,580
    Identifiable assets ..............................               639,282          38,581            677,863

2000:
    Revenues .........................................               884,736          50,749            935,485
    Intersegment revenues ............................                   226           3,379              3,605
    Depreciation and amortization ....................                16,710           4,241             20,951
    Pretax earnings (losses) .........................                 5,863          (4,717)             1,146
-------------------------------------------------------------------============================================

NOTE 19

QUARTERLY FINANCIAL INFORMATION (UNAUDITED).

------------------------------------------------------------------------------------------------------------
                                                              Mar 31       June 30      Sept 30      Dec 31
------------------------------------------------------------------------------------------------------------
                                                                     ($000 Omitted, except per share)
Revenues:
    2002 .............................................        347,974      407,128      473,345      551,269
    2001 .............................................        245,714      315,660      340,154      370,057

Net earnings:
    2002 .............................................         11,344       17,711       21,597       43,828
    2001 .............................................          3,073       15,438       13,003       17,172

Earnings per share - diluted:
    2002 .............................................            .63          .99         1.22         2.46
    2001 .............................................            .20         1.00          .78          .96
--------------------------------------------------------------==============================================

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

STEWART TITLE GUARANTY COMPANY
STEWART TITLE INSURANCE COMPANY
Principal Underwriters of Stewart Information Services Corporation

UNCONSOLIDATED STATUTORY BALANCE SHEETS (UNAUDITED)
From statutory Annual Statements as filed

----------------------------------------------------------------------------------------------------------------
                                                                        Stewart Title            Stewart Title
December 31, 2002                                                      Guaranty Company        Insurance Company
----------------------------------------------------------------------------------------------------------------
                                                                                     ($000 Omitted)
Admitted assets
    Bonds ............................................                     299,045                   34,320
    Stocks - investments in affiliates ...............                     240,833                        -
    Stocks - other ...................................                       7,821                        -
    Cash and short-term investments ..................                      57,169                    2,942
    Title plants .....................................                       3,734                      100
    Title insurance premiums and fees receivable .....                      26,495                    1,115
    Other ............................................                      16,521                    1,557
-----------------------------------------------------------------------------------------------------------
                                                                           651,618                   40,034
-----------------------------------------------------------------------====================================
Liabilities, surplus and other funds
    Reserve for title losses .........................                      42,812                    9,072
    Statutory premium reserve ........................                     266,184                   12,784
    Other ............................................                      33,280                    2,717
-----------------------------------------------------------------------------------------------------------
                                                                           342,276                   24,573

Surplus as regards policyholders (Note) ..............                     309,342                   15,461
-----------------------------------------------------------------------------------------------------------
                                                                           651,618                   40,034
-----------------------------------------------------------------------====================================

Consolidated stockholder's equity (unaudited), based on accounting principles generally accepted in the United States of America (GAAP), for Stewart Title
Guaranty Company at December 31, 2002
(000 omitted) ...............................................................            $  444,890
                                                                                         ==========

Note: The amount shown above for stockholder's equity exceeds policyholders surplus primarily because under GAAP the statutory premium reserve and reserve for reported title losses are eliminated and estimated title loss reserves are substituted, net of applicable income taxes.

Unaudited - see accompanying independent auditors' report.

                                                                      SCHEDULE I

                    STEWART INFORMATION SERVICES CORPORATION
                                (PARENT COMPANY)

                   EARNINGS AND RETAINED EARNINGS INFORMATION

================================================================================================================
                                                                                 Years Ended December 31,
                                                                         ------------------------------------
                                                                         2002            2001            2000
                                                                         ----            ----            ----
                                                                                      (In thousands)
================================================================================================================
REVENUES
   Investment income ............................................      $     532       $     471       $     374
   Other income .................................................            418              80              11
                                                                       ---------       ---------       ---------
                                                                             950             551             385
EXPENSES
   Employee costs ...............................................            284             220             189
   Other operating expenses .....................................          3,531           2,913           2,084
   Depreciation and amortization ................................             70              39              33
                                                                       ---------       ---------       ---------
                                                                           3,885           3,172           2,306

Losses before taxes and equity in earnings of investees .........         (2,935)         (2,621)         (1,921)
Income tax benefit ..............................................            772             678             419
Earnings from equity investees ..................................         96,643          50,629           2,108
                                                                       ---------       ---------       ---------

NET EARNINGS ....................................................         94,480          48,686             606

Retained earnings at beginning of year ..........................        258,746         210,060         209,454
                                                                       ---------       ---------       ---------

Retained earnings at end of year ................................      $ 353,226       $ 258,746       $ 210,060
                                                                       =========       =========       =========

See accompanying note to financial statement information.

                                         (Schedule continued on following page.)

                                                                      SCHEDULE I
                                                                     (CONTINUED)

                    STEWART INFORMATION SERVICES CORPORATION
                                (PARENT COMPANY)

                            BALANCE SHEET INFORMATION

=================================================================================================================
                                                                                                December 31,
                                                                                              ----------------
                                                                                              2002         2001
                                                                                              ----         ----
                                                                                                (In thousands)
=================================================================================================================
ASSETS
   Cash and cash equivalents ...........................................................   $     933    $     167

   Short-term investments ..............................................................         200        3,003
   Investments in debt securities, at market ...........................................       9,756       14,975

   Receivables:
     Notes, including $23,399 and $32,859 from affiliates ..............................      23,595       33,032
     Other, including $554 and $556 from affiliates ....................................         631          848
     Less allowance for uncollectible amounts ..........................................         (20)         (20)
                                                                                           ---------    ---------
                                                                                              24,206       33,860

   Furniture and equipment, at cost ....................................................       4,461          257
   Less accumulated depreciation .......................................................        (205)        (149)
                                                                                           ---------    ---------
                                                                                               4,256          108

   Title plants, at cost ...............................................................          48           48
   Investments in investees ............................................................     451,380      340,029
   Other assets ........................................................................       4,577        4,883
                                                                                           ---------    ---------
                                                                                           $ 495,356    $ 397,073
                                                                                           =========    =========
LIABILITIES
     Notes payable .....................................................................   $     265    $     329
     Accounts payable and accrued liabilities ..........................................       1,499        2,204

Contingent liabilities and commitments

STOCKHOLDERS' EQUITY
   Common - $1 par, authorized 30,000,000, issued and outstanding 16,681,212 and
      16,751,240 .......................................................................      17,007       16,868
   Class B Common - $1 par, authorized 1,500,000 issued and outstanding 1,050,012 ......       1,050        1,050
   Additional paid-in capital ..........................................................     116,870      115,239
   Retained earnings (1) ...............................................................     353,226      258,746
   Accumulated other comprehensive earnings:
       Unrealized investment gains .....................................................       9,039        3,843
       Foreign currency translations ...................................................         305          306
   Treasury stock - 325,669 and 116,900 Common shares, at cost .........................      (3,905)      (1,512)
                                                                                           ---------    ---------
          Total stockholders' equity ($27.84 and $22.16 per share) .....................     493,592      394,540
                                                                                           ---------    ---------
                                                                                           $ 495,356    $ 397,073
                                                                                           =========    =========

(1) Includes undistributed earnings of subsidiaries of $361,077 in 2002 and $264,434 in 2001.

See accompanying note to financial statement information.

                                         (Schedule continued on following page.)

                                                                      SCHEDULE I
                                                                     (CONTINUED)

                    STEWART INFORMATION SERVICES CORPORATION
                                (PARENT COMPANY)

                              CASH FLOW INFORMATION

=================================================================================================================
                                                                                    Years Ended December 31,
                                                                                  ----------------------------
                                                                                  2002        2001        2000
                                                                                  ----        ----        ----
                                                                                          (In thousands)
=================================================================================================================
CASH USED BY OPERATING ACTIVITIES (NOTE) .........................              $ (1,685)   $   (279)   $ (5,701)

Investing activities:
   Purchases of property and equipment - net .....................                (4,209)        (70)          -
   Proceeds from investments matured and sold ....................                19,799       3,484       2,354
   Purchases of investments ......................................               (11,686)    (16,902)          -
   Dividends received from unconsolidated subsidiaries ...........                    90       1,390       8,090
   Increases in notes and other receivables ......................                   (93)    (29,603)        (75)
   Collections on notes and other receivables ....................                 9,529       1,440          56
   Cash paid for acquisitions of subsidiaries - net ..............               (11,382)     (4,067)     (2,175)
                                                                                --------    --------    --------
CASH PROVIDED (USED) BY INVESTING ACTIVITIES .....................                 2,048     (44,328)      8,250
                                                                                --------    --------    --------
Financing activities:
   Payments on notes payable .....................................                   (64)       (448)       (680)
   Proceeds from exercise of stock options .......................                   467         337          19
   Proceeds from stock offering - net ............................                     -      44,509           -
   Purchases of treasury stock ...................................                     -           -      (1,512)
                                                                                --------    --------    --------
CASH PROVIDED (USED) BY FINANCING ACTIVITIES .....................                   403      44,398      (2,173)
                                                                                --------    --------    --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .................              $    766    $   (209)   $    376
                                                                                ========    ========    ========

Note: Reconciliation of net earnings to the above amounts
   Net earnings ..................................................              $ 94,480    $ 48,686    $    606
   Add (deduct):
      Depreciation and amortization ..............................                    70          39          33
      Decrease (increase) in receivables - net ...................                     2       1,606      (1,714)
      (Decrease) increase in payables and accrued
         liabilities - net .......................................                  (705)         36      (1,863)
      Earnings from equity investees .............................               (96,643)    (50,629)     (2,108)
      Other - net ................................................                 1,111         (17)       (655)
                                                                                --------    --------    --------
   Cash used by operating activities .............................              $ (1,685)   $   (279)   $ (5,701)
                                                                                ========    ========    ========

Supplemental information:
     Income taxes paid ...........................................                     -           -           -
     Interest paid ...............................................                     -           -           -

Noncash transactions:
    Forgiveness of debt from affiliate ...........................                     -           -       4,913

See accompanying note to financial statement information.

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

         Certain amounts in the 2001 and 2000 Parent Company financial statements have been reclassified for comparative purposes. Net earnings, as previously reported, were not affected.

         Dividends received from subsidiaries for 2002, 2001 and 2000 were $90,000, $1,390,000 and $90,000, respectively.

                                                                     SCHEDULE II

            STEWART INFORMATION SERVICES CORPORATION AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

                                DECEMBER 31, 2002

======================================================================================================================
                                                                 Col. C
               Col. A                       Col. B              Additions                Col. D              Col. E
======================================================================================================================
                                            Balance       Charged       Charged to
                                              at             to            other                             Balance
                                           beginning      cost and       accounts      Deductions            at end
            Description                    of period      expenses      (described)    (described)          of period
======================================================================================================================
Stewart Information Services
   Corporation and subsidiaries:

Year ended December 31, 2000:
  Estimated title losses .............   $183,787,003   $ 38,999,295            -     $ 32,488,157  (A)   $190,298,141
  Allowance for uncollectible
     amounts .........................      4,379,473      2,130,000            -        1,382,655  (B)      5,126,818

Year ended December 31, 2001:
  Estimated title losses .............    190,298,141     51,453,895   $  763,000(C)    39,970,656  (A)    202,544,380
  Allowance for uncollectible
     amounts .........................      5,126,818      1,600,000            -        2,062,348  (B)      4,664,470

Year ended December 31, 2002:
  Estimated title losses .............    202,544,380     75,920,324       35,000(C)    48,442,030  (A)    230,057,674
  Allowance for uncollectible
     amounts .........................      4,664,470      2,223,000                     1,579,908  (B)      5,307,562

Stewart Information Services
   Corporation - Parent:

Year ended December 31, 2000:
   Allowance for uncollectible amounts   $     20,000              -            -                -        $     20,000

Year ended December 31, 2001:
   Allowance for uncollectible amounts         20,000              -            -                -              20,000

Year ended December 31, 2002:
   Allowance for uncollectible amounts         20,000              -            -     $        294  (B)         19,706

(A) Represents primarily payments of policy and escrow losses and loss adjustment expenses during the year.

(B) Represents uncollectible accounts written off.

(C) Represents estimated title loss reserve acquired.

                                INDEX TO EXHIBITS

    Exhibit

      3.1 - Certificate of Incorporation of the Registrant, as amended March 19, 2001 (incorporated by reference in this report from Exhibit
                3.1 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

      3.2 - By-Laws of the Registrant, as amended March 13, 2000 (incorporated by reference in this report from Exhibit 3.2 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

      4. - Rights of Common and Class B Common Stockholders (incorporated by reference to Exhibits 3.1 and 3.2 hereto)

     10.1    -  Summary of agreements as to payment of bonuses to certain executive officers

     10.2    -  Deferred Compensation Agreements dated March 10, 1986, amended
                July 24, 1990 and October 30, 1992, between the Registrant and certain executive officers (incorporated by reference in this report from Exhibit 10.2 of the Annual Report on Form 10-K for the fiscal year ended December 31, 1997)

     10.3    -  Stewart Information Services Corporation 1999 Stock Option Plan
                (incorporated by reference in this report from Exhibit 10.3 of the Annual Report on Form 10-K for the fiscal year ended December 31, 1999)

     10.4    -  Stewart Information Services Corporation 2002 Stock Option Plan
                for Region Managers (incorporated by reference in this report from Exhibit 10.4 of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2002)

     21.     -  Subsidiaries of the Registrant

     23.     -  Consent of Independent Certified Public Accountant, including consent to incorporation by reference of their reports into previously filed Securities Act registration statements

     99.1    -  Certificate of Co-Chief Executive Officer pursuant to Section
                906(a) of the Sarbanes-Oxley Act of 2002

     99.2    -  Certificate of Co-Chief Executive Officer pursuant to Section
                906(a) of the Sarbanes-Oxley Act of 2002

     99.3    -  Certificate of Chief Financial Officer pursuant to Section
                906(a) of the Sarbanes-Oxley Act of 2002