Form 10-Q
period 2003-03-31
STEWART INFORMATION SERVICES CORP
filed 2003-05-12
CIK 94344

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549




(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended March 31, 2003



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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 2003.

                              Common            16,718,248
                      Class B Common             1,050,012

                                    FORM 10-Q
                                QUARTERLY REPORT
                          Quarter Ended March 31, 2003





                                TABLE OF CONTENTS





Item No.                                                                  Page
--------                                                                  ----
                         Part I - FINANCIAL INFORMATION


  1.             Financial Statements                                       1

  2.             Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                        6

  3.             Quantitative and Qualitative Disclosures About
                 Market Risk                                                8

  4.             Controls and Procedures                                    9


                           Part II - OTHER INFORMATION

  1.             Legal Proceedings                                         10

  5.             Other Information                                         10

  6.             Exhibits and Reports on Form 8-K                          11


                 Signature                                                 12

                 Certifications Pursuant to Section 302(a) of the
                 Sarbanes-Oxley Act of 2002                                13






As used in this report, "we", "us", "our" and "Stewart" mean Stewart Information Services Corporation and our subsidiaries unless the context indicates otherwise.

                    STEWART INFORMATION SERVICES CORPORATION

    CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE EARNINGS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2003 and 2002



                                                                          THREE MONTHS ENDED
                                                                         --------------------
                                                                          MAR 31      MAR 31
                                                                           2003        2002
                                                                         --------    --------
                                                                           ($000 Omitted)
Revenues
    Title insurance:
         Direct operations                                                193,293     146,405
         Agency operations                                                224,002     180,272

    Real estate information services                                       19,050      16,042
    Investment income                                                       4,783       4,903
    Investment (losses) gains - net                                          (204)        352
                                                                         --------    --------
                                                                          440,924     347,974

Expenses
    Amounts retained by agents                                            184,749     148,289
    Employee costs                                                        132,002     104,565
    Other operating expenses                                               66,848      55,204
    Title losses and related claims                                        17,956      14,366
    Depreciation                                                            5,909       5,385
    Interest                                                                  215         255
    Minority interests                                                      2,338       1,530
                                                                         --------    --------
                                                                          410,017     329,594
                                                                         --------    --------

Earnings before taxes                                                      30,907      18,380
Income taxes                                                               11,032       7,036
                                                                         --------    --------

Net earnings                                                               19,875      11,344
                                                                         ========    ========



Average number of shares outstanding -
    assuming dilution (000)                                                17,831      17,957

Earnings per share - basic                                                   1.12        0.64

Earnings per share - diluted                                                 1.11        0.63
                                                                         ========    ========
Comprehensive earnings:
Net earnings                                                               19,875      11,344
Changes in other comprehensive earnings,
 net of taxes of $470 and $(1,255), respectively                              872      (2,330)
                                                                         --------    --------
Comprehensive earnings                                                     20,747       9,014
                                                                         ========    ========


See notes to condensed consolidated financial statements.

                    STEWART INFORMATION SERVICES CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2003 AND DECEMBER 31, 2002





                                                                       MAR 31        DEC 31
                                                                        2003          2002
                                                                      --------      --------
                                                                          ($000 Omitted)

      Assets
          Cash and cash equivalents                                    122,813       139,156
          Short-term investments                                        52,117        50,673
          Investments - statutory reserve funds                        327,042       306,501
          Investments - other                                           74,429        69,260
          Receivables                                                   61,360        69,041
          Property and equipment                                        63,851        60,592
          Title plants                                                  41,332        40,307
          Goodwill                                                      72,779        66,885
          Other                                                         40,568        39,858
                                                                      --------      --------
                                                                       856,291       842,273
                                                                      ========      ========

      Liabilities
          Notes payable                                                 18,373        14,195
          Accounts payable and accrued liabilities                      62,510        82,248
          Estimated title losses                                       237,624       230,058
          Deferred income taxes                                         11,326        11,284
          Minority interests                                            11,331        10,896

      Contingent liabilities and commitments

      Stockholders' equity
          Common and Class B Common Stock and
            additional paid-in capital                                 135,715       134,927
          Retained earnings                                            373,101       353,226
          Accumulated other comprehensive earnings                      10,216         9,344
          Treasury stock - 325,669 shares                               (3,905)       (3,905)
                                                                      --------      --------
            Total stockholders' equity                                 515,127       493,592
                                                                      --------      --------
                                                                       856,291       842,273
                                                                      ========      ========






See notes to condensed consolidated financial statements.

                    STEWART INFORMATION SERVICES CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

                                                                          THREE MONTHS ENDED
                                                                         --------------------
                                                                          MAR 31      MAR 31
                                                                           2003        2002
                                                                         --------    --------
                                                                            ($000 Omitted)
    Cash provided by operating activities (Note)                           22,538      17,115

    Investing activities:
         Purchases of property and equipment and title plants - net        (8,650)     (5,561)
         Proceeds from investments matured and sold                        48,829      31,205
         Purchases of investments                                         (71,436)    (30,809)
         Increases in notes receivable                                       (333)       (630)
         Collections on notes receivable                                      446         579
         Cash paid for the acquisition of subsidiaries - net               (9,517)         --
                                                                         --------    --------
    Cash used by investing activities                                     (40,661)     (5,216)

    Financing activities:
         Distribution to minority interests                                (1,907)     (1,320)
         Proceeds from issuance of stock                                       --          32
         Proceeds of notes payable                                          5,885         444
         Payments on notes payable                                         (2,198)     (1,931)
                                                                         --------    --------
    Cash provided (used) by financing activities                            1,780      (2,775)
                                                                         --------    --------
    (Decrease) increase in cash and cash equivalents                      (16,343)      9,124
                                                                         ========    ========


     NOTE:  Reconciliation of net earnings to the above amounts -

     Net earnings                                                          19,875      11,344
     Add (deduct):
           Depreciation and amortization                                    5,909       5,385
           Provision for title losses in excess of payments                 6,384       4,062
           Provision for uncollectible amounts - net                        1,195         722
           Decrease in accounts receivable - net                            6,985       6,756
           Decrease in accounts payable and accrued
              liabilities - net                                           (20,483)    (11,883)
           Minority interest expense                                        2,338       1,530
           Equity in net earnings of investees                             (1,160)       (543)
           Dividends from equity investees                                  1,321         548
           Realized investment losses (gains) - net                           204        (352)
           Stock bonuses                                                      787         634
           Change in deferred taxes                                          (427)        841
           Increase in other assets                                          (308)     (1,756)
           Other - net                                                        (82)       (173)
                                                                         --------    --------

    Cash provided by operating activities                                  22,538      17,115
                                                                         ========    ========
Supplemental information:
    Assets acquired (purchase method)
           Goodwill                                                         6,233          --
           Title plants                                                     1,000          --
           Other                                                            4,902          --
    Liabilities assumed                                                    (2,618)         --
    Common Stock acquired (issued)                                             --          --
    Debt issued to sellers                                                     --          --
                                                                         --------    --------
    Cash paid for the acquisition of subsidiaries - net                     9,517          --
                                                                         ========    ========

See notes to condensed consolidated financial statements.

                    STEWART INFORMATION SERVICES CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



Note 1:   Interim Financial Statements

The financial information contained in this report for the three month periods ended March 31, 2003 and 2002, and as of March 31, 2003, is unaudited. In the opinion of our management, all adjustments necessary for a fair presentation of this information for all unaudited periods, consisting only of normal recurring accruals, have been made. The results of operations for the interim periods are not necessarily indicative of results for a full year. This report should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

Certain amounts in the 2002 condensed consolidated financial statements have been reclassified for comparative purposes. Net earnings, as previously reported, were not affected.


Note 2:   Segment Information

Our two reportable segments are title and real estate information. Selected financial information related to these segments follows:


                                        Real estate
                          Title         information          Total
                          -----         -----------          -----
                                       ($000 Omitted)
Revenues:
---------
Three months ended
     3/31/03             421,874          19,050            440,924
     3/31/02             331,932          16,042            347,974

Pretax earnings:
----------------
Three months ended
     3/31/03              27,896           3,011             30,907
     3/31/02              17,716             664             18,380

Identifiable assets:
--------------------
     3/31/03             811,762          44,529            856,291
    12/31/02             797,854          44,419            842,273


Note 3:   Earnings Per Share

Our basic earnings per share figures were calculated by dividing net earnings by the weighted average number of shares of Common Stock and Class B Common Stock outstanding during the reporting period. The only potentially dilutive effect on earnings per share relates to our stock option plans.

In calculating the effect of the options and determining a figure for diluted earnings per share, the average number of shares used in calculating basic earnings per share was increased by 88,000 and 147,000 for the three month period ended March 31, 2003 and 2002, respectively.

Note 4:   Stock-based Compensation

The Company has two fixed stock-based employee compensation plans. The Company accounts for the plans under the intrinsic value method. Accordingly, no stock-based employee compensation cost is reflected in net earnings, as all options granted under the plans had an exercise price equal to the market value of the underlying Common Stock on the date of grant.

The Company applies APB No. 25 and related Interpretations in accounting for its plans. Under SFAS No. 123, compensation cost would be recognized for the fair value of the employees' purchase rights, which is estimated using the Black-Scholes model. The Company assumed a dividend yield of 0%, an expected life of ten years for each option, expected volatility of 37.2% and 40.8% and a risk-free interest rate of 4.3% and 4.8% for the two quarters ended March 31, 2003 and 2002, respectively.

Had compensation cost for the Company's plans been determined consistent with SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                THREE MONTHS ENDED
                                                               ---------------------
                                                                MAR 31       MAR 31
                                                                 2003         2002
                                                               --------     --------
                                                                  ($000 Omitted)
Net Earnings:
-------------
As reported                                                     19,875       11,344
Stock-based employee compensation
     determined under fair value method                           (529)        (495)
                                                               -------      -------
Pro forma                                                       19,346       10,849

Earnings per share:
-------------------
Net earnings - basic                                              1.12         0.64
Pro forma - basic                                                 1.09         0.61
Net earnings - diluted                                            1.11         0.63
Pro forma - diluted                                               1.08         0.60

Note 5:   Equity in Investees

The amount of earnings from equity investments was $1.2 million and $0.5 million for the three month periods ended March 31, 2003 and 2002, respectively. These amounts are included in "title insurance revenues - direct operations" in the condensed consolidated statements of earnings and comprehensive earnings.


Note 6:   Contingent Liabilities and Commitments

We adopted the disclosure requirements for guarantees required by FASB Interpretation No. 45 effective December 31, 2002. We have also adopted the initial recognition and measurement provision of the non-contingent aspects of guarantees issued or modified after December 31, 2002.

On March 31, 2003 the Company was contingently liable for guarantees of indebtedness owed primarily to banks and others by unconsolidated equity investees and other third parties. The guarantees relate primarily to business expansion and generally expire no later than December 15, 2006. The maximum potential future payments on the guarantees amount to $1,868,000 for equity investees and $7,417,000 for other third parties. Management believes that the collateral available, primarily title plants and the guarantees of corporate stock, would enable the Company to recover the amounts paid under the guarantees. The Company believes no provision for losses is needed because no loss is expected on these guarantees.

In the ordinary course of business the Company guarantees the third party indebtedness of its consolidated subsidiaries. On March 31, 2003 the maximum potential future payments on the guarantees is not more than the notes payable recorded on the consolidated balance sheets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL. Our primary business is title insurance. We close transactions and issue policies on homes and other real property located in all 50 states, the District of Columbia, U.S. territories and several foreign countries through more than 6,600 issuing locations. Our direct operations include affiliated agencies while agency operations include nonaffiliated agencies that have underwriting contracts with us. We also sell electronically delivered real estate services and information, as well as mapping products and geographic information systems, to domestic and foreign governments and private entities.

         Our business has two main segments: title insurance and real estate information (REI). These segments are closely related due to the nature of their operations and common customers. The segments provide services throughout the United States through a network of offices, including both direct operations and agencies. Although we conduct operations in several international markets, at current levels non-USA operations are immaterial with respect to our consolidated financial results.

         Generally, the principal factors that contribute to increases in our operating revenues for our title and REI segments include:

         o declining mortgage interest rates, which usually increase home sales and refinancing transactions;

         o   rising home prices;

         o   higher premium rates;

         o   increased market share;

         o   opening of new offices and acquisitions; and

         o a higher ratio of commercial transactions that, although relatively few in number, typically yield higher premiums.

         These factors may override the seasonal nature of the title business.


CRITICAL ACCOUNTING POLICIES. We believe the accounting policies that are the most critical to our financial statements, and that are subject to the most judgment and estimates, are those relating to title loss reserves, premium revenue recognition and recoverability of long-lived assets, such as goodwill and title plants.

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


RESULTS OF OPERATIONS

         A comparison of the results of operations of the Company for the three months ended March 31, 2003 with the three months ended March 31, 2002 follows.

OPERATING ENVIRONMENT. According to published industry data, interest rates for 30-year fixed rate mortgages, excluding points, for the first three months of 2003 averaged 5.8% as compared with 7.0% in 2002. Comparable rates averaged 6.5% in the full year 2002.

         In 2002 rates were steady at about 7% until April. Rates then declined through December 2002, reaching a low of 5.9%. At the end of March 2003, rates were at a level of about 5.9%.

         Operating in these mortgage interest rate environments, real estate activity was much stronger in the first quarter of 2003 as compared with the first quarter of 2002. Nationwide, refinancing transactions remained strong in 2003. The ratio of refinancings to total loan applications was 77.0% for the first quarter of 2003, compared with 49.7% for the same period in 2002. Refinancings usually have lower title insurance premium rates than real property sales. Existing home sales increased 1.4% in 2003 over 2002.

TITLE REVENUES. Our revenues from title operations increased 27.7% in the first quarter of 2003 over the first quarter in 2002. Revenues from direct operations increased 32.0% in 2003, as the number of direct closings we handled increased 30.6%. The largest revenue increases in both years were primarily in California, Florida, New York and Texas. Direct closings relate only to files closed by our underwriters and subsidiaries and do not include closings by agencies. The average revenue per closing increased 0.3% in 2003.

       Premium revenues from agencies increased 24.3% to $224.0 million in 2003 from $180.3 million in 2002. The increase in 2003 was primarily due to the increases in both refinancings and real property sales. The largest revenue increases in both years were primarily in New York, California, Florida and Pennsylvania.

REI REVENUES. Real estate information revenues were $19.1 million in 2003 and $16.0 million in 2002. The increase in 2003 resulted primarily from an increased number of product and service deliveries resulting from the large volume of real estate transactions.

INVESTMENTS. Investment income decreased 2.4% in 2003 primarily because of lower yields, partially offset by increases in average balances invested. Certain investment gains and losses were realized as part of the ongoing management of the investment portfolio for the purpose of improving performance.

AGENCY RETENTION. The amounts retained by agencies, as a percentage of revenues from agency operations, were 82.5% and 82.3% in 2003 and 2002. Amounts retained by title agencies are based on contracts between agencies and our title underwriters. The percentage that amounts retained by agencies bears to agency revenues may vary from year to year because of the geographical mix of agency operations and the volume of title revenues.

EMPLOYEE COSTS. Employee costs for the combined business segments increased 26.2% in 2003. The number of persons we employed at March 31, 2003 and March 31, 2002 was approximately 8,100 and 7,100, respectively. The increase in staff in 2003 was primarily due to the increased title and REI volume and the acquisition of new offices. In our REI segment, employee costs increased in 2003 primarily due the increase in REI volume.

OTHER OPERATING EXPENSES. Other operating expenses for the combined business segments increased 21.1% in 2003. The increase was primarily in new offices, search fees, REI expenses and business promotion. Other operating expenses also include rent, supplies, telephone, title plant expenses, travel and auto. Most of these operating expenses follow, to varying degrees, the changes in transaction volume and revenues.

         Our employee costs and certain other operating costs are sensitive to inflation. To the extent inflation causes increases in the prices of homes and other real estate, premium revenues are also increased. Premiums are determined in part by the insured values of the transactions we handle.

TITLE LOSSES. Provisions for title losses, as a percentage of title operating revenues, were 4.3% in 2003 and 4.4% in 2002. We continue to experience low loss ratios because of our improved practices. Also, increases in refinancing transactions, which generally result in lower loss exposure, have led to lower loss ratios.

INCOME TAXES. The provisions for federal, state and foreign income taxes represented effective tax rates of 35.7% and 38.3% in 2003 and 2002, respectively. The effective tax rate for the first quarter of 2003 includes a reduction for foreign taxes that amounts to 2.4%. The annual effective tax rate for 2003 is estimated to be approximately 37.5%.

LIQUIDITY AND CAPITAL RESOURCES. Cash provided by operations was $22.5 million and $17.1 million in 2003 and 2002, respectively. Cash flow from operations has been the primary source of financing for additions to property and equipment, expanding operations and other requirements. This source may be supplemented by bank borrowings. We do not have any material source of liquidity or financing that involves off-balance sheet arrangements.

         A substantial majority of consolidated cash and investments is held by Stewart Title Guaranty Company (Guaranty) and its subsidiaries. Cash transfers between Guaranty and its subsidiaries and the Company are subject to certain legal restrictions. See Notes 2 and 3 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2002.

         Our liquidity, excluding Guaranty and its subsidiaries, is comprised of cash and investments aggregating $10.2 million and short-term liabilities of $0.4 million at March 31, 2003. We know of no commitments or uncertainties that are likely to materially affect our ability to fund cash needs.

         We consider our capital resources to be adequate. Our capital resources are represented by a low debt-to-equity ratio, in which notes payable is $18.4 million and stockholders' equity is $515.1 million at March 31, 2003. We are not aware of any trends, either favorable or unfavorable, that would materially affect notes payable or stockholders' equity and we do not expect any material changes to the cost of such resources. However, significant acquisitions in the future could materially affect the notes payable or stockholders' equity balances.

FORWARD-LOOKING STATEMENTS. All statements included in this report, other than statements of historical fact, addressing activities, events or developments that we expect or anticipate will or may occur in the future, are forward-looking statements. Such forward-looking statements are subject to risks and uncertainties including, among other things, changes in mortgage interest rates, employment levels, actions of competitors, changes in real estate markets, general economic conditions, legislation (primarily legislation related to title insurance) and other risks and uncertainties discussed in our filings with the Securities and Exchange Commission.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         There have been no material changes in our investment strategies, types of financial instruments held or the risks associated with such instruments which would materially alter the market risk disclosures made in our Annual Statement on Form 10-K for the year ended December 31, 2002.

Item 4.  Controls and Procedures

         In Release No. 34-46427, effective August 29, 2002, the Securities and Exchange Commission, among other things, adopted rules requiring reporting companies to maintain disclosure controls and procedures to provide reasonable assurance that a registrant is able to record, process, summarize and report the information required in the registrant's quarterly and annual reports under the Securities Exchange Act of 1934 (the "Exchange Act"). While we believe that our existing disclosure controls and procedures have been effective to accomplish these objectives, we intend to continue to examine, refine and formalize our disclosure controls and procedures and to monitor ongoing developments in this area.

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


ITEM 5.  OTHER INFORMATION

         We paid regular quarterly cash dividends on our common stock from 1972 through 1999. During 1999, our Board of Directors approved a plan to repurchase up to 5 percent (680,000 shares) of our outstanding common stock. Our Board also decided to discontinue our regular quarterly dividend in favor of returning those and additional funds to stockholders' equity through the stock repurchase plan. Under this plan, we repurchased 116,900 shares of common stock during 2000. We did not repurchase any shares of our common stock in 2001, 2002 or in the first three months of 2003.

         An additional 208,769 shares of treasury stock were acquired primarily in the second quarter of 2002. The majority of these shares were acquired as a result of the consolidation of a majority owned subsidiary that was previously held as an equity method investment. All of these shares were held by our Parent Company at March 31, 2003.

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

    4.    -  Rights of Common and Class B Common Stockholders

 * 10.1   -  Summary of agreements as to payment of bonuses to certain executive officers (incorporated by reference in this report from Exhibit
             10.1 of Annual Report on Form 10-K for the fiscal year ended
             December 31, 2002)

 * 10.2   -  Deferred Compensation Agreements dated March 10, 1986, amended July
             24, 1990 and October 30, 1992, between the Registrant and certain executive officers (incorporated by reference in this report from
             Exhibit 10.2 of Annual Report on Form 10-K for the fiscal year ended December 31, 1997)

 * 10.3   -  Stewart Information Services Corporation 1999 Stock Option Plan
             (incorporated by reference in this report from Exhibit 10.3 of
             Annual Report on Form 10-K for the fiscal year ended December 31,
             1999)

 * 10.4   -  Stewart Information Services Corporation 2002 Stock Option Plan for
             Region Managers (incorporated by reference in this report from
             Exhibit 10.4 of Quarterly Report on Form 10-Q for the quarter ended
             March 31, 2002)

   99.1   -  Details of Investments at March 31, 2003 and December 31, 2002

   99.2   -  Certificate of Co-Chief Executive Officer pursuant to Section
             906(a) of the Sarbanes-Oxley Act of 2002

   99.3   -  Certificate of Co-Chief Executive Officer pursuant to Section
             906(a) of the Sarbanes-Oxley Act of 2002

   99.4 - Certificate of Chief Financial Officer pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002


* A management compensation plan, contract or arrangement.


         There were no reports on Form 8-K filed during the quarter ended March 31, 2003.

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





                                        Stewart Information Services Corporation
                                        ----------------------------------------
                                                                    (Registrant)






May 9, 2003
-----------
   Date






                                                   /s/ MAX CRISP
                                     -------------------------------------------
                                                                       Max Crisp
                                                   (Executive Vice President and
                                                        Chief Financial Officer,
                                     Secretary-Treasurer, Director and Principal
                                               Financial and Accounting Officer)

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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


Date: May 9, 2003


                                            /s/ MALCOLM S. MORRIS
                                            ------------------------------------
                                                        [Signature]
                                            Title: Chairman of the Board and
                                                   Co-Chief Executive Officer

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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


Date: May 9, 2003


                                           /s/ STEWART MORRIS, JR.
                                           -------------------------------------
                                                     [Signature]
                                           Title: President and Co-Chief
                                                  Executive Officer

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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


Date: May 9, 2003


                                            /s/ MAX CRISP
                                            ------------------------------------
                                                       [Signature]
                                            Title: Executive Vice President and
                                            Chief Financial Officer, Secretary-
                                            Treasurer, Director and Principal
                                            Financial and Accounting Officer

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

    4.    -  Rights of Common and Class B Common Stockholders

 * 10.1   -  Summary of agreements as to payment of bonuses to certain executive officers (incorporated by reference in this report from Exhibit
             10.1 of Annual Report on Form 10-K for the fiscal year ended
             December 31, 2002)

 * 10.2   -  Deferred Compensation Agreements dated March 10, 1986, amended July
             24, 1990 and October 30, 1992, between the Registrant and certain executive officers (incorporated by reference in this report from
             Exhibit 10.2 of Annual Report on Form 10-K for the fiscal year ended December 31, 1997)

 * 10.3   -  Stewart Information Services Corporation 1999 Stock Option Plan
             (incorporated by reference in this report from Exhibit 10.3 of
             Annual Report on Form 10-K for the fiscal year ended December 31,
             1999)

 * 10.4   -  Stewart Information Services Corporation 2002 Stock Option Plan for
             Region Managers (incorporated by reference in this report from
             Exhibit 10.4 of Quarterly Report on Form 10-Q for the quarter ended
             March 31, 2002)

   99.1   -  Details of Investments at March 31, 2003 and December 31, 2002

   99.2   -  Certificate of Co-Chief Executive Officer pursuant to Section
             906(a) of the Sarbanes-Oxley Act of 2002

   99.3   -  Certificate of Co-Chief Executive Officer pursuant to Section
             906(a) of the Sarbanes-Oxley Act of 2002

   99.4 - Certificate of Chief Financial Officer pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002


   * A management compensation plan, contract or arrangement.