Form 10-Q
period 2003-06-30
STEWART INFORMATION SERVICES CORP
filed 2003-08-06
CIK 94344

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549




(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended June 30, 2003



[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                 to
                               ---------------    ----------------


Commission file number    1-12688



                    STEWART INFORMATION SERVICES CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



          Delaware                                       74-1677330
-------------------------------             ------------------------------------
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


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 2003.

                              Common            16,849,618
                      Class B Common             1,050,012

                                    FORM 10-Q
                                QUARTERLY REPORT
                           Quarter Ended June 30, 2003



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

                    STEWART INFORMATION SERVICES CORPORATION

    CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE EARNINGS
                      FOR THE QUARTERS AND SIX MONTHS ENDED
                             JUNE 30, 2003 and 2002


                                                  SECOND QUARTER                  SIX MONTHS
                                             -------------------------     -------------------------
                                               2003            2002           2003           2002
                                             ----------     ----------     ----------     ----------
                                                  ($000 Omitted)                ($000 Omitted)
Revenues
    Title insurance:
         Direct operations                      241,181        152,823        434,474        299,228
         Agency operations                      298,836        232,271        522,838        412,543
    Real estate information services             19,598         17,206         38,648         33,248
    Investment income                             4,535          4,739          9,318          9,642
    Investment gains - net                          542             89            338            441
                                             ----------     ----------     ----------     ----------
                                                564,692        407,128      1,005,616        755,102

Expenses
    Amounts retained by agencies                245,652        188,560        430,401        336,849
    Employee costs                              147,178        105,979        279,180        210,544
    Other operating                              72,599         59,107        139,447        114,311
    Title losses and related claims              22,711         16,702         40,667         31,068
    Depreciation                                  6,168          5,243         12,077         10,628
    Interest                                        146            260            361            515
    Minority interests                            4,144          2,534          6,482          4,064
                                             ----------     ----------     ----------     ----------
                                                498,598        378,385        908,615        707,979
                                             ----------     ----------     ----------     ----------

Earnings before taxes                            66,094         28,743         97,001         47,123
Income taxes                                     25,064         11,032         36,096         18,068
                                             ----------     ----------     ----------     ----------

Net earnings                                     41,030         17,711         60,905         29,055
                                             ==========     ==========     ==========     ==========



Average number of shares outstanding -
    assuming dilution (000 omitted)              17,951         17,935         17,895         17,945

Earnings per share - basic                         2.30           1.00           3.42           1.63

Earnings per share - diluted                       2.29           0.99           3.40           1.62
                                             ==========     ==========     ==========     ==========
Comprehensive earnings:
Net earnings                                     41,030         17,711         60,905         29,055
Changes in other comprehensive earnings,
net of taxes of $3,107, $1,983,
$3,576 and $729                                   5,770          3,684          6,642          1,354
                                             ----------     ----------     ----------     ----------
Comprehensive earnings                           46,800         21,395         67,547         30,409
                                             ==========     ==========     ==========     ==========



See notes to condensed consolidated financial statements.

                    STEWART INFORMATION SERVICES CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2003 AND DECEMBER 31, 2002


                                                      JUN 30          DEC 31
                                                       2003            2002
                                                    ----------      ----------
                                                           ($000 Omitted)
Assets
    Cash and cash equivalents                          168,190         139,156
    Short-term investments                              50,610          50,673
    Investments - statutory reserve funds              350,744         306,501
    Investments - other                                 66,470          69,260
    Receivables                                         69,957          69,041
    Property and equipment                              65,762          60,592
    Title plants                                        41,823          40,307
    Goodwill                                            79,366          66,885
    Other                                               42,213          39,858
                                                    ----------      ----------
                                                       935,135         842,273
                                                    ==========      ==========



Liabilities
    Notes payable                                       21,086          14,195
    Accounts payable and accrued liabilities            72,617          82,248
    Estimated title losses                             248,149         230,058
    Deferred income taxes                               16,971          11,284
    Minority interests                                  12,156          10,896

Contingent liabilities and commitments

Stockholders' equity
    Common and Class B Common Stock and
      additional paid-in capital                       137,943         134,927
    Retained earnings                                  414,132         353,226
    Accumulated other comprehensive earnings            15,986           9,344
    Treasury stock - 325,669 shares                     (3,905)         (3,905)
                                                    ----------      ----------
      Total stockholders' equity (17,887,000
           shares outstanding at June 30, 2003)        564,156         493,592
                                                    ----------      ----------
                                                       935,135         842,273
                                                    ==========      ==========



See notes to condensed consolidated financial statements.

                    STEWART INFORMATION SERVICES CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002


                                                                                 SIX MONTHS ENDED
                                                                             --------------------------
                                                                               JUN 30          JUN 30
                                                                                2003            2002
                                                                             ----------      ----------
                                                                                   ($000 Omitted)

    Cash provided by operating activities (Note)                                 84,911          42,585

    Investing activities:
         Purchases of property and equipment and title plants - net             (16,898)        (10,918)
         Proceeds from investments matured and sold                              87,439          56,600
         Purchases of investments                                              (115,542)        (68,385)
         Increases in notes receivable                                             (434)         (1,202)
         Collections on notes receivable                                            846           1,551
         Cash (paid) received for the acquisitions of subsidiaries - net        (13,562)            190
                                                                             ----------      ----------
    Cash used by investing activities                                           (58,151)        (22,164)

    Financing activities:
         Distribution to minority interests                                      (5,096)         (3,395)
         Proceeds from exercise of stock options                                  2,228             122
         Proceeds of notes payable                                                9,691           1,452
         Payments on notes payable                                               (4,549)         (2,728)
                                                                             ----------      ----------
    Cash provided (used) by financing activities                                  2,274          (4,549)
                                                                             ----------      ----------
    Increase in cash and cash equivalents                                        29,034          15,872
                                                                             ==========      ==========


     NOTE:  Reconciliation of net earnings to the above amounts -

     Net earnings                                                                60,905          29,055
     Add (deduct):
           Depreciation and amortization                                         12,077          10,628
           Provision for title losses in excess of payments                      16,909           7,422
           Provision for uncollectible amounts - net                              1,564             918
           (Increase) Decrease in accounts receivable - net                      (1,787)          3,344
           Decrease in accounts payable and accrued liabilities - net           (10,826)        (11,917)
           Minority interest expense                                              6,482           4,064
           Equity in net earnings of investees                                   (2,953)         (1,417)
           Dividends received from equity investees                               2,752           1,263
           Realized investment gains - net                                         (338)           (587)
           Change in deferred taxes                                               2,084           4,434
           Increase in other assets                                              (2,090)         (3,778)
           Other - net                                                              132            (844)
                                                                             ----------      ----------
     Cash provided by operating activities                                       84,911          42,585
                                                                             ==========      ==========
Supplemental information:
     Net assets acquired (purchase method)
           Goodwill                                                              11,692           1,699
           Title plants                                                           1,355             307
           Other                                                                  4,981          (1,216)
     Liabilities assumed                                                         (4,466)           (453)
     Common Stock acquired                                                           --           2,721
     Debt issued to sellers                                                          --          (3,248)
                                                                             ----------      ----------
     Cash paid(received) for the acquisition of subsidiaries - net               13,562            (190)
                                                                             ==========      ==========



See notes to condensed consolidated financial statements.

                    STEWART INFORMATION SERVICES CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS





Note 1:   Interim Financial Statements

The financial information contained in this report for the three and six month periods ended June 30, 2003 and 2002, and as of June 30, 2003, is unaudited. In the opinion of our management, all adjustments necessary for a fair presentation of this information for all unaudited periods, consisting only of normal recurring accruals, have been made. The results of operations for the interim periods are not necessarily indicative of results for a full year. This report should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

Certain amounts in the 2002 condensed consolidated financial statements have been reclassified for comparative purposes. Net earnings, as previously reported, were not affected.


Note 2:   Segment Information

Our two reportable segments are title and real estate information. Selected financial information related to these segments follows:


                                          Real estate
                            Title         information         Total
                         ------------     ------------     ------------
                                       ($000 Omitted)
Revenues:
Three months ended
     6/30/03                  545,094           19,598          564,692
     6/30/02                  389,922           17,206          407,128

Six months ended
     6/30/03                  966,968           38,648        1,005,616
     6/30/02                  721,854           33,248          755,102

Pretax earnings:
Three months ended
     6/30/03                   61,520            4,574           66,094
     6/30/02                   25,966            2,777           28,743

Six months ended
     6/30/03                   89,416            7,585           97,001
     6/30/02                   43,682            3,441           47,123

Identifiable assets:
     6/30/03                  887,199           47,936          935,135
    12/31/02                  797,854           44,419          842,273


Note 3:   Earnings Per Share

Our basic earnings per share figures were calculated by dividing net earnings by the weighted average number of shares of Common Stock and Class B Common Stock outstanding during the reporting period. The only potentially dilutive effect on earnings per share relates to our stock option plans.

In calculating the effect of the options and determining a figure for diluted earnings per share, the average number of shares used in calculating basic earnings per share was increased by 118,000 and 158,000 for the three month periods ended June 30, 2003 and 2002, respectively and 107,000 and 152,000 for the six month periods ended June 30, 2003 and 2002, respectively.

Note 4:   New Significant Accounting Pronouncement

The Company has adopted the standards for how an issuer classifies and measures financial instruments with characteristics of both liabilities and equity required by SFAS No. 150 for financial instruments entered into or modified after May 31, 2003, effective June 15, 2003. The effect on our consolidated financial position or results of operations was immaterial.

Note 5:   Stock-based Compensation

The Company has two fixed stock-based employee compensation plans. The Company accounts for the plans under the intrinsic value method. Accordingly, no stock-based employee compensation cost is reflected in net earnings, as all options granted under the plans had an exercise price equal to the market value of the underlying Common Stock on the date of grant.

The Company applies APB No. 25 and related Interpretations in accounting for its plans. Under SFAS No. 123, compensation cost would be recognized for the fair value of the employees' purchase rights, which is estimated using the Black-Scholes model. The Company assumed a dividend yield of 0%, an expected life of ten years for each option, expected volatility of 35.7% and 42.3% and a risk-free interest rate of 4.3% and 4.8% for the six months ended June 30, 2003 and 2002, respectively.

Had compensation cost for the Company's plans been determined consistent with SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                THREE MONTHS ENDED               SIX MONTHS ENDED
                                            --------------------------      --------------------------
                                              JUN 30          JUN 30          JUN 30          JUN 30
                                               2003            2002            2003            2002
                                            ----------      ----------      ----------      ----------
                                                  ($000 Omitted)                  ($000 Omitted)
Net Earnings:
As reported                                     41,030          17,711          60,905          29,055
Stock-based employee compensation
     determined under fair value method           (134)           (156)           (663)           (651)
                                            ----------      ----------      ----------      ----------
Pro forma                                       40,896          17,555          60,242          28,404

Earnings per share:
Net earnings - basic                              2.30            1.00            3.42            1.63
Pro forma - basic                                 2.29            0.99            3.39            1.60
Net earnings - diluted                            2.29            0.99            3.40            1.62
Pro forma - diluted                               2.28            0.98            3.37            1.58

Note 6:   Equity in Investees

The amount of earnings from equity investments was $1.8 million and $0.9 million for the quarter ended June 30, 2003 and 2002, respectively and $3.0 million and $1.4 million for the six month periods ended June 30, 2003 and 2002, respectively. These amounts are included in "title insurance revenues - direct operations" in the condensed consolidated statements of earnings and comprehensive earnings.

Note 7:   Contingent Liabilities and Commitments

We adopted the disclosure requirements for guarantees required by FASB Interpretation No. 45 effective December 31, 2002. We have also adopted the initial recognition and measurement provision of the non-contingent aspects of guarantees issued or modified after December 31, 2002.

On June 30, 2003 the Company was contingently liable for guarantees of indebtedness owed primarily to banks and others by unconsolidated equity investees and other third parties. The guarantees relate primarily to business expansion and generally expire no later than June 30, 2008. The maximum potential future payments on the guarantees amount to $1,691,000 for equity investees and $8,283,000 for other third parties. Management believes that the collateral available, primarily title plants and the guarantees of corporate stock, would enable the Company to recover the amounts paid under the guarantees. The Company believes no provision for losses is needed because no loss is expected on these guarantees.

In the ordinary course of business the Company guarantees the third party indebtedness of its consolidated subsidiaries. On June 30, 2003 the maximum potential future payments on the guarantees is not more than the notes payable recorded on the consolidated balance sheets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL. Our primary business is title insurance. We close transactions and issue policies on homes and other real property located in all 50 states, the District of Columbia, U.S. territories and several foreign countries through more than 6,800 issuing locations. Our direct operations include affiliated agencies while agency operations include nonaffiliated agencies that have underwriting contracts with us. We also sell electronically delivered real estate services and information, as well as mapping products and geographic information systems, to domestic and foreign governments and private entities.

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

         We review the carrying values of title plants and other long-lived assets if certain events occur that may indicate impairment. Impairment is indicated when the projected undiscounted cash flow over the estimated life of an asset is less than its carrying value. If impairment is determined by management, the book amount is written down to fair value by calculating the discounted value of the projected cash flow. In accordance with SFAS No. 142 "Goodwill and Other Intangible Assets", goodwill for each reporting unit is tested for impairment annually by an independent valuation and goodwill determined to be impaired is expensed to current operations.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

OPERATING ENVIRONMENT. According to published industry data, interest rates for 30-year fixed rate mortgages, excluding points, for the first six months of 2003 averaged 5.7% as compared with 6.9% for the same period in 2002. Comparable rates averaged 6.5% in the full year 2002.

         In 2002 rates were steady at about 7% until April. Rates then declined through December 2002, reaching a low of 5.9%. At the end of June 2003, rates were at a level of about 5.2%.

         Operating in these mortgage interest rate environments, real estate activity was much stronger in the first half of 2003 as compared with the first half of 2002. Nationwide, refinancing transactions remained strong in 2003. The ratio of refinancings to total loan applications was 75.8% for the first six months of 2003, compared with 46.5% for the same period in 2002. Refinancings usually have lower title insurance premium rates than real property sales. Existing home sales increased 3.4% in 2003 over 2002.

TITLE REVENUES. Our revenues from title operations increased 34.5% in the first six months of 2003 over the first six months in 2002. Revenues from direct operations increased 45.2% in 2003, as the number of direct closings we handled increased 46.6%. The largest revenue increases in 2003 were primarily in California, Texas and Washington. Direct closings relate only to files closed by our underwriters and subsidiaries and do not include closings by agencies. The average revenue per closing decreased 1.4% in 2003.

         Premium revenues from agencies increased 26.7% to $522.8 million in 2003 from $412.5 million in 2002. The increase in 2003 was primarily due to the increases in both refinancings and real property sales. The largest revenue increases in both years were primarily in California, New York and Florida.


REI REVENUES. Real estate information revenues were $38.6 million in 2003 and $33.2 million in 2002. The increase in 2003 resulted primarily from providing an increased number of product and service deliveries resulting from the large volume of real estate transactions.

INVESTMENTS. Investment income decreased 3.4% in 2003 primarily because of lower yields, partially offset by increases in average balances invested. We realized a gain on the sale of investment real estate during the second quarter of 2002, but it was offset by a comparable after-tax loss of $1.2 million on the sale of WorldCom bonds. Certain investment gains and losses were realized as part of the on-going management of the investment portfolio for the purpose of improving performance.

AGENT RETENTION. The amounts retained by agencies, as a percentage of revenues from agency operations, were 82.3% and 81.7% in 2003 and 2002. Amounts retained by title agencies are based on contracts between the agencies and our title insurance underwriters. The percentage that amounts retained by agencies bear to agency revenues may vary from year to year because of the geographical mix of agency operations and the volume of title revenues.

EMPLOYEE COSTS. Employee costs for the combined business segments increased 32.6% in 2003. The number of persons we employed at June 30, 2003 and June 30, 2002 was approximately 8,600 and 7,200, respectively. The increase in staff in 2003 was primarily due to the increased title and REI volume and the acquisition of new offices. In our REI segment, employee costs increased in 2003 and 2002 primarily due to the increase in REI volume.

OTHER OPERATING EXPENSES. Other operating expenses for the combined business segments increased 22.0% in 2003. The increase was primarily in new offices, search fees, business promotion and supplies. Other operating expenses also include rent, premium taxes, telephone, title plant expenses and travel and auto. Most of these operating expenses follow, to varying degrees, the changes in transaction volume and revenues.

         Our employee costs and certain other operating costs are sensitive to inflation. To the extent inflation causes increases in the prices of homes and other real estate, premium revenues are also increased. Premiums are determined in part by the insured values of the transactions we handle.

TITLE LOSSES. Provisions for title losses, as a percentage of title operating revenues, were 4.2% in 2003 and 4.4% in 2002. We continue to experience low loss ratios because of our improved practices. Also, increases in refinancing transactions, which generally result in lower loss exposure, have led to lower loss ratios.

INCOME TAXES. The provision for federal, state and foreign income taxes represented effective tax rates of 37.2% and 38.3% in 2003 and 2002, respectively. The annual effective tax rate for 2003 is estimated to be approximately 37.5%.

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

OPERATING ENVIRONMENT. According to published industry data, interest rates for 30-year fixed rate mortgages, excluding points, for the three months ended June 30, 2003 averaged 5.5% as compared with 6.8% for the same period in 2002.

         Operating in these mortgage interest rate environments, real estate activity was much stronger in the second quarter of 2003 as compared to the second quarter of 2002. Nationwide, refinancing transactions remained strong in 2003. The ratio of refinancings to total loan applications was 74.7% for the second quarter of 2003, compared with 42.7% for the same period in 2002. Refinancings usually have lower title insurance premium rates than real property sales. Existing home sales increased 4.7% in 2003 over 2002.

TITLE REVENUES. Our revenues from title operations increased 40.2% in the second quarter of 2003 over the second quarter in 2002. Revenues from direct operations increased 57.8% in 2003, as the number of direct closings we handled increased 63.4%. The largest revenue increases in the second quarter of 2003 were primarily in California, Texas and Washington. Direct closings relate only to files closed by our underwriters and subsidiaries and do not include closings by agencies. The average revenue per closing decreased 3.2% in 2003.

       Premium revenues from agencies increased 28.7% to $298.8 million in for the second quarter of 2003 from $232.2 million in 2002. The increase in 2003 was primarily due to the increases in both refinancings and real property sales. The largest revenue increases in both years were primarily in California, Florida, New York and Virginia.

REI REVENUES. Real estate information revenues were $19.6 million for the second quarter of 2003 and $17.2 million for the second quarter of 2002. The increase in 2003 resulted primarily from providing an increased number of product and service deliveries resulting from the large volume of real estate transactions.

INVESTMENTS. Investment income decreased 4.3% in the second quarter of 2003 compared to the second quarter of 2002 primarily because of lower yields, partially offset by increases in average balances invested. We realized a gain on the sale of investment real estate during the second quarter of 2002, but it was offset by a comparable after-tax loss of $1.2 million on the sale of WorldCom bonds. Certain investment gains and losses were realized as part of the ongoing management of the investment portfolio for the purpose of improving performance.

AGENCY RETENTION. The amounts retained by agencies, as a percentage of revenues from agency operations, were 82.2% and 81.2% in the second quarters 2003 and 2002, respectively. Amounts retained by title agencies are based on contracts between agencies and our title underwriters. The percentage that amounts retained by agencies bears to agency revenues may vary from year to year because of the geographical mix of agency operations and the volume of title revenues.

EMPLOYEE COSTS. Employee costs for the combined business segments increased 38.9% in 2003. The number of persons we employed at June 30, 2003 and June 30, 2002 was approximately 8,600 and 7,200, respectively. The increase in staff in 2003 was primarily due to the increased title and REI volume and the acquisition of new offices. In our REI segment, employee costs increased in 2003 primarily due the increase in REI volume.

OTHER OPERATING EXPENSES. Other operating expenses for the combined business segments increased 22.8% in the second quarter of 2003. The increase was primarily in new offices, search fees, business promotion and premium taxes. Other operating expenses also include rent, supplies, telephone, title plant expenses and travel and auto. Most of these operating expenses follow, to varying degrees, the changes in transaction volume and revenues.

         Our employee costs and certain other operating costs are sensitive to inflation. To the extent inflation causes increases in the prices of homes and other real estate, premium revenues are also increased. Premiums are determined in part by the insured values of the transactions we handle.

TITLE LOSSES. Provisions for title losses, as a percentage of title operating revenues, were 4.2% in second quarter 2003 and 4.3% in second quarter 2002. We continue to experience low loss ratios because of our improved practices. Also, increases in refinancing transactions, which generally result in lower loss exposure, have led to lower loss ratios.

INCOME TAXES. The provisions for federal, state and foreign income taxes represented effective tax rates of 37.9% and 38.4% in the second quarters of 2003 and 2002, respectively.

LIQUIDITY AND CAPITAL RESOURCES. Cash provided by operations was $84.9 million and $42.6 million in 2003 and 2002, respectively. Cash flow from operations has been the primary source of financing for additions to property and equipment, expanding operations and other requirements. This source may be supplemented by bank borrowings. We do not have any material source of liquidity or financing that involves off-balance sheet arrangements.

         A substantial majority of consolidated cash and investments is held by Stewart Title Guaranty Company (Guaranty) and its subsidiaries. Cash transfers between Guaranty and its subsidiaries and the Company are subject to certain legal restrictions. See Notes 2 and 3 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2002.

         Our liquidity, excluding Guaranty and its subsidiaries, is comprised of cash and investments aggregating $11.2 million and short-term liabilities of $0.5 million at June 30, 2003. We know of no commitments or uncertainties that are likely to materially affect our ability to fund cash needs.

         We consider our capital resources to be adequate. Our capital resources are represented by a low debt-to-equity ratio, in which notes payable is $21.1 million and stockholders' equity is $564 million at June 30, 2003. We are not aware of any trends, either favorable or unfavorable, that would materially affect notes payable or stockholders' equity and we do not expect any material changes to the cost of such resources. However, significant acquisitions in the future could materially affect the notes payable or stockholders' equity balances.


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

Item 4.  Controls and Procedures

   In Release No. 34-46427, effective August 29, 2002, the Securities and Exchange Commission, among other things, adopted rules requiring reporting companies to maintain disclosure controls and procedures to provide reasonable assurance that a registrant is able to record, process, summarize and report the information required in the registrant's quarterly and annual reports under the Securities Exchange Act of 1934 (the "Exchange Act"). We believe that our existing disclosure controls and procedures have been effective to accomplish these objectives.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    (a) Our Annual Meeting of Stockholders was held on April 25, 2003 for the purpose of electing our board of directors.

    (b) Proxies for the meeting were solicited pursuant to Section 14 (a) of the Securities Exchange Act of 1934, and there was no solicitation in opposition to management's solicitations. All of the Registrant's nominees were elected.

    (c) Stockholder votes with respect to the election of directors at our Annual Meeting were as follows:

            A. Directors Elected by Common Stockholders:

                                  Number of Shares
                                  ----------------
                            Votes For         Votes Withheld
                         ---------------     ---------------
Lloyd Bentsen, III            15,130,790             168,452
Nita B. Hanks                 15,088,907             210,335
Dr. E. Douglas Hodo           15,131,330             167,912
Gov. John P. LaWare           15,158,791             140,451
Dr. W. Arthur Porter          15,159,989             139,353


            B. Directors Elected by Class B Common Stockholders:

                                 Number of Shares
                                 ----------------
                           Votes For        Votes Withheld
                        ---------------     ---------------
Max Crisp                     1,050,012                   0
Paul W. Hobby                 1,050,012                   0
Malcolm S. Morris             1,050,012                   0
Stewart Morris, Jr            1,050,012                   0


         There were no broker non-votes with respect to the election of directors.

ITEM 5.  OTHER INFORMATION

   We paid regular quarterly cash dividends on our common stock from 1972 through 1999. Our Board of Directors has approved a plan to repurchase up to 5 percent (up to 838,000 shares) of our outstanding common stock. Our Board decided to discontinue our regular quarterly dividend in favor of returning those and additional funds to stockholders' equity through the stock repurchase plan. Under this plan, we repurchased 116,900 shares of common stock during 2000. We did not repurchase any shares of our common stock in 2001, 2002 or in the first six months of 2003.

   In June 2003, the Board voted to recommence an annual dividend payout due to recent favorable tax law changes. The amount and timing of the dividend payout will be determined in the fourth quarter 2003.

   An additional 208,769 shares of treasury stock were acquired primarily in the second quarter of 2002. The majority of these shares were acquired as a result of the consolidation of a majority owned subsidiary that was previously held as an equity method investment. All of these shares were held by us at June 30, 2003.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


      3.1    -  Certificate of Incorporation of the Registrant, as amended March
                19, 2001 (incorporated by reference in this report from Exhibit
                3.1 of Annual Report on Form 10-K for the fiscal year ended
                December 31, 2000)

      3.2    -  By-Laws of the Registrant, as amended March 13, 2000
                (incorporated by reference in this report from Exhibit 3.2 of Annual Report on Form 10-K for the fiscal year ended December
                31, 2000)

      4.     -  Rights of Common and Class B Common Stockholders

*    10.1    -  Summary of agreements as to payment of bonuses to certain executive officers (incorporated by reference in this report from Exhibit 10.1 of Annual Report on Form 10-K for the fiscal year ended December 31, 2002)

*    10.2    -  Deferred Compensation Agreements dated March 10, 1986, amended
                July 24, 1990 and October 30, 1992, between the Registrant and certain executive officers (incorporated by reference in this report from Exhibit 10.2 of Annual Report on Form 10-K for the fiscal year ended December 31, 1997)

*    10.3    -  Stewart Information Services Corporation 1999 Stock Option Plan
                (incorporated by reference in this report from Exhibit 10.3 of
                Annual Report on Form 10-K for the fiscal year ended December
                31, 1999)

*    10.4    -  Stewart Information Services Corporation 2002 Stock Option Plan
                for Region Managers (incorporated by reference in this report from Exhibit 10.4 of Quarterly Report on Form 10-Q for the quarter ended March 31, 2002)

     32.1    -  Certificate of Co-Chief Executive Officer pursuant to Section
                906(a) of the Sarbanes-Oxley Act of 2002

     32.2    -  Certificate of Co-Chief Executive Officer pursuant to Section
                906(a) of the Sarbanes-Oxley Act of 2002

     32.3    -  Certificate of Chief Financial Officer pursuant to Section
                906(a) of the Sarbanes-Oxley Act of 2002

     99.1    -  Details of Investments at June 30, 2003 and December 31, 2002



* A management compensation plan, contract or arrangement.



   During the quarterly period covered by this report, we filed a report on Form 8-K dated July 25, 2003, reporting financial results for the three and six months ended June 30, 2003.

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





                                        Stewart Information Services Corporation
                                        ----------------------------------------
                                                                    (Registrant)






 August 6, 2003
----------------
     Date






                                          /S/         MAX CRISP
                                  ---------------------------------------------
                                                                      Max Crisp
                                  (Executive Vice President and Chief Financial
                                     Officer, Secretary-Treasurer, Director and
                                    Principal Financial and Accounting Officer)

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


Date: August 6, 2003


                                            /S/    MALCOLM S. MORRIS
                                      -----------------------------------------
                                                    [Signature]
                                      Title:  Chairman of the Board and Co-Chief
                                        Executive Officer

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


Date: August 6, 2003


                                       /S/    STEWART MORRIS, JR.
                                       ----------------------------------------
                                                      [Signature]
                                       Title:  President and Co-Chief Executive
                                         Officer

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


Date: August 6, 2003


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

                               INDEX TO EXHIBITS


   EXHIBIT
   NUMBER                              DESCRIPTION
   -------                             -----------
    3.1    -    Certificate of Incorporation of the Registrant, as amended March
                19, 2001 (incorporated by reference in this report from Exhibit
                3.1 of Annual Report on Form 10-K for the fiscal year ended
                December 31, 2000)

    3.2    -    By-Laws of the Registrant, as amended March 13, 2000
                (incorporated by reference in this report from Exhibit 3.2 of
                Annual Report on Form 10-K for the fiscal year ended December
                31, 2000)

    4.     -    Rights of Common and Class B Common Stockholders

*  10.1    -    Summary of agreements as to payment of bonuses to certain
                executive officers (incorporated by reference in this report from Exhibit 10.1 of Annual Report on Form 10-K for the fiscal year ended December 31, 2002)

*  10.2    -    Deferred Compensation Agreements dated March 10, 1986, amended
                July 24, 1990 and October 30, 1992, between the Registrant and certain executive officers (incorporated by reference in this report from Exhibit 10.2 of Annual Report on Form 10-K for the fiscal year ended December 31, 1997)

*  10.3    -    Stewart Information Services Corporation 1999 Stock Option Plan
                (incorporated by reference in this report from Exhibit 10.3 of
                Annual Report on Form 10-K for the fiscal year ended December
                31, 1999)

*  10.4    -    Stewart Information Services Corporation 2002 Stock Option Plan
                for Region Managers (incorporated by reference in this report from Exhibit 10.4 of Quarterly Report on Form 10-Q for the quarter ended March 31, 2002)

   32.1    -    Certificate of Co-Chief Executive Officer pursuant to Section
                906(a) of the Sarbanes-Oxley Act of 2002

   32.2    -    Certificate of Co-Chief Executive Officer pursuant to Section
                906(a) of the Sarbanes-Oxley Act of 2002

   32.3    -    Certificate of Chief Financial Officer pursuant to Section
                906(a) of the Sarbanes-Oxley Act of 2002

   99.1    -    Details of Investments at June 30, 2003 and December 31, 2002



   * A management compensation plan, contract or arrangement.