Form 10-Q
period 2003-09-30
STEWART INFORMATION SERVICES CORP
filed 2003-11-04
CIK 94344

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q



(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 2003.

                                 Common     16,861,618
                         Class B Common      1,050,012

                                    FORM 10-Q
                                QUARTERLY REPORT
                        Quarter Ended September 30, 2003


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

                    STEWART INFORMATION SERVICES CORPORATION

    CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE EARNINGS
                     FOR THE QUARTERS AND NINE MONTHS ENDED
                           SEPTEMBER 30, 2003 and 2002

                                                   THIRD QUARTER                    NINE MONTHS
                                             --------------------------      -------------------------
                                                2003            2002            2003           2002
                                             ----------      ----------      ----------     ----------
                                                               ($000 Omitted)
Revenues
    Title insurance:
         Direct operations                      261,583         175,395         694,821        474,623
         Agency operations                      340,728         275,398         863,566        687,941

    Real estate information services             21,683          18,376          61,567         51,624
    Investment income                             5,262           5,597          14,580         15,093
    Investment gains (losses) - net                 419          (1,421)            757           (834)
                                             ----------      ----------      ----------     ----------
                                                629,675         473,345       1,635,291      1,228,447

Expenses
    Amounts retained by agencies                279,965         228,384         710,366        565,233
    Employee costs                              157,192         114,898         436,372        325,442
    Other operating                              86,727          65,925         226,174        180,236
    Title losses and related claims              25,894          20,882          66,561         51,950
    Depreciation                                  6,422           5,196          18,499         15,824
    Interest                                        202             178             563            693
    Minority interests                            4,755           2,445          11,237          6,509
                                             ----------      ----------      ----------     ----------
                                                561,157         437,908       1,469,772      1,145,887
                                             ----------      ----------      ----------     ----------

Earnings before taxes                            68,518          35,437         165,519         82,560
Income taxes                                     26,450          13,840          62,546         31,908
                                             ----------      ----------      ----------     ----------
Net earnings                                     42,068          21,597         102,973         50,652
                                             ==========      ==========      ==========     ==========

Average number of shares outstanding -
    assuming dilution (000 omitted)              18,006          17,729          17,937         17,836

Earnings per share - basic                         2.35            1.22            5.78           2.86

Earnings per share - diluted                       2.34            1.22            5.74           2.84
                                             ==========      ==========      ==========     ==========
Comprehensive earnings:
Net earnings                                     42,068          21,597         102,973         50,652
Changes in other comprehensive earnings,
    net of taxes of $(1,247), $3,154,
    $2,330 and $3,883                            (2,316)          5,857           4,326          7,211
                                             ----------      ----------      ----------     ----------
Comprehensive earnings                           39,752          27,454         107,299         57,863
                                             ==========      ==========      ==========     ==========

See notes to condensed consolidated financial statements.

                    STEWART INFORMATION SERVICES CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2003 AND DECEMBER 31, 2002

                                                           SEP 30          DEC 31
                                                            2003            2002
                                                         ----------      ----------
                                                                ($000 Omitted)
Assets
    Cash and cash equivalents                               132,962         139,156
    Short-term investments                                  118,986          50,673
    Investments - statutory reserve funds                   373,288         306,501
    Investments - other                                      63,462          69,260
    Receivables                                              71,101          69,041
    Property and equipment                                   70,837          60,592
    Title plants                                             41,793          40,307
    Goodwill                                                 76,873          66,885
    Other                                                    52,078          39,858
                                                         ----------      ----------
                                                          1,001,380         842,273
                                                         ==========      ==========



Liabilities
    Notes payable                                            24,715          14,195
    Accounts payable and accrued liabilities                 79,164          82,248
    Estimated title losses                                  258,479         230,058
    Deferred income taxes                                    20,646          11,284
    Minority interests                                       14,122          10,896

Contingent liabilities and commitments

Stockholders' equity
    Common and Class B Common Stock and
      additional paid-in capital                            138,290         134,927
    Retained earnings                                       456,199         353,226
    Accumulated other comprehensive earnings                 13,670           9,344
    Treasury stock - 325,669 shares                          (3,905)         (3,905)
                                                         ----------      ----------
      Total stockholders' equity (17,903,030
           shares outstanding at September 30, 2003)        604,254         493,592
                                                         ----------      ----------
                                                          1,001,380         842,273
                                                         ==========      ==========


See notes to condensed consolidated financial statements.

                    STEWART INFORMATION SERVICES CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

                                                                           NINE MONTHS ENDED
                                                                        ----------------------
                                                                         SEP 30        SEP 30
                                                                          2003          2002
                                                                        --------      --------
                                                                           ($000 Omitted)
    Cash provided by operating activities (Note)                         157,984        92,418

    Investing activities:
         Purchases of property and equipment and title plants - net      (28,192)      (17,835)
         Proceeds from investments matured and sold                      170,398        83,519
         Purchases of investments                                       (289,644)     (112,684)
         Increases in notes receivable                                      (406)       (3,013)
         Collections on notes receivable                                   1,174         2,021
         Cash paid for equity investees                                   (7,000)           --
         Cash paid for the acquisitions of subsidiaries
              - net (see below)                                          (13,582)       (2,185)
                                                                        --------      --------
    Cash used by investing activities                                   (167,252)      (50,177)

    Financing activities:
         Distribution to minority interests                               (8,272)       (5,526)
         Proceeds from exercise of stock options                           2,575           122
         Proceeds of notes payable                                        14,649         4,644
         Payments on notes payable                                        (5,878)       (3,717)
                                                                        --------      --------
    Cash provided (used) by financing activities                           3,074        (4,477)
                                                                        --------      --------
    (Decrease) increase in cash and cash equivalents                      (6,194)       37,764
                                                                        ========      ========

     NOTE: Reconciliation of net earnings to the above amounts -

     Net earnings                                                        102,973        50,652
     Add (deduct):
         Depreciation and amortization                                    18,499        15,824
         Provision for title losses in excess of payments                 27,239        18,640
         Provision for uncollectible amounts - net                           872         1,097
         Increase in accounts receivable - net                            (2,595)       (2,164)
         Decrease in accounts payable and accrued
            liabilities - net                                             (4,280)       (1,586)
         Minority interest expense                                        11,237         6,509
         Equity in net earnings of investees                              (5,353)       (2,339)
         Dividends received from equity investees                          4,577         1,837
         Realized investment (gains) losses - net                           (757)          834
         Stock bonuses                                                       788           634
         Change in deferred taxes                                          7,034         7,185
         Increase in other assets                                         (4,164)       (4,396)
         Other - net                                                       1,914          (309)
                                                                        --------      --------
     Cash provided by operating activities                               157,984        92,418
                                                                        ========      ========
Supplemental information:
     Net assets acquired (purchase method)
         Goodwill                                                         11,692         3,435
         Title plants                                                      1,355           537
         Other                                                             5,001            61
     Liabilities assumed                                                  (4,466)       (4,068)
     Common Stock acquired                                                    --         2,220
                                                                        --------      --------
     Cash paid for the acquisitions of subsidiaries - net                 13,582         2,185
                                                                        ========      ========


See notes to condensed consolidated financial statements.

                    STEWART INFORMATION SERVICES CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Interim Financial Statements

The financial information contained in this report for the three and nine month periods ended September 30, 2003 and 2002, and as of September 30, 2003, is unaudited. In the opinion of our management, all adjustments necessary for a fair presentation of this information for all unaudited periods, consisting only of normal recurring accruals, have been made. The results of operations for the interim periods are not necessarily indicative of results for a full year. This report should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

Certain amounts in the 2002 condensed consolidated financial statements have been reclassified for comparative purposes. Net earnings, as previously reported, were not affected.

Note 2: Segment Information

Our two reportable segments are title and real estate information. Selected financial information related to these segments follows:

                                                   Real estate
                                    Title          information         Total
                                  ---------        -----------       ---------
                                                  ($000 Omitted)
Revenues:
Three months ended
     September 30, 2003             607,992          21,683            629,675
     September 30, 2002             454,969          18,376            473,345

Nine months ended
     September 30, 2003           1,573,724          61,567          1,635,291
     September 30, 2002           1,176,823          51,624          1,228,447

Pretax earnings:
Three months ended
     September 30, 2003              63,865           4,653             68,518
     September 30, 2002              32,064           3,373             35,437

Nine months ended
     September 30, 2003             153,281          12,238            165,519
     September 30, 2002              75,746           6,814             82,560

Identifiable assets:
     September 30, 2003             953,108          48,272          1,001,380
     December 31, 2002              797,854          44,419            842,273

Note 3: Earnings Per Share

Our basic earnings per share figures were calculated by dividing net earnings by the weighted average number of shares of Common Stock and Class B Common Stock outstanding during the reporting period. The only potentially dilutive effect on earnings per share relates to our stock option plans.

In calculating the effect of the options and determining a figure for diluted earnings per share, the average number of shares used in calculating basic earnings per share was increased by 113,000 and 92,000 for the three month periods ended September 30, 2003 and 2002, respectively, and 111,000 and 96,000 for the nine month periods ended September 30, 2003 and 2002, respectively.

Note 4: Stock-based Compensation

The Company has two fixed stock-based employee compensation plans. The Company accounts for the plans under the intrinsic value method. Accordingly, no stock-based employee compensation cost is reflected in net earnings, as all options granted under the plans had an exercise price equal to the market value of the underlying Common Stock on the date of grant.

The Company applies APB No. 25 and related Interpretations in accounting for its plans. Under SFAS No. 123, compensation cost would be recognized for the fair value of the employees' purchase rights, which is estimated using the Black-Scholes model. The Company assumed a dividend yield of 0%, an expected life of ten years for each option, expected volatility of 33.1% and 34.7% and a risk-free interest rate of 4.3% and 4.8% for the nine months ended September 30, 2003 and 2002, respectively.

Had compensation cost for the Company's plans been determined consistent with SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                THREE MONTHS ENDED               NINE MONTHS ENDED
                                            --------------------------      --------------------------
                                              SEP 30          SEP 30          SEP 30          SEP 30
                                               2003            2002            2003            2002
                                            ----------      ----------      ----------      ----------
                                                     ($000 Omitted, except per share amounts)
Net earnings:
-------------
As reported                                     42,068          21,597         102,973          50,652
Stock-based employee compensation
     determined under fair value method            (47)            (63)           (710)           (588)
                                            ----------      ----------      ----------      ----------
Pro forma                                       42,021          21,534         102,263          50,064

Earnings per share:
-------------------
Net earnings - basic                              2.35            1.22            5.78            2.86
Pro forma - basic                                 2.35            1.22            5.74            2.82
Net earnings - diluted                            2.34            1.22            5.74            2.84
Pro forma - diluted                               2.33            1.21            5.70            2.81

Note 5: Equity in Investees

The amount of earnings from equity investments was $2.4 million and $0.9 million for the quarters ended September 30, 2003 and 2002, respectively, and $5.4 million and $2.3 million for the nine month periods ended September 30, 2003 and 2002, respectively. These amounts are included in "title insurance revenues - direct operations" in the condensed consolidated statements of earnings and comprehensive earnings.

Note 6: Contingent Liabilities and Commitments

We adopted the disclosure requirements for guarantees required by FASB Interpretation No. 45 effective December 31, 2002. We have also adopted the initial recognition and measurement provision of the non-contingent aspects of guarantees issued or modified after December 31, 2002.

On September 30, 2003, the Company was contingently liable for guarantees of indebtedness owed primarily to banks and others by unconsolidated equity investees and other third parties. The guarantees relate primarily to business expansion and generally expire no later than December 15, 2006. The maximum potential future payments on the guarantees amount to $1,691,000 for equity investees and $8,211,000 for other third parties. Management believes that the related underlying assets and the collateral available, primarily title plants and the guarantees of corporate stock, would enable the Company to recover the amounts paid under the guarantees. The Company believes no provision for losses is needed because no loss is expected on these guarantees.

In the ordinary course of business, the Company guarantees the third party indebtedness of its consolidated subsidiaries. On September 30, 2003, the maximum potential future payments on the guarantees is not more than the notes payable recorded on the condensed consolidated balance sheets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL. Our primary business is title insurance. We close transactions and issue policies on homes and other real property located in all 50 states, the District of Columbia, U.S. territories and several foreign countries through more than 7,000 issuing locations. Our direct operations include affiliated agencies while agency operations include nonaffiliated agencies that have underwriting contracts with us. We also sell electronically delivered real estate services and information, as well as mapping products and geographic information systems, to domestic and foreign governments and private entities.

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

        We review the carrying values of title plants and other long-lived assets if certain events occur that may indicate impairment. Impairment is indicated when the projected undiscounted cash flow over the estimated life of an asset is less than its carrying value. If impairment is determined by management, the book amount is written down to fair value by calculating the discounted value of the projected cash flow. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", goodwill for each reporting unit is tested for impairment annually by an independent valuation and goodwill determined to be impaired is expensed to current operations.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

OPERATING ENVIRONMENT. According to published industry data, interest rates for 30-year fixed rate mortgages, excluding points, for the first nine months of 2003 averaged 5.8% as compared with 6.7% for the same period in 2002. Comparable rates averaged 6.5% for the full year 2002.

         In 2002, rates were steady at about 7% until April. Rates then declined through December 2002, reaching a low of 5.9%. In 2003, rates began the year at 5.9%, decreasing to 5.6% in March and then increasing to 5.9% by the end of March. Rates fell in the second quarter until they reached a low of 5.2% in June. Rates then increased to 5.9% again in July. Rates continued to increase, reaching a high of 6.4% in September, but decreased to 6.0% by the end of September.

         Operating in these mortgage interest rate environments, real estate activity was much stronger in the first nine months of 2003 as compared with the first nine months of 2002. Nationwide, refinancing transactions remained strong in 2003. The ratio of refinancings to total loan applications was 69.7% for the first nine months of 2003, compared with 53.7% for the same period in 2002. Refinancings were lower in the third quarter of 2003 compared to the first two quarters, averaging 57.3% in the third quarter. Refinancings usually have lower title insurance premium rates than real property sales.

         New order counts in August 2003 began to show significant unfavorable comparisons with the same period in 2002. However, orders in the second quarter of 2003 provided strong volume in the third quarter. Existing home sales increased 8.7% in 2003 over the same period in 2002.

TITLE REVENUES. Our revenues from title operations increased 34.0% in the first nine months of 2003 over the first nine months in 2002. Revenues from direct operations increased 46.4% in 2003, as the number of direct closings we handled increased 44.5%. The largest revenue increases in 2003 were primarily in California, Texas and Washington. Direct closings relate only to files closed by our underwriters and subsidiaries and do not include closings by agencies. The average revenue per closing increased 1.3% in 2003.

         Premium revenues from agencies increased 25.5% to $863.6 million in 2003 from $687.9 million in 2002. The increase in 2003 was primarily due to the increases in both refinancings and real property sales. The largest revenue increases in 2003 were primarily in California, Florida and New York.

REI REVENUES. Real estate information revenues were $61.6 million in 2003 and $51.6 million in 2002. The increase in 2003 resulted primarily from providing an increased number of product and service deliveries resulting from the large volume of real estate transactions.

INVESTMENTS. Investment income decreased 3.4% in 2003, primarily because of lower yields, partially offset by increases in average balances invested. We realized a gain on the sale of investment real estate during the second quarter of 2002, but it was offset by a comparable after-tax loss of $1.2 million on the sale of WorldCom bonds. Certain investment gains and losses were realized as part of the ongoing management of the investment portfolio for the purpose of improving performance.

AGENCY RETENTION. The amounts retained by agencies, as a percentage of revenues from agency operations, were 82.3% in 2003 and 82.2% in 2002. Amounts retained by title agencies are based on contracts between the agencies and our title insurance underwriters. The percentage that amounts retained by agencies bears to agency revenues may vary from year to year because of the geographical mix of agency operations and the volume of title revenues.

EMPLOYEE COSTS. Employee costs for the combined business segments increased 34.1% in 2003. The number of persons we employed at September 30, 2003 and September 30, 2002 was approximately 8,700 and 7,400, respectively. The increase in staff in 2003 was primarily due to the increased title and REI volume and the acquisitions of new offices. In our REI segment, employee costs increased in 2003 and 2002 primarily due to the increase in REI volume.

OTHER OPERATING EXPENSES. Other operating expenses for the combined business segments increased 25.5% in 2003. The increase was primarily due to new offices, search fees, business promotion and premium taxes. Other operating expenses also include rent, supplies, telephone, title plant expenses and travel and auto. Most of these operating expenses follow, to varying degrees, the changes in transaction volume and revenues.

TITLE LOSSES. Provisions for title losses, as a percentage of title operating revenues, were 4.3% in 2003 and 4.5% in 2002. We continue to experience low loss ratios because of our improved practices. Also, increases in refinancing transactions, which generally result in lower loss exposure, have led to lower loss ratios.

INCOME TAXES. The provision for federal, state and foreign income taxes represented effective tax rates of 37.8% and 38.6% in 2003 and 2002, respectively.

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

OPERATING ENVIRONMENT. According to published industry data, interest rates for 30-year fixed rate mortgages, excluding points, for the three months ended September 30, 2003 averaged 6.0% as compared with 6.3% for the same period in 2002.

         In the third quarter of 2003, rates increased from 5.2% in June to 5.9% in July. Rates continued to increase in August and reached a high of 6.4% in September. Rates then decreased to 6.0% by the end of September.

         Operating in these mortgage interest rate environments, real estate activity was much stronger in the third quarter of 2003 as compared to the third quarter of 2002. Nationwide, refinancing transactions remained strong in the first half of the year 2003. The ratio of refinancings to total loan applications was 57.3% for the third quarter of 2003, compared with 68.0% for the same period in 2002. Refinancings usually have lower title insurance premium rates than real property sales.

         New order counts in August 2003 began to show significant unfavorable comparisons with the same period in 2002. However, orders in the second quarter of 2003 provided strong volume in the third quarter. Existing home sales increased 20.0% in 2003 over the same period in 2002.

TITLE REVENUES. Our revenues from title operations increased 33.6% in the third quarter of 2003 over the third quarter of 2002. Revenues from direct operations increased 49.1% in 2003, as the number of direct closings we handled increased 41.1%. The largest revenue increases in the third quarter of 2003 were primarily in California, Texas and Washington. Direct closings relate only to files closed by our underwriters and subsidiaries and do not include closings by agencies. The average revenue per closing increased 4.8% in 2003.

         Premium revenues from agencies increased 23.7% to $340.7 million in the third quarter of 2003 from $275.4 million in 2002. The increase in 2003 were primarily due to the increases in both refinancings and real property sales. The largest revenue increases in 2003 was primarily in California, Florida and Ohio.

REI REVENUES. Real estate information revenues were $21.7 million for the third quarter of 2003 and $18.4 million for the third quarter of 2002. The increase in 2003 resulted primarily from providing an increased number of product and service deliveries resulting from the large volume of real estate transactions.

INVESTMENTS. Investment income decreased 6.0% in the third quarter of 2003 compared to the third quarter of 2002 primarily because of lower yields, partially offset by increases in average balances invested. Certain investment gains and losses were realized as part of the ongoing management of the investment portfolio for the purpose of improving performance.

AGENCY RETENTION. The amounts retained by agencies, as a percentage of revenues from agency operations, were 82.2% and 82.9% in the third quarters of 2003 and 2002, respectively. Amounts retained by title agencies are based on contracts between agencies and our title underwriters. The percentage that amounts retained by agencies bears to agency revenues may vary from year to year because of the geographical mix of agency operations and the volume of title revenues.

EMPLOYEE COSTS. Employee costs for the combined business segments increased 36.8% in 2003. The number of persons we employed at September 30, 2003 and September 30, 2002 was approximately 8,700 and 7,400, respectively. The increase in staff in 2003 was primarily due to the increased title and REI volume and the acquisitions of new offices. In our REI segment, employee costs increased in 2003 primarily due to the increase in REI volume.

OTHER OPERATING EXPENSES. Other operating expenses for the combined business segments increased 31.6% in the third quarter of 2003. The increase was primarily in search fees, new offices, premium taxes and business promotion. Other operating expenses also include rent, supplies, telephone, title plant expenses and travel and auto. Most of these operating expenses follow, to varying degrees, the changes in transaction volume and revenues.

TITLE LOSSES. Provisions for title losses, as a percentage of title operating revenues, were 4.3% in the third quarter of 2003 and 4.6% in the third quarter 2002. We continue to experience low loss ratios because of our improved practices. Also, increases in refinancing transactions, which generally result in lower loss exposure, have led to lower loss ratios.

INCOME TAXES. The provisions for federal, state and foreign income taxes represented effective tax rates of 38.6% and 39.1% in the third quarters of 2003 and 2002, respectively.

LIQUIDITY AND CAPITAL RESOURCES. Cash provided by operations was $158.0 million and $92.4 million in 2003 and 2002, respectively. Cash flow from operations has been the primary source of financing for additions to property and equipment, expanding operations and other requirements. This source may be supplemented by bank borrowings. We do not have any material source of liquidity or financing that involves off-balance sheet arrangements.

         A substantial majority of consolidated cash and investments is held by Stewart Title Guaranty Company (Guaranty) and its subsidiaries. Cash transfers between Guaranty and its subsidiaries and the Company are subject to certain legal restrictions. See Notes 2 and 3 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2002.

         Our liquidity, excluding Guaranty and its subsidiaries, is comprised of cash and investments aggregating $10.0 million and short-term liabilities of $0.8 million at September 30, 2003. We know of no commitments or uncertainties that are likely to materially affect our ability to fund cash needs.

         We consider our capital resources to be adequate. Our capital resources are represented by a low debt-to-equity ratio, in which notes payable is $24.7 million and stockholders' equity is $604.3 million at September 30, 2003. We are not aware of any trends, either favorable or unfavorable, that would materially affect notes payable or stockholders' equity, and we do not expect any material changes to the cost of such resources. However, significant acquisitions in the future could materially affect the notes payable or stockholders' equity balances.

FORWARD-LOOKING STATEMENTS. All statements included in this report, other than statements of historical fact, that address activities, events or developments that we expect or anticipate will or may occur in the future, are forward-looking statements. Such forward-looking statements are subject to risks and uncertainties including, among other things, changes in mortgage interest rates, employment levels, actions of competitors, changes in real estate markets, general economic conditions, legislation (primarily legislation related to title insurance) and other risks and uncertainties discussed in our filings with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

         There have been no material changes in our investment strategies, types of financial instruments held or the risks associated with such instruments which would materially alter the market risk disclosures made in our Annual Statement on Form 10-K for the year ended December 31, 2002.

Item 4. Controls and Procedures

         Our principal executive officers and our principal financial officer, based upon their evaluation of our disclosure controls and procedures conducted as of September 30, 2003, have concluded that those disclosure controls and procedures are effective.

         There have been no changes in our internal controls or in other factors known to us that could significantly affect these controls, nor were any corrective actions necessary with regard to significant deficiencies and material weaknesses.

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

Item 5. Other Information

    We paid regular quarterly cash dividends on our Common Stock from 1972 through 1999. Our Board of Directors has approved a plan to repurchase up to 5 percent (up to 838,000 shares) of our outstanding Common Stock. Our Board decided to discontinue our regular quarterly dividend in favor of returning those and additional funds to stockholders' equity through the stock repurchase plan. Under this plan, we repurchased 116,900 shares of Common Stock during 2000. We did not repurchase any shares of our Common Stock in 2001, 2002 or in the first nine months of 2003.

    In June 2003, the Board voted to recommence an annual dividend payout due to recent favorable tax law changes. The amount and timing of the dividend payout will be determined in the fourth quarter of 2003.

    In 2002, primarily in the second quarter, we acquired 208,769 shares of treasury stock. The majority of these shares were acquired as a result of the consolidation of a majority-owned subsidiary that was previously held as an equity method investment. All of these shares were held by us at September 30, 2003.

    We had a book value per share of $33.75 and $27.84 at September 30, 2003 and December 31, 2002, respectively. At September 30, 2003, this measure is based on approximately $604.3 million in stockholders' equity and 17.9 million shares outstanding. At December 31, 2002, this measure was based on approximately $493.6 million in stockholders' equity and 17.7 million shares outstanding.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

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

      4.     -  Rights of Common and Class B Common Stockholders

   * 10.1    -  Summary of agreements as to payment of bonuses to certain executive officers (incorporated by reference in this report from Exhibit
                10.1 of Annual Report on Form 10-K for the fiscal year ended
                December 31, 2002)

   * 10.2    -  Deferred Compensation Agreements dated March 10, 1986, amended July
                24, 1990 and October 30, 1992, between the Registrant and certain executive officers (incorporated by reference in this report from
                Exhibit 10.2 of Annual Report on Form 10-K for the fiscal year ended December 31, 1997)

   * 10.3    -  Stewart Information Services Corporation 1999 Stock Option Plan
                (incorporated by reference in this report from Exhibit 10.3 of
                Annual Report on Form 10-K for the fiscal year ended December 31,
                1999)

   * 10.4    -  Stewart Information Services Corporation 2002 Stock Option Plan for
                Region Managers (incorporated by reference in this report from
                Exhibit 10.4 of Quarterly Report on Form 10-Q for the quarter ended
                March 31, 2002)

     31.1    -  Certificate of Co-Chief Executive Officer pursuant to Section
                302(a) of the Sarbanes-Oxley Act of 2002

     31.2    -  Certificate of Co-Chief Executive Officer pursuant to Section
                302(a) of the Sarbanes-Oxley Act of 2002

     31.3    -  Certificate of Chief Financial Officer pursuant to Section 302(a)
                of the Sarbanes-Oxley Act of 2002

     32.1    -  Certificate of Co-Chief Executive Officer pursuant to Section
                906(a) of the Sarbanes-Oxley Act of 2002

     32.2    -  Certificate of Co-Chief Executive Officer pursuant to Section
                906(a) of the Sarbanes-Oxley Act of 2002

     32.3    -  Certificate of Chief Financial Officer pursuant to Section 906(a)
                of the Sarbanes-Oxley Act of 2002

     99.1    -  Details of Investments at September 30, 2003 and December 31, 2002

* A management compensation plan, contract or arrangement.


(b) Reports on Form 8-K:

   During the quarterly period covered by this report, we filed a report on Form 8-K dated July 25, 2003, reporting financial results for the three and six months ended July 25, 2003.

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


November 4, 2003
----------------
    Date


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

INDEX TO EXHIBITS

     EXHIBIT
     NUMBER                            DESCRIPTION
     -------                           -----------
        3.1    -  Certificate of Incorporation of the Registrant, as amended March
                  19, 2001 (incorporated by reference in this report from Exhibit 3.1 of Annual Report on Form 10-K for the fiscal year ended December
                  31, 2000)

        3.2    -  By-Laws of the Registrant, as amended March 13, 2000
                  (incorporated by reference in this report from Exhibit 3.2 of Annual Report on Form 10-K for the fiscal year ended December
                  31, 2000)

        4.     -  Rights of Common and Class B Common Stockholders

    *  10.1    -  Summary of agreements as to payment of bonuses to certain executive officers (incorporated by reference in this report from Exhibit
                  10.1 of Annual Report on Form 10-K for the fiscal year ended
                  December 31, 2002)

    *  10.2    -  Deferred Compensation Agreements dated March 10, 1986, amended July
                  24, 1990 and October 30, 1992, between the Registrant and certain executive officers (incorporated by reference in this report from
                  Exhibit 10.2 of Annual Report on Form 10-K for the fiscal year ended December 31, 1997)

    *  10.3    -  Stewart Information Services Corporation 1999 Stock Option Plan
                  (incorporated by reference in this report from Exhibit 10.3 of
                  Annual Report on Form 10-K for the fiscal year ended December 31,
                  1999)

    *  10.4    -  Stewart Information Services Corporation 2002 Stock Option Plan for
                  Region Managers (incorporated by reference in this report from
                  Exhibit 10.4 of Quarterly Report on Form 10-Q for the quarter ended
                  March 31, 2002)

       31.1    -  Certificate of Co-Chief Executive Officer pursuant to Section
                  302(a) of the Sarbanes-Oxley Act of 2002

       31.2    -  Certificate of Co-Chief Executive Officer pursuant to Section
                  302(a) of the Sarbanes-Oxley Act of 2002

       31.3    -  Certificate of Chief Financial Officer pursuant to Section 302(a)
                  of the Sarbanes-Oxley Act of 2002

       32.1    -  Certificate of Co-Chief Executive Officer pursuant to Section
                  906(a) of the Sarbanes-Oxley Act of 2002

       32.2    -  Certificate of Co-Chief Executive Officer pursuant to Section
                  906(a) of the Sarbanes-Oxley Act of 2002

       32.3    -  Certificate of Chief Financial Officer pursuant to Section 906(a)
                  of the Sarbanes-Oxley Act of 2002

       99.1    -  Details of Investments at September 30, 2003 and December 31, 2002


   * A management compensation plan, contract or arrangement.