Form 10-K
period 2003-12-31
STEWART INFORMATION SERVICES CORP
filed 2004-03-15
CIK 94344

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 1-12688

                    STEWART INFORMATION SERVICES CORPORATION
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                   74-1677330
        (State or other jurisdiction                       (I.R.S. Employer
      of incorporation or organization)                   Identification No.)

     1980 POST OAK BLVD., HOUSTON, TEXAS                        77056
   (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code: (713) 625-8100

Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

Securities registered pursuant to Section 12(g) of the Act:

                           COMMON STOCK, $1 PAR VALUE

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this report, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |X| No | |

      The aggregate market value of the Common Stock (based upon the closing sales price of the Common Stock of Stewart Information Services Corporation, as reported by the NYSE on June 30, 2003) held by non-affiliates of the Registrant was approximately $468,922,091.

      As of March 5, 2004, 17,050,124 shares of Common Stock, $1 par value, and 1,050,012 shares of Class B Common Stock, $1 par value, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the definitive proxy statement (the "Proxy Statement"), relating to the annual meeting of the Registrant's stockholders to be held April 30, 2004, are incorporated by reference in Parts III and IV of this document.

================================================================================

                                    FORM 10-K

                                  ANNUAL REPORT

                          YEAR ENDED DECEMBER 31, 2003

                                TABLE OF CONTENTS

ITEM
 NO.                                                                                PAGE
----                                                                                ----
                                       PART I

  1.   Business ..................................................................    1
  2.   Properties ................................................................    4
  3.   Legal Proceedings .........................................................    5
  4.   Submission of Matters to a Vote of Security Holders .......................    5

                                       PART II

  5.   Market for Registrant's Common Equity and Related Stockholder Matters .....    6
  6.   Selected Financial Data ...................................................    7
  7.   Management's Discussion and Analysis of Financial Condition and Results of
          Operations .............................................................    8
 7A.   Quantitative and Qualitative Disclosures About Market Risk ................   11
  8.   Financial Statements and Supplementary Data ...............................   12
  9.   Changes in and Disagreements with Accountants on Accounting and Financial
          Disclosure .............................................................   12
 9A.   Controls and Procedures ...................................................   12

                                      PART III

 10.   Directors and Executive Officers of the Registrant ........................   13
 11.   Executive Compensation ....................................................   13
 12.   Security Ownership of Certain Beneficial Owners and Management and
          Related Stockholder Matters ............................................   13
 13.   Certain Relationships and Related Transactions ............................   13
 14.   Principal Accountant Fees and Services ....................................   13

                                       PART IV

 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K ...........   14

       Signatures ................................................................   15

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

As used in this report, "we", "us", "Stewart" and "our" mean Stewart Information Services Corporation and our subsidiaries, unless the context indicates otherwise.

                                     PART I

ITEM 1. BUSINESS

We are a Delaware corporation formed in 1970. We and our predecessors have been engaged in the title business since 1893.

Stewart is a technology driven, strategically competitive, real estate information and transaction management company providing title insurance and related services through more than 7,200 issuing locations in the United States and several international markets. Stewart delivers via e-commerce the services required for settlement by the real estate and mortgage industries - including title reports, flood determinations, credit reports, appraisals and automated valuation models, document preparation, property reports and background checks. Stewart also provides post-closing services to lenders, automated county clerk land records, property ownership mapping, geographic information services for governmental entities and expertise in tax-deferred exchanges.

Our two segments of business are title and real estate information (REI). The segments significantly influence business to each other because of the nature of their operations and their common customers. The segments provide services through a network of offices, including both direct operations and agencies, throughout the United States. The operations in the several international markets in which we do business are insignificant to consolidated results.

The financial information related to these segments is discussed in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

At the closing or "settlement", the seller executes and delivers a deed to the new owner. The buyer typically signs new mortgage documents. Closing funds are then disbursed to the seller, the prior mortgage company, real estate brokers, the title company and others. The documents are then recorded in the public records. A title policy is generally issued to both the lender and the new owner.

Title policies. Lenders in the United States generally require title insurance as a condition to making a loan on real estate, including securitized lending. This is to assure lenders of the priority of their lien position. The purchasers of the property want insurance against claims that may arise against the ownership of the property. The face amount of the policy is normally the purchase price or the amount of the related loan.

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

Amounts shown as our estimated liability for future loss payments are continually reviewed for reasonableness and adjusted as appropriate. Independent actuaries also review the adequacy of the liability amounts on an annual basis and found our reserves adequate at each year end. In accordance with industry practice, the amounts have not been discounted to their present values.

Factors affecting revenues. Title revenues are closely related to the level of activity in the real estate markets we serve and the prices at which real estate sales are made. Real estate sales are directly affected by the availability and cost of money to finance purchases. Other factors include demand by buyers, consumer confidence and family incomes. These factors may override the seasonal nature of the title business. Generally, the third quarter is the most active in terms of real estate sales and the first quarter is the least active. In addition, when interest rates decline, the number of refinancing transactions and associated revenues generally increase.

Selected information for the national real estate industry follows (2003 amounts are preliminary):

                                                                2003     2002     2001
                                                               ------   ------   ------
      Housing starts - millions ............................     1.85     1.71     1.60
      Housing resales - millions ...........................     6.10     5.56     5.30
      Housing resales - median sales price in $ thousands ..    169.9    158.3    147.8

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

Financial strength and stability of the title underwriter are important factors in maintaining and increasing our agency network. Out of the nation's top four title insurers, we earned one of the highest ratings awarded by the title industry's leading rating companies. Our principal underwriter, Stewart Title Guaranty Company (Guaranty) is currently rated A" by Demotech, Inc., A+ by Fitch, A+ by Lace Financial, A2 by Moody's and A- by Standard & Poor's.

Market share. Title insurance statistics are compiled annually by the title industry's national association. Based on unconsolidated statutory net premiums written for 2002 (2003 amounts are not yet available), Guaranty is one of the leading title insurers in America.

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

Title revenues by state. The approximate amounts and percentages of consolidated title operating revenues for the last three years were:

                     Amounts ($ millions)          Percentages
                   2003     2002     2001     2003     2002     2001
                  ------   ------   ------   ------   ------   ------
California           416      305      194       19       18       16
Texas                264      234      190       12       14       16
Florida              159      119       88        7        7        7
New York             147      109       78        7        6        7
All others         1,156      918      638       55       55       54
                  ------   ------   ------   ------   ------   ------
                   2,142    1,685    1,188      100      100      100
                  ======   ======   ======   ======   ======   ======

Offices. At December 31, 2003, we had 7,211 locations issuing policies, compared with 6,466 a year earlier and 5,829 two years earlier. Of these totals 6,669, 5,979 and 5,373 were independent agencies at December 31, 2003, 2002 and 2001, respectively.

Regulations. Title insurance companies are subject to extensive state regulations covering premium rates, agency licensing, policy forms, trade practices, reserve requirements, investments and the flow of funds between an insurer and its parent or its subsidiaries and any similar related party transaction. Kickbacks and similar practices are prohibited by various state and federal laws.

REAL ESTATE INFORMATION

The real estate information segment primarily provides electronic delivery of data, products and services related to real estate transactions. Our services related to the mortgage origination process include flood zone determinations, credit reports, traditional and automated property valuations, electronic mortgage documents, property reports and tax services. We also provide post-closing outsourcing services for residential mortgage lenders, including document review, investor delivery, FHA/VA insuring, document retrieval, preparation and recordation of assignments and lien releases, recordation services, collateral reviews and loan pool certifications. In addition, we provide diverse products and services related to I.R.C. Section 1031 tax-deferred exchanges; automated mapping projects and geodetic positioning; real estate database conversion, construction, maintenance and access; automation for government recording and registration; and criminal, credit and motor vehicle background checks and pre-employment screening services.

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

Our principal competitors vary across the wide range of services. In the mortgage-related products and services area, competitors include the major title underwriters mentioned under "Title", as well as entities known as vendor management companies.

Customers. The primary sources of our REI business are residential mortgage lenders and servicers. Our timeliness and accuracy in providing services are critical to our customers since it directly affects the service they provide to their customer, primarily the borrower. Delays and errors directly impact the cost of originating or servicing the loan or the value of the loan asset. Our other customers include title agencies, county clerks and recorders, municipalities, real estate professionals and attorneys. Our financial strength, marketplace presence and reputation as a technology innovator are important factors in attracting new business.

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

Trademarks. We have developed numerous automation products and processes that are crucial to both our title and REI segments. These systems automate most facets of the real estate transaction. Among these trademarked products and processes are AIM(R), E-Title(R), GlobeXplorer(R), Landata Title Office(R), Landata Title Plant(R), LANDSCAN(R), REIMall(R), SureClose(R), Titlelogix(R) and Virtual Underwriter(R). We consider these trademarks, which are perpetual in duration, to be important in our business.

Employees. As of December 31, 2003, we and our subsidiaries employed 8,218 people. We consider our relationship with our employees to be good.

Available Information. We file annual, quarterly and other reports and other information with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934 (the Exchange Act). You may read and copy any material that we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You may obtain additional information about the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

We also make available free of charge on or through our Internet website (http://www.stewart.com) our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other information statements and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

ITEM 2. PROPERTIES

We lease or own the following principal properties:

                                                                                                Lease
                                                                                          terminates/property
      Location                     Type                    Use                Size           acquired in
-----------------------   ----------------------   -------------------   --------------   -------------------
Houston, Texas            Leased office building   Executive office of   240,405 sq. ft.          (1)
                                                   the Registrant and
                                                   Guaranty

Houston, Texas            Leased office building   Office of Guaranty    53,457 sq. ft.           (2)

Houston, Texas            Leased office building   Office of Guaranty    41,361 sq. ft.           (3)

Los Angeles, California   Leased office building   Office of Guaranty    33,872 sq. ft.           (4)

Dallas, Texas             Leased office building   Office of Guaranty    27,402 sq. ft            (5)

Riverside, California     Leased office building   Office of Guaranty    20,968 sq. ft.           (6)

Seattle, Washington       Leased office building   Office of Guaranty    19,618 sq. ft.           (2)

Concord, California       Leased office building   Office of Guaranty    18,916 sq. ft.           (4)

Fairfax, Virginia         Leased office building   Office of Guaranty    18,852 sq. ft.           (4)

San Diego, California     Leased office building   Office of Guaranty    15,000 sq. ft.           (7)

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

San Antonio, Texas        Owned office building    Office of Guaranty    26,769 sq. ft.      1980 & 1982

Phoenix, Arizona          Owned office building    Office of Guaranty    24,459 sq. ft.          1981

Phoenix, Arizona          Owned office building    Office of Guaranty    17,500 sq. ft.          1985

Yuma, Arizona             Owned office building    Office of Guaranty    23,000 sq. ft.          2002

--------------------------
(1)   This lease terminates in 2016.

(2)   These leases terminate in 2006.

(3)   This lease terminates in 2007.

(4)   These leases terminate in 2004.

(5)   This lease terminates in 2009.

(6)   This lease terminates in 2008.

(7)   This lease terminates in 2005.

      We lease offices at approximately 580 locations. The average term for all such leases is approximately 4 years. The leases expire from 2004 to 2016. We believe we will not have any difficulty obtaining renewals of leases as they expire or, alternatively, leasing comparable properties. The aggregate annual rental expense under all office leases was approximately $46,511,000 in 2003.

      We consider all buildings and equipment that we own or lease to be well maintained, adequately insured and generally sufficient for our purposes.

ITEM 3. LEGAL PROCEEDINGS

      In November 2002, Stewart was served as a defendant in a New York state class action lawsuit presently pending in the Supreme Court State of New York - Nassau County alleging that Stewart directly and through its agencies routinely collected excess premiums in connection with refinance transactions. Similar actions were brought against seven other underwriters and the matters have been consolidated. Each plaintiff moved for class certification and on January 8, 2004 class certification was granted. The plaintiffs are two individuals on behalf of themselves and others similarly situated against a subsidiary of Stewart. Stewart has engaged counsel and is vigorously defending the action. Stewart denies culpability on a number of grounds. Stewart intends to file a Notice of Appeal on the Class Certification decision. The complaint seeks damages on "amounts yet to be determined" and also seeks reasonable attorney fees and other relief the court deems just and proper. The ultimate resolution of this matter is not expected to have a material adverse effect on the Company's financial position.

      In addition, we are a party to a number of lawsuits incurred in connection with our business, most of which are of a routine nature involving disputed policy claims. In many of these suits, the plaintiff seeks exemplary or treble damages in excess of policy limits based on the alleged malfeasance of an issuing agency. We do not expect that any of these proceedings will have a material adverse effect on our consolidated financial condition or results of operations.

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

                                   HIGH       LOW
                                  -------   -------
2003:
   First quarter..............    $ 23.38   $ 20.76
   Second quarter.............      30.20     23.23
   Third quarter..............      32.65     27.40
   Fourth quarter.............      41.45     28.20

2002:
   First quarter..............    $ 20.23   $ 16.40
   Second quarter.............      20.55     17.10
   Third quarter..............      21.50     15.05
   Fourth quarter.............      22.50     19.29

      In March 2001, we filed a registration statement with the Securities and Exchange Commission to sell from time to time up to $75 million of Common Stock. In August 2001, we issued 2.5 million shares at $19 per share resulting in net proceeds of $44.5 million.

      We paid regular quarterly cash dividends on our Common Stock from 1972 through 1999. During 1999, our Board of Directors approved a plan to repurchase up to 5% (680,000 shares) of our outstanding Common Stock. The Board also determined that our regular quarterly dividend should be discontinued in favor of returning those and additional funds to stockholders through the stock repurchase plan. Under this plan, we repurchased 116,900 shares of Common Stock during 2000 and none in 2001 and 2002. No cash dividends were paid during 2002 or 2001. Our Certificate of Incorporation provides that no cash dividends may be paid on the Class B Common Stock.

      In June 2003, the Board voted to recommence a dividend payout in response to favorable tax law changes. The Board of Directors of Stewart Information Services Corporation declared an annual cash dividend of $0.46 per share, payable December 19, 2003, to Common stockholders of record on December 5, 2003.

      An additional 208,769 shares of treasury stock were acquired primarily in the second quarter of 2002. The majority of these shares were acquired as a result of the consolidation of a majority owned subsidiary that was previously held as an equity method investment. All of these shares were held by us as treasury shares at December 31, 2003.

      The number of shareholders of record as of March 2, 2004 was 3,358. As of March 8, 2004, the price of one share of our Common Stock was $35.71.

ITEM 6. SELECTED FINANCIAL DATA
(Ten year summary)

      The following table sets forth, for the periods and at the dates indicated, our selected consolidated financial and data. The financial data was derived from our consolidated financial statements and should be read in conjunction with our audited consolidated financial statements, including the Notes thereto, beginning on page F-1 of this Report. See also Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                   2003      2002      2001      2000     1999      1998     1997     1996      1995     1994
                                  -------   -------   -------   ------   -------   ------   ------   -------   ------   ------
   IN MILLIONS OF DOLLARS

Total revenues ................   2,243.3   1,779.7   1,271.6    935.5   1,071.3    968.8    708.9     656.0    534.6    611.1

Title segment:

   Operating revenues .........   2,142.5   1,684.9   1,187.5    865.6     993.7    899.7    657.3     609.4    496.0    599.5

   Investment income ..........      19.8      20.7      19.9     19.1      18.2     18.5     15.9      14.5     13.6     12.4

   Investment gains (losses) ..       2.3       3.0        .4        0        .3       .2       .4        .1      1.0      (.8)

   Total revenues .............   2,164.6   1,708.6   1,207.8    884.7   1,012.2    918.4    673.6     624.0    510.6    611.1

   Pretax earnings ............     187.4     145.1      75.3      5.8      43.6     73.2     29.2      22.5     10.8     13.8

REI segment: (1)

   Revenues ...................      78.7      71.1      63.8     50.8      59.0     50.4     35.3      32.0     24.0

   Pretax earnings (losses) ...      12.1       8.8       5.3     (4.7)      3.0      3.1     (5.5)       .4      (.1)

Title loss provisions .........      94.8      75.9      51.5     39.0      44.2     39.2     29.8      33.8     29.6     40.2

   % of title operating
      revenues ................       4.4       4.5       4.3      4.5       4.4      4.4      4.5       5.6      6.0      6.7

Goodwill expense ..............        --        --       3.0      1.8       1.7      1.2      1.0        .9       .6       .3

Net earnings ..................     123.8      94.5      48.7       .6      28.4     47.0     15.3      14.4      7.0      9.7

Cash flow from operations .....     193.9     162.6     108.2     31.9      57.9     86.5     36.0      38.3     20.6     27.7

Total assets ..................   1,031.9     844.0     677.9    563.4     535.7    498.5    417.7     383.4    351.4    325.2

Long-term debt ................      17.3       7.4       7.0     15.4       6.0      8.9     11.4       7.9      7.3      2.5

Stockholders' equity ..........     621.4     493.6     394.5    295.1     284.9    260.4    209.5     191.0    174.9    156.4

   PER SHARE DATA (2)

Average shares - diluted
   (in millions) ..............      18.0      17.8      16.3     15.0      14.6     14.2     13.8      13.5     12.7     12.5

Net earnings - basic ..........      6.93      5.33      3.01      .04      1.96     3.37     1.12      1.08      .56      .78

Net earnings - diluted ........      6.88      5.30      2.98      .04      1.95     3.32     1.11      1.07      .55      .77

Cash dividends ................       .46        --        --       --       .16      .14      .13       .12      .11      .10

Stockholders' equity ..........     34.47     27.84     22.16    19.61     19.39    18.43    15.17     14.17    13.68    12.59

Market price:

   High .......................     41.45     22.50     22.25    22.31     31.38    33.88    14.63     11.32    11.25    10.71

   Low ........................     20.76     15.05     15.80    12.25     10.25    14.25     9.38      9.82     7.57     7.19

   Year end ...................     40.55     21.39     19.75    22.19     13.31    29.00    14.50     10.38    10.75     7.69

      (1) Prior to 1995, segment operations for real estate information services were not reported separately from title operations and were less significant.

      (2) Restated for a two-for-one stock split in May 1999 and a three-for-two stock split in April 1994, effected as stock dividends.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY. We discuss below our most critical accounting areas that involve significant estimates: (1) accruing title loss reserves, (2) evaluating the possible impairment of goodwill and other intangibles and (3) accruing unreported premium revenues from agencies. We also discuss an important change that has been proposed to the Real Estate Settlement Procedures Act (RESPA) and its potential effect on our industry. We describe what we do - mostly title insurance - and the material effect that changes in mortgage interest rates and other factors can have on our revenues. For the years 2001 through 2003, we summarize the interest rate environment prevailing in those years. We also discuss the reasons for significant increases and decreases in our revenues and expenses. Our major sources of cash flow and our liquidity and capital resources are discussed. Certain legal restrictions that exist on cash transfers from our title insurer subsidiaries to our parent are described.

CRITICAL ACCOUNTING ESTIMATES. Actual results can differ from the estimates we report. However, we believe there is no material risk of a change in our accounting estimates that is likely to have a material impact on our reported financial condition and operating performance for the three years ended December 31, 2003.

      Our most critical accounting estimate is providing title loss reserves. Estimating future policy loss payments is difficult because claims, by their nature, are complex and paid over long periods of time. We base our estimates on reported claims, historical loss experience and industry averages. Independent actuaries have reviewed and found our reserves adequate at each year end.

      Based on events that may indicate impairment of title plants and other long-lived assets, and our annual evaluation of goodwill, we estimate and expense any loss in value to our current operations. Amounts expensed in the three years ended December 31, 2003 were immaterial. We use independent appraisers to assist us in determining the fair value of goodwill.

      We report premium revenues from agencies primarily when policies are reported to us. We also accrue for unreported policies where reasonable estimates can be made. We consider historical reporting patterns, current trends in interest rates and other factors and known information about the agencies. In this accrual, we are not estimating future transactions. We are estimating policies that have already been issued but not received by us.

RESPA. In late December 2003, the Department of Housing and Urban Development
(HUD) issued its proposed final rule concerning reforms to RESPA. We believe the new rule provides exemptions to current RESPA prohibitions against kickbacks and rebates. The new rule may result in a bundling of title and other real estate services and placing them under the control of a relatively small number of major lenders. In our view, the new rule will likely increase prices to the ultimate consumer.

      If the new rule becomes final, it is likely that a major group of parties in the real estate, mortgage and settlement industries will ask the courts to intervene. We are unable to predict the outcome of these actions. Nor can we estimate the amount of the negative effect of the new rule on our future earnings.

WHAT WE DO. Our primary business is title insurance and settlement-related services. We close transactions and issue policies on homes, commercial properties and other real property located in all 50 states, the District of Columbia and several foreign countries through more than 7,200 issuing locations, including both direct operations and agencies. We also sell electronically delivered real estate services and information, as well as mapping products and geographic information systems, to domestic and foreign governments and private entities. Our current levels of non-USA operations are immaterial with respect to our consolidated financial results.

      Our business has two main segments: title insurance-related services and real estate information (REI). These segments are closely related due to the nature of their operations and common customers.

FACTORS AFFECTING REVENUES. The principal factors that contribute to increases in our operating revenues for our title and REI segments include:

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

RESULTS OF OPERATIONS

A comparison of the results of operations of the Company for 2003 with 2002 and 2002 with 2001 follows.

OPERATING ENVIRONMENT. According to published industry data, interest rates for 30-year fixed-rate mortgages, excluding points, for the year 2003 averaged 5.8% compared to 6.5% in 2002. Comparable rates averaged 7.0% in 2001.

      In 2001 rates held steady at close to 7% for most of the year and continued to hold steady at that level until April 2002. Rates then declined through December 2002, reaching a low of 5.9%. In 2003, rates remained relatively steady, just below 6% for the first quarter, reaching a low of 5.6% in mid March. Rates fluctuated in the second quarter but decreased to 5.2% in June. Rates increased in the third quarter to 6.4% in September and then decreased to 5.8% in December.

      Operating in these interest rate environments, real estate activity was strong in 2003 and 2002. Nationwide, refinancing transactions remained strong in 2003. The ratio of refinancings to total loan applications was 64.8% for 2003, 58.8% for 2002 and 56.8% for 2001. Existing home sales increased 9.0% in 2003 over 2002 and 5.0% in 2002 from 2001.

      Our order levels began to decline in the third quarter of 2003, largely as a result of an increase in interest rates. Increases in rates tend to reduce real estate activity, particularly refinancings. Rates declined slightly in the fourth quarter. Most industry experts project interest rates to continue at current levels or move slightly higher. Due to the large number of refinancings completed in 2003, significantly fewer refinancing transactions are being forecast for 2004.

TITLE REVENUES. Our revenues from direct operations increased 29.5% in 2003 and 31.2% in 2002. The number of direct closings we handled increased 23.8% in 2003 and 31.8% in 2002. The largest revenue increases in 2003 were in California, Texas and Washington. The largest increases in 2002 were in California, Texas and Florida. Direct closings relate only to files closed by our underwriters and subsidiaries and do not include closings by independent agencies.

      The average revenue per closing increased 4.2% in 2003 due to a lower ratio of refinancings closed by our direct operations compared to the prior year. The average revenue per closing decreased .8% in 2002. Title insurance premiums on refinancings are typically less than on property sales.

      Premium revenues from agencies increased 25.6% in 2003 and 50.4% in 2002. The increases in 2003 and 2002 were primarily due to the increases in both refinancings and property sales. The largest revenue increases in 2003 were in California, New York and Florida. The largest increases in 2002 were in California, Pennsylvania, New York, Virginia and Texas.

TITLE REVENUES BY STATE. The approximate amounts and percentages of consolidated title operating revenues for the last three years were:

                               Amounts ($ millions)           Percentages
                              2003     2002     2001     2003     2002     2001
                             ------   ------   ------   ------   ------   ------

California ...............      416      305      194       19       18       16
Texas ....................      264      234      190       12       14       16
Florida ..................      159      119       88        7        7        7
New York .................      147      109       78        7        6        7
All others ...............    1,156      918      638       55       55       54
                             ------   ------   ------   ------   ------   ------
                              2,142    1,685    1,188      100      100      100
                             ======   ======   ======   ======   ======   ======

REI REVENUES. Real estate information revenues were $78.7 million in 2003, $71.1 million in 2002 and $63.8 million in 2001. The increases in 2003 and 2002 resulted primarily from providing a greater number of post-closing services, electronic mortgage documents and Section 1031 exchange services resulting from the large volume of real estate transactions.

INVESTMENTS. Investment income decreased 4.3% in 2003 because of lower yields, partially offset by increases in average balances invested. Investment income increased 3.9% in 2002 primarily because of increases in average balances invested, partially offset by lower yields. Certain investment gains in 2003, 2002 and 2001 were realized as part of the ongoing management of the investment portfolio for the purpose of improving performance.

AGENCY RETENTION. The amounts retained by agencies, as a percentage of revenues from agency operations, were 82.0%, 81.9% and 81.5% in the years 2003, 2002 and 2001, respectively. Amounts retained by title agencies are based on agreements between agencies and our title underwriters. The percentage that amounts retained by agencies bears to agency revenues may vary from year to year because of the geographical mix of agency operations and the volume of title revenues.

SELECTED COST RATIOS (BY SEGMENT). The following table shows employee costs and other operating expenses as a percentage of related title and real estate information operating revenues for the last three years.

                             Employee costs (%)           Other operating  (%)
                          2003      2002      2001      2003      2002      2001
                         ------    ------    ------    ------    ------    ------
Title ................     24.7      24.5      27.6      13.7      13.8      15.6
REI ..................     56.9      57.0      59.6      27.2      26.8      26.1
                         ======    ======    ======    ======    ======    ======

These two categories of expenses are discussed below in terms of year-to-year monetary increases.

EMPLOYEE COSTS. Employee costs for the combined business segments increased 26.5% in 2003 and 24.0% in 2002. The number of persons we employed at December 31, 2003, 2002 and 2001 was approximately 8,200, 7,800 and 6,900, respectively. The increase in staff in 2003 and 2002 was primarily due to increased title and REI volume and acquisitions of new offices.

      In our REI segment, employee costs increased in 2003 and 2002 primarily due to our focus to provide more post-closing services to lenders. These services are considerably more labor intensive than other REI services.

OTHER OPERATING EXPENSES. Other operating expenses for the combined business segments increased 24.2% in 2003 and 24.0% in 2002. The increase in other operating expenses in 2003 was primarily in new offices, search fees, premium taxes and business promotion. In 2002 the increase was primarily in search fees, premium taxes, new offices and business promotion.

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

TITLE LOSSES. Provisions for title losses, as a percentage of title operating revenues, were 4.4%, 4.5% and 4.3% in 2003, 2002 and 2001, respectively.

INCOME TAXES. The provisions for federal, state and foreign income taxes represented effective tax rates of 38.0%, 38.6% and 39.6% in 2003, 2002 and 2001, respectively.

CONTRACTUAL OBLIGATIONS. The table below describes our contractual obligations existing at December 31, 2003.

                                            Payments due by period ($ millions)
                                  -----------------------------------------------------
                                  Less than                           More than
                                   1 year     1-3 years   3-5 years    5 years    Total
                                  ---------   ---------   ---------   ---------

Long-term debt ...............         7          6           4           8         25
Operating leases .............        39         54          32          51        176
                                     ---        ---         ---         ---        ---
                                      46         60          36          59        201
                                     ===        ===         ===         ===        ===

Material contractual obligations consist mainly of notes payable and operating leases. All operating leases are for office space and expire over the next 13 years.

LIQUIDITY AND CAPITAL RESOURCES. Acquisitions during 2003, 2002 and 2001 resulted in additions to goodwill of $13.7 million, $11.7 million and $19.3 million, respectively.

      Cash provided by operations was $193.9 million, $162.6 million and $108.2 million in 2003, 2002 and 2001, respectively. Cash flow from operations has been the primary source of financing for additions to property and equipment, expanding operations, dividends to shareholders and other requirements. This source may be supplemented by bank borrowings. We do not have any material source of liquidity or financing that involves off-balance sheet arrangements.

      The most significant non-operating sources of cash were from proceeds of investments matured and sold in the amount of $264.3 million, $163.7 million and $70.1 million in 2003, 2002 and 2001, respectively. We used cash for the purchases of investments in the amount of $416.3 million, $197.7 million and $135.6 million in 2003, 2002 and 2001, respectively.

      In August 2001 we issued 2.5 million shares of Common Stock at $19 per share, resulting in net proceeds of $44.5 million.

      A substantial majority of consolidated cash and investments was held by Stewart Title Guaranty Company (Guaranty) and its subsidiaries. Cash transfers between Guaranty and its subsidiaries and the Company are subject to certain legal restrictions. See Notes 2 and 3 to the consolidated financial statements.

      Our liquidity at December 31, 2003, excluding Guaranty and its subsidiaries, was comprised of cash and investments aggregating $25.3 million and short-term liabilities of $4.7 million. We know of no commitments or uncertainties that are likely to materially affect our ability to fund cash needs. See Note 17 to the consolidated financial statements.

      We consider our capital resources to be adequate. Our capital resources are represented by a low debt-to-equity ratio, in which long-term debt is $17.3 million and stockholders' equity is $621.4 million at December 31, 2003. We are not aware of any trends, either favorable or unfavorable, that would materially affect notes payable or stockholders' equity. We do not expect any material changes in the cost of such resources. Significant acquisitions in the future could materially affect the notes payable or stockholders' equity balances.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The discussion below about our risk management strategies includes forward-looking statements that are subject to risks and uncertainties. Management's projections of hypothetical net losses in the fair value of our market rate sensitive financial instruments, should certain potential changes in market rates occur, is presented below. While we believe that the potential market rate changes are reasonably possible, actual rate changes could differ.

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

      The market value of our investments in debt securities at December 31, 2003 was $418.1 million. Debt securities at December 31, 2003 mature, according to their contractual terms, as follows (actual maturities may differ because of call or prepayment rights):

                                                                    Amortized   Market
                                                                      Cost       value
                                                                    ---------   -------
                                                                      ($000 Omitted)
In one year or less .............................................      22,375    22,549
After one year through two years ................................      26,825    27,462
After two years through three years .............................      31,507    32,805
After three years through four years ............................      40,018    41,550
After four years through five years .............................      59,052    61,874
After five years ................................................     221,747   231,158
Mortgage-backed securities ......................................         720       723
                                                                    ---------   -------
                                                                      402,244   418,121
                                                                    =========   =======

      We believe our investment portfolio is diversified and do not expect any material loss to result from the failure to perform by issuers of the debt securities we hold. Our investments are not collateralized. The mortgage-backed securities are insured by U.S. Government agencies.

      Based on our debt securities portfolio and interest rates at December 31, 2003, a 100 basis point increase (decrease) in interest rates would result in a decrease (increase) of approximately $20.0 million, or 4.8%, in the fair value of our portfolio. Changes in interest rates may affect the fair value of the debt securities portfolio and may result in unrealized gains or losses. Gains or losses would only be realized upon the sale of the investments. Any other than temporary declines in market values of securities are charged to earnings.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The information required to be provided in this item is included in our Consolidated Financial Statements, including the Notes thereto, attached hereto as pages F-1 to F-17, and such information is incorporated in this report by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 9A. CONTROLS AND PROCEDURES

      Our principal executive officers and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2003, have concluded that, as of such date, our disclosure controls and procedures are adequate and effective to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

      During the fourth quarter of 2003, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, those internal controls subsequent to the date of the evaluation. As a result, no corrective actions were required or undertaken.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information regarding our directors will be included in our proxy statement for our 2004 Annual Meeting of Stockholders (the "Proxy Statement"), to be filed within 120 days after December 31, 2003, and is incorporated in this report by reference.

ITEM 11. EXECUTIVE COMPENSATION

      Information regarding executive compensation will be included in the Proxy Statement and is incorporated in this report by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      Information regarding beneficial ownership of our Common Stock will be included in the Proxy Statement and is incorporated in this report by reference.

      The table below describes our compensation plans under which equity securities are authorized for issuance, as of December 31, 2003.

                                             Number of securities                          Number of securities
                                               to be issued upon      Weighted average     remaining available
                                                  exercise of         exercise price of    for future issuance
                                             outstanding options,   outstanding options,       under equity
Plan category                                 warrants and rights    warrants and rights    compensation plans
------------------------------------------   --------------------   --------------------   --------------------
Equity compensation plans approved by
security holders                                   342,978                 18.75                 1,028,068
Equity  compensation plans not approved by
security holders(1)                                     --                    --                   426,197
                                                   -------                 -----                 ---------
Total                                              342,978                 18.75                 1,454,265
                                                   =======                 =====                 =========

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      Information regarding fees paid to our independent public accountants will be included in the Proxy Statement and is incorporated in this report by reference.

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

(b)   Reports on Form 8-K

      During the three months ended December 31, 2003, we filed a report on Form 8-K dated October 24, 2003, reporting financial results for the three and nine months ended September 30, 2003.

(c)   Exhibits

      Those exhibits required to be filed by Item 601 of Regulation S-K are listed in the Index to Exhibits immediately preceding the exhibits filed herewith and such listing is incorporated herein by reference.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

                                  STEWART INFORMATION SERVICES CORPORATION
                                                   (Registrant)


                                  By:    /s/     Malcolm S. Morris
                                      ---------------------------------------
                                       Malcolm S. Morris, Co-Chief Executive
                                         Officer and Chairman of the Board
                                                   of Directors

                                  By:    /s/    Stewart Morris, Jr.
                                      ---------------------------------------
                                           Stewart Morris, Jr., Co-Chief
                                                Executive Officer,
                                              President and Director

                                  By:    /s/         Max Crisp
                                      ---------------------------------------
                                        Max Crisp, Executive Vice President
                                           and Chief Financial Officer,
                                         Secretary-Treasurer, Director and
                                              Principal Financial and
                                                Accounting Officer

Dated: March 15, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed by the following persons on our behalf and in the capacities and on the dates indicated:

 /s/ Lloyd Bentsen III      Director   March 15, 2004    /s/  John P. LaWare        Director   March 15, 2004
-------------------------                               -------------------------
     (Lloyd Bentsen III)                                     (John P. LaWare)

 /s/     Max Crisp          Director   March 15, 2004    /s/ Malcolm S. Morris      Director   March 15, 2004
-------------------------                               -------------------------
        (Max Crisp)                                         (Malcolm S. Morris)

 /s/    Nita Hanks          Director   March 15, 2004    /s/ Stewart Morris, Jr.    Director   March 15, 2004
-------------------------                               -------------------------
       (Nita Hanks)                                         (Stewart Morris, Jr.)

 /s/    Paul Hobby          Director   March 15, 2004    /s/ W. Arthur Porter       Director   March 15, 2004
-------------------------                               -------------------------
       (Paul Hobby)                                         (W. Arthur Porter)

 /s/  E. Douglas Hodo       Director   March 15, 2004
-------------------------
    (E. Douglas Hodo)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Stewart Information Services Corporation and Subsidiaries'
      Consolidated Financial Statements:

Independent Auditors' Report                                                 F-2
Consolidated Statements of Earnings, Retained Earnings and Comprehensive
      Earnings for the years ended December 31, 2003, 2002 and 2001          F-3
Consolidated Balance Sheets as of December 31, 2003 and 2002                 F-4
Consolidated Statements of Cash Flows for the years ended
      December 31, 2003, 2002 and 2001                                       F-5
Notes to Consolidated Financial Statements                                   F-6


Financial Statement Schedules:

Schedule I   -  Financial Information of the Registrant (Parent Company)     S-1
Schedule II  -  Valuation and Qualifying Accounts                            S-5

                          Independent Auditors' Report

To the Stockholders and Board of Directors of Stewart Information Services Corporation

We have audited the consolidated financial statements of Stewart Information Services Corporation and subsidiaries as listed in the accompany index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stewart Information Services Corporation and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 7 to the consolidated financial statements, the Company changed its method of accounting for goodwill and intangibles in 2002.


                                                       KPMG LLP


Houston, Texas
February 17, 2004

CONSOLIDATED STATEMENTS OF EARNINGS, RETAINED EARNINGS AND COMPREHENSIVE
EARNINGS

Years ended December 31                                       2003          2002         2001
--------------------------------------------------------   ----------    ----------   ----------
                                                                       ($000 Omitted)
REVENUES
  Title insurance:
     Direct operations .................................      892,686       689,588      525,543
     Agency operations .................................    1,249,800       995,283      661,943

  Real estate information services .....................       78,666        71,119       63,821
  Investment income ....................................       19,800        20,694       19,922
  Investment gains - net ...............................        2,310         3,032          356
                                                           ----------    ----------   ----------
                                                            2,243,262     1,779,716    1,271,585

EXPENSES
     Amounts retained by agencies ......................    1,024,282       814,651      539,369
     Employee costs ....................................      573,486       453,304      365,562
     Other operating expenses ..........................      311,741       250,933      202,342
     Title losses and related claims ...................       94,827        75,920       51,454
     Depreciation ......................................       25,240        21,383       19,637
     Goodwill ..........................................           --            --        3,011
     Interest ..........................................          721           725        2,216
     Minority interests ................................       13,462         8,940        7,414
                                                           ----------    ----------   ----------
                                                            2,043,759     1,625,856    1,191,005

Earnings before taxes ..................................      199,503       153,860       80,580
Income taxes ...........................................       75,748        59,380       31,894
                                                           ----------    ----------   ----------

NET EARNINGS ...........................................      123,755        94,480       48,686

Retained earnings at beginning of year .................      353,226       258,746      210,060
Cash dividends on Common Stock ($.46 per share in 2003).       (7,874)           --           --
                                                           ----------    ----------   ----------

Retained earnings at end of year .......................      469,107       353,226      258,746
                                                           ==========    ==========   ==========

Average number of shares outstanding - assuming dilution
   (000 omitted) .......................................       17,980        17,826       16,348

Earnings per share - basic .............................         6.93          5.33         3.01

EARNINGS PER SHARE - DILUTED ...........................         6.88          5.30         2.98
                                                           ==========    ==========   ==========

Comprehensive earnings:
Net earnings ...........................................      123,755        94,480       48,686
Changes in other comprehensive earnings, net of taxes
   of $3,056, $2,797 and $1,158 ........................        5,675         5,195        2,151
                                                           ----------    ----------   ----------

COMPREHENSIVE EARNINGS .................................      129,430        99,675       50,837
                                                           ==========    ==========   ==========

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

December 31                                                                           2003          2002
--------------------------------------------------------------------------------   ----------    ----------
                                                                                        ($000 Omitted)
ASSETS
    Cash and cash equivalents ..................................................      114,202       139,156
    Short-term investments .....................................................      153,322        50,673

    Investments in debt and equity securities, at market:
        Statutory reserve funds ................................................      375,421       306,501
        Other ..................................................................       59,035        69,260
                                                                                   ----------    ----------
                                                                                      434,456       375,761
    Receivables:
        Notes ..................................................................        6,155         5,817
        Premiums from agencies .................................................       36,672        34,311
        Income taxes receivable ................................................        7,198            --
        Other ..................................................................       35,260        34,221
        Less allowance for uncollectible amounts ...............................       (6,260)       (5,308)
                                                                                   ----------    ----------
                                                                                       79,025        69,041
    Property and equipment, at cost:
        Land ...................................................................        5,785         5,785
        Buildings ..............................................................       10,647         9,672
        Furniture and equipment ................................................      192,648       169,483
        Less accumulated depreciation and amortization .........................     (134,906)     (123,099)
                                                                                   ----------    ----------
                                                                                       74,174        61,841

    Title plants, at cost ......................................................       43,216        40,307
    Real estate, at lower of cost or net realizable value ......................        2,306         1,349
    Investments in investees, on an equity basis ...............................       16,194        10,674
    Goodwill, less accumulated amortization of $13,479 .........................       79,084        66,885
    Other assets ...............................................................       35,888        28,299
                                                                                   ----------    ----------
                                                                                    1,031,867       843,986
                                                                                   ==========    ==========

LIABILITIES
    Notes payable, including $17,329 and $7,354 long-term portion ..............       24,583        14,195
    Accounts payable and accrued liabilities ...................................       82,147        83,961
    Estimated title losses .....................................................      268,089       230,058
    Deferred income taxes ......................................................       22,440        11,284
    Minority interests .........................................................       13,219        10,896

Contingent liabilities and commitments

STOCKHOLDERS' EQUITY
    Common - $1 par, authorized 30,000,000, issued and outstanding
        16,976,010 and 16,681,212 ..............................................       17,302        17,007
    Class B Common - $1 par, authorized 1,500,000, issued and outstanding
        1,050,012 ..............................................................        1,050         1,050
    Additional paid-in capital .................................................      122,816       116,870
    Retained earnings ..........................................................      469,107       353,226
    Accumulated other comprehensive earnings:
        Unrealized investment gains ............................................       12,086         9,039
        Foreign currency translation adjustments ...............................        2,933           305
    Treasury stock - 325,669 Common shares, at cost ............................       (3,905)       (3,905)
           Total stockholders' equity ..........................................      621,389       493,592
                                                                                   ----------    ----------
                                                                                    1,031,867       843,986
                                                                                   ==========    ==========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31                                                        2003        2002        2001
--------------------------------------------------------------------------   --------    --------    --------
                                                                                      ($000 Omitted)
CASH PROVIDED BY OPERATING ACTIVITIES (NOTE) .............................    193,940     162,551     108,186

Investing activities:
    Proceeds from investments matured and sold ...........................    264,318     163,737      70,074
    Purchases of investments .............................................   (416,258)   (197,748)   (135,579)
    Purchases of property and equipment, title plants and real estate -
       net ...............................................................    (37,236)    (30,165)    (23,452)
    Increases in notes receivable ........................................     (1,329)     (3,198)     (3,208)
    Collections on notes receivable ......................................      1,352       6,305      11,531
    Cash paid for equity investees and related intangibles ...............     (7,000)         --          --
    Cash paid for acquisitions of subsidiaries - net (see below) .........    (15,952)    (12,502)    (13,016)
                                                                             --------    --------    --------
CASH USED BY INVESTING ACTIVITIES ........................................   (212,105)    (73,571)    (93,650)

Financing activities:
    Dividends paid .......................................................     (7,874)         --          --
    Distributions to minority interests ..................................    (11,433)     (7,713)     (5,926)
    Proceeds from exercise of stock options ..............................      3,878         467         337
    Proceeds from stock offering - net ...................................         --          --      44,509
    Proceeds from notes payable ..........................................     15,748       4,259       6,597
    Payments on notes payable ............................................     (7,108)     (7,543)
                                                                                                      (35,852)
                                                                             --------    --------    --------
CASH (USED) PROVIDED BY FINANCING ACTIVITIES .............................     (6,789)    (10,530)      9,665
                                                                             --------    --------    --------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS .........................    (24,954)     78,450      24,201
                                                                             ========    ========    ========

Note: Reconciliation of net earnings to the above amounts
   Net earnings ..........................................................    123,755      94,480      48,686
   Add (deduct):
      Depreciation and amortization ......................................     25,240      21,383      22,648
      Provisions for title losses in excess of payments ..................     36,849      27,306      11,483
      Increase in receivables - net ......................................     (9,848)    (18,785)     (1,660)
     (Decrease) increase in payables and accrued liabilities - net .......     (3,317)     21,878      18,450
      Minority interest expense ..........................................     13,462       8,940       7,414
      Net earnings from equity investees .................................     (6,586)     (3,420)     (1,345)
      Dividends received from equity investees ...........................      6,579       2,892       2,275
      Provision for deferred income taxes ................................      9,375      12,775       1,897
      Other - net ........................................................     (1,569)     (4,898)     (1,662)
                                                                             --------    --------    --------
Cash provided by operating activities ....................................    193,940     162,551     108,186
                                                                             ========    ========    ========

Supplemental information:
   Assets acquired (purchase method):
      Goodwill ...........................................................     13,655      11,739      19,312
      Title plants .......................................................      1,830         537       5,056
      Other ..............................................................      5,400       4,580       4,830
   Liabilities assumed ...................................................     (4,933)     (6,574)     (4,023)
   Debt issued ...........................................................         --          --      (8,939)
   Common Stock issued ...................................................         --          --      (3,220)
   Treasury stock acquired ...............................................         --       2,220          --
                                                                             --------    --------    --------
   Cash paid for acquisitions of subsidiaries - net ......................     15,952      12,502      13,016
                                                                             ========    ========    ========
   Income taxes paid .....................................................     76,720      23,645      14,615
   Interest paid .........................................................        618         730       1,649
                                                                             ========    ========    ========

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Three years ended December 31, 2003)

NOTE 1

GENERAL. Stewart Information Services Corporation, through its subsidiaries (collectively, the Company), is primarily engaged in the title insurance business. The Company also provides real estate information services. The Company operates through a network of direct and agency offices throughout the United States. Approximately 31 percent of consolidated title revenues are generated in California and Texas. The operations in the international markets in which the Company does business are immaterial to consolidated results.

A. MANAGEMENT RESPONSIBILITY. The accompanying financial statements were prepared by management, which is responsible for their integrity and objectivity. The statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP), including management's best judgments and estimates. Actual results could differ from estimates.

B. NEW SIGNIFICANT ACCOUNTING PRONOUNCEMENTS. The Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets" effective January 1, 2002, as required, and no longer amortizes goodwill. Instead, goodwill and other intangibles are reviewed no less than annually and amounts determined to be impaired are expensed to current operations.

      In accordance with SFAS No. 141 "Business Combinations", the Company has used the purchase method of accounting for business combinations occurring after June 30, 2001.

      The Company adopted the stock-based compensation disclosure requirements of SFAS No. 148. See Note 1S. The impact the on the Company's consolidated financial position or results of operations for the change in the fair value method of accounting for stock-based compensation is expected to be immaterial.

      The Company adopted the disclosure requirements for guarantees required by FIN 45 effective December 31, 2002 and expanded its disclosure on guarantees. The Company adopted the initial recognition and measurement provisions of the non-contingent aspects of guarantees issued or modified after December 31, 2002. The effect on the Company's consolidated financial position or results of operations was immaterial.

      The Company adopted the requirements of consolidation of variable interest entities created or obtained after January 31, 2003 required by FIN 46 and related disclosures required by FIN 46 and FIN 46R, effective June 15, 2003. The effect on the Company's consolidated financial position or results of operations was immaterial.

C. RECLASSIFICATIONS. Certain prior year amounts in the consolidated financial statements have been reclassified for comparative purposes. Net earnings, as previously reported, were not affected.

D. CONSOLIDATION. The consolidated financial statements include all subsidiaries in which the Company owns more than 50% voting rights in electing directors. In general, unconsolidated investees, owned 20% through 50% and where the Company exercises significant influence, are accounted for by the equity method. All significant intercompany accounts and transactions are eliminated and provisions are made for minority interests.

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

N. OTHER ACQUIRED INTANGIBLES. The Company does not have any material acquired intangible assets, other than title plants and goodwill.

O. OTHER LONG-LIVED ASSETS. The Company reviews the carrying values of title plants and other long-lived assets if certain events occur that may indicate impairment. Impairment of these long-lived assets is indicated when projected undiscounted cash flows over the estimated lives of the assets are less than carrying values. If impairment is determined by management, the book amounts are written down to fair values by calculating the discounted values of projected cash flows. See Note 1B.

P. FAIR VALUES. The fair values of financial instruments, including cash and cash equivalents, short-term investments, notes receivable, notes payable and accounts payable, are determined by references to various market data and other valuation techniques, as appropriate. The fair values of these financial instruments approximate their carrying values. Investments in debt and equity securities are carried at their fair values. See Note 4.

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

      The Company applies APB No. 25 and related Interpretations in accounting for its plans. Under SFAS No. 123, compensation cost would be recognized for the fair value of the employees' purchase rights, which is estimated using the Black-Scholes model. The Company assumed a dividend yield of 0%, an expected life of ten years for each option, expected volatility of 33.8% to 41.6% and a risk-free interest rate of 4.3% to 6.0% for the three years ended December 31, 2003.

      Had compensation cost for the Company's plans been determined consistent with SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                         2003      2002       2001
                                                       --------   -------   -------
                                                              ($000 Omitted)
Net earnings:
    As reported ....................................    123,755    94,480    48,686
    Stock-based employee compensation
       determined under fair value method ..........       (718)     (616)     (630)
                                                       --------   -------   -------
    Pro forma ......................................    123,037    93,864    48,056
                                                       ========   =======   =======

Earnings per share:
   Net earnings - basic ............................       6.93      5.33      3.01
   Pro forma - basic ...............................       6.89      5.29      2.97
   Net earnings - diluted ..........................       6.88      5.30      2.98
   Pro forma - diluted .............................       6.84      5.27      2.94
                                                       --------   -------   -------

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

NOTE 3

DIVIDEND RESTRICTIONS. Surplus as regards policyholders for Guaranty was $374,796,000 and $309,342,000 at December 31, 2003 and 2002, respectively.
Statutory net income for Guaranty was $35,645,000, $21,816,000 and $11,195,000 in 2003, 2002 and 2001, respectively.

      Substantially all of the consolidated retained earnings at each year end was represented by Guaranty, which owns directly or indirectly substantially all of the subsidiaries included in the consolidation.

      Guaranty cannot pay a dividend in excess of certain limits without the approval of the Texas Insurance Commissioner. The maximum dividend which can be paid without such approval in 2004 is $74,959,000. Guaranty paid dividends of $33,790,000, $90,000 and $1,390,000 in 2003, 2002 and 2001, respectively.

      Dividends from Guaranty are also voluntarily restricted primarily to maintain statutory surplus and liquidity at competitive levels. The ability of a title insurer to pay claims can significantly affect the decision of lenders and other customers when buying a policy from a particular insurer.

NOTE 4

INVESTMENTS. The amortized costs and market values of debt and equity securities at December 31 follow:

                                                                       2003                 2002
                                                               -------------------   -------------------
                                                               AMORTIZED    MARKET   Amortized    Market
                                                                 COST       VALUE      cost       value
                                                               ---------   -------   ---------   -------
                                                                            ($000 Omitted)
Debt securities:
    Municipal ..............................................    180,294    187,205    152,808    159,453
    Corporate and utilities ................................    137,829    145,273    127,265    132,502
    U.S. Government ........................................     28,660     28,795     38,741     39,798
    Foreign bonds ..........................................     54,741     56,125     33,008     34,748
    Mortgage-backed ........................................        720        723      1,324      1,360
Equity securities ..........................................     13,619     16,335      8,709      7,900
                                                                -------    -------    -------    -------
                                                                415,863    434,456    361,855    375,761
                                                                =======    =======    =======    =======

      Gross unrealized gains and losses at December 31 were:

                                                                    2003              2002
                                                               ---------------   ---------------
                                                               GAINS    LOSSES   Gains    Losses
                                                               ------   ------   ------   ------
                                                                      ($000 Omitted)
Debt securities:
    Municipal ..............................................    7,167     256     6,797      152
    Corporate and utilities ................................    7,596     152     6,472    1,235
    U.S. Government ........................................      358     223     1,057       --
    Foreign bonds ..........................................    1,498     114     1,742        2
    Mortgage-backed ........................................       17      14        36       --
Equity securities ..........................................    2,759      43       295    1,104
                                                               ------    ----    ------   ------
                                                               19,395     802    16,399    2,493
                                                               ======    ====    ======   ======

      Of the above total unrealized losses of $802,000, the amount in a loss position in excess of twelve months was only $113,000, which was comprised of municipal debt, foreign bonds and equity securities. The unrealized loss positions were caused by normal market fluctuations and represented 47 investments.

      Because the Company has the intent and ability to hold these investments until maturity or a market price recovery, and no significant credit risk is deemed to exist, the investments are not considered other-than-temporarily impaired.

      Debt securities at December 31, 2003 mature, according to their contractual terms, as follows (actual maturities may differ because of call or prepayment rights):

                                                               Amortized   Market
                                                                 cost       value
                                                               ---------   -------
                                                                  ($000 Omitted)
In one year or less ........................................      22,375    22,549
After one year through five years ..........................     157,402   163,691
After five years through ten years .........................     157,474   164,266
After ten years ............................................      64,273    66,892
Mortgage-backed securities .................................         720       723
                                                               ---------   -------
                                                                 402,244   418,121
                                                               =========   =======

      The Company believes its investment portfolio is diversified and expects no material loss to result from the failure to perform by issuers of the debt securities it holds. Investments made by the Company are not collateralized. The mortgage-backed securities are insured by U.S. Government agencies.

NOTE 5

INVESTMENT INCOME. Income from investments and realized gains and losses for the three years follow:

                                                             2003     2002       2001
                                                            ------   ------     ------
                                                                 ($000 Omitted)
Income:
    Debt securities .....................................   17,802   17,484     15,614
    Short-term investments, cash equivalents and other ..    1,998    3,210      4,308
                                                            ------   ------     ------
                                                            19,800   20,694     19,922
                                                            ======   ======     ======

Realized gains and losses:
    Gains ...............................................    5,239    7,966(1)   1,308
    Losses ..............................................   (2,929)  (4,934)      (952)
                                                            ------   ------     ------
                                                             2,310    3,032        356
                                                            ======   ======     ======

      (1)   Includes gains on sales of real estate of $2,376,000.

      The sales of securities resulted in proceeds of $131,707,000 in 2003, $118,106,000 in 2002 and $41,694,000 in 2001.

      Expenses assignable to investment income were insignificant. There were no significant investments at December 31, 2003 that did not produce income during the year.

NOTE 6

INCOME TAXES. Deferred income taxes at December 31, 2003 and 2002 were as follows:


                                                      2003      2002
                                                     -------   -------
                                                      ($000 Omitted)
Deferred tax assets:
   Accruals not currently deductible .............     1,446     1,313
   Net operating loss carryforwards ..............       171       213
   Allowance for uncollectible amounts ...........     1,251       963
   Book over tax depreciation and amortization ...       516     2,314
   Investments in partnerships ...................     1,498     1,222
   Foreign tax credit carryforwards ..............     1,490     1,409
   Other .........................................     2,545     1,711
                                                     -------   -------

                                                       8,917     9,145
   Less valuation allowance ......................    (1,292)   (1,292)
                                                     -------   -------
                                                       7,625     7,853

Deferred tax liabilities:

   Tax over book title loss provisions ...........   (20,552)  (13,051)
   Unrealized gains on investments ...............    (6,507)   (4,867)
   Other .........................................    (3,006)   (1,219)
                                                     -------   -------
                                                     (30,065)  (19,137)
                                                     -------   -------
Net deferred income taxes ........................   (22,440)  (11,284)
                                                     =======   =======

      The following reconciles federal income taxes computed at the statutory rate with income taxes as reported.

                                              2003     2002     2001
                                             ------   ------   ------
                                                  ($000 Omitted)

Expected income taxes at 35% ............    69,826   53,851   28,203
State income taxes - net ................     4,073    3,268    1,976
Foreign taxes - net of tax credits ......       864    1,761      528
Tax effect of permanent differences:
    Tax-exempt interest .................    (2,052)  (2,009)  (1,966)
    Meals and entertainment .............     1,680    1,140    1,079
    Goodwill ............................        --       --      933
    Net earnings from equity investees ..    (2,305)  (1,197)    (471)
    Minority interests ..................     2,003    1,201      997
    Non-taxable income ..................    (1,609)  (1,303)  (1,434)
    Other - net .........................     3,268    2,668    2,049
                                             ------   ------   ------
Income taxes ............................    75,748   59,380   31,894

Effective income tax rate (%) ...........      38.0     38.6     39.6
                                             ======   ======   ======

      The Company has $1,042,000 and $448,000 foreign tax credit carryforwards that expire in 2006 and 2008, respectively. The valuation allowance relates to certain foreign tax credit carryforwards and other deferred tax assets.

      Deferred tax expense was $9,375,000, $12,775,000 and $1,897,000 in 2003,
2002 and 2001, respectively.

NOTE 7

GOODWILL. The carrying amount of goodwill for the title reporting unit was $69,167,000 (of $79,084,000) and $56,916,000 (of $66,885,000) at December 31,
2003 and 2002, respectively. The remaining goodwill was attributable to the REI segment's two reporting units.

      During the three years ended December 31, 2003, goodwill was increased by acquisitions. Goodwill was decreased by amortization in 2001. Net earnings, excluding goodwill amortization, was $51,697,000 compared with $48,686,00 as reported for the year 2001. Basic earnings per share in 2001 would have been $3.19 compared with $3.01 as reported and diluted earnings per share would have been $3.16 compared with $2.98 as reported. In accordance with SFAS No. 142, amortization of goodwill was stopped effective January 1, 2002.

      During 2003, $1,955,000 of goodwill attributed to a subsidiary held for sale was written off and is included in other operating expenses in the consolidated financial statements. There were no impairment write-offs of goodwill during the year ended December 31, 2002. Goodwill impairment write-offs in 2001 were $675,000 in the REI segment of $28,000 in the title segment.

NOTE 8

EQUITY INVESTEES. Certain summarized aggregate financial information for equity investees follows:

                                             2003     2002     2001
                                            ------   ------   ------
                                                ($000 Omitted)
For the year:
    Revenues ............................   72,997   47,723   51,318
    Net earnings ........................   13,443    7,635    3,617
At December 31:
    Total assets ........................   18,422   18,255
    Notes payable .......................    2,597    3,566
    Stockholders' equity ................   12,429   12,423
                                            ======   ======   ======

      Net premium revenues earned from policies issued by equity investees were $10,424,000, $9,092,000 and $7,705,000 in 2003, 2002 and 2001, respectively.

      The amount of earnings from equity investees was $6,586,000, $3,420,000 and $1,345,000 in 2003, 2002 and 2001, respectively. These amounts are included in title insurance - direct operations in the consolidated financial statements.

      Goodwill relating to equity investees was $12,258,000 and $5,480,000 at December 31, 2003 and 2002, respectively, and was not amortized in accordance with SFAS No. 142. Goodwill relating to equity investees was amortized for the year ended December 31, 2001 on a basis similar to other goodwill. Equity investments will continue to be reviewed for impairment. See Note 1B.

NOTE 9

NOTES PAYABLE.

                                                                                    2003     2002
                                                                                   ------   ------
                                                                                    ($000 Omitted)
Banks
   Primarily unsecured and at LIBOR (1) plus .75%, varying payments ............   21,479    9,759
Other than banks ...............................................................    3,104    4,436
                                                                                   ------   ------
                                                                                   24,583   14,195
                                                                                   ======   ======

(1)  1.12% and 1.38% at December 31, 2003 and 2002, respectively.

      The notes are due $7,254,000 in 2004, $3,370,000 in 2005, $2,104,000 in
2006, $2,012,000 in 2007, $2,029,000 in 2008 and $7,814,000 subsequent to 2008.

NOTE 10

ESTIMATED TITLE LOSSES. Provisions accrued, payments made and liability balances for the three years follow:

                                             2003        2002        2001
                                            -------     -------     -------
                                                    ($000 Omitted)
Balances at January 1 ..................    230,058     202,544     190,298
    Provisions .........................     94,827      75,920      51,454
    Payments ...........................    (57,978)    (48,441)    (39,721)
    Reserve balances acquired ..........      1,182          35         763
    Decreases in salvage ...............         --          --        (250)
                                            -------     -------     -------
Balances at December 31 ................    268,089     230,058     202,544
                                            =======     =======     =======

      Provisions include amounts related to the current year of approximately $94,578,000, $75,626,000 and $51,085,000 for 2003, 2002 and 2001, respectively.
Payments related to the current year, including escrow and other loss payments, were approximately $16,484,000, $10,688,000 and $11,817,000 in 2003, 2002 and
2001, respectively.

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

      Class B Common Stock may, at any time, be converted by its shareholders into Common Stock on a share-for-share basis, but all of the holders of Class B Common Stock have agreed among themselves not to convert their stock. The agreement may be extended or terminated by them at any time. Such conversion is mandatory on any transfer to a person not a lineal descendant (or spouse, trustee, etc. of such descendant) of William H. Stewart.

      At December 31, 2003 and 2002, there were 145,820 shares of Common Stock held by a subsidiary of the Company. These shares are considered retired but may be issued from time to time in lieu of new shares.

NOTE 12

CHANGES IN STOCKHOLDERS' EQUITY.

                                                  COMMON
                                                AND CLASS B   ADDITIONAL                    OTHER
                                                  COMMON       PAID-IN     COMPREHENSIVE   TREASURY
                                                   STOCK       CAPITAL        EARNINGS      STOCK
                                                -----------   ----------   -------------   --------
                                                                   ($000 Omitted)
Balances at December 31, 2000 ...............        15,168       69,375           1,998     (1,512)
    Stock offering ..........................         2,500       42,009              --         --
    Acquisitions ............................           198        3,022              --         --
    Stock bonuses and other .................            25          474              --         --
    Exercise of stock options ...............            27          310              --         --
    Tax benefit of stock options exercised ..            --           49              --         --
    Unrealized investment gains .............            --           --           2,135         --
    Realized gain reclassification ..........            --           --            (180)        --
    Foreign currency translation ............            --           --             196         --
                                                -----------   ----------   -------------   --------
Balances at December 31, 2001 ...............        17,918      115,239           4,149     (1,512)
    Stock bonuses and other .................            44          747              --         --
    Exercise of stock options ...............            95          372              --         --
    Tax benefit of stock options exercised ..            --          512              --         --
    Unrealized investment gains .............            --           --           7,205         --
    Realized gain reclassification ..........            --           --          (2,009)        --
    Foreign currency translation ............            --           --              (1)        --
    Common stock repurchased ................            --           --              --     (2,220)
    Common stock forfeited ..................            --           --              --       (173)
                                                -----------   ----------   -------------   --------
Balances at December 31, 2002 ...............        18,057      116,870           9,344     (3,905)
    Stock bonuses and other .................            43        1,053              --         --
    Exercise of stock options ...............           252        3,626              --         --
    Tax benefit of stock options exercised ..            --        1,267              --         --
    Unrealized investment gains .............            --           --           3,446         --
    Realized gain reclassification ..........            --           --            (399)        --
    Foreign currency translation ............            --           --           2,628         --
                                                -----------   ----------   -------------   --------
BALANCES AT DECEMBER 31, 2003 ...............        18,352      122,816          15,019     (3,905)
                                                ===========   ==========   =============   ========

      In August 2001 the Company issued 2,500,000 shares of Common Stock in an offering at a price of $19 per share.

NOTE 13

STOCK OPTIONS. A summary of the status of the Company's fixed stock option plans for the three years follows:

                                                        Exercise
                                            Shares     prices (1)
                                           --------    ----------
                                                           ($)
December 31, 2000 ......................    470,200         12.83
    Granted ............................     84,100         19.37
    Exercised ..........................    (27,100)        12.43
    Forfeited ..........................    (11,000)        18.81
                                           --------    ----------

December 31, 2001 ......................    516,200         13.79
    Granted ............................     86,100         19.02
    Exercised ..........................    (94,800)         4.98
    Forfeited ..........................     (2,800)        20.22
                                           --------    ----------

December 31, 2002 ......................    504,700         16.31
   Granted .............................     89,700         23.16
   Exercised ...........................   (251,422)        15.42
   Forfeited ...........................         --            --
                                           --------    ----------

DECEMBER 31, 2003 ......................    342,978         18.75
                                           ========    ==========

(1) Weighted average

      At December 31, 2003, 2002 and 2001 there were 342,978, 504,700 and
516,200 options, respectively, exercisable. The weighted average fair values of options granted during the years 2003, 2002 and 2001 were $12.31, $11.01 and $11.53, respectively.

      The following summarizes information about fixed stock options outstanding and exercisable at December 31, 2003:

                                                          Range of exercise prices ($)
                                                      9.75 to      19.10 to
                                                       18.94        26.87        Total
                                                     ----------   ----------   ----------
Shares ...........................................      119,978      223,000      342,978
Remaining contractual life - years (1) ...........          5.1          7.9          6.9
Exercise price ($)(1) ............................        14.75        20.90        18.75
                                                     ==========   ==========   ==========

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

      In calculating the effect of the options and determining diluted earnings per share, the average number of shares used in calculating basic earnings per share was increased by 118,000 in 2003, 90,000 in 2002 and 153,000 in 2001.

NOTE 15

REINSURANCE. As is the industry practice, the Company cedes risks to other title insurance underwriters and reinsurers. However, the Company remains liable if the reinsurer should fail to meet its obligations. The Company also assumes risks from other underwriters. Payments and recoveries on reinsured losses were insignificant during the three years ended December 31, 2003. The total amount of premiums for assumed and ceded risks was less than one percent of title revenues in each of the last three years.

NOTE 16

LEASES. The Company's expense for leased office space was $46,511,000 in 2003, $40,663,000 in 2002 and $37,181,000 in 2001. These are noncancelable, operating leases expiring over the next 13 years. The future minimum lease payments are summarized as follows (stated in thousands of dollars):

 2004................................................     39,152
 2005................................................     30,098
 2006................................................     23,390
 2007................................................     17,821
 2008................................................     13,912
 2009 and after......................................     51,317
                                                         -------
                                                         175,690
                                                         =======

NOTE 17

CONTINGENT LIABILITIES AND COMMITMENTS. The Company is contingently liable for disbursements of escrow funds held by agencies in certain cases where specific insured closing guarantees have been issued.

      The Company routinely holds funds in segregated escrow accounts pending the closing of real estate transactions. These accounts are not included in the consolidated balance sheets. This resulted in a contingent liability to the Company of approximately $929,983,000 at December 31, 2003.

      The Company is a qualified intermediary in tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code. The Company holds the proceeds from transactions until a qualifying exchange can occur. This resulted in a contingent liability to the Company of approximately $497,722,000 at December 31, 2003.

      At December 31, 2003 the Company was contingently liable for guarantees of indebtedness owed primarily to banks and others by unconsolidated equity investees and other third parties. The guarantees relate primarily to business expansion and generally expire no later than 2010. The maximum potential future payments on the guarantees amount to $1,691,000 for equity investees and $9,585,000 for other third parties. Management believes that the related underlying assets and the collateral available, primarily title plants and the corporate stock, would enable the Company to recover the amounts paid under the guarantees. The Company believes no provision for losses is needed because no loss is expected on these guarantees.

      In the ordinary course of business the Company guarantees the third party indebtedness of its consolidated subsidiaries. At December 31, 2003 the maximum potential future payments on the guarantees is not more than the notes payable recorded on the consolidated balance sheets.

      In the normal conduct of its business, the Company is subject to lawsuits, regulatory investigations and other legal proceedings that may involve substantial amounts. Such matters are not predictable with complete assurance. The Company believes the probable resolution of such contingencies will not materially affect the consolidated financial condition of the Company.

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

      The REI segment primarily provides services related to real estate transactions using electronic delivery. These services include title reports, flood determinations, credit reports, property appraisals, document preparation, property reports and background checks. This segment also provides post-closing services to lenders. In addition, the REI segment provides services related to
Section 1031 tax-deferred exchanges, mapping, and construction and maintenance of title plants for county clerks, tax assessors and title agencies.

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

                                                   Title        REI        Total
                                                 ---------   ---------   ---------
                                                           ($000 Omitted)
 2003:
     Revenues ................................   2,164,596      78,666   2,243,262
     Intersegment revenues ...................       1,843       3,752       5,595
     Depreciation and amortization ...........      21,535       3,705      25,240
     Pretax earnings .........................     187,377      12,126     199,503
     Identifiable assets .....................     988,384      43,483   1,031,867

 2002:
     Revenues ................................   1,708,597      71,119   1,779,716
     Intersegment revenues ...................       2,063       1,398       3,461
     Depreciation and amortization ...........      18,545       2,838      21,383
     Pretax earnings .........................     145,059       8,801     153,860
     Identifiable assets .....................     799,567      44,419     843,986

 2001:
     Revenues ................................   1,207,764      63,821   1,271,585
     Intersegment revenues ...................       2,023       3,787       5,810
     Depreciation and amortization ...........      18,389       4,259      22,648
     Pretax earnings .........................      75,294       5,286      80,580
                                                 =========   =========   =========

NOTE 19

QUARTERLY FINANCIAL INFORMATION (UNAUDITED).

                                                 Mar 31    June 30   Sept 30   Dec 31
                                                 -------   -------   -------   -------
                                                   ($000 Omitted, except per share)
 Revenues:
     2003 ....................................   440,924   558,075   629,388   614,875
     2002 ....................................   347,974   407,128   473,345   551,269

 Net earnings:
     2003 ....................................    19,875    41,030    42,068    20,782
     2002 ....................................    11,344    17,711    21,597    43,828

 Earnings per share - diluted:
     2003 ....................................      1.11      2.28      2.34      1.15
     2002 ....................................       .63       .99      1.22      2.46
                                                 =======   =======   =======   =======

      Computations of per share amounts for quarters are made independently. Therefore, the sum of per share amounts above may not agree with per share amounts for the year as a whole.

STEWART TITLE GUARANTY COMPANY
STEWART TITLE INSURANCE COMPANY
Principal Underwriters of Stewart Information Services Corporation

UNCONSOLIDATED STATUTORY BALANCE SHEETS (UNAUDITED)
From statutory Annual Statements as filed


                                                                                    Stewart Title                  Stewart Title
December 31, 2003                                                                  Guaranty Company               Insurance Company
--------------------------------------------------------------------------------   ----------------               -----------------
                                                                                                  ($000 Omitted)
Admitted assets
    Bonds ......................................................................        342,129                          40,317
    Stocks - investments in affiliates .........................................        313,100                              --
    Stocks - other .............................................................         16,274                              --
    Cash and short-term investments ............................................         64,819                           5,948
    Title plants ...............................................................          3,734                              67
    Title insurance premiums and fees receivable ...............................         27,670                           1,627
    Other ......................................................................         24,178                           1,682
                                                                                        -------                          ------
                                                                                        791,904                          49,641
                                                                                        =======                          ======

Liabilities, surplus and other funds
    Reserve for title losses ...................................................         41,541                           9,490
    Statutory premium reserve ..................................................        333,098                          15,957
    Other ......................................................................         42,469                           8,201
                                                                                        -------                          ------
                                                                                        417,108                          33,648

Surplus as regards policyholders (Note) ........................................        374,796                          15,993
                                                                                        -------                          ------
                                                                                        791,904                          49,641
                                                                                        =======                          ======

Consolidated stockholder's equity (unaudited), based on accounting principles generally accepted in the United States of America (GAAP), for Stewart Title
Guaranty Company at December 31, 2003 (000 omitted) ............................                      $ 542,541
                                                                                                      =========

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

                                                                      SCHEDULE I

                    STEWART INFORMATION SERVICES CORPORATION
                                (PARENT COMPANY)

                   EARNINGS AND RETAINED EARNINGS INFORMATION

                                                                    Years Ended December 31,
                                                                ---------------------------------
                                                                  2003        2002        2001
                                                                ---------   ---------   ---------
                                                                        (In thousands)
REVENUES
   Investment income ........................................   $     245   $     532   $     471
   Other income .............................................          36         418          80
                                                                ---------   ---------   ---------
                                                                      281         950         551

EXPENSES
   Employee costs ...........................................         846         284         220
   Other operating expenses .................................       3,971       3,531       2,913
   Depreciation .............................................         243          70          39
                                                                ---------   ---------   ---------
                                                                    5,060       3,885       3,172

Loss before taxes and earnings from equity investees ........      (4,779)     (2,935)     (2,621)
Income tax benefit ..........................................       1,012         772         678
Earnings from equity investees ..............................     127,522      96,643      50,629
                                                                ---------   ---------   ---------

NET EARNINGS.................................................     123,755      94,480      48,686

Retained earnings at beginning of year ......................     353,226     258,746     210,060
Cash dividends on Common Stock ($.46 per share in 2003) .....      (7,874)         --          --
                                                                ---------   ---------   ---------

Retained earnings at end of year ............................   $ 469,107   $ 353,226   $ 258,746
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

                                                                      SCHEDULE I
                                                                     (CONTINUED)

                    STEWART INFORMATION SERVICES CORPORATION
                                (PARENT COMPANY)

                            BALANCE SHEET INFORMATION

                                                                                          December 31,
                                                                                     ----------------------
                                                                                       2003         2002
                                                                                     ---------    ---------
                                                                                         (In thousands)
ASSETS

   Cash and cash equivalents ......................................................      3,145    $     933

   Short-term investments .........................................................        100          200
   Investments in debt securities, at market ......................................     22,018        9,756

   Receivables:
     Notes, including $16,399 and $23,399 from affiliate ..........................     16,663       23,595
     Other, including $12,526 and $554 from affiliates ............................     13,154          631
     Less allowance for uncollectible amounts .....................................        (71)         (20)
                                                                                     ---------    ---------
                                                                                        29,746       24,206

   Land ...........................................................................      2,857        2,857
   Buildings ......................................................................        455          455
   Furniture and equipment, at cost ...............................................      3,031        1,149
   Less accumulated depreciation ..................................................       (421)        (205)
                                                                                     ---------    ---------
                                                                                         5,922        4,256

   Title plants, at cost ..........................................................         48           48
   Investments in investees, on an equity basis ...................................    559,765      451,380
   Other assets ...................................................................      7,686        4,577
                                                                                     ---------    ---------
                                                                                     $ 628,430    $ 495,356
                                                                                     =========    =========
LIABILITIES
     Notes payable ................................................................  $     196    $     265
     Accounts payable and accrued liabilities .....................................      6,845        1,499

Contingent liabilities and commitments

STOCKHOLDERS' EQUITY
   Common - $1 par, authorized 30,000,000, issued and outstanding 16,976,010
      and 16,681,212 ..............................................................     17,302       17,007
   Class B Common - $1 par, authorized 1,500,000, issued and outstanding 1,050,012.      1,050        1,050
   Additional paid-in capital .....................................................    122,816      116,870
   Retained earnings(1) ...........................................................    469,107      353,226
   Accumulated other comprehensive earnings:
       Unrealized investment gains ................................................     12,086        9,039
       Foreign currency translations adjustments ..................................      2,933          305
   Treasury stock - 325,669 Common shares, at cost ................................     (3,905)      (3,905)
                                                                                     ---------    ---------
          Total stockholders' equity ..............................................    621,389      493,592
                                                                                     ---------    ---------
                                                                                     $ 628,430    $ 495,356
                                                                                     =========    =========

(1) Includes undistributed earnings of subsidiaries of $480,726 in 2003 and $361,077 in 2002.

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

                                                                      SCHEDULE I
                                                                     (CONTINUED)

                    STEWART INFORMATION SERVICES CORPORATION
                                (PARENT COMPANY)

                              CASH FLOW INFORMATION

                                                                  Years Ended December 31,
                                                             -----------------------------------
                                                               2003         2002         2001
                                                             ---------    ---------    ---------
                                                                       (In thousands)
CASH USED BY OPERATING ACTIVITIES (NOTE) .................   $  (3,205)   $  (1,685)   $    (279)

Investing activities:
   Proceeds from investments matured and sold ............      15,951       19,799        3,484
   Purchases of investments ..............................     (28,205)     (11,686)     (16,902)
   Purchases of property and equipment - net .............      (1,882)      (4,209)         (70)
   Increases in notes receivables ........................        (100)         (93)     (29,603)
   Collections on notes receivables ......................       7,032        9,529        1,440
   Dividends received from subsidiary ....................      22,290           90        1,390
   Cash paid for acquisitions of subsidiaries - net ......      (5,604)     (11,382)      (4,067)
                                                             ---------    ---------    ---------
CASH PROVIDED (USED) BY INVESTING ACTIVITIES .............       9,482        2,048      (44,328)
                                                             ---------    ---------    ---------

Financing activities:
   Dividends paid ........................................      (7,874)          --           --
   Proceeds from exercise of stock options ...............       3,878          467          337
   Proceeds from stock offering - net ....................          --           --       44,509
   Payments on notes payable .............................         (69)         (64)        (448)
                                                             ---------    ---------    ---------
CASH (USED) PROVIDED BY FINANCING ACTIVITIES .............      (4,065)         403       44,398
                                                             ---------    ---------    ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .........   $   2,212    $     766    $    (209)
                                                             =========    =========    =========

Note: Reconciliation of net earnings to the above amounts
   Net earnings ..........................................   $ 123,755    $  94,480    $  48,686
   Add (deduct):
      Depreciation and amortization ......................         243           70           39
      (Increase) decrease in receivables - net ...........     (12,523)           2        1,606
      Increase (decrease) in payables and accrued
        liabilities - net ................................       5,345         (705)          36
      Net earnings from equity investees .................    (127,522)     (96,643)     (50,629)
      Provision for deferred income taxes ................       1,403         (281)         170
      Other - net ........................................       6,094        1,392         (187)
                                                             ---------    ---------    ---------
   Cash used by operating activities .....................   $  (3,205)   $  (1,685)   $    (279)
                                                             =========    =========    =========

Supplemental information:
     Income taxes paid ...................................          --           --           --
     Interest paid .......................................          --           --           --

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

      Certain amounts in the 2001 Parent Company financial statements have been reclassified for comparative purposes. Net earnings, as previously reported, was not affected.

      Dividends received from subsidiaries for 2003, 2002 and 2001 were $33,790,000, $90,000 and $1,390,000, respectively.

                                                                     SCHEDULE II

            STEWART INFORMATION SERVICES CORPORATION AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

                                DECEMBER 31, 2003

                                                                   Col. C
              Col. A                        Col. B               Additions                Col. D           Col. E
--------------------------------------   -------------   ------------   -----------    ------------    -------------
                                            Balance        Charged      Charged to
                                              at             to           other                           Balance
                                           beginning      costs and      accounts       Deductions        at end
            Description                    of period      expenses      (described)    (described)       of period
--------------------------------------   -------------   ------------   -----------    ------------    -------------
Stewart Information Services
   Corporation and subsidiaries:

Year ended December 31, 2001:
   Estimated title losses.............   $ 190,298,141   $ 51,453,895   $   763,000(C) $ 39,970,656(A) $ 202,544,380
   Allowance for uncollectible
      amounts.........................       5,126,818      1,600,000            --       2,062,348(B)     4,664,470

Year ended December 31, 2002:
   Estimated title losses.............     202,544,380     75,920,324        35,000(C)   48,442,030(A)   230,057,674
   Allowance for uncollectible
      amounts.........................       4,664,470      2,223,000            --       1,579,908(B)     5,307,562

Year ended December 31, 2003:
   Estimated title losses.............     230,057,674     94,826,566     1,182,000(C)   57,977,311(A)   268,088,929
   Allowance for uncollectible
      amounts.........................       5,307,562      2,522,000            --       1,569,738(B)     6,259,824

Stewart Information Services
   Corporation - Parent:

Year ended December 31, 2001:
   Allowance for uncollectible amounts   $      20,000             --            --              --    $      20,000

Year ended December 31, 2002:
   Allowance for uncollectible amounts          20,000             --            --    $        294(B)        19,706

Year ended December 31, 2003:
   Allowance for uncollectible amounts          19,706   $     53,415            --           1,975(B)        71,146

(A) Represents primarily payments of policy and escrow losses and loss adjustment expenses during the year.

(B)   Represents uncollectible accounts written off.

(C)   Represents estimated title loss reserve balances acquired.

                                INDEX TO EXHIBITS

Exhibit
-------
  3.1     -   Certificate of Incorporation of the Registrant, as amended March
              19, 2001 (incorporated by reference in this report from Exhibit
              3.1 of the Annual Report on Form 10-K for the fiscal year ended
              December 31, 2000)

  3.2     -   By-Laws of the Registrant, as amended March 13, 2000 (incorporated by reference in this report from Exhibit 3.2 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

   4.     -   Rights of Common and Class B Common Stockholders (incorporated by reference to Exhibits 3.1 and 3.2 hereto)

 10.1     -   Summary of agreements as to payment of bonuses to certain
              executive officers

 10.2     -   Deferred Compensation Agreements dated March 10, 1986, amended
              July 24, 1990 and October 30, 1992, between the Registrant and certain executive officers (incorporated by reference in this report from Exhibit 10.2 of the Annual Report on Form 10-K for the fiscal year ended December 31, 1997)

 10.3     -   Stewart Information Services Corporation 1999 Stock Option Plan
              (incorporated by reference in this report from Exhibit 10.3 of the
              Annual Report on Form 10-K for the fiscal year ended December 31,
              1999)

 10.4     -   Stewart Information Services Corporation 2002 Stock Option Plan
              for Region Managers (incorporated by reference in this report from
              Exhibit 10.4 of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2002)

  21.     -   Subsidiaries of the Registrant

  23.     -   Consent of Independent Certified Public Accountant, including consent to incorporation by reference of their reports into previously filed Securities Act registration statements

 31.1     -   Certification of Co-Chief Executive Officer pursuant to Section
              302 of the Sarbanes-Oxley Act of 2002

 31.2     -   Certification of Co-Chief Executive Officer pursuant to Section
              302 of the Sarbanes-Oxley Act of 2002

 31.3     -   Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

 32.1     -   Certification of Co-Chief Executive Officer pursuant to Section
              906 of the Sarbanes-Oxley Act of 2002

 32.2     -   Certification of Co-Chief Executive Officer pursuant to Section
              906 of the Sarbanes-Oxley Act of 2002

 32.3     -   Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002