Form 10-Q
period 2004-03-31
STEWART INFORMATION SERVICES CORP
filed 2004-05-03
CIK 94344

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 29, 2004.

                              Common            17,050,124
                      Class B Common             1,050,012

                                    FORM 10-Q
                                QUARTERLY REPORT
                          Quarter Ended March 31, 2004





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

                    STEWART INFORMATION SERVICES CORPORATION

    CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE EARNINGS
                             FOR THE QUARTERS ENDED
                             MARCH 31, 2004 and 2003



                                                          THREE MONTHS ENDED
                                                     ---------------------------
                                                      MAR 31             MAR 31
                                                       2004               2003
                                                     --------           --------
                                                            ($000 Omitted)
Revenues
    Title insurance:
         Direct operations                            182,534            191,730
         Agency operations                            257,887            225,565

    Real estate information services                   17,615             19,050
    Investment income                                   5,152              4,783
    Investment gains (losses) - net                     1,704               (204)
                                                     --------           --------
                                                      464,892            440,924

Expenses
    Amounts retained by agencies                      210,052            184,749
    Employee costs                                    134,350            132,002
    Other operating expenses                           73,981             66,848
    Title losses and related claims                    19,280             17,956
    Depreciation                                        6,976              5,909
    Interest                                              218                215
    Minority interests                                  2,148              2,338
                                                     --------           --------
                                                      447,005            410,017
                                                     --------           --------

Earnings before taxes                                  17,887             30,907
Income taxes                                           (6,747)           (11,032)
                                                     --------           --------

Net earnings                                           11,140             19,875
                                                     ========           ========



Average number of shares outstanding -
    assuming dilution (000 omitted)                    18,181             17,831

Earnings per share - basic                               0.62               1.12

Earnings per share - diluted                             0.61               1.11
                                                     ========           ========
Comprehensive earnings:
Net earnings                                           11,140             19,875
Changes in other comprehensive earnings,
net of taxes of $901 and $470, respectively             1,673                872
                                                     --------           --------
Comprehensive earnings                                 12,813             20,747
                                                     ========           ========


See notes to condensed consolidated financial statements.

                    STEWART INFORMATION SERVICES CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2004 AND DECEMBER 31, 2003





                                                          MAR 31        DEC 31
                                                           2004          2003
                                                       ----------    ----------
                                                             ($000 Omitted)
Assets
    Cash and cash equivalents                             101,401       114,202
    Short-term investments                                146,756       153,322
    Investments - statutory reserve funds                 387,692       375,421
    Investments - other                                    63,109        59,035
    Receivables                                            66,202        79,025
    Property and equipment                                 77,867        74,174
    Title plants                                           45,473        43,216
    Goodwill                                               97,655        79,084
    Other                                                  58,839        54,388
                                                       ----------    ----------
                                                        1,044,994     1,031,867
                                                       ==========    ==========

Liabilities
    Notes payable                                          28,738        24,583
    Accounts payable and accrued liabilities               68,468        82,147
    Estimated title losses                                274,429       268,089
    Deferred income taxes                                  24,185        22,440
    Minority interests                                     12,627        13,219

Contingent liabilities and commitments (Note 6)

Stockholders' equity
    Common and Class B Common Stock and
      additional paid-in capital                          143,514       141,168
    Retained earnings                                     480,246       469,107
    Accumulated other comprehensive earnings               16,692        15,019
    Treasury stock - 325,669 shares                        (3,905)       (3,905)
                                                       ----------   -----------
      Total stockholders' equity (18,100,136
           shares outstanding at March 31, 2004)          636,547       621,389
                                                       ----------   -----------
                                                        1,044,994     1,031,867
                                                       ==========   ===========

See notes to condensed consolidated financial statements.

                    STEWART INFORMATION SERVICES CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

                                                                                  THREE MONTHS ENDED
                                                                             ---------------------------
                                                                              MAR 31             MAR 31
                                                                               2004               2003
                                                                             --------           --------
                                                                                   ($000 Omitted)
    Cash provided by operating activities (Note)                               25,251             22,538

    Investing activities:
         Purchases of property and equipment and title plants - net            (5,604)            (8,650)
         Proceeds from investments matured and sold                           134,920             48,829
         Purchases of investments                                            (139,681)           (71,436)
         Increases in notes receivable                                         (1,612)              (333)
         Collections on notes receivable                                          534                446
         Cash paid for equity investees                                        (1,000)                --
         Cash paid for the acquisitions of subsidiaries
              - net (see below)                                               (27,067)            (9,517)
                                                                             --------           --------
    Cash used for investing activities                                        (39,510)           (40,661)

    Financing activities:
         Distribution to minority interests                                    (2,558)            (1,907)
         Proceeds from exercise of stock options                                  873                 --
         Proceeds of notes payable                                              6,739              5,885
         Payments on notes payable                                             (3,596)            (2,198)
                                                                             --------           --------
    Cash provided by financing activities                                       1,458              1,780
                                                                             --------           --------
    Decrease in cash and cash equivalents                                     (12,801)           (16,343)
                                                                             ========           ========

     NOTE:  Reconciliation of net earnings to the above amounts -

     Net earnings                                                              11,140             19,875
     Add (deduct):
           Depreciation and amortization                                        6,976              5,909
           Provision for title losses in excess of payments                     6,340              6,384
           Provision for uncollectible amounts - net                              169              1,195
           Decrease in accounts receivable - net                               13,913              6,985
           Decrease in accounts payable and accrued
              liabilities - net                                               (14,749)           (20,483)
           Minority interest expense                                            2,148              2,338
           Equity in net earnings of investees                                   (933)            (1,160)
           Dividends received from equity investees                               571              1,321
           Realized investment (gains) losses - net                            (1,704)               204
           Stock bonuses                                                        1,127                787
           Increase (decrease) in deferred taxes                                  678               (427)
           Decrease (increase) in other assets                                    778               (308)
          (Decrease) increase in foreign currency translation                    (574)                91
           Other - net                                                           (629)              (173)
                                                                             --------           --------

     Cash provided by operating activities                                     25,251             22,538
                                                                             ========           ========
Supplemental information:
     Net assets acquired
           Goodwill                                                            18,682              6,233
           Title plants                                                         1,578              1,000
           Other                                                                9,246              4,902
     Liabilities assumed                                                       (2,439)            (2,618)
                                                                             --------           --------
     Cash paid for the acquisitions of subsidiaries - net                      27,067              9,517
                                                                             ========           ========

See notes to condensed consolidated financial statements.

                    STEWART INFORMATION SERVICES CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1: Interim Financial Statements

The financial information contained in this report for the three month periods ended March 31, 2004 and 2003, and as of March 31, 2004, is unaudited. In the opinion of our management, all adjustments necessary for a fair presentation of this information for all unaudited periods, consisting only of normal recurring accruals, have been made. The results of operations for the interim periods are not necessarily indicative of results for a full year. This report should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

Certain amounts in the 2003 condensed consolidated financial statements have been reclassified for comparative purposes. Net earnings, as previously reported, were not affected.


Note 2: Stock-based Compensation

The Company has two fixed stock-based employee compensation plans. The Company accounts for the plans under the intrinsic value method. Accordingly, no stock-based employee compensation cost is reflected in net earnings, as all options granted under the plans had an exercise price equal to the market value of the underlying Common Stock on the date of grant.

The Company applies APB No. 25 and related Interpretations in accounting for its plans. Under SFAS No. 123, compensation cost would be recognized for the fair value of the employees' purchase rights, which is estimated using the Black-Scholes model. The Company assumed a dividend yield of 1% and 0%, an expected life of ten years for each option, expected volatility of 34.8% and 37.2% and a risk-free interest rate of 4.0% and 4.3% for the two quarters ended March 31, 2004 and 2003, respectively.

Had compensation cost for the Company's plans been determined consistent with SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                      THREE MONTHS ENDED
                                                 -----------------------------
                                                   MAR 31              MAR 31
                                                    2004                2003
                                                 ---------           ---------
                                                     ($000 Omitted, except
                                                      per share amounts)
Net earnings:
-------------
As reported                                         11,140              19,875
Stock-based employee compensation
     determined under fair value method               (932)               (529)
                                                 ---------           ---------
Pro forma                                           10,208              19,346

Earnings per share:
-------------------
Net earnings - basic                                  0.62                1.12
Pro forma - basic                                     0.56                1.09
Net earnings - diluted                                0.61                1.11
Pro forma - diluted                                   0.56                1.08

Note 3: Segment Information

Our two reportable segments are title and real estate information. Selected financial information related to these segments follows:


                                                  Real estate
                                    Title         information          Total
                                    -----         -----------          -----
                                                 ($000 Omitted)
Revenues:
---------
Three months ended
     March 31, 2004                447,277          17,615            464,892
     March 31, 2003                421,874          19,050            440,924

Pretax earnings:
----------------
Three months ended
     March 31, 2004                 16,653           1,234             17,887
     March 31, 2003                 27,942           2,965             30,907

Identifiable assets:
--------------------
     March 31, 2004                999,043          45,951          1,044,994
     December 31, 2003             988,384          43,483          1,031,867

Intersegment revenues are insignificant and have been eliminated above.


Note 4: Earnings Per Share

Our basic earnings per share figures were calculated by dividing net earnings by the weighted average number of shares of Common Stock and Class B Common Stock outstanding during the reporting period. The only potentially dilutive effect on earnings per share relates to our stock option plans.

In calculating the effect of the options and determining a figure for diluted earnings per share, the average number of shares used in calculating basic earnings per share was increased by 111,000 and 88,000 for the three month periods ended March 31, 2004 and 2003, respectively. At March 31, 2004, 66,500 options were considered antidilutive.


Note 5: Equity in Investees

The amount of earnings from equity investments was $0.9 million and $1.2 million for the three months ended March 31, 2004 and 2003, respectively. These amounts are included in "title insurance revenues - direct operations" in the condensed consolidated statements of earnings and comprehensive earnings.


Note 6: Contingent Liabilities and Commitments

On March 31, 2004, the Company was contingently liable for guarantees of indebtedness owed primarily to banks and others by unconsolidated equity investees and other third parties. The guarantees relate primarily to business expansion and generally expire no later than December 15, 2006. The maximum potential future payments on the guarantees amount to $1,691,000 for equity investees and $8,465,000 for other third parties. Management believes that the related underlying assets and the collateral available, primarily title plants and the guarantees of corporate stock, would enable the Company to recover the amounts paid under the guarantees. The Company believes no provision for losses is needed because no loss is expected on these guarantees. The Company's accrued liability balance relating to the non-contingent value of third-party guarantees amounts to $156,000 at March 31, 2004.

In the ordinary course of business, the Company guarantees the third party indebtedness of its consolidated subsidiaries. On March 31, 2004, the maximum potential future payments on the guarantees is not more than the notes payable recorded on the condensed consolidated balance sheets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT OVERVIEW. We reported net earnings of $11.1 million for the three months ended March 31, 2004, compared with net earnings of $19.9 million for the first quarter of 2003. On a diluted per share basis, net earnings were $0.61 for the first quarter of 2004, compared with net earnings of $1.11 for the first quarter of 2003.

      A decline in refinancing transactions began in the third quarter of 2003 when mortgage interest rates increased. Rates are currently at a level comparable to a year ago.

      Total revenues increased 5.4% in the first quarter of this year because of increased premiums from agencies, home prices and commercial business. Revenues from direct operations decreased 4.8% in the first quarter of this year compared with the first quarter of 2003 primarily due to a decline in refinancing transactions. Pretax profits declined 42.1% in the first quarter of 2004 over the same quarter a year ago due to a higher complement of lower margin agency business compared with direct operations. In addition, opening new offices and occupancy costs contributed to lower margins.

      Although interest rates have been more favorable than we anticipated for the first quarter of 2004, strong job growth should see rates increase. While that will reduce refinancings in the near term, it supports continued health and growth in residential and commercial markets.

CRITICAL ACCOUNTING ESTIMATES. Actual results can differ from the estimates we report. However, we believe there is no material risk of a change in our accounting estimates that is likely to have a material impact on our reported financial condition and operating performance for the three months ended March 31, 2004.

      Our most critical accounting estimate is providing title loss reserves. Estimating future policy loss payments is difficult because claims, by their nature, are complex and paid over long periods of time. We base our estimates on reported claims, historical loss experience and industry averages. Independent actuaries have reviewed and found our reserves to be adequate at each year end.

      Based on events that may indicate impairment of title plants and other long-lived assets, and our annual evaluation of goodwill, we estimate and expense any loss in value to our current operations. There were no amounts expensed in the three months ended March 31, 2004. We use independent appraisers to assist us in determining the fair value of our reportable units in assessing whether an impairment in goodwill exists.

      We report premium revenues from agencies primarily when policies are reported to us. We also accrue for unreported policies where reasonable estimates can be made. We consider historical reporting patterns, current trends in interest rates and other factors and known information about the agencies. In this accrual, we are not estimating future transactions. We are estimating policies that have already been issued but not yet received by us.

RESPA. In late December 2003, the Department of Housing and Urban Development
(HUD) issued its proposed final rule concerning reforms to RESPA. The rule was withdrawn in March 2004. In our view, the proposed rule would have likely increased prices to the consumer.

WHAT WE DO. Our primary business is title insurance and settlement-related services. We close transactions and issue policies on homes, commercial properties and other real property located in all 50 states, the District of Columbia and several foreign countries through more than 7,400 issuing locations, including both direct operations and agencies. We also sell electronically delivered real estate services and information, as well as mapping products and geographic information systems, to domestic and foreign governments and private entities. Our current levels of non-USA operations are immaterial with respect to our consolidated financial results.

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

      -     rising home prices;

      -     higher premium rates;

      -     increased market share;

      -     opening of new offices and acquisitions; and

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


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2004 COMPARED WITH THREE MONTHS ENDED MARCH 31,
2003

OPERATING ENVIRONMENT. According to published industry data, interest rates for 30-year fixed-rate mortgages, excluding points, for the three months ended March 31, 2004, averaged 5.6% as compared with 5.8% for the same period in 2003. Interest rates increased significantly in the third quarter of 2003 but have trended slightly downward over the last six months. The rate at the end of March 2004 was 5.4%.

      Real estate activity was weaker in the first quarter of 2004 as compared with the first quarter of 2003. Refinancing transactions, in particular, declined nationwide in the first quarter of 2004. The ratio of refinancings to total loan applications was 59.0% for the first quarter of 2004 compared with 77.0% for the same period in 2003. Refinancings usually have lower title insurance premium rates than real property sales. Existing home sales increased 6.4% in the first three months of 2004 over the same period in 2003.

      Our order levels began to decline in the third quarter of 2003, largely as a result of an increase in interest rates, and remained below prior year levels during the first quarter of 2004. Rates declined slightly in the first quarter of 2004. Most industry experts project interest rates to continue at current levels or move slightly higher. Due to the large number of refinancings completed in 2003, significantly fewer refinancing transactions are being forecast for 2004.

      TITLE REVENUES. Our revenues from direct operations decreased 4.8% in the first quarter of 2004 as compared with the first quarter of 2003. The number of direct closings we handled decreased 24.0% in the first quarter of 2004 compared with the same period in 2003. The decrease in the number of direct closings we handled is partially offset by the average revenue per closing. The average revenue per closing increased 27.0% in the first quarter of 2004 due to a lower ratio of refinancings closed by our direct operations compared with the first quarter of 2003. Title insurance premiums on refinancings are typically less than on real property sales. The average revenue per closing increase was also due to increased commercial transactions and home prices.

      The largest revenue decreases in the first quarter of 2004 were primarily in Colorado and Illinois. Direct closings relate only to files closed by our underwriters and subsidiaries and do not include closings by independent agencies.

      Premium revenues from agencies increased 14.3% to $257.9 million in the first quarter of 2004 from $225.6 million in the first quarter of 2003. An increased number of agents contributed to the increase in 2004. The largest revenue increases in 2004 were primarily in Virginia, Maryland, Florida and Texas.

      On April 27, 2004, the Texas Department of Insurance announced that title insurance rates will be reduced by 6.5% effective July 1, 2004.

REI REVENUES. Real estate information revenues were $17.6 million for the first quarter of 2004 and $19.1 million for the first quarter of 2003. The decrease in 2004 resulted primarily from providing a decreased number of product and service deliveries resulting from the lower volume of real estate transactions.

INVESTMENTS. Investment income increased 7.7% in the first quarter of 2004 compared with the first quarter of 2003 primarily because of increases in average balances invested, partially offset by lower yields. Certain investment gains and losses were realized as part of the ongoing management of the investment portfolio for the purpose of improving performance.

AGENCY RETENTION. The amounts retained by agencies, as a percentage of revenues from agency operations, were 81.5% and 81.9% in the first quarters of 2004 and 2003, respectively. Amounts retained by title agencies are based on agreements between agencies and our title underwriters. The percentage that amounts retained by agencies bears to agency revenues may vary from period to period because of the geographical mix of agency operations and the volume of title revenues.

EMPLOYEE COSTS. Employee costs for the combined business segments increased 1.8% in 2004. The numbers of persons we employed at March 31, 2004 and 2003 was approximately 8,300 and 8,100, respectively. The increase in staff in 2004 was primarily due to the acquisitions of new offices, offset slightly by decreased title volume. In our REI segment, employee costs decreased in 2004 primarily due to the decrease in REI volume.

OTHER OPERATING EXPENSES. Other operating expenses for the combined business segments increased 10.7% in the first quarter of 2004. The increase was primarily in new offices, premium taxes, rent and insurance. Other operating expenses also include outside search fees, business promotion, telephone, title plant expenses and supplies. Most of these operating expenses follow, to varying degrees, the changes in transaction volume and revenues.

TITLE LOSSES. Provisions for title losses, as a percentage of title operating revenues, were 4.4% in the first quarter of 2004, compared with 4.3% in the first quarter of 2003.

INCOME TAXES. The provisions for federal, state and foreign income taxes represented effective tax rates of 37.7% and 35.7% in the first quarters of 2004 and 2003, respectively. The effective tax rate for the first quarter of 2003 includes a reduction for foreign taxes that amounts to 2.4%. The annual effective tax rate for 2003 was 38.0%.

LIQUIDITY AND CAPITAL RESOURCES. Acquisitions during the first quarters of 2004 and 2003 resulted in additions to goodwill, excluding reallocations, of $18.7 million and $6.2 million, respectively.

      Cash provided by operations was $25.3 million and $22.5 million in the first quarter of 2004 and 2003, respectively. Cash flow from operations has been the primary source of financing for additions to property and equipment, expanding operations, dividends to shareholders and other requirements. This source may be supplemented by bank borrowings. We do not have any material source of liquidity or financing that involves off-balance sheet arrangements.

      The most significant non-operating sources of cash were from proceeds of investments matured and sold in the amount of $134.9 million and $48.8 million in the first quarters of 2004 and 2003, respectively. We used cash for the purchases of investments in the amounts of $140.0 and $71.4 in the first quarters of 2004 and 2003, respectively.

      A substantial majority of consolidated cash and investments was held by Stewart Title Guaranty Company (Guaranty) and its subsidiaries. Cash transfers between Guaranty and its subsidiaries and the Company are subject to certain legal restrictions. See Notes 2 and 3 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003.

      Our liquidity, excluding Guaranty and its subsidiaries, is comprised of cash and investments aggregating $23.6 million and short-term liabilities of $4.4 million at March 31, 2004. We know of no commitments or uncertainties that are likely to materially affect our ability to fund cash needs.

      We consider our capital resources to be adequate. Our capital resources are represented by a low debt-to-equity ratio, in which notes payable was $28.7 million and stockholders' equity was $636.5 million at March 31, 2004. We are not aware of any trends, either favorable or unfavorable, that would materially affect notes payable or stockholders' equity. We do not expect any material changes in the cost of such resources. Significant acquisitions in the future could materially affect the notes payable or stockholders' equity balances.

FORWARD-LOOKING STATEMENTS. All statements included in this report, other than statements of historical facts or statements addressing activities, events or developments that we expect or anticipate will or may occur in the future, are forward-looking statements. Such forward-looking statements are subject to risks and uncertainties including, among other things, changes in mortgage interest rates, employment levels, actions of competitors, changes in real estate markets, general economic conditions, legislation (primarily legislation related to title insurance) and other risks and uncertainties discussed in our filings with the Securities and Exchange Commission.


Item 3. Quantitative and Qualitative Disclosures about Market Risk

      There have been no material changes in our investment strategies, types of financial instruments held or the risks associated with such instruments which would materially alter the market risk disclosures made in our Annual Statement on Form 10-K for the year ended December 31, 2003.

Item 4. Controls and Procedures

      Our principal executive officers and our principal financial officer, based upon their evaluation of our disclosure controls and procedures conducted as of March 31, 2004, have concluded that those disclosure controls and procedures are effective.

      There have been no changes in our internal controls or in other factors known to us that could significantly affect these controls, nor were any corrective actions necessary with regard to significant deficiencies or material weaknesses.

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

Item 5. Other Information

      We paid regular quarterly cash dividends on our Common Stock from 1972 through 1999. During 1999, our Board of Directors approved a plan to repurchase up to 5% (680,000 shares) of our outstanding Common Stock. The Board also determined that our regular quarterly dividend should be discontinued in favor of returning those and additional funds to stockholders through the stock repurchase plan. Under this plan, we repurchased 116,900 shares of Common Stock during 2000 and none in 2001 and 2002. No cash dividends were paid during 2002 and 2001. Our Certificate of Incorporation provides that no cash dividends may be paid on the Class B Common Stock.

      In June 2003, the Board voted to recommence a dividend payout in response to favorable tax law changes. The Board of Directors of Stewart Information Services Corporation declared an annual cash dividend of $0.46 per share that was paid on December 19, 2003 to Common stockholders of record on December 5, 2003.

      We had a book value per share of $35.17 and $34.47 at March 31, 2004 and December 31, 2003, respectively. At March 31, 2004, this measure is based on approximately $636.5 million in stockholders' equity and 18.1 million shares outstanding. At December 31, 2003, this measure was based on approximately $621.4 million in stockholders' equity and 18.0 million shares outstanding.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

      Those exhibits required to be filed by Item 601 of Regulation S-K are listed in the Index to Exhibits immediately preceding the exhibits filed herewith and such listing is incorporated herein by reference.

(b) Reports on Form 8-K:

      During the quarterly period covered by this report, we filed a report on Form 8-K dated February 17, 2004, reporting financial results for the three months and year ended December 31, 2003.

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

May 3, 2004
----------------
    Date

                                        Stewart Information Services Corporation
                                   ---------------------------------------------
                                                                    (Registrant)


                               By:               /S/ MAX CRISP
                                   ---------------------------------------------
                                                                       Max Crisp
                                   (Executive Vice President and Chief Financial
                                      Officer, Secretary-Treasurer, Director and
                                                    Principal Financial Officer)

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

  4.     -  Rights of Common and Class B Common Stockholders

*10.1    -  Summary of agreements as to payment of bonuses to certain executive officers (incorporated by reference in this report from Exhibit 10.1 of Annual Report on Form 10-K for the fiscal year ended December 31,
            2002)

*10.2    -  Deferred Compensation Agreements dated March 10, 1986, amended July
            24, 1990 and October 30, 1992, between the Registrant and certain executive officers (incorporated by reference in this report from
            Exhibit 10.2 of Annual Report on Form 10-K for the fiscal year ended
            December 31, 1997)

*10.3    -  Stewart Information Services Corporation 1999 Stock Option Plan
            (incorporated by reference in this report from Exhibit 10.3 of
            Annual Report on Form 10-K for the fiscal year ended December 31,
            1999)

*10.4    -  Stewart Information Services Corporation 2002 Stock Option Plan for
            Region Managers (incorporated by reference in this report from
            Exhibit 10.4 of Quarterly Report on Form 10-Q for the quarter ended
            March 31, 2002)

 31.1    -  Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

 31.2    -  Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

 31.3    -  Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

 32.1    -  Certification of Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 32.2    -  Certification of Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 32.3    -  Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 99.1    -  Details of Investments at March 31, 2004 and December 31, 2003

*     A management compensation plan, contract or arrangement.