Form 10-Q
period 2004-06-30
STEWART INFORMATION SERVICES CORP
filed 2004-08-04
CIK 94344

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 2004.

                               Common            17,052,248
                       Class B Common             1,050,012

                                    FORM 10-Q
                                QUARTERLY REPORT
                           Quarter Ended June 30, 2004

                                TABLE OF CONTENTS

       Item No.                                                          Page
       --------                                                          ----
                              Part I - FINANCIAL INFORMATION

1.       Financial Statements                                              1

2.       Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               7

3.       Quantitative and Qualitative Disclosures about
         Market Risk                                                      11

4.       Controls and Procedures                                          11

                              Part II - OTHER INFORMATION

1.       Legal Proceedings                                                12

4.       Submission of Matters to a Vote of Security Holders              12

5.       Other Information                                                12

6.       Exhibits and Reports on Form 8-K                                 13

         Signature                                                        14

As used in this report, "we", "us", "our" and "Stewart" mean Stewart Information Services Corporation and our subsidiaries unless the context indicates otherwise.

                    STEWART INFORMATION SERVICES CORPORATION

    CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE EARNINGS
                      FOR THE QUARTERS AND SIX MONTHS ENDED
                             JUNE 30, 2004 and 2003

                                                     SECOND QUARTER                        SIX MONTHS
                                             -----------------------------      -------------------------------
                                              JUN 30               JUN 30        JUN 30                 JUN 30
                                               2004                 2003          2004                   2003
                                             ---------            --------      ---------               -------
                                                     ($000 Omitted)                      ($000 Omitted)
Revenues
 Title insurance:
   Direct operations                           241,578             240,145        424,112               431,875
   Agency operations                           300,595             292,019        558,482               517,584

 Real estate information services               17,711              20,834         35,326                39,884
 Investment income                               5,170               4,535         10,322                 9,318
 Investment gains - net                            402                 542          2,106                   338
                                             ---------            --------      ---------               -------
                                               565,456             558,075      1,030,348               998,999

Expenses
 Amounts retained by agencies                  245,403             239,035        455,455               423,784
 Employee costs                                152,453             147,178        286,803               279,180
 Other operating expenses                       81,747              72,599        155,728               139,447
 Title losses and related claims                25,807              22,711         45,087                40,667
 Depreciation and amortization                   8,282               6,168         15,258                12,077
 Interest                                          272                 146            490                   361
 Minority interests                              3,860               4,144          6,008                 6,482
                                             ---------            --------      ---------               -------
                                               517,824             491,981        964,829               901,998
                                             ---------            --------      ---------               -------

Earnings before taxes                           47,632              66,094         65,519                97,001
Income taxes                                    17,671              25,064         24,418                36,096
                                             ---------            --------      ---------               -------

Net earnings                                    29,961              41,030         41,101                60,905
                                             =========            ========      =========               =======

Average number of shares outstanding -
   assuming dilution (000 omitted)              18,192              17,951         18,187                17,895

Earnings per share - basic                        1.66                2.30           2.27                  3.42

Earnings per share - diluted                      1.65                2.29           2.26                  3.40
                                             =========            ========      =========               =======
Comprehensive earnings:
Net earnings                                    29,961              41,030         41,101                60,905
Changes in other comprehensive earnings,
net of taxes of $(5,409),$3,107,
$(4,509) and $3,576,respectively               (10,046)              5,770         (8,373)                6,642
                                             ---------            --------      ---------               -------
Comprehensive earnings                          19,915              46,800         32,728                67,547
                                             =========            ========      =========               =======

See notes to condensed consolidated financial statements.

                    STEWART INFORMATION SERVICES CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2004 AND DECEMBER 31, 2003

                                                                JUN 30        DEC 31
                                                                 2004          2003
                                                              ----------    ----------
                                                                   ($000 Omitted)
Assets
    Cash and cash equivalents                                    119,824       114,202
    Short-term investments                                       171,307       153,322
    Investments - statutory reserve funds                        375,379       375,421
    Investments - other                                           59,995        59,035
    Receivables                                                   69,625        79,025
    Property and equipment                                        78,363        74,174
    Title plants                                                  49,798        43,216
    Goodwill                                                     109,187        79,084
    Other assets                                                  63,336        54,388
                                                              ----------    ----------

                                                               1,096,814     1,031,867
                                                              ==========    ==========

Liabilities
    Notes payable                                                 41,501        24,583
    Accounts payable and accrued liabilities                      82,673        82,147
    Estimated title losses                                       280,197       268,089
    Deferred income taxes                                         22,061        22,440
    Minority interests                                            13,844        13,219

Contingent liabilities and commitments (Note 6)

Stockholders' equity
    Common and Class B Common Stock and
      additional paid-in capital                                 143,589       141,168
    Retained earnings                                            510,208       469,107
    Accumulated other comprehensive earnings                       6,646        15,019
    Treasury stock - 325,669 shares                               (3,905)       (3,905)
                                                              ----------   -----------
      Total stockholders' equity (18,102,260
           shares outstanding at June 30, 2004)                  656,538       621,389
                                                              ----------   -----------

                                                               1,096,814     1,031,867
                                                              ==========   ===========

See notes to condensed consolidated financial statements.

                    STEWART INFORMATION SERVICES CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

                                                                                                SIX MONTHS ENDED
                                                                                        -------------------------------
                                                                                          JUN 30                JUN 30
                                                                                           2004                 2003
                                                                                        ---------             ---------
                                                                                                 ($000 Omitted)
Cash provided by operating activities (Note)                                               84,810                83,606

Investing activities:
      Purchases of property and equipment and title plants - net                          (13,896)              (16,898)
      Proceeds from investments matured and sold                                          196,205                87,439
      Purchases of investments                                                           (224,539)             (115,542)
      Increases in notes receivable                                                        (1,953)                 (434)
      Collections on notes receivable                                                       1,697                   846
      Cash paid for equity investees                                                       (2,940)                    -
      Cash paid for acquisitions - net (see below)                                        (42,925)              (13,562)
                                                                                        ---------             ---------
Cash used for investing activities                                                        (88,351)              (58,151)

Financing activities:
      Distribution to minority interests                                                   (6,005)               (5,096)
      Proceeds from exercise of stock options                                                 873                 2,228
      Proceeds of notes payable                                                            20,632                 9,691
      Payments on notes payable                                                            (5,051)               (4,549)
                                                                                        ---------             ---------
Cash provided by financing activities                                                      10,449                 2,274
                                                                                        ---------             ---------
Effect of changes in foreign currency exchange rates                                       (1,286)                1,305
                                                                                        ---------             ---------
Increase in cash and cash equivalents                                                       5,622                29,034
Cash and cash equivalents at beginning of period                                          114,202               139,156
                                                                                        ---------             ---------
Cash and cash equivalents at end of period                                                119,824               168,190
                                                                                        =========             =========

   NOTE: Reconciliation of net earnings to the above amounts -

   Net earnings                                                                            41,101                60,905
   Add (deduct):
             Depreciation and amortization                                                 15,258                12,077
             Provision for title losses in excess of payments                              11,881                16,909
             Provision for uncollectible amounts - net                                        268                 1,564
             Decrease (increase) in accounts receivable - net                               9,818                (1,787)
             Decrease in accounts payable and accrued
               liabilities - net                                                           (1,245)              (10,826)
             Minority interest expense                                                      6,008                 6,482
             Equity in net earnings of investees                                           (3,576)               (2,953)
             Dividends received from equity investees                                       2,258                 2,752
             Realized investment gains - net                                               (2,106)                 (338)
             Stock bonuses                                                                  1,202                   788
             Increase in deferred taxes                                                     4,071                 2,084
             Increase in other assets                                                      (1,256)               (2,090)
             Other - net                                                                    1,128                (1,961)
                                                                                        ---------             ---------

   Cash provided by operating activities                                                   84,810                83,606
                                                                                        =========             =========
Supplemental information:
   Net assets acquired
             Goodwill                                                                      30,323                11,692
             Title plants                                                                   4,501                 1,355
             Other                                                                         11,805                 4,981
   Liabilities assumed                                                                     (3,704)               (4,466)
                                                                                        ---------             ---------
   Cash paid for acquisitions - net                                                        42,925                13,562
                                                                                        =========             =========

See notes to condensed consolidated financial statements.

                    STEWART INFORMATION SERVICES CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Interim Financial Statements

The financial information contained in this report for the three and six month periods ended June 30, 2004 and 2003, and as of June 30, 2004, is unaudited. In the opinion of our management, all adjustments necessary for a fair presentation of this information for all unaudited periods, consisting only of normal recurring accruals, have been made. The results of operations for the interim periods are not necessarily indicative of results for a full year. This report should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

Certain amounts in the 2003 condensed consolidated financial statements have been reclassified for comparative purposes. Net earnings, as previously reported, were not affected.

Note 2: Stock-based Compensation

The Company has two fixed employee stock option plans. The Company accounts for the plans under the intrinsic value method. Accordingly, no stock-based employee compensation cost is reflected in net earnings, as all options granted under the plans had an exercise price equal to the market value of the underlying Common Stock on the date of grant.

The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Under SFAS No. 123, compensation cost would be recognized for the fair value of the employees' purchase rights, which is estimated using the Black-Scholes model. The Company assumed a dividend yield of 1% and 0%, an expected life of ten years for each option, expected volatility of 34.9% and 35.7% and a risk-free interest rate of 4.0% and 4.3% for the six months ended June 30, 2004 and 2003, respectively.

Had compensation cost for the Company's plans been determined consistent with SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                      THREE MONTHS ENDED     SIX MONTHS ENDED
                                                    ---------------------   -----------------
                                                    JUN 30        JUN 30     JUN 30    JUN 30
                                                     2004          2003       2004      2003
                                                    -------      -------    -------   -------
                                                     ($000 Omitted, except per share amounts)
Net Earnings:

As reported                                          29,961       41,030     41,101    60,905
Stock-based employee compensation
     determined under fair value method                (232)        (134)    (1,164)     (663)
                                                    -------      -------    -------   -------
Pro forma                                            29,729       40,896     39,937    60,242

Earnings per share:

Net earnings - basic                                   1.66         2.30       2.27      3.42
Pro forma - basic                                      1.64         2.29       2.21      3.39
Net earnings - diluted                                 1.65         2.29       2.26      3.40
Pro forma - diluted                                    1.63         2.28       2.20      3.37

Note 3: Segment Information

Our two reportable segments are title and real estate information. Selected financial information related to these segments follows:

                                        Real estate
                         Title          information         Total
                         -----          -----------       ---------
                                      ($000 Omitted)
Revenues:

Three months ended
     June 30, 2004       547,745          17,711            565,456
     June 30, 2003       537,241          20,834            558,075

Six months ended
     June 30, 2004       995,009          35,339          1,030,348
     June 30, 2003       959,115          39,884            998,999

Pretax earnings:

Three months ended
     June 30, 2004        46,417           1,215             47,632
     June 30, 2003        61,520           4,574             66,094

Six months ended
     June 30, 2004        63,403           2,116             65,519
     June 30, 2003        89,416           7,585             97,001

Identifiable assets:

     June 30, 2004     1,052,995          43,819          1,096,814
     December 31, 2003   988,384          43,483          1,031,867

Intersegment revenues are insignificant and have been eliminated above.

Note 4: Earnings Per Share

Our basic earnings per share figures were calculated by dividing net earnings by the weighted average number of shares of Common Stock and Class B Common Stock outstanding during the reporting period. The only potentially dilutive effect on earnings per share relates to our stock option plans.

In calculating the effect of the options and determining a figure for diluted earnings per share, the average number of shares used in calculating basic earnings per share was increased by 90,000 and 118,000 for the three month periods ended June 30, 2004 and 2003, respectively, and 101,000 and 107,000 for the six month periods ended June 30, 2004 and 2003, respectively. For the six month period and the quarter ended June 30, 2004, 54,808 and 66,500 options, respectively, were considered antidilutive. For the six month period and quarter ended June 30, 2003, 7,691 and 0 options, respectively, were considered antidilutive.

Note 5: Equity in Investees

The amount of earnings from equity investments was $2.6 million and $1.8 million for the quarters ended June 30, 2004 and 2003, respectively, and $3.6 million and $3.0 million for the six month periods ended June 30, 2004 and 2003, respectively. These amounts are included in "title insurance revenues - direct operations" in the condensed consolidated statements of earnings and comprehensive earnings.

Note 6: Contingent Liabilities and Commitments

On June 30, 2004, the Company was contingently liable for guarantees of indebtedness owed primarily to banks and others by unconsolidated equity investees and other third parties. The guarantees relate primarily to business expansion and generally expire no later than October 24, 2010. The maximum potential future payments on the guarantees amount to $1,197,000 for equity investees and $7,277,000 for other third parties. Management believes that the related underlying assets and the collateral available, primarily title plants and the guarantees of corporate stock, would enable the Company to recover any amounts which might be required to be paid under the guarantees. The Company believes no provision for losses is needed because no loss is expected on these guarantees. The Company's accrued liability balance relating to the non-contingent value of third-party guarantees amounts to $179,000 at June 30, 2004.

In the ordinary course of business, the Company guarantees the third party indebtedness of its consolidated subsidiaries. On June 30, 2004, the maximum potential future payments on the guarantees is not more than the notes payable recorded on the condensed consolidated balance sheets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT OVERVIEW. We reported net earnings of $30.0 million for the three months ended June 30, 2004, compared with net earnings of $41.0 million for the same period of 2003. On a diluted per share basis, net earnings were $1.65 for the second quarter of 2004, compared with net earnings of $2.29 for the second quarter of 2003.

      A decline in refinancing transactions began in the third quarter of 2003 when mortgage interest rates increased. Rates rose above prior-year levels in May 2004. While current rates have retreated to the 6 percent level, in June 2004 rates were more than 100 basis points higher than a year ago.

      Total revenues increased slightly in the second quarter of this year compared with the corresponding period in 2003 primarily because of increased acquisitions, commercial business and home prices. Revenues from direct operations also increased slightly while order counts declined primarily because refinancing transactions represented a larger portion of orders in 2003. However, the company generally earns less revenue on a refinancing transaction. The pretax profit margin for the quarter ended June 30, 2004 declined compared with the corresponding quarter of 2003. Periods of record order volumes, such as those that occurred in 2003, resulted in higher margins because most of the costs of our business are fixed costs. In addition, technology costs, an increase in policy losses and litigation reserves, opening new offices and rising occupancy costs contributed to the lower margins.

CRITICAL ACCOUNTING ESTIMATES. Actual results can differ from the estimates we report. However, we believe there is no material risk of a change in our accounting estimates that is likely to have a material impact on our reported financial condition and operating performance for the six months ended June 30, 2004.

      Our most critical accounting estimate is providing title loss reserves. Estimating future policy loss payments is difficult because claims, by their nature, are complex and may be paid years after the policy was issued. We base our estimates on reported claims, historical loss experience and industry averages. Independent actuaries have reviewed and found our reserves to be adequate at each year end.

      Based on events that may indicate impairment of title plants and other long-lived assets, and our annual evaluation of goodwill, we estimate and expense any loss in value to our current operations. There were no amounts expensed in the six months ended June 30, 2004. We use independent appraisers to assist us in determining the fair value of our reportable units in assessing whether an impairment in goodwill exists.

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

WHAT WE DO. Our primary business is title insurance and settlement-related services. We close transactions and issue policies on homes, commercial properties and other real property located in all 50 states, the District of Columbia and several foreign countries through more than 7,700 issuing locations, including both direct operations and agencies. We also sell electronically delivered real estate services and information, as well as mapping products and geographic information systems, to domestic and foreign governments and private entities. Our current levels of non-USA operations are immaterial with respect to our consolidated financial results.

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2004 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2003

OPERATING ENVIRONMENT. According to published industry data, interest rates for 30-year fixed rate mortgages, excluding points, for the first six months of 2004, averaged 5.9% as compared with 5.7% for the corresponding period in 2003. Interest rates increased significantly in the third quarter of 2003 but trended slightly downward to 5.4% in March 2004. Rates increased in April and May 2004 to 6.3% and remained steady in June 2004. The rate at the end of June 2004 was 6.3%.

      Real estate activity was weaker in the first half of 2004 as compared with the first half of 2003. Refinancing transactions, in particular, declined nationwide in the first half of 2004. The ratio of refinancings to total loan applications was 49.0% for the first six months of 2004, compared with 75.8% for the same period in 2003. Refinancings usually have lower title insurance premium rates than real property sales. Existing home sales nationwide increased 10.8% in the first six months of 2004 over the first six months of 2003.

      Our order levels began to decline in the third quarter of 2003, largely as a result of an increase in interest rates, and remained below prior year levels during the second quarter of 2004. Rates declined slightly in the first quarter of 2004 but increased above prior year levels in the second quarter of 2004. Most industry experts project interest rates to continue at current levels or move slightly higher. Due to the large number of refinancings completed in 2003, significantly fewer refinancing transactions are being forecast for 2004.

TITLE REVENUES. Our revenues from direct operations decreased 1.8% in the six months ended June 30, 2004 as compared with the corresponding period of 2003. The number of direct closings we handled decreased 21.6% in the first six months of 2004 compared with the same period in 2003. The decrease in the number of direct closings we handled is partially offset by an increase in the average revenue per closing. The average revenue per closing increased 24.5% in the first six months of 2004 due to a lower ratio of refinancings closed by our direct operations compared with the same period of 2003. Title insurance premiums on refinancings are typically less than on real property sales. The average revenue per closing increase was also due to increased commercial transactions and home prices.

      The largest revenue decreases in direct operations in the first six months of 2004 were primarily in Colorado, Illinois and Texas. Direct closings relate only to files closed by our underwriters and subsidiaries and do not include closings by independent agencies.

      Premium revenues from agencies increased 7.9% to $558.5 million in the first six months of 2004 from $517.6 million in the first six months of 2003. An increased number of agencies contributed to the increase in 2004. The largest revenue increases in 2004 were primarily in Virginia, Florida and Maryland, offset partially by a decrease in California.

      On April 27, 2004, the Texas Department of Insurance announced that title insurance rates will be reduced by 6.5% effective July 1, 2004.

REI REVENUES. Real estate information revenues were $35.3 million in the first six months of 2004 and $39.9 million in the first six months of 2003. Certain of our REI products and services are closely related to the volume of real estate transactions. Therefore, the decrease in refinancing activities has contributed to the decrease in REI revenues.

INVESTMENTS. Investment income increased 10.8% in the first six months of 2004 compared with the same period of 2003 primarily because of increases in average balances invested, partially offset by lower yields. Certain investment gains and losses were realized as part of the ongoing management of the investment portfolio for the purpose of improving performance.

AGENCY RETENTION. The amounts retained by agencies, as a percentage of revenues from agency operations, were 81.6% and 81.9% in the first six months of 2004 and 2003, respectively. Amounts retained by title agencies are based on agreements between the agencies and our title insurance underwriters. The percentage that amounts retained by agencies bears to agency revenues may vary from period to period because of the geographical mix of agency operations and the volume of title revenues.

EMPLOYEE COSTS. Employee costs for the combined business segments increased 2.7% in the first six months of 2004. The number of persons we employed at both June 30, 2004 and 2003 was approximately 8,600 reflecting the acquisition of new offices offset by decreased volume. In our REI segment, employee costs decreased in 2004 primarily due to the decrease in REI volume.

OTHER OPERATING EXPENSES. Other operating expenses for the combined business segments increased 11.7% in the first six months of 2004. The increase was primarily in new offices, litigation reserves, premium taxes, rent and technology cost. Other operating expenses also include outside search fees, business promotion, telephone, supplies, travel and title plant expenses.

TITLE LOSSES. Provisions for title losses, as a percentage of title operating revenues, were 4.6% in the first six months of 2004 and 4.3% in the first six months of 2003.

INCOME TAXES. The provisions for federal, state and foreign income taxes represented effective tax rates of 37.3% and 37.2% in the first six months of 2004 and 2003, respectively.

THREE MONTHS ENDED JUNE 30, 2004 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2003

OPERATING ENVIRONMENT. According to published industry data, interest rates for 30-year fixed-rate mortgages, excluding points, for the three months ended June 30, 2004, averaged 6.1% as compared with 5.5% for the corresponding period in 2003. At the end of March 2004, interest rates were at 5.4%. Rates increased in April and May 2004 to 6.3% and remained steady in June 2004. The rate at the end of June 2004 was 6.3%.

      Real estate activity was weaker in the second quarter of 2004 as compared with the second quarter of 2003. Refinancing transactions, in particular, declined nationwide in the second quarter of 2004. The ratio of refinancings to total loan applications was 39.0% for the second quarter of 2004 compared with 74.7% for the same period in 2003. Refinancings usually have lower title insurance premium rates than real property sales. Existing home sales nationwide increased 15.9% in the second quarter of 2004 over the same period in 2003.

      Our order levels began to decline in the third quarter of 2003, largely as a result of an increase in interest rates, and remained below prior year levels during the second quarter of 2004. Rates increased above prior year levels in the second quarter of 2004. Most industry experts project interest rates to continue at current levels or move slightly higher. Due to the large number of refinancings completed in 2003, significantly fewer refinancing transactions are being forecast for 2004.

TITLE REVENUES. Our revenues from direct operations increased 0.6% in the second quarter of 2004 as compared with the second quarter of 2003. The number of direct closings we handled decreased 19.5% in the second quarter of 2004 compared with the corresponding period in 2003. The decrease in the number of direct closings we handled is offset by an increase in the average revenue per closing. The average revenue per closing increased 23.6% in the second quarter of 2004 due to a lower ratio of refinancings closed by our direct operations compared with the second quarter of 2003. Title insurance premiums on refinancings are typically less than on real property sales. The average revenue per closing increase was also due to increased commercial transactions and home prices.

      The largest revenue increase in direct operations in the second quarter of 2004 was in New York, offset by decreases primarily in Texas, Colorado and Illinois. Direct closings relate only to files closed by our underwriters and subsidiaries and do not include closings by independent agencies.

      Premium revenues from agencies increased 2.9% to $300.6 million in the second quarter of 2004 from $292.0 million in the second quarter of 2003. An increased number of agencies contributed to the increase in 2004. The largest revenue increases in 2004 were primarily in Florida, Maryland and Virginia, offset partially by a decrease in California.

      On April 27, 2004, the Texas Department of Insurance announced that title insurance rates will be reduced by 6.5% effective July 1, 2004.

REI REVENUES. Real estate information revenues were $17.7 million for the second quarter of 2004 and $20.8 million for the second quarter of 2003. Certain of our REI products and services are closely related to the volume of real estate transactions. Therefore, the decrease in refinancing activities has contributed to the decrease in REI revenues.

INVESTMENTS. Investment income increased 14.0% in the second quarter of 2004 compared with the second quarter of 2003 primarily because of increases in average balances invested, partially offset by lower yields. Certain investment gains and losses were realized as part of the ongoing management of the investment portfolio for the purpose of improving performance.

AGENCY RETENTION. The amounts retained by agencies, as a percentage of revenues from agency operations, were 81.6% and 81.9% in the second quarters of 2004 and 2003, respectively. Amounts retained by title agencies are based on agreements between agencies and our title underwriters. The percentage that amounts retained by agencies bears to agency revenues may vary from period to period because of the geographical mix of agency operations and the volume of title revenues.

EMPLOYEE COSTS. Employee costs for the combined business segments increased 3.6% in 2004. The number of persons we employed at both June 30, 2004 and 2003 was approximately 8,600 reflecting the acquisition of new offices offset by decreased volume. In our REI segment, employee costs decreased in 2004 primarily due to the decrease in REI volume.

OTHER OPERATING EXPENSES. Other operating expenses for the combined business segments increased 12.6% in the second quarter of 2004. The increase was primarily in new offices, technology costs, litigation reserves and rent. Other operating expenses also include outside search fees, premium taxes, business promotion, telephone, supplies and travel.

TITLE LOSSES. Provisions for title losses, as a percentage of title operating revenues, were 4.8% in the second quarter of 2004, compared with 4.3% in the second quarter of 2003.

INCOME TAXES. The provisions for federal, state and foreign income taxes represented effective tax rates of 37.1% and 37.9% in the second quarters of 2004 and 2003, respectively. The annual effective tax rate for 2004 is estimated to be approximately 37.3%.

LIQUIDITY AND CAPITAL RESOURCES. Cash provided by operations was $84.8 million and $83.6 million for the six months ended June 30, 2004 and 2003, respectively. Cash flow from operations has been the primary source of financing for additions to property and equipment, expanding operations, dividends to shareholders and other requirements. This source may be supplemented by bank borrowings.

      The most significant non-operating sources of cash were from proceeds of investments matured and sold in the amount of $196.2 million and $87.4 million in the first six months of 2004 and 2003, respectively. We used cash for the purchases of investments in the amounts of $224.5 million and $115.5 million in the first six months of 2004 and 2003, respectively.

      Acquisitions during the first six months of 2004 and 2003 resulted in additions to goodwill, excluding reallocations, of $30.3 million and $11.7 million, respectively.

      A substantial majority of consolidated cash and investments was held by Stewart Title Guaranty Company (Guaranty) and its subsidiaries. Cash transfers between Guaranty and its subsidiaries and the Company are subject to certain legal restrictions. See Notes 2 and 3 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003.

      Our liquidity, excluding Guaranty and its subsidiaries, is comprised of cash and investments aggregating $25.1 million and short-term liabilities of $3.5 million at June 30, 2004. We know of no commitments or uncertainties that are likely to materially affect our ability to fund cash needs.

      We consider our capital resources to be adequate. Our capital resources are represented by a low debt-to-equity ratio, in which notes payable was $41.5 million and stockholders' equity was $656.5 million at June 30, 2004. We are not aware of any trends, either favorable or unfavorable, that would materially affect notes payable or stockholders' equity. We do not expect any material changes in the cost of such resources. Significant acquisitions in the future could materially affect the notes payable or stockholders' equity balances.

OFF-BALANCE SHEET ARRANGEMENT. We do not have any material source of liquidity or financing that involves off-balance sheet arrangements.

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

Item 4.  Controls and Procedures

      Our principal executive officers and our principal financial officer, based upon their evaluation of our disclosure controls and procedures conducted as of June 30, 2004, have concluded that those disclosure controls and procedures are effective.

      There have been no changes in our internal controls or in other factors known to us that could significantly affect these controls, nor were any corrective actions necessary with regard to significant deficiencies or material weaknesses.

      During the quarter ended June 30, 2004, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4. Submission of Matters to a Vote of Security Holders

      (a) Our Annual Meeting of Stockholders was held on April 30, 2004 for the purpose of electing our board of directors.

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

      (c) Stockholder votes with respect to the election of directors at our Annual Meeting were as follows:

                  A. Directors Elected by Common Stockholders:

                                       Number of Shares
                               -------------------------------
                                Votes For           Votes Withheld
                               ----------           --------------
Lloyd Bentsen, III             15,481,651              638,486
Nita B. Hanks                  15,496,096              651,041
Dr. E. Douglas Hodo            15,413,733              706,404
Gov. John P. LaWare            15,538,052              582,085
Dr. W. Arthur Porter           15,897,160              222,977

                  B. Directors Elected by Class B Common Stockholders:

                                       Number of Shares
                               -------------------------------
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

      We had a book value per share of $36.27 and $34.47 at June 30, 2004 and December 31, 2003, respectively. At June 30, 2004, this measure is based on approximately $656.5 million in stockholders' equity and 18.1 million shares outstanding. At December 31, 2003, this measure was based on approximately $621.4 million in stockholders' equity and 18.0 million shares outstanding.

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits:

      Those exhibits required to be filed by Item 601 of Regulation S-K are listed in the Index to Exhibits immediately preceding the exhibits filed herewith and such listing is incorporated herein by reference.

(b)   Reports on Form 8-K:

      During the quarterly period covered by this report, we filed a report on Form 8-K dated April 28, 2004, reporting financial results for the three months ended March 31, 2004.

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

August 4, 2004
----------------
    Date

                                        Stewart Information Services Corporation
                                        ----------------------------------------
                                                                    (Registrant)

                             By:       /s/      MAX CRISP
                                 -----------------------------------------------
                                                                       Max Crisp
                                   (Executive Vice President and Chief Financial
                                      Officer, Secretary-Treasurer, Director and
                                                    Principal Financial Officer)

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

       99.1 -   Details of Investments at June 30, 2004 and December 31,
                2003

* A management compensation plan, contract or arrangement.