Form 10-Q
period 2004-09-30
STEWART INFORMATION SERVICES CORP
filed 2004-11-05
CIK 94344

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number 001-02658

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 2004.

                              Common            17,052,240
                      Class B Common             1,050,012

                                    FORM 10-Q
                                QUARTERLY REPORT
                        Quarter Ended September 30, 2004

                                TABLE OF CONTENTS

Item No.                                                      Page
--------                                                      ----

               Part I - FINANCIAL INFORMATION

1. Financial Statements                                         1

2. Management's Discussion and Analysis of Financial
   Condition and Results of Operations                          7

3. Quantitative and Qualitative Disclosures about
   Market Risk                                                 12

4. Controls and Procedures                                     12

               Part II - OTHER INFORMATION

1. Legal Proceedings                                           13

5. Other Information                                           13

6. Exhibits                                                    13

   Signature                                                   14

As used in this report, "we", "us", "our" and "Stewart" mean Stewart Information Services Corporation and our subsidiaries unless the context indicates otherwise.

                    STEWART INFORMATION SERVICES CORPORATION

    CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE EARNINGS
                     FOR THE QUARTERS AND NINE MONTHS ENDED
                           SEPTEMBER 30, 2004 and 2003

                                                   THIRD QUARTER               NINE MONTHS
                                               --------------------     -------------------------
                                                 SEP 30     SEP 30         SEP 30        SEP 30
                                                  2004       2003           2004          2003
                                               ---------  ---------     ----------    -----------
                                                  ($000 Omitted)             ($000 Omitted)
Revenues
    Title insurance:
       Direct operations                       224,814    261,063         648,913       692,938
       Agency operations                       282,988    340,961         841,470       858,545
    Real estate information services            16,001     21,683          51,340        61,567
    Investment income                            5,920      5,262          16,242        14,580
    Investment gains (losses) - net                (60)       419           2,046           757
                                               -------    -------       ---------     ---------
                                               529,663    629,388       1,560,011     1,628,387

Expenses
    Amounts retained by agencies               229,525    279,678         684,980       703,462
    Employee costs                             149,542    157,192         436,345       436,372
    Other operating expenses                    79,600     86,727         235,328       226,174
    Title losses and related claims             25,194     25,894          70,281        66,561
    Depreciation and amortization                7,723      6,422          22,981        18,499
    Interest                                       309        202             799           563
    Minority interests                           3,707      4,755           9,715        11,237
                                               -------    -------       ---------     ---------
                                               495,600    560,870       1,460,429     1,462,868
                                               -------    -------       ---------     ---------
Earnings before taxes                           34,063     68,518          99,582       165,519
Income taxes                                    12,925     26,450          37,343        62,546
                                               -------    -------       ---------     ---------
Net earnings                                    21,138     42,068          62,239       102,973
                                               =======    =======       =========     =========

Average number of shares outstanding -
    assuming dilution (000 omitted)             18,195     18,006          18,190        17,937

Earnings per share - basic                        1.17       2.35            3.44          5.78

Earnings per share - diluted                      1.16       2.34            3.42          5.74
                                               =======    =======       =========     =========
Comprehensive earnings:
Net earnings                                    21,138     42,068          62,239       102,973
Changes in other comprehensive earnings,
net of taxes of $3,166, $(1,247),
$(1,343) and $2,330, respectively                5,880     (2,316)         (2,493)        4,326
                                               -------    -------       ---------     ---------
Comprehensive earnings                          27,018     39,752          59,746       107,299
                                               =======    =======       =========     =========

See notes to condensed consolidated financial statements.

                    STEWART INFORMATION SERVICES CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2004 AND DECEMBER 31, 2003

                                                                 SEP 30        DEC 31
                                                                  2004          2003
                                                               ----------     ----------
                                                                    ($000 Omitted)
Assets
    Cash and cash equivalents                                    113,878        114,202
    Short-term investments                                       192,014        153,322
    Investments - statutory reserve funds                        399,131        375,421
    Investments - other                                           71,726         59,035
    Receivables                                                   64,605         79,025
    Property and equipment                                        78,296         74,174
    Title plants                                                  52,109         43,216
    Goodwill                                                     112,012         79,084
    Other assets                                                  62,601         54,388
                                                               ---------      ---------
                                                               1,146,372      1,031,867
                                                               =========      =========

Liabilities
    Notes payable                                                 40,035         24,583
    Accounts payable and accrued liabilities                      91,663         82,147
    Estimated title losses                                       292,154        268,089
    Deferred income taxes                                         24,439         22,440
    Minority interests                                            14,525         13,219

Contingent liabilities and commitments (Note 6)

Stockholders' equity
    Common and Class B Common Stock and
      additional paid-in capital                                 143,589        141,168
    Retained earnings                                            531,346        469,107
    Accumulated other comprehensive earnings                      12,526         15,019
    Treasury stock - 325,669 shares                               (3,905)        (3,905)
                                                               ---------      ---------
      Total stockholders' equity (18,102,252
           shares outstanding at September 30, 2004)             683,556        621,389
                                                               ---------      ---------
                                                               1,146,372      1,031,867
                                                               =========      =========

See notes to condensed consolidated financial statements.

                    STEWART INFORMATION SERVICES CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

                                                                         NINE MONTHS ENDED
                                                                      -----------------------
                                                                      SEP 30         SEP 30
                                                                       2004           2003
                                                                      --------      ---------
                                                                         ($000 Omitted)
Cash provided by operating activities (Note)                           143,697       156,656

Investing activities:
     Purchases of property and equipment and title plants - net        (21,186)      (28,192)
     Proceeds from investments matured and sold                        270,375       170,398
     Purchases of investments                                         (347,178)     (289,644)
     Increases in notes receivable                                      (2,117)         (406)
     Collections on notes receivable                                     1,878         1,174
     Cash paid for equity investees                                     (4,141)       (7,000)
     Other                                                                 350             -
     Cash paid for acquisitions - net (see below)                      (45,874)      (13,582)
                                                                      --------      --------
     Cash used for investing activities                               (147,893)     (167,252)

Financing activities:
     Distribution to minority interests                                 (9,136)       (8,272)
     Proceeds from exercise of stock options                               873         2,575
     Proceeds of notes payable                                          21,415        14,649
     Payments on notes payable                                          (9,367)       (5,878)
                                                                      --------      --------
     Cash provided by financing activities                               3,785         3,074
                                                                      --------      --------
Effect of changes in foreign currency exchange rates                        87         1,328
                                                                      --------      --------
Decrease in cash and cash equivalents                                     (324)       (6,194)
Cash and cash equivalents at beginning of period                       114,202       139,156
                                                                      --------      --------
Cash and cash equivalents at end of period                             113,878       132,962
                                                                      ========      ========

NOTE:  Reconciliation of net earnings to the above amounts-
Net earnings                                                            62,239       102,973
Add (deduct):
   Depreciation and amortization                                        22,981        18,499
   Provision for title losses in excess of payments                     23,838        27,239
   Provision for uncollectible amounts - net                             1,197           872
   Decrease (increase) in accounts receivables                          14,243        (2,595)
   Increase (decrease) in accounts payable and accrued
      liabilities - net                                                  7,736        (4,280)
   Minority interest expense                                             9,715        11,237
   Equity in net earnings of investees                                  (5,469)       (5,353)
   Dividend received from equity investees                               3,790         4,577
   Realized investment gains - net                                      (2,046)         (757)
   Stock bonuses                                                         1,202           788
   Increase in deferred taxes                                            3,175         7,034
   Decrease (increase) in other assets                                   1,042        (4,164)
   Other - net                                                              54           586
                                                                      --------      --------
   Cash provided by operating activities                               143,697       156,656
                                                                      ========      ========
Supplemental information:
   Net assets acquired
       Goodwill                                                         32,967        11,692
       Title plants                                                      6,738         1,355
       Other                                                            11,949         5,001
   Liabilities assumed                                                  (5,780)       (4,466)
                                                                      --------      --------
   Cash paid for acquisitions - net                                     45,874        13,582
                                                                      ========      ========

See notes to condensed consolidated financial statements.

                    STEWART INFORMATION SERVICES CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Interim Financial Statements

The financial information contained in this report for the three and nine month periods ended September 30, 2004 and 2003, and as of September 30, 2004, is unaudited. In the opinion of our management, all adjustments necessary for a fair presentation of this information for all unaudited periods, consisting only of normal recurring accruals, have been made. The results of operations for the interim periods are not necessarily indicative of results for a full year. This report should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

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

The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Under SFAS No. 123, compensation cost would be recognized for the fair value of the employees' purchase rights, which is estimated using the Black-Scholes model. The Company assumed a weighted average dividend yield of 1% and 0%, an expected life of ten years for each option, expected volatility of 34.9% and 35.7% and a risk-free interest rate of 4.0% and 4.0% for the nine months ended September 30, 2004 and 2003, respectively.

Had compensation cost for the Company's plans been determined consistent with SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                      THREE MONTHS ENDED     NINE MONTHS ENDED
                                                     --------------------   -----------------
                                                      SEP 30      SEP 30     SEP 30    SEP 30
                                                       2004        2003       2004      2003
                                                      ------      ------     ------    -------
                                                      ($000 Omitted, except per share amounts)
Net Earnings:
As reported                                           21,138      42,068     62,239    102,973
Stock-based employee compensation
     determined under fair value method                    -         (47)    (1,164)      (710)
                                                      ------      ------     ------    -------
Pro forma                                             21,138      42,021     61,075    102,263

Earnings per share:
Net earnings - basic                                    1.17        2.35       3.44       5.78
Pro forma - basic                                       1.17        2.35       3.38       5.74
Net earnings - diluted                                  1.16        2.34       3.42       5.74
Pro forma - diluted                                     1.16        2.33       3.36       5.70

Note 3: Segment Information

Our two reportable segments are title and real estate information. Selected financial information related to these segments follows:

                                        Real estate
                          Title         information        Total
                        ---------       -----------      ---------
                                       ($000 Omitted)
Revenues:
Three months ended
  September 30, 2004      513,662           16,001         529,663
  September 30, 2003      607,705           21,683         629,388

Nine months ended
  September 30, 2004    1,508,671           51,340       1,560,011
  September 30, 2003    1,566,820           61,567       1,628,387

Pretax earnings:
Three months ended
  September 30, 2004       33,724              339          34,063
  September 30, 2003       63,865            4,653          68,518

Nine months ended
  September 30, 2004       97,127            2,455          99,582
  September 30, 2003      153,281           12,238         165,519

Identifiable assets:
  September 30, 2004    1,102,898           43,474       1,146,372
  December 31, 2003       988,384           43,483       1,031,867

Intersegment revenues are insignificant and have been eliminated above.

Note 4: Earnings Per Share

Our basic earnings per share were calculated by dividing net earnings by the weighted average number of shares of Common Stock and Class B Common Stock outstanding during the reporting period. The only potentially dilutive effect on earnings per share relates to our stock option plans.

In calculating the effect of the options and determining a figure for diluted earnings per share, the average number of shares used in calculating basic earnings per share was increased by 93,000 and 113,000 for the three month periods ended September 30, 2004 and 2003, respectively, and 99,000 and 111,000 for the nine month periods ended September 30, 2004 and 2003, respectively. For the nine month period and the quarter ended September 30, 2004, 58,734 and 66,500 options, respectively, were excluded from the computation of earnings per share as these options were considered antidilutive. For the nine month period and quarter ended September 30, 2003, 12,917 and 0 options, respectively, were excluded from the computation of earnings per share as these options were considered antidilutive.

Note 5: Equity in Investees

The amount of earnings from equity investments was $1.9 million and $2.4 million for the quarters ended September 30, 2004 and 2003, respectively, and $5.5 million and $5.4 million for the nine month periods ended September 30, 2004 and 2003, respectively. These amounts are included in "title insurance revenues - direct operations" in the condensed consolidated statements of earnings and comprehensive earnings.

Note 6: Contingent Liabilities and Commitments

On September 30, 2004, the Company was contingently liable for guarantees of indebtedness owed primarily to banks and others by unconsolidated equity investees and other third parties. The guarantees relate primarily to business expansion and generally expire no later than October 24, 2010. The maximum potential future payments on the guarantees amount to $7.2 million for third parties. Management believes that the related underlying assets and the collateral available, primarily title plants and the guarantees of corporate stock, would enable the Company to recover any amounts which might be required to be paid under the guarantees. The Company believes no provision for losses is needed because no loss is expected on these guarantees. The Company's accrued liability balance relating to the non-contingent value of third-party guarantees amounts to $168,154 at September 30, 2004.

In the ordinary course of business, the Company guarantees the third party indebtedness of its consolidated subsidiaries. On September 30, 2004, the maximum potential future payments on the guarantees is not more than the notes payable recorded on the condensed consolidated balance sheets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT OVERVIEW. We reported net earnings of $21.1 million for the three months ended September 30, 2004, compared with net earnings of $42.1 million for the same period of 2003. On a diluted per share basis, net earnings were $1.16 for the third quarter of 2004, compared with net earnings of $2.34 for the third quarter of 2003. Revenues for the third quarter decreased 15.8% to $529.7 million from $629.4 million for the same period last year.

      Operating profit margins decreased year-over-year due primarily to the fixed nature of most of our operating costs. Margins were also reduced due to our investments in growth, technology, new services and new offices. Employee costs are the largest component of Stewart's operating costs, excluding title agency retentions. Employee counts and order counts are monitored on a regular basis. However, Stewart's strategy is not to overreact to either increases or decreases in transaction volumes. Instead, we work to maintain good service to our customers through a reasonably stable, dedicated employee work force allowing for continued growth. Also, we continue to emphasize gaining commercial business, acquiring companies with higher margins and expanding internationally. Stewart believes these strategies will position it for future growth, diversification and strength.

CRITICAL ACCOUNTING ESTIMATES. Actual results can differ from the estimates we report. However, we believe there is no material risk of a change in our accounting estimates that is likely to have a material impact on our reported financial condition and operating performance for the nine months ended September 30, 2004.

      Title loss reserves. Our most critical accounting estimate is providing title loss reserves. Our liability for estimated title losses comprises both known claims and claims expected to be reported in the future. The amount of the reserve represents the aggregate future payments, net of recoveries, which we expect to incur on policy and escrow losses and in costs to settle claims.

      We base our estimates on reported claims, historical loss experience, title industry averages and the current legal and economic environment. In making estimates, we use moving average ratios of recent actual policy loss payment experience, net of recoveries, to premium revenue. Provisions for title losses, as a percentage of title operating revenues, were 4.7% and 4.4% for the nine months ended September 30, 2004 and the year ended December 31, 2003, respectively. A change of 0.1% in this percentage would have changed the provision for title losses and pretax earnings by approximately $1.5 million during the nine months ended September 30, 2004.

      Estimating future loss payments is difficult and our assumptions are subject to the risk of change. Claims, by their very nature, are complex and involve uncertainties as to the dollar amount of individual claim payments and timing of claim payments. Claims are often paid up to twenty years or more after the policy is issued.

      We have consistently followed the same method of estimating payments for more than ten years. Third party consulting actuaries have reviewed and found our reserves to be adequate at each year end for more than eight years.

      Goodwill and other long-lived assets. Based on events that may indicate impairment of title plants and other long-lived assets, and our annual June 30th evaluation of goodwill, we estimate and expense any loss in value to our current operations. The process of determining impairment or recoverability relies on projections of future cash flows, operating results and market conditions. Uncertainties exist in these projections and bear the risk of change related to factors such as interest rates and overall real estate markets and activities. Actual market conditions and operating results may vary materially from our projections. There were no amounts expensed for goodwill or other asset impairments in the nine months ended September 30, 2004 or during the year ended December 31, 2003. We use third party appraisers to assist us in determining the fair value of our reporting units in assessing whether an impairment in goodwill exists.

      Agency revenues. We recognize premium revenues on title insurance policies written by independent agencies when the policies are reported to us. In addition, because of the time lag between the closing of an insured real estate transaction and the time the policy is reported to us, we also accrue for unreported policies (policies issued prior to period end, but not reported to the underwriter until after period end) where reasonable estimates can be made. We believe that reasonable estimates can be made when recent and consistent policy issuance information is available. Our estimates are based on historical reporting patterns and other information about our agencies. We also use current trends in our direct operations and in the title industry. In this accrual, we are not estimating future transactions. We are estimating policies that have already been issued but not yet received by us. We have consistently followed the same method of estimating unreported policies for more than ten years.

WHAT WE DO. Our primary business is title insurance and settlement-related services. We close transactions and issue title policies on homes, commercial properties and other real property located in all 50 states, the District of Columbia and several foreign countries through more than 7,800 issuing locations, including both direct operations and agencies. We also sell electronically delivered real estate services and information, as well as mapping products and geographic information systems, to domestic and foreign governments and private entities. Our current levels of non-USA operations are immaterial with respect to our consolidated financial results.

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

RESULTS OF OPERATIONS

           Factors contributing to fluctuations in results of operations are presented in their order of monetary significance. We have quantified, when necessary, significant changes.

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2003

OPERATING ENVIRONMENT. According to published industry data, interest rates for 30-year fixed rate mortgages, excluding points, for the first nine months of 2004, averaged 5.9%, compared with 5.8% for the corresponding period in 2003. Interest rates increased significantly in the third quarter of 2003 but trended slightly downward to 5.4% in March 2004. Rates generally increased from April through June 2004 to 6.3% and generally decreased in July through September 2004. In August and September 2004, rates averaged 40 and 30 basis points, respectively, less than the same period last year. The rate at the end of September 2004 was 5.7% compared with 5.8% in September 2003. Most industry experts project interest rates to continue at current levels or move slightly higher.

           Real estate activity was weaker in the first nine months of 2004, compared with the first nine months of 2003. Refinancing transactions, in particular, declined nationwide in the first nine months of 2004. The ratio of refinancings to total loan applications was 45.8% for the first nine months of 2004, compared with 69.7% for the same period in 2003. Refinancings usually have lower title insurance premium rates than real property sales. Existing home sales nationwide increased 8.7% in the first nine months of 2004, compared with the first nine months of 2003. Due to the large number of refinancings completed in 2003, significantly fewer refinancing transactions have occurred and are being forecast for the remainder of 2004.

           Our order levels began to decline in the third quarter of 2003, largely as a result of an increase in interest rates, and remained below prior year levels through August of 2004. Orders increased 4% for the month of September 2004, compared with September of 2003.

TITLE REVENUES. Our revenues from direct operations decreased 6.4% in the nine months ended September 30, 2004 as compared with the corresponding period of 2003. The number of direct closings we handled decreased 25.7% in the first nine months of 2004 compared with the same period in 2003. The decrease in the number of direct closings we handled was partially offset by an increase in the average revenue per closing. The average revenue per closing increased 25.9% in the first nine months of 2004 due to a lower ratio of refinancings closed by our direct operations compared with the same period of 2003. Title insurance premiums on refinancings are typically less than on real property sales. The average revenue per closing increase was also due to an increased commercial transactions and rising average home prices.

           The largest revenue decreases in direct operations in the first nine months of 2004 were primarily in Texas, Colorado and Illinois, offset partially by an increase in New York. Direct closings relate only to files closed by our underwriters and subsidiaries and do not include closings by independent agencies.

           Premium revenues from agencies decreased 2.0% in the first nine months of 2004 from $858.5 million in the first nine months of 2003. The decrease in 2004 was primarily due to a decrease in refinancing transactions offset somewhat by an increase in property sales. We are unable to quantify the relative contributions from refinancings and property sales because, in most jurisdictions, our independent agents are not required to report this information. Our statement is based on published industry data from sources such as the National Association of Realtors and Freddie Mac. We also use information from our direct operations, which approximated the trends of published industry figures. The largest decreases in premium revenues from agencies were primarily in California, Utah and Michigan, offset partially by increases in Virginia and Florida.

           The Texas Department of Insurance reduced title insurance rates by 6.5% effective July 1, 2004. The impact on our consolidated financial position and results of operations for this rate decrease is expected to be immaterial.

REI REVENUES. Real estate information revenues were $51.3 million in the first nine months of 2004 and $61.6 million in the first nine months of 2003. Certain of our REI products and services are closely related to the volume of real estate transactions. Therefore, the decrease in refinancing activities noted above contributed to the decrease in REI revenues.

INVESTMENTS. Investment income increased 11.4% in the first nine months of 2004 compared with the same period of 2003 primarily because of increases in average balances invested, partially offset by lower yields. Certain investment gains and losses were realized as part of the ongoing management of the investment portfolio for the purpose of improving performance.

AGENCY RETENTION. The amounts retained by agencies, as a percentage of revenues from agency operations, were 81.4% and 81.9% in the first nine months of 2004 and 2003, respectively. Amounts retained by title agencies are based on agreements between the agencies and our title insurance underwriters. The percentage that amounts retained by agencies bears to agency revenues may vary from period to period because of the geographical mix of agency operations and the volume of title revenues.

EMPLOYEE COSTS. Employee costs for the combined business segments remained stable in the first nine months of 2004 compared with the first nine months of 2003. The number of persons we employed at both September 30, 2004 and 2003 was approximately 8,700, reflecting the acquisition or opening of new offices offset by reductions in our workforce due to decreased volume of real estate transactions. In our REI segment, employee costs decreased in 2004 primarily due to the decrease in REI volume.

OTHER OPERATING EXPENSES. Other operating expenses for the combined business segments increased 4.0% in the first nine months of 2004. The increase was primarily in new offices, which contributed approximately $8.5 million of the increase. Other increases were in rent and technology costs. These increases were partially offset by decreases in certain REI expenses in response to volume decreases, outside search fees and supplies expense. Other operating expenses also include business promotion, telephone, title plant expenses and travel.

TITLE LOSSES. Provisions for title losses, as a percentage of title operating revenues, were 4.7% in the first nine months of 2004 and 4.3% in the first nine months of 2003. An increase in loss payment experience for prior policy years resulted in an increase in our loss ratio.

INCOME TAXES. The provisions for federal, state and foreign income taxes represented effective tax rates of 37.5% and 37.8% in the first nine months of 2004 and 2003, respectively.

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2003

OPERATING ENVIRONMENT. According to published industry data, interest rates for 30-year fixed rate mortgages, excluding points, for the three months ended September 30, 2004, averaged 5.9%, compared with 6.0% for the corresponding period in 2003. Interest rates increased significantly in the third quarter of 2003 but trended slightly downward to 5.4% in March 2004. Rates generally increased from April through June 2004 to 6.3% and generally decreased in July through September 2004. In August and September 2004, rates averaged 40 and 30 basis points, respectively, less than the same period last year. The rate at the end of September 2004 was 5.7% compared with 5.8% in September 2003. Most industry experts project interest rates to continue at current levels or move slightly higher.

           Real estate activity was weaker in the third quarter of 2004, compared with the third quarter of 2003. Refinancing transactions, in particular, declined nationwide in the third quarter of 2004. The ratio of refinancings to total loan applications was 39.3% for the third quarter of 2004, compared with 57.3% for the same period in 2003. Refinancings usually have lower title insurance premium rates than real property sales. Existing home sales nationwide increased 4.3% in the third quarter of 2004, compared with the same period of 2003. Due to the large number of refinancings completed in 2003, significantly fewer refinancing transactions have occurred and are being forecast for the remainder of 2004.

           Our order levels began to decline in the third quarter of 2003, largely as a result of an increase in interest rates, and remained below prior year levels through August of 2004. Orders increased 4% for the month of September 2004, compared with September of 2003.

TITLE REVENUES. Our revenues from direct operations decreased 13.9% in the third quarter of 2004 as compared with the third quarter of 2003. The number of direct closings we handled decreased 32.3% in the third quarter of 2004 compared with the corresponding period in 2003. The decrease in the number of direct closings we handled is offset by an increase in the average revenue per closing. The average revenue per closing increased 28.0% in the third quarter of 2004 due to a lower ratio of refinancings closed by our direct operations compared with the third quarter of 2003. Title insurance premiums on refinancings are typically less than on real property sales. The average revenue per closing increase was also due to an increased amount of commercial transactions and rising average home prices.

           The largest revenue decreases in direct operations in the third quarter of 2004 were primarily in Texas, California and Colorado, offset partially by an increase in New York. Direct closings relate only to files closed by our underwriters and subsidiaries and do not include closings by independent agencies.

            Premium revenues from agencies decreased 17.0% in the third quarter of 2004 from $341.0 million in the third quarter of 2003. The decrease in 2004 was primarily due to a decrease in refinancing transactions offset somewhat by an increase in property sales. We are unable to quantify the relative contributions from refinancings and property sales because, in most jurisdictions, our independent agents are not required to report this information. Our statement is based on published industry data from sources such as the National Association of Realtors and Freddie Mac. We also use information from our direct operations, which approximated the trends of published industry figures. The largest decreases in premium revenues from agencies were primarily in California, Ohio and Utah, offset partially by an increase in Texas.

           The Texas Department of Insurance reduced title insurance rates by 6.5% effective July 1, 2004. The impact on our consolidated financial position and results of operations for this rate decrease is expected to be immaterial.

REI REVENUES. Real estate information revenues were $16.0 million for the third quarter of 2004 and $21.7 million for the third quarter of 2003. Certain of our REI products and services are closely related to the volume of real estate transactions. Therefore, the decrease in refinancing activities noted above contributed to the decrease in REI revenues.

INVESTMENTS. Investment income increased 12.5% in the third quarter of 2004 compared with the third quarter of 2003 primarily because of increases in average balances invested, partially offset by lower yields. Certain investment gains and losses were realized as part of the ongoing management of the investment portfolio for the purpose of improving performance.

AGENCY RETENTION. The amounts retained by agencies, as a percentage of revenues from agency operations, were 81.1% and 82.0% in the third quarters of 2004 and 2003, respectively. Amounts retained by title agencies are based on agreements between agencies and our title underwriters. The percentage that amounts retained by agencies bears to agency revenues may vary from period to period because of the geographical mix of agency operations and the volume of title revenues.

EMPLOYEE COSTS. Employee costs for the combined business segments decreased 4.9% in the third quarter of 2004 compared with the same period of 2003. The number of persons we employed at both September 30, 2004 and 2003 was approximately 8,700, reflecting the acquisition or opening of new offices offset by reductions in our workforce due to decreased volume of real estate transactions. In our REI segment, employee costs decreased in 2004 primarily due to the decrease in REI volume.

OTHER OPERATING EXPENSES. Other operating expenses for the combined business segments decreased 8.2% in the third quarter of 2004. The decrease was primarily in outside search fees in the amount of $2.5 million and certain REI expenses in the amount of $2.3 million in response to volume decreases. Other decreases were in business promotion, offset partially by an increase in expenses due to new offices. Other operating expenses also include rent, premium taxes, telephone, title plant expenses, auto and travel.

TITLE LOSSES. Provisions for title losses, as a percentage of title operating revenues, were 5.0% in the third quarter of 2004, compared with 4.3% in the third quarter of 2003. An increase in loss payment experience for prior policy years resulted in an increase in our loss ratio.

INCOME TAXES. The provisions for federal, state and foreign income taxes represented effective tax rates of 37.9% and 38.6% in the third quarters of 2004 and 2003, respectively. The annual effective tax rate for 2004 is estimated to be approximately 37.5%.

LIQUIDITY AND CAPITAL RESOURCES. Cash provided by operations was $143.7 million and $156.7 million for the nine months ended September 30, 2004 and 2003, respectively. Cash flow from operations has been the primary source of financing for additions to property and equipment, expanding operations, dividends to shareholders and other requirements. This source may be supplemented by bank borrowings.

           The most significant non-operating sources of cash were from proceeds of investments matured and sold in the amount of $270.4 million and $170.4 million in the first nine months of 2004 and 2003, respectively. We used cash for the purchases of investments in the amounts of $347.2 million and $289.6 million in the first nine months of 2004 and 2003, respectively.

           Acquisitions during the first nine months of 2004 and 2003 resulted in additions to goodwill, excluding reallocations, of $33.0 million and $11.7 million, respectively.

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

           Our liquidity, excluding Guaranty and its subsidiaries, was comprised of cash and investments aggregating $31.3 million and short-term liabilities of $3.0 million at September 30, 2004. We know of no commitments or uncertainties that are likely to materially affect our ability to fund cash needs.

           Our loss reserves are fully funded, segregated and invested in high-quality securities. This is required by the state insurance regulators of the states in which our insurance companies are domiciled. At September 30, 2004, our statutory reserve fund investments were $399.1 million and our estimated title loss reserves were $292.2 million.

           Historically, our operating cash flow has been sufficient to pay all title policy losses incurred. We have not found it necessary to liquidate investments for this purpose. Accordingly, we manage the maturities of our investment portfolio to provide safety of capital, improve earnings and mitigate interest rate risks. With our annual cash flow from operations combined with securities maturing in less than one year, we do not expect foreseeable loss payments to create a liquidity problem for us.

           We consider our capital resources to be adequate. Our capital resources are represented by a low debt-to-equity ratio, in which notes payable was $40.0 million and stockholders' equity was $683.6 million at September 30, 2004. We are not aware of any trends, either favorable or unfavorable, that would materially affect notes payable or stockholders' equity. We do not expect any material changes in the cost of such resources. Significant acquisitions in the future could materially affect the notes payable or stockholders' equity balances.

OFF-BALANCE SHEET ARRANGEMENTS. We do not have any material source of liquidity or financing that involves off-balance sheet arrangements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

      There have been no material changes in our investment strategies, types of financial instruments held or the risks associated with such instruments that would materially alter the market risk disclosures made in our Annual Report on Form 10-K for the year ended December 31, 2003.

Item 4. Controls and Procedures

      Our principal executive officers and our principal financial officer, based upon their evaluation of our disclosure controls and procedures conducted as of September 30, 2004, have concluded that those disclosure controls and procedures are effective.

      There have been no changes in our internal controls or in other factors known to us that could significantly affect these controls, nor were any corrective actions necessary with regard to significant deficiencies or material weaknesses.

      During the quarter ended September 30, 2004, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

      We had a book value per share of $37.76 and $34.47 at September 30, 2004 and December 31, 2003, respectively. At September 30, 2004, this measure is based on approximately $683.6 million in stockholders' equity and 18.1 million shares outstanding. At December 31, 2003, this measure was based on approximately $621.4 million in stockholders' equity and 18.0 million shares outstanding.

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

November 4, 2004
----------------
    Date

                                      Stewart Information Services Corporation
                                      ----------------------------------------
                                                                  (Registrant)

                              By: /S/ MAX CRISP
                                  --------------------------------------------
                                                                     Max Crisp
                                 (Executive Vice President and Chief Financial
                                    Officer, Secretary-Treasurer, Director and
                                                   Principal Financial Officer)

INDEX TO EXHIBITS

EXHIBIT
 NUMBER                                 DESCRIPTION
-------                                 -----------

   3.1         -       Certificate of Incorporation of the Registrant, as
                       amended March 19, 2001 (incorporated by reference in this report from Exhibit 3.1 of Annual Report on Form
                       10-K for the fiscal year ended December 31, 2000)

   3.2         -       By-Laws of the Registrant, as amended March 13, 2000
                       (incorporated by reference in this report from Exhibit
                       3.2 of Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

    4.         -       Rights of Common and Class B Common Stockholders

* 10.1         -       Summary of agreements as to payment of bonuses to
                       certain executive officers (incorporated by reference in this report from Exhibit 10.1 of Annual Report on Form
                       10-K for the fiscal year ended December 31, 2002)

* 10.2         -       Deferred Compensation Agreements dated March 10, 1986,
                       amended July 24, 1990 and October 30, 1992, between the
                       Registrant and certain executive officers (incorporated by reference in this report from Exhibit 10.2 of Annual
                       Report on Form 10-K for the fiscal year ended December
                       31, 1997)

* 10.3         -       Stewart Information Services Corporation 1999 Stock
                       Option Plan (incorporated by reference in this report from Exhibit 10.3 of Annual Report on Form 10-K for the fiscal year ended December 31, 1999)

* 10.4         -       Stewart Information Services Corporation 2002 Stock
                       Option Plan for Region Managers (incorporated by
                       reference in this report from Exhibit 10.4 of Quarterly
                       Report on Form 10-Q for the quarter ended March 31,
                       2002)

  31.1         -       Certification of Co-Chief Executive Officer pursuant to
                       Section 302 of the Sarbanes-Oxley Act of 2002

  31.2         -       Certification of Co-Chief Executive Officer pursuant to
                       Section 302 of the Sarbanes-Oxley Act of 2002

  31.3         -       Certification of Chief Financial Officer pursuant to
                       Section 302 of the Sarbanes-Oxley Act of 2002

  32.1         -       Certification of Co-Chief Executive Officer pursuant to
                       Section 906 of the Sarbanes-Oxley Act of 2002

  32.2         -       Certification of Co-Chief Executive Officer pursuant to
                       Section 906 of the Sarbanes-Oxley Act of 2002

  32.3         -       Certification of Chief Financial Officer pursuant to
                       Section 906 of the Sarbanes-Oxley Act of 2002

  99.1         -       Details of Investments at September 30, 2004 and
                       December 31, 2003

*     A management compensation plan, contract or arrangement.