Form 10-K
period 2004-12-31
STEWART INFORMATION SERVICES CORP
filed 2005-03-15
CIK 94344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                         to

Commission file number 001-02658

STEWART INFORMATION SERVICES CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	74-1677330 (I.R.S. Employer Identification No.)

1980 Post Oak Blvd., Houston, Texas (Address of principal executive offices)	77056 (Zip Code)

Registrant’s telephone number, including area code: (713) 625-8100

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $1 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant ’ s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐

     The aggregate market value of the Common Stock (based upon the closing sales price of the Common Stock of Stewart Information Services Corporation, as reported by the NYSE on June 30, 2004) held by non-affiliates of the Registrant was approximately $575,854,145.

     As of March 7, 2005, 17,076,651 shares of Common Stock, $1 par value, and 1,050,012 shares of Class B Common Stock, $1 par value, were outstanding.

Documents Incorporated by Reference

     Portions of the definitive proxy statement (the “Proxy Statement”), relating to the annual meeting of the registrant’s stockholders to be held April 29, 2005, are incorporated by reference in Parts III and IV of this document.

FORM 10-K

ANNUAL REPORT

Year Ended December 31, 2004

Forward-Looking Statements

     All statements included in this report, other than statements of historical facts, addressing activities, events or developments that we expect or anticipate will or may occur in the future, are forward-looking statements. Such forward-looking statements are subject to risks and uncertainties including, among other things, changes in mortgage interest rates, employment levels, actions of competitors, changes in real estate markets, general economic conditions, legislation (primarily legislation relating to title insurance) and other risks and uncertainties discussed in our filings with the Securities and Exchange Commission.

As used in this report, “we”, “us”, “Stewart” and “our” mean Stewart Information Services Corporation and our subsidiaries, unless the context indicates otherwise.

P A R T   I

Item 1. Business

We are a Delaware corporation formed in 1970. We and our predecessors have been engaged in the title business since 1893.

     Stewart is a technology driven, strategically competitive, real estate information and transaction management company providing title insurance and related information services through more than 7,800 policy-issuing offices and agencies in the United States and several international markets. Stewart delivers via e-commerce the services required for settlement by the real estate and mortgage industries – including title reports, flood certificates, credit reports, appraisals and automated valuation models, document preparation, property information reports and background checks. Stewart also provides post-closing lender services, automated county clerk land records, property ownership mapping, geographic information systems for governmental entities and expertise in tax-deferred exchanges.

     Our two segments of business are title and real estate information (REI). The segments significantly influence business to each other because of the nature of their operations and their common customers. The segments provide services through a network of offices, including both direct operations and agencies, throughout the United States. The operations in the several international markets in which we do business are immaterial to consolidated results.

     The financial information related to these segments is discussed in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

     At the closing or “settlement”, the seller executes and delivers a deed to the new owner. The buyer typically signs new mortgage documents. Closing funds are then disbursed to the seller, the prior mortgage company, real estate brokers, the title company and others. The documents are then recorded in the public records. A title policy is generally issued to both the lender and the new owner.

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

     Title insurance is substantially different from other types of insurance. Fire, auto, health and life insurance protect against future losses and events. In contrast, title insurance seeks to eliminate most risks through the examination and settlement process.

     Investments. Our title insurers maintain investments in accordance with certain statutory requirements for the funding of statutory premium reserves and state deposits. We have established policies and procedures to minimize our exposure to changes in the fair values of our investments. These policies include retaining an investment advisory firm, an emphasis upon credit quality, management of portfolio duration, maintaining or increasing investment income through high coupon rates, and actively managing profile and security mix based upon market conditions. All of our investments are classified as available-for-sale.

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

     Amounts shown as our estimated liability for future loss payments are continually reviewed by us for reasonableness and adjusted as appropriate. Independent actuaries also reviewed the adequacy of the liability amounts on an annual basis and found our reserves adequate at each year end. In accordance with industry practice, the amounts have not been discounted to their present values.

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

Selected information for the national real estate industry follows (2004 amounts are preliminary):

	2004	2003	2002

New home sales – in millions	1.18	1.09	.97
Existing home sales – in millions	6.68	6.10	5.57
Existing home resales – median sales price in $ thousands	181.2	169.2	157.7

     Customers. The primary sources of title business are attorneys, builders, developers, lenders and real estate brokers. No one customer was responsible for as much as ten percent of our title operating revenues in any of the last three years. Titles insured include residential and commercial properties, undeveloped acreage, farms, ranches and water rights.

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

     Financial strength and stability of the title underwriter are important factors in maintaining and increasing our agency network. Among the nation’s top four title insurers, we earned one of the highest ratings awarded by the title industry’s leading rating companies. Our principal underwriter, Stewart Title Guaranty Company (Guaranty) is currently rated A” by Demotech, Inc., A+ by Fitch, A+ by Lace Financial, A2 by Moody’s and A- by Standard & Poor’s.

     Market share. Title insurance statistics are compiled quarterly by the title industry’s national association. Based on unconsolidated statutory net premiums written through September 30, 2004, Guaranty is one of the leading title insurers in America.

     Our principal competitors include Fidelity National Financial, Inc., The First American Corporation and LandAmerica Financial Group, Inc. Like most title insurers, we also compete with abstractors, attorneys who issue title opinions and attorney-owned title insurance bar funds. We also compete with issuers of alternative title insurance products, which typically provide more limited coverage and less service for a smaller premium. A number of homebuilders, financial institutions, real estate brokers and others own or control title insurance agencies, some of which issue policies underwritten by Guaranty. This “controlled” business also provides competition for our agencies.

\

     Title revenues by state. The approximate amounts and percentages of consolidated title operating revenues for the last three years were:

	Amounts ($ millions)			Percentages
	2004	2003	2002	2004	2003	2002

California	353	414	305	17	19	18
Texas	269	264	234	13	12	14
Florida	175	159	119	8	7	7
New York	154	147	109	7	7	6
All others	1,137	1,154	916	55	55	55

	2,088	2,138	1,683	100	100	100

     Offices. At December 31, 2004, we had 7,854 policy-issuing offices and agencies, compared with 7,211 a year earlier and 6,466 two years earlier. Of these totals 7,213, 6,669 and 5,979 were independent agencies at December 31, 2004, 2003 and 2002, respectively.

     Regulations. Title insurance companies are subject to comprehensive state regulations covering premium rates, agency licensing, policy forms, trade practices, reserve requirements, investments and the flow of funds between an insurer and its parent or its subsidiaries and any similar related party transactions. Kickbacks and similar practices are prohibited by various state and federal laws.

Real Estate Information

The real estate information segment primarily provides electronic delivery of data, products and services related to real estate. Our services related to the mortgage origination process include flood certificates, credit reports, traditional and automated property valuations, electronic mortgage documents, property information reports and tax services. We also provide post-closing outsourcing services for residential mortgage lenders, including document review, investor delivery, FHA/VA insuring, document retrieval, preparation and recordation of assignments, lien releases and security interests, collateral reviews and loan pool certifications. In addition, we provide diverse products and services related to I.R.C. Section 1031 tax-deferred exchanges; automated mapping projects and geodetic positioning; real estate database conversion, construction, maintenance and access; automation for government recording and registration; and criminal, credit and motor vehicle background checks and pre-employment screening services.

     Factors affecting revenues. As in the title segment, REI revenues, particularly those generated by mortgage information services and tax-deferred exchanges, are closely related to the level of activity in the real estate market. Revenues related to many services are generated on a project basis. Contracts for automating government recording and registration and mapping projects are often awarded after a lengthy bid process.

     Our principal competitors vary across the wide range of services. In the mortgage-related products and services area, competitors include the major title underwriters mentioned under “Title – Market share”, as well as entities known as vendor management companies.

     Another important factor affecting revenues is the advancement of our technological ability to provide our customers with easy access to and use of reliable and complete real estate information.

     Customers. The primary sources of our REI business are residential mortgage lenders and servicers. Our timeliness and accuracy in providing services are critical to our customers since these factors directly affect the service they provide to their customers, primarily borrowers. Delays and errors directly impact the cost of originating or servicing the loan or the value of the loan asset. Our other customers include title agencies, county clerks and recorders, municipalities, real estate professionals and attorneys. Our financial strength, marketplace presence and reputation as a technology innovator are important factors in attracting new business.

General

Technology. Our automation products and services are increasing productivity in the title office and speeding the real estate closing process for lenders, real estate professionals and consumers. Before automation, an order typically required several individuals to search the title, retrieve and review documents and create the title policy commitment. Today, on a normal subdivision file, one person can receive the order electronically and, on the same computer screen, view the prior file, examine the index of documents, retrieve and review electronically stored documents, prepare the title policy commitment and deliver the finished product.

Trademarks. We have developed numerous automation products and processes that are crucial to both our title and REI segments. These systems automate most facets of the real estate transaction. Among these trademarked products and processes are AIM®, E-Title®, GlobeXplorer®, Landata Title Office®, REIMall®, SureClose®, TitleLogix® and Virtual Underwriter®. We consider these trademarks, which are perpetual in duration, to be important to our business.

     Employees. As of December 31, 2004, we and our subsidiaries employed 8,961 people. We consider our relationship with our employees to be good.

     Available information. We file annual, quarterly and other reports and information with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934 (the Exchange Act). You may read and copy any material that we file with the SEC at the SEC’s Public Reference Room (PRR) at 450 5th Street, N.W., Room 1200, Washington, DC 20549. You may obtain additional information about the PRR by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxies, information statements and other information regarding issuers that file electronically with the SEC, including us.

     We also make available, free of charge on or through our Internet site (http://www.stewart.com), our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Code of Ethics and other information statements and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Item 2. Properties

We lease or own the following principal properties:

				Date terminates
Location	Type	Use	Size	or acquired

Leased Offices

Houston, Texas	Leased office building	Executive office of the	237,440 sq. ft.	2016
		registrant and Guaranty

Houston, Texas	Leased office building	Office of Guaranty	51,484 sq. ft.	2005

Houston, Texas	Leased office building	Office of Guaranty	41,361 sq. ft.	2007

Los Angeles, California	Leased office building	Office of Guaranty	35,022 sq. ft.	2014

Dallas, Texas	Leased office building	Office of Guaranty	27,402 sq. ft.	2009

San Diego, California	Leased office building	Office of Guaranty	25,635 sq. ft.	2009

Concord, California	Leased office building	Office of Guaranty	21,066 sq. ft.	2010

Riverside, California	Leased office building	Office of Guaranty	20,968 sq. ft.	2008

Seattle, Washington	Leased office building	Office of Guaranty	20,368 sq. ft.	2009

Fairfax, Virginia	Leased office building	Office of Guaranty	18,852 sq. ft.	2009

Las Vegas, Nevada	Leased office building	Office of Guaranty	17,809 sq. ft.	2009

Owned Offices

Galveston, Texas	Owned office building	Office of Guaranty	50,000 sq. ft.	1905

San Antonio, Texas	Owned office building	Office of Guaranty	26,769 sq. ft.	1980

Phoenix, Arizona	Owned office building	Office of Guaranty	24,459 sq. ft.	1981

Yuma, Arizona	Owned office building	Office of Guaranty	23,000 sq. ft.	2002

Phoenix, Arizona	Owned office building	Office of Guaranty	17,500 sq. ft.	1985

     We lease offices at approximately 704 locations. The average term for all such leases is approximately 4 years. The leases expire from 2005 to 2016. We believe we will not have any difficulty obtaining renewals of leases as they expire or, alternatively, leasing comparable properties. The aggregate annual rental expense under all office leases was approximately $52,697,000 in 2004.

     We consider all buildings and equipment that we own or lease to be well maintained, adequately insured and generally sufficient for our purposes.

Item 3. Legal Proceedings

As previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, Stewart Title Insurance Company (STIC), an underwriter subsidiary of the Company, was a defendant in a New York state class action lawsuit in the Supreme Court State of New York. The lawsuit alleges that STIC directly and through its agencies routinely collected excess premiums in connection with refinance transactions. Similar actions were brought against seven other underwriters. STIC denied culpability on a number of grounds. In February 2005, STIC reached a settlement with the plaintiffs, subject to approval by the court, which would fully and finally resolve all purposed claims of the plaintiffs. At December 31, 2004, the Company had a reserve of $5.3 million for this claim and believes that its reserve is sufficient to cover any further significant losses as a result of this lawsuit.

     We are party to a number of lawsuits incurred in connection with our business, most of which are of a routine nature involving disputed policy claims. In many of these suits, the plaintiff seeks exemplary or treble damages in excess of policy limits based on the alleged malfeasance of an issuing agency. We do not expect that any of these proceedings will have a material adverse effect on our consolidated financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

None.

P A R T  II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Our Common Stock is listed on the New York Stock Exchange (the NYSE) under the symbol “STC”. The following table sets forth the high and low sales prices of our Common Stock for each fiscal period indicated, as reported by the NYSE.

	High	Low
2004:
First quarter	$47.60	$34.23
Second quarter	40.04	31.10
Third quarter	39.97	31.14
Fourth quarter	45.20	38.38

2003:
First quarter	$23.38	$20.76
Second quarter	30.20	23.23
Third quarter	32.65	27.40
Fourth quarter	41.45	28.20

     We paid regular quarterly cash dividends on our Common Stock from 1972 through 1999. During 1999, our Board of Directors approved a plan to repurchase up to 5% (680,000 shares) of our outstanding Common Stock. The Board also determined that our regular quarterly dividend should be discontinued in favor of returning those and additional funds to stockholders through the stock repurchase plan. Under this plan, we repurchased 116,900 shares of Common Stock during 2000 and none in 2001 through 2004. An additional 208,769 shares of treasury stock were acquired primarily in the second quarter of 2002. The majority of these shares were acquired as a result of the consolidation of a majority owned subsidiary that was previously held as an equity investee. All of these shares were held by us as treasury shares at December 31, 2004.

     No cash dividends were paid from 2000 until December 2003. In response to favorable tax law changes, the Board of Directors declared an annual cash dividend of $0.46 per share, payable December 20, 2004 and December 19, 2003 to Common stockholders of record on December 6, 2004 and December 5, 2003, respectively. Our Certificate of Incorporation provides that no cash dividends may be paid on the Class B Common Stock.

     As of March 7, 2005, the number of stockholders of record was 3,292, and the price of one share of our Common Stock was $40.98.

Item 6. Selected Financial Data

(Ten year summary)

The following table sets forth, for the periods and at the dates indicated, our selected consolidated financial data. The financial data were derived from our consolidated financial statements and should be read in conjunction with our audited consolidated financial statements, including the Notes thereto, beginning on page F-1 of this Report. See also Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	2004	2003	2002	2001	2000	1999	1998	1997	1996	1995

In millions of dollars

Total revenues	2,182.9	2,239.0	1,777.9	1,271.6	935.5	1,071.3	968.8	708.9	656.0	534.6

Title segment:
Operating revenues	2,088.3	2,138.2	1,683.1	1,187.5	865.6	993.7	899.7	657.3	609.4	496.0
Investment income	22.5	19.8	20.7	19.9	19.1	18.2	18.5	15.9	14.5	13.6
Investment gains	3.1	2.3	3.0	.4	0	.3	.2	.4	.1	1.0
Total revenues	2,114.0	2,160.3	1,706.8	1,207.8	884.7	1,012.2	918.4	673.6	624.0	510.6
Pretax earnings	130.0	187.4	145.1	75.3	5.8	43.6	73.2	29.2	22.5	10.8

REI segment:
Revenues	68.9	78.7	71.1	63.8	50.8	59.0	50.4	35.3	32.0	24.0
Pretax earnings (losses)	3.2	12.1	8.8	5.3	(4.7)	3.0	3.1	(5.5)	.4	(.1)

Title loss provisions	100.8	94.8	75.9	51.5	39.0	44.2	39.2	29.8	33.8	29.6
% of title operating revenues	4.8	4.4	4.5	4.3	4.5	4.4	4.4	4.5	5.6	6.0

Goodwill expense	–	–	–	3.0	1.8	1.7	1.2	1.0	.9	.6

Net earnings	82.5	123.8	94.5	48.7	.6	28.4	47.0	15.3	14.4	7.0

Cash flow from operations	170.4	190.1	162.6	108.2	31.9	57.9	86.5	36.0	38.3	20.6

Total assets	1,193.4	1,031.9	844.0	677.9	563.4	535.7	498.5	417.7	383.4	351.4

Long-term debt	39.9	17.3	7.4	7.0	15.4	6.0	8.9	11.4	7.9	7.3

Stockholders’ equity	697.3	621.4	493.6	394.5	295.1	284.9	260.4	209.5	191.0	174.9

Per share data (1)

Average shares – diluted (in millions)	18.2	18.0	17.8	16.3	15.0	14.6	14.2	13.8	13.5	12.7

Net earnings – basic	4.56	6.93	5.33	3.01	.04	1.96	3.37	1.12	1.08	.56

Net earnings – diluted	4.53	6.88	5.30	2.98	.04	1.95	3.32	1.11	1.07	.55

Cash dividends	.46	.46	–	–	–	.16	.14	.13	.12	.11

Stockholders’ equity	38.48	34.47	27.84	22.16	19.61	19.39	18.43	15.17	14.17	13.68

Market price:
High	47.60	41.45	22.50	22.25	22.31	31.38	33.88	14.63	11.32	11.25
Low	31.10	20.76	15.05	15.80	12.25	10.25	14.25	9.38	9.82	7.57
Year end	41.65	40.55	21.39	19.75	22.19	13.31	29.00	14.50	10.38	10.75

(1)	Restated for a two-for-one stock split in May 1999, effected as a stock dividend.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s overview. We reported net earnings of $82.5 million for the year ended December 31, 2004, compared with net earnings of $123.8 million for the same period in 2003. On a diluted per share basis, net earnings were $4.53 for the year 2004, compared with net earnings of $6.88 per diluted share for the year 2003. Revenues for the year decreased 2.5% to $2,182.9 million from $2,239.0 million last year.

     Operating profit margins decreased year-over-year primarily due to the fixed nature of most of our operating costs. Margins were also reduced due to our investments in growth, technology and new services. Excluding title agency retentions, employee costs are the largest component of Stewart’s operating costs. Consistent with our strategy of balancing employee costs with our business volume over the long term, employee costs and order counts are continually monitored. We work to balance staffing with customer service needs using scalable technology to allow for continued growth. Also, we continue to emphasize growing our higher-margin commercial business, executing accretive acquisitions and expanding internationally. Stewart believes these strategies will position it for future growth, diversification and strength.

Critical accounting estimates. Actual results can differ from the accounting estimates we report. However, we believe there is no material risk of a change in our estimates that is likely to have a material impact on our reported financial condition or operating performance for the three years ended December 31, 2004.

     Title loss reserves. Our most critical accounting estimate is providing for title loss reserves. Our liability for estimated title losses comprises both known claims and claims expected to be reported in the future. The amount of the reserve represents the aggregate future payments, net of recoveries, that we expect to incur on policy and escrow losses and in costs to settle claims.

     We base our estimates on reported claims, historical loss experience, title industry averages and the current legal and economic environment. In making estimates, we use moving-average ratios of recent actual policy loss payment experience, net of recoveries, to premium revenues. Provisions for title losses, as a percentage of title operating revenues, were 4.8% and 4.4% for the years ended December 31, 2004 and 2003, respectively. A change of 0.1% in this percentage would have changed the provision for title losses and pretax earnings by approximately $2.1 million for the year ended December 31, 2004.

     Estimating future loss payments is difficult and our assumptions are subject to the risk of change. Claims, by their very nature, are complex and involve uncertainties as to the dollar amount and timing of individual payments. Claims are often paid up to 20 years or more after the policy is issued.

     We have consistently followed the same basic method of estimating loss payments for more than ten years. Third-party consulting actuaries have reviewed and found our title loss reserves to be adequate at each year end for more than nine years.

     Goodwill and other long-lived assets. Based on events that may indicate impairment of title plants and other long-lived assets, and our annual June 30th evaluation of goodwill, we estimate and expense any loss in value to our current operations. The process of determining impairment relies on projections of future cash flows, operating results and market conditions. Uncertainties exist in these projections and bear the risk of change related to factors such as interest rates and overall real estate markets. Actual market conditions and operating results may vary materially from our projections. There were no impairment write-offs of goodwill during the years ended December 31, 2004 and 2002. During 2003, $1,955,000 of goodwill attributed to a subsidiary held for sale was written off and is included in other operating expenses in the consolidated financial statements. We use third-party appraisers to assist us in determining the fair value of our reporting units and assessing whether an impairment of goodwill exists.

     Policy-issuing agency revenues. We recognize premium revenues on title insurance policies written by independent agencies when the policies are reported to us. In addition, because of the time lag between the closing of an insured real estate transaction and the time the policy is reported to us, we also accrue for unreported policies (policies issued prior to period end, but not reported to the underwriter until after period end) where reasonable estimates can be made. We believe that reasonable estimates can be made when recent and consistent policy issuance information is available. Our estimates are based on historical reporting patterns and other information about our agencies. We also use current trends in our direct operations and in the title industry. In this accrual, we are not estimating future transactions. We are estimating policies that have already been issued but not yet received by us. We have consistently followed the same basic method of estimating unreported policies for more than ten years.

What we do. Our primary business is title insurance and settlement-related services. We close transactions and issue title policies on homes, commercial properties and other real property located in all 50 states, the District of Columbia and a number of foreign countries through more than 7,800 policy-issuing offices and agencies. We also sell electronically delivered real estate services and information, as well as mapping products and geographic information systems, to domestic and foreign governments and private entities. Our current levels of non-USA operations are immaterial with respect to our consolidated financial results.

     Our business has two main segments: title insurance-related services and real estate information (REI). These segments are closely related due to the nature of their operations and common customers.

Factors affecting revenues. The principal factors that contribute to increases in our operating revenues for our title and REI segments include:

•	declining mortgage interest rates, which usually increase home sales and refinancing transactions;

•	rising home prices;

•	higher premium rates;

•	number of households;

•	increased market share;

•	opening of new offices and acquisitions; and

•	a higher ratio of commercial transactions that, although fewer in number, typically yield higher premiums.

These factors may override the seasonal nature of the title business.

Results of Operations

A comparison of the results of operations of the Company for 2004 with 2003 and 2003 with 2002 follows. Factors contributing to fluctuations in results of operations are presented in their order of monetary significance. We have quantified, when necessary, significant changes.

Operating environment. A table of selected published industry residential data for the years ended December 31, 2004, 2003 and 2002 follows. (The amounts shown for 2004 are preliminary and subject to revision.) The amounts below may not relate directly to or provide accurate data for forecasting our operating revenues or order counts.

	2004	2003	2002

Mortgage rates (30-year, fixed rate) – %
Average for the year	5.84	5.82	6.54
First quarter	5.61	5.84	6.97
Second quarter	6.13	5.51	6.82
Third quarter	5.90	6.01	6.29
Fourth quarter	5.73	5.92	6.08

Mortgage originations – in $ billions	2,812	3,832	2,614
Refinancings share – %	51.3	69.1	58.8
New home sales – in thousands	1,183	1,086	973
Existing home sales – in thousands	6,675	6,100	5,567

     As shown above, interest rates declined for five consecutive quarters, beginning in the second quarter of 2002 through the second quarter of 2003. Then, rates increased significantly by 50 basis points to 6.01%. Mortgage originations fell to lower levels beginning in the fourth quarter of 2003, primarily because refinancing transactions fell dramatically. Sales of new and existing homes continued an upward trend.

     The Company’s order levels also began to decline in the third quarter of 2003, largely because of the increase in interest rates. They remained below prior year levels through August 2004. For the rest of 2004, orders exceeded the number of orders received in 2003. Some of this increase was due to acquisitions. Our order counts follow (in thousands):

	2004	2003	2002

First quarter	223	263	171
Second quarter	222	315	174
Third quarter	204	238	249
Fourth quarter	191	171	239

	840	987	833

     Most industry experts project mortgage interest rates to rise slightly in 2005. Due to the large number of refinancings completed in 2003 and 2004, significantly fewer refinancing transactions are being forecast for 2005.

Title revenues. Our revenues from direct operations decreased 0.9% in 2004 and increased 29.2% in 2003. Acquisitions added revenues of $49.6 million and $48.8 million in 2004 and 2003, respectively. The number of direct closings we handled decreased 20.8% in 2004 and increased 24.1% in 2003. The largest revenue decreases in 2004 were in Texas, Colorado and Illinois, offset by increases in New York, Canada, California and Puerto Rico. The largest increases in 2003 were in California, Texas, Canada and Washington. Direct closings relate only to files closed by our underwriters and subsidiaries and do not include closings by independent agencies.

     The average revenue per closing increased 20.0% in 2004 due to a lower ratio of refinancings closed by our direct operations compared to the prior year. The average revenue per closing increased 4.3% in 2003. Title insurance premiums on refinancings are typically less than on property sales. The increase in average revenue per closing was also due to an increased proportion of commercial transactions and rising home prices.

     Premium revenues from independent agencies decreased 3.4% in 2004 and increased 25.6% in 2003. The decrease in 2004 was primarily due to a decrease in refinancing transactions offset somewhat by an increase in property sales. We are unable to quantify the relative contributions from refinancings and property sales because, in most jurisdictions, our independent agencies are not required to report this information. Our statements on sales and refinancings are based on published industry data from sources such as the Mortgage Bankers Association, the National Association of Realtors®, Fannie Mae and Freddie Mac. We also use information from our direct operations.

     The largest decreases in 2004 in premium revenues from independent agencies were primarily in California, Utah, New York and Michigan, offset partially by increases in Virginia, Florida and Pennsylvania. The increases in 2003 were primarily due to the increases in both refinancings and property sales. The largest increases in 2003 were in California, New York and Florida.

     The Texas Department of Insurance reduced title insurance premium rates by 6.5% effective July 1, 2004. The impact on our consolidated financial position or results of operations of this rate decrease was immaterial.

Title revenues by state. The approximate amounts and percentages of consolidated title operating revenues for the last three years were as follows:

	Amounts ($ millions)			Percentages
	2004	2003	2002	2004	2003	2002

California	353	414	305	17	19	18
Texas	269	264	234	13	12	14
Florida	175	159	119	8	7	7
New York	154	147	109	7	7	6
All others	1,137	1,154	916	55	55	55

	2,088	2,138	1,683	100	100	100

REI revenues. Real estate information revenues were $68.9 million in 2004, $78.7 million in 2003 and $71.1 million in 2002. The decrease in 2004 resulted primarily from a lesser amount of post-closing services and electronic mortgage documents resulting from a reduction in the volume of real estate transactions, offset somewhat by an increase in Section 1031 property exchange services. The increase in 2003 resulted primarily from providing a greater number of post-closing services, electronic mortgage documents and Section 1031 property exchange services resulting from the large volume of real estate transactions.

Investments. Investment income increased 13.7% in 2004 because of increases in average balances invested, partially offset by lower yields. Investment income decreased 4.3% in 2003 because of lower yields, partially offset by increases in average balances invested. Certain investment gains in 2004, 2003 and 2002 were realized as part of the ongoing management of the investment portfolio for the purpose of improving performance.

Agency retention. The amounts retained by agencies, as a percentage of revenues from agency operations, were 81.7%, 82.0% and 81.9% in the years 2004, 2003 and 2002, respectively. Amounts retained by title agencies are based on agreements between agencies and our title underwriters. The percentage that amounts retained by agencies bears to agency revenues may vary from year to year because of the geographical mix of agency operations and the volume of title revenues.

Selected cost ratios (by segment). The following table shows employee costs and other operating expenses as a percentage of related title and real estate information operating revenues for the last three years.

	Employee costs (%)			Other operating (%)
	2004	2003	2002	2004	2003	2002

Title	26.1	24.7	24.5	14.6	13.4	13.7
REI	65.3	56.9	57.0	28.6	27.2	26.8

     These two categories of expenses are discussed below in terms of year-to-year monetary changes.

Employee costs. Employee costs for the combined business segments increased 3.1% in 2004 and 26.5% in 2003. The number of persons we employed at December 31, 2004, 2003 and 2002 was approximately 9,000, 8,200 and 7,800, respectively. The increase in staff in 2004 was primarily due to 512 employees, and $28.2 million in employee costs, from acquisitions. The increase in staff in 2003 was primarily due to increased title and REI volume and acquisitions.

     In our REI segment, employee costs remained flat in 2004 but increased in 2003 primarily because we provided more post-closing services to lenders. These services are considerably more labor intensive than other REI services.

Other operating expenses. Other operating expenses for the combined business segments increased 5.7% in 2004 and 23.5% in 2003. The increase in other operating expenses in 2004 was primarily from acquisitions and new offices, which contributed approximately $12.5 million of the increase. Other 2004 increases were in litigation costs of $4.7 million, rent and technology costs. The increases were partially offset by decreases in certain REI expenses in response to volume decreases, supplies expense and attorney fees. The increase in other operating expenses in 2003 was primarily due to acquisitions and new offices, search fees, premium taxes and business promotion.

     Other operating expenses also includes title plant expenses. Most of our operating expenses follow, to varying degrees, the changes in transaction volume and revenues.

     Our employee costs and certain other operating expenses are sensitive to inflation. To the extent inflation causes increases in the prices of homes and other real estate, premium revenues also increase. Premiums are determined in part by the insured values of the transactions we handle.

Title losses. Provisions for title losses, as a percentage of title operating revenues, were 4.8%, 4.4% and 4.5% in 2004, 2003 and 2002, respectively. An increase in loss payment experience for prior policy years resulted in an increase in our loss ratio in 2004.

Income taxes. The provisions for federal, state and foreign income taxes represented effective tax rates of 38.1%, 38.0% and 38.6% in 2004, 2003 and 2002, respectively.

Contractual obligations. Our material contractual obligations at December 31, 2004 were:

	Payments due ($ millions)
	Less than	1-3	3-5	More than
	1 year	years	years	5 years	Total

Notes payable	10.1	10.1	9.2	20.5	49.9
Operating leases	45.2	66.5	39.0	56.0	206.7

	55.3	76.6	48.2	76.5	256.6

Estimated title losses					300.7

					557.3

     Material contractual obligations consist mainly of notes payable, operating leases and title losses. All operating leases are for office space and expire over the next 12 years. Future loss reserve payments are shown in total because we cannot accurately estimate the time period in which losses may be paid because claims, by their nature, are complex and incurred and paid over long periods of time. Loss reserves represent a total estimate only, whereas the other contractual obligations are determinable as to timing and amounts. Title losses paid were $68.4 million, $58.0 million and $48.4 million in 2004, 2003 and 2002, respectively.

Liquidity and capital resources. Cash provided by operations was $170.4 million, $190.1 million and $162.6 million in 2004, 2003 and 2002, respectively. Cash flow from operations has been the primary source of financing for additions to property and equipment, expanding operations, dividends to stockholders and other requirements. This source may be supplemented by bank borrowings.

     The most significant non-operating sources of cash were from proceeds of investments matured and sold in the amount of $405.7 million, $264.3 million and $163.7 million in 2004, 2003 and 2002, respectively. We used cash for the purchases of investments in the amount of $470.8 million, $416.3 million and $197.7 million in 2004, 2003 and 2002, respectively.

     A substantial majority of our consolidated cash and investments at December 31, 2004 was held by Stewart Title Guaranty Company (Guaranty) and its subsidiaries. The use and investment of these funds, dividends to the Company and cash transfers between Guaranty and its subsidiaries and the Company are subject to certain legal restrictions. See Notes 2 and 3 to the consolidated financial statements.

     Our liquidity at December 31, 2004, excluding Guaranty and its subsidiaries, was comprised of cash and investments aggregating $30.6 million and short-term liabilities of $2.3 million. We know of no commitments or uncertainties that are likely to materially affect our ability to fund cash needs. See Note 17 to the consolidated financial statements.

     Our loss reserves are fully funded, segregated and invested in high-quality securities and short-term investments. This is required by the insurance regulators of the states in which our underwriters are domiciled. At December 31, 2004, these investments aggregated $417.2 million and our estimated title loss reserves were $300.7 million.

     Historically, our operating cash flow has been sufficient to pay all title policy losses incurred. As reported in Note 4, the market value of our debt securities maturing in less than one year was $25.6 million at December 31, 2004. Combined with our annual cash flow from operations ($170.4 million in 2004), we do not expect future loss payments to create a liquidity problem for us. Beyond providing funds for losses, we manage the maturities of our investment portfolio to provide safety of capital, improve earnings and mitigate interest rate risks.

     Acquisitions during 2004, 2003 and 2002 resulted in additions to goodwill of $45.6 million, $13.7 million and $11.7 million, respectively.

     We consider our capital resources to be adequate. We expect external capital resources would be available, if needed, because of our low debt-to-equity ratio, in which long-term debt is $39.9 million and stockholders’ equity is $697.3 million at December 31, 2004. We are not aware of any trends, either favorable or unfavorable, that would materially affect notes payable or stockholders’ equity. We do not expect any material changes in the cost of such resources. Significant acquisitions in the future could materially affect the notes payable or stockholders’ equity balances.

Off-balance sheet arrangements. We do not have any material source of liquidity or financing that involves off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The discussion below about our risk management strategies includes forward-looking statements that are subject to risks and uncertainties. Management’s projections of hypothetical net losses in the fair value of our market rate-sensitive financial instruments, should certain potential changes in market rates occur, are presented below. While we believe that the potential market rate changes are possible, actual rate changes could differ.

     Our only material market risk in investments in financial instruments is our debt securities portfolio. We invest primarily in marketable municipal, corporate, foreign, U.S. Government and mortgage-backed debt securities. We do not invest in financial instruments of a hedging or derivative nature.

     We have established policies and procedures to minimize our exposure to changes in the fair values of our investments. These policies include retaining an investment advisory firm, an emphasis upon credit quality, management of portfolio duration, maintaining or increasing investment income through high coupon rates and actively managing profile and security mix depending upon market conditions. We have classified all of our investments as available-for-sale.

     Debt securities at December 31, 2004 mature, according to their contractual terms, as follows (actual maturities may differ because of call or prepayment rights):

	Amortized	Market
	cost	value
	($ thousands)
In one year or less	25,448	25,568
After one year through two years	33,682	34,125
After two years through three years	48,047	48,770
After three years through four years	50,599	51,878
After four years through five years	62,091	64,402
After five years	215,488	222,367
Mortgage-backed securities	318	295

	435,673	447,405

     We believe our investment portfolio is diversified and do not expect any material loss to result from the failure to perform by issuers of the debt securities we hold. Our investments are not collateralized. The mortgage-backed securities are insured by U.S. Government agencies.

     Based on our debt securities portfolio and interest rates at December 31, 2004, a 100 basis point increase (decrease) in interest rates would result in a decrease (increase) of approximately $19.1 million, or 4.3%, in the fair value of our portfolio. Changes in interest rates may affect the fair value of the debt securities portfolio and may result in unrealized gains or losses. Gains or losses would only be realized upon the sale of the investments. Any other-than-temporary declines in market values of securities are charged to earnings.

Item 8. Financial Statements and Supplementary Data

The information required to be provided in this item is included in our Consolidated Financial Statements, including the Notes thereto, attached hereto as pages F-1 to F-18, and such information is incorporated in this report by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Our principal executive officers and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2004, have concluded that, as of such date, our disclosure controls and procedures are adequate and effective to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

     There has been no change in our internal control over financial reporting during the fourth quarter of 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As a result, no corrective actions were required or undertaken.

     All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal controls over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal controls over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

     The Board of Directors has adopted the Stewart Code of Business Conduct and Ethics and Guidelines on Corporate Governance, as well as the Code of Ethics for Chief Executive Officers, Principal Financial Officer and Principal Accounting Officer. Each of these documents can be found at our website, www.stewart.com.

     See page F-2 for the Sarbanes-Oxley Section 404 Management Report and page F-3 for the Report of Independent Registered Public Accounting Firm on our effectiveness of internal control over financial reporting.

Item 9B. Other Information

None.

P A R T   III

Item 10. Directors and Executive Officers of the Registrant

The information regarding our directors and executive officers will be included in our proxy statement for our 2005 Annual Meeting of Stockholders (the Proxy Statement), to be filed within 120 days after December 31, 2004, and is incorporated in this report by reference.

Item 11. Executive Compensation

Information regarding executive compensation will be included in the Proxy Statement and is incorporated in this report by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information regarding security ownership of certain beneficial owners and management will be included in the Proxy Statement and is incorporated in this report by reference.

Item 13. Certain Relationships and Related Transactions

Information regarding certain relationships and related transactions will be included in the Proxy Statement and is incorporated in this report by reference.

Item 14. Principal Accounting Fees and Services

Information regarding fees paid to and services provided by our independent registered public accounting firm will be included in the Proxy Statement and is incorporated in this report by reference.

P A R T   IV

Item 15. Exhibits and Financial Statement Schedules

(a) Financial Statements and Financial Statement Schedules

The financial statements and financial statement schedules filed as part of this report are listed in the Index to Consolidated Financial Statements and Financial Statement Schedules on Page F-1 of this document. All other schedules are omitted, as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

(b) Exhibits

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
Officer, Secretary-Treasurer, Director and Principal Financial Officer

Dated: March 11, 2005

     Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed by the following persons on our behalf and in the capacities and on the dates indicated:

/s/ Robert L. Clarke (Robert L. Clarke)	Director	March 11, 2005

/s/ Max Crisp (Max Crisp)	Director	March 11, 2005
Director
(Nita Hanks)

/s/ Paul Hobby (Paul Hobby)	Director	March 11, 2005

/s/ E. Douglas Hodo (E. Douglas Hodo)	Director	March 11, 2005
Director
(Laurie C. Moore)

/s/ Malcolm S. Morris (Malcolm S. Morris)	Director	March 11, 2005

/s/ Stewart Morris, Jr. (Stewart Morris, Jr.)	Director	March 11, 2005
Director
(W. Arthur Porter)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES

Sarbanes-Oxley Section 404 Management Report

To the Board of Directors and Stockholders
of Stewart Information Services Corporation

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

Based on our assessment, management believes that, as of December 31, 2004, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm has issued an audit report on our assessment of the Company’s internal control over financial reporting.

By:	/s/	Malcolm S. Morris

Malcolm S. Morris, Co-Chief Executive Officer
and Chairman of the Board of Directors

By:	/s/	Stewart Morris, Jr.

Stewart Morris, Jr., Co-Chief Executive Officer,
President and Director

By:	/s/	Max Crisp

Max Crisp, Executive Vice President and Chief Financial
Officer, Secretary-Treasurer, Director and
Principal Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Stewart Information Services Corporation

We have audited management’s assessment, included in the accompanying Sarbanes-Oxley Section 404 Management Report, that Stewart Information Services Corporation maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Stewart Information Services Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Stewart Information Services Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Stewart Information Services Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as listed in the accompanying index of Stewart Information Services Corporation and our report dated March 10, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Houston, Texas
March 10, 2005

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Stewart Information Services Corporation

We have audited the consolidated financial statements of Stewart Information Services Corporation and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stewart Information Services Corporation and subsidiaries as of December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 7 to the consolidated financial statements, the Company changed its method of accounting for goodwill and intangibles in 2002.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Stewart Information Services Corporation’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Houston, Texas
March 10, 2005

CONSOLIDATED STATEMENTS OF EARNINGS, RETAINED EARNINGS AND
COMPREHENSIVE EARNINGS

Years ended December 31	2004	2003	2002
	($000 Omitted)
Revenues
Title insurance:
Direct operations	880,697	888,454	687,724
Agency operations	1,207,642	1,249,800	995,283

Real estate information services	68,907	78,666	71,119
Investment income	22,514	19,800	20,694
Investment gains — net	3,099	2,310	3,032

	2,182,859	2,239,030	1,777,852

Expenses
Amounts retained by agencies	987,024	1,024,282	814,651
Employee costs	591,092	573,486	453,304
Other operating expenses	324,897	307,509	249,069
Title losses and related claims	100,841	94,827	75,920
Depreciation and amortization	31,025	25,240	21,383
Interest	1,248	721	725
Minority interests	13,518	13,462	8,940

	2,049,645	2,039,527	1,623,992

Earnings before taxes	133,214	199,503	153,860
Income taxes	50,696	75,748	59,380

Net earnings	82,518	123,755	94,480

Retained earnings at beginning of year	469,107	353,226	258,746
Excess distribution to minority interest	(478)	—	—
Cash dividends on Common Stock ($.46 per share in 2004 and 2003)	(7,852)	(7,874)	—

Retained earnings at end of year	543,295	469,107	353,226

Average number of shares outstanding — assuming dilution (000 omitted)	18,199	17,980	17,826

Earnings per share — basic	4.56	6.93	5.33

Earnings per share — diluted	4.53	6.88	5.30

Comprehensive earnings:
Net earnings	82,518	123,755	94,480
Changes in other comprehensive earnings, net of taxes of ($663), $3,056 and $2,797	(1,231)	5,675	5,195

Comprehensive earnings	81,287	129,430	99,675

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

December 31	2004	2003
	($000 Omitted)
Assets
Cash and cash equivalents	121,383	114,202
Short-term investments	181,195	153,322

	302,578	267,524
Investments in debt and equity securities, at market:
Statutory reserve funds	401,814	375,421
Other	68,793	59,035

	470,607	434,456
Receivables:
Notes	6,683	6,155
Premiums from agencies	42,618	36,672
Income taxes	3,022	7,198
Other	35,384	35,260
Less allowance for uncollectible amounts	(7,430)	(6,260)

	80,277	79,025
Property and equipment, at cost:
Land	6,990	5,785
Buildings	15,162	10,647
Furniture and equipment	220,626	192,648
Less accumulated depreciation and amortization	(159,387)	(134,906)

	83,391	74,174

Title plants, at cost	52,679	43,216
Real estate, at lower of cost or net realizable value	1,743	2,306
Investments in investees, on an equity basis	19,814	16,194
Goodwill	124,636	79,084
Intangible assets, net of amortization	16,988	3,783
Other assets	40,640	32,105

	1,193,353	1,031,867

Liabilities
Notes payable, including $39,866 and $17,329 long-term portion	49,930	24,583
Accounts payable and accrued liabilities	101,544	82,147
Estimated title losses	300,749	268,089
Deferred income taxes	29,335	22,440
Minority interests	14,482	13,219

	496,040	410,478
Contingent liabilities and commitments

Stockholders’ equity
Common — $1 par, authorized 30,000,000, issued and outstanding 17,396,209 and 17,301,687	17,396	17,302
Class B Common — $1 par, authorized 1,500,000, issued and outstanding 1,050,012	1,050	1,050
Additional paid-in capital	125,689	122,816
Retained earnings	543,295	469,107
Accumulated other comprehensive earnings:
Unrealized investment gains	9,749	12,086
Foreign currency translation adjustments	4,039	2,933
Treasury stock — 325,669 Common shares, at cost	(3,905)	(3,905)

Total stockholders’ equity	697,313	621,389

	1,193,353	1,031,867

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31	2004	2003	2002
		($000 Omitted)
Cash provided by operating activities (Note)	170,410	190,063	162,553

Investing activities:
Proceeds from investments matured and sold	405,689	264,318	163,737
Purchases of investments	(470,777)	(416,258)	(197,748)
Purchases of property and equipment, title plants and real estate — net	(32,410)	(37,236)	(30,165)
Increases in notes receivable	(2,644)	(1,329)	(3,198)
Collections on notes receivable	2,432	1,352	6,305
Cash paid for equity investees and related intangibles — net	(3,791)	(7,000)	—
Cash paid for acquisitions of subsidiaries — net (see below)	(65,974)	(15,952)	(12,502)

Cash used by investing activities	(167,475)	(212,105)	(73,571)

Financing activities:
Cash dividends paid	(7,852)	(7,874)	—
Distributions to minority interests	(12,474)	(11,433)	(7,713)
Proceeds from exercise of stock options	1,284	3,878	467
Proceeds from notes payable	34,440	15,748	4,259
Payments on notes payable	(13,020)	(7,108)	(7,543)

Cash provided (used) by financing activities	2,378	(6,789)	(10,530)

Effect of changes in foreign currency exchange rates	1,868	3,877	(2)

Increase (decrease) in cash and cash equivalents	7,181	(24,954)	78,450

Cash and cash equivalents at beginning of period	114,202	139,156	60,706

Cash and cash equivalents at end of period	121,383	114,202	139,156

Note: Reconciliation of net earnings to the above amounts
Net earnings	82,518	123,755	94,480
Add (deduct):
Depreciation and amortization	31,025	25,240	21,383
Provisions for title losses in excess of payments	32,433	36,849	27,306
Increase in receivables — net	(1,354)	(9,848)	(19,429)
Increase (decrease) in payables and accrued liabilities — net	15,954	(3,317)	21,878
Minority interest expense	13,518	13,462	8,940
Net earnings from equity investees	(6,776)	(6,586)	(3,420)
Dividends received from equity investees	6,002	6,579	2,892
Provision for deferred income taxes	7,391	9,375	12,775
Other — net	(10,301)	(5,446)	(4,252)

Cash provided by operating activities	170,410	190,063	162,553

Supplemental information:
Assets acquired (purchase method):
Goodwill	45,552	13,655	11,739
Title plants	7,048	1,830	537
Property and equipment	7,479	1,115	3,565
Intangible assets	11,291	253	—
Other	2,301	4,032	1,015
Liabilities assumed	(7,697)	(4,933)	(6,574)
Treasury stock acquired	—	—	2,220

Cash paid for acquisitions of subsidiaries — net	65,974	15,952	12,502

Income taxes paid	47,436	81,267	27,540
Interest paid	971	618	730

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Three years ended December 31, 2004)

NOTE 1

General. Stewart Information Services Corporation, through its subsidiaries (collectively, the Company), is primarily engaged in the title insurance business. The Company also provides real estate information services. The Company operates through a network of policy-issuing offices and agencies throughout the United States. Approximately 30 percent of consolidated title revenues are generated in California and Texas. The operations in the international markets in which the Company does business are immaterial to consolidated results.

A. Management’s responsibility. The accompanying financial statements were prepared by management, which is responsible for their integrity and objectivity. The statements have been prepared in conformity with U.S. generally accepted accounting principles (GAAP), including management’s best judgments and estimates. Actual results could differ from estimates.

B. New significant accounting pronouncements. The Company adopted the stock-based compensation disclosure requirements of SFAS No. 148. See Note 1S. The impact on the Company’s consolidated financial position or results of operations for the change to the fair value method of accounting for stock-based compensation is expected to be immaterial.

     We adopted the requirements of consolidation and disclosure of variable interest entities created or obtained after January 31, 2003 as required by FIN 46 and FIN 46(R); certain provisions were effective June 15, 2003 and March 15, 2004. Companies are required to consolidate a variable interest entity if the company is subject to a majority of the risk of loss from the variable interest entity’s activities and/or is entitled to receive a majority of the entity’s residual returns. We have added only one such entity, in 2004, and its effect on the Company’s consolidated financial position or results of operations was immaterial.

     The Company will adopt SFAS No. 123(R), “Share-Based Payment,” during the third quarter of 2005, which will require the fair value of stock options to be recognized in the consolidated financial statements as compensation expense. The pro forma impact of stock option expensing, calculated as required by SFAS No. 123, is disclosed in Note 1S. The effect on the Company’s consolidated financial position or results of operations is expected to be immaterial.

C. Reclassifications. Certain prior year amounts in the consolidated financial statements have been reclassified for comparative purposes. Net earnings and stockholders’ equity, as previously reported, were not affected.

D. Consolidation. The consolidated financial statements include all (1) subsidiaries in which the Company owns more than 50% voting rights in electing directors and (2) variable interest entities when required by FIN 46 and FIN 46(R). Unconsolidated investees, owned 20% through 50% and where the Company exercises significant influence, are accounted for by the equity method. All significant intercompany accounts and transactions are eliminated and provisions are made for minority interests.

E. Statutory accounting. Stewart Title Guaranty Company (Guaranty) and other title insurance underwriters owned by the Company prepare financial statements in accordance with statutory accounting practices prescribed or permitted by regulatory authorities.

     In conforming the statutory financial statements to GAAP, the statutory premium reserve and the reserve for reported title losses are eliminated and, in substitution, amounts are established for estimated title losses (see Note 1G). The net effect, after providing for deferred income taxes, is included in consolidated retained earnings.

F. Revenue recognition. Operating revenues from direct title operations are considered earned at the time of the closing of the related real estate transaction. We recognize premium revenues on title insurance policies written by independent agencies when policies are reported to the Company. In addition, because of the time lag between the closing of an insured real estate transaction and the time the policy is reported to the underwriter, we also accrue for unreported policies (policies issued prior to period end, but not reported to the underwriter until after period end) where reasonable estimates can be made.

     We believe that reasonable estimates can be made when recent and consistent policy issuance information is available. Our estimates are based on historical reporting patterns and other information obtained about the operations of our agencies, as well as current industry trends, including trends in our direct operations.

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

     The Company’s liability for estimated title losses comprises both known claims and claims expected to be reported in the future. The amount of the reserve represents the aggregate future payments, net of recoveries, that we expect to incur on policy and escrow losses and in costs to settle claims. Provisions are charged to income in the same year the related premium revenues are recognized. We base our estimates on reported claims, historical loss experience, title industry averages and the current legal and economic environment.

     The Company’s estimated liability for future loss payments is regularly reviewed by us for reasonableness and adjusted as appropriate. Third-party consulting actuaries also review the adequacy of the liability on an annual basis. In accordance with industry practice, the amounts have not been discounted to their present values.

H. Cash equivalents. Cash equivalents are highly liquid investments with insignificant interest rate risks and maturities of three months or less at the time of acquisition.

I. Short-term investments. Short-term investments comprise time deposits with banks and savings and loan associations, federal government obligations, money market accounts and other investments maturing in less than one year.

J. Investments. We have classified our investment portfolio as available-for-sale. Realized gains and losses on sales of investments are determined using the specific identification method. Net unrealized gains and losses on securities, net of applicable deferred taxes, are included in stockholders’ equity. Any other-than-temporary declines in market values of securities are charged to earnings.

K. Property and equipment. Depreciation is computed principally using the straight-line method at the following rates: buildings - - 30 to 40 years and furniture and equipment - - 3 to 10 years. Maintenance and repairs are expensed as incurred while improvements are capitalized. Gains and losses are recognized at disposal.

L. Title plants. Title plants include compilations of a county’s official land records, prior examination files, copies of prior title policies, maps and related materials that are geographically indexed to a specific property. The costs of acquiring existing title plants and creating new ones, prior to the time such plants are placed in operation, are capitalized. Such costs are not amortized because there is no indication of any loss of value. The costs of maintaining and operating title plants are expensed as incurred. Gains and losses on sales of copies of title plants or interests in title plants are recognized at the time of sale.

M. Goodwill. Goodwill is the excess of the purchase price over the fair value of net assets acquired. Goodwill is not amortized but is reviewed no less than annually and, if determined to be impaired, is expensed to current operations.

N. Acquired intangibles. Acquired intangible assets are comprised mainly of non-compete and underwriting agreements and are amortized on a straight-line basis over the related estimated lives of the assets, which are primarily over 5 to 10 years.

O. Other long-lived assets. The Company reviews the carrying values of title plants and other long-lived assets if certain events occur that may indicate impairment. An impairment of these long-lived assets is indicated when projected undiscounted cash flows over the estimated lives of the assets are less than carrying values. If impairment is determined by management, the recorded amounts are written down to fair values by calculating the discounted values of projected cash flows.

P. Fair values. The fair values of financial instruments, including cash and cash equivalents, short-term investments, notes receivable, notes payable and accounts payable, are determined by references to various market data and other valuation techniques, as appropriate. The fair values of these financial instruments approximate their carrying values. Investments in debt and equity securities are carried at their fair values (see Note 4).

Q. Derivatives and hedging. The Company does not invest in hedging or derivative instruments. Accordingly, SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and the related standards have no impact on the consolidated financial statements.

R. Income taxes. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the tax bases and the book carrying values for certain assets and liabilities. Valuation allowances are provided as may be appropriate. Enacted tax rates are used in calculating amounts.

S. Stock option plans. The Company has two stock option plans. The Company accounts for the plans under the intrinsic value method. Accordingly, no stock-based employee compensation cost is reflected in net earnings, as all options granted under the plans had an exercise price equal to the market value of the underlying Common Stock on the date of grant. See Note 13.

     The Company applies APB No. 25 and related Interpretations in accounting for its plans. Under SFAS No. 123, compensation cost would be recognized for the fair value of the employees’ purchase rights, which is estimated using the Black-Scholes Model. The Company assumed a dividend yield of 0% to 1.4%, an expected life of ten years, an expected volatility of 33.8% to 38.0% and a risk-free interest rate of 4.0% to 4.8% for the three years ended December 31, 2004.

     Had compensation cost for the Company’s plans been determined consistent with SFAS No. 123, the Company’s net earnings and earnings per share would have been reduced to the pro forma amounts indicated as follows:

	2004	2003	2002

	($000 Omitted)
Net earnings:
As reported	82,518	123,755	94,480
Stock-based employee compensation determined under fair value method	(1,164)	(718)	(616)

Pro forma	81,354	123,037	93,864

Earnings per share:
Net earnings — basic	4.56	6.93	5.33
Pro forma — basic	4.50	6.89	5.29

Net earnings — diluted	4.53	6.88	5.30
Pro forma — diluted	4.47	6.84	5.27

NOTE 2

Restrictions on cash and investments. Statutory reserve funds of $401,814,000 and $375,421,000 and short-term investments of $56,870,000 and $21,032,000 at December 31, 2004 and 2003, respectively, are maintained to comply with legal requirements for statutory premium reserves and state deposits. These funds are not available for any other purpose.

     A substantial majority of consolidated investments and cash at each year end was held by the Company’s title insurer subsidiaries. Generally, the types of investments a title insurer can make are subject to legal restrictions. Furthermore, the transfer of funds by a title insurer to its parent or subsidiary operations, as well as other related party transactions, are restricted by law and generally require the approval of state insurance authorities.

NOTE 3

Dividend restrictions. Substantially all of the consolidated retained earnings at each year end were represented by Guaranty, which owns directly or indirectly substantially all of the subsidiaries included in the consolidation.

     Guaranty cannot pay a dividend in excess of certain limits without the approval of the Texas Insurance Commissioner. The maximum dividend which can be paid without such approval in 2005 is $83,581,000. Guaranty paid dividends of $21,615,000, $33,790,000 and $90,000 in 2004, 2003 and 2002, respectively.

     Dividends from Guaranty are also voluntarily restricted primarily to maintain statutory surplus and liquidity at competitive levels. The ability of a title insurer to pay claims can significantly affect the decision of lenders and other customers when buying a policy from a particular insurer.

     Surplus as regards policyholders for Guaranty was $417,906,000 and $374,796,000 at December 31, 2004 and 2003, respectively. Statutory net income for Guaranty was $26,609,000, $35,645,000 and $21,816,000 in 2004, 2003 and 2002, respectively.

NOTE 4

Investments. The amortized costs and market values of debt and equity securities at December 31 follow:

	2004		2003

	Amortized	Market	Amortized	Market
	cost	value	cost	value

		($000 Omitted)
Debt securities:
Municipal	191,758	196,883	180,294	187,205
Corporate and utilities	146,068	151,344	137,829	145,273
U.S. Government	29,041	28,905	28,660	28,795
Foreign bonds	68,488	69,978	54,741	56,125
Mortgage-backed	318	295	720	723
Equity securities	19,936	23,202	13,619	16,335

	455,609	470,607	415,863	434,456

     Gross unrealized gains and losses at December 31 were:

	2004		2003

	Gains	Losses	Gains	Losses

	($000 Omitted)
Debt securities:
Municipal	5,518	393	7,167	256
Corporate and utilities	5,682	406	7,596	152
U.S. Government	178	314	358	223
Foreign bonds	1,699	209	1,498	114
Mortgage-backed	1	24	17	14
Equity securities	3,457	191	2,759	43

	16,535	1,537	19,395	802

     Of the above total unrealized losses of $1,537,000 and $802,000, the amount in a loss position in excess of 12 months was $691,000 and $113,000 at December 31, 2004 and 2003, respectively, which was comprised primarily of municipal debt, U.S. Government bonds and corporate bonds at December 31, 2004, and municipal debt, foreign bonds and equity securities at December 31, 2003. The unrealized loss positions were caused by normal market fluctuations and represented 125 and 47 investments at December 31, 2004 and 2003, respectively. Because the Company has the intent and ability to hold these investments until maturity or a market price recovery, and no significant credit risk is deemed to exist, the investments are not considered other-than-temporarily impaired.

     Debt securities at December 31, 2004 mature, according to their contractual terms, as follows (actual maturities may differ because of call or prepayment rights):

	Amortized	Market
	cost	value

	($000 Omitted)
In one year or less	25,448	25,568
After one year through five years	194,419	199,175
After five years through ten years	161,657	165,876
After ten years	53,831	56,491
Mortgage-backed securities	318	295

	435,673	447,405

     The Company believes its investment portfolio is diversified and expects no material loss to result from the failure to perform by issuers of the debt securities it holds. Investments made by the Company are not collateralized. The mortgage-backed securities are insured by U.S. Government agencies.

NOTE 5

Investment income. Income from investments and gross realized investment gains and losses for the three years follow:

	2004	2003	2002

	($000 Omitted)
Income:
Debt securities	18,555	17,802	17,484
Short-term investments, cash equivalents and other	3,959	1,998	3,210

	22,514	19,800	20,694

Realized gains and losses:
Gains	3,582	5,239	7,966	(1)
Losses	(483)	(2,929)	(4,934)

	3,099	2,310	3,032

(1)	Includes gains on sales of real estate of $2,376,000.

     The sales of debt securities resulted in proceeds of $55,259,000 in 2004, $131,707,000 in 2003 and $118,106,000 in 2002.

     Expenses assignable to investment income were insignificant. There were no significant investments at December 31, 2004 that did not produce income during the year.

NOTE 6

Income taxes. Deferred income taxes at December 31, 2004 and 2003 were as follows:

	2004	2003

	($000 Omitted)
Deferred tax assets:
Accruals not currently deductible	3,843	1,379
Litigation reserves not currently deductible	2,052	497
Net operating loss carryforwards	224	171
Allowance for uncollectible amounts	1,365	1,251
Investments in partnerships	1,332	1,498
Foreign tax credit carryforwards	2,917	1,490
Other	2,001	2,115

	13,734	8,401
Less valuation allowance	(492)	(1,292)

	13,242	7,109
Deferred tax liabilities:
Tax over book title loss provisions	(28,894)	(20,552)
Unrealized gains on investments	(5,250)	(6,507)
Tax over book depreciation and amortization	(4,350)	(230)
Other	(4,083)	(2,260)

	(42,577)	(29,549)

Net deferred income taxes	(29,335)	(22,440)

     The Company has $2,917,000 of foreign tax credit carryforwards that expire in 2014. The valuation allowance relates to certain foreign tax credit carryforwards and other deferred tax assets. Deferred tax expense was $7,391,000, $9,375,000 and $12,775,000 in 2004, 2003 and 2002, respectively. Management believes it is more likely than not that future earnings will be sufficient to permit the Company to realize its deferred tax assets.

     The following reconciles federal income taxes computed at the statutory rate with income taxes as reported.

	2004	2003	2002

	($000 Omitted)
Expected income taxes at 35%	46,625	69,826	53,851
State taxes — net	2,708	4,073	3,268
Foreign taxes — net of tax credits	1,204	864	1,761
Tax effect of permanent differences:
Tax-exempt interest	(2,205)	(2,052)	(2,009)
Meals and entertainment	2,098	1,680	1,140
Net earnings from equity investees	(2,372)	(2,305)	(1,197)
Minority interests	1,485	2,003	1,201
Non-taxable income	(2,158)	(1,609)	(1,303)
Other — net	3,311	3,268	2,668

Income taxes	50,696	75,748	59,380

Effective income tax rate (%)	38.1	38.0	38.6

NOTE 7

Goodwill and acquired intangibles. The amount of goodwill for the title reporting unit was $114,719,000 (of $124,636,000) and $69,167,000 (of $79,084,000) at December 31, 2004 and 2003, respectively. The remaining goodwill was attributable to the REI segment’s two reporting units.

     During the three years ended December 31, 2004, goodwill was increased by acquisitions. In accordance with SFAS No. 142, amortization of goodwill was stopped effective January 1, 2002.

     During 2003, $1,955,000 of goodwill attributed to a subsidiary held for sale was written off and is included in other operating expenses in the consolidated financial statements. There were no impairment write-offs of goodwill during the years ended December 31, 2004 and 2002.

     Amortization expense for acquired intangibles was $2,103,000 for the year ended December 31, 2004. Accumulated amortization of intangibles was $2,657,000 at December 31, 2004. In each of the years 2005 through 2009, the estimated amortization expense will be less than $3,500,000.

NOTE 8

Equity investees. Certain summarized aggregate financial information for equity investees follows:

	2004	2003	2002

	($000 Omitted)
For the year:
Revenues	82,445	72,997	47,723
Net earnings	17,391	13,443	7,635
At December 31:
Total assets	22,661	18,422
Notes payable	406	2,597
Stockholders’ equity	18,411	12,429

     Net premium revenues earned from policies issued by equity investees were $12,254,000, $10,424,000 and $9,092,000 in 2004, 2003 and 2002, respectively.

     The amount of earnings from equity investees was $6,776,000, $6,586,000 and $3,420,000 in 2004, 2003 and 2002, respectively. These amounts are included in title insurance — direct operations in the consolidated financial statements.

     Goodwill related to equity investees was $15,834,000 and $12,258,000 at December 31, 2004 and 2003, respectively, and these goodwill balances are included in investments in investees in the consolidated financial statements. Equity investments will continue to be reviewed for impairment. See Note 1M.

NOTE 9

Notes payable.

	2004	2003

	($000 Omitted)
Banks – primarily unsecured and at LIBOR (1) plus .75%, varying payments	47,501	21,479
Other than banks	2,429	3,104

	49,930	24,583

(1)	2.42% and 1.12% at December 31, 2004 and 2003, respectively.

     Principal payments on the notes are due $10,064,000 in 2005, $5,394,000 in 2006, $4,760,000 in 2007, $4,950,000 in 2008, $4,221,000 in 2009 and $20,541,000 subsequent to 2009.

NOTE 10

Estimated title losses. Provisions accrued, payments made and liability balances for the three years follow:

	2004	2003	2002

	($000 Omitted)
Balances at January 1	268,089	230,058	202,544
Provisions	100,841	94,827	75,920
Payments	(68,408)	(57,978)	(48,441)
Reserve balances acquired	227	1,182	35

Balances at December 31	300,749	268,089	230,058

     Provisions include amounts related to the current year of approximately $100,611,000, $94,578,000 and $75,626,000 for 2004, 2003 and 2002, respectively. Payments related to the current year, including escrow and other loss payments, were approximately $18,220,000, $16,484,000 and $10,688,000 in 2004, 2003 and 2002, respectively.

NOTE 11

Common Stock and Class B Common Stock. Holders of Common and Class B Common Stock have the same rights, except no cash dividends may be paid on Class B Common Stock. The two classes of stock vote separately when electing directors and on any amendment to the Company’s certificate of incorporation that affects the two classes unequally.

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

     Class B Common Stock may, at any time, be converted by its stockholders into Common Stock on a share-for-share basis, but all of the holders of Class B Common Stock have agreed among themselves not to convert their stock. The agreement may be extended or terminated by them at any time. Such conversion is mandatory on any transfer to a person not a lineal descendant (or spouse, trustee, etc. of such descendant) of William H. Stewart.

     At December 31, 2004 and 2003, there were 145,820 shares of Common Stock held by a subsidiary of the Company. These shares are considered retired but may be issued from time to time in lieu of new shares.

NOTE 12

Changes in stockholders’ equity.

	Common		Accumulated
	and Class B	Additional	other
	Common	paid-in	comprehensive	Treasury
	Stock	capital	earnings	stock

	($000 Omitted)
Balances at December 31, 2001	17,918	115,239	4,149	(1,512)
Stock bonuses and other	44	747	—	—
Exercise of stock options	95	372	—	—
Tax benefit of stock options exercised	—	512	—	—
Unrealized investment gains	—	—	7,205	—
Realized gain reclassification	—	—	(2,009)	—
Foreign currency translation	—	—	(1)	—
Common Stock repurchased	—	—	—	(2,220)
Common Stock forfeited	—	—	—	(173)

Balances at December 31, 2002	18,057	116,870	9,344	(3,905)
Stock bonuses and other	43	1,053	—	—
Exercise of stock options	252	3,626	—	—
Tax benefit of stock options exercised	—	1,267	—	—
Unrealized investment gains	—	—	3,446	—
Realized gain reclassification	—	—	(399)	—
Foreign currency translation	—	—	2,628	—

Balances at December 31, 2003	18,352	122,816	15,019	(3,905)
Stock bonuses and other	31	1,170	—	—
Exercise of stock options	63	1,221	—	—
Tax benefit of stock options exercised	—	482	—	—
Unrealized investment gains	—	—	(2,297)	—
Realized gain reclassification	—	—	(40)	—
Foreign currency translation	—	—	1,106	—

Balances at December 31, 2004	18,446	125,689	13,788	(3,905)

NOTE 13

Stock options. A summary of the status of the Company’s stock option plans for the three years follows:

		Exercise
	Shares	prices (1)

		($)
December 31, 2001	516,200	13.79
Granted	86,100	19.02
Exercised	(94,800)	4.98
Forfeited	(2,800)	20.22

December 31,2002	504,700	16.31
Granted	89,700	23.16
Exercised	(251,422)	15.42

December 31,2003	342,978	18.75
Granted	92,100	42.97
Exercised	(62,600)	20.50

December 31, 2004	372,478	24.44

(1)	Weighted averages

     At December 31, 2004, 2003 and 2002 there were 372,478, 342,978 and 504,700 options, respectively, exercisable. The weighted average fair values of options granted during the years 2004, 2003 and 2002 were $19.44, $12.31 and $11.01, respectively.

     The following summarizes information about fixed stock options outstanding and exercisable at December 31, 2004:

	Range of exercise prices ($)
	9.75 to	21.87 to
	20.22	47.10	Total

Shares	219,078	153,400	372,478
Remaining contractual life – years (1)	5.1	8.7	6.6
Exercise prices ($)(1)	17.27	34.68	24.44

(1)	Weighted averages

NOTE 14

Earnings per share. The Company’s basic earnings per share was calculated by dividing net earnings by the weighted average number of shares of Common Stock and Class B Common Stock outstanding during the reporting period.

     To calculate diluted earnings per share, the number of shares determined above was increased by assuming the issuance of all dilutive shares during the same reporting period. The treasury stock method was used to calculate the additional number of shares. The only potentially dilutive effect on earnings per share for the Company is related to its stock option plans.

     In calculating the effect of the options and determining diluted earnings per share, the average number of shares used in calculating basic earnings per share was increased by 102,000 in 2004, 118,000 in 2003 and 90,000 in 2002. Stock option grants in 2004, 2003 and 2002 to purchase 66,500 shares, 0 shares and 89,500 shares, respectively, were excluded from the computation of diluted earnings per share as these options were considered anti-dilutive.

NOTE 15

Reinsurance. As is the industry practice, on certain transactions the Company cedes risks to other title insurance underwriters and reinsurers. However, the Company remains liable if the reinsurer should fail to meet its obligations. The Company also assumes risks from other underwriters. Payments and recoveries on reinsured losses were insignificant during the three years ended December 31, 2004. The total amount of premiums for assumed and ceded risks was less than one percent of title revenues in each of the last three years.

NOTE 16

Leases. The Company’s expense for leased office space was $52,697,000 in 2004, $46,511,000 in 2003 and $40,663,000 in 2002. These are noncancelable, operating leases expiring over the next 12 years. The future minimum lease payments are summarized as follows (stated in thousands of dollars):

2005	45,258
2006	36,984
2007	29,502
2008	23,131
2009	15,868
2010 and after	55,975

206,718

NOTE 17

Contingent liabilities and commitments. The Company is contingently liable for disbursements of escrow funds held by agencies in certain cases where specific insured closing guarantees have been issued.

     The Company routinely holds funds in segregated escrow accounts pending the closing of real estate transactions. This resulted in a contingent liability to the Company of approximately $1,289,017,000 at December 31, 2004.

     The Company is a qualified intermediary in tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code. The Company holds the proceeds from these transactions until a qualifying exchange can occur. This resulted in a contingent liability to the Company of approximately $789,150,000 at December 31, 2004.

     As is industry practice, these escrow and Section 1031 accounts are not included in the consolidated balance sheets.

     At December 31, 2004 the Company was contingently liable for guarantees of indebtedness owed primarily to banks and others by certain third parties. The guarantees relate primarily to business expansion and generally expire no later than 2014. The maximum potential future payments on the guarantees amounted to $13,265,000. Management believes that the related underlying assets and the collateral available, primarily title plants and corporate stock, would enable the Company to recover the amounts paid under the guarantees. The Company believes no provision for losses is needed because no loss is expected on these guarantees. The Company’s accrued liability related to the non-contingent value of third-party guarantees was $397,000 at December 31, 2004.

     In the ordinary course of business the Company guarantees the third-party indebtedness of its consolidated subsidiaries. At December 31, 2004 the maximum potential future payments on the guarantees is not more than the notes payable recorded in the consolidated balance sheets. The Company also has unused letters of credit amounting to $2,785,000 related to workers’ compensation policies.

     In the normal conduct of its business, the Company is subject to lawsuits, regulatory investigations and other legal proceedings that may involve substantial amounts. Such matters are not predictable with complete assurance. The Company believes the probable resolution of such contingencies will not materially affect the consolidated financial condition of the Company.

NOTE 18

Variable interest entities. The Company, in the ordinary course of business, enters into joint ventures and partnerships related to its title operations. These entities are immaterial to the Company’s consolidated financial position or results of operations individually and in the aggregate. At December 31, 2004, the Company had no material exposure to loss associated with variable interest entities to which it is a party.

NOTE 19

Segment information. The Company’s two reportable segments are title and real estate information (REI). Both segments serve each other and the real estate and mortgage industries.

          The title segment provides services needed in transferring the title in a real estate transaction. These services include searching, examining and closing the title to real property and insuring the condition of the title.

          The REI segment primarily provides services related to real estate transactions using electronic delivery. These services include title reports, flood certificates, credit reports, property appraisals, document preparation, property information reports and background checks. This segment also provides post-closing services to lenders. In addition, the REI segment provides services related to Section 1031 tax-deferred property exchanges, mapping, and construction and maintenance of title plants for county clerks, tax assessors and title agencies.

     Under the Company’s internal reporting system, most general corporate expenses are incurred by and charged to the title segment. Technology operating costs are also charged to the title segment, except for direct expenditures related to the REI segment. All investment income is included in the title segment as it is generated primarily from the investments of the title underwriter operations.

	Title	REI	Total

	($000 Omitted)
2004:
Revenues	2,113,952	68,907	2,182,859
Intersegment revenues	1,449	3,460	4,909
Depreciation and amortization	27,061	3,964	31,025
Pretax earnings	130,024	3,190	133,214
Identifiable assets	1,151,563	41,790	1,193,353

2003:
Revenues	2,160,364	78,666	2,239,030
Intersegment revenues	1,843	3,752	5,595
Depreciation and amortization	21,535	3,705	25,240
Pretax earnings	187,435	12,068	199,503
Identifiable assets	988,384	43,483	1,031,867

2002:
Revenues	1,706,733	71,119	1,777,852
Intersegment revenues	2,063	1,398	3,461
Depreciation and amortization	18,545	2,838	21,383
Pretax earnings	145,059	8,801	153,860

NOTE 20

Quarterly financial information (unaudited).

	Mar 31	June 30	Sept 30	Dec 31

	($000 Omitted, except per share)
Revenues:
2004	464,892	565,456	529,663	622,848
2003	440,924	558,075	629,388	610,643

Net earnings:
2004	11,140	29,961	21,138	20,279	(1)
2003	19,875	41,030	42,068	20,782	(1)

Earnings per share – diluted:
2004	0.61	1.65	1.16	1.11
2003	1.11	2.29	2.34	1.15

     (1) The fourth quarters of 2004 and 2003 include expenses of $4.4 million and $2.4 million, respectively, related to litigation, which reduced net earnings by $2.9 million and $1.6 million, respectively. The fourth quarter of 2003 also includes $1.1 million related to a loss on an REI mapping/automation project that reduced 2003 net earnings by $0.7 million.

     Computations of per share amounts for quarters are made independently. Therefore, the sum of per share amounts above may not agree with per share amounts for the year as a whole.

SCHEDULE I

STEWART INFORMATION SERVICES CORPORATION
(Parent Company)

EARNINGS AND RETAINED EARNINGS INFORMATION

	Years ended December 31
	2004	2003	2002
	(In thousands)

Revenues
Investment income, including $136, $271 and $284 from affiliates	$477	$516	$816
Other income	11	36	418

	488	552	1,234

Expenses
Employee costs	3,120	846	284
Other operating expenses, including $101, $73 and $79 to affiliates	3,618	4,044	3,610
Depreciation and amortization	796	243	70

	7,534	5,133	3,964

Loss before taxes and earnings from subsidiaries	(7,046)	(4,581)	(2,730)
Income tax benefit	1,938	1,012	772
Earnings from subsidiaries	87,626	127,324	96,438

Net earnings	82,518	123,755	94,480

Retained earnings at beginning of year	469,107	353,226	258,746
Excess distribution to minority interest	(478)	—	—
Cash dividends on Common Stock ($.46 per share in 2004 and 2003)	(7,852)	(7,874)	—

Retained earnings at end of year	$543,295	$469,107	$353,226

See accompanying note to financial statement information.

(Schedule continued on following page.)

SCHEDULE I
(continued)

STEWART INFORMATION SERVICES CORPORATION
(Parent Company)

BALANCE SHEET INFORMATION

	December 31
	2004	2003
	(In thousands)

Assets
Cash and cash equivalents	$1,186	$3,145
Short-term investments	100	100

	1,286	3,245

Investments in debt securities, at market	29,352	22,018

Receivables:
Notes, including $10,315 and $16,399 from affiliates	10,649	16,663
Other, including $11,898 and $12,942 from affiliates	12,091	13,425
Less allowance for uncollectible amounts	(69)	(71)

	22,671	30,017

Property and equipment, at cost:
Land	2,857	2,857
Buildings	455	455
Furniture and equipment	3,078	3,031
Less accumulated depreciation	(699)	(421)

	5,691	5,922

Title plants, at cost	48	48
Investments in subsidiaries, on an equity basis	629,332	559,494
Goodwill	8,470	—
Other assets	12,653	7,686

	$709,503	$628,430

Liabilities
Notes payable	$121	$196
Accounts payable and accrued liabilities	12,069	6,845

	12,190	7,041

Contingent liabilities and commitments

Stockholders’ equity
Common – $1 par, authorized 30,000,000, issued and outstanding 17,396,209 and 17,301,687	17,396	17,302
Class B Common – $1 par, authorized 1,500,000, issued and outstanding 1,050,012	1,050	1,050
Additional paid-in capital	125,689	122,816
Retained earnings (1)	543,295	469,107
Accumulated other comprehensive earnings:
Unrealized investment gains	9,749	12,086
Foreign currency translation adjustments	4,039	2,933
Treasury stock – 325,669 Common shares, at cost	(3,905)	(3,905)

Total stockholders’equity	697,313	621,389

	$709,503	$628,430

(1)	Includes undistributed earnings of subsidiaries of $560,096 in 2004 and $480,322 in 2003.

See accompanying note to financial statement information.

(Schedule continued on following page.)

SCHEDULE I
(continued)

STEWART INFORMATION SERVICES CORPORATION
(Parent Company)

CASH FLOW INFORMATION

	Years ended December 31
	2004	2003	2002
	(In thousands)

Cash provided (used) by operating activities (Note)	$7,017	$(3,205)	$(1,685)

Investing activities:
Proceeds from investments matured and sold	31,861	15,951	19,799
Purchases of investments	(39,194)	(28,205)	(11,686)
Purchases of property and equipment — net	(46)	(1,882)	(4,209)
Increases in notes receivables	(447)	(100)	(93)
Collections on notes receivables	6,462	7,032	9,529
Dividends received from subsidiary	10,765	22,290	90
Cash paid for acquisitions of subsidiaries — net	(11,733)	(5,604)	(11,382)

Cash (used) provided by investing activities	(2,332)	9,482	2,048

Financing activities:
Dividends paid	(7,852)	(7,874)	—
Proceeds from exercise of stock options	1,284	3,878	467
Payments on notes payable	(76)	(69)	(64)

Cash (used) provided by financing activities	(6,644)	(4,065)	403

(Decrease) increase in cash and cash equivalents	(1,959)	2,212	766

Cash and cash equivalents at beginning of period	3,145	933	167

Cash and cash equivalents at end of period	$1,186	$3,145	$933

Note: Reconciliation of net earnings to the above amounts Net earnings	$82,518	$123,755	$94,480
Add (deduct):
Depreciation and amortization	796	243	70
Decrease (increase) in receivables — net	1,331	(12,459)	9
Increase (decrease) in payables and accrued liabilities — net	5,553	5,345	(705)
Net earnings of equity investees	(87,626)	(127,324)	(96,438)
Deferred tax benefit	(328)	(183)	(281)
Other — net	4,773	7,418	1,180

Cash provided (used) by operating activities	$7,017	$(3,205)	$(1,685)

Supplemental information:
Income taxes paid	—	—	—
Interest paid	12	17	22

See accompanying note to financial statement information.

(Schedule continued on following page.)

SCHEDULE I
(continued)

STEWART INFORMATION SERVICES CORPORATION
(Parent Company)

NOTE TO FINANCIAL STATEMENT INFORMATION

     We operate as a holding company, transacting substantially all business through our subsidiaries. Our consolidated financial statements are included in Part II, Item 8 of Form 10-K. The Parent Company financial statements should be read in conjunction with the aforementioned consolidated financial statements and notes thereto and financial statement schedules.

     Certain amounts in the 2003 and 2002 Parent Company financial statements have been reclassified for comparative purposes. Net earnings and stockholders’ equity, as previously reported, were not affected.

     Dividends from a subsidiary for 2004, 2003 and 2002 were $21,615,000, $33,790,000 and $90,000, respectively.

SCHEDULE II

STEWART INFORMATION SERVICES CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

December 31, 2004

Col. A	Col. B	Col. C			Col. D		Col. E
		Additions			Deductions
	Balance	Charged	Charged to				Balance
	at	to	other				at
	beginning	costs and	accounts				end
Description	of period	expenses	(describe)		(describe)		of period

Stewart Information Services Corporation and subsidiaries:

Year ended December 31, 2002:
Estimated title losses	$202,544,380	$75,920,324	$35,000	(C)	$48,442,030	(A)	$230,057,674
Allowance for uncollectible amounts	4,664,470	2,223,000	–		1,579,908	(B)	5,307,562

Year ended December 31, 2003:
Estimated title losses	230,057,674	94,826,566	1,182,000	(C)	57,977,311	(A)	268,088,929
Allowance for uncollectible amounts	5,307,562	2,522,000	–		1,569,738	(B)	6,259,824

Year ended December 31, 2004:
Estimated title losses	268,088,929	100,840,539	227,000	(C)	68,406,954	(A)	300,749,514
Allowance for uncollectible amounts	6,259,824	2,600,000	–		1,429,624	(B)	7,430,200

Stewart Information Services Corporation — Parent:

Year ended December 31, 2002:
Allowance for uncollectible amounts	$20,000	–	–		$294	(B)	$19,706

Year ended December 31, 2003:
Allowance for uncollectible amounts	19,706	$53,415	–		1,975	(B)	71,146
Year ended December 31, 2004:
Allowance for uncollectible amounts	71,146	–	–		2,279	(B)	68,867

(A) Represents primarily payments of policy and escrow losses and loss adjustment expenses.

(B) Represents uncollectible accounts written off.

(C) Represents estimated title loss reserve balances acquired.

INDEX TO EXHIBITS

Exhibit

3.1		-	Certificate of Incorporation of the Registrant, as amended March 19, 2001 (incorporated by reference in this report from Exhibit 3.1 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

3.2		-	By-Laws of the Registrant, as amended March 13, 2000 (incorporated by reference in this report from Exhibit 3.2 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

4.1		-	Rights of Common and Class B Common Stockholders (incorporated by reference to Exhibits 3.1 and 3.2 hereto)

10.1	*†	-	Summary of agreements as to payment of bonuses to certain executive officers

10.2	†	-	Deferred Compensation Agreements dated March 10, 1986, amended July 24, 1990 and October 30, 1992, between the Registrant and certain executive officers (incorporated by reference in this report from Exhibit 10.2 of the Annual Report on Form 10-K for the fiscal year ended December 31, 1997)

10.3	†	-	Stewart Information Services Corporation 1999 Stock Option Plan (incorporated by reference in this report from Exhibit 10.3 of the Annual Report on Form 10-K for the fiscal year ended December 31, 1999)

10.4	†	-	Stewart Information Services Corporation 2002 Stock Option Plan for Region Managers (incorporated by reference in this report from Exhibit 10.4 of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2002)

14.1	*	-	Code of Ethics for Chief Executive Officers, Principal Financial Officer and Principal Accounting Officer

21.1	*	-	Subsidiaries of the Registrant

23.1	*	-	Consent of Independent Registered Public Accounting Firm, including consent to incorporation by reference of their reports into previously filed Securities Act registration statements

31.1	*	-	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	-	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	*	-	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	-	Certification of Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	-	Certification of Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	*	-	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

†	Management contract or compensatory plan.