Form 10-Q
period 2005-03-31
STEWART INFORMATION SERVICES CORP
filed 2005-05-06
CIK 94344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 1-12688

STEWART INFORMATION SERVICES CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	74-1677330

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1980 Post Oak Blvd., Houston TX 77056

(Address of principal executive offices, including zip code)

(713) 625-8100

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 29, 2005.

Common	17,076,651
Class B Common	1,050,012

FORM 10-Q
QUARTERLY REPORT
Quarter Ended March 31, 2005

As used in this report, “we”, “us”, “our” and “Stewart” mean Stewart Information Services Corporation and our subsidiaries unless the context indicates otherwise.

STEWART INFORMATION SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE EARNINGS
FOR THE QUARTERS ENDED
MARCH 31, 2005 and 2004

	THREE MONTHS ENDED
	MAR 31	MAR 31
	2005	2004
	($000 omitted)

Revenues
Title insurance:
Direct operations	212,874	182,534
Agency operations	275,306	257,887
Real estate information services	17,627	17,615
Investment income	6,308	5,152
Investment gains — net	468	1,704

	512,583	464,892

Expenses
Amounts retained by agencies	225,208	210,052
Employee costs	155,617	134,350
Other operating expenses	80,997	73,981
Title losses and related claims	22,131	19,280
Depreciation and amortization	7,806	6,976
Interest	617	218
Minority interests	2,923	2,148

	495,299	447,005

Earnings before taxes	17,284	17,887
Income taxes	6,618	6,747

Net earnings	10,666	11,140

Average number of shares outstanding — basic (000 omitted)	18,123	18,070

Average number of shares outstanding — assuming dilution (000 omitted)	18,225	18,181

Earnings per share — basic	0.59	0.62

Earnings per share — diluted	0.59	0.61

Comprehensive earnings:
Net earnings	10,666	11,140
Changes in other comprehensive earnings, net of taxes of ($2,761) and $901, respectively	(5,127)	1,673

Comprehensive earnings	5,539	12,813

See notes to condensed consolidated financial statements.

STEWART INFORMATION SERVICES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2005 AND DECEMBER 31, 2004

	MAR 31	DEC 31
	2005	2004
	($000 omitted)
Assets
Cash and cash equivalents	96,856	121,383
Short-term investments	194,135	181,195
Investments — statutory reserve funds	402,659	401,814
Investments — other	69,569	68,793
Receivables	73,985	80,277
Property and equipment	83,754	83,391
Title plants	54,110	52,679
Goodwill	142,840	124,636
Intangible assets	18,901	16,988
Other assets	61,111	62,197

	1,197,920	1,193,353

Liabilities
Notes payable	63,844	49,930
Accounts payable and accrued liabilities	83,376	101,544
Estimated title losses	306,345	300,749
Deferred income taxes	26,425	29,335
Minority interests	14,824	14,482

	494,814	496,040
Contingent liabilities and commitments

Stockholders’ equity
Common and Class B Common Stock and Additional paid-in capital	144,389	144,135
Retained earnings	553,961	543,295
Accumulated other comprehensive earnings	8,661	13,788
Treasury stock — 325,669 Common shares	(3,905)	(3,905)

Total stockholders’ equity (18,126,655 and 18,100,136 shares outstanding)	703,106	697,313

	1,197,920	1,193,353

See notes to condensed consolidated financial statements.

STEWART INFORMATION SERVICES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

	THREE MONTHS ENDED
	MAR 31	MAR 31
	2005	2004
	($000 omitted)

Cash provided by operating activities (Note)	14,287	25,825

Investing activities:
Purchases of property and equipment and title plants — net	(6,452)	(5,604)
Proceeds from investments matured and sold	155,599	134,920
Purchases of investments	(177,045)	(139,681)
Increases in notes receivable	(605)	(1,612)
Collections on notes receivable	284	534
Cash paid for equity investees and related intangibles — net	—	(1,000)
Cash paid for acquisitions of subsidiaries — net (see below)	(7,809)	(27,067)

Cash used by investing activities	(36,028)	(39,510)

Financing activities:
Distributions to minority interests	(2,566)	(2,558)
Proceeds from exercise of stock options	—	873
Proceeds from notes payable	2,495	6,739
Payments on notes payable	(2,050)	(3,596)

Cash (used) provided by financing activities	(2,121)	1,458

Effect of changes in foreign currency exchange rates	(665)	(574)

Decrease in cash and cash equivalents	(24,527)	(12,801)

Note: Reconciliation of net earnings to the above amounts

Net earnings	10,666	11,140
Add (deduct):
Depreciation and amortization	7,806	6,976
Provisions for title losses in excess of payments	5,596	6,340
Increase in receivables — net	6,481	14,082
Decrease in payables and accrued liabilities — net	(18,487)	(14,749)
Minority interest expense	2,923	2,148
Net earnings from equity investees	(892)	(933)
Dividends received from equity investees	441	571
Realized investment gains — net	(339)	(1,704)
Stock bonuses	254	1,127
(Decrease) increase in deferred taxes	(149)	678
(Increase) decrease in other assets	(330)	778
Other — net	317	(629)

Cash provided by operating activities — see above	14,287	25,825

Supplemental information:
Net assets acquired:
Goodwill	16,733	18,682
Title plants	1,007	1,578
Property and equipment	732	4,611
Intangible assets	2,734	232
Other	276	4,403
Liabilities assumed	(253)	(2,439)
Debt issued	(13,420)	—

Cash paid for acquisitions of subsidiaries — net	7,809	27,067

STEWART INFORMATION SERVICES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Interim Financial Statements

The financial information contained in this report for the three month periods ended March 31, 2005 and 2004, and as of March 31, 2005, is unaudited. In the opinion of our management, all adjustments necessary for a fair presentation of this information for all unaudited periods, consisting only of normal recurring accruals, have been made. The results of operations for the interim periods are not necessarily indicative of results for a full year. This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Certain amounts in the 2004 condensed consolidated financial statements have been reclassified for comparative purposes. Net earnings, as previously reported, were not affected.

Note 2: Stock Option Plans

The Company has two stock option plans. The Company accounts for the plans under the intrinsic value method. Accordingly, no stock-based employee compensation cost is reflected in net earnings, as all options granted under the plans had an exercise price equal to the market value of the underlying Common Stock on the date of grant.

The Company applies APB No. 25 and related Interpretations in accounting for its plans. Under SFAS No. 123(R), “Share-Based Payment,” compensation cost would be recognized for the fair value of the employees’ purchase rights, which is estimated using the Black-Scholes Model. The Company assumed a dividend yield of 1.1% and 1.0%, an expected life of ten years, an expected volatility of 34.5% and 34.8% and a risk-free interest rate of 5.5% and 4.0% for the two quarters ended March 31, 2005 and 2004, respectively.

On April 14, 2005 the Securities and Exchange Commission announced the adoption of a new rule that amends the effective date for SFAS No. 123(R). Although the Company is not required to comply with Statement No. 123(R) until the first quarter of 2006, we may adopt it in an earlier period. Had compensation cost for the Company’s plans been determined consistent with SFAS No. 123(R), the Company’s net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

	THREE MONTHS ENDED
	MAR 31	MAR 31
	2005	2004
	($000 omitted, except per share amounts)

Net earnings:

As reported	10,666	11,140
Stock-based employee compensation determined under fair value method, net of tax	(883)	(932)

Pro forma	9,783	10,208

Earnings per share:

Net earnings — basic	0.59	0.62
Pro forma — basic	0.54	0.56
Net earnings — diluted	0.59	0.61
Pro forma — diluted	0.54	0.56

Note 3: Segment Information

Our two reportable segments are title and real estate information. Selected financial information related to these segments follows:

		Real estate
	Title	information	Total
	($000 omitted)
Revenues:

Three months ended
March 31, 2005	494,956	17,627	512,583
March 31, 2004	447,277	17,615	464,892

Pretax earnings:

Three months ended
March 31, 2005	15,555	1,729	17,284
March 31, 2004	16,653	1,234	17,887

Identifiable assets:

March 31, 2005	1,154,676	43,244	1,197,920
December 31, 2004	1,151,563	41,790	1,193,353

Intersegment revenues are insignificant and have been eliminated from the above amounts.

Note 4: Earnings Per Share

Our basic earnings per share was calculated by dividing net earnings by the weighted average number of shares of Common Stock and Class B Common Stock outstanding during the reporting period. The only potentially dilutive effect on earnings per share relates to our stock option plans.

In calculating the effect of the options and determining diluted earnings per share, the average number of shares used in calculating basic earnings per share was increased by 102,000 and 111,000 for the three month periods ended March 31, 2005 and 2004, respectively. At March 31, 2005, and March 31, 2004, respectively, 133,000 and 66,500 options were considered anti-dilutive.

Note 5: Equity in Investees

The amount of earnings from equity investments was $0.9 million for both the three months ended March 31, 2005 and the three months ended March 31, 2004. These amounts are included in “title insurance revenues — direct operations” in the condensed consolidated statements of earnings and comprehensive earnings.

Note 6: Contingent Liabilities and Commitments

On March 31, 2005, the Company was contingently liable for guarantees of indebtedness owed primarily to banks and others by certain third parties. The guarantees relate primarily to business expansion and generally expire no later than 2019. The maximum potential future payments on the guarantees amounted to $13,183,000. Management believes that the related underlying assets and the collateral available, primarily title plants and corporate stock, would enable the Company to recover any amounts paid under the guarantees. The Company believes no provision for losses is needed because no loss is expected on these guarantees. The Company’s accrued liability balance related to the non-contingent value of third-party guarantees was $410,000 at March 31, 2005.

In the ordinary course of business, the Company guarantees the third party indebtedness of its consolidated subsidiaries. On March 31, 2005, the maximum potential future payments on the guarantees is not more than the notes payable recorded on the condensed consolidated balance sheets. The Company also has unused letters of credit amounting to $2,785,000 related to workers’ compensation policies.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management Overview. We reported net earnings of $10.7 million for the three months ended March 31, 2005, compared with net earnings of $11.1 million for the first quarter of 2004. On a diluted per share basis, net earnings were $0.59 for the first quarter of 2005, compared with net earnings of $0.61 for the first quarter of 2004.

Although the volume of higher-margin commercial transactions increased this year, overall profit margins decreased slightly in the first quarter compared with the same period of 2004. Higher employee costs and continued investment in technology-driven products and new services were the primary reasons for the margin decline. Acquisitions in higher-cost markets also reduced margins in the first quarter of 2005. The Company believes its ongoing investment in technology will drive future market share, productivity and profits.

Critical accounting estimates. Actual results can differ from the estimates we report. However, we believe there is no material risk of a change in our accounting estimates that is likely to have a material impact on our reported financial condition or operating performance for the three months ended March 31, 2005.

Title loss reserves. Our most critical accounting estimate is providing for title loss reserves. Our liability for estimated title losses comprises both known claims and claims expected to be reported in the future. The amount of the reserve represents the aggregate future payments, net of recoveries, which we expect to incur on policy and escrow losses and in costs to settle claims.

We base our estimates on reported claims, historical loss experience, title industry averages and the current legal and economic environment. In making estimates, we use moving-average ratios of recent actual policy loss payment experience, net of recoveries, to premium revenues. Provisions for title losses, as a percentage of title operating revenues, were 4.5% and 4.4% for the quarters ended March 31, 2005 and 2004, respectively. A change of 0.1% in this percentage would have changed the provision for title losses and pretax earnings by approximately $.5 million during the quarter ended March 31, 2005.

Estimating future loss payments is difficult and our assumptions are subject to the risk of change. Claims, by their very nature, are complex and involve uncertainties as to the dollar amount and timing of individual payments. Claims are often paid up to 20 years or more after a policy is issued.

We have consistently followed the same basic method of estimating loss payments for more than ten years. Third-party consulting actuaries have reviewed and found our title loss reserves to be adequate at each year end for more than nine years.

Goodwill and other long-lived assets. Based on events that may indicate impairment of title plants and other long-lived assets, and our June 30 annual evaluation of goodwill, we estimate any loss in value and expense it as part of our current operations. The process of determining impairment involves projections of future cash flows, operating results and market conditions. Uncertainties exist in these projections and they are subject to change as a result of changes in interest rates and overall real estate markets. Actual market conditions and operating results may vary materially from our projections. We use third-party appraisers to assist us in determining the fair value of our reportable units and assessing whether an impairment of goodwill exists. There were no impairment write-offs of goodwill during the quarters ended March 31, 2005 and 2004.

Policy-issuing agency revenues. We recognize premium revenues on title insurance policies written by independent agencies when the policies are reported to us. In addition, because of the time lag between the closing of an insured real estate transaction and the time the policy is reported to us, we also accrue for unreported policies (policies issued prior to period end, but not reported to the underwriter until after period end) where reasonable estimates can be made. We believe that reasonable estimates can be made when recent and consistent policy-issuance and cash remittance information is available. Our estimates are based on historical reporting patterns and other information about our agencies. We also use current trends in our direct operations and in the title industry. In this accrual, we are not estimating future transactions. We are estimating policies that have already been issued but not yet received by us. We have consistently followed the same basic method of estimating unreported policies for more than ten years.

What we do. Our primary business is title insurance and settlement-related services. We close transactions and issue title policies on homes, commercial properties and other real property located in all 50 states, the District of Columbia and foreign countries through more than 7,800 policy-issuing offices and agencies. We also sell electronically delivered real estate services and information, as well as mapping products and geographic information systems, to domestic and foreign governments and private entities. Our current levels of non-USA operations are immaterial with respect to our consolidated financial results.

Our business has two main segments: title insurance-related services and real estate information (REI). These segments are closely related due to the nature of their operations and common customers.

Factors affecting revenues. The principal factors that contribute to increases in our operating revenues for our title and REI segments include:

•	declining mortgage interest rates, which usually increase home sales and refinancing transactions;
•	rising home prices;
•	higher premium rates;
•	number of households;
•	increased market share;
•	opening of new offices and acquisitions; and
•	a higher ratio of commercial transactions that, although relatively few in number, typically yield higher premiums.

These factors may override the seasonal nature of the title business.

Our employee costs and certain other operating costs are sensitive to inflation. To the extent inflation causes increases in the prices of homes and other real estate, premium revenues are also increased. Premiums are determined in part by the insured values of the transactions we handle.

RESULTS OF OPERATIONS

Factors contributing to fluctuations in results of operations are presented in their order of monetary significance. We have quantified, where appropriate, significant changes.

THREE MONTHS ENDED MARCH 31, 2005 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2004

Operating environment. According to published industry data, interest rates for 30-year fixed-rate mortgages, excluding points, for the three months ended March 31, 2005, averaged 5.8% as compared with 5.6% for the same period in 2004. Mortgage interest rates increased 50 basis points in the second quarter of 2004 but have trended slightly downward over the last eight months. The rate at the end of March 2005 was 5.9%, up 27 basis points from February.

While sales of existing homes increased 6.9 percent in the first three months of 2005 compared with the same period in 2004, new home sales declined 1.9 percent over the same comparison period. March 2005 home sales saw an annualized pace of 6.89 million versus 6.57 million one year earlier. One-to-four family residential lending, however, declined from an estimated $635 billion in the first quarter of 2004 to $596 billion in the first quarter of 2005. The decline was primarily a result of refinance activity declining from 62.7 percent of lending volume in the first quarter of 2004 to 55.6 percent in the first quarter of 2005. Refinance premium rates typically are 60 percent of the title premium revenue of a similarly priced sales transaction.

The Company’s order levels began to decline in the third quarter of 2003, largely because of the increase in interest rates. They remained below prior year levels through August 2004. For the rest of 2004 and until March 2005, orders exceeded the number of orders received in the comparable prior year period. Orders in the month of March 2005 were down 8.4 percent from the same month of 2004. However, due to acquisitions there was an overall increase during the first quarter of 2005 as compared with the same period in 2004.

Title revenues. Our revenues from direct operations increased 16.6% in the first quarter of 2005 as compared with the first quarter of 2004. Acquisitions added revenues of $18.0 million in the first quarter of 2005 compared with the first quarter of 2004. The total number of direct closings we handled increased 2.5% in the first quarter of 2005 compared with the same period in 2004. The average revenue per closing increased 13.9% in the first quarter of 2005 compared with the first quarter of 2004 due to the increase in commercial transactions, a lower ratio of refinancings closed by our direct operations, and an increase in home prices. The largest revenue increases were in California, Texas and Utah. Direct operations relate only to files closed by our underwriters and subsidiaries and do not include closings by independent agencies.

Premium revenues from agencies increased 6.8% to $275.3 million in the first quarter of 2005 from $257.9 million in the first quarter of 2004. An increased number of agencies contributed to the increase in 2005 offset somewhat by the acquisition of certain agencies. The largest revenue increases in 2005 were primarily in Pennsylvania, Florida, Maryland, and New Jersey, offset somewhat by a decrease in Texas.

The Texas Department of Insurance reduced title insurance premium rates by 6.5% effective July 1, 2004. The impact on our consolidated financial position or results of operations of this rate decrease was immaterial.

REI revenues. Real estate information revenues were $17.6 million for both the first quarter of 2005 and for the first quarter of 2004. While revenues related to Section 1031 tax deferred exchanges for the three months ended March 31, 2005 increased over the same period in 2004, those increases were offset by a decrease in mortgage information revenues.

Investments. Investment income increased 22.4% in the first quarter of 2005 compared with the first quarter of 2004 due to increases in average balances invested as well as higher yields. Certain investment gains and losses were realized as part of the ongoing management of the investment portfolio for the purpose of improving performance.

Agency retention. The amounts retained by agencies, as a percentage of revenues from agency operations, were 81.8% and 81.5% in the first quarters of 2005 and 2004, respectively. Amounts retained by title agencies are based on agreements between agencies and our title underwriters. The percentage that amounts retained by agencies bears to agency revenues may vary from period to period because of the geographical mix of agency operations and the volume of title revenues.

Employee costs. Employee costs for the combined business segments increased 15.8% in the first quarter of 2005. We had approximately 9,300 and 8,300 employees at March 31, 2005 and March 31, 2004, respectively. Of the increase in staff, approximately 940 employees, and $10.8 million in employee costs, resulted from acquisitions. Certain acquisitions made in higher-cost markets, along with the continued development of technology-driven products and new services, contributed to the increase in employee costs and the ratio of employee costs to revenues. In our REI segment, employee costs increased slightly due to increased staff in the Section 1031 tax deferred exchange business, offset by decreases in the mortgage information business.

Other operating expenses. Other operating expenses for the combined business segments increased 9.5% in the first quarter of 2005. The increase was primarily from acquisitions, which contributed approximately $4.9 million of the increase. Other increases were in rent and certain REI expenses. Other operating expenses also include search fees, premiums tax, insurance, litigation costs, business promotion, telephone, title plant expenses and supplies. Most of these operating expenses follow, to varying degrees, the changes in transaction volume and revenues.

Title losses. Provisions for title losses, as a percentage of title operating revenues, were 4.5% in the first quarter of 2005, compared with 4.4% in the first quarter of 2004.

Income taxes. The provisions for federal, state and foreign income taxes represented effective tax rates of 38.3% and 37.7% in the first quarters of 2005 and 2004, respectively. The annual effective tax rate for 2004 was 38.1%.

Liquidity and capital resources. Cash provided by operations was $14.3 million and $25.8 million in the first quarter of 2005 and 2004, respectively. The decrease in cash provided by operations relates primarily to the collection of a $7.2 million income tax receivable during the first quarter of 2004. Cash flow from operations has been the primary source of financing for additions to property and equipment, expanding operations, dividends to shareholders and other requirements. This source may be supplemented by bank borrowings.

The most significant non-operating sources of cash were from proceeds of investments matured and sold in the amount of $155.6 million and $134.9 million in the first quarters of 2005 and 2004, respectively. We used cash for the purchases of investments in the amounts of $177.0 million and $139.7 million in the first quarters of 2005 and 2004, respectively.

A substantial majority of consolidated cash and investments was held by Stewart Title Guaranty Company (Guaranty) and its subsidiaries. Cash transfers between Guaranty and its subsidiaries and the Company are subject to certain legal restrictions. See Notes 2 and 3 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004.

Our liquidity, excluding Guaranty and its subsidiaries, is comprised of cash and investments aggregating $40.4 million and short-term liabilities of $2.0 million at March 31, 2005. We know of no commitments or uncertainties that are likely to materially affect our ability to fund cash needs.

Our loss reserves are fully funded, segregated and invested in high-quality securities and short-term investments. This is required by the insurance regulators of the states in which our underwriters are domiciled. At March 31, 2005, these investments aggregated $420.9 million and our estimated title loss reserves were $306.3 million.

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

Acquisitions during the first quarters of 2005 and 2004 resulted in additions to goodwill, excluding reallocations, of $16.7 million and $18.7 million, respectively.

Unrealized gains and losses, net of the related tax effect, on investments are reported in accumulated other comprehensive earnings, a component of stockholders’ equity, until realized. During the first quarter of 2005, unrealized investment losses reduced comprehensive earnings by $4.7 million, net of tax. Virtually all of such reduction was due to an increase in interest rates.

We consider our capital resources to be adequate, as our capital resources are represented by a low debt-to-equity ratio. Notes payable were $63.8 million and stockholders’ equity was $703.1 million at March 31, 2005. We are not aware of any trends, either favorable or unfavorable, that would materially affect notes payable or stockholders’ equity. We do not expect any material changes in the cost of such resources. Significant acquisitions in the future could materially affect the notes payable or stockholders’ equity balances.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our investment strategies, types of financial instruments held or the risks associated with such instruments which would materially alter the market risk disclosures made in our Annual Report on Form 10-K for the year ended December 31, 2004.

Item 4. Controls and Procedures

Our principal executive officers and our principal financial officer, based upon their evaluation of our disclosure controls and procedures conducted as of March 31, 2005, have concluded that those disclosure controls and procedures are effective.

There has been no change in our internal control over financial reporting during the first quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As a result, no corrective actions were required or undertaken.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are a party to routine lawsuits incidental to our business, most of which involve disputed policy claims. In many of these suits, the plaintiff seeks exemplary or treble damages in excess of policy limits based on the alleged malfeasance of an issuing agent. We do not expect that any of these proceedings will have a material adverse effect on our consolidated financial condition. Additionally, we have received various inquiries from governmental regulators concerning practices in the insurance industry. Many of these practices do not concern title insurance and we do not anticipate they will materially affect the consolidated financial condition of the Company. We, along with the other major title insurance companies, are party to a number of class actions concerning the title insurance industry. The Company believes that it has adequate reserves for these contingencies and that the likely resolution of these matters will not materially affect the consolidated financial condition of the Company.

Item 5. Other Information

We paid regular quarterly cash dividends on our Common Stock from 1972 through 1999. During 1999, our Board of Directors approved a plan to repurchase up to 5% (680,000 shares) of our outstanding Common Stock. The Board also determined that our regular quarterly dividend should be discontinued in favor of returning those and additional funds to stockholders through the stock repurchase plan. Under this plan, we repurchased 116,900 shares of Common Stock during 2000 and none in 2001 through March 31, 2005. An additional 208,769 shares of treasury stock were acquired primarily in the second quarter of 2002. The majority of these shares were acquired as a result of the consolidation of a majority owned subsidiary that was previously held as an equity investee. All of these shares were held by us as treasury shares at March 31, 2005.

No cash dividends were paid from 2000 until December 2003. In response to favorable tax law changes, the Board of Directors declared and paid an annual cash dividend of $0.46 per share in December 2004 and 2003 to Common stockholders. Our Certificate of Incorporation provides that no cash dividends may be paid on the Class B Common Stock.

We had a book value per share of $38.79 and $38.48 at March 31, 2005 and December 31, 2004, respectively. At March 31, 2005, this measure is based on approximately $703.1 million in stockholders’ equity and 18.1 million shares outstanding. At December 31, 2004, this measure was based on approximately $697.3 million in stockholders’ equity and 18.1 million shares outstanding.

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

     May 5, 2005
          Date

Stewart Information Services Corporation

Registrant

By:	/s/ Max Crisp

Max Crisp, Executive Vice President and Chief Financial
Officer, Secretary-Treasurer, Director and
Principal Financial Officer

INDEX TO EXHIBITS

Exhibit

	3.1	-	Certificate of Incorporation of the Registrant, as amended March 19, 2001 (incorporated by reference in this report from Exhibit 3.1 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

	3.2	-	By-Laws of the Registrant, as amended March 13, 2000 (incorporated by reference in this report from Exhibit 3.2 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

	4.1	-	Rights of Common and Class B Common Stockholders (incorporated by reference in this report from Exhibit 4.1 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2004)

*	31.1	-	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*	31.2	-	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*	31.3	-	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*	32.1	-	Certification of Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	32.2	-	Certification of Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	32.3	-	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	99.1	-	Details of Investments at March 31, 2005 and December 31, 2004

*	Filed herewith