Form 10-Q/A
period 2005-03-31
STEWART INFORMATION SERVICES CORP
filed 2005-05-10
CIK 94344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q/A

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

Explanatory Note

This Amendment to Form 10-Q, for the quarter ended March 31, 2005, is being filed to correct Exhibits 31.1, 31.3 and 32.1. Exhibits 31.1 and 32.1 are being re-filed to correct the spelling of Mr. Malcolm S. Morris, Co-Chief Executive Officer and Chairman of the Board of Directors. Exhibit 31.3 was inadvertently replaced with Exhibit 31.1 in the original filing and is being submitted, herewith in the Amendment.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

     May 5, 2005
          Date

Stewart Information Services Corporation

Registrant

By:	/s/ Max Crisp

Max Crisp, Executive Vice President and Chief Financial
Officer, Secretary-Treasurer, Director and
Principal Financial Officer

13

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