Form 10-Q
period 2005-06-30
STEWART INFORMATION SERVICES CORP
filed 2005-08-08
CIK 94344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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

1980 Post Oak Blvd., Houston TX 77056 (Address of principal executive offices) (Zip Code)

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
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 29, 2005.

Common	17,084,681
Class B Common	1,050,012

FORM 10-Q
QUARTERLY REPORT
Quarter Ended June 30, 2005

Item No.		Page
	Part I — FINANCIAL INFORMATION

1.	Financial Statements	1

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

3.	Quantitative and Qualitative Disclosures About Market Risk	13

4.	Controls and Procedures	13

	Part II — OTHER INFORMATION

1.	Legal Proceedings	14

4.	Submission of Matters to a Vote of Security Holders	14

5.	Other Information	15

6.	Exhibits	15

	Signature	16
Summary of Agreements
2005 Long-Term Incentive Plan
Certification Co-CEO Pursuant to Section 302
Certification Co-CEO Pursuant to Section 302
Certification CFO Pursuant to Section 302
Certification Co-CEO Pursuant to Section 906
Certification Co-CEO Pursuant to Section 906
Certification CFO Pursuant to Section 906
Details of Investments
As used in this report, “we”, “us”, “our” and “Stewart” mean Stewart Information Services Corporation and our subsidiaries, unless the context indicates otherwise.

STEWART INFORMATION SERVICES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE EARNINGS
FOR THE THREE MONTHS AND SIX MONTHS ENDED
JUNE 30, 2005 AND 2004

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30	JUNE 30	JUNE 30	JUNE 30
	2005	2004	2005	2004
		($000 omitted)
Revenues
Title insurance:
Direct operations	278,941	241,578	491,815	424,112
Agency operations	341,500	300,595	615,185	558,482

Real estate information services	20,688	17,711	38,315	35,326
Investment income	7,149	5,170	13,457	10,322
Investment and other gains — net	2,801	402	3,269	2,106

	651,079	565,456	1,162,041	1,030,348

Expenses
Amounts retained by agencies	279,637	245,403	503,224	455,455
Employee costs	173,873	152,453	329,490	286,803
Other operating expenses	91,967	81,747	172,964	155,728
Title losses and related claims	30,213	25,807	52,344	45,087
Depreciation and amortization	8,244	8,282	16,050	15,258
Interest	778	272	1,395	490
Minority interests	5,597	3,860	8,520	6,008

	590,309	517,824	1,083,987	964,829

Earnings before taxes	60,770	47,632	78,054	65,519
Income taxes	23,543	17,671	30,161	24,418

Net earnings	37,227	29,961	47,893	41,101

Average number of shares outstanding — basic (000 omitted)	18,130	18,101	18,127	18,086

Average number of shares outstanding — assuming dilution (000 omitted)	18,227	18,192	18,226	18,187

Earnings per share — basic	2.05	1.66	2.64	2.27

Earnings per share — diluted	2.04	1.65	2.63	2.26

Comprehensive earnings:
Net earnings	37,227	29,961	47,893	41,101
Changes in other comprehensive earnings, net of taxes of $2,144, ($5,409), ($617) and ($4,509)	3,982	(10,046)	(1,145)	(8,373)

Comprehensive earnings	41,209	19,915	46,748	32,728

See notes to condensed consolidated financial statements.

STEWART INFORMATION SERVICES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2005 AND DECEMBER 31, 2004

	JUN 30	DEC 31
	2005	2004
	($000 omitted)
Assets
Cash and cash equivalents	119,610	121,383
Short-term investments	201,852	181,195
Investments — statutory reserve funds	429,824	401,814
Investments — other	80,924	68,793
Receivables	86,723	80,277
Property and equipment	85,379	83,391
Title plants	55,548	52,679
Goodwill	146,424	124,636
Intangible assets	16,728	16,988
Other assets	60,685	62,197

	1,283,697	1,193,353

Liabilities
Notes payable	64,840	49,930
Accounts payable and accrued liabilities	103,833	101,544
Estimated title losses	319,667	300,749
Deferred income taxes	33,963	29,335
Minority interests	16,768	14,482

	539,071	496,040

Contingent liabilities and commitments

Stockholders’ equity
Common and Class B Common Stock and additional paid-in capital	144,700	144,135
Retained earnings	591,188	543,295
Accumulated other comprehensive earnings	12,643	13,788
Treasury stock — 325,669 Common shares	(3,905)	(3,905)

Total stockholders’ equity (18,134,693 and 18,120,552 shares outstanding)	744,626	697,313

	1,283,697	1,193,353

See notes to condensed consolidated financial statements.

STEWART INFORMATION SERVICES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

	SIX MONTHS ENDED
	JUNE 30	JUNE 30
	2005	2004
	($000 omitted)
Cash provided by operating activities (Note)	87,369	84,810

Investing activities:
Purchases of property and equipment and title plants — net	(16,847)	(13,896)
Proceeds from investments matured and sold	258,053	196,205
Purchases of investments	(317,699)	(224,539)
Increases in notes receivable	(926)	(1,953)
Collections on notes receivable	539	1,697
Cash paid for equity investee and related intangibles — net	(850)	(2,940)
Cash paid for acquisitions of subsidiaries — net (see below)	(9,403)	(25,903)
Proceeds from sale of equity investees	7,775	—

Cash used by investing activities	(79,358)	(71,329)

Financing activities:
Distributions to minority interests	(6,468)	(6,005)
Proceeds from exercise of stock options	—	873
Proceeds from notes payable	6,592	3,610
Payments on notes payable	(8,418)	(5,051)

Cash used by financing activities	(8,294)	(6,573)

Effect of changes in foreign currency exchange rates	(1,490)	(1,286)

(Decrease) increase in cash and cash equivalents	(1,773)	5,622

Note: Reconciliation of net earnings to the above amounts

Net earnings	47,893	41,101
Add (deduct):
Depreciation and amortization	16,050	15,258
Provisions for title losses in excess of payments	18,903	11,881
Provisions for uncollectible amounts — net	607	268
(Increase) decrease in receivables — net	(6,098)	9,818
Increase (decrease) in payables and accrued liabilities — net	1,648	(1,245)
Minority interest expense	8,520	6,008
Net earnings from equity investees	(3,088)	(3,576)
Dividends received from equity investees	1,716	2,258
Realized investment and other gains — net	(3,269)	(2,106)
Stock bonuses	565	1,202
Increase in deferred income taxes	5,245	4,071
Increase in other assets	(1,418)	(1,256)
Other — net	95	1,128

Cash provided by operating activities — see above	87,369	84,810

Supplemental information:
Net assets acquired:
Goodwill	20,363	30,323
Title plants	1,876	4,501
Property and equipment	881	5,930
Intangible assets	3,033	3,804
Other	473	2,071
Liabilities assumed	(600)	(3,704)
Debt issued	(16,623)	(17,022)

Cash paid for acquisitions of subsidiaries — net	9,403	25,903

See notes to condensed consolidated financial statements.

STEWART INFORMATION SERVICES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1: Interim financial statements
The financial information contained in this report for the six month periods ended June 30, 2005 and 2004, and as of June 30, 2005, is unaudited. In the opinion of the Company’s management, all adjustments necessary for a fair presentation of this information for all unaudited periods, consisting only of normal recurring accruals, have been made. The results of operations for the interim periods are not necessarily indicative of results for a full year. This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
Certain amounts in the 2004 condensed consolidated financial statements have been reclassified for comparative purposes. Net earnings, as previously reported, were not affected.
Note 2: Stock option plans
The Company combined its two stock option plans into a single plan in May 2005. The Company accounts for the plan under the intrinsic value method. Accordingly, no stock-based employee compensation cost is reflected in net earnings, as all options granted under the plans had an exercise price equal to the market value of the underlying Common Stock on the date of grant.
The Company applies APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations in accounting for its plans. Under SFAS No. 123(R), “Share-Based Payment,” compensation cost would be recognized for the fair value of the employees’ purchase rights, which is estimated using the Black-Scholes Model. The Company assumed a dividend yield of 1.1% and 1.0%, an expected life of ten years, an expected volatility of 34.5% and 34.9% and a risk-free interest rate of 5.5% and 4.0% for the two quarters ended June 30, 2005 and 2004, respectively.
In April 2005 the Securities and Exchange Commission announced the adoption of a new rule that amends the effective date for SFAS No.
123(R). Although the Company is not required to comply with SFAS No. 123(R) until the first quarter of 2006, we may adopt it in an earlier period. Had compensation cost for the Company’s plans been determined consistent with SFAS No. 123(R), the Company’s net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30	JUNE 30	JUNE 30	JUNE 30
	2005	2004	2005	2004
	($000 omitted, except per share amounts)
Net earnings:

As reported	37,227	29,961	47,893	41,101
Stock-based employee compensation determined under fair value method, net of tax	(303)	(232)	(1,186)	(1,164)

Pro forma	36,924	29,729	46,707	39,937

Earnings per share:

Net earnings – basic	2.05	1.66	2.64	2.27
Pro forma – basic	2.04	1.64	2.58	2.21
Net earnings – diluted	2.04	1.65	2.63	2.26
Pro forma – diluted	2.03	1.63	2.56	2.20

Note 3: Segment information
The Company’s two reportable segments are title and real estate information. Selected financial information related to these segments follows:

		Real estate
	Title	information	Total
		($000 omitted)
Revenues:

Three months ended
June 30, 2005	630,391	20,688	651,079
June 30, 2004	547,745	17,711	565,456

Six months ended
June 30, 2005	1,123,726	38,315	1,162,041
June 30, 2004	995,022	35,326	1,030,348

Pretax earnings:

Three months ended
June 30, 2005	57,861	2,909	60,770
June 30, 2004	46,417	1,215	47,632

Six months ended
June 30, 2005	74,073	3,981	78,054
June 30, 2004	63,070	2,449	65,519

Identifiable assets:

June 30, 2005	1,237,692	46,005	1,283,697
December 31, 2004	1,151,563	41,790	1,193,353
Intersegment revenues are insignificant and have been eliminated from the above amounts.
Note 4: Earnings per share
The Company’s basic earnings per share was calculated by dividing net earnings by the weighted average number of shares of Common Stock and Class B Common Stock outstanding during the reporting period.
To calculate diluted earnings per share, the number of shares determined above was increased by assuming the issuance of all dilutive shares during the same reporting period. The treasury stock method was used to calculate the additional number of shares. The only potentially dilutive effect on earnings per share relates to the Company’s stock option plans.
In calculating the effect of the options and determining diluted earnings per share, the average number of shares used in calculating basic earnings per share was increased by 97,000 and 91,000 for the three-month periods ended June 30, 2005 and 2004, respectively, and 99,000 and 101,000 for the six-month periods ended June 30, 2005 and 2004, respectively.
Stock option grants for the three-month and six-month periods ended June 30, 2005 to purchase 141,000 and 125,000 shares, respectively, were excluded from the computation of diluted earnings per share as these options were considered anti-dilutive. Stock option grants for the three-month and six-month periods ended June 30, 2004 to purchase 67,000 and 55,000 shares, respectively, were excluded from the computation of diluted earnings per share as these options were considered anti-dilutive.

Note 5: Equity investees
Unconsolidated investees, owned 20% through 50% and where the Company exercises significant influence, are accounted for by the equity method. The amount of earnings from equity investees was $2.2 million and $2.6 million for the quarters ended June 30, 2005 and 2004, respectively, and $3.1 million and $3.6 million for the six-month periods ended June 30, 2005 and 2004, respectively. These amounts are included in “title insurance — direct operations” in the condensed consolidated statements of earnings and comprehensive earnings.
Note 6: Contingent liabilities and commitments
On June 30, 2005, the Company was contingently liable for guarantees of indebtedness owed primarily to banks and others by certain third parties. The guarantees relate primarily to business expansion and generally expire no later than 2019. The maximum potential future payments on the guarantees amounted to $12,813,000. Management believes that the related underlying assets and the collateral available, primarily title plants and corporate stock, would enable the Company to recover any amounts paid under the guarantees. The Company believes no provision for losses is needed because no loss is expected on these guarantees. The Company’s accrued liability related to the non-contingent value of third-party guarantees was $393,000 at June 30, 2005.
In the ordinary course of business, the Company guarantees the third-party indebtedness of its consolidated subsidiaries. At June 30, 2005 the maximum potential future payments on the guarantees is not more than the notes payable recorded in the condensed consolidated balance sheets. The Company also has unused letters of credit amounting to $2,850,000 related primarily to workers’ compensation insurance policies.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s overview. We reported net earnings of $37.2 million for the three months ended June 30, 2005, compared with net earnings of $30.0 million for the same period of 2004. On a diluted per share basis, net earnings were $2.04 for the second quarter of 2005, compared with net earnings of $1.65 for the second quarter of 2004. Revenues for the second quarter increased 15.1% to $651.1 million from $565.5 million for the same period last year.
The increase in revenues in the second quarter of 2005 over the same period in 2004 resulted primarily from a lower interest rate environment. Our pretax profit margin percentage also increased. Acquisitions made since the second quarter of 2004 contributed to the higher profit margin. Employee costs and other expenses increased at rates less than the increase in revenues, also improving the margin. While technology costs could have been maintained at previous levels, we believe our on-going investment in technology provides potential for growth in future profits, productivity and market share.
Critical accounting estimates. Actual results can differ from the estimates we report. However, we believe there is no material risk of a change in our accounting estimates that is likely to have a material impact on our reported financial condition or operating performance for the six-month periods ended June 30, 2005 and 2004.
Title loss reserves. Our most critical accounting estimate is providing for title loss reserves. Our liability for estimated title losses comprises both known claims and claims expected to be reported in the future. The amount of the reserve represents the aggregate future payments, net of recoveries, that we expect to incur on policy and escrow losses and in costs to settle claims.
We base our estimates on reported claims, historical loss experience, title industry averages and the current legal and economic environment. In making estimates, we use moving-average ratios of recent actual policy loss payment experience, net of recoveries, to premium revenues. Provisions for title losses, as a percentage of title operating revenues, were 4.7% and 4.6% for the first six months of 2005 and 2004, respectively. A change of 0.1% in this percentage would have changed the provision for title losses and pretax earnings by approximately $1.1 million for the six months ended June 30, 2005.
Estimating future loss payments is difficult and our assumptions are subject to the risk of change. Claims, by their very nature, are complex and involve uncertainties as to the dollar amount and timing of individual payments. Claims are often paid up to 20 years or more after a policy is issued.
We have consistently followed the same basic method of estimating loss payments for more than ten years. Third-party consulting actuaries review our title loss reserves annually and have historically found our reserves to be adequate at each year end for more than nine years.
Goodwill and other long-lived assets. Based on events that may indicate impairment of title plants and other long-lived assets, and our annual June 30th evaluation of goodwill, we estimate and expense any loss in value to our current operations. The process of determining impairment relies on projections of future cash flows, operating results and market conditions. Uncertainties exist in these projections and bear the risk of change related to factors such as interest rates and overall real estate markets. Actual market conditions and operating results may vary materially from our projections. There were no impairment write-offs of goodwill during the six months ended June 30, 2005 and 2004. We use third-party appraisers to assist us in determining the fair value of our reporting units and assessing whether an impairment of goodwill exists.
Policy-issuing agency revenues. We recognize premium revenues on title insurance policies written by independent agencies when the policies are reported to us. In addition, because of the time lag between the closing of an insured real estate transaction and the time the policy is reported to us, we also accrue for unreported policies (policies issued prior to period end but not reported to the underwriter until after period end) where reasonable estimates can be made. We believe that reasonable estimates can be made when recent and consistent policy issuance and cash remittance information is available. Our estimates are based on historical reporting patterns and other information about our agencies. We also use current trends in our direct operations and in the title industry. In this accrual, we are not estimating future transactions. We are estimating policies that have already been issued but not yet received by us. We have consistently followed the same basic method of estimating unreported policies for more than ten years.

What we do. Our primary business is title insurance and settlement-related services. We close transactions and issue title policies on homes, commercial properties and other real property located in all 50 states, the District of Columbia and foreign countries through more than 8,000 policy-issuing offices and agencies. We also sell electronically delivered real estate services and information, as well as mapping products and geographic information systems, to domestic and foreign governments and private entities. Our current levels of non-USA operations are immaterial with respect to our consolidated financial results.
Our business has two main segments: title insurance-related services and real estate information (REI). These segments are closely related due to the nature of their operations and common customers.
Factors affecting revenues. The principal factors that contribute to increases in our operating revenues for our title and REI segments include:
•	declining mortgage interest rates, which usually increase home sales and refinancing transactions;

•	rising home prices;

•	higher premium rates;

•	increased number of households;

•	increased market share;

•	opening of new offices and acquisitions; and

•	a higher ratio of commercial transactions that, although relatively few in number, typically yield higher premiums.
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
SIX MONTHS ENDED JUNE 30, 2005 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2004
Operating environment. According to published industry data, interest rates for 30-year fixed-rate mortgages, excluding points, for the first six months of 2005 averaged 5.7% as compared with 5.9% for the same period in 2004. Mortgage interest rates decreased steadily in the third quarter of 2004 and remained relatively stable through February 2005. Following a slight increase in March 2005, rates again declined throughout the second quarter of 2005. The rate at the end of June 2005 was 5.6%, which was 40 basis points lower than the rate at the end of June 2004.
Real estate activity was stronger in the first half of 2005 as compared with the first six months of 2004. According to published data, existing home sales increased 5.7% in the first six months of 2005 compared with the same period in 2004. The annualized pace in June 2005 was a record 7.33 million, compared with 7.02 million one year earlier. The median price of an existing home for the first six months of 2005 was $200,800, an increase of 12.6% over the comparable year ago median price. Refinancing transactions declined nationwide in the first half of 2005. The ratio of refinancing transactions to total loan applications was 47.5% for the first six months of 2005, compared with 57.9% for the same period in 2004. Refinancing transactions usually have lower title insurance premium rates than sales transactions.
Order counts for the first six months of 2005 were 2.9% higher than the comparable 2004 period. Even though orders in March and April 2005 were lower than those in the comparable months of 2004, order counts for the second quarter of 2005 were 10.6% higher than the same period in 2004. Our order levels for the month of June 2005 were 22.2% higher than the month of June 2004.

Title revenues. Our revenues from direct operations increased $67.7 million or 16.0% in the first six months of 2005 as compared with the first half of 2004. Acquisitions since June 2004 added revenues of $29.8 million in the first six months of 2005. The total number of direct closings we handled increased 0.9% in the first six months of 2005 compared with the same period in 2004. The average revenue per closing increased 15.6% in the first six months of 2005 compared with the first six months of 2004 due to an increase in home prices, an increase in commercial transactions, and a lower ratio of refinancing transactions closed by our direct operations. The largest revenue increases were in Texas, Florida, Utah, California and Arizona. Direct operations relate only to files closed by our underwriters and subsidiaries and do not include closings by independent agencies.
Premium revenues from agencies increased $56.7 million or 10.2% to $615.2 million in the first six months of 2005 from $558.5 million in the first six months of 2004. An increased number of agencies contributed to the increase in 2005, offset somewhat by our acquisition of certain previously independent agencies. The largest agency revenue increases in 2005 were primarily in Florida, Pennsylvania, Maryland, Texas and Michigan, offset somewhat by a decrease in California.
The Texas Department of Insurance reduced title insurance premium rates by 6.5% effective July 1, 2004. Our revenues and net earnings were reduced by approximately $8.8 million and an estimated $2.4 million, respectively, for the six months ended June 30, 2005 as a result of this rate decrease.
REI revenues. Real estate information revenues were $38.3 million in the first six months of 2005 and $35.3 million in the first six months of 2004. While revenues related to Section 1031 tax deferred exchanges for the six months ended June 30, 2005 increased over the same period in 2004, those increases were offset in part by decreases in certain origination services such as electronic mortgage document preparation.
Investments. Investment income increased 30.4% in the first six months of 2005 compared with the first six months of 2004 due to increases in average balances invested as well as higher yields. Investment and other gains included a pretax gain of $1.9 million realized in the second quarter of 2005 from the sale of our ownership interest in an equity investee.
Agency retention. The amounts retained by agencies, as a percentage of revenues from agency operations, were 81.8% and 81.6% in the first six months of 2005 and 2004, respectively. Amounts retained by title agencies are based on agreements between agencies and our title underwriters. The percentage that amounts retained by agencies bears to agency revenues may vary from period to period because of the geographical mix of agency operations and the volume of title revenues.
Employee costs. Employee costs for the combined business segments increased $42.7 million or 14.9% in the first six months of 2005. We had approximately 9,700 and 8,600 employees at June 30, 2005 and 2004, respectively. Of the increase in staff, approximately 890 employees and $15.4 million in employee costs resulted from acquisitions. Certain acquisitions made in higher-cost markets, along with the continued development of technology-driven products and new services, contributed to the increase in employee costs and the ratio of employee costs to revenues. In our REI segment, employee costs increased slightly due to increased staff in the Section 1031 tax deferred exchange business, offset by decreases in the mortgage information business.
Other operating expenses. Other operating expenses for the combined business segments increased $17.2 million or 11.1% in the first six months of 2005. The increase was primarily from acquisitions and rent, which contributed approximately $7.6 million and $3.3 million, respectively, of the increase. Other significant increases were in certain REI expenses and premium taxes. Other operating expenses also included business promotion, search fees, telephone, supplies, title plant expenses and litigation costs. Most of these operating expenses follow, to varying degrees, the changes in transaction volume and revenues.
Title losses. Provisions for title losses, as a percentage of title operating revenues, were 4.7% in the first six months of 2005 compared with 4.6% in the first six months of 2004.
Minority interests. Minority interests for the combined business segments increased $2.5 million or 41.8% in the first six months of 2005. The increase resulted from acquisitions and improved profitability of our largest minority owned affiliate.

Income taxes. The provisions for federal, state and foreign income taxes represented effective tax rates of 38.6% and 37.3% in the first six months of 2005 and 2004, respectively. The annual effective tax rate for 2004 was 38.1%.
THREE MONTHS ENDED JUNE 30, 2005 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2004
Operating environment. According to published industry data, interest rates for 30-year fixed-rate mortgages, excluding points, for the three months ended June 30, 2005 averaged 5.7% as compared with 6.1% for the same period in 2004. At the end of March 2005, interest rates were at 5.9%. Rates decreased from April through June 2005. The rates were 5.6% and 6.0% at the end of June 2005 and 2004, respectively.
Real estate activity was stronger in the second quarter of 2005 as compared with the second quarter of 2004. According to published data, existing home sales increased 3.3% in the second quarter of 2005 as compared with the second quarter of 2004. The annualized pace in June 2005 was a record 7.33 million home sales, compared with 7.02 million one year earlier. The median price of an existing home in the three months ended June 30, 2005 was $209,900, an increase of 14.1% compared with the same period in 2004. Refinancing transactions declined nationwide in the second quarter of 2005 as compared with the second quarter of 2004. The ratio of refinancing transactions to total loan applications was 41.0% for the three months ended June 30, 2005, compared with 53.0% for the same period in 2004. Refinancing transactions usually have lower title insurance premium rates than sales transactions.
Our orders for the second quarter of 2005 increased 8.8% as compared with the second quarter of 2004. Order levels for the month of June 2005 were 22.2% higher than for the month of June 2004.
Title revenues. Our revenues from direct operations increased $37.4 million or 15.5% in the second quarter of 2005 as compared with the second quarter of 2004. Acquisitions since the second quarter of 2004 added revenues of $16.6 million in the second quarter of 2005. The total number of direct closings we handled decreased 0.5% in the three months ended June 30, 2005 compared with the same period in 2004. The decrease in the number of direct closings we handled was offset by an increase in the average revenue per closing, which increased 16.9% in the second quarter of 2005 compared with the second quarter of 2004. The increase in average revenue per closing was due to an increase in home prices, an increase in commercial transactions, and a lower ratio of refinancing transactions closed by our direct operations. The largest revenue increases were in Texas and Florida.
Premium revenues from agencies increased $40.9 million or 13.6% in the second quarter of 2005 as compared with the second quarter of 2004. An increased number of agencies contributed to the increase in 2005. The largest revenue increases in 2005 were primarily in Florida, Texas, Pennsylvania, Maryland and Illinois, offset somewhat by decreases in California and New Jersey.
The Texas Department of Insurance reduced title insurance premium rates by 6.5% effective July 1, 2004. Our revenues and net earnings were reduced by approximately $4.9 million and an estimated $1.3 million, respectively, for the three months ended June 30, 2005 as a result of this rate decrease.
REI revenues. Real estate information revenues were $20.7 million in the second quarter of 2005 and $17.7 million in the second quarter of 2004. The increase was due primarily to an increase in revenues related to Section 1031 tax deferred exchanges.
Investments. Investment income increased 38.3% in the second quarter of 2005 compared with the second quarter of 2004 due to increases in average balances invested as well as higher yields. Investment and other gains included a pretax gain of $1.9 million realized in the second quarter of 2005 from the sale of our ownership interest in an equity investee. Certain investment gains and losses were realized as part of the ongoing management of the investment portfolio for the purpose of improving performance.
Agency retention. The amounts retained by agencies, as a percentage of revenues from agency operations, were 81.9% and 81.6% in the second quarters of 2005 and 2004, respectively. Amounts retained by title agencies are based on agreements between agencies and our title underwriters. The percentage that amounts retained by agencies bears to agency revenues may vary from period to period because of the geographical mix of agency operations and the volume of title revenues.

Employee costs. Employee costs for the combined business segments increased $21.4 million or 14.1% in the second quarter of 2005 compared with the second quarter of 2004. We had approximately 9,700 and 8,600 employees at June 30, 2005 and 2004, respectively. Of the increase in staff, approximately 890 employees, and $8.7 million in employee costs resulted from acquisitions. Continued development of technology-driven products and new services also contributed to the increase in employee costs. In our REI segment, employee costs increased 10.3% due primarily to an increase in the Section 1031 tax deferred exchange business.
Other operating expenses. Other operating expenses for the combined business segments increased $10.2 million or 12.5% in the second quarter of 2005 compared with the second quarter of 2004. Acquisitions contributed approximately $2.9 million of the increase. The most significant increases were in rent and premium taxes. Other operating expenses also included search fees, business promotion, certain REI expenses, telephone, supplies, title plant expenses and litigation costs. Most of these operating expenses follow, to varying degrees, the changes in transaction volume and revenues.
Title losses. Provisions for title losses, as a percentage of title operating revenues, were 4.9% in the second quarter of 2005, compared with 4.8% in the second quarter of 2004.
Minority interests. Minority interests for the combined business segments increased $1.7 million or 45.0% in the second quarter of 2005 compared with the second quarter of 2004. The increase resulted from acquisitions and improved profitability of our largest minority owned affiliate.
Income taxes. The provisions for federal, state and foreign income taxes represented effective tax rates of 38.7% and 37.1% in the first six months of 2005 and 2004, respectively. The annual effective tax rate for 2004 was 38.1%.

Liquidity and capital resources. Cash provided by operations was $87.4 million and $84.8 million for the first six months of 2005 and 2004, respectively. Cash flow from operations has been the primary source of financing for additions to property and equipment, expanding operations, dividends to stockholders and other requirements. This source may be supplemented by bank borrowings.
The most significant non-operating sources of cash were from proceeds of investments matured and sold in the amount of $258.1 million and $196.2 million in the first six months of 2005 and 2004, respectively. We used cash for the purchases of investments in the amounts of $317.7 million and $224.5 million in the first six months of 2005 and 2004, respectively.
A substantial majority of consolidated cash and investments was held by Stewart Title Guaranty Company (Guaranty) and its subsidiaries. Cash transfers between Guaranty and its subsidiaries and the Company are subject to certain legal restrictions. See Notes 2 and 3 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004.
Our liquidity, excluding Guaranty and its subsidiaries, is comprised of cash and investments aggregating $38.5 million and short-term liabilities of $2.6 million at June 30, 2005. We know of no commitments or uncertainties that are likely to materially affect our ability to fund cash needs.
Our loss reserves are fully funded, segregated and invested in high-quality securities and short-term investments. This is required by the insurance regulators of the states in which our underwriters are domiciled. At June 30, 2005, these investments aggregated $444.2 million and our estimated title loss reserves were $319.7 million.
The State of Texas enacted legislation, effective September 1, 2005, that will reduce the statutory premium reserve requirements for title insurers. The change does not directly impact amounts reported for our earnings or loss reserves under U.S. generally accepted accounting principles. However, based on the additions to statutory premium reserves for the year 2004, the change would have freed $32 million, or approximately $23 million after tax, in low-risk and low-yield statutory reserve investments, making this portion of our future cash flow available for other uses.

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
Acquisitions during the first six months of 2005 and 2004 resulted in additions to goodwill, excluding reallocations, of $19.8 million and $30.3 million, respectively.
We consider our capital resources to be adequate, as our capital resources are represented by a low debt-to-equity ratio. Notes payable were $64.8 million and stockholders’ equity was $744.6 million at June 30, 2005. We are not aware of any trends, either favorable or unfavorable, that would materially affect notes payable or stockholders’ equity. We do not expect any material changes in the cost of such resources. Significant acquisitions in the future could materially affect the notes payable or stockholders’ equity balances.
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
Item 4. Controls and Procedures
Our principal executive officers and our principal financial officer, based upon their evaluation of our disclosure controls and procedures conducted as of June 30, 2005, have concluded that those disclosure controls and procedures are effective.
There has been no change in our internal control over financial reporting during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As a result, no corrective actions were required or undertaken.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
We are a party to routine lawsuits incidental to our business, most of which involve disputed policy claims. In many of these suits, the plaintiffs seek exemplary or treble damages in excess of policy limits based on the alleged malfeasance of an issuing agent. We do not expect that any of these proceedings will have a material adverse effect on our consolidated financial condition. Additionally, we have received various inquiries from governmental regulators concerning practices in the insurance industry. Many of these practices do not concern title insurance and we do not anticipate they will materially affect the consolidated financial condition of the Company. We, along with the other major title insurance companies, are party to a number of class actions concerning the title insurance industry. We believe that we have adequate reserves for these contingencies and that the likely resolution of these matters will not materially affect the consolidated financial condition of the Company.
Item 4. Submission of Matters to a Vote of Security Holders
(a)	Our Annual Meeting of Stockholders was held on April 29, 2005 for the purpose of electing our Board of Directors.
(b)	Proxies for the meeting were solicited pursuant to Section 14 (a) of the Securities Exchange Act of 1934, and there was no solicitation in opposition to management’s solicitations. All of the Registrant’s nominees were elected and the 2005 Long-Term Incentive Plan was adopted.
(c)	Stockholder votes with respect to the election of directors at our annual meeting were as follows:
     (1) Directors elected by Common Stockholders:

	Number of Shares
	Votes For	Votes Withheld/Against
Robert L. Clarke	14,526,312	1,788,504
Nita B. Hanks	13,981,508	2,333,308
Dr. E. Douglas Hodo	13,831,318	2,483,498
Laurie C. Moore	14,528,552	1,786,264
Dr. W. Arthur Porter	14,078,482	2,236,334
     (2) Directors elected by Class B Common Stockholders:

	Number of Shares
	Votes For	Votes Withheld/Against
Max Crisp	1,050,012	0
Paul W. Hobby	1,050,012	0
Malcolm S. Morris	1,050,012	0
Stewart Morris, Jr.	1,050,012	0
(d)	Stockholder votes with respect to the adoption of the 2005 Long-Term Incentive Plan at our annual meeting were as follows:

Votes For:	12,726,741
Votes Withheld/Against:	3,050,214

There were no broker non-votes with respect to the election of directors. There were 1,587,873 broker non-votes with respect to the adoption of the 2005 Long-Term Incentive Plan.
Item 5. Other Information
We paid regular quarterly cash dividends on our Common Stock from 1972 through 1999. During 1999, our Board of Directors approved a plan to repurchase up to 5% (680,000 shares) of our outstanding Common Stock. The Board also determined that our regular quarterly dividend should be discontinued in favor of returning those and additional funds to stockholders through the stock repurchase plan. Under this plan, we repurchased 116,900 shares of Common Stock during 2000 and none in 2001 through June 30, 2005. An additional 208,769 shares of treasury stock were acquired primarily in the second quarter of 2002. The majority of these shares were acquired as a result of the consolidation of a majority-owned subsidiary that was previously held as an equity investee. All of these shares were held by us as treasury shares at June 30, 2005.
No cash dividends were paid from 2000 until December 2003. In response to favorable tax law changes, the Board of Directors declared and paid annual cash dividends of $0.46 per share in December 2004 and in December 2003 to Common stockholders. Our Certificate of Incorporation provides that no cash dividends may be paid on the Class B Common Stock.
We had a book value per share of $41.06 and $38.48 at June 30, 2005 and December 31, 2004, respectively. At June 30, 2005, this measure is based on approximately $744.6 million in stockholders’ equity and 18.1 million shares outstanding. At December 31, 2004, this measure was based on approximately $697.3 million in stockholders’ equity and 18.1 million shares outstanding.
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

August 4, 2005
Date
Stewart Information Services Corporation

Registrant

	By:	/s/ Max Crisp

Max Crisp, Executive Vice President and Chief Financial Officer, Secretary-Treasurer, Director and Principal Financial Officer

INDEX TO EXHIBITS

Exhibit

	3.1	-	Certificate of Incorporation of the Registrant, as amended March 19, 2001 (incorporated by reference in this report from Exhibit 3.1 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

	3.2	-	By-Laws of the Registrant, as amended March 13, 2000 (incorporated by reference in this report from Exhibit 3.2 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

	4.1	-	Rights of Common and Class B Common Stockholders (incorporated by reference in this report from Exhibit 4.1 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2004)

* †	10.1	-	Summary of agreements as to payment of bonuses to certain executive officers

* †	10.2	-	Stewart Information Services Corporation 2005 Long-Term Incentive Plan

*	31.1	-	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*	31.2	-	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*	31.3	-	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*	32.1	-	Certification of Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	32.2	-	Certification of Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	32.3	-	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	99.1	-	Details of Investments at June 30, 2005 and December 31, 2004

*	Filed herewith

†	Management contract or compensation plan