Form 10-Q
period 2005-09-30
STEWART INFORMATION SERVICES CORP
filed 2005-11-07
CIK 94344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 2, 2005.

Common	17,092,565
Class B Common	1,050,012

FORM 10-Q
QUARTERLY REPORT
Quarter Ended September 30, 2005

Item No.		Page
	Part I — FINANCIAL INFORMATION

1.	Financial Statements	1

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

3.	Quantitative and Qualitative Disclosures About Market Risk	13

4.	Controls and Procedures	13

	Part II — OTHER INFORMATION

1.	Legal Proceedings	14

5.	Other Information	14

6.	Exhibits	14

	Signature	15
Certification of Co-CEO Pursuant to Section 302
Certification of Co-CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of Co-CEO Pursuant to Section 906
Certification of Co-CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906
Details of Investments
As used in this report, “we”, “us”, “our”, the “Company” and “Stewart” mean Stewart Information Services Corporation and our subsidiaries, unless the context indicates otherwise.

STEWART INFORMATION SERVICES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE EARNINGS
FOR THE THREE MONTHS AND NINE MONTHS ENDED
SEPTEMBER 30, 2005 AND 2004

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEP 30	SEP 30	SEP 30	SEP 30
	2005	2004	2005	2004
		($000 omitted)
Revenues
Title insurance:
Direct operations	287,607	224,814	779,422	648,913
Agency operations	320,545	282,988	935,730	841,470

Real estate information services	22,760	16,001	61,075	51,340
Investment income	8,016	5,920	21,473	16,242
Investment and other gains (losses) — net	514	(60)	3,783	2,046

	639,442	529,663	1,801,483	1,560,011

Expenses
Amounts retained by agencies	259,557	229,525	762,781	684,980
Employee costs	183,863	149,542	513,353	436,345
Other operating expenses	97,963	79,600	270,927	235,328
Title losses and related claims	31,434	25,194	83,778	70,281
Depreciation and amortization	8,592	7,723	24,642	22,981
Interest	883	309	2,278	799
Minority interests	5,499	3,707	14,019	9,715

	587,791	495,600	1,671,778	1,460,429

Earnings before taxes	51,651	34,063	129,705	99,582
Income taxes	19,880	12,925	50,041	37,343

Net earnings	31,771	21,138	79,664	62,239

Average number of shares outstanding — basic (000 omitted)	18,137	18,102	18,130	18,091

Average number of shares outstanding — assuming dilution (000 omitted)	18,259	18,195	18,236	18,190

Earnings per share — basic	1.75	1.17	4.39	3.44

Earnings per share — diluted	1.74	1.16	4.37	3.42

Comprehensive earnings:
Net earnings	31,771	21,138	79,664	62,239
Changes in other comprehensive earnings, net of taxes of $(2,207), $3,166, ($2,824) and ($1,343)	(4,099)	5,880	(5,244)	(2,493)

Comprehensive earnings	27,672	27,018	74,420	59,746

See notes to condensed consolidated financial statements.

STEWART INFORMATION SERVICES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

	SEP 30	DEC 31
	2005	2004
	($000 omitted)
Assets
Cash and cash equivalents	131,584	121,383
Short-term investments	219,922	181,195
Investments — statutory reserve funds	427,920	401,814
Investments — other	81,272	68,793
Receivables	86,097	80,277
Property and equipment	84,912	83,391
Title plants	57,130	52,679
Goodwill	151,909	124,636
Intangible assets	15,527	16,988
Other assets	73,110	62,197

	1,329,383	1,193,353

Liabilities
Notes payable	78,938	49,930
Accounts payable and accrued liabilities	111,106	101,544
Estimated title losses	324,766	300,749
Deferred income taxes	24,643	29,335
Minority interests	17,443	14,482

	556,896	496,040

Contingent liabilities and commitments

Stockholders’ equity
Common and Class B Common Stock and additional paid-in capital	144,889	144,135
Retained earnings	622,959	543,295
Accumulated other comprehensive earnings	8,544	13,788
Treasury stock — 325,669 Common shares	(3,905)	(3,905)

Total stockholders’ equity (18,141,893 and 18,120,552 shares outstanding)	772,487	697,313

	1,329,383	1,193,353

See notes to condensed consolidated financial statements.

STEWART INFORMATION SERVICES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

	NINE MONTHS ENDED
	SEP 30	SEP 30
	2005	2004
	($000 omitted)

Cash provided by operating activities (Note)	133,272	143,697

Investing activities:
Purchases of property and equipment and title plants — net	(24,277)	(21,186)
Proceeds from investments matured and sold	395,636	270,375
Purchases of investments	(477,788)	(347,178)
Increases in notes receivable	(2,513)	(2,117)
Collections on notes receivable	1,368	1,878
Cash paid for equity investee and related intangibles — net	(1,950)	(4,141)
Cash paid for acquisitions of subsidiaries — net (see below)	(11,341)	(28,852)
Proceeds from sale of equity investees	7,775	350

Cash used by investing activities	(113,090)	(130,871)

Financing activities:
Distributions to minority interests	(11,660)	(9,136)
Proceeds from exercise of stock options	167	873
Proceeds from notes payable	19,481	4,393
Payments on notes payable	(17,024)	(9,367)

Cash used by financing activities	(9,036)	(13,237)

Effect of changes in foreign currency exchange rates	(945)	87

Increase (decrease) in cash and cash equivalents	10,201	(324)
Cash and cash equivalents at beginning of period	121,383	114,202

Cash and cash equivalents at end of period	131,584	113,878

Note: Reconciliation of net earnings to the above amounts
Net earnings	79,664	62,239
Add (deduct):
Depreciation and amortization	24,642	22,981
Provisions for title losses in excess of payments	24,002	23,838
Provisions for uncollectible amounts — net	822	1,197
(Increase) decrease in receivables — net	(3,763)	14,243
Increase in payables and accrued liabilities — net	8,046	7,736
Minority interest expense	14,019	9,715
Net earnings from equity investees	(5,259)	(5,469)
Dividends received from equity investees	3,247	3,790
Realized investment and other gains — net	(3,783)	(2,046)
Stock bonuses	565	1,202
(Decrease) increase in deferred income taxes	(1,847)	3,175
(Increase) decrease in other assets	(7,623)	1,042
Other — net	540	54

Cash provided by operating activities — see above	133,272	143,697

Supplemental information:
Net assets acquired:
Goodwill	25,787	32,967
Title plants	3,116	6,738
Property and equipment	1,226	6,066
Intangible assets	3,211	4,129
Other assets	6,056	1,754
Liabilities assumed	(1,621)	(5,780)
Debt issued	(26,434)	(17,022)

Cash paid for acquisitions of subsidiaries — net	11,341	28,852

See notes to condensed consolidated financial statements.

STEWART INFORMATION SERVICES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1: Interim financial statements
The financial information contained in this report for the nine-month periods ended September 30, 2005 and 2004, and as of September 30, 2005, is unaudited. In the opinion of the Company’s management, all adjustments necessary for a fair presentation of this information for all unaudited periods, consisting only of normal recurring accruals, have been made. The results of operations for the interim periods are not necessarily indicative of results for a full year. This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
Certain amounts in the 2004 condensed consolidated financial statements have been reclassified for comparative purposes. Net earnings, as previously reported, were not affected.
Note 2: Stock option plans
The Company combined its two stock option plans into a single plan in May 2005. The Company applies the intrinsic value method of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for the plans. Accordingly, no stock-based employee compensation cost is reflected in net earnings, as all options granted under the plans had an exercise price equal to the market value of the underlying Common Stock on the date of grant.
Under SFAS No. 123(R), “Share-Based Payment,” compensation cost would be recognized for the fair value of the employees’ purchase rights, which is estimated using the Black-Scholes Model. The Company assumed a dividend yield of 1.1% and 1.0%, an expected life of ten years, an expected volatility of 34.5% and 34.9% and a risk-free interest rate of 5.5% and 4.0% for the nine-month periods ended September 30, 2005 and 2004, respectively.
In April 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the effective date for SFAS No. 123(R). The Company will adopt SFAS No. 123(R) in the first quarter of 2006. Had compensation cost for the Company’s plans been determined consistent with SFAS No. 123(R), the Company’s net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEP 30	SEP 30	SEP 30	SEP 30
	2005	2004	2005	2004
	($000 omitted, except per share amounts)
Net earnings:

As reported	31,771	21,138	79,664	62,239
Stock-based employee compensation determined under fair value method, net of tax	—	—	(1,186)	(1,164)

Pro forma	31,771	21,138	78,478	61,075

Earnings per share:

Net earnings — basic	1.75	1.17	4.39	3.44
Pro forma — basic	1.75	1.17	4.33	3.38
Net earnings — diluted	1.74	1.16	4.37	3.42
Pro forma — diluted	1.74	1.16	4.30	3.36

Note 3: Segment information
The Company’s two reportable segments are title and real estate information. Selected financial information related to these segments follows:

		Real estate
	Title	information	Total
		($000 omitted)
Revenues:

Three months ended
September 30, 2005	616,682	22,760	639,442
September 30, 2004	513,662	16,001	529,663

Nine months ended
September 30, 2005	1,740,408	61,075	1,801,483
September 30, 2004	1,508,671	51,340	1,560,011

Pretax earnings:

Three months ended
September 30, 2005	46,579	5,072	51,651
September 30, 2004	34,093	(30)	34,063

Nine months ended
September 30, 2005	120,652	9,053	129,705
September 30, 2004	98,504	1,078	99,582

Identifiable assets:

September 30, 2005	1,267,816	61,567	1,329,383
December 31, 2004	1,151,563	41,790	1,193,353
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
In calculating the effect of the options and determining diluted earnings per share, the average number of shares used in calculating basic earnings per share was increased by 122,000 and 93,000 for the three-month periods ended September 30, 2005 and 2004, respectively, and 106,000 and 99,000 for the nine-month periods ended September 30, 2005 and 2004, respectively.
Stock option grants for the three-month and nine-month periods ended September 30, 2005 to purchase 66,500 and 125,205 shares, respectively, were excluded from the computation of diluted earnings per share as these options were considered anti-dilutive. Stock option grants for the three-month and nine-month periods ended September 30, 2004 to purchase 58,734 and 66,500 shares, respectively, were excluded from the computation of diluted earnings per share as these options were considered anti-dilutive.

Note 5: Equity investees
Unconsolidated investees, in which the Company owns 20% through 50% of the equity and where the Company exercises significant influence, are accounted for by the equity method. The amount of earnings from equity investees was $2.2 million and $1.9 million for the quarters ended September 30, 2005 and 2004, respectively, and $5.3 million and $5.5 million for the nine-month periods ended September 30, 2005 and 2004, respectively. These amounts are included in “title insurance — direct operations” in the condensed consolidated statements of earnings and comprehensive earnings.
Note 6: Contingent liabilities and commitments
On September 30, 2005, the Company was contingently liable for guarantees of indebtedness owed primarily to banks and others by certain third parties. The guarantees relate primarily to business expansion and generally expire no later than 2019. The maximum potential future payments on the guarantees amounted to $8,327,000. Management believes that the related underlying assets and the collateral available, primarily title plants and corporate stock, would enable the Company to recover any amounts paid under the guarantees. The Company believes no provision for losses is needed because no loss is expected on these guarantees. The Company’s accrued liability related to the non-contingent value of third-party guarantees was $377,000 at September 30, 2005.
In the ordinary course of business, the Company guarantees the third-party indebtedness of its consolidated subsidiaries. At September 30, 2005, the maximum potential future payments on the guarantees is not more than the notes payable recorded in the condensed consolidated balance sheets. The Company also has unused letters of credit amounting to $2,798,000 related primarily to workers’ compensation insurance policies.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Overview. We reported net earnings of $31.8 million for the three months ended September 30, 2005, compared with net earnings of $21.1 million for the same period of 2004. On a diluted per share basis, net earnings were $1.74 for the third quarter of 2005, compared with net earnings of $1.16 for the third quarter of 2004. Revenues for the third quarter increased 20.7% to $639.4 million from $529.7 million for the same period last year.
Revenues increased in the third quarter of 2005 over the same period in 2004 due to continuing favorable long-term interest rates, which positively impacted residential and commercial closings. However, long-term interest rates for the month of September 2005 were slightly higher than in September 2004. Rates rose slightly in October 2005. Acquisitions also contributed to the increase in revenues. Our pretax profit margin increased in the third quarter of 2005 compared to the same quarter a year ago. The increase was primarily due to a higher mix of revenues from direct operations compared to lower margin agency business. This was offset somewhat by ongoing technology costs, which we continue to believe will provide for the potential growth in future profits, productivity and market share.
Critical Accounting Estimates. Actual results can differ from the estimates we report. However, we believe there is no material risk of a change in our accounting estimates that is likely to have a material impact on our reported financial condition or operating performance for the nine-month periods ended September 30, 2005 and 2004.
Title loss reserves
Our most critical accounting estimate is providing for title loss reserves. Our liability for estimated title losses comprises both known claims and claims expected to be reported in the future. The amount of the reserve represents the aggregate future payments, net of recoveries, that we expect to incur on policy and escrow losses and in costs to settle claims.
We base our estimates on reported claims, historical loss experience, title industry averages and the current legal and economic environment. In making estimates, we use moving-average ratios of recent actual policy loss payment experience, net of recoveries, to premium revenues. Provisions for title losses, as a percentage of title operating revenues, were 4.9% and 4.7% for the first nine months of 2005 and 2004, respectively. A change of 0.1% in this percentage would have changed the provision for title losses and pretax earnings by approximately $1.7 million for the nine months ended September 30, 2005.
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
Goodwill and other long-lived assets
Based on events that may indicate impairment of title plants and other long-lived assets, and our annual June 30th evaluation of goodwill, we estimate and expense any loss in value to our current operations. The process of determining impairment relies on projections of future cash flows, operating results and market conditions. Uncertainties exist in these projections and bear the risk of change related to factors such as interest rates and overall real estate markets. Actual market conditions and operating results may vary materially from our projections. There were no impairment write-offs of goodwill during the nine-month periods ended September 30, 2005 and 2004. We use third-party appraisers to assist us in determining the fair value of our reporting units and assessing whether an impairment of goodwill exists.

Policy-issuing agency revenues
We recognize revenues on title insurance policies written by independent title agencies (agencies) when the policies are reported to us. In addition, because of the time lag between the closing of an insured real estate transaction and the time the policy is reported to us, we also accrue for unreported policies (policies issued prior to period end but not reported to the underwriter until after period end) where reasonable estimates can be made. We believe that reasonable estimates can be made when recent and consistent policy issuance and cash remittance information is available. Our estimates are based on historical reporting patterns and other information about our agencies. We also use current trends in our direct operations and in the title industry. In this accrual, we are not estimating future transactions. We are estimating policies that have already been issued but not yet received by us. We have consistently followed the same basic method of estimating unreported policies for more than ten years.
Operations and Revenue Factors. Our business has two main segments: title and real estate information (REI). These segments are closely related due to the nature of their operations and common customers.
Our primary business is title insurance and settlement-related services. We close transactions and issue title policies on homes, commercial properties and other real property located in all 50 states, the District of Columbia and a number of international markets through more than 8,000 policy-issuing offices and agencies. We also provide post-closing lender services, automated county clerk land records, property ownership mapping, geographic information systems, property information reports, flood certificates, document preparation, background checks and expertise in tax-deferred exchanges. Our current levels of non-USA operations are immaterial with respect to our consolidated financial results.
The principal factors that contribute to increases in our operating revenues for our title and REI segments include:
•	declining mortgage interest rates, which usually increase home sales and refinancing transactions;

•	rising home prices;

•	higher premium rates;

•	increased number of households;

•	increased market share;

•	opening of new offices and acquisitions; and

•	increase in commercial transactions that typically yield higher premiums.
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
NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2004
Operating environment. According to published industry data, interest rates for 30-year fixed-rate mortgages, excluding points, for the first nine months of 2005 averaged 5.8% as compared with 5.9% for the same period in 2004. Mortgage interest rates decreased steadily in the third quarter of 2004 and remained relatively stable through February 2005. Following a slight increase in March 2005, rates again declined throughout the second quarter of 2005. Rates rose approximately 40 basis points in the third quarter of 2005, and the rate was 5.9% at the end of September 2005 compared with 5.7% at the end of September 2004.

Real estate activity was stronger in the first nine months of 2005 as compared with the first nine months of 2004. According to published data, existing home sales increased 6.4% in the first nine months of 2005 compared with the same period in 2004. The average of the median monthly prices of existing home sales for the first nine months of 2005 was $206,089, an increase of 13.2% compared with the first nine months of 2004. Refinancing transactions declined nationwide in the first nine months of 2005. The ratio of refinancing transactions to total loan applications was 47.3% for the first nine months of 2005, compared with 53.0% for the same period in 2004. Refinancing transactions generally have lower title insurance premium rates than sales transactions.
Our order counts for the first nine months of 2005 were 7.1% higher than the same period in 2004. Our order levels for the month of September 2005 were 12.2% higher than the month of September 2004.
Title revenues. Our revenues from direct operations increased $130.5 million or 20.1% to $779.4 million in the first nine months of 2005 as compared with the first nine months of 2004. Acquisitions since September 2004 added revenues of $48.9 million in the first nine months of 2005. The total number of direct closings we handled increased 6.8% in the first nine months of 2005 compared with the same period in 2004. The average revenue per closing increased 12.7% in the first nine months of 2005 compared with the first nine months of 2004 due to an increase in home prices, an increase in commercial transactions and a lower ratio of refinancing transactions closed by our direct operations. The largest revenue increases were in Texas, California, Florida, Arizona and Utah.
Revenues from agencies increased $94.3 million or 11.2% to $935.7 million in the first nine months of 2005 from $841.5 million in the first nine months of 2004. An increased number of agencies and an active real estate environment contributed to the increase in 2005. The increase was offset somewhat by our acquisition of certain previously independent agencies. The largest increases in revenues from agencies in 2005 were primarily in Florida, Pennsylvania, Maryland, Virginia, Michigan and Georgia.
The Texas Department of Insurance reduced title insurance premium rates by 6.5% effective July 1, 2004. Our revenues and net earnings were reduced by approximately $13.2 million and an estimated $3.7 million, respectively, for the nine months ended September 30, 2005 and by approximately $4.2 million and an estimated $1.2 million, respectively, for the nine months ended September 30, 2004 as a result of this rate decrease.
REI revenues. Real estate information revenues were $61.1 million in the first nine months of 2005 and $51.3 million in the first nine months of 2004. The increase in revenues is primarily attributable to an increase in revenues related to Section 1031 tax deferred exchanges for the nine months ended September 30, 2005 compared with the same period in 2004. This increase was offset in part by decreases in certain origination services, such as electronic mortgage document preparation.
Investments. Investment income increased 32.2% to $21.5 million in the first nine months of 2005 compared with the first nine months of 2004 due to increases in average balances invested as well as higher yields. Investment and other gains included a pretax gain of $1.9 million realized in 2005 from the sale of our ownership interest in an equity investee. Certain investment gains and losses were realized as part of the ongoing management of the investment portfolio for the purpose of improving performance.
Retention by agencies. The amounts retained by agencies, as a percentage of revenues generated by them, were 81.5% and 81.4% in the first nine months of 2005 and 2004, respectively. Amounts retained by title agencies are based on agreements between agencies and our title underwriters. The percentage that amounts retained by agencies bears to agency revenues may vary from period to period because of the geographical mix of agency operations and the volume of title revenues.
Employee costs. Employee costs for the combined business segments increased $77.0 million or 17.6% in the first nine months of 2005. We had approximately 9,900 and 8,700 employees at September 30, 2005 and 2004, respectively. Of the increase in staff, approximately 800 employees and $25.0 million in employee costs resulted from acquisitions. Certain acquisitions made in higher-cost markets, along with the continued development of technology-driven products and new services, contributed to the increase in employee costs and the ratio of employee costs to revenues. In our REI segment, employee costs increased 8.8% due primarily to an increase in the Section 1031 tax deferred exchange business.

Other operating expenses. Other operating expenses for the combined business segments increased $35.6 million or 15.1% in the first nine months of 2005. The increase was primarily from acquisitions and rent, which contributed approximately $12.6 million and $5.0 million, respectively, of the increase. Other significant increases were in certain REI expenses, business promotion and premium taxes. Other operating expenses also included search fees, telephone, supplies, title plant expenses, litigation costs and technology costs. Most of these operating expenses follow, to varying degrees, the changes in transaction volume and revenues.
Title losses. Provisions for title losses, as a percentage of title operating revenues, were 4.9% in the first nine months of 2005 compared with 4.7% in the first nine months of 2004.
Minority interests. Minority interests for the combined business segments increased $4.3 million or 44.3% in the first nine months of 2005 compared with the first nine months of 2004. The increase resulted from acquisitions and improved profitability of one of our largest subsidiaries.
Income taxes. The provisions for federal, state and foreign income taxes represented effective tax rates of 38.6% and 37.5% in the first nine months of 2005 and 2004, respectively. The annual effective tax rate for 2004 was 38.1%.
THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2004
Operating environment. According to published industry data, interest rates for 30-year fixed-rate mortgages, excluding points, for the three months ended September 30, 2005 averaged 5.8% as compared with 5.9% for the corresponding period in 2004. The rate was 5.5% at the end of June 2005. Mortgage rates increased steadily through mid-August before beginning a decline through early September. Rates increased steadily during late September 2005. They averaged 5.7%, 5.8% and 5.8%, respectively, in July, August and September of 2005. At the end of September 2005 the rate was 5.9%. The rate was 5.7% at the end of September 2004.
Real estate activity was stronger in the third quarter of 2005 as compared with the third quarter of 2004. According to published data, existing home sales increased 6.5% in the third quarter of 2005 as compared with the third quarter of 2004. The average of the median monthly prices of existing homes for the three months ended September 30, 2005 was $216,667, an increase of 14.4% compared with the same period in 2004. Refinancing transactions increased slightly in the third quarter of 2005 as compared with the third quarter of 2004. The ratio of refinancing transactions to total loan applications was 46.8% for the three months ended September 30, 2005, compared with 43.2% for the same period in 2004. Refinancing transactions generally have lower title insurance premium rates than sales transactions.
Our orders for the third quarter of 2005 increased 16.2% as compared with the third quarter of 2004. Order levels for the month of September 2005 were 12.2% higher than for the month of September 2004.
Title revenues. Our revenues from direct operations increased $62.8 million or 27.9% in the third quarter of 2005 as compared with the third quarter of 2004. Acquisitions since the third quarter of 2004 added revenues of approximately $17.3 million in the third quarter of 2005. The total number of direct closings we handled increased 18.9% in the three months ended September 30, 2005 compared with the same period in 2004. The average revenue per closing increased 6.8% in the third quarter of 2005 compared with the third quarter of 2004 due to an increase in home prices, an increase in commercial transactions and a lower ratio of refinancing transactions closed by our direct operations. The largest revenue increases were in Texas, California and Florida.
Revenues from agencies increased $37.6 million or 13.3% in the third quarter of 2005 as compared with the third quarter of 2004. An increased number of agencies and an active real estate environment contributed to the increase in 2005. The largest increases in revenues from agencies in 2005 were primarily in Florida, California, Virginia and Georgia, offset somewhat by a decrease in Texas.
The Texas Department of Insurance reduced title insurance premium rates by 6.5% effective July 1, 2004. Our revenues and net earnings were reduced by approximately $4.5 million and an estimated $1.2 million, respectively, for the three months ended September 30, 2005 and by approximately $4.2 million and an estimated $1.2 million, respectively, for the three months ended September 30, 2004.

REI revenues. Real estate information revenues were $22.8 million in the third quarter of 2005 and $16.0 million in the third quarter of 2004. The increase was due primarily to an increase in revenues related to Section 1031 tax deferred exchanges.
Investments. Investment income increased 35.4% to $8.0 million in the third quarter of 2005 compared with the third quarter of 2004 due to increases in average balances invested as well as higher yields. Certain investment gains and losses were realized as part of the ongoing management of the investment portfolio for the purpose of improving performance.
Retention by agencies. The amounts retained by agencies, as a percentage of revenues generated by them, were 81.0% and 81.1% in the third quarters of 2005 and 2004, respectively. Amounts retained by title agencies are based on agreements between agencies and our title underwriters. The percentage that amounts retained by agencies bears to agency revenues may vary from period to period because of the geographical mix of agency operations and the volume of title revenues.
Employee costs. Employee costs for the combined business segments increased $34.3 million or 23.0% in the third quarter of 2005 compared with the third quarter of 2004. We had approximately 9,900 and 8,700 employees at September 30, 2005 and 2004, respectively. Of the increase in staff, approximately 800 employees and approximately $9.0 million in employee costs resulted from acquisitions. Continued development of technology-driven products and new services also contributed to the increase in employee costs. In our REI segment, employee costs increased 14.4% due primarily to an increase in the Section 1031 tax deferred exchange business.
Other operating expenses. Other operating expenses for the combined business segments increased $18.4 million or 23.1% in the third quarter of 2005 compared with the third quarter of 2004. Acquisitions contributed approximately $5.0 million of the increase. The most significant increases were in technology costs, litigation costs, certain REI expenses, rent and business promotion. Other operating expenses also included search fees, premium taxes, supplies, telephone and title plant expenses. Most of these operating expenses follow, to varying degrees, the changes in transaction volume and revenues.
Title losses. Provisions for title losses, as a percentage of title operating revenues, were 5.2% in the third quarter of 2005, compared with 5.0% in the third quarter of 2004. An increase in the frequency of larger losses resulted in an increase in our loss ratio in 2005.
Minority interests. Minority interests for the combined business segments increased $1.8 million or 48.3% in the third quarter of 2005 compared with the third quarter of 2004. The increase resulted primarily from improved profitability of one of our largest subsidiaries.
Income taxes. The provisions for federal, state and foreign income taxes represented effective tax rates of 38.5% and 37.9% in the third quarters of 2005 and 2004, respectively. The annual effective tax rate for 2004 was 38.1%.
Liquidity and capital resources. Cash provided by operations was $133.3 million and $143.7 million for the first nine months of 2005 and 2004, respectively. Cash flow from operations has been the primary source of financing for additions to property and equipment, expanding operations, dividends to stockholders and other requirements. This source is supplemented by bank borrowings.
The most significant non-operating sources of cash were from proceeds of investments matured and sold in the amount of $395.6 million and $270.4 million in the first nine months of 2005 and 2004, respectively. We used cash for the purchases of investments in the amounts of $477.8 million and $347.2 million in the first nine months of 2005 and 2004, respectively.
A substantial majority of consolidated cash and investments was held by Stewart Title Guaranty Company (Guaranty) and its subsidiaries. Cash transfers between Guaranty and its subsidiaries and the Company are subject to certain legal restrictions. See Notes 2 and 3 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004.

Our liquidity, excluding Guaranty and its subsidiaries, is comprised of cash and investments aggregating $36.0 million and short-term liabilities of $2.5 million at September 30, 2005. We know of no commitments or uncertainties that are likely to materially affect our ability to fund cash needs.
Our loss reserves are fully funded, segregated and invested in high-quality securities and short-term investments. This is required by the insurance regulators of the states in which our underwriters are domiciled. At September 30, 2005, these investments aggregated $430.1 million and our estimated title loss reserves were $324.8 million.
Effective September 1, 2005 and retroactive to the start of the year, the Texas Legislature reduced statutory reserve requirements for our major title insurer. The change does not directly impact amounts reported for our earnings or loss reserves under generally accepted accounting principles in the United States. However, the change released a portion of low-yielding statutory reserve investments in the amount of approximately $25.2 million, or approximately $18.3 million, after tax, making this portion of our cash flow available for other uses.
Historically, our operating cash flow has been sufficient to pay all title policy losses incurred. With our annual cash flow from operations combined with securities maturing in less than one year, we do not expect foreseeable title loss payments to create a liquidity problem for us. Beyond providing funds for losses, we manage the maturities of our investment portfolio to provide safety of capital, improve earnings and mitigate interest rate risks.
Acquisitions during the first nine months of 2005 and 2004 resulted in additions to goodwill, excluding reallocations, of $26.6 million and $33.0 million, respectively.
We consider our capital resources to be adequate, as our capital resources are represented by a low debt-to-equity ratio. Notes payable were $78.9 million and stockholders’ equity was $772.5 million at September 30, 2005. We are not aware of any trends, either favorable or unfavorable, that would materially affect notes payable or stockholders’ equity. We do not expect any material changes in the cost of such resources. Significant acquisitions in the future could materially affect the notes payable or stockholders’ equity balances.
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
Item 4. Controls and Procedures
Our principal executive officers and our principal financial officer, based upon their evaluation of our disclosure controls and procedures conducted as of September 30, 2005, have concluded that those disclosure controls and procedures are effective.
There has been no change in our internal control over financial reporting during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As a result, no corrective actions were required or undertaken.

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
Item 5. Other Information
We paid regular quarterly cash dividends on our Common Stock from 1972 through 1999. During 1999, our Board of Directors approved a plan to repurchase up to 5% (680,000 shares) of our outstanding Common Stock. The Board also determined that our regular quarterly dividend should be discontinued in favor of returning those and additional funds to stockholders through the stock repurchase plan. Under this plan, we repurchased 116,900 shares of Common Stock during 2000 and none in 2001 through September 30, 2005. An additional 208,769 shares of treasury stock were acquired primarily in the second quarter of 2002. The majority of these shares were acquired as a result of the consolidation of a majority-owned subsidiary that was previously held as an equity investee. All of these shares were held by us as treasury shares at September 30, 2005.
No cash dividends were paid from 2000 until December 2003. In response to favorable tax law changes, the Board of Directors declared and paid annual cash dividends of $0.46 per share in December 2004 and in December 2003 to Common stockholders. Our Certificate of Incorporation provides that no cash dividends may be paid on the Class B Common Stock.
We had a book value per share of $42.58 and $38.48 at September 30, 2005 and December 31, 2004, respectively. At September 30, 2005, this measure was based on approximately $772.5 million in stockholders’ equity and 18.1 million shares outstanding. At December 31, 2004, this measure was based on approximately $697.3 million in stockholders’ equity and 18.1 million shares outstanding.
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

November 7, 2005 Date

Stewart Information Services Corporation

Registrant

	By:	/s/ Max Crisp

Max Crisp, Executive Vice President and Chief Financial
Officer, Secretary-Treasurer, Director and
Principal Financial Officer

INDEX TO EXHIBITS
Exhibit

	3.1	-	Certificate of Incorporation of the Registrant, as amended March 19, 2001 (incorporated by reference in this report from Exhibit 3.1 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

	3.2	-	By-Laws of the Registrant, as amended March 13, 2000 (incorporated by reference in this report from Exhibit 3.2 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

	4.1	-	Rights of Common and Class B Common Stockholders (incorporated by reference in this report from Exhibit 4.1 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2004)

*	31.1	-	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*	31.2	-	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*	31.3	-	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*	32.1	-	Certification of Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	32.2	-	Certification of Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	32.3	-	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	99.1	-	Details of Investments at September 30, 2005 and December 31, 2004
____________
* Filed herewith