Form 10-K
period 2005-12-31
STEWART INFORMATION SERVICES CORP
filed 2006-03-13
CIK 94344

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-02658

STEWART INFORMATION SERVICES CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	74-1677330 (I.R.S. Employer Identification No.)

1980 Post Oak Blvd., Houston, Texas (Address of principal executive offices)	77056 (Zip Code)
Registrant’s telephone number, including area code: (713) 625-8100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class of stock	Name of each exchange on which registered
Common Stock, $1 par value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large Accelerated Filer ☑ Accelerated Filer ☐ Non-Accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the Common Stock (based upon the closing sales price of the Common Stock of Stewart Information Services Corporation, as reported by the NYSE on June 30, 2005) held by non-affiliates of the Registrant was approximately $717,556,602.
As of March 2, 2006, the following shares of each of the registrant’s classes of stock were outstanding:

Common, $1 par value	17,146,697
Class B Common, $1 par value	1,050,012
Documents Incorporated by Reference
Portions of the definitive proxy statement (the Proxy Statement), relating to the annual meeting of the registrant’s stockholders to be held April 28, 2006, are incorporated by reference in Parts III and IV of this document.

FORM 10-K
ANNUAL REPORT
Year Ended December 31, 2005
As used in this report, “we”, “us”, “our”, the “Company”, and “Stewart” mean Stewart Information Services Corporation and our subsidiaries, unless the context indicates otherwise.

PART I
Item 1. Business
We are a Delaware corporation formed in 1970. We and our predecessors have been engaged in the title business since 1893.
     Stewart is a technology-driven, strategically competitive, real estate information and transaction management company providing title insurance and related information services. Stewart delivers via e-commerce the services required for settlement by the real estate and mortgage industries – including title reports, flood certificates, credit reports, appraisals and automated valuation models, document preparation, property information reports and background checks. Stewart also provides post-closing lender services, mortgage default management solutions, automated county clerk land records, property ownership mapping, geographic information systems and expertise in tax-deferred exchanges.
     Our two main segments of business are title insurance-related services and real estate information (REI). The segments significantly influence business to each other because of the nature of their operations and their common customers. The segments provide services through a network of offices, including more than 8,500 policy-issuing offices and agencies in the United States and several international markets. Our current levels of international operations are immaterial with respect to our consolidated financial results.
     The financial information related to these segments is discussed in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
     At the closing or “settlement” of a sale transaction, the seller executes and delivers a deed to the new owner. The buyer typically signs new mortgage documents. Closing funds are then disbursed to the seller, the prior mortgage company, real estate brokers, the title company and others. The documents are then recorded in the public records. A title policy is generally issued to both the lender and the new owner.
     Title policies. Lenders in the United States generally require title insurance as a condition to making a loan on real estate, including securitized lending. This is to assure lenders of the priority of their lien position. The purchasers of the property want insurance to protect against claims that may arise against the ownership of the property. The face amount of the policy is normally the purchase price or the amount of the related loan.
     Title insurance is substantially different from other types of insurance. Fire, auto, health and life insurance protect against future losses and events. In contrast, title insurance insures against losses from past events and seeks to eliminate most risks through the examination and settlement process.
     Investments. Our title insurance underwriters maintain investments in accordance with certain statutory requirements for the funding of statutory premium reserves and state deposits. We have established policies and procedures to minimize our exposure to changes in the fair values of our investments. These policies include retaining an investment advisory firm, emphasizing credit quality, managing portfolio duration, maintaining or increasing investment income through high coupon rates, and actively managing profile and security mix based upon market conditions. All of our investments are classified as available-for-sale.
     Losses. Losses on policies occur when a title defect is not discovered during the examination and settlement process. Reasons for losses include forgeries, misrepresentations, unrecorded liens, the failure to pay off existing liens, mishandling of settlement funds, issuance by title agencies of unauthorized coverages and other legal issues.
     Some claimants seek damages in excess of policy limits. Those claims are based on various legal theories usually alleging misrepresentation by an agency. Although we vigorously defend against spurious claims, we have from time to time incurred losses in excess of policy limits.

     Experience shows that most claims against policies and claim payments are made in the first six years after the policy has been issued, although claims are also incurred and paid many years later. By their nature, claims are often complex, vary greatly in dollar amounts and are affected by economic and market conditions and the legal environment existing at the time of settlement of the claims. Estimating future title loss payments is difficult because of the complex nature of title claims, the length of time over which claims are paid, the significantly varying dollar amounts of individual claims and other factors.
     Provisions for policy losses are charged to income in the same year the related premium revenues are recognized. The amounts provided are based on reported claims, historical loss experience, title industry averages, current legal environment and types of policies written.
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
     Factors affecting revenues. Title revenues are closely related to the level of activity in the real estate markets we serve and the prices at which real estate sales are made. Real estate sales are directly affected by the availability and cost of money to finance purchases. Other factors include consumer confidence and demand by buyers. These factors may override the seasonal nature of the title business. Generally, our first quarter is the least active and the fourth quarter is the most active in terms of title revenues.
     Selected information for the national real estate industry follows (2005 figures are preliminary and subject to revision):

	2005	2004	2003

New home sales — in millions	1.28	1.20	1.09
Existing home sales — in millions	7.07	6.78	6.18
Existing home sales — median sales price in $ thousands	207.6	184.0	168.5

     Customers. The primary sources of title business are attorneys, builders, developers, lenders and real estate brokers. No one customer was responsible for as much as ten percent of our title operating revenues in any of the last three years. Titles insured include residential and commercial properties, undeveloped acreage, farms, ranches and water rights.
     Service, location, financial strength, size and related factors affect customer acceptance. Increasing market share is accomplished primarily by providing superior service. The parties to a closing are concerned with personal schedules and the interest and other costs associated with any delays in the settlement. The rates charged to customers are regulated, to varying degrees, in many states.
     Financial strength and stability of the title underwriter are important factors in maintaining and increasing our agency network. Among the nation’s leading title insurers, we earned one of the highest ratings awarded by the title industry’s leading rating companies. Our principal underwriter, Stewart Title Guaranty Company (Guaranty) is currently rated A” by Demotech, Inc., A+ by Fitch and A by Lace Financial.
     Market share. Title insurance statistics are compiled quarterly by the title industry’s national association. Based on unconsolidated statutory net premiums written through September 30, 2005, Guaranty is one of the leading title insurers in the United States.
     Our principal competitors include Fidelity National Financial, Inc., The First American Corporation and LandAmerica Financial Group, Inc. Like most title insurers, we also compete with abstractors, attorneys who issue title opinions and attorney-owned title insurance funds. A number of homebuilders, financial institutions, real estate brokers and others own or control title insurance agencies, some of which issue policies underwritten by Guaranty. This controlled business also provides competition for our offices. We also compete with issuers of alternatives to title insurance products, which typically provide more limited coverage and less service for a smaller fee.

     Title revenues by state. The approximate amounts and percentages of consolidated title operating revenues for the last three years were:

	Amounts ($ millions)			Percentages
	2005	2004	2003	2005	2004	2003

California	367	353	414	16	17	19
Texas	292	269	264	13	13	12
Florida	245	175	159	11	8	7
New York	159	154	147	7	7	7
All others	1,251	1,131	1,154	53	55	55

	2,314	2,082	2,138	100	100	100

     Regulations. Title insurance companies are subject to comprehensive state regulations covering premium rates, agency licensing, policy forms, trade practices, reserve requirements, investments and the transfer of funds between an insurer and its parent or its subsidiaries and any similar related party transactions. Kickbacks and similar practices are prohibited by various state and federal laws.
Real Estate Information
The real estate information segment primarily provides electronic delivery of data, products and services related to real estate. REI services related to the mortgage origination process include flood certificates, credit reports, traditional and automated property valuations, electronic mortgage documents, property information reports and tax services. Stewart Mortgage Information Company (SMI), one of the segment companies, provides post-closing outsourcing services for residential mortgage lenders, including document review, investor delivery, FHA/VA insuring, document retrieval, preparation and recordation of assignments, lien releases and security interests, collateral reviews and loan pool certifications. Stewart Default Solutions, Inc. provides mortgage default management solutions to lenders. In addition, other companies within the real estate information segment provide diverse products and services related to automated mapping projects and geodetic positioning; real estate database conversion, construction, maintenance and access; automation for government recording and registration; criminal, credit and motor vehicle background checks and pre-employment screening services; and I.R.C. Section 1031 tax-deferred property exchanges.
     The introduction of automation tools for title agencies is an important part of the future growth of the REI companies. Automated search and examination tools developed by Ultima Corporation and REIData, Inc. are designed to increase the processing speed of title examinations by connecting all aspects of the title examination process to the public records. Accessible through www.PropertyInfo.com TM , a title examiner can utilize Advanced Search Analysis and SearchManager TM to automate work flows for search, examination and production of title reports, thus eliminating the steps and inefficiencies associated with traditional courthouse searches. Also available through real estate portals owned and developed by Stewart’s REI companies are aerial photographs and maps offered by GlobeXplorer® and AIRPHOTOUSA®.
     Factors affecting revenues. As in the title segment, REI revenues, particularly those generated by mortgage information services and tax-deferred exchanges, are closely related to the level of activity in the real estate market. Revenues related to many services are generated on a project basis. Contracts for automating government recording and registration and mapping projects are often awarded following competitive bidding processes or after responding to formal requests for proposals.
     Companies that compete with Stewart’s REI companies vary across a wide range of industries. In the mortgage-related products and services area, competitors include the major title insurance underwriters mentioned under “Title – Market share”, as well as entities known as vendor management companies. In some cases the competitor may be the customer itself. For example, certain services offered by SMI can be, or historically have been, performed by internal departments of large mortgage lenders.
     Another important factor affecting revenues is the advancement of technology, which permits customers to order and receive timely status reports and final products and services through dedicated interfaces with the customer’s production systems or over the Internet. The use of websites, including www.stewart.com and www.PropertyInfo.com, allows customers easy access to solutions designed for their specific industry.

     Customers. Customers for our REI products and services include mortgage lenders and servicers, mortgage brokers, government entities, commercial and residential real estate agents, land developers, builders, title insurance agencies, and others interested in obtaining property information (including data, images and aerial maps) that assist with the purchase, sale and closing of real estate transactions and mortgage loans. Other customers include accountants, attorneys, investors and others seeking services for their respective clients in need of qualified intermediary (Section 1031) services and employers seeking pre-employment information about prospective employees.
     Many of the services and products offered by the REI segment are used by professionals and intermediaries who have been retained to assist consumers with the sale, purchase, mortgage, transfer, recording and servicing of real estate related transactions. To that end, timely and accurate services are critical to our customers since these factors directly affect the service they provide to their customers. Financial strength, marketplace presence and reputation as a technology innovator are important factors in attracting new business.
General
Technology. Our automation products and services are increasing productivity in the title office and speeding the real estate closing process for lenders, real estate professionals and consumers. Before automation, an order typically required several individuals to manually search the title, retrieve and review documents and create the title policy commitment. Today, on a normal subdivision file, and in some locations where our systems are optimally deployed, one person can receive the order electronically, view the prior file, examine the indexed documents, prepare the commitment and deliver the finished title insurance product. We are deploying SureClose®, an electronic document handler that gives consumers access to their closing file during the closing process, for more transparency of the transaction.
     Trademarks. We have developed numerous automation products and processes that are crucial to both our title and REI segments. These systems automate most facets of the real estate transaction. Among these trademarked products and processes are AIM®, AIRPHOTOUSA®, E-Title®, GlobeXplorer®, Landata Title Office®, REIMall®, SureClose®, TitleLogix® and Virtual Underwriter®. We consider these trademarks, which are perpetual in duration, to be important to our business.
     Employees. As of December 31, 2005, we and our subsidiaries employed approximately 9,865 people. We consider our relationship with our employees to be good.
     Available information. We file annual, quarterly and other reports and information with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934 (the Exchange Act). You may read and copy any material that we file with the SEC at the SEC’s Public Reference Room at 450 5th Street, N.W., Room 1200, Washington, DC 20549. You may obtain additional information about the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxies, information statements and other information regarding issuers that file electronically with the SEC, including us.
     We also make available, free of charge on or through our Internet site (www.stewart.com) our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Code of Ethics and other information statements and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.
Item 1A. Risk Factors
You should consider the following risk factors, as well as the other information presented in this report and our other filings with the SEC, in evaluating our business and any investment in our business. These risks could materially and adversely affect our business, financial condition and results of operations. In that event, the trading price of our Common Stock could decline materially.

If adverse changes in the levels of real estate activity occur, our revenues will decline.
     Our results of operations and financial condition are affected by changes in economic conditions, particularly mortgage interest rates. Our revenues and earnings have fluctuated in the past and we expect them to fluctuate in the future.
     The demand for our title insurance and real estate information services depends in large part on the volume of residential and commercial real estate transactions. The volume of these transactions historically has been influenced by factors such as mortgage interest rates and the state of the overall economy. Typically, when interest rates are increasing or when the economy is experiencing a downturn, real estate activity declines. As a result, the title insurance industry tends to experience decreased revenues and earnings. Increases in interest rates also may have an adverse impact on our bond portfolio and interest on our bank debt.
     We have benefited from a low mortgage interest rate environment and an increase in home prices in recent years. A reversal of these trends could adversely affect our revenues and earnings absent increases in market share, which cannot be assured.
Competition in the title insurance industry affects our revenues.
     Competition in the title insurance industry is strong, particularly with respect to price, service and expertise. Larger commercial customers and mortgage originators also look to the size and financial strength of the title insurer. Although we are one of the leading title insurance underwriters based on market share, Fidelity National Financial, Inc., The First American Corporation and LandAmerica Financial Group, Inc. are each substantially larger than we are. Their holding companies have significantly greater capital than we do. Although we are not aware of any current initiatives to reduce regulatory barriers to entering our industry, any such reduction could result in new competitors, including financial institutions, entering the title insurance business. Competition among the major title insurance companies and any new entrants could lower our premium and fee revenues. From time to time, new entrants enter the marketplace with alternative products to traditional title insurance although many of these alternative products have been disallowed by title insurance regulators. These alternative products, if permitted by regulators, could adversely affect our revenues and earnings.
Rapid technological changes in our industry require timely and cost-effective responses. Our earnings may be adversely affected if we are unable to effectively use technology to increase productivity.
     Technological advances occur rapidly in the title insurance industry as industry standards evolve and title insurers frequently introduce new products and services. We believe that our future success depends on our ability to anticipate technological changes and to offer products and services that meet evolving standards on a timely and cost-effective basis. Successful implementation and customer acceptance of our technology-based services, such as SureClose, will be crucial to our future profitability, as will increasing our productivity to recover our costs of developing our technology-based services. There is a risk that products and services introduced by our competitors, or advances in technology, could reduce the usefulness of our products and render them obsolete.
Our claims experience may require us to increase our provision for title losses or to record additional reserves, either of which would adversely affect our earnings.
     Estimating future loss payments is difficult, and our assumptions about future losses may prove inaccurate. Claims are often complex and involve uncertainties as to the dollar amount and timing of individual payments. Claims are often paid many years after a policy is issued. From time to time, we experience large losses from title policies that have been issued, which require us to increase our title loss reserves. These events are unpredictable and adversely affect our earnings.
Our growth strategy will depend in part on our ability to acquire and integrate complementary businesses.
     As part of our overall growth strategy, we selectively acquire businesses and technologies that will allow us to enter new markets, provide services that we currently do not offer or advance our existing technology. Our ability to continue this acquisition strategy will depend on our success in identifying and consummating acquisitions of businesses on favorable economic terms. The success of this strategy will also depend on our ability to integrate the operations, products and personnel of any acquired business, retain key personnel, introduce new products and services on a timely basis and increase the strength of our existing management team. Although we actively seek acquisition candidates, we may be unsuccessful in these efforts. If we are unable to acquire appropriate businesses on favorable economic terms, or at all, or are unable to introduce new products and services successfully, our business, results of operations and financial condition could be adversely affected.

We rely on dividends from our insurance underwriting subsidiaries. Significant restrictions on dividends from our subsidiaries could adversely affect our ability to make acquisitions.
     We are a holding company and our principal assets are the securities of our insurance underwriting subsidiaries. Because of this structure, we depend primarily on receiving sufficient dividends from our insurance subsidiaries to meet our debt service obligations, to pay our operating expenses and to pay dividends. The insurance statutes and regulations of some states require us to maintain a minimum amount of statutory capital and restrict the amount of dividends that our insurance subsidiaries may pay to us. Guaranty is a wholly owned subsidiary of Stewart and the principal source of our cash flow. In this regard, the ability of Guaranty to pay dividends to us is dependent on the acknowledgement of the Texas Insurance Commissioner. At December 31, 2005, under Texas insurance law, Guaranty could pay dividends or make distributions of up to $97.6 million in 2006 without approval of the Texas Insurance Commissioner. However, Guaranty voluntarily restricts dividends to us so that it can grow its statutory surplus and maintain liquidity at competitive levels. A title insurer’s ability to pay claims can significantly affect the decision of lenders and other customers when buying a policy from a particular insurer. These restrictions could limit our ability to fund our acquisition program with cash and to fulfill other cash needs.
Our insurance subsidiaries must comply with extensive government regulations. These regulations could adversely affect our ability to increase our revenues and operating results.
     State authorities regulate our insurance subsidiaries in the various states in which they do business. These regulations generally are intended for the protection of policyholders rather than shareholders. The nature and extent of these regulations vary from jurisdiction to jurisdiction, but typically involve:
•	approval or setting of insurance premium rates;

•	standards of solvency and minimum amounts of statutory capital and surplus that must be maintained;

•	limitations on types and amounts of investments;

•	establishing reserves, including statutory premium reserves, for losses and loss adjustment expenses;

•	regulation of dividend payments and other transactions among affiliates;

•	prior approval of the acquisition and control of an insurance company or of any company controlling an insurance company;

•	licensing of insurers and agencies;

•	regulation of reinsurance;

•	restrictions on the size of risks that may be insured by a single company;

•	regulation of underwriting and marketing practices;

•	deposits of securities for the benefit of policyholders;

•	approval of policy forms;

•	methods of accounting; and

•	filing of annual and other reports with respect to financial condition and other matters.
     These regulations may impede or impose burdensome conditions on rate increases or other actions that we might want to take to enhance our operating results. Changes in these regulations may also adversely affect us. In addition, state regulatory examiners perform periodic examinations of insurance companies, which could result in increased compliance or litigation expenses.
Litigation risks include claims by large classes of claimants.
     We are periodically involved in litigation arising in the ordinary course of business. In addition, we are currently, and have been in the past, subject to claims and litigation from large classes of claimants seeking substantial damages not arising in the ordinary course of business. Material pending legal proceedings, if any, not in the ordinary course of business, are disclosed in Item 3 — Legal Proceedings included elsewhere in this report. To date, the impact of the outcome of these proceedings has not been material to our results of operations or financial position. However, an unfavorable outcome in any litigation, claim or investigation against us could have an adverse effect on our results of operations or financial position.
Anti-takeover provisions in our certificate of incorporation and by-laws may make a takeover of us difficult. This may reduce the opportunity for our stockholders to obtain a takeover premium for their shares of our Common Stock.
     Our certificate of incorporation and by-laws, as well as Delaware corporation law and the insurance laws of various states, all contain provisions that could have the effect of discouraging a prospective acquirer from making a tender offer for our shares, or that may otherwise delay, defer or prevent a change in control of Stewart.

     The holders of our Class B Common Stock have the right to elect four of our nine directors. Pursuant to our by-laws, the vote of six directors is required to constitute an act by the Board of Directors. Accordingly, the affirmative vote of at least one of the directors elected by the holders of the Class B Common Stock is required for any action to be taken by the Board of Directors. The foregoing provision of our by-laws may not be amended or repealed without the affirmative vote of at least a majority of the outstanding shares of each class of our capital stock, voting as separate classes.
     The voting rights of the holders of our Class B Common Stock may have the effect of rendering more difficult or discouraging unsolicited tender offers, merger proposals, proxy contests or other takeover proposals to acquire control of Stewart.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We lease approximately 253,000 square feet, under a non-cancelable lease expiring in 2016, in an office building in Houston, Texas, which is used for our corporate offices and for offices of several of our subsidiaries. In addition, we lease offices at approximately 750 additional locations that are used for branch offices, regional headquarters and technology centers. These additional locations include significant leased facilities in Los Angeles, Dallas, San Diego, Seattle and Las Vegas.
     Our leases expire from 2006 to 2016 and have an average term of four years, although our typical lease term ranges from three to five years. We believe we will not have any difficulty obtaining renewals of leases as they expire or, alternatively, leasing comparable properties. The aggregate annual rent expense under all leases was approximately $64,698,000 in 2005.
     We also own six office buildings located in Texas, Arizona and Colorado. These owned properties are not material to our financial position. We consider all buildings and equipment that we own or lease to be well maintained, adequately insured and generally sufficient for our purposes.
Item 3. Legal Proceedings
As first reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, Stewart Title Insurance Company (STIC), an underwriter subsidiary of the Company, was a defendant in a New York state class action lawsuit in the Supreme Court State of New York. The lawsuit alleged that STIC directly and through its agencies routinely collected excess premiums in connection with refinance transactions. Similar actions were brought against seven other unrelated underwriters. STIC denied culpability on a number of grounds. In February 2005, STIC reached a settlement with the plaintiffs, which was approved by the court and which fully and finally resolved all purposed claims of the plaintiffs. At December 31, 2004, the Company had a reserve of $5.3 million for this claim, which was sufficient to cover the payment of the final settlement in the third quarter of 2005 and other expenses associated with this lawsuit.
     We are a party to routine lawsuits incidental to our business, most of which involve disputed policy claims. In many of these suits, the plaintiffs seek exemplary or treble damages in excess of policy limits based on the alleged malfeasance of an issuing agent. We do not expect that any of these proceedings will have a material adverse effect on our consolidated financial condition. Additionally, we have received various inquiries from governmental regulators concerning practices in the insurance industry. Many of these practices do not concern title insurance and we do not anticipate that the outcome of these inquiries will materially affect the consolidated financial condition of the Company. We, along with the other major title insurance companies, are party to a number of class actions concerning the title insurance industry. We believe that we have adequate reserves for these contingencies and that the likely resolution of these matters will not materially affect the consolidated financial condition of the Company.
Item 4. Submission of Matters to a Vote of Security Holders
None.

PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters
Our Common Stock is listed on the New York Stock Exchange (the NYSE) under the symbol “STC”. The following table sets forth the high and low sales prices of our Common Stock for each fiscal period indicated, as reported by the NYSE.

	High	Low
2005:
First quarter	$42.98	$34.70
Second quarter	42.64	34.71
Third quarter	51.99	41.40
Fourth quarter	53.01	45.38

2004:
First quarter	$47.60	$34.23
Second quarter	40.04	31.14
Third quarter	39.97	31.14
Fourth quarter	45.20	38.38
     We paid regular quarterly cash dividends on our Common Stock from 1972 through 1999. During 1999, our Board of Directors approved a plan to repurchase up to 5% (680,000 shares) of our outstanding Common Stock. The Board also determined that our regular quarterly dividend should be discontinued in favor of returning those and additional funds to stockholders through the stock repurchase plan. Under this plan, we repurchased 116,900 shares of Common Stock during 2000 and none in 2001 through 2005. An additional 208,769 shares of treasury stock were acquired primarily in the second quarter of 2002 as a result of the consolidation of a majority-owned subsidiary that was previously held as an equity investee. An additional 160 shares of treasury stock were acquired during the fourth quarter of 2005 in connection with a net exercise of stock options. All of these shares are held by us as treasury shares.
     The Board of Directors declared an annual cash dividend of $0.75, $0.46 and $0.46 per share payable December 20, 2005 and 2004 and December 19, 2003, respectively, to Common stockholders of record on December 6, 2005 and 2004 and December 5, 2003, respectively. Our certificate of incorporation provides that no cash dividends may be paid on the Class B Common Stock.
     We had a book value per share of $42.21 and $38.48 at December 31, 2005 and 2004, respectively. At December 31, 2005, this measure was based on approximately $766.3 million in stockholders’ equity and 18.2 million shares outstanding. At December 31, 2004, this measure was based on approximately $697.3 million in stockholders’ equity and 18.1 million shares outstanding.
     As of March 2, 2006, the number of stockholders of record was 4,801, and the price of one share of our Common Stock was $45.94.

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

	2005	2004	2003	2002	2001	2000	1999	1998	1997	1996

(In millions of dollars)

Total revenues	2,430.6	2,176.3	2,239.0	1,777.9	1,271.6	935.5	1,071.3	968.8	708.9	656.0

Title segment:
Operating revenues	2,314.0	2,081.8	2,138.2	1,683.1	1,187.5	865.6	993.7	899.7	657.3	609.4
Investment income	29.1	22.5	19.8	20.7	19.9	19.1	18.2	18.5	15.9	14.5
Investment gains	5.0	3.1	2.3	3.0	.4	0	.3	.2	.4	.1
Total revenues	2,348.1	2,107.4	2,160.3	1,706.8	1,207.8	884.7	1,012.2	918.4	673.6	624.0
Pretax earnings(1)	154.4	143.1	200.7	153.8	82.5	10.7	48.3	78.2	31.6	23.9

REI segment:
Revenues	82.5	68.9	78.7	71.1	63.8	50.8	59.0	50.4	35.3	32.0
Pretax earnings (losses)(1)	10.6	3.6	12.3	9.0	5.5	(4.5)	3.1	3.2	(5.3)	.5

Title loss provisions	128.1	100.8	94.8	75.9	51.5	39.0	44.2	39.2	29.8	33.8
% title operating revenues	5.5	4.8	4.4	4.5	4.3	4.5	4.4	4.4	4.5	5.6

Pretax earnings(1)	165.0	146.7	213.0	162.8	88.0	6.2	51.4	81.4	26.3	24.4
Net earnings	88.8	82.5	123.8	94.5	48.7	.6	28.4	47.0	15.3	14.4
Cash flow from operations	173.5	170.4	190.1	162.6	108.2	31.9	57.9	86.5	36.0	38.3

Total assets	1,361.2	1,193.4	1,031.9	844.0	677.9	563.4	535.7	498.5	417.7	383.4
Long-term debt	70.4	39.9	17.3	7.4	7.0	15.4	6.0	8.9	11.4	7.9
Stockholders’ equity	766.3	697.3	621.4	493.6	394.5	295.1	284.9	260.4	209.5	191.0

Per share data(2)

Average shares – diluted (in millions)	18.2	18.2	18.0	17.8	16.3	15.0	14.6	14.2	13.8	13.5
Net earnings – basic	4.89	4.56	6.93	5.33	3.01	.04	1.96	3.37	1.12	1.08
Net earnings – diluted	4.86	4.53	6.88	5.30	2.98	.04	1.95	3.32	1.11	1.07

Cash dividends	.75	.46	.46	—	—	—	.16	.14	.13	.12
Stockholders’ equity	42.21	38.48	34.47	27.84	22.16	19.61	19.39	18.43	15.17	14.17
Market price:
High	53.01	47.60	41.45	22.50	22.25	22.31	31.38	33.88	14.63	11.31
Low	34.70	31.14	20.76	15.05	15.80	12.25	10.25	14.25	9.38	9.81
Year end	48.67	41.65	40.55	21.39	19.75	22.19	13.31	29.00	14.50	10.38

(1)	Pretax earnings before minority interests.

(2)	Restated for a two-for-one stock split in May 1999, effected as a stock dividend.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s overview. We reported net earnings of $88.8 million for the year ended December 31, 2005 compared with net earnings of $82.5 million for the same period in 2004. On a diluted per share basis, net earnings were $4.86 for the year 2005 compared with net earnings of $4.53 for the year 2004. Revenues for the year increased 11.7% to $2,430.6 million from $2,176.3 million last year.
     In comparing 2005 with 2004, pretax earnings (which is calculated before minority interests) were increased by a higher level of commercial transactions and a higher mix of revenues from direct operations compared with lower-margin agency business. Acquisitions increased revenues by $37.3 million and pretax earnings by $8.0 million in 2005. Earnings for 2005 were impacted by higher employee costs and other operating expenses primarily because the Company continues to incur the costs of investment in technology advancements. The Company’s goal is to increase productivity, gain market share and provide superior service to its customers. Profits in 2005 were also impacted by an addition to title loss reserves of $10.5 million in the fourth quarter of 2005 relating to a mortgage fraud and a defalcation. The fourth quarter of 2005 also includes charges relating to corrections of the Company’s accounting for leases and employee vacations of $2.8 million and $2.1 million, respectively. The combined after tax-effect of these two items was $3.2 million, which is immaterial for the year to net earnings, cash flow and stockholders’ equity.
Critical accounting estimates. Actual results can differ from the accounting estimates we report. However, we believe there is no material risk of a change in our estimates that is likely to have a material impact on our reported financial condition or results of operations for the three years ended December 31, 2005.
Title loss reserves
Our most critical accounting estimate is providing for title loss reserves. Our liability for estimated title losses at December 31, 2005 comprises both known claims ($79.2 million) and claims expected to be reported in the future ($267.5 million). The amount of the reserve represents the aggregate future payments, net of recoveries, that we expect to incur on policy and escrow losses and in costs to settle claims.
     We base our estimates on reported claims, historical loss experience, title industry averages and the current legal and economic environment. In making estimates, we use moving-average ratios of recent actual policy loss payment experience (net of recoveries) to premium revenues.
     Provisions for title losses, as a percentage of title operating revenues, were 5.5%, 4.8% and 4.4% for the years ended December 31, 2005, 2004 and 2003, respectively. Actual loss payment experience, including the impact of large losses, is the primary reason for increases or decreases in our loss provision. A change of 0.5% in this percentage, a reasonably likely scenario based on historical loss experience, would have changed the provision for title losses and pretax earnings by approximately $11.6 million for the year ended December 31, 2005.
     Estimating future loss payments is difficult and our assumptions are subject to the risk of change. Claims, by their very nature, are complex and involve uncertainties as to the dollar amount and timing of individual payments. Our experience has been that most claims against policies and claim payments are made in the first six years after the policy has been issued, although claims are incurred and paid many years later.
     We have consistently followed the same basic method of estimating loss payments for more than ten years. Independent consulting actuaries have reviewed our title loss reserves and found them to be adequate at each year end for more than ten years.
Goodwill and other long-lived assets
Based on our annual June 30th evaluation of goodwill and events that may indicate impairment of title plants and other long-lived assets, we estimate and expense any loss in value to our current operations. The process of determining impairment relies on projections of future cash flows, operating results and market conditions. Uncertainties exist in these projections and bear the risk of change related to factors such as interest rates and overall real estate markets. Actual market conditions and operating results may vary materially from our projections. There were no impairment write-offs of goodwill during the years ended December 31, 2005 and 2004. During 2003, $2.0 million of goodwill attributed to a subsidiary held for sale was written off and is included in other operating expenses in the consolidated financial statements. We use independent appraisers to assist us in determining the fair value of our reporting units and assessing whether an impairment of goodwill exists.

Agency revenues
We recognize revenues on title insurance policies written by independent title agencies (agencies) when the policies are reported to us. In addition, where reasonable estimates can be made, we also accrue for policies issued but not reported until after period end. We believe that reasonable estimates can be made when recent and consistent policy issuance information is available. Our estimates are based on historical reporting patterns and other information about our agencies. We also consider current trends in our direct operations and in the title industry. In this accrual, we are not estimating future transactions. We are estimating policies that have already been issued but not yet received by us. We have consistently followed the same basic method of estimating unreported policy revenues for more than ten years.
     Our accruals for unreported policies from agencies were not material to our total assets or stockholders’ equity for any of the three years ended December 31, 2005. The differences between the amounts our agencies have subsequently reported to us as compared to our estimated accruals are substantially offset by any difference arising from the prior year’s accrual and have been immaterial to stockholders’ equity during each of the three prior years. We believe our process provides the most reliable estimation of the unreported policies and appropriately reflects the trends in agency policy activity.
Operations. Our business has two main segments: title insurance-related services and real estate information (REI). These segments are closely related due to the nature of their operations and common customers.
     Our primary business is title insurance and settlement-related services. We close transactions and issue title policies on homes, commercial properties and other real property located in all 50 states, the District of Columbia and a number of international markets through more than 8,500 policy-issuing offices and agencies. We also provide post-closing lender services, mortgage default management services, automated county clerk land records, property ownership mapping, geographic information systems, property information reports, flood certificates, document preparation, background checks and expertise in tax-deferred exchanges. Our current levels of international operations are immaterial with respect to our consolidated financial results.
Factors affecting revenues. The principal factors that contribute to increases in our operating revenues for our title and REI segments include:
•	declining mortgage interest rates, which usually increase home sales and refinancing transactions;

•	rising home prices;

•	increasing consumer confidence;

•	increasing demand by buyers;

•	increasing number of households;

•	higher premium rates;

•	increasing market share;

•	opening of new offices and acquisitions; and

•	increasing number of commercial transactions that typically yield higher premiums.
     To the extent inflation causes increases in the prices of homes and other real estate, premium revenues are also increased. Premiums are determined in part by the insured values of the transactions we handle. These factors may override the seasonal nature of the title business. Generally, our first quarter is the least active and the fourth quarter is the most active in terms of title revenues.

Industry data. A table of published mortgage interest rates and other selected residential data for the years ended December 31, 2005, 2004 and 2003 follows (amounts shown for 2005 are preliminary and subject to revision). The amounts below may not relate directly to or provide accurate data for forecasting our operating revenues or order counts.

	2005	2004	2003

Mortgage rates (30-year, fixed-rate) – %
Average for the year	5.87	5.84	5.82
First quarter	5.76	5.61	5.84
Second quarter	5.72	6.13	5.51
Third quarter	5.76	5.90	6.01
Fourth quarter	6.22	5.73	5.92

Mortgage originations – in $ billions	2,821	2,727	3,760
Refinancings share – %	47.7	52.2	69.1

New home sales – in thousands	1,282	1,203	1,086
Existing home sales – in thousands	7,072	6,784	6,183
Existing home sales – median sales price in $ thousands	207.6	184.0	168.5

     Most industry experts project mortgage interest rates to rise modestly in 2006. Due to the large number of refinancings completed in 2003, 2004 and 2005 and rising interest rates, significantly fewer refinancing transactions are being forecast for 2006.
Trends and order counts. In the third quarter of 2003 mortgage interest rates increased significantly by 50 basis points to 6.01%. Since that time, mortgage interest rates have fluctuated from 5.45% to a high of 6.33% in the fourth quarter of 2005. Mortgage originations fell to lower levels beginning in the fourth quarter of 2003 primarily because refinancing transactions fell dramatically. Mortgage originations continued to fall substantially during 2004, although there was a slight increase in 2005. Sales of new and existing homes continued an upward trend throughout 2004 and 2005.
     As a result of the above trends, the Company’s order levels began to decline in the third quarter of 2003. They remained below prior year levels through August 2004. For the rest of 2004, orders exceeded the number of orders received in 2003. Order levels for 2005 remained relatively comparable to 2004, although orders for the fourth quarter of 2005 were lower than the comparable period in 2004. Some of the increases in 2005 and 2004 were due to acquisitions.
     Our order counts follow (in thousands):

	2005	2004	2003

First quarter	212	223	263
Second quarter	245	222	315
Third quarter	238	204	238
Fourth quarter	187	191	171

	882	840	987

Results of Operations
A comparison of the results of operations of the Company for 2005 with 2004 and 2004 with 2003 follows. Factors contributing to fluctuations in results of operations are presented in their order of monetary significance. We have quantified, when necessary, significant changes.
Title revenues. Our revenues from direct title operations increased 18.3% in 2005 and decreased 0.9% in 2004. Acquisitions added revenues of $37.3 million and $53.2 million in 2005 and 2004, respectively. The number of direct closings we handled increased 5.5% in 2005 and decreased 20.8% in 2004. The largest revenue increases in 2005 were in Texas, Florida, California and Arizona. The largest decreases in 2004 were in Texas, Colorado and Illinois, partially offset by increases in New York, Canada, California and Puerto Rico.
     The average revenue per closing increased 12.3% in 2005 and 25.2% in 2004 primarily due to a lower ratio of refinancings closed by our direct operations compared to the prior year. Title insurance premiums on refinancings are typically less than on property sales. The increase in 2005 in average revenue per closing was also due to an increased proportion of commercial transactions and rising home prices.

     Revenues from agencies increased 5.9% in 2005 and decreased 3.9% in 2004. The increase in 2005 was primarily due to a decrease in the ratio of refinancing transactions compared to property sales, partially offset by our acquisitions of some agencies that were formerly independent. The decrease in 2004 was primarily due to an overall decrease in the volume of transactions completed and a decrease in refinancing transactions offset somewhat by an increase in property sales. We are unable to quantify the relative contributions from refinancings and property sales because, in most jurisdictions, our independent agencies are not required to report this information. Our statements on sales and refinancings are based on published industry data from sources such as Fannie Mae, the Mortgage Bankers Association, the National Association of Realtors® and Freddie Mac. We also use information from our direct operations.
     The largest increases in revenues from agencies in 2005 were primarily in Florida, New Jersey, Georgia and Maryland, offset partially by decreases in California and Texas. The largest decreases in 2004 in revenues from agencies were primarily in California, Utah, New York and Michigan, offset partially by increases in Virginia, Florida and Pennsylvania.
     The Texas Department of Insurance reduced title insurance premium rates by 6.5% effective July 1, 2004. As a consequence, our revenues and net earnings were reduced by approximately $17.6 million and $5.2 million, respectively, in 2005 and $8.8 million and $2.6 million, respectively, in 2004.
Title revenues by state. The approximate amounts and percentages of consolidated title operating revenues for the last three years were as follows:

	Amounts ($ millions)			Percentages
	2005	2004	2003	2005	2004	2003

California	367	353	414	16	17	19
Texas	292	269	264	13	13	12
Florida	245	175	159	11	8	7
New York	159	154	147	7	7	7
All others	1,251	1,131	1,154	53	55	55

	2,314	2,082	2,138	100	100	100

REI revenues. Real estate information revenues were $82.5 million in 2005, $68.9 million in 2004 and $78.7 million in 2003. The increase in 2005 resulted primarily from a greater number of Section 1031 property exchanges and increases in automated mapping services, partially offset by reduced revenues relating to post-closing services and electronic mortgage documents. The decrease in 2004 resulted primarily from a lesser amount of post-closing services and electronic mortgage documents resulting from a reduction in the volume of real estate transactions, offset somewhat by an increase in Section 1031 tax-deferred property exchange services.
Investments. Investment income increased 29.4% in 2005 because of an increase in average balances invested and higher yields. Investment income increased 13.7% in 2004 because of increases in average balances invested, partially offset by lower yields. Certain investment gains in 2005, 2004 and 2003 were realized as part of the ongoing management of the investment portfolio for the purpose of improving performance.
Retention by agencies. The amounts retained by agencies, as a percentage of revenues generated by them, were 81.2%, 81.6% and 82.0% in the years 2005, 2004 and 2003, respectively. Amounts retained by title agencies are based on agreements between agencies and our title underwriters. The percentage that amounts retained by agencies bears to agency revenues may vary from year to year because of the geographical mix of agency operations and the volume of title revenues.
Selected cost ratios (by segment). The following table shows employee costs and other operating expenses as a percentage of related title and REI operating revenues.

	Employee costs (%)			Other operating (%)
	2005	2004	2003	2005	2004	2003

Title	27.5	25.9	24.7	15.1	14.7	13.4
REI	60.5	65.5	56.9	22.4	23.2	27.2

     These two categories of expenses are discussed below in terms of year-to-year monetary changes.
Employee costs. Employee costs for the combined business segments increased 17.5% in 2005 and 3.1% in 2004. The number of persons we employed at December 31, 2005, 2004 and 2003 was approximately 9,900, 9,000 and 8,200, respectively. The increases in staff in 2005 and 2004 were primarily due to 552 and 605 employees, and $18.3 million and $26.9 million in employee costs, from acquisitions, respectively. The number of employees and employee costs also increased in 2005 due to the increase in the volume of real estate transactions closed by us.

     In our REI segment, employee costs increased 10.7% in 2005. These employee costs did not increase proportionately with the 19.7% increase in revenues due to an increase in revenues from Section 1031 property exchanges, which are less labor intensive than other REI services. In 2004 employee costs were comparable to 2003.
Other operating expenses. Other operating expenses for the combined business segments increased 14.9% in 2005 and 5.7% in 2004. The increase in other operating expenses in 2005 was partially due to acquisitions, which contributed approximately $9.4 million of the increase. Other 2005 increases included rent of $10.0 million, certain REI expenses, business promotion and technology costs. Increases in 2004 were in acquisitions, which contributed $12.4 million of the increase, litigation costs of $4.7 million, rent and technology costs. The increases were partially offset by decreases in certain REI expenses in response to volume decreases, supplies expense and attorney fees.
     Other operating expenses also include title plant and travel expenses. Most of our operating expenses follow, to varying degrees, the changes in transaction volume and revenues.
     Our employee costs and certain other operating expenses are sensitive to inflation. To the extent inflation causes increases in the prices of homes and other real estate, premium revenues also increase. Premiums are determined in part by the insured values of the transactions we handle.
Title losses. Provisions for title losses, as a percentage of title operating revenues, were 5.5%, 4.8% and 4.4% in 2005, 2004 and 2003, respectively. An increase in the number of larger losses resulted in an increase in our loss ratio in 2005. The increase included a $10.5 million addition to title loss reserves in the fourth quarter of 2005 related to a mortgage fraud and a defalcation. An increase in loss payment experience for prior policy years also resulted in an increase in our loss ratios in 2005 and 2004.
Income taxes. The provisions for federal, state and foreign income taxes represented effective tax rates of 37.9%, 37.4% and 37.6% in 2005, 2004 and 2003, respectively.
Contractual obligations. Our material contractual obligations at December 31, 2005 were:

	Payments due ($ millions)
	Less than	1-3	3-5	More than
	1 year	years	years	5 years	Total

Notes payable	18.0	26.8	41.7	1.9	88.4
Operating leases	48.6	73.4	39.4	53.7	215.1
Estimated title losses	65.9	97.1	45.0	138.7	346.7

	132.5	197.3	126.1	194.3	650.2

     Material contractual obligations consist primarily of notes payable, operating leases and estimated title losses. Operating leases are primarily for office space and expire over the next 11 years. The timing for the payment of estimated title losses is not set by contract. Rather, it is projected based on historical payment patterns. The actual timing of estimated title loss payments may vary materially from the above projection because claims, by their nature, are complex and paid over long periods of time. Loss reserves represent a total estimate only, whereas the other contractual obligations are determinable as to timing and amounts. Title losses paid were $82.2 million, $68.4 million and $58.0 million in 2005, 2004 and 2003, respectively.
Liquidity and Capital Resources
Cash provided by operations was $173.5 million, $170.4 million and $190.1 million in 2005, 2004 and 2003, respectively. Cash flow from operations has been the primary source of financing for additions to property and equipment, expanding operations, dividends to stockholders and other requirements. This source is supplemented by bank borrowings.
     The most significant non-operating source of cash was from proceeds of investments matured and sold in the amount of $580.9 million, $405.7 million and $264.3 million in 2005, 2004 and 2003, respectively. We used cash for the purchases of investments in the amounts of $679.0 million, $470.8 million and $416.3 million in 2005, 2004 and 2003, respectively.

     Acquisitions during 2005, 2004 and 2003 resulted in additions to goodwill of $30.1 million, $45.6 million and $13.7 million, respectively.
Restrictions on liquidity. A substantial majority of our consolidated cash and investments at December 31, 2005 was held by Stewart Title Guaranty Company (Guaranty) and its subsidiaries. The use and investment of these funds, dividends to the Company and cash transfers between Guaranty and its subsidiaries and the Company are subject to certain legal restrictions (Notes 2 and 3).
     Our liquidity at December 31, 2005, excluding Guaranty and its subsidiaries, was comprised of cash and investments aggregating $35.6 million and short-term liabilities of $3.3 million. We know of no commitments or uncertainties that are likely to materially affect our ability to fund cash needs (Note 17).
Loss reserves. Our loss reserves are fully funded, segregated and invested in high-quality securities and short-term investments. This is required by the insurance regulators of the states in which our underwriters are domiciled. At December 31, 2005, these investments aggregated $427.0 million and our estimated title loss reserves were $346.7 million.
     Effective September 1, 2005 and retroactive to the start of the year, the Texas Legislature reduced statutory reserve requirements for our major title insurer. The change does not directly impact reported earnings or loss reserves under U.S. generally accepted accounting principles. However, the change released approximately $25.2 million, or approximately $18.3 million after tax, of low-yielding statutory reserve investments making that portion available for other uses.
     Historically, our operating cash flow has been sufficient to pay all title policy losses incurred. As reported in Note 4, the market value of our debt securities maturing in less than one year was $33.8 million at December 31, 2005. Combined with our annual cash flow from operations ($173.5 million in 2005), we do not expect future loss payments to create a liquidity problem for us. Beyond providing funds for losses, we manage the maturities of our investment portfolio to provide safety of capital, improve earnings and mitigate interest rate risks.
Capital resources. We consider our capital resources to be adequate. We expect external capital resources will be available, if needed, because of our low debt-to-equity ratio. Long-term debt was $70.4 million and stockholders’ equity was $766.3 million at December 31, 2005. We are not aware of any trends, either favorable or unfavorable, that will materially affect notes payable or stockholders’ equity. We do not expect any material changes in the cost of such resources. Significant acquisitions in the future could materially affect the notes payable or stockholders’ equity balances.
Off-balance sheet arrangements. We do not have any material source of liquidity or financing that involves off-balance sheet arrangements.
Forward-looking statements. All statements included in this report, other than statements of historical facts, addressing activities, events or developments that we expect or anticipate will or may occur in the future, are forward-looking statements. Such forward-looking statements are subject to risks and uncertainties including, among other things, adverse changes in the levels of real estate activity, technology changes, unanticipated title losses, adverse changes in governmental regulations, actions of competitors, general economic conditions and other risks and uncertainties discussed under Item 1A – Risk Factors included elsewhere in this report.

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
     Investments in debt securities at December 31, 2005 mature, according to their contractual terms, as follows (actual maturities may differ because of call or prepayment rights):

	Amortized	Market
	costs	values
	($ thousands)
In one year or less	33,881	33,782
After one year through two years	51,474	51,107
After two years through three years	58,147	57,950
After three years through four years	70,591	71,136
After four years through five years	44,283	43,889
After five years	247,929	250,727
Mortgage-backed securities	310	281

	506,615	508,872

     We believe our investment portfolio is diversified and do not expect any material loss to result from the failure to perform by issuers of the debt securities we hold. Our investments are not collateralized. The mortgage-backed securities are issued by U.S. Government-sponsored entities.
     Based on our debt securities portfolio and interest rates at December 31, 2005, a 100 basis-point increase (decrease) in interest rates would result in a decrease (increase) of approximately $20.5 million, or 4.0%, in the fair value of our portfolio. Changes in interest rates may affect the fair value of the debt securities portfolio and may result in unrealized gains or losses. Gains or losses would only be realized upon the sale of the investments. Any other-than-temporary declines in market values of securities are charged to earnings.
Item 8. Financial Statements and Supplementary Data
The information required to be provided in this item is included in our Consolidated Financial Statements, including the Notes thereto, attached hereto as pages F-1 to F-19, and such information is incorporated in this report by reference.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Our principal executive officers and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2005, have concluded that, as of such date, our disclosure controls and procedures are adequate and effective to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

     There has been no change in our internal control over financial reporting during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As a result, no corrective actions were required or undertaken.
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
Item 9B. Other Information
None.

PART III
Item 10. Directors and Executive Officers of the Registrant
Information regarding our directors and executive officers will be included in our proxy statement for our 2006 Annual Meeting of Stockholders (the Proxy Statement), to be filed within 120 days after December 31, 2005, and is incorporated in this report by reference.
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
Dated: March 13, 2006
Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed by the following persons on our behalf and in the capacities and on the dates indicated:

/s/ Robert L. Clarke (Robert L. Clarke)	Director	March 13, 2006
/s/ Max Crisp (Max Crisp)	Director	March 13, 2006
/s/ Nita Hanks (Nita Hanks)	Director	March 13, 2006
(Paul Hobby)	Director
/s/ E. Douglas Hodo (E. Douglas Hodo)	Director	March 13, 2006
(Laurie C. Moore)	Director
/s/ Malcolm S. Morris (Malcolm S. Morris)	Director	March 13, 2006
/s/ Stewart Morris, Jr. (Stewart Morris, Jr.)	Director	March 13, 2006
(W. Arthur Porter)	Director

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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.
Based on our assessment, management believes that, as of December 31, 2005, the Company’s internal control over financial reporting is effective based on those criteria.
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
Principal Financial Officer

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Stewart Information Services Corporation
We have audited management’s assessment, included in the accompanying Sarbanes-Oxley Section 404 Management Report, that Stewart Information Services Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Stewart Information Services Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that Stewart Information Services Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Stewart Information Services Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as listed in the accompanying index of Stewart Information Services Corporation and our report dated March 7, 2006 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Houston, Texas
March 7, 2006

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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stewart Information Services Corporation and subsidiaries as of December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Stewart Information Services Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 7, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
/s/ KPMG LLP
Houston, Texas
March 7, 2006

CONSOLIDATED STATEMENTS OF EARNINGS, RETAINED EARNINGS AND COMPREHENSIVE EARNINGS

Years ended December 31	2005	2004	2003
	($000 Omitted)
Revenues
Title insurance:
Direct operations	1,041,977	880,697	888,454
Agency operations	1,272,062	1,201,075	1,249,800

Real estate information services	82,495	68,907	78,666
Investment income	29,127	22,514	19,800
Investment gains – net	4,966	3,099	2,310

	2,430,627	2,176,292	2,239,030

Expenses
Amounts retained by agencies	1,032,496	980,457	1,024,282
Employee costs	694,599	591,092	573,486
Other operating expenses	373,161	324,897	307,509
Title losses and related claims	128,102	100,841	94,827
Depreciation and amortization	33,954	31,025	25,240
Interest	3,351	1,248	721

	2,265,663	2,029,560	2,026,065

Earnings before taxes and minority interests	164,964	146,732	212,965
Income taxes	56,768	50,696	75,748
Minority interests	19,431	13,518	13,462

Net earnings	88,765	82,518	123,755

Retained earnings at beginning of year	543,295	469,107	353,226
Excess distribution to minority interest	—	(478)	—
Cash dividends on Common Stock ($.75 per share in 2005 and $.46 per share in 2004 and 2003)	(12,828)	(7,852)	(7,874)

Retained earnings at end of year	619,232	543,295	469,107

Average number of shares outstanding – assuming dilution (000 omitted)	18,246	18,199	17,980

Earnings per share – basic	4.89	4.56	6.93

Earnings per share – diluted	4.86	4.53	6.88

Comprehensive earnings:
Net earnings	88,765	82,518	123,755
Changes in other comprehensive earnings, net of taxes of ($4,394), ($663) and $3,056	(8,160)	(1,231)	5,675

Comprehensive earnings	80,605	81,287	129,430

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

December 31	2005	2004
	($000 Omitted)
Assets
Cash and cash equivalents	134,734	121,383
Short-term investments	206,717	181,195

	341,451	302,578
Investments in debt and equity securities, at market:
Statutory reserve funds	449,475	401,814
Other	85,802	68,793

	535,277	470,607
Receivables:
Notes	6,850	6,683
Premiums from agencies	49,397	42,618
Income taxes	—	3,022
Other	40,941	35,384
Less allowance for uncollectible amounts	(8,526)	(7,430)

	88,662	80,277
Property and equipment, at cost:
Land	7,584	6,990
Buildings	15,303	15,162
Furniture and equipment	245,290	220,626
Less accumulated depreciation and amortization	(182,415)	(159,387)

	85,762	83,391

Title plants, at cost	58,930	52,679
Real estate, at lower of cost or net realizable value	2,688	1,743
Investments in investees, on an equity basis	16,387	19,814
Goodwill	155,624	124,636
Intangible assets, net of amortization	15,268	16,988
Other assets	61,102	40,640

	1,361,151	1,193,353

Liabilities
Notes payable, including $70,396 and $39,866 long-term portion	88,413	49,930
Accounts payable and accrued liabilities	125,255	101,544
Estimated title losses	346,704	300,749
Deferred income taxes	15,784	29,335
Minority interests	18,682	14,482

	594,838	496,040
Contingent liabilities and commitments

Stockholders’ equity
Common – $1 par, authorized 30,000,000, issued and outstanding 17,430,304 and 17,396,209	17,430	17,396
Class B Common – $1 par, authorized 1,500,000, issued and outstanding 1,050,012	1,050	1,050
Additional paid-in capital	126,887	125,689
Retained earnings	619,232	543,295
Accumulated other comprehensive earnings:
Unrealized investment gains	2,551	9,749
Foreign currency translation adjustments	3,077	4,039
Treasury stock – 325,829 and 325,669 Common shares, at cost	(3,914)	(3,905)

Total stockholders’ equity	766,313	697,313

	1,361,151	1,193,353

     See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31	2005	2004	2003
	($000 Omitted)
Cash provided by operating activities (Note)	173,508	170,410	190,063

Investing activities:
Proceeds from investments matured and sold	580,925	405,689	264,318
Purchases of investments	(679,026)	(470,777)	(416,258)
Purchases of property and equipment, title plants and real estate — net	(33,931)	(32,410)	(37,236)
Increases in notes receivable	(2,654)	(2,644)	(1,329)
Collections on notes receivable	2,779	2,432	1,352
Proceeds from sale of equity investees	10,002	350	—
Cash paid for equity investees and related intangibles — net	(2,950)	(4,141)	(7,000)
Cash paid for acquisitions of subsidiaries — net (see below)	(18,149)	(37,368)	(3,499)

Cash used by investing activities	(143,004)	(138,869)	(199,652)

Financing activities:
Cash dividends paid	(12,828)	(7,852)	(7,874)
Distributions to minority interests	(16,549)	(12,474)	(11,433)
Proceeds from exercise of stock options	364	1,284	3,878
Proceeds from notes payable	37,161	5,834	3,295
Payments on notes payable	(23,821)	(13,020)	(7,108)

Cash used by financing activities	(15,673)	(26,228)	(19,242)

Effect of changes in foreign currency exchange rates	(1,480)	1,868	3,877

Increase (decrease) in cash and cash equivalents	13,351	7,181	(24,954)

Cash and cash equivalents at beginning of period	121,383	114,202	139,156

Cash and cash equivalents at end of period	134,734	121,383	114,202

Note: Reconciliation of net earnings to the above amounts
Net earnings	88,765	82,518	123,755
Add (deduct):
Depreciation and amortization	33,954	31,025	25,240
Provisions for title losses in excess of payments	45,940	32,433	36,849
Increase in receivables — net	(7,858)	(1,354)	(9,848)
Increase in other assets — net	(16,035)	(8,977)	(7,339)
Increase (decrease) in payables and accrued liabilities — net	22,077	15,954	(3,317)
Minority interest expense	19,431	13,518	13,462
Net earnings from equity investees	(6,992)	(6,776)	(6,586)
Dividends received from equity investees	4,868	6,002	6,579
Provision for deferred income taxes	(9,158)	7,391	9,375
Other — net	(1,484)	(1,324)	1,893
Cash provided by operating activities	173,508	170,410	190,063

Supplemental information:
Assets acquired:
Goodwill	30,108	45,552	13,655
Title plants	4,405	7,048	1,830
Property and equipment	1,319	7,479	1,115
Intangible assets	3,434	11,291	253
Other	6,202	2,301	4,032
Liabilities assumed	(2,543)	(7,697)	(4,933)
Debt issued	(24,776)	(28,606)	(12,453)
Cash paid for acquisitions of subsidiaries — net	18,149	37,368	3,499

Income taxes paid	51,652	47,436	81,267
Interest paid	2,665	971	618

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Three years ended December 31, 2005)
NOTE 1
General. Stewart Information Services Corporation, through its subsidiaries (collectively, the Company), is primarily engaged in the title insurance-related services business. The Company also provides real estate information services. The Company operates through a network of policy-issuing offices and agencies in the United States and several international markets. Approximately 29 percent of consolidated title revenues for the year ended December 31, 2005 were generated in California and Texas. The operations in the international markets in which the Company does business are immaterial to consolidated results.
A. Management’s responsibility. The accompanying financial statements were prepared by management, which is responsible for their integrity and objectivity. The financial statements have been prepared in conformity with U.S. generally accepted accounting principles (GAAP), including management’s best judgments and estimates. Actual results could differ from estimates.
B. New significant accounting pronouncements. The Company will adopt SFAS No. 123(R), “Share-Based Payment”, effective January 1, 2006, which will require the fair value of stock options to be recognized in the consolidated financial statements as compensation expense. The pro forma impact of stock option expensing, calculated as required by SFAS No. 123, is disclosed in Note 1S. The effect on the Company’s consolidated financial position or results of operations is expected to be immaterial.
C. Reclassifications. Certain prior year amounts in the consolidated financial statements have been reclassified for comparative purposes. Net earnings and stockholders’ equity, as previously reported, were not affected.
D. Consolidation. The consolidated financial statements include all (1) subsidiaries in which the Company owns more than 50% voting rights in electing directors and (2) variable interest entities when required by FIN 46 and FIN 46(R). Unconsolidated investees, in which the Company owns 20% through 50% and where the Company exercises significant influence, are accounted for by the equity method. All significant intercompany accounts and transactions are eliminated and provisions are made for minority interests.
E. Statutory accounting. Stewart Title Guaranty Company (Guaranty) and other title insurance underwriters owned by the Company prepare financial statements in accordance with statutory accounting practices prescribed or permitted by regulatory authorities.
     In conforming the statutory financial statements to GAAP, the statutory premium reserve and the reserve for reported title losses are eliminated and, in substitution, amounts are established for estimated title losses (Note 1G). The net effect, after providing for deferred income taxes, is included in consolidated retained earnings.
F. Revenue recognition. Operating revenues from direct title operations are considered earned at the time of the closing of the related real estate transaction. The Company recognizes premium revenues on title insurance policies written by independent agencies when the policies are reported to the Company. In addition, where reasonable estimates can be made, the Company also accrues for policies issued but not reported until after period end. The Company believes that reasonable estimates can be made when recent and consistent policy issuance information is available. Estimates are based on historical reporting patterns and other information obtained about the operations of agencies, as well as current industry trends, including trends in direct operations.
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
     The Company’s liability for estimated title losses comprises both known claims and claims expected to be reported in the future. The amount of the reserve represents the aggregate future payments, net of recoveries, that are expected to be incurred on policy and escrow losses and in costs to settle claims. Large losses are individually evaluated. Provisions are charged to income in the same year the related premium revenues are recognized. The Company bases the estimates on reported claims, historical loss experience, title industry averages and the current legal and economic environment.

     The Company’s estimated liability for future loss payments is regularly reviewed for reasonableness and adjusted as appropriate. Independent consulting actuaries also review the adequacy of the liability on an annual basis. In accordance with industry practice, the amounts have not been discounted to their present values.
H. Cash equivalents. Cash equivalents are highly liquid investments with insignificant interest rate risks and maturities of three months or less at the time of acquisition.
I. Short-term investments. Short-term investments comprise time deposits with banks, federal government obligations, money market accounts and other investments maturing in less than one year.
J. Investments. The investment portfolio is classified as available-for-sale. Realized gains and losses on sales of investments are determined using the specific identification method. Net unrealized gains and losses on securities, net of applicable deferred taxes, are included as a component of other comprehensive earnings within stockholders’ equity. Any other-than-temporary declines in market values of securities are charged to earnings.
K. Property and equipment. Depreciation is computed principally using the straight-line method at the following rates: buildings – 30 to 40 years and furniture and equipment – 3 to 10 years. Maintenance and repairs are expensed as incurred while improvements are capitalized. Gains and losses are recognized at disposal.
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
N. Acquired intangibles. Intangible assets are comprised mainly of non-compete and underwriting agreements and are amortized on a straight-line basis over their estimated lives, which are primarily 3 to 10 years.
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
P. Fair values. The fair values of financial instruments, including cash and cash equivalents, short-term investments, notes receivable, notes payable and accounts payable, are determined by references to various market data and other valuation techniques, as appropriate. The fair values of these financial instruments approximate their carrying values. Investments in debt and equity securities are carried at their fair values (Note 4).
Q. Derivatives and hedging. The Company does not invest in hedging or derivative instruments.
R. Income taxes. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the tax bases and the book carrying values of certain assets and liabilities. Valuation allowances are provided as may be appropriate. Enacted tax rates are used in calculating amounts.
S. Stock option plans. The Company combined its two stock option plans into a single plan in April 2005. The Company applies the intrinsic value method of APB No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations in accounting for the plans. Accordingly, no stock-based employee compensation cost is reflected in net earnings, as all options granted had an exercise price equal to the market value of the Common Stock on the date of grant (Note 13).
     Under SFAS No. 123, compensation cost is recognized for the fair value of the employees’ purchase rights, which is estimated using the Black-Scholes Model. The Company assumed a dividend yield of 0% to 1.4%, an expected life of ten years, an expected volatility of 34.5% to 37.2% and a risk-free interest rate of 4.0% to 6.0% for the three years ended December 31, 2005.

     Had compensation cost for the Company’s plans been determined consistent with SFAS No. 123, the Company’s net earnings and earnings per share would have been reduced to the pro forma amounts indicated as follows:

	2005	2004	2003

	($000 Omitted)
Net earnings:
As reported	88,765	82,518	123,755
Stock-based employee compensation determined under the fair value method, net of taxes	(1,186)	(1,164)	(718)

Pro forma	87,579	81,354	123,037

Earnings per share:
Net earnings — basic	4.89	4.56	6.93
Pro forma — basic	4.83	4.50	6.89

Net earnings — diluted	4.86	4.53	6.88
Pro forma — diluted	4.80	4.47	6.84

NOTE 2
Restrictions on cash and investments. Statutory reserve funds of $449,475,000 and $401,814,000 and short-term investments of $47,804,000 and $56,870,000 at December 31, 2005 and 2004, respectively, are maintained to comply with legal requirements for statutory premium reserves and state deposits. These funds are not available for any other purpose.
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
     Guaranty cannot pay a dividend in excess of certain limits without the approval of the Texas Insurance Commissioner. The maximum dividend that can be paid without such approval in 2006 is $97,639,000. Guaranty declared dividends of $31,000,000, $21,615,000 and $33,790,000 in 2005, 2004 and 2003, respectively.
     Dividends from Guaranty are also voluntarily restricted primarily to maintain statutory surplus and liquidity at competitive levels. The ability of a title insurer to pay claims can significantly affect the decision of lenders and other customers when buying a policy from a particular insurer.
     Surplus as regards policyholders for Guaranty was $488,193,000 and $417,906,000 at December 31, 2005 and 2004, respectively. Statutory net income for Guaranty was $56,449,000, $26,609,000 and $35,645,000 in 2005, 2004 and 2003, respectively.

NOTE 4
Investments. The amortized costs and market values of debt and equity securities at December 31 follow:

	2005		2004

	Amortized	Market	Amortized	Market
	costs	values	costs	values

	($000 Omitted)
Debt securities:
Municipal	211,066	211,895	191,758	196,883
Corporate and utilities	159,715	161,002	146,068	151,344
U.S. Government	41,339	40,601	29,041	28,905
Foreign bonds	94,185	95,093	68,488	69,978
Mortgage-backed	310	281	318	295
Equity securities	24,736	26,405	19,936	23,202

	531,351	535,277	455,609	470,607

     Gross unrealized gains and losses at December 31 were:

	2005		2004

	Gains	Losses	Gains	Losses

	($000 Omitted)
Debt securities:
Municipal	2,253	1,424	5,518	393
Corporate and utilities	3,119	1,832	5,682	406
U.S. Government	91	829	178	314
Foreign bonds	1,615	707	1,699	209
Mortgage-backed	1	30	1	24
Equity securities	2,164	495	3,457	191

	9,243	5,317	16,535	1,537

     Of the above total of unrealized losses of $5,317,000 and $1,537,000, the amounts in loss positions in excess of 12 months were $2,897,000 and $691,000 at December 31, 2005 and 2004, respectively, which were comprised primarily of corporate bonds, municipal debt and U.S. Government bonds. The unrealized loss positions were caused by normal market fluctuations and represented 294 and 125 investments at December 31, 2005 and 2004, respectively. Because the Company has the intent and ability to either hold these investments until maturity or until there is a market price recovery, and no significant credit risk is deemed to exist, the investments are not considered other-than-temporarily impaired.
     Debt securities at December 31, 2005 mature, according to their contractual terms, as follows (actual maturities may differ because of call or prepayment rights):

	Amortized	Market
	costs	values

	($000 Omitted)

In one year or less	33,881	33,782
After one year through five years	224,495	224,082
After five years through ten years	210,637	211,352
After ten years	37,292	39,375
Mortgage-backed securities	310	281

	506,615	508,872

     The Company believes its investment portfolio is diversified and expects no material loss to result from the failure to perform by issuers of the debt securities it holds. Investments made by the Company are not collateralized. The mortgage-backed securities are insured by U.S. Government agencies.

NOTE 5
Investment income. Income from investments and gross realized investment gains and losses for the three years follow:

	2005	2004	2003

	($000 Omitted)
Income:
Debt securities	20,185	18,555	17,802
Short-term investments, cash equivalents and other	8,942	3,959	1,998

	29,127	22,514	19,800

Realized gains and losses:
Gains	7,464	3,582	5,239
Losses	(2,498)	(483)	(2,929)

	4,966	3,099	2,310

     The sales of debt securities resulted in proceeds of $49,383,000 in 2005, $55,259,000 in 2004 and $131,707,000 in 2003.
     Expenses assignable to investment income were insignificant. There were no significant investments at December 31, 2005 that did not produce income during the year.
NOTE 6
Income taxes. Deferred income taxes at December 31, 2005 and 2004 were as follows:

	2005	2004

	($000 Omitted)
Deferred tax assets:
Accruals not currently deductible	8,048	3,843
Litigation reserves not currently deductible	576	2,052
Net operating loss carryforwards	590	224
Allowance for uncollectible amounts	1,892	1,365
Investments in partnerships	1,720	1,332
Foreign tax credit carryforwards	—	2,917
Other	2,110	2,001

	14,936	13,734
Less valuation allowance	(104)	(492)

	14,832	13,242

Deferred tax liabilities:
Tax over book title loss provisions	(22,469)	(28,894)
Unrealized gains on investments	(1,374)	(5,250)
Tax over book depreciation and amortization	(978)	(4,350)
Other	(5,795)	(4,083)

	(30,616)	(42,577)

Net deferred income taxes	(15,784)	(29,335)

     The valuation allowance relates to net operating loss and foreign tax credit carryforwards. Deferred tax (benefit) expense was ($9,158,000), $7,391,000 and $9,375,000 in 2005, 2004 and 2003, respectively. Management believes it is more likely than not that future earnings will be sufficient to permit the Company to realize its remaining deferred tax assets.

     The following reconciles federal income taxes computed at the statutory rate with income taxes as reported.

	2005	2004	2003

	($000 Omitted)

Expected income taxes at 35%	50,937	46,625	69,826
State taxes — net	3,094	2,708	4,073
Foreign taxes — net of tax credits	1,305	1,204	864
Tax effect of permanent differences:
Tax-exempt interest	(2,311)	(2,205)	(2,052)
Meals and entertainment	2,108	2,098	1,680
Net earnings from equity investees	(2,447)	(2,372)	(2,305)
Minority interests	2,505	1,485	2,003
Other — net	1,577	1,153	1,659

Income taxes	56,768	50,696	75,748
Income taxes in minority interests	1,611	879	754

Income taxes after income taxes in minority interests	55,157	49,817	74,994

Effective income tax rate (%)	37.9	37.4	37.6

     Income taxes in minority interests represents the tax effect of minority interests in corporations that are excluded from the consolidated tax return. The Company’s effective tax rate before adjusting for income taxes in minority interests was 39.0%, 38.1% and 38.0% in 2005, 2004 and 2003, respectively.
NOTE 7
Goodwill and acquired intangibles. A summary of goodwill follows:

	Title	REI	Total

	($000 Omitted)

Balances at December 31, 2002	56,916	9,969	66,885
Acquisitions	13,655	—	13,655
Impairment	(1,955)	—	(1,955)
Other	551	(52)	499

Balances at December 31, 2003	69,167	9,917	79,084
Acquisitions	45,552	—	45,552

Balances at December 31, 2004	114,719	9,917	124,636
Acquisitions	25,188	4,920	30,108
Other	880	—	880

Balances at December 31, 2005	140,787	14,837	155,624

     During 2003, goodwill attributed to a subsidiary held for sale was written off and is included in other operating expenses in the consolidated financial statements.
     Amortization expense for acquired intangibles was $4,122,000 and $2,103,000 in 2005 and 2004, respectively. Accumulated amortization of intangibles was $6,450,000 at December 31, 2005. In each of the years 2006 through 2010, the estimated amortization expense will be less than $3,900,000.

NOTE 8
Equity investees. Certain summarized aggregate financial information for equity investees follows:

	2005	2004	2003

	($000 Omitted)
For the year:
Revenues	90,724	86,979	77,480
Net earnings	19,097	17,391	13,443
At December 31:
Total assets	27,571	22,661
Notes payable	160	406
Stockholders’ equity	22,158	18,411

     Net premium revenues earned from policies issued by equity investees were $14,976,000, $12,254,000 and $10,424,000 in 2005, 2004 and 2003, respectively. Earnings from equity investees were $6,992,000, $6,776,000 and $6,586,000 in 2005, 2004 and 2003, respectively. These amounts are included in title insurance – direct operations in the consolidated financial statements.
     Goodwill related to equity investees was $8,681,000 and $15,834,000 at December 31, 2005 and 2004, respectively, and these balances are included in investments in investees in the consolidated financial statements. Equity investments will continue to be reviewed for impairment (Note 1M).
NOTE 9
Notes payable.

	2005	2004

	($000 Omitted)

Banks – primarily unsecured and at LIBOR (1) plus 0.75%, varying payments	86,294	47,501
Other than banks	2,119	2,429

	88,413	49,930

(1)	4.39% and 2.42% at December 31, 2005 and 2004, respectively.
     In December 2005, the Company executed an agreement for a $30,000,000 loan bearing interest at a fixed interest rate of 5.97% per annum with a bank. Approximately $14,632,000 of the proceeds represents the conversion of existing debt with the bank from variable interest rate loans to the fixed interest rate. Other than the conversion of the interest rates, the terms of the existing debt remain unchanged. The remaining $15,368,000 of the loan has a five-year term and will be used to retire currently outstanding variable interest rate loans or to fund acquisitions. The loan requires that the Company maintain certain liquidity ratios (excluding estimated title losses) throughout the term of the loan. The Company was in compliance with the liquidity ratios at December 31, 2005.
     Principal payments on the notes are due in the amounts of $18,017,000 in 2006, $13,563,000 in 2007, $13,194,000 in 2008, $16,722,000 in 2009, $25,032,000 in 2010 and $1,885,000 subsequent to 2010.

NOTE 10
Estimated title losses. Provisions accrued, payments made and liability balances for the three years follow:

	2005	2004	2003
	($000 Omitted)

Balances at January 1	300,749	268,089	230,058
Provisions	128,102	100,841	94,827
Payments	(82,162)	(68,408)	(57,978)
Reserve balances acquired	15	227	1,182

Balances at December 31	346,704	300,749	268,089

     Provisions include amounts related to the current year of approximately $127,999,000, $100,611,000 and $94,578,000 for 2005, 2004 and 2003, respectively. Payments related to the current year, including escrow and other loss payments, were approximately $26,619,000, $18,220,000 and $16,484,000 in 2005, 2004 and 2003, respectively.
NOTE 11
Common Stock and Class B Common Stock. Holders of Common and Class B Common Stock have the same rights except no cash dividends may be paid on Class B Common Stock. The two classes of stock vote separately when electing directors and on any amendment to the Company’s certificate of incorporation that affects the two classes unequally.
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
     Class B Common Stock may, at any time, be converted by its stockholders into Common Stock on a share-for-share basis, although the holders of Class B Common Stock have agreed among themselves not to convert their stock. The agreement may be extended or terminated by them at any time. Such conversion is mandatory on any transfer to a person not a lineal descendant (or spouse, trustee, etc. of such descendant) of William H. Stewart.
     At December 31, 2005 and 2004, there were 145,820 shares of Common Stock held by a subsidiary of the Company. These shares are considered retired but may be issued from time to time in lieu of new shares.

NOTE 12
Changes in stockholders’ equity.

	Common		Accumulated
	and Class B	Additional	other
	Common	paid-in	comprehensive	Treasury
	Stock	capital	earnings	stock
	($000 Omitted)

Balances at December 31, 2002	18,057	116,870	9,344	(3,905)
Stock bonuses and other	43	1,053	—	—
Exercise of stock options	252	3,626	—	—
Tax benefit of stock options exercised	—	1,267	—	—
Unrealized investment gains	—	—	3,158	—
Realized gain reclassification	—	—	(111)	—
Foreign currency translation	—	—	2,628	—

Balances at December 31, 2003	18,352	122,816	15,019	(3,905)
Stock bonuses and other	31	1,170	—	—
Exercise of stock options	63	1,221	—	—
Tax benefit of stock options exercised	—	482	—	—
Unrealized investment losses	—	—	(1,476)	—
Realized gain reclassification	—	—	(861)	—
Foreign currency translation	—	—	1,106	—

Balances at December 31, 2004	18,446	125,689	13,788	(3,905)
Stock bonuses and other	21	817	—	—
Exercise of stock options	13	360	—	—
Tax benefit of stock options exercised	—	21	—	—
Unrealized investment losses	—	—	(6,230)	—
Realized gain reclassification	—	—	(968)	—
Foreign currency translation	—	—	(962)	—
Common Stock repurchased	—	—	—	(9)

Balances at December 31, 2005	18,480	126,887	5,628	(3,914)

NOTE 13
Stock options. A summary of the status of the Company’s stock option plans for the three years follows:

		Exercise
	Shares	prices ($) (1)

December 31, 2002	504,700	16.31
Granted	89,700	23.16
Exercised	(251,422)	15.42

December 31, 2003	342,978	18.75
Granted	92,100	42.97
Exercised	(62,600)	20.50

December 31, 2004	372,478	24.44
Granted	90,600	41.35
Exercised	(13,444)	27.76

December 31, 2005	449,634	27.75

(1)	Weighted averages

     Stock options are exercisable at date of grant. The weighted average fair values of options granted during the years 2005, 2004 and 2003 were $20.14, $19.44 and $12.31, respectively.
     The following summarizes fixed stock options outstanding and exercisable at December 31, 2005:

	Range of exercise prices ($)
	9.75 to	21.87 to
	20.22	47.10	Total

Shares	214,934	234,700	449,634
Remaining contractual life – years (1)	4.1	8.3	6.3
Exercise prices ($)(1)	17.33	37.29	27.75

(1)	Weighted averages
NOTE 14
Earnings per share. The Company’s basic earnings per share was calculated by dividing net earnings by the weighted average number of shares of Common Stock and Class B Common Stock outstanding during the reporting period.
     To calculate diluted earnings per share, the number of shares determined above was increased by assuming the issuance of all dilutive shares during the same reporting period. The treasury stock method was used to calculate the additional number of shares. The only potentially dilutive effect on earnings per share for the Company was related to its stock option plans.
     In calculating the effect of the options and determining diluted earnings per share, the average number of shares used in calculating basic earnings per share was increased by 112,000 in 2005, 102,000 in 2004 and 118,000 in 2003. Stock options to purchase 66,500 shares were excluded from the computation of diluted earnings per share in 2005 and 2004 as these options were anti-dilutive. There were no anti-dilutive options in 2003.
NOTE 15
Reinsurance. As is the industry practice, on certain transactions the Company cedes risks to other title insurance underwriters and reinsurers. However, the Company remains liable if the reinsurer should fail to meet its obligations. The Company also assumes risks from other underwriters. Payments and recoveries on reinsured losses were insignificant during the three years ended December 31, 2005. The total amount of premiums for assumed and ceded risks was less than one percent of title revenues in each of the last three years.
NOTE 16
Leases. The Company recognizes minimum rental payments under noncancelable operating leases, which expire over the next 11 years, on the straight-line basis over the terms of the leases, including provisions for any free rent periods or escalating lease payments. Rent expense was $64,698,000 in 2005, $52,697,000 in 2004 and $46,511,000 in 2003. The future minimum lease payments are summarized as follows (stated in thousands of dollars):

2006	48,639
2007	40,498
2008	32,878
2009	23,356
2010	16,006
2011 and after	53,699

215,076

NOTE 17
Contingent liabilities and commitments. The Company is contingently liable for disbursements of escrow funds held by agencies in those cases where specific insured closing guarantees have been issued.
     The Company routinely holds funds in segregated escrow accounts pending the closing of real estate transactions. This resulted in a contingent liability to the Company of approximately $1,454,379,000 at December 31, 2005. The Company realizes economic benefits from certain commercial banks holding escrow deposits. The escrow funds are not invested under, and do not collateralize, the arrangements with the banks. Under these arrangements, there were no outstanding balances or liabilities at December 31, 2005 and 2004.
     The Company is a qualified intermediary in tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code. The Company holds the proceeds from these transactions until a qualifying exchange can occur. This resulted in a contingent liability to the Company of approximately $1,062,130,000 at December 31, 2005.
     As is industry practice, these escrow and Section 1031 accounts are not included in the consolidated balance sheets.
     At December 31, 2005 the Company was contingently liable for guarantees of indebtedness owed primarily to banks and others by certain third parties. The guarantees relate primarily to business expansion and expire no later than 2019. As of December 31, 2005, the maximum potential future payments on the guarantees amounted to $8,132,000. Management believes that the related underlying assets and available collateral, primarily corporate stock and title plants, would enable the Company to recover the amounts paid under the guarantees. The Company believes no provision for losses is needed because no loss is expected on these guarantees. The Company’s accrued liability related to the non-contingent value of third-party guarantees was $362,000 at December 31, 2005.
     In the ordinary course of business the Company guarantees the third-party indebtedness of its consolidated subsidiaries. At December 31, 2005 the maximum potential future payments on the guarantees are not more than the notes payable recorded in the consolidated balance sheets. The Company also guarantees the indebtedness related to lease obligations of certain of its consolidated subsidiaries. The maximum future obligations arising from these lease-related guarantees are not more than the future minimum lease payments included in Note 16. In addition, the Company has unused letters of credit amounting to $3,298,000 related primarily to workers’ compensation policies.
     In the normal conduct of its business, the Company is subject to lawsuits, regulatory investigations and other legal proceedings that may involve substantial amounts. Such matters are not predictable with complete assurance. The Company believes the probable resolution of such contingencies will not materially affect the consolidated financial condition of the Company. Additionally, the Company has received various inquiries from governmental regulators concerning practices in the insurance industry. Many of these practices do not concern title insurance, and the Company does not anticipate that the outcome of these inquiries will materially affect the consolidated financial condition of the Company. The Company, along with the other major title insurance companies, is party to a number of class actions concerning the title insurance industry. The Company believes that it has adequate reserves for these contingencies and that the likely resolution of these matters will not materially affect the consolidated financial condition of the Company.
NOTE 18
Variable interest entities. The Company, in the ordinary course of business, enters into joint ventures and partnerships related to its title operations. These entities are immaterial to the Company’s consolidated financial position or results of operations individually and in the aggregate. At December 31, 2005, the Company had no material exposure to loss associated with variable interest entities to which it is a party.
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

     Under the Company’s internal reporting system, most general corporate expenses are incurred by and charged to the title segment. Technology operating costs are also charged to the title segment, except for direct expenditures related to the REI segment. All investment income is included in the title segment as it is generated primarily from the investments of the title underwriters’ operations.

	Title	REI	Total
	($000 Omitted)
2005:
Revenues	2,348,132	82,495	2,430,627
Intersegment revenues	1,030	3,426	4,456
Depreciation and amortization	30,129	3,825	33,954
Earnings before taxes and minority interests	154,391	10,573	164,964
Identifiable assets	1,302,949	58,202	1,361,151

2004:
Revenues	2,107,385	68,907	2,176,292
Intersegment revenues	1,449	3,460	4,909
Depreciation and amortization	27,061	3,964	31,025
Earnings before taxes and minority interests	143,154	3,578	146,732
Identifiable assets	1,151,563	41,790	1,193,353

2003:
Revenues	2,160,364	78,666	2,239,030
Intersegment revenues	1,843	3,752	5,595
Depreciation and amortization	21,535	3,705	25,240
Earnings before taxes and minority interests	200,689	12,276	212,965
NOTE 20
Quarterly financial information (unaudited).

	Mar 31	June 30	Sept 30	Dec 31		Total
	($000 Omitted, except per share)
Revenues:
2005	510,962	651,079	639,442	629,144		2,430,627
2004	465,438	569,636	528,942	612,276		2,176,292

Net earnings:
2005	10,666	37,227	31,771	9,101	(1)	88,765
2004	11,140	29,961	21,138	20,279	(2)	82,518

Earnings per share – diluted:
2005	0.59	2.04	1.74	0.50	(1)	4.86
2004	0.61	1.65	1.16	1.11	(2)	4.53

Note: The quarterly per share data may not sum to annual totals due to rounding.

(1)	Includes an addition to large title loss reserves of $10.5 million, which reduced net earnings by $6.8 million. Also includes charges relating to corrections of the Company’s accounting for leases and employee vacations of $2.8 million and $2.1 million, respectively. The combined after-tax effect of these two items was $3.2 million, which is immaterial for the year to net earnings, cash flow and stockholders’ equity.

(2)	Includes charge relating to litigation of $4.4 million, which reduced net earnings by $2.9 million.

SCHEDULE I
STEWART INFORMATION SERVICES CORPORATION
(Parent Company)
EARNINGS AND RETAINED EARNINGS INFORMATION

	Years ended December 31
	2005	2004	2003
	($000 Omitted)
Revenues
Investment income, including $18, $136 and $271 from affiliates	$1,254	$477	$516
Other income	3	11	36

	1,257	488	552

Expenses
Employee costs	1,396	3,120	846
Other operating expenses, including $93, $101 and $73 to affiliates	4,666	3,618	4,044
Depreciation and amortization	812	796	243

	6,874	7,534	5,133

Loss before taxes and earnings from subsidiaries	(5,617)	(7,046)	(4,581)
Income tax benefit	2,018	1,938	1,012
Earnings from subsidiaries	92,364	87,626	127,324

Net earnings	88,765	82,518	123,755

Retained earnings at beginning of year	543,295	469,107	353,226
Excess distribution to minority interest	—	(478)	—
Cash dividends on Common Stock ($.75, $.46 and $.46 per share in 2005, 2004 and 2003)	(12,828)	(7,852)	(7,874)

Retained earnings at end of year
	$619,232	$543,295	$469,107

See accompanying note to financial statement information.
(Schedule continued on following page.)

SCHEDULE I
(continued)
STEWART INFORMATION SERVICES CORPORATION
(Parent Company)
BALANCE SHEET INFORMATION

	December 31
	2005	2004
	($000 Omitted)
Assets
Cash and cash equivalents	$288	$1,186
Short-term investments	100	100

	388	1,286

Investments in debt securities, at market	35,214	29,352

Receivables:
Notes, including $10,190 and $10,315 from affiliates	11,222	10,649
Other, including $21,594 and $11,898 from affiliates	22,409	12,091
Less allowance for uncollectible amounts	(67)	(69)

	33,564	22,671

Property and equipment, at cost:
Land	2,857	2,857
Buildings	455	455
Furniture and equipment	3,071	3,078
Less accumulated depreciation	(975)	(699)

	5,408	5,691

Title plants, at cost	48	48
Investments in subsidiaries, on an equity basis	684,082	629,332
Goodwill	8,470	8,470
Other assets	14,350	12,653

	$781,524	$709,503

Liabilities
Notes payable	$42	$121
Accounts payable and accrued liabilities	15,169	12,069

	15,211	12,190

Contingent liabilities and commitments

Stockholders’ equity
Common – $1 par, authorized 30,000,000, issued and outstanding 17,430,304 and 17,396,209	17,430	17,396
Class B Common – $1 par, authorized 1,500,000, issued and outstanding 1,050,012	1,050	1,050
Additional paid-in capital	126,887	125,689
Retained earnings (1)	619,232	543,295
Accumulated other comprehensive earnings:
Unrealized investment gains	2,551	9,749
Foreign currency translation adjustments	3,077	4,039
Treasury stock – 325,829 and 325,669 Common shares, at cost	(3,914)	(3,905)

Total stockholders’ equity	766,313	697,313

	$781,524	$709,503

(1)	Includes undistributed earnings of subsidiaries of $639,632 in 2005 and $560,096 in 2004.
See accompanying note to financial statement information.
(Schedule continued on following page.)

SCHEDULE I
(continued)
STEWART INFORMATION SERVICES CORPORATION
(Parent Company)
CASH FLOW INFORMATION

	Years ended December 31
	2005	2004	2003
	($000 Omitted)
Cash (used) provided by operating activities (Note)	$(2,085)	$7,017	$(3,205)

Investing activities:
Proceeds from investments matured and sold	63,729	31,861	15,951
Purchases of investments	(69,591)	(39,194)	(28,205)
Purchases of property and equipment – net	(19)	(46)	(1,882)
Increases in notes receivables	(835)	(447)	(100)
Collections on notes receivables	261	6,462	7,032
Dividends received from subsidiary	20,850	10,765	22,290
Cash paid for acquisitions of subsidiaries – net	(665)	(11,733)	(5,604)

Cash provided (used) by investing activities	13,730	(2,332)	9,482

Financing activities:
Dividends paid	(12,828)	(7,852)	(7,874)
Proceeds from exercise of stock options	364	1,284	3,878
Payments on notes payable	(79)	(76)	(69)

Cash used by financing activities	(12,543)	(6,644)	(4,065)

(Decrease) increase in cash and cash equivalents	(898)	(1,959)	2,212

Cash and cash equivalents at beginning of period	1,186	3,145	933

Cash and cash equivalents at end of period	$288	$1,186	$3,145

Note: Reconciliation of net earnings to the above amounts
Net earnings	$88,765	$82,518	$123,755
Add (deduct):
Depreciation and amortization	812	796	243
(Decrease) increase in receivables – net	(2,376)	1,331	(12,459)
Increase in payables and accrued liabilities – net	3,100	5,553	5,345
Net earnings from subsidiaries	(92,364)	(87,626)	(127,324)
Deferred tax benefit	(45)	(328)	(183)
Other – net	23	4,773	7,418

Cash (used) provided by operating activities	$(2,085)	$7,017	$(3,205)

Supplemental information:
Income taxes paid	—	—	—
Interest paid	12	12	17
See accompanying note to financial statement information.
(Schedule continued on following page.)

SCHEDULE I
(continued)
STEWART INFORMATION SERVICES CORPORATION
(Parent Company)
NOTE TO FINANCIAL STATEMENT INFORMATION
We operate as a holding company, transacting substantially all of our business through our subsidiaries. Our consolidated financial statements are included in Part II, Item 8 of Form 10-K. The Parent Company financial statements should be read in conjunction with the aforementioned consolidated financial statements and notes thereto and financial statement schedules.
     Certain amounts in the 2004 and 2003 Parent Company financial statements have been reclassified for comparative purposes. Net earnings and stockholders’ equity, as previously reported, were not affected.
     Dividends from Guaranty for 2005, 2004 and 2003 were $31,000,000, $21,615,000 and $33,790,000, respectively.

SCHEDULE II
STEWART INFORMATION SERVICES CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
December 31, 2005

		Col. C			Col. D
Col. A	Col. B	Additions			Deductions		Col. E
	Balance	Charged	Charged to				Balance
	at	to	other				at
	beginning	costs and	accounts				end
Description	of period	expenses	(describe)		(describe)		of period
Stewart Information Services Corporation and subsidiaries:

Year ended December 31, 2003:
Estimated title losses	$230,057,674	$94,826,566	$1,182,000	(C)	$57,977,311	(A)	$268,088,929
Allowance for uncollectible amounts	5,307,562	2,522,000	—		1,569,738	(B)	6,259,824

Year ended December 31, 2004:
Estimated title losses	268,088,929	100,840,539	227,000	(C)	68,406,954	(A)	300,749,514
Allowance for uncollectible amounts	6,259,824	2,600,000	—		1,429,624	(B)	7,430,200

Year ended December 31, 2005:
Estimated title losses	300,749,514	128,102,493	15,000	(C)	82,163,018	(A)	346,703,989
Allowance for uncollectible amounts	7,430,200	2,673,000	—		1,577,629	(B)	8,525,571

Stewart Information Services Corporation – Parent Company:

Year ended December 31, 2003:
Allowance for uncollectible amounts	$19,706	$53,415	—		$1,975	(B)	$71,146

Year ended December 31, 2004:
Allowance for uncollectible amounts	71,146	—	—		2,279	(B)	68,867

Year ended December 31, 2005:
Allowance for uncollectible amounts	68,867	—	—		1,436	(B)	67,431

(A)	Represents primarily payments of policy and escrow losses and loss adjustment expenses.

(B)	Represents uncollectible accounts written off.

(C)	Represents estimated title loss balance acquired.

INDEX TO EXHIBITS

Exhibit
3.1	-	Certificate of Incorporation of the Registrant, as amended March 19, 2001 (incorporated by reference in this report from Exhibit 3.1 of the Annual Report on Form 10-K for the year ended December 31, 2000)

3.2	-	By-Laws of the Registrant, as amended March 13, 2000 (incorporated by reference in this report from Exhibit 3.2 of the Annual Report on Form 10-K for the year ended December 31, 2000)

4.1	-	Rights of Common and Class B Common Stockholders (incorporated by reference to Exhibits 3.1 and 3.2 hereto)

10.1*†	-	Summary of agreements as to payment of bonuses to certain executive officers

10.2†	-	Deferred Compensation Agreements dated March 10, 1986, amended July 24, 1990 and October 30, 1992, between the Registrant and certain executive officers (incorporated by reference in this report from Exhibit 10.2 of the Annual Report on Form 10-K for the year ended December 31, 1997)

10.3†	-	Stewart Information Services Corporation 1999 Stock Option Plan (incorporated by reference in this report from Exhibit 10.3 of the Annual Report on Form 10-K for the year ended December 31, 1999)

10.4†	-	Stewart Information Services Corporation 2002 Stock Option Plan for Region Managers (incorporated by reference in this report from Exhibit 10.4 of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2002)

10.5†	-	Stewart Information Services Corporation 2005 Long-Term Incentive Plan (incorporated by reference in this report from Exhibit 10.2 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)

14.1	-	Code of Ethics for Chief Executive Officers, Principal Financial Officer and Principal Accounting Officer (incorporated by reference in this report from Exhibit 14.1 of the Annual Report on Form 10-K for the year ended December 31, 2004)

21.1*	-	Subsidiaries of the Registrant

23.1*	-	Consent of Independent Registered Public Accounting Firm, including consent to incorporation by reference of their reports into previously filed Securities Act registration statements

31.1*	-	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	-	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3*	-	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	-	Certification of Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	-	Certification of Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3*	-	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

†	Management contract or compensatory plan