Form 10-Q
period 2006-03-31
STEWART INFORMATION SERVICES CORP
filed 2006-05-09
CIK 94344

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-02658

STEWART INFORMATION SERVICES CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	74-1677330 (I.R.S. Employer Identification No.)

1980 Post Oak Blvd., Houston TX (Address of principal executive offices)	77056 (Zip Code)
Registrant’s telephone number, including area code: (713) 625-8100

(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of May 3, 2006.

Common	17,173,388
Class B Common	1,050,012

FORM 10-Q
QUARTERLY REPORT
QUARTER ENDED MARCH 31, 2006

Item		Page
	PART I — FINANCIAL INFORMATION

1.	Financial Statements	1

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

3.	Quantitative and Qualitative Disclosures About Market Risk	11

4.	Controls and Procedures	11

	PART II — OTHER INFORMATION

1.	Legal Proceedings	12

1A.	Risk Factors	12

5.	Other Information	12

6.	Exhibits	12

	Signature	13
Summary of agreement as to payments of bonuses to certain executive officers
Certification of Co-CEO pursuant to Section 302
Certification of Co-CEO pursuant to Section 302
Certification of CFO pursuant to Section 302
Certification of Co-CEO pursuant to Section 906
Certification of Co-CEO pursuant to Section 906
Certification of CFO pursuant to Section 906
Details of Investments at March 31, 2006 and December 31, 2005
As used in this report, “we”, “us”, “our”, the “Company” and “Stewart” mean Stewart Information Services Corporation and our subsidiaries, unless the context indicates otherwise.

STEWART INFORMATION SERVICES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF
EARNINGS AND COMPREHENSIVE (LOSS) EARNINGS
THREE MONTHS ENDED MARCH 31, 2006 AND 2005

	THREE MONTHS ENDED
	MAR 31	MAR 31
	2006	2005
	($000 omitted)
Revenues
Title insurance:
Direct operations	227,818	212,874
Agency operations	281,654	273,685

Real estate information services	20,019	17,627
Investment income	8,537	6,308
Investment and other gains — net	1,394	468

	539,422	510,962

Expenses
Amounts retained by agencies	226,876	223,587
Employee costs	179,102	155,617
Other operating expenses	89,804	80,997
Title losses and related claims	25,258	22,131
Depreciation and amortization	8,688	7,806
Interest	1,429	617

	531,157	490,755

Earnings before taxes and minority interests	8,265	20,207
Income taxes	1,750	6,618
Minority interests	3,869	2,923

Net earnings	2,646	10,666

Average number of shares outstanding — basic (000)	18,183	18,123

Average number of shares outstanding — assuming dilution (000)	18,304	18,225

Earnings per share — basic	0.15	0.59

Earnings per share — diluted	0.14	0.59

Comprehensive (loss) earnings
Net earnings	2,646	10,666
Changes in other comprehensive earnings, net of taxes of ($1,616) and ($2,761)	(3,001)	(5,127)

Comprehensive (loss) earnings	(355)	5,539

See notes to condensed consolidated financial statements.

STEWART INFORMATION SERVICES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2006 AND DECEMBER 31, 2005

	MAR 31	DEC 31
	2006	2005
	($000 omitted)
Assets
Cash and cash equivalents	118,361	134,734
Short-term investments	176,404	206,717
Investments — statutory reserve funds	457,663	449,475
Investments — other	74,683	85,802
Receivables — premiums from agencies	40,297	49,397
Receivables — other	45,744	47,791
Less allowance for uncollectible amounts	(8,090)	(8,526)
Property and equipment	90,780	85,762
Title plants	61,530	58,930
Goodwill	181,443	155,624
Intangible assets	15,968	15,268
Other assets	79,475	80,177

	1,334,258	1,361,151

Liabilities
Notes payable	93,100	88,413
Accounts payable and accrued liabilities	96,337	125,255
Estimated title losses	346,096	346,704
Deferred income taxes	11,623	15,784
Minority interests	18,880	18,682

	566,036	594,838

Contingent liabilities and commitments

Stockholders’ equity
Common and Class B Common Stock and additional paid-in capital	147,631	145,367
Retained earnings	621,878	619,232
Accumulated other comprehensive earnings	2,627	5,628
Treasury stock — 325,829 shares	(3,914)	(3,914)

Total stockholders’ equity (18,219,696 and 18,154,487 shares outstanding)	768,222	766,313

	1,334,258	1,361,151

See notes to condensed consolidated financial statements.

STEWART INFORMATION SERVICES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2006 AND 2005

	THREE MONTHS ENDED
	MAR 31	MAR 31
	2006	2005
	($000 omitted)
Reconciliation of net earnings to cash (used) provided by operating activities:
Net earnings	2,646	10,666
Add (deduct):
Depreciation and amortization	8,688	7,806
Provisions for title losses (less than) in excess of payments	(2,232)	5,596
Decrease in receivables — net	11,861	6,481
Increase in other assets — net	(1,045)	(330)
Decrease in payables and accrued liabilities — net	(35,809)	(18,487)
Minority interest expense	3,869	2,923
Net earnings from equity investees	(1,058)	(892)
Dividends received from equity investees	1,409	441
Provisions for deferred taxes	(2,546)	(149)
Other — net	202	232

Cash (used) provided by operating activities	(14,015)	14,287

Investing activities:
Proceeds from investments matured and sold	179,866	155,599
Purchases of investments	(135,458)	(177,045)
Purchases of property and equipment, title plants and real estate — net	(6,742)	(6,452)
Increases in notes receivable	(520)	(605)
Collections on notes receivable	240	284
Cash paid for acquisitions of subsidiaries — net (see supplemental information below)	(32,292)	(7,809)

Cash provided (used) by investing activities	5,094	(36,028)

Financing activities:
Distributions to minority interests	(3,514)	(2,566)
Proceeds from exercise of stock options	852	—
Proceeds from notes payable	3,913	2,495
Payments on notes payable	(8,571)	(2,050)

Cash used by financing activities	(7,320)	(2,121)

Effects of changes in foreign currency exchange rates	(132)	(665)

Decrease in cash and cash equivalents	(16,373)	(24,527)

Cash and cash equivalents at beginning of period	134,734	121,383

Cash and cash equivalents at end of period	118,361	96,856

Supplemental information:
Assets acquired:
Goodwill	25,815	16,733
Investments	14,918	—
Property and equipment	5,074	732
Title plants	2,644	1,007
Intangible assets	1,889	2,734
Other	147	276
Liabilities assumed	(8,088)	(253)
Debt issued	(10,107)	(13,420)

Cash paid for acquisitions of subsidiaries — net	32,292	7,809

See notes to condensed consolidated financial statements.

STEWART INFORMATION SERVICES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1
Interim financial statements. The financial information contained in this report for the three month periods ended March 31, 2006 and 2005, and as of March 31, 2006, is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of this information for all unaudited periods, consisting only of normal recurring accruals, have been made. The results of operations for the interim periods are not necessarily indicative of results for a full year. This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Certain amounts in the 2005 condensed consolidated financial statements have been reclassified for comparative purposes. Net earnings, as previously reported, were not affected.
NOTE 2
Stock option plans. The Company combined its two stock option plans into a single plan in April 2005. Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment”. The Company uses the modified prospective method under which share-based compensation expense is recognized for new share-based awards granted and any outstanding awards that are modified, repurchased or cancelled after January 1, 2006.
There were no options granted during the quarter ended March 31, 2006 and, accordingly, no compensation expense has been reflected in the accompanying financial statements. In addition, all options are exercisable on the date of grant and there were no unvested options at January 1, 2006. As a result, the initial adoption of SFAS No. 123(R) did not have an impact on the consolidated financial statements.
Prior to January 1, 2006, the Company applied the intrinsic value method of APB No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations in accounting for the plans. Accordingly, no stock-based employee compensation expense was reflected in net earnings as all options granted had an exercise price equal to the market value of the Common Stock on the date of grant.
A summary of the status of the Company’s stock option plan follows:

		Weighted
		average
		exercise
	Shares	prices ($)
Exercisable at December 31, 2005	449,634	27.75
Exercised	(42,278)	20.13

Exercisable at March 31, 2006	407,356	28.54

At March 31, 2006, the weighted average remaining contractual life of options outstanding was 6.2 years and the aggregate intrinsic value was $7,553,000.

Under SFAS No. 123(R), compensation expense is recognized for the fair value of the employees’ purchase rights, which is estimated using the Black-Scholes Model. The Company assumed a dividend yield of 1.1%, an expected life of ten years, an expected volatility of 34.5% and a risk-free interest rate of 5.5% for the quarter ended March 31, 2005. Had compensation expense for the Company’s plans been determined consistent with SFAS No. 123(R) prior to its adoption, the Company’s net earnings and earnings per share for the three months ended March 31, 2005 would have been reduced to the pro forma amounts below (in thousands of dollars, except per share amounts):

Net earnings:
As reported	10,666
Stock-based employee compensation determined under the fair value method, net of taxes	(883)

Pro forma	9,783

Earnings per share:
Net earnings — basic	0.59
Pro forma — basic	0.54

Net earnings — diluted	0.59
Pro forma — diluted	0.54

NOTE 3
Equity investees. Earnings related to equity investees were $1.1 million and $0.9 million for the three months ended March 31, 2006 and 2005, respectively. These amounts are included in title insurance – direct operations in the condensed consolidated statements of earnings and comprehensive (loss) earnings.
NOTE 4
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
In calculating the effect of the options and determining diluted earnings per share, the average number of shares used in calculating basic earnings per share was increased by 121,000 and 102,000 for the three month periods ended March 31, 2006 and 2005, respectively. Stock options to purchase 133,000 shares were excluded from the computation of diluted earnings per share at March 31, 2005 as these options were anti-dilutive. There were no anti-dilutive options at March 31, 2006.

NOTE 5
Contingent liabilities and commitments. At March 31, 2006, the Company was contingently liable for guarantees of indebtedness owed primarily to banks and others by certain third parties. The guarantees relate primarily to business expansion and expire no later than 2019. At March 31, 2006, the maximum potential future payments on the guarantees amounted to $7,753,000. Management believes that the related underlying assets and available collateral, primarily corporate stock and title plants, would enable the Company to recover amounts paid under the guarantees. The Company believes no provision for losses is needed because no loss is expected on these guarantees. The Company’s accrued liability related to the non-contingent value of third-party guarantees was $347,000 at March 31, 2006.
In the ordinary course of business the Company guarantees the third-party indebtedness of its consolidated subsidiaries. At March 31, 2006, the maximum potential future payments on the guarantees are not more than the notes payable recorded in the condensed consolidated balance sheets. The Company also guarantees the indebtedness related to lease obligations of certain of its consolidated subsidiaries. The maximum future obligations arising from these lease-related guarantees are not more than the Company’s future minimum lease payments. In addition, the Company has unused letters of credit amounting to $3,298,000 related primarily to workers’ compensation policies.
NOTE 6
Segment information. The Company’s two reportable segments are title and real estate information. Selected financial information related to these segments follows:

		Real estate
	Title	information	Total
	($000 omitted)
Revenues — three months ended:
March 31, 2006	519,403	20,019	539,422
March 31, 2005	493,335	17,627	510,962

Intersegment revenues — three months ended:
March 31, 2006	301	1,101	1,402
March 31, 2005	334	674	1,008

Depreciation and amortization — three months ended:
March 31, 2006	7,863	825	8,688
March 31, 2005	6,840	966	7,806

Earnings before taxes and minority interests — three months ended:
March 31, 2006	6,765	1,500	8,265
March 31, 2005	18,868	1,339	20,207

Identifiable assets:
March 31, 2006	1,273,528	60,730	1,334,258
December 31, 2005	1,302,949	58,202	1,361,151

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s overview. We reported net earnings of $2.6 million for the three months ended March 31, 2006 compared with net earnings of $10.7 million for the same period in 2005. On a diluted per share basis, net earnings were $0.14 for the first quarter of 2006 compared with net earnings of $0.59 for the first quarter of 2005. Revenues for the quarter increased 5.6% to $539.4 million from $511.0 million for the same period last year.
Revenues were positively impacted by an increase in both direct and agency business. This increase in direct operations is primarily due to acquisitions and growth in commercial transactions. Acquisitions increased revenues by $12.1 million and pretax earnings (calculated before minority interests) by $1.7 million for the quarter.
The increase in revenues for the quarter was more than offset by increases primarily in employee and other operating costs. Employee costs were impacted by the competitive market for key employees in California and other states. Retention of these key associates is essential to managing during periods of change in the marketplace. Employee costs were also higher compared to the same period a year ago due to significant increases in health insurance claims and premium costs, additional employees at newly opened locations and increases in staff providing technology-related services. We continually monitor seasonal transaction volume fluctuations and maintain staffing levels sufficient to continue to provide superior customer service and gain market share through a reasonably stable, dedicated employee work force. Other operating costs increased primarily due to expenses related to new offices and increased technology development and security costs.
Critical accounting estimates. Actual results can differ from the accounting estimates we report. However, we believe there is no material risk of a change in our estimates that is likely to have a material impact on our reported financial condition or results of operations for the three months ended March 31, 2006.
Title loss reserves
Our most critical accounting estimate is providing for title loss reserves. Our liability for estimated title losses at March 31, 2006 comprises both known claims ($67.4 million) and claims expected to be reported in the future ($278.7 million). The amount of the reserve represents the aggregate future payments, net of recoveries, that we expect to incur on policy and escrow losses and in costs to settle claims.
We base our estimates on reported claims, historical loss experience, title industry averages and the current legal and economic environment. In making estimates, we use moving-average ratios of recent actual policy loss payment experience (net of recoveries) to premium revenues.
Provisions for title losses, as a percentage of title operating revenues, were 5.0% and 4.5% for the quarters ended March 31, 2006 and 2005, respectively. Actual loss payment experience, including the impact of large losses, is the primary reason for increases or decreases in our loss provision. A change of 0.5% in this percentage, a reasonably likely scenario based on our historical loss experience, would have changed the provision for title losses and pretax earnings by approximately $2.5 million for the quarter ended March 31, 2006.
Estimating future loss payments is difficult and our assumptions are subject to the risk of change. Claims, by their very nature, are complex and involve uncertainties as to the dollar amount and timing of individual payments. Our experience has been that most claims against policies and claim payments are made in the first six years after the policy has been issued, although some claims are incurred and paid many years later.
We have consistently followed the same basic method of estimating loss payments for more than ten years. Independent consulting actuaries have reviewed our title loss reserves and found them to be adequate at each year end for more than ten years.
Goodwill and other long-lived assets
Based on our annual June 30th evaluation of goodwill and events that may indicate impairment of the value of title plants and other long-lived assets, we estimate and expense any loss in value to our current operations. The process of determining impairment relies on projections of future cash flows, operating results and market conditions. Uncertainties exist in these projections and bear the risk of change related to factors such as interest rates and overall real estate markets. Actual market conditions and operating results may vary materially from our projections. There were no impairment write-offs of goodwill during the quarters ended March 31, 2006 and 2005. We use independent appraisers to assist us in determining the fair value of our reporting units and assessing whether an impairment of goodwill exists.

Agency revenues
We recognize revenues on title insurance policies written by independent agencies (agencies) when the policies are reported to us. In addition, where reasonable estimates can be made, we also accrue for policies issued but not reported until after period end. We believe that reasonable estimates can be made when recent and consistent policy issuance information is available. Our estimates are based on historical reporting patterns and other information about our agencies. We also consider current trends in our direct operations and in the title industry. In this accrual, we are not estimating future transactions. We are estimating policies that have already been issued but not yet received by us. We have consistently followed the same basic method of estimating unreported policy revenues for more than ten years.
Our accruals for unreported policies from agencies were not material to our total assets or stockholders’ equity for either of the quarters ended March 31, 2006 and 2005. The differences between the amounts our agencies have subsequently reported to us as compared to our estimated accruals are substantially offset by any differences arising from the prior year’s accrual and have been immaterial to stockholders’ equity during each of the three prior years. We believe our process provides the most reliable estimation of the unreported policies and appropriately reflects the trends in agency policy activity.
Operations. Our business has two main segments: title insurance-related services and real estate information (REI). These segments are closely related due to the nature of their operations and common customers.
Our primary business is title insurance and settlement-related services. We close transactions and issue title policies on homes, commercial properties and other real property located in all 50 states, the District of Columbia and a number of international markets through more than 9,000 policy-issuing offices and agencies. We also provide post-closing lender services, mortgage default management services, automated county clerk land records, property ownership mapping, geographic information systems, property information reports, flood certificates, document preparation, background checks and expertise in tax-deferred exchanges. Our current levels of international operations are immaterial with respect to our consolidated financial results.
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
To the extent inflation causes increases in the prices of homes and other real estate, premium revenues are also increased. Premiums are determined in part by the insured values of the transactions we handle. These factors may override the seasonal nature of the title insurance business. Generally, our first quarter is the least active and our fourth quarter is the most active in terms of title revenues.
RESULTS OF OPERATIONS
A comparison of our results of operations for the three months ended March 31, 2006 and the three months ended March 31, 2005 follows. Factors contributing to fluctuations in results of operations are presented in their order of monetary significance. We have quantified, when necessary, significant changes.
Operating environment. According to published industry data, interest rates for 30-year fixed-rate mortgages, excluding points, for the three months ended March 31, 2006 averaged 6.2% as compared with 5.8% for the same period in 2005. Mortgage interest rates have generally increased from a low of 5.6% in early 2005 to 6.3% in March 2006.

Sales of existing homes decreased 3.3% in the first three months of 2006 compared with the same period in 2005, and new home sales declined 6.2% over the same comparison period. March 2006 existing home sales saw an annualized pace of 6.92 million versus 6.97 million one year earlier. One-to-four family residential lending declined from an estimated $598 billion in the first quarter of 2005 to $526 billion in the first quarter of 2006. The decline was primarily a result of refinance activity declining from 54.0% of lending volume in the first quarter of 2005 to 44.2% in the first quarter of 2006. Refinance premium rates typically are 60% of the title premiums of a similarly priced sales transaction.
The Company’s order levels declined 8.9% in the first quarter of 2006 compared with the first quarter of 2005 largely because of the increase in interest rates. Orders in the month of March 2006 were down 9.8% from the same month in 2005.
Our statements on sales and refinancings are based on published industry data from sources such as Fannie Mae, the Mortgage Bankers Association, the National Association of Realtors® and Freddie Mac. We also use information from our direct operations.
Title revenues. Our revenues from direct operations increased 7.0% in the first quarter of 2006 compared with the first quarter of 2005. Acquisitions added revenues of $12.1 million in the first quarter of 2006. Commercial transactions increased 10.2% in the first quarter of 2006 over prior-year levels. The largest revenue increases were in Texas and Canada offset by a decrease in California.
The number of direct closings we handled decreased 7.8% in the first quarter of 2006 compared with the first quarter of 2005. However, the average revenue per closing increased 16.1% in the first quarter of 2006 primarily due to a lower ratio of refinancing transactions closed by our direct operations compared with the same quarter in 2005. The increase in 2006 in average revenue per closing was also due to an increased proportion of commercial transactions and rising home prices.
Revenues from agencies increased 2.9% in the first quarter of 2006 compared with the first quarter of 2005. The increase was primarily due to a decrease in the ratio of refinancing transactions compared with property sale transactions, partially offset by our acquisitions of some agencies that were formerly independent. We are unable to quantify the relative contributions from refinancing transactions and property sales because, in most jurisdictions, our independent agencies are not required to report this information.
The largest increases in revenues from agencies in the first quarter of 2006 were in Florida, New York and New Jersey, offset partially by decreases in Texas, Illinois and California.
REI revenues. Real estate information revenues were $20.0 million and $17.6 million in the first quarters of 2006 and 2005, respectively. The increase in 2006 resulted primarily from a greater number of Internal Revenue Code Section 1031 tax-deferred property exchanges and increases in automated mapping services, partially offset by reduced revenues related to post-closing services and electronic mortgage documents.
Investments. Investment income increased 35.3% in the first quarter of 2006 compared with the first quarter of 2005 due to higher yields and increases in average balances invested. Certain investment gains and losses were realized as part of the ongoing management of the investment portfolio for the purpose of improving performance.
Retention by agencies. The amounts retained by agencies, as a percentage of revenues generated by them, were 80.6% and 81.7% in the first quarters of 2006 and 2005, respectively. Amounts retained by agencies are based on agreements between agencies and our title underwriters. The percentage that amounts retained by agencies bears to agency revenues may vary from period to period because of the geographical mix of agency operations, the volume of title revenues and, in some states, laws or regulations.
Employee costs. Employee costs increased 15.1% in the first quarter of 2006 compared with the first quarter of 2005. The number of persons employed at March 31, 2006 and 2005 was approximately 9,900 and 9,300, respectively. The increase in staff in the first quarter of 2006 was primarily due to 571 employees from acquisitions, which represented $5.6 million in employee costs. In addition, employee costs were impacted by the competitive market for key employees in California and other states. Health insurance claims and related premiums also increased significantly during the first quarter of 2006 compared with 2005.

In our REI segment, employee costs increased due to increases in staff in our automated mapping services and Section 1031 tax-deferred property exchange business.
Other operating expenses. Other operating expenses increased 10.9% in the first quarter of 2006 compared with the first quarter of 2005. The increase in other operating expenses was partially due to acquisitions, which contributed approximately $3.0 million of the increase. Other 2006 increases included technology costs, search fees and business promotion. Other operating expenses also include rent, premium taxes, insurance, litigation costs, telephone, title plant expenses and supplies. Most of these operating expenses follow, to varying degrees, the changes in transaction volume and revenues. Our employee costs and certain other operating expenses are sensitive to inflation.
Title losses. Provisions for title losses, as a percentage of title operating revenues, were 5.0% in the first quarter of 2006 compared with 4.5% in the first quarter of 2005. An increase in loss payment experience for the prior policy years resulted in an increase in our loss ratio in the first quarter of 2006 compared with the first quarter of 2005.
Income taxes. Our effective tax rates (computed net of taxes in minority interests in corporations that were excluded from our consolidated tax return) were 38.7% and 36.5% in the first quarters of 2006 and 2005, respectively. Our annual effective tax rate was 37.9% for 2005.
Prior to 2005, our effective tax rates were based on earnings before taxes less minority interests ($4.4 million and $17.3 million for the quarters ended March 31, 2006 and 2005, respectively). Our effective tax rates computed on this basis would have been 39.8% and 38.3% in the first quarters of 2006 and 2005, respectively. The annual effective tax rate for 2005 would have been 39.0%. These changes in determination of the effective tax rate do not impact the income tax expense we report. Instead, this is a change in the way we view the components of our income tax expense as a percentage of pretax income, which we believe more accurately presents the tax effects of our operations.
Liquidity and capital resources. Cash used by operations was $14.0 million in the first quarter of 2006 compared with $14.3 million provided by operations in the first quarter of 2005. Cash used by operations was due primarily to decreases in payables, accrued liabilities and earnings and an increase in title loss payments. However, on an annual basis, we believe cash flows provided by operations will continue to be the primary source of financing for additions to property and equipment, expanding operations, dividends to shareholders and other requirements. This source is supplemented by bank borrowings.
The most significant non-operating source of cash was from proceeds of investments matured and sold in the amount of $179.9 million and $155.6 million in the first quarters of 2006 and 2005, respectively. We used cash for the purchases of investments in the amounts of $135.5 million and $177.0 million in the first quarters of 2006 and 2005, respectively. Unrealized gains and losses, net of taxes, on investments are reported in accumulated other comprehensive earnings, a component of stockholders’ equity, until realized. During the first quarter of 2006, unrealized losses reduced comprehensive earnings by $2.9 million, net of taxes. These unrealized investment losses were primarily related to interest rate increases.
During the first quarters of 2006 and 2005, acquisitions resulted in additions to goodwill of $25.8 million and $16.7 million, respectively.
A substantial majority of our consolidated cash and investments at March 31, 2006 was held by Stewart Title Guaranty Company (Guaranty) and its subsidiaries. The use and investment of these funds, dividends to the Company and cash transfers between Guaranty and its subsidiaries and the Company are subject to certain legal restrictions. See Notes 2 and 3 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005.
Our liquidity at March 31, 2006, excluding Guaranty and its subsidiaries, was comprised of cash and investments aggregating $56.8 million and short-term liabilities of $3.1 million. We know of no commitments or uncertainties that are likely to materially affect our ability to fund cash needs.
Loss reserves. Our loss reserves are fully funded, segregated and invested in high-quality securities and short-term investments. This is required by the insurance regulators of the states in which our underwriters are domiciled. At March 31, 2006, these investments aggregated $428.5 million and our estimated title loss reserves were $346.1 million.
Historically, our operating cash flow has been sufficient to pay all title policy losses incurred. Combining our expected annual cash flow from operations with investments maturing in less than one year, we do not expect future loss payments to create a liquidity problem for us. Beyond providing funds for losses, we manage the maturities of our investment portfolio to provide safety of capital, improve earnings and mitigate interest rate risks.

Capital resources. We consider our capital resources to be adequate. We expect external capital resources will be available, if needed, because of our low debt-to-equity ratio. Notes payable were $93.1 million and stockholders’ equity was $768.2 million at March 31, 2006. We are not aware of any trends, either favorable or unfavorable, that would materially affect notes payable or stockholders’ equity. We do not expect any material changes in the cost of such resources. Significant acquisitions in the future could materially affect the notes payable or stockholders’ equity balances.
Off-balance sheet arrangements. We do not have any material source of liquidity or financing that involves off-balance sheet arrangements.
Forward-looking statements. All statements included in this report, other than statements of historical facts, addressing activities, events or developments that we expect or anticipate will or may occur in the future, are forward-looking statements. Such forward-looking statements are subject to risks and uncertainties including, among other things, adverse changes in the levels of real estate activity, technology changes, unanticipated title losses, adverse changes in governmental regulations, actions of competitors, general economic conditions and other risks and uncertainties discussed under Item 1A — Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2005.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our investment strategies, types of financial instruments held or the risks associated with such instruments that would materially alter the market risk disclosures made in our Annual Report on Form 10-K for the year ended December 31, 2005.
Item 4. Controls and Procedures
Our principal executive officers and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2006 have concluded that, as of such date, our disclosure controls and procedures are adequate and effective to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.
There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. As a result, no corrective actions were required or undertaken.
All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Also, internal controls over financial reporting can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal controls over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
We are subject to routine lawsuits incidental to our business, most of which involve disputed policy claims. In many of these lawsuits, the plaintiff seeks exemplary or treble damages in excess of policy limits based on the alleged malfeasance of an issuing agent. We do not expect that any of these proceedings will have a material adverse effect on our consolidated financial condition. Additionally, we have received various inquiries from governmental regulators concerning practices in the insurance industry. Many of these practices do not concern title insurance and we do not anticipate that the outcome of these inquiries will materially affect our consolidated financial condition. We, along with the other major title insurance companies, are party to a number of class actions concerning the title insurance industry. We believe that we have adequate reserves for these contingencies and that the likely resolution of these matters will not materially affect our consolidated financial condition.
Item 1A. Risk Factors
There have been no changes during the quarter ended March 31, 2006 to our risk factors as listed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
Item 5. Other Information
We had a book value per share of $42.16 and $42.21 at March 31, 2006 and December 31, 2005, respectively. At March 31, 2006, this measure was based on approximately $768.2 million in stockholders’ equity and 18,219,696 shares outstanding. At December 31, 2005, this measure was based on approximately $766.3 million in stockholders’ equity and 18,154,487 shares outstanding.
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

May 5, 2006
Date

Stewart Information Services Corporation Registrant

	By:	/s/ Max Crisp Max Crisp, Executive Vice President and
Chief Financial Officer, Secretary-Treasurer,
Director and Principal Financial Officer

INDEX TO EXHIBITS

Exhibit
3.1	—	Certificate of Incorporation of the Registrant, as amended March 19, 2001 (incorporated by reference in this report from Exhibit 3.1 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

3.2	—	By-Laws of the Registrant, as amended March 13, 2000 (incorporated by reference in this report from Exhibit 3.2 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

4.1	—	Rights of Common and Class B Common Stockholders (incorporated by reference to Exhibits 3.1 and 3.2 hereto)

10.1*†	—	Summary of agreement as to payments of bonuses to certain executive officers

31.1*	—	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	—	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3*	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	—	Certification of Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	—	Certification of Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3*	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	—	Details of Investments at March 31, 2006 and December 31, 2005

*	Filed herewith

†	Management contract or compensatory plan