Form 10-Q
period 2006-06-30
STEWART INFORMATION SERVICES CORP
filed 2006-08-08
CIK 94344

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐ No ☑
 Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 2, 2006.

Common	17,173,388
Class B Common	1,050,012

FORM 10-Q
QUARTER ENDED JUNE 30, 2006
As used in this report, “we”, “us”, “our”, the “Company” and “Stewart” mean Stewart Information Services Corporation and our subsidiaries, unless the context indicates otherwise.

STEWART INFORMATION SERVICES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE EARNINGS

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30	JUNE 30	JUNE 30	JUNE 30
	2006	2005	2006	2005
	($000 omitted)
Revenues
Title insurance:
Direct operations	276,391	278,941	504,209	491,815
Agency operations	340,189	341,500	621,843	615,185

Real estate information services	18,957	20,688	38,976	38,315
Investment income	8,396	7,149	16,933	13,457
Investment and other gains – net	796	2,801	2,191	3,269

	644,729	651,079	1,184,152	1,162,041

Expenses
Amounts retained by agencies	274,935	279,637	501,811	503,224
Employee costs	183,669	173,873	362,771	329,490
Other operating expenses	107,441	91,967	197,245	172,964
Title losses and related claims	39,217	30,213	64,475	52,344
Depreciation and amortization	8,426	8,244	17,114	16,050
Interest	1,417	778	2,847	1,395

	615,105	584,712	1,146,263	1,075,467

Earnings before taxes and minority interests	29,624	66,367	37,889	86,574
Income taxes	8,739	23,543	10,489	30,161
Minority interests	5,175	5,597	9,043	8,520

Net earnings	15,710	37,227	18,357	47,893

Average number of shares outstanding – basic (000)	18,222	18,130	18,203	18,127

Average number of shares outstanding – assuming dilution (000)	18,310	18,227	18,306	18,226

Earnings per share – basic	0.86	2.05	1.01	2.64

Earnings per share – diluted	0.86	2.04	1.00	2.63

Comprehensive earnings:
Net earnings	15,710	37,227	18,357	47,893
Changes in other comprehensive earnings, net of taxes of ($1,259), $2,144, ($2,875) and ($617)	(2,339)	3,982	(5,340)	(1,145)

Comprehensive earnings	13,371	41,209	13,017	46,748

See notes to condensed consolidated financial statements.

STEWART INFORMATION SERVICES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	JUNE 30	DEC 31
	2006	2005
	($000 omitted)
Assets
Cash and cash equivalents	137,880	134,734
Short-term investments	147,324	206,717
Investments – statutory reserve funds	459,072	449,475
Investments – other	85,058	85,802
Receivables – premiums from agencies	46,300	49,397
Receivables – other	53,635	47,791
Allowance for uncollectible amounts	(8,537)	(8,526)
Property and equipment	93,001	85,762
Title plants	67,926	58,930
Goodwill	178,844	155,624
Intangible assets	14,683	15,268
Other assets	85,729	80,177

	1,360,915	1,361,151

Liabilities
Notes payable	91,274	88,413
Accounts payable and accrued liabilities	99,772	125,255
Estimated title losses	358,748	346,704
Deferred income taxes	9,882	15,784
Minority interests	19,007	18,682

	578,683	594,838

Contingent liabilities and commitments

Stockholders’ equity
Common and Class B Common Stock and additional paid-in capital	148,269	145,367
Retained earnings	637,589	619,232
Accumulated other comprehensive earnings	288	5,628
Treasury stock – 325,829 shares	(3,914)	(3,914)

Total stockholders’ equity (18,223,400 and 18,154,487 shares outstanding)	782,232	766,313

	1,360,915	1,361,151

See notes to condensed consolidated financial statements.

STEWART INFORMATION SERVICES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	SIX MONTHS ENDED
	JUNE 30	JUNE 30
	2006	2005
	($000 omitted)
Reconciliation of net earnings to cash provided by operating activities:
Net earnings	18,357	47,893
Add (deduct):
Depreciation and amortization	17,114	16,050
Provisions for title losses in excess of payments	9,320	18,903
Decrease (increase) in receivables – net	4,551	(6,098)
Increase in other assets – net	(6,009)	(1,418)
(Decrease) increase in payables and accrued liabilities – net	(36,424)	1,648
Minority interests	9,043	8,520
Net earnings from equity investees	(2,559)	(3,088)
Dividends from equity investees	2,392	1,716
Provisions for deferred taxes	(2,693)	5,245
Realized investment gains	(2,191)	(3,269)
Other – net	1,888	1,267

Cash provided by operating activities	12,789	87,369

Investing activities:
Proceeds from investments matured and sold	264,818	258,053
Purchases of investments	(209,513)	(317,699)
Purchases of property and equipment, title plants and real estate – net	(16,977)	(16,847)
Increases in notes receivable	(934)	(926)
Collections on notes receivable	683	539
Proceeds from sale of equity investees	—	7,775
Cash paid for equity investees and related intangibles – net	—	(850)
Cash paid for acquisitions of subsidiaries – net (see supplemental information below)	(35,268)	(9,403)

Cash provided (used) by investing activities	2,809	(79,358)

Financing activities:
Distributions to minority interests	(8,638)	(6,468)
Proceeds from exercise of stock options	851	—
Proceeds from notes payable	7,467	6,592
Payments on notes payable	(13,951)	(8,418)

Cash used by financing activities	(14,271)	(8,294)

Effects of changes in foreign currency exchange rates	1,819	(1,490)

Increase (decrease) in cash and cash equivalents	3,146	(1,773)

Cash and cash equivalents at beginning of period	134,734	121,383

Cash and cash equivalents at end of period	137,880	119,610

Supplemental information:
Assets acquired:
Goodwill	23,206	20,363
Investments	13,429	—
Property and equipment	4,906	881
Title plants	8,978	1,876
Intangible assets	1,942	3,033
Other	86	473
Liabilities assumed	(7,219)	(600)
Debt issued	(10,060)	(16,623)

Cash paid for acquisitions of subsidiaries – net	35,268	9,403

See notes to condensed consolidated financial statements.

STEWART INFORMATION SERVICES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1
Interim financial statements. The financial information contained in this report for the three and six month periods ended June 30, 2006 and 2005, and as of June 30, 2006, is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of this information for all unaudited periods, consisting only of normal recurring accruals, have been made. The results of operations for the interim periods are not necessarily indicative of results for a full year. This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Certain amounts in the 2005 condensed consolidated financial statements have been reclassified for comparative purposes. Net earnings and stockholders’ equity, as previously reported, were not affected.
NOTE 2
Stock option plans. The Company combined its two stock option plans into a single plan in April 2005. Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment”, using the modified prospective method under which share-based compensation expense is recognized for new share-based awards granted and any outstanding awards that are modified, repurchased or cancelled. All options are granted at the market price of the Company’s Common Stock on the date of grant and are immediately exercisable. The Company has no unvested awards.
During the quarter ended June 30, 2006, the Company recognized compensation expense related to options granted of $0.4 million based on a fair value per option of $16.32. Under SFAS No. 123(R), compensation expense is recognized for the fair value of the employees’ purchase rights, which is estimated using the Black-Scholes Model. The Company assumed a dividend yield of 2.0%, an expected life of seven years, an expected volatility of 35.1% and a risk-free interest rate of 8.0% for the three months ended June 30, 2006.
A summary of the status of the Company’s stock option plan follows:

		Weighted
		average
		exercise
	Shares	prices ($)
Exercisable at December 31, 2005	449,634	27.75
Granted	26,000	38.01
Exercised	(42,278)	20.13

Exercisable at June 30, 2006	433,356	29.11

At June 30, 2006, the weighted average remaining contractual life of options outstanding was 6.2 years and the aggregate intrinsic value was $3.1 million. The aggregate intrinsic value of options exercised during the six months ended June 30, 2006 was $1.2 million. In addition, the Company recognized a tax benefit of $0.3 million related to these exercised options.

Prior to the adoption of SFAS No. 123(R), the Company applied the intrinsic value method of APB No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations in accounting for the plans. Accordingly, no stock-based employee compensation expense was reflected in net earnings as all options granted had an exercise price equal to the market value of the Common Stock on the date of grant.
Had compensation expense been determined consistent with SFAS No. 123(R), the fair value of the employees’ purchase rights would have been estimated using the Black-Scholes Model assuming a dividend yield of 1.1% to 1.2%, an expected life of ten years, an expected volatility of 34.5% to 34.6% and a risk-free interest rate of 5.5% to 6.0% for the three and six months ended June 30, 2005. The effect on the Company’s net earnings and earnings per share for the three and six months ended June 30, 2005 would have been reduced to the pro forma amounts below (in thousands of dollars, except per share amounts):

	JUNE 30, 2005
	THREE	SIX
	MONTHS	MONTHS
Net earnings:
As reported	37,227	47,893
Stock-based employee compensation determined under the fair value method, net of taxes	(303)	(1,186)

Pro forma	36,924	46,707

Earnings per share:
Net earnings – basic	2.05	2.64
Pro forma – basic	2.04	2.58

Net earnings – diluted	2.04	2.63
Pro forma – diluted	2.03	2.56

NOTE 3
Equity investees. Earnings related to equity investees (in which the Company typically owns 20% through 50% of the equity) were $1.5 million and $2.2 million for the quarters ended June 30, 2006 and 2005, respectively, and $2.6 million and $3.1 million for the six months ended June 30, 2006 and 2005, respectively. These amounts are included in title insurance – direct operations in the condensed consolidated statements of earnings and comprehensive earnings.
NOTE 4
Earnings per share. The Company’s basic earnings per share was calculated by dividing net earnings by the weighted average number of shares of Common Stock and Class B Common Stock outstanding during the reporting period.
To calculate diluted earnings per share, the number of shares determined above was increased by assuming the issuance of all dilutive shares during the same reporting period. The treasury stock method was used to calculate the additional number of shares. The only potentially dilutive effect on earnings per share for the Company related to its stock option plans. In calculating the effect of the options and determining diluted earnings per share, the average number of shares used in calculating basic earnings per share was increased by 88,000 and 97,000 for the three months ended June 30, 2006 and 2005, respectively, and 103,000 and 99,000 for the six months ended June 30, 2006 and 2005, respectively.
Stock option grants to purchase 133,000 and 67,000 shares were excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2006, respectively. These options were considered anti-dilutive because the exercise prices of the options were greater than the weighted-average market values of the shares for the periods. Stock option grants to purchase 141,000 and 125,000 shares were excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2005, respectively, as these options were considered anti-dilutive.

NOTE 5
Contingent liabilities and commitments. At June 30, 2006, the Company was contingently liable for guarantees of indebtedness owed primarily to banks and others by certain third parties. The guarantees relate primarily to business expansion and expire no later than 2019. At June 30, 2006, the maximum potential future payments on the guarantees amounted to $7,518,000. Management believes that the related underlying assets and available collateral, primarily corporate stock and title plants, would enable the Company to recover amounts paid under the guarantees. The Company believes no provision for losses is needed because no loss is expected on these guarantees. The Company’s accrued liability related to the non-contingent value of third-party guarantees was $333,000 at June 30, 2006.
In the ordinary course of business the Company guarantees the third-party indebtedness of its consolidated subsidiaries. At June 30, 2006, the maximum potential future payments on the guarantees were not more than the notes payable recorded in the condensed consolidated balance sheets. The Company also guarantees the indebtedness related to lease obligations of certain of its consolidated subsidiaries. The maximum future obligations arising from these lease-related guarantees are not more than the Company’s future minimum lease payments. In addition, the Company has unused letters of credit amounting to $3,298,000 related primarily to workers’ compensation coverage.
NOTE 6
Segment information. The Company’s two reportable segments are title and real estate information. Selected financial information related to these segments follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30	JUNE 30	JUNE 30	JUNE 30
	2006	2005	2006	2005
		($000 omitted)
Revenues:
Title	625,772	630,391	1,145,176	1,123,726
REI	18,957	20,688	38,976	38,315

	644,729	651,079	1,184,152	1,162,041

Intersegment revenues:
Title	390	216	691	550
REI	837	863	1,938	1,537

	1,227	1,079	2,629	2,087

Depreciation and amortization:
Title	7,618	7,279	15,481	14,119
REI	808	965	1,633	1,931

	8,426	8,244	17,114	16,050

Earnings (loss) before taxes and minority interests:
Title	29,645	63,217	36,409	82,085
REI	(21)	3,150	1,480	4,489

	29,624	66,367	37,889	86,574

	JUNE 30	DEC 31
	2006	2005
Identifiable assets:
Title	1,297,216	1,302,949
REI	63,699	58,202

	1,360,915	1,361,151

NOTE 7
Regulatory developments. Regulators periodically review title insurance premium rates and may seek reductions in the premium rates charged. The rates charged by title insurance underwriters in several states from which the Company derives a material portion of its revenues are currently under review with proposals to potentially enact significant premium rate decreases. These states include California, Texas, Florida and New York. While the Company cannot predict the outcome of these proposals, to the extent that rate decreases are enacted, the Company’s results of operations and financial position will be adversely affected.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s overview. We reported net earnings of $15.7 million for the three months ended June 30, 2006, compared with net earnings of $37.2 million for the same period in 2005. On a diluted per share basis, net earnings were $0.86 for the second quarter of 2006 compared with net earnings of $2.04 for the second quarter of 2005. Revenues for the quarter decreased 1.0% to $644.7 million from $651.1 million for the same period last year.
The decrease in revenues and transactions handled in the second quarter of 2006 from the same period in 2005 resulted primarily from a reduction in residential closings due to a higher interest rate environment. Mortgage interest rates averaged 6.6% in the second quarter of 2006 compared with 5.7% in the second quarter of 2005. Acquisitions and strong growth in commercial transactions positively impacted revenues in the second quarter of 2006, partially offsetting the decrease in residential activity. Acquisitions increased revenues by $12.1 million for the quarter.
Profits for the second quarter of 2006 versus 2005 were reduced primarily by higher employee costs and other operating costs. Other operating costs increased primarily due to expenses associated with new offices, increased technology development and related security costs and litigation expenses. Employee costs were higher compared with the same period a year ago due to newly opened locations and increased technology-related services. Existing offices reduced employee counts overall by approximately 6% compared to the same period in the prior year. The Company is continually monitoring changes in transaction volume and cyclical developments in the marketplace to manage its current level of business and respond to opportunities with regard to both people and technology.
Critical accounting estimates. Actual results can differ from the accounting estimates we report. However, we believe there is no material risk of a change in our estimates that is likely to have a material impact on our reported financial condition or results of operations for the three and six months ended June 30, 2006 and 2005.
Title loss reserves
Our most critical accounting estimate is providing for title loss reserves. Our liability for estimated title losses at June 30, 2006 comprises both known claims ($68.5 million) and claims expected to be reported in the future ($290.2 million). The amount of the reserve represents the aggregate future payments, net of recoveries, that we expect to incur on policy and escrow losses and in costs to settle claims.
We base our estimates on reported claims, historical loss experience, title industry averages and the current legal and economic environment. In making estimates, we use moving-average ratios of recent actual policy loss payment experience (net of recoveries) to premium revenues.
Provisions for title losses, as a percentage of title operating revenues, were 5.7% and 4.7% for the six months ended June 30, 2006 and 2005, respectively. Actual loss payment experience, including the impact of large losses, is the primary reason for increases or decreases in our loss provision. A change of 0.5% in this percentage, a reasonably likely scenario based on historical loss experience, would have changed the provision for title losses and pretax earnings by approximately $5.6 million for the six months ended June 30, 2006.
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
Goodwill and other long-lived assets
Based on our annual evaluation of goodwill as of June 30th, which is completed in the third quarter, and events that may indicate impairment of the value of title plants and other long-lived assets, we estimate and expense any loss in value to our current operations. The process of determining impairment relies on projections of future cash flows, operating results and market conditions. Uncertainties exist in these projections and bear the risk of change related to factors such as interest rates and overall real estate markets. Actual market conditions and operating results may vary materially from our projections. There were no impairment write-offs of goodwill during the six months ended June 30, 2006 and 2005. We use independent appraisers to assist us in determining the fair value of our reporting units and assessing whether an impairment of goodwill exists.
Agency revenues
We recognize revenues on title insurance policies written by independent agencies (agencies) when the policies are reported to us. In addition, where reasonable estimates can be made, we also accrue for revenues on policies issued but not reported until after period end. We believe that reasonable estimates can be made when recent and consistent policy issuance information is available. Our estimates are based on historical reporting patterns and other information about our agencies. We also consider current trends in our direct operations and in the title industry. In this accrual, we are not estimating future transactions. We are estimating revenues on policies that have already been issued but not yet received by us. We have consistently followed the same basic method of estimating unreported policy revenues for more than ten years.
Our accruals for unreported policies from agencies were not material to our total assets or stockholders’ equity for either of the six months ended June 30, 2006 and 2005. The differences between the amounts our agencies have subsequently reported to us as compared to our estimated accruals are substantially offset by any differences arising from the prior year’s accrual and have been immaterial to stockholders’ equity during each of the three prior years. We believe our process provides the most reliable estimation of the unreported revenues on policies and appropriately reflects the trends in agency policy activity.
Operations. Our business has two main segments: title insurance-related services and real estate information (REI). These segments are closely related due to the nature of their operations and common customers.
Our primary business is title insurance and settlement-related services. We close transactions and issue title policies on homes, commercial properties and other real properties located in all 50 states, the District of Columbia and a number of international markets through more than 9,000 policy-issuing offices and agencies. We also provide post-closing lender services, mortgage default management services, automated county clerk land records, property ownership mapping, geographic information systems, property information reports, flood certificates, document preparation, background checks and expertise in tax-deferred exchanges. Our current levels of international operations are immaterial with respect to our consolidated financial results.
Factors affecting revenues. The principal factors that contribute to increases in our operating revenues for our title and REI segments include:
•	declining mortgage interest rates, which usually increase home sales and refinancing transactions;

•	rising home prices;

•	increasing consumer confidence;

•	increasing demand by buyers;

•	increasing number of households;

•	higher premium rates;

•	increasing market share;

•	opening of new offices and acquisitions; and

•	increasing number of commercial transactions, which typically yield higher premiums.

To the extent inflation causes increases in the prices of homes and other real estate, premium revenues are also increased. Premiums are determined in part by the insured values of the transactions we handle. These factors may override the seasonal nature of the title insurance business. Generally, our first quarter is the least active and our fourth quarter is the most active in terms of title insurance revenues.
Regulatory developments. Regulators periodically review title insurance premium rates and may seek reductions in the premium rates charged. The rates charged by title insurance underwriters in several states from which we derive a material portion of our revenues are currently under review with proposals to potentially enact significant premium rate decreases. These states include California, Texas, Florida and New York. While we cannot predict the outcome of these proposals, to the extent that rate decreases are enacted, our results of operations and financial position will be adversely affected.
RESULTS OF OPERATIONS
A comparison of the results of operations of the Company for the three and six months ended June 30, 2006 compared with the three and six months ended June 30, 2005 follows. Factors contributing to fluctuations in results of operations are presented in their order of monetary significance. We have quantified, when necessary, significant changes.
SIX MONTHS ENDED JUNE 30, 2006 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2005
Operating environment. Published industry data show interest rates for 30-year fixed-rate mortgages, excluding points, for the six months ended June 30, 2006 averaged 6.4% as compared with 5.7% for the same period in 2005. Mortgage interest rates have increased from a low of 5.6% in early 2005 to 6.7% in June 2006.
Sales of existing homes decreased 5.2% in the first six months of 2006 compared with the same period in 2005, and new home sales declined 8.9% over the same comparison period. June 2006 existing home sales saw an annualized pace of 6.45 million versus 7.08 million one year earlier. One-to-four family residential lending declined from an estimated $1.38 trillion in the first six months of 2005 to $1.30 trillion in the first six months of 2006. The decline in lending volume was primarily a result of a lower ratio of refinance activity resulting from a higher interest rate environment. Refinance activity declined from 48.7% of lending volume in the first half of 2005 to 44.3% in the first half of 2006. Refinance premium rates typically are 60% of the title premium revenue of a similarly priced sales transaction, which means the decrease in refinancing activity will likely result in an increase in average revenue per transaction.
The Company’s order levels declined 13.0% in the first six months of 2006 compared with the first six months of 2005 largely because of the increase in interest rates, which reduced residential activity. Orders in the month of June 2006 were down 22.7% from June 2005.
Our statements on sales and refinancings are based on published industry data from sources such as Fannie Mae, the Mortgage Bankers Association, the National Association of Realtors® and Freddie Mac. We also use information from our direct operations.
Title revenues. Our revenues from direct operations increased $12.4 million, or 2.5%, in the first six months of 2006 compared with the first six months of 2005. Acquisitions added revenues of $24.2 million in the first six months of 2006. Commercial and other large transactions increased approximately $12.5 million in the first half of 2006 over prior-year levels. These increases were partially offset by decreases in residential transaction volume. The largest revenue increases were in Texas, primarily due to acquisitions, and Canada offset by a decrease in California.
The number of direct closings we handled decreased 11.4% in the first half of 2006 compared with the first half of 2005. However, the average revenue per closing increased 15.5% in the first half of 2006 primarily due to a lower ratio of refinancing transactions closed by our direct operations compared with the first half of 2005. This increase in average revenue per closing was also due to an increased proportion of commercial transactions and, to a lesser extent, continued rising home prices.
Revenues from agencies increased $6.7 million, or 1.1%, in the first half of 2006 compared with the first half of 2005, consistent with the increase in revenues from direct operations. The increase was due to the addition of several large agencies and a decrease in the ratio of refinancing transactions compared with property sale transactions, partially offset by our acquisitions of some agencies that were formerly independent. We are unable to quantify the relative contributions from refinancing transactions and property sales because, in most jurisdictions, our independent agencies are not required to report this information.

The largest increases in revenues from agencies in the first six months of 2006 were in Florida, New Jersey and New York, offset partially by decreases in Texas, California and Illinois.

REI revenues. Real estate information services revenues were $39.0 million and $38.3 million during the six months ended June 30, 2006 and 2005, respectively. The increase in 2006 resulted primarily from increases in automated mapping services due to an acquisition, partially offset by reduced revenues related to post-closing services and electronic mortgage documents. Revenues from our Internal Revenue Code Section 1031 tax-deferred property exchange business were comparable to the prior period. However, for the six months ended June 30, 2006, revenues and pretax earnings from our tax-deferred property exchange business were negatively impacted due to a shift from taxable income to a higher percentage of tax-exempt income than was earned in the same period in the prior year.
Investments. Investment income increased $3.5 million, or 25.8%, in the first half of 2006 compared with the first half of 2005 due to higher yields and increases in average balances invested. Certain investment gains and losses were realized as part of the ongoing management of the investment portfolio for the purpose of improving performance. In the second quarter of 2005, investment and other gains included a pretax gain of $1.9 million realized from the sale of our ownership interest in an equity investee.
Retention by agencies. The amounts retained by agencies, as a percentage of revenues generated by them, were 80.7% and 81.8% in the first six months of 2006 and 2005, respectively. Amounts retained by title agencies are based on agreements between agencies and our title underwriters. The percentage that amounts retained by agencies bear to agency revenues may vary from period to period because of the geographical mix of agency operations, the volume of title revenues and, in some states, laws or regulations.
Employee costs. Employee costs increased $33.3 million, or 10.1%, in the first six months of 2006 compared with the first six months of 2005. The number of persons employed at June 30, 2006 and 2005 was approximately 10,000 and 9,700, respectively. The increase in staff was primarily due to an additional 560 employees from acquisitions, which represented $10.1 million in employee costs, and increased technology-related services, partially offset by reductions in staffing at certain offices. In addition, employee costs were impacted by the competitive market for key employees in California and other states. Health insurance claims and related premiums also increased significantly during the first six months of 2006 compared with 2005.
In our REI segment, employee costs increased due to increases in staff in our automated mapping services and Section 1031 tax-deferred property exchange businesses.
Other operating expenses. Other operating expenses increased $24.3 million, or 14.0%, in the first six months of 2006 compared with the first six months of 2005. The increase in other operating expenses was partially due to acquisitions, which contributed approximately $8.0 million of the increase. Other 2006 increases included technology costs, certain REI expenses and litigation costs. Other operating expenses also include rent, business promotion, premium taxes, search fees, supplies, telephone, title plant expenses and travel. Our employee costs and certain other operating expenses are sensitive to inflation.
Title losses. Provisions for title losses, as a percentage of title operating revenues, were 5.7% in the first six months of 2006 compared with 4.7% in the first six months of 2005. An increase in loss payment experience for the prior policy years resulted in an increase in our loss ratio in the first six months of 2006 compared with the first six months of 2005. An addition to title loss reserves of $4.9 million related to defalcations by two independent title agencies also contributed to the increase in our title loss ratio in the current year.
Income taxes. Our effective tax rates, based on earnings before taxes and after deducting minority interests ($28.8 million and $78.1 million for the six months ended June 30, 2006 and 2005, respectively), were 36.4% and 38.6% for the first six months of 2006 and 2005, respectively. For the six months ended June 30, 2006, our effective tax rate was positively impacted primarily by a higher ratio of tax-exempt income to earnings before taxes and minority interests than in the same period of the prior year. The annual effective tax rate for 2005 was 39.0%.

THREE MONTHS ENDED JUNE 30, 2006 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2005
Operating environment. Published industry data show interest rates for 30-year fixed-rate mortgages, excluding points, for the three months ended June 30, 2006 averaged 6.6% as compared with 5.7% for the same period in 2005. Mortgage interest rates have increased from a low of 5.6% in June 2005 to 6.7% in June 2006.
Sales of existing homes decreased 8.1% in the second quarter of 2006 compared with the same period in 2005, and new home sales declined 6.2% over the same comparison period. One-to-four family residential lending declined from an estimated $771 billion in the second quarter of 2005 to $661 billion in the second quarter of 2006. The decline in lending volume was primarily a result of a lower ratio of refinance activity resulting from a higher interest rate environment. Refinance activity declined from 44.5% of lending volume in the second quarter of 2005 to 36.5% in the second quarter of 2006. Refinance premium rates typically are 60% of the title premium revenue of a similarly priced sales transaction, which means the decrease in refinancing activity will likely result in an increase in average revenue per transaction.
The Company’s order levels declined 17.0% in the second quarter of 2006 compared with the second quarter of 2005 largely because of the increase in interest rates, which reduced residential activity.
Our statements on sales and refinancings are based on published industry data from sources such as Fannie Mae, the Mortgage Bankers Association, the National Association of Realtors® and Freddie Mac. We also use information from our direct operations.
Title revenues. Our revenues from direct operations decreased $2.6 million, or 0.9%, in the second quarter of 2006 compared with the second quarter of 2005. Acquisitions added revenues of $12.1 million in the second quarter of 2006. Commercial and other large transactions increased approximately $11.4 million in the second quarter of 2006 over prior-year levels. These increases were offset by decreases in residential transaction volume. The largest revenue decreases were in California and Florida offset by increases in Canada and Texas, primarily due to acquisitions.
The number of direct closings we handled decreased 14.8% in the second quarter of 2006 compared with the second quarter of 2005. However, the average revenue per closing increased 16.1% in the second quarter of 2006 primarily due to a lower ratio of refinancing transactions closed by our direct operations compared with the same period in 2005. The increase in 2006 in average revenue per closing was also due to an increased proportion of commercial transactions and, to a lesser extent, rising home prices.
Revenues from agencies decreased $1.3 million, or 0.4%, in the second quarter of 2006 compared with the second quarter of 2005, consistent with the decrease in revenues from direct operations. The decrease was primarily due to acquisitions of some agencies that were formerly independent, partially offset by the addition of several large agencies and a decrease in the ratio of refinancing transactions compared with property sale transactions. We are unable to quantify the relative contributions from refinancing transactions and property sales because, in most jurisdictions, our independent agencies are not required to report this information.
The largest decreases in revenues from agencies in the second quarter of 2006 were in Texas, California and Pennsylvania, partially offset by increases in Florida and New Jersey.
REI revenues. Real estate information services revenues were $19.0 million and $20.7 million in the second quarters of 2006 and 2005, respectively. The decrease in 2006 resulted primarily from reduced revenues related to post-closing services, electronic mortgage documents and Internal Revenue Code Section 1031 tax-deferred property exchanges, offset partially by an increase in automated mapping services. For the three months ended June 30, 2006, revenues and pretax earnings from our tax-deferred property exchange business were reduced due to a shift from taxable income to a higher percentage of tax-exempt income than was earned in the same period in the prior year.
Investments. Investment income increased $1.2 million, or 17.4%, in the second quarter of 2006 compared with the second quarter of 2005 due to higher yields and increases in average balances invested. Certain investment gains and losses were realized as part of the ongoing management of the investment portfolio for the purpose of improving performance. In the second quarter of 2005, investment and other gains included a pretax gain of $1.9 million realized from the sale of our ownership interest in an equity investee.

Retention by agencies. The amounts retained by agencies, as a percentage of revenues generated by them, were 80.8% and 81.9% in the second quarters of 2006 and 2005, respectively. Amounts retained by title agencies are based on agreements between agencies and our title underwriters. The percentage that amounts retained by agencies bear to agency revenues may vary from period to period because of the geographical mix of agency operations, the volume of title revenues and, in some states, laws or regulations.
Employee costs. Employee costs increased $9.8 million, or 5.6%, in the three months ended June 30, 2006 compared with the three months ended June 30, 2005. Acquisitions increased employee costs by $4.4 million and 560 employees. In addition, employee costs were impacted by increased technology-related services, partially offset by reductions in staffing at certain offices. Health insurance claims and related premiums also increased during the second quarter of 2006 compared with 2005.
In our REI segment, employee costs during the three months ended June 30, 2006 were comparable with the same period in the prior year, consistent with the fluctuation in related revenues.
Other operating expenses. Other operating expenses increased 16.8% in the second quarter of 2006 compared with the second quarter of 2005. The increase in other operating expenses was partially due to acquisitions, which contributed approximately $4.7 million of the increase. Other second quarter 2006 increases included technology and litigation costs. Other operating expenses also include rent, business promotion, premium taxes, search fees, certain REI expenses, supplies, telephone and title plant expenses. Our employee costs and certain other operating expenses are sensitive to inflation.
Title losses. Provisions for title losses, as a percentage of title operating revenues, were 6.4% in the second quarter of 2006 compared with 4.9% in the second quarter of 2005. An increase in loss payment experience for the prior policy years resulted in an increase in our loss ratio in the second quarter of 2006 compared with the second quarter of 2005. An addition to title loss reserves of $4.9 million related to defalcations by two independent title agencies also contributed to the increase in our title loss ratio in the current quarter.
Income taxes. Our effective tax rates, based on earnings before taxes and after deducting minority interests ($24.4 million and $60.8 million for the three months ended June 30, 2006 and 2005, respectively), were 35.7% and 38.7% for the second quarters of 2006 and 2005, respectively. For the three months ended June 30, 2006, our effective tax rate was positively impacted primarily by a higher ratio of tax-exempt income to earnings before taxes and minority interests than in the same period of the prior year.

Liquidity. Cash provided by operations was $12.8 million and $87.4 million for the first six months of 2006 and 2005, respectively. Cash provided by operations decreased in the first six months of 2006 compared with 2005 due to decreases in earnings, accounts and taxes payable, accrued liabilities and an increase in title loss payments. Cash flow from operations has been the primary source of financing for additions to property and equipment, expanding operations, dividends to stockholders and other requirements. This source is supplemented by bank borrowings, typically in connection with acquisitions.
The most significant non-operating source of cash was from proceeds of investments matured and sold in the amounts of $264.8 million and $258.1 million in the first six months of 2006 and 2005, respectively. We used cash for the purchases of investments in the amounts of $209.5 million and $317.7 million in the first six months of 2006 and 2005, respectively. Unrealized gains and losses on investments, net of taxes, are reported in accumulated other comprehensive earnings, a component of stockholders’ equity, until realized. During the first six months of 2006, unrealized investment losses reduced comprehensive earnings by $6.5 million, net of taxes. These unrealized investment losses were primarily related to changes in bond values caused by interest rate increases.
During the first six months of 2006 and 2005, acquisitions resulted in additions to goodwill of $23.2 million and $20.4 million, respectively.
A substantial majority of our consolidated cash and investments at June 30, 2006 was held by Stewart Title Guaranty Company (Guaranty) and its subsidiaries. The use and investment of these funds, dividends to the Company, and cash transfers between Guaranty and its subsidiaries and the Company are subject to certain legal restrictions. See Notes 2 and 3 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005.

Our liquidity at June 30, 2006, excluding Guaranty and its subsidiaries, was comprised of cash and investments aggregating $54.8 million and short-term liabilities of $3.1 million. We know of no commitments or uncertainties that are likely to materially affect our ability to fund cash needs.
Loss reserves. Our loss reserves are fully funded, segregated and invested in high-quality securities and short-term investments. This is required by the insurance regulators of the states in which our underwriters are domiciled. At June 30, 2006, these investments aggregated $431.1 million and our estimated title loss reserves were $358.7 million.
Historically, our operating cash flow has been sufficient to pay all title policy losses incurred. Combining our expected annual cash flow provided by operations with investments maturing in less than one year, we do not expect future loss payments to create a liquidity problem for us. Beyond providing funds for losses, we manage the maturities of our investment portfolio to provide safety of capital, improve earnings and mitigate interest rate risks.
Capital resources. We consider our capital resources to be adequate. We expect external capital resources will be available, if needed, because of our low debt-to-equity ratio. Notes payable were $91.3 million and stockholders’ equity was $782.2 million at June 30, 2006. We are not aware of any trends, either favorable or unfavorable, that would materially affect notes payable or stockholders’ equity. We do not expect any material changes in the cost of such resources. Significant acquisitions in the future could materially affect the notes payable or stockholders’ equity balances.
Off-balance sheet arrangements. We do not have any material source of liquidity or financing that involves off-balance sheet arrangements.
Forward-looking statements. All statements included in this report, other than statements of historical facts, addressing activities, events or developments that we expect or anticipate will or may occur in the future, are forward-looking statements. Such forward-looking statements are subject to risks and uncertainties including, among other things, adverse changes in the levels of real estate activity, technology changes, unanticipated title losses, adverse changes in governmental regulations, actions of competitors, general economic conditions and other risks and uncertainties discussed under Item 1A – Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2005.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our investment strategies, types of financial instruments held or the risks associated with such instruments that would materially alter the market risk disclosures made in our Annual Report on Form 10-K for the year ended December 31, 2005.
Item 4. Controls and Procedures
Our principal executive officers and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2006 have concluded that, as of such date, our disclosure controls and procedures are adequate and effective to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.
There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. As a result, no corrective actions were required or undertaken.
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

PART II – OTHER INFORMATION
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
Regulators periodically review title insurance premium rates and may seek reductions in the premium rates charged. The rates charged by title insurance underwriters in several states from which we derive a material portion of our revenues are currently under review with proposals to potentially enact significant premium rate decreases. These states include California, Texas, Florida and New York. While we cannot predict the outcome of these proposals, to the extent that rate decreases are enacted, our results of operations and financial position will be adversely affected.
Item 1A. Risk Factors
There have been no changes during the quarter ended June 30, 2006 to our risk factors as listed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
Item 4. Submission of Matters to a Vote of Security Holders
(a)	Our Annual Meeting of Stockholders was held on April 28, 2006 for the purpose of electing our Board of Directors.

(b)	Proxies for the meeting were solicited pursuant to Section 14 (a) of the Securities Exchange Act of 1934, and there was no solicitation in opposition to management’s solicitations. All of our nominees were elected.

(c)	Stockholder votes with respect to the election of directors at our Annual Meeting were as follows:
(1)	Directors elected by Common stockholders:

	Number of shares
		Votes
	Votes for	withheld/against
Robert L. Clarke	15,528,375	599,421
Nita B. Hanks	15,446,053	681,743
Dr. E. Douglas Hodo	15,178,193	949,603
Laurie C. Moore	15,613,537	514,259
Dr. W. Arthur Porter	15,528,561	599,235

(2)	Directors elected by Class B Common stockholders:

	Number of shares
		Votes
	Votes for	withheld/against
Max Crisp	1,050,012	0
Paul W. Hobby	1,050,012	0
Malcolm S. Morris	1,050,012	0
Stewart Morris, Jr.	1,050,012	0
There were no broker non-votes with respect to the election of directors.
Item 5. Other Information
We had a book value per share of $42.92 and $42.21 at June 30, 2006 and December 31, 2005, respectively. At June 30, 2006, this measure was based on approximately $782.2 million in stockholders’ equity and 18,223,400 shares outstanding. At December 31, 2005, this measure was based on approximately $766.3 million in stockholders’ equity and 18,154,487 shares outstanding.
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

August 3, 2006 Date

Stewart Information Services Corporation Registrant

	By:	/s/ Max Crisp Max Crisp, Executive Vice President and
Chief Financial Officer, Secretary-Treasurer,
Director and Principal Financial Officer

INDEX TO EXHIBITS

Exhibit
3.1	-	Certificate of Incorporation of the Registrant, as amended March 19, 2001 (incorporated by reference in this report from Exhibit 3.1 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

3.2	-	By-Laws of the Registrant, as amended March 13, 2000 (incorporated by reference in this report from Exhibit 3.2 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

4.1	-	Rights of Common and Class B Common Stockholders (incorporated by reference to Exhibits 3.1 and 3.2 hereto)

31.1*	-	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	-	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3*	-	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	-	Certification of Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	-	Certification of Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3*	-	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	-	Details of Investments at June 30, 2006 and December 31, 2005

*	Filed herewith