Form 10-Q
period 2006-09-30
STEWART INFORMATION SERVICES CORP
filed 2006-11-07
CIK 94344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 2, 2006.

Common	17,173,388
Class B Common	1,050,012

FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2006

Item		Page

PART I — FINANCIAL INFORMATION

1.	Financial Statements	1

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

3.	Quantitative and Qualitative Disclosures About Market Risk	15

4.	Controls and Procedures	15

PART II — OTHER INFORMATION

1.	Legal Proceedings	16

1A.	Risk Factors	16

5.	Other Information	16

6.	Exhibits	16

	Signature	17
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

STEWART INFORMATION SERVICES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE EARNINGS

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEP 30	SEP 30	SEP 30	SEP 30
	2006	2005	2006	2005
	($000 omitted, except per share)
Revenues
Title insurance:
Direct operations	262,610	287,607	766,041	779,422
Agency operations	348,842	320,545	970,685	935,730

Real estate information services	20,161	22,760	59,915	61,075
Investment income	8,750	8,016	25,683	21,473
Investment and other gains — net	1,158	514	3,349	3,783

	641,521	639,442	1,825,673	1,801,483

Expenses
Amounts retained by agencies	282,592	259,557	784,403	762,781
Employee costs	183,447	183,863	546,218	513,353
Other operating expenses	101,758	97,963	299,003	270,927
Title losses and related claims	35,374	31,434	99,849	83,778
Depreciation and amortization	9,791	8,592	26,905	24,642
Interest	1,577	883	4,424	2,278

	614,539	582,292	1,760,802	1,657,759

Earnings before taxes and minority interests	26,982	57,150	64,871	143,724
Income taxes	7,942	19,880	18,431	50,041
Minority interests	4,890	5,499	13,933	14,019

Net earnings	14,150	31,771	32,507	79,664

Changes in other comprehensive earnings, net of taxes of $4,014, ($2,207), $1,139 and ($2,824)	7,455	(4,099)	2,115	(5,244)

Comprehensive earnings	21,605	27,672	34,622	74,420

Basic earnings per share:
Net earnings	0.78	1.75	1.79	4.39

Average shares outstanding	18,223	18,137	18,210	18,130

Diluted earnings per share:
Net earnings	0.77	1.74	1.78	4.37

Average shares outstanding	18,297	18,259	18,302	18,236

See notes to condensed consolidated financial statements.

STEWART INFORMATION SERVICES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	SEP 30	DEC 31
	2006	2005
	($000 omitted)

Assets
Cash and cash equivalents	127,582	134,734
Short-term investments	168,628	206,717
Investments — statutory reserve funds	476,609	449,475
Investments — other	89,283	85,802
Receivables — premiums from agencies	47,800	49,397
Receivables — other	48,136	47,791
Allowance for uncollectible amounts	(8,952)	(8,526)
Property and equipment	91,286	85,762
Title plants	68,777	58,930
Goodwill	188,435	155,624
Intangible assets	14,593	15,268
Other assets	94,356	80,177

	1,406,533	1,361,151

Liabilities
Notes payable	94,626	88,413
Accounts payable and accrued liabilities	109,848	125,255
Estimated title losses	369,427	346,704
Deferred income taxes	11,196	15,784
Minority interests	17,653	18,682

	602,750	594,838

Contingent liabilities and commitments

Stockholders’ equity
Common and Class B Common Stock and additional paid-in capital	148,215	145,367
Retained earnings	651,739	619,232
Accumulated other comprehensive earnings	7,743	5,628
Treasury stock — 325,829 shares	(3,914)	(3,914)

Total stockholders’ equity (18,223,400 and 18,154,487 shares outstanding)	803,783	766,313

	1,406,533	1,361,151

See notes to condensed consolidated financial statements.

STEWART INFORMATION SERVICES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED
	SEP 30	SEP 30
	2006	2005
	($000 omitted)
Reconciliation of net earnings to cash provided by operating activities:
Net earnings	32,507	79,664
Add (deduct):
Depreciation and amortization	26,905	24,642
Provisions for title losses in excess of payments	19,999	24,002
Decrease (increase) in receivables — net	2,431	(3,763)
Increase in other assets — net	(13,447)	(7,623)
(Decrease) increase in payables and accrued liabilities — net	(21,162)	8,046
Minority interests	13,933	14,019
Net earnings from equity investees	(3,489)	(5,259)
Dividends from equity investees	3,621	3,247
Provisions for deferred taxes	(5,392)	(1,847)
Realized investment gains	(3,349)	(3,783)
Other — net	2,565	1,927

Cash provided by operating activities	55,122	133,272

Investing activities:
Proceeds from investments matured and sold	338,780	395,636
Purchases of investments	(315,316)	(477,788)
Purchases of property and equipment, title plants and real estate — net	(24,437)	(24,277)
Increases in notes receivable	(1,350)	(2,513)
Collections on notes receivable	1,421	1,368
Proceeds from sale of equity investees	—	7,775
Cash paid for equity investees and related intangibles — net	—	(1,950)
Cash paid for acquisitions of subsidiaries — net (see supplemental information below)	(39,671)	(11,341)

Cash used by investing activities	(40,573)	(113,090)

Financing activities:
Distributions to minority interests	(13,870)	(11,660)
Proceeds from exercise of stock options	851	167
Proceeds from notes payable	9,316	19,481
Payments on notes payable	(20,666)	(17,024)

Cash used by financing activities	(24,369)	(9,036)

Effects of changes in foreign currency exchange rates	2,668	(945)

(Decrease) increase in cash and cash equivalents	(7,152)	10,201

Cash and cash equivalents at beginning of period	134,734	121,383

Cash and cash equivalents at end of period	127,582	131,584

Supplemental information:
Assets acquired:
Goodwill	32,861	25,787
Investments	13,429	—
Property and equipment	4,695	1,226
Title plants	8,744	3,116
Intangible assets	3,260	3,211
Other	2,726	6,056
Liabilities assumed	(7,965)	(1,621)
Debt issued	(18,079)	(26,434)

Cash paid for acquisitions of subsidiaries — net	39,671	11,341

See notes to condensed consolidated financial statements.

STEWART INFORMATION SERVICES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1
Interim financial statements. The financial information contained in this report for the three and nine months ended September 30, 2006 and 2005, and as of September 30, 2006, is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of this information for all unaudited periods, consisting only of normal recurring accruals, have been made. The results of operations for the interim periods are not necessarily indicative of results for a full year. This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Certain amounts in the 2005 condensed consolidated financial statements have been reclassified for comparative purposes. Net earnings and stockholders’ equity, as previously reported, were not affected.
NOTE 2
New significant accounting pronouncements. In September 2006, Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements”, which is effective January 1, 2008, was issued. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosure about fair value measurements. The Company is in the process of evaluating the impact that SFAS No. 157 will have on its consolidated financial statements.
In June 2006, FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48), which is effective January 1, 2007, was issued. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company is in the process of evaluating the impact that FIN 48 will have on its consolidated financial statements.
NOTE 3
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
There were no options granted during the quarter ended September 30, 2006 and, accordingly, no compensation expense has been reflected in the accompanying financial statements for the three months then ended. During the quarter ended June 30, 2006, the Company recognized compensation expense related to options granted of $0.4 million based on a fair value per option of $16.32. Under SFAS No. 123(R), compensation expense is recognized for the fair value of the employees’ purchase rights, which is estimated using the Black-Scholes Model. The Company assumed a dividend yield of 2.0%, an expected life of seven years, an expected volatility of 35.1% and a risk-free interest rate of 8.0%.
A summary of the status of the Company’s stock option plan follows:

		Weighted-
		average
		exercise
	Shares	prices ($)

Exercisable at December 31, 2005	449,634	27.75
Granted	26,000	38.01
Exercised	(42,278)	20.13

Exercisable at September 30, 2006	433,356	29.11

At September 30, 2006, the weighted-average remaining contractual life of options outstanding was 5.9 years and the aggregate intrinsic value was $2.5 million. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2006 was $1.2 million. In addition, the Company recognized a tax benefit of $0.3 million related to these exercised options.
Prior to the adoption of SFAS No. 123(R), the Company applied the intrinsic value method of APB No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations in accounting for the plans. Accordingly, no stock-based employee compensation expense was reflected in net earnings, as all options granted had an exercise price equal to the market value of the Common Stock on the date of grant.
Had compensation expense for the three and nine months ended September 30, 2005 been determined consistent with SFAS No. 123(R), the fair value of the employees’ purchase rights would have been estimated using the Black-Scholes Model assuming a dividend yield of 1.1% to 1.2%, an expected life of ten years, an expected volatility of 34.5% to 34.6% and a risk-free interest rate of 5.5% to 6.0%. The Company’s net earnings and earnings per share for the three and nine months ended September 30, 2005 would have been reduced to the pro forma amounts below (in thousands of dollars, except per share amounts):

	THREE	NINE
	MONTHS	MONTHS

Net earnings:
As reported	31,771	79,664
Stock-based employee compensation determined under the fair value method, net of taxes	—	(1,186)

Pro forma	31,771	78,478

Earnings per share:
Net earnings — basic	1.75	4.39
Pro forma — basic	1.75	4.33

Net earnings — diluted	1.74	4.37
Pro forma — diluted	1.74	4.30

NOTE 4
Equity investees. Earnings related to equity investees (in which the Company typically owns 20% through 50% of the equity) were $0.9 million and $2.2 million for the quarters ended September 30, 2006 and 2005, respectively, and $3.5 million and $5.3 million for the nine months ended September 30, 2006 and 2005, respectively. These amounts are included in title insurance — direct operations in the condensed consolidated statements of earnings and comprehensive earnings.
NOTE 5
Earnings per share. The Company’s basic earnings per share was calculated by dividing net earnings by the weighted-average number of shares of Common Stock and Class B Common Stock outstanding during the reporting period.
To calculate diluted earnings per share, the number of shares determined above was increased by assuming the issuance of all dilutive shares during the same reporting period. The treasury stock method was used to calculate the additional number of shares. The only potentially dilutive effect on earnings per share for the Company relates to its stock option plans. In calculating the effect of the options and determining diluted earnings per share, the weighted-average number of shares used in calculating basic earnings per share was increased by 73,000 and 122,000 for the three months ended September 30, 2006 and 2005, respectively, and 92,000 and 106,000 for the nine months ended September 30, 2006 and 2005, respectively.

Options to purchase 177,000 and 133,000 shares were excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2006, respectively. These options were considered anti-dilutive because the exercise prices of the options were greater than the weighted-average market values of the shares for the periods. Options to purchase 67,000 and 125,000 shares were excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2005, respectively, as these options were considered anti-dilutive.
NOTE 6
Contingent liabilities and commitments. At September 30, 2006, the Company was contingently liable for guarantees of indebtedness owed primarily to banks and others by certain third parties. The guarantees relate primarily to business expansion and expire no later than 2019. At September 30, 2006, the maximum potential future payments on the guarantees amounted to $7,397,000. Management believes that the related underlying assets and available collateral, primarily corporate stock and title plants, would enable the Company to recover amounts paid under the guarantees. The Company believes no provision for losses is needed because no loss is expected on these guarantees. The Company’s accrued liability related to the non-contingent value of third-party guarantees was $319,000 at September 30, 2006.
In the ordinary course of business the Company guarantees the third-party indebtedness of its consolidated subsidiaries. At September 30, 2006, the maximum potential future payments on the guarantees were not more than the notes payable recorded in the condensed consolidated balance sheets. The Company also guarantees the indebtedness related to lease obligations of certain of its consolidated subsidiaries. The maximum future obligations arising from these lease-related guarantees are not more than the Company’s future minimum lease payments. In addition, the Company has unused letters of credit amounting to $3,298,000 related primarily to workers’ compensation coverage.
NOTE 7
Regulatory developments. In September 2006, the California Commissioner of Insurance alleged that some of the Company’s captive reinsurance programs may have constituted improper payments for the placement or referral of title business and is seeking approximately $47 million in fines and penalties from the Company. The Company’s reinsurance is traditional reinsurance applied to residential business, which was authorized by the Department of Housing and Urban Development in its August 1997 and 2004 letters on permissible captive reinsurance in residential transactions covered by RESPA, the Real Estate Settlement and Procedures Act. The Company has filed a notice of defense with the California Department of Insurance requesting an administrative hearing in response to its allegations. The Company believes that it has adequately reserved for this matter and that the likely resolution will not materially affect its consolidated financial condition or results of operations.
Regulators periodically review title insurance premium rates and may seek reductions in the premium rates charged. The rates charged by title insurance underwriters in Texas and Florida, from which the Company derives a material portion of its revenues, are currently under review with proposals to potentially enact premium rate decreases. California rates have been challenged by its Insurance Commissioner. The Company believes that under California law, rates are established competitively. While the Company cannot predict the outcome of these proposals, to the extent that rate decreases are enacted, the Company’s financial condition and results of operations will be adversely affected.

NOTE 8
Segment information. The Company’s two reportable segments are title and real estate information. Selected financial information related to these segments follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEP 30	SEP 30	SEP 30	SEP 30
	2006	2005	2006	2005
	($000 omitted)

Revenues:
Title	621,360	616,682	1,765,758	1,740,408
REI	20,161	22,760	59,915	61,075

	641,521	639,442	1,825,673	1,801,483

Intersegment revenues:
Title	254	175	945	725
REI	900	962	2,838	2,499

	1,154	1,137	3,783	3,224

Depreciation and amortization:
Title	8,854	7,631	24,334	21,750
REI	937	961	2,571	2,892

	9,791	8,592	26,905	24,642

Earnings before taxes and minority interests:
Title	26,973	51,748	63,382	133,833
REI	9	5,402	1,489	9,891

	26,982	57,150	64,871	143,724

	SEP 30	DEC 31
	2006	2005
Identifiable assets:
Title	1,330,219	1,302,949
REI	76,314	58,202

	1,406,533	1,361,151

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s overview. We reported net earnings of $14.2 million for the three months ended September 30, 2006 compared with net earnings of $31.8 million for the same period in 2005. On a diluted per share basis, net earnings were $0.77 for the third quarter of 2006 compared with net earnings of $1.74 for the third quarter of 2005. Revenues for the quarter increased 0.3% to $641.5 million from $639.4 million for the same period last year.
The increase in revenues in the third quarter of 2006 from the same period in 2005 was due to revenues from new agencies, the impact of acquisitions and strong growth in commercial transactions, offset by a decline in revenues and transactions handled by direct operations. The decrease in revenues from direct operations resulted from a reduction in residential closings due to a higher interest rate environment that has significantly impacted certain major markets of the country. Mortgage interest rates averaged 6.6% in the third quarter of 2006 compared with 5.8% in the third quarter of 2005. Acquisitions increased revenues by $12.1 million for the quarter.

Profits for the third quarter of 2006 compared with the third quarter of 2005 were reduced primarily due to a higher complement of lower-margin agency business compared to direct operations and higher other operating costs. Other operating costs increased primarily due to expenses associated with new offices, increased technology development for higher productivity and security costs to comply with both privacy laws and Sarbanes-Oxley. We are continually monitoring changes in transaction volume and have reduced staff levels accordingly, while continuing with our goal to provide superior customer service and gain market share. Excluding the effect of increases from new locations, our workforce was reduced by approximately 650 employees, or 6.4%, since September 30, 2005. A significant number of these staff reductions occurred during the third quarter and, as such, the corresponding reduction in employee costs will be realized in the fourth quarter of 2006.
Critical accounting estimates. Actual results can differ from the accounting estimates we report. However, we believe there is no material risk of a change in our estimates that is likely to have a material impact on our reported financial condition and results of operations for the three and nine months ended September 30, 2006 and 2005.
Title loss reserves
Our most critical accounting estimate is providing for title loss reserves. Our liability for estimated title losses at September 30, 2006 comprises both known claims ($69.2 million) and claims expected to be reported in the future ($300.2 million). The amount of the reserve represents the aggregate future payments (net of recoveries) that we expect to incur on policy and escrow losses and in costs to settle claims.
We base our estimates on reported claims, historical loss experience, title industry averages and the current legal and economic environment. In making estimates, we use moving-average ratios of recent actual policy loss payment experience (net of recoveries) to premium revenues.
Provisions for title losses, as a percentage of title operating revenues, were 5.7% and 4.9% for the nine months ended September 30, 2006 and 2005, respectively. Actual loss payment experience, including the impact of large losses, is the primary reason for increases or decreases in our loss provision. A change of 0.5% in this percentage, a reasonably likely scenario based on historical loss experience, would have changed the provision for title losses and pretax earnings by approximately $8.7 million for the nine months ended September 30, 2006.
Estimating future loss payments is difficult and our assumptions are subject to change. Claims, by their very nature, are complex and involve uncertainties as to the dollar amount and timing of individual payments. Our experience has been that most policy claims and claim payments are made in the first six years after the policy has been issued, although claims are incurred and paid many years later.
We have consistently followed the same basic method of estimating loss payments for more than ten years. Independent consulting actuaries have reviewed our title loss reserves and found them to be adequate at each year end for more than ten years.
Goodwill and other long-lived assets
Based on our evaluation of goodwill as of June 30, which is completed annually in the third quarter, and events that may indicate impairment of the value of title plants and other long-lived assets, we estimate and expense to current operations any loss in value. The process of determining impairment relies on projections of future cash flows, operating results and market conditions. Uncertainties exist in these projections and bear the risk of change related to factors such as interest rates and overall real estate markets. Actual market conditions and operating results may vary materially from our projections. There were no impairment write-offs of goodwill during the nine months ended September 30, 2006 and 2005. We use independent appraisers to assist us in determining the fair value of our reporting units and assessing whether an impairment of goodwill exists.

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
Our accruals for unreported policies from agencies were not material to our total assets or stockholders’ equity for either of the nine months ended September 30, 2006 or 2005. The differences between the amounts our agencies have subsequently reported to us compared to our estimated accruals are substantially offset by any differences arising from the prior year’s accrual and have been immaterial to stockholders’ equity during each of the three prior years. We believe our process provides the most reliable estimation of the unreported revenues on policies and appropriately reflects the trends in agency policy activity.
Operations. Our business has two main segments: title insurance-related services and real estate information (REI). These segments are closely related due to the nature of their operations and common customers.
Our primary business is title insurance and settlement-related services. We close transactions and issue title policies on homes, commercial properties and other real properties located in all 50 states, the District of Columbia and a number of international markets through more than 9,500 policy-issuing offices and agencies. We also provide post-closing lender services, mortgage default management solutions, automated county clerk land records, property ownership mapping, geographic information systems, property information reports, flood certificates, document preparation, background checks and expertise in tax-deferred exchanges. Our current level of international operations is immaterial with respect to our consolidated financial results.
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
Regulatory developments. In September 2006, the California Commissioner of Insurance alleged that some of our captive reinsurance programs may have constituted improper payments for the placement or referral of title business and is seeking approximately $47 million in fines and penalties from us. Stewart’s reinsurance is traditional reinsurance applied to residential business, which was authorized by the Department of Housing and Urban Development in its August 1997 and 2004 letters on permissible captive reinsurance in residential transactions covered by RESPA, the Real Estate Settlement and Procedures Act. We have filed a notice of defense with the California Department of Insurance requesting an administrative hearing in response to its allegations. We believe that we have adequately reserved for this matter and that the likely resolution will not materially affect our consolidated financial condition or results of operations.

Regulators periodically review title insurance premium rates and may seek reductions in the premium rates charged. The rates charged by title insurance underwriters in Texas and Florida, from which we derive a material portion of our revenues, are currently under review with proposals to potentially enact premium rate decreases. California rates have been challenged by its Insurance Commissioner. We believe that under California law, rates are established competitively. While we cannot predict the outcome of these proposals, to the extent that rate decreases are enacted, our financial condition and results of operations will be adversely affected.
RESULTS OF OPERATIONS
A comparison of our results of operations for the three and nine months ended September 30, 2006 with the three and nine months ended September 30, 2005 follows. Factors contributing to fluctuations in results of operations are presented in their order of monetary significance. We have quantified, when necessary, significant changes.
NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2005
Operating environment. Published industry data show interest rates for 30-year fixed-rate mortgages, excluding points, for the nine months ended September 30, 2006 averaged 6.5% compared with 5.8% for the same period in 2005. Average mortgage interest rates have increased from a low of 5.6% in early 2005 to a high of 6.8% in July 2006 and were 6.4% in September 2006.
Sales of existing homes decreased 6.9% for the first eight months of 2006 (latest available data) compared with the same period in 2005, and new home sales declined 15.7% over the same comparison period. September 2006 existing home sales were at a seasonally adjusted annual rate of 6.2 million units versus 7.2 million units one year earlier. One-to-four family residential lending declined from an estimated $2.3 trillion in the first nine months of 2005 to $1.9 trillion in the first nine months of 2006. The decline in lending volume was primarily a result of a lower ratio of refinance activity resulting from a higher interest rate environment and reduced sales of both new and existing homes. Refinance activity declined from 49.3% of lending volume in the first nine months of 2005 to 39.8% in the first nine months of 2006. Refinance premium rates typically are 60% of the title premium revenue of a similarly priced sales transaction. When refinance activity declines, average revenue per transaction increases.
Our order levels declined 16.8% in the first nine months of 2006 compared with the first nine months of 2005 largely because of the increase in interest rates which reduced home sales. Orders in the month of September 2006 were down 25.0% from the same month a year ago.
Our statements on sales and loan activity are based on published industry data from sources including Fannie Mae, the Mortgage Bankers Association, the National Association of Realtors® and Freddie Mac. We also use information from our direct operations.
Title revenues. Our revenues from direct operations decreased $13.4 million, or 1.7%, in the first nine months of 2006 compared with the first nine months of 2005. Acquisitions added revenues of $37.6 million in the first nine months of 2006. Revenues from commercial and other large transactions increased approximately $21.4 million in the first nine months of 2006 over prior-year levels. These increases were more than offset by the impact of a higher interest rate environment that has impacted certain major markets and a reduction in home sales. Revenues decreased in California. This was offset in part by an increase in Texas, including the result of acquisitions made in that state. We also had offsetting increases in revenues from our Canadian operations.
The number of direct closings we handled decreased 16.8% in the first nine months of 2006 compared with the first nine months of 2005. However, the average revenue per closing increased 18.4% in this period primarily due to a lower ratio of refinancing transactions closed by our direct operations compared with the comparable nine months of 2005. This increase in average revenue per closing was also due to an increased proportion of commercial transactions.
Revenues from agencies increased $35.0 million, or 3.7%, in the first nine months of 2006 compared with the first nine months of 2005. The increase was due to new agencies and additional revenues from existing agencies, partially offset by the impact of a higher interest rate environment that has impacted certain major markets, a reduction in home sales and our acquisitions of some agencies that were formerly independent.

Agency business increased in 2006 due in part to new agencies added by us in Florida in 2006 and 2005. Revenues also increased because of the acquisition of a New York title insurance underwriter with agency operations. Decreases in revenues were experienced in California, Nevada and Virginia.
REI revenues. Real estate information services revenues were $59.9 million and $61.1 million during the nine months ended September 30, 2006 and 2005, respectively. The decrease in 2006 resulted primarily from reduced revenues related to post-closing services and electronic mortgage documents. These decreases were offset somewhat by an increase in revenues in our automated mapping services due to an acquisition. For the nine months ended September 30, 2006, revenues and pretax earnings from our tax-deferred property exchange business were negatively impacted due to a shift from taxable income to a higher percentage of tax-exempt income than was earned in the same period in the prior year.
Investments. Investment income increased $4.2 million, or 19.6%, in the first nine months of 2006 compared with the same period of 2005 due to higher yields and increases in average balances invested. Certain investment gains and losses were realized as part of the ongoing management of the investment portfolio for the purpose of improving performance. In the second quarter of 2005, investment and other gains included a pretax gain of $1.9 million realized from the sale of our ownership interest in an equity investee.
Retention by agencies. The amounts retained by agencies, as a percentage of revenues generated by them, were 80.8% and 81.5% in the first nine months of 2006 and 2005, respectively. Amounts retained by title agencies are based on agreements between agencies and our title underwriters. The percentage that amounts retained by agencies bear to agency revenues may vary from period to period because of the geographical mix of agency operations, the volume of title revenues and, in some states, laws or regulations.
Employee costs. Employee costs increased $32.9 million, or 6.4%, in the first nine months of 2006 compared with the first nine months of 2005. The number of persons employed at September 30, 2006 and 2005 was approximately 10,000 and 10,100, respectively. We continually monitor changes in transaction volume and have reduced staff levels by approximately 650 employees, excluding the effect of new offices, since September 30, 2005. We added approximately 500 employees from acquisitions, which represented $17.3 million in employee costs, during this same period. In addition, employee costs were impacted by the competitive market for key employees in California and other states. Health insurance claims and related premiums also increased significantly during the first nine months of 2006 compared with 2005.
In our REI segment, employee costs for the nine months ended September 30, 2006 were comparable to the same period in the prior year.
Other operating expenses. Other operating expenses increased $28.1 million, or 10.4%, in the first nine months of 2006 compared with the same period of 2005. The increase in other operating expenses was partially due to acquisitions, which contributed approximately $9.0 million of the increase. Other 2006 increases included certain REI expenses, technology costs, rent and other occupancy costs, litigation costs and business promotion. Other operating expenses also include search fees, premium taxes, travel, telephone and title plant expenses. Our employee costs and certain other operating expenses are sensitive to inflation.
Title losses. Provisions for title losses, as a percentage of title operating revenues, were 5.7% in the first nine months of 2006 compared with 4.9% in the first nine months of 2005. An increase in loss payment experience for the prior policy years resulted in an increase in our loss ratio in the first nine months of 2006 compared with the first nine months of 2005. An addition to title loss reserves of $4.9 million in the second quarter of 2006 related to defalcations at two independent title agencies also contributed to the increase in our title loss ratio in the current year.
Income taxes. Our effective tax rates, based on earnings before taxes and after deducting minority interests ($50.9 million and $129.7 million for the nine months ended September 30, 2006 and 2005, respectively), were 36.2% and 38.6% for the first nine months of 2006 and 2005, respectively. For the nine months ended September 30, 2006, our effective tax rate was positively impacted primarily by a higher ratio of tax-exempt income to earnings before taxes and after deducting minority interests than in the same period of the prior year. The annual effective tax rate for 2005 was 39.0%.

THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2005
Operating environment. Published industry data show interest rates for 30-year fixed-rate mortgages, excluding points, for the three months ended September 30, 2006 averaged 6.6% compared with 5.8% for the same period in 2005. Average mortgage interest rates have increased from a low of 5.7% in July 2005 to a high of 6.8% in July 2006 and were 6.4% in September 2006.
Sales of existing homes decreased 12.9% on an annualized basis in the third quarter of 2006 compared with the same period in 2005, and new home sales declined 20.4% over the same comparison period. One-to-four family residential lending declined from an estimated $883.9 billion in the third quarter of 2005 to $612.1 billion in the third quarter of 2006. The decline in lending volume was primarily a result of a lower ratio of refinance activity resulting from a higher interest rate environment and reduced sales of both new and existing homes. Refinance activity declined from 50.3% of lending volume in the third quarter of 2005 to 34.6% in the third quarter of 2006. Refinance premium rates typically are 60% of the title premium revenue of a similarly priced sales transaction. When refinance activity declines, average revenue per transaction increases.
Our order levels declined 23.2% in the third quarter of 2006 compared with the third quarter of 2005 largely because of the increase in interest rates which reduced home sales.
Our statements on sales and loan activity are based on published industry data from sources including Fannie Mae, the Mortgage Bankers Association, the National Association of Realtors® and Freddie Mac. We also use information from our direct operations.
Title revenues. Our revenues from direct operations decreased $25.0 million, or 8.7%, in the third quarter of 2006 compared with the third quarter of 2005. Acquisitions added revenues of $12.1 million in the third quarter of 2006. Revenues from commercial and other large transactions increased approximately $8.9 million in the third quarter of 2006 over prior-year levels. These increases were more than offset by the impact of a higher interest rate environment that has impacted certain major markets and a reduction in home sales. Revenues decreased in California and Florida. This was offset in part by an increase in Texas, including the result of acquisitions made in that state. We also had offsetting increases in revenues from our Canadian operations.
The number of direct closings we handled decreased 24.9% in the third quarter of 2006 compared with the third quarter of 2005. However, the average revenue per closing increased 22.3% in the third quarter of 2006 primarily due to a lower ratio of refinancing transactions closed by our direct operations compared with the same period in 2005. The increase in 2006 in average revenue per closing was also due to an increased proportion of commercial transactions.
Revenues from agencies increased $28.3 million, or 8.8%, in the third quarter of 2006 compared with the third quarter of 2005. The increase was due to new agencies and additional revenues from existing agencies, partially offset by the impact of a higher interest rate environment that has impacted certain major markets and a reduction in home sales.
Agency business increased during the three months ended September 30, 2006 due in part to new agencies added by us in Texas and Florida in 2006 and 2005. Revenues also increased because of the acquisition of a New York title insurance underwriter with agency operations. Decreases in revenues were experienced in Nevada and California.
REI revenues. Real estate information services revenues were $20.2 million and $22.8 million in the third quarters of 2006 and 2005, respectively. The decrease in 2006 resulted primarily from reduced revenues related to post-closing services and electronic mortgage documents, partially offset by an increase in automated mapping services due to an acquisition. For the three months ended September 30, 2006, revenues and pretax earnings from our tax-deferred property exchange business were reduced due to a shift from taxable income to a higher percentage of tax-exempt income than was earned in the same period in the prior year.
Investments. Investment income increased $0.7 million, or 9.2%, in the third quarter of 2006 compared with the third quarter of 2005 due to higher yields and increases in average balances invested. Certain investment gains and losses were realized as part of the ongoing management of the investment portfolio for the purpose of improving performance.

Retention by agencies. The amount retained by agencies, as a percentage of revenues generated by them, was 81.0% in each of the third quarters of 2006 and 2005. Amounts retained by title agencies are based on agreements between agencies and our title underwriters. The percentage that amounts retained by agencies bear to agency revenues may vary from period to period because of the geographical mix of agency operations, the volume of title revenues and, in some states, laws or regulations.
Employee costs. Employee costs decreased $0.4 million, or 0.2%, in the three months ended September 30, 2006 compared with the three months ended September 30, 2005. We continually monitor changes in transaction volume and have reduced staff levels by approximately 300 employees, excluding the effect of new offices, during the three months ended September 30, 2006. We added approximately 500 employees from acquisitions, which represented $5.4 million in employee costs during the three months ended September 30, 2006.
Other operating expenses. Other operating expenses increased $3.8 million, or 3.9%, in the third quarter of 2006 compared with the same quarter of 2005. The increase in other operating expenses was partially due to acquisitions, which contributed approximately $2.6 million of the increase. Other third quarter 2006 increases included rent and other occupancy costs, certain REI expenses, business promotion and technology costs. Other operating expenses also include search fees, premium taxes, supplies, delivery expenses and insurance. Our employee costs and certain other operating expenses are sensitive to inflation.
Title losses. Provisions for title losses, as a percentage of title operating revenues, were 5.8% in the third quarter of 2006 compared with 5.2% in the third quarter of 2005. An increase in loss payment experience for the prior policy years resulted in an increase in our loss ratio in the third quarter of 2006 compared with the third quarter of 2005.
Income taxes. Our effective tax rates, based on earnings before taxes and after deducting minority interests ($22.1 million and $51.7 million for the three months ended September 30, 2006 and 2005, respectively), were 35.9% and 38.5% for the third quarters of 2006 and 2005, respectively. For the three months ended September 30, 2006, our effective tax rate was positively impacted primarily by a higher ratio of tax-exempt income to earnings before taxes and after deducting minority interests than in the same period of the prior year.

Liquidity. Cash provided by operations was $55.1 million and $133.3 million for the first nine months of 2006 and 2005, respectively. Cash provided by operations was reduced due to decreases in earnings, accounts and taxes payable and accrued liabilities and an increase in title loss payments. Cash flow from operations has been the primary source of financing for additions to property and equipment, expanding operations, dividends to stockholders and other requirements. This source is supplemented by bank borrowings, typically in connection with acquisitions.
The most significant non-operating source of cash was from proceeds of investments matured and sold in the amounts of $338.8 million and $395.6 million in the first nine months of 2006 and 2005, respectively. We used cash for the purchases of investments in the amounts of $315.3 million and $477.8 million in the first nine months of 2006 and 2005, respectively.
Unrealized gains and losses on investments, net of taxes, are reported in accumulated other comprehensive earnings, a component of stockholders’ equity, until realized. For the nine months ended September 30, 2006, unrealized investment gains increased comprehensive earnings by $0.4 million, net of taxes. During the first six months of 2006, unrealized investment losses reduced comprehensive earnings by $6.5 million, net of taxes. These unrealized investment losses were primarily related to changes in bond values caused by interest rate increases. The increase in comprehensive income related to unrealized investment gains during the quarter ended September 30, 2006 was primarily related to changes in bond values caused by interest rate decreases.
During the first nine months of 2006 and 2005, acquisitions resulted in additions to goodwill of $32.9 million and $25.8 million, respectively.
A substantial majority of our consolidated cash and investments at September 30, 2006 was held by Stewart Title Guaranty Company (Guaranty) and its subsidiaries. The use and investment of these funds, dividends to the Company, and cash transfers between Guaranty and its subsidiaries and the Company are subject to certain legal restrictions. See Notes 2 and 3 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005.

Our liquidity at September 30, 2006, excluding Guaranty and its subsidiaries, was comprised of cash and investments aggregating $54.7 million and short-term liabilities of $2.3 million. We know of no commitments or uncertainties that are likely to materially affect our ability to fund cash needs.
Loss reserves. Our loss reserves are fully funded, segregated and invested in high-quality securities and short-term investments. This is required by the insurance regulators of the states in which our underwriters are domiciled. At September 30, 2006, these investments aggregated $446.1 million and our estimated title loss reserves were $369.4 million.
Historically, our operating cash flow has been sufficient to pay all title policy losses incurred. Combining our expected annual cash flow provided by operations with investments maturing in less than one year, we do not expect future loss payments to create a liquidity problem for us. Beyond providing funds for loss payments, we manage the maturities of our investment portfolio to provide safety of capital, improve earnings and mitigate interest rate risks.
Capital resources. We consider our capital resources to be adequate. We expect external capital resources will be available, if needed, because of our low debt-to-equity ratio. Notes payable were $94.6 million and stockholders’ equity was $803.8 million at September 30, 2006. We are not aware of any trends, either favorable or unfavorable, that would materially affect notes payable or stockholders’ equity. We do not expect any material changes in the cost of such resources. Significant acquisitions in the future could materially affect the notes payable or stockholders’ equity balances.
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
Item 4. Controls and Procedures
Our principal executive officers and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2006 have concluded that, as of such date, our disclosure controls and procedures are adequate and effective to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.
There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. As a result, no corrective actions were required or undertaken.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
In September 2006, the California Commissioner of Insurance alleged that some of our captive reinsurance programs may have constituted improper payments for the placement or referral of title business and is seeking approximately $47 million in fines and penalties from us. Stewart’s reinsurance is traditional reinsurance applied to residential business, which was authorized by the Department of Housing and Urban Development in its August 1997 and 2004 letters on permissible captive reinsurance in residential transactions covered by RESPA, the Real Estate Settlement and Procedures Act. We have filed a notice of defense with the California Department of Insurance requesting an administrative hearing in response to its allegations. We believe that we have adequately reserved for this matter and that the likely resolution will not materially affect our consolidated financial condition or results of operations.
We are also subject to routine lawsuits incidental to our business, most of which involve disputed policy claims. In many of these lawsuits, the plaintiff seeks exemplary or treble damages in excess of policy limits based on the alleged malfeasance of an issuing agent. We do not expect that any of these proceedings will have a material adverse effect on our consolidated financial condition. Additionally, we have received various other inquiries from governmental regulators concerning practices in the insurance industry. Many of these practices do not concern title insurance and we do not anticipate that the outcome of these inquiries will materially affect our consolidated financial condition. We, along with the other major title insurance companies, are party to a number of class actions concerning the title insurance industry. We believe that we have adequate reserves for these contingencies and that the likely resolution of these matters will not materially affect our consolidated financial condition.
Regulators periodically review title insurance premium rates and may seek reductions in the premium rates charged. The rates charged by title insurance underwriters in Texas and Florida, from which we derive a material portion of our revenues, are currently under review with proposals to potentially enact premium rate decreases. California rates have been challenged by its Insurance Commissioner. We believe that under California law, rates are established competitively. While we cannot predict the outcome of these proposals, to the extent that rate decreases are enacted, our financial condition and results of operations will be adversely affected.
Item 1A. Risk Factors
There have been no changes during the quarter ended September 30, 2006 to our risk factors as listed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
Item 5. Other Information
We had a book value per share of $44.11 and $42.21 at September 30, 2006 and December 31, 2005, respectively. At September 30, 2006, this measure was based on approximately $803.8 million in stockholders’ equity and 18,223,400 shares outstanding. At December 31, 2005, this measure was based on approximately $766.3 million in stockholders’ equity and 18,154,487 shares outstanding.
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
November 3, 2006
           Date

Stewart Information Services Corporation
Registrant
By:	/s/ Max Crisp
Max Crisp, Executive Vice President and
Chief Financial Officer, Secretary-Treasurer, Director and Principal Financial Officer

INDEX TO EXHIBITS
Exhibit

3.1	—	Certificate of Incorporation of the Registrant, as amended March 19, 2001 (incorporated by reference in this report from Exhibit 3.1 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

3.2	—	By-Laws of the Registrant, as amended March 13, 2000 (incorporated by reference in this report from Exhibit 3.2 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

4.1	—	Rights of Common and Class B Common Stockholders (incorporated by reference to Exhibits 3.1 and 3.2 hereto)

31.1*	—	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	—	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3*	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	—	Certification of Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	—	Certification of Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3*	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	—	Details of Investments at September 30, 2006 and December 31, 2005

*	Filed herewith