Form 10-K
period 2006-12-31
STEWART INFORMATION SERVICES CORP
filed 2007-03-01
CIK 94344

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-02658

STEWART INFORMATION SERVICES CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	74-1677330 (I.R.S. Employer Identification No.)

1980 Post Oak Blvd., Houston, Texas (Address of principal executive offices)	77056 (Zip Code)
Registrant’s telephone number, including area code: (713) 625-8100

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $1 par value (Title of each class of stock)	New York Stock Exchange (Name of each exchange on which registered)
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☑                              Accelerated Filer ☐                                Non-Accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the Common Stock (based upon the closing sales price of the Common Stock of Stewart Information Services Corporation, as reported by the NYSE on June 30, 2006) held by non-affiliates of the Registrant was approximately $623,565,718.
At February 20, 2007, the following shares of each of the registrant’s classes of stock were outstanding:

Common, $1 par value	17,181,258
Class B Common, $1 par value	1,050,012
Documents Incorporated by Reference
Portions of the definitive proxy statement (the Proxy Statement), relating to the annual meeting of the registrant’s stockholders to be held April 27, 2007, are incorporated by reference in Part III of this document.

FORM 10-K ANNUAL REPORT
YEAR ENDED DECEMBER 31, 2006
As used in this report, “we”, “us”, “our”, the “Company”, and “Stewart” mean Stewart Information Services Corporation and our subsidiaries, unless the context indicates otherwise.

PART I
Item 1. Business
We are a Delaware corporation formed in 1970. We and our predecessors have been engaged in the title business since 1893.
Stewart is a customer-oriented, technology-driven, strategically competitive, real estate information and transaction management company. Stewart provides title insurance and related information services required for settlement of residential and commercial transactions by the real estate and mortgage industries through more than 9,500 policy-issuing offices and agencies in the United States and international markets. Stewart also provides post-closing lender services, automated county clerk land records, property ownership mapping, geographic information systems, property information reports, flood certificates, document preparation, background checks and expertise in tax-deferred exchanges.
Our international division delivers products and services protecting and promoting private land ownership worldwide. Currently, our primary international operations are in Canada, the United Kingdom, Mexico and Australia. Our international operations are immaterial with respect to our consolidated financial results.
Our two main segments of business are title insurance-related services and real estate information (REI). The segments significantly influence business to each other because of the nature of their operations and their common customers. The financial information related to these segments is discussed in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 20 to our audited consolidated financial statements.
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
Losses. Losses on policies occur when a title defect is not discovered during the examination and settlement process. Reasons for losses include forgeries, misrepresentations, unrecorded liens, the failure to pay off existing liens, mortgage lending fraud, mishandling or defalcation of settlement funds, issuance by title agencies of unauthorized coverage and other legal issues.
Some claimants seek damages in excess of policy limits. Those claims are based on various legal theories usually alleging misrepresentation by an agency. Although we vigorously defend against spurious claims, we have from time to time incurred losses in excess of policy limits.
Experience shows that most policy claims and claim payments are made in the first six years after the policy has been issued, although claims are also incurred and paid many years later. By their nature, claims are often complex, vary greatly in dollar amounts and are affected by economic and market conditions and the legal environment existing at the time of settlement of the claims. Estimating future title loss payments is difficult because of the complex nature of title claims, the length of time over which claims are paid, the significantly varying dollar amounts of individual claims and other factors.
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
Amounts shown as our estimated liability for future loss payments are continually reviewed by us for reasonableness and adjusted as appropriate. Independent actuaries also reviewed the adequacy of the liability amounts on an annual basis and found our reserves adequate at each year end. In accordance with industry practice, these amounts have not been discounted to their present values.
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
Selected information for the national real estate industry follows (2006 figures are preliminary and subject to revision):

	2006	2005	2004

New home sales — in millions	1.06	1.28	1.20
Existing home sales — in millions	6.48	7.08	6.78
Existing home sales — median sales price in $ thousands	222.0	219.6	195.4

Customers. The primary sources of title business are attorneys, builders, developers, home buyers, lenders and real estate brokers. No one customer was responsible for as much as 10% of our title operating revenues in any of the last three years. Titles insured include residential and commercial properties, undeveloped acreage, farms, ranches and water rights.
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
Market share. Title insurance statistics are compiled quarterly by the title industry’s national trade association. Based on 2006 unconsolidated statutory net premiums written through September 30, 2006, Guaranty is one of the leading title insurers in the United States.
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
Title revenues by state. The approximate amounts and percentages of consolidated title operating revenues for the last three years were:

	Amounts ($ millions)			Percentages
	2006	2005	2004	2006	2005	2004

Texas	321	292	269	14	13	13
California	317	367	353	13	16	17
Florida	280	245	175	12	11	8
New York	180	159	154	8	7	7
All others	1,253	1,251	1,131	53	53	55

	2,351	2,314	2,082	100	100	100

Regulations. Title insurance companies are subject to comprehensive state regulations covering premium rates, agency licensing, policy forms, trade practices, reserve requirements, investments and the transfer of funds between an insurer and its parent or its subsidiaries and any similar related party transactions. Kickbacks and similar practices are prohibited by most state and federal laws.

Real Estate Information
The real estate information segment primarily provides electronic delivery of data, products and services related to real estate. Stewart Lender Services (SLS), formerly Stewart Mortgage Information Company, is one of the companies in the REI segment that offers origination and post-closing services to residential mortgage lenders. These services include providing flood certificates, credit reports, traditional and automated property valuations, initial loan disclosures and electronic mortgage documents, property information reports and tax services. SLS also offers post-closing outsourcing services for lenders, including document review, investor delivery, FHA/VA insuring, document retrieval, preparation and national recordation of assignments, lien releases and security interests, collateral reviews and loan pool certifications. In addition, other companies within the real estate information segment provide diverse products and services related to automated mapping projects and geodetic positioning; real estate database conversion, construction, maintenance and access; automation for government recording and registration; criminal, credit and motor vehicle background checks and pre-employment screening services; and Internal Revenue Code Section 1031 (Section 1031) tax-deferred property exchanges.
The introduction of automation tools for title agencies is an important part of the future growth of the REI companies. Web-based search and examination tools developed by Ultima Corporation and PropertyInfo® Corp. are designed to increase the processing speed of title examinations by connecting all aspects of the title examination process to proprietary title plant databases and directly to public record data sources. Accessible through www.PropertyInfo.com, a title examiner can utilize Advanced Search Analysis and TitleSearch® Pro (formerly SearchManager) for the search, examination and production of title reports, thus eliminating the steps and inefficiencies associated with traditional courthouse searches. As a result of our purchase of certain assets of CST Title Abstract, LLC, Advanced Title Search (ATS) is now offered via www.PropertyInfo.com. ATS provides broader access to data available directly from public records in a growing number of counties nationwide. In January 2007, Stewart REI Group sold its aerial photography and mapping businesses, GlobeXplorer® and AirPhotoUSA® to DigitalGlobe® and entered into agreements with these companies to continue to provide spatial and digital imagery through www.PropertyInfo.com.
Factors affecting revenues. As in the title segment, REI revenues, particularly those generated by lender services and tax-deferred exchanges, are closely related to the level of activity in the real estate market. Revenues related to many services are generated on a project basis. Contracts for automating government recording and registration systems and mapping projects are often awarded following competitive bidding processes or after responding to formal requests for proposals.
Companies that compete with Stewart’s REI companies vary across a wide range of industries. In the mortgage-related products and services area, competitors include the major title insurance underwriters mentioned under “Title — Market share”, as well as entities known as vendor management companies. In some cases the competitor may be the customer itself. For example, certain services offered by SLS can be, or historically have been, performed by internal departments of large mortgage lenders.
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
Customers. Customers for Stewart’s REI products and services include mortgage lenders and servicers, mortgage brokers, government entities, commercial and residential real estate agents, land developers, builders, title insurance agencies, and others interested in obtaining property information (including data, images and aerial maps) that assist with the purchase, sale and closing of real estate transactions and mortgage loans. Other customers include accountants, attorneys, investors and others seeking services for their respective clients in need of qualified intermediary (Section 1031) services and employers seeking information about prospective employees. No one customer was responsible for as much as 10% of our REI operating revenues in any of the last three years.

Many of the services and products offered by our REI segment are used by professionals and intermediaries who have been retained to assist consumers with the sale, purchase, mortgage, transfer, recording and servicing of real estate-related transactions. To that end, timely and accurate services are critical to our customers since these factors directly affect the service they provide to their customers. Financial strength, marketplace presence and reputation as a technology innovator are important factors in attracting new business.
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
We have deployed SureClose®, our transaction management platform, which gives consumers online access to their closing file for more transparency of the transaction during the closing process. SureClose also gives lenders, real estate professionals and settlement service providers the ability to monitor the progress of the transaction; view, print, exchange and download documents and information; and post and receive messages and receive automatic event notifications. Enhancing the seamless flow of the title order, SureClose is also integrated with Stewart’s AIM® title production system. The final commitment, as well as all other closing documents, is archived on SureClose to create a paperless office.
Our platform for electronic real estate closings, eClosingRoomTM, was the industry’s first e-closing system and is integrated with our SureClose production system. In addition, we are implementing systems that further automate the title searches through rules-based processes.
Trademarks. We have developed numerous automation products and processes that are crucial to both our title and REI segments. These systems automate most facets of the real estate transaction. Among these trademarked products and processes are AIM®, eMortgageDocs®, E-Title®, FileStor®, PropertyInfo®, Re-Source®, SureClose®, TitleLogix® and Virtual Underwriter®. We consider these trademarks, which are perpetual in duration, to be important to our business.
Employees. As of December 31, 2006, we and our subsidiaries employed approximately 9,900 people. We consider our relationship with our employees to be good.
Available information. We file annual, quarterly and other reports and information with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934 (Exchange Act). You may read and copy any material that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain additional information about the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and other information statements, and other information regarding issuers that file electronically with the SEC, including us.
We also make available, free of charge on or through our Internet site (www.stewart.com) our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Code of Ethics and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Item 1A. Risk Factors
You should consider the following risk factors, as well as the other information presented in this report and our other filings with the SEC, in evaluating our business and any investment in our company. These risks could materially and adversely affect our business, financial condition and results of operations. In that event, the trading price of our Common Stock could decline materially.
If adverse changes in the levels of real estate activity occur, our revenues will decline.
Our results of operations and financial condition are affected by changes in economic conditions, particularly mortgage interest rates. Our revenues and earnings have fluctuated in the past and we expect them to fluctuate in the future.
The demand for our title insurance and real estate information services depends in large part on the volume of residential and commercial real estate transactions. The volume of these transactions historically has been influenced by factors such as mortgage interest rates and the overall state of the economy. Typically, when interest rates are increasing or when the economy is experiencing a downturn, real estate activity declines. As a result, the title insurance industry tends to experience decreased revenues and earnings. Increases in interest rates also may have an adverse impact on our bond portfolio and interest on our bank debt.
We have benefited from a low mortgage interest rate environment and an increase in home prices in recent years. A reversal of these trends could adversely affect our revenues and earnings absent increases in market share, which cannot be assured.
Competition in the title insurance industry affects our revenues.
Competition in the title insurance industry is strong, particularly with respect to price, service and expertise. Larger commercial customers and mortgage originators also look to the size and financial strength of the title insurer. Although we are one of the leading title insurance underwriters based on market share, Fidelity National Financial, Inc., The First American Corporation and LandAmerica Financial Group, Inc. are each substantially larger than we are. Their holding companies have significantly greater capital than we do. Although we are not aware of any current initiatives to reduce regulatory barriers to entering our industry, any such reduction could result in new competitors, including financial institutions, entering the title insurance business. Competition among the major title insurance companies and any new entrants could lower our premium and fee revenues. From time to time, new entrants enter the marketplace with alternative products to traditional title insurance, although many of these alternative products have been disallowed by title insurance regulators. These alternative products, if permitted by regulators, could adversely affect our revenues and earnings.
Rapid technological changes in our industry require timely and cost-effective responses. Our earnings may be adversely affected if we are unable to effectively use technology to increase productivity.
Technological advances occur rapidly in the title insurance industry as industry standards evolve and title insurers frequently introduce new products and services. We believe that our future success depends on our ability to anticipate technological changes and to offer products and services that meet evolving standards on a timely and cost-effective basis. Successful implementation and customer acceptance of our technology-based services, such as SureClose, will be crucial to our future profitability, as will increasing our productivity to recover our costs of developing these services. There is a risk that products and services introduced by our competitors, or advances in technology, could reduce the usefulness of our products and render them obsolete.

Our claims experience may require us to increase our provision for title losses or to record additional reserves, either of which could adversely affect our earnings.
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
We are a holding company and our principal assets are the securities of our insurance underwriting subsidiaries. Because of this structure, we depend primarily on receiving sufficient dividends from our insurance subsidiaries to meet our debt service obligations, to pay our operating expenses and to pay dividends. The insurance statutes and regulations of some states require us to maintain a minimum amount of statutory capital and restrict the amount of dividends that our insurance subsidiaries may pay to us. Guaranty is a wholly owned subsidiary of Stewart and the principal source of our cash flow. In this regard, the ability of Guaranty to pay dividends to us is dependent on the acknowledgement of the Texas Insurance Commissioner. As of December 31, 2006, under Texas insurance law, Guaranty could pay dividends or make distributions of up to $101.7 million in 2007 without approval of the Texas Insurance Commissioner. However, Guaranty voluntarily restricts dividends to us so that it can grow its statutory surplus and maintain liquidity at competitive levels. A title insurer’s ability to pay claims can significantly affect the decision of lenders and other customers when buying a policy from a particular insurer. These restrictions could limit our ability to fund our acquisition program with cash and to fulfill other cash needs.

Our insurance subsidiaries must comply with extensive government regulations. These regulations could adversely affect our ability to increase our revenues and operating results.
Authorities regulate our insurance subsidiaries in the various states and international jurisdictions in which we do business. These regulations generally are intended for the protection of policyholders rather than stockholders. The nature and extent of these regulations vary from jurisdiction to jurisdiction, but typically involve:
•	approval or setting of insurance premium rates;

•	standards of solvency and minimum amounts of statutory capital and surplus that must be maintained;

•	limitations on types and amounts of investments;

•	establishing reserves, including statutory premium reserves, for losses and loss adjustment expenses;

•	regulation of dividend payments and other transactions among affiliates;

•	prior approval for the acquisition and control of an insurance company or of any company controlling an insurance company;

•	licensing of insurers and agencies;

•	regulation of reinsurance;

•	restrictions on the size of risks that may be insured by a single company;

•	regulation of underwriting and marketing practices;

•	deposits of securities for the benefit of policyholders;

•	approval of policy forms;

•	methods of accounting; and

•	filing of annual and other reports with respect to financial condition and other matters.
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
We are periodically involved in litigation arising in the ordinary course of business. In addition, we are currently, and have been in the past, subject to claims and litigation from large classes of claimants seeking substantial damages not arising in the ordinary course of business. Material pending legal proceedings, if any, not in the ordinary course of business, are disclosed in Item 3 — Legal Proceedings included elsewhere in this report. To date, the impact of the outcome of these proceedings has not been material to our consolidated financial condition or results of operations. However, an unfavorable outcome in any litigation, claim or investigation against us could have an adverse effect on our consolidated financial condition or results of operations.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We lease approximately 271,000 square feet, under a non-cancelable lease expiring in 2016, in an office building in Houston, Texas, which is used for our corporate offices and for offices of several of our subsidiaries. In addition, we lease offices at approximately 800 additional locations that are used for branch offices, regional headquarters and technology centers. These additional locations include significant leased facilities in Dallas, Los Angeles, New York City, San Jose, Seattle and Toronto.
Our leases expire from 2007 to 2016 and have an average term of four years, although our typical lease term ranges from three to five years. We believe we will not have any difficulty obtaining renewals of leases as they expire or, alternatively, leasing comparable properties. The aggregate annual rent expense under all leases was approximately $66.1 million in 2006.
We also own seven office buildings located in Texas, Arizona, Colorado and New York. These owned properties are not material to our financial condition. We consider all buildings and equipment that we own or lease to be well maintained, adequately insured and generally sufficient for our purposes.
Item 3. Legal Proceedings
In September 2006, the California Commissioner of Insurance alleged that some of our captive reinsurance programs may have constituted improper payments for the placement or referral of title business and is seeking approximately $47 million in fines and penalties from us. Stewart believes that its reinsurance is traditional reinsurance applied to residential business, which was authorized by the Department of Housing and Urban Development in its August 1997 and 2004 letters on permissible captive reinsurance in residential transactions covered by the Real Estate Settlement and Procedures Act (RESPA). We have filed a notice of defense with the California Department of Insurance requesting an administrative hearing in response to its allegations. We believe that we have adequately reserved for this allegation and that the likely resolution will not materially affect our consolidated financial condition or results of operations.
We are also subject to routine lawsuits incidental to our business, most of which involve disputed policy claims. In many of these lawsuits, the plaintiff seeks exemplary or treble damages in excess of policy limits based on the alleged malfeasance of an issuing agent. We do not expect that any of these proceedings will have a material adverse effect on our consolidated financial condition or results of operations. Additionally, we have received various other inquiries from governmental regulators concerning practices in the insurance industry. Many of these practices do not concern title insurance and we do not anticipate that the outcome of these inquiries will materially affect our consolidated financial condition or results of operations. We, along with the other major title insurance companies, are party to a number of class actions concerning the title insurance industry. We believe that we have adequate reserves for these contingencies and that the likely resolution of these matters will not materially affect our consolidated financial condition or results of operations.

Regulators periodically review title insurance premium rates and may seek reductions in the premium rates charged. In late 2006, the Texas Department of Insurance reduced rates by 3.2% effective February 1, 2007. The effect of this rate change is not expected to have a material impact on our consolidated financial condition or results of operations.
The rates charged by title insurance underwriters in Florida, from which we derive a significant portion of our revenues, are currently under review with proposals to enact premium rate decreases. The California Insurance Commissioner filed a rate reduction order that would have reduced title insurance rates in California by 26% commencing in 2009. On February 21, 2007, this rate reduction order was rejected by the California Office of Administrative Law. California’s Insurance Commissioner has announced plans to submit a revised rate reduction proposal in the future. We believe that California law requires rates to be established competitively and not by administrative order. We cannot predict the outcome of these proposals and, to the extent that rate decreases are enacted in the future, our financial condition and results of operations could be materially adversely affected.
Item 4. Submission of Matters to a Vote of Security Holders
None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our Common Stock is listed on the New York Stock Exchange (NYSE) under the symbol “STC”. The following table sets forth the high and low sales prices of our Common Stock for each fiscal period indicated, as reported by the NYSE.

	High	Low

2006:
First quarter	$54.85	$44.77
Second quarter	47.85	36.16
Third quarter	36.90	32.87
Fourth quarter	44.15	34.33

2005:
First quarter	$42.98	$34.70
Second quarter	42.64	34.71
Third quarter	51.99	41.40
Fourth quarter	53.01	45.38

As of February 14, 2007, the number of stockholders of record was 5,428 and the price of one share of our Common Stock was $43.30.
The Board of Directors declared annual cash dividends of $0.75, $0.75 and $0.46 per share payable December 21, 2006 and December 20, 2005 and 2004, respectively, to Common stockholders of record on December 6, 2006, 2005 and 2004. Our certificate of incorporation provides that no cash dividends may be paid on the Class B Common Stock.
We had a book value per share of $44.00 and $42.21 at December 31, 2006 and 2005, respectively. At December 31, 2006, this measure was based on approximately $802.3 million in stockholders’ equity and 18,231,270 shares of Common and Class B Common Stock outstanding. At December 31, 2005, this measure was based on approximately $766.3 million in stockholders’ equity and 18,154,487 shares of Common and Class B Common Stock outstanding.

Performance graph
The following graph compares the yearly percentage change in our cumulative total stockholder return on Common Stock with the cumulative total return of the Russell 2000 Index and the Russell 2000 Financial Services Sector Index, which includes us and our major publicly-owned competitors, for the five years ended December 31, 2006. The graph assumes that the value of the investment in our Common Stock and each index was $100 at December 31, 2001 and that all dividends were reinvested.

	2001	2002	2003	2004	2005	2006

Stewart	100.00	108.30	207.65	215.63	255.86	231.89
Russell 2000	100.00	79.52	117.12	138.67	145.09	171.85
Russell 2000 Financial Services Sector	100.00	103.47	144.69	175.22	179.08	213.91

Item 6. Selected Financial Data
The following table sets forth our selected consolidated financial data, which were derived from our consolidated financial statements and should be read in conjunction with our audited consolidated financial statements, including the Notes thereto, beginning on page F-1 of this Report. See also Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	2006	2005	2004	2003	2002	2001	2000	1999	1998	1997

(In millions of dollars)

Total revenues	2,471.5	2,430.6	2,176.3	2,239.0	1,777.9	1,271.6	935.5	1,071.3	968.8	708.9

Title segment:
Operating revenues	2,350.7	2,314.0	2,081.8	2,138.2	1,683.1	1,187.5	865.6	993.7	899.7	657.3
Investment income	34.9	29.1	22.5	19.8	20.7	19.9	19.1	18.2	18.5	15.9
Investment gains	4.7	5.0	3.1	2.3	3.0	.4	0	.3	.2	.4
Total revenues	2,390.3	2,348.1	2,107.4	2,160.3	1,706.8	1,207.8	884.7	1,012.2	918.4	673.6
Pretax earnings(1)	83.2	154.4	143.1	200.7	153.8	82.5	10.7	48.3	78.2	31.6

REI segment:
Revenues	81.2	82.5	68.9	78.7	71.1	63.8	50.8	59.0	50.4	35.3
Pretax earnings (losses)(1)	1.3	10.6	3.6	12.3	9.0	5.5	(4.5)	3.1	3.2	(5.3)

Title loss provisions	141.6	128.1	100.8	94.8	75.9	51.5	39.0	44.2	39.2	29.8
% title operating revenues	6.0	5.5	4.8	4.4	4.5	4.3	4.5	4.4	4.4	4.5

Pretax earnings(1)	84.5	165.0	146.7	213.0	162.8	88.0	6.2	51.4	81.4	26.3
Net earnings	43.3	88.8	82.5	123.8	94.5	48.7	.6	28.4	47.0	15.3
Cash provided by operations	99.7	173.5	170.4	190.1	162.6	108.2	31.9	57.9	86.5	36.0

Total assets	1,458.2	1,361.2	1,193.4	1,031.9	844.0	677.9	563.4	535.7	498.5	417.7
Long-term debt	92.5	70.4	39.9	17.3	7.4	7.0	15.4	6.0	8.9	11.4
Stockholders’ equity	802.3	766.3	697.3	621.4	493.6	394.5	295.1	284.9	260.4	209.5

Per share data(2)

Average shares – diluted (millions)	18.3	18.2	18.2	18.0	17.8	16.3	15.0	14.6	14.2	13.8

Net earnings – basic	2.37	4.89	4.56	6.93	5.33	3.01	.04	1.96	3.37	1.12
Net earnings – diluted	2.36	4.86	4.53	6.88	5.30	2.98	.04	1.95	3.32	1.11

Cash dividends	.75	.75	.46	.46	—	—	—	.16	.14	.13

Stockholders’ equity	44.00	42.21	38.48	34.47	27.84	22.16	19.61	19.39	18.43	15.17

Market price:
High	54.85	53.01	47.60	41.45	22.50	22.25	22.31	31.38	33.88	14.63
Low	32.87	34.70	31.14	20.76	15.05	15.80	12.25	10.25	14.25	9.38
Year end	43.36	48.67	41.65	40.55	21.39	19.75	22.19	13.31	29.00	14.50

(1)	Pretax earnings before minority interests.

(2)	Restated for a two-for-one stock split in May 1999, effected as a stock dividend.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s overview. We reported net earnings of $43.3 million for the year ended December 31, 2006 compared with net earnings of $88.8 million for the year 2005. On a diluted per share basis, net earnings were $2.36 for the year 2006 compared with net earnings of $4.86 for the year 2005. Revenues for the year increased 1.7% to $2.47 billion from $2.43 billion in 2005.
Our increase in revenues for the year 2006 compared with the year 2005 was primarily due to acquisitions, revenues from new agencies, continued growth in revenues from commercial transactions and an increase in international operations. The increase in revenues was substantially offset by a decline in transaction volume handled by our direct operations in certain major markets of the country. The decline was due to a softening real estate market resulting primarily from a higher interest rate environment.
We continue to incur significant other operating expenses and employee costs related to our technology advancements and compliance with both privacy laws and Sarbanes-Oxley. Although our employee costs increased in 2006 compared with 2005 primarily due to acquisitions and costs associated with developing technology initiatives, we reduced employee costs in markets where direct operations experienced revenue declines. In response to overall decreases in transaction volumes, our workforce in our title offices was reduced by approximately 920 employees, or 11.6%, during 2006. Giving effect to the increase in staff primarily for advancing technology, we reduced our total workforce by approximately 720 employees, or 7.1%. Right-sizing extended into January 2007 with the reduction of an additional 180 employees. These amounts exclude increases from new offices.
Critical accounting estimates. Actual results can differ from the accounting estimates we report. However, we believe there is no material risk of a change in our estimates that is likely to have a material impact on our reported financial condition and results of operations for the three years ended December 31, 2006.
Title loss reserves
Our most critical accounting estimate is providing for title loss reserves. Our liability for estimated title losses at December 31, 2006 comprises both known claims ($80.3 million) and claims expected to be reported in the future ($304.1 million). The amount of the reserve represents the aggregate future payments (net of recoveries) that we expect to incur on policy and escrow losses and in costs to settle claims.
We base our estimates on reported claims, historical loss payment experience, title industry averages and the current legal and economic environment. In making estimates, we use moving-average ratios of recent actual policy loss payment experience (net of recoveries) to premium revenues.
Provisions for title losses, as a percentage of title operating revenues, were 6.0%, 5.5% and 4.8% for the years ended December 31, 2006, 2005 and 2004, respectively. Actual loss payment experience, including the impact of large losses, is the primary reason for increases or decreases in our loss provision. A change of 0.5% in this percentage, a reasonably likely scenario based on our historical loss experience, would have changed our provision for title losses and pretax earnings by approximately $11.8 million for the year ended December 31, 2006.
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
We have consistently followed the same basic method of estimating loss payments for more than 10 years. Independent consulting actuaries have reviewed our title loss reserves and found them to be adequate at each year end for more than 10 years.

Goodwill and other long-lived assets
Based on our evaluation of goodwill as of June 30, which is completed annually in the third quarter, and events that may indicate impairment of the value of title plants and other long-lived assets, we estimate and expense to current operations any loss in value. The process of determining impairment relies on projections of future cash flows, operating results and market conditions. Uncertainties exist in these projections and bear the risk of change related to factors such as interest rates and overall real estate markets. Actual market conditions and operating results may vary materially from our projections. There were no impairment write-offs of goodwill during the three years ended December 31, 2006. We use independent appraisers to assist us in determining the fair value of our reporting units and assessing whether an impairment of goodwill exists.
Agency revenues
We recognize revenues on title insurance policies written by independent agencies (agencies) when the policies are reported to us. In addition, where reasonable estimates can be made, we also accrue for revenues on policies issued but not reported until after period end. We believe that reasonable estimates can be made when recent and consistent policy issuance information is available. Our estimates are based on historical reporting patterns and other information about our agencies. We also consider current trends in our direct operations and in the title industry. In this accrual, we are not estimating future transactions. We are estimating revenues on policies that have already been issued by agencies but not yet reported to or received by us. We have consistently followed the same basic method of estimating unreported policy revenues for more than 10 years.
Our accruals for unreported policies from agencies were not material to our total assets or stockholders’ equity for any of the three years ended December 31, 2006. The differences between the amounts our agencies have subsequently reported to us compared to our estimated accruals are substantially offset by any differences arising from the prior year’s accrual and have been immaterial to stockholders’ equity during each of the three prior years. We believe our process provides the most reliable estimation of the unreported revenues on policies and appropriately reflects the trends in agency policy activity.
Operations. Our business has two main segments: title insurance-related services and real estate information (REI). These segments are closely related due to the nature of their operations and common customers.
Our primary business is title insurance and settlement-related services. We close transactions and issue title policies on homes, commercial properties and other real properties located in all 50 states, the District of Columbia and international markets through more than 9,500 policy-issuing offices and agencies. We also provide post-closing lender services, automated county clerk land records, property ownership mapping, geographic information systems, property information reports, flood certificates, document preparation, background checks and expertise in Section 1031 tax-deferred exchanges. Our current level of international operations is immaterial with respect to our consolidated financial results.
Factors affecting revenues. The principal factors that contribute to increases in operating revenues for our title and REI segments include:
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
Industry data. A table of published mortgage interest rates and other selected residential data for the years ended December 31, 2006, 2005 and 2004 follows (amounts shown for 2006 are preliminary and subject to revision). The amounts below may not relate directly to or provide accurate data for forecasting our operating revenues or order counts.

	2006	2005	2004

Mortgage interest rates (30-year, fixed-rate) — %
Averages for the year	6.41	5.87	5.84
First quarter	6.24	5.76	5.61
Second quarter	6.60	5.72	6.13
Third quarter	6.56	5.76	5.90
Fourth quarter	6.25	6.22	5.73

Mortgage originations — in $ billions	2,507	2,980	2,792
Refinancings share — %	41.5	49.3	52.2

New home sales — in thousands	1,061	1,283	1,203
Existing home sales — in thousands	6,480	7,075	6,779
Existing home sales — median sales price in $ thousands	222.0	219.6	195.4

Most industry experts project mortgage interest rates to remain stable in 2007 or to decline slightly. Due to the large number of refinancing transactions completed in 2004 and 2005 and rising interest rates in 2006, significantly fewer refinancing transactions occurred in 2006. Refinancing transactions are expected to remain relatively unchanged in 2007 compared with 2006 as interest rates stabilize.
Trends and order counts. Mortgage interest rates (30-year, fixed-rate) have fluctuated from a monthly low of 5.45% in the first quarter of 2004 to a high of 6.76% in the third quarter of 2006 and were 6.14% in December 2006. Mortgage originations increased during 2005 compared with 2004 as a result of the favorable interest rate environment, but decreased during 2006 due to a significant increase in average mortgage interest rates. Sales of new and existing homes for 2004 through 2006 have generally followed the trends of mortgage interest rates and originations.
As a result of the above trends, our order levels increased overall from 2004 to 2005, although orders for the fourth quarter of 2005 were lower than the comparable period in 2004. Some of the increases in 2005 and 2004 were due to acquisitions. Our order levels for 2006 compared with 2005 decreased significantly as a result of a softening real estate market resulting primarily from the higher interest rate environment noted above. The decline in order counts for 2006 was partially offset by acquisitions.
Our order counts follow (in thousands):

	2006	2005	2004

First quarter	193	212	223
Second quarter	202	245	222
Third quarter	183	238	204
Fourth quarter	162	187	191

	740	882	840

Regulatory developments. In September 2006, the California Commissioner of Insurance alleged that some of our captive reinsurance programs may have constituted improper payments for the placement or referral of title business and is seeking approximately $47 million in fines and penalties from us. Stewart believes that its reinsurance is traditional reinsurance applied to residential business, which was authorized by the Department of Housing and Urban Development in its August 1997 and 2004 letters on permissible captive reinsurance in residential transactions covered by the Real Estate Settlement and Procedures Act (RESPA). We have filed a notice of defense with the California Department of Insurance requesting an administrative hearing in response to its allegations. We believe that we have adequately reserved for this allegation and that the likely resolution will not materially affect our consolidated financial condition or results of operations.
Regulators periodically review title insurance premium rates and may seek reductions in the premium rates charged. In late 2006, the Texas Department of Insurance reduced rates by 3.2% effective February 1, 2007. The effect of this rate change is not expected to have a material impact on our consolidated financial condition or results of operations.
The rates charged by title insurance underwriters in Florida, from which we derive a significant portion of our revenues, are currently under review with proposals to enact premium rate decreases. The California Insurance Commissioner filed a rate reduction order that would have reduced title insurance rates in California by 26% commencing in 2009. On February 21, 2007, this rate reduction order was rejected by the California Office of Administrative Law. California’s Insurance Commissioner has announced plans to submit a revised rate reduction proposal in the future. We believe that California law requires rates to be established competitively and not by administrative order. We cannot predict the outcome of these proposals and, to the extent that rate decreases are enacted in the future, our financial condition and results of operations could be materially adversely affected.
Results of Operations
A comparison of our results of operations for 2006 with 2005 and 2005 with 2004 follows. Factors contributing to fluctuations in results of operations are presented in their order of monetary significance. We have quantified, when necessary, significant changes.
Title revenues. Our revenues from direct title operations decreased 1.3% in 2006 and increased 18.3% in 2005. The largest revenue decreases in 2006 were in California and Florida, partially offset by increases in Texas, including the results of acquisitions made in that state, and Canada. The decreases were due to a softening real estate market resulting primarily from the higher interest rate environment that has impacted certain major markets and an overall reduction in home sales. The largest revenue increases in 2005 were in Texas, Florida, California and Arizona. Acquisitions added revenues of $51.7 million and $71.8 million in 2006 and 2005, respectively. Revenues from commercial and other large transactions increased $42.8 million and $6.3 million in 2006 and 2005, respectively.
The number of direct closings we handled decreased 17.3% in 2006 and increased 5.5% in 2005. However, the average revenue per closing increased 17.0% in 2006 and 11.3% in 2005 primarily due to a lower ratio of refinancing transactions closed by our direct operations compared with the prior year. Title insurance premiums on refinancing transactions are typically less than on property sales. The increase in 2006 in average revenue per closing was also due to a higher complement of commercial transactions.
Revenues from agencies increased 3.9% in 2006 and 5.9% in 2005. The increase in 2006 was due to new agencies and additional revenues from existing agencies, partially offset by the impact of a reduction in home sales and our acquisition of some agencies that were formerly independent. The increase in 2005 was primarily due to a decrease in the ratio of refinancing transactions compared to property sales, partially offset by our acquisitions of some agencies that were formerly independent.

Agency business increased in 2006 due in part to new agencies added by us in Florida in 2006 and 2005 and due to the acquisition of a New York title insurance underwriter with agency operations. These increases were partially offset by decreases in transaction volumes in California and Pennsylvania. The largest increases in revenues from agencies in 2005 were primarily in Florida, New Jersey, Georgia and Maryland, partially offset by decreases in California and Texas.
The Texas Department of Insurance reduced title insurance premium rates by 6.5% effective July 1, 2004. As a consequence, our revenues and net earnings were reduced by approximately $19.0 million and $5.6 million, respectively, in 2006, $17.6 million and $5.2 million, respectively, in 2005 and $8.8 million and $2.6 million, respectively, in 2004. In late 2006, the Texas Department of Insurance reduced premium rates by 3.2% effective February 1, 2007. The effect of this rate change is not expected to have a material impact on our consolidated financial condition or results of operations.
Our statements above on sales and loan activity are based on published industry data from sources including Fannie Mae, the Mortgage Bankers Association, the National Association of Realtors® and Freddie Mac. We also use information from our direct operations.
Title revenues by state. The approximate amounts and percentages of consolidated title operating revenues for the last three years were as follows:

	Amounts ($ millions)			Percentages
	2006	2005	2004	2006	2005	2004

Texas	321	292	269	14	13	13
California	317	367	353	13	16	17
Florida	280	245	175	12	11	8
New York	180	159	154	8	7	7
All others	1,253	1,251	1,131	53	53	55

	2,351	2,314	2,082	100	100	100

REI revenues. Real estate information services revenues were $81.2 million in 2006, $82.5 million in 2005 and $68.9 million in 2004. The decrease in 2006 resulted primarily from reduced revenues related to post-closing services and electronic mortgage documents. These decreases were offset somewhat by an increase in revenues in our automated mapping services due to an acquisition. In 2006, revenues and pretax earnings from our tax-deferred property exchange business were negatively impacted due to a shift from taxable income to a higher percentage of tax-exempt income than was earned in 2005.
The increase in revenues in 2005 resulted primarily from a greater number of tax-deferred property exchanges and increases in automated mapping services due to an acquisition in the second half of 2005, partially offset by reduced revenues related to post-closing services and electronic mortgage documents.
In January 2007, we sold our aerial photography and mapping businesses, GlobeXplorer® and AirPhotoUSA®, to DigitalGlobe® and entered into agreements with these companies to continue to provide spatial and digital imagery through, www.PropertyInfo.com. The impact of the sale transaction and these businesses was not material to our consolidated financial condition, results of operations or cash flows.
Investments. Investment income increased $5.8 million, or 19.9%, in 2006 primarily due to higher yields. Investment income increased $6.6 million, or 29.4%, in 2005 due to increases in average balances invested and higher yields. Certain investment gains and losses in 2006, 2005 and 2004 were realized as part of the ongoing management of the investment portfolio for the purpose of improving performance. In 2005, investment and other gains also included a pretax gain of $1.9 million realized from the sale of our ownership interest in an equity investee.

Retention by agencies. The amounts retained by agencies, as a percentage of revenues generated by them, were 80.7%, 81.2% and 81.6% in the years 2006, 2005 and 2004, respectively. Amounts retained by title agencies are based on agreements between agencies and our title underwriters. This retention percentage may vary from year-to-year because of the geographical mix of agency operations, the volume of title revenues and, in some states, laws or regulations.
Selected cost ratios (by segment). The following table shows employee costs and other operating expenses as a percentage of related title and REI operating revenues.

	Employee costs (%)			Other operating (%)
	2006	2005	2004	2006	2005	2004

Title	28.3	27.5	25.9	15.8	15.1	14.7
REI	63.8	60.5	65.5	35.2	22.4	23.2

These two categories of expenses are discussed below in terms of year-to-year monetary changes.
Employee costs. Employee costs for the combined business segments increased $33.9 million, or 4.9%, in 2006 and $103.5 million, or 17.5%, in 2005. The number of persons we employed at December 31, 2006, 2005 and 2004 was approximately 9,900, 10,100 and 9,200, respectively. Although employee costs increased in 2006 compared with 2005 primarily due to acquisitions and costs associated with developing technology initiatives, we reduced employee costs in markets where direct operations experienced revenue declines. In response to overall decreases in transaction volumes, we reduced our workforce in title offices by approximately 920 employees, or 11.6%, during 2006. Giving effect to the increase in staff primarily for advancing technology, we reduced our total workforce by approximately 720 employees, or 7.1%. These amounts exclude increases from new offices.
Acquisitions increased staff in 2006 and 2005 by 523 and 552 employees, and $23.3 million and $36.3 million in employee costs, respectively. Employee costs were also impacted by the competitive market for key employees in California and other states and by a significant increase in health insurance claims and related premiums during 2006 compared with 2005.
The number of employees and employee costs increased in 2005 compared with 2004 due to the impact of new offices and the increase in our volume of real estate transactions. Employee costs were increased $2.1 million in the fourth quarter of 2005 related to our accounting for employee vacations.
In our REI segment, employee costs for 2006 were comparable to 2005. In 2005, employee costs in our REI segment increased 10.7% compared with 2004. These employee costs did not increase proportionately with the 19.7% increase in segment revenues due to an increase in revenues from Section 1031 property exchange services, which are less labor intensive than other REI services.
Other operating expenses. Our employee costs and certain other operating expenses are sensitive to inflation. Other operating expenses for the combined business segments increased $32.8 million, or 8.8%, in 2006 and $48.3 million, or 14.9%, in 2005. The increase in other operating expenses in 2006 was partially due to acquisitions, which contributed approximately $13.7 million of the increase. Other 2006 increases included technology costs, outside search fees, business promotion and litigation costs. The increase in other operating expenses in 2005 was partially due to acquisitions, which contributed approximately $18.9 million of the increase. Other 2005 increases included rent of $10.0 million, outside search fees, business promotion and technology costs. Other operating expenses also include title plant and travel expenses. Included in the increase in rent expense in 2005 was a $2.8 million charge related to our accounting for leases.

Title losses. Provisions for title losses, as a percentage of title operating revenues, were 6.0%, 5.5% and 4.8% in 2006, 2005 and 2004, respectively. An increase in loss payment experience for recent policy years resulted in an increase in our loss ratio in 2006 compared with 2005. Additions to title loss reserves of $4.9 million and $4.3 million in the second and fourth quarters of 2006, respectively, related primarily to agency defalcations, also contributed to the increase in our title loss ratio in the current year. Included in 2005 was an addition to title loss reserves of $10.5 million in the fourth quarter related to a mortgage fraud and an agency defalcation. An increase in loss payment experience also resulted in an increase in our loss provision in 2005 compared with 2004.
Income taxes. Our effective tax rates, based on earnings before taxes and after deducting minority interests ($66.3 million, $145.5 million and $133.2 million in 2006, 2005 and 2004, respectively), were 34.8%, 39.0% and 38.1% for 2006, 2005 and 2004, respectively. For 2006, our effective tax rate was positively impacted primarily by a higher ratio of tax-exempt income to earnings before taxes than in 2005.
Contractual obligations. Our material contractual obligations at December 31, 2006 were:

	Payments due by period ($ millions)
	Less than	1–3	3–5	More than
	1 year	years	years	5 years	Total

Notes payable	17.1	41.4	49.4	1.6	109.5
Operating leases	55.2	81.2	43.3	58.3	238.0
Estimated title losses	73.0	107.6	50.0	153.8	384.4

	145.3	230.2	142.7	213.7	731.9

Material contractual obligations consist primarily of notes payable, operating leases and estimated title losses. Operating leases are primarily for office space and expire over the next 10 years. The timing above for the payment of estimated title losses is not set by contract. Rather, it is projected based on historical payment patterns. The actual timing of estimated title loss payments may vary materially from the above projection because claims, by their nature, are complex and paid over long periods of time. Loss reserves represent a total estimate only, whereas the other contractual obligations are determinable as to timing and amounts. Title losses paid were $106.6 million, $82.2 million and $68.4 million in 2006, 2005 and 2004, respectively.
Liquidity and Capital Resources
Liquidity. Cash provided by operations was $99.7 million, $173.5 million and $170.4 million in 2006, 2005 and 2004, respectively. Cash provided by operations was reduced due to decreases in earnings and taxes payable and increases in title loss payments and receivables. Cash flow from operations has been the primary source of financing for additions to property and equipment, expanding operations, dividends to stockholders and other requirements. This source is supplemented by bank borrowings, typically in connection with acquisitions.
The most significant non-operating source of cash was from proceeds of investments matured and sold in the amounts of $435.5 million, $580.9 million and $405.7 million in 2006, 2005 and 2004, respectively. We used cash for the purchases of investments in the amounts of $405.9 million, $679.0 million and $470.8 million in 2006, 2005 and 2004, respectively.

Unrealized gains and losses on investments, net of taxes, are reported in accumulated other comprehensive earnings, a component of stockholders’ equity, until realized. For 2006, unrealized investment gains increased comprehensive earnings by $0.8 million, net of taxes. During the first six months of 2006, unrealized investment losses reduced comprehensive earnings by $6.5 million, net of taxes. These unrealized investment losses were primarily related to changes in bond values caused by interest rate increases. The increase in comprehensive income related to unrealized investment gains during the last six months of 2006 of $7.3 million, net of taxes, was primarily related to changes in bond values caused by interest rate decreases.
During the years ended 2006, 2005 and 2004, acquisitions resulted in additions to goodwill of $48.7 million, $30.1 million and $45.6 million, respectively.
A substantial majority of our consolidated cash and investments at December 31, 2006 was held by Guaranty and its subsidiaries. The use and investment of these funds, dividends to us, and cash transfers between Guaranty and its subsidiaries and us are subject to certain legal restrictions. See Notes 2 and 3 to the accompanying consolidated financial statements.
Our liquidity at December 31, 2006, excluding Guaranty and its subsidiaries, was comprised of cash and investments aggregating $55.4 million and short-term liabilities of $6.7 million. We know of no commitments or uncertainties that are likely to materially affect our ability to fund cash needs. See Note 17 to the accompanying consolidated financial statements.
Loss reserves. Our loss reserves are fully funded, segregated and invested in high-quality securities and short-term investments as required by the insurance regulators of the states in which our underwriters are domiciled. At December 31, 2006, these investments aggregated $457.0 million and our estimated title loss reserves were $384.4 million.
Effective September 1, 2005 and retroactive to the start of the year, the Texas Legislature reduced statutory reserve requirements for our major title insurer. The change does not directly impact reported earnings or loss reserves under U.S. generally accepted accounting principles. However, in the year 2005 the change released approximately $25.2 million, or approximately $18.3 million after taxes, of low-yielding statutory reserve investments, making that portion available for other uses.
Historically, our operating cash flow has been sufficient to pay all title policy losses. As reported in Note 4 to the accompanying consolidated financial statements, the fair value of our debt securities maturing in less than one year was $57.9 million at December 31, 2006. Combining our expected annual cash flow provided by operations ($99.7 million in 2006) with investments maturing in less than one year, we do not expect future loss payments to create a liquidity problem for us. Beyond providing funds for loss payments, we manage the maturities of our investment portfolio to provide safety of capital, improve earnings and mitigate interest rate risks.
Capital resources. We consider our capital resources to be adequate. We expect external capital resources will be available, if needed, because of our low debt-to-equity ratio. Long-term debt was $92.5 million and stockholders’ equity was $802.3 million at December 31, 2006. We are not aware of any trends, either favorable or unfavorable, that would materially affect notes payable or stockholders’ equity. We do not expect any material changes in the mix and relative cost of such resources. Significant acquisitions in the future could materially affect the notes payable or stockholders’ equity balances.
Off-balance sheet arrangements. We do not have any material source of liquidity or financing that involves off-balance sheet arrangements, other than our contractual obligations under operating leases.

Forward-looking statements. All statements included in this report, other than statements of historical facts, addressing activities, events or developments that we expect or anticipate will or may occur in the future, are forward-looking statements. Such forward-looking statements are subject to risks and uncertainties including, among other things, adverse changes in the levels of real estate activity, technology changes, unanticipated title losses, adverse changes in governmental regulations, actions of competitors, general economic conditions and other risks and uncertainties discussed under Item 1A — Risk Factors included elsewhere in this report.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
The discussion below about our risk management strategies includes forward-looking statements that are subject to risks and uncertainties. Management’s projections of hypothetical net losses in the fair values of our market rate-sensitive financial instruments, should certain potential changes in market rates occur, are presented below. While we believe that the potential market rate changes are possible, actual rate changes could differ.
Our only material market risk in investments in financial instruments is our debt securities portfolio. We invest primarily in municipal, corporate and utilities, U.S. Government and foreign debt securities. We do not invest in financial instruments of a hedging or derivative nature.
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
Investments in debt securities at December 31, 2006 mature, according to their contractual terms, as follows (actual maturities may differ because of call or prepayment rights):

	Amortized	Fair
	costs	values

	($ thousands)

In one year or less	58,162	57,903
After one year through two years	52,537	52,162
After two years through three years	67,020	67,003
After three years through four years	49,325	48,782
After four years through five years	65,944	65,815
After five years	239,203	240,664
Mortgage-backed securities	228	200

	532,419	532,529

We believe our investment portfolio is diversified and do not expect any material loss to result from the failure to perform by issuers of the debt securities we hold. Our investments are not collateralized. The mortgage-backed securities are issued by U.S. Government-sponsored entities.
Based on our debt securities portfolio and interest rates at December 31, 2006, a 100 basis-point increase (decrease) in interest rates would result in a decrease (increase) of approximately $19.9 million, or 3.7%, in the fair value of our portfolio. Changes in interest rates may affect the fair value of the debt securities portfolio and may result in unrealized gains or losses. Gains or losses would only be realized upon the sale of the investments. Any other-than-temporary declines in fair values of securities are charged to earnings.

Item 8.	Financial Statements and Supplementary Data
The information required to be provided in this item is included in our audited Consolidated Financial Statements, including the Notes thereto, attached hereto as pages F-1 to F-23, and such information is incorporated in this report by reference.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Our principal executive officers and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2006, have concluded that, as of such date, our disclosure controls and procedures are adequate and effective to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.
There has been no change in our internal control over financial reporting during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As a result, no corrective actions were required or undertaken.
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

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Information regarding our directors and executive officers will be included in our proxy statement for our 2007 Annual Meeting of Stockholders (Proxy Statement), to be filed within 120 days after December 31, 2006, and is incorporated in this report by reference.
The Board of Directors has adopted the Stewart Code of Business Conduct and Ethics and Guidelines on Corporate Governance, as well as the Code of Ethics for Chief Executive Officers, Principal Financial Officers and Principal Accounting Officer. Each of these documents can be found at our website, www.stewart.com.

Item 11.	Executive Compensation
Information regarding compensation for our executive officers will be included in the Proxy Statement and is incorporated in this report by reference. The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and based on that review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information regarding security ownership of certain beneficial owners and management and related stockholder matters will be included in the Proxy Statement and is incorporated in this report by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Information regarding certain relationships and related transactions, and director independence will be included in the Proxy Statement and is incorporated in this report by reference.

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

STEWART INFORMATION SERVICES CORPORATION (Registrant)
By:	/s/ Malcolm S. Morris
Malcolm S. Morris, Co-Chief Executive Officer and Chairman of the Board of Directors

By:	/s/ Stewart Morris, Jr.
Stewart Morris, Jr., Co-Chief Executive Officer, President and Director

By:	/s/ Max Crisp
Max Crisp, Executive Vice President and Chief Financial Officer, Secretary–Treasurer, Director and Principal Financial Officer

By:	/s/ Alison R. Evers
Alison R. Evers, Senior Vice President,
Corporate Controller and Principal Accounting Officer
Dated: February 23, 2007
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on our behalf on February 23, 2007 by the following Directors:

/s/ Robert L. Clarke		/s/ Malcolm S. Morris

(Robert L. Clarke)	(Paul Hobby)	(Malcolm S. Morris)

/s/ Max Crisp	/s/ E. Douglas Hodo	/s/ Stewart Morris, Jr.

(Max Crisp)	(E. Douglas Hodo)	(Stewart Morris, Jr.)

(Nita Hanks)	(Laurie C. Moore)	(W. Arthur Porter)

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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.
Based on our assessment, management believes that, as of December 31, 2006, the Company’s internal control over financial reporting is effective based on those criteria.
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
Max Crisp, Executive Vice President and
Chief Financial Officer, Secretary-Treasurer, Director and Principal Financial Officer

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Stewart Information Services Corporation:
We have audited management’s assessment, included in the accompanying Sarbanes-Oxley Section 404 Management Report, that Stewart Information Services Corporation maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Stewart Information Services Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that Stewart Information Services Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Stewart Information Services Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Stewart Information Services Corporation and subsidiaries as listed in the accompanying index, and our report dated March 1, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Houston, Texas
March 1, 2007

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Stewart Information Services Corporation:
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Stewart Information Services Corporation and subsidiaries as of December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Stewart Information Services Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Houston, Texas
March 1, 2007

CONSOLIDATED STATEMENTS OF EARNINGS, RETAINED EARNINGS AND COMPREHENSIVE EARNINGS

Years ended December 31	2006	2005	2004
	($000 omitted, except per share)
Revenues
Title insurance:
Direct operations	1,028,688	1,041,977	880,697
Agency operations	1,321,994	1,272,062	1,201,075

Real estate information	81,159	82,495	68,907
Investment income	34,913	29,127	22,514
Investment and other gains — net	4,727	4,966	3,099

	2,471,481	2,430,627	2,176,292

Expenses
Amounts retained by agencies	1,067,071	1,032,496	980,457
Employee costs	728,529	694,599	591,092
Other operating expenses	405,951	373,161	324,897
Title losses and related claims	141,557	128,102	100,841
Depreciation and amortization	37,747	33,954	31,025
Interest	6,090	3,351	1,248

	2,386,945	2,265,663	2,029,560

Earnings before taxes and minority interests	84,536	164,964	146,732
Income taxes	23,045	56,768	50,696
Minority interests	18,239	19,431	13,518

Net earnings	43,252	88,765	82,518

Retained earnings at beginning of year	619,232	543,295	469,107
Excess distribution to minority interest	—	—	(478)
Cash dividends on Common Stock ($.75 per share in 2006 and 2005 and $.46 per share in 2004)	(12,886)	(12,828)	(7,852)

Retained earnings at end of year	649,598	619,232	543,295

Average shares — diluted (000)	18,304	18,246	18,199

Earnings per share — basic	2.37	4.89	4.56

Earnings per share — diluted	2.36	4.86	4.53

Comprehensive earnings:
Net earnings	43,252	88,765	82,518
Changes in other comprehensive earnings, net of taxes of $1,310, ($4,394) and ($663)	2,433	(8,160)	(1,231)

Comprehensive earnings	45,685	80,605	81,287

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

December 31	2006	2005
	($000 omitted)
Assets
Cash and cash equivalents	136,137	134,734
Short-term investments	161,711	206,717

	297,848	341,451
Investments in debt and equity securities, at market:
Statutory reserve funds	490,540	449,475
Other	78,249	85,802

	568,789	535,277
Receivables:
Notes	6,901	6,850
Premiums from agencies	58,023	49,397
Income taxes	9,285	—
Other	45,370	40,941
Less allowance for uncollectible amounts	(9,112)	(8,526)

	110,467	88,662
Property and equipment, at cost:
Land	8,350	7,584
Buildings	20,591	15,303
Furniture and equipment	278,563	245,290
Less accumulated depreciation and amortization	(208,179)	(182,415)

	99,325	85,762

Title plants, at cost	70,324	58,930
Real estate, at lower of cost or net realizable value	3,658	2,688
Investments in investees, on an equity basis	17,139	16,387
Goodwill	204,302	155,624
Intangible assets, net of amortization	15,444	15,268
Other assets	70,911	61,102

	1,458,207	1,361,151

Liabilities
Notes payable, including $92,469 and $70,396 long-term portion	109,549	88,413
Accounts payable and accrued liabilities	130,589	125,255
Estimated title losses	384,396	346,704
Deferred income taxes	14,139	15,784
Minority interests	17,272	18,682

	655,945	594,838
Contingent liabilities and commitments

Stockholders’ equity
Common Stock — $1 par, authorized 30,000,000, issued and outstanding 17,507,087 and 17,430,304	17,507	17,430
Class B Common Stock — $1 par, authorized 1,500,000, issued and outstanding 1,050,012	1,050	1,050
Additional paid-in capital	129,960	126,887
Retained earnings	649,598	619,232
Accumulated other comprehensive earnings:
Unrealized investment gains	3,399	2,551
Foreign currency translation adjustments	4,662	3,077
Treasury stock — 325,829 shares, at cost	(3,914)	(3,914)

Total stockholders’ equity	802,262	766,313

	1,458,207	1,361,151

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31	2006	2005	2004

	($000 omitted)

Reconciliation of net earnings to cash provided by operating activities:
Net earnings	43,252	88,765	82,518
Add (deduct):
Depreciation and amortization	37,747	33,954	31,025
Provisions for title losses in excess of payments	34,968	45,940	32,433
Increase in receivables — net	(11,720)	(7,858)	(1,354)
Increase in other assets — net	(9,330)	(16,035)	(8,977)
(Decrease) increase in payables and accrued liabilities — net	(8,244)	22,077	15,954
Minority interest expense	18,239	19,431	13,518
Net earnings from equity investees	(4,340)	(6,992)	(6,776)
Dividends received from equity investees	4,804	4,868	6,002
Provision for deferred income taxes	(4,232)	(9,158)	7,391
Realized investment gains	(4,727)	(4,966)	(3,099)
Other — net	3,314	3,482	1,775

Cash provided by operating activities	99,731	173,508	170,410

Investing activities:
Proceeds from investments matured and sold	435,529	580,925	405,689
Purchases of investments	(405,942)	(679,026)	(470,777)
Purchases of property and equipment, title plants and real estate — net	(42,021)	(33,931)	(32,410)
Increases in notes receivable	(1,732)	(2,654)	(2,644)
Collections on notes receivable	1,667	2,779	2,432
Proceeds from sale of equity investees	—	10,002	350
Cash paid for equity investees and related intangibles — net	(4,747)	(2,950)	(4,141)
Cash paid for acquisitions of subsidiaries — net (see below)	(45,398)	(18,149)	(37,368)

Cash used by investing activities	(62,644)	(143,004)	(138,869)

Financing activities:
Cash dividends paid	(12,886)	(12,828)	(7,852)
Distributions to minority interests	(18,282)	(16,549)	(12,474)
Proceeds from exercise of stock options	517	364	1,284
Proceeds from notes payable	17,307	37,161	5,834
Payments on notes payable	(24,778)	(23,821)	(13,020)

Cash used by financing activities	(38,122)	(15,673)	(26,228)

Effect of changes in foreign currency exchange rates	2,438	(1,480)	1,868

Increase in cash and cash equivalents	1,403	13,351	7,181

Cash and cash equivalents at beginning of period	134,734	121,383	114,202

Cash and cash equivalents at end of period	136,137	134,734	121,383

Supplemental information:
Assets acquired:
Goodwill	48,678	30,108	45,552
Investments	13,429	—	—
Title plants	10,093	4,405	7,048
Property and equipment	4,829	1,319	7,479
Intangible assets	3,995	3,434	11,291
Other	—	6,202	2,301
Liabilities assumed	(6,703)	(2,543)	(7,697)
Debt issued	(28,923)	(24,776)	(28,606)

Cash paid for acquisitions of subsidiaries — net	45,398	18,149	37,368

Income taxes paid	43,897	51,652	47,436
Interest paid	4,613	2,665	971

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Three years ended December 31, 2006)
NOTE 1
General. Stewart Information Services Corporation, through its subsidiaries (collectively, the Company), is primarily engaged in the title insurance-related services business. The Company also provides real estate information services. The Company operates through a network of policy-issuing offices and agencies in the United States and international markets. Approximately 39% of consolidated title revenues for the year ended December 31, 2006 were generated in Texas, California and Florida. The operations in the international markets in which the Company does business are immaterial to its consolidated financial results.
A. Management’s responsibility. The accompanying financial statements were prepared by management, which is responsible for their integrity and objectivity. The financial statements have been prepared in conformity with U.S. generally accepted accounting principles (GAAP), including management’s best judgments and estimates. Actual results could differ from estimates.
B. New significant accounting pronouncements. The Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, effective for fiscal years ending after November 15, 2006, to address diversity in practice in quantifying financial statement misstatements and provide guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of materiality assessment. The effect on the Company’s consolidated financial condition or results of operations was immaterial.
The Company will adopt FIN 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”, effective January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company is in the process of evaluating the impact that FIN 48 will have on its consolidated financial statements. The Company does not expect the adoption of FIN 48 to have a material impact on its consolidated financial statements.
In September 2006, SFAS No. 157, “Fair Value Measurements”, was issued with an effective date of January 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosure about fair value measurements. The Company is in the process of evaluating the impact that SFAS 157 will have on its consolidated financial statements.
C. Reclassifications. Certain prior year amounts in these consolidated financial statements have been reclassified for comparative purposes. Net earnings and stockholders’ equity, as previously reported, were not affected.
D. Consolidation. The consolidated financial statements include all subsidiaries in which the Company owns more than 50% voting rights in electing directors and variable interest entities when required by FIN 46(R). Unconsolidated investees, in which the Company typically owns 20% through 50% of the equity, are accounted for by the equity method. All significant intercompany amounts and transactions are eliminated and provisions are made for minority interests.
E. Statutory accounting. Stewart Title Guaranty Company (Guaranty) and other title insurance underwriters owned by the Company prepare financial statements in accordance with statutory accounting practices prescribed or permitted by regulatory authorities.

In conforming the statutory financial statements to GAAP, the statutory premium reserve and the reserve for reported title losses are eliminated and, in substitution, amounts are established for estimated title losses (Note 1G). The net effect, after providing for income taxes, is included in consolidated earnings.
F. Revenue recognition. Operating revenues from direct title operations are considered earned at the time of the closing of the related real estate transaction. The Company recognizes premium revenues on title insurance policies written by independent agencies (agencies) when the policies are reported to the Company. In addition, where reasonable estimates can be made, the Company also accrues for policies issued but not reported until after period end. The Company believes that reasonable estimates can be made when recent and consistent policy issuance information is available. Estimates are based on historical reporting patterns and other information obtained about agencies, as well as current trends in direct operations and in the title industry. In this accrual, future transactions are not being accrued. The Company is estimating revenues on policies that have already been issued by agencies but not yet reported to or received by the Company. The Company has consistently followed the same basic method of estimating unreported policy revenues for more than 10 years.
Revenues from real estate information services are generally considered earned at the time the service is performed or the work product is delivered to the customer.
G. Title losses and related claims. Estimating future title loss payments is difficult because of the complex nature of title claims, the length of time over which claims are paid, the significantly varying dollar amounts of individual claims and other factors.
The Company’s liability for estimated title losses comprises both known claims and claims expected to be reported in the future. The amount of the reserve represents the aggregate future payments (net of recoveries) that are expected to be incurred on policy and escrow losses and in costs to settle claims. Large losses are individually evaluated. Provisions are charged to income in the same year the related premium revenues are recognized. The Company bases the estimates on reported claims, historical loss experience, title industry averages and the current legal and economic environment.
The Company’s estimated liability for future loss payments is regularly reviewed for adequacy and adjusted as appropriate. Independent consulting actuaries also review the adequacy of the liability on an annual basis. In accordance with industry practice, the amounts have not been discounted to their present values.
H. Cash equivalents. Cash equivalents are highly liquid investments with insignificant interest rate risks and maturities of three months or less at the time of acquisition.
I. Short-term investments. Short-term investments comprise time deposits with banks, federal government obligations, money market accounts and other investments maturing in less than one year.
J. Investments. The investment portfolio is classified as available-for-sale. Realized gains and losses on sales of investments are determined using the specific identification method. Net unrealized gains and losses on securities, net of applicable deferred taxes, are included as a component of other comprehensive earnings within stockholders’ equity. At the time unrealized gains and losses become realized, these realized gains or losses are reclassified from accumulated other comprehensive earnings using the specific identification method. Any other-than-temporary declines in market values of securities are charged to earnings.
K. Property and equipment. Depreciation is computed principally using the straight-line method at the following rates: buildings — 30 to 40 years and furniture and equipment — 3 to 10 years. Maintenance and repairs are expensed as incurred while improvements are capitalized. Gains and losses are recognized at disposal.

L. Title plants. Title plants include compilations of a county’s official land records, prior examination files, copies of prior title policies, maps and related materials that are geographically indexed to a specific property. The costs of acquiring existing title plants and creating new ones, prior to the time such plants are placed in operation, are capitalized. Such costs are not amortized since there is no indication of any loss of value. The costs of maintaining and operating title plants are expensed as incurred. Gains and losses on sales of copies of title plants or interests in title plants are recognized at the time of sale.
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
R. Leases. The Company recognizes minimum rental payments under noncancelable operating leases, which expire over the next 10 years, on the straight-line basis over the terms of the leases, including provisions for any free rent periods or escalating lease payments.
S. Income taxes. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the tax bases and the book carrying values of certain assets and liabilities. Valuation allowances are provided as may be appropriate. Enacted tax rates are used in calculating amounts.
T. Stock option plans. The Company combined its two stock option plans into a single plan in April 2005. Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment”, using the modified prospective method under which share-based compensation expense is recognized for new share-based awards granted and any outstanding awards that are modified, repurchased or cancelled. Compensation expense is estimated using the Black-Scholes Model. All options expire 10 years from the date of grant and are granted at the closing market price of the Company’s Common Stock on the date of grant. All options are immediately exercisable, and therefore, there are no unvested awards.
Prior to the adoption of SFAS No. 123(R), the Company applied the intrinsic value method of APB No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations in accounting for its plans. Accordingly, no stock-based employee compensation expense was reflected in net earnings, as all options granted had an exercise price equal to the market value of the Common Stock on the date of grant (Note 13).

NOTE 2
Restrictions on cash and investments. Statutory reserve funds of $490,540,000 and $449,475,000 and short-term investments of $53,613,000 and $47,804,000 at December 31, 2006 and 2005, respectively, were maintained to comply with legal requirements for statutory premium reserves and state deposits. These funds are not available for any other purpose.
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
Guaranty cannot pay a dividend in excess of certain limits without the approval of the Texas Insurance Commissioner. The maximum dividend that can be paid without such approval in 2007 is $101,702,000. Guaranty declared dividends of $13,000,000, $31,000,000 and $21,615,000 in 2006, 2005 and 2004, respectively.
Dividends from Guaranty are also voluntarily restricted primarily to maintain statutory surplus and liquidity at competitive levels. The ability of a title insurer to pay claims can significantly affect the decision of lenders and other customers when buying a policy from a particular insurer.
Surplus as regards policyholders for Guaranty was $508,509,000 and $488,193,000 at December 31, 2006 and 2005, respectively. Statutory net income for Guaranty was $36,905,000, $56,449,000 and $26,609,000 in 2006, 2005 and 2004, respectively.
NOTE 4
Investments. The amortized costs and fair values of debt and equity securities at December 31 follow:

	2006		2005
	Amortized	Fair	Amortized	Fair
	costs	values	costs	values
	($000 omitted)
Debt securities:
Municipal	224,270	224,713	211,066	211,895
Corporate and utilities	144,504	144,399	159,715	161,002
U.S. Government	45,929	45,332	41,339	40,601
Foreign	117,488	117,885	94,185	95,093
Mortgage-backed	228	200	310	281
Equity securities	31,139	36,260	24,736	26,405

	563,558	568,789	531,351	535,277

Gross unrealized gains and losses at December 31 were:

	2006		2005
	Gains	Losses	Gains	Losses
	($000 omitted)
Debt securities:
Municipal	1,783	1,340	2,253	1,424
Corporate and utilities	1,928	2,033	3,119	1,832
U.S. Government	72	669	91	829
Foreign	1,346	949	1,615	707
Mortgage-backed	—	28	1	30
Equity securities	5,596	475	2,164	495

	10,725	5,494	9,243	5,317

Gross unrealized losses on investments and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2006 were:

	Less than		More than
	12 months		12 months		Total
	Loss	Fair values	Loss	Fair values	Loss	Fair values
	($000 omitted)
Debt securities:
Municipal	198	29,754	1,142	80,376	1,340	110,130
Corporate and utilities	229	22,263	1,804	70,281	2,033	92,544
U.S. Government	13	9,357	656	29,299	669	38,656
Foreign	254	25,360	695	42,388	949	67,748
Mortgage-backed	—	—	28	200	28	200
Equity securities	430	4,492	45	464	475	4,956

	1,124	91,226	4,370	223,008	5,494	314,234

Of the unrealized losses of $5,317,000 at December 31, 2005, the investments that have been in a loss position in excess of 12 months aggregated $2,897,000, and were comprised primarily of corporate bonds, municipal debt and U.S. Government bonds. The unrealized loss positions were caused by normal market fluctuations. The number of investments in unrealized loss positions was 352 and 294 at December 31, 2006 and 2005, respectively. Since the Company has the intent and ability to either hold its debt securities until maturity or until there is a market price recovery, and no significant credit risk is deemed to exist, the investments are not considered other-than-temporarily impaired.
Debt securities at December 31, 2006 mature, according to their contractual terms, as follows (actual maturities may differ because of call or prepayment rights):

	Amortized	Fair
	costs	values
	($000 omitted)

In one year or less	58,162	57,903
After one year through five years	234,826	233,762
After five years through ten years	204,085	204,231
After ten years	35,118	36,433
Mortgage-backed securities	228	200

	532,419	532,529

The Company believes its investment portfolio is diversified and expects no material loss to result from the failure to perform by issuers of the debt securities it holds. Investments made by the Company are not collateralized. The mortgage-backed securities are insured by U.S. Government-sponsored entities.
NOTE 5
Investment income. Income from investments and gross realized investment and other gains and losses for the three years follow:

	2006	2005	2004
	($000 omitted)
Income:
Debt securities	22,505	20,185	18,555
Short-term investments, cash equivalents and other	12,408	8,942	3,959

	34,913	29,127	22,514

Realized gains and losses:
Gains	6,837	7,464	3,582
Losses	(2,110)	(2,498)	(483)

	4,727	4,966	3,099

The sales of investments resulted in proceeds of $72,659,000 in 2006, $49,383,000 in 2005 and $55,259,000 in 2004.
Expenses assignable to investment income were insignificant. There were no significant investments at December 31, 2006 that did not produce income during the year.

NOTE 6
Income taxes. Deferred income taxes at December 31, 2006 and 2005 were as follows:

	2006	2005

	($000 omitted)
Deferred tax assets:
Accruals not currently deductible:
Deferred compensation	5,398	4,389
Deferred rent	2,701	1,786
Litigation reserves	1,716	576
Other	2,309	2,218
Allowance for uncollectible amounts	2,051	1,892
Book over tax depreciation — fixed assets	1,976	791
Book investment impairments	1,245	1,245
Investments in partnerships	1,820	1,720
Net operating loss carryforwards	465	590
Other	202	520

	19,883	15,727
Less valuation allowance	(61)	(104)

	19,822	15,623

Deferred tax liabilities:
Tax over book title loss provisions	(21,618)	(22,469)
Unrealized gains on investments	(1,830)	(1,374)
Tax over book amortization — goodwill and other intangibles	(3,410)	(1,769)
Cash surrender value of insurance policies	(3,231)	(2,452)
Foreign translation adjustment	(2,510)	(1,657)
Other	(1,362)	(1,686)

	(33,961)	(31,407)

Net deferred income taxes	(14,139)	(15,784)

The valuation allowance relates to net operating loss carryforwards. Deferred tax (benefit) expense was ($4,232,000), ($9,158,000) and $7,391,000 in 2006, 2005 and 2004, respectively. Management believes it is more likely than not that future earnings will be sufficient to permit the Company to realize its remaining deferred tax assets.
The following reconciles federal income taxes computed at the statutory rate with income taxes as reported.

	2006	2005	2004

	($000 omitted)
Expected income taxes at 35%	23,204	50,937	46,625
State income taxes — net of federal tax benefit	1,786	3,094	2,708
Tax-exempt interest	(4,638)	(2,311)	(2,205)
Meals and entertainment	2,748	2,108	2,098
Minority interests — corporate investees	1,593	2,505	1,485
Dividends received deductions on investments	(2,125)	(1,197)	(1,082)
Other — net	477	1,632	1,067

Income taxes	23,045	56,768	50,696

Effective income tax rates (%)(1)	34.8	39.0	38.1

(1)	Calculated using earnings before taxes and after minority interests

The Company had federal income taxes receivable of approximately $9,285,000 at December 31, 2006 and federal income taxes payable of approximately $11,860,000 at December 31, 2005. The Company had state income taxes payable of approximately $1,960,000 and $213,000 at December 31, 2006 and 2005, respectively.
NOTE 7
Goodwill and acquired intangibles. A summary of goodwill follows:

	Title	REI	Total

	($000 omitted)
Balances at December 31, 2003	69,167	9,917	79,084
Acquisitions	45,552	—	45,552

Balances at December 31, 2004	114,719	9,917	124,636
Acquisitions	25,188	4,920	30,108
Other	880	—	880

Balances at December 31, 2005	140,787	14,837	155,624
Acquisitions	40,108	8,570	48,678

Balances at December 31, 2006	180,895	23,407	204,302

Amortization expense for acquired intangibles was $5,315,000, $4,122,000 and $2,103,000 in 2006, 2005 and 2004, respectively. Accumulated amortization of intangibles was $11,765,000 and $6,450,000 at December 31, 2006 and 2005, respectively. In each of the years 2007 through 2011, the estimated amortization expense will be less than $5,900,000.
NOTE 8
Equity investees. Certain summarized aggregate financial information for equity investees follows:

	2006	2005	2004
	($000 omitted)
For the year:
Revenues	77,286	90,724	86,979
Net earnings	12,195	19,097	17,391

At December 31:
Total assets	30,954	27,571
Notes payable	1,280	160
Stockholders’ equity	23,040	22,158

Net premium revenues earned from policies issued by equity investees were approximately $10,747,000, $11,476,000 and $9,554,000 in 2006, 2005 and 2004, respectively. Earnings related to equity investees (in which the Company typically owns 20% through 50% of the equity) were $4,340,000, $6,992,000 and $6,776,000 in 2006, 2005 and 2004, respectively. These amounts are included in title insurance — direct operations in the consolidated statements of earnings, retained earnings and comprehensive earnings.
Goodwill related to equity investees was $9,420,000 and $8,681,000 at December 31, 2006 and 2005, respectively, and these balances are included in investments in investees in the consolidated balance sheets. Equity investments, including the related goodwill balances, will continue to be reviewed for impairment (Note 1M).

NOTE 9
Notes payable.

	2006	2005
	($000 omitted)
Banks — primarily unsecured and at rates ranging from LIBOR(1) plus 0.50% to LIBOR(1) plus 0.75%, varying payments	101,674	86,294
Other than banks	7,875	2,119

	109,549	88,413

(1)	5.33% and 4.39% at December 31, 2006 and 2005, respectively.
In December 2005, the Company executed an agreement with a bank for a $31,156,000 loan bearing interest at a fixed interest rate of 5.97% per annum. Approximately $15,788,000 of the proceeds represented the conversion of existing debt with the bank from variable interest rate loans to the fixed interest rate. Other than the conversion of the interest rates, the terms of the existing debt remain unchanged. The remaining amount has a five-year term and was used to retire outstanding variable interest rate loans and to fund acquisitions. The total outstanding balance at December 31, 2006 under this agreement was $27,269,000. The loan requires that the Company maintain certain liquidity ratios (excluding estimated title losses and contingent liabilities referred to in Note 17) throughout the term of the agreement. The Company was in compliance with these liquidity ratios at December 31, 2006 and 2005.
Principal payments on the notes are due in the amounts of $17,080,000 in 2007, $18,956,000 in 2008, $22,481,000 in 2009, $31,878,000 in 2010, $17,544,000 in 2011 and $1,610,000 subsequent to 2011.
At December 31, 2006 and 2005, the Company had unused lines of credit of approximately $8,486,000 and $2,577,000, respectively, which were subject to the same terms and interest rate range as noted above for notes payable to banks.
NOTE 10
Estimated title losses. Provisions accrued, payments made and liability balances for the three years follow:

	2006	2005	2004
	($000 omitted)
Balances at January 1	346,704	300,749	268,089
Provisions	141,557	128,102	100,841
Payments	(106,589)	(82,162)	(68,408)
Reserve balances acquired	2,724	15	227

Balances at December 31	384,396	346,704	300,749

Provisions include amounts related to the current year of approximately $141,370,000, $127,999,000 and $100,611,000 for 2006, 2005 and 2004, respectively. Payments related to the current year, including escrow and other loss payments, were approximately $25,279,000, $26,619,000 and $18,220,000 in 2006, 2005 and 2004, respectively.

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
At December 31, 2006 and 2005, there were 145,820 shares of Common Stock held by a subsidiary of the Company. These shares are considered retired but may be issued from time to time in lieu of new shares.

NOTE 12
Changes in stockholders’ equity.

	Common		Accumulated
	and Class B	Additional	other
	Common	paid-in	comprehensive	Treasury
	Stock	capital	earnings	stock
	($000 omitted)

Balances at December 31, 2003	18,352	122,816	15,019	(3,905)
Stock bonuses and other	31	1,170	—	—
Exercise of stock options	63	1,221	—	—
Tax benefit of options exercised	—	482	—	—
Net change in unrealized gains and losses	—	—	(737)	—
Net realized gain reclassification	—	—	(1,600)	—
Foreign currency translation	—	—	1,106	—

Balances at December 31, 2004	18,446	125,689	13,788	(3,905)
Stock bonuses and other	21	817	—	—
Exercise of stock options	13	360	—	—
Tax benefit of options exercised	—	21	—	—
Net change in unrealized gains and losses	—	—	(5,403)	—
Net realized gain reclassification	—	—	(1,795)	—
Foreign currency translation	—	—	(962)	—
Common stock repurchased	—	—	—	(9)

Balances at December 31, 2005	18,480	126,887	5,628	(3,914)
Stock bonuses and other	35	1,930	—	—
Exercise of stock options	42	809	—	—
Tax benefit of options exercised	—	334	—	—
Net change in unrealized gains and losses	—	—	(86)	—
Net realized loss reclassification	—	—	934	—
Foreign currency translation	—	—	1,585	—

Balances at December 31, 2006	18,557	129,960	8,061	(3,914)

NOTE 13
Stock option plans. A summary of the status of the Company’s stock option plans follows:

		Exercise
	Shares	prices ($)(1)

December 31, 2003	342,978	18.75
Granted	92,100	42.97
Exercised	(62,600)	20.50

December 31, 2004	372,478	24.44
Granted	90,600	41.35
Exercised	(13,444)	27.76

December 31, 2005	449,634	27.75
Granted	26,000	38.01
Exercised	(42,278)	20.13

December 31, 2006	433,356	29.11

(1)	Weighted averages

The weighted-average grant-date fair values of options granted during the years 2006, 2005 and 2004 were $16.32, $20.14 and $19.44, respectively.
During the year ended December 31, 2006, the Company recognized compensation expense related to options granted of $0.4 million based on a fair value per option of $16.32. Under SFAS No. 123(R), compensation expense is recognized for the fair value of the employees’ purchase rights, which was estimated using the Black-Scholes Model. The Company assumed a dividend yield of 2.0%, an expected life of seven years, an expected volatility of 35.1% and a risk-free interest rate of 8.0%.
At December 31, 2006, the weighted-average remaining contractual life of options outstanding was 5.7 years and the aggregate intrinsic value was $6.2 million. During the year ended December 31, 2006, the aggregate intrinsic value of options exercised was $1.2 million and the Company recognized a tax benefit of $0.3 million related to these exercised options.
Had compensation expense for the years ended December 31, 2005 and 2004 been determined consistent with SFAS No. 123(R), the fair value of the employees’ purchase rights would have been estimated using the Black-Scholes Model assuming a dividend yield of 1.0% to 1.4%, an expected life of 10 years, an expected volatility of 34.5% to 34.9% and a risk-free interest rate of 4.0% to 6.0%. The effect on the Company’s net earnings and earnings per share for the years ended December 31, 2005 and 2004 would have been reduced to the pro forma amounts below (in thousands of dollars, except per share amounts):

	2005	2004
	($000 omitted)
Net earnings:
As reported	88,765	82,518
Stock-based employee compensation determined under the fair value method, net of taxes	(1,186)	(1,164)

Pro forma	87,579	81,354

Earnings per share:
Net earnings — basic	4.89	4.56
Pro forma — basic	4.83	4.50

Net earnings — diluted	4.86	4.53
Pro forma — diluted	4.80	4.47

NOTE 14
Earnings per share. The Company’s basic earnings per share was calculated by dividing net earnings by the weighted-average number of shares of Common Stock and Class B Common Stock outstanding during the reporting period.
To calculate diluted earnings per share, the number of shares determined above was increased by assuming the issuance of all dilutive shares during the same reporting period. The treasury stock method was used to calculate the additional number of shares. The only potentially dilutive effect on earnings per share for the Company relates to its stock option plans. In calculating the effect of the options and determining diluted earnings per share, the weighted-average number of shares used in calculating basic earnings per share was increased by 90,000 in 2006, 112,000 in 2005 and 102,000 in 2004.
Options to purchase 133,000, 67,000 and 67,000 shares were excluded from the computation of diluted earnings per share in 2006, 2005 and 2004, respectively. These options were considered anti-dilutive since the exercise prices of the options were greater than the weighted-average market values of the shares for the periods.

NOTE 15
Reinsurance. As is industry practice, on certain transactions the Company cedes risks to other title insurance underwriters and reinsurers. However, the Company remains liable if the reinsurer should fail to meet its obligations. The Company also assumes risks from other underwriters. Payments and recoveries on reinsured losses were insignificant during the three years ended December 31, 2006. The total amount of premiums for assumed and ceded risks was less than 1% of consolidated title revenues in each of the last three years.
NOTE 16
Leases. Rent expense was $66,052,000 in 2006, $64,698,000 in 2005 and $52,697,000 in 2004. The future minimum lease payments are summarized as follows (stated in thousands of dollars):

2007	55,192
2008	46,268
2009	34,912
2010	24,947
2011	18,391
2012 and after	58,330

238,040

NOTE 17
Contingent liabilities and commitments. The Company routinely holds funds in segregated escrow accounts pending the closing of real estate transactions. This resulted in a contingent liability to the Company of approximately $1,514,429,000 at December 31, 2006. The Company realizes economic benefits from certain commercial banks holding escrow deposits. The escrow funds are not invested under, and do not collateralize, the arrangements with the banks. Under these arrangements, there were no outstanding balances or liabilities at December 31, 2006 and 2005.
The Company is a qualified intermediary in tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code. The Company holds the proceeds from these transactions until a qualifying exchange can occur. This resulted in a contingent liability to the Company of approximately $1,189,406,000 at December 31, 2006.
As is industry practice, these escrow and Section 1031 accounts are not included in the consolidated balance sheets.
In addition, the Company is contingently liable for disbursements of escrow funds held by agencies in those cases where specific insured closing guarantees have been issued.
At December 31, 2006, the Company was contingently liable for guarantees of indebtedness owed primarily to banks and others by certain third parties. The guarantees relate primarily to business expansion and expire no later than 2019. At December 31, 2006, the maximum potential future payments on the guarantees amounted to $7,275,000. Management believes that the related underlying assets and available collateral, primarily corporate stock and title plants, would enable the Company to recover amounts paid under the guarantees. The Company believes no provision for losses is needed because no loss is expected on these guarantees. The Company’s accrued liability related to the non-contingent value of third-party guarantees was $306,000 at December 31, 2006.

In the ordinary course of business the Company guarantees the third-party indebtedness of certain consolidated subsidiaries. At December 31, 2006, the maximum potential future payments on the guarantees were not more than the related notes payable recorded in the consolidated balance sheets. The Company also guarantees the indebtedness related to lease obligations of certain of its consolidated subsidiaries. The maximum future obligations arising from these lease-related guarantees are not more than the Company’s future minimum lease payments (Note 16). In addition, the Company has unused letters of credit amounting to $3,726,000 related primarily to workers’ compensation coverage.
The Company is also subject to routine lawsuits incidental to its business, most of which involve disputed policy claims. In many of these lawsuits, the plaintiff seeks exemplary or treble damages in excess of policy limits based on the alleged malfeasance of an issuing agent. The Company does not expect that any of these proceedings will have a material adverse effect on its consolidated financial condition or results of operations. Additionally, the Company has received various other inquiries from governmental regulators concerning practices in the insurance industry. Many of these practices do not concern title insurance and the Company does not anticipate that the outcome of these inquiries will materially affect its consolidated financial condition or results of operations. Along with the other major title insurance companies, the Company is party to a number of class actions concerning the title insurance industry and believes that it has adequate reserves for these contingencies and that the likely resolution of these matters will not materially affect its consolidated financial condition or results of operations.
NOTE 18
Regulatory developments. In September 2006, the California Commissioner of Insurance alleged that some of the Company’s captive reinsurance programs may have constituted improper payments for the placement or referral of title business and is seeking approximately $47 million in fines and penalties from us. Stewart believes that its reinsurance is traditional reinsurance applied to residential business, which was authorized by the Department of Housing and Urban Development in its August 1997 and 2004 letters on permissible captive reinsurance in residential transactions covered by the Real Estate Settlement and Procedures Act (RESPA). The Company has filed a notice of defense with the California Department of Insurance requesting an administrative hearing in response to its allegations. The Company believes that it has adequately reserved for this allegation and that the likely resolution will not materially affect its consolidated financial condition or results of operations.
Regulators periodically review title insurance premium rates and may seek reductions in the premium rates charged. In late 2006, the Texas Department of Insurance reduced rates by 3.2% effective February 1, 2007. The effect of this rate change is not expected to have a material impact on the Company’s consolidated financial condition or results of operations.
The rates charged by title insurance underwriters in Florida, from which the Company derives a significant portion of its revenues, are currently under review with proposals to enact premium rate decreases. The California Insurance Commissioner filed a rate reduction order that would have reduced title insurance rates in California by 26% commencing in 2009. On February 21, 2007, this rate reduction order was rejected by the California Office of Administrative Law. California’s Insurance Commissioner has announced plans to submit a revised rate reduction proposal in the future. The Company believes that California law requires rates to be established competitively and not by administrative order. The Company cannot predict the outcome of these proposals and, to the extent that rate decreases are enacted in the future, its financial condition and results of operations could be materially adversely affected.

NOTE 19
Variable interest entities. The Company, in the ordinary course of business, enters into joint ventures and partnerships related to its title operations. These entities are immaterial to the Company’s consolidated financial condition and results of operations individually and in the aggregate. At December 31, 2006, the Company had no material exposure to loss associated with variable interest entities to which it is a party.
NOTE 20
Segment information. The Company’s two reportable segments are title and real estate information (REI). Both segments serve each other and the real estate and mortgage industries.
The title segment provides services needed to transfer the title in a real estate transaction. These services include searching, examining and closing the title to real property and insuring the condition of the title.
The REI segment primarily provides electronic delivery of data, products and services related to real estate. These products and services include title reports, flood certificates, credit reports, property appraisals, document preparation, property information reports and background checks. This segment also provides post-closing services to lenders. In addition, the REI segment provides services related to Section 1031 tax-deferred property exchanges, mapping, and construction and maintenance of title plants for county clerks, tax assessors and title agencies.
Under the Company’s internal reporting system, most general corporate expenses are incurred by and charged to the title segment. Technology operating costs are also charged to the title segment, except for direct expenditures related to the REI segment. All investment income is included in the title segment as it is generated primarily from the investments of the title underwriters’ operations.

	Title	REI	Total

	($000 omitted)

2006:
Revenues	2,390,322	81,159	2,471,481
Intersegment revenues	1,066	3,994	5,060
Depreciation and amortization	33,973	3,774	37,747
Earnings before taxes and minority interests	83,234	1,302	84,536
Identifiable assets	1,387,365	70,842	1,458,207

2005:
Revenues	2,348,132	82,495	2,430,627
Intersegment revenues	1,537	3,426	4,963
Depreciation and amortization	30,129	3,825	33,954
Earnings before taxes and minority interests	154,391	10,573	164,964
Identifiable assets	1,302,949	58,202	1,361,151

2004:
Revenues	2,107,385	68,907	2,176,292
Intersegment revenues	1,449	3,460	4,909
Depreciation and amortization	27,061	3,964	31,025
Earnings before taxes and minority interests	143,154	3,578	146,732

NOTE 21
Quarterly financial information (unaudited).

	Mar 31	June 30	Sept 30	Dec 31		Total

	($000 omitted, except per share)

Revenues:
2006	539,423	644,729	641,521	645,808		2,471,481
2005	510,962	651,079	639,442	629,144		2,430,627

Net earnings:
2006	2,647	15,710	14,150	10,745		43,252
2005	10,666	37,227	31,771	9,101	(1)	88,765

Earnings per share — diluted:
2006	0.14	0.86	0.77	0.59		2.36
2005	0.59	2.04	1.74	0.50		4.86

Note: Quarterly per share data may not sum to annual totals due to rounding.

(1)	Includes additions to title loss reserves aggregating $10.5 million, which reduced net earnings by $6.8 million. Also includes charges related to the Company’s accounting for leases and employee vacations of $2.8 million and $2.1 million, respectively.

SCHEDULE I
STEWART INFORMATION SERVICES CORPORATION
(Parent Company)
STATEMENTS OF EARNINGS AND RETAINED EARNINGS

Years ended December 31	2006	2005	2004

	($000 omitted)

Revenues
Investment income, including $0, $18, and $136 from affiliates	2,565	1,254	477
Other income	23	3	11

	2,588	1,257	488

Expenses
Employee costs	1,717	1,396	3,120
Other operating expenses, including $147, $93 and $101 to affiliates	4,466	4,666	3,618
Depreciation and amortization	813	812	796

	6,996	6,874	7,534

Loss before taxes and earnings from subsidiaries	(4,408)	(5,617)	(7,046)
Income tax benefit	1,669	2,018	1,938
Earnings from subsidiaries	45,991	92,364	87,626

Net earnings	43,252	88,765	82,518

Retained earnings at beginning of year	619,232	543,295	469,107
Excess distribution to minority interest	—	—	(478)
Cash dividends on Common Stock ($.75 per share in 2006 and 2005 and $.46 per share in 2004)	(12,886)	(12,828)	(7,852)

Retained earnings at end of year	649,598	619,232	543,295

See accompanying note to financial statement information.
(Schedule continued on following page.)

SCHEDULE I
(continued)
STEWART INFORMATION SERVICES CORPORATION
(Parent Company)
BALANCE SHEETS

December 31	2006	2005

	($000 omitted)

Assets
Cash and cash equivalents	884	288
Short-term investments	49,501	35,314

	50,385	35,602

Investments in debt securities, at market	5,000	—

Receivables:
Notes, including $10,040 and $10,190 from affiliates	10,934	11,222
Other, including $419 and $21,954 from affiliates	1,220	22,409
Less allowance for uncollectible amounts	(19)	(67)

	12,135	33,564
Property and equipment, at cost:
Land	2,857	2,857
Buildings	455	455
Furniture and equipment	3,104	3,071
Less accumulated depreciation	(1,230)	(975)

	5,186	5,408

Title plant, at cost	48	48
Investments in subsidiaries, on an equity basis	725,100	684,082
Goodwill	8,470	8,470
Other assets	15,786	14,350

	822,110	781,524

Liabilities
Notes payable	—	42
Accounts payable and accrued liabilities	19,848	15,169

	19,848	15,211
Contingent liabilities and commitments

Stockholders’ equity
Common Stock — $1 par, authorized 30,000,000, issued and outstanding 17,507,087 and 17,430,304	17,507	17,430
Class B Common Stock— $1 par, authorized 1,500,000, issued and outstanding 1,050,012	1,050	1,050
Additional paid-in capital	129,960	126,887
Retained earnings(1)	649,598	619,232
Accumulated other comprehensive earnings:
Unrealized investment gains	3,399	2,551
Foreign currency translation adjustments	4,662	3,077
Treasury stock — 325,829 shares, at cost	(3,914)	(3,914)

Total stockholders’ equity	802,262	766,313

	822,110	781,524

(1)	Includes undistributed earnings of subsidiaries of $672,737 in 2006 and $639,632 in 2005.
See accompanying note to financial statement information.
(Schedule continued on following page.)

SCHEDULE I
(continued)
STEWART INFORMATION SERVICES CORPORATION
(Parent Company)
STATEMENTS OF CASH FLOWS

Years ended December 31	2006	2005	2004

	($000 omitted)

Reconciliation of net earnings to cash (used) provided by operating activities:
Net earnings	43,252	88,765	82,518
Add (deduct):
Depreciation and amortization	813	812	796
Decrease (increase) in receivables — net	331	(169)	12,181
Increase in payables and accrued liabilities — net	4,679	3,100	5,553
Increase in other assets — net	(1,946)	(2,207)	(5,477)
Net earnings from subsidiaries	(45,991)	(92,364)	(87,626)
Deferred tax benefit (expense)	—	(45)	(328)
Other — net	(1,007)	23	(600)

Cash provided (used) by operating activities	131	(2,085)	7,017

Investing activities:
Proceeds from investments matured and sold	46,262	63,729	31,861
Purchases of investments	(65,449)	(69,591)	(39,194)
Purchases of property and equipment — net	(81)	(19)	(46)
Increases in notes receivables	(150)	(835)	(447)
Collections on notes receivables	248	261	6,462
Dividends received from subsidiary	34,000	20,850	10,765
Cash paid for acquisitions of subsidiaries — net	(1,954)	(665)	(11,733)

Cash provided (used) by investing activities	12,876	13,730	(2,332)

Financing activities:
Dividends paid	(12,886)	(12,828)	(7,852)
Proceeds from exercise of stock options	517	364	1,284
Payments on notes payable	(42)	(79)	(76)

Cash used by financing activities	(12,411)	(12,543)	(6,644)

Increase (decrease) in cash and cash equivalents	596	(898)	(1,959)

Cash and cash equivalents at beginning of period	288	1,186	3,145

Cash and cash equivalents at end of period	884	288	1,186

Supplemental information:
Income taxes paid	—	—	—
Interest paid	1	12	12

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
Certain amounts in the 2005 and 2004 Parent Company financial statements have been reclassified for comparative purposes. Net earnings and stockholders’ equity, as previously reported, were not affected.
Dividends from Guaranty for 2006, 2005 and 2004 were $13,000,000, $31,000,000 and $21,615,000, respectively.

SCHEDULE II
STEWART INFORMATION SERVICES CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
December 31, 2006

Col. A	Col. B	Col. C			Col. D		Col. E
		Additions			Deductions
	Balance	Charged to	Charged to				Balance
	at	costs	other				at
	beginning	and	accounts				end
Description	of period	expenses	(describe)		(describe)		of period
($000 omitted)

Stewart Information Services Corporation and subsidiaries:

Year ended December 31, 2004:
Estimated title losses	268,089	100,841	227	(C)	68,408	(A)	300,749
Allowance for uncollectible amounts	6,260	2,600	—		1,430	(B)	7,430

Year ended December 31, 2005:
Estimated title losses	300,749	128,102	15	(C)	82,162	(A)	346,704
Allowance for uncollectible amounts	7,430	2,673	—		1,577	(B)	8,526

Year ended December 31, 2006:
Estimated title losses	346,704	141,557	2,724	(C)	106,589	(A)	384,396
Allowance for uncollectible amounts	8,526	2,995	—		2,409	(B)	9,112

Stewart Information Services Corporation — Parent Company

Year ended December 31, 2004:
Allowance for uncollectible amounts	71	—	—		2	(B)	69

Year ended December 31, 2005:
Allowance for uncollectible amounts	69	—	—		2	(B)	67

Year ended December 31, 2006:
Allowance for uncollectible amounts	67	—	—		48	(B)	19

(A)	Represents primarily payments of policy and escrow losses and loss adjustment expenses.

(B)	Represents uncollectible accounts written off.

(C)	Represents estimated title loss balance acquired.

INDEX TO EXHIBITS

Exhibit

3.1	-	Certificate of Incorporation of the Registrant, as amended March 19, 2001 (incorporated by reference in this report from Exhibit 3.1 of the Annual Report on Form 10-K for the year ended December 31, 2000)

3.2	-	By-Laws of the Registrant, as amended March 13, 2000 (incorporated by reference in this report from Exhibit 3.2 of the Annual Report on Form 10-K for the year ended December 31, 2000)

4.1	-	Rights of Common and Class B Common Stockholders (incorporated by reference to Exhibits 3.1 and 3.2 hereto)

10.1*†	-	Summary of agreements as to payment of bonuses to certain executive officers

10.2†	-	Deferred Compensation Agreements dated March 10, 1986, amended July 24, 1990 and October 30, 1992, between the Registrant and certain executive officers (incorporated by reference in this report from Exhibit 10.2 of the Annual Report on Form 10-K for the year ended December 31, 1997)

10.3†	-	Stewart Information Services Corporation 1999 Stock Option Plan (incorporated by reference in this report from Exhibit 10.3 of the Annual Report on Form 10-K for the year ended December 31, 1999)

10.4†	-	Stewart Information Services Corporation 2002 Stock Option Plan for Region Managers (incorporated by reference in this report from Exhibit 10.4 of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2002)

10.5†	-	Stewart Information Services Corporation 2005 Long-Term Incentive Plan (incorporated by reference in this report from Exhibit 10.2 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)

14.1	-	Code of Ethics for Chief Executive Officers, Principal Financial Officer and Principal Accounting Officer (incorporated by reference in this report from Exhibit 14.1 of the Annual Report on Form 10-K for the year ended December 31, 2004)

21.1*	-	Subsidiaries of the Registrant

23.1*	-	Consent of KPMG LLP, including consent to incorporation by reference of their reports into previously filed Securities Act registration statements

31.1*	-	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	-	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3*	-	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	-	Certification of Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	-	Certification of Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3*	-	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

†	Management contract or compensatory plan