Form 10-Q
period 2007-03-31
STEWART INFORMATION SERVICES CORP
filed 2007-05-08
CIK 94344

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At May 1, 2007, the following shares of each of the issuer’s classes of common stock were outstanding:

Common	17,208,886
Class B Common	1,050,012

FORM 10-Q QUARTERLY REPORT
QUARTER ENDED MARCH 31, 2007

Item		Page
	PART I – FINANCIAL INFORMATION

1.	Financial Statements	1

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

3.	Quantitative and Qualitative Disclosures About Market Risk	15

4.	Controls and Procedures	15

	PART II – OTHER INFORMATION

1.	Legal Proceedings	16

1A.	Risk Factors	16

5.	Other Information	16

6.	Exhibits	17

	Signature	17
Summary of Agreements
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

STEWART INFORMATION SERVICES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF
EARNINGS AND COMPREHENSIVE EARNINGS
THREE MONTHS ENDED MARCH 31, 2007 AND 2006

	THREE MONTHS ENDED
	MAR 31	MAR 31
	2007	2006
	($000 omitted)
Revenues
Title insurance:
Direct operations	229,614	227,818
Agency operations	272,254	281,654

Real estate information	16,533	20,019
Investment income	9,051	8,537
Investment and other gains — net	4,222	1,394

	531,674	539,422

Expenses
Amounts retained by agencies	222,390	226,876
Employee costs	176,793	179,102
Other operating expenses	93,643	89,804
Title losses and related claims	31,859	25,258
Depreciation and amortization	9,885	8,688
Interest	1,668	1,429

	536,238	531,157

(Loss) earnings before taxes and minority interests	(4,564)	8,265
Income tax (benefit) expense	(2,621)	1,750
Minority interests	2,819	3,869

Net (loss) earnings	(4,762)	2,646

Changes in other comprehensive earnings, net of taxes of $448 and ($1,616)	833	(3,001)

Comprehensive loss	(3,929)	(355)

Basic (loss) earnings per share:
Net (loss) earnings per share	(0.26)	0.15

Average shares outstanding	18,237	18,183

Diluted (loss) earnings per share:
Net (loss) earnings per share	(0.26)	0.14

Average shares outstanding	18,237	18,304

See notes to condensed consolidated financial statements.

STEWART INFORMATION SERVICES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2007 AND DECEMBER 31, 2006

	MAR 31	DEC 31
	2007	2006
	($000 omitted)
Assets
Cash and cash equivalents	104,074	136,137
Short-term investments	147,419	161,711
Investments — statutory reserve funds	503,192	490,540
Investments — other	65,188	78,249
Receivables — premiums from agencies	49,150	58,023
Receivables — other	57,299	61,556
Less allowance for uncollectible amounts	(8,330)	(9,112)
Property and equipment	101,002	99,325
Title plants	74,119	70,324
Goodwill	202,348	204,302
Intangible assets	20,902	15,444
Other assets	104,177	91,708

	1,420,540	1,458,207

Liabilities
Notes payable	106,057	109,549
Accounts payable and accrued liabilities	94,726	130,589
Estimated title losses	390,802	384,396
Deferred income taxes	11,982	14,139
Minority interests	17,192	17,272

	620,759	655,945

Contingent liabilities and commitments

Stockholders’ equity
Common and Class B Common Stock and additional paid-in capital	149,487	148,517
Retained earnings	645,314	649,598
Accumulated other comprehensive earnings	8,894	8,061
Treasury stock — 325,829 Common shares	(3,914)	(3,914)

Total stockholders’ equity (18,254,086 and 18,231,270 shares outstanding)	799,781	802,262

	1,420,540	1,458,207

See notes to condensed consolidated financial statements.

STEWART INFORMATION SERVICES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2007 AND 2006

	THREE MONTHS ENDED
	MAR 31	MAR 31
	2007	2006
	($000 omitted)
Reconciliation of net (loss) earnings to cash used by operating activities:
Net (loss) earnings	(4,762)	2,646
Add (deduct):
Depreciation and amortization	9,885	8,688
Provision for deferred taxes	(2,725)	(2,546)
Realized investment gains	(4,222)	(1,394)
Provisions for title losses in excess of (less than) payments	6,406	(2,232)
Decrease in receivables — net	14,865	11,861
Increase in other assets — net	(5,447)	(1,045)
Decrease in payables and accrued liabilities — net	(31,841)	(35,809)
Minority interest expense	2,819	3,869
Net earnings from equity investees	(456)	(1,058)
Dividends received from equity investees	925	1,409
Other — net	(563)	1,596

Cash used by operating activities	(15,116)	(14,015)

Investing activities:
Proceeds from investments matured and sold	102,119	179,866
Purchases of investments	(86,763)	(135,458)
Purchases of property and equipment, title plants and real estate — net	(12,733)	(6,742)
Increases in notes receivable	(7,819)	(520)
Collections on notes receivable	240	240
Cash paid for cost-basis investments, equity investees and related intangibles	(2,531)	—
Cash paid for acquisitions of subsidiaries — net (see below)	(5,431)	(32,292)

Cash (used) provided by investing activities	(12,918)	5,094

Financing activities:
Distributions to minority interests	(2,979)	(3,514)
Proceeds from exercise of stock options	—	852
Proceeds from notes payable	7,119	3,913
Payments on notes payable	(7,608)	(8,571)

Cash used by financing activities	(3,468)	(7,320)

Effects of changes in foreign currency exchange rates	(561)	(132)

Decrease in cash and cash equivalents	(32,063)	(16,373)

Cash and cash equivalents at beginning of period	136,137	134,734

Cash and cash equivalents at end of period	104,074	118,361

Supplemental information:
Assets acquired:
Goodwill	7,313	25,815
Investments	981	14,918
Property and equipment	942	5,074
Title plants	2,874	2,644
Intangible assets	467	1,889
Other	862	147
Liabilities assumed	(5,389)	(8,088)
Debt issued	(2,619)	(10,107)

Cash paid for acquisitions of subsidiaries — net	5,431	32,292

See notes to condensed consolidated financial statements.

STEWART INFORMATION SERVICES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1
Interim financial statements. The financial information contained in this report for the three month periods ended March 31, 2007 and 2006, and as of March 31, 2007, is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of this information for all unaudited interim periods, consisting only of normal recurring accruals, have been made. The results of operations for the interim periods are not necessarily indicative of results for a full year. This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
A. Reclassifications. Certain amounts in the 2006 condensed consolidated financial statements have been reclassified for comparative purposes. Net earnings and stockholders’ equity, as previously reported, were not affected.
B. Consolidation. The condensed consolidated financial statements include all subsidiaries in which the Company owns more than 50% voting rights in electing directors and variable interest entities when required by FIN 46(R). Unconsolidated investees, in which the Company typically owns 20% through 50% of the equity, are accounted for by the equity method. All significant intercompany amounts and transactions are eliminated and provisions have been made for minority interests.
C. Retained earnings. Retained earnings, as reported at March 31, 2007, includes an increase of $478,000 related to the recovery of an excess distribution to a minority interest.
NOTE 2
New significant accounting pronouncement. In September 2006, SFAS No. 157, “Fair Value Measurements”, was issued with an effective date of January 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosure about fair value measurements. The Company is in the process of evaluating the impact that SFAS 157 will have on its consolidated financial statements.
NOTE 3
Income taxes. The Company adopted FIN 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”, effective January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.
As a result of the implementation of FIN 48, the Company recognized no additional liability or reduction in its net deferred tax asset for unrecognized tax benefits. The Company has no significant unrecognized tax benefits. With few exceptions, the Company is no longer subject to U.S. federal, state, and local, or non-U.S. income tax examinations by taxing authorities for years before 2000.

NOTE 4
Equity investees. Earnings related to equity investees (in which the Company typically owns 20% through 50% of the equity) were $0.5 million and $1.1 million for the three months ended March 31, 2007 and 2006, respectively. These amounts are included in title insurance — direct operations in the condensed consolidated statements of earnings and comprehensive earnings.
NOTE 5
Stock option plan. The Company accounts for its stock option plan in accordance with SFAS No. 123(R), “Share-Based Payment”, using the modified prospective method under which share-based compensation expense is recognized for new share-based awards granted and any outstanding awards that are modified, repurchased or cancelled. Compensation expense is estimated using the Black-Scholes Model. All options expire 10 years from the date of grant and are granted at the closing market price of the Company’s Common Stock on the date of grant. There are no unvested awards since all options are immediately exercisable.
There were no options granted during the quarters ended March 31, 2007 and 2006 and, accordingly, no compensation expense has been reflected in the accompanying condensed consolidated financial statements.
A summary of the status of the Company’s stock option plan follows:

		Weighted-
		average
		exercise
	Shares	prices ($)
Exercisable at December 31, 2006	433,356	29.11
Granted	—	—
Exercised	—	—

Exercisable at March 31, 2007	433,356	29.11

At March 31, 2007, the weighted-average remaining contractual life of options outstanding was 5.4 years and the aggregate intrinsic value was $5.5 million. The aggregate intrinsic value of options exercised during the quarter ended March 31, 2006 was $1.2 million and the Company recognized a tax benefit of $0.3 million related to the exercise of these options.
NOTE 6
Sale of subsidiaries. In January 2007, the Company sold its mapping and aerial photography businesses to a third party but continues to acquire spatial and digital imagery from those companies and uses those images in certain of the products sold in the Company’s operations or directly sells those images through its real estate information portal. Accordingly, the Company has not reflected the results of operations or the gain on sale of these businesses as discontinued operations. For the sale, the Company received stock of the buyer valued at $9.8 million, net of amounts used for selling expenses. There was no net cash received from the sale due to payment of certain selling expenses and debt. As a result of the transaction, the Company recorded a pretax gain of $3.2 million from the sale of these subsidiaries, which is included in investment and other gains – net in the condensed consolidated statements of earnings and comprehensive earnings.

NOTE 7
Earnings per share. The Company’s basic earnings per share was calculated by dividing net earnings by the weighted-average number of shares of Common Stock and Class B Common Stock outstanding during the reporting periods.
To calculate diluted earnings per share, the number of shares determined above was increased by assuming the issuance of all dilutive shares during the same reporting periods. The treasury stock method was used to calculate the additional number of shares. The only potentially dilutive effect on earnings per share for the Company relates to its stock option plan. In calculating the effect of the options and determining diluted earnings per share, the weighted-average number of shares used in calculating basic earnings per share was increased by 121,000 for the three months ended March 31, 2006. As the Company reported a net loss for the three months ended March 31, 2007, there is no calculation of diluted earnings per share.
Options to purchase 433,000 shares were excluded from the computation of diluted earnings per share at March 31, 2007. These options were considered anti-dilutive since the Company reported a net loss for the three months ended March 31, 2007. There were no anti-dilutive options at March 31, 2006.
NOTE 8
Contingent liabilities and commitments. At March 31, 2007, the Company was contingently liable for guarantees of indebtedness owed primarily to banks and others by certain third parties. The guarantees relate primarily to business expansion and expire no later than 2019. At March 31, 2007, the maximum potential future payments on the guarantees amounted to $8,311,000. Management believes that the related underlying assets and available collateral, primarily corporate stock and title plants, would enable the Company to recover amounts paid under the guarantees. The Company believes no provision for losses is needed because no loss is expected on these guarantees. The Company’s accrued liability related to the non-contingent value of third-party guarantees was $293,000 at March 31, 2007.
In the ordinary course of business the Company guarantees the third-party indebtedness of certain of its consolidated subsidiaries. At March 31, 2007, the maximum potential future payments on the guarantees was not more than the related notes payable recorded in the condensed consolidated balance sheets. The Company also guarantees the indebtedness related to lease obligations of certain of its consolidated subsidiaries. The maximum future obligations arising from these lease-related guarantees are not more than the Company’s future minimum lease payments. In addition, the Company has unused letters of credit amounting to $3,697,000 related primarily to workers’ compensation coverage.
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

NOTE 9
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
In addition, the Company is subject to other administrative actions and inquiries into its conduct of business in certain of the states in which it operates, including additional administrative actions and inquiries related to its business in California. While the Company cannot predict the outcome of these matters, the Company believes that it has adequately reserved for these matters and that the outcome will not materially affect its consolidated financial condition or results of operations.
The rates charged by title insurance underwriters in Florida, from which the Company derives a significant portion of its revenues, are currently under review by the Florida Department of Insurance Regulation. In addition, the California Insurance Commissioner filed a rate reduction order that would have reduced title insurance rates in California by 26% commencing in 2009. On February 21, 2007, this rate reduction order was rejected by the California Office of Administrative Law. California’s Insurance Commissioner has announced plans to submit a revised rate reduction proposal in the future, although a revised proposal has not yet been filed. The Company believes that California law requires rates to be established competitively and not by administrative order. The Company cannot predict the outcome of these proposals. To the extent that rate decreases are enacted in the future, the outcome could materially affect the Company’s consolidated financial condition and results of operations.

NOTE 10
Segment information. The Company’s two reportable segments are title and real estate information (REI). Selected financial information related to these segments follows:

	Title	REI		Total
		($000 omitted)
Revenues — three months ended:
March 31, 2007	511,941	19,733	(1)	531,674
March 31, 2006	519,403	20,019		539,422

Intersegment revenues — three months ended:
March 31, 2007	88	1,210		1,298
March 31, 2006	301	1,101		1,402

Depreciation and amortization — three months ended:
March 31, 2007	9,321	564		9,885
March 31, 2006	7,863	825		8,688

(Loss) earnings before taxes and minority interests — three months ended:
March 31, 2007	(8,056)	3,492	(1)	(4,564)
March 31, 2006	6,765	1,500		8,265

Identifiable assets:
March 31, 2007	1,358,420	62,120		1,420,540
December 31, 2006	1,387,365	70,842		1,458,207

(1)	Includes a $3.2 million gain from sale of subsidiaries, which is included in investment and other gains — net.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s overview. We reported a net loss of $4.8 million for the three months ended March 31, 2007 compared with net earnings of $2.6 million for the same period in 2006. On a diluted per share basis, our net loss was $0.26 for the first quarter of 2007 compared with net earnings of $0.14 for the first quarter of 2006. Revenues for the quarter decreased 1.4% to $531.7 million from $539.4 million for the same period last year.
The first quarter of 2007 includes a $3.2 million pretax gain from the sale of two subsidiaries, GlobeXplorer® and AirPhotoUSA®. This quarter also includes a charge to earnings of $5.1 million for title loss provisions relating to four large title losses.
The revenue decline was due to decreasing home sales and prices, adverse weather conditions and reduced financing activity related in part to a weakening in the subprime lending market. These were somewhat offset by the favorable impact of commercial and international transactions. Acquisitions also increased revenues by $4.3 million and pretax earnings by $0.3 million for the quarter.
Excluding acquisitions, divestitures and startups, we reduced our employee headcount since December 31, 2006 by approximately 470, or 4.7%. We have, however, increased the number of employees in our better-performing operations, including our commercial business. We continue to incur significant costs related to our technology advancements. In addition, the current conversion and roll-out phases of our AIM+ technology will require above-normal staffing levels during the conversion period. We maintain staffing levels sufficient to continue to provide superior customer service and gain market share through a highly-trained, dedicated employee work force.
Critical accounting estimates. Actual results can differ from the accounting estimates we report. However, we believe there is no material risk of a change in our estimates that is likely to have a material impact on our reported consolidated financial condition or results of operations as of and for the three months ended March 31, 2007.
Title loss reserves
Our most critical accounting estimate is providing for title loss reserves. Our liability for estimated title losses at March 31, 2007 comprises both known claims ($82.6 million) and claims expected to be reported in the future ($308.2 million). The amount of the reserve represents the aggregate future payments (net of recoveries) that we expect to incur on policy and escrow losses and in costs to settle claims.
We base our estimates on reported claims, historical loss payment experience, title industry averages and the current legal and economic environment. In making estimates, we use moving-average ratios of recent actual policy loss payment experience (net of recoveries) to premium revenues.
Provisions for title losses, as a percentage of title operating revenues, were 6.3% and 5.0% for the quarters ended March 31, 2007 and 2006, respectively. Actual loss payment experience, including the impact of large losses, is the primary reason for increases or decreases in our loss provision. A change of 0.5% in this percentage, a reasonably likely scenario based on our historical loss experience, would have changed the provision for title losses and pretax earnings by approximately $2.5 million for the quarter ended March 31, 2007.
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

Goodwill and other long-lived assets
Based on our evaluation of goodwill as of June 30, which is completed annually in the third quarter, and events that may indicate impairment of the value of title plants and other long-lived assets, we estimate and expense to current operations any loss in value of these assets. We use independent appraisers to assist us in determining the fair value of our reporting units and assessing whether an impairment of goodwill exists. The process of determining impairment relies on projections of future cash flows, operating results and market conditions. Uncertainties exist in these projections and are subject to changes relating to factors such as interest rates and overall real estate markets. Actual market conditions and operating results may vary materially from our projections. There were no impairment write-offs of goodwill during the quarters ended March 31, 2007 and 2006.
Agency revenues
We recognize revenues on title insurance policies written by independent agencies (agencies) when the policies are reported to us. In addition, where reasonable estimates can be made, we accrue for revenues on policies issued but not reported until after period end. We believe that reasonable estimates can be made when recent and consistent policy issuance information is available. Our estimates are based on historical reporting patterns and other information about our agencies. We also consider current trends in our direct operations and in the title industry. In this accrual, we are not estimating future transactions. We are estimating revenues on policies that have already been issued by agencies but not yet reported to or received by us. We have consistently followed the same basic method of estimating unreported policy revenues for more than 10 years.
Our accruals for unreported policies from agencies were not material to our total assets or stockholders’ equity for the quarters ended March 31, 2007 and 2006. The differences between the amounts our agencies have subsequently reported to us compared to our estimated accruals are substantially offset by any differences arising from the prior year’s accrual and have been immaterial to total assets and stockholders’ equity during each of the three prior years. We believe our process provides the most reliable estimation of the unreported revenues on policies and appropriately reflects the trends in agency policy activity.
Operations. Our business has two main segments: title insurance-related services and real estate information (REI). These segments are closely related due to the nature of their operations and common customers.
Our primary business is title insurance and settlement-related services. We close transactions and issue title policies on homes and commercial and other real properties located in all 50 states, the District of Columbia and international markets through more than 9,500 policy-issuing offices and agencies. We also provide post-closing lender services, automated county clerk land records, property ownership mapping, geographic information systems, property information reports, flood certificates, document preparation, background checks and expertise in Section 1031 tax-deferred exchanges. Our current level of international operations is immaterial with respect to our consolidated financial results.
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
In addition, we are subject to other administrative actions and inquiries into our conduct of business in certain of the states in which we operate, including additional administrative actions and inquiries related to our business in California. While we cannot predict the outcome of these matters, we believe that we have adequately reserved for these matters and that the outcome will not materially affect our consolidated financial condition or results of operations.
The rates charged by title insurance underwriters in Florida, from which we derive a significant portion of our revenues, are currently under review by the Florida Department of Insurance Regulation. In addition, the California Insurance Commissioner filed a rate reduction order that would have reduced title insurance rates in California by 26% commencing in 2009. On February 21, 2007, this rate reduction order was rejected by the California Office of Administrative Law. California’s Insurance Commissioner has announced plans to submit a revised rate reduction proposal in the future, although a revised proposal has not yet been filed. We believe that California law requires rates to be established competitively and not by administrative order. We cannot predict the outcome of these proposals. To the extent that rate decreases are enacted in the future, the outcome could materially affect our consolidated financial condition and results of operations.
RESULTS OF OPERATIONS
A comparison of our results of operations for the three months ended March 31, 2007 with the three months ended March 31, 2006 follows. Factors contributing to fluctuations in results of operations are presented in order of monetary significance. We have quantified, when necessary, significant changes.
Operating environment. According to published industry data, interest rates for 30-year fixed-rate mortgages, excluding points, for each of the quarters ended March 31, 2007 and 2006 averaged 6.2%. Mortgage interest rates fluctuated during the last year from a low of 6.1% in January 2006, to a monthly high of 6.8% in July 2006, before falling to 6.1% in December 2006.
Sales of new and existing homes decreased 23.5% and 11.3%, respectively, in the first three months of 2007 compared with the same period in 2006. March 2007 existing home sales saw a seasonally adjusted annual rate of 6.12 million versus 6.90 million a year earlier. One-to-four family residential lending remained flat in each of the first quarters of 2007 and 2006, stabilizing at approximately $597 billion. Refinance activity increased from 50.2% of lending volume in the first quarter of 2006 to 55.4% in the first quarter of 2007. Refinance premium rates are typically 60% of the title premium revenue of a similarly priced sales transaction.
Our order levels for the first three months of 2007 compared with the first three months of 2006 decreased 10.4% as a result of the continued softening of the housing market that resulted from decreased home sales and prices, adverse weather conditions and a weakened subprime lending market. The decline in order counts for 2007 was partially offset by acquisitions. However, our orders in the month of March 2007 were down 13.6% from the same month in 2006.

Our statements above on home sales and loan activity are based on published industry data from sources including Fannie Mae, the Mortgage Bankers Association, the National Association of Realtors® and Freddie Mac. We also use information from our direct operations.
Title revenues. Our revenues from direct operations increased by $1.8 million, or 0.8%, in the first quarter of 2007 compared with the first quarter of 2006. Acquisitions added revenues of $4.3 million in the first quarter of 2007. The largest revenue increases were in New York, Texas, Canada and California, partially offset by decreases in Florida and Nevada. Revenues from commercial and large transactions in the first quarter of 2007 increased $12.7 million over prior-year levels.
The number of direct closings we handled decreased 16.9% in the first quarter of 2007 compared with the first quarter of 2006. However, the average revenue per closing increased 16.9% in the first quarter of 2007 primarily due to the increase in commercial transactions compared with same quarter in 2006.
Revenues from agencies decreased $9.4 million, or 3.3%, in the first quarter of 2007 compared with the first quarter of 2006. This decrease was due to the impact of a reduction in home sales and prices in certain major markets. The largest decreases in revenues from agencies in the first quarter of 2007 were in Virginia, New Jersey and Pennsylvania, partially offset by increases in Texas and New York.
The Texas Department of Insurance reduced title insurance premium rates by 3.2% effective February 1, 2007, which would have represented a decrease in premiums, net of amounts retained by agencies, of $6.6 million for the year 2006.
REI revenues. Real estate information revenues were $16.5 million and $20.0 million in the first quarters of 2007 and 2006, respectively. The decrease from 2006 resulted primarily from the sale in early January 2007 of GlobeXplorer and AirPhotoUSA and a reduced number of Internal Revenue Code Section 1031 tax-deferred property exchanges. In 2007, revenues and pretax earnings from our tax-deferred property exchange business were negatively impacted due to a continuing shift from taxable income to a higher percentage of tax-exempt income.
As noted above, we sold our mapping and aerial photography businesses, GlobeXplorer and AirPhotoUSA, to DigitalGlobe® but continue to acquire spatial and digital imagery from these companies and use these images in certain of the products sold in our operations or directly sell those images through our real estate information portal, PropertyInfo.com. We recorded a pretax gain of $3.2 million from the sale of these subsidiaries, which is included in our results of operations in investment and other gains — net. The impact of these businesses was not material to our consolidated financial condition, results of operations or cash flows.
Investments. Investment income increased $0.5 million, or 6.0%, in the first quarter of 2007 compared with the first quarter of 2006 due to higher yields and increases in average balances invested. Certain investment gains and losses were realized as part of the ongoing management of the investment portfolio for the purpose of improving performance.
Retention by agencies. The amounts retained by agencies, as a percentage of revenues generated by them, were 81.7% and 80.6% in the first quarters of 2007 and 2006, respectively. Amounts retained by title agencies are based on agreements between agencies and our title underwriters. This retention percentage may vary from year-to-year because of the geographical mix of agency operations, the volume of title revenues and, in some states, laws or regulations.
Employee costs. Our employee costs and certain other operating expenses are sensitive to inflation. Employee costs decreased $2.3 million, or 1.3%, in the first quarter of 2007 compared with the first quarter of 2006. The number of persons we employed at March 31, 2007 and 2006 was approximately 9,600 and 10,200, respectively. Excluding acquisitions, divestitures and startups, in response to overall decreases in transaction volume, we reduced our employee headcount in the first quarter of 2007 by 470, or 4.7%, in those markets where our direct title operations experienced revenue declines. We have, however, increased the number of employees in our better-performing operations, including our commercial business. The current conversion and roll-out phases of our AIM+ technology will temporarily require above-normal staffing levels.

Acquisitions increased our employee headcount in the first quarters of 2007 and 2006 by 261 and 571 employees, and $2.7 million and $5.6 million in employee costs, respectively.
In our REI segment, total employee costs for the first quarter of 2007 were comparable to the same period in 2006. The decrease in employee costs due to the sale of our mapping and aerial photography businesses was offset by increases in employee costs at existing and acquired businesses in the REI segment.
Other operating expenses. Other operating expenses increased $3.8 million, or 4.3%, in the first quarter of 2007 compared with the first quarter of 2006. The increase in other operating expenses was primarily due to $3.5 million relating to litigation and regulatory matters. Acquisitions contributed approximately $1.0 million to the overall increase in operating expenses. Other 2007 increases included rent and other occupancy costs, search fees and premium taxes. Other operating expenses also include insurance, telephone, title plant expenses and supplies. Most of these operating expenses follow, to varying degrees, the changes in transaction volume and revenues.
Title losses. Provisions for title losses, as a percentage of title operating revenues, were 6.3% in the first quarter of 2007 compared with 5.0% in the first quarter of 2006. The first quarter of 2007 includes additions to title loss reserves of $5.1 million relating primarily to four large title claims.
Income taxes. Our effective tax rates, based on earnings before taxes and after deducting minority interests (loss of $7.4 million and earnings of $4.4 million for the three months ended March 31, 2007 and 2006, respectively), were 35.5% and 39.8% in the first quarters of 2007 and 2006, respectively. Our annual effective tax rate was 34.8% for 2006. For the three months ended March 31, 2007 and the year 2006, our effective tax rates were positively impacted primarily by a higher ratio of tax-exempt income to earnings before taxes.
Liquidity and capital resources. Cash used by operating activities was $15.1 million and $14.0 million in the first quarters of 2007 and 2006, respectively. Cash used by operating activities was primarily due to decreases in payables and accrued liabilities and net earnings. However, on an annual basis, we believe cash provided by operating activities will continue to be the primary source of financing for additions to property and equipment, expanding operations, dividends to stockholders and other requirements. This source is supplemented by bank borrowings, typically in connection with acquisitions.
The most significant non-operating source of cash was from proceeds of investments matured and sold in the amounts of $102.1 million and $179.9 million in the first quarters of 2007 and 2006, respectively. We used cash for the purchases of investments in the amounts of $86.8 million and $135.5 million in the first quarters of 2007 and 2006, respectively.
Unrealized gains and losses on investments, net of taxes, are reported in accumulated other comprehensive earnings, a component of stockholders’ equity, until realized. During the first quarters of 2007 and 2006, unrealized investment losses reduced comprehensive earnings by $0.7 million and $2.9 million, respectively, net of taxes. These unrealized investment losses were primarily related to changes in bond values caused by interest rate increases.
During the first quarters of 2007 and 2006, acquisitions resulted in additions to goodwill of $7.3 million and $25.8 million, respectively.
A substantial majority of our consolidated cash and investments at March 31, 2007 was held by Stewart Title Guaranty Company (Guaranty) and its subsidiaries. The use and investment of these funds, dividends to us and cash transfers between Guaranty and its subsidiaries and us are subject to certain legal restrictions. See Notes 2 and 3 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.
Our liquidity at March 31, 2007, excluding Guaranty and its subsidiaries, was comprised of cash and investments aggregating $54.7 million and short-term liabilities of $4.1 million. We know of no commitments or uncertainties that are likely to materially affect our ability to fund cash needs.

Loss reserves. Our loss reserves are fully funded, segregated and invested in high-quality securities and short-term investments as required by the insurance regulators of the states in which our underwriters are domiciled. At March 31, 2007, these investments aggregated $460.7 million and our estimated title loss reserves were $390.8 million.
Historically, our operating cash flow has been sufficient to pay all title policy losses. Combining our expected annual cash flow provided by operating activities with investments maturing in less than one year, we do not expect future loss payments to create a liquidity problem for us. Beyond providing funds for loss payments, we manage the maturities of our investment portfolio to provide safety of capital, improve earnings and mitigate interest rate risks.
Capital resources. We consider our capital resources to be adequate. We expect external capital resources will be available, if needed, because of our low debt-to-equity ratio. Notes payable and stockholders’ equity were $106.1 million and $799.8 million, respectively, at March 31, 2007. We are not aware of any trends, either favorable or unfavorable, that would materially affect notes payable or stockholders’ equity. We do not expect any material changes in the mix or relative cost of such resources. Significant acquisitions in the future could materially affect the notes payable or stockholders’ equity balances.
Off-balance sheet arrangements. We do not have any material source of liquidity or financing that involves off-balance sheet arrangements, other than our contractual obligations under operating leases.
Forward-looking statements. All statements included in this report, other than statements of historical facts, addressing activities, events or developments that we expect or anticipate will or may occur in the future, are forward-looking statements. Such forward-looking statements are subject to risks and uncertainties including, among other things, adverse changes in the level of real estate activity, technology changes, unanticipated title losses, adverse changes in governmental regulations, actions of competitors, general economic conditions and other risks and uncertainties discussed under Item 1A – Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our investment strategies, types of financial instruments held or the risks associated with such instruments that would materially alter the market risk disclosures made in our Annual Report on Form 10-K for the year ended December 31, 2006.
Item 4. Controls and Procedures
Our principal executive officers and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2007, have concluded that, as of such date, our disclosure controls and procedures are adequate and effective to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.
There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. As a result, no corrective actions were required or undertaken.
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
In addition, we are subject to other administrative actions and inquiries into our conduct of business in certain of the states in which we operate, including additional administrative actions and inquiries related to our business in California. While we cannot predict the outcome of these matters, we believe that we have adequately reserved for these matters and that the outcome will not materially affect our consolidated financial condition or results of operations.
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
The rates charged by title insurance underwriters in Florida, from which we derive a significant portion of our revenues, are currently under review by the Florida Department of Insurance Regulation. In addition, the California Insurance Commissioner filed a rate reduction order that would have reduced title insurance rates in California by 26% commencing in 2009. On February 21, 2007, this rate reduction order was rejected by the California Office of Administrative Law. California’s Insurance Commissioner has announced plans to submit a revised rate reduction proposal in the future, although a revised proposal has not yet been filed. We believe that California law requires rates to be established competitively and not by administrative order. We cannot predict the outcome of these proposals. To the extent that rate decreases are enacted in the future, the outcome could materially affect our consolidated financial condition and results of operations.
Item 1A. Risk Factors
There have been no changes during the quarter ended March 31, 2007 to our risk factors as listed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
Item 5. Other Information
We had a book value per share of $43.81 and $44.00 at March 31, 2007 and December 31, 2006, respectively. At March 31, 2007, this measure was based on approximately $799.8 million of stockholders’ equity and 18,254,086 shares outstanding. At December 31, 2006, this measure was based on approximately $802.3 million of stockholders’ equity and 18,231,270 shares outstanding.

Item 6. Exhibits
Those exhibits required to be filed by Item 601 of Regulation S-K are listed in the Index to Exhibits immediately preceding the exhibits filed herewith and such listing is incorporated herein by reference.
SIGNATURE
Pursuant to the requirements of the Securities and Exchange Act of 1934, I have duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

May 4, 2007 Date

Stewart Information Services Corporation

Registrant

By:	/s/	Max Crisp

Max Crisp, Executive Vice President and
Chief Financial Officer, Secretary, Treasurer,
Director and Principal Financial Officer

INDEX TO EXHIBITS

Exhibit
3.1		-	Certificate of Incorporation of the Registrant, as amended March 19, 2001 (incorporated by reference in this report from Exhibit 3.1 of the Annual Report on Form 10-K for the year ended December 31, 2000)

3.2		-	By-Laws of the Registrant, as amended March 13, 2000 (incorporated by reference in this report from Exhibit 3.2 of the Annual Report on Form 10-K for the year ended December 31, 2000)

4.1		-	Rights of Common and Class B Common Stockholders (incorporated by reference to Exhibits 3.1 and 3.2 hereto)

10.1	*†	-	Summary of agreements as to payments of bonuses to executive officers

31.1	*	-	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	-	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	*	-	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	-	Certification of Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	-	Certification of Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	*	-	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	*	-	Details of investments

*	Filed herewith

†	Management contract or compensatory plan