Form 10-Q
period 2007-06-30
STEWART INFORMATION SERVICES CORP
filed 2007-08-08
CIK 94344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At August 3, 2007, the following shares of each of the issuer’s classes of common stock were outstanding:

Common	17,028,198
Class B Common	1,050,012

FORM 10-Q QUARTERLY REPORT
QUARTER ENDED JUNE 30, 2007
As used in this report, “we”, “us”, “our”, the “Company”, and “Stewart” mean Stewart Information Services Corporation and our subsidiaries, unless the context indicates otherwise.

STEWART INFORMATION SERVICES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF
EARNINGS AND COMPREHENSIVE EARNINGS

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30	JUNE 30	JUNE 30	JUNE 30
	2007	2006	2007	2006
	($000 omitted)
Revenues
Title insurance:
Direct operations	270,428	275,613	500,042	503,431
Agency operations	276,434	340,189	548,688	621,843

Real estate information	16,497	19,735	33,030	39,754
Investment income	9,168	8,396	18,219	16,933
Investment and other gains – net	902	796	5,124	2,191

	573,429	644,729	1,105,103	1,184,152

Expenses
Amounts retained by agencies	222,752	274,935	445,142	501,811
Employee costs	179,096	183,669	355,888	362,771
Other operating expenses	105,241	107,441	198,884	197,245
Title losses and related claims	35,117	39,217	66,976	64,475
Depreciation and amortization	10,149	8,426	20,034	17,114
Interest	1,874	1,417	3,542	2,847

	554,229	615,105	1,090,466	1,146,263

Earnings before taxes and minority interests	19,200	29,624	14,637	37,889
Income taxes	5,541	8,739	2,921	10,489
Minority interests	3,535	5,175	6,354	9,043

Net earnings	10,124	15,710	5,362	18,357

Changes in other comprehensive earnings, net of taxes of ($154), ($1,259), $294 and ($2,875)	(286)	(2,339)	547	(5,340)

Comprehensive earnings	9,838	13,371	5,909	13,017

Basic earnings per share:
Net earnings per share	0.55	0.86	0.29	1.01

Average shares outstanding	18,268	18,222	18,253	18,203

Diluted earnings per share:
Net earnings per share	0.55	0.86	0.29	1.00

Average shares outstanding	18,351	18,310	18,340	18,306

See notes to condensed consolidated financial statements.

STEWART INFORMATION SERVICES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	JUNE 30	DEC 31
	2007	2006
	($000 omitted)
Assets
Cash and cash equivalents	126,170	136,137
Short-term investments	133,270	161,711
Investments – statutory reserve funds	520,531	490,540
Investments – other	61,503	78,249
Receivables – premiums from agencies	53,818	58,023
Receivables – other	62,911	61,556
Less allowance for uncollectible amounts	(8,980)	(9,112)
Property and equipment	103,399	99,325
Title plants	75,581	70,324
Goodwill	207,035	204,302
Intangible assets	19,627	15,444
Other assets	105,378	91,708

	1,460,243	1,458,207

Liabilities
Notes payable	112,686	109,549
Accounts payable and accrued liabilities	104,666	130,589
Estimated title losses	406,121	384,396
Deferred income taxes	9,063	14,139
Minority interests	17,631	17,272

	650,167	655,945

Contingent liabilities and commitments

Stockholders’ equity
Common and Class B Common Stock and additional paid-in capital	150,127	148,517
Retained earnings	655,438	649,598
Accumulated other comprehensive earnings	8,608	8,061
Treasury stock – 330,407 and 325,829 Common shares	(4,097)	(3,914)

Total stockholders’ equity (18,279,944 and 18,231,270 shares outstanding)	810,076	802,262

	1,460,243	1,458,207

See notes to condensed consolidated financial statements.

STEWART INFORMATION SERVICES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	SIX MONTHS ENDED
	JUNE 30	JUNE 30
	2007	2006
	($000 omitted)
Reconciliation of net earnings to cash provided by operating activities:
Net earnings	5,362	18,357
Add (deduct):
Depreciation and amortization	20,034	17,114
Provision for deferred income taxes	(6,156)	(3,027)
Realized investment gains	(5,124)	(2,191)
Provisions for title losses in excess of payments	21,725	9,320
Decrease in receivables – net	5,980	4,551
Increase in other assets – net	(5,149)	(4,385)
Decrease in payables and accrued liabilities – net	(23,876)	(36,424)
Minority interest expense	6,354	9,043
Net earnings from equity investees	(1,562)	(2,559)
Dividends received from equity investees	1,914	2,392
Other – net	(70)	2,222

Cash provided by operating activities	19,432	14,413

Investing activities:
Proceeds from investments matured and sold	180,312	264,818
Purchases of investments	(168,726)	(209,513)
Purchases of property and equipment, title plants and real estate – net	(24,626)	(16,977)
Increases in notes receivable	(8,160)	(934)
Collections on notes receivable	1,150	683
Cash paid for cost-basis investments, equity investees and related intangibles	(2,410)	(1,624)
Cash paid for acquisitions of subsidiaries – net (see below)	(9,165)	(35,268)

Cash (used) provided by investing activities	(31,625)	1,185

Financing activities:
Distributions to minority interests	(5,726)	(8,638)
Proceeds from notes payable	16,453	7,467
Payments on notes payable	(12,813)	(13,951)
Proceeds from exercise of stock options	164	851

Cash used by financing activities	(1,922)	(14,271)

Effects of changes in foreign currency exchange rates	4,148	1,819

(Decrease) increase in cash and cash equivalents	(9,967)	3,146

Cash and cash equivalents at beginning of period	136,137	134,734

Cash and cash equivalents at end of period	126,170	137,880

Supplemental information:
Assets acquired:
Goodwill	11,999	23,206
Investments	981	13,429
Property and equipment	1,167	4,906
Title plants	4,012	8,978
Intangible assets	548	1,942
Other	1,039	86
Liabilities assumed	(5,477)	(7,219)
Debt issued	(5,104)	(10,060)

Cash paid for acquisitions of subsidiaries – net	9,165	35,268

See notes to condensed consolidated financial statements.

STEWART INFORMATION SERVICES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1
Interim financial statements. The financial information contained in this report for the three and six month periods ended June 30, 2007 and 2006, and as of June 30, 2007, is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of this information for all unaudited interim periods, consisting only of normal recurring accruals, have been made. The results of operations for the interim periods are not necessarily indicative of results for a full year. This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
A. Management’s responsibility. The accompanying financial statements were prepared by management, which is responsible for their integrity and objectivity. The financial statements have been prepared in accordance with U.S. GAAP, including management’s best judgments and estimates. Actual results could differ from estimates.
B. Reclassifications. Certain amounts in the 2006 condensed consolidated financial statements have been reclassified for comparative purposes. Net earnings and stockholders’ equity, as previously reported, were not affected.
C. Consolidation. The condensed consolidated financial statements include all subsidiaries in which the Company owns more than 50% voting rights in electing directors and variable interest entities when required by FIN 46(R). Unconsolidated investees, in which the Company typically owns 20% through 50% of the equity, are accounted for by the equity method. All significant intercompany amounts and transactions are eliminated and provisions have been made for minority interests.
D. Retained earnings. Retained earnings, as reported at June 30, 2007, includes an increase of $478,000 related to the recovery of an excess distribution to a minority interest.
NOTE 2
New significant accounting pronouncements. In February 2007, SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”, was issued with an effective date of January 1, 2008. SFAS 159 permits entities a one-time, irrevocable election to choose to measure certain eligible financial instruments and other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected shall be reported in earnings. The Company is in the process of evaluating the impact that SFAS 159 will have on its consolidated financial statements.
In September 2006, SFAS No. 157, “Fair Value Measurements”, was issued with an effective date of January 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP and expands disclosure about fair value measurements. The Company is in the process of evaluating the impact that SFAS 157 will have on its consolidated financial statements.
NOTE 3
Income taxes. The Company adopted FIN 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”, effective January 1, 2007. FIN 48 specifies the accounting for uncertainties in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

As a result of the implementation of FIN 48, the Company recognized no additional liability or reduction in its net deferred tax asset for unrecognized tax benefits. The Company has no significant unrecognized tax benefits. With few exceptions, the Company is no longer subject to U.S. federal, state, and local, or non-U.S. income tax examinations by taxing authorities for years before 2000.
NOTE 4
Equity investees. Earnings related to equity investees (in which the Company typically owns 20% through 50% of the equity) were $1.1 million and $1.5 million for the three months ended June 30, 2007 and 2006, respectively, and $1.6 million and $2.6 million for the six months ended June 30, 2007 and 2006, respectively. These amounts are included in title insurance – direct operations in the condensed consolidated statements of earnings and comprehensive earnings.
NOTE 5
Stock option plan. The Company accounts for its stock option plan in accordance with SFAS No. 123(R), “Share-Based Payment”, using the modified prospective method under which share-based compensation expense is recognized for new share-based awards granted and any outstanding awards that are modified, repurchased or cancelled subsequent to January 1, 2006. Compensation expense is based on the fair value of the options, which is estimated using the Black-Scholes Model. All options expire 10 years from the date of grant and are granted at the closing market price of the Company’s Common Stock on the date of grant. There are no unvested awards since all options are immediately exercisable.
There were no options granted during the six months ended June 30, 2007. During the three months ended June 30, 2006, the Company recognized compensation expense related to options granted of $0.4 million based on a fair value per option of $16.32. The Company assumed a dividend yield of 2.0%, an expected life of seven years, an expected volatility of 35.1% and a risk-free interest rate of 8.0% for the options granted during the quarter ended June 30, 2006.
A summary of the status of the Company’s stock option plan follows:

		Weighted-
		average
		exercise
	Shares	prices ($)
Exercisable at December 31, 2006	433,356	29.11
Granted	—	—
Exercised	(23,556)	14.75

Exercisable at June 30, 2007	409,800	29.93

At June 30, 2007, the weighted-average remaining contractual life of options outstanding was 5.4 years and the aggregate intrinsic value was $4.7 million. The aggregate intrinsic values of options exercised during the six months ended June 30, 2007 and 2006 were $0.6 million and $1.2 million, respectively. The tax benefit related to options exercised during the six months ended June 30, 2007 was not material. The Company recognized a tax benefit of $0.3 million related to options exercised during the six months ended June 30, 2006.

NOTE 6
Sale of subsidiaries. In January 2007, the Company sold its mapping and aerial photography businesses to a third party but continues to acquire spatial and digital imagery from those companies and uses those images in certain of the products sold in the Company’s operations or directly sells those images through its real estate information portal. Accordingly, the Company has not reflected the results of operations or the gain on sale of these businesses as discontinued operations. For the sale, the Company received stock of the buyer valued at $9.8 million, net of selling expenses. There was no net cash received from the sale due to payment of certain selling expenses and debt. As a result of the transaction, the Company recorded a pretax gain of $3.2 million from the sale of these subsidiaries, which is included in investment and other gains – net in the condensed consolidated statements of earnings and comprehensive earnings.
NOTE 7
Earnings per share. The Company’s basic earnings per share was calculated by dividing net earnings by the weighted-average number of shares of Common Stock and Class B Common Stock outstanding during the reporting periods.
To calculate diluted earnings per share, the number of shares determined above was increased by assuming the issuance of all dilutive shares during the same reporting periods. The treasury stock method was used to calculate the additional number of shares. The only potentially dilutive effect on earnings per share for the Company relates to its stock option plan. In calculating the effect of options and determining diluted earnings per share, the weighted-average number of shares used in calculating basic earnings per share was increased 83,000 and 88,000 for the three months ended June 30, 2007 and 2006, respectively, and 87,000 and 103,000 for the six months ended June 30, 2007 and 2006, respectively.
Options to purchase 133,000 shares were excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2007. Options to purchase 133,000 and 67,000 shares were excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2006, respectively. These options were considered anti-dilutive since the exercise prices of the options were greater than the weighted-average market values of the shares for the periods.
NOTE 8
Contingent liabilities and commitments. At June 30, 2007, the Company was contingently liable for guarantees of indebtedness owed primarily to banks and others by certain third parties. The guarantees relate primarily to business expansion and expire no later than 2019. At June 30, 2007, the maximum potential future payments on the guarantees amounted to $10.1 million. Management believes that the related underlying assets and available collateral, primarily corporate stock and title plants, would enable the Company to recover amounts paid under the guarantees. The Company believes no provision for losses is needed because no loss is expected on these guarantees. The Company’s accrued liability related to the non-contingent value of third-party guarantees was $0.3 million at June 30, 2007.
In the ordinary course of business the Company guarantees the third-party indebtedness of certain of its consolidated subsidiaries. At June 30, 2007, the maximum potential future payments on the guarantees was not more than the related notes payable recorded in the condensed consolidated balance sheets. The Company also guarantees the indebtedness related to lease obligations of certain of its consolidated subsidiaries. The maximum future obligations arising from these lease-related guarantees are not more than the Company’s future minimum lease payments. In addition, the Company has unused letters of credit amounting to $3.7 million related primarily to workers’ compensation coverage.

The Company is also subject to lawsuits incidental to its business, most of which involve disputed policy claims. In many of these lawsuits, the plaintiff seeks exemplary or treble damages in excess of policy limits based on the alleged malfeasance of an issuing agency. The Company does not expect that any of these proceedings will have a material adverse effect on its consolidated financial condition or results of operations. Additionally, the Company has received various other inquiries from governmental regulators concerning practices in the insurance industry. Many of these practices do not concern title insurance and the Company does not anticipate that the outcome of these inquiries will materially affect its consolidated financial condition or results of operations. Along with the other major title insurance companies, the Company is party to a number of class actions concerning the title insurance industry and believes that it has adequate reserves for these contingencies and that the likely resolution of these matters will not materially affect its consolidated financial condition or results of operations.
NOTE 9
Regulatory developments. In September 2006, the California Commissioner of Insurance alleged that the Company’s captive reinsurance agreements in California may have constituted improper payments for the placement or referral of title business and is seeking approximately $42 million, as amended, in fines and penalties from the Company. Stewart believes that its reinsurance is traditional reinsurance applied to residential business, which was authorized by the Department of Housing and Urban Development in its August 1997 and 2004 letters on permissible captive reinsurance in residential transactions covered by the Real Estate Settlement and Procedures Act (RESPA). The Company has filed a notice of defense in response to these allegations with the California Department of Insurance, and an administrative hearing is scheduled to begin August 2007. The Company believes that it has adequately reserved for these allegations and that the likely resolution will not materially affect its consolidated financial condition or results of operations.
In addition, the Company is subject to other administrative actions and inquiries into its conduct of business in certain of the states in which it operates. While the Company cannot predict the outcome of these matters, the Company believes that it has adequately reserved for these matters and that the outcome will not materially affect its consolidated financial condition or results of operations.
The rates charged by title insurance underwriters in Florida, a state from which the Company derives a significant portion of its revenues, are currently under review by the Florida Department of Insurance Regulation. In addition, the California Insurance Commissioner filed a rate reduction order that would have reduced title insurance rates in California by 26% commencing in 2009. On February 21, 2007, this rate reduction order was rejected by the California Office of Administrative Law. In May 2007, California’s Insurance Commissioner submitted revised regulations, which, in addition to reducing rates effective January 1, 2010, would increase market conduct and other regulatory actions by the California Department of Insurance. The Company believes that California law requires rates to be established competitively and not by administrative order. The Company cannot predict the outcome of these proposed regulations. However, to the extent that rate decreases are enacted in the future, the outcome could materially affect the Company’s consolidated financial condition and results of operations.
NOTE 10
Subsequent event. On July 27, 2007, the Company announced its plan for the purchase of up to 1.5% (approximately 258,000 shares) of its outstanding Common Stock. The plan does not have an expiration date and may be limited or terminated at any time. Purchases are expected to be made in the open market, although consideration may be given to block trades or privately negotiated transactions. Stock will not be purchased directly from officers or directors of the Company. All purchases will be made in compliance with applicable securities laws and other legal and regulatory requirements that impose daily limits on purchases, including restrictions on the timing and amount of purchases and the prices that the Company may pay.

NOTE 11
Segment information. The Company’s two reportable segments are title and real estate information (REI). Selected financial information related to these segments follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30	JUNE 30	JUNE 30		JUNE 30
	2007	2006	2007		2006
	($000 omitted)
Revenues:
Title	556,932	624,994	1,068,873		1,144,398
REI	16,497	19,735	36,230	(1)	39,754

	573,429	644,729	1,105,103		1,184,152

Intersegment revenues:
Title	120	390	209		691
REI	1,047	837	2,256		1,938

	1,167	1,227	2,465		2,629

Depreciation and amortization:
Title	9,373	7,618	18,693		15,481
REI	776	808	1,341		1,633

	10,149	8,426	20,034		17,114

Earnings (loss) before taxes and minority interests:
Title	19,862	29,645	11,807		36,409
REI	(662)	(21)	2,830	(1)	1,480

	19,200	29,624	14,637		37,889

(1)	Includes a $3.2 million gain from sale of subsidiaries, which is included in investment and other gains – net in the condensed consolidated statements of earnings and comprehensive earnings.

	JUNE 30	DEC 31
	2007	2006
	($000 omitted)
Identifiable assets:
Title	1,396,749	1,387,365
REI	63,494	70,842

	1,460,243	1,458,207

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s overview. We reported net earnings of $5.4 million for the six months ended June 30, 2007 compared with net earnings of $18.4 million for the same period in 2006. On a diluted per share basis, our net earnings were $0.29 for the first six months of 2007 compared with net earnings of $1.00 for the first six months of 2006. Revenues for the first six months decreased 6.7% to $1.1 billion from $1.2 billion for the same period last year.
Our revenue decline for the six months ended June 30, 2007 from the same period in 2006 was primarily due to a decrease in the number of home sales, a decline in home prices, a drop in new home construction and reduced financing activity related, in part, to the sub-prime lending market. This revenue decline was partially offset by an increase in commercial and international transactions. In addition, revenues increased $11.3 million and pretax earnings increased $1.2 million in 2007 due to acquisitions made since the same period in the prior year.
We have responded aggressively to reduce our title office staff and expenses in response to real estate market declines while maintaining staffing to provide superior customer service and gain market share. The current conversion and roll-out phases of our web-based technology will continue to require the current level of investment in technology staff. Excluding the effect of new offices and divestitures, we reduced our company-wide employee headcount approximately 540, or 5.5%, from December 31, 2006 to June 30, 2007 (of which a reduction of approximately 240 occurred in the second quarter). Since the beginning of the downturn in the real estate market at the end of 2005, our employee headcount reduction has been approximately 1,280, or 12.7%.
Increased defaults in the sub-prime lending market have adversely affected the level of activity in this market segment. Our revenues from this market are adversely affected by the decline in activity, and our net earnings may be adversely affected to the extent that title losses and agency defalcations, both of which tend to increase in declining real estate markets, increase as a result of the issues in the sub-prime lending market.
Critical accounting estimates. Actual results can differ from the accounting estimates we report. However, we believe there is no material risk of a change in our estimates that is likely to have a material impact on our reported consolidated financial condition or results of operations as of and for the six months ended June 30, 2007.
Title loss reserves
Our most critical accounting estimate is providing for title loss reserves. Our liability for estimated title losses at June 30, 2007 comprises both known claims ($87.6 million) and our estimate of claims that may be reported in the future ($318.5 million). The amount of the reserve represents the aggregate future payments (net of recoveries) that we expect to incur on policy and escrow losses and in costs to settle claims.
We base our estimates on reported claims, historical loss payment experience, title industry averages and the current legal and economic environment. In making estimates, we use moving-average ratios of recent actual policy loss payment experience (net of recoveries) to premium revenues.
Provisions for title losses, as a percentage of title operating revenues, were 6.4% and 5.7% for the six months ended June 30, 2007 and 2006, respectively. Actual loss payment experience, including the impact of large losses, is the primary reason for increases or decreases in our loss provision. A change of 0.5% in this percentage, a reasonably likely scenario based on our historical loss experience, would have changed the provision for title losses and pretax earnings approximately $5.2 million for the six months ended June 30, 2007.

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
We have consistently followed the same basic method of estimating loss payments for more than 10 years. In addition, for more than 10 years we have consulted at least annually with third-party actuaries, who have reviewed our title loss reserving methodology and resulting reserve calculations and found them to be adequate.
Goodwill and other long-lived assets
Based on our evaluation of goodwill as of June 30, which is completed annually in the third quarter, and events that may indicate impairment of the value of title plants and other long-lived assets, we estimate and expense to current operations any loss in value of these assets. We use third-party appraisers to assist us in determining the fair value of our reporting units and assessing whether an impairment of goodwill exists. The process of determining impairment relies on projections of future cash flows, operating results and market conditions. Uncertainties exist in these projections and are subject to changes relating to factors such as interest rates and overall real estate markets. Actual market conditions and operating results may vary materially from our projections. There were no impairment write-offs of goodwill during the six months ended June 30, 2007 or 2006.
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
Our accruals for revenues on unreported policies from agencies were not material to our total assets or stockholders’ equity for the six months ended June 30, 2007 and 2006. The differences between the amounts our agencies have subsequently reported to us compared to our estimated accruals are substantially offset by any differences arising from the prior year’s accrual and have been immaterial to total assets and stockholders’ equity during each of the three prior years. We believe our process provides the most reliable estimation of the unreported revenues on policies and appropriately reflects the trends in agency policy activity.
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

Factors affecting revenues. The principal factors that contribute to increases in operating revenues for our title and REI segments include:
•	declining mortgage interest rates, which usually increase home sales and refinancing transactions;

•	higher ratio of purchase transactions compared with refinance transactions;

•	rising home prices;

•	increasing consumer confidence;

•	increasing demand by buyers;

•	increasing number of households;

•	increasing availability of appropriate loans for sub-prime borrowers;

•	higher premium rates;

•	increasing market share;

•	opening of new offices and acquisitions; and

•	increasing number of commercial transactions, which typically yield higher premiums.
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
Regulatory developments. In September 2006, the California Commissioner of Insurance alleged that our captive reinsurance agreements in California may have constituted improper payments for the placement or referral of title business and is seeking approximately $42 million, as amended, in fines and penalties from us. We believe that our reinsurance is traditional reinsurance applied to residential business, which was authorized by the Department of Housing and Urban Development in its August 1997 and 2004 letters on permissible captive reinsurance in residential transactions covered by the Real Estate Settlement and Procedures Act (RESPA). We have filed a notice of defense in response to these allegations with the California Department of Insurance, and an administrative hearing is scheduled to begin August 2007. We believe that we have adequately reserved for these allegations and that the likely resolution will not materially affect our consolidated financial condition or results of operations.
In addition, we are subject to other administrative actions and inquiries into our conduct of business in certain of the states in which we operate. While we cannot predict the outcome of these matters, we believe that we have adequately reserved for these matters and that the outcome will not materially affect our consolidated financial condition or results of operations.
The rates charged by title insurance underwriters in Florida, a state from which we derive a significant portion of our revenues, are currently under review by the Florida Department of Insurance Regulation. In addition, the California Insurance Commissioner filed a rate reduction order that would have reduced title insurance rates in California by 26% commencing in 2009. On February 21, 2007, this rate reduction order was rejected by the California Office of Administrative Law. In May 2007, California’s Insurance Commissioner submitted revised regulations, which, in addition to reducing rates effective January 1, 2010, would increase market conduct and other regulatory actions by the California Department of Insurance. We believe that California law requires rates to be established competitively and not by administrative order. We cannot predict the outcome of these proposed regulations. However, to the extent that rate decreases are enacted in the future, the outcome could materially affect our consolidated financial condition and results of operations.
RESULTS OF OPERATIONS
A comparison of our results of operations for the three and six months ended June 30, 2007 with the three and six months ended June 30, 2006 follows. Factors contributing to fluctuations in results of operations are presented in order of monetary significance. We have quantified, when necessary, significant changes.

Our statements on home sales and loan activity are based on published industry data from sources including Fannie Mae, the National Association of Realtors®, the Mortgage Bankers Association and Freddie Mac. We also use information from our direct operations.
SIX MONTHS ENDED JUNE 30, 2007 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2006
Operating environment. According to published industry data, interest rates for 30-year fixed-rate mortgages, excluding points, for the six months ended June 30, 2007 averaged 6.3% compared with 6.4% for the same period in 2006. Mortgage interest rates fluctuated during 2006 from a high of 6.8% in July 2006 to a low of 6.1% in December 2006. Mortgage interest rates averaged 6.2% in the first quarter of 2007 and rose to 6.7% in June 2007.
Sales of new and existing homes decreased 22.3% and 11.4%, respectively, in the first six months of 2007 compared with the same period in 2006. June 2007 existing home sales saw a seasonally adjusted annual rate of 5.75 million versus 6.49 million a year earlier. One-to-four family residential lending declined from an estimated $1.35 trillion in the first six months of 2006 to $1.32 trillion in the first six months of 2007. The decline in lending volume was primarily a result of decreasing home sales and prices, a drop in new home construction and, in part, a major decline of the sub-prime lending market. Refinance activity increased from 46.9% of lending volume in the first six months of 2006 to 51.3% in the first six months of 2007. Refinance premium rates are typically 60% of the title premium revenue of a similarly priced sales transaction.
Our order levels for the first six months of 2007 compared with the first six months of 2006 decreased 10.7% as a result of the continued softening of the housing market that resulted from decreased home sales and prices and a major decline of the sub-prime lending market. The decline in our orders for 2007 was partially offset by acquisitions. Order levels in the month of June 2007 were down 13.6% from the same month in 2006.
Title revenues. Our revenues from direct operations decreased $3.4 million, or 0.7%, in the first half of 2007 compared with the first half of 2006. Acquisitions made since the same period in the prior year added revenues of $11.3 million in the first six months of 2007. Revenues from commercial and large transactions in the first six months of 2007 increased $23.8 million over prior-year levels. These increases were offset by the decline in residential transaction volume. The largest revenue decreases were in Florida, Nevada, California and Arizona, partially offset by increases in Canada, New York and Texas.
The number of direct closings we handled decreased 15.9% in the first six months of 2007 compared with the first six months of 2006. However, in the first six months of 2007, the average revenue per closing increased 11.7%, primarily due to the increase in commercial transactions compared with same period in 2006.
Revenues from agencies decreased $73.2 million, or 11.8%, in the first six months of 2007 compared with the first six months of 2006. This decrease was primarily due to the impact of a reduction in home sales and prices in most markets. The largest decreases in revenues from agencies in the first six months of 2007 were in Florida, Virginia, California, New Jersey and Ohio, partially offset by an increase in New York.
The Texas Department of Insurance reduced title insurance premium rates 3.2% effective February 1, 2007, which would have represented a decrease in premiums, net of amounts retained by agencies, of $6.6 million for the year 2006.
REI revenues. Real estate information operating revenues were $33.0 million and $39.8 million in the first six months of 2007 and 2006, respectively. The decrease from 2006 resulted primarily from the sale in early January 2007 of GlobeXplorer and AirPhotoUSA and a reduced number of Internal Revenue Code Section 1031 tax-deferred property exchanges.

As noted above, we sold our mapping and aerial photography businesses, GlobeXplorer and AirPhotoUSA, to DigitalGlobe® but continue to acquire spatial and digital imagery from these companies and use these images in certain of the products sold in our operations or directly sell these images through our real estate information portal, PropertyInfo.com. We recorded a pretax gain of $3.2 million from the sale of these subsidiaries, which is included in our results of operations in investment and other gains – net. The impact of these businesses’ operations was not material to our consolidated financial condition, results of operations or cash flows.
Investments. Investment income increased $1.3 million, or 7.6%, in the first six months of 2007 compared with the first six months of 2006 primarily due to higher yields. Certain investment gains and losses were realized as part of the ongoing management of the investment portfolio for the purpose of improving performance.
Retention by agencies. The amounts retained by agencies, as a percentage of revenues generated by them, were 81.1% and 80.7% in the first six months of 2007 and 2006, respectively. Amounts retained by title agencies are based on agreements between agencies and our title underwriters. This retention percentage may vary from year-to-year because of the geographical mix of agency operations, the volume of title revenues and, in some states, laws or regulations.
Employee costs. Our employee costs and certain other operating expenses are sensitive to inflation. Employee costs for the six months ended June 30, 2007 decreased $6.9 million, or 1.9%, to $355.9 million from $362.8 million for the first six months of 2006. The number of persons we employed at June 30, 2007 and 2006 was approximately 9,400 and 10,200, respectively. Excluding the effect of new offices and divestitures, we reduced our company-wide employee headcount at June 30, 2007 approximately 1,020, or 9.9%, compared with June 30, 2006 (of which a reduction of 540 occurred in the first six months of 2007). Employee costs were approximately $6.6 million lower in the first six months of 2007 compared with the first six months of 2006 due to a decline to a more normal level both in the number and dollar amount of major medical claims.
Partially offsetting the decreases in headcount and medical claims in the first six months of 2007 were annual raises, as well as salary increases in highly competitive marketplaces in which we operate. In addition, employee costs in areas of technology development and commercial business, which increased significantly in 2007, resulted in an increase in our average cost per employee. Acquisitions made since the same period in the prior year increased our employee headcount approximately 300 and added $6.7 million in employee costs for the six months ended June 30, 2007.
In our REI segment, employee costs for the first six months of 2007 were comparable to the same period in 2006. Decreases in employee costs from our Section 1031 tax-deferred exchange business and the sale of our mapping and aerial photography businesses were offset by increases in employee costs at existing and acquired businesses.
Other operating expenses. Other operating expenses increased $1.6 million, or 0.8%, in the first six months of 2007 compared with the first six months of 2006. Acquisitions made since the same period in the prior year increased other operating expenses approximately $2.6 million in the first six months of 2007. The increase in other operating expenses was also due to search fees of $4.8 million resulting from the increase in commercial business, rent, including other occupancy, and regulatory and other matters, partially offset by decreases in technology costs, certain REI expenses, insurance and travel. Other operating expenses also include supplies, business promotion, attorney fees, repairs and maintenance, postage and telephone. Most of these operating expenses follow, to varying degrees, the changes in transaction volume and revenues.
Title losses. Provisions for title losses, as a percentage of title operating revenues, were 6.4% in the first half of 2007 compared with 5.7% in the first half of 2006. Title loss reserves in 2007 included $7.4 million for large title claims compared with $4.9 million in 2006. The large title losses in 2006 related to defalcations by two independent title agencies.
Income taxes. Our effective tax rates, based on earnings before taxes and after deducting minority interests ($8.3 million and $28.8 million for the six months ended June 30, 2007 and 2006, respectively), were 35.3% and 36.4% for the first six months of 2007 and 2006, respectively. Our annual effective tax rate was 34.8% for 2006.

THREE MONTHS ENDED JUNE 30, 2007 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2006
Operating environment. According to published industry data, interest rates for 30-year fixed-rate mortgages, excluding points, for the three months ended June 30, 2007 averaged 6.4% compared with 6.6% for the same period in 2006 and were 6.7% in June 2007.
Seasonally adjusted annual rates for sales of new and existing homes decreased in the second quarter of 2007 from the same period in 2006 15.9% and 12.8%, respectively. One-to-four family residential lending decreased from an estimated $748 billion in the second quarter of 2006 to $706 billion in the second quarter of 2007. The decline in lending volume was primarily a result of decreasing home sales and prices, a drop in new home construction, and, in part, a major decline of the sub-prime lending market. Refinance activity increased from 44.2% of lending volume in the second quarter of 2006 to 47.8% in the second quarter of 2007. Refinance premium rates are typically 60% of the title premium revenue of a similarly priced sales transaction.
Our order levels for the second quarter of 2007 compared with the second quarter of 2006 decreased 11.1% as a result of the continued softening of the housing market that resulted from decreased home sales and prices and the major decline of the sub-prime lending market. The decline in order counts for 2007 was partially offset by acquisitions.
Title revenues. Our revenues from direct operations decreased $5.2 million, or 1.9%, in the second quarter of 2007 compared with the second quarter of 2006. Acquisitions made since the same period in the prior year added revenues of $6.2 million in the second quarter of 2007. Revenues from commercial and large transactions in the second quarter of 2007 increased $11.2 million over prior-year levels. These increases were offset by the decline in residential transaction volume. The largest revenue decreases were in California and Florida, partially offset by increases in Canada and New York.
The number of direct closings we handled decreased 14.9% in the second quarter of 2007 compared with the second quarter of 2006. However, the average revenue per closing increased 7.3% in the second quarter of 2007 primarily due to the increase in commercial transactions compared with same quarter in 2006.
Revenues from agencies decreased $63.8 million, or 18.7%, for the three months ended June 30, 2007 compared with the three months ended June 30, 2006. This decrease was due to the impact from a reduction in home sales and prices in most markets. The largest decreases in revenues from agencies in the second quarter of 2007 were in Florida, California, Ohio and Virginia, partially offset by an increase in New York.
REI revenues. Real estate information operating revenues were $16.5 million and $19.7 million in the second quarters of 2007 and 2006, respectively. The decrease from 2006 resulted primarily from the sale in early January 2007 of GlobeXplorer and AirPhotoUSA and a reduced number of Internal Revenue Code Section 1031 tax-deferred property exchanges.
Investments. Investment income increased $0.8 million, or 9.2%, in the second quarter of 2007 compared with the second quarter of 2006 primarily due to higher yields. Certain investment gains and losses were realized as part of the ongoing management of the investment portfolio for the purpose of improving performance.
Retention by agencies. The amounts retained by agencies, as a percentage of revenues generated by them, were 80.6% and 80.8% in the second quarters of 2007 and 2006, respectively. Amounts retained by title agencies are based on agreements between agencies and our title underwriters. This retention percentage may vary from year-to-year because of the geographical mix of agency operations, the volume of title revenues and, in some states, laws or regulations.

Employee costs. Our employee costs and certain other operating expenses are sensitive to inflation. Employee costs for the three months ended June 30, 2007 decreased $4.6 million, or 2.5%, to $179.1 million from $183.7 million for the three months ended June 30, 2006. Excluding the effect of new offices and divestitures, we reduced our company-wide employee headcount approximately 240 in the second quarter of 2007. Employee costs were approximately $2.6 million lower in the second quarter of 2007 compared with the second quarter of 2006 due to a decline to a more normal level both in the number and dollar amount of major medical claims.
Partially offsetting the decreases in headcount and medical claims in the second quarter of 2007 were annual raises, as well as salary increases in highly competitive marketplaces in which we operate. In addition, employee costs in areas of technology development and commercial business, which increased significantly in 2007, resulted in an increase in our average cost per employee. Acquisitions made since the same period in the prior year added $3.9 million in employee costs for the three months ended June 30, 2007.
In our REI segment, employee costs for the second quarter of 2007 were comparable to the same period in 2006. Decreases in employee costs from our Section 1031 property exchange business and the first quarter 2007 sale of our mapping and aerial photography businesses were offset by increases in employee costs at existing and acquired businesses.
Other operating expenses. Other operating expenses decreased $2.2 million, or 2.0%, in the second quarter of 2007 compared with the second quarter of 2006. Acquisitions made since the same period in the prior year increased other operating expenses approximately $1.6 million in the second quarter of 2007. The decrease in other operating expenses was due to decreases in technology costs, insurance, premium taxes and travel, partially offset by increases in outside searches of $3.9 million resulting from the increase in our commercial business. Other 2007 decreases included business promotion and supplies. Other operating expenses also include attorney fees, rent and other occupancy and auto expenses. Most of these operating expenses follow, to varying degrees, the changes in transaction volume and revenues.
Title losses. Provisions for title losses, as a percentage of title operating revenues, were 6.4% in each of the second quarters of 2007 and 2006.
Income taxes. Our effective tax rates, based on earnings before taxes and after deducting minority interests ($15.7 million and $24.4 million for the three months ended June 30, 2007 and 2006, respectively), were 35.4% and 35.7% for the quarters ended June 30, 2007 and 2006, respectively. Our annual effective tax rate was 34.8% for 2006.

Liquidity. Cash provided by operations was $19.4 million and $14.4 million for the first six months of 2007 and 2006, respectively. Cash provided by operations increased in the first six months of 2007 compared with the first six months of 2006 due to decreases in payments of accounts and taxes payable and title loss payments, partially offset by the decrease in earnings. Cash flow from operations has been the primary source of financing for additions to property and equipment, expanding operations, dividends to stockholders, purchases of our Common Stock and other requirements. This source is supplemented by bank borrowings, typically in connection with acquisitions.
The most significant non-operating source of cash was from proceeds of investments matured and sold in the amounts of $180.3 million and $264.8 million in the first six months of 2007 and 2006, respectively. We used cash for the purchases of investments in the amounts of $168.7 million and $209.5 million in the first six months of 2007 and 2006, respectively.
Unrealized gains and losses on investments, net of taxes, are reported in accumulated other comprehensive earnings, a component of stockholders’ equity, until realized. During the first six months of 2007 and 2006, unrealized investment losses reduced comprehensive earnings $3.6 million and $6.5 million, respectively, net of taxes. These unrealized investment losses were primarily related to changes in bond values caused by interest rate increases.

During the first six months of 2007 and 2006, acquisitions resulted in additions to goodwill of $12.0 million and $23.2 million, respectively.
A substantial majority of our consolidated cash and investments at June 30, 2007 was held by Stewart Title Guaranty Company (Guaranty) and its subsidiaries. The use and investment of these funds, dividends to us and cash transfers between Guaranty and its subsidiaries and us are subject to certain legal restrictions. See Notes 2 and 3 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.
Our liquidity at June 30, 2007, excluding Guaranty and its subsidiaries, was comprised of cash and investments aggregating $53.8 million and short-term liabilities of $3.8 million. We know of no commitments or uncertainties that are likely to materially affect our ability to fund cash needs.
Loss reserves. Our loss reserves are fully funded, segregated and invested in high-quality securities and short-term investments, as required by the insurance regulators of the states in which our underwriters are domiciled. At June 30, 2007, these investments aggregated $461.1 million and our estimated title loss reserves were $406.1 million.
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
Capital resources. We consider our capital resources to be adequate. We expect external capital resources will be available, if needed, because of our low debt-to-equity ratio. Notes payable and stockholders’ equity were $112.7 million and $810.1 million, respectively, at June 30, 2007. We are not aware of any trends, either favorable or unfavorable, that would materially affect notes payable or stockholders’ equity. We do not expect any material changes in the mix or relative cost of such resources. Significant acquisitions in the future could materially affect the notes payable or stockholders’ equity balances.
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

Item 4. Controls and Procedures
Our principal executive officers and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2007, have concluded that, as of such date, our disclosure controls and procedures are adequate and effective to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.
There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. As a result, no corrective actions were required or undertaken.
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

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
In September 2006, the California Commissioner of Insurance alleged that our captive reinsurance agreements in California may have constituted improper payments for the placement or referral of title business and is seeking approximately $42 million, as amended, in fines and penalties from us. We believe that our reinsurance is traditional reinsurance applied to residential business, which was authorized by the Department of Housing and Urban Development in its August 1997 and 2004 letters on permissible captive reinsurance in residential transactions covered by the Real Estate Settlement and Procedures Act (RESPA). We have filed a notice of defense in response to these allegations with the California Department of Insurance, and an administrative hearing is scheduled to begin August 2007. We believe that we have adequately reserved for these allegations and that the likely resolution will not materially affect our consolidated financial condition or results of operations.
In addition, we are subject to other administrative actions and inquiries into our conduct of business in certain of the states in which we operate. While we cannot predict the outcome of these matters, we believe that we have adequately reserved for these matters and that the outcome will not materially affect our consolidated financial condition or results of operations.
The rates charged by title insurance underwriters in Florida, a state from which we derive a significant portion of our revenues, are currently under review by the Florida Department of Insurance Regulation. In addition, the California Insurance Commissioner filed a rate reduction order that would have reduced title insurance rates in California by 26% commencing in 2009. On February 21, 2007, this rate reduction order was rejected by the California Office of Administrative Law. In May 2007, California’s Insurance Commissioner submitted revised regulations, which, in addition to reducing rates effective January 1, 2010, would increase market conduct and other regulatory actions by the California Department of Insurance. We believe that California law requires rates to be established competitively and not by administrative order. We cannot predict the outcome of these proposed regulations. However, to the extent that rate decreases are enacted in the future, the outcome could materially affect our consolidated financial condition and results of operations.
Item 1A. Risk Factors
There have been no changes during the quarter ended June 30, 2007 to our risk factors as listed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 4. Submission of Matters to a Vote of Security Holders
(a)	Our Annual Meeting of Stockholders was held on April 27, 2007 for the purposes of electing our Board of Directors and approving an amendment to and restatement of our 2005 Long-Term Incentive Plan.
(b)	Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, and there was no solicitation in opposition to management’s solicitations. All of our nominees were elected.
(c)	Stockholder votes with respect to the election of directors at our Annual Meeting were as follows:
(i)	Directors elected by Common stockholders:

	Number of shares
		Votes
	Votes for	withheld/against
Robert L. Clarke	15,622,967	578,935
Nita B. Hanks	15,499,929	701,973
Dr. E. Douglas Hodo	15,386,356	815,546
Laurie C. Moore	15,621,540	580,362
Dr. W. Arthur Porter	15,624,242	577,660
(ii)	Directors elected by Class B Common stockholders:

	Number of shares
		Votes
	Votes for	withheld/against
Max Crisp	1,050,012	—
Paul W. Hobby	1,050,012	—
Malcolm S. Morris	1,050,012	—
Stewart Morris, Jr.	1,050,012	—
There were no broker non-votes with respect to the election of directors.
Item 5. Other Information
On July 27, 2007, we announced a plan for the purchase of up to 1.5% (approximately 258,000 shares) of our outstanding Common Stock. The plan does not have an expiration date and may be limited or terminated at any time. Purchases are expected to be made in the open market, although consideration may be given to block trades or privately negotiated transactions. Stock will not be purchased directly from officers or directors of the Company. All purchases will be made in compliance with applicable securities laws and other legal and regulatory requirements that impose daily limits on purchases, including restrictions on the timing and amount of purchases and the prices that we may pay.
We had a book value per share of $44.31 and $44.00 at June 30, 2007 and December 31, 2006, respectively. At June 30, 2007, this measure was based on approximately $810.1 million of stockholders’ equity and 18,279,944 shares outstanding. At December 31, 2006, this measure was based on approximately $802.3 million of stockholders’ equity and 18,231,270 shares outstanding.
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

August 4, 2007
Date

Stewart Information Services Corporation

Registrant

By:	/s/	Max Crisp

Max Crisp, Executive Vice President and
Chief Financial Officer, Secretary, Treasurer,
Director and Principal Financial Officer

INDEX TO EXHIBITS

Exhibit
3.1		-	Certificate of Incorporation of the Registrant, as amended March 19, 2001 (incorporated by reference in this report from Exhibit 3.1 of the Annual Report on Form 10-K for the year ended December 31, 2000)

3.2		-	By-Laws of the Registrant, as amended March 13, 2000 (incorporated by reference in this report from Exhibit 3.2 of the Annual Report on Form 10-K for the year ended December 31, 2000)

4.1		-	Rights of Common and Class B Common Stockholders (incorporated by reference to Exhibits 3.1 and 3.2 hereto)

10.2		-	Stewart Information Services Corporation 2005 Long-Term Incentive Plan, as amended and restated March 12, 2007 (incorporated by reference in this report from Annex A of the Proxy Statement dated March 27, 2007)

31.1	*	-	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	-	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	*	-	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	-	Certification of Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	-	Certification of Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	*	-	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	*	-	Details of investments

*	Filed herewith