Form 10-Q
period 2007-09-30
STEWART INFORMATION SERVICES CORP
filed 2007-11-06
CIK 94344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
On November 1, 2007, the following shares of each of the issuer’s classes of common stock were outstanding:

Common	16,979,028
Class B Common	1,050,012

FORM 10-Q QUARTERLY REPORT
QUARTER ENDED SEPTEMBER 30, 2007

Item		Page
	PART I – FINANCIAL INFORMATION

1.	Financial Statements	1

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

3.	Quantitative and Qualitative Disclosures About Market Risk	18

4.	Controls and Procedures	18

	PART II – OTHER INFORMATION

1.	Legal Proceedings	20

1A.	Risk Factors	20

5.	Other Information	21

6.	Exhibits	21

	Signature	22
Certification of Co-Chief Executive Officer Pursuant to Section 302
Certification of Co-Chief Executive Officer Pursuant to Section 302
Certification of Chief Financial Officer Pursuant to Section 302
Certification of Co-Chief Executive Officer Pursuant to Section 906
Certification of Co-Chief Executive Officer Pursuant to Section 906
Certification of Chief Financial Officer Pursuant to Section 906
Details of Investments
As used in this report, “we”, “us”, “our”, the “Company”, and “Stewart” mean Stewart Information Services Corporation and our subsidiaries, unless the context indicates otherwise.

STEWART INFORMATION SERVICES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF
EARNINGS AND COMPREHENSIVE EARNINGS

	THREE MONTHS		NINE MONTHS
	ENDED		ENDED
	SEPT 30	SEPT 30	SEPT 30	SEPT 30
	2007	2006	2007	2006
	($000 omitted)

Revenues
Title insurance:
Direct operations	234,161	262,610	734,203	766,041
Agency operations	235,621	348,842	784,309	970,685

Real estate information	16,510	20,161	49,540	59,915
Investment income	8,800	8,750	27,018	25,683
Investment and other gains – net	6,826	1,158	11,950	3,349

	501,918	641,521	1,607,020	1,825,673

Expenses
Amounts retained by agencies	189,596	282,592	634,738	784,403
Employee costs	170,422	183,447	526,310	546,218
Other operating expenses	103,245	101,758	302,129	299,003
Title losses and related claims	46,642	35,374	113,618	99,849
Depreciation and amortization	10,403	9,791	30,437	26,905
Interest	1,512	1,577	5,054	4,424

	521,820	614,539	1,612,286	1,760,802

(Loss) earnings before taxes and minority interests	(19,902)	26,982	(5,266)	64,871
Income tax (benefit) expense	(9,162)	7,942	(6,241)	18,431
Minority interests	3,530	4,890	9,883	13,933

Net (loss) earnings	(14,270)	14,150	(8,908)	32,507

Changes in other comprehensive earnings, net of taxes of $3,963, $4,014, $4,258 and $1,139	7,360	7,455	7,907	2,115

Comprehensive (loss) earnings	(6,910)	21,605	(1,001)	34,622

Basic (loss) earnings per share:
Net (loss) earnings per share	(0.79)	0.78	(0.49)	1.79
Average shares outstanding	18,114	18,223	18,206	18,210

Diluted (loss) earnings per share:
Net (loss) earnings per share	(0.79)	0.77	(0.49)	1.78
Average shares outstanding	18,114	18,297	18,206	18,302

See notes to condensed consolidated financial statements.

STEWART INFORMATION SERVICES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	SEPT 30	DEC 31
	2007	2006
	($000 omitted)

Assets
Cash and cash equivalents	112,099	136,137
Short-term investments	105,530	161,711
Investments – statutory reserve funds	505,998	490,540
Investments – other	101,508	78,249
Receivables – premiums from agencies	48,940	58,023
Receivables – other	72,746	61,556
Allowance for uncollectible amounts	(10,204)	(9,112)
Property and equipment	103,096	99,325
Title plants	76,867	70,324
Goodwill	207,883	204,302
Intangible assets	18,107	15,444
Other assets	106,024	91,708

	1,448,594	1,458,207

Liabilities
Notes payable	110,269	109,549
Accounts payable and accrued liabilities	98,972	130,589
Estimated title losses	421,089	384,396
Deferred income taxes	8,008	14,139
Minority interests	16,293	17,272

	654,631	655,945

Contingent liabilities and commitments

Stockholders’ equity
Common and Class B Common Stock and additional paid-in capital	140,924	148,517
Retained earnings	641,168	649,598
Accumulated other comprehensive earnings	15,968	8,061
Treasury stock – 330,407 and 325,829 Common shares	(4,097)	(3,914)

Total stockholders’ equity (18,029,040 and 18,231,270 shares outstanding)	793,963	802,262

	1,448,594	1,458,207

See notes to condensed consolidated financial statements.

STEWART INFORMATION SERVICES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED
	SEPT 30	SEPT 30
	2007	2006
	($000 omitted)

Reconciliation of net (loss) earnings to cash provided by operating activities:
Net (loss) earnings	(8,908)	32,507
Add (deduct):
Depreciation and amortization	30,437	26,905
Provision for deferred income taxes	(9,695)	(5,392)
Realized investment gains	(11,950)	(3,349)
Provisions for title losses in excess of payments	35,670	19,999
Decrease in receivables – net	3,517	2,431
Increase in other assets – net	(7,123)	(13,447)
Decrease in payables and accrued liabilities – net	(29,569)	(21,162)
Minority interests	9,883	13,933
Net earnings from equity investees	(2,543)	(3,489)
Dividends received from equity investees	3,410	3,621
Other – net	1,681	2,565

Cash provided by operating activities	14,810	55,122

Investing activities:
Proceeds from investments matured and sold	316,593	338,780
Purchases of investments	(294,447)	(315,316)
Purchases of property and equipment, title plants and real estate – net	(32,542)	(24,437)
Increases in notes receivable	(10,870)	(1,350)
Collections on notes receivable	1,340	1,421
Cash received for the sale of real estate	4,971	–
Cash paid for cost-basis investments, equity investees and related intangibles	(2,410)	(1,480)
Cash paid for acquisitions of subsidiaries – net (see below)	(9,664)	(38,191)

Cash used by investing activities	(27,029)	(40,573)

Financing activities:
Stock purchases	(9,472)	–
Distributions to minority interests	(10,891)	(13,870)
Proceeds from notes payable	18,116	9,316
Payments on notes payable	(16,903)	(20,666)
Proceeds from exercise of stock options	433	851

Cash used by financing activities	(18,717)	(24,369)

Effects of changes in foreign currency exchange rates	6,898	2,668

Decrease in cash and cash equivalents	(24,038)	(7,152)

Cash and cash equivalents at beginning of period	136,137	134,734

Cash and cash equivalents at end of period	112,099	127,582

Supplemental information:
Assets acquired:
Goodwill	12,848	32,861
Investments	981	13,429
Property and equipment	1,107	4,695
Title plants	4,056	8,744
Intangible assets	550	3,245
Other	703	1,261
Liabilities assumed	(5,477)	(7,965)
Debt issued	(5,104)	(18,079)

Cash paid for acquisitions of subsidiaries – net	9,664	38,191

See notes to condensed consolidated financial statements.

STEWART INFORMATION SERVICES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1
Interim financial statements. The financial information contained in this report for the three and nine months ended September 30, 2007 and 2006, and as of September 30, 2007, is unaudited. This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
A. Management’s responsibility. The accompanying financial statements were prepared by management, which is responsible for their integrity and objectivity. These financial statements have been prepared in accordance with U.S. GAAP, including management’s best judgments and estimates. In the opinion of management, all adjustments necessary for a fair presentation of this information for all interim periods, consisting only of normal recurring accruals, have been made. The results of operations for the interim periods are not necessarily indicative of results for a full year and actual results could differ from estimates.
B. Reclassifications. Certain amounts in the 2006 interim financial statements have been reclassified for comparative purposes. Net earnings and stockholders’ equity, as previously reported, were not affected.
C. Consolidation. The condensed consolidated financial statements include all subsidiaries in which the Company owns more than 50% voting rights in electing directors, and variable interest entities when required by FIN 46(R). Unconsolidated investees, in which the Company typically owns 20% through 50% of the equity, are accounted for by the equity method. All significant intercompany amounts and transactions are eliminated and provisions have been made for minority interests.
D. Retained earnings. Retained earnings, as reported at September 30, 2007, includes an increase of $478,000 related to the recovery of an excess distribution to a minority interest.
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

As a result of the implementation of FIN 48, the Company recognized no change in its liability or reduction in its net deferred tax asset for unrecognized tax benefits. The Company has no significant unrecognized tax benefits. With few exceptions, the Company is no longer subject to U.S. federal, state, and local, or non-U.S. income tax examinations by taxing authorities for years before 2000.
NOTE 4
Equity investees. Earnings related to equity investees (in which the Company typically owns 20% through 50% of the equity) were approximately $1.0 million and $0.9 million for the three months ended September 30, 2007 and 2006, respectively, and $2.5 million and $3.5 million for the nine months ended September 30, 2007 and 2006, respectively. These amounts are included in title insurance – direct operations in the condensed consolidated statements of earnings and comprehensive earnings.
NOTE 5
Stock option plan. The Company accounts for its stock option plan in accordance with SFAS No. 123(R), “Share-Based Payment”, using the modified prospective method under which share-based compensation expense is recognized for new share-based awards granted, and any outstanding awards that are modified, repurchased or cancelled subsequent to January 1, 2006. Compensation expense is based on the fair value of the options, which is estimated using the Black-Scholes Model. All options expire 10 years from the date of grant and are granted at the closing market price of the Company’s Common Stock on the date of grant. There are no unvested awards since all options are immediately exercisable.
There were no options granted during the nine months ended September 30, 2007. The Company recognized compensation expense of $0.4 million, based on a fair value per option of $16.32, related to options granted during the nine months ended September 30, 2006. The Company assumed a dividend yield of 2.0%, an expected life of seven years, an expected volatility of 35.1% and a risk-free interest rate of 8.0% for options granted during the nine months ended September 30, 2006.
A summary of the status of the Company’s stock option plan follows:

		Weighted-
		average
		exercise
	Shares	prices ($)

Exercisable at December 31, 2006	433,356	29.11
Granted	—	—
Exercised	(29,156)	18.92

Exercisable at September 30, 2007	404,200	29.84

At September 30, 2007, the weighted-average remaining contractual life of options outstanding was 5.1 years and the aggregate intrinsic value of dilutive options was $3.2 million. The aggregate intrinsic values of options exercised during the nine months ended September 30, 2007 and 2006 were $0.6 million and $1.2 million, respectively. The tax benefit of options exercised during the nine months ended September 30, 2007 was not material. The Company recognized a tax benefit of $0.3 million related to options exercised during the nine months ended September 30, 2006.

NOTE 6
Stock purchases. In November 2006, the Company’s Board of Directors approved a plan to purchase up to 1.5% of its outstanding Common Stock. On July 27, 2007, the Company announced its plan and began purchasing shares of its Common Stock. By September 30, 2007, the Company had purchased 1.5%, or 258,234 shares, at an average price of $36.63 per share, and, accordingly, the plan expired. All stock purchases were made in the open market and no stock was purchased directly from officers or directors of the Company. All purchases were made in compliance with applicable securities laws and other legal and regulatory requirements. The Company has cancelled all shares that were purchased under this plan and, accordingly, the purchases are reflected as a reduction of Common Stock and additional paid-in capital in the accompanying condensed consolidated balance sheet as of September 30, 2007.
NOTE 7
Earnings per share. The Company’s basic earnings per share was calculated by dividing net earnings by the weighted-average number of shares of Common Stock and Class B Common Stock outstanding during the reporting periods.
To calculate diluted earnings per share, the number of shares determined above was increased by assuming the issuance of all dilutive shares during the same reporting periods. The treasury stock method was used to calculate the additional number of shares. The only potentially dilutive effect on earnings per share for the Company relates to its stock option plan. In calculating the effect of options and determining diluted earnings per share, the weighted-average number of shares used in calculating basic earnings per share was increased 73,000 and 92,000 for the three and nine months ended September 30, 2006, respectively. As the Company reported a net loss for the three and nine months ended September 30, 2007, there was no calculation of diluted earnings per share as all outstanding options for those periods, 407,000 and 420,000, respectively, were considered anti-dilutive.
Options to purchase 177,000 and 133,000 shares were excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2006, respectively. These options were considered anti-dilutive since the exercise prices of the options were greater than the weighted-average market values of the shares for those periods.
NOTE 8
Contingent liabilities and commitments. At September 30, 2007, the Company was contingently liable for guarantees of indebtedness owed primarily to banks and others by certain third parties. The guarantees primarily relate to business expansion and expire no later than 2019. At September 30, 2007, the maximum potential future payments on the guarantees amounted to $8.4 million. Management believes that the related underlying assets and available collateral, primarily corporate stock and title plants, would enable the Company to recover amounts paid under the guarantees. The Company believes no provision for losses is needed because no loss is expected on these guarantees. The Company’s accrued liability related to the non-contingent value of third-party guarantees was $0.3 million at September 30, 2007.
In the ordinary course of business the Company guarantees the third-party indebtedness of certain of its consolidated subsidiaries. At September 30, 2007, the maximum potential future payments on the guarantees was not more than the related notes payable recorded in the condensed consolidated balance sheets. The Company also guarantees the indebtedness related to lease obligations of certain of its consolidated subsidiaries. The maximum future obligations arising from these lease-related guarantees are not more than the Company’s future minimum lease payments. In addition, the Company has unused letters of credit amounting to $3.7 million primarily related to workers’ compensation coverage.

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
NOTE 9
Regulatory developments. In September 2006, the California Insurance Commissioner alleged that the Company’s captive reinsurance agreements in California may have constituted improper payments for the placement or referral of title business and sought approximately $46.7 million, as amended, in fines and penalties from the Company. Without admitting wrongdoing related to its captive reinsurance agreements, the Company settled this matter with the California Department of Insurance in August 2007 for $1.0 million. The Company had reserved substantially all of the settlement and related costs at June 30, 2007 and, accordingly, the impact of this settlement was not material to its consolidated financial condition or results of operations for the three months ended September 30, 2007.
In January 2007, the California Insurance Commissioner filed a rate reduction order that would have reduced title insurance rates in California by 26% commencing in 2009. However, the Company believes that California law requires rates to be established competitively and not by administrative order. This rate reduction order was rejected by the California Office of Administrative Law in February 2007 and, in May 2007, California’s Insurance Commissioner submitted revised regulations that, in addition to reducing rates effective 2010, would have increased financial and operating data, market conduct and other regulatory requests by the California Department of Insurance. In October 2007, subsequent to several title insurance industry meetings with the California Department of Insurance (CDOI), the state’s Insurance Commissioner proposed to reduce the requirements of data and market conduct requests, delay the effective date to 2011, and eliminate the interim rate reduction previously submitted to the CDOI. These proposals are contingent upon the title insurance industry continuing to work with the CDOI to identify alternative methods of providing the additional data and reforming the existing rate structure.
In addition, the rates charged by title insurance underwriters in Florida, a state from which the Company derives a significant portion of its revenues, are currently under review by the Florida Office of Insurance Regulation.
The Company cannot predict the outcome of proposed regulations. However, to the extent that rate decreases are enacted in the future, the outcome could materially affect its consolidated financial condition and results of operations.
The Company also is subject to other administrative actions and inquiries into its conduct of business in certain of the states in which it operates. While the Company cannot predict the outcome of these matters, it believes that it has adequately reserved for these matters and that the outcome will not materially affect its consolidated financial condition or results of operations.

NOTE 10
Segment information. The Company’s two reportable segments are title insurance-related services (Title) and real estate information (REI). Selected financial information related to these segments follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPT 30	SEPT 30	SEPT 30	SEPT 30
	2007	2006	2007	2006
	($000 omitted)

Revenues:
Title (1)	485,408	621,360	1,557,480	1,765,758
REI (2)	16,510	20,161	49,540	59,915

	501,918	641,521	1,607,020	1,825,673

Intersegment revenues:
Title	100	254	308	945
REI	895	900	3,151	2,838

	995	1,154	3,459	3,783

Depreciation and amortization:
Title	9,603	9,007	28,296	24,487
REI	800	784	2,141	2,418

	10,403	9,791	30,437	26,905

(Loss) earnings before taxes and minority interests:
Title (1) (3)	(19,976)	26,973	(8,170)	63,382
REI (2)	74	9	2,904	1,489

	(19,902)	26,982	(5,266)	64,871

(1)	The three and nine months ended September 30, 2007 include a $5.6 million gain from the sale of real estate, which is included in investment and other gains – net in the condensed consolidated statements of earnings and comprehensive earnings. The real estate was owned by a consolidated subsidiary, which has significant minority interest shareholders. After considering the effects of minority interests and taxes, the sale of real estate resulted in a net gain of approximately $2.0 million for the three and nine months ended September 30, 2007.

(2)	The nine months ended September 30, 2007 includes a $3.2 million gain from the sale of subsidiaries, which is included in investment and other gains – net in the condensed consolidated statements of earnings and comprehensive earnings.

(3)	The three months ended September 30, 2007 includes $6.0 million related to large title claims, a reserve adjustment of $7.5 million related to policy years 2004 through 2006 and a $3.6 million reserve adjustment for the current policy year. The nine months ended September 30, 2007 includes an additional $7.4 million related to large title claims, which was recorded earlier in 2007.

	SEPT 30	DEC 31
	2007	2006
	($000 omitted)

Identifiable assets:
Title	1,385,532	1,387,365
REI	63,062	70,842

	1,448,594	1,458,207

NOTE 11
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
Management’s overview. We reported a net loss of $8.9 million for the nine months ended September 30, 2007 compared with net earnings of $32.5 million for the same period in 2006. On a diluted per share basis, our net loss was $0.49 for the first nine months of 2007 compared with net earnings of $1.78 for the first nine months of 2006. Revenues for the first nine months of 2007 decreased 12.0% to $1.6 billion from $1.8 billion for the same period last year.
Operating results for the nine months ended September 30, 2007 were negatively impacted by the substantial decline in business nationwide related to real estate market conditions, with new and existing home sales declining sharply in August and September. A substantial reduction in both subprime and prime financing activities occurred as a result of the uncertainty in the subprime lending market. However, despite the declines in the domestic residential market, we continued to grow in our commercial and international markets. Acquisitions made since the same period in the prior year increased revenues $18.0 million and contributed pretax earnings of $1.7 million for the nine months ended September 30, 2007.
The sudden and substantial drop in orders in August and September made it more difficult to control expenses quickly to meet our desired results. The relatively fixed-cost component of our ongoing operations and our increased policy losses contributed to our operating loss in 2007. As a result of the decline in financing activity, we experienced a large number of cancellations or delays in closings. This means that the expenses of substantially completing the work had already been incurred but when the loans failed to fund and the closings did not happen, the anticipated revenues were not received.
We are working aggressively to align revenues and expenses and have closed or consolidated approximately 60 unprofitable branch offices year-to-date and additional closings are planned this year. We are also implementing further cost control measures including salary reductions and freezes in specific markets, elimination of overtime, renegotiation of office leases, subleasing of vacated office space and overall expense controls.
In addition, we reduced employee counts company-wide by approximately 810 since the beginning of 2007 and 1,550, or 15.3%, since December 31, 2005. Employee costs in 2007 decreased compared with 2006 as we began to realize the benefits from our efforts to reduce staffing.
Fannie Mae expects the downturn in the real estate and related lending markets to continue through at least 2009. Therefore, our financial condition and results of operations will continue to be adversely affected by the current market conditions.
Critical accounting estimates. Actual results can differ from the accounting estimates we report. Our most critical estimate relates to the provision for title loss reserves. While we do not anticipate significant changes in estimates, there is a risk that such changes could have a material impact on our reported consolidated financial condition or results of operations as of and for the nine months ended September 30, 2007 or future periods.
Title loss reserves
Our most critical accounting estimate is providing for title loss reserves. Our liability for estimated title losses at September 30, 2007 comprises both known claims ($87.9 million) and our estimate of claims that may be reported in the future ($333.2 million). The amount of the reserve represents the aggregate future payments (net of recoveries) that we expect to incur on policy and escrow losses and in costs to settle claims.
We base our estimates on reported claims, historical loss payment experience, title industry averages and the current legal and economic environment. In making estimates, we use moving-average ratios of recent actual policy loss payment experience (net of recoveries) to premium revenues.

Provisions for title losses, as a percentage of title operating revenues, were 7.5% and 5.7% for the nine months ended September 30, 2007 and 2006, respectively. Actual loss payment experience, including the impact of large losses, is the primary reason for increases or decreases in our loss provision. A change of 80 basis points in this percentage, a reasonably likely scenario based on our historical loss experience, would have changed our provision for title losses and pretax earnings approximately $12.1 million for the nine months ended September 30, 2007.
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
Goodwill and other long-lived assets
Our evaluation of goodwill is completed annually in the third quarter using June 30 balances, and when events may indicate impairment of the value of title plants and other long-lived assets. Based on these evaluations, we estimate and expense to current operations any loss in value of these assets. We use third-party appraisers to assist us in determining the fair value of our reporting units and assessing whether an impairment of goodwill exists. The process of determining impairment relies on projections of future cash flows, operating results and market conditions. Uncertainties exist in these projections and are subject to changes relating to factors such as interest rates and overall real estate market conditions. Actual market conditions and operating results may vary materially from our projections. There were no impairment write-offs of goodwill during 2007 or 2006.
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
Our accruals for revenues on unreported policies from agencies were not material to our total assets or stockholders’ equity at September 30, 2007 and 2006. The differences between the amounts our agencies have subsequently reported to us compared to our estimated accruals are substantially offset by any differences arising from the prior year’s accrual and have been immaterial to total assets and stockholders’ equity during each of the three prior years. We believe our process provides the most reliable estimation of the unreported revenues on policies and appropriately reflects the trends in agency policy activity.
Operations. Our business has two operating segments: title insurance-related services and real estate information (REI). These segments are closely related due to the nature of their operations and common customers.

Our primary business is title insurance and settlement-related services. We close transactions and issue title policies on homes and commercial and other real properties located in all 50 states, the District of Columbia and international markets through more than 9,500 policy-issuing offices and agencies. We also provide post-closing lender services, automated county clerk land records, property ownership mapping, geographic information systems, property information reports, flood certificates, document preparation, background checks and expertise in Internal Revenue Code Section 1031 tax-deferred exchanges. Our current level of international operations is immaterial with respect to our consolidated operations.
Factors affecting revenues. The principal factors that contribute to increases in operating revenues for our title and REI segments include (operating revenues will be negatively impacted by trends in the opposite direction):
•	declining mortgage interest rates, which usually increase home sales and refinancing transactions;

•	higher ratio of purchase transactions compared with refinance transactions;

•	rising home prices;

•	increasing consumer confidence;

•	increasing demand by buyers;

•	increasing number of households;

•	increasing availability of appropriate loans for prime and subprime borrowers;

•	higher premium rates;

•	increasing market share;

•	opening of new offices and acquisitions; and

•	increasing number of commercial transactions, which typically yield higher premiums.
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
Regulatory developments. In September 2006, the California Insurance Commissioner alleged that our captive reinsurance agreements in California may have constituted improper payments for the placement or referral of title business and sought approximately $46.7 million, as amended, in fines and penalties from us. Without admitting wrongdoing related to our captive reinsurance agreements, we settled this matter with the California Department of Insurance in August 2007 for $1.0 million. We had reserved substantially all of the settlement and related costs at June 30, 2007 and, accordingly, the impact of this settlement was not material to our consolidated financial condition or results of operations for the three months ended September 30, 2007.
In January 2007, the California Insurance Commissioner filed a rate reduction order that would have reduced title insurance rates in California by 26% commencing in 2009. However, we believe that California law requires rates to be established competitively and not by administrative order. This rate reduction order was rejected by the California Office of Administrative Law in February 2007 and, in May 2007, California’s Insurance Commissioner submitted revised regulations that, in addition to reducing rates effective 2010, would have increased financial and operating data, market conduct and other regulatory requests by the California Department of Insurance. In October 2007, subsequent to several title insurance industry meetings with the California Department of Insurance (CDOI), the state’s Insurance Commissioner proposed to reduce the requirements of data and market conduct requests, delay the effective date to 2011, and eliminate the interim rate reduction previously submitted to the CDOI. These proposals are contingent upon the title insurance industry continuing to work with the CDOI to identify alternative methods of providing the additional data and reforming the existing rate structure.
In addition, the rates charged by title insurance underwriters in Florida, a state from which we derive a significant portion of our revenues, are currently under review by the Florida Office of Insurance Regulation.

We cannot predict the outcome of proposed regulations. However, to the extent that rate decreases are enacted in the future, the outcome could materially affect our consolidated financial condition and results of operations.
We are also subject to other administrative actions and inquiries into our conduct of business in certain of the states in which we operate. While we cannot predict the outcome of these matters, we believe that we have adequately reserved for these matters and that the outcome will not materially affect our consolidated financial condition or results of operations.
RESULTS OF OPERATIONS
A comparison of our results of operations for the three and nine months ended September 30, 2007 with the three and nine months ended September 30, 2006 follows. Factors contributing to fluctuations in results of operations are presented in order of monetary significance and we have quantified, when necessary, significant changes. Results from our REI segment are included in our discussions regarding the three and nine months ended September 30, 2007 and 2006, as those amounts are immaterial in relation to consolidated totals. When relevant, we have discussed our REI segment’s results separately.
Our statements on home sales and loan activity are based on published industry data from sources including Fannie Mae, the National Association of Realtors®, the Mortgage Bankers Association and Freddie Mac. We also use information from our direct operations.
Operating environment. Sales of new and existing homes decreased 23.3% and 19.1%, respectively, in the nine months ended September 30, 2007 compared with the same period in 2006.  September 2007 existing home sales saw a seasonally adjusted annual rate of 5.04 million versus 6.23 million a year earlier. One-to-four family residential lending declined from an estimated $2.09 trillion in the first nine months of 2006 to $1.95 trillion in the first nine months of 2007. The decline in lending volume was primarily a result of decreasing home sales and prices, a drop in new home construction and a major decline in the subprime lending market. The decline in the subprime lending market also caused a decline in financing options available to prime borrowers.
According to published industry data, interest rates for 30-year, fixed-rate mortgages, excluding points, for 2007 have averaged 6.4% compared with 6.5% for 2006. Mortgage interest rates fluctuated during 2006 from a high of 6.8% in July to a low of 6.1% in December. Mortgage interest rates in 2007 ranged from a low of 6.2% in March to a high of 6.7% in July. Refinance activity increased from 46.7% of lending volume in the first nine months of 2006 to 49.3% in the first nine months of 2007.  Refinance premium rates typically average 60% of the title premium revenue of a similarly priced sales transaction.
Fannie Mae expects the downturn in the real estate and related lending markets to continue through at least 2009. Therefore, our financial condition and results of operations will continue to be adversely affected by the current market conditions.
Nine months ended September 30, 2007 compared with nine months ended September 30, 2006
Title revenues. Our revenues from direct operations decreased $31.8 million, or 4.2%, in the first nine months of 2007 compared with the first nine months of 2006. Acquisitions made since the same period in the prior year increased revenues $18.0 million in the first nine months of 2007. Revenues from commercial and large transactions in the first nine months of 2007 increased $24.6 million over prior-year levels. These increases were more than offset by the decline in residential transaction volume. The largest revenue decreases were in California, Florida, Nevada and Arizona, partially offset by increases in Canada, New York and Texas.

The number of direct closings we handled decreased 17.7% in the first nine months of 2007 compared with the first nine months of 2006. However, in the first nine months of 2007, the average revenue per closing increased 10.1%, primarily due to the increased ratio of commercial transactions compared with same period in 2006.
Our order levels for the first nine months of 2007 compared with the first nine months of 2006 decreased 12.8% as a result of the substantial decline in new and existing home sales and the substantial reduction in both subprime and prime financing activities resulting from the uncertainty in the subprime lending market.
Revenues from agencies decreased $186.4 million, or 19.2%, in the first nine months of 2007 compared with the first nine months of 2006. This decrease was primarily due to the impact of a reduction in home sales and prices in most markets and the overall decline in business related to the current market conditions. The largest decreases in revenues from agencies in 2007 were in California, Florida, Virginia, Ohio and Texas, partially offset by an increase in New York.
The Texas Department of Insurance reduced title insurance premium rates 3.2% effective February 1, 2007. This decrease in premiums, net of amounts retained by agencies, would have aggregated $6.6 million for the year 2006 had it been effective for that year.
REI revenues. Real estate information operating revenues were $49.5 million and $59.9 million in the first nine months of 2007 and 2006, respectively. The decrease from 2006 primarily resulted from the sale in early January 2007 of GlobeXplorer® and AirPhotoUSA® and a reduced number of Internal Revenue Code Section 1031 tax-deferred property exchanges.
As noted above, we sold our mapping and aerial photography businesses, GlobeXplorer and AirPhotoUSA, to DigitalGlobe® but continue to acquire spatial and digital imagery from these companies and use these images in certain of the products sold in our operations or directly sell these images through our real estate information portal, PropertyInfoTM. We recorded a pretax gain of $3.2 million from the sale of these subsidiaries, which is included in our results of operations in investment and other gains – net. The impact of these businesses’ operations was not material to our consolidated financial condition, results of operations or cash flows.
Investments. Investment income increased $1.3 million, or 5.2%, in the first nine months of 2007 compared with the first nine months of 2006 due to higher yields. Certain investment gains and losses were realized as part of the ongoing management of our investment portfolio for the purpose of improving performance, and are included in our results of operations in investment and other gains – net.
The nine months ended September 30, 2007 includes a $5.6 million gain from the sale of real estate (in addition to the gain on the sale of GlobeXplorer and AirPhotoUSA noted above), which is included in our results of operations in investment and other gains – net. The real estate was owned by a consolidated subsidiary, which has significant minority interest shareholders. After considering the effects of minority interests and taxes, the sale of real estate resulted in a net gain of approximately $2.0 million for the nine months ended September 30, 2007.
Retention by agencies. The amounts retained by agencies, as a percentage of revenues generated by them, were 80.9% and 80.8% in the first nine months of 2007 and 2006, respectively. Amounts retained by title agencies are based on agreements between agencies and our title underwriters. This retention percentage may vary from year-to-year because of the geographical mix of agency operations, the volume of title revenues and, in some states, laws or regulations.

Employee costs. Our employee costs and certain other operating expenses are sensitive to inflation. Employee costs for the nine months ended September 30, 2007 decreased $19.9 million, or 3.6%, to $526.3 million from $546.2 million for the first nine months of 2006. The number of persons we employed at September 30, 2007 and 2006 was approximately 9,200 and 10,000, respectively. Excluding the effect of new offices and divestitures, we reduced our employee headcount company-wide approximately 950, or 9.5%, since September 30, 2006 (of which a reduction of approximately 810, or 8.2%, occurred in the first nine months of 2007). Also, employee costs were approximately $7.5 million lower in the first nine months of 2007 compared with the first nine months of 2006 due to a decline to a more normal level in both the number and cost of major medical claims.
Partially offsetting the decreases in headcount and medical claims in the first nine months of 2007 were annual raises, employee costs in areas of technology development and commercial business, which has increased significantly in 2007, and salary increases in highly competitive geographic markets. In addition, acquisitions made since the same period in the prior year increased our employee headcount approximately 280 and added $10.8 million in employee costs for the nine months ended September 30, 2007.
In our REI segment, total employee costs for the first nine months of 2007 decreased $1.9 million, or 4.9%, from the same period in 2006 primarily in our Section 1031 tax-deferred exchange business and due to the sale of our mapping and aerial photography businesses.
Other operating expenses. Other operating expenses increased $3.1 million, or 1.0%, in the first nine months of 2007 compared with the first nine months of 2006. Acquisitions made since the same period in the prior year increased other operating expenses approximately $4.2 million in the first nine months of 2007. The increase in other operating expenses was also due to outside search fees of $5.9 million resulting from the growth in our commercial business and increases in regulatory and other matters and rent, including other occupancy costs, offset by decreases in certain REI expenses, technology costs, supplies and insurance. Other operating expenses also include travel, premium taxes, attorneys’ fees, business promotion, bad debt expenses, title plant expenses and repairs and maintenance. Most of our operating expenses are fixed in nature, although some follow, to varying degrees, the changes in transaction volume and revenues.
Title losses. Provisions for title losses, as a percentage of title operating revenues, were 7.5% in the first nine months of 2007 compared with 5.7% in the first nine months of 2006. Title loss reserves in 2007 included $13.4 million for large title claims and a reserve adjustment of $7.5 million related to higher than expected loss payment experience for policy years 2004 through 2006. As a result of this policy loss experience, we also recorded an additional reserve adjustment of $3.6 million for the current policy year. The nine months ended September 30, 2006 included a charge of $4.9 million related to defalcations by two independent title agencies.
Income taxes. Our effective tax rates, based on earnings before taxes and after deducting minority interests (a loss of $15.1 million and earnings of $50.9 million for the nine months ended September 30, 2007 and 2006, respectively), were 41.2% and 36.2% for the first nine months of 2007 and 2006, respectively. Our effective income tax rate increased in 2007 primarily due to the level of our year-to-date operating losses compared with our significant permanent differences, such as tax-exempt interest, which remain relatively fixed in amount. Our annual effective tax rate was 34.8% for 2006.
Three months ended September 30, 2007 compared with three months ended September 30, 2006
Title revenues. Our revenues from direct operations decreased $28.4 million, or 10.8%, in the third quarter of 2007 compared with the third quarter of 2006. Acquisitions made since the same period in the prior year increased revenues $6.7 million in the third quarter of 2007. Revenues from commercial and large transactions in the third quarter of 2007 increased $0.8 million over prior-year levels. However, this increase was more than offset by the decline in residential transaction volume. The largest revenue decreases were in California and Florida, partially offset by increases in Canada and New York.

The number of direct closings we handled decreased 21.5% in the third quarter of 2007 compared with the third quarter of 2006. However, the average revenue per closing increased 8.9% in the third quarter of 2007 primarily due to the increased ratio of commercial transactions compared with same quarter in 2006.
Our order levels for the third quarter of 2007 compared with the third quarter of 2006 decreased 17.3% as a result of the substantial decline in new and existing home sales and the substantial reduction in both subprime and prime financing activities resulting from the uncertainty in the subprime lending market. The decline in order counts for 2007 was partially offset by acquisitions.
Revenues from agencies decreased $113.2 million, or 32.5%, for the three months ended September 30, 2007 compared with the three months ended September 30, 2006. This decrease was due to the impact of a reduction in home sales and prices in most markets and the overall decline in business related to current market conditions. The largest decreases in revenues from agencies during the three months ended September 30, 2007 were in California, Florida, Texas and Virginia, partially offset by an increase in New Jersey.
REI revenues. Real estate information operating revenues were $16.5 million and $20.2 million in the third quarters of 2007 and 2006, respectively. The decrease from 2006 primarily resulted from the sale in early January 2007 of GlobeXplorer and AirPhotoUSA and a reduced number of Section 1031 tax-deferred property exchanges.
Investments. As average investment balances and yields were approximately the same as in the prior year, investment income was unchanged in the third quarter of 2007 compared with the third quarter of 2006. Certain investment gains and losses were realized as part of the ongoing management of our investment portfolio for the purpose of improving performance, and are included in our results of operations in investment and other gains – net.
The three months ended September 30, 2007 includes a $5.6 million gain from the sale of real estate, which is included in our results of operations in investment and other gains – net. The real estate was owned by a consolidated subsidiary, which has significant minority interest shareholders. After considering the effects of minority interests and taxes, the sale of real estate resulted in a net gain of approximately $2.0 million for the three months ended September 30, 2007.
Retention by agencies. The amounts retained by agencies, as a percentage of revenues generated by them, were 80.5% and 81.0% in the third quarters of 2007 and 2006, respectively. Amounts retained by title agencies are based on agreements between agencies and our title underwriters. This retention percentage may vary from year-to-year because of the geographical mix of agency operations, the volume of title revenues and, in some states, laws or regulations.
Employee costs. Our employee costs and certain other operating expenses are sensitive to inflation. Employee costs for the three months ended September 30, 2007 decreased $13.0 million, or 7.1%, to $170.4 million from $183.4 million for the three months ended September 30, 2006. Excluding the effect of new offices and divestitures, we reduced our employee headcount company-wide approximately 270 in the third quarter of 2007. Also, employee costs were approximately $0.9 million lower in the third quarter of 2007 compared with the third quarter of 2006 due to a decline to a more normal level both in the number and cost of major medical claims.
Partially offsetting the decreases in headcount and medical claims in the third quarter of 2007 were annual raises, employee costs in areas of technology development and commercial business, which has increased significantly in 2007, and salary increases in highly competitive geographic markets. In addition, acquisitions made since the same period in the prior year added $3.9 million in employee costs for the three months ended September 30, 2007.
In our REI segment, total employee costs for the third quarter of 2007 decreased $1.2 million, or 9.8%, from the same period in 2006 primarily due to the sale of our mapping and aerial photography businesses.

Other operating expenses. Other operating expenses increased $1.5 million, or 1.5%, in the third quarter of 2007 compared with the third quarter of 2006 primarily due to acquisitions made since the same period in the prior year, which contributed $1.6 million to this increase. The increase in other operating expenses was also due to rent, including other occupancy costs, outside search fees and bad debt expenses. These increases were offset by decreases in premium taxes, supplies and attorneys’ fees. Other operating expenses also include title plant expenses, certain REI expenses, technology costs, insurance, travel, business promotion, repairs and maintenance and auto expenses. Most of our operating expenses are fixed in nature, although some follow, to varying degrees, the changes in transaction volume and revenues.
Title losses. Provisions for title losses, as a percentage of title operating revenues, were 9.9% and 5.8% the third quarters of 2007 and 2006, respectively. Title loss reserves in the third quarter of 2007 included $6.0 million for large title claims, and a reserve adjustment of $7.5 million related to higher than expected loss payment experience for policy years 2004 through 2006. As a result of this policy loss experience, we also recorded an additional reserve adjustment of $3.6 million for the current policy year.
Income taxes. Our effective tax rates, based on earnings before taxes and after deducting minority interests (a loss of $23.4 million and earnings of $22.1 million for the three months ended September 30, 2007 and 2006, respectively), were 39.1% and 35.9% for the quarters ended September 30, 2007 and 2006, respectively. Our effective income tax rate increased in the third quarter of 2007 primarily due to the level of our quarterly operating losses compared with our significant permanent differences, such as tax-exempt interest, which remain relatively fixed in amount. Our annual effective tax rate was 34.8% for 2006.
Liquidity. Cash provided by operations was $14.8 million and $55.1 million for the first nine months of 2007 and 2006, respectively. Cash provided by operations decreased in the first nine months of 2007 compared with the first nine months of 2006 due to the decrease in our earnings and increases in payments of accounts and taxes payable and title loss payments. Cash flow from operations has been the primary source of financing for additions to property and equipment, expanding operations, dividends to stockholders, purchases of our Common Stock and other requirements. This source is supplemented by bank borrowings, typically in connection with acquisitions.
The most significant non-operating source of cash was from proceeds of investments matured and sold in the amounts of $316.6 million and $338.8 million in the first nine months of 2007 and 2006, respectively. We used cash for the purchases of investments in the amounts of $294.4 million and $315.3 million in the first nine months of 2007 and 2006, respectively.
Unrealized gains and losses on investments, net of taxes, are reported in accumulated other comprehensive earnings, a component of stockholders’ equity, until realized. During the first nine months of 2007 and 2006, unrealized investment gains increased comprehensive earnings $1.0 million and $0.4 million, respectively, net of taxes. These unrealized investment gains were primarily related to changes in bond values caused by interest rate decreases. For the nine months ended September 30, 2007 and 2006, changes in foreign currency exchange rates increased comprehensive earnings $6.9 million and $1.7 million, respectively, net of taxes.
During the first nine months of 2007 and 2006, acquisitions resulted in additions to goodwill of $12.8 million and $32.9 million, respectively.
A substantial majority of our consolidated cash and investments at September 30, 2007 was held by Stewart Title Guaranty Company (Guaranty) and its subsidiaries. The use and investment of these funds, dividends to us and cash transfers between Guaranty and its subsidiaries and us are subject to certain legal restrictions. See Notes 2 and 3 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.

Our liquidity at September 30, 2007, excluding Guaranty and its subsidiaries, was comprised of cash and investments aggregating $45.0 million and short-term liabilities of $4.0 million. We know of no commitments or uncertainties that are likely to materially affect our ability to fund cash needs.
Loss reserves. Our loss reserves are fully funded, segregated and invested in high-quality securities and short-term investments, as required by the insurance regulators of the states in which our underwriters are domiciled. At September 30, 2007, these investments aggregated $460.5 million and our estimated title loss reserves were $421.1 million.
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
Other-than-temporary impairments of investments. We have reviewed our investment portfolio as of September 30, 2007 and determined that we do not hold any investments that we believe will be impaired as a result of the decline in financing activity related to the subprime lending market or are backed by subprime loans. In addition, for the nine months ended September 30, 2007, we have not recorded any other-than-temporary impairments of our investments.
Capital resources. We consider our capital resources to be adequate. We expect external capital resources will be available, if needed, because of our low debt-to-equity ratio. Notes payable and stockholders’ equity were $110.3 million and $794.0 million, respectively, at September 30, 2007. We are not aware of any trends, either favorable or unfavorable, that would materially affect notes payable or stockholders’ equity. We do not expect any material changes in the mix or relative cost of such resources. However, significant acquisitions in the future could materially affect the notes payable or stockholders’ equity balances.
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
Item 4. Controls and Procedures
Our principal executive officers and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2007, have concluded that, as of such date, our disclosure controls and procedures are adequate and effective to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. As a result, no corrective actions were required or undertaken.
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

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
In September 2006, the California Insurance Commissioner alleged that our captive reinsurance agreements in California may have constituted improper payments for the placement or referral of title business and sought approximately $46.7 million, as amended, in fines and penalties from us. Without admitting wrongdoing related to our captive reinsurance agreements, we settled this matter with the California Department of Insurance in August 2007 for $1.0 million. We had reserved substantially all of the settlement and related costs at June 30, 2007 and, accordingly, the impact of this settlement was not material to our consolidated financial condition or results of operations for the three months ended September 30, 2007.
In January 2007, the California Insurance Commissioner filed a rate reduction order that would have reduced title insurance rates in California by 26% commencing in 2009. However, we believe that California law requires rates to be established competitively and not by administrative order. This rate reduction order was rejected by the California Office of Administrative Law in February 2007 and, in May 2007, California’s Insurance Commissioner submitted revised regulations that, in addition to reducing rates effective 2010, would have increased financial and operating data, market conduct and other regulatory requests by the California Department of Insurance. In October 2007, subsequent to several title insurance industry meetings with the California Department of Insurance (CDOI), the state’s Insurance Commissioner proposed to reduce the requirements of data and market conduct requests, delay the effective date to 2011, and eliminate the interim rate reduction previously submitted to the CDOI. These proposals are contingent upon the title insurance industry continuing to work with the CDOI to identify alternative methods of providing the additional data and reforming the existing rate structure.
In addition, the rates charged by title insurance underwriters in Florida, a state from which we derive a significant portion of our revenues, are currently under review by the Florida Office of Insurance Regulation.
We cannot predict the outcome of proposed regulations. However, to the extent that rate decreases are enacted in the future, the outcome could materially affect our consolidated financial condition and results of operations.
We are also subject to other administrative actions and inquiries into our conduct of business in certain of the states in which we operate. While we cannot predict the outcome of these matters, we believe that we have adequately reserved for these matters and that the outcome will not materially affect our consolidated financial condition or results of operations.
Item 1A. Risk Factors
There have been no changes during the quarter ended September 30, 2007 to our risk factors as listed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 5. Other Information
In November 2006, our Board of Directors approved a plan to purchase up to 1.5% of our outstanding Common Stock. On July 27, 2007, we announced our plan and began purchasing shares of our Common Stock. By September 30, 2007, we had purchased 1.5%, or 258,234 shares, for approximately $9.5 million, which represents an average price of $36.63 per share, and, accordingly, the plan expired. The purchases were made in the open market and no stock was purchased directly from officers or directors of Stewart. All purchases were made in compliance with applicable securities laws and other legal and regulatory requirements. We have cancelled all shares that were purchased under this plan.
We had a book value per share of $44.04 and $44.00 at September 30, 2007 and December 31, 2006, respectively. At September 30, 2007, this measure was based on approximately $794.0 million of stockholders’ equity and 18,029,040 shares outstanding. At December 31, 2006, this measure was based on approximately $802.3 million of stockholders’ equity and 18,231,270 shares outstanding.
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

November 5, 2007
Date

Stewart Information Services Corporation Registrant

	By:	/s/ Max Crisp
Max Crisp, Executive Vice President and Chief Financial Officer, Secretary, Treasurer, Principal Financial Officer and Director

INDEX TO EXHIBITS

Exhibit
3.1	-	Certificate of Incorporation of the Registrant, as amended March 19, 2001 (incorporated by reference in this report from Exhibit 3.1 of the Annual Report on Form 10-K for the year ended December 31, 2000)

3.2	-	By-Laws of the Registrant, as amended March 13, 2000 (incorporated by reference in this report from Exhibit 3.2 of the Annual Report on Form 10-K for the year ended December 31, 2000)

4.1	-	Rights of Common and Class B Common Stockholders (incorporated by reference to Exhibits 3.1 and 3.2 hereto)

31.1*	-	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	-	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3*	-	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	-	Certification of Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	-	Certification of Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3*	-	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	-	Details of investments

*	Filed herewith