Form 10-K
period 2007-12-31
STEWART INFORMATION SERVICES CORP
filed 2008-02-29
CIK 94344

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-02658

STEWART INFORMATION SERVICES CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	74-1677330
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1980 Post Oak Blvd., Houston, Texas	77056
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (713) 625-8100

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $1 par value	New York Stock Exchange
(Title of each class of stock)	(Name of each exchange on which registered)
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☑      No   ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐      No   ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑      No   ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐      No   ☑
The aggregate market value of the Common Stock (based upon the closing sales price of the Common Stock of Stewart Information Services Corporation, as reported by the NYSE on June 30, 2007) held by non-affiliates of the Registrant was approximately $686,268,000.
At February 22, 2008, the following shares of each of the registrant’s classes of stock were outstanding:

Common, $1 par value	16,982,188
Class B Common, $1 par value	1,050,012

Documents Incorporated by Reference
Portions of the definitive proxy statement (the Proxy Statement), relating to the annual meeting of the registrant’s stockholders to be held May 9, 2008, are incorporated by reference in Part III of this document.

FORM 10-K ANNUAL REPORT
YEAR ENDED DECEMBER 31, 2007
As used in this report, “we”, “us”, “our”, the “Company”, and “Stewart” mean Stewart Information Services Corporation and our subsidiaries, unless the context indicates otherwise.

P A R T I
Item 1. Business
We are a Delaware corporation formed in 1970. We and our predecessors have been engaged in the title business since 1893.
Stewart is a customer-driven, technology-enabled, strategically competitive, real estate information, title insurance and transaction management company. We provide title insurance and related information services required for settlement by the real estate and mortgage industries through more than 9,500 policy-issuing offices and agencies in the United States and international markets. We also provide post-closing lender services, automated county clerk land records, property ownership mapping, geographic information systems, property information reports, document preparation, background checks and expertise in tax-deferred exchanges.
Our international division delivers products and services protecting and promoting private land ownership worldwide. Currently, our primary international operations are in Canada, the United Kingdom, Central Europe, Mexico, Central America and Australia.
Our two main operating segments of business are title insurance-related services and real estate information (REI). The segments significantly influence business to each other because of the nature of their operations and their common customers. The financial information related to these segments is discussed in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 20 to our audited consolidated financial statements.
Title Insurance Services
Title insurance-related services (title segment) include the functions of searching, examining, closing and insuring the condition of the title to real property.
Examination and closing. The purpose of a title examination is to ascertain the ownership of the property being transferred, debts that are owed on it and the scope of the title policy coverage. This involves searching for and examining documents such as deeds, mortgages, wills, divorce decrees, court judgments, liens, paving assessments and tax records.
At the closing or “settlement” of a sale transaction, the seller executes and delivers a deed to the new owner. The buyer typically signs new mortgage documents. Closing funds are then disbursed to the seller, the prior lender, real estate brokers, the title company and others. The documents are then recorded in the public records. A title insurance policy is generally issued to both the new lender and the owner.
Title insurance policies. Lenders in the United States generally require title insurance as a condition to making a loan on real estate, including securitized lending. This is to assure lenders of the priority of their lien position. The purchasers of the property want insurance to protect against claims that may arise against the title to the property. The face amount of the policy is normally the purchase price or the amount of the related loan.
Title insurance is substantially different from other types of insurance. Fire, auto, health and life insurance protect against future losses and events. In contrast, title insurance insures against losses from past events and seeks to protect the public by eliminating covered risks through the examination and settlement process.

Investments in debt and equity securities. Our title insurance underwriters maintain investments in accordance with certain statutory requirements for the funding of statutory premium reserves and state deposits. We have established policies and procedures to minimize our exposure to changes in the fair values of our investments. These policies include retaining an investment advisory firm, emphasizing credit quality, managing portfolio duration, maintaining or increasing investment income and actively managing profile and security mix based upon market conditions. All of our investments are classified as available-for-sale.
Losses. Losses on policies occur when a title defect is not discovered during the examination and settlement process. Reasons for losses include forgeries, misrepresentations, unrecorded liens, the failure to pay off existing liens, mortgage lending fraud, mishandling or defalcation of settlement funds, issuance by title agencies of unauthorized coverage and defending insureds when covered claims are filed against their interest in the property.
Some claimants seek damages in excess of policy limits. Those claims are based on various legal theories. We vigorously defend against spurious claims and provide protection for covered claims up to policy limits. We have from time to time incurred losses in excess of policy limits.
Experience shows that most policy claims and claim payments are made in the first six years after the policy has been issued, although claims are also incurred and paid many years later. By their nature, claims are often complex, vary greatly in dollar amounts and are affected by economic and market conditions and the legal environment existing at the time claims are processed.
Our liability for estimated title losses comprises both known claims and our estimate of claims that may be reported in the future. The amount of our loss reserve represents the aggregate future payments (net of recoveries) that we expect to incur on policy and escrow losses and in costs to settle claims. In accordance with industry practice, these amounts have not been discounted to their present values.
Estimating future title loss payments is difficult because of the complex nature of title claims, the length of time over which claims are paid, the significantly varying dollar amounts of individual claims and other factors. Provisions for policy losses are charged to income in the same year the related premium revenues are recognized. The amounts provided are based on reported claims, historical loss payment experience, title industry averages and the current legal and economic environment. Actual loss payment experience relating to policies issued in the current or previous years, including the impact of large losses, is the primary reason for increases or decreases in our loss provision.
Amounts shown as our estimated liability for future loss payments are continually reviewed by us for reasonableness and adjusted as appropriate. We have consistently followed the same basic method of estimating and recording our loss reserves for more than 10 years. As part of our process, we also obtain input from third-party actuaries regarding our methodology and resulting reserve calculations. While we are responsible for determining our loss reserves, we utilize this actuarial input to assess the overall reasonableness of our reserve estimation.
Factors affecting revenues. Title insurance revenues are closely related to the level of activity in the real estate markets we serve and the prices at which real estate sales are made. Real estate sales are directly affected by the availability and cost of money to finance purchases. Other factors include consumer confidence and demand by buyers. These factors may override the seasonal nature of the title business. Generally, our first quarter is the least active and our fourth quarter is the most active in terms of title insurance revenues.
Selected information for the U.S. real estate industry follows (2007 figures are preliminary and subject to revision):

	2007	2006	2005

New home sales – in millions	0.77	1.05	1.28
Existing home sales – in millions	5.65	6.48	7.08
Existing home sales – median sales price in $ thousands	208.4	221.6	219.6

Customers. The primary sources of title insurance business are attorneys, builders, developers, home buyers and home sellers, lenders and real estate brokers. No one customer was responsible for as much as 10% of our title operating revenues in any of the last three years. Titles insured include residential and commercial properties, undeveloped acreage, farms, ranches and water rights.
Service, location, financial strength, size and related factors affect customer acceptance. Increasing market share is accomplished primarily by providing superior service. The parties to a closing are concerned with personal schedules and the interest and other costs associated with any delays in the settlement. The rates charged to customers are regulated, to varying degrees, in many states.
The financial strength and stability of the title underwriter are important factors in maintaining and increasing our agency network. Among the nation’s leading title insurers, we earned one of the highest ratings awarded by the title industry’s leading rating companies. Our principal underwriter, Stewart Title Guaranty Company (Guaranty) is currently rated A” by Demotech, Inc., A+ by Fitch and B+ by Lace Financial.
Market share. Title insurance statistics are compiled quarterly by the title industry’s national trade association. Based on 2007 unconsolidated statutory net premiums written through September 30, 2007, Guaranty is one of the leading title insurers in the United States.
Our principal competitors include Fidelity National Financial, Inc., The First American Corporation and LandAmerica Financial Group, Inc. Like most title insurers, we also compete with abstractors, attorneys who issue title opinions and attorney-owned title insurance funds. A number of homebuilders, financial institutions, real estate brokers and others own or control title insurance agencies, some of which issue policies underwritten by Guaranty. Although these controlled businesses may issue policies underwritten by Guaranty, they also compete with our offices. We also compete with issuers of alternatives to title insurance products, which typically provide no title reviews, limited coverage and less service on the transaction for a smaller fee.
Title insurance revenues by state. The approximate amounts and percentages of our consolidated title operating revenues were:

	Amounts ($millions)				Percentages
	2007	2006	2005	2007	2006	2005

Texas	316	321	292	16	14	13
California	214	317	367	11	13	16
New York	186	180	159	9	8	7
Florida	181	280	245	9	12	11
All others	1,091	1,253	1,251	55	53	53

	1,988	2,351	2,314	100	100	100

Regulations. Title insurance companies are subject to comprehensive state regulations covering premium rates, agency licensing, policy forms, trade practices, reserve requirements, investments and the transfer of funds between an insurer and its parent or its subsidiaries and any similar related party transactions. Kickbacks and similar practices are prohibited by most state and federal laws.
Real Estate Information
Our real estate information (REI) segment primarily provides electronic delivery of data, products and services related to real estate. Stewart Lender Services (SLS) offers origination and post-closing services to residential mortgage lenders. These services include a full range of title and settlement services in multiple states.

Products include basic vesting and legal description, as well as alternative products and vendor management services. In addition, SLS also provides credit reporting services through credit bureaus, appraisal services and automated property valuations, initial loan disclosures and electronic mortgage documents.  Furthermore, SLS offers post-closing outsourcing services for lenders.
Other companies within our REI segment provide diverse products and services such as Internal Revenue Code Section 1031 tax-deferred property exchanges; digital photogrammetric mapping and digital orthophotography related to parcel mapping; real estate database conversion, construction, maintenance and access; automation for government recording and registration; and pre-employment screening and background investigation services.
The introduction of automation tools for title agencies is an important part of the future growth of our REI companies. Web-based search tools developed by PropertyInfo® Corporation are designed to increase the processing speed of title examinations by connecting all aspects of the title examination process to proprietary title plant databases and directly to public record data sources. Accessible through www.PropertyInfo.com, a title examiner can utilize Advanced Search Analysis and TitleSearch® Pro for the search, examination and production of title reports, thus eliminating many steps and inefficiencies associated with traditional courthouse searches. Advanced Title Search, now offered through www.PropertyInfo.com, provides broader access to data available directly from public records in a growing number of counties nationwide.
In January 2007, Stewart REI Group sold its aerial photography and mapping businesses, GlobeXplorer® and AirPhotoUSA® to DigitalGlobe® and entered into agreements with these companies to continue to provide our customers with spatial and digital imagery.
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
Companies that compete with our REI companies vary across a wide range of industries. In the mortgage-related products and services area, competitors include the major title insurance underwriters mentioned under “Title – Market share”, as well as entities known as vendor management companies. In some cases the competitor may be the customer itself. For example, certain services offered by SLS can be, or historically have been, performed by internal departments of large mortgage lenders.
Another important factor affecting our REI revenues is the advancement of technology, which permits customers to order and receive timely status reports and final products and services through dedicated interfaces with the customer’s production systems or over the Internet. The use of our websites, including www.stewart.com and www.PropertyInfo.com, allows customers easy access to solutions designed for their specific industry.
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

General
Technology. Our automation products and services are increasing productivity in our title offices and speeding the real estate closing process for lenders, real estate professionals and consumers. Before automation, an order typically required several individuals to manually search the title, retrieve and review documents and create the title policy commitment. Today, on a normal subdivision file, and in some locations where our systems are optimally deployed, one person can receive the order electronically, view the prior file, examine the indexed documents, prepare the commitment and deliver the finished title insurance product.
We have deployed SureClose®, our transaction management platform, which gives consumers online access to their closing file for more transparency of the transaction during the closing process. SureClose also gives lenders, real estate professionals and settlement service providers the ability to monitor the progress of the transaction; view, print, exchange and download documents and information; and post and receive messages and receive automatic event notifications. Enhancing the seamless flow of the title order, SureClose is also integrated with our AIM® title production system. The final commitment, as well as all other closing documents, is archived on SureClose to create a paperless office.
Our platform for electronic real estate closings, eClosingRoomTM, was the industry’s first e-closing system and is integrated with our SureClose production system. In addition, we are implementing systems that further automate the title searches through rules-based processes.
Trademarks. We have developed numerous automation products and processes that are crucial to both our title and REI segments. These systems automate most facets of the real estate transaction. Among these trademarked products and processes are AIM®, eMortgageDocs®, E-Title®, PropertyInfo®, Re-Source®, SureClose®, TitleLogix® and Virtual Underwriter®. We consider these trademarks, which are perpetual in duration, to be important to our business.
Employees. As of December 31, 2007, we employed approximately 8,500 people. We consider our relationship with our employees to be good.
Available information. We file annual, quarterly and other reports and information with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934 (Exchange Act). You may read and copy any material that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain additional information about the Public Reference Room by calling the SEC at (800)SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and other information statements, and other information regarding issuers that file electronically with the SEC.
We also make available, free of charge on or through our Internet site (www.stewart.com), our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Code of Ethics and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Item 1A. Risk Factors
You should consider the following risk factors, as well as the other information presented in this report and our other filings with the SEC, in evaluating our business and any investment in Stewart. These risks could materially and adversely affect our business, financial condition and results of operations. In that event, the trading price of our Common Stock could decline materially.
Adverse changes in the levels of real estate activity reduce our revenues.
Our financial condition and results of operations are affected by changes in economic conditions, particularly mortgage interest rates, credit availability and consumer confidence. Our revenues and earnings have fluctuated in the past and we expect them to fluctuate in the future.
The demand for our title insurance-related and real estate information services depends in large part on the volume of residential and commercial real estate transactions. The volume of these transactions historically has been influenced by such factors as mortgage interest rates, availability of financing and the overall state of the economy. Typically, when interest rates are increasing or when the economy is experiencing a downturn, real estate activity declines. As a result, the title insurance industry tends to experience decreased revenues and earnings. Increases in interest rates also may have an adverse impact on our bond portfolio and interest on our bank debt.
We have benefited from a low mortgage interest rate environment and an increase in home prices in prior years. However, our revenues and results of operations have been and will continue to be adversely affected as a result of the decline in home prices, real estate activity and the availability of financing alternatives.
Competition in the title insurance industry affects our revenues.
Competition in the title insurance industry is strong, particularly with respect to price, service and expertise. Larger commercial customers and mortgage originators also look to the size and financial strength of the title insurer. Although we are one of the leading title insurance underwriters based on market share, Fidelity National Financial, Inc., The First American Corporation and LandAmerica Financial Group, Inc. each has substantially greater revenues than we do. Their holding companies have significantly greater capital than we do. Although we are not aware of any current initiatives to reduce regulatory barriers to entering our industry, any such reduction could result in new competitors, including financial institutions, entering the title insurance business. Competition among the major title insurance companies and any new entrants could lower our premium and fee revenues. From time to time, new entrants enter the marketplace with alternative products to traditional title insurance, although many of these alternative products have been disallowed by title insurance regulators. These alternative products, if permitted by regulators, could adversely affect our revenues and earnings.
Our claims experience may require us to increase our provision for title losses or to record additional reserves, either of which would adversely affect our earnings.
Estimating future loss payments is difficult, and our assumptions about future losses may prove inaccurate. Provisions for policy losses are charged to income in the same year the related premium revenues are recognized. The amounts provided are based on reported claims, historical loss payment experience, title industry averages and the current legal and economic environment. Claims are often complex and involve uncertainties as to the dollar amount and timing of individual payments. Claims are often paid many years after a policy is issued. From time to time, we experience large losses, including losses relating to independent agency defalcations, from title policies that have been issued or worsening loss payment experience, which require us to increase our title loss reserves. These events are unpredictable and adversely affect our earnings.

Our insurance subsidiaries must comply with extensive government regulations. These regulations could adversely affect our ability to increase our revenues and operating results.
Governmental authorities regulate our insurance subsidiaries in the various states and international jurisdictions in which we do business. These regulations generally are intended for the protection of policyholders rather than stockholders. The nature and extent of these regulations vary from jurisdiction to jurisdiction, but typically involve:
•	approving or setting of insurance premium rates;

•	standards of solvency and minimum amounts of statutory capital and surplus that must be maintained;

•	limitations on types and amounts of investments;

•	establishing reserves, including statutory premium reserves, for losses and loss adjustment expenses;

•	regulating underwriting and marketing practices;

•	regulating dividend payments and other transactions among affiliates;

•	prior approval for the acquisition and control of an insurance company or of any company controlling an insurance company;

•	licensing of insurers, agencies and, in certain states, escrow officers;

•	regulation of reinsurance;

•	restrictions on the size of risks that may be insured by a single company;

•	deposits of securities for the benefit of policyholders;

•	approval of policy forms;

•	methods of accounting; and

•	filing of annual and other reports with respect to financial condition and other matters.
These regulations may impede or impose burdensome conditions on rate increases or other actions that we might want to take to enhance our operating results. Changes in these regulations may also adversely affect us. In addition, state regulators perform periodic examinations of insurance companies, which could result in increased compliance or litigation expenses.
Rapid technological changes in our industry require timely and cost-effective responses. Our earnings may be adversely affected if we are unable to effectively use technology to increase productivity.
Technological advances occur rapidly in the title insurance industry as industry standards evolve and title insurers introduce new products and services. We believe that our future success depends on our ability to anticipate technological changes and to offer products and services that meet evolving standards on a timely and cost-effective basis. Successful implementation and customer acceptance of our technology-based services, such as SureClose, will be crucial to our future profitability, as will increasing our productivity to recover our costs of developing these services. There is a risk that the introduction of new products and services, or advances in technology, could reduce the usefulness of our products and render them obsolete.
Our growth strategy will depend in part on our ability to acquire and integrate complementary businesses.
As part of our overall growth strategy, we selectively acquire businesses and technologies that will allow us to enter new markets, provide services that we currently do not offer or advance our existing technology. Our ability to continue this acquisition strategy will depend on our success in identifying and consummating acquisitions of businesses on favorable economic terms. The success of this strategy will also depend on our ability to integrate the operations, products and personnel of any acquired business, retain key personnel, introduce new products and services on a timely basis and increase the strength of our existing management team. Although we actively seek acquisition candidates, we may be unsuccessful in these efforts. If we are unable to acquire appropriate businesses on favorable economic terms, or at all, or are unable to introduce new products and services successfully, our business, financial condition and results of operations could be adversely affected.

We rely on dividends from our insurance underwriting subsidiaries. Significant restrictions on dividends from our subsidiaries could adversely affect our ability to make acquisitions.
We are a holding company and our principal assets are our insurance underwriting subsidiaries. Consequently, we depend on receiving sufficient dividends from our insurance subsidiaries to meet our debt service obligations and to pay our operating expenses and dividends to our stockholders. The insurance statutes and regulations of some states require us to maintain a minimum amount of statutory capital and restrict the amount of dividends that our insurance subsidiaries may pay to us. Guaranty is a wholly owned subsidiary of Stewart and the principal source of our cash flow. In this regard, the ability of Guaranty to pay dividends to us is dependent on the acknowledgement of the Texas Insurance Commissioner. As of December 31, 2007, under Texas insurance law, Guaranty could pay dividends or make distributions of up to $103.2 million in 2008 without approval of the Texas Insurance Commissioner. However, Guaranty voluntarily restricts dividends to us so that it can grow its statutory surplus, maintain liquidity at competitive levels and maintain its high ratings. A title insurer’s ability to pay claims can significantly affect the decision of lenders and other customers when buying a policy from a particular insurer. These restrictions could limit our ability to fund our acquisition program with cash and to fulfill other cash needs.
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
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
We lease approximately 283,000 square feet, under a non-cancelable lease expiring in 2016, in an office building in Houston, Texas, which is used for our corporate offices and for offices of several of our subsidiaries. In addition, we lease offices at approximately 750 additional locations that are used for branch offices, regional headquarters and technology centers. These additional locations include significant leased facilities in Chicago, Dallas, Denver, Los Angeles, New York City, San Diego, San Jose, Seattle and Toronto.
Our leases expire from 2008 through 2017 and have an average term of four years, although our typical lease term ranges from three to five years. We believe we will not have any difficulty obtaining renewals of leases as they expire or, alternatively, leasing comparable properties. The aggregate annual rent expense under all leases was approximately $71.5 million in 2007.
We also own seven office buildings located in Arizona, Colorado, New York and Texas. These owned properties are not material to our consolidated financial condition. We consider all buildings and equipment that we own or lease to be well maintained, adequately insured and generally sufficient for our purposes.
Item 3. Legal Proceedings
In January 2007, the California Insurance Commissioner filed a rate reduction order that would have reduced title insurance rates in California by 26% commencing in 2009. However, we believe that California law requires rates to be established competitively and not by administrative order. This rate reduction order was rejected by the California Office of Administrative Law in February 2007 and, in May 2007, California’s Insurance Commissioner submitted revised regulations that, in addition to reducing rates effective 2010, would have increased financial and operating data, market conduct examinations and other regulatory requests by the California Department of Insurance. In October 2007, subsequent to several title insurance industry meetings with the California Department of Insurance (CDOI), the state’s Insurance Commissioner proposed to reduce the requirements of data and market conduct requests, delay the effective date in 2011, and eliminate the interim rate reduction previously submitted to the CDOI. These proposals are contingent upon the ongoing work of the title insurance industry with the CDOI to identify alternative methods of providing the additional data and reforming the existing rate structure.
We cannot predict the outcome of proposed regulations. However, to the extent that rate decreases are mandated in the future, the outcome could materially affect our consolidated financial condition and results of operations.
We are also subject to other administrative actions and inquiries into our conduct of business in certain of the states in which we operate. While we cannot predict the outcome of these matters, we believe that we have adequately reserved for these matters and that the outcome will not materially affect our consolidated financial condition or results of operations.
In February 2008, several lawsuits, seeking class action status, were filed against our New York underwriters and several of our competitors. These lawsuits allege that we, along with our competitors, conspired to fix title insurance prices in New York through membership in a rating bureau. In addition, certain of the lawsuits also allege that the prices charged by title insurers constituted overcharges in violation of RESPA. We believe that these allegations are without merit and intend to vigorously defend ourselves. While we cannot predict the outcome, we believe that the outcome will not materially affect our consolidated financial condition or results of operations.

We are also subject to lawsuits incidental to our business, most of which involve disputed policy claims. In many of these lawsuits, the plaintiff seeks exemplary or treble damages in excess of policy limits. We do not expect that any of these proceedings will have a material adverse effect on our consolidated financial condition or results of operations. Additionally, we have received various other inquiries from governmental regulators concerning practices in the insurance industry. Many of these practices do not concern title insurance and we do not anticipate that the outcome of these inquiries will materially affect our consolidated financial condition or results of operations. Along with the other major title insurance companies, we are party to a number of class actions, in addition to the New York matters discussed above, concerning the title insurance industry and believe that we have adequate reserves for these contingencies and that the likely resolution of these matters will not materially affect our consolidated financial condition or results of operations.
Regulators periodically review title insurance premium rates and may seek reductions in the premium rates charged. The Texas Department of Insurance reduced title insurance premium rates by 3.2% effective February 1, 2007. This decrease in premiums, net of amounts retained by agencies, aggregated approximately $6.2 million in 2007. In its latest action, the Texas Department of Insurance left title insurance rates unchanged. In light of the downturn in transaction and premium volumes, we do not expect significant pressure for rate reductions in other states.
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

	High	Low

2007:
First quarter	$44.80	$39.36
Second quarter	43.01	38.74
Third quarter	45.05	33.00
Fourth quarter	37.12	24.61

2006:
First quarter	$54.85	$44.77
Second quarter	47.85	36.16
Third quarter	36.90	32.87
Fourth quarter	44.15	34.33
As of February 22, 2008, the number of stockholders of record was 5,917 and the price of one share of our Common Stock was $30.16.
The Board of Directors declared an annual cash dividend of $0.75 per share payable December 21, 2007 and 2006 and December 20, 2005, respectively, to Common stockholders of record on December 7, 2007 and December 6, 2006 and 2005, respectively. Our certificate of incorporation provides that no cash dividends may be paid on our Class B Common Stock.
We had a book value per share of $41.82 and $44.00 at December 31, 2007 and 2006, respectively. At December 31, 2007, book value per share was based on approximately $754.1 million in stockholders’ equity and 18,031,110 shares of Common and Class B Common Stock outstanding. At December 31, 2006, book value per share was based on approximately $802.3 million in stockholders’ equity and 18,231,270 shares of Common and Class B Common Stock outstanding.

Performance graph
The following graph compares the yearly percentage change in our cumulative total stockholder return on Common Stock with the cumulative total return of the Russell 2000 Index and the Russell 2000 Financial Services Sector Index, which includes us and our major publicly-owned competitors, for the five years ended December 31, 2007. The graph assumes that the value of the investment in our Common Stock and each index was $100 at December 31, 2002 and that all dividends were reinvested.

	2002	2003	2004	2005	2006	2007
Stewart	100.00	191.73	199.10	236.24	214.11	132.53
Russell 2000	100.00	147.29	174.39	182.47	216.11	212.76
Russell 2000 Financial Services Sector	100.00	139.84	169.35	173.07	206.73	172.00

Item 6. Selected Financial Data
The following table sets forth selected consolidated financial data, which were derived from our consolidated financial statements and should be read in conjunction with our audited consolidated financial statements, including the Notes thereto, beginning on page F-1 of this Report. See also Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	2007	2006	2005	2004	2003	2002	2001	2000	1999	1998

In millions of dollars

Total revenues	2,106.7	2,471.5	2,430.6	2,176.3	2,239.0	1,777.9	1,271.6	935.5	1,071.3	968.8

Title segment:
Operating revenues	1,988.1	2,350.7	2,314.0	2,081.8	2,138.2	1,683.1	1,187.5	865.6	993.7	899.7
Investment income	36.1	34.9	29.1	22.5	19.8	20.7	19.9	19.1	18.2	18.5
Investment gains	13.3	4.7	5.0	3.1	2.3	3.0	.4	0	.3	.2
Total revenues	2,037.5	2,390.3	2,348.1	2,107.4	2,160.3	1,706.8	1,207.8	884.7	1,012.2	918.4
Pretax (loss) earnings(1)	(57.2)	83.2	154.4	143.1	200.7	153.8	82.5	10.7	48.3	78.2

REI segment:
Revenues	69.2	81.2	82.5	68.9	78.7	71.1	63.8	50.8	59.0	50.4
Pretax earnings (loss)(1)	5.3	1.3	10.6	3.6	12.3	9.0	5.5	(4.5)	3.1	3.2

Title loss provisions	168.5	141.6	128.1	100.8	94.8	75.9	51.5	39.0	44.2	39.2
% title operating revenues	8.5	6.0	5.5	4.8	4.4	4.5	4.3	4.5	4.4	4.4

Pretax (loss) earnings(1)	(51.9)	84.5	165.0	146.7	213.0	162.8	88.0	6.2	51.4	81.4
Net (loss) earnings	(40.2)	43.3	88.8	82.5	123.8	94.5	48.7	.6	28.4	47.0
Cash provided by operations	4.6	105.1	174.4	170.4	190.1	162.6	108.2	31.9	57.9	86.5

Total assets	1,442.0	1,458.2	1,361.2	1,193.4	1,031.9	844.0	677.9	563.4	535.7	498.5
Long-term debt	82.4	92.5	70.4	39.9	17.3	7.4	7.0	15.4	6.0	8.9
Stockholders’ equity	754.1	802.3	766.3	697.3	621.4	493.6	394.5	295.1	284.9	260.4

Per share data(2)

Average shares - diluted (millions)	18.2	18.3	18.2	18.2	18.0	17.8	16.3	15.0	14.6	14.2

Net (loss) earnings - basic	(2.21)	2.37	4.89	4.56	6.93	5.33	3.01	.04	1.96	3.37
Net (loss) earnings - diluted	(2.21)	2.36	4.86	4.53	6.88	5.30	2.98	.04	1.95	3.32

Cash dividends	.75	.75	.75	.46	.46	—	—	—	.16	.14

Stockholders’ equity	41.82	44.00	42.21	38.48	34.47	27.84	22.16	19.61	19.39	18.43
Market price:
High	45.05	54.85	53.01	47.60	41.45	22.50	22.25	22.31	31.38	33.88
Low	24.61	32.87	34.70	31.14	20.76	15.05	15.80	12.25	10.25	14.25
Year end	26.09	43.36	48.67	41.65	40.55	21.39	19.75	22.19	13.31	29.00

(1)	Pretax (loss) earnings before minority interests.

(2)	Restated for a two-for-one stock split in May 1999, effected as a stock dividend.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s overview. We reported a net loss of $40.2 million for the year ended December 31, 2007 compared with net earnings of $43.3 million for the year 2006. Our net loss was $2.21 per share for the year 2007 compared with net earnings of $2.36 per diluted share for the year 2006. Revenues for the year decreased 14.8% to $2.1 billion from $2.5 billion in 2006.
The loss we incurred in 2007 was our first full-year loss since 1974. The sudden collapse of the subprime mortgage lending market, tightening of credit availability in general, rising foreclosures, weakening home sales and falling home prices were factors contributing to a severe decline in the U.S. real estate market.
We have responded aggressively to the decline in the real estate market and are taking appropriate steps to restore profitability and achieve reasonable profit margins in the future. We have pursued and will achieve an alignment of expenses with revenues. Strong efforts have been made to increase our revenues through sales training and market segmentation. Our market opportunities have been helped by competitors exiting certain geographic markets. We have closed approximately 145 unprofitable branch offices since December 31, 2006. We have reduced employee counts in field offices and are concentrating on increasing employee productivity, controlling compensation expense in specific markets and renegotiating office leases.
In addition, excluding the effects of acquisitions and divestitures, we have reduced employee counts company-wide approximately 1,500 in 2007. Our decrease in employee counts since December 31, 2005, when the real estate market downturn began, has been approximately 2,100, or 20.6%.
The year 2007 includes pretax charges of $40.9 million to increase reserves due to large title claims of $33.4 million, including losses relating to independent agency defalcations, and a $7.5 million reserve adjustment relating to policies issued in prior years. Also included in 2007 are pretax gains of $8.8 million from the sale of two subsidiaries and real estate.
Our other operating expenses have not declined at the same rate as revenues due to the relatively fixed nature of some of these costs, such as rent and other occupancy, and costs associated with our growing international and commercial businesses. Other operating expenses also increased due to the costs associated with acquisitions and the impact of costs associated with closing offices.
Fannie Mae and other industry experts expect the downturn in the real estate and related lending markets to continue through at least 2009. Therefore, our consolidated financial condition and results of operations will continue to be subject to adverse market conditions.
Critical accounting estimates. Actual results can differ from our accounting estimates. While we do not anticipate significant changes in our estimates, there is a risk that such changes could have a material impact on our consolidated financial condition or results of operations for future periods.
Title loss reserves
Our most critical accounting estimate is providing for title loss reserves. Our liability for estimated title losses at December 31, 2007 comprises both known claims ($104.7 million) and our estimate of claims that may be reported in the future ($336.6 million). The amount of the reserve represents the aggregate future payments (net of recoveries) that we expect to incur on policy and escrow losses and in costs to settle claims.
We base our estimates on reported claims, historical loss payment experience, title industry averages and the current legal and economic environment. In making estimates, we use moving-average ratios of recent actual policy loss payment experience (net of recoveries) to premium revenues.

Provisions for title losses, as a percentage of title operating revenues, were 8.5%, 6.0% and 5.5% for the years ended December 31, 2007, 2006 and 2005, respectively. Actual loss payment experience, including the impact of large losses, is the primary reason for increases or decreases in our loss provision. A change of 100 basis points in this percentage, a reasonably likely scenario based on our historical loss experience, would have changed our provision for title losses and pretax earnings approximately $19.9 million for the year ended December 31, 2007.
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
We have consistently followed the same basic method of estimating and recording our loss reserves for more than 10 years. As part of our process, we also obtain input from third-party actuaries regarding our methodology and resulting reserve calculations. While we are responsible for determining our loss reserves, we utilize this actuarial input to assess the overall reasonableness of our reserve estimation.
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
Our accruals for revenues on unreported policies from agencies were not material to our consolidated assets or stockholders’ equity at December 31, 2007 and 2006. The differences between the amounts our agencies have subsequently reported to us compared to our estimated accruals are substantially offset by any differences arising from prior years’ accruals and have been immaterial to consolidated assets and stockholders’ equity during each of the three prior years. We believe our process provides the most reliable estimation of the unreported revenues on policies and appropriately reflects the trends in agency policy activity.
Goodwill and other long-lived assets
Our evaluation of goodwill is completed annually in the third quarter using June 30 balances and when events may indicate impairment. As a result of current market conditions and our operating results, we updated our evaluation through December 31, 2007. We also evaluate the carrying values of title plants and other long-lived assets when events occur that may indicate impairment. The process of determining impairment relies on projections of future cash flows, operating results and market conditions. Uncertainties exist in these projections and are subject to changes relating to factors such as interest rates and overall real estate market conditions. Actual market conditions and operating results may vary materially from our projections.
Based on these evaluations, we estimate and expense to current operations any loss in value of these assets. As part of our process, we also obtain input from third-party appraisers regarding the fair value of our reporting units. While we are responsible for assessing whether an impairment of goodwill exists, we utilize the input from third-party appraisers to assess the overall reasonableness of our conclusions. There were no impairment write-offs of goodwill or other long-lived assets during 2007, 2006 or 2005.
Operations. Our business has two main operating segments: title insurance-related services and real estate information (REI). These segments are closely related due to the nature of their operations and common customers.

Our primary business is title insurance and settlement-related services. We close transactions and issue title policies on homes and commercial and other real properties located in all 50 states, the District of Columbia and international markets through more than 9,500 policy-issuing offices and agencies. We also provide post-closing lender services, automated county clerk land records, property ownership mapping, geographic information systems, property information reports, document preparation, background checks and expertise in Internal Revenue Code Section 1031 tax-deferred property exchanges.
Factors affecting revenues. The principal factors that contribute to changes in operating revenues for our title and REI segments include:
•	mortgage interest rates;

•	ratio of purchase transactions compared with refinance transactions;

•	home prices;

•	consumer confidence;

•	demand by buyers;

•	number of households;

•	availability of loans for borrowers;

•	premium rates;

•	market share;

•	opening of new offices and acquisitions; and

•	number of commercial transactions, which typically yield higher premiums.
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
Industry data. Published mortgage interest rates and other selected residential data for the years ended December 31, 2007, 2006 and 2005 follow (amounts shown for 2007 are preliminary and subject to revision). The amounts below may not relate directly to or provide accurate data for forecasting our operating revenues or order counts.
Our statements on home sales, mortgage interest rates and loan activity are based on published industry data from sources including Fannie Mae, the National Association of Realtors®, the Mortgage Bankers Association and Freddie Mac. We also use information from our direct operations.

	2007	2006	2005

Mortgage interest rates (30-year, fixed-rate) — %
Averages for the year	6.34	6.41	5.87
First quarter	6.22	6.24	5.76
Second quarter	6.37	6.60	5.72
Third quarter	6.55	6.56	5.76
Fourth quarter	6.23	6.25	6.22

Mortgage originations — in $ billions	2,485	2,761	2,980
Refinancings — % of originations	49.7	47.6	49.3

New home sales — in thousands	774	1,051	1,283
Existing home sales — in thousands	5,652	6,478	7,075
Existing home sales — median sales price in $ thousands	208.4	221.6	219.6

Most industry experts project mortgage interest rates to remain stable in 2008, subsequent to rate reductions made in January 2008. Due to the large number of refinancing transactions completed in 2005 and rising interest rates in 2006, significantly fewer refinancing transactions occurred in 2006. Refinancing transactions, as a percentage of total transactions, increased slightly in 2007 compared with 2006 as interest rates stabilized and are expected to remain at 2007 levels through 2008 due to a stable interest rate environment.
Fannie Mae expects the downturn in the real estate and related lending markets to continue through at least 2009. Therefore, our financial condition and results of operations will continue to be adversely affected by the current market conditions.
Trends and order counts. Mortgage interest rates (30-year, fixed-rate) have fluctuated from a monthly low of 5.6% in June 2005 to a monthly high of 6.8% in July 2006 and were 6.1% at December 2007. As a result of the above, and the sudden collapse of the subprime lending market and tightening of credit availability in general, mortgage originations decreased 16.6% from 2005 through 2007. Sales of new and existing homes decreased 39.7% and 20.1%, respectively, in this same two-year period.
As a result of the above trends, our direct order levels have decreased significantly from 2005 to 2007, in response to the softening U.S. real estate market.
The number of direct title orders we opened follows (in thousands):

	2007	2006	2005

First quarter	173	193	212
Second quarter	180	202	245
Third quarter	151	183	238
Fourth quarter	128	162	187

	632	740	882

The number of direct title orders we closed follows (in thousands):

	2007	2006	2005

First quarter	110	132	143
Second quarter	125	147	174
Third quarter	107	136	182
Fourth quarter	93	124	152

	435	539	651

Regulatory developments. In January 2007, the California Insurance Commissioner filed a rate reduction order that would have reduced title insurance rates in California by 26% commencing in 2009. However, we believe that California law requires rates to be established competitively and not by administrative order. This rate reduction order was rejected by the California Office of Administrative Law in February 2007 and, in May 2007, California’s Insurance Commissioner submitted revised regulations that, in addition to reducing rates effective 2010, would have increased financial and operating data, market conduct and other regulatory requests by the California Department of Insurance. In October 2007, subsequent to several title insurance industry meetings with the California Department of Insurance (CDOI), the state’s Insurance Commissioner proposed to reduce the requirements of data and market conduct requests, delay the effective date to 2011, and eliminate the interim rate reduction previously submitted to the CDOI. These proposals are contingent upon the ongoing work of the title insurance industry with the CDOI to identify alternative methods of providing the additional data and reforming the existing rate structure.

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
In February 2008, several lawsuits, seeking class action status, were filed against our New York underwriters and several of our competitors. These lawsuits allege that we, along with our competitors, conspired to fix title insurance prices in New York through membership in a rating bureau. In addition, certain of the lawsuits also allege that the prices charged by title insurers constituted overcharges in violation of RESPA. We believe that these allegations are without merit and intend to vigorously defend ourselves against these pending matters. While we cannot predict the outcome of these matters, we believe that the ultimate outcome will not materially affect our consolidated financial condition or results of operations.
Results of Operations
A comparison of our results of operations for 2007 with 2006 and 2006 with 2005 follows. Factors contributing to fluctuations in our results of operations are presented in the order of their monetary significance and we have quantified, when necessary, significant changes. Results from our REI segment are included in our year-to-year discussions as those amounts are immaterial in relation to consolidated totals. When relevant, we have discussed our REI segment’s results separately.
Title revenues. Our revenues from direct title operations decreased $81.3 million, or 7.9%, in 2007 and $13.3 million, or 1.3%, in 2006. The largest revenue decreases in 2007 were in California, Florida, Nevada and Arizona, partially offset by increases in Canada, New York and Texas. The largest revenue decreases in 2006 were in California and Florida, partially offset by increases in Texas, including the results of acquisitions, and Canada. Acquisitions increased revenues $22.1 million and $51.7 million in 2007 and 2006, respectively. Revenues from commercial and large transactions increased $22.6 million and $42.8 million in 2007 and 2006, respectively. However, these increases in 2007 were more than offset by the decline in residential transaction volume that resulted from the substantial decline in new and existing home sales and the substantial reduction in both subprime and prime financing activities caused by the uncertainty in the subprime lending market.
The number of direct closings we handled decreased 19.2% in 2007 and 17.2% in 2006. However, the average revenue per closing increased 7.6% in 2007 and 14.7% in 2006 primarily due to the increased ratio of commercial transactions to total transactions compared with the prior year. Title insurance premiums for commercial transactions are typically higher than for residential transactions.
Revenues from agencies decreased 21.3% in 2007 and increased 3.9% in 2006. The decrease in 2007 was primarily due to the impact of a reduction in home sales and prices in most markets and the overall decline in business related to the current market conditions. The largest decreases in revenues from agencies in 2007 were in Florida, California, Virginia, Maryland and Ohio.
Agency business increased in 2006 due in part to new agencies added by us in Florida and the acquisition of a New York title insurance underwriter with agency operations, partially offset by the impact of reductions in transaction volume in California and Pennsylvania and our acquisition of certain agencies that were formerly independent.

Regulators periodically review title insurance premium rates and may seek reductions in the premium rates charged. The Texas Department of Insurance reduced title insurance premium rates by 3.2% effective February 1, 2007. This decrease in premiums, net of amounts retained by agencies, aggregated approximately $6.2 million in 2007.
Title revenues by state. The approximate amounts and percentages of consolidated title operating revenues for the last three years were as follows:

	Amounts ($ millions)			Percentages
	2007	2006	2005	2007	2006	2005

Texas	316	321	292	16	14	13
California	214	317	367	11	13	16
New York	186	180	159	9	8	7
Florida	181	280	245	9	12	11
All others	1,091	1,253	1,251	55	53	53

	1,988	2,351	2,314	100	100	100

REI revenues. Real estate information services revenues were $66.0 million in 2007, $81.2 million in 2006 and $82.5 million in 2005. The decrease in 2007 primarily resulted from the sale in early January 2007 of GlobeXplorer and AirPhotoUSA and a reduced number of Internal Revenue Code Section 1031 tax-deferred property exchanges.
As noted above, we sold our mapping and aerial photography businesses, GlobeXplorer and AirPhotoUSA, to DigitalGlobe® but continue to acquire spatial and digital imagery from these companies and use these images in certain of the products sold in our operations or directly sell these images through our real estate information portal, PropertyInfo Corporation. We recorded a pretax gain of $3.2 million from the sale of these subsidiaries, which is included in our results of operations in investment and other gains – net in our consolidated statements of earnings, retained earnings and comprehensive earnings. The impact of the sale transaction and these businesses’ operations was not material to our consolidated financial condition, results of operations or cash flows.
The decrease in 2006 primarily resulted from reduced revenues related to post-closing services and electronic mortgage documents, somewhat offset by an increase in revenues in our automated mapping services due to an acquisition. In 2006, revenues and pretax earnings from our tax-deferred property exchange business were negatively impacted due to a shift from taxable income to a higher percentage of tax-exempt income than was earned in 2005.
Investment income. Investment income increased $1.2 million, or 3.3%, in 2007 and $5.8 million, or 19.9%, in 2006 primarily due to higher yields. Certain investment gains and losses were realized as part of the ongoing management of our investment portfolio for the purpose of improving performance and are included in our results of operations in investment and other gains – net in our consolidated statements of earnings, retained earnings and comprehensive earnings.
In addition to the gain on the sale of subsidiaries noted above, our 2007 investment and other gains – net includes a $5.6 million gain from the sale of real estate. The real estate was owned by a consolidated subsidiary, which has significant minority interest shareholders. After considering the effects of minority interests and taxes, the sale of real estate resulted in a net gain of approximately $2.0 million in 2007.
Retention by agencies. The amounts retained by agencies, as a percentage of revenues generated by them, were 81.0%, 80.7% and 81.2% in the years 2007, 2006 and 2005, respectively. Amounts retained by title agencies are based on agreements between agencies and our title underwriters. This retention percentage may vary from year-to-year because of the geographical mix of agency operations, the volume of title revenues and, in some states, laws or regulations.

Selected cost ratios (by segment). The following table shows employee costs and other operating expenses as a percentage of related title insurance and REI operating revenues.

	Employee costs (%)			Other operating (%)
	2007	2006	2005	2007	2006	2005

Title	31.5	28.3	27.5	19.2	15.8	15.1
REI	69.6	62.8	60.5	28.0	35.3	22.4

These two categories of expenses are discussed below in terms of year-to-year monetary changes.
Employee costs. Our employee costs and certain other operating expenses are sensitive to inflation. Employee costs for the combined business segments decreased $39.4 million, or 5.4%, in 2007 and increased $33.9 million, or 4.9%, in 2006. The number of persons we employed at December 31, 2007, 2006 and 2005 was approximately 8,500, 9,900 and 10,100, respectively. Excluding the effects of acquisitions and divestitures, we reduced our employee headcount company-wide approximately 1,500, or 14.9%, in 2007 and 2,100, or 20.6%, since December 31, 2005. Also, employee costs were approximately $8.0 million lower in 2007 compared with 2006 due to a high level of major medical claims in 2006, both in terms of number and cost.
Partially offsetting the decreases in headcount and medical claims in 2007 were annual raises, employee costs in areas of technology development and commercial business and salary increases in highly competitive geographic markets. In addition, acquisitions made since the prior year increased our employee headcount approximately 170 and 520, and added $12.6 million and $23.3 million in employee costs, in 2007 and 2006, respectively.
In addition to the impact of acquisitions and costs associated with major medical claims, employee costs increased in 2006 due to annual raises, costs related to developing technology initiatives and the competitive market for key employees in certain states.
In our REI segment, total employee costs for 2007 decreased $2.8 million, or 5.5%, from 2006 primarily due to the sale of our mapping and aerial photography businesses and also in our Section 1031 tax-deferred exchange business. Employee costs in this segment were comparable between 2006 and 2005.
Other operating expenses. Most of our operating expenses are fixed in nature, although some follow, to varying degrees, the changes in transaction volume and revenues. Other operating expenses for the combined business segments increased $4.0 million, or 1.0%, in 2007 and $32.8 million, or 8.8%, in 2006. Acquisitions made since the prior year increased other operating expenses approximately $5.3 million and $13.7 million in 2007 and 2006, respectively. The remaining fluctuation in other operating expenses in 2007 resulted from increases in our international business, outside search fees due to the growth in our commercial business, rent and other occupancy costs, and bad debt expenses, offset by decreases in certain REI expenses, general supplies, business promotion, premium taxes and technology costs. Increases in 2006 included technology costs, outside search fees, business promotion and litigation costs.
Other operating expenses also includes travel, attorneys’ fees, title plant expenses and repairs and maintenance.

Title losses. Provisions for title losses, as a percentage of title operating revenues, were 8.5%, 6.0% and 5.5% in 2007, 2006 and 2005, respectively. An increase in loss payment experience for recent policy years resulted in an increase in our loss ratios in 2007 and 2006. Title loss reserves in 2007 included $28.4 million for large title claims, primarily related to independent agency defalcations, and an adjustment to reserves of $5.0 million related to claims that may have been incurred but not yet reported to us, which resulted from the increase in the frequency of large claims. In addition, we recorded a reserve adjustment of $7.5 million related to higher than expected loss payment experience for policy years 2004 through 2006. As a result of this policy loss experience, we also increased our provision for current year policies by approximately $8.2 million. Title loss reserves included $9.2 million for large title claims primarily related to agency defalcations in 2006 and $10.5 million related to a mortgage fraud and an agency defalcation in 2005.
Income taxes. Our effective tax rates, based on earnings before taxes and after deducting minority interests (a loss of $64.1 million, and earnings of $66.3 million and $145.5 million in 2007, 2006 and 2005, respectively), were 37.3%, 34.8% and 39.0% for 2007, 2006 and 2005, respectively. Our effective tax rate increased in 2007 primarily due to the level of our operating losses compared with our significant permanent differences, such as tax-exempt income, which remain relatively fixed in amount in 2007 and 2006. For 2006, our effective tax rate was positively impacted primarily by a higher ratio of tax-exempt income to earnings before taxes than in 2005.
Contractual obligations. Our material contractual obligations at December 31, 2007 were:

	Payments due by period ($ millions)
	Less than	1-3	3-5	More than
	1 year	years	years	5 years	Total

Notes payable	26.3	54.7	27.5	0.2	108.7
Operating leases	56.6	78.2	42.8	47.5	225.1
Estimated title losses	92.7	125.8	66.2	156.6	441.3

	175.6	258.7	136.5	204.3	775.1

Material contractual obligations consist primarily of notes payable, operating leases and estimated title losses. Operating leases are primarily for office space and expire over the next 10 years. The timing above for the payments of estimated title losses is not set by contract. Rather, it is projected based on historical payment patterns. The actual timing of estimated title loss payments may vary materially from the above projection since claims, by their nature, are complex and paid over long periods of time. Loss reserves represent a total estimate only, whereas the other contractual obligations are determinable as to timing and amounts. Title losses paid were $117.6 million, $107.2 million and $83.4 million in 2007, 2006 and 2005, respectively.
Liquidity. Cash provided by operations was $4.6 million, $105.1 million and $174.4 million in 2007, 2006 and 2005, respectively. Cash provided by operations was reduced due to decreases in our earnings and increases in payments of accounts payable and title loss payments. Cash flow from operations has been the primary source of financing for additions to property and equipment, expanding operations, dividends to stockholders, purchases of our Common Stock and other requirements. This source is supplemented by bank borrowings, typically in connection with acquisitions.
The most significant non-operating source of cash was from proceeds of investments matured and sold in the amounts of $449.2 million, $435.5 million and $580.9 million in 2007, 2006 and 2005, respectively. We used cash for the purchases of investments in the amounts of $391.9 million, $405.9 million and $679.0 million in 2007, 2006 and 2005, respectively.

Unrealized gains and losses on investments and changes in foreign currency exchange rates are reported net of deferred taxes in accumulated other comprehensive earnings, a component of stockholders’ equity, until realized. For 2007 and 2006, unrealized investment gains of $1.9 million and $0.8 million, respectively, increased comprehensive earnings primarily due to changes in bond values caused by interest rate decreases. In 2005, comprehensive earnings were decreased $7.2 million due to unrealized investment losses related to changes in bond values caused by interest rate increases.
Changes in foreign currency exchange rates, primarily related to our Canadian operations, increased comprehensive earnings $9.9 million and $1.6 million in 2007 and 2006, respectively, and decreased comprehensive earnings $1.0 million in 2005.
During the years ended 2007, 2006 and 2005, acquisitions resulted in additions to goodwill of $13.7 million, $48.7 million and $30.1 million, respectively.
A substantial majority of our consolidated cash and investments at December 31, 2007 was held by Guaranty and its subsidiaries. The use and investment of these funds, dividends to us, and cash transfers between Guaranty and its subsidiaries and us are subject to certain legal restrictions. See Notes 2 and 3 to our accompanying consolidated financial statements.
Our liquidity at December 31, 2007, excluding Guaranty and its subsidiaries, was comprised of cash and investments aggregating $22.6 million and short-term liabilities of $3.9 million. We know of no commitments or uncertainties that are likely to materially affect our ability to fund our cash needs. See Note 17 to our accompanying consolidated financial statements.
Loss reserves. Our loss reserves are fully funded, segregated and invested in high-quality securities and short-term investments, as required by the insurance regulators of the states in which our underwriters are domiciled. At December 31, 2007, these investments aggregated $475.9 million and our estimated title loss reserves were $441.3 million.
Historically, our operating cash flow has been sufficient to pay all title policy losses. As reported in Note 4 to the accompanying consolidated financial statements, the fair value of our debt securities maturing in less than one year was $51.7 million at December 31, 2007. Combining our expected annual cash flow provided by operating activities ($4.6 million which includes claim payments in 2007) with investments maturing in less than one year, we do not expect future loss payments to create a liquidity problem for us. Beyond providing funds for loss payments, we manage the maturities of our investment portfolio to provide safety of capital, improve earnings and mitigate interest rate risks.
Other-than-temporary impairments of investments. We have reviewed our investment portfolio as of December 31, 2007 and determined that we do not hold any investments that we believe will be materially impaired as a result of the decline in financing activity related to the subprime lending market or securities backed by subprime loans. In addition, for the year ended December 31, 2007, we have not recorded material other-than-temporary impairments of our investments.
Capital resources. We consider our capital resources to be adequate. We expect external capital resources would be available, if needed, because of our low debt-to-equity ratio. We do not expect any material changes in the mix or relative cost of such external resources. Long-term debt and stockholders’ equity were $82.4 million and $754.1 million, respectively, at December 31, 2007 and we are not aware of any trends, either favorable or unfavorable, that would materially affect these balances. However, significant acquisitions in the future could materially affect our notes payable or stockholders’ equity balances.
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
Our only material market risk in investments in financial instruments is our debt securities portfolio. We invest primarily in municipal, corporate and utilities, foreign and U.S. Government debt securities. We do not invest in financial instruments of a derivative or hedging nature.
We have established policies and procedures to minimize our exposure to changes in the fair values of our investments. These policies include retaining an investment advisory firm, an emphasis upon credit quality, management of portfolio duration, maintaining or increasing investment income through high coupon rates and actively managing our profile and security mix depending upon market conditions. We have classified all of our investments as available-for-sale.
Investments in debt securities at December 31, 2007 mature, according to their contractual terms, as follows (actual maturities may differ because of call or prepayment rights):

	Amortized	Fair
	costs	values
	($ thousands)
In one year or less	51,832	51,668
After one year through two years	53,312	53,877
After two years through three years	50,764	50,981
After three years through four years	75,273	75,948
After four years through five years	63,637	64,395
After five years	277,927	283,779
Mortgage-backed securities	225	198

	572,970	580,846

We believe our investment portfolio is diversified and do not expect any material loss to result from the failure to perform by issuers of the debt securities we hold. Our investments are not collateralized. The mortgage-backed securities are issued by U.S. Government-sponsored entities.
Based on our debt securities portfolio and interest rates at December 31, 2007, a 100 basis-point increase (decrease) in interest rates would result in a decrease (increase) of approximately $24.2 million, or 4.2%, in the fair value of our portfolio. Changes in interest rates may affect the fair value of the debt securities portfolio and may result in unrealized gains or losses. Gains or losses would only be realized upon the sale of the investments. Any other-than-temporary declines in fair values of securities are charged to earnings.

Item 8. Financial Statements and Supplementary Data
The information required to be provided in this item is included in our audited Consolidated Financial Statements, including the Notes thereto, attached hereto as pages F-1 to F-23, and such information is incorporated in this report by reference.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Our principal executive officers and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2007, have concluded that, as of such date, our disclosure controls and procedures are adequate and effective to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.
There has been no change in our internal control over financial reporting during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As a result, no corrective actions were required or undertaken.
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.
Based on our assessment, management believes that, as of December 31, 2007, our internal control over financial reporting is effective based on those criteria.
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
See page F-2 for the Report of Independent Registered Public Accounting Firm on our effectiveness of internal control over financial reporting.
Item 9B. Other Information
None.

P A R T III
Item 10. Directors, Executive Officers and Corporate Governance
Information regarding our directors and executive officers will be included in our proxy statement for our 2008 Annual Meeting of Stockholders (Proxy Statement), to be filed within 120 days after December 31, 2007, and is incorporated in this report by reference.
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
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information regarding certain relationships and related transactions and director independence will be included in the Proxy Statement and is incorporated in this report by reference.
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
STEWART INFORMATION SERVICES CORPORATION
(Registrant)

By:	/s/ Malcolm S. Morris

Malcolm S. Morris, Co-Chief Executive Officer and Chairman of the Board of Directors

By:	/s/ Stewart Morris, Jr.

Stewart Morris, Jr., Co-Chief Executive Officer, President and Director

By:	/s/ Max Crisp

Max Crisp, Executive Vice President and Chief Financial Officer, Secretary, Treasurer,
Principal Financial Officer and Director

By:	/s/ Alison R. Evers

Alison R. Evers, Senior Vice President and Principal Accounting Officer
Date: February 25, 2008
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on our behalf on February 25, 2008 by the following Directors:

/s/ Robert L. Clarke		/s/ Malcolm S. Morris
(Robert L. Clarke)	(Paul Hobby)	(Malcolm S. Morris)

/s/ Max Crisp	/s/ E. Douglas Hodo	/s/ Stewart Morris, Jr.

(Max Crisp)	(E. Douglas Hodo)	(Stewart Morris, Jr.)

/s/ Nita Hanks	/s/ Laurie C. Moore

(Nita Hanks)	(Laurie C. Moore)	(W. Arthur Porter)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Stewart Information Services Corporation:
We have audited Stewart Information Services Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Stewart Information Services Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A. Controls and Procedures. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, Stewart Information Services Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Stewart Information Services Corporation and subsidiaries as listed in the accompanying index, and our report dated February 29, 2008 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Houston, Texas
February 29, 2008

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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Stewart Information Services Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Stewart Information Services Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 29, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Houston, Texas
February 29, 2008

CONSOLIDATED STATEMENTS OF EARNINGS, RETAINED EARNINGS AND COMPREHENSIVE EARNINGS

Years Ended December 31	2007	2006	2005

	($000 omitted, except per share)
Revenues
Title insurance:
Direct operations	947,342	1,028,688	1,041,977
Agency operations	1,040,719	1,321,994	1,272,062
Real estate information	66,037	81,159	82,495
Investment income	36,073	34,913	29,127
Investment and other gains — net	16,520	4,727	4,966

	2,106,691	2,471,481	2,430,627

Expenses
Amounts retained by agencies	843,038	1,067,071	1,032,496
Employee costs	689,107	728,529	694,599
Other operating expenses	409,999	405,951	373,161
Title losses and related claims	168,501	141,557	128,102
Depreciation and amortization	41,125	37,747	33,954
Interest	6,842	6,090	3,351

	2,158,612	2,386,945	2,265,663

(Loss) earnings before taxes and minority interests	(51,921)	84,536	164,964
Income tax (benefit) expense	(23,926)	23,045	56,768
Minority interests	12,225	18,239	19,431

Net (loss) earnings	(40,220)	43,252	88,765

Retained earnings at beginning of year	649,598	619,232	543,295
Recovery of excess distribution to minority interest	478	—	—
Cash dividends on Common Stock ($.75 per share)	(12,738)	(12,886)	(12,828)

Retained earnings at end of year	597,118	649,598	619,232

Average shares — diluted (000)	18,162	18,304	18,246

(Loss) earnings per share — basic	(2.21)	2.37	4.89

(Loss) earnings per share — diluted	(2.21)	2.36	4.86

Comprehensive (loss) earnings:
Net (loss) earnings	(40,220)	43,252	88,765
Changes in other comprehensive earnings, net of taxes of $6,344, $1,310 and ($4,394)	11,781	2,433	(8,160)

Comprehensive (loss) earnings	(28,439)	45,685	80,605

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

December 31	2007	2006

	($000 omitted)
Assets
Cash and cash equivalents	109,239	136,137
Short-term investments	79,780	161,711

	189,019	297,848

Investments in debt and equity securities, at market:
Statutory reserve funds	518,586	490,540
Other	98,511	78,249

	617,097	568,789

Receivables:
Notes	15,416	6,901
Premiums from agencies	48,040	58,023
Income taxes	38,084	9,285
Other	39,835	45,370
Allowance for uncollectible amounts	(11,613)	(9,112)

	129,762	110,467

Property and equipment, at cost:
Land	8,494	8,350
Buildings	22,234	20,591
Furniture and equipment	289,320	278,563
Accumulated depreciation	(223,591)	(208,179)

	96,457	99,325

Title plants, at cost	78,245	70,324
Real estate, at lower of cost or net realizable value	5,998	3,658
Investments in investees, on an equity basis	15,810	17,139
Goodwill	208,824	204,302
Intangible assets, net of amortization	17,157	15,444
Other assets	83,605	70,911

	1,441,974	1,458,207

Liabilities
Notes payable, including $82,404 and $92,469 long-term portion	108,714	109,549
Accounts payable and accrued liabilities	108,658	130,589
Estimated title losses	441,324	384,396
Deferred income taxes	13,509	14,139
Minority interests	15,710	17,272

	687,915	655,945

Contingent liabilities and commitments

Stockholders’ equity
Common Stock — $1 par, authorized 30,000,000, issued and outstanding 17,311,505 and 17,507,087	17,312	17,507
Class B Common Stock — $1 par, authorized 1,500,000, issued and outstanding 1,050,012	1,050	1,050
Additional paid-in capital	122,834	129,960
Retained earnings	597,118	649,598
Accumulated other comprehensive earnings:
Foreign currency translation adjustments	14,542	4,662
Unrealized investment gains	5,300	3,399
Treasury stock — 330,407 and 325,829 Common shares, at cost	(4,097)	(3,914)

Total stockholders’ equity	754,059	802,262

	1,441,974	1,458,207

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31	2007	2006	2005

	($000 omitted)
Reconciliation of net (loss) earnings to cash provided by operating activities:
Net (loss) earnings	(40,220)	43,252	88,765
Add (deduct):
Depreciation and amortization	41,125	37,747	33,954
Deferred income tax benefit	(8,175)	(4,232)	(9,158)
Realized investment and other gains — net	(16,520)	(4,727)	(4,966)
Provisions for title losses in excess of payments	51,636	34,968	45,940
Increase in receivables — net	(12,127)	(21,005)	(7,858)
Increase in other assets — net	(1,251)	(3,997)	(15,108)
(Decrease) increase in payables and accrued liabilities — net	(20,323)	1,041	22,077
Minority interests	12,225	18,239	19,431
Net earnings from equity investees	(2,940)	(4,340)	(6,992)
Dividends received from equity investees	4,505	4,804	4,868
Other — net	(3,357)	3,314	3,482

Cash provided by operating activities	4,578	105,064	174,435

Investing activities:
Proceeds from investments matured and sold	449,233	435,529	580,925
Purchases of investments	(391,924)	(405,942)	(679,026)
Purchases of property and equipment, title plants and real estate — net	(31,383)	(42,021)	(33,931)
Increases in notes receivable	(11,223)	(1,732)	(2,654)
Collections on notes receivable	2,667	1,667	2,779
Cash paid for acquisitions of subsidiaries — net (see below)	(8,393)	(45,398)	(18,149)
Cash paid for cost-basis investments, equity investees and related intangibles — net	(6,016)	(10,080)	(3,877)
Cash received for the sale of real estate	4,971	—	—
Proceeds from sale of equity investees	—	—	10,002

Cash provided (used) by investing activities	7,932	(67,977)	(143,931)

Financing activities:
Cash dividends paid	(12,738)	(12,886)	(12,828)
Purchases of Common Stock	(9,472)	—	—
Distributions to minority interests	(13,506)	(18,282)	(16,549)
Proceeds from notes payable	14,479	17,307	37,161
Payments on notes payable	(21,514)	(24,778)	(23,821)
Proceeds from exercise of stock options	368	517	364

Cash used by financing activities	(42,383)	(38,122)	(15,673)

Effect of changes in foreign currency exchange rates	2,975	2,438	(1,480)

(Decrease) increase in cash and cash equivalents	(26,898)	1,403	13,351

Cash and cash equivalents at beginning of period	136,137	134,734	121,383

Cash and cash equivalents at end of period	109,239	136,137	134,734

Supplemental information:
Assets acquired:
Goodwill	13,738	48,678	30,108
Investments	981	13,429	—
Title plants	4,618	10,093	4,405
Property and equipment	1,181	4,829	1,319
Intangible assets	850	3,995	3,434
Other	755	—	6,202
Liabilities assumed	(6,487)	(6,703)	(2,543)
Debt issued	(7,243)	(28,923)	(24,776)

Cash paid for acquisitions of subsidiaries — net	8,393	45,398	18,149

Income taxes paid	14,031	43,897	51,652
Interest paid	5,766	4,613	2,665

     See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Three Years Ended December 31, 2007)
NOTE 1
General. Stewart Information Services Corporation, through its subsidiaries (collectively, the Company), is primarily engaged in the business of title insurance-related services. The Company also provides real estate information services. The Company operates through a network of policy-issuing offices and agencies in the United States and international markets. Approximately 45% of consolidated title revenues for the year ended December 31, 2007 were generated in Texas, California, New York and Florida.
A. Management’s responsibility. The accompanying consolidated financial statements were prepared by management, which is responsible for their integrity and objectivity. The financial statements have been prepared in conformity with U.S. generally accepted accounting principles (GAAP), including management’s best judgments and estimates. Actual results could differ from those estimates.
B. New significant accounting pronouncements. In September 2006, SFAS No. 157, “Fair Value Measurements”, was issued. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP and expands disclosure about fair value measurements. SFAS 157 was amended to be effective January 1, 2009. The Company is in the process of evaluating the impact that SFAS 157 will have on its consolidated financial statements.
In February 2007, SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115”, was issued with an effective date of January 1, 2008. SFAS 159 permits entities a one-time, irrevocable election to choose to measure certain eligible financial instruments and other items at fair value. Unrealized gains and losses on items for which the fair value option is elected shall be reported in earnings. The Company is in the process of evaluating the impact that SFAS 159 will have on its consolidated financial statements.
In December 2007, SFAS No. 141(R), “Business Combinations”, was issued. SFAS 141(R) establishes principles and requirements for the financial statement recognition and measurement of identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141(R) also establishes the recognition and measurement of goodwill acquired in the business combination or gain from a bargain purchase and determines the financial statement disclosures related to the nature and financial effects of the business combination.
In December 2007, SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51”, was issued. SFAS 160 establishes accounting and reporting standards for the noncontrolling (minority) interest in, and the deconsolidation of, a subsidiary.
SFAS 141(R) and SFAS 160 are required to be adopted simultaneously and are effective January 1, 2009. The Company is in the process of evaluating the impact that SFAS 141(R) and SFAS 160 will have on its consolidated financial statements.
C. Reclassifications. Certain prior year amounts in these consolidated financial statements have been reclassified for comparative purposes. Net earnings and stockholders’ equity, as previously reported, were not affected.
D. Consolidation. The consolidated financial statements include all subsidiaries in which the Company owns more than 50% voting rights in electing directors and variable interest entities when required by FIN 46(R). Unconsolidated investees, in which the Company typically owns 20% through 50% of the equity, are accounted for by the equity method. All significant intercompany amounts and transactions have been eliminated and provisions are made for minority interests.

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
F. Revenue recognition. Operating revenues from direct title operations are considered earned at the time of the closing of the related real estate transaction. The Company recognizes premium revenues on title insurance policies written by independent agencies (agencies) when the policies are reported to the Company. In addition, where reasonable estimates can be made, the Company accrues for policies issued but not reported until after period end. The Company believes that reasonable estimates can be made when recent and consistent policy issuance information is available. Estimates are based on historical reporting patterns and other information obtained about agencies, as well as current trends in direct operations and in the title industry. In this accrual, future transactions are not being estimated. The Company is estimating revenues on policies that have already been issued by agencies but not yet reported to or received by the Company. The Company has consistently followed the same basic method of estimating unreported policy revenues for more than 10 years.
Revenues from real estate information services are generally considered earned at the time the service is performed or the work product is delivered to the customer.
G. Title losses and related claims. Estimating future title loss payments is difficult due to the complex nature of title claims, the length of time over which claims are paid, the significantly varying dollar amounts of individual claims and other factors.
The Company’s liability for estimated title losses comprises both known claims and claims that may be reported in the future. The amount of the reserve represents the aggregate future payments (net of recoveries) that are expected to be incurred on policy and escrow losses and in costs to settle claims. Large losses are individually evaluated. In accordance with industry practice, these amounts have not been discounted to their present values. Provisions are charged to earnings in the same year the related premium revenues are recognized. The Company bases its estimates on reported claims, historical loss payment experience, title industry averages and the current legal and economic environment.
The Company’s estimated liability for future title loss payments is regularly reviewed for adequacy and adjusted as appropriate. The Company has consistently followed the same basic method of estimating and recording its loss reserves for more than 10 years. As part of the process, the Company also obtains input from third-party actuaries on its methodology and resulting reserve calculations. While the Company is responsible for determining its loss reserves, the Company utilizes this actuarial input to assess the overall reasonableness of its reserve estimation.
H. Cash equivalents. Cash equivalents are highly liquid investments with insignificant interest rate risks and maturities of three months or less at the time of acquisition.
I. Short-term investments. Short-term investments comprise time deposits with banks, federal government obligations, money market accounts and other investments maturing in less than one year.
J. Investments in debt and equity securities. The investment portfolio is classified as available-for-sale. Realized gains and losses on sales of investments are determined using the specific identification method. Net unrealized gains and losses on securities, net of applicable deferred taxes, are included as a component of other comprehensive earnings within stockholders’ equity. At the time unrealized gains and losses become realized, they are reclassified from accumulated other comprehensive earnings using the specific identification method. Any other-than-temporary declines in market values of securities are charged to earnings.

K. Property and equipment. Depreciation is principally computed using the straight-line method at the following rates: buildings — 30 to 40 years and furniture and equipment — 3 to 10 years. Maintenance and repairs are expensed as incurred while improvements are capitalized. Gains and losses are recognized at disposal.
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
M. Goodwill. Goodwill is the excess of the purchase price over the fair value of net assets acquired. Goodwill is not amortized but is reviewed no less than annually and, if determined to be impaired, the impaired portion is expensed to current operations. The process of determining impairment relies on projections of future cash flows, operating results and market conditions. Uncertainties exist in these projections and are subject to changes relating to factors such as interest rates and overall real estate market conditions. There were no impairment write-offs of goodwill during the years ended December 31, 2007, 2006 and 2005.
N. Acquired intangibles. Intangible assets are mainly comprised of non-compete and underwriting agreements and are amortized on a straight-line basis over their estimated lives, which are primarily 3 to 10 years.
O. Other long-lived assets. The Company reviews the carrying values of title plants and other long-lived assets if certain events occur that may indicate impairment. An impairment of these long-lived assets is indicated when projected undiscounted cash flows over the estimated lives of the assets are less than carrying values. If impairment is determined by management, the recorded amounts are written down to fair values by calculating the discounted values of projected cash flows. There were no impairment write-offs of long-lived assets during the years ended December 31, 2007, 2006 and 2005.
The Company had investments accounted for using the cost method aggregating $27,300,000 and $15,300,000 at December 31, 2007 and 2006, respectively. Cost-basis investments are included in other assets on the Company’s consolidated balance sheets and are evaluated periodically for impairment. There were no impairments recorded for cost-basis investments during the years ended December 31, 2007, 2006 and 2005.
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
Q. Derivatives and hedging. The Company does not invest in financial instruments of a derivative or hedging nature.
R. Leases. The Company recognizes minimum payments under non-cancelable operating leases, which generally expire over the next 10 years, on the straight-line basis over the terms of the leases, including provisions for any free rent periods or escalating lease payments.
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

T. Stock option plan. The Company accounts for its stock option plan, which authorizes the granting of up to 900,000 options for shares of its Common Stock, in accordance with SFAS No. 123(R), “Share-Based Payment”, and uses the modified prospective method under which share-based compensation expense is recognized for new share-based awards granted, and any outstanding awards that are modified, repurchased or cancelled subsequent to January 1, 2006. Compensation expense is based on the fair value of the options, which is estimated using the Black-Scholes Model. All options expire 10 years from the date of grant and are granted at the closing market price of the Company’s Common Stock on the date of grant. There are no unvested awards since all options are immediately exercisable.
Prior to the adoption of SFAS No. 123(R) effective January 1, 2006, the Company applied the intrinsic value method of APB No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations in accounting for its stock option plan. Accordingly, no stock-based employee compensation expense was reflected in net earnings as all options granted had an exercise price equal to the market value of the Common Stock on the date of grant (Note 13).
NOTE 2
Restrictions on cash and investments. Statutory reserve funds of $518,586,000 and $490,540,000 and short-term investments of $30,442,000 and $53,613,000 at December 31, 2007 and 2006, respectively, were maintained to comply with legal requirements for statutory premium reserves and state deposits. These funds are not available for any other purpose.
A substantial majority of consolidated investments and cash at each year end was held by the Company’s title insurance subsidiaries. Generally, the types of investments a title insurer can make are subject to legal restrictions. Furthermore, the transfer of funds by a title insurer to its parent or subsidiary operations, as well as other related party transactions, are restricted by law and generally require the approval of state insurance authorities.
NOTE 3
Dividend restrictions. Substantially all of the consolidated retained earnings at each year end were represented by Guaranty, which owns directly or indirectly substantially all of the subsidiaries included in the consolidation.
Guaranty cannot pay a dividend in excess of certain limits without the approval of the Texas Insurance Commissioner. The maximum dividend that can be paid without such approval in 2008 is $103,180,000. Guaranty declared dividends of $2,000,000, $13,000,000 and $31,000,000 in 2007, 2006 and 2005, respectively.
Dividends from Guaranty are also voluntarily restricted primarily to maintain statutory surplus and liquidity at competitive levels. The ability of a title insurer to pay claims can significantly affect the decision of lenders and other customers when buying a policy from a particular insurer.
Surplus as regards policyholders for Guaranty was $515,901,000 and $508,509,000 at December 31, 2007 and 2006, respectively. Statutory net (loss) income for Guaranty was ($6,459,000), $36,905,000 and $56,449,000 in 2007, 2006 and 2005, respectively.

NOTE 4
Investments in debt and equity securities. The amortized costs and fair values at December 31 follow:

	2007		2006

	Amortized	Fair	Amortized	Fair
	costs	values	costs	values

	($000 omitted)
Debt securities:
Municipal	235,918	239,107	224,270	224,713
Corporate and utilities	163,623	164,598	144,504	144,399
Foreign	125,359	127,404	117,488	117,885
U.S. Government	47,845	49,539	45,929	45,332
Mortgage-backed	225	198	228	200
Equity securities	35,973	36,251	31,139	36,260

	608,943	617,097	563,558	568,789

Gross unrealized gains and losses at December 31 were:

	2007		2006

	Gains	Losses	Gains	Losses

	($000 omitted)
Debt securities:
Municipal	3,493	304	1,783	1,340
Corporate and utilities	2,560	1,585	1,928	2,033
Foreign	2,513	468	1,346	949
U.S. Government	1,716	22	72	669
Mortgage-backed	—	27	—	28
Equity securities	2,110	1,832	5,596	475

	12,392	4,238	10,725	5,494

Debt securities at December 31, 2007 mature, according to their contractual terms, as follows (actual maturities may differ because of call or prepayment rights):

	Amortized	Fair
	costs	values

	($000 omitted)
In one year or less	51,832	51,668
After one year through five years	242,986	245,201
After five years through ten years	217,307	221,683
After ten years	60,620	62,096
Mortgage-backed securities	225	198

	572,970	580,846

Gross unrealized losses on investments and the fair values of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2007 were:

	Less than		More than
	12 months		12 months		Total
	Losses	Fair values	Losses	Fair values	Losses	Fair values
	($000 omitted)
Debt securities:
Municipal	38	5,526	266	38,389	304	43,915
Corporate and utilities	575	25,568	1,010	59,468	1,585	85,036
Foreign	51	4,380	417	29,024	468	33,404
U.S. Government	3	322	19	5,654	22	5,976
Mortgage-backed	—	—	27	198	27	198
Equity securities	1,826	13,651	6	246	1,832	13,897

	2,493	49,447	1,745	132,979	4,238	182,426

The unrealized loss positions were caused by normal market fluctuations. The number of investments in an unrealized loss position at December 31, 2007 was 213. Since the Company has the intent and ability to hold its debt securities until maturity or until there is a market price recovery, and no significant credit risk is deemed to exist, these investments are not considered other-than-temporarily impaired.
Gross unrealized losses on investments and the fair values of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2006 were:

	Less than		More than
	12 months		12 months		Total
	Losses	Fair values	Losses	Fair values	Losses	Fair values
	($000 omitted)
Debt securities:
Municipal	198	29,754	1,142	80,376	1,340	110,130
Corporate and utilities	229	22,263	1,804	70,281	2,033	92,544
Foreign	254	25,360	695	42,388	949	67,748
U.S. Government	13	9,357	656	29,299	669	38,656
Mortgage-backed	—	—	28	200	28	200
Equity securities	430	4,492	45	464	475	4,956

	1,124	91,226	4,370	223,008	5,494	314,234

The Company believes its investment portfolio is diversified and expects no material loss to result from the failure to perform by issuers of the debt securities it holds. Investments made by the Company are not collateralized. The mortgage-backed securities are issued by U.S. Government-sponsored entities.

NOTE 5
Investment income. Income from investments and gross realized investment and other gains and losses follow:

	2007	2006	2005
	($000 omitted)
Income:
Debt securities	24,119	22,505	20,185
Short-term investments, cash equivalents and other	11,954	12,408	8,942

	36,073	34,913	29,127

Realized gains and losses:
Gains	18,869	6,837	7,464
Losses	(2,349)	(2,110)	(2,498)

	16,520	4,727	4,966

The sales of investments resulted in proceeds of $94,829,000 in 2007, $72,659,000 in 2006 and $49,383,000 in 2005.
Expenses assignable to investment income were insignificant. There were no significant investments at December 31, 2007 that did not produce income during the year.
In January 2007, the Company sold its mapping and aerial photography businesses to a third party but continues to acquire spatial and digital imagery from those companies and uses those images in certain of the products sold in the Company’s operations or directly sells those images through its real estate information portal. Accordingly, the Company has not reflected the results of operations or the gain on sale of these businesses as discontinued operations. For the sale, the Company received stock of the buyer valued at $9,750,000, net of selling expenses. There was no net cash received from the sale due to payment of certain selling expenses and debt. As a result of the transaction, the Company recorded a pretax gain (included in the REI segment at Note 20) of $3,204,000 from the sale of these subsidiaries, which is included in investment and other gains - net in the consolidated statements of earnings, retained earnings and comprehensive earnings.
Also included in investment and other gains — net in the consolidated statements of earnings, retained earnings and comprehensive earnings for the year ended December 31, 2007 is a $5,566,000 gain from the sale of real estate. The real estate was owned by a consolidated subsidiary, which has significant minority interest shareholders.
NOTE 6
Income taxes. The income tax provision consists of the following:

	2007	2006	2005
	($000 omitted)
Current:
Federal	(21,255)	18,879	59,178
State	(1,111)	2,748	4,761
Foreign	6,615	5,650	1,987
Deferred	(8,175)	(4,232)	(9,158)

Income tax (benefit) expense	(23,926)	23,045	56,768

The following reconciles federal income taxes computed at the statutory rate with income taxes as reported.

	2007	2006	2005
	($000 omitted)
Expected income tax (benefit) expense at 35%	(22,451)	23,204	50,937
State income tax (benefit) expense - Net of federal tax benefits	(722)	1,786	3,094
Foreign taxes, net of U.S. tax credits	2,066	1,672	1,305
Tax-exempt interest	(4,171)	(4,638)	(2,311)
Meals and entertainment	3,132	2,748	2,108
Minority interests — corporate investees	684	1,593	2,505
Dividends received deductions on investments	(2,498)	(2,125)	(1,197)
Foreign earnings not subject to U.S. income taxes	(3,004)	(1,763)	(764)
Other — net	3,038	568	1,091

Income tax (benefit) expense	(23,926)	23,045	56,768

Effective income tax rates (%) (1)	37.3	34.8	39.0

(1)	Calculated using (loss) earnings before taxes and after minority interests.
Deferred income taxes at December 31, 2007 and 2006 were as follows:

	2007	2006
	($000 omitted)
Deferred tax assets:
Accruals not currently deductible:
Deferred compensation	5,940	5,398
Deferred rent	4,409	2,701
Litigation reserves	2,402	1,716
Other	2,017	2,309
Allowance for uncollectible amounts	2,998	2,051
Book over tax depreciation	2,769	2,702
Book over tax investment adjustments	1,839	1,245
Investments in partnerships	2,061	1,820
Net operating loss carryforwards	791	465
Other	1,283	202

	26,509	20,609
Valuation allowance	(414)	(61)

	26,095	20,548

Deferred tax liabilities:
Tax over book title loss provisions	(18,333)	(21,618)
Tax over book amortization — goodwill and other intangibles	(4,762)	(3,410)
Unrealized gains on investments	(2,854)	(1,830)
Cash surrender value of insurance policies	(3,470)	(3,231)
Foreign currency translation adjustments	(5,293)	(2,510)
Title plants acquired	(3,022)	(726)
Other	(1,870)	(1,362)

	(39,604)	(34,687)

Net deferred income taxes	(13,509)	(14,139)

The valuation allowance relates to net operating loss carryforwards. Management believes it is more likely than not that future earnings will be sufficient to permit the Company to realize its remaining deferred tax assets.

The Company had federal income taxes receivable of approximately $36,476,000 and $9,285,000 at December 31, 2007 and 2006, respectively, state income taxes receivable of approximately $1,608,000 at December 31, 2007 and state income taxes payable of approximately $1,960,000 at December 31, 2006.
As a result of the adoption of FIN 48, the Company recognized no changes in its liability or reduction in its deferred tax assets for unrecognized tax benefits. The Company has no significant unrecognized tax benefits. With few exceptions, the Company is no longer subject to U.S. federal, state, and local, or non-U.S. income tax examinations by taxing authorities for years before 2001.
NOTE 7
Goodwill and acquired intangibles. A summary of goodwill follows:

	Title	REI	Total
	($000 omitted)
Balances at December 31, 2005	140,787	14,837	155,624
Acquisitions	40,108	8,570	48,678

Balances at December 31, 2006	180,895	23,407	204,302
Acquisitions	13,738	—	13,738
Sale (Note 5)	—	(9,216)	(9,216)

Balances at December 31, 2007	194,633	14,191	208,824

Amortization expense for acquired intangibles was $5,305,000, $5,315,000 and $4,122,000 in 2007, 2006 and 2005, respectively. Accumulated amortization of intangibles was $17,070,000 and $11,765,000 at December 31, 2007 and 2006, respectively. In each of the years 2008 through 2012, the estimated amortization expense will be less than $5,000,000.
NOTE 8
Equity investees. Certain summarized aggregate financial information for equity investees follows:

	2007	2006	2005
	($000 omitted)
For the year:
Revenues	70,005	77,286	90,724
Net earnings	6,197	12,195	19,097
At December 31:
Total assets	30,009	30,954
Notes payable	4,045	1,280
Stockholders’ equity	19,143	23,040

Net premium revenues from policies issued by equity investees were approximately $7,040,000, $10,747,000 and $11,476,000 in 2007, 2006 and 2005, respectively. Earnings related to equity investees (in which the Company typically owns 20% through 50% of the equity) were $2,940,000, $4,340,000 and $6,992,000 in 2007, 2006 and 2005, respectively. These amounts are included in title insurance — direct operations in the consolidated statements of earnings, retained earnings and comprehensive earnings.
Goodwill related to equity investees was $8,862,000 and $9,420,000 at December 31, 2007 and 2006, respectively, and these balances are included in investments in investees in the consolidated balance sheets. Equity investments, including the related goodwill balances, will continue to be reviewed for impairment (Note 1M).

NOTE 9
Notes payable.

	2007	2006
	($000 omitted)
Banks — primarily unsecured, varying payments and at LIBOR(1) plus 0.50%	101,655	101,674
Other than banks	7,059	7,875

	108,714	109,549

(1)	4.70% and 5.33% at December 31, 2007 and 2006, respectively.
In December 2005, the Company executed an agreement with a bank for a $31,156,000 loan bearing interest at a fixed interest rate of 5.97% per annum. The total outstanding balance at December 31, 2007 under this agreement was $24,153,000. The loan requires that the Company maintain certain liquidity ratios (excluding estimated title losses, and contingent liabilities referred to in Note 17) throughout the term of the agreement. The Company was in compliance with these liquidity ratios at December 31, 2007 and 2006.
Principal payments on the notes are due in the amounts of $26,310,000 in 2008, $23,489,000 in 2009, $31,220,000 in 2010, $17,882,000 in 2011, $9,576,000 in 2012 and $237,000 subsequent to 2012.
At December 31, 2007 and 2006, the Company had unused lines of credit of approximately $2,862,000 and $8,486,000, respectively, which were subject to the same terms and interest rates as noted above for notes payable to banks. In February 2008, the Company executed an agreement with a bank for a $15,000,000 unsecured revolving loan bearing interest at LIBOR plus 0.75% per annum payable quarterly. The outstanding balance under this agreement is $10,000,000 and all outstanding principal and interest is due February 2009. There are no covenants required under this loan agreement.
NOTE 10
Estimated title losses.

	2007	2006	2005
	($000 omitted)
Balances at January 1	384,396	346,704	300,749
Provisions	168,501	141,557	128,102
Effects of changes in foreign currency exchange rates	5,977	581	1,287
Payments	(117,550)	(107,170)	(83,449)
Reserve balances acquired	—	2,724	15

Balances at December 31	441,324	384,396	346,704

Provisions include amounts related to the current year of approximately $161,001,000, $141,370,000 and $127,999,000 for 2007, 2006 and 2005, respectively. Payments related to the current year, including escrow and other loss payments, were approximately $18,972,000, $25,860,000 and $27,906,000 in 2007, 2006 and 2005, respectively.

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
Class B Common Stock may be converted by its stockholders into Common Stock on a share-for-share basis, although the holders of Class B Common Stock have agreed among themselves not to convert their stock. The agreement may be extended or terminated by them at any time. Such conversion is mandatory on any transfer to a person not a lineal descendant (or spouse or trustee of such descendant) of William H. Stewart.
At December 31, 2007 and 2006, there were 145,820 shares of Common Stock held by a subsidiary of the Company. These shares are considered retired but may be issued from time to time in lieu of new shares.

NOTE 12
Changes in stockholders’ equity.

	Common		Accumulated
	and Class B	Additional	other
	Common Stock	paid-in	comprehensive	Treasury
	($1 par value)	capital	earnings	stock
	($000 omitted)
Balances at December 31, 2004	18,446	125,689	13,788	(3,905)
Stock bonuses and other	21	817	—	—
Exercise of stock options	13	360	—	—
Tax benefit of options exercised	—	21	—	—
Net change in unrealized gains and losses	—	—	(5,403)	—
Net realized gain reclassification	—	—	(1,795)	—
Foreign currency translation	—	—	(962)	—
Common Stock repurchased	—	—	—	(9)

Balances at December 31, 2005	18,480	126,887	5,628	(3,914)
Stock bonuses and other	35	1,930	—	—
Exercise of stock options	42	809	—	—
Tax benefit of options exercised	—	334	—	—
Net change in unrealized gains and losses	—	—	1,304	—
Net realized gain reclassification	—	—	(456)	—
Foreign currency translation	—	—	1,585	—

Balances at December 31, 2006	18,557	129,960	8,061	(3,914)
Stock bonuses and other	34	1,557	—	—
Exercise of stock options	29	522	—	(183)
Common Stock repurchased	(258)	(9,214)	—	—
Tax benefit of options exercised	—	9	—	—
Net change in unrealized gains and losses	—	—	3,044	—
Net realized gain reclassification	—	—	(1,143)	—
Foreign currency translation	—	—	9,880	—

Balances at December 31, 2007	18,362	122,834	19,842	(4,097)

In November 2006, the Company’s Board of Directors approved a plan to purchase up to 1.5% of its outstanding Common Stock. In 2007, the Company announced its plan and began purchasing shares of its Common Stock. The Company purchased the full 1.5%, or 258,234 shares, for approximately $9,459,000, at an average price of $36.63 per share (excluding commissions) and, accordingly, the plan expired in 2007. All stock purchases were made in the open market and no stock was purchased directly from officers or directors of the Company. All purchases were made in compliance with applicable securities laws and other legal and regulatory requirements. The Company has cancelled all shares that were purchased under this plan and, accordingly, Common Stock and additional paid-in capital have been reduced.

NOTE 13
Stock options.

		Weighted-average
	Options	exercise prices ($)
December 31, 2006	433,356	29.11
Granted	22,200	26.83
Exercised	(29,156)	18.92

December 31, 2007	426,400	29.69

At December 31, 2007, the weighted-average remaining contractual lives of options outstanding were 5.1 years and the aggregate intrinsic value of dilutive options was $1,393,000. During the years ended December 31, 2007, 2006 and 2005, the aggregate intrinsic values of options exercised were $609,000, $1,221,000 and $289,000, respectively. The tax benefits of options exercised in 2007 and 2005 were not material. The Company recognized a tax benefit of $334,000 related to options exercised in 2006.
The weighted-average fair values of options granted in 2007, 2006 and 2005 were $9.48, $16.32 and $20.14, respectively.
During the years ended December 31, 2007 and 2006, the Company recognized compensation expense related to options granted of $211,000 and $424,000, respectively. Under SFAS No. 123(R), compensation expense is recognized for the fair value of the employees’ purchase rights, which was estimated using the Black-Scholes Model. For 2007 and 2006, the Company assumed dividend yields of 2.8% and 2.0%, respectively, an expected life of seven years, expected volatilities of 30.8% and 35.1%, respectively, and risk-free interest rates of 7.5% and 8.0%, respectively.
Had compensation expense for the year ended December 31, 2005 been determined consistent with SFAS No. 123(R), the fair value of the employees’ purchase rights would have been estimated using the Black-Scholes Model assuming dividend yields of 1.1% to 1.2%, an expected life of 10 years, expected volatilities of 34.5% to 34.6% and risk-free interest rates of 5.5% to 6.0%. The effect on the Company’s net earnings and earnings per share for the year ended December 31, 2005 would have been reduced to the pro forma amounts below (in thousands of dollars, except per share amounts):

2005

Net earnings:
As reported	88,765
Stock-based employee compensation determined under the fair value method, net of taxes	(1,186)

Pro forma	87,579

Earnings per share:
Net earnings — basic	4.89
Pro forma — basic	4.83
Net earnings — diluted	4.86
Pro forma — diluted	4.80

NOTE 14
Earnings per share. The Company’s basic earnings per share is calculated by dividing net earnings by the weighted-average number of shares of Common Stock and Class B Common Stock outstanding during the reporting period.
To calculate diluted earnings per share, the number of shares determined above is increased by assuming the issuance of all dilutive shares during the same reporting period. The treasury stock method is used to calculate the additional number of shares. The only potentially dilutive effect on earnings per share for the Company relates to its stock option plan.
In calculating the effect of options and determining diluted earnings per share, the weighted-average number of shares used in calculating basic earnings per share was increased by 90,000 in 2006 and 112,000 in 2005. Options to purchase 133,000 and 67,000 shares were excluded from the computation of diluted earnings per share in 2006 and 2005, respectively. These options were considered anti-dilutive since the exercise prices of the options were greater than the weighted-average market values of the shares.
As the Company reported a net loss for the year ended December 31, 2007, there was no calculation of diluted earnings per share as all outstanding options were considered anti-dilutive.
NOTE 15
Reinsurance. As is industry practice, on certain transactions the Company cedes risks to other title insurance underwriters and reinsurers. However, the Company remains liable if the reinsurer should fail to meet its obligations. The Company also assumes risks from other underwriters. Payments and recoveries on reinsured losses were insignificant during the three years ended December 31, 2007. The total amount of premiums for assumed and ceded risks was less than 1% of consolidated title revenues in each of the last three years.
NOTE 16
Leases. Rent expense was $71,478,000 in 2007, $66,052,000 in 2006 and $64,698,000 in 2005. The future minimum lease payments are summarized as follows (in thousands of dollars):

2008	56,531
2009	45,287
2010	32,960
2011	24,493
2012	18,272
2013 and after	47,518

225,061

NOTE 17
Contingent liabilities and commitments. The Company routinely holds funds in segregated escrow accounts pending the closing of real estate transactions. This resulted in a contingent liability to the Company of approximately $1,097,982,000 at December 31, 2007. The Company realizes economic benefits from certain commercial banks holding these escrow deposits. These escrow funds are not invested under, and do not collateralize, the arrangements with the banks. Under these arrangements, there were no outstanding balances or liabilities at December 31, 2007 and 2006.

The Company is a qualified intermediary in tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code. The Company holds the proceeds from these transactions until a qualifying exchange can occur. This resulted in a contingent liability to the Company of approximately $763,866,000 at December 31, 2007.
As is industry practice, these escrow and Section 1031 accounts are not included in the consolidated balance sheets.
In addition, the Company is contingently liable for disbursements of escrow funds held by agencies in those cases where specific insured closing guarantees have been issued.
At December 31, 2007, the Company was contingently liable for guarantees of indebtedness owed primarily to banks and others by certain third parties. The guarantees relate primarily to business expansion and expire no later than 2019. At December 31, 2007, the maximum potential future payments on the guarantees amounted to $8,439,000. Management believes that the related underlying assets and available collateral, primarily corporate stock and title plants, would enable the Company to recover amounts paid under the guarantees. The Company believes no provision for losses is needed since no loss is expected on these guarantees.
In the ordinary course of business the Company guarantees the third-party indebtedness of certain of its consolidated subsidiaries. At December 31, 2007, the maximum potential future payments on the guarantees are not more than the related notes payable recorded in the consolidated balance sheets (Note 9). The Company also guarantees the indebtedness related to lease obligations of certain of its consolidated subsidiaries. The maximum future obligations arising from these lease-related guarantees are not more than the Company’s future minimum lease payments (Note 16).
In addition, the Company has unused letters of credit amounting to $3,855,000, primarily related to workers’ compensation coverage.
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
NOTE 18
Regulatory developments. In January 2007, the California Insurance Commissioner filed a rate reduction order that would have reduced title insurance rates in California by 26% commencing in 2009. However, the Company believes that California law requires rates to be established competitively and not by administrative order. This rate reduction order was rejected by the California Office of Administrative Law in February 2007 and, in May 2007, California’s Insurance Commissioner submitted revised regulations that, in addition to reducing rates effective 2010, would have increased financial and operating data, market conduct and other regulatory requests by the California Department of Insurance. In October 2007, subsequent to several title insurance industry meetings with the California Department of Insurance (CDOI), the state’s Insurance Commissioner proposed to reduce the requirements of data and market conduct requests, delay the effective date to 2011, and eliminate the interim rate reduction previously submitted to the CDOI. These proposals are contingent upon the ongoing work of the title insurance industry with the CDOI to identify alternative methods of providing the additional data and reforming the existing rate structure.

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
In February 2008, several lawsuits, seeking class action status, were filed against the Company’s New York underwriters and several of its competitors.  These lawsuits allege that the Company, along with its competitors, conspired to fix title insurance prices in New York through membership in a rating bureau.  In addition, certain of the lawsuits also allege that the prices charged by title insurers constituted overcharges in violation of RESPA.  The Company believes that these allegations are without merit and intend to vigorously defend itself against these pending matters.  While the Company cannot predict the outcome of these matters, it believes that the ultimate outcome will not materially affect its consolidated financial condition or results of operations.
NOTE 19
Variable interest entities. The Company, in the ordinary course of business, enters into joint ventures and partnerships related to its title operations. These entities are immaterial to the Company’s consolidated financial condition and results of operations individually and in the aggregate. At December 31, 2007, the Company had no material exposure to loss associated with variable interest entities to which it is a party.
NOTE 20
Segment information. The Company’s two reportable operating segments are title insurance-related services and real estate information (REI). Both segments serve each other and the real estate and mortgage industries.
The title insurance segment provides services needed to transfer the title in a real estate transaction. These services include searching, examining and closing the title to real property and insuring the condition of the title.
The REI segment primarily provides electronic delivery of data, products and services related to real estate, including a full range of title and settlement, credit reporting and outsourcing services. In addition, this segment provides post-closing services to residential mortgage lenders; Internal Revenue Code Section 1031 tax-deferred property exchanges; digital mapping; automation for government recording and registration; and pre-employment screening and background investigation services.

Under the Company’s internal reporting system, most general corporate expenses are incurred by and charged to the title segment. Technology operating costs are also charged to the title segment, except for direct expenditures incurred by the REI segment. All investment income is included in the title segment as it is primarily generated by the investments of the title underwriters’ operations.

	Title	REI		Total
		($000 omitted)
2007:
Revenues	2,037,450	69,241	(1)	2,106,691
Intersegment revenues	437	4,290		4,727
Depreciation and amortization	37,727	3,398		41,125
(Loss) earnings before taxes and minority interests	(57,241)	5,320	(1)	(51,921)
Identifiable assets	1,369,649	72,325		1,441,974

2006:
Revenues	2,390,322	81,159		2,471,481
Intersegment revenues	1,066	3,994		5,060
Depreciation and amortization	33,973	3,774		37,747
Earnings before taxes and minority interests	83,234	1,302		84,536
Identifiable assets	1,387,365	70,842		1,458,207

2005:
Revenues	2,348,132	82,495		2,430,627
Intersegment revenues	1,537	3,426		4,963
Depreciation and amortization	30,129	3,825		33,954
Earnings before taxes and minority interests	154,391	10,573		164,964

(1)	Includes a $3,204,000 gain from the sale of subsidiaries, which is included in investment and other gains – net in the consolidated statements of earnings, retained earnings and comprehensive earnings.
NOTE 21
Quarterly financial information (unaudited).

	Mar 31	June 30	Sept 30	Dec 31	Total
	($000 omitted, except per share)
Revenues:
2007	531,674	573,429	501,918	499,670	2,106,691
2006	539,423	644,729	641,521	645,808	2,471,481

Net (loss) earnings:
2007	(4,762)	10,124	(14,270)	(31,312)	(40,220)
2006	2,647	15,710	14,150	10,745	43,252

Diluted (loss) earnings per share:
2007	(0.26)	0.55	(0.79)	(1.74)	(2.21)
2006	0.14	0.86	0.77	0.59	2.36

Note:	Quarterly per share data may not sum to annual totals due to rounding.

SCHEDULE I
STEWART INFORMATION SERVICES CORPORATION
(Parent Company)
STATEMENTS OF EARNINGS AND RETAINED EARNINGS

Years Ended December 31	2007	2006	2005
	($000 omitted)
Revenues
Investment income, including $3, $0 and $18 from affiliates	2,688	2,565	1,254
Other income	80	23	3

	2,768	2,588	1,257

Expenses
Employee costs	1,539	1,717	1,396
Other operating expenses, including $145, $147 and $93 to affiliates	4,504	4,466	4,666
Depreciation and amortization	795	813	812

	6,838	6,996	6,874

Loss before tax benefit and (loss) earnings from subsidiaries	(4,070)	(4,408)	(5,617)
Income tax benefit	1,677	1,669	2,018
(Loss) earnings from subsidiaries	(37,827)	45,991	92,364

Net (loss) earnings	(40,220)	43,252	88,765

Retained earnings at beginning of year	649,598	619,232	543,295
Recovery of excess distribution to minority interest	478	–	–
Cash dividends on Common Stock ($.75 per share)	(12,738)	(12,886)	(12,828)

Retained earnings at end of year	597,118	649,598	619,232

See accompanying note to financial statement information.
(Schedule continued on following page.)

SCHEDULE I
(continued)
STEWART INFORMATION SERVICES CORPORATION
(Parent Company)
BALANCE SHEETS

December 31	2007	2006
	($000 omitted)
Assets
Cash and cash equivalents	692	884
Short-term investments	21,885	49,501

	22,577	50,385

Investments in debt securities, at market	–	5,000

Receivables:
Notes, including $30 and $10,040 from affiliates	973	10,934
Other, including $2,643 and $419 from affiliates	3,266	1,220
Allowance for uncollectible amounts	(19)	(19)

	4,220	12,135
Property and equipment, at cost:
Land	2,857	2,857
Buildings	484	455
Furniture and equipment	3,103	3,104
Accumulated depreciation	(1,513)	(1,230)

	4,931	5,186
Title plant, at cost	48	48
Investments in subsidiaries, on an equity basis	720,431	725,100
Goodwill	8,470	8,470
Other assets	16,244	15,786

	776,921	822,110

Liabilities
Accounts payable and accrued liabilities	22,862	19,848

	22,862	19,848

Contingent liabilities and commitments

Stockholders’ equity
Common Stock – $1 par, authorized 30,000,000, issued and outstanding 17,311,505 and 17,507,087	17,312	17,507
Class B Common Stock– $1 par, authorized 1,500,000, issued and outstanding 1,050,012	1,050	1,050
Additional paid-in capital	122,834	129,960
Retained earnings(1)	597,118	649,598
Accumulated other comprehensive earnings:
Foreign currency translation adjustments	14,542	4,662
Unrealized investment gains	5,300	3,399
Treasury stock – 330,407 and 325,829 Common shares, at cost	(4,097)	(3,914)

Total stockholders’ equity	754,059	802,262

	776,921	822,110

(1)	Includes undistributed earnings of subsidiaries of $622,172 in 2007 and $672,737 in 2006.
See accompanying note to financial statement information.
(Schedule continued on following page.)

SCHEDULE I
(continued)
STEWART INFORMATION SERVICES CORPORATION
(Parent Company)
STATEMENTS OF CASH FLOWS

Years Ended December 31	2007	2006	2005
	($000 omitted)
Reconciliation of net (loss) earnings to cash provided (used) by operating activities:
Net (loss) earnings	(40,220)	43,252	88,765
Add (deduct):
Depreciation and amortization	795	813	812
(Increase) decrease in receivables – net	(36)	331	(169)
Increase in other assets – net	(968)	(1,946)	(2,207)
Increase in payables and accrued liabilities – net	3,023	4,679	3,100
Net loss (earnings) from subsidiaries	37,827	(45,991)	(92,364)
Deferred tax expense	–	–	(45)
Other – net	(335)	(1,007)	23

Cash provided (used) by operating activities	86	131	(2,085)

Investing activities:
Proceeds from investments matured and sold	89,129	46,262	63,729
Purchases of investments	(56,513)	(65,449)	(69,591)
Purchases of property and equipment – net	(30)	(81)	(19)
Increases in notes receivables	(120)	(150)	(835)
Collections on notes receivables	71	248	261
Dividends received from subsidiary	–	34,000	20,850
Contributions to subsidiaries	(10,973)	(1,954)	(665)

Cash provided by investing activities	21,564	12,876	13,730

Financing activities:
Dividends paid	(12,738)	(12,886)	(12,828)
Purchases of Common Stock	(9,472)	–	–
Proceeds from exercise of stock options	368	517	364
Payments on notes payable	–	(42)	(79)

Cash used by financing activities	(21,842)	(12,411)	(12,543)

(Decrease) increase in cash and cash equivalents	(192)	596	(898)

Cash and cash equivalents at beginning of period	884	288	1,186

Cash and cash equivalents at end of period	692	884	288

Supplemental information:
Income taxes paid	–	–	–
Interest paid	–	1	12

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
Certain amounts in the 2006 and 2005 Parent Company financial statements have been reclassified for comparative purposes. Net earnings and stockholders’ equity, as previously reported, were not affected.
Guaranty declared dividends of $2,000,000, $13,000,000 and $31,000,000 in 2007, 2006 and 2005, respectively.

SCHEDULE II
STEWART INFORMATION SERVICES CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
December 31, 2007

		Col. C			Col. D
Col. A	Col. B	Additions			Deductions		Col. E
	Balance	Charged to	Charged to				Balance
	at	costs	other				At
	beginning	and	accounts				end
Description	of period	expenses	(describe)		(Describe)		of period
	($000 omitted)
Stewart Information Services Corporation and subsidiaries:

Year ended December 31, 2005:
Estimated title losses	300,749	128,102	15	(C)	82,162	(A)	346,704
Allowance for uncollectible amounts	7,430	2,673	–		1,577	(B)	8,526

Year ended December 31, 2006:
Estimated title losses	346,704	141,557	2,724	(C)	106,589	(A)	384,396
Allowance for uncollectible amounts	8,526	2,995	–		2,409	(B)	9,112

Year ended December 31, 2007:
Estimated title losses	384,396	168,501	–	(C)	111,573	(A)	441,324
Allowance for uncollectible amounts	9,112	5,478	–		2,977	(B)	11,613

Stewart Information Services Corporation – Parent Company:

Year ended December 31, 2005:
Allowance for uncollectible amounts	69	—	—		2	(B)	67

Year ended December 31, 2006:
Allowance for uncollectible amounts	67	—	—		48	(B)	19

Year ended December 31, 2007:
Allowance for uncollectible amounts	19	—	—		—		19

(A)	Represents primarily payments of policy and escrow losses and loss adjustment expenses.

(B)	Represents uncollectible accounts written off.

(C)	Represents estimated title loss balance acquired.

INDEX TO EXHIBITS

Exhibit

3.1		-	Certificate of Incorporation of the Registrant, as amended March 19, 2001 (incorporated by reference in this report from Exhibit 3.1 of the Annual Report on Form 10-K for the year ended December 31, 2000)

3.2		-	By-Laws of the Registrant, as amended March 13, 2000 (incorporated by reference in this report from Exhibit 3.2 of the Annual Report on Form 10-K for the year ended December 31, 2000)

4.1		-	Rights of Common and Class B Common Stockholders (incorporated by reference to Exhibits 3.1 and 3.2 hereto)

10.2	†	-	Deferred Compensation Agreements dated March 10, 1986, amended July 24, 1990 and October 30, 1992, between the Registrant and certain executive officers (incorporated by reference in this report from Exhibit 10.2 of the Annual Report on Form 10-K for the year ended December 31, 1997)

10.3	†	-	Stewart Information Services Corporation 1999 Stock Option Plan (incorporated by reference in this report from Exhibit 10.3 of the Annual Report on Form 10-K for the year ended December 31, 1999)

10.4	†	-	Stewart Information Services Corporation 2002 Stock Option Plan for Region Managers (incorporated by reference in this report from Exhibit 10.4 of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2002)

10.5	†	-	Stewart Information Services Corporation 2005 Long-Term Incentive Plan, as amended and restated March 12, 2007 (incorporated by reference in this report from Annex A of the Proxy Statement dated March 27, 2007)

14.1		-	Code of Ethics for Chief Executive Officers, Principal Financial Officer and Principal Accounting Officer (incorporated by reference in this report from Exhibit 14.1 of the Annual Report on Form 10-K for the year ended December 31, 2004)

21.1	*	-	Subsidiaries of the Registrant

23.1	*	-	Consent of KPMG LLP, including consent to incorporation by reference of their reports into previously filed Securities Act registration statements

31.1	*	-	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	-	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	*	-	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	-	Certification of Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	-	Certification of Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	*	-	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

†	Management contract or compensatory plan