Form 10-Q
period 2008-03-31
STEWART INFORMATION SERVICES CORP
filed 2008-05-12
CIK 94344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On May 7, 2008, the following shares of each of the issuer’s classes of common stock were outstanding:

Common	17,071,734
Class B Common	1,050,012

FORM 10-Q QUARTERLY REPORT
QUARTER ENDED MARCH 31, 2008

Item		Page
	PART I – FINANCIAL INFORMATION

1.	Financial Statements	1
2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
3.	Quantitative and Qualitative Disclosures About Market Risk	16
4.	Controls and Procedures	16

	PART II – OTHER INFORMATION

1.	Legal Proceedings	17
1A.	Risk Factors	17
5.	Other Information	18
6.	Exhibits	18

	Signature	19
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

STEWART INFORMATION SERVICES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF
EARNINGS AND COMPREHENSIVE EARNINGS

	THREE MONTHS ENDED
	MAR 31	MAR 31
	2008	2007
	($000 omitted)
Revenues
Title insurance:
Direct operations	180,587	229,614
Agency operations	191,053	272,254

Real estate information	14,716	16,533
Investment income	8,078	9,051
Investment and other (losses) gains – net	(297)	4,222

	394,137	531,674

Expenses
Amounts retained by agencies	155,562	222,390
Employee costs	151,962	176,793
Other operating expenses	86,836	93,643
Title losses and related claims	29,721	31,859
Depreciation and amortization	9,091	9,885
Interest	1,815	1,668

	434,987	536,238

Loss before taxes and minority interests	(40,850)	(4,564)
Income tax benefit	(16,761)	(2,621)
Minority interests	1,203	2,819

Net loss	(25,292)	(4,762)

Changes in other comprehensive earnings, net of taxes of $85 and $448	159	833

Comprehensive loss	(25,133)	(3,929)

Basic and diluted loss per share:
Net loss per share	(1.40)	(0.26)
Average shares outstanding	18,046	18,237

See notes to condensed consolidated financial statements.

STEWART INFORMATION SERVICES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	MAR 31	DEC 31
	2008	2007
	($000 omitted)
Assets
Cash and cash equivalents	90,903	109,239
Short-term investments	77,648	79,780
Investments – statutory reserve funds	516,613	518,586
Investments – other	93,424	98,511
Receivables – premiums from agencies	37,379	48,040
Receivables – income taxes	50,543	38,084
Receivables – other	51,029	55,251
Allowance for uncollectible amounts	(12,001)	(11,613)
Property and equipment	91,151	96,457
Title plants	78,650	78,245
Goodwill	209,628	208,824
Intangible assets	15,950	17,157
Other assets	104,751	105,413

	1,405,668	1,441,974

Liabilities
Notes payable	116,223	108,714
Accounts payable and accrued liabilities	89,639	108,658
Estimated title losses	439,109	441,324
Deferred income taxes	15,314	13,509
Minority interests	14,971	15,710

	675,256	687,915

Contingent liabilities and commitments

Stockholders’ equity
Common and Class B Common Stock and additional paid-in capital	142,682	141,196
Retained earnings	571,826	597,118
Accumulated other comprehensive earnings	20,001	19,842
Treasury stock – 330,407 Common shares, at cost	(4,097)	(4,097)

Total stockholders’ equity (18,119,822 and 18,031,110 shares outstanding)	730,412	754,059

	1,405,668	1,441,974

     See notes to condensed consolidated financial statements.

STEWART INFORMATION SERVICES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED
	MAR 31	MAR 31
	2008	2007
	($000 omitted)
Reconciliation of net loss to cash used by operating activities:
Net loss	(25,292)	(4,762)
Add (deduct):
Depreciation and amortization	9,091	9,885
Provision for deferred taxes	1,968	(2,725)
Realized investment losses (gains)	297	(4,222)
Provisions for title losses (less than) in excess of payments	(760)	6,406
(Increase) decrease in receivables – net	(413)	14,865
Increase in other assets – net	(664)	(5,447)
Decrease in payables and accrued liabilities – net	(18,398)	(31,841)
Minority interests	1,203	2,819
Net earnings from equity investees	(3)	(456)
Dividends received from equity investees	476	925
Other – net	1,048	(563)

Cash used by operating activities	(31,447)	(15,116)

Investing activities:
Proceeds from investments matured and sold	162,466	102,119
Purchases of investments	(154,529)	(86,763)
Purchases of property and equipment, title plants and real estate – net	(2,994)	(12,733)
Increases in notes receivable	(753)	(7,819)
Collections on notes receivable	3,988	240
Cash paid for cost-basis investments, equity investees and related intangibles	—	(2,531)
Cash paid for acquisitions of subsidiaries – net (see below)	—	(5,431)

Cash provided (used) by investing activities	8,178	(12,918)

Financing activities:
Distributions to minority interests	(1,984)	(2,979)
Proceeds from exercise of stock options	451	—
Proceeds from notes payable	10,738	7,119
Payments on notes payable	(4,013)	(7,608)

Cash provided (used) by financing activities	5,192	(3,468)

Effects of changes in foreign currency exchange rates	(259)	(561)

Decrease in cash and cash equivalents	(18,336)	(32,063)

Cash and cash equivalents at beginning of period	109,239	136,137

Cash and cash equivalents at end of period	90,903	104,074

Supplemental information:
Assets acquired:
Goodwill	776	7,313
Investments	—	981
Property and equipment	—	942
Title plants	—	2,874
Intangible assets	—	467
Other	78	862
Liabilities assumed	—	(5,389)
Debt issued	(854)	(2,619)

Cash paid for acquisitions of subsidiaries – net	—	5,431

     See notes to condensed consolidated financial statements.

STEWART INFORMATION SERVICES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1
Interim financial statements. The financial information contained in this report for the three months ended March 31, 2008 and 2007, and as of March 31, 2008, is unaudited. This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
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
B. Reclassifications. Certain amounts in the 2007 interim financial statements have been reclassified for comparative purposes. Net earnings and stockholders’ equity, as previously reported, were not affected.
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
NOTE 2
New significant accounting pronouncements. In March 2008, SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” was issued.  SFAS 161 amends and expands the disclosure requirements of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”.  SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements.  SFAS 161 is effective January 1, 2009.  The Company does not believe the adoption of SFAS 161 will have a material effect on its consolidated financial statements.
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
In December 2007, SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”, was issued. SFAS 160 establishes accounting and reporting standards for the noncontrolling (minority) interest in, and the deconsolidation of, a subsidiary.
SFAS 141(R) and SFAS 160 are required to be adopted simultaneously and are effective January 1, 2009. The Company is in the process of evaluating the impact that SFAS 141(R) and SFAS 160 will have on its consolidated financial statements.

NOTE 3
Fair value measurements. Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements”, which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs when possible. The three levels of inputs used to measure fair value are as follows:
•	Level 1 – quoted prices in active markets for identical assets or liabilities

•	Level 2 – observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data

•	Level 3 – unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities including certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs
The Company’s adoption of SFAS 157 did not have a material impact on its consolidated financial statements. The Company has segregated all financial assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below. FSP FAS 157-2 delayed the effective date for all nonfinancial assets and liabilities until January 1, 2009, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. Accordingly, the provisions of SFAS 157 were not applied to goodwill and other intangible assets held by the Company and measured annually for impairment testing purposes only.
Effective January 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which provides entities the option to measure many financial instruments and certain other items at fair value. Entities that choose the fair value option will recognize in earnings any unrealized gains and losses on items for which the fair value option was elected at each subsequent reporting date. The Company has chosen not to elect the fair value option for any items that are not already required to be measured at fair value in accordance with U.S. GAAP.
Assets at March 31, 2008 measured at fair value on a recurring basis are summarized below (in millions):

				Fair value
	Level 1	Level 2	Level 3	measurements
Investments available-for-sale	$341.9	$345.8	$—	$687.7

At March 31, 2008, Level 1 investments consist of short-term investments, U.S. government and foreign bonds, equity securities and a portion of our municipal and corporate bonds. Level 2 investments consist of municipal and corporate bonds.
NOTE 4
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
There were no options granted during the quarters ended March 31, 2008 and 2007 and, accordingly, no compensation expense has been reflected in the accompanying condensed consolidated financial statements.

A summary of the status of the Company’s stock option plan follows:

		Weighted-
		average
		exercise
	Options	prices ($)
December 31, 2007	426,400	29.69
Granted	—	—
Exercised	(24,000)	18.78

March 31, 2008	402,400	30.34

At March 31, 2008, the weighted-average remaining contractual life of options outstanding was 5.2 years and the aggregate intrinsic value of options was $1.7 million. The aggregate intrinsic value of options exercised during the three months ended March 31, 2008 was $0.2 million. The tax benefit of options exercised during the three months ended March 31, 2008 was not material.
During the three months ended March 31, 2008, the Company granted 42,000 shares of restricted Common Stock, at a fair value of $1.2 million, which vest on December 31, 2008. Compensation expense associated with restricted stock awards will be recognized over the vesting period and was less than $0.1 million for the three months ended March 31, 2008.
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
As the Company reported a net loss for the three months ended March 31, 2008 and 2007, there was no calculation of diluted earnings per share as outstanding options and shares of restricted common stock were considered anti-dilutive.
NOTE 6
Contingent liabilities and commitments. The Company holds proceeds from tax-deferred property exchanges for customers until a qualifying exchange can occur, which resulted in a contingent liability to the Company of approximately $523.4 million at March 31, 2008 ($763.9 million at December 31, 2007). These are exchanger funds and, as is industry practice, are not included in the Company’s consolidated balance sheets. However, the Company is obligated to its customers for the disbursements of the exchanger funds in accordance with its customer agreements.
The exchanger funds at March 31, 2008 included approximately $387.1 million of auction rate securities. These particular securities, purchased at par value, are rated AAA and AA and comprised of student loan funds of $254.7 million guaranteed by the U.S. government and preferred stocks issued by closed-end mutual funds of $132.4 million.
Since mid-February 2008, there has not been a normal market for auction rate securities which has adversely affected the liquidity of the securities. The liquidity issue was caused by circumstances existing in the U.S. and global credit markets, which have been highly publicized. Significant attention is currently being given to redemptions or other means of restoring liquidity to auction rate securities by the issuers of the securities, the financial markets and federal and state government officials. However, any future redemptions, including timing and amounts, cannot be predicted.
The Company believes the absence of a normal market for auction rate securities has not affected the value of the assets underlying the auction rate securities, and the Company continues to receive interest at contractually stated rates.
The Company has certain corporate assets and available borrowing capacity that can be utilized, to provide continuous and immediate liquidity, if needed, for the exchanger funds. When and as they occur, future redemptions and conversions of these auction rate securities would increase the liquidity of the exchanger accounts.
In providing liquidity to the exchanger funds, the Company may purchase a portion of the auction rate securities for its long-term investment portfolio, which may result in an impairment charge, depending upon the value of the securities at the time of such transaction. While the Company cannot predict the amount of the securities that it may acquire or the amount of any impairment that may be recognized, the Company does not believe such amounts will be material to the Company’s consolidated financial condition.
At March 31, 2008, the Company was contingently liable for guarantees of indebtedness owed primarily to banks and others by certain third parties. The guarantees primarily relate to business expansion and expire no later than 2019. At March 31, 2008, the maximum potential future payments on the guarantees amounted to $16.8 million. Management believes that the related underlying assets and available collateral, primarily corporate stock and title plants, would enable the Company to recover amounts paid under the guarantees. The Company believes no provision for losses is needed since no loss is expected on these guarantees.
In the ordinary course of business the Company guarantees the third-party indebtedness of certain of its consolidated subsidiaries. At March 31, 2008, the maximum potential future payments on the guarantees were not more than the related notes payable recorded in the condensed consolidated balance sheet. The Company also guarantees the indebtedness related to lease obligations of certain of its consolidated subsidiaries. The maximum future obligations arising from these lease-related guarantees are not more than the Company’s future minimum lease payments. In addition, at March 31, 2008 the Company had unused letters of credit amounting to $3.2 million primarily related to workers’ compensation coverage.
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

NOTE 7
Segment information. The Company’s two reportable segments are title insurance-related services (Title) and real estate information (REI). Selected financial information related to these segments follows:

	THREE MONTHS ENDED
	MAR 31	MAR 31
	2008	2007
	($000 omitted)
Revenues:
Title	378,542	511,941
REI (1)	15,595	19,733

	394,137	531,674

Intersegment revenues:
Title	136	88
REI	837	1,210

	973	1,298

Depreciation and amortization:
Title	8,454	9,321
REI	637	564

	9,091	9,885

(Loss) earnings before taxes and minority interests:
Title	(41,544)	(8,056)
REI (1)	694	3,492

	(40,850)	(4,564)

(1)	The three months ended March 31, 2008 and 2007 include a $0.9 million and $3.2 million gain, respectively, from sales of subsidiaries, which are included in investment and other (losses) gains — net in the condensed consolidated statements of earnings and comprehensive earnings.

	MAR 31	DEC 31
	2008	2007
	($000 omitted)
Identifiable assets:
Title	1,336,987	1,369,649
REI	68,681	72,325

	1,405,668	1,441,974

NOTE 8
Regulatory developments. In January 2007, the California Insurance Commissioner filed a rate reduction order that would have reduced title insurance rates in California by 26% commencing in 2009. However, the Company believes that California law requires rates to be established competitively and not by administrative order. This rate reduction order was rejected by the California Office of Administrative Law in February 2007. In May 2007, California’s Insurance Commissioner submitted revised regulations that, in addition to reducing rates effective in 2010, would have increased financial and operating data, market conduct examinations and other regulatory requests by the California Department of Insurance (CDOI). In October 2007, subsequent to several title insurance industry meetings with the CDOI, the state’s Insurance Commissioner proposed to reduce the requirements of data and market conduct requests, delay the effective date to 2011, and eliminate the interim rate reduction previously submitted to the CDOI. These proposals are contingent upon the ongoing work of the title insurance industry with the CDOI to identify alternative methods of providing the additional data and reforming the existing rate structure. In April 2008, the Insurance Commissioner announced at the California Land Title Association annual meeting that revised proposed regulations will be released in May 2008 to limit the amount spent by title insurance marketing representatives and to eliminate the interim rate reduction and the maximum rate formula.
The Company cannot predict the outcome of proposed regulations. However, to the extent that rate decreases are mandated in the future, the outcome could materially affect the Company’s consolidated financial condition and results of operations.
The Company also is subject to other administrative actions and inquiries into its conduct of business in certain of the states in which it operates. While the Company cannot predict the outcome of these matters, it believes that it has adequately reserved for these matters and that the outcome will not materially affect its consolidated financial condition or results of operations.
On or about February 1, 2008, an antitrust class action lawsuit was filed in the United States District Court for the Eastern District of New York against Stewart Title Insurance Company, an affiliated New York underwriter, Stewart Information Services Corporation (SISCO), several other title insurance companies, and the Title Insurance Rate Service Association, Inc. (TIRSA). The complaint alleges that the defendants violated Section 1 of the Sherman Act by collectively filing proposed rates for title insurance in New York through TIRSA, a state-authorized and licensed rate service organization. Several complaints were subsequently filed in the federal district courts for the Eastern and Southern Districts of New York making similar allegations and, in certain instances, alleging that the defendants violated the Real Estate Settlement Procedures Act of 1974, as amended, and New York consumer protection law. Similar complaints have been filed in federal district courts in Pennsylvania, New Jersey, and Ohio, alleging that defendants violated Section 1 of the Sherman Act by collectively filing proposed rates for title insurance through rate service organizations authorized and licensed by those respective states. Complaints also have been filed in federal district courts in Florida, Massachusetts, Arkansas, California, Washington, West Virginia, and Texas, alleging collective action affecting rates in those and other states in violation of Section 1 of the Sherman Act and various state consumer protection laws. The complaints generally request treble damages in an unspecified amount, declaratory and injunctive relief, and attorneys’ fees. At least fifty-seven such complaints have been filed to date, each of which names SISCO and/or one or more of its affiliates as a defendant. The Company intends to contest these complaints vigorously.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s overview. We reported a net loss of $25.3 million for the three months ended March 31, 2008 compared with a net loss of $4.8 million for the same period in 2007. On a diluted per share basis, our net loss was $1.40 for the first three months of 2008 compared with a net loss of $0.26 for the first three months of 2007. Revenues for the first three months of 2008 decreased 25.9% to $394.1 million from $531.7 million for the same period last year.
Operating results for the three months ended March 31, 2008 were negatively impacted by a significant decrease in home sales, lower home prices and reduced financing activity relating primarily to tightening of mortgage lending practices and issues in the credit market.
We continue to respond aggressively to the decline in the real estate market and are taking appropriate steps to restore profitability. In addition to workforce reductions, we continue to consolidate branch offices and locations, and are pursuing the completion of title search and production efficiencies company-wide. Our shared services initiative also remains on target and will generate benefits during 2008 in the areas of procurement and information technology infrastructure by reducing costs and enhancing service levels.
In addition, excluding acquisitions, divestitures and startups, we have reduced employee counts company-wide approximately 2,500, or 25.4%, since December 31, 2005, when the real estate market downturn began. We reduced our employee counts company-wide by approximately 460, or 5.4%, during the first quarter of 2008. Employee costs in the first quarter of 2008 decreased 14.0% compared with the first quarter of 2007 as we began to realize the benefits from our efforts to reduce staffing. We will continue to incur significant costs relating to conversion of our technology to more efficient platforms. Although other operating expenses have declined, they have not declined at the same rate as revenues due to the relatively fixed nature of some of these costs, such as rent and other occupancy expenses, and costs associated with our growing, profitable international and commercial businesses.
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
Title loss reserves
Our most critical accounting estimate is providing for title loss reserves. Our liability for estimated title losses at March 31, 2008 comprises both known claims ($114.2 million) and our estimate of claims that may be reported in the future ($324.9 million). The amount of the reserve represents the aggregate future payments (net of recoveries) that we expect to incur on policy and escrow losses and in costs to settle claims.
We base our estimates on reported claims, historical loss payment experience, title industry averages and the current legal and economic environment. In making estimates, we use moving-average ratios of recent actual policy loss payment experience (net of recoveries) to premium revenues.
Provisions for title losses, as a percentage of title operating revenues, were 8.0% and 6.3% for the three months ended March 31, 2008 and 2007, respectively. Actual loss payment experience, including the impact of large losses, is the primary reason for increases or decreases in our loss provision. A change of 100 basis points in this percentage, a reasonably likely scenario based on our historical loss experience, would have changed our provision for title losses and pretax earnings by approximately $3.7 million for the three months ended March 31, 2008.

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
Our accruals for revenues on unreported policies from agencies were not material to our total assets or stockholders’ equity at March 31, 2008 and December 31, 2007. The differences between the amounts our agencies have subsequently reported to us compared to our estimated accruals are substantially offset by any differences arising from prior years’ accruals and have been immaterial to consolidated assets and stockholders’ equity during each of the three prior years. We believe our process provides the most reliable estimate of the unreported revenues on policies and appropriately reflects the trends in agency policy activity.
Goodwill and other long-lived assets
Our goodwill evaluation is completed annually in the third quarter using June 30 balances and when events may indicate impairment. We also evaluate the carrying values of title plants and other long-lived assets when events occur that may indicate impairment. The process of determining impairment relies on projections of future cash flows, operating results and market conditions. Uncertainties exist in these projections and are subject to changes relating to factors such as interest rates and overall real estate market conditions. Actual market conditions and operating results may vary materially from our projections.
Based on this evaluation, we estimate and expense to current operations any loss in value of these assets. As part of our process, we obtain input from third-party appraisers regarding the fair value of our reporting units. While we are responsible for assessing whether an impairment of goodwill exists, we utilize the input from third-party appraisers to assess the overall reasonableness of our conclusions. There were no impairment write-offs of goodwill or other long-lived assets during the quarters ended March 31, 2008 or 2007.
Operations. Our business has two operating segments: title insurance-related services and real estate information (REI). These segments are closely related due to the nature of their operations and common customers.
Our primary business is title insurance and settlement-related services. We close transactions and issue title policies on homes and commercial and other real properties located in all 50 states, the District of Columbia and in international markets. We also provide post-closing lender services, automated county clerk land records, property ownership mapping, geographic information systems, property information reports, document preparation, background checks and expertise in Internal Revenue Code Section 1031 tax-deferred exchanges.

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
RESULTS OF OPERATIONS
A comparison of our results of operations for the three months ended March 31, 2008 with the three months ended March 31, 2007 follows. Factors contributing to fluctuations in results of operations are presented in order of monetary significance, and we have quantified, when necessary, significant changes. Results from our REI segment are included in our discussions regarding the three months ended March 31, 2008, as those amounts are immaterial in relation to consolidated totals. When relevant, we have discussed our REI segment’s results separately.
Our statements on home sales and loan activity are based on published industry data from sources including Fannie Mae, the National Association of Realtors®, the Mortgage Bankers Association and Freddie Mac. We also use information from our direct operations.
Operating environment. Sales of new and existing homes decreased 30.8% and 23.8%, respectively, for the three months ended March 31, 2008 compared with the same period in 2007. March 2008 existing home sales saw a seasonally adjusted annual rate of 4.68 million versus 5.65 million a year earlier. One-to-four family residential lending declined from an estimated $612 billion in the first three months of 2007 to $499 billion in the first three months of 2008. The decline in lending volume was primarily a result of decreasing home sales, lower home prices and reduced financing activity primarily due to tightening of mortgage lending practices and issues in the credit market.
Fannie Mae and other industry experts expect the downturn in the real estate and related lending markets to continue through at least 2009. Therefore, our results of operations and financial condition will continue to be adversely affected by the current market conditions.
Title revenues. Our revenues from direct operations decreased $49.0 million, or 21.4%, in the first quarter of 2008 compared with the first quarter of 2007. The largest revenue decreases were in California, Texas and New York. Revenues from commercial and large transactions in the first quarter of 2008 decreased $3.7 million over prior-year levels. Acquisitions made since the same period in the prior year increased revenues $2.3 million in the first quarter of 2008.
The number of direct closings we handled decreased 18.1% in the first quarter of 2008 compared with the first quarter of 2007. The average revenue per closing decreased 6.4% in the first quarter of 2008 primarily due to the decrease in residential revenue per transaction, partially offset by an increase in revenue per commercial transaction.

Our order levels for the first quarter of 2008 compared with the first quarter of 2007 decreased 13.0% as a result of a significant decrease in home sales, lower home prices and reduced financing activity relating primarily to tightening of mortgage lending practices and issues in the credit market.
Revenues from agencies decreased $81.2 million, or 29.8%, for the three months ended March 31, 2008 compared with the three months ended March 31, 2007. This decrease was due to the impact of a reduction in home sales and prices in most markets and the overall decline in business related to current market conditions. The largest decreases in revenues from agencies during the three months ended March 31, 2008 were in Florida, California and New York.
REI revenues. Real estate information operating revenues were $14.7 million and $16.5 million in the first quarters of 2008 and 2007, respectively. The decrease from 2007 resulted primarily from a reduction in real estate-related transactions due to the continued decline in the housing markets.
In January 2007, we sold our mapping and aerial photography businesses. We recorded a pretax gain of $3.2 million from the sale of these subsidiaries, which is included in our results of operations in investment and other (losses) gains — net in our consolidated statements of earnings and comprehensive earnings. The impact of the sale was not material to our consolidated financial condition, results of operations or cash flows.
Investments. Investment income decreased $1.0 million, or 10.8%, in the first quarter of 2008 compared with the first quarter of 2007, due primarily to decreases in yields and average balances invested. Certain investment gains and losses were realized as part of the ongoing management of our investment portfolio for the purpose of improving performance, and are included in our results of operations in investment and other (losses) gains — net.
Retention by agencies. The amounts retained by agencies, as a percentage of revenues generated by them, were 81.4% and 81.7% in the first quarters of 2008 and 2007, respectively. Amounts retained by title agencies are based on agreements between agencies and our title underwriters. This retention percentage may vary from year-to-year because of the geographical mix of agency operations, the volume of title revenues and, in some states, laws or regulations.
Employee costs. Our employee costs and certain other operating expenses are sensitive to inflation. Employee costs for the three months ended March 31, 2008 decreased $24.8 million, or 14.0%, to $152.0 million from $176.8 million for the three months ended March 31, 2007. Excluding the effect of new offices and divestitures, we reduced our employee headcount company-wide by approximately 460 during the first quarter of 2008 and approximately 2,100 since the beginning of 2007. Partially offsetting the decreases in headcount in the first quarter of 2008 were annual raises and employee costs relating to international and commercial businesses and personnel required for our conversion to new technologies. In addition, acquisitions made since the same period in the prior year added $1.4 million in employee costs for the three months ended March 31, 2008.
In our REI segment, total employee costs for the first three months of 2008 decreased $2.6 million, or 20.6%, from the same period in 2007 primarily in our lender services and property information businesses due to lower transaction volumes.
Other operating expenses. Other operating expenses decreased $6.8 million, or 7.3%, in the first quarter of 2008 compared with the first quarter of 2007 primarily due to lower litigation and regulatory expenses, lower premium taxes due to the decline in revenues and certain REI expenses. These decreases were offset somewhat by increases in outside search fees relating to our commercial business, insurance and bad debt expense. Other operating expenses also include rent and other occupancy costs, title plant expenses, technology costs, attorneys’ fees, repairs and maintenance, auto expenses, business promotion, travel and office supplies. Most of our operating expenses are fixed in nature, although some follow, to varying degrees, the changes in transaction volume and revenues.

Title losses. Provisions for title losses, as a percentage of title operating revenues, were 8.0% and 6.3% for the first quarters of 2008 and 2007, respectively. The first quarter of 2007 included additions to title loss reserves of $5.1 million relating to four large title claims. The first quarter of 2008 included an addition to title loss reserves of $4.6 million related to an agency defalcation. An increase in loss payment experience for recent policy years resulted in an increase in our loss ratio in 2008.
Income taxes. Our effective tax rates, based on losses before taxes and after deducting minority interests (losses of $42.1 million and $7.4 million for the three months ended March 31, 2008 and 2007, respectively), were 39.9% and 35.5% for the quarters ended March 31, 2008 and 2007, respectively. Our effective income tax rate increased in the first quarter of 2008 primarily due to the level of our quarterly operating losses compared with our significant permanent differences, such as tax-exempt interest, which remain relatively fixed in amount, and the ratio of earnings from our international operations compared with our consolidated operating losses. Our annual effective tax rate was 37.3% for 2007.
Liquidity. Cash used by operations was $31.4 million and $15.1 million for the first three months of 2008 and 2007, respectively. This decline was due to the increases in our losses and title loss payments. Cash flow from operations has been the primary source of financing for additions to property and equipment, expanding operations, dividends to stockholders, purchases of our Common Stock and other requirements. This source is supplemented, as needed, by bank borrowings for operations.
The most significant non-operating source of cash was from proceeds of investments matured and sold in the amounts of $162.5 million and $102.1 million in the first three months of 2008 and 2007, respectively. We used cash for the purchases of investments in the amounts of $154.5 million and $86.8 million in the first three months of 2008 and 2007, respectively.
Unrealized gains and losses on investments, net of taxes, are reported in accumulated other comprehensive earnings, a component of stockholders’ equity, until realized. During the first three months of 2008, unrealized investment gains increased comprehensive earnings by $1.7 million, net of taxes. During the first three months of 2007, unrealized investment losses decreased comprehensive earnings by $0.7 million, net of taxes. These unrealized investment gains and losses were primarily related to changes in bond values caused by interest rate fluctuations. For the three months ended March 31, 2008, changes in foreign currency exchange rates decreased comprehensive earnings $1.5 million and for the three months ended March 31, 2007 increased comprehensive earnings $1.5 million, net of taxes.
During the first three months of 2008 and 2007, acquisitions resulted in additions to goodwill of $0.8 million and $7.3 million, respectively.
A substantial majority of our consolidated cash and investments at March 31, 2008 was held by Stewart Title Guaranty Company (Guaranty) and its subsidiaries. The use and investment of these funds, dividends to us and cash transfers between Guaranty and its subsidiaries and us are subject to certain legal restrictions. See Notes 2 and 3 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007.
Our liquidity at March 31, 2008, excluding Guaranty and its subsidiaries, consisted of cash and investments aggregating $23.6 million and short-term liabilities of $5.1 million. We know of no commitments or uncertainties that are likely to materially affect our ability to fund cash needs.
Loss reserves. Our loss reserves are fully funded, segregated and invested in high-quality securities and short-term investments, as required by the insurance regulators of the states in which our underwriters are domiciled. At March 31, 2008, these investments aggregated $473.2 million and our estimated title loss reserves were $439.1 million.
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

Commitments. We hold proceeds from tax-deferred property exchanges for customers until a qualifying exchange can occur, which resulted in a contingent liability to us of approximately $523.4 million at March 31, 2008 ($763.9 million at December 31, 2007). These are exchanger funds and, as is industry practice, are not included in our consolidated balance sheets. However, we are obligated to our customers for the disbursements of the exchanger funds in accordance with our customer agreements.
The exchanger funds at March 31, 2008 included approximately $387.1 million of auction rate securities. These particular securities, purchased at par value, are rated AAA and AA and comprised of student loan funds of $254.7 million guaranteed by the U.S. government and preferred stocks issued by closed-end mutual funds of $132.4 million.
Since mid-February 2008, there has not been a normal market for auction rate securities which has adversely affected the liquidity of the securities. The liquidity issue was caused by circumstances existing in the U.S. and global credit markets, which have been highly publicized. Significant attention is currently being given to redemptions or other means of restoring liquidity to auction rate securities by the issuers of the securities, the financial markets and federal and state government officials. However, any future redemptions, including timing and amounts, cannot be predicted.
We believe the absence of a normal market for auction rate securities has not affected the value of the assets underlying the auction rate securities, and we continue to receive interest at contractually stated rates.
We have certain corporate assets and available borrowing capacity that can be utilized, to provide continuous and immediate liquidity, if needed, for the exchanger funds. When and as they occur, future redemptions and conversions of these auction rate securities would increase the liquidity of the exchanger accounts.
In providing liquidity to the exchanger funds, we may purchase a portion of the auction rate securities for its long-term investment portfolio, which may result in an impairment charge, depending upon the value of the securities at the time of such transaction. While we cannot predict the amount of the securities that we may acquire or the amount of any impairment that may be recognized, we do not believe such amounts will be material to our consolidated financial condition.
Other-than-temporary impairments of investments. We have reviewed our investment portfolio as of March 31, 2008 and determined that we do not hold any investments that we believe will be impaired as a result of the decline in financing activity related to the subprime lending market or are backed by subprime loans. In addition, for the three months ended March 31, 2008, we have not recorded any other-than-temporary impairments of our investments.
Capital resources. We consider our capital resources to be adequate. We expect external capital resources will be available, if needed, because of our low debt-to-equity ratio. Notes payable and stockholders’ equity were $116.2 million and $730.4 million, respectively, at March 31, 2008. We are not aware of any trends, either favorable or unfavorable, that would materially affect notes payable or stockholders’ equity. We do not expect any material changes in the mix or relative cost of such resources. Significant acquisitions in the future could materially affect the notes payable or stockholders’ equity balances.
Off-balance sheet arrangements. We do not have any material source of liquidity or financing that involves off-balance sheet arrangements, other than our contractual obligations under operating leases.
Forward-looking statements. All statements included in this report, other than statements of historical facts, addressing activities, events or developments that we expect or anticipate will or may occur in the future, are forward-looking statements. Such forward-looking statements are subject to risks and uncertainties including, among other things, adverse changes in the level of real estate activity, technology changes, unanticipated title losses, adverse changes in governmental regulations, actions of competitors, general economic conditions and other risks and uncertainties discussed under Item 1A — Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our investment strategies, types of financial instruments held or the risks associated with such instruments that would materially alter the market risk disclosures made in our Annual Report on Form 10-K for the year ended December 31, 2007.
Item 4. Controls and Procedures
Our principal executive officers and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2008, have concluded that, as of such date, our disclosure controls and procedures are adequate and effective to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.
There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. As a result, no corrective actions were required or undertaken.
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

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
In January 2007, the California Insurance Commissioner filed a rate reduction order that would have reduced title insurance rates in California by 26% commencing in 2009. However, we believe that California law requires rates to be established competitively and not by administrative order. This rate reduction order was rejected by the California Office of Administrative Law in February 2007. In May 2007, California’s Insurance Commissioner submitted revised regulations that, in addition to reducing rates effective in 2010, would have increased financial and operating data, market conduct examinations and other regulatory requests by the California Department of Insurance (CDOI). In October 2007, subsequent to several title insurance industry meetings with the CDOI, the state’s Insurance Commissioner proposed to reduce the requirements of data and market conduct requests, delay the effective date to 2011, and eliminate the interim rate reduction previously submitted to the CDOI. These proposals are contingent upon the ongoing work of the title insurance industry with the CDOI to identify alternative methods of providing the additional data and reforming the existing rate structure. In April 2008, the Insurance Commissioner announced at the California Land Title Association annual meeting that revised proposed regulations will be released in May 2008 to limit the amount spent by title insurance marketing representatives and to eliminate the interim rate reduction and the maximum rate formula.
We cannot predict the outcome of proposed regulations. However, to the extent that rate decreases are mandated in the future, the outcome could materially affect our consolidated financial condition and results of operations.
We are also subject to other administrative actions and inquiries into our conduct of business in certain of the states in which we operates. While we cannot predict the outcome of these matters, we believe that we have adequately reserved for these matters and that the outcome will not materially affect our consolidated financial condition or results of operations.
On or about February 1, 2008, an antitrust class action lawsuit was filed in the United States District Court for the Eastern District of New York against Stewart Title Insurance Company, an affiliated New York underwriter, Stewart Information Services Corporation (SISCO), several other title insurance companies, and the Title Insurance Rate Service Association, Inc. (TIRSA). The complaint alleges that the defendants violated Section 1 of the Sherman Act by collectively filing proposed rates for title insurance in New York through TIRSA, a state-authorized and licensed rate service organization. Several complaints were subsequently filed in the federal district courts for the Eastern and Southern Districts of New York making similar allegations and, in certain instances, alleging that the defendants violated the Real Estate Settlement Procedures Act of 1974, as amended, and New York consumer protection law. Similar complaints have been filed in federal district courts in Pennsylvania, New Jersey, and Ohio, alleging that defendants violated Section 1 of the Sherman Act by collectively filing proposed rates for title insurance through rate service organizations authorized and licensed by those respective states. Complaints also have been filed in federal district courts in Florida, Massachusetts, Arkansas, California, Washington, West Virginia, and Texas, alleging collective action affecting rates in those and other states in violation of Section 1 of the Sherman Act and various state consumer protection laws. The complaints generally request treble damages in an unspecified amount, declaratory and injunctive relief, and attorneys’ fees. At least fifty-seven such complaints have been filed to date, each of which names SISCO and/or one or more of its affiliates as a defendant. We intend to contest these complaints vigorously.
Item 1A. Risk Factors
There have been no changes during the quarter ended March 31, 2008 to our risk factors as listed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Item 5. Other Information
We had a book value per share of $40.31 and $41.82 at March 31, 2008 and December 31, 2007, respectively. At March 31, 2008, book value per share was based on approximately $730.4 million in stockholders’ equity and 18,119,822 shares of Common and Class B Common Stock outstanding. At December 31, 2007, book value per share was based on approximately $754.1 million in stockholders’ equity and 18,031,110 shares of Common and Class B Common Stock outstanding.
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
May 8, 2008
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