Form 10-Q
period 2008-06-30
STEWART INFORMATION SERVICES CORP
filed 2008-08-08
CIK 94344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
On July 30, 2008, the following shares of each of the issuer’s classes of common stock were outstanding:

Common	17,095,986
Class B Common	1,050,012

FORM 10-Q QUARTERLY REPORT
QUARTER ENDED JUNE 30, 2008

Item		Page
	PART I -- FINANCIAL INFORMATION

1.	Financial Statements	1
2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
3.	Quantitative and Qualitative Disclosures About Market Risk	20
4.	Controls and Procedures	20

	PART II -- OTHER INFORMATION

1.	Legal Proceedings	21
1A.	Risk Factors	21
4.	Submission of Matters to a Vote of Security Holders	22
5.	Other Information	22
6.	Exhibits	22
	Signature	23
Summary of Agreements as to Payments of Bonuses to Executive Officers
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

STEWART INFORMATION SERVICES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF
EARNINGS AND COMPREHENSIVE EARNINGS

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30	JUNE 30	JUNE 30	JUNE 30
	2008	2007	2008	2007
	($000 omitted)
Revenues
Title insurance:
Direct operations	200,688	270,428	381,275	500,042
Agency operations	213,513	276,434	404,566	548,688
Real estate information	11,302	16,497	26,018	33,030
Investment income	7,456	9,168	15,534	18,219
Investment and other (losses) gains — net	(4,412)	902	(4,709)	5,124

	428,547	573,429	822,684	1,105,103

Expenses
Amounts retained by agencies	174,562	222,752	330,124	445,142
Employee costs	146,076	179,096	298,039	355,888
Other operating expenses	86,412	105,241	173,248	198,884
Title losses and related claims	49,595	35,117	79,316	66,976
Depreciation and amortization	8,950	10,149	18,041	20,034
Impairment of other assets	6,011	—	6,011	—
Interest	1,121	1,874	2,936	3,542

	472,727	554,229	907,715	1,090,466

(Loss) earnings before taxes and minority interests	(44,180)	19,200	(85,031)	14,637
Income tax (benefit) expense	(17,526)	5,541	(34,288)	2,921
Minority interests	1,934	3,535	3,137	6,354

Net (loss) earnings	(28,588)	10,124	(53,880)	5,362

Other comprehensive (loss) earnings, net of taxes of ($4,122), ($154), ($4,036) and $294	(7,654)	(286)	(7,496)	547

Comprehensive (loss) earnings	(36,242)	9,838	(61,376)	5,909

Basic (loss) earnings per share:
Net (loss) earnings per share	(1.58)	0.55	(2.98)	0.29
Average shares outstanding	18,092	18,268	18,069	18,253

Diluted (loss) earnings per share:
Net (loss) earnings per share	(1.58)	0.55	(2.98)	0.29
Average shares outstanding	18,092	18,351	18,069	18,340

See notes to condensed consolidated financial statements.

STEWART INFORMATION SERVICES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	JUNE 30	DEC 31
	2008	2007
	($000 omitted)
Assets
Cash and cash equivalents	102,900	109,239
Short-term investments	57,212	79,780
Investments — statutory reserve funds	503,152	518,586
Investments — other	83,721	98,511
Receivables — premiums from agencies	37,968	48,040
Receivables — income taxes	54,520	38,084
Receivables — other	50,853	55,251
Allowance for uncollectible amounts	(12,352)	(11,613)
Property and equipment	86,411	96,457
Title plants	79,027	78,245
Goodwill	209,879	208,824
Intangible assets	12,986	17,157
Other assets	103,986	105,413

	1,370,263	1,441,974

Liabilities
Notes payable	116,799	108,714
Accounts payable and accrued liabilities	93,501	122,167
Estimated title losses	450,229	441,324
Minority interests	14,775	15,710

	675,304	687,915

Contingent liabilities and commitments

Stockholders’ equity
Common and Class B Common Stock and additional paid-in capital	143,472	141,196
Retained earnings	543,238	597,118
Accumulated other comprehensive earnings	12,346	19,842
Treasury stock — 330,407 Common shares	(4,097)	(4,097)

Total stockholders’ equity (18,145,998 and 18,031,110 shares outstanding)	694,959	754,059

	1,370,263	1,441,974

See notes to condensed consolidated financial statements.

STEWART INFORMATION SERVICES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	SIX MONTHS ENDED
	JUNE 30	JUNE 30
	2008	2007
	($000 omitted)
Reconciliation of net (loss) earnings to cash (used) provided by operating activities:
Net (loss) earnings	(53,880)	5,362
Add (deduct):
Depreciation and amortization	18,041	20,034
Impairment of other assets	6,011	—
Net earnings from equity investees	(831)	(1,562)
Dividends received from equity investees	1,293	1,914
Realized investment and other losses (gains) — net	4,709	(5,124)
Minority interests	3,137	6,354
(Increase) decrease in receivables — net	(5,381)	5,980
Increase in other assets — net	(168)	(5,149)
Decrease in payables and accrued liabilities — net	(15,157)	(23,876)
Provisions for title losses in excess of payments	9,854	19,099
Deferred income tax benefit	(16,755)	(6,156)
Other — net	2,487	(70)

Cash (used) provided by operating activities	(46,640)	16,806

Investing activities:
Purchases of investments	(418,831)	(161,490)
Proceeds from investments matured and sold	458,913	182,019
Increases in notes receivable	(879)	(8,160)
Collections on notes receivable	4,245	1,150
Purchases of property and equipment, title plants and real estate — net	(6,002)	(24,626)
Cash paid for acquisitions of subsidiaries — net (see below)	(357)	(9,165)
Cash paid for cost-basis investments, equity investees and related intangibles — net	(689)	(2,410)
Cash received for the sale of real estate	199	—

Cash provided (used) by investing activities	36,599	(22,682)

Financing activities:
Proceeds from notes payable	16,913	16,453
Payments on notes payable	(9,673)	(12,813)
Distributions to minority interests	(3,999)	(5,726)
Proceeds from exercises of stock options	569	164

Cash provided (used) by financing activities	3,810	(1,922)

Effect of changes in foreign currency exchange rates	(108)	(2,169)

Decrease in cash and cash equivalents	(6,339)	(9,967)

Cash and cash equivalents at beginning of period	109,239	136,137

Cash and cash equivalents at end of period	102,900	126,170

Supplemental information:
Assets acquired:
Goodwill	1,024	11,999
Investments	—	981
Property and equipment	—	1,167
Title plants	—	4,012
Intangible assets	—	548
Other	187	1,039
Liabilities assumed	—	(5,477)
Debt issued	(854)	(5,104)

Cash paid for acquisitions of subsidiaries — net	357	9,165

See notes to condensed consolidated financial statements.

STEWART INFORMATION SERVICES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1
Interim financial statements. The financial information contained in this report for the three and six months ended June 30, 2008 and 2007, and as of June 30, 2008, is unaudited. This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
A. Management’s responsibility. The accompanying interim financial statements were prepared by management, which is responsible for their integrity and objectivity. These financial statements have been prepared in conformity with U.S. generally accepted accounting principles (GAAP), including management’s best judgments and estimates. In the opinion of management, all adjustments necessary for a fair presentation of this information for all interim periods, consisting only of normal recurring accruals, have been made. The Company’s results of operations for interim periods are not necessarily indicative of results for a full year and actual results could differ from those estimates.
B. Reclassifications. Certain amounts in the 2007 interim financial statements have been reclassified for comparative purposes. Net earnings and stockholders’ equity, as previously reported, were not affected.
C. Consolidation. The condensed consolidated financial statements include all subsidiaries in which the Company owns more than 50% voting rights in electing directors and variable interest entities when required by FIN 46(R). All significant intercompany amounts and transactions have been eliminated and provisions have been made for minority interests. Unconsolidated investees, in which the Company typically owns 20% through 50% of the equity, are accounted for by the equity method.
NOTE 2
New significant accounting pronouncements. In May 2008, SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts — an interpretation of FASB Statement No. 60,” was issued. SFAS 163 requires that an insurance enterprise recognizes a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. SFAS 163 also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. SFAS 163 is effective January 1, 2009, except for disclosures relating to risk-management activities of the insurance enterprise, which are effective for the first period beginning after issuance. The Company does not believe the adoption of SFAS 163 will have a material effect on its consolidated financial statements.
In May 2008, SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” was issued. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 is effective 60 days following the SEC’s approval of the PCAOB’s amendments to AU §411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not believe the adoption of SFAS 162 will have a material effect on its consolidated financial statements.

In March 2008, SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133,” was issued. SFAS 161 amends and expands the disclosure requirements of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit risk-related contingent features in derivative agreements. SFAS 161 is effective January 1, 2009. The Company does not believe the adoption of SFAS 161 will have a material effect on its consolidated financial statements.
In December 2007, SFAS No. 141(R), “Business Combinations,” was issued. SFAS 141(R) establishes principles and requirements for the financial statement recognition and measurement of identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141(R) also establishes the recognition and measurement of goodwill acquired in the business combination or gain from a bargain purchase and determines the financial statement disclosures related to the nature and financial effects of the business combination.
In December 2007, SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51,” was issued. SFAS 160 establishes accounting and reporting standards for the noncontrolling (minority) interest in, and the deconsolidation of, a subsidiary.
SFAS 141(R) and SFAS 160 are required to be adopted simultaneously and are effective January 1, 2009. The Company is in the process of evaluating the impact that SFAS 141(R) and SFAS 160 will have on its consolidated financial statements.
NOTE 3
Fair value measurements. Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements,” which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal, or most advantageous, market for the asset or liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs when possible. The three levels of inputs used to measure fair value are as follows:
•	Level 1 — quoted prices in active markets for identical assets or liabilities;

•	Level 2 — observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data; and

•	Level 3 — unobservable inputs that are supported by little or no market activity and that are significant to the fair values of the assets or liabilities, including certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.
The Company’s adoption of SFAS 157 did not have a material impact on its consolidated financial statements. The Company has segregated all financial assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date. FSP FAS 157-2 delayed the effective date for all nonfinancial assets and liabilities until January 1, 2009, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. Accordingly, the provisions of SFAS 157 were not applied to goodwill and other intangible assets that are measured annually for impairment testing purposes.

At June 30, 2008, assets measured at fair value on a recurring basis are summarized below (in $ millions):

				Fair value
	Level 1	Level 2	Level 3	measurements
Investments available-for-sale	195,517	364,358	26,998	586,873

At June 30, 2008, Level 1 investments consist of U.S. and foreign government bonds and equity securities. Level 2 investments consist of municipal and corporate bonds. Level 3 investments consist of auction rate securities.
Level 3 investments are summarized below (in $ millions):

December 31, 2007	—
Purchases	18,750
Transfers in	9,450
Unrealized loss	(1,202)

June 30, 2008	26,998

The total unrealized loss of $1.2 million relating to assets still held at June 30, 2008 is included in other comprehensive (loss) earnings — net in the condensed consolidated statements of earnings and comprehensive earnings for the three and six months ended June 30, 2008, and accumulated other comprehensive earnings in the condensed consolidated balance sheet at June 30, 2008.
Effective January 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which provides entities the option to measure many financial instruments and certain other items at fair value. Entities that choose the fair value option will recognize in earnings, at each subsequent reporting date, any unrealized gains and losses on items for which the fair value option was elected. The Company has chosen not to elect the fair value option for any items that are not already required to be measured at fair value in accordance with U.S. GAAP.
NOTE 4
Stock options. The Company accounts for its stock option plan in accordance with SFAS No. 123(R), “Share-Based Payment,” and uses the modified prospective method under which share-based compensation expense is recognized for new share-based awards granted, and any outstanding awards that are modified, repurchased or cancelled subsequent to January 1, 2006. Compensation expense is based on the fair value of the options, which is estimated using the Black-Scholes Model. All options expire 10 years from the date of grant and are granted at the closing market price of the Company’s Common Stock on the date of grant. There are no unvested awards since all options are immediately exercisable.
There were no options granted during the six months ended June 30, 2008 and 2007 and, accordingly, no compensation expense has been reflected in the accompanying condensed consolidated financial statements.

A summary of the Company’s stock option plan follows:

		Weighted-
		average
		exercise
	Options	prices ($)
December 31, 2007	426,400	29.69
Granted	—	—
Exercised	(29,000)	18.81

June 30, 2008	397,400	30.48

At June 30, 2008, the weighted-average remaining contractual life of options outstanding was 5.0 years and the aggregate intrinsic value of dilutive options was $0.2 million. The aggregate intrinsic values of options exercised during the six months ended June 30, 2008 and 2007 were $0.3 million and $0.6 million, respectively. The tax benefits of options exercised during the six months ended June 30, 2008 and 2007 were not material.
During the six months ended June 30, 2008, the Company granted 42,000 shares of restricted Common Stock, at a fair value of $1.2 million, which will vest on December 31, 2008. Compensation expense associated with restricted stock awards will be recognized over the vesting period and approximated $0.4 million and $0.5 million for the three and six months ended June 30, 2008, respectively.
NOTE 5
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
In calculating the effect of dilutive options and determining diluted earnings per share, the weighted-average number of shares used in calculating basic earnings per share was increased by 83,000 for the three months ended June 30, 2007 and by 87,000 for the six months ended June 30, 2007. Options to purchase 133,000 shares were excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2007. These options were considered anti-dilutive since the exercise prices of the options were greater than the weighted-average market values of the shares.
As the Company reported a net loss for the three and six months ended June 30, 2008, there were no calculations of diluted per share amounts.

NOTE 6
Segment information. The Company’s two reportable segments are title insurance-related services (Title) and real estate information (REI). Selected financial information related to these segments follows:

	Three months ended		Six months ended
	June 30	June 30	June 30	June 30
	2008	2007	2008	2007
	($000 omitted)
Revenues:
Title	417,245	556,932	795,787	1,068,873
REI (1)	11,302	16,497	26,897	36,230

	428,547	573,429	822,684	1,105,103

Intersegment revenues:
Title	150	120	286	209
REI	775	1,047	1,612	2,256

	925	1,167	1,898	2,465

Depreciation and amortization:
Title	8,349	9,373	16,803	18,693
REI	601	776	1,238	1,341

	8,950	10,149	18,041	20,034

(Loss) earnings before taxes and minority interests:
Title	(35,763)	19,862	(77,308)	11,807
REI (1) (2)	(8,417)	(662)	(7,723)	2,830

	(44,180)	19,200	(85,031)	14,637

(1)	The six month periods ended June 30, 2008 and 2007 include pretax gains of $0.9 million and $3.2 million, respectively, from the sales of subsidiaries, which are included in investment and other (losses) gains — net in the condensed consolidated statements of earnings and comprehensive earnings.

(2)	The three and six months ended June 30, 2008 include a pretax charge of $6.0 million relating to the impairment of internally developed software that we subsequently determined will not be deployed into production.

	June 30	Dec 31
	2008	2007
	($000 omitted)
Identifiable assets:
Title	1,309,618	1,369,649
REI	60,645	72,325

	1,370,263	1,441,974

NOTE 7
Contingent liabilities and commitments. Proceeds from tax-deferred property exchanges for customers are held in exchanger funds until a qualifying exchange can occur, which resulted in a contingent liability to the Company of approximately $407.7 million at June 30, 2008 ($523.4 million and $763.9 million at March 31, 2008 and December 31, 2007, respectively). These are exchanger funds and, as is industry practice, are not included in the Company’s consolidated balance sheets. However, the Company is obligated to its customers for the disbursements of the exchanger funds in accordance with its customer agreements, and the Company is committed to fulfilling these obligations to its customers.
At June 30, 2008, the exchanger funds included approximately $355.0 million of auction rate securities (compared with $387.1 million at March 31, 2008). These securities, purchased at par value, are comprised of $235.9 million of student loan funds substantially guaranteed by the U.S. government and $119.1 million of preferred stocks issued by closed-end mutual funds. All auction rate securities are rated AAA or AA.
The amount of the Company’s contingent liability and liquidity relating to exchanger funds fluctuates based on the level of transaction volume, redemptions of auction rate securities and the completion (or cancellation) of transactions.
Since mid February 2008, there has not been a normal market for auction rate securities. The liquidity issue was caused by circumstances existing in the U.S. and global credit markets, which have been highly publicized. The Company believes that the absence of a normal market for auction rate securities has not materially affected the value of the assets underlying the auction rate securities, and continues to receive interest at contractually calculated rates.
Significant attention is currently being given to redemptions or other means of restoring liquidity to auction rate securities by the issuers of the securities, the financial markets and federal and state government officials. However, no assurance can be given as to the timing of redemptions or the return to liquidity for these securities.
The Company has certain corporate assets and available borrowing capacity to provide liquidity for the exchanger funds. When and as they occur, redemptions and conversions of auction rate securities would increase the liquidity of the exchanger accounts.
At June 30, 2008, the Company had purchased $18.8 million of auction rate securities from the exchanger funds and included these in its consolidated balance sheet at June 30, 2008, which resulted in an unrealized loss of $0.8 million reflected in other comprehensive earnings for the three and six months ended June 30, 2008. Subsequent to June 30, 2008, the Company acquired an additional $81.2 million of auction rate securities from the exchanger funds and advanced $40.2 million of cash to the exchanger funds. While the Company cannot predict the amount of any additional securities that it may acquire from the exchanger funds or the amount of any impairment that may ultimately be recognized on these holdings, if any, the Company does not believe such amounts will be material to its consolidated financial condition or results of operations.
At June 30, 2008, the Company was contingently liable for guarantees of indebtedness owed primarily to banks and others by certain third parties. The guarantees primarily relate to business expansion and expire no later than 2019. At June 30, 2008, the maximum potential future payments on the guarantees amounted to $13.6 million. Management believes that the related underlying assets and available collateral, primarily corporate stock and title plants, would enable the Company to recover amounts paid under the guarantees. The Company believes no provision for losses is needed since no loss is expected on these guarantees.

In the ordinary course of business, the Company guarantees the third-party indebtedness of certain of its consolidated subsidiaries. At June 30, 2008, the maximum potential future payments on the guarantees are not more than the related notes payable recorded in the condensed consolidated balance sheets. The Company also guarantees the indebtedness related to lease obligations of certain of its consolidated subsidiaries. The maximum future obligations arising from these lease-related guarantees are not more than the Company’s future minimum lease payments. In addition, at June 30, 2008, the Company had unused letters of credit amounting to $3.7 million primarily related to workers’ compensation coverage.
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
NOTE 8
Regulatory developments. In January 2007, the California Insurance Commissioner filed a rate reduction order that would have reduced title insurance rates in California by 26% commencing in 2009. However, the Company believes that California law requires rates to be established competitively and not by administrative order. This rate reduction order was rejected by the California Office of Administrative Law in February 2007. In May 2007, California’s Insurance Commissioner submitted revised regulations that, in addition to reducing rates effective in 2010, would have increased financial and operating data, market conduct examinations and other regulatory requests by the California Department of Insurance (CDOI). In October 2007, subsequent to several title insurance industry meetings with the CDOI, the state’s Insurance Commissioner proposed to reduce the requirements of data and market conduct requests, delay the effective date to 2011, and eliminate the interim rate reduction previously submitted to the CDOI. These proposals are contingent upon the ongoing work of the title insurance industry with the CDOI to identify alternative methods of providing the additional data and reforming the existing rate structure. In June 2008, the CDOI released for public notice and comment revised regulations that place certain limits on payments by title insurance marketing representatives to agents and brokers, eliminate the interim rate reduction and the maximum rate formula, and substantially scale back the proposed financial data call on title insurance companies. The final regulations are expected to be filed by the end of 2008.
The Company cannot predict the outcome of proposed regulations. However, to the extent that rate decreases are mandated in the future, the outcome could materially affect its consolidated financial condition or results of operations.
The Company also is subject to other administrative actions and inquiries into its conduct of business in certain of the states in which it operates. While the Company cannot predict the outcome of these matters, it believes that it has adequately reserved for these matters and that the outcome will not materially affect its consolidated financial condition or results of operations.

In February 2008, an antitrust class action was filed in the United States District Court for the Eastern District of New York against Stewart Title Insurance Company, Monroe Title Insurance Corporation, Stewart Information Services Corporation (SISCO), several other unaffiliated title insurance companies, and the Title Insurance Rate Service Association, Inc. (TIRSA). The complaint alleges that the defendants violated Section 1 of the Sherman Act by collectively filing proposed rates for title insurance in New York through TIRSA, a state-authorized and licensed rate service organization.
Complaints were subsequently filed in the federal district courts for the Eastern and Southern Districts of New York and federal district courts in Pennsylvania, New Jersey, Ohio, Florida, Massachusetts, Arkansas, California, Washington, West Virginia, and Texas. All of the complaints make similar allegations, except that certain of the complaints also allege violations of RESPA statutes and various state consumer protection laws. The complaints generally request treble damages in an unspecified amount, declaratory and injunctive relief, and attorneys’ fees. At least 73 such complaints are currently pending, each of which names SISCO and/or one or more of its affiliates as a defendant. Although the Company cannot predict the outcome of these actions, it intends to vigorously defend itself against the allegations and does not believe that the outcome will materially affect its consolidated financial condition or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s overview. We incurred a net loss of $53.9 million for the six months ended June 30, 2008 compared with net earnings of $5.4 million for the same period in 2007. On a diluted per share basis, our net loss was $2.98 for the first six months of 2008 compared with net earnings of $0.29 for the first six months of 2007. Revenues for the first six months of 2008 decreased 25.6% to $822.7 million from $1.1 billion for the same period last year.
Our year-to-date loss reflects the continuing decline in our orders, and therefore revenues, resulting from the decrease in new and existing home sales, home prices, construction and lending, coupled with worsening policy claims payment experience and a software impairment charge in our REI segment. Our international operations remain profitable, offsetting, in part, our loss in U.S. operations.
We continue to respond to declining market conditions by aggressively reducing variable and fixed expenses, reducing our employee count and closing unprofitable branch and office locations. In addition, we are responding strategically to this downturn by implementing cost reductions throughout our Company and we remain committed to our long-term strategies and restructuring efforts in this extremely difficult real estate environment. Our shared-services initiatives are progressing and we have contracted several national relationships that will result in procurement savings. These initiatives and relationships have significant potential for process improvements and cost reductions. We are also consolidating many of our separate corporate entities to better serve our customers, streamline our administrative functions and reduce fixed costs.
We are experiencing higher than expected payments of policy claims relating to certain prior policy years and are continuing to make progress in reducing our risk exposure through the review and cancellation of higher-risk title agencies and auditing potential title agencies prior to adding them to our agency network.
Fannie Mae and other industry experts expect the downturn in the real estate and related lending markets to continue through at least 2009. Therefore, we expect that our consolidated financial condition and results of operations will continue to be subject to adverse market conditions.
Critical accounting estimates. Actual results can differ from our accounting estimates. While we do not anticipate significant changes in our estimates, there is a risk that such changes could have a material impact on our consolidated financial condition or results of operations for future periods.
Title loss reserves
Our most critical accounting estimate is providing for title loss reserves. Our liability for estimated title losses at June 30, 2008 comprises both known claims ($119.3 million) and our estimate of claims that may be reported in the future ($330.9 million). The amount of the reserve represents the aggregate future payments (net of recoveries) that we expect to incur on policy and escrow losses and in costs to settle claims.
We base our estimates on reported claims, historical loss payment experience, title industry averages and the current legal and economic environment. In making estimates, we use moving-average ratios of recent actual policy loss payment experience (net of recoveries) to premium revenues.
Provisions for title losses, as a percentage of title operating revenues, were 10.1% and 6.4% for the six months ended June 30, 2008 and 2007, respectively. Actual loss payment experience, including the impact of large losses, is the primary reason for increases or decreases in our loss provision. A change of 100 basis points in this percentage, a reasonably likely scenario based on our historical loss experience, would have changed our provision for title losses and pretax earnings approximately $7.9 million for the six months ended June 30, 2008.

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
Our accruals for revenues on unreported policies from agencies were not material to our consolidated assets or stockholders’ equity at June 30, 2008 and December 31, 2007. The differences between the amounts our agencies have subsequently reported to us compared to our estimated accruals are substantially offset by any differences arising from prior years’ accruals and have been immaterial to consolidated assets and stockholders’ equity during each of the three prior years. We believe our process provides the most reliable estimate of the unreported revenues on policies and appropriately reflects the trends in agency policy activity.
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
In the second quarter of 2008, our REI segment incurred an impairment charge of $6.0 million relating to its internally developed software that we subsequently determined will not be deployed into production. There were no other material impairment write-offs of goodwill or other long-lived assets during the six months ended June 30, 2008 or 2007.

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
To the extent inflation causes increases in the prices of homes and other real estate, premium revenues are also increased. Premiums are determined in part by the insured values of the transactions we handle. These factors may override the seasonal nature of the title insurance business. Historically, our first quarter is the least active and our fourth quarter is the most active in terms of title insurance revenues.
RESULTS OF OPERATIONS
Comparisons of our results of operations for the three and six months ended June 30, 2008 with the three and six months ended June 30, 2007 follow. Factors contributing to fluctuations in our results of operations are presented in the order of their monetary significance and we have quantified, when necessary, significant changes. Results from our REI segment are included in our discussions regarding the three and six months ended June 30, 2008 as those amounts are immaterial in relation to consolidated totals. When relevant, we have discussed our REI segment’s results separately.
Our statements on home sales and loan activity are based on published industry data from sources including Fannie Mae, the National Association of Realtors®, the Mortgage Bankers Association and Freddie Mac. We also use information from our direct operations.
Operating environment. Sales of new and existing homes decreased 33.2% and 16.7%, respectively, for the six months ended June 30, 2008 compared with the same period in 2007. June 2008 existing home sales were at a seasonally adjusted annual rate of 4.86 million versus 5.75 million a year earlier. In addition, existing home prices have fallen 6.1% since June 2007. One-to-four family residential lending declined 24.0%, from an estimated $1.35 trillion in the first six months of 2007 to $1.03 trillion in the first six months of 2008. The decline in lending volume was primarily a result of decreasing home sales, lower home prices and reduced financing activity primarily due to tightening of mortgage lending practices and constrictions in the credit markets. However, mortgage interest rates averaged 30 basis points lower for the first six months of 2008 compared with the same period in 2007.
Commercial transactions nationwide experienced a decline of approximately 69.5% during the first four months of 2008 (latest available information) compared with the first four months of 2007 and are expected to decline approximately 40.0% for the year 2008.

Fannie Mae and other industry experts expect the downturn in the real estate and related lending markets to continue through at least 2009. Therefore, our consolidated financial condition and results of operations will continue to be subject to adverse market conditions.
Six months ended June 30, 2008 compared with six months ended June 30, 2007
Title revenues. Our revenues from direct operations decreased $118.8 million, or 23.8%, in the first six months of 2008 compared with the first six months of 2007. The largest revenue decreases were in California, Texas and New York, partially offset by increases in New Jersey and our Canadian operations.
Revenues from commercial and other large transactions decreased $18.3 million, or 20.8%, in the first six months of 2008 from prior-year levels, which was less than the overall decline in the nationwide commercial market, as noted above. Commercial revenues represented 18.3% and 17.6% of direct title premium revenues for the six months ended June 30, 2008 and 2007, respectively.
Our order levels for the first six months of 2008 compared with the first six months of 2007 decreased 19.6% as a result of a significant decrease in home sales and reduced financing activity relating primarily to tightening of mortgage lending practices and constrictions in the credit markets.
The number of direct closings we handled decreased 21.9% in the first six months of 2008 compared with the first six months of 2007. The average revenue per closing decreased 4.2% in the first six months of 2008 due to lower home prices and a reduced number of commercial transactions.
Revenues from agencies decreased $144.1 million, or 26.3%, for the six months ended June 30, 2008 compared with the six months ended June 30, 2007. This decrease was due to the overall decline in business related to current market conditions, which resulted in a reduction in home sales and home prices in most markets. The largest decreases in revenues were in Florida, New York and California.
REI revenues. Real estate information operating revenues were $26.0 million and $33.0 million in the first six months of 2008 and 2007, respectively. The decrease of 21.2% from 2007 resulted primarily from the reduction in residential lending volume, which impacts our real estate-related transactions, and the number of Section 1031 tax-deferred property exchanges caused by the continued decline in the real estate markets.
In January 2007, we sold our mapping and aerial photography businesses. We recorded a pretax gain of $3.2 million from the sale of these subsidiaries, which is in investment and other (losses) gains — net in our consolidated statements of earnings and comprehensive earnings. The impact of the sale was not material to our consolidated financial condition, results of operations or cash flows.
Investments. Investment income decreased $2.7 million, or 14.7%, for the first six months of 2008 compared with the first six months of 2007 due to decreases in average invested balances and yields. Certain investment gains and losses, which are included in our results of operations in investment and other (losses) gains — net, were realized as part of the ongoing management of our investment portfolio for the purpose of improving performance.
We incurred a realized investment loss of $4.7 million for the first six months of 2008, which was a $9.8 million decrease from the first six months of 2007. This decrease was primarily the result of the write down of equity and cost-basis investments. The first six months of 2007 reflected a gain on the sale of two REI subsidiaries, as described above.
Retention by agencies. The amounts retained by title agencies, as a percentage of revenues generated by them, were 81.6% and 81.1% in the first six months of 2008 and 2007, respectively. Amounts retained by title agencies are based on agreements between agencies and our underwriters. This retention percentage may vary from year-to-year due to the geographical mix of agency operations, the volume of title revenues and, in some states, laws or regulations.

Employee costs. Our employee costs and certain other operating expenses are sensitive to inflation. Employee costs for the combined business segments decreased $57.8 million, or 16.3%, to $298.0 million for the six months ended June 30, 2008 from $355.9 million for the six months ended June 30, 2007. We reduced our employee count company-wide by 810, or 9.6%, during the first six months of 2008, which brings our total reduction to 2,400, or 24.6%, since the beginning of 2007. The decline in employee costs for the first six months of 2008 was due to the result of the closure of 68 unprofitable branch and office locations and other cost reduction efforts.
In our REI segment, employee costs for the first six months of 2008 decreased $6.2 million, or 24.4%, from the same period in 2007, which is consistent with the decrease in this segment’s businesses.
Other operating expenses. Most of our operating expenses are fixed in nature, although some follow, to varying degrees, the changes in transaction volume and revenues. Other operating expenses decreased $25.6 million, or 12.9%, in the first six months of 2008 compared with the first six months of 2007 primarily due to a reduction in outside search fees relating to the decline in our commercial business, in addition to reductions in premium taxes due to the decline in our revenues, certain REI expenses, litigation related to regulatory and other matters, rent, including other occupancy costs, business promotion and office supplies. These decreases were offset somewhat by increases in insurance and bad debt expenses. Other operating expenses also include attorneys’ fees, telephone, auto expenses, delivery fees, travel, reinsurance and title plant expenses.
Title losses. Provisions for title losses, as a percentage of title operating revenues, were 10.1% and 6.4% for the first six months of 2008 and 2007, respectively. An increase in loss payment experience for recent policy years resulted in an increase in our loss ratio in 2008. The first six months of 2008 includes additions to our reserves of $15.8 million relating to title agency defalcations and fraudulent transactions, and reserve adjustments of $12.0 million relating to higher than expected loss payment experience for certain prior policy years. The first six months of 2007 includes additions to title loss reserves of $7.4 million relating to large claims.
Impairment of other assets. In June 2008, our REI segment incurred an impairment charge of $6.0 million relating to its internally developed software that we subsequently determined will not be deployed into production.
Income taxes. Our effective tax rates, based on earnings before taxes and after deducting minority interests (a loss of $88.2 million and earnings of $8.3 million for the six months ended June 30, 2008 and 2007, respectively), were 38.9% and 35.3% for the first six months of 2008 and 2007, respectively. Our effective income tax rate increased in the first six months of 2008 primarily due to the level of our operating losses compared with our significant permanent differences, such as tax-exempt interest, which remain relatively fixed in amount, and the ratio of earnings from our international operations compared with our consolidated U.S. operating losses. Our annual effective tax rate was 37.3% for 2007.
Three months ended June 30, 2008 compared with three months ended June 30, 2007
Title revenues. Our revenues from direct operations were $69.7 million, or 25.8%, lower in the second quarter of 2008 compared with the second quarter of 2007. The largest revenue decreases were in California, Texas and New York.
Revenues from commercial and other large transactions decreased $14.6 million, or 29.0%, in the second quarter of 2008 compared with the same period in the prior year. Commercial revenues represented 17.8% and 18.6% of direct title premium revenues for the three months ended June 30, 2008 and 2007, respectively.
Our order levels for the second quarter of 2008 compared with the second quarter of 2007 decreased 26.7% as a result of a significant decrease in home sales and reduced financing activity relating primarily to tightening of mortgage lending practices and constrictions in the credit markets.

The number of direct closings we handled in the second quarter of 2008 compared with the second quarter of 2007 decreased 25.2%. The average revenue per closing in the second quarter of 2008 was comparable to that of the second quarter 2007.
Revenues from agencies were $62.9 million, or 22.8%, lower for the quarter ended June 30, 2008 compared with the quarter ended June 30, 2007. This decrease was due to the overall decline in business related to current market conditions resulting in a reduction in home sales and home prices in most markets. The largest decreases were in Florida, New York and California, partially offset by increases in Texas and Massachusetts.
REI revenues. Real estate information operating revenues were $11.3 million and $16.5 million for the second quarters of 2008 and 2007, respectively. The 31.5% decrease from 2007 resulted primarily from the reduction in residential lending volume, which impacts our real estate-related transactions, and in the number of Section 1031 tax-deferred property exchanges caused by the continued decline in the real estate markets.
Investments. Investment income decreased $1.7 million, or 18.7%, for the three months ended June 30, 2008 compared with the three months ended June 30, 2007 due to decreases in yields and average invested balances. Certain investment gains and losses, which are included in our results of operations in investment and other (losses) gains — net, were realized as part of the ongoing management of our investment portfolio for the purpose of improving performance.
We incurred a realized investment loss of $4.4 million for the second quarter of 2008, which was a $5.3 million decrease from the second quarter of 2007. This decrease was primarily the result of the write down of equity and cost-basis investments.
Retention by agencies. The amounts retained by title agencies, as a percentage of revenues generated by them, were 81.8% and 80.6% in the second quarters of 2008 and 2007, respectively. Amounts retained by title agencies are based on agreements between agencies and our underwriters. This retention percentage may vary from year-to-year due to the geographical mix of agency operations, the volume of title revenues and, in some states, laws or regulations.
Employee costs. Our employee costs and certain other operating expenses are sensitive to inflation. Employee costs for the combined business segments decreased $33.0 million, or 18.4%, to $146.1 million for the three months ended June 30, 2008 from $179.1 million for the three months ended June 30, 2007. We reduced our employee count company-wide by 350 during the second quarter of 2008 as a result of the closure of 51 unprofitable branch and office locations and other cost reduction efforts taken by us.
In our REI segment, total employee costs for the second quarter of 2008 decreased $3.6 million, or 28.2%, from the same period in 2007, which is consistent with the decrease in this segment’s businesses.
Other operating expenses. Most of our operating expenses are fixed in nature, although some follow, to varying degrees, the changes in transaction volume and revenues. Other operating expenses decreased $18.8 million, or 17.9%, in the second quarter of 2008 compared with the second quarter of 2007 primarily due to a reduction in outside search fees relating to the decline in our commercial business, in addition to reductions in business promotion, premium taxes due to the decline in our revenues, rent, including other occupancy, certain REI expenses and office supplies. Other operating expenses also include delivery fees, auto expenses, technology costs, telephone and title plant expenses.
Title losses. Provisions for title losses, as a percentage of title operating revenues, were 12.0% and 6.4% in the second quarters of 2008 and 2007, respectively. The quarter ended June 30, 2008 includes $11.2 million relating to title agency defalcations and fraudulent transactions and a reserve adjustment of $10.0 million relating to greater than expected loss payment experience for certain prior policy years.

Impairment of other assets. In June 2008, our REI segment incurred an impairment charge of $6.0 million relating to its internally developed software that we subsequently determined will not be deployed into production.
Income taxes. Our effective tax rates, based on earnings before taxes and after deducting minority interests (a loss of $46.1 million and earnings of $15.7 million for the three months ended June 30, 2008 and 2007, respectively), were 38.0% and 35.4% for the quarters ended June 30, 2008 and 2007, respectively. Our effective income tax rate increased in the second quarter of 2008 primarily due to the level of our operating losses compared with our significant permanent differences, such as tax-exempt interest, which remain relatively fixed in amount, and the ratio of earnings from our international operations compared with our consolidated U.S. operating losses. Our annual effective tax rate was 37.3% for 2007.
Liquidity. Cash used by operations was $46.6 million for the first six months of 2008 compared with cash provided by operations of $16.8 million for the first six months of 2007. The decline in 2008 was due primarily to the decrease in our net earnings and the increase in payments of title claims. On an annual basis, we believe our cash flow from operations, supplemented, as needed, by bank borrowings for operations, will continue to be the primary sources of financing for additions to property and equipment, expanding operations, dividends to stockholders, purchases of our Common Stock and other requirements. We believe our current availability of cash is sufficient to meet these future cash needs.
The most significant non-operating source of cash in the first six months of 2008 and 2007 was from the proceeds of investments matured and sold in the amounts of $458.9 million and $182.0 million, respectively. In the first six months of 2008 and 2007, we used cash to purchase $418.8 million and $161.5 million of investments, respectively.
Unrealized gains and losses on investments, net of taxes, are reported in accumulated other comprehensive earnings, a component of stockholders’ equity, until realized. During the first six months of 2008 and 2007, unrealized investment losses decreased comprehensive earnings $6.9 million and $3.6 million, respectively, net of taxes. The 2008 unrealized investment losses were related to temporary declines in market values of equity investments and changes in bond values caused by interest rate fluctuations. The 2007 unrealized investment losses were primarily related to changes in bond values caused by interest rate increases.
Foreign currency exchange rates, primarily related to our Canadian operations, decreased comprehensive earnings $0.6 million, net of taxes, for the six months ended June 30, 2008 and increased comprehensive earnings $4.1 million, net of taxes, for the six months ended June 30, 2007.
During the first six months of 2008, incremental investments in affiliates resulted in additions to goodwill of $1.0 million. During the first six months of 2007, acquisitions resulted in additions to goodwill of $12.0 million.
A substantial majority of our consolidated cash and investments at June 30, 2008 was held by Stewart Title Guaranty Company (Guaranty) and its subsidiaries. The use and investment of these funds, dividends to us and cash transfers between Guaranty and its subsidiaries and us are subject to certain legal restrictions. See Notes 2 and 3 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007.
Our liquidity at June 30, 2008, excluding Guaranty and its subsidiaries, consisted of cash and short-term investments aggregating $11.4 million and short-term liabilities of $4.9 million. We know of no commitments or uncertainties that are likely to materially affect our ability to fund cash needs, except as discussed below in contingent liabilities and commitments.

Loss reserves. Our loss reserves are fully funded, segregated and invested in high-quality securities and short-term investments, as required by the insurance regulators of the states in which our underwriters are domiciled. At June 30, 2008, these investments aggregated $461.9 million and our estimated title loss reserves were $450.2 million.
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
Contingent liabilities and commitments. Proceeds from tax-deferred property exchanges for customers are held in exchanger funds until a qualifying exchange can occur, which resulted in a contingent liability to us of approximately $407.7 million at June 30, 2008 ($523.4 million and $763.9 million at March 31, 2008 and December 31, 2007, respectively). These are exchanger funds and, as is industry practice, are not included in our consolidated balance sheets. However, we are obligated to our customers for the disbursements of the exchanger funds in accordance with our customer agreements, and we are committed to fulfilling these obligations to our customers.
At June 30, 2008, the exchanger funds included approximately $355.0 million of auction rate securities (compared with $387.1 million at March 31, 2008). These securities, purchased at par value, are rated AAA and AA and are comprised of $235.9 million of student loan funds substantially guaranteed by the U.S. government and $119.1 million of preferred stocks issued by closed-end mutual funds.
The amount of our contingent liability and liquidity relating to exchanger funds fluctuates based on the level of transaction volume, redemptions of auction rate securities and the completion (or cancellation) of transactions.
Since mid February 2008, there has not been a normal market for auction rate securities. The liquidity issue was caused by circumstances existing in the U.S. and global credit markets, which have been highly publicized. We believe the absence of a normal market for auction rate securities has not materially affected the value of the assets underlying the auction rate securities, and we continue to receive interest at contractually calculated rates.
Significant attention is currently being given to redemptions or other means of restoring liquidity to auction rate securities by the issuers of the securities, the financial markets and federal and state government officials. However, no assurance can be given as to the timing of redemptions or the return to liquidity for these securities.
We have certain corporate assets and available borrowing capacity to provide liquidity for the exchanger funds. When and as they occur, redemptions and conversions of auction rate securities would increase the liquidity of the exchanger accounts.
At June 30, 2008, we had purchased $18.8 million of auction rate securities from exchanger funds and included these in our consolidated balance sheet at June 30, 2008, which resulted in an unrealized loss of $0.8 million reflected in other comprehensive earnings for the three and six months ended June 30, 2008. Subsequent to June 30, 2008, we acquired an additional $81.2 million of auction rate securities from the exchanger funds and advanced $40.2 million of cash to the exchanger funds. While we cannot predict the amount of any additional securities that we may acquire from the exchanger funds or the amount of any impairment that may ultimately be recognized on these holdings, if any, we do not believe such amounts will be material to our consolidated financial condition or results of operations.

Other-than-temporary impairments of investments. We have reviewed our investment portfolio as of June 30, 2008 and determined that we do not hold any investments that we believe will be impaired as a result of the decline in financing activity relating to the subprime lending market or securities backed by subprime loans. In addition, for the six months ended June 30, 2008, we have not recorded any material other-than-temporary impairments of our investments.
Capital resources. We consider our capital resources to be adequate. We expect external capital resources would be available, if needed, due to our low debt-to-equity ratio. We do not expect any material changes in the mix or relative cost of such external resources. Notes payable and stockholders’ equity were $116.8 million and $695.0 million, respectively, at June 30, 2008 and we are not aware of any trends, either favorable or unfavorable, that would materially affect these balances, except as discussed above in contingent liabilities and commitments.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes during the quarter ended June 30, 2008 in our investment strategies, types of financial instruments held or the risks associated with such instruments that would materially alter the market risk disclosures made in our Annual Report on Form 10-K for the year ended December 31, 2007.
Item 4. Controls and Procedures
Our principal executive officers and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2008, have concluded that, as of such date, our disclosure controls and procedures are adequate and effective to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.
There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. As a result, no corrective actions were required or undertaken.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
In January 2007, the California Insurance Commissioner filed a rate reduction order that would have reduced title insurance rates in California by 26% commencing in 2009. However, we believe that California law requires rates to be established competitively and not by administrative order. This rate reduction order was rejected by the California Office of Administrative Law in February 2007. In May 2007, California’s Insurance Commissioner submitted revised regulations that, in addition to reducing rates effective in 2010, would have increased financial and operating data, market conduct examinations and other regulatory requests by the California Department of Insurance (CDOI). In October 2007, subsequent to several title insurance industry meetings with the CDOI, the state’s Insurance Commissioner proposed to reduce the requirements of data and market conduct requests, delay the effective date to 2011, and eliminate the interim rate reduction previously submitted to the CDOI. These proposals are contingent upon the ongoing work of the title insurance industry with the CDOI to identify alternative methods of providing the additional data and reforming the existing rate structure. In June 2008, the CDOI released for public notice and comment revised regulations that place certain limits on payments by title insurance marketing representatives to agents and brokers, eliminate the interim rate reduction and the maximum rate formula, and substantially scale back the proposed financial data call on title insurance companies. The final regulations are expected to be filed by the end of 2008.
We cannot predict the outcome of proposed regulations. However, to the extent that rate decreases are mandated in the future, the outcome could materially affect our consolidated financial condition or results of operations.
We are also subject to other administrative actions and inquiries into our conduct of business in certain of the states in which we operate. While we cannot predict the outcome of these matters, we believe that we have adequately reserved for these matters and that the outcome will not materially affect our consolidated financial condition or results of operations.
In February 2008, an antitrust class action was filed in the United States District Court for the Eastern District of New York against Stewart Title Insurance Company, Monroe Title Insurance Corporation, Stewart Information Services Corporation (SISCO), several other unaffiliated title insurance companies, and the Title Insurance Rate Service Association, Inc. (TIRSA). The complaint alleges that the defendants violated Section 1 of the Sherman Act by collectively filing proposed rates for title insurance in New York through TIRSA, a state-authorized and licensed rate service organization.
Complaints were subsequently filed in the federal district courts for the Eastern and Southern Districts of New York and federal district courts in Pennsylvania, New Jersey, Ohio, Florida, Massachusetts, Arkansas, California, Washington, West Virginia, and Texas. All of the complaints make similar allegations, except that certain of the complaints also allege violations of various state consumer protection laws. The complaints generally request treble damages in an unspecified amount, declaratory and injunctive relief, and attorneys’ fees. At least 73 such complaints are currently pending, each of which names SISCO and/or one or more of its affiliates as a defendant. Although we cannot predict the outcome of these actions, we intend to vigorously defend ourselves against the allegations and do not believe that the outcome will materially affect our consolidated financial condition or results of operations.
Item 1A. Risk Factors
There have been no changes during the quarter ended June 30, 2008 to our risk factors as listed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Item 4. Submission of Matters to a Vote of Security Holders
(a)	Our Annual Meeting of Stockholders was held on May 9, 2008 for the purpose of electing our Board of Directors.

(b)	Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, and there was no solicitation in opposition to management’s solicitations. All of our nominees were elected.

(c)	Stockholder votes with respect to the election of directors at our Annual Meeting were as follows:
(i)	Directors elected by Common stockholders:

	Number of shares voted:
	For	Against/withheld
Robert L. Clarke	15,004,747	823,074
Nita B. Hanks	14,591,117	1,236,704
Dr. E. Douglas Hodo	14,592,241	1,235,580
Laurie C. Moore	15,005,051	822,770
Dr. W. Arthur Porter	15,126,713	701,108
(ii) Directors elected by Class B Common stockholders:
	Number of shares voted:
	For	Against/withheld
Max Crisp	1,050,012	—
Paul W. Hobby	1,050,012	—
Malcolm S. Morris	1,050,012	—
Stewart Morris, Jr.	1,050,012	—
There were no broker non-votes with respect to the election of directors.
Item 5. Other Information
We had a book value per share of $38.30 and $41.82 at June 30, 2008 and December 31, 2007, respectively. At June 30, 2008, our book value per share was based on approximately $695.0 million in stockholders’ equity and 18,145,998 shares of Common and Class B Common Stock outstanding. At December 31, 2007, our book value per share was based on approximately $754.1 million in stockholders’ equity and 18,031,110 shares of Common and Class B Common Stock outstanding.
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

August 4, 2008
Date
Stewart Information Services Corporation

Registrant

	By:	/s/ Max Crisp

Max Crisp, Executive Vice President and Chief Financial Officer, Secretary, Treasurer, Principal Financial Officer and Director

INDEX TO EXHIBITS

Exhibit
3.1	-	Certificate of Incorporation of the Registrant, as amended March 19, 2001 (incorporated by reference in this report from Exhibit 3.1 of the Annual Report on Form 10-K for the year ended December 31, 2000)

3.2	-	By-Laws of the Registrant, as amended March 13, 2000 (incorporated by reference in this report from Exhibit 3.2 of the Annual Report on Form 10-K for the year ended December 31, 2000)

4.1	-	Rights of Common and Class B Common Stockholders (incorporated by reference to Exhibits 3.1 and 3.2 hereto)

10.1*	-	Summary of agreements as to payments of bonuses to executive officers

10.2	-	Stewart Information Services Corporation 2008 Strategic Incentive Pool Plan (incorporated by reference in this report from Exhibit 10.2 to Stewart Information Services Corporation’s current report on Form 8-K, dated May 14, 2008 and filed with the SEC on May 14, 2008)

10.3	-	Stewart Information Services Corporation’s Stewart Salary Deferral Plan for the fiscal year ended December 31, 2007 (incorporated by reference in this report from Exhibit 10.3 to Stewart Information Services Corporation’s current report on Form 11-K, dated June 16, 2008 and filed with the SEC on June 16, 2008)

31.1*	-	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	-	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3*	-	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	-	Certification of Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	-	Certification of Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3*	-	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	-	Details of investments

*	Filed herewith