Form 10-Q
period 2008-09-30
STEWART INFORMATION SERVICES CORP
filed 2008-11-06
CIK 94344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
On October 31, 2008, the following shares of each of the issuer’s classes of common stock were outstanding:

Common	17,104,805
Class B Common	1,050,012

FORM 10-Q QUARTERLY REPORT
QUARTER ENDED SEPTEMBER 30, 2008

Item	Page

PART I — FINANCIAL INFORMATION

1. Financial Statements	1

2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

3. Quantitative and Qualitative Disclosures About Market Risk	21

4. Controls and Procedures	21

PART II — OTHER INFORMATION

1. Legal Proceedings	22

1A. Risk Factors	23

5. Other Information	23

6. Exhibits	23

Signature	24
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 31.3
EXHIBIT 32.1
EXHIBIT 32.2
EXHIBIT 32.3
EXHIBIT 99.1
As used in this report, “we,” “us,” “our,” the “Company” and “Stewart” mean Stewart Information Services Corporation and our subsidiaries, unless the context indicates otherwise.

STEWART INFORMATION SERVICES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENSIVE LOSS

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPT 30	SEPT 30	SEPT 30	SEPT 30
	2008	2007	2008	2007
		($000 omitted)
Revenues
Title insurance:
Direct operations	176,381	234,161	557,655	734,203
Agency operations	208,558	235,621	613,124	784,309

Real estate information	9,110	16,510	35,128	49,540
Investment income	7,015	8,800	22,551	27,018
Investment and other (losses) gains — net	(5,832)	6,826	(10,541)	11,950

	395,232	501,918	1,217,917	1,607,020

Expenses
Amounts retained by agencies	169,333	189,596	499,457	634,738
Employee costs	140,006	170,422	438,045	526,310
Other operating expenses	86,108	103,245	259,355	302,129
Title losses and related claims	29,644	46,642	108,961	113,618
Depreciation and amortization	8,360	10,403	26,401	30,437
Impairment of other assets	—	—	6,011	—
Interest	1,433	1,512	4,369	5,054

	434,884	521,820	1,342,599	1,612,286

Loss before taxes and minority interests	(39,652)	(19,902)	(124,682)	(5,266)
Income tax benefit	(11,269)	(9,162)	(45,556)	(6,241)
Minority interests	1,592	3,530	4,730	9,883

Net loss	(29,975)	(14,270)	(83,856)	(8,908)

Other comprehensive (loss) earnings, net of taxes of ($5,563), $3,963, ($9,600) and $4,258	(10,331)	7,360	(17,827)	7,907

Comprehensive loss	(40,306)	(6,910)	(101,683)	(1,001)

Basic and diluted loss per share:
Net loss per share	(1.66)	(0.79)	(4.64)	(0.49)

Average shares outstanding	18,109	18,114	18,082	18,206

See notes to condensed consolidated financial statements.

STEWART INFORMATION SERVICES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	SEPT 30	DEC 31
	2008	2007
	($000 omitted)
Assets
Cash and cash equivalents	53,464	78,797
Cash and cash equivalents — statutory reserve funds	145,697	30,442

Total cash and cash equivalents	199,161	109,239

Short-term investments	54,735	79,780
Investments — statutory reserve funds	344,655	518,586
Investments — other	75,730	98,511
Receivables — premiums from agencies	35,903	48,040
Receivables — income taxes	48,806	38,084
Receivables — other	58,514	55,251
Allowance for uncollectible amounts	(13,994)	(11,613)
Property and equipment — net	87,165	96,457
Title plants	78,873	78,245
Goodwill	210,033	208,824
Intangible assets — net	11,999	17,157
Other assets	122,477	105,413
Investments — pledged	230,250	—

	1,544,307	1,441,974

Liabilities
Notes payable	146,811	108,714
Line of credit	188,050	—
Accounts payable and accrued liabilities	92,933	122,167
Estimated title losses	447,078	441,324

	874,872	672,205
Contingent liabilities and commitments

Minority interests	14,259	15,710

Stockholders’ equity
Common and Class B Common Stock and additional paid-in capital	143,996	141,196
Retained earnings	513,262	597,118
Accumulated other comprehensive earnings	2,015	19,842
Treasury stock — 330,407 Common shares	(4,097)	(4,097)

Total stockholders’ equity (18,154,817 and 18,031,110 shares outstanding)	655,176	754,059

	1,544,307	1,441,974

See notes to condensed consolidated financial statements.

STEWART INFORMATION SERVICES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED
	SEPT 30	SEPT 30
	2008	2007
	($000 omitted)
Reconciliation of net loss to cash (used) provided by operating activities:
Net loss	(83,856)	(8,908)
Add (deduct):
Depreciation and amortization	26,401	30,437
Impairment of other assets	6,011	—
Other-than-temporary impairment of investments	2,647	—
Net earnings from equity investees	(1,108)	(2,543)
Dividends received from equity investees	1,918	3,410
Realized investment and other losses (gains) — net	7,894	(11,950)
Minority interests	4,730	9,883
(Increase) decrease in receivables — net	(5,503)	3,517
Decrease (increase) in other assets — net	6,316	(7,123)
Decrease in payables and accrued liabilities — net	(15,844)	(29,569)
Provisions for title losses in excess of payments	8,690	35,670
Deferred income tax benefit	(34,561)	(9,695)
Other — net	4,559	1,681

Cash (used) provided by operating activities	(71,706)	14,810

Investing activities:
Purchases of investments available-for-sale	(410,934)	(294,447)
Proceeds from investments available-for-sale matured and sold	602,975	316,593
Purchases of investments — pledged	(241,525)	—
Increases in notes receivable	(945)	(10,870)
Collections on notes receivable	4,564	1,340
Purchases of property and equipment, title plants and real estate — net	(13,690)	(32,542)
Cash paid for acquisitions of subsidiaries — net (see below)	(514)	(9,664)
Cash paid for cost-basis investments, equity investees and related intangibles — net	(1,493)	(2,410)
Cash received for sale of real estate	333	4,971

Cash used by investing activities	(61,229)	(27,029)

Financing activities:
Proceeds from line of credit	199,325	—
Proceeds from notes payable	45,756	18,116
Payments on notes payable	(13,898)	(16,903)
Distributions to minority interests	(6,142)	(10,891)
Stock purchases	—	(9,472)
Proceeds from exercises of stock options	569	433

Cash provided (used) by financing activities	225,610	(18,717)

Effect of changes in foreign currency exchange rates	(2,753)	6,898

Increase (decrease) in cash and cash equivalents	89,922	(24,038)

Cash and cash equivalents at beginning of period	109,239	136,137

Cash and cash equivalents at end of period	199,161	112,099

Supplemental information:
Assets acquired:
Goodwill	1,178	12,848
Investments	—	981
Property and equipment	—	1,107
Title plants	—	4,056
Intangible assets	—	550
Other — net	189	703
Liabilities assumed	—	(5,477)

Debt issued	(853)	(5,104)

Cash paid for acquisitions of subsidiaries — net	514	9,664

See notes to condensed consolidated financial statements.

STEWART INFORMATION SERVICES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1
Interim financial statements. The financial information contained in this report for the three and nine months ended September 30, 2008 and 2007, and as of September 30, 2008, is unaudited. This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
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
B. Reclassifications. Certain amounts in the 2007 interim financial statements have been reclassified for comparative purposes. Net loss and stockholders’ equity, as previously reported, were not affected.
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
NOTE 2
New significant accounting pronouncements. In May 2008, SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts — an interpretation of FASB Statement No. 60,” was issued. SFAS 163 requires that insurance enterprises recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. SFAS 163 also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. SFAS 163 is effective January 1, 2009, except for disclosures relating to risk-management activities of the insurance enterprise, which are effective for the first period beginning after issuance. The Company does not believe the adoption of SFAS 163 will have a material effect on its consolidated financial statements.
In May 2008, SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” was issued. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 is effective 60 days following the SEC’s approval of the PCAOB’s amendments to AU §411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not believe the adoption of SFAS 162 will have a material effect on its consolidated financial statements.

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
In December 2007, SFAS No. 141(R), “Business Combinations,” was issued. SFAS 141(R) establishes principles and requirements for the financial statement recognition and measurement of identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree. SFAS 141(R) also establishes the recognition and measurement of goodwill acquired in the business combination or gain from a bargain purchase and determines the financial statement disclosures related to the nature and financial effects of the business combination.
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

At September 30, 2008, financial instruments measured at fair value on a recurring basis are summarized below:

				Fair value
	Level 1	Level 2	Level 3	measurements
		($000 omitted)
Short-term investments	54,735	—	—	54,735
Investments available-for-sale	162,397	239,603	18,385	420,385
Investments — pledged	—	—	230,250	230,250
Line of credit	—	—	(188,050)	(188,050)

	217,132	239,603	60,585	517,320

At September 30, 2008, Level 1 financial instruments consist of short-term investments, U.S. and foreign government bonds and equity securities. Level 2 financial instruments consist of municipal and corporate bonds. Level 3 financial instruments consist of auction rate securities and a line of credit.
Level 3 financial instruments are summarized below:

	Investments	Investments –
	available-for-sale	pledged	Line of credit
		($000 omitted)
December 31, 2007	—	—	—
Purchased	28,693	241,525	(199,325)
Sold	(19,600)	—	—
Transfers	9,450	—	—
Unrealized (loss) gain	(158)	(11,275)	11,275

September 30, 2008	18,385	230,250	(188,050)

Effective January 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which provides entities the option to measure many financial instruments and certain other items at fair value. Entities that choose the fair value option will recognize in earnings, at each subsequent reporting date, any unrealized gains and losses on items for which the fair value option was elected. The Company has chosen to elect the fair value option for the line of credit, which it entered into in September 2008 in connection with the auction rate securities settlement discussed in Note 7.
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
There were no options granted during the nine months ended September 30, 2008 and 2007, and accordingly, no compensation expense has been reflected in the accompanying condensed consolidated financial statements.

A summary of the Company’s stock option plan follows:

		Weighted-
		average
		exercise
	Options	prices ($)
December 31, 2007	426,400	29.69
Granted	—	—
Exercised	(29,000)	18.81

September 30, 2008	397,400	30.48

At September 30, 2008, the weighted-average remaining contractual life of options outstanding was 4.7 years and the aggregate intrinsic value of dilutive options was $2.0 million. The aggregate intrinsic values of options exercised during the nine months ended September 30, 2008 and 2007 were $0.3 million and $0.6 million, respectively. The tax benefits of options exercised during the nine months ended September 30, 2008 and 2007 were not material.
During the nine months ended September 30, 2008, the Company granted 42,000 shares of restricted Common Stock, at a fair value of $1.2 million, which will vest on December 31, 2008. Compensation expense associated with restricted stock awards will be recognized over the vesting period and approximated $0.4 million and $0.9 million for the three and nine months ended September 30, 2008, respectively.
NOTE 5
Earnings per share. The Company’s basic earnings per share are calculated by dividing net loss by the weighted-average number of shares of Common Stock and Class B Common Stock outstanding during the reporting period.
To calculate diluted earnings per share, the number of shares determined above is increased by assuming the issuance of all dilutive shares during the same reporting period. The treasury stock method is used to calculate the additional number of shares. The only potentially dilutive effect on earnings per share for the Company relates to its stock option plan.
As the Company reported a net loss for the three and nine months ended September 30, 2008 and 2007, there were no calculations of diluted per share amounts.

NOTE 6
Segment information. The Company’s two reportable segments are title insurance-related services (Title) and real estate information (REI). Selected financial information related to these segments follows:

	Three months ended		Nine months ended
	Sept 30	Sept 30	Sept 30	Sept 30
	2008	2007	2008	2007
		($000 omitted)
Revenues:
Title (1)	386,573	485,408	1,182,361	1,554,257
REI (2)	8,659	16,510	35,556	52,763

	395,232	501,918	1,217,917	1,607,020

Intersegment revenues:
Title	108	221	394	309
REI	633	1,942	2,245	3,152

	741	2,163	2,639	3,461

Depreciation and amortization:
Title	7,649	9,603	24,452	28,296
REI	711	800	1,949	2,141

	8,360	10,403	26,401	30,437

(Loss) earnings before taxes and minority interests:
Title (1)	(35,118)	(19,976)	(112,425)	(8,170)
REI (2) (3)	(4,534)	74	(12,257)	2,904

	(39,652)	(19,902)	(124,682)	(5,266)

(1)	The three and nine months ended September 30, 2007 include a $5.6 million gain from the sale of real estate, which is included in investment and other (losses) gains — net in the condensed consolidated statements of operations and comprehensive loss. The real estate was owned by a consolidated subsidiary, which has significant minority interest shareholders. After considering the effects of minority interests and taxes, the sale of real estate resulted in a net after-tax gain of approximately $2.0 million for the three and nine months ended September 30, 2007.

(2)	The nine months ended September 30, 2008 and 2007 include pretax gains of $0.4 million and $3.2 million, respectively, from non-operating activities, which are included in investment and other (losses) gains — net in the condensed consolidated statements of operations and comprehensive loss.

(3)	The nine months ended September 30, 2008 include a pretax charge of $6.0 million relating to the impairment of internally developed software that we subsequently determined will not be deployed into production.

	Sept 30	Dec 31
	2008	2007
	($000 omitted)
Identifiable assets:
Title	1,253,941	1,369,649
REI (4)	290,366	72,325

	1,544,307	1,441,974

(4)	Identifiable assets at September 30, 2008 include $230.3 million in investments — pledged related to auction rate securities, which are used as security for a line of credit (see Note 7).

NOTE 7
Contingent liabilities and commitments. The Company has qualified intermediaries providing tax-deferred property exchange services to its customers. Proceeds from tax-deferred property exchanges are held in exchanger funds on behalf of customers until a qualifying exchange can occur, which resulted in a contingent liability to the Company of approximately $262.7 million at September 30, 2008 ($407.7 million and $763.9 million at June 30, 2008 and December 31, 2007, respectively). As required by federal income tax regulations, the Company takes legal title to these funds on behalf of the customer. However, due to the terms of these arrangements, these are considered to be the customers’ funds and, as is industry practice, are not included in the Company’s consolidated balance sheets. The Company is obligated to its customers for the disbursements of the exchanger funds pursuant to its customer agreements, and the Company is committed to fulfilling these obligations to its customers.
At September 30, 2008, after the execution of the line of credit agreement discussed below, the exchanger funds included approximately $121.4 million of auction rate securities (compared with $355.0 million at June 30, 2008). In October 2008, auction rate securities aggregating $20.4 million were redeemed resulting in a remaining balance of $101.0 million. These securities, purchased at par value, are comprised primarily of preferred stocks issued by closed-end mutual funds. All of these auction rate securities are rated AAA or AA.
Since mid February 2008, there has not been a normal market for auction rate securities, and the Company has not been able to sell its holdings as it normally would. The liquidity issue was caused by circumstances existing in the U.S. and global credit markets, which have been highly publicized. The Company believes that the absence of a normal market for auction rate securities has not materially affected the value or credit risk of the assets underlying the auction rate securities, and it continues to receive interest at contractually calculated rates.
The amount of the Company’s contingent liability and liquidity relating to exchanger funds fluctuates based on the level of transaction volume, redemptions of auction rate securities and the completion (or cancellation) of transactions.
The Company believes that liquidity in the exchanger funds, in addition to the availability of certain corporate assets, is adequate. When and as they occur, redemptions and conversions of auction rate securities would increase the liquidity of the exchanger accounts.
On September 30, 2008, the Company entered into a $241.5 million line of credit agreement with a bank from which the Company had acquired auction rate securities. The line of credit is a demand loan in an amount equal to the full par value of the auction rate securities that secure the loan. The line of credit was initially drawn on September 30, 2008 in the amount of $199.3 million and on October 1, 2008 in the remaining amount of $42.2 million. The proceeds drawn from the line of credit on September 30, 2008 were used to provide liquidity of $79.8 million to the exchanger funds with the remaining amount used to refund the Company for auction rate securities previously purchased from the exchanger funds. Proceeds drawn on October 1, 2008 were utilized to repay the Company for cash advances of $42.2 million.
Under the terms of the line of credit agreement, the lender’s sole source of funds to repay the amounts drawn on the line of credit is limited to the auction rate securities pledged as collateral on the loan. The lender may sell or liquidate the collateral at any time in which case the lender’s only recourse is to the proceeds of that sale or liquidation. The line of credit is structured such that there is no anticipated net cost to the Company (the interest charged on the line of credit is expected to be offset by the interest earned on the auction rate securities). The lender may pursue a deficiency if certain recourse events occur, including an interest payment default (but not a default in payment of principal), breach of a covenant or an event of bankruptcy or insolvency. The Company expects the line of credit to be repaid in full by June 2010 through the transfer of collateral (the auction rate securities) at par value under the line of credit agreement or potentially sooner pursuant to the lender’s settlement with state regulatory agencies.

As a result of the line of credit, the Company has recorded $241.5 million in auction rate securities on its consolidated balance sheet at September 30, 2008. These auction rate securities are currently classified as trading securities, and accordingly, any changes in the fair value of the securities are charged to earnings. For the three months ended September 30, 2008, an impairment charge of $11.2 million was recorded to investment income, which reduced the carrying value of the auction rate securities to $230.3 million. The Company has also elected to apply the fair value provisions of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” to the related line of credit agreement, including the unfunded commitment. As a result, the line of credit was also reduced to its fair value ($188.1 million), which was determined based on the value of the underlying collateral that will be utilized to satisfy the obligation, and an offsetting reduction (credit) totaling $11.2 million of the line of credit balance was recorded to investment income. These fair value adjustments resulted in no net impact in the consolidated statements of operations for the three and nine months ended September 30, 2008.
At September 30, 2008, the Company was contingently liable for guarantees of indebtedness owed primarily to banks and others by certain third parties. The guarantees relate to business expansion and expire no later than 2019. At September 30, 2008, the maximum potential future payments on the guarantees amounted to $7.1 million. Management believes that the related underlying assets and available collateral, primarily corporate stock and title plants, would enable the Company to recover amounts paid under the guarantees. The Company believes no provision for losses is needed since no loss is expected on these guarantees.
In the ordinary course of business, the Company guarantees the third-party indebtedness of certain of its consolidated subsidiaries. At September 30, 2008, the maximum potential future payments on the guarantees are not more than the related notes payable recorded in the condensed consolidated balance sheets. The Company also guarantees the indebtedness related to lease obligations of certain of its consolidated subsidiaries. The maximum future obligations arising from these lease-related guarantees are not more than the Company’s future minimum lease payments. In addition, at September 30, 2008, the Company had unused letters of credit amounting to $3.6 million primarily related to workers’ compensation coverage.
NOTE 8
Regulatory and legal developments. In January 2007, the California Insurance Commissioner filed a rate reduction order that would have reduced title insurance rates in California by 26% commencing in 2009. However, the Company believes that California law requires rates to be established competitively and not by administrative order. This rate reduction order was rejected by the California Office of Administrative Law in February 2007. In May 2007, California’s Insurance Commissioner submitted revised regulations that, in addition to reducing rates effective in 2010, would have increased financial and operating data, market conduct examinations and other regulatory requests by the California Department of Insurance (CDOI). In October 2007, subsequent to several title insurance industry meetings with the CDOI, the state’s Insurance Commissioner proposed to reduce the requirements of data and market conduct requests, delay the effective date to 2011, and eliminate the interim rate reduction previously submitted to the CDOI. These proposals are contingent upon the ongoing work of the title insurance industry with the CDOI to identify alternative methods of providing the additional data and reforming the existing rate structure. In June 2008, the CDOI released for public notice and comment revised regulations that place certain limits on payments by title insurance marketing representatives to agents and brokers, eliminate the interim rate reduction and the maximum rate formula, and substantially scale back the proposed financial data call on title insurance companies. The final regulations are expected to be filed by the end of 2008.
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
Complaints were subsequently filed in the federal district courts for the Eastern and Southern Districts of New York and federal district courts in Pennsylvania, New Jersey, Ohio, Florida, Massachusetts, Arkansas, California, Washington, West Virginia, and Texas. All of the complaints make similar allegations, except that certain of the complaints also allege violations of RESPA statutes and various state consumer protection laws. The complaints generally request treble damages in an unspecified amount, declaratory and injunctive relief, and attorneys’ fees. At least 77 such complaints are currently pending, each of which names SISCO and/or one or more of its affiliates as a defendant. Although the Company cannot predict the outcome of these actions, it intends to vigorously defend itself against the allegations and does not believe that the outcome will materially affect its consolidated financial condition or results of operations.
The Company is also subject to lawsuits incidental to its business, most of which involve disputed policy claims. In many of these lawsuits, the plaintiff seeks exemplary or treble damages in excess of policy limits based on the alleged malfeasance of an issuing agency. The Company does not expect that any of these proceedings will have a material adverse effect on its consolidated financial condition or results of operations. Additionally, the Company has received various other inquiries from governmental regulators concerning practices in the insurance industry. Many of these practices do not concern title insurance and the Company does not anticipate that the outcome of these inquiries will materially affect its consolidated financial condition or results of operations. Along with the other major title insurance companies, the Company is party to a number of class action lawsuits concerning the title insurance industry and believes that it has adequate reserves for these contingencies and that the likely resolution of these matters will not materially affect its consolidated financial condition or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s overview. We incurred a net loss of $83.9 million for the nine months ended September 30, 2008 compared with a net loss of $8.9 million for the same period in 2007. On a diluted per share basis, our net loss was $4.64 for the first nine months of 2008 compared with a net loss of $0.49 for the first nine months of 2007. Revenues for the first nine months of 2008 decreased 24.2% to $1.2 billion from $1.6 billion for the same period last year.
Issues in the credit markets intensified significantly during the third quarter of 2008, which resulted in a severe tightening of available credit. Residential building permits on an annualized basis have fallen to the lowest level since prior to 1980. Existing home sales were 7.7% less on a seasonally adjusted annualized basis in the third quarter of 2008 when compared with the same period in 2007. This is a direct result of oversupply, foreclosures, declining prices, economic uncertainty and more stringent loan underwriting standards, in spite of lower interest rates. Commercial transactions have also been negatively impacted as a result of the financial market tightening and limited lending due to more stringent underwriting standards. Our international operations remained profitable for the third quarter and year-to-date periods, somewhat offsetting the loss in our U.S. residential operations. In addition, our overall results for the third quarter and year-to-date 2008 reflect the benefits of our ongoing cost reduction initiatives.
We continue to aggressively cut operations that show continuing losses and unacceptable risk exposure. We have also canceled 1,750 independent agencies since June 1, 2008. The agencies being canceled are relatively minor to our total revenues although they represent a sizeable portion of our claims and management-related expenses. These cancellations are being accompanied by significant staff and overhead expense reductions within our underwriting companies.
Industry experts expect the downturn in the real estate and related lending markets to continue through mid-2009. Therefore, we expect that our consolidated financial condition and results of operations will continue to be subject to adverse market conditions.
Critical accounting estimates. Actual results can differ from our accounting estimates. While we do not anticipate significant changes in our estimates, there is a risk that such changes could have a material impact on our consolidated financial condition or results of operations for future periods.
Title loss reserves
Our most critical accounting estimate is providing for title loss reserves. Our liability for estimated title losses at September 30, 2008 comprises both known claims ($121.9 million) and our estimate of claims that may be reported in the future ($325.2 million). The amount of the reserve represents the aggregate future payments (net of recoveries) that we expect to incur on policy and escrow losses and in costs to settle claims.
We base our estimates on reported claims, historical loss payment experience, title industry averages and the current legal and economic environment. In making estimates, we use moving-average ratios of recent actual policy loss payment experience (net of recoveries) to premium revenues.
Provisions for title losses, as a percentage of title operating revenues, were 9.3% and 7.5% for the nine months ended September 30, 2008 and 2007, respectively. Actual loss payment experience, including the impact of large losses, is the primary reason for increases or decreases in our loss provision. A change of 100 basis points in this percentage, a reasonably likely scenario based on our historical loss experience, would have changed our provision for title losses and pretax loss approximately $11.7 million for the nine months ended September 30, 2008.
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
Our accruals for revenues on unreported policies from agencies were not material to our consolidated assets or stockholders’ equity at September 30, 2008 and December 31, 2007. The differences between the amounts our agencies have subsequently reported to us compared to our estimated accruals are substantially offset by any differences arising from prior years’ accruals and have been immaterial to consolidated assets and stockholders’ equity during each of the three prior years. We believe our process provides the most reliable estimate of the unreported revenues on policies and appropriately reflects the trends in agency policy activity.
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
In the second quarter of 2008, our REI segment incurred an impairment charge of $6.0 million relating to its internally developed software that we subsequently determined will not be deployed into production. There were no other material impairment charges for goodwill or other long-lived assets during the nine months ended September 30, 2008 or 2007.
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
RESULTS OF OPERATIONS
Comparisons of our results of operations for the three and nine months ended September 30, 2008 with the three and nine months ended September 30, 2007 follow. Factors contributing to fluctuations in our results of operations are presented in the order of their monetary significance and we have quantified, when necessary, significant changes. Results from our REI segment are included in our discussions regarding the three and nine months ended September 30, 2008 as those amounts are immaterial in relation to consolidated totals. Where relevant, we have discussed our REI segment’s results separately.
Our statements on home sales and loan activity are based on published industry data from sources including Fannie Mae, the National Association of Realtors®, the Mortgage Bankers Association and Freddie Mac. We also use information from our direct operations.
Operating environment. Sales of new homes decreased 33.1% for the nine months ended September 30, 2008 compared with the same period in 2007. September 2008 existing home sales increased 1.4% to a seasonally adjusted annual rate of 5.18 million versus 5.11 million a year earlier. In addition, existing home prices have fallen 9.0% since September 2007. One-to-four family residential lending declined 23.8%, from an estimated $1.96 trillion in the first nine months of 2007 to $1.50 trillion in the first nine months of 2008. The decline in lending volume was primarily a result of decreasing home sales, lower home prices and reduced financing activity primarily due to more stringent loan underwriting standards. However, mortgage interest rates averaged 28 basis points lower for the first nine months of 2008 compared with the same period in 2007.
The Mortgage Bankers Association reported that commercial and multifamily mortgage loan originations and property sales nationwide declined 63.0% and 68.0%, respectively, during the first six months of 2008 (latest available information) compared with the first six months of 2007. Industry experts expect the downturn in the real estate and related lending markets to continue through mid-2009. Therefore, our consolidated financial condition and results of operations will continue to be subject to adverse market conditions.

Nine months ended September 30, 2008 compared with nine months ended September 30, 2007
Title revenues. Our revenues from direct operations decreased $176.5 million, or 24.0%, in the first nine months of 2008 compared with the first nine months of 2007. The largest revenue decreases were in California, Texas and New York, partially offset by an increase in New Jersey.
Revenues from commercial and other large transactions, which are included within direct operations, decreased $32.1 million, or 25.6%, in the first nine months of 2008 from prior-year levels, which was less than the overall decline in the nationwide commercial market, as noted above. Commercial revenues represented 16.7% and 17.1% of direct title premium revenues for the nine months ended September 30, 2008 and 2007, respectively.
Our order levels for the first nine months of 2008 compared with the first nine months of 2007 decreased 22.4% as a result of a significant decrease in home sales and reduced financing activity relating primarily to tightening of mortgage lending practices and constrictions in the credit markets.
The number of direct closings we handled decreased 23.4% in the first nine months of 2008 compared with the first nine months of 2007. The average revenue per closing in the first nine months of 2008 was comparable to that of the first nine months of 2007.
Revenues from agencies decreased $171.2 million, or 21.8%, for the nine months ended September 30, 2008 compared with the nine months ended September 30, 2007. This decrease was due to the overall decline in business related to current market conditions, which resulted in a reduction in home sales and home prices in most markets. The largest decreases in revenues were in Florida, New York, Maryland and Pennsylvania, partially offset by increases in Ohio and Massachusetts.
REI revenues. Real estate information operating revenues were $35.1 million and $49.5 million in the first nine months of 2008 and 2007, respectively. The decrease of 29.1% from 2007 resulted primarily from the reduction in residential lending volume, which impacts our real estate-related transactions, and the reduction in number of Section 1031 tax-deferred property exchanges caused by the continued decline in the real estate markets.
In January 2007, we sold our mapping and aerial photography businesses. We recorded a pretax gain of $3.2 million from the sale of these subsidiaries, which is in investment and other (losses) gains — net in our consolidated statements of operations and comprehensive loss. The impact of the sale was not material to our consolidated financial condition, results of operations or cash flows.
Investments. Investment income decreased $4.5 million, or 16.5%, for the first nine months of 2008 compared with the first nine months of 2007 due to decreases in average invested balances and yields. Certain investment gains and losses, which are included in our results of operations in investment and other (losses) gains — net, were realized as part of the ongoing management of our investment portfolio for the purpose of improving performance.
Investment and other (losses) gains — net includes the sale of investment securities, as well as the disposition of other assets. We incurred a net realized investment loss of $10.5 million for the first nine months of 2008, which was a $22.5 million decrease from the first nine months of 2007. This decrease was primarily the result of charges totaling $4.4 million for office closures, $3.7 million for the write down of equity and cost-basis investments and $2.6 million for an impairment of equity securities held for investment.
The nine months ended September 30, 2007 include a $5.6 million gain from the sale of real estate (in addition to the gain on sale of subsidiaries noted above), which is included in our results of operations in investment and other gains — net. The real estate was owned by a consolidated subsidiary, which has significant minority interest shareholders. After considering the effects of minority interests and taxes, the sale of real estate resulted in a net gain of approximately $2.0 million for the three months ended September 30, 2007.

Retention by agencies. The amounts retained by title agencies, as a percentage of revenues generated by them, were 81.5% and 80.9% in the first nine months of 2008 and 2007, respectively. Amounts retained by title agencies are based on agreements between agencies and our underwriters. This retention percentage may vary from year-to-year due to the geographical mix of agency operations, the volume of title revenues and, in some states, laws or regulations.
Employee costs. Our employee costs and certain other operating expenses are sensitive to inflation. Employee costs for the combined business segments decreased $88.3 million, or 16.8%, to $438.0 million for the nine months ended September 30, 2008 from $526.3 million for the nine months ended September 30, 2007. We reduced our employee count company-wide by 1,300, or 15.2%, during the first nine months of 2008, which brings our total reduction to 2,900 employees, or 29.3%, since the beginning of 2007. The decline in employee costs for the first nine months of 2008 was due to the closure of 110 unprofitable branch and office locations and other cost reduction efforts.
In our REI segment, employee costs for the first nine months of 2008 decreased $8.8 million, or 23.9%, from the same period in 2007, which is consistent with the decrease in this segment’s businesses.
Other operating expenses. Most of our operating expenses are fixed in nature, although some follow, to varying degrees, the changes in transaction volume and revenues. Other operating expenses decreased $42.8 million, or 14.2%, in the first nine months of 2008 compared with the first nine months of 2007 primarily due to the overall decrease in our operations. This expense decline includes a reduction in outside search fees, business promotion, premium taxes due to the decline in our revenues, certain REI expenses, rent, including other occupancy costs, and office supplies. These decreases were offset somewhat by increases in insurance and bad debt expenses. Other operating expenses also include travel, telephone, attorneys’ fees, delivery fees, title plant expenses, auto expenses and reinsurance.
Title losses. Provisions for title losses, as a percentage of title operating revenues, were 9.3% and 7.5% for the first nine months of 2008 and 2007, respectively. An increase in loss payment experience for recent policy years resulted in an increase in our loss ratio in 2008. The first nine months of 2008 also include additions to our reserves of $14.0 million for prior policy years and $28.2 million relating to large title claims and agency defalcations. These additions were offset by a reduction in title losses due to recoveries recorded of $10.0 million from claims we filed against our fidelity bond. The first nine months of 2007 include additions to title loss reserves of $13.4 million relating to large title claims and reserve adjustments totaling $11.1 million relating to 2007 and earlier prior year policies.
Impairment of other assets. In June 2008, our REI segment incurred an impairment charge of $6.0 million relating to its internally developed software that we subsequently determined will not be deployed into production.
Income taxes. Our effective tax rates, based on losses before taxes and after deducting minority interests (losses of $129.4 million and $15.1 million for the nine months ended September 30, 2008 and 2007, respectively), were 35.2% and 41.2% for the first nine months of 2008 and 2007, respectively. Our effective income tax rate fluctuates due to the level of our operating losses compared with our significant permanent differences, such as tax-exempt interest, which remain relatively fixed in amount, and ratio of earnings from our international operations compared with our consolidated U.S. operating losses. Our estimated effective tax rate for 2008 is 35.2% and our annual effective tax rate was 37.3% for 2007.
Three months ended September 30, 2008 compared with three months ended September 30, 2007
Title revenues. Our revenues from direct operations were $57.8 million, or 24.7%, lower in the third quarter of 2008 compared with the third quarter of 2007. The largest revenue decreases were in California, Texas and Washington.

Revenues from commercial and other large transactions decreased $13.7 million, or 36.8%, in the third quarter of 2008 compared with the same period in the prior year. Commercial revenues represented 13.3% and 15.9% of direct title premium revenues for the three months ended September 30, 2008 and 2007, respectively.
Our order levels for the third quarter of 2008 compared with the third quarter of 2007 decreased 26.9% as a result of a significant decrease in home sales and reduced financing activity relating primarily to tightening of mortgage lending practices and constrictions in the credit markets.
The number of direct closings we handled in the third quarter of 2008 compared with the third quarter of 2007 decreased 26.8%. The average revenue per closing in the third quarter of 2008 was comparable to that of the third quarter 2007.
Revenues from agencies were $27.1 million, or 11.5%, lower for the quarter ended September 30, 2008 compared with the quarter ended September 30, 2007. This decrease was due to the overall decline in business related to current market conditions resulting in a reduction in home sales and home prices in most markets. The largest decreases were in Florida, New Jersey and New York, partially offset by an increase in California.
REI revenues. Real estate information operating revenues were $9.1 million and $16.5 million for the third quarters of 2008 and 2007, respectively. The 44.8% decrease from 2007 resulted primarily from the reduction in residential lending volume, which impacts our real estate-related transactions, and in the number of Section 1031 tax-deferred property exchanges caused by the continued decline in the real estate markets.
Investments. Investment income decreased $1.8 million, or 20.3%, for the three months ended September 30, 2008 compared with the three months ended September 30, 2007 due to decreases in average invested balances. Certain investment gains and losses, which are included in our results of operations in investment and other (losses) gains — net, were realized as part of the ongoing management of our investment portfolio for the purpose of improving performance.
We incurred a net realized investment loss of $5.8 million for the third quarter of 2008, which was a $12.7 million decrease from the third quarter of 2007. This decrease was primarily the result of charges aggregating $2.4 million relating to office closures and a $2.6 million charge for other-than-temporary impairment of investments.
The three months ended September 30, 2007 include a $5.6 million gain from the sale of real estate, which is included in our results of operations in investment and other (losses) gains — net. The real estate was owned by a consolidated subsidiary, which has significant minority interest shareholders. After considering the effects of minority interests and taxes, the sale of real estate resulted in a net gain of approximately $2.0 million for the three months ended September 30, 2007.
Retention by agencies. The amounts retained by title agencies, as a percentage of revenues generated by them, were 81.2% and 80.5% in the third quarters of 2008 and 2007, respectively. Amounts retained by title agencies are based on agreements between agencies and our underwriters. This retention percentage may vary from year-to-year due to the geographical mix of agency operations, the volume of title revenues and, in some states, laws or regulations.
Employee costs. Our employee costs and certain other operating expenses are sensitive to inflation. Employee costs for the combined business segments decreased $30.4 million, or 17.8%, to $140.0 million for the three months ended September 30, 2008 from $170.4 million for the three months ended September 30, 2007. We reduced our employee count company-wide by 470 employees during the third quarter of 2008 as a result of the closure of 40 unprofitable branch and office locations and other cost reduction efforts taken by us.
In our REI segment, total employee costs for the third quarter of 2008 decreased $2.6 million, or 23.0%, from the same period in 2007, which is consistent with the decrease in this segment’s businesses.

Other operating expenses. Most of our operating expenses are fixed in nature, although some follow, to varying degrees, the changes in transaction volume and revenues. Other operating expenses decreased $17.1 million, or 16.6%, in the third quarter of 2008 compared with the third quarter of 2007 primarily due to the overall decrease in our operations. This expense decline includes a reduction in business promotion, technology costs, rent, including other occupancy, certain REI expenses, office supplies, premium taxes and travel, partially offset by an increase in insurance. Other operating expenses also include title plant expenses, outside searches, delivery, telephone and auto expenses.
Title losses. Provisions for title losses, as a percentage of title operating revenues, were 7.7% and 9.9% in the third quarters of 2008 and 2007, respectively. The quarter ended September 30, 2008 includes $10.5 million for loss reserves relating to large title claims and a $2.0 million charge to reserves relating to prior policy years. These increases were offset by a reduction in title losses due to recoveries recorded of $10.0 million from claims we filed against our fidelity bond. The quarter ended September 30, 2007 includes charges of $6.0 million relating to large title claims and $11.1 million relating to current and prior year policies.
Income taxes. Our effective tax rates, based on earnings before taxes and after deducting minority interests (losses of $41.2 million and $23.4 million for the three months ended September 30, 2008 and 2007, respectively), were 27.3% and 39.1% for the quarters ended September 30, 2008 and 2007, respectively. Our effective income tax rate fluctuates due to the level of our operating losses compared with our significant permanent differences, such as tax-exempt interest, which remain relatively fixed in amount and the ratio of earnings from our international operations compared with our consolidated U.S. operating losses. Our estimated effective tax rate for 2008 is 35.2% and our annual effective tax rate was 37.3% for 2007.
Liquidity. Cash used by operations was $71.7 million for the first nine months of 2008 compared with cash provided by operations of $14.8 million for the first nine months of 2007. The decline in 2008 was due primarily to the increase in our net loss and the increase in payments of title claims. On an ongoing basis, we believe our cash generated by operations, supplemented as needed by borrowings for operations, will continue to be the primary sources of financing for additions to property and equipment, dividends to stockholders and other requirements. We believe our current availability of cash and unrestricted investments is sufficient to meet these future cash needs.
The most significant non-operating source of cash in the first nine months of 2008 and 2007 was from the proceeds of investments matured and sold in the amounts of $603.0 million and $316.6 million, respectively. In the first nine months of 2008 and 2007, we used cash to purchase $410.9 million and $294.4 million of investments, respectively.
Unrealized gains and losses on investments available-for-sale, net of taxes, are reported in accumulated other comprehensive earnings, a component of stockholders’ equity, until realized. During the first nine months of 2008, unrealized investment losses increased our comprehensive loss $12.5 million, net of taxes, but increased comprehensive earnings $1.0 million, net of taxes, during the first nine months of 2007. The 2008 unrealized investment losses were related to temporary declines in market values of equity investments and changes in bond values caused by interest rate fluctuations. The 2007 unrealized investment gains were primarily related to changes in bond values caused by interest rate decreases.
Foreign currency exchange rates, primarily related to our Canadian operations, increased comprehensive loss by $5.3 million, net of taxes, for the nine months ended September 30, 2008 and increased comprehensive earnings by $6.9 million, net of taxes, for the nine months ended September 30, 2007.
During the first nine months of 2008, incremental investments in affiliates resulted in additions to goodwill of $1.2 million. During the first nine months of 2007, acquisitions resulted in additions to goodwill of $12.8 million.

A substantial majority of our consolidated cash and investments at September 30, 2008 was held by Stewart Title Guaranty Company (Guaranty) and its subsidiaries. The use and investment of these funds, dividends to us and cash transfers between Guaranty and its subsidiaries and us are subject to certain legal restrictions. See Notes 2 and 3 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007.
During 2008, we also purchased $241.5 million of investments from our exchanger funds (see Note 7 to condensed consolidated financial statements). In connection with these purchases, we drew $199.3 million of funds on September 30, 2008 under the related line of credit (and an additional $42.2 million on October 1, 2008). Under the terms of the line of credit, these borrowings are expected to be repaid from investments — pledged and are not expected to result in any future cash payments by us.
Our liquidity at September 30, 2008, excluding Guaranty and its subsidiaries, consisted of cash and short-term investments aggregating $13.3 million and short-term liabilities of $5.3 million. We know of no commitments or uncertainties that are likely to materially affect our ability to fund cash needs, except as discussed below in contingent liabilities and commitments.
Loss reserves. Our title loss reserves are fully funded, segregated and invested in high-quality securities, short-term investments and cash, as required by the insurance regulators of the states in which our underwriters are domiciled. At September 30, 2008, these investments and cash aggregated $598.7 million and our estimated title loss reserves were $447.1 million.
Historically, our operating cash flow has been sufficient to pay all title policy losses. Combining our expected annual cash generated by operations with investments maturing in less than one year, we do not expect future loss payments to create a liquidity problem for us. Beyond providing funds for loss payments, we manage the maturities of our investment portfolio to provide safety of capital, improve earnings and mitigate interest rate risks.
Contingent liabilities and commitments. We have qualified intermediaries providing tax-deferred property exchange services to our customers. Proceeds from tax-deferred property exchanges are held in exchanger funds on behalf of our customers until a qualifying exchange can occur, which resulted in a contingent liability to us of approximately $262.7 million at September 30, 2008 ($407.7 million and $763.9 million at June 30, 2008 and December 31, 2007, respectively). As required by federal income tax regulations, we take legal title to these funds on behalf of the customer. However, due to the terms of these arrangements, these are considered to be our customers’ funds and, as is industry practice, are not included in our consolidated balance sheets. We are obligated to our customers for the disbursements of the exchanger funds pursuant to our customer agreements, and we are committed to fulfilling these obligations to our customers.
At September 30, 2008, after the execution of the line of credit agreement discussed below, the exchanger funds included approximately $121.4 million of auction rate securities (compared with $355.0 million at June 30, 2008). In October 2008, auction rate securities aggregating $20.4 million were redeemed resulting in a remaining balance of $101.0 million. These securities, purchased at par value, are comprised primarily of preferred stocks issued by closed-end mutual funds. All of these auction rate securities are rated AAA or AA.
Since mid February 2008, there has not been a normal market for auction rate securities, and we have not been able to sell our holdings as we normally would. The liquidity issue was caused by circumstances existing in the U.S. and global credit markets, which have been highly publicized. We believe that the absence of a normal market for auction rate securities has not materially affected the value or credit risk of the assets underlying the auction rate securities, and we continue to receive interest at contractually calculated rates.
The amount of our contingent liability and liquidity relating to exchanger funds fluctuates based on the level of transaction volume, redemptions of auction rate securities and the completion (or cancellation) of transactions.

We believe that liquidity in the exchanger funds, in addition to the availability of certain corporate assets, is adequate. When and as they occur, redemptions and conversions of auction rate securities would increase the liquidity of the exchanger accounts.
On September 30, 2008, we entered into a $241.5 million line of credit agreement with a bank from which we had acquired auction rate securities. The line of credit is a demand loan in an amount equal to the full par value of the auction rate securities that secure the loan. The line of credit was initially drawn on September 30, 2008 in the amount of $199.3 million and on October 1, 2008 in the remaining amount of $42.2 million. The proceeds drawn from the line of credit on September 30, 2008 were used to provide liquidity of $79.8 million to the exchanger funds with the remaining amount used to refund us for auction rate securities previously purchased from the exchanger funds. Proceeds drawn on October 1, 2008 were utilized to repay us for cash advances of $42.2 million.
Under the terms of the line of credit agreement, the lender’s sole source of funds to repay the amounts drawn on the line of credit is limited to the auction rate securities pledged as collateral on the loan. The lender may sell or liquidate the collateral at any time in which case the lender’s only recourse is to the proceeds of that sale or liquidation. The line of credit is structured such that there is no anticipated net cost to us (the interest charged on the line of credit is expected to be offset by the interest earned on the auction rate securities). The lender may pursue a deficiency if certain recourse events occur, including an interest payment default (but not a default in payment of principal), breach of a covenant or an event of bankruptcy or insolvency. We expect the line of credit to be repaid in full by June 2010 through the transfer of collateral (the auction rate securities) at par value under the line of credit agreement or potentially sooner pursuant to the lender’s settlement with state regulatory agencies.
As a result of the line of credit, we have recorded $241.5 million in auction rate securities on our consolidated balance sheet at September 30, 2008. These auction rate securities are currently classified as trading securities, and accordingly, any changes in the fair value of the securities are charged to earnings. For the three months ended September 30, 2008, an impairment charge of $11.2 million was recorded to investment income, which reduced the carrying value of the auction rate securities to $230.3 million. We have also elected to apply the fair value provisions of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” to the related line of credit agreement, including the unfunded commitment. As a result, the line of credit was also reduced to its fair value ($188.1 million), which was determined based on the value of the underlying collateral that will be utilized to satisfy the obligation, and an offsetting reduction (credit) totaling $11.2 million of the line of credit balance was recorded to investment income. These fair value adjustments resulted in no net impact in the consolidated statements of operations for the three and nine months ended September 30, 2008.
At September 30, 2008, we were contingently liable for guarantees of indebtedness owed primarily to banks and others by certain third parties. The guarantees relate to business expansion and expire no later than 2019. At September 30, 2008, the maximum potential future payments on the guarantees amounted to $7.1 million. We believe that the related underlying assets and available collateral, primarily corporate stock and title plants, would enable us to recover amounts paid under the guarantees. We believe no provision for losses is needed since no loss is expected on these guarantees.
In the ordinary course of business, we guarantee the third-party indebtedness of certain of our consolidated subsidiaries. At September 30, 2008, the maximum potential future payments on the guarantees are not more than the related notes payable recorded in the condensed consolidated balance sheets. We also guarantee the indebtedness related to lease obligations of certain of our consolidated subsidiaries. The maximum future obligations arising from these lease-related guarantees are not more than our future minimum lease payments. In addition, at September 30, 2008, we have unused letters of credit amounting to $3.6 million primarily related to workers’ compensation coverage.
Other-than-temporary impairments of investments. We recorded an other-than-temporary charge of $2.6 million for the three months ended September 2008 relating to equity securities held for investment.

Capital resources. We consider our capital resources to be adequate. We expect external capital resources would be available, if needed, due to our low debt-to-equity ratio. Notes payable and stockholders’ equity were $334.9 million, which include a fully-collateralized line of credit of $188.1 million, and $655.2 million, respectively, at September 30, 2008. We are not aware of any trends, either favorable or unfavorable, that would materially affect these balances, except as discussed above in contingent liabilities and commitments.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes during the quarter ended September 30, 2008 in our investment strategies, types of financial instruments held or the risks associated with such instruments that would materially alter the market risk disclosures made in our Annual Report on Form 10-K for the year ended December 31, 2007.
Item 4. Controls and Procedures
Our principal executive officers and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2008, have concluded that, as of such date, our disclosure controls and procedures are adequate and effective to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.
There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. As a result, no corrective actions were required or undertaken.
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
Complaints were subsequently filed in the federal district courts for the Eastern and Southern Districts of New York and federal district courts in Pennsylvania, New Jersey, Ohio, Florida, Massachusetts, Arkansas, California, Washington, West Virginia, and Texas. All of the complaints make similar allegations, except that certain of the complaints also allege violations of RESPA statutes and various state consumer protection laws. The complaints generally request treble damages in an unspecified amount, declaratory and injunctive relief, and attorneys’ fees. At least 77 such complaints are currently pending, each of which names SISCO and/or one or more of its affiliates as a defendant. Although we cannot predict the outcome of these actions, we intend to vigorously defend ourselves against the allegations and do not believe that the outcome will materially affect our consolidated financial condition or results of operations.

We are also subject to lawsuits incidental to our business, most of which involve disputed policy claims. In many of these lawsuits, the plaintiff seeks exemplary or treble damages in excess of policy limits based on the alleged malfeasance of an issuing agency. We do not expect that any of these proceedings will have a material adverse effect on our consolidated financial condition or results of operations. Additionally, we have received various other inquiries from governmental regulators concerning practices in the insurance industry. Many of these practices do not concern title insurance and we do not anticipate that the outcome of these inquiries will materially affect our consolidated financial condition or results of operations. Along with the other major title insurance companies, we are party to a number of class action lawsuits concerning the title insurance industry and believe that we have adequate reserves for these contingencies and that the likely resolution of these matters will not materially affect our consolidated financial condition or results of operations.
Item 1A. Risk Factors
There have been no changes during the quarter ended September 30, 2008 to our risk factors as listed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
Item 5. Other Information
Our book value per share was $36.09 and $41.82 at September 30, 2008 and December 31, 2007, respectively. At September 30, 2008, our book value per share was based on approximately $655.2 million in stockholders’ equity and 18,154,817 shares of Common and Class B Common Stock outstanding. At December 31, 2007, our book value per share was based on approximately $754.1 million in stockholders’ equity and 18,031,110 shares of Common and Class B Common Stock outstanding.
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

November 5, 2008
Date

Stewart Information Services Corporation

Registrant

	By:	/s/ J. Allen Berryman

J. Allen Berryman, Executive Vice President,
Chief Financial Officer, Secretary, Treasurer
and Principal Financial Officer

INDEX TO EXHIBITS

Exhibit

10.1	-	Joseph Allen Berryman offer letter dated August 25, 2008 (incorporated by reference in this report from Exhibit 10.1 to Stewart Information Services Corporation’s current report on Form 8-K, dated August 25, 2008 and filed with the SEC on August 28, 2008)

31.1 *	-	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	-	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3 *	-	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	-	Certification of Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	-	Certification of Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3 *	-	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1 *	-	Details of investments

*	Filed herewith