Form 10-K
period 2008-12-31
STEWART INFORMATION SERVICES CORP
filed 2009-03-13
CIK 94344

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the Common Stock (based upon the closing sales price of the Common Stock of Stewart Information Services Corporation, as reported by the NYSE on June 30, 2008) held by non-affiliates of the Registrant was approximately $330,636,000.
At March 3, 2009, the following shares of each of the registrant’s classes of stock were outstanding:

Common, $1 par value	17,133,775
Class B Common, $1 par value	1,050,012
Documents Incorporated by Reference
Portions of the definitive proxy statement (the Proxy Statement), relating to the annual meeting of the registrant’s stockholders to be held May 1, 2009, are incorporated by reference in Part III of this document.

FORM 10-K ANNUAL REPORT
YEAR ENDED DECEMBER 31, 2008
As used in this report, “we,” “us,” “our,” the “Company,” and “Stewart” mean Stewart Information Services Corporation and our subsidiaries, unless the context indicates otherwise.

PART I
Item 1. Business
We are a Delaware corporation formed in 1970. We and our predecessors have been engaged in the title business since 1893.
Stewart is a customer-driven, technology-enabled, strategically competitive, real estate information, title insurance and transaction management company. We provide title insurance and related information services required for settlement by the real estate and mortgage industries throughout the United States and in international markets. We also provide post-closing lender services, automated county clerk land records, property ownership mapping, geographic information systems, property information reports, flood certificates, document preparation, background checks and expertise in tax-deferred exchanges.
Our international division delivers products and services protecting and promoting private land ownership worldwide. Currently, our primary international operations are in Canada, the United Kingdom, Central Europe, Mexico, Central America and Australia.
Our two main operating segments of business are title insurance-related services and real estate information (REI). The segments significantly influence business to each other due to the nature of their operations and common customers. The financial information related to these segments is discussed in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 21 to our audited consolidated financial statements.
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

Investments in debt and equity securities. Our title insurance underwriters maintain investments in accordance with certain statutory requirements for the funding of statutory premium reserves and state deposits. We have established policies and procedures to minimize our exposure to changes in the fair values of our investments. These policies include retaining an investment advisory firm, emphasizing credit quality, managing portfolio duration, maintaining or increasing investment income and actively managing profile and security mix based upon market conditions. All of our investments are classified as available-for-sale except for investments — pledged, which are classified as trading securities.
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
Estimating future title loss payments is difficult because of the complex nature of title claims, the length of time over which claims are paid, the significantly varying dollar amounts of individual claims and other factors. Estimated provisions for current year policy losses are charged to income in the same year the related premium revenues are recognized. The amounts provided for policy losses are based on reported claims, historical loss payment experience, title industry averages and the current legal and economic environment. Actual loss payment experience relating to policies issued in the current or previous years, including the impact of large losses, is the primary reason for increases or decreases in our loss provision.
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

Selected information from the U.S. Department of Housing and Urban Development and National Association of Realtors® for the U.S. real estate industry follows (2008 figures are preliminary and subject to revision):

	2008	2007	2006

New home sales — in millions	0.48	0.78	1.05
Existing home sales — in millions	4.91	5.65	6.48
Existing home sales — median sales price in $ thousands	198.1	219.0	221.9

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
The financial strength and stability of the title underwriter are important factors in maintaining and increasing our agency network. Among the nation’s leading title insurers, we earned one of the highest ratings awarded by the title industry’s leading rating companies. Our principal underwriter, Stewart Title Guaranty Company (Guaranty) is currently rated A” by Demotech, Inc., A- by Fitch and B by LACE Financial.
Market share. Title insurance statistics are compiled quarterly by the title industry’s national trade association. Based on 2008 unconsolidated statutory net premiums written through September 30, 2008, Guaranty is one of the leading title insurers in the United States.
Our principal competitors are Fidelity National Financial, Inc., which includes Chicago Title Insurance Company, Commonwealth Land Title Insurance Company, Lawyers Title Insurance Company and Fidelity National Title Insurance Company, and The First American Corporation, which includes First American Title Insurance Company. Like most title insurers, we also compete with abstractors, attorneys who issue title opinions and attorney-owned title insurance funds. A number of homebuilders, financial institutions, real estate brokers and others own or control title insurance agencies, some of which issue policies underwritten by Guaranty. Although these controlled businesses may issue policies underwritten by Guaranty, they also compete with our offices. We also compete with issuers of alternatives to title insurance products, which typically provide no title reviews, limited coverage and less service on the transaction for a smaller fee.
Title insurance revenues by state. The approximate amounts and percentages of our consolidated title operating revenues were:

	Amounts ($ millions)			Percentages
	2008	2007	2006	2008	2007	2006

Texas	269	316	321	18	16	14
California	141	214	317	9	11	13
New York	134	186	180	9	9	8
Florida	81	181	280	5	9	12
All others	885	1,091	1,253	59	55	53

	1,510	1,988	2,351	100	100	100

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
Products include basic vesting and legal description, mortgage modification services, conforming loan submissions as well as alternative products and vendor management services. In addition, SLS also provides credit reporting services through credit bureaus, appraisal services and automated property valuations, initial loan disclosures and electronic mortgage documents. Furthermore, SLS offers post-closing outsourcing services for lenders.
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
In September 2008, we sold our mortgage documents business, On-line Documents, Inc., to a third party. In January 2007, Stewart REI Group sold its aerial photography and mapping businesses, GlobeXplorer® and AirPhotoUSA® to DigitalGlobe® and entered into agreements with these companies to continue to provide our customers with spatial and digital imagery.
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

Customers. Customers for our REI products and services include mortgage lenders and servicers, mortgage brokers, government entities, commercial and residential real estate agents, land developers, builders, title insurance agencies, and others interested in obtaining property information (including data, images and aerial maps) that assist with the purchase, sale and closing of real estate transactions and mortgage loans. Other customers include accountants, attorneys, investors and others seeking services for their respective clients in need of qualified intermediary (Section 1031) services and employers seeking information about prospective employees. We had one customer responsible for 10.1% of our REI operating revenues in 2008. No one customer was responsible for as much as 10% of our REI operating revenues in 2007 or 2006.
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
We have deployed SureClose®, our transaction management platform, which gives consumers online access to their closing file for more transparency of the transaction during the closing process. SureClose has allowed us to substantially convert from paper to digital title files. SureClose also gives lenders, real estate professionals and settlement service providers the ability to monitor the progress of the transaction; view, print, exchange and download documents and information; and post and receive messages and receive automatic event notifications. Enhancing the seamless flow of the title order, SureClose is also integrated with our AIM® title production system. The final commitment, as well as all other closing documents, is archived on SureClose to create a paperless office.
Our platform for electronic real estate closings, eClosingRoomTM, was the industry’s first e-closing system and is integrated with our SureClose production system. In addition, we are implementing systems that further automate title searches through rules-based processes.
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
Employees. As of December 31, 2008, we employed approximately 6,300 people. We consider our relationship with our employees to be good.
Available information. We file annual, quarterly and other reports and information with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934 (Exchange Act). You may read and copy any material that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain additional information about the Public Reference Room by calling the SEC at (800) SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and other information statements, and other information regarding issuers that file electronically with the SEC.

We also make available upon written request, free of charge, or through our Internet site (www.stewart.com), our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Code of Ethics and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.
Transfer agent. Our transfer agent is BNY Mellon Shareowner Services, which is located at 480 Washington Blvd., Jersey City, NJ, 07310. Their phone number is (888) 478-2392 and website is www.melloninvestor.com.
CEO and CFO Certifications. The CEO and CFO certifications required under Section 302 of the Sarbanes-Oxley Act were filed as exhibits to our most recently filed Form 10-K. Stewart Information Services Corporation submitted a Section 12(a) CEO Certification to the New York Stock Exchange in 2008.
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
Our financial condition and results of operations are affected by changes in economic conditions, particularly mortgage interest rates, credit availability, real estate prices and consumer confidence. Our revenues and earnings have fluctuated in the past and we expect them to fluctuate in the future.
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
Estimating future loss payments is difficult, and our assumptions about future losses may prove inaccurate. Provisions for policy losses are charged to income in the same year the related premium revenues are recognized. The amounts provided are based on reported claims, historical loss payment experience, title industry averages and the current legal and economic environment. Claims are often complex and involve uncertainties as to the dollar amount and timing of individual payments. Claims are often paid many years after a policy is issued. From time to time, we experience large losses, including losses relating to independent agency defalcations, from title policies that have been issued or worsening loss payment experience, which require us to increase our title loss reserves. These events are unpredictable and adversely affect our earnings. Title loss reserves in 2008 increased due to a $32.0 million provision for strengthening policy loss reserves for policy years 2005, 2006 and 2007 related to higher than expected loss payment and incurred loss experience for these policy years. This brings the total strengthening charges for these policy years to $37.4 million.

Competition in the title insurance industry affects our revenues.
Competition in the title insurance industry is intense, particularly with respect to price, service and expertise. Larger commercial customers and mortgage originators also look to the size and financial strength of the title insurer. Although we are one of the leading title insurance underwriters based on market share, Fidelity National Financial, Inc. and The First American Corporation each has substantially greater revenues than we do. Their holding companies have significantly greater capital than we do. Although we are not aware of any current initiatives to reduce regulatory barriers to entering our industry, any such reduction could result in new competitors, including financial institutions, entering the title insurance business. Competition among the major title insurance companies and any new entrants could lower our premium and fee revenues. From time to time, new entrants enter the marketplace with alternative products to traditional title insurance, although many of these alternative products have been disallowed by title insurance regulators. These alternative products, if permitted by regulators, could adversely affect our revenues and earnings.
Availability of credit may reduce our liquidity and negatively impact our ability to fund operating losses or initiatives. Outstanding debt may be required to be repaid at any time by the issuing banks.
As a result of our recent operating losses and the current conditions in credit markets, we may not be able to obtain, on acceptable terms, the financing necessary to fund our operations or initiatives. However, we expect that cash flows from operations and cash available from our underwriters, subject to regulatory restrictions, will be sufficient to fund our operations, pay our claims and fund initiatives. To the extent that these funds are not sufficient, we may be required to borrow funds on less favorable terms or seek funding from the equity market, which may be on terms that are dilutive to existing shareholders.
In addition, a majority of our existing debt is unsecured and may be called for any reason by the issuing banks. As in previous years, we do not expect that this debt will be called by the banks during the next 12 months. Instead, we expect to extinguish the debt as payments become due under the terms of each debt agreement. These payments are expected to be made from available cash or cash flows from operations.
A downgrade of our underwriters by rating agencies may reduce our revenues.
Ratings are a significant component in determining the competitiveness of insurance companies. Our principal insurance underwriting subsidiary, Guaranty, is currently rated by Demotech, Inc. (A”), Fitch (A-) and LACE Financial (B). Guaranty has historically been highly rated by the rating agencies that cover us. These ratings are not credit ratings. Instead, the ratings are based on quantitative, and in some cases qualitative, information and reflect the conclusions of the rating agencies with respect to our financial strength, results of operations and ability to pay policyholder claims. Our ratings are subject to continual review by the rating agencies and we cannot be assured that our current ratings will be maintained. If our ratings are downgraded from current levels by the rating agencies, our ability to retain existing customers and develop new customer relationships may be negatively impacted, which will result in an adverse impact on our results of operations.
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
We rely on dividends from our insurance underwriting subsidiaries.
We are a holding company and our principal assets are our insurance underwriting subsidiaries. Consequently, we depend on receiving sufficient dividends from our insurance subsidiaries to meet our debt service obligations and to pay our operating expenses and dividends to our stockholders. The insurance statutes and regulations of some states require us to maintain a minimum amount of statutory capital and restrict the amount of dividends that our insurance subsidiaries may pay to us. Guaranty is a wholly owned subsidiary of Stewart and the principal source of our cash flow. In this regard, the ability of Guaranty to pay dividends to us is dependent on the approval of the Texas Insurance Commissioner. As of December 31, 2008, under Texas insurance law, Guaranty could pay dividends or make distributions of up to $66.5 million in 2009 after approval of the Texas Insurance Commissioner. However, Guaranty voluntarily restricts dividends to us so that it can grow its statutory surplus, maintain liquidity at competitive levels and maintain its high ratings. A title insurer’s ability to pay claims can significantly affect the decision of lenders and other customers when buying a policy from a particular insurer.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We lease under a non-cancelable lease expiring in 2016 approximately 277,000 square feet in an office building in Houston, Texas, which is used for our corporate offices and for offices of several of our subsidiaries. In addition, we lease offices at approximately 625 additional locations that are used for branch offices, regional headquarters and technology centers. These additional locations include significant leased facilities in Dallas, Denver, Los Angeles, Reno, San Diego, Seattle and Toronto.
Our leases expire from 2009 through 2017 and have an average term of five years, although our typical lease term ranges from three to five years. We believe we will not have any difficulty obtaining renewals of leases as they expire or, alternatively, leasing comparable properties. The aggregate annual rent expense under all leases was approximately $61.9 million in 2008.

We also own several office buildings located in Arizona, Colorado, New York and Texas. These owned properties are not material to our consolidated financial condition. We consider all buildings and equipment that we own or lease to be well maintained, adequately insured and generally sufficient for our purposes.
Item 3. Legal Proceedings
In June 2008, the California Department of Insurance released for public notice and comment revised regulations that place certain limits on payments by title insurance marketing representatives to agents and brokers, eliminate a previously proposed interim rate reduction and a maximum rate formula, and substantially scale back the proposed financial data requirements on title insurance companies. The final regulations are expected to be issued by July 1, 2009.
We cannot predict the outcome of proposed regulations. However, to the extent that rate decreases are mandated in the future, the outcome could materially affect our consolidated financial condition or results of operations.
We are subject to administrative actions and litigation relating to the basis on which premium taxes are paid in certain states. Additionally, we have received various other inquiries from governmental regulators concerning practices in the insurance industry. Many of these practices do not concern title insurance and we do not anticipate that the outcome of these inquiries will materially affect our consolidated financial condition or results of operations.
We are also subject to various other administrative actions and inquiries into our conduct of business in certain of the states in which we operate. While we cannot predict the outcome of the various regulatory and administrative matters referenced above, we believe that we have adequately reserved for these matters and that the outcome will not materially affect our consolidated financial condition or results of operations.
Stewart Title of California, Inc., our subsidiary, is a defendant in four putative class action lawsuits filed in California state and federal courts as follows: Stevette Gambril, et al v. Stewart Title of California, Inc., in the Superior Court of California for the County of Fresno; Brenda Tull, et al v. Stewart Title of California, Inc., in the United States District Court for the Southern District of California; Cynthia Self, et al v. Stewart Title of California, Inc., in the Superior Court of California for the County of Fresno; and Stewart Vlario v. Stewart Title of California, Inc., in the United States District for the Central District of California. These lawsuits are commonly referred to as “wage and hour” lawsuits. These lawsuits are commonly referred to as “wage and hour” lawsuits. These lawsuits generally claim, among other things, that (i) the plaintiffs were misclassified as exempt employees and were not paid overtime, (ii) the overtime payments made to non-exempt employees were miscalculated and (iii) the plaintiffs worked overtime hours, but were not paid. The plaintiffs seek compensatory damages, statutory compensation, penalties and restitution, exemplary and punitive damages, declaratory relief, interest and attorneys fees. We are seeking to consolidate the two federal court cases. All of these cases are in the discovery stage and their outcomes cannot be predicted with certainty at this time. We intend to vigorously defend ourselves against the allegations. We do not believe that the outcomes will materially affect our consolidated financial condition or results of operations.
On January 12, 2009, a lawsuit was filed against four defendants, including our subsidiaries, Stewart Title Guaranty Company and Stewart Title of California, Inc., entitled Wooldridge, et al v. Stewart Title Guaranty Co., et al, Superior Court of the State of California for the County of San Luis Obispo. The plaintiffs allege that they suffered damages relating to loans or interests in loans they made in connection with several properties in San Luis Obispo County. The plaintiffs assert causes of action against our subsidiaries for breach of contract, negligence, and violation of fair claims settlement practices and breach of covenants of good faith and fair dealings. Although we cannot predict the outcome of this action, we intend to vigorously defend ourselves against the allegations and do not believe that the outcome will materially affect our consolidated financial condition or results of operations.

In February 2008, an antitrust class action was filed in the United States District Court for the Eastern District of New York against Stewart Title Insurance Company, Monroe Title Insurance Corporation, Stewart Information Services Corporation (SISCO), several other unaffiliated title insurance companies and the Title Insurance Rate Service Association, Inc. (TIRSA). The complaint alleges that the defendants violated Section 1 of the Sherman Act by collectively filing proposed rates for title insurance in New York through TIRSA, a state-authorized and licensed rate service organization.
Complaints were subsequently filed in the federal district courts for the Eastern and Southern Districts of New York and federal district courts in Pennsylvania, New Jersey, Ohio, Florida (since dismissed), Massachusetts, Arkansas, California, Washington, West Virginia, Texas and Delaware. All of the complaints make similar allegations, except that certain of the complaints also allege violations of RESPA statutes and various state consumer protection laws. The complaints generally request treble damages in unspecified amounts, declaratory and injunctive relief, and attorneys’ fees. At least 72 such complaints are currently pending (and have been consolidated in the aforementioned jurisdictions), each of which names SISCO and/or one or more of our affiliates as a defendant. Although we cannot predict the outcome of these actions, we intend to vigorously defend ourselves against the allegations and do not believe that the outcome will materially affect our consolidated financial condition or results of operations.
We are also subject to lawsuits incidental to our business, most of which involve disputed policy claims. In many of these lawsuits, the plaintiff seeks exemplary or treble damages in excess of policy limits based on the alleged malfeasance of an issuing agency. We do not expect that any of these proceedings will have a material adverse effect on our consolidated financial condition or results of operations. Along with the other major title insurance companies, we are party to a number of class action lawsuits concerning the title insurance industry. We believe that we have adequate reserves for the various litigation matters and contingencies discussed above and that the likely resolution of these matters will not materially affect our consolidated financial condition or results of operations.
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

	High	Low

2008:
First quarter	$36.42	$20.64
Second quarter	32.50	19.04
Third quarter	31.92	15.92
Fourth quarter	29.50	5.67

2007:
First quarter	$44.80	$39.36
Second quarter	43.01	38.74
Third quarter	45.05	33.00
Fourth quarter	37.12	24.61

As of February 20, 2009, the number of stockholders of record was 6,158 and the price of one share of our Common Stock was $12.64.
The Board of Directors declared an annual cash dividend of $0.10 per share payable December 23, 2008 and $0.75 per share payable December 21, 2007 and 2006, respectively, to Common stockholders of record on December 8, 2008, December 7, 2007 and December 6, 2006, respectively. Our certificate of incorporation provides that no cash dividends may be paid on our Class B Common Stock.
We had a book value per share of $27.22 and $41.82 at December 31, 2008 and 2007, respectively. At December 31, 2008, book value per share was based on approximately $493.8 million in stockholders’ equity and 18,141,787 shares of Common and Class B Common Stock outstanding. At December 31, 2007, book value per share was based on approximately $754.1 million in stockholders’ equity and 18,031,110 shares of Common and Class B Common Stock outstanding.

Performance graph
The following graph compares the yearly percentage change in our cumulative total stockholder return on Common Stock with the cumulative total return of the Russell 2000 Index and the Russell 2000 Financial Services Sector Index, which includes us and our major publicly-owned competitors, for the five years ended December 31, 2008. The graph assumes that the value of the investment in our Common Stock and each index was $100 at December 31, 2003 and that all dividends were reinvested.

	2003	2004	2005	2006	2007	2008

Stewart	100.00	103.85	123.22	111.68	69.13	62.50
Russell 2000	100.00	118.40	123.88	146.73	144.45	95.64
Russell 2000 Financial Services Sector	100.00	121.10	123.76	147.84	123.00	92.10

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

	2008	2007	2006	2005	2004	2003	2002	2001	2000	1999

	(millions of dollars, except share and per share data)

Total revenues	1,555.3	2,106.7	2,471.5	2,430.6	2,176.3	2,239.0	1,777.9	1,271.6	935.5	1,071.3

Title segment:
Operating revenues	1,509.9	1,988.1	2,350.7	2,314.0	2,081.8	2,138.2	1,683.1	1,187.5	865.6	993.7
Investment income	29.1	36.1	34.9	29.1	22.5	19.8	20.7	19.9	19.1	18.2
Investment (losses) gains	(28.2)	13.3	4.7	5.0	3.1	2.3	3.0	.4	.0	.3
Total revenues	1,510.8	2,037.5	2,390.3	2,348.1	2,107.4	2,160.3	1,706.8	1,207.8	884.7	1,012.2
Pretax (loss) earnings(1)	(219.3)	(57.2)	83.2	154.4	143.1	200.7	153.8	82.5	10.7	48.3

REI segment:
Revenues	44.5	69.2	81.2	82.5	68.9	78.7	71.1	63.8	50.8	59.0
Pretax (loss) earnings (1)	(15.2)	5.3	1.3	10.6	3.6	12.3	9.0	5.5	(4.5)	3.1

Title loss provisions	167.8	168.5	141.6	128.1	100.8	94.8	75.9	51.5	39.0	44.2
% title operating revenues	11.1	8.5	6.0	5.5	4.8	4.4	4.5	4.3	4.5	4.4

Pretax (loss) earnings (1)	(234.5)	(51.9)	84.5	165.0	146.7	213.0	162.8	88.0	6.2	51.4
Net (loss) earnings	(241.9)	(40.2)	43.3	88.8	82.5	123.8	94.5	48.7	.6	28.4
Cash (used) provided by operations	(105.2)	4.6	105.1	174.4	170.4	190.1	162.6	108.2	31.9	57.9
Total assets	1,449.2	1,442.0	1,458.2	1,361.2	1,193.4	1,031.9	844.0	677.9	563.4	535.7
Long-term debt (2)	71.3	82.4	92.5	70.4	39.9	17.3	7.4	7.0	15.4	6.0
Stockholders’ equity	493.8	754.1	802.3	766.3	697.3	621.4	493.6	394.5	295.1	284.9

Per share data

Average shares — diluted (millions)	18.1	18.2	18.3	18.2	18.2	18.0	17.8	16.3	15.0	14.6

Net (loss) earnings — basic	(13.37)	(2.21)	2.37	4.89	4.56	6.93	5.33	3.01	.04	1.96
Net (loss) earnings —diluted	(13.37)	(2.21)	2.36	4.86	4.53	6.88	5.30	2.98	.04	1.95

Cash dividends	.10	.75	.75	.75	.46	.46	—	—	—	.16
Stockholders’ equity	27.22	41.82	44.00	42.21	38.48	34.47	27.84	22.16	19.61	19.39

Market price:
High	36.42	45.05	54.85	53.01	47.60	41.45	22.50	22.25	22.31	31.38
Low	5.67	24.61	32.87	34.70	31.14	20.76	15.05	15.80	12.25	10.25
Year end	23.49	26.09	43.36	48.67	41.65	40.55	21.39	19.75	22.19	13.31

(1)	Pretax (loss) earnings before minority interests.

(2)	Based upon contractual maturities of the notes. At December 31, 2008, $52.0 million of this amount would be due on demand upon notice from our lenders. See Note 10 to the consolidated financial statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s overview. We reported a net loss of $241.9 million for the year ended December 31, 2008 compared with a net loss of $40.2 million for the year 2007. Our net loss was $13.37 per share for the year 2008 compared with a net loss of $2.21 per share for the year 2007. Revenues for the year decreased 26.2% to $1.6 billion from $2.1 billion in 2007.
We recorded only our second full year loss since 1974. Existing home sales in 2008 fell to their lowest level since 1997, according to the National Association of Realtors. New home sales were the lowest since 1963, the year recordkeeping began for this statistic.
The U.S. real estate market, including residential and commercial, faced significant further weakening during 2008. Although average 30-year fixed mortgage interest rates remained relatively low during 2008, there was insufficient demand to offset the effects of the collapsed subprime mortgage lending market, limited availability of credit, increased foreclosures, weakened home sales and falling home prices.
We have continued our aggressive response to the economic challenges of the real estate market with the goal of returning to profitability and reasonable profit margins. We have restructured our management, sales and marketing teams to better serve our existing market segments with improved operational efficiencies. We also closed 167 unprofitable branches and offices in 2008 to align our employee and other operational expenses with revenues.
Our company-wide employee reductions, excluding the effects of acquisitions and divestures, were nearly 2,200 in 2008, which represent a 25.7% reduction since December 31, 2007. Our decrease in employee counts since December 31, 2005, when the real estate market downturn began, has been approximately 4,000, or 40.4%.
Our results were negatively impacted by strengthening of policy loss reserves by $32.0 million as a result of larger than expected claims payments and incurred claims history for policy years 2005, 2006 and 2007. This brings the total strengthening for these policy years to $37.4 million. We do not currently anticipate future reserve strengthening for these policy years. Our policy loss reserves in 2008 also reflect charges of $41.7 million relating to large title losses and defalcations attributable to independent agencies. These charges were partially offset by insurance recoveries of $11.6 million received during the year.
Many of our other operating expenses have declined at the same rate as revenues. However, some operating expenses are fixed in nature, such as rent and other occupancy costs, and have not declined at the same rate as our revenues. Other operating expenses were negatively impacted by an increase in reserves related to pending legal matters and reserves for uncollectible debt.
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

Title loss reserves
Our most critical accounting estimate is providing for title loss reserves. Our liability for estimated title losses at December 31, 2008 comprises both known claims ($135.1 million) and our estimate of claims that may be reported in the future ($326.4 million). The amount of the reserve represents the aggregate future payments (net of recoveries) that we expect to incur on policy and escrow losses and in costs to settle claims.
Provisions for title losses, as a percentage of title operating revenues, were 11.1%, 8.5% and 6.0% for the years ended December 31, 2008, 2007 and 2006, respectively. Actual loss payment experience, including the impact of large losses, is the primary reason for increases or decreases in our loss provision. A change of 100 basis points in this percentage, a reasonably likely scenario based on our historical loss experience, would have changed our provision for title losses and pretax earnings approximately $15.1 million for the year ended December 31, 2008.
Our method for recording the reserves for title losses on both an interim and annual basis begins with the calculation of our current loss provision rate, which is applied to our current premiums resulting in a title loss expense for the period. This loss provision rate is set to provide for losses on current year policies and is determined using moving average ratios of recent actual policy loss payment experience (net of recoveries) to premium revenues. Large losses (those exceeding $1.0 million on a single claim) are analyzed and reserved for separately due to the higher severity of loss, lower volume of claims reported and sporadic reporting of such claims.
At each quarter end, our recorded reserve for title losses is initially the result of beginning with the prior period’s reserve balance for claim losses, adding the current period provision to that balance and subtracting actual paid claims, resulting in an amount that our management compares to its actuarially-based calculation of the ending reserve balance. The actuarilly-based calculation is a paid loss development calculation where loss development factors are selected based on company data and input from our third-party actuaries. We also obtain input from third-party actuaries in the form of a reserve analysis utilizing generally accepted actuarial methods. While we are responsible for determining our loss reserves, we utilize this actuarial input to assess the overall reasonableness of our reserve estimation. If our recorded reserve amount is within a reasonable range of our actuarially-based reserve calculation and the actuary’s point estimate (+/- 3.0%), but not at the point estimate, our management assesses the major factors contributing to the different reserve estimates in order to determine the overall reasonableness of our recorded reserve, as well as the position of the recorded reserves relative to the point estimate and the estimated range of reserves. The major factors considered can change from period to period and include items such as current trends in the real estate industry (which management can assess although there is a time lag in the development of this data for use by the actuary), the size and types of claims reported and changes in our claims management process. If the recorded amount is not within a reasonable range of our third-party actuary’s point estimate, we will adjust the recorded reserves in the current period and reassess the provision rate on a prospective basis.
Due to the inherent uncertainty in predicting future title policy losses, significant judgment is required by both our management and our third party actuaries in estimating reserves. As a consequence, our ultimate liability may be materially greater or less than current reserves and/or our third party actuary’s calculation.
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

Our accruals for revenues on unreported policies from agencies were not material to our consolidated assets or stockholders’ equity at December 31, 2008 and 2007. The differences between the amounts our agencies have subsequently reported to us compared to our estimated accruals are substantially offset by any differences arising from prior years’ accruals and have been immaterial to consolidated assets and stockholders’ equity during each of the three prior years. We believe our process provides the most reliable estimation of the unreported revenues on policies and appropriately reflects the trends in agency policy activity.
Goodwill and other long-lived assets
Our evaluation of goodwill is completed annually in the third quarter using June 30 balances or when events may indicate impairment. This evaluation is based on a combination of a discounted cash flow analysis (DCF) and market approaches that incorporate market multiples of comparable companies and our own market capitalization. The DCF model utilizes historical and projected operating results and cash flows, initially driven by estimates of changes in future revenue levels, and risk-adjusted discount rates. Our projected operating results are primarily driven by anticipated mortgage originations, which we obtain from projections by industry experts. Fluctuations in revenues, followed by our ability to appropriately adjust our headcount and other operating expenses, are the primary reasons for increases or decreases in our projected operating results. For example, in our current projections, a change of 5% in revenues in year one of our projections would result in an estimated $4.1 million change in pretax operating results and could potentially change the fair value of our title reporting unit by $23.2 million. Our market-based valuation methodologies utilize (i) market multiples of earnings and/or other operating metrics of comparable companies and (ii) our market capitalization and a control premium based on market data and factors specific to our corporate governance structure. As a result of current market conditions, overall market volatility, including our market capitalization and our operating results, we updated our evaluation of goodwill through December 31, 2008. Based upon our updated evaluation, we have concluded that our goodwill is not impaired as of December 31, 2008. However, to the extent that our future operating results are below our projections, or in the event of continued adverse market conditions, a future review for impairment may be required.
We evaluate goodwill based on two reporting units (Title and REI). Goodwill is assigned to these reporting units at the time the goodwill is initially recorded. Once assigned to a reporting unit, the goodwill is pooled and no longer attributable to a specific acquisition. All activities within a reporting unit are available to support the carrying value of the goodwill. The following reflects our conclusions relating to our goodwill reporting units at December 31, 2008:

	Title	REI
	($ millions)

Fair value (1)	672.8	66.7

Carrying value (1)	616.3	27.5

Goodwill, included in carrying value	196.7	14.1

(1)	comprised of debt and equity values
In addition, the Company considered the carrying value of the Company’s stockholders’ equity as compared with the Company’s market capitalization at year end and the implied control premium to reconcile these amounts:

Title
($ millions)

Total stockholders’ equity	493.8

Market capitalization based on 5-day average stock price at December 31, 2008	398.9

Implied control premium	23.8%

We believe this implied control premium is reasonable based on average premiums for transactions in the insurance industry, as well as the unique characteristics of our Class B Common Stock.
We also evaluate the carrying values of title plants and other long-lived assets when events occur that may indicate impairment. The process of determining impairment for our goodwill and other long-lived assets relies on projections of future cash flows, operating results, discount rates and overall market conditions, including our market capitalization. Uncertainties exist in these projections and are subject to changes relating to factors such as interest rates and overall real estate and financial market conditions, our market capitalization and overall stock market performance. Actual market conditions and operating results may vary materially from our projections.
Based on these evaluations, we estimate and expense to current operations any loss in value of these assets. As part of our process, we obtain input from third-party appraisers regarding the fair value of our reporting units. While we are responsible for assessing whether an impairment of goodwill exists, we utilize the input from third-party appraisers to assess the overall reasonableness of our conclusions. In June 2008, the Company’s REI segment incurred an impairment charge of $6.0 million, included in depreciation and amortization in our consolidated statement of earnings, relating to its internally developed software that we subsequently determined will not be deployed into production. There were no impairment write-offs of goodwill or other long-lived assets during 2007 or 2006.
Operations. Our business has two main operating segments: title insurance-related services and real estate information (REI). These segments are closely related due to the nature of their operations and common customers.
Our primary business is title insurance and settlement-related services. We close transactions and issue title policies on homes and commercial and other real properties located in all 50 states, the District of Columbia and international markets through policy-issuing offices and agencies. We also provide post-closing lender services, automated county clerk land records, property ownership mapping, geographic information systems, property information reports, document preparation, background checks and expertise in Internal Revenue Code Section 1031 tax-deferred property exchanges.
Factors affecting revenues. The principal factors that contribute to changes in operating revenues for our title and REI segments include:
•	mortgage interest rates;

•	ratio of purchase transactions compared with refinance transactions;

•	ratio of closed orders to open orders;

•	home prices;

•	consumer confidence;

•	demand by buyers;

•	number of households;

•	availability of loans for borrowers;

•	premium rates;

•	market share;

•	opening of new offices and acquisitions; and

•	number of commercial transactions, which typically yield higher premiums.
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

Industry data. Published mortgage interest rates and other selected residential data for the years ended December 31, 2008, 2007 and 2006 follow (amounts shown for 2008 are preliminary and subject to revision). The amounts below may not relate directly to or provide accurate data for forecasting our operating revenues or order counts.
Our statements on home sales, mortgage interest rates and loan activity are based on published industry data from sources including Fannie Mae, the National Association of Realtors®, the Mortgage Bankers Association and Freddie Mac.

	2008	2007	2006

Mortgage interest rates (30-year, fixed-rate) — %
Averages for the year	6.04	6.34	6.41
First quarter	5.88	6.22	6.24
Second quarter	6.09	6.37	6.60
Third quarter	6.32	6.55	6.56
Fourth quarter	5.87	6.23	6.25

Mortgage originations — in $ billions	1,877	2,543	2,761
Refinancings — % of originations	50.3	50.8	47.6

New home sales — in thousands	483	776	1,051
Existing home sales — in thousands	4,913	5,652	6,478
Existing home sales — median sales price in $ thousands	198.1	219.0	221.9

Most industry experts project mortgage interest rates to remain low in 2009. Refinancing mortgage originations increased late in 2008 and early 2009 due to lower interest rates and government efforts to strengthen credit markets. Industry experts agree that mortgage originations will increase moderately in 2009 mainly due to refinancing originations, but decrease in 2010.
Although mortgage originations are expected to increase in 2009, Fannie Mae and The Mortgage Bankers Association anticipate continued difficulties for the real estate market due to the tightened credit market, decreased housing prices and low housing starts. Therefore, our financial condition and results of operations will continue to be adversely affected by the current market conditions.
Trends and order counts. For the three years ending 2008, mortgage interest rates (30-year, fixed-rate) have fluctuated from a monthly high of 6.8% in July 2006 to a monthly low of 5.3% in December 2008. As a result of the above, and the effects of the collapsed subprime mortgage lending market and limited availability of credit, mortgage originations decreased 32.0% from 2006 through 2008. Sales of new and existing homes decreased 54.1% and 24.2%, respectively, in this same two-year period.
As a result of the above trends, our direct order levels have decreased significantly from 2006 to 2008, which is consistent with the decline of the U.S. real estate market.
The number of direct title orders we opened follows (in thousands):

	2008	2007	2006
First quarter	151	173	193
Second quarter	130	179	202
Third quarter	110	152	183
Fourth quarter	101	128	162

	492	632	740

The number of direct title orders we closed follows (in thousands):

	2008	2007	2006

First quarter	90	110	132
Second quarter	93	125	147
Third quarter	79	107	136
Fourth quarter	66	93	124

	328	435	539

Regulatory and legal developments. In June 2008, the California Department of Insurance released for public notice and comment revised regulations that place certain limits on payments by title insurance marketing representatives to agents and brokers, eliminate a previously proposed interim rate reduction and a maximum rate formula, and substantially scale back the proposed financial data requirements on title insurance companies. The final regulations are expected to be issued by July 1, 2009.
We cannot predict the outcome of proposed regulations. However, to the extent that rate decreases are mandated in the future, the outcome could materially affect our consolidated financial condition or results of operations.
We are subject to administrative actions and litigation relating to the basis on which premium taxes are paid in certain states. Additionally, we have received various other inquiries from governmental regulators concerning practices in the insurance industry. Many of these practices do not concern title insurance and we do not anticipate that the outcome of these inquiries will materially affect our consolidated financial condition or results of operations.
We are also subject to various other administrative actions and inquiries into our conduct of business in certain of the states in which we operate. While we cannot predict the outcome of the various regulatory and administrative matters referenced above, we believe that we have adequately reserved for these matters and that any outcome will not materially affect our consolidated financial condition or results of operations.
Stewart Title of California, Inc., our subsidiary, is a defendant in four putative class action lawsuits filed in California state and federal courts. These lawsuits are commonly referred to as “wage and hour” lawsuits. These lawsuits generally claim, among other things, that (i) the plaintiffs were misclassified as exempt employees and were not paid overtime, (ii) the overtime payments made to non-exempt employees were miscalculated and (iii) the plaintiffs worked overtime hours, but were not paid. The plaintiffs seek compensatory damages, statutory compensation, penalties and restitution, exemplary and punitive damages, declaratory relief, interest and attorneys fees. We are seeking to consolidate the two federal court cases. All of these cases are in the discovery stage, and their outcomes cannot be predicted with certainty at this time. We intend to vigorously defend ourselves against the allegations. We do not believe that the outcomes will materially affect our consolidated financial condition or results of operations.
On January 12, 2009, a lawsuit was filed against four defendants, including our subsidiaries, Stewart Title Guaranty Company and Stewart Title of California, Inc., entitled Wooldridge, et al v. Stewart Title Guaranty Co., et al, Superior Court of the State of California for the County of San Luis Obispo. The plaintiffs allege that they suffered damages relating to loans or interests in loans they made in connection with several properties in San Luis Obispo County. The plaintiffs assert causes of action against our subsidiaries for breach of contract, negligence, and violation of fair claims settlement practices and breach of covenants of good faith and fair dealings. Although we cannot predict the outcome of this action, we intend to vigorously defend ourselves against the allegations and do not believe that the outcome will materially affect our consolidated financial condition or results of operations.

In February 2008, an antitrust class action was filed in the United States District Court for the Eastern District of New York against Stewart Title Insurance Company, Monroe Title Insurance Corporation, Stewart Information Services Corporation (SISCO), several other unaffiliated title insurance companies and the Title Insurance Rate Service Association, Inc. (TIRSA). The complaint alleges that the defendants violated Section 1 of the Sherman Act by collectively filing proposed rates for title insurance in New York through TIRSA, a state-authorized and licensed rate service organization.
Complaints were subsequently filed in the federal district courts for the Eastern and Southern Districts of New York and federal district courts in Pennsylvania, New Jersey, Ohio, Florida (since dismissed), Massachusetts, Arkansas, California, Washington, West Virginia, Texas and Delaware. All of the complaints make similar allegations, except that certain of the complaints also allege violations of RESPA statutes and various state consumer protection laws. The complaints generally request treble damages in unspecified amounts, declaratory and injunctive relief, and attorneys’ fees. At least 72 such complaints are currently pending (and have been consolidated in the aforementioned jurisdictions), each of which names SISCO and/or one or more of our affiliates as a defendant. Although we cannot predict the outcome of these actions, we intend to vigorously defend ourselves against the allegations and do not believe that the outcome will materially affect our consolidated financial condition or results of operations.
We are also subject to lawsuits incidental to our business, most of which involve disputed policy claims. In many of these lawsuits, the plaintiff seeks exemplary or treble damages in excess of policy limits based on the alleged malfeasance of an issuing agency. We do not expect that any of these proceedings will have a material adverse effect on our consolidated financial condition or results of operations. Along with the other major title insurance companies, we are party to a number of class action lawsuits concerning the title insurance industry. We believe that we have adequate reserves for the various litigation matters and contingencies discussed above and that the likely resolution of these matters will not materially affect our consolidated financial condition or results of operations.
Results of Operations
A comparison of our results of operations for 2008 with 2007 and 2007 with 2006 follows. Factors contributing to fluctuations in our results of operations are presented in the order of their monetary significance and we have quantified, when necessary, significant changes. Results from our REI segment are included in our year-to-year discussions as those amounts are immaterial in relation to consolidated totals. When relevant, we have discussed our REI segment’s results separately.
Title revenues. Our revenues from direct title operations decreased $240.6 million, or 25.4%, in 2008 and $81.3 million, or 7.9%, in 2007. The largest revenue decreases in 2008 were in California, Texas, New York, Florida, and Washington, partially offset by increases in New Jersey and Pennsylvania. The largest revenue decreases in 2007 were in California, Florida, Nevada and Arizona, partially offset by increases in Canada, New York and Texas. Acquisitions increased revenues $3.5 million and $22.1 million in 2008 and 2007, respectively. Revenues from commercial and large transactions decreased $53.9 million to $117.0 million in 2008 after increasing $22.6 million to $170.9 million in 2007. In 2008, the decreases in residential and commercial title revenues were a result of the dramatic decline in the U.S. real estate market.
The number of our direct closings, excluding large commercial policies, decreased 24.6% in 2008 and 19.2% in 2007. However, the average revenue per closing, excluding large commercial policies, was comparable in 2008 and increased 9.4% in 2007.
Revenues from agencies decreased 22.8% and 21.3% in 2008 and 2007, respectively. The decrease in both years was primarily due to the impact of a reduction in home sales and prices in most markets and the overall decline in business related to market conditions. The largest decreases in revenues from agencies in 2008 were in Florida, New York, Pennsylvania, Virginia, Georgia and California. The largest decreases in revenues from agencies in 2007 were in Florida, California, Virginia, Maryland and Ohio.

Regulators periodically review title insurance premium rates and may seek reductions in the premium rates charged. The Texas Department of Insurance reduced title insurance premium rates by 3.2% effective February 1, 2007. This decrease in premiums, net of amounts retained by agencies, aggregated approximately $6.2 million in 2007.
Title revenues by state. The approximate amounts and percentages of consolidated title operating revenues for the last three years were as follows:

	Amounts ($ millions)			Percentages
	2008	2007	2006	2008	2007	2006
Texas	269	316	321	18	16	14
California	141	214	317	9	11	13
New York	134	186	180	9	9	8
Florida	81	181	280	5	9	12
All others	885	1,091	1,253	59	55	53

	1,510	1,988	2,351	100	100	100

REI revenues. Real estate information services operating revenues were $44.5 million in 2008, $66.0 million in 2007 and $81.2 million in 2006. The decrease in 2008 resulted primarily from the reduction in residential lending volume, which impacts our real estate-related transactions, and the reduction in number of Section 1031 tax-deferred property exchanges caused by the continued decline in the real estate markets.
The decrease in 2007 primarily resulted from the sale of our mapping and aerial photography businesses, GlobeXplorer and AirPhotoUSA, to DigitalGlobe®. We continue to acquire spatial and digital imagery from these companies and use these images in certain of the products sold in our operations or directly sell these images through our real estate information portal, PropertyInfo Corporation. We recorded a pretax gain of $3.2 million from the sale of these subsidiaries, which is included in our results of operations in investment and other gains — net in our consolidated statements of earnings, retained earnings and comprehensive earnings. The impact of the sale transaction and these businesses’ operations was not material to our consolidated financial condition, results of operations or cash flows.
Investment income. Investment income decreased $6.9 million, or 19.2%, in 2008 and increased $1.2 million, or 3.3%, in 2007. The decrease in 2008 was primarily due to decreases in average invested balances and yields, whereas the increase in 2007 was primarily due to higher yields.
Certain investment gains and losses were realized as part of the ongoing management of our investment portfolio for the purpose of improving performance and are included in our results of operations in investment and other gains — net in our consolidated statements of earnings, retained earnings and comprehensive earnings. Investment and other (losses) gains — net included realized investment losses relating to impairments totaling $12.4 million for equity method and cost-basis investments, $10.4 million from the sales and write-offs of investments in consolidated subsidiaries, $8.9 million for office closure costs and $4.7 million for other-than-temporary impairments of equity securities held for investment.
In addition to the gain on the sale of subsidiaries noted above (see REI revenues), our 2007 investment and other gains — net includes a $5.6 million gain from the sale of real estate. The real estate was owned by a consolidated subsidiary, which has significant minority interest shareholders. After considering the effects of minority interests and taxes, the sale of real estate resulted in a net gain of approximately $2.0 million in 2007.
Retention by agencies. The amounts retained by agencies, as a percentage of revenues generated by them, were 81.9%, 81.0% and 80.7% in the years 2008, 2007 and 2006, respectively. Amounts retained by title agencies are based on agreements between agencies and our title underwriters. This retention percentage may vary from year-to-year because of the geographical mix of agency operations, the volume of title revenues and, in some states, laws or regulations.

Selected cost ratios (by segment). The following table shows employee costs and other operating expenses as a percentage of related title insurance and REI operating revenues.

	Employee costs (%)			Other operating (%)
	2008	2007	2006	2008	2007	2006

Title	34.3	31.5	28.3	22.9	19.2	15.8
REI	78.1	69.6	62.8	39.7	26.9	35.3

These two categories of expenses are discussed below in terms of year-to-year monetary changes.
Employee costs. Our employee costs and certain other operating expenses are sensitive to inflation. Employee costs for the combined business segments decreased $135.3 million, or 19.6%, in 2008 and $39.4 million, or 5.4%, in 2007. The number of persons we employed at December 31, 2008, 2007 and 2006 was approximately 6,300, 8,500 and 9,900, respectively.
Excluding the effects of acquisitions and divestitures, we reduced our employee headcount company-wide approximately 2,200, or 25.7%, in 2008 and approximately 4,000, or 40.4%, since December 31, 2005. In 2008 and 2007, employee costs were reduced to better align our operating costs with revenues but were offset somewhat by normal increases. Also, in 2007 compared to 2006, employee costs were approximately $8.0 million lower due to a high level of major medical claims in 2006, both in terms of number and cost.
Acquisitions resulted in increased employee costs of $2.7 million and $12.6 million in 2008 and 2007, respectively.
In our REI segment, the total employee costs decreased $13.4 million, or 27.8%, from 2008 primarily due to cost saving initiatives as a result of the current operating environment. For 2007, the total REI employee costs decreased $2.8 million, or 5.5%, from 2006 primarily due to the sale of our mapping and aerial photography businesses and also due to decreases in our Section 1031 tax-deferred exchange business.
Other operating expenses. Most of our operating expenses are fixed in nature, although some follow, to varying degrees, the changes in transaction volume and revenues. Other operating expenses for the combined business segments decreased $46.5 million, or 11.4%, in 2008 and increased $4.0 million, or 1.0%, in 2007. Acquisitions increased other operating expenses approximately $1.4 million and $5.3 million in 2008 and 2007, respectively. The remaining fluctuation in other operating expenses in 2008 resulted from decreases in our outside search fees, business promotions, rent including other occupancy costs, technology costs and certain REI expenses, offset by increases in litigation, insurance and bad debts. The remaining fluctuation in other operating expenses in 2007 resulted from increases in our international business, outside search fees due to the growth in our commercial business, rent including other occupancy costs, and bad debt expenses, offset by decreases in certain REI expenses, general supplies, business promotion, premium taxes and technology costs.
Other operating expenses also include travel, telephone, delivery, rental equipment, repairs and maintenance, auto and airplane, copy expenses, title plant expenses, postage, professional fees and attorneys’ fees.

Title losses. Provisions for title losses, as a percentage of title operating revenues, were 11.1%, 8.5% and 6.0% in 2008, 2007 and 2006, respectively. An increase in loss payment experience for recent policy years resulted in an increase in our loss ratios in 2008 and 2007. Title loss reserves in 2008 increased due to a $32.0 million provision for strengthening policy loss reserves for policy years 2005, 2006 and 2007 related to higher than expected loss payment and incurred loss experience for these policy years. This brings the total strengthening charges for these policy years to $37.4 million. We do not currently anticipate future reserve strengthening for these policy years. Our policy loss reserves in 2008 also reflect charges of $41.7 million relating to large title losses primarily attributable to independent agency defalcations and fraud, as well as mechanic lien claims. These charges were partially offset by insurance recoveries of $11.6 million received during the year.
Title loss provisions in 2007 included $28.4 million for large title claims, primarily related to independent agency defalcations, and an adjustment to reserves of $5.0 million related to claims that may have been incurred but not yet reported to us, which resulted from the increase in the frequency of large claims. In addition, we recorded a reserve increase of $7.5 million related to higher than expected loss payment experience for policy years 2004 through 2006. As a result of this policy loss experience, we also increased our provision for year 2007 policies by approximately $8.2 million.
Title loss provisions included $9.2 million for large claims primarily related to agency defalcations in 2006.
Income taxes. Our effective tax rates, based on earnings before taxes and after deducting minority interests (a loss of $239.7 million and $64.1 million, and earnings of $66.3 million in 2008, 2007 and 2006, respectively), were (0.9%), 37.3% and 34.8% for 2008, 2007 and 2006, respectively. Our effective tax rate in 2008 was significantly impacted by a valuation allowance of $86.2 million against our deferred tax assets. The valuation allowance was established in accordance with current accounting standards due to the Company’s cumulative three-year operating losses. The valuation allowance will be evaluated for reversal, subject to certain potential limitations, as we return to profitability. For 2007, our effective tax rate increased primarily due to the level of our operating losses compared with our significant permanent differences, such as tax-exempt income, which remain relatively fixed in amount in 2007 and 2006.
Contractual obligations. Our material contractual obligations at December 31, 2008 were:

	Payments due by period ($ millions)
	Less than	1-3	3-5	More than
	1 year	years	years	5 years	Total

Notes payable (1)	64.0	55.9	11.8	3.6	135.3
Operating leases	49.1	69.7	39.6	35.2	193.6
Estimated title losses	129.2	166.2	66.9	99.2	461.5

	242.3	291.8	118.3	138.0	790.4

(1)	Based upon contractual maturities of the notes. At December 31, 2008, $52.0 million of the amount due more than 1 year from December 31, 2008 would be due on demand upon notice from our lenders.
Material contractual obligations consist primarily of notes payable, operating leases and estimated title losses. The timing above for payments of notes payable is based upon the contractually stated payment terms of each debt agreement although certain of these agreements can be called by the issuing banks at any time. Operating leases are primarily for office space and expire over the next 10 years. The timing above for the payments of estimated title losses is not set by contract. Rather, it is projected based on historical payment patterns. The actual timing of estimated title loss payments may vary materially from the above projection since claims, by their nature, are complex and paid over long periods of time. Loss reserves represent a total estimate only, whereas the other contractual obligations are determinable as to timing and amounts. Title losses paid were $136.8 million, $117.6 million and $107.2 million in 2008, 2007 and 2006, respectively.

Liquidity. Our liquidity and capital resources represent our ability to generate cash flow to meet our obligations to our shareholders, customers (payments to satisfy claims on title policies), vendors, employees, lenders and others. At December 31, 2008, our cash and investments, including amounts reserved pursuant to statutory requirements, was $654.1 million.
Our liquidity at December 31, 2008 at the holding company was comprised of cash and investments aggregating $15.4 million and short-term liabilities of $7.4 million. We know of no commitments or uncertainties that are reasonably likely to materially affect our ability to fund our cash needs at our holding company. See Notes 10 and 18 to our accompanying consolidated financial statements.
A substantial majority of our remaining consolidated cash and investments at December 31, 2008 was held by Guaranty and its subsidiaries. The use and investment of these funds, dividends to the holding company, and cash transfers between Guaranty and its subsidiaries and the holding company are subject to certain legal and regulatory restrictions. In general, Guaranty may use its cash and investments in excess of its legally-mandated statutory premium reserve (established in accordance with legal requirements under Texas regulatory provisions) to fund its insurance operations, including claims payments. Guaranty may also, subject to certain limitations and upon regulatory approval, pay dividends to the holding company and/or provide funds to its subsidiaries (whose operations consist principally of field title agency offices) for their operating and debt service needs. See Notes 2 and 3 to our accompanying consolidated financial statements.
A summary of our net consolidated cash flows for the year ended December 31 follows:

	2008	2007	2006

	($ millions)

Net cash (used) provided by operating activities	(105.2)	4.6	105.1
Net cash (used) provided by investing activities	(158.9)	7.9	(68.0)
Net cash (used) provided by financing activities	252.0	(42.4)	(38.1)
Operating activities
Our principal sources of cash from operations are premiums on title policies and title service-related receipts. Our independent agencies remit cash to us net of their contractual retention. Our principal cash expenditures for operations are employee costs, operating costs, and title claims payments.
Our negative cash flow from operations in 2008 was primarily due to our net loss, which in turn was driven by declining revenues from rapidly declining home sales combined with falling sales prices as discussed earlier. While we took aggressive actions in response to market conditions, we were unable to reduce cash expenditures for employee and other operating expenses as timely as revenues fell.
Although we have made significant progress in automating our services, our business continues to be labor intensive. As order volumes decline, we adjust staffing levels accordingly, but there is typically a lag between changes in market conditions and changes in personnel, so employee costs do not decline at the same rate as revenues decline. Further, we incur costs based on total orders received, while our revenues are earned based on orders actually closed. A decline in closing ratios from historical trends will have an adverse impact on operating results and, consequently, on cash flows. We reduced our number of employees by almost 2,200 during 2008, and the significant annualized cash savings from these reductions have not been fully realized in our 2008 operating results.

Other operating costs consist of both fixed (such as rent and other occupancy costs) and variable (such as taxes due to the various states on premium revenues) components, but are predominately fixed in nature. Since the end of December 2005, when the real estate market began to turn down, we have closed over 325 offices or branch locations. However, the leases have not yet expired on all of these locations, and we continue to incur cash rent payments on those that have not been sublet. Over the course of 2009, over 30 leases on closed offices not sublet will expire and not be renewed. All discretionary spending was sharply curtailed in 2008 and will continue to be closely monitored in 2009. We also negotiated new contracts in 2008 with vendors in key spending categories and will benefit in 2009 from the full year effect of lower prices achieved.
Cash payments on title claims have risen for each of the last three years, as follows: $136.8 million, $117.6 million, and $107.2 million for the years ended December 31, 2008, 2007, and 2006, respectively. This increase is consistent with our historical experience that title claims are filed more quickly, and there is a higher incidence of agency defalcations in declining real estate markets. While it is difficult to predict the amount of cash to be paid for policy claims, our expectation for 2009 is that claims payments will be generally equivalent to the 2008 level, and begin to decline in 2010. The insurance regulators of the states in which our underwriters are domiciled require our statutory premium reserves to be fully funded, segregated and invested in high-quality securities and short-term investments. At December 31, 2008, investments funding the statutory premium reserve aggregated $384.2 million and our statutory estimate of claims that may be reported in the future totaled $326.4 million. In addition to this restricted cash and investments, we had unrestricted cash and investments (excluding investments in affiliates) of $200.1 million which is available for their operations, including claims payments.
Investing activities
Cash from investing activities was generated principally by proceeds from investments matured and sold in the amounts of $668.5 million, $449.2 million and $435.5 million in 2008, 2007 and 2006, respectively. We used cash for the purchases of investments in the amounts of $570.3 million, $391.9 million and $405.9 million in 2008, 2007 and 2006, respectively. The cash generated from sales and maturities not reinvested was used principally to fund operations and capital expenditures.
Capital expenditures were $18.0 million, $31.4 million, and $42.0 million in 2008, 2007, and 2006, respectively. Capital expenditures declined significantly from prior year levels since almost no new offices were opened in 2008 due to poor economic conditions and we sharply curtailed spending in all other areas. We expect that capital expenditures will continue to decline in 2009 as the recession continues and we continue to aggressively manage cash flow. We have no material commitments for capital expenditures.
During the years ended 2008, 2007 and 2006, acquisitions resulted in additions to goodwill of $2.1 million, $13.7 million and $48.7 million, respectively.
During 2008, we purchased $241.5 million of investments from our exchanger funds (See Note 10 to consolidated financial statements). To fund these purchases, we drew $241.5 million under the related line of credit and pledged the investments to secure the line. Under the terms of the line of credit and related settlement agreement, we expect to repay it by June 30, 2010 by surrendering the related investments — pledged. Prior to June 30, 2010, any redemptions by the issuers of the investments owned by us would be utilized to reduce the line of credit. We do not expect to have any future net cash flow from the settlement of these investments or on the related line of credit.
Financing activities
The most significant financing activity in 2008 was the borrowing under the line of credit described in the preceding paragraph.

In addition, we borrowed $47.2 million from banks in 2008, $43.0 million of which was under short term lines of credit. Of these borrowings, $4.0 million was repaid prior to year end, $24.0 million was repaid in February 2009, and the remainder is scheduled to be repaid by June 2009. In addition, $24.0 million of other debt repayments were made in 2008 in accordance with the underlying terms of the debt, which were generally in line with scheduled payments in prior years. At December 31, 2008, we had no available borrowing capacity since the majority of our debt consists of individual unsecured term notes and the lines of credit expire as they are repaid. Of the debt outstanding at December 31, 2008, $107.2 million can be called by the issuing banks at any time. We do not expect that any of these borrowings will be called during the next twelve months. Instead, we expect to extinguish the debt from available cash or cash flows from operations as payments become due under the terms of each debt agreement.
We paid $1.7 million in cash dividends to our shareholders in 2008, representing $0.10 per common share outstanding. In 2007 and 2006, we paid cash dividends of $12.7 million and $12.9 million, respectively, representing $0.75 per common share outstanding. Our dividend was reduced based on our operating performance and our desire to conserve cash. The declaration of any future dividend is at the discretion of our Board of Directors.
During 2007, we acquired $9.5 million of our common shares under a Board of Directors’ approved stock repurchase program. No such purchases were made in 2008 or 2006, or are anticipated for 2009.
Effect of changes in foreign currency rates
The effect of changes in foreign currency rates on the consolidated statements of cash flows was a net decrease in cash and cash equivalents of $10.9 million as compared with an increase of $3.0 million and $2.4 million in 2007 and 2006, respectively. Our principal foreign operating unit is in Canada, and the value of the U.S. dollar relative to the Canadian dollar declined significantly during 2008.
***********
Due to the significant cash savings from the actions taken in 2008 as described above and elsewhere in this Form 10-K, and based on our available cash and investments as well as our expected operating results in 2009, we believe we have sufficient liquidity to meet the cash needs of our ongoing operations without supplemental debt or equity funding.
Capital resources. We consider our capital resources to be adequate, and we currently have no plans to seek any debt or equity funding in 2009. Other than scheduled maturities of debt, in 2009, operating lease payments and anticipated claims payments, we have no material commitments. Total debt and stockholders’ equity were $135.3 million (excluding a fully-collateralized line of credit of $222.7 million — see Note 10 to the consolidated financial statements), and $493.8 million, respectively, at December 31, 2008. We expect that cash flows from operations, cash flows from other sources such as income tax refunds and cash available from our underwriters, subject to regulatory restrictions, will be sufficient to fund our operations, including claims payments. However, to the extent that these funds are not sufficient, we may be required to borrow funds on terms less favorable than we currently have, or seek funding from the equity market, which may be on terms that are dilutive to existing shareholders.
Other-than-temporary impairments of investments. We recorded an other-than-temporary charge of $4.7 million in 2008 relating to equity securities held for investment. For the years ended December 31, 2007 and 2006, we have not recorded material other-than-temporary impairments of our investments.

Other comprehensive (loss) earnings. Unrealized gains and losses on investments and changes in foreign currency exchange rates are reported net of deferred taxes in accumulated other comprehensive earnings, a component of stockholders’ equity, until realized. The 2008 net unrealized investment losses of $1.0 million, which increased our comprehensive loss, were related to temporary declines in market values of equity, municipal bond and corporate bond investments and partially offset by increases in the government bond investments. For 2007 and 2006, unrealized investment gains of $1.9 million and $0.8 million, respectively, increased comprehensive earnings primarily due to changes in bond values caused by interest rate decreases. Changes in foreign currency exchange rates, primarily related to our Canadian operations, increased comprehensive loss by $18.3 million, net of taxes, in 2008 and increased comprehensive earnings $9.9 million and $1.6 million, net of taxes, in 2007 and 2006, respectively.
Off-balance sheet arrangements. We do not have any material source of liquidity or financing that involves off-balance sheet arrangements, other than our contractual obligations under operating leases. We also routinely hold funds in segregated escrow accounts pending the closing of real estate transactions and have qualified intermediaries in tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code. The Company holds the proceeds from these transactions until a qualifying exchange can occur. See Note 18 to our accompanying consolidated financial statements.
Forward-looking statements. Certain statements in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements related to future, not past, events and often address our expected future business and financial performance. These statements often contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “will” or other similar words. Forward-looking statements by their nature are subject to various risks and uncertainties that could cause our actual results to be materially different than those expressed in the forward-looking statements. These risks and uncertainties include, among other things, the severity and duration of current financial and economic conditions, the impact of recent significant decreases in the level of real estate activity, continued weakness or further adverse changes in the level of real estate activity, our ability to respond to and implement technology changes, the impact of unanticipated title losses on the need to further strengthen our policy loss reserves and any effect of title losses on our cash flows and financial condition, the impact of changes in governmental regulations, our dependence on our operating subsidiaries as a source of cash flow, the realization of expected expense savings resulting from our expense reduction steps taken in 2008, our ability to grow our international operations and our ability to respond to the actions of our competitors.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
The discussion below about our risk management strategies includes forward-looking statements that are subject to risks and uncertainties. Management’s projections of hypothetical net losses in the fair values of our market rate-sensitive financial instruments, should certain potential changes in market rates occur, are presented below. While we believe that the potential market rate changes are possible, actual rate changes could differ from our projections.
Our only material market risk in investments in financial instruments is our debt securities portfolio. We invest primarily in municipal, corporate and utilities, foreign and U.S. Government debt securities. We do not invest in financial instruments of a derivative or hedging nature.
We have established policies and procedures to minimize our exposure to changes in the fair values of our investments. These policies include retaining an investment advisory firm, an emphasis upon credit quality, management of portfolio duration, maintaining or increasing investment income through high coupon rates and actively managing our profile and security mix depending upon market conditions. We have classified all of our investments as available-for-sale (except for Investments — pledged, which are discussed in Note 10 of our consolidated financial statements).

Investments in debt securities at December 31, 2008 mature, according to their contractual terms, as follows (actual maturities may differ because of call or prepayment rights):

	Amortized
	costs	Fair values

	($ thousands)

In one year or less	36,753	36,910
After one year through two years	135,611	137,580
After two years through three years	57,338	57,786
After three years through four years	46,396	47,858
After four years through five years	29,796	29,678
After five years	201,212	204,781
Mortgage-backed securities	114	85

	507,220	514,678

We believe our investment portfolio is diversified, and we do not expect any material loss to result from the failure to perform by issuers of the debt securities we hold. Our investments are not collateralized (except for Investments — pledged, which are discussed in Note 10 of our consolidated financial statements). The mortgage-backed securities are issued by U.S. Government-sponsored entities.
Based on our debt securities portfolio and interest rates at December 31, 2008, a 100 basis-point increase (decrease) in interest rates would result in a decrease (increase) of approximately $18.8 million, or 3.7%, in the fair value of our portfolio. Changes in interest rates may affect the fair value of the debt securities portfolio and may result in unrealized gains or losses. Gains or losses would only be realized upon the sale of the investments. Any other-than-temporary declines in fair values of securities are charged to earnings.
Item 8. Financial Statements and Supplementary Data
The information required to be provided in this item is included in our audited Consolidated Financial Statements, including the Notes thereto, attached hereto as pages F-1 to F-28, and such information is incorporated in this report by reference.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Our principal executive officers and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2008, have concluded that, as of such date, our disclosure controls and procedures are adequate and effective to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.
There has been no change in our internal control over financial reporting during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As a result, no corrective actions were required or undertaken.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.
Based on our assessment, management believes that, as of December 31, 2008, our internal control over financial reporting is effective based on those criteria.
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
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information regarding our directors and executive officers will be included in our proxy statement for our 2009 Annual Meeting of Stockholders (Proxy Statement), to be filed within 120 days after December 31, 2008, and is incorporated in this report by reference.
Our Board of Directors and Executive Officers as of March 9, 2009 are:

Board of Directors:

Thomas G. Apel	President, Intrepid Ideas, Inc.
Robert L. Clarke	Senior Partner, Bracewell & Giuliani, L.L.P.
Nita B. Hanks	Senior Vice President — Employee Services, Stewart Title Guaranty Company
Paul W. Hobby	Managing Partner, Genesis Park, L.P.
Dr. E. Douglas Hodo	President Emeritus, Houston Baptist University
Laurie C. Moore	Chief Executive Officer, The Institute for Luxury Home Marketing
Malcolm S. Morris	Chairman of the Board and Co-Chief Executive Officer
Stewart Morris, Jr.	President and Co-Chief Executive Officer
Dr. W. Arthur Porter	Professor Emeritus, University of Oklahoma

Executive Officers:

Malcolm S. Morris	Chairman of the Board and Co-Chief Executive Officer
Stewart Morris, Jr.	President and Co-Chief Executive Officer
Matthew W. Morris	Senior Executive Vice President
J. Allen Berryman	Chief Financial Officer, Secretary, Treasurer, and Principal Financial Officer
E. Ashley Smith	Executive Vice President — Chief Legal Officer
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

STEWART INFORMATION SERVICES CORPORATION (Registrant)
By:	/s/ Malcolm S. Morris
Malcolm S. Morris, Co-Chief Executive Officer and Chairman of the Board of Directors

By:	/s/ Stewart Morris, Jr.
Stewart Morris, Jr., Co-Chief Executive Officer, President and Director

By:	/s/ J. Allen Berryman
J. Allen Berryman, Executive Vice President,
Chief Financial Officer, Secretary, Treasurer, and Principal Financial Officer

By:	/s/ Brian K. Glaze
Brian K. Glaze, Senior Vice President and
Principal Accounting Officer

Date: March 6, 2009
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on our behalf on March 6, 2009 by the following Directors:

/s/ Thomas G. Apel		/s/ Malcolm S. Morris

(Thomas G. Apel)	(Paul Hobby)	(Malcolm S. Morris)

/s/ Robert L. Clarke	/s/ E. Douglas Hodo	/s/ Stewart Morris, Jr.

(Robert L. Clarke)	(E. Douglas Hodo)	(Stewart Morris, Jr.)

(Nita Hanks)	(Laurie C. Moore)	(W. Arthur Porter)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Stewart Information Services Corporation:
We have audited Stewart Information Services Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Stewart Information Services Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A. Controls and Procedures. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Stewart Information Services Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Stewart Information Services Corporation and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of earnings, retained earnings and comprehensive earnings, and cash flows for each of the years in the three-year period ended December 31, 2008, and the financial statement schedules as listed in the accompanying index, and our report dated March 12, 2009 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Houston, Texas
March 12, 2009

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Stewart Information Services Corporation:
We have audited the accompanying consolidated balance sheets of Stewart Information Services Corporation and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of earnings, retained earnings and comprehensive earnings, and cash flows for each of the years in the three-year period ended December 31, 2008. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Stewart Information Services Corporation and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as whole, present fairly, in all material respects, the information set forth therein.
As discussed in Note 5 to the consolidated financial statements, the Company changed its method of accounting for certain financial instruments in 2008 due to the adoption of FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Stewart Information Services Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Houston, Texas
March 12, 2009

CONSOLIDATED STATEMENTS OF EARNINGS, RETAINED EARNINGS AND COMPREHENSIVE EARNINGS

Years Ended December 31	2008	2007	2006

	($000 omitted, except per share)
Revenues
Title insurance:
Direct operations	706,745	947,342	1,028,688
Agency operations	803,189	1,040,719	1,321,994

Real estate information	44,473	66,037	81,159
Investment income	29,134	36,073	34,913
Investment and other (losses) gains — net	(28,247)	16,520	4,727

	1,555,294	2,106,691	2,471,481

Expenses
Amounts retained by agencies	657,771	843,038	1,067,071
Employee costs	553,792	689,107	728,529
Other operating expenses	363,455	409,999	405,951
Title losses and related claims	167,828	168,501	141,557
Depreciation and amortization	40,959	41,125	37,747
Interest	5,995	6,842	6,090

	1,789,800	2,158,612	2,386,945

(Loss) earnings before taxes and minority interests	(234,506)	(51,921)	84,536
Income tax expense (benefit)	2,128	(23,926)	23,045
Minority interests	5,226	12,225	18,239

Net (loss) earnings	(241,860)	(40,220)	43,252

Retained earnings at beginning of year	597,118	649,598	619,232
Recovery of excess distribution to minority interest	—	478	—
Cash dividends on Common Stock ($.10 per share in 2008 and $.75 per share in 2007 and 2006)	(1,711)	(12,738)	(12,886)

Retained earnings at end of year	353,547	597,118	649,598

Average shares — diluted (000)	18,092	18,162	18,304

(Loss) earnings per share — basic	(13.37)	(2.21)	2.37

(Loss) earnings per share — diluted	(13.37)	(2.21)	2.36

Comprehensive (loss) earnings:
Net (loss) earnings	(241,860)	(40,220)	43,252
Other comprehensive (loss) earnings, net of taxes of ($10,371), $6,344 and $1,310	(19,261)	11,781	2,433

Comprehensive (loss) earnings	(261,121)	(28,439)	45,685

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

December 31	2008	2007

	($000 omitted)
Assets
Cash and cash equivalents	76,558	78,797
Cash and cash equivalents — statutory reserve funds	9,688	30,442

	86,246	109,239

Short-term investments	37,120	79,780

Investments in debt and equity securities, at fair value:
Statutory reserve funds	374,508	518,586
Other	156,267	98,511

	530,775	617,097
Receivables:
Notes	11,694	15,416
Premiums from agencies	35,707	48,040
Income taxes	40,406	38,084
Other	37,265	39,835
Allowance for uncollectible amounts	(17,504)	(11,613)

	107,568	129,762
Property and equipment, at cost:
Land	8,468	8,494
Buildings	22,629	22,234
Furniture and equipment	281,683	289,320
Accumulated depreciation	(229,247)	(223,591)

	83,533	96,457

Title plants, at cost	78,363	78,245
Real estate, at lower of cost or net realizable value	3,947	5,998
Investments in investees, on an equity method basis	13,685	15,810
Goodwill	210,901	208,824
Intangible assets, net of amortization	8,448	17,157
Other assets	65,956	83,605
Investments — pledged, at fair value	222,684	—

	1,449,226	1,441,974

Liabilities
Notes payable	135,276	108,714
Line of credit, at fair value	222,684	—
Accounts payable and accrued liabilities	110,769	108,658
Estimated title losses	461,532	441,324
Deferred income taxes	11,896	13,509

	942,157	672,205

Contingent liabilities and commitments

Minority interests	13,227	15,710

Stockholders’ equity
Common Stock — $1 par. Authorized 30,000,000; issued 17,439,633 and 17,311,505; outstanding 17,422,182 and 17,311,505	17,422	17,312
Class B Common Stock — $1 par, authorized 1,500,000, issued and outstanding 1,050,012	1,050	1,050
Additional paid-in capital	125,339	122,834
Retained earnings	353,547	597,118
Accumulated other comprehensive (loss) earnings:
Foreign currency translation adjustments	(3,697)	14,542
Unrealized investment gains	4,278	5,300
Treasury stock — 330,407 Common shares, at cost	(4,097)	(4,097)

Total stockholders’ equity	493,842	754,059

	1,449,226	1,441,974

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31	2008	2007	2006

	($000 omitted)

Reconciliation of net (loss) earnings to cash (used) provided by operating activities:
Net (loss) earnings	(241,860)	(40,220)	43,252
Add (deduct):
Depreciation and amortization	40,959	41,125	37,747
Provision for bad debt	9,116	5,613	3,150
Investment and other losses (gains) — net	28,247	(16,520)	(4,727)
Provisions for title losses in excess of payments	31,078	51,636	34,968
Decrease (increase) in receivables — net	11,642	(17,740)	(24,155)
Decrease (increase) in other assets — net	11,725	(1,251)	(3,997)
(Decrease) increase in payables and accrued liabilities — net	(9,593)	(20,323)	1,041
Increase (decrease) in net deferred income taxes	4,518	(8,175)	(4,232)
Minority interests	5,226	12,225	18,239
Net earnings from equity investees	(1,188)	(2,940)	(4,340)
Dividends received from equity investees	2,850	4,505	4,804
Other — net	2,122	(3,357)	3,314

Cash (used) provided by operating activities	(105,158)	4,578	105,064

Investing activities:
Proceeds from investments available-for-sale matured and sold	668,531	449,233	435,529
Purchases of investments available-for-sale	(570,257)	(391,924)	(405,942)
Purchases of investments — pledged	(241,525)	—	—
Purchases of property and equipment, title plants and real estate — net	(17,968)	(31,383)	(42,021)
Increases in notes receivable	(1,339)	(11,223)	(1,732)
Collections on notes receivable	5,061	2,667	1,667
Cash paid for acquisitions of subsidiaries — net (see below)	(55)	(8,393)	(45,398)
Cash paid for cost-basis investments, equity investees and related intangibles — net	(1,493)	(6,016)	(10,080)
Cash received for the sale of real estate	135	4,971	—

Cash (used) provided by investing activities	(158,910)	7,932	(67,977)

Financing activities:
Cash dividends paid	(1,711)	(12,738)	(12,886)
Purchases of Common Stock	—	(9,472)	—
Distributions to minority interests	(7,660)	(13,506)	(18,282)
Proceeds from line of credit	241,525	—	—
Proceeds from notes payable	47,242	14,479	17,307
Payments on notes payable	(27,978)	(21,514)	(24,778)
Proceeds from exercise of stock options and grants	569	368	517

Cash provided (used) by financing activities	251,987	(42,383)	(38,122)

Effect of changes in foreign currency exchange rates	(10,912)	2,975	2,438

(Decrease) increase in cash and cash equivalents	(22,993)	(26,898)	1,403

Cash and cash equivalents at beginning of year	109,239	136,137	134,734

Cash and cash equivalents at end of year	86,246	109,239	136,137

Supplemental information:
Assets acquired:
Goodwill	2,077	13,738	48,678
Investments	—	981	13,429
Title plants	—	4,618	10,093
Property and equipment	56	1,181	4,829
Intangible assets	—	850	3,995
Other	95	755	—
Liabilities assumed	—	(6,487)	(6,703)
Debt issued	(2,173)	(7,243)	(28,923)

Cash paid for acquisitions of subsidiaries — net	55	8,393	45,398

Income taxes — net (refund) paid	(1,708)	14,031	43,897
Interest paid	5,705	5,766	4,613

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Three Years Ended December 31, 2008)
NOTE 1
General. Stewart Information Services Corporation, through its subsidiaries (collectively, the Company), is primarily engaged in the business of providing title insurance and related services. The Company also provides real estate information services. The Company operates through a network of policy-issuing offices and agencies in the United States and international markets. Approximately 41% of consolidated title revenues for the year ended December 31, 2008 were generated in Texas, California, New York and Florida.
A. Management’s responsibility. The accompanying consolidated financial statements were prepared by management, which is responsible for their integrity and objectivity. The financial statements have been prepared in conformity with U.S. generally accepted accounting principles (GAAP), including management’s best judgments and estimates. Actual results could differ from those estimates.
B. New significant accounting pronouncements. In December 2007, SFAS No. 141(R), Business Combinations, was issued. SFAS 141(R) establishes principles and requirements for the financial statement recognition and measurement of identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141(R) also establishes the recognition and measurement of goodwill acquired in the business combination or gain from a bargain purchase and prescribes the financial statement disclosures related to the nature and financial effects of the business combination.
In December 2007, SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51, was issued. SFAS 160 establishes accounting and reporting standards for the noncontrolling (minority) interest in, and the deconsolidation of, a subsidiary.
SFAS 141(R) and SFAS 160 are required to be adopted simultaneously and are effective January 1, 2009. The Company does not believe that the impact of adopting SFAS 141(R) and SFAS 160 will be material to its consolidated financial statements.
C. Reclassifications. Certain prior year amounts in these consolidated financial statements have been reclassified for comparative purposes. Net (loss) earnings and stockholders’ equity, as previously reported, were not affected.
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
E. Statutory accounting. Stewart Title Guaranty Company (Guaranty) and other title insurance underwriters owned by the Company prepare financial statements in accordance with statutory accounting practices prescribed or permitted by regulatory authorities. See Notes 2 and 3 to our accompanying consolidated financial statements.
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
G. Title losses and related claims. The Company’s method for recording the reserves for title losses on both an interim and annual basis begins with the calculation of its current loss provision rate, which is applied to our current premiums resulting in a title loss expense for the period. This loss provision rate is set to provide for losses on current year policies and is determined using moving average ratios of recent actual policy loss payment experience (net of recoveries) to premium revenues. Large losses (those exceeding $1 million on a single claim) are analyzed and reserved for separately due to the higher severity of loss, lower volume of claims reported and sporadic reporting of such claims.
At each quarter end, the Company’s recorded reserve for title losses is initially the result of beginning with the prior period’s reserve balance for claim losses, adding the current period provision to that balance and subtracting actual paid claims, resulting in an amount that management compares to its actuarially-based calculation of the ending reserve balance. The actuarially-based calculation is a paid loss development calculation where loss development factors are selected based on company data and input from the Company’s third-party actuaries. The Company also obtains input from third-party actuaries in the form of a reserve analysis utilizing generally accepted actuarial methods. While the Company is responsible for determining its loss reserves, it utilizes this actuarial input to assess the overall reasonableness of its reserve estimation. If the Company’s recorded reserve amount is within a reasonable range of its actuarially-based reserve calculation and the actuary’s point estimate (+/- 3.0%), but not at the point estimate, the Company’s management assesses the major factors contributing to the different reserve estimates in order to determine the overall reasonableness of its recorded reserve, as well as the position of the recorded reserves relative to the point estimate and the estimated range of reserves. The major factors considered can change from period to period and include items such as current trends in the real estate industry (which management can assess although there is a time lag in the development of this data for use by the actuary), the size and types of claims reported and changes in the Company’s claims management process. If the recorded amount is not within a reasonable range of the Company’s third-party actuary’s point estimate, it will adjust the recorded reserves in the current period and reassess the provision rate on a prospective basis.
Due to the inherent uncertainty in predicting future title policy losses, significant judgment is required by both the Company’s management and its third party actuaries in estimating reserves. As a consequence, the Company’s ultimate liability may be materially greater or less than its current reserves and/or its third party actuary’s calculation.
H. Cash equivalents. Cash equivalents are highly liquid investments with insignificant interest rate risks and maturities of three months or less at the time of acquisition.
I. Short-term investments. Short-term investments comprise time deposits with banks, federal government obligations and other investments maturing in less than one year.
J. Investments in debt and equity securities. The investment portfolio is classified as available-for-sale, except for investments — pledged, which are classified as trading. Realized gains and losses on sales of investments are determined using the specific identification method. Net unrealized gains and losses on securities, net of applicable deferred taxes, are included as a component of other comprehensive earnings within stockholders’ equity. At the time unrealized gains and losses become realized, they are reclassified from accumulated other comprehensive earnings using the specific identification method. Any other-than-temporary declines in market values of securities are charged to earnings.

K. Property and equipment. Depreciation is principally computed using the straight-line method at the following rates: buildings — 30 to 40 years and furniture and equipment — 3 to 10 years. Maintenance and repairs are expensed as incurred while improvements are capitalized. Gains and losses are recognized at disposal.
L. Title plants. Title plants include compilations of a county’s official land records, prior examination files, copies of prior title policies, maps and related materials that are geographically indexed to a specific property. The costs of acquiring existing title plants and creating new ones, prior to the time such plants are placed in operation, are capitalized. Title plants are not amortized since there is no indication of any loss of value over time but are subject to review for impairment. The costs of maintaining and operating title plants are expensed as incurred. Gains and losses on sales of copies of title plants or interests in title plants are recognized at the time of sale.
M. Goodwill. Goodwill is the excess of the purchase price over the fair value of net assets acquired. Goodwill is not amortized but is reviewed annually and upon the occurrence of an event indicating an impairment has occurred. If determined to be impaired, the impaired portion is expensed to current operations. The process of determining impairment relies on projections of future cash flows, operating results and market conditions. Uncertainties exist in these projections and are subject to changes relating to factors such as interest rates and overall real estate market conditions. There were no impairment write-offs of goodwill during the years ended December 31, 2008, 2007 and 2006. However, to the extent that the Company’s future operating results are below management’s projections, or in the event of continued adverse market conditions, a future review for impairment may be required.
N. Acquired intangibles. Intangible assets are mainly comprised of non-compete and underwriting agreements and are amortized on a straight-line basis over their estimated lives, which are primarily 3 to 10 years.
O. Other long-lived assets. The Company reviews the carrying values of title plants and other long-lived assets if certain events occur that may indicate impairment. An impairment of these long-lived assets is indicated when projected undiscounted cash flows over the estimated lives of the assets are less than carrying values. If impairment is determined by management, the recorded amounts are written down to fair values. In June 2008, the Company’s REI segment incurred an impairment charge of $6.0 million relating to its internally developed software that the Company subsequently determined will not be deployed into production. There were no impairment write-offs of long-lived assets during the years ended December 31, 2007 and 2006.
The Company had investments accounted for using the cost-basis aggregating $26,649,000 and $27,300,000 at December 31, 2008 and 2007, respectively. Cost-basis investments are included in other assets on the Company’s consolidated balance sheets and are evaluated periodically for impairment. The Company incurred impairment charges of $1,671,000 for cost-basis investments during the year ended December 31, 2008. There were no impairment charges recorded for cost-basis investments during the years ended December 31, 2007 and 2006.
P. Fair values. The fair values of financial instruments, including cash and cash equivalents, short-term investments, notes receivable, notes payable and accounts payable, are determined by the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal, or most advantageous, market for the asset or liability in an orderly transaction between market participants at the measurement date. This conforms to SFAS No. 157, Fair Value Measurements, which the Company adopted, effective January 1, 2008. The fair values of these financial instruments approximate their carrying values. Investments in debt and equity securities and certain financial instruments are carried at their fair values (Notes 4 and 5).
Q. Derivatives and hedging. The Company does not invest in financial instruments of a derivative or hedging nature.

R. Leases. The Company recognizes rent expense under non-cancelable operating leases, which generally expire over the next 10 years, on the straight-line basis over the terms of the leases, including provisions for any free rent periods or escalating lease payments.
S. Income taxes. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the tax basis and the book carrying values of certain assets and liabilities. To the extent that we believe our deferred tax assets may not be realizable, we establish a valuation allowance. When we establish a valuation allowance, or increase (decrease) the allowance during the year, we record a tax expense (benefit) in our consolidated statement of earnings. Enacted tax rates are used in calculating amounts.
The Company applies FIN 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. FIN 48 specifies the accounting for uncertainties in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.
T. Stock option plan. The Company accounts for its stock option plan, which authorizes the granting of up to 900,000 options for shares of its Common Stock, in accordance with SFAS No. 123(R), Share-Based Payment, and uses the modified prospective method under which share-based compensation expense is recognized for new share-based awards granted, and any outstanding awards that are modified, repurchased or cancelled subsequent to January 1, 2006. At the date of grant, the fair value of the options, which is estimated using the Black-Scholes Model, is used to record compensation expense. All options expire 10 years from the date of grant and are granted with an exercise price equal to the closing market price of the Company’s Common Stock on the date of grant. There are no unvested awards since all options are immediately exercisable.
NOTE 2
Restrictions on cash and investments. Statutory reserve funds of $374,508,000 and $518,586,000 and cash and cash equivalents of $9,688,000 and $30,442,000 at December 31, 2008 and 2007, respectively, were maintained to comply with legal requirements for statutory premium reserves and state deposits. These funds are not available for any other purpose. In the event that the insurance regulators adjust the determination of the statutory premium reserves of the Company’s title insurers, this could increase or decrease the restricted funds.
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
Guaranty cannot pay a dividend in excess of certain limits without the approval of the Texas Insurance Commissioner. The maximum dividend to its parent that can be paid after such approval in 2009 is $66,453,000. Guaranty did not declare a dividend in 2008 but declared dividends of $2,000,000 and $13,000,000 in 2007 and 2006, respectively.
Dividends from Guaranty are also voluntarily restricted primarily to maintain statutory surplus and liquidity at competitive levels and to demonstrate significant claims payment ability. The ability of a title insurer to pay claims can significantly affect the decision of lenders and other customers when buying a policy from a particular insurer.

Surplus as regards policyholders for Guaranty was $332,265,000 and $515,901,000 at December 31, 2008 and 2007, respectively. Statutory net (loss) income for Guaranty was ($9,284,000), ($6,459,000) and $36,905,000 in 2008, 2007 and 2006, respectively.
NOTE 4
Investments in debt and equity securities. The amortized costs and fair values at December 31 follow:

	2008		2007
	Amortized	Fair	Amortized	Fair
	costs	values	costs	values
	($000 omitted)

Debt securities:
Municipal	89,172	90,118	235,918	239,107
Corporate and utilities	181,172	175,244	163,623	164,598
Foreign	114,050	122,360	125,359	127,404
U.S. Government	122,712	126,871	47,845	49,539
Mortgage-backed	114	85	225	198
Equity securities	16,974	16,097	35,973	36,251

	524,194	530,775	608,943	617,097

Gross unrealized gains and losses at December 31 were:

	2008		2007
	Gains	Losses	Gains	Losses
	($000 omitted)

Debt securities:
Municipal	1,753	807	3,493	304
Corporate and utilities	1,531	7,459	2,560	1,585
Foreign	8,310	—	2,513	468
U.S. Government	4,159	—	1,716	22
Mortgage-backed	—	29	—	27
Equity securities	258	1,135	2,110	1,832

	16,011	9,430	12,392	4,238

Debt securities at December 31, 2008 mature, according to their contractual terms, as follows (actual maturities may differ because of call or prepayment rights):

	Amortized	Fair
	costs	values

	($000 omitted)

In one year or less	36,753	36,910
After one year through five years	269,141	272,902
After five years through ten years	126,548	131,395
After ten years	74,664	73,386
Mortgage-backed securities	114	85

	507,220	514,678

Gross unrealized losses on investments and the fair values of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2008, were:

	Less than		More than
	12 months		12 months		Total

	Losses	Fair values	Losses	Fair values	Losses	Fair values

			($000 omitted)

Debt securities:
Municipal	692	17,256	115	3,476	807	20,732
Corporate and utilities	2,888	49,591	4,571	46,514	7,459	96,105
Foreign	—	—	—	—	—	—
U.S. Government	—	103	—	—	—	103
Mortgage-backed	—	—	29	85	29	85
Equity securities	1,106	11,708	29	96	1,135	11,804

	4,686	78,658	4,744	50,171	9,430	128,829

The unrealized loss positions were primarily caused by interest rate fluctuations. The number of investments in an unrealized loss position at December 31, 2008 was 190. Since the Company has the intent and ability to hold its debt securities until maturity or until there is a market price recovery, and no significant credit risk is deemed to exist, these investments are not considered other-than-temporarily impaired.
Gross unrealized losses on investments and the fair values of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2007, were:

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

NOTE 5
Fair value measurements. Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements, which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal, or most advantageous, market for the asset or liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs when possible. The three levels of inputs used to measure fair value are as follows:
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
At December 31, 2008, financial instruments measured at fair value on a recurring basis are summarized below:

				Fair value
	Level 1	Level 2	Level 3	measurements

	($000 omitted)

Short-term investments	37,120	—	—	37,120
Investments available-for-sale	253,772	262,128	14,875	530,775
Investments — pledged	—	—	222,684	222,684
Line of credit	—	—	(222,684)	(222,684)

	290,892	262,128	14,875	567,895

At December 31, 2008, Level 1 financial instruments consist of short-term investments, U.S. and foreign government bonds and equity securities. Level 2 financial instruments consist of municipal and corporate bonds. Level 3 financial instruments consist of auction rate securities and a related line of credit.

Level 3 financial instruments are summarized below:

	Investments	Investments—
	available-for-sale	pledged	Line of credit

	($000 omitted)

December 31, 2007	—	—	—
Purchased	28,693	241,525	(241,525)
Sold	(22,750)	(422)	422
Transferred to Level 3	9,450	—	—
Unrealized (loss) gain	(518)	(18,419)	18,419

December 31, 2008	14,875	222,684	(222,684)

Effective January 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which provides entities the option to measure many financial instruments and certain other items at fair value. Entities that choose the fair value option will recognize in earnings, at each subsequent reporting date, any unrealized gains and losses on items for which the fair value option was elected. The Company has elected the fair value option for the line of credit, which it entered into in September 2008 in connection with the auction rate securities settlement discussed in Note 10. The fair value of investments — pledged is determined using a discounted cash flow methodology.
NOTE 6
Investment income. Income from investments and gross realized investment and other gains and losses follow:

	2008	2007	2006

	($000 omitted)
Investment income:
Debt securities	22,272	24,119	22,505
Short-term investments, cash equivalents and other	6,862	11,954	12,408

	29,134	36,073	34,913

Investment and other (losses) gains:
Realized losses	(43,746)	(2,349)	(2,110)
Realized gains	15,499	18,869	6,837

	(28,247)	16,520	4,727

The sales of investments resulted in proceeds of $419,067,000 in 2008, $94,829,000 in 2007 and $72,659,000 in 2006. Expenses assignable to investment income were insignificant. There were no significant investments at December 31, 2008 that did not produce income during the year. For the year 2008, investment and other (losses) gains — net included realized investment losses relating to impairments totaling $12,400,000 for equity method and cost-basis investments, $10,358,000 from the sales and write-offs of investments in consolidated subsidiaries, $8,900,000 for office closure costs and $4,700,000 for other-than-temporary impairments of equity securities held for investment.

In January 2007, the Company sold its mapping and aerial photography businesses to a third party but continues to acquire spatial and digital imagery from those companies and uses those images in certain of the products sold in the Company’s operations or directly sells those images through its real estate information portal. Accordingly, the Company has not reflected the results of operations or the gain on sale of these businesses as discontinued operations. The Company received consideration consisting of stock of the buyer valued at $9,750,000, net of selling expenses. There was no net cash received from the sale due to payment of certain selling expenses and debt. The Company recorded a pretax gain (included in the REI segment at Note 21) of $3,204,000 from the sale of these subsidiaries, which is included in investment and other gains — net in the consolidated statements of earnings, retained earnings and comprehensive earnings.
Also included in investment and other gains — net in the consolidated statements of earnings, retained earnings and comprehensive earnings for the year ended December 31, 2007 is a $5,566,000 gain from the sale of real estate. The real estate was owned by a consolidated subsidiary, which has significant minority interest shareholders.
NOTE 7
Income taxes. The income tax provision consists of the following:

	2008	2007	2006

	($000 omitted)
Current:
Federal	(17,329)	(21,255)	18,879
State	1,728	(1,111)	2,748
Foreign	7,225	6,615	5,650
Deferred	10,504	(8,175)	(4,232)

Income tax expense (benefit)	2,128	(23,926)	23,045

The following reconciles federal income taxes computed at the statutory rate with income taxes as reported.

	2008	2007	2006

	($000 omitted)

Expected income tax (benefit) expense at 35% (1)	(83,906)	(22,451)	23,204
State income tax (benefit) expense — Net of federal tax benefits	(1,180)	(722)	1,786
Foreign taxes, net of U.S. tax credits	3,534	2,066	1,672
Tax-exempt interest	(3,301)	(4,171)	(4,638)
Meals and entertainment	2,519	3,132	2,748
Minority interests — corporate investees	34	684	1,593
Dividends received deductions on investments	(1,052)	(2,498)	(2,125)
Foreign earnings not subject to U.S. income taxes	(1,691)	(3,004)	(1,763)
Valuation allowance	85,803	(38)	452
Other — net	1,368	3,076	116

Income tax expense (benefit)	2,128	(23,926)	23,045

Effective income tax rates (%) (1)	(0.9)	37.3	34.8

(1)	Calculated using (loss) earnings before taxes and after minority interests.

Deferred income taxes at December 31, 2008 and 2007 were as follows:

	2008	2007

	($000 omitted)

Deferred tax assets:
Accruals not currently deductible:
Deferred compensation	4,654	5,940
Deferred rent	5,087	4,409
Litigation reserves	7,444	2,402
Other	2,780	2,017
Allowance for uncollectible amounts	5,056	2,998
Book over tax depreciation	10,226	2,769
Book over tax investment adjustments	2,417	1,839
Investments in partnerships	1,269	2,061
Net operating loss carryforwards	31,642	791
Foreign tax credit carryforwards	8,240	—
Foreign currency translation adjustments	288	—
Tax over book title loss provisions	9,329	—
Other	1,766	1,283

	90,198	26,509
Valuation allowance	(86,616)	(414)

	3,582	26,095

Deferred tax liabilities:
Tax over book amortization — goodwill and other intangibles	(5,719)	(4,762)
Unrealized gains on investments	(2,303)	(2,854)
Cash surrender value of insurance policies	(4,312)	(3,470)
Foreign currency translation adjustments	—	(5,293)
Tax over book title loss provisions	—	(18,333)
Title plants acquired	(449)	(3,022)
Other	(2,695)	(1,870)

	(15,478)	(39,604)

Net deferred income taxes	(11,896)	(13,509)

The Company has provided a valuation allowance on deferred tax assets in excess of deferred tax liabilities for which realization is not considered more likely than not. This valuation allowance was established in accordance with current accounting standards due to the Company’s cumulative three-year operating losses rather than based on an assessment of future profitability. However, as the Company returns to profitability, the valuation allowance will be evaluated for reversal. The Company has $76,736,000 of federal and $47,729,000 of state net operating losses (NOL). The federal NOL will expire in 2029, and the state NOL will expire at various intervals, depending on the state, between 2013 and 2029. The Company is determining if an ownership change has occurred under Section 382 in which case the utilization of our federal NOL would be subject to an annual limitation.
The Company had federal income taxes receivable of approximately $39,575,000 and $36,476,000 at December 31, 2008 and 2007, respectively, and state income taxes receivable of approximately $831,000 and $1,608,000 at December 31, 2008 and 2007.
The Company has no significant unrecognized tax benefits. With few exceptions, the Company is no longer subject to U.S. federal, state, and local, or non-U.S. income tax examinations by taxing authorities for years before 2005.

NOTE 8
Goodwill and acquired intangibles. A summary of goodwill follows:

	Title	REI	Total

	($000 omitted)

Balances at December 31, 2006	180,895	23,407	204,302
Acquisitions	13,738	—	13,738
Sale (Note 6)	—	(9,216)	(9,216)

Balances at December 31, 2007	194,633	14,191	208,824
Acquisitions	2,077	—	2,077

Balances at December 31, 2008	196,710	14,191	210,901

Amortization expense for acquired intangibles was $4,307,000, $5,305,000 and $5,315,000 in 2008, 2007 and 2006, respectively. Accumulated amortization of intangibles was $21,377,000 and $17,070,000 at December 31, 2008 and 2007, respectively. In each of the years 2009 through 2013, the estimated amortization expense will be less than $2,000,000.
NOTE 9
Equity investees. Certain summarized aggregate financial information for equity investees follows:

	2008	2007	2006

	($000 omitted)

For the year:
Revenues	57,543	70,005	77,286
Net earnings	2,171	6,197	12,195

At December 31:
Total assets	27,023	30,009	30,954
Notes payable	3,877	4,045	1,280
Stockholders’ equity	12,283	19,143	23,040

Net premium revenues from policies issued by equity investees were approximately $5,353,000, $7,040,000 and $10,747,000 in 2008, 2007 and 2006, respectively. Earnings related to equity investees (in which the Company typically owns 20% through 50% of the equity) were $1,188,000, $2,940,000 and $4,340,000 in 2008, 2007 and 2006, respectively. These amounts are included in title insurance — direct operations in the consolidated statements of earnings, retained earnings and comprehensive earnings.
Goodwill related to equity investees was $8,821,000 and $8,862,000 at December 31, 2008 and 2007, respectively, and these balances are included in investments in investees in the consolidated balance sheets. Equity investments, including the related goodwill balances, are reviewed for impairment (Note 1M).

NOTE 10
Notes payable and line of credit.

	2008	2007

	($000 omitted)

Banks — primarily unsecured, varying payments and at LIBOR(1) plus 0.50%	128,665	101,655
Other than banks	6,611	7,059

	135,276	108,714

(1)	1.43% and 4.70% at December 31, 2008 and 2007, respectively.
In December 2005, the Company executed an agreement with a bank for a $31,156,000 loan bearing interest at a fixed interest rate of 5.97% per annum. The total outstanding balance at December 31, 2008 under this agreement was $21,037,000. The loan requires that the Company maintain a minimum liquidity ratio, as defined, throughout the term of the agreement, except that there was no liquidity ratio requirement at December 31, 2008. The Company was in compliance with this covenant at December 31, 2007.
Of the Company’s remaining debt at December 31, 2008, $107,192,000 is unsecured and may be called for any reason by the issuing banks. As in previous years, the Company does not expect that this debt will be called by the banks during the next 12 months. Instead, the Company expects to extinguish the debt as payments become due under the terms of each debt agreement.
Principal payments on the notes, based upon the contractual maturities, are due in the amounts of $63,932,000 in 2009, $36,949,000 in 2010, $18,986,000 in 2011, $10,655,000 in 2012, $1,135,000 in 2013 and $3,619,000 subsequent to 2013.
On September 30, 2008, the Company entered into a $241,525,000 line of credit agreement with a bank from which the Company had acquired auction rate securities. The line of credit is a demand loan in an amount equal to the full par value of the auction rate securities that secure the loan and was fully drawn at December 31, 2008.
Under the terms of the line of credit agreement, the lender’s sole source of funds to repay the amounts drawn on the line of credit is limited to the auction rate securities held by the lender and pledged as collateral on the loan and included in investments — pledged in the consolidated balance sheet. The lender may sell or liquidate the collateral at any time in which case the lender’s only recourse is to the proceeds of that sale or liquidation. The line of credit is structured such that there is no anticipated net cost to the Company (the interest charged on the line of credit is to be offset by the interest earned on the auction rate securities). The lender may pursue a deficiency if certain recourse events occur, including an interest payment default (but not a default in payment of principal), breach of a covenant or an event of bankruptcy or insolvency. The Company expects the line of credit to be repaid in full by June 30, 2010 either through the transfer of the collateral (the auction rate securities held by lender) to the lender at par value under the line of credit agreement or pursuant to the lender’s settlement with state regulatory agencies.

In connection with the line of credit, the Company has recorded $241,525,000 in auction rate securities on its consolidated balance sheet at December 31, 2008. These auction rate securities are currently classified as trading securities, and accordingly, any changes in the fair value of the securities are charged to earnings. For the year ended December 31, 2008, a charge of $18,419,000 was recorded to investment income, which reduced the carrying value of the auction rate securities to their fair value of $222,684,000. The Company has also elected to apply the fair value provisions of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, to the related line of credit agreement. As a result, the line of credit was also reduced to its fair value of $222,684,000, which was determined based on the value of the underlying collateral that will be utilized to satisfy the obligation, and an offsetting reduction (credit) totaling $18,419,000 of the line of credit balance was recorded to investment income. These fair value adjustments resulted in no net impact in the consolidated statement of earnings for the year ended December 31, 2008.
NOTE 11
Estimated title losses.

	2008	2007	2006

	($000 omitted)

Balances at January 1	441,324	384,396	346,704
Provisions:
Current year	126,301	160,728	141,370
Previous policy years	41,527	7,773	187

Total provisions	167,828	168,501	141,557
Payments:
Current year	(23,607)	(18,972)	(25,860)
Previous policy years	(113,144)	(98,578)	(81,310)

Total payments	(136,751)	(117,550)	(107,170)

Effects of changes in foreign currency exchange rates	(10,869)	5,977	581
Reserve balances acquired	—	—	2,724

Balances at December 31	461,532	441,324	384,396

Provisions for title losses, as a percentage of title operating revenues, were 11.1%, 8.5% and 6.0% in 2008, 2007 and 2006, respectively. The previous policy years’ title loss provision amount was unfavorable in the year 2008 due to a reserve adjustment of $32,000,000 related to higher than expected loss payment experience for policy years 2005 through 2007. An adjustment related to prior years’ experience of $7,500,000 was recorded in 2007. The 2008 current year provision also included a charge of $30,200,000 for large title losses primarily related to independent agency defalcations and fraud, as well as mechanic lien claims. This total was reduced by $11,602,000 in insurance recoveries received during the year. Title loss provisions included $33,400,000 and $9,200,000 million primarily for large title claims in 2007 and 2006, respectively.
For the year ended December 31, 2008 and 2007, the increase in payments relating to previous years is consistent with the rise in title claims resulting from the real estate market decline. Typically, the Company experiences a higher frequency of losses, including agency defalcations, which increase in frequency and are reported sooner after policy issuance, in real estate markets where transaction volumes and prices are decreasing.

NOTE 12
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
At December 31, 2008 and 2007, there were 145,820 shares of Common Stock held by a subsidiary of the Company. These shares are considered retired but may be issued from time to time in lieu of new shares.

NOTE 13
Changes in stockholders’ equity.

	Common
	and Class B Common		Accumulated other
	Stock	Additional paid-in	comprehensive	Treasury
	($1 par value)	capital	earnings	stock

	($000 omitted)

Balances at December 31, 2005	18,480	126,887	5,628	(3,914)
Stock bonuses and other	35	1,930	—	—
Exercise of stock options	42	809	—	—
Tax benefit of options exercised	—	334	—	—
Net change in unrealized gains and losses	—	—	1,304	—
Net realized gain reclassification	—	—	(456)	—
Foreign currency translation	—	—	1,585	—

Balances at December 31, 2006	18,557	129,960	8,061	(3,914)
Stock bonuses and other	34	1,557	—	—
Exercise of stock options	29	522	—	(183)
Common Stock repurchased	(258)	(9,214)	—	—
Tax benefit of options exercised	—	9	—	—
Net change in unrealized gains and losses	—	—	3,044	—
Net realized gain reclassification	—	—	(1,143)	—
Foreign currency translation	—	—	9,880	—

Balances at December 31, 2007	18,362	122,834	19,842	(4,097)
Stock bonuses and other	81	1,965	—	—
Exercise of stock options and grants	29	540	—	—
Net change in unrealized gains and losses	—	—	1,278	—
Net realized gain reclassification	—	—	(2,300)	—
Foreign currency translation	—	—	(18,239)	—

Balances at December 31, 2008	18,472	125,339	581	(4,097)

In November 2006, the Company’s Board of Directors approved a plan to purchase up to 1.5% of the Company’s outstanding Common Stock. In 2007, the Company announced its plan and began purchasing shares of its Common Stock. The Company purchased the full 1.5%, or 258,234 shares, for approximately $9,459,000, at an average price of $36.63 per share (excluding commissions) and, accordingly, the plan expired in 2007. All stock purchases were made in the open market and no stock was purchased directly from officers or directors of the Company. All purchases were made in compliance with applicable securities laws and other legal and regulatory requirements. The Company has cancelled all shares that were purchased under this plan and, accordingly, Common Stock and additional paid-in capital have been reduced.

NOTE 14
Share-based incentives. The stock options activity is summarized as follows:

		Weighted-
		average exercise
	Options	prices ($)
December 31, 2006	433,356	29.11
Granted	22,200	26.83
Exercised	(29,156)	18.92

December 31, 2007	426,400	29.69
Exercised	(29,000)	18.81

December 31, 2008	397,400	30.48

At December 31, 2008, the weighted-average remaining contractual lives of options outstanding were 4.5 years and the aggregate intrinsic value of dilutive options was $800,000. During the years ended December 31, 2008, 2007 and 2006, the aggregate intrinsic values of options exercised were $270,000, $609,000 and $1,221,000, respectively. The tax benefits of options exercised in 2008 and 2007 were not material. The Company recognized a tax benefit of $334,000 related to options exercised in 2006.
The weighted-average fair values of options granted in 2007 and 2006 were $9.48 and $16.32, respectively. No options were granted in 2008.
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
On March 3, 2008, the Company granted 42,000 restricted shares, which vested December 31, 2008, to its Executive Officers and, accordingly, recorded compensation expense of approximately $1,000,000 for the year ended December 31, 2008.
The Company’s Board of Directors approved, subject to shareholder approval, the Strategic Incentive Pool Plan (SIPP) in May 2008. The SIPP is a 34-month cash incentive plan tied to three quantifiable strategic targets. The total amount of the SIPP available for distribution will be the cash equivalent of the fair market value of 50,000 shares of the Company’s Common Stock as of the last trading day of 2010. Subject to certain conditions, and to the extent each of the three equally weighted, independent targets set out under the plan are achieved, the cash award would be made in equal amounts to each of the Co-Chief Executive Officers. At least half of the after-tax cash received by each Co-Chief Executive Officer must be invested in the Company’s Common Stock within 90 days of the award. The Company will accrue compensation expense in the period in which achievement of targets becomes probable. No compensation expense was recorded for the year ended December 31, 2008 relating to the SIPP.
NOTE 15
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
In calculating the effect of options and determining diluted earnings per share, the weighted-average number of shares used in calculating basic earnings per share was increased by 90,000 in 2006. Options to purchase 133,000 were excluded from the computation of diluted earnings per share in 2006. These options were considered anti-dilutive since the exercise prices of the options were greater than the weighted-average market values of the shares.
As the Company reported a net loss for the years ended December 31, 2008 and 2007, there was no calculation of diluted earnings per share as all outstanding options were considered anti-dilutive.
NOTE 16
Reinsurance. As is industry practice, the Company cedes risks to other title insurance underwriters and reinsurers on certain transactions. However, the Company remains liable if the reinsurer should fail to meet its obligations. The Company also assumes risks from other underwriters. Payments and recoveries on reinsured losses were insignificant during the three years ended December 31, 2008. The total amount of premiums for assumed and ceded risks was less than 1% of consolidated title revenues in each of the last three years.
NOTE 17
Leases. Rent expense was $61,888,000 in 2008, $71,478,000 in 2007 and $66,052,000 in 2006. The future minimum lease payments are summarized as follows (in thousands of dollars):

2009	49,060
2010	39,135
2011	30,545
2012	22,265
2013	17,290
2014 and after	35,331

193,626

NOTE 18
Contingent liabilities and commitments. The Company routinely holds third-party funds in segregated escrow accounts pending the closing of real estate transactions. This resulted in a contingent liability to the Company of approximately $721,098,000 at December 31, 2008. The Company realizes economic benefits from certain commercial banks holding these escrow deposits. These escrow funds are not invested under, and do not collateralize, the arrangements with the banks. Under these arrangements, there were no outstanding balances or liabilities at December 31, 2008 and 2007.
In addition, the Company is contingently liable for disbursements of escrow funds held by agencies in those cases where specific insured closing guarantees have been issued.
The Company has qualified intermediaries in tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code. The Company holds the proceeds from these transactions until a qualifying exchange can occur. This resulted in a contingent liability to the Company of approximately $385,121,000 at December 31, 2008. As is industry practice, these escrow and Section 1031 exchanger fund accounts are not included in the consolidated balance sheets.

At December 31, 2008, the exchanger funds included approximately $99,950,000 of auction rate securities. As of January 28, 2009, these auction rate securities were redeemed at par value resulting in no effect on the Company’s consolidated financial statements.
At December 31, 2008, the Company was contingently liable for guarantees of indebtedness owed primarily to banks and others by certain third parties. The guarantees relate primarily to business expansion and expire no later than 2019. At December 31, 2008, the maximum potential future payments on the guarantees amounted to $6,926,000. Management believes that the related underlying assets and available collateral, primarily corporate stock and title plants, would enable the Company to recover amounts paid under the guarantees. The Company believes no provision for losses is needed since no loss is expected on these guarantees.
In the ordinary course of business the Company guarantees the third-party indebtedness of certain of its consolidated subsidiaries. At December 31, 2008, the maximum potential future payments on the guarantees are not more than the related notes payable recorded in the consolidated balance sheets (Note 10). The Company also guarantees the indebtedness related to lease obligations of certain of its consolidated subsidiaries. The maximum future obligations arising from these lease-related guarantees are not more than the Company’s future minimum lease payments (Note 17).
In addition, the Company has unused letters of credit amounting to $3,639,000, primarily related to workers’ compensation coverage.
NOTE 19
Regulatory and legal developments. In June 2008, the California Department of Insurance released for public notice and comment revised regulations that place certain limits on payments by title insurance marketing representatives to agents and brokers, eliminate a previously proposed interim rate reduction and a maximum rate formula, and substantially scale back the proposed financial data requirements on title insurance companies. The final regulations are expected to be approved by July 1, 2009.
The Company cannot predict the outcome of proposed regulations. However, to the extent that rate decreases are mandated in the future, the outcome could materially affect its consolidated financial condition or results of operations.
The Company is subject to administrative actions and litigation relating to the basis on which premium taxes are paid in certain states. Additionally, the Company has received various other inquiries from governmental regulators concerning practices in the insurance industry. Many of these practices do not concern title insurance and the Company does not anticipate that the outcome of these inquiries will materially affect its consolidated financial condition or results of operations.

The Company is also subject to various other administrative actions and inquiries into its conduct of business in certain of the states in which it operates. While the Company cannot predict the outcome of the various regulatory and administrative matters, it believes that it has adequately reserved for these matters referenced above and that any outcome will not materially affect its consolidated financial condition or results of operations.
Stewart Title of California, Inc., a subsidiary of the Company, is a defendant in four putative class action lawsuits filed in California state and federal courts. These lawsuits are commonly referred to as “wage and hour” lawsuits. These lawsuits generally claim, among other things, that (i) the plaintiffs were misclassified as exempt employees and were not paid overtime, (ii) the overtime payments made to non-exempt employees were miscalculated and (iii) the plaintiffs worked overtime hours, but were not paid. The plaintiffs seek compensatory damages, statutory compensation, penalties and restitution, exemplary and punitive damages, declaratory relief, interest and attorneys fees. The Company is seeking to consolidate the two federal court cases. All of these cases are in the discovery stage and their outcomes cannot be predicted with certainty at this time. The Company intends to vigorously defend itself against the allegations. The Company does not believe that the outcomes will materially affect its consolidated financial condition or results of operations.
On January 12, 2009, a lawsuit was filed against four defendants, including the Company’s subsidiaries, Stewart Title Guaranty Company and Stewart Title of California, Inc., entitled Wooldridge, et al v. Stewart Title Guaranty Co., et al, Superior Court of the State of California for the County of San Luis Obispo. The plaintiffs allege that they suffered damages relating to loans or interests in loans made in connection with several properties in San Luis Obispo County. The plaintiffs assert causes of action against the Company’s subsidiaries for breach of contract, negligence, and violation of fair claims settlement practices and breach of covenants of good faith and fair dealings. Although the Company cannot predict the outcome of this action, it intends to vigorously defend itself against the allegations and does not believe that the outcome will materially affect its consolidated financial condition or results of operations.
In February 2008, an antitrust class action was filed in the United States District Court for the Eastern District of New York against Stewart Title Insurance Company, Monroe Title Insurance Corporation, Stewart Information Services Corporation (SISCO), several other unaffiliated title insurance companies and the Title Insurance Rate Service Association, Inc. (TIRSA). The complaint alleges that the defendants violated Section 1 of the Sherman Act by collectively filing proposed rates for title insurance in New York through TIRSA, a state-authorized and licensed rate service organization.
Complaints were subsequently filed in the federal district courts for the Eastern and Southern Districts of New York and federal district courts in Pennsylvania, New Jersey, Ohio, Florida (since dismissed), Massachusetts, Arkansas, California, Washington, West Virginia, Texas and Delaware. All of the complaints make similar allegations, except that certain of the complaints also allege violations of RESPA statutes and various state consumer protection laws. The complaints generally request treble damages in unspecified amounts, declaratory and injunctive relief, and attorneys’ fees. At least 72 such complaints are currently pending (and have been consolidated in the aforementioned jurisdictions), each of which names SISCO and/or one or more of its affiliates as a defendant. Although the Company cannot predict the outcome of these actions, it intends to vigorously defend itself against the allegations and does not believe that the outcome will materially affect its consolidated financial condition or results of operations.
The Company is also subject to lawsuits incidental to its business, most of which involve disputed policy claims. In many of these lawsuits, the plaintiff seeks exemplary or treble damages in excess of policy limits based on the alleged malfeasance of an issuing agency. The Company does not expect that any of these proceedings will have a material adverse effect on its consolidated financial condition or results of operations. Along with the other major title insurance companies, the Company is party to a number of class action lawsuits concerning the title insurance industry. The Company believes that it has adequate reserves for the various litigation matters and contingencies discussed above and that the likely resolution of these matters will not materially affect its consolidated financial condition or results of operations.

NOTE 20
Variable interest entities. The Company, in the ordinary course of business, enters into joint ventures and partnerships related to its title operations. These entities are immaterial to the Company’s consolidated financial condition and results of operations individually and in the aggregate. At December 31, 2008, the Company had no material exposure to loss associated with variable interest entities to which it is a party.
NOTE 21
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

	Title	REI		Total
	($000 omitted)

2008:
Revenues	1,510,821	44,473		1,555,294
Intersegment revenues	320	2,883		3,203
Depreciation and amortization	32,410	8,549	(1)	40,959
Loss before taxes and minority interests	(219,341)	(15,165)	(1)	(234,506)
Identifiable assets	1,382,736	66,490		1,449,226
2007:
Revenues	2,037,450	69,241	(2)	2,106,691
Intersegment revenues	437	4,290		4,727
Depreciation and amortization	37,727	3,398		41,125
(Loss) earnings before taxes and minority interests	(57,241)	5,320	(2)	(51,921)
Identifiable assets	1,369,649	72,325		1,441,974
2006:
Revenues	2,390,322	81,159		2,471,481
Intersegment revenues	1,066	3,994		5,060
Depreciation and amortization	33,973	3,774		37,747
Earnings before taxes and minority interests	83,234	1,302		84,536
Identifiable assets	1,387,365	70,842		1,458,207

(1)	Includes a pretax charge of $6,011,000 relating to the impairment of internally developed software that the Company subsequently determined will not be deployed into production.

(2)	Includes a $3,204,000 gain from the sale of subsidiaries, which is included in investment and other gains — net in the consolidated statements of earnings, retained earnings and comprehensive earnings.
Revenues generated for the years ended December 31 in the United States and all international operations follows:

	2008	2007	2006
	($000 omitted)

United States	1,453,598	1,991,387	2,377,294
International	101,696	115,304	94,187

	1,555,294	2,106,691	2,471,481

NOTE 22
Quarterly financial information (unaudited).

	Mar 31	June 30	Sept 30	Dec 31	Total

	($000 omitted, except per share)

Revenues:
2008	394,137	428,547	396,665	335,945	1,555,294
2007	531,674	573,429	501,918	499,670	2,106,691

Net (loss) earnings:
2008	(25,292)	(28,588)	(29,975)	(158,005)	(241,860)
2007	(4,762)	10,124	(14,270)	(31,312)	(40,220)

Diluted (loss) earnings per share:
2008	(1.40)	(1.58)	(1.66)	(8.72)	(13.37)
2007	(0.26)	0.55	(0.79)	(1.74)	(2.21)

Note: Quarterly per share data may not sum to annual totals due to rounding.

SCHEDULE I
STEWART INFORMATION SERVICES CORPORATION
(Parent Company)
STATEMENTS OF EARNINGS AND RETAINED EARNINGS

Years Ended December 31	2008	2007	2006

	($000 omitted)

Revenues
Investment income, including $5, $3 and $0 from affiliates	1,063	2,688	2,565
Other income	20	80	23

	1,083	2,768	2,588

Expenses
Employee costs	(2,918)	1,539	1,717
Other operating expenses, including $144, $145 and $147 to affiliates	13,969	4,504	4,466
Depreciation and amortization	750	795	813

	11,801	6,838	6,996

Loss before tax benefit and (loss) earnings from subsidiaries	(10,718)	(4,070)	(4,408)
Income tax benefit	3,607	1,677	1,669
(Loss) earnings from subsidiaries	(234,749)	(37,827)	45,991

Net (loss) earnings	(241,860)	(40,220)	43,252

Retained earnings at beginning of year	597,118	649,598	619,232
Recovery of excess distribution to minority interest	—	478	—
Cash dividends on Common Stock ($.10 per share in 2008 and $.75 per share in 2008 and 2007)	(1,711)	(12,738)	(12,886)

Retained earnings at end of year	353,547	597,118	649,598

See accompanying note to financial statement information.
(Schedule continued on following page.)

SCHEDULE I
(continued)
STEWART INFORMATION SERVICES CORPORATION
(Parent Company)
BALANCE SHEETS

December 31	2008	2007

	($000 omitted)
Assets
Cash and cash equivalents	3,443	692
Short-term investments	6,541	21,885

	9,984	22,577

Investments in debt securities, at market	5,450	—

Receivables:
Notes, including $5,030 and $30 from affiliates	5,679	973
Other, including $2,339 and $2,643 from affiliates	2,351	3,266
Allowance for uncollectible amounts	(481)	(19)

	7,549	4,220

Property and equipment, at cost:
Land	2,857	2,857
Buildings	484	484
Furniture and equipment	3,125	3,103
Accumulated depreciation	(1,753)	(1,513)

	4,713	4,931

Title plant, at cost	48	48
Investments in subsidiaries, on an equity basis	468,499	720,431
Goodwill	8,470	8,470
Other assets	13,100	16,244

	517,813	776,921

Liabilities
Accounts payable and accrued liabilities, including including $4,575 and $207 from affiliates	23,971	22,862

	23,971	22,862

Contingent liabilities and commitments

Stockholders’ equity
Common Stock — $1 par, authorized 30,000,000; issued 17,439,663 and 17,311,505; outstanding 17,422,182 and 17,311,505	17,422	17,312
Class B Common Stock— $1 par, authorized 1,500,000, issued and outstanding 1,050,012	1,050	1,050
Additional paid-in capital	125,339	122,834
Retained earnings(1)	353,547	597,118
Accumulated other comprehensive earnings:
Foreign currency translation adjustments	(3,697)	14,542
Unrealized investment gains	4,278	5,300
Treasury stock — 330,407 Common shares, at cost	(4,097)	(4,097)

Total stockholders’ equity	493,842	754,059

	517,813	776,921

(1)	Includes undistributed earnings of subsidiaries of $385,712 in 2008 and $622,172 in 2007.
See accompanying note to financial statement information.
(Schedule continued on following page.)

SCHEDULE I
(continued)
STEWART INFORMATION SERVICES CORPORATION
(Parent Company)
STATEMENTS OF CASH FLOWS

Years Ended December 31	2008	2007	2006
	($000 omitted)

Reconciliation of net (loss) earnings to cash provided (used) by operating activities:
Net (loss) earnings	(241,860)	(40,220)	43,252
Add (deduct):
Depreciation and amortization	750	795	813
Decrease (increase) in receivables — net	1,377	(36)	331
Decrease (increase) in other assets — net	2,634	(968)	(1,946)
Increase in payables and accrued liabilities — net	1,110	3,023	4,679
Net loss (earnings) from subsidiaries	234,749	37,827	(45,991)
Deferred tax expense	—	—	—
Other — net	611	(335)	(1,007)

Cash (used) provided by operating activities	(629)	86	131

Investing activities:
Proceeds from investments available-for-sale matured and sold	19,807	89,129	46,262
Purchases of investments available-for-sale	(9,913)	(56,513)	(65,449)
Purchases of property and equipment — net	(22)	(30)	(81)
Increases in notes receivables	(5,162)	(120)	(150)
Collections on notes receivables	456	71	248
Dividends received from subsidiary	—	—	34,000
Contributions to subsidiaries	(644)	(10,973)	(1,954)

Cash provided by investing activities	4,522	21,564	12,876

Financing activities:
Dividends paid	(1,711)	(12,738)	(12,886)
Purchases of Common Stock	—	(9,472)	—
Proceeds from exercise of stock options	569	368	517
Payments on notes payable	—	—	(42)

Cash used by financing activities	(1,142)	(21,842)	(12,411)

Increase (decrease) in cash and cash equivalents	2,751	(192)	596

Cash and cash equivalents at beginning of period	692	884	288

Cash and cash equivalents at end of period	3,443	692	884

Supplemental information:
Income taxes paid	50	—	—
Interest paid	—	—	1

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
Certain amounts in the 2007 and 2006 Parent Company financial statements have been reclassified for comparative purposes. Net earnings and stockholders’ equity, as previously reported, were not affected.
Guaranty did not declare a dividend in 2008 but declared dividends of $2,000,000 and $13,000,000 in 2007 and 2006, respectively.

SCHEDULE II
STEWART INFORMATION SERVICES CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
December 31, 2008

		Col. C
	Col. B	Additions					Col. E
	Balance	Charged to	Charged to				Balance
	at	costs	other		Col. D		At
Col. A	beginning	and	accounts		Deductions		end
Description	of period	expenses	(describe)		(Describe)		of period
	($000 omitted)

Stewart Information Services Corporation and subsidiaries:

Year ended December 31, 2006:
Estimated title losses	346,704	141,557	2,724	(C)	106,589	(A)	384,396
Valuation allowance for deferred tax assets	104	—	—		43		61
Allowance for uncollectible amounts	8,526	2,995	—		2,409	(B)	9,112

Year ended December 31, 2007:
Estimated title losses	384,396	168,501	—	(C)	111,573	(A)	441,324
Valuation allowance for deferred tax assets	61	353	—		—		414
Allowance for uncollectible amounts	9,112	5,478	—		2,977	(B)	11,613

Year ended December 31, 2008:
Estimated title losses	441,324	167,828	—	(C)	147,620	(A)	461,532
Valuation allowance for deferred tax assets	414	86,202	—		—		86,616
Allowance for uncollectible amounts	11,613	9,116	—		3,225	(B)	17,504

Stewart Information Services Corporation — Parent Company:

Year ended December 31, 2006:
Allowance for uncollectible amounts	67	—	—		48	(B)	19

Year ended December 31, 2007:
Allowance for uncollectible amounts	19	—	—		—		19

Year ended December 31, 2008:
Allowance for uncollectible amounts	19	462	—		—		481

(A)	Represents primarily payments of policy and escrow losses and loss adjustment expenses.

(B)	Represents uncollectible accounts written off.

(C)	Represents estimated title loss balance acquired.

INDEX TO EXHIBITS

Exhibit

3.1	—	Certificate of Incorporation of the Registrant, as amended March 19, 2001 (incorporated by reference in this report from Exhibit 3.1 of the Annual Report on Form 10-K for the year ended December 31, 2000)

3.2	—	By-Laws of the Registrant, as amended March 13, 2000 (incorporated by reference in this report from Exhibit 3.2 of the Annual Report on Form 10-K for the year ended December 31, 2000)

4.1	—	Rights of Common and Class B Common Stockholders (incorporated by reference to Exhibits 3.1 and 3.2 hereto)

10.1 †	—	Deferred Compensation Agreements dated March 10, 1986, amended July 24, 1990 and October 30, 1992, between the Registrant and certain executive officers (incorporated by reference in this report from Exhibit 10.2 of the Annual Report on Form 10-K for the year ended December 31, 1997)

10.2 †	—	Stewart Information Services Corporation 1999 Stock Option Plan (incorporated by reference in this report from Exhibit 10.3 of the Annual Report on Form 10-K for the year ended December 31, 1999)

10.3 †	—	Stewart Information Services Corporation 2002 Stock Option Plan for Region Managers (incorporated by reference in this report from Exhibit 10.4 of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2002)

10.4 †	—	Stewart Information Services Corporation 2005 Long-Term Incentive Plan, as amended and restated March 12, 2007 (incorporated by reference in this report from Annex A of the Proxy Statement dated March 27, 2007)

10.5 †	—	Stewart Information Services Corporation 2008 Strategic Incentive Pool Plan (incorporated by reference in this report from Exhibit 10.1 of the Current Report on Form 8-K dated May 9, 2008)

10.6 †	—	Joseph Allen Berryman Offer Letter dated August 25, 2008 (incorporated by reference in this report from Exhibit 10.1 of the Current Report on Form 8-K dated August 25, 2008)

14.1	—	Code of Ethics for Chief Executive Officers, Principal Financial Officer and Principal Accounting Officer (incorporated by reference in this report from Exhibit 14.1 of the Annual Report on Form 10-K for the year ended December 31, 2004)

21.1 *	—	Subsidiaries of the Registrant

23.1 *	—	Consent of KPMG LLP, including consent to incorporation by reference of their reports into previously filed Securities Act registration statements

31.1 *	—	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	—	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3 *	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit

32.1 *	—	Certification of Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	—	Certification of Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3 *	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

†	Management contract or compensatory plan