Form 10-Q
period 2009-03-31
STEWART INFORMATION SERVICES CORP
filed 2009-05-07
CIK 94344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in
Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On May 4, 2009, the following shares of each of the issuer’s classes of common stock were outstanding:

Common	17,162,808
Class B Common	1,050,012

FORM 10-Q QUARTERLY REPORT
QUARTER ENDED MARCH 31, 2009

Item		Page

PART I — FINANCIAL INFORMATION

1.	Financial Statements	1

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

3.	Quantitative and Qualitative Disclosures About Market Risk	19

4.	Controls and Procedures	20

PART II — OTHER INFORMATION

1.	Legal Proceedings	21

1A.	Risk Factors	22

5.	Other Information	23

6.	Exhibits	23

	Signature	24
EX-31.1
EX-31.2
EX-31.3
EX-32.1
EX-32.2
EX-32.3
EX-99.1
As used in this report, “we,” “us,” “our,” the “Company” and “Stewart” mean Stewart Information Services Corporation and our subsidiaries, unless the context indicates otherwise

STEWART INFORMATION SERVICES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENSIVE LOSS

Three Months Ended March 31	2009	2008
	($000 omitted)

Revenues
Title insurance:
Direct operations	142,538	180,587
Agency operations	166,770	191,053

Real estate information	7,365	14,716
Investment income	5,598	8,078
Investment and other losses — net	(8,812)	(297)

	313,459	394,137

Expenses
Amounts retained by agencies	137,416	155,562
Employee costs	114,706	151,962
Other operating expenses	68,047	86,836
Title losses and related claims	21,572	29,721
Depreciation and amortization	7,864	9,091
Interest	1,179	1,815

	350,784	434,987

Loss before taxes and noncontrolling interests	(37,325)	(40,850)
Income tax expense (benefit)	3,223	(16,761)

Net loss	(40,548)	(24,089)
Less net earnings attributable to noncontrolling interests	1,471	1,203

Net loss attributable to Stewart	(42,019)	(25,292)

Other comprehensive (loss) earnings attributable to Stewart, net of taxes of ($2,191) and $85	(4,069)	159

Comprehensive loss attributable to Stewart	(46,088)	(25,133)

Basic and diluted net loss per share attributable to Stewart	(2.31)	(1.40)
Average shares outstanding	18,153	18,046

See notes to condensed consolidated financial statements.

STEWART INFORMATION SERVICES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

March 31 and December 31	2009	2008
	($000 omitted)

Assets
Cash and cash equivalents	58,353	76,558
Cash and cash equivalents — statutory reserve funds	9,912	9,688

	68,265	86,246

Short-term investments	28,096	37,120
Investments — statutory reserve funds, at fair value	365,085	374,508
Investments — other, at fair value	124,571	156,267
Receivables — premiums from agencies	28,712	35,707
Receivables — income taxes	23,319	40,406
Receivables — other	49,835	48,959
Allowance for uncollectible amounts	(19,018)	(17,504)
Property and equipment, net	77,823	83,533
Title plants	78,184	78,363
Goodwill	212,651	210,901
Intangible assets, net	7,720	8,448
Other assets	75,177	83,588
Investments — pledged, at fair value	221,794	222,684

	1,342,214	1,449,226

Liabilities
Notes payable	108,147	135,276
Line of credit, at fair value	221,794	222,684
Accounts payable and accrued liabilities	92,376	110,769
Estimated title losses	445,619	461,532
Deferred income taxes	12,957	11,896

	880,893	942,157

Contingent liabilities and commitments

Stockholders’ equity
Common and Class B Common Stock and additional paid-in capital	144,545	143,811
Retained earnings	311,527	353,547
Accumulated other comprehensive (loss) earnings	(3,488)	581
Treasury stock — 476,227 and 330,407 Common shares, at cost	(4,330)	(4,097)

Stockholders’ equity attributable to Stewart	448,254	493,842

Noncontrolling interests	13,067	13,227
Total stockholders’ equity (18,210,020 and 18,141,787 shares outstanding)	461,321	507,069

	1,342,214	1,449,226

See notes to condensed consolidated financial statements.

STEWART INFORMATION SERVICES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31	2009	2008
	($000 omitted)

Reconciliation of net loss attributable to Stewart to cash used by operating activities:
Net loss attributable to Stewart	(42,019)	(25,292)
Add (deduct):
Depreciation and amortization	7,864	9,091
Provision for bad debt	2,062	935
Realized investment losses — net	8,812	297
Provisions for title losses less than payments	(14,957)	(760)
Decrease (increase) in receivables — net	22,243	(1,348)
Decrease (increase) in other assets — net	1,195	(664)
Decrease in payables and accrued liabilities — net	(17,794)	(18,398)
Increase in net deferred income taxes	2,980	1,968
Net earnings attributable to noncontrolling interests	1,471	1,203
Net earnings from equity investees	(726)	(3)
Dividends received from equity investees	481	476
Other — net	589	1,048

Cash used by operating activities	(27,799)	(31,447)

Investing activities:
Proceeds from investments available-for-sale matured and sold	68,925	162,466
Purchases of investments available-for-sale	(25,862)	(154,529)
Purchases of property and equipment, title plants and real estate — net	(798)	(2,994)
Increases in notes receivable	(530)	(753)
Collections on notes receivable	282	3,988
Cash paid for acquisitions of subsidiaries — net (see below)	(789)	—

Cash provided by investing activities	41,228	8,178

Financing activities:
Distributions to noncontrolling interests	(1,706)	(1,984)
Proceeds from notes payable	952	10,738
Payments on notes payable	(30,071)	(4,013)
Proceeds from exercise of stock options and grants	—	451

Cash (used) provided by financing activities	(30,825)	5,192

Effects of changes in foreign currency exchange rates	(585)	(259)

Decrease in cash and cash equivalents	(17,981)	(18,336)

Cash and cash equivalents at beginning of period	86,246	109,239

Cash and cash equivalents at end of period	68,265	90,903

Supplemental information:
Assets acquired:
Goodwill	1,749	776
Title plants	577	—
Property and equipment	13	—
Other	—	78
Liabilities assumed	(450)	—
Debt issued	(1,100)	(854)

Cash paid for acquisitions of subsidiaries — net	789	—

See notes to condensed consolidated financial statements.

STEWART INFORMATION SERVICES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1
Interim financial statements. The financial information contained in this report for the three months ended March 31, 2009 and 2008, and as of March 31, 2009, is unaudited. This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
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
B. Reclassifications. Certain amounts in the 2008 interim financial statements have been reclassified for comparative purposes. Net losses, as previously reported, were not affected. However, stockholders’ equity changed due to the application of FAS 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. Noncontrolling interests, formerly presented as minority interests outside of stockholders’ equity, are now included in stockholders’ equity.
C. Consolidation. The condensed consolidated financial statements include all subsidiaries in which the Company owns more than 50% voting rights in electing directors, and variable interest entities when required by FIN 46(R). Unconsolidated investees, in which the Company typically owns 20% through 50% of the equity, are accounted for by the equity method. All significant intercompany amounts and transactions are eliminated and provisions have been made for noncontrolling interests.
NOTE 2
Recent significant accounting pronouncements. In April 2009, FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, was issued. FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with FAS 157, Fair Value Measurements, when volume and level of activity for the asset or liability have significantly decreased. The Company will be required to apply the guidance in this FSP beginning in the interim period ending June 30, 2009. The Company does not believe the application of FSP FAS 157-4 will have a material effect on its consolidated financial statements.
In April 2009, FSP 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, was issued to amend the other-than-temporary impairment guidance in U.S. GAAP for debt securities making the guidance more operational and improving the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The Company will be required to apply the guidance in this FSP beginning in the interim period ending June 30, 2009. The Company does not believe adoption of FSP 115-2 and FAS 124-2 will have a material effect on its consolidated financial statements.

NOTE 3
Fair value measurements. SFAS No. 157, Fair Value Measurements, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal, or most advantageous, market for the asset or liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs when possible. The three levels of inputs used to measure fair value are as follows:
•	Level 1 — quoted prices in active markets for identical assets or liabilities;

•	Level 2 — observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data; and

•	Level 3 — unobservable inputs that are supported by little or no market activity and that are significant to the fair values of the assets or liabilities, including certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.
Assets and liabilities measured at fair value on a recurring basis
At March 31, 2009, items measured at fair value on a recurring basis are summarized below:

				Fair value
	Level 1	Level 2	Level 3	measurements

		($000 omitted)

Short-term investments	28,096	—	—	28,096
Investments available-for-sale	227,220	253,011	9,425	489,656
Investments — pledged	—	—	221,794	221,794
Line of credit	—	—	(221,794)	(221,794)

	255,316	253,011	9,425	517,752

At March 31, 2009, Level 1 financial instruments consist of short-term investments, U.S. and foreign government bonds and equity securities. Level 2 financial instruments consist of municipal and corporate bonds. Level 3 financial instruments consist of auction rate securities and a related line of credit. The fair value of investments — pledged is determined using a discounted cash flow methodology.
Level 3 financial instruments are summarized below:

	Investments	Investments-
	available-for-sale	pledged	Line of credit

	($000 omitted)

December 31, 2008	14,875	222,684	(222,684)
Sold	(5,450)	(890)	890

March 31, 2009	9,425	221,794	(221,794)

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, provides entities the option to measure many financial instruments and certain other items at fair value. Entities that choose the fair value option will recognize in earnings, at each subsequent reporting date, any unrealized gains and losses on items for which the fair value option was elected. The Company has elected the fair value option for the line of credit.
Assets measured at fair value on a nonrecurring basis
At March 31, 2009, assets measured at fair value on a nonrecurring basis are summarized below:

		Impairment loss
	Level 3	recorded

	($000 omitted)

Costs basis investments	10,768	(6,573)

The carrying amount of certain cost basis investments exceeded their fair value and an impairment charge of $6.6 million was recorded in investment and other losses — net during the three months ended March 31, 2009. The valuations were based on the values of the underlying assets of the investee or expected proceeds from sale of the investment.
NOTE 4
Share-based incentives. The Company accounts for its stock option plan in accordance with SFAS No. 123(R), Share-Based Payment, and uses the modified prospective method under which share-based compensation expense is recognized for new share-based awards granted, and any outstanding awards that are modified, repurchased or cancelled. Compensation expense is based on the fair value of the options, which is estimated using the Black-Scholes Model. All options expire 10 years from the date of grant and are granted at the closing market price of the Company’s Common Stock on the date of grant. There are no unvested awards since all options are immediately exercisable.
There were no options granted during the quarters ended March 31, 2009 and 2008 and, accordingly, no compensation expense has been reflected in the accompanying condensed consolidated financial statements associated with option grants.
A summary of the status of the Company’s stock option plan follows:

		Weighted-average
		exercise
	Options	prices ($)

December 31, 2008	264,400	23.37
Exercised	—	—

March 31, 2009	264,400	23.37

At March 31, 2009, the weighted-average remaining contractual life of options outstanding was 3.7 years and the aggregate intrinsic value of options was $0.2 million. There were no stock options exercised during the three months ended March 31, 2009.
During the three months ended March 31, 2009, the Company granted 42,000 shares of restricted Common Stock, at a fair value of $0.7 million, which vest on December 31, 2009. Compensation expense associated with restricted stock awards will be recognized over the vesting period and was $0.2 million for the three months ended March 31, 2009.

NOTE 5
Earnings per share. The Company’s basic earnings per share attributable to Stewart was calculated by dividing net loss attributable to Stewart by the weighted-average number of shares of Common Stock and Class B Common Stock outstanding during the reporting periods.
To calculate diluted earnings per share attributable to Stewart, the number of shares determined above was increased by assuming the issuance of all dilutive shares during the same reporting periods. The treasury stock method was used to calculate the additional number of shares. The only potentially dilutive effect on earnings per share attributable to Stewart relates to its stock option plan.
As the Company reported a net loss attributable to Stewart for the three months ended March 31, 2009 and 2008, there was no calculation of diluted earnings per share attributable to Stewart as outstanding options and shares of restricted common stock were considered anti-dilutive.
NOTE 6
Contingent liabilities and commitments. At March 31, 2009, the Company was contingently liable for guarantees of indebtedness owed primarily to banks and others by certain third parties. The guarantees primarily relate to business expansion and expire no later than 2019. At March 31, 2009, the maximum potential future payments on the guarantees amounted to $6.4 million. Management believes that the related underlying assets and available collateral, primarily corporate stock and title plants, would enable the Company to recover any amounts paid under the guarantees. The Company believes no reserve is needed since no payment is expected on these guarantees.
In the ordinary course of business the Company guarantees the third-party indebtedness of certain of its consolidated subsidiaries. At March 31, 2009, the maximum potential future payments on the guarantees were not more than the related notes payable recorded in the condensed consolidated balance sheet. The Company also guarantees the indebtedness related to lease obligations of certain of its consolidated subsidiaries. The maximum future obligations arising from these lease-related guarantees are not more than the Company’s future minimum lease payments. In addition, at March 31, 2009 the Company had unused letters of credit amounting to $3.6 million primarily related to workers’ compensation coverage.

NOTE 7
Segment information. The Company’s two reportable segments are title insurance-related services (Title) and real estate information (REI). Selected statement of operations information related to these segments follows for the three months ended March 31:

	2009	2008
	($000 omitted)

Revenues:
Title	306,094	379,421
REI	7,365	14,716

	313,459	394,137

Intersegment revenues:
Title	43	136
REI	857	837

	900	973

Depreciation and amortization:
Title	7,352	8,454
REI	512	637

	7,864	9,091

(Loss) earnings before taxes and noncontrolling interests:
Title	(32,448)	(41,544)
REI	(4,877)	694

	(37,325)	(40,850)

Selected balance sheet information as of March 31 and December 31, respectively, related to these segments follows:

	2009	2008
	($000 omitted)

Identifiable assets:
Title	1,278,301	1,382,736
REI	63,913	66,490

	1,342,214	1,449,226

Revenues generated for the three months ended March 31 in the United States and all international operations follows:

	2009	2008
	($000 omitted)

United States	300,873	373,678
International	12,586	20,459

	313,459	394,137

NOTE 8
Regulatory and legal developments. In June 2008, the California Department of Insurance released for public notice and comment revised regulations that place certain limits on payments by title insurance marketing representatives to real estate agents and brokers, eliminate a previously proposed interim rate reduction and a maximum rate formula, and substantially scale back the proposed financial data requirements on title insurance companies. The final regulations are expected to be approved by August 1, 2009.
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
In January 2009, an action was filed by individuals against Stewart Title Guaranty Company, Stewart Title of California, Inc., Cuesta Title Company in the Superior Court of California for the County of San Luis Obispo, captioned Wooldridge et al. v. Stewart Title Guaranty Company et al., Case No. CV 090008. The plaintiffs allege that they have suffered damages relating to loans they made, through Hurst Financial Corporation, to an individual named Kelly Gearhart and entities controlled by Gearhart. Gearhart has filed for bankruptcy. The plaintiffs purport to assert causes of action for (1) breach of contract; (2) negligence and (3) “failure to conduct timely investigation and violation of fair claims settlement practices and breach of covenant and good faith and fair dealings.” The Company has demurred to the complaint; the demurrer hearing is currently scheduled for May 2009. The Company intends to vigorously defend itself against the allegations. The Company does not believe that the outcomes will materially affect its consolidated financial condition or results of operations.

In March 2009, an action was filed against Stewart Information Services Corporation, Stewart Title Guaranty Company, Stewart Title of California, Inc., Cuesta Title Company and other individuals and companies by Stinchfield Financial Services, Inc. and Casa Rio Atascadero Homeowners Association in the Superior Court of California for the County of San Luis Obispo, captioned Stinchfield Financial Services, Inc. et al. v. Stewart Information Services Corporation et al., Case No. CV 098107. The plaintiffs allege that they have suffered damages relating to loans that they made to Kelly Gearhart. The plaintiffs purport to assert causes of action for (1) breach of contract; (2) breach of covenant of good faith and fair dealing; (3) declaratory relief; (4) fraud; (5) negligent misrepresentation; (6) alter ego; (7) negligence; (8) violation of California Business & Professions Code Section 17200 and (9) conversion. The Company intends to vigorously defend itself against the allegations. The Company does not believe that the outcomes will materially affect its consolidated financial condition or results of operations.
In February 2008, an antitrust class action was filed in the United States District Court for the Eastern District of New York against Stewart Title Insurance Company, Monroe Title Insurance Corporation, Stewart Information Services Corporation (SISCO), several other unaffiliated title insurance companies and the Title Insurance Rate Service Association, Inc. (TIRSA). The complaint alleges that the defendants violated Section 1 of the Sherman Antitrust Act by collectively filing proposed rates for title insurance in New York through TIRSA, a state-authorized and licensed rate service organization.
Complaints were subsequently filed in the United States District Courts for the Eastern and Southern Districts of New York and in the United States District Courts in Pennsylvania, New Jersey, Ohio, Florida (since dismissed), Massachusetts, Arkansas, California, Washington, West Virginia, Texas and Delaware. All of the complaints make similar allegations, except that certain of the complaints also allege violations of RESPA statutes and various state consumer protection laws. The complaints generally request treble damages in unspecified amounts, declaratory and injunctive relief, and attorneys’ fees. To date, 78 such complaints have been filed, each of which names the Company and/or one or more of its affiliates as a defendant (and have been consolidated in the aforementioned jurisdictions), 7 of which have been voluntarily dismissed. Although the Company cannot predict the outcome of these actions, it intends to vigorously defend itself against the allegations and does not believe that the outcome will materially affect its consolidated financial condition or results of operations.
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
Management’s overview. We reported a net loss attributable to Stewart of $42.0 million for the three months ended March 31, 2009 compared with a net loss attributable to Stewart of $25.3 million for the same period in 2008. On a diluted per share basis, our net loss attributable to Stewart was $2.31 for the first three months of 2009 compared with a net loss attributable to Stewart of $1.40 for the first three months of 2008. Revenues for the first three months of 2009 decreased 20.5% to $313.5 million from $394.1 million for the same period last year.
The first quarter of 2009 includes pretax charges of $8.9 million relating to the impairment of investment securities and other assets. The first quarter of 2009 also includes pretax credits of $2.6 million relating to a recovery on a previously recognized agency defalcation and $3.0 million relating to the reversal of an accrual for a legal matter resolved in our favor. The first quarter of 2008 includes a pretax charge of $4.6 million relating to an agency defalcation.
We did not recognize an income tax benefit in the first quarter of 2009 relating to its pretax loss before noncontrolling interest due to the recording of a valuation allowance against deferred tax assets. The valuation allowance will be evaluated for reversal when we return to profitability. The income tax expense of $3.2 million recorded in the first quarter of 2009 is related to certain goodwill book/tax differences and taxes in foreign jurisdictions for our international operations.
Our operating results for the first quarter of 2009 primarily resulted from lower revenues due to fewer closed title orders arising from the continuing decline in new and existing home sales, as well as a decline in selling prices and average revenue per file closed. Average revenue per file closed was lower due to a shift in mix of orders, with the first quarter of 2009 experiencing fewer large commercial orders and many more residential refinancing orders than the first quarter of 2008. Title orders declined in the first quarter of 2009 by 6.3% from the same period a year ago, which was the lowest quarterly decline since the fourth quarter of 2005. A significant percentage of title orders opened in the first quarter of 2009 related to the refinancing of existing mortgages. These loans are taking longer to process by lenders than has historically been the case due to tightened standards and internal capacity constraints of the lenders. Even so, our overall closing ratio showed improvement during March 2009.
We continue to reduce costs and improve productivity in our core operations. Total expenses declined 19.4% to $350.8 million in the first quarter of 2009 compared with $435.0 million for the first quarter of 2008. In addition to workforce reductions described below, we continue to pursue the implementation of title search and production efficiencies company-wide through our regional production center initiative, and, as a result, significant savings per order processed are being achieved in operationally mature centers. Our back-office centralization initiatives also remain on target and will begin generating benefits during 2009 in the areas of human resources, finance and accounting, procurement and information technology infrastructure by continuing to reduce costs while providing high quality customer services.
We reduced our employee count during the first quarter of 2009 by approximately 170, or 2.7%, as part of our ongoing efforts to reduce costs. Employee costs declined in the first quarter of 2009 by 24.5% compared with the first quarter of 2008 due to realizing the full benefit of employee count reductions made during 2008 and the reductions made in the first quarter of this year. Since December 31, 2007, we have reduced employee count by 28.2%.
As a result of our aggressive efforts to reduce spending to better match current market conditions, other operating costs declined 21.6% in the first quarter of 2009 compared with the same period in 2008. The decline is consistent with the decrease in revenues. Many of our other operating costs are relatively fixed, such as rent and other occupancy expenses. However, we benefited from decreases in some of these fixed costs in the first quarter of 2009 due to cost reduction efforts in 2008.

According to Fannie Mae and other industry experts, the real estate and related lending markets continue to face challenges. New and existing home sales and prices continue to decline. Purchase originations are expected to decline further in 2009 as compared to 2008. Although purchase originations are projected to decrease in 2009, total mortgage originations are expected to increase in 2009 due to refinance originations, which generate lower revenue per file closed as compared to purchase originations. Not withstanding these market conditions, we experienced increasing new title orders and closings during March and continuing into April 2009. These developments, along with the significant cost reductions we have made, provide us with a positive outlook for our future results of operations.
Critical accounting estimates. Actual results can differ from our accounting estimates. While we do not anticipate significant changes in our estimates, there is a risk that such changes could have a material impact on our consolidated financial condition or results of operations for future periods.
Title loss reserves
Our most critical accounting estimate is providing for title loss reserves. Our liability for estimated title losses at March 31, 2009 comprises both known claims ($132.2 million) and our estimate of claims that may be reported in the future ($313.4 million). The amount of the reserve represents the aggregate future payments (net of recoveries) that we expect to incur on policy and escrow losses and in costs to settle claims.
Provisions for title losses, as a percentage of title operating revenues, were 7.0% and 8.0% for the three months ended March 31, 2009 and 2008, respectively. Actual loss payment experience, including the impact of large losses, is the primary reason for increases or decreases in our loss provision. A change of 100 basis points in this percentage, a reasonably likely scenario based on our historical loss experience, would have changed our provision for title losses and pretax loss approximately $3.1 million for the three months ended March 31, 2009.
Our method for recording the reserves for title losses on both an interim and annual basis begins with the calculation of our current loss provision rate, which is applied to our current premiums resulting in a title loss expense for the period. This loss provision rate is set to provide for losses on current year policies and is determined using moving average ratios of recent actual policy loss payment experience (net of recoveries) to premium revenues. Large claims (those exceeding $1.0 million on a single claim) are analyzed and reserved for separately due to the higher dollar of loss, lower volume of claims reported and sporadic reporting of such claims.
At each quarter end, our recorded reserve for title losses begins with the prior period’s reserve balance for claim losses, adds the current period provision to that balance and subtracts actual paid claims, resulting in an amount that our management compares to its actuarially-based calculation of the ending reserve balance. The actuarially-based calculation is a paid loss development calculation where loss development factors are selected based on company data and input from our third-party actuaries. We also obtain input from third-party actuaries in the form of a reserve analysis utilizing generally accepted actuarial methods. While we are responsible for determining our loss reserves, we utilize this actuarial input to assess the overall reasonableness of our reserve estimation. If our recorded reserve amount is within a reasonable range of our actuarially-based reserve calculation and the actuary’s point estimate (+/- 3.0%), but not at the point estimate, our management assesses the major factors contributing to the different reserve estimates in order to determine the overall reasonableness of our recorded reserve, as well as the position of the recorded reserves relative to the point estimate and the estimated range of reserves. The major factors considered can change from period to period and include items such as current trends in the real estate industry (which management can assess although there is a time lag in the development of this data for use by the actuary), the size and types of claims reported and changes in our claims management process. If the recorded amount is not within a reasonable range of our third-party actuary’s point estimate, we will adjust the recorded reserves in the current period and reassess the provision rate on a prospective basis.

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
Our accruals for revenues on unreported policies from agencies were not material to our total assets or stockholders’ equity at March 31, 2009 and December 31, 2008. The differences between the amounts our agencies have subsequently reported to us compared to our estimated accruals are substantially offset by any differences arising from prior years’ accruals and have been immaterial to consolidated assets and stockholders’ equity during each of the three prior years. We believe our process provides the most reliable estimate of the unreported revenues on policies and appropriately reflects the trends in agency policy activity.
Goodwill and other long-lived assets
Our evaluation of goodwill is completed annually in the third quarter using June 30 balances or when events may indicate impairment. This evaluation is based on a combination of a discounted cash flow analysis (DCF) and market approaches that incorporate market multiples of comparable companies and our own market capitalization. The DCF model utilizes historical and projected operating results and cash flows, initially driven by estimates of changes in future revenue levels, and risk-adjusted discount rates. Our projected operating results are primarily driven by anticipated mortgage originations, which we obtain from projections by industry experts. Fluctuations in revenues, followed by our ability to appropriately adjust our employee count and other operating expenses, are the primary reasons for increases or decreases in our projected operating results. Our market-based valuation methodologies utilize (i) market multiples of earnings and/or other operating metrics of comparable companies and (ii) our market capitalization and a control premium based on market data and factors specific to our corporate governance structure. To the extent that our future operating results are below our projections, or in the event of continued adverse market conditions, our interim review for impairment may be required.
We evaluate goodwill based on two reporting units (Title and REI). Goodwill is assigned to these reporting units at the time the goodwill is initially recorded. Once assigned to a reporting unit, the goodwill is pooled and no longer attributable to a specific acquisition. All activities within a reporting unit are available to support the carrying value of the goodwill. At each quarter end, we also consider the carrying value of our stockholders’ equity as compared with our market capitalization and the implied control premium to reconcile these amounts.
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

Based on this evaluation, we estimate and expense to current operations any loss in value of these assets. As part of our process, we obtain input from third-party appraisers regarding the fair value of our reporting units. While we are responsible for assessing whether an impairment of goodwill exists, we utilize the input from third-party appraisers to assess the overall reasonableness of our conclusions. There were no impairment write-offs of goodwill or other long-lived assets during the quarters ended March 31, 2009 or 2008.
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
To the extent inflation causes increases in the prices of homes and other real estate, premium revenues are also increased. Premiums are determined in part by the insured values of the transactions we handle. These factors may override the seasonal nature of the title insurance business. Generally, our first quarter is the least active and our third and fourth quarters are the most active in terms of title insurance revenues.
RESULTS OF OPERATIONS
A comparison of our results of operations for the three months ended March 31, 2009 with the three months ended March 31, 2008 follows. Factors contributing to fluctuations in results of operations are presented in order of monetary significance, and we have quantified, when necessary, significant changes. Results from our REI segment are included in our discussions regarding the three months ended March 31, 2009, as those amounts are immaterial in relation to consolidated totals. When relevant, we have discussed our REI segment’s results separately.
Our statements on home sales and loan activity are based on published industry data from sources including Fannie Mae, the National Association of Realtors®, the Mortgage Bankers Association and Freddie Mac. We also use information from our direct operations.

Operating environment. Data as of March 2009 compared with the same period in 2008 indicates annualized sales of new and existing homes, seasonally adjusted, decreased 30.6% and 7.1%, respectively. March 2009 existing home sales were a seasonally adjusted annual rate of 4.57 million versus 4.92 million a year earlier. One-to-four family residential lending declined from an estimated $523 billion in the first three months of 2008 to $511 billion in the first three months of 2009. The decline in lending volume was primarily a result of decreasing home sales, lower home prices and reduced financing activity primarily due to tightening of mortgage lending practices and issues in the credit market. The decline in lending volume was partially offset by an increase in refinancing activities by lenders. Commercial lending activity industry-wide declined by 80% during the fourth quarter of 2008 (most recent data available) compared with the same period of 2007.
According to Fannie Mae and other industry experts, the real estate and related lending markets continue to face challenges. New and existing home sales and prices continue to decline. Purchase originations are expected to decline further in 2009 as compared to 2008. Although purchase originations are projected to decrease in 2009, total mortgage originations are expected to increase in 2009 due to refinance originations, which generate lower revenue per file closed as compared to purchase originations. Not withstanding these market conditions, we experienced increasing new title orders and closings during March and continuing into April 2009. These developments, along with the significant cost reductions we have made, provide us with a positive outlook for our future results of operations.
Title revenues. Our revenues from direct operations decreased $38.0 million, or 21.1%, in the first quarter of 2009 compared with the first quarter of 2008. The largest revenue decreases were in Texas, Canada and California. Revenues from commercial and other large transactions in the first quarter of 2009 decreased 55.7% over prior-year levels to $15.1 million.
Our direct orders closed decreased 6.3% in the first quarter of 2009 compared with the first quarter of 2008. This revenue decline was due to fewer closed title orders resulting from the continuing decline in new and existing home sales, declining selling prices and average revenue per file closed. The average revenue per closing decreased 16.4% in the first quarter of 2009 compared with the first quarter of 2008 primarily due to a shift in mix of orders, with the first quarter of 2009 experiencing fewer large commercial orders and many more residential refinancing orders than the first quarter of 2008. Refinance premium rates are typically 60% of the title premium revenue of a similarly priced sales transaction.
Revenues from agencies decreased $24.3 million, or 12.7%, for the three months ended March 31, 2009 compared with the three months ended March 31, 2008. This decrease largely follows the decline in our direct revenues but, to a lesser extent, due to the impact of international and commercial transactions on our direct operations noted above, which are not a factor in our agency business. The largest decreases in revenues from agencies during the three months ended March 31, 2009 were in Florida, Virginia and Texas.
REI revenues. Real estate information operating revenues were $7.4 million and $14.7 million in the first quarters of 2009 and 2008, respectively. The decrease from 2008 resulted primarily from the reduction in residential lending volume, which impacts our real estate-related transactions, and the reduction in the number of Section 1031 tax-deferred property exchanges caused by the continued decline in the real estate market.
Investments. Investment income decreased $2.5 million, or 30.7%, in the first quarter of 2009 compared with the first quarter of 2008, due primarily to decreases in average balances invested and yields. Certain investment gains and losses, which are included in our results of operations in investment and other losses — net, were realized as part of the ongoing management of our investment portfolio for the purpose of improving performance. In the first quarter of 2009, investment and other losses — net included $7.6 million related to the impairment of other assets and $1.3 million related to the impairment of equity securities available-for-sale.

Retention by agencies. The amounts retained by title agencies, as a percentage of revenues generated by them, were 82.4% and 81.4% in the first quarters of 2009 and 2008, respectively. Amounts retained by title agencies are based on agreements between agencies and our title underwriters. This retention percentage may vary from year-to-year due to the geographical mix of agency operations, the volume of title revenues and, in some states, laws or regulations.
Employee costs. Our employee costs and certain other operating expenses are sensitive to inflation. Employee costs for the three months ended March 31, 2009 decreased $37.3 million, or 24.5%, to $114.7 million from $152.0 million for the three months ended March 31, 2008. We reduced our employee count company-wide by approximately 170 during the first quarter of 2009 and approximately 2,375 since the beginning of 2008. This decrease in employee count is the primary reason for the decline in employee costs.
In our REI segment, total employee costs for the first three months of 2009 decreased $4.5 million, or 44.8%, from the same period in 2008 primarily in our lender services and property information businesses due to lower transaction volumes.
Other operating expenses. Other operating expenses decreased $18.8 million, or 21.6%, in the first quarter of 2009 compared with the first quarter of 2008 primarily due to lower business promotion costs, rent and other occupancy expenses, technology costs, certain REI expenses, outside search fees, premium taxes and delivery fees. These decreases were offset somewhat by an increase in bad debt expense. Other operating expenses were favorably impacted by a $3.0 million credit relating to a reversal of an accrual for a legal matter resolved in our favor. The remaining decreases in other operating expenses were due to the benefits from office closures and expense reduction efforts.
Other operating expenses also include travel, auto and airplane expenses, general supplies, telephone, insurance, copy supplies, equipment rental, repairs and maintenance, postage, title plant expenses, litigation, title plant rent, professional fees and attorney fees. Most of our operating expenses are fixed in nature, although some follow, to varying degrees, the changes in transaction volume and revenues.
Title losses. Provisions for title losses, as a percentage of title operating revenues, were 7.0% and 8.0% for the first quarter of 2009 and 2008, respectively. The first quarter of 2009 included a $2.6 million insurance recovery on a previously recognized agency defalcation. The first quarter of 2008 included an addition to title loss reserves of $4.6 million related to an agency defalcation. Adjusting for these items, our provisions for title losses were 7.8% and 6.8% for the first quarter of 2009 and 2008, respectively. The provision level recorded in the first quarter of 2009 is consistent with the 2008 annual rate.
Income taxes. Our effective tax rates, based on losses before taxes and after deducting noncontrolling interests (losses of $38.8 million and $42.1 million for the three months ended March 31, 2009 and 2008, respectively), were (8.3%) and 39.9% for the quarters ended March 31, 2009 and 2008, respectively. Our effective income tax rate for the first quarter of 2009 was significantly impacted by a valuation allowance of $15.1 million against our deferred tax assets. The valuation allowance will be evaluated for reversal, subject to certain potential limitations, as we return to profitability. The income tax expense of $3.2 million recorded in the first quarter of 2009 is related to certain goodwill book/tax differences and taxes in foreign jurisdictions for our profitable international operations.
Our effective tax rate for the first quarter of 2008 was primarily due to the level of our quarterly operating losses compared with our significant permanent differences, such as tax-exempt interest, which were relatively fixed in amount, and the ratio of earnings from our international operations compared with our consolidated operating losses. Our 2008 annual effective tax rate was (0.9%).
Liquidity. Our liquidity and capital resources represent our ability to generate cash flow to meet our obligations to our shareholders, customers (payments to satisfy claims on title policies), vendors, employees, lenders and others. At March 31, 2009, our cash and investments, including amounts reserved pursuant to statutory requirements, was $586.0 million.

A substantial majority of our consolidated cash and investments at March 31, 2009 was held by Stewart Title Guaranty Company (Guaranty) and its subsidiaries. The use and investment of these funds, payment of dividends to the parent company, and cash transfers between Guaranty and its subsidiaries and the parent company are subject to certain legal and regulatory restrictions. In general, Guaranty may use its cash and investments in excess of its legally-mandated statutory premium reserve (established in accordance with legal requirements under Texas regulatory requirements) to fund its insurance operations, including claims payments. Guaranty may also, subject to certain limitations and with regulatory approval, pay dividends to the parent company and/or provide funds to its subsidiaries (whose operations consist principally of field title agency offices) for their operating and debt service needs.
A summary of our net consolidated cash flows for the three months ended March 31 follows:

	2009	2008
	($000 omitted)

Net cash used by operating activities	(27.8)	(31.4)
Net cash provided by investing activities	41.2	8.2
Net cash (used) provided by financing activities.	(30.8)	5.2
Operating activities
Our principal sources of cash from operations are premiums on title policies and title service-related receipts. Our independent agencies remit cash to us net of their contractual retention. Our principal cash expenditures for operations are employee costs, operating costs, and title claims payments.
Our negative cash flow from operations for the three months ended March 31, 2009 was primarily due to our net loss attributable to Stewart, which was driven by declining revenues from lower home sales combined with falling sales prices and decreases in commercial real estate transactions.
Although we have made significant progress in automating our services, our business continues to be labor intensive. As order volumes decline, we adjust staffing levels accordingly, but there is typically a lag between changes in market conditions and changes in personnel, so employee costs do not decline at the same rate as revenues decline. Further, we incur costs based on total orders received, while our revenues are earned based on orders actually closed. A decline in closing ratios from historical trends will have an adverse impact on operating results and, consequently, on cash flows. We reduced our number of employees by approximately 2,200 during the full year 2008 and by approximately 170 during the three months ended March 31, 2009. We continued to realize the full cash savings from these reductions in our first quarter 2009 results.
Other operating costs consist of both fixed (such as rent and other occupancy costs) and variable (such as taxes due to the various states on premium revenues) components, but are predominately fixed in nature. Since the end of December 2005, when the real estate market began to turn down, we have closed over 325 offices or branch locations. However, the leases have not yet expired on all of these locations, and we continue to incur cash rent payments on those that have not been sublet. Over the course of 2009, over 25 leases on closed offices not sublet will expire and not be renewed. We will benefit from new contracts with vendors in key spending categories throughout 2009.

Cash payments on title claims for the three months ended March 31, 2009 and 2008 were $36.5 million and $30.5 million, respectively. This increase is consistent with our historical experience that title claims are filed more quickly and there is a higher incidence of agency defalcations in declining real estate markets. While it is difficult to predict the amount of cash to be paid for policy claims, our expectation for the full year 2009 is that claims payments will be generally equivalent to the 2008 level, and begin to decline in 2010. The insurance regulators of the states in which our underwriters are domiciled require our statutory premium reserves to be fully funded, segregated and invested in high-quality securities and short-term investments. At March 31, 2009, cash and investments funding the statutory premium reserve aggregated $375.0 million and our statutory estimate of claims that may be reported in the future totaled $313.4 million. In addition to this restricted cash and investments, we had unrestricted cash and investments (excluding investments in affiliates) of $161.0 million which is available for underwriter operations, including claims payments.
Investing activities
Cash from investing activities was generated principally by proceeds from investments matured and sold in the amounts of $68.9 million and $162.5 million for the three months ended March 31, 2009 and 2008, respectively. We used cash for the purchases of investments in the amounts of $25.9 million and $154.5 million for the three months ended March 31, 2009 and 2008, respectively. The cash generated from sales and maturities not reinvested was used principally to fund operations.
Capital expenditures were $0.8 million and $3.0 million for the three months ended March 31, 2009 and 2008, respectively. Capital expenditures declined significantly from prior year levels since almost no new offices were opened in 2009 and we sharply curtailed spending in all other areas. We expect that capital expenditures in 2009 will continue to be lower than 2008 levels as the recession continues and we continue to aggressively manage cash flow. We have no material commitments for capital expenditures.
Financing activities
For the three months ended March 31, 2009, we repaid $30.1 million of debt in accordance with the underlying terms of the debt instruments. At March 31, 2009, we had no material available borrowing capacity since the majority of our debt consists of individual unsecured term notes and fully funded lines of credit that expire as they are repaid. Of the debt outstanding at March 31, 2009, $81.0 million can be called by the issuing banks at any time. We do not expect that any of these borrowings will be called during the next twelve months. Instead, we expect to extinguish the debt from available cash or cash flows from operations as payments become due under the terms of each debt agreement.
***********
Due to the significant cash savings from the actions taken in 2008 and through March 31, 2009 and based on our available cash and investments, as well as our expected operating results in 2009, we believe we have sufficient liquidity to meet the cash needs of our ongoing operations without supplemental debt or equity funding.
Contingent liabilities and commitments. At March 31, 2009, we were contingently liable for guarantees of indebtedness owed primarily to banks and others by certain third parties. The guarantees primarily relate to business expansion and expire no later than 2019. At March 31, 2009, the maximum potential future payments on the guarantees amounted to $6.4 million. We believe that the related underlying assets and available collateral, primarily corporate stock and title plants, would enable us to recover any amounts paid under the guarantees. We believe no reserve is needed since no payment is expected on these guarantees.

In the ordinary course of business we guarantee the third-party indebtedness of certain of our consolidated subsidiaries. At March 31, 2009, the maximum potential future payments on the guarantees were not more than the related notes payable recorded in our condensed consolidated balance sheet. We also guarantee the indebtedness related to lease obligations of certain of our consolidated subsidiaries. The maximum future obligations arising from these lease-related guarantees are not more than our future minimum lease payments. In addition, at March 31, 2009 we had unused letters of credit amounting to $3.6 million primarily related to workers’ compensation coverage.
Capital resources. We consider our capital resources to be adequate. Other than scheduled maturities of debt operating lease payments and anticipated claims payments in 2009, we have no material commitments. Total debt and stockholders’ equity were $108.1 million (excluding a fully-funded and collateralized line of credit of $221.8 million), and $461.3 million, respectively, at March 31, 2009. We expect that cash flows from operations, cash flows from other sources such as income tax refunds, and cash available from our underwriters, subject to regulatory restrictions, will be sufficient to fund our operations, including claims payments. However, to the extent that these funds are not sufficient, we may be required to borrow funds on terms less favorable than we currently have, or seek funding from the equity market, which may be on terms that are dilutive to existing shareholders.
Other-than-temporary impairments of investments. For the three months ended March 31, 2009, we recorded impairment charges of $1.3 million relating to investments available-for-sale.
Other comprehensive (loss) earnings. Unrealized gains and losses on investments and changes in foreign currency exchange rates are reported net of deferred taxes in accumulated other comprehensive earnings, a component of stockholders’ equity, until realized. For the three months ended March 31, 2009, net unrealized investment losses of $2.5 million, which increased our comprehensive loss, were related to temporary declines in market values of corporate and government bond investments and partially offset by increases in municipal bond and equity investments. For the three months ended March 31, 2008, net unrealized investment gains of $1.7 million, which increased our comprehensive earnings, were related to temporary increases in market values of equity and corporate bond investments and partially offset by decreases in government and municipal bond investments. Changes in foreign currency exchange rates, primarily related to our Canadian operations, increased comprehensive loss by $1.6 million, net of taxes, for the three months ended March 31, 2009 and decreased comprehensive earnings $1.5 million, net of taxes, for the three months ended March 31, 2008.
Off-balance sheet arrangements. We do not have any material source of liquidity or financing that involves off-balance sheet arrangements, other than our contractual obligations under operating leases.
Forward-looking statements. Certain statements in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to future, not past, events and often address our expected future business and financial performance. These statements often contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “will” or other similar words. Such forward-looking statements are subject to risks and uncertainties including, among other things, adverse changes in the level of real estate activity, technology changes, unanticipated title losses, adverse changes in governmental regulations, actions of competitors, general economic conditions and other risks and uncertainties discussed under Item 1A — Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2008.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our investment strategies, types of financial instruments held or the risks associated with such instruments that would materially alter the market risk disclosures made in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 4. Controls and Procedures
Our principal executive officers and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2009, have concluded that, as of such date, our disclosure controls and procedures are adequate and effective to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.
There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. As a result, no corrective actions were required or undertaken.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
In June 2008, the California Department of Insurance released for public notice and comment revised regulations that place certain limits on payments by title insurance marketing representatives to real estate agents and brokers, eliminate a previously proposed interim rate reduction and a maximum rate formula, and substantially scale back the proposed financial data requirements on title insurance companies. The final regulations are expected to be issued by August 1, 2009.
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
Stewart Title of California, Inc., our subsidiary, is a defendant in four putative class action lawsuits filed in California state and federal courts as follows: Stevette Gambril, et al. v. Stewart Title of California, Inc., in the Superior Court of California for the County of Fresno; Brenda Tull, et al. v. Stewart Title of California, Inc., in the United States District Court for the Southern District of California; Cynthia Self, et al. v. Stewart Title of California, Inc., in the Superior Court of California for the County of Fresno; and Stewart Vlario v. Stewart Title of California, Inc., in the United States District for the Central District of California. These lawsuits are commonly referred to as “wage and hour” lawsuits. These lawsuits generally claim, among other things, that (i) the plaintiffs were misclassified as exempt employees and were not paid overtime, (ii) the overtime payments made to non-exempt employees were miscalculated and (iii) the plaintiffs worked overtime hours, but were not paid. The plaintiffs seek compensatory damages, statutory compensation, penalties and restitution, exemplary and punitive damages, declaratory relief, interest and attorneys fees. We are seeking to consolidate the two federal court cases. All of these cases are in the discovery stage and their outcomes cannot be predicted with certainty at this time. We intend to vigorously defend ourselves against the allegations. We do not believe that the outcomes will materially affect our consolidated financial condition or results of operations.
In January 2009, an action was filed by individuals against Stewart Title Guaranty Company, Stewart Title of California, Inc., Cuesta Title Company in the Superior Court of California for the County of San Luis Obispo, captioned Wooldridge et al. v. Stewart Title Guaranty Company et al., Case No. CV 090008. The plaintiffs allege that they have suffered damages relating to loans they made, through Hurst Financial Corporation, to an individual named Kelly Gearhart and entities controlled by Gearhart. Gearhart has filed for bankruptcy. The plaintiffs purport to assert causes of action for (1) breach of contract; (2) negligence; and (3) “failure to conduct timely investigation and violation of fair claims settlement practices and breach of covenant and good faith and fair dealings.” We have demurred to the complaint; the demurrer hearing is currently scheduled for May 2009. We intend to vigorously defend ourselves against the allegations. We do not believe that the outcomes will materially affect our consolidated financial condition or results of operations.

In March 2009, an action was filed against Stewart Information Services Corporation, Stewart Title Guaranty Company, Stewart Title of California, Inc., Cuesta Title Company and other individuals and companies by Stinchfield Financial Services, Inc. and Casa Rio Atascadero Homeowners Association in the Superior Court of California for the County of San Luis Obispo, captioned Stinchfield Financial Services, Inc. et al. v. Stewart Information Services Corporation et al., Case No. CV 098107. The plaintiffs allege that they have suffered damages relating to loans that they made to Kelly Gearhart. The plaintiffs purport to assert causes of action for (1) breach of contract; (2) breach of covenant of good faith and fair dealing; (3) declaratory relief; (4) fraud; (5) negligent misrepresentation; (6) alter ego; (7) negligence; (8) violation of California Business & Professions Code Section 17200 and (9) conversion. We intend to vigorously defend ourselves against the allegations. We do not believe that the outcomes will materially affect our consolidated financial condition or results of operations.
In February 2008, an antitrust class action was filed in the United States District Court for the Eastern District of New York against Stewart Title Insurance Company, Monroe Title Insurance Corporation, Stewart Information Services Corporation (SISCO), several other unaffiliated title insurance companies and the Title Insurance Rate Service Association, Inc. (TIRSA). The complaint alleges that the defendants violated Section 1 of the Sherman Antitrust Act by collectively filing proposed rates for title insurance in New York through TIRSA, a state-authorized and licensed rate service organization.
Complaints were subsequently filed in the United States District Courts for the Eastern and Southern Districts of New York and in the United States District Courts in Pennsylvania, New Jersey, Ohio, Florida (since dismissed), Massachusetts, Arkansas, California, Washington, West Virginia, Texas and Delaware. All of the complaints make similar allegations, except that certain of the complaints also allege violations of RESPA statutes and various state consumer protection laws. The complaints generally request treble damages in unspecified amounts, declaratory and injunctive relief, and attorneys’ fees. To date, 78 such complaints have been filed, each of which names us and/or one or more of our affiliates as a defendant (and have been consolidated in the aforementioned jurisdictions), 7 of which have been voluntarily dismissed. Although we cannot predict the outcome of these actions, we intend to vigorously defend ourselves against the allegations and do not believe that the outcome will materially affect our consolidated financial condition or results of operations.
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
Item 1A. Risk Factors
There have been no changes during the quarter ended March 31, 2009 to our risk factors as listed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Item 5. Other Information
We had a book value per share of $25.33 and $27.95 at March 31, 2009 and December 31, 2008, respectively. At March 31, 2009, book value per share was based on approximately $461.3 million in stockholders’ equity and 18,210,020 shares of Common and Class B Common Stock outstanding. At December 31, 2008, book value per share was based on approximately $507.1 million in stockholders’ equity and 18,141,787 shares of Common and Class B Common Stock outstanding.
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

May 5, 2009

Date
Stewart Information Services Corporation

Registrant

By:	/s/ J. Allen Berryman
J. Allen Berryman, Executive Vice President, Chief Financial Officer, Secretary, Treasurer and Principal Financial Officer

INDEX TO EXHIBITS

Exhibit
3.1		—	Certificate of Incorporation of the Registrant, as amended March 19, 2001 (incorporated by reference in this report from Exhibit 3.1 of the Annual Report on Form 10-K for the year ended December 31, 2000)

3.2		—	By-Laws of the Registrant, as amended March 13, 2000 (incorporated by reference in this report from Exhibit 3.2 of the Annual Report on Form 10-K for the year ended December 31, 2000)

4.1		—	Rights of Common and Class B Common Stockholders (incorporated by reference to Exhibits 3.1 and 3.2 hereto)

31.1	*	—	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	—	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	*	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	—	Certification of Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	—	Certification of Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	*	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	*	—	Details of investments

*	Filed herewith