Form 10-Q
period 2009-06-30
STEWART INFORMATION SERVICES CORP
filed 2009-08-06
CIK 94344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On August 3, 2009, the following shares of each of the issuer’s classes of common stock were outstanding:

Common Class B Common	17,187,404 1,050,012

FORM 10-Q QUARTERLY REPORT
QUARTER ENDED JUNE 30, 2009

Item	Page
PART I — FINANCIAL INFORMATION

1. Financial Statements	1

2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

3. Quantitative and Qualitative Disclosures About Market Risk	28

4. Controls and Procedures	28

PART II — OTHER INFORMATION

1. Legal Proceedings	29

1A. Risk Factors	31

4. Submission of Matters to a Vote of Security Holders	32

5. Other Information	33

6. Exhibits	33

Signature	34
EX-31.1
EX-31.2
EX-31.3
EX-32.1
EX-32.2
EX-32.3
As used in this report, “we,” “us,” “our,” the “Company” and “Stewart” mean Stewart Information Services Corporation and our subsidiaries, unless the context indicates otherwise.

STEWART INFORMATION SERVICES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENSIVE EARNINGS

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008

	($000 omitted, except per share)
Revenues
Title insurance:
Direct operations	183,582	200,688	326,119	381,275
Agency operations	217,423	213,513	384,193	404,566

Real estate information	21,773	11,302	29,138	26,018
Investment income	5,214	7,456	10,811	15,534
Investment and other gains (losses) — net	2,771	(4,412)	(6,040)	(4,709)

	430,763	428,547	744,221	822,684

Expenses
Amounts retained by agencies	180,040	174,562	317,456	330,124
Employee costs	122,434	146,076	237,140	298,039
Other operating expenses	70,500	86,412	137,274	173,248
Title losses and related claims	65,843	49,595	85,863	79,316
Depreciation and amortization	7,163	14,961	14,861	24,052
Interest	912	1,121	2,091	2,936

	446,892	472,727	794,685	907,715

Loss before taxes and noncontrolling interests	(16,129)	(44,180)	(50,464)	(85,031)
Income tax expense (benefit)	1,738	(17,526)	3,537	(34,288)

Net loss	(17,867)	(26,654)	(54,001)	(50,743)
Less net earnings attributable to noncontrolling interests	2,774	1,934	4,244	3,137

Net loss attributable to Stewart	(20,641)	(28,588)	(58,245)	(53,880)

Comprehensive loss:
Net loss	(17,867)	(26,654)	(54,001)	(50,743)
Other comprehensive earnings (loss) attributable to Stewart, net of taxes of $2,916, ($4,329), $997 and ($4,493)	13,229	(7,654)	9,159	(7,496)

Comprehensive loss	(4,638)	(34,308)	(44,842)	(58,239)
Comprehensive earnings attributable to noncontrolling interests	(2,774)	(1,934)	(4,244)	(3,137)

Comprehensive loss attributable to Stewart	(7,412)	(36,242)	(49,086)	(61,376)

Basic and dilutive loss per share attributable to Stewart	(1.14)	(1.58)	(3.21)	(2.98)
Basic and dilutive average shares outstanding	18,183	18,092	18,168	18,069

See notes to condensed consolidated financial statements.

STEWART INFORMATION SERVICES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

June 30 and December 31,	2009	2008
	($000 omitted)
Assets
Cash and cash equivalents	79,833	76,558
Cash and cash equivalents – statutory reserve funds	11,599	9,688

	91,432	86,246

Short-term investments	32,310	37,120

Investments in debt and equity securities available-for-sale, at fair value:
Statutory reserve funds	374,601	374,508
Other	94,645	156,267

	469,246	530,775
Receivables:
Notes	10,675	11,694
Premiums from agencies	30,509	35,707
Income taxes	20,761	38,936
Other	54,663	37,265
Allowance for uncollectible amounts	(19,160)	(17,504)

	97,448	106,098
Property and equipment, at cost
Land	8,468	8,468
Buildings	22,629	22,629
Furniture and equipment	279,429	281,949
Accumulated depreciation	(236,384)	(229,413)

	74,142	83,633

Title plants, at cost	78,184	78,363
Real estate, at lower of cost or net realizable value	3,876	3,947
Investments in investees, on an equity method basis	13,083	13,685
Goodwill	212,651	210,901
Intangible assets, net of amortization	7,206	8,448
Other assets	54,146	66,473
Investments – pledged, at fair value	221,596	222,684

	1,355,320	1,448,373

Liabilities
Notes payable	86,491	135,276
Line of credit, at fair value	221,596	222,684
Accounts payable and accrued liabilities	98,484	112,306
Estimated title losses	478,938	463,084
Deferred income taxes	15,756	13,837

	901,265	947,187

Contingent liabilities and commitments

Stockholders’ equity
Common and Class B Common Stock and additional paid-in capital	145,251	143,811
Retained earnings	289,707	347,952
Accumulated other comprehensive earnings	9,452	293
Treasury stock – 476,227 and 330,407 Common shares, at cost	(4,330)	(4,097)

Stockholders’ equity attributable to Stewart	440,080	487,959

Noncontrolling interests	13,975	13,227
Total stockholders’ equity (18,237,416 and 18,141,787 shares outstanding)	454,055	501,186

	1,355,320	1,448,373

See notes to condensed consolidated financial statements.

STEWART INFORMATION SERVICES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30,	2009	2008
	($000 omitted)
Reconciliation of net loss to cash used by operating activities:
Net loss	(54,001)	(50,743)
Add (deduct):
Depreciation and amortization	14,861	24,052
Provision for bad debt	3,196	1,976
Realized investment losses – net	6,040	4,709
Provisions for title losses in excess of payments	14,405	9,854
Decrease (increase) in receivables – net	3,756	(7,357)
Decrease (increase) in other assets – net	7,209	(168)
Decrease in payables and accrued liabilities – net	(13,215)	(15,157)
Increase (decrease) in net deferred income taxes	922	(16,755)
Net earnings from equity investees	(1,993)	(831)
Dividends received from equity investees	1,413	1,293
Other – net	2,541	2,487

Cash used by operating activities	(14,866)	(46,640)

Investing activities:
Proceeds from investments available-for-sale matured and sold	196,061	458,913
Purchases of investments available-for-sale	(118,484)	(418,831)
Purchases of property and equipment and title plants – net	(4,006)	(6,002)
Increases in notes receivable	(798)	(879)
Collections on notes receivable	417	4,245
Cash paid for acquisitions of subsidiaries – net (see below)	(789)	(357)
Cash paid for cost-basis investments, equity investees and related intangibles – net	(1)	(689)
Cash received for the sale of real estate	—	199

Cash provided by investing activities	72,400	36,599

Financing activities:
Distributions to noncontrolling interests	(3,555)	(3,999)
Proceeds from notes payable	950	16,913
Payments on notes payable	(51,923)	(9,673)
Proceeds from exercise of stock options and grants	57	569

Cash (used) provided by financing activities	(54,471)	3,810

Effects of changes in foreign currency exchange rates	2,123	(108)

Increase (decrease) in cash and cash equivalents	5,186	(6,339)

Cash and cash equivalents at beginning of period	86,246	109,239

Cash and cash equivalents at end of period	91,432	102,900

Supplemental information:
Assets acquired:
Goodwill	1,749	1,024
Title plants	577	—
Property and equipment	13	—
Other	—	187
Liabilities assumed	(450)	—
Debt issued	(1,100)	(854)

Cash paid for acquisitions of subsidiaries – net	789	357

See notes to condensed consolidated financial statements.

STEWART INFORMATION SERVICES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1
Interim financial statements. The financial information contained in this report for the three and six months ended June 30, 2009 and 2008, and as of June 30, 2009, is unaudited. This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
A. Management’s responsibility. The accompanying interim financial statements were prepared by management, who is responsible for their integrity and objectivity. These financial statements have been prepared in conformity with U.S. generally accepted accounting principles (GAAP), including management’s best judgments and estimates. In the opinion of management, all adjustments necessary for a fair presentation of this information for all interim periods, consisting only of normal recurring accruals, have been made. The Company’s results of operations for interim periods are not necessarily indicative of results for a full year and actual results could differ from those estimates.
B. Consolidation. The condensed consolidated financial statements include all subsidiaries in which the Company owns more than 50% voting rights in electing directors and variable interest entities when required by FIN 46(R). All significant intercompany amounts and transactions have been eliminated and provisions have been made for noncontrolling interests. Unconsolidated investees, in which the Company typically owns 20% through 50% of the equity, are accounted for by the equity method.
C. Immaterial correction of prior period misstatement. The Company identified several immaterial misstatements primarily related to tax benefits from foreign operations and book versus tax goodwill differences, policy loss reserves and municipal tax accruals. In accordance with Staff Accounting Bulletin (SAB) 99, Materiality, and SAB 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, management evaluated the materiality of the errors from qualitative and quantitative perspectives and concluded that the errors were immaterial to the prior periods. Consequently, the Company will revise its historical financial statements for the year 2008 and the first quarter of 2009 when they are published in future filings.
The immaterial misstatement corrections had no effect on the results of operations for the six months ended June 30, 2008 and the accompanying condensed consolidated statements of operations and comprehensive earnings have accordingly not been adjusted. The summary of the effects of the immaterial corrections on the condensed consolidated statement of operations and comprehensive earnings follows:

	Three Months Ended March 31, 2009
	As previously
	reported	Adjustments	Adjusted
	($000 omitted, expect per share)
Other operating expenses	68,046	(1,272)	66,774
Title losses and related claims	21,572	(1,552)	20,020
Depreciation and amortization	7,864	(166)	7,698
Total expenses	350,784	(2,990)	347,794
Loss before taxes and noncontrolling interests	(37,325)	2,990	(34,335)
Income tax expense	3,223	(1,424)	1,799
Net loss	(40,548)	4,414	(36,134)
Net loss attributable to Stewart	(42,019)	4,414	(37,605)
Comprehensive loss	(40,548)	4,414	(36,134)
Comprehensive loss attributable to Stewart	(46,088)	4,414	(41,674)
Basic and dilutive loss per share attributable to Stewart	(2.31)	.24	(2.07)

The summary of the effects of the immaterial corrections on the condensed consolidated balance sheets follows:

	As of March 31, 2009			As of December 31, 2008
	As previously			As previously
	reported	Adjustments	Adjusted	reported	Adjustments	Adjusted
		($000 omitted)
Income taxes receivable	23,319	—	23,319	40,406	(1,470)	38,936
Furniture and equipment	278,716	—	278,716	281,683	266	281,949
Accumulated depreciation	(231,990)	—	(231,990)	(229,247)	(166)	(229,413)
Other assets	58,416	—	58,416	65,956	517	66,473
Total assets	1,342,214	—	1,342,214	1,449,226	(853)	1,448,373
Accounts payable and accrued liabilities	92,376	—	92,376	110,769	1,537	112,306
Estimated title losses	445,619	—	445,619	461,532	1,552	463,084
Deferred income taxes	12,957	1,468	14,425	11,896	1,941	13,837
Total liabilities	880,892	1,468	882,360	942,157	5,030	947,187
Retained earnings	311,527	(1,180)	310,347	353,547	(5,595)	347,952
Accumulated other comprehensive earnings	(3,488)	(288)	(3,776)	581	(288)	293
Stockholders’ equity attributable to Stewart	448,254	(1,468)	446,786	493,842	(5,883)	487,959
Total stockholders’ equity	461,321	(1,468)	459,853	507,069	(5,883)	501,186
Total liabilities and stockholders’ equity	1,342,214	—	1,342,214	1,449,226	(853)	1,448,373

The summary of the effects of the immaterial corrections on the condensed consolidated statement of cash flows follows:

	Three Months Ended March 31, 2009
	As previously
	reported	Adjustments	Adjusted
	($000 omitted)
Cash used by operating activities	(27,799)	(264)	(28,063)
Cash provided by investing activities	41,228	265	41,493
Effects of changes in foreign currency exchange rates	(585)	(1)	(586)

D. Reclassifications. Certain amounts in the 2008 interim financial statements have been reclassified for comparative purposes. Net losses, as previously reported, were not affected. However, stockholders’ equity changed due to the application of FAS 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51. Noncontrolling interests, formerly presented as minority interests outside of stockholders’ equity, are now included in stockholders’ equity.
E. Subsequent events. The Company has reviewed subsequent events through August 5, 2009, the date of issuance of these financial statements. The Company determined it did not have subsequent events requiring adjustment to or disclosure in its consolidated financial statements.

NOTE 2
Recent significant accounting pronouncements. In June 2009, FAS 168, The FASB Accounting Standards CodificationTM and Hierarchy of Generally Accepted Accounting Principles: a replacement of FASB Statement No. 162, was issued. FAS 168 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States. This standard is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not believe the adoption of this standard will have a material effect on its financial statements; however, the standard will affect the citation of authoritative accounting literature within the financial statements.
NOTE 3
Investments in debt and equity securities. In April 2009, FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, was issued to amend the other-than-temporary impairment guidance in U.S. GAAP for debt securities, making the guidance more operational and improving the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The Company adopted the guidance in this FSP beginning in the interim period ending June 30, 2009. The adoption of FSP FAS 115-2 and FAS 124-2 had no material effect on the Company’s consolidated financial statements except for the required presentation and disclosures.
The amortized costs and fair values follow:

	June 30, 2009		December 31, 2008
	Amortized	Fair	Amortized	Fair
	costs	values	costs	values
		($000 omitted)
Debt securities:
Municipal bonds	67,470	68,986	89,172	90,118
Corporate and utility bonds	230,291	230,341	181,172	175,244
Foreign bonds	124,165	130,028	114,050	122,360
U.S. Government bonds	33,443	35,033	122,712	126,871
Mortgage-backed securities	113	86	114	85
Equity securities	4,336	4,772	16,974	16,097

	459,818	469,246	524,194	530,775

Gross unrealized gains and losses were:

	June 30, 2009		December 31, 2008
	Gains	Losses	Gains	Losses
		($000 omitted)
Debt securities:
Municipal bonds	1,693	177	1,753	807
Corporate and utility bonds	3,540	3,490	1,531	7,459
Foreign bonds	5,921	58	8,310	—
U.S. Government bonds	1,603	13	4,159	—
Mortgage-backed securities	—	27	—	29
Equity securities	597	161	258	1,135

	13,354	3,926	16,011	9,430

Debt securities as of June 30, 2009 mature, according to their contractual terms, as follows (actual maturities may differ because of call or prepayment rights):

	Amortized	Fair
	costs	values
In one year or less	34,551	34,887
After one year through five years	195,253	200,759
After five years through ten years	144,882	146,993
After ten years	80,683	81,749
Mortgage-backed securities	113	86

	455,482	464,474

As of June 30, 2009, gross unrealized losses on investments and the fair values of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were:

	Less than		More than
	12 months		12 months		Total
	Losses	Fair values	Losses	Fair values	Losses	Fair values
			($000 omitted)
Debt securities:
Municipal	35	5,246	142	10,046	177	15,292
Corporate and utilities	143	14,550	3,347	50,727	3,490	65,277
Foreign	58	3,456	—	—	58	3,456
U.S. Government	12	1,737	1	101	13	1,838
Mortgage-backed	—	—	27	86	27	86
Equity securities	74	743	87	674	161	1,417

	322	25,732	3,604	61,634	3,926	87,366

The unrealized loss positions were primarily caused by interest rate fluctuations. The number of investments in an unrealized loss position as of June 30, 2009 was 113. Since the Company does not intend to sell and will more-likely-than-not maintain each debt security until its anticipated recovery, and no significant credit risk is deemed to exist, these investments are not considered other-than-temporarily impaired.
As of December 31, 2008, gross unrealized losses on investments and the fair values of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were:

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
NOTE 4
Fair value measurements. SFAS No. 157, Fair Value Measurements, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal, or most advantageous, market for the asset or liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs when possible. The three levels of inputs used to measure fair value are as follows:
•	Level 1 – quoted prices in active markets for identical assets or liabilities;

•	Level 2 – observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data; and

•	Level 3 – unobservable inputs that are supported by little or no market activity and that are significant to the fair values of the assets or liabilities, including certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.
In April 2009, FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, was issued. FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with FAS 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. The Company adopted the guidance in this FSP beginning in the interim period ending June 30, 2009. The adoption of FSP FAS 157-4 had no effect on the Company’s consolidated financial statements except for the required presentation and disclosures.
As of June 30, 2009, assets and liabilities measured at fair value on a recurring basis are summarized below:

				Fair value
	Level 1	Level 2	Level 3	measurements
	($000 omitted)
Short-term investments	32,310	—	—	32,310
Investments available-for-sale:
Municipal bonds	—	68,986	—	68,986
Corporate and utility bonds	—	230,341	—	230,341
Foreign bonds	130,028	—	—	130,028
U.S. Government bonds	35,033	—	—	35,033
Equity securities	4,772	—	—	4,772
Mortgage-backed securities	86	—	—	86
Investments – pledged	—	—	221,596	221,596
Line of credit	—	—	(221,596)	(221,596)

	202,229	299,327	—	501,556

As of June 30, 2009, Level 1 financial instruments consist of short-term investments, U.S. and foreign government bonds and equity securities. Level 2 financial instruments consist of municipal and corporate bonds. Level 3 financial instruments consist of auction rate securities and a related line of credit. The fair value of investments – pledged is determined using a discounted cash flow methodology.
Level 3 financial instruments are summarized below:

		Investments –
	Equity securities	pledged	Line of credit
	($000 omitted)
December 31, 2008	14,875	222,684	(222,684)
Sold	(15,232)	(1,088)	1,088
Realized gains	357	—	—

June 30, 2009	—	221,596	(221,596)

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
As of June 30, 2009, assets measured at fair value on a nonrecurring basis are summarized below:

		Impairment loss
	Level 3	recorded
	($000 omitted)
Costs basis investments	5,366	(2,868)

The carrying amount of certain cost basis investments exceeded their fair value and an impairment charge of $2.9 million was recorded in investment and other losses – net during the six months ended June 30, 2009. The valuations were based on the values of the underlying assets of the investee or expected proceeds from sale of the investment.
NOTE 5
Investment income. Gross realized investment and other gains and losses follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
		($000 omitted)
Realized losses	(1,415)	(7,301)	(11,358)	(11,658)
Realized gains	4,186	2,889	5,318	6,949

	2,771	(4,412)	(6,040)	(4,709)

Expenses assignable to investment income were insignificant. There were no significant investments as of June 30, 2009 that did not produce income during the year.

Proceeds from the sales of investments available-for-sale follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
		($000 omitted)
Proceeds from sales of investments available-for-sale	118,714	62,760	150,885	150,354

For the six months ended June 30, 2009, investment and other losses – net included realized losses of $6.6 million for the impairment of cost-basis investments, $1.3 million for the impairment of equity securities available-for-sale, $1.5 million for office closure costs and $0.8 million for the impairment and sale of real estate. The realized losses were partially offset by realized gains of $3.0 million related to the sale of debt and equity investments available-for-sale and $1.6 million related to the sale of a cost-basis investment.
For the six months ended June 30, 2008, investment and other losses – net included realized losses of $4.9 million for the sale of debt and equity investments available-for-sale, $4.1 million for the impairment of equity method and cost-basis investments and $2.7 million for office closure costs. The realized losses were partially offset by realized gains of $5.0 million for the sale of debt and equity investments available-for-sale and $0.8 million for sales of title plants and real estate.
NOTE 6
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
There were no options granted during the six months ended June 30, 2009 and 2008 and, accordingly, no compensation expense has been reflected in the accompanying condensed consolidated financial statements.
A summary of the Company’s stock option plan follows:

		Weighted-
		average exercise
	Options	prices ($)
December 31, 2008	264,400	23.37
Exercised	(26,000)	19.57

June 30, 2009	238,400	23.79

As of June 30, 2009, the weighted-average remaining contractual life of options outstanding was 3.8 years and the aggregate intrinsic value of dilutive options was under $0.1 million. The aggregate intrinsic values of options exercised during the six months ended June 30, 2009 were not material. During the six months ended June 30, 2009, the aggregate intrinsic values of options exercised were $0.3 million. The tax benefits of options exercised during the six months ended June 30, 2009 and 2008 were not material.

During the six months ended June 30, 2009, the Company granted 42,000 shares of restricted Common Stock, at a fair value of $0.7 million, which will vest on December 31, 2009. Compensation expense associated with restricted stock awards will be recognized over the vesting period and approximated $0.2 million and $0.3 million for the three and six months ended June 30, 2009, respectively.
NOTE 7
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
As the Company reported a net loss for the three and six months ended June 30, 2009 and 2008, there were no calculations of diluted per share amounts.
NOTE 8
Contingent liabilities and commitments. As of June 30, 2009, the Company was contingently liable for guarantees of indebtedness owed primarily to banks and others by certain third parties. The guarantees primarily relate to business expansion and expire no later than 2019. As of June 30, 2009, the maximum potential future payments on the guarantees amounted to $6.4 million. Management believes that the related underlying assets and available collateral, primarily corporate stock and title plants, would enable the Company to recover any amounts paid under the guarantees. The Company believes no reserve is needed since no payment is expected on these guarantees.
In the ordinary course of business the Company guarantees the third-party indebtedness of certain of its consolidated subsidiaries. As of June 30, 2009, the maximum potential future payments on the guarantees were not more than the related notes payable recorded in the condensed consolidated balance sheet. The Company also guarantees the indebtedness related to lease obligations of certain of its consolidated subsidiaries. The maximum future obligations arising from these lease-related guarantees are not more than the Company’s future minimum lease payments. In addition, as of June 30, 2009 the Company had unused letters of credit amounting to $7.2 million, primarily related to a litigation bond and workers’ compensation coverage.

NOTE 9
Segment information. The Company’s two reportable segments are title insurance-related services (Title) and real estate information (REI). Selected statement of operations information related to these segments follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008

	($000 omitted)
Revenues:
Title	408,990	417,245	715,083	796,666
REI	21,773	11,302	29,138	26,018

	430,763	428,547	744,221	822,684

Intersegment revenues:
Title	576	150	619	286
REI	889	775	1,746	1,612

	1,465	925	2,365	1,898

Depreciation and amortization:
Title	6,597	8,349	13,784	16,803
REI (1)	566	6,612	1,077	7,249

	7,163	14,961	14,861	24,052

Earnings (loss) before taxes and noncontrolling interests:
Title	(25,861)	(35,763)	(55,319)	(77,308)
REI (1)	9,732	(8,417)	4,855	(7,723)

	(16,129)	(44,180)	(50,464)	(85,031)

(1)	The three and six months ended June 30, 2008 include a pretax charge of $6.0 million relating to the impairment of internally developed software that the Company subsequently determined would not be deployed into production.
Selected balance sheet information as of June 30 and December 31, respectively, related to these segments follows:

	2009	2008

	($000 omitted)
Identifiable assets:
Title	1,296,969	1,381,883
REI	58,351	66,490

	1,355,320	1,448,373

Revenues generated in the United States and all international operations follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008

	($000 omitted)
United States	412,277	400,970	713,149	774,648
International	18,486	27,577	31,072	48,036

	430,763	428,547	744,221	822,684

NOTE 10
Regulatory and legal developments. In California, regulations which are likely to become effective in or about August 2009 are expected to eliminate a previously proposed interim rate reduction and a maximum rate formula and substantially scale back the proposed financial data requirements on the insurance companies. In July 2009, the New Mexico Superintendent of Insurance announced the findings of a 2008 hearing on premiums and splits and awarded a 10.7% premium rate increase effective August 1, 2009, and an increase in the remittance rate on residential transactions from 19% to 20% from agencies to underwriters.
In light of changes observed in California and New Mexico and possible changes in other states, the Company is reviewing its premium rates in all states. Where possible, the Company is seeking to raise rates or to modify agency splits (the percent of premium paid to the underwriter compared to the amount retained by the agency) to levels necessary to achieve profitability from its agency operations. The Company believes the California and New Mexico results are indicators as other states’ assessments of the title insurance industry and the need for the industry to provide title protection under their title policies for real property. Results in other states may vary. The Company cannot predict the outcome of proposed regulations and rate changes. However, to the extent that rate changes are modified in the future, the outcome could materially affect its consolidated financial conditions or results of operations.
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
Stewart Title of California, Inc., a subsidiary of the Company, is a defendant in four putative class action lawsuits filed in California state and federal courts. These lawsuits are commonly referred to as “wage and hour” lawsuits. These lawsuits generally claim, among other things, that (i) the plaintiffs were misclassified as exempt employees and were not paid overtime, (ii) the overtime payments made to non-exempt employees were miscalculated and (iii) the plaintiffs worked overtime hours, but were not paid. The plaintiffs seek compensatory damages, statutory compensation, penalties and restitution, exemplary and punitive damages, declaratory relief, interest and attorneys fees. The Company is seeking to consolidate the two federal court cases. All of these cases are in the discovery stage and their outcomes cannot be predicted with certainty at this time; however, the Company intends to vigorously defend itself against these allegations. The Company believes that it has adequately reserved for these matters and does not believe that the outcomes of these matters will materially affect its consolidated financial condition or results of operations.
In January 2009, an action was filed by individuals against Stewart Title Guaranty Company, Stewart Title of California, Inc., Cuesta Title Company and others in the Superior Court of California for the County of San Luis Obispo, captioned Wooldridge et al. v. Stewart Title Guaranty Company et al., Case No. CV 090008. The plaintiffs allege that they have suffered damages relating to loans they made, through Hurst Financial Corporation, to an individual named Kelly Gearhart and entities controlled by Gearhart. Gearhart has filed for bankruptcy. The Company demurred to the original complaint, and the plaintiffs amended their complaint in response. The plaintiffs’ amended complaint purports to assert causes of action for (1) breach of contract; (2) negligence; (3) fraud; and (4) breach of implied covenant of good faith and fair dealing. The Company has demurred to the amended complaint; the demurrer hearing was conducted in July 2009 and the Court sustained the Company’s demurrer to the Wooldridge plaintiff’s first amended complaint. The Company intends to vigorously defend itself against the allegations. The Company does not believe that the outcome of this matter will materially affect its consolidated financial condition or results of operations.

In March 2009, an action was filed against Stewart Information Services Corporation, Stewart Title Guaranty Company, Stewart Title of California, Inc., Cuesta Title Company and others by Stinchfield Financial Services, Inc. and Casa Rio Atascadero Homeowners Association in the Superior Court of California for the County of San Luis Obispo, captioned Stinchfield Financial Services, Inc. et al. v. Stewart Information Services Corporation et al., Case No. CV 098107. The plaintiffs allege that they have suffered damages relating to loans that they made to Kelly Gearhart. The Company demurred to the original complaint, and the Court sustained the Company’s demurrer with leave to amend. The plaintiffs’ amended complaint adds Stewart Title Insurance Company, our New York underwriter, as a defendant and purports to assert causes of action for (1) breach of contract; (2) breach of covenant of good faith and fair dealing; (3) declaratory relief; (4) fraud; (5) alter ego; (6) negligence; (7) violation of California Business and Professions Code Section 17200; and (8) conversion. The Company intends to vigorously defend itself against the allegations. The Company does not believe that the outcome of this matter will materially affect its consolidated financial condition or results of operations.
In June 2009, an action was filed by several hundred individuals against Stewart Title Guaranty Company, Stewart Title of California, Inc., Cuesta Title Company, and others in the Superior Court of California for the County of San Luis Obispo, captioned Alpert et al. v. Cuesta Title Company et al., Case No. CV 098220. The plaintiffs allege that they have suffered damages relating to loans they made, through Hurst Financial, to Gearhart and entities controlled by Gearhart. The plaintiffs purport to assert causes of action for (1) fraud; (2) aiding and abetting fraud; (3) civil conspiracy to commit conversion; (4) financial elder abuse; (5) breach of fiduciary duty; (6) negligence; and (7) declaratory relief. The Company intends to vigorously defend itself against the allegations. The Company does not believe that the outcome of this matter will materially affect its consolidated financial condition or results of operations.
In February 2008, an antitrust class action was filed in the United States District Court for the Eastern District of New York against Stewart Title Insurance Company, Monroe Title Insurance Corporation, Stewart Information Services Corporation, several other unaffiliated title insurance companies and the Title Insurance Rate Service Association, Inc. (TIRSA). The complaint alleges that the defendants violated Section 1 of the Sherman Antitrust Act by collectively filing proposed rates for title insurance in New York through TIRSA, a state-authorized and licensed rate service organization.
Complaints were subsequently filed in the United States District Courts for the Eastern and Southern Districts of New York and in the United States District Courts in Pennsylvania, New Jersey, Ohio, Florida, Massachusetts, Arkansas, California, Washington, West Virginia, Texas and Delaware. All of the complaints make similar allegations, except that certain of the complaints also allege violations of RESPA statutes and various state antitrust and consumer protection laws. The complaints generally request treble damages in unspecified amounts, declaratory and injunctive relief, and attorneys’ fees. To date, 78 such complaints have been filed, each of which names the Company and/or one or more of its affiliates as a defendant (and have been consolidated in the aforementioned states), of which seven have been voluntarily dismissed.
As of July 30, 2009, the Company has obtained dismissals of the claims in Arkansas, California (where plaintiffs then filed an amended complaint), Delaware (where plaintiffs may file an amended complaint for injunctive relief only), Florida, Massachusetts, New York, Pennsylvania (where plaintiffs may pursue injunctive relief only), Texas, and Washington. The Company is awaiting decisions on motions to dismiss in New Jersey, Ohio, and West Virginia. Although the Company cannot predict the outcome of these actions, it intends to vigorously defend itself against the allegations and does not believe that the outcome will materially affect its consolidated financial condition or results of operations.
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
Management’s overview. We reported a net loss attributable to Stewart of $58.2 million for the six months ended June 30, 2009 compared with a net loss attributable to Stewart of $53.9 million for the same period in 2008. On a diluted per share basis, our net loss attributable to Stewart was $3.21 for the first six months of 2009 compared with a net loss attributable to Stewart of $2.98 for the first six months of 2008. Revenues for the first six months of 2009 decreased 9.5% to $744.2 million from $822.7 million for the same period last year. Losses before taxes and noncontrolling interests decreased $34.6 million to $50.4 million from $85.0 million for the six months ended June 30, 2009 and 2008, respectively.
Before consideration of a $19.2 million reserve strengthening charge and $22.4 million for charges relating to several independent agency defalcations and fraud, partially offset by $9.2 million for insurance recoveries, our year-to-date loss reflects a significant improvement as a result of extensive cost reduction efforts undertaken in 2008 and 2009. A significant reduction was achieved in both employee costs and other operating costs for the first half of 2009 as compared to the first half of 2008. Revenues benefited from an increase in market share and refinance orders closed.
We continue to aggressively reduce costs and improve productivity in our core title operations. In addition to workforce reductions described below, we are pursuing the implementation of title search and production efficiencies company-wide through our regional production center initiative. As a result, significant savings per order processed are being achieved in operationally mature centers.
Separately, our back-office centralization initiatives also remain on target and began generating benefits during 2009 in the areas of human resources, finance and accounting, procurement and information technology by reducing employee and operating expenses. Significant future savings will be achieved once we complete implementation of our enterprise systems in 2010.
Title losses for the first half of 2009 were somewhat offset by recoveries of $9.2 million under our fidelity bond, while no such recoveries were recorded in the first half of 2008. As a result, our title loss ratio for the six months ended June 30, 2009 and 2008 was 12.1% and 10.1% of title revenues, respectively. In addition to the agency defalcations mentioned above, all of the large claims, except one, are related to prior year policies issued by canceled agencies. We believe the actions taken to restructure our agency network will reduce future losses considerably and bring overall losses more in line with a normal, historical range.
According to Fannie Mae and other industry experts, the real estate and related lending markets continue to face challenges. New and existing home sales and prices continue to decline. Purchase originations are expected to decline further in 2009 as compared to 2008. Although purchase originations are projected to decrease in 2009, total mortgage originations are expected to increase in 2009 due to refinance originations, which generate lower revenue per file closed as compared to purchase originations. Notwithstanding these market conditions, we experienced increasing new title orders and closings during the first half of 2009.
Critical accounting estimates. Actual results can differ from our accounting estimates. While we do not anticipate significant changes in our estimates, there is a risk that such changes could have a material impact on our consolidated financial condition or results of operations for future periods.
Title loss reserves
Our most critical accounting estimate is providing for title loss reserves. Our liability for estimated title losses as of June 30, 2009 comprises both known claims ($150.7 million) and our estimate of claims that may be reported in the future ($328.2 million). The amount of the reserve represents the aggregate future payments (net of recoveries) that we expect to incur on policy and escrow losses and in costs to settle claims.

Provisions for title losses, as a percentage of title operating revenues, were 12.1% and 10.1% for the six months ended June 30, 2009 and 2008, respectively. Actual loss payment experience, including the impact of large losses, is the primary reason for increases or decreases in our loss provision. A change of 100 basis points in this percentage, a reasonably likely scenario based on our historical loss experience, would have increased or decreased our provision for title losses and pretax loss approximately $7.1 million for the six months ended June 30, 2009.
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
At each quarter end, our recorded reserve for title losses begins with the prior period’s reserve balance for claim losses, adds the current period provision to that balance and subtracts actual paid claims, resulting in an amount that our management compares to its actuarially-based calculation of the ending reserve balance. The actuarially-based calculation is a paid loss development calculation where loss development factors are selected based on company data and input from our third-party actuaries. We also obtain input from third-party actuaries in the form of a reserve analysis utilizing generally accepted actuarial methods. While we are responsible for determining our loss reserves, we utilize this actuarial input to assess the overall reasonableness of our reserve estimation. If our recorded reserve amount is within a reasonable range of our actuarially-based reserve calculation and the actuary’s point estimate (+/- 3.0%), but not at the point estimate, our management assesses the major factors contributing to the different reserve estimates in order to determine the overall reasonableness of our recorded reserve, as well as the position of the recorded reserves relative to the point estimate and the estimated range of reserves. The major factors considered can change from period to period and include items such as current trends in the real estate industry (which management can assess although there is a time lag in the development of this data for use by the actuary), the size and types of claims reported and changes in our claims management process. If the recorded amount is not within a reasonable range of our third-party actuary’s point estimate, we will adjust the recorded reserves in the current period and reassess the provision rate on a prospective basis. Once our reserve for title losses is recorded, it is reduced in future periods as a result of claims payments and may be increased or reduced by revisions to our estimate of the overall level of required reserves.
Large claims (those exceeding $1.0 million on a single claim), including large title losses due to independent agency defalcations, are analyzed and reserved for separately due to the higher dollar amount of loss, lower volume of claims reported and sporadic reporting of such claims. Large title losses due to independent agency defalcations typically occur when the independent agency misappropriates funds from escrow accounts under its control. Such losses are usually discovered when the independent agency fails to pay off an outstanding mortgage loan at closing (or immediately thereafter) from the proceeds of the new loan. Once the previous lender determines that its loan has not been paid off timely, it will file a claim against the title insurer. It is at this point that the title insurance underwriter is alerted to the potential theft and begins its investigation. As is industry practice, these claims are considered a claim on the newly issued title insurance policy since such policy insures the holder (in this case, the new lender) that all previous liens on the property have been satisfied. Accordingly, these claim payments are charged to policy loss expense. These incurred losses are typically more severe in terms of dollar value compared with traditional title policy claims because the independent agency is often able to conceal misappropriation of escrow funds relating to more than one transaction over time through the constant volume of funds moving through its escrow accounts. As long as new funds continue to flow into escrow accounts, an independent agent can mask one or more defalcations. In declining real estate markets, lower transaction volumes result in a lower incoming volume of funds, making it more difficult to cover up the misappropriation with incoming funds. Thus, when the defalcation is discovered, it often relates to several transactions. In addition, the overall decline in an independent agency’s revenues, profits and cash flows increases the agency’s incentive to improperly utilize the escrow funds from real estate transactions.

Internal controls relating to independent agencies include, but are not limited to, periodic audits, site visits and reconciliations of policy inventories and premiums. The audits and site visits cover examination of the escrow account bank reconciliations and an examination of a sample of closed transactions. In some instances, we are limited in our scope by attorney agents who cite client confidentiality. Certain states have mandated a requirement for annual reviews of all agents by their underwriter. We also determine whether our independent agencies have appropriate internal controls as defined by the American Land Title Association and Stewart. However, even with adequate internal controls in place, their effectiveness can be circumvented by collusion or improper management override at the independent agencies. To aid in the selection of agencies to review, Stewart has developed an agency risk model that aggregates data from different areas to identify possible problems. This is not a guarantee that all agencies with deficiencies will be identified. In addition, we are not typically the only underwriter for which an independent agency issues policies, and agencies may not always provide complete financial records for our review.
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
Our accruals for revenues on unreported policies from agencies were not material to our consolidated assets or stockholders’ equity as of June 30, 2009 and December 31, 2008. The differences between the amounts our agencies have subsequently reported to us compared to our estimated accruals are substantially offset by any differences arising from prior years’ accruals and have been immaterial to consolidated assets and stockholders’ equity during each of the three prior years. We believe our process provides the most reliable estimate of the unreported revenues on policies and appropriately reflects the trends in agency policy activity.
Goodwill and other long-lived assets
Our evaluation of goodwill is normally completed annually in the third quarter using June 30 balances, but an evaluation may also be made whenever events may indicate impairment. This evaluation is based on a combination of a discounted cash flow analysis (DCF) and market approaches that incorporate market multiples of comparable companies and our own market capitalization. The DCF model utilizes historical and projected operating results and cash flows, initially driven by estimates of changes in future revenue levels, and risk-adjusted discount rates. Our projected operating results are primarily driven by anticipated mortgage originations, which we obtain from projections by industry experts. Fluctuations in revenues, followed by our ability to appropriately adjust our employee count and other operating expenses, are the primary reasons for increases or decreases in our projected operating results. Our market-based valuation methodologies utilize (i) market multiples of earnings and/or other operating metrics of comparable companies and (ii) our market capitalization and a control premium based on market data and factors specific to our ownership and corporate governance structure. To the extent that our future operating results are below our projections, or in the event of continued adverse market conditions, an interim review for impairment may be required.

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
As a result of overall market volatility, including our market capitalization, we updated our evaluation of goodwill through June 30, 2009. Based upon our updated evaluation, we have concluded that our goodwill was not impaired as of June 30, 2009. However, to the extent that our future operating results are below projections, or in the event of continued adverse market conditions, a future review for impairment may be required.
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
In the second quarter of 2008, our REI segment incurred an impairment charge of $6.0 million relating to its internally developed software that we subsequently determined would not be deployed into production. There were no other material impairment write-offs of goodwill or other long-lived assets during the six months ended June 30, 2009 or 2008.
Operations. Our business has two operating segments: title insurance-related services and real estate information. These segments are closely related due to the nature of their operations and common customers.
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

Factors affecting revenues. The principal factors that contribute to changes in operating revenues for our title and REI segments include:
•	mortgage interest rates;

•	ratio of purchase transactions compared with refinance transactions;

•	ratio of closed orders to open orders;

•	home prices;

•	consumer confidence;

•	demand by buyers;

•	number of households;

•	availability of loans for borrowers;

•	premium rates;

•	market share;

•	opening of new offices and acquisitions;

•	number of commercial transactions, which typically yield higher premiums; and

•	government or regulatory initiatives.
To the extent inflation causes increases in the prices of homes and other real estate, premium revenues are also increased. Premiums are determined in part by the insured values of the transactions we handle. These factors may override the seasonal nature of the title insurance business. Historically, our first quarter is the least active and our third and fourth quarters are the most active in terms of title insurance revenues.
RESULTS OF OPERATIONS
Comparisons of our results of operations for the three and six months ended June 30, 2009 with the three and six months ended June 30, 2008 follow. Factors contributing to fluctuations in our results of operations are presented in the order of their monetary significance and we have quantified, when necessary, significant changes. Results from our REI segment are included in our discussions regarding the three and six months ended June 30, 2009 as those amounts are not material in relation to consolidated totals. When relevant, we have discussed our REI segment’s results separately.
Our statements on home sales and loan activity are based on published industry data from sources including Fannie Mae, the National Association of Realtors®, the Mortgage Bankers Association and Freddie Mac. We also use information from our direct operations.
Operating environment. Data as of June 2009 compared with the same period in 2008 indicates annualized sales of new and existing homes, seasonally adjusted, decreased 21.3% and 0.2%, respectively. June 2009 existing home sales were a seasonally adjusted annual rate of 4.89 million versus 4.90 million a year earlier. One-to-four family residential lending fell from an estimated $580 billion in the second quarter of 2008 to $523 billion in the first quarter of 2009 (most recent data available). The decline in lending volume was primarily a result of decreasing home sales, lower home prices and reduced financing activity, primarily due to disruptions in the credit markets which led to tightening of mortgage lending standards. The decline in lending volume was partially offset by an increase in refinancing activities by lenders. Commercial lending activity industry-wide declined by 70% during the first quarter of 2009 (most recent data available) compared with the same period of 2008.
According to Fannie Mae and other industry experts, the real estate and related lending markets continue to face challenges. New and existing home sales and prices continue to decline. Purchase originations are expected to decline further in 2009 as compared to 2008. Although purchase originations are projected to decrease in 2009, total mortgage originations are expected to increase in 2009 due to refinance originations, which generate lower revenue per file closed as compared to purchase originations. Notwithstanding these market conditions, we experienced an increase in new title orders and closings during the first half of 2009.

Six months ended June 30, 2009 compared with six months ended June 30, 2008
Title revenues. Our revenues from direct operations decreased $55.2 million, or 14.5%, in the first six months of 2009 compared with the first six months of 2008. The largest revenue decreases, in terms of dollars, were in our Canadian operations (partially due to the strengthening of the U.S. dollar), Texas, other foreign operations, California and New York. Revenues from commercial and other large transactions in the first six months of 2009 decreased $30.9 million, or 47.4%, from prior-year levels of $65.1 million.
Our direct orders closed increased 2.9% in the six months ended June 30, 2009 compared with the six months ended June 30, 2008 although the average revenue per closing decreased 17.1% in the first six months ended June 30, 2009 compared with the six months ended June 30, 2008. Our increase in direct orders closed and decrease in average revenue per closing continue to be driven by a shift in the mix of orders, with the first six months of 2009 experiencing fewer large commercial orders, lower home prices and many more residential refinancing orders than the first six months of 2008. On average, refinance premium rates are 60% of the title premium revenue of a similarly priced sale transaction.
Revenues from agencies decreased $20.4 million, or 5.0%, for the six months ended June 30, 2009 compared with the six months ended June 30, 2008. This decrease largely follows the decline in our direct revenues but, to a lesser extent, is due to the impact of international and commercial transactions on our direct operations noted above, which are not as significant to our agency business. The largest decreases in revenues from agencies during the six months ended June 30, 2009 were in Florida, Texas, New York and Virginia, partially offset by increases in California.
REI revenues. Real estate information operating revenues were $29.1 million and $26.0 million in the first six months of 2009 and 2008, respectively. The increase of 12.0% from 2008 was due to a significant rise in our loan modification services. This increase was partially offset by the reduction in post-closing lender services activity due to a decrease in residential lending volume. This increase was also partially offset by the reduction in the number of Section 1031 tax-deferred property exchanges caused by the continued decline in the real estate market.
Investments. Investment income decreased $4.7 million, or 30.4%, for the first six months of 2009 compared with the first six months of 2008 primarily due to decreases in the average invested balances and, to a lesser extent, to decreases in yields. Certain investment gains and losses, which are included in our results of operations in investment and other losses — net, were realized as part of the ongoing management of our investment portfolio for the purpose of improving performance.
For the six months ended June 30, 2009, investment and other losses — net included realized losses of $6.6 million for the impairment of equity method and cost-basis investments, $1.3 million for the impairment of equity securities available-for-sale, $1.5 million related to office closure costs and $0.8 million for the impairment and sale of real estate. The realized losses were partially offset by realized gains of $3.0 million related to the sale of debt and equity investments available-for-sale and $1.6 million related to the sale of a cost-basis investment.
For the six months ended June 30, 2008, investment and other losses — net included realized losses of $4.9 million for the sale of debt and equity investments available-for-sale, $4.1 million for the impairment of equity method and cost-basis investments and $2.7 million for office closure costs. The realized losses were partially offset by realized gains of $5.0 million for the sale of debt and equity investments available-for-sale and $0.8 million for sales of title plants and real estate.
Retention by agencies. The amounts retained by title agencies, as a percentage of revenues generated by them, were 82.6% and 81.6% in the first six months of 2009 and 2008, respectively. Amounts retained by title agencies are based on agreements between agencies and our underwriters. This retention percentage may vary from year-to-year due to the geographical mix of agency operations, the volume of title revenues and, in some states, laws or regulations.

Employee costs. Our employee costs and certain other operating expenses are sensitive to inflation. Employee costs for the combined business segments decreased $60.9 million, or 20.4%, to $237.1 million for the six months ended June 30, 2009 from $298.0 million for the six months ended June 30, 2008. We reduced our employee count company-wide by approximately 100 during the first six months of 2009 and approximately 2,300 since the beginning of 2008. This decrease in employee count is the primary reason for the decline in employee costs.
In our REI segment, total employee costs for the first six months of 2009 decreased $4.5 million, or 24.0%, from the same period in 2008 primarily in our lender services and property information businesses due to headcount reduction related to lower transaction volumes, even though our mortgage modification services significantly increased.
Other operating expenses. Other operating expenses decreased $36.0 million, or 20.8%, in the first six months of 2009 compared with the first six months of 2008 primarily due to lower business promotion costs, rent and other occupancy expenses, outside search fees, technology costs, certain REI expenses, travel, premium taxes, auto and airplane expenses, delivery fees and insurance. These decreases were offset somewhat by an increase in bad debt expense. Other operating expenses were favorably impacted by credits of $5.9 million relating to the reversal of an accrual for a legal matter resolved in our favor and a change in estimate for another legal matter. The remaining decreases in other operating expenses were due to implementation of title search and production efficiencies company-wide through our regional production center initiative and the benefits from our back-office centralization initiatives in the areas of human resources, finance and accounting, procurement and information technology.
Other operating expenses also include general supplies, telephone, insurance, copy supplies, equipment rental, repairs and maintenance, postage, title plant expenses, litigation, title plant rent, professional fees and attorney fees. Most of our operating expenses are fixed in nature, although some follow, to varying degrees, the changes in transaction volume and revenues.
Title losses. Provisions for title losses, as a percentage of title operating revenues, were 12.1% and 10.1% for the first six months of 2009 and 2008, respectively. The first six months of 2009 included a reserve strengthening adjustment of $19.2 million relating to policy years 2005, 2006 and 2007 due to higher than expected loss payments and incurred loss experience for these policy years. Provisions for title losses in the first six months of 2009 also include charges of $22.4 million relating to several independent agency defalcations and fraud, as well a mechanic lien claim. These charges were partially offset by insurance recoveries of $9.2 million on previously recognized title losses. The first six months of 2008 included $17.7 million related to title agency defalcations and fraudulent transactions, and a reserve strengthening adjustment of $12.0 million related to greater than expected loss payment experience for policy years 2005, 2006 and 2007. Adjusting for these items, our provisions for title losses were 7.5% and 6.3% for the six months ended June 30, 2009 and 2008, respectively. An increase in loss payment experience for recent policy years also resulted in an increase in the loss ratio related to revenues recognized on policies issued in 2009.
Income taxes. Our effective tax rates, based on earnings before taxes and after deducting noncontrolling interests (losses of $54.7 million and $88.2 million for the six months ended June 30, 2009 and 2008, respectively), were (6.5%) and 38.9% for the first six months of 2009 and 2008, respectively. Our effective income tax rate for the first six months of 2009 was significantly impacted by a valuation allowance of $20.4 million against our deferred tax assets. The valuation allowance will be evaluated for reversal, subject to certain potential limitations, as we return to profitability. The income tax expense of $3.5 million recorded in the first six months of 2009 is primarily related to taxes in foreign jurisdictions for our profitable international operations.
Our effective income tax rate for the first six months of 2008 was primarily due to the level of our operating losses compared with our significant permanent differences, such as tax-exempt interest, which remain relatively fixed in amount, and the ratio of earnings from our international operations compared with our consolidated U.S. operating losses. Our 2008 annual effective tax rate was (0.9%).

Three months ended June 30, 2009 compared with three months ended June 30, 2008
Title revenues. Our revenues from direct operations decreased $17.1 million, or 8.5%, in the second quarter of 2009 compared with the second quarter of 2008. The largest revenue decreases, in terms of dollars, were in our Canadian operations (partially due to the strengthening of the U.S. dollar), other foreign operations, Texas and New York. Revenues from commercial and other large transactions decreased $11.8 million, or 38.1%, in the second quarter of 2009 compared with the same period in the prior year. Our order levels for the second quarter of 2009 compared with the second quarter of 2008 increased 9.5% as a result of increased refinancing activity driven by lower interest rates.
Our direct orders closed increased 11.7% in the second quarter of 2009 compared with the second quarter of 2008 although the average revenue per closing decreased 18.0% in the second quarter of 2009 compared with the second quarter of 2008. Our increase in direct orders closed and decrease in average revenue per closing continue to be driven by a shift in the mix of orders, with the second quarter of 2009 experiencing fewer large commercial orders, lower home prices and many more residential refinancing orders than the second quarter of 2008. On average, refinance premium rates are 60% of the title premium revenue of a similarly priced sale transaction.
Revenues from agencies increased $3.9 million, or 1.8%, for the quarter ended June 30, 2009 compared with the quarter ended June 30, 2008. The increase in our agency business is primarily due to the increase in refinance transactions. Our agency business is not negatively impacted by the decline in commercial or international business to the extent of our direct operations as noted above. The largest increases in revenues from agencies during the three months ended June 30, 2009 were in California and Arizona. The increases were partially offset by decreases in New York, Florida and Texas.
REI revenues. Real estate information operating revenues were $21.8 million and $11.3 million for the second quarters of 2009 and 2008, respectively. The increase of $10.5 million from the second quarter of 2008 was primarily due to a significant rise in our loan modification services. This increase was partially offset by the reduction in post-closing lender services activity due to a decrease in residential lending volume. This increase was also partially offset by the reduction in the number of Section 1031 tax-deferred property exchanges caused by the continued decline in the real estate market.
Investments. Investment income decreased $2.2 million, or 30.1%, for the three months ended June 30, 2009 compared with the three months ended June 30, 2008, primarily due to decreases in the average invested balances and, to a lesser extent, to decreases in yields. Certain investment gains and losses, which are included in our results of operations in investment and other losses — net, were realized as part of the ongoing management of our investment portfolio for the purpose of improving performance.
For the second quarter of 2009, investment and other losses — net included realized gains of $2.4 million related to the sale of debt and equity investments available-for-sale and $1.6 million due to the sale of a cost-basis investment. The realized gains were partially offset by realized losses of $0.8 million for the sale of real estate and $0.5 million related to office closure costs.
For the second quarter of 2008, investment and other losses — net included realized losses of $3.2 million for the impairment of equity method and cost-basis investments, $2.5 million for office closure costs and $1.8 million for the sale of debt and equity investments available-for-sale. The realized losses were partially offset by realized gains of $2.0 million for the sale of debt and equity investments available-for-sale and $0.7 million for sales of title plants.
Retention by agencies. The amounts retained by title agencies, as a percentage of revenues generated by them, were 82.8% and 81.8% in the second quarters of 2009 and 2008, respectively. Amounts retained by title agencies are based on agreements between agencies and our underwriters. This retention percentage may vary from year-to-year due to the geographical mix of agency operations, the volume of title revenues and, in some states, laws or regulations.

Employee costs. Our employee costs and certain other operating expenses are sensitive to inflation. Employee costs for the combined business segments decreased $23.6 million, or 16.2%, to $122.4 million for the three months ended June 30, 2009 from $146.1 million for the three months ended June 30, 2008. We reduced our employee count company-wide by approximately 2,300 since the beginning of 2008. This decrease in employee count is the primary reason for the decline in employee costs. Our employee count company-wide for the second quarter of 2009 is comparable to the first quarter of 2009.
In our REI segment, total employee costs for the second quarter of 2009 increased $1.4 million, or 18.1%, from the same period in 2008 primarily related to the significant increase in employee costs related to our loan modification services.
Other operating expenses. Other operating expenses decreased $15.9 million, or 18.4%, in the second quarter of 2009 compared with the second quarter of 2008, primarily due to lower rent and other occupancy expenses, business promotion costs, travel, outside search fees, professional fees, insurance, certain REI expenses and auto and airplane expenses. These decreases were offset somewhat by an increase in bad debt expense. Other operating expenses were favorably impacted by a $2.9 million credit relating to a change in the estimate of a previously recorded reserve for a legal matter. The remaining decreases in other operating expenses were due to implementation of title search and production efficiencies company-wide through our regional production center initiative and the benefits from our back-office centralization initiatives in the areas of human resources, finance and accounting, procurement and information technology.
Other operating expenses also include technology costs, premium taxes, delivery fees, general supplies, telephone, copy supplies, equipment rental, repairs and maintenance, postage, title plant expenses, litigation, title plant rent, and attorney fees. Most of our operating expenses are fixed in nature, although some follow, to varying degrees, the changes in transaction volume and revenues.
Title losses. Provisions for title losses, as a percentage of title operating revenues, were 16.4% and 12.0% for the second quarters of 2009 and 2008, respectively. The second quarter of 2009 included a reserve strengthening adjustment of $19.2 million relating to policy years 2005, 2006 and 2007 due to higher than expected loss payments and incurred loss experience for these policy years. Provisions for title losses for the second quarter of 2009 also include charges of $22.4 million relating to several independent agency defalcations and fraud, as well a mechanic lien claim. These charges were partially offset by insurance recoveries of $6.6 million on previously recognized title losses. The second quarter of 2008 included $13.0 million related to title agency defalcations and fraudulent transactions, and a reserve strengthening adjustment of $10.0 million related to greater than expected loss payment experience for policy years 2005, 2006 and 2007. Adjusting for these items, our provisions for title losses were 7.7% and 6.4% for the second quarters of 2009 and 2008, respectively. An increase in loss payment experience for recent policy years also resulted in an increase in the loss ratio related to revenues recognized on policies issued in 2009.
Income taxes. Our effective tax rates, based on losses before taxes and after deducting noncontrolling interests (losses of $18.9 million and $46.1 million for the three months ended June 30, 2009 and 2008, respectively), were (9.2%) and 38.0% for the quarters ended June 30, 2009 and 2008, respectively. Our effective income tax rate for the second quarter of 2009 was significantly impacted by a valuation allowance of $5.3 million against our deferred tax assets. The valuation allowance will be evaluated for reversal, subject to certain potential limitations, as we return to profitability. The income tax expense of $1.7 million recorded in the second quarter of 2009 is primarily related to certain taxes in foreign jurisdictions for our profitable international operations.
Our effective income tax rate for the first three months of 2008 was primarily due to the level of our operating losses compared with our significant permanent differences, such as tax-exempt interest, which remain relatively fixed in amount, and the ratio of earnings from our international operations compared with our consolidated U.S. operating losses. Our 2008 annual effective tax rate was (0.9%).

Liquidity. Our liquidity and capital resources reflect our ability to generate cash flow to meet our obligations to our shareholders, customers (payments to satisfy claims on title policies), vendors, employees, lenders and others. As of June 30, 2009, our cash and investments, including amounts reserved pursuant to statutory requirements, totaled $593.0 million.
A substantial majority of our consolidated cash and investments as of June 30, 2009 was held by Stewart Title Guaranty Company (Guaranty) and its subsidiaries. The use and investment of these funds, payment of dividends to the parent company, and cash transfers between Guaranty and its subsidiaries and the parent company are subject to certain legal and regulatory restrictions. In general, Guaranty may use its cash and investments in excess of its legally-mandated statutory premium reserve (established in accordance with legal requirements under Texas regulatory requirements) to fund its insurance operations, including claims payments. Guaranty may also, subject to certain limitations and with regulatory approval, pay dividends to the parent company and/or provide funds to its subsidiaries (whose operations consist principally of field title offices) for their operating and debt service needs.
A summary of our net consolidated cash flows for the six months ended June 30 follows:

	2009	2008

	($000 omitted)
Net cash used by operating activities	(14.9)	(46.6)
Net cash provided by investing activities	72.4	36.6
Net cash (used) provided by financing activities	(54.5)	3.8

Operating activities
Our principal sources of cash from operations are premiums on title policies and title service-related receipts. Our independent agencies remit cash to us net of their contractual retention. Our principal cash expenditures for operations are employee costs, operating costs and title claims payments.
Our negative cash flow from operations for the six months ended June 30, 2009 was primarily due to our net loss attributable to Stewart, which was driven by declining revenues from lower home sales combined with falling sales prices and decreases in commercial real estate transactions.
Although we have made significant progress in automating our services, our business continues to be labor intensive. As order volumes decline, we adjust staffing levels accordingly, but there is typically a lag between changes in market conditions and changes in personnel, so employee costs do not decline at the same rate as revenues decline. Further, we incur costs based on total orders received, while our revenues are earned based on orders actually closed. A decline in closing ratios from historical trends will have an adverse impact on operating results and, consequently, on cash flows. We reduced our number of employees by approximately 2,200 during the full year 2008 and by approximately 100 during the six months ended June 30, 2009. We continued to realize the full cash savings from these reductions in our results for the first six months of 2009.
Other operating costs consist of both fixed (such as rent and other occupancy costs) and variable (such as taxes due to various states on premium revenues) components, but are predominately fixed in nature. Since the end of December 2005, when the real estate market began to turn down, we have closed over 325 offices or branch locations. However, approximately 75 leases from these locations have not yet expired, and we continue to incur cash rent payments on those that have not been sublet. Over the course of 2009, over 15 leases on closed offices not sublet will expire and not be renewed. We will also benefit from new contracts with vendors in key spending categories throughout 2009.

Cash payments on title claims for the six months ended June 30, 2009 and 2008 were $71.5 million and $69.5 million, respectively. This increase is consistent with our historical experience that title claims are filed more quickly and there is a higher incidence of agency defalcations in declining real estate markets. The insurance regulators of the states in which our underwriters are domiciled require our statutory premium reserves to be fully funded, segregated and invested in high-quality securities and short-term investments. As of June 30, 2009, cash and investments funding the statutory premium reserve aggregated $386.2 million and our statutory estimate of claims that may be reported in the future totaled $328.2 million. In addition to this restricted cash and investments, we had unrestricted cash and investments (excluding investments in affiliates) of $131.1 million which is available for underwriter operations, including claims payments.
Investing activities
Cash from investing activities was generated principally by proceeds from investments matured and sold in the amounts of $196.1 million and $458.9 million for the six months ended June 30, 2009 and 2008, respectively. We used cash for the purchases of investments in the amounts of $118.5 million and $418.8 million for the six months ended June 30, 2009 and 2008, respectively. The cash generated from sales and maturities not reinvested was used principally to fund operations and reduce notes payable.
Capital expenditures were $4.0 million and $6.0 million for the six months ended June 30, 2009 and 2008, respectively. Capital expenditures declined significantly from prior year levels since no new offices were opened for the first six months of 2009 and we sharply curtailed spending in all other areas. We expect that capital expenditures in 2009 will remain lower than 2008 levels as the recession continues and we aggressively manage our cash flow. We have no material commitments for capital expenditures.
Financing activities
For the six months ended June 30, 2009, we repaid $51.9 million of debt in accordance with the underlying terms of the debt instruments. As of June 30, 2009, we had no material available borrowing capacity since the majority of our debt consists of individual unsecured term notes and fully funded lines of credit that expire as they are repaid. Of the debt outstanding as of June 30, 2009, $63.4 million can be called by the issuing banks at any time. We do not expect that any of these borrowings will be called during the next twelve months. Instead, we expect to extinguish the debt from available cash or cash flows from operations as payments become due under the terms of each debt agreement.
Effect of changes in foreign currency rates
The effect of changes in foreign currency rates on the consolidated statements of cash flows was a net increase in cash and cash equivalents of $2.1 million for the six months ended June 30, 2009 as compared with a decrease of $0.1 million for the six months ended June 30, 2008. Our principal foreign operating unit is in Canada, and the value of the U.S. dollar relative to the Canadian dollar strengthened significantly during the six months ended June 30, 2009.
***********
Due to the significant cash savings from the actions taken in 2008 and through June 30, 2009 and based on our available cash and investments, as well as our expected operating results for the remainder of 2009, we believe we have sufficient liquidity to meet the cash needs of our ongoing operations without supplemental debt or equity funding.
Contingent liabilities and commitments. As of June 30, 2009, we were contingently liable for guarantees of indebtedness owed primarily to banks and others by certain third parties. The guarantees primarily relate to business expansion and expire no later than 2019. As of June 30, 2009, the maximum potential future payments on the guarantees amounted to $6.4 million. We believe that the related underlying assets and available collateral, primarily corporate stock and title plants, would enable us to recover any amounts paid under the guarantees. We believe no reserve is needed since no payment is expected on these guarantees.

In the ordinary course of business we guarantee the third-party indebtedness of certain of our consolidated subsidiaries. As of June 30, 2009, the maximum potential future payments on the guarantees were not more than the related notes payable recorded in our condensed consolidated balance sheet. We also guarantee the indebtedness related to lease obligations of certain of our consolidated subsidiaries. The maximum future obligations arising from these lease-related guarantees are not more than our future minimum lease payments. In addition, as of June 30, 2009 we had unused letters of credit amounting to $7.2 million, primarily related to a litigation bond and workers’ compensation coverage.
Capital resources. We consider our capital resources to be adequate. Other than scheduled maturities of debt, operating lease payments and anticipated claims payments in 2009, we have no material commitments. Total debt and stockholders’ equity were $86.5 million (excluding a fully-funded and collateralized line of credit of $221.6 million), and $454.1 million, respectively, as of June 30, 2009. We expect that cash flows from operations, income tax refunds and cash available from our underwriters, subject to regulatory restrictions, will be sufficient to fund our operations, including claims payments. However, to the extent that these funds are not sufficient, we may be required to borrow funds on terms less favorable than we currently have, or seek funding from the equity market, which may be on terms that are dilutive to existing shareholders.
Other-than-temporary impairments of investments. For the six months ended June 30, 2009, we recorded impairment charges of $1.3 million relating to investments available-for-sale.
Other comprehensive (loss) earnings. Unrealized gains and losses on investments and changes in foreign currency exchange rates are reported net of deferred taxes in accumulated other comprehensive earnings, a component of stockholders’ equity, until realized. For the six months ended June 30, 2009, net unrealized investment gains of $1.9 million, which decreased our comprehensive loss, were related to temporary increases in market values of corporate and municipal bond investments and equity investments and partially offset by declines in government bond investments. For the six months ended June 30, 2008, net unrealized investment losses of $6.9 million, which increased our comprehensive loss, were related to temporary decreases in market values of equity and corporate, government and municipal bond investments. Changes in foreign currency exchange rates, primarily related to our Canadian operations, decreased comprehensive loss by $7.3 million, net of taxes, for the six months ended June 30, 2009 and increased comprehensive loss $0.6 million, net of taxes, for the six months ended June 30, 2008.
Off-balance sheet arrangements. We do not have any material source of liquidity or financing that involves off-balance sheet arrangements, other than our contractual obligations under operating leases. We also routinely hold funds in segregated escrow accounts pending the closing of real estate transactions and have qualified intermediaries in tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code. The Company holds the proceeds from these transactions until a qualifying exchange can occur. See Note 18 in our Annual Report on Form 10-K for the year ended December 31, 2008.

Forward-looking statements. Certain statements in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to future, not past, events and often address our expected future business and financial performance. These statements often contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “will” or other similar words. Forward-looking statements by their nature are subject to various risks and uncertainties that could cause our actual results to be materially different than those expressed in the forward-looking statements. These risks and uncertainties include, among other things, the severity and duration of current financial and economic conditions, continued weakness or further adverse changes in the level of real estate activity, our ability to respond to and implement technology changes, including the completion of the implementation of our enterprise systems, the impact of unanticipated title losses on the need to further strengthen our policy loss reserves, any effect of title losses on our cash flows and financial condition, the impact of our increased diligence and inspections in our agency operations, the impact of changes in governmental and insurance regulations, our dependence on our operating subsidiaries as a source of cash flow, the continued realization of expected expense savings resulting from our expense reduction steps taken in 2008, our ability to access the equity and debt financing markets, our ability to grow our international operations, and our ability to respond to the actions of our competitors. These risks and uncertainties, as well as others, are discussed in more detail in our documents filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2008 and our Current Reports on Form 8-K. We expressly disclaim any obligation to update any forward-looking statements contained in this news release to reflect events or circumstances that may arise after the date hereof, except as may be required by applicable law.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes during the quarter ended June 30, 2009 in our investment strategies, types of financial instruments held or the risks associated with such instruments that would materially alter the market risk disclosures made in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 4.	Controls and Procedures
Our principal executive officers and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2009, have concluded that, as of such date, our disclosure controls and procedures are adequate and effective to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.
There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. As a result, no corrective actions were required or undertaken.
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
In California, regulations which are likely to become effective in or about August 2009 are expected to eliminate a previously proposed interim rate reduction and a maximum rate formula and substantially scale back the proposed financial data requirements on the insurance companies. In July 2009, the New Mexico Superintendent of Insurance announced the findings of a 2008 hearing on premiums and splits and awarded a 10.7% premium rate increase effective August 1, 2009, and an increase in the remittance rate on residential transactions from 19% to 20% from agencies to underwriters.
In light of changes observed in California and New Mexico and possible changes in other states, we are reviewing our premium rates in all states. Where possible, we are seeking to raise rates or to modify agency splits (the percent of premium paid to the underwriter compared to the amount retained by the agency) to levels necessary to achieve profitability from our agency operations. We believe the California and New Mexico results are indicators as other states’ assessments of the title insurance industry and the need for the industry to provide title protection under their title policies for real property. Results in other states may vary. We cannot predict the outcome of proposed regulations and rate changes. However, to the extent that rate changes are modified in the future, the outcome could materially affect our consolidated financial conditions or results of operations.
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
We are also subject to various other administrative actions and inquiries into our conduct of business in certain of the states in which we operate. While we cannot predict the outcome of the various regulatory and administrative matters, we believe that we have adequately reserved for these matters referenced above and that any outcome will not materially affect our consolidated financial condition or results of operations.
Stewart Title of California, Inc., our subsidiary, is a defendant in four putative class action lawsuits filed in California state and federal courts. These lawsuits are commonly referred to as “wage and hour” lawsuits. These lawsuits generally claim, among other things, that (i) the plaintiffs were misclassified as exempt employees and were not paid overtime, (ii) the overtime payments made to non-exempt employees were miscalculated and (iii) the plaintiffs worked overtime hours, but were not paid. The plaintiffs seek compensatory damages, statutory compensation, penalties and restitution, exemplary and punitive damages, declaratory relief, interest and attorneys fees. We are seeking to consolidate the two federal court cases. All of these cases are in the discovery stage and their outcomes cannot be predicted with certainty at this time; however, we intend to vigorously defend ourselves against these allegations. We believe that we have adequately reserved for these matters and do not believe that the outcomes of these matters will materially affect our consolidated financial condition or results of operations.

In January 2009, an action was filed by individuals against Stewart Title Guaranty Company, Stewart Title of California, Inc., Cuesta Title Company and others in the Superior Court of California for the County of San Luis Obispo, captioned Wooldridge et al. v. Stewart Title Guaranty Company et al., Case No. CV 090008. The plaintiffs allege that they have suffered damages relating to loans they made, through Hurst Financial Corporation, to an individual named Kelly Gearhart and entities controlled by Gearhart. Gearhart has filed for bankruptcy. We demurred to the original complaint, and the plaintiffs amended their complaint in response. The plaintiffs’ amended complaint purports to assert causes of action for (1) breach of contract; (2) negligence; (3) fraud; and (4) breach of implied covenant of good faith and fair dealing. We have demurred to the amended complaint; the demurrer hearing was conducted in July 2009 and the Court sustained our demurrer to the Wooldridge plaintiff’s first amended complaint. We intend to vigorously defend ourselves against the allegations. We do not believe that the outcome of this matter will materially affect our consolidated financial condition or results of operations.
In March 2009, an action was filed against Stewart Information Services Corporation, Stewart Title Guaranty Company, Stewart Title of California, Inc., Cuesta Title Company and others by Stinchfield Financial Services, Inc. and Casa Rio Atascadero Homeowners Association in the Superior Court of California for the County of San Luis Obispo, captioned Stinchfield Financial Services, Inc. et al. v. Stewart Information Services Corporation et al., Case No. CV 098107. The plaintiffs allege that they have suffered damages relating to loans that they made to Kelly Gearhart. We demurred to the original complaint, and the Court sustained the our demurrer with leave to amend. The plaintiffs’ amended complaint adds Stewart Title Insurance Company as a defendant and purports to assert causes of action for (1) breach of contract; (2) breach of covenant of good faith and fair dealing; (3) declaratory relief; (4) fraud; (5) alter ego; (6) negligence; (7) violation of California Business and Professions Code Section 17200; and (8) conversion. We intend to vigorously defend ourselves against the allegations. We do not believe that the outcome of this matter will materially affect our consolidated financial condition or results of operations.
In June 2009, an action was filed by several hundred individuals against Stewart Title Guaranty Company, Stewart Title of California, Inc., Cuesta Title Company, and others in the Superior Court of California for the County of San Luis Obispo, captioned Alpert et al. v. Cuesta Title Company et al., Case No. CV 098220. The plaintiffs allege that they have suffered damages relating to loans they made, through Hurst Financial, to Gearhart and entities controlled by Gearhart. The plaintiffs purport to assert causes of action for (1) fraud; (2) aiding and abetting fraud; (3) civil conspiracy to commit conversion; (4) financial elder abuse; (5) breach of fiduciary duty; (6) negligence; and (7) declaratory relief. We intend to vigorously defend ourselves against the allegations. We do not believe that the outcome of this matter will materially affect our consolidated financial condition or results of operations. In February 2008, an antitrust class action was filed in the United States District Court for the Eastern District of New York against Stewart Title Insurance Company, Monroe Title Insurance Corporation, Stewart Information Services Corporation, several other unaffiliated title insurance companies and the Title Insurance Rate Service Association, Inc. (TIRSA). The complaint alleges that the defendants violated Section 1 of the Sherman Antitrust Act by collectively filing proposed rates for title insurance in New York through TIRSA, a state-authorized and licensed rate service organization.
Complaints were subsequently filed in the United States District Courts for the Eastern and Southern Districts of New York and in the United States District Courts in Pennsylvania, New Jersey, Ohio, Florida, Massachusetts, Arkansas, California, Washington, West Virginia, Texas and Delaware. All of the complaints make similar allegations, except that certain of the complaints also allege violations of RESPA statutes and various state antitrust and consumer protection laws. The complaints generally request treble damages in unspecified amounts, declaratory and injunctive relief, and attorneys’ fees. To date, seventy-eight such complaints have been filed, each of which names us and/or one or more of our affiliates as a defendant (and have been consolidated in the aforementioned states), of which seven have been voluntarily dismissed.
As of July 30, 2009, we have obtained dismissals of the claims in Arkansas, California (where plaintiffs then filed an amended complaint), Delaware (where plaintiffs may file an amended complaint for injunctive relief only), Florida, Massachusetts, New York, Pennsylvania (where plaintiffs may pursue injunctive relief only), Texas, and Washington. We are awaiting decisions on motions to dismiss in New Jersey, Ohio, and West Virginia. Although we cannot predict the outcome of these actions, we intend to vigorously defend ourselves against the allegations and do not believe that the outcome will materially affect our consolidated financial condition or results of operations.

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
There have been no changes during the quarter ended June 30, 2009 to our risk factors as listed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Item 4.	Submission of Matters to a Vote of Security Holders
Our Annual Meeting of Stockholders was held on May 1, 2009. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, and there was no solicitation in opposition to management’s solicitations. Listed below are the names of the persons who were nominated to serve as our directors along with the election results from our annual meeting. All of our nominees were elected.
Directors elected by Common stockholders:

		Votes
	Votes For	Withheld

Catherine A. Allen	14,316,708	750,281
Robert L. Clarke	14,741,333	325,656
Dr. E. Douglas Hodo	14,176,962	890,027
Laurie C. Moore	14,651,581	415,408
Dr. W. Arthur Porter	14,675,737	391,252

Directors elected by Class B Common stockholders:

		Votes
	Votes For	Withheld

Thomas G. Apel	1,050,012	—
Dr. E. Douglas Hodo	1,050,012	—
Laurie C. Moore	1,050,012	—
Dr. W. Arthur Porter	1,050,012	—

At our meeting, our stockholders also voted to approve an amendment to the Stewart Information Services Corporation Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 30,000,000 to 50,000,000. The results were 12,285,394 votes for, 2,764,684 votes against, 16,910 votes to abstain and 1,876,794 broker non-votes.
Our stockholders also voted to approve the Stewart Information Services Corporation 2008 Strategic Incentive Pool Plan by providing our Co-Chief Executive Officers with incentive compensation that is tied to the achievement of certain strategic goals. The results were 13,199,752 votes for, 587,373 votes against, 26,009 votes to abstain and 3,130,649 broker non-votes.
In addition, our stockholders voted to approve an increase in the number of shares authorized under the Stewart Information Services Corporation 2005 Long-Term Incentive Plan from 1,360,000 to 1,710,000. The results were 11,632,492 votes for, 2,157,239 votes against, 23,403 votes to abstain and 3,130,649 broker non-votes.

Item 5.	Other Information
We had a book value per share of $24.90 and $27.63 as of June 30, 2009 and December 31, 2008, respectively. As of June 30, 2009, our book value per share was based on approximately $454.1 million in stockholders’ equity and 18,237,416 shares of Common and Class B Common Stock outstanding. As of December 31, 2008, our book value per share was based on approximately $501.2 million in stockholders’ equity and 18,141,787 shares of Common and Class B Common Stock outstanding.

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
     August 5, 2009
      Date

Stewart Information Services Corporation Registrant

By:	/s/ J. Allen Berryman J. Allen Berryman, Executive Vice President,
Chief Financial Officer, Secretary, Treasurer
and Principal Financial Officer

INDEX TO EXHIBITS

Exhibit

3.1	-	Amended and Restated Certificate of Incorporation of the Registrant, dated May 1, 2009 (incorporated by reference in this report from Exhibit 3.1 of the Current Report on Form 8-K filed May 5, 2009)

3.2	-	By-Laws of the Registrant, as amended March 13, 2000 (incorporated by reference in this report from Exhibit 3.2 of the Annual Report on Form 10-K for the year ended December 31, 2000)

4.1	-	Rights of Common and Class B Common Stockholders (incorporated by reference to Exhibits 3.1 and 3.2 hereto)

10.1 †	-	Stewart Information Services Corporation Amended and Restated 2005 Long-Term Incentive Plan (incorporated by reference in this report from Exhibit 10.1 of the Current Report on Form 8-K filed May 5, 2009)

31.1 *	-	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	-	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3 *	-	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	-	Certification of Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	-	Certification of Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3 *	-	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

†	Management contract or compensatory plan