Form 10-Q
period 2009-09-30
STEWART INFORMATION SERVICES CORP
filed 2009-11-04
CIK 94344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On November 3, 2009, the following shares of each of the issuer’s classes of common stock were outstanding:

Common	17,188,698
Class B Common	1,050,012

FORM 10-Q QUARTERLY REPORT
QUARTER ENDED SEPTEMBER 30, 2009
As used in this report, “we,” “us,” “our,” the “Company” and “Stewart” mean Stewart Information Services Corporation and our subsidiaries, unless the context indicates otherwise.

STEWART INFORMATION SERVICES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE EARNINGS

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
	($000 omitted, except per share)
Revenues
Title insurance:
Direct operations	176,795	176,713	502,915	557,988
Agency operations	263,822	208,558	648,015	613,124

Real estate information	15,394	10,210	44,532	36,228
Investment income	4,952	7,016	15,763	22,550
Investment and other losses — net	(972)	(5,832)	(7,013)	(10,541)

	459,991	396,665	1,204,212	1,219,349

Expenses
Amounts retained by agencies	216,798	169,333	534,254	499,457
Employee costs	124,968	140,006	362,108	438,045
Other operating expenses	76,616	87,541	213,889	260,787
Title losses and related claims	55,462	29,644	141,325	108,961
Depreciation and amortization	6,962	8,360	21,823	32,413
Interest	756	1,433	2,847	4,369

	481,562	436,317	1,276,246	1,344,032

Loss before taxes and noncontrolling interests	(21,571)	(39,652)	(72,034)	(124,683)
Income tax expense (benefit)	249	(11,269)	3,786	(45,557)

Net loss	(21,820)	(28,383)	(75,820)	(79,126)
Less net earnings attributable to noncontrolling interests	1,876	1,592	6,121	4,730

Net loss attributable to Stewart	(23,696)	(29,975)	(81,941)	(83,856)

Comprehensive loss:
Net loss	(21,820)	(28,383)	(75,820)	(79,126)
Other comprehensive earnings (loss) attributable to Stewart, net of taxes of $7,165, ($3,729), $8,162 and ($8,222)	10,291	(10,331)	19,450	(17,827)

Comprehensive loss	(11,529)	(38,714)	(56,370)	(96,953)
Less comprehensive earnings attributable to noncontrolling interests	1,876	1,592	6,121	4,730

Comprehensive loss attributable to Stewart	(13,405)	(40,306)	(62,491)	(101,683)

Basic and dilutive loss per share attributable to Stewart	(1.30)	(1.66)	(4.51)	(4.64)
Basic and dilutive average shares outstanding	18,196	18,109	18,177	18,082

See notes to condensed consolidated financial statements.

STEWART INFORMATION SERVICES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

September 30 and December 31,	2009	2008
	($000 omitted)
Assets
Cash and cash equivalents	96,445	76,558
Cash and cash equivalents — statutory reserve funds	12,276	9,688

	108,721	86,246

Short-term investments	30,519	37,120
Investments in debt and equity securities available-for-sale, at fair value:
Statutory reserve funds	391,530	374,508
Other	78,717	156,267

	470,247	530,775

Receivables:
Notes	10,133	11,694
Premiums from agencies	31,778	35,707
Income taxes	19,419	38,936
Other	51,842	37,265
Allowance for uncollectible amounts	(19,675)	(17,504)

	93,497	106,098

Property and equipment, at cost
Land	8,468	8,468
Buildings	23,267	22,629
Furniture and equipment	276,212	281,949
Accumulated depreciation	(236,813)	(229,413)

	71,134	83,633

Title plants, at cost	78,428	78,363
Real estate, at lower of cost or net realizable value	3,430	3,947
Investments in investees, on an equity method basis	12,322	13,685
Goodwill	212,763	210,901
Intangible assets, net of amortization	6,711	8,448
Other assets	51,181	66,473
Investments — pledged, at fair value	221,405	222,684

	1,360,358	1,448,373

Liabilities
Notes payable	82,475	135,276
Line of credit, at fair value	221,405	222,684
Accounts payable and accrued liabilities	96,394	112,306
Estimated title losses	499,274	463,084
Deferred income taxes	20,612	13,837

	920,160	947,187
Contingent liabilities and commitments

Stockholders’ equity
Common and Class B Common Stock and additional paid-in capital	145,439	143,811
Retained earnings	266,011	347,952
Accumulated other comprehensive earnings	19,743	293
Treasury stock — 476,227 and 330,407 Common shares, at cost	(4,330)	(4,097)

Stockholders’ equity attributable to Stewart	426,863	487,959

Noncontrolling interests	13,335	13,227
Total stockholders’ equity (18,238,710 and 18,141,787 shares outstanding)	440,198	501,186

	1,360,358	1,448,373

See notes to condensed consolidated financial statements.

STEWART INFORMATION SERVICES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30,	2009	2008
	($000 omitted)

Reconciliation of net loss to cash used by operating activities:
Net loss	(75,820)	(79,126)
Add (deduct):
Depreciation and amortization	21,823	32,413
Provision for bad debt	5,293	4,345
Realized investment losses — net	7,013	10,541
Provisions for title losses in excess of payments	31,135	8,690
Decrease (increase) in receivables — net	5,899	(7,467)
Decrease in other assets — net	7,852	6,316
Decrease in payables and accrued liabilities — net	(16,087)	(15,844)
Decrease in net deferred income taxes	(1,387)	(34,561)
Net earnings from equity investees	(2,526)	(1,108)
Dividends received from equity investees	2,408	1,918
Other — net	3,683	2,177

Cash used by operating activities	(10,714)	(71,706)

Investing activities:
Proceeds from investments available-for-sale matured and sold	242,764	602,975
Purchases of investments available-for-sale	(144,808)	(410,934)
Purchases of investments — pledged	—	(241,525)
Purchases of property and equipment and title plants — net	(6,932)	(13,690)
Increases in notes receivable	(838)	(945)
Collections on notes receivable	494	4,564
Cash paid for acquisitions of subsidiaries — net (see below)	(1,165)	(514)
Cash paid for cost-basis investments, equity investees and related intangibles — net	(1)	(1,493)
Cash received for the sale of real estate	—	333

Cash provided (used) by investing activities	89,514	(61,229)

Financing activities:
Distributions to noncontrolling interests	(5,807)	(6,142)
Proceeds from line of credit	—	199,325
Proceeds from notes payable	1,206	45,756
Payments on notes payable	(56,386)	(13,898)
Proceeds from exercise of stock options and grants	57	569

Cash (used) provided by financing activities	(60,930)	225,610

Effects of changes in foreign currency exchange rates	4,605	(2,753)

Increase in cash and cash equivalents	22,475	89,922

Cash and cash equivalents at beginning of period	86,246	109,239

Cash and cash equivalents at end of period	108,721	199,161

Supplemental information:
Assets acquired:
Goodwill	1,862	1,178
Title plants	577	—
Property and equipment	13	—
Other	—	189
Liabilities assumed	(187)	—
Debt issued	(1,100)	(853)

Cash paid for acquisitions of subsidiaries — net	1,165	514

See notes to condensed consolidated financial statements.

STEWART INFORMATION SERVICES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1
Interim financial statements. The financial information contained in this report for the three and nine months ended September 30, 2009 and 2008, and as of September 30, 2009, is unaudited. This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
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
B. Consolidation. The condensed consolidated financial statements include all subsidiaries in which the Company owns more than 50% voting rights in electing directors and variable interest entities when required by FASB Accounting Standards Codification (ASC) 810-10-05. All significant intercompany amounts and transactions have been eliminated and provisions have been made for noncontrolling interests. Unconsolidated investees, in which the Company typically owns 20% through 50% of the equity, are accounted for by the equity method.
C. Reclassifications. Certain amounts in the 2008 interim financial statements have been reclassified for comparative purposes. Net losses, as previously reported, were not affected. However, stockholders’ equity changed due to the application of FASB ASC 810-10-45-16, which provides guidance for the nature and classification of the noncontrolling interests in the consolidated statement of financial position. Noncontrolling interests, formerly presented as minority interests outside of stockholders’ equity, are now included in stockholders’ equity.
D. Subsequent events. The Company has reviewed subsequent events through November 4, 2009, the date of issuance of these financial statements, and determined there were no subsequent events except as follows. On October 8, 2009, we entered into an agreement providing for the sale by us of $60.0 million aggregate principal amount of 6.0% Convertible Senior Notes due 2014 (Notes) to an initial purchaser for resale to certain qualified institutional buyers in compliance with Rule 144A under the Securities Act of 1933, as amended. The Company also granted the initial purchaser an option to purchase up to an additional $5.0 million aggregate principal amount of Notes to cover over-allotments, which option was exercised in full on October 9, 2009. The closing of the sale of the $65.0 million aggregate principal amount of Notes occurred on October 15, 2009. The net proceeds to the Company, after deducting discounts, commissions and estimated offering expenses payable by the Company, were approximately $62.0 million. The Company is currently evaluating the accounting impact any embedded derivatives will have on the consolidated financial statements.
E. Immaterial correction of prior period misstatement. In June 2009, the Company identified several immaterial misstatements primarily related to tax benefits from foreign operations and book versus tax goodwill differences, policy loss reserves and municipal tax accruals. In accordance with FASB ASC 250-10-S99-1, Assessing Materiality, and FASB ASC 250-10-S99-2, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, management evaluated the materiality of the errors from qualitative and quantitative perspectives and concluded that the errors were immaterial to the prior periods. Consequently, the Company will revise its historical financial statements for the year 2008 and the first quarter of 2009 when they are published in future filings.

The immaterial misstatement corrections had no effect on the results of operations for the nine months ended September 30, 2008 and the accompanying condensed consolidated statements of operations and comprehensive earnings have accordingly not been adjusted. The summary of the effects of the immaterial corrections on the condensed consolidated statement of operations and comprehensive earnings follows:

	Three Months Ended March 31, 2009
	As previously
	reported	Adjustments	Adjusted
	($000 omitted, except per share)

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

NOTE 2
Recent significant accounting pronouncements. In June 2009, the Transfers and Servicing Topic and the Consolidation Topic of the FASB ASC were amended. The amendments change the way entities account for securitizations and other transfers of financial instruments. In addition to increased disclosure, these amendments eliminate the concept of qualifying special purpose entities and change the test for consolidation of variable interest entities. The amendments are effective as of the beginning of the first annual and interim reporting periods that begin after November 15, 2009. The Company does not believe the adoption of these amendments will have a material effect on its financial statements.
NOTE 3
Investments in debt and equity securities. The amortized costs and fair values follow:

	September 30, 2009		December 31, 2008
	Amortized	Fair	Amortized	Fair
	costs	values	costs	values
	($000 omitted)

Debt securities:
Municipal	65,837	69,203	89,172	90,118
Corporate and utilities	227,590	237,785	181,172	175,244
Foreign	130,381	136,563	114,050	122,360
U.S. Government	23,428	25,200	122,712	126,871
Mortgage-backed securities	113	86	114	85
Equity securities	976	1,410	16,974	16,097

	448,325	470,247	524,194	530,775

Gross unrealized gains and losses were:

	September 30, 2009		December 31, 2008
	Gains	Losses	Gains	Losses
	($000 omitted)

Debt securities:
Municipal	3,398	32	1,753	807
Corporate and utilities	11,012	818	1,531	7,459
Foreign	6,233	50	8,310	—
U.S. Government	1,780	8	4,159	—
Mortgage-backed securities	—	27	—	29
Equity securities	434	—	258	1,135

	22,857	935	16,011	9,430

Debt securities as of September 30, 2009 mature, according to their contractual terms, as follows (actual maturities may differ because of call or prepayment rights):

	Amortized	Fair
	costs	values

In one year or less	21,695	22,166
After one year through five years	186,090	194,751
After five years through ten years	156,224	163,708
After ten years	83,227	88,126
Mortgage-backed securities	113	86

	447,349	468,837

As of September 30, 2009, gross unrealized losses on investments and the fair values of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were:

	Less than		More than
	12 months		12 months		Total
	Losses	Fair values	Losses	Fair values	Losses	Fair values
	($000 omitted)

Debt securities:
Municipal	—	—	32	1,349	32	1,349
Corporate and utilities	—	—	819	16,749	819	16,749
Foreign	50	1,767	—	—	50	1,767
U.S. Government	5	168	2	100	7	268
Equity securities	—	—	27	86	27	86

	55	1,935	880	18,284	935	20,219

The unrealized loss positions were primarily caused by interest rate fluctuations. The number of investments in an unrealized loss position as of September 30, 2009 was 31. Since the Company does not intend to sell and will more-likely-than-not maintain each debt security until its anticipated recovery, and no significant credit risk is deemed to exist, these investments are not considered other-than-temporarily impaired.

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
NOTE 4
Fair value measurements. The Fair Values Measurements and Disclosures Topic of the FASB ASC defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal, or most advantageous, market for the asset or liability in an orderly transaction between market participants at the measurement date. The Fair Values Measurements Topic establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs when possible. The three levels of inputs used to measure fair value are as follows:
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
In April 2009, FASB ASC 820-10-50-2 required fair values of debt and equity securities to be reported by major security type. The Company adopted the new requirement beginning in the interim period ending June 30, 2009. The adoption of FASB ASC 820-10-50-2 had no effect on the Company’s consolidated financial statements except for the required presentation and disclosures.

As of September 30, 2009, assets and liabilities measured at fair value on a recurring basis are summarized below:

				Fair value
	Level 1	Level 2	Level 3	measurements
	($000 omitted)
Short-term investments	30,519	—	—	30,519
Investments available-for-sale:
Debt securities:
Municipal	—	69,203	—	69,203
Corporate and utilities	—	237,785	—	237,785
Foreign	136,563	—	—	136,563
U.S. Government	25,200	—	—	25,200
Mortgage-backed securities	86	—	—	86
Equity securities	1,410	—	—	1,410
Investments — pledged	—	—	221,405	221,405
Line of credit	—	—	(221,405)	(221,405)

	193,778	306,988	—	500,766

As of September 30, 2009, Level 1 financial instruments consist of short-term investments, U.S. and foreign government bonds and equity securities. Level 2 financial instruments consist of municipal and corporate bonds. Level 3 financial instruments consist of auction rate securities and a related line of credit. The fair value of investments — pledged is determined using a discounted cash flow methodology.
Level 3 financial instruments are summarized below:

		Investments —
	Equity securities	pledged	Line of credit
	($000 omitted)
December 31, 2008	14,875	222,684	(222,684)
Sold	(15,232)	(1,279)	1,279
Realized gains	357	—	—

September 30, 2009	—	221,405	(221,405)

The Financial Instruments Topic of the FASB ASC provides entities the option to measure many financial instruments and certain other items at fair value. Entities that choose the fair value option will recognize in earnings, at each subsequent reporting date, any unrealized gains and losses on items for which the fair value option was elected. The Company has elected the fair value option for the line of credit.
As of September 30, 2009, assets measured at fair value on a nonrecurring basis are summarized below:

		Impairment loss
	Level 3	recorded
	($000 omitted)
Cost-basis investments	5,551	(5,072)

The carrying amount of certain cost-basis investments exceeded their fair value and an impairment charge of $5.1 million was recorded in investment and other losses — net during the nine months ended September 30, 2009. The valuations were based on the values of the underlying assets of the investee.

NOTE 5
Investment income. Gross realized investment and other gains and losses follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
		($000 omitted)
Realized losses	(2,606)	(9,324)	(13,964)	(20,983)
Realized gains	1,634	3,492	6,951	10,442

	(972)	(5,832)	(7,013)	(10,541)

Expenses assignable to investment income were insignificant. There were no significant investments as of September 30, 2009 that did not produce income during the year.
Proceeds from the sales of investments available-for-sale follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
		($000 omitted)
Proceeds from sales of investments available-for-sale	30,590	146,000	181,475	296,355

For the nine months ended September 30, 2009, investment and other losses — net included realized losses of $9.9 million for the impairment of equity method and cost-basis investments, $1.8 million for office closure costs, $1.3 million for the impairment of equity securities available-for-sale and $0.8 million for the impairment and sale of real estate. The realized losses were partially offset by realized gains of $4.2 million related to the sale of debt and equity investments available-for-sale and $1.6 million related to the sale of a cost-basis investment.
For the nine months ended September 30, 2008, investment and other losses — net included realized losses of $9.1 million for the sale of debt and equity investments available-for-sale, $4.0 million for the impairment of equity method and cost-basis investments, $4.4 million for office closure costs and $2.6 million for the impairment of equity securities available-for-sale. The realized losses were partially offset by realized gains of $8.3 million for the sale of debt and equity investments available-for-sale, $1.0 million for the sale of subsidiaries and $0.8 million for sales of title plants and real estate.
NOTE 6
Share-based incentives. The Company accounts for its stock option plan in accordance with the Compensation — Stock Compensation Topic of the FASB ASC and uses the modified prospective method under which share-based compensation expense is recognized for new share-based awards granted, and any outstanding awards that are modified, repurchased or cancelled subsequent to January 1, 2006. Compensation expense is based on the fair value of the options, which is estimated using the Black-Scholes Model. All options expire 10 years from the date of grant and are granted at the closing market price of the Company’s Common Stock on the date of grant. There are no unvested awards since all options are immediately exercisable.

There were no options granted during the nine months ended September 30, 2009 and 2008 and, accordingly, no compensation expense has been reflected in the accompanying condensed consolidated financial statements.
A summary of the Company’s stock option plan follows:

		Weighted-
		average exercise
	Options	prices ($)
December 31, 2008	264,400	23.37
Exercised	(2,800)	20.22
Forfeited	(23,200)	19.49

September 30, 2009	238,400	23.79

As of September 30, 2009, the weighted-average remaining contractual life of options outstanding was 3.6 years and there was no aggregate intrinsic value of dilutive options. The aggregate intrinsic values and tax benefits of options exercised during the nine months ended September 30, 2009 and 2008 were not material.
During the nine months ended September 30, 2009, the Company granted 42,000 shares of restricted Common Stock, at a fair value of $0.7 million, which will vest on December 31, 2009. Compensation expense associated with restricted stock awards will be recognized over the vesting period and approximated $0.2 million and $0.5 million for the three and nine months ended September 30, 2009, respectively.
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
As the Company reported a net loss for the three and nine months ended September 30, 2009 and 2008, there were no calculations of diluted per share amounts.
NOTE 8
Contingent liabilities and commitments. As of September 30, 2009, the Company was contingently liable for guarantees of indebtedness owed primarily to banks and others by certain third parties. The guarantees primarily relate to business expansion and expire no later than 2019. As of September 30, 2009, the maximum potential future payments on the guarantees amounted to $6.0 million. Management believes that the related underlying assets and available collateral, primarily corporate stock and title plants, would enable the Company to recover any amounts paid under the guarantees. The Company believes no reserve is needed since no payment is expected on these guarantees.

In the ordinary course of business the Company guarantees the third-party indebtedness of certain of its consolidated subsidiaries. As of September 30, 2009, the maximum potential future payments on the guarantees were not more than the related notes payable recorded in the condensed consolidated balance sheet. The Company also guarantees the indebtedness related to lease obligations of certain of its consolidated subsidiaries. The maximum future obligations arising from these lease-related guarantees are not more than the Company’s future minimum lease payments. In addition, as of September 30, 2009 the Company had unused letters of credit amounting to $7.2 million, primarily related to a litigation bond and workers’ compensation coverage.
NOTE 9
Segment information. The Company’s two reportable segments are title insurance-related services (Title) and real estate information (REI). Selected statement of operations information related to these segments follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
	($000 omitted)
Revenues:
Title	444,597	386,455	1,159,680	1,183,121
REI	15,394	10,210	44,532	36,228

	459,991	396,665	1,204,212	1,219,349

Intersegment revenues:
Title	582	108	1,201	394
REI	681	633	2,427	2,245

	1,263	741	3,628	2,639

Depreciation and amortization:
Title	6,358	7,649	20,142	24,453
REI (1)	604	711	1,681	7,960

	6,962	8,360	21,823	32,413

Earnings (loss) before taxes and noncontrolling interests:
Title	(27,199)	(35,118)	(82,517)	(112,426)
REI (1)	5,628	(4,534)	10,483	(12,257)

	(21,571)	(39,652)	(72,034)	(124,683)

(1)	The nine months ended September 30, 2008 include a pretax charge of $6.0 million relating to the impairment of internally developed software that the Company subsequently determined would not be deployed into production.
Selected balance sheet information as of September 30 and December 31, respectively, related to these segments follows:

	2009	2008
	($000 omitted)
Identifiable assets:
Title	1,301,266	1,381,883
REI	59,092	66,490

	1,360,358	1,448,373

Revenues generated in the United States and all international operations follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
		($000 omitted)
United States	435,098	366,940	1,148,247	1,141,588
International	24,893	29,725	55,965	77,761

	459,991	396,665	1,204,212	1,219,349

NOTE 10
Regulatory and legal developments. In California, regulations became effective on September 3, 2009 to eliminate a previously proposed interim rate reduction and a maximum rate formula and substantially scale back the proposed financial data requirements on insurance companies. In July 2009, the New Mexico Superintendent of Insurance announced the findings of a 2008 hearing on premiums and splits and awarded a 10.7% premium rate increase effective August 1, 2009, and an increase in the remittance rate on residential transactions from 19% to 20% from agencies to underwriters.
Due to changes observed in California and New Mexico and possible changes in other states, the Company is reviewing its premium rates in all states. Where possible, the Company is seeking to raise rates or to modify agency splits (the percent of premium paid to the underwriter compared to the amount retained by the agency) to levels necessary to achieve profitability from its agency operations. The Company believes the California and New Mexico results are indicative of other states’ assessments of the title insurance industry and the need for the industry to continue to provide title protection for real property. The Company cannot predict the outcome of proposed regulations and rate changes. However, to the extent that rate changes are modified in the future, the outcome could materially affect the Company’s consolidated financial condition or results of operations.
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
Stewart Title of California, Inc., a subsidiary of the Company, is a defendant in four putative class action lawsuits filed in California state and federal courts. These lawsuits are commonly referred to as “wage and hour” lawsuits. These lawsuits generally claim, among other things, that (i) the plaintiffs were misclassified as exempt employees and were not paid overtime, (ii) the overtime payments made to non-exempt employees were miscalculated and (iii) the plaintiffs worked overtime hours, but were not paid. The plaintiffs sought compensatory damages, statutory compensation, penalties and restitution, exemplary and punitive damages, declaratory relief, interest and attorneys fees. In October 2009, the Company and its subsidiaries settled all four class action lawsuits within the amount previously reserved. The settlement will not materially affect the Company’s consolidated financial condition or results of operations.

In January 2009, an action was filed by individuals against Stewart Title Guaranty Company, Stewart Title of California, Inc., Cuesta Title Company and others in the Superior Court of California for the County of San Luis Obispo, captioned Wooldridge et al. v. Stewart Title Guaranty Company et al., Case No. CV 090008. The plaintiffs allege that they have suffered damages relating to loans they made, through Hurst Financial Corporation, to an individual named Kelly Gearhart and entities controlled by Gearhart. Gearhart and Hurst have filed for bankruptcy. The Company demurred to the original complaint, and the plaintiffs amended their complaint in response. The Company demurred to the amended complaint, and the Court sustained the Company’s demurrer to the first amended complaint with leave to amend. The plaintiffs’ second amended complaint adds Stewart Title Company as a defendant and purports to assert causes of action for (1) breach of contract; (2) negligence; (3) fraud and conspiracy; (4) breach of implied covenant of good faith and fair dealing; and (5) financial elder abuse. The Company has demurred to the second amended complaint, and the demurrer hearing is scheduled for November 2009. The Company intends to vigorously defend itself against the allegations. The Company does not believe that the outcome of this matter will materially affect its consolidated financial condition or results of operations.
In March 2009, an action was filed against Stewart Information Services Corporation, Stewart Title Guaranty Company, Stewart Title of California, Inc., Cuesta Title Company and others by Stinchfield Financial Services, Inc. and Casa Rio Atascadero Homeowners Association in the Superior Court of California for the County of San Luis Obispo, captioned Stinchfield Financial Services, Inc. et al. v. Stewart Information Services Corporation et al., Case No. CV 098107. The plaintiffs allege that they have suffered damages relating to loans made to Kelly Gearhart. The Company demurred to the original complaint, and the Court sustained the Company’s demurrer with leave to amend. The plaintiffs’ amended complaint adds Stewart Title Insurance Company, the Company’s New York underwriter, as a defendant and purports to assert causes of action for (1) breach of contract; (2) breach of covenant of good faith and fair dealing; (3) declaratory relief; (4) fraud; (5) alter ego; (6) negligence; (7) violation of California Business and Professions Code Section 17200; (8) conversion; and (9) conspiracy. The Company has demurred to the amended complaint, and the demurrer hearing is scheduled for November 2009. The Company intends to vigorously defend itself against the allegations. The Company does not believe that the outcome of this matter will materially affect its consolidated financial condition or results of operations.
In June 2009, an action was filed by several hundred individuals against Stewart Title Guaranty Company, Stewart Title of California, Inc., Cuesta Title Company, and others in the Superior Court of California for the County of San Luis Obispo, captioned Alpert et al. v. Cuesta Title Company et al., Case No. CV 098220. The plaintiffs allege that they have suffered damages relating to loans they made, through Hurst Financial, to Gearhart and entities controlled by Gearhart. The plaintiffs purport to assert causes of action for (1) fraud; (2) aiding and abetting fraud; (3) civil conspiracy to commit conversion; (4) financial elder abuse; (5) breach of fiduciary duty; (6) negligence; and (7) declaratory relief. The Company has demurred to the complaint, and the demurrer hearing is scheduled for December 2009. The Company intends to vigorously defend itself against the allegations. The Company does not believe that the outcome of this matter will materially affect its consolidated financial condition or results of operations.
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

As of October 12, 2009, the Company has obtained dismissals of the claims in Arkansas, California (where plaintiffs then filed an amended complaint), Delaware (where plaintiffs then filed an amended complaint for injunctive relief only), Florida, Massachusetts, New Jersey (where plaintiffs were granted leave to file an amended complaint), New York, Pennsylvania (where plaintiffs may pursue injunctive relief only), Texas and Washington. The Company is awaiting decisions on motions to dismiss in Ohio (where the Magistrate Judge has recommended dismissal) and West Virginia (where all proceedings have been stayed). The plaintiffs in New York and Texas have filed appeals in the United States Court of Appeals for the Second and Fifth Circuits, respectively. Although the Company cannot predict the outcome of these actions, it intends to vigorously defend itself against the allegations and does not believe that the outcome will materially affect its consolidated financial condition or results of operations.
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
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
MANAGEMENT’S OVERVIEW
We reported a net loss attributable to Stewart of $81.9 million for the nine months ended September 30, 2009 compared with a net loss attributable to Stewart of $83.9 million for the same period in 2008. On a diluted per share basis, our net loss attributable to Stewart was $4.51 for the first nine months of 2009 compared with a net loss attributable to Stewart of $4.64 for the first nine months of 2008. Revenues for the first nine months of 2009 were relatively flat compared to the same period last year.
Losses before taxes and noncontrolling interests decreased $52.6 million to $72.0 million from $124.7 million for the nine months ended September 30, 2009 and 2008, respectively. For the most recent two quarters, our quarterly pretax operating results improved significantly compared to the same quarters in the prior year. Extensive, ongoing expense reduction efforts undertaken since 2008 have made our core operations profitable. Our reported pretax losses are primarily a result of the negative impacts of reserve strengthening charges attributable to prior policy years and large title losses, which also relate to prior policy years, in both the second and third quarters of 2009. The third quarter of 2009 includes an additional $12.5 million of title loss reserve strengthening expenses relating to prior policy years and an $8.6 million reserve for large title losses. Adjusting for these items, our provisions for title losses for the third quarter of 2009 were 8.0% of title revenues compared with 7.0% for the same period of 2008. In the previous 30 years, total reserve strengthening adjustments have aggregated only $71.2 million (all of which has occurred within the current downturn in the real estate market) out of $1.5 billion in total loss provision reserves. In addition, during the third quarter we revised our title loss accrual rate for the year-to-date 2009 period, resulting in a $3.8 million catch-up adjustment to title losses.
We continue to achieve gains in productivity, cost reductions and improved accuracy in our regional production centers which perform title searches, examinations and commitments for multiple offices. By leveraging economies of scale while utilizing local experts in search and examination, we are already achieving reduced costs per order, and anticipate measurable reductions in future claims arising from search and exam errors.
Our back-office shared-services initiatives remain on target and continue to generate expense reductions in 2009 in the areas of human resources, finance and accounting, procurement and information technology through reduced salary and overhead costs and leverage of buying power. We anticipate additional savings once we substantially complete implementation of our enterprise systems in late 2010.

According to Fannie Mae and other industry experts, the real estate and related lending markets continue to face challenges due to weakened consumer confidence. Purchase and refinance originations are expected to be lower in the second half of 2009 compared to the first half of 2009 due to the continuing effects of a tightened credit market, even though interest rates are expected to remain relatively low.
CRITICAL ACCOUNTING ESTIMATES
Actual results can differ from our accounting estimates. While we do not anticipate significant changes in our estimates, there is a risk that such changes could have a material impact on our consolidated financial condition or results of operations for future periods.
Title loss reserves
Our most critical accounting estimate is providing for title loss reserves. Our liability for estimated title losses as of September 30, 2009 comprises both known claims ($157.4 million) and our estimate of claims that may be reported in the future ($341.9 million). The amount of the reserve represents the aggregate future payments (net of recoveries) that we expect to incur on policy and escrow losses and in costs to settle claims.
Provisions for title losses, as a percentage of title operating revenues, were 12.3% and 9.3% for the nine months ended September 30, 2009 and 2008, respectively. Actual loss payment experience, including the impact of large losses, is the primary reason for increases or decreases in our loss provision. A change of 100 basis points in this percentage, a reasonably likely scenario based on our historical loss experience, would have increased or decreased our provision for title losses and pretax loss approximately $11.5 million for the nine months ended September 30, 2009.
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

Large claims (those exceeding $1.0 million on a single claim), including large title losses due to independent agency defalcations, are analyzed and reserved for separately due to the higher dollar amount of loss, lower volume of claims reported and sporadic reporting of such claims. Large title losses due to independent agency defalcations typically occur when the independent agency misappropriates funds from escrow accounts under its control. Such losses are usually discovered when the independent agency fails to pay off an outstanding mortgage loan at closing (or immediately thereafter) from the proceeds of the new loan. Once the previous lender determines that its loan has not been paid off timely, it will file a claim against the title insurer. It is at this point that the title insurance underwriter is alerted to the potential theft and begins its investigation. As is industry practice, these claims are considered a claim on the newly issued title insurance policy since such policy insures the holder (in this case, the new lender) that all previous liens on the property have been satisfied. Accordingly, these claim payments are charged to policy loss expense. These incurred losses are typically more severe in terms of dollar value compared with traditional title policy claims because the independent agency is often able over time to conceal misappropriation of escrow funds relating to more than one transaction through the constant volume of funds moving through its escrow accounts. As long as new funds continue to flow into escrow accounts, an independent agent can mask one or more defalcations. In declining real estate markets, lower transaction volumes result in a lower incoming volume of funds, making it more difficult to cover up the misappropriation with incoming funds. Thus, when the defalcation is discovered, it often relates to several transactions. In addition, the overall decline in an independent agency’s revenues, profits and cash flows increases the agency’s incentive to improperly utilize the escrow funds from real estate transactions.
Internal controls relating to independent agencies include, but are not limited to, pre-signing and periodic audits, site visits and reconciliations of policy inventories and premiums. The audits and site visits cover examination of the escrow account bank reconciliations and an examination of a sample of closed transactions. In some instances, we are limited in our scope by attorney agents who cite client confidentiality. Certain states have mandated a requirement for annual reviews of all agents by their underwriter. We also determine whether our independent agencies have appropriate internal controls as defined by the American Land Title Association and Stewart. However, even with adequate internal controls in place, their effectiveness can be circumvented by collusion or improper management override at the independent agencies. To aid in the selection of agencies to review, Stewart has developed an agency risk model that aggregates data from different areas to identify possible problems. This is not a guarantee that all agencies with deficiencies will be identified. In addition, we are not typically the only underwriter for which an independent agency issues policies, and agencies may not always provide complete financial records for our review.
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
Our accruals for revenues on unreported policies from agencies were not material to our consolidated assets or stockholders’ equity as of September 30, 2009 and December 31, 2008. The differences between the amounts our agencies have subsequently reported to us compared to our estimated accruals are substantially offset by any differences arising from prior years’ accruals and have been immaterial to consolidated assets and stockholders’ equity during each of the three prior years. We believe our process provides the most reliable estimate of the unreported revenues on policies and appropriately reflects the trends in agency policy activity.

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
In the second quarter of 2008, our REI segment incurred an impairment charge of $6.0 million relating to its internally developed software that we subsequently determined would not be deployed into production. There were no other material impairment write-offs of goodwill or other long-lived assets during the nine months ended September 30, 2009 or 2008.
Operations. Our business has two operating segments: title insurance-related services and real estate information. These segments are closely related due to the nature of their operations and common customers.
Our primary business is title insurance and settlement-related services. We close transactions and issue title policies on homes and commercial and other real properties located in all 50 states, the District of Columbia and in international markets. We also provide post-closing lender services, loan modification services, loan default services, automated county clerk land records, property ownership mapping, geographic information systems, property information reports, document preparation, background checks and expertise in Internal Revenue Code Section 1031 tax-deferred exchanges.

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
To the extent inflation causes increases in the prices of homes and other real estate, premium revenues are also increased. Conversely, falling home prices (median new home and existing home prices have fallen 11.9% and 12.4%, respectively, from January 2008 to September 2009) cause premium revenues to decline. Premiums are determined in part by the insured values of the transactions we handle. These factors may override the seasonal nature of the title insurance business. Historically, our first quarter is the least active and our third and fourth quarters are the most active in terms of title insurance revenues.
RESULTS OF OPERATIONS
Comparisons of our results of operations for the three and nine months ended September 30, 2009 with the three and nine months ended September 30, 2008 follow. Factors contributing to fluctuations in our results of operations are presented in the order of their monetary significance and we have quantified, when necessary, significant changes. Results from our REI segment are included in our discussions regarding the three and nine months ended September 30, 2009 since those amounts are not material in relation to consolidated totals. When relevant, we have discussed our REI segment’s results separately.
Our statements on home sales and loan activity are based on published industry data from sources including Fannie Mae, the National Association of Realtors®, the Mortgage Bankers Association and Freddie Mac. We also use information from our direct operations.
Operating environment. Data as of September 2009 compared with the same period in 2008 indicates annualized sales of new homes, seasonally adjusted, decreased 7.8%, while sales of existing homes, seasonally adjusted, increased 9.2%. September 2009 existing home sales were a seasonally adjusted annual rate of 5.57 million versus 5.10 million a year earlier. The increase in existing home sales is primarily due to improved affordability of homes, including lower interest rates, home prices and the first-time homebuyer tax credit, which is set to expire in November unless it is extended. One-to-four family residential lending increased from an estimated $325 billion in the third quarter of 2008 to $632 billion in the second quarter of 2009 (most recent data available). The increase in lending volume in the first half of 2009 was largely driven by the increase in refinance originations due to lower interest rates and government programs that encouraged lenders to work with troubled borrowers. Commercial lending activity industry-wide declined by 77% during the second quarter of 2009 (most recent data available) compared with the same period of 2008.
According to Fannie Mae and other industry experts, the real estate and related lending markets continue to face challenges due to weakened consumer confidence. Purchase and refinance originations are expected to be lower in the second half of 2009 compared to the first half of 2009 due to the continuing effects of a tightened credit market, even though interest rates are expected to remain relatively low.

Nine months ended September 30, 2009 compared with nine months ended September 30, 2008
Title revenues. Our revenues from direct operations decreased $55.1 million, or 9.9%, in the first nine months of 2009 compared with the first nine months of 2008. The largest revenue decreases, in terms of dollars, were in Texas, Canadian operations (partially due to the strengthening of the U.S. dollar), other foreign operations, New York and California, partially offset by increases in Arizona. Revenues from commercial and other large transactions in the first nine months of 2009 decreased $41.0 million, or 44.0%, from prior year levels of $93.2 million.
Our direct orders closed increased 5.9% in the nine months ended September 30, 2009 compared with the nine months ended September 30, 2008, although the average revenue per closing decreased 8.6% in the nine months ended September 30, 2009 compared with the nine months ended September 30, 2008. Our increase in direct orders closed and decrease in average revenue per closing continue to be driven by a shift in the mix of orders, with the first nine months of 2009 experiencing fewer large commercial orders, lower home prices and many more residential refinancing orders than the first nine months of 2008. On average, refinance premium rates are 60% of the title premium revenue of a similarly priced sale transaction.
Revenues from agencies increased $34.9 million, or 5.7%, for the nine months ended September 30, 2009 compared with the nine months ended September 30, 2008. This increase is largely due to the addition of new lower-risk agencies, as well as significant increases in revenues from existing agencies. The largest increases in revenues from agencies during the nine months ended September 30, 2009 were in California, Pennsylvania and Arizona, partially offset by decreases in Florida, Texas and New York.
REI revenues. Real estate information operating revenues increased $8.3 million, or 22.9%, in the first nine months of 2009 compared with the first nine months of 2008. The increase was due to a significant rise in our loan modification services. This increase was partially offset by a reduction of revenues due to a decrease in demand for post-closing lender services activity, a reduction in the number of Section 1031 tax-deferred property exchanges caused by the continued decline in the real estate market and the sale of subsidiaries in the first nine months of 2008.
Investments. Investment income decreased $6.8 million, or 30.1%, for the first nine months of 2009 compared with the first nine months of 2008 primarily due to decreases in the average invested balances and, to a lesser extent, to decreases in yields. Certain investment gains and losses, which are included in our results of operations in investment and other losses — net, were realized as part of the ongoing management of our investment portfolio for the purpose of improving performance.
For the nine months ended September 30, 2009, investment and other losses — net included realized losses of $9.9 million for the impairment of equity method and cost-basis investments, $1.8 million for office closure costs, $1.3 million for the impairment of equity securities available-for-sale and $0.8 million for the impairment and sale of real estate. The realized losses were partially offset by realized gains of $4.2 million related to the sale of debt and equity investments available-for-sale and $1.6 million related to the sale of a cost-basis investment.
For the nine months ended September 30, 2008, investment and other losses — net included realized losses of $9.1 million for the sale of debt and equity investments available-for-sale, $4.0 million for the impairment of equity method and cost-basis investments, $4.4 million for office closure costs and $2.6 million for the impairment of equity securities available-for-sale. The realized losses were partially offset by realized gains of $8.3 million for the sale of debt and equity investments available-for-sale, $1.0 million for the sale of subsidiaries and $0.8 million for sales of title plants and real estate.
Retention by agencies. The amounts retained by title agencies, as a percentage of revenues generated by them, were 82.4% and 81.5% in the first nine months of 2009 and 2008, respectively. Amounts retained by title agencies are based on agreements between agencies and our underwriters. This retention percentage may vary from year-to-year due to the geographical mix of agency operations, the volume of title revenues and, in some states, laws or regulations.

Employee costs. Our employee costs and certain other operating expenses are sensitive to inflation. Employee costs for the combined business segments decreased $75.9 million, or 17.3%, to $362.1 million for the nine months ended September 30, 2009 from $438.0 million for the nine months ended September 30, 2008. We reduced our employee count company-wide by approximately 160 during the first nine months of 2009 and approximately 2,350 since the beginning of 2008. This decrease in employee count is the primary reason for the decline in employee costs.
In our REI segment, total employee costs for the first nine months of 2009 decreased $6.4 million, or 23.0%, from the same period in 2008 primarily in our lender services and property information businesses due to headcount reduction related to lower transaction volumes, even though our mortgage modification services significantly increased.
Other operating expenses. Other operating expenses decreased $46.9 million, or 18.0%, in the first nine months of 2009 compared with the first nine months of 2008 primarily due to lower business promotion costs, rent and other occupancy expenses, certain REI expenses, technology costs, travel, insurance, outside search fees, delivery fees, auto and airplane expenses, telephone, general supplies and premium taxes. The decreases were offset somewhat by increases in attorney fees and bad debt expenses. Other operating expenses were favorably impacted by credits of $5.9 million relating to the reversal of an accrual for a legal matter resolved in our favor and a change in estimate for another legal matter. The decreases in other operating expenses were due to closing of offices, reduction in discretionary expenditures, implementation of title search and production efficiencies company-wide through our regional production center initiative and the benefits from our back-office centralization initiatives in the areas of human resources, finance and accounting, procurement and information technology.
Other operating expenses also include copy supplies, equipment rental, repairs and maintenance, postage, title plant expenses, litigation, title plant rent and professional fees. Most of our operating expenses are fixed in nature, although some follow, to varying degrees, the changes in transaction volume and revenues.
Title losses. Provisions for title losses, as a percentage of title operating revenues, were 12.3% and 9.3% for the first nine months of 2009 and 2008, respectively. The first nine months of 2009 included reserve strengthening adjustments of $31.7 million relating to policy years 2005, 2006 and 2007 due to higher than expected loss payments and incurred loss experience for these policy years. The increase in loss payment experience for recent policy years resulted in an increase in the loss ratio related to revenues recognized on policies issued in 2009, and, accordingly, a $3.8 million catch-up adjustment was recorded to title losses in the third quarter of 2009. Provisions for title losses in the first nine months of 2009 also include charges of $30.6 million relating to large title claims including several independent agency defalcations and mechanic lien claims. These charges were partially offset by insurance recoveries of $9.9 million on previously recognized title losses. The first nine months of 2008 included $28.2 million related to title agency defalcations and fraudulent transactions and reserve strengthening adjustments of $14.0 million related to greater than expected loss payment experience for policy years 2005, 2006 and 2007. These charges were partially offset by insurance recoveries of $10.0 million on previously recognized title losses. Adjusting for these items, our provisions for title losses were 7.7% and 6.6% for the nine months ended September 30, 2009 and 2008, respectively.
Income taxes. Our effective tax rates, based on earnings before taxes and after deducting noncontrolling interests (losses of $78.2 million and $129.4 million for the nine months ended September 30, 2009 and 2008, respectively), were (4.8%) and 35.2% for the first nine months of 2009 and 2008, respectively. Our effective income tax rate for the first nine months of 2009 was significantly impacted by a valuation allowance of $30.2 million against our deferred tax assets. The valuation allowance will be evaluated for reversal, subject to certain potential limitations, as we return to profitability. The income tax expense of $3.8 million recorded in the first nine months of 2009 is primarily related to taxes in foreign jurisdictions for our profitable international operations, as well as taxes for subsidiaries not included in our consolidated federal tax return.

Our effective income tax rate for the first nine months of 2008 was primarily due to the level of our operating losses compared with our significant permanent differences, such as tax-exempt interest, which remain relatively fixed in amount, and the ratio of earnings from our international operations compared with our consolidated U.S. operating losses. Our 2008 annual effective tax rate was (0.9%).
Three months ended September 30, 2009 compared with three months ended September 30, 2008
Title revenues. Our revenues from direct operations for the third quarter of 2009 compared to the third quarter of 2008 were unchanged. Revenues from our core title operations increased for the third quarter of 2009 compared to the third quarter of 2008. These revenue increases were offset by declines in our international and commercial revenues for the third quarter of 2009 compared to the third quarter of 2008. Revenues from commercial and other large transactions in the third quarter of 2009 decreased $10.2 million, or 36.3%, compared with the same period in the prior year.
Our direct orders closed increased 12.9% in the third quarter of 2009 compared with the third quarter of 2008 although the average revenue per closing decreased 5.5% in the third quarter of 2009 compared with the third quarter of 2008. Our increase in direct orders closed and decrease in average revenue per closing continue to be driven by a shift in the mix of orders, with the third quarter of 2009 experiencing fewer large commercial orders, lower home prices and many more residential refinancing orders than the third quarter of 2008. On average, refinance premium rates are 60% of the title premium revenue of a similarly priced sale transaction.
Revenues from agencies increased $55.3 million, or 26.5%, for the quarter ended September 30, 2009 compared with the quarter ended September 30, 2008. This increase is largely due to the addition of new lower-risk agencies as well as significant increases in revenues from existing agencies. The largest increases in revenues from agencies during the three months ended September 30, 2009 were in California, Pennsylvania and New Jersey, partially offset by decreases in New York and Texas.
REI revenues. Real estate information operating revenues increased $5.2 million, or 50.8%, in the third quarter of 2009 compared to the third quarter of 2008. The increase was primarily due to a significant rise in our loan modification services. This increase was partially offset by a reduction of revenues due to a decrease in demand for post-closing lender services activity, a reduction in the number of Section 1031 tax-deferred property exchanges caused by the continued decline in the real estate market and the sale of a subsidiary in the third quarter of 2008.
Investments. Investment income decreased $2.1 million, or 29.4%, for the three months ended September 30, 2009 compared with the three months ended September 30, 2008, primarily due to decreases in the average invested balances and yields. Certain investment gains and losses, which are included in our results of operations in investment and other losses — net, were realized as part of the ongoing management of our investment portfolio for the purpose of improving performance.
For the third quarter of 2009, investment and other losses — net included realized losses of $2.3 million for the impairment of cost-basis investments, partially offset by realized gains of $1.2 million for the sale of debt and equity investments available-for-sale.
For the third quarter of 2008, investment and other losses — net included realized losses of $4.2 million for the sale of debt and equity investments available-for-sale, $2.6 million for the impairment of equity securities available-for-sale and $1.7 million for office closure costs. The realized losses were partially offset by realized gains of $3.2 million for the sale of debt and equity investments available-for-sale.
Retention by agencies. The amounts retained by title agencies, as a percentage of revenues generated by them, were 82.2% and 81.2% in the third quarters of 2009 and 2008, respectively. Amounts retained by title agencies are based on agreements between agencies and our underwriters. This retention percentage may vary from year-to-year due to the geographical mix of agency operations, the volume of title revenues and, in some states, laws or regulations.

Employee costs. Our employee costs and certain other operating expenses are sensitive to inflation. Employee costs for the combined business segments decreased $15.0 million, or 10.7%, to $125.0 million for the three months ended September 30, 2009 from $140.0 million for the three months ended September 30, 2008. We reduced our employee count company-wide by approximately 2,350 since the beginning of 2008. This decrease in employee count is the primary reason for the decline in employee costs.
In our REI segment, total employee costs for the third quarter of 2009 decreased $1.8 million, or 20.7%, from the same period in 2008 primarily in our lender services and property information businesses due to headcount reduction related to lower transaction volumes, even though our mortgage modification services significantly increased.
Other operating expenses. Other operating expenses decreased $10.9 million, or 12.5%, in the third quarter of 2009 compared with the third quarter of 2008, primarily due to lower business promotion costs, rent and other occupancy expenses, insurance, certain REI expenses, travel, delivery fees, auto and airplane expenses, technology costs, copy supplies, bad debt expense and telephone. The decreases were offset somewhat by increases in attorney fees and outside search fees. The decreases in other operating expenses were due to closing of offices, reduction in discretionary expenditures, implementation of title search and production efficiencies company-wide through our regional production center initiative and the benefits from our back-office centralization initiatives in the areas of human resources, finance and accounting, procurement and information technology.
Other operating expenses also include premium taxes, general supplies, professional fees, equipment rental, repairs and maintenance, postage, title plant expenses, litigation and title plant rent. Most of our operating expenses are fixed in nature, although some follow, to varying degrees, the changes in transaction volume and revenues.
Title losses. Provisions for title losses, as a percentage of title operating revenues, were 12.6% and 7.7% for the third quarters of 2009 and 2008, respectively. The third quarter of 2009 included reserve strengthening adjustments of $12.5 million relating to policy years 2006 and 2007 due to higher than expected loss payments and incurred loss experience for these policy years. The increase in loss payment experience for recent policy years resulted in an increase in the loss ratio related to revenues recognized on policies issued in 2009, and, accordingly, a $3.8 million catch-up adjustment was recorded to title losses in the third quarter of 2009. Provisions for title losses for the third quarter of 2009 also include charges of $8.6 million relating to large title claims and a mechanic lien claim. These charges were partially offset by insurance recoveries of $0.7 million on previously recognized title losses. The third quarter of 2008 included $10.5 million related to title agency defalcations and fraudulent transactions, as well as reserve strengthening adjustments of $2.0 million related to greater than expected loss payment experience for policy years 2005, 2006 and 2007. These charges were partially offset by insurance recoveries of $10.0 million on previously recognized title losses. Adjusting for these items, our provisions for title losses were 8.0% and 7.0% for the third quarters of 2009 and 2008, respectively.
Income taxes. Our effective tax rates, based on losses before taxes and after deducting noncontrolling interests (losses of $23.4 million and $41.2 million for the three months ended September 30, 2009 and 2008, respectively), were (1.1%) and 27.3% for the quarters ended September 30, 2009 and 2008, respectively. Our effective income tax rate for the third quarter of 2009 was significantly impacted by a valuation allowance of $9.7 million against our deferred tax assets. The valuation allowance will be evaluated for reversal, subject to certain potential limitations, as we return to profitability. The small amount of income tax expense recorded in the third quarter of 2009 is primarily related to certain taxes in foreign jurisdictions for our profitable international operations, as well as taxes for subsidiaries not included in our consolidated federal tax return.
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

LIQUIDITY
Our liquidity and capital resources reflect our ability to generate cash flow to meet our obligations to our shareholders, customers (payments to satisfy claims on title policies), vendors, employees, lenders and others. As of September 30, 2009, our cash and investments, including amounts reserved pursuant to statutory requirements, totaled $609.5 million.
A substantial majority of our consolidated cash and investments as of September 30, 2009 was held by Stewart Title Guaranty Company (Guaranty) and its subsidiaries. The use and investment of these funds, payment of dividends to the parent company, and cash transfers between Guaranty and its subsidiaries and the parent company are subject to certain legal and regulatory restrictions. In general, Guaranty may use its cash and investments in excess of its legally-mandated statutory premium reserve (established in accordance with legal requirements under Texas regulatory requirements) to fund its insurance operations, including claims payments. Guaranty may also, subject to certain limitations and with regulatory approval, pay dividends to the parent company and/or provide funds to its subsidiaries (whose operations consist principally of field title offices) for their operating and debt service needs.
A summary of our net consolidated cash flows for the nine months ended September 30 follows:

	2009	2008
	(dollars in millions)

Net cash used by operating activities	(10.7)	(71.7)
Net cash provided (used) by investing activities	89.5	(61.2)
Net cash (used) provided by financing activities	(60.9)	225.6

Operating activities
Our principal sources of cash from operations are premiums on title policies, title service-related receipts and loan modification services. Our independent agencies remit cash to us net of their contractual retention. Our principal cash expenditures for operations are employee costs, operating costs and title claims payments.
Our negative cash flow from operations for the nine months ended September 30, 2009 was primarily due to our net loss, which was driven by declining revenues from lower home sales combined with falling sales prices and decreases in commercial real estate transactions.
Although we have made significant progress in automating our services, our business continues to be labor intensive. As order volumes fluctuate, we adjust staffing levels accordingly, but there is typically a lag between changes in market conditions and personnel. Therefore, employee costs do not change at the same rate as revenues change. Further, we incur costs based on total orders received, while our revenues are earned based on orders actually closed. A decline in closing ratios from historical trends will have an adverse impact on operating results and, consequently, on cash flows. We reduced our number of employees by approximately 2,350 during the full year 2008 and by approximately 160 during the nine months ended September 30, 2009. We continued to realize the full cash savings from these reductions in our results for the first nine months of 2009.
Other operating costs consist of both fixed (such as rent and other occupancy costs) and variable (such as taxes due to various states on premium revenues) components, but are predominately fixed in nature. Since the end of December 2005, when the real estate market began to turn down, we have closed over 360 offices or branch locations. However, approximately 50 leases from these locations have not yet expired, and we continue to incur cash rent payments on those that have not been sublet. As the leases on closed offices not sublet expire, they will not be renewed. We will also benefit from new contracts with vendors in key spending categories throughout 2009.

Cash payments on title claims for the nine months ended September 30, 2009 and 2008 were $110.2 million and $100.3 million, respectively. This increase is consistent with our historical experience that title claims are filed more quickly and there is a higher incidence of agency defalcations in declining real estate markets. The insurance regulators of the states in which our underwriters are domiciled require our statutory premium reserves to be fully funded, segregated and invested in high-quality securities and short-term investments. As of September 30, 2009, cash and investments funding the statutory premium reserve aggregated $391.5 million and our statutory estimate of claims that may be reported in the future totaled $341.8 million. In addition to this restricted cash and investments, we had unrestricted cash and investments (excluding investments in affiliates) of $134.1 million which is available for underwriter operations, including claims payments.
Investing activities
Cash from investing activities was generated principally by proceeds from investments matured and sold in the amounts of $242.8 million and $603.0 million for the nine months ended September 30, 2009 and 2008, respectively. We used cash for the purchases of investments in the amounts of $144.8 million and $410.9 million for the nine months ended September 30, 2009 and 2008, respectively. The cash generated from sales and maturities not reinvested was used principally to fund operations and reduce notes payable.
Capital expenditures were $6.9 million and $13.7 million for the nine months ended September 30, 2009 and 2008, respectively. Capital expenditures declined significantly from prior year levels since no new offices were opened for the first nine months of 2009 and we sharply curtailed spending in all other areas. We expect that capital expenditures in 2009 will remain lower than 2008 levels and we aggressively manage our cash flow. We have no material commitments for capital expenditures.
Financing activities
For the nine months ended September 30, 2009, we repaid $56.4 million of debt in accordance with the underlying terms of the debt instruments. On October 15, 2009, we successfully closed our issuance of $65.0 million aggregate principal amount of 6.0% Convertible Senior Notes due 2014 (Notes). The approximately $62.0 million in net proceeds were used to retire bank debt on which repayment could have been demanded at any time, thereby extending our maturities for this debt to October 2014 if not converted into shares of common stock before or at maturity. The Notes pay interest semiannually at a rate of 6.0% per annum beginning on April 15, 2010. The Notes are, subject to certain limitations, convertible into shares of our common stock at a conversion rate of 77.6398 shares per $1,000 principal amount of Notes (equal to a conversion price of $12.88 per share), which will be adjusted in certain circumstances. The conversion price represents a 25.0% premium above the $10.30 per share closing price of our common stock on the New York Stock Exchange on October 8, 2009.
Effect of changes in foreign currency rates
The effect of changes in foreign currency rates on the consolidated statements of cash flows was a net increase in cash and cash equivalents of $4.6 million for the nine months ended September 30, 2009 as compared with a decrease of $2.8 million for the nine months ended September 30, 2008. Our principal foreign operating unit is in Canada, and the value of the U.S. dollar relative to the Canadian dollar strengthened significantly during the nine months ended September 30, 2009.
***********
Due to the significant cash savings from the actions taken in 2008 and through September 30, 2009 and based on our available cash and investments, as well as our expected operating results for the remainder of 2009, we believe we have sufficient liquidity to meet the cash needs of our ongoing operations without supplemental debt or equity funding.

Contingent liabilities and commitments. As of September 30, 2009, we were contingently liable for guarantees of indebtedness owed primarily to banks and others by certain third parties. The guarantees primarily relate to business expansion and expire no later than 2019. As of September 30, 2009, the maximum potential future payments on the guarantees amounted to $6.0 million. We believe that the related underlying assets and available collateral, primarily corporate stock and title plants, would enable us to recover any amounts paid under the guarantees. We believe no reserve is needed since no payment is expected on these guarantees.
In the ordinary course of business we guarantee the third-party indebtedness of certain of our consolidated subsidiaries. As of September 30, 2009, the maximum potential future payments on the guarantees were not more than the related notes payable recorded in our condensed consolidated balance sheet. We also guarantee the indebtedness related to lease obligations of certain of our consolidated subsidiaries. The maximum future obligations arising from these lease-related guarantees are not more than our future minimum lease payments. In addition, as of September 30, 2009 we had unused letters of credit amounting to $7.2 million, primarily related to a litigation bond and workers’ compensation coverage.
Capital resources. We consider our capital resources to be adequate. Other than scheduled maturities of debt, operating lease payments and anticipated claims payments in 2009, we have no material commitments. Total debt and stockholders’ equity were $82.5 million (excluding a fully-funded and collateralized line of credit of $221.4 million, which we do not consider as debt), and $440.2 million, respectively, as of September 30, 2009. We expect that cash flows from operations, income tax refunds and cash available from our underwriters, subject to regulatory restrictions, will be sufficient to fund our operations, including claims payments. However, to the extent that these funds are not sufficient, we may be required to borrow funds on terms less favorable than we currently have, or seek funding from the equity market, which may be on terms that are dilutive to existing shareholders.
Other-than-temporary impairments of investments. For the nine months ended September 30, 2009 and 2008, we recorded impairment charges of $1.3 million and $2.6 million, respectively, relating to investments available-for-sale.
Other comprehensive (loss) earnings. Unrealized gains and losses on investments and changes in foreign currency exchange rates are reported net of deferred taxes in accumulated other comprehensive earnings, a component of stockholders’ equity, until realized. For the nine months ended September 30, 2009, net unrealized investment gains of $10.0 million, which decreased our comprehensive loss, were related to temporary increases in market values of corporate and municipal bond investments and equity investments, partially offset by declines in government bond investments. For the nine months ended September 30, 2008, net unrealized investment losses of $12.5 million, which increased our comprehensive loss, were related to temporary decreases in market values of equity and corporate and municipal bond investments, partially offset by increases in government bond investments. Changes in foreign currency exchange rates, primarily related to our Canadian operations, decreased comprehensive loss by $9.5 million, net of taxes, for the nine months ended September 30, 2009 and increased comprehensive loss $5.3 million, net of taxes, for the nine months ended September 30, 2008.
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

Forward-looking statements. Certain statements in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to future, not past, events and often address our expected future business and financial performance. These statements often contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “will” or other similar words. Forward-looking statements by their nature are subject to various risks and uncertainties that could cause our actual results to be materially different than those expressed in the forward-looking statements. These risks and uncertainties include, among other things, the severity and duration of current financial and economic conditions; continued weakness or further adverse changes in the level of real estate activity; changes in mortgage interest rates and availability of mortgage financing; our ability to respond to and implement technology changes, including the completion of the implementation of our enterprise systems; the impact of unanticipated title losses on the need to further strengthen our policy loss reserves; any effect of title losses on our cash flows and financial condition; the impact of our increased diligence and inspections in our agency operations; changes to the participants in the secondary mortgage market and the rate of refinancings that affect the demand for title insurance products; regulatory non-compliance, fraud or defalcations by our title insurance agents or employees; our ability to timely and cost-effectively respond to significant industry changes and introduce new products and services; the outcome of litigation by large classes of claimants; the impact of changes in governmental and insurance regulations, including any future reductions in the pricing of title insurance products and services; our dependence on our operating subsidiaries as a source of cash flow; the continued realization of expected expense savings resulting from our expense reduction steps taken since 2008; our ability to access the equity and debt financing markets; our ability to grow our international operations; and our ability to respond to the actions of our competitors. These risks and uncertainties, as well as others, are discussed in more detail in our documents filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2008 and our Current Reports on Form 8-K. We expressly disclaim any obligation to update any forward-looking statements contained in this news release to reflect events or circumstances that may arise after the date hereof, except as may be required by applicable law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes during the quarter ended September 30, 2009 in our investment strategies, types of financial instruments held or the risks associated with such instruments that would materially alter the market risk disclosures made in our Annual Report on Form 10-K for the year ended December 31, 2008.
Item 4. Controls and Procedures
Our principal executive officers and principal financial officer carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2009, have concluded that, as of such date, our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are adequate and effective.
There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. As a result, no corrective actions were required or undertaken.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
In California, regulations became effective on September 3, 2009 to eliminate a previously proposed interim rate reduction and a maximum rate formula and substantially scale back the proposed financial data requirements on insurance companies. In July 2009, the New Mexico Superintendent of Insurance announced the findings of a 2008 hearing on premiums and splits and awarded a 10.7% premium rate increase effective August 1, 2009, and an increase in the remittance rate on residential transactions from 19% to 20% from agencies to underwriters.
Due to changes observed in California and New Mexico and possible changes in other states, we are reviewing our premium rates in all states. Where possible, we are seeking to raise rates or to modify agency splits (the percent of premium paid to the underwriter compared to the amount retained by the agency) to levels necessary to achieve profitability from our agency operations. We believe the California and New Mexico results are indicative of other states’ assessments of the title insurance industry and the need for the industry to continue to provide title protection for real property. We cannot predict the outcome of proposed regulations and rate changes. However, to the extent that rate changes are modified in the future, the outcome could materially affect our consolidated financial condition or results of operations.
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
Stewart Title of California, Inc., our subsidiary, is a defendant in four putative class action lawsuits filed in California state and federal courts. These lawsuits are commonly referred to as “wage and hour” lawsuits. These lawsuits generally claim, among other things, that (i) the plaintiffs were misclassified as exempt employees and were not paid overtime, (ii) the overtime payments made to non-exempt employees were miscalculated and (iii) the plaintiffs worked overtime hours, but were not paid. The plaintiffs sought compensatory damages, statutory compensation, penalties and restitution, exemplary and punitive damages, declaratory relief, interest and attorneys fees. In October 2009, we settled all four class action lawsuits within the amount reserved. The settlement will not materially affect our consolidated financial condition or results of operations.

In January 2009, an action was filed by individuals against Stewart Title Guaranty Company, Stewart Title of California, Inc., Cuesta Title Company and others in the Superior Court of California for the County of San Luis Obispo, captioned Wooldridge et al. v. Stewart Title Guaranty Company et al., Case No. CV 090008. The plaintiffs allege that they have suffered damages relating to loans they made, through Hurst Financial Corporation, to an individual named Kelly Gearhart and entities controlled by Gearhart. Gearhart and Hurst have filed for bankruptcy. We demurred to the original complaint, and the plaintiffs amended their complaint in response. We demurred to the amended complaint, and the Court sustained our demurrer to the first amended complaint with leave to amend. The plaintiffs’ second amended complaint adds Stewart Title Company as a defendant and purports to assert causes of action for (1) breach of contract; (2) negligence; (3) fraud and conspiracy; (4) breach of implied covenant of good faith and fair dealing; and (5) financial elder abuse. We have demurred to the second amended complaint, and the demurrer hearing is scheduled for November 2009. We intend to vigorously defend ourselves against the allegations. We do not believe that the outcome of this matter will materially affect our consolidated financial condition or results of operations.
In March 2009, an action was filed against Stewart Information Services Corporation, Stewart Title Guaranty Company, Stewart Title of California, Inc., Cuesta Title Company and others by Stinchfield Financial Services, Inc. and Casa Rio Atascadero Homeowners Association in the Superior Court of California for the County of San Luis Obispo, captioned Stinchfield Financial Services, Inc. et al. v. Stewart Information Services Corporation et al., Case No. CV 098107. The plaintiffs allege that they have suffered damages relating to loans made to Kelly Gearhart. We demurred to the original complaint, and the Court sustained our demurrer with leave to amend. The plaintiffs’ amended complaint adds Stewart Title Insurance Company, our New York underwriter, as a defendant and purports to assert causes of action for (1) breach of contract; (2) breach of covenant of good faith and fair dealing; (3) declaratory relief; (4) fraud; (5) alter ego; (6) negligence; (7) violation of California Business and Professions Code Section 17200; (8) conversion; and (9) conspiracy. We have demurred to the amended complaint, and the demurrer hearing is scheduled for November 2009. We intend to vigorously defend ourselves against the allegations. We do not believe that the outcome of this matter will materially affect our consolidated financial condition or results of operations.
In June 2009, an action was filed by several hundred individuals against Stewart Title Guaranty Company, Stewart Title of California, Inc., Cuesta Title Company, and others in the Superior Court of California for the County of San Luis Obispo, captioned Alpert et al. v. Cuesta Title Company et al., Case No. CV 098220. The plaintiffs allege that they have suffered damages relating to loans they made, through Hurst Financial, to Gearhart and entities controlled by Gearhart. The plaintiffs purport to assert causes of action for (1) fraud; (2) aiding and abetting fraud; (3) civil conspiracy to commit conversion; (4) financial elder abuse; (5) breach of fiduciary duty; (6) negligence; and (7) declaratory relief. We have demurred to the complaint, and the demurrer hearing is scheduled for December 2009. We intend to vigorously defend ourselves against the allegations. We do not believe that the outcome of this matter will materially affect our consolidated financial condition or results of operations.
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

As of October 12, 2009, we have obtained dismissals of the claims in Arkansas, California (where plaintiffs then filed an amended complaint), Delaware (where plaintiffs then filed an amended complaint for injunctive relief only), Florida, Massachusetts, New Jersey (where plaintiffs were granted leave to file an amended complaint), New York, Pennsylvania (where plaintiffs may pursue injunctive relief only), Texas and Washington. We are awaiting decisions on motions to dismiss in Ohio (where the Magistrate Judge has recommended dismissal) and West Virginia (where all proceedings have been stayed). The plaintiffs in New York and Texas have filed appeals in the United States Court of Appeals for the Second and Fifth Circuits, respectively. Although we cannot predict the outcome of these actions, we intend to vigorously defend ourselves against the allegations and do not believe that the outcome will materially affect our consolidated financial condition or results of operations.
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
Item 1A. Risk Factors
In addition to the risk factors listed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, the following risk factor should be considered in evaluating our business and any investment in Stewart. These risks could materially and adversely affect our business, financial condition and results of operations. In that event, the trading price of our Common Stock could decline materially.
Fluctuations in our stock price may affect our financial results and increase the volatility of our reported results of operations because we will be required to report the change in fair value of the embedded derivative contained in certain convertible senior notes on a quarterly basis
On October 15, 2009, we issued $65.0 million aggregate principal amount of 6.0% Convertible Senior Notes due 2014 (Notes) to the initial purchaser for resale to certain qualified institutional buyers in compliance with Rule 144A under the Securities Act of 1933, as amended. Our net proceeds, after deducting discounts, commissions and estimated offering expenses payable, were approximately $62.0 million.
The contingent conversion feature of the Notes gives rise to an embedded derivative under relevant accounting rules that requires separate accounting at fair value. The change in fair value of the derivative will be reported in our statement of earnings each quarter, which could result in reporting significant gains or losses related to these derivatives. Because the estimated fair value of the derivative will be affected by our stock price, fluctuations in our stock price may significantly affect our financial results and increase the volatility of our reported results of operations.

Item 5. Other Information
We had a book value per share of $24.14 and $27.63 as of September 30, 2009 and December 31, 2008, respectively. As of September 30, 2009, our book value per share was based on approximately $440.2 million in stockholders’ equity and 18,238,710 shares of Common and Class B Common Stock outstanding. As of December 31, 2008, our book value per share was based on approximately $501.2 million in stockholders’ equity and 18,141,787 shares of Common and Class B Common Stock outstanding.
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
November 3, 2009
Date

Stewart Information Services Corporation
Registrant

By:	/s/ J. Allen Berryman
J. Allen Berryman, Executive Vice President,
Chief Financial Officer, Secretary, Treasurer and Principal Financial Officer

INDEX TO EXHIBITS

Exhibit

3.1		-	Amended and Restated Certificate of Incorporation of the Registrant, dated May 1, 2009 (incorporated by reference in this report from Exhibit 3.1 of the Current Report on Form 8-K filed May 5, 2009)

3.2		-	By-Laws of the Registrant, as amended March 13, 2000 (incorporated by reference in this report from Exhibit 3.2 of the Annual Report on Form 10-K for the year ended December 31, 2000)

4.1		-	Rights of Common and Class B Common Stockholders (incorporated by reference to Exhibits 3.1 and 3.2 hereto)

4.2		-	Indenture related to 6.0% Convertible Senior Notes due 2014, dated as of October 15, 2009, by and between the Registrant, the Guarantors party thereto, and Wells Fargo Bank, N.A., as trustee (incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K filed October 15, 2009)

4.3		-	Form of 6.0% Convertible Senior Note due 2014 (incorporated by reference from Exhibit 4.2 to the Current Report on Form 8-K filed October 15, 2009)

31.1	*	-	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	-	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	*	-	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	-	Certification of Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	-	Certification of Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	*	-	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith