Form 10-K
period 2009-12-31
STEWART INFORMATION SERVICES CORP
filed 2010-03-05
CIK 94344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the Common Stock (based upon the closing sales price of the Common Stock of Stewart Information Services Corporation, as reported by the NYSE on June 30, 2009) held by non-affiliates of the Registrant was approximately $244,921,000.
At March 4, 2010, the following shares of each of the registrant’s classes of stock were outstanding:

Common, $1 par value	17,181,769
Class B Common, $1 par value	1,050,012
Documents Incorporated by Reference
Portions of the definitive proxy statement (the Proxy Statement), relating to the annual meeting of the registrant’s stockholders to be held April 30, 2010, are incorporated by reference in Part III of this document.

FORM 10-K ANNUAL REPORT
YEAR ENDED DECEMBER 31, 2009
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

Investments in debt and equity securities. Our title insurance underwriters maintain investments in accordance with certain statutory requirements for the funding of statutory premium reserves and state deposits. We have established policies and procedures to minimize our exposure to changes in the fair values of our investments. These policies include retaining an investment advisory firm, emphasizing credit quality, managing portfolio duration, maintaining or increasing investment income and actively monitoring profile and security mix based upon market conditions. All of our investments are classified as available-for-sale except for investments — pledged, which are classified as trading securities.
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

Selected information from the U.S. Department of Housing and Urban Development and National Association of Realtors® for the U.S. real estate industry follows (2009 figures are preliminary and subject to revision):

	2009	2008	2007

New home sales — in millions	0.37	0.49	0.78
Existing home sales — in millions	5.16	4.91	5.65
Existing home sales — median sales price in $ thousands	173.5	198.1	219.0

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
The financial strength and stability of the title underwriter are important factors in maintaining and increasing our agency network. We are rated as investment grade by the title industry’s leading rating companies. Our principal underwriter, Stewart Title Guaranty Company (Guaranty) is currently rated A’’ by Demotech, Inc., BBB+ by Fitch, B++ by A. M. Best and C+ by LACE Financial.
Market share. Title insurance statistics are compiled quarterly by the title industry’s national trade association. Based on 2009 unconsolidated statutory net premiums written through September 30, 2009, Guaranty is one of the leading title insurers in the United States.
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
Title insurance revenues by geographic location. The approximate amounts and percentages of our consolidated title operating revenues were:

	Amounts ($ millions)			Percentages
	2009	2008	2007	2009	2008	2007

Texas	257	269	316	16	18	16
California	181	141	214	11	9	11
New York	122	134	186	8	9	9
International	89	110	129	6	8	7
Florida	73	81	181	5	5	9
All others	900	775	962	54	51	48

	1,622	1,510	1,988	100	100	100

Regulations. Title insurance companies are subject to comprehensive state regulations covering premium rates, agency licensing, policy forms, trade practices, reserve requirements, investments and the transfer of funds between an insurer and its parent or its subsidiaries and any similar related party transactions. Kickbacks and similar practices are prohibited by most state and federal laws.
Real Estate Information
Our real estate information (REI) segment primarily provides electronic delivery of data, products and services related to real estate. Home Retention Services (HRSI) and Stewart Lender Services (SLS) offer origination and post-closing services to residential mortgage lenders.
Products include basic vesting and legal description, mortgage modification services, conforming loan submissions as well as alternative products. In addition, SLS also provides loan modification services, loan default services, credit reporting services through credit bureaus, appraisal services and automated property valuations, initial loan disclosures and electronic mortgage documents. Furthermore, SLS offers post-closing outsourcing services for lenders.
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
In September 2008, we sold our mortgage documents business, On-line Documents, Inc., to a third party. In January 2007, Stewart REI Group sold its aerial photography and mapping businesses, GlobeXplorer® and AirPhotoUSA® to DigitalGlobe®.
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
Companies that compete with our REI companies vary across a wide range of industries. In the mortgage-related products and services area, competitors include the major title insurance underwriters mentioned under “Title — Market share.” In some cases the competitor may be the customer itself. For example, certain services offered by SLS can be, or historically have been, performed by internal departments of large mortgage lenders.
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

Customers. Customers for our REI products and services include mortgage lenders and servicers, mortgage brokers, government entities, commercial and residential real estate agents, land developers, builders, title insurance agencies, and others interested in obtaining property information (including data, images and aerial maps) that assist with the purchase, sale and closing of real estate transactions and mortgage loans. Other customers include accountants, attorneys, investors and others seeking services for their respective clients in need of qualified intermediary (Section 1031) services and employers seeking information about prospective employees. We had two customers responsible for 55.5% of our REI operating revenues in 2009 and one customer responsible for 10.1% of our REI operating revenues in 2008. No one customer was responsible for as much as 10% of our REI operating revenues in 2007.
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
SureClose®, our transaction management platform, gives consumers online access to their closing file for more transparency of the transaction during the closing process. SureClose has allowed us to substantially convert from paper to digital title files. SureClose also gives lenders, real estate professionals and settlement service providers the ability to monitor the progress of the transaction; view, print, exchange and download documents and information; and post and receive messages and receive automatic event notifications. Enhancing the seamless flow of the title order, SureClose is also integrated with our AIM® title production system. The final commitment, as well as all other closing documents, is archived on SureClose to create a paperless office.
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
Employees. As of December 31, 2009, we employed approximately 6,100 people. We consider our relationship with our employees to be good.
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
CEO and CFO Certifications. The CEO and CFO certifications required under Section 302 of the Sarbanes-Oxley Act are filed as exhibits to our 2009 Form 10-K. Stewart Information Services Corporation submitted a Section 12(a) CEO Certification to the New York Stock Exchange in 2009.
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
Our revenues and results of operations have been and could continue to be adversely affected as a result of the decline in home prices, real estate activity and the availability of financing alternatives. In addition, continued weakness or further adverse changes in the level of real estate activity could have a material adverse effect on our consolidated financial condition or results of operations.
Our claims experience may require us to increase our provision for title losses or to record additional reserves, either of which would adversely affect our earnings.
Estimating future loss payments is difficult, and our assumptions about future losses may prove inaccurate. Provisions for policy losses are charged to income in the same year the related premium revenues are recognized. The amounts provided are based on reported claims, historical loss payment experience, title industry averages and the current legal and economic environment. Claims are often complex and involve uncertainties as to the dollar amount and timing of individual payments. Claims are often paid many years after a policy is issued. From time to time, we experience large losses, including losses relating to independent agency defalcations, from title policies that have been issued or worsening loss payment experience, which require us to increase our title loss reserves. These events are unpredictable and adversely affect our earnings. Title loss reserves in 2009 increased due to $32.7 million in provisions for strengthening policy loss reserves for policy years 2005, 2006 and 2007 related to higher than expected loss payment and incurred loss experience for these policy years. This brings the total strengthening charges for these policy years to $70.1 million.

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
Ratings are a significant component in determining the competitiveness of insurance companies. Our principal insurance underwriting subsidiary, Guaranty, is currently rated by Demotech, Inc. (A’’), Fitch (BBB+), A. M. Best (B++) and LACE Financial (C+). Guaranty has historically been highly rated by the rating agencies that cover us. These ratings are not credit ratings. Instead, the ratings are based on quantitative, and in some cases qualitative, information and reflect the conclusions of the rating agencies with respect to our financial strength, results of operations and ability to pay policyholder claims. Our ratings are subject to continual review by the rating agencies and we cannot be assured that our current ratings will be maintained. If our ratings are downgraded from current levels by the rating agencies, our ability to retain existing customers and develop new customer relationships may be negatively impacted, which could result in an adverse impact on our results of operations.

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
Technological advances occur rapidly in the title insurance industry as industry standards evolve and title insurers introduce new products and services. We believe that our future success depends on our ability to anticipate technological changes and to offer products and services that meet evolving standards on a timely and cost-effective basis. Successful implementation and customer acceptance of our technology-based services will be crucial to our future profitability. There is a risk that the introduction of new products and services, or advances in technology, could reduce the usefulness of our products and render them obsolete.

We rely on dividends from our insurance underwriting subsidiaries.
We are a holding company and our principal assets are our insurance underwriting subsidiaries. Consequently, we may depend on receiving sufficient dividends from our insurance subsidiaries to meet our debt service obligations and to pay our operating expenses and dividends to our stockholders. The insurance statutes and regulations of some states require us to maintain a minimum amount of statutory capital and restrict the amount of dividends that our insurance subsidiaries may pay to us. Guaranty is a wholly owned subsidiary of Stewart and the principal source of our cash flow. In this regard, the ability of Guaranty to pay dividends to us is dependent on the approval of the Texas Insurance Commissioner. As of December 31, 2009, under Texas insurance law, Guaranty could pay dividends or make distributions of up to $77.2 million in 2010 after approval of the Texas Insurance Commissioner. However, Guaranty voluntarily restricts dividends to us so that it can grow its statutory surplus, maintain liquidity at competitive levels and maintain its high ratings. A title insurer’s ability to pay claims can significantly affect the decision of lenders and other customers when buying a policy from a particular insurer.
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

Fluctuations in our stock price may affect our financial results and increase the volatility of our reported results of operations because we will be required to report the change in fair value of the embedded derivative contained in certain convertible senior notes on a quarterly basis.
On October 15, 2009, we issued $65.0 million aggregate principal amount of 6.0% Convertible Senior Notes due 2014 (Notes) to the initial purchaser for resale to certain qualified institutional buyers in compliance with Rule 144A under the Securities Act of 1933, as amended. Our net proceeds, after deducting discounts, commissions and estimated offering expenses payable, were approximately $61.7 million.
The contingent conversion feature of the Notes gives rise to an embedded derivative under relevant accounting rules that requires separate accounting at fair value. The change in fair value of the derivative will be reported in our comprehensive statements of operations each quarter, which could result in reporting significant gains or losses related to these derivatives. Because the estimated fair value of the derivative will be affected by our stock price, fluctuations in our stock price may significantly affect our financial results and increase the volatility of our reported results of operations.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We lease under a non-cancelable lease expiring in 2016 approximately 273,000 square feet in an office building in Houston, Texas, which is used for our corporate offices and for offices of several of our subsidiaries. In addition, we lease offices at approximately 580 additional locations that are used for branch offices, regional headquarters and technology centers. These additional locations include significant leased facilities in Dallas, Denver, Los Angeles, New York, San Diego and Toronto.
Our leases expire from 2010 through 2017 and have an average term of five years, although our typical lease term ranges from three to five years. We believe we will not have any difficulty obtaining renewals of leases as they expire or, alternatively, leasing comparable properties. The aggregate annual rent expense under all leases was approximately $51.1 million in 2009.
We also own several office buildings located in Arizona, Colorado, New York and Texas. These owned properties are not material to our consolidated financial condition. We consider all buildings and equipment that we own or lease to be well maintained, adequately insured and generally sufficient for our purposes.
Item 3. Legal Proceedings
On December 7, 2009, the Office of the Commissioner of Insurance for the state of Georgia issued a press release alleging that Stewart Title Guaranty Company violated Georgia’s insurance laws 600,000 times between January 1, 2003 and September 30, 2007, including overcharging for products. A show-cause hearing was ordered for February 23, 2010, and has been rescheduled for March 30, 2010 at the request of the Georgia Insurance Commissioner’s Office. While we cannot predict the outcome of the show-cause hearing and subsequent proceedings, we intend to vigorously defend ourselves against the allegations and do not believe the outcome will materially affect our consolidated financial condition or results of operations.

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
Stewart Title of California, Inc., our subsidiary, was a defendant in four putative class action lawsuits filed in California state and federal courts. These lawsuits were commonly referred to as “wage and hour” lawsuits. These lawsuits generally claimed, among other things, that (i) the plaintiffs were misclassified as exempt employees and were not paid overtime, (ii) the overtime payments made to non-exempt employees were miscalculated and (iii) the plaintiffs worked overtime hours but were not paid. The plaintiffs sought compensatory damages, statutory compensation, penalties and restitution, exemplary and punitive damages, declaratory relief, interest and attorneys fees. We and our subsidiaries have settled all four lawsuits within the amount previously reserved. The settlement is subject to court approval. The settlement did not materially affect our consolidated financial condition or results of operations.
In January 2009, an action was filed by individuals against Stewart Title Guaranty Company, Stewart Title of California, Inc., Cuesta Title Company and others in the Superior Court of California for the County of San Luis Obispo alleging that the plaintiffs have suffered damages relating to loans they made through Hurst Financial Corporation to an individual named Kelly Gearhart and entities controlled by Gearhart. Gearhart and Hurst have filed for bankruptcy. Thereafter, several other lawsuits, including a lawsuit filed by several hundred individuals, were filed in San Luis Obispo Superior Court making similar allegations. The defendants vary from case to case, but Stewart Information Services Corporation, Stewart Title of California and Stewart Title Insurance Company have also been sued in some or all of the cases. Each of the complaints alleges some combination of the following purported causes of action: breach of contract, negligence, fraud, aiding and abetting fraud, breach of fiduciary duty, breach of implied covenant of good faith and fair dealing, financial elder abuse, violation of California Business and Professions Code Section 17200, conversion, conspiracy, alter ego and declaratory relief. We have demurred to the complaints in the actions where its responses to the complaints have been due, and the Court has sustained our demurrers while granting plaintiffs leave to amend. We intend to vigorously defend ourselves against the allegations. We do not believe that the outcome of these matters will materially affect our consolidated financial condition or results of operations.
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
Complaints were subsequently filed in the United States District Courts for the Eastern and Southern Districts of New York and in the United States District Courts in Pennsylvania, New Jersey, Ohio, Florida, Massachusetts, Arkansas, California, Washington, West Virginia, Texas and Delaware. All of the complaints make similar allegations, except that certain of the complaints also allege violations of RESPA statutes and various state antitrust and consumer protection laws. The complaints generally request treble damages in unspecified amounts, declaratory and injunctive relief and attorneys’ fees. To date, 78 such complaints have been filed, each of which names us and/or one or more of our affiliates as a defendant (and have been consolidated in the aforementioned states), of which seven have been voluntarily dismissed.

As of January 7, 2010, we have obtained dismissals of the claims in Arkansas, California, Delaware (where plaintiffs then filed an amended complaint for injunctive relief only), Florida, Massachusetts, New Jersey (where plaintiffs filed an amended complaint for injunctive relief only), New York, Pennsylvania (where plaintiffs may pursue injunctive relief only), Texas and Washington. We are awaiting decisions on motions to dismiss in Delaware, New Jersey, Ohio (where Magistrate Judge has recommended dismissal) and West Virginia (where all proceedings have been stayed and the docket closed). The plaintiffs in New York and Texas have filed appeals in the United States Court of Appeals for the Second and Fifth Circuits, respectively. The New York dismissal was affirmed by the Second Circuit Court of Appeals on February 11, 2010. Although we cannot predict the outcome of these actions, we intend to vigorously defend ourselves against the allegations and do not believe that the outcome will materially affect our consolidated financial condition or results of operations.
We are also subject to lawsuits incidental to our business, most of which involve disputed policy claims. In some of these lawsuits, the plaintiff seeks exemplary or treble damages in excess of policy limits based on the alleged malfeasance of an issuing agency. We do not expect that any of these proceedings will have a material adverse effect on our consolidated financial condition or results of operations. Along with the other major title insurance companies, we are party to a number of class action lawsuits concerning the title insurance industry. We believe that we have adequate reserves for the various litigation matters and contingencies discussed above and that the likely resolution of these matters will not materially affect our consolidated financial condition or results of operations.
Item 4. Submission of Matters to a Vote of Security Holders
None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issue Purchases of Equity Securities
Our Common Stock is listed on the New York Stock Exchange (NYSE) under the symbol “STC”. The following table sets forth the high and low sales prices of our Common Stock for each fiscal period indicated, as reported by the NYSE.

	High	Low

2009:
First quarter	$23.75	$11.47
Second quarter	23.31	13.45
Third quarter	16.65	11.87
Fourth quarter	12.60	8.45

2008:
First quarter	$36.42	$20.64
Second quarter	32.50	19.04
Third quarter	31.92	15.92
Fourth quarter	29.50	5.67

As of February 19, 2010, the number of stockholders of record was 6,289 and the price of one share of our Common Stock was $13.65.
The Board of Directors declared an annual cash dividend of $0.05, $0.10 and $0.75 per share payable December 31, 2009, December 23, 2008 and December 21, 2007, respectively, to Common stockholders of record on December 24, 2009, December 8, 2008 and December 7, 2007, respectively. Our certificate of incorporation provides that no cash dividends may be paid on our Class B Common Stock.
We had a book value per share of $25.34 and $27.63 at December 31, 2009 and 2008, respectively. At December 31, 2009, book value per share was based on approximately $462.1 million in stockholders’ equity and 18,231,781 shares of Common and Class B Common Stock outstanding. At December 31, 2008, book value per share was based on approximately $501.2 million in stockholders’ equity and 18,141,787 shares of Common and Class B Common Stock outstanding.

Performance graph
The following graph compares the yearly percentage change in our cumulative total stockholder return on Common Stock with the cumulative total return of the Russell 2000 Index and the Russell 2000 Financial Services Sector Index for the five years ended December 31, 2009. The graph assumes that the value of the investment in our Common Stock and each index was $100 at December 31, 2004 and that all dividends were reinvested.

	2004	2005	2006	2007	2008	2009

Stewart	100.00	118.66	107.54	66.57	60.19	29.03
Russell 2000	100.00	104.63	123.92	122.00	80.78	102.73
Russell 2000 Financial Services Sector	100.00	102.20	122.08	101.57	76.05	75.99

The performance graph above and the related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates it by reference into such filing.

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

	2009	2008	2007	2006	2005	2004	2003	2002	2001	2000

	($ millions, except share and per share data)

Total revenues	1,707.3	1,555.3	2,106.7	2,471.5	2,430.6	2,176.3	2,239.0	1,777.9	1,271.6	935.5

Title segment:
Operating revenues	1,622.2	1,509.9	1,988.1	2,350.7	2,314.0	2,081.8	2,138.2	1,683.1	1,187.5	865.6
Investment income	20.8	29.1	36.1	34.9	29.1	22.5	19.8	20.7	19.9	19.1
Investment gains (losses)	7.4	(28.2)	13.3	4.7	5.0	3.1	2.3	3.0	0.4	0.0
Total revenues	1,650.4	1,510.8	2,037.5	2,390.3	2,348.1	2,107.4	2,160.3	1,706.8	1,207.8	884.7
Pretax (loss) earnings(1)	(73.3)	(222.3)	(57.2)	83.2	154.4	143.1	200.7	153.8	82.5	10.7

REI segment:
Revenues	56.9	44.5	69.2	81.2	82.5	68.9	78.7	71.1	63.8	50.8
Pretax earnings (loss)(1)	11.1	(15.2)	5.3	1.3	10.6	3.6	12.3	9.0	5.5	(4.5)

Title loss provisions	182.8	169.4	168.5	141.6	128.1	100.8	94.8	75.9	51.5	39.0
% title operating revenues	11.3	11.2	8.5	6.0	5.5	4.8	4.4	4.5	4.3	4.5

Pretax (loss) earnings(1)	(62.2)	(237.5)	(51.9)	84.5	165.0	146.7	213.0	162.8	88.0	6.2
Net (loss) earnings attributable to Stewart	(51.0)	(247.5)	(40.2)	43.3	88.8	82.5	123.8	94.5	48.7	0.6
Cash (used) provided by operations	(17.0)	(104.8)	4.6	105.1	174.4	170.4	190.1	162.6	108.2	31.9
Total assets	1,369.2	1,448.4	1,442.0	1,458.2	1,361.2	1,193.4	1,031.9	844.0	677.9	563.4
Long-term debt	67.7	71.3	82.4	92.5	70.4	39.9	17.3	7.4	7.0	15.4
Stockholders’ equity	462.1	501.2	769.8	819.5	785.0	711.8	634.6	504.5	403.8	302.0

Per share data:
Average shares — dilutive (millions)	18.2	18.1	18.2	18.3	18.2	18.2	18.0	17.8	16.3	15.0
Basic (loss) earnings attributable to Stewart	(2.80)	(13.68)	(2.21)	2.37	4.89	4.56	6.93	5.33	3.01	0.04
Diluted (loss) earnings attributable to Stewart	(2.80)	(13.68)	(2.21)	2.36	4.86	4.53	6.88	5.30	2.98	0.04

Cash dividends	0.05	0.10	0.75	0.75	0.75	0.46	0.46	—	—	—
Stockholders’ equity	25.34	27.63	42.69	44.95	43.24	39.28	35.21	28.98	22.83	20.22

Market price:
High	23.75	36.42	45.05	54.85	53.01	47.60	41.45	22.50	22.25	22.31
Low	8.45	5.67	24.61	32.87	34.70	31.14	20.76	15.05	15.80	12.25
Year end	11.28	23.49	26.09	43.36	48.67	41.65	40.55	21.39	19.75	22.19

(1)	Pretax figures are before noncontrolling interests

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
MANAGEMENT’S OVERVIEW
We reported a net loss attributable to Stewart of $51.0 million for the year ended December 31, 2009 compared with a net loss attributable to Stewart of $247.5 million for 2008. On a basic and diluted per share basis, our net loss attributable to Stewart was $2.80 for the year ended December 31, 2009 compared with a net loss attributable to Stewart of $13.68 for 2008. Revenues for 2009 increased $152.0 million, or 9.8%, compared to 2008. Cash flow from operations for 2009 improved by $87.8 million compared to 2008.
For the fourth quarter and full year 2009, our revenues increased significantly compared to the same periods in 2008 and we reported a pretax profit for the fourth quarter 2009. Expenses exclusive of amounts retained by agencies declined in both the fourth quarter and full year 2009 compared to the prior year periods. Employee costs and other operating expenses decreased significantly in 2009 when compared to 2008 both in dollars and as a percentage of revenues. Amounts retained by agencies increased generally in line with the revenues generated by our agency network, although we experienced a shift in the geographic mix of agency revenues which resulted in some margin compression. Title claims for previous policy years (primarily 2005 — 2007) continued to experience adverse development this year, and, as a result, we reported significant reserve strengthening charges in the second and third quarters of 2009.
We paid off $54.8 million in bank debt during 2009 and refinanced remaining bank debt that could have been called at any time by the banks. This debt restructure was accomplished by issuing $65.0 million in senior convertible notes, which also had the effect of extending the maturity of the debt to October 15, 2014 if not earlier converted into shares of our Common Stock. Our market share in title insurance continued to increase during 2009. Our combined real estate information services returned to profitability for 2009 marking a substantial improvement from 2008. We continued refining our agency network through the addition of higher quality, better performing agents and the cancelation of underperforming agents to grow revenue and reduce risk.
Initiatives to lower our mid-office cost structure and improve productivity remain on track as we expanded utilization of Regional Production Centers (RPC) during 2009. In December, approximately 47% of our direct title order volume was processed by RPCs, with significant savings being realized on a cost-per-file basis. We expect to continue expanding utilization of these centers during 2010.
Back-office shared-services initiatives are on schedule and continue to generate expense reductions in human resources, finance and accounting, procurement and information technology through reduced salary and overhead costs and leverage of buying power. We began implementation of our enterprise technology systems in January 2010 and expect to achieve additional cost savings throughout 2010 as implementation is completed.
In February 2010, we received cash of $50.9 million relating to the income taxes receivable recorded on our balance sheet at December 31, 2009. The income tax receivable was primarily related to the change in tax law in the fourth quarter of 2009 which allowed us to carry back our tax losses an additional three years.
We believe the real estate market will remain challenging in 2010, and that while sales of both new and existing homes will likely improve compared to 2009, residential refinance volumes are forecast to decline. Commercial sales and refinance activity are expected to improve in 2010 compared to 2009, although much of that improvement is likely to be distressed driven.

CRITICAL ACCOUNTING ESTIMATES
Actual results can differ from our accounting estimates.
While we do not anticipate significant changes in our estimates, there is a risk that such changes could have a material impact on our consolidated financial condition or results of operations for future periods.
Title loss reserves
Our most critical accounting estimate is providing for title loss reserves. Our liability for estimated title losses at December 31, 2009 comprises both known claims ($156.4 million) and our estimate of claims that may be reported in the future ($347.1 million). The amount of the reserve represents the aggregate future payments (net of recoveries) that we expect to incur on policy and escrow losses and in costs to settle claims.
Provisions for title losses, as a percentage of title operating revenues, were 11.3%, 11.2% and 8.5% for the years ended December 31, 2009, 2008 and 2007, respectively. Actual loss payment experience, including the impact of large losses, is the primary reason for increases or decreases in our loss provision. A change of 100 basis points in this percentage, a reasonably likely scenario based on our historical loss experience, would have increased or decreased our provision for title losses and pretax operating results approximately $16.2 million for the year ended December 31, 2009.
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
At each quarter end, our recorded reserve for title losses begins with the prior period’s reserve balance for claim losses, adds the current period provision to that balance and subtracts actual paid claims, resulting in an amount that our management compares to its actuarially-based calculation of the ending reserve balance to provide for future title losses. The actuarially-based calculation is a paid loss development calculation where loss development factors are selected based on company data and input from our third-party actuaries. We also obtain input from third-party actuaries in the form of a reserve analysis utilizing generally accepted actuarial methods. While we are responsible for determining our loss reserves, we utilize this actuarial input to assess the overall reasonableness of our reserve estimation. If our recorded reserve amount is within a reasonable range (+/- 3.1%) of our actuarially-based reserve calculation and the actuary’s point estimate, but not at the point estimate, our management assesses the major factors contributing to the different reserve estimates in order to determine the overall reasonableness of our recorded reserve, as well as the position of the recorded reserves relative to the point estimate and the estimated range of reserves. The major factors considered can change from period to period and include items such as current trends in the real estate industry (which management can assess although there is a time lag in the development of this data for use by the actuary), the size and types of claims reported and changes in our claims management process. If the recorded amount is not within a reasonable range of our third-party actuary’s point estimate, we will adjust the recorded reserves in the current period and reassess the provision rate on a prospective basis. Once our reserve for title losses is recorded, it is reduced in future periods as a result of claims payments and may be increased or reduced by revisions to our estimate of the overall level of required reserves.

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
Internal controls relating to independent agencies include, but are not limited to, pre-signing and periodic audits, site visits and reconciliations of policy inventories and premiums. The audits and site visits cover examination of the escrow account bank reconciliations and an examination of a sample of closed transactions. In some instances, we are limited in our scope by attorney agents who cite client confidentiality. Certain states have mandated a requirement for annual reviews of all agents by their underwriter. We also determine whether our independent agencies have appropriate internal controls as defined by the American Land Title Association and Stewart. However, even with adequate internal controls in place, their effectiveness can be circumvented by collusion or improper management override at the independent agencies. To aid in the selection of agencies to review, Stewart has developed an agency risk model that aggregates data from different areas to identify possible problems. This is not a guarantee that all agencies with deficiencies will be identified. In addition, we are typically not the only underwriter for which an independent agency issues policies, and agencies may not always provide complete financial records for our review.
Due to the inherent uncertainty in predicting future title policy losses, significant judgment is required by both our management and our third party actuaries in estimating reserves. As a consequence, our ultimate liability may be materially greater or less than current reserves and/or our third party actuary’s calculated estimate.
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

Our accruals for revenues on unreported policies from agencies were not material to our consolidated assets or stockholders’ equity at December 31, 2009 and 2008. The differences between the amounts our agencies have subsequently reported to us compared to our estimated accruals are substantially offset by any differences arising from prior years’ accruals and have been immaterial to consolidated assets and stockholders’ equity during each of the three prior years. We believe our process provides the most reliable estimate of the unreported revenues on policies and appropriately reflects the trends in agency policy activity.
Goodwill and other long-lived assets
Our evaluation of goodwill is normally completed annually in the third quarter using June 30 balances, but an evaluation may also be made whenever events may indicate impairment. This evaluation is based on a combination of a discounted cash flow analysis (DCF) and market approaches that incorporate market multiples of comparable companies and our own market capitalization. The DCF model utilizes historical and projected operating results and cash flows, initially driven by estimates of changes in future revenue levels, and risk-adjusted discount rates. Our projected operating results are primarily driven by anticipated mortgage originations, which we obtain from projections by industry experts. Fluctuations in revenues, followed by our ability to appropriately adjust our employee count and other operating expenses, are the primary reasons for increases or decreases in our projected operating results. Our market-based valuation methodologies utilize (i) market multiples of earnings and/or other operating metrics of comparable companies and (ii) our market capitalization and a control premium based on market data and factors specific to our ownership and corporate governance structure. To the extent that our future operating results are below our projections, or in the event of continued adverse market conditions, an interim review for impairment may be required, which may result in an impairment of goodwill.
We evaluate goodwill based on two reporting units (Title and REI). Goodwill is assigned to these reporting units at the time the goodwill is initially recorded. Once assigned to a reporting unit, the goodwill is pooled and no longer attributable to a specific acquisition. All activities within a reporting unit are available to support the carrying value of the goodwill. The following reflects our conclusions relating to our goodwill reporting units at December 31, 2009:

	Title	REI

	($ millions)

Fair value(1)	492.1	63.7

Carrying value(1)	430.4	32.8

Goodwill, included in carrying value	198.6	14.1

(1)	comprised of debt and equity values
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

Based on this evaluation, we estimate and expense to current operations any loss in value of these assets. As part of our process, we obtain input from third-party appraisers regarding the fair value of our reporting units. While we are responsible for assessing whether an impairment of goodwill exists, we utilize the input from third-party appraisers to assess the overall reasonableness of our conclusions. In June 2008, the Company’s REI segment incurred an impairment charge of $6.0 million, included in depreciation and amortization in our consolidated statement of operations, relating to internally developed software that we subsequently determined would not be deployed into production. There were no impairment write-offs of goodwill or other long-lived assets during 2009 or 2007.
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
Factors affecting revenues. The principal factors that contribute to changes in operating revenues for our title and REI segments include:
•	mortgage interest rates;

•	ratio of purchase transactions compared with refinance transactions;

•	ratio of closed orders to open orders;

•	home prices;

•	consumer confidence;

•	demand by buyers;

•	number of households;

•	availability of loans for borrowers;

•	premium rates;

•	market share;

•	opening of new offices and acquisitions;

•	number of commercial transactions, which typically yield higher premiums; and

•	government or regulatory initiatives, including tax incentives.
To the extent inflation causes increases in the prices of homes and other real estate, premium revenues are also increased. Conversely, falling home prices cause premium revenues to decline. Premiums are determined in part by the insured values of the transactions we handle. These factors may override the seasonal nature of the title insurance business. Historically, our first quarter is the least active and our third and fourth quarters are the most active in terms of title insurance revenues.
Industry data. Published mortgage interest rates and other selected residential data for the years ended December 31, 2009, 2008 and 2007 follow (amounts shown for 2009 are preliminary and subject to revision). The amounts below may not relate directly to or provide accurate data for forecasting our operating revenues or order counts.

Our statements on home sales, mortgage interest rates and loan activity are based on published industry data from sources including Fannie Mae, the National Association of Realtors®, the Mortgage Bankers Association and Freddie Mac.

	2009	2008	2007

Mortgage interest rates (30-year, fixed-rate) — %
Averages for the year	5.04	6.04	6.34
First quarter	5.06	5.88	6.22
Second quarter	5.03	6.09	6.37
Third quarter	5.16	6.32	6.55
Fourth quarter	4.92	5.87	6.23

Mortgage originations — in $ billions	1,976	1,580	2,352
Refinancings — % of originations	67.4	51.6	50.9

New home sales — in millions	0.37	0.49	0.78
Existing home sales — in millions	5.16	4.91	5.65
Existing home sales — median sales price in $ thousands	173.5	198.1	219.0

The real estate and related lending markets continue to face challenges due to weakened consumer confidence, tightened lending requirements, a relatively high unemployment rate, higher than normal inventories of unsold homes resulting from increased foreclosures and a severe contraction in commercial real estate activity. Most industry experts project mortgage interest rates to increase in 2010. Although refinancing mortgage originations remained high in 2009 due to lower interest rates and government efforts to strengthen credit markets, refinancing mortgage originations are projected to decrease as interest rates increase. Industry experts agree that mortgage originations will decrease in 2010 primarily due to projected decreases in refinancing activities. Even with these challenges, Fannie Mae and Freddie Mac are projecting increases in new home sales and existing home sales due to lower home prices.
Trends and order counts. For the three years ended December 31, 2009, mortgage interest rates (30-year, fixed-rate) have fluctuated from a monthly high of 6.7% in July 2007 to a monthly low of 4.8% in April 2009. In 2009, mortgage originations increased 25.1% primarily due to low interest rates, which caused refinancing originations to increase 30.6% during the same period. Although interest rates were also low in 2008, the effects of the collapsed subprime mortgage lending market and limited availability of credit caused mortgage originations to decrease 32.8% in 2008. During 2009, sales of new homes decreased 24.5%, while sales of existing homes increased 5.1%. In 2008, sales of new and existing homes decreased 37.2% and 13.1%, respectively.
As a result of the above trends, our direct order levels decreased significantly from 2007 to 2008 and were relatively unchanged from 2008 to 2009, which is consistent with the U.S. real estate market during those same periods.
The number of direct title orders opened follows:

	2009	2008	2007

	(in thousands)

First quarter	141	151	173
Second quarter	143	130	179
Third quarter	110	110	152
Fourth quarter	103	101	128

	497	492	632

The number of direct title orders closed follows:

	2009	2008	2007

	(in thousands)

First quarter	84	90	110
Second quarter	104	93	125
Third quarter	89	79	107
Fourth quarter	81	66	93

	358	328	435

Regulatory and legal developments. On December 7, 2009, the Office of the Commissioner of Insurance for the state of Georgia issued a press release alleging that Stewart Title Guaranty Company violated Georgia’s insurance laws 600,000 times between January 1, 2003 and September 30, 2007, including overcharging for products. A show-cause hearing was ordered for February 23, 2010, and has been rescheduled for March 30, 2010 at the request of the Georgia Insurance Commissioner’s Office. While we cannot predict the outcome of the show-cause hearing and subsequent proceedings, we intend to vigorously defend ourselves against the allegations and do not believe the outcome will materially affect our consolidated financial condition or results of operations.
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
Stewart Title of California, Inc., our subsidiary, was a defendant in four putative class action lawsuits filed in California state and federal courts. These lawsuits were commonly referred to as “wage and hour” lawsuits. These lawsuits generally claimed, among other things, that (i) the plaintiffs were misclassified as exempt employees and were not paid overtime, (ii) the overtime payments made to non-exempt employees were miscalculated and (iii) the plaintiffs worked overtime hours but were not paid. The plaintiffs sought compensatory damages, statutory compensation, penalties and restitution, exemplary and punitive damages, declaratory relief, interest and attorneys fees. We and our subsidiaries have settled all four lawsuits within the amount previously reserved. The settlement is subject to court approval. The settlement did not materially affect our consolidated financial condition or results of operations.

In January 2009, an action was filed by individuals against Stewart Title Guaranty Company, Stewart Title of California, Inc., Cuesta Title Company and others in the Superior Court of California for the County of San Luis Obispo alleging that the plaintiffs have suffered damages relating to loans they made through Hurst Financial Corporation to an individual named Kelly Gearhart and entities controlled by Gearhart. Gearhart and Hurst have filed for bankruptcy. Thereafter, several other lawsuits, including a lawsuit filed by several hundred individuals, were filed in San Luis Obispo Superior Court making similar allegations. The defendants vary from case to case, but Stewart Information Services Corporation, Stewart Title of California and Stewart Title Insurance Company have also been sued in some or all of the cases. Each of the complaints alleges some combination of the following purported causes of action: breach of contract, negligence, fraud, aiding and abetting fraud, breach of fiduciary duty, breach of implied covenant of good faith and fair dealing, financial elder abuse, violation of California Business and Professions Code Section 17200, conversion, conspiracy, alter ego and declaratory relief. We have demurred to the complaints in the actions where its responses to the complaints have been due, and the Court has sustained our demurrers while granting plaintiffs leave to amend. We intend to vigorously defend ourselves against the allegations. We do not believe that the outcome of these matters will materially affect our consolidated financial condition or results of operations.
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
Complaints were subsequently filed in the United States District Courts for the Eastern and Southern Districts of New York and in the United States District Courts in Pennsylvania, New Jersey, Ohio, Florida, Massachusetts, Arkansas, California, Washington, West Virginia, Texas and Delaware. All of the complaints make similar allegations, except that certain of the complaints also allege violations of RESPA statutes and various state antitrust and consumer protection laws. The complaints generally request treble damages in unspecified amounts, declaratory and injunctive relief and attorneys’ fees. To date, 78 such complaints have been filed, each of which names us and/or one or more of our affiliates as a defendant (and have been consolidated in the aforementioned states), of which seven have been voluntarily dismissed.
As of January 7, 2010, we have obtained dismissals of the claims in Arkansas, California, Delaware (where plaintiffs then filed an amended complaint for injunctive relief only), Florida, Massachusetts, New Jersey (where plaintiffs filed an amended complaint for injunctive relief only), New York, Pennsylvania (where plaintiffs may pursue injunctive relief only), Texas and Washington. We are awaiting decisions on motions to dismiss in Delaware, New Jersey, Ohio (where Magistrate Judge has recommended dismissal) and West Virginia (where all proceedings have been stayed and the docket closed). The plaintiffs in New York and Texas have filed appeals in the United States Court of Appeals for the Second and Fifth Circuits, respectively. The New York dismissal was affirmed by the Second Circuit Court of Appeals on February 11, 2010. Although we cannot predict the outcome of these actions, we intend to vigorously defend ourselves against the allegations and do not believe that the outcome will materially affect our consolidated financial condition or results of operations.
We are also subject to lawsuits incidental to our business, most of which involve disputed policy claims. In some of these lawsuits, the plaintiff seeks exemplary or treble damages in excess of policy limits based on the alleged malfeasance of an issuing agency. We do not expect that any of these proceedings will have a material adverse effect on our consolidated financial condition or results of operations. Along with the other major title insurance companies, we are party to a number of class action lawsuits concerning the title insurance industry. We believe that we have adequate reserves for the various litigation matters and contingencies discussed above and that the likely resolution of these matters will not materially affect our consolidated financial condition or results of operations.

RESULTS OF OPERATIONS
A comparison of our results of operations for 2009 with 2008 and 2008 with 2007 follows. Factors contributing to fluctuations in results of operations are presented in the order of their monetary significance and we have quantified, when necessary, significant changes. Results from our REI segment are included in year-to-year discussions as those amounts are immaterial in relation to consolidated totals. When relevant, we have discussed our REI segment’s results separately.
Title revenues. Revenues from direct title operations decreased $29.9 million, or 4.2%, in 2009 and $240.6 million, or 25.4%, in 2008. The largest revenue decreases in 2009 were in foreign operations (excluding Canada), Texas, Canada, New York, and California, partially offset by increases in Arizona. The largest revenue decreases in 2008 were in California, Texas, New York, Florida, and Washington, partially offset by increases in New Jersey and Pennsylvania. Acquisitions increased revenues $3.5 million in 2008. Revenues from commercial and large transactions decreased $43.0 million to $74.0 million in 2009 and decreased $53.9 million to $117.0 million in 2008. In 2008, the decreases in residential and commercial title revenues were a result of the dramatic decline in the U.S. real estate market.
Direct orders closed increased 9.3% in 2009, although the average revenue per closing decreased 12.6% in 2009. The increase in direct orders closed and decrease in average revenue per closing continue to be driven by a shift in the mix of orders, with the year ended December 31, 2009 experiencing fewer large commercial closings, lower home prices and many more residential refinancing closings than in 2008. On average, title insurance premium rates for refinancings are 60% of the title premium revenue of a similarly priced sale transaction. The number of direct closings, excluding large commercial policies, increased 2.0% in 2009 and decreased 24.6% in 2008. The average revenue per closing, excluding large commercial policies, decreased 6.6% in 2009 and was unchanged in 2008.
Revenues from independent agencies increased $142.3 million, or 17.7%, in 2009 and decreased $237.5 million, or 22.8%, in 2008. The increase in 2009 is largely due to the addition of new higher-remitting, lower-risk agencies, as well as significant increases in revenues from existing agencies, primarily in certain real estate markets which experienced an increase in transaction volumes. In 2009, the largest increases in revenues from agencies were in California, Pennsylvania, Michigan and New Jersey, partially offset by decreases in Florida and Texas. The decrease in 2008 was primarily due to the impact of a combined reduction in home sales and prices in most markets and the overall decline in business related to market conditions. The largest decreases in revenues from agencies in 2008 were in Florida, New York, Pennsylvania, Virginia, Georgia and California.
In July 2009, the New Mexico Superintendent of Insurance announced the findings of a 2008 hearing on premiums and splits and awarded a 10.7% premium rate increase effective August 1, 2009, and an increase in the remittance rate on residential transactions from 19% to 20% from agencies to underwriters. Due to possible changes in other states, we are reviewing our premium rates in all states. Where possible, we are seeking to raise rates or to modify agency splits (the percent of premium paid to the underwriter compared to the amount retained by the agency) to levels necessary to achieve profitability from our agency operations. To date, we have filed rate increases in 23 states, some of which require regulatory approval, whereas others are immediately effective.

Title revenues by geographic location. The approximate amounts and percentages of consolidated title operating revenues for the last three years were as follows:

Amounts ($ millions)				Percentages
	2009	2008	2007	2009	2008	2007

Texas	257	269	316	16	18	16
California	181	141	214	11	9	11
New York	122	134	186	8	9	9
International	89	110	129	6	8	7
Florida	73	81	181	5	5	9
All others	900	775	962	54	51	48

	1,622	1,510	1,988	100	100	100

REI revenues. Real estate information services operating revenues increased $12.4 million, or 27.9%, in 2009 following a decrease of $21.6 million, or 32.7%, in 2008. The increase in 2009 was due to a significant rise in our loan modification services. This increase was partially offset by a reduction of revenues due to a decrease in demand for post-closing lender services activity, a reduction in the number of Section 1031 tax-deferred property exchanges caused by the continued decline in the real estate market and the sale of subsidiaries in 2008. The decrease in 2008 resulted primarily from the reduction in residential lending volume, which impacts our real estate-related transactions, and the reduction in number of Section 1031 tax-deferred property exchanges caused by the decline in the real estate markets.
In January 2007, we sold our mapping and aerial photography businesses to a third party. There was no net cash received from the sale due to payment of certain selling expenses and debt. We recorded a pretax gain (included in the REI segment at Note 21) of $3.2 million from the sale of these subsidiaries, which is included in investment and other gains (losses) — net in the consolidated statements of operations, retained earnings and comprehensive earnings.
Investment income. Investment income decreased $8.3 million, or 28.5%, and $6.9 million, or 19.2%, in 2009 and 2008, respectively. The decrease in 2009 was primarily due to decreases in the average invested balances and, to a lesser extent, decreases in yields. The decrease in 2008 was primarily due to decreases in average invested balances and yields.
In 2009, investment and other gains (losses) — net included realized gains of $16.3 million from the sale of debt and equity investments available-for-sale, $5.6 million from the sales of cost-basis investments and $1.0 million due to the change in estimates in office closure costs. The realized gains were partially offset by realized losses of $10.7 million for the impairment of equity method and cost-basis investments, $2.8 million for office closure costs, $1.3 million for the impairment of equity securities available-for-sale and $0.8 million for the impairment and sale of real estate.
In 2008, investment and other gains (losses) — net included realized losses of $13.8 million from the sale of debt and equity investments available-for-sale, $12.4 million for the impairment of equity method and cost-basis investments, $8.7 million for office closure costs, $4.7 million for the impairment of equity securities available-for-sale and $3.4 million due to sale or impairment of other fixed assets, title plants and real estate. The realized losses were partially offset by realized gains of $13.6 million from the sale of debt and equity investments available-for-sale, $1.0 million for the sale of subsidiaries and $0.8 million for sales of title plants and real estate.

Included in investment and other gains (losses) — net in the consolidated statements of operations, retained earnings and comprehensive earnings for the year ended December 31, 2007 was a $5.6 million gain from the sale of real estate. The real estate was owned by one of our consolidated subsidiaries, which has shareholders with significant noncontrolling interests.
Retention by agencies. Amounts retained by title agencies are based on agreements between agencies and our title underwriters. This retention percentage may vary from year-to-year due to the geographical mix of agency operations, the volume of title revenues and, in some states, laws or regulations. On average, amounts retained by independent agencies, as a percentage of revenues generated by them, were 82.9%, 81.9% and 81.0% in the years 2009, 2008 and 2007, respectively. The increase in 2009 compared to 2008 is primarily due to the uneven recovery of real estate markets across the nation; those states with higher agency retention percentages have experienced a disproportionate increase in transaction activity. As markets recover nationally, we expect the mix of agency business to normalize, resulting in lower average retention percentages in the aggregate. In addition, we are actively renegotiating agency splits with many of our independent agents, increasing the amount of premium retained by our underwriters.
Selected cost ratios (by segment). The following table shows employee costs and other operating expenses as a percentage of related title insurance and REI operating revenues.

	Employee costs (%)			Other operating (%)
	2009	2008	2007	2009	2008	2007

Title	27.4	34.3	31.5	16.8	23.0	19.2
REI	51.0	78.1	69.6	21.5	39.7	26.9

These two categories of expenses are discussed below in terms of year-to-year monetary changes.
Employee costs. Our employee costs and certain other operating expenses are sensitive to inflation. Employee costs for the combined business segments decreased $72.3 million, or 13.1%, in 2009 and $135.3 million, or 19.6%, in 2008. The number of persons we employed at December 31, 2009, 2008 and 2007 was approximately 6,100, 6,300 and 8,500, respectively.
Excluding the effects of acquisitions and divestitures, we reduced our employee headcount company-wide approximately 200, or 3.2%, in 2009 and approximately 3,750, or 38.4%, since December 31, 2006. In 2009 and 2008, employee costs were reduced through ongoing cost savings initiatives to better align our operating costs with revenues, partially offset by increases in bonuses in 2009 due to the improved results of our direct operations.
Acquisitions resulted in increased employee costs of $2.7 million and $12.6 million in 2008 and 2007, respectively.
In our REI segment, employee costs decreased $5.7 million, or 16.5%, in 2009 primarily in our lender services and property information businesses due to staffing reductions related to lower transaction volumes, which were partially offset by increases in staffing relating to our mortgage modification services. For 2008, the total employee costs decreased $13.4 million, or 27.8%, primarily due to cost saving initiatives as a result of the operating environment.

Other operating expenses. Other operating expenses for the combined business segments decreased $75.1 million, or 20.6%, and $45.3 million, or 11.0%, in 2009 and 2008, respectively. The decrease in 2009 was primarily due to lower business promotion costs, rent and other occupancy expenses, litigation, certain REI expenses, insurance, premium taxes, travel, technology costs, bad debt expenses, delivery fees, auto and airplane expenses, telephone, professional fees, general supplies and copy supplies. Other operating expenses were favorably impacted in 2009 by credits of $5.9 million relating to the reversal of an accrual for a legal matter resolved in our favor and a change in estimate for another legal matter. The decreases in other operating expenses were due to closing of offices, reduction in discretionary expenditures, implementation of title search and production efficiencies company-wide through our regional production center initiative and the benefits from our back-office centralization initiatives in the areas of human resources, finance and accounting, procurement and information technology.
In 2008, acquisitions increased other operating expenses approximately $1.4 million. The remaining fluctuation in other operating expenses in 2008 resulted from decreases in our outside search fees, business promotions, rent and other occupancy costs, technology costs and certain REI expenses, partially offset by increases in litigation, insurance and bad debts.
Other operating expenses also include title plant expenses, repairs and maintenance, attorney fees, equipment rental, postage and title plant rent. Many of our operating expenses are fixed in nature, although some follow, to varying degrees, the changes in transaction volume and revenues.
Title losses. Provisions for title losses, as a percentage of title operating revenues, were 11.3%, 11.2% and 8.5% in 2009, 2008 and 2007, respectively. The year ended December 31, 2009 included reserve strengthening adjustments of $32.7 million (2.0% of title revenues) relating to policy years 2005, 2006 and 2007 due to higher than expected loss payments and incurred loss experience for these policy years. This brings the total strengthening charges for these policy years to $70.1 million, substantially all of which was recorded in 2008 and 2009. We do not currently anticipate future reserve strengthening for these policy years. Reserve strengthening adjustments are to provide for future losses that may be incurred on prior policy years, and are based on current loss experience for those policy years. Current losses that are higher than anticipated are an indication that total losses for a given policy year may be higher than originally calculated. Changes in the total estimated future loss for prior policy years are recorded in the period in which the estimate changes, and thus negatively impact the provision for title loss ratios. The increase in loss payment experience for recent policy years resulted in an increase in the loss ratio related to revenues recognized on policies issued in 2009, and, accordingly, a $3.8 million catch-up adjustment was recorded to title losses in the third quarter of 2009. Provisions for title losses in 2009 also include charges of $29.5 million (1.8% of title revenues) relating to large title claims including several independent agency defalcations and mechanic lien claims. These charges were partially offset by insurance recoveries of $9.3 million (0.6% of title revenues) on previously recognized title losses.
In 2008, an increase in loss payment experience for recent policy years resulted in an increase in our loss ratios. Title loss reserves in 2008 increased due to a $32.0 million provision for strengthening policy loss reserves for policy years 2005, 2006 and 2007 related to higher than expected loss payment and incurred loss experience for these policy years. Our policy loss reserves in 2008 also reflect charges of $41.7 million relating to large title losses primarily attributable to independent agency defalcations and fraud, as well as mechanic lien claims. These charges were partially offset by insurance recoveries of $11.6 million received during the year.
Title loss provisions in 2007 included $33.4 million for large title claims, primarily related to independent agency defalcations and an adjustment to reserves of $5.0 million related to claims that may have been incurred but not yet reported to us, which resulted from the increase in the frequency of large claims. In addition, we recorded a reserve increase of $7.5 million related to higher than expected loss payment experience for policy years 2004 through 2006. As a result of this policy loss experience, we also increased our provision for year 2007 policies by approximately $8.2 million.

Income taxes. Our effective tax rates, based on earnings before taxes and after deducting noncontrolling interests (a loss of $70.7 million, $242.7 million and $64.1 million in 2009, 2008 and 2007, respectively), were 27.9%, (1.9%) and 37.3% for 2009, 2008 and 2007, respectively. Our effective income tax rate in 2009 was significantly impacted by a benefit of $29.8 million due to the change in tax law in the fourth quarter 2009, which allowed us to carry back net operating losses to prior years. As of December 31, 2009, our valuation allowance against deferred tax assets is $93.1 million, which will be evaluated for reversal as we return to profitability.
Our effective tax rate in 2008 was significantly impacted by a valuation allowance of $90.0 million against our deferred tax assets. The valuation allowance was established in accordance with current accounting standards due to the Company’s cumulative three-year operating losses.
Contractual obligations. Our material contractual obligations at December 31, 2009 were:

	Payments due by period ($ millions)
	Less than	1-3	3-5	More than
	1 year	years	years	5 years	Total

Notes payable	16.2	3.4	—	—	19.6
Convertible senior notes	—	—	65.0	—	65.0
Operating leases	43.0	58.6	32.3	20.5	154.4
Estimated title losses	141.0	181.3	73.0	108.2	503.5

	200.2	243.3	170.3	128.7	742.5

Material contractual obligations consist primarily of notes payable, convertible senior notes, operating leases and estimated title losses. The timing above for payments of notes payable is based upon the contractually stated payment terms of each debt agreement. The convertible senior notes will mature in 2014 unless converted earlier.
Operating leases are primarily for office space and expire over the next 10 years. The timing shown above for the payments of estimated title losses is not set by contract. Rather, it is projected based on historical payment patterns. The actual timing of estimated title loss payments may vary materially from the above projection since claims, by their nature, are complex and paid over long periods of time. Loss reserves represent a total estimate only, whereas the other contractual obligations are determinable as to timing and amounts. Title losses paid were $149.3 million, $136.8 million and $117.6 million in 2009, 2008 and 2007, respectively.
LIQUIDITY
Our liquidity and capital resources represent our ability to generate cash flow to meet our obligations to our shareholders, customers (payments to satisfy claims on title policies), vendors, employees, lenders and others. At December 31, 2009, our cash and investments, including amounts reserved pursuant to statutory requirements, aggregated $606.5 million.

A substantial majority of our consolidated cash and investments at December 31, 2009 was held by Guaranty and its subsidiaries. The use and investment of these funds, dividends to the holding company, and cash transfers between Guaranty and its subsidiaries and the holding company are subject to certain legal and regulatory restrictions. In general, Guaranty may use its cash and investments in excess of its legally-mandated statutory premium reserve (established in accordance with legal requirements under Texas regulatory provisions) to fund its insurance operations, including claims payments. Guaranty may also, subject to certain limitations and upon regulatory approval, pay dividends to the holding company and/or provide funds to its subsidiaries (whose operations consist principally of field title agency offices) for their operating and debt service needs. See Notes 2 and 3 to our accompanying consolidated financial statements.
A summary of our net consolidated cash flows for the years ended December 31 follows:

2009		2008	2007
		($ millions)

Net cash (used) provided by operating activities	(17.0)	(104.8)	4.6
Net cash provided (used) by investing activities	130.2	(159.2)	7.9
Net cash (used) provided by financing activities	(88.6)	252.2	(42.4)

Operating activities
Our principal sources of cash from operations are premiums on title policies, title service-related receipts and loan modification services. Our independent agencies remit cash to us net of their contractual retention. Our principal cash expenditures for operations are employee costs, operating costs and title claims payments.
Our improved cash flow from operations in 2009 was primarily due to the increase in revenues compared to 2008 and reductions in employee costs and other operating expenses, partially offset by an increase in claims payments.
Our business continues to be labor intensive, although we have made significant progress in automating our services. We have centralized order processing into Regional Production Centers, which allows us to more easily adjust staffing levels as order volumes fluctuate. This centralizing effort continues. There are time lags between changes in market conditions and staffing levels; therefore, employee costs do not change at the same rate as revenues change. Further, we incur costs based on total orders received, while our revenues are earned based on orders actually closed. A decline in closing ratios from historical trends will have an adverse impact on operating results and, consequently, on cash flows. We reduced our number of employees by approximately 200 and 2,200 during 2009 and 2008, respectively.
Other operating costs consist of both fixed (such as rent and other occupancy costs) and variable (such as taxes due to various states on premium revenues) components. Since the end of December 2005, when the real estate market began to turn down, we have closed over 360 offices or branch locations. However, approximately 30 leases from these locations have not yet expired and we continue to incur cash rent payments on those that have not been sublet. As the leases on closed offices not sublet expire, they will not be renewed. We have also benefited from new contracts with vendors in key spending categories in 2008 and 2009.

Cash payments on title claims in 2009, 2008 and 2007 were $149.3 million, $136.8 million and $117.6 million, respectively. This increase is consistent with our historical experience that title claims are filed more quickly and there is a higher incidence of agency defalcations in declining real estate markets. The insurance regulators of the states in which our underwriters are domiciled require our statutory premium reserves to be fully funded, segregated and invested in high-quality securities and short-term investments. As of December 31, 2009, cash and investments funding the statutory premium reserve aggregated $404.4 million and our estimate of claims that may be reported in the future totaled $347.1 million. In addition to this restricted cash and investments, we had unrestricted cash and investments (excluding equity method investments) of $135.0 million, which is available for underwriter operations, including claims payments.
In February 2010, we received cash of $50.9 million relating to the income taxes receivable recorded on our balance sheet at December 31, 2009. The income tax receivable was primarily related to the change in tax law in the fourth quarter of 2009, which allowed us to carry back our tax losses an additional three years.
Investing activities
Cash from investing activities was generated principally by proceeds from investments matured and sold in the amounts of $477.1 million, $668.5 million and $449.2 million in 2009, 2008 and 2007, respectively. We used cash for the purchases of investments in the amounts of $369.4 million, $570.3 million and $391.9 million in 2009, 2008 and 2007, respectively. The cash from sales and maturities not reinvested was used principally to fund operations and capital expenditures and to reduce notes payable.
Capital expenditures were $11.0 million, $18.0 million, and $31.4 million in 2009, 2008, and 2007, respectively. Capital expenditures declined significantly from prior year levels since almost no new offices were opened in 2009 or 2008 due to poor economic conditions and we sharply curtailed spending in all other areas. We expect that capital expenditures will continue at the 2009 level as we continue to aggressively manage cash flow. We have no material commitments for capital expenditures.
During the years ended 2009, 2008 and 2007, acquisitions resulted in additions to goodwill of $1.9 million, $2.1 million and $13.7 million, respectively.
During 2008, we purchased $241.5 million of investments from our exchanger funds (See Note 10 to consolidated financial statements). To fund these purchases, we drew $241.5 million under the related line of credit and pledged the investments to secure the line. Under the terms of the line of credit and related settlement agreement, we expect to repay it by June 30, 2010 by surrendering the related investments — pledged. Prior to June 30, 2010, any redemptions by the issuers of the investments owned by us would be utilized to reduce the line of credit. During 2009, issuers of the investments redeemed $24.3 million, reducing the principal amount of investments. The related line of credit was reduced by the proceeds from the investments redeemed and excess interest earned aggregating $25.0 million, which is included in cash flows from financing activities.
Financing activities
In 2009, we repaid $54.8 million of debt in accordance with the underlying terms of the debt instruments. On October 15, 2009, we issued $65.0 million aggregate principal amount of 6.0% Convertible Senior Notes due 2014 (Notes). The $61.7 million in net proceeds were used to retire bank debt on which repayment could have been demanded at any time, thereby extending our maturities for this debt to October 2014 if not converted into shares of Common Stock before or at maturity. The Notes pay interest semiannually at a rate of 6.0% per annum beginning on April 15, 2010. The Notes are convertible into shares of our Common Stock at a conversion rate of 77.6398 shares per $1,000 principal amount of Notes (equal to a conversion price of $12.88 per share), which will be adjusted in certain circumstances. The conversion price represents a 25.0% premium above the $10.30 per share closing price of our Common Stock on the New York Stock Exchange on October 8, 2009.

Since the Notes are initially convertible in full into more than 20 percent of our outstanding common stock, we will seek the approval of our Common Stockholders, at our April 30, 2010 annual shareholders’ meeting, for the issuance of more than 20 percent of our outstanding Common Stock upon conversion of the Notes. Prior to the earlier of shareholder approval or April 15, 2014, holders may surrender their Notes for conversion only for a combination of cash and Common Stock, upon the satisfaction of certain conditions. The conversion is calculated by applying the applicable conversion rate prior to the close of business on the business day immediately preceding the earlier of receipt of shareholder approval or April 15, 2014. The relative amounts of cash and stock paid to the holder of the Notes are dependent upon the market value of our Common Stock
The most significant financing activity in 2008 was the borrowing under the line of credit described in the investing activities.
We paid $0.9 million, $1.7 million and $12.7 million in cash dividends to our shareholders representing $0.05, $0.10 and $0.75 per common share outstanding in 2009, 2008 and 2007, respectively. Our dividend was reduced in 2009 and 2008 based on our operating performance and our desire to conserve cash. The declaration of any future dividend is at the discretion of our Board of Directors.
During 2007, we acquired $9.5 million of our common shares under a Board of Directors’ approved stock repurchase program. No such purchases were made in 2009 or 2008, or are anticipated for 2010.
Effect of changes in foreign currency rates
The effect of changes in foreign currency rates on the consolidated statements of cash flows was a net increase in cash and cash equivalents of $5.2 million and $3.0 million in 2009 and 2007 as compared with a decrease of $11.2 million in 2008. Our principal foreign operating unit is in Canada, and the value of the U.S. dollar relative to the Canadian dollar strengthened significantly in 2009.
***********
In addition to the actions taken to improve our overall cost structure in both the near and long-term, we also worked diligently on enhancing our revenues and improving our liquidity position for 2010 and beyond. Among the more significant accomplishments were our bank debt restructuring (described above), pricing initiatives and market share increase.
Throughout 2009, we worked to increase title premium rates charged or modify agency splits. As of year-end, we had taken action to increase rates, after appropriate state regulatory review where required, in 23 states, and had completed rate hearings in other states. In addition, we had renegotiated agency splits with many of our independent agents, increasing the amount of premium retained by our underwriter. We anticipate improved operating results, and thus cash flow, in 2010 from the full year impact of these actions and will continue to seek rate increases or modify agency splits where possible.
Also positively impacting future revenues and cash flow is our increasing market share. Based on statistics published by the American Land Title Association, the market share of our family of underwriters increased from 11.8% for all of 2007 to 14.7% for the third quarter of 2009 (latest data available), an increase of over 25% in only 21 months.
Due to the significant cash savings from the actions taken in 2009 as described above and elsewhere in this Form 10-K, and based on our available cash and investments as well as our expected operating results in 2010, including the matters described above, we believe we have sufficient liquidity to meet the cash needs of our ongoing operations without supplemental debt or equity funding.

Capital resources. We consider our capital resources to be adequate, and we currently have no plans to seek any debt or equity funding in 2010. Other than scheduled maturities of debt, operating lease payments and anticipated claims payments, we have no material commitments. Total debt and stockholders’ equity were $83.8 million (excluding a fully-collateralized line of credit of $202.0 million — see Note 10 to the consolidated financial statements), and $462.1 million, respectively, at December 31, 2009. We expect that cash flows from operations and cash available from our underwriters, subject to regulatory restrictions, will be sufficient to fund our operations, including claims payments. However, to the extent that these funds are not sufficient, we may be required to borrow funds on terms less favorable than we currently have, or seek funding from the equity market, which may be on terms that are dilutive to existing shareholders.
Other-than-temporary impairments of investments. We recorded an other-than-temporary impairment of $1.3 million and $4.7 million in 2009 and 2008, respectively, relating to equity securities held for investment. For the year ended December 31, 2007, we did not record material other-than-temporary impairments of our investments.
Other comprehensive earnings (loss). Unrealized gains and losses on investments and changes in foreign currency exchange rates are reported net of deferred taxes in accumulated other comprehensive earnings, a component of stockholders’ equity, until realized. In 2009, net unrealized investment losses of $0.9 million, which increased our comprehensive loss attributable to Stewart, were related to temporary decreases in market values of government bond investments, partially offset by increases in corporate and municipal bond investments and equity investments. Changes in foreign currency exchange rates, primarily related to our Canadian operations, decreased comprehensive loss by $11.6 million, net of taxes, in 2009.
The 2008 net unrealized investment losses of $1.0 million, which increased our comprehensive loss, were related to temporary declines in market values of equity, municipal bond and corporate bond investments and partially offset by increases in the government bond investments. For 2007, unrealized investment gains of $1.9 million increased comprehensive earnings primarily due to changes in bond values caused by interest rate decreases. Changes in foreign currency exchange rates, primarily related to our Canadian operations, increased comprehensive loss by $18.5 million, net of taxes, in 2008 and increased comprehensive earnings $9.9 million, net of taxes, in 2007.
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

Forward-looking statements. Certain statements in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to future, not past, events and often address our expected future business and financial performance. These statements often contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “will” or other similar words. Forward-looking statements by their nature are subject to various risks and uncertainties that could cause our actual results to be materially different than those expressed in the forward-looking statements. These risks and uncertainties include, among other things, the severity and duration of current financial and economic conditions; continued weakness or further adverse changes in the level of real estate activity; changes in mortgage interest rates and availability of mortgage financing; our ability to respond to and implement technology changes, including the completion of the implementation of our enterprise systems; the impact of unanticipated title losses on the need to further strengthen our policy loss reserves; any effect of title losses on our cash flows and financial condition; the impact of our increased diligence and inspections in our agency operations; changes to the participants in the secondary mortgage market and the rate of refinancings that affect the demand for title insurance products; our ability to successfully consummate acquisitions, and our ability to successfully integrate and manage acquired businesses should opportunities arise; regulatory non-compliance, fraud or defalcations by our title insurance agencies or employees; our ability to timely and cost-effectively respond to significant industry changes and introduce new products and services; the outcome of litigation claims by large classes of claimants; the impact of changes in governmental and insurance regulations, including any future reductions in the pricing of title insurance products and services; our dependence on our operating subsidiaries and underwriters as a source of cash flow; the continued realization of expected expense savings resulting from our expense reduction steps taken since 2008; our ability to access the equity and debt financing markets when and if needed; our ability to grow our international operations; our ability to respond to the actions of our competitors; failure to comply with financial covenants contained in our debt instruments; and inability to make scheduled payments on or refinance our indebtedness. We expressly disclaim any obligation to update any forward-looking statements contained in this report to reflect events or circumstances that may arise after the date hereof, except as may be required by applicable law.
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

Investments in debt securities at December 31, 2009 mature, according to their contractual terms, as follows (actual maturities may differ because of call or prepayment rights):

	Amortized
	costs	Fair values
	($ thousands)

In one year or less	23,188	23,194
After one year through two years	64,341	64,860
After two years through three years	93,063	93,451
After three years through four years	50,220	50,195
After four years through five years	15,630	15,910
After five years	214,411	218,471
Mortgage-backed securities	112	86

	460,965	466,167

We believe our investment portfolio is diversified, and we do not expect any material loss to result from the failure to perform by issuers of the debt securities we hold. Our investments are not collateralized (except for Investments — pledged, which are discussed in Note 10 of our consolidated financial statements). Foreign debt securities primarily include Canadian government bonds and United Kingdom treasury bonds. The mortgage-backed securities are issued by U.S. Government-sponsored entities.
Based on our debt securities portfolio and interest rates at December 31, 2009, a 100 basis-point increase (decrease) in interest rates would result in a decrease (increase) of approximately $22.9 million, or 4.9%, in the fair value of our portfolio. Changes in interest rates may affect the fair value of the debt securities portfolio and may result in unrealized gains or losses. Gains or losses would only be realized upon the sale of the investments. Any other-than-temporary declines in fair values of securities are charged to earnings.
Item 8. Financial Statements and Supplementary Data
The information required to be provided in this item is included in our audited Consolidated Financial Statements, including the Notes thereto, attached hereto as pages F-1 to F-31, and such information is incorporated in this report by reference.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Our principal executive officers and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2009, have concluded that, as of such date, our disclosure controls and procedures are adequate and effective to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.
There has been no change in our internal control over financial reporting during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As a result, no corrective actions were required or undertaken.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.
Based on our assessment, management believes that, as of December 31, 2009, our internal control over financial reporting is effective based on those criteria.
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
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information regarding our directors and executive officers will be included in our proxy statement for our 2010 Annual Meeting of Stockholders (Proxy Statement), to be filed within 120 days after December 31, 2009, and is incorporated in this report by reference.
Our Board of Directors and Executive Officers as of March 4, 2010 are:

Board of Directors:
Catherine Allen	Chairman and CEO, The Santa Fe Group
Thomas G. Apel	President, Intrepid Ideas, Inc.
Robert L. Clarke	Senior Partner, Bracewell & Giuliani, L.L.P.
Paul W. Hobby	Managing Partner, Genesis Park, L.P.
Dr. E. Douglas Hodo	President Emeritus, Houston Baptist University
Laurie C. Moore	Chief Executive Officer, The Institute for Luxury Home Marketing
Malcolm S. Morris	Chairman of the Board and Co-Chief Executive Officer
Stewart Morris, Jr.	President and Co-Chief Executive Officer
Dr. W. Arthur Porter	Professor Emeritus, University of Oklahoma

Executive Officers:
Malcolm S. Morris	Chairman of the Board and Co-Chief Executive Officer
Stewart Morris, Jr.	President and Co-Chief Executive Officer
Matthew W. Morris	Senior Executive Vice President
J. Allen Berryman	Chief Financial Officer, Secretary, Treasurer, and Principal Financial Officer
E. Ashley Smith	Executive Vice President — Chief Legal Officer
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
Brian K. Glaze, Senior Vice President and
Principal Accounting Officer

Date: March 4, 2010
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on our behalf on March 4, 2010 by the following Directors:

/s/ Malcolm S. Morris

(Catherine Allen)	(Paul Hobby)	(Malcolm S. Morris)

/s/ Thomas G. Apel	/s/ E. Douglas Hodo	/s/ Stewart Morris, Jr.

(Thomas G. Apel)	(E. Douglas Hodo)	(Stewart Morris, Jr.)

/s/ Robert L. Clarke	/s/ Laurie C. Moore

(Robert L. Clarke)	(Laurie C. Moore)	(W. Arthur Porter)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Stewart Information Services Corporation:
We have audited Stewart Information Services Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Stewart Information Services Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A. Controls and Procedures. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Stewart Information Services Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Stewart Information Services Corporation and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, retained earnings and comprehensive earnings, and cash flows for each of the years in the three-year period ended December 31, 2009, and the financial statement schedules as listed in the accompanying index, and our report dated March 4, 2010 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG
Houston, Texas
March 4, 2010

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Stewart Information Services Corporation:
We have audited the accompanying consolidated balance sheets of Stewart Information Services Corporation and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, retained earnings and comprehensive earnings, and cash flows for each of the years in the three-year period ended December 31, 2009. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Stewart Information Services Corporation and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
As discussed in Notes 1T and 5 to the consolidated financial statements, effective January 1, 2009, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (included in FASB ASC Topic 810, Consolidation), and effective January 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (included in FASB ASC Topic 825, Financial Instruments).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Stewart Information Services Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 4, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG
Houston, Texas
March 4, 2010

CONSOLIDATED STATEMENTS OF OPERATIONS, RETAINED EARNINGS AND COMPREHENSIVE EARNINGS

	For the Years Ended December 31,
	2009	2008	2007

	($000 omitted, except per share)
Revenues
Title insurance:
Direct operations	676,756	706,745	947,342
Agency operations	945,481	803,189	1,040,719

Real estate information	56,895	44,473	66,037
Investment income	20,804	29,134	36,073
Investment and other gains (losses) — net	7,366	(28,247)	16,520

	1,707,302	1,555,294	2,106,691

Expenses
Amounts retained by agencies	783,406	657,771	843,038
Employee costs	481,535	553,792	689,107
Other operating expenses	289,648	364,727	409,999
Title losses and related claims	182,781	169,381	168,501
Depreciation and amortization	28,064	41,125	41,125
Interest	4,056	5,995	6,842

	1,769,490	1,792,791	2,158,612

Loss before taxes and noncontrolling interests	(62,188)	(237,497)	(51,921)
Income tax (benefit) expense	(19,757)	4,732	(23,926)

Net loss	(42,431)	(242,229)	(27,995)
Less net earnings attributable to noncontrolling interests	8,544	5,226	12,225

Net loss attributable to Stewart	(50,975)	(247,455)	(40,220)

Retained earnings at beginning of year	347,952	597,118	649,598
Recovery of excess distribution to noncontrolling interests	—	—	478
Cash dividends on common stock ($.05, $.10 and $.75 per share in 2009, 2008 and 2007, respectively)	(861)	(1,711)	(12,738)

Retained earnings at end of year	296,116	347,952	597,118

Comprehensive loss:
Net loss	(42,431)	(242,229)	(27,995)
Other comprehensive earnings (loss), net of taxes of $3,439, ($5,843) and $4,944	10,667	(19,549)	11,781

Comprehensive loss	(31,764)	(261,778)	(16,214)
Less comprehensive earnings attributable to noncontrolling interests	8,544	5,226	12,225

Comprehensive loss attributable to Stewart	(40,308)	(267,004)	(28,439)

Basic and dilutive average shares outstanding (000)	18,182	18,092	18,162

Basic and diluted loss per share attributable to Stewart	(2.80)	(13.68)	(2.21)

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2009	2008
	($000 omitted)
Assets
Cash and cash equivalents	97,971	76,558
Cash and cash equivalents — statutory reserve funds	18,129	9,688

	116,100	86,246

Short-term investments	24,194	37,120

Investments in debt and equity securities available-for-sale, at fair value:
Statutory reserve funds	386,235	374,508
Other	79,969	156,267

	466,204	530,775

Receivables:
Notes	10,437	11,694
Premiums from agencies	42,630	35,707
Income taxes	46,228	38,936
Other	46,488	37,265
Allowance for uncollectible amounts	(20,501)	(17,504)

	125,282	106,098

Property and equipment, at cost:
Land	8,468	8,468
Buildings	23,326	22,629
Furniture and equipment	271,234	281,949
Accumulated depreciation	(232,395)	(229,413)

	70,633	83,633

Title plants, at cost	78,421	78,363
Real estate, at lower of cost or net realizable value	3,578	3,947
Investments in investees, on an equity method basis	12,233	13,685
Goodwill	212,763	210,901
Intangible assets, net of amortization	6,406	8,448
Other assets	51,339	66,473
Investments — pledged, at fair value	202,007	222,684

	1,369,160	1,448,373

Liabilities
Notes payable	19,620	135,276
Convertible senior notes	64,163	—
Line of credit, at fair value	202,007	222,684
Accounts payable and accrued liabilities	101,881	112,306
Estimated title losses	503,475	463,084
Deferred income taxes	15,948	13,837

	907,094	947,187

Contingent liabilities and commitments

Stockholders’ equity
Common Stock — $1 par. Authorized 50,000,000 and 30,000,000; issued 17,685,976 and 17,585,453; outstanding 17,181,769 and 17,091,775	17,658	17,568
Class B Common Stock — $1 par. authorized 1,500,000; issued and outstanding 1,050,012	1,050	1,050
Additional paid-in capital	126,822	125,426
Retained earnings	296,116	347,952
Accumulated other comprehensive earnings (loss):
Foreign currency translation adjustments	7,563	(3,985)
Unrealized investment gains	3,397	4,278
Treasury stock — 476,227 common shares, at cost	(4,330)	(4,330)

Total stockholders’ equity attributable to Stewart	448,276	487,959
Noncontrolling interests	13,790	13,227

Total stockholders’ equity	462,066	501,186

	1,369,160	1,448,373

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2009	2008	2007
	($000 omitted)

Reconciliation of net loss to cash (used) provided by operating activities:
Net loss	(42,431)	(242,229)	(27,995)
Add (deduct):
Depreciation and amortization	28,064	41,125	41,125
Provision for bad debt	6,526	9,116	5,613
Investment and other gains (losses) — net	(7,002)	28,247	(16,520)
Provisions for title losses in excess of payments	31,276	21,030	51,636
Insurance recoveries of title losses	2,174	11,600	—
(Increase) decrease in receivables — net	(24,833)	10,790	(17,740)
Decrease (increase) in other assets — net	540	11,207	(1,251)
Decrease in payables and accrued liabilities — net	(13,203)	(5,731)	(20,323)
(Decrease) increase in net deferred income taxes	(1,230)	6,459	(8,175)
Net earnings from equity investees	(3,134)	(1,188)	(2,940)
Dividends received from equity investees	2,916	2,850	4,505
Other — net	3,385	1,926	(3,357)

Cash (used) provided by operating activities	(16,952)	(104,798)	4,578

Investing activities:
Proceeds from investments available-for-sale matured and sold	477,089	668,531	449,233
Purchases of investments available-for-sale	(369,366)	(570,257)	(391,924)
Proceeds from redemptions of investments — pledged	24,300	—	—
Purchases of investments — pledged	—	(241,525)	—
Purchases of property and equipment, title plants and real estate — net	(11,032)	(18,234)	(31,383)
Increases in notes receivable	(1,214)	(1,339)	(11,223)
Collections on notes receivable	654	5,061	2,667
Cash paid for acquisitions of subsidiaries — net (see below)	(1,165)	(55)	(8,393)
Cash received (paid) for cost-basis investments, equity investees and related intangibles — net	10,924	(1,493)	(6,016)
Cash received for the sale of real estate	—	135	4,971

Cash provided (used) by investing activities	130,190	(159,176)	7,932

Financing activities:
Proceeds from issuance of convertible senior notes	65,000	—	—
Payments for debt issuance costs related to convertible senior notes	(3,299)	—	—
Proceeds from notes payable	433	47,242	14,479
Payments on notes payable	(117,190)	(27,978)	(21,514)
Payments on line of credit	(24,962)	—	—
Proceeds from line of credit	—	241,525	—
Cash dividends paid	(861)	(1,711)	(12,738)
Distributions to noncontrolling interests	(7,775)	(7,465)	(13,506)
Purchases of Common Stock	—	—	(9,472)
Proceeds from exercise of stock options and grants	57	569	368

Cash (used) provided by financing activities	(88,597)	252,182	(42,383)

Effect of changes in foreign currency exchange rates	5,213	(11,201)	2,975

Increase (decrease) in cash and cash equivalents	29,854	(22,993)	(26,898)

Cash and cash equivalents at beginning of year	86,246	109,239	136,137

Cash and cash equivalents at end of year	116,100	86,246	109,239

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2009	2008	2007
	($000 omitted)

Supplemental information:
Assets acquired:
Goodwill	1,862	2,077	13,738
Investments	—	—	981
Title plants	577	—	4,618
Property and equipment	13	56	1,181
Intangible assets	—	—	850
Other	—	95	755
Liabilities assumed	(393)	—	(6,487)
Debt issued	(1,100)	(2,173)	(7,243)
Noncontrolling interests	206	—	—

Cash paid for acquisitions of subsidiaries — net	1,165	55	8,393

Income taxes — net (refunded) paid	(16,831)	(1,708)	14,031
Interest paid	2,576	5,705	5,766

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Three Years Ended December 31, 2009)
NOTE 1
General. Stewart Information Services Corporation, through its subsidiaries (collectively, the Company), is primarily engaged in the business of providing title insurance and related services. The Company also provides real estate information services. The Company operates through a network of policy-issuing offices and agencies in the United States and international markets. Approximately 46% of consolidated title revenues for the year ended December 31, 2009 were generated in Texas, California, New York, international operations and Florida.
A. Management’s responsibility. The accompanying consolidated financial statements were prepared by management, which is responsible for their integrity and objectivity. The financial statements have been prepared in conformity with U.S. generally accepted accounting principles (GAAP), including management’s best judgments and estimates. Actual results could differ from those estimates.
B. Reclassifications. Certain prior year amounts in these consolidated financial statements have been reclassified for comparative purposes. Net loss attributable to Stewart and stockholders’ equity, as previously reported, were not affected.
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
D. Statutory accounting. Stewart Title Guaranty Company (Guaranty) and other title insurance underwriters owned by the Company prepare financial statements in accordance with statutory accounting practices prescribed or permitted by regulatory authorities. See Notes 2 and 3 to the accompanying consolidated financial statements.
In conforming the statutory financial statements to GAAP, the statutory premium reserve and the reserve for reported title losses are eliminated and, in substitution, amounts are established for estimated title losses (Note 1F). The net effect, after providing for income taxes, is included in consolidated statement of operations.
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
Revenues from real estate information services are generally considered earned at the time the service is performed or the product is delivered to the customer.

F. Title losses and related claims. The Company’s method for recording the reserves for title losses on both an interim and annual basis begins with the calculation of its current loss provision rate, which is applied to the Company’s current premiums resulting in a title loss expense for the period. This loss provision rate is set to provide for losses on current year policies and is determined using moving average ratios of recent actual policy loss payment experience (net of recoveries) to premium revenues.
At each quarter end, the Company’s recorded reserve for title losses begins with the prior period’s reserve balance for claim losses, adds the current period provision to that balance and subtracts actual paid claims, resulting in an amount that management compares to its actuarially-based calculation of the ending reserve balance. The actuarially-based calculation is a paid loss development calculation where loss development factors are selected based on company data and input from the Company’s third-party actuaries. The Company also obtains input from third-party actuaries in the form of a reserve analysis utilizing generally accepted actuarial methods. While the Company is responsible for determining its loss reserves, it utilizes this actuarial input to assess the overall reasonableness of its reserve estimation. If the Company’s recorded reserve amount is within a reasonable range of its actuarially-based reserve calculation and the actuary’s point estimate (+/- 3.0%), but not at the point estimate, the Company’s management assesses the major factors contributing to the different reserve estimates in order to determine the overall reasonableness of its recorded reserve, as well as the position of the recorded reserves relative to the point estimate and the estimated range of reserves. The major factors considered can change from period to period and include items such as current trends in the real estate industry (which management can assess although there is a time lag in the development of this data for use by the actuary), the size and types of claims reported and changes in the Company’s claims management process. If the recorded amount is not within a reasonable range of the Company’s third-party actuary’s point estimate, it will adjust the recorded reserves in the current period and reassess the provision rate on a prospective basis. Once the Company’s reserve for title losses is recorded, it is reduced in future periods as a result of claims payments and may be increased or reduced by revisions to the Company’s estimate of the overall level of required reserves.
Due to the inherent uncertainty in predicting future title policy losses, significant judgment is required by both the Company’s management and its third party actuaries in estimating reserves. As a consequence, the Company’s ultimate liability may be materially greater or less than its current reserves and/or its third party actuary’s calculation.
G. Cash equivalents. Cash equivalents are highly liquid investments with insignificant interest rate risks and maturities of three months or less at the time of acquisition.
H. Short-term investments. Short-term investments comprise time deposits with banks, federal government obligations and other investments maturing in less than one year.
I. Investments in debt and equity securities. The investment portfolio is classified as available-for-sale, except for investments — pledged, which are classified as trading. Realized gains and losses on sales of investments are determined using the specific identification method. Net unrealized gains and losses on investments available-for-sale, net of applicable deferred taxes, are included as a component of other comprehensive earnings within stockholders’ equity. At the time unrealized gains and losses become realized, they are reclassified from accumulated other comprehensive earnings using the specific identification method. Any other-than-temporary declines in fair values of investments available-for-sale are charged to earnings.
J. Property and equipment. Depreciation is principally computed using the straight-line method at the following rates: buildings — 30 to 40 years and furniture and equipment — 3 to 10 years. Maintenance and repairs are expensed as incurred while improvements are capitalized. Gains and losses are recognized at disposal.

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
L. Goodwill. Goodwill is the excess of the purchase price over the fair value of net assets acquired. Goodwill is not amortized but is reviewed annually and upon the occurrence of an event indicating an impairment has occurred. If determined to be impaired, the impaired portion is expensed to current operations. The process of determining impairment relies on projections of future cash flows, operating results and market conditions. Uncertainties exist in these projections and are subject to changes relating to factors such as interest rates and overall real estate market conditions. There were no impairment write-offs of goodwill during the years ended December 31, 2009, 2008 and 2007. However, to the extent that the Company’s future operating results are below management’s projections, or in the event of continued adverse market conditions, a future review for impairment may be required, which may result in an impairment of goodwill.
M. Acquired intangibles. Intangible assets are mainly comprised of non-compete and underwriting agreements and are amortized on a straight-line basis over their estimated lives, which are primarily 3 to 10 years.
N. Other long-lived assets. The Company reviews the carrying values of title plants and other long-lived assets if certain events occur that may indicate impairment. An impairment of these long-lived assets is indicated when projected undiscounted cash flows over the estimated lives of the assets are less than carrying values. If impairment is determined by management, the recorded amounts are written down to fair values. In June 2008, the Company’s REI segment incurred an impairment charge of $6.0 million relating to its internally developed software that the Company subsequently determined will not be deployed into production. There were no impairment write-offs of long-lived assets during the years ended December 31, 2009 and 2007.
The Company had investments accounted for using the cost-basis aggregating $12.6 million and $26.6 million at December 31, 2009 and 2008, respectively. Cost-basis investments are included in other assets on the Company’s consolidated balance sheets and are evaluated periodically for impairment. The Company incurred impairment charges of $9.6 million and $1.7 million for cost-basis investments during the years ended December 31, 2009 and 2008, respectively. Impairment charges were not recorded for cost-basis investments during the year ended December 31, 2007.
O. Fair values. The fair values of financial instruments, including cash and cash equivalents, short-term investments, notes receivable, notes payable and accounts payable, are determined by the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal, or most advantageous, market for the asset or liability in an orderly transaction between market participants at the measurement date. This conforms to Fair Values Measurements and Disclosures Topic of the FASB ASC, which the Company adopted, effective January 1, 2008. The fair values of these financial instruments approximate their carrying values. Investments in debt and equity securities and certain financial instruments are carried at their fair values (Notes 4 and 5).
P. Derivatives and hedging. The Company does not invest in financial instruments of a derivative or hedging nature, but the Company has an embedded derivative in its convertible senior notes accounted for in accordance with FAS ASC 815-15, Derivatives and Hedging — Embedded Derivatives, and FAS ASC 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity (Note 10).
Q. Leases. The Company recognizes rent expense under non-cancelable operating leases, which generally expire over the next 10 years, on the straight-line basis over the terms of the leases, including provisions for any free rent periods or escalating lease payments.

R. Income taxes. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the tax basis and the book carrying values of certain assets and liabilities. To the extent that the Company does not believe its deferred tax assets meet the more likely than not criteria, it establishes a valuation allowance. When it establishes a valuation allowance, or increases (decreases) the allowance during the year, it records a tax expense (benefit) in its consolidated statement of operations. Enacted tax rates are used in calculating amounts.
The Company also specifies the accounting for uncertainties in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.
S. Stock option plan. The Company accounts for its stock option plan, which authorizes the granting of up to 900,000 options for shares of its Common Stock, in accordance with the Compensation — Stock Compensation Topic of the FASB ASC, and uses the modified prospective method under which share-based compensation expense is recognized for new share-based awards granted, and any outstanding awards that are modified, repurchased or cancelled subsequent to January 1, 2006. At the date of grant, the fair value of the options, which is estimated using the Black-Scholes Model, is used to record compensation expense. All options expire 10 years from the date of grant and are granted with an exercise price equal to the closing market price of the Company’s Common Stock on the date of grant. There are no unvested awards since all options are immediately exercisable.
T. Recent significant accounting pronouncements. In September 2009, the Company adopted The FASB Accounting Standards CodificationTM, which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States. This standard was effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this standard did not have any effect on the Company’s financial statements; however, the standard affected the citation of authoritative accounting literature within the Company’s financial statements.
In January 2009, the Company adopted the FASB standard requiring noncontrolling interests to be classified as a separate component of equity. The Company changed its presentation of noncontrolling interests in the accompanying consolidated financial statements and notes to consolidated financial statements to conform to the provisions of this standard. Net (loss) earnings attributable to Stewart were not affected. However, stockholders’ equity changed due to the inclusion of noncontrolling interests, formerly presented as minority interest outside of stockholders’ equity, into stockholders’ equity.
U. Immaterial correction of prior period misstatement. In June 2009, the Company identified several immaterial misstatements primarily related to tax benefits from foreign operations and book versus tax goodwill differences, policy loss reserves and municipal tax accruals. In accordance with FASB ASC 250-10-S99-1, Assessing Materiality, and FASB ASC 250-10-S99-2, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, management evaluated the materiality of the errors from qualitative and quantitative perspectives and concluded that the errors were immaterial to the prior periods. Consequently, the Company has revised the accompanying consolidated financial statements for 2008 and will also revise its historical financial statements for the first quarter of 2009 when they are published in future filings.
The immaterial misstatement corrections had no effect on the results of operations for the year ended 2007 and the accompanying 2007 consolidated statement of operations, retained earnings and comprehensive earnings and consolidated statement of cash flows have accordingly not been adjusted. The summary of the effects of the immaterial corrections on the consolidated statement of operations, retained earnings and comprehensive earnings follows:

	Three Months Ended March 31, 2009			Year Ended December 31, 2008

	As previously			As previously
	reported	Adjustments	Adjusted	reported	Adjustments	Adjusted

	($000 omitted)

Other operating expenses	68,046	(1,272)	66,774	363,455	1,272	364,727
Title losses and related claims	21,572	(1,552)	20,020	167,828	1,553	169,381
Depreciation and amortization	7,864	(166)	7,698	40,959	166	41,125
Total expenses	350,784	(2,990)	347,794	1,789,800	2,991	1,792,791
Loss before taxes and noncontrolling interests	(37,325)	2,990	(34,335)	(234,506)	(2,991)	(237,497)
Income tax expense	3,223	(1,424)	1,799	2,128	2,604	4,732
Net loss	(40,548)	4,414	(36,134)	(236,634)	(5,595)	(242,229)
Net loss attributable to Stewart	(42,019)	4,414	(37,605)	(241,860)	(5,595)	(247,455)
Comprehensive loss	(40,548)	4,414	(36,134)	(255,895)	(5,883)	(261,778)
Comprehensive loss attributable to Stewart	(46,088)	4,414	(41,674)	(261,121)	(5,883)	(267,004)
Basic and dilutive loss per share attributable to Stewart	(2.31)	.24	(2.07)	(13.37)	(0.31)	(13.68)

The summary of the effects of the immaterial corrections on the consolidated balance sheets follows:

	As of March 31, 2009			As of December 31, 2008

	As previously			As previously
	reported	Adjustments	Adjusted	reported	Adjustments	Adjusted

	($000 omitted)

Income taxes receivable	23,319	—	23,319	40,406	(1,470)	38,936
Furniture and equipment	278,716	—	278,716	281,683	266	281,949
Accumulated depreciation	(231,990)	—	(231,990)	(229,247)	(166)	(229,413)
Other assets	58,416	—	58,416	65,956	517	66,473
Total assets	1,342,214	—	1,342,214	1,449,226	(853)	1,448,373
Accounts payable and accrued liabilities	92,376	—	92,376	110,769	1,537	112,306
Estimated title losses	445,619	—	445,619	461,532	1,552	463,084
Deferred income taxes	12,957	1,468	14,425	11,896	1,941	13,837
Total liabilities	880,892	1,468	882,360	942,157	5,030	947,187
Retained earnings	311,527	(1,180)	310,347	353,547	(5,595)	347,952
Accumulated other comprehensive earnings	(3,488)	(288)	(3,776)	581	(288)	293
Stockholders’ equity attributable to Stewart	448,254	(1,468)	446,786	493,842	(5,883)	487,959
Total stockholders’ equity	461,321	(1,468)	459,853	507,069	(5,883)	501,186
Total liabilities and stockholders’ equity	1,342,214	—	1,342,214	1,449,226	(853)	1,448,373

The summary of the effects of the immaterial corrections on the consolidated statement of cash flows follows:

	Three Months Ended March 31, 2009			Year Ended December 31, 2008

	As previously			As previously
	reported	Adjustments	Adjusted	reported	Adjustments	Adjusted

	($000 omitted)

Cash used by operating activities	(27,799)	(264)	(28,063)	(105,158)	360	(104,798)
Cash provided by investing activities	41,228	265	41,493	(158,910)	(266)	(159,176)
Cash provided by financing activities	(30,825)	—	(30,825)	251,987	195	252,182
Effects of changes in foreign currency exchange rates	(585)	(1)	(586)	(10,912)	(289)	(11,201)

NOTE 2
Restrictions on cash and investments. Statutory reserve funds of $386.2 million and $374.5 million and cash and cash equivalents of $18.1 million and $9.7 million at December 31, 2009 and 2008, respectively, were maintained to comply with legal requirements for statutory premium reserves and state deposits. These funds are not available for any other purpose. In the event that the insurance regulators adjust the determination of the statutory premium reserves of the Company’s title insurers, this could increase or decrease the restricted funds.
A substantial majority of consolidated investments and cash at each year end was held by the Company’s title insurance subsidiaries. Generally, the types of investments a title insurer can make are subject to legal restrictions. Furthermore, the transfer of funds by a title insurer to its parent or subsidiary operations, as well as other related party transactions, is restricted by law and generally requires the approval of state insurance authorities.
NOTE 3
Dividend restrictions. Substantially all of the consolidated retained earnings at each year end were represented by Guaranty, which owns directly or indirectly substantially all of the subsidiaries included in the consolidation.
Guaranty cannot pay a dividend in excess of certain limits without the approval of the Texas Insurance Commissioner. The maximum dividend to its parent that can be paid after such approval in 2010 is $77.2 million. Guaranty did not declare a dividend in 2009 or 2008 but declared dividends of $2.0 million in 2007.
Dividends from Guaranty are also voluntarily restricted primarily to maintain statutory surplus and liquidity at competitive levels and to demonstrate significant claims payment ability. The ability of a title insurer to pay claims can significantly affect the decision of lenders and other customers when buying a policy from a particular insurer.
Surplus as regards policyholders for Guaranty was $385.8 million and $332.3 million at December 31, 2009 and 2008, respectively. Statutory net loss for Guaranty was $73.2 million, $9.3 million and $6.5 million in 2009, 2008 and 2007, respectively.

NOTE 4
Investments in debt and equity securities. The amortized costs and fair values at December 31 follow:

	2009		2008
	Amortized	Fair	Amortized	Fair
	costs	values	costs	values
		($000 omitted)

Debt securities:
Municipal	55,788	58,222	89,172	90,118
Corporate and utilities	235,282	237,101	181,172	175,244
Foreign	141,376	140,993	114,050	122,360
U.S. Government	28,407	29,765	122,712	126,871
Mortgage-backed securities	112	86	114	85
Equity securities	12	37	16,974	16,097

	460,977	466,204	524,194	530,775

Gross unrealized gains and losses at December 31 were:

	2009		2008
	Gains	Losses	Gains	Losses
		($000 omitted)

Debt securities:
Municipal	2,441	7	1,753	807
Corporate and utilities	4,056	2,238	1,531	7,459
Foreign	1,040	1,423	8,310	—
U.S. Government	1,419	60	4,159	—
Mortgage-backed securities	—	26	—	29
Equity securities	25	—	258	1,135

	8,981	3,754	16,011	9,430

Debt securities at December 31, 2009 mature, according to their contractual terms, as follows (actual maturities may differ due to call or prepayment rights):

	Amortized	Fair
	costs	values
	($000 omitted)

In one year or less	15,336	15,524
After one year through five years	207,307	208,495
After five years through ten years	135,209	137,361
After ten years	103,001	104,701
Mortgage-backed securities	112	86

	460,965	466,167

Gross unrealized losses on investments and the fair values of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2009, were:

	Less than		More than
	12 months		12 months		Total
	Losses	Fair values	Losses	Fair values	Losses	Fair values
			($000 omitted)

Debt securities:
Municipal	—	—	7	353	7	353
Corporate and utilities	2,010	121,398	228	11,860	2,238	133,258
Foreign	1,423	13,911	—	—	1,423	13,911
U.S. Government	60	9,086	—	—	60	9,086
Mortgage-backed	—	—	26	86	26	86

	3,493	144,395	261	12,299	3,754	156,694

The unrealized loss positions were primarily caused by interest rate fluctuations. The number of investments in an unrealized loss position as of December 31, 2009 was 104. Since the Company does not intend to sell and will more likely than not maintain each debt security until its anticipated recovery, and no significant credit risk is deemed to exist, these investments are not considered other-than-temporarily impaired.
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

The Company believes its investment portfolio is diversified and expects no material loss to result from the failure to perform by issuers of the debt securities it holds. Investments made by the Company are not collateralized. Foreign debt securities primarily include Canadian government bonds and United Kingdom treasury bonds. The mortgage-backed securities are issued by U.S. Government-sponsored entities.

NOTE 5
Fair value measurements. The Fair Value Measurements and Disclosures Topic of the FASB ASC defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal, or most advantageous, market for the asset or liability in an orderly transaction between market participants at the measurement date. The Fair Values Measurements Topic establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs when possible. The three levels of inputs used to measure fair value are as follows:
•	Level 1 — quoted prices in active markets for identical assets or liabilities;

•	Level 2 — observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data; and

•	Level 3 — unobservable inputs that are supported by little or no market activity and that are significant to the fair values of the assets or liabilities, including certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.
At December 31, 2009, financial instruments measured at fair value on a recurring basis are summarized below:

				Fair value
	Level 1	Level 2	Level 3	measurements
		($000 omitted)

Short-term investments	24,194	—	—	24,194
Investments available-for-sale:
Debt securities:
Municipal	—	58,222	—	58,222
Corporate and utilities	—	237,101	—	237,101
Foreign	140,993	—	—	140,993
U.S. Government	29,765	—	—	29,765
Mortgage-backed securities	86	—	—	86
Equity securities	37	—	—	37
Investments — pledged	—	—	202,007	202,007
Line of credit	—	—	(202,007)	(202,007)
Cash settlement option	—	—	(510)	(510)

	195,075	295,323	(510)	489,888

At December 31, 2009, Level 1 financial instruments consist of short-term investments, U.S. and foreign government bonds and equity securities. Level 2 financial instruments consist of municipal and corporate bonds. Level 3 financial instruments consist of auction rate securities, a related line of credit and a cash settlement option related to convertible senior notes (Note 10).

Level 3 financial instruments are summarized below:

		Investments —		Cash settlement
	Equity securities	pledged	Line of credit	option
		($000 omitted)

December 31, 2008	14,875	222,684	(222,684)	—
Sold/redeemed	(15,232)	(24,963)	24,963	—
Issued	—	—	—	(872)
Realized gains	357	4,286	(4,286)	362

December 31, 2009	—	202,007	(202,007)	(510)

Effective January 1, 2008, the Company adopted the Financial Instruments Topic of the FASB ASC, which provides entities the option to measure many financial instruments and certain other items at fair value. Entities that choose the fair value option will recognize in earnings, at each subsequent reporting date, any unrealized gains and losses on items for which the fair value option was elected. The Company has elected the fair value option for the line of credit.
As of December 31, 2009, assets measured at fair value on a nonrecurring basis are summarized below:

		Impairment loss
	Level 3	recorded
	($000 omitted)

Cost-basis investments	5,117	(5,853)

The carrying amount of certain cost-basis investments exceeded their fair value and an impairment charge of $5.9 million was recorded in investment and other gains (losses) — net in 2009. The valuations were based on the values of the underlying assets of the investee.
NOTE 6
Investment income. Income from investments and gross realized investment and other gains and losses follow:

	2009	2008	2007
		($000 omitted)
Investment income:
Debt securities	18,639	22,272	24,119
Short-term investments, cash equivalents and other	2,165	6,862	11,954

	20,804	29,134	36,073

Investment and other gains (losses):
Realized gains	23,881	15,499	18,869
Realized losses	(16,515)	(43,746)	(2,349)

	7,366	(28,247)	16,520

Proceeds from the sales of investments available-for-sale follows:

	2009	2008	2007
	($000 omitted)

Proceeds from sales of investments available-for-sale	400,679	419,067	94,829

Expenses assignable to investment income were insignificant. There were no significant investments at December 31, 2009 that did not produce income during the year.
In 2009, investment and other gains (losses) — net included realized gains of $16.3 million from the sale of debt and equity investments available-for-sale, $5.6 million from the sales of cost-basis investments and $1.0 million due to the change in estimates in office closure costs. The realized gains were partially offset by realized losses of $10.7 million from the impairment of equity method and cost-basis investments, $2.8 million from office closure costs, $1.3 million from the impairment of equity securities available-for-sale and $0.8 million from the impairment and sale of real estate.
In 2008, investment and other gains (losses) — net included realized losses of $13.8 million from the sale of debt and equity investments available-for-sale, $12.4 million from the impairment of equity method and cost-basis investments, $8.7 million from office closure costs, $4.7 million from the impairment of equity securities available-for-sale and $3.4 million due to sale or impairment of other fixed assets, title plants and real estate. The realized losses were partially offset by realized gains of $13.6 million from the sale of debt and equity investments available-for-sale, $1.0 million for the sale of subsidiaries and $0.8 million from sales of title plants and real estate.
In January 2007, the Company sold its mapping and aerial photography businesses to a third party. The Company received consideration consisting of stock of the buyer valued at $9.8 million, net of selling expenses. There was no net cash received from the sale due to payment of certain selling expenses and debt. The Company recorded a pretax gain (included in the REI segment at Note 21) of $3.2 million from the sale of these subsidiaries, which is included in investment and other gains (losses) — net in the consolidated statements of operations, retained earnings and comprehensive earnings.
Also included in investment and other gains (losses) — net in the consolidated statements of operations, retained earnings and comprehensive earnings for the year ended December 31, 2007 was a $5.6 million gain from the sale of real estate. The real estate was owned by a consolidated subsidiary, which has shareholders with significant noncontrolling interests.
NOTE 7
Income taxes. The income tax provision consists of the following:

	2009	2008	2007
		($000 omitted)
Current:
Federal	(24,968)	(17,329)	(21,255)
State	(272)	1,728	(1,111)
Foreign	6,661	7,225	6,615
Deferred	(1,178)	13,108	(8,175)

Income tax (benefit) expense	(19,757)	4,732	(23,926)

The following reconciles federal income taxes computed at the statutory rate with income taxes as reported.

	2009	2008	2007
	($000 omitted)

Expected income tax benefit at 35% (1)	(24,756)	(84,953)	(22,451)
State income tax benefit — net of federal tax benefits	(1,665)	(1,180)	(722)
Tax-exempt interest	(1,075)	(3,301)	(4,171)
Meals and entertainment	1,265	2,519	3,132
Dividends received deductions on investments	(530)	(1,052)	(2,498)
Valuation allowance	4,297	89,454	—
Other — net	2,707	3,245	2,784

Income tax (benefit) expense	(19,757)	4,732	(23,926)

Effective income tax rates (%) (1)	27.9	(1.9)	37.3

(1)	Calculated using loss before taxes and after noncontrolling interests.
Deferred income taxes at December 31, 2009 and 2008 were as follows:

	2009	2008
	($000 omitted)

Deferred tax assets:
Accrued expenses	19,571	19,890
Allowance for uncollectible amounts	6,197	5,056
Depreciation	14,560	12,169
Book over tax investment adjustments	1,026	2,417
Investments in partnerships	3,797	1,269
Net operating loss carryforwards	31,038	31,642
Tax credits carryforwards	15,460	9,709
Foreign currency translation adjustments	—	288
Title loss provisions	7,392	9,329
Other	2,174	1,766

	101,215	93,535
Valuation allowance	(93,080)	(90,029)

	8,135	3,506

Deferred tax liabilities:
Amortization — goodwill and other intangibles	(10,716)	(7,661)
Unrealized gains on investments	(1,829)	(2,303)
Cash surrender value of insurance policies	(4,608)	(4,312)
Foreign currency translation adjustments	(3,913)	—
Title plants acquired	(461)	(449)
Other	(2,556)	(2,618)

	(24,083)	(17,343)

Net deferred income taxes	(15,948)	(13,837)

The Company has provided a valuation allowance on deferred tax assets in excess of deferred tax liabilities for which realization is not considered more likely than not. This valuation allowance was established in 2008 in accordance with current accounting standards due to the Company’s cumulative three-year operating losses rather than based on an assessment of future profitability. However, as the Company returns to profitability, the valuation allowance will be evaluated for reversal. The Company has $77.2 million of federal and $59.1 million of state net operating losses (NOL). The federal NOL will expire in 2030, and the state NOL will expire at various intervals, depending on the state, between 2014 and 2030. The Company’s effective income tax rate in 2009 was significantly impacted by a benefit of $24.8 million due to the change in tax law in the fourth quarter 2009, which allowed the Company to carry back net operating losses to prior years.
The Company has no significant unrecognized tax benefits. The Company is no longer subject to U.S, federal, state, and local, or non-U.S. income tax examinations by taxing authorities for years before 2006 except for the tax years 2003 and 2004 due to the federal benefit from NOL carry back above.
NOTE 8
Goodwill and acquired intangibles. A summary of goodwill follows:

	Title	REI	Total
	($000 omitted)

Balances at December 31, 2007	194,633	14,191	208,824
Acquisitions	2,077	—	2,077

Balances at December 31, 2008	196,710	14,191	210,901
Acquisitions	1,862	—	1,862

Balances at December 31, 2009	198,572	14,191	212,763

Amortization expense for acquired intangibles was $1.8 million, $4.3 million and $5.3 million in 2009, 2008 and 2007, respectively. Accumulated amortization of intangibles was $23.2 million and $21.4 million at December 31, 2009 and 2008, respectively. In each of the years 2010 through 2014, amortization expense is expected to be less than $0.9 million.
NOTE 9
Equity investees. Certain summarized aggregate financial information for equity investees follows:

	2009	2008	2007
	($000 omitted)

For the year:
Revenues	47,865	57,543	70,005
Net earnings	8,902	2,171	6,197

At December 31:
Total assets	24,705	27,023	30,009
Notes payable	521	3,877	4,045
Stockholders’ equity	12,653	12,283	19,143

Net premium revenues from policies issued by equity investees were approximately $3.4 million, $5.4 million and $7.0 million in 2009, 2008 and 2007, respectively. Earnings related to equity investees (in which the Company typically owns 20% through 50% of the equity) were $3.1 million, $1.2 million and $2.9 million in 2009, 2008 and 2007, respectively. These amounts are included in title insurance — direct operations in the consolidated statements of operations, retained earnings and comprehensive earnings.
Goodwill related to equity investees was $7.9 million and $8.8 million at December 31, 2009 and 2008, respectively, and these balances are included in investments in investees in the consolidated balance sheets. Equity investments, including the related goodwill balances, are reviewed for impairment (Note 1L).
NOTE 10
Notes payable, convertible senior notes and line of credit.

	2009	2008
	($000 omitted)

Banks — primarily unsecured, varying payments and rates(1)	14,194	128,665
Other than banks	5,426	6,611

	19,620	135,276

(1)	Average interest rates were 1.26% and 1.43% at December 31, 2009 and 2008, respectively.
Principal payments on the notes, based upon the contractual maturities, are due in the amounts of $16.2 million in 2010, $2.0 million in 2011 and $1.4 million in 2012.
In December 2005, the Company executed an agreement with a bank for loans of $31.2 million bearing interest at a fixed interest rate of 5.97% per annum. The total outstanding balance at December 31, 2009 under this agreement was $13.8 million. The loan requires that the Company maintain a minimum liquidity ratio, as defined, throughout the term of the agreement. The Company was in compliance with this covenant at December 31, 2009 and 2007. There was no liquidity ratio requirement at December 31, 2008.
On October 8, 2009, the Company entered into an agreement providing for the sale of $60.0 million aggregate principal amount of 6.0% Convertible Senior Notes due 2014 (Notes) to an initial purchaser for resale to certain qualified institutional buyers in compliance with Rule 144A under the Securities Act of 1933, as amended. The Company also granted the initial purchaser an option to purchase up to an additional $5.0 million aggregate principal amount of the Notes to cover over-allotments, which option was exercised in full on October 9, 2009. The closing of the sale of the $65.0 million aggregate principal amount of Notes occurred on October 15, 2009. The Notes will mature in 2014 unless converted earlier and are guaranteed by certain wholly-owned domestic subsidiaries of the Company.
According to FAS ASC 815-15, Derivatives and Hedging — Embedded Derivatives, and FAS ASC 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity, the Company has determined that the Notes contain an embedded derivative related to a cash settlement option. The cash settlement option is effective until the shareholders approve conversion of the Notes into Common Stock without restriction or without payment by the Company of cash or until April 15, 2014. Prior to the shareholders’ approval, the Notes, subject to certain limitations, may be converted at the option of the holder for 56.0871 shares of Common Stock for each $1,000 principal amount of the Notes and cash as set forth in the Note agreement. After the shareholders’ approval and before April 15, 2014 mentioned above, the cash settlement option will no longer be subject to derivative accounting and the Notes may be converted at the option of the holder for 77.6398 shares of Common Stock for each $1,000 principal amount of the Notes. The strike price of the Notes is $12.88 per common share.

In October 2009, the cash settlement option was recorded in accounts payable and accrued liabilities at its fair value of $0.9 million by using the Black-Scholes Model. At December 31, 2009, the fair value of the cash settlement option was $0.5 million. In 2009, the change in fair value for the cash settlement option was $0.4 million and is recorded in investment and other gains (losses) — net.
The Company incurred $3.3 million of debt issuance costs related to the Notes. The issuance costs were primarily related to discounts, commissions and offering expenses payable by the Company. The Company recorded the issuance costs in other assets and is amortizing them over the term of the Notes using the effective interest method. In 2009, the amortization of the debt issuance costs was $0.1 million and interest expense on the Notes was $0.9 million.
On September 30, 2008, the Company entered into a $241.5 million line of credit agreement with a bank from which the Company had acquired auction rate securities. The line of credit is a demand loan in an amount equal to the full par value of the auction rate securities that secure the loan and was fully drawn at December 31, 2008.
Under the terms of the line of credit agreement, the lender’s sole source of funds to repay the amounts drawn on the line of credit is limited to the auction rate securities held by the lender and pledged as collateral on the loan and included in investments — pledged in the consolidated balance sheet. The lender may sell or liquidate the collateral at any time in which case the lender’s only recourse is to the proceeds of that sale or liquidation. The line of credit is structured such that there is no anticipated net cost to the Company. The interest charged on the line of credit is to be offset by the interest earned on the auction rate securities. If the interest earned from the auction rate securities is greater than the interest charged on the line of credit, the excess is applied to the principal of the line of credit. The lender may pursue a deficiency if certain recourse events occur, including an interest payment default (but not a default in payment of principal), breach of a covenant or an event of bankruptcy or insolvency. The Company expects the line of credit to be repaid in full by June 30, 2010, either through the transfer of the collateral (the auction rate securities held by lender) to the lender at par value under the line of credit agreement or pursuant to the lender’s settlement with state regulatory agencies.
In connection with the line of credit, the Company has recorded $216.1 million par value of auction rate securities on its consolidated balance sheet at December 31, 2009. These auction rate securities are currently classified as trading securities, and accordingly, any changes in the fair value of the securities are charged to earnings. For the year ended December 31, 2009, a reduction (credit) of $4.3 million was recorded to investment income, which increased the carrying value of the auction rate securities (after the effects of redemptions) to their fair value of $202.0 million. The Company has also elected to apply the fair value provisions of the Financial Instruments Topic of the FASB ASC to the related line of credit agreement. As a result, the line of credit was also reduced to its fair value of $202.0 million, which was determined based on the value of the underlying collateral that will be utilized to satisfy the obligation and an offsetting charge totaling $4.3 million of the line of credit balance was recorded to investment income. These fair value adjustments resulted in no net impact in the consolidated statement of operations for the years ended December 31, 2009 or 2008.

NOTE 11
Estimated title losses.

	2009	2008	2007
	($000 omitted)

Balances at January 1	463,084	441,324	384,396
Provisions:
Current year	149,716	136,854	160,728
Previous policy years	33,065	32,527	7,773

Total provisions	182,781	169,381	168,501

Payments:
Current year	(21,801)	(23,608)	(18,972)
Previous policy years	(127,530)	(113,143)	(98,578)

Total payments	(149,331)	(136,751)	(117,550)

Effects of changes in foreign currency exchange rates	6,941	(10,870)	5,977

Balances at December 31	503,475	463,084	441,324

Provisions for title losses, as a percentage of title operating revenues, were 11.3%, 11.2% and 8.5% in 2009, 2008 and 2007, respectively. The previous policy years’ title loss provision amount was unfavorable in the year 2009 due to reserve adjustments of $32.7 million related to higher than expected loss payment experience for policy years 2005 through 2007. Adjustments related to prior years’ experience of $32.0 million and $7.5 million were recorded in 2008 and 2007, respectively. The 2009 current year provision also included a charge of $29.5 million for large title losses primarily related to independent agency defalcations and fraud, as well as mechanic lien claims. This total was reduced by $9.3 million in insurance recoveries recorded during the year. In 2008, title loss provisions included $41.7 million primarily for large title claims in which this total was reduced by $11.6 million in insurance recoveries received during 2008. Title loss provisions in 2007 included $33.4 million primarily for large title claims.
For the years ended December 31, 2009 and 2008, the increase in payments relating to previous years is consistent with the rise in title claims resulting from the real estate market decline. Typically, the Company experiences a higher frequency of losses, including agency defalcations, which increase in frequency and are reported sooner after policy issuance, in real estate markets where transaction volumes and prices are decreasing.
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
At December 31, 2009 and 2008, there were 145,820 shares of Common Stock held by a subsidiary of the Company. These shares are considered treasury shares but may be issued from time to time in lieu of new shares.
NOTE 13
Changes in stockholders’ equity.

	Common		Accumulated
	and Class B	Additional paid-	other
	Common Stock	in	comprehensive	Treasury	Noncontrolling
	($1 par value)	capital	earnings	stock	interest
	($000 omitted)

Balances at December 31, 2006	18,703	130,047	8,061	(4,147)	17,272
Stock bonuses and other	34	1,557	—	—	—
Exercise of stock options	29	522	—	(183)	—
Common Stock repurchased	(258)	(9,214)	—	—	—
Tax benefit of options exercised	—	9	—	—	—
Net change in unrealized gains and losses	—	—	3,044	—	—
Net realized gain reclassification	—	—	(1,143)	—	—
Foreign currency translation	—	—	9,880	—	—
Net earnings attributable to noncontrolling interest	—	—	—	—	12,225
Subsidiary dividends paid to noncontrolling interest	—	—	—	—	(13,506)
Net effect of changes in ownership and other	—	—	—	—	(281)

Balances at December 31, 2007	18,508	122,921	19,842	(4,330)	15,710
Stock bonuses and other	81	1,965	—	—	—
Exercise of stock options and grants	29	540	—	—	—
Net change in unrealized gains and losses	—	—	1,278	—	—
Net realized gain reclassification	—	—	(2,300)	—	—
Foreign currency translation	—	—	(18,527)	—	—
Net earnings attributable to noncontrolling interest	—	—	—	—	5,226
Subsidiary dividends paid to noncontrolling interest	—	—	—	—	(7,660)
Net effect of changes in ownership and other	—	—	—	—	(49)

Balances at December 31, 2008	18,618	125,426	293	(4,330)	13,227
Stock bonuses and other	87	1,342	—	—	—
Exercise of stock options and grants	3	54	—	—	—
Net change in unrealized gains and losses	—	—	3,666	—	—
Net realized gain reclassification	—	—	(4,547)	—	—
Foreign currency translation	—	—	11,548	—	—
Net earnings attributable to noncontrolling interest	—	—	—	—	8,544
Subsidiary dividends paid to noncontrolling interest	—	—	—	—	(7,579)
Net effect of changes in ownership and other	—	—	—	—	(402)

Balances at December 31, 2009	18,708	126,822	10,960	(4,330)	13,790

In 2007, the Company purchased 1.5%, or 258,234 shares, of its Common Stock aggregating approximately $9.5 million, at an average price of $36.63 per share (excluding commissions), in accordance with a stock purchase plan, which subsequently expired. All stock purchases were made in the open market and no stock was purchased directly from officers or directors of the Company. All purchases were made in compliance with applicable securities laws and other legal and regulatory requirements. The Company has cancelled all shares that were purchased under this plan and, accordingly, Common Stock and additional paid-in capital have been reduced.
NOTE 14
Share-based incentives. Stock options activity is summarized as follows:

		Weighted-
		average exercise
	Options	prices ($)

December 31, 2007	293,400	22.92
Exercised	(29,000)	18.81

December 31, 2008	264,400	23.37
Exercised	(2,800)	20.22
Forfeited	(44,800)	26.33

December 31, 2009	216,800	22.80

At December 31, 2009, the weighted-average remaining contractual lives of options outstanding were 3.0 years and all outstanding options were antidilutive. The intrinsic values and tax benefits of options exercised in 2009, 2008 and 2007 were not material.
The weighted-average fair values of options granted in 2007 were $9.48. No options were granted in 2009 or 2008.
During the year ended December 31, 2007, the Company recognized compensation expense related to options granted of $0.2 million. Compensation expense is recognized for the fair value of the employees’ purchase rights, which was estimated using the Black-Scholes Model. For 2007, the Company assumed dividend yields of 2.8%, an expected life of seven years, expected volatilities of 30.8% and risk-free interest rates of 7.5%.
The Company granted 42,000 restricted shares for each year during 2009 and 2008. The restricted shares vested December 31, 2009 and 2008, respectively, to certain executive officers and, accordingly, the Company recorded compensation expense of approximately $0.7 million and $1.0 million during the years ended December 31, 2009 and 2008, respectively.
In May 2009, the Company approved the Strategic Incentive Pool Plan (SIPP), which is a 34-month cash incentive plan tied to three quantifiable strategic targets. The total amount of the SIPP available for distribution will be the cash equivalent of the fair market value of 50,000 shares of the Company’s Common Stock as of the last trading day of 2010. Subject to certain conditions, and to the extent each of the three equally weighted, independent targets set out under the plan are achieved, the cash award would be made in equal amounts to each of the Co-Chief Executive Officers. At least half of the after-tax cash received by each Co-Chief Executive Officer must be invested in the Company’s Common Stock within 90 days of the award. The Company will accrue compensation expense in the period in which achievement of targets becomes probable. During the year ended December 31, 2009, the Company accrued $0.2 million compensation expense relating to the SIPP. No compensation expense relating to the SIPP was recorded for the years ended December 31 2008.

NOTE 15
Earnings per share. The Company’s basic earnings per share is calculated by dividing net earnings by the weighted-average number of shares of Common Stock and Class B Common Stock outstanding during the reporting period.
To calculate diluted earnings per share, net income and number of shares are adjusted for the effects of any dilutive shares. Using the if-converted method, net income is adjusted for interest expense, net of any tax effects, applicable to the Convertible Senior Notes discussed in Note 10. The number of shares is adjusted by adding the number of dilutive shares, assuming they are issued, during the same reporting period. The treasury stock method is used to calculate the dilutive number of shares related to the Company’s stock option plan.
As the Company reported a net loss for the years ended December 31, 2009, 2008 and 2007, there was no calculation of diluted earnings per share.
NOTE 16
Reinsurance. As is industry practice, the Company cedes risks to other title insurance underwriters and reinsurers on certain transactions. However, the Company remains liable if the reinsurer should fail to meet its obligations. The Company also assumes risks from other underwriters. Payments and recoveries on reinsured losses were insignificant during the three years ended December 31, 2009. The total amount of premiums for assumed and ceded risks was less than 1% of consolidated title revenues in each of the last three years.
NOTE 17
Leases. Lease expense was $51.1 million, $61.9 million and $71.5 million in 2009, 2008 and 2007, respectively. The future minimum lease payments are summarized as follows (in thousands of dollars):

2010	42,970
2011	33,617
2012	24,964
2013	18,719
2014	13,617
2015 and after	20,556

154,443

NOTE 18
Contingent liabilities and commitments. The Company routinely holds third-party funds in segregated escrow accounts pending the closing of real estate transactions. This resulted in a contingent liability of the Company of approximately $602.2 million at December 31, 2009. The Company realizes economic benefits from certain commercial banks holding these escrow deposits. These escrow funds are not invested under, and do not collateralize, the arrangements with the banks. Under these arrangements, there were no outstanding balances or liabilities at December 31, 2009 and 2008.
In addition, the Company is contingently liable for disbursements of escrow funds held by agencies in those cases where specific insured closing guarantees have been issued.

The Company has qualified intermediaries in tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code. The Company holds the proceeds from these transactions until a qualifying exchange can occur. This resulted in a contingent liability to the Company of approximately $175.3 million at December 31, 2009. As is industry practice, these escrow and Section 1031 exchanger fund accounts are not included in the consolidated balance sheets.
At December 31, 2009, the Company was contingently liable for guarantees of indebtedness owed primarily to banks and others by certain third parties. The guarantees relate primarily to business expansion and expire no later than 2019. At December 31, 2009, the maximum potential future payments on the guarantees amounted to $5.9 million. Management believes that the related underlying assets and available collateral, primarily corporate stock and title plants, would enable the Company to recover amounts paid under the guarantees. The Company believes no reserve is needed since no loss is expected on these guarantees.
In the ordinary course of business the Company guarantees the third-party indebtedness of certain of its consolidated subsidiaries. At December 31, 2009, the maximum potential future payments on the guarantees are not more than the related notes payable recorded in the consolidated balance sheets (Note 10). The Company also guarantees the indebtedness related to lease obligations of certain of its consolidated subsidiaries. The maximum future obligations arising from these lease-related guarantees are not more than the Company’s future minimum lease payments (Note 17). In addition, as of December 31, 2009 the Company had unused letters of credit amounting to $8.5 million, primarily related to litigation bonds and workers’ compensation coverage.
The Notes are guaranteed by certain wholly-owned domestic subsidiaries of the Company (Note 10).
NOTE 19
Regulatory and legal developments. On December 7, 2009, the Office of the Commissioner of Insurance for the state of Georgia issued a press release alleging that Stewart Title Guaranty Company violated Georgia’s insurance laws 600,000 times between January 1, 2003 and September 30, 2007, including overcharging for products. A show-cause hearing was ordered for February 23, 2010, and has been rescheduled for March 30, 2010 at the request of the Georgia Insurance Commissioner’s Office. While the Company cannot predict the outcome of the show-cause hearing and subsequent proceedings, it intends to vigorously defend itself against the allegations and does not believe the outcome will materially affect its consolidated financial condition or results of operations.
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

Stewart Title of California, Inc., a subsidiary of the Company, was a defendant in four putative class action lawsuits filed in California state and federal courts. These lawsuits were commonly referred to as “wage and hour” lawsuits. These lawsuits generally claimed, among other things, that (i) the plaintiffs were misclassified as exempt employees and were not paid overtime, (ii) the overtime payments made to non-exempt employees were miscalculated and (iii) the plaintiffs worked overtime hours but were not paid. The plaintiffs sought compensatory damages, statutory compensation, penalties and restitution, exemplary and punitive damages, declaratory relief, interest and attorneys fees. The Company and its subsidiaries have settled all four lawsuits within the amount previously reserved. The settlement is subject to court approval. The settlement did not materially affect the Company’s consolidated financial condition or results of operations.
In January 2009, an action was filed by individuals against Stewart Title Guaranty Company, Stewart Title of California, Inc., Cuesta Title Company and others in the Superior Court of California for the County of San Luis Obispo alleging that the plaintiffs have suffered damages relating to loans they made through Hurst Financial Corporation to an individual named Kelly Gearhart and entities controlled by Gearhart. Gearhart and Hurst have filed for bankruptcy. Thereafter, several other lawsuits, including a lawsuit filed by several hundred individuals, were filed in San Luis Obispo Superior Court making similar allegations. The defendants vary from case to case but Stewart Information Services Corporation, Stewart Title of California and Stewart Title Insurance Company have also been sued in some or all of the cases. Each of the complaints alleges some combination of the following purported causes of action: breach of contract, negligence, fraud, aiding and abetting fraud, breach of fiduciary duty, breach of implied covenant of good faith and fair dealing, financial elder abuse, violation of California Business and Professions Code Section 17200, conversion, conspiracy, alter ego and declaratory relief. The Company has demurred to the complaints in the actions where its responses to the complaints have been due, and the Court has sustained the Company’s demurrers while granting plaintiffs leave to amend. The Company intends to vigorously defend itself against the allegations. The Company does not believe that the outcome of these matters will materially affect its consolidated financial condition or results of operations.
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
Complaints were subsequently filed in the United States District Courts for the Eastern and Southern Districts of New York and in the United States District Courts in Pennsylvania, New Jersey, Ohio, Florida, Massachusetts, Arkansas, California, Washington, West Virginia, Texas and Delaware. All of the complaints make similar allegations, except that certain of the complaints also allege violations of RESPA statutes and various state antitrust and consumer protection laws. The complaints generally request treble damages in unspecified amounts, declaratory and injunctive relief and attorneys’ fees. To date, 78 such complaints have been filed, each of which names the Company and/or one or more of its affiliates as a defendant (and have been consolidated in the aforementioned states), of which seven have been voluntarily dismissed.
As of January 7, 2010, the Company has obtained dismissals of the claims in Arkansas, California, Delaware (where plaintiffs then filed an amended complaint for injunctive relief only), Florida, Massachusetts, New Jersey (where plaintiffs filed an amended complaint for injunctive relief only), New York, Pennsylvania (where plaintiffs may pursue injunctive relief only), Texas and Washington. The Company is awaiting decisions on motions to dismiss in Delaware, New Jersey, Ohio (where Magistrate Judge has recommended dismissal) and West Virginia (where all proceedings have been stayed and the docket closed). The plaintiffs in New York and Texas have filed appeals in the United States Court of Appeals for the Second and Fifth Circuits, respectively. The New York dismissal was affirmed by the Second Circuit Court of Appeals on February 11, 2010. Although the Company cannot predict the outcome of these actions, it intends to vigorously defend itself against the allegations and does not believe that the outcome will materially affect its consolidated financial condition or results of operations.

The Company is also subject to lawsuits incidental to its business, most of which involve disputed policy claims. In some of these lawsuits, the plaintiff seeks exemplary or treble damages in excess of policy limits based on the alleged malfeasance of an issuing agency. The Company does not expect that any of these proceedings will have a material adverse effect on its consolidated financial condition or results of operations. Along with the other major title insurance companies, the Company is party to a number of class action lawsuits concerning the title insurance industry. The Company believes that it has adequate reserves for the various litigation matters and contingencies discussed above and that the likely resolution of these matters will not materially affect its consolidated financial condition or results of operations.
NOTE 20
Variable interest entities. The Company, in the ordinary course of business, enters into joint ventures and partnerships related to its title operations. These entities are immaterial to the Company’s consolidated financial condition and results of operations individually and in the aggregate. At December 31, 2009, the Company had no material exposure to loss associated with variable interest entities to which it is a party.
NOTE 21
Segment information. The Company’s two reportable operating segments are title insurance-related services (title segment) and real estate information (REI). Both segments serve each other and the real estate and mortgage industries.
The title segment provides services needed to transfer the title in a real estate transaction. These services include searching, examining, closing and insuring the condition of the title to real property.
The REI segment primarily provides electronic delivery of data, products and services related to real estate, including a full range of title and settlement, credit reporting and outsourcing services. In addition, this segment provides post-closing services to residential mortgage lenders; loan modification services; loan default services; Internal Revenue Code Section 1031 tax-deferred property exchanges; digital mapping; automation for government recording and registration; and pre-employment screening and background investigation services.
Under the Company’s internal reporting system, most general corporate expenses are incurred by and charged to the title segment. Technology operating costs are also charged to the title segment, except for direct expenditures incurred by the REI segment. All investment income is included in the title segment as it is primarily generated by the investments of the title underwriters’ operations.

	Title	REI		Total
	($000 omitted)

2009:
Revenues	1,650,407	56,895		1,707,302
Intersegment revenues	266	3,167		3,433
Depreciation and amortization	25,510	2,554		28,064
(Loss) earnings before taxes and noncontrolling interests	(73,263)	11,075		(62,188)
Identifiable assets	1,314,787	54,373		1,369,160

2008:
Revenues	1,510,821	44,473		1,555,294
Intersegment revenues	320	2,883		3,203
Depreciation and amortization	32,576	8,549	(1)	41,125
Loss before taxes and noncontrolling interests	(222,332)	(15,165	)(1)	(237,497)
Identifiable assets	1,381,883	66,490		1,448,373

2007:
Revenues	2,037,450	69,241	(2)	2,106,691
Intersegment revenues	437	4,290		4,727
Depreciation and amortization	37,727	3,398		41,125
(Loss) earnings before taxes and noncontrolling interests	(57,241)	5,320	(2)	(51,921)
Identifiable assets	1,369,649	72,325		1,441,974

(1)	Includes a pretax charge of $6.0 million relating to the impairment of internally developed software that the Company subsequently determined will not be deployed into production.

(2)	Includes a $3.2 million gain from the sale of subsidiaries, which is included in investment and other gains (losses) — net in the consolidated statements of operations, retained earnings and comprehensive earnings.
Revenues for the years ended December 31 in the United States and all international operations follow:

	2009	2008	2007
	($000 omitted)

United States	1,622,013	1,453,598	1,991,387
International	85,289	101,696	115,304

	1,707,302	1,555,294	2,106,691

NOTE 22
Quarterly financial information (unaudited).

	Mar 31	June 30	Sept 30	Dec 31	Total
	($000 omitted, except per share)

Revenues:
2009	313,459	430,763	459,991	503,089	1,707,302
2008	394,137	428,547	396,665	335,945	1,555,294

Net (loss) earnings attributable to Stewart:
2009	(37,605)	(20,641)	(23,696)	30,967	(50,975)
2008	(25,292)	(28,588)	(29,975)	(163,600)	(247,455)

Diluted (loss) earnings per share attributable to Stewart(1):
2009	(2.07)	(1.14)	(1.30)	1.49 (2)	(2.80)
2008	(1.40)	(1.58)	(1.66)	(9.03)	(13.68)

(1)	Quarterly per share data may not sum to annual totals due to rounding or effects of dilution in particular quarters but not in annual totals.

(2)	The diluted earnings per share attributable to Stewart for the quarter ending December 31, 2009, was due to dilutive effects of the Convertible Senior Notes (Note 10) using the if-converted method (Note 15).

SCHEDULE I
STEWART INFORMATION SERVICES CORPORATION
(Parent Company)
STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

	For the Years Ended December 31,
	2009	2008	2007
	($000 omitted)

Revenues
Investment income, including $169, $30 and $3 from affiliates	190	1,063	2,688
Other gains	370	—	—
Other income	83	20	80

	643	1,083	2,768

Expenses
Employee costs	2,774	(2,918)	1,539
Other operating expenses, including $144, $144 and $145 to affiliates	4,518	14,702	4,504
Depreciation and amortization	325	750	795

	7,617	12,534	6,838

Loss before tax benefit and loss from subsidiaries	(6,974)	(11,451)	(4,070)
Income tax benefit	192	3,863	1,677
Loss from subsidiaries	(44,193)	(239,867)	(37,827)

Net loss	(50,975)	(247,455)	(40,220)

Retained earnings at beginning of year	347,952	597,118	649,598
Recovery of excess distribution to noncontrolling interests	—	—	478
Cash dividends on Common Stock ($0.05, $0.10 and $0.75 per share in 2009, 2008 and 2007, respectively)	(861)	(1,711)	(12,738)

Retained earnings at end of year	296,116	347,952	597,118

See accompanying note to financial statement information.

STEWART INFORMATION SERVICES CORPORATION
(Parent Company)
BALANCE SHEETS

	As of December 31,
	2009	2008
	($000 omitted)

Assets
Cash and cash equivalents	1,046	3,443
Short-term investments	90	6,541

	1,136	9,984

Investments in debt securities available-for-sale, at fair value	—	5,450

Receivables:
Notes, including $12,713 and $5,030 from affiliates	13,386	5,679
Other, including $1,654 and $2,339 from affiliates	1,681	2,351
Allowance for uncollectible amounts	(635)	(481)

	14,432	7,549

Property and equipment, at cost:
Land	2,857	2,857
Buildings	2,771	484
Furniture and equipment	3,469	3,125
Accumulated depreciation	(2,058)	(1,753)

	7,039	4,713

Title plant, at cost	48	48
Investments in subsidiaries, on an equity method basis	495,716	463,093
Goodwill	8,470	8,470
Other assets	16,920	13,100

	543,761	512,407

Liabilities
Convertible senior notes	64,163	—
Accounts payable and accrued liabilities, including $1,956 and $4,575 from affiliates	31,322	24,448

	95,485	24,448

Contingent liabilities and commitments

Stockholders’ equity
Common Stock — $1 par. Authorized 50,000,000 and 30,000,000; issued 17,685,976 and 17,585,453; outstanding 17,181,769 and 17,091,775	17,658	17,568
Class B Common Stock— $1 par. Authorized 1,500,000; issued and outstanding 1,050,012	1,050	1,050
Additional paid-in capital	126,822	125,426
Retained earnings(1)	296,116	347,952
Accumulated other comprehensive earnings:
Foreign currency translation adjustments	7,563	(3,985)
Unrealized investment gains	3,397	4,278
Treasury stock — 476,227 common shares, at cost	(4,330)	(4,330)

Total stockholders’ equity	448,276	487,959

	543,761	512,407

(1)	Includes undistributed earnings of subsidiaries of $335,540 in 2009 and $380,594 in 2008.
See accompanying note to financial statement information.

STEWART INFORMATION SERVICES CORPORATION
(Parent Company)
STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2009	2008	2007
	($000 omitted)

Reconciliation of net loss to cash (used) provided by operating activities:
Net loss	(50,975)	(247,455)	(40,220)
Add (deduct):
Depreciation and amortization	325	750	795
Provision for bad debt	118	462	—
Other gains	(370)	—	—
Decrease (increase) in receivables — net	740	915	(36)
(Increase) decrease in other assets — net	(498)	2,634	(968)
Increase in payables and accrued liabilities — net	6,364	1,586	3,023
Net loss from subsidiaries	44,193	239,867	37,827
Other — net	3,125	612	(335)

Cash provided (used) by operating activities	3,022	(629)	86

Investing activities:
Proceeds from investments available-for-sale matured and sold	11,910	19,807	89,129
Purchases of investments available-for-sale	(9)	(9,913)	(56,513)
Purchases of property and equipment — net	(2,631)	(22)	(30)
Increases in notes receivables	(21,522)	(5,162)	(120)
Collections on notes receivables	13,691	456	71
Contributions to subsidiaries	(67,755)	(644)	(10,973)

Cash (used) provided by investing activities	(66,316)	4,522	21,564

Financing activities:
Proceeds from issuance of convertible senior notes	65,000	—	—
Payments for debt issuance costs related to convertible senior notes	(3,299)	—	—
Dividends paid	(861)	(1,711)	(12,738)
Purchases of Common Stock	—	—	(9,472)
Proceeds from exercise of stock options	57	569	368

Cash provided (used) by financing activities	60,897	(1,142)	(21,842)

(Decrease) increase in cash and cash equivalents	(2,397)	2,751	(192)

Cash and cash equivalents at beginning of year	3,443	692	884

Cash and cash equivalents at end of year	1,046	3,443	692

Supplemental information:
Income taxes (refunded) paid	—	50	—
Interest paid	—	—	—

See accompanying note to financial statement information.

STEWART INFORMATION SERVICES CORPORATION
(Parent Company)
NOTE TO FINANCIAL STATEMENT INFORMATION
The Parent Company operates as a holding company, transacting substantially all of its business through its subsidiaries. Its consolidated financial statements are included in Part II, Item 8 of Form 10-K. The Parent Company financial statements should be read in conjunction with the aforementioned consolidated financial statements and notes thereto and financial statement schedules.
Certain prior year amounts in the Parent Company financial statements have been reclassified for comparative purposes. Net earnings and stockholders’ equity, as previously reported, were not affected.
Guaranty did not declare a dividend in 2009 or 2008 but declared a dividend of $2.0 million in 2007.

SCHEDULE II
STEWART INFORMATION SERVICES CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
December 31, 2009

		Col. C		Col. D
Col. A	Col. B	Additions		Deductions		Col. E
	Balance	Charged to	Charged to			Balance
	at	costs	other			At
	beginning	and	accounts			end
Description	of period	expenses	(describe)	(Describe)		of period
	($000 omitted)

Stewart Information Services Corporation and subsidiaries:

Year ended December 31, 2007:
Estimated title losses	384,396	168,501	—	111,573	(A)	441,324
Valuation allowance for deferred tax assets	61	353	—	—		414
Allowance for uncollectible amounts	9,112	5,478	—	2,977	(B)	11,613

Year ended December 31, 2008:
Estimated title losses	441,324	169,381	—	147,621	(A)	463,084
Valuation allowance for deferred tax assets	414	89,615	—	—		90,029
Allowance for uncollectible amounts	11,613	9,116	—	3,225	(B)	17,504

Year ended December 31, 2009:
Estimated title losses	463,084	182,781	—	142,390	(A)	503,475
Valuation allowance for deferred tax assets	90,029	37,682	—	34,631	(C)	93,080
Allowance for uncollectible amounts	17,504	6,526	—	3,529	(B)	20,501

Stewart Information Services Corporation — Parent Company:

Year ended December 31, 2007:
Allowance for uncollectible amounts	19	—	—	—		19

Year ended December 31, 2008:
Allowance for uncollectible amounts	19	462	—	—		481

Year ended December 31, 2009:
Allowance for uncollectible amounts	481	154	—	—		635

(A)	Represents primarily payments of policy and escrow losses and loss adjustment expenses.

(B)	Represents uncollectible accounts written off.

(C)	Represents primarily the carry back of net operating losses to prior years.

INDEX TO EXHIBITS

Exhibit

3.1		—	Amended and Restated Certificate of Incorporation of the Registrant, dated May 1, 2009 (incorporated by reference in this report from Exhibit 3.1 of the Current Report on Form 8-K filed May 5, 2009)

3.2		—	By-Laws of the Registrant, as amended March 13, 2000 (incorporated by reference in this report from Exhibit 3.2 of the Annual Report on Form 10-K for the year ended December 31, 2000)

4.1		—	Rights of Common and Class B Common Stockholders (incorporated by reference to Exhibits 3.1 and 3.2 hereto)

4.2		—	Indenture related to 6.00% Convertible Senior Notes due 2014, dated as of October 15, 2009, by and between Stewart Information Service Corporation, the Guarantors party thereto and Wells Fargo National Bank, as trustee (incorporated by reference in this report from Exhibit 4.1 of the Current Report on Form 8-K filed October 15, 2009)

4.3		—	Form of 6.00% Convertible Senior Note due 2014 (incorporated by reference in this report from Exhibit 4.2 of the Current Report on Form 8-K filed October 15, 2009)

10.1	†	—	Deferred Compensation Agreements dated March 10, 1986, amended July 24, 1990 and October 30, 1992, between the Registrant and certain executive officers (incorporated by reference in this report from Exhibit 10.2 of the Annual Report on Form 10-K for the year ended December 31, 1997)

10.2	†	—	Stewart Information Services Corporation 1999 Stock Option Plan (incorporated by reference in this report from Exhibit 10.3 of the Annual Report on Form 10-K for the year ended December 31, 1999)

10.3	†	—	Stewart Information Services Corporation 2002 Stock Option Plan for Region Managers (incorporated by reference in this report from Exhibit 10.4 of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2002)

10.4	†	—	Stewart Information Services Corporation 2005 Long-Term Incentive Plan, as amended and restated May 1, 2009 (incorporated by reference in this report from Exhibit 10.1 of the Current Report on Form 8-K filed May 5, 2009)

10.5	†	—	Stewart Information Services Corporation 2008 Strategic Incentive Pool Plan (incorporated by reference in this report from Exhibit 10.1 of the Current Report on Form 8-K dated May 9, 2008)

14.1		—	Code of Ethics for Chief Executive Officers, Principal Financial Officer and Principal Accounting Officer (incorporated by reference in this report from Exhibit 14.1 of the Annual Report on Form 10-K for the year ended December 31, 2004)

21.1	*	—	Subsidiaries of the Registrant

23.1	*	—	Consent of KPMG LLP, including consent to incorporation by reference of their reports into previously filed Securities Act registration statements

31.1	*	—	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	—	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	*	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit

32.1	*	—	Certification of Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	—	Certification of Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	*	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

†	Management contract or compensatory plan