Form 10-Q
period 2010-03-31
STEWART INFORMATION SERVICES CORP
filed 2010-05-05
CIK 94344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On May 5, 2010, the following shares of each of the issuer’s classes of common stock were outstanding:

Common, $1 par value	17,288,442
Class B Common, $1 par value	1,050,012

FORM 10-Q QUARTERLY REPORT
QUARTER ENDED MARCH 31, 2010

Item	Page
PART I — FINANCIAL INFORMATION

1. Financial Statements	1
2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
3. Quantitative and Qualitative Disclosures About Market Risk	23
4. Controls and Procedures	23

PART II — OTHER INFORMATION

1. Legal Proceedings	24
1A. Risk Factors	25
5. Other Information	25
6. Exhibits	25

Signature	26
EX-3.2
EX-31.1
EX-31.2
EX-31.3
EX-32.1
EX-32.2
EX-32.3
As used in this report, “we,” “us,” “our,” the “Company” and “Stewart” mean Stewart Information Services Corporation and our subsidiaries, unless the context indicates otherwise.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three Months
	Ended March 31,
	2010	2009
	($000 omitted, except per share)
Revenues
Title insurance:
Direct operations	129,505	142,538
Agency operations	202,571	166,770

Real estate information	11,542	7,365
Investment income	4,782	5,598
Investment and other gains (losses) — net	2,913	(8,812)

	351,313	313,459

Expenses
Amounts retained by agencies	168,735	137,416
Employee costs	114,103	114,706
Other operating expenses	64,387	66,775
Title losses and related claims	26,337	20,020
Depreciation and amortization	5,936	7,698
Interest	1,558	1,179

	381,056	347,794

Loss before taxes and noncontrolling interests	(29,743)	(34,335)
Income tax (benefit) expense	(1,538)	1,799

Net loss	(28,205)	(36,134)
Less net earnings attributable to noncontrolling interests	758	1,471

Net loss attributable to Stewart	(28,963)	(37,605)

Comprehensive loss:
Net loss	(28,205)	(36,134)
Other comprehensive earnings (loss), net of taxes of $1,484 and ($2,191)	1,990	(4,069)

Comprehensive loss	(26,215)	(40,203)
Less comprehensive earnings attributable to noncontrolling interests	758	1,471

Comprehensive loss attributable to Stewart	(26,973)	(41,674)

Basic and diluted average shares outstanding (000)	18,257	18,153

Basic and dilutive loss per share attributable to Stewart	(1.59)	(2.07)

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	March 31,	December 31,
	2010	2009
	($000 omitted)
Assets
Cash and cash equivalents	120,035	97,971
Cash and cash equivalents — statutory reserve funds	14,750	18,129

	134,785	116,100

Short-term investments	23,284	24,194

Investments in debt and equity securities available-for-sale, at fair value:
Statutory reserve funds	387,237	386,235
Other	72,533	79,969

	459,770	466,204
Receivables:
Notes	12,841	10,437
Premiums from agencies	37,083	42,630
Income taxes	212	46,228
Other	38,343	46,488
Allowance for uncollectible amounts	(20,519)	(20,501)

	67,960	125,282
Property and equipment, at cost
Land	8,468	8,468
Buildings	23,341	23,326
Furniture and equipment	267,377	271,234
Accumulated depreciation	(229,592)	(232,395)

	69,594	70,633

Title plants, at cost	77,401	78,421
Real estate, at lower of cost or net realizable value	3,368	3,578
Investments in investees, on an equity method basis	17,105	12,233
Goodwill	206,933	212,763
Intangible assets, net of amortization	8,935	6,406
Other assets	48,627	51,339
Investments — pledged, at fair value	192,379	202,007

	1,310,141	1,369,160

Liabilities
Notes payable	17,280	19,620
Convertible senior notes	64,207	64,163
Line of credit, at fair value	192,379	202,007
Accounts payable and accrued liabilities	91,423	101,881
Estimated title losses	492,864	503,475
Deferred income taxes	16,623	15,948

	874,776	907,094

Contingent liabilities and commitments

Stockholders’ equity
Common and Class B Common Stock and additional paid-in capital	146,477	145,530
Retained earnings	267,152	296,116
Accumulated other comprehensive earnings	12,950	10,960
Treasury stock — 476,227 common shares, at cost	(4,330)	(4,330)

Stockholders’ equity attributable to Stewart	422,249	448,276
Noncontrolling interests	13,116	13,790

Total stockholders’ equity (18,338,454 and 18,231,781 shares outstanding)	435,365	462,066

	1,310,141	1,369,160

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months
	Ended March 31,
	2010	2009
	($000 omitted)
Reconciliation of net loss to cash used by operating activities:
Net loss	(28,205)	(36,134)
Add (deduct):
Depreciation and amortization	5,936	7,698
Provision for bad debt	1,445	2,062
Investment and other (gains) losses — net	(2,913)	8,812
Payments for title losses in excess of provisions	(11,718)	(17,088)
Insurance recoveries of title losses	4,823	579
Decrease in receivables — net	57,444	21,226
(Increase) decrease in other assets — net	(736)	1,905
Decrease in payables and accrued liabilities — net	(13,664)	(19,098)
(Decrease) increase in net deferred income taxes	(809)	2,507
Net loss (earnings) from equity investees	238	(726)
Dividends received from equity investees	470	481
Other — net	1,292	822

Cash provided (used) by operating activities	13,603	(26,954)

Investing activities:
Proceeds from investments available-for-sale matured and sold	58,042	68,925
Purchases of investments available-for-sale	(44,949)	(25,862)
Proceeds from redemptions of investments — pledged	9,275	—
Purchases of property and equipment and title plants — net	(2,914)	(1,526)
Increases in notes receivable	(73)	(530)
Collections on notes receivable	166	282
Change in cash and cash equivalents due to sale and deconsolidation of subsidiaries (see below)	(1,844)	—
Cash paid for acquisitions of subsidiaries and other — net	(8)	(905)

Cash provided by investing activities	17,695	40,384

Financing activities:
Payments on notes payable	(2,161)	(29,181)
Payments on line of credit	(9,628)	(890)
Proceeds from notes payable	114	952
Distributions to noncontrolling interests	(1,003)	(1,706)

Cash used by financing activities	(12,678)	(30,825)

Effects of changes in foreign currency exchange rates	65	(586)

Increase (decrease) in cash and cash equivalents	18,685	(17,981)

Cash and cash equivalents at beginning of period	116,100	86,246

Cash and cash equivalents at end of period	134,785	68,265

Supplemental information:
Changes in financial statement amounts due to sale and deconsolidation of subsidiaries:
Note receivable	2,500	—
Investments in investees, on an equity method basis	5,316	—
Goodwill	(5,831)	—
Title plants	(1,048)	—
Property and equipment, net of accumulated depreciation	(1,560)	—
Intangible asset, net of amortization	2,827	—
Other — net	(878)	—
Liabilities	1,344	—
Noncontrolling interests	336	—
Investment and other (gains) losses — net	(1,162)	—

Change in cash and cash equivalents due to sale and deconsolidation of subsidiaries	1,844	—

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1
Interim financial statements. The financial information contained in this report for the three months ended March 31, 2010 and 2009, and as of March 31, 2010, is unaudited. This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
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
C. Reclassifications. Certain amounts in the 2009 interim financial statements have been reclassified for comparative purposes. Net losses, as previously reported, were not affected.
NOTE 2
Investments in debt and equity securities. The amortized costs and fair values follow:

	March 31, 2010		December 31, 2009
	Amortized	Fair	Amortized	Fair
	costs	values	costs	values
		($000 omitted)
Debt securities:
Municipal	49,258	51,332	55,788	58,222
Corporate and utilities	230,255	233,749	235,282	237,101
Foreign	149,450	149,233	141,376	140,993
U.S. Government	23,909	25,326	28,407	29,765
Mortgage-backed	112	87	112	86
Equity securities	12	43	12	37

	452,996	459,770	460,977	466,204

Gross unrealized gains and losses were:

	March 31, 2010		December 31, 2009
	Gains	Losses	Gains	Losses
	($000 omitted)
Debt securities:
Municipal	2,097	23	2,441	7
Corporate and utilities	4,721	1,226	4,056	2,238
Foreign	1,245	1,462	1,040	1,423
U.S. Government	1,460	44	1,419	60
Mortgage-backed	—	25	—	26
Equity securities	31	—	25	—

	9,554	2,780	8,981	3,754

Debt securities as of March 31, 2010 mature, according to their contractual terms, as follows (actual maturities may differ due to call or prepayment rights):

	Amortized	Fair
	costs	values
	($000 omitted)
In one year or less	17,834	18,062
After one year through five years	126,011	128,108
After five years through ten years	206,407	208,647
After ten years	102,620	104,823
Mortgage-backed	112	87

	452,984	459,727

As of March 31, 2010, gross unrealized losses on investments and the fair values of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were:

	Less than 12 months		More than 12 months		Total
	Losses	Fair values	Losses	Fair values	Losses	Fair values
			($000 omitted)
Debt securities:
Municipal	17	1,801	6	401	23	2,202
Corporate and utilities	1,154	94,901	72	2,784	1,226	97,685
Foreign	1,462	114,795	—	—	1,462	114,795
U.S. Government	40	5,398	4	118	44	5,516
Mortgage-backed	—	—	25	87	25	87

	2,673	216,895	107	3,390	2,780	220,285

The unrealized loss positions were primarily caused by interest rate fluctuations. The number of investments in an unrealized loss position as of March 31, 2010 was 85. Since the Company does not intend to sell and will more-likely-than-not maintain each debt security until its anticipated recovery, and no significant credit risk is deemed to exist, these investments are not considered other-than-temporarily impaired.

As of December 31, 2009, gross unrealized losses on investments and the fair values of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were:

	Less than 12 months		More than 12 months		Total
	Losses	Fair values	Losses	Fair values	Losses	Fair values
			($000 omitted)
Debt securities:
Municipal	—	—	7	353	7	353
Corporate and utilities	2,010	121,398	228	11,860	2,238	133,258
Foreign	1,423	13,911	—	—	1,423	13,911
U.S. Government	60	9,086	—	—	60	9,086
Mortgage-backed	—	—	26	86	26	86

	3,493	144,395	261	12,299	3,754	156,694

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
NOTE 3
Fair value measurements. The Fair Value Measurements and Disclosures Topic of the FASB ASC defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal, or most advantageous, market for the asset or liability in an orderly transaction between market participants at the measurement date. The Fair Value Measurements Topic establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs when possible. The three levels of inputs used to measure fair value are as follows:
•	Level 1 — quoted prices in active markets for identical assets or liabilities;

•	Level 2 — observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data; and

•	Level 3 — unobservable inputs that are supported by little or no market activity and that are significant to the fair values of the assets or liabilities, including certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

As of March 31, 2010, financial instruments measured at fair value on a recurring basis are summarized below:

				Fair value
	Level 1	Level 2	Level 3	measurements
	($000 omitted)
Short-term investments	23,284	—	—	23,284
Investments available-for-sale:
Debt securities:
Municipal	—	51,332	—	51,332
Corporate and utilities	—	233,749	—	233,749
Foreign	149,233	—	—	149,233
U.S. Government	25,326	—	—	25,326
Mortgage-backed	87	—	—	87
Equity securities	43	—	—	43
Investments — pledged	—	—	192,379	192,379
Line of credit	—	—	(192,379)	(192,379)
Cash settlement option of convertible senior notes	—	—	(51)	(51)

	197,973	285,081	(51)	483,003

As of March 31, 2010, Level 1 financial instruments consist of short-term investments, U.S. and foreign government bonds and equity securities. Level 2 financial instruments consist of municipal and corporate bonds. Level 3 financial instruments consist of auction rate securities, a related line of credit and a cash settlement option related to convertible senior notes.
Level 3 financial instruments are summarized below:

			Cash settlement
			option of
	Investments -		convertible senior
	pledged	Line of credit	notes
		($000 omitted)
December 31, 2009	202,007	(202,007)	(510)
Sold/redeemed	(9,628)	9,628	—
Realized gains	—	—	459

March 31, 2010	192,379	(192,379)	(51)

The Company accounts for the line of credit using the fair value option of the Financial Instruments Topic of the FASB ASC.
As of March 31, 2010, assets measured at fair value on a nonrecurring basis are summarized below:

	Level 3	Impairment loss recorded
	($000 omitted)
Cost-basis investments	1,819	(130)

The carrying amount of certain cost-basis investments exceeded their fair value and an impairment charge of $0.1 million was recorded in investment and other gains (losses) — net during the three months ended March 31, 2010. The valuations were based on the values of the underlying assets of the investee.
NOTE 4
Investment income. Gross realized investment and other gains and losses follows:

	For the Three Months
	Ended March 31,
	2010	2009
	($000 omitted)
Realized gains	3,194	1,130
Realized losses	(281)	(9,942)

	2,913	(8,812)

Expenses assignable to investment income were insignificant. There were no significant investments as of March 31, 2010 that did not produce income during the year.
Proceeds from the sales of investments available-for-sale follows:

	For the Three Months
	Ended March 31,
	2010	2009
	($000 omitted)
Proceeds from sales of investments available-for-sale	50,743	32,074
For the three months ended March 31, 2010, investment and other gains (losses) — net included realized gains of $1.2 million from the sale of debt and equity investments available-for-sale, $1.2 million from the sale of interests in subsidiaries and $0.5 million from the change in fair value for the cash settlement option related to the convertible senior notes.
For the three months ended March 31, 2009, investment and other gains (losses) — net included realized losses of $6.6 million from the impairment of equity method and cost-basis investments, $1.3 million from the impairment of equity securities available-for-sale and $1.0 million from office closure costs. The realized losses were partially offset by realized gains of $0.6 million from the sale of debt and equity investments available-for-sale.
NOTE 5
Share-based incentives. The Company accounts for its stock option plan in accordance with the Compensation — Stock Compensation Topic of the FASB ASC and uses the modified prospective method under which share-based compensation expense is recognized for new share-based awards granted, and any outstanding awards that are modified, repurchased or canceled subsequent to January 1, 2006. Compensation expense is based on the fair value of the options, which is estimated using the Black-Scholes Model. All options expire 10 years from the date of grant and are granted at the closing market price of the Company’s Common Stock on the date of grant. There are no unvested awards since all options are immediately exercisable.

There were no options granted during the three months ended March 31, 2010 and 2009 and, accordingly, no compensation expense has been reflected in the accompanying condensed consolidated financial statements.
A summary of the Company’s stock option plan follows:

		Weighted-average
	Options	exercise prices ($)
December 31, 2009	216,800	22.80
Forfeited	(33,100)	17.28

March 31, 2010	183,700	23.80

As of March 31, 2010, the weighted-average remaining contractual life of options outstanding was 3.1 years and there was no aggregate intrinsic value of dilutive options.
During the three months ended March 31, 2010, the Company granted 51,000 shares of fully vested, unrestricted Common Stock with a fair value of $0.7 million, which was recorded as compensation expense. During the same period, the Company also granted 37,000 shares of restricted Common Stock with a fair value of $0.5 million. The restricted Common Stock awards will vest at 20% over five years beginning March 10, 2010. Compensation expense associated with restricted stock awards will be recognized over this vesting period.
NOTE 6
Earnings per share. The Company’s basic earnings per share attributable to Stewart was calculated by dividing net loss attributable to Stewart by the weighted-average number of shares of Common Stock and Class B Common Stock outstanding during the reporting periods.
To calculate diluted earnings per share, net income and number of shares are adjusted for the effects of any dilutive shares. Using the if-converted method, net income is adjusted for interest expense, net of any tax effects, applicable to the Convertible Senior Notes. The number of shares is adjusted by adding the number of dilutive shares, assuming they are issued, during the same reporting period. The treasury stock method is used to calculate the dilutive number of shares related to the Company’s stock option plan.
As the Company reported a net loss for the three months ended March 31, 2010, there were no calculations of diluted per share amounts.
NOTE 7
Contingent liabilities and commitments. As of March 31, 2010, the Company was contingently liable for guarantees of indebtedness owed primarily to banks and others by certain third parties. The guarantees primarily relate to business expansion and expire no later than 2019. As of March 31, 2010, the maximum potential future payments on the guarantees amounted to $6.1 million. Management believes that the related underlying assets and available collateral, primarily corporate stock and title plants, would enable the Company to recover any amounts paid under the guarantees. The Company believes no reserve is needed since no payment is expected on these guarantees.

In the ordinary course of business the Company guarantees the third-party indebtedness of certain of its consolidated subsidiaries. As of March 31, 2010, the maximum potential future payments on the guarantees were not more than the related notes payable recorded in the condensed consolidated balance sheet. The Company also guarantees the indebtedness related to lease obligations of certain of its consolidated subsidiaries. The maximum future obligations arising from these lease-related guarantees are not more than the Company’s future minimum lease payments. In addition, as of March 31, 2010 the Company had unused letters of credit amounting to $8.5 million, primarily related to litigation bonds and workers’ compensation coverage.
NOTE 8
Segment information. The Company’s two reportable segments are title insurance-related services (Title) and real estate information (REI). Selected statement of operations information related to these segments follows:

	For the Three Months
	Ended March 31,
	2010	2009
	($000 omitted)
Revenues:
Title	339,771	306,094
REI	11,542	7,365

	351,313	313,459

Intersegment revenues:
Title	62	43
REI	553	857

	615	900

Depreciation and amortization:
Title	5,217	7,117
REI	719	581

	5,936	7,698

(Loss) earnings before taxes and noncontrolling interests:
Title	(31,199)	(29,458)
REI	1,456	(4,877)

	(29,743)	(34,335)

Selected balance sheet information as of March 31 and December 31, respectively, related to these segments follows:

	2010	2009
	($000 omitted)
Identifiable assets:
Title	1,259,944	1,314,787
REI	50,197	54,373

	1,310,141	1,369,160

Revenues generated in the United States and all international operations follows:

	For the Three Months
	Ended March 31,
	2010	2009
	($000 omitted)
United States	335,197	300,873
International	16,116	12,586

	351,313	313,459

NOTE 9
Regulatory and legal developments. On December 7, 2009, the Office of the Commissioner of Insurance for the state of Georgia issued a press release alleging that Stewart Title Guaranty Company violated Georgia’s insurance laws between January 1, 2003 and September 30, 2007. A show-cause hearing was ordered, which was eventually scheduled for April 12, 2010. Prior to commencement of the hearing, the Company entered into a settlement agreement with the Commissioner of Insurance, which will result in a Consent Order. Most of the significant charges against the Company were dropped as part of the settlement. However, the Company agreed to pay a fine, engage in a premium tax audit and enter into a corrective action plan, which essentially memorializes conduct and procedures with regard to charging for products, which the Company instituted in April 2009. Neither the settlement or fine nor the outcome of the premium tax audit is expected to materially affect the Company’s consolidated financial condition or results of operations.
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
The Company is also subject to various other administrative actions and inquiries into its conduct of business in certain of the states in which it operates. While the Company cannot predict the outcome of the various regulatory and administrative matters, it believes that it has adequately reserved for the matters referenced above and that any outcome will not materially affect its consolidated financial condition or results of operations.
In January 2009, an action was filed by individuals against Stewart Title Guaranty Company, Stewart Title of California, Inc., Cuesta Title Company and others in the Superior Court of California for the County of San Luis Obispo alleging that the plaintiffs have suffered damages relating to loans they made through Hurst Financial Corporation to an individual named Kelly Gearhart and entities controlled by Gearhart. Gearhart and Hurst have filed for bankruptcy. Thereafter, several other lawsuits, including a lawsuit filed by several hundred individuals, were filed in San Luis Obispo Superior Court making similar allegations. The defendants vary from case to case but Stewart Information Services Corporation, Stewart Title Company and Stewart Title Insurance Company have been sued in at least one of the cases. Each of the complaints alleges some combination of the following purported causes of action: breach of contract, negligence, fraud, aiding and abetting fraud, constructive fraud, breach of fiduciary duty, breach of implied covenant of good faith and fair dealing, financial elder abuse, violation of California Business and Professions Code Section 17200, violation of Racketeer Influenced and Corrupt Organizations Act, conversion, conspiracy, alter ego, specific performance and declaratory relief. The Company has demurred to the complaints in the actions where responses to the complaints have been due, and the Court has sustained the Company’s demurrers while granting plaintiffs leave to amend. The Company intends to vigorously defend itself against the allegations and does not believe that the outcome of these matters will materially affect its consolidated financial condition or results of operations.

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
Complaints were subsequently filed in the United States District Courts for the Eastern and Southern Districts of New York and in the United States District Courts in Pennsylvania, New Jersey, Ohio, Florida, Massachusetts, Arkansas, California, Washington, West Virginia, Texas and Delaware. All of the complaints make similar allegations, except that certain of the complaints also allege violations of the Real Estate Settlement Procedures Act and various state antitrust and consumer protection laws. The complaints generally request treble damages in unspecified amounts, declaratory and injunctive relief and attorneys’ fees. To date, 78 such complaints have been filed, each of which names the Company and/or one or more of its affiliates as a defendant (and have been consolidated in the aforementioned states), of which seven have been voluntarily dismissed.
As of April 15, 2010, the Company has obtained dismissals of the claims in Arkansas, California, Delaware (where plaintiffs then filed an amended complaint for injunctive relief only), Florida, Massachusetts, New Jersey (where plaintiffs filed an amended complaint for injunctive relief only), New York, Ohio, Pennsylvania (where plaintiffs may pursue injunctive relief only), Texas and Washington. The Company is awaiting decisions on motions to dismiss in Delaware, New Jersey and West Virginia (where all proceedings have been stayed and the docket closed) and have moved for summary judgment on the claims for injunctive relief in Pennsylvania. The dismissals in New York and Texas have been affirmed by the United States Courts of Appeals for the Second and Fifth Circuits, respectively. Although the Company cannot predict the outcome of these actions, it intends to vigorously defend itself against the allegations and does not believe that the outcome will materially affect its consolidated financial condition or results of operations.
The Company is also subject to claims and lawsuits arising in the ordinary course of its business, most of which involve disputed policy claims. In some of these lawsuits, the plaintiff seeks exemplary or treble damages in excess of policy limits based on the alleged malfeasance of an issuing agency. The Company does not expect that any of these proceedings will have a material adverse effect on its consolidated financial condition or results of operations. Along with the other major title insurance companies, the Company is party to a number of class action lawsuits concerning the title insurance industry. The Company believes that it has adequate reserves for the various litigation matters and contingencies discussed above and that the likely resolution of these matters will not materially affect its consolidated financial condition or results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MANAGEMENT’S OVERVIEW
We reported a net loss attributable to Stewart of $29.0 million for the three months ended March 31, 2010 compared with a net loss attributable to Stewart of $37.6 million for the same period in 2009. On a basic and diluted per share basis, our net loss attributable to Stewart was $1.59 for the first three months of 2010 compared with a net loss attributable to Stewart of $2.07 for the first three months of 2009. Revenues were $351.3 million for the three months ended March 31, 2010 compared with $313.5 million for the three months ended March 31, 2009.

The first quarter, historically a challenging period due to seasonally-low housing sales, was further impacted in January and February by poor weather conditions that reduced orders, and ultimately closings, in the period. Also, the newly revised and expanded HUD-1 rules initially delayed orders and closings early in the first quarter negatively impacting the first quarter but closings should improve in the second quarter. In addition, refinance volume decreased in the first quarter of 2010 compared to the first quarter of 2009 as the available pool of potential homeowners, who have not refinanced at historically low interest rates, decreased. Also impacting refinance transaction levels are borrowers failing underwriting standards due to poor creditworthiness or being underwater on their loans due to declining home values. Rising interest rates and continuing shrinkage in refinance volumes are expected during the remainder of 2010. Existing and new home sales, however, are expected to rise in 2010. As the year progresses, this shift in the mix of types of mortgage originations is expected to improve the overall revenue achieved per closing, which will be partially offset by lower revenues per transaction as a result of lower real estate values, as compared to the prior year.
Orders for the first quarter of 2010 were impacted by the $8,000 homebuyer tax credit that was originally scheduled to expire at the end of November 2009. Some sales that normally would have occurred in early 2010 were accelerated into last November. This homebuyer credit has been temporarily extended by Congress, but required contracts to be signed by April 30, 2010 and closed by June 30, 2010. Monthly order counts are reflecting this incentive, with March orders on a per day basis up 5.9% from February.
CRITICAL ACCOUNTING ESTIMATES
Actual results can differ from our accounting estimates. While we do not anticipate significant changes in our estimates, there is a risk that such changes could have a material impact on our consolidated financial condition or results of operations for future periods.
Title loss reserves
Our most critical accounting estimate is providing for title loss reserves. Our liability for estimated title losses as of March 31, 2010 comprises both known claims ($155.0 million) and our estimate of claims that may be reported in the future ($337.9 million). The amount of the reserve represents the aggregate future payments (net of recoveries) that we expect to incur on policy and escrow losses and in costs to settle claims.
Provisions for title losses, as a percentage of title operating revenues, were 7.9% and 6.5% for the three months ended March 31, 2010 and 2009, respectively. Actual loss payment experience, including the impact of large losses, is the primary reason for increases or decreases in our loss provision. A change of 100 basis points in this percentage, a reasonably likely scenario based on our historical loss experience, would have increased or decreased our provision for title losses and pretax operating results approximately $3.3 million for the three months ended March 31, 2010.
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
Internal controls relating to independent agencies include, but are not limited to, pre-signing and periodic audits, site visits and reconciliations of policy inventories and premiums. The audits and site visits cover examination of the escrow account bank reconciliations and an examination of a sample of closed transactions. In some instances, we are limited in our scope by attorney agents who cite client confidentiality. Certain states have mandated a requirement for annual reviews of all agents by their underwriter. We also determine whether our independent agencies have appropriate internal controls as defined by the American Land Title Association and us. However, even with adequate internal controls in place, their effectiveness can be circumvented by collusion or improper management override at the independent agencies. To aid in the selection of agencies to review, we have developed an agency risk model that aggregates data from different areas to identify possible problems. This is not a guarantee that all agencies with deficiencies will be identified. In addition, we are typically not the only underwriter for which an independent agency issues policies, and agencies may not always provide complete financial records for our review.

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
Our accruals for revenues on unreported policies from agencies were not material to our consolidated assets or stockholders’ equity as of March 31, 2010 and December 31, 2009. The differences between the amounts our agencies have subsequently reported to us compared to our estimated accruals are substantially offset by any differences arising from prior years’ accruals and have been immaterial to consolidated assets and stockholders’ equity during each of the three prior years. We believe our process provides the most reliable estimate of the unreported revenues on policies and appropriately reflects the trends in agency policy activity.
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
We also evaluate the carrying values of title plants and other long-lived assets when events occur that may indicate impairment. The process of determining impairment for our goodwill and other long-lived assets relies on projections of future cash flows, operating results, discount rates and overall market conditions, including our market capitalization. Uncertainties exist in these projections and they are subject to changes relating to factors such as interest rates and overall real estate and financial market conditions, our market capitalization and overall stock market performance. Actual market conditions and operating results may vary materially from our projections.

Based on this evaluation, we estimate and expense to current operations any loss in value of these assets. As part of our process, we obtain input from third-party appraisers regarding the fair value of our reporting units. While we are responsible for assessing whether an impairment of goodwill exists, we utilize the input from third-party appraisers to assess the overall reasonableness of our conclusions. There were no material impairment write-offs of goodwill or other long-lived assets during the three months ended March 31, 2010 or 2009.
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
Factors affecting revenues. The principal factors that contribute to changes in operating revenues for our title and REI segments include:
•	mortgage interest rates;

•	ratio of purchase transactions compared with refinance transactions;

•	ratio of closed orders to open orders;

•	home prices;

•	consumer confidence;

•	demand by buyers;

•	number of households;

•	availability of loans for borrowers;

•	premium rates;

•	market share;

•	opening of new offices and acquisitions;

•	number of commercial transactions, which typically yield higher premiums; and

•	government or regulatory initiatives, including tax incentives
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
RESULTS OF OPERATIONS
Comparisons of our results of operations for the three months ended March 31, 2010 with the three months ended March 31, 2009 follow. Factors contributing to fluctuations in our results of operations are presented in the order of their monetary significance and we have quantified, when necessary, significant changes. Results from our REI segment are included in our discussions regarding the three months ended March 31, 2010 since those amounts are not material in relation to consolidated totals. When relevant, we have discussed our REI segment’s results separately.
Our statements on home sales and loan activity are based on published industry data from sources including Fannie Mae, the National Association of Realtors®, the Mortgage Bankers Association and Freddie Mac. We also use information from our direct operations.

Operating environment. Data as of March 2010 compared with the same period in 2009 indicates annualized sales of new homes, seasonally adjusted, increased 23.8%, and sales of existing homes, seasonally adjusted, increased 16.1%. March 2010 existing home sales were a seasonally adjusted annual rate of 5.35 million versus 4.61 million a year earlier. The increase in existing home sales is primarily due to improved affordability of homes, including lower interest rates, home prices and the first-time homebuyer tax credit, which was originally set to expire in November 2009. This homebuyer credit has been temporarily extended by Congress, but required contracts to be signed by April 30, 2010, and closed by June 30, 2010. One-to-four family residential lending decreased from an estimated $476 billion in the first quarter of 2009 to $406 billion in the fourth quarter of 2009 (most recent data available), primarily driven by an estimated $120 billion decrease in refinancing originations from the first quarter of 2009 to the fourth quarter of 2009 (most recent data available). Commercial lending activity industry-wide improved by 12% from the fourth quarter of 2009 (most recent data available) compared with the same period of 2008.
According to Fannie Mae and other industry experts, the real estate and related lending markets continue to face challenges due to weakened consumer confidence. Although purchase originations are expected to improve in 2010 compared to 2009, refinance originations are expected to be much lower in 2010 compared to 2009 causing total originations to decrease for 2010 compared to 2009.
Title revenues. Revenues from direct title operations decreased $13.0 million, or 9.1%, in the first quarter of 2010 compared to the first quarter of 2009. Revenues from our core title operations decreased for the first quarter of 2010 compared to the first quarter of 2009, partially due to the sale and deconsolidation of several subsidiaries, and also due to significantly fewer refinancing transactions. The largest revenue decreases were in Texas, Utah and California. These revenue decreases were offset by improvements in our international and commercial revenues for the first quarter of 2010 compared to the first quarter of 2009. Revenues from commercial and other large transactions increased $4.4 million, or 29.1%, in the first quarter of 2010 compared to the first quarter of 2009.
Direct orders closed decreased 27.2% in the first quarter of 2010 compared to the first quarter of 2009 although the average revenue per closing increased 25.9% in the first quarter of 2010 compared to the first quarter of 2009. Our decrease in direct orders closed and increase in average revenue per closing is driven by a mix of orders, with the first quarter of 2010 experiencing more large commercial closings and fewer residential refinancing closings than in the first quarter of 2009. Also, the newly revised and expanded HUD-1 rules initially delayed orders and closings early in the first quarter negatively impacting the first quarter but closings should improve in the second quarter. On average, refinance premium rates are 60% of the title premium revenue of a similarly priced sale transaction. Direct operating revenues, excluding large commercial policies, decreased 12.9% in the first quarter of 2010 compared to the first quarter of 2009. The average revenue per closing, excluding large commercial policies, increased 19.7% in the first quarter of 2010 compared to the first quarter of 2009.
Revenues from independent agencies increased $35.8 million, or 21.5%, in the first quarter of 2010 compared to the first quarter of 2009. This increase is largely due to the addition of new, higher-remitting, lower-risk agencies, as well as significant increases in revenues from existing agencies. The largest increases in revenues from agencies during the three months ended March 31, 2010 were in California, New Jersey, Washington and Virginia.
Since the beginning of the current downturn in real estate markets across the country, the average selling prices of homes have fallen 23.9% from August 2007 to March 31, 2010, which has resulted in lower premium revenue per resale closing. As a consequence, in 2009 we began a review of our premium rates in all states. Where possible, we are seeking to raise rates or to modify agency splits (the percent of premium paid to the underwriter compared to the amount retained by the agency) to levels necessary to improve profitability from our agency operations. To date, we have increased title premium rates or have increases pending in 28 states. In July 2009, the New Mexico Superintendent of Insurance announced the findings of a 2008 hearing on premiums and agency splits and awarded a 10.7% premium rate increase effective August 1, 2009, and an increase in the remittance rate on residential transactions from 19% to 20% from agencies to underwriters.

REI revenues. Real estate information operating revenues increased $4.2 million, or 56.7%, in the first quarter of 2010 compared to the first quarter of 2009. The increase was primarily due to a significant rise in our loan modification services.
Investment income. Investment income decreased $0.8 million, or 14.6%, in the first quarter of 2010 compared to the first quarter of 2009, primarily due to decreases in the average invested balances. Certain investment gains and losses, which are included in our results of operations in investment and other losses — net, were realized as part of the ongoing management of our investment portfolio for the purpose of improving performance.
For the three months ended March 31, 2010, investment and other gains (losses) — net included realized gains of $1.2 million from the sale of debt and equity investments available-for-sale, $1.2 million from the sale of interests in subsidiaries and $0.5 million from the change in fair value for the cash settlement option related to the convertible senior notes.
For the three months ended March 31, 2009, investment and other gains (losses) — net included realized losses of $6.6 million from the impairment of equity method and cost-basis investments, $1.3 million from the impairment of equity securities available-for-sale and $1.0 million from office closure costs. The realized losses were partially offset by realized gains of $0.6 million from the sale of debt and equity investments available-for-sale.
Retention by agencies. Amounts retained by title agencies are based on agreements between agencies and our title underwriters. This retention percentage may vary from year-to-year due to the geographical mix of agency operations, the volume of title revenues and, in some states, laws or regulations. On average, amounts retained by independent agencies, as a percentage of revenues generated by them, were 83.3% and 82.4% in the first quarters of 2010 and 2009, respectively. The increase in the first quarter of 2010 compared to the first quarter of 2009 is primarily due to the uneven recovery of real estate markets across the nation; those states with higher agency retention percentages have experienced a disproportionate increase in transaction activity. As markets recover nationally, we expect the mix of agency business to normalize, resulting in lower average retention percentages in the aggregate. In addition, we are actively modifiying remittance rates with many of our independent agents, increasing the amount of premiums remitted by our independent agents to our underwriters.
Employee costs. Our employee costs and certain other operating expenses are sensitive to inflation. Employee costs for the combined business segments were relatively flat in the first quarter of 2010 compared to the first quarter of 2009. Total employee costs were reduced in the first quarter of 2010 compared to the first quarter of 2009 due to the sale and deconsolidation of several subsidiaries but were partially offset by increases in state unemployment tax rates in certain states. We reduced our employee count company-wide by approximately 40 (excluding the impact of deconsolidation of several subsidiaries) since the beginning of 2010. To help manage employee costs in a market with temporarily-reduced transaction volume and with expectation that closings will increase between now and July, we reduced employee hours in many markets to four day work weeks rather than eliminating positions.
In our REI segment, total employee costs increased $1.1 million, or 20.0%, in the first quarter of 2010 compared to the first quarter of 2009, primarily due to increases in staffing related to our mortgage modification services.

Other operating expenses. Other operating expenses include costs that are fixed in nature (such as rent and technology infrastructure), costs that follow, to varying degrees, changes in transaction volumes and revenues (such as premium taxes and outside search fees) and costs that fluctuate independently of revenues (such as professional fees, business promotion and travel, bad debt expense, etc.). Other operating expenses for the combined business segments decreased $2.4 million, or 3.6%, in the first quarter of 2010 compared to the first quarter of 2009, primarily due to lower rent and other occupancy expenses, bad debt expenses and promotion costs. The decreases were offset partially by increases in technology costs due to implementation of our enterprise systems and premium taxes, which increased due to higher revenues and increases in premium tax rates in certain states. In the first quarter of 2009, premium taxes were favorably impacted by a $3.0 million credit relating to a reversal of an accrual for a legal matter resolved in our favor in the first quarter of 2009.
Other operating expenses also include title plant expenses, title plant rent, attorney fees, general supplies, auto and airplane expenses, copy supplies, repairs and maintenance, telephone, equipment rental, postage, insurance, travel, professional fees, certain REI expenses, delivery fees, outside search fees and litigation.
Title losses. Provisions for title losses, as a percentage of title operating revenues, were 7.9% and 6.5% for the first quarters of 2010 and 2009, respectively. The first quarter of 2009 included a $2.6 million insurance recovery on a previously recognized agency defalcation.
Income taxes. Our effective tax rates, based on losses before taxes and after deducting noncontrolling interests (losses of $30.5 million and $35.8 million for the three months ended March 31, 2010 and 2009, respectively), were 5.0% and (5.0%) for the quarters ended March 31, 2010 and 2009, respectively. Our effective income tax rate for the first quarter of 2010 was significantly impacted by a $7.2 million increase in the valuation allowance against our deferred tax assets. The valuation allowance will be evaluated for reversal, subject to certain potential limitations, as we return to profitability. The income tax benefit recorded in the first quarter of 2010 is primarily related to foreign taxes partially offset by state taxes and subsidiaries not included in our consolidated federal tax return.
Our effective income tax rate for the three months ended March 31, 2009 was significantly impacted by a valuation allowance against our deferred tax assets. Our 2009 annual effective tax rate was 27.9%.
LIQUIDITY
Our liquidity and capital resources represent our ability to generate cash flow to meet our obligations to our shareholders, customers (payments to satisfy claims on title policies), vendors, employees, lenders and others. As of March 31, 2010, our cash and investments, including amounts reserved pursuant to statutory requirements, aggregated $617.8 million.
A substantial majority of our consolidated cash and investments as of March 31, 2010 was held by Stewart Title Guaranty Company (Guaranty) and its subsidiaries. The use and investment of these funds, dividends to the holding company, and cash transfers between Guaranty and its subsidiaries and the holding company are subject to certain legal and regulatory restrictions. In general, Guaranty may use its cash and investments in excess of its legally-mandated statutory premium reserve (established in accordance with requirements under Texas law) to fund its insurance operations, including claims payments. Guaranty may also, subject to certain limitations and upon regulatory approval, pay dividends to the holding company and/or provide funds to its subsidiaries (whose operations consist principally of field title offices) for their operating and debt service needs.

A summary of our net consolidated cash flows for the three months ended March 31 follows:

	2010	2009
	(dollars in millions)
Net cash provided (used) by operating activities	13.6	(27.0)
Net cash provided by investing activities	17.7	40.4
Net cash used by financing activities	(12.7)	(30.8)
Operating activities
Our principal sources of cash from operations are premiums on title policies, title service-related transactions and loan modification services. Our independent agencies remit cash to us net of their contractual retention. Our principal cash expenditures for operations are employee costs, operating costs and title claims payments.
Our improved cash flow from operations for the first quarter of 2010 compared to the first quarter of 2009 was primarily due to the receipt of a $50.9 million income tax refund, which was reflected as a receivable at December 31, 2009. Excluding the impact of this cash receipt, net cash used in operations was essentially the same as in the prior year. Revenues from direct operations fell from the first quarter of 2009 due to the reasons discussed above in “results of operations — title revenues.” Although revenues from agency operations increased 21.5% in the first quarter of 2010 compared with the first quarter of 2009, cash remittances from independent agencies typically lag remittances from our owned title offices. Also, the increase in average agency retention rate from 82.4% for the first quarter of 2009 to 83.3% for the first quarter of 2010 results in less cash being remitted than had the average rate remained unchanged.
Our business continues to be labor intensive, although we have made significant progress in automating our services. We have centralized order processing into Regional Production Centers, which allows us to more easily adjust staffing levels as order volumes fluctuate. There are typically delays between changes in market conditions and changes in staffing levels; therefore, employee costs do not change at the same rate as revenues change. Further, we incur costs based on total orders received, while our revenues are earned based on orders actually closed. A decline in closing ratios from historical trends will have an adverse impact on operating results and, consequently, on cash flows. We reduced our number of employees by approximately 40 during the first quarter of 2010; we believe that the decline in closed orders during the first quarter was partially caused by delays due to the new HUD-1 rules and, thus, we chose not to make permanent staff reductions in anticipation of higher transaction volume in the second quarter. However, to help manage employee costs until an increase in transaction volume occurs, we reduced employee hours in many markets to four day work weeks rather than eliminating positions.
Cash payments on title claims for the first quarters of 2010 and 2009 were $38.1 million and $36.5 million, respectively. Claims payments remain elevated as payments are made on previously accrued title losses. Claim payments made during the first quarter 2010 and 2009 include $9.5 million and $4.6 million, respectively, on large title claims. Also, more than 65% of total claim payments relating to independent agents made in the first quarter of 2010 were for losses arising from now-canceled independent agents. As the losses from those agents are paid out, we expect the overall amount of cash paid on title claims to decline.
The insurance regulators of the states in which our underwriters are domiciled require our statutory premium reserves to be fully funded, segregated and invested in high-quality securities and short-term investments. As of March 31, 2010, cash and investments funding the statutory premium reserve aggregated $402.0 million and our statutory estimate of claims that may be reported in the future totaled $337.9 million. In addition to this restricted cash and investments, we had unrestricted cash and investments (excluding equity method investments) of $119.5 million, which are available for underwriter operations, including claims payments.

Investing activities
Cash from investing activities was generated principally by proceeds from investments matured and sold in the amounts of $58.0 million and $68.9 million for the first quarters of 2010 and 2009, respectively. We used cash for the purchases of investments in the amounts of $44.9 million and $25.9 million for the first quarters of 2010 and 2009, respectively. The cash from sales and maturities not reinvested was used principally to fund operations and, to a lesser extent, reduce notes payable.
Capital expenditures were $2.9 million and $1.5 million for the first quarters of 2010 and 2009, respectively. Capital expenditures declined significantly from prior year levels since almost no new offices were opened for the first three months of 2010 and 2009 due to poor economic conditions and we sharply curtailed spending in all other areas. We expect that capital expenditures will continue at the prior year level as we continue to aggressively manage cash flow. We have no material commitments for capital expenditures.
During 2008, we purchased $241.5 million of investments from our exchanger funds. To fund these purchases, we drew $241.5 million under the related line of credit and pledged the investments to secure the line. Under the terms of the line of credit and related settlement agreement, we expect to repay it by June 30, 2010 by surrendering the related investments — pledged. Prior to June 30, 2010, any redemptions by the issuers of the investments owned by us will be utilized to reduce the corresponding line of credit. During the first quarter of 2010, issuers of the investments redeemed $9.3 million, thereby, reducing the principal amount of investments — pledged. The related line of credit was reduced by proceeds from the investments redeemed plus excess interest earned aggregating $9.6 million and $0.9 million for the first quarters of 2010 and 2009, respectively, which is included in cash flows from financing activities.
Financing activities
We repaid $2.2 million and $29.2 million of debt in accordance with the underlying terms of the debt instruments for the three months ended March 31, 2010 and 2009, respectively. Maturities of debt outstanding for the remainder of 2010 aggregate approximately $14.3 million, and will be paid using available cash.
Effect of changes in foreign currency rates
The effect of changes in foreign currency rates on the consolidated statements of cash flows was a net increase in cash and cash equivalents of $0.1 million for the first quarter of 2010 as compared to a decrease of $0.6 million for the first quarter of 2009. Our principal foreign operating unit is in Canada, and the value of the U.S. dollar relative to the Canadian dollar was relatively unchanged during the first quarter of 2010.
***********
Throughout 2009 and continuing into 2010, we have worked to increase title premium rates charged and premium remittance rates to our underwriters. As of the end of the first quarter 2010, we have increased title premium rates, or have increases pending, in 28 states. In addition, we have renegotiated remittance rates with many of our independent agents, increasing the amount of premium retained by our underwriter. We anticipate improved operating results, and thus cash flow, in 2010 from the impact of these actions and will continue to seek rate increases or modify agency splits where possible.
Due to the significant cash savings from the actions taken in 2009 and based on our available cash and investments as well as our expected operating results during the remainder of 2010, we believe we have sufficient liquidity to meet the cash needs of our ongoing operations.

Contingent liabilities and commitments. As of March 31, 2010, we were contingently liable for guarantees of indebtedness owed primarily to banks and others by certain third parties. The guarantees primarily relate to business expansion and expire no later than 2019. As of March 31, 2010, the maximum potential future payments on the guarantees amounted to $6.1 million. We believe that the related underlying assets and available collateral, primarily corporate stock and title plants, would enable us to recover any amounts paid under the guarantees. We believe no reserve is needed since no payment is expected on these guarantees.
In the ordinary course of business we guarantee the third-party indebtedness of certain of our consolidated subsidiaries. As of March 31, 2010, the maximum potential future payments on the guarantees were not more than the related notes payable recorded in our condensed consolidated balance sheet. We also guarantee the indebtedness related to lease obligations of certain of our consolidated subsidiaries. The maximum future obligations arising from these lease-related guarantees are not more than our future minimum lease payments. In addition, as of March 31, 2010, we had unused letters of credit amounting to $8.5 million, primarily related to litigation bonds and workers’ compensation coverage.
Capital resources. We consider our capital resources to be adequate. However, if we determine that supplemental debt or equity funding is warranted to provide additional liquidity for unforeseen circumstances, we may pursue those sources of cash. Other than scheduled maturities of debt, operating lease payments and anticipated claims payments in 2010, we have no material commitments. Total debt and stockholders’ equity were $81.5 million (excluding a fully-funded and collateralized line of credit of $192.4 million, which we do not consider as debt), and $435.4 million, respectively, as of March 31, 2010. We expect that cash flows from operations and cash available from our underwriters, subject to regulatory restrictions, will be sufficient to fund our operations, including claims payments. However, to the extent that these funds are not sufficient, we may be required to borrow funds on terms less favorable than we currently have, or seek funding from the equity market, which may be on terms that are dilutive to existing shareholders.
Other-than-temporary impairments of investments. For the three months ended March 31, 2009, we recorded impairment charges of $1.3 million relating to investments available-for-sale.
Other comprehensive earnings (loss). Unrealized gains and losses on investments and changes in foreign currency exchange rates are reported net of deferred taxes in accumulated other comprehensive earnings, a component of stockholders’ equity, until realized. For the three months ended March 31, 2010, net unrealized investment gains of $1.0 million, which decreased our comprehensive loss, were primarily related to temporary increases in market values of corporate bond investments. For the three months ended March 31, 2009, net unrealized investment losses of $2.5 million, which increased our comprehensive loss, were related to temporary decreases in market values of corporate and government bond investments, partially offset by increases in municipal bond and equity investments. Changes in foreign currency exchange rates, primarily related to our Canadian operations, decreased comprehensive loss by $1.0 million, net of taxes, for the three months ended March 31, 2010 and increased comprehensive loss $1.5 million, net of taxes, for the three months ended March 31, 2009.
Off-balance sheet arrangements. We do not have any material source of liquidity or financing that involves off-balance sheet arrangements, other than our contractual obligations under operating leases. We also routinely hold funds in segregated escrow accounts pending the closing of real estate transactions and have qualified intermediaries in tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code. The Company holds the proceeds from these transactions until a qualifying exchange can occur. See Note 18 in our Annual Report on Form 10-K for the year ended December 31, 2009.

Forward-looking statements. Certain statements in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to future, not past, events and often address our expected future business and financial performance. These statements often contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “will” or other similar words. Forward-looking statements by their nature are subject to various risks and uncertainties that could cause our actual results to be materially different than those expressed in the forward-looking statements. These risks and uncertainties include, among other things, the severity and duration of current financial and economic conditions; continued weakness or further adverse changes in the level of real estate activity; changes in mortgage interest rates, existing and new home sales, and availability of mortgage financing; our ability to respond to and implement technology changes, including the completion of the implementation of our enterprise systems; the impact of unanticipated title losses on the need to further strengthen our policy loss reserves; any effect of title losses on our cash flows and financial condition; the impact of our increased diligence and inspections in our agency operations; changes to the participants in the secondary mortgage market and the rate of refinancings that affect the demand for title insurance products; regulatory non-compliance, fraud or defalcations by our title insurance agents or employees; our ability to timely and cost-effectively respond to significant industry changes and introduce new products and services; the impact of changes in governmental and insurance regulations, including any future reductions in the pricing of title insurance products and services; dependence on our operating subsidiaries as a source of cash flow; the continued realization of expected savings resulting from our expense reduction steps taken since 2008; our ability to access the equity and debt financing markets when and if needed; our ability to grow our international operations; and our ability to respond to the actions of our competitors. These risks and uncertainties, as well as others, are discussed in more detail in our documents filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2009 and our Current Reports on Form 8-K. We expressly disclaim any obligation to update any forward-looking statements contained in this report to reflect events or circumstances that may arise after the date hereof, except as may be required by applicable law.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes during the quarter ended March 31, 2010 in our investment strategies, types of financial instruments held or the risks associated with such instruments that would materially alter the market risk disclosures made in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 4.	Controls and Procedures
Our principal executive officers and principal financial officer carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2010, have concluded that, as of such date, our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are adequate and effective.
There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. As a result, no corrective actions were required or undertaken.
All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal controls over financial reporting also can be circumvented by collusion or improper management override. Due to such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal controls over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
On December 7, 2009, the Office of the Commissioner of Insurance for the state of Georgia issued a press release alleging that Stewart Title Guaranty Company violated Georgia’s insurance laws between January 1, 2003 and September 30, 2007. A show-cause hearing was ordered, which was eventually scheduled for April 12, 2010. Prior to commencement of the hearing, we entered into a settlement agreement with the Commissioner of Insurance, which will result in a Consent Order. Most of the significant charges against us were dropped as part of the settlement. However, we agreed to pay a fine, engage in a premium tax audit and enter into a corrective action plan, which essentially memorializes conduct and procedures with regard to charging for products, which we instituted in April 2009. Neither the settlement or fine nor the outcome of the premium tax audit is expected to materially affect our consolidated financial condition or results of operations.
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
We are also subject to various other administrative actions and inquiries into our conduct of business in certain of the states in which we operate. While we cannot predict the outcome of the various regulatory and administrative matters, we believe that we have adequately reserved for the matters referenced above and that any outcome will not materially affect our consolidated financial condition or results of operations.
In January 2009, an action was filed by individuals against Stewart Title Guaranty Company, Stewart Title of California, Inc., Cuesta Title Company and others in the Superior Court of California for the County of San Luis Obispo alleging that the plaintiffs have suffered damages relating to loans they made through Hurst Financial Corporation to an individual named Kelly Gearhart and entities controlled by Gearhart. Gearhart and Hurst have filed for bankruptcy. Thereafter, several other lawsuits, including a lawsuit filed by several hundred individuals, were filed in San Luis Obispo Superior Court making similar allegations. The defendants vary from case to case but Stewart Information Services Corporation, Stewart Title Company and Stewart Title Insurance Company have been sued in at least one of the cases. Each of the complaints alleges some combination of the following purported causes of action: breach of contract, negligence, fraud, aiding and abetting fraud, constructive fraud, breach of fiduciary duty, breach of implied covenant of good faith and fair dealing, financial elder abuse, violation of California Business and Professions Code Section 17200, violation of Racketeer Influenced and Corrupt Organizations Act, conversion, conspiracy, alter ego, specific performance and declaratory relief. We have demurred to the complaints in the actions where responses to the complaints have been due, and the Court has sustained our demurrers while granting plaintiffs leave to amend. We intend to vigorously defend ourselves against the allegations and do not believe that the outcome of these matters will materially affect our consolidated financial condition or results of operations.
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

Complaints were subsequently filed in the United States District Courts for the Eastern and Southern Districts of New York and in the United States District Courts in Pennsylvania, New Jersey, Ohio, Florida, Massachusetts, Arkansas, California, Washington, West Virginia, Texas and Delaware. All of the complaints make similar allegations, except that certain of the complaints also allege violations of the Real Estate Settlement Procedures Act and various state antitrust and consumer protection laws. The complaints generally request treble damages in unspecified amounts, declaratory and injunctive relief and attorneys’ fees. To date, 78 such complaints have been filed, each of which names us and/or one or more of our affiliates as a defendant (and have been consolidated in the aforementioned states), of which seven have been voluntarily dismissed.
As of April 15, 2010, we have obtained dismissals of the claims in Arkansas, California, Delaware (where plaintiffs then filed an amended complaint for injunctive relief only), Florida, Massachusetts, New Jersey (where plaintiffs filed an amended complaint for injunctive relief only), New York, Ohio, Pennsylvania (where plaintiffs may pursue injunctive relief only), Texas and Washington. We are awaiting decisions on motions to dismiss in Delaware, New Jersey and West Virginia (where all proceedings have been stayed and the docket closed) and have moved for summary judgment on the claims for injunctive relief in Pennsylvania. The dismissals in New York and Texas have been affirmed by the United States Courts of Appeals for the Second and Fifth Circuits, respectively. Although we cannot predict the outcome of these actions, we intend to vigorously defend ourselves against the allegations and do not believe that the outcome will materially affect our consolidated financial condition or results of operations.
We are also subject to claims and lawsuits arising in the ordinary course of our business, most of which involve disputed policy claims. In some of these lawsuits, the plaintiff seeks exemplary or treble damages in excess of policy limits based on the alleged malfeasance of an issuing agency. We do not expect that any of these proceedings will have a material adverse effect on our consolidated financial condition or results of operations. Along with the other major title insurance companies, we are party to a number of class action lawsuits concerning the title insurance industry. We believe that we have adequate reserves for the various litigation matters and contingencies discussed above and that the likely resolution of these matters will not materially affect our consolidated financial condition or results of operations.

Item 1A.	Risk Factors
There have been no changes during the quarter ended March 31, 2010 to our risk factors as listed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Item 5.	Other Information
We had a book value per share of $23.74 and $25.34 as of March 31, 2010 and December 31, 2009, respectively. As of March 31, 2010, our book value per share was based on approximately $435.4 million in stockholders’ equity and 18,338,454 shares of Common and Class B Common Stock outstanding. As of December 31, 2009, our book value per share was based on approximately $462.1 million in stockholders’ equity and 18,231,781 shares of Common and Class B Common Stock outstanding.

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

May 5, 2010

Date

Stewart Information Services Corporation

Registrant

	By:	/s/ J. Allen Berryman

J. Allen Berryman, Executive Vice President,
Chief Financial Officer, Secretary, Treasurer
and Principal Financial Officer

INDEX TO EXHIBITS

Exhibit

3.1		-	Amended and Restated Certificate of Incorporation of the Registrant, dated May 1, 2009 (incorporated by reference in this report from Exhibit 3.1 of the Current Report on Form 8-K filed May 5, 2009)

3.2	*	-	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant, dated April 30, 2010

3.3		-	By-Laws of the Registrant, as amended March 13, 2000 (incorporated by reference in this report from Exhibit 3.2 of the Annual Report on Form 10-K for the year ended December 31, 2000)

4.1		-	Rights of Common and Class B Common Stockholders (incorporated by reference to Exhibits 3.1 and 3.2 hereto)

4.2		-	Indenture related to 6.0% Convertible Senior Notes due 2014, dated as of October 15, 2009, by and between the Registrant, the Guarantors party thereto, and Wells Fargo Bank, N.A., as trustee (incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K filed October 15, 2009)

4.3		-	Form of 6.0% Convertible Senior Note due 2014 (incorporated by reference from Exhibit 4.2 to the Current Report on Form 8-K filed October 15, 2009)

31.1	*	-	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	-	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	*	-	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	-	Certification of Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	-	Certification of Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	*	-	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith