Form 10-Q
period 2010-06-30
STEWART INFORMATION SERVICES CORP
filed 2010-08-03
CIK 94344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On August 3, 2010, the following shares of each of the issuer’s classes of common stock were outstanding:

Common, $1 par value	17,317,083
Class B Common, $1 par value	1,050,012

FORM 10-Q QUARTERLY REPORT
QUARTER ENDED JUNE 30, 2010
As used in this report, “we,” “us,” “our,” the “Company” and “Stewart” mean Stewart Information Services Corporation and our subsidiaries, unless the context indicates otherwise.

PART I — FINANCIAL INFORMATION
1. Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE EARNINGS

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	($000 omitted, except per share)
Revenues
Title insurance:
Direct operations	171,200	183,582	300,705	326,119
Agency operations	230,453	217,423	433,024	384,193

Real estate information	26,659	21,773	38,201	29,138
Investment income	5,434	5,214	10,216	10,811
Investment and other gains (losses) — net	7,795	2,771	10,708	(6,040)

	441,541	430,763	792,854	744,221

Expenses
Amounts retained by agencies	191,820	180,040	360,555	317,456
Employee costs	119,532	122,434	233,635	237,140
Other operating expenses	67,694	70,500	132,081	137,274
Title losses and related claims	37,449	65,843	63,786	85,863
Depreciation and amortization	5,677	7,163	11,613	14,861
Interest	1,394	912	2,952	2,091

	423,566	446,892	804,622	794,685

Earnings (loss) before taxes and noncontrolling interests	17,975	(16,129)	(11,768)	(50,464)
Income tax expense	5,863	1,738	4,325	3,537

Net earnings (loss)	12,112	(17,867)	(16,093)	(54,001)
Less net earnings attributable to noncontrolling interests	2,684	2,774	3,442	4,244

Net earnings (loss) attributable to Stewart	9,428	(20,641)	(19,535)	(58,245)

Comprehensive earnings (loss):
Net earnings (loss)	12,112	(17,867)	(16,093)	(54,001)
Other comprehensive earnings, net of taxes of $1,385, $2,916, $2,869 and $997	1,843	13,229	3,833	9,159

Comprehensive earnings (loss)	13,955	(4,638)	(12,260)	(44,842)
Less comprehensive earnings attributable to noncontrolling interests	2,684	2,774	3,442	4,244

Comprehensive earnings (loss) attributable to Stewart	11,271	(7,412)	(15,702)	(49,086)

Basic average shares outstanding (000)	18,320	18,183	18,289	18,168

Basic earnings (loss) per share attributable to Stewart	0.51	(1.14)	(1.07)	(3.21)

Dilutive average shares outstanding (000)	22,920	18,183	18,289	18,168

Diluted earnings (loss) per share attributable to Stewart	0.45	(1.14)	(1.07)	(3.21)

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	June 30,	December 31,
	2010	2009
	($000 omitted)
Assets
Cash and cash equivalents	125,621	97,971
Cash and cash equivalents — statutory reserve funds	15,312	18,129

	140,933	116,100

Short-term investments	27,953	24,194

Investments in debt and equity securities available-for-sale, at fair value:
Statutory reserve funds	395,174	386,235
Other	49,177	79,969

	444,351	466,204
Receivables:
Notes	12,276	10,437
Premiums from agencies	42,056	42,630
Income taxes	—	46,228
Other	55,915	46,488
Allowance for uncollectible amounts	(21,223)	(20,501)

	89,024	125,282
Property and equipment, at cost
Land	8,468	8,468
Buildings	23,341	23,326
Furniture and equipment	267,462	271,234
Accumulated depreciation	(232,675)	(232,395)

	66,596	70,633

Title plants, at cost	77,401	78,421
Real estate, at lower of cost or net realizable value	3,116	3,578
Investments in investees, on an equity method basis	17,703	12,233
Goodwill	206,933	212,763
Intangible assets, net of amortization	8,651	6,406
Other assets	49,893	51,339
Investments — pledged, at fair value	—	202,007

	1,132,554	1,369,160

Liabilities
Notes payable	13,926	19,620
Convertible senior notes	64,251	64,163
Line of credit, at fair value	—	202,007
Accounts payable and accrued liabilities	94,863	101,881
Estimated title losses	492,162	503,475
Deferred income taxes	19,426	15,948

	684,628	907,094

Contingent liabilities and commitments

Stockholders’ equity
Common and Class B Common Stock and additional paid-in capital	146,827	145,530
Retained earnings	276,580	296,116
Accumulated other comprehensive earnings	14,793	10,960
Treasury stock — 476,227 common shares, at cost	(4,330)	(4,330)

Stockholders’ equity attributable to Stewart	433,870	448,276
Noncontrolling interests	14,056	13,790

Total stockholders’ equity (18,367,095 and 18,231,781 shares outstanding)	447,926	462,066

	1,132,554	1,369,160

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months
	Ended June 30,
	2010	2009
	($000 omitted)
Reconciliation of net loss to cash used by operating activities:
Net loss	(16,093)	(54,001)
Add (deduct):
Depreciation and amortization	11,613	14,861
Provision for bad debt	2,946	3,196
Investment and other (gains) losses— net	(10,708)	6,040
Payments for title losses (in excess of) less than provisions	(10,979)	10,649
Insurance recoveries of title losses	5,802	3,756
Decrease in receivables — net	34,168	4,208
Increase in other assets — net	(4,454)	(153)
Decrease in payables and accrued liabilities — net	(10,500)	(12,983)
Increase in net deferred income taxes	609	922
Net earnings from equity investees	(637)	(1,993)
Dividends received from equity investees	1,231	1,413
Other — net	2,645	2,732

Cash provided (used) by operating activities	5,643	(21,353)

Investing activities:
Proceeds from investments available-for-sale matured and sold	119,513	196,061
Purchases of investments available-for-sale	(91,675)	(118,484)
Proceeds from redemptions of investments — pledged	217,225	—
Purchases of property and equipment and title plants — net	(3,828)	(5,099)
Increases in notes receivable	(285)	(798)
Collections on notes receivable	537	417
Change in cash and cash equivalents due to sale and deconsolidation of subsidiaries (see below)	(1,844)	—
Cash paid for acquisitions of subsidiaries and other — net	4,744	6,753

Cash provided by investing activities	244,387	78,850

Financing activities:
Payments on notes payable	(5,458)	(50,835)
Payments on line of credit	(216,141)	(1,088)
Proceeds from notes payable	134	950
Distributions to noncontrolling interests	(2,879)	(3,518)
Proceeds from exercise of stock options and grants	—	57

Cash used by financing activities	(224,344)	(54,434)

Effects of changes in foreign currency exchange rates	(853)	2,123

Increase in cash and cash equivalents	24,833	5,186

Cash and cash equivalents at beginning of period	116,100	86,246

Cash and cash equivalents at end of period	140,933	91,432

Supplemental information:
Changes in financial statement amounts due to sale and deconsolidation of subsidiaries:
Note receivable	2,500	—
Investments in investees, on an equity method basis	5,316	—
Goodwill	(5,831)	—
Title plants	(1,048)	—
Property and equipment, net of accumulated depreciation	(1,560)	—
Intangible asset, net of amortization	2,827	—
Other — net	(878)	—
Liabilities	1,344	—
Noncontrolling interests	336	—
Investment and other (gains) losses — net	(1,162)	—

Change in cash and cash equivalents due to sale and deconsolidation of subsidiaries	1,844	—

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1
Interim financial statements. The financial information contained in this report for the three and six months ended June 30, 2010 and 2009, and as of June 30, 2010, is unaudited. This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
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
NOTE 2
Investments in debt and equity securities. The amortized costs and fair values follow:

	June 30, 2010		December 31, 2009
	Amortized	Fair	Amortized	Fair
	costs	values	costs	values
		($000 omitted)
Debt securities:
Municipal	40,208	42,152	55,788	58,222
Corporate and utilities	219,050	226,310	235,282	237,100
Foreign	145,136	147,674	141,376	140,993
U.S. Government	26,170	28,128	28,407	29,766
Mortgage-backed	111	87	112	86
Equity securities	—	—	12	37

	430,675	444,351	460,977	466,204

Gross unrealized gains and losses were:

	June 30, 2010		December 31, 2009
	Gains	Losses	Gains	Losses
		($000 omitted)
Debt securities:
Municipal	1,977	33	2,441	7
Corporate and utilities	8,527	1,267	4,056	2,238
Foreign	2,577	39	1,040	1,423
U.S. Government	1,958	—	1,419	60
Mortgage-backed	—	24	—	26
Equity securities	—	—	25	—

	15,039	1,363	8,981	3,754

Debt securities as of June 30, 2010 mature, according to their contractual terms, as follows (actual maturities may differ due to call or prepayment rights):

	Amortized	Fair
	costs	values
	($000 omitted)
In one year or less	14,221	12,747
After one year through five years	139,361	143,895
After five years through ten years	218,867	225,939
After ten years	58,115	61,683
Mortgage-backed	111	87

	430,675	444,351

As of June 30, 2010, gross unrealized losses on investments and the fair values of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were:

	Less than 12 months		More than 12 months		Total
	Losses	Fair values	Losses	Fair values	Losses	Fair values
			($000 omitted)
Debt securities:
Municipal	32	1,754	1	26	33	1,780
Corporate and utilities	634	26,099	633	3,547	1,267	29,646
Foreign	21	21,911	17	1,839	38	23,750
Mortgage-backed	—	—	25	87	25	87

	687	49,764	676	5,499	1,363	55,263

The unrealized loss positions were primarily caused by interest rate fluctuations. The number of investments in an unrealized loss position as of June 30, 2010 was 27. Since the Company does not intend to sell and will more-likely-than-not maintain each debt security until its anticipated recovery, and no significant credit risk is deemed to exist, these investments are not considered other-than-temporarily impaired.

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
NOTE 3
Fair value measurements. The Fair Value Measurements and Disclosures Topic of the FASB ASC defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal, or most advantageous, market for the asset or liability in an orderly transaction between market participants at the measurement date. The Fair Value Measurements Topic establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs when possible. The three levels of inputs used to measure fair value are as follows:
•	Level 1 — quoted prices in active markets for identical assets or liabilities;

•	Level 2 — observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data; and

•	Level 3 — unobservable inputs that are supported by little or no market activity and that are significant to the fair values of the assets or liabilities, including certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

As of June 30, 2010, financial instruments measured at fair value on a recurring basis are summarized below:

			Fair value
	Level 1	Level 2	measurements
	($000 omitted)
Short-term investments	27,953	—	27,953
Investments available-for-sale:
Debt securities:
Municipal	—	42,152	42,152
Corporate and utilities	—	226,310	226,310
Foreign	147,674	—	147,674
U.S. Government	28,128	—	28,128
Mortgage-backed	87	—	87

	203,842	268,462	472,304

As of June 30, 2010, Level 1 financial instruments consist of short-term investments, U.S. and foreign government bonds and mortgage-backed securities. Level 2 financial instruments consist of municipal and corporate bonds.
Level 3 financial instruments are summarized below:

			Cash settlement
			option of
	Investments-		convertible
	pledged	Line of credit	senior notes
	($000 omitted)
December 31, 2009	202,007	(202,007)	(510)
Sold/redeemed	(216,141)	216,141	—
Realized gains	14,134	(14,134)	510

June 30, 2010	—	—	—

As of June 30, 2010, assets measured at fair value on a nonrecurring basis are summarized below:

		Impairment loss
	Level 3	recorded
	($000 omitted)
Cost-basis investments	1,800	149

The carrying amount of certain cost-basis investments exceeded their fair value and an impairment charge of $0.1 million was recorded in investment and other gains (losses) — net during the six months ended June 30, 2010. The valuations were based on the values of the underlying assets of the investee.

NOTE 4
Investment income. Gross realized investment and other gains and losses follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	($000 omitted)
Realized gains	8,309	4,186	11,538	5,318
Realized losses	(514)	(1,415)	(830)	(11,358)

	7,795	2,771	10,708	(6,040)

Expenses assignable to investment income were insignificant. There were no significant investments as of June 30, 2010 that did not produce income during the year.
Proceeds from the sales of investments available-for-sale follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	($000 omitted)
Proceeds from sales of investments available-for-sale	50,681	118,714	101,425	150,885

For the six months ended June 30, 2010, investment and other gains (losses) — net included realized gains of $6.3 million primarily from a transfer of the rights to internally developed software, $2.9 million from the sale of debt and equity investments available-for-sale, $1.2 million from the sale of interests in subsidiaries and $0.5 million from the change in fair value of the cash settlement option related to the convertible senior notes. The realized gains were partially offset by realized losses of $0.4 million from the sale of debt and equity investments available-for-sale.
For the six months ended June 30, 2009, investment and other gains (losses) — net included realized losses of $6.6 million from the impairment of equity method and cost-basis investments, $1.3 million from the impairment of equity securities available-for-sale, $1.5 million from office closure costs and $0.8 million for the impairment and sale of real estate. The realized losses were partially offset by realized gains of $3.0 million from the sale of debt and equity investments available-for-sale and $1.6 million related to the sale of a cost-basis investment.
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

A summary of the Company’s stock option plan follows:

		Weighted-average
	Options	exercise prices ($)
December 31, 2009	216,800	22.80
Forfeited	(33,100)	17.28

June 30, 2010	183,700	23.80

As of June 30, 2010, the weighted-average remaining contractual life of options outstanding was 2.8 years and there was no aggregate intrinsic value of dilutive options.
In March 2010, the Company granted 51,000 shares of fully vested, unrestricted Common Stock with a fair value of $0.7 million, which was recorded as compensation expense. During the same period, the Company also granted 37,000 shares of restricted Common Stock with a fair value of $0.5 million. The restricted Common Stock awards will vest 20% each year over five years beginning after March 10, 2010. Compensation expense associated with restricted stock awards will be recognized over this vesting period.
NOTE 6
Earnings per share. The Company’s basic earnings per share attributable to Stewart was calculated by dividing the net earnings (loss) attributable to Stewart by the weighted-average number of shares of Common Stock and Class B Common Stock outstanding during the reporting periods.
To calculate diluted earnings per share, net earnings and number of shares are adjusted for the effects of any dilutive shares. Using the if-converted method, net earnings is adjusted for interest expense, net of any tax effects, applicable to the convertible senior notes. The number of shares is adjusted by adding the number of dilutive shares, assuming they are issued, during the same reporting period. The treasury stock method is used to calculate the dilutive number of shares related to the Company’s stock option plan.
For the three and six months ended June 30, 2010, the Company did not have any dilutive shares under the treasury stock method mentioned above since the exercise prices of the options were greater than the weighted-average market values of the shares, which excludes them from the diluted earnings calculation.
The calculation of the diluted earnings per share using the if-converted method is as follows:

For the Three Months Ended June 30, 2010
($000 omitted, except per share)
Numerator:
Net earnings attributable to Stewart	9,428
Interest expense, net of tax effects	785

If-converted net earnings attributable to Stewart	10,213

Denominator (000):
Basic average shares outstanding	18,320
Dilutive average number of shares relating to convertible senior notes	4,600

Dilutive average shares outstanding	22,920

Diluted earnings per share attributable to Stewart	0.45

Since the Company reported a net loss for the six months ended June 30, 2010, there were no calculations of a diluted per share amount.

NOTE 7
Contingent liabilities and commitments. On September 30, 2008, the Company entered into a $241.5 million line of credit agreement with a bank from which the Company had acquired auction rate securities. The line of credit was a demand loan in an amount equal to the full par value of the auction rate securities that secured the loan. On June 30, 2010, the Company exercised its ability to relinquish and transfer all rights to the auction rate securities to the bank at par value in accordance with the line of credit agreement, at which time the bank extinguished the outstanding balance of the line of credit. There was no net impact to the consolidated financial statements of the Company as of and for the six months ended June 30, 2010 as a result of the Company’s exercise of its rights under this agreement.
As of June 30, 2010, the Company was contingently liable for guarantees of indebtedness owed primarily to banks and others by certain third parties. The guarantees primarily relate to business expansion and expire no later than 2019. As of June 30, 2010, the maximum potential future payments on the guarantees amounted to $6.0 million. Management believes that the related underlying assets and available collateral, primarily corporate stock and title plants, would enable the Company to recover any amounts paid under the guarantees. The Company believes no reserve is needed since no payment is expected on these guarantees.
In the ordinary course of business the Company guarantees the third-party indebtedness of certain of its consolidated subsidiaries. As of June 30, 2010, the maximum potential future payments on the guarantees were not more than the related notes payable recorded in the condensed consolidated balance sheet. The Company also guarantees the indebtedness related to lease obligations of certain of its consolidated subsidiaries. The maximum future obligations arising from these lease-related guarantees are not more than the Company’s future minimum lease payments. In addition, as of June 30, 2010 the Company had unused letters of credit and other commitments amounting to $16.2 million, primarily related to litigation bonds, purchase agreements and workers’ compensation coverage.

NOTE 8
Segment information. The Company’s two reportable segments are title insurance-related services (Title), which includes all corporate-level costs, including interest related to convertible senior notes, and real estate information (REI). Selected statement of operations information related to these segments follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	($000 omitted)
Revenues:
Title	414,882	408,990	754,653	715,083
REI	26,659	21,773	38,201	29,138

	441,541	430,763	792,854	744,221

Intersegment revenues:
Title	123	576	185	619
REI	630	889	1,183	1,746

	753	1,465	1,368	2,365

Depreciation and amortization:
Title	5,031	6,597	10,248	13,784
REI	646	566	1,365	1,077

	5,677	7,163	11,613	14,861

Earnings (loss) before taxes and noncontrolling interests:
Title	5,438	(25,861)	(25,761)	(55,319)
REI	12,537	9,732	13,993	4,855

	17,975	(16,129)	(11,768)	(50,464)

Selected balance sheet information as of June 30 and December 31, respectively, related to these segments follows:

	2010	2009
	($000 omitted)
Identifiable assets:
Title	1,069,566	1,314,787
REI	62,988	54,373

	1,132,554	1,369,160

Revenues generated in the United States and all international operations follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	($000 omitted)
United States	406,268	412,277	740,884	713,149
International	35,273	18,486	51,970	31,072

	441,541	430,763	792,854	744,221

NOTE 9
Regulatory and legal developments. On December 7, 2009, the Office of the Commissioner of Insurance for the state of Georgia issued a press release alleging that Stewart Title Guaranty Company violated Georgia’s insurance laws between January 1, 2003 and September 30, 2007. A show-cause hearing was ordered, which was eventually scheduled for April 12, 2010. Prior to commencement of the hearing, the Company entered into a settlement agreement with the Commissioner of Insurance, which resulted in a Consent Order. Most of the significant allegations against the Company were dropped as part of the settlement. However, the Company agreed to pay a fine, engage in a premium tax audit and enter into a corrective action plan, which essentially memorializes conduct and procedures with regard to charging for products, which the Company had previously instituted in April 2009. Neither the settlement or fine nor the outcome of the premium tax audit is expected to materially affect the Company’s consolidated financial condition or results of operations.
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
The Company is also subject to various other administrative actions and inquiries into its conduct of business in certain of the states in which it operates. While the Company cannot predict the outcome of the various regulatory and administrative matters, it believes that it has adequately reserved for the matters referenced above and does not anticipate that the outcome of any of these matters will materially affect its consolidated financial condition or results of operations.
In January 2009, an action was filed by individuals against Stewart Title Guaranty Company, Stewart Title of California, Inc., Cuesta Title Company and others in the Superior Court of California for the County of San Luis Obispo alleging that the plaintiffs have suffered damages relating to loans they made through Hurst Financial Corporation to an individual named Kelly Gearhart and entities controlled by Gearhart. Gearhart and Hurst have filed for bankruptcy. Thereafter, several other lawsuits making similar allegations, including a lawsuit filed by several hundred individuals, were filed in San Luis Obispo Superior Court, and one such lawsuit was removed to the United States District Court for the Central District of California. The defendants vary from case to case, but Stewart Information Services Corporation, Stewart Title Company and Stewart Title Insurance Company have been sued in at least one of the cases. Each of the complaints alleges some combination of the following purported causes of action: breach of contract, negligence, fraud, aiding and abetting fraud, constructive fraud, breach of fiduciary duty, breach of implied covenant of good faith and fair dealing, financial elder abuse, violation of California Business and Professions Code Section 17200, violation of the Racketeer Influenced and Corrupt Organizations Act, conversion, conspiracy, alter ego, specific performance and declaratory relief. The Company has demurred to or moved to dismiss the complaints in the actions where responses to the complaints have been due, and the Court has sustained the Company’s demurrers in whole or in part while granting plaintiffs leave to amend. On August 2, 2010, the United States District Court for the Central District of California granted the Company’s motion to dismiss and allowed the plaintiffs leave to amend within ten days. The Company intends to vigorously defend itself against the allegations and does not believe that the outcome of these matters will materially affect its consolidated financial condition or results of operations.
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

Complaints were subsequently filed in the United States District Courts for the Eastern and Southern Districts of New York and in the United States District Courts in Pennsylvania, New Jersey, Ohio, Florida, Massachusetts, Arkansas, California, Washington, West Virginia, Texas and Delaware. All of the complaints make similar allegations, except that certain of the complaints also allege violations of the Real Estate Settlement Procedures Act (RESPA) and various state antitrust and consumer protection laws. The complaints generally request treble damages in unspecified amounts, declaratory and injunctive relief and attorneys’ fees. To date, 78 such complaints have been filed, each of which names the Company and/or one or more of its affiliates as a defendant (and have been consolidated in the aforementioned states), of which seven have been voluntarily dismissed.
As of July 18, 2010, the Company has obtained dismissals of the claims in Arkansas, California, Delaware, Florida, Massachusetts, New Jersey, New York, Ohio, Pennsylvania (where plaintiffs may pursue injunctive relief only), Texas and Washington. The Company is awaiting decisions on motions to dismiss in Delaware and West Virginia (where all proceedings have been stayed and the docket closed) and has moved for summary judgment on the claims for injunctive relief in Pennsylvania. The plaintiffs have appealed the dismissal in Ohio to the United States Court of Appeals for the Sixth Circuit and the dismissal in New Jersey to the United States Court of Appeals for the Third Circuit. The dismissals in New York and Texas have been affirmed by the United States Courts of Appeals for the Second and Fifth Circuits, respectively, and the plaintiffs are seeking a review of those decisions by the United States Supreme Court. The Company has also moved to dismiss the remaining RESPA claims which are pending in New York. Although the Company cannot predict the outcome of these actions, it intends to vigorously defend itself against the allegations and does not believe that the outcome will materially affect its consolidated financial condition or results of operations.
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
MANAGEMENT’S OVERVIEW
We reported a net loss attributable to Stewart of $19.5 million for the six months ended June 30, 2010 compared with a net loss attributable to Stewart of $58.2 million for the same period in 2009. On a basic and diluted per share basis, our net loss attributable to Stewart was $1.07 for the six months ended June 30, 2010 compared with a net loss attributable to Stewart of $3.21 for the same period in 2009. Revenues were $792.9 million for the six months ended June 30, 2010 compared with $744.2 million for the six months ended June 30, 2009.

Profits before taxes and noncontrolling interests for the quarter increased from a loss of $16.1 million in the prior year quarter to a profit of $18.0 million, an improvement of $34.1 million on a $10.7 million increase in revenues ($3.2 million excluding the gains in the second quarter 2010 described below). Contributing to our improvement in results for the second quarter of 2010 were profits from our direct operations, which includes our lender services business, and a $28.4 million decrease in charges attributable to title losses. We have had no reserve strengthening charges for the last three quarters and agency defalcation losses greater than $1.0 million were greatly reduced to four as reported in the last four quarters (averaging less than $2.0 million each). Employee and other operating costs also contributed to the improvement in earnings compared to the prior year, declining 3.0% and falling from 45.6% of operating revenues to 43.7%. We also realized a gain of $6.3 million primarily relating to the transfer of rights to internally developed software.
Title revenues for the quarter were positively impacted by the homebuyer tax credit, which required contracts to be signed by April 30, 2010 and (originally) closed by June 30, 2010. However, the expiration of that credit as of April 30 negatively impacted orders for purchase transactions in May and June. That decline was partially offset by an increase in refinancing orders due to record low mortgage interest rates.
On June 30, 2010, Congress extended the closing deadline on contracts that qualify for the homebuyer tax credit to September 30, 2010. This extension should positively influence third quarter results, as we incurred processing expenses in the second quarter on orders that would not otherwise have closed and generated revenue. An industry estimate is that overall 180,000 transactions remain to be closed in the third quarter of 2010 under the homebuyer tax credit.
Employee costs were 27.9% of operating revenues for the second quarter of 2010, as compared to 29.0% in the second quarter of 2009. We maintained appropriate staffing through June 30, 2010 to close the transactions resulting from the homebuyer tax credit. Staffing levels are now being adjusted to reflect market activity. In addition, we remain focused on achieving operational efficiencies, including the merger of three of our underwriters into Stewart Title Guaranty Company in the second quarter, which will reduce ongoing expenses by almost $1.0 million annually. We remain on schedule with the implementation of our enterprise resource planning system, which will result in further efficiencies in operating and employee costs. We continue to consolidate operations into a centralized and shared services environment, aligning people, processes and technology to better provide customer interaction and reduce our cost structure.
CRITICAL ACCOUNTING ESTIMATES
Actual results can differ from our accounting estimates. While we do not anticipate significant changes in our estimates, there is a risk that such changes could have a material impact on our consolidated financial condition or results of operations for future periods.
Title loss reserves
Our most critical accounting estimate is providing for title loss reserves. Our liability for estimated title losses as of June 30, 2010 comprises both known claims ($159.3 million) and our estimate of claims that may be reported in the future ($332.9 million). The amount of the reserve represents the aggregate future payments (net of recoveries recognized) that we expect to incur on policy and escrow losses and in costs to settle claims.
Provisions for title losses, as a percentage of title operating revenues, were 8.7% and 12.1% for the six months ended June 30, 2010 and 2009, respectively. Actual loss payment experience, including the impact of large losses, is the primary reason for increases or decreases in our loss provision. A change of 100 basis points in this percentage, a reasonably likely scenario based on our historical loss experience, would have increased or decreased our provision for title losses and pretax operating results approximately $7.3 million for the six months ended June 30, 2010.

Our method for recording the reserves for title losses on both an interim and annual basis begins with the calculation of our current loss provision rate, which is applied to our current premiums resulting in a title loss expense for the period. This loss provision rate is set to provide for losses on current year policies and is determined using moving average ratios of recent actual policy loss payment experience (net of recoveries recognized) to premium revenues.
At each quarter end, our recorded reserve for title losses begins with the prior period’s reserve balance for claim losses, adds the current period provision to that balance and subtracts actual paid claims, resulting in an amount that our management compares to its actuarially-based calculation of the ending reserve balance to provide for future title losses. The actuarially-based calculation is a paid loss development calculation where loss development factors are selected based on company data and input from our third-party actuaries. We also obtain input from third-party actuaries in the form of a reserve analysis utilizing generally accepted actuarial methods. While we are responsible for determining our loss reserves, we utilize this actuarial input to assess the overall reasonableness of our reserve estimation. If our recorded reserve amount is within a reasonable range (+/- 3.0%) of our actuarially-based reserve calculation and the actuary’s point estimate, but not at the point estimate, our management assesses the major factors contributing to the different reserve estimates in order to determine the overall reasonableness of our recorded reserve, as well as the position of the recorded reserves relative to the point estimate and the estimated range of reserves. The major factors considered can change from period to period and include items such as current trends in the real estate industry (which management can assess although there is a time lag in the development of this data for use by the actuary), the size and types of claims reported and changes in our claims management process. If the recorded amount is not within a reasonable range of our third-party actuary’s point estimate, we will adjust the recorded reserves in the current period and reassess the provision rate on a prospective basis. Once our reserve for title losses is recorded, it is reduced in future periods as a result of claims payments and may be increased or reduced by revisions to our estimate of the overall level of required reserves.
Large claims (those exceeding $1.0 million on a single claim), including large title losses due to independent agency defalcations, are analyzed and reserved for separately due to the higher dollar amount of loss, lower volume of claims reported and sporadic reporting of such claims. Large title losses due to independent agency defalcations typically occur when the independent agency misappropriates funds from escrow accounts under its control. Such losses are usually discovered when the independent agency fails to pay off an outstanding mortgage loan at closing (or immediately thereafter) from the proceeds of the new loan. Once the previous lender determines that its loan has not been paid off timely, it will file a claim against the title insurer. It is at this point that the title insurance underwriter is alerted to the potential theft and begins its investigation. As is industry practice, these claims are considered a claim on the newly issued title insurance policy since such policy insures the holder (in this case, the new lender) that all previous liens on the property have been satisfied. Accordingly, these claim payments are charged to policy loss expense. These incurred losses are typically more severe in terms of dollar value compared with traditional title policy claims since the independent agency is often able, over time, to conceal misappropriation of escrow funds relating to more than one transaction through the constant volume of funds moving through its escrow accounts. As long as new funds continue to flow into escrow accounts, an independent agency can mask one or more defalcations. In declining real estate markets, lower transaction volumes result in a lower incoming volume of funds, making it more difficult to cover up the misappropriation with incoming funds. Thus, when the defalcation is discovered, it often relates to several transactions. In addition, the overall decline in an independent agency’s revenues, profits and cash flows increases the agency’s incentive to improperly utilize the escrow funds from real estate transactions.

Internal controls relating to independent agencies include, but are not limited to, pre-signing and periodic audits, site visits and reconciliations of policy inventories and premiums. The audits and site visits cover examination of the escrow account bank reconciliations and an examination of a sample of closed transactions. In some instances, we are limited in our scope by attorney agencies who cite client confidentiality. Certain states have mandated a requirement for annual reviews of all agencies by their underwriter. We also determine whether our independent agencies have appropriate internal controls as defined by the American Land Title Association and us. However, even with adequate internal controls in place, their effectiveness can be circumvented by collusion or improper management override at the independent agencies. To aid in the selection of independent agencies to review, we have developed an agency risk model that aggregates data from different areas to identify possible problems. This is not a guarantee that all independent agencies with deficiencies will be identified. In addition, we are typically not the only underwriter for which an independent agency issues policies, and independent agencies may not always provide complete financial records for our review.
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
Our accruals for revenues on unreported policies from agencies were not material to our consolidated assets or stockholders’ equity as of June 30, 2010 and December 31, 2009. The differences between the amounts our agencies have subsequently reported to us compared to our estimated accruals are substantially offset by any differences arising from prior years’ accruals and have been immaterial to consolidated assets and stockholders’ equity during each of the three prior years. We believe our process provides the most reliable estimate of the unreported revenues on policies and appropriately reflects the trends in agency policy activity.
Goodwill and other long-lived assets
Our evaluation of goodwill is normally completed annually in the third quarter using June 30 balances (our current annual review has been completed), but an evaluation may also be made whenever events may indicate impairment. This evaluation is based on a combination of a discounted cash flow analysis (DCF) and market approaches that incorporate market multiples of comparable companies and our own market capitalization. The DCF model utilizes historical and projected operating results and cash flows, initially driven by estimates of changes in future revenue levels, and risk-adjusted discount rates. Our projected operating results are primarily driven by anticipated mortgage originations, which we obtain from projections by industry experts. Fluctuations in revenues, followed by our ability to appropriately adjust our employee count and other operating expenses, are the primary reasons for increases or decreases in our projected operating results. Our market-based valuation methodologies utilize (i) market multiples of earnings and/or other operating metrics of comparable companies and (ii) our market capitalization and a control premium based on market data and factors specific to our ownership and corporate governance structure (such as our Class B Common Stock). To the extent that our future operating results are below our projections, or in the event of continued adverse market conditions, an interim review for impairment may be required, which may result in an impairment of goodwill.

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
Based on this evaluation, we estimate and expense to current operations any loss in value of these assets. As part of our process, we obtain input from third-party appraisers regarding the fair value of our reporting units. While we are responsible for assessing whether an impairment of goodwill exists, we utilize the input from third-party appraisers to assess the overall reasonableness of our conclusions. There were no impairment charges for goodwill or other long-lived assets during the six months ended June 30, 2010 or 2009.
Operations. Our business has two operating segments: title insurance-related services and real estate information (REI). These segments are closely related due to the nature of their operations and common customers.
Our primary business is title insurance and settlement-related services. We close transactions and issue title policies on homes and commercial and other real properties located in all 50 states, the District of Columbia and international markets through policy-issuing offices and agencies. We also provide post-closing lender services, loan modification services, asset recovery services, loan default services, automated county clerk land records, property ownership mapping, geographic information systems, property information reports, document preparation, background checks and expertise in Internal Revenue Code Section 1031 tax-deferred property exchanges.
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

RESULTS OF OPERATIONS
Comparisons of our results of operations for the three and six months ended June 30, 2010 with the three and six months ended June 30, 2009 follow. Factors contributing to fluctuations in our results of operations are presented in the order of their monetary significance and we have quantified, when necessary, significant changes. Results from our REI segment are included in our discussions regarding the three and six months ended June 30, 2010. When relevant, we have discussed our REI segment’s results separately.
Our statements on home sales and loan activity are based on published industry data from sources including Fannie Mae, the National Association of Realtors®, the Mortgage Bankers Association and Freddie Mac. We also use information from our direct operations.
Operating environment. Data for June 2010 compared with the same period in 2009 indicates annualized sales of new homes, seasonally adjusted, decreased 16.7%, and sales of existing homes, seasonally adjusted, increased 9.8%. June 2010 existing home sales were at a seasonally adjusted annual rate of 5.37 million versus 4.89 million a year earlier. The increase in existing home sales is primarily due to improved affordability of homes, including lower interest rates, home prices and the homebuyer tax credit, which was originally set to expire in November 2009. This homebuyer credit was subsequently extended by Congress, requiring contracts to be signed by April 30, 2010 and closed by September 30, 2010. One-to-four family residential lending decreased from an estimated $596 billion in the second quarter of 2009 to $308 billion in the first quarter of 2010 (most recent data available), primarily driven by an estimated $241 billion decrease in refinancing originations from the second quarter of 2009 to the first quarter of 2010 (most recent data available). Commercial lending activity industry-wide improved by 12% in the first quarter of 2010 (most recent data available) compared with the same period of 2009.
According to Fannie Mae and other industry experts, the real estate and related lending markets continue to face challenges due to weakened consumer confidence, partially resulting from high unemployment. Purchase originations in 2010 are expected to be comparable to 2009 but significantly lower refinance originations are expected to cause lower total originations during the same period.
Three months ended June 30, 2010 compared with three months ended June 30, 2009
Title revenues. Revenues from direct title operations decreased $12.4 million, or 6.7%, in the second quarter of 2010 compared to the second quarter of 2009. Revenues from our direct title operations decreased for the second quarter of 2010 compared to the second quarter of 2009, partially due to the sale and deconsolidation of several subsidiaries, as well as significantly fewer refinancing transactions. The largest revenue decreases were in Texas and California. These revenue decreases were partially offset by improvements in our international and commercial revenues for the second quarter of 2010 compared to the second quarter of 2009. Revenues from commercial and other large transactions increased $3.9 million, or 20.4%, in the second quarter of 2010 compared to the second quarter of 2009.
Direct operating revenues, excluding large commercial policies, decreased 9.6% in the second quarter of 2010 compared to the second quarter of 2009, primarily due to fewer direct orders closed. The average revenue per closing, excluding large commercial policies, increased 21.9% in the second quarter of 2010 compared to the second quarter of 2009. Direct orders closed decreased 25.9% in the second quarter of 2010 compared to the second quarter of 2009, although the average revenue per closing, including large commercial policies, increased 26.1% in the second quarter of 2010 compared to the second quarter of 2009. Our decrease in direct orders closed and increase in average revenue per closing are driven by a different mix of orders, with the second quarter of 2010 experiencing more large commercial closings and fewer residential refinancing closings than in the second quarter of 2009. On average, refinance premium rates are 60% of the title premium revenue of a similarly priced sale transaction.

Revenues from independent agencies increased $13.0 million, or 6.0%, in the second quarter of 2010 compared to the second quarter of 2009. This increase is largely due to significant increases in revenues from existing agencies, as well as the addition of new, higher-remitting, lower-risk agencies. The largest increases in revenues from agencies during the second quarter of 2010 were in California and New Jersey.
REI revenues. Real estate information operating revenues increased $4.9 million, or 22.4%, in the second quarter of 2010 compared to the second quarter of 2009. The increase was primarily due to a significant rise in our loan modification services.
Investment income. Investment income increased $0.2 million, or 4.2%, in the second quarter of 2010 compared to the second quarter of 2009, primarily due to a one-time royalty payment of $1.2 million in June 2010. Excluding the effect of the one-time royalty payment, investment income decreased due to decreases in average invested balances and yield. Certain realized investment gains and losses, which are included in our results of operations in investment and other gains (losses) — net, arise from the ongoing management of our investment portfolio for the purpose of improving performance.
For the second quarter 2010, investment and other gains (losses) — net included realized gains of $6.3 million primarily from a transfer of the rights to internally developed software and $1.6 million from the sale of debt and equity investments available-for-sale. The realized gains were partially offset by realized losses of $0.3 million from the sale of debt and equity investments available-for-sale.
For the second quarter of 2009, investment and other losses — net included realized gains of $2.4 million related to the sale of debt and equity investments available-for-sale and $1.6 million due to the sale of a cost-basis investment. The realized gains were partially offset by realized losses of $0.8 million for the sale of real estate and $0.5 million related to office closure costs.
Retention by agencies. Amounts retained by title agencies are based on agreements between agencies and our title underwriters. The average retention percentage may vary from year-to-year due to the geographical mix of agency operations, the volume of title revenues and, in some states, laws or regulations. On average, amounts retained by independent agencies, as a percentage of revenues generated by them, were 83.2% and 82.8% in the second quarters of 2010 and 2009, respectively. The increase in the second quarter of 2010 compared to the second quarter of 2009 is primarily due to the uneven recovery of real estate markets across the nation; those states with higher agency retention percentages have experienced a disproportionate increase in transaction activity. As markets recover nationally, we expect the mix of agency business to normalize, resulting in lower average retention percentages in the aggregate. In addition, we are actively modifying remittance rates with many of our independent agencies, increasing the amount of premiums remitted by our independent agencies to our underwriters.
Employee costs. Our employee costs and certain other operating expenses are sensitive to inflation. Employee costs for the combined business segments decreased $2.9 million, or 2.4%, in the second quarter of 2010 compared to the second quarter of 2009. Total employee costs were reduced in the second quarter of 2010 compared to the second quarter of 2009 due to the sale and deconsolidation of several subsidiaries and employee count reduction initiatives. Our employee count company-wide for the second quarter of 2010 is comparable to the first quarter of 2010. We maintained appropriate staffing through June 30, 2010 to close the transactions resulting from the homebuyer tax credit. Staffing levels are now being adjusted to reflect market activity.
In our REI segment, total employee costs increased $0.7 million, or 7.8%, in the second quarter of 2010 compared to the second quarter of 2009, primarily due to increases in staffing driven by the increase in demand for our loan modification services.

Other operating expenses. Other operating expenses include costs that are fixed in nature, costs that follow, to varying degrees, changes in transaction volumes and revenues and costs that fluctuate independently of revenues. Costs that are fixed in nature include attorney fees, equipment rental, insurance, litigation defense and settlement costs, professional fees, rent and other occupancy expenses, repairs and maintenance, technology costs, telephone and title plant rent. Costs that follow, to varying degrees, changes in transaction volumes and revenues include fee attorney splits, bad debt expenses, certain REI expenses, copy supplies, delivery fees, outside search fees, postage, premium taxes and title plant expenses. Costs that fluctuate independently of revenues include auto and airplane expenses, general supplies, promotion costs and travel.
Other operating expenses for the combined business segments decreased $2.8 million, or 4.0%, in the second quarter of 2010 compared to the second quarter of 2009. Costs fixed in nature decreased $3.8 million in the second quarter of 2010, which excludes reductions in estimates for a legal matter of $2.3 million and $2.9 million in the second quarters of 2010 and 2009, respectively. The decreases in costs fixed in nature are primarily due to decreases in technology costs and rent and other occupancy expenses. Costs that follow, to varying degrees, changes in transaction volumes and revenues and costs that fluctuate independently of revenues were relatively flat in the second quarter of 2010 compared with the second quarter of 2009, respectively.
Title losses. Provisions for title losses, as a percentage of title operating revenues, were 9.3% and 16.4% for the second quarters of 2010 and 2009, respectively. Provisions for title losses in the second quarter of 2010 included a $5.3 million charge relating to adjustments to previously recorded large title losses, partially offset by an insurance recovery of $0.9 million on a previously recognized title loss. The second quarter of 2009 included a reserve strengthening adjustment of $19.2 million relating to policy years 2005, 2006 and 2007 due to higher than expected loss payments and incurred loss experience for these policy years. Provisions for title losses for the second quarter of 2009 also included charges of $22.2 million relating to several independent agency defalcations and fraud, as well as a mechanic lien claim. These charges were partially offset by insurance recoveries of $6.6 million on previously recognized title losses.
Income taxes. Our effective tax rates were 38.3% and (9.2%) for the second quarters of 2010 and 2009, respectively, based on earnings (losses) before taxes and after deducting noncontrolling interests, which aggregated $15.3 million and ($18.9) million for the second quarters of 2010 and 2009, respectively. Our effective income tax rate for the second quarter of 2010 was impacted by a $0.4 million increase in the valuation allowance against our deferred tax assets. The valuation allowance will be evaluated for reversal, subject to certain potential limitations, as we return to profitability. The income tax expense recorded in the second quarter of 2010 is primarily related to foreign taxes, state taxes and income taxes associated with subsidiaries not included in our consolidated federal tax return.
Our effective income tax rate for the second quarter of 2009 was significantly impacted by a valuation allowance against our deferred tax assets. Our 2009 annual effective tax rate was 27.9%.
Six months ended June 30, 2010 compared with six months ended June 30, 2009
Title revenues. Revenues from direct title operations decreased $25.4 million, or 7.8%, in the first six months of 2010 compared to the first six months of 2009. Revenues from our direct title operations decreased for the first six months of 2010 compared to the first six months of 2009, partially due to the sale and deconsolidation of several subsidiaries, as well as significantly fewer refinancing transactions. The largest revenue decreases were in Texas, California and Utah. These revenue decreases were partially offset by improvements in our international and commercial revenues for the first six months of 2010 compared to the first six months of 2009. Revenues from commercial and other large transactions increased $8.3 million, or 24.2%, in the first six months of 2010 compared to the first six months of 2009.

Direct operating revenues, excluding large commercial policies, decreased 11.1% in the first six months of 2010 compared to the first six months of 2009, primarily due to fewer direct orders closed. The average revenue per closing, excluding large commercial policies, increased 21.0% in the first six months of 2010 compared to the first six months of 2009. Direct orders closed decreased 26.5% in the first six months of 2010 compared to the first six months of 2009, although the average revenue per closing, including large commercial policies, increased 26.0% during the same period. Our decrease in direct orders closed and increase in average revenue per closing are driven by a different mix of closings, with the first six months of 2010 experiencing more large commercial closings and fewer residential refinancing closings than in the first six months of 2009. On average, refinance premium rates are 60% of the title premium revenue of a similarly priced sale transaction.
Revenues from independent agencies increased $48.8 million, or 12.7%, in the first six months of 2010 compared to the first six months of 2009. This increase is largely due to significant increases in revenues from existing agencies, as well as the addition of new, higher-remitting, lower-risk agencies. The largest increases in revenues from agencies during the first six months of 2010 were in California, New Jersey and Texas.
Since the beginning of the current downturn in real estate markets across the country, the median selling price of homes has fallen 18.1% from August 2007 to June 30, 2010, which has resulted in lower premium revenue per resale closing. As a consequence, in 2009 we began a review of our premium rates in all states. Where possible, we are seeking to raise rates or to modify agency splits (the percent of premium remitted to the underwriter compared to the amount retained by the agency) to levels necessary to improve profitability from our agency operations. To date, we have increased title premium rates in 19 states and are renegotiating agency remittance rates with our independent agencies in most states. In July 2009, the New Mexico Superintendent of Insurance announced the findings of a 2008 hearing on premiums and agency splits and awarded a 10.7% premium rate increase effective August 1, 2009, and an increase in the remittance rate on residential transactions from 19% to 20% from agencies to underwriters.
REI revenues. Real estate information operating revenues increased $9.1 million, or 31.1%, in the first six months of 2010 compared to the first six months of 2009. The increase was primarily due to a significant rise in demand for our loan modification services.
Investment income. Investment income decreased $0.6 million, or 5.5%, in the first six months of 2010 compared to the first six months of 2009, primarily due to decreases in the average invested balances and, to a lesser extent, decreases in yield. The decreases were partially offset by a one-time royalty payment of $1.2 million received in June 2010. Certain realized investment gains and losses, which are included in our results of operations in investment and other gains (losses) — net, arise from the ongoing management of our investment portfolio for the purpose of improving performance.
For the six months ended June 30, 2010, investment and other gains (losses) — net included realized gains of $6.3 million primarily from a transfer of the rights to internally developed software, $2.9 million from the sale of debt and equity investments available-for-sale, $1.2 million from the sale of interests in subsidiaries and $0.5 million from the change in fair value of the cash settlement option related to the convertible senior notes. The realized gains were partially offset by realized losses of $0.4 million from the sale of debt and equity investments available-for-sale.
For the six months ended June 30, 2009, investment and other gains (losses) — net included realized losses of $6.6 million from the impairment of equity method and cost-basis investments, $1.3 million from the impairment of equity securities available-for-sale, $1.5 million from office closure costs and $0.8 million for the impairment and sale of real estate. The realized losses were partially offset by realized gains of $3.0 million from the sale of debt and equity investments available-for-sale and $1.6 million related to the sale of a cost-basis investment.

Retention by agencies. Amounts retained by title agencies are based on agreements between agencies and our title underwriters. The average retention percentage may vary from year-to-year due to the geographical mix of agency operations, the volume of title revenues and, in some states, laws or regulations. On average, amounts retained by independent agencies, as a percentage of revenues generated by them, were 83.3% and 82.6% in the first six months of 2010 and 2009, respectively. The increase in the first six months of 2010 compared to the first six months of 2009 is primarily due to the uneven recovery of real estate markets across the nation; those states with higher agency retention percentages have experienced a disproportionate increase in transaction activity. As markets recover nationally, we expect the mix of agency business to normalize, resulting in lower average retention percentages in the aggregate. In addition, we are actively modifying remittance rates with many of our independent agencies, increasing the amount of premiums remitted by our independent agencies to our underwriters.
Employee costs. Our employee costs and certain other operating expenses are sensitive to inflation. Employee costs for the combined business segments decreased $3.5 million, or 1.5%, in the first six months of 2010 compared to the first six months of 2009. Total employee costs were reduced in the first six months of 2010 compared to the first six months of 2009 due to the sale and deconsolidation of several subsidiaries and employee count reduction initiatives. We reduced our employee count company-wide by approximately 60 during the first six months of 2010, excluding the impact of deconsolidation of several subsidiaries. The cost impact of these decreases was partially offset by increases in state unemployment tax rates in certain states.
In our REI segment, total employee costs increased $1.8 million, or 12.4%, in the first six months of 2010 compared to the first six months of 2009, primarily due to increases in staffing driven by increased demand for our loan modification services.
Other operating expenses. Other operating expenses include costs that are fixed in nature, costs that follow, to varying degrees, changes in transaction volumes and revenues and costs that fluctuate independently of revenues. Costs that are fixed in nature include attorney fees, equipment rental, insurance, litigation defense and settlement costs, professional fees, rent and other occupancy expenses, repairs and maintenance, technology costs, telephone and title plant rent. Costs that follow, to varying degrees, changes in transaction volumes and revenues include fee attorney splits, bad debt expenses, certain REI expenses, copy supplies, delivery fees, outside search fees, postage, premium taxes and title plant expenses. Costs that fluctuate independently of revenues include auto and airplane expenses, general supplies, promotion costs and travel.
Other operating expenses for the combined business segments decreased $5.2 million, or 3.8%, in the first six months of 2010 compared to the first six months of 2009. Costs fixed in nature decreased $4.6 million in the first six months of 2010 compared with the first six months of 2009, excluding reductions in estimates for a legal matter of $2.3 million and $2.9 million in the first six months of 2010 and 2009, respectively. The decrease in costs fixed in nature are primarily due to decreases in rent and other occupancy expenses and technology costs, partially offset by increases in insurance costs. Costs that follow, to varying degrees, changes in transaction volumes and revenues decreased $3.5 million in the first six months of 2010 compared with the first six months of 2009, excluding a $3.0 million credit relating to a reversal of an accrual for a legal matter resolved in our favor in the first six months of 2009. This decrease was primarily related to the decline in transaction volume in our direct operations. Costs that fluctuate independently of revenues were relatively flat in the first six months of 2010 compared with the first six months of 2009.

Title losses. Provisions for title losses, as a percentage of title operating revenues, were 8.7% and 12.1% for the first six months of 2010 and 2009, respectively. Provisions for title losses in the first six months of 2010 included a $6.2 million charge relating to adjustments to previously recorded large title losses, partially offset by an insurance recovery of $0.9 million on a previously recognized title loss. The first six months of 2009 included a reserve strengthening adjustment of $19.2 million relating to policy years 2005, 2006 and 2007 due to higher than expected loss payments and incurred loss experience for these policy years. Provisions for title losses in the first six months of 2009 also included charges of $21.2 million relating to several independent agency defalcations and fraud, as well as a mechanic lien claim. These charges were partially offset by insurance recoveries of $9.2 million on previously recognized title losses.
Income taxes. Our effective tax rates were (28.4%) and (6.5%) for the first six months of 2010 and 2009, respectively, based on losses before taxes and after deducting noncontrolling interests, which aggregated $15.2 million and $54.7 million for the first six months of 2010 and 2009, respectively. Our effective income tax rate for the first six months of 2010 was significantly impacted by a $7.6 million increase in the valuation allowance against our deferred tax assets. The valuation allowance will be evaluated for reversal, subject to certain potential limitations, as we return to profitability. The income tax expense recorded in the first six months of 2010 is primarily related to foreign taxes, state taxes and income taxes associated with subsidiaries not included in our consolidated federal tax return.
Our effective income tax rate for the first six months of 2009 was significantly impacted by a valuation allowance against our deferred tax assets. Our 2009 annual effective tax rate was 27.9%.
LIQUIDITY AND CAPITAL RESOURCES
Our liquidity and capital resources represent our ability to generate cash flow to meet our obligations to our shareholders, customers (payments to satisfy claims on title policies), vendors, employees, lenders and others. As of June 30, 2010, our cash and investments, including amounts reserved pursuant to statutory requirements, aggregated $613.2 million.
A substantial majority of our consolidated cash and investments as of June 30, 2010 was held by Stewart Title Guaranty Company (Guaranty) and its subsidiaries. The use and investment of these funds, dividends to the holding company, and cash transfers between Guaranty and its subsidiaries and the holding company are subject to certain legal and regulatory restrictions. In general, Guaranty may use its cash and investments in excess of its legally-mandated statutory premium reserve (established in accordance with requirements under Texas law) to fund its insurance operations, including claims payments. Guaranty may also, subject to certain limitations and upon regulatory approval, pay dividends to the holding company and/or provide funds to its subsidiaries (whose operations consist principally of field title offices) for their operating and debt service needs.
A summary of our net consolidated cash flows for the six months ended June 30 follows:

	2010	2009
	(dollars in millions)
Net cash provided (used) by operating activities	5.6	(21.4)
Net cash provided by investing activities	244.4	78.9
Net cash used by financing activities	(224.3)	(54.4)
Operating activities
Our principal sources of cash from operations are premiums on title policies, title service-related transactions and loan modification services. Our independent agencies remit cash to us net of their contractual retention. Our principal cash expenditures for operations are employee costs, operating costs and title claims payments.

Our improved cash flow from operations for the first six months of 2010 compared to the first six months of 2009 was primarily due to the receipt of a $50.9 million income tax refund, which was reflected as a receivable at December 31, 2009. Excluding the impact of this cash receipt, cash used in operations resulted from a loss for the six months ended June 30, 2010 and an increase in receivables related to our loan modification services. These receivables are expected to be collected during the third quarter 2010. Although revenues from agency operations increased 12.7% for the first six months of 2010 compared with the first six months of 2009, cash remittances from independent agencies typically lag remittances from our owned title offices. Also, the increase in average agency retention rate from 82.6% for first six months of 2009 to 83.3% for the first six months of 2010 results in less cash being remitted than had the average retention rate remained unchanged.
Our business continues to be labor intensive, although we have made significant progress in automating our services. We have centralized order processing into Regional Production Centers, which allows us to more easily adjust staffing levels as order volumes fluctuate. There are typically delays between changes in market conditions and changes in staffing levels; therefore, employee costs do not change at the same rate as revenues change. Further, we incur costs based on total orders received, while our revenues are earned based on orders actually closed. As a result of the extension of the closing deadline for the homebuyer tax credit, we incurred processing expenses in the second quarter 2010 on orders that would not otherwise have closed and generated revenue but are expected to benefit our cash flow in the third quarter 2010. We reduced our number of employees by approximately 60 during the first six months of 2010.
Cash payments on title claims for the first six months of 2010 and 2009 were $74.8 million and $71.5 million, respectively. Claims payments remain elevated as payments are made on previously accrued title losses. Claim payments made, net of insurance recoveries, during the first six months of 2010 and 2009 include $13.3 million and $1.3 million, respectively, on large title claims. Also, more than 65% of the amount of total claim payments relating to independent agencies made in the first six months of 2010 was for losses arising from now-canceled independent agencies. As the losses from those agencies are paid and newly reported prior policy year claims begin to decline, we expect the overall amount of cash paid on title claims to decline significantly.
The insurance regulators of the states in which our underwriters are domiciled require our statutory premium reserves to be fully funded, segregated and invested in high-quality securities and short-term investments. As of June 30, 2010, cash and investments funding the statutory premium reserve aggregated $410.5 million and our statutory estimate of claims that may be reported in the future totaled $332.9 million. In addition to this restricted cash and investments, we had unrestricted cash and investments (excluding cost-basis and equity method investments) of $113.1 million, which are available for underwriter operations, including claims payments.
Investing activities
Cash from investing activities was generated principally by proceeds from investments matured and sold in the amounts of $119.5 million and $196.1 million for the first six months of 2010 and 2009, respectively. We used cash for the purchases of investments in the amounts of $91.7 million and $118.5 million for the first six months of 2010 and 2009, respectively. The cash from sales and maturities not reinvested was used principally to fund operations and, to a lesser extent, reduce notes payable.
Capital expenditures were $3.8 million and $5.1 million for the first six months of 2010 and 2009, respectively. Capital expenditures declined significantly from prior year levels since almost no new offices were opened in the first six months of 2010 and 2009 due to poor economic conditions, and we sharply curtailed spending in all other areas. We expect that capital expenditures will continue at the prior year level as we continue to aggressively manage cash flow. We have no material commitments for capital expenditures.

On September 30, 2008, we entered into a $241.5 million line of credit agreement with a bank from which we had acquired auction rate securities. The line of credit was a demand loan in an amount equal to the full par value of the auction rate securities that secured the loan. On June 30, 2010, we exercised our ability to relinquish and transfer all rights to the auction rate securities to the bank, at par value in accordance with the line of credit agreement, at which time the bank extinguished the outstanding balance of the line of credit. There was no net impact to our consolidated financial statements as of and for the six months ended June 30, 2010 as a result of the exercise of our rights under this agreement.
Financing activities and capital resources
Total debt and stockholders’ equity were $78.2 million and $447.9 million, respectively, as of June 30, 2010. We repaid $5.5 million and $50.8 million of debt in accordance with the underlying terms of the debt instruments for the six months ended June 30, 2010 and 2009, respectively. Maturities of debt outstanding for the remainder of 2010 aggregate approximately $10.9 million, and will be paid using available cash. We also have available a $10.0 million bank line of credit, which expires in June 2011, under which no borrowings were outstanding at June 30, 2010.
Effect of changes in foreign currency rates
The effect of changes in foreign currency rates on the consolidated statements of cash flows was a net decrease in cash and cash equivalents of $0.9 million for the first six months of 2010 as compared to an increase of $2.1 million for the first six months of 2009. Our principal foreign operating unit is in Canada, and the value of the U.S. dollar relative to the Canadian dollar was relatively unchanged during the first six months of 2010.
***********
Throughout 2009 and continuing into 2010, we have worked to increase title premium rates charged and premium remittance rates to our underwriters. As of the end of the second quarter 2010, we have increased title premium rates in 19 states and are renegotiating agency remittance rates with our independent agencies in most states. We anticipate improved operating results, and thus cash flow, in 2010 from the impact of these actions and will continue to seek rate increases or modify agency splits where possible.
We believe we have sufficient liquidity and capital resources to meet the cash needs of our ongoing operations. However, if we determine that supplemental debt or equity funding is warranted to provide additional liquidity for unforeseen circumstances, we may pursue those sources of cash. Other than scheduled maturities of debt, operating lease payments, purchase agreements and anticipated claims payments in 2010, we have no material commitments. We expect that cash flows from operations and cash available from our underwriters, subject to regulatory restrictions, will be sufficient to fund our operations, including claims payments. However, to the extent that these funds are not sufficient, we may be required to borrow funds on terms less favorable than we currently have, or seek funding from the equity market, which may not be successful or may be on terms that are dilutive to existing shareholders.
Contingent liabilities and commitments. On September 30, 2008, we entered into a $241.5 million line of credit agreement with a bank from which we had acquired auction rate securities. The line of credit was a demand loan in an amount equal to the full par value of the auction rate securities that secured the loan. On June 30, 2010, we exercised our ability to relinquish and transfer all rights to the auction rate securities to the bank at par value in accordance with the line of credit agreement, at which time the bank extinguished the outstanding balance of the line of credit. There was no net impact to our consolidated financial statements as of and for the six months ended June 30, 2010 as a result of the exercise of our rights under this agreement.

As of June 30, 2010, we were contingently liable for guarantees of indebtedness owed primarily to banks and others by certain third parties. The guarantees primarily relate to business expansion and expire no later than 2019. As of June 30, 2010, the maximum potential future payments on the guarantees amounted to $6.0 million. We believe that the related underlying assets and available collateral, primarily corporate stock and title plants, would enable us to recover any amounts paid under the guarantees. We believe no reserve is needed since no payment is expected on these guarantees.
In the ordinary course of business we guarantee the third-party indebtedness of certain of our consolidated subsidiaries. As of June 30, 2010, the maximum potential future payments on the guarantees were not more than the related notes payable recorded in the condensed consolidated balance sheet. We also guarantee the indebtedness related to lease obligations of certain of our consolidated subsidiaries. The maximum future obligations arising from these lease-related guarantees are not more than our future minimum lease payments. In addition, as of June 30, 2010 we had unused letters of credit and other commitments amounting to $16.2 million, primarily related to litigation bonds, purchase agreements and workers’ compensation coverage.
Other-than-temporary impairments of investments. For the first six months of 2009, we recorded impairment charges of $1.3 million relating to investments available-for-sale.
Other comprehensive earnings. Unrealized gains and losses on investments and changes in foreign currency exchange rates are reported net of deferred taxes in accumulated other comprehensive earnings, a component of stockholders’ equity, until realized. For the first six months of 2010, net unrealized investment gains of $5.5 million, which decreased our comprehensive loss, were primarily related to temporary increases in market values of corporate and government bond investments. For the first six months of 2009, net unrealized investment gains of $1.9 million, which decreased our comprehensive loss, were related to temporary increases in market values of corporate and municipal bond investments and equity investments and partially offset by declines in government bond investments. Foreign currency exchange rates, primarily related to our Canadian operations, were relatively unchanged for the first six months of 2010 and decreased comprehensive loss by $7.3 million, net of taxes, for the first six months of 2009.
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

Forward-looking statements. Certain statements in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to future, not past, events and often address our expected future business and financial performance. These statements often contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “will” or other similar words. Forward-looking statements by their nature are subject to various risks and uncertainties that could cause our actual results to be materially different than those expressed in the forward-looking statements. These risks and uncertainties include, among other things, the severity and duration of current financial and economic conditions; continued weakness or further adverse changes in the level of real estate activity; changes in mortgage interest rates, existing and new home sales, and availability of mortgage financing; our ability to respond to and implement technology changes, including the completion of the implementation of our enterprise systems; the impact of unanticipated title losses on the need to further strengthen our policy loss reserves; the effect of title losses on our cash flows and financial condition; the impact of our increased diligence and inspections in our agency operations; changes to the participants in the secondary mortgage market and the rate of refinancings that affect the demand for title insurance products; regulatory non-compliance, fraud or defalcations by our title insurance agencies or employees; our ability to timely and cost-effectively respond to significant industry changes and introduce new products and services; the impact of changes in governmental and insurance regulations, including any future reductions in the pricing of title insurance products and services; our dependence on our operating subsidiaries as a source of cash flow; the continued realization of expected expense savings resulting from our expense reduction steps; our ability to access the equity and debt financing markets when and if needed; our ability to grow our international operations; and our ability to respond to the actions of our competitors. These risks and uncertainties, as well as others, are discussed in more detail in our documents filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2009 and our Current Reports on Form 8-K. We expressly disclaim any obligation to update any forward-looking statements contained in this report to reflect events or circumstances that may arise after the date hereof, except as may be required by applicable law.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes during the quarter ended June 30, 2010 in our investment strategies, types of financial instruments held or the risks associated with such instruments that would materially alter the market risk disclosures made in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 4.	Controls and Procedures
Our principal executive officers and principal financial officer carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2010, have concluded that, as of such date, our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are adequate and effective.
There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. As a result, no corrective actions were required or undertaken.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
On December 7, 2009, the Office of the Commissioner of Insurance for the state of Georgia issued a press release alleging that Stewart Title Guaranty Company violated Georgia’s insurance laws between January 1, 2003 and September 30, 2007. A show-cause hearing was ordered, which was eventually scheduled for April 12, 2010. Prior to commencement of the hearing, we entered into a settlement agreement with the Commissioner of Insurance, which resulted in a Consent Order. Most of the significant allegations against us were dropped as part of the settlement. However, we agreed to pay a fine, engage in a premium tax audit and enter into a corrective action plan, which essentially memorializes conduct and procedures with regard to charging for products, which we had previously instituted in April 2009. Neither the settlement or fine nor the outcome of the premium tax audit is expected to materially affect our consolidated financial condition or results of operations.
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
We are also subject to various other administrative actions and inquiries into our conduct of business in certain of the states in which we operate. While we cannot predict the outcome of the various regulatory and administrative matters, we believe that we have adequately reserved for the matters referenced above and does not anticipate that the outcome of any of these matters will materially affect our consolidated financial condition or results of operations.
In January 2009, an action was filed by individuals against Stewart Title Guaranty Company, Stewart Title of California, Inc., Cuesta Title Company and others in the Superior Court of California for the County of San Luis Obispo alleging that the plaintiffs have suffered damages relating to loans they made through Hurst Financial Corporation to an individual named Kelly Gearhart and entities controlled by Gearhart. Gearhart and Hurst have filed for bankruptcy. Thereafter, several other lawsuits making similar allegations, including a lawsuit filed by several hundred individuals, were filed in San Luis Obispo Superior Court, and one such lawsuit was removed to the United States District Court for the Central District of California. The defendants vary from case to case but Stewart Information Services Corporation, Stewart Title Company and Stewart Title Insurance Company have been sued in at least one of the cases. Each of the complaints alleges some combination of the following purported causes of action: breach of contract, negligence, fraud, aiding and abetting fraud, constructive fraud, breach of fiduciary duty, breach of implied covenant of good faith and fair dealing, financial elder abuse, violation of California Business and Professions Code Section 17200, violation of the Racketeer Influenced and Corrupt Organizations Act, conversion, conspiracy, alter ego, specific performance and declaratory relief. We have demurred to or moved to dismiss the complaints in the actions where responses to the complaints have been due, and the Court has sustained our demurrers in whole or in part while granting plaintiffs leave to amend. On August 2, 2010, the United States District Court for the Central District of California granted our motion to dismiss and allowed the plaintiffs leave to amend within ten days. We intend to vigorously defend ourselves against the allegations and do not believe that the outcome of these matters will materially affect our consolidated financial condition or results of operations.
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

Complaints were subsequently filed in the United States District Courts for the Eastern and Southern Districts of New York and in the United States District Courts in Pennsylvania, New Jersey, Ohio, Florida, Massachusetts, Arkansas, California, Washington, West Virginia, Texas and Delaware. All of the complaints make similar allegations, except that certain of the complaints also allege violations of the Real Estate Settlement Procedures Act (RESPA) and various state antitrust and consumer protection laws. The complaints generally request treble damages in unspecified amounts, declaratory and injunctive relief and attorneys’ fees. To date, 78 such complaints have been filed, each of which names us and/or one or more of our affiliates as a defendant (and have been consolidated in the aforementioned states), of which seven have been voluntarily dismissed.
As of July 18, 2010, we have obtained dismissals of the claims in Arkansas, California, Delaware (where plaintiffs then filed an amended complaint for injunctive relief only), Florida, Massachusetts, New Jersey, New York, Ohio, Pennsylvania (where plaintiffs may pursue injunctive relief only), Texas and Washington. We are awaiting decisions on motions to dismiss in Delaware and West Virginia (where all proceedings have been stayed and the docket closed) and have moved for summary judgment on the claims for injunctive relief in Pennsylvania. The plaintiffs have appealed the dismissal in Ohio to the United States Court of Appeals for the Sixth Circuit. The dismissals in New York and Texas have been affirmed by the United States Courts of Appeals for the Second and Fifth Circuits, respectively, and the plaintiffs are seeking a review of those decisions by the United States Supreme Court. We have also moved to dismiss the remaining RESPA claims which are pending in New York. Although we cannot predict the outcome of these actions, we intend to vigorously defend ourselves against the allegations and do not believe that the outcome will materially affect our consolidated financial condition or results of operations.
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
Item 1A. Risk Factors
There have been no changes during the quarter ended June 30, 2010 to our risk factors as listed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
Item 5. Other Information
We had a book value per share of $24.39 and $25.34 as of June 30, 2010 and December 31, 2009, respectively. As of June 30, 2010, our book value per share was based on approximately $447.9 million in stockholders’ equity and 18,367,095 shares of Common and Class B Common Stock outstanding. As of December 31, 2009, our book value per share was based on approximately $462.1 million in stockholders’ equity and 18,231,781 shares of Common and Class B Common Stock outstanding.
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

August 3, 2010
Date

Stewart Information Services Corporation

Registrant

	By:	/s/ J. Allen Berryman

J. Allen Berryman, Executive Vice President,
Chief Financial Officer, Secretary, Treasurer
and Principal Financial Officer

INDEX TO EXHIBITS

Exhibit

3.1		-	Amended and Restated Certificate of Incorporation of the Registrant, dated May 1, 2009 (incorporated by reference in this report from Exhibit 3.1 of the Current Report on Form 8-K filed May 5, 2009)

3.2		-	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant, dated April 30, 2010 (incorporated by reference in this report from Exhibit 3.2 of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010)

3.3		-	By-Laws of the Registrant, as amended March 13, 2000 (incorporated by reference in this report from Exhibit 3.2 of the Annual Report on Form 10-K for the year ended December 31, 2000)

4.1		-	Rights of Common and Class B Common Stockholders (incorporated by reference to Exhibits 3.1 and 3.2 hereto)

4.2		-	Indenture related to 6.0% Convertible Senior Notes due 2014, dated as of October 15, 2009, by and between the Registrant, the Guarantors party thereto, and Wells Fargo Bank, N.A., as trustee (incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K filed October 15, 2009)

4.3		-	Form of 6.0% Convertible Senior Note due 2014 (incorporated by reference from Exhibit 4.2 to the Current Report on Form 8-K filed October 15, 2009)

31.1	*	-	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	-	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	*	-	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	-	Certification of Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	-	Certification of Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	*	-	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith