Form 10-Q
period 2010-09-30
STEWART INFORMATION SERVICES CORP
filed 2010-11-03
CIK 94344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On November 3, 2010, the following shares of each of the issuer’s classes of common stock were outstanding:

Common, $1 par value	17,323,906
Class B Common, $1 par value	1,050,012

FORM 10-Q QUARTERLY REPORT
QUARTER ENDED SEPTEMBER 30, 2010

Item		Page
	PART I – FINANCIAL INFORMATION

1.	Financial Statements	1
2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
3.	Quantitative and Qualitative Disclosures About Market Risk	27
4.	Controls and Procedures	27

	PART II – OTHER INFORMATION

1.	Legal Proceedings	28
1A.	Risk Factors	29
5.	Other Information	29
6.	Exhibits	29

	Signature	30
EX-31.1
EX-31.2
EX-31.3
EX-32.1
EX-32.2
EX-32.3
As used in this report, “we,” “us,” “our,” the “Company” and “Stewart” mean Stewart Information Services Corporation and our subsidiaries, unless the context indicates otherwise.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE EARNINGS

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
	($000 omitted, except per share)
Revenues
Title insurance:
Direct operations	161,949	176,795	462,654	502,915
Agency operations	242,938	263,822	675,962	648,015

Real estate information	19,673	15,394	57,874	44,532
Investment income	4,281	4,952	14,496	15,763
Investment and other gains (losses) – net	1,224	(972)	11,932	(7,013)

	430,065	459,991	1,222,918	1,204,212

Expenses
Amounts retained by agencies	202,167	216,798	562,722	534,254
Employee costs	113,160	124,968	346,795	362,108
Other operating expenses	70,476	76,616	202,558	213,889
Title losses and related claims	39,050	55,462	102,836	141,325
Depreciation and amortization	5,132	6,962	16,744	21,823
Interest	1,355	756	4,307	2,847

	431,340	481,562	1,235,962	1,276,246

Loss before taxes and noncontrolling interests	(1,275)	(21,571)	(13,044)	(72,034)
Income tax (benefit) expense	(30)	249	4,294	3,786

Net loss	(1,245)	(21,820)	(17,338)	(75,820)
Less net earnings attributable to noncontrolling interests	1,783	1,876	5,225	6,121

Net loss attributable to Stewart	(3,028)	(23,696)	(22,563)	(81,941)

Comprehensive earnings (loss):
Net loss	(1,245)	(21,820)	(17,338)	(75,820)
Other comprehensive earnings, net of taxes of $4,060, $2,916, $6,929 and $997	9,609	10,291	13,442	19,450

Comprehensive earnings (loss)	8,364	(11,529)	(3,896)	(56,370)
Less comprehensive earnings attributable to noncontrolling interests	1,783	1,876	5,225	6,121

Comprehensive earnings (loss) attributable to Stewart	6,581	(13,405)	(9,121)	(62,491)

Basic and dilutive average shares outstanding (000)	18,335	18,196	18,304	18,177
Basic and diluted loss per share attributable to Stewart	(0.17)	(1.30)	(1.23)	(4.51)

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	September 30,	December 31,
	2010	2009
	($000 omitted)
Assets
Cash and cash equivalents	125,969	97,971
Cash and cash equivalents — statutory reserve funds	10,576	18,129

	136,545	116,100

Short-term investments	27,881	24,194

Investments in debt and equity securities available-for-sale, at fair value:
Statutory reserve funds	406,197	386,235
Other	47,919	79,969

	454,116	466,204
Receivables:
Notes	12,341	10,437
Premiums from agencies	43,591	42,630
Income taxes	—	46,228
Other	48,476	46,488
Allowance for uncollectible amounts	(21,000)	(20,501)

	83,408	125,282
Property and equipment, at cost
Land	8,468	8,468
Buildings	23,341	23,326
Furniture and equipment	262,494	271,234
Accumulated depreciation	(230,796)	(232,395)

	63,507	70,633

Title plants, at cost	77,401	78,421
Real estate, at lower of cost or net realizable value	5,110	3,578
Investments in investees, on an equity method basis	17,883	12,233
Goodwill	206,861	212,763
Intangible assets, net of amortization	8,490	6,406
Other assets	48,770	51,339
Investments — pledged, at fair value	—	202,007

	1,129,972	1,369,160

Liabilities
Notes payable	6,278	19,620
Convertible senior notes	64,294	64,163
Line of credit, at fair value	—	202,007
Accounts payable and accrued liabilities	99,599	101,881
Estimated title losses	487,543	503,475
Deferred income taxes	22,719	15,948

	680,433	907,094

Contingent liabilities and commitments

Stockholders’ equity
Common and Class B Common Stock and additional paid-in capital	143,310	145,530
Retained earnings	273,553	296,116
Accumulated other comprehensive earnings	24,402	10,960
Treasury stock — 476,227 common shares, at cost	(4,330)	(4,330)

Stockholders’ equity attributable to Stewart	436,935	448,276
Noncontrolling interests	12,604	13,790

Total stockholders’ equity (18,373,918 and 18,231,781 shares outstanding)	449,539	462,066

	1,129,972	1,369,160

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months
	Ended September 30,
	2010	2009
	($000 omitted)
Reconciliation of net loss to cash used by operating activities:
Net loss	(17,338)	(75,820)
Add (deduct):
Depreciation and amortization	16,744	21,823
Provision for bad debt	3,269	5,293
Investment and other (gains) losses— net	(11,932)	7,013
Payments for title losses (in excess of) less than provisions	(19,907)	26,645
Insurance recoveries of title losses	6,599	4,490
Decrease in receivables — net	41,737	6,351
(Increase) decrease in other assets — net	(2,534)	685
Decrease in payables and accrued liabilities — net	(5,743)	(15,855)
Decrease in net deferred income taxes	(158)	(1,387)
Net earnings from equity investees	(1,487)	(2,526)
Dividends received from equity investees	1,906	2,408
Other — net	3,204	3,876

Cash provided (used) by operating activities	14,360	(17,004)

Investing activities:
Proceeds from investments available-for-sale matured and sold	173,881	242,764
Purchases of investments available-for-sale	(140,534)	(144,808)
Proceeds from redemptions of investments — pledged	217,225	650
Purchases of property and equipment, real estate and title plants — net	(9,045)	(7,737)
Increases in notes receivable	(420)	(838)
Collections on notes receivable	641	494
Change in cash and cash equivalents due to sale and deconsolidation of subsidiaries (see below)	(1,873)	—
Cash paid for acquisitions of subsidiaries and other — net	4,654	5,242

Cash provided by investing activities	244,529	95,767

Financing activities:
Payments on notes payable	(15,806)	(55,107)
Payments on line of credit	(216,141)	(1,279)
Purchase of remaining interest of consolidated subsidiaries	(4,116)	—
Proceeds from notes payable	2,834	1,206
Distributions to noncontrolling interests	(5,485)	(5,770)
Proceeds from exercise of stock options and grants	—	57

Cash used by financing activities	(238,714)	(60,893)

Effects of changes in foreign currency exchange rates	270	4,605

Increase in cash and cash equivalents	20,445	22,475

Cash and cash equivalents at beginning of period	116,100	86,246

Cash and cash equivalents at end of period	136,545	108,721

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months
	Ended September 30,
	2010	2009
	($000 omitted)
Supplemental information:
Changes in financial statement amounts due to sale and deconsolidation of subsidiaries:
Note receivable	2,433	—
Investments in investees, on an equity method basis	5,315	—
Goodwill	(5,902)	—
Title plants	(1,048)	—
Property and equipment, net of accumulated depreciation	(1,564)	—
Intangible asset, net of amortization	2,928	—
Other — net	(814)	—
Liabilities	1,390	—
Noncontrolling interests	336	—
Investment and other (gains) losses — net	(1,201)	—

Change in cash and cash equivalents due to sale and deconsolidation of subsidiaries	1,873	—

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1
Interim financial statements. The financial information contained in this report for the three and nine months ended September 30, 2010 and 2009, and as of September 30, 2010, is unaudited. This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
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
NOTE 2
Investments in debt and equity securities. The amortized costs and fair values follow:

	September 30, 2010		December 31, 2009
	Amortized	Fair	Amortized	Fair
	costs	values	costs	values
	($000 omitted)
Debt securities:
Municipal	39,915	42,183	55,788	58,222
Corporate and utilities	221,526	236,291	235,282	237,100
Foreign	150,569	154,749	141,376	140,993
U.S. Government	18,541	20,807	28,407	29,766
Mortgage-backed	111	86	112	86
Equity securities	—	—	12	37

	430,662	454,116	460,977	466,204

Gross unrealized gains and losses were:

	September 30, 2010		December 31, 2009
	Gains	Losses	Gains	Losses
	($000 omitted)
Debt securities:
Municipal	2,322	54	2,441	7
Corporate and utilities	14,870	105	4,056	2,238
Foreign	4,215	35	1,040	1,423
U.S. Government	2,266	—	1,419	60
Mortgage-backed	—	25	—	26
Equity securities	—	—	25	—

	23,673	219	8,981	3,754

Debt securities as of September 30, 2010 mature, according to their contractual terms, as follows (actual maturities may differ due to call or prepayment rights):

	Amortized	Fair
	costs	values
	($000 omitted)
In one year or less	13,700	13,957
After one year through five years	125,337	129,987
After five years through ten years	227,329	239,353
After ten years	64,185	70,733
Mortgage-backed	111	86

	430,662	454,116

As of September 30, 2010, gross unrealized losses on investments and the fair values of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were:

	Less than 12 months		More than 12 months		Total
	Losses	Fair values	Losses	Fair values	Losses	Fair values
	($000 omitted)

Debt securities:
Municipal	53	3,583	1	26	54	3,609
Corporate and utilities	105	5,092	—	—	105	5,092
Foreign	35	20,281	—	—	35	20,281
Mortgage-backed	—	—	25	86	25	86

	193	28,956	26	112	219	29,068

The unrealized loss positions were primarily caused by interest rate fluctuations. The number of investments in an unrealized loss position as of September 30, 2010 was 11. Since the Company does not intend to sell and will more-likely-than-not maintain each debt security until its anticipated recovery, and no significant credit risk is deemed to exist, these investments are not considered other-than-temporarily impaired.

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

The Company believes its investment portfolio is diversified and expects no material loss to result from the failure to perform by issuers of the debt securities it holds. Investments made by the Company are not collateralized. Foreign debt securities primarily include Canadian government bonds, which aggregated $127.0 million and $114.9 million as of September 30, 2010 and December 31, 2009, respectively, and United Kingdom treasury bonds. The mortgage-backed securities are issued by U.S. Government-sponsored entities.
NOTE 3
Fair value measurements. The Fair Value Measurements and Disclosures Topic of the FASB ASC defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal, or most advantageous, market for the asset or liability in an orderly transaction between market participants at the measurement date. The Fair Value Measurements Topic establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs when possible. The three levels of inputs used to measure fair value are as follows:
•	Level 1 — quoted prices in active markets for identical assets or liabilities;

•	Level 2 — observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data; and

•	Level 3 — unobservable inputs that are supported by little or no market activity and that are significant to the fair values of the assets or liabilities, including certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

As of September 30, 2010, financial instruments measured at fair value on a recurring basis are summarized below:

			Fair value
	Level 1	Level 2	measurements
	($000 omitted)
Short-term investments	27,881	—	27,881
Investments available-for-sale:
Debt securities:
Municipal	—	42,183	42,183
Corporate and utilities	—	236,291	236,291
Foreign	154,749	—	154,749
U.S. Government	20,807	—	20,807
Mortgage-backed	86	—	86

	203,523	278,474	481,997

As of September 30, 2010, Level 1 financial instruments consist of short-term investments, U.S. and foreign government bonds and mortgage-backed securities. Level 2 financial instruments consist of municipal and corporate bonds. The municipal bonds are valued using a third-party pricing service, and the corporate bonds are valued using actual transaction levels, independent broker/dealer quotes or information or a combination thereof. When no relevant broker/dealer information can be obtained, the third-party service price will be used. The third-party pricing service for both municipal and corporate bonds determines a consensus price derived from prices provided by various brokers/dealers that meet certain statistical requirements within a predefined statistical deviation. If a consensus price cannot be determined, then, by using a recognized pricing model, a theoretical value, based on where similar bonds, as defined by credit quality and market sector, have traded, is used.
Level 3 financial instruments are summarized below:

			Cash settlement
			option of
	Investments -		convertible
	pledged	Line of credit	senior notes
	($000 omitted)
December 31, 2009	202,007	(202,007)	(510)
Sold/redeemed	(216,141)	216,141	—
Realized gains	14,134	(14,134)	510

September 30, 2010	—	—	—

As of September 30, 2010, assets measured at fair value on a nonrecurring basis are summarized below:

		Impairment loss
	Level 3	recorded
	($000 omitted)
Cost-basis investments	1,702	494

The carrying amount of certain cost-basis investments exceeded their fair value and an impairment charge of $0.5 million was recorded in investment and other gains (losses) — net during the nine months ended September 30, 2010. The valuations were based on the values of the underlying assets of the investee.

NOTE 4
Investment income. Gross realized investment and other gains and losses follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
	($000 omitted)
Realized gains	1,860	1,634	13,399	6,951
Realized losses	(636)	(2,606)	(1,467)	(13,964)

	1,224	(972)	11,932	(7,013)

Expenses assignable to investment income were insignificant. There were no significant investments as of September 30, 2010 that did not produce income during the year.
Proceeds from the sales of investments available-for-sale follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
	($000 omitted)
Proceeds from sales of investments available-for-sale	40,051	30,590	140,986	181,475

For the nine months ended September 30, 2010, investment and other gains (losses) — net included realized gains of $6.3 million primarily from a transfer of the rights to internally developed software, $4.3 million from the sale of debt and equity investments available-for-sale, $1.2 million from the sale of interests in subsidiaries, $0.6 million as a result of a reduction in accruals for office closure costs and $0.5 million from the change in fair value of the cash settlement option related to the convertible senior notes. The realized gains were partially offset by realized losses of $0.7 million for the impairment of cost-basis investments.
For the nine months ended September 30, 2009, investment and other gains (losses) — net included realized losses of $9.9 million for the impairment of equity method and cost-basis investments, $1.8 million for office closure costs, $1.3 million for the impairment of equity securities available-for-sale and $0.8 million for the impairment and sale of real estate. These realized losses were partially offset by realized gains of $4.2 million related to the sale of debt and equity investments available-for-sale and $1.6 million related to the sale of a cost-basis investment.
NOTE 5
Share-based incentives. The Company accounts for its stock option plan in accordance with the Compensation — Stock Compensation Topic of the FASB ASC and uses the modified prospective method under which share-based compensation expense is recognized for new share-based awards granted and any outstanding awards that are modified, repurchased or canceled subsequent to January 1, 2006. Compensation expense is based on the fair value of the options, which is estimated using the Black-Scholes Model. All options expire 10 years from the date of grant and are granted at the closing market price of the Company’s Common Stock on the date of grant. There are no unvested awards since all options are immediately exercisable.

A summary of the Company’s stock option plan follows:

		Weighted-
		average exercise
	Options	prices ($)

December 31, 2009	216,800	22.80
Forfeited	(33,100)	17.28

September 30, 2010	183,700	23.80

As of September 30, 2010, the weighted-average remaining contractual life of options outstanding was 2.6 years and there was no aggregate intrinsic value of dilutive options.
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
To calculate diluted earnings per share, net earnings and the number of shares are adjusted for the effects of any dilutive shares. Using the if-converted method, net earnings is adjusted for interest expense, net of any tax effects, applicable to the convertible senior notes. The number of shares is adjusted by adding the number of dilutive shares, assuming they are issued, during the same reporting period. The treasury stock method is used to calculate the dilutive number of shares related to the Company’s stock option plan.
For the three and nine months ended September 30, 2010 and 2009, the Company did not have any dilutive shares under the treasury stock method mentioned above since the exercise prices of the options were greater than the weighted-average market values of the shares, which results in their exclusion from the diluted earnings calculation.
Since the Company reported a net loss after adjustments related to the if-converted method mentioned above for the three and nine months ended September 30, 2010, there were no calculations of diluted per share amounts.
NOTE 7
Contingent liabilities and commitments. As of September 30, 2010, the Company was contingently liable for guarantees of indebtedness owed primarily to banks and others by certain third parties. The guarantees primarily relate to business expansion in prior years and expire no later than 2019. As of September 30, 2010, the maximum potential future payments on the guarantees amounted to $5.6 million. Management believes that the related underlying assets and available collateral, primarily corporate stock and title plants, would enable the Company to recover any amounts paid under the guarantees. The Company believes no reserve is needed since no payment is expected on these guarantees.

In the ordinary course of business the Company guarantees the third-party indebtedness of certain of its consolidated subsidiaries. As of September 30, 2010, the maximum potential future payments on the guarantees were not more than the related notes payable recorded in the condensed consolidated balance sheet. The Company also guarantees the indebtedness related to lease obligations of certain of its consolidated subsidiaries. The maximum future obligations arising from these lease-related guarantees are not more than the Company’s future minimum lease payments. In addition, as of September 30, 2010 the Company had unused letters of credit and other commitments amounting to $3.6 million, primarily related to workers’ compensation coverage.
NOTE 8
Segment information. The Company’s two reportable segments are title insurance-related services (Title), which includes all corporate-level costs, including interest related to convertible senior notes, and real estate information (REI). Selected statement of operations information related to these segments follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
		($000 omitted)
Revenues:
Title	410,392	444,597	1,165,044	1,159,680
REI	19,673	15,394	57,874	44,532

	430,065	459,991	1,222,918	1,204,212

Intersegment revenues:
Title	17	582	202	1,201
REI	711	681	1,894	2,427

	728	1,263	2,096	3,628

Depreciation and amortization:
Title	4,585	6,358	14,833	20,142
REI	547	604	1,911	1,681

	5,132	6,962	16,744	21,823

Earnings (loss) before taxes and noncontrolling interests:
Title	(9,250)	(27,199)	(35,012)	(82,517)
REI	7,975	5,628	21,968	10,483

	(1,275)	(21,571)	(13,044)	(72,034)

Selected balance sheet information as of September 30 and December 31, respectively, related to these segments follows:

	2010	2009
	($000 omitted)
Identifiable assets:
Title	1,072,718	1,314,787
REI	57,254	54,373

	1,129,972	1,369,160

Revenues generated in the United States and all international operations follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
		($000 omitted)
United States	405,936	435,098	1,146,819	1,148,247
International	24,129	24,893	76,099	55,965

	430,065	459,991	1,222,918	1,204,212

NOTE 9
Regulatory and legal developments. In January 2009, an action was filed by individuals against Stewart Title Guaranty Company, Stewart Title of California, Inc., Cuesta Title Company and others in the Superior Court of California for the County of San Luis Obispo alleging that the plaintiffs have suffered damages relating to loans they made through Hurst Financial Corporation to an individual named Kelly Gearhart and entities controlled by Gearhart. Gearhart and Hurst have filed for bankruptcy. Thereafter, several other lawsuits making similar allegations, including a lawsuit filed by several hundred individuals, were filed in San Luis Obispo Superior Court, and one such lawsuit was removed to the United States District Court for the Central District of California. The defendants vary from case to case, but Stewart Information Services Corporation, Stewart Title Company and Stewart Title Insurance Company have each been sued in at least one of the cases. Each of the complaints alleges some combination of the following purported causes of action: breach of contract, negligence, fraud, aiding and abetting fraud, constructive fraud, breach of fiduciary duty, breach of implied covenant of good faith and fair dealing, financial elder abuse, violation of California Business and Professions Code Section 17200, violation of the Racketeer Influenced and Corrupt Organizations Act, conversion, conspiracy, alter ego, specific performance and declaratory relief. The Company has demurred to or moved to dismiss the complaints in the actions where responses to the complaints have been due. Although the San Luis Obispo Superior Court has sustained demurrers to certain causes of action and certain individuals and entities and dismissed Stewart Information Services Corporation from one case without leave to amend, the Court has overruled the demurrers as to some causes of action. Accordingly, the cases will proceed into discovery. No trial dates have been set. The United States District Court for the Central District of California granted the Company’s motion to dismiss and allowed the plaintiffs leave to amend; the Company’s motion to dismiss the amended complaint is pending. The Company intends to vigorously defend itself against the allegations and does not believe that the outcome of these matters will materially affect its consolidated financial condition or results of operations.
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
Complaints were subsequently filed in the United States District Courts for the Eastern and Southern Districts of New York and in the United States District Courts in Pennsylvania, New Jersey, Ohio, Florida, Massachusetts, Arkansas, California, Washington, West Virginia, Texas and Delaware. All of the complaints make similar class action allegations, except that certain of the complaints also allege violations of the Real Estate Settlement Procedures Act (RESPA) and various state antitrust and consumer protection laws. The complaints generally request treble damages in unspecified amounts, declaratory and injunctive relief and attorneys’ fees. To date, 78 such complaints have been filed, each of which names the Company and/or one or more of its affiliates as a defendant (and have been consolidated in the aforementioned states), of which seven have been voluntarily dismissed.

As of October 18, 2010, the Company has obtained dismissals of the claims in Arkansas, California, Delaware, Florida, Massachusetts, New Jersey, New York, Ohio, Pennsylvania (where plaintiffs may pursue injunctive relief only), Texas and Washington. The Company filed a motion to dismiss in West Virginia (where all proceedings have been stayed and the docket closed) and has moved for summary judgment on the claims for injunctive relief in Pennsylvania. The plaintiffs have appealed the dismissal in Ohio to the United States Court of Appeals for the Sixth Circuit and the dismissal in New Jersey to the United States Court of Appeals for the Third Circuit. The dismissals in New York and Texas have been affirmed by the United States Courts of Appeals for the Second and Fifth Circuits, respectively, and on October 4, 2010, the United States Supreme Court denied the plaintiffs’ petitions for review of those decisions. The Company has also moved to dismiss the remaining RESPA claims which are pending in New York. Although the Company cannot predict the outcome of these actions, it intends to vigorously defend itself against the allegations and does not believe that the outcome will materially affect its consolidated financial condition or results of operations.
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
The Company is subject to administrative actions and litigation relating to the basis on which premium taxes are paid in certain states. Additionally, the Company has received various other inquiries from governmental regulators concerning practices in the insurance industry. Many of these practices do not concern title insurance. The Company believes that it has adequately reserved for these matters and does not anticipate that the outcome of these inquiries will materially affect its consolidated financial condition or results of operations.
The Company is also subject to various other administrative actions and inquiries into its business conduct in certain of the states in which it operates. While the Company cannot predict the outcome of the various regulatory and administrative matters, it believes that it has adequately reserved for these matters and does not anticipate that the outcome of any of these matters will materially affect its consolidated financial condition or results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MANAGEMENT’S OVERVIEW
We reported a net loss attributable to Stewart of $22.6 million for the nine months ended September 30, 2010 compared with a net loss attributable to Stewart of $81.9 million for the same period in 2009. On a basic and diluted per share basis, our net loss attributable to Stewart was $1.23 for the nine months ended September 30, 2010 compared with a net loss attributable to Stewart of $4.51 for the same period in 2009. Revenues of $1.2 billion for the nine months ended September 30, 2010 were relatively flat when compared to the nine months ended September 30, 2009.
Total revenues declined 6.5% in the third quarter of 2010 compared to the same period in 2009, and operating revenues decreased 6.9%. Revenues from direct title operations decreased 8.4% in the third quarter of 2010 compared to the same period in the prior year. Although total orders closed for the quarter declined 15.5%, revenue per closing increased 3.2% to $1,845. This increase in overall revenue per order is due to the current quarter’s closings being less heavily weighted to refinancing transactions than in the prior year’s quarter. Revenues from agency operations decreased 7.9% in the third quarter of 2010 compared to the third quarter of 2009.

Third quarter title revenues were not impacted by the temporary suspension of foreclosures announced by certain lenders. Although a disruption in the foreclosure process by lenders could negatively impact revenues and, ultimately, earnings in the short term, the anticipated volume of REO properties for sale indicates that a number of properties will soon be placed on the market. Distressed properties (including REO and short sales) that will be marketed are generally offered at some discount and this, combined with historically low interest rates, creates a positive environment for home sales. Stewart Title Guaranty Company issued a bulletin to title agencies and owned offices providing underwriting guidelines and standards to enable them to insure REO sale transactions.
Our lender services operations in the REI segment reported an increase in revenues of 27.8% for the third quarter of 2010 compared to the third quarter of 2009, but revenues were down 26.2% sequentially from the second quarter of 2010. Demand for loan modification services, a product introduced in the second quarter of 2009, retreated somewhat in the third quarter relative to the second quarter of 2010 as the need for this product is dependent on the number and scale of government programs and lender projects and can fluctuate significantly from quarter to quarter.
Title losses in the third quarter of 2010 were 9.6% of title revenues, declining from 12.6% in the third quarter of 2009, and slightly higher than the 9.3% recorded in the second quarter of 2010. Included in the current quarter’s title losses are accruals aggregating $4.9 million resulting from changes in the estimated legal costs for several existing large title claims that we are working to resolve. Included in the third quarter of 2009 were accruals totaling $18.6 million relating to a reserve strengthening charge and large title claims. Losses incurred on known claims year-to-date have decreased 14.6% compared to the prior year period. Nevertheless, cash claims payments remain elevated and, consequently, we have maintained a relatively high provisioning rate for title losses. We have had no reserve strengthening charges for the last four quarters, and agency defalcation losses greater than $1 million have been greatly reduced. Five such losses were reported in the last five quarters (averaging less than $1.5 million each), and none were reported in the current quarter. Previously canceled agents accounted for approximately 45% of cash claim payments in the third quarter of 2010.
CRITICAL ACCOUNTING ESTIMATES
Actual results can differ from our accounting estimates. While we do not anticipate significant changes in our estimates, there is a risk that such changes could have a material impact on our consolidated financial condition or results of operations for future periods.
Title loss reserves
Our most critical accounting estimate is providing reserves for title losses associated with issued title insurance policies. Our liability for estimated title losses as of September 30, 2010 comprises both known claims ($151.9 million) and our estimate of claims that may be reported in the future ($335.7 million). The amount of the reserve represents the aggregate future payments (net of recoveries recognized) that we expect to incur on policy and escrow losses and in costs to settle claims.
Provisions for title losses, as a percentage of title operating revenues, were 9.0% and 12.3% for the nine months ended September 30, 2010 and 2009, respectively. Actual loss payment experience, including the impact of large losses, is the primary reason for increases or decreases in our loss provision. A change of 100 basis points in this percentage, a reasonably likely scenario based on our historical loss experience, would have increased or decreased our provision for title losses and pretax operating results approximately $11.4 million for the nine months ended September 30, 2010.

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
Our accruals for revenues on unreported policies from agencies were not material to our consolidated assets or stockholders’ equity as of September 30, 2010 and December 31, 2009. The differences between the amounts our agencies have subsequently reported to us compared to our estimated accruals are substantially offset by any differences arising from prior years’ accruals and have been immaterial to consolidated assets and stockholders’ equity during each of the three prior years. We believe our process provides the most reliable estimate of the unreported revenues on policies and appropriately reflects the trends in agency policy activity.
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
Based on this evaluation, we estimate and expense to current operations any loss in value of these assets. As part of our process, we obtain input from third-party appraisers regarding the fair value of our reporting units. While we are responsible for assessing whether an impairment of goodwill exists, we utilize the input from third-party appraisers to assess the overall reasonableness of our conclusions. There were no impairment charges for goodwill or material impairment charges for other long-lived assets during the nine months ended September 30, 2010 or 2009.
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

RESULTS OF OPERATIONS
Comparisons of our results of operations for the three and nine months ended September 30, 2010 with the three and nine months ended September 30, 2009 follow. Factors contributing to fluctuations in our results of operations are presented in the order of their monetary significance and we have quantified, when necessary, significant changes. Results from our REI segment are included in our discussions regarding the three and nine months ended September 30, 2010. When relevant, we have discussed our REI segment’s results separately.
Our statements on home sales and loan activity are based on published industry data from sources including Fannie Mae, the National Association of Realtors®, the Mortgage Bankers Association and Freddie Mac. We also use information from our direct operations.
Operating environment. Data for September 2010 compared with the same period in 2009 indicates annualized sales of new homes and existing homes, seasonally adjusted, decreased 21.5%, and 19.1%, respectively. September 2010 existing home sales were at a seasonally adjusted annual rate of 4.53 million versus 5.60 million a year earlier. New and existing home prices and sale transactions have declined since the expiration of the homebuyer tax credit in the second quarter of 2010 even though interest rates continue to be relatively low. One-to-four family residential lending decreased from an estimated $425 billion in the third quarter of 2009 to $349 billion in the second quarter of 2010 (most recent data available), primarily driven by an estimated $88 billion decrease in refinancing originations from the third quarter of 2009 to the second quarter of 2010 (most recent data available). Commercial lending activity industry-wide improved by 1% in the second quarter of 2010 (most recent data available) compared with the same period of 2009 and improved 35% compared with the first quarter of 2010.
According to Fannie Mae and other industry experts, the real estate and related lending markets continue to face challenges due to weakened consumer confidence, partially resulting from high unemployment.
Nine months ended September 30, 2010 compared with nine months ended September 30, 2009
Title revenues. Revenues from direct title operations decreased $40.3 million, or 8.0%, in the first nine months of 2010 compared to the first nine months of 2009, partially due to the sale and deconsolidation of several subsidiaries, as well as significantly fewer refinancing transactions. The largest revenue decreases were in Texas and California. These revenue decreases were partially offset by improvements in our international and commercial revenues for the first nine months of 2010 compared to the first nine months of 2009. Revenues from commercial and other large transactions increased $13.0 million, or 25.0%, in the first nine months of 2010 compared to the first nine months of 2009.
Direct operating revenues, excluding large commercial policies, decreased 11.8% in the first nine months of 2010 compared to the first nine months of 2009, primarily due to a 23.0% decrease in direct orders closed during the same period. The average revenue per closing, excluding large commercial policies, increased 14.6% in the first nine months of 2010 compared to the first nine months of 2009. Despite the decrease in direct orders closed in the first nine months of 2010 compared to the first nine months of 2009, the average revenue per closing, including large commercial policies, increased 19.6% during the same period. Our decrease in direct orders closed and increase in average revenue per closing were driven by a different mix of closings with the first nine months of 2010 experiencing more large commercial closings and fewer residential refinancing closings than in the first nine months of 2009. On average, refinance premium rates are 60% of the title premium revenue of a similarly priced sale transaction.
Revenues from independent agencies increased $27.9 million, or 4.3%, in the first nine months of 2010 compared to the first nine months of 2009. This increase is largely due to significant increases in revenues from existing agencies, as well as the addition of new, higher-remitting, lower-risk agencies. These increases resulted from the uneven recovery in certain real estate markets with a higher concentration of agency business. The largest increases in revenues from agencies during the first nine months of 2010 were in California, New Jersey and Texas.

The median selling price of homes has fallen 23.5% from August 2007 to September 2010, which has resulted in lower premium revenue per resale closing. As a consequence, in 2009 we began a review of our premium rates in all states. Where possible, we are seeking to raise rates or to modify agency splits (the percent of premium remitted to the underwriter with the remainder retained by the agency) to levels necessary to improve profitability from our agency operations. To date, we have increased title premium rates in 19 states and are renegotiating agency remittance rates with our independent agencies in 39 states. In addition, we have raised rates on certain service fees.
REI revenues. Real estate information operating revenues increased $13.3 million, or 30.0%, in the first nine months of 2010 compared to the first nine months of 2009. The increase was primarily due to a significant rise in demand for our loan modification services. Demand for these services is dependent on the number and scale of governmental programs and lender projects and can fluctuate significantly from quarter to quarter.
Investment income. Investment income decreased $1.3 million, or 8.0%, in the first nine months of 2010 compared to the first nine months of 2009, primarily due to decreases in the average invested balances and, to a lesser extent, decreases in yield. The decreases were partially offset by a one-time royalty payment of $1.2 million received in June 2010. Certain realized investment gains and losses, which are included in our results of operations in investment and other gains (losses) — net, arise from the ongoing management of our investment portfolio for the purpose of improving performance.
For the nine months ended September 30, 2010, investment and other gains (losses) — net included realized gains of $6.3 million primarily from a transfer of the rights to internally developed software, $4.3 million from the sale of debt and equity investments available-for-sale, $1.2 million from the sale of interests in subsidiaries, $0.6 million as a result of a reduction in accruals for office closure costs and $0.5 million from the change in fair value of the cash settlement option related to the convertible senior notes. The realized gains were partially offset by realized losses of $0.7 million for the impairment of cost-basis investments.
For the nine months ended September 30, 2009, investment and other gains (losses) — net included realized losses of $9.9 million for the impairment of equity method and cost-basis investments, $1.8 million for office closure costs, $1.3 million for the impairment of equity securities available-for-sale and $0.8 million for the impairment and sale of real estate. These realized losses were partially offset by realized gains of $4.2 million related to the sale of debt and equity investments available-for-sale and $1.6 million related to the sale of a cost-basis investment.
Retention by agencies. Amounts retained by title agencies are based on agreements between agencies and our title insurance underwriters. The average retention percentage may vary from year-to-year due to the geographical mix of agency operations, the volume of title revenues and, in some states, laws or regulations. On average, amounts retained by independent agencies, as a percentage of revenues generated by them, were 83.2% and 82.4% in the first nine months of 2010 and 2009, respectively. The increase in the first nine months of 2010 compared to the first nine months of 2009 is primarily due to the uneven recovery of real estate markets across the nation; those states with higher agency retention percentages have experienced a disproportionate increase in transaction activity. As markets recover nationally, we expect the mix of agency business to normalize, resulting in lower average retention percentages in the aggregate. In addition, we are actively modifying remittance rates with many of our independent agencies, increasing the amount of premiums remitted by our independent agencies to our underwriters.

Employee costs. Our employee costs and certain other operating expenses are sensitive to inflation. Employee costs for the combined business segments decreased $15.3 million, or 4.2%, in the first nine months of 2010 compared to the first nine months of 2009. Total employee costs were reduced in the first nine months of 2010 compared to the first nine months of 2009 due to employee count reduction initiatives and the sale and deconsolidation of several subsidiaries. We reduced our employee count company-wide by approximately 140 during the first nine months of 2010 and 180 since the third quarter of 2009, excluding the impact of deconsolidation of several subsidiaries. The cost impact of these decreases was partially offset by increases in state unemployment tax rates in certain states.
In our REI segment, total employee costs increased $1.9 million, or 9.0%, in the first nine months of 2010 compared to the first nine months of 2009, primarily due to increases in staffing driven by increased demand for our loan modification services.
Other operating expenses. Other operating expenses include costs that are fixed in nature, costs that follow, to varying degrees, changes in transaction volumes and revenues and costs that fluctuate independently of revenues. Costs that are fixed in nature include attorney fees, equipment rental, insurance, professional fees, rent and other occupancy expenses, repairs and maintenance, technology costs, telephone and title plant rent. Costs that follow, to varying degrees, changes in transaction volumes and revenues include fee attorney splits, bad debt expenses, certain REI expenses, copy supplies, delivery fees, outside search fees, postage, premium taxes and title plant expenses. Costs that fluctuate independently of revenues include auto and airplane expenses, general supplies, litigation defense and settlement costs, promotion costs and travel.
Other operating expenses for the combined business segments decreased $11.3 million, or 5.3%, in the first nine months of 2010 compared to the first nine months of 2009. Costs fixed in nature decreased $4.5 million, or 4.8%, in the first nine months of 2010 compared with the first nine months of 2009. The decrease in costs fixed in nature is primarily due to decreases in rent and other occupancy expenses and attorney fees, partially offset by increases in professional fees and insurance. Costs that follow, to varying degrees, changes in transaction volumes and revenues decreased $10.1 million, or 11.8%, in the first nine months of 2010 compared with the first nine months of 2009, excluding a $3.0 million credit relating to a reversal of an accrual for a legal matter resolved in our favor in the first nine months of 2009. This decrease was primarily related to the decline in transaction volume in our direct operations. Costs that fluctuate independently of revenues were relatively unchanged in the first nine months of 2010 compared with the first nine months of 2009.
Title losses. Provisions for title losses, as a percentage of title operating revenues, were 9.0% and 12.3% for the first nine months of 2010 and 2009, respectively. Provisions for title losses in the first nine months of 2010 included an $11.5 million charge relating to adjustments to previously recorded large title losses, partially offset by an insurance recovery of $1.3 million on a previously recognized title loss.
The first nine months of 2009 included reserve strengthening adjustments of $31.7 million relating to policy years 2005, 2006 and 2007 due to higher than expected loss payments and incurred loss experience for these policy years. The increase in loss payment experience for recent policy years resulted in an increase in the loss ratio related to revenues recognized on policies issued in 2009, and, accordingly, a $3.8 million catch-up adjustment was recorded to title losses in the third quarter of 2009. Provisions for title losses in the first nine months of 2009 also include charges of $27.2 million relating to large title claims including several independent agency defalcations and mechanic lien claims. These charges were partially offset by insurance recoveries of $10.5 million on previously recognized title losses.

Income taxes. Our effective tax rates were (23.5%) and (4.8%) for the first nine months of 2010 and 2009, respectively, based on losses before taxes and after deducting earnings of noncontrolling interests, which aggregated $18.3 million and $78.2 million for the first nine months of 2010 and 2009, respectively. Our effective income tax rate for the first nine months of 2010 was significantly impacted by an $8.2 million increase in the valuation allowance against our deferred tax assets. The valuation allowance will be evaluated for reversal, subject to certain potential limitations, as we return to profitability. The income tax expense recorded in the first nine months of 2010 consists of foreign and state taxes and income taxes associated with subsidiaries not included in our consolidated federal tax return, net of tax benefits from certain tax credits.
Our effective income tax rate for the first nine months of 2009 was significantly impacted by a valuation allowance against our deferred tax assets. Our 2009 annual effective tax rate was 27.9%.
Three months ended September 30, 2010 compared with three months ended September 30, 2009
Title revenues. Revenues from direct title operations decreased $14.8 million, or 8.4%, in the third quarter of 2010 compared to the third quarter of 2009. Revenues from our direct title operations decreased for the third quarter of 2010 compared to the third quarter of 2009, primarily due to the sale and deconsolidation of several subsidiaries. The largest revenue decreases were in Texas and California. These revenue decreases were partially offset by improvements in our commercial revenues for the third quarter of 2010 compared to the third quarter of 2009. Revenues from commercial and other large transactions increased $4.7 million, or 26.4%, in the third quarter of 2010 compared to the third quarter of 2009.
Direct operating revenues, excluding large commercial policies, decreased 13.0% in the third quarter of 2010 compared to the third quarter of 2009, primarily due to a 15.5% decrease in direct orders closed during the same period. The average revenue per closing, excluding large commercial policies, increased 3.0% in the third quarter of 2010 compared to the third quarter of 2009. Despite the decrease in direct orders closed in the third quarter of 2010 compared to the third quarter of 2009, the average revenue per closing, including large commercial policies, increased 7.8% in the third quarter of 2010 compared to the third quarter of 2009. Our decrease in direct orders closed and increase in average revenue per closing were driven by a different mix of orders, with the third quarter of 2010 experiencing more large commercial closings than in the third quarter of 2009. On average, refinance premium rates are 60% of the title premium revenue of a similarly priced sale transaction.
Revenues from independent agencies decreased $20.9 million, or 7.9%, in the third quarter of 2010 compared to the third quarter of 2009. This decrease is largely due to lower real estate transaction volume. The largest decreases in revenues from agencies during the third quarter of 2010 were in Pennsylvania, Virginia and Utah.
REI revenues. Real estate information operating revenues increased $4.3 million, or 27.8%, in the third quarter of 2010 compared to the third quarter of 2009. The increase was primarily due to a significant rise in demand for our loan modification services. Demand for these services is dependent on the number and scale of governmental programs and lender projects and can fluctuate significantly from quarter to quarter.
Investment income. Investment income decreased $0.7 million, or 13.6%, in the third quarter of 2010 compared to the third quarter of 2009. Investment income decreased primarily due to decreases in yield, and, to a lesser extent, decreases in the average invested balances. Certain realized investment gains and losses, which are included in our results of operations in investment and other gains (losses) — net, arise from the ongoing management of our investment portfolio for the purpose of improving performance.
For the third quarter of 2010, investment and other gains (losses) — net included realized gains of $1.4 million primarily from the sale of debt and equity investments available-for-sale, partially offset by realized losses of $0.5 million for the impairment of cost-basis investments.

For the third quarter of 2009, investment and other gains (losses) — net included realized losses of $2.3 million for the impairment of cost-basis investments, partially offset by realized gains of $1.2 million for the sale of debt and equity investments available-for-sale.
Retention by agencies. Amounts retained by title agencies are based on agreements between agencies and our title underwriters. The average retention percentage may vary from year-to-year due to the geographical mix of agency operations, the volume of title revenues and, in some states, laws or regulations. On average, amounts retained by independent agencies, as a percentage of revenues generated by them, were 83.2% and 82.2% in the third quarters of 2010 and 2009, respectively. The increase in the third quarter of 2010 compared to the third quarter of 2009 is primarily due to the uneven recovery of real estate markets across the nation; those states with higher agency retention percentages have experienced a disproportionate increase in transaction activity. As markets recover nationally, we expect the mix of agency business to normalize, resulting in lower average retention percentages in the aggregate. In addition, we are actively modifying remittance rates with many of our independent agencies, increasing the amount of premiums remitted by our independent agencies to our underwriters.
Employee costs. Our employee costs and certain other operating expenses are sensitive to inflation. Employee costs for the combined business segments decreased $11.8 million, or 9.4%, in the third quarter of 2010 compared to the third quarter of 2009. Total employee costs were reduced in the third quarter of 2010 compared to the third quarter of 2009 due to employee count reduction initiatives and the sale and deconsolidation of several subsidiaries. Even though total title orders opened in the third quarter of 2010 increased 6.7% compared to the third quarter of 2009, we reduced our employee count company-wide by approximately 80 during the third quarter of 2010 in an effort to adjust staffing levels to reflect market activity.
In our REI segment, total employee costs were relatively flat in the third quarter of 2010 compared to the third quarter of 2009, primarily due to adjustments in staffing levels due to variability in demand for our loan modification services. A continual focus on production efficiencies allowed us to accomplish this even though revenues increased 27.8%.
Other operating expenses. Other operating expenses include costs that are fixed in nature, costs that follow, to varying degrees, changes in transaction volumes and revenues and costs that fluctuate independently of revenues. Costs that are fixed in nature include attorney fees, equipment rental, insurance, professional fees, rent and other occupancy expenses, repairs and maintenance, technology costs, telephone and title plant rent. Costs that follow, to varying degrees, changes in transaction volumes and revenues include fee attorney splits, bad debt expenses, certain REI expenses, copy supplies, delivery fees, outside search fees, postage, premium taxes and title plant expenses. Costs that fluctuate independently of revenues include auto and airplane expenses, general supplies, litigation defense and settlement costs, promotion costs and travel.
Other operating expenses for the combined business segments decreased $6.1 million, or 8.0%, in the third quarter of 2010 compared to the third quarter of 2009. Costs fixed in nature were relatively flat in the third quarter of 2010, as decreases in rent and other occupancy expenses and attorney fees were partially offset by increases in professional fees. Costs that follow, to varying degrees, changes in transaction volumes and revenues decreased $6.6 million, or 21.2%, in the third quarter of 2010 compared with the third quarter of 2009, primarily due to decreases in outside search fees, bad debt expenses and fee attorney splits. Costs that fluctuate independently of revenues increased $1.1 million, or 8.3%, in the third quarter of 2010 compared with the third quarter of 2009, primarily due to increases in litigation.
Title losses. Provisions for title losses, as a percentage of title operating revenues, were 9.6% and 12.6% for the third quarters of 2010 and 2009, respectively. Provisions for title losses in the third quarter of 2010 included a $4.9 million charge relating to changes in the estimated legal costs for several previously recorded large title losses that we are working to resolve.

The third quarter of 2009 included a reserve strengthening charge of $12.5 million relating to policy years 2006 and 2007 due to higher than expected loss payments and incurred loss experience for these policy years. The increase in loss payment experience for recent policy years resulted in an increase in the loss ratio related to revenues recognized on policies issued in 2009, and, accordingly, a $3.8 million catch-up adjustment was recorded to title losses in the third quarter of 2009. Provisions for title losses for the third quarter of 2009 also include charges of $6.5 million relating to large title claims and a mechanic lien claim. These charges were partially offset by insurance recoveries of $0.4 million on previously recognized title losses.
Income taxes. Our effective tax rates were 1.0% and (1.1%) for the third quarters of 2010 and 2009, respectively, based on a loss before taxes and after deducting earnings of noncontrolling interests, which aggregated ($3.1) million and ($23.4) million for the third quarters of 2010 and 2009, respectively. Our effective income tax rate for the third quarter of 2010 was impacted by a $0.5 million increase in the valuation allowance against our deferred tax assets. The valuation allowance will be evaluated for reversal as we return to profitability. The income tax benefit recorded in the third quarter of 2010 consists of certain tax credits, net of foreign and state taxes and income taxes associated with subsidiaries not included in our consolidated federal tax return.
Our effective income tax rate for the third quarter of 2009 was significantly impacted by a valuation allowance against our deferred tax assets. Our 2009 annual effective tax rate was 27.9%.
LIQUIDITY AND CAPITAL RESOURCES
Our liquidity and capital resources represent our ability to generate cash flow to meet our obligations to our shareholders, customers (payments to satisfy claims on title policies), vendors, employees, lenders and others. As of September 30, 2010, our cash and investments, including amounts reserved pursuant to statutory requirements, aggregated $618.5 million.
A substantial majority of our consolidated cash and investments as of September 30, 2010 was held by Stewart Title Guaranty Company (Guaranty) and its subsidiaries. The use and investment of these funds, dividends to the holding company, and cash transfers between Guaranty and its subsidiaries and the holding company are subject to certain legal and regulatory restrictions. In general, Guaranty may use its cash and investments in excess of its legally-mandated statutory premium reserve (established in accordance with requirements under Texas law) to fund its insurance operations, including claims payments. Guaranty may also, subject to certain limitations and upon regulatory approval, pay dividends to the holding company and/or provide funds to its subsidiaries (whose operations consist principally of field title offices) for their operating and debt service needs.
A summary of our net consolidated cash flows for the nine months ended September 30 follows:

	2010	2009
	(dollars in millions)
Net cash provided (used) by operating activities	14.4	(17.0)
Net cash provided by investing activities	244.5	95.8
Net cash used by financing activities	(238.7)	(60.9)

Operating activities
Our principal sources of cash from operations are premiums on title policies, title service-related transactions and loan modification services. Our independent agencies remit cash to us net of their contractual retention. Our principal cash expenditures for operations are employee costs, operating costs and title claims payments.

Our improved cash flow from operations for the first nine months of 2010 compared to the first nine months of 2009 was primarily due to the receipt of a $50.9 million income tax refund, which was reflected as a receivable at December 31, 2009, cash receipts from loan modification services in 2010, and the reduction in our net loss. These improvements in operating cash flow were offset by an increase in claims payments over amounts provisioned for title losses in the nine months ended September 30, 2010 compared to the same period in 2009. Although revenues from agency operations increased 4.3% for the first nine months of 2010 compared with the first nine months of 2009, cash remittances from independent agencies typically lag remittances from our owned title offices. Also, the increase in average agency retention rate from 82.4% for first nine months of 2009 to 83.2% for the first nine months of 2010 results in less cash being remitted than had the average retention rate remained unchanged.
Our business continues to be labor intensive, although we have made significant progress in automating our services. We have centralized order processing into Regional Production Centers, which allows us to more easily adjust staffing levels as order volumes fluctuate. There are typically delays between changes in market conditions and changes in staffing levels; therefore, employee costs do not change at the same rate as revenues change. We reduced our number of employees by approximately 140 during the first nine months of 2010.
Cash payments on title claims for the first nine months of 2010 and 2009 were $119.7 million and $110.2 million, respectively. Claims payments remain elevated as payments are made on previously accrued title losses. Claims payments made, net of insurance recoveries, during the first nine months of 2010 and 2009 include $24.6 million and $19.6 million, respectively, on large title claims. Also, more than 65% of the amount of total claim payments relating to independent agencies made in the first nine months of 2010 was for losses arising from now-canceled independent agencies. As the losses from those agencies are paid and newly reported prior policy year claims begin to decline, we expect the overall amount of cash paid on title claims to decline significantly.
The insurance regulators of the states in which our underwriters are domiciled require our statutory premium reserves to be fully funded, segregated and invested in high-quality securities and short-term investments. As of September 30, 2010, cash and investments funding the statutory premium reserve aggregated $416.8 million and our statutory estimate of claims that may be reported in the future totaled $335.7 million. In addition to this restricted cash and investments, we had unrestricted cash and investments (excluding cost-basis and equity method investments) of $99.0 million, which are available for underwriter operations, including claims payments.
Investing activities
Cash from investing activities was generated principally by proceeds from investments matured and sold in the amounts of $173.9 million and $242.8 million for the first nine months of 2010 and 2009, respectively. We used cash for the purchases of investments in the amounts of $140.5 million and $144.8 million for the first nine months of 2010 and 2009, respectively, and at September 30, 2010, we had approximately $0.1 million of term bank debt outstanding. The cash from sales and maturities not reinvested was used principally to fund operations and, to a lesser extent in 2010, reduce notes payable.
Capital expenditures, including the purchases of real estate, were $9.0 million and $7.7 million for the first nine months of 2010 and 2009, respectively. Capital expenditures increased in the first nine months of 2010 and 2009 primarily due to the purchase of real estate. Generally, capital expenditures continue at reduced levels since almost no new offices were opened in the first nine months of 2010 and 2009 due to poor economic conditions. We have continued to curtail spending in other areas, and we expect capital expenditures to remain in line with the prior year level as we continue to aggressively manage cash flow. We have no material commitments for capital expenditures.

Financing activities and capital resources
Total debt and stockholders’ equity were $70.6 million and $449.5 million, respectively, as of September 30, 2010. We repaid $15.8 million and $55.1 million of debt in accordance with the underlying terms of the debt instruments for the nine months ended September 30, 2010 and 2009, respectively. In the third quarter of 2010, we paid $4.1 million to purchase the remaining interest in two of our consolidated subsidiaries. We also have available a $10.0 million bank line of credit, which expires in June 2011, under which no borrowings were outstanding at September 30, 2010.
Effect of changes in foreign currency rates
The effect of changes in foreign currency rates on the consolidated statements of cash flows was a net decrease in cash and cash equivalents of $0.3 million for the first nine months of 2010 as compared to an increase of $4.6 million for the first nine months of 2009. Our principal foreign operating unit is in Canada, and, on average, the value of the U.S. dollar relative to the Canadian dollar decreased during the first nine months of 2010, which was more than offset by an increase of the U.S. dollar relative to the British Pound Sterling.
***********
Throughout 2009 and continuing into 2010, we have worked to increase title premium rates charged and premium remittance rates to our underwriters. As of the end of the third quarter of 2010, we have increased title premium rates in 19 states and are renegotiating agency remittance rates with our independent agencies in 39 states. In addition, we have raised rates on certain service fees. We anticipate improved operating results, and thus cash flow, in 2010 and 2011 from the impact of these actions and will continue to seek rate increases or modify agency splits where possible.
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
Contingent liabilities and commitments. As of September 30, 2010, we were contingently liable for guarantees of indebtedness owed primarily to banks and others by certain third parties. The guarantees primarily relate to business expansion in prior years and expire no later than 2019. As of September 30, 2010, the maximum potential future payments on the guarantees amounted to $5.6 million. We believe that the related underlying assets and available collateral, primarily corporate stock and title plants, would enable us to recover any amounts paid under the guarantees. We believe no reserve is needed since no payment is expected on these guarantees.
In the ordinary course of business we guarantee the third-party indebtedness of certain of our consolidated subsidiaries. As of September 30, 2010, the maximum potential future payments on the guarantees were not more than the related notes payable recorded in the condensed consolidated balance sheet. We also guarantee the indebtedness related to lease obligations of certain of our consolidated subsidiaries. The maximum future obligations arising from these lease-related guarantees are not more than our future minimum lease payments. In addition, as of September 30, 2010 we had unused letters of credit and other commitments amounting to $3.6 million, primarily related to workers’ compensation coverage.

Other-than-temporary impairments of investments. For the first nine months of 2009, we recorded impairment charges of $1.3 million relating to investments available-for-sale.
Other comprehensive earnings. Unrealized gains and losses on investments and changes due to fluctuations in foreign currency exchange rates are reported net of deferred taxes in accumulated other comprehensive earnings, a component of stockholders’ equity, until realized. For the first nine months of 2010, net unrealized investment gains of $11.8 million, which decreased our comprehensive loss, were primarily related to temporary increases in market values of corporate and government bond investments. For the first nine months of 2009, net unrealized investment gains of $10.0 million, which decreased our comprehensive loss, were related to temporary increases in market values of corporate and municipal bond investments and equity investments, partially offset by declines in government bond investments. Fluctuations in foreign currency exchange rates, primarily related to our Canadian operations, increased comprehensive income by $1.6 million for the first nine months of 2010 and decreased comprehensive loss by $9.5 million, net of taxes, for the first nine months of 2009.
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
Forward-looking statements. Certain statements in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to future, not past, events and often address our expected future business and financial performance. These statements often contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “will” or other similar words. Forward-looking statements by their nature are subject to various risks and uncertainties that could cause our actual results to be materially different than those expressed in the forward-looking statements. These risks and uncertainties include, among other things, the severity and duration of current financial and economic conditions; continued weakness or further adverse changes in the level of real estate activity; changes in mortgage interest rates, existing and new home sales, and availability of mortgage financing; our ability to respond to and implement technology changes, including the completion of the implementation of our enterprise systems; the impact of unanticipated title losses on the need to further strengthen our policy loss reserves; the effect of title losses on our cash flows and financial condition; the impact of our increased diligence and inspections in our agency operations; changes to the participants in the secondary mortgage market and the rate of refinancings that affect the demand for title insurance products; regulatory non-compliance, fraud or defalcations by our title insurance agencies or employees; our ability to timely and cost-effectively respond to significant industry changes and introduce new products and services; the impact of changes in governmental and insurance regulations, including any future reductions in the pricing of title insurance products and services; our dependence on our operating subsidiaries as a source of cash flow; the continued realization of expected expense savings resulting from our expense reduction steps; our ability to access the equity and debt financing markets when and if needed; our ability to grow our international operations; and our ability to respond to the actions of our competitors. These risks and uncertainties, as well as others, are discussed in more detail in our documents filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2009, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K. We expressly disclaim any obligation to update any forward-looking statements contained in this report to reflect events or circumstances that may arise after the date hereof, except as may be required by applicable law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes during the quarter ended September 30, 2010 in our investment strategies, types of financial instruments held or the risks associated with such instruments that would materially alter the market risk disclosures made in our Annual Report on Form 10-K for the year ended December 31, 2009.
Item 4. Controls and Procedures
Our principal executive officers and principal financial officer are responsible for establishing and maintaining adequate internal control over financial reporting. After evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2010, they have concluded that, as of such date, our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective.
There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. As a result, no corrective actions were required or undertaken.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
In January 2009, an action was filed by individuals against Stewart Title Guaranty Company, Stewart Title of California, Inc., Cuesta Title Company and others in the Superior Court of California for the County of San Luis Obispo alleging that the plaintiffs have suffered damages relating to loans they made through Hurst Financial Corporation to an individual named Kelly Gearhart and entities controlled by Gearhart. Gearhart and Hurst have filed for bankruptcy. Thereafter, several other lawsuits making similar allegations, including a lawsuit filed by several hundred individuals, were filed in San Luis Obispo Superior Court, and one such lawsuit was removed to the United States District Court for the Central District of California. The defendants vary from case to case but Stewart Information Services Corporation, Stewart Title Company and Stewart Title Insurance Company have each been sued in at least one of the cases. Each of the complaints alleges some combination of the following purported causes of action: breach of contract, negligence, fraud, aiding and abetting fraud, constructive fraud, breach of fiduciary duty, breach of implied covenant of good faith and fair dealing, financial elder abuse, violation of California Business and Professions Code Section 17200, violation of the Racketeer Influenced and Corrupt Organizations Act, conversion, conspiracy, alter ego, specific performance and declaratory relief. We have demurred to or moved to dismiss the complaints in the actions where responses to the complaints have been due. Although the San Luis Obispo Superior Court has sustained demurrers to certain causes of action and certain individuals and entities and dismissed us from one case without leave to amend, the Court has overruled the demurrers as to some causes of action. Accordingly, the cases will proceed into discovery. No trial dates have been set. The United States District Court for the Central District of California granted our motion to dismiss and allowed the plaintiffs leave to amend; our motion to dismiss the amended complaint is pending. We intend to vigorously defend ourselves against the allegations and do not believe that the outcome of these matters will materially affect our consolidated financial condition or results of operations.
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
Complaints were subsequently filed in the United States District Courts for the Eastern and Southern Districts of New York and in the United States District Courts in Pennsylvania, New Jersey, Ohio, Florida, Massachusetts, Arkansas, California, Washington, West Virginia, Texas and Delaware. All of the complaints make similar class action allegations, except that certain of the complaints also allege violations of the Real Estate Settlement Procedures Act (RESPA) and various state antitrust and consumer protection laws. The complaints generally request treble damages in unspecified amounts, declaratory and injunctive relief and attorneys’ fees. To date, 78 such complaints have been filed, each of which names us and/or one or more of our affiliates as a defendant (and have been consolidated in the aforementioned states), of which seven have been voluntarily dismissed.

As of October 18, 2010, we have obtained dismissals of the claims in Arkansas, California, Delaware, Florida, Massachusetts, New Jersey, New York, Ohio, Pennsylvania (where plaintiffs may pursue injunctive relief only), Texas and Washington. We filed a motion to dismiss in West Virginia (where all proceedings have been stayed and the docket closed) and have moved for summary judgment on the claims for injunctive relief in Pennsylvania. The plaintiffs have appealed the dismissal in Ohio to the United States Court of Appeals for the Sixth Circuit and the dismissal in New Jersey to the United States Court of Appeals for the Third Circuit. The dismissals in New York and Texas have been affirmed by the United States Courts of Appeals for the Second and Fifth Circuits, respectively, and on October 4, 2010, the United States Supreme Court denied the plaintiffs’ petitions for review of those decisions. We have also moved to dismiss the remaining RESPA claims which are pending in New York. Although we cannot predict the outcome of these actions, we intend to vigorously defend ourselves against the allegations and do not believe that the outcome will materially affect our consolidated financial condition or results of operations.
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
We are subject to administrative actions and litigation relating to the basis on which premium taxes are paid in certain states. Additionally, we have received various other inquiries from governmental regulators concerning practices in the insurance industry. Many of these practices do not concern title insurance. We believe that we have adequately reserved for these matters and do not anticipate that the outcome of these inquiries will materially affect our consolidated financial condition or results of operations.
We are also subject to various other administrative actions and inquiries into our business conduct in certain of the states in which we operate. While we cannot predict the outcome of the various regulatory and administrative matters, we believe that we have adequately reserved for these matters and do not anticipate that the outcome of any of these matters will materially affect our consolidated financial condition or results of operations.
Item 1A. Risk Factors
There have been no changes during the quarter ended September 30, 2010 to our risk factors as listed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
Item 5. Other Information
We had a book value per share of $24.47 and $25.34 as of September 30, 2010 and December 31, 2009, respectively. As of September 30, 2010, our book value per share was based on approximately $449.5 million in stockholders’ equity and 18,373,918 shares of Common and Class B Common Stock outstanding. As of December 31, 2009, our book value per share was based on approximately $462.1 million in stockholders’ equity and 18,231,781 shares of Common and Class B Common Stock outstanding.
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
  November 3, 2010
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