Form 10-K
period 2010-12-31
STEWART INFORMATION SERVICES CORP
filed 2011-03-03
CIK 94344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the Common Stock (based upon the closing sales price of the Common Stock of Stewart Information Services Corporation, as reported by the NYSE on June 30, 2010) held by non-affiliates of the Registrant was approximately $156,200,000.
At March 3, 2011, the following shares of each of the registrant’s classes of stock were outstanding:

Common, $1 par value	17,986,026
Class B Common, $1 par value	1,050,012
Documents Incorporated by Reference
Portions of the definitive proxy statement (the Proxy Statement), relating to the annual meeting of the registrant’s stockholders to be held April 29, 2011, are incorporated by reference in Part III of this document.

FORM 10-K ANNUAL REPORT
YEAR ENDED DECEMBER 31, 2010
As used in this report, “we,” “us,” “our,” the “Company” and “Stewart” mean Stewart Information Services Corporation and our subsidiaries, unless the context indicates otherwise.

PART I
Item 1. Business
We are a Delaware corporation formed in 1970. We and our predecessors have been engaged in the title business since 1893.
Stewart is a customer-driven, technology-enabled, strategically competitive, real estate information, title insurance and transaction management company. We provide title insurance and related information services required for settlement by the real estate and mortgage industries throughout the United States and in international markets. We also provide lender services, title technology, foreign and domestic government services, mapping, title information, Internal Revenue Code Section 1031 tax-deferred property exchanges, pre-employment services, online filing and transaction management.
Our international division delivers products and services protecting and promoting private land ownership worldwide. Currently, our primary international operations are in Canada, the United Kingdom, Central Europe, Mexico, Central America and Australia.
Our two main operating segments of business are title insurance and related services and real estate information (REI). These segments are closely related due to the nature of their operations and common customers. The financial information related to these segments is discussed in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 21 to our audited consolidated financial statements.
Title Insurance Services
Title insurance and related services (title segment) include the functions of searching, examining, closing and insuring the condition of the title to real property.
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

Title insurance is substantially different from other types of insurance. Fire, auto, health and life insurance protect against future losses and events. In contrast, title insurance insures against losses from past events and seeks to protect the public by eliminating covered risks through the examination and settlement process. Most other forms of insurance provide protection for a limited period of time and, hence the policy must be periodically renewed. Title insurance, however, is issued for a one-time premium and the policy provides protection for as long as the owner owns the property or has liability in connection with the property. Also, a title insurance policy does not have a finite contract term, whereas most other lines of insurance have a definite beginning and ending date for coverage. Although a title insurance policy provides protection as long as the owner owns the property being covered, the title insurance company generally does not have information about which policies are still effective. Most other lines of insurance receive periodic premium payments and policy renewals thereby allowing the insurance company to know which policies are effective.
Investments in debt securities. Our title insurance underwriters maintain investments in accordance with certain statutory requirements for the funding of statutory premium reserves and state deposits. We have established policies and procedures to minimize our exposure to changes in the fair values of our investments. These policies include retaining an investment advisory firm, emphasizing credit quality, managing portfolio duration, maintaining or increasing investment income and actively monitoring profile and security mix based upon market conditions. All of our investments are classified as available-for-sale except for investments — pledged, which were classified as trading securities.
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
Some claimants seek damages in excess of policy limits. Those claims are based on various legal theories. We vigorously defend against spurious claims and provide protection for covered claims up to policy limits. We have from time-to-time incurred losses in excess of policy limits.
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
Selected information from the U.S. Department of Housing and Urban Development and National Association of Realtors® for the U.S. real estate industry follows (2010 figures are preliminary and subject to revision):

	2010	2009	2008

New home sales — in millions	0.32	0.38	0.49
Existing home sales — in millions	4.91	5.16	4.91
Existing home sales — median sales price in $ thousands	172.9	172.5	198.1
Customers. The primary sources of title insurance business are attorneys, builders, developers, home buyers and home sellers, lenders and real estate brokers. No one customer was responsible for as much as 10% or more of our consolidated revenues in any of the last three years. Titles insured include residential and commercial properties, undeveloped acreage, farms, ranches and water rights.
Service, location, financial strength, size and related factors affect customer acceptance. Increasing market share is accomplished primarily by providing superior service. The parties to a closing are concerned with personal schedules and the interest and other costs associated with any delays in the settlement. The rates charged to customers are regulated, to varying degrees, in many states.
The financial strength and stability of the title underwriter are important factors in maintaining and increasing our agency network. We are rated as investment grade by the title industry’s leading rating companies. Our principal underwriter, Stewart Title Guaranty Company (Guaranty) is currently rated A” by Demotech, Inc., BBB+ by Fitch, B++ by A. M. Best and B- by Kroll Bond Rating Agency (formerly LACE Financial).
Market share. Title insurance statistics are compiled quarterly by the title industry’s national trade association. Based on 2010 unconsolidated statutory net premiums written through September 30, 2010, Guaranty is one of the leading title insurers in the United States.
Our principal competitors are Fidelity National Financial, Inc., which includes Fidelity National Title Insurance Company, Chicago Title Insurance Company and Commonwealth Land Title Insurance Company, and The First American Corporation, which includes First American Title Insurance Company. Like most title insurers, we also compete with abstractors, attorneys who issue title opinions and attorney-owned title insurance funds. A number of homebuilders, financial institutions, real estate brokers and others own or control title insurance agencies, some of which issue policies underwritten by Guaranty. Although these controlled businesses may issue policies underwritten by Guaranty, they also compete with our offices. We also compete with issuers of alternatives to title insurance products, which typically provide no title reviews, limited insurance coverage and less service on the transaction while charging a smaller fee.

Title insurance revenues by geographic location. The approximate amounts and percentages of our consolidated title operating revenues were:

	Amounts ($ millions)			Percentages
	2010	2009	2008	2010	2009	2008

Texas	243	257	269	16	16	18
California	201	181	141	13	11	9
New York	136	122	134	9	8	9
International	98	89	110	6	6	8
Florida	71	73	81	5	5	5
All others	802	900	775	51	54	51

	1,551	1,622	1,510	100	100	100

Regulations. Title insurance companies are subject to comprehensive state regulations covering premium rates, agency licensing, policy forms, trade practices, reserve requirements, investments and the transfer of funds between an insurer and its parent or its subsidiaries and any similar related party transactions. Kickbacks and similar practices are prohibited by most state and federal laws.
Real Estate Information
Our real estate information (REI) segment includes a diverse group of products and services provided to multiple markets. REI consists primarily of lender services, title technology, foreign and domestic government services, mapping, title information, Internal Revenue Code Section 1031 tax-deferred property exchanges, pre-employment services, online filing and transaction management.
Stewart Lender Services (SLS) offers origination, loss mitigation, default, and post-closing services to residential mortgage lenders, servicers and investors. Products include loan modification, loan default and REO asset recovery services. Furthermore, SLS offers post-closing outsourcing and servicing support for lenders.
The continual introduction of automation tools for affiliates and independent title agencies is an important part of the current businesses and future growth of our REI companies. PropertyInfo® Corporation, whose website is www.PropertyInfo.com, offers substantially all technology that a title business requires through the use of web-based products and services. PropertyInfo offers a production system, AIM+™, along with web-based search tools designed to increase the processing speed of title examinations by connecting all aspects of the title examination process to proprietary title information databases and to public land and court record information sources. PropertyInfo offers title technology through web-based services by accessing www.TitleWorkPlace.com, where a title officer can access the aforementioned products as well as utilize Advanced Title Search and TitleSearch® Pro for the search, examination and production of title reports, thus eliminating many steps and inefficiencies associated with traditional courthouse searches.
Stewart Government Services offers indexing, imaging, eRecording and web access services to U.S. courthouses, which increase efficiency while reducing costs to the public and businesses. Stewart Global Solutions offers a land registry system, landfolio®, which automates integrated land title registration, cadastre and property tax systems for foreign governments, along with consulting on convergence process and title assurance.
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
Another important factor affecting our REI revenues is the advancement of technology, which permits customers to order and receive timely status reports and final products and services through dedicated interfaces with the customer’s production systems or over the Internet. The use of our websites, including www.stewart.com and www.PropertyInfo.com, allows customers to have easy access to solutions designed for their specific industry.
Customers. Customers for our REI products and services include mortgage lenders and servicers, mortgage brokers, mortgage investors, government entities, commercial and residential real estate agents, land developers, builders, title insurance agencies, and others interested in obtaining property information (including data, images and aerial maps) that assist with the purchase, sale and closing of real estate transactions and mortgage loans. Other customers include accountants, attorneys, investors and others seeking services for their respective clients in need of qualified intermediary (Section 1031) services and employers seeking information about prospective employees. No one customer was responsible for as much as 10% or more of our consolidated revenues in any of the last three years.
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
General
Internal Technology. Our production technology, collectively referred to as the Production Engine, is increasing productivity in our core title business, while reducing the time involved in the real estate closing process for lenders, real estate professionals and consumers. The Production Engine includes four integrated technologies consisting of the following: the document preparation system, AIM+; online file system, SureClose®; automated analysis system, Automated Title Search (ATS); and ordering system, Stewart Orders. During the past two years, we have substantially migrated production to our Regional Production Centers (RPC), where an order is received electronically, the prior file is viewed, the history and documents are examined, a commitment is prepared and a completed title insurance product is delivered. All of the above steps reduce labor costs by improving accuracy and speeding delivery to customers.
SureClose, our transaction management platform, is the online file system which is used in production and gives customers and consumers online access to their closing file for more transparency of the transaction during the closing process. SureClose has allowed us to substantially convert from paper to digital title files. SureClose also gives lenders, real estate professionals and settlement service providers the ability to monitor the progress of the transaction; view, print, exchange and download documents and information; and receive email and automatic event notifications. Enhancing the seamless flow of the title order, SureClose is also integrated with our AIM+ title production system. The final title and closing files are also archived on SureClose to complete the paperless office process.
Our platform for electronic real estate closings, eClosingRoomTM, is the industry’s first e-closing system and is integrated with SureClose.
We have substantially completed implementation of our enterprise resource planning system, which has allowed us to consolidate our back-office operations into a centralized and shared services environment, aligning people, processes and technology for the purpose of providing better customer interaction and reducing our cost structure.

Trademarks. We have developed numerous automation products and processes that are crucial to both our title and REI segments. These systems automate most facets of the real estate transaction. Among these trademarked products and processes are AIM+™, E-Title®, PropertyInfo®, SureClose®, TitleSearch®, eClosingRoomTM and Virtual Underwriter®. We consider these trademarks, which are perpetual in duration, to be important to our business.
Employees. As of December 31, 2010, we employed approximately 5,700 people. We consider our relationship with our employees to be good.
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
Transfer agent. Our transfer agent is BNY Mellon Shareowner Services, which is located at 480 Washington Blvd., Jersey City, NJ, 07310. Its phone number is (888) 478-2392 and website is www.melloninvestor.com.
CEO and CFO Certifications. The CEO and CFO certifications required under Section 302 of the Sarbanes-Oxley Act are filed as exhibits to our 2010 Form 10-K. Stewart Information Services Corporation submitted a Section 12(a) CEO Certification to the New York Stock Exchange in 2010.
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
The demand for our title insurance-related and real estate information services depends in large part on the volume of residential and commercial real estate transactions. The volume of these transactions historically has been influenced by such factors as mortgage interest rates, availability of financing and the overall state of the economy. Typically, when interest rates are increasing or when the economy is experiencing a downturn, real estate activity declines. As a result, the title insurance industry tends to experience decreased revenues and earnings. Increases in interest rates also may have an adverse impact on our bond portfolio and the amount of interest we pay on our floating-rate bank debt.

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
Estimating future loss payments is difficult, and our assumptions about future losses may prove inaccurate. Provisions for policy losses on policies written within a given year are charged to income in the same year the related premium revenues are recognized. The amounts provided are based on reported claims, historical loss payment experience, title industry averages and the current legal and economic environment. Losses that are higher than anticipated are an indication that total losses for a given policy year may be higher than originally calculated. Changes in the total estimated future loss for prior policy years are recorded in the period in which the estimate changes. Claims are often complex and involve uncertainties as to the dollar amount and timing of individual payments. Claims are often paid many years after a policy is issued. From time-to-time, we experience large losses, including losses from independent agency defalcations, from title policies that have been issued or worsening loss payment experience, any of which may require us to increase our title loss reserves. These events are unpredictable and adversely affect our earnings. Title loss reserves in 2010 increased due to $4.8 million in provisions for strengthening policy loss reserves for policies issued in 2007 and 2008. Title loss reserves in 2009 increased $32.7 million from provisions for strengthening policy loss reserves for policies issued in 2005, 2006 and 2007. The increases in title loss reserves in 2010 and 2009 were related to higher than expected loss payments and incurred loss experience for their respective policy years. The total strengthening charges for policy years 2007 through 2010 aggregated $77.0 million.
Competition in the title insurance industry affects our revenues.
Competition in the title insurance industry is intense, particularly with respect to price, service and expertise. Larger commercial customers and mortgage originators also look to the size and financial strength of the title insurer. Although we are one of the leading title insurance underwriters based on market share, Fidelity National Financial, Inc. and The First American Corporation each has substantially greater revenues than we do. Their holding companies have significantly greater capital than we do. Although we are not aware of any current initiatives to reduce regulatory barriers to entering our industry, any such reduction could result in new competitors, including financial institutions, entering the title insurance business. Competition among the major title insurance companies and any new entrants could lower our premium and fee revenues. From time-to-time, new entrants enter the marketplace with alternative products to traditional title insurance, although many of these alternative products have been disallowed by title insurance regulators. These alternative products, if permitted by regulators, could adversely affect our revenues and earnings.
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
Ratings are a significant component in determining the competitiveness of insurance companies. Our principal insurance underwriting subsidiary, Guaranty, is currently rated by Demotech, Inc. (A”), Fitch (BBB+), A. M. Best (B++) and Kroll Bond Rating Agency (formerly LACE Financial) (B-). Guaranty has historically been highly rated by the rating agencies that cover us. These ratings are not credit ratings. Instead, the ratings are based on quantitative, and in some cases qualitative, information and reflect the conclusions of the rating agencies with respect to our financial strength, results of operations and ability to pay policyholder claims. Our ratings are subject to continual review by the rating agencies and we cannot be assured that our current ratings will be maintained. If our ratings are downgraded from current levels by the rating agencies, our ability to retain existing customers and develop new customer relationships may be negatively impacted, which could result in an adverse impact on our results of operations.
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
We are a holding company and our principal assets are our insurance underwriting subsidiaries. Consequently, we may depend on receiving sufficient dividends from our insurance subsidiaries to meet our debt service obligations and to pay our operating expenses and dividends to our stockholders. The insurance statutes and regulations of some states require us to maintain a minimum amount of statutory capital and restrict the amount of dividends that our insurance subsidiaries may pay to us. Guaranty is a wholly owned subsidiary of Stewart and the principal source of our cash flow. In this regard, the ability of Guaranty to pay dividends to us is dependent on the approval of the Texas Insurance Commissioner. As of December 31, 2010, under Texas insurance law, Guaranty could pay dividends or make distributions of up to $73.9 million in 2010 after approval of the Texas Insurance Commissioner. However, Guaranty voluntarily restricts dividends to us so that it can grow its statutory surplus, maintain liquidity at competitive levels and maintain its high ratings. A title insurer’s ability to pay claims can significantly affect the decision of lenders and other customers when buying a title insurance policy.
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
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
We lease under a non-cancelable lease expiring in 2016 approximately 258,000 square feet in an office building in Houston, Texas, which is used for our corporate offices and for offices of several of our subsidiaries. In addition, we lease offices at approximately 420 additional locations that are used for branch offices and technology centers. These additional locations include significant leased facilities in Dallas, Denver, Los Angeles, New York, San Diego and Toronto.
Our leases expire from 2011 through 2018 and have an average term of four years, although our typical lease term ranges from three to five years. We believe we will not have any difficulty obtaining renewals of leases as they expire or, alternatively, leasing comparable properties. The aggregate annual rent expense under all leases was approximately $45.2 million in 2010.
We also own several office buildings located in Arizona, Colorado, New York and Texas. These owned properties are not material to our consolidated financial condition. We consider all buildings and equipment that we own or lease to be well maintained, adequately insured and generally sufficient for our purposes.
Item 3. Legal Proceedings
Stewart Title Guaranty Company (STGC) and Stewart Title Guaranty de Mexico, S.A. de C.V. (STGM) are defendants in a lawsuit pending in the State District Court of Harris County, Texas, Citigroup Global Markets Realty Corp. v. Stewart Title Guaranty Company. The lawsuit was filed in 2008 and concerns 16 owners’ and 16 lenders’ title insurance policies on 16 parcels of land in Mexico issued by Stewart Title Guaranty de Mexico, S.A. de C.V. (STGM) and reinsurance agreements by STGC. Citigroup Global Markets Realty Corp. asserted claims against STGC under reinsurance of the lenders’ policies. Thereafter, K.R. Playa VI, S de R.L. de C.V., the owner of the parcels, asserted claims against STGC and under the owners’ policies. In the second quarter of 2010, the State District Court ruled that it had jurisdiction over STGM and denied STGM’s plea in abatement requesting a stay of the lawsuit in Harris County pending a determination of the Mexican courts.
The lawsuit alleges breach of contract, deceptive trade practices, bad faith, and violations of the Texas Insurance Code, against which both STGC and STGM are vigorously defending. Additionly, we believe that certain of the allegations are controlled by Mexican law, which differs substantially from the law of the State of Texas. A jury trial began February 15, 2011. Due to the complex factual and legal issues, including those involving Mexican law, it is not possible to reasonably estimate the ultimate outcome of this litigation or determine whether that outcome would materially affect our consolidated financial condition or results of operations.

In January 2009, an action was filed by individuals against Stewart Title Guaranty Company, Stewart Title of California, Inc., Cuesta Title Company and others in the Superior Court of California for the County of San Luis Obispo alleging that the plaintiffs have suffered damages relating to loans they made through Hurst Financial Corporation to an individual named Kelly Gearhart and entities controlled by Gearhart. Thereafter, several other lawsuits making similar allegations, including a lawsuit filed by several hundred individuals, were filed in San Luis Obispo Superior Court, and one such lawsuit was removed to the United States District Court for the Central District of California. The defendants vary from case to case but Stewart Information Services Corporation, Stewart Title Company and Stewart Title Insurance Company have also been sued in at least one of the cases. Each of the complaints alleges some combination of the following purported causes of action: breach of contract, negligence, fraud, aiding and abetting fraud, constructive fraud, breach of fiduciary duty, breach of implied covenant of good faith and fair dealing, financial elder abuse, violation of California Business and Professions Code Section 17200, negligent misrepresentation, conversion, conspiracy, alter ego, specific performance and declaratory relief. We have demurred to or moved to dismiss the complaints in the actions where responses to the complaints have been due. Although the San Luis Obispo Superior Court has sustained demurrers to certain causes of action and certain individuals and entities and dismissed us from one case without leave to amend, the Court has overruled the demurrers as to other causes of action. The United States District Court for the Central District of California granted our motion to dismiss the First Amended Complaint as to the claim for violation of the Racketeer Influenced and Corrupt Organizations Act, with prejudice, and remanded the remainder of the case to the San Luis Obispo Superior Court. Discovery has commenced. Several of the cases were the subject of a court-ordered mediation on February 21-22, 2011. The mediation was adjourned without reaching a settlement, but the mediation process remains open, at the suggestion of the mediator, and may be resumed. No trial dates have been set. We intend to vigorously defend ourselves against the allegations and do not believe that the outcome of these matters will materially affect our consolidated financial condition or results of operations.
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
As of February 3, 2011, we have obtained dismissals of the claims in Arkansas, California, Delaware, Florida, Massachusetts, New Jersey, New York, Ohio, Pennsylvania (where the court dismissed the damages claims and granted defendants summary judgment on the injunctive claims), Texas and Washington. We filed a motion to dismiss in West Virginia (where all proceedings have been stayed and the docket closed). The plaintiffs have appealed the dismissal in Ohio to the United States Court of Appeals for the Sixth Circuit and the dismissals in Delaware, New Jersey and Pennsylvania to the United States Court of Appeals for the Third Circuit. The dismissals in New York and Texas have been affirmed by the United States Courts of Appeals for the Second and Fifth Circuits, respectively, and on October 4, 2010, the United States Supreme Court denied the plaintiffs’ petitions for review of those decisions. The plaintiffs have appealed to the Second Circuit the dismissal of the RESPA claims by the court in New York. Although we cannot predict the outcome of these actions, we intend to vigorously defend ourselves against the allegations and do not believe that the outcome will materially affect our consolidated financial condition or results of operations.

We are also subject to other claims and lawsuits arising in the ordinary course of our business, most of which involve disputed policy claims. In some of these lawsuits, the plaintiff seeks exemplary or treble damages in excess of policy limits. We do not expect that any of these proceedings will have a material adverse effect on our consolidated financial condition or results of operations. Along with the other major title insurance companies, we are party to a number of class action lawsuits concerning the title insurance industry. We believe that we have adequate reserves for the various litigation matters and contingencies discussed above and that the likely resolution of these matters will not materially affect our consolidated financial condition or results of operations.
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

	High	Low

2010:
First quarter	$14.46	$10.26
Second quarter	14.93	8.88
Third quarter	11.44	7.80
Fourth quarter	12.12	10.18

2009:
First quarter	$23.75	$11.47
Second quarter	23.31	13.45
Third quarter	16.65	11.87
Fourth quarter	12.60	8.45
As of February 25, 2011, the number of stockholders of record was approximately 6,400 and the price of one share of our Common Stock was $11.10.
The Board of Directors declared an annual cash dividend of $0.05 and $0.05 per share payable December 29, 2010 and December 23, 2009, respectively, to Common stockholders of record on December 16, 2010 and December 24, 2009, respectively. Our certificate of incorporation provides that no cash dividends may be paid on our Class B Common Stock.
We had a book value per share of $24.40 and $25.34 at December 31, 2010 and 2009, respectively. As of December 31, 2010, book value per share was based on approximately $448.3 million in stockholders’ equity and 18,375,058 shares of Common and Class B Common Stock outstanding. As of December 31, 2009, book value per share was based on approximately $462.1 million in stockholders’ equity and 18,231,781 shares of Common and Class B Common Stock outstanding, excluding the effects of possible conversion of senior convertible notes into common shares.

Performance graph
The following graph compares the yearly percentage change in our cumulative total stockholder return on Common Stock with the cumulative total return of the Russell 2000 Index and the Russell 2000 Financial Services Sector Index for the five years ended December 31, 2010. The graph assumes that the value of the investment in our Common Stock and each index was $100 at December 31, 2005 and that all dividends were reinvested.

	2005	2006	2007	2008	2009	2010

Stewart	100.00	90.63	56.10	50.73	24.47	25.12
Russell 2000	100.00	118.44	116.60	77.20	98.18	124.54
Russell 2000 Financial Services Sector	100.00	119.45	99.38	74.42	74.36	89.50

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

	2010	2009	2008	2007	2006	2005	2004	2003	2002	2001
	($ millions, except share and per share data)
Total revenues	1,672.4	1,707.3	1,555.3	2,106.7	2,471.5	2,430.6	2,176.3	2,239.0	1,777.9	1,271.6

Title segment:
Operating revenues	1,551.0	1,622.2	1,509.9	1,988.1	2,350.7	2,314.0	2,081.8	2,138.2	1,683.1	1,187.5
Investment income	18.4	20.8	29.1	36.1	34.9	29.1	22.5	19.8	20.7	19.9
Investment gains (losses)	21.8	7.4	(28.2)	13.3	4.7	5.0	3.1	2.3	3.0	0.4
Total revenues	1,591.2	1,650.4	1,510.8	2,037.5	2,390.3	2,348.1	2,107.4	2,160.3	1,706.8	1,207.8
Pretax (loss) earnings(1)	(29.9)	(73.3)	(222.3)	(57.2)	83.2	154.4	143.1	200.7	153.8	82.5

REI segment:
Revenues	81.2	56.9	44.5	69.2	81.2	82.5	68.9	78.7	71.1	63.8
Pretax earnings (loss)(1)	32.8	11.1	(15.2)	5.3	1.3	10.6	3.6	12.3	9.0	5.5

Title loss provisions	148.4	182.8	169.4	168.5	141.6	128.1	100.8	94.8	75.9	51.5
% title operating revenues	9.6	11.3	11.2	8.5	6.0	5.5	4.8	4.4	4.5	4.3

Pretax earnings (loss)(1)	2.9	(62.2)	(237.5)	(51.9)	84.5	165.0	146.7	213.0	162.8	88.0
Net (loss) earnings attributable to Stewart	(12.6)	(51.0)	(247.5)	(40.2)	43.3	88.8	82.5	123.8	94.5	48.7
Cash provided (used) by operations	41.2	(17.0)	(104.8)	4.6	105.1	174.4	170.4	190.1	162.6	108.2
Total assets	1,141.2	1,369.2	1,448.4	1,442.0	1,458.2	1,361.2	1,193.4	1,031.9	844.0	677.9
Long-term debt	71.2	67.8	71.3	82.4	92.5	70.4	39.9	17.3	7.4	7.0
Stockholders’ equity	448.3	462.1	501.2	769.8	819.5	785.0	711.8	634.6	504.5	403.8

Per share data:
Average shares — dilutive (millions)	18.3	18.2	18.1	18.2	18.3	18.2	18.2	18.0	17.8	16.3
Basic (loss) earnings attributable to Stewart	(0.69)	(2.80)	(13.68)	(2.21)	2.37	4.89	4.56	6.93	5.33	3.01
Diluted (loss) earnings attributable to Stewart	(0.69)	(2.80)	(13.68)	(2.21)	2.36	4.86	4.53	6.88	5.30	2.98

Cash dividends	0.05	0.05	0.10	0.75	0.75	0.75	0.46	0.46	—	—
Stockholders’ equity	24.40	25.34	27.63	42.69	44.95	43.24	39.28	35.21	28.98	22.83

Market price:
High	14.93	23.75	36.42	45.05	54.85	53.01	47.60	41.45	22.50	22.25
Low	7.80	8.45	5.67	24.61	32.87	34.70	31.14	20.76	15.05	15.80
Year end	11.53	11.28	23.49	26.09	43.36	48.67	41.65	40.55	21.39	19.75

(1)	Pretax figures are before noncontrolling interests

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MANAGEMENT’S OVERVIEW
We reported a net loss attributable to Stewart of $12.6 million for the year ended December 31, 2010 compared to a net loss attributable to Stewart of $51.0 million for 2009. On a basic and diluted per share basis, our net loss attributable to Stewart was $0.69 for the year ended December 31, 2010 compared to a net loss attributable to Stewart of $2.80 for 2009.
Earnings before taxes and noncontrolling interests were $2.9 million for 2010 compared to a loss before taxes and noncontrolling interests of $62.2 million in 2009, which is an increase of $65.1 million, or 104.7%. Cash flow from operations for 2010 improved by $58.1 million compared to 2009.
Our combined direct and REI operations posted a pretax profit for the full year. In the REI segment, we focused on increasing revenues from existing major product offerings (such as loan loss mitigation solutions, distressed borrower contact services and loan servicing support) and also from expanding services into short sale support and REO (Real Estate Owned) solutions, county government support services and international land record enhancement. With the goal of driving additional revenues and supporting the evolving lending and real estate markets, we continue to develop innovative new services in the REI segment to drive additional revenues to these high margin operations.
Revenues from direct operations declined 6.0% for the year 2010 compared to 2009. As long term rates began to rise and refinance transactions declined, closed title orders declined 18.1% for 2010 compared to 2009. Agency revenues decreased 3.3% in 2010 compared to 2009. Revenue per closed order for the year increased 14.9% from the previous year as our business mix shifted to include more commercial and sale transactions and fewer refinance transactions. Agency revenues represented 59.0% of total title revenues for the year. Declines in our revenues from direct operations were somewhat offset by growth in our international and commercial businesses, which were up 20.2% and 25.3%, respectively, for the year 2010 compared to 2009.
Our Regional Production Centers now account for 65% of all affiliated title searches and commitments for our direct title business, up from 47% in December 2009. In addition to reducing costs, we expect the improved utilization of our most skilled people in these centers to reduce claims related to the search and examination process.
Losses from title policy claims decreased 18.8% for the year 2010 compared to 2009. We recorded a $4.8 million reserve strengthening charge in 2010 relating primarily to policy years 2007 and 2008 due to continuing adverse claims development for those policy years. This adverse experience also resulted in an increase in the loss provision related to revenues recognized on policies issued in 2010, and, accordingly, a $2.6 million catch-up adjustment was recorded in 2010. For the years 2010 and 2009, title losses as a percentage of title revenues were 9.6% and 11.3%, respectively. Charges related to reserve strengthening, including large losses and defalcations, fell 71%, from $52.6 million in 2009 to $15.3 million in 2010. We had no agency defalcation losses exceeding $1.0 million in the fourth quarter 2010 and only five such claims reported (averaging less than $1.5 million each) in the previous six quarters. Excluding the impact of the reserve strengthening charges, large losses, and defalcations (net of recoveries) in both years, title losses were 8.6% of title revenues in 2010 and 8.0% in 2009.
Cash claims payments remained elevated for the year 2010, and consequently, we have maintained a relatively high provisioning rate for title losses. Nonetheless, we believe we are on track to return to a normal loss ratio by the end of 2012. Losses incurred on known claims in 2010 decreased 15.7% compared to 2009. The loss ratio on known claims from the independent agencies cancelled in recent years was 9.2% in 2010 while the loss ratio on the current independent agency network was 2.9%. More than 70% of independent agency claim payments were for agencies cancelled in recent years.

CRITICAL ACCOUNTING ESTIMATES
Actual results can differ from our accounting estimates.
While we do not anticipate significant changes in our estimates, there is a risk that such changes could have a material impact on our consolidated financial condition or results of operations for future periods.
Title loss reserves
Our most critical accounting estimate is providing for title loss reserves. Our liability for estimated title losses as of December 31, 2010 comprises both known claims ($144.2 million) and our estimate of claims that may be reported in the future ($351.6 million). The amount of the reserve represents the aggregate future payments (net of recoveries) that we expect to incur on policy and escrow losses and in costs to settle claims.
Provisions for title losses, as a percentage of title operating revenues, were 9.6%, 11.3% and 11.2% for the years ended December 31, 2010, 2009 and 2008, respectively. Actual loss payment experience, including the impact of large losses, is the primary reason for increases or decreases in our loss provision. A change of 100 basis points in this percentage, a reasonably likely scenario based on our historical loss experience, would have increased or decreased our provision for title losses and pretax operating results approximately $15.5 million for the year ended December 31, 2010.
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

Our accruals for revenues on unreported policies from agencies were not material to our consolidated assets or stockholders’ equity as of December 31, 2010 and 2009. The differences between the amounts our agencies have subsequently reported to us compared to our estimated accruals are substantially offset by any differences arising from prior years’ accruals and have been immaterial to consolidated assets and stockholders’ equity during each of the three prior years. We believe our process provides the most reliable estimate of the unreported revenues on policies and appropriately reflects the trends in agency policy activity.
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
Based on this evaluation, we estimate and expense to current operations any loss in value of these assets. As part of our process, we obtain input from third-party appraisers regarding the fair value of our reporting units. While we are responsible for assessing whether an impairment of goodwill exists, we utilize the input from third-party appraisers to assess the overall reasonableness of our conclusions. There were no impairment charges for goodwill or material impairment charges for other long-lived assets during 2010 or 2009. In June 2008, the Company’s REI segment incurred an impairment charge of $6.0 million, which is included in depreciation and amortization in our consolidated statement of operations, related to internally developed software that we subsequently determined will not be deployed into production.
Operations. Our business has two main operating segments: title insurance-related services and real estate information (REI). These segments are closely related due to the nature of their operations and common customers.

Our primary business is title insurance and settlement-related services. We close transactions and issue title policies on homes and commercial and other real properties located in all 50 states, the District of Columbia and international markets through policy-issuing offices and agencies. We also provide electronic delivery of data, products and services related to real estate and mortgage services, loss mitigation, default services, post-closing services, automated county clerk land records, property ownership mapping, geographic information systems, property information reports, document preparation, background checks and expertise in Internal Revenue Code Section 1031 tax-deferred property exchanges.
Factors affecting revenues. The principal factors that contribute to changes in operating revenues for our title and REI segments include:
•	mortgage interest rates;

•	ratio of purchase transactions compared with refinance transactions;

•	ratio of closed orders to open orders;

•	home prices;

•	volume of distressed property transactions;

•	consumer confidence;

•	demand by buyers;

•	number of households;

•	availability of loans for borrowers;

•	premium rates;

•	market share;

•	opening of new offices and acquisitions;

•	number of commercial transactions, which typically yield higher premiums; and

•	government or regulatory initiatives, including tax incentives.
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
Industry data. Published mortgage interest rates and other selected residential data for the years ended December 31, 2010, 2009 and 2008 follow (amounts shown for 2010 are preliminary and subject to revision). The amounts below may not relate directly to or provide accurate data for forecasting our operating revenues or order counts.
Our statements on home sales, mortgage interest rates and loan activity are based on published industry data from sources including Fannie Mae, the National Association of Realtors®, the Mortgage Bankers Association and Freddie Mac.

	2010	2009	2008

Mortgage interest rates (30-year, fixed-rate) — %
Averages for the year	4.69	5.04	6.04
First quarter	5.00	5.06	5.88
Second quarter	4.91	5.03	6.09
Third quarter	4.45	5.16	6.32
Fourth quarter	4.41	4.92	5.87

Mortgage originations — in $ billions	1,530	1,917	1,580
Refinancings — % of originations	65.4	69.2	51.6

New home sales — in millions	0.32	0.38	0.49
Existing home sales — in millions	4.91	5.16	4.91
Existing home sales — median sales price in $ thousands	172.9	172.5	198.1

The real estate market has not seen a consistent recovery, although several economic indicators have shown improvements, such as improving consumer confidence and easing lending standards for business and consumer loans. The easing of lending standards has not extended to the real estate market where commercial and residential lending volume has decreased. Most industry experts project mortgage interest rates to increase and refinancing mortgage originations to decrease in 2011. They also expect the total number of mortgage originations to decrease in 2011 despite modest improvements in home sales in 2011.
Trends and order counts. For the three years ended December 31, 2010, mortgage interest rates (30-year, fixed-rate) have fluctuated from a monthly high of 6.5% in August 2008 to a monthly low of 4.2% in October 2010. In 2010, total mortgage originations and refinancing mortgage originations decreased 20.2% and 24.6%, respectively, even though interest rates remained relatively low throughout 2010. During 2009, sales of new homes decreased 22.4%, while sales of existing homes increased 5.1%. In 2010, sales of new homes and existing homes decreased 15.8% and 4.8%, respectively.
As a result of the above trends, our direct order levels were relatively unchanged from 2008 to 2009 and decreased from 2009 to 2010, which is consistent with the U.S. real estate market during those same periods.
The number of direct title orders opened follows:

	2010	2009	2008
	(in thousands)
First quarter	97	141	151
Second quarter	106	143	130
Third quarter	117	110	110
Fourth quarter	95	103	101

	415	497	492

The number of direct title orders closed follows:

	2010	2009	2008
	(in thousands)
First quarter	61	84	90
Second quarter	77	104	93
Third quarter	75	89	79
Fourth quarter	80	81	66

	293	358	328

RESULTS OF OPERATIONS
A comparison of our results of operations for 2010 with 2009 and 2009 with 2008 follows. Factors contributing to fluctuations in results of operations are presented in the order of their monetary significance and we have quantified, when necessary, significant changes. Results from our REI segment are included in year-to-year discussions. When relevant, we have discussed our REI segment’s results separately.

Title revenues. Revenues from direct title operations decreased $40.3 million, or 6.0%, in 2010 and $29.9 million, or 4.2%, in 2009. The largest revenue decreases in 2010 were in Texas, California and Utah, partially offset by increases in Canada. The largest revenue decreases in 2009 were in foreign operations (excluding Canada), Texas, Canada, New York, and California, partially offset by increases in Arizona. Revenues from commercial and large transactions increased $18.7 million to $92.7 million in 2010 and decreased $43.0 million to $74.0 million in 2009.
Direct operating revenues, excluding large commercial policies, decreased 9.7% in 2010 compared to 2009, primarily due to fewer direct orders closed, although the average revenue per closing, excluding large commercial policies, increased 10.2% in 2010 compared to 2009. Direct orders closed, including large commercial policies, decreased 18.1% in 2010 compared to 2009, although the average revenue per closing, including large commercial policies, increased 14.9% during the same period. Our decrease in direct orders closed and increase in average revenue per closing are driven by a different mix of closings, with 2010 experiencing more large commercial closings and fewer residential refinancing closings than in 2009. On average, refinance premium rates are 60% of the title premium revenue of a similarly priced sale transaction.
Revenues from independent agencies decreased $30.9 million, or 3.3%, in 2010 and increased $142.3 million, or 17.7%, in 2009. The decrease in 2010 was primarily related to a decline in refinancing closings in 2010, resulting in decreases in revenues from agencies in many states including Pennsylvania, Ohio and Virginia. The decreases were partially offset by significant increases in California, New York and Texas, primarily related to the increase in commercial closings. The increase in 2009 was largely due to the addition of new higher-remitting, lower-risk agencies, as well as significant increases in revenues from existing agencies, which experienced an increase in transaction volumes. In 2009, the largest increases in revenues from agencies were in California, Pennsylvania, Michigan and New Jersey, partially offset by decreases in Florida and Texas.
Since the beginning of the current downturn in real estate markets across the country, the median selling price of homes has fallen 29.2% from August 2007 to January 2011, which has resulted in lower premium revenue per resale closing. As a consequence, in 2009 we began a review of our premium rates in all states. Where possible, we are seeking to raise rates or to modify agency splits (the percent of premium remitted to the underwriter compared to the amount retained by the agency) to levels necessary to improve profitability from our agency operations. To date, we have increased title premium rates in 22 states and have increased remittance rates with our independent agencies in 38 states. As these efforts were ongoing during most of 2010, we have not yet realized a full year of increased remittances.
Title revenues by geographic location. The approximate amounts and percentages of consolidated title operating revenues for the last three years were as follows:

	Amounts ($ millions)			Percentages
	2010	2009	2008	2010	2009	2008

Texas	243	257	269	16	16	18
California	201	181	141	13	11	9
New York	136	122	134	9	8	9
International	98	89	110	6	6	8
Florida	71	73	81	5	5	5
All others	802	900	775	51	54	51

	1,551	1,622	1,510	100	100	100

REI revenues. Real estate information services operating revenues increased $24.3 million, or 42.7%, and $12.4 million, or 27.9%, in 2010 and 2009, respectively. The increase in 2010 was primarily due to a significant rise in demand for our loan modification services. The increase in 2009 was also due to a significant rise in our loan modification services, partially offset by a reduction of revenues due to a decrease in demand for post-closing lender services activity, a reduction in the number of Section 1031 tax-deferred property exchanges caused by the continued decline in the real estate market and the sale of subsidiaries in 2008.
Investment income. Investment income decreased $2.4 million, or 11.6%, and $8.3 million, or 28.5%, in 2010 and 2009, respectively. The decrease in 2010 was primarily due to decreases in yield. The decreases were partially offset by a one-time royalty payment of $1.2 million received in June 2010. The decrease in 2009 was also primarily due to decreases in the average invested balances and, to a lesser extent, decreases in yield.
In 2010, investment and other gains (losses) — net included realized gains of $11.8 million from the sale of debt and investments available-for-sale, $6.3 million primarily from a transfer of the rights to internally developed software, $1.2 million from the sale of interests in subsidiaries, $3.0 million from the sale of real estate, $0.8 million as a result of a reduction in accruals for office closure costs and $0.5 million from the change in fair value of the cash settlement option related to the convertible senior notes. The realized gains were partially offset by realized losses of $0.6 million for the impairment of cost-basis investments and $0.5 million from the sale of debt investments available-for-sale.
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
Retention by agencies. Amounts retained by title agencies are based on agreements between agencies and our title underwriters. This retention percentage may vary from year-to-year due to the geographical mix of agency operations, the volume of title revenues and, in some states, laws or regulations. On average, amounts retained by independent agencies, as a percentage of revenues generated by them, were 82.4%, 82.9% and 81.9% in the years 2010, 2009 and 2008, respectively. We actively increased remittance rates with many of our independent agencies, increasing the amount of premiums remitted by our independent agencies to our underwriters in 2010. As these efforts were ongoing during most of the year, we have not yet realized a full year of increased remittances. The fluctuations in 2010 and 2009 are also affected by the uneven recovery of real estate markets across the nation; those states with higher agency retention percentages had experienced a disproportionate increase in transaction activity in 2009. As real estate markets continue to stabilize nationally, we expect the mix of agency business to normalize, resulting in lower average retention percentages in the aggregate.

Selected cost ratios (by segment). The following table shows employee costs and other operating expenses as a percentage of related title insurance and REI operating revenues.

	Employee costs (%)			Other operating (%)
	2010	2009	2008	2010	2009	2008

Title	27.4	27.4	34.3	16.2	16.7	23.0
REI	38.7	51.2	78.1	19.5	26.0	39.7
These two categories of expenses are discussed below in terms of year-to-year monetary changes.
Employee costs. Our employee costs and certain other operating expenses are sensitive to inflation. Employee costs for the combined business segments decreased $14.0 million, or 2.9%, in 2010 and $72.3 million, or 13.1%, in 2009. The number of persons we employed at December 31, 2010, 2009 and 2008 was approximately 5,700, 6,100 and 6,300, respectively.
In 2010, we reduced our employee headcount company-wide by 130, or 2.2%, excluding the effects of divestitures. In 2010, employee costs were reduced primarily due to the sale and deconsolidation of several subsidiaries, partially offset by increases in state unemployment tax rates in certain states.
In 2009, we reduced our employee headcount company-wide approximately 200, or 3.2%, excluding the effects of acquisitions and divestitures. During this period, employee costs were reduced through ongoing cost savings initiatives to better align our operating costs with revenues, partially offset by increases in bonuses due to the improved results of our direct operations.
In our REI segment, total employee costs increased $2.2 million, or 7.9%, in 2010, primarily due to increases in staffing driven by increased demand for our loan modification services. In 2009, total employee costs decreased $5.7 million, or 16.5%, primarily in our lender services and property information businesses due to staffing reductions related to lower transaction volumes, which were partially offset by increases in staffing relating to our loan modification services.
Other operating expenses. Other operating expenses include costs that are fixed in nature, costs that follow, to varying degrees, changes in transaction volumes and revenues and costs that fluctuate independently of revenues. Costs that are fixed in nature include attorney fees, equipment rental, insurance, professional fees, rent and other occupancy expenses, repairs and maintenance, technology costs, telephone and title plant rent. Costs that follow, to varying degrees, changes in transaction volumes and revenues include fee attorney splits, bad debt expenses, certain REI expenses, copy supplies, delivery fees, outside search fees, postage, premium taxes and title plant expenses. Costs that fluctuate independently of revenues include auto expenses, general supplies, litigation defense and settlement costs, promotion costs and travel.
In 2010, other operating expenses for the combined business segments decreased $16.4 million, or 5.7%. Costs fixed in nature decreased $5.6 million, or 4.5%, in 2010, primarily due to decreases in rent and other occupancy expenses related to office closures in prior years and other cost reduction efforts. Costs that follow, to varying degrees, changes in transaction volumes and revenues decreased $12.9 million, or 11.2%, in 2010, excluding a $3.0 million credit due to a reversal of an accrual for a legal matter related to premium taxes resolved in our favor in 2009. This decrease was primarily related to the decline in transaction volume in our direct operations. Costs that fluctuate independently of revenues were relatively flat in 2010, excluding reductions in estimates for a legal matter of $2.3 million and $2.9 million in 2010 and 2009, respectively.

In 2009, other operating expenses for the combined business segments decreased $75.1 million, or 20.6%. Costs fixed in nature decreased $25.5 million, or 16.1%, in 2009, primarily due to decreases in rent and other occupancy expenses, insurance and technology costs. Costs that follow, to varying degrees, changes in transaction volumes and revenues decreased $12.7 million, or 9.9%, in 2009, excluding a $3.0 million credit due to a reversal of an accrual for a legal matter related to premium taxes resolved in our favor in 2009. This decrease was primarily related to the decline in transaction volume in our direct operations. Costs that fluctuate independently of revenues decreased $31.0 million, or 39.7%, in 2009, excluding reductions in estimates for a legal matter of $2.9 million in 2009. This decrease was primarily due to decreases in promotional costs, litigation defense and settlement costs and travel.
Title losses. Provisions for title losses, as a percentage of title operating revenues, were 9.6%, 11.3% and 11.2% in 2010, 2009 and 2008, respectively. The year ended December 31, 2010 included a reserve strengthening adjustment of $4.8 million (0.03% of title revenues) relating to policy years 2007 and 2008 due to higher than expected loss payments and incurred loss experience for these policy years. This brings the total strengthening charges for these policy years to $77.0 million, substantially all of which was recorded in 2008 and 2009. We do not currently anticipate future reserve strengthening for these policy years. Reserve strengthening adjustments are to provide for future losses that may be incurred on prior policy years, and are based on current loss experience for those policy years. Current losses that are higher than anticipated are an indication that total losses for a given policy year may be higher than originally calculated. Changes in the total estimated future loss for prior policy years are recorded in the period in which the estimate changes, and thus negatively impact the provision for title loss ratios. The increase in loss payment experience for recent policy years resulted in an increase in the loss ratio related to revenues recognized on policies issued in 2010, and, accordingly, a $2.6 million catch-up adjustment was recorded to title losses in the fourth quarter 2010.
Provisions for title losses in 2010 also include charges of $13.3 million (0.09% of title revenues) resulting from changes in the estimated legal costs for several existing large title claims. These charges were partially offset by insurance recoveries of $2.8 million (0.01% of title revenues) on previously recognized title losses. We had no agency defalcation losses exceeding $1.0 million during 2010 and only five such claims reported (averaging less than $1.5 million each) in the previous six quarters.
Losses incurred on known claims for the year 2010 decreased 15.7% compared to the year 2009. The loss ratio on known claims from the independent agencies cancelled in recent years was 9.2% in 2010 while the loss ratio on the current independent agency network was 2.9%. More than 70% of independent agency claim payments were for agencies cancelled in recent years.
The year ended December 31, 2009 included reserve strengthening adjustments of $32.7 million (2.0% of title revenues) relating to policy years 2005, 2006 and 2007 due to higher than expected loss payments and incurred loss experience for these policy years. The increase in loss payment experience for recent policy years resulted in an increase in the loss ratio related to revenues recognized on policies issued in 2009, and, accordingly, a $3.8 million catch-up adjustment was recorded to title losses in the third quarter of 2009. Provisions for title losses in 2009 also include charges of $31.8 million (2.0% of title revenues) relating to large title claims including several independent agency defalcations and mechanic lien claims. These charges were partially offset by insurance recoveries of $11.9 million (0.7% of title revenues) on previously recognized title losses.
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

Excluding the impact of the reserve strengthening charges, large losses, and defalcations (net of recoveries), title losses as a percent of title revenues were 8.6%, 8.0% and 7.1% in 2010, 2009 and 2008, respectively. Cash claims payments remained elevated in 2010, and consequently, we maintained a relatively high provisioning rate for title losses. Nonetheless, we believe we are on track to return to a normal loss ratio by the end of 2012.
Income taxes. Our effective tax rates, based on earnings before taxes and after deducting noncontrolling interests (a loss of $4.5 million, $70.7 million and $242.7 million in 2010, 2009 and 2008, respectively), were (179.2%), 27.9% and (1.9%) for 2010, 2009 and 2008, respectively. Our effective income tax rate in 2010 was driven by foreign and state taxes and income taxes associated with subsidiaries not included in our consolidated federal tax return, net of tax benefits from certain tax credits, and by a $1.1 million decrease in the valuation allowance against our deferred tax assets. As of December 31, 2010, our valuation allowance against deferred tax assets was $91.9 million, which will be evaluated for reversal as we return to profitability.
Our effective tax rate in 2009 was significantly impacted by a benefit of $29.8 million due to the change in tax law in the fourth quarter 2009, which allowed us to carry back net operating losses to prior years.
Contractual obligations. Our material contractual obligations at December 31, 2010 were:

	Payments due by period ($ millions)
	Less than	1-3	3-5	More than
	1 year	years	years	5 years	Total

Notes payable	2.6	2.9	3.3	—	8.8
Convertible senior notes	—	—	65.0	—	65.0
Operating leases	36.4	49.3	26.4	8.8	120.9
Estimated title losses	138.8	178.5	71.9	106.6	495.8

	177.8	230.7	166.6	115.4	690.5

Material contractual obligations consist primarily of notes payable, convertible senior notes, operating leases and estimated title losses. The timing above for payments of notes payable is based upon contractually stated payment terms of each debt agreement. The convertible senior notes will mature in 2014 unless converted earlier.
Operating leases are primarily for office space and expire over the next 10 years. The timing shown above for the payments of estimated title losses is not set by contract. Rather, it is projected based on historical payment patterns. The actual timing of estimated title loss payments may vary materially from the above projection since claims, by their nature, are complex and paid over long periods of time. Title losses paid were $158.3 million, $149.3 million and $136.8 million in 2010, 2009 and 2008, respectively.
LIQUIDITY AND CAPITAL RESOURCES
Our liquidity and capital resources represent our ability to generate cash flow to meet our obligations to our shareholders, customers (payments to satisfy claims on title policies), vendors, employees, lenders and others. As of December 31, 2010, our cash and investments, including amounts reserved pursuant to statutory requirements, aggregated $638.3 million.

A substantial majority of our consolidated cash and investments as of December 31, 2010 was held by Stewart Title Guaranty Company (Guaranty) and its subsidiaries. The use and investment of these funds, dividends to the holding company, and cash transfers between Guaranty and its subsidiaries and the holding company are subject to certain legal and regulatory restrictions. In general, Guaranty may use its cash and investments in excess of its legally-mandated statutory premium reserve (established in accordance with requirements under Texas law) to fund its insurance operations, including claims payments. Guaranty may also, subject to certain limitations and upon regulatory approval, pay dividends to the holding company and/or provide funds to its subsidiaries (whose operations consist principally of field title offices) for their operating and debt service needs.
A summary of our net consolidated cash flows for the years ended December 31 follows:

	2010	2009	2008
	($ millions)
Net cash provided (used) by operating activities	41.2	(17.0)	(104.8)
Net cash provided (used) by investing activities	235.2	130.2	(159.2)
Net cash (used) provided by financing activities	(238.8)	(88.6)	252.2
Operating activities
Our principal sources of cash from operations are premiums on title policies, title service-related transactions and loan modification services. Our independent agencies remit cash to us net of their contractual retention. Our principal cash expenditures for operations are employee costs, operating costs and title claims payments.
Our improved cash flow from operations for 2010 compared to 2009 was primarily due to the receipt of a $50.9 million income tax refund, which was reflected as a receivable at December 31, 2009, and cash receipts from loan modification services in 2010.
Our business continues to be labor intensive, although we have made significant progress in automating our services. We have centralized order processing into Regional Production Centers, which allows us to more easily adjust staffing levels as order volumes fluctuate. We reduced our number of employees by approximately 130 and 200 during 2010 and 2009, respectively, excluding the effects of divestitures.
Cash payments on title claims in 2010, 2009 and 2008 were $158.3 million, $149.3 million and $136.8 million, respectively. Claims payments remain elevated compared to historical norms as payments are made on previously accrued title losses. Claim payments made, net of insurance recoveries, during 2010, 2009, and 2008 include $32.8 million, $17.5 million and $21.4 million, respectively, on large title claims. Also, more than 70% and 60% of the amount of total claim payments relating to independent agencies made in 2010 and 2009, respectively, were for losses arising from independent agencies cancelled in recent years. As the losses from those agencies are paid and newly reported prior policy year claims begin to decline, we expect the overall amount of cash paid on title claims to decline significantly. The increase in claims payments since 2008 is also consistent with our historical experience that title claims are filed more quickly and there is a higher incidence of agency defalcations in declining real estate markets. The insurance regulators of the states in which our underwriters are domiciled require our statutory premium reserves to be fully funded, segregated and invested in high-quality securities and short-term investments. As of December 31, 2010, cash and investments funding the statutory premium reserve aggregated $406.2 million and our estimate of claims that may be reported in the future totaled $351.6 million. In addition to this restricted cash and investments, we had unrestricted cash and investments (excluding cost-basis and equity method investments) of $124.8 million, which are available for underwriter operations, including claims payments.

Investing activities
Cash from investing activities was generated principally by proceeds from investments matured and sold in the amounts of $328.5 million, $477.1 million and $668.5 million in 2010, 2009 and 2008, respectively. We used cash for the purchases of investments in the amounts of $303.5 million, $369.4 million and $570.3 million in 2010, 2009 and 2008, respectively. The cash from sales and maturities not reinvested was used principally to fund operations.
Capital expenditures were $16.3 million, $11.0 million, and $18.0 million in 2010, 2009, and 2008, respectively. We have limited capital expenditures for new offices and other capital projects for the last three years due to the poor economic conditions. We expect that capital expenditures will continue to be near the 2010 level as we continue to aggressively manage cash flow. We have no material commitments for capital expenditures.
During the years ended 2009 and 2008, acquisitions resulted in additions to goodwill of $1.9 million and $2.1 million, respectively. We made no acquisitions in 2010.
On September 30, 2008, we entered into a $241.5 million line of credit agreement with a bank from which we had acquired auction rate securities. The line of credit was a demand loan in an amount equal to the full par value of the auction rate securities that secured the loan. On June 30, 2010, we exercised our ability to relinquish and transfer all rights to the auction rate securities to the bank, at par value in accordance with the line of credit agreement, at which time the bank extinguished the outstanding balance of the line of credit. There was no net impact to our consolidated financial statements as of and for the year ended December 31, 2010 as a result of the exercise of our rights under this agreement.
Financing activities and capital resources
We repaid $16.3 million and $54.8 million of debt in accordance with the underlying terms of the debt instruments for 2010 and 2009, respectively. We also have available a $10.0 million bank line of credit, which expires in June 2011, under which no borrowings were outstanding at December 31, 2010.
On October 15, 2009, we issued $65.0 million aggregate principal amount of 6.0% Convertible Senior Notes due 2014 (Notes). The $61.7 million in net proceeds were used to retire bank debt on which repayment could have been demanded at any time, thereby extending our maturities for this debt to October 2014 if not converted into shares of Common Stock before or at maturity. The Notes pay interest semiannually at a rate of 6.0% per annum beginning on April 15, 2010. The Notes are convertible into shares of our Common Stock at a conversion rate of 77.6398 shares per $1,000 principal amount of Notes (equal to a conversion price of $12.88 per share), which will be adjusted for certain antidilutive provisions such as a dividend or distribution of shares of Common Stock, split or combination of shares of Common Stock; the issuance of rights or warrants entitling all or substantially all holders of Common Stock to subscribe for or purchase shares of Common Stock at a price per share less than the average of the Last Reported Sale Prices of Common Stock (as defined in the Indenture); the distribution of shares of any class of capital stock of the Company, evidences of its indebtedness, other assets or property of the Company or rights or warrants to acquire the Company’s capital stock or other securities to all or substantially all holders of its Common Stock; or any cash dividend or distribution made to all or substantially all holders of Common Stock during any annual fiscal period that exceeds $0.10 per share of Common Stock.
We paid $0.9 million, $0.9 million and $1.7 million in cash dividends to our shareholders representing $0.05, $0.05 and $0.10 per common share outstanding in 2010, 2009 and 2008, respectively. Our dividend remained relatively low in 2010, 2009 and 2008 due to our operating performance and our desire to conserve cash. The declaration of any future dividend is at the discretion of our Board of Directors.

On January 14, 2011, we filed a registration statement, which became effective January 18, 2011, with the Securities Exchange Commission registering the resale of up to 660,000 shares (Settlement Shares) of our Common Stock. The issuance of the shares to the claims administrator was used to settle four “wage and hour” class action lawsuits filed in California state and federal courts against our subsidiary, Stewart Title of California, Inc. These lawsuits generally claimed, among other things, that (i) the plaintiffs were misclassified as exempt employees and were not paid overtime, (ii) the overtime payments made to non-exempt employees were miscalculated and (iii) the plaintiffs worked overtime hours but were not paid. The plaintiffs sought compensatory damages, statutory compensation, penalties and restitution, exemplary and punitive damages, declaratory relief, interest and attorneys’ fees. A settlement agreement of $7.6 million with respect to the “wage and hour” class action lawsuits was approved by the courts on October 27, 2010. We did not receive any of the proceeds from the sale of the Settlement Shares by the Claims Administrator.
Effect of changes in foreign currency rates
The effect of changes in foreign currency rates on the consolidated statements of cash flows was a net increase in cash and cash equivalents of $0.8 million and $5.2 million in 2010 and 2009, respectively, as compared to a net decrease of $11.2 million in 2008. Our principal foreign operating unit is in Canada, and the value of the U.S. dollar relative to the Canadian dollar increased during 2010.
***********
Throughout 2009 and 2010, we have worked to increase title premium rates charged and premium remittance rates to our underwriters. As of December 31, 2010, we have increased title premium rates in 22 states and have increased remittance rates with our independent agencies in 38 states. In addition, we have reduced our employee count and other operating costs in each of the last three years. We anticipate improved operating results, and thus cash flow, in 2011 from the impact of these actions and will continue to seek rate increases or modify agency splits where appropriate, as well as aggressively seek opportunities to lower operating costs.
We believe we have sufficient liquidity and capital resources to meet the cash needs of our ongoing operations. However, if we determine that supplemental debt, including additional convertible debentures, or equity funding is warranted to provide additional liquidity for unforeseen circumstances or strategic acquisitions, we may pursue those sources of cash. Other than scheduled maturities of debt, operating lease payments and anticipated claims payments, we have no material commitments. We expect that cash flows from operations and cash available from our underwriters, subject to regulatory restrictions, will be sufficient to fund our operations, including claims payments. However, to the extent that these funds are not sufficient, we may be required to borrow funds on terms less favorable than we currently have, or seek funding from the equity market, which may not be successful or may be on terms that are dilutive to existing shareholders.
Other-than-temporary impairments of investments. We recorded an other-than-temporary impairment of $1.3 million and $4.7 million in 2009 and 2008, respectively, relating to equity securities held for investment.
Other comprehensive earnings (loss). Unrealized gains and losses on investments and changes in foreign currency exchange rates are reported net of deferred taxes in accumulated other comprehensive earnings, a component of stockholders’ equity, until realized. In 2010, net unrealized investment gains of $0.3 million, which increased our comprehensive income, were primarily related to temporary increases in market values of government bond investments, partially offset by decreases in municipal bond investments. Foreign currency exchange rates, primarily related to our Canadian operations, increased comprehensive income by $3.5 million, net of taxes, in 2010. Other comprehensive earnings included a $1.1 million provision for Canadian income taxes related to unrealized gains in 2010.

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
The 2008 net unrealized investment losses of $1.0 million, which increased our comprehensive loss, were related to temporary declines in market values of equity, municipal bond and corporate bond investments and partially offset by increases in the government bond investments. Changes in foreign currency exchange rates, primarily related to our Canadian operations, increased comprehensive loss by $18.5 million, net of taxes, in 2008.
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
Forward-looking statements. Certain statements in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to future, not past, events and often address our expected future business and financial performance. These statements often contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “will” or other similar words. Forward-looking statements by their nature are subject to various risks and uncertainties that could cause our actual results to be materially different than those expressed in the forward-looking statements. These risks and uncertainties include, among other things, the severity and duration of current financial and economic conditions; continued weakness or further adverse changes in the level of real estate activity; changes in mortgage interest rates and availability of mortgage financing; our ability to respond to and implement technology changes, including the completion of the implementation of our enterprise systems; the impact of unanticipated title losses on the need to further strengthen our policy loss reserves; any effect of title losses on our cash flows and financial condition; the impact of our increased diligence and inspections in our agency operations; changes to the participants in the secondary mortgage market and the rate of refinancings that affect the demand for title insurance products; our ability to successfully consummate acquisitions, and our ability to successfully integrate and manage acquired businesses should opportunities arise; regulatory non-compliance, fraud or defalcations by our title insurance agencies or employees; our ability to timely and cost-effectively respond to significant industry changes and introduce new products and services; the outcome of litigation claims by large classes of claimants; the ultimate outcome of the Citigroup case discussed herein; the impact of changes in governmental and insurance regulations, including any future reductions in the pricing of title insurance products and services; our dependence on our operating subsidiaries and underwriters as a source of cash flow; the continued realization of expected expense savings resulting from our expense reduction steps taken since 2008; our ability to access the equity and debt financing markets when and if needed; our ability to grow our international operations; our ability to respond to the actions of our competitors; failure to comply with financial covenants contained in our debt instruments; and inability to make scheduled payments on or refinance our indebtedness. We expressly disclaim any obligation to update any forward-looking statements contained in this report to reflect events or circumstances that may arise after the date hereof, except as may be required by applicable law.

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
Investments in debt securities at December 31, 2010 mature, according to their contractual terms, as follows (actual maturities may differ because of call or prepayment rights):

	Amortized
	costs	Fair values
	($ thousands)
In one year or less	34,545	34,765
After one year through two years	48,374	48,860
After two years through three years	52,494	53,584
After three years through four years	39,775	40,157
After four years through five years	49,413	49,656
After five years	220,027	223,302

	444,628	450,324

We believe our investment portfolio is diversified and do not expect any material loss to result from the failure to perform by issuers of the debt securities we hold. Our investments are not collateralized. Foreign debt securities primarily include Canadian government bonds, which aggregated $130.8 million and $114.9 million as of December 31, 2010 and 2009, respectively, and United Kingdom treasury bonds.
Based on our debt securities portfolio and interest rates at December 31, 2010, a 100 basis-point increase (decrease) in interest rates would result in a decrease (increase) of approximately $23.7 million, or 5.3%, in the fair value of our portfolio. Changes in interest rates may affect the fair value of the debt securities portfolio and may result in unrealized gains or losses. Gains or losses would only be realized upon the sale of the investments. Any other-than-temporary declines in fair values of securities are charged to earnings.
Item 8. Financial Statements and Supplementary Data
The information required to be provided in this item is included in our audited Consolidated Financial Statements, including the Notes thereto, attached hereto as pages F-1 to F-30, and such information is incorporated in this report by reference.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Our principal executive officers and principal financial officer are responsible for establishing and maintaining disclosure controls and procedures. They evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2010, and have concluded that, as of such date, our disclosure controls and procedures are adequate and effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officers and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). Our internal control over financial reporting is a process, under the supervision of our principal executive officers and principal financial officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management, with the participation of our principal executive officers and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment, management believes that, as of December 31, 2010, our internal control over financial reporting is effective based on those criteria.
All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Due to such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.
See page F-2 for the Report of Independent Registered Public Accounting Firm on our effectiveness of internal control over financial reporting.
There has been no change in our internal control over financial reporting during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As a result, no corrective actions were required or undertaken.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information regarding our directors and executive officers will be included in our proxy statement for our 2011 Annual Meeting of Stockholders (Proxy Statement), to be filed within 120 days after December 31, 2010, and is incorporated in this report by reference.
Our Board of Directors and Executive Officers as of March 3, 2011 are:

Board of Directors:
Catherine A. Allen	Chairman and CEO, The Santa Fe Group
Thomas G. Apel	President, Intrepid Ideas, Inc.
Robert L. Clarke	Senior Partner, Bracewell & Giuliani, L.L.P.
Paul W. Hobby	Managing Partner, Genesis Park, L.P.
Dr. E. Douglas Hodo	President Emeritus, Houston Baptist University
Laurie C. Moore	Chief Executive Officer, The Institute for Luxury Home Marketing
Malcolm S. Morris	Chairman of the Board and Co-Chief Executive Officer
Stewart Morris, Jr.	President and Co-Chief Executive Officer
Dr. W. Arthur Porter	Professor Emeritus, University of Oklahoma

Executive Officers:
Malcolm S. Morris	Chairman of the Board and Co-Chief Executive Officer
Stewart Morris, Jr.	President and Co-Chief Executive Officer
Matthew W. Morris	Senior Executive Vice President
J. Allen Berryman	Chief Financial Officer, Secretary, Treasurer, and Principal Financial Officer
E. Ashley Smith	Executive Vice President — Chief Legal Officer
Michael B. Skalka	President — Stewart Title Guaranty Company
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
Principal Accounting Officer
Date: March 3, 2011
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on our behalf on March 3, 2011 by the following Directors:

	/s/ Paul Hobby	/s/ Malcolm S. Morris

(Catherine Allen)	(Paul Hobby)	(Malcolm S. Morris)

	/s/ E. Douglas Hodo	/s/ Stewart Morris, Jr.

(Thomas G. Apel)	(E. Douglas Hodo)	(Stewart Morris, Jr.)

/s/ Robert L. Clarke	/s/ Laurie C. Moore

(Robert L. Clarke)	(Laurie C. Moore)	(W. Arthur Porter)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES
Stewart Information Services Corporation and Subsidiaries’ Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Stewart Information Services Corporation:
We have audited Stewart Information Services Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Stewart Information Services Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A. Controls and Procedures. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Stewart Information Services Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Stewart Information Services Corporation and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, retained earnings and comprehensive earnings, and cash flows for each of the years in the three-year period ended December 31, 2010, and the financial statement schedules as listed in the accompanying index, and our report dated March 3, 2011 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP

Houston, Texas
March 3, 2011

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Stewart Information Services Corporation:
We have audited the accompanying consolidated balance sheets of Stewart Information Services Corporation and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, retained earnings and comprehensive earnings, and cash flows for each of the years in the three-year period ended December 31, 2010. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Stewart Information Services Corporation and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Stewart Information Services Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 3, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Houston, Texas
March 3, 2011

CONSOLIDATED STATEMENTS OF OPERATIONS, RETAINED EARNINGS AND COMPREHENSIVE EARNINGS

	For the Years Ended December 31,
	2010	2009	2008
	($000 omitted, except per share)
Revenues
Title insurance:
Direct operations	636,454	676,756	706,745
Agency operations	914,581	945,481	803,189

Real estate information	81,176	56,895	44,473
Investment income	18,397	20,804	29,134
Investment and other gains (losses) — net	21,782	7,366	(28,247)

	1,672,390	1,707,302	1,555,294

Expenses
Amounts retained by agencies	753,438	783,406	657,771
Employee costs	467,491	481,535	553,792
Other operating expenses	273,253	289,648	364,727
Title losses and related claims	148,438	182,781	169,381
Depreciation and amortization	21,422	28,064	41,125
Interest	5,423	4,056	5,995

	1,669,465	1,769,490	1,792,791

Earnings (loss) before taxes and noncontrolling interests	2,925	(62,188)	(237,497)
Income tax expense (benefit)	8,075	(19,757)	4,732

Net loss	(5,150)	(42,431)	(242,229)
Less net earnings attributable to noncontrolling interests	7,432	8,544	5,226

Net loss attributable to Stewart	(12,582)	(50,975)	(247,455)

Retained earnings at beginning of year	296,116	347,952	597,118
Cash dividends on common stock ($.05, $.05 and $.10 per share in 2010, 2009 and 2008, respectively)	(868)	(861)	(1,711)

Retained earnings at end of year	282,666	296,116	347,952

Comprehensive loss:
Net loss	(5,150)	(42,431)	(242,229)
Other comprehensive earnings (loss), net of taxes of $3,148, $3,439 and ($5,843)	2,650	10,667	(19,549)

Comprehensive loss	(2,500)	(31,764)	(261,778)
Less comprehensive earnings attributable to noncontrolling interests	7,432	8,544	5,226

Comprehensive loss attributable to Stewart	(9,932)	(40,308)	(267,004)

Basic and dilutive average shares outstanding (000)	18,313	18,182	18,092

Basic and diluted loss per share attributable to Stewart	(0.69)	(2.80)	(13.68)

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2010	2009
	($000 omitted)
Assets
Cash and cash equivalents	144,564	97,971
Cash and cash equivalents — statutory reserve funds	9,926	18,129

	154,490	116,100

Short-term investments	33,457	24,194

Investments in debt and equity securities available-for-sale, at fair value:
Statutory reserve funds	396,317	386,235
Other	54,007	79,969

	450,324	466,204
Receivables:
Notes	10,747	10,437
Premiums from agencies	45,399	42,630
Income taxes	651	46,228
Other	41,323	46,488
Allowance for uncollectible amounts	(19,438)	(20,501)

	78,682	125,282
Property and equipment, at cost:
Land	6,445	8,468
Buildings	23,769	23,326
Furniture and equipment	250,355	271,234
Accumulated depreciation	(219,000)	(232,395)

	61,569	70,633

Title plants, at cost	77,397	78,421
Real estate, at lower of cost or net realizable value	3,266	3,578
Investments in investees, on an equity method basis	17,608	12,233
Goodwill	206,861	212,763
Intangible assets, net of amortization	8,228	6,406
Other assets	49,324	51,339
Investments — pledged, at fair value	—	202,007

	1,141,206	1,369,160

Liabilities
Notes payable	8,784	19,620
Convertible senior notes	64,338	64,163
Line of credit, at fair value	—	202,007
Accounts payable and accrued liabilities	95,666	101,881
Estimated title losses	495,849	503,475
Deferred income taxes	28,236	15,948

	692,873	907,094
Contingent liabilities and commitments

Stockholders’ equity
Common Stock — $1 par, authorized 50,000,000; issued 17,801,273 and 17,685,976; outstanding 17,325,046 and 17,209,749	17,801	17,658
Class B Common Stock — $1 par, authorized 1,500,000; issued and outstanding 1,050,012	1,050	1,050
Additional paid-in capital	124,413	126,822
Retained earnings	282,666	296,116
Accumulated other comprehensive earnings:
Foreign currency translation adjustments	11,093	7,563
Unrealized investment gains	2,517	3,397
Treasury stock — 476,227 common shares, at cost	(4,330)	(4,330)

Total stockholders’ equity attributable to Stewart	435,210	448,276
Noncontrolling interests	13,123	13,790

Total stockholders’ equity	448,333	462,066

	1,141,206	1,369,160

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2010	2009	2008
	($000 omitted)
Reconciliation of net loss to cash provided (used) by operating activities:
Net loss	(5,150)	(42,431)	(242,229)
Add (deduct):
Depreciation and amortization	21,422	28,064	41,125
Provision for bad debt	4,186	6,526	9,116
Investment and other (gains) losses — net	(21,782)	(7,002)	28,247
Provisions for title losses (less than) in excess of payments	(14,694)	31,276	21,030
Insurance recoveries of title losses	8,260	2,174	11,600
Decrease (increase) in receivables — net	46,642	(24,833)	10,790
Decrease in other assets — net	308	540	11,207
Decrease in payables and accrued liabilities — net	(11,871)	(13,203)	(5,731)
Increase (decrease) in net deferred income taxes	10,544	(1,230)	6,459
Net earnings from equity investees	(2,427)	(3,134)	(1,188)
Dividends received from equity investees	2,996	2,916	2,850
Other — net	2,760	3,385	1,926

Cash provided (used) by operating activities	41,194	(16,952)	(104,798)

Investing activities:
Proceeds from investments available-for-sale matured and sold	328,460	477,089	668,531
Purchases of investments available-for-sale	(303,517)	(369,366)	(570,257)
Proceeds from redemptions of investments — pledged	217,225	24,300	—
Purchases of property and equipment, title plants and real estate — net	(16,339)	(11,032)	(18,234)
Proceeds from the sale of land and buildings	6,425	—	—
Increases in notes receivable	(1,109)	(1,214)	(1,339)
Collections on notes receivable	1,001	654	5,061
Purchases of investments — pledged	—	—	(241,525)
Change in cash and cash equivalents due to sale and deconsolidation of subsidiaries (see below)	(1,873)	—	—
Cash received for other assets, cost-basis investments, equity investees and other — net	4,887	9,759	(1,413)

Cash provided (used) by investing activities	235,160	130,190	(159,176)

Financing activities:
Payments on notes payable	(16,294)	(117,190)	(27,978)
Proceeds from notes payable	5,834	433	47,242
Payments on line of credit	(216,141)	(24,962)	—
Proceeds from line of credit	—	—	241,525
Proceeds from issuance of convertible senior notes	—	65,000	—
Payments for debt issuance costs related to convertible senior notes	—	(3,299)	—
Cash dividends paid	(868)	(861)	(1,711)
Distributions to noncontrolling interests	(7,122)	(7,775)	(7,465)
Purchase of remaining interest of consolidated subsidiary	(4,199)	—	—
Proceeds from exercise of stock options and grants	—	57	569

Cash (used) provided by financing activities	(238,790)	(88,597)	252,182

Effect of changes in foreign currency exchange rates	826	5,213	(11,201)

Increase (decrease) in cash and cash equivalents	38,390	29,854	(22,993)

Cash and cash equivalents at beginning of year	116,100	86,246	109,239

Cash and cash equivalents at end of year	154,490	116,100	86,246

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2010	2009	2008
	($000 omitted)
Supplemental information:
Changes in financial statement amounts due to sale and deconsolidation of subsidiaries:
Note receivable	2,433	—	—
Investments in investees, on an equity method basis	5,315	—	—
Goodwill	(5,902)	—	—
Title plants	(1,048)	—	—
Property and equipment, net of accumulated depreciation	(1,564)	—	—
Intangible asset, net of amortization	2,928	—	—
Other — net	(814)	—	—
Liabilities	1,390	—	—
Noncontrolling interests	336	—	—
Investment and other (gains) losses — net	(1,201)	—	—

Change in cash and cash equivalents due to sale and deconsolidation of subsidiaries	1,873	—	—

Income taxes — net refunded	(41,528)	(16,831)	(1,708)
Interest paid	4,775	2,576	5,705

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Three Years Ended December 31, 2010)
NOTE 1
General. Stewart Information Services Corporation, through its subsidiaries (collectively, the Company), is primarily engaged in the business of providing title insurance and related services. The Company also provides real estate information services. The Company operates through a network of policy-issuing offices and agencies in the United States and international markets. Approximately 49% of consolidated title revenues for the year ended December 31, 2010 were generated in Texas, California, New York, international operations and Florida.
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
At each quarter end, the Company’s recorded reserve for title losses begins with the prior period’s reserve balance for claim losses, adds the current period provision to that balance and subtracts actual paid claims, resulting in an amount that management compares to its actuarially-based calculation of the ending reserve balance to provide for future reported title losses. The actuarially-based calculation is a paid loss development calculation where loss development factors are selected based on company data and input from the Company’s third-party actuaries. The Company also obtains input from third-party actuaries in the form of a reserve analysis utilizing generally accepted actuarial methods. While the Company is responsible for determining its loss reserves, it utilizes this actuarial input to assess the overall reasonableness of its reserve estimation. If the Company’s recorded reserve amount is within a reasonable range (+/- 3.0%) of its actuarially-based reserve calculation and the actuary’s point estimate, but not at the point estimate, the Company’s management assesses the major factors contributing to the different reserve estimates in order to determine the overall reasonableness of its recorded reserve, as well as the position of the recorded reserves relative to the point estimate and the estimated range of reserves. The major factors considered can change from period to period and include items such as current trends in the real estate industry (which management can assess although there is a time lag in the development of this data for use by the actuary), the size and types of claims reported and changes in the Company’s claims management process. If the recorded amount is not within a reasonable range of the Company’s third-party actuary’s point estimate, it will adjust the recorded reserves in the current period and reassess the provision rate on a prospective basis. Once the Company’s reserve for title losses is recorded, it is reduced in future periods as a result of claims payments and may be increased or reduced by revisions to the Company’s estimate of the overall level of required reserves.
Due to the inherent uncertainty in predicting future title policy losses, significant judgment is required by both the Company’s management and its third party actuaries in estimating reserves. As a consequence, the Company’s ultimate liability may be materially greater or less than its current reserves and/or its third party actuary’s calculated estimate.
G. Cash equivalents. Cash equivalents are highly liquid investments with insignificant interest rate risks and maturities of three months or less at the time of acquisition.
H. Short-term investments. Short-term investments comprise time deposits with banks, federal government obligations and other investments maturing in less than one year.
I. Investments in debt and equity securities. The investment portfolio is classified as available-for-sale, except for investments — pledged, which were classified as trading. Realized gains and losses on sales of investments are determined using the specific identification method. Net unrealized gains and losses on investments available-for-sale, net of applicable deferred taxes, are included as a component of accumulated other comprehensive earnings within stockholders’ equity. At the time unrealized gains and losses become realized, they are reclassified from accumulated other comprehensive earnings using the specific identification method. Any other-than-temporary declines in fair values of investments available-for-sale are charged to earnings.
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
L. Goodwill. Goodwill is the excess of the purchase price over the fair value of net assets acquired. Goodwill is not amortized but is reviewed annually and upon the occurrence of an event indicating an impairment may have occurred. If determined to be impaired, the impaired portion is expensed to current operations. The process of determining impairment relies on projections of future cash flows, operating results and market conditions. Uncertainties exist in these projections and are subject to changes relating to factors such as interest rates and overall real estate market conditions. There were no impairment write-offs of goodwill during the years ended December 31, 2010, 2009 and 2008. However, to the extent that the Company’s future operating results are below management’s projections, or in the event of continued adverse market conditions, a future review for impairment may be required, which may result in an impairment of goodwill.
M. Acquired intangibles. Intangible assets are mainly comprised of non-compete and underwriting agreements and are amortized on a straight-line basis over their estimated lives, which are primarily 3 to 10 years.
N. Other long-lived assets. The Company reviews the carrying values of title plants and other long-lived assets if certain events occur that may indicate impairment. An impairment of these long-lived assets is indicated when projected undiscounted cash flows over the estimated lives of the assets are less than carrying values. If impairment is determined by management, the recorded amounts are written down to fair values. There were no impairment write-offs of long-lived assets during the years ended December 31, 2010 and 2009. In June 2008, the Company’s REI segment incurred an impairment charge of $6.0 million relating to its internally developed software that the Company subsequently determined will not be deployed into production.
The Company had investments accounted for using the cost-basis aggregating $12.2 million and $12.6 million at December 31, 2010 and 2009, respectively. Cost-basis investments are included in other assets on the Company’s consolidated balance sheets and are evaluated periodically for impairment. The Company incurred impairment charges of $0.6 million, $9.6 million and $1.7 million for cost-basis investments during the years ended December 31, 2010, 2009 and 2008, respectively.
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
P. Derivatives and hedging. The Company does not invest in financial instruments of a derivative or hedging nature, but at December 31, 2009, the Company had an embedded derivative in its convertible senior notes accounted for in accordance with FAS ASC 815-15, Derivatives and Hedging — Embedded Derivatives, and FAS ASC 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity (Note 10). As of December 31, 2010, the embedded derivative in the convertible senior notes was derecognized since it no longer met the requirements for separate accounting treatment according to FAS ASC 815-15 referenced above.
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
T. Subsequent Event. On January 14, 2011, the Company filed a registration statement, which became effective January 18, 2011, with the Securities Exchange Commission registering the resale of up to 660,000 shares of the Company’s Common Stock. The issuance of the shares were used to settle four “wage and hour” class action lawsuits filed in California state and federal courts against the Company’s subsidiary, Stewart Title of California, Inc. No proceeds were received by the Company. The settlement agreement was approved by the courts on October 27, 2010.
NOTE 2
Restrictions on cash and investments. Statutory reserve funds of $396.3 million and $386.2 million and cash and cash equivalents of $9.9 million and $18.1 million at December 31, 2010 and 2009, respectively, were maintained to comply with legal requirements for statutory premium reserves and state deposits. These funds are not available for any other purpose. In the event that the insurance regulators adjust the determination of the statutory premium reserves of the Company’s title insurers, this could increase or decrease the restricted funds and statutory surplus.
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
Guaranty cannot pay a dividend in excess of certain limits without the approval of the Texas Insurance Commissioner. The maximum dividend to its parent that can be paid after such approval in 2011 is $73.9 million. Guaranty did not declare a dividend in 2010, 2009 or 2008.

Dividends from Guaranty are also voluntarily restricted primarily to maintain statutory surplus and liquidity at competitive levels and to demonstrate significant claims payment ability. The ability of a title insurer to pay claims can significantly affect the decision of lenders and other customers when buying a policy from a particular insurer.
Surplus as regards policyholders for Guaranty was $369.5 million and $380.5 million at December 31, 2010 and 2009, respectively. Statutory net loss for Guaranty was $2.0 million, $85.1 million and $8.8 million in 2010, 2009 and 2008, respectively.
NOTE 4
Investments in debt and equity securities. The amortized costs and fair values at December 31 follow:

	2010		2009
	Amortized	Fair	Amortized	Fair
	costs	values	costs	values
	($000 omitted)
Debt securities:
Municipal	39,589	40,185	55,788	58,222
Corporate and utilities	228,270	229,972	235,283	237,101
Foreign	155,977	157,745	141,376	140,993
U.S. Government	20,792	22,422	28,406	29,765
Mortgage-backed	—	—	112	86
Equity securities	—	—	12	37

	444,628	450,324	460,977	466,204

Gross unrealized gains and losses at December 31 were:

	2010		2009
	Gains	Losses	Gains	Losses
	($000 omitted)
Debt securities:
Municipal	1,235	639	2,441	7
Corporate and utilities	4,574	2,872	4,056	2,238
Foreign	1,861	93	1,040	1,423
U.S. Government	1,634	4	1,419	60
Mortgage-backed	—	—	—	26
Equity securities	—	—	25	—

	9,304	3,608	8,981	3,754

Debt securities at December 31, 2010 mature, according to their contractual terms, as follows (actual maturities may differ due to call or prepayment rights):

	Amortized	Fair
	costs	values
	($000 omitted)
In one year or less	34,545	34,765
After one year through five years	190,056	192,257
After five years through ten years	163,814	165,307
After ten years	56,213	57,995

	444,628	450,324

Gross unrealized losses on investments and the fair values of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2010, were:

	Less than 12 months		More than 12 months		Total
	Losses	Fair values	Losses	Fair values	Losses	Fair values
	($000 omitted)
Debt securities:
Municipal	638	14,391	1	25	639	14,416
Corporate and utilities	2,868	95,354	4	235	2,872	95,589
Foreign	93	55,773	—	—	93	55,773
U.S. Government	4	3,711	—	—	4	3,711

	3,603	169,229	5	260	3,608	169,489

The unrealized loss positions were primarily caused by interest rate fluctuations. The number of investments in an unrealized loss position as of December 31, 2010 was 72. Since the Company does not intend to sell and will more likely than not maintain each debt security until its anticipated recovery, and no significant credit risk is deemed to exist, these investments are not considered other-than-temporarily impaired.
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

The Company believes its investment portfolio is diversified and expects no material loss to result from the failure to perform by issuers of the debt securities it holds. Investments made by the Company are not collateralized. Foreign debt securities primarily include Canadian government bonds, which aggregated $130.8 million and $114.9 million as of December 31, 2010 and 2009, respectively, and United Kingdom treasury bonds. The mortgage-backed securities were issued by U.S. Government-sponsored entities.
NOTE 5
Fair value measurements. The Fair Value Measurements and Disclosures Topic of the FASB ASC defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal, or most advantageous, market for the asset or liability in an orderly transaction between market participants at the measurement date. The Fair Values Measurements Topic establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs when possible. The three levels of inputs used to measure fair value are as follows:
•	Level 1 — quoted prices in active markets for identical assets or liabilities;
•	Level 2 — observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data; and
•	Level 3 — unobservable inputs that are supported by little or no market activity and that are significant to the fair values of the assets or liabilities, including certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.
At December 31, 2010, financial instruments measured at fair value on a recurring basis are summarized below:

				Fair value
	Level 1	Level 2	Level 3	measurements
	($000 omitted)
Short-term investments	33,457	—	—	33,457
Investments available-for-sale:
Debt securities:
Municipal	—	40,185	—	40,185
Corporate and utilities	—	229,972	—	229,972
Foreign	157,745	—	—	157,745
U.S. Government	22,422	—	—	22,422

	213,624	270,157	—	483,781

At December 31, 2009, financial instruments measured at fair value on a recurring basis are summarized below:

				Fair value
	Level 1	Level 2	Level 3	measurements
	($000 omitted)
Short-term investments	24,194	—	—	24,194
Investments available-for-sale:
Debt securities:
Municipal	—	58,222	—	58,222
Corporate and utilities	—	237,101	—	237,101
Foreign	140,993	—	—	140,993
U.S. Government	29,765	—	—	29,765
Mortgage-backed	86	—	—	86
Equity securities	37	—	—	37
Investments — pledged	—	—	202,007	202,007
Line of credit	—	—	(202,007)	(202,007)
Cash settlement option	—	—	(510)	(510)

	195,075	295,323	(510)	489,888

At December 31, 2010, Level 1 financial instruments consist of short-term investments, U.S. and foreign government bonds. Level 2 financial instruments consist of municipal, corporate and utilities bonds. In accordance with the Company’s policies and guidelines, the Company’s third party, registered investment manager invests only in securities rated as investment grade or higher by the major rating services, where observable valuation inputs are significant. All municipal bonds are valued using a third-party pricing service, and the corporate bonds are valued using the market approach, which includes three to ten inputs from relevant market sources, including FINRA’s Trade Reporting and Compliance Engine (TRACE) and independent broker/dealer quotes, bids and offerings, as well as other relevant market data, such as securities with similar characteristics (i.e. sector, rating, maturity, etc.). Broker/dealer quotes, bids and offerings mentioned above are gathered (typically three to ten) and a consensus risk premium spread (credit spread) over risk-free Treasury yields is developed from the inputs obtained, which is then used to calculate the resulting fair value.
Level 3 financial instruments are summarized below:

				Cash settlement
				option of
		Investments –		convertible
	Equity securities	pledged	Line of credit	senior notes
	($000 omitted)
December 31, 2008	14,875	222,684	(222,684)	—
Sold/redeemed	(15,232)	(24,963)	24,963	—
Issued	—	—	—	(872)
Realized gains	357	4,286	(4,286)	362

December 31, 2009	—	202,007	(202,007)	(510)

Sold/redeemed	—	(216,141)	216,141	—
Realized gains	—	14,134	(14,134)	510

December 31, 2010	—	—	—	—

Effective January 1, 2008, the Company adopted the Financial Instruments Topic of the FASB ASC, which provides entities the option to measure many financial instruments and certain other items at fair value. Entities that choose the fair value option will recognize in earnings, at each subsequent reporting date, any unrealized gains and losses on items for which the fair value option was elected. The Company elected the fair value option for the line of credit.
As of December 31, 2010, assets measured at fair value on a nonrecurring basis are summarized below:

		Impairment loss
	Level 3	recorded
	($000 omitted)
Cost-basis investments	1,646	494

The carrying amount of certain cost-basis investments exceeded their fair value and an impairment charge of $0.5 million was recorded in investment and other gains (losses) — net in 2010. The valuations were based on the values of the underlying assets of the investee.
As of December 31, 2009, assets measured at fair value on a nonrecurring basis are summarized below:

		Impairment loss
	Level 3	recorded
	($000 omitted)
Cost-basis investments	5,117	5,853

The carrying amount of certain cost-basis investments exceeded their fair value and an impairment charge of $5.9 million was recorded in investment and other gains (losses) — net in 2009. The valuations were based on the values of the underlying assets of the investee.
NOTE 6
Investment income. Income from investments and gross realized investment and other gains and losses follow:

	2010	2009	2008
	($000 omitted)
Investment income:
Debt securities	15,014	18,639	22,272
Short-term investments, cash equivalents and other	3,383	2,165	6,862

	18,397	20,804	29,134

Investment and other gains (losses):
Realized gains	24,055	23,881	15,499
Realized losses	(2,273)	(16,515)	(43,746)

	21,782	7,366	(28,247)

Proceeds from the sales of investments available-for-sale were $280.9 million, $400.7 million and $419.1 million as of December 31, 2010, 2009 and 2008, respectively. Expenses assignable to investment income were insignificant. There were no significant investments at December 31, 2010 that did not produce income during the year.

In 2010, investment and other gains (losses) — net included realized gains of $11.8 million from the sale of debt and investments available-for-sale, $6.3 million primarily from a transfer of the rights to internally developed software, $1.2 million from the sale of interests in subsidiaries, $3.0 million from the sale of real estate, $0.8 million as a result of a reduction in accruals for office closure costs and $0.5 million from the change in fair value of the cash settlement option related to the convertible senior notes. The realized gains were partially offset by realized losses of $0.6 million for the impairment of cost-basis investments and $0.5 million from the sale of debt investments available-for-sale.
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
NOTE 7
Income taxes. The income tax provision consists of the following:

	2010	2009	2008
	($000 omitted)
Current:
Federal	(4,305)	(24,968)	(17,329)
State	1,188	(272)	1,728
Foreign	337	6,661	7,225

Deferred:
Federal	(1,197)	215	16,016
State	—	(1,393)	(2,908)
Foreign	12,052	—	—

Income tax expense (benefit)	8,075	(19,757)	4,732

The following reconciles federal income taxes computed at the statutory rate with income taxes as reported.

	2010	2009	2008
	($000 omitted)
Expected income tax benefit at 35% (1)	(1,577)	(24,756)	(84,953)
Foreign tax rate differential	613	767	107
Non-taxable income (non-consolidated subsidiaries for tax)	832	657	52
Intercompany dividends	738	—	—
Research and development credit	(1,223)	(616)	—
State income tax benefit — net of federal tax benefits	(178)	(1,665)	(1,180)
Tax-exempt interest	(561)	(1,075)	(3,301)
Non-deductible expenses	2,261	1,765	2,851
Adjustments to deferred tax liabilities	8,716	1,251	2,576
Dividends received deductions on investments	(656)	(530)	(1,052)
Valuation allowance	(1,146)	4,297	89,454
Other — net	256	148	178

Income tax expense (benefit)	8,075	(19,757)	4,732

Effective income tax rates (%) (1)	(179.2)	27.9	(1.9)

(1)	Calculated using loss before taxes and after noncontrolling interests.
Deferred income taxes at December 31, 2010 and 2009 were as follows:

	2010	2009
	($000 omitted)
Deferred tax assets:
Accrued expenses	17,810	19,571
Allowance for uncollectible amounts	5,956	6,197
Fixed assets	11,506	14,560
Investments	7,989	4,823
Net operating loss carryforwards	33,388	31,038
Tax credit carryforwards	14,420	15,460
Title loss provisions	9,416	7,392
Other	3,978	2,174

	104,463	101,215
Valuation allowance	(91,934)	(93,080)

	12,529	8,135

Deferred tax liabilities:
Amortization — goodwill and other intangibles	(14,273)	(10,716)
Unrealized gains on investments	(2,079)	(1,829)
Cash surrender value of insurance policies	(4,710)	(4,608)
Foreign currency translation adjustments	(5,626)	(3,913)
Title plants acquired	(469)	(461)
Accrued expenses	(11,534)	—
Fixed assets	(139)	—
Other	(1,935)	(2,556)

	(40,765)	(24,083)

Net deferred income taxes	(28,236)	(15,948)

The Company has recorded valuation allowances against U.S. deferred tax assets, net of definite-lived deferred tax liabilities, for which realization cannot be assured based on a more-likely-than-not standard. A valuation allowance was initially established in 2008 due to the Company’s then cumulative three-year operating loss history. The Company routinely evaluates the extent to which the valuation allowance may be reversed. The Company has approximately $82.1 million of U.S. federal net operating losses and $57.7 million of state net operating loss carryforwards. The federal net operating loss will begin to expire in 2030, and state net operating losses will expire between 2014 and 2030. The Company’s effective income tax rate in 2009 was significantly impacted by a benefit of $24.8 million due to the change in tax law in the fourth quarter 2009, which allowed the Company to carry back net operating losses to prior years.
The Company is routinely subject to income tax examinations by U.S. federal, international and state and local tax authorities. The Company is currently under a limited examination by the Internal Revenue Service for calendar year 2005 and by other state and local tax jurisdictions for calendar years 2006 and 2007. The Company expects no material adjustment from any examination.
NOTE 8
Goodwill and acquired intangibles. A summary of goodwill follows:

	Title	REI	Total
	($000 omitted)
Balances at December 31, 2008	196,710	14,191	210,901
Acquisitions	1,862	—	1,862

Balances at December 31, 2009	198,572	14,191	212,763
Sale of interests in subsidiaries	(3,639)	—	(3,639)
Deconsolidation of subsidiaries	(2,263)	—	(2,263)

Balances at December 31, 2010	192,670	14,191	206,861

Amortization expense for acquired intangibles was $1.1 million, $1.8 million and $4.3 million in 2010, 2009 and 2008, respectively. Accumulated amortization of intangibles was $24.3 million and $23.2 million at December 31, 2010 and 2009, respectively. In each of the years 2011 through 2015, amortization expense is expected to be less than $1.0 million.
NOTE 9
Equity investees. Certain summarized aggregate financial information for equity investees (in which the Company typically owns 20% through 50% of the equity) follows:

	2010	2009	2008
	($000 omitted)
For the year:
Revenues	73,450	47,865	57,543
Net earnings	6,976	8,902	2,171

At December 31:
Total assets	31,767	24,705	27,023
Notes payable	1,119	521	3,877
Stockholders’ equity	16,027	12,653	12,283

Net premium revenues from policies issued by equity investees were approximately $6.9 million, $3.4 million and $5.4 million in 2010, 2009 and 2008, respectively. Earnings related to equity investees were $2.4 million, $3.1 million and $1.2 million in 2010, 2009 and 2008, respectively. These amounts are included in title insurance — direct operations in the consolidated statements of operations, retained earnings and comprehensive earnings.
Goodwill related to equity investees was $11.8 million and $7.9 million at December 31, 2010 and 2009, respectively, and these balances are included in investments in investees in the consolidated balance sheets. Equity investments, including the related goodwill balances, are reviewed for impairment.
NOTE 10
Notes payable, convertible senior notes and line of credit.

	2010	2009
	($000 omitted)
Banks — primarily unsecured, varying payments and rates(1)	3,096	14,194
Other than banks	5,688	5,426

	8,784	19,620

(1)	Average interest rates were 5.09% and 2.53% at December 31, 2010 and 2009, respectively.
Principal payments on the notes, based upon the contractual maturities, are due in the amounts of $2.6 million in 2011, $2.1 million in 2012, $0.8 million in 2013, $0.8 million in 2014 and $2.5 million in 2015.
In 2005, the Company executed an agreement with a bank for loans of $31.2 million bearing interest at a fixed interest rate of 5.97% per annum. In 2010, the Company repaid the outstanding balance of the loan.
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
According to FAS ASC 815-15, Derivatives and Hedging — Embedded Derivatives, and FAS ASC 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity, the Company determined that the Notes contained an embedded derivative related to a cash settlement option. The cash settlement option was effective until April 30, 2010, when the shareholders approved conversion of the Notes into Common Stock without restriction or without payment by the Company of cash. The Notes are currently convertible into shares of the Company’s Common Stock at a conversion rate of 77.6398 shares per $1,000 principal amount of Notes (equal to a conversion price of $12.88 per share), which will be adjusted for certain antidilutive provisions such as a dividend or distribution of shares of Common Stock, split or combination of shares of Common Stock; the issuance of rights or warrants entitling all or substantially all holders of Common Stock to subscribe for or purchase shares of Common Stock at a price per share less than the average of the Last Reported Sale Prices of Common Stock (as defined in the Indenture); the distribution of shares of any class of capital stock of the Company, evidences of its indebtedness, other assets or property of the Company or rights or warrants to acquire the Company’s capital stock or other securities to all or substantially all holders of its Common Stock; or any cash dividend or distribution made to all or substantially all holders of Common Stock during any annual fiscal period that exceeds $0.10 per share of Common Stock.

The Company incurred $3.3 million of debt issuance costs related to the Notes. The issuance costs were primarily related to discounts, commissions and offering expenses payable by the Company. The Company recorded the issuance costs in other assets and is amortizing them over the term of the Notes using the effective interest method. The amortization of the debt issuance costs was $0.5 million and $0.1 million and interest expense on the Notes was $4.2 million and $0.9 million in 2010 and 2009, respectively.
On September 30, 2008, the Company entered into a $241.5 million line of credit agreement with a bank from which it had acquired auction rate securities (reported as Investments — pledged on the consolidated balance sheet). The line of credit was a demand loan in an amount equal to the full par value of the auction rate securities that secured the loan. On June 30, 2010, the Company exercised its ability to relinquish and transfer all rights to the auction rate securities to the bank, at par value in accordance with the line of credit agreement, at which time the bank extinguished the outstanding balance of the line of credit. There was no net impact to the Company’s 2010 consolidated financial statements as a result of the exercise of its rights under this agreement.
As of December 31, 2010, the Company also had available a $10.0 million bank line of credit, which expires in June 2011, under which no borrowings were outstanding.
NOTE 11
Estimated title losses.

	2010	2009	2008
	($000 omitted)
Balances at January 1	503,475	463,084	441,324
Provisions:
Current year	97,559	109,709	107,292
Previous policy years	50,879	73,072	62,089

Total provisions	148,438	182,781	169,381

Payments:
Current year	(24,118)	(21,801)	(23,608)
Previous policy years	(134,191)	(127,530)	(113,143)

Total payments	(158,309)	(149,331)	(136,751)

Effects of changes in foreign currency exchange rates	2,245	6,941	(10,870)

Balances at December 31	495,849	503,475	463,084

Provisions for title losses, as a percentage of title operating revenues, were 9.6%, 11.3% and 11.2% in 2010, 2009 and 2008, respectively. The total provisions included charges above the annual provisioning rate of $13.3 million, $31.8 million and $41.7 million for large title claims, including defalcations, in 2010, 2009 and 2008, respectively. The totals were reduced by insurance recoveries received of $2.8 million, $11.9 million and $11.6 million in 2010, 2009 and 2008, respectively.
The previous policy years’ title loss provision amounts in the year 2010, 2009 and 2008 included reserve strengthening adjustments of $4.8 million, $32.7 million and $32.0 million, respectively, related to higher than expected loss payment experience for policy years 2005 through 2008; $26.7 million, $26.0 million and $7.1 million, respectively, related to maintaining a high provisioning rate for title losses due to continued elevated claims payment experience; and $19.2 million, $13.9 million and $22.1 million, respectively, related to large title losses.

For the years ended December 31, 2010 and 2009, the increase in payments relating to previous years was consistent with the rise in title claims resulting from the real estate market decline. Typically, the Company experiences a higher frequency of losses, including agency defalcations, which are reported sooner after policy issuance, in real estate markets where transaction volumes and prices are decreasing.
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
Holders of Class B Common Stock may, with no cumulative voting rights, elect four of nine directors if 1,050,000 or more shares of Class B Common Stock are outstanding; three directors if between 600,000 and 1,050,000 shares are outstanding; and none if less than 600,000 shares of Class B Common Stock are outstanding. Holders of Common Stock, with cumulative voting rights, elect the balance of the nine directors.
Class B Common Stock may be converted by its stockholders into Common Stock on a share-for-share basis, although the holders of Class B Common Stock have agreed among themselves not to convert their stock. The agreement may be extended or terminated by them at any time. Such conversion is mandatory on any transfer to a person who is not a lineal descendant (or spouse or trustee of such descendant) of William H. Stewart.
At December 31, 2010 and 2009, there were 145,820 shares of Common Stock held by a subsidiary of the Company. These shares are considered treasury shares but may be issued from time-to-time in lieu of new shares.

NOTE 13
Changes in stockholders’ equity.

	Common		Accumulated
	and Class B	Additional paid-	other
	Common Stock	in	comprehensive	Treasury	Noncontrolling
	($1 par value)	capital	earnings	stock	interests
	($000 omitted)
Balances at December 31, 2007	18,508	122,921	19,842	(4,330)	15,710
Stock bonuses and other	81	1,965	—	—	—
Exercise of stock options and grants	29	540	—	—	—
Net change in unrealized gains and losses	—	—	1,278	—	—
Net realized gain reclassification	—	—	(2,300)	—	—
Foreign currency translation	—	—	(18,527)	—	—
Net earnings attributable to noncontrolling interests	—	—	—	—	5,226
Subsidiary dividends paid to noncontrolling interests	—	—	—	—	(7,660)
Net effect of changes in ownership and other	—	—	—	—	(49)

Balances at December 31, 2008	18,618	125,426	293	(4,330)	13,227
Stock bonuses and other	87	1,342	—	—	—
Exercise of stock options and grants	3	54	—	—	—
Net change in unrealized gains and losses	—	—	3,666	—	—
Net realized gain reclassification	—	—	(4,547)	—	—
Foreign currency translation	—	—	11,548	—	—
Net earnings attributable to noncontrolling interests	—	—	—	—	8,544
Subsidiary dividends paid to noncontrolling interests	—	—	—	—	(7,579)
Net effect of changes in ownership and other	—	—	—	—	(402)

Balances at December 31, 2009	18,708	126,822	10,960	(4,330)	13,790
Stock bonuses and other	143	1,284	—	—	—
Purchase of remaining interest of consolidated subsidiary	—	(3,693)	—	—	(506)
Provision for Canadian taxes	—	—	(1,185)	—	—
Net change in unrealized gains and losses	—	—	1,448	—	—
Net realized gain reclassification	—	—	(1,142)	—	—
Foreign currency translation	—	—	3,529	—	—
Net earnings attributable to noncontrolling interests	—	—	—	—	7,432
Subsidiary dividends paid to noncontrolling interests	—	—	—	—	(7,122)
Net effect of changes in ownership and other	—	—	—	—	(471)

Balances at December 31, 2010	18,851	124,413	13,610	(4,330)	13,123

NOTE 14
Share-based incentives. Stock options activity is summarized as follows:

		Weighted-
		average exercise
	Options	prices ($)
December 31, 2008	264,400	23.37
Exercised	(2,800)	20.22
Forfeited	(44,800)	26.33

December 31, 2009	216,800	22.80
Forfeited	(33,100)	17.28

December 31, 2010	183,700	23.80

At December 31, 2010, the weighted-average remaining contractual lives of options outstanding were 2.3 years and there was no intrinsic value of dilutive options. The intrinsic values and tax benefits of options exercised in 2009 were not material.
In March 2010, the Company granted 51,000 shares of fully vested, unrestricted Common Stock with a fair value of $0.7 million, which was recorded as compensation expense. Also in March 2010, the Company granted 37,000 shares of restricted Common Stock with a fair value of $0.5 million. The restricted Common Stock awards will vest 20% each year over five years beginning after March 10, 2010. Compensation expense associated with restricted stock awards will be recognized over this vesting period.
The Company granted 42,000 restricted shares for each year during 2009 and 2008. The restricted shares vested December 31, 2009 and 2008, respectively, to certain executive officers and, accordingly, the Company recorded compensation expense of approximately $0.7 million and $1.0 million during the years ended December 31, 2009 and 2008, respectively.
In May 2009, the Company approved the Strategic Incentive Pool Plan (SIPP), which is a 34-month cash incentive plan tied to three quantifiable strategic targets. The total amount of the SIPP available for distribution will be the cash equivalent of the fair market value of 50,000 shares of the Company’s Common Stock as of the last trading day of 2010. Subject to certain conditions, and to the extent each of the three equally weighted, independent targets set out under the plan are achieved, the cash award would be made in equal amounts to each of the Co-Chief Executive Officers. At least half of the after-tax cash received by each Co-Chief Executive Officer must be invested in the Company’s Common Stock within 90 days of the award. The Company accrues compensation expense in the period in which achievement of targets becomes probable. The Company accrued $0.2 million in compensation expense relating to the SIPP in each of the years ended December 31, 2010 and 2009.
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

Since the Company reported a net loss for each of the years ended December 31, 2010, 2009 and 2008, there were no calculations of diluted earnings per share under the treasury stock method.
Also, since the Company reported a net loss after adjustments related to the if-converted method mentioned above for the years ended December 31, 2010 and 2009, there were no calculations of diluted per share amounts.
NOTE 16
Reinsurance. As is industry practice, the Company cedes risks to other title insurance underwriters and reinsurers on certain transactions. However, the Company remains liable if the reinsurer should fail to meet its obligations. The Company also assumes risks from other underwriters. Payments and recoveries on reinsured losses were insignificant during the three years ended December 31, 2010. The total amount of premiums for assumed and ceded risks was less than 1% of consolidated title revenues in each of the last three years.
NOTE 17
Leases. Lease expense was $45.2 million, $51.1 million and $61.9 million in 2010, 2009 and 2008, respectively. The future minimum lease payments are summarized as follows (in thousands of dollars):

2011	36,411
2012	28,555
2013	20,726
2014	14,246
2015	12,195
2016 and after	8,803

120,936

NOTE 18
Contingent liabilities and commitments. The Company routinely holds third-party funds in segregated escrow accounts pending the closing of real estate transactions. This resulted in a contingent liability to the Company of approximately $623.3 million at December 31, 2010. In addition, the Company is contingently liable for disbursements of escrow funds held by agencies in those cases where specific insured closing guarantees have been issued.
The Company owns a qualified intermediary in tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code. The Company holds the proceeds from these transactions until a qualifying exchange can occur. This resulted in a contingent liability to the Company of approximately $167.9 million at December 31, 2010. As is industry practice, these escrow and Section 1031 exchanger fund accounts are not included in the consolidated balance sheets.
As of December 31, 2010, the Company was contingently liable for guarantees of indebtedness owed primarily to banks and others by certain third parties. The guarantees relate primarily to business expansion and expire no later than 2019. As of December 31, 2010, the maximum potential future payments on the guarantees amounted to $5.5 million. Management believes that the related underlying assets and available collateral, primarily corporate stock and title plants, would enable the Company to recover amounts paid under the guarantees. The Company believes no reserve is needed since no loss is expected on these guarantees.

In the ordinary course of business, the Company guarantees the third-party indebtedness of certain of its consolidated subsidiaries. As of December 31, 2010, the maximum potential future payments on the guarantees are not more than the related notes payable recorded in the consolidated balance sheets (Note 10). The Company also guarantees the indebtedness related to lease obligations of certain of its consolidated subsidiaries. The maximum future obligations arising from these lease-related guarantees are not more than the Company’s future minimum lease payments (Note 17). In addition, as of December 31, 2010 the Company had unused letters of credit amounting to $3.2 million, primarily related to workers’ compensation coverage.
The Notes are guaranteed by certain wholly-owned domestic subsidiaries of the Company (Note 10).
NOTE 19
Regulatory and legal developments. Stewart Title Guaranty Company (STGC) and Stewart Title Guaranty de Mexico, S.A. de C.V. (STGM) are defendants in a lawsuit pending in the State District Court of Harris County, Texas, Citigroup Global Markets Realty Corp. v. Stewart Title Guaranty Company. The lawsuit was filed in 2008 and concerns 16 owners’ and 16 lenders’ title insurance policies on 16 parcels of land in Mexico issued by STGM and reinsurance agreements by STGC. Citigroup Global Markets Realty Corp. asserted claims against STGC under reinsurance of the lenders’ policies. Thereafter, K.R. Playa VI, S de R.L. de C.V., the owner of the parcels, asserted claims against STGC and under the owner’s policies. In the second quarter of 2010, the State District Court ruled that it had jurisdiction over STGM and denied STGM’s plea in abatement requesting a stay of the lawsuit in Harris County pending the determination of the Mexican courts.
The lawsuit alleges breach of contract, deceptive trade practices, bad faith, and violations of the Texas Insurance Code, against which both STGC and STGM are vigorously defending. Additionally, the Company believes that certain of the allegations are controlled by Mexican law, which differs substantially from the law of the State of Texas. A jury trial began February 15, 2011. Due to the complex factual and legal issues, including those involving Mexican law, it is not possible to reasonably estimate the ultimate outcome of this litigation or determine whether that outcome would materially affect the Company’s consolidated financial condition or results of operations.

In January 2009, an action was filed by individuals against Stewart Title Guaranty Company, Stewart Title of California, Inc., Cuesta Title Company and others in the Superior Court of California for the County of San Luis Obispo alleging that the plaintiffs have suffered damages relating to loans they made through Hurst Financial Corporation to an individual named Kelly Gearhart and entities controlled by Gearhart. Thereafter, several other lawsuits making similar allegations, including a lawsuit filed by several hundred individuals, were filed in San Luis Obispo Superior Court, and one such lawsuit was removed to the United States District Court for the Central District of California. The defendants vary from case to case, but Stewart Information Services Corporation, Stewart Title Company and Stewart Title Insurance Company have also each been sued in at least one of the cases. Each of the complaints alleges some combination of the following purported causes of action: breach of contract, negligence, fraud, aiding and abetting fraud, constructive fraud, breach of fiduciary duty, breach of implied covenant of good faith and fair dealing, financial elder abuse, violation of California Business and Professions Code Section 17200, negligent misrepresentation, conversion, conspiracy, alter ego, specific performance and declaratory relief. The Company has demurred to or moved to dismiss the complaints in the actions where responses to the complaints have been due. Although the San Luis Obispo Superior Court has sustained demurrers to certain causes of action and certain individuals and entities and dismissed Stewart Information Services Corporation from one case without leave to amend, the Court has overruled the demurrers as to other causes of action. The United States District Court for the Central District of California granted the Company’s motion to dismiss the First Amended Complaint as to the claim for violation of the Racketeer Influenced and Corrupt Organizations Act, with prejudice, and remanded the remainder of the case to the San Luis Obispo Superior Court. Discovery has commenced. Several of the cases were the subject of a court-ordered mediation on February 21-22, 2011. The mediation was adjourned without reaching a settlement, but the mediation process remains open, at the suggestion of the mediator, and may be resumed. No trial dates have been set. The Company intends to vigorously defend itself against the allegations and does not believe that the outcome of these matters will materially affect its consolidated financial condition or results of operations.
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
As of February 3, 2011, the Company has obtained dismissals of the claims in Arkansas, California, Delaware, Florida, Massachusetts, New Jersey, New York, Ohio, Pennsylvania (where the court dismissed the damages claims and granted defendants summary judgment on the injunctive claims), Texas and Washington. The Company filed a motion to dismiss in West Virginia (where all proceedings have been stayed and the docket closed). The plaintiffs have appealed the dismissal in Ohio to the United States Court of Appeals for the Sixth Circuit and the dismissals in Delaware, New Jersey and Pennsylvania to the United States Court of Appeals for the Third Circuit. The dismissals in New York and Texas have been affirmed by the United States Courts of Appeals for the Second and Fifth Circuits, respectively, and on October 4, 2010, the United States Supreme Court denied the plaintiffs’ petitions for review of those decisions. The plaintiffs have appealed to the Second Circuit the dismissal of the RESPA claims by the court in New York. Although the Company cannot predict the outcome of these actions, it intends to vigorously defend itself against the allegations and does not believe that the outcome will materially affect its consolidated financial condition or results of operations.

The Company is also subject to other claims and lawsuits arising in the ordinary course of its business, most of which involve disputed policy claims. In some of these lawsuits, the plaintiff seeks exemplary or treble damages in excess of policy limits. The Company does not expect that any of these proceedings will have a material adverse effect on its consolidated financial condition or results of operations. Along with the other major title insurance companies, the Company is party to a number of class action lawsuits concerning the title insurance industry. The Company believes that it has adequate reserves for the various litigation matters and contingencies discussed above and that the likely resolution of these matters will not materially affect its consolidated financial condition or results of operations.
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
NOTE 20
Variable interest entities. The Company, in the ordinary course of business, enters into joint ventures and partnerships related to its title operations. These entities have been immaterial to the Company’s consolidated financial condition and results of operations individually and in the aggregate. As of December 31, 2010, the Company has no variable interest entities to which it is a party.
NOTE 21
Segment information. The Company’s two reportable operating segments are title insurance-related services (title), which includes all corporate-level costs, including interest related to convertible senior notes, and real estate information (REI). Both segments serve each other and the real estate and mortgage industries.
The title segment provides services needed to transfer the title in a real estate transaction. These services include searching, examining, closing and insuring the condition of the title to real property.
The REI segment includes a diverse group of products and services serving multiple markets. REI consists primarily of lender services, title technology, foreign and domestic government services, mapping, title information, Internal Revenue Code Section 1031 tax-deferred property exchanges, pre-employment services, online filing and transaction management. The single largest customer of the REI segment accounted for 70.4% of REI revenues in 2010.

Under the Company’s internal reporting system, most general corporate expenses are incurred by and charged to the title segment. Technology operating costs are also charged to the title segment, except for direct expenditures incurred by the REI segment. All investment income is included in the title segment as it is primarily generated by the investments of the title underwriters’ operations.

	Title	REI		Total
	($000 omitted)
2010:
Revenues	1,591,214	81,176		1,672,390
Intersegment revenues	247	2,631		2,878
Depreciation and amortization	18,925	2,497		21,422
(Loss) earnings before taxes and noncontrolling interests	(29,921)	32,846		2,925
Identifiable assets	1,082,083	59,123		1,141,206

2009:
Revenues	1,650,407	56,895		1,707,302
Intersegment revenues	266	3,167		3,433
Depreciation and amortization	25,510	2,554		28,064
(Loss) earnings before taxes and noncontrolling interests	(73,263)	11,075		(62,188)
Identifiable assets	1,314,787	54,373		1,369,160

2008:
Revenues	1,510,821	44,473		1,555,294
Intersegment revenues	320	2,883		3,203
Depreciation and amortization	32,576	8,549	(1)	41,125
Loss before taxes and noncontrolling interests	(222,332)	(15,165	)(1)	(237,497)
Identifiable assets	1,381,883	66,490		1,448,373

(1)	Includes a pretax charge of $6.0 million relating to the impairment of internally developed software that the Company subsequently determined will not be deployed into production.
Revenues for the years ended December 31 in the United States and all international operations follow:

	2010	2009	2008
	($000 omitted)
United States	1,564,057	1,610,832	1,441,069
International	108,333	96,470	114,225

	1,672,390	1,707,302	1,555,294

NOTE 22
Quarterly financial information (unaudited).

	Mar 31	June 30	Sept 30	Dec 31		Total
	($000 omitted, except per share)
Revenues:
2010	351,313	441,541	430,065	449,472		1,672,390
2009	313,459	430,763	459,991	503,089		1,707,302

Net (loss) earnings attributable to Stewart:
2010	(28,963)	9,428	(3,028)	9,981		(12,582)
2009	(37,605)	(20,641)	(23,696)	30,967		(50,975)

Diluted (loss) earnings per share attributable to Stewart(1):
2010	(1.59)	0.45 (2)	(0.17)	0.46	(2)	(0.69)
2009	(2.07)	(1.14)	(1.30)	1.49	(2)	(2.80)

(1)	Quarterly per share data may not sum to annual totals due to rounding or effects of dilution in particular quarters but not in annual totals.

(2)	The diluted earnings per share attributable to Stewart was due to dilutive effects of the Convertible Senior Notes (Note 10) using the if-converted method (Note 15).

SCHEDULE I
STEWART INFORMATION SERVICES CORPORATION
(Parent Company)
STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

	For the Years Ended December 31,
	2010	2009	2008
	($000 omitted)
Revenues
Investment income, including $22, $169 and $30 from affiliates	86	190	1,063
Other gains	3,109	370	—
Other income	68	83	20

	3,263	643	1,083

Expenses
Employee costs	1,388	2,774	(2,918)
Other operating expenses, including $144, $144 and $144 to affiliates	5,796	3,245	14,322
Depreciation and amortization	862	325	750
Interest	4,658	1,273	380

	12,704	7,617	12,534

Loss before tax benefit and loss from subsidiaries	(9,441)	(6,974)	(11,451)
Income tax benefit	(277)	(192)	(3,863)
Less loss from subsidiaries	3,418	44,193	239,867

Net loss	(12,582)	(50,975)	(247,455)

Retained earnings at beginning of year	296,116	347,952	597,118
Cash dividends on Common Stock ($0.05, $0.05 and $0.10 per share in 2010, 2009 and 2008, respectively)	(868)	(861)	(1,711)

Retained earnings at end of year	282,666	296,116	347,952

See accompanying note to financial statement information.

STEWART INFORMATION SERVICES CORPORATION
(Parent Company)
BALANCE SHEETS

	As of December 31,
	2010	2009
	($000 omitted)
Assets
Cash and cash equivalents	7,591	1,046
Short-term investments	—	90

	7,591	1,136

Receivables:
Notes, including $12,713 from affiliates in 2009	82	13,386
Other, including $220 and $1,654 from affiliates	260	1,681
Allowance for uncollectible amounts	(77)	(635)

	265	14,432
Property and equipment, at cost:
Land	—	2,857
Buildings	2,287	2,771
Furniture and equipment	3,234	3,469
Accumulated depreciation	(2,094)	(2,058)

	3,427	7,039

Title plant, at cost	48	48
Investments in subsidiaries, on an equity method basis	488,053	495,716
Goodwill	8,470	8,470
Other assets	19,546	16,920

	527,400	543,761

Liabilities
Convertible senior notes	64,338	64,163
Accounts payable and accrued liabilities, including $14 and $1,956 from affiliates	27,852	31,322

	92,190	95,485

Contingent liabilities and commitments

Stockholders’ equity
Common Stock — $1 par, authorized 50,000,000; issued 17,801,273 and 17,685,976; outstanding 17,325,046 and 17,209,749	17,801	17,658
Class B Common Stock— $1 par, authorized 1,500,000; issued and outstanding
1,050,012	1,050	1,050
Additional paid-in capital	124,413	126,822
Retained earnings(1)	282,666	296,116
Accumulated other comprehensive earnings:
Foreign currency translation adjustments	11,093	7,563
Unrealized investment gains	2,517	3,397
Treasury stock — 476,227 common shares, at cost	(4,330)	(4,330)

Total stockholders’ equity	435,210	448,276

	527,400	543,761

(1)	Includes undistributed earnings of subsidiaries of $331,254 in 2010 and $335,540 in 2009.
See accompanying note to financial statement information.

STEWART INFORMATION SERVICES CORPORATION
(Parent Company)
STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2010	2009	2008
		($000 omitted)
Reconciliation of net loss to cash (used) provided by operating activities:
Net loss	(12,582)	(50,975)	(247,455)
Add (deduct):
Depreciation and amortization	862	325	750
Provision for bad debt	(96)	118	462
Other gains	(3,109)	(370)	—
Decrease in receivables — net	1,173	740	915
(Increase) decrease in other assets — net	(130)	(498)	2,634
(Decrease) increase in payables and accrued liabilities — net	(1,007)	6,364	1,586
Net loss from subsidiaries	3,418	44,193	239,867
Other — net	2,735	3,125	612

Cash (used) provided by operating activities	(8,736)	3,022	(629)

Investing activities:
Collections on notes receivables	12,842	13,691	456
Proceeds from the sale of land and buildings	6,323	—	—
Purchases of property and equipment — net	(3,016)	(2,631)	(22)
Increases in notes receivables	—	(21,522)	(5,162)
Proceeds from investments available-for-sale matured and sold	—	11,910	19,807
Purchases of investments available-for-sale	—	(9)	(9,913)
Contributions to subsidiaries	—	(67,755)	(644)

Cash provided (used) by investing activities	16,149	(66,316)	4,522

Financing activities:
Dividends paid	(868)	(861)	(1,711)
Proceeds from issuance of convertible senior notes	—	65,000	—
Payments for debt issuance costs related to convertible senior notes	—	(3,299)	—
Proceeds from exercise of stock options	—	57	569

Cash (used) provided by financing activities	(868)	60,897	(1,142)

Increase (decrease) in cash and cash equivalents	6,545	(2,397)	2,751

Cash and cash equivalents at beginning of year	1,046	3,443	692

Cash and cash equivalents at end of year	7,591	1,046	3,443

Supplemental information:
Income taxes paid	—	—	50
Interest paid	3,900	—	—

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
Guaranty did not declare a dividend in 2010, 2009 or 2008.

SCHEDULE II
STEWART INFORMATION SERVICES CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
December 31, 2010

		Col. C		Col. D
Col. A	Col. B	Additions		Deductions		Col. E
	Balance	Charged to	Charged to			Balance
	at	costs	other			At
	beginning	and	accounts			end
Description	of period	expenses	(describe)	(Describe)		of period
	($000 omitted)
Stewart Information Services Corporation and subsidiaries:

Year ended December 31, 2008:
Estimated title losses	441,324	169,381	—	147,621	(A)	463,084
Valuation allowance for deferred tax assets	414	89,615	—	—		90,029
Allowance for uncollectible amounts	11,613	9,116	—	3,225	(B)	17,504

Year ended December 31, 2009:
Estimated title losses	463,084	182,781	—	142,390	(A)	503,475
Valuation allowance for deferred tax assets	90,029	37,682	—	34,631	(C)	93,080
Allowance for uncollectible amounts	17,504	6,526	—	3,529	(B)	20,501

Year ended December 31, 2010:
Estimated title losses	503,475	148,438	—	156,064	(A)	495,849
Valuation allowance for deferred tax assets	93,080	(1,146)	—	—		91,934
Allowance for uncollectible amounts	20,501	4,186	—	5,249	(B)	19,438

Stewart Information Services Corporation — Parent Company:

Year ended December 31, 2008:
Allowance for uncollectible amounts	19	462	—	—		481

Year ended December 31, 2009:
Allowance for uncollectible amounts	481	154	—	—		635

Year ended December 31, 2010:
Allowance for uncollectible amounts	635	(96)	—	462	(B)	77

(A)	Represents primarily payments of policy and escrow losses and loss adjustment expenses.

(B)	Represents uncollectible accounts written off.

(C)	Represents primarily the carry back net operating losses to prior years.

INDEX TO EXHIBITS

Exhibit

3.1	-	Amended and Restated Certificate of Incorporation of the Registrant, dated May 1, 2009 (incorporated by reference in this report from Exhibit 3.1 of the Current Report on Form 8-K filed May 5, 2009)

3.2	-	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant, dated April 30, 2010 (incorporated by reference in this report from Exhibit 3.2 of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010)

3.3	-	By-Laws of the Registrant, as amended March 13, 2000 (incorporated by reference in this report from Exhibit 3.2 of the Annual Report on Form 10-K for the year ended December 31, 2000)

4.1	-	Rights of Common and Class B Common Stockholders (incorporated by reference to Exhibits 3.1 and 3.2 hereto)

4.2	-	Indenture related to 6.0% Convertible Senior Notes due 2014, dated as of October 15, 2009, by and between the Registrant, the Guarantors party thereto, and Wells Fargo Bank, N.A., as trustee (incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K filed October 15, 2009)

4.3	-	Form of 6.00% Convertible Senior Note due 2014 (incorporated by reference in this report from Exhibit 4.2 of the Current Report on Form 8-K filed October 15, 2009)

10.1 †	-	Deferred Compensation Agreements dated March 10, 1986, amended July 24, 1990 and October 30, 1992, between the Registrant and certain executive officers (incorporated by reference in this report from Exhibit 10.2 of the Annual Report on Form 10-K for the year ended December 31, 1997)

10.2 †	-	Stewart Information Services Corporation 1999 Stock Option Plan (incorporated by reference in this report from Exhibit 10.3 of the Annual Report on Form 10-K for the year ended December 31, 1999)

10.3 †	-	Stewart Information Services Corporation 2002 Stock Option Plan for Region Managers (incorporated by reference in this report from Exhibit 10.4 of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2002)

10.4 †	-	Stewart Information Services Corporation 2005 Long-Term Incentive Plan, as amended and restated May 1, 2009 (incorporated by reference in this report from Exhibit 10.1 of the Current Report on Form 8-K filed May 5, 2009)

10.5 †	-	Stewart Information Services Corporation 2008 Strategic Incentive Pool Plan (incorporated by reference in this report from Exhibit 10.1 of the Current Report on Form 8-K dated May 9, 2008)

14.1	-	Code of Ethics for Chief Executive Officers, Principal Financial Officer and Principal Accounting Officer (incorporated by reference in this report from Exhibit 14.1 of the Annual Report on Form 10-K for the year ended December 31, 2004)

21.1 *	-	Subsidiaries of the Registrant

Exhibit

23.1 *	-	Consent of KPMG LLP, including consent to incorporation by reference of their reports into previously filed Securities Act registration statements

31.1 *	-	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	-	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3 *	-	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	-	Certification of Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	-	Certification of Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3 *	-	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

†	Management contract or compensatory plan