Form 10-Q
period 2011-03-31
STEWART INFORMATION SERVICES CORP
filed 2011-05-04
CIK 94344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
On April 30, 2011, the following shares of each of the issuer’s classes of common stock were outstanding:

Common, $1 par value	18,196,983
Class B Common, $1 par value	1,050,012

FORM 10-Q QUARTERLY REPORT
QUARTER ENDED MARCH 31, 2011
As used in this report, “we,” “us,” “our,” the “Company” and “Stewart” mean Stewart Information Services Corporation and our subsidiaries, unless the context indicates otherwise.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three Months
	Ended March 31,
	2011	2010
	($000 omitted, except per share)
Revenues
Title insurance:
Direct operations	139,230	129,505
Agency operations	191,809	202,571

Real estate information	31,385	11,542
Investment income	3,861	4,782
Investment and other gains — net	132	2,913

	366,417	351,313

Expenses
Amounts retained by agencies	158,447	168,735
Employee costs	117,926	114,103
Other operating expenses	59,129	64,387
Title losses and related claims	31,200	26,337
Depreciation and amortization	4,830	5,936
Interest	1,278	1,558

	372,810	381,056

Loss before taxes and noncontrolling interests	(6,393)	(29,743)
Income tax expense (benefit)	3,131	(1,538)

Net loss	(9,524)	(28,205)
Less net earnings attributable to noncontrolling interests	769	758

Net loss attributable to Stewart	(10,293)	(28,963)

Comprehensive loss:
Net loss	(9,524)	(28,205)
Other comprehensive (loss) earnings, net of taxes of $1,161 and $1,484	(389)	1,990

Comprehensive loss	(9,913)	(26,215)
Less comprehensive earnings attributable to noncontrolling interests	769	758

Comprehensive loss attributable to Stewart	(10,682)	(26,973)

Basic and diluted average shares outstanding (000)	18,829	18,257

Basic and dilutive loss per share attributable to Stewart	(0.55)	(1.59)

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	March 31,2011	December 31, 2010
	($000 omitted)
Assets
Cash and cash equivalents	103,842	144,564
Cash and cash equivalents — statutory reserve funds	8,028	9,926

	111,870	154,490

Short-term investments	32,789	33,457

Investments in debt and equity securities available-for-sale, at fair value:
Statutory reserve funds	392,174	396,317
Other	60,174	54,007

	452,348	450,324
Receivables:
Notes	10,332	10,747
Premiums from agencies	40,151	45,399
Income taxes	6,778	651
Other	53,716	41,323
Allowance for uncollectible amounts	(20,038)	(19,438)

	90,939	78,682
Property and equipment, at cost
Land	6,469	6,445
Buildings	23,844	23,769
Furniture and equipment	251,414	250,355
Accumulated depreciation	(221,437)	(219,000)

	60,290	61,569

Title plants, at cost	77,450	77,397
Real estate, at lower of cost or net realizable value	2,433	3,266
Investments in investees, on an equity method basis	16,979	17,608
Goodwill	206,861	206,861
Intangible assets, net of amortization	7,967	8,228
Other assets	54,396	49,324

	1,114,322	1,141,206

Liabilities
Notes payable	9,117	8,784
Convertible senior notes	64,382	64,338
Accounts payable and accrued liabilities	70,495	95,666
Estimated title losses	493,240	495,849
Deferred income taxes	31,426	28,236

	668,660	692,873

Contingent liabilities and commitments

Stockholders’ equity
Common and Class B Common Stock and additional paid-in capital	151,711	143,264
Retained earnings	272,373	282,666
Accumulated other comprehensive earnings	13,221	13,610
Treasury stock — 476,227 common shares, at cost	(4,330)	(4,330)

Stockholders’ equity attributable to Stewart	432,975	435,210
Noncontrolling interests	12,687	13,123

Total stockholders’ equity (19,122,929 and 18,375,058 shares outstanding)	445,662	448,333

	1,114,322	1,141,206

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months
	Ended March 31,
	2011	2010
	($000 omitted)
Reconciliation of net loss to cash (used) provided by operating activities:
Net loss	(9,524)	(28,205)
Add (deduct):
Depreciation and amortization	4,830	5,936
Provision for bad debt	996	1,445
Investment and other gains — net	(132)	(2,913)
Payments for title losses in excess of provisions	(5,099)	(11,718)
Insurance recoveries of title losses	1,581	4,823
(Increase) decrease in receivables — net	(8,677)	57,444
Increase in other assets — net	(2,501)	(736)
Decrease in payables and accrued liabilities — net	(23,742)	(13,664)
Increase (decrease) in net deferred income taxes	2,030	(809)
Net (earnings) loss from equity investees	(69)	238
Dividends received from equity investees	717	470
Other — net	958	1,292

Cash (used) provided by operating activities	(38,632)	13,603

Investing activities:
Proceeds from investments available-for-sale matured and sold	22,267	58,042
Purchases of investments available-for-sale	(21,531)	(44,949)
Proceeds from redemptions of investments — pledged	—	9,275
Purchases of property and equipment and title plants — net	(4,249)	(2,914)
Increases in notes receivable	(180)	(73)
Collections on notes receivable	538	166
Change in cash and cash equivalents due to sale and deconsolidation of subsidiaries (see below)	—	(1,844)
Cash paid for acquisitions of subsidiaries and other — net	—	(8)
Net cash received for other assets, cost-basis investments, equity investees and other	58	—

Cash (used) provided by investing activities	(3,097)	17,695

Financing activities:
Payments on notes payable	(1,143)	(2,161)
Payments on line of credit	—	(9,628)
Proceeds from notes payable	500	114
Distributions to noncontrolling interests	(1,251)	(1,003)

Cash used by financing activities	(1,894)	(12,678)

Effects of changes in foreign currency exchange rates	1,003	65

(Decrease) increase in cash and cash equivalents	(42,620)	18,685

Cash and cash equivalents at beginning of period	154,490	116,100

Cash and cash equivalents at end of period	111,870	134,785

Supplemental information:
Settlement of wage and hour litigation through issuance of Common Stock	7,582	—
Changes in financial statement amounts due to sale and deconsolidation of subsidiaries:
Note receivable	—	2,500
Investments in investees, on an equity method basis	—	5,316
Goodwill	—	(5,831)
Title plants	—	(1,048)
Property and equipment, net of accumulated depreciation	—	(1,560)
Intangible asset, net of amortization	—	2,827
Other — net	—	(878)
Liabilities	—	1,344
Noncontrolling interests	—	336
Investment and other gains — net	—	(1,162)

Change in cash and cash equivalents due to sale and deconsolidation of Subsidiaries	—	1,844

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1
Interim financial statements. The financial information contained in this report for the three months ended March 31, 2011 and 2010, and as of March 31, 2011, is unaudited. This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
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
C. Reclassifications. Certain amounts in the 2010 interim financial statements have been reclassified for comparative purposes. Net losses, as previously reported, were not affected.
NOTE 2
Investments in debt and equity securities. The amortized costs and fair values follow:

	March 31, 2011		December 31, 2010
	Amortized	Fair	Amortized	Fair
	costs	values	costs	values
		($000 omitted)
Debt securities:
Municipal	36,582	37,109	39,589	40,185
Corporate and utilities	228,068	228,080	228,270	229,972
Foreign	160,350	161,376	155,977	157,745
U.S. Government	19,414	20,841	20,792	22,422
Equity securities	5,005	4,942	—	—

	449,419	452,348	444,628	450,324

Gross unrealized gains and losses were:

	March 31, 2011		December 31, 2010
	Gains	Losses	Gains	Losses
		($000 omitted)
Debt securities:
Municipal	1,016	489	1,235	639
Corporate and utilities	3,972	3,961	4,574	2,872
Foreign	1,469	443	1,861	93
U.S. Government	1,428	2	1,634	4
Equity securities	17	78	—	—

	7,902	4,973	9,304	3,608

Debt securities as of March 31, 2011 mature, according to their contractual terms, as follows (actual maturities may differ due to call or prepayment rights):

	Amortized	Fair
	costs	values
	($000 omitted)
In one year or less	37,179	37,394
After one year through five years	187,883	189,547
After five years through ten years	174,752	175,247
After ten years	44,600	45,218

	444,414	447,406

As of March 31, 2011, gross unrealized losses on investments and the fair values of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were:

	Less than 12 months		More than 12 months		Total
	Losses	Fair values	Losses	Fair values	Losses	Fair values
			($000 omitted)
Debt securities:
Municipal	489	13,804	—	—	489	13,804
Corporate and utilities	3,956	114,973	4	233	3,961	115,206
Foreign	443	103,610	—	—	443	103,610
U.S. Government	1	3,177	1	120	2	3,297
Equity securities	79	3,676	—	—	78	3,676

	4,968	239,240	5	353	4,973	239,593

The unrealized loss positions were primarily caused by interest rate fluctuations. The number of investments in an unrealized loss position as of March 31, 2011 was 94. Since the Company does not intend to sell and will more-likely-than-not maintain each debt security until its anticipated recovery, and no significant credit risk is deemed to exist, these investments are not considered other-than-temporarily impaired.
As of December 31, 2010, gross unrealized losses on investments and the fair values of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were:

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
NOTE 3
Fair value measurements. The Fair Value Measurements and Disclosures Topic of the FASB ASC defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal, or most advantageous, market for the asset or liability in an orderly transaction between market participants at the measurement date. The Fair Value Measurements Topic establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs when possible. The three levels of inputs used to measure fair value are as follows:
•	Level 1 — quoted prices in active markets for identical assets or liabilities;

•	Level 2 — observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data; and

•	Level 3 — unobservable inputs that are supported by little or no market activity and that are significant to the fair values of the assets or liabilities, including certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.
As of March 31, 2011, financial instruments measured at fair value on a recurring basis are summarized below:

			Fair value
	Level 1	Level 2	measurements
	($000 omitted)
Short-term investments	32,789	—	32,789
Investments available-for-sale:
Debt securities:
Municipal	—	37,109	37,109
Corporate and utilities	—	228,080	228,080
Foreign	161,376	—	161,376
U.S. Government	20,841	—	20,841
Equity securities	4,942	—	4,942

	219,948	265,189	485,137

As of March 31, 2011, Level 1 financial instruments consist of short-term investments, U.S. and foreign government bonds and equity securities. Level 2 financial instruments consist of municipal and corporate bonds. The municipal bonds are valued using a third-party pricing service, and the corporate bonds are valued using actual transaction levels, independent broker/dealer quotes or information, or a combination thereof. When no relevant broker/dealer information can be obtained, the third-party service price will be used. The third-party pricing service for both municipal and corporate bonds determines a consensus price derived from prices provided by various broker/dealers that meet certain statistical requirements within a predefined statistical deviation. If a consensus price cannot be determined, then, by using a recognized pricing model, a theoretical value, based on where similar bonds, as defined by credit quality and market sector have traded, is used.

NOTE 4
Investment income. Gross realized investment and other gains and losses follows:

	For the Three Months
	Ended March 31,
	2011	2010
	($000 omitted)
Realized gains	851	3,194
Realized losses	(719)	(281)

	132	2,913

Expenses assignable to investment income were insignificant. There were no significant investments as of March 31, 2011 that did not produce income during the year.
Proceeds from the sales of investments available-for-sale follows:

	For the Three Months
	Ended March 31,
	2011	2010
	($000 omitted)
Proceeds from sales of investments available-for-sale	15,789	50,743

For the three months ended March 31, 2010, investment and other gains — net included realized gains of $1.2 million from the sale of debt and equity investments available-for-sale, $1.2 million from the sale of interests in subsidiaries and $0.5 million from the change in fair value for the cash settlement option related to the convertible senior notes.
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
There were no options granted for option awards during the three months ended March 31, 2011 and 2010 and, accordingly, no compensation expense has been reflected in the accompanying condensed consolidated financial statements.

A summary of the Company’s stock option plan follows:

		Weighted-
		average exercise
	Options	prices ($)
December 31, 2010	183,700	23.80
Forfeited	(25,000)	20.01

March 31, 2011	158,700	24.39

As of March 31, 2011, the weighted-average remaining contractual life of options outstanding was 2.4 years and there was no aggregate intrinsic value of dilutive options.
During the three months ended March 31, 2011, the Company granted 51,000 shares of fully vested, unrestricted Common Stock with a fair value of $0.6 million, which was recorded as compensation expense. During the same period, the Company also granted 37,000 shares of restricted Common Stock with a fair value of $0.4 million. The restricted Common Stock awards will vest at 20% over five years beginning March 10, 2012. Compensation expense associated with restricted stock awards will be recognized over this vesting period.
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
As the Company reported a net loss for the three months ended March 31, 2011 and 2010, there were no calculations of diluted per share amounts under the treasury stock method.
Also, since the Company reported a net loss after adjustments related to the if-converted method for the three months ended March 31, 2011 and 2010, there were no calculations of diluted per share amounts.
NOTE 7
Contingent liabilities and commitments. As of March 31, 2011, the Company was contingently liable for guarantees of indebtedness owed primarily to banks and others by certain third parties. The guarantees primarily relate to business expansion and expire no later than 2019. As of March 31, 2011, the maximum potential future payments on the guarantees amounted to $5.4 million. Management believes that the related underlying assets and available collateral, primarily corporate stock and title plants, would enable the Company to recover any amounts paid under the guarantees. The Company believes no reserve is needed since no payment is expected on these guarantees.

In the ordinary course of business the Company guarantees the third-party indebtedness of certain of its consolidated subsidiaries. As of March 31, 2011, the maximum potential future payments on the guarantees were not more than the related notes payable recorded in the condensed consolidated balance sheet. The Company also guarantees the indebtedness related to lease obligations of certain of its consolidated subsidiaries. The maximum future obligations arising from these lease-related guarantees are not more than the Company’s future minimum lease payments. In addition, as of March 31, 2011 the Company had unused letters of credit amounting to $3.5 million, primarily related to performance bonds and workers’ compensation self-insurance coverage.
NOTE 8
Segment information. The Company’s two reportable segments are title insurance-related services (Title) and real estate information (REI). Selected statement of operations information related to these segments follows:

	For the Three Months
	Ended March 31,
	2011	2010
	($000 omitted)
Revenues:
Title	335,032	339,771
REI	31,385	11,542

	366,417	351,313

Intersegment revenues:
Title	34	62
REI	659	553

	693	615

Depreciation and amortization:
Title	4,221	5,217
REI	609	719

	4,830	5,936

(Loss) earnings before taxes and noncontrolling interests:
Title	(23,310)	(31,199)
REI	16,917	1,456

	(6,393)	(29,743)

Selected balance sheet information as of March 31 and December 31, respectively, related to these segments follows:

	2011	2010
	($000 omitted)
Identifiable assets:
Title	1,049,947	1,082,083
REI	64,375	59,123

	1,114,322	1,141,206

Revenues generated in the United States and all international operations follows:

	For the Three Months
	Ended March 31,
	2011	2010
	($000 omitted)
United States	346,451	333,847
International	19,966	17,466

	366,417	351,313

NOTE 9
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
The lawsuit was tried on breach of the title insurance policies and reinsurance agreements. A jury trial began February 15, 2011. After a 10 week trial, the jury returned a verdict of no damages, favorable to STGC and STGM on April 29, 2011. Post-verdict motions remain to be heard prior to the entry of a final judgment.
In January 2009, an action was filed by individuals against Stewart Title Guaranty Company, Stewart Title of California, Inc., Cuesta Title Company and others in the Superior Court of California for the County of San Luis Obispo alleging that the plaintiffs have suffered damages relating to loans they made through Hurst Financial Corporation to an individual named Kelly Gearhart and entities controlled by Gearhart. Thereafter, several other lawsuits making similar allegations, including a lawsuit filed by several hundred individuals, were filed in San Luis Obispo Superior Court, and one such lawsuit was removed to the United States District Court for the Central District of California. The defendants vary from case to case but Stewart Information Services Corporation, Stewart Title Company and Stewart Title Insurance Company have also each been sued in at least one of the cases. Each of the complaints alleges some combination of the following purported causes of action: breach of contract, negligence, fraud, aiding and abetting fraud, constructive fraud, breach of fiduciary duty, breach of implied covenant of good faith and fair dealing, financial elder abuse, violation of California Business and Professions Code Section 17200, negligent misrepresentation, conversion, conspiracy, alter ego, specific performance and declaratory relief. The Company has demurred to or moved to dismiss the complaints in the actions where responses to the complaints have been due. Although the San Luis Obispo Superior Court has sustained demurrers to certain causes of action and certain individuals and entities and dismissed Stewart Information Services Corporation from one case without leave to amend, the Court has overruled the demurrers as to some causes of action. The United States District Court for the Central District of California granted the Company’s motion to dismiss the First Amended Complaint as to the claim for violation of the Racketeer Influenced and Corrupt Organizations Act, with prejudice, and remanded the remainder of the case to the San Luis Obispo Superior Court. Discovery has commenced. Several of the cases were the subject of a court-ordered mediation on February 21-22, 2011. The mediation was adjourned without reaching a settlement, but the mediation process remains open and may be resumed in the future. The Company filed a motion to coordinate the cases for pretrial purposes, which was heard on April 14, 2011.

At the hearing, the Court issued a minute order assigning all the cases to a single judge and directed the parties to submit a proposed order governing other aspects of pretrial coordination. No trial dates have been set. The Company intends to vigorously defend itself against the allegations and does not believe that the outcome of these matters will materially affect its consolidated financial condition or results of operations.
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
As of April 12, 2011, the Company has obtained dismissals of the claims in Arkansas, California, Delaware, Florida, Massachusetts, New Jersey, New York, Ohio, Pennsylvania (where the court dismissed the damages claims and granted defendants summary judgment on the injunctive claims), Texas and Washington. The Company filed a motion to dismiss in West Virginia (where all proceedings have been stayed and the docket closed). The plaintiffs have appealed the dismissal in Ohio to the United States Court of Appeals for the Sixth Circuit and the dismissals in Delaware, New Jersey and Pennsylvania to the United States Court of Appeals for the Third Circuit. The dismissals in New York and Texas have been affirmed by the United States Courts of Appeals for the Second and Fifth Circuits, respectively, and on October 4, 2010, the United States Supreme Court denied the plaintiffs’ petitions for review of those decisions. The plaintiffs have appealed to the Second Circuit the dismissal of the RESPA claims by the court in New York. Although the Company cannot predict the outcome of these actions, it intends to vigorously defend itself against the allegations and does not believe that the outcome will materially affect its consolidated financial condition or results of operations.
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
We reported a net loss attributable to Stewart of $10.3 million for the three months ended March 31, 2011 compared with a net loss attributable to Stewart of $29.0 million for the same period in 2010. On a basic and diluted per share basis, our net loss attributable to Stewart was $0.55 for the first three months of 2011 compared with a net loss attributable to Stewart of $1.59 for the first three months of 2010. Revenues were $366.4 million for the three months ended March 31, 2011 compared with $351.3 million for the three months ended March 31, 2010.
Although the first quarter is historically a slow three months in the real estate industry, with limited home sales activity and commercial transactions, results from operations improved significantly in the first quarter 2011 due to increased home sales and commercial transactions and fewer refinancing transactions. By comparison, the first quarter 2010 had high refinancing activity and augmented home sales due to the $8,000 homebuyer tax credit that was originally set to expire in June 2010, somewhat offset by delays in closings related to implementation of a new HUD-1 Settlement Statement.
Total revenues increased 4.3% in the first quarter 2011 compared with the same period in 2010, but were down 18.5% sequentially from the fourth quarter 2010. Total expenses decreased 2.2% and 14.0% from the first and fourth quarters 2010, respectively.
Our Real Estate Information services segment (REI) achieved significant growth and profitability. REI revenues increased 171.9% and 34.7%, respectively, from the first and fourth quarters 2010. REI pre-tax profit was $16.9 million in the first quarter 2011 compared to $1.5 million in the same quarter of 2010 and rose 55.5% sequentially from the fourth quarter 2010.
Total title revenues in the first quarter 2011 decreased 0.3% compared with the same quarter in 2010 and declined 19.7% sequentially from the fourth quarter 2010. The decline resulted predominantly from a significant reduction in refinance activity as mortgage interest rates rose almost 100 basis points from mid-November 2010 to the end of March 2011 after remaining at historically low levels for most of 2010. As a result, there was an estimated $156 billion in total U.S. residential refinance activity in the first quarter 2011 compared to $198 billion in the first quarter 2010, a reduction of 21.3%. Revenues from direct operations for the first quarter 2011 increased 7.5% compared to the same quarter in 2010 and declined 19.9% compared to the fourth quarter 2010.
Losses from title policy claims increased 18.5% for the first quarter 2011 compared to the same quarter 2010 and decreased 31.6% compared to the fourth quarter 2010. As a percentage of title revenues, title losses were 9.4%, 7.9% and 11.1% in the first quarter 2011, first quarter 2010 and the fourth quarter 2010, respectively. The first quarter 2011 included charges of $5.7 million relating primarily to changes associated with legal costs for the Citigroup matter (see Item 1, Legal Proceedings), and the fourth quarter 2010 included a $5.1 million reserve strengthening charge. Excluding the impact of the reserve strengthening charges and large losses in these periods, title losses were 7.7% in the first quarters 2011 and 2010 and 9.8% in the fourth quarter 2010. Cash claim payments decreased 5.6% from the first quarter 2010 and 7.0% from the fourth quarter 2010, resulting in a return to a lower provisioning rate for title losses from the year 2010 level. We experienced no agency defalcation losses individually exceeding $1.0 million this quarter and only five such claims have been reported (averaging less than $1.5 million each) in the previous seven quarters.

CRITICAL ACCOUNTING ESTIMATES
Actual results can differ from our accounting estimates. While we do not anticipate significant changes in our estimates, there is a risk that such changes could have a material impact on our consolidated financial condition or results of operations for future periods.
Title loss reserves
Our most critical accounting estimate is providing for title losses associated with issued title insurance policies. Our liability for estimated title losses as of March 31, 2011 comprises both known claims ($141.3 million) and our estimate of claims that may be reported in the future ($351.9 million). The amount of the reserve represents the aggregate future payments (net of recoveries recognized) that we expect to incur on policy and escrow losses and in costs to settle claims.
Provisions for title losses, as a percentage of title operating revenues, were 9.4% and 7.9% for the three months ended March 31, 2011 and 2010, respectively. Actual loss payment experience, including the impact of payments on large losses as well as changes in estimates for large losses, is the primary reason for increases or decreases in our loss provision. A change of 100 basis points in this percentage, a reasonably likely scenario based on our historical loss experience, would have increased or decreased our provision for title losses and pretax operating results approximately $3.3 million for the three months ended March 31, 2011.
Our method for recording the reserves for title losses on both an interim and annual basis begins with the calculation of our current loss provision rate, which is applied to our current premiums resulting in a title loss expense for the period. This loss provision rate is set to provide for losses on current year policies, including the costs of administering, investigating, and/or defending claims, and is determined using moving average ratios of recent actual policy loss payment experience (net of recoveries recognized) to premium revenues.
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
Our accruals for revenues on unreported policies from agencies were not material to our consolidated assets or stockholders’ equity as of March 31, 2011 and December 31, 2010. The differences between the amounts our agencies have subsequently reported to us compared to our estimated accruals are substantially offset by any differences arising from prior years’ accruals and have been immaterial to consolidated assets and stockholders’ equity during each of the three prior years. We believe our process provides the most reliable estimate of the unreported revenues on policies and appropriately reflects the trends in agency policy activity.

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
We evaluate goodwill separately for our two reporting units (Title and REI). Goodwill is assigned to these reporting units at the time the goodwill is initially recorded. Once assigned to a reporting unit, the goodwill is pooled and no longer attributable to a specific acquisition. All activities within a reporting unit are available to support the carrying value of the goodwill.
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
Based on this evaluation, we estimate and expense to current operations any loss in value of these assets. As part of our process, we obtain input from third-party appraisers regarding the fair value of our reporting units. While we are responsible for assessing whether an impairment of goodwill exists, we utilize the input from third-party appraisers to assess the overall reasonableness of our conclusions. There were no impairment write-offs of goodwill or other long-lived assets during the three months ended March 31, 2011 or 2010.
Operations. Our business has two main operating segments: title insurance-related services and real estate information (REI). These segments are closely related due to the nature of their operations and common customers.
Our primary business is title insurance and settlement-related services. We close transactions and issue title policies on homes and commercial and other real properties located in all 50 states, the District of Columbia and international markets through policy-issuing offices and agencies. Our REI segment provides electronic delivery of data, products and services related to real estate and mortgage loss mitigation, default services, post-closing services, automated county clerk land records, property ownership mapping, geographic information systems, property information reports, document preparation, background checks and expertise in Internal Revenue Code Section 1031 tax-deferred property exchanges.

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
RESULTS OF OPERATIONS
Comparisons of our results of operations for the three months ended March 31, 2011 with the three months ended March 31, 2010 follow. Factors contributing to fluctuations in our results of operations are presented in the order of their monetary significance and we have quantified, when necessary, significant changes. Results from our REI segment are included in our discussions regarding the three months ended March 31, 2011 and when relevant, we have discussed REI segment’s results separately.
Our statements on home sales and loan activity are based on published industry data from sources including Fannie Mae, the National Association of Realtors®, the Mortgage Bankers Association and Freddie Mac. We also use information from our direct operations.
Operating environment. Data as of March 2011 compared with the same period in 2010 indicates annualized sales of new homes, seasonally adjusted, decreased 21.9%, and sales of existing homes, seasonally adjusted, decreased 6.3%. March 2011 existing home sales were a seasonally adjusted annual rate of 5.1 million versus 5.4 million a year earlier. New and existing home prices and sales transactions have declined since the expiration of the homebuyer tax credit in the second quarter of 2010; even though interest rates continue to be relatively low by historical standards, general economic conditions conducive to the housing market such as low unemployment, increasing household formation, and a comparatively low inventory of unsold homes, are not present. In addition, rates have generally increased over the first quarter 2011 which could have a negative impact on transaction volumes. One-to-four family residential lending increased from an estimated $303 billion in the first quarter of 2010 to $473 billion in the fourth quarter of 2010 (most recent actual data available), primarily driven by an estimated $170 billion increase in refinancing originations from the first quarter of 2010 to the fourth quarter of 2010 (most recent data available). Commercial lending activity industry-wide improved by 88% in the fourth quarter of 2010 (most recent data available) compared with the same period of 2009.
According to Fannie Mae and other industry experts, the real estate and related lending markets continue to face challenges due to weakened consumer confidence, partially resulting from high unemployment. Mortgage originations are forecasted to decrease from $1.5 trillion in 2010 to $1.0 trillion in 2011 primarily due to an expected reduction in refinance originations by 61%, or $643 billion.

Title revenues. Revenues from direct title operations increased $9.7 million, or 7.5%, in the first quarter of 2011 compared to the first quarter of 2010 primarily due to an increased number of closings and an increase in commercial and large transactions. The largest revenue increases were in Texas and California. These revenue increases were offset somewhat by decreases in New York. Revenues from commercial and other large transactions increased $5.5 million, or 28.3%, in the first quarter of 2011 compared to the first quarter of 2010.
Direct orders closed increased 1.3% in the first quarter of 2011 compared to the first quarter of 2010 and the average revenue per file closed increased 5.9% for the same period. Our increase in average revenue per closing is driven by a change in the type of order closed, with the first quarter of 2011 experiencing more large commercial closings, more residential sale transactions and fewer residential refinancings than in the first quarter of 2010. Also, the first quarter of 2010 was negatively impacted by revised and expanded HUD-1 rules. On average, refinance premium rates are 60% of the title premium revenue of a similarly priced sale transaction. Direct operating revenues, excluding large commercial policies, increased 3.5% in the first quarter of 2011 compared to the first quarter of 2010. The average revenue per closing, excluding large commercial policies, increased 2.2% in the first quarter of 2011 compared to the first quarter of 2010.
Revenues from independent agencies decreased $10.8 million, or 5.3%, in the first quarter of 2011 compared to the first quarter of 2010. This decrease is largely due to the decline in transaction volumes from large agents as a result of fewer refinancing transactions occurring in the first quarter of 2011 compared with the same period in 2010. The largest decreases in revenues from agencies during the three months ended March 31, 2011 were in California, Florida, Virginia and New Jersey, partially offset by increases in New York.
Since the beginning of the downturn in real estate markets, the median home sale price has fallen 28.9% from August 2007 to March 31, 2011, which has resulted in lower premium revenue per resale closing. As a consequence, in 2009 we began a review of our premium rates in all states. Where possible, we are seeking to raise rates or to modify agency splits (to increase the percent of premium paid to the underwriter) to levels necessary to improve profitability from our agency operations. To date, we have increased title premium rates in 27 states and have increased remittance rates with our independent agencies in 38 states. As these efforts were ongoing during most of 2010, we have not yet realized a full year of increased remittances.
REI revenues. Real estate information operating revenues increased $19.8 million, or 171.9%, in the first quarter of 2011 compared to the first quarter of 2010. The increase was primarily due to a significant increase in demand for our loan modification services. Demand for these services is dependent on the number and scale of governmental programs and lender projects and can fluctuate significantly from quarter to quarter.
Investment income. Investment income decreased $0.9 million, or 19.3%, in the first quarter of 2011 compared to the first quarter of 2010, primarily due to decreases in the average yield. Certain investment gains and losses, which are included in our results of operations in investment and other gains — net, were realized as part of the ongoing management of our investment portfolio for the purpose of improving performance.
For the three months ended March 31, 2010, investment and other gains — net included realized gains of $1.2 million from the sale of debt and equity investments available-for-sale, $1.2 million from the sale of interests in subsidiaries and $0.5 million from the change in fair value for the cash settlement option related to the convertible senior notes.
Retention by agencies. Amounts retained by title agencies are based on agreements between agencies and our title underwriters. The average retention percentage may vary from year-to-year due to the geographical mix of agency operations, the volume of title revenues and, in some states, laws or regulations. On average, amounts retained by independent agencies, as a percentage of revenues generated by them, were 82.6% and 83.3% in the first quarters of 2011 and 2010, respectively.

We actively increased remittance rates with many of our independent agencies, increasing the amount of premiums remitted by our independent agencies to our underwriters in 2010 and continuing into 2011. As these efforts were ongoing during most of 2010, we have not yet realized a full year of increased remittances. The fluctuation in remittance rates for the first quarter of 2011 compared with the same period in 2010 was also affected by the uneven recovery of real estate markets across the nation; those states with higher agency retention percentages experienced a disproportionate decrease in transaction activity in the first quarter of 2011. The geographic shifts in business activity may cause some quarter-to-quarter remittance rate fluctuation. However as the year progresses, the overall remittance rate should remain on an upward trajectory as we complete this nationwide transition to higher remittance levels. In addition, we expect the mix of agency business to normalize as real estate markets continue to stabilize nationally resulting in lower average retention percentages in the aggregate.
Employee costs. Our employee costs and certain other operating expenses are sensitive to inflation. Employee costs in the first quarter 2011 were down 2.3 percent sequentially from the fourth quarter 2010 and up 3.4 percent from the first quarter 2010. The increase in employee costs in the first quarter of 2011 compared with the same quarter in the prior year corresponded to the increase in revenues, especially in the REI segment and affiliated direct and commercial operations. Headcount has declined by over 150 since March 31, 2010 and approximately 70 since year end 2010. We anticipate a continued reduction in employee costs in 2011 as we complete deployment of a new and more efficient title production system and begin implementation of our new underwriter policy and claims management system.
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
In the first quarter of 2011 compared with the same period in 2010, other operating expenses for the combined business segments decreased $5.3 million, or 8.2%. Costs fixed in nature decreased $3.5 million, or 11.4%, in the first quarter of 2011, primarily due to decreases in insurance, rent and other occupancy expenses related to office closures in prior years, and other cost reduction efforts. Costs that follow, to varying degrees, changes in transaction volumes and revenues decreased $0.7 million, or 3.1%, in the first quarter of 2011. This decrease was primarily related to decreases in bad debt expense, attorney fees and title plant expenses, partially offset by increases in premium taxes, postage and delivery. Costs that fluctuate independently of revenues decreased $1.1 million, or 9.6%, in the first quarter of 2011, primarily due to a decrease in litigation-related costs.
Title losses. Provisions for title losses, as a percentage of title revenues, were 9.4% and 7.9% for the first quarters of 2011 and 2010, respectively. The first quarter of 2011 included $5.7 million related to changes associated with legal costs for existing large title claims, primarily the Citigroup matter discussed in note 9. Excluding the impact of large losses, title losses were 7.7% of title revenues for both periods. The fourth quarter 2010 included a $5.1 million reserve strengthening charge. Provisions for title losses, as a percentage of title revenues, were 11.1% in the fourth quarter of 2010 and excluding the impact of the reserve strengthening charge in the period were 9.8%. Cash claim payments decreased 5.6% from the first quarter 2010 and 7.0% from the fourth quarter 2010, resulting in a return to a lower provisioning rate for title losses from the year 2010 level.
Income taxes. Our effective tax rates were (43.7%) and 5.0% for the first three months of 2011 and 2010, respectively, based on losses before taxes and after deducting earnings of noncontrolling interests, which aggregated $7.2 million and $30.5 million for the first three months of 2011 and 2010, respectively. Our effective income tax rate for the first three months of 2011 was impacted by a net $2.8 million increase in the valuation allowance against our deferred tax assets. The valuation allowance will be evaluated for reversal, subject to certain potential limitations, as we return to profitability.

In addition, income tax expense recorded in the first three months of 2011 includes foreign, state and federal income taxes associated with subsidiary earnings that are not included in our U.S. consolidated federal tax return.
Our effective income tax rate for the first quarter of 2010 was impacted by a $7.2 million increase in the valuation allowance against our deferred tax assets. The net income tax benefit recorded in the first quarter of 2010 is principally related to foreign tax benefit and is partially offset by state tax expense and U.S. federal income taxes associated with subsidiary earnings that are not included in our consolidated federal tax return.
LIQUIDITY AND CAPITAL RESOURCES
Our liquidity and capital resources represent our ability to generate cash flow to meet our obligations to our shareholders, customers (payments to satisfy claims on title policies), vendors, employees, lenders and others. As of March 31, 2011, our cash and investments, including amounts reserved pursuant to statutory requirements, aggregated $597.0 million.
A substantial majority of our consolidated cash and investments as of March 31, 2011 was held by Stewart Title Guaranty Company (Guaranty) and its subsidiaries. The use and investment of these funds, dividends to the holding company, and cash transfers between Guaranty and its subsidiaries and the holding company are subject to certain legal and regulatory restrictions. In general, Guaranty may use its cash and investments in excess of its legally-mandated statutory premium reserve (established in accordance with requirements under Texas law) to fund its insurance operations, including claims payments. Guaranty may also, subject to certain limitations and upon regulatory approval, pay dividends to the holding company and/or provide funds to its subsidiaries (whose operations consist principally of field title offices) for their operating and debt service needs.
A summary of our net consolidated cash flows for the three months ended March 31 follows:

	2011	2010
	(dollars in millions)
Net cash (used) provided by operating activities	(38.6)	13.6
Net cash (used) provided by investing activities	(3.1)	17.7
Net cash used by financing activities	(1.9)	(12.7)

Operating activities
Our principal sources of cash from operations are premiums on title policies, title service-related transactions and loan modification services. Our independent agencies remit cash to us net of their contractual retention. Our principal cash expenditures for operations are employee costs, operating costs and title claims payments.
Our decreased cash flow from operations for the first quarter of 2011 compared to the first quarter of 2010 was primarily due to the one-time receipt of a $50.9 million income tax refund in the first quarter of 2010. Excluding the impact of this cash receipt, net cash used in operations was essentially the same as in the prior year. Although REI and revenues from direct title operations for the first quarter 2011 increased from the first quarter of 2010, payment for much of these services will not be received until the second quarter. Net agency revenues were essentially flat in the first quarter of 2011 compared to the same period in 2010. However, improvements in our average cash remittance rate from 16.7% in the first quarter of 2010 to 17.4% in the first quarter of 2011 had a favorable impact on our cash flow. Cash payments on title claims were also improved with payments totaling $35.9 million in the first quarter of 2011 compared to $38.1 million in the first quarter of 2010.

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
The insurance regulators of the states in which our underwriters are domiciled require our statutory premium reserves to be fully funded, segregated and invested in high-quality securities and short-term investments. As of March 31, 2011, cash and investments funding the statutory premium reserve aggregated $400.2 million and our statutory estimate of claims that may be reported in the future totaled $351.9 million. In addition to this restricted cash and investments, we had unrestricted cash and investments (excluding equity method investments) of $117.4 million, which are available for underwriter operations, including claims payments.
Investing activities
Cash from investing activities was generated principally by proceeds from investments matured and sold in the amounts of $22.3 million and $58.0 million for the first quarters of 2011 and 2010, respectively. We used cash for the purchases of investments in the amounts of $21.5 million and $44.9 million for the first quarters of 2011 and 2010, respectively. The cash from sales and maturities not reinvested was used principally to fund operations.
Capital expenditures were $4.2 million and $2.9 million for the first quarters of 2011 and 2010, respectively. We maintain investment in capital expenditures at a level that enables us to implement technologies increasing our operational and back-office efficiencies. Notwithstanding this, we also continue to aggressively manage cash flow and, therefore, overall capital spending will continue to be at relatively reduced levels.
Financing activities and capital resources
Total debt and stockholders’ equity were $73.4 million and $445.7 million, respectively, as of March 31, 2011. We repaid $1.1 million and $2.2 million of debt in accordance with the underlying terms of the debt instruments for the three months ended March 31, 2011 and 2010, respectively. We also have available a $10.0 million bank line of credit, expiring in June 2011, under which no borrowings were outstanding at March 31, 2011. We anticipate renewing the bank line of credit prior to its expiration.
As previously disclosed and in accordance with a settlement agreement in the amount of $7.6 million, we issued 635,863 shares of Common Stock in January 2011 to settle our “wage and hour” class action lawsuits filed in California state and federal courts against our subsidiary Stewart Title California, Inc. We did not receive any proceeds from the issuance of these shares.
Effect of changes in foreign currency rates
The effect of changes in foreign currency rates on the consolidated statements of cash flows was a net increase in cash and cash equivalents of $1.0 million for the first quarter of 2011 as compared to an increase of $0.1 million for the first quarter of 2010. Our principal foreign operating unit is in Canada, and, on average, the value of the U.S. dollar relative to the Canadian dollar increased during the first three months of 2011.
***********
Throughout 2010 and continuing in 2011, we have worked to increase title premium rates charged and premium remittance rates to our underwriters. As of March 31, 2011, we have increased title premium rates in 27 states and have increased remittance rates with our independent agencies in 38 states. In addition, we have continued to reduce our employee count and other operating costs.

We anticipate improved operating results, and thus cash flow, in 2011 from the impact of these actions and from our REI businesses and will continue to seek rate increases or modify agency splits where appropriate, as well as aggressively seek opportunities to lower operating costs. We will also continue to identify new lines of business to enter into in order to improve our results of operations and cash flows.
We believe we have sufficient liquidity and capital resources to meet the cash needs of our ongoing operations. However, if we determine that supplemental debt, including additional convertible debentures, or equity funding is warranted to provide additional liquidity for unforeseen circumstances or strategic acquisitions, we may pursue those sources of cash. Other than scheduled maturities of debt, operating lease payments, purchase agreements and anticipated claims payments in 2011, we have no material commitments. We expect that cash flows from operations and cash available from our underwriters, subject to regulatory restrictions, will be sufficient to fund our operations, including claims payments. However, to the extent that these funds are not sufficient, we may be required to borrow funds on terms less favorable than we currently have, or seek funding from the equity market, which may not be successful or may be on terms that are dilutive to existing shareholders.
Contingent liabilities and commitments. As of March 31, 2011, we were contingently liable for guarantees of indebtedness owed primarily to banks and others by certain third parties. The guarantees primarily relate to business expansion and expire no later than 2019. As of March 31, 2011, the maximum potential future payments on the guarantees amounted to $5.4 million. We believe that the related underlying assets and available collateral, primarily corporate stock and title plants, would enable us to recover any amounts paid under the guarantees. We believe no reserve is needed since no payment is expected on these guarantees.
In the ordinary course of business we guarantee the third-party indebtedness of certain of our consolidated subsidiaries. As of March 31, 2011, the maximum potential future payments on the guarantees were not more than the related notes payable recorded in our condensed consolidated balance sheet. We also guarantee the indebtedness related to lease obligations of certain of our consolidated subsidiaries. The maximum future obligations arising from these lease-related guarantees are not more than our future minimum lease payments. In addition, as of March 31, 2011, we had unused letters of credit amounting to $3.5 million, primarily related to litigation bonds and workers’ compensation coverage.
Other comprehensive earnings (loss). Unrealized gains and losses on investments and changes in foreign currency exchange rates are reported net of deferred taxes in accumulated other comprehensive earnings, a component of stockholders’ equity, until realized. For the three months ended March 31, 2011, net unrealized investment losses of $1.7 million, which increased our comprehensive loss, were primarily related to temporary decreases in market values of corporate and government bond investments. For the three months ended March 31, 2010, net unrealized investment gains of $1.0 million, which decreased our comprehensive loss, were primarily related to temporary increases in market values of corporate bond investments. Changes in foreign currency exchange rates, primarily related to our Canadian operations, decreased comprehensive loss by $1.4 million, net of taxes, for the three months ended March 31, 2011 and decreased comprehensive loss $1.0 million, net of taxes, for the three months ended March 31, 2010.
Off-balance sheet arrangements. We do not have any material source of liquidity or financing that involves off-balance sheet arrangements, other than our contractual obligations under operating leases. We also routinely hold funds in segregated escrow accounts pending the closing of real estate transactions and have qualified intermediaries in tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code. The Company holds the proceeds from these transactions until a qualifying exchange can occur. See Note 18 in our Annual Report on Form 10-K for the year ended December 31, 2010.
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

Forward-looking statements by their nature are subject to various risks and uncertainties that could cause our actual results to be materially different than those expressed in the forward-looking statements. These risks and uncertainties include, among other things, the severity and duration of current financial and economic conditions; continued weakness or further adverse changes in the level of real estate activity; changes in mortgage interest rates and availability of mortgage financing; our ability to respond to and implement technology changes, including the completion of the implementation of our enterprise systems; the impact of unanticipated title losses on the need to further strengthen our policy loss reserves; any effect of title losses on our cash flows and financial condition; the impact of our increased diligence and inspections in our agency operations; changes to the participants in the secondary mortgage market and the rate of refinancings that affect the demand for title insurance products; our ability to successfully consummate acquisitions, and our ability to successfully integrate and manage acquired businesses should opportunities arise; regulatory non-compliance, fraud or defalcations by our title insurance agencies or employees; our ability to timely and cost-effectively respond to significant industry changes and introduce new products and services; the outcome of litigation claims by large classes of claimants; the impact of changes in governmental and insurance regulations, including any future reductions in the pricing of title insurance products and services; our dependence on our operating subsidiaries and underwriters as a source of cash flow; the continued realization of expected expense savings resulting from our expense reduction steps taken since 2008; our ability to access the equity and debt financing markets when and if needed; our ability to grow our international operations; our ability to respond to the actions of our competitors; failure to comply with financial covenants contained in our debt instruments; and inability to make scheduled payments on or refinance our indebtedness. These risks and uncertainties, as well as others, are discussed in more detail in our documents filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2010 and our Current Reports on Form 8-K. We expressly disclaim any obligation to update any forward-looking statements contained in this report to reflect events or circumstances that may arise after the date hereof, except as may be required by applicable law.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes during the quarter ended March 31, 2011 in our investment strategies, types of financial instruments held or the risks associated with such instruments that would materially alter the market risk disclosures made in our Annual Report on Form 10-K for the year ended December 31, 2010.
Item 4. Controls and Procedures
Our principal executive officers and principal financial officer are responsible for establishing and maintaining disclosure controls and procedures. They evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2011, and have concluded that, as of such date, our disclosure controls and procedures are adequate and effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officers and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). Our internal control over financial reporting is a process, under the supervision of our principal executive officers and principal financial officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management, with the participation of our principal executive officers and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of March 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment, management believes that, as of March 31, 2011, our internal control over financial reporting is effective based on those criteria.

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
There has been no change in our internal control over financial reporting during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As a result, no corrective actions were required or undertaken.
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
The lawsuit was tried on breach of the title insurance policies and reinsurance agreements. A jury trial began February 15, 2011. After a 10 week trial, the jury returned a verdict of no damages, favorable to STGC and STGM on April 29, 2011. Post-verdict motions remain to be heard prior to the entry of a final judgment.
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

Discovery has commenced. Several of the cases were the subject of a court-ordered mediation on February 21-22, 2011. The mediation was adjourned without reaching a settlement, but the mediation process remains open and may be resumed in the future. We filed a motion to coordinate the cases for pretrial purposes, which was heard on April 14, 2011. At the hearing, the Court issued a minute order assigning all the cases to a single judge and directed the parties to submit a proposed order governing other aspects of pretrial coordination. No trial dates have been set. We intend to vigorously defend ourselves against the allegations and do not believe that the outcome of these matters will materially affect our consolidated financial condition or results of operations.
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
As of April 12, 2011, we have obtained dismissals of the claims in Arkansas, California, Delaware, Florida, Massachusetts, New Jersey, New York, Ohio, Pennsylvania (where the court dismissed the damages claims and granted defendants summary judgment on the injunctive claims), Texas and Washington. We filed a motion to dismiss in West Virginia (where all proceedings have been stayed and the docket closed). The plaintiffs have appealed the dismissal in Ohio to the United States Court of Appeals for the Sixth Circuit and the dismissals in Delaware, New Jersey and Pennsylvania to the United States Court of Appeals for the Third Circuit. The dismissals in New York and Texas have been affirmed by the United States Courts of Appeals for the Second and Fifth Circuits, respectively, and on October 4, 2010, the United States Supreme Court denied the plaintiffs’ petitions for review of those decisions. The plaintiffs have appealed to the Second Circuit the dismissal of the RESPA claims by the court in New York. Although we cannot predict the outcome of these actions, we intend to vigorously defend ourselves against the allegations and do not believe that the outcome will materially affect our consolidated financial condition or results of operations.
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
Item 1A. Risk Factors
There have been no changes during the quarter ended March 31, 2011 to our risk factors as listed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.
Item 5. Other Information
We had a book value per share of $23.31 and $24.40 as of March 31, 2011 and December 31, 2010, respectively. As of March 31, 2011, our book value per share was based on approximately $445.6 million in stockholders’ equity and 19,122,929 shares of Common and Class B Common Stock outstanding. As of December 31, 2010, our book value per share was based on approximately $448.3 million in stockholders’ equity and 18,375,058 shares of Common and Class B Common Stock outstanding.
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

May 4, 2011 Date

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