Form 10-Q
period 2011-06-30
STEWART INFORMATION SERVICES CORP
filed 2011-08-03
CIK 94344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On July 29, 2011, the following shares of each of the issuer’s classes of common stock were outstanding:

Common, $1 par value	18,246,785
Class B Common, $1 par value	1,050,012

FORM 10-Q QUARTERLY REPORT
QUARTER ENDED JUNE 30, 2011

Item	Page
PART I — FINANCIAL INFORMATION

1. Financial Statements	1

2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

3. Quantitative and Qualitative Disclosures About Market Risk	26

4. Controls and Procedures	26

PART II — OTHER INFORMATION

1. Legal Proceedings	27

1A. Risk Factors	28

5. Other Information	28

6. Exhibits	28

Signature	29
EX-31.1
EX-31.2
EX-31.3
EX-32.1
EX-32.2
EX-32.3
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
As used in this report, “we,” “us,” “our,” the “Company” and “Stewart” mean Stewart Information Services Corporation and our subsidiaries, unless the context indicates otherwise.

PART I — FINANCIAL INFORMATION
Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE EARNINGS (LOSS)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	($000 omitted, except per share)
Revenues
Title insurance:
Direct operations	165,841	171,200	305,070	300,705
Agency operations	213,829	230,453	405,638	433,024

Real estate information	22,564	26,659	53,949	38,201
Investment income	3,882	5,434	7,742	10,216
Investment and other (losses) gains — net	(1,233)	7,795	(1,101)	10,708

	404,883	441,541	771,298	792,854

Expenses
Amounts retained by agencies	177,301	191,820	335,748	360,555
Employee costs	116,587	119,532	234,513	233,635
Other operating expenses	64,249	67,694	123,375	132,081
Title losses and related claims	34,984	37,449	66,185	63,786
Depreciation and amortization	4,762	5,677	9,592	11,613
Interest	1,294	1,394	2,572	2,952

	399,177	423,566	771,985	804,622

Earnings (loss) before taxes and noncontrolling interests	5,706	17,975	(687)	(11,768)
Income tax (benefit) expense	(1,942)	5,863	1,189	4,325

Net earnings (loss)	7,648	12,112	(1,876)	(16,093)
Less net earnings attributable to noncontrolling interests	1,708	2,684	2,477	3,442

Net earnings (loss) attributable to Stewart	5,940	9,428	(4,353)	(19,535)

Comprehensive earnings (loss):
Net earnings (loss)	7,648	12,112	(1,876)	(16,093)
Other comprehensive earnings, net of taxes of $1,734 $1,385, $2,895 and $2,869	2,380	1,843	1,990	3,833

Comprehensive earnings (loss)	10,028	13,955	114	(12,260)
Less comprehensive earnings attributable to noncontrolling interests	1,708	2,684	2,477	3,442

Comprehensive earnings (loss) attributable to Stewart	8,320	11,271	(2,363)	(15,702)

Basic average shares outstanding (000)	19,216	18,320	19,024	18,289
Basic earnings (loss) per share attributable to Stewart	0.31	0.51	(0.23)	(1.07)

Dilutive average shares outstanding (000)	24,326	22,957	19,024	18,289
Diluted earnings (loss) per share attributable to Stewart	0.28	0.45	(0.23)	(1.07)

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	June 30,	December 31,
	2011	2010
	($000 omitted)
Assets
Cash and cash equivalents	115,151	144,564
Cash and cash equivalents — statutory reserve funds	7,534	9,926

	122,685	154,490

Short-term investments	39,838	33,457

Investments in debt and equity securities available-for-sale, at fair value:
Statutory reserve funds	395,347	396,317
Other	64,820	54,007

	460,167	450,324
Receivables:
Notes	10,252	10,747
Premiums from agencies	42,054	45,399
Income taxes	5,818	651
Trade and other receivables	37,401	41,323
Allowance for uncollectible amounts	(19,079)	(19,438)

	76,446	78,682
Property and equipment, at cost
Land	6,466	6,445
Buildings	23,836	23,769
Furniture and equipment	252,960	250,355
Accumulated depreciation	(222,871)	(219,000)

	60,391	61,569

Title plants, at cost	77,406	77,397
Real estate, at lower of cost or net realizable value	2,431	3,266
Investments in investees, on an equity method basis	17,202	17,608
Goodwill	206,861	206,861
Intangible assets, net of amortization	7,706	8,228
Other assets	57,725	49,324

	1,128,858	1,141,206

Liabilities
Notes payable	7,321	8,784
Convertible senior notes	64,425	64,338
Accounts payable and accrued liabilities	75,598	95,666
Estimated title losses	498,514	495,849
Deferred income taxes	26,838	28,236

	672,696	692,873

Contingent liabilities and commitments

Stockholders’ equity
Common and Class B Common Stock and additional paid-in capital	151,931	143,264
Retained earnings	278,314	282,666
Accumulated other comprehensive earnings	15,600	13,610
Treasury stock — 352,161 and 476,227 common shares, at cost	(2,666)	(4,330)

Stockholders’ equity attributable to Stewart	443,179	435,210
Noncontrolling interests	12,983	13,123

Total stockholders’ equity (19,296,835 and 18,375,058 shares outstanding)	456,162	448,333

	1,128,858	1,141,206

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months
	Ended June 30,
	2011	2010
	($000 omitted)
Reconciliation of net loss to cash (used) provided by operating activities:
Net loss	(1,876)	(16,093)
Add (deduct):
Depreciation and amortization	9,592	11,613
Provision for bad debt	1,144	2,946
Investment and other losses (gains) — net	1,101	(10,708)
Payments for title losses in excess of provisions	(972)	(10,979)
Insurance recoveries of title losses	2,605	5,802
Decrease in receivables — net	4,930	34,168
Increase in other assets — net	(3,350)	(4,454)
Decrease in payables and accrued liabilities — net	(17,680)	(10,500)
(Decrease) increase in net deferred income taxes	(4,293)	609
Net earnings from equity investees	(653)	(637)
Dividends received from equity investees	1,110	1,231
Other — net	1,832	2,645

Cash (used) provided by operating activities	(6,510)	5,643

Investing activities:
Proceeds from investments available-for-sale matured and sold	140,560	119,513
Purchases of investments available-for-sale	(148,407)	(91,675)
Proceeds from redemptions of investments — pledged	—	217,225
Purchases of property and equipment and title plants — net	(11,108)	(3,828)
Increases in notes receivable	(174)	(285)
Collections on notes receivable	617	537
Change in cash and cash equivalents due to sale and deconsolidation of subsidiaries (see below)	—	(1,844)
Cash paid for loan guarantee obligation	(3,928)	—
Net cash received for other assets, cost-basis investments, equity investees and other	10	4,744

Cash (used) provided by investing activities	(22,430)	244,387

Financing activities:
Payments on notes payable	(1,639)	(5,458)
Payments on line of credit	—	(216,141)
Proceeds from notes payable	500	134
Distributions to noncontrolling interests	(2,613)	(2,879)

Cash used by financing activities	(3,752)	(224,344)

Effects of changes in foreign currency exchange rates	887	(853)

(Decrease) increase in cash and cash equivalents	(31,805)	24,833

Cash and cash equivalents at beginning of period	154,490	116,100

Cash and cash equivalents at end of period	122,685	140,933

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months
	Ended June 30,
	2011	2010
	($000 omitted)
Supplemental information:
Settlement of wage and hour litigation through issuance of Common Stock	7,582	—
Settlement of note payable through issuance of Common Stock held in treasury	1,299	—

Changes in financial statement amounts due to sale and deconsolidation of subsidiaries:
Note receivable	—	2,500
Investments in investees, on an equity method basis	—	5,316
Goodwill	—	(5,831)
Title plants	—	(1,048)
Property and equipment, net of accumulated depreciation	—	(1,560)
Intangible asset, net of amortization	—	2,827
Other — net	—	(878)
Liabilities	—	1,344
Noncontrolling interests	—	336
Investment and other gains — net	—	(1,162)

Change in cash and cash equivalents due to sale and deconsolidation of Subsidiaries	—	1,844

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1
Interim financial statements. The financial information contained in this report for the three and six months ended June 30, 2011 and 2010, and as of June 30, 2011, is unaudited. This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
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
NOTE 2
Investments in debt and equity securities. The amortized costs and fair values follow:

	June 30, 2011		December 31, 2010
		Fair		Fair
	Amortized costs	values	Amortized costs	values
	($000 omitted)
Debt securities:
Municipal	36,242	37,318	39,589	40,185
Corporate and utilities	229,832	232,324	228,270	229,972
Foreign	162,367	164,630	155,977	157,745
U.S. Government	19,406	21,053	20,792	22,422
Equity securities	5,005	4,842	—	—

	452,852	460,167	444,628	450,324

Gross unrealized gains and losses were:

	June 30, 2011		December 31, 2010
	Gains	Losses	Gains	Losses
	($000 omitted)
Debt securities:
Municipal	1,215	139	1,235	639
Corporate and utilities	4,749	2,257	4,574	2,872
Foreign	2,349	86	1,861	93
U.S. Government	1,647	—	1,634	4
Equity securities	—	163	—	—

	9,960	2,645	9,304	3,608

Debt securities as of June 30, 2011 mature, according to their contractual terms, as follows (actual maturities may differ due to call or prepayment rights):

	Amortized	Fair
	costs	values
	($000 omitted)
In one year or less	15,798	15,945
After one year through five years	240,360	243,792
After five years through ten years	151,569	154,283
After ten years	40,120	41,305

	447,847	455,325

As of June 30, 2011, gross unrealized losses on investments and the fair values of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were:

	Less than 12 months		More than 12 months		Total
	Losses	Fair values	Losses	Fair values	Losses	Fair values
			($000 omitted)
Debt securities:
Municipal	139	9,065	—	—	139	9,065
Corporate and utilities	2,257	100,513	—	—	2,257	100,513
Foreign	86	53,786	—	—	86	53,786
U.S. Government	—	—	—	—	—	—
Equity securities	163	4,842	—	—	163	4,842

	2,645	168,206	—	—	2,645	168,206

The unrealized loss positions were primarily caused by interest rate fluctuations. The number of investments in an unrealized loss position as of June 30, 2011 was 54. Since the Company does not intend to sell and will more-likely-than-not maintain each debt security until its anticipated recovery, and no significant credit risk is deemed to exist, these investments are not considered other-than-temporarily impaired.

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
NOTE 3
Fair value measurements. The Fair Value Measurements and Disclosures Topic of the FASB ASC defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal, or most advantageous, market for the asset or liability in an orderly transaction between market participants at the measurement date. The Fair Value Measurements Topic establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs when possible. The three levels of inputs used to measure fair value are as follows:
•	Level 1 — quoted prices in active markets for identical assets or liabilities;

•	Level 2 — observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data; and

•	Level 3 — unobservable inputs that are supported by little or no market activity and that are significant to the fair values of the assets or liabilities, including certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

As of June 30, 2011, financial instruments measured at fair value on a recurring basis are summarized below:

			Fair value
	Level 1	Level 2	measurements
	($000 omitted)
Short-term investments	39,838	—	39,838
Investments available-for-sale:
Debt securities:
Municipal	—	37,318	37,318
Corporate and utilities	—	232,324	232,324
Foreign	164,630	—	164,630
U.S. Government	21,053	—	21,053
Equity securities	4,842	—	4,842

	230,363	269,642	500,005

As of June 30, 2011, Level 1 financial instruments consist of short-term investments, U.S. and foreign government bonds and equity securities. Level 2 financial instruments consist of municipal and corporate bonds. The municipal bonds are valued using a third-party pricing service, and the corporate bonds are valued using actual transaction levels, independent broker/dealer quotes or information, or a combination thereof. When no relevant broker/dealer information can be obtained, the third-party service price will be used. The third-party pricing service for both municipal and corporate bonds determines a consensus price derived from prices provided by various broker/dealers that meet certain statistical requirements within a predefined statistical deviation. If a consensus price cannot be determined, then the third-party providing service, by using a recognized pricing model, a theoretical value, based on where similar bonds, as defined by credit quality and market sector have traded, is used.
NOTE 4
Investment income. Gross realized investment and other gains and losses follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	($000 omitted)
Realized gains	2,741	8,309	3,591	11,538
Realized losses	(3,974)	(514)	(4,692)	(830)

	(1,233)	7,795	(1,101)	10,708

Expenses assignable to investment income were insignificant. There were no significant investments as of June 30, 2011 that did not produce income during the year.

Proceeds from the sales of investments available-for-sale follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	($000 omitted)
Proceeds from sales of investments available-for-sale	94,971	50,681	110,759	101,425

For the six months ended June 30, 2011, investment and other (losses) gains — net included realized losses on a loan guarantee obligation of $3.9 million. The realized losses were partially offset by realized gains of $2.5 million from the sale of debt investments available-for-sale.
For the six months ended June 30, 2010, investment and other (losses) gains — net included realized gains of $6.3 million primarily from a transfer of the rights to internally developed software, $2.9 million from the sale of debt investments available-for-sale and $1.2 million from the sale of interests in subsidiaries.
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
There were no options granted for option awards during the six months ended June 30, 2011 and 2010 and, accordingly, no compensation expense has been reflected in the accompanying condensed consolidated financial statements.
A summary of the Company’s stock option plan follows:

		Weighted-
		average exercise
	Options	prices ($)

December 31, 2010	183,700	23.80
Forfeited	(28,000)	19.68

June 30, 2011	155,700	24.54

As of June 30, 2011, the weighted-average remaining contractual life of options outstanding was 2.2 years and there was no aggregate intrinsic value of dilutive options.
In March 2011, the Company granted 51,000 shares of fully vested, unrestricted Common Stock with a fair value of $0.6 million, which was recorded as compensation expense. During the same period, the Company also granted 37,000 shares of restricted Common Stock with a fair value of $0.4 million. The restricted Common Stock awards will vest at 20% over five years beginning March 10, 2011. Compensation expense associated with restricted stock awards will be recognized over this vesting period.

In March 2010, the Company granted 51,000 shares of fully vested, unrestricted Common Stock with a fair value of $0.7 million, which was recorded as compensation expense. During this same period, the Company also granted 37,000 shares of restricted Common Stock with a fair value of $0.5 million. The restricted Common Stock awards will vest at 20% over five years beginning March 10, 2010. Compensation expense associated with restricted stock awards will be recognized over this vesting period.
NOTE 6
Earnings per share. The Company’s basic earnings per share attributable to Stewart was calculated by dividing net earnings (loss) attributable to Stewart by the weighted-average number of shares of Common Stock and Class B Common Stock outstanding during the reporting periods.
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
For the three months ended June 30, 2011 and 2010, the Company did not have any dilutive shares under the treasury stock method mentioned above since the exercise prices of the options were greater than the weighted-average market value of the shares, which excludes them from the diluted earnings calculation.
Also, since the Company reported a net loss after adjustments related to the if-converted method for the six months ended June 30, 2011 and 2010, there were no calculations of diluted per share amounts for these periods.
The calculation of the diluted earnings per share using the if-converted method is as follows for the three months ended June 30, 2011 and June 30, 2010:

	For the Three Months Ended
	June 30,
	2011	2010
	($000 omitted, except per
	share)
Numerator:
Net earnings attributable to Stewart	5,940	9,428
Interest expense, net of tax effects	785	785

If-converted net earnings attributable to Stewart	6,725	10,213

Denominator (000):
Basic average shares outstanding	19,216	18,320
Dilutive average number of shares relating to convertible senior notes	5,047	4,600
Dilutive average number of shares relating to restricted shares grant	63	37

Dilutive average shares outstanding	24,326	22,957

Diluted earnings per share attributable to Stewart	0.28	0.45

NOTE 7
Contingent liabilities and commitments. As of June 30, 2011, the Company was contingently liable for guarantees of indebtedness owed primarily to banks and others by certain third parties totaling $0.7 million. Additionally, in the ordinary course of business, the Company guarantees the third-party indebtedness of certain of its consolidated subsidiaries, which aggregated $3.5 million as of June 30, 2011, and related primarily to unused letters of credit for workers’ compensation self-insurance coverage. These guarantees expire no later than 2019. The maximum potential future payments for the indebtedness guarantees were not more than the related notes payable recorded in the condensed consolidated balance sheet. The Company also guarantees the indebtedness related to lease obligations of certain of its consolidated subsidiaries. The maximum future obligations arising from these lease-related guarantees are not more than the Company’s future minimum lease payments.
NOTE 8
Segment information. The Company’s two reportable segments are title insurance-related services (Title) and real estate information (REI). Selected statement of operations information related to these segments follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	($000 omitted)
Revenues:
Title	382,319	414,882	717,349	754,653
REI	22,564	26,659	53,949	38,201

	404,883	441,541	771,298	792,854

Intersegment revenues:
Title	69	123	103	185
REI	692	630	1,351	1,183

	761	753	1,454	1,368

Depreciation and amortization:
Title	4,023	5,031	8,244	10,248
REI	739	646	1,348	1,365

	4,762	5,677	9,592	11,613

Earnings (loss) before taxes and noncontrolling interests:
Title	(4,320)	5,438	(27,630)	(25,761)
REI	10,026	12,537	26,943	13,993

	5,706	17,975	(687)	(11,768)

Selected balance sheet information as of June 30 and December 31, respectively, related to these segments follows:

	2011	2010
	($000 omitted)
Identifiable assets:
Title	1,070,309	1,082,083
REI	58,549	59,123

	1,128,858	1,141,206

Revenues generated in the United States and all international operations follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	($000 omitted)
United States	374,200	405,560	720,649	739,407
International	30,683	35,981	50,649	53,447

	404,883	441,541	771,298	792,854

NOTE 9
Regulatory and legal developments. Stewart Title Guaranty Company (STGC) and Stewart Title Guaranty de Mexico, S.A. de C.V. (STGM) were defendants in a lawsuit in the State District Court of Harris County, Texas, Citigroup Global Markets Realty Corp. v. Stewart Title Guaranty Company. The lawsuit was filed in 2008 and concerns 16 owners’ and 16 lenders’ title insurance policies on 16 parcels of land in Mexico issued by STGM and reinsurance agreements by STGC. Citigroup Global Markets Realty Corp. asserted claims against STGC under reinsurance of the lenders’ policies as well as extra-contractual claims under Texas law. K.R. Playa VI, S de R.L. de C.V., the owner of the parcels, asserted claims against STGC and separate claims against STGM under the owners’ policies as well as extra-contractual claims under Texas law. The State District Court dismissed the extra-contractual claims against STGC and STGM based on application of Mexican law.
After a 10 week trial, the jury returned a verdict of no damages, favorable to STGC and STGM, on April 29, 2011. Judgment was entered on June 30, 2011, and post-judgment motions are scheduled for hearing during the week of August 22, 2011. The Company does not believe that the outcome will materially affect its consolidated financial condition or results of operations.
* * *
In January 2009, an action was filed by individuals against Stewart Title Guaranty Company, Stewart Title of California, Inc., Cuesta Title Company and others in the Superior Court of California for the County of San Luis Obispo alleging that the plaintiffs have suffered damages relating to loans they made through Hurst Financial Corporation to an individual named Kelly Gearhart and entities controlled by Gearhart. Thereafter, several other lawsuits making similar allegations, including a lawsuit filed by several hundred individuals, were filed in San Luis Obispo Superior Court, and one such lawsuit was removed to the United States District Court for the Central District of California. The defendants vary from case to case, but Stewart Information Services Corporation, Stewart Title Company and Stewart Title Insurance Company have also each been sued in at least one of the cases. Each of the complaints alleges some combination of the following purported causes of action: breach of contract, negligence, fraud, aiding and abetting fraud, constructive fraud, breach of fiduciary duty, breach of implied covenant of good faith and fair dealing, financial elder abuse, violation of California Business and Professions Code Section 17200, negligent misrepresentation, conversion, conspiracy, alter ego, specific performance and declaratory relief. The Company has demurred to or moved to dismiss the complaints in the actions where responses to the complaints have been due. Although the San Luis Obispo Superior Court has sustained demurrers to certain causes of action and certain individuals and entities and dismissed Stewart Information Services Corporation from one case without leave to amend, the Court has overruled the demurrers as to some causes of action. The United States District Court for the Central District of California granted the Company’s motion to dismiss the First Amended Complaint as to the claim for violation of the Racketeer Influenced and Corrupt Organizations Act, with prejudice, and remanded the remainder of the case to the San Luis Obispo Superior Court. Discovery has commenced. On May 27, 2011, the Court entered an Order Coordinating Related Cases for Pre-Trial Purposes and a First Case Management Order for the Related Cases which applies to all of the pending actions. No trial dates have been set. The Company is vigorously defending itself against the allegations and does not believe that the outcome of these matters will materially affect its consolidated financial condition or results of operations.

* * *
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
As of July 8, 2011, the Company has obtained dismissals of the claims in Arkansas, California, Delaware, Florida, Massachusetts, New Jersey, New York, Ohio, Pennsylvania (where the court dismissed the damages claims and granted defendants summary judgment on the injunctive claims), Texas and Washington. The Company filed a motion to dismiss in West Virginia (where all proceedings have been stayed and the docket closed). The plaintiffs have appealed the dismissal in Ohio to the United States Court of Appeals for the Sixth Circuit and the dismissals in Delaware, New Jersey and Pennsylvania to the United States Court of Appeals for the Third Circuit. The dismissals in New York and Texas have been affirmed by the United States Courts of Appeals for the Second and Fifth Circuits, respectively, and on October 4, 2010, the United States Supreme Court denied the plaintiffs’ petitions for review of those decisions. The plaintiffs have appealed to the Second Circuit the dismissal of the RESPA claims by the court in New York. Although the Company cannot predict the outcome of these actions, it is vigorously defending itself against the allegations and does not believe that the outcome will materially affect its consolidated financial condition or results of operations.
* * *
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
We reported a net loss attributable to Stewart of $4.4 million for the six months ended June 30, 2011 compared with a net loss attributable to Stewart of $19.5 million for the same period in 2010. On a basic and diluted per share basis, our net loss attributable to Stewart was $0.23 for the first six months of 2011 compared with a net loss attributable to Stewart of $1.07 for the first six months of 2010. Revenues were $771.3 million for the six months ended June 30, 2011 compared with $792.9 million for the six months ended June 30, 2010.
Total revenues decreased 8.3% in the second quarter 2011 compared with the same period in 2010, while title revenues declined 5.5%. The decline in title revenues resulted primarily from declining home sales and a drop in U.S. refinance activity as unemployment rates remain in excess of 9 percent. The second quarter 2010 also benefited from the influence of the $8,000 homebuyer tax credit, which ended in June 2010 and had the effect of motivating new buyers as well as pulling forward home sales that would likely have otherwise occurred in subsequent quarters of 2010. Total expenses decreased 5.8% in the second quarter 2011 compared with the second quarter 2010.
Our title office operations continued to improve, and our lender services operation again performed strongly. Commercial revenues continued to show year-over-year growth, as the commercial market rebounds from historic lows. International operations also continued to show solid improvement in operating earnings. Underwriting operations were impacted by an increase in the estimated loss on certain existing large title claims. The quarter was also impacted by a nonrecurring charge of $3.9 million representing the payoff of a defaulted third-party loan on which we had issued a guarantee. Significantly, cash flow generated from operations improved in the second quarter 2011 when compared to the same period in the prior year by more than $40 million to $32.1 million.
Our REI segment continued to perform well, although revenue for the second quarter 2011 decreased compared to the second quarter 2010. Demand for loan modification services moderated in the second quarter from the very high levels in the past several quarters, but continues to be strong.
Losses from title policy claims decreased 6.6 percent for the second quarter 2011 compared to the same quarter 2010 and increased 12.1 percent compared to the first quarter 2011. As a percentage of title revenues, title losses were 9.2 percent, 9.3 percent and 9.4 percent in the second quarter 2011, second quarter 2010 and the first quarter 2011, respectively. The second quarters of 2011 and 2010 included charges to increase the estimated reserves on existing large claims of $4.8 million and $4.5 million, respectively, and the first quarter 2011 included charges of $5.7 million relating primarily to changes in the estimated legal costs for a previously disclosed claim in litigation. During the second quarter, there was a judgment related to this litigation in the Company’s favor. Excluding the impact of these charges, title losses were 8.0 percent, 8.2 percent, and 7.7 percent in the second quarters 2011 and 2010 and first quarter 2011, respectively. These adjusted percentages are non-GAAP measures; however, management believes they are important to investors in understanding title loss ratios.
We continue to believe we are on track to return to a normal loss ratio by the end of 2012, as cash claim payments decreased 19.6 percent from the second quarter 2010 and 17.8 percent from the first quarter 2011. Also, losses incurred on known claims for the six months ended June 30, 2011 decreased 18.8 percent compared to the same period in 2010. Incurred losses for the second quarter 2011 decreased 31.2 percent from the second quarter 2010 and 20.3 percent from first quarter 2011.
In early July our REI group completed the acquisition of a majority ownership interest in PMH Financial which provides REO services, short sale management, collateral valuation, subservicing, loan review and due diligence services to national and regional lenders. As foreclosures are expected to rise significantly in the near term, we are well-positioned to benefit from increasing demand for REO management services. This acquisition greatly enhances our overall lender services offerings and provides a great deal of synergy with a number of Stewart clients and services.

CRITICAL ACCOUNTING ESTIMATES
Actual results can differ from our accounting estimates. While we do not anticipate significant changes in our estimates, there is a risk that such changes could have a material impact on our consolidated financial condition or results of operations for future periods.
Title loss reserves
Our most critical accounting estimate is providing for title losses associated with issued title insurance policies. Our liability for estimated title losses as of June 30, 2011 comprises both known claims ($136.7 million) and our estimate of claims that may be reported in the future ($361.8 million). The amount of the reserve represents the aggregate future payments (net of recoveries recognized) that we expect to incur on policy and escrow losses and in costs to settle claims.
Provisions for title losses, as a percentage of title operating revenues, were 9.3% and 8.7% for the six months ended June 30, 2011 and 2010, respectively. Actual loss payment experience, including the impact of payments on large losses as well as changes in estimates for large losses, is the primary reason for increases or decreases in our loss provision. A change of 100 basis points in this percentage, a reasonably likely scenario based on our historical loss experience, would have increased or decreased our provision for title losses and pretax operating results approximately $7.1 million for the six months ended June 30, 2011.
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
At each quarter end, our recorded reserve for title losses begins with the prior period’s reserve balance for claim losses, adds the current period provision to that balance and subtracts actual paid claims, resulting in an amount that our management compares to its actuarially-based calculation of the ending reserve balance to provide for future title losses. The actuarially-based calculation is a paid loss development calculation where loss development factors are selected based on company data and input from our third-party actuaries. We also obtain input from third-party actuaries in the form of a reserve analysis utilizing generally accepted actuarial methods. While we are responsible for determining our loss reserves, we utilize this actuarial input to assess the overall reasonableness of our reserve estimation. If our recorded reserve amount is within a reasonable range (+/- 3.0%) of our actuarially-based reserve calculation and the actuary’s point estimate, but not at the point estimate, our management assesses the major factors contributing to the different reserve estimates in order to determine the overall reasonableness of our recorded reserve, as well as the position of the recorded reserves relative to the point estimate and the estimated range of reserves. The major factors considered can change from period to period and include items such as current trends in the real estate industry (which management can assess, although there is a time lag in the development of this data for use by the actuary), the size and types of claims reported and changes in our claims management process. If the recorded amount is not within a reasonable range of our third-party actuary’s point estimate, we will adjust the recorded reserves in the current period and reassess the provision rate on a prospective basis. Once our reserve for title losses is recorded, it is reduced in future periods as a result of claims payments and may be increased or reduced by revisions to our estimate of the overall level of required reserves.

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
Internal controls relating to independent agencies include, but are not limited to, pre-signing and periodic audits, site visits and reconciliations of policy inventories and premiums. The audits and site visits cover examination of the escrow account bank reconciliations and an examination of a sample of closed transactions. In some instances, we are limited in our scope by attorney agents who cite client confidentiality. Certain states have mandated a requirement for annual reviews of all agents by their underwriter. We also determine whether our independent agencies have appropriate internal controls as defined by the American Land Title Association and us. However, even with adequate internal controls in place, their effectiveness can be circumvented by collusion or improper management override at the independent agencies. To aid in the selection of agencies to review, we have developed an agency risk model that aggregates data from different areas to identify possible problems. This is not a guarantee that all agencies with deficiencies will be identified. In addition, we are typically not the only underwriter for which an independent agency issues policies and agencies may not always provide complete financial records for our review.
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
Our accruals for revenues on unreported policies from agencies were not material to our consolidated assets or stockholders’ equity as of June 30, 2011 and December 31, 2010. The differences between the amounts our agencies have subsequently reported to us compared to our estimated accruals are substantially offset by any differences arising from prior years’ accruals and have been immaterial to consolidated assets and stockholders’ equity during each of the three prior years. We believe our process provides the most reliable estimate of the unreported revenues on policies and appropriately reflects the trends in agency policy activity.

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
Based on these evaluations, we estimate and expense to current operations any loss in value of these assets. As part of our process, we obtain input from third-party appraisers regarding the fair value of our reporting units. While we are responsible for assessing whether an impairment of goodwill exists, we utilize the input from third-party appraisers to assess the overall reasonableness of our conclusions. There were no impairment write-offs of goodwill or other long-lived assets during the six months ended June 30, 2011 or 2010.
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
RESULTS OF OPERATIONS
Comparisons of our results of operations for the three and six months ended June 30, 2011 with the three and six months ended June 30, 2010 follow. Factors contributing to fluctuations in our results of operations are presented in the order of their monetary significance and we have quantified, when necessary, significant changes. Results from our REI segment are included in our discussions regarding the three and six months ended June 30, 2011 and 2010, and when relevant, we have discussed REI segment’s results separately.
Our statements on home sales and loan activity are based on published industry data from sources including Fannie Mae, the National Association of Realtors®, the Mortgage Bankers Association and Freddie Mac. We also use information from our direct operations.
Operating environment. Data as of June 2011 compared with the same period in 2010 indicates annualized sales of new homes, seasonally adjusted, increased 1.6%, and sales of existing homes, seasonally adjusted, decreased 8.8%. June 2011 existing home sales were at a seasonally adjusted annual rate of 4.8 million versus 5.2 million a year earlier. Even though interest rates continue to be relatively low by historical standards, general economic conditions conducive to the housing market such as low unemployment, increasing household formation, and a comparatively low inventory of unsold homes, are not present. One-to-four family residential lending decreased from an estimated $339 billion in the second quarter of 2010 to $311 billion in the first quarter of 2011 (most recent actual data available), primarily driven by an estimated $48 billion decrease in purchase originations from the second quarter of 2010 to the first quarter of 2011 (most recent data available). Commercial lending activity industry-wide improved by 89% in the first quarter of 2011 (most recent data available) compared with the same period of 2010.
According to Fannie Mae and other industry experts, the real estate and related lending markets continue to face challenges due to weakened consumer confidence, partially resulting from high unemployment. Mortgage originations are forecasted to decrease from $1.5 trillion in 2010 to $1.0 trillion in 2011 primarily due to an expected 45%, or $469 billion, reduction in refinance originations.

Three months ended June 30, 2011 compared with three months ended June 30, 2010
Title revenues. Revenues from direct title operations decreased $5.4 million, or 3.1%, in the second quarter of 2011 compared to the second quarter of 2010 primarily due to the decreased number of closings, partially offset by an increase in commercial and large transactions. The largest revenue decreases were in Texas, Canada, and New York. These revenue decreases were offset somewhat by increases in Florida and in foreign operations other than Canada. Revenues from commercial and other large transactions increased $3.9 million, or 16.7%, in the second quarter of 2011 compared to the second quarter of 2010.
Direct orders closed decreased 13.7% in the second quarter of 2011 compared to the second quarter of 2010, but the average revenue per file closed increased 12.3% for the same period. The increase in average revenue per closing is driven by a change in the type of order closed, with the second quarter of 2011 experiencing more large commercial closings and fewer residential refinancings than in the second quarter of 2010. On average, refinance premium rates are 60% of the title premium revenue of a similarly priced sale transaction. Direct operating revenues, excluding large commercial policies, decreased 6.2% in the second quarter of 2011 compared to the second quarter of 2010. The average revenue per closing, excluding large commercial policies, increased 8.8% in the second quarter of 2011 compared to the second quarter of 2010.
Revenues from independent agencies decreased $16.6 million, or 7.2%, in the second quarter of 2011 compared to the second quarter of 2010. This decrease is largely due to the decline in transaction volumes from large agents as a result of fewer refinancing transactions occurring in the second quarter of 2011 compared with the same period in 2010. The largest decreases in revenues from agencies during the three months ended June 30, 2011 were in California, Utah, New Jersey, Arizona, and Ohio partially offset by a large increase in New York.
REI revenues. Real estate information operating revenues decreased $4.1 million, or 15.4%, in the second quarter of 2011 compared to the second quarter of 2010. The decrease was primarily due to a decrease in demand for our loan modification services. Demand for these services is dependent on the number and scale of governmental programs and lender projects and can fluctuate significantly from quarter to quarter.
Investment income. Investment income decreased $1.6 million, or 28.6%, in the second quarter of 2011 compared to the second quarter of 2010, primarily due to decreases in the average yield. Certain investment gains and losses, which are included in our results of operations in investment and other gains — net, were realized as part of the ongoing management of our investment portfolio for the purpose of improving performance.
For the second quarter 2011, investment and other (losses) gains — net included a $3.9 million charge relating to a loan guarantee obligation partially offset by realized gains of $2.2 million from the sale of debt investments available-for-sale. The loan guarantee charge represents the payoff value on a defaulted third party loan on which we served as guarantor. As collateral for our guarantee, we hold a personal guarantee collateralized by equity in a private company. We are assessing the value of the assets the third party lender held as collateral (which we will assume ownership of), the ability of the individual guarantor to pay us, and the value of the equity in the private company supporting that individual guarantee. Since such evaluation has not been completed, no anticipated recovery is included in the consolidated financial statements for the period ended June 30, 2011.
For the second quarter 2010, investment and other (losses) gains — net included realized gains of $6.3 million primarily from a transfer of the rights to internally developed software and $1.6 million from the sale of debt and equity investments available-for-sale.

Retention by agencies. Amounts retained by title agencies are based on agreements between agencies and our title underwriters. The average retention percentage may vary from year-to-year due to the geographical mix of agency operations, the volume of title revenues and, in some states, laws or regulations. On average, amounts retained by independent agencies, as a percentage of revenues generated by them, were 82.9% and 83.2% in the second quarters of 2011 and 2010, respectively. We actively increased remittance rates with many of our independent agencies in 2010 and the first half of 2011, increasing the amount of premiums remitted by our independent agencies to our underwriters. As these efforts were ongoing during most of 2010 and in 2011, we have not yet realized a full year of increased remittances. Since remittance rates vary by state, geographic shifts in housing market activity may cause some quarter-to-quarter remittance rate fluctuations. As the year progresses, the overall remittance rate should remain on an upward trajectory as we complete this nationwide transition to higher remittance levels and begin to fully recognize the benefits of these increases. In addition, we expect the mix of agency business to normalize as real estate markets continue to stabilize nationally resulting in lower average retention percentages in the aggregate.
Employee costs. Our employee costs and certain other operating expenses are sensitive to inflation. Employee costs in the second quarter 2011 were down 1.1 percent sequentially from the first quarter 2011 and down 2.5 percent from the second quarter 2010. Headcount has declined by over 190 since June 30, 2010 and approximately 125 since year end 2010. We anticipate a continued reduction in employee costs in 2011 as we complete deployment of a new and more efficient title production system.
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
In the second quarter of 2011 compared with the same period in 2010, other operating expenses for the combined business segments decreased $3.4 million, or 5.1%. Costs fixed in nature decreased $1.6 million, or 5.6%, in the second quarter of 2011, primarily due to decreases in insurance, rent and other occupancy expenses related to office closures in prior years, and other cost reduction efforts. Costs that follow, to varying degrees, changes in transaction volumes and revenues decreased $3.5 million, or 12.6%, in the second quarter of 2011. This decrease was primarily related to decreases in bad debt expense, attorney fees and other cost reduction efforts. Costs that fluctuate independently of revenues increased $1.7 million, or 16.0%, in the second quarter of 2011, primarily due to an increase in litigation defense and travel costs.
Title losses. Provisions for title losses, as a percentage of title revenues, were 9.2% and 9.3% for the second quarters of 2011 and 2010, respectively. The second quarter of 2011 included $4.8 million of charges to increase the reserves on several existing large losses. Excluding the impact of large losses, title losses were 8.0% of title revenues for the three months ended June 30, 2011. The second quarter 2010 included a $5.3 million charge relating to adjustments to previously recorded large title losses, partially offset by an insurance recovery of $0.9 million on a previously recognized title loss. Provisions for title losses, as a percentage of title revenues, were 9.3% in the second quarter of 2010 and excluding the impact of the large title losses in the period were 8.2%. These adjusted percentages are non-GAAP measures; however, management believes they are important to investors in understanding title loss ratios. Cash claim payments decreased 19.6% from the second quarter 2010 and 17.8% from the first quarter 2011.
Income taxes. Our effective tax rates were (48.6%) and 38.3% for the second quarters of 2011 and 2010, respectively, based on losses before taxes and after deducting earnings of noncontrolling interests, which aggregated $4.0 million and $15.3 million for the second quarters of 2011 and 2010, respectively. The second quarter 2011 income tax benefit resulted from favorable tax adjustments primarily in our foreign operations partially offset by income tax expense related to foreign, state and federal income taxes associated with subsidiary earnings that are not included in our U.S. consolidated federal tax return.

Our effective income tax rate for the second quarter of 2010 was impacted by a $0.4 million increase in the valuation allowance against our deferred tax assets. The net income tax benefit expense recorded in the second quarter of 2010 is principally related to foreign taxes, state taxes and income taxes associated with subsidiaries not included in our consolidated federal tax return.
Six months ended June 30, 2011 compared with six months ended June 30, 2010
Title revenues. Revenues from direct title operations increased $4.4 million, or 1.5%, in the first six months of 2011 compared to the first six months of 2010 primarily due an increase in commercial and large transactions, partially offset by a decrease in the number of closings. The largest revenue increases were in California, Florida, and foreign operations other than Canada. These increases were partially offset by decreases in New York, Texas, and Canada. Commercial revenues increased 22.1%, or $9.4 million.
Direct operating revenues, excluding large commercial policies, decreased 2.0% in the first six months of 2011 compared to the first six months of 2010, primarily due to fewer direct orders closed. The average revenue per closing, excluding large commercial policies, increased 5.5% in the first six months of 2011 compared to the first six months of 2010. Direct orders closed, including large commercial policies, decreased 7.1% in the first six months of 2011 compared to the first six months of 2010, although the average revenue per closing, including large commercial policies, increased 9.2% during the same period. Our decrease in direct orders closed and increase in average revenue per closing are driven by a different mix of closings, with the first six months of 2011 experiencing more large commercial closings and fewer residential refinancing closings than in the first six months of 2010. On average, refinance premium rates are 60% of the title premium revenue of a similarly priced sale transaction.
Revenues from independent agencies decreased $27.4 million, or 6.3%, in the first six months of 2011 compared to the first six months of 2010. This decrease is largely due to a decline in transaction volumes from large agents as a result of fewer refinancing transactions occurring in the first six months of 2011 compared with the same period in 2010. The largest decreases in revenues from agencies during the first six months of 2011 were in California, New Jersey and Utah, partially offset by increases in New York.
Since the beginning of the current downturn in real estate markets across the country, the median selling price of homes has fallen 17.9% from August 2007 to June 2011, which has resulted in lower premium revenue per resale closing. As a consequence, in 2009 we began a review of our premium rates in all states. Where possible, we are seeking to raise rates or to modify agency splits (the percent of premium remitted to the underwriter compared to the amount retained by the agency) to levels necessary to improve profitability from our agency operations. To date, we have increased title premium rates in 29 states and have increased remittance rates with our independent agencies in 38 states. As these efforts were ongoing during most of 2010 and into 2011, we have not yet realized a full year of increased remittances.
REI revenues. Real estate information operating revenues increased $15.7 million, or 41.2%, in the first six months of 2011 compared to the first six months of 2010. The increase was primarily due to a significant rise in demand for our loan modification services. Demand for these services is dependent on the number and scale of governmental programs and lender projects and can fluctuate significantly from quarter to quarter.
Investment income. Investment income decreased $2.5 million, or 24.2%, in the first six months of 2011 compared to the first six months of 2010, primarily due to decreases in the average invested balances and, to a lesser extent, decreases in yield. Certain realized investment gains and losses, which are included in our results of operations in investment and other (losses) gains — net, arise from the ongoing management of our investment portfolio for the purpose of improving performance.

For the six months ended June 30, 2011, investment and other (losses) gains — net include a $3.9 million charge relating to a loan guarantee obligation partially offset by realized gains of $2.5 million from the sale of debt instruments available-for-sale. The loan guarantee charge represents the payoff value on a defaulted third party loan on which we served as guarantor. As collateral for our guarantee, we hold a personal guarantee collateralized by equity in a private company. We are assessing the value of the assets the third party lender held as collateral (which we will assume ownership of), the ability of the individual guarantor to pay us, and the value of the equity in the private company supporting that individual guarantee. Since such evaluation has not been completed, no anticipated recovery is included in the financial statements for the period ended June 30, 2011.
For the six months ended June 30, 2010, investment and other gains (losses) — net included realized gains of $6.3 million primarily from a transfer of the rights to internally developed software, $2.9 million from the sale of debt and equity investments available-for-sale and $1.2 million from the sale of interests in subsidiaries.
Retention by agencies. Amounts retained by title agencies are based on agreements between agencies and our title underwriters. The average retention percentage may vary from year-to-year due to the geographical mix of agency operations, the volume of title revenues and, in some states, laws or regulations. On average, amounts retained by independent agencies, as a percentage of revenues generated by them, were 82.8% and 83.3% in the first six months of 2011 and 2010, respectively. We actively increased remittance rates with many of our independent agencies in 2010 and the first half of 2011, increasing the amount of premiums remitted by our independent agencies to our underwriters. As these efforts were ongoing during most of 2010, we have not yet realized a full year of increased remittances. Since remittance rates vary by state, geographic shifts in housing market activity may cause some quarter-to-quarter remittance rate fluctuation. As the year progresses, the overall remittance rate should remain on an upward trajectory as we complete this nationwide transition to higher remittance levels and begin to fully recognize the benefits of these increases. In addition, we expect the mix of agency business to normalize as real estate markets continue to stabilize nationally resulting in lower average retention percentages in the aggregate.
Employee costs. Our employee costs and certain other operating expenses are sensitive to inflation. Employee costs for the combined business segments remained relatively flat, increasing only 0.4%, in the first six months of 2011 compared to the first six months of 2010. We reduced our employee count company-wide by approximately 125 during the first six months of 2011, but the cost impact of these decreases was offset by increases in state unemployment tax rates in certain states as well as by increases in incentive compensation related to the significant improvement in commercial and REI operations. Going forward, we anticipate a continued reduction in employee costs as we move toward deployment of a new and more efficient title production system.
In our REI segment, total employee costs increased $1.0 million, or 8.9%, in the first six months of 2011 compared to the first six months of 2010, primarily due to increases in staffing driven by increased demand for our loan modification services.
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
Other operating expenses for the combined business segments decreased $8.7 million, or 6.6%, in the first six months of 2011 compared to the first six months of 2010. Costs fixed in nature decreased $5.1 million in the first six months of 2011 compared with the first six months of 2010 primarily due to decreases in rent and other occupancy expenses and insurance costs. Costs that follow, to varying degrees, changes in transaction volumes and revenues decreased $4.2 million in the first six months of 2011 compared with the first six months of 2010, primarily related to a reduction in bad debt expense and a decrease in title plant expenses. Costs that fluctuate independently of revenues were relatively flat in the first six months of 2011 compared with the first six months of 2010.

Title losses. Provisions for title losses, as a percentage of title operating revenues, were 9.3% and 8.7% for the first six months of 2011 and 2010, respectively. Provisions for title losses in the first six months of 2011 included a $10.5 million charge to increase the estimated reserves of several existing large title losses. The first six months of 2010 included a $7.0 million charge relating to adjustments to estimated reserves on previously recorded large title losses, partially offset by an insurance recovery of $1.7 million on a previously recognized title loss.
Income taxes. Our effective tax rates were (37.6%) and (28.4%) for the first six months of 2011 and 2010, respectively, based on losses before taxes and after deducting noncontrolling interests, which aggregated $3.2 million and $15.2 million for the first six months of 2011 and 2010, respectively. Income tax expense for the six months ended June 30, 2011 and 2010 consists principally of taxes in foreign jurisdictions for our profitable international operations and of U.S. federal tax on entities not included in our U.S. consolidated return. Income tax expense was partially offset by favorable tax adjustments primarily in our foreign operations. For all periods presented, we recognized no net income tax benefit for pretax losses. A valuation allowance has been established against our U.S. federal deferred tax assets. The valuation allowance will be evaluated for reasonableness as we return to profitability.
LIQUIDITY AND CAPITAL RESOURCES
Our liquidity and capital resources represent our ability to generate cash flow to meet our obligations to our shareholders, customers (payments to satisfy claims on title policies), vendors, employees, lenders and others. As of June 30, 2011, our cash and investments, including amounts reserved pursuant to statutory requirements, aggregated $622.7 million.
A substantial majority of our consolidated cash and investments as of June 30, 2011 was held by Stewart Title Guaranty Company (Guaranty) and its subsidiaries. The use and investment of these funds, dividends to the holding company, and cash transfers between Guaranty and its subsidiaries and the holding company are subject to certain legal and regulatory restrictions. In general, Guaranty may use its cash and investments in excess of its legally-mandated statutory premium reserve (established in accordance with requirements under Texas law) to fund its insurance operations, including claims payments. Guaranty may also, subject to certain limitations and upon regulatory approval, pay dividends to the holding company and/or provide funds to its subsidiaries (whose operations consist principally of field title offices) for their operating and debt service needs.
A summary of our net consolidated cash flows for the six months ended June 30 follows:

	2011	2010
	(dollars in millions)
Net cash (used) provided by operating activities	(6.5)	5.6
Net cash (used) provided by investing activities	(22.4)	244.4
Net cash used by financing activities	(3.7)	(224.3)
Operating activities
Our principal sources of cash from operations are premiums on title policies, and fees for title service-related transactions and loan modification services. Our independent agencies remit cash to us net of their contractual retention. Our principal cash expenditures for operations are employee costs, operating costs and title claims payments.

Our decreased cash flow from operations for the first six months of 2011 compared to the first six months of 2010 was primarily due to the one-time receipt of a $50.9 million income tax refund in the first quarter of 2010. Excluding the impact of this cash receipt, net cash from operations improved by $38.8 million in the current year. This improvement was largely driven by increased revenues in our real estate information services segment. Also, although transaction volume in our direct title operations has declined, a shift in mix to a higher proportion of resale transactions versus refinance transactions has resulted in a higher overall cash yield per transaction. While we do not track the transaction mix of our independent agents, we believe this shift in mix has also positively influenced cash flow from this channel. Also improving cash flow from our independent agent network is an increase in our average cash remittance rate from 16.7% in the first six months of 2010 to 17.2% in the first six months of 2011. Further, the growth in revenues in our commercial operations, which generate much larger fees per transaction than residential operations, has contributed to the improved cash flow. Cash payments on title claims were also improved with payments totaling $65.4 million in the first six months of 2011 compared to $74.8 million in the first six months of 2010.
Our business continues to be labor intensive, although we have made significant progress in automating our production processes. We have centralized order processing into Regional Production Centers, which allows us to more easily adjust staffing levels as order volumes fluctuate. There are typically delays between changes in market conditions and changes in staffing levels; therefore, employee costs do not change at the same rate as revenues change.
The insurance regulators of the states in which our underwriters are domiciled require our statutory premium reserves to be fully funded, segregated and invested in high-quality securities and short-term investments. As of June 30, 2011, cash and investments funding the statutory premium reserve aggregated $402.9 million and our statutory estimate of claims that may be reported in the future totaled $361.8 million. In addition to this restricted cash and investments, we had unrestricted cash and investments (excluding equity method investments) of $124.9 million, which are available for underwriter operations, including claims payments.
Investing activities
Cash from investing activities was generated principally by proceeds from investments matured and sold in the amounts of $140.5 million and $119.5 million for the first six months of 2011 and 2010, respectively. We used cash for the purchases of investments in the amounts of $148.4 million and $91.7 million for the first six months of 2011 and 2010, respectively. The cash from sales and maturities not reinvested was used principally to fund operations.
Capital expenditures were $11.1 million and $3.8 million for the first six months of 2011 and 2010, respectively. We maintain investment in capital expenditures at a level that enables us to implement technologies increasing our operational and back-office efficiencies. Notwithstanding this, we also continue to aggressively manage cash flow and, therefore, overall capital spending will continue to be at relatively reduced levels.
In June 2011, we paid $3.9 million in satisfaction of a loan guaranty obligation on a defaulted third-party loan.
Financing activities and capital resources
Total debt and stockholders’ equity were $71.7 million and $456.2 million, respectively, as of June 30, 2011. Included in total debt are $65.0 million principal amount of convertible senior notes which mature October 2014 if not converted into shares of common stock. We repaid $1.6 million and $5.5 million of debt in accordance with the underlying terms of the debt instruments for the six months ended June 30, 2011 and 2010, respectively. We also have available a $10.0 million bank line of credit, expiring in June 2013, under which no borrowings were outstanding at June 30, 2011.
As previously disclosed and in accordance with a settlement agreement in the amount of $7.6 million, we issued 635,863 shares of Common Stock in January 2011 to settle our “wage and hour” class action lawsuits filed in California state and federal courts against our subsidiary Stewart Title California, Inc. We did not receive any proceeds from the issuance of these shares. Additionally in the second quarter of 2011, we satisfied a residual note balance of $1.3 million related to the acquisition of remaining interest in a subsidiary through the issuance of stock held in treasury.

Effect of changes in foreign currency rates
The effect of changes in foreign currency rates on the consolidated statements of cash flows was a net increase in cash and cash equivalents of $0.9 million for the first six months of 2011 as compared to a net decrease of $0.9 million for the first six months of 2010. Our principal foreign operating unit is in Canada, and, on average, the value of the U.S. dollar relative to the Canadian dollar decreased during the first six months of 2011.
***********
Throughout 2010 and continuing in 2011, we have worked to increase title premium rates charged and premium remittance rates to our underwriters. As of June 30, 2011, we have increased title premium rates in 29 states and have increased remittance rates with our independent agencies in 38 states. In addition, we have continued to reduce our employee count and other operating costs. We anticipate improved operating results, and thus cash flow, in 2011 from the impact of these actions and from our REI businesses and will continue to seek rate increases or modify agency splits where appropriate, as well as aggressively seek opportunities to lower operating costs. We will also continue to consider opportunities to enter into new lines of business or to supplement and expand existing lines of business (for example, our acquisition of PMH Financial in July 2011) in order to improve our results of operations and cash flows.
We believe we have sufficient liquidity and capital resources to meet the cash needs of our ongoing operations. However, if we determine that supplemental debt, including additional convertible debentures, or equity funding is warranted or can be obtained on favorable terms to provide additional liquidity, we may pursue those sources of cash. Other than scheduled maturities of debt, operating lease payments and anticipated claims payments in 2011, we have no material commitments. We expect that cash flows from operations and cash available from our underwriters, subject to regulatory restrictions, will be sufficient to fund our operations, including claims payments. However, to the extent that these funds are not sufficient, we may be required to borrow funds on terms less favorable than we currently have, or seek funding from the equity market, which may not be successful or may be on terms that are dilutive to existing shareholders.
Contingent liabilities and commitments. As of June 30, 2011, we were contingently liable for guarantees of indebtedness owed primarily to banks and others by certain third parties. Additionally, in the ordinary course of business, we guarantee third-party indebtedness of certain consolidated subsidiaries. As of June 30, 2011, these guarantees totaled $4.2 million, and they expire no later than 2019. These guarantees largely relate to unused letters of credit amounting to $3.5 million, for workers’ compensation self-insurance coverage. The maximum potential future payments for the indebtedness guarantees were not more than the related notes payable recorded in the condensed consolidated balance sheet. The Company also guarantees the indebtedness related to lease obligations of certain of its consolidated subsidiaries. The maximum future lease obligations arising from these lease-related guarantees are not more than the Company’s future minimum lease payments.
Other comprehensive earnings. Unrealized gains and losses on investments and changes in foreign currency exchange rates are reported net of deferred taxes in accumulated other comprehensive earnings, a component of stockholders’ equity, until realized. For the six months ended June 30, 2011, net unrealized investment gains of $1.1 million, which increased our comprehensive income, were primarily related to temporary increases in fair market values of corporate and government bond investments. For the six months ended June 30, 2010, net unrealized investment gains of $5.5 million, which decreased our comprehensive loss, were primarily related to temporary increases in fair market values of corporate bond investments. Changes in foreign currency exchange rates, primarily related to our Canadian operations, increased comprehensive income by $0.9 million, net of taxes, for the six months ended June 30, 2011 and were relatively unchanged for the first six months of 2010.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes during the quarter ended June 30, 2011 in our investment strategies, types of financial instruments held or the risks associated with such instruments that would materially alter the market risk disclosures made in our Annual Report on Form 10-K for the year ended December 31, 2010.
Item 4. Controls and Procedures
Our principal executive officers and principal financial officer are responsible for establishing and maintaining disclosure controls and procedures. They evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2011, and have concluded that, as of such date, our disclosure controls and procedures are adequate and effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officers and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As a result, no corrective actions were required or undertaken.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
See discussion of legal proceedings in NOTE 9 to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Report, which is incorporated by reference into this Part II, Item 1, as well as Item 3. Legal Proceedings, in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 1A. Risk Factors
There have been no changes during the quarter ended June 30, 2011 to our risk factors as listed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.
Item 5. Other Information
We had a book value per share of $23.64 and $24.40 as of June 30, 2011 and December 31, 2010, respectively. As of June 30, 2011, our book value per share was based on approximately $456.2 million in stockholders’ equity and 19,296,835 shares of Common and Class B Common Stock outstanding. As of December 31, 2010, our book value per share was based on approximately $448.3 million in stockholders’ equity and 18,375,058 shares of Common and Class B Common Stock outstanding.
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

August 3, 2011 Date

Stewart Information Services Corporation Registrant

By:	/s/ J. Allen Berryman
J. Allen Berryman, Executive Vice President,
Chief Financial Officer, Secretary, Treasurer
and Principal Financial Officer

INDEX TO EXHIBITS

Exhibit

3.1		-	Amended and Restated Certificate of Incorporation of the Registrant, dated May 1, 2009 (incorporated by reference in this report from Exhibit 3.1 of the Current Report on Form 8-K filed May 5, 2009)

3.2		-	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant, dated April 30, 2010 (incorporated by reference in this report from Exhibit 3.2 of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010)

3.3		-	By-Laws of the Registrant, as amended March 13, 2000 (incorporated by reference in this report from Exhibit 3.2 of the Annual Report on Form 10-K for the year ended December 31, 2000)

4.1		-	Rights of Common and Class B Common Stockholders (incorporated by reference to Exhibits 3.1 and 3.2 hereto)

4.2		-	Indenture related to 6.0% Convertible Senior Notes due 2014, dated as of October 15, 2009, by and between the Registrant, the Guarantors party thereto, and Wells Fargo Bank, N.A., as trustee (incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K filed October 15, 2009)

4.3		-	Form of 6.0% Convertible Senior Note due 2014 (incorporated by reference from Exhibit 4.2 to the Current Report on Form 8-K filed October 15, 2009)

31.1	*	-	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	-	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	*	-	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	-	Certification of Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	-	Certification of Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	*	-	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	**	-	XBRL Instance Document

101.SCH	**	-	XBRL Taxonomy Extension Schema Document

101.CAL	**	-	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	**	-	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	**	-	XBRL Taxonomy Extension Label Linkbase Document

Exhibit

101.PRE	**	-	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.