Form 10-Q
period 2011-09-30
STEWART INFORMATION SERVICES CORP
filed 2011-11-02
CIK 94344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On October 28, 2011, the following shares of each of the issuer’s classes of common stock were outstanding:

Common, $1 par value	18,247,925
Class B Common, $1 par value	1,050,012

FORM 10-Q QUARTERLY REPORT
QUARTER ENDED SEPTEMBER 30, 2011

Item	Page
PART I – FINANCIAL INFORMATION

1. Financial Statements	1
2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
3. Quantitative and Qualitative Disclosures About Market Risk	26
4. Controls and Procedures	27

PART II – OTHER INFORMATION

1. Legal Proceedings	27
1A. Risk Factors	27
5. Other Information	27
6. Exhibits	27

Signature	28
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

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE EARNINGS (LOSS)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
		($000 omitted, except per share)
Revenues
Title insurance:
Direct operations	164,411	161,949	469,482	462,654
Agency operations	228,350	242,938	633,988	675,962

Real estate information	22,494	19,673	76,443	57,874
Investment income	4,287	4,281	12,029	14,496
Investment and other (losses) gains– net	(1,013)	1,224	(2,115)	11,932

	418,529	430,065	1,189,827	1,222,918

Expenses
Amounts retained by agencies	188,355	202,167	524,103	562,722
Employee costs	114,461	113,160	348,973	346,795
Other operating expenses	66,717	70,476	190,093	202,558
Title losses and related claims	35,200	39,050	101,384	102,836
Depreciation and amortization	4,751	5,132	14,343	16,744
Interest	1,356	1,355	3,928	4,307

	410,840	431,340	1,182,824	1,235,962

Earnings (loss) before taxes and noncontrolling interests	7,689	(1,275)	7,003	(13,044)
Income tax expense (benefit)	1,381	(30)	2,570	4,294

Net earnings (loss)	6,308	(1,245)	4,433	(17,338)
Less net earnings attributable to noncontrolling interests	1,766	1,783	4,244	5,225

Net earnings (loss) attributable to Stewart	4,542	(3,028)	189	(22,563)

Comprehensive earnings (loss):
Net earnings (loss)	6,308	(1,245)	4,433	(17,338)
Other comprehensive earnings, net of tax (benefit) expense of ($2,681), $4,060, $214 and $6,929	4,423	9,609	6,414	13,442

Comprehensive earnings (loss)	10,731	8,364	10,847	(3,896)
Less comprehensive earnings attributable to noncontrolling interests	1,766	1,783	4,244	5,225

Comprehensive earnings (loss) attributable to Stewart	8,965	6,581	6,603	(9,121)

Basic average shares outstanding (000)	19,234	18,335	19,095	18,304
Basic earnings (loss) per share attributable to Stewart	0.24	(0.17)	0.01	(1.23)

Dilutive average shares outstanding (000)	24,344	18,335	19,095	18,304
Diluted earnings (loss) per share attributable to Stewart	0.22	(0.17)	0.01	(1.23)

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	September 30,	December 31,
	2011	2010
	($000 omitted)
Assets
Cash and cash equivalents	108,535	144,564
Cash and cash equivalents – statutory reserve funds	14,631	9,926

	123,166	154,490

Short-term investments	32,472	33,457

Investments in debt and equity securities available-for-sale, at fair value:
Statutory reserve funds	396,155	396,317
Other	61,133	54,007

	457,288	450,324
Receivables:
Notes	10,473	10,747
Premiums from agencies	43,303	45,399
Income taxes	7,811	651
Trade and other receivables	43,926	41,323
Allowance for uncollectible amounts	(17,666)	(19,438)

	87,847	78,682
Property and equipment, at cost
Land	6,418	6,445
Buildings	23,797	23,769
Furniture and equipment	236,568	250,355
Accumulated depreciation	(208,466)	(219,000)

	58,317	61,569

Title plants, at cost	77,406	77,397
Real estate, at lower of cost or net realizable value	2,382	3,266
Investments in investees, on an equity method basis	17,909	17,608
Goodwill	216,277	206,861
Intangible assets, net of amortization	7,541	8,228
Other assets	54,120	49,324

	1,134,725	1,141,206

Liabilities
Notes payable	13,522	8,784
Convertible senior notes	64,469	64,338
Accounts payable and accrued liabilities	76,261	95,666
Estimated title losses	489,873	495,849
Deferred income taxes	25,581	28,236

	669,706	692,873

Contingent liabilities and commitments

Stockholders’ equity
Common and Class B Common Stock and additional paid-in capital	151,998	143,264
Retained earnings	282,855	282,666
Accumulated other comprehensive earnings	20,024	13,610
Treasury stock – 352,161 and 476,227 common shares, at cost	(2,666)	(4,330)

Stockholders’ equity attributable to Stewart	452,211	435,210
Noncontrolling interests	12,808	13,123

Total stockholders’ equity (19,297,975 and 18,375,058 shares outstanding)	465,019	448,333

	1,134,725	1,141,206

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months
	Ended September 30,
	2011	2010
	($000 omitted)
Reconciliation of net earnings (loss) to cash (used) provided by operating activities:
Net earnings (loss)	4,433	(17,338)
Add (deduct):
Depreciation and amortization	14,343	16,744
Provision for bad debt	1,250	3,269
Investment and other losses (gains) – net	2,115	(11,932)
Payments for title losses in excess of provisions	(6,501)	(19,907)
Insurance recoveries of title losses	3,210	6,599
(Increase) decrease in receivables – net	(6,626)	41,737
Increase in other assets – net	(566)	(2,534)
Decrease in payables and accrued liabilities – net	(15,622)	(5,743)
Decrease in net deferred income taxes	(2,869)	(158)
Net earnings from equity investees	(1,043)	(1,487)
Dividends received from equity investees	1,889	1,906
Other – net	1,052	3,204

Cash (used) provided by operating activities	(4,935)	14,360

Investing activities:
Proceeds from investments available-for-sale matured and sold	172,783	173,881
Purchases of investments available-for-sale	(170,017)	(140,534)
Proceeds from redemptions of investments – pledged	—	217,225
Purchases of property and equipment and title plants – net	(13,788)	(9,045)
Increases in notes receivable	(324)	(420)
Collections on notes receivable	650	641
Change in cash and cash equivalents due to sale and deconsolidation of subsidiaries (see below)	—	(1,873)
Cash paid for the acquisition of subsidiaries and other – net (see below)	(8,262)	—
Cash paid for loan guarantee obligation	(3,928)	—
Net cash (paid) received for other assets, cost-basis investments, equity investees and other	(77)	4,654

Cash (used) provided by investing activities	(22,963)	244,529

Financing activities:
Payments on notes payable	(4,688)	(15,806)
Payments on line of credit	—	(216,141)
Purchase of remaining interest of consolidated subsidiaries	—	(4,116)
Proceeds from notes payable	6,500	2,834
Distributions to noncontrolling interests	(4,457)	(5,485)
Contributions from noncontrolling interests	13	—

Cash used by financing activities	(2,632)	(238,714)

Effects of changes in foreign currency exchange rates	(794)	270

(Decrease) increase in cash and cash equivalents	(31,324)	20,445

Cash and cash equivalents at beginning of period	154,490	116,100

Cash and cash equivalents at end of period	123,166	136,545

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months
	Ended September 30,
	2011	2010
	($000 omitted)
Supplemental information:
Settlement of wage and hour litigation through issuance of Common Stock	7,582	—
Settlement of note payable through issuance of Common Stock held in treasury	1,299	—

Changes in financial statement amounts due to purchase of subsidiary:
Goodwill acquired	9,416	—
Receivables and other assets acquired	5,767	—
Liabilities acquired	(3,671)	—
Debt assumed	(3,250)	—

Cash paid for the acquisition of subsidiaries and other — net	8,262	—

Changes in financial statement amounts due to sale and deconsolidation of subsidiaries:
Note receivable	—	2,433
Investments in investees, on an equity method basis	—	5,315
Goodwill	—	(5,902)
Title plants	—	(1,048)
Property and equipment, net of accumulated depreciation	—	(1,564)
Intangible asset, net of amortization	—	2,928
Other – net	—	(814)
Liabilities	—	1,390
Noncontrolling interests	—	336
Investment and other gains – net	—	(1,201)

Change in cash and cash equivalents due to sale and deconsolidation of Subsidiaries	—	1,873

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1
Interim financial statements. The financial information contained in this report for the three and nine months ended September 30, 2011 and 2010, and as of September 30, 2011, is unaudited. This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
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
B. Consolidation. The condensed consolidated financial statements include all subsidiaries in which the Company owns more than 50% of the voting rights to electing directors. All significant intercompany amounts and transactions have been eliminated and provisions have been made for noncontrolling interests. Unconsolidated investees, in which the Company typically owns 20% through 50% of the equity, are accounted for by the equity method.
C. Reclassifications. Certain amounts in the 2010 interim financial statements have been reclassified for comparative purposes. Net losses, as previously reported, were not affected.
D. Recent Significant Accounting Pronouncements. In September 2011, the Intangibles-Goodwill and Other Topic of the FASB ASC was amended. The result of the issuance is an added initial qualitative step in performing the goodwill impairment analysis. The amendment is effective as of the beginning of the first annual and interim reporting periods that begin after December 15, 2011, with early adoption permissible. The Company will adopt the amendment as of January 1, 2012.
NOTE 2
Investments in debt and equity securities. The amortized costs and fair values follow:

	September 30, 2011		December 31, 2010
		Fair		Fair
	Amortized costs	values	Amortized costs	values
		($000 omitted)
Debt securities:
Municipal	31,864	33,382	39,589	40,185
Corporate and utilities	229,426	235,572	228,270	229,972
Foreign	154,385	161,198	155,977	157,745
U.S. Government	20,737	22,648	20,792	22,422
Equity securities	5,005	4,488	—	—

	441,417	457,288	444,628	450,324

Gross unrealized gains and losses were:

	September 30, 2011		December 31, 2010
	Gains	Losses	Gains	Losses
		($000 omitted)
Debt securities:
Municipal	1,525	7	1,235	639
Corporate and utilities	9,143	2,997	4,574	2,872
Foreign	6,815	2	1,861	93
U.S. Government	1,911	—	1,634	4
Equity securities	—	517	—	—

	19,394	3,523	9,304	3,608

Debt securities as of September 30, 2011 mature, according to their contractual terms, as follows (actual maturities may differ due to call or prepayment rights):

		Fair
	Amortized costs	values
	($000 omitted)
In one year or less	34,076	34,416
After one year through five years	214,176	161,249
After five years through ten years	152,540	116,204
After ten years	35,620	140,931

	436,412	452,800

As of September 30, 2011, gross unrealized losses on investments and the fair values of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were:

	Less than 12 months		More than 12 months		Total
	Losses	Fair values	Losses	Fair values	Losses	Fair values
			($000 omitted)
Debt securities:
Municipal	7	1,178	—	—	7	1,178
Corporate and utilities	2,995	81,901	2	1,752	2,997	83,653
Foreign	2	623	—	—	2	623
U.S. Government	—	—	—	—	—	—
Equity securities	518	4,486	—	—	518	4,486

	3,522	88,188	2	1,752	3,524	89,940

The unrealized loss positions were primarily caused by interest rate fluctuations. The number of investments in an unrealized loss position as of September 30, 2011 was 57. Since the Company does not intend to sell and will more-likely-than-not maintain each debt security until its anticipated recovery, and no significant credit risk is deemed to exist, these investments are not considered other-than-temporarily impaired.

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
NOTE 3
Fair value measurements. The Fair Value Measurements and Disclosures Topic of the FASB ASC defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal, or most advantageous, market for the asset or liability in an orderly transaction between market participants at the measurement date. The Fair Value Measurements Topic establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs when possible. The three levels of inputs used to measure fair value are as follows:
•	Level 1 — quoted prices in active markets for identical assets or liabilities;

•	Level 2 — observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data; and

•	Level 3 — unobservable inputs that are supported by little or no market activity and that are significant to the fair values of the assets or liabilities, including certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

As of September 30, 2011, financial instruments measured at fair value on a recurring basis are summarized below:

			Fair value
	Level 1	Level 2	measurements
		($000 omitted)
Short-term investments	32,472	—	32,472
Investments available-for-sale:
Debt securities:
Municipal	—	33,382	33,382
Corporate and utilities	—	235,572	235,572
Foreign	161,198	—	161,198
U.S. Government	22,648	—	22,648
Equity securities	4,488	—	4,488

	220,806	268,954	489,760

As of September 30, 2011, Level 1 financial instruments consist of short-term investments, U.S. and foreign government bonds and equity securities. Level 2 financial instruments consist of municipal and corporate bonds. The municipal bonds are valued using a third-party pricing service, and the corporate bonds are valued using actual transaction levels, independent broker/dealer quotes or information, or a combination thereof. When no relevant broker/dealer information can be obtained, the third-party service price will be used. The third-party pricing service for both municipal and corporate bonds determines a consensus price derived from prices provided by various broker/dealers that meet certain statistical requirements within a predefined statistical deviation. If a consensus price cannot be determined, then the third-party providing service, by using a recognized pricing model, a theoretical value, based on where similar bonds, as defined by credit quality and market sector have traded, is used.
NOTE 4
Investment income. Gross realized investment and other gains and losses follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
		($000 omitted)
Realized gains	884	1,860	4,476	13,399
Realized losses	(1,897)	(636)	(6,591)	(1,467)

	(1,013)	1,224	(2,115)	11,932

Expenses assignable to investment income were insignificant. There were no significant investments as of September 30, 2011 that did not produce income during the year.

Proceeds from the sales of investments available-for-sale follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
		($000 omitted)
Proceeds from sales of investments available-for-sale	15,406	40,051	126,165	140,986

For the nine months ended September 30, 2011, investment and other (losses) gains — net included realized losses on the impairment of cost-basis investments of $1.2 million and a loan guarantee obligation of $3.9 million. The realized losses were partially offset by realized gains of $3.1 million from the sale of debt investments available-for-sale.
For the nine months ended September 30, 2010, investment and other (losses) gains — net included realized gains of $6.3 million primarily from a transfer of the rights to internally developed software, $4.3 million from the sale of debt investments available-for-sale, and $1.2 million from the sale of interests in subsidiaries.
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
There were no options granted for option awards during the nine months ended September 30, 2011 and 2010 and, accordingly, no compensation expense has been reflected in the accompanying condensed consolidated financial statements.
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
For the three and nine months ended September 30, 2011 and 2010, the Company did not have any dilutive shares under the treasury stock method mentioned above since the exercise prices of the options were greater than the weighted-average market value of the shares, which excludes them from the diluted earnings calculation.
For the nine months ended September 30, 2011, the Company did not present diluted earnings per share using the if-converted method mentioned above since the add back of the tax affected interest expense on the convertible debt resulted in antidilution. Also, since the Company reported a net loss after adjustments related to the if-converted method for the three and nine months ended September 30, 2010, there were no calculations of diluted per share amounts for these period.
The calculation of the diluted earnings per share using the if-converted method is as follows for the three months ended September 30, 2011:

For the Three
Months Ended
September 30,
2011
($000’s omitted,
except per share
data)

Numerator:
Net earnings attributable to Stewart	4,542
Interest expense, net of tax effects	785

If-converted net earnings attributable to Stewart	5,327

Denominator (000):
Basic average shares outstanding	19,234
Dilutive average number of shares relating to convertible senior notes	5,047
Dilutive average number of shares relating to restricted shares grant	63

Dilutive average shares outstanding	24,344

Diluted earnings per share attributable to Stewart	0.22

NOTE 7
Contingent liabilities and commitments. As of September 30, 2011, the Company was contingently liable for guarantees of indebtedness owed primarily to banks and others by certain third parties totaling $0.7 million. Additionally, in the ordinary course of business, the Company guarantees the third-party indebtedness of certain of its consolidated subsidiaries, which aggregated $3.5 million as of September 30, 2011, and related primarily to unused letters of credit for workers’ compensation self-insurance coverage. These guarantees expire no later than 2019. The maximum potential future payments for the indebtedness guarantees were not more than the related notes payable recorded in the condensed consolidated balance sheet. The Company also guarantees the indebtedness related to lease obligations of certain of its consolidated subsidiaries. The maximum future obligations arising from these lease-related guarantees are not more than the Company’s future minimum lease payments.
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
Selected statement of operations information related to these segments follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
		($000 omitted)
Revenues:
Title	396,035	410,392	1,113,384	1,165,044
REI	22,494	19,673	76,443	57,874

	418,529	430,065	1,189,827	1,222,918

Intersegment revenues:
Title	62	17	165	202
REI	971	711	2,322	1,894

	1,033	728	2,487	2,096

Depreciation and amortization:
Title	4,339	4,585	12,583	14,833
REI	412	547	1,760	1,911

	4,751	5,132	14,343	16,744

Earnings (loss) before taxes and noncontrolling interests:
Title	147	(9,250)	(27,482)	(35,012)
REI	7,542	7,975	34,485	21,968

	7,689	(1,275)	7,003	(13,044)

Selected balance sheet information as of September 30 and December 31, respectively, related to these segments follows:

	2011	2010
	($000 omitted)

Identifiable assets:
Title	1,072,055	1,082,083
REI	62,670	59,123

	1,134,725	1,141,206

Revenues generated in the United States and all international operations follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
		($000 omitted)
United States	387,275	405,936	1,107,924	1,146,819
International	31,254	24,129	81,903	76,099

	418,529	430,065	1,189,827	1,222,918

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
After a 10 week trial, the jury returned a verdict of no damages, favorable to STGC and STGM, on April 29, 2011. Judgment was entered on June 30, 2011. Both Citigroup Global Markets Realty Corp. and K.R. Playa VI, S de R.L. de C.V. subsequently filed motions for new trial and motions for judgment notwithstanding the verdict, which the State District Court denied by orders dated September 12, 2011. Citigroup Global Markets Realty Corp. and K.R. Playa VI, S de R.L. de C.V. filed notices of appeal on September 28, 2011. The Company does not believe that the outcome will materially affect its consolidated financial condition or results of operations.
*   *   *
In January 2009, an action was filed by individuals against Stewart Title Guaranty Company, Stewart Title of California, Inc., Cuesta Title Company and others in the Superior Court of California for the County of San Luis Obispo alleging that the plaintiffs have suffered damages relating to loans they made through Hurst Financial Corporation to an individual named Kelly Gearhart and entities controlled by Gearhart. Thereafter, several other lawsuits making similar allegations, including a lawsuit filed by several hundred individuals, were filed in San Luis Obispo Superior Court, and one such lawsuit was removed to the United States District Court for the Central District of California. The defendants vary from case to case, but Stewart Information Services Corporation, Stewart Title Company and Stewart Title Insurance Company have also each been sued in at least one of the cases. Each of the complaints alleges some combination of the following purported causes of action: breach of contract, negligence, fraud, aiding and abetting fraud, constructive fraud, breach of fiduciary duty, breach of implied covenant of good faith and fair dealing, financial elder abuse, violation of California Business and Professions Code Section 17200, negligent misrepresentation, conversion, conspiracy, alter ego, specific performance and declaratory relief. The Company has demurred to or moved to dismiss the complaints in the actions where responses to the complaints have been due. Although the San Luis Obispo Superior Court has sustained demurrers to certain causes of action and certain individuals and entities and dismissed Stewart Information Services Corporation from one case without leave to amend, and plaintiffs in one case have dismissed Stewart Title Insurance Company following the Court’s sustaining of Stewart Title Insurance Company’s demurrer, the Court has overruled the demurrers as to some causes of action. The United States District Court for the Central District of California granted the Company’s motion to dismiss the First Amended Complaint as to the claim for violation of the Racketeer Influenced and Corrupt Organizations Act, with prejudice, and remanded the remainder of the case to the San Luis Obispo Superior Court. The Company filed a motion to coordinate the cases for pretrial purposes, and the Court issued an order assigning all the cases to a single judge, an Order Coordinating Related Cases for Pre-Trial Purposes, and a First Case Management Order for the Related Cases. Discovery is ongoing. No trial dates have been set. Although the Company cannot predict the outcome of these actions, it is vigorously defending itself against the allegations and does not believe that the outcome will materially affect its consolidated financial condition or results of operations.

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
We reported net earnings of $4.5 million, or $0.22 per diluted share, for the third quarter ended September 30, 2011 on revenues of $418.5 million. These results compare to a net loss of $3.0 million, or $0.17 per diluted share, on revenues of $430.1 million for the third quarter ended September 30, 2010. Year-to-date earnings per diluted share were $0.01 in 2011 compared to a loss per share of $1.23 in the first nine months of 2010.
Total revenues decreased 2.7% in the third quarter 2011 compared with the same period in 2010. Operating revenues decreased 2.2%, with a 3.0% decline in title revenues partially offset by an increase of 14.3% in REI services. The decline in title revenues resulted primarily from declining home sales due to sluggish housing market conditions, but was partially mitigated by continuing improvement in commercial title premiums, which yielded a 12.4% increase in the third quarter 2011 versus the same period in 2010.
We continued to see improvements in our core operations during the third quarter. Our REI segment once again performed very well, and we further enhanced our already strong position for ongoing growth with the acquisition of PMH Financial during the quarter. Our direct title operations posted solid year-over-year growth in its contribution to earnings. The performance of our independent agency operations improved significantly as our efforts to increase remittance rates as well as enhance the overall quality of the network continue to bear fruit. Commercial revenues again showed year-over-year growth, while international operations expanded the trend of improving earnings. Underwriting operations were impacted by accruals for large title claims, although cash claims payments declined from prior year levels, an important leading indicator of future claims expense.
Our REI revenues increased 14.3% to $22.5 million in the third quarter 2011 from $19.7 million in the third quarter 2010. Revenues from loan modification services declined, as anticipated, from the very high levels of the past several quarters due to a natural shift in the business from the emphasis of lenders on collections and keeping people in their homes (home retention) to foreclosure and real estate owned (REO) business. This decline was more than offset by revenues from our REO services, a product line we significantly expanded with our acquisition of PMH Financial this quarter.
Title claims expense again declined when compared to the prior year, decreasing 9.9% for the third quarter 2011 compared to the same quarter in 2010, and remained relatively consistent when compared to the second quarter 2011. As a percentage of title operating revenues, title losses were 9.6%, 9.2% and 9.0% in the third quarter 2010, second quarter 2011, and the third quarter 2011, respectively. Claims expense in the third quarter 2010 included charges of $4.9 million relating to the establishment of reserves for large claims, while second quarter 2011 and third quarter 2011 included charges of $4.8 million and $4.7 million, respectively, to increase the estimated reserves on new and existing large claims.
We are on track to return to a normal loss ratio by the end of 2012, as year-to-date cash claim payments through the third quarter 2011 declined 11.8% compared to payments through third quarter 2010, and decreased 10.6% when comparing third quarter 2011 to third quarter 2010.

Losses incurred on known claims for the nine months ended September 30, 2011 decreased 10.4% compared to the same period in 2010. Incurred losses for the third quarter 2011 dropped 1.0% from the third quarter 2010.
CRITICAL ACCOUNTING ESTIMATES
Actual results can differ from our accounting estimates. While we do not anticipate significant changes in our estimates, there is a risk that such changes could have a material impact on our consolidated financial condition or results of operations for future periods.
Title loss reserves
Our most critical accounting estimate is providing for title losses associated with issued title insurance policies. Our liability for estimated title losses as of September 30, 2011 comprises both known claims ($129.6 million) and our estimate of claims that may be reported in the future ($360.3 million). The amount of the reserve represents the aggregate future payments (net of recoveries recognized) that we expect to incur on policy and escrow losses and in costs to settle claims.
Provisions for title losses, as a percentage of title operating revenues, were 9.2% and 9.0% for the nine months ended September 30, 2011 and 2010, respectively. Actual loss payment experience, including the impact of payments on large losses as well as changes in estimates for large losses, is the primary reason for increases or decreases in our loss provision. A change of 100 basis points in this percentage, a reasonably likely scenario based on our historical loss experience, would have increased or decreased our provision for title losses and pretax operating results approximately $11.0 million for the nine months ended September 30, 2011.
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
Our accruals for revenues on unreported policies from agencies were not material to our consolidated assets or stockholders’ equity as of September 30, 2011 and December 31, 2010. The differences between the amounts our agencies have subsequently reported to us compared to our estimated accruals are substantially offset by any differences arising from prior years’ accruals and have been immaterial to consolidated assets and stockholders’ equity during each of the three prior years. We believe our process provides the most reliable estimate of the unreported revenues on policies and appropriately reflects the trends in agency policy activity.

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
Based on these evaluations, we estimate and expense to current operations any loss in value of these assets. As part of our process, we obtain input from third-party appraisers regarding the fair value of our reporting units. While we are responsible for assessing whether an impairment of goodwill exists, we utilize the input from third-party appraisers to assess the overall reasonableness of our conclusions. There were no impairment write-offs of goodwill or other long-lived assets during the nine months ended September 30, 2011 or 2010.
Operations. Our business has two main operating segments: title insurance-related services and real estate information (REI). These segments are closely related due to the nature of their operations and common customers.
Our primary business is title insurance and settlement-related services. We close transactions and issue title policies on homes and commercial and other real properties located in all 50 states, the District of Columbia and international markets through policy-issuing offices and agencies. Our REI segment provides electronic delivery of data, products and services related to real estate and mortgage loss mitigation, bank real estate owned management services, default services, post-closing services, automated county clerk land records, property ownership mapping, geographic information systems, property information reports, document preparation, background checks and expertise in Internal Revenue Code Section 1031 tax-deferred property exchanges.

Factors affecting revenues. The principal factors that contribute to changes in operating revenues for our title and REI segments include:
•	mortgage interest rates;

•	ratio of purchase transactions compared with refinance transactions;

•	ratio of closed orders to open orders;

•	home prices;

•	volume of distressed property transactions;

•	consumer confidence;

•	demand by buyers;

•	number of households;

•	availability of loans for borrowers;

•	premium rates;

•	market share;

•	opening of new offices and acquisitions;

•	number of commercial transactions, which typically yield higher premiums; and

•	government or regulatory initiatives, including tax incentives or policy initiatives
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
RESULTS OF OPERATIONS
Comparisons of our results of operations for the three and nine months ended September 30, 2011 with the three and nine months ended September 30, 2010 follow. Factors contributing to fluctuations in our results of operations are presented in the order of their monetary significance and we have quantified, when necessary, significant changes. Results from our REI segment are included in our discussions regarding the three and nine months ended September 30, 2011 and 2010, and when relevant, we have discussed REI segment’s results separately.
Our statements on home sales and loan activity are based on published industry data from sources including Fannie Mae, the National Association of Realtors®, the Mortgage Bankers Association and Freddie Mac. We also use information from our direct operations.
Operating environment. Data as of September 2011 compared with the same period in 2010 indicates annualized sales of new homes, seasonally adjusted, remained relatively unchanged, and sales of existing homes, seasonally adjusted, increased 11.4%. September 2011 existing home sales were at a seasonally adjusted annual rate of 4.9 million versus 4.4 million a year earlier. Even though interest rates continue to be relatively low by historical standards, general economic conditions conducive to the housing market such as low unemployment, increasing household formation, and a comparatively low inventory of unsold homes, are not present. One-to-four family residential lending decreased from an estimated $463 billion in the third quarter 2010 to $286 billion in the second quarter 2011 (most recent actual data available), primarily driven by an estimated $151 billion decrease in refinance originations from the third quarter 2010 to the second quarter 2011 (most recent data available). Commercial lending activity industry-wide improved by 107% in the second quarter 2011 (most recent data available) compared with the same period of 2010.
According to Fannie Mae and other industry experts, the real estate and related lending markets continue to face challenges due to weakened consumer confidence, partially resulting from high unemployment. Mortgage originations are forecasted to decrease from $1.7 trillion in 2010 to $1.3 trillion in 2011, with reductions in both purchase and refinance originations.

Three months ended September 30, 2011 compared with three months ended September 30, 2010
Title revenues. Revenues from direct title operations increased $2.5 million, or 1.5%, in the third quarter 2011 compared to the third quarter 2010 primarily due to the increase in commercial and large transactions, partially offset by a decrease in the number of closings. The largest revenue increases were in Canada and other foreign operations and Texas, partially offset by decreases in New York. Revenues from commercial and other large transactions increased $2.8 million, or 12.4%, in the third quarter 2011 compared to the third quarter 2010.
Direct orders closed decreased 7.7% in the third quarter 2011 compared to the third quarter 2010, although the average revenue per file closed increased 8.8% for the same period. The increase in average revenue per file closed is driven by a change in the type of order closed, with the third quarter 2011 experiencing more large commercial closings and fewer residential refinancings than in the third quarter 2010. On average, refinance premium rates are 60% of the title premium revenue of a similarly priced sale transaction. Direct operating revenues, excluding large commercial policies, decreased 0.2% in the third quarter 2011 compared to the third quarter 2010. The average revenue per file closed, excluding large commercial policies, increased 10.6% in the third quarter 2011 compared to the third quarter 2010.
Revenues from independent agencies decreased $14.6 million, or 6.0%, in the third quarter 2011 compared to the third quarter 2010. This decrease is largely due to the decline in transaction volumes from large agents as a result of fewer refinancing transactions occurring in the third quarter 2011 compared with the same period in 2010. The largest decreases in revenues from agencies during the three months ended September 30, 2011 were in California, New Jersey and Washington, partially offset by large increases in New York and Ohio.
REI revenues. Real estate information operating revenues increased $2.8 million, or 14.3%, in the third quarter 2011 compared to the third quarter 2010. Revenues from loan modification services declined, as anticipated, from the very high levels of the past several quarters due to a natural shift in the business from the emphasis of lenders on collections and keeping people in their homes (home retention) to foreclosure and real estate owned (REO) business. This decline was more than offset by revenues from our REO services, a product line we significantly expanded with our acquisition of PMH Financial this quarter.
Investment income. Investment income in the third quarter 2011 was comparable to the third quarter 2010. Certain investment gains and losses, which are included in our results of operations in investment and other (losses) gains — net, were realized as part of the ongoing management of our investment portfolio for the purpose of improving performance.
For the third quarter 2011, investment and other (losses) gains — net included a $1.2 million charge related to the impairment of cost basis investments.
For the third quarter 2010, investment and other (losses) gains— net included realized gains of $1.4 million primarily from the sale of debt and equity investments available-for-sale, partially offset by realized losses of $0.5 million for the impairment of cost-basis investments.
Retention by agencies. Amounts retained by title agencies are based on agreements between agencies and our title underwriters. The average retention percentage may vary from year-to-year due to the geographic mix of agency operations, the volume of title revenues and, in some states, laws or regulations. On average, amounts retained by independent agencies, as a percentage of revenues generated by them, were 82.5% and 83.2% in the third quarters of 2011 and 2010, respectively. We actively increased remittance rates with many of our independent agencies in 2010 and throughout 2011, increasing the amount of premiums remitted by our independent agencies to our underwriters. As these efforts were ongoing during most of 2010 and in 2011, we have not yet realized a full year of increased remittances. Since remittance rates vary by state, geographic shifts in housing market activity may cause some quarter-to-quarter remittance rate fluctuations. As the year progresses, the overall remittance rate should remain on an upward trajectory as we complete this nationwide transition to higher remittance levels and begin to fully recognize the benefits of these increases. In addition, we expect the mix of agency business to normalize as real estate markets continue to stabilize nationally, resulting in lower average retention percentages in the aggregate.

Employee costs. Our employee costs and certain other operating expenses are sensitive to inflation. Employee costs in the third quarter 2011 were up 1.1% from the third quarter 2010. This increase in employee costs was driven primarily by the acquisition of PMH Financial. Excluding PMH, employee count has declined by more than 225 since September 30, 2010 and approximately 240 since the beginning of 2011. Partially offsetting the impact of the decline in employee count is increased overtime due to the sharp rise in open orders during the quarter as well as incentive compensation relating to the near-doubling of earnings contributed by the combined direct and REI operations. Overall, employee costs in the third quarter 2011 were down 1.8% sequentially from the second quarter 2011.
In our REI segment, total employee costs increased $2.3 million, or 43.5%, in the third quarter 2011 compared to the third quarter 2010 primarily due to increases in staffing from the acquisition of PMH Financial in the third quarter 2011.
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
In the third quarter 2011 compared with the same period in 2010, other operating expenses for the combined business segments decreased $3.8 million, or 5.3%. Costs fixed in nature decreased $0.6 million, or 2.0%, in the third quarter 2011, due to decreases in rent and other occupancy costs, professional fees and telephone costs partially offset by an increase in insurance costs. Costs that follow, to varying degrees, changes in transaction volumes and revenues were comparable to the third quarter 2010. Costs that fluctuate independently of revenues decreased $3.1 million, or 20.8%, in the third quarter 2011 primarily due to a decrease in litigation defense costs.
Title losses. Provisions for title losses, as a percentage of title operating revenues, were 9.0% and 9.6% for the third quarters of 2011 and 2010, respectively. The third quarter 2011 included $4.7 million of charges relating to the establishment of reserves for large title claims. Excluding the impact of large losses, title losses were 7.8% of title revenues for the three months ended September 30, 2011. The third quarter 2010 included a $4.9 million charge relating to adjustments to previously recorded large title losses. Excluding the impact of the large title losses in the third quarter 2010, title losses were 8.4% of revenues. These adjusted percentages are non-GAAP financial measures; however, management believes they are important to investors in understanding title loss ratios. Cash claim payments for third quarter 2011 decreased 10.6% from the third quarter 2010.
Income taxes. Our effective tax rates were (23.3%) and 1.0% for the third quarters 2011 and 2010, respectively, based on net earnings (loss) before taxes and after deducting earnings of noncontrolling interests, which aggregated $5.9 million and ($3.1) million for the third quarters 2011 and 2010, respectively. Income tax expense for the three months ended September 30, 2011 and 2010 consists principally of taxes in foreign jurisdictions for our profitable international operations and of U.S. federal tax on entities not included in our U.S. consolidated return. Income tax expense for the third quarter 2011 included a $1.5 million charge for the reversal of an intra-period income tax benefit that had been recorded in the second quarter related to cumulative losses in that quarter and a $1.7 million income tax benefit from the carry back of losses to prior periods.

Nine months ended September 30, 2011 compared with nine months ended September 30, 2010
Title revenues. Revenues from direct title operations increased $6.8 million, or 1.5%, in the first nine months of 2011 compared to the first nine months of 2010 primarily due to an increase in commercial and large transactions, partially offset by a decrease in the number of closings. The largest revenue increases were in Canada and other foreign operations, California and Florida. These increases were partially offset by a large decrease in New York. Commercial revenues increased 18.7%, or $12.2 million.
Direct operating revenues, excluding large commercial policies, decreased 1.4% in the first nine months of 2011 compared to the first nine months of 2010, primarily due to fewer direct orders closed. The average revenue per file closed, excluding large commercial policies, increased 6.6% in the first nine months of 2011 compared to the first nine months of 2010. Direct orders closed, including large commercial policies, decreased 7.3% in the first nine months of 2011 compared to the first nine months of 2010, although the average revenue per closing, including large commercial policies, increased 9.7% during the same period. Our decrease in direct orders closed and increase in average revenue per closing are driven by a different mix of closings, with the first nine months of 2011 experiencing more large commercial closings and fewer residential refinancing closings than in the first nine months of 2010. On average, refinance premium rates are 60% of the title premium revenue of a similarly priced sale transaction.
Revenues from independent agencies decreased $42.0 million, or 6.2%, in the first nine months of 2011 compared to the first nine months of 2010. This decrease is largely due to a decline in transaction volumes from large agents as a result of fewer refinancing transactions occurring in the first nine months of 2011 compared with the same period in 2010. The largest decreases in revenues from agencies during the first nine months of 2011 were in California, New Jersey and Utah, partially offset by increases in New York.
Since the beginning of the current downturn in real estate markets across the country, the median selling price of homes has fallen 26.3% from August 2007 to September 2011, which has resulted in lower premium revenue per resale closing. As a consequence, in 2009 we began a review of our premium rates in all states. Where possible, we are seeking to raise rates or to modify agency splits (the percent of premium remitted to the underwriter compared to the amount retained by the agency) to levels necessary to improve profitability from our agency operations. To date, we have increased title premium rates in 34 states and have increased remittance rates with our independent agencies in 38 states. As these efforts were ongoing during most of 2010 and into 2011, we have not yet realized a full year of increased remittances.
REI revenues. Real estate information operating revenues increased $18.6 million, or 32.1%, in the first nine months of 2011 compared to the first nine months of 2010. The increase was primarily due to a rise in demand for our loan modification services, although our acquisition of PMH Financial in third quarter 2011 largely accounted for this quarter’s revenue growth. Demand for loan modification services is dependent on the number and scale of governmental programs and lender projects and can fluctuate significantly from quarter to quarter.
Investment income. Investment income decreased $2.5 million, or 17.0%, in the first nine months of 2011 compared to the first nine months of 2010, primarily due to decreases in the average invested balances and, to a lesser extent, decreases in yield. Certain realized investment gains and losses, which are included in our results of operations in investment and other (losses) gains— net, arise from the ongoing management of our investment portfolio for the purpose of improving performance.
For the nine months ended September 30, 2011, investment and other (losses) gains— net include a $1.2 million charge related to impairment of cost basis investments and a $3.9 million charge relating to a loan guarantee obligation partially offset by realized gains of $2.5 million from the sale of debt instruments available-for-sale. The loan guarantee charge represents the payoff value on a defaulted third party loan on which we served as guarantor. As collateral for our guarantee, we hold a personal guarantee collateralized by equity in a private company. We are assessing the value of the assets the third party lender held as collateral (which we will assume ownership of), the ability of the individual guarantor to pay us, and the value of the equity in the private company supporting that individual guarantee. Since such evaluation has not been completed, no anticipated recovery is included in the financial statements for the period ended September 30, 2011.

For the nine months ended September 30, 2010, investment and other (losses) gains - net included realized gains of $6.3 million primarily from a transfer of the rights to internally developed software, $4.3 million from the sale of debt and equity investments available-for-sale and $1.2 million from the sale of interests in subsidiaries.
Retention by agencies. Amounts retained by title agencies are based on agreements between agencies and our title underwriters. The average retention percentage may vary from year-to-year due to the geographic mix of agency operations, the volume of title revenues and, in some states, laws or regulations. On average, amounts retained by independent agencies, as a percentage of revenues generated by them, were 82.7% and 83.3% in the first nine months of 2011 and 2010, respectively. We actively increased remittance rates with many of our independent agencies in 2010 and in 2011, increasing the amount of premiums remitted by our independent agencies to our underwriters. As these efforts were ongoing during most of 2010, we have not yet realized a full year of increased remittances. Since remittance rates vary by state, geographic shifts in housing market activity may cause some quarter-to-quarter remittance rate fluctuation. As the year progresses, the overall remittance rate should remain on an upward trajectory as we complete this nationwide transition to higher remittance levels and begin to fully recognize the benefits of these increases. In addition, we expect the mix of agency business to normalize as real estate markets continue to stabilize nationally, resulting in lower average retention percentages in the aggregate.
Employee costs. Our employee costs and certain other operating expenses are sensitive to inflation. Employee costs for the combined business segments increased only 0.6% in the first nine months of 2011 compared to the first nine months of 2010. This increase in employee costs was driven primarily by the acquisition of PMH Financial. Excluding PMH, employee count has declined by more than 225 since September 30, 2010 and approximately 240 since the beginning of 2011. Many of these reductions occurred late in the second quarter so the benefit of the reduced expense is not fully realized in our year-to-date earnings. Partially offsetting the impact of the decline in employee count is increased overtime due to the sharp rise in open orders during the third quarter 2011 as well as incentive compensation relating to the near-doubling of earnings contributed by the combined direct and REI operations.
In our REI segment, total employee costs increased $3.4 million, or 20%, in the first nine months of 2011 compared to the first nine months of 2010, primarily due to increases in staffing driven by increased demand for our loan modification services and the acquisition of PMH Financial in the third quarter 2011.
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
Other operating expenses for the combined business segments decreased $12.5 million, or 6.2%, in the first nine months of 2011 compared to the first nine months of 2010. Costs fixed in nature decreased $5.8 million in the first nine months of 2011 compared with the first nine months of 2010 primarily due to decreases in rent and other occupancy expenses and telephone costs resulting from office closures in prior years and other cost reduction efforts. Costs that follow, to varying degrees, changes in transaction volumes and revenues decreased $4.2 million in the first nine months of 2011 compared with the first nine months of 2010, primarily related to a reduction in bad debt expense, a decrease in attorney fee splits and other cost reduction efforts. Costs that fluctuate independently of revenues decreased $2.5 million compared with the first nine months of 2010 due to decreases in litigation defense costs.

Title losses. Provisions for title losses, as a percentage of title operating revenues, were 9.2% and 9.0% for the first nine months of 2011 and 2010, respectively. Provisions for title losses in the first nine months of 2011 included $15.2 million of charges to increase the estimated reserves for several large title losses as well as establish reserves for new large claims. The first nine months of 2010 included a $10.2 million charge relating to adjustments to estimated reserves on previously recorded large title losses. Excluding the impact of the large title losses through the third quarter 2011 and 2010, the year-to-date title losses were 7.8% and 8.1% of revenues, respectively. These adjusted percentages are non-GAAP measures; however, management believes they are important to investors in understanding title loss ratios. Cash claims payments decreased 11.8% from the first nine months of 2010.
Income taxes. Our effective tax rates were (93.2%) and (23.5%) for the first nine months of 2011 and 2010, respectively, based on earnings (losses) before taxes and after deducting noncontrolling interests, which aggregated $2.8 million and ($18.3) million for the first nine months of 2011 and 2010, respectively. Income tax expense for the nine months ended September 30, 2011 and 2010 consists principally of taxes in foreign jurisdictions for our profitable international operations and of U.S. federal tax on entities not included in our U.S. consolidated return. Income tax expense was for the nine months ended September 30, 2011 and 2010, was partially offset by favorable tax adjustments primarily in our foreign operations. A valuation allowance has been established against our U.S. federal and state deferred tax assets. The valuation allowance will be evaluated for reasonableness as we return to profitability.
LIQUIDITY AND CAPITAL RESOURCES
Our liquidity and capital resources represent our ability to generate cash flow to meet our obligations to our shareholders, customers (payments to satisfy claims on title policies), vendors, employees, lenders and others. As of September 30, 2011, our cash and investments, including amounts reserved pursuant to statutory requirements, aggregated $612.9 million.
A substantial majority of our consolidated cash and investments as of September 30, 2011 was held by Stewart Title Guaranty Company (Guaranty) and its subsidiaries. The use and investment of these funds, dividends to the holding company, and cash transfers between Guaranty and its subsidiaries and the holding company are subject to certain legal and regulatory restrictions. In general, Guaranty may use its cash and investments in excess of its legally-mandated statutory premium reserve (established in accordance with requirements under Texas law) to fund its insurance operations, including claims payments. Guaranty may also, subject to certain limitations and upon regulatory approval, pay dividends to the holding company and/or provide funds to its subsidiaries (whose operations consist principally of field title offices) for their operating and debt service needs.
A summary of our net consolidated cash flows for the nine months ended September 30 follows:

	2011	2010
	(dollars in millions)
Net cash (used) provided by operating activities	(4.9)	14.4
Net cash (used) provided by investing activities	(23.0)	244.5
Net cash used by financing activities	(2.6)	(238.7)

Operating activities
Our principal sources of cash from operations are premiums on title policies, fees for title service-related transactions and loan modification services. Our independent agencies remit cash to us net of their contractual retention. Our principal cash expenditures for operations are employee costs, operating costs and title claims payments.

Net cash used in operations for the nine months ended September 30, 2011 was $4.9 million as compared to net cash provided by operations of $14.4 million for the comparable 2010 period. This decline of $19.3 million was primarily due to the receipt of a $50.9 million income tax refund in the first quarter 2010. Excluding the impact of this cash receipt, net cash from operations improved by $31.6 million in the current year. This improvement was largely driven by increased revenues in our real estate information services segment and decreased claims payments and other operating expenses resulting in a $22.8 million improvement in net earnings attributable to Stewart for the first nine months of 2011 compared with the first nine months of 2010. Also, although transaction volume in our direct title operations has declined, a shift in mix to a higher proportion of resale transactions versus refinance transactions has resulted in a higher overall cash yield per transaction. While we do not track the transaction mix of our independent agents, we believe this shift in mix has also positively influenced cash flow from this channel. Also improving cash flow from our independent agent network is an increase in our average cash remittance rate from 16.8% in the first nine months of 2010 to 17.3% in the first nine months of 2011. Further, the growth in revenues in our commercial operations, which generate much larger fees per transaction than residential operations, has contributed to the improved cash flow. Cash payments on title claims were also improved with payments totaling $105.6 million in the first nine months of 2011 compared to $119.7 million in the first nine months of 2010.
Our business continues to be labor intensive, although we have made significant progress in automating our production processes. We have centralized order processing into Regional Production Centers, which allows us to more easily adjust staffing levels as order volumes fluctuate. There are typically delays between changes in market conditions and changes in staffing levels; therefore, employee costs do not change at the same rate revenues change.
The insurance regulators of the states in which our underwriters are domiciled require our statutory premium reserves to be fully funded, segregated and invested in high-quality securities and short-term investments. As of September 30, 2011, cash and investments funding the statutory premium reserve aggregated $410.8 million and our statutory estimate of claims that may be reported in the future totaled $360.3 million. In addition to this restricted cash and investments, we had unrestricted cash and investments (excluding equity method investments) of $202.1 million, which are available, subject to certain regulatory requirements, for underwriter operations, including claims payments.
Investing activities
Cash from investing activities was generated principally by proceeds from investments matured and sold in the amounts of $172.8 million and $173.9 million for the first nine months of 2011 and 2010, respectively. We used cash for the purchases of investments in the amounts of $170.0 million and $140.5 million for the first nine months of 2011 and 2010, respectively. The cash from sales and maturities not reinvested was used principally to fund operations.
Capital expenditures were $13.8 million and $9.0 million for the first nine months of 2011 and 2010, respectively. We maintain investments in capital expenditures at a level that enables us to implement technologies increasing our operational and back-office efficiencies. Notwithstanding this, we also continue to aggressively manage cash flow and, therefore, overall capital spending will continue to be at relatively reduced levels compared to historical norms. Additionally, during the third quarter our REI group completed the acquisition of a majority ownership in PMH Financial. Cash paid for acquisitions during the first nine months of 2011 totaled $8.3 million.
In June 2011, we paid $3.9 million in satisfaction of a loan guaranty obligation on a defaulted third-party loan.
Financing activities and capital resources
Total debt and stockholders’ equity were $78.0 million and $465.0 million, respectively, as of September 30, 2011. Included in total debt are $64.5 million principal amount of convertible senior notes which mature October 2014 if not converted into shares of common stock.

We repaid $4.7 million and $15.8 million of debt in accordance with the underlying terms of the debt instruments for the nine months ended September 30, 2011 and 2010, respectively. We also have available a $10.0 million bank line of credit, expiring in June 2013, under which no borrowings were outstanding at September 30, 2011. During the third quarter, we added a $6.0 million in bank debt to fund the acquisition of PMH Financial due in July 2016.
As previously disclosed and in accordance with a settlement agreement in the amount of $7.6 million, we issued 635,863 shares of Common Stock in January 2011 to settle our “wage and hour” class action lawsuits filed in California state and federal courts against our subsidiary Stewart Title California, Inc. We did not receive any proceeds from the issuance of these shares. Additionally, in the second quarter 2011, we satisfied a residual note balance of $1.3 million related to the acquisition of the remaining interest in a subsidiary through the issuance of stock held in treasury.
Effect of changes in foreign currency rates
The effect of changes in foreign currency rates on the consolidated statements of cash flows was a net decrease in cash and cash equivalents of $0.8 million for the first nine months of 2011 as compared to a net decrease of $0.3 million for the first nine months of 2010. Our principal foreign operating unit is in Canada, and, the value of the U.S. dollar relative to the Canadian dollar decreased during the first nine months of 2011.
***********
Throughout 2010 and continuing in 2011, we have worked to increase title premium rates charged and premium remittance rates from independent agents to our underwriters. As of September 30, 2011, we have increased title premium rates in 34 states and have increased remittance rates from our independent agencies in 38 states. In addition, we have continued to reduce our employee count and other operating costs. During the first nine months of 2011, our operating results have improved significantly, as has our operating cash flow as noted above. We anticipate improved operating results, and thus cash flow, for the remainder of 2011 from the impact of these actions and from our REI businesses and will continue to seek rate increases or modify agency splits where appropriate, as well as aggressively seek opportunities to lower operating costs. We will also continue to consider opportunities to enter into new lines of business or to supplement and expand existing lines of business (for example, our acquisition of PMH Financial in July 2011) in order to improve our results of operations and cash flows.
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
Contingent liabilities and commitments. As of September 30, 2011, we were contingently liable for guarantees of indebtedness owed primarily to banks and others by certain third parties totaling $0.7 million. Additionally, in the ordinary course of business, we guarantee the third-party indebtedness of certain of our consolidated subsidiaries, which aggregated $3.5 million as of September 30, 2011, and related primarily to unused letters of credit for workers’ compensation self-insurance coverage. These guarantees expire no later than 2019. The maximum potential future payments for the indebtedness guarantees were not more than the related notes payable recorded in the condensed consolidated balance sheet. We also guarantee the indebtedness related to lease obligations of certain of our consolidated subsidiaries. The maximum future obligations arising from these lease-related guarantees are not more than our future minimum lease payments.

Other comprehensive earnings. Unrealized gains and losses on investments and changes in foreign currency exchange rates are reported net of deferred taxes in accumulated other comprehensive earnings, a component of stockholders’ equity, until realized. For the nine months ended September 30, 2011, net unrealized investment gains of $9.9 million, which increased our comprehensive income, were primarily related to temporary increases in fair market values of corporate and government bond investments. For the nine months ended September 30, 2010, net unrealized investment gains of $11.8 million, which decreased our comprehensive loss, were primarily related to temporary increases in fair market values of corporate bond investments. Fluctuations in foreign currency exchange rates, primarily related to our Canadian operations, decreased comprehensive income by $3.5 million, net of taxes, for the nine months ended September 30, 2011 and decreased comprehensive loss by $1.6 million for the first nine months of 2010.
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
Forward-looking statements. Certain statements in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to future, not past, events and often address our expected future business and financial performance. These statements often contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “will” or other similar words. Forward-looking statements by their nature are subject to various risks and uncertainties that could cause our actual results to be materially different than those expressed in the forward-looking statements. These risks and uncertainties include, among other things, the severity and duration of current financial and economic conditions; continued weakness or further adverse changes in the level of real estate activity; changes in mortgage interest rates and availability of mortgage financing; our ability to respond to and implement technology changes, including the completion of the implementation of our enterprise systems; the impact of unanticipated title losses on the need to further strengthen our policy loss reserves; any effect of title losses on our cash flows and financial condition; the impact of our increased diligence and inspections in our agency operations; changes to the participants in the secondary mortgage market and the rate of refinancings that affect the demand for title insurance products; our ability to successfully consummate acquisitions, and our ability to successfully integrate and manage acquired businesses should opportunities arise; regulatory non-compliance, fraud or defalcations by our title insurance agencies or employees; our ability to timely and cost-effectively respond to significant industry changes and introduce new products and services; the outcome of litigation claims by large classes of claimants; the impact of changes in governmental and insurance regulations, including any future reductions in the pricing of title insurance products and services; our dependence on our operating subsidiaries and underwriters as a source of cash flow; the continued realization of expected expense savings resulting from our expense reduction steps; our ability to access the equity and debt financing markets when and if needed; our ability to grow our international operations; our ability to respond timely to the actions of our competitors; failure to comply with financial covenants contained in our debt instruments; and inability to make scheduled payments on or refinance our indebtedness. These risks and uncertainties, as well as others, are discussed in more detail in our documents filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2010 and our Current Reports on Form 8-K. We expressly disclaim any obligation to update any forward-looking statements contained in this report to reflect events or circumstances that may arise after the date hereof, except as may be required by applicable law.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes during the quarter ended September 30, 2011 in our investment strategies, types of financial instruments held or the risks associated with such instruments that would materially alter the market risk disclosures made in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 4. Controls and Procedures
Our principal executive officers and principal financial officer are responsible for establishing and maintaining disclosure controls and procedures. They evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2011, and have concluded that, as of such date, our disclosure controls and procedures are adequate and effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officers and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
There has been no change in our internal control over financial reporting during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As a result, no corrective actions were required or undertaken.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
See discussion of legal proceedings in NOTE 9 to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Report, which is incorporated by reference into this Part II, Item 1, as well as Item 3. Legal Proceedings, in our Annual Report on Form 10-K for the year ended December 31, 2010.
Item 1A. Risk Factors
There have been no changes during the quarter ended September 30, 2011 to our risk factors as listed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.
Item 5. Other Information
We had a book value per share of $24.10 and $24.40 as of September 30, 2011 and December 31, 2010, respectively. As of September 30, 2011, our book value per share was based on approximately $465.0 million in stockholders’ equity and 19,297,937 shares of Common and Class B Common Stock outstanding. As of December 31, 2010, our book value per share was based on approximately $448.3 million in stockholders’ equity and 18,375,058 shares of Common and Class B Common Stock outstanding.
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
November 2, 2011
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