Form 10-K
period 2011-12-31
STEWART INFORMATION SERVICES CORP
filed 2012-03-12
CIK 94344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number 001-02658

STEWART INFORMATION SERVICES CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	74-1677330
(State or other jurisdiction of incorporation or organisation)	(I.R.S. Employer Identification No.)

1980 Post Oak Blvd., Houston TX	77056
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (713) 625-8100

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $1 par value	New York Stock Exchange
(Title of each class of stock)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities
Act.    Yes   ☐     No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the
Act.     Yes   ☐     No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the Common Stock (based upon the closing sales price of the Common Stock of Stewart Information Services Corporation, as reported by the NYSE on June 30, 2011) held by non-affiliates of the Registrant was approximately $183,016,000.

At March 8, 2012, the following shares of each of the registrant’s classes of stock were outstanding:

Common, $1 par value	18,278,036
Class B Common, $1 par value	1,050,012

Documents Incorporated by Reference

Portions of the definitive proxy statement (the Proxy Statement), relating to the annual meeting of the registrant’s stockholders to be held April 27, 2011, are incorporated by reference in Part III of this document.

FORM 10-K ANNUAL REPORT

YEAR ENDED DECEMBER 31, 2011

As used in this report, “we,” “us,” “our,” the “Company” and “Stewart” mean Stewart Information Services Corporation and our subsidiaries, unless the context indicates otherwise.

PART I

Item 1. Business

We are a Delaware corporation formed in 1970. We and our predecessors have been engaged in the title business since 1893.

Stewart Information Services Corp. (NYSE-STC) is a customer-focused, global title insurance and real estate services company offering products and services through our direct operations, network of approved agencies and other companies within the Stewart family. Stewart provides these services to homebuyers and sellers; residential and commercial real estate professionals; mortgage lenders and servicers; title agencies and real estate attorneys; home builders; and United States and foreign governments. Stewart also provides loan origination and servicing support; loan review services; loss mitigation; REO asset management; home and personal insurance services; tax-deferred exchanges; and technology to streamline the real estate process. Offering personalized service, industry expertise and customized solutions for virtually any type of real estate transaction, Stewart is the preferred real estate services provider.

Our international division delivers products and services protecting and promoting private land ownership worldwide. Currently, our primary international operations are in Canada, the United Kingdom, Central Europe, Mexico, Central America and Australia.

Our two main operating segments are title insurance and related services and real estate information (REI). These segments are closely related due to the nature of their operations and common customers. The financial information related to these segments is discussed in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 20 to our audited consolidated financial statements.

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

Losses. Losses on policies occur when a title defect is not discovered during the examination and settlement process. Reasons for losses include forgeries, misrepresentations, unrecorded or undiscovered liens, the failure to pay off existing liens, mortgage lending fraud, mishandling or defalcation of settlement funds, issuance by title agencies of unauthorized coverage and defending insureds when covered claims are filed against their interest in the property.

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

Selected information from the U.S. Department of Housing and Urban Development and National Association of Realtors® for the U.S. real estate industry follows (2011 figures are preliminary and subject to revision):

	2011	2010	2009
New home sales — in millions	0.30	0.32	0.38
Existing home sales — in millions	4.26	4.19	4.34
Existing home sales — median sales price in $ thousands	166.1	172.9	172.5

Customers. The primary sources of title insurance business are attorneys, builders, developers, home buyers and home sellers, lenders and real estate brokers and agents. No one customer was responsible for as much as 10% or more of our consolidated revenues in any of the last three years. Titles insured include residential and commercial properties, undeveloped acreage, farms, ranches, wind and solar power installations and water rights.

Service, location, financial strength, size and related factors affect customer acceptance. Increasing market share is accomplished primarily by providing superior service. The parties to a closing are concerned with personal schedules and the interest and other costs associated with any delays in the settlement. The rates charged to customers are regulated, to varying degrees, in many states.

The financial strength and stability of the title underwriter are important factors in maintaining and increasing our agency network. We are rated as investment grade by the title industry’s leading rating companies. Our principal underwriter, Stewart Title Guaranty Company (Guaranty) is currently rated “A” by Demotech, Inc., BBB+ by Fitch, B++ by A. M. Best and C+ by Kroll Bond Rating Agency (formerly LACE Financial).

Market share. Title insurance statistics are compiled quarterly by the title industry’s national trade association. Based on 2011 unconsolidated statutory net premiums written through September 30, 2011, Guaranty is one of the leading title insurers in the United States.

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

Title insurance revenues by geographic location. The approximate amounts and percentages of our consolidated title operating revenues were:

	Amounts ($ millions)			Percentages
	2011	2010	2009	2011	2010	2009
Texas	242	243	257	16	16	16
California	181	201	181	12	13	11
New York	164	136	122	11	9	8
International	109	98	89	7	6	6
Florida	61	71	73	4	5	5
All others	758	802	900	50	51	54

	1,515	1,551	1,622	100	100	100

Regulations. Title insurance companies are subject to comprehensive state regulations covering premium rates, agency licensing, policy forms, trade practices, reserve requirements, investments and the transfer of funds between an insurer and its parent or its subsidiaries and any similar related party transactions. Kickbacks and similar practices are prohibited by most state and federal laws.

Real Estate Information

Our real estate information (REI) segment includes a diverse group of products and services provided to multiple markets. REI provides loan origination and servicing support; loan review services; loss mitigation; REO asset management; home and personal insurance services; tax-deferred exchanges; and technology to streamline the real estate process. These services are provided principally through our Stewart Lender Services, PropertyInfo Corporation and Stewart Government Services businesses.

Stewart Lender Services (SLS) offers origination, loss mitigation, default, and post-closing services to residential mortgage lenders, servicers and investors. Products include loan modification, loan review, loan default and REO asset recovery services. Furthermore, SLS offers post-closing outsourcing and servicing support for lenders.

PropertyInfo® Corporation, offers substantially all technology that a title business requires. PropertyInfo offers a production system, AIM+™, along with web-based search tools designed to increase the processing speed of title examinations by connecting all aspects of the title examination process to proprietary title information databases and to public land and court record information sources.

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

Companies that compete with our REI companies vary across a wide range of industries. In the mortgage-related products and services area, competitors include the major title insurance underwriters mentioned under “Title — Market share” as well as other real estate technology and business process outsourcing providers. In some cases the competitor may be the customer itself. For example, certain services offered by SLS can be, or historically have been, performed by internal departments of large mortgage lenders.

Customers. Customers for our REI products and services include mortgage lenders and servicers, mortgage brokers, mortgage investors, government entities, commercial and residential real estate agents, land developers, builders, title insurance agencies, and others interested in obtaining property information that assist with the purchase, sale and closing of real estate transactions and mortgage loans. Other customers include accountants, attorneys, investors and others seeking services for their respective clients in need of qualified intermediary (Section 1031) services.

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

General

Internal Technology. Our internally developed production technology, collectively referred to as the Production Engine, is increasing productivity in our core title business, while reducing the time involved in the real estate closing process for lenders, real estate professionals and consumers. The Production Engine includes four integrated technologies consisting of the following: the document preparation system, AIM+; online file system, SureClose®; automated analysis system, Automated Title Search (ATS); and ordering system, Stewart Orders.

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

Employees. As of December 31, 2011, we employed approximately 5,600 people. We consider our relationship with our employees to be good.

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

Transfer agent. Our transfer agent is Computershare, which is located at 480 Washington Blvd., Jersey City, NJ, 07310. Its phone number is (888) 478-2392 and website is www.computershare.com.

CEO and CFO Certifications. The CEO and CFO certifications required under Section 302 of the Sarbanes-Oxley Act are filed as exhibits to our 2011 Form 10-K. Stewart Information Services Corporation submitted a Section 12(a) CEO Certification to the New York Stock Exchange in 2011.

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

Estimating future loss payments is difficult, and our assumptions about future losses may prove inaccurate. Provisions for policy losses on policies written within a given year are charged to income in the same year the related premium revenues are recognized. The amounts provided are based on reported claims, historical loss payment experience, title industry averages and the current legal and economic environment. Losses that are higher than anticipated are an indication that total losses for a given policy year may be higher than originally calculated. Changes in the total estimated future loss for prior policy years are recorded in the period in which the estimate changes. Claims are often complex and involve uncertainties as to the dollar amount and timing of individual payments. Claims are often paid many years after a policy is issued. From time-to-time, we experience large losses, including losses from independent agency defalcations, from title policies that have been issued or worsening loss payment experience, any of which may require us to increase our title loss reserves. These events are unpredictable and adversely affect our earnings. Title loss reserves in 2010 increased $4.8 million from provisions for strengthening policy loss reserves for policies issued in 2007 and 2008. The increases in title loss reserves in 2010 were related to higher than expected loss payments and incurred loss experience for their respective policy years. There were no provisions for strengthening policy loss reserves in 2011. The total strengthening charges for policy years 2007 through 2011 aggregated $77.0 million.

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

Ratings are a significant component in determining the competitiveness of insurance companies. Our principal underwriter, Stewart Title Guaranty Company (Guaranty) is currently rated “A” by Demotech, Inc., BBB+ by Fitch, B++ by A. M. Best and C+ by Kroll Bond Rating Agency (formerly LACE Financial). Guaranty has historically been highly rated by the rating agencies that cover us. These ratings are not credit ratings. Instead, the ratings are based on quantitative, and in some cases qualitative, information and reflect the conclusions of the rating agencies with respect to our financial strength, results of operations and ability to pay policyholder claims. Our ratings are subject to continual review by the rating agencies and we cannot be assured that our current ratings will be maintained. If our ratings are downgraded from current levels by the rating agencies, our ability to retain existing customers and develop new customer relationships may be negatively impacted, which could result in an adverse impact on our results of operations.

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

We may also be subject to additional federal regulations prescribed by legislation such as the Dodd-Frank Act or the Consumer Financial Protection Bureau or by regulations issued by the Department of Labor.

Changes in these regulations may adversely affect us. In addition, state regulators perform periodic examinations of insurance companies, which could result in increased compliance or litigation expenses.

Rapid changes in our industry require secure, timely and cost-effective technological responses. Our earnings may be adversely affected if we are unable to effectively use technology to address regulatory changes and increase productivity.

We believe that our future success depends on our ability to anticipate technological changes and to offer products and services that meet evolving standards on a timely and cost-effective basis. To do so, requires a flexible technology architecture which can continuously comply with changing regulations, improve productivity, reduce risk and enhance the customer experience. Our earnings could also be adversely affected by unanticipated downtime in our technology although we have never experienced such. We also maintain insurance coverage to mitigate our risk of loss from the unintended disclosure of personal data.

We rely on dividends from our insurance underwriting subsidiaries.

We are a holding company and our principal assets are our insurance underwriting subsidiaries. Consequently, we may depend on receiving sufficient dividends from our insurance subsidiaries to meet our debt service obligations and to pay our operating expenses and dividends to our stockholders. The insurance statutes and regulations of some states require us to maintain a minimum amount of statutory capital and restrict the amount of dividends that our insurance subsidiaries may pay to us. Guaranty is a wholly owned subsidiary of Stewart and the principal source of our cash flow. In this regard, the ability of Guaranty to pay dividends to us is dependent on the approval of the Texas Insurance Commissioner. As of December 31, 2011, under Texas insurance law, Guaranty could pay dividends or make distributions of up to $74.4 million in 2011 after approval of the Texas Insurance Commissioner. However, Guaranty voluntarily restricts dividends to us so that it can grow its statutory surplus, maintain liquidity at competitive levels and maintain its high ratings. Guaranty did not pay a dividend in any of the three years ended December 31, 2011 and does not anticipate paying a dividend in 2012. A title insurer’s ability to pay claims can significantly affect the decision of lenders and other customers when buying a title insurance policy.

Risks include claims by large classes of claimants.

We are periodically involved in litigation arising in the ordinary course of business. In addition, we are currently, and have been in the past, subject to claims and litigation from large classes of claimants seeking substantial damages not arising in the ordinary course of business. Material pending legal proceedings, if any, not in the ordinary course of business, are disclosed in Item 3—Legal Proceedings included elsewhere in this report. To date, the impact of the outcome of these proceedings has not been material to our consolidated financial condition or results of operations. However, an unfavorable outcome in any litigation, claim or investigation against us could have an adverse effect on our consolidated financial condition or results of operations.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease under a non-cancelable lease expiring in 2016 approximately 240,756 square feet in an office building in Houston, Texas, which is used for our corporate offices and for offices of several of our subsidiaries. In addition, we lease offices at approximately 420 additional locations that are used for branch offices, production, administrative and technology centers. These additional locations include significant leased facilities in Austin, Dallas, Los Angeles, New York, Toronto and San Diego.

Our leases expire from 2012 through 2021 and have an average term of four years, although our typical lease term ranges from three to five years. We believe we will not have any difficulty obtaining renewals of leases as they expire or, alternatively, leasing comparable properties. The aggregate annual rent expense under all leases was approximately $41.4 million in 2011.

We also own several office buildings located in Arizona, Colorado, New York and Texas. These owned properties are not material to our consolidated financial condition. We consider all buildings and equipment that we own or lease to be well maintained, adequately insured and generally sufficient for our purposes.

Item 3. Legal Proceedings

See discussion of legal proceedings in Note 19 to the Consolidated Financial Statements included in Item 15 of Part IV of this Report, which is incorporated by reference into this Part I, Item 3 of this Annual Report on Form 10-K for the year ended December  31, 2011.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issue Purchases of Equity Securities

Our Common Stock is listed on the New York Stock Exchange (NYSE) under the symbol “STC”. The following table sets forth the high and low sales prices of our Common Stock for each fiscal period indicated, as reported by the NYSE.

	High	Low
2011:
First quarter	$12.74	$10.00
Second quarter	11.13	9.25
Third quarter	11.02	8.31
Fourth quarter	12.16	8.13

2010:
First quarter	$14.46	$10.26
Second quarter	14.93	8.88
Third quarter	11.44	7.80
Fourth quarter	12.12	10.18

As of March 7, 2012, the number of stockholders of record was approximately 6,500 and the price of one share of our Common Stock was $12.79.

The Board of Directors declared an annual cash dividend of $0.05 and $0.05 per share payable December 29, 2011 and December 29, 2010, respectively, to Common stockholders of record on December 15, 2011 and December 16, 2010, respectively. Our certificate of incorporation provides that no cash dividends may be paid on our Class B Common Stock.

We had a book value per share of $24.01 and $24.40 at December 31, 2011 and 2010, respectively. As of December 31, 2011, book value per share was based on approximately $463.5 million in stockholders’ equity and 19,303,844 shares of Common and Class B Common Stock outstanding. As of December 31, 2010, book value per share was based on approximately $448.3 million in stockholders’ equity and 18,375,058 shares of Common and Class B Common Stock outstanding, excluding the effects of possible conversion of senior convertible notes into common shares.

Performance graph

The following graph compares the yearly percentage change in our cumulative total stockholder return on Common Stock with the cumulative total return of the Russell 2000 Index and the Russell 2000 Financial Services Sector Index for the five years ended December 31, 2011. The graph assumes that the value of the investment in our Common Stock and each index was $100 at December 31, 2006 and that all dividends were reinvested.

	2006	2007	2008	2009	2010	2011
Stewart	100.00	61.90	55.97	27.00	27.71	27.88
Russell 2000	100.00	98.45	65.18	82.89	105.15	100.77
Russell 2000 Financial Services Sector	100.00	83.20	62.30	62.25	74.93	72.77

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

	2011	2010	2009	2008	2007	2006	2005	2004	2003	2002
	($ millions, except share and per share data)
Total revenues	1,634.9	1,672.4	1,707.3	1,555.3	2,106.7	2,471.5	2,430.6	2,176.3	2,239.0	1,777.9

Title segment:
Operating revenues	1,514.8	1,551.0	1,622.2	1,509.9	1,988.1	2,350.7	2,314.0	2,081.8	2,138.2	1,683.1
Investment income	15.5	18.4	20.8	29.1	36.1	34.9	29.1	22.5	19.8	20.7
Investment gains (losses)	2.3	21.8	7.4	(28.2)	13.3	4.7	5.0	3.1	2.3	3.0
Total revenues	1,532.6	1,591.2	1,650.4	1,510.8	2,037.5	2,390.3	2,348.1	2,107.4	2,160.3	1,706.8
Pretax (loss) earnings(1)	(24.8)	(29.9)	(73.3)	(222.3)	(57.2)	83.2	154.4	143.1	200.7	153.8

REI segment:
Revenues	102.3	81.2	56.9	44.5	69.2	81.2	82.5	68.9	78.7	71.1
Pretax earnings (loss)(1)	42.8	32.8	11.1	(15.2)	5.3	1.3	10.6	3.6	12.3	9.0

Title loss provisions	142.1	148.4	182.8	169.4	168.5	141.6	128.1	100.8	94.8	75.9
% title operating revenues	9.4	9.6	11.3	11.2	8.5	6.0	5.5	4.8	4.4	4.5

Pretax earnings (loss)(1)	18.0	2.9	(62.2)	(237.5)	(51.9)	84.5	165.0	146.7	213.0	162.8
Net earnings (loss) attributable to Stewart	2.3	(12.6)	(51.0)	(247.5)	(40.2)	43.3	88.8	82.5	123.8	94.5
Cash provided (used) by operations	23.4	41.2	(17.0)	(104.8)	4.6	105.1	174.4	170.4	190.1	162.6
Total assets	1,156.1	1,141.2	1,369.2	1,448.4	1,442.0	1,458.2	1,361.2	1,193.4	1,031.9	844.0
Long-term debt	76.2	71.2	67.8	71.3	82.4	92.5	70.4	39.9	17.3	7.4
Stockholders’ equity	463.5	448.3	462.1	501.2	769.8	819.5	785.0	711.8	634.6	504.5

Per share data:
Average shares — dilutive (millions)	19.1	18.3	18.2	18.1	18.2	18.3	18.2	18.2	18.0	17.8
Basic earnings (loss) attributable to Stewart	0.12	(0.69)	(2.80)	(13.68)	(2.21)	2.37	4.89	4.56	6.93	5.33
Diluted earnings (loss) attributable to Stewart	0.12	(0.69)	(2.80)	(13.68)	(2.21)	2.36	4.86	4.53	6.88	5.30
Cash dividends	0.05	0.05	0.05	0.10	0.75	0.75	0.75	0.46	0.46	—
Stockholders’ equity	24.01	24.40	25.34	27.63	42.69	44.95	43.24	39.28	35.21	28.98

Market price:
High	12.74	14.93	23.75	36.42	45.05	54.85	53.01	47.60	41.45	22.50
Low	8.13	7.80	8.45	5.67	24.61	32.87	34.70	31.14	20.76	15.05
Year end	11.55	11.53	11.28	23.49	26.09	43.36	48.67	41.65	40.55	21.39

(1)	Pretax figures are before noncontrolling interests

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S OVERVIEW

We reported net earnings attributable to Stewart of $2.3 million for the year ended December 31, 2011, a $14.9 million improvement compared with the $12.6 million net loss reported for 2010. Earnings per share were $0.12 for 2011 compared with a loss per share of $0.69 for 2010.

Although total revenues declined 2.2%, earnings before taxes and noncontrolling interests were $18.0 million for 2011 compared with $2.9 million in 2010, an increase of $15.1 million. Cash provided by operations in 2011 was $23.4 million, a decrease of $17.8 million from the $41.2 million provided by operations in 2010. However, the first quarter 2010 included the receipt of an income tax refund of $50.9 million. Excluding the impact of this receipt, cash provided by operations improved $33.1 million.

Operating revenues declined 0.9% in 2011 compared to the prior year, but operating revenues net of agency retention improved 1.6%. Within direct operations, total title orders closed decreased 7.7%, but revenue per file increased from the prior year due to fewer refinance transactions in 2011 as well as an increase in commercial transactions. Commercial revenues grew 11.1% to $103.0 million and international revenues grew 11.7% to $108.7 million while direct revenues from title offices declined 4.6%. The latest forecasts for residential lending in 2012 anticipate increased purchase transactions and reduced refinance volumes, which would result in an increase in average revenue per order closed in 2012.

REI revenues increased 26.1% in 2011 when compared to 2010. Throughout 2011, we focused on increasing revenues from existing major service offerings such as loan loss mitigation solutions, distressed borrower contact services and loan servicing support as well as expanding services into short sale support and REO (Real Estate Owned) solutions. With the goal of achieving additional revenues and supporting the evolving lending and real estate markets, we continue to develop new services in the REI segment.

Although operating revenues declined 0.9% for 2011 compared with 2010, total expenses declined at the higher rate of 3.1%. Employee costs were essentially unchanged for 2011 compared to 2010, as an overall decline in employee count of approximately 240 for the year was largely offset by the acquisition of PMH Financial in the third quarter and by increased incentive compensation driven by the increase in pretax earnings. Other operating costs declined 6.2% over 2010 due largely to our ongoing efforts to reduce fixed costs, including occupancy costs, as well as lower costs related to litigation and bad debts. We expect employee and certain other operating costs to rise slightly in the first quarter of 2012 as we ramp up to provide services under new REI contracts recently awarded.

Title losses declined 4.3% in 2011 compared to 2010. As a percent of title operating revenues, title losses were 9.4% and 9.6% for 2011 and 2010, respectively. For the 2011 year, title loss provisions on large claims relating primarily to prior policy years, including defalcations, totaled $22.2 million (1.5% of title operating revenues), net of recoveries. Similar provisions for 2010, including a reserve strengthening charge, totaled $15.3 million (1.0% of title operating revenues).

CRITICAL ACCOUNTING ESTIMATES

Actual results can differ from our accounting estimates. While we do not anticipate significant changes in our estimates, there is a risk that such changes could have a material impact on our consolidated financial condition or results of operations for future periods.

Title loss reserves

Our most critical accounting estimate is providing for title loss reserves. Our liability for estimated title losses as of December 31, 2011 comprises both known claims ($135.1 million) and our estimate of claims that may be reported in the future ($367.5 million). The amount of the reserve represents the aggregate, non-discounted future payments (net of recoveries) that we expect to incur on policy and escrow losses and in costs to settle claims.

Provisions for title losses, as a percentage of title operating revenues, were 9.4%, 9.6% and 11.3% for the years ended December 31, 2011, 2010 and 2009, respectively. Actual loss payment experience, including the impact of large losses, is the primary reason for increases or decreases in our loss provision. A change of 100 basis points in this percentage, a reasonably likely scenario based on our historical loss experience, would have increased or decreased our provision for title losses and pretax operating results approximately $15.1 million for the year ended December 31, 2011.

Our method for recording the reserves for title losses on both an interim and annual basis begins with the calculation of our current loss provision rate, which is applied to our current premium revenues resulting in a title loss expense for the period. This loss provision rate is set to provide for losses on current year policies and is determined using moving average ratios of recent actual policy loss payment experience (net of recoveries) to premium revenues.

At each quarter end, our recorded reserve for title losses begins with the prior period’s reserve balance for claim losses, adds the current period provision to that balance and subtracts actual paid claims, resulting in an amount that our management compares to its actuarially-based calculation of the ending reserve balance to provide for future title losses. The actuarially-based calculation is a paid loss development calculation where loss development factors are selected based on company data and input from our third-party actuaries. We also obtain input from third-party actuaries in the form of a reserve analysis utilizing generally accepted actuarial methods. While we are responsible for determining our loss reserves, we utilize this actuarial input to assess the overall reasonableness of our reserve estimation. If our recorded reserve amount is within a reasonable range (+/- 4.0%) of our actuarially-based reserve calculation and the actuary’s point estimate, but not at the point estimate, our management assesses the major factors contributing to the different reserve estimates in order to determine the overall reasonableness of our recorded reserve, as well as the position of the recorded reserves relative to the point estimate and the estimated range of reserves. The major factors considered can change from period to period and include items such as current trends in the real estate industry (which management can assess although there is a time lag in the development of this data for use by the actuary), the size and types of claims reported and changes in our claims management process. If the recorded amount is not within a reasonable range of our third-party actuary’s point estimate, we will adjust the recorded reserves in the current period and reassess the provision rate on a prospective basis. Once our reserve for title losses is recorded, it is reduced in future periods as a result of claims payments and may be increased or reduced by revisions to our estimate of the overall level of required reserves.

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

Agency revenues

We recognize revenues on title insurance policies written by independent agencies (agencies) when the policies are reported to us. In addition, where reasonable estimates can be made, we accrue for revenues on policies issued but not reported until after period end. We believe that reasonable estimates can be made when recent and consistent policy issuance information is available. Our estimates are based on historical reporting patterns and other information about our agencies. We also consider current trends in our direct operations and in the title industry. In this accrual, we are not estimating future transactions; we are estimating revenues on policies that have already been issued by agencies but not yet reported to or received by us. We have consistently followed the same basic method of estimating unreported policy revenues for more than 10 years.

Our accruals for revenues on unreported policies from agencies were not material to our consolidated assets or stockholders’ equity as of December 31, 2011 and 2010. The differences between the amounts our agencies have subsequently reported to us compared to our estimated accruals are substantially offset by any differences arising from prior years’ accruals and have been immaterial to consolidated assets and stockholders’ equity during each of the three prior years. We believe our process provides the most reliable estimate of the unreported revenues on policies and appropriately reflects the trends in agency policy activity.

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

Based on these evaluations, we estimate and expense to current operations any loss in value of these assets. As part of our process, we obtain input from third-party appraisers regarding the fair value of our reporting units. While we are responsible for assessing whether an impairment of goodwill exists, we utilize the input from third-party appraisers to assess the overall reasonableness of our conclusions. There were no impairment charges for goodwill or material impairment charges for other long-lived assets during the three years ended December 31, 2011.

Operations. Our business has two main operating segments: title insurance and related services and real estate information (REI). These segments are closely related due to the nature of their operations and common customers.

Our primary business is title insurance and settlement-related services. We close transactions and issue title policies on homes and commercial and other real properties located in all 50 states, the District of Columbia and international markets through policy-issuing offices and agencies. We also provide loan origination and servicing support; loan review services; loss mitigation; REO asset management; home and personal insurance services; tax-deferred exchanges; and technology to streamline the real estate process.

Factors affecting revenues. The principal factors that contribute to changes in operating revenues for our title and REI segments include:

•	mortgage interest rates;

•	availability of mortgage loans;

•	ability of potential purchasers to qualify for loans;

•	ratio of purchase transactions compared with refinance transactions;

•	ratio of closed orders to open orders;

•	home prices;

•	volume of distressed property transactions;

•	consumer confidence;

•	demand by buyers;

•	number of households;

•	premium rates;

•	market share;

•	opening of new offices and acquisitions;

•	number of commercial transactions, which typically yield higher premiums;

•	government or regulatory initiatives, including tax incentives; and

•	number of REO and foreclosed properties and related debt.

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

Industry data. Published mortgage interest rates and other selected residential data for the years ended December 31, 2011, 2010 and 2009 follow (amounts shown for 2011 are preliminary and subject to revision). The amounts below may not relate directly to or provide accurate data for forecasting our operating revenues or order counts.

Our statements on home sales, mortgage interest rates and loan activity are based on published industry data from sources including Fannie Mae, the National Association of Realtors®, the Mortgage Bankers Association and Freddie Mac.

	2011	2010	2009
Mortgage interest rates (30-year, fixed-rate) — %
Averages for the year	4.46	4.69	5.04
First quarter	4.85	5.00	5.06
Second quarter	4.66	4.91	5.03
Third quarter	4.31	4.45	5.16
Fourth quarter	4.01	4.41	4.92

Mortgage originations — in $ billions	1,362	1,701	1,917
Refinancings — % of originations	65.8	67.9	69.2

New home sales — in millions	0.30	0.32	0.38
Existing home sales — in millions	4.26	4.19	4.34
Existing home sales — median sales price in $ thousands	166.1	172.9	172.5

The real estate market has not seen a consistent recovery, although several economic indicators have shown improvements, such as improving consumer confidence and easing lending standards for business and consumer loans. The easing of lending standards has not extended to the real estate market where commercial and residential lending volume has decreased. Most industry experts project mortgage interest rates to increase and refinancing mortgage originations to decrease in 2012. They also expect the total number of mortgage originations to decrease in 2012 despite modest improvements in home sales in 2011.

Trends and order counts. For the three years ended December 31, 2011, mortgage interest rates (30-year, fixed-rate) have fluctuated from a monthly high of 5.4% in June 2009 to a monthly low of 4.0% in December 2011. In 2011, total mortgage originations and refinancing mortgage originations decreased 19.9% and 22.4%, respectively, even though interest rates remained relatively low throughout 2011. During 2011, sales of new homes decreased 5.9%, while sales of existing homes increased 1.7%. In 2010, sales of new homes and existing homes decreased 15.8% and 4.8%, respectively.

As a result of the above trends, our direct order levels decreased from 2009 to 2010 and from 2010 to 2011, which is consistent with the U.S. real estate market during those same periods.

The number of direct title orders opened follows:

	2011	2010	2009
	(in thousands)
First quarter	84	97	141
Second quarter	91	106	143
Third quarter	101	117	110
Fourth quarter	90	95	103

	366	415	497

The number of direct title orders closed follows:

	2011	2010	2009
	(in thousands)
First quarter	62	61	84
Second quarter	67	77	104
Third quarter	69	75	89
Fourth quarter	73	80	81

	271	293	358

RESULTS OF OPERATIONS

A comparison of our results of operations for 2011 with 2010 and 2010 with 2009 follows. Factors contributing to fluctuations in results of operations are presented in the order of their monetary significance, and we have quantified, when necessary, significant changes. Results from our REI segment are included in year-to-year discussions. When relevant, we have discussed our REI segment’s results separately.

Title revenues. Revenues from direct title operations increased $1.1 million, or 0.2%, in 2011 and decreased $40.3 million, or 6.0%, in 2010. The largest revenue increases in 2011 were in California and Florida partially offset by decreases in Maryland and Arizona. The largest revenue decreases in 2010 were in Texas, California and Utah, partially offset by increases in Canada. Revenues from commercial and large transactions increased $10.3 million to $103.0 million in 2011 and increased $18.7 million to $92.7 million in 2010.

According to data from the Mortgage Banker’s Association, total residential mortgage originations for the nine months ended September 30, 2011 (most recent data) declined approximately 19% from the same period in 2010. However, our total title orders closed decreased 7.7%, while revenue per file increased from the prior year due to fewer refinance transactions in 2011 as well as an increase in commercial transactions in 2011 compared to 2010. Commercial revenues grew 11.1% to $103.0 million and international revenues grew 11.7% to $108.7 million while direct revenues from title offices declined 4.6%. The latest forecasts for 2012 residential lending anticipate increased purchase transactions and reduced refinance volumes, which should result in a continued increase in revenue per order closed in 2012.

In 2011, we continued to improve the quality of our network of independent agents, achieving an increase in the average revenue per agent while lowering the overall number of agents as well as reducing our risk of future title losses. Revenues from agency operations declined 4.1% for 2011 as compared to 2010, while agency operations revenues net of agency retention declined 4.9%, which is in-line with the decline in revenues from our direct title offices. Despite increasing remittance rates with our independent agencies in 39 states, the average remittance rate from independent title agencies decreased slightly on a year over year basis, from to 17.6% for 2010 to 17.5% for 2011, attributable to a shift in geographic mix of revenues from independent agents, as relatively more revenues were realized in states with a lower remittance rate.

Since the beginning of the current downturn in real estate markets across the country, the median selling price of homes has fallen 31.1% from August 2007 to January 2012, which has resulted in lower premium revenue per resale closing. As a consequence, in 2010 we began a review of our premium rates in all states. Where possible, we are seeking to raise rates to levels necessary to improve profitability from our agency operations. To date, we have increased title premium rates in 35 states.

Title revenues by geographic location. The approximate amounts and percentages of consolidated title operating revenues for the last three years were as follows:

	Amounts ($ millions)			Percentages
	2011	2010	2009	2011	2010	2009
Texas	242	243	257	16	16	16
California	181	201	181	12	13	11
New York	164	136	122	11	9	8
International	109	98	89	7	6	6
Florida	61	71	73	4	5	5
All others	758	802	900	50	51	54

	1,515	1,551	1,622	100	100	100

REI revenues. Real estate information services operating revenues increased $21.1 million, or 26.1%, and $24.3 million, or 42.7%, in 2011 and 2010, respectively. The increase in 2011 and 2010 was primarily due to a significant rise in demand for our loan modification services. The acquisition of PMH Financial in the third quarter 2011 also contributed to the current year increase in REI revenues. We expect REI revenues to increase in 2012 as a result of new contracts recently awarded and a full year contribution to revenues by PMH Financial. However, demand for loan modification will continue to be dependent on the number and scale of governmental programs and lender projects and can fluctuate significantly on a quarterly and annual basis.

Investment income. Investment income decreased $2.9 million, or 15.7%, and $2.4 million, or 11.6%, in 2011 and 2010, respectively. The decrease in 2011 was primarily due to decreases in yield and a one-time royalty payment of $1.2 million received in June 2010. The decrease in 2010 was primarily due to decreases in yield which were partially offset by the $1.2 million royalty payment.

In 2011, investment and other gains (losses) — net included realized gains of $10.7 million from the sale of debt instruments and investments available-for-sale, which were offset by a $4.3 million loss on a third-party loan guarantee obligation, and a $3.5 million impairment of cost-basis investments.

In 2010, investment and other gains (losses) — net included realized gains of $11.8 million from the sale of debt instruments and investments available-for-sale, $6.3 million primarily from a transfer of the rights to internally developed software, $1.2 million from the sale of interests in subsidiaries and $3.0 million from the sale of real estate.

In 2009, investment and other gains (losses) — net included realized gains of $16.3 million from the sale of debt instruments and equity investments available-for-sale, $5.6 million from the sales of cost-basis investments and $1.0 million due to the change in estimates in office closure costs. The realized gains were partially offset by realized losses of $10.7 million for the impairment of equity method and cost-basis investments, $2.8 million for office closure costs and $1.3 million for the impairment of equity securities available-for-sale.

Retention by agencies. Amounts retained by title agencies are based on agreements between agencies and our title underwriters. This retention percentage may vary from year-to-year due to the geographical mix of agency operations, the volume of title revenues and, in some states, laws or regulations. On average, amounts retained by independent agencies, as a percentage of revenues generated by them, were 82.5%, 82.4% and 82.9% in the years 2011, 2010 and 2009, respectively. We actively increased remittance rates with many of our independent agents in 2010 and 2011, increasing the amount of premiums remitted by our independent agents to our underwriters. The slight increase in agent retention in 2011 is attributable to a shift in geographic mix of revenues from independent agents, as relatively more revenues were realized in states with lower remittance rates, thus lowering the overall average remittance rate. Also, we have not yet realized the full benefit of remittance rate increases enacted in 2011. The fluctuations in 2010 and 2009 are also affected by the uneven recovery of real estate markets across the nation; those states with higher agency retention percentages had experienced a disproportionate increase in transaction activity in 2009. As real estate markets continue to stabilize nationally, we expect the mix of agency business to normalize, resulting in lower average retention percentages in the aggregate. In addition, we will continue our efforts to improve our overall remittance rate as described in “title revenues” above.

Selected cost ratios (by segment). The following table shows employee costs and other operating expenses as a percentage of related title insurance and REI operating revenues.

	Employee costs (%)			Other operating (%)
	2011	2010	2009	2011	2010	2009
Title	28.3	27.4	27.4	15.5	16.2	16.7
REI	34.9	38.7	51.2	18.6	19.5	26.0

These two categories of expenses are discussed below in terms of year-to-year monetary changes.

Employee costs. Our employee costs and certain other operating expenses are sensitive to inflation. Employee costs for the combined business segments decreased $2.3 million, or 0.5%, in 2011 and $14.0 million, or 2.9%, in 2010. The number of persons we employed at December 31, 2011, 2010 and 2009 was approximately 5,600, 5,700 and 6,100, respectively.

In 2011, we reduced our employee headcount company-wide by approximately 240, or 4.2% excluding acquisitions. This decrease was partially offset by the acquisition of PMH Financial in 2011, which added approximately 100 employees. Employee costs were also influenced by increased incentive compensation expense driven by the improvement in pretax earnings before noncontrolling interest.

In 2010, we reduced our employee headcount company-wide by 130, or 2.2%, excluding the effects of divestitures. In 2010, employee costs were reduced primarily due to the sale and deconsolidation of several subsidiaries, partially offset by increases in state unemployment tax rates in certain states.

In 2009, we reduced our employee headcount company-wide by approximately 200, or 3.2%, excluding the effects of acquisitions and divestitures. During this period, employee costs were reduced through ongoing cost savings initiatives to better align our operating costs with revenues, partially offset by increases in bonuses due to the improved results of our direct operations.

In our REI segment, total employee costs as a percentage of revenue fell to 34.9% from 38.7% in 2010. Actual costs increased $4.3 million, or 13.6%, in 2011, primarily due to increases in staffing driven by increased demand for our loan modification services. We anticipate that this trend will continue into 2012 as we increase staffing to meet additional demand for our loan modification services as well as to service new contracts recently awarded. In 2010, total employee costs increased $2.2 million, or 7.9%, primarily due to increases in staffing driven by increased demand for our loan modification services.

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

In 2011, other operating expenses for the combined business segments decreased $17.1 million, or 6.2%. Costs fixed in nature decreased $3.6 million, or 3.0%, in 2011, primarily due to decreases in rent and other occupancy expenses related to office closures and a decrease in telephone expenses. These reductions were offset primarily by an increase in professional fees primarily due to internal audit outsourcing. Costs that follow, to varying degrees, changes in transaction volumes and revenues decreased $6.6 million, or 6.4%, in 2011 due to decreases in bad debt expense, fee attorney splits and title plant expenses. These decreases were offset by increases in premium taxes and postage. Costs that fluctuate independently of revenues decreased $6.9 million or 13.6% in 2011 due to litigation and other expense reductions and were partially offset by an increase in travel costs.

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

Title losses. Provisions for title losses, as a percentage of title operating revenues, were 9.4%, 9.6% and 11.3% in 2011, 2010 and 2009, respectively.

The year ended December 31, 2011 included charges of $24.6 million (1.6% of title operating revenues) resulting from large title claims relating to policies issued in prior years. These charges were partially offset by insurance recoveries of $2.4 million (0.2% of title operating revenues) on previously recognized title losses. Losses incurred on known claims for the year 2011 decreased 11.3% compared to the year 2010. During the fourth quarter of 2011, we resolved a significant number of large claims from prior policy years. Although some large claims remain outstanding, significant progress was made in resolving existing large claim inventory which will reduce future risk for the company.

The year ended December 31, 2010 included a reserve strengthening adjustment of $4.8 million (0.03% of title operating revenues) relating to policy years 2007 and 2008 due to higher than expected loss payments and incurred loss experience for these policy years. Including this charge, the total strengthening charges recorded for these policy years are $77.0 million, substantially all of which was recorded in 2008 and 2009. Current losses that are higher than previously anticipated for any given policy year are an indication that total losses for such policy year may be higher than originally calculated. Changes in the total estimated future loss for prior policy years are recorded in the period in which the estimate changes, and thus negatively impact the provision for title loss ratios. The increase in loss payment experience for recent policy years resulted in an increase in the loss ratio related to revenues recognized on policies issued in 2010, and, accordingly, a $2.6 million catch-up adjustment was recorded to title losses in the fourth quarter 2010.

Provisions for title losses in 2010 also include charges of $13.3 million (0.09% of title operating revenues) resulting from changes in the estimated legal costs for several existing large title claims. These charges were partially offset by insurance recoveries of $2.8 million (0.01% of title operating revenues) on previously recognized title losses.

The year ended December 31, 2009 included reserve strengthening adjustments of $32.7 million (2.0% of title operating revenues) relating to policy years 2005, 2006 and 2007 due to higher than expected loss payments and incurred loss experience for these policy years. The increase in loss payment experience for recent policy years resulted in an increase in the loss ratio related to revenues recognized on policies issued in 2009, and, accordingly, a $3.8 million catch-up adjustment was recorded to title losses in the third quarter of 2009. Provisions for title losses in 2009 also include charges of $31.8 million (2.0% of title operating revenues) relating to large title claims including several independent agency defalcations and mechanic lien claims. These charges were partially offset by insurance recoveries of $11.9 million (0.7% of title operating revenues) on previously recognized title losses.

Excluding the impact of the reserve strengthening charges, large losses, and defalcations (net of recoveries), title losses as a percent of title operating revenues were 7.9%, 8.6% and 8.0% in 2011, 2010 and 2009, respectively.

Income taxes. Our effective tax rates, based on earnings before taxes and after deducting noncontrolling interests (an earnings (loss) of $11.7 million, ($4.5) million and ($70.7) million in 2011, 2010 and 2009, respectively), were 79.9%, (179.2%) and 27.9% for 2011, 2010 and 2009, respectively. Our effective income tax rate in 2011 was driven by foreign and state taxes and income taxes associated with subsidiaries not included in our consolidated federal tax return, net of tax benefits from certain tax claims, and by a $7.2 million decrease in the valuation allowance against our deferred tax assets. As of December 31, 2011, our valuation allowance against deferred tax assets was $84.8 million, which continues to be evaluated for reversal as we return to profitability.

Our effective income tax rate in 2010 was driven by foreign and state taxes and income taxes associated with subsidiaries not included in our consolidated federal tax return, net of tax benefits from certain tax credits, and by a $1.1 million decrease in the valuation allowance against our deferred tax assets.

Contractual obligations. Our material contractual obligations at December 31, 2011 were:

	Payments due by period ($ millions)
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Notes payable	3.4	4.0	4.3	—	11.7
Convertible senior notes	—	65.0	—	—	65.0
Operating leases	35.0	46.7	26.4	6.1	114.2
Estimated title losses	140.7	180.9	72.9	108.1	502.6

	179.1	296.6	103.6	114.2	693.5

Material contractual obligations consist primarily of notes payable, convertible senior notes, operating leases and estimated title losses. The timing above for payments of notes payable is based upon contractually stated payment terms of each debt agreement. The convertible senior notes will mature in 2014 unless converted into shares of common stock earlier.

Operating leases are primarily for office space and expire over the next 10 years. The timing shown above for the payments of estimated title losses is not set by contract. Rather, it is projected based on historical payment patterns. The actual timing of estimated title loss payments may vary materially from the above projection since claims, by their nature, are complex and paid over long periods of time. Title losses paid were $134.3 million, $158.3 million and $149.3 million in 2011, 2010 and 2009, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources represent our ability to generate cash flow to meet our obligations to our shareholders, customers (payments to satisfy claims on title policies), vendors, employees, lenders and others. As of December 31, 2011, our cash and investments, including amounts reserved pursuant to statutory requirements, aggregated $635.0 million.

A substantial majority of our consolidated cash and investments as of December 31, 2011 was held by Stewart Title Guaranty Company (Guaranty) and its subsidiaries. The use and investment of these funds, dividends to the holding company, and cash transfers between Guaranty and its subsidiaries and the holding company are subject to certain legal and regulatory restrictions. In general, Guaranty may use its cash and investments in excess of its legally-mandated statutory premium reserve (established in accordance with requirements under Texas law) to fund its insurance operations, including claims payments. Guaranty may also, subject to certain limitations and upon regulatory approval, pay dividends to the holding company and/or provide funds to its subsidiaries (whose operations consist principally of field title offices) for their operating and debt service needs.

A summary of our net consolidated cash flows for the years ended December 31 follows:

	2011	2010	2009
	($ millions)
Net cash provided (used) by operating activities	23.4	41.2	(17.0)
Net cash (used) provided by investing activities	(29.2)	235.2	130.2
Net cash used by financing activities	(7.0)	(238.8)	(88.6)

Operating activities

Our principal sources of cash from operations are premiums on title policies, title service-related transaction fees and loan modification services. Our independent agencies remit cash to us net of their contractual retention. Our principal cash expenditures for operations are employee costs, operating costs and title claims payments.

Cash provided by operations in 2011 was $23.4 million, a decrease of $17.8 million from the $41.2 million provided by operations in 2010. However, the first quarter 2010 included the receipt of an income tax refund of $50.9 million. Excluding the impact of this cash receipt, cash provided by operations in 2011 improved $33.1 million. This improvement is largely attributable to increased revenues in our REI segment as well as lower operating costs and much lower cash claims payments.

Our business continues to be labor intensive, although we have reduced our number of employees by approximately 240 and 130 during 2011 and 2010, respectively, excluding the effects of divestitures in 2010 and the acquisition of PMH in 2011 which added approximately 100 additional new employees.

Cash payments on title claims in 2011, 2010 and 2009 were $134.3 million, $158.3 million and $149.3 million, respectively. Claim payments made, net of insurance recoveries, during 2011, 2010, and 2009 include $34.9 million, $32.8 million and $17.5 million, respectively, on large title claims. As these losses are paid and newly reported prior policy year claims begin to decline, we expect the overall amount of cash paid on title claims to decline significantly.

The insurance regulators of the states in which our underwriters are domiciled require our statutory premium reserves to be fully funded, segregated and invested in high-quality securities and short-term investments. As of December 31, 2011, cash and investments funding the statutory premium reserve aggregated $420.7 million and our estimate of claims that may be reported in the future totaled $378.2 million. In addition to this restricted cash and investments, we had unrestricted cash and investments (excluding cost-basis and equity method investments) of $113.8 million, which are available for underwriter operations, including claims payments.

Investing activities

Cash from investing activities was generated principally by proceeds from investments matured and sold in the amounts of $339.7 million, $328.5 million and $477.1 million in 2011, 2010 and 2009, respectively. We used cash for the purchases of investments in the amounts of $336.1 million, $303.5 million and $369.4 million in 2011, 2010 and 2009, respectively. The cash from sales and maturities not reinvested was used principally to fund operations.

Capital expenditures were $17.7 million, $16.3 million, and $11.0 million in 2011, 2010, and 2009, respectively. In 2010, we began development of a new underwriter agency and policy management system. Work related to this system, plus the impact of 2011 acquisitions, largely drove the increase in capital expenditures from the 2009 level. Prior to 2010, we had limited capital expenditures for new offices and other capital projects due to the poor economic conditions. We expect that 2012 capital expenditures will be near the 2011 level, or decline slightly, as we continue to aggressively manage cash flow. We have no material commitments for capital expenditures.

During the years ended 2011 and 2009, acquisitions resulted in additions to goodwill of $7.6 million and $1.9 million, respectively.

Financing activities and capital resources

We repaid $6.0 million and $16.3 million of debt in accordance with the underlying terms of the debt instruments for 2011 and 2010, respectively. Included in total debt are $64.5 million principal amount of convertible senior notes which mature October 2014 if not converted into shares of common stock. We also have available a $10.0 million bank line of credit commitment, which expires in June 2013, under which no borrowings were outstanding at December 31, 2011.

We paid $0.9 million in cash dividends to our shareholders representing $0.05 per common share outstanding in 2011, 2010, and 2009. Our dividend has remained relatively low due to our operating performance and our desire to conserve cash. The declaration of any future dividend is at the discretion of our Board of Directors.

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

Effect of changes in foreign currency rates

The effect of changes in foreign currency rates on the consolidated statements of cash flows was a net decrease in cash and cash equivalents of $0.8 million in 2011, a net increase of $0.8 million in 2010 and a net increase of $5.2 million in 2009. Our principal foreign operating unit is in Canada, and the value of the U.S. dollar relative to the Canadian dollar increased during 2011.

***********

We believe we have sufficient liquidity and capital resources to meet the cash needs of our ongoing operations. However, if we determine that supplemental debt, including additional convertible debentures, or equity funding is warranted to increase underwriter surplus or provide additional liquidity for unforeseen circumstances or strategic acquisitions, we may pursue those sources of cash. Other than scheduled maturities of debt, operating lease payments and anticipated claims payments, we have no material commitments. We expect that cash flows from operations and cash available from our underwriters, subject to regulatory restrictions, will be sufficient to fund our operations, including claims payments. However, to the extent that these funds are not sufficient, we may be required to borrow funds on terms less favorable than we currently have, or seek funding from the equity market, which may not be successful or may be on terms that are dilutive to existing shareholders.

Other-than-temporary impairments of investments. We recorded an other-than-temporary impairment of $3.5 million in 2011 relating to impairment of cost-basis investments and $1.3 million in 2009 relating to equity securities held for investment.

Other comprehensive earnings (loss). Unrealized gains and losses on investments and changes in foreign currency exchange rates are reported net of deferred taxes in accumulated other comprehensive earnings, a component of stockholders’ equity, until realized. In 2011, unrealized investment gains of $5.7 million were primarily related to temporary increases in market values of corporate, municipal, and government agency debt securities. These gains were partially offset by changes in deferred taxes resulting in a total increase to other comprehensive earnings related to the net change in unrealized investments of $4.9 million. Foreign currency exchange rates, primarily related to our Canadian operations, decreased comprehensive income by $1.8 million, net of taxes, in 2011.

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

Forward-looking statements. Certain statements in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to future, not past, events and often address our expected future business and financial performance. These statements often contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “will” or other similar words. Forward-looking statements by their nature are subject to various risks and uncertainties that could cause our actual results to be materially different than those expressed in the forward-looking statements. These risks and uncertainties include, among other things, the severity and duration of current financial and economic conditions; continued weakness or further adverse changes in the level of real estate activity; changes in mortgage interest rates and availability of mortgage financing; our ability to respond to and implement technology changes, including the completion of the implementation of our enterprise systems; the impact of unanticipated title losses on the need to further strengthen our policy loss reserves; any effect of title losses on our cash flows and financial condition; the impact of our increased diligence and inspections in our agency operations; changes to the participants in the secondary mortgage market and the rate of refinancings that affect the demand for title insurance products; our ability to successfully consummate acquisitions, and our ability to successfully integrate and manage acquired businesses, should opportunities arise; regulatory non-compliance, fraud or defalcations by our title insurance agencies or employees; our ability to timely and cost-effectively respond to significant industry changes and introduce new products and services; the outcome of litigation claims by large classes of claimants; the ultimate outcome of the Citigroup case discussed herein; the impact of changes in governmental and insurance regulations, including any future reductions in the pricing of title insurance products and services; our dependence on our operating subsidiaries and underwriters as a source of cash flow; the continued realization of expected expense savings resulting from our expense reduction steps; our ability to access the equity and debt financing markets when and if needed; our ability to grow our international operations; our ability to respond to the actions of our competitors; failure to comply with financial covenants contained in our debt instruments; and inability to make scheduled payments on or refinance our indebtedness. We expressly disclaim any obligation to update any forward-looking statements contained in this report to reflect events or circumstances that may arise after the date hereof, except as may be required by applicable law.

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

Investments in debt securities at December 31, 2011 mature, according to their contractual terms, as follows (actual maturities may differ because of call or prepayment rights):

	Amortized costs	Fair values
	($ thousands)
In one year or less	36,465	36,733
After one year through two years	33,619	33,763
After two years through three years	72,487	72,686
After three years through four years	26,545	27,139
After four years through five years	29,597	31,499
After five years	245,834	253,722

	444,547	455,542

We believe our investment portfolio is diversified and do not expect any material loss to result from the failure to perform by issuers of the debt securities we hold. Our investments are not collateralized. Foreign debt securities primarily include Canadian government bonds, which aggregated $136.6 million and $130.8 million as of December 31, 2011 and 2010, respectively, and United Kingdom treasury bonds.

Based on our debt securities portfolio and interest rates at December 31, 2011, a 100 basis-point increase (decrease) in interest rates would result in a decrease (increase) of approximately $20.1 million, or 4.4%, in the fair value of our portfolio. Changes in interest rates may affect the fair value of the debt securities portfolio and may result in unrealized gains or losses. Gains or losses would only be realized upon the sale of the investments. Any other-than-temporary declines in fair values of securities are charged to earnings.

Item 8. Financial Statements and Supplementary Data

The information required to be provided in this item is included in our audited Consolidated Financial Statements, including the Notes thereto, attached hereto as pages F-1 to F-29, and such information is incorporated in this report by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Our principal executive officer and principal financial officer are responsible for establishing and maintaining disclosure controls and procedures. They evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2011, and have concluded that, as of such date, our disclosure controls and procedures are adequate and effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). Our internal control over financial reporting is a process, under the supervision of our principal executive officer and principal financial officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment, management believes that, as of December 31, 2011, our internal control over financial reporting is effective based on those criteria.

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

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As a result, no corrective actions were required or undertaken.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding our directors and executive officers will be included in our proxy statement for our 2011 Annual Meeting of Stockholders (Proxy Statement), to be filed within 120 days after December 31, 2011, and is incorporated in this report by reference.

Our Board of Directors and Executive Officers as of March 12, 2012 are:

Board of Directors:
Catherine A. Allen	Chairman and CEO, The Santa Fe Group
Thomas G. Apel	President, Intrepid Ideas, Inc.
Robert L. Clarke	Senior Partner, Bracewell & Giuliani, L.L.P.
Paul W. Hobby	Managing Partner, Genesis Park, L.P.
Dr. E. Douglas Hodo	Chairman of the Board of the Company and President Emeritus, Houston Baptist University
Laurie C. Moore	Chief Executive Officer, The Institute for Luxury Home Marketing
Malcolm S. Morris	Vice Chairman of the Board
Stewart Morris, Jr.	Vice Chairman of the Board
Dr. W. Arthur Porter	Professor Emeritus, University of Oklahoma

Executive Officers:
Matthew W. Morris	Chief Executive Officer
J. Allen Berryman	Chief Financial Officer, Secretary, Treasurer and Principal Financial Officer
Michael B. Skalka	Chief Legal Officer and Group President, Global Underwriting Services
Glenn Clements	Group President, Direct Operations
George Houghton	Group President, Agency Operations
Jason Nadeau	Group President, Mortgage and Title Services

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

STEWART INFORMATION SERVICES CORPORATION

(Registrant)

By:	/s/ Matthew W. Morris
Matthew W. Morris, Chief Executive Officer

By:	/s/ J. Allen Berryman
J. Allen Berryman, Chief Financial Officer, Secretary, Treasurer and Principal Financial Officer

By:	/s/ Brian K. Glaze
Brian K. Glaze, Senior Vice President and Principal Accounting Officer

Date: March 12, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on our behalf on March 12, 2012 by the following Directors:

/s/ Catherine Allen	/s/ Paul Hobby	/s/ Malcolm S. Morris
(Catherine Allen)	(Paul Hobby)	(Malcolm S. Morris)

/s/ Thomas G. Apel	/s/ E. Douglas Hodo	/s/ Stewart Morris, Jr.
(Thomas G. Apel)	(E. Douglas Hodo)	(Stewart Morris, Jr.)

/s/ Robert L. Clarke	/s/ Laurie C. Moore	/s/ W. Arthur Porter
(Robert L. Clarke)	(Laurie C. Moore)	(W. Arthur Porter)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Stewart Information Services Corporation:

We have audited Stewart Information Services Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Stewart Information Services Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A. Controls and Procedures. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Stewart Information Services Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Stewart Information Services Corporation and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, retained earnings and comprehensive earnings (loss), and cash flows for each of the years in the three-year period ended December 31, 2011, and the financial statement schedules as listed in the accompanying index, and our report dated March 12, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Houston, Texas

March 12, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Stewart Information Services Corporation:

We have audited the accompanying consolidated balance sheets of Stewart Information Services Corporation and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, retained earnings and comprehensive earnings (loss), and cash flows for each of the years in the three-year period ended December 31, 2011. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Stewart Information Services Corporation and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Stewart Information Services Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Houston, Texas

March 12, 2012

CONSOLIDATED STATEMENTS OF OPERATIONS, RETAINED EARNINGS AND

COMPREHENSIVE EARNINGS (LOSS)

	For the Years Ended December 31,
	2011	2010	2009
	($000 omitted, except per share)
Revenues
Title insurance:
Direct operations	637,550	636,454	676,756
Agency operations	877,225	914,581	945,481

Real estate information	102,324	81,176	56,895
Investment income	15,505	18,397	20,804
Investment and other gains — net	2,302	21,782	7,366

	1,634,906	1,672,390	1,707,302

Expenses
Amounts retained by agencies	723,943	753,438	783,406
Employee costs	469,839	467,491	481,535
Other operating expenses	256,194	273,253	289,648
Title losses and related claims	142,101	148,438	182,781
Depreciation and amortization	19,542	21,422	28,064
Interest	5,268	5,423	4,056

	1,616,887	1,669,465	1,769,490

Earnings (loss) before taxes and noncontrolling interests	18,019	2,925	(62,188)
Income tax expense (benefit)	9,341	8,075	(19,757)

Net earnings (loss)	8,678	(5,150)	(42,431)
Less net earnings attributable to noncontrolling interests	6,330	7,432	8,544

Net earnings (loss) attributable to Stewart	2,348	(12,582)	(50,975)

Retained earnings at beginning of year	282,666	296,116	347,952
Cash dividends on common stock ($.05 in 2011, 2010 and 2009)	(917)	(868)	(861)

Retained earnings at end of year	284,097	282,666	296,116

Comprehensive earnings (loss):
Net earnings (loss)	8,678	(5,150)	(42,431)
Other comprehensive earnings, net of taxes of $425, $3,148 and $3,439	3,071	2,650	10,667

Comprehensive earnings (loss)	11,749	(2,500)	(31,764)
Less comprehensive earnings attributable to noncontrolling interests	6,330	7,432	8,544

Comprehensive earnings (loss) attributable to Stewart	5,419	(9,932)	(40,308)

Basic and dilutive average shares outstanding (000)	19,131	18,313	18,182
Basic and diluted earnings (loss) per share attributable to Stewart	0.12	(0.69)	(2.80)

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2011	2010
	($000 omitted)
Assets
Cash and cash equivalents	117,196	144,564
Cash and cash equivalents — statutory reserve funds	23,647	9,926

	140,843	154,490

Short-term investments	33,137	33,457

Investments in debt and equity securities available-for-sale, at fair value:
Statutory reserve funds	397,074	396,317
Other	63,911	54,007

	460,985	450,324

Receivables:
Notes	10,394	10,747
Premiums from agencies	47,351	45,399
Income taxes	7,412	651
Other	39,660	41,323
Allowance for uncollectible amounts	(16,056)	(19,438)

	88,761	78,682

Property and equipment, at cost:
Land	6,429	6,445
Buildings	23,823	23,769
Furniture and equipment	234,262	250,355
Accumulated depreciation	(208,077)	(219,000)

	56,437	61,569

Title plants, at cost	77,406	77,397
Real estate, at lower of cost or net realizable value	5,236	3,266
Investments in investees, on an equity method basis	18,055	17,608
Goodwill	214,492	206,861
Intangible assets, net of amortization	8,693	8,228
Other assets	52,096	49,324

	1,156,141	1,141,206

Liabilities
Notes payable	11,722	8,784
Convertible senior notes	64,513	64,338
Accounts payable and accrued liabilities	86,389	95,666
Estimated title losses	502,611	495,849
Deferred income taxes	27,449	28,236

	692,684	692,873
Contingent liabilities and commitments

Stockholders’ equity
Common Stock — $1 par, authorized 50,000,000; issued 18,605,993 and 17,801,273; outstanding 18,253,832 and 17,325,046	18,606	17,801
Class B Common Stock — $1 par, authorized 1,500,000; issued and outstanding 1,050,012	1,050	1,050
Additional paid-in capital	132,446	124,413
Retained earnings	284,097	282,666
Accumulated other comprehensive earnings:
Foreign currency translation adjustments	9,250	11,093
Unrealized investment gains	7,431	2,517
Treasury stock — 352,161 and 476,227 common shares, at cost	(2,666)	(4,330)

Total stockholders’ equity attributable to Stewart	450,214	435,210
Noncontrolling interests	13,243	13,123

Total stockholders’ equity	463,457	448,333

	1,156,141	1,141,206

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2011	2010	2009
	($000 omitted)
Reconciliation of net loss to cash provided (used) by operating activities:
Net earnings (loss)	8,678	(5,150)	(42,431)
Add (deduct):
Depreciation and amortization	19,542	21,422	28,064
Provision for bad debt	1,318	4,186	6,526
Investment and other (gains) — net	(2,302)	(21,782)	(7,002)
Provisions for title losses in excess of (less than) payments	2,383	(14,694)	31,276
Insurance recoveries of title losses	5,082	8,260	2,174
(Increase) decrease in receivables — net	(6,748)	46,642	(24,833)
(Increase) decrease in other assets — net	(189)	308	540
Decrease in payables and accrued liabilities — net	(5,602)	(11,871)	(13,203)
(Decrease) increase in net deferred income taxes	(1,212)	10,544	(1,230)
Net earnings from equity investees	(1,710)	(2,427)	(3,134)
Dividends received from equity investees	2,524	2,996	2,916
Other — net	1,645	2,760	3,385

Cash provided (used) by operating activities	23,409	41,194	(16,952)

Investing activities:
Proceeds from investments available-for-sale matured and sold	339,697	328,460	477,089
Purchases of investments available-for-sale	(336,118)	(303,517)	(369,366)
Proceeds from redemptions of investments — pledged	—	217,225	24,300
Purchases of property and equipment, title plants and real estate — net	(17,704)	(16,339)	(11,032)
Proceeds from the sale of land and buildings	—	6,425	—
Increases in notes receivable	(291)	(1,109)	(1,214)
Collections on notes receivable	721	1,001	654
Change in cash and cash equivalents due to sale and deconsolidation of subsidiaries (see below)	—	(1,873)	—
Cash paid for acquisition of subsidiary	(8,262)	—	—
Cash paid for loan guarantee obligation	(4,318)	—	—
Cash (paid) received for other assets, cost-basis investments, equity investees and other — net	(2,944)	4,887	9,759

Cash (used) provided by investing activities	(29,219)	235,160	130,190

Financing activities:
Payments on notes payable	(5,988)	(16,294)	(117,190)
Proceeds from notes payable	6,000	5,834	433
Payments on line of credit	—	(216,141)	(24,962)
Proceeds from issuance of convertible senior notes	—	—	65,000
Payments for debt issuance costs related to convertible senior notes	—	—	(3,299)
Cash dividends paid	(917)	(868)	(861)
Distributions to noncontrolling interests	(6,142)	(7,122)	(7,775)
Purchase of remaining interest of consolidated subsidiary	—	(4,199)	—
Other—net	13	—	57

Cash used by financing activities	(7,034)	(238,790)	(88,597)

Effect of changes in foreign currency exchange rates	(803)	826	5,213

(Decrease) increase in cash and cash equivalents	(13,647)	38,390	29,854

Cash and cash equivalents at beginning of year	154,490	116,100	86,246

Cash and cash equivalents at end of year	140,843	154,490	116,100

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2011	2010	2009
	($000 omitted)
Supplemental information:
Settlement of wage and hour litigation through issuance of Common Stock	7,582	—	—
Settlement of note payable through issuance of Common Stock held in treasury	1,299	—	—

Changes in financial statement amounts due to purchase of subsidiary:
Goodwill acquired	7,631	—	—
Receivables and other assets acquired	5,672	—	—
Intangible assets	1,988
Liabilities acquired	(3,779)	—	—
Debt assumed	(3,250)	—	—

Cash paid for the acquisition of subsidiaries and other — net	8,262	—	—

Changes in financial statement amounts due to sale and deconsolidation of subsidiaries
Note receivable	—	2,433	—
Investments in investees, on an equity method basis	—	5,315	—
Goodwill	—	(5,902)	—
Title plants	—	(1,048)	—
Property and equipment, net of accumulated depreciation	—	(1,564)	—
Intangible asset, net of amortization	—	2,928	—
Other — net	—	(814)	—
Liabilities	—	1,390	—
Noncontrolling interests	—	336	—
Investment and other (gains) losses — net	—	(1,201)	—

Change in cash and cash equivalents due to sale and deconsolidation of subsidiaries	—	1,873	—

Income taxes — net paid (refunded)	19,259	(41,528)	(16,831)
Interest paid	4,557	4,775	2,576

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Three Years Ended December 31, 2010)

NOTE 1

General. Stewart Information Services Corporation, through its subsidiaries (collectively, the Company), is primarily engaged in the business of providing title insurance and real estate related services. The Company operates through a network of production facilities, owned policy-issuing offices and independent agencies in the United States and international markets. Approximately 50% of consolidated title revenues for the year ended December 31, 2011 were generated in Texas, California, New York, international operations and Florida.

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

D. Statutory accounting. Stewart Title Guaranty Company (Guaranty) and other title insurance underwriters owned by the Company prepare financial statements in accordance with statutory accounting practices prescribed or permitted by regulatory authorities. See Notes 2 and 3.

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

At each quarter end, the Company’s recorded reserve for title losses begins with the prior period’s reserve balance for claim losses, adds the current period provision to that balance and subtracts actual paid claims, resulting in an amount that management compares to its actuarially-based calculation of the ending reserve balance to provide for future reported title losses. The actuarially-based calculation is a paid loss development calculation where loss development factors are selected based on company data and input from the Company’s third-party actuaries. The Company also obtains input from third-party actuaries in the form of a reserve analysis utilizing generally accepted actuarial methods. While the Company is responsible for determining its loss reserves, it utilizes this actuarial input to assess the overall reasonableness of its reserve estimation. If the Company’s recorded reserve amount is within a reasonable range (+/- 4.0%) of its actuarially-based reserve calculation and the actuary’s point estimate, but not at the point estimate, the Company’s management assesses the major factors contributing to the different reserve estimates in order to determine the overall reasonableness of its recorded reserve, as well as the position of the recorded reserves relative to the point estimate and the estimated range of reserves. The major factors considered can change from period to period and include items such as current trends in the real estate industry (which management can assess although there is a time lag in the development of this data for use by the actuary), the size and types of claims reported and changes in the Company’s claims management process. If the recorded amount is not within a reasonable range of the Company’s third-party actuary’s point estimate, it will adjust the recorded reserves in the current period and reassess the provision rate on a prospective basis. Once the Company’s reserve for title losses is recorded, it is reduced in future periods as a result of claims payments and may be increased or reduced by revisions to the Company’s estimate of the overall level of required reserves.

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

L. Goodwill. Goodwill is the excess of the purchase price over the fair value of net assets acquired. Goodwill is not amortized but is reviewed annually and upon the occurrence of an event indicating an impairment may have occurred. If determined to be impaired, the impaired portion is expensed to current operations. The process of determining impairment relies on projections of future cash flows, operating results and market conditions. Uncertainties exist in these projections and are subject to changes relating to factors such as interest rates and overall real estate market conditions. There were no impairment write-offs of goodwill during the three years ended December 31, 2011. However, to the extent that the Company’s future operating results are below management’s projections, or in the event of continued adverse market conditions, a future impairment may occur.

M. Acquired intangibles. Intangible assets are comprised mainly of non-compete and underwriting agreements and are amortized over their estimated lives, which are primarily 3 to 10 years.

N. Other long-lived assets. The Company reviews the carrying values of title plants and other long-lived assets if certain events occur that may indicate impairment. An impairment of these long-lived assets is indicated when projected undiscounted cash flows over the estimated lives of the assets are less than carrying values. If impairment is determined by management, the recorded amounts are written down to fair values. There were no impairment write-offs of long-lived assets during the three years ended December 31, 2011.

The Company had cost-basis investments aggregating $7.7 million and $12.2 million at December 31, 2011 and 2010, respectively. Cost-basis investments are included in other assets on the Company’s consolidated balance sheets and are evaluated periodically for impairment. The Company incurred impairment charges of $3.5 million, $0.6 million and $9.6 million for cost-basis investments during the years ended December 31, 2011, 2010 and 2009, respectively.

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

Q. Income taxes. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the tax basis and the book carrying values of certain assets and liabilities. To the extent that the Company does not believe its deferred tax assets meet the more likely than not realization criteria, it establishes a valuation allowance. When it establishes a valuation allowance, or increases (decreases) the allowance during the year, it records a tax expense (benefit) in its consolidated statement of operations. Enacted tax rates are used in calculating amounts.

The Company also specifies the accounting for uncertainties in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

NOTE 2

Restrictions on cash and investments. Statutory reserve funds of $397.1 million and $396.3 million and cash and cash equivalents of $23.6 million and $9.9 million at December 31, 2011 and 2010, respectively, were maintained to comply with legal requirements for statutory premium reserves and state deposits. These funds are not available for any other purpose. In the event that the insurance regulators adjust the determination of the statutory premium reserves of the Company’s title insurers, these restricted funds as well as statutory surplus would correspondingly increase or decrease.

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

NOTE 3

Dividend restrictions. Substantially all of the consolidated retained earnings at each year end were represented by Guaranty, which owns directly or indirectly all of the subsidiaries included in the consolidation.

Guaranty cannot pay a dividend to its parent in excess of certain limits without the approval of the Texas Insurance Commissioner. The maximum dividend that can be paid after such approval in 2012 is $74.4 million. Guaranty did not pay a dividend in 2011, 2010 or 2009.

Dividends from Guaranty are also voluntarily restricted primarily to maintain statutory surplus and liquidity at competitive levels and to demonstrate significant claims payment ability. The ability of a title insurer to pay claims can significantly affect the decision of lenders and other customers when buying a policy from a particular insurer.

Surplus as regards policyholders for Guaranty was $371.8 million and $369.5 million at December 31, 2011 and 2010, respectively. Statutory net loss for Guaranty was $4.2 million, $2.0 million and $85.1 million in 2011, 2010 and 2009, respectively.

NOTE 4

Investments in debt and equity securities. The amortized costs and fair values at December 31 follow:

	2011		2010
	Amortized costs	Fair values	Amortized costs	Fair values
	($000 omitted)
Debt securities:
Municipal	26,721	27,801	39,589	40,185
Corporate and utilities	237,912	244,123	228,270	229,972
Foreign	162,384	164,268	155,977	157,745
U.S. Government	17,530	19,350	20,792	22,422
Equity securities	5,005	5,443	—	—

	449,552	460,985	444,628	450,324

Gross unrealized gains and losses at December 31 were:

	2011		2010
	Gains	Losses	Gains	Losses
	($000 omitted)
Debt securities:
Municipal	1,080	—	1,235	639
Corporate and utilities	9,184	2,973	4,574	2,872
Foreign	1,937	53	1,861	93
U.S. Government	1,820	—	1,634	4
Equity securities	442	4	—	—

	14,463	3,030	9,304	3,608

Debt securities at December 31, 2011 mature, according to their contractual terms, as follows (actual maturities may differ due to call or prepayment rights):

	Amortized costs	Fair values
	($000 omitted)
In one year or less	36,465	36,733
After one year through five years	162,249	165,087
After five years through ten years	212,963	217,817
After ten years	32,870	35,905

	444,547	455,542

Gross unrealized losses on investments and the fair values of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2011, were:

	Less than 12 months		More than 12 months		Total
	Losses	Fair values	Losses	Fair values	Losses	Fair values
	($000 omitted)
Debt securities:
Corporate and utilities	1,944	42,851	1,029	24,830	2,973	67,681
Foreign	53	59,708	—	—	53	59,708
Equity securities:	4	1,247	—	—	4	1,247

	2,001	103,806	1,029	24,830	3,030	128,636

The unrealized loss positions were primarily caused by interest rate fluctuations. The number of investments in an unrealized loss position as of December 31, 2011 was 52. Since the Company does not intend to sell and will more likely than not maintain each debt security until its anticipated recovery, and no significant credit risk is deemed to exist, these investments are not considered other-than-temporarily impaired.

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

The Company believes its investment portfolio is diversified and expects no material loss to result from the failure to perform by issuers of the debt securities it holds. Investments made by the Company are not collateralized. Foreign debt securities primarily include Canadian government bonds, which aggregated $136.6 million and $130.8 million as of December 31, 2011 and 2010, respectively, and United Kingdom treasury bonds.

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

At December 31, 2011, financial instruments measured at fair value on a recurring basis are summarized below:

	Level 1	Level 2	Level 3	Fair value measurements
	($000 omitted)
Short-term investments	33,137	—	—	33,137
Investments available-for-sale:
Debt securities:
Municipal	—	27,801	—	27,801
Corporate and utilities	—	244,123	—	244,123
Foreign	164,268	—	—	164,268
U.S. Government	19,350	—	—	19,350
Equity securities:	5,443	—	—	5,443

	222,198	271,924	—	494,122

At December 31, 2010, financial instruments measured at fair value on a recurring basis are summarized below:

	Level 1	Level 2	Level 3	Fair value measurements
	($000 omitted)
Short-term investments	33,457	—	—	33,457
Investments available-for-sale:
Debt securities:
Municipal	—	40,185	—	40,185
Corporate and utilities	—	229,972	—	229,972
Foreign	157,745	—	—	157,745
U.S. Government	22,422	—	—	22,422

	213,624	270,157	—	483,781

At December 31, 2011, Level 1 financial instruments consist of short-term investments, U.S. and foreign government bonds, and equity securities. Level 2 financial instruments consist of municipal, corporate and utilities bonds. In accordance with the Company’s policies and guidelines, the Company’s third party, registered investment manager invests only in securities rated as investment grade or higher by the major rating services, where observable valuation inputs are significant. All municipal bonds are valued using a third-party pricing service, and the corporate bonds are valued using the market approach, which includes three to ten inputs from relevant market sources, including FINRA’s Trade Reporting and Compliance Engine (TRACE) and independent broker/dealer quotes, bids and offerings, as well as other relevant market data, such as securities with similar characteristics (i.e. sector, rating, maturity, etc.). Broker/dealer quotes, bids and offerings mentioned above are gathered (typically three to ten) and a consensus risk premium spread (credit spread) over risk-free Treasury yields is developed from the inputs obtained, which is then used to calculate the resulting fair value.

Level 3 financial instruments are summarized below:

	Equity securities	Investments — pledged	Line of credit	Cash settlement option of convertible senior notes
	($000 omitted)
December 31, 2009	—	202,007	(202,007)	(510)
Sold/redeemed	—	(216,141)	216,141	—
Realized gains	—	14,134	(14,134)	510

December 31, 2010	—	—	—	—

Sold/redeemed	—	—	—	—
Realized gains	—	—	—	—

December 31, 2011	—	—	—	—

The company elected the fair value option to account for a line of credit that was repaid during 2010.

As of December 31, 2011, assets measured at fair value on a nonrecurring basis are summarized below:

	Level 3	Impairment loss recorded
	($000 omitted)
Cost-basis investments	1,167	2,685

The carrying amount of certain cost-basis investments exceeded their fair value and an impairment charge of $2.7 million was recorded in investment and other gains (losses) — net in 2011. The valuations were based on the values of the underlying assets of the investee.

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

NOTE 6

Investment income. Income from investments and gross realized investment and other gains and losses follow:

	2011	2010	2009
	($000 omitted)
Investment income:
Debt securities	13,860	15,014	18,639
Short-term investments, cash equivalents and other	1,645	3,383	2,165

	15,505	18,397	20,804

Investment and other gains (losses):
Realized gains	12,151	24,055	23,881
Realized losses	(9,849)	(2,273)	(16,515)

	2,302	21,782	7,366

Proceeds from the sales of investments available-for-sale were $292.0 million, $280.9 million and $400.7 million for the years ended December 31, 2011, 2010 and 2009, respectively. Expenses assignable to investment income were insignificant. There were no significant investments at December 31, 2011 that did not produce income during the year.

In 2011, investment and other gains (losses) — net included realized gains of $10.7 million from the sale of debt and investments available-for-sale, partially offset by realized losses of $3.5 million for the impairment of cost-basis investments and $4.3 million from a loss on a third-party loan guarantee obligation.

In 2010, investment and other gains (losses) — net included realized gains of $11.8 million from the sale of debt and investments available-for-sale, $6.3 million primarily from a transfer of the rights to internally developed software, $1.2 million from the sale of interests in subsidiaries and $3.0 million from the sale of real estate.

In 2009, investment and other gains (losses) — net included realized gains of $16.3 million from the sale of debt and equity investments available-for-sale, $5.6 million from the sales of cost-basis investments and $1.0 million due to the change in estimates in office closure costs. The realized gains were partially offset by realized losses of $10.7 million from the impairment of equity method and cost-basis investments, $2.8 million from office closure costs and $1.3 million from the impairment of equity securities available-for-sale.

NOTE 7

Income taxes. The income tax provision consists of the following:

	2011	2010	2009
	($000 omitted)
Current:
Federal	(678)	(4,305)	(24,968)
State	1,444	1,188	(272)
Foreign	9,221	337	6,661

Deferred:
Federal	4,450	(1,197)	215
State	397	—	(1,393)
Foreign	(5,493)	12,052	—

Income tax expense (benefit)	9,341	8,075	(19,757)

The following reconciles federal income taxes computed at the statutory rate with income taxes as reported.

	2011	2010	2009
	($000 omitted)
Expected income tax benefit at 35% (1)	4,091	(1,577)	(24,756)
Foreign tax rate differential	(764)	613	767
Non-taxable income (non-consolidated subsidiaries for tax)	946	832	657
Intercompany dividends	572	738	—
Research and development credit	(74)	(1,223)	(616)
State income tax expense (benefit) — net of taxes	884	(178)	(1,665)
Tax-exempt interest	(342)	(561)	(1,075)
Non-deductible expenses	2,624	2,261	1,765
Net operating loss carryback	(1,829)	—	—
Adjustments to deferred tax liabilities	10,781	8,716	1,251
Dividends received deductions on investments	(500)	(656)	(530)
Valuation allowance	(7,163)	(1,146)	4,297
Other — net	115	256	148

Income tax expense (benefit)	9,341	8,075	(19,757)

Effective income tax rates (%) (1)	79.9	(179.2)	27.9

(1)	Calculated using loss before taxes and after noncontrolling interests.

Deferred income taxes at December 31, 2011 and 2010 were as follows:

	2011	2010
	($000 omitted)
Deferred tax assets:
Accrued expenses	12,684	17,810
Allowance for uncollectible amounts	5,784	5,956
Fixed assets	7,502	11,506
Investments	10,390	7,989
Net operating loss carryforwards	32,122	33,388
Tax credit carryforwards	18,727	14,420
Title loss provisions	11,235	9,416
Other	4,195	3,978

	102,639	104,463
Valuation allowance	(84,771)	(91,934)

	17,868	12,529

Deferred tax liabilities:
Amortization — goodwill and other intangibles	(23,701)	(14,742)
Unrealized gains on investments	(4,003)	(2,079)
Cash surrender value of insurance policies	(4,431)	(4,710)
Foreign currency translation adjustments	(4,999)	(5,626)
Accrued expenses	(6,592)	(11,534)
Fixed assets	(139)	(139)
Other	(1,452)	(1,935)

	(45,317)	(40,765)

Net deferred income taxes	(27,449)	(28,236)

The Company has recorded valuation allowances against U.S. deferred tax assets, net of definite-lived deferred tax liabilities, for which realization cannot be assured based on a more-likely-than-not standard. A valuation allowance was initially established in 2008 due to the Company’s then cumulative three-year operating loss history. The Company routinely evaluates the extent to which the valuation allowance may be reversed. The Company has approximately $87.2 million of U.S. federal net operating loss carry forwards (NOL). The NOL will begin to expire in 2030, if not utilized. The Company’s effective income tax rate in 2009 was significantly impacted by a benefit of $24.8 million due to the change in tax law in the fourth quarter 2009, which allowed the Company to carry back net operating losses to prior years.

The Company is routinely subject to income tax examinations by U.S. federal, international and state and local tax authorities. The Company is currently under examination by the Internal Revenue Service for calendar years 2005 through 2008. The Company also is involved in routine examinations by state and local tax jurisdictions for calendar years 2007 and 2008. The Company expects no material adjustment from any examination.

NOTE 8

Goodwill and acquired intangibles. A summary of goodwill follows:

	Title	REI	Total
	($000 omitted)
Balances at December 31, 2009	198,572	14,191	212,763
Sale of interests in subsidiaries	(3,639)	—	(3,639)
Deconsolidation of subsidiaries	(2,263)	—	(2,263)

Balances at December 31, 2010	192,670	14,191	206,861
Acquisitions	—	7,631	7,631

Balances at December 31, 2011	192,670	21,822	214,492

Amortization expense for acquired intangibles was $1.5 million, $1.1 million and $1.8 million in 2011, 2010 and 2009, respectively. Accumulated amortization of intangibles was $25.8 million and $24.3 million at December 31, 2011 and 2010, respectively. In each of the years 2012 through 2016, amortization expense is expected to be less than $1.7 million.

NOTE 9

Equity investees. Certain summarized aggregate financial information for equity investees (in which the Company typically owns 20% through 50% of the equity) follows:

	2011	2010	2009
	($000 omitted)
For the year:
Revenues	70,896	73,450	47,865
Net earnings	4,326	6,976	8,902

At December 31:
Total assets	57,972	31,767	24,705
Notes payable	23,533	1,119	521
Stockholders’ equity	12,524	16,027	12,653

Net premium revenues from policies issued by equity investees were approximately $6.4 million, $6.9 million and $3.4 million in 2011, 2010 and 2009, respectively. Earnings related to equity investees were $1.7 million, $2.4 million and $3.1 million in 2011, 2010 and 2009, respectively. These amounts are included in title insurance — direct operations in the consolidated statements of operations, retained earnings and comprehensive earnings.

Goodwill related to equity investees was $12.1 million and $11.8 million at December 31, 2011 and 2010, respectively, and these balances are included in investments in investees in the consolidated balance sheets. Equity investments, including the related goodwill balances, are reviewed for impairment.

NOTE 10

Notes payable, convertible senior notes and line of credit.

	2011	2010
	($000 omitted)
Banks — primarily unsecured, varying payments and rates(1)	7,863	3,096
Other than banks	3,859	5,688

	11,722	8,784

(1)	Average interest rates were 3.49% and 5.09% at December 31, 2011 and 2010, respectively.

Principal payments on the notes, based upon the contractual maturities, are due in the amounts of $3.4 million in 2012, $2.0 million in 2013, $2.0 million in 2014, $3.6 million in 2015 and $.6 million in 2016.

In October 2009, the Company entered into an agreement providing for the sale of $65.0 million aggregate principal amount of 6.0% Convertible Senior Notes due 2014 (Notes) to an initial purchaser for resale to certain qualified institutional buyers in compliance with Rule 144A under the Securities Act of 1933, as amended. The Notes will mature in 2014 unless converted into the Company’s common stock earlier and are guaranteed by certain wholly-owned domestic subsidiaries of the Company.

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

The Company incurred $3.3 million of debt issuance costs related to the Notes. The issuance costs were primarily related to discounts, commissions and offering expenses payable by the Company. The Company recorded the issuance costs in other assets and is amortizing them over the term of the Notes using the effective interest method. The amortization of the debt issuance costs was $0.5 million, $0.5 million and $0.1 million and interest expense on the Notes was $4.2 million, $4.2 million and $0.9 million in 2011, 2010, and 2009, respectively.

As of December 31, 2011, the Company also had available a $10.0 million bank line of credit commitment, which expires in June 2013, under which no borrowings were outstanding.

NOTE 11

Estimated title losses.

	2011	2010	2009
	($000 omitted)
Balances at January 1	495,849	503,475	463,084
Provisions:
Current year	94,115	97,559	109,709
Previous policy years	47,986	50,879	73,072

Total provisions	142,101	148,438	182,781

Payments:
Current year	(22,404)	(24,118)	(21,801)
Previous policy years	(111,915)	(134,191)	(127,530)

Total payments	(134,319)	(158,309)	(149,331)

Effects of changes in foreign currency exchange rates	(1,020)	2,245	6,941

Balances at December 31	502,611	495,849	503,475

Provisions for title losses, as a percentage of title operating revenues, were 9.4%, 9.6% and 11.3% in 2011, 2010 and 2009, respectively. The total provisions included charges (above the annual provisioning rate) of $24.6 million, $13.3 million and $31.8 million for large title claims, including defalcations, in 2011, 2010 and 2009, respectively. The charges were reduced by insurance recoveries received of $2.4 million, $2.8 million and $11.9 million in 2011, 2010 and 2009, respectively.

The previous policy years’ title loss provision amounts in 2010 and 2009 included reserve strengthening adjustments of $4.8 million and $32.7 million, respectively, related to higher than expected loss payment experience for policy years 2005 through 2008. The years ended 2011, 2010 and 2009 included $19.2 million, $26.7 million and $26.0 million, respectively, related to maintaining a high provisioning rate for title losses due to continued elevated claims payment experience and $32.8 million, $19.2 million and $13.9 million, respectively, related to large title losses.

For the year ended December 31, 2010, the increase in payments relating to previous years was consistent with the rise in title claims resulting from the real estate market decline. Typically, the Company experiences a higher frequency of losses, including agency defalcations, which are reported sooner after policy issuance, in real estate markets where transaction volumes and prices are decreasing.

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

At December 31, 2011 and 2010, there were 145,820 shares of Common Stock held by a subsidiary of the Company which are considered treasury shares.

NOTE 13

Changes in stockholders’ equity.

	Common and Class B Common Stock ($1 par value)	Additional paid-in capital	Accumulated other comprehensive earnings	Treasury stock	Noncontrolling interests
	($000 omitted)
Balances at December 31, 2008	18,618	125,426	293	(4,330)	13,227
Stock bonuses and other	87	1,342	—	—	—
Exercise of stock options and grants	3	54	—	—	—
Net change in unrealized gains and losses	—	—	3,666	—	—
Net realized gain reclassification	—	—	(4,547)	—	—
Foreign currency translation	—	—	11,548	—	—
Net earnings attributable to noncontrolling interests	—	—	—	—	8,544
Subsidiary dividends paid to noncontrolling interests	—	—	—	—	(7,579)
Net effect of changes in ownership and other	—	—	—	—	(402)

Balances at December 31, 2009	18,708	126,822	10,960	(4,330)	13,790
Stock bonuses and other	143	1,284	—	—	—
Purchase of remaining interest of consolidated subsidiary	—	(3,693)	—	—	(506)
Provision for Canadian taxes	—	—	(1,185)	—	—
Net change in unrealized gains and losses	—	—	1,448	—	—
Net realized gain reclassification	—	—	(1,142)	—	—
Foreign currency translation	—	—	3,529	—	—
Net earnings attributable to noncontrolling interests	—	—	—	—	7,432
Subsidiary dividends paid to noncontrolling interests	—	—	—	—	(7,122)
Net effect of changes in ownership and other	—	—	—	—	(471)

Balances at December 31, 2010	18,851	124,413	13,610	(4,330)	13,123
Stock bonuses and other	169	1,452	—	—	—
Settlement of wage and hour litigation through issuance of Common Stock	636	6,946	—	—	—
Settlement of note payable through issuance of Common Stock held in treasury	—	(365)	—	1,664	—
Net change in unrealized gains and losses	—	—	7,245	—	—
Net realized gain reclassification	—	—	(2,331)	—	—
Foreign currency translation	—	—	(1,843)	—	—
Net earnings attributable to noncontrolling interests	—	—	—	—	6,330
Subsidiary dividends paid to noncontrolling interests	—	—	—	—	(6,142)
Net effect of changes in ownership and other	—	—	—	—	(68)

Balances at December 31, 2011	19,656	132,446	16,681	(2,666)	13,243

NOTE 14

Share-based incentives. In March 2011, the Company granted 51,000 shares of fully vested, unrestricted Common Stock with a fair value of $0.6 million, which was recorded as compensation expense. Also in March 2011, the Company granted 37,000 shares of restricted Common Stock with a fair value of $0.4 million. The restricted Common Stock awards vest 20% each year over five years beginning March 10, 2011. Compensation expense associated with restricted stock awards will be recognized over this vesting period.

In March 2010, the Company granted 51,000 shares of fully vested, unrestricted Common Stock with a fair value of $0.7 million, which was recorded as compensation expense. Also in March 2010, the Company granted 37,000 shares of restricted Common Stock with a fair value of $0.5 million. The restricted Common Stock awards vest 20% each year over five years beginning March 10, 2010. Compensation expense associated with restricted stock awards will be recognized over this vesting period.

The Company granted 42,000 restricted shares during 2009. The restricted shares vested December 31, 2009, to certain executive officers and the Company recorded compensation expense of approximately $0.7 million during the year then ended.

There were no stock options granted during the three years ended December 31, 2011 and accordingly, no compensation expense has been reflected in the accompanying consolidated financial statements.

NOTE 15

Earnings per share. The Company’s basic earnings per share is calculated by dividing net earnings (loss) by the weighted-average number of shares of Common Stock and Class B Common Stock outstanding during the reporting period.

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

For the three years ended December 31, 2011, the Company did not have any dilutive shares under the treasury stock method mentioned above since the exercise prices of the options were greater than the weighted-average market value of the shares, which excludes them from the diluted earnings calculation.

There were no calculations of diluted earnings per share for the year ended December 31, 2011 using the if-converted method, as the add back of the tax affected interest expense on the convertible debt resulted in antidilution. Additionally, since the Company reported a net loss for each of the years ended December 31, 2010 and 2009, there were no calculations of diluted earnings per share under the if-converted method.

NOTE 16

Reinsurance. As is industry practice, the Company cedes risks to other title insurance underwriters and reinsurers on certain transactions. However, the Company remains liable if the reinsurer should fail to meet its obligations. The Company also assumes risks from other underwriters on a transactional basis as well as on certain reinsurance treaties. Payments and recoveries on reinsured losses were insignificant during each of the years ended December 31, 2011, 2010, and 2009. The total amount of premiums for assumed and ceded risks was less than 1% of consolidated title revenues in each of the last three years.

NOTE 17

Leases. Lease expense was $41.4 million, $45.2 million and $51.1 million in 2011, 2010 and 2009, respectively. The future minimum lease payments are summarized as follows (in thousands of dollars):

2012	35,033
2013	26,681
2014	19,972
2015	16,082
2016	10,269
2017 and after	6,191

114,228

NOTE 18

Contingent liabilities and commitments. The Company routinely holds third-party funds in segregated escrow accounts pending the closing of real estate transactions. This resulted in a contingent liability to the Company of approximately $730.2 million at December 31, 2011. In addition, the Company is contingently liable for disbursements of escrow funds held by agencies in those cases where specific insured closing guarantees have been issued.

The Company owns a qualified intermediary in tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code. The Company holds the proceeds from these transactions until a qualifying exchange can occur. This resulted in a contingent liability to the Company of approximately $332.3 million at December 31, 2011. As is industry practice, these escrow and Section 1031 exchanger fund accounts are not included in the consolidated balance sheets.

In the ordinary course of business, the Company guarantees the third-party indebtedness of certain of its consolidated subsidiaries. As of December 31, 2011, the maximum potential future payments on the guarantees are not more than the related notes payable recorded in the consolidated balance sheets (Note 10). The Company also guarantees the indebtedness related to lease obligations of certain of its consolidated subsidiaries. The maximum future obligations arising from these lease-related guarantees are not more than the Company’s future minimum lease payments (Note 17). In addition, as of December 31, 2011, the Company had guarantees of indebtedness owed by certain third parties related to business expansion and unused letters of credit aggregating to $4.2 million, primarily related to workers’ compensation coverage.

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

* * *

In January 2009, an action was filed by individuals against Stewart Title Guaranty Company, Stewart Title of California, Inc., Cuesta Title Company and others in the Superior Court of California for the County of San Luis Obispo alleging that the plaintiffs have suffered damages relating to loans they made through Hurst Financial Corporation to an individual named Kelly Gearhart and entities controlled by Gearhart. Thereafter, several other lawsuits making similar allegations, including a lawsuit filed by several hundred individuals, were filed in San Luis Obispo Superior Court, and one such lawsuit was removed to the United States District Court for the Central District of California. The defendants vary from case to case, but Stewart Information Services Corporation, Stewart Title Company and Stewart Title Insurance Company have also each been sued in at least one of the cases. Each of the complaints alleges some combination of the following purported causes of action: breach of contract, negligence, fraud, aiding and abetting fraud, constructive fraud, breach of fiduciary duty, breach of implied covenant of good faith and fair dealing, financial elder abuse, violation of California Business and Professions Code Section 17200, negligent misrepresentation, conversion, conspiracy, alter ego, specific performance and declaratory relief. The Company has demurred to or moved to dismiss the complaints in the actions where responses to the complaints have been due. Although the San Luis Obispo Superior Court has sustained demurrers to certain causes of action and certain individuals and entities and dismissed Stewart Information Services Corporation from one case without leave to amend, and plaintiffs in one case have dismissed Stewart Title Insurance Company following the Court’s sustaining of Stewart Title Insurance Company’s demurrer, the Court has overruled the demurrers as to some causes of action. The United States District Court for the Central District of California granted the Company’s motion to dismiss the First Amended Complaint as to the claim for violation of the Racketeer Influenced and Corrupt Organizations Act, with prejudice, and remanded the remainder of the case to the San Luis Obispo Superior Court. The Company filed a motion to coordinate the cases for pretrial purposes, and the Court issued an order assigning all the cases to a single judge, an Order Coordinating Related Cases for Pre-Trial Purposes, and a First Case Management Order for the Related Cases. Discovery is ongoing. The Company has filed a motion for summary judgment and summary adjudication seeking the dismissal of certain of plaintiffs’ claims. That motion is scheduled for hearing on April 5, 2012. No trial dates have been set. Although the Company cannot predict the outcome of these actions, it is vigorously defending itself against the allegations and does not believe that the outcome will materially affect its consolidated financial condition or results of operations.

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

* * *

Van Buren Estates, LLC, Van Buren Estates LLC II, and Van Buren Estates, LP commenced an action in the Superior Court of California, County of Riverside on or about March 26, 2010 against Stewart Title of California, Inc. and Stewart Title Guaranty Company alleging among other things, negligence, breach of contract, breach of the implied covenant of good faith and fair dealing, specific performance, promissory estoppel and punitive damages. Stewart Title of California, Inc. settled prior to trial. STGC filed a motion for Summary Judgment which was granted in part. Subsequent to the Summary Judgment motion Van Buren Estates, LP was the sole remaining plaintiff. A jury trial commenced on January 30, 2012. Among the issues involved was STGC’s position that no title policy had been issued in favor of the remaining plaintiff. The trial concluded on March 5, 2012 with a jury verdict in favor of the plaintiff on the issues of liability and damages in the aggregate amount of approximately $6.5 million. The parties had stipulated at trial that the cost to cure the title defect at issue in the case was $0.4 million, less than the amount previously paid by Stewart Title of California, Inc. Judgment has yet to be entered. We expect to file a motion for a new trial and a motion for judgment notwithstanding the verdict and if unsuccessful to appeal the judgment of the trial court. Although the Company cannot predict the outcome of these motions or an appeal, it will continue to vigorously defend itself and does not believe that the ultimate outcome will materially affect its consolidated financial condition or results of operations.

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

The REI segment includes a diverse group of products and services serving multiple markets. REI provides loan origination and servicing support; loan review services; loss mitigation; REO asset management; home and personal insurance services; Internal Revenue Code Section 1031 tax-deferred exchanges; and technology to support the real estate process. The single largest customer of the REI segment accounted for 75.9%, 70.4%, and 39.3% of REI revenues in 2011, 2010 and 2009, respectively.

Under the Company’s internal reporting system, most general corporate expenses are incurred by and charged to the title segment. All investment income is included in the title segment as it is primarily generated by the investments of the title underwriters’ operations.

	Title	REI	Total
	($000 omitted)
2011:
Revenues	1,532,582	102,324	1,634,906
Intersegment revenues	194	3,331	3,525
Depreciation and amortization	16,605	2,937	19,542
(Loss) earnings before taxes and noncontrolling interests	(24,304)	42,323	18,019
Identifiable assets	1,090,419	65,722	1,156,141

2010:
Revenues	1,591,214	81,176	1,672,390
Intersegment revenues	247	2,631	2,878
Depreciation and amortization	18,925	2,497	21,422
(Loss) earnings before taxes and noncontrolling interests	(29,921)	32,846	2,925
Identifiable assets	1,082,083	59,123	1,141,206

2009:
Revenues	1,650,407	56,895	1,707,302
Intersegment revenues	266	3,167	3,433
Depreciation and amortization	25,510	2,554	28,064
(Loss) earnings before taxes and noncontrolling interests	(73,263)	11,075	(62,188)
Identifiable assets	1,314,787	54,373	1,369,160

Revenues for the years ended December 31 in the United States and all international operations follow:

	2011	2010	2009
	($000 omitted)
United States	1,515,379	1,564,057	1,610,832
International	119,528	108,333	96,470

	1,634,907	1,672,390	1,707,302

NOTE 21

Quarterly financial information (unaudited).

	Mar 31	June 30		Sept 30	Dec 31		Total
	($000 omitted, except per share)
Revenues:
2011	366,417	404,883		418,529	445,077		1,634,906
2010	351,313	441,541		430,065	449,471		1,672,390

Net (loss) earnings attributable to Stewart:
2011	(10,293)	5,940		4,542	2,159		2,348
2010	(28,963)	9,428		(3,028)	9,981		(12,582)

Diluted (loss) earnings per share attributable to Stewart(1):
2011	(0.55)	0.28	(2)	0.22 (2)	0.11		0.12
2010	(1.59)	0.45	(2)	(0.17)	0.46	(2)	(0.69)

(1)	Quarterly per share data may not sum to annual totals due to rounding or effects of dilution in particular quarters but not in annual totals.
(2)	The diluted earnings per share attributable to Stewart was primarily due to dilutive effects of the Convertible Senior Notes (Note 10) using the if-converted method (Note 15).

SCHEDULE I

STEWART INFORMATION SERVICES CORPORATION

(Parent Company)

STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

	For the Years Ended December 31,
	2011	2010	2009
	($000 omitted)
Revenues
Investment income, including $0, $22 and $169 from affiliates	74	86	190
Other (losses) gains	(3,770)	3,109	370
Other income	235	68	83

	(3,461)	3,263	643

Expenses
Employee costs	2,168	1,388	2,774
Other operating expenses, including $177, $144 and $144 to affiliates	451	5,796	3,245
Depreciation and amortization	893	862	325
Interest	4,639	4,658	1,273

	8,151	12,704	7,617

Loss before tax benefit and loss from subsidiaries	(11,612)	(9,441)	(6,974)
Income tax expense (benefit)	79	(277)	(192)
(Earnings) loss from subsidiaries	(14,039)	3,418	44,193

Net income (loss)	2,348	(12,582)	(50,975)

Retained earnings at beginning of year	282,666	296,116	347,952
Cash dividends on Common Stock ($0.05 per share in 2011, 2010 and 2009)	(917)	(868)	(861)

Retained earnings at end of year	284,097	282,666	296,116

See accompanying note to financial statement information.

STEWART INFORMATION SERVICES CORPORATION

(Parent Company)

BALANCE SHEETS

	As of December 31,
	2011	2010
	($000 omitted)
Assets
Cash and cash equivalents	4,170	7,591
Short-term investments	—	—

	4,170	7,591

Receivables:
Notes	15	82
Other, including $191 and $220 from affiliates	476	260
Allowance for uncollectible amounts	(15)	(77)

	476	265

Property and equipment, at cost:
Land	—	—
Buildings	2,287	2,287
Furniture and equipment	3,209	3,234
Accumulated depreciation	(2,429)	(2,094)

	3,067	3,427

Title plant, at cost	48	48
Investments in subsidiaries, on an equity method basis	504,897	488,053
Goodwill	8,470	8,470
Other assets	17,136	19,546

	538,264	527,400

Liabilities
Convertible senior notes	64,513	64,338
Accounts payable and accrued liabilities, including $104 and $14 from affiliates	23,537	27,852

	88,050	92,190

Contingent liabilities and commitments

Stockholders’ equity
Common Stock — $1 par, authorized 50,000,000; issued 18,605,993 and 17,801,273; outstanding 18,253,832 and 17,325,046	18,606	17,801
Class B Common Stock — $1 par, authorized 1,500,000; issued and outstanding 1,050,012	1,050	1,050
Additional paid-in capital	132,446	124,413
Retained earnings(1)	284,097	282,666
Accumulated other comprehensive earnings:
Foreign currency translation adjustments	9,250	11,093
Unrealized investment gains	7,431	2,517
Treasury stock — 352,161 and 476,227 common shares, at cost	(2,666)	(4,330)

Total stockholders’ equity	450,214	435,210

	538,264	527,400

(1)	Includes undistributed earnings of subsidiaries of $344,376 in 2011 and $331,254 in 2010.

See accompanying note to financial statement information.

STEWART INFORMATION SERVICES CORPORATION

(Parent Company)

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2011	2010	2009
	($000 omitted)
Reconciliation of net earnings (loss) to cash (used) provided by operating activities:
Net earnings (loss)	2,348	(12,582)	(50,975)
Add (deduct):
Depreciation and amortization	893	862	325
Provision for bad debt	(2)	(96)	118
Other losses (gains)	3,770	(3,109)	(370)
(Increase) decrease in receivables — net	(218)	1,173	740
Increase in other assets — net	(1,171)	(130)	(498)
Increase (decrease) in payables and accrued liabilities — net	3,941	(1,007)	6,364
(Earnings) loss from subsidiaries	(14,039)	3,418	44,193
Other — net	3,213	2,735	3,125

Cash (used) provided by operating activities	(1,265)	(8,736)	3,022

Investing activities:
Cash paid for loan guarantee obligation	(4,318)	—	—
Proceeds from the sale of (purchases of) property and equipment — net	3,070	(3,016)	(2,631)
Collections on notes receivables	9	12,842	13,691
Proceeds from the sale of land and buildings	—	6,323	—
Increases in notes receivables	—	—	(21,522)
Proceeds from investments available-for-sale matured and sold	—	—	11,910
Purchases of investments available-for-sale	—	—	(9)
Contributions to subsidiaries	—	—	(67,755)

Cash (used) provided by investing activities	(1,239)	16,149	(66,316)

Financing activities:
Dividends paid	(917)	(868)	(861)
Proceeds from issuance of convertible senior notes	—	—	65,000
Payments for debt issuance costs related to convertible senior notes	—	—	(3,299)
Proceeds from exercise of stock options	—	—	57

Cash (used) provided by financing activities	(917)	(868)	60,897

(Decrease) increase in cash and cash equivalents	(3,421)	6,545	(2,397)

Cash and cash equivalents at beginning of year	7,591	1,046	3,443

Cash and cash equivalents at end of year	4,170	7,591	1,046

Supplemental information:
Income taxes paid	82	—	—
Interest paid	3,900	3,900	—

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

Guaranty did not declare a dividend in 2011, 2010 or 2009.

SCHEDULE II

STEWART INFORMATION SERVICES CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

December 31, 2011

Col. A	Col. B	Col. C Additions		Col. D Deductions		Col. E
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts (describe)	(Describe)		Balance At end of period
	($000 omitted)
Stewart Information Services Corporation and subsidiaries:

Year ended December 31, 2009:
Estimated title losses	463,084	182,781	—	142,390	(A)	503,475
Valuation allowance for deferred tax assets	90,029	37,682	—	34,631	(C)	93,080
Allowance for uncollectible amounts	17,504	6,526	—	3,529	(B)	20,501

Year ended December 31, 2010:
Estimated title losses	503,475	148,438	—	156,064	(A)	495,849
Valuation allowance for deferred tax assets	93,080	(1,146)	—	—		91,934
Allowance for uncollectible amounts	20,501	4,186	—	5,249	(B)	19,438

Year ended December 31, 2011:
Estimated title losses	495,849	142,101	—	135,339	(A)	502,611
Valuation allowance for deferred tax assets	91,934	(7,163)	—	—		84,771
Allowance for uncollectible amounts	19,438	1,318	—	4,700	(B)	16,056

Stewart Information Services Corporation — Parent Company:

Year ended December 31, 2009:
Allowance for uncollectible amounts	481	154	—	—		635

Year ended December 31, 2010:
Allowance for uncollectible amounts	635	(96)	—	462	(B)	77

Year ended December 31, 2011:
Allowance for uncollectible amounts	77	—	—	62	(B)	15

(A)	Represents primarily payments of policy and escrow losses and loss adjustment expenses.
(B)	Represents uncollectible accounts written off.
(C)	Represents primarily the carry back of net operating losses to prior years.

INDEX TO EXHIBITS

Exhibit
3.1	-	Amended and Restated Certificate of Incorporation of the Registrant, dated May 1, 2009 (incorporated by reference in this report from Exhibit 3.1 of the Current Report on Form 8-K filed May 5, 2009)

3.2	-	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant, dated April 30, 2010 (incorporated by reference in this report from Exhibit 3.2 of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010)

3.3	-	Amended and Restated By-Laws of the Registrant, as of January 17, 2012 (incorporated by reference in this report from Exhibit 3.1 of the Current Report on Form 8-K filed January 20, 2012)

4.1	-	Rights of Common and Class B Common Stockholders (incorporated by reference to Exhibits 3.1 and 3.2 hereto)

4.2	-	Indenture related to 6.0% Convertible Senior Notes due 2014, dated as of October 15, 2009, by and between the Registrant, the Guarantors party thereto, and Wells Fargo Bank, N.A., as trustee (incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K filed October 15, 2009)

4.3	-	Form of 6.00% Convertible Senior Note due 2014 (incorporated by reference in this report from Exhibit 4.2 of the Current Report on Form 8-K filed October 15, 2009)

10.1†	-	Deferred Compensation Agreements dated March 10, 1986, amended July 24, 1990 and October 30, 1992, between the Registrant and certain executive officers (incorporated by reference in this report from Exhibit 10.2 of the Annual Report on Form 10-K for the year ended December 31, 1997)

10.2†	-	Stewart Information Services Corporation 1999 Stock Option Plan (incorporated by reference in this report from Exhibit 10.3 of the Annual Report on Form 10-K for the year ended December 31, 1999)

10.3†	-	Stewart Information Services Corporation 2002 Stock Option Plan for Region Managers (incorporated by reference in this report from Exhibit 10.4 of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2002)

10.4†	-	Stewart Information Services Corporation 2005 Long-Term Incentive Plan, as amended and restated May 1, 2009 (incorporated by reference in this report from Exhibit 10.1 of the Current Report on Form 8-K filed May 5, 2009)

10.5†	-	Stewart Information Services Corporation 2008 Strategic Incentive Pool Plan (incorporated by reference in this report from Exhibit 10.1 of the Current Report on Form 8-K dated May 9, 2008)

14.1	-	Code of Ethics for Chief Executive Officers, Principal Financial Officer and Principal Accounting Officer (incorporated by reference in this report from Exhibit 14.1 of the Annual Report on Form 10-K for the year ended December 31, 2004)

21.1*	-	Subsidiaries of the Registrant

Exhibit
23.1*	-	Consent of KPMG LLP, including consent to incorporation by reference of their reports into previously filed Securities Act registration statements

31.1*	-	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	-	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	-	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	-	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	-	XBRL Taxonomy Extension Schema Document

101.SCH*	-	XBRL Taxonomy Extension Schema Document

101.CAL*	-	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	-	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	-	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	-	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
†	Management contract or compensatory plan