Form 10-Q
period 2012-03-31
STEWART INFORMATION SERVICES CORP
filed 2012-05-03
CIK 94344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On April 30, 2012, the following shares of each of the issuer’s classes of common stock were outstanding:

Common, $1 par value	18,309,655
Class B Common, $1 par value	1,050,012

FORM 10-Q QUARTERLY REPORT

QUARTER ENDED MARCH 31, 2012

As used in this report, “we,” “us,” “our,” the “Company” and “Stewart” mean Stewart Information Services Corporation and our subsidiaries, unless the context indicates otherwise.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Three Months Ended March 31,
	2012	2011
	($000 omitted, except per share)
Revenues
Title insurance:
Direct operations	151,634	139,230
Agency operations	196,321	191,809

Real estate information	32,459	31,385
Investment income	3,128	3,861
Investment and other gains – net	1,445	132

	384,987	366,417
Expenses
Amounts retained by agencies	162,548	158,447
Employee costs	128,233	117,926
Other operating expenses	64,863	59,129
Title losses and related claims	31,387	31,200
Depreciation and amortization	4,524	4,830
Interest	1,364	1,278

	392,919	372,810

Loss before taxes and noncontrolling interests	(7,932)	(6,393)
Income tax expense	2,823	3,131

Net loss	(10,755)	(9,524)
Less net earnings attributable to noncontrolling interests	1,402	769

Net loss attributable to Stewart	(12,157)	(10,293)

Other comprehensive income (loss):
Foreign currency translation	3,495	3,538
Change in unrealized gains and losses	3,528	(2,414)
Reclassification adjustment for gains included in net income	(769)	(352)

Comprehensive income, before taxes	6,254	772
Income tax expense related to items of comprehensive income	—	(1,161)

Other comprehensive income (loss), net of tax	6,254	(389)

Comprehensive loss attributable to Stewart	(5,903)	(10,682)

Basic and diluted average shares outstanding (000)	19,256	18,829

Basic and dilutive loss per share attributable to Stewart	(0.63)	(0.55)

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of March 31, 2012	As of December 31, 2011
	($000 omitted)
Assets
Cash and cash equivalents	92,501	117,196
Cash and cash equivalents – statutory reserve funds	22,610	23,647

	115,111	140,843

Short-term investments	32,952	33,137
Investments in debt and equity securities available-for-sale, at fair value:
Statutory reserve funds	398,501	397,074
Other	69,288	63,911

	467,789	460,985

Receivables:
Notes	9,469	10,394
Premiums from agencies	38,292	47,351
Income taxes	10,143	7,412
Other	43,966	39,660
Allowance for uncollectible amounts	(14,636)	(16,056)

	87,234	88,761
Property and equipment, at cost
Land	6,656	6,429
Buildings	27,729	23,823
Furniture and equipment	235,212	234,262
Accumulated depreciation	(212,491)	(208,077)

	57,106	56,437

Title plants, at cost	77,947	77,406
Real estate, at lower of cost or net realizable value	2,697	5,236
Investments in investees, on an equity method basis	14,759	18,055
Goodwill	217,042	214,492
Intangible assets, net of amortization	8,235	8,693
Other assets	56,512	52,096

	1,137,384	1,156,141

Liabilities
Notes payable	7,432	11,722
Convertible senior notes	64,556	64,513
Accounts payable and accrued liabilities	76,412	86,389
Estimated title losses	502,154	502,611
Deferred income taxes	29,201	27,449

	679,755	692,684

Contingent liabilities and commitments

Stockholders’ equity
Common and Class B Common Stock and additional paid-in capital	152,453	152,102
Retained earnings	271,940	284,097
Accumulated other comprehensive earnings	22,935	16,681
Treasury stock –352,161 common shares, at cost	(2,666)	(2,666)

Stockholders’ equity attributable to Stewart	444,662	450,214
Noncontrolling interests	12,967	13,243

Total stockholders’ equity (19,328,333 and 19,303,844 shares outstanding)	457,629	463,457

	1,137,384	1,156,141

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2012	2011
	($000 omitted)
Reconciliation of net loss to cash used by operating activities:
Net loss	(10,755)	(9,524)
Add (deduct):
Depreciation and amortization	4,524	4,830
Provision for bad debt	704	996
Investment and other gains – net	(1,445)	(132)
Payments for title losses in excess of provisions	(3,278)	(5,099)
Insurance recoveries of title losses	2,607	1,581
Increase in receivables – net	(1,543)	(8,677)
Increase in other assets – net	(3,142)	(2,501)
Decrease in payables and accrued liabilities – net	(10,392)	(23,742)
Increase in net deferred income taxes	1,752	2,030
Net earnings from equity investees	(431)	(69)
Dividends received from equity investees	674	717
Other – net	389	958

Cash used by operating activities	(20,336)	(38,632)

Investing activities:
Proceeds from investments available-for-sale matured and sold	39,639	22,267
Purchases of investments available-for-sale	(38,668)	(21,531)
Purchases of property and equipment and title plants – net	(4,662)	(4,249)
Proceeds from the sale of land, buildings, and furniture and equipment	3,388	—
Increases in notes receivable	(202)	(180)
Collections on notes receivable	57	538
Cash paid for acquisitions of subsidiaries and other – net	(46)	—
Net cash (paid) received for other assets, cost-basis investments, equity investees and other	(44)	58

Cash used by investing activities	(538)	(3,097)

Financing activities:
Payments on notes payable	(4,301)	(1,143)
Proceeds from notes payable	–	500
Distributions to noncontrolling interests	(1,682)	(1,251)

Cash used by financing activities	(5,983)	(1,894)

Effects of changes in foreign currency exchange rates	1,125	1,003

Decrease in cash and cash equivalents	(25,732)	(42,620)

Cash and cash equivalents at beginning of period	140,843	154,490

Cash and cash equivalents at end of period	115,111	111,870

Supplemental information:
Settlement of wage and hour litigation through issuance of Common Stock	—	7,582
Receipt of partial building ownership in exchange for debt forgiveness	1,255	—
Changes in financial statement amounts due to the acquisition of subsidiary:
Goodwill	2,550	—
Title plants	556	—
Property and equipment	172	—
Other	(2,795)	—
Liabilities assumed	(405)	—
Debt issued	(10)	—
Noncontrolling interests	(22)	—

Cash paid for acquisition of subsidiary	46	—

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1

Interim financial statements. The financial information contained in this report for the three months ended March 31, 2012 and 2011, and as of March 31, 2012, is unaudited. This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

C. Reclassifications. Certain amounts in the 2011 interim financial statements have been reclassified for comparative purposes. Net losses, as previously reported, were not affected.

NOTE 2

Investments in debt and equity securities. The amortized costs and fair values follow:

	March 31, 2012		December 31, 2011
	Amortized costs	Fair values	Amortized costs	Fair values
	($000 omitted)
Debt securities:
Municipal	21,112	21,873	26,721	27,801
Corporate and utilities	238,964	249,306	237,912	244,123
Foreign	165,837	166,492	162,384	164,268
U.S. Government	18,036	19,667	17,530	19,350
Equity securities	9,648	10,451	5,005	5,443

	453,597	467,789	449,552	460,985

Gross unrealized gains and losses were:

	March 31, 2012		December 31, 2011
	Gains	Losses	Gains	Losses
	($000 omitted)
Debt securities:
Municipal	765	4	1,080	—
Corporate and utilities	10,666	324	9,184	2,973
Foreign	1,292	637	1,937	53
U.S. Government	1,634	3	1,820	—
Equity securities	851	48	442	4

	15,208	1,016	14,463	3,030

Debt securities as of March 31, 2012 mature, according to their contractual terms, as follows (actual maturities may differ due to call or prepayment rights):

	Amortized costs	Fair values
	($000 omitted)
In one year or less	40,639	40,834
After one year through five years	176,687	179,805
After five years through ten years	203,578	211,613
After ten years	23,045	25,086

	443,949	457,338

As of March 31, 2012, gross unrealized losses on investments and the fair values of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were:

	Less than 12 months		More than 12 months		Total
	Losses	Fair values	Losses	Fair values	Losses	Fair values
	($000 omitted)
Debt securities:
Municipal	4	1,333	—	—	4	1,333
Corporate and utilities	190	20,090	133	6,152	323	26,242
Foreign	637	115,360	—	—	637	115,360
U.S. Government	3	1,033	—	—	3	1,033
Equity securities	15	979	34	1,841	49	2,820

	849	138,795	167	7,993	1,016	146,788

The unrealized loss positions were primarily caused by interest rate fluctuations. The number of investments in an unrealized loss position as of March 31, 2012 was 38. Since the Company does not intend to sell and will more-likely-than-not maintain each debt security until its anticipated recovery, and no significant credit risk is deemed to exist, these investments are not considered other-than-temporarily impaired.

As of December 31, 2011, gross unrealized losses on investments and the fair values of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were:

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

As of March 31, 2012, financial instruments measured at fair value on a recurring basis are summarized below:

	Level 1	Level 2	Fair value measurements
	($000 omitted)
Short-term investments	32,952	—	32,952
Investments available-for-sale:
Debt securities:
Municipal	—	21,873	21,873
Corporate and utilities	—	249,306	249,306
Foreign	166,492	—	166,492
U.S. Government	19,667	—	19,667
Equity securities	10,451	—	10,451

	229,562	271,179	500,741

At December 31, 2011, financial instruments measured at fair value on a recurring basis are summarized below:

	Level 1	Level 2	Fair value measurements
Short-term investments	33,137	—	33,137
Investments available-for-sale:
Debt securities:
Municipal	—	27,801	27,801
Corporate and utilities	—	244,123	244,123
Foreign	164,268	—	164,268
U.S. Government	19,350	—	19,350
Equity securities:	5,443	—	5,443

	222,198	271,924	494,122

As of March 31, 2012, Level 1 financial instruments consist of short-term investments, U.S. and foreign government bonds and equity securities. Level 2 financial instruments consist of municipal and corporate bonds. The municipal bonds are valued using a third-party pricing service, and the corporate bonds are valued using actual transaction levels, independent broker/dealer quotes or information, or a combination thereof. When no relevant broker/dealer information can be obtained, the third-party service price will be used. The third-party pricing service for both municipal and corporate bonds determines a consensus price derived from prices provided by various broker/dealers that meet certain statistical requirements within a predefined statistical deviation. If a consensus price cannot be determined, then, by using a recognized pricing model, a theoretical value, based on where similar bonds, as defined by credit quality and market sector have traded, is used.

NOTE 4

Investment income. Gross realized investment and other gains and losses follows:

	For the Three Months Ended March 31,
	2012	2011
	($000 omitted)
Realized gains	1,472	851
Realized losses	(27)	(719)

	1,445	132

Expenses assignable to investment income were insignificant. There were no significant investments as of March 31, 2012 that did not produce income during the year.

Proceeds from the sales of investments available-for-sale follows:

	For the Three Months Ended March 31,
	2012	2011
	($000 omitted)
Proceeds from sales of investments available-for-sale	33,364	15,789

NOTE 5

Share-based incentives. During the three months ended March 31, 2011, the Company granted 51,000 shares of fully vested, unrestricted Common Stock with a fair value of $0.6 million, which was recorded as compensation expense. During the same period, the Company also granted 37,000 shares of restricted Common Stock with a fair value of $0.4 million. The restricted Common Stock awards will vest at 20% over five years beginning March 10, 2011. Compensation expense associated with restricted stock awards will be recognized over this vesting period.

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

As the Company reported a net loss for the three months ended March 31, 2012 and 2011, there were no calculations of diluted per share amounts under the treasury stock method.

Also, since the Company reported a net loss after adjustments related to the if-converted method for the three months ended March 31, 2012 and 2011, there were no calculations of diluted per share amounts.

NOTE 7

Contingent liabilities and commitments. In the ordinary course of business, the Company guarantees the third-party indebtedness of certain of its consolidated subsidiaries. As of March 31, 2012, the maximum potential future payments on the guarantees are not more than the related notes payable recorded in the consolidated balance sheets. The Company also guarantees the indebtedness related to lease obligations of certain of its consolidated subsidiaries. The maximum future obligations arising from these lease-related guarantees are not more than the Company’s future minimum lease payments. In addition, as of March 31, 2012, the Company had guarantees of indebtedness owed by certain third parties related to business expansion and unused letters of credit aggregating to $4.2 million, primarily related to workers’ compensation coverage.

NOTE 8

Segment information. The Company’s two reportable segments are title insurance-related services (Title) and real estate information (REI). Selected statement of operations information related to these segments follows:

	For the Three Months Ended March 31,
	2012	2011
	($000 omitted)
Revenues:
Title	352,528	335,032
REI	32,459	31,385

	384,987	366,417

Intersegment revenues:
Title	19	34
REI	927	659

	946	693

Depreciation and amortization:
Title	3,637	4,221
REI	887	609

	4,524	4,830

(Loss) earnings before taxes and noncontrolling interests:
Title	(16,824)	(23,310)
REI	8,892	16,917

	(7,932)	(6,393)

Selected balance sheet information as of March 31 and December 31, respectively, related to these segments follows:

	2012	2011
	($000 omitted)
Identifiable assets:
Title	1,067,080	1,049,947
REI	70,304	64,375

	1,137,384	1,114,322

Revenues generated in the United States and all international operations follows:

	For the Three Months Ended March 31,
	2012	2011
	($000 omitted)
United States	361,680	346,680
International	23,307	19,737

	384,987	366,417

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

* * *

In January 2009, an action was filed by individuals against STGC, Stewart Title of California, Inc., Cuesta Title Company and others in the Superior Court of California for the County of San Luis Obispo alleging that the plaintiffs have suffered damages relating to loans they made through Hurst Financial Corporation to an individual named Kelly Gearhart and entities controlled by Gearhart. Thereafter, several other lawsuits making similar allegations, including a lawsuit filed by several hundred individuals, were filed in San Luis Obispo Superior Court, and one such lawsuit was removed to the United States District Court for the Central District of California. The defendants vary from case to case, but Stewart Information Services Corporation, Stewart Title Company and Stewart Title Insurance Company have also each been sued in at least one of the cases. Each of the complaints alleges some combination of the following purported causes of action: breach of contract, negligence, fraud, aiding and abetting fraud, constructive fraud, breach of fiduciary duty, breach of implied covenant of good faith and fair dealing, financial elder abuse, violation of California Business and Professions Code Section 17200, negligent misrepresentation, conversion, conspiracy, alter ego and declaratory relief. The San Luis Obispo Superior Court has sustained demurrers by the Company with regard to certain causes of action and certain individuals and entities and dismissed Stewart Information Services Corporation from one case without leave to amend. Plaintiffs in one case have dismissed Stewart Title Insurance Company following the Court’s sustaining of Stewart Title Insurance Company’s demurrer. On the other hand, the Court has overruled the demurrers as to some causes of action. The United States District Court for the Central District of California granted the Company’s motion to dismiss the First Amended Complaint as to the claim for violation of the Racketeer Influenced and Corrupt Organizations Act, with prejudice, and remanded the remainder of the case to the San Luis Obispo Superior Court. The Company filed a motion to coordinate the cases for pretrial purposes, and the Court issued (i) an order assigning all the cases to a single judge, (ii) an Order Coordinating Related Cases for Pre-Trial Purposes, and (iii) a First Case Management Order for the Related Cases. Discovery is ongoing. The Company has filed a motion for summary judgment and summary adjudication seeking the dismissal of certain plaintiffs’ claims. That motion is currently scheduled for hearing on June 14, 2012. No trial dates have been set. Although the Company cannot predict the outcome of these actions, it is vigorously defending itself against the allegations and does not believe that the outcome will materially affect its consolidated financial condition or results of operations.

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

As of April 5, 2012, the Company has obtained dismissals of the claims in Arkansas, California, Delaware, Florida, Massachusetts, New Jersey, New York, Ohio, Pennsylvania (where the court dismissed the damages claims and granted defendants summary judgment on the injunctive claims), Texas and Washington. The Company filed a motion to dismiss in West Virginia (where all proceedings have been stayed and the docket closed). The plaintiffs have appealed the dismissal in Ohio to the United States Court of Appeals for the Sixth Circuit and the dismissals in Delaware, New Jersey and Pennsylvania to the United States Court of Appeals for the Third Circuit. The dismissals in New York and Texas have been affirmed by the United States Courts of Appeals for the Second and Fifth Circuits, respectively, and on October 4, 2010, the United States Supreme Court denied the plaintiffs’ petitions for review of those decisions. The plaintiffs have appealed the dismissal of the RESPA claims by the court in New York to the Second Circuit. Although the Company cannot predict the outcome of these actions, it is vigorously defending itself against the allegations and does not believe that the outcome will materially affect its consolidated financial condition or results of operations.

* * *

Van Buren Estates, LLC, Van Buren Estates LLC II, and Van Buren Estates, LP commenced an action in the Superior Court of California, County of Riverside on or about March 26, 2010 against Stewart Title of California, Inc. and STGC alleging among other things, negligence, breach of contract, breach of the implied covenant of good faith and fair dealing, specific performance, promissory estoppel and punitive damages. Stewart Title of California, Inc. settled prior to trial. STGC filed a motion for summary judgment which was granted in part. Subsequent to the summary judgment motion, Van Buren Estates, LP was the sole remaining plaintiff. A jury trial commenced on January 30, 2012. Among the issues involved was STGC’s position that no title policy had been issued in favor of the remaining plaintiff. The trial concluded on March 5, 2012 with a jury verdict in favor of the plaintiff on the issues of liability and damages in the aggregate amount of approximately $6.5 million. The parties had stipulated at trial that the cost to cure the title defect at issue in the case was $0.4 million, less than the amount previously paid by Stewart Title of California, Inc. Judgment has yet to be entered. We expect to file a motion for a new trial and a motion for judgment notwithstanding the verdict and, if unsuccessful, to appeal the judgment of the trial court. Although the Company cannot predict the outcome of these motions or an appeal, it will continue to vigorously defend itself and does not believe that the ultimate outcome will materially affect its consolidated financial condition or results of operations.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S OVERVIEW

We reported a net loss attributable to Stewart of $12.2 million for the three months ended March 31, 2012 compared with a net loss attributable to Stewart of $10.3 million for the same period in 2011. On a basic and diluted per share basis, our net loss attributable to Stewart was $0.63 for the first three months of 2012 compared with a net loss attributable to Stewart of $0.55 for the first three months of 2011. Revenues were $385.0 million for the three months ended March 31, 2012 compared with $366.4 million for the three months ended March 31, 2011.

Although first quarter results were disappointing, we remain confident that the steps we are taking will simplify and align our company for the benefit of our customers and shareholders. We are encouraged by the improvement in our direct operations and the productivity gains from our centralized and shared services initiatives. We are continuing to focus on a higher quality and more diversified revenue base in order to solidify a model to achieve profitability, as well as meet shareholder expectations, regardless of market conditions.

Despite the increase in REI revenues, our reduced margins in the first quarter 2012 resulted in lower pre-tax earnings for the REI segment compared to first quarter 2011. The margin decline was a result of the shift in business over the last twelve months from the higher margin loan modification services to the lower margin servicing support and REO related services and also due to an increase in costs as we prepare for the additional workload associated with recently awarded contracts. The title segment’s pretax loss improved 27.8 percent from the first quarter 2011, reflecting ongoing improvement in core title operations. Additionally, we expect recent personnel changes and compensation expense standardization across the Company to produce financial benefit in future quarters.

Title operating revenues in the first quarter 2012 increased 5.1 percent compared to the same quarter last year and declined 15.4 percent sequentially from the fourth quarter 2011. Revenues from direct operations for the first quarter 2012 increased 8.9 percent compared to the same quarter last year and declined sequentially 9.8 percent from the fourth quarter 2011. Revenues from commercial transactions, included in direct operations, decreased 17.1 percent in the first quarter 2012 compared to the same quarter last year, while international revenues, also included in direct operations, increased 25.6 percent. Independent agency revenues increased 2.4 percent and declined 19.3 percent from the first and fourth quarters 2011, respectively. Agency revenues represented 56.4 percent of title operating revenues for the first quarter 2012 compared to 57.9 percent for the first quarter 2011 and 59.1 percent for the fourth quarter 2011. We continue to pursue a network of high-quality, low claims risk agency operations, with emphasis on contribution to earnings rather than revenues.

REI revenues increased 3.4 percent and 25.4 percent, respectively, from the first and fourth quarters of 2011. However, REI pretax earnings decreased $8.0 million from $16.9 million (53.9 percent margin) in the first quarter 2011 to $8.9 million (27.4 percent margin) in first quarter 2012 while rising 13.4 percent sequentially from fourth quarter 2011’s $7.8 million (30.3 percent margin). Although we expect modest increases in revenues in our REI businesses during the remainder of 2012, we anticipate pretax margins in this segment to stabilize to a sustainable level of 25-30 percent in the next several quarters.

As a percentage of title revenues, title losses were 9.0 percent, 9.4 percent and 9.9 percent in the first quarter 2012, first quarter 2011 and the fourth quarter 2011, respectively. Although we are maintaining a higher than historically normal provisioning rate, losses incurred on known claims decreased 25.4 percent and 7.9 percent compared to the first and fourth quarters 2011, respectively. The decline in losses incurred on known claims continues a trend noted for several quarters. Cash claim payments decreased 6.7 percent from the first quarter 2011 and increased 16.8 percent from fourth quarter 2011. The sequential increase in cash claims payments over fourth quarter 2011 is due principally to payments on large claims on policies written in years prior to 2008, which we continue to resolve. Cash payments on non-large claims continue to trend downward, as observed over several quarters.

CRITICAL ACCOUNTING ESTIMATES

Actual results can differ from our accounting estimates. While we do not anticipate significant changes in our estimates, there is a risk that such changes could have a material impact on our consolidated financial condition or results of operations for future periods.

Title loss reserves

Our most critical accounting estimate is providing for title losses associated with issued title insurance policies. Our liability for estimated title losses as of March 31, 2012 comprises both known claims ($129.3 million) and our estimate of claims that may be reported in the future ($372.9 million). The amount of the reserve represents the aggregate future payments (net of recoveries recognized) that we expect to incur on policy and escrow losses and in costs to settle claims.

Provisions for title losses, as a percentage of title operating revenues, were 9.0% and 9.4% for the three months ended March 31, 2012 and 2011, respectively. Actual loss payment experience, including the impact of payments on large losses as well as changes in estimates for large losses, is the primary reason for increases or decreases in our loss provision. A change of 100 basis points in this percentage, a reasonably likely scenario based on our historical loss experience, would have increased or decreased our provision for title losses and pretax operating results approximately $3.5 million for the three months ended March 31, 2012.

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

Our accruals for revenues on unreported policies from agencies were not material to our consolidated assets or stockholders’ equity as of March 31, 2012 and December 31, 2011. The differences between the amounts our agencies have subsequently reported to us compared to our estimated accruals are substantially offset by any differences arising from prior years’ accruals and have been immaterial to consolidated assets and stockholders’ equity during each of the three prior years. We believe our process provides the most reliable estimate of the unreported revenues on policies and appropriately reflects the trends in agency policy activity.

Goodwill and other long-lived assets

Our evaluation of goodwill is normally completed annually in the third quarter using June 30 balances, but an evaluation may also be made whenever events may indicate impairment. This evaluation initially involves a qualitative assessment of potential impairment factors such as macroeconomic conditions, industry and market considerations, cost factors, financial performance, events affecting a reporting unit, share value changes or other relevant entity-specific factors in evaluating whether the fair value of a reporting unit is less than its carrying amount. If this initial analysis does not indicate that impairment more likely than not exists, then the evaluation of goodwill is complete. Otherwise, the Company’s evaluation process uses discounted cash flow analysis (DCF) and market approaches that incorporate market multiples of comparable companies and our own market capitalization. The DCF model utilizes historical and projected operating results and cash flows, initially driven by estimates of changes in future revenue levels, and risk-adjusted discount rates. Our projected operating results are primarily driven by anticipated mortgage originations, which we obtain from projections by industry experts. Fluctuations in revenues, followed by our ability to appropriately adjust our employee count and other operating expenses, are the primary reasons for increases or decreases in our projected operating results. Our market-based valuation methodologies utilize (i) market multiples of earnings and/or other operating metrics of comparable companies and (ii) our market capitalization and a control premium based on market data and factors specific to our ownership and corporate governance structure (such as our Class B Common Stock). To the extent that our future operating results are below our projections, or in the event of continued adverse market conditions, an interim review for impairment may be required, which may result in an impairment of goodwill.

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

Based on this evaluation, we estimate and expense to current operations any loss in value of these assets. As part of our process, we obtain input from third-party appraisers regarding the fair value of our reporting units. While we are responsible for assessing whether an impairment of goodwill exists, we utilize the input from third-party appraisers to assess the overall reasonableness of our conclusions. There were no impairment write-offs of goodwill or other long-lived assets during the three months ended March 31, 2012 or 2011.

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

RESULTS OF OPERATIONS

Comparisons of our results of operations for the three months ended March 31, 2012 with the three months ended March 31, 2011 follow. Factors contributing to fluctuations in our results of operations are presented in the order of their monetary significance and we have quantified, when necessary, significant changes. Results from our REI segment are included in our discussions regarding the three months ended March 31, 2012 and when relevant, we have discussed REI segment’s results separately.

Our statements on home sales and loan activity are based on published industry data from sources including Fannie Mae, the National Association of Realtors®, the Mortgage Bankers Association and Freddie Mac. We also use information from our direct operations.

Operating environment. Data as of March 2012 compared with the same period in 2011 indicates annualized sales of new homes, seasonally adjusted, increased 7.5%, and sales of existing homes, seasonally adjusted, increased 5.2%. March 2012 existing home sales were a seasonally adjusted annual rate of 4.5 million versus 4.3 million a year earlier. Although there has been an increase in home sales over the first quarter 2011 and interest rates continue to be relatively low by historical standards, general economic conditions conducive to the housing market such as low unemployment, increasing household formation, and a comparatively low inventory of unsold homes, are not present. One-to-four family residential lending increased from an estimated $331 billion in the first quarter 2011 to $411 billion in the fourth quarter 2011 (most recent actual data available), primarily driven by an estimated $70 billion increase in refinancing originations from the first quarter 2011 to the fourth quarter 2011 (most recent data available). Commercial lending activity industry-wide improved by 13% in the fourth quarter 2011 (most recent data available) compared with the same period of 2010.

Title revenues. Revenues from direct title operations increased $12.4 million, or 8.9%, in the first quarter 2012 compared to the first quarter 2011 primarily due to an increased number of orders offset by a decline in commercial revenues, as well as a higher proportion of refinancing transactions. The largest revenue increases were in Texas, Utah, Washington and California. These revenue increases were offset somewhat by decreases in New York. Revenues from commercial and other large transactions decreased $4.3 million, or 17.1%, in the first quarter 2012 compared to the first quarter 2011.

Direct orders closed increased 14.1% in the first quarter 2012 compared to the first quarter 2011 and the average revenue per file closed was consistent with the first quarter 2011. Direct operating revenues, excluding large commercial policies, increased 14.6% in the first quarter 2012 compared to the first quarter 2011. The average revenue per closing, excluding large commercial policies, in the first quarter 2012 was comparable to the first quarter 2011.

Revenues from independent agencies increased $4.5 million, or 2.4%, in the first quarter 2012 compared to the first quarter 2011. The largest increases in revenues from agencies during the three months ended March 31, 2012 were in New York, Texas, California and Virginia partially offset by decreases in New Jersey, Minnesota and Maryland.

REI revenues. Real estate information operating revenues increased $1.1 million, or 3.4%, in the first quarter 2012 compared to the first quarter 2011. The increase was primarily due to an increase in lower margin servicing support and REO related services partially offset by a decline in revenues from higher margin loan modification services. The acquisition of PMH Financial in the third quarter 2011 also contributed to the current year increase in REI revenues. We expect REI revenues to increase in 2012 as a result of recently awarded contracts and a full year contribution to revenues by PMH Financial. However, demand for REI services will continue to be dependent on the number and scale of governmental programs and lender projects and can fluctuate significantly on a quarterly and annual basis. We anticipate REI pretax margins to stabilize to a sustainable level of 25-30% in the next several quarters.

Investment income. Investment income decreased $0.7 million, or 19.0%, in the first quarter 2012 compared to the first quarter 2011, primarily due to decreases in average yield. Certain investment gains and losses, which are included in our results of operations in investment and other gains – net, were realized as part of the ongoing management of our investment portfolio for the purpose of improving performance.

Retention by agencies. Amounts retained by title agencies are based on agreements between agencies and our title underwriters. The average retention percentage may vary from year-to-year due to the geographical mix of agency operations, the volume of title revenues and, in some states, laws or regulations. On average, amounts retained by independent agencies, as a percentage of revenues generated by them, were 82.8% and 82.6% in the first quarters of 2012 and 2011, respectively. The geographic shifts in business activity may cause quarter-to-quarter remittance rate fluctuations. In addition, we expect the mix of agency business to normalize as real estate markets continue to stabilize nationally resulting in lower average retention percentages in the aggregate. We continue to focus on improving the quality of our network of independent agencies in order to achieve an increase in the average revenue per agency while lowering the number of agencies and reducing our risk of future loss.

Employee costs. Our employee costs and certain other operating expenses are sensitive to inflation. Employee costs in the first quarter 2012 were up 6.1 percent sequentially from the fourth quarter 2011 and up 8.7 percent from the first quarter 2011. The increase in employee costs compared to last year is primarily related to increases in our REI operations and was expected as a result of staffing requirements to provide services under new contracts awarded in the fourth quarter 2011. Employee costs in the title segment increased less than 2 percent over the first quarter 2011 to support the increase in title revenues.

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

In the first quarter 2012 compared with the same period in 2011, other operating expenses for the combined business segments increased $5.7 million, or 9.7%. Costs fixed in nature increased $2.9 million, or 11.0%, in the first quarter 2012, primarily due to increases professional fees, as a result of the outsourcing of the internal audit function, and technology costs. Costs that follow, to varying degrees, changes in transaction volumes and revenues increased $1.1 million, or 5.0%, in the first quarter 2012. This increase was primarily related to increases in outside search fees. Costs that fluctuate independently of revenues increased $1.7 million, or 16.2%, in the first quarter 2012, primarily due to an increase in litigation-related costs.

Title losses. While trending favorably, losses from title policy claims continue to remain higher than historical levels. As a percentage of title revenues, title losses were 9.0 percent, 9.4 percent and 9.9 percent in the first quarter 2012, first quarter 2011 and the fourth quarter 2011, respectively. Cash claim payments in the first quarter 2012 decreased 6.7 percent from the first quarter 2011 and increased 16.8 percent from fourth quarter 2011. The sequential increase in cash claims payments over fourth quarter 2011 is due principally to payments on large claims, which we continue to resolve. Cash payments on non-large claims continue to trend downward, as observed over several quarters. Losses incurred on known claims decreased 25.4 percent and 7.9 percent compared to the first and fourth quarters 2011, respectively. The decline in losses incurred on known claims also continues a trend noted for several quarters.

Income taxes. Our effective tax rates were (30.2%) and (43.7%) for the first three months of 2012 and 2011, respectively, based on losses before taxes and after deducting earnings of noncontrolling interests, which aggregated $9.3 million and $7.2 million for the first three months of 2012 and 2011, respectively. For the first quarters 2012 and 2011 income tax expense primarily related to taxes in foreign jurisdictions for our profitable international operations and on entities not included in our consolidated returns. We did not recognize the income tax benefit in the first quarters 2012 and 2011 relating to our pretax losses due to the recording of a valuation allowance against deferred tax assets. The valuation allowance will be evaluated for reversal as we return to profitability.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources represent our ability to generate cash flow to meet our obligations to our shareholders, customers (payments to satisfy claims on title policies), vendors, employees, lenders and others. As of March 31, 2012, our cash and investments, including amounts reserved pursuant to statutory requirements, aggregated $615.9 million.

A substantial majority of our consolidated cash and investments as of March 31, 2012 was held by Stewart Title Guaranty Company (Guaranty) and its subsidiaries. The use and investment of these funds, dividends to the holding company, and cash transfers between Guaranty and its subsidiaries and the holding company are subject to certain legal and regulatory restrictions. In general, Guaranty may use its cash and investments in excess of its legally-mandated statutory premium reserve (established in accordance with requirements under Texas law) to fund its insurance operations, including claims payments. Guaranty may also, subject to certain limitations, provide funds to its subsidiaries (whose operations consist principally of field title offices) for their operating and debt service needs.

Guaranty cannot pay a dividend to its parent in excess of certain limits without the approval of the Texas Insurance Commissioner. As of December 31, 2011, the maximum dividend that could be paid in 2012 after such approval in 2012 is $74.4 million. Guaranty did not pay a dividend in the three months ended March 31, 2012 or 2011. However, the maximum dividend permitted by law is not necessarily indicative of Guaranty’s actual ability to pay dividends, which may be constrained by business and regulatory considerations, such as the impact of dividends on surplus, which could affect its ratings or competitive position, the amount of premiums it can write and its ability to pay future dividends. Further, depending on business and regulatory conditions, we may in the future need to retain cash in Guaranty or even raise cash in the capital markets to contribute to it in order to maintain its ratings or statutory capital position. Such a requirement could be the result of investment losses, reserve charges, adverse operating conditions in the current economic environment or changes in interpretation of statutory accounting requirements by regulators.

Cash held at the parent company totaled $7.2 million at March 31, 2012. As noted above, as a holding company, the parent is funded principally by cash from its subsidiaries in the form of dividends and for operating and other administrative expense reimbursements. The expense reimbursements are paid in accordance with the management agreements among us and our subsidiaries. As the parent company conducts no operations apart from its wholly-owned subsidiaries, the discussion below focuses on consolidated cash flows.

A summary of our net consolidated cash flows for the three months ended March 31 follows:

	2012	2011
	(dollars in millions)
Net cash used by operating activities	(20.3)	(38.6)
Net cash used by investing activities	(0.5)	(3.1)
Net cash used by financing activities	(6.0)	(1.9)

Operating activities

Our principal sources of cash from operations are premiums on title policies and revenue from title service-related transactions, mortgage service support REO related services. Our independent agencies remit cash to us net of their contractual retention. Our principal cash expenditures for operations are employee costs, operating costs and title claims payments.

Cash used by operations for the first quarter 2012 was $20.3 million, an improvement of $18.3 million from the $38.6 million used by operations in 2011. This improvement is primarily related to a first quarter 2012 timing improvement on the collection of receivables and as a result of lower payments made on title claims and to settle outstanding payable and accrued liability balances versus the first quarter 2011.

Our business is labor intensive, although we continue to make progress in automating our services, which allows us to more easily adjust staffing levels as order volumes fluctuate. There are typically delays between changes in market conditions and changes in staffing levels; therefore, employee costs do not change at the same rate as revenues change.

The insurance regulators of the states in which our underwriters are domiciled require our statutory premium reserves to be fully funded, segregated and invested in high-quality securities and short-term investments. As of March 31, 2012, cash and investments funding the statutory premium reserve aggregated $421.1 million and our statutory estimate of claims that may be reported in the future totaled $372.9 million. In addition to this restricted cash and investments, we had unrestricted cash and investments (excluding equity method investments) of $152.1 million, which are available for underwriter operations, including claims payments.

Investing activities

Cash from investing activities was generated principally by proceeds from investments matured and sold in the amounts of $39.6 million and $22.3 million for the first quarters of 2012 and 2011, respectively. We used cash for the purchases of investments in the amounts of $38.7 million and $21.5 million for the first quarters of 2012 and 2011, respectively. The cash from sales and maturities not reinvested was used principally to fund operations.

Capital expenditures were $4.7 million and $4.2 million for the first quarters of 2012 and 2011, respectively. We maintain investment in capital expenditures at a level that enables us to implement technologies increasing our operational and back-office efficiencies. Notwithstanding this, we also continue to aggressively manage cash flow and, therefore, overall capital spending will continue to be at relatively reduced levels. During the first quarter 2012, we sold assets resulting in cash receipts of $3.4 million.

Financing activities and capital resources

Total debt and stockholders’ equity were $72.0 million and $457.6 million, respectively, as of March 31, 2012. Included in total debt are $64.6 million principal amount of convertible senior notes which mature October 2014 if not converted into shares of common stock. We repaid $4.3 million and $1.1 million of debt in accordance with the underlying terms of the debt instruments for the three months ended March 31, 2012 and 2011, respectively. We also have available a $10.0 million bank line of credit commitment which expires in June 2013, under which no borrowings were outstanding at March 31, 2012.

Effect of changes in foreign currency rates

The effect of changes in foreign currency rates on the consolidated statements of cash flows was a net increase in cash and cash equivalents of $1.1 million for the first quarter 2012 as compared to an increase of $1.0 million for the first quarter 2011. Our principal foreign operating unit is in Canada, and, on average, the value of the U.S. dollar relative to the Canadian dollar decreased during the first three months of 2012.

***********

We believe we have sufficient liquidity and capital resources to meet the cash needs of our ongoing operations. However, if we determine that supplemental debt, including additional convertible debentures, or equity funding is warranted to provide additional liquidity for unforeseen circumstances or strategic acquisitions, we may pursue those sources of cash. Other than scheduled maturities of debt, operating lease payments, purchase agreements and anticipated claims payments in 2012, we have no material commitments. We expect that cash flows from operations and cash available from our underwriters, subject to regulatory restrictions, will be sufficient to fund our operations, including claims payments. However, to the extent that these funds are not sufficient, we may be required to borrow funds on terms less favorable than we currently have, or seek funding from the equity market, which may not be successful or may be on terms that are dilutive to existing shareholders.

Contingent liabilities and commitments. In the ordinary course of business, the Company guarantees the third-party indebtedness of certain of its consolidated subsidiaries. As of March 31, 2012, the maximum potential future payments on the guarantees are not more than the related notes payable recorded in the consolidated balance sheets. The Company also guarantees the indebtedness related to lease obligations of certain of its consolidated subsidiaries. The maximum future obligations arising from these lease-related guarantees are not more than the Company’s future minimum lease payments. In addition, as of March 31, 2012, the Company had guarantees of indebtedness owed by certain third parties related to business expansion and unused letters of credit aggregating $4.2 million, primarily related to workers’ compensation coverage.

Other comprehensive earnings (loss). Unrealized gains and losses on investments and changes in foreign currency exchange rates are reported net of deferred taxes in accumulated other comprehensive earnings, a component of stockholders’ equity, until realized. For the three months ended March 31, 2012, net unrealized investment gains of $2.8 million, which increased our other comprehensive income, were primarily related to temporary increases in market values of corporate bonds, partially offset by temporary decreases in government bond investments. For the three months ended March 31, 2011, net unrealized investment losses of $1.7 million, which increased other comprehensive loss, were primarily related to temporary decreases in market values of corporate and government bond investments. Changes in foreign currency exchange rates, primarily related to our Canadian operations, increased other comprehensive income by $3.5 million, net of taxes, for the three months ended March 31, 2012 and decreased other comprehensive loss $1.4 million, net of taxes, for the three months ended March 31, 2011.

Off-balance sheet arrangements. We do not have any material source of liquidity or financing that involves off-balance sheet arrangements, other than our contractual obligations under operating leases. We also routinely hold funds in segregated escrow accounts pending the closing of real estate transactions and have qualified intermediaries in tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code. The Company holds the proceeds from these transactions until a qualifying exchange can occur. See Note 18 in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes during the quarter ended March 31, 2012 in our investment strategies, types of financial instruments held or the risks associated with such instruments that would materially alter the market risk disclosures made in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4. Controls and Procedures

Our principal executive officer and principal financial officer are responsible for establishing and maintaining disclosure controls and procedures. They evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2012, and have concluded that, as of such date, our disclosure controls and procedures are adequate and effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). Our internal control over financial reporting is a process, under the supervision of our principal executive officer and principal financial officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of March 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on this assessment, management believes that, as of March 31, 2012, our internal control over financial reporting is effective based on those criteria.

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

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As a result, no corrective actions were required or undertaken.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

See discussion of legal proceedings in Note 9 to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Report, which is incorporated by reference into this Part II, Item 1, as well as Item 3. Legal Proceedings, in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 1A. Risk Factors

There have been no changes during the quarter ended March 31, 2012 to our risk factors as listed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 5. Other Information

We had a book value per share of $23.68 and $24.01 as of March 31, 2012 and December 31, 2011, respectively. As of March 31, 2012, our book value per share was based on approximately $457.6 million in stockholders’ equity and 19,328,336 shares of Common and Class B Common Stock outstanding. As of December 31, 2011, our book value per share was based on approximately $463.5 million in stockholders’ equity and 19,303,844 shares of Common and Class B Common Stock outstanding.

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

May 3, 2012
Date

Stewart Information Services Corporation
Registrant

By:	/s/ J. Allen Berryman
J. Allen Berryman, Chief Financial Officer, Secretary,
Treasurer and Principal Financial Officer

INDEX TO EXHIBITS

Exhibit

3.1	—	Amended and Restated Certificate of Incorporation of the Registrant, dated May 1, 2009 (incorporated by reference in this report from Exhibit 3.1 of the Current Report on Form 8-K filed May 5, 2009)

3.2	—	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant, dated April 30, 2010 (incorporated by reference in this report from Exhibit 3.2 of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010)

3.3	—	Amended and Restated By-Laws of the Registrant, as of January 17, 2012 (incorporated by reference in this report from Exhibit 3.1 of the Current Report on Form 8-K filed January 20, 2012)

4.1	—	Rights of Common and Class B Common Stockholders (incorporated by reference to Exhibits 3.1 and 3.2 hereto)

4.2	—	Indenture related to 6.0% Convertible Senior Notes due 2014, dated as of October 15, 2009, by and between the Registrant, the Guarantors party thereto, and Wells Fargo Bank, N.A., as trustee (incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K filed October 15, 2009)

4.3	—	Form of 6.0% Convertible Senior Note due 2014 (incorporated by reference from Exhibit 4.2 to the Current Report on Form 8-K filed October 15, 2009)

31.1 *	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS **	—	XBRL Instance Document

101.SCH **	—	XBRL Taxonomy Extension Schema Document

101.CAL **	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	—	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.