Form 10-Q
period 2012-06-30
STEWART INFORMATION SERVICES CORP
filed 2012-08-03
CIK 94344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On August 3, 2012, the following shares of each of the issuer’s classes of common stock were outstanding:

Common, $1 par value	18,301,973
Class B Common, $1 par value	1,050,012

FORM 10-Q QUARTERLY REPORT

QUARTER ENDED JUNE 30, 2012

As used in this report, “we,” “us,” “our,” the “Company” and “Stewart” mean Stewart Information Services Corporation and our subsidiaries, unless the context indicates otherwise.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE EARNINGS (LOSS)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	($000 omitted, except per share)
Revenues
Title insurance:
Direct operations	187,574	165,841	339,209	305,070
Agency operations	251,139	213,829	447,460	405,638

Real estate information	40,502	22,564	72,961	53,949
Investment income	3,408	3,882	6,535	7,742
Investment and other gains (losses) – net	1,089	(1,233)	2,533	(1,101)

	483,712	404,883	868,698	771,298

Expenses
Amounts retained by agencies	207,014	177,301	369,562	335,748
Employee costs	131,090	116,587	259,323	234,513
Other operating expenses	70,429	64,249	135,292	123,375
Title losses and related claims	38,113	34,984	69,498	66,185
Depreciation and amortization	4,563	4,762	9,088	9,592
Interest	1,286	1,294	2,650	2,572

	452,495	399,177	845,413	771,985

Earnings (loss) before taxes and noncontrolling interests	31,217	5,706	23,285	(687)
Income tax expense (benefit)	3,175	(1,942)	5,998	1,189

Net earnings (loss)	28,042	7,648	17,287	(1,876)
Less net earnings attributable to noncontrolling interests	3,131	1,708	4,533	2,477

Net earnings (loss) attributable to Stewart	24,911	5,940	12,754	(4,353)

Other comprehensive earnings:
Foreign currency translation	(3,973)	(270)	(478)	3,269
Change in unrealized gains and losses	5,246	5,775	8,773	3,361
Reclassification of adjustment for gains and losses included in net income	(777)	(1,391)	(1,545)	(1,745)

Other comprehensive earnings, before taxes	496	4,114	6,750	4,885
Income tax expense related to items of comprehensive earnings	2,292	1,734	2,292	2,895

Other comprehensive (loss) earnings, net of taxes	(1,796)	2,380	4,458	1,990

Comprehensive earnings (loss) attributable to Stewart	23,115	8,320	17,212	(2,363)

Basic average shares outstanding (000)	19,299	19,216	19,277	19,024
Basic earnings (loss) per share attributable to Stewart	1.29	0.31	0.66	(0.23)

Dilutive average shares outstanding (000)	24,388	24,326	24,367	19,024
Diluted earnings (loss) per share attributable to Stewart	1.05	0.28	0.59	(0.23)

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of June 30, 2012	As of December 31, 2011
	($000 omitted)
Assets
Cash and cash equivalents	137,272	117,196
Cash and cash equivalents – statutory reserve funds	20,311	23,647

	157,583	140,843

Short-term investments	27,947	33,137

Investments in debt and equity securities available-for-sale, at fair value:
Statutory reserve funds	409,664	397,074
Other	54,687	63,911

	464,351	460,985
Receivables:
Notes	8,697	10,394
Premiums from agencies	42,885	47,351
Income taxes	9,094	7,412
Trade and other receivables	51,582	39,660
Allowance for uncollectible amounts	(14,219)	(16,056)

	98,039	88,761

Property and equipment, at cost
Land	6,677	6,429
Buildings	27,864	23,823
Furniture and equipment	235,733	234,262
Accumulated depreciation	(213,444)	(208,077)

	56,830	56,437

Title plants, at cost	77,947	77,406
Real estate, at lower of cost or net realizable value	2,344	5,236
Investments in investees, on an equity method basis	15,066	18,055
Goodwill	216,602	214,492
Intangible assets, net of amortization	7,796	8,693
Other assets	56,443	52,096

	1,180,948	1,156,141

Liabilities
Notes payable	6,948	11,722
Convertible senior notes	64,600	64,513
Accounts payable and accrued liabilities	85,839	86,389
Estimated title losses	510,694	502,611
Deferred income taxes	30,930	27,449

	699,011	692,684

Contingent liabilities and commitments

Stockholders’ equity
Common and Class B Common Stock and additional paid-in capital	152,966	152,102
Retained earnings	296,851	284,097
Accumulated other comprehensive earnings	21,139	16,681
Treasury stock – 352,161 common shares, at cost	(2,666)	(2,666)

Stockholders’ equity attributable to Stewart	468,290	450,214
Noncontrolling interests	13,647	13,243

Total stockholders’ equity (19,351,985 and 19,303,844 shares outstanding)	481,937	463,457

	1,180,948	1,156,141

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2012	2011
	($000 omitted)

Reconciliation of net loss to cash provided (used) by operating activities:
Net earnings (loss)	17,287	(1,876)
Add (deduct):
Depreciation and amortization	9,088	9,592
Provision for bad debt	2,238	1,144
Investment and other (gains) losses – net	(2,533)	1,101
Payments for title losses less than (in excess of) provisions	7,998	(972)
Insurance recoveries of title losses	260	2,605
(Increase) decrease in receivables – net	(12,967)	4,930
Increase in other assets – net	(3,409)	(3,350)
Decrease in payables and accrued liabilities – net	(846)	(17,680)
Increase (decrease) increase in net deferred income taxes	1,216	(4,293)
Net earnings from equity investees	(1,846)	(653)
Dividends received from equity investees	1,710	1,110
Other – net	1,180	1,832

Cash provided (used) by operating activities	19,376	(6,510)

Investing activities:
Proceeds from investments available-for-sale matured and sold	81,878	140,560
Purchases of investments available-for-sale	(71,287)	(148,407)
Purchases of property and equipment and title plants – net	(9,063)	(11,108)
Proceeds from the sale of land, buildings, and furniture and equipment	3,319	—
Increases in notes receivable	(210)	(174)
Collections on notes receivable	838	617
Cash paid for acquisitions of subsidiaries and other – net	(46)	—
Cash paid for loan guarantee obligation	—	(3,928)
Other – net	1,239	10

Cash provided (used) by investing activities	6,668	(22,430)

Financing activities:
Payments on notes payable	(4,774)	(1,639)
Proceeds from notes payable	—	500
Distributions to noncontrolling interests	(4,221)	(2,613)
Contributions from noncontrolling interests	87	—

Cash used by financing activities	(8,908)	(3,752)

Effects of changes in foreign currency exchange rates	(396)	887

Increase (decrease) in cash and cash equivalents	16,740	(31,805)

Cash and cash equivalents at beginning of period	140,843	154,490

Cash and cash equivalents at end of period	157,583	122,685

Supplemental information:
Settlement of wage and hour litigation through issuance of Common Stock	—	7,582
Receipt of partial building ownership in exchange for debt forgiveness	1,255	—
Changes in financial statement amounts due to the acquisition of subsidiaries:
Goodwill	2,550	—
Title plants	556	—
Property and equipment, net of accumulated depreciation	172	—
Other	(2,795)	—
Liabilities	(415)	—
Noncontrolling interests	(22)	—

Cash paid for acquisitions of subsidiaries and other – net	46	—

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1

Interim financial statements. The financial information contained in this report for the three and six months ended June 30, 2012 and 2011, and as of June 30, 2012, is unaudited. This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

C. Reclassifications. Certain amounts in the 2011 interim financial statements have been reclassified for comparative purposes. Net losses attributable to Stewart, as previously reported, were not affected.

NOTE 2

Investments in debt and equity securities. The amortized costs and fair values follow:

	June 30, 2012		December 31, 2011
	Amortized costs	Fair values	Amortized costs	Fair values
	($000 omitted)
Debt securities:
Municipal	20,313	21,247	26,721	27,801
Corporate and utilities	236,425	250,026	237,912	244,123
Foreign	161,871	163,637	162,384	164,268
U.S. Government	17,581	19,173	17,530	19,350
Equity securities	9,500	10,268	5,005	5,443

	445,690	464,351	449,552	460,985

Gross unrealized gains and losses were:

	June 30, 2012		December 31, 2011
	Gains	Losses	Gains	Losses
	($000 omitted)
Debt securities:
Municipal	934	—	1,080	—
Corporate and utilities	13,845	244	9,184	2,973
Foreign	1,930	164	1,937	53
U.S. Government	1,592	—	1,820	—
Equity securities	924	156	442	4

	19,225	564	14,463	3,030

Debt securities as of June 30, 2012 mature, according to their contractual terms, as follows (actual maturities may differ due to call or prepayment rights):

	Amortized costs	Fair values
	($000 omitted)

In one year or less	37,520	37,764
After one year through five years	178,818	182,546
After five years through ten years	195,208	206,430
After ten years	24,644	27,343

	436,190	454,083

As of June 30, 2012, gross unrealized losses on investments and the fair values of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were:

	Less than 12 months		More than 12 months		Total
	Losses	Fair values	Losses	Fair values	Losses	Fair values
	($000 omitted)

Debt securities:
Municipal	—	400	—	—	—	400
Corporate and utilities	150	11,916	94	6,185	244	18,101
Foreign	164	64,573	—	—	164	64,573
U.S. Government	—	510	—	—	—	510
Equity securities	142	835	14	1,829	156	2,664

	456	78,234	108	8,014	564	86,248

The unrealized loss positions were primarily caused by interest rate fluctuations. The number of investments in an unrealized loss position as of June 30, 2012 was 18. Since the Company does not intend to sell and will more-likely-than-not maintain each debt security until its anticipated recovery, and no significant credit risk is deemed to exist, these investments are not considered other-than-temporarily impaired.

As of December 31, 2011, gross unrealized losses on investments and the fair values of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were:

	Less than 12 months		More than 12 months		Total
	Losses	Fair values	Losses	Fair values	Losses	Fair values
	($000 omitted)

Debt securities:
Corporate and utilities	1,944	42,851	1,029	24,830	2,973	67,681
Foreign	53	59,708	—	—	53	59,708
Equity securities	4	1,247	—	—	4	1,247

	2,001	103,806	1,029	24,830	3,030	128,636

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

As of June 30, 2012, financial instruments measured at fair value on a recurring basis are summarized below:

	Level 1	Level 2	Fair value measurements
	($000 omitted)

Short-term investments	27,947	—	27,947
Investments available-for-sale:
Debt securities:
Municipal	—	21,247	21,247
Corporate and utilities	—	250,026	250,026
Foreign	163,637	—	163,637
U.S. Government	19,173	—	19,173
Equity securities	10,268	—	10,268

	221,025	271,273	492,298

As of December 31, 2011, financial instruments measured at fair value on a recurring basis are summarized below:

	Level 1	Level 2	Fair value measurements
	($000 omitted)

Short-term investments	33,137	—	33,137
Investments available-for-sale:
Debt securities:
Municipal	—	27,801	27,801
Corporate and utilities	—	244,123	244,123
Foreign	164,268	—	164,268
U.S. Government	19,350	—	19,350
Equity securities	5,443	—	5,443

	222,198	271,924	494,122

As of June 30, 2012, Level 1 financial instruments consist of short-term investments, U.S. and foreign government bonds, and equity securities. Level 2 financial instruments consist of municipal, corporate and utilities bonds. In accordance with the Company’s policies and guidelines, the Company’s third party, registered investment manager invests only in securities rated as investment grade or higher by the major rating services, where observable valuation inputs are significant. All municipal bonds are valued using a third-party pricing service, and the corporate bonds are valued using the market approach, which includes three to ten inputs from relevant market sources, including FINRA’s Trade Reporting and Compliance Engine (TRACE) and independent broker/dealer quotes, bids and offerings, as well as other relevant market data, such as securities with similar characteristics (i.e. sector, rating, maturity, etc.). Broker/dealer quotes, bids and offerings mentioned above are gathered (typically three to ten) and a consensus risk premium spread (credit spread) over risk-free Treasury yields is developed from the inputs obtained, which is then used to calculate the resulting fair value.

NOTE 4

Investment income. Gross realized investment and other gains and losses follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	($000 omitted)

Realized gains	1,878	2,741	3,349	3,591
Realized losses	(789)	(3,974)	(816)	(4,692)

	1,089	(1,233)	2,533	(1,101)

Expenses assignable to investment income were insignificant. There were no significant investments as of June 30, 2012 that did not produce income during the year.

Proceeds from the sales of investments available-for-sale follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	($000 omitted)

Proceeds from sales of investments available-for-sale	35,314	94,971	68,678	110,759

For the six months ended June 30, 2012, investment and other gains (losses) – net included realized gains of $1.9 million from the sale of debt and equity investments available-for-sale.

For the six months ended June 30, 2011, investment and other (losses) gains – net included realized losses on a loan guarantee obligation of $3.9 million. The realized losses were partially offset by realized gains of $2.5 million from the sale of debt investments available-for-sale.

NOTE 5

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

For the three and six months ended June 30, 2012 and 2011, the Company did not have any dilutive shares under the treasury stock method mentioned above since the exercise prices of the options were greater than the weighted-average market value of the shares, which excludes them from the diluted earnings calculation.

The calculation of the diluted earnings per share using the if-converted method is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	($000 omitted)
Numerator:
Net earnings (loss) attributable to Stewart	24,911	5,940	12,754	(4,353)
Interest expense, net of tax effects	785	785	1,569	—

If-converted net earnings (loss) attributable to Stewart	25,696	6,725	14,323	(4,353)

Denominator (000):
Basic average shares outstanding	19,299	19,216	19,277	19,024
Dilutive average number of shares relating to convertible senior notes	5,047	5,047	5,047	—
Dilutive average number of shares relating to restricted shares grant	42	63	43	—

Dilutive average shares outstanding	24,388	24,326	24,367	19,024

Diluted earnings (loss) per share attributable to Stewart	1.05	0.28	0.59	(0.23)

NOTE 7

Contingent liabilities and commitments. In the ordinary course of business, the Company guarantees the third-party indebtedness of certain of its consolidated subsidiaries. As of June 30, 2012, the maximum potential future payments on the guarantees are not more than the related notes payable recorded in the consolidated balance sheets. The Company also guarantees the indebtedness related to lease obligations of certain of its consolidated subsidiaries. The maximum future obligations arising from these lease-related guarantees are not more than the Company’s future minimum lease payments. As of June 30, 2012, the Company had guarantees of indebtedness owed by certain third parties related to business expansion and unused letters of credit aggregating to $4.1 million, primarily related to workers’ compensation coverage.

NOTE 8

Segment information. The Company’s two reportable segments are title insurance-related services (Title), which includes all corporate-level costs, including interest related to convertible senior notes, and real estate information (REI). Selected statement of operations information related to these segments follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	($000 omitted)
Revenues:
Title	443,210	382,319	795,737	717,349
REI	40,502	22,564	72,961	53,949

	483,712	404,883	868,698	771,298

Intersegment revenues:
Title	9	69	28	103
REI	826	692	1,753	1,351

	835	761	1,781	1,454

Depreciation and amortization:
Title	3,659	4,023	7,296	8,244
REI	904	739	1,792	1,348

	4,563	4,762	9,088	9,592

Earnings (loss) before taxes and noncontrolling interests:
Title	17,743	(4,320)	919	(27,630)
REI	13,474	10,026	22,366	26,943

	31,217	5,706	23,285	(687)

Selected balance sheet information as of June 30 and December 31, respectively, related to these segments follows:

	2012	2011
	($000 omitted)
Identifiable assets:
Title	1,099,615	1,090,419
REI	81,333	65,722

	1,180,948	1,156,141

Revenues generated in the United States and all international operations follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	($000 omitted)

United States	451,165	372,482	812,844	719,160
International	32,547	32,401	55,854	52,138

	483,712	404,883	868,698	771,298

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

The jury returned a verdict of no damages, favorable to STGC and STGM, on April 29, 2011. Judgment was entered on June 30, 2011. Both Citigroup Global Markets Realty Corp. and K.R. Playa VI, S de R.L. de C.V. subsequently filed motions for new trial and motions for judgment notwithstanding the verdict, which the State District Court denied by orders dated September 12, 2011. Citigroup Global Markets Realty Corp. and K.R. Playa VI, S de R.L. de C.V. filed notices of appeal on September 28, 2011. The Company does not believe that the ultimate outcome will materially affect its consolidated financial condition or results of operations.

***********

In January 2009, an action was filed by individuals against STGC, Stewart Title of California, Inc., Cuesta Title Company and others in the Superior Court of California for the County of San Luis Obispo alleging that the plaintiffs have suffered damages relating to loans they made through Hurst Financial Corporation to an individual named Kelly Gearhart and entities controlled by Gearhart. Thereafter, several other lawsuits making similar allegations, including a lawsuit filed by several hundred individuals, were filed in San Luis Obispo Superior Court, and one such lawsuit was removed to the United States District Court for the Central District of California. The defendants vary from case to case, but Stewart Information Services Corporation, Stewart Title Company and Stewart Title Insurance Company have also each been sued in at least one of the cases. Each of the complaints alleges some combination of the following purported causes of action: breach of contract, negligence, fraud, aiding and abetting fraud, constructive fraud, breach of fiduciary duty, breach of implied covenant of good faith and fair dealing, financial elder abuse, violation of California Business and Professions Code Section 17200, negligent misrepresentation, conversion, conspiracy, alter ego and declaratory relief. The San Luis Obispo Superior Court has sustained demurrers by the Company with regard to certain causes of action and certain individuals and entities and dismissed Stewart Information Services Corporation from one case without leave to amend. Plaintiffs in one case have dismissed Stewart Title Insurance Company following the Court’s sustaining of Stewart Title Insurance Company’s demurrer. On the other hand, the Court has overruled the demurrers as to some causes of action. The United States District Court for the Central District of California granted the Company’s motion to dismiss the First Amended Complaint as to the claim for violation of the Racketeer Influenced and Corrupt Organizations Act, with prejudice, and remanded the remainder of the case to the San Luis Obispo Superior Court. The Company filed a motion to coordinate the cases for pretrial purposes, and the Court issued (i) an order assigning all the cases to a single judge, (ii) an Order Coordinating Related Cases for Pre-Trial Purposes, and (iii) a First Case Management Order for the Related Cases. Discovery is ongoing. The Company has filed a motion for summary judgment and summary adjudication seeking the dismissal of certain plaintiffs’ claims. That motion is currently scheduled for hearing on September 27, 2012. No trial dates have been set. Although the Company cannot predict the outcome of these actions, it is vigorously defending itself against the allegations and does not believe that the ultimate outcome will materially affect its consolidated financial condition or results of operations.

***********

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

As of July 25, 2012, the Company has obtained dismissals of the claims in Arkansas, California, Delaware, Florida, Massachusetts, New Jersey, New York, Ohio, Pennsylvania (where the court dismissed the damages claims and granted defendants summary judgment on the injunctive claims), Texas and Washington. The Company filed a motion to dismiss in West Virginia (where all proceedings have been stayed and the docket closed). The dismissals in New York and Texas have been affirmed by the United States Courts of Appeals for the Second and Fifth Circuits, respectively, and on October 4, 2010, the United States Supreme Court denied the plaintiffs’ petitions for review of those decisions. The United States Court of Appeals for Sixth Circuit has affirmed the dismissal of the Ohio complaints, the Court of Appeals for the Third Circuit has affirmed the dismissals of the Delaware and New Jersey complaints, and the Court of Appeals for the Second Circuit has affirmed the dismissal of the RESPA claims in New York. Although the Company cannot predict the outcome of these actions, it is vigorously defending itself against the allegations and does not believe that the outcome will materially affect its consolidated financial condition or results of operations.

***********

Van Buren Estates, LLC, Van Buren Estates LLC II, and Van Buren Estates, LP commenced an action in the Superior Court of California, County of Riverside on or about March 26, 2010 against Stewart Title of California, Inc. and STGC alleging among other things, negligence, breach of contract, breach of the implied covenant of good faith and fair dealing, specific performance, promissory estoppel and punitive damages. Stewart Title of California, Inc. settled prior to trial. STGC filed a motion for summary judgment which was granted in part. Subsequent to the summary judgment motion, Van Buren Estates, LP was the sole remaining plaintiff. A jury trial commenced on January 30, 2012. Among the issues involved was STGC’s position that no title policy had been issued in favor of the remaining plaintiff. The trial concluded on March 5, 2012 with a jury verdict in favor of the plaintiff on the issues of liability and damages in the aggregate amount of approximately $6.5 million. The parties had stipulated at trial that the cost to cure the title defect at issue in the case was $0.4 million, less than the amount previously paid by Stewart Title of California, Inc. Judgment was entered on April 10, 2012. STGC filed motions for new trial and for judgment notwithstanding the verdict. The court granted the motion for judgment notwithstanding the verdict in part and reduced the judgment to approximately $4.2 million. An amended judgment was entered on July 10, 2012. STGC filed its notice of appeal of the $4.2 million amended judgment on July 19, 2012. Although the Company cannot predict the outcome of the appeal, it will continue to vigorously defend itself and does not believe that the ultimate outcome will materially affect its consolidated financial condition or results of operations.

***********

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

MANAGEMENT’S OVERVIEW

We reported net earnings attributable to Stewart of $12.8 million for the six months ended June 30, 2012 compared with a net loss attributable to Stewart of $4.4 million for the same period in 2011. On a diluted per share basis, our net earnings attributable to Stewart was $0.59 for the first six months of 2012 compared with a net loss attributable to Stewart of $0.23 for the same period in 2011. Revenues were $868.7 million for the six months ended June 30, 2012 compared with $771.3 million for the six months ended June 30, 2011.

Overall results for the second quarter 2012 improved to a pretax profit of $31.2 million from a pretax profit of $5.7 million in the second quarter 2011. In the first half of 2012, we achieved a pretax profit of $23.3 million compared to a pretax loss of $0.7 million for the same period in 2011.

Total title revenues in the second quarter 2012 increased 15.9% and 25.7% compared to the same quarter last year and sequentially from the first quarter 2012, respectively. Revenues from direct operations for the second quarter 2012 increased 13.1% and 23.7% compared to the same quarter last year and sequentially from the first quarter 2012, respectively. Revenues from commercial transactions, which are included in direct operations, increased 3.7% in the second quarter 2012 compared to the same quarter last year and increased 34.1% sequentially from the first quarter 2012. International revenues, which are also included in direct operations, increased 4.7% in the second quarter 2012 compared to the same quarter last year and increased 45.9% sequentially from the first quarter 2012.

We are encouraged by the results of our strategic initiatives and believe that we are now beginning to reap the benefits of more scalable operations. While strong order counts drove our 15.6% increase in title operating revenues, our much stronger 510% increase in title pretax results demonstrates improved operating leverage. For 2012 year-to-date, the $78.4 million increase in total title revenues resulted in an increase in title pretax earnings of $28.5 million. We are encouraged by sustained order counts through July which should yield satisfactory results in the third quarter, although we are mindful of industry projections that call for a decline in mortgage originations in the fourth quarter, and we continue to simplify and align our operations to better adapt to market fluctuations.

We continue to experience solid growth in revenues from services provided by our REI segment. As anticipated, the revenue mix generated in the REI segment has shifted over the last twelve months from higher-margin loan modification services to more sustainable servicing support and REO-related services. Nonetheless, pretax margins in this segment improved to 33.3% from the 27.4% achieved in the first quarter 2012 when we were increasing staff to service new contracts.

As a percentage of title revenues, title losses were 8.7%, 9.0% and 9.2% in the second quarter 2012, first quarter 2012 and second quarter 2011, respectively. Title losses increased 8.9% on the 15.6% increase in title operating revenues, when compared to the second quarter 2011, including adjustments to certain large claims. Although we continue to experience a higher than normal provisioning rate, the overall loss provision continues to decline on a sequential quarterly basis. Cash claim payments in the second quarter 2012 decreased 6.3% from the second quarter 2011. Losses incurred on known claims decreased 2.1% compared to the second quarter 2011. The decline in cash claim payments and losses incurred on known claims continues a trend noted for several quarters.

CRITICAL ACCOUNTING ESTIMATES

Actual results can differ from our accounting estimates. While we do not anticipate significant changes in our estimates, there is a risk that such changes could have a material impact on our consolidated financial condition or results of operations for future periods.

Title loss reserves

Our most critical accounting estimate is providing for title losses associated with issued title insurance policies. Our liability for estimated title losses as of June 30, 2012 comprises both known claims ($132.6 million) and our estimate of claims that may be reported in the future ($378.1 million). The amount of the reserve represents the aggregate future payments (net of recoveries recognized) that we expect to incur on policy and escrow losses and in costs to settle claims.

Provisions for title losses, as a percentage of title operating revenues, were 8.8% and 9.3% for the six months ended June 30, 2012 and 2011, respectively. Actual loss payment experience, including the impact of payments on large losses as well as changes in estimates for large losses, is the primary reason for increases or decreases in our loss provision. A change of 100 basis points in this percentage, a reasonably likely scenario based on our historical loss experience, would have increased or decreased our provision for title losses and pretax operating results approximately $7.9 million for the six months ended June 30, 2012.

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

Our accruals for revenues on unreported policies from agencies were not material to our consolidated assets or stockholders’ equity as of June 30, 2012 and December 31, 2011. The differences between the amounts our agencies have subsequently reported to us compared to our estimated accruals are substantially offset by any differences arising from prior years’ accruals and have been immaterial to consolidated assets and stockholders’ equity during each of the three prior years. We believe our process provides the most reliable estimate of the unreported revenues on policies and appropriately reflects the trends in agency policy activity.

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

Based on these evaluations, we estimate and expense to current operations any loss in value of these assets. As part of our process, we have an option to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we decide not to use a qualitative assessment or if we fail the qualitative assessment, then we obtain input from third-party appraisers regarding the fair value of our reporting units. While we are responsible for assessing whether an impairment of goodwill exists, we utilize the input from third-party appraisers to assess the overall reasonableness of our conclusions. We utilized a qualitative assessment for our annual goodwill impairment test and, based on our analysis, determined it was not more-likely-than-not that the fair value of our two reporting units were less than their carrying amounts as of June 30, 2012. There were no impairment write-offs of goodwill or other long-lived assets during the six months ended June 30, 2012 or 2011.

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

RESULTS OF OPERATIONS

Comparisons of our results of operations for the three and six months ended June 30, 2012 with the three and six months ended June 30, 2011 follow. Factors contributing to fluctuations in our results of operations are presented in the order of their monetary significance and we have quantified, when necessary, significant changes. Results from our REI segment are included in our discussions regarding the three and six months ended June 30, 2012 and 2011, and when relevant, we have discussed REI segment’s results separately.

Our statements on home sales and loan activity are based on published industry data from sources including Fannie Mae, the National Association of Realtors®, the Mortgage Bankers Association and Freddie Mac. We also use information from our direct operations.

Operating environment. Data as of June 2012 compared with the same period in 2011 indicates annualized sales of new homes, seasonally adjusted, increased 19.3%, and annualized sales of existing homes, seasonally adjusted, increased 4.5%. June 2012 existing home sales were at a seasonally adjusted annual rate of 4.4 million versus 4.2 million a year earlier. Even though interest rates continue to be low by historical standards, general economic conditions conducive to the housing market such as low unemployment and increasing household formation are not present. One-to-four family residential lending increased from an estimated $282 billion in the second quarter 2011 to $383 billion in the first quarter 2012 (most recent actual data available), primarily driven by an estimated $137 billion increase in refinance originations from the second quarter 2011 to the first quarter 2012 (most recent data available). Commercial lending activity industry-wide improved by 36% in the first quarter 2012 (most recent data available) compared with the same period of 2011.

Three months ended June 30, 2012 compared with three months ended June 30, 2011

Title revenues. Revenues from direct title operations increased $21.7 million, or 13.1%, in the second quarter 2012 compared to the second quarter 2011 primarily due to the increased number of closings, along with an increase in commercial and large transactions. The largest revenue increases were in Texas, Canada and California. Revenues from commercial and other large transactions increased $1.0 million, or 3.7%, in the second quarter 2012 compared to the second quarter 2011.

Direct orders closed increased 18.5%, while the average revenue per file closed decreased 4.8%, in the second quarter 2012 compared to the second quarter 2011 due to an increase in residential refinancing closings in the same periods. Direct operating revenues, excluding large commercial policies, increased 14.5% in the second quarter 2012 compared to the second quarter 2011. The average revenue per closing, excluding large commercial policies, decreased 3.4% in the second quarter 2012 compared to the second quarter 2011. On average, refinance premium rates are 60% of the title premium revenue of a similarly priced sale transaction.

Revenues from independent agencies increased $37.3 million, or 17.4%, in the second quarter 2012 compared to the second quarter 2011. The largest increases in revenues from independent agencies were in California, New York, Utah, New Jersey and Florida, partially offset by decreases in Ohio. Revenues from independent agencies net of amounts retained by those agencies increased 20.8%.

REI revenues. Operating revenues from services provided by the real estate information segment increased $17.9 million, or 79.5%, in the second quarter 2012 compared to the second quarter 2011. The increase was primarily due to an increase in lower margin servicing support and REO related services partially offset by a decline in revenues from higher margin loan modification services. We expect REI revenues to increase in 2012 as recently awarded contracts continue to mature. However, demand for REI services will continue to be dependent on the number and scale of governmental programs and lender projects and can fluctuate significantly on a quarterly and annual basis.

Investment income. Investment income decreased $0.5 million, or 12.2%, in the second quarter 2012 compared to the second quarter 2011, primarily due to decreases in average yield. Certain investment gains and losses, which are included in our results of operations in investment and other gains (losses) – net, were realized as part of the ongoing management of our investment portfolio for the purpose of improving performance.

For the second quarter 2011, investment and other gains (losses) – net included a $3.9 million charge representing the payoff value on a defaulted third party loan on which we served as guarantor.

Retention by agencies. Amounts retained by title agencies are based on agreements between agencies and our title underwriters. On average, amounts retained by independent agencies, as a percentage of revenues generated by them, were 82.4% and 82.9% in the second quarters of 2012 and 2011, respectively. The average retention percentage may vary from year-to-year or quarter-over-quarter due to the geographical mix of agency operations, the volume of title revenues and, in some states, laws or regulations. Due to the variety of such laws or regulations, as well as competitive factors, the average retention rate can differ significantly from state to state. Although, general conditions in the real estate industry are improving nationwide, the recovery in specific markets has varied considerably. In addition, a high proportion of our independent agencies are in states with retention rates greater than 80% and the markets in those states have recovered relatively faster than the nation as a whole, which has resulted in our average retention percentage remaining in the 82% – 83% range. We expect our average retention rate to remain in this range over the near to medium term. However, we continue to adjust independent agency contracts in an economically sound manner, and we expect the mix of agency business to normalize as real estate markets continue to stabilize nationally resulting in lower average retention percentages in the aggregate.

We continue to focus on improving the quality of our network of independent agencies in order to achieve an increase in the average revenue per agency and reduce our risk of future loss. Since we began the process of rationalizing our network of independent agencies in 2008, our average annual remittance per independent agency has increased approximately 75%, while the number of independent agencies in our network has fallen by half. In addition, the policy loss ratio of our current agency base for the trailing twelve months as of June 30, 2012 is approximately one-third of its level in the comparable period in 2008.

Employee costs. Our employee costs and certain other operating expenses are sensitive to inflation. Employee costs in the second quarter 2012 increased 12.4% from the same period in 2011 and 2.2% sequentially from the first quarter 2012. The increase in employee costs compared to last year is primarily related to increases in our REI operations and was expected as a result of staffing requirements to provide services under new contracts awarded in the fourth quarter 2011. As a percentage of total operating revenues, however, employee costs declined to 27.4% in the second quarter 2012 from 29.0% in the second quarter 2011 and 33.7% in the first quarter 2012. Employee costs in the title segment increased 3.1% over the second quarter 2011 to support the 15.6% increase in title operating revenues.

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

In the second quarter 2012 compared with the same period in 2011, other operating expenses for the combined business segments increased $6.2 million, or 9.6%. Costs fixed in nature increased $3.3 million, or 11.7%, in the second quarter 2012, primarily due to increases in technology costs and professional fees, as a result of outsourcing the internal audit function. Costs that follow, to varying degrees, changes in transaction volumes and revenues increased $4.2 million, or 17.4%, in the second quarter 2012, primarily related to increases in outside search fees and bad debt expense. Costs that fluctuate independently of revenues decreased $1.3 million, or 10.6%, in the second quarter 2012.

Title losses. While trending favorably, losses from title policy claims continue to remain higher than historical levels. Provisions for title losses, as a percentage of title revenues, were 8.7%, 9.2% and 9.0% in the second quarter 2012, the second quarter 2011 and the first quarter 2012, respectively, including adjustments to certain large claims.

Cash claim payments in the second quarter 2012 decreased 6.3% from the second quarter 2011. Losses incurred on known claims decreased 2.1% compared to the second quarter 2011. The decline in cash claim payments and losses incurred on known claims continues a trend noted for several quarters.

Income taxes. Our effective tax rates were 11.3% and (48.6%) for the second quarter 2012 and 2011, respectively, based on income before taxes and after deducting noncontrolling interests, which when aggregated are $28.1 million and $4.0 million for the second quarter 2012 and 2011, respectively. Income tax expense for the three months ended June 30, 2012 and 2011 consists principally of taxes in foreign jurisdictions for our profitable international operations and of U.S. federal tax on entities not included in our U.S. consolidated return. For both periods presented, income tax expense was partially offset by favorable tax adjustments in our foreign operations. For the second quarter 2012, no U.S. federal consolidated current income tax expense has been reflected for the Company’s U.S. tax-consolidated subsidiaries due to expected utilization of net operating loss carryforwards. Remaining valuation allowances will be evaluated for reversal as we return to profitability.

Six months ended June 30, 2012 compared with six months ended June 30, 2011

Title revenues. Revenues from direct title operations increased $34.1 million, or 11.2%, in the first six months of 2012 compared to the first six months of 2011 primarily due an increase in the number of closings. The largest revenue increases were in Texas, Canada and California. Commercial revenues, included in direct title operations, decreased 6.3%, or $3.3 million.

Direct orders closed, including large commercial policies, increased 16.4% in the first six months of 2012 compared to the first six months of 2011, although the average revenue per closing, including large commercial policies, decreased 4.7% during the same periods. Direct operating revenues, excluding large commercial policies, decreased 14.4% in the first six months of 2012 compared to the first six months of 2011, while the average revenue per closing decreased 1.7% over the same periods. The increase in direct orders closed and contrasting decrease in average revenue per closing were driven by an increase in residential refinancing closings in the first six months of 2012 compared to the first six months of 2011. On average, refinance premium rates are 60% of the title premium revenue of a similarly priced sale transaction.

Revenues from independent agencies increased $41.8 million, or 10.3%, in the first six months of 2012 compared to the first six months of 2011 due to an increase in refinancing transaction volumes. The largest increases in revenues from independent agencies during the first six months of 2012 were in California, New York and Texas, partially offset by decreases in Ohio. Revenues from independent agencies net of agent retention increased 11.5%, comparable to the increase in direct title operating revenues.

REI revenues. Operating revenues from services provided by the real estate information segment increased $19.0 million, or 35.2%, in the first six months of 2012 compared to the first six months of 2011. The increase was primarily due to an increase in lower margin servicing support and REO related services partially offset by a decline in revenues from higher margin loan modification services. We expect REI revenues to increase in 2012 as recently awarded contracts continue to mature. However, demand for REI services will continue to be dependent on the number and scale of governmental programs and lender projects and can fluctuate significantly on a quarterly and annual basis.

Investment income. Investment income decreased $1.2 million, or 15.6%, in the first six months of 2012 compared to the first six months of 2011, primarily due to decreases in average yield. Certain investment gains and losses, which are included in our results of operations in investment and other gains (losses) – net, were realized as part of the ongoing management of our investment portfolio for the purpose of improving performance.

For the six months ended June 30, 2011, investment and other gains (losses) – net included a $3.9 million charge representing the payoff value on a defaulted third party loan on which we served as guarantor.

Retention by agencies. Amounts retained by title agencies are based on agreements between agencies and our title underwriters. On average, amounts retained by independent agencies, as a percentage of revenues generated by them, were 82.6% and 82.8% in the first six months of 2012 and 2011, respectively. The average retention percentage may vary from year-to-year or quarter-over-quarter due to the geographical mix of agency operations, the volume of title revenues and, in some states, laws or regulations. Due to the variety of such laws or regulations, as well as competitive factors, the average retention rate can differ significantly from state to state. Although general conditions in the real estate industry are improving nationwide, the recovery in specific markets has varied considerably. In addition, a high proportion of our independent agencies are in states with retention rates greater than 80% and the markets in those states have recovered relatively faster than the nation as a whole, which has resulted in our average retention percentage remaining in the 82%-83% range. We expect our average retention rate to remain in this range over the near to medium term. However, we continue to adjust independent agency contracts in an economically sound manner, and we expect the mix of agency business to normalize as real estate markets continue to stabilize nationally resulting in lower average retention percentages in the aggregate.

We continue to focus on improving the quality of our network of independent agencies in order to achieve an increase in the average revenue per agency and reduce our risk of future loss. Since we began the process of rationalizing our network of independent agencies in 2008, our average annual remittance per independent agency has increased approximately 75%, while the number of independent agencies in our network has fallen by half. In addition, the policy loss ratio of our current agency base for the trailing twelve months as of June 30, 2012 is approximately one-third of its level in the comparable period in 2008.

Employee costs. Our employee costs and certain other operating expenses are sensitive to inflation. Employee costs in the first six months of 2012 increased 10.6% from the first six months of 2011. The increase in employee costs compared to last year is primarily related to increases in our REI operations and was expected as a result of staffing requirements to provide services under new contracts awarded in the fourth quarter 2011. In the first six months of 2012, employee costs in the title segment increased 2.5% from the first six months of 2011 to support the 10.7% increase in title operating revenues.

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

In the first six months of 2012 compared with the same period in 2011, other operating expenses for the combined business segments increased $11.9 million, or 9.7%. Costs fixed in nature increased $6.2 million, or 11.4%, in the first six months of 2012, primarily due to increases in technology costs and professional fees, as a result of outsourcing the internal audit function. Costs that follow, to varying degrees, changes in transaction volumes and revenues increased $5.3 million, or 11.5%, in the first six months of 2012, primarily related to increases in outside search fees. Costs that fluctuate independently of revenues in the first six months of 2012 were comparable to the same period in 2011.

Title losses. While trending favorably, losses from title policy claims continue to remain higher than historical levels. Provisions for title losses, as a percentage of title operating revenues, were 8.8% and 9.3% for the first six months of 2012 and 2011, respectively, including adjustments to certain large claims.

Cash claim payments in the first six months of 2012 decreased 6.5% from the same period in 2011. Losses incurred on known claims decreased 14.8% for the first six months of 2012 as compared to 2011. The decline in cash claim payments and losses incurred on known claims continues a trend noted for several quarters.

Income taxes. Our effective tax rates were 32.0% and (37.6%) for the first six months of 2012 and 2011, respectively, based on income and (losses) before taxes and after deducting noncontrolling interests, which when aggregated are 18.8 million and ($3.2) million for the first six months of 2012 and 2011, respectively. Income tax expense for the six months ended June 30, 2012 and 2011 consists principally of taxes in foreign jurisdictions for our profitable international operations and of U.S. federal tax on entities not included in our U.S. consolidated return. Income tax expense was partially offset by favorable tax adjustments in our foreign operations. For the first six months of 2012, no U.S. federal consolidated current income tax expense has been reflected for the Company’s tax-consolidated subsidiaries due to expected utilization of the net operating loss carryforwards. Remaining valuation allowances will be evaluated for reasonableness as we return to profitability.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources represent our ability to generate cash flow to meet our obligations to our shareholders, customers (payments to satisfy claims on title policies), vendors, employees, lenders and others. As of June 30, 2012, our cash and investments, including amounts reserved pursuant to statutory requirements, aggregated $649.9 million.

A substantial majority of our consolidated cash and investments as of June 30, 2012 was held by Stewart Title Guaranty Company (Guaranty) and its subsidiaries. The use and investment of these funds, dividends to the holding company, and cash transfers between Guaranty and its subsidiaries and the holding company are subject to certain legal and regulatory restrictions. In general, Guaranty may use its cash and investments in excess of its legally-mandated statutory premium reserve (established in accordance with requirements under Texas law) to fund its insurance operations, including claims payments. Guaranty may also, subject to certain limitations, provide funds to its subsidiaries (whose operations consist principally of field title offices) for their operating and debt service needs.

Guaranty cannot pay a dividend to its parent in excess of certain limits without the approval of the Texas Insurance Commissioner. As of December 31, 2011, the maximum dividend that could be paid in 2012 after such approval in 2012 is $74.4 million. Guaranty did not pay a dividend in the six months ended June 30, 2012 or 2011. However, the maximum dividend permitted by law is not necessarily indicative of Guaranty’s actual ability to pay dividends, which may be constrained by business and regulatory considerations, such as the impact of dividends on surplus, which could affect its ratings or competitive position, the amount of insurance it can write and its ability to pay future dividends. Further, depending on business and regulatory conditions, we may in the future need to retain cash in Guaranty or even raise cash in the capital markets to contribute to it in order to maintain its ratings or statutory capital position. Such a requirement could be the result of investment losses, reserve charges, adverse operating conditions in the current economic environment or changes in interpretation of statutory accounting requirements by regulators.

Cash held at the parent company totaled $8.7 million at June 30, 2012. As noted above, as a holding company, the parent is funded principally by cash from its subsidiaries in the form of dividends and for operating and other administrative expense reimbursements. The expense reimbursements are paid in accordance with the management agreements among us and our subsidiaries. As the parent company conducts no operations apart from its wholly-owned subsidiaries, the discussion below focuses on consolidated cash flows.

	For the Six Months Ended June 30,
	2012	2011
	(dollars in millions)

Net cash provided (used) by operating activities	19.4	(6.5)
Net cash provided (used) by investing activities	6.7	(22.4)
Net cash used by financing activities	(8.9)	(3.8)

Operating activities

Our principal sources of cash from operations are premiums on title policies and revenue from title service-related transactions, mortgage service support and REO related services. Our independent agencies remit cash to us net of their contractual retention. Our principal cash expenditures for operations are employee costs, operating costs and title claims payments.

Cash provided by operations for the first six months of 2012 was $19.4 million, an improvement of $25.9 million from the $6.5 million used by operations during the same period in 2011. This improvement is primarily related to a combined $19.2 million increase in pretax earnings from both our Title segment and REI segment during the first six months of 2012 compared to the same period in 2011, along with a $16.8 million reduction in payables and accrued liabilities for the same periods. This improvement is partially offset by a $17.9 million increase in receivables during the first six months of 2012 compared to the same period in 2011, which we anticipate collecting in the third quarter as it relates to increased revenues from our REI servicing support and REO related services.

Our business is labor intensive, although we continue to make progress in automating our services, which allows us to more easily adjust staffing levels as order volumes fluctuate. There are typically delays between changes in market conditions and changes in staffing levels; therefore, employee costs do not change at the same rate as revenues change.

The insurance regulators of the states in which our underwriters are domiciled require our statutory premium reserves to be fully funded, segregated and invested in high-quality securities and short-term investments. As of June 30, 2012, cash and investments funding the statutory premium reserve aggregated $430.0 million and our statutory estimate of claims that may be reported in the future totaled $378.1 million. In addition to this restricted cash and investments, we had unrestricted cash and investments (excluding equity method investments) of $110.3 million, which are available for underwriter operations, including claims payments.

Investing activities

Cash from investing activities was generated principally by proceeds from investments matured and sold in the amounts of $81.9 million and $140.6 million for the first six months of 2012 and 2011, respectively. We used cash for the purchases of investments in the amounts of $71.3 million and $148.4 million for the first six months of 2012 and 2011, respectively. The cash from sales and maturities not reinvested was used principally to fund operations.

Capital expenditures were $9.1 million and $11.1 million for the first six months of 2012 and 2011, respectively. We maintain investment in capital expenditures at a level that enables us to implement technologies for increasing our operational and back-office efficiencies. Notwithstanding this, we also continue to aggressively manage cash flow and, therefore, overall capital spending will continue to be at relatively reduced levels. During the first six months of 2012, we sold assets and subsidiaries resulting in cash receipts of $4.4 million.

In June 2011, we paid $3.9 million in satisfaction of a loan guaranty obligation on a defaulted third-party loan.

Financing activities and capital resources

Total debt and stockholders’ equity were $71.5 million and $481.9 million, respectively, as of June 30, 2012. Included in total debt are $64.6 million principal amount of convertible senior notes, which mature October 2014, if not converted into shares of common stock. We repaid $4.8 million and $1.6 million of debt in accordance with the underlying terms of the debt instruments in the first six months of 2012 and 2011, respectively. We also have available a $10.0 million bank line of credit commitment, which expires in June 2013, under which no borrowings were outstanding at June 30, 2012.

Effect of changes in foreign currency rates

The effect of changes in foreign currency rates on the consolidated statements of cash flows was a net decrease in cash and cash equivalents of $0.4 million for the first six months of 2012 compared to an increase of $0.9 million for the first six months of 2011. Our principal foreign operating unit is in Canada, and, on average, the value of the U.S. dollar relative to the Canadian dollar decreased during the first quarter 2012 but increased to the December 2011 level during the second quarter 2012.

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

Contingent liabilities and commitments. In the ordinary course of business, we guarantee the third-party indebtedness of certain of our consolidated subsidiaries. As of June 30, 2012, the maximum potential future payments on the guarantees are not more than the related notes payable recorded in the consolidated balance sheets. We also guarantee the indebtedness related to lease obligations of certain of our consolidated subsidiaries. The maximum future obligations arising from these lease-related guarantees are not more than our future minimum lease payments. As of June 30, 2012, we had guarantees of indebtedness owed by certain third parties related to business expansion and unused letters of credit aggregating to $4.1 million, primarily related to workers’ compensation.

Other comprehensive earnings. Unrealized gains and losses on investments and changes in foreign currency exchange rates are reported net of deferred taxes in accumulated other comprehensive earnings, a component of stockholders’ equity, until realized. For the first six months of 2012, net unrealized investment gains of $4.7 million, which increased our other comprehensive earnings, were primarily related to temporary increases in fair market values of corporate bond investments. For the first six months of 2011, net unrealized investment gains of $1.1 million, which increased our other comprehensive earnings, were primarily related to temporary increases in fair market values of corporate and government bond investments. Changes in foreign currency exchange rates, primarily related to our Canadian operations, were relatively unchanged for the first six months of 2012 and increased other comprehensive earnings by $0.9 million, net of taxes, for the first six months of 2011.

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

Forward-looking statements. Certain statements in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to future, not past, events and often address our expected future business and financial performance. These statements often contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “will,” “foresee” or other similar words. Forward-looking statements by their nature are subject to various risks and uncertainties that could cause our actual results to be materially different than those expressed in the forward-looking statements. These risks and uncertainties include, among other things, the severity and duration of current financial and economic conditions; changes in the level of real estate activity; changes in mortgage interest rates, existing and new home sales, and availability of mortgage financing; our ability to respond to and implement technology changes, including the completion of the implementation of our enterprise systems; the impact of unanticipated title losses on the need to further strengthen our policy loss reserves; any effect of title losses on our cash flows and financial condition; the impact of our increased diligence and inspections in our agency operations; changes to the participants in the secondary mortgage market and the rate of refinancings that affect the demand for title insurance products; regulatory non-compliance, fraud or defalcations by our title insurance agencies or employees; our ability to timely and cost-effectively respond to significant industry changes and introduce new products and services; the outcome of pending litigation; the impact of changes in governmental and insurance regulations, including any future reductions in the pricing of title insurance products and services; our dependence on our operating subsidiaries as a source of cash flow; the continued realization of expected expense savings resulting from our expense reduction steps; our ability to access the equity and debt financing markets when and if needed; our ability to grow our international operations; and our ability to respond to the actions of our competitors; These risks and uncertainties, as well as others, are discussed in more detail documents filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2011, our quarterly reports on Form 10-Q, and our Current Reports on Form 8-K. We expressly disclaim any obligation to update any forward-looking statements contained in this report to reflect events or circumstances that may arise after the date hereof, except as may be required by applicable law.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes during the quarter ended June 30, 2012 in our investment strategies, types of financial instruments held or the risks associated with such instruments that would materially alter the market risk disclosures made in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4.	Controls and Procedures

Our principal executive officer and principal financial officer are responsible for establishing and maintaining disclosure controls and procedures. They evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2012, and have concluded that, as of such date, our disclosure controls and procedures are adequate and effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). Our internal control over financial reporting is a process, under the supervision of our principal executive officer and principal financial officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of June 30, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on this assessment, management believes that, as of June 30, 2012, our internal control over financial reporting is effective based on those criteria.

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

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As a result, no corrective actions were required or undertaken.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

See discussion of legal proceedings in NOTE 9 to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Report, which is incorporated by reference into this Part II, Item 1, as well as Item 3. Legal Proceedings, in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 1A.	Risk Factors

There have been no changes during the quarter ended June 30, 2012 to our risk factors as listed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 5.	Other Information

We had a book value per share of $24.90 and $24.01 as of June 30, 2012 and December 31, 2011, respectively. As of June 30, 2012, our book value per share was based on approximately $481.9 million in stockholders’ equity and 19,351,985 shares of Common and Class B Common Stock outstanding. As of December 31, 2011, our book value per share was based on approximately $463.5 million in stockholders’ equity and 19,303,844 shares of Common and Class B Common Stock outstanding.

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

August 3, 2012

Date

Stewart Information Services Corporation
Registrant

By:	/s/ J. Allen Berryman
J. Allen Berryman, Chief Financial Officer, Secretary, Treasurer and Principal Financial Officer

INDEX TO EXHIBITS

Exhibit

3.1	-	Amended and Restated Certificate of Incorporation of the Registrant, dated May 1, 2009 (incorporated by reference in this report from Exhibit 3.1 of the Current Report on Form 8-K filed May 5, 2009)

3.2	-	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant, dated April 30, 2010 (incorporated by reference in this report from Exhibit 3.2 of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010)

3.3	-	Amended and Restated By-Laws of the Registrant, as of January 17, 2012 (incorporated by reference in this report from Exhibit 3.1 of the Current Report on Form 8-K filed January 20, 2012)

4.1	-	Rights of Common and Class B Common Stockholders (incorporated by reference to Exhibits 3.1 and 3.2 hereto)

4.2	-	Indenture related to 6.0% Convertible Senior Notes due 2014, dated as of October 15, 2009, by and between the Registrant, the Guarantors party thereto, and Wells Fargo Bank, N.A., as trustee (incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K filed October 15, 2009)

4.3	-	Form of 6.0% Convertible Senior Note due 2014 (incorporated by reference from Exhibit 4.2 to the Current Report on Form 8-K filed October 15, 2009)

31.1 *	-	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	-	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	-	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	-	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS **	-	XBRL Instance Document

101.SCH **	-	XBRL Taxonomy Extension Schema Document

101.CAL **	-	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	-	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	-	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	-	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.