Form 10-Q
period 2012-09-30
STEWART INFORMATION SERVICES CORP
filed 2012-11-02
CIK 94344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On October 29, 2012, the following shares of each of the issuer’s classes of common stock were outstanding:

Common, $1 par value	18,302,893
Class B Common, $1 par value	1,050,012

FORM 10-Q QUARTERLY REPORT

QUARTER ENDED SEPTEMBER 30, 2012

As used in this report, “we,” “us,” “our,” the “Company” and “Stewart” mean Stewart Information Services Corporation and our subsidiaries, unless the context indicates otherwise.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
	($000 omitted, except per share)
Revenues
Title insurance:
Direct operations	189,155	164,411	528,364	469,482
Agency operations	281,587	228,350	729,047	633,988
Real estate information	43,098	22,494	116,059	76,443
Investment income	3,669	4,287	10,204	12,029
Investment and other gains (losses) – net	3,232	(1,013)	5,766	(2,115)

	520,741	418,529	1,389,440	1,189,827
Expenses
Amounts retained by agencies	231,765	188,355	601,327	524,103
Employee costs	138,236	114,461	397,559	348,973
Other operating expenses	71,202	66,717	206,493	190,093
Title losses and related claims	34,541	35,200	104,041	101,384
Depreciation and amortization	4,336	4,751	13,423	14,343
Interest	1,297	1,356	3,947	3,928

	481,377	410,840	1,326,790	1,182,824
Earnings before taxes and noncontrolling interests	39,364	7,689	62,650	7,003
Income tax expense	2,268	1,381	8,266	2,570

Net earnings	37,096	6,308	54,384	4,433
Less net earnings attributable to noncontrolling interests	2,428	1,766	6,962	4,244

Net earnings attributable to Stewart	34,668	4,542	47,422	189

Other comprehensive earnings:
Foreign currency translation	6,022	(6,816)	5,544	(3,547)
Change in unrealized gains	6,753	8,794	15,527	12,155
Reclassification of adjustment for gains included in net earnings	(1,274)	(236)	(2,820)	(1,980)

Other comprehensive earnings, before taxes	11,501	1,742	18,251	6,628
Income tax expense (benefit) related to items of other comprehensive earnings	3,739	(2,681)	6,031	214

Other comprehensive earnings, net of taxes	7,762	4,423	12,220	6,414

Comprehensive earnings attributable to Stewart	42,430	8,965	59,642	6,603

Basic average shares outstanding (000)	19,309	19,234	19,288	19,095
Basic earnings per share attributable to Stewart	1.80	0.24	2.46	0.01

Dilutive average shares outstanding (000)	24,399	24,344	24,378	19,095
Diluted earnings per share attributable to Stewart	1.45	0.22	2.04	0.01

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of September 30, 2012	As of December 31, 2011
	($000 omitted)
Assets
Cash and cash equivalents	162,797	117,196
Cash and cash equivalents – statutory reserve funds	15,023	23,647

	177,820	140,843
Short-term investments	37,052	33,137

Investments in debt and equity securities available-for-sale, at fair value:
Statutory reserve funds	428,182	397,074
Other	55,598	63,911

	483,780	460,985
Receivables:
Notes	8,681	10,394
Premiums from agencies	45,462	47,351
Income taxes	9,721	7,412
Trade and other receivables	55,076	39,660
Allowance for uncollectible amounts	(13,308)	(16,056)

	105,632	88,761
Property and equipment, at cost
Land	5,848	6,429
Buildings	26,841	23,823
Furniture and equipment	239,117	234,262
Accumulated depreciation	(216,586)	(208,077)

	55,220	56,437
Title plants, at cost	77,947	77,406
Real estate, at lower of cost or net realizable value	4,284	5,236
Investments in investees, on an equity method basis	14,113	18,055
Goodwill	216,744	214,492
Intangible assets, net of amortization	7,400	8,693
Other assets	57,866	52,096

	1,237,858	1,156,141

Liabilities
Notes payable	6,490	11,722
Convertible senior notes	64,644	64,513
Accounts payable and accrued liabilities	89,753	86,389
Estimated title losses	516,315	502,611
Deferred income taxes	35,977	27,449

	713,179	692,684
Contingent liabilities and commitments

Stockholders’ equity
Common and Class B Common Stock and additional paid-in capital	152,900	152,102
Retained earnings	331,519	284,097
Accumulated other comprehensive earnings	28,901	16,681
Treasury stock – 352,161 common shares, at cost	(2,666)	(2,666)

Stockholders’ equity attributable to Stewart	510,654	450,214
Noncontrolling interests	14,025	13,243

Total stockholders’ equity (19,352,905 and 19,303,844 shares outstanding)	524,679	463,457

	1,237,858	1,156,141

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2012	2011
	($000 omitted)
Reconciliation of net earnings to cash provided (used) by operating activities:
Net earnings	54,384	4,433
Add (deduct):
Depreciation and amortization	13,423	14,343
Provision for bad debt	3,010	1,250
Investment and other (gains) losses – net	(5,766)	2,115
Payments for title losses less than (in excess of) provisions	10,731	(6,501)
Insurance recoveries of title losses	214	3,210
Increase in receivables – net	(21,261)	(6,626)
Increase in other assets – net	(4,409)	(566)
Increase (decrease) in payables and accrued liabilities – net	2,923	(15,622)
Increase (decrease) in net deferred income taxes	2,525	(2,869)
Net earnings from equity investees	(3,264)	(1,043)
Dividends received from equity investees	2,709	1,889
Other – net	1,611	1,052

Cash provided (used) by operating activities	56,830	(4,935)

Investing activities:
Proceeds from investments available-for-sale matured and sold	134,534	172,783
Purchases of investments available-for-sale	(138,656)	(170,017)
Purchases of property and equipment and title plants – net	(14,104)	(13,788)
Proceeds from the sale of land, buildings, and furniture and equipment	4,991	—
Increases in notes receivable	(213)	(324)
Collections on notes receivable	663	650
Net cash received (paid) for other assets, cost-basis investments, equity investees and other	2,277	(77)
Cash paid for acquisitions of subsidiaries and other – net	(78)	(8,262)
Cash paid for loan guarantee obligation	—	(3,928)

Cash used by investing activities	(10,586)	(22,963)

Financing activities:
Payments on notes payable	(5,235)	(4,688)
Proceeds from notes payable	2	6,500
Purchase of remaining interest of consolidated subsidiary	(43)	—
Distributions to noncontrolling interests	(6,348)	(4,457)
Contributions from noncontrolling interests	87	13

Cash used by financing activities	(11,537)	(2,632)

Effects of changes in foreign currency exchange rates	2,270	(794)

Increase (decrease) in cash and cash equivalents	36,977	(31,324)

Cash and cash equivalents at beginning of period	140,843	154,490

Cash and cash equivalents at end of period	177,820	123,166

Supplemental information:
Settlement of wage and hour litigation through issuance of Common Stock	—	7,582
Settlement of note payable through issuance of Common Stock held in treasury	—	1,299
Receipt of partial building ownership in exchange for debt forgiveness	1,255	—
Changes in financial statement amounts due to the acquisition of subsidiaries:
Goodwill	2,692	9,416
Receivables	—	5,060
Other	(2,057)	809
Liabilities	(557)	(3,773)
Debt assumed	—	(3,250)

Cash paid for acquisitions of subsidiaries and other – net	78	8,262

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1

Interim financial statements. The financial information contained in this report for the three and nine months ended September 30, 2012 and 2011, and as of September 30, 2012, is unaudited. This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

C. Reclassifications. Certain amounts in the 2011 interim financial statements have been reclassified for comparative purposes. Net earnings attributable to Stewart, as previously reported, were not affected.

NOTE 2

Investments in debt and equity securities. The amortized costs and fair values follow:

	September 30, 2012		December 31, 2011
	Amortized costs	Fair values	Amortized costs	Fair values
	($000 omitted)
Debt securities:
Municipal	16,903	17,892	26,721	27,801
Corporate and utilities	246,332	265,255	237,912	244,123
Foreign	169,834	171,026	162,384	164,268
U.S. Government	17,224	18,750	17,530	19,350
Equity securities	9,348	10,857	5,005	5,443

	459,641	483,780	449,552	460,985

Gross unrealized gains and losses were:

	September 30, 2012		December 31, 2011
	Gains	Losses	Gains	Losses
	($000 omitted)
Debt securities:
Municipal	998	9	1,080	—
Corporate and utilities	18,924	1	9,184	2,973
Foreign	1,494	302	1,937	53
U.S. Government	1,526	—	1,820	—
Equity securities	1,779	270	442	4

	24,721	582	14,463	3,030

Debt securities as of September 30, 2012 mature, according to their contractual terms, as follows (actual maturities may differ due to call or prepayment rights):

	Amortized costs	Fair values
	($000 omitted)
In one year or less	11,763	11,881
After one year through five years	223,740	228,916
After five years through ten years	188,765	203,619
After ten years	26,025	28,507

	450,293	472,923

As of September 30, 2012, gross unrealized losses on investments and the fair values of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were:

	Less than 12 months		More than 12 months		Total
	Losses	Fair values	Losses	Fair values	Losses	Fair values
	($000 omitted)
Debt securities:
Municipal	9	697	—	—	9	697
Corporate and utilities	1	653	—	—	1	653
Foreign	302	74,338	—	—	302	74,338
U.S. Government	—	—	—	—	—	—
Equity securities	245	1,783	25	1,106	270	2,889

	557	77,471	25	1,106	582	78,577

The number of investments in an unrealized loss position as of September 30, 2012 was 15. Since the Company does not intend to sell and will more-likely-than-not maintain each debt security until its anticipated recovery, and no significant credit risk is deemed to exist, these investments are not considered other-than-temporarily impaired.

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

NOTE 3

Fair value measurements. The Fair Value Measurements and Disclosures Topic of the Financial Accounting Standards Board (FASB) ASC defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal, or most advantageous, market for the asset or liability in an orderly transaction between market participants at the measurement date. The Fair Value Measurements and Disclosures Topic establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs when possible. The three levels of inputs used to measure fair value are as follows:

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

As of September 30, 2012, financial instruments measured at fair value on a recurring basis are summarized below:

	Level 1	Level 2	Fair value measurements
	($000 omitted)
Short-term investments	37,052	—	37,052
Investments available-for-sale:
Debt securities:
Municipal	—	17,892	17,892
Corporate and utilities	—	265,255	265,255
Foreign	171,026	—	171,026
U.S. Government	18,750	—	18,750
Equity securities	10,857	—	10,857

	237,685	283,147	520,832

As of December 31, 2011, financial instruments measured at fair value on a recurring basis are summarized below:

	Level 1	Level 2	Fair value measurements
	($000 omitted)
Short-term investments	33,137	—	33,137
Investments available-for-sale:
Debt securities:
Municipal	—	27,801	27,801
Corporate and utilities	—	244,123	244,123
Foreign	164,268	—	164,268
U.S. Government	19,350	—	19,350
Equity securities	5,443	—	5,443

	222,198	271,924	494,122

As of September 30, 2012, Level 1 financial instruments consist of short-term investments, U.S. and foreign government bonds, and equity securities. Level 2 financial instruments consist of municipal, corporate and utilities bonds. In accordance with the Company’s policies and guidelines, the Company’s third party, registered investment manager invests only in securities rated as investment grade or higher by the major rating services, where observable valuation inputs are significant. All municipal bonds are valued using a third-party pricing service, and the corporate bonds are valued using the market approach, which includes three to ten inputs from relevant market sources, including Financial Industry Regulatory Authority’s (FINRA) Trade Reporting and Compliance Engine (TRACE) and independent broker/dealer quotes, bids and offerings, as well as other relevant market data, such as securities with similar characteristics (i.e. sector, rating, maturity, etc.). Broker/dealer quotes, bids and offerings mentioned above are gathered (typically three to ten) and a consensus risk premium spread (credit spread) over risk-free Treasury yields is developed from the inputs obtained, which is then used to calculate the resulting fair value.

NOTE 4

Investment income. Gross realized investment and other gains and losses follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
	($000 omitted)
Realized gains	3,658	884	7,008	4,476
Realized losses	(426)	(1,897)	(1,242)	(6,591)

	3,232	(1,013)	5,766	(2,115)

Expenses assignable to investment income were insignificant. There were no significant investments as of September 30, 2012 that did not produce income during the year.

Proceeds from the sales of investments available-for-sale follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
	($000 omitted)
Proceeds from sales of investments available-for-sale	22,027	15,406	90,705	126,165

For the nine months ended September 30, 2012, investment and other gains (losses) – net included realized gains of $3.9 million from the sale of debt and equity investments available-for-sale and $2.2 million from the sale of property.

For the nine months ended September 30, 2011, investment and other (losses) gains – net included realized losses on the impairment of cost-basis investments of $1.2 million and a loan guarantee obligation of $3.9 million. The realized losses were partially offset by realized gains of $3.1 million from the sale of debt investments available-for-sale.

NOTE 5

Share-based incentives. In March 2011, the Company granted 51,000 shares of fully vested, unrestricted Common Stock with a fair value of $0.6 million, which was recorded as compensation expense. During the same period, the Company also granted 37,000 shares of restricted Common Stock with a fair value of $0.4 million. The restricted Common Stock awards will vest at 20% over five years beginning in March 2011. Compensation expense associated with restricted stock awards will be recognized over this vesting period.

NOTE 6

Earnings per share. The Company’s basic earnings per share attributable to Stewart was calculated by dividing net earnings attributable to Stewart by the weighted-average number of shares of Common Stock and Class B Common Stock outstanding during the reporting periods.

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

For the three and nine months ended September 30, 2012 and 2011, the Company did not have any dilutive shares under the treasury stock method mentioned above since the exercise prices of the options were greater than the weighted-average market value of the shares, which excludes them from the diluted earnings calculation.

For the nine months ended September 30, 2011, the Company did not present diluted earnings per share using the if-converted method mentioned above since the add back of the tax affected interest expense on the convertible debt resulted in antidilution.

The calculation of the diluted earnings per share using the if-converted method is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
	($000 omitted)
Numerator:
Net earnings attributable to Stewart	34,668	4,542	47,422	189
Interest expense, net of tax effects	785	785	2,354	—

If-converted net earnings attributable to Stewart	35,453	5,327	49,776	189

Denominator (000):
Basic average shares outstanding	19,309	19,234	19,288	19,095
Dilutive average number of shares relating to convertible senior notes	5,047	5,047	5,047	—
Dilutive average number of shares relating to restricted shares grant	43	63	43	—

Dilutive average shares outstanding	24,399	24,344	24,378	19,095

Diluted earnings per share attributable to Stewart	1.45	0.22	2.04	0.01

NOTE 7

Contingent liabilities and commitments. In the ordinary course of business, the Company guarantees the third-party indebtedness of certain of its consolidated subsidiaries. As of September 30, 2012, the maximum potential future payments on the guarantees are not more than the related notes payable recorded in the consolidated balance sheets. The Company also guarantees the indebtedness related to lease obligations of certain of its consolidated subsidiaries. The maximum future obligations arising from these lease-related guarantees are not more than the Company’s future minimum lease payments. As of September 30, 2012, the Company had guarantees of indebtedness owed by certain third parties related to business expansion and unused letters of credit aggregating to $4.1 million, primarily related to workers’ compensation coverage.

NOTE 8

Segment information. The Company’s two reportable segments are title insurance-related services (Title), which includes all corporate-level costs, including interest related to convertible senior notes, and real estate information (REI). Selected statement of operations information related to these segments follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
	($000 omitted)
Revenues:
Title	477,643	396,035	1,273,381	1,113,384
REI	43,098	22,494	116,059	76,443

	520,741	418,529	1,389,440	1,189,827

Intersegment revenues:
Title	(5)	62	23	165
REI	922	971	2,675	2,322

	917	1,033	2,698	2,487

Depreciation and amortization:
Title	3,544	4,339	10,839	12,583
REI	792	412	2,584	1,760

	4,336	4,751	13,423	14,343

Earnings (loss) before taxes and noncontrolling interests:
Title	24,971	147	25,891	(27,482)
REI	14,393	7,542	36,759	34,485

	39,364	7,689	62,650	7,003

Selected balance sheet information as of September 30 and December 31, respectively, related to these segments follows:

	2012	2011
	($000 omitted)
Identifiable assets:
Title	1,144,842	1,090,419
REI	93,016	65,722

	1,237,858	1,156,141

Revenues generated in the United States and all international operations follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
	($000 omitted)
United States	486,265	385,980	1,299,110	1,105,140
International	34,476	32,549	90,330	84,687

	520,741	418,529	1,389,440	1,189,827

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

***********

In January 2009, an action was filed by individuals against STGC, Stewart Title of California, Inc., Cuesta Title Company and others in the Superior Court of California for the County of San Luis Obispo alleging that the plaintiffs have suffered damages relating to loans they made through Hurst Financial Corporation to an individual named Kelly Gearhart and entities controlled by Gearhart. Thereafter, several other lawsuits making similar allegations, including a lawsuit filed by several hundred individuals, were filed in San Luis Obispo Superior Court, and one such lawsuit was removed to the United States District Court for the Central District of California. The defendants vary from case to case, but Stewart Information Services Corporation, Stewart Title Company and Stewart Title Insurance Company have also each been sued in at least one of the cases. Each of the complaints alleges some combination of the following purported causes of action: breach of contract, negligence, fraud, aiding and abetting fraud, constructive fraud, breach of fiduciary duty, breach of implied covenant of good faith and fair dealing, financial elder abuse, violation of California Business and Professions Code Section 17200, negligent misrepresentation, conversion, conspiracy, alter ego and declaratory relief. The San Luis Obispo Superior Court has sustained demurrers by the Company with regard to certain causes of action and certain individuals and entities and dismissed Stewart Information Services Corporation from one case without leave to amend. Plaintiffs in one case have dismissed Stewart Title Insurance Company following the Court’s sustaining of Stewart Title Insurance Company’s demurrer. On the other hand, the Court has overruled the demurrers as to some causes of action. The United States District Court for the Central District of California granted the Company’s motion to dismiss the First Amended Complaint as to the claim for violation of the Racketeer Influenced and Corrupt Organizations Act, with prejudice, and remanded the remainder of the case to the San Luis Obispo Superior Court. The Company filed a motion to coordinate the cases for pretrial purposes, and the Court issued (i) an order assigning all the cases to a single judge, (ii) an Order Coordinating Related Cases for Pre-Trial Purposes, and (iii) a First Case Management Order for the Related Cases. Discovery is ongoing. The Company has filed a motion for summary judgment and summary adjudication seeking the dismissal of certain plaintiffs’ claims. That motion was heard on October 25, 2012 and the parties are awaiting decision by the Court. On September 19, 2012, the Court set a target trial date of May 13, 2013, to which the Company has objected, to try an as-yet-undetermined portion of Plaintiffs’ actions. The Court has not entered a scheduling order leading up to a trial starting on that date but has scheduled a case management conference for November 5, 2012. Although the Company cannot predict the outcome of these actions, it is vigorously defending itself against the allegations and does not believe that the ultimate outcome will materially affect its consolidated financial condition or results of operations.

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

Complaints were subsequently filed in the United States District Courts for the Eastern and Southern Districts of New York and in the United States District Courts in Pennsylvania, New Jersey, Ohio, Florida, Massachusetts, Arkansas, California, Washington, West Virginia, Texas and Delaware. All of the complaints make similar class action allegations, except that certain of the complaints also allege violations of the Real Estate Settlement Procedures Act (RESPA) and various state antitrust and consumer protection laws. The complaints generally request treble damages in unspecified amounts, declaratory and injunctive relief and attorneys' fees. To date, 78 such complaints have been filed, each of which names the Company and/or one or more of its affiliates as a defendant (and have been consolidated in the aforementioned states), of which seven have been voluntarily dismissed.

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

MANAGEMENT’S OVERVIEW

We reported net earnings attributable to Stewart of $34.7 million for the third quarter 2012 compared to $4.5 million for the same period in 2011. On a diluted per share basis, our net earnings attributable to Stewart were $1.45 for the third quarter 2012 compared to $0.22 for the same period in 2011. Pretax profit was $39.4 million for the third quarter 2012 compared to $7.7 million for the same period in 2011. Revenues were $520.7 million for the third quarter 2012 compared to $418.5 million for the same period in 2011, an increase of 24.4%.

Results for the nine months ended September 30, 2012 improved to a pretax profit of $62.7 million from $7.0 million for the same period in 2011. We reported net earnings attributable to Stewart of $47.4 million for the nine months ended September 30, 2012 compared to $0.2 million for the same period in 2011. On a diluted per share basis, our net earnings attributable to Stewart were $2.04 for the first nine months of 2012 compared to $0.01 for the same period in 2011. Revenues were $1.4 billion for the nine months ended September 30, 2012 compared to $1.2 billion for the same period in 2011, an increase of 16.8%.

Total title revenues in the third quarter 2012 increased 20.6% and 7.8% compared to the same quarter last year and sequentially from the second quarter 2012, respectively. Revenues from direct operations for the third quarter 2012 increased 15.0% and 0.8% compared to the same quarter last year and sequentially from the second quarter 2012, respectively. Revenues from commercial transactions, which are included in direct operations, increased 7.9% in the third quarter 2012 compared to the same quarter last year and decreased 1.8% sequentially from the second quarter 2012. International operating revenues, which are also included in direct operations, increased 5.1% in the third quarter 2012 compared to the same quarter last year and increased 3.6% sequentially from the second quarter 2012.

The momentum of the second quarter 2012 continued through the end of the third quarter 2012, resulting in much improved earnings per share for both the third quarter and year-to-date periods of 2012 when compared to the same periods in 2011. We continue to focus on our strategic initiatives and expect the benefits of more scalable operations to be sustained. Order counts coming into the third quarter were strong, and continued to be so throughout the quarter, resulting in our 7.3% sequential increase in title operating revenues and much stronger 40.7% increase in title pretax results for the third quarter 2012 when compared to the second quarter 2012. These results underscore our improved operating leverage resulting from a focus on consolidation and cost management of our back office operations as well as an emphasis on increasing remittance rates, improving the quality of our independent title agency network and reducing title claims. We are encouraged by the ongoing improvement in our title loss experience, leading to a reduction in our claims provisioning rate on policies issued in the third quarter.

We continue to experience solid growth in revenues from services provided by our real estate information (REI) segment. This growth in revenues was achieved with no sequential quarterly reduction in margins, as the pretax margin for this segment remained in excess of 30%. Our growth in revenue in the REI segment over the last two quarters has been the result of loss mitigation projects awarded in late 2011 and early 2012. These projects have matured and we expect revenues from them to decline throughout 2013. As the real estate market recovers, the distressed servicing projects will naturally retrench; consequently, the REI segment has developed service offerings and is pursuing contracts to take advantage of the recovery. We expect these service offerings to be more sustainable over market cycles and margins to stabilize in the 20-25% range.

As a percentage of title revenues, title losses were 7.3%, 8.7% and 9.0% in the third quarter 2012, second quarter 2012 and third quarter 2011, respectively. Title losses decreased 1.9% on the 19.9% increase in title operating revenues when compared to the third quarter 2011, including adjustments to certain large claims. As anticipated, our overall loss experience continued to improve relative to prior year periods and was generally in line with our actuarial expectations, which allowed us to lower the overall loss provisioning rate effective with policies issued in the third quarter. Cash claim payments in the third quarter 2012 decreased 20.7% from the third quarter 2011. Losses incurred on known claims decreased 14.7% compared to the third quarter 2011. The decline in cash claim payments and losses incurred on known claims continues a trend noted for several quarters.

CRITICAL ACCOUNTING ESTIMATES

The preparation of the Company’s Consolidated Financial Statements requires management to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures surrounding contingencies and commitments.

Actual results can differ from our accounting estimates. While we do not anticipate significant changes in our estimates, there is a risk that such changes could have a material impact on our consolidated financial condition or results of operations for future periods.

During the nine months ended September 30, 2012, the Company made no material changes to its critical accounting estimates as previously disclosed in Management's Discussion and Analysis in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

Operations. Our business has two main operating segments: title insurance-related services and REI. These segments are closely related due to the nature of their operations and common customers.

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

RESULTS OF OPERATIONS

Comparisons of our consolidated results of operations between the three and nine months ended September 30, 2012 and 2011 follow however, when relevant, we have discussed REI segment’s results separately. Factors contributing to fluctuations in our results of operations are presented in the order of their monetary significance and we have quantified, when necessary, significant changes.

Our statements on home sales and loan activity are based on published industry data from sources including Fannie Mae, the National Association of Realtors®, the Mortgage Bankers Association and Freddie Mac. We also use information from our direct operations.

Operating environment. We are continuing to see benefits in our results of operations from the improving real estate market, particularly in existing home sales. Data as of September 2012 compared with the same period in 2011 indicates annualized sales of existing homes, seasonally adjusted, increased 11.0% and annualized sales of new homes, seasonally adjusted, increased 45.1%. September 2012 existing home sales were at a seasonally adjusted annual rate of 4.8 million versus 4.3 million a year earlier. In addition, median home prices increased 9.6% from the third quarter 2011 and sequentially 2.5% from the second quarter 2012. A 5.0% increase in home prices results in approximately a mid-3% increase in title premiums. Even though interest rates continue to be low by historical standards, general economic conditions conducive to the housing market such as low unemployment and increasing household formation are not present. One-to-four family residential lending increased from an estimated $410 billion in the third quarter 2011 to $417 billion in the second quarter 2012 (most recent actual data available), primarily driven by an estimated $9 billion increase in refinance originations from the third quarter 2011 to the second quarter 2012 (most recent data available).

Three and nine months ended September 30, 2012 compared with three and nine months ended September 30, 2011

Title revenues. Revenues from direct title operations increased $24.7 million, or 15.0% and $58.9 million, or 12.5%, respectively, in the third quarter and first nine months of 2012 compared to the same periods in 2011. Revenues in the third quarter and first nine months of 2012 increased primarily due to the increase in orders closed. The largest increases in revenues in the third quarter 2012 were in Texas, Canada and Utah, partially offset by decreases in New York. The largest revenue increases in the first nine months of 2012 were in Texas, Canada, Utah and Colorado, partially offset by decreases in New York and Nevada. In the third quarter 2012 compared to the third quarter 2011, revenues from commercial and other large transactions increased $2.0 million, or 7.9%. In the first nine months of 2012 compared to the first nine months of 2011, commercial revenues decreased $1.3 million, or $1.7%.

Direct orders closed increased 18.1% and 17.0%, respectively, while the average revenue per file closed decreased 3.0% and 4.1%, respectively, in the third quarter and first nine months of 2012 compared to the same periods in 2011 due to an increase in residential refinancing closings in the same periods. Direct operating revenues, excluding large commercial policies, increased 15.8% and 14.9%, respectively, while the average revenue per closing decreased 2.0% and 1.7% in the third quarter and first nine months of 2012 compared to the same periods in 2011. On average, refinance premium rates are 60% of the title premium revenue of a similarly priced sale transaction.

Revenues from independent agencies increased $53.2 million, or 23.3% and $95.1 million, or 15.0%, respectively, in the third quarter and first nine months of 2012 compared to the same periods in 2011. The largest increases in revenues from independent agencies in the third quarter 2012 were in California, Texas, Pennsylvania and Florida, partially offset by decreases in Minnesota and Maryland. The largest increases in revenues from independent agencies during the first nine months of 2012 were in California, Texas, New York and Florida, partially offset by decreases in Maryland, Minnesota, and Ohio. Revenues from independent agencies net of amounts retained by those agencies increased 24.6% and 16.2% in the third quarter and first nine months of 2012 compared to the same periods in 2011, respectively.

REI revenues. Operating revenues from services provided by the real estate information segment, increased $20.6 million, or 91.6% and $39.6 million or 51.8%, respectively, in the third quarter and first nine months of 2012 compared to the same periods in 2011. The increases were primarily due to lower margin projects awarded in late 2011 and early 2012. As the real estate market recovers, these projects will naturally retrench; consequently, the REI segment has developed service offerings and is pursuing contracts to take advantage of the recovery. However, demand for REI services will continue to be dependent on the number and scale of government programs and lender projects which may result in significant quarterly and annual fluctuations in REI revenues.

Investment income. Investment income decreased $0.6 million, or 14.4%, and $1.8 million, or 15.2%, respectively, in the third quarter and first nine months of 2012 compared to the same periods in 2011, primarily due to decreases in average yield. Certain investment gains and losses, which are included in our results of operations in investment and other gains (losses) – net, were realized as part of the ongoing management of our investment portfolio for the purpose of improving performance.

For the nine months ended 2011, investment and other gains (losses) — net included a $3.9 million charge representing the payoff value on a defaulted third party loan on which we served as guarantor partially offset by realized gains of $2.5 million from the sale of debt instruments available-for-sale.

Retention by agencies. Amounts retained by title agencies are based on agreements between agencies and our title underwriters. On average, amounts retained by independent agencies, as a percentage of revenues generated by them, were 82.3% and 82.5% in the third quarters of 2012 and 2011, respectively, and 82.5% and 82.7% in the first nine months of 2012 and 2011, respectively. The average retention percentage may vary from year-to-year or quarter-to-quarter due to the geographical mix of agency operations, the volume of title revenues and, in some states, laws or regulations. Due to the variety of such laws or regulations, as well as competitive factors, the average retention rate can differ significantly from state to state. Although general conditions in the real estate industry are improving nationwide, the recovery in specific markets has varied considerably. In addition, a high proportion of our independent agencies are in states with retention rates greater than 80% and the markets in those states have recovered relatively faster than the nation as a whole, which has resulted in our average retention percentage remaining in the 82% - 83% range. We expect our average retention rate to remain in this range over the near to medium term. However, we continue to adjust independent agency contracts in an economically sound manner, and we expect the mix of agency business to normalize as real estate markets continue to stabilize nationally resulting in lower average retention percentages in the aggregate.

We began the process of vetting our network of independent agencies several years ago with the emphasis on managing for quality and profitability. Since 2008, our average annual remittance rate per independent agency has increased more than 85% while we have reduced the number of independent agencies in our network by approximately half. Further, the policy loss ratio of our current independent agency network for the trailing twelve months ended September 30, 2012 is less than one-third of its level in the comparable 2008 period.

Employee costs. Our employee costs and certain other operating expenses are sensitive to inflation. Employee costs in the third quarter and first nine months of 2012 increased 20.8% and 13.9%, respectively, from the same periods in 2011. The increase in employee costs for these periods is due to increases in title operating revenues and revenues generated by our REI operations. As a percentage of total operating revenues, however, employee costs declined to 26.9% in the third quarter 2012 from 27.6% in the third quarter 2011 and 27.4% in the second quarter 2012.

In the third quarter and first nine months of 2012, employee costs in the title segment increased 10.9% and 5.3%, respectively, over the same periods in 2011 to support the 19.9% and 14.0% increases in title operating revenues for the same periods. Employee costs in our REI operations increased as expected for the third quarter and first nine months of 2012 as a result of increased staffing requirements to support new contracts awarded in late 2011 and early 2012.

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

In the third quarter and first nine months of 2012 compared to the same periods in 2011, other operating expenses for the combined business segments increased $4.5 million, or 6.7% and $16.4 million, or 8.6%, respectively. Costs fixed in nature decreased $3.4 million, or 10.6%, in the third quarter 2012 primarily due to decreases in insurance and technology costs. For the first nine months of 2012, costs fixed in nature increased $2.9 million, or 3.3%, primarily due to increases in professional fees and technology costs partially offset by declines in rent and other occupancy expenses. The increase in professional fees was primarily attributable to outsourcing the internal audit function in June 2012.

Costs that follow, to varying degrees, changes in transaction volumes and revenues increased $6.8 million, or 29.5% and $12.1 million, or 17.5%, in the third quarter and first nine months of 2012, respectively. The increases in these costs for the third quarter 2012 are primarily due to increases in outside search fees, fee attorney splits, premium taxes and bad debt expense resulting from increased transaction volume and revenues. The increase in these costs for the first nine months of 2012 are primarily due to increases in outside search fees and bad debt expense also resulting from increased transaction volumes and revenues. Costs that fluctuate independently of revenues increased $1.0 million, or 8.6% and $1.4 million, or 4.1%, in the third quarter 2012 and first nine months of 2012, respectively, primarily due to an increase in litigation-related costs.

Title losses. While trending favorably, losses from title policy claims continue to remain higher than historical levels. Provisions for title losses, as a percentage of title revenues, were 7.3% and 9.0% in the third quarter 2012 and 2011, respectively, and 8.3% and 9.2% in the first nine months of 2012 and 2011, respectively, including adjustments to certain large claims.

Cash claim payments in the third quarter and first nine months of 2012 decreased 20.7% and 11.9%, respectively, from the same periods in 2011. Losses incurred on known claims in the third quarter and first nine months of 2012 decreased 14.7% and 14.8%, respectively, from the same periods in 2011. The decline in cash claim payments and losses incurred on known claims continues a trend noted for several quarters. Our overall loss experience continued to improve relative to prior year periods and was generally in line with our actuarial expectations, which allowed us to lower the overall loss provisioning rate effective with policies issued in the third quarter.

Our liability for estimated title losses as of September 30, 2012 comprises both known claims ($137.4 million) and our estimate of claims that may be reported in the future ($378.9 million). The amount of the reserve represents the aggregate future payments (net of recoveries recognized) that we expect to incur on policy and escrow losses and in costs to settle claims.

Income taxes. Our effective tax rates were 6.1% and 23.3% for the third quarter 2012 and 2011 and 14.8% and 93.2% for the first nine months of 2012 and 2011, respectively, based on earnings before taxes and after deducting noncontrolling interests, which when aggregated are $36.9 million and $5.9 million for the third quarter 2012 and 2011 and $55.7 million and $2.8 million for the first nine months of 2012 and 2011, respectively. Income tax expense for the three and nine months ended September 30, 2012 and 2011 consists principally of taxes in foreign jurisdictions for our profitable international operations and of U.S. federal tax on entities not included in our U.S. consolidated return. For the first nine months of 2012 and 2011, income tax expense was partially offset by favorable tax adjustments in our foreign operations. No U.S. federal current income tax expense has been recorded on current year earnings of the Company’s U.S. tax-consolidated subsidiaries due to expected utilization of net operating loss carryforwards and the reversal of valuation allowances that previously had been established against those net operating losses. Remaining valuation allowances will be evaluated for reversal as we return to sustained profitability.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources represent our ability to generate cash flow to meet our obligations to our shareholders, customers (payments to satisfy claims on title policies), vendors, employees, lenders and others. As of September 30, 2012, our cash and investments, including amounts reserved pursuant to statutory requirements, aggregated $698.7 million.

A substantial majority of our consolidated cash and investments as of September 30, 2012 was held by Stewart Title Guaranty Company (Guaranty) and its subsidiaries. The use and investment of these funds, dividends to the holding company, and cash transfers between Guaranty and its subsidiaries and the holding company are subject to certain legal and regulatory restrictions. In general, Guaranty may use its cash and investments in excess of its legally-mandated statutory premium reserve (established in accordance with requirements under Texas law) to fund its insurance operations, including claims payments. Guaranty may also, subject to certain limitations, provide funds to its subsidiaries (whose operations consist principally of field title offices) for their operating and debt service needs.

Guaranty cannot pay a dividend to its parent in excess of certain limits without the approval of the Texas Insurance Commissioner. As of December 31, 2011, the maximum dividend that could be paid in 2012 after such approval in 2012 is $74.4 million. Guaranty did not pay a dividend in the nine months ended September 30, 2012 or 2011. However, the maximum dividend permitted by law is not necessarily indicative of Guaranty’s actual ability to pay dividends, which may be constrained by business and regulatory considerations, such as the impact of dividends on surplus, which could affect its ratings or competitive position, the amount of insurance it can write and its ability to pay future dividends. Further, depending on business and regulatory conditions, we may in the future need to retain cash in Guaranty or even raise cash in the capital markets to contribute to it in order to maintain its ratings or statutory capital position. Such a requirement could be the result of investment losses, reserve charges, adverse operating conditions in the current economic environment or changes in interpretation of statutory accounting requirements by regulators.

Cash held at the parent company totaled $14.6 million at September 30, 2012. As noted above, as a holding company, the parent is funded principally by cash from its subsidiaries in the form of dividends, for operating and other administrative expense reimbursements, and pursuant to intercompany tax sharing agreements. The expense reimbursements are paid in accordance with the management agreements among us and our subsidiaries. As the parent company conducts no operations apart from its wholly-owned subsidiaries, the discussion below focuses on consolidated cash flows.

	For the Nine Months Ended September 30,
	2012	2011
	(dollars in millions)
Net cash provided (used) by operating activities	56.8	(4.9)
Net cash used by investing activities	(10.6)	(23.0)
Net cash used by financing activities	(11.5)	(2.6)

Operating activities

Our principal sources of cash from operations are premiums on title policies and revenue from title service-related transactions, mortgage service support and REO related services. Our independent agencies remit cash to us net of their contractual retention. Our principal cash expenditures for operations are employee costs, operating costs and title claims payments.

Cash provided by operations for the first nine months of 2012 was $56.8 million, an improvement of $61.7 million from the $4.9 million used by operations during the same period in 2011. This improvement is primarily related to the $50.0 million increase in pretax earnings when comparing the same periods, along with a $17.2 million improvement in cash paid for claims for the same periods. This improvement is partially offset by a $14.6 million increase in receivables relating primarily to the increase in revenues in our REI servicing support and REO related businesses. We expect to collect these receivables during the fourth quarter 2012.

Our business is labor intensive, although we continue to make progress in automating our services, which allows us to more easily adjust staffing levels as order volumes fluctuate. There are typically delays between changes in market conditions and changes in staffing levels; therefore, employee costs do not change at the same rate as revenues change.

The insurance regulators of the states in which our underwriters are domiciled require our statutory premium reserves to be fully funded, segregated and invested in high-quality securities and short-term investments. As of September 30, 2012, cash and investments funding the statutory premium reserve aggregated $443.2 million and our statutory estimate of claims that may be reported in the future totaled $378.9 million. In addition to this restricted cash and investments, we had unrestricted cash and investments (excluding equity method investments) of $136.4 million, which are available for underwriter operations, including claims payments.

Investing activities

Cash from investing activities was generated principally by proceeds from investments matured and sold in the amounts of $134.5 million and $172.8 million for the first nine months of 2012 and 2011, respectively. We used cash for the purchases of investments in the amounts of $138.7 million and $170.0 million for the first nine months of 2012 and 2011, respectively. The cash from sales and maturities not reinvested was used principally to fund operations.

Capital expenditures were $14.1 million and $13.8 million for the first nine months of 2012 and 2011, respectively. We maintain investment in capital expenditures at a level that enables us to implement technologies for increasing our operational and back-office efficiencies. Notwithstanding this, we also continue to aggressively manage cash flow and, therefore, overall capital spending will continue to be at relatively reduced levels. During the first nine months of 2012, we sold assets and subsidiaries resulting in cash receipts of $7.1 million.

In 2011, we paid $8.3 million for acquisitions and $3.9 million in satisfaction of a loan guaranty obligation on a defaulted third-party loan.

Financing activities and capital resources

Total debt and stockholders’ equity were $71.1 million and $524.7 million, respectively, as of September 30, 2012. Included in total debt are $64.6 million of convertible senior notes, which mature October 2014, if not converted into shares of common stock. We repaid $5.2 million and $4.7 million of debt in accordance with the underlying terms of the debt instruments in the first nine months of 2012 and 2011, respectively. We also have available a $10.0 million bank line of credit commitment, which expires in June 2013, under which no borrowings were outstanding at September 30, 2012. In the third quarter 2011, we added $6.0 million in bank debt due in July 2016 to partially fund the acquisition of PMH Financial.

Effect of changes in foreign currency rates

The effect of changes in foreign currency rates on the consolidated statements of cash flows was a net increase in cash and cash equivalents of $2.2 million for the first nine months of 2012 compared to a net decrease of $0.8 million for the first nine months of 2011. Our principal foreign operating unit is in Canada, and, on average, the value of the U.S. dollar relative to the Canadian dollar decreased during the first quarter 2012 but increased to the December 2011 level during the second and third quarter 2012.

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

Contingent liabilities and commitments. See discussion of contingent liabilities and commitments in Note 7 to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Report.

Other comprehensive earnings. Unrealized gains and losses on investments and changes in foreign currency exchange rates are reported net of deferred taxes in accumulated other comprehensive earnings, a component of stockholders’ equity, until realized. For the nine months ended September 30, 2012, net unrealized investment gains of $8.3 million, which increased our other comprehensive earnings, were primarily related to temporary increases in fair market values of corporate bond investments. For the nine months ended September 30, 2011, net unrealized investment gains of $9.9 million, which increased our other comprehensive earnings, were primarily related to temporary increases in fair market values of corporate and government bond investments. Changes in foreign currency exchange rates, primarily related to our Canadian operations, increased our other comprehensive earnings by $4.0 million for the nine months ended September 30, 2012 and decreased other comprehensive earnings by $3.5 million, net of taxes, for the same period in the prior year.

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

There have been no material changes during the quarter ended September 30, 2012 in our investment strategies, types of financial instruments held or the risks associated with such instruments that would materially alter the market risk disclosures made in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4.	Controls and Procedures

Our principal executive officer and principal financial officer are responsible for establishing and maintaining disclosure controls and procedures. They evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2012, and have concluded that, as of such date, our disclosure controls and procedures are adequate and effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). Our internal control over financial reporting is a process, under the supervision of our principal executive officer and principal financial officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on this assessment, management believes that, as of September 30, 2012, our internal control over financial reporting is effective based on those criteria.

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

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As a result, no corrective actions were required or undertaken.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

See discussion of legal proceedings in Note 9 to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Report, which is incorporated by reference into this Part II, Item 1, as well as Item 3. Legal Proceedings, in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 1A.	Risk Factors

There have been no changes during the quarter ended September 30, 2012 to our risk factors as listed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 5.	Other Information

We had a book value per share of $27.11 and $24.01 as of September 30, 2012 and December 31, 2011, respectively. As of September 30, 2012, our book value per share was based on approximately $524.7 million in stockholders’ equity and 19,352,905 shares of Common and Class B Common Stock outstanding. As of December 31, 2011, our book value per share was based on approximately $463.5 million in stockholders’ equity and 19,303,844 shares of Common and Class B Common Stock outstanding.

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

November 2, 2012
Date
Stewart Information Services Corporation
Registrant
	By:	/s/ J. Allen Berryman
J. Allen Berryman, Chief Financial Officer, Secretary, Treasurer and Principal Financial Officer

INDEX TO EXHIBITS

Exhibit

3.1		-	Amended and Restated Certificate of Incorporation of the Registrant, dated May 1, 2009 (incorporated by reference in this report from Exhibit 3.1 of the Current Report on Form 8-K filed May 5, 2009)

3.2		-	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant, dated April 30, 2010 (incorporated by reference in this report from Exhibit 3.2 of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010)

3.3		-	Amended and Restated By-Laws of the Registrant, as of January 17, 2012 (incorporated by reference in this report from Exhibit 3.1 of the Current Report on Form 8-K filed January 20, 2012)

4.1		-	Rights of Common and Class B Common Stockholders (incorporated by reference to Exhibits 3.1 and 3.2 hereto)

4.2		-	Indenture related to 6.0% Convertible Senior Notes due 2014, dated as of October 15, 2009, by and between the Registrant, the Guarantors party thereto, and Wells Fargo Bank, N.A., as trustee (incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K filed October 15, 2009)

4.3		-	Form of 6.0% Convertible Senior Note due 2014 (incorporated by reference from Exhibit 4.2 to the Current Report on Form 8-K filed October 15, 2009)

10.1		-	Employment Agreement entered into as of October 1, 2012 and effective as of January 1, 2012, by and between Stewart Information Services Corporation and Matthew W. Morris (incorporated by reference in this report from Exhibit 10.1 of the Current Report on Form 8-K filed October 5, 2012)

10.2		-	Employment Agreement entered into as of October 1, 2012 and effective as of January 1, 2012, by and between Stewart Information Services Corporation and Joseph Allen Berryman (incorporated by reference in this report from Exhibit 10.2 of the Current Report on Form 8-K filed October 5, 2012)

31.1	*	-	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	-	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	-	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	-	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	**	-	XBRL Instance Document

101.SCH	**	-	XBRL Taxonomy Extension Schema Document

101.CAL	**	-	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit

101.DEF	**	-	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	**	-	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	**	-	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.