Form 10-K
period 2012-12-31
STEWART INFORMATION SERVICES CORP
filed 2013-03-06
CIK 94344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the Common Stock (based upon the closing sales price of the Common Stock of Stewart Information Services Corporation, as reported by the NYSE on June 30, 2012) held by non-affiliates of the Registrant was approximately $280,935,000.

At March 1, 2013, the following shares of each of the registrant’s classes of stock were outstanding:

Common, $1 par value	20,045,307
Class B Common, $1 par value	1,050,012

Documents Incorporated by Reference

Portions of the definitive proxy statement (the Proxy Statement), relating to the annual meeting of the registrant’s stockholders to be held May 3, 2013, are incorporated by reference in Part III of this document.

FORM 10-K ANNUAL REPORT

YEAR ENDED DECEMBER 31, 2012

As used in this report, “we,” “us,” “our,” the “Company” and “Stewart” mean Stewart Information Services Corporation and our subsidiaries, unless the context indicates otherwise.

PART I

Item 1. Business

We are a Delaware corporation formed in 1970. We and our predecessors have been engaged in the title business since 1893.

Stewart Information Services Corporation (NYSE-STC) is a customer-focused, global title insurance and real estate services company offering products and services through our direct operations, network of approved agencies and other companies within the Stewart family. Stewart provides these services to homebuyers and sellers; residential and commercial real estate professionals; mortgage lenders and servicers; title agencies and real estate attorneys; home builders; and United States and foreign governments. Stewart also provides loan origination and servicing support; loan review services; loss mitigation; REO asset management; home and personal insurance services; and technology to streamline the real estate process.

Our international division delivers products and services protecting and promoting private land ownership worldwide. Currently, our primary international operations are in Canada, the United Kingdom, Central Europe, Central America and Australia.

We report our business in three segments: title insurance and related services, mortgage services and corporate. The financial information related to these segments is discussed in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 20 to our audited consolidated financial statements.

Title Insurance Services

Title insurance and related services (title segment) include the functions of searching, examining, closing and insuring the condition of the title to real property. The title segment also includes certain ancillary services provided for tax-deferred exchanges and home and personal insurance services.

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

Title insurance is substantially different from other types of insurance. Fire, auto, health and life insurance protect against future losses and events. In contrast, title insurance insures against losses from past events and seeks to protect the public by eliminating covered risks through the examination and settlement process. In essence, a title insurance policy provides a warranty to the policyholder that the title to the property is free from defects that might impair ownership rights. Most other forms of insurance provide protection for a limited period of time and, hence the policy must be periodically renewed. Title insurance, however, is issued for a one-time premium and the policy provides protection for as long as the owner owns the property or has liability in connection with the property. Also, a title insurance policy does not have a finite contract term, whereas most other lines of insurance have a definite beginning and ending date for coverage. Although a title insurance policy provides protection as long as the owner owns the property being covered, the title insurance company generally does not have information about which policies are still effective. Most other lines of insurance receive periodic premium payments and policy renewals thereby allowing the insurance company to know which policies are effective.

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

Experience shows that most policy claims and claim payments are made in the first six years after the policy has been issued, although claims can also be incurred and paid many years later. By their nature, claims are often complex, vary greatly in dollar amounts and are affected by economic and market conditions and the legal environment existing at the time claims are processed.

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

Estimating future title loss payments is challenging because of the complex nature of title claims, the length of time over which claims are paid, the significantly varying dollar amounts of individual claims and other factors. Estimated provisions for current year policy losses are charged to income in the same year the related premium revenues are recognized. The amounts provided for policy losses are based on reported claims, historical loss payment experience, title industry averages and the current legal and economic environment. Actual loss payment experience relating to policies issued in previous years, including the impact of large losses, is the primary reason for increases or decreases in our loss provision.

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

Selected information from the U.S. Department of Housing and Urban Development and National Association of Realtors® for the U.S. real estate industry follows (2012 figures are preliminary and subject to revision):

	2012	2011	2010
New home sales – in millions	0.37	0.30	0.32
Existing home sales – in millions	4.65	4.26	4.19
Existing home sales – median sales price in $ thousands	176.6	166.1	172.9

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

The financial strength and stability of the title underwriter are important factors in maintaining and increasing our agency network. We are rated as investment grade by the title industry’s leading rating companies. Our principal underwriter, Stewart Title Guaranty Company (Guaranty) is currently rated “A” by Demotech, Inc., BBB+ by Fitch, B++ by A. M. Best and B- by Kroll Bond Rating Agency.

Market share. Title insurance statistics are compiled quarterly by the title industry’s national trade association. Based on 2012 unconsolidated statutory net premiums written through September 30, 2012, Guaranty is one of the leading title insurers in the United States.

Our principal competitors are Fidelity National Financial, Inc. (which includes Fidelity National Title Insurance Company, Chicago Title Insurance Company, Commonwealth Land Title Insurance Company, and Alamo Title Insurance), Old Republic Title Insurance Group, which includes Old Republic National Title Insurance Company, and The First American Corporation, which includes First American Title Insurance Company. Like most title insurers, we also compete with abstractors, attorneys who issue title opinions and attorney-owned title insurance funds. A number of homebuilders, financial institutions, real estate brokers and others own or control title insurance agencies, some of which issue policies underwritten by Guaranty.

Title insurance revenues by geographic location. The approximate amounts and percentages of our consolidated title operating revenues were:

	Amounts ($ millions)			Percentages
	2012	2011	2010	2012	2011	2010
Texas	299	247	244	17	16	16
California	204	181	203	12	12	13
New York	190	165	136	11	11	9
International	117	109	98	7	7	6
Florida	71	58	71	4	4	5
All others	845	745	788	49	50	51

	1,726	1,505	1,540	100	100	100

Regulations. Title insurance companies are subject to comprehensive state regulations covering premium rates, agency licensing, policy forms, trade practices, reserve requirements, investments and the transfer of funds between an insurer and its parent or its subsidiaries and any similar related party transactions. Kickbacks and similar practices are prohibited by most state and federal laws.

Mortgage Services

Our mortgage services segment includes a diverse group of products and services provided to multiple markets. These services are provided principally through our Stewart Lender Services (SLS), PropertyInfo® Corporation and Stewart Government Services businesses.

SLS offers origination support, loss mitigation, default, and post-closing services to residential mortgage lenders, servicers and investors. Loss mitigation products include loan modification, loan review, loan default and REO asset recovery services. SLS also offers outsourcing solutions for post-closing and servicing support to lenders.

PropertyInfo® Corporation offers technology that a title business requires. PropertyInfo® offers a production system, AIM+™, along with web-based search tools designed to increase the processing speed of title examinations by connecting all aspects of the title examination process to proprietary title information databases and to public land and court record information sources.

Factors affecting revenues. As in the title segment, mortgage services revenues, particularly those generated by lender services, are closely related to the level of activity in the real estate market, including the volume of foreclosure or other distressed property activity. Revenues related to many services are generated on a project basis.

Companies that compete with our mortgage services companies vary across a wide range of industries. In the mortgage-related products and services area, competitors include the major title insurance underwriters mentioned under “Title – Market share” as well as other real estate technology and business process outsourcing providers. In some cases the competitor may be the customer itself. For example, certain services offered by SLS can be, or historically have been, performed by internal departments of large mortgage lenders.

Customers. Customers for our mortgage services products and services primarily include mortgage lenders and servicers, mortgage brokers, mortgage investors and government entities.

Many of the services and products offered by our mortgage services segment are used by professionals and intermediaries who have been retained to assist consumers with the sale, purchase, mortgage, transfer, recording and servicing of real estate-related transactions. To that end, timely and accurate services are critical to our customers since these factors directly affect the service they provide to their customers. Financial strength, marketplace presence and reputation as a technology innovator are important factors in attracting new business.

Corporate

The corporate segment consists of the expenses of the parent holding company and certain other corporate overhead expenses not allocated to the lines of business. We periodically review our allocation models and may make adjustments to the amounts charged to the business units as deemed appropriate. Underwriter investment income is recorded in the corporate segment.

General

Internal Technology. Our internally developed title production technology, is increasing productivity in our core title business, while reducing the time involved in the real estate closing process for lenders, real estate professionals and consumers.

Trademarks. We have developed numerous automated products and processes that are crucial to both our title and mortgage services segments. These systems automate most facets of the real estate transaction. Among these trademarked products and processes are AIM+™, E-Title®, PropertyInfo®, SureClose®, TitleSearch®, eClosingRoomTM and Virtual Underwriter®. We consider these trademarks, which are perpetual in duration, to be important to our business.

Employees. As of December 31, 2012, we employed approximately 6,300 people. We consider our relationship with our employees to be good.

Available information. We file annual, quarterly and other reports and information with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934, as amended (Exchange Act). You may read and copy any material that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain additional information about the Public Reference Room by calling the SEC at (800) SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and other information statements, and other information regarding issuers that file electronically with the SEC.

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

Transfer agent. Our transfer agent is Computershare, which is located at 250 Royall St., Canton, MA, 02021. Its phone number is (888) 478-2392 and website is www.computershare.com.

CEO and CFO Certifications. The CEO and CFO certifications required under Section 302 of the Sarbanes-Oxley Act are filed as exhibits to our 2012 Form 10-K. Stewart Information Services Corporation submitted a Section 12(a) CEO Certification to the New York Stock Exchange in 2012.

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

The demand for our title insurance-related and mortgage services offerings depends in large part on the volume of residential and commercial real estate transactions. The volume of these transactions historically has been influenced by such factors as mortgage interest rates, availability of financing and the overall state of the economy. Typically, when interest rates are increasing or when the economy is experiencing a downturn, real estate activity declines. As a result, the title insurance industry tends to experience decreased revenues and earnings. Increases in interest rates also may have an adverse impact on our bond portfolio and the amount of interest we pay on our floating-rate bank debt.

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

Estimating future loss payments is difficult, and our assumptions about future losses may prove inaccurate. Provisions for policy losses on policies written within a given year are charged to income in the same year the related premium revenues are recognized. The amounts provided are based on reported claims, historical loss payment experience, title industry averages and the current legal and economic environment. Losses that are higher than anticipated are an indication that total losses for a given policy year may be higher than originally calculated. Changes in the total estimated future loss for prior policy years are recorded in the period in which the estimate changes. Claims are often complex and involve uncertainties as to the dollar amount and timing of individual payments. Claims are often paid many years after a policy is issued. From time-to-time, we experience large losses, including losses from independent agency defalcations, from title policies that have been issued or worsening loss payment experience, any of which may require us to increase our title loss reserves. These events are unpredictable and adversely affect our earnings. Provisions for strengthening policy loss reserves were $4.8 million for the year ended 2010.

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

As a result of our past history of operating losses, we may not be able to obtain, on acceptable terms, the financing necessary to fund our operations or initiatives. However, we expect that cash flows from operations and cash available from our underwriters, subject to regulatory restrictions, will be sufficient to fund our operations, pay our claims and fund initiatives. To the extent that these funds are not sufficient, we may be required to borrow funds on less favorable terms or seek funding from the equity market, which may be on terms that are dilutive to existing shareholders.

A downgrade of our underwriters by rating agencies may reduce our revenues.

Ratings are a significant component in determining the competitiveness of insurance companies. Our principal underwriter, Guaranty is currently rated “A” by Demotech, Inc., BBB+ by Fitch, B++ by A. M. Best and B- by Kroll Bond Rating Agency. Guaranty has historically been highly rated by the rating agencies that cover us. These ratings are not credit ratings. Instead, the ratings are based on quantitative, and in some cases qualitative, information and reflect the conclusions of the rating agencies with respect to our financial strength, results of operations and ability to pay policyholder claims. Our ratings are subject to continual review by the rating agencies and we cannot be assured that our current ratings will be maintained. If our ratings are downgraded from current levels by the rating agencies, our ability to retain existing customers and develop new customer relationships may be negatively impacted, which could result in an adverse impact on our results of operations.

Our insurance subsidiaries must comply with extensive government regulations. These regulations could adversely affect our ability to increase our revenues and operating results.

The Consumer Financial Protection Bureau (CFPB) is charged with protecting consumers by enforcing Federal consumer protective laws and regulations. The CFPB is an independent unit inside, and funded by, the United States Federal Reserve System. Its jurisdiction includes banks, credit unions, securities firms, payday lenders, mortgage servicing operations, foreclosure relief services, debt collectors and other financial companies. The nature and extent of these regulations include, but are not limited to:

•	conducting rule-making, supervision, and enforcement for Federal consumer protection laws;

•	restricting unfair, deceptive, or abusive acts or practices;

•	taking consumer complaints;

•	promoting financial education;

•	researching consumer behavior;

•	monitoring financial markets for new risks to consumers; and

•	enforcing laws that outlaw discrimination and other unfair treatment in consumer finance.

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

We may also be subject to additional federal regulations prescribed by legislation such as the Dodd-Frank Act or by regulations issued by the Department of Labor.

Changes in regulations may adversely affect us. In addition, state regulators perform periodic examinations of insurance companies, which could result in increased compliance or litigation expenses.

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

We are a holding company and our principal assets are our insurance underwriting subsidiaries. Consequently, we may depend on receiving sufficient dividends from our insurance subsidiaries to meet our debt service obligations and to pay our operating expenses and dividends to our stockholders. The insurance statutes and regulations of some states require us to maintain a minimum amount of statutory capital and restrict the amount of dividends that our insurance subsidiaries may pay to us. Guaranty is a wholly owned subsidiary of Stewart and the principal source of our cash flow. In this regard, the ability of Guaranty to pay dividends to us is dependent on the approval of the Texas Insurance Commissioner. As of December 31, 2012, under Texas insurance law, Guaranty could pay dividends or make distributions of up to $85.8 million in 2013 after approval of the Texas Insurance Commissioner. However, Guaranty voluntarily restricts dividends to us so that it can grow its statutory surplus, maintain liquidity at competitive levels and maintain its high ratings. Guaranty did not pay a dividend in any of the three years ended December 31, 2012 and does not anticipate paying a dividend in 2013.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease under a non-cancelable operating lease expiring in 2016 approximately 242,000 square feet in an office building in Houston, Texas, which is used for our corporate offices and for offices of several of our subsidiaries. In addition, we lease offices at approximately 495 additional locations that are used for branch offices, production, administrative and technology centers. These additional locations include significant leased facilities in Austin, Los Angeles, New York, Dallas, Toronto, San Diego and Denver.

Our leases expire from 2013 through 2021 and have an average term of four years, although our typical lease term ranges from three to five years. We believe we will not have any difficulty obtaining renewals of leases as they expire or, alternatively, leasing comparable properties. The aggregate annual rent expense under all leases was approximately $39.1 million in 2012.

We also own several office buildings located in Arizona, Colorado, New York and Texas. These owned properties are not material to our consolidated financial condition. We consider all buildings and equipment that we own or lease to be well maintained, adequately insured and generally sufficient for our purposes.

Item 3. Legal Proceedings

See discussion of legal proceedings in Note 19 to the Consolidated Financial Statements included in Item 15 of Part IV of this Report, which is incorporated by reference into this Part I, Item 3 of this Annual Report on Form 10-K for the year ended December  31, 2012.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issue Purchases of Equity Securities

Our Common Stock is listed on the New York Stock Exchange (NYSE) under the symbol “STC”. The following table sets forth the high and low sales prices of our Common Stock for each fiscal period indicated, as reported by the NYSE.

	High	Low
2012:
First quarter	$14.27	$11.54
Second quarter	16.28	12.99
Third quarter	20.85	13.19
Fourth quarter	28.35	19.95
2011:
First quarter	$12.74	$10.00
Second quarter	11.13	9.25
Third quarter	11.02	8.31
Fourth quarter	12.16	8.13

As of March 1, 2013, the number of stockholders of record was approximately 6,400 and the price of one share of our Common Stock was $23.64.

The Board of Directors declared an annual cash dividend of $0.10 and $0.05 per share payable December 28, 2012 and December 29, 2011, respectively, to Common stockholders of record on December 14, 2012 and December 15, 2011, respectively. Our certificate of incorporation provides that no cash dividends may be paid on our Class B Common Stock.

We had a book value per share of $29.91 and $24.01 at December 31, 2012 and 2011, respectively. As of December 31, 2012, book value per share was based on approximately $580.4 million in stockholders’ equity and 19,403,765 shares of Common and Class B Common Stock outstanding, excluding the effects of possible conversion of senior convertible notes into common shares. As of December 31, 2011, book value per share was based on approximately $463.5 million in stockholders’ equity and 19,303,844 shares of Common and Class B Common Stock outstanding, excluding the effects of possible conversion of senior convertible notes into common shares.

Performance graph

The following graph compares the yearly percentage change in our cumulative total stockholder return on Common Stock with the cumulative total return of the Russell 2000 Index and the Russell 2000 Financial Services Sector Index for the five years ended December 31, 2012. The graph assumes that the value of the investment in our Common Stock and each index was $100 at December 31, 2007 and that all dividends were reinvested.

	2007	2008	2009	2010	2011	2012
Stewart	100.00	90.42	43.61	44.77	45.04	101.79
Russell 2000	100.00	66.21	84.20	106.81	102.35	119.04
Russell 2000 Financial Services Sector	100.00	74.88	74.82	90.06	87.46	106.39

The performance graph above and the related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

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

	2012	2011	2010	2009	2008
	($ millions, except share and per share data)
Total revenues	1,910.4	1,634.9	1,672.4	1,707.3	1,555.3
Title operating revenues	1,726.2	1,505.0	1,540.5	1,610.0	1,507.2
Mortgage services revenues	162.8	112.1	91.7	69.1	47.2
Investment income	13.8	15.5	18.4	20.8	29.1
Investment gains (losses)	7.6	2.3	21.8	7.4	(28.2)
Title loss provisions	140.0	142.1	148.4	182.8	169.4
% title operating revenues	8.1	9.4	9.6	11.3	11.2
Pretax earnings (loss)(1)	89.3	18.0	2.9	(62.2)	(237.5)
Net earnings (loss) attributable to Stewart	109.2	2.3	(12.6)	(51.0)	(247.5)
Cash provided (used) by operations	120.5	23.4	41.2	(17.0)	(104.8)
Total assets	1,291.2	1,156.1	1,141.2	1,369.2	1,448.4
Long-term debt	71.2	76.2	71.2	67.8	71.3
Stockholders’ equity	580.4	463.5	448.3	462.1	501.2
Per share data:
Average shares – dilutive (millions)	24.4	19.1	18.3	18.2	18.1
Basic earnings (loss) attributable to Stewart	5.66	0.12	(0.69)	(2.80)	(13.68)
Diluted earnings (loss) attributable to Stewart	4.61	0.12	(0.69)	(2.80)	(13.68)
Cash dividends	0.10	0.05	0.05	0.05	0.10
Stockholders’ equity	29.91	24.01	24.40	25.34	27.63
Market price:
High	28.35	12.74	14.93	23.75	36.42
Low	11.54	8.13	7.80	8.45	5.67
Year end	26.00	11.55	11.53	11.28	23.49

(1)	Pretax figures are before noncontrolling interests

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S OVERVIEW

For the year ended December 31, 2012, net earnings attributable to Stewart of $109.2 million, or $4.61 per diluted share, represent an improvement of $106.8 million over the same period in 2011. Our strong operating results in 2012 allowed us to release in the fourth quarter $36.6 million ($1.50 per diluted share) of a tax asset valuation allowance (originally established in 2008), representing that portion of the allowance that had not been previously utilized to offset taxable income. The remaining valuation allowance of $12.1 million relates primarily to foreign tax credit carryforwards.

Total revenues in 2012 were $1.9 billion, an increase of 16.9 percent from $1.6 billion in 2011. Revenues from our title segment operations increased 14.6 percent, to $1.7 billion in 2012. Revenues from services provided by our mortgage services segment increased 44.0 percent to $178.0 million in 2012 from $123.6 million in 2011.

Cash provided by operations improved substantially in 2012 to $120.5 million compared to $23.4 million in 2011.

Mortgage services pretax earnings increased 45.7 percent to $48.6 million in 2012 compared to $33.4 million in 2011. The offerings in our mortgage services segment continue to expand, with new projects within the broad category of servicing support helping drive the increase in revenues over the last two quarters. As the real estate market recovers, the distressed servicing projects naturally retrench, and new service offerings have been introduced which allow our customers to outsource various other aspects of their servicing operations to us. Our focus is on providing mortgage process outsourcing services which are high-quality, flexible, and responsive. We expect these service offerings to be more sustainable over market cycles.

2012 title losses as a percentage of title revenues declined to 8.1 percent from 9.4 percent in 2011. Title losses, including adjustments to certain large claims in both periods, decreased 1.5 percent on the 14.7 percent increase in title operating revenues when compared to 2011. Our overall loss experience continued to improve relative to prior year periods and was in line with our actuarial expectations, which allowed us to maintain the lower loss provisioning rate adopted effective with policies issued in the third quarter 2012. Cash claim payments decreased 7.7 percent compared to 2011. Losses incurred on known claims decreased 12.2 percent compared to 2011. The decline in cash claim payments and losses incurred on known claims continues a trend noted for several quarters.

CRITICAL ACCOUNTING ESTIMATES

Actual results can differ from our accounting estimates. While we do not anticipate significant changes in our estimates, there is a risk that such changes could have a material impact on our consolidated financial condition or results of operations for future periods.

Title loss reserves

Our most critical accounting estimate is providing for title loss reserves. Our liability for estimated title losses as of December 31, 2012 comprises both known claims ($137.9 million) and our estimate of claims that may be reported in the future ($382.5 million). The amount of the reserve represents the aggregate, non-discounted future payments (net of recoveries) that we expect to incur on policy and escrow losses and in costs to settle claims.

Provisions for title losses, as a percentage of title operating revenues, were 8.1%, 9.4% and 9.6% for the years ended December 31, 2012, 2011 and 2010, respectively. Actual loss payment experience, including the impact of large losses, is the primary reason for increases or decreases in our loss provision. A change of 100 basis points in this percentage, a reasonably likely scenario based on our historical loss experience, would have increased or decreased our provision for title losses and pretax operating results approximately $17.3 million for the year ended December 31, 2012.

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

At each quarter end, our recorded reserve for title losses begins with the prior period’s reserve balance for claim losses, adds the current period provision to that balance and subtracts actual paid claims, resulting in an amount that our management compares to its actuarially-based calculation of the ending reserve balance necessary to provide for future title losses. The actuarially-based calculation is a paid loss development calculation where loss development factors are selected based on company data and input from our third-party actuaries. We also obtain input from third-party actuaries in the form of a reserve analysis utilizing generally accepted actuarial methods. While we are responsible for determining our loss reserves, we utilize this actuarial input to assess the overall reasonableness of our reserve estimation. If our recorded reserve amount is within a reasonable range (+/- 4.0%) of our actuarially-based reserve calculation and the actuary’s point estimate, but not at the point estimate, our management assesses the major factors contributing to the different reserve estimates in order to determine the overall reasonableness of our recorded reserve, as well as the position of the recorded reserves relative to the point estimate and the estimated range of reserves. The major factors considered can change from period to period and include items such as current trends in the real estate industry (which management can assess although there is a time lag in the development of this data for use by the actuary), the size and types of claims reported and changes in our claims management process. If the recorded amount is not within a reasonable range of our third-party actuary’s point estimate, we will adjust the recorded reserves in the current period and reassess the provision rate on a prospective basis. Once our reserve for title losses is recorded, it is reduced in future periods as a result of claims payments and may be increased or reduced by revisions to our estimate of the overall level of required reserves.

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

Internal controls relating to independent agencies include, but are not limited to, pre-signing and periodic audits, site visits and reconciliations of policy inventories and premiums. The audits and site visits cover examination of the escrow account bank reconciliations and an examination of a sample of closed transactions. In some instances, the scope of our review is limited by attorney agencies that cite client confidentiality. Certain states have mandated annual reviews of all agencies by their underwriter. We also determine whether our independent agencies have appropriate internal controls as defined by the American Land Title Association and us. However, even with adequate internal controls in place, their effectiveness can be circumvented by collusion or improper override of the controls by management at the independent agencies. To aid in the selection of independent agencies to review, we have developed an agency risk model that aggregates data from different areas to identify possible problems. This is not a guarantee that all independent agencies with deficiencies will be identified. In addition, we are typically not the only underwriter for which an independent agency issues policies, and independent agencies may not always provide complete financial records for our review.

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

Our accruals for revenues on unreported policies from agencies were not material to our consolidated assets or stockholders’ equity as of December 31, 2012 and 2011. The differences between the amounts our agencies have subsequently reported to us compared to our estimated accruals are substantially offset by any differences arising from prior years’ accruals and have been immaterial to consolidated assets and stockholders’ equity during each of the three prior years. We believe our process provides the most reliable estimate of the unreported revenues on policies and appropriately reflects the trends in agency policy activity.

Goodwill and other long-lived assets

Our evaluation of goodwill is normally completed annually in the third quarter using June 30 balances, but an evaluation may also be made whenever events may indicate impairment. This evaluation is based on a combination of a discounted cash flow analysis (DCF) and market approaches that incorporate market multiples of comparable companies and our own market capitalization. The DCF model utilizes historical and projected operating results and cash flows, initially driven by estimates of changes in future revenue levels, and risk-adjusted discount rates. Our projected operating results are primarily driven by anticipated mortgage originations, which we obtain from projections by industry experts. Fluctuations in revenues, followed by our ability to appropriately adjust our employee count and other operating expenses, or large and unanticipated adjustments to title loss reserves, are the primary reasons for increases or decreases in our projected operating results. Our market-based valuation methodologies utilize (i) market multiples of earnings and/or other operating metrics of comparable companies and (ii) our market capitalization and a control premium based on market data and factors specific to our ownership and corporate governance structure (such as our Class B Common Stock). To the extent that our future operating results are below our projections, or in the event of adverse market conditions, an interim review for impairment may be required, which may result in an impairment of goodwill.

We evaluate goodwill based on five reporting units (direct operations, agency operations, international operations, mortgage services and corporate). Goodwill is assigned to these reporting units at the time the goodwill is initially recorded. Once assigned to a reporting unit, the goodwill is pooled and no longer attributable to a specific acquisition. All activities within a reporting unit are available to support the carrying value of the goodwill.

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

Based on these evaluations, we estimate and expense to current operations any loss in value of these assets. As part of our process, we have an option to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we decide not to use a qualitative assessment or if we fail the qualitative assessment, then we obtain input from third-party appraisers regarding the fair value of our reporting units. While we are responsible for assessing whether an impairment of goodwill exists, we utilize the input from third-party appraisers to assess the overall reasonableness of our conclusions. We utilized a qualitative assessment for our annual goodwill impairment test and, based on our analysis, determined it was not more-likely-than-not that the fair value of our reporting units were less than their carrying amounts as of June 30, 2012. There were no impairment charges for goodwill or material impairment charges for other long-lived assets during the three years ended December 31, 2012.

Operations. Our business has three main operating segments: title insurance and related services, mortgage services and corporate.

Our primary business is title insurance and settlement-related services. We close transactions and issue title policies on homes, commercial and other real properties located in all 50 states, the District of Columbia and international markets through policy-issuing offices and agencies. We also provide loan origination and servicing support; loan review services; loss mitigation; REO asset management; home and personal insurance services; and technology to streamline the real estate process.

Factors affecting revenues. The principal factors that contribute to changes in operating revenues for our title and mortgage services segments include:

•	mortgage interest rates;

•	availability of mortgage loans;

•	ability of potential purchasers to qualify for loans;

•	inventory of existing homes available for sale;

•	ratio of purchase transactions compared with refinance transactions;

•	ratio of closed orders to open orders;

•	home prices;

•	volume of distressed property transactions;

•	consumer confidence;

•	demand by buyers;

•	number of households;

•	premium rates;

•	market share;

•	opening of new offices and acquisitions;

•	number of commercial transactions, which typically yield higher premiums;

•	government or regulatory initiatives, including tax incentives; and

•	number of REO and foreclosed properties and related debt.

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

Industry data. Published mortgage interest rates and other selected residential data for the years ended December 31, 2012, 2011 and 2010 follow (amounts shown for 2012 are preliminary and subject to revision). The amounts below may not relate directly to or provide accurate data for forecasting our operating revenues or order counts.

Our statements on home sales, mortgage interest rates and loan activity are based on published industry data from sources including Fannie Mae, the National Association of Realtors®, the Mortgage Bankers Association and Freddie Mac.

	2012	2011	2010
Mortgage interest rates (30-year, fixed-rate) – %
Averages for the year	3.66	4.46	4.69
First quarter	3.92	4.85	5.00
Second quarter	3.80	4.66	4.91
Third quarter	3.55	4.31	4.45
Fourth quarter	3.36	4.01	4.41
Mortgage originations – $ billions	1,921	1,496	1,701
Refinancings – % of originations	73.0	65.7	67.9
New home sales – in millions	0.37	0.30	0.32
Existing home sales – in millions	4.65	4.26	4.19
Existing home sales – median sales price in $ thousands	176.6	166.1	172.9

The real estate market experienced increasing home prices in 2012 and is expected to provide an increasing contribution to GDP in 2013 and in coming years. Recent data indicate that the housing recovery has transitioned to a faster upward track, boosted by an improving labor market and low mortgage rates. Overall, home sales, home prices, and home building activity as well as homebuilder confidence appear to be on the upswing, having risen to multi-year highs during 2012.

Trends and order counts. For the three years ended December 31, 2012, mortgage interest rates (30-year, fixed-rate) have fluctuated from a monthly high of 5.1% in April 2010 to a monthly low of 3.4% in November 2012. In 2012, total mortgage originations and refinancing mortgage originations increased 28.4% and 43.0%, respectively. During 2012, sales of new homes and existing homes increased 19.9% and 9.2%, respectively. In 2011, sales of new homes decreased 5.9%, while sales of existing homes increased 1.7%.

As a result of the above trends, our direct order levels increased from 2011 to 2012 and decreased from 2010 to 2011, which is consistent with the U.S. real estate market during those same periods.

The number of direct title orders opened follows:

	2012	2011	2010
	(in thousands)
First quarter	103	84	97
Second quarter	111	91	106
Third quarter	112	101	117
Fourth quarter	104	90	95

	430	366	415

The number of direct title orders closed follows:

	2012	2011	2010
	(in thousands)
First quarter	71	62	61
Second quarter	79	67	77
Third quarter	81	69	75
Fourth quarter	85	73	80

	316	271	293

RESULTS OF OPERATIONS

A comparison of our results of operations for 2012 with 2011 and 2011 with 2010 follows. Factors contributing to fluctuations in results of operations are presented in the order of their monetary significance, and we have quantified, when necessary, significant changes. Results from our mortgage services and corporate segments are included in year-to-year discussions and, when relevant, are discussed separately.

Title revenues. Revenues from direct title operations increased $91.0 million, or 14.5%, in 2012 and increased $1.1 million, or 0.2%, in 2011. The largest revenue increases in 2012 were in Texas, Utah, Colorado and Washington, partially offset by decreases in Nevada and Georgia. The largest revenue increases in 2011 were in California and Florida, partially offset by decreases in Maryland and Arizona. Revenues from commercial and other large transactions increased $8.5 million to $111.5 million in 2012 and increased $10.3 million to $103.0 million in 2011.

Direct orders closed increased 16.7%, while the average revenue per file closed (including large commercial policies) decreased 2.3% in 2012 compared to 2011 due to an increase in residential refinancing closings in the same periods. Direct operating revenues, excluding large commercial policies, increased 15.3%, while the average revenue per closing decreased 1.2% in 2012 compared to 2011. On average, refinance premium rates are 60% of the title premium revenue of a similarly priced sale transaction. In 2011 direct orders closed decreased 7.7%, while the average revenue per file closed (including large commercial policies) increased 8.7%

compared to 2010 due to a decrease in residential refinancing closings in the same periods. Direct operating revenues, excluding large commercial policies, decreased 1.5%, while the average revenue per closing decreased 6.7% in 2011 compared to 2010.

Revenues from independent agencies increased $130.2 million, or 14.8%, in 2012 and decreased $37.4 million, or 4.1%, in 2011. The largest increases in revenues from independent agencies in 2012 were in New York, Texas, California and Pennsylvania, partially offset by decreases in Illinois, Maryland, and Minnesota. The largest increases in revenues from independent agencies in 2011 were in New York, Illinois, Michigan, and Minnesota, partially offset by decreases in California, Florida, New Jersey, and Utah. Revenues from independent agencies net of amounts retained by those agencies increased 16.3% in 2012 and declined 4.9% in 2011.

Title revenues by geographic location. The approximate amounts and percentages of consolidated title operating revenues for the last three years were as follows:

	Amounts ($ millions)			Percentages
	2012	2011	2010	2012	2011	2010
Texas	299	247	244	17	16	16
California	204	181	203	12	12	13
New York	190	165	136	11	11	9
International	117	109	98	7	7	6
Florida	71	58	71	4	4	5
All others	845	745	788	49	50	51

	1,726	1,505	1,540	100	100	100

Mortgage services revenues. Mortgage services operating revenues increased $50.8 million, or 45.3%, and $20.3 million, or 22.2%, in 2012 and 2011, respectively. The increases in 2012 and 2011 were primarily due to a significant rise in demand for our servicing support services, including loan modification services. The service offerings in our mortgage services segment continue to expand, with new servicing support projects driving the increase in revenues during 2012. The acquisition of PMH Financial in the third quarter 2011 also contributed to the 2011 increase in mortgage services revenues. Demand for mortgage services offerings are influenced by the number and scale of government programs and lender projects which may result in significant fluctuations in mortgage services revenues. Demand from lenders is increasingly being driven by their desire to more broadly outsource aspects of their servicing support operations, a trend that we expect will continue in 2013. As the real estate market recovers and distressed servicing projects naturally retrench, new service offerings have been introduced which allow our customers to outsource various aspects of their servicing operations to us. Our focus is on providing mortgage process outsourcing services which are high-quality, flexible and responsive. We expect these service offerings to be more sustainable over market cycles.

Investment income. Investment income decreased $1.7 million, or 10.9%, and $2.9 million, or 15.7%, in 2012 and 2011, respectively. The decrease in 2012 was primarily due to decreases in average yield. Certain investment gains and losses, which are included in our results of operations in investment and other gains – net, were realized as part of the ongoing management of our investment portfolio for the purpose of improving performance. The decrease in 2011 was primarily due to decreases in yield which were partially offset by a $1.2 million royalty payment.

In 2012, investment and other gains – net included realized gains of $8.0 million from the sale of debt securities and other investments available-for-sale and sale of fixed assets, partially offset by realized losses of $0.8 million for the impairment of cost-basis investments.

In 2011, investment and other gains – net included realized gains of $10.7 million from the sale of debt instruments and investments available-for-sale, which were offset by a $4.3 million loss on a third-party loan guarantee obligation, and a $3.5 million impairment of cost-basis investments.

In 2010, investment and other gains – net included realized gains of $11.8 million from the sale of debt instruments and investments available-for-sale, $6.3 million primarily from a transfer of the rights to internally developed software, $1.2 million from the sale of interests in subsidiaries and $3.0 million from the sale of real estate.

Retention by agencies. Amounts retained by title agencies are based on agreements between the agencies and our title underwriters. On average, amounts retained by independent agencies, as a percentage of revenues generated by them, were 82.3%, 82.5% and 82.4% in the years 2012, 2011 and 2010, respectively. The average retention percentage may vary from year-to-year due to the geographical mix of agency operations, the volume of title revenues and, in some states, laws or regulations. Due to the variety of such laws or regulations, as well as competitive factors, the average retention rate can differ significantly from state to state. Although general conditions in the real estate industry are improving nationwide, the recovery in specific markets has varied considerably. In addition, a high proportion of our independent agencies are in states with retention rates greater than 80% and the markets in those states have recovered relatively faster than the nation as a whole, which has resulted in our average retention percentage remaining in the 82%—83% range. We expect our average retention rate to remain in this range over the near to medium term. However, we continue to adjust independent agency contracts in an economically sound manner, and we expect the mix of agency business to normalize as real estate markets continue to stabilize nationally resulting in lower average retention percentages in the aggregate. The slight increase in agent retention in 2011 was attributable to a shift in geographic mix of revenues from independent agents, as relatively more revenues were realized in states with lower remittance rates, thus lowering the overall average remittance rate. The fluctuations in 2010 were also affected by the uneven recovery of real estate markets across the nation; those states with higher agency retention percentages experienced a disproportionate increase in transaction activity in 2009.

We began the process of vetting our network of independent agencies several years ago with the emphasis on managing for quality and profitability. Since fourth quarter 2008, our average annual remittance rate per independent agency has increased more than 95 percent while we have reduced the number of independent agencies in our network by approximately 40 percent. Further, the policy loss ratio of our current independent agency network for the year ended December 31, 2012 is less than one-third of its level in the comparable 2008 period.

Selected cost ratios (by segment). The following table shows employee costs and other operating expenses as a percentage of related title insurance and mortgage services operating revenues.

	Employee costs (%)			Other operating (%)
	2012	2011	2010	2012	2011	2010
Title	19.7	20.4	19.8	14.8	15.2	15.2
Mortgage services	60.9	63.0	66.0	8.7	5.3	10.3

These two categories of expenses are discussed below in terms of year-to-year monetary changes.

Employee costs. Our employee costs and certain other operating expenses are sensitive to inflation. Employee costs for the combined business segments increased $72.6 million, or 15.5%, in 2012 and $2.3 million, or 0.5%, in 2011. The number of persons we employed at December 31, 2012, 2011 and 2010 was approximately 6,300, 5,600 and 5,700, respectively.

In 2012, we increased our employee headcount company-wide by approximately 691, or 12.3% including acquisitions. The increase in headcount was largely driven by new mortgage services contracts (see discussion below). Employee costs were also influenced by increased contract labor for the aforementioned mortgage services contracts as well as higher incentive compensation expense driven by the improvement in pretax earnings before noncontrolling interest.

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

In our mortgage services segment, total employee costs as a percentage of operating revenue fell to 61.1% from 62.9% in 2011. Actual costs increased $30.5 million, or 39.1%, in 2012, primarily due to increases in staffing requirements to support new contracts awarded in late 2011 and early 2012. In 2011, actual costs increased $4.4 million, or 5.9%, primarily due to increases in staffing driven by increased demand for our loan modification services.

Other operating expenses. Other operating expenses include costs that are fixed in nature, costs that follow, to varying degrees, changes in transaction volumes and revenues and costs that fluctuate independently of revenues. Costs that are fixed in nature include attorney fees, equipment rental, insurance, professional fees, rent and other occupancy expenses, repairs and maintenance, technology costs, telephone and title plant rent. Costs that follow, to varying degrees, changes in transaction volumes and revenues include fee attorney splits, bad debt expenses, certain mortgage services expenses, copy supplies, delivery fees, outside search fees, postage, premium taxes and title plant expenses. Costs that fluctuate independently of revenues include auto expenses, general supplies, litigation defense and settlement costs, promotion costs and travel.

In 2012, other operating expenses for the combined business segments increased $30.3 million, or 11.8%. Costs fixed in nature increased $3.6 million, or 3.1%, in 2012, primarily due to increases in audit, accounting and technology costs, partially offset by decreases in rent and other occupancy expenses. Costs that follow, to varying degrees, changes in transaction volumes and revenues increased $13.3 million, or 13.9%, in 2012 due to increases in outside search fees, bad debt expense and premium taxes. These increases were partially offset by decreases in certain mortgage service expenses. Costs that fluctuate independently of revenues increased $13.4 million, or 30.3%, in 2012 due primarily to litigation-related expenses.

In 2011, other operating expenses for the combined business segments decreased $17.1 million, or 6.2%. Costs fixed in nature decreased $3.6 million, or 3.0%, primarily due to decreases in rent and other occupancy expenses related to office closures and a decrease in telephone expenses. These reductions were offset primarily by an increase in professional fees primarily due to the outsourcing of our internal audit function. Costs that follow, to varying degrees, changes in transaction volumes and revenues decreased $6.6 million, or 6.4%, in 2011 due to decreases in bad debt expense, fee attorney splits and title plant expenses. These decreases were offset by increases in premium taxes and postage. Costs that fluctuate independently of revenues decreased $6.9 million, or 13.6%, in 2011 due to litigation and other expense reductions and were partially offset by an increase in travel costs.

Title losses. Provisions for title losses, as a percentage of title operating revenues, were 8.1%, 9.4% and 9.6% in 2012, 2011 and 2010, respectively.

The year ended December 31, 2012 included charges of $18.2 million (1.1% of title operating revenues) resulting from large title claims relating to policies issued in prior years. As anticipated, our overall loss experience continued to improve relative to prior year periods and was in line with our actuarial expectations, which allowed us to lower the overall loss provision rate effective with policies issued in the third quarter. Losses incurred on known claims for the year 2012 decreased 12.2% compared to the year 2011.

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

Excluding the impact of the reserve strengthening charges, large losses, and defalcations (net of recoveries), title losses as a percent of title operating revenues were 7.1%, 7.9% and 8.6% in 2012, 2011 and 2010, respectively.

Income taxes. Our effective tax rates were (37.3)%, 79.9% and (179.2)% for 2012, 2011 and 2010, respectively, based on earnings before taxes and after deducting noncontrolling interests, which were earnings (loss) of $79.5 million, $11.7 million and ($4.5) million in 2012, 2011 and 2010, respectively. Our effective income tax rate in 2012 was driven principally by the release of a valuation allowance of $36.6 million that had been established against U.S. deferred tax assets. As of December 31, 2012, our valuation allowance against deferred tax assets was $12.1 million, relating primarily to foreign tax credit carryforwards.

Our effective income tax rate in 2011 was driven by foreign and state taxes and income taxes associated with subsidiaries not included in our consolidated federal tax return, net of tax benefits from certain tax claims, and by a $7.2 million decrease in the valuation allowance against our deferred tax assets.

Contractual obligations. Our material contractual obligations at December 31, 2012 were:

	Payments due by period ($ millions)
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Notes payable	2.0	3.9	0.6	—	6.5
Convertible senior notes	—	65.0	—	—	65.0
Operating leases	35.2	52.1	23.0	5.1	115.4
Estimated title losses	145.7	187.3	75.5	111.9	520.4

	182.9	308.3	99.1	117.0	707.3

Material contractual obligations consist primarily of notes payable, convertible senior notes, operating leases and estimated title losses. The timing above for payments of notes payable is based upon contractually stated payment terms of each debt agreement. The convertible senior notes will mature in 2014 unless converted into shares of common stock earlier.

Subsequent to year-end, we exchanged an aggregate of $20.7 million of the convertible senior notes for an aggregate of 1,691,074 shares of common stock plus cash for accrued and unpaid interest. Following these transactions, an aggregate of $44.3 million of convertible senior notes remain outstanding.

Operating leases are primarily for office space and expire over the next nine years. The timing shown above for the payments of estimated title losses is not set by contract. Rather, it is projected based on historical payment patterns. The actual timing of estimated title loss payments may vary materially from the above projection since claims, by their nature, are complex and paid over long periods of time. Title losses paid were $124.0 million, $134.3 million and $158.3 million in 2012, 2011 and 2010, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources represent our ability to generate cash flow to meet our obligations to our shareholders, customers (payments to satisfy claims on title policies), vendors, employees, lenders and others. As of December 31, 2012, our cash and investments, including amounts reserved pursuant to statutory requirements, aggregated $748.8 million. Cash and investments restricted due to statutory requirements aggregated $456.6 million at December 31, 2012.

A substantial majority of our consolidated cash and investments as of December 31, 2012 was held by Stewart Title Guaranty Company (Guaranty) and its subsidiaries. The use and investment of these funds, dividends to the holding company, and cash transfers between Guaranty and its subsidiaries and the holding company are subject to certain legal and regulatory restrictions. In general, Guaranty may use its cash and investments in excess of its legally-mandated statutory premium reserve (established in accordance with requirements under Texas law) to fund its insurance operations, including claims payments. Guaranty may also, subject to certain limitations and upon regulatory approval, pay dividends to the holding company and/or provide funds to its subsidiaries (whose operations consist principally of field title offices) for their operating and debt service needs.

Guaranty cannot pay a dividend to its parent in excess of certain limits without the approval of the Texas Insurance Commissioner. As of December 31, 2012, the maximum dividend that could be paid in 2013 after such approval in 2013 is $85.8 million. Guaranty did not pay a dividend in 2012 or 2011. However, the maximum dividend permitted by law is not necessarily indicative of Guaranty’s actual ability to pay dividends, which may be constrained by business and regulatory considerations, such as the impact of dividends on surplus, which could affect its ratings or competitive position, the amount of insurance it can write and its ability to pay future dividends. Further, depending on business and regulatory conditions, we may in the future need to retain cash in Guaranty or even raise cash in the capital markets to contribute to it in order to maintain its ratings or statutory capital position. Such a requirement could be the result of investment losses, reserve charges, adverse operating conditions in the current economic environment or changes in interpretation of statutory accounting requirements by regulators.

Cash held at the parent company totaled $10.7 million at December 31, 2012. As noted above, as a holding company, the parent is funded principally by cash from its subsidiaries in the form of dividends, for operating and other administrative expense reimbursements, and pursuant to intercompany tax sharing agreements. The expense reimbursements are paid in accordance with the management agreements among us and our subsidiaries. As the parent company conducts no operations apart from its wholly-owned subsidiaries, the discussion below focuses on consolidated cash flows.

A summary of our net consolidated cash flows for the years ended December 31 follows:

	2012	2011	2010
	($ millions)
Net cash provided by operating activities	120.5	23.4	41.2
Net cash (used) provided by investing activities	(36.5)	(29.2)	235.2
Net cash used by financing activities	(18.1)	(7.0)	(238.8)

Operating activities

Our principal sources of cash from operations are premiums on title policies and revenue from title service-related transactions, and mortgage servicing support services. Our independent agencies remit cash to us net of their contractual retention. Our principal cash expenditures for operations are employee costs, operating costs and title claims payments.

Cash provided by operations in 2012 was $120.5 million, an improvement of $97.1 million from $23.4 million provided by operations in 2011. This improvement is primarily related to the $110.3 million increase in net earnings when comparing the same periods and a $12.9 million improvement in claims paid compared to loss provisions for the same periods. This improvement is partially offset by a $9.4 million increase in receivables relating primarily to the increase in revenues in our mortgage servicing support businesses. We expect to collect these receivables during the first quarter 2013.

Our business is labor intensive, although we continue to make progress in automating our services, which allows us to more easily adjust staffing levels as order volumes fluctuate. There are typically delays between changes in market conditions and changes in staffing levels; therefore, employee costs do not change at the same rate as revenues change.

Cash payments on title claims in 2012, 2011 and 2010 were $124.0 million, $134.3 million and $158.3 million, respectively. Claim payments made, net of insurance recoveries, during 2012, 2011, and 2010 include $28.8 million, $34.9 million and $32.8 million, respectively, on large title claims. As these losses are paid and newly reported prior policy year claims begin to decline, we expect the overall amount of cash paid on title claims to continue to decline.

The insurance regulators of the states in which our underwriters are domiciled require our statutory premium reserves to be fully funded, segregated and invested in high-quality securities and short-term investments. As of December 31, 2012, cash and investments funding the statutory premium reserve aggregated $456.6 million and our statutory estimate of claims that may be reported in the future totaled $382.4 million. In addition to this restricted cash and investments, we had unrestricted cash and investments (excluding equity method investments) of $147.1 million, which are available for underwriter operations, including claims payments.

Investing activities

Cash from investing activities was generated principally by proceeds from investments matured and sold in the amounts of $181.9 million, $339.7 million and $328.5 million in 2012, 2011 and 2010, respectively. We used cash for the purchases of investments in the amounts of $207.7 million, $336.1 million and $303.5 million in 2012, 2011 and 2010, respectively. The cash from sales and maturities not reinvested in prior years was used principally to fund operations.

Capital expenditures were $16.8 million, $17.7 million, and $16.3 million in 2012, 2011, and 2010, respectively. We maintain investment in capital expenditures at a level that enables us to implement technologies for increasing our operational and back-office efficiencies. Notwithstanding this, we also continue to aggressively manage cash flow and, therefore, overall capital spending will continue to be at reduced levels relative to our historical norms. During the year ended 2012, we sold assets and subsidiaries resulting in cash receipts of $5.1 million.

During the years ended 2012 and 2011, acquisitions resulted in additions to goodwill of $4.2 million and $7.6 million, respectively. We made no acquisitions in 2010.

Financing activities and capital resources

Total debt and stockholders’ equity were $71.2 million and $580.4 million, respectively, as of December 31, 2012. In 2012 and 2011, we repaid $5.7 million and $6.0 million, respectively, of debt in accordance with the underlying terms of the debt instruments. Included in total debt are $64.7 million of 6% Convertible Senior Notes due October 2014 (Notes), if not converted into shares of common stock. We also have available a $10.0 million bank line of credit commitment, which expires in June 2013, under which no borrowings were outstanding at December 31, 2012. Subsequent to December 31, 2012, we exchanged an aggregate of $20.7 million of Notes for an aggregate of 1,691,074 shares of common stock plus cash for accrued and unpaid interest. Following these transactions, an aggregate of $44.3 million of convertible debt remains outstanding.

We paid $1.8 million and $0.9 million, respectively, in cash dividends to our shareholders representing $0.10 in 2012 and $0.05 in 2011 and 2010 per common share outstanding. Our dividend has remained relatively low due to our operating performance and our desire to conserve cash. In addition, the maximum dividend allowed under the terms of the Notes is $0.10 per share for as long as the Notes remain outstanding. The declaration of any future dividend is at the discretion of our Board of Directors.

As previously disclosed and in accordance with a settlement agreement in the amount of $7.6 million, we issued 635,863 shares of Common Stock in January 2011 to settle our “wage and hour” class action lawsuits filed in California state and federal courts against our subsidiary Stewart Title of California, Inc. We did not receive any proceeds from the issuance of these shares. Additionally in the second quarter of 2011, we satisfied a residual note balance of $1.3 million related to the acquisition of remaining interest in a subsidiary through the issuance of stock held in treasury.

Effect of changes in foreign currency rates

The effect of changes in foreign currency rates on the consolidated statements of cash flows was a net increase in cash and cash equivalents of $1.8 million in 2012, a net decrease of $0.8 million in 2011 and a net increase of $0.8 million in 2010. Our principal foreign operating unit is in Canada, and, on average, the value of the U.S. dollar relative to the Canadian dollar increased during 2012.

***********

We believe we have sufficient liquidity and capital resources to meet the cash needs of our ongoing operations. However, if we determine that supplemental debt, including additional convertible debentures, or equity funding is warranted to provide additional liquidity for unforeseen circumstances or strategic acquisitions, we may pursue those sources of cash. Other than scheduled maturities of debt, operating lease payments, purchase agreements and anticipated claims payments, we have no material commitments. We expect that cash flows from operations and cash available from our underwriters, subject to regulatory restrictions, will be sufficient to fund our operations, including claims payments. However, to the extent that these funds are not sufficient, we may be required to borrow funds on terms less favorable than we currently have, or seek funding from the equity market, which may not be successful or may be on terms that are dilutive to existing shareholders.

Other-than-temporary impairments of investments. We recorded other-than-temporary impairments of $0.8 million and $3.5 million in 2012 and 2011, respectively, relating to impairment of cost-basis investments.

Other comprehensive earnings (loss). Unrealized gains and losses on investments and changes in foreign currency exchange rates are reported net of deferred taxes in accumulated other comprehensive earnings, a component of stockholders’ equity, until realized. In 2012, net unrealized investment gains of $7.0 million, which increased our other comprehensive earnings, were primarily related to temporary increases in market values of corporate bond investments. Changes in foreign currency exchange rates, primarily related to our Canadian operations, increased other comprehensive earnings by $2.9 million, net of taxes, in 2012.

In 2011, net unrealized investment gains of $5.7 million were primarily related to temporary increases in market values of corporate, municipal, and government agency debt securities. These gains were partially offset by changes in deferred taxes resulting in a total increase to other comprehensive earnings related to the net change in unrealized investments of $4.9 million. Foreign currency exchange rates, primarily related to our Canadian operations, decreased comprehensive income by $1.8 million, net of taxes, in 2011.

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

Off-balance sheet arrangements. We do not have any material source of liquidity or financing that involves off-balance sheet arrangements, other than our contractual obligations under operating leases. We also routinely hold funds in segregated escrow accounts pending the closing of real estate transactions and have qualified intermediaries in tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code. The Company holds the proceeds from these transactions until a qualifying exchange can occur. In accordance with industry practice, these segregated accounts are not included on the balance sheet. See Note 18 to our accompanying consolidated financial statements.

Forward-looking statements. Certain statements in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to future, not past, events and often address our expected future business and financial performance. These statements often contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “will,” “foresee” or other similar words. Forward-looking statements by their nature are subject to various risks and uncertainties that could cause our actual results to be materially different than those expressed in the forward-looking statements. These risks and uncertainties include, among other things, the tenuous economic conditions; adverse changes in the level of real estate activity; changes in mortgage interest rates, existing and new home sales, and availability of mortgage financing; our ability to respond to and implement technology changes, including the completion of the implementation of our enterprise systems; the impact of unanticipated title losses on the need to strengthen our policy loss reserves; any effect of title losses on our cash flows and financial condition; the impact of vetting our agency operations for quality and profitability; changes to the participants in the secondary mortgage market and the rate of refinancings that affect the demand for title insurance products; regulatory non-compliance, fraud or defalcations by our title insurance agents or employees; our ability to timely and cost-effectively respond to significant industry changes and introduce new products and services; the outcome of pending litigation; the impact of changes in governmental and insurance regulations, including any future reductions in the pricing of title insurance products and services; our dependence on our operating subsidiaries as a source of cash flow; the continued realization of expense savings from our continual focus on aligning our operations to quickly adapt our costs to transaction volumes and market conditions; our ability to access the equity and debt financing markets when and if needed; our ability to grow our international operations; and our ability to respond to the actions of our competitors. We expressly disclaim any obligation to update any forward-looking statements contained in this report to reflect events or circumstances that may arise after the date hereof, except as may be required by applicable law.

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

Our only material market risk in investments in financial instruments is our debt securities portfolio. We invest primarily in municipal, corporate, utilities, foreign and U.S. Government debt securities. We do not invest in financial instruments of a derivative or hedging nature.

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

Investments in debt securities at December 31, 2012 mature, according to their contractual terms, as follows (actual maturities may differ because of call or prepayment rights):

	Amortized costs	Fair values
	($ thousands)
In one year or less	17,673	17,905
After one year through two years	69,820	69,954
After two years through three years	35,714	36,784
After three years through four years	30,676	32,697
After four years through five years	75,078	77,752
After five years	241,252	257,094

	470,213	492,186

We believe our investment portfolio is diversified and do not expect any material loss to result from the failure to perform by issuers of the debt securities we hold. Our investments are not collateralized. Foreign debt securities primarily include Canadian government and corporate bonds which aggregated $143.3 million as of December 31, 2012 and Canadian government bonds which aggregated $136.6 million as of December 31, 2011. Also included in foreign debt securities are United Kingdom treasury bonds as of December 31, 3012 and 2011.

Based on our debt securities portfolio and interest rates at December 31, 2012, a 100 basis-point increase (decrease) in interest rates would result in a decrease (increase) of approximately $22.6 million, or 4.6%, in the fair value of our portfolio. Changes in interest rates may affect the fair value of the debt securities portfolio and may result in unrealized gains or losses. Gains or losses would only be realized upon the sale of the investments. Any other-than-temporary declines in fair values of securities are charged to earnings.

Item 8. Financial Statements and Supplementary Data

The information required to be provided in this item is included in our audited Consolidated Financial Statements, including the Notes thereto, attached hereto as pages F-1 to F-29, and such information is incorporated in this report by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Our principal executive officer and principal financial officer are responsible for establishing and maintaining disclosure controls and procedures. They evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2012, and have concluded that, as of such date, our disclosure controls and procedures are adequate and effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) and 15d-15(f)). Our internal control over financial reporting is a process, under the supervision of our principal executive officer and principal financial officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on this assessment, management believes that, as of December 31, 2012, our internal control over financial reporting is effective based on those criteria.

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

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As a result, no corrective actions were required or undertaken.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding our directors and executive officers will be included in our proxy statement for our 2012 Annual Meeting of Stockholders (Proxy Statement), to be filed within 120 days after December 31, 2012, and is incorporated in this report by reference.

Our Board of Directors and Executive Officers as of March 6, 2013 are:

Board of Directors:
Catherine A. Allen	Chairman and CEO, The Santa Fe Group
Thomas G. Apel	CEO of VLN, Inc.
Robert L. Clarke	Senior Partner, Bracewell & Giuliani, L.L.P.
Paul W. Hobby	Chairman and Founding Partner, Genesis Park, L.P.
Dr. E. Douglas Hodo	Chairman of the Board of the Company and President Emeritus, Houston Baptist University
Laurie C. Moore	Chief Executive Officer, The Institute for Luxury Home Marketing
Malcolm S. Morris	Vice Chairman of the Board
Stewart Morris, Jr.	Vice Chairman of the Board
Dr. W. Arthur Porter	Professor Emeritus, University of Oklahoma

Executive Officers:
Matthew W. Morris	Chief Executive Officer
J. Allen Berryman	Chief Financial Officer, Secretary, Treasurer and Principal Financial Officer
John L. Killea	Chief Legal Officer
John A. Arcidiacono	Chief Marketing Officer
Murshid S. Khan	Chief Information Officer
Susan C. McLauchlan	Chief Human Resources Officer
Steven M. Lessack	Group President, International Operations
Glenn Clements	Group President, Direct Operations
George Houghton	Group President, Agency Operations
Jason Nadeau	Group President, Mortgage and Title Services

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
Brian K. Glaze, Controller and Principal Accounting Officer

Date: March 6, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on our behalf on March 6, 2013 by the following Directors:

/s/ Catherine A. Allen	/s/ Paul W. Hobby	/s/ Malcolm S. Morris
(Catherine A. Allen)	(Paul W. Hobby)	(Malcolm S. Morris)

/s/ Thomas G. Apel	/s/ E. Douglas Hodo	/s/ Stewart Morris, Jr.
(Thomas G. Apel)	(E. Douglas Hodo)	(Stewart Morris, Jr.)

/s/ Robert L. Clarke	/s/ Laurie C. Moore	/s/ W. Arthur Porter
(Robert L. Clarke)	(Laurie C. Moore)	(W. Arthur Porter)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Stewart Information Services Corporation:

We have audited Stewart Information Services Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Stewart Information Services Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A. Controls and Procedures. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Stewart Information Services Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Stewart Information Services Corporation and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive earnings (loss), and cash flows for each of the years in the three-year period ended December 31, 2012, and the financial statement schedules as listed in the accompanying index, and our report dated March 6, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Houston, Texas

March 6, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Stewart Information Services Corporation:

We have audited the accompanying consolidated balance sheets of Stewart Information Services Corporation and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive earnings (loss), and cash flows for each of the years in the three-year period ended December 31, 2012. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Stewart Information Services Corporation and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Stewart Information Services Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 6, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Houston, Texas

March 6, 2013

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE EARNINGS (LOSS)

	For the Years Ended December 31,
	2012	2011	2010
	($000 omitted, except per share)
Revenues
Title insurance:
Direct operations	718,789	627,810	625,891
Agency operations	1,007,380	877,225	914,581
Mortgage services	162,856	112,064	91,739
Investment income	13,809	15,505	18,397
Investment and other gains – net	7,578	2,302	21,782

	1,910,412	1,634,906	1,672,390
Expenses
Amounts retained by agencies	829,070	723,943	753,438
Employee costs	542,461	469,839	467,491
Other operating expenses	286,496	256,194	273,253
Title losses and related claims	140,029	142,101	148,438
Depreciation and amortization	17,783	19,542	21,422
Interest	5,235	5,268	5,423

	1,821,074	1,616,887	1,669,465
Earnings before taxes and noncontrolling interests	89,338	18,019	2,925
Income tax (benefit) expense	(29,639)	9,341	8,075
Net earnings (loss)	118,977	8,678	(5,150)
Less net earnings attributable to noncontrolling interests	9,795	6,330	7,432

Net earnings (loss) attributable to Stewart	109,182	2,348	(12,582)

Net earnings (loss)	118,977	8,678	(5,150)
Other comprehensive earnings:
Foreign currency translation	3,880	(2,241)	5,110
Change in unrealized gains and losses on investments	14,213	9,202	2,440
Reclassification of adjustment for gains in net earnings (loss)	(3,470)	(3,465)	(1,970)

Other comprehensive earnings, before taxes	14,623	3,496	5,580
Income tax expense related to items of other comprehensive earnings	4,721	425	2,930

Other comprehensive earnings, net of taxes	9,902	3,071	2,650

Comprehensive earnings (loss)	128,879	11,749	(2,500)
Less comprehensive earnings attributable to noncontrolling interests	9,795	6,330	7,432

Comprehensive earnings (loss) attributable to Stewart	119,084	5,419	(9,932)

Basic average shares outstanding (000)	19,294	19,131	18,313
Basic earnings (loss) per share attributable to Stewart	5.66	0.12	(0.69)
Dilutive average shares outstanding (000)	24,384	19,131	18,313
Diluted earnings (loss) per share attributable to Stewart	4.61	0.12	(0.69)

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2012	2011
	($000 omitted)
Assets
Cash and cash equivalents	196,471	117,196
Cash and cash equivalents – statutory reserve funds	12,067	23,647

	208,538	140,843
Short-term investments	37,025	33,137
Investments in debt and equity securities available-for-sale, at fair value:
Statutory reserve funds	444,579	397,074
Other	58,680	63,911

	503,259	460,985
Receivables:
Notes	8,483	10,394
Premiums from agencies	45,458	47,351
Income taxes	3,259	7,412
Other	56,311	39,660
Allowance for uncollectible amounts	(12,823)	(16,056)

	100,688	88,761
Property and equipment, at cost:
Land	5,848	6,429
Buildings	26,887	23,823
Furniture and equipment	241,694	234,262
Accumulated depreciation	(219,715)	(208,077)

	54,714	56,437
Title plants, at cost	77,360	77,406
Real estate, at lower of cost or net realizable value	3,941	5,236
Investments in investees, on an equity method basis	13,891	18,055
Goodwill	220,955	214,492
Intangible assets, net of amortization	7,015	8,693
Deferred tax asset	7,562	—
Other assets	56,229	52,096

	1,291,177	1,156,141

Liabilities
Notes payable	6,481	11,722
Convertible senior notes	64,687	64,513
Accounts payable and accrued liabilities	116,617	86,389
Estimated title losses	520,375	502,611
Deferred income taxes	2,645	27,449

	710,805	692,684
Contingent liabilities and commitments
Stockholders’ equity
Common Stock – $1 par, authorized 50,000,000; issued 18,705,914 and 18,605,993; outstanding 18,353,753 and 18,253,832	18,706	18,606
Class B Common Stock – $1 par, authorized 1,500,000; issued and outstanding 1,050,012	1,050	1,050
Additional paid-in capital	133,685	132,446
Retained earnings	391,447	284,097
Accumulated other comprehensive earnings:
Foreign currency translation adjustments	12,169	9,250
Unrealized investment gains on investments	14,415	7,431
Treasury stock – 352,161 and 352,161 common shares, at cost	(2,666)	(2,666)

Total stockholders’ equity attributable to Stewart	568,806	450,214
Noncontrolling interests	11,566	13,243

Total stockholders’ equity	580,372	463,457

	1,291,177	1,156,141

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2012	2011	2010
	($000 omitted)
Reconciliation of net earnings (loss) to cash provided by operating activities:
Net earnings (loss)	118,977	8,678	(5,150)
Add (deduct):
Depreciation and amortization	17,783	19,542	21,422
Provision for bad debt	3,201	1,318	4,186
Investment and other gains – net	(7,578)	(2,302)	(21,782)
Provisions for title losses in excess of (less than) payments	15,248	2,383	(14,694)
Insurance recoveries of title losses	706	5,082	8,260
(Increase) decrease in receivables – net	(16,133)	(6,748)	46,642
(Increase) decrease in other assets – net	(2,779)	(189)	308
Increase (decrease) in payables and accrued liabilities – net	29,278	(5,602)	(11,871)
(Decrease) increase in net deferred income taxes	(39,780)	(1,212)	10,544
Net earnings from equity investees	(4,253)	(1,710)	(2,427)
Dividends received from equity investees	3,426	2,524	2,996
Other – net	2,426	1,645	2,760

Cash provided by operating activities	120,522	23,409	41,194
Investing activities:
Proceeds from investments available-for-sale matured and sold	181,938	339,697	328,460
Purchases of investments available-for-sale	(207,690)	(336,118)	(303,517)
Proceeds from redemptions of investments – pledged	—	—	217,225
Purchases of property and equipment, title plants and real estate – net	(16,752)	(17,704)	(16,339)
Proceeds from the sale of land, buildings, and furniture and equipment	4,713	—	6,425
Increases in notes receivable	(463)	(291)	(1,109)
Collections on notes receivable	959	721	1,001
Change in cash and cash equivalents due to sale and deconsolidation of subsidiaries (see below)	1,566	—	(1,873)
Cash paid for acquisition of subsidiary	(1,183)	(8,262)	—
Cash paid for loan guarantee obligation	—	(4,318)	—
Cash received (paid) for other assets, cost-basis investments, equity investees and other – net	384	(2,944)	4,887

Cash (used) provided by investing activities	(36,528)	(29,219)	235,160
Financing activities:
Payments on notes payable	(5,692)	(5,988)	(16,294)
Proceeds from notes payable	450	6,000	5,834
Payments on line of credit	—	—	(216,141)
Cash dividends paid	(1,832)	(917)	(868)
Distributions to noncontrolling interests	(9,512)	(6,142)	(7,122)
Purchase of remaining interest of consolidated subsidiary	(1,621)	—	(4,199)
Other—net	87	13	—

Cash used by financing activities	(18,120)	(7,034)	(238,790)
Effect of changes in foreign currency exchange rates	1,821	(803)	826

Increase (decrease) in cash and cash equivalents	67,695	(13,647)	38,390
Cash and cash equivalents at beginning of year	140,843	154,490	116,100

Cash and cash equivalents at end of year	208,538	140,843	154,490

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2012	2011	2010
	($000 omitted)
Supplemental information:
Receipt of partial building ownership in exchange for debt forgiveness	1,255	—	—
Settlement of wage and hour litigation through issuance of Common Stock	—	7,582	—
Settlement of note payable through issuance of Common Stock held in treasury	—	1,299	—
Changes in financial statement amounts due to purchase of subsidiary:
Goodwill acquired	4,183	7,631	—
Receivables and other assets acquired	(1,675)	5,672	—
Intangible assets	—	1,988	—
Liabilities acquired	(1,325)	(3,779)	—
Debt assumed	—	(3,250)	—

Cash paid for the acquisition of subsidiaries and other – net	1,183	8,262	—

Changes in financial statement amounts due to sale and deconsolidation of subsidiaries
Note receivable	156	—	2,433
Investments in investees, on an equity method basis	(1,203)	—	5,315
Goodwill	(440)	—	(5,902)
Title plants	(491)	—	(1,048)
Property and equipment, net of accumulated depreciation	(9)	—	(1,564)
Intangible asset, net of amortization	—	—	2,928
Other – net	755	—	(814)
Liabilities	37	—	1,390
Noncontrolling interests	473	—	336
Investment and other (gains) losses – net	(844)	—	(1,201)

Change in cash and cash equivalents due to sale and deconsolidation of subsidiaries	(1,566)	—	1,873

Income taxes – net paid (refunded)	6,747	19,259	(41,528)
Interest paid	4,427	4,557	4,775

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three Years Ended December 31, 2012

NOTE 1

General. Stewart Information Services Corporation, through its subsidiaries (collectively, the Company), is primarily engaged in the business of providing title insurance and real estate related services. The Company operates through a network of production facilities, owned policy-issuing offices and independent agencies in the United States and international markets. Stewart Information Services Corporation is a customer-focused, global title insurance and real estate services company offering products and services through our direct operations, network of approved agencies and other companies within the Company. The Company provides these services to homebuyers and sellers; residential and commercial real estate professionals; mortgage lenders and servicers; title agencies and real estate attorneys; home builders; and United States and foreign governments. The Company also provides loan origination and servicing support; loan review services; loss mitigation; REO asset management; home and personal insurance services; and technology to streamline the real estate process. Approximately 51% of consolidated title revenues for the year ended December 31, 2012 were generated in Texas, California, New York, international operations and Florida.

A. Management’s responsibility. The accompanying consolidated financial statements were prepared by management, which is responsible for their integrity and objectivity. The financial statements have been prepared in conformity with U.S. generally accepted accounting principles (GAAP), including management’s best judgments and estimates. Actual results could differ from those estimates.

B. Reclassifications. Certain prior year amounts in these consolidated financial statements have been reclassified for comparative purposes. Net earnings (loss) attributable to Stewart and stockholders’ equity, as previously reported, were not affected.

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

In conforming the statutory financial statements to GAAP, the statutory premium reserve and the reserve for reported title losses are eliminated and, in substitution, amounts are established for estimated title losses (Note 1F). The net effect, after providing for income taxes, is included in the consolidated statements of operations and comprehensive earnings (loss).

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

Revenues generated by the mortgage services segment are generally considered earned at the time the service is performed or the product is delivered to the customer.

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

L. Goodwill. Goodwill is the excess of the purchase price over the fair value of net assets acquired. Goodwill is not amortized but is reviewed annually and upon the occurrence of an event indicating an impairment may have occurred. If determined to be impaired, the impaired portion is expensed to current operations. The process of determining impairment relies on projections of future cash flows, operating results and market conditions. Uncertainties exist in these projections and are subject to changes relating to factors such as interest rates and overall real estate market conditions. As part of our process, we have an option to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we decide not to use a qualitative assessment or if we fail the qualitative assessment, then we obtain input from third-party appraisers regarding the fair value of our reporting units. While we are responsible for assessing whether an impairment of goodwill exists, we utilize the input from third-party appraisers to assess the overall reasonableness of our conclusions. We utilized a qualitative assessment for our annual goodwill impairment test and, based on our analysis, determined it was not more-likely-than-not that the fair value of our reporting units were less than their carrying amounts as of June 30, 2012. There were no impairment charges for goodwill during the three years ended December 31, 2012. However, to the extent that the Company’s future operating results are below management’s projections, or in the event of continued adverse market conditions, a future impairment may occur.

M. Acquired intangibles. Intangible assets are comprised mainly of non-compete and underwriting agreements and are amortized over their estimated lives, which are primarily 3 to 10 years.

N. Other long-lived assets. The Company reviews the carrying values of title plants and other long-lived assets if certain events occur that may indicate impairment. An impairment of these long-lived assets is indicated when projected undiscounted cash flows over the estimated lives of the assets are less than carrying values. If impairment is determined by management, the recorded amounts are written down to fair values. There were no impairment write-offs of long-lived assets during the three years ended December 31, 2012.

The Company had cost-basis investments aggregating $7.1 million and $7.7 million at December 31, 2012 and 2011, respectively. Cost-basis investments are included in other assets on the Company’s consolidated balance sheets and are evaluated periodically for impairment. The Company recorded impairment charges of $0.8 million, $3.5 million and $0.6 million for cost-basis investments during the years ended December 31, 2012, 2011 and 2010, respectively.

O. Fair values. The fair values of financial instruments, including cash and cash equivalents, short-term investments, notes receivable, notes payable and accounts payable, are determined by the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal, or most advantageous, market for the asset or liability in an orderly transaction between market participants at the measurement date. The fair values of these financial instruments approximate their carrying values, except for the fair value of the Notes which approximated $135.3 million at December 31, 2012. Investments in debt and equity securities and certain financial instruments are carried at their fair values (Notes 4 and 5).

P. Leases. The Company recognizes rent expense under non-cancelable operating leases, which generally expire over the next 10 years, on the straight-line basis over the terms of the leases, including provisions for any free rent periods or escalating lease payments.

Q. Income taxes. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the tax basis and the book carrying values of certain assets and liabilities. To the extent that the Company does not believe its deferred tax assets meet the more likely than not realization criteria, it establishes a valuation allowance. When it establishes a valuation allowance, or increases (decreases) the allowance during the year, it records a tax expense (benefit) in its consolidated statements of operations and comprehensive earnings (loss). Enacted tax rates are used in calculating amounts.

The Company also specifies the accounting for uncertainties in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

NOTE 2

Restrictions on cash and investments. Investments restricted for statutory reserve funds of $444.6 million and $397.1 million and cash and cash equivalents of $12.1 million and $23.6 million at December 31, 2012 and 2011, respectively, were maintained to comply with legal requirements requiring fully-funded statutory premium reserves and state deposits. These funds are not available for any other purpose. In the event that insurance regulators adjust the determination of the statutory premium reserves of the Company’s title insurers, these restricted funds as well as statutory surplus would correspondingly increase or decrease.

A substantial majority of consolidated cash and investments at each year end was held by the Company’s title insurance subsidiaries. Generally, the types of investments a title insurer can make are subject to legal restrictions. Furthermore, the transfer of funds by a title insurer to its parent or subsidiary operations, as well as other related party transactions, is restricted by law and generally requires the approval of state insurance authorities.

NOTE 3

Dividend restrictions. Substantially all of the consolidated retained earnings at each year end were represented by Guaranty, which owns directly or indirectly all of the subsidiaries included in the consolidation.

Guaranty cannot pay a dividend to its parent in excess of certain limits without the approval of the Texas Insurance Commissioner. The maximum dividend that can be paid after such approval in 2013 is $85.8 million. Guaranty did not pay a dividend in 2012, 2011 or 2010.

Dividends from Guaranty are also voluntarily restricted primarily to maintain statutory surplus and liquidity at competitive levels and to demonstrate significant claims payment ability. The ability of a title insurer to pay claims can significantly affect the decision of lenders and other customers when buying a policy from a particular insurer.

Surplus as regards policyholders for Guaranty was $429.2 million and $371.8 million at December 31, 2012 and 2011, respectively. Statutory net income for Guaranty was $10.5 million in 2012 and net losses were $4.2 million and $2.0 million in 2011 and 2010, respectively.

NOTE 4

Investments in debt and equity securities. The amortized costs and fair values at December 31 follow:

	2012		2011
	Amortized costs	Fair values	Amortized costs	Fair values
	($000 omitted)
Debt securities:
Municipal	18,012	19,011	26,721	27,801
Corporate and utilities	268,874	287,528	237,912	244,123
Foreign	168,084	169,009	162,384	164,268
U.S. Government	15,243	16,638	17,530	19,350
Equity securities	10,870	11,073	5,005	5,443

	481,083	503,259	449,552	460,985

Gross unrealized gains and losses at December 31 were:

	2012		2011
	Gains	Losses	Gains	Losses
	($000 omitted)
Debt securities:
Municipal	1,006	7	1,080	—
Corporate and utilities	19,141	486	9,184	2,973
Foreign	1,210	286	1,937	53
U.S. Government	1,395	—	1,820	—
Equity securities	278	75	442	4

	23,030	854	14,463	3,030

Debt securities at December 31, 2012 mature, according to their contractual terms, as follows (actual maturities may differ due to call or prepayment rights):

	Amortized costs	Fair values
	($000 omitted)
In one year or less	17,673	17,905
After one year through five years	211,288	217,187
After five years through ten years	208,966	222,499
After ten years	32,286	34,595

	470,213	492,186

Gross unrealized losses on investments and the fair values of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2012, were:

	Less than 12 months		More than 12 months		Total
	Losses	Fair values	Losses	Fair values	Losses	Fair values
	($000 omitted)
Debt securities:
Municipal	7	697	—	—	7	697
Corporate and utilities	486	30,538	—	—	486	30,538
Foreign	168	41,056	118	59,538	286	100,594
Equity securities:	75	2,197	—	—	75	2,197

	736	74,488	118	59,538	854	134,026

The number of investments in an unrealized loss position as of December 31, 2012 was 30. Since the Company does not intend to sell and will more likely than not maintain each debt security until its anticipated recovery, and no significant credit risk is deemed to exist, these investments are not considered other-than-temporarily impaired.

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

The number of investments in an unrealized loss position as of December 31, 2011 was 52. Since the Company did not intend to sell and was more likely than not maintain each debt security until its anticipated recovery, and no significant credit risk was deemed to exist, these investments were not considered other-than-temporarily impaired.

The Company believes its investment portfolio is diversified and expects no material loss to result from the failure to perform by issuers of the debt securities it holds. Investments made by the Company are not collateralized. Foreign debt securities primarily include Canadian government bonds and corporate bonds which aggregated $143.3 million as of December 31, 2012 and Canadian government bonds which aggregated $136.6 million as of December 31, 2011. Also included in foreign debt securities are United Kingdom treasury bonds as of December 31, 3012 and 2011.

NOTE 5

Fair value measurements. The Fair Value Measurements and Disclosures Topic of the Financial Accounting Standards Board (FASB) Accounting Standards Codification defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal, or most advantageous, market for the asset or liability in an orderly transaction between market participants at the measurement date. The Fair Values Measurements and Disclosures Topic establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs when possible. The three levels of inputs used to measure fair value are as follows:

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

At December 31, 2012, financial instruments measured at fair value on a recurring basis are summarized below:

	Level 1	Level 2	Level 3	Fair value measurements
	($000 omitted)
Short-term investments	37,025	—	—	37,025
Investments available-for-sale:
Debt securities:
Municipal	—	19,011	—	19,011
Corporate and utilities	—	287,528	—	287,528
Foreign	—	169,009	—	169,009
U.S. Government	—	16,638	—	16,638
Equity securities:	11,073	—	—	11,073

	48,098	492,186	—	540,284

At December 31, 2011, financial instruments measured at fair value on a recurring basis are summarized below:

	Level 1	Level 2	Level 3	Fair value measurements
	($000 omitted)
Short-term investments	33,137	—	—	33,137
Investments available-for-sale:
Debt securities:
Municipal	—	27,801	—	27,801
Corporate and utilities	—	244,123	—	244,123
Foreign	—	164,268	—	164,268
U.S. Government	—	19,350	—	19,350
Equity securities:	5,443	—	—	5,443

	38,580	455,542	—	494,122

At December 31, 2012, Level 1 financial instruments consist of short-term investments and equity securities. Level 2 financial instruments consist of governmental, corporate and utilities bonds, both U.S. and foreign. In accordance with the Company’s policies and guidelines, the Company’s third party, registered investment manager invests only in securities rated as investment grade or higher by the major rating services, where observable valuation inputs are significant. All municipal bonds are valued using a third-party pricing service, and the corporate bonds are valued using the market approach, which includes three to ten inputs from relevant market sources, including Financial Industry Regulatory Authority’s (FINRA) Trade Reporting and Compliance Engine (TRACE) and independent broker/dealer quotes, bids and offerings, as well as other relevant market data, such as securities with similar characteristics (i.e. sector, rating, maturity, etc.). Broker/dealer quotes, bids and offerings mentioned above are gathered (typically three to ten) and a consensus risk premium spread (credit spread) over risk-free Treasury yields is developed from the inputs obtained, which is then used to calculate the resulting fair value.

As of December 31, 2012, assets measured at fair value on a nonrecurring basis are summarized below:

	Level 3	Impairment loss recorded
	($000 omitted)
Cost-basis investments	1,640	753

The carrying amount of certain cost-basis investments exceeded their fair value and an impairment charge of $0.8 million was recorded in investment and other gains (losses) – net in 2012. The valuations were based on the values of the underlying assets of the investee.

As of December 31, 2011, assets measured at fair value on a nonrecurring basis are summarized below:

	Level 3	Impairment loss recorded
	($000 omitted)
Cost-basis investments	1,167	2,685

The carrying amount of certain cost-basis investments exceeded their fair value and an impairment charge of $2.7 million was recorded in investment and other gains (losses) – net in 2011. The valuations were based on the values of the underlying assets of the investee.

NOTE 6

Investment income. Income from investments and gross realized investment and other gains and losses follow:

	2012	2011	2010
	($000 omitted)
Investment income:
Debt securities	12,399	13,860	15,014
Short-term investments, cash equivalents and other	1,410	1,645	3,383

	13,809	15,505	18,397

Investment and other gains (losses):
Realized gains	9,417	12,151	24,055
Realized losses	(1,839)	(9,849)	(2,273)

	7,578	2,302	21,782

Proceeds from the sales of investments available-for-sale were $134.8 million, $292.0 million and $280.9 million for the years ended December 31, 2012, 2011 and 2010, respectively. Expenses assignable to investment income were insignificant. There were no significant investments at December 31, 2012 that did not produce income during the year.

In 2012, investment and other gains (losses) – net included realized gains of $8.0 million from the sale of debt and investments available-for-sale and sale of fixed assets, partially offset by realized losses of $0.8 million for the impairment of cost-basis investments.

In 2011, investment and other gains (losses) – net included realized gains of $10.7 million from the sale of debt and investments available-for-sale, partially offset by realized losses of $3.5 million for the impairment of cost-basis investments and $4.3 million from a loss on a third-party loan guarantee obligation.

In 2010, investment and other gains (losses) – net included realized gains of $11.8 million from the sale of debt and investments available-for-sale, $6.3 million primarily from a transfer of the rights to internally developed software, $1.2 million from the sale of interests in subsidiaries and $3.0 million from the sale of real estate.

NOTE 7

Income taxes. The income tax provision consists of the following:

	2012	2011	2010
	($000 omitted)
Current:
Federal	(430)	(678)	(4,305)
State	1,674	1,444	1,188
Foreign	9,024	9,221	337
Deferred:
Federal	(35,989)	4,450	(1,197)
State	(527)	397	—
Foreign	(3,391)	(5,493)	12,052

Income tax (benefit) expense	(29,639)	9,341	8,075

The following reconciles federal income taxes computed at the statutory rate with income taxes as reported.

	2012	2011	2010
	($000 omitted)
Expected income tax expense (benefit) at 35% (1)	27,842	4,091	(1,577)
Foreign tax rate differential	(2,688)	(764)	613
Taxable income (non-consolidated subsidiaries for tax)	768	946	832
Intercompany dividends	921	572	738
Research and development credit	—	(74)	(1,223)
State income tax expense (benefit) – net of taxes	1,147	884	(178)
Tax-exempt interest	(216)	(342)	(561)
Non-deductible expenses	5,861	2,624	2,261
Loss carrybacks	(1,442)	(1,829)	—
Adjustments to deferred tax liabilities	9,371	10,781	8,716
Dividends received deductions on investments	(634)	(500)	(656)
Valuation allowance	(71,106)	(7,163)	(1,146)
Other – net	537	115	256

Income tax (benefit) expense	(29,639)	9,341	8,075

Effective income tax rates (%) (1)	(37.3)	79.9	(179.2)

(1)	Calculated using income (loss) before taxes and after noncontrolling interests.

Deferred income taxes at December 31, 2012 and 2011 were as follows:

	2012		2011
	($000 omitted)
Deferred tax assets:
Accrued expenses	15,630		12,684
Allowance for uncollectible amounts	4,575		5,784
Fixed assets	4,683		7,502
Investments	—		10,390
Net operating loss carryforwards	3,926		32,122
Tax credit carryforwards	27,072		18,727
Title loss provisions	8,479		11,235
Other	484		4,195

	64,849		102,639
Valuation allowance	(12,136)		(84,771)

	52,713		17,868
Deferred tax liabilities:
Amortization – goodwill and other intangibles	(27,528)		(23,701)
Unrealized gains on investments	(7,802)		(4,003)
Cash surrender value of insurance policies	(2,998)		(4,431)
Foreign currency translation adjustments	(5,753)		(4,999)
Accrued expenses Investments	(2,781 (477	) )	(6,592 —)
Fixed assets	(345)		(139)
Other	(112)		(1,452)

	(47,796)		(45,317)

Net deferred income taxes	4,917		(27,449)

Net deferred tax assets for U.S. federal tax paying components totaled approximately $7.6 million and net deferred tax liabilities for foreign tax paying components totaled approximately $2.7 million.

During 2008, the Company recorded valuation allowances against U.S. deferred tax assets, net of definite-lived deferred tax liabilities, for which realization could not be assured based on a more-likely-than-not standard. The Company retained that valuation allowance for all subsequent periods through December 31, 2011 principally due to the Company’s cumulative three-year operating loss history as of the end of each period. The Company routinely evaluates the extent to which the valuation allowance may be reversed. During 2012, the Company utilized approximately $87.2 million of U.S. federal net operating loss carry forwards (NOL). Remaining NOLs will begin to expire in 2030, if not utilized. During 2012, the Company released approximately $72.6 million of its valuation allowance, $36.6 million of which is included in the Company’s deferred tax benefit.

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

NOTE 8

Goodwill and acquired intangibles. A summary of goodwill follows:

	Title	Mortgage Services	Total
	($000 omitted)
Balances at December 31, 2010	192,670	14,191	206,861
Acquisitions	—	7,631	7,631

Balances at December 31, 2011	192,670	21,822	214,492
Acquisitions	6,029	434	6,463

Balances at December 31, 2012	198,699	22,256	220,955

Amortization expense for acquired intangibles was $1.7 million, $1.5 million and $1.1 million in 2012, 2011 and 2010, respectively. Accumulated amortization of intangibles was $27.5 million and $25.8 million at December 31, 2012 and 2011, respectively. In each of the years 2013 through 2017, amortization expense is expected to be less than $1.7 million.

NOTE 9

Equity investees. Certain summarized aggregate financial information for equity investees (in which the Company typically owns 20% through 50% of the equity) follows:

	2012	2011	2010
	($000 omitted)
For the year:
Revenues	66,145	70,896	73,450
Net earnings	11,037	4,326	6,976
At December 31:
Total assets	52,500	57,972	31,767
Notes payable	23,681	23,533	1,119
Stockholders’ equity	12,758	12,524	16,027

Net premium revenues from policies issued by equity investees were approximately $6.0 million, $6.4 million and $6.9 million in 2012, 2011 and 2010, respectively. Earnings related to equity investees were $4.3 million, $1.7 million and $2.4 million in 2012, 2011 and 2010, respectively. These amounts are included in title insurance – direct operations in the consolidated statements of operations and comprehensive earnings (loss).

Goodwill related to equity investees was $9.1 million and $12.1 million at December 31, 2012 and 2011, respectively, and these balances are included in investments in investees in the consolidated balance sheets. Equity investments, including the related goodwill balances, are reviewed for impairment annually and upon the occurrence of an event indicating an impairment may have occurred.

NOTE 10

Notes payable, convertible senior notes and line of credit.

A summary of notes payable follows:

	2012	2011
	($000 omitted)
Banks – primarily secured, varying payments and rates(1)	6,031	7,863
Other than banks	450	3,859

	6,481	11,722

(1)	Average interest rates were 3.07% and 3.49% at December 31, 2012 and 2011, respectively.

Principal payments on the notes, based upon the contractual maturities, are due in the amounts of $2.0 million in 2013, $2.0 million in 2014, $1.9 million in 2015 and $.6 million in 2016.

In October 2009, the Company entered into an agreement providing for the sale of $65.0 million aggregate principal amount of 6.0% Convertible Senior Notes due 2014 (Notes) to an initial purchaser for resale to certain qualified institutional buyers in compliance with Rule 144A under the Securities Act of 1933, as amended. The Notes will mature in 2014 unless converted into the Company’s common stock earlier and are guaranteed by certain wholly-owned domestic subsidiaries of the Company. In January 2013, the Company converted approximately $20.7 million of Notes into 1,691,074 shares of Common Stock.

The Notes are convertible into shares of the Company’s Common Stock at a conversion rate of 77.6398 shares per $1,000 principal amount of Notes (equal to a conversion price of $12.88 per share), which will be adjusted for certain antidilutive provisions such as a dividend or distribution of shares of Common Stock, split or combination of shares of Common Stock; the issuance of rights or warrants entitling all or substantially all holders of Common Stock to subscribe for or purchase shares of Common Stock at a price per share less than the average of the Last Reported Sale Prices of Common Stock (as defined in the Indenture); the distribution of shares of any class of capital stock of the Company, evidences of its indebtedness, other assets or property of the Company or rights or warrants to acquire the Company’s capital stock or other securities to all or substantially all holders of its Common Stock; or any cash dividend or distribution made to all or substantially all holders of Common Stock during any annual fiscal period that exceeds $0.10 per share of Common Stock.

The Company incurred $3.3 million of debt issuance costs related to the Notes. The issuance costs were primarily related to discounts, commissions and offering expenses payable by the Company. The Company recorded the issuance costs in other assets and is amortizing them over the term of the Notes using the effective interest method. The amortization of the debt issuance costs was $0.6 million, $0.5 million and $0.5 million and interest expense on the Notes was $4.2 million, $4.2 million and $4.2 million in 2012, 2011, and 2010, respectively.

As of December 31, 2012, the Company also had available a $10.0 million bank line of credit commitment, which expires in June 2013, under which no borrowings were outstanding.

NOTE 11

Estimated title losses.

	2012	2011	2010
	($000 omitted)
Balances at January 1	502,611	495,849	503,475
Provisions:
Current year	100,406	94,115	97,559
Previous policy years	39,623	47,986	50,879

Total provisions	140,029	142,101	148,438
Payments:
Current year	(16,782)	(22,404)	(24,118)
Previous policy years	(107,194)	(111,915)	(134,191)

Total payments	(123,976)	(134,319)	(158,309)
Effects of changes in foreign currency exchange rates	1,711	(1,020)	2,245

Balances at December 31	520,375	502,611	495,849

Provisions for title losses, as a percentage of title operating revenues, were 8.1%, 9.4% and 9.6% in 2012, 2011 and 2010, respectively. The total provisions included charges (above the annual provisioning rate) of $18.2 million, $24.6 million and $13.3 million for large title claims, including defalcations, in 2012, 2011 and 2010, respectively. The charges were reduced by insurance recoveries received of $0.5 million, $2.4 million and $2.8 million in 2012, 2011 and 2010, respectively.

The years ended 2012, 2011 and 2010 included $14.9 million, $15.0 million and $26.7 million, respectively, related to maintaining a high provisioning rate for title losses due to continued elevated claims payment experience and $24.3 million, $32.8 million and $19.2 million, respectively, related to large title losses. During 2012 our overall loss experience continued to improve relative to prior year periods and was generally in line with our actuarial expectations, which allowed us to lower the overall loss provision rate effective with policies issued in the third quarter 2012. The previous policy years’ title loss provision amounts in 2010 included a reserve strengthening adjustment of $4.8 million, related to higher than expected loss payment experience for policy years 2005 through 2008.

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

Class B Common Stock may be converted by its stockholders into Common Stock on a share-for-share basis, although the holders of Class B Common Stock have agreed among themselves not to convert their stock. The agreement may be extended or terminated by them at any time. Such conversion is mandatory on any transfer to a person who is not a lineal descendant (or spouse or trustee of such descendant) of William H. Stewart, founder of Stewart Title Guaranty Company.

At December 31, 2012 and 2011, there were 145,820 shares of Common Stock held by a subsidiary of the Company which are considered treasury shares.

NOTE 13

Changes in stockholders’ equity.

	Common and Class B Common Stock ($1 par value)	Additional paid-in capital	Accumulated other comprehensive earnings	Retained Earnings	Treasury stock	Noncontrolling interests
	($000 omitted)
Balances at December 31, 2009	18,708	126,822	10,960	296,116	(4,330)	13,790
Net (loss) attributable to Stewart	—	—	—	(12,582)	—	—
Cash dividends on common stock ($0.05 per share)	—	—	—	(868)	—	—
Stock bonuses and other	143	1,284	—	—	—	—
Purchase of remaining interest of consolidated subsidiary	—	(3,693)	—	—	—	(506)
Provision for Canadian taxes	—	—	(1,185)	—	—	—
Net change in unrealized gains and losses on investments	—	—	1,448	—	—	—
Net realized gain reclassification	—	—	(1,142)	—	—	—
Foreign currency translation	—	—	3,529	—	—	—
Net earnings attributable to noncontrolling interests	—	—	—	—	—	7,432
Subsidiary dividends paid to noncontrolling interests	—	—	—	—	—	(7,122)
Net effect of changes in ownership and other	—	—	—	—	—	(471)

Balances at December 31, 2010	18,851	124,413	13,610	282,666	(4,330)	13,123
Net earnings attributable to Stewart	—	—	—	2,348	—	—
Cash dividends on common stock ($0.05 per share)	—	—	—	(917)	—	—
Stock bonuses and other	169	1,452	—	—	—	—
Settlement of wage and hour litigation through issuance of Common Stock	636	6,946	—	—	—	—
Settlement of note payable through issuance of Common Stock held in treasury	—	(365)	—	—	1,664	—
Net change in unrealized gains and losses on investments	—	—	7,245	—	—	—
Net realized gain reclassification	—	—	(2,331)	—	—	—
Foreign currency translation	—	—	(1,843)	—	—	—
Net earnings attributable to noncontrolling interests	—	—	—	—	—	6,330
Subsidiary dividends paid to noncontrolling interests	—	—	—	—	—	(6,142)
Net effect of changes in ownership and other	—	—	—	—	—	(68)

Balances at December 31, 2011	19,656	132,446	16,681	284,097	(2,666)	13,243
Net earnings attributable to Stewart	—	—	—	109,182	—	—
Cash dividends on common stock ($0.10 per share)	—	—	—	(1,832)	—	—
Stock bonuses and other	50	935	—	—	—	—
Exercise of stock options	50	1,044	—	—	—	—
Purchase of remaining interest of consolidated subsidiary	—	(740)	—	—	—	—
Net change in unrealized gains and losses on investments	—	—	9,240	—	—	—
Net realized gain reclassification	—	—	(2,256)	—	—	—
Foreign currency translation	—	—	2,919	—	—	—
Net earnings attributable to noncontrolling interests	—	—	—	—	—	9,795
Subsidiary dividends paid to noncontrolling interests	—	—	—	—	—	(9,512)
Net effect of changes in ownership and other	—	—	—	—	—	(1,960)

Balances at December 31, 2012	19,756	133,685	26,584	391,447	(2,666)	11,566

NOTE 14

Share-based incentives. The Company granted restricted Common Stock with a fair value of $1.3 million in October 2012. These restricted Common Stock awards vest over three years. In March 2011, the Company granted 51,000 shares of fully vested, unrestricted Common Stock with a fair value of $0.6 million, which was recorded as compensation expense. Also in March 2011, the Company granted 37,000 shares of restricted Common Stock with a fair value of $0.4 million. The restricted Common Stock awards vest 20% over five years beginning in March 2011. Compensation expense associated with restricted stock awards will be recognized over the vesting period.

In March 2010, the Company granted 51,000 shares of fully vested, unrestricted Common Stock with a fair value of $0.7 million, which was recorded as compensation expense. Also in March 2010, the Company granted 37,000 shares of restricted Common Stock with a fair value of $0.5 million. The restricted Common Stock awards vest 20% over five years beginning in March 2010. Compensation expense associated with restricted stock awards will be recognized over this vesting period.

NOTE 15

Earnings per share. The Company’s basic earnings per share is calculated by dividing net earnings (loss) by the weighted-average number of shares of Common Stock and Class B Common Stock outstanding during the reporting period.

To calculate diluted earnings per share, net income and number of shares are adjusted for the effects of any dilutive shares. Using the if-converted method, net earnings are adjusted for interest expense, net of any tax effects, applicable to the Convertible Senior Notes discussed in Note 10. The number of shares is adjusted by adding the number of dilutive shares, assuming they are issued, during the same reporting period. The treasury stock method is used to calculate the dilutive number of shares related to the Company’s stock option plan.

For the three years ended December 31, 2012, the Company did not have any dilutive shares under the treasury stock method mentioned above since the exercise prices of the options were greater than the weighted-average market value of the shares, which excludes them from the diluted earnings calculation.

There were no calculations of diluted earnings per share for the year ended December 31, 2011 using the if-converted method, as the add back of the tax affected interest expense on the convertible debt resulted in antidilution. Additionally, since the Company reported a net loss for the year ended December 31, 2010, there was no calculation of diluted earnings per share under the if-converted method.

The calculation of the diluted earnings per share using the if-converted method is as follows:

	For the Years Ended December 31,
	2012	2011	2010
	($000 omitted)
Numerator:
Net earnings (loss) attributable to Stewart	109,182	2,348	(12,582)
Interest expense, net of tax effects	3,139	—	—

If-converted net earnings (loss) attributable to Stewart	112,321	2,348	(12,582)

Denominator (000):
Basic average shares outstanding	19,294	19,131	18,313
Dilutive average number of shares relating to convertible senior notes	5,047	—	—
Dilutive average number of shares relating to restricted shares grant	43	—	—

Dilutive average shares outstanding	24,384	19,131	18,313

Diluted earnings per share attributable to Stewart	4.61	0.12	(0.69)

NOTE 16

Reinsurance. As is industry practice, the Company cedes risks to other title insurance underwriters and reinsurers on certain transactions. However, the Company remains liable if the reinsurer should fail to meet its obligations. The Company also assumes risks from other underwriters on a transactional basis as well as on certain reinsurance treaties. Payments and recoveries on reinsured losses were insignificant during each of the years ended December 31, 2012, 2011, and 2010. The total amount of premiums for assumed and ceded risks was less than 1% of consolidated title revenues in each of the last three years.

NOTE 17

Leases. Lease expense was $39.1 million, $41.4 million and $45.2 million in 2012, 2011 and 2010, respectively. The future minimum lease payments are summarized as follows (in thousands of dollars):

2013	35,232
2014	28,549
2015	23,549
2016	16,004
2017	6,961
2018 and after	5,053

115,348

NOTE 18

Contingent liabilities and commitments. The Company routinely holds third-party funds in segregated escrow accounts pending the closing of real estate transactions resulting in a contingent liability to the Company of approximately $731.6 million at December 31, 2012. In addition, the Company is contingently liable for disbursements of escrow funds held by agencies in those cases where specific insured closing guarantees have been issued.

The Company owns a qualified intermediary in tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code. The Company holds the proceeds from these transactions until a qualifying exchange can occur. This resulted in a contingent liability to the Company of approximately $448.9 million at December 31, 2012. As is industry practice, these escrow and Section 1031 exchanger fund accounts are not included in the consolidated balance sheets.

In the ordinary course of business, the Company guarantees the third-party indebtedness of certain of its consolidated subsidiaries. As of December 31, 2012, the maximum potential future payments on the guarantees are not more than the related notes payable recorded in the consolidated balance sheets (Note 10). The Company also guarantees the indebtedness related to lease obligations of certain of its consolidated subsidiaries. The maximum future obligations arising from these lease-related guarantees are not more than the Company’s future minimum lease payments (Note 17). In addition, as of December 31, 2012, the Company had guarantees of indebtedness owed by certain third parties related to business expansion and unused letters of credit aggregating to $4.1 million, primarily related to workers’ compensation coverage.

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

The jury returned a verdict of no damages, favorable to STGC and STGM, on April 29, 2011. Judgment was entered on June 30, 2011. Both Citigroup Global Markets Realty Corp. and K.R. Playa VI, S de R.L. de C.V. subsequently filed motions for new trial and motions for judgment notwithstanding the verdict, which the State District Court denied by orders dated September 12, 2011. Citigroup Global Markets Realty Corp. and K.R. Playa VI, S de R.L. de C.V. have appealed the Judgment to the Houston Court of Appeals, and oral argument originally scheduled for February 14, 2013 has been postponed by agreement of the parties and order of the Court. The parties are awaiting notification of a new date for the oral argument. The Company does not believe that the ultimate outcome will materially affect its consolidated financial condition or results of operations.

* * *

In January 2009, an action was filed by individuals against STGC, Stewart Title of California, Inc., Cuesta Title Company and others in the Superior Court of California for the County of San Luis Obispo alleging that the plaintiffs have suffered damages relating to loans they made through Hurst Financial Corporation to an individual named Kelly Gearhart and entities controlled by Gearhart. Thereafter, several other lawsuits making similar allegations, including a lawsuit filed by several hundred individuals, were filed in San Luis Obispo Superior Court, and one such lawsuit was removed to the United States District Court for the Central District of California. The defendants vary from case to case, but Stewart Information Services Corporation, Stewart Title Company and Stewart Title Insurance Company have also each been sued in at least one of the cases. Each of the complaints alleges some combination of the following purported causes of action: breach of contract, negligence, fraud, aiding and abetting fraud, constructive fraud, breach of fiduciary duty, breach of implied covenant of good faith and fair dealing, financial elder abuse, violation of California Business and Professions Code Section 17200, negligent misrepresentation, conversion, conspiracy, alter ego and declaratory relief. The San Luis Obispo Superior Court has sustained demurrers by the Company with regard to certain causes of action and has overruled the demurrers as to certain causes of action. The United States District Court for the Central District of California granted the Company’s motion to dismiss the First Amended Complaint as to the claim for violation of the Racketeer Influenced and Corrupt Organizations Act, with prejudice, and remanded the remainder of that case to the San Luis Obispo Superior Court. Thereafter, the San Luis Obispo Superior Court issued (i) an order assigning all the cases to a single judge, (ii) an Order Coordinating Related Cases for Pre-Trial Purposes, and (iii) a First Case Management Order for the Related Cases. Discovery is ongoing. On December 11, 2012, the Court denied the Company’s motion for summary judgment and summary adjudication seeking the dismissal of certain plaintiffs’ claims. On December 14, 2012, the Court issued a Ruling and Order Regarding Selection of Discovery Pool, Trial Group and Pre-Trial Deadlines (amended on January 8, 2013), in which it established a mechanism for the selection of eight plaintiffs for whom all discovery and dispositive motions would be completed and a trial held starting on July 29, 2013. The December 14, 2012 Ruling and Order also set forth deadlines for discovery activities, designating experts, depositions and motions for summary judgment. There may be additional discovery, motions and trials subsequent to the July 29th trial. Although the Company cannot predict the outcome of these actions, it is vigorously defending itself against the allegations and does not believe that the ultimate outcome will materially affect its consolidated financial condition or results of operations.

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

As of July 25, 2012, the Company has obtained dismissals of the claims in Arkansas, California, Delaware, Florida, Massachusetts, New Jersey, New York, Ohio, Pennsylvania (where the court dismissed the damages claims and granted defendants summary judgment on the injunctive claims), Texas and Washington. The Company filed a motion to dismiss in West Virginia (where all proceedings have been stayed and the docket closed). The dismissals in New York and Texas have been affirmed by the United States Courts of Appeals for the Second and Fifth Circuits, respectively, and on October 4, 2010, the United States Supreme Court denied the plaintiffs’ petitions for review of those decisions. The United States Court of Appeals for Sixth Circuit has affirmed the dismissal of the Ohio complaints, the Court of Appeals for the Third Circuit has affirmed the dismissals of the Delaware and New Jersey complaints, and the Court of Appeals for the Second Circuit has affirmed the dismissal of the RESPA claims in New York. On October 25, 2012, the plaintiffs in the Delaware action petitioned the United States Supreme Court to review the decision of the Third Circuit; and the Company filed an opposition to the petition on January 14, 2013. Although the Company cannot predict the outcome of these actions, it is vigorously defending itself against the allegations and does not believe that the outcome will materially affect its consolidated financial condition or results of operations.

* * *

Van Buren Estates, LLC, Van Buren Estates LLC II, and Van Buren Estates, LP commenced an action in the Superior Court of California, County of Riverside on or about March 26, 2010 against Stewart Title of California, Inc. and STGC alleging among other things, negligence, breach of contract, breach of the implied covenant of good faith and fair dealing, specific performance, promissory estoppel and punitive damages. Stewart Title of California, Inc. settled prior to trial. STGC filed a motion for summary judgment which was granted in part. Subsequent to the summary judgment motion, Van Buren Estates, LP was the sole remaining plaintiff. A jury trial commenced on January 30, 2012. Among the issues involved was STGC’s position that no title policy had been issued in favor of the remaining plaintiff. The trial concluded on March 5, 2012 with a jury verdict in favor of the plaintiff on the issues of liability and damages in the aggregate amount of approximately $6.5 million. The parties had stipulated at trial that the cost to cure the title defect at issue in the case was $0.4 million, less than the amount previously paid by Stewart Title of California, Inc. Judgment was entered on April 10, 2012. STGC filed motions for new trial and for judgment notwithstanding the verdict. The court granted the motion for judgment notwithstanding the verdict in part and reduced the judgment to approximately $4.2 million. An amended judgment was entered on July 10, 2012. STGC filed its notice of appeal of the $4.2 million amended judgment on July 19, 2012. During the course of the appeal, STGC and the Van Buren entities agreed to settle the case. Although they have approved of the settlement between STGC and the Van Buren entities, two secured creditors of the Van Buren entities are disputing between themselves entitlement to the settlement proceeds. STGC will disburse the settlement proceeds as directed by the court and file a dismissal with prejudice, thereby finally resolving this matter.

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

NOTE 20

Segment information. Subsequent to the appointment of a new Chief Executive Officer, the Company reorganized the senior management team and updated its long-term business strategy in fiscal 2012. As a result of these events, we have revised our reportable operating segments to align with the current management of the business. The segment information for prior periods presented has been restated. The Company’s three reportable operating segments are title insurance and related services (title), mortgage services and corporate.

The title segment provides services needed to transfer the title in a real estate transaction. These services include searching, examining, closing and insuring the condition of the title to real property. The title segment also includes home and personal insurance services and Internal Revenue Code Section 1031 tax-deferred exchanges.

The mortgage services segment includes a diverse group of products and services serving multiple markets. Mortgage services provides loan origination and servicing support; loan review services; loss mitigation; REO asset management; and technology to support the real estate process. The single largest customer of the mortgage services segment accounted for 71.1%, 62.9%, and 50.0% of mortgage services revenues in 2012, 2011 and 2010, respectively.

The corporate segment consists of the expenses relating to the parent holding company and certain other unallocated corporate overhead expenses.

The Company does not provide asset information by reportable operating segment as it does not routinely evaluate the asset position by segment.

	Title	Mortgage Services	Corporate	Total
	($000 omitted)
2012:
Revenues	1,713,082	178,015	19,315	1,910,412
Intersegment revenues	—	8,158	3,836	11,994
Depreciation and amortization	6,143	4,107	7,533	17,783
Earnings (loss) before taxes and noncontrolling interests	147,628	48,633	(106,923)	89,338
2011:
Revenues	1,494,557	123,601	16,748	1,634,906
Intersegment revenues	—	15,675	3,025	18,700
Depreciation and amortization	7,691	4,774	7,077	19,542
Earnings (loss) before taxes and noncontrolling interests	89,438	33,386	(104,805)	18,019
2010:
Revenues	1,523,742	114,328	34,320	1,672,390
Intersegment revenues	—	15,922	3,244	19,166
Depreciation and amortization	9,682	4,250	7,490	21,422
Earnings (loss) before taxes and noncontrolling interests	82,062	22,059	(101,196)	2,925

Revenues for the years ended December 31 in the United States and all international operations follow:

	2012	2011	2010
	($000 omitted)
United States	1,791,316	1,515,378	1,564,057
International	119,096	119,528	108,333

	1,910,412	1,634,906	1,672,390

NOTE 21

Quarterly financial information (unaudited).

	Mar 31	June 30		Sept 30		Dec 31	Total
	($000 omitted, except per share)
Revenues:
2012	384,987	483,712		520,741		520,972	1,910,412
2011	366,417	404,883		418,529		445,077	1,634,906
Net earnings (loss) attributable to Stewart:
2012	(12,157)	24,911		34,668		61,760	109,182
2011	(10,293)	5,940		4,542		2,159	2,348
Diluted earnings (loss) per share attributable to Stewart(1):
2012	(0.63)	1.05		1.45		2.56	4.61
2011	(0.55)	0.28	(2)	0.22	(2)	0.11	0.12

(1)	Quarterly per share data may not sum to annual totals due to rounding or effects of dilution in particular quarters but not in annual totals.
(2)	The diluted earnings per share attributable to Stewart was primarily due to dilutive effects of the Convertible Senior Notes (Note 10) using the if-converted method (Note 15).

SCHEDULE I

STEWART INFORMATION SERVICES CORPORATION

(Parent Company)

STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

	For the Years Ended December 31,
	2012	2011	2010
	($000 omitted)
Revenues
Investment income, including $0, $0 and $22 from affiliates	579	74	86
Other (losses) gains	(3,358)	(3,770)	3,109
Other income	380	235	68

	(2,399)	(3,461)	3,263
Expenses
Employee costs	5,192	2,168	1,388
Other operating expenses, including $305, $177 and $144 to affiliates	1,674	451	5,796
Depreciation and amortization	802	893	862
Interest	4,615	4,639	4,658

	12,283	8,151	12,704
Loss before tax expense (benefit) and loss from subsidiaries	(14,682)	(11,612)	(9,441)
Income tax expense (benefit)	34	79	(277)
Less (earnings) loss from subsidiaries	(123,898)	(14,039)	3,418

Net income (loss)	109,182	2,348	(12,582)
Retained earnings at beginning of year	284,097	282,666	296,116
Cash dividends on Common Stock ($0.10 per share in 2012 and $0.05 per share in 2011 and 2010)	(1,832)	(917)	(868)

Retained earnings at end of year	391,447	284,097	282,666

See accompanying note to financial statement information.

STEWART INFORMATION SERVICES CORPORATION

(Parent Company)

BALANCE SHEETS

	As of December 31,
	2012	2011
	($000 omitted)
Assets
Cash and cash equivalents	10,725	4,170
Receivables:
Notes	14	15
Other, including $3 and $191 from affiliates	43	476
Allowance for uncollectible amounts	(14)	(15)

	43	476
Property and equipment, at cost:
Buildings	—	2,287
Furniture and equipment	3,109	3,209
Accumulated depreciation	(2,347)	(2,429)

	762	3,067
Title plant, at cost	48	48
Investments in subsidiaries, on an equity method basis	626,994	504,897
Goodwill	8,470	8,470
Other assets	16,797	17,136

	663,839	538,264

Liabilities
Convertible senior notes	64,687	64,513
Accounts payable and accrued liabilities, including $3 and $104 from affiliates	30,346	23,537

	95,033	88,050
Contingent liabilities and commitments
Stockholders’ equity
Common Stock – $1 par, authorized 50,000,000; issued 18,705,914 and 18,605,993; outstanding 18,353,753 and 18,253,832	18,706	18,606
Class B Common Stock– $1 par, authorized 1,500,000; issued and outstanding 1,050,012	1,050	1,050
Additional paid-in capital	133,685	132,446
Retained earnings(1)	391,447	284,097
Accumulated other comprehensive earnings:
Foreign currency translation adjustments	12,169	9,250
Unrealized investment gains	14,415	7,431
Treasury stock – 352,161 and 352,161 common shares, at cost	(2,666)	(2,666)

Total stockholders’ equity	568,806	450,214

	663,839	538,264

(1)	Includes undistributed earnings of subsidiaries of $466,442 in 2012 and $344,376 in 2011.

See accompanying note to financial statement information.

STEWART INFORMATION SERVICES CORPORATION

(Parent Company)

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2012	2011	2010
	($000 omitted)
Reconciliation of net earnings (loss) to cash provided (used) by operating activities:
Net earnings (loss)	109,182	2,348	(12,582)
Add (deduct):
Depreciation and amortization	802	893	862
Provision for bad debt	(1)	(2)	(96)
Other losses (gains)	3,358	3,770	(3,109)
Decrease (increase) in receivables – net	433	(218)	1,173
Increase in other assets – net	(229)	(1,171)	(130)
Increase (decrease) in payables and accrued liabilities – net	16,747	3,941	(1,007)
(Earnings) loss from subsidiaries	(123,898)	(14,039)	3,418
Other – net	1,899	3,213	2,735

Cash provided (used) by operating activities	8,293	(1,265)	(8,736)
Investing activities:
Cash paid for loan guarantee obligation	—	(4,318)	—
Proceeds from the sale of (purchases of) property and equipment – net	1,593	3,070	(3,016)
Collections on notes receivables	1	9	12,842
Proceeds from the sale of land and buildings	—	—	6,323
Contributions to subsidiaries	(1,500)	—	—

Cash provided (used) by investing activities	94	(1,239)	16,149
Financing activities:
Dividends paid	(1,832)	(917)	(868)

Cash (used) provided by financing activities	(1,832)	(917)	(868)

Increase (decrease) in cash and cash equivalents	6,555	(3,421)	6,545
Cash and cash equivalents at beginning of year	4,170	7,591	1,046

Cash and cash equivalents at end of year	10,725	4,170	7,591

Supplemental information:
Income taxes paid	149	82	—
Interest paid	—	3,900	3,900

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

Interest of $3.9 million on the convertible senior notes was paid by a subsidiary in 2012. In addition, a portion of the senior convertible notes was converted subsequent to December 31, 2012 as discussed in Note 10 to the consolidated financial statements.

SCHEDULE II

STEWART INFORMATION SERVICES CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

December 31, 2012

Col. A	Col. B	Col. C Additions		Col. D Deductions			Col. E
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts (describe)	(Describe)			Balance At end of period
	($000 omitted)
Stewart Information Services Corporation and subsidiaries:
Year ended December 31, 2010:
Estimated title losses	503,475	148,438	—	156,064	(A	)	495,849
Valuation allowance for deferred tax assets	93,080	(1,146)	—	—			91,934
Allowance for uncollectible amounts	20,501	4,186	—	5,249	(B	)	19,438
Year ended December 31, 2011:
Estimated title losses	495,849	142,101	—	135,339	(A	)	502,611
Valuation allowance for deferred tax assets	91,934	(7,163)	—	—			84,771
Allowance for uncollectible amounts	19,438	1,318	—	4,700	(B	)	16,056
Year ended December 31, 2012:
Estimated title losses	502,611	140,029	—	122,265	(A	)	520,375
Valuation allowance for deferred tax assets	84,771	(72,635)	—	—			12,136
Allowance for uncollectible amounts	16,056	3,201	—	6,434	(B	)	12,823
Stewart Information Services Corporation – Parent Company:
Year ended December 31, 2010:
Allowance for uncollectible amounts	635	(96)	—	462	(B	)	77
Year ended December 31, 2011:
Allowance for uncollectible amounts	77	—	—	62	(B	)	15
Year ended December 31, 2012:
Allowance for uncollectible amounts	15	1	—	2	(B	)	14

(A)	Represents primarily payments of policy and escrow losses and loss adjustment expenses.
(B)	Represents uncollectible accounts written off.

INDEX TO EXHIBITS

Exhibit

3.1	—	Amended and Restated Certificate of Incorporation of the Registrant, dated May 1, 2009 (incorporated by reference in this report from Exhibit 3.1 of the Current Report on Form 8-K filed May 5, 2009)

3.2	—	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant, dated April 30, 2010 (incorporated by reference in this report from Exhibit 3.2 of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010)

3.3	—	Amended and Restated By-Laws of the Registrant, as of January 17, 2012 (incorporated by reference in this report from Exhibit 3.1 of the Current Report on Form 8-K filed January 20, 2012)

4.1	—	Rights of Common and Class B Common Stockholders (incorporated by reference to Exhibits 3.1 and 3.2 hereto)

4.2	—	Indenture related to 6.0% Convertible Senior Notes due 2014, dated as of October 15, 2009, by and between the Registrant, the Guarantors party thereto, and Wells Fargo Bank N.A., as trustee (incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K filed October 15, 2009)

4.3	—	Form of 6.00% Convertible Senior Note due 2014 (incorporated by reference to Exhibit 4.2 hereto)

10.1 †	—	Deferred Compensation Agreements dated March 10, 1986, amended July 24, 1990 and October 30, 1992, between the Registrant and certain executive officers (incorporated by reference in this report from Exhibit 10.2 of the Annual Report on Form 10-K for the year ended December 31, 1997)

10.2 †	—	Stewart Information Services Corporation 1999 Stock Option Plan (incorporated by reference in this report from Exhibit 10.3 of the Annual Report on Form 10-K for the year ended December 31, 1999)

10.3 †	—	Stewart Information Services Corporation 2002 Stock Option Plan for Region Managers (incorporated by reference in this report from Exhibit 10.4 of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2002)

10.4 †	—	Stewart Information Services Corporation 2005 Long-Term Incentive Plan, as amended and restated May 1, 2009 (incorporated by reference in this report from Exhibit 10.1 of the Current Report on Form 8-K filed May 5, 2009)

10.5 †	—	Stewart Information Services Corporation 2008 Strategic Incentive Pool Plan (incorporated by reference in this report from Exhibit 10.1 of the Current Report on Form 8-K filed May 14, 2008)

10.6 †	—	Employment Agreement entered into as of October 1, 2012 and effective as of January 1, 2012, by and between Stewart Information Services Corporation and Matthew W. Morris (incorporated by reference in this report from Exhibit 10.1 of the Current Report on Form 8-K filed October 5, 2012)

Exhibit

10.7 †	—	Employment Agreement entered into as of October 1, 2012 and effective as of January 1, 2012, by and between Stewart Information Services Corporation and Joseph Allen Berryman (incorporated by reference in this report from Exhibit 10.2 of the Current Report on Form 8-K filed October 5, 2012)

10.8 †*	—	Employment Agreement entered into as of October 1, 2012 and effective as of January 1, 2012, by and between Stewart Information Services Corporation and Steven M. Lessack

10.9 †*	—	Employment Agreement entered into as of October 12, 2012 and effective as of January 1, 2012, by and between Stewart Information Services Corporation and Jason R. Nadeau

10.10 †*	—	Employment Agreement entered into as of October 16, 2012 and effective as of January 1, 2012, by and between Stewart Information Services Corporation and Glenn H. Clements

10.11 †*	—	Employment Agreement entered into as of February 21, 2013 and effective as of January 1, 2012, by and between Stewart Information Services Corporation and Stewart Morris, Jr.

10.12 †*	—	Employment Agreement entered into as of February 21, 2013 and effective as of January 1, 2012, by and between Stewart Information Services Corporation and Malcolm S. Morris

14.1	—	Code of Ethics for Chief Executive Officers, Principal Financial Officer and Principal Accounting Officer (incorporated by reference in this report from Exhibit 14.1 of the Annual Report on Form 10-K for the year ended December 31, 2004)

21.1 *	—	Subsidiaries of the Registrant

23.1 *	—	Consent of KPMG LLP, including consent to incorporation by reference of their reports into previously filed Securities Act registration statements

31.1 *	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS **	—	XBRL Instance Document

101.SCH **	—	XBRL Taxonomy Extension Schema Document

101.CAL **	—	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit

101.DEF **	—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	—	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
†	Management contract or compensatory plan
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed furnished and not filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

Exhibits have been omitted. A complete copy of this Annual Report on Form 10-K,

including these exhibits, can be viewed at www.stewart.com.