Form 10-Q
period 2013-03-31
STEWART INFORMATION SERVICES CORP
filed 2013-05-03
CIK 94344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On April 30, 2013, the following shares of each of the issuer’s classes of common stock were outstanding:

Common, $1 par value	21,371,809
Class B Common, $1 par value	1,050,012

FORM 10-Q QUARTERLY REPORT

QUARTER ENDED MARCH 31, 2013

As used in this report, “we,” “us,” “our,” the “Company” and “Stewart” mean Stewart Information Services Corporation and our subsidiaries, unless the context indicates otherwise.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE EARNINGS (LOSS)

	For the Three Months Ended March 31,
	2013	2012
	($000 omitted, except per share)
Revenues
Title insurance:
Direct operations	158,544	150,333
Agency operations	227,662	196,321
Mortgage services	37,172	33,760
Investment income	3,643	3,128
Investment and other (losses) gains – net	(3,307)	1,445

	423,714	384,987
Expenses
Amounts retained by agencies	187,065	162,548
Employee costs	136,830	128,233
Other operating expenses	63,797	64,863
Title losses and related claims	23,563	31,387
Depreciation and amortization	4,358	4,524
Interest	954	1,364

	416,567	392,919
Earnings (loss) before taxes and noncontrolling interests	7,147	(7,932)
Income tax expense	2,389	2,823

Net earnings (loss)	4,758	(10,755)
Less net earnings attributable to noncontrolling interests	1,551	1,402

Net earnings (loss) attributable to Stewart	3,207	(12,157)

Net earnings (loss)	4,758	(10,755)
Other comprehensive (loss) earnings:
Foreign currency translation	(4,246)	3,495
Change in unrealized gains on investments	1,634	3,528
Reclassification of adjustment for gains included in net earnings (loss)	(392)	(769)

Other comprehensive (loss) earnings, before taxes	(3,004)	6,254
Income tax benefit related to items of other comprehensive (loss) earnings	(559)	—

Other comprehensive (loss) earnings, net of taxes	(2,445)	6,254

Comprehensive earnings (loss)	2,313	(4,501)
Less comprehensive earnings attributable to noncontrolling interests	1,551	1,402

Comprehensive earnings (loss) attributable to Stewart	762	(5,903)

Basic and diluted average shares outstanding (000)	20,958	19,256
Basic and diluted earnings (loss) per share attributable to Stewart	0.15	(0.63)

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of March 31, 2013	As of December 31, 2012
	($000 omitted)
Assets
Cash and cash equivalents	169,688	196,471
Cash and cash equivalents – statutory reserve funds	5,688	12,067

	175,376	208,538
Short-term investments	36,146	37,025
Investments in debt and equity securities available-for-sale, at fair value:
Statutory reserve funds	450,155	444,579
Other	71,895	58,680

	522,050	503,259
Receivables:
Notes	5,314	8,483
Premiums from agencies	36,511	45,458
Income taxes	3,899	3,259
Trade and other receivables	50,372	56,311
Allowance for uncollectible amounts	(10,443)	(12,823)

	85,653	100,688
Property and equipment, at cost
Land	5,848	5,848
Buildings	26,759	26,887
Furniture and equipment	243,836	241,694
Accumulated depreciation	(221,535)	(219,715)

	54,908	54,714
Title plants, at cost	78,051	77,360
Real estate, at lower of cost or net realizable value	3,782	3,941
Investments in investees, on an equity method basis	13,206	13,891
Goodwill	220,983	220,955
Intangible assets, net of amortization	6,648	7,015
Deferred tax asset	6,844	7,562
Other assets	59,008	56,229

	1,262,655	1,291,177

Liabilities
Notes payable	6,426	6,481
Convertible senior notes	27,767	64,687
Accounts payable and accrued liabilities	95,947	116,617
Estimated title losses	508,756	520,375
Deferred tax liability	2,645	2,645

	641,541	710,805
Contingent liabilities and commitments
Stockholders’ equity
Common and Class B Common Stock and additional paid-in capital	193,803	153,441
Retained earnings	394,654	391,447
Accumulated other comprehensive earnings:
Foreign currency translation adjustments	8,917	12,169
Unrealized investment gains on investments	15,222	14,415
Treasury stock – 352,161 common shares, at cost	(2,666)	(2,666)

Stockholders’ equity attributable to Stewart	609,930	568,806
Noncontrolling interests	11,184	11,566

Total stockholders’ equity (22,421,821 and 19,403,765 shares outstanding)	621,114	580,372

	1,262,655	1,291,177

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2013	2012
	($000 omitted)
Reconciliation of net earnings (loss) to cash used by operating activities:
Net earnings (loss)	4,758	(10,755)
Add (deduct):
Depreciation and amortization	4,358	4,524
Provision for bad debt	1,091	704
Investment and other losses (gains) – net	3,307	(1,445)
Payments for title losses in excess of provisions	(10,119)	(3,278)
Insurance recoveries of title losses	—	2,607
Decrease (increase) in receivables – net	13,425	(1,543)
Increase in other assets – net	(845)	(3,142)
Decrease in payables and accrued liabilities – net	(20,690)	(10,392)
Increase in net deferred income taxes	1,276	1,752
Net earnings from equity investees	(1,475)	(431)
Dividends received from equity investees	1,557	674
Other – net	(33)	389

Cash used by operating activities	(3,390)	(20,336)
Investing activities:
Proceeds from investments available-for-sale matured and sold	15,255	39,639
Purchases of investments available-for-sale	(36,279)	(38,668)
Purchases of property and equipment and title plants – net	(4,259)	(4,662)
Proceeds from the sale of land, buildings, and furniture and equipment	81	3,388
Cash paid for acquisitions of subsidiaries and other – net	(296)	(46)
Other – net	259	(189)

Cash used by investing activities	(25,239)	(538)
Financing activities:
Payments on notes payable	(455)	(4,301)
Proceeds from notes payable	400	—
Purchase of remaining interest of consolidated subsidiary	(723)	—
Distributions to noncontrolling interests	(2,226)	(1,682)
Cash payments for settlement of debt	(742)	—

Cash used by financing activities	(3,746)	(5,983)
Effects of changes in foreign currency exchange rates	(787)	1,125

Decrease in cash and cash equivalents	(33,162)	(25,732)
Cash and cash equivalents at beginning of period	208,538	140,843

Cash and cash equivalents at end of period	175,376	115,111

Supplemental information:
Retirement of Convertible Senior Notes with issuance of Common Stock	37,095	—
Receipt of partial building ownership in exchange for debt forgiveness	—	1,255
Changes in financial statement amounts due to the acquisition of subsidiaries:
Goodwill	28	2,550
Receivables and other assets acquired	(44)	(2,067)
Liabilities acquired	312	(437)

Cash paid for acquisitions of subsidiaries and other – net	296	46

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1

Interim financial statements. The financial information contained in this report for the three months ended March 31, 2013 and 2012 is unaudited. This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

C. Reclassifications. Certain amounts in the 2012 interim financial statements have been reclassified for comparative purposes. Net earnings (losses) attributable to Stewart, as previously reported, were not affected.

D. Recent Significant Accounting Pronouncements. In February 2013, the Financial Accounting Standards Board (FASB) issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-02). The amendments in ASU 2013-02 require an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. The amendments are effective prospectively for reporting periods beginning after December 15, 2012. The adoption of the amended standard on January 1, 2013 did not have a material impact on the Company’s consolidated financial statements.

NOTE 2

Investments in debt and equity securities. The amortized costs and fair values follow:

	March 31, 2013		December 31, 2012
	Amortized costs	Fair values	Amortized costs	Fair values
	($000 omitted)
Debt securities:
Municipal	38,312	38,625	18,012	19,011
Corporate and utilities	269,246	287,484	268,874	287,528
Foreign	165,860	168,166	168,084	169,009
U.S. Government	14,343	15,622	15,243	16,638
Equity securities	10,870	12,153	10,870	11,073

	498,631	522,050	481,083	503,259

Gross unrealized gains and losses were:

	March 31, 2013		December 31, 2012
	Gains	Losses	Gains	Losses
	($000 omitted)
Debt securities:
Municipal	627	314	1,006	7
Corporate and utilities	18,781	543	19,141	486
Foreign	2,374	68	1,210	286
U.S. Government	1,279	—	1,395	—
Equity securities	1,284	1	278	75

	24,345	926	23,030	854

Debt securities as of March 31, 2013 mature, according to their contractual terms, as follows (actual maturities may differ due to call or prepayment rights):

	Amortized costs	Fair values
	($000 omitted)
In one year or less	74,930	74,983
After one year through five years	163,686	170,006
After five years through ten years	217,605	231,292
After ten years	31,540	33,616

	487,761	509,897

As of March 31, 2013, gross unrealized losses on investments and the fair values of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were:

	Less than 12 months		More than 12 months		Total
	Losses	Fair values	Losses	Fair values	Losses	Fair values
	($000 omitted)
Debt securities:
Municipal	295	23,131	19	1,297	314	24,428
Corporate and utilities	543	34,715	—	—	543	34,715
Foreign	20	7,234	48	58,395	68	65,629
Equity securities	1	767	—	—	1	767

	859	65,847	67	59,692	926	125,539

The number of investments in an unrealized loss position as of March 31, 2013 was 37. Since the Company does not intend to sell and will more-likely-than-not maintain each debt security until its anticipated recovery, and no significant credit risk is deemed to exist, these investments are not considered other-than-temporarily impaired.

As of December 31, 2012, gross unrealized losses on investments and the fair values of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were:

	Less than 12 months		More than 12 months		Total
	Losses	Fair values	Losses	Fair values	Losses	Fair values
	($000 omitted)
Debt securities:
Municipal	7	697	—	—	7	697
Corporate and utilities	486	30,538	—	—	486	30,538
Foreign	168	41,056	118	59,538	286	100,594
Equity securities:	75	2,197	—	—	75	2,197

	736	74,488	118	59,538	854	134,026

The Company believes its investment portfolio is diversified and expects no material loss to result from the failure to perform by issuers of the debt securities it holds. Investments made by the Company are not collateralized. Foreign debt securities primarily include Canadian government bonds, Canadian corporate bonds and United Kingdom treasury bonds.

NOTE 3

Fair value measurements. The Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal, or most advantageous, market for the asset or liability in an orderly transaction between market participants at the measurement date. The Fair Value Measurements and Disclosures Topic establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs when possible. The three levels of inputs used to measure fair value are as follows:

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

As of March 31, 2013, financial instruments measured at fair value on a recurring basis are summarized below:

	Level 1	Level 2	Fair value measurements
	($000 omitted)
Short-term investments	36,146	—	36,146
Investments available-for-sale:
Debt securities:
Municipal	—	38,625	38,625
Corporate and utilities	—	287,484	287,484
Foreign	—	168,166	168,166
U.S. Government	—	15,622	15,622
Equity securities	12,153	—	12,153

	48,299	509,897	558,196

As of December 31, 2012, financial instruments measured at fair value on a recurring basis are summarized below:

	Level 1	Level 2	Fair value measurements
	($000 omitted)
Short-term investments	37,025	—	37,025
Investments available-for-sale:
Debt securities:
Municipal	—	19,011	19,011
Corporate and utilities	—	287,528	287,528
Foreign	—	169,009	169,009
U.S. Government	—	16,638	16,638
Equity securities	11,073	—	11,073

	48,098	492,186	540,284

As of March 31, 2013, Level 1 financial instruments consist of short-term investments, other long-term investments and equity securities. Level 2 financial instruments consist of governmental, corporate and utilities bonds, both U.S. and foreign. In accordance with the Company’s policies and guidelines, which incorporate relevant statutory requirements, the Company’s third party, registered investment manager invests only in securities rated as investment grade or higher by the major rating services, where observable valuation inputs are significant. All municipal, foreign, and U.S. Government bonds are valued using a third-party pricing service, and the corporate bonds are valued using the market approach, which includes three to ten inputs from relevant market sources, including Financial Industry Regulatory Authority’s (FINRA) Trade Reporting and Compliance Engine (TRACE) and independent broker/dealer quotes, bids and offerings, as well as other relevant market data, such as securities with similar characteristics (i.e. sector, rating, maturity, etc.). Broker/dealer quotes, bids and offerings mentioned above are gathered (typically three to ten) and a consensus risk premium spread (credit spread) over risk-free Treasury yields is developed from the inputs obtained, which is then used to calculate the resulting fair value.

NOTE 4

Investment income. Gross realized investment and other gains and losses follows:

	For the Three Months Ended March 31,
	2013	2012
	($000 omitted)
Realized gains	2,377	1,472
Realized losses	(5,684)	(27)

	(3,307)	1,445

Expenses assignable to investment income were insignificant. There were no significant investments as of March 31, 2013 that did not produce income during the year.

Proceeds from the sales of investments available-for-sale follows:

	For the Three Months Ended March 31,
	2013	2012
	($000 omitted)
Proceeds from sales of investments available-for-sale	8,044	33,364

For the three months ended March 31, 2013, investment and other (losses) gains – net included a $5.4 million non-cash charge relating to the early retirement of convertible senior notes offset by a $1.7 million gain on non-title-related insurance policy proceeds.

NOTE 5

Share-based incentives. The Company granted restricted Common Stock with a fair value of $1.3 million in January 2013 if certain corporate performance goals are attained. These restricted Common Stock awards vest over a period up to three years. Compensation expense associated with restricted stock awards will be recognized over this vesting period.

NOTE 6

Earnings per share. The Company’s basic earnings (loss) per share attributable to Stewart was calculated by dividing net earnings (loss) attributable to Stewart by the weighted-average number of shares of Common Stock and Class B Common Stock outstanding during the reporting periods.

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

For the three months ended March 31, 2013, the Company did not have any dilutive shares under the treasury stock method mentioned above since the exercise prices of the options were greater than the weighted-average market value of the shares, which excludes them from the diluted earnings calculation.

Since the Company reported a net loss for the three months ended March 31, 2012, there was no calculation of diluted earnings per share under the treasury stock method or under the if-converted method.

There were no calculations of diluted earnings per share for the three months ended March 31, 2013 using the if-converted method, as the add back of the tax affected interest expense on the convertible debt resulted in antidilution. Additionally, since the Company reported a net loss for the three months ended March 31, 2012, there was no calculation of diluted earnings per share under the if-converted method.

NOTE 7

Contingent liabilities and commitments. In the ordinary course of business, the Company guarantees the third-party indebtedness of certain of its consolidated subsidiaries. As of March 31, 2013, the maximum potential future payments on the guarantees are not more than the related notes payable recorded in the consolidated balance sheets. The Company also guarantees the indebtedness related to lease obligations of certain of its consolidated subsidiaries. The maximum future obligations arising from these lease-related guarantees are not more than the Company’s future minimum lease payments. In addition, as of March 31, 2013, the Company had guarantees of indebtedness owed by certain third parties related to business expansion and unused letters of credit aggregating to $3.7 million, primarily related to workers’ compensation coverage.

NOTE 8

Segment information. Subsequent to the appointment of a new Chief Executive Officer, the Company reorganized the senior management team and updated its long-term business strategy in fiscal 2012. As a result of these events, the Company revised its reportable operating segments effective with fourth quarter 2012 reporting to align with the current management of the business. Segment information for prior periods presented has been restated. The Company’s three reportable operating segments are title insurance and related services (title), mortgage services and corporate.

Selected statement of operations and comprehensive earnings (loss) information related to these segments follows:

	For the Three Months Ended March,
	2013	2012
	($000 omitted)
Revenues:
Title	381,311	342,906
Mortgage services	42,297	37,792
Corporate	106	4,289

	423,714	384,987

Intersegment revenues:
Title	—	—
Mortgage services	1,966	2,092
Corporate	797	690

	2,763	2,782

Depreciation and amortization:
Title	1,500	1,609
Mortgage services	968	1,049
Corporate	1,890	1,866

	4,358	4,524

Earnings (loss) before taxes and noncontrolling interests:
Title	29,950	14,416
Mortgage services	10,207	7,966
Corporate	(33,010)	(30,314)

	7,147	(7,932)

The Company does not provide asset information by reportable operating segment as it does not routinely evaluate the asset position by segment.

Revenues generated in the United States and all international operations follows:

	For the Three Months Ended March 31,
	2013	2012
	($000 omitted)
United States	402,941	362,226
International	20,773	22,761

	423,714	384,987

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

The jury returned a verdict of no damages, favorable to STGC and STGM, on April 29, 2011. Judgment was entered on June 30, 2011. Both Citigroup Global Markets Realty Corp. and K.R. Playa VI, S de R.L. de C.V. subsequently filed motions for new trial and motions for judgment notwithstanding the verdict, which the State District Court denied by orders dated September 12, 2011. Citigroup Global Markets Realty Corp. and K.R. Playa VI, S de R.L. de C.V. have appealed the Judgment to the Houston Court of Appeals, and oral argument originally scheduled for February 14, 2013 was postponed by agreement of the parties and order of the Court until April 25, 2013. The parties are awaiting the appellate decision. The Company does not believe that the ultimate outcome will materially affect its consolidated financial condition or results of operations.

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

MANAGEMENT’S OVERVIEW

We reported net earnings attributable to Stewart of $3.2 million, or $0.15 per share, for the first quarter 2013, representing an improvement of $15.4 million over the first quarter 2012 net loss of $12.2 million, or $0.63 loss per share. First quarter 2013 results include a non-cash charge of $5.4 million, or $0.26 per share, relating to the early retirement of $37.1 million of our 6% Convertible Senior Notes due 2014 (Notes), as well as a gain of $1.7 million, or $0.08 per share, on non-title-related insurance policy proceeds (no tax benefit or expense is associated with either item; thus no tax-related earnings per share effect).

Total revenues for the first quarter 2013 were $423.7 million, an increase of $38.7 million, or 10.1%, from $385.0 million for the first quarter 2012. Operating revenues increased 11.3% to $423.4 million in the first quarter 2013 compared to $380.4 million in the first quarter 2012. Compared to first quarter 2012, title revenues increased 11.4% in the first quarter 2013, while mortgage services revenues increased 10.1%.

Revenues from our title segment increased 11.2% from the first quarter 2012 and declined sequentially 18.6% from the fourth quarter 2012. Revenues from direct operations for the first quarter 2013 increased 5.5% compared to the same quarter last year and decreased 17.6% sequentially from the fourth quarter 2012. Our direct operations include local closing offices, commercial, and international operations. We generate commercial revenues both domestically and internationally; U.S. and Canadian commercial revenues increased 15.1% to $26.5 million from the first quarter 2012 and declined sequentially by 30.1% from the fourth quarter 2012. International operating revenues (including foreign-sourced commercial revenues) declined 8.5% to $19.9 million and declined sequentially from the fourth quarter by 29.4%. Domestic commercial title transactions industry-wide were strongly influenced in the fourth quarter 2012 by the anticipated increase in capital gain tax rates in 2013 and thus the sequential decline in commercial revenues was likely more pronounced than normal seasonality.

Revenues from our mortgage services segment increased 11.9% from the first quarter 2012, while declining 11.5% from the fourth quarter 2012. The sequential decline in revenues is largely due to the expiration of certain contracts providing distressed loan services. Mortgage services pretax earnings increased $2.2 million in the first quarter 2013 to $10.2 million (24.1% margin) from $8.0 million (21.1% margin) in the first quarter 2012, while decreasing $4.4 million sequentially from $14.6 million (30.5% margin) in the fourth quarter 2012. The offerings in our mortgage services segment continue to expand, with new projects within the broad category of servicing support helping drive the increase in revenues.

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

During the three months ended March 31, 2013, the Company made no material changes to its critical accounting estimates as previously disclosed in Management’s Discussion and Analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Factors affecting revenues. The principal factors that contribute to changes in operating revenues for our title and mortgage services segments include:

•	mortgage interest rates;

•	inventory of existing homes available for sale;

•	availability of mortgage loans;

•	ability of potential purchasers to qualify for loans;

•	ratio of purchase transactions compared with refinance transactions;

•	ratio of closed orders to open orders;

•	home prices;

•	volume of distressed property transactions;

•	consumer confidence;

•	demand by buyers;

•	number of households;

•	premium rates;

•	market share;

•	opening of new offices and acquisitions;

•	number of commercial transactions, which typically yield higher premiums;

•	government or regulatory initiatives, including tax incentives; and

•	number of REO and foreclosed properties and related debt.

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

RESULTS OF OPERATIONS

A comparison of our results of operations for the three months ended March 31, 2013 with the three months ended March 31, 2012 follows. Factors contributing to fluctuations in the results of operations are presented in the order of their monetary significance, and we have quantified, when necessary, significant changes.

Results from our mortgage services and corporate segments are included in the discussions and, when relevant, are discussed separately.

Our statements on home sales and loan activity are based on published industry data from sources including Fannie Mae, the National Association of Realtors®, the Mortgage Bankers Association and Freddie Mac. We also use information from our direct operations.

Operating environment. We continue to see benefits in our results of operations from the improving real estate market, particularly in existing home sales. Data as of March 2013 compared with the same period in 2012 indicates annualized sales of existing homes, seasonally adjusted, increased 10.3% and annualized sales of new homes, seasonally adjusted, increased 18.5%. March 2013 existing home sales were at a seasonally adjusted annual rate of 4.9 million versus 4.5 million a year earlier. In addition, median home prices increased 11.2% from the first quarter 2012 and decreased sequentially 1.6% from the fourth quarter 2012. A 5.0% increase in home prices results in an approximately 3.5% increase in title premiums. Interest rates continue to remain low by historical standards. While job growth remains tepid and unemployment high, the housing market appears to be on a continuing path of recovery in sales volume and prices for new and existing homes. The inventory of available listings for sale on the market is less than normal, portending ongoing rising prices. One-to-four family residential lending increased from an estimated $380 billion in the first quarter 2012 to $464 billion in the first quarter 2013, primarily driven by an estimated $78 billion increase in refinance originations from the first quarter 2012 to the first quarter 2013. Sequentially, residential lending for purchase volumes declined as expected given seasonality in home sales from $133 billion in the fourth quarter of 2012 to $111 billion in the first quarter of 2013. Residential refinance lending volumes likewise contracted from $441 billion in the fourth quarter 2012 to $353 billion in the first quarter 2013. On average, refinance premium rates are 60% of the title premium revenue of a similarly priced sale transaction.

Title revenues. Revenues from direct title operations increased $8.2 million, or 5.5%, in the first quarter 2013 compared to the first quarter 2012. Revenues in the first quarter 2013 increased primarily due to the increase in orders closed. The largest increases in revenues were in Texas, Ohio and Illinois, partially offset by decreases in California, Canada and Florida. Revenues from commercial and other large transactions increased $3.5 million, or 15.2%.

Direct orders closed increased 3.6%, while the average revenue per file closed (including large commercial policies) was essentially the same in the first quarter 2013 compared to the first quarter 2012. Direct operating revenues, excluding large commercial policies, increased 2.0%, while the average revenue per closing decreased 1.6% in the first quarter 2013 compared to the first quarter 2012.

Revenues from independent agencies increased $31.3 million, or 16.0%, in the first quarter 2013 compared to the first quarter 2012. The largest increases in revenues from independent agencies in the first quarter 2013 were in Pennsylvania, New York, Georgia, Wisconsin and Virginia, partially offset by decreases in California and New Mexico. Revenues from independent agencies net of amounts retained by those agencies increased 20.2% in the first quarter 2013 compared to the first quarter 2012.

The Texas Department of Insurance increased title insurance premium rates in the state of Texas by 3.8% effective May 1, 2013. We do not believe the impact on our consolidated financial position or results of operation from this rate increase will be material.

Mortgage services revenues. Mortgage services operating revenues increased $3.4 million, or 10.1%, in the first quarter 2013 compared to the first quarter 2012. The offerings in our mortgage services segment continue to expand, with new projects within the broad category of servicing support helping drive the increase in revenues. As the real estate market recovers and distressed servicing projects (including those whose contract term ended in the first quarter) naturally retrench, new service offerings have been introduced allowing our customers to outsource other aspects of their servicing operations to us. Our focus is on providing mortgage process outsourcing services which are high-quality, flexible and responsive. We expect these service offerings to be sustainable over market cycles.

Investment income. Investment income increased $0.5 million, or 16.5%, in the first quarter 2013 compared to the first quarter 2012, primarily due to increases in average balances. Certain investment gains and losses, which are included in our results of operations in investment and other (losses) gains – net, were realized as part of the ongoing management of our investment portfolio for the purpose of improving performance.

For the three months ended March 31, 2013, investment and other (losses) gains – net included a $5.4 million non-cash charge relating to the early retirement of convertible senior notes offset by a $1.7 million gain on non-title-related insurance policy proceeds.

Retention by agencies. Amounts retained by title agencies are based on agreements between agencies and our title underwriters. On average, amounts retained by independent agencies, as a percentage of revenues generated by them, were 82.2% and 82.8% in the first quarters of 2013 and 2012, respectively. The average retention percentage may vary from quarter-to-quarter due to the geographical mix of agency operations, the volume of title revenues and, in some states, laws or regulations. Due to the variety of such laws or regulations, as well as competitive factors, the average retention rate can differ significantly from state to state. Although general conditions in the real estate industry are improving nationwide, the recovery in specific markets has varied considerably. In addition, a high proportion of our independent agencies are in states with retention rates greater than 80% and the markets in those states have recovered somewhat faster than the nation as a whole, which has resulted in our average retention percentage remaining in the 82%—83% range. We expect our average retention rate to remain in this range over the near to medium term. However, we continue to adjust independent agency contracts in an economically sound manner, and we expect the mix of agency business to normalize as real estate markets continue to stabilize nationally resulting in lower average retention percentages in the aggregate.

We began the process of vetting our network of independent agencies several years ago with the emphasis on managing for quality and profitability. Since the fourth quarter 2008, our average annual premium revenue received per independent agency has increased more than 115% and we have reduced the number of independent agencies in our network by approximately 42%. Further, the policy loss ratio of our current independent agency network for the first quarter 2013 is less than one-fourth of its level in the fourth quarter 2008.

Employee costs. Our employee costs and certain other operating expenses are sensitive to inflation. Employee costs for the combined business segments increased 6.7% from the first quarter 2012. The increase in employee costs for these periods is due to increases in title operating revenues and revenues generated by our mortgage services segment. As a percentage of total operating revenues, however, employee costs declined to 32.3% in the first quarter 2013 from 33.7% in the first quarter 2012.

In the first quarter 2013, employee costs in the title segment increased 6.9%, over the same period in 2012 to support the 11.4% increase in title operating revenue for the same period. In our mortgage services segment, total employee costs as a percentage of operating revenue fell to 63.9% from 64.8% in the first quarter 2012. Actual costs increased $2.6 million, or 10.8%, in the first quarter 2013, primarily due to increases in staffing requirements to support new projects within the broad category of servicing support helping drive the increase in revenues.

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

In the first quarter 2013 compared to the same period in 2012, other operating expenses for the combined business segments decreased $1.1 million, or 1.6%. Costs fixed in nature decreased $0.6 million, or 1.9%, in the first quarter 2013 primarily due to decreases in attorney fees and rent and other occupancy costs offset by an increase in insurance costs. Costs that follow, to varying degrees, changes in transaction volumes and revenues increased $1.6 million, or 6.9% in the first quarter 2013. The increases in these costs for the first quarter 2013 are primarily due to increases in outside search fees, premium taxes and bad debt expense resulting from increased transaction volume and revenues. Costs that fluctuate independently of revenues decreased $2.1 million, or 17.4% in the first quarter 2013, primarily due to a decrease in litigation-related costs.

Title losses. Provisions for title losses, as a percentage of title revenues, were 6.1%, 9.1% and 7.6%, in the first quarter 2013, first quarter 2012 and fourth quarter 2012, respectively. Our policy loss ratio reflects an ongoing decline in prior policy year loss experience as well as our continued attention to prudent risk management and emphasis on quality and profitability of our network of independent agencies. Title losses decreased 24.9% on the 11.4% increase in title operating revenues when compared to the first quarter 2012. The title loss ratio in any given quarter is significantly influenced by any new large claims incurred as well as adjustments to reserves for existing large claims. We did not experience any new large title claims in the first quarter 2013 and adjustments to previously reserved large losses did not exceed our normal provisioning rate. Although there can be no assurances that this result for large losses will continue for the remainder of 2013, we continue to manage and resolve large claims prudently and in keeping with our commitments to our policyholders. Our overall loss experience on non-large claims continued to be in line with actuarial expectations, which allowed us to maintain the lower loss provisioning rate adopted effective with policies issued in the third quarter 2012.

Cash claim payments in the first quarter 2013 were comparable to the first quarter 2012 and increased 8.9% over the fourth quarter 2012 as payments on previously reserved large losses were made. Losses incurred on known claims in the first quarter 2013 decreased 54.0% from the first quarter 2012. The decline in losses incurred on known claims continues a trend observed for several quarters. Our overall loss experience on non-large claims continued to be in line with actuarial expectations, which allowed us to maintain the lower loss provisioning rate adopted effective with policies issued in the third quarter 2012.

Our liability for estimated title losses as of March 31, 2013 comprises both known claims ($119.2 million) and our estimate of claims that may be reported in the future ($389.6 million). The amount of the reserve represents the aggregate future payments (net of recoveries recognized) that we expect to incur on policy and escrow losses and in costs to settle claims.

Income taxes. Our effective tax rates were 42.7% and (30.2)% for the first three months of 2013 and 2012, respectively, based on earnings (loss) before taxes and after deducting noncontrolling interests, which when aggregated are $5.6 million and ($9.3) million for the first three months of 2013 and 2012, respectively. In the fourth quarter 2012, we released a significant portion of a previously established valuation allowance against deferred tax assets. As a result, our effective tax rate for the quarter ended March 31, 2013 reflects a more normalized effective tax rate based on domestic and international operating results. A valuation allowance against certain foreign tax credit carryforwards, which may not be utilized in the future, remains at March 31, 2013.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources represent our ability to generate cash flow to meet our obligations to our shareholders, customers (payments to satisfy claims on title policies), vendors, employees, lenders and others. As of March 31, 2013, our cash and investments, including amounts reserved pursuant to statutory requirements, aggregated $733.9 million.

A substantial majority of our consolidated cash and investments as of March 31, 2013 was held by Stewart Title Guaranty Company (Guaranty) and its subsidiaries. The use and investment of these funds, dividends to the holding company, and cash transfers between Guaranty and its subsidiaries and the holding company are subject to certain legal and regulatory restrictions. In general, Guaranty may use its cash and investments in excess of its legally-mandated statutory premium reserve (established in accordance with requirements under Texas law) to fund its insurance operations, including claims payments. Guaranty may also, subject to certain limitations, provide funds to its subsidiaries (whose operations consist principally of field title offices) for their operating and debt service needs.

Guaranty cannot pay a dividend to its parent in excess of certain limits without the approval of the Texas Insurance Commissioner. As of December 31, 2012, the maximum dividend that could be paid in 2013 after such approval in 2013 is $85.8 million. Guaranty did not pay a dividend in the three months ended March 31, 2013 or 2012. However, the maximum dividend permitted by law is not necessarily indicative of Guaranty’s actual ability to pay dividends, which may be constrained by business and regulatory considerations, such as the impact of dividends on surplus, which could affect its ratings or competitive position, the amount of insurance it can write and its ability to pay future dividends. Further, depending on business and regulatory conditions, we may in the future need to retain cash in Guaranty or even raise cash in the capital markets to contribute to it in order to maintain its ratings or statutory capital position. Such a requirement could be the result of investment losses, reserve charges, adverse operating conditions in the current economic environment or changes in interpretation of statutory accounting requirements by regulators.

Cash held at the parent company totaled $8.8 million at March 31, 2013. As noted above, as a holding company, the parent is funded principally by cash from its subsidiaries in the form of dividends, operating and other administrative expense reimbursements, and pursuant to intercompany tax sharing agreements. The expense reimbursements are paid in accordance with management agreements among us and our subsidiaries. As the parent company conducts no operations apart from its wholly-owned subsidiaries, the discussion below focuses on consolidated cash flows.

	For the Three Months Ended March 31,
	2013	2012
	(dollars in millions)
Net cash used by operating activities	(3.4)	(20.3)
Net cash used by investing activities	(25.2)	(0.5)
Net cash used by financing activities	(3.7)	(6.0)

Operating activities

Our principal sources of cash from operations are premiums on title policies and revenue from title service-related transactions, and mortgage servicing support services. Our independent agencies remit cash to us net of their contractual retention. Our principal cash expenditures for operations are employee costs, operating costs and title claims payments.

Cash used by operations for the first quarter 2013 was $3.4 million, an improvement of $16.9 million from the $20.3 million used by operations in 2012. This improvement is primarily related to the $15.6 million increase in net earnings when comparing the same periods, along with a $15.0 million decrease in receivables for those periods. This improvement is partially offset by a $10.3 million increase in cash used to settle accounts payable and accrued liabilities and a $6.8 million increase in claims paid compared to loss provisions.

Although our business is labor intensive, we are focused on a cost-effective, scalable business model which includes utilization of technology, centralization of back and middle office functions and business process outsourcing. Our approach allows us to adjust more easily to fluctuations in transaction volumes.

The insurance regulators of the states in which our underwriters are domiciled require our statutory premium reserves to be fully funded, segregated and invested in high-quality securities and short-term investments. As of March 31, 2013, cash and investments funding the statutory premium reserve aggregated $455.8 million and our statutory estimate of claims that may be reported in the future totaled $389.6 million. In addition to this restricted cash and investments, we had unrestricted cash and investments (excluding equity method investments) of $142.5 million, which are available for underwriter operations, including claims payments.

Investing activities

Cash from investing activities was generated principally by proceeds from investments matured and sold in the amounts of $15.3 million and $39.6 million for the first quarters of 2013 and 2012, respectively. We used cash for the purchases of investments in the amounts of $36.3 million and $38.7 million for the first quarters of 2013 and 2012, respectively.

Capital expenditures were $4.3 million and $4.7 million for the first quarters of 2013 and 2012, respectively. We maintain investment in capital expenditures at a level that enables us to implement technologies for increasing our operational and back-office efficiencies. We sold assets and subsidiaries resulting in cash receipts of $0.1 million and $3.4 million for the first quarters of 2013 and 2012, respectively.

Financing activities and capital resources

Total debt and stockholders’ equity were $34.2 million and $621.1 million, respectively, as of March 31, 2013. In the first quarter 2013 and 2012, we repaid $0.5 million and $4.3 million, respectively, of debt in accordance with the underlying terms of the debt instruments. Included in total debt is $27.8 million of Notes. In the first quarter 2013, we exchanged an aggregate of $37.1 million of Notes for an aggregate of 3,037,430 shares of common stock plus cash for accrued and unpaid interest. We also have available a $10.0 million bank line of credit commitment, which expires in June 2013, under which no borrowings were outstanding at March 31, 2013.

Effect of changes in foreign currency rates

The effect of changes in foreign currency rates on the consolidated statements of cash flows was a net decrease in cash and cash equivalents of $0.8 million for the first quarter 2013 compared to a net increase of $1.1 million for the first quarter 2012. Our principal foreign operating unit is in Canada, and, on average, the value of the U.S. dollar relative to the Canadian dollar decreased during the first quarter 2013.

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

Other comprehensive (loss) earnings. Unrealized gains and losses on investments and changes in foreign currency exchange rates are reported net of deferred taxes in accumulated other comprehensive earnings, a component of stockholders’ equity, until realized. For the three months ended March 31, 2013, net unrealized investment gains of $0.8 million, which increased our other comprehensive earnings, were primarily related to temporary increases in government bond investments and equity securities, partially offset by temporary decreases in fair market values of municipal bond investments. For the three months ended March 31, 2012, net unrealized investment gains of $2.8 million, which decreased our other comprehensive loss, were primarily related to temporary increases in fair market values of corporate bonds, partially offset by temporary decreases in government bond investments. Changes in foreign currency exchange rates, primarily related to our Canadian operations, decreased our other comprehensive loss by $3.3 million and decreased our other comprehensive earnings by $3.5 million for the three months ended March 31, 2013 and 2012, respectively, net of taxes.

Off-balance sheet arrangements. We do not have any material source of liquidity or financing that involves off-balance sheet arrangements, other than our contractual obligations under operating leases. We also routinely hold funds in segregated escrow accounts pending the closing of real estate transactions and have qualified intermediaries in tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code. The Company holds the proceeds from these transactions until a qualifying exchange can occur. See Note 18 in our Annual Report on Form 10-K for the year ended December 31, 2012.

Forward-looking statements. Certain statements in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to future, not past, events and often address our expected future business and financial performance. These statements often contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “will,” “foresee” or other similar words. Forward-looking statements by their nature are subject to various risks and uncertainties that could cause our actual results to be materially different than those expressed in the forward-looking statements. These risks and uncertainties include, among other things, the tenuous economic conditions; adverse changes in the level of real estate activity; changes in mortgage interest rates, existing and new home sales, and availability of mortgage financing; our ability to respond to and implement technology changes, including the completion of the implementation of our enterprise systems; the impact of unanticipated title losses on the need to strengthen our policy loss reserves; any effect of title losses on our cash flows and financial condition; the impact of vetting our agency operations for quality and profitability; changes to the participants in the secondary mortgage market and the rate of refinancings that affect the demand for title insurance products; regulatory non-compliance, fraud or defalcations by our title insurance agencies or employees; our ability to timely and cost-effectively respond to significant industry changes and introduce new products and services; the outcome of pending litigation; the impact of changes in governmental and insurance regulations, including any future reductions in the pricing of title insurance products and services; our dependence on our operating subsidiaries as a source of cash flow; the continued realization of expense savings from our continual focus on aligning our operations to quickly adapt our costs to transaction volumes and market conditions; our ability to access the equity and debt financing markets when and if needed; our ability to grow our international operations; and our ability to respond to the actions of our competitors. These risks and uncertainties, as well as others, are discussed in more detail documents filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2012, our quarterly reports on Form 10-Q, and our Current Reports on Form 8-K. We expressly disclaim any obligation to update any forward-looking statements contained in this report to reflect events or circumstances that may arise after the date hereof, except as may be required by applicable law.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes during the quarter ended March 31, 2013 in our investment strategies, types of financial instruments held or the risks associated with such instruments that would materially alter the market risk disclosures made in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 4.	Controls and Procedures

Our principal executive officer and principal financial officer are responsible for establishing and maintaining disclosure controls and procedures. They evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2013, and have concluded that, as of such date, our disclosure controls and procedures are adequate and effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) and 15d-15(f)). Our internal control over financial reporting is a process, under the supervision of our principal executive officer and principal financial officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of March 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on this assessment, management believes that, as of March 31, 2013, our internal control over financial reporting is effective based on those criteria.

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

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As a result, no corrective actions were required or undertaken.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

See discussion of legal proceedings in Note 9 to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Report, which is incorporated by reference into this Part II, Item 1, as well as Item 3. Legal Proceedings, in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 1A.	Risk Factors

There have been no changes during the quarter ended March 31, 2013 to our risk factors as listed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 5.	Other Information

We had a book value per share of $27.70 and $29.91 as of March 31, 2013 and December 31, 2012, respectively. As of March 31, 2013, our book value per share was based on approximately $621.1 million in stockholders’ equity and 22,421,821 shares of Common and Class B Common Stock outstanding. As of December 31, 2012, our book value per share was based on approximately $580.4 million in stockholders’ equity and 19,403,765 shares of Common and Class B Common Stock outstanding.

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

May 3, 2013

Date

Stewart Information Services Corporation
Registrant

By:	/s/ J. Allen Berryman
J. Allen Berryman, Chief Financial Officer, Secretary, Treasurer and Principal Financial Officer

INDEX TO EXHIBITS

Exhibit

3.1	-	Amended and Restated Certificate of Incorporation of the Registrant, dated May 1, 2009 (incorporated by reference in this report from Exhibit 3.1 of the Current Report on Form 8-K filed May 5, 2009)

3.2	-	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant, dated April 30, 2010 (incorporated by reference in this report from Exhibit 3.2 of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010)

3.3	-	Amended and Restated By-Laws of the Registrant, as of January 17, 2012 (incorporated by reference in this report from Exhibit 3.1 of the Current Report on Form 8-K filed January 20, 2012)

4.1	-	Rights of Common and Class B Common Stockholders (incorporated by reference to Exhibits 3.1 and 3.2 hereto)

4.2	-	Indenture related to 6.0% Convertible Senior Notes due 2014, dated as of October 15, 2009, by and between the Registrant, the Guarantors party thereto, and Wells Fargo Bank N.A., as trustee (incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K filed October 15, 2009)

4.3	-	Form of 6.00% Convertible Senior Note due 2014 (incorporated by reference to Exhibit 4.2 hereto)

10.1†	-	Employment Agreement entered into as of February 21, 2013 and effective as of January 1, 2012, by and between Stewart Information Services Corporation and Stewart Morris, Jr. (incorporated by reference in this report from Exhibit 10.11 of the Annual Report on Form 10-K for the year ended December 31, 2012)

10.2†	-	Employment Agreement entered into as of February 21, 2013 and effective as of January 1, 2012, by and between Stewart Information Services Corporation and Malcolm S. Morris (incorporated by reference in this report from Exhibit 10.12 of the Annual Report on Form 10-K for the year ended December 31, 2012)

10.3†		Addendum to Employment Agreement effective April 22, 2013, by and between Stewart Information Services Corporation and Matthew W. Morris (incorporated by reference in this report from Exhibit 10.1 of the Current Report on Form 8-K filed April 25, 2013)

10.4†		Addendum to Employment Agreement effective April 22, 2013, by and between Stewart Information Services Corporation and Joseph Allen Berryman (incorporated by reference in this report from Exhibit 10.2 of the Current Report on Form 8-K filed April 25, 2013)

10.5†		Addendum to Employment Agreement effective April 22, 2013, by and between Stewart Information Services Corporation and Glenn H. Clements (incorporated by reference in this report from Exhibit 10.3 of the Current Report on Form 8-K filed April 25, 2013)

10.6†		Addendum to Employment Agreement effective April 22, 2013, by and between Stewart Information Services Corporation and Jason R. Nadeau (incorporated by reference in this report from Exhibit 10.4 of the Current Report on Form 8-K filed April 25, 2013)

Exhibit

10.7†		Addendum to Employment Agreement effective April 22, 2013, by and between Stewart Information Services Corporation and Steven M. Lessack (incorporated by reference in this report from Exhibit 10.5 of the Current Report on Form 8-K filed April 25, 2013)

31.1*	-	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	-	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	-	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	-	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	-	XBRL Instance Document

101.SCH**	-	XBRL Taxonomy Extension Schema Document

101.CAL**	-	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	-	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	-	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	-	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
†	Management contract or compensatory plan
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed furnished and not filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.