Form 10-Q
period 2013-06-30
STEWART INFORMATION SERVICES CORP
filed 2013-08-02
CIK 94344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

On July 30, 2013, the following shares of each of the issuer’s classes of common stock were outstanding:

Common, $1 par value	21,390,835
Class B Common, $1 par value	1,050,012

FORM 10-Q QUARTERLY REPORT

QUARTER ENDED JUNE 30, 2013

As used in this report, “we,” “us,” “our,” the “Company” and “Stewart” mean Stewart Information Services Corporation and our subsidiaries, unless the context indicates otherwise.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE EARNINGS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	($000 omitted, except per share)
Revenues
Title insurance:
Direct operations	211,900	188,216	371,546	339,751
Agency operations	269,898	251,139	497,560	447,460
Mortgage services	31,014	39,860	67,083	72,419
Investment income	4,285	3,408	7,928	6,535
Investment and other gains (losses) – net	123	1,089	(3,184)	2,533

	517,220	483,712	940,933	868,698
Expenses
Amounts retained by agencies	219,489	207,014	406,554	369,562
Employee costs	146,397	131,090	283,227	259,323
Other operating expenses	73,426	70,429	137,223	135,292
Title losses and related claims	24,169	38,113	47,731	69,498
Depreciation and amortization	4,221	4,563	8,578	9,088
Interest	656	1,286	1,611	2,650

	468,358	452,495	884,924	845,413
Earnings before taxes and noncontrolling interests	48,862	31,217	56,009	23,285
Income tax expense	18,963	3,175	21,352	5,998

Net earnings	29,899	28,042	34,657	17,287
Less net earnings attributable to noncontrolling interests	3,000	3,131	4,552	4,533

Net earnings attributable to Stewart	26,899	24,911	30,105	12,754

Net earnings	29,899	28,042	34,657	17,287
Other comprehensive (loss) earnings:
Foreign currency translation	(5,588)	(3,973)	(9,834)	(478)
Change in unrealized gains on investments	(14,466)	5,246	(12,832)	8,773
Reclassification of adjustment for gains included in net earnings	(1,509)	(777)	(1,901)	(1,545)

Other comprehensive (loss) earnings, before taxes	(21,563)	496	(24,567)	6,750
Income tax (benefit) expense related to items of other comprehensive (loss) earnings	(7,230)	2,292	(7,789)	2,292

Other comprehensive (loss) earnings, net of taxes	(14,333)	(1,796)	(16,778)	4,458

Comprehensive earnings	15,566	26,246	17,879	21,745
Less comprehensive earnings attributable to noncontrolling interests	3,000	3,131	4,552	4,533

Comprehensive earnings attributable to Stewart	12,566	23,115	13,327	17,212

Basic average shares outstanding (000)	22,433	19,299	21,701	19,277
Basic earnings per share attributable to Stewart	1.20	1.29	1.39	0.66
Dilutive average shares outstanding (000)	24,919	24,388	24,743	24,367
Diluted earnings per share attributable to Stewart	1.09	1.05	1.25	0.59

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of June 30, 2013	As of December 31, 2012
	($000 omitted)
Assets
Cash and cash equivalents	208,791	196,471
Cash and cash equivalents – statutory reserve funds	7,798	12,067

	216,589	208,538
Short-term investments	36,889	37,025
Investments in debt and equity securities available-for-sale, at fair value:
Statutory reserve funds	441,390	444,579
Other	61,200	58,680

	502,590	503,259
Receivables:
Notes	4,573	8,483
Premiums from agencies	41,939	45,458
Income taxes	841	3,259
Trade and other receivables	46,844	56,311
Allowance for uncollectible amounts	(10,780)	(12,823)

	83,417	100,688
Property and equipment, at cost
Land	5,848	5,848
Buildings	26,759	26,887
Furniture and equipment	245,648	241,694
Accumulated depreciation	(224,839)	(219,715)

	53,416	54,714
Title plants, at cost	77,051	77,360
Real estate, at lower of cost or net realizable value	3,944	3,941
Investments in investees, on an equity method basis	10,564	13,891
Goodwill	220,983	220,955
Intangible assets, net of amortization	5,885	7,015
Deferred tax asset	984	7,562
Other assets	60,172	56,229

	1,272,484	1,291,177

Liabilities
Notes payable	5,891	6,481
Convertible senior notes	27,789	64,687
Accounts payable and accrued liabilities	100,764	116,617
Estimated title losses	501,069	520,375
Deferred tax liability	2,481	2,645

	637,994	710,805
Contingent liabilities and commitments
Stockholders’ equity
Common and Class B Common Stock and additional paid-in capital	194,064	153,441
Retained earnings	421,553	391,447
Accumulated other comprehensive earnings:
Foreign currency translation adjustments	4,967	12,169
Unrealized investment gains on investments	4,839	14,415
Treasury stock – 352,161 common shares, at cost	(2,666)	(2,666)

Stockholders’ equity attributable to Stewart	622,757	568,806
Noncontrolling interests	11,733	11,566

Total stockholders’ equity (22,440,277 and 19,403,765 shares outstanding)	634,490	580,372

	1,272,484	1,291,177

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2013	2012
	($000 omitted)
Reconciliation of net earnings to cash provided by operating activities:
Net earnings	34,657	17,287
Add (deduct):
Depreciation and amortization	8,578	9,088
Provision for bad debt	1,277	2,238
Investment and other losses (gains) – net	3,184	(2,533)
Payments for title losses (in excess of) less than provisions	(15,873)	7,998
Insurance recoveries of title losses	186	260
Decrease (increase) in receivables – net	13,780	(12,967)
Increase in other assets – net	(1,572)	(3,409)
Decrease in payables and accrued liabilities – net	(15,864)	(846)
Increase in net deferred income taxes	14,202	1,216
Net earnings from equity investees	(2,499)	(1,846)
Dividends received from equity investees	2,502	1,710
Other – net	536	1,180

Cash provided by operating activities	43,094	19,376
Investing activities:
Proceeds from investments available-for-sale matured and sold	41,215	81,878
Purchases of investments available-for-sale	(63,164)	(71,287)
Purchases of property and equipment and title plants – net	(7,682)	(9,063)
Proceeds from the sale of land, buildings, and furniture and equipment	94	3,319
Cash paid for acquisitions of subsidiaries and other – net	(296)	(46)
Proceeds from the sale of equity investees and other assets	3,091	—
Other – net	1,779	1,867

Cash (used) provided by investing activities	(24,963)	6,668
Financing activities:
Payments on notes payable	(989)	(4,774)
Proceeds from notes payable	400	—
Purchase of remaining interest of consolidated subsidiary	(958)	—
Distributions to noncontrolling interests	(4,657)	(4,221)
Contributions from noncontrolling interests	—	87
Cash payments for settlement of debt	(742)	—

Cash used by financing activities	(6,946)	(8,908)
Effects of changes in foreign currency exchange rates	(3,134)	(396)

Increase in cash and cash equivalents	8,051	16,740
Cash and cash equivalents at beginning of period	208,538	140,843

Cash and cash equivalents at end of period	216,589	157,583

Supplemental information:
Retirement of Convertible Senior Notes with issuance of Common Stock	37,095	—
Receipt of partial building ownership in exchange for debt forgiveness	—	1,255
Changes in financial statement amounts due to the acquisition of subsidiaries:
Goodwill	28	2,550
Receivables and other assets acquired	(44)	(2,067)
Liabilities acquired	312	(437)

Cash paid for acquisitions of subsidiaries and other – net	296	46

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1

Interim financial statements. The financial information contained in this report for the three and six months ended June 30, 2013 and 2012, and as of June 30, 2013, is unaudited. This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

D. Recent Significant Accounting Pronouncements. In February 2013, the Financial Accounting Standards Board (FASB) issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-02). ASU 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. ASU 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012. The adoption of the amended standard on January 1, 2013 did not have a material impact on the Company’s consolidated financial statements.

NOTE 2

Investments in debt and equity securities. The amortized costs and fair values follow:

	June 30, 2013		December 31, 2012
	Amortized costs	Fair values	Amortized costs	Fair values
	($000 omitted)
Debt securities:
Municipal	38,945	38,296	18,012	19,011
Corporate and utilities	269,574	276,174	268,874	287,528
Foreign	161,417	160,167	168,084	169,009
U.S. Government	14,340	15,373	15,243	16,638
Equity securities	10,870	12,580	10,870	11,073

	495,146	502,590	481,083	503,259

Foreign debt securities primarily include Canadian government bonds, Canadian corporate bonds and United Kingdom treasury bonds.

Gross unrealized gains and losses were:

	June 30, 2013		December 31, 2012
	Gains	Losses	Gains	Losses
	($000 omitted)
Debt securities:
Municipal	250	899	1,006	7
Corporate and utilities	9,527	2,927	19,141	486
Foreign	298	1,548	1,210	286
U.S. Government	1,098	65	1,395	—
Equity securities	1,710	—	278	75

	12,883	5,439	23,030	854

Debt securities as of June 30, 2013 mature, according to their contractual terms, as follows (actual maturities may differ due to call or prepayment rights):

	Amortized costs	Fair values
	($000 omitted)
In one year or less	73,847	73,886
After one year through five years	169,797	173,354
After five years through ten years	206,461	208,608
After ten years	34,171	34,162

	484,276	490,010

As of June 30, 2013, gross unrealized losses on investments and the fair values of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were:

	Less than 12 months		More than 12 months		Total
	Losses	Fair values	Losses	Fair values	Losses	Fair values
	($000 omitted)
Debt securities:
Municipal	899	27,431	—	—	899	27,431
Corporate and utilities	2,927	78,759	—	—	2,927	78,759
U.S. Government	65	4,048	—	—	65	4,048
Foreign	1,358	89,224	190	62,852	1,548	152,076
Equity securities	—	—	—	—	—	—

	5,249	199,462	190	62,852	5,439	262,314

The number of investments in an unrealized loss position as of June 30, 2013 was 106. Since the Company does not intend to sell and will more-likely-than-not maintain each debt security until its anticipated recovery, and no significant credit risk is deemed to exist, these investments are not considered other-than-temporarily impaired.

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

As of June 30, 2013, financial instruments measured at fair value on a recurring basis are summarized below:

	Level 1	Level 2	Fair value measurements
	($000 omitted)
Short-term investments	36,889	—	36,889
Investments available-for-sale:
Debt securities:
Municipal	—	38,296	38,296
Corporate and utilities	—	276,174	276,174
Foreign	—	160,167	160,167
U.S. Government	—	15,373	15,373
Equity securities	12,580	—	12,580

	49,469	490,010	539,479

As of December 31, 2012, financial instruments measured at fair value on a recurring basis are summarized below:

	Level 1	Level 2	Fair value measurements
	($000 omitted)
Short-term investments	37,025	—	37,025
Investments available-for-sale:
Debt securities:
Municipal	—	19,011	19,011
Corporate and utilities	—	287,528	287,528
Foreign	—	169,009	169,009
U.S. Government	—	16,638	16,638
Equity securities	11,073	—	11,073

	48,098	492,186	540,284

As of June 30, 2013, Level 1 financial instruments consist of short-term investments and equity securities. Level 2 financial instruments consist of municipal, governmental, corporate and utilities bonds, both U.S. and foreign. In accordance with the Company’s policies and guidelines, which incorporate relevant statutory requirements, the Company’s third party, registered investment manager invests only in securities rated as investment grade or higher by the major rating services, where observable valuation inputs are significant. All municipal, foreign, and U.S. Government bonds are valued using a third-party pricing service, and the corporate bonds are valued using the market approach, which includes three to ten inputs from relevant market sources, including Financial Industry Regulatory Authority’s (FINRA) Trade Reporting and Compliance Engine (TRACE) and independent broker/dealer quotes, bids and offerings, as well as other relevant market data, such as securities with similar characteristics (i.e. sector, rating, maturity, etc.). Broker/dealer quotes, bids and offerings mentioned above are gathered (typically three to ten) and a consensus risk premium spread (credit spread) over risk-free Treasury yields is developed from the inputs obtained, which is then used to calculate the resulting fair value.

NOTE 4

Investment income. Gross realized investment and other gains and losses follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	($000 omitted)
Realized gains	1,523	1,878	3,900	3,349
Realized losses	(1,400)	(789)	(7,084)	(816)

	123	1,089	(3,184)	2,533

Expenses assignable to investment income were insignificant. There were no significant investments as of June 30, 2013 that did not produce income during the year.

Proceeds from the sales of investments available-for-sale follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	($000 omitted)
Proceeds from sales of investments available-for-sale	22,045	35,314	30,089	68,678

For the six months ended June 30, 2013, investment and other (losses) gains – net included a $5.4 million non-cash charge relating to the early retirement of convertible senior notes and a $1.5 million loss on the sale of an equity investment partially offset by realized gains of $1.9 million from the sale of debt and equity investments available-for-sale and $1.7 million gain on non-title-related insurance policy proceeds.

For the six months ended June 30, 2012, investment and other gains – net included realized gains of $1.9 million from the sale of debt and equity investments available-for-sale.

NOTE 5

Share-based incentives. The Company granted restricted Common Stock with a fair value of $2.2 million in January 2013. These restricted Common Stock awards vest over three years if certain corporate performance goals are attained. Compensation expense associated with restricted stock awards will be recognized over this vesting period.

NOTE 6

Earnings per share. The Company’s basic earnings per share attributable to Stewart was calculated by dividing net earnings attributable to Stewart by the weighted-average number of shares of Common Stock and Class B Common Stock outstanding during the reporting periods.

To calculate diluted earnings per share, net earnings and number of shares are adjusted for the effects of any dilutive shares. Using the if-converted method, net earnings is adjusted for interest expense, net of any tax effects, applicable to the Convertible Senior Notes (Notes). The number of shares is adjusted by adding the number of dilutive shares, assuming they are issued, during the same reporting period. The treasury stock method is used to calculate the dilutive number of shares related to the Company’s stock option plan.

For the six months ended June 30, 2013, the Company did not have any dilutive shares under the treasury stock method mentioned above since the exercise prices of the options were greater than the weighted-average market value of the shares, which excludes them from the diluted earnings calculation.

The calculation of the basic and diluted earnings per share is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	($000 omitted)
Numerator:
Net earnings attributable to Stewart	26,899	24,911	30,105	12,754
Interest expense, net of tax effects	293	785	805	1,569

If-converted net earnings attributable to Stewart	27,192	25,696	30,910	14,323

Denominator (000):
Basic average shares outstanding	22,433	19,299	21,701	19,277
Dilutive average number of shares relating to options	150	—	—	—
Dilutive average number of shares relating to convertible senior notes	2,158	5,047	2,864	5,047
Dilutive average number of shares relating to restricted shares grant	178	42	178	43

Dilutive average shares outstanding	24,919	24,388	24,743	24,367

Basic earnings per share attributable to Stewart	1.20	1.29	1.39	0.66

Diluted earnings per share attributable to Stewart	1.09	1.05	1.25	0.59

NOTE 7

Contingent liabilities and commitments. In the ordinary course of business, the Company guarantees the third-party indebtedness of certain of its consolidated subsidiaries. As of June 30, 2013, the maximum potential future payments on the guarantees are not more than the related notes payable recorded in the consolidated balance sheets. The Company also guarantees the indebtedness related to lease obligations of certain of its consolidated subsidiaries. The maximum future obligations arising from these lease-related guarantees are not more than the Company’s future minimum lease payments. In addition, as of June 30, 2013, the Company had guarantees of indebtedness owed by certain third parties related to business expansion and unused letters of credit aggregating to $3.6 million, primarily related to workers’ compensation coverage.

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

Selected statement of earnings and comprehensive earnings information related to these segments follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	($000 omitted)
Revenues:
Title	475,428	435,485	857,842	779,593
Mortgage services	37,322	44,338	78,516	80,928
Corporate	4,470	3,889	4,575	8,177

	517,220	483,712	940,933	868,698

Intersegment revenues:
Title	—	—	—	—
Mortgage services	2,396	1,737	4,227	3,586
Corporate	785	1,347	1,582	2,037

	3,181	3,084	5,809	5,623

Depreciation and amortization:
Title	1,468	1,593	2,968	3,203
Mortgage services	917	1,101	1,885	2,150
Corporate	1,836	1,869	3,725	3,735

	4,221	4,563	8,578	9,088

Earnings (loss) before taxes and noncontrolling interests:
Title	73,151	43,092	103,484	57,994
Mortgage services	5,170	12,770	14,992	20,250
Corporate	(29,459)	(24,645)	(62,467)	(54,959)

	48,862	31,217	56,009	23,285

The Company does not provide asset information by reportable operating segment as it does not routinely evaluate the asset position by segment.

Revenues generated in the United States and all international operations follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	($000 omitted)
United States	485,774	449,785	888,714	812,010
International	31,446	33,927	52,219	56,688

	517,220	483,712	940,933	868,698

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

The jury returned a verdict of no damages, favorable to STGC and STGM, on April 29, 2011. Judgment was entered on June 30, 2011. Both Citigroup Global Markets Realty Corp. and K.R. Playa VI, S de R.L. de C.V. subsequently filed motions for new trial and motions for judgment notwithstanding the verdict, which the State District Court denied by orders dated September 12, 2011. Citigroup Global Markets Realty Corp. and K.R. Playa VI, S de R.L. de C.V. have appealed the Judgment to the 14th Court of Appeals, Houston, Texas and oral argument originally scheduled for February 14, 2013 was postponed by agreement of the parties and order of the Court until April 25, 2013. The appellate argument was held on April 25, 2013 and the Company is awaiting a decision. The Company does not believe that the ultimate outcome will materially affect its consolidated financial condition or results of operations.

* * *

In January 2009, an action was filed by individuals against STGC, Stewart Title of California, Inc., Cuesta Title Company and others in the Superior Court of California for the County of San Luis Obispo alleging that the plaintiffs have suffered damages relating to loans they made through Hurst Financial Corporation to an individual named Kelly Gearhart and entities controlled by Gearhart. Thereafter, several other lawsuits making similar allegations, including a lawsuit filed by several hundred individuals, were filed in San Luis Obispo Superior Court, and one such lawsuit was removed to the United States District Court for the Central District of California. The defendants vary from case to case, but Stewart Information Services Corporation, Stewart Title Company and Stewart Title Insurance Company have also each been sued in at least one of the cases. Each of the complaints alleges some combination of the following purported causes of action: breach of contract, negligence, fraud, aiding and abetting fraud, constructive fraud, breach of fiduciary duty, breach of implied covenant of good faith and fair dealing, financial elder abuse, violation of California Business and Professions Code Section 17200, negligent misrepresentation, conversion, conspiracy, alter ego and declaratory relief. The San Luis Obispo Superior Court has sustained demurrers by the Company with regard to certain causes of action and has overruled the demurrers as to certain causes of action. The United States District Court for the Central District of California granted the Company’s motion to dismiss the First Amended Complaint as to the claim for violation of the Racketeer Influenced and Corrupt Organizations Act, with prejudice, and remanded the remainder of that case to the San Luis Obispo Superior Court. Thereafter, the San Luis Obispo Superior Court issued (i) an order assigning all the cases to a single judge, (ii) an Order Coordinating Related Cases for Pre-Trial Purposes, and (iii) a First Case Management Order for the Related Cases. Discovery is ongoing. On December 11, 2012, the Court denied the Company’s motion for summary judgment and summary adjudication seeking the dismissal of certain plaintiffs’ claims. On December 14, 2012, the Court issued a Ruling and Order Regarding Selection of Discovery Pool, Trial Group and Pre-Trial Deadlines (amended on January 8, 2013), in which it established a mechanism for the selection of eight plaintiffs for whom all discovery and dispositive motions would be completed and a trial held starting on August 5, 2013. The December 14, 2012 Ruling and Order also set forth deadlines for discovery activities, designating experts, depositions and motions for summary judgment. There may be additional discovery, motions and trials subsequent to the August 5th trial. Although the Company cannot predict the outcome of these actions, it is vigorously defending itself against the allegations and does not believe that the ultimate outcome will materially affect its consolidated financial condition or results of operations.

* * *

The Company is subject to other claims and lawsuits arising in the ordinary course of its business, most of which involve disputed policy claims. In some of these lawsuits, the plaintiff seeks exemplary or treble damages in excess of policy limits. The Company does not expect that any of these proceedings will have a material adverse effect on its consolidated financial condition or results of operations. Along with the other major title insurance companies, the Company is party to a number of class action lawsuits concerning the title insurance industry. The Company believes that it has adequate reserves for the various litigation matters and contingencies discussed above and that the likely resolution of these matters will not materially affect its consolidated financial condition or results of operations.

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

The Company is subject to various other administrative actions and inquiries into its business conduct in certain of the states in which it operates. While the Company cannot predict the outcome of the various regulatory and administrative matters, it believes that it has adequately reserved for these matters and does not anticipate that the outcome of any of these matters will materially affect its consolidated financial condition or results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S OVERVIEW

We reported net earnings attributable to Stewart of $26.9 million, or $1.09 per diluted share, for the second quarter 2013, representing an improvement of $2.0 million over the second quarter 2012 net earnings of $24.9 million, or $1.05 per diluted share. Pretax earnings for the second quarter 2013 were $48.9 million, an improvement of $17.7 million over the second quarter 2012 pretax earnings of $31.2 million. For the first six months of 2013, net earnings attributable to Stewart of $30.1 million, or $1.25 per diluted share, represent an improvement of $17.3 million over the same period in 2012. Results for the first six months of 2013 include a non-cash charge of $5.4 million, or $0.22 per share, relating to the early retirement of $37.1 million of our 6% Convertible Senior Notes (Notes) due October 2014, as well as a gain of $1.7 million, or $0.07 per share, on non-title-related insurance policy proceeds (no tax benefit or expense is associated with either item; thus no tax-related earnings per share effect).

Total revenues for the second quarter 2013 were $517.2 million, an increase of $33.5 million, or 6.9%, from $483.7 million for the second quarter 2012. Operating revenues increased 7.0% to $512.8 million in the second quarter 2013 compared to $479.2 million in the second quarter 2012. Compared to second quarter 2012, title revenues increased 9.7% in the second quarter 2013, while mortgage services revenues decreased 22.2%. Total revenues for the first six months of 2013 were $940.9 million, an increase of $72.2 million, or 8.3%, from $868.7 million for the same period in 2012.

Revenues from our title segment increased 9.2% and 24.3% from the second quarter 2012 and first quarter 2013, respectively. Revenues from direct operations for the second quarter 2013 increased 12.6% compared to the same quarter last year and increased 32.7% sequentially from the first quarter 2013. Our direct operations include local closing offices, commercial, and international operations. We generate commercial revenues both domestically and internationally; U.S. and Canadian commercial revenues increased 21.6% to $37.3 million from the second quarter 2012 and sequentially by 40.9% from the first quarter 2013. This was the best second quarter for commercial revenues since 2007. International operating revenues (including foreign-sourced commercial revenues) declined 6.3% to $30.6 million from the second quarter 2012 and increased sequentially from the first quarter 2013 by 53.6%.

Revenues from our mortgage services segment decreased 15.8% from the second quarter 2012 and decreased 9.4% sequentially from the first quarter 2013. The decline in revenues is largely due to the scheduled expiration of certain contracts providing distressed loan services. During the second quarter, preparatory work began on several recently signed contracts, which should generate revenues beginning in mid-third quarter 2013 and partially offset the revenue loss from the expiring contracts. As a result of the decline in revenues, mortgage services pretax earnings in the second quarter 2013 were $5.2 million (13.9% margin) as compared to $12.8 million (28.8% margin) in the second quarter 2012 and $9.8 million (23.8% margin) in the first quarter 2013.

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

During the six months ended June 30, 2013, the Company made no material changes to its critical accounting estimates as previously disclosed in Management’s Discussion and Analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

RESULTS OF OPERATIONS

Comparisons of our results of operations for the three and six months ended June 30, 2013 with the three and six months ended June 30, 2012 follow. Factors contributing to fluctuations in the results of operations are presented in the order of their monetary significance, and we have quantified, when necessary, significant changes. Results from our mortgage services and corporate segments are included in the discussions and, when relevant, are discussed separately.

Our statements on home sales and loan activity are based on published industry data from sources including Fannie Mae, the National Association of Realtors®, the Mortgage Bankers Association and Freddie Mac. We also use information from our direct operations.

Operating environment. We continue to see benefits in our results of operations from the improving real estate market, particularly in existing home sales. Quarterly data as of June 30, 2013 compared with the same period in 2012 indicates, on a 12-month moving average seasonally adjusted basis, annualized sales of existing homes increased 10.5% and new homes increased 22.4%. June 2013 existing home sales were at a seasonally adjusted annual rate of 5.1 million versus 4.4 million a year earlier. In addition, median home prices increased 10.0% from the second quarter 2012 and sequentially 2.8% from the first quarter 2013. A 5.0% increase in home prices results in an approximately 3.5% increase in title premiums. Interest rates, although rising late in the quarter, continue to remain low by historical standards. While job growth remains tepid and unemployment high, the housing market appears to be on a continuing path of recovery in sales volume and prices for new and existing homes. The inventory of available listings for sale on the market is less than normal, portending ongoing rising prices. According to Fannie Mae, one-to-four family residential lending increased from an estimated $474 billion in the second quarter 2012 to $566 billion in the second quarter 2013, primarily driven by an estimated $63 billion increase in refinance originations from the second quarter 2012 to the second quarter 2013. Sequentially, residential lending for purchase volumes increased as expected given seasonality in home sales from $108 billion in the first quarter of 2013 to $183 billion in the second quarter of 2013. Residential refinance lending volumes likewise increased from $352 billion in the first quarter 2013 to $384 billion in the second quarter 2013. On average, refinance premium rates are 60% of the title premium revenue of a similarly priced sale transaction.

Title revenues. Revenues from direct title operations increased $23.7 million, or 12.6%, and $31.8 million, or 9.4%, respectively, in the second quarter and first six months of 2013 compared to the same periods in 2012. Revenues in the second quarter and first six months of 2013 increased primarily due to the increase in orders closed, home price appreciation and, to a lesser extent, a premium rate increase in Texas that was effective May 1. The largest increases in revenues in the second quarter 2013 were in Texas, New York, Louisiana and Ohio, partially offset by decreases in California and Canada. The largest increases in revenues in the first six months of 2013 were in Texas, New York, Ohio and Louisiana, partially offset by decreases in California and Canada. Revenues from commercial and other large transactions increased $6.6 million, or 21.5%, and $10.1 million, or 18.8%, respectively, in the second quarter and first six months of 2013 compared to the same periods in 2012.

Direct orders closed increased 7.4% and 5.6%, respectively, while the average revenue per file closed (including large commercial policies) increased 5.2% and 3.2%, respectively, in the second quarter and first six months of 2013 compared to the same periods in 2012. Direct operating revenues, excluding commercial and other large transactions, increased 11.3% and 7.1%, respectively, while the average revenue per closing increased 3.6% and 1.4%, respectively, in the second quarter and first six months of 2013 compared to the same periods in 2012.

Revenues from independent agencies increased $18.8 million, or 7.5% and $50.1 million, or 11.2%, respectively, in the second quarter and first six months of 2013 compared to the same periods in 2012. The largest increases in revenues from independent agencies in the second quarter 2013 were in Texas, New Jersey, Michigan, New York, Florida and Massachusetts, partially offset by decreases in California. The largest increases in revenues from independent agencies during the first six months of 2013 were in New York, Texas, New Jersey, Pennsylvania, Michigan, Georgia and Florida, partially offset by decreases in California. Revenues from independent agencies net of amounts retained by those agencies increased 14.2% and 16.8% in the second quarter and first six months of 2013 compared to the same periods in 2012, respectively.

We began the process of vetting our independent agencies several years ago with the goal of achieving the highest-quality network of independent agencies. Since the fourth quarter 2008, our average annual premium revenue received per independent agency has increased more than 125% and we have reduced the number of independent agencies in our network by approximately 42%. Further, the policy loss ratio of our current independent agency network for the second quarter 2013 is less than one-fourth of its level in the fourth quarter 2008. As the operating environment for independent agencies evolves due to proposed new regulation by the Consumer Financial Protection Bureau and increased lender due diligence, we have taken a lead in preparing our independent agencies for the market changes by offering regular educational opportunities and effective solutions. We have also provided leadership to the American Land Title Association in its efforts to develop title insurance and settlement company best practices. Our focus on partnering with the highest quality independent agencies in the industry should yield consistent and improving profitability.

The Texas Department of Insurance increased title insurance premium rates in the state of Texas by 3.8% effective May 1, 2013. The impact on our consolidated financial position or results of operations from this rate increase has been incrementally positive to second quarter revenues.

Mortgage services revenues. Mortgage services operating revenues decreased $8.9 million, or 22.2% and $5.3 million, or 7.4%, respectively, in the second quarter and first six months of 2013 compared to the same periods in 2012. The decline in revenues is largely due to the scheduled expiration of certain contracts providing distressed loan services. Although revenues from such services have persisted longer than expected, we anticipate further decline in mortgage services revenues during the second half of 2013 as additional contracts expire. During the second quarter, preparatory work began on several recently signed contracts, which should generate revenues beginning in mid-third quarter 2013 and partially offset the revenue loss from the expiring contracts. However, by their nature, revenues from contracts will fluctuate on a quarterly basis as projects conclude and start-up activities overlap or gap. We continue to invest in our mortgage services businesses, expanding our product set within the broad category of origination and servicing support to include additional services not related to distressed properties, such as loan due diligence and quality control. These services have been well received by existing customers and have attracted new customers, thereby creating a more diverse client base and providing the foundation for revenues that are less distressed property-based and more balanced over market cycles. Our focus for this business continues to be on providing mortgage support services that capitalize on our expertise in providing high quality, on-demand specialized outsourcing solutions.

Investment income. Investment income increased $0.9 million, or 25.8% and $1.4 million, or 21.3%, respectively, in the second quarter and first six months of 2013 compared to the same periods in 2012. Investment income increased primarily due to increases in average balances invested in the second quarter 2013 and increases in average yield and balances for the first six months of 2013 compared to the same periods in 2012. Certain investment gains and losses, which are included in our results of operations in investment and other gains (losses) – net, were realized as part of the ongoing management of our investment portfolio for the purpose of improving performance.

In the second quarter 2013, investment and other gains (losses) – net included a $1.4 million loss on the sale of an equity investment offset by realized gains of $1.6 million from the sale of debt and equity investments available-for-sale. For the six months ended June 30, 2013, investment and other gains (losses) – net included a $5.4 million non-cash charge relating to the early retirement of $37.1 million of Notes and a $1.5 million loss on the sale of an equity investment offset by realized gains of $1.9 million from the sale of debt and equity investments available-for-sale and $1.7 million gain on non-title-related insurance policy proceeds.

In the second quarter and first six months of 2012, investment and other gains – net included realized gains of $1.1 million and $1.9 million, respectively, from the sale of debt and equity investments available-for-sale.

Retention by agencies. Amounts retained by title agencies are based on agreements between agencies and our title underwriters. On average, amounts retained by independent agencies, as a percentage of revenues generated by them, were 81.3% and 82.4% in the second quarters of 2013 and 2012, respectively and 81.7% and 82.6% in the first six months of 2013 and 2012, respectively. The decrease in the average retention percentage for the three and six months ended June 30, 2013 was largely due to a shift in revenue mix, as agency revenues in high retention states either declined or did not increase as fast as agency revenues in relatively lower retention states. The average retention percentage may vary from quarter-to-quarter due to the geographical mix of agency operations, the volume of title revenues and, in some states, laws or regulations. Due to the variety of such laws or regulations, as well as competitive factors, the average retention rate can differ significantly from state to state. Although general conditions in the real estate industry continue to improve nationwide, the recovery in specific markets has varied considerably. In addition, a high proportion of our independent agencies are in states with retention rates greater than 80% and the markets in those states have recovered somewhat faster than the nation as a whole, which has resulted in our average retention percentage remaining in the 82% - 83% range. We expect our average retention rate to remain in this range over the near to medium term. However, we continue to adjust independent agency contracts in an economically sound manner, and we expect the mix of agency business to normalize as real estate markets continue to stabilize nationally resulting in lower average retention percentages in the aggregate.

Employee costs. Our employee costs and certain other operating expenses are sensitive to inflation. Employee costs for the combined business segments increased 11.7% and 9.2%, respectively, in the second quarter and first six months of 2013 compared to the same periods in 2012. The increase in employee costs for these periods is due primarily to higher headcount to handle increased business activity. In addition, employee costs were influenced by higher incentive compensation due to the improved operating results, an increase in group insurance costs and the reinstatement of the employer match of the 401(K) employee benefit program. As a percentage of total operating revenues, however, employee costs increased to 28.5% in the second quarter 2013 from 27.4% in the second quarter 2012 and decreased from 32.3% in the first quarter 2013.

In the second quarter and first six months of 2013, employee costs in the title segment increased 13.8% and 9.9%, respectively, over the same periods in 2012 primarily due to higher headcount to handle increased business activity as well as the increased incentive compensation and employee benefit costs discussed above. In our mortgage services segment, total employee costs as a percentage of operating revenue increased to 74.2% from 60.7% in the second quarter 2012 and increased to 69.4% from 63.3% in the first six months of 2013. Actual costs increased $1.1 million, or 4.2% and $3.7 million, or 7.3%, respectively, in the second quarter and first six months of 2013 compared to the same periods in 2012. The increase is primarily due to maintaining headcount as revenues declined in order to prepare for production on recently signed contracts. Many of the employees servicing expired contracts will be utilized for the new contracts as production ramps up in the third quarter 2013.

Other operating expenses. Other operating expenses include costs that are fixed in nature, costs that follow, to varying degrees, changes in transaction volumes and revenues and costs that fluctuate independently of revenues. Costs that are fixed in nature include attorney and professional fees, equipment rental, insurance, rent and other occupancy expenses, repairs and maintenance, technology costs, telephone and title plant rent. Costs that follow, to varying degrees, changes in transaction volumes and revenues include fee attorney splits, bad debt expenses, certain mortgage services expenses, copy supplies, delivery fees, outside search fees, postage, premium taxes and title plant maintenance expenses. Costs that fluctuate independently of revenues include auto expenses, general supplies, litigation defense and settlement costs, business promotion costs and travel.

In the second quarter and first six months of 2013 compared to the same periods in 2012, other operating expenses for the combined business segments increased $3.0 million, or 4.3% and $1.9 million, or 1.4%, respectively. Costs fixed in nature increased $0.4 million, or 1.1%, in the second quarter 2013 primarily due to increases in professional fees offset by decreases in telephone costs and attorney fees. For the first six months of 2013, costs fixed in nature were comparable to the same period in 2012.

Costs that follow, to varying degrees, changes in transaction volumes and revenues increased $0.5 million, or 1.8% and $2.1 million, or 4.1%, in the second quarter and first six months of 2013, respectively. The increases in these costs for the second quarter and first six months of 2013, respectively, are primarily due to increases in outside search fees and premium taxes offset by decreased bad debt expenses. Costs that fluctuate independently of revenues increased $2.1 million, or 19.6% and $0.1 million, or 0.2%, in the second quarter and first six months of 2013, respectively, primarily due to increases in travel, business promotion and litigation-related costs in the second quarter 2013 and increases in travel and business promotion partially offset by a decrease in litigation-related costs for the first six months of 2013.

Title losses. Provisions for title losses, as a percentage of title revenues, were 5.0% and 8.7% in the second quarter 2013 and 2012, respectively, and 5.5% and 8.8% in the first six months of 2013 and 2012, respectively, including adjustments to certain large claims. Our title policy loss development continued to improve during the second quarter 2013, reflecting a decline in prior policy years loss experience as well as our attention to prudent risk management and emphasis on quality and profitability of our network of independent agencies. Due to this ongoing improvement, we lowered our overall loss provisioning rate effective with policies issued in the second quarter 2013, and recorded a policy loss reserve reduction of $6.6 million relating to prior policy years. Excluding this reserve reduction and adjustments related to large claims (recorded in the second quarter 2012), title losses were 5.9% and 7.5% in the second quarter 2013 and 2012, respectively, and 6.0% and 7.7% in the first six months of 2013 and 2012, respectively.

Title losses for the second quarter 2013 decreased 36.6% on the 9.7% increase in title operating revenues when compared to the second quarter 2012. For the first six months of 2013, title losses decreased 31.3% on the 10.4% increase in title operating revenues when compared to the same period in 2012. The title loss ratio in any given quarter is significantly influenced by new large claims incurred or adjustments to reserves for existing large claims. Adjustments to new and existing large losses did not exceed our normal provisioning rate during the first six months of 2013. Although there can be no assurances that this result for large losses will continue for the remainder of 2013, we continue to manage and resolve large claims prudently and in keeping with our commitments to our policyholders.

Cash claim payments in the second quarter and first six months of 2013 increased 7.4% and 6.5%, respectively, from the same periods in 2012 as payments on previously reserved large losses were made.

Our liability for estimated title losses as of June 30, 2013 comprises both known claims ($115.5 million) and our estimate of claims that may be reported in the future ($385.6 million). The amount of the reserve represents the aggregate future payments (net of recoveries recognized) that we expect to incur on policy and escrow losses and in costs to settle claims.

Income taxes. Our effective tax rates were 41.3% and 11.3% for the second quarter 2013 and 2012 and 41.5% and 32.0% for the first six months of 2013 and 2012, respectively, based on earnings before taxes and after deducting noncontrolling interests, which when aggregated are $45.9 million and $28.1 million for the second quarter 2013 and 2012 and $51.5 million and $18.8 million for the first six months of 2013 and 2012, respectively. In the fourth quarter 2012, we released a significant portion of a previously established valuation allowance against deferred tax assets. As a result, our effective tax rates for the quarter and six months ended June 30, 2013 reflect a more normalized rate based on domestic and international operating results, although the effective tax rates for these periods are higher as a result of non-deductible costs associated with the conversion of the Notes. A valuation allowance against certain foreign tax credit carryforwards, which may not be utilized in the future, remains at June 30, 2013.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources represent our ability to generate cash flow to meet our obligations to our shareholders, customers (payments to satisfy claims on title policies), vendors, employees, lenders and others. As of June 30, 2013, our cash and investments, including amounts reserved pursuant to statutory requirements, aggregated $756.1 million.

A substantial majority of our consolidated cash and investments as of June 30, 2013 was held by Stewart Title Guaranty Company (Guaranty) and its subsidiaries. The use and investment of these funds, dividends to the holding company, and cash transfers between Guaranty and its subsidiaries and the holding company are subject to certain legal and regulatory restrictions. In general, Guaranty may use its cash and investments in excess of its legally-mandated statutory premium reserve (established in accordance with requirements under Texas law) to fund its insurance operations, including claims payments. Guaranty may also, subject to certain limitations, provide funds to its subsidiaries (whose operations consist principally of field title offices) for their operating and debt service needs.

Guaranty cannot pay a dividend to its parent in excess of certain limits without the approval of the Texas Insurance Commissioner. As of December 31, 2012, the maximum dividend that could be paid in 2013 after such approval in 2013 is $85.8 million. Guaranty did not pay a dividend in the six months ended June 30, 2013 or 2012. However, the maximum dividend permitted by law is not necessarily indicative of Guaranty’s actual ability to pay dividends, which may be constrained by business and regulatory considerations, such as the impact of dividends on surplus, which could affect its ratings or competitive position, the amount of insurance it can write and its ability to pay future dividends. Further, depending on business and regulatory conditions, we may in the future need to retain cash in Guaranty or even raise cash in the capital markets to contribute to it in order to maintain its ratings or statutory capital position. Such a requirement could be the result of investment losses, reserve charges, adverse operating conditions in the current economic environment or changes in interpretation of statutory accounting requirements by regulators.

Cash held at the parent company totaled $9.2 million at June 30, 2013. As noted above, as a holding company, the parent is funded principally by cash from its subsidiaries in the form of dividends, operating and other administrative expense reimbursements, and pursuant to intercompany tax sharing agreements. The expense reimbursements are paid in accordance with management agreements among us and our subsidiaries. As the parent company conducts no operations apart from its wholly-owned subsidiaries, the discussion below focuses on consolidated cash flows.

	For the Six Months Ended June 30,
	2013	2012
	(dollars in millions)
Net cash provided by operating activities	43.1	19.4
Net cash (used) provided by investing activities	(25.0)	6.7
Net cash used by financing activities	(6.9)	(8.9)

Operating activities

Our principal sources of cash from operations are premiums on title policies and revenue from title service-related transactions, and mortgage servicing support services. Our independent agencies remit cash to us net of their contractual retention. Our principal cash expenditures for operations are employee costs, operating costs and title claims payments.

Cash provided by operations for the first six months of 2013 was $43.1 million, an improvement of $23.7 million from the $19.4 million provided by operations for the same period in 2012. Cash flow from operations for the six months ended June 30, 2013 was driven by a $17.4 million increase in net earnings for the six months ended June 30, 2013 when compared to the same period in the prior year. In addition, collections on outstanding receivable balances, principally in our mortgage services businesses, improved operating cash flow by $13.8 million. These improvements were partially offset by cash payments of outstanding accounts payable and accrued liabilities of $15.8 million and $15.9 million relating to claims paid in excess of provisions for title losses. Although we lowered our loss provision rate in the third quarter 2012 and again in the second quarter 2013, cash payments for claims in the first six months of 2013 were, as expected, comparable to the same period in 2012.

Although our business is labor intensive, we are focused on a cost-effective, scalable business model which includes utilization of technology, centralization of back and middle office functions and business process outsourcing. Our approach allows us to adjust more easily to fluctuations in transaction volumes.

The insurance regulators of the states in which our underwriters are domiciled require our statutory premium reserves to be fully funded, segregated and invested in high-quality securities and short-term investments. As of June 30, 2013, cash and investments funding the statutory premium reserve aggregated $449.2 million and our statutory estimate of claims that may be reported in the future totaled $385.6 million. In addition to this restricted cash and investments, we had unrestricted cash and investments (excluding equity method investments) of $163.7 million, which are available for underwriter operations, including claims payments.

Investing activities

Cash from investing activities was generated principally by proceeds from investments matured and sold in the amounts of $41.2 million and $81.9 million for the first six months of 2013 and 2012, respectively. We used cash for the purchases of investments in the amounts of $63.2 million and $71.3 million for the first six months of 2013 and 2012, respectively.

Capital expenditures were $7.7 million and $9.1 million for the first six months of 2013 and 2012, respectively. We maintain investment in capital expenditures at a level that enables us to implement technologies for increasing our operational and back-office efficiencies. We sold assets and subsidiaries resulting in cash receipts of $0.1 million and $3.3 million for the first six months of 2013 and 2012, respectively. We sold equity investees and other assets of $3.1 million for the first six months of 2013.

Financing activities and capital resources

Total debt and stockholders’ equity were $33.7 million and $634.5 million, respectively, as of June 30, 2013. In the first six months of 2013 and 2012, we repaid $1.0 million and $4.8 million, respectively, of debt in accordance with the underlying terms of the debt instruments. Included in total debt is $27.8 million of Notes. In the first six months of 2013, we exchanged an aggregate of $37.1 million of Notes for an aggregate of 3,037,430 shares of common stock plus cash for accrued and unpaid interest. We also have available a $25.0 million unsecured bank line of credit commitment, which expires in June 2016, under which no borrowings were outstanding at June 30, 2013.

Effect of changes in foreign currency rates

The effect of changes in foreign currency rates on the consolidated statements of cash flows was a net decrease in cash and cash equivalents of $3.1 million for the first six months of 2013 compared to a net decrease of $0.4 million for the first six months of 2012. Our principal foreign operating unit is in Canada, and, on average, the value of the Canadian dollar relative to the U.S. dollar decreased during the first six months of 2013.

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

Other comprehensive (loss) earnings. Unrealized gains and losses on investments and changes in foreign currency exchange rates are reported net of deferred taxes in accumulated other comprehensive earnings, a component of stockholders’ equity, until realized. For the six months ended June 30, 2013, net unrealized investment losses of $9.6 million, which increased our other comprehensive losses, were primarily related to temporary decreases in corporate, municipal and government bond investments, partially offset by temporary increases in fair market values of equity securities and deferred taxes. For the six months ended June 30, 2012, net unrealized investment gains of $4.7 million, which increased our other comprehensive earnings, were primarily related to increases in fair market values of corporate bond investments. Changes in foreign currency exchange rates, primarily related to our Canadian operations, increased our other comprehensive loss by $7.2 million for the six months ended June 30, 2013 and decreased other comprehensive earnings by $0.2 million, net of taxes, for the same period in the prior year.

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

There have been no material changes during the quarter ended June 30, 2013 in our investment strategies, types of financial instruments held or the risks associated with such instruments that would materially alter the market risk disclosures made in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 4.	Controls and Procedures

Our principal executive officer and principal financial officer are responsible for establishing and maintaining disclosure controls and procedures. They evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2013, and have concluded that, as of such date, our disclosure controls and procedures are adequate and effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) and 15d-15(f)). Our internal control over financial reporting is a process, under the supervision of our principal executive officer and principal financial officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of June 30, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on this assessment, management believes that, as of June 30, 2013, our internal control over financial reporting is effective based on those criteria.

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

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As a result, no corrective actions were required or undertaken.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

See discussion of legal proceedings in Note 9 to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Report, which is incorporated by reference into this Part II, Item 1, as well as Item 3. Legal Proceedings, in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 1A.	Risk Factors

There have been no changes during the quarter ended June 30, 2013 to our risk factors as listed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 5.	Other Information

We had a book value per share of $28.27 and $29.91 as of June 30, 2013 and December 31, 2012, respectively. As of June 30, 2013, our book value per share was based on approximately $634.5 million in stockholders’ equity and 22,440,277 shares of Common and Class B Common Stock outstanding. As of December 31, 2012, our book value per share was based on approximately $580.4 million in stockholders’ equity and 19,403,765 shares of Common and Class B Common Stock outstanding.

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

August 2, 2013
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

10.2 †	—

Employment Agreement entered into as of February 21, 2013 and effective as of January 1, 2012, by and between Stewart Information Services Corporation and

Malcolm S. Morris (incorporated by reference in this report from Exhibit 10.12 of the Annual Report on Form 10-K for the year ended December 31, 2012)

10.3 †		Addendum to Employment Agreement effective April 22, 2013, by and between Stewart Information Services Corporation and Matthew W. Morris (incorporated by reference in this report from Exhibit 10.1 of the Current Report on Form 8-K filed April 25, 2013)

10.4 †		Addendum to Employment Agreement effective April 22, 2013, by and between Stewart Information Services Corporation and Joseph Allen Berryman (incorporated by reference in this report from Exhibit 10.2 of the Current Report on Form 8-K filed April 25, 2013)

10.5 †		Addendum to Employment Agreement effective April 22, 2013, by and between Stewart Information Services Corporation and Glenn H. Clements (incorporated by reference in this report from Exhibit 10.3 of the Current Report on Form 8-K filed April 25, 2013)

10.6 †		Addendum to Employment Agreement effective April 22, 2013, by and between Stewart Information Services Corporation and Jason R. Nadeau (incorporated by reference in this report from Exhibit 10.4 of the Current Report on Form 8-K filed April 25, 2013)

Exhibit

10.7 †		Addendum to Employment Agreement effective April 22, 2013, by and between Stewart Information Services Corporation and Steven M. Lessack (incorporated by reference in this report from Exhibit 10.5 of the Current Report on Form 8-K filed April 25, 2013)

31.1 *	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS **	—	XBRL Instance Document

101.SCH **	—	XBRL Taxonomy Extension Schema Document

101.CAL **	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	—	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
†	Management contract or compensatory plan
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed furnished and not filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.