Form 10-Q
period 2013-09-30
STEWART INFORMATION SERVICES CORP
filed 2013-11-06
CIK 94344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On November 1, 2013, the following shares of each of the issuer’s classes of common stock were outstanding:

Common, $1 par value	21,448,038
Class B Common, $1 par value	1,050,012

FORM 10-Q QUARTERLY REPORT

QUARTER ENDED SEPTEMBER 30, 2013

As used in this report, “we,” “us,” “our,” the “Company” and “Stewart” mean Stewart Information Services Corporation and our subsidiaries, unless the context indicates otherwise.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE EARNINGS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	($000 omitted, except per share)
Revenues
Title insurance:
Direct operations	198,970	190,232	570,516	529,983
Agency operations	306,583	281,587	804,143	729,047
Mortgage services	26,696	42,021	93,779	114,440
Investment income	3,729	3,669	11,657	10,204
Investment and other gains (losses) – net	857	3,232	(2,327)	5,766

	536,835	520,741	1,477,768	1,389,440
Expenses
Amounts retained by agencies	250,035	231,765	656,589	601,327
Employee costs	147,132	138,236	430,360	397,559
Other operating expenses	72,657	71,202	209,878	206,493
Title losses and related claims	32,630	34,541	80,362	104,041
Depreciation and amortization	4,142	4,336	12,721	13,423
Interest	649	1,297	2,259	3,947

	507,245	481,377	1,392,169	1,326,790
Earnings before taxes and noncontrolling interests	29,590	39,364	85,599	62,650
Income tax expense	11,573	2,268	32,925	8,266

Net earnings	18,017	37,096	52,674	54,384
Less net earnings attributable to noncontrolling interests	2,608	2,428	7,160	6,962

Net earnings attributable to Stewart	15,409	34,668	45,514	47,422

Net earnings	18,017	37,096	52,674	54,384
Other comprehensive earnings (loss):
Foreign currency translation	4,587	6,022	(5,247)	5,544
Change in unrealized gains (losses) on investments	1,981	6,753	(10,851)	15,527
Reclassification of adjustment for gains included in net earnings	(520)	(1,274)	(2,421)	(2,820)

Other comprehensive earnings (loss), before taxes	6,048	11,501	(18,519)	18,251
Income tax expense (benefit) related to items of other comprehensive earnings (loss)	1,539	3,739	(6,250)	6,031

Other comprehensive earnings (loss), net of taxes	4,509	7,762	(12,269)	12,220

Comprehensive earnings	22,526	44,858	40,405	66,604
Less comprehensive earnings attributable to noncontrolling interests	2,608	2,428	7,160	6,962

Comprehensive earnings attributable to Stewart	19,918	42,430	33,245	59,642

Basic average shares outstanding (000)	22,475	19,309	21,962	19,288
Basic earnings per share attributable to Stewart	0.69	1.80	2.07	2.46
Dilutive average shares outstanding (000)	24,769	24,399	24,735	24,378
Diluted earnings per share attributable to Stewart	0.63	1.45	1.88	2.04

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of September 30, 2013	As of December 31, 2012
	($000 omitted)
Assets
Cash and cash equivalents	201,138	208,538
Short-term investments	37,274	37,025
Investments in debt and equity securities available-for-sale, at fair value:
Statutory reserve funds	449,323	444,579
Other	83,101	58,680

	532,424	503,259
Receivables:
Notes	4,157	8,483
Premiums from agencies	43,621	45,458
Income taxes	8,031	3,259
Trade and other receivables	53,227	56,311
Allowance for uncollectible amounts	(10,418)	(12,823)

	98,618	100,688
Property and equipment, at cost
Land	5,848	5,848
Buildings	26,907	26,887
Furniture and equipment	258,272	241,694
Accumulated depreciation	(233,773)	(219,715)

	57,254	54,714
Title plants, at cost	76,822	77,360
Real estate, at lower of cost or net realizable value	2,691	3,941
Investments in investees, on an equity method basis	10,283	13,891
Goodwill	230,282	220,955
Intangible assets, net of amortization	5,576	7,015
Deferred tax asset	—	7,562
Other assets	64,534	56,229

	1,316,896	1,291,177

Liabilities
Notes payable	5,434	6,481
Convertible senior notes	27,098	64,687
Accounts payable and accrued liabilities	106,881	116,617
Estimated title losses	509,417	520,375
Deferred tax liability	12,876	2,645

	661,706	710,805
Contingent liabilities and commitments
Stockholders’ equity
Common and Class B Common Stock and additional paid-in capital	194,847	153,441
Retained earnings	436,961	391,447
Accumulated other comprehensive earnings:
Foreign currency translation adjustments	8,527	12,169
Unrealized investment gains on investments	5,788	14,415
Treasury stock – 352,161 common shares, at cost	(2,666)	(2,666)

Stockholders’ equity attributable to Stewart	643,457	568,806
Noncontrolling interests	11,733	11,566

Total stockholders’ equity (22,498,050 and 19,403,765 shares outstanding)	655,190	580,372

	1,316,896	1,291,177

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2013	2012
	($000 omitted)
Reconciliation of net earnings to cash provided by operating activities:
Net earnings	52,674	54,384
Add (deduct):
Depreciation and amortization	12,721	13,423
Provision for bad debt	1,818	3,010
Investment and other losses (gains) – net	2,327	(5,766)
Payments for title losses (in excess of) less than provisions	(9,613)	10,731
Insurance recoveries of title losses	665	214
Decrease (increase) in receivables – net	687	(21,261)
Increase in other assets – net	(3,641)	(4,409)
(Decrease) increase in payables and accrued liabilities – net	(11,999)	2,923
Increase in net deferred income taxes	24,043	2,525
Net earnings from equity investees	(3,548)	(3,264)
Dividends received from equity investees	3,829	2,709
Other – net	883	1,611

Cash provided by operating activities	70,846	56,830
Investing activities:
Proceeds from investments available-for-sale matured and sold	70,080	134,534
Purchases of investments available-for-sale	(116,125)	(138,656)
Purchases of property and equipment and title plants – net	(13,022)	(14,104)
Proceeds from the sale of land, buildings, and furniture and equipment	167	4,991
Cash paid for acquisitions of subsidiaries and other – net	(15,302)	(78)
Proceeds from the sale of equity investees and other assets	3,090	—
Other – net	4,196	2,727

Cash used by investing activities	(66,916)	(10,586)
Financing activities:
Payments on notes payable	(1,447)	(5,235)
Proceeds from notes payable	400	2
Purchase of remaining interest of consolidated subsidiary	(957)	(43)
Distributions to noncontrolling interests	(7,214)	(6,348)
Contributions from noncontrolling interests	48	87
Cash payments for settlement of debt	(742)	—

Cash used by financing activities	(9,912)	(11,537)
Effects of changes in foreign currency exchange rates	(1,418)	2,270

(Decrease) increase in cash and cash equivalents	(7,400)	36,977
Cash and cash equivalents at beginning of period	208,538	140,843

Cash and cash equivalents at end of period	201,138	177,820

Supplemental information:
Retirement of Convertible Senior Notes with issuance of Common Stock	37,810	—
Receipt of partial building ownership in exchange for debt forgiveness	—	1,255
Changes in financial statement amounts due to the acquisition of subsidiaries:
Goodwill	9,327	2,692
Receivables and other assets acquired	7,926	(2,035)
Liabilities acquired	(1,951)	(579)

Cash paid for acquisitions of subsidiaries and other – net	15,302	78

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1

Interim financial statements. The financial information contained in this report for the three and nine months ended September 30, 2013 and 2012, and as of September 30, 2013, is unaudited. This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

D. Recent developments. In August 2013, we acquired certain assets of Allonhill, LLC., a provider of loan due diligence and risk management services. The purchase price allocation for the acquisition is expected to be finalized in the fourth quarter of 2013.

E. Recent Significant Accounting Pronouncements. In February 2013, the Financial Accounting Standards Board (FASB) issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-02). ASU 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive earnings on the respective line items in net earnings if the amount being reclassified is required under GAAP to be reclassified in its entirety to net earnings. For other amounts that are not required under GAAP to be reclassified in their entirety to net earnings in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. ASU 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012. The adoption of the amended standard on January 1, 2013 did not have a material impact on the Company’s consolidated financial statements.

NOTE 2

Investments in debt and equity securities. The amortized costs and fair values follow:

	September 30, 2013		December 31, 2012
	Amortized costs	Fair values	Amortized costs	Fair values
	($000 omitted)
Debt securities:
Municipal	47,951	47,396	18,012	19,011
Corporate and utilities	277,619	285,356	268,874	287,528
Foreign	168,363	167,174	168,084	169,009
U.S. Government	14,339	15,327	15,243	16,638
Equity securities	15,247	17,171	10,870	11,073

	523,519	532,424	481,083	503,259

Foreign debt securities consist primarily of Canadian government bonds, Canadian corporate bonds and United Kingdom treasury bonds.

Gross unrealized gains and losses were:

	September 30, 2013		December 31, 2012
	Gains	Losses	Gains	Losses
	($000 omitted)
Debt securities:
Municipal	334	889	1,006	7
Corporate and utilities	10,279	2,542	19,141	486
Foreign	388	1,577	1,210	286
U.S. Government	1,034	46	1,395	—
Equity securities	2,036	112	278	75

	14,071	5,166	23,030	854

Debt securities as of September 30, 2013 mature, according to their contractual terms, as follows (actual maturities may differ due to call or prepayment rights):

	Amortized costs	Fair values
	($000 omitted)
In one year or less	67,127	67,161
After one year through five years	185,181	189,487
After five years through ten years	218,893	221,719
After ten years	37,071	36,886

	508,272	515,253

As of September 30, 2013, gross unrealized losses on investments and the fair values of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were:

	Less than 12 months		More than 12 months		Total
	Losses	Fair values	Losses	Fair values	Losses	Fair values
	($000 omitted)
Debt securities:
Municipal	852	31,494	37	636	889	32,130
Corporate and utilities	2,542	61,939	—	—	2,542	61,939
U.S. Government	46	3,543	—	—	46	3,543
Foreign	1,229	75,931	348	71,491	1,577	147,422
Equity securities	112	2,152	—	—	112	2,152

	4,781	175,059	385	72,127	5,166	247,186

The number of investments in an unrealized loss position as of September 30, 2013 was 108. Since the Company does not intend to sell and will more-likely-than-not maintain each debt security until its anticipated recovery, and no significant credit risk is deemed to exist, these investments are not considered other-than-temporarily impaired.

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

NOTE 3

Fair value measurements. The Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal, or most advantageous, market for the asset or liability in an orderly transaction between market participants at the measurement date. The Fair Value Measurements and Disclosures Topic establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs when possible. The three levels of inputs used to measure fair value are as follows:

•	Level 1 – quoted prices in active markets for identical assets or liabilities;

•	Level 2 – observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data; and

•	Level 3 – unobservable inputs that are supported by little or no market activity and that are significant to the fair values of the assets or liabilities, including certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

As of September 30, 2013, financial instruments measured at fair value on a recurring basis are summarized below:

	Level 1	Level 2	Fair value measurements
	($000 omitted)
Short-term investments	37,274	—	37,274
Investments available-for-sale:
Debt securities:
Municipal	—	47,396	47,396
Corporate and utilities	—	285,356	285,356
Foreign	—	167,174	167,174
U.S. Government	—	15,327	15,327
Equity securities	17,171	—	17,171

	54,445	515,253	569,698

As of December 31, 2012, financial instruments measured at fair value on a recurring basis are summarized below:

	Level 1	Level 2	Fair value measurements
	($000 omitted)
Short-term investments	37,025	—	37,025
Investments available-for-sale:
Debt securities:
Municipal	—	19,011	19,011
Corporate and utilities	—	287,528	287,528
Foreign	—	169,009	169,009
U.S. Government	—	16,638	16,638
Equity securities	11,073	—	11,073

	48,098	492,186	540,284

As of September 30, 2013, Level 1 financial instruments consist of short-term investments and equity securities. Level 2 financial instruments consist of municipal, governmental, corporate and utilities bonds, both U.S. and foreign. In accordance with the Company’s policies and guidelines, which incorporate relevant statutory requirements, the Company’s third party, registered investment manager invests only in securities rated as investment grade or higher by the major rating services, where observable valuation inputs are significant. All municipal, foreign, and U.S. Government bonds are valued using a third-party pricing service, and the corporate bonds are valued using the market approach, which includes three to ten inputs from relevant market sources, including Financial Industry Regulatory Authority’s (FINRA) Trade Reporting and Compliance Engine (TRACE) and independent broker/dealer quotes, bids and offerings, as well as other relevant market data, such as securities with similar characteristics (i.e. sector, rating, maturity, etc.). Broker/dealer quotes, bids and offerings mentioned above are gathered (typically three to ten) and a consensus risk premium spread (credit spread) over risk-free Treasury yields is developed from the inputs obtained, which is then used to calculate the resulting fair value.

NOTE 4

Investment income. Gross realized investment and other gains and losses follows:

	For the Three MonthsEnded September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	($000 omitted)
Realized gains	1,409	3,658	5,309	7,008
Realized losses	(552)	(426)	(7,636)	(1,242)

	857	3,232	(2,327)	5,766

Expenses assignable to investment income were insignificant. There were no significant investments as of September 30, 2013 that did not produce income during the year.

Proceeds from the sales of investments available-for-sale follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	($000 omitted)
Proceeds from sales of investments available-for-sale	23,036	22,027	53,125	90,705

For the nine months ended September 30, 2013, investment and other (losses) gains – net included a $5.4 million non-cash charge relating to the early retirement of convertible senior notes and a $1.5 million loss on the sale of an equity investment partially offset by realized gains of $2.5 million from the sale of debt and equity investments available-for-sale and $1.7 million gain on non-title-related insurance policy proceeds.

For the nine months ended September 30, 2012, investment and other gains – net included realized gains of $3.9 million from the sale of debt and equity investments available-for-sale and $2.2 million from the sale of property.

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

For the nine months ended September 30, 2013, the Company did not have any dilutive shares under the treasury stock method mentioned above since the exercise prices of the options were greater than the weighted-average market value of the shares, which excludes them from the diluted earnings per share calculation.

The calculations of the basic and diluted earnings per share are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	($000 omitted)
Numerator:
Net earnings attributable to Stewart	15,409	34,668	45,514	47,422
Interest expense, net of tax effects	303	785	1,109	2,354

If-converted net earnings attributable to Stewart	15,712	35,453	46,623	49,776

Denominator (000):
Basic average shares outstanding	22,475	19,309	21,962	19,288
Dilutive average number of shares relating to options	1	—	—	—
Dilutive average number of shares relating to convertible senior notes	2,115	5,047	2,595	5,047
Dilutive average number of shares relating to restricted shares grant	178	43	178	43

Dilutive average shares outstanding	24,769	24,399	24,735	24,378

Basic earnings per share attributable to Stewart	0.69	1.80	2.07	2.46

Diluted earnings per share attributable to Stewart	0.63	1.45	1.88	2.04

NOTE 7

Contingent liabilities and commitments. In the ordinary course of business, the Company guarantees the third-party indebtedness of certain of its consolidated subsidiaries. As of September 30, 2013, the maximum potential future payments on the guarantees are not more than the related notes payable recorded in the condensed consolidated balance sheets. The Company also guarantees the indebtedness related to lease obligations of certain of its consolidated subsidiaries. The maximum future obligations arising from these lease-related guarantees are not more than the Company’s future minimum lease payments. In addition, as of September 30, 2013, the Company had guarantees of indebtedness owed by certain third parties related to business expansion and unused letters of credit aggregating to $3.2 million, primarily related to workers’ compensation coverage.

NOTE 8

Segment information. Subsequent to the appointment of our new Chief Executive Officer, the Company reorganized the senior management team and updated its long-term business strategy in fiscal 2012. As a result of these events, the Company revised its reportable operating segments effective with fourth quarter 2012 reporting to align with the current management of the business. Segment information for prior periods presented has been restated. The Company’s three reportable operating segments are title insurance and related services (title), mortgage services and corporate.

Selected statement of earnings and comprehensive earnings information related to these segments follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	($000 omitted)
Revenues:
Title	500,899	468,040	1,358,742	1,247,633
Mortgage services	31,391	45,677	109,907	126,605
Corporate	4,545	7,024	9,119	15,202

	536,835	520,741	1,477,768	1,389,440

Intersegment revenues:
Title	—	—	—	—
Mortgage services	(2,896)	(1,841)	(7,123)	(5,427)
Corporate	(790)	(909)	(2,372)	(2,946)

	(3,686)	(2,750)	(9,495)	(8,373)

Depreciation and amortization:
Title	1,421	1,481	4,389	4,661
Mortgage services	1,062	956	2,947	3,105
Corporate	1,659	1,899	5,385	5,657

	4,142	4,336	12,721	13,423

Earnings (loss) before taxes and noncontrolling interests:
Title	61,713	50,635	165,198	114,972
Mortgage services	(1,417)	12,381	13,575	32,631
Corporate	(30,706)	(23,652)	(93,174)	(84,953)

	29,590	39,364	85,599	62,650

The Company does not provide asset information by reportable operating segment as it does not routinely evaluate the asset position by segment.

Revenues generated in the United States and all international operations follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	($000 omitted)
United States	504,209	487,371	1,390,220	1,299,381
International	32,626	33,370	87,548	90,059

	536,835	520,741	1,477,768	1,389,440

NOTE 9

Regulatory and legal developments. Stewart Title Guaranty Company (STGC) and Stewart Title Guaranty de Mexico, S.A. de C.V. (STGM) were defendants in a lawsuit in the State District Court of Harris County, Texas, Citigroup Global Markets Realty Corp. v. Stewart Title Guaranty Company. The lawsuit was filed in 2008 and concerned 16 owners’ and 16 lenders’ title insurance policies on 16 parcels of land in Mexico issued by STGM and reinsurance agreements by STGC. Trial was held in early 2011, and on April 29, 2011, the jury returned a verdict of no damages, favorable to STGC and STGM. Judgment was entered on June 30, 2011. Both Citigroup Global Markets Realty Corp. and K.R. Playa VI, S de R.L. de C.V. subsequently appealed the verdict. On October 2, 2013 the 14th Court of Appeals affirmed the judgment of the trial court. By letter agreements dated October 28, 2013 the plaintiffs agreed to forego any further appeals or litigation in connection with the referenced lawsuit. Accordingly, the Company does not anticipate any further developments in this matter.

* * *

In January 2009, an action was filed by individuals against STGC, Stewart Title of California, Inc., Cuesta Title Company and others in the Superior Court of California for the County of San Luis Obispo alleging that the plaintiffs had suffered damages relating to loans they made through Hurst Financial Corporation to an individual named Kelly Gearhart and entities controlled by Gearhart. Thereafter, several other lawsuits making similar allegations, including a lawsuit filed by several hundred individuals, were filed in San Luis Obispo Superior Court, and one such lawsuit was removed to the United States District Court for the Central District of California. The defendants vary from case to case, but Stewart Information Services Corporation, Stewart Title Company and Stewart Title Insurance Company were also each sued in at least one of the cases. Following several years of pretrial legal proceedings, on December 14, 2012, the Court issued a Ruling and Order Regarding Selection of Discovery Pool, Trial Group and Pre-Trial Deadlines (amended on January 8, 2013), in which it established a mechanism for the selection of eight plaintiffs for whom all discovery and dispositive motions would be completed and a bellwether jury trial would be held starting on August 5, 2013. The bellwether jury trial involving eight of the plaintiffs commenced on August 5, 2013. On October 8, 2013, the state court jury returned a verdict favorable to Cuesta Title Company, Stewart Title of California, and Stewart Title Guaranty Company on every one of every plaintiff’s claims against them. Following the jury’s verdict, the Court scheduled a court date for status on November 12, 2013. There may be additional motions, discovery, and trials subsequent to the entry of judgment pursuant to the October 8, 2013 verdict in the bellwether trial. Although the Company cannot predict the ultimate outcome of these possible actions, it will vigorously defend itself and does not believe that the ultimate outcome will materially affect its consolidated financial condition or results of operations.

* * *

In April 2008, Credit Suisse AG, Cayman Islands Branch (Credit Suisse) asserted a claim under a Stewart Title Guaranty Company (STGC) policy of title insurance dated on or about May 19, 2006 based upon the alleged priority of mechanic’s and materialmen’s liens on a resort development in the State of Idaho known as Tamarack. STGC ultimately undertook the defense of the claim under a reservation of rights. For reasons set forth in Stewart’s complaint, on or about May 18, 2011 STGC withdrew its defense of Credit Suisse and filed a declaratory judgment action in the United States District Court for the District of Idaho captioned Stewart Title Guaranty Company v. Credit Suisse AG, Cayman Islands Branch seeking a declaratory judgment and other relief. In the lawsuit STGC sought, among other things, a determination that it had no duty to indemnify Credit Suisse and sought to have certain provisions of the title insurance policy rescinded. Credit Suisse counterclaimed for, among other things, bad faith failure to pay the claim.

On August 29, 2013, the United States District Court for the District of Idaho rendered an opinion on Credit Suisse’s Motion for Partial Summary Judgment. In its opinion the Court, among other things more fully set forth in said opinion, granted Credit Suisse’s motion negating certain policy defenses to coverage asserted by STGC. The Court also granted Credit Suisse’s Motion to Amend and permitted the assertion of punitive damages against STGC.

STGC’s Motion to Reconsider the Court’s August 29, 2013 ruling is currently pending. Although the Company cannot predict the outcome of this matter, STGC is vigorously prosecuting this litigation and does not believe that the ultimate outcome will have a material adverse impact on its consolidated financial condition or results of operations.

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

MANAGEMENT’S OVERVIEW

We reported net earnings attributable to Stewart of $15.4 million, or $0.63 per diluted share, for the third quarter 2013, representing a decrease of $19.3 million from the third quarter 2012 net earnings of $34.7 million, or $1.45 per diluted share. Year-over-year comparisons of net earnings are adversely affected by income tax expense, as the third quarter 2013 experienced a more-typical income tax provision while the third quarter 2012 benefited from the utilization of net operating loss carryforwards. Pretax earnings for the third quarter 2013 were $29.6 million, a decrease of $9.8 million over the third quarter 2012’s $39.4 million. The decline in pretax earnings is attributable to an approximate $13.8 million decrease from the prior year quarter in our mortgage services segment, partially offset by improved results in our title segment. For the first nine months of 2013, net earnings attributable to Stewart of $45.5 million, or $1.88 per diluted share, represent a decrease of $1.9 million from the same period in 2012. Pretax earnings for the first nine months of 2013 were $85.6 million, an increase of $22.9 million from the same period in 2012. Results for the first nine months of 2013 include a non-cash charge of $5.4 million, or $0.22 per share, relating to the early retirement of $37.8 million of our 6% Convertible Senior Notes due October 2014, as well as a gain of $1.7 million, or $0.07 per share, on non-title-related insurance policy proceeds (no tax benefit or expense is associated with either item; thus there was no tax-related effect on earnings per share).

Total revenues for the third quarter 2013 were $536.8 million, an increase of $16.1 million, or 3.1%, from $520.7 million for the third quarter 2012. Operating revenues increased 3.6% to $532.2 million in the third quarter 2013 compared to $513.8 million in the third quarter 2012. Compared to the third quarter 2012, title revenues increased 7.1% in the third quarter 2013, while mortgage services revenues decreased 36.5%. Total revenues for the first nine months of 2013 were $1,477.8 million, an increase of $88.4 million, or 6.4%, from $1,389.4 million for the same period in 2012.

Revenues from our title segment increased 7.0% and 5.4% from the third quarter 2012 and second quarter 2013, respectively. The title segment generated a pretax margin of 12.3%, an improvement of 1.5 percentage points from third quarter 2012 and sequentially a decline of 3.1 percentage points from second quarter 2013. Revenues from direct operations for the third quarter 2013 increased 4.6% compared to the same quarter last year and decreased 6.1% sequentially from the second quarter 2013. We generate commercial revenues both domestically and internationally. U.S. and Canadian commercial revenues increased 5.7% to $31.4 million from the third quarter 2012 and decreased sequentially by 15.9% from the second quarter 2013. This was the best third quarter for commercial revenues since 2007. Fitch Ratings upgraded Stewart’s Insurer Financial Strength rating in August 2013 from BBB+ with a positive outlook to A- with a stable outlook. This upgrade will likely yield greater commercial revenues in the future. International operating revenues (including foreign-sourced commercial revenues) increased 7.5% to $34.4 million from the third quarter 2012 and sequentially by 12.5% from the second quarter 2013.

Our mortgage services segment reported a pretax loss of $1.4 million as compared to a pretax profit of $12.4 million and $5.2 million for the third quarter 2012 and second quarter 2013, respectively. Revenues from our mortgage services segment decreased 31.3% from the third quarter 2012 and decreased 15.9% sequentially from the second quarter 2013.

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

During the nine months ended September 30, 2013, the Company made no material changes to its critical accounting estimates as previously disclosed in Management’s Discussion and Analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Operations. Our business has three main operating segments: title insurance and related services, mortgage services and corporate.

Our primary business is title insurance and settlement-related services. We close transactions and issue title policies on homes, commercial and other real properties located in all 50 states, the District of Columbia and international markets through policy-issuing offices and agencies. We also provide loan origination and servicing support; loan review services; loss mitigation; REO asset management; home and personal insurance services; loan due diligence; compliance solutions; service performance management and technology to streamline the real estate process.

Factors affecting revenues. The principal factors that contribute to changes in operating revenues for our title and mortgage services segments include:

•	mortgage interest rates;

•	inventory of existing homes available for sale;

•	availability of mortgage loans;

•	ability of potential purchasers to qualify for loans;

•	ratio of purchase transactions compared with refinance transactions;

•	ratio of closed orders to open orders;

•	home prices;

•	volume of distressed property transactions;

•	consumer confidence, including employment trends;

•	demand by buyers;

•	number of households;

•	premium rates;

•	market share;

•	opening of new offices and acquisitions;

•	number of commercial transactions, which typically yield higher premiums;

•	government or regulatory initiatives, including tax incentives; and

•	number of REO and foreclosed properties and related debt.

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

RESULTS OF OPERATIONS

Comparisons of our results of operations for the three and nine months ended September 30, 2013 with the three and nine months ended September 30, 2012 follow. Factors contributing to fluctuations in the results of operations are presented in the order of their monetary significance, and we have quantified, when necessary, significant changes. Results from our mortgage services and corporate segments are included in the discussions and, when relevant, are discussed separately.

Our statements on home sales and loan activity are based on published industry data from sources including Fannie Mae, the National Association of Realtors®, the Mortgage Bankers Association and Freddie Mac. We also use information from our direct operations.

Operating environment. We continue to see benefits in our results of operations from the improving real estate market, particularly in existing home sales. Quarterly data as of September 30, 2013 compared with the same period in 2012 indicates, on a 12-month moving average seasonally adjusted basis, annualized sales of existing homes increased 11.7% and preliminary new sales increased 19.9% with median price up 10.4% on a 12-month moving average. September 2013 existing home sales were at a seasonally adjusted annual rate of 5.3 million versus 4.8 million a year earlier. In addition, median home prices increased 11.2% from the third quarter 2012 and sequentially 3.3% from the second quarter 2013. A 5% increase in home prices results in an approximately 3.6% increase in title premiums. Interest rates, although rising late in the quarter, continue to remain low by historical standards. While job growth remains tepid and unemployment high, the housing market appears to be on a continuing path of recovery in sales volume and prices for new and existing homes. The inventory of available listings for sale on the market is less than normal, portending ongoing rising prices. According to Fannie Mae, one-to-four family residential lending decreased from an estimated $596 billion in the third quarter 2012 to $457 billion in the third quarter 2013, primarily driven by an estimated $176 billion decrease in refinance originations from the third quarter 2012 to the third quarter 2013. Sequentially, residential lending for home purchase volumes increased from $196 billion in the second quarter of 2013 to $208 billion in the third quarter of 2013. Residential refinance lending volumes decreased from $359 billion in the second quarter 2013 to $249 billion in the third quarter 2013. On average, refinance premium rates are 60% of the title premium revenue of a similarly priced sale transaction.

Title revenues. Revenues from direct title operations increased $8.8 million, or 4.6%, and $40.5 million, or 7.6%, respectively, in the third quarter and first nine months of 2013 compared to the same periods in 2012. Revenues in the third quarter and first nine months of 2013 increased primarily due to a shift in order mix to more resale orders, home price appreciation and, to a lesser extent, a premium rate increase in Texas that became effective May 1, 2013. The largest increases in revenues in the third quarter 2013 were in Texas, Ohio and international, partially offset by decreases in Pennsylvania and California. The largest increases in revenues in the first nine months of 2013 were in Texas, Ohio, New York and New Mexico, partially offset by decreases in California and Canada. Revenues from commercial and other large transactions increased $1.7 million, or 5.7%, and $11.8 million, or 14.1%, respectively, in the third quarter and first nine months of 2013 compared to the same periods in 2012.

Direct orders closed decreased 6.0% and increased 1.5%, respectively, while the average revenue per file closed (including large commercial policies) increased 10.3% and 5.5%, respectively, in the third quarter and first nine months of 2013 compared to the same periods in 2012. Direct operating revenues, excluding commercial and other large transactions, increased 3.3% and 5.8%, respectively, while the average revenue per closing increased 9.9% and 4.2%, respectively, in the third quarter and first nine months of 2013 compared to the same periods in 2012.

Revenues from independent agencies increased $25.0 million, or 8.9% and $75.1 million, or 10.3%, respectively, in the third quarter and first nine months of 2013 compared to the same periods in 2012. The largest increases in revenues from independent agencies in the third quarter 2013 were in New York, Pennsylvania, Texas and Utah, partially offset by decreases in California and New Jersey. The largest increases in revenues from independent agencies during the first nine months of 2013 were in New York, Texas, Pennsylvania and Michigan, partially offset by decreases in California. Revenues from independent agencies net of amounts retained by those agencies increased 13.5% and 15.5% in the third quarter and first nine months of 2013 compared to the same periods in 2012, respectively.

We began the process of vetting our independent agencies several years ago with the goal of achieving the highest-quality network of independent agencies. Since the fourth quarter 2008, our average annual premium revenue received per independent agency has increased more than 135% and we have reduced the number of independent agencies in our network by approximately 41%. Further, the policy loss ratio of our current independent agency network for the third quarter 2013 is less than one-fourth of its level in the fourth quarter 2008. As the operating environment for independent agencies evolves due to proposed new regulation by the Consumer Financial Protection Bureau and increased lender due diligence, we have taken a lead in helping our independent agencies prepare for the market changes by offering regular educational opportunities and effective solutions. We continue to emphasize partnering with the highest quality independent agencies in the industry, and are focusing our growth efforts in those states with relatively high remittance rates, to yield consistent and improving profitability.

The Texas Department of Insurance increased title insurance premium rates in the state of Texas by 3.8% effective May 1, 2013. The impact on our consolidated financial position or results of operations from this rate increase has been incrementally positive to second and third quarter revenues.

Mortgage services revenues. Mortgage services operating revenues decreased $15.3 million, or 36.5%, and $20.7 million, or 18.1%, respectively, in the third quarter and first nine months of 2013 compared to the same periods in 2012. The decline in revenues is largely due to the nature of the contract-based revenue in this segment. The ongoing recovery in the housing markets has resulted in less demand for distressed loan management services, which the expiring contracts provided. Although such contracts expired this quarter, we maintained the existing operational infrastructure to support newly acquired contracts that are in the process of ramping up to their full revenue potential. While we have seen an increase in non-default related revenue, revenues will likely remain depressed over the next several quarters while this line of business is in a transitional phase. We continue to execute on our longer-term strategy of providing mortgage process outsourcing services which are high-quality, flexible and responsive. Our expectation is that new service capabilities within the broad category of servicing and origination support will create a more diverse client base and less cyclical revenues. Additionally, the acquisition of the key assets of Allonhill, LLC during the third quarter 2013 diversifies our revenue base and we expect it to be accretive to earnings during the first half of 2014.

Investment income. Investment income increased $0.1 million, or 1.6% and $1.5 million, or 14.2%, respectively, in the third quarter and first nine months of 2013 compared to the same periods in 2012. Investment income increased primarily due to increases in average balances invested in the third quarter 2013 and increases in average balances and, to a lesser extent increases in yield, for the first nine months of 2013 compared to the same periods in 2012. Certain investment gains and losses, which are included in our results of operations in investment and other gains (losses) – net, were realized as part of the ongoing management of our investment portfolio for the purpose of improving performance.

For the nine months ended September 30, 2013, investment and other gains (losses) – net included a $5.4 million non-cash charge relating to the early retirement of $37.8 million of Notes and a $1.5 million loss on the sale of an equity investment offset by realized gains of $2.5 million from the sale of debt and equity investments available-for-sale and $1.7 million gain on non-title-related insurance policy proceeds.

In the third quarter 2012, investment and other gains – net included realized gains of $2.1 million from the sale of debt and equity investments available-for-sale and $1.6 million from the sale of property. For the nine months ended September 30, 2012, investment and other gains – net included realized gains of $3.9 million from the sale of debt and equity investments available-for-sale and $2.2 million from the sale of property.

Retention by agencies. Amounts retained by title agencies are based on agreements between agencies and our title underwriters. On average, amounts retained by independent agencies, as a percentage of revenues generated by them, were 81.6% and 82.3% in the third quarters of 2013 and 2012, respectively and 81.7% and 82.5% in the first nine months of 2013 and 2012, respectively. The decrease in the average retention percentage for the three and nine months ended September 30, 2013 was largely due to a shift in revenue mix, as agency revenues in high retention states either declined or did not increase as fast as agency revenues in relatively lower retention states. The average retention percentage may vary from quarter-to-quarter due to the geographical mix of agency operations, the volume of title revenues and, in some states, laws or regulations. Due to the variety of such laws or regulations, as well as competitive factors, the average retention rate can differ significantly from state to state. Although general conditions in the real estate industry continue to improve nationwide, the recovery in specific markets has varied considerably. In addition, a high proportion of our independent agencies are in states with retention rates greater than 80% and the markets in those states have recovered somewhat faster than the nation as a whole, which has resulted in our average retention percentage remaining in the 81%—83% range. We expect our average retention rate to remain in this range over the near to medium term. However, we continue to adjust independent agency contracts in an economically sound manner, and we expect the mix of agency business to normalize as real estate markets continue to stabilize nationally resulting in lower average retention percentages in the aggregate.

Employee costs. Our employee costs and certain other operating expenses are sensitive to inflation. Employee costs for the combined business segments increased 6.4% and 8.3%, respectively, in the third quarter and first nine months of 2013 compared to the same periods in 2012. The increase in employee costs for these periods is due primarily to higher headcount to handle increased business activity. In addition, employee costs were influenced by higher incentive compensation due to the improved operating results, an increase in group insurance costs and the reinstatement of the employer match of the 401(k) employee benefit program in the third quarter of 2012. As a percentage of total operating revenues, employee costs increased to 27.6% in the third quarter 2013 from 26.9% in the third quarter 2012 and decreased from 28.5% in the second quarter 2013.

In the third quarter and first nine months of 2013, employee costs in the title segment increased 7.5% and 10.3%, respectively, over the same periods in 2012 primarily due to higher headcount to handle increased business activity as well as the increased incentive compensation and employee benefit costs discussed above. In our mortgage services segment, total employee costs as a percentage of operating revenues increased to 91.5% from 63.6% in the third quarter 2012 and increased to 75.7% from 63.4% in the first nine months of 2013. Actual costs decreased $0.3 million, or 1.1% and increased $3.4 million, or 4.3%, respectively, in the third quarter and first nine months of 2013 compared to the same periods in 2012. The increase, as a percentage of operating revenues, is primarily due to maintaining headcount as revenues declined in order to prepare for production on recently signed contracts and due to the increase in employees related to the acquisition of certain assets of AllonHill, LLC. Many of the employees servicing the expired contracts will be utilized for the new contracts as production ramps up in the fourth quarter 2013.

Other operating expenses. Other operating expenses include costs that are fixed in nature, costs that follow, to varying degrees, changes in transaction volumes and revenues and costs that fluctuate independently of revenues. Costs that are fixed in nature include attorney and professional fees, equipment rental, insurance, rent and other occupancy expenses, repairs and maintenance, technology costs, telephone and title plant expenses. Costs that follow, to varying degrees, changes in transaction volumes and revenues include fee attorney splits, bad debt expenses, certain mortgage services expenses, copy supplies, delivery fees, outside search fees, postage, premium taxes and title plant maintenance expenses. Costs that fluctuate independently of revenues include auto expenses, general supplies, litigation defense and settlement costs, business promotion costs and travel.

In the third quarter and first nine months of 2013 compared to the same periods in 2012, other operating expenses for the combined business segments increased $1.5 million, or 2.0%, and $3.4 million, or 1.6%, respectively. Costs fixed in nature increased $3.4 million, or 12.1%, in the third quarter 2013 primarily due to increases in technology costs, professional fees, insurance and rent and other occupancy expenses. For the first nine months of 2013, costs fixed in nature increased $3.2 million, or 3.6%, primarily due to increases in professional fees, insurance and technology costs partially offset by attorney fees and telephone expense.

Costs that follow, to varying degrees, changes in transaction volumes and revenues decreased $2.2 million, or 7.6%, and $0.2 million, or 0.2%, in the third quarter and first nine months of 2013, respectively. The decreases in these costs for the third quarter are primarily due to decreases in outside search fees, certain mortgage services expenses and postage. The decreases in these costs for the first nine months of 2013 are primarily due to decreases in bad debt expenses, certain mortgage services expenses and title plant expenses, partially offset by increases in premium taxes and outside search fees. Costs that fluctuate independently of revenues increased $0.3 million, or 2.4%, and $0.4 million, or 1.0%, in the third quarter and first nine months of 2013, respectively, primarily due to increases in business promotion and technology related costs partially offset by decreases in litigation-related costs in the third quarter 2013 and for the first nine months of 2013, respectively.

Title losses. Provisions for title losses, as a percentage of title revenues, were 6.5% and 7.3% in the third quarter 2013 and 2012, respectively, and 5.8% and 8.3% in the first nine months of 2013 and 2012, respectively, including adjustments to certain large claims. Our title policy loss development continued to improve during the third quarter 2013, reflecting an ongoing decline in prior policy year loss experience on non-large title losses as well as our continued attention to prudent risk management and emphasis on quality and profitability of our independent agency network. We recorded policy loss reserve reductions relating to non-large incurred losses on prior policy years of $11.2 million and $6.6 million in the third quarter and second quarter 2013, respectively. Adjustments to new and existing large losses resulted in charges of approximately $11.2 million and $2.5 million in the third quarter and second quarter 2013. Similar charges for large losses totaling $13.1 million were recorded in the first nine months of 2012. The overall effect of the third quarter 2013 adjustments was a reallocation of policy loss reserves from non-large claims to large claims. Excluding these reserve reductions and adjustments related to large claims, title losses were 6.5% and 6.4% in the third quarter 2013 and 2012, respectively, and 6.1% and 7.2% in the first nine months of 2013 and 2012, respectively. As a result of the policy loss development improvement, we lowered our overall provisioning rate on non-large claims effective with policies issued in the second quarter 2013.

Title losses for the third quarter 2013 decreased 5.5% in connection with the 7.1% increase in title operating revenues when compared to the third quarter 2012. For the first nine months of 2013, title losses decreased 22.8% in connection with the 9.2% increase in title operating revenues when compared to the same period in 2012. The title loss ratio in any given quarter is significantly influenced by new large claims incurred as well as adjustments to reserves for existing large claims, and we continue to manage and resolve large claims prudently and in keeping with our commitments to our policyholders.

Cash claim payments in the third quarter and first nine months of 2013 decreased 18.7% and 4.0%, respectively, from the same periods in 2012.

Our liability for estimated title losses as of September 30, 2013 comprises both known claims and our estimate of claims that may be reported in the future (“IBNR”). Known claims reserves are reserves related to actual losses reported to us. Our reserve for known claims comprises both claims related to title insurance policies as well as losses arising from escrow, closing and funding operations due to fraud or error (which are recognized as expense when discovered). The amount of the reserve represents the aggregate, non-discounted future payments (net of recoveries) that we expect to incur on policy and escrow losses and in costs to settle claims.

	September 30, 2013	December 31, 2012
	($000 omitted)
Known claims	129.0	137.9
IBNR	380.4	382.5

Total estimated title losses	509.4	520.4

Title claims are generally incurred three to five years after policy issuance, and the timing of payments on these claims can significantly impact the balance of known claims, since in many cases claims may be open for several years before resolution and payment occur.

Income taxes. Our effective tax rates were 42.9% and 6.1% for the third quarters 2013 and 2012 and 42.0% and 14.8% for the first nine months of 2013 and 2012, respectively, based on earnings before taxes and after deducting noncontrolling interests, which when aggregated were $27.0 million and $36.9 million for the third quarters 2013 and 2012, respectively, and $78.4 million and $55.7 million for the first nine months of 2013 and 2012, respectively. In the fourth quarter 2012, we released a significant portion of a previously established valuation allowance against deferred tax assets. As a result, our effective tax rates for the quarter and nine months ended September 30, 2013 reflect a more normalized rate based on domestic and international operating results, although the effective tax rates for these periods are higher as a result of non-deductible costs associated with the conversion of the Notes. A valuation allowance against certain foreign tax credit carryforwards, which may not be utilized in the future, remains at September 30, 2013.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources represent our ability to generate cash flow to meet our obligations to our shareholders, customers (payments to satisfy claims on title policies), vendors, employees, lenders and others. As of September 30, 2013, our cash and investments, including amounts reserved pursuant to statutory requirements, aggregated $770.8 million.

A substantial majority of our consolidated cash and investments as of September 30, 2013 was held by Stewart Title Guaranty Company (Guaranty) and its subsidiaries. The use and investment of these funds, dividends to the holding company, and cash transfers between Guaranty and its subsidiaries and the holding company are subject to certain legal and regulatory restrictions. In general, Guaranty may use its cash and investments in excess of its legally-mandated statutory premium reserve (established in accordance with requirements under Texas law) to fund its insurance operations, including claims payments. Guaranty may also, subject to certain limitations, provide funds to its subsidiaries (whose operations consist principally of field title offices and entities comprising the mortgage services segment) for their operating and debt service needs.

We maintain investments in accordance with certain statutory requirements for the funding of statutory premium reserves. Such reserves for statutory reserve funds were approximately $449.3 million and $444.6 million at September 30, 2013 and December 31, 2012, respectively. In addition, cash and cash equivalents – statutory reserve funds were approximately $8.8 million and $12.1 million at September 30, 2013 and December 31, 2012, respectively. Cash and cash equivalents – statutory reserve funds are not restricted or segregated in depository accounts. If the Company fails to maintain minimum investments or cash and cash equivalents to meet statutory requirements, the Company may be subject to fines or other penalties, including potential revocation of its business license.

Guaranty cannot pay a dividend to its parent in excess of certain limits without the approval of the Texas Insurance Commissioner. As of December 31, 2012, the maximum dividend that could be paid in 2013 after such approval in 2013 is $85.8 million. Guaranty did not pay a dividend in the nine months ended September 30, 2013 or 2012. However, the maximum dividend permitted by law is not necessarily indicative of Guaranty’s actual ability to pay dividends, which may be constrained by business and regulatory considerations, such as the impact of dividends on surplus, which could affect its ratings or competitive position, the amount of insurance it can write and its ability to pay future dividends. Further, depending on business and regulatory conditions, we may in the future need to retain cash in Guaranty or even raise cash in the capital markets to contribute to it in order to maintain its ratings or statutory capital position. Such a requirement could be the result of investment losses, reserve charges, adverse operating conditions in the current economic environment or changes in interpretation of statutory accounting requirements by regulators.

Cash held at the parent company totaled $7.8 million at September 30, 2013. As noted above, as a holding company, the parent is funded principally by cash from its subsidiaries in the form of dividends, operating and other administrative expense reimbursements, and pursuant to intercompany tax sharing agreements. The expense reimbursements are paid in accordance with management agreements among us and our subsidiaries. As the parent company conducts no operations apart from its wholly-owned subsidiaries, the discussion below focuses on consolidated cash flows.

	For the Nine Months Ended September 30,
	2013	2012
	(dollars in millions)
Net cash provided by operating activities	70.8	56.8
Net cash used by investing activities	(66.9)	(10.6)
Net cash used by financing activities	(9.9)	(11.5)

Operating activities

Our principal sources of cash from operations are premiums on title policies and revenue from title service-related transactions, and mortgage servicing support services. Our independent agencies remit cash to us net of their contractual retention. Our principal cash expenditures for operations are employee costs, operating costs and title claims payments.

Cash provided by operations for the first nine months of 2013 was $70.8 million, an improvement of $14.0 million from the $56.8 million provided by operations for the same period in 2012. This improvement in cash flow from operations for the nine months ended September 30, 2013 compared to the same period in the prior year was primarily due to improved operating results, collections on outstanding receivable balances, principally in our mortgage services businesses, partially offset by cash payments on outstanding accounts payable and accrued liabilities.

Although our business is labor intensive, we are focused on a cost-effective, scalable business model which includes utilization of technology, centralization of back and middle office functions and business process outsourcing. Our approach allows us to adjust more easily to fluctuations in transaction volumes.

The insurance regulators of the states in which our underwriters are domiciled require our statutory premium reserves to be fully funded and invested in high-quality securities and short-term investments. As of September 30, 2013, cash and investments funding the statutory premium reserve aggregated $458.1 million and our statutory estimate of claims that may be reported in the future totaled $380.4 million. In addition to this, we had cash and investments (excluding equity method investments) of $197.3 million, which are available for underwriter operations, including claims payments.

Investing activities

Cash from investing activities was generated principally by proceeds from investments matured and sold in the amounts of $70.1 million and $134.5 million for the first nine months of 2013 and 2012, respectively. We used cash for the purchases of investments in the amounts of $116.1 million and $138.7 million for the first nine months of 2013 and 2012, respectively.

Capital expenditures were $13.0 million and $14.1 million for the first nine months of 2013 and 2012, respectively. We maintain investment in capital expenditures at a level that enables us to implement technologies for increasing our operational and back-office efficiencies. We sold assets and subsidiaries resulting in cash receipts of $5.0 million for the first nine months of 2012. During the third quarter 2013, we completed the acquisition of certain assets of Allonhill, LLC. Cash paid for acquisitions during the first nine months of 2013 totaled $15.3 million. We sold equity investees and other assets of $3.1 million for the first nine months of 2013.

Financing activities and capital resources

Total debt and stockholders’ equity were $32.5 million and $643.5 million, respectively, as of September 30, 2013. In the first nine months of 2013 and 2012, we repaid $1.4 million and $5.2 million, respectively, of debt in accordance with the underlying terms of the debt instruments. Included in total debt is $27.2 million of Notes. In the first nine months of 2013, we exchanged an aggregate of $37.8 million of Notes for an aggregate of 3,094,440 shares of common stock plus cash for accrued and unpaid interest. We also have available a $25.0 million unsecured bank line of credit, which expires in June 2016, under which no borrowings were outstanding at September 30, 2013.

Effect of changes in foreign currency rates

The effect of changes in foreign currency rates on the consolidated statements of cash flows was a net decrease in cash and cash equivalents of $1.4 million for the first nine months of 2013 compared to a net increase of $2.3 million for the first nine months of 2012. Our principal foreign operating unit is in Canada, and, on average, the value of the Canadian dollar relative to the U.S. dollar decreased during the first nine months of 2013.

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

Other comprehensive (loss) earnings. Unrealized gains and losses on investments and changes in foreign currency exchange rates are reported net of deferred taxes in accumulated other comprehensive earnings, a component of stockholders’ equity, until realized. For the nine months ended September 30, 2013, net unrealized investment losses of $8.6 million, which increased our other comprehensive losses, were primarily related to temporary decreases in fair value of corporate, municipal and government bond investments, partially offset by temporary increases in fair values of equity securities and deferred taxes. For the nine months ended September 30, 2012, net unrealized investment gains of $8.3 million, which increased our other comprehensive earnings, were primarily related to increases in fair market values of corporate bond investments. Changes in foreign currency exchange rates, primarily related to our Canadian operations, increased our other comprehensive loss by $3.6 million for the nine months ended September 30, 2013 and increased other comprehensive earnings by $4.0 million, net of taxes, for the same period in the prior year.

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

Forward-looking statements. Certain statements in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to future, not past, events and often address our expected future business and financial performance. These statements often contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “will,” “foresee” or other similar words. Forward-looking statements by their nature are subject to various risks and uncertainties that could cause our actual results to be materially different than those expressed in the forward-looking statements. These risks and uncertainties include, among other things, tenuous economic conditions; adverse changes in the level of real estate activity; changes in mortgage interest rates, existing and new home sales, and availability of mortgage financing; our ability to respond to and implement technology changes, including the completion of the implementation of our enterprise systems; the impact of unanticipated title losses on the need to strengthen our policy loss reserves; any effect of title losses on our cash flows and financial condition; the impact of vetting our agency operations for quality and profitability; changes to the participants in the secondary mortgage market and the rate of refinancings that affect the demand for title insurance products; regulatory non-compliance, fraud or defalcations by our title insurance agencies or employees; our ability to timely and cost-effectively respond to significant industry changes and introduce new products and services; the outcome of pending litigation; the impact of changes in governmental and insurance regulations, including any future reductions in the pricing of title insurance products and services; our dependence on our operating subsidiaries as a source of cash flow; the continued realization of expense savings from our continual focus on aligning our operations to quickly adapt our costs to transaction volumes and market conditions; our ability to access the equity and debt financing markets when and if needed; our ability to grow our international operations; and our ability to respond to the actions of our competitors. These risks and uncertainties, as well as others, are discussed in more detail documents filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2012, our quarterly reports on Form 10-Q, and our Current Reports on Form 8-K. We expressly disclaim any obligation to update any forward-looking statements contained in this report to reflect events or circumstances that may arise after the date hereof, except as may be required by applicable law.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes during the quarter ended September 30, 2013 in our investment strategies, types of financial instruments held or the risks associated with such instruments that would materially alter the market risk disclosures made in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 4.	Controls and Procedures

Our principal executive officer and principal financial officer are responsible for establishing and maintaining disclosure controls and procedures. They evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2013, and have concluded that, as of such date, our disclosure controls and procedures are adequate and effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) and 15d-15(f)). Our internal control over financial reporting is a process, under the supervision of our principal executive officer and principal financial officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework published in 1992. Based on this assessment, management believes that, as of September 30, 2013, our internal control over financial reporting is effective based on those criteria.

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

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As a result, no corrective actions were required or undertaken.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

See discussion of legal proceedings in Note 9 to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Report, which is incorporated by reference into this Part II, Item 1, as well as Item 3. Legal Proceedings, in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 1A.	Risk Factors

There have been no changes during the quarter ended September 30, 2013 to our risk factors as listed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 5.	Other Information

We had a book value per share of $29.12 and $29.91 as of September 30, 2013 and December 31, 2012, respectively. As of September 30, 2013, our book value per share was based on approximately $655.2 million in stockholders’ equity and 22,498,050 shares of Common and Class B Common Stock outstanding. As of December 31, 2012, our book value per share was based on approximately $580.4 million in stockholders’ equity and 19,403,765 shares of Common and Class B Common Stock outstanding.

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

November 5, 2013
Date
Stewart Information Services Corporation
Registrant

	By:	/s/ J. Allen Berryman
J. Allen Berryman, Chief Financial Officer, Secretary, Treasurer and Principal Financial Officer

INDEX TO EXHIBITS

Exhibit

3.1	—	Amended and Restated Certificate of Incorporation of the Registrant, dated May 1, 2009 (incorporated by reference in this report from Exhibit 3.1 of the Current Report on Form 8-K filed May 5, 2009)

3.2	—	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant, dated April 30, 2010 (incorporated by reference in this report from Exhibit 3.2 of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010)

3.3	—	Amended and Restated By-Laws of the Registrant, as of January 17, 2012 (incorporated by reference in this report from Exhibit 3.1 of the Current Report on Form 8-K filed January 20, 2012)

4.1	—	Rights of Common and Class B Common Stockholders (incorporated by reference to Exhibits 3.1 and 3.2 hereto)

4.2	—	Indenture related to 6.0% Convertible Senior Notes due 2014, dated as of October 15, 2009, by and between the Registrant, the Guarantors party thereto, and Wells Fargo Bank N.A., as trustee (incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K filed October 15, 2009)

4.3	—	Form of 6.00% Convertible Senior Note due 2014 (incorporated by reference to Exhibit 4.2 hereto)

10.1†		Addendum, entered into as of August 23, 2013 and effective as of January 1, 2013, to Employment Agreement entered into as of October 1, 2012 and effective as of January 1, 2012, by and between Stewart Information Services Corporation and Joseph Allen Berryman (incorporated by reference in this report from Exhibit 10.1 of the Current Report on Form 8-K filed August 29, 2013)

10.2†		Addendum, entered into as of August 23, 2013 and effective as of January 1, 2013, to Employment Agreement entered into as of October 16, 2012 and effective as of January 1, 2012, by and between Stewart Information Services Corporation and Glenn H. Clements (incorporated by reference in this report from Exhibit 10.2 of the Current Report on Form 8-K filed August 29, 2013)

10.3†		Addendum, entered into as of August 25, 2013 and effective as of January 1, 2013, to Employment Agreement entered into as of October 1, 2012 and effective as of January 1, 2012, by and between Stewart Information Services Corporation and Steven M. Lessack (incorporated by reference in this report from Exhibit 10.3 of the Current Report on Form 8-K filed August 29, 2013)

10.4†		Addendum, entered into as of August 24, 2013 and effective as of January 1, 2013, to Employment Agreement entered into as of October 1, 2012 and effective as of January 1, 2012, by and between Stewart Information Services Corporation and Matthew W. Morris (incorporated by reference in this report from Exhibit 10.4 of the Current Report on Form 8-K filed August 29, 2013)

10.5†		Addendum, entered into as of August 23, 2013 and effective as of January 1, 2013, to Employment Agreement entered into as of October 12, 2012 and effective as of January 1, 2012, by and between Stewart Information Services Corporation and Jason R. Nadeau (incorporated by reference in this report from Exhibit 10.5 of the Current Report on Form 8-K filed August 29, 2013)

Exhibit

31.1 *	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS *	—	XBRL Instance Document

101.SCH *	—	XBRL Taxonomy Extension Schema Document

101.CAL *	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	—	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
†	Management contract or compensatory plan