Form 10-K
period 2013-12-31
STEWART INFORMATION SERVICES CORP
filed 2014-02-28
CIK 94344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the Common Stock (based upon the closing sales price of the Common Stock of Stewart Information Services Corporation, as reported by the NYSE on June 30, 2013) held by non-affiliates of the Registrant was approximately $560,226,000.

At February 25, 2014, the following shares of each of the registrant’s classes of stock were outstanding:

Common, $1 par value	21,451,588
Class B Common, $1 par value	1,050,012

Documents Incorporated by Reference

Portions of the definitive proxy statement (the Proxy Statement) are incorporated herein by reference in Part III of this document.

FORM 10-K ANNUAL REPORT

YEAR ENDED DECEMBER 31, 2013

As used in this report, “we,” “us,” “our,” the “Company” and “Stewart” mean Stewart Information Services Corporation and our subsidiaries, unless the context indicates otherwise.

PART I

Item 1. Business

We are a Delaware corporation formed in 1970. We and our predecessors have been engaged in the title business since 1893.

Stewart Information Services Corporation (NYSE-STC) is a customer-focused, global title insurance and real estate services company offering products and services through our direct operations, network of approved agencies and other companies within the Stewart family. Stewart provides these services to homebuyers and sellers; residential and commercial real estate professionals; mortgage lenders and servicers; title agencies and real estate attorneys; home builders; and United States governments. Stewart also provides loan origination and servicing support; loan review services; loss mitigation; REO asset management; home and personal insurance services; loan due diligence; compliance solutions; service performance management and technology to streamline the real estate process.

Our international division delivers products and services protecting and promoting private land ownership worldwide. Currently, our primary international operations are in Canada, the United Kingdom, Central Europe, and Australia.

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

Losses. Losses on policies occur when a title defect is not discovered during the examination and settlement process. Reasons for losses include forgeries, misrepresentations, unrecorded or undiscovered liens, the failure to pay off existing liens, mortgage lending fraud, mishandling or defalcation of settlement funds, issuance by title agencies of unauthorized coverage and defending policyholders when covered claims are filed against their interest in the property.

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

Estimating future title loss payments is challenging because of the complex nature of title claims, the length of time over which claims are paid, the significantly varying dollar amounts of individual claims and other factors. Estimated provisions for current year policy losses are charged to income in the same year the related premium revenues are recognized. The amounts provided for policy losses are based on reported claims, historical loss payment experience, title industry averages and the current legal and economic environment. Actual loss payment experience relating to policies issued in previous years, including the impact of large losses, is the primary reason for increases or decreases in our estimated loss provision.

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

Selected information from the U.S. Department of Housing and Urban Development and National Association of Realtors® for the U.S. real estate industry follows (2013 figures are preliminary and subject to revision):

	2013	2012	2011
New home sales – in millions	0.43	0.37	0.30
Existing home sales – in millions	4.48	4.13	3.79
Existing home sales – median sales price in $ thousands	197.4	177.2	166.2

Customers. The primary sources of title insurance business are attorneys, builders, developers, home buyers and home sellers, lenders and real estate brokers and agents. No one customer was responsible for as much as 10% or more of our consolidated revenues in any of the last three years. Titles insured include residential and commercial properties, undeveloped acreage, farms, ranches, wind and solar power installations, other energy-related projects and water rights.

Service, location, financial strength, size and related factors affect customer acceptance. Increasing market share is accomplished primarily by providing superior service. The parties to a closing are concerned with personal schedules and the interest and other costs associated with any delays in the settlement. The rates charged to customers are regulated, to varying degrees, in most states.

The financial strength and stability of the title underwriter are important factors in maintaining and increasing our business, particularly commercial business. We are rated as investment grade by the title industry’s leading rating companies. Our principal underwriter, Stewart Title Guaranty Company (Guaranty) is currently rated “A” by Demotech, Inc., A- by Fitch, B++ by A. M. Best and B+ by Kroll Bond Rating Agency.

Market share. Title insurance statistics are compiled quarterly by the title industry’s national trade association. Based on 2013 unconsolidated statutory net premiums written through September 30, 2013, Guaranty is one of the leading title insurers in the United States.

Our principal competitors are Fidelity National Financial, Inc. (which includes Fidelity National Title Insurance Company, Chicago Title Insurance Company, Commonwealth Land Title Insurance Company, Alamo Title Insurance, Lawyers Title and Ticor Title), Old Republic Title Insurance Group, which includes Old Republic National Title Insurance Company, and The First American Corporation, which includes First American Title Insurance Company. Like most title insurers, we also compete with abstractors, attorneys who issue title opinions and attorney-owned title insurance funds. A number of homebuilders, financial institutions, real estate brokers and others own or control title insurance agencies, some of which issue policies underwritten by Guaranty.

Title insurance revenues by geographic location. The approximate amounts and percentages of our consolidated title operating revenues were:

	Amounts ($ millions)			Percentages
	2013	2012	2011	2013	2012	2011
Texas	328	292	242	18	17	16
New York	219	190	164	12	11	11
California	146	203	181	8	12	12
International	118	117	109	7	7	7
Florida	73	70	61	4	4	4
All others	912	859	753	51	49	50

	1,796	1,731	1,510	100	100	100

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

SLS offers mortgage origination support, component servicing, default and REO services, including post-closing outsourcing, portfolio due diligence, mortgage compliance solutions and servicer oversight to residential mortgage lenders, servicers and investors.

PropertyInfo® Corporation offers technology to support title operations. PropertyInfo® offers a title and escrow production system, AIM+™, along with web-based search tools designed to increase the processing speed of title examinations by connecting all aspects of the title examination process to proprietary title information databases and to public land and court record information sources.

Factors affecting revenues. As in the title segment, mortgage services revenues, particularly those generated by lender services, are closely related to the level of activity in the real estate market, including the volume of originations, foreclosures or other distressed property activity. Revenues related to many services are generated on a project basis.

Companies that compete with our mortgage services businesses vary across a wide range of industries. In the mortgage-related products and services area, competitors include the major title insurance underwriters mentioned under “Title Insurance Services – Market share” as well as other real estate technology and business process outsourcing providers. In some cases the competitor may be the customer itself. For example, certain services offered by SLS can be, or historically have been, performed by internal departments of large mortgage lenders.

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

Corporate

The corporate segment consists of the expenses of the parent holding company, certain other corporate overhead expenses, and the costs of our centralized support operations not otherwise allocated to the lines of business. We periodically review our allocation models and may make adjustments to the amounts charged to the business units as deemed appropriate. Underwriter investment income is recorded in the corporate segment, as are certain realized gains or losses.

General

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

Employees. As of December 31, 2013, we employed approximately 6,600 people. We consider our relationship with our employees to be good.

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

Transfer agent. Our transfer agent is Computershare, which is located at P.O. Box 30170, College Station, TX, 77842-3170. Its phone number is (888) 478-2392 and website is www.computershare.com.

CEO and CFO Certifications. The CEO and CFO certifications required under Section 302 of the Sarbanes-Oxley Act are filed as exhibits to our 2013 Form 10-K. Stewart Information Services Corporation submitted a Section 12(a) CEO Certification to the New York Stock Exchange in 2013.

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

Competition in the title insurance industry is intense, particularly with respect to price, service and expertise. Larger commercial customers and mortgage originators also look to the size and financial strength of the title insurer. Although we are one of the leading title insurance underwriters based on market share, Fidelity National Financial, Inc. and The First American Corporation each has substantially greater revenues than we do and their holding companies have significantly greater capital. Although we are not aware of any current initiatives to reduce regulatory barriers to entering our industry, any such reduction could result in new competitors, including financial institutions, entering the title insurance business. Competition among the major title insurance companies and any new entrants could lower our premium and fee revenues. From time-to-time, new entrants enter the marketplace with alternative products to traditional title insurance, although many of these alternative products have been disallowed by title insurance regulators. These alternative products, if permitted by regulators, could adversely affect our revenues and earnings.

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

Ratings are a significant component in determining the competitiveness of insurance companies. Our principal underwriter, Guaranty is currently rated “A” by Demotech, Inc., A- by Fitch, B++ by A. M. Best and B+ by Kroll Bond Rating Agency. Guaranty has historically been highly rated by the rating agencies that cover us. These ratings are not credit ratings. Instead, the ratings are based on quantitative, and in some cases qualitative, information and reflect the conclusions of the rating agencies with respect to our financial strength, results of operations and ability to pay policyholder claims. Our ratings are subject to continual review by the rating agencies and we cannot be assured that our current ratings will be maintained. If our ratings are downgraded from current levels by the rating agencies, our ability to retain existing customers and develop new customer relationships may be negatively impacted, which could result in an adverse impact on our results of operations.

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

We may also be subject to additional federal regulations prescribed by legislation such as the Dodd-Frank Act or by regulations issued by the Department of Labor, Office of the Comptroller of the Currency or other agencies.

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

We believe that our future success depends on our ability to anticipate changes in the industry and to offer products and services that meet evolving standards on a timely and cost-effective basis. To do so, requires a flexible technology architecture which can continuously comply with changing regulations, improve productivity, reduce risk and enhance the customer experience. Our earnings could also be adversely affected by unanticipated downtime in our technology although we have never experienced such. We also maintain insurance coverage to mitigate our risk of loss from the unintended disclosure of personal data.

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

Information technology systems present potential targets for cyber security attacks.

We are reliant on technology to improve efficiency in our business. These systems could be a potential target for a cyber security attack as they are used to store and process sensitive information regarding our operations, financial position and any information pertaining to our customers and vendors. While we take the utmost precautions, we cannot guarantee safety from all threats and attacks. Any successful breach of security could result in the spread of inaccurate or confidential information, disruption of operations, endangerment of employees, damage to our assets and increased costs to respond. Any of these instances could have a negative impact on cash flows, litigation status and/or our reputation, which could have a material adverse effect on our business, financial conditions and operations. While we maintain cyber liability insurance, there is no assurance that these instances would not have a negative impact on cash flows, litigation status and/or our reputation, which could have a material adverse effect on our business, financial condition and operations.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease under a non-cancelable operating lease expiring in 2016 approximately 242,000 square feet in an office building in Houston, Texas, which is used for our corporate offices and for offices of several of our subsidiaries. In addition, we lease offices at approximately 520 additional locations that are used for title office operations or production, administrative and technology centers. These additional locations include significant leased facilities in Denver, Austin, Dallas, Los Angeles, New York and Toronto.

Our leases expire from 2014 through 2021 and have an average term of four years, although our typical lease term ranges from three to five years. We believe we will not have any difficulty obtaining renewals of leases as they expire or, alternatively, leasing comparable properties. The aggregate annual rent expense under all leases was approximately $39.2 million in 2013.

We also own office buildings located in Arizona, Colorado, New York and Texas. These owned properties are not material to our consolidated financial condition. We consider all buildings and equipment that we own or lease to be well maintained, adequately insured and generally sufficient for our purposes.

Item 3. Legal Proceedings

See discussion of legal proceedings in Note 19 to the Consolidated Financial Statements included in Item 15 of Part IV of this Report, which is incorporated by reference into this Part I, Item 3 of this Annual Report on Form 10-K for the year ended December 31, 2013.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issue Purchases of Equity Securities

Our Common Stock is listed on the New York Stock Exchange (NYSE) under the symbol “STC”. The following table sets forth the high and low sales prices of our Common Stock for each fiscal period indicated, as reported by the NYSE.

	High	Low
2013:
First quarter	$29.96	$22.74
Second quarter	30.04	23.74
Third quarter	34.39	25.73
Fourth quarter	32.50	28.87
2012:
First quarter	$14.27	$11.54
Second quarter	16.28	12.99
Third quarter	20.85	13.19
Fourth quarter	28.35	19.95

As of February 25, 2014, the number of stockholders of record was approximately 6,300 and the price of one share of our Common Stock was $36.17.

The Board of Directors declared an annual cash dividend of $0.10 per share payable December 27, 2013 and December 28, 2012, respectively, to Common stockholders of record on December 9, 2013 and December 14, 2012, respectively. Our certificate of incorporation provides that no cash dividends may be paid on our Class B Common Stock.

We had a book value per share of $29.47 and $29.91 at December 31, 2013 and 2012, respectively. As of December 31, 2013, book value per share was based on approximately $663.1 million in stockholders’ equity and 22,501,030 shares of Common Stock and Class B Common Stock outstanding, excluding the effects of possible conversion of Convertible Senior Notes due October 2014 (Notes) into Common Stock. As of December 31, 2012, book value per share was based on approximately $580.4 million in stockholders’ equity and 19,403,765 shares of Common Stock and Class B Common Stock outstanding, excluding the effects of possible conversion of Notes into Common Stock.

Performance graph

The following graph compares the yearly percentage change in our cumulative total stockholder return on Common Stock with the cumulative total return of the Russell 2000 Index and the Russell 2000 Financial Services Sector Index for the five years ended December 31, 2013. The graph assumes that the value of the investment in our Common Stock and each index was $100 at December 31, 2008 and that all dividends were reinvested.

	2008	2009	2010	2011	2012	2013
Stewart	100.00	48.23	49.52	49.82	112.57	140.15
Russell 2000	100.00	127.17	161.32	154.59	179.79	249.60
Russell 2000 Financial Services Sector	100.00	99.92	120.27	116.80	142.08	186.70

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

	2013	2012	2011	2010	2009
	($ millions, except share and per share data)
Total revenues	1,928.0	1,910.4	1,634.9	1,672.4	1,707.3
Title operating revenues	1,796.4	1,730.9	1,510.4	1,546.5	1,615.5
Mortgage services revenues	117.1	158.1	106.7	85.7	63.6
Investment income	15.5	13.8	15.5	18.4	20.8
Investment (losses) gains	(1.1)	7.6	2.3	21.8	7.4
Title loss provisions	106.3	140.0	142.1	148.4	182.8
% title operating revenues	5.9	8.1	9.4	9.6	11.3
Pretax earnings (loss)(1)	101.1	89.3	18.0	2.9	(62.2)
Net earnings (loss) attributable to Stewart	63.0	109.2	2.3	(12.6)	(51.0)
Cash provided (used) by operations	87.2	120.5	23.4	41.2	(17.0)
Total assets	1,326.1	1,291.2	1,156.1	1,141.2	1,369.2
Long-term debt	2.7	71.2	76.2	71.2	67.8
Stockholders’ equity	663.1	580.4	463.5	448.3	462.1
Per share data:
Average shares – dilutive (millions)	24.7	24.4	19.1	18.3	18.2
Basic earnings (loss) attributable to Stewart	2.85	5.66	0.12	(0.69)	(2.80)
Diluted earnings (loss) attributable to Stewart	2.60	4.61	0.12	(0.69)	(2.80)
Cash dividends	0.10	0.10	0.05	0.05	0.05
Stockholders’ equity	29.47	29.91	24.01	24.40	25.34
Market price:
High	34.39	28.35	12.74	14.93	23.75
Low	22.74	11.54	8.13	7.80	8.45
Year end	32.27	26.00	11.55	11.53	11.28

(1)	Pretax figures are before noncontrolling interests.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S OVERVIEW

For the year ended December 31, 2013, net earnings attributable to Stewart of $63.0 million, or $2.60 per diluted share, represents a decrease of $46.2 million from the same period in 2012. The decline in net earnings is attributable to the decrease in earnings in our mortgage services segment and to the impact of a higher reversal of the tax asset valuation allowance in 2012 than in 2013. Pretax earnings for the year ended December 31, 2013 were $101.1 million, an increase of $11.7 million from the same period in 2012. Results for the year ended December 31, 2013 include a non-cash charge of $5.4 million, or $0.22 per diluted share, relating to the early retirement of $37.8 million of our 6% Convertible Senior Notes due October 2014, as well as gains of $2.3 million, or $0.09 per diluted share, on non-title-related insurance policy proceeds (no tax benefit or expense is associated with either item; thus there was no tax-related effect on earnings per share).

Total revenues for 2013 were $1,928.0 million, an increase of $17.6 million, or 0.9%, from $1,910.4 million for the 2012 year.

Our title segment revenues declined 10.5% and 16.2% from the fourth quarter 2012 and third quarter 2013, respectively. Refinancing originations, and therefore title orders, fell significantly from the prior year quarter, and, although existing home sales continue to show improvement on a twelve month moving average basis, existing home sales on an unadjusted basis declined almost 8% over the prior year period. In the fourth quarter 2013, the title segment generated a pretax margin of 11.1%, an improvement of 120 basis points from fourth quarter 2012 and, sequentially, a decrease of 120 basis points from the third quarter 2013. Revenues from direct operations for the fourth quarter 2013 decreased 7.3% compared to the same quarter last year and 9.8% sequentially from the third quarter 2013. U.S. and Canadian commercial revenues increased 11.3% to $42.3 million from the fourth quarter 2012 and increased sequentially by 34.7% from the third quarter 2013. International operating revenues (including foreign-sourced commercial revenues) decreased 0.8% to $27.9 million from the fourth quarter 2012 and sequentially by 18.8% from the third quarter 2013.

Revenues from our mortgage services segment were $25.6 million for the fourth quarter 2013, as compared to $46.7 million in the fourth quarter 2012, largely due to the project-based nature of the contracts in this segment. We are transitioning from this segment’s historical service offerings for the management of defaulted and distressed loans to a more sustainable suite of service offerings to support the ongoing loan origination and servicing support needs of lenders in a heightened regulatory environment. Many lending institutions are under pressure to maintain earnings while managing the rising costs of regulatory compliance, which we believe will drive increased demand for the outsourced solutions we offer. We are focused on reducing expenses in the segment; however, we were unable to achieve efficiencies fast enough to offset the decline in revenues. As a result, the segment reported a pretax loss of $1.6 million in the fourth quarter 2013 compared to pretax earnings of $14.2 million and a pretax loss of $1.4 million for the fourth quarter 2012 and third quarter 2013, respectively.

Title policy loss development continued to improve during the fourth quarter 2013, reflecting an ongoing decline in prior policy year loss experience on non-large title losses as well as our continued attention to prudent risk management with emphasis on the quality and profitability of our independent agency network. As a percentage of title revenues, title losses were 6.2% in the fourth quarter 2013, a decrease of 140 basis points from the fourth quarter 2012 and 30 basis points from the third quarter 2013. For the year, title losses as a percentage of title revenues decreased to 5.9% in 2013 from 8.1% in 2012. The decrease in the title loss ratio was due to lower provisioning rates in 2013 compared to 2012, while higher losses in the current year relating to large title losses were offset by non-large loss reserve reductions of a net $2.8 million for the year. Total balance sheet policy loss reserves were $506.9 million at December 31, 2013, and were above the actuarial mid-point of total estimated policy losses.

CRITICAL ACCOUNTING ESTIMATES

Actual results can differ from our accounting estimates. While we do not anticipate significant changes in our estimates, there is a risk that such changes could have a material impact on our consolidated financial condition or results of operations for future periods.

Title loss reserves

Our most critical accounting estimate is providing for title loss reserves.

	2013	2012	2011
	($ in millions)
Provisions – Known Claims:
Current year	24.0	19.0	24.4
Prior policy years	83.2	107.8	100.8

	107.2	126.8	125.2
Provisions – IBNR
Current year	68.0	81.4	69.7
Prior policy years	14.3	39.6	48.0

	81.3	121.0	117.7
Transferred to Known Claims	(83.2)	(107.8)	(100.8)

Total provisions	106.3	140.0	142.1

Provisions for known claims arise primarily from prior policy years as claims are not typically reported until several years after policies are issued. Provisions – IBNR are estimates of claims expected to be incurred over the next 20 years; therefore, it is not unusual or unexpected to experience adjustments to the provisions in both current and prior policy years as new loss development of policy years occurs. This loss development experience may result in changes to our estimate of total ultimate losses expected (IBNR). As claims become known, provisions are reclassified from IBNR to known claims. Adjustments relating to large losses may impact provisions for either known claims or IBNR.

Known claims provisions decreased for the year ended December 31, 2013 to $107.2 million from $126.8 million in 2012, primarily as a result of adjustments to existing claims filed on policies issued in previous years. Current year provisions – IBNR are recorded on policies issued in the current year as a percentage of premiums realized (provisioning rate). For the year ended December 31, 2013, current year provisions – IBNR decreased $13.4 million to $68.0 million compared to 2012 as a result of a reduction in our provisioning rate which was partially offset by a 3.8% increase in title revenues for the year ended December 31, 2013 compared to 2012. As a percentage of title operating revenues, provisions – IBNR for the current policy year decreased from 4.7% in 2012 to 3.8% in 2013 due to the lowering of the provisioning rate effective for policies issued in the second quarter 2013 resulting from a decrease in incurred losses. Provisions – IBNR relating to prior policy years decreased from $39.6 million in 2012 to $13.3 million in 2013 due to declining adverse development on large title losses relating to policies issued in prior years. This trend is indicative of lower incurred losses as the claims environment continues to improve and as claims have been closed in policy years with higher than normal claims.

In addition to title policy claims, we incur losses in our direct operations from escrow, closing and disbursement functions. These escrow losses typically relate to errors or other miscalculations of amounts to be paid at closing, including timing or amount of mortgage payoff, payment of property or other taxes and payment of homeowners’ association fees. Escrow losses are typically paid less than 12 months after the loss is discovered and have been immaterial for each of the three years ended December 31, 2013.

We consider our actual claims payment and incurred loss experience, including consideration of the frequency and severity of claims, compared to our actuarial estimates of claims payments and incurred losses in determining whether our overall loss experience has improved or worsened compared to prior period. We also consider the impact of economic or market factors on particular policy years to determine whether the results of those policy years are indicative of future expectations. In addition, we evaluate the frequency and severity of large losses in determining whether our experience has improved or worsened. The loss provision rate is applied to current premium revenues resulting in the title loss expense for the period. This loss provision rate is set to provide for losses on current year premiums and is determined using moving average ratios of recent actual policy loss payment experience (net of recoveries) to premium revenues.

Provisions for title losses, as a percentage of title operating revenues, were 5.9%, 8.1% and 9.4% for the years ended December 31, 2013, 2012 and 2011, respectively. Actual loss payment experience, including the impact of large losses, is the primary reason for increases or decreases in our loss provision. A change of 100 basis points in this percentage, a reasonably likely scenario based on our historical loss experience, would have increased or decreased our provision for title losses and pretax operating results approximately $18.0 million for the year ended December 31, 2013.

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

Our accruals for revenues on unreported policies from agencies were not material to our consolidated assets or stockholders’ equity as of December 31, 2013 and 2012. The differences between the amounts our agencies have subsequently reported to us compared to our estimated accruals are substantially offset by any differences arising from prior years’ accruals and have been immaterial to consolidated assets and stockholders’ equity during each of the three prior years. We believe our process provides the most reliable estimate of the unreported revenues on policies and appropriately reflects the trends in agency policy activity.

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

Based on these evaluations, we estimate and expense to current operations any loss in value of these assets. As part of our process, we have an option to assess qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. If we decide not to use a qualitative assessment or if we fail the qualitative assessment, then we obtain input from third-party appraisers regarding the fair value of our reporting units. While we are responsible for assessing whether an impairment of goodwill exists, we utilize the input from third-party appraisers to assess the overall reasonableness of our conclusions. We utilized a qualitative assessment for our annual goodwill impairment test and, based on our analysis, determined it was not more-likely-than-not that the fair value of our reporting units were less than their carrying amounts as of June 30, 2013. There were no impairment charges for goodwill or material impairment charges for other long-lived assets during the three years ended December 31, 2013.

Operations. Our business has three operating segments: title insurance and related services, mortgage services and corporate.

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

Industry data. Published mortgage interest rates and other selected residential data for the years ended December 31, 2013, 2012 and 2011 follow (amounts shown for 2013 are preliminary and subject to revision). The amounts below may not relate directly to or provide accurate data for forecasting our operating revenues or order counts.

Our statements on home sales, mortgage interest rates and loan activity are based on published industry data from sources including Fannie Mae, the National Association of Realtors®, the Mortgage Bankers Association and Freddie Mac.

	2013	2012	2011
Mortgage interest rates (30-year, fixed-rate) – %
Averages for the year	3.98	3.66	4.46
First quarter	3.50	3.92	4.85
Second quarter	3.69	3.80	4.66
Third quarter	4.44	3.55	4.31
Fourth quarter	4.30	3.36	4.01
Mortgage originations – $ billions	1,817	2,153	1,496
Refinancings – % of originations	62.1	71.5	65.7
New home sales – in millions	0.43	0.37	0.30
Existing home sales – in millions	4.48	4.13	3.79
Existing home sales – median sales price in $ thousands	197.4	177.2	166.2

The real estate market experienced increasing home prices in 2013 and is expected to provide an increasing contribution to GDP in 2014 principally due to new homebuilding activity. Although mortgage rates have risen since the spring 2013, multiple housing indicators posted large increases at the end of 2013. Housing recovery in 2014 should continue to progress based on the strengthening of consumer confidence.

Trends and order counts. For the three years ended December 31, 2013, mortgage interest rates (30-year, fixed-rate) have fluctuated from a monthly high of 4.95% in February 2011 to a monthly low of 3.4% in November 2012. In 2013, total mortgage originations and refinancing mortgage originations decreased 15.6% and 26.7%, respectively. During 2013, sales of new homes and existing homes increased 16.3% and 8.6%, respectively. In 2012, sales of new homes and existing homes increased 19.9% and 9.2%, respectively.

Our direct order levels decreased from 2012 to 2013 and increased from 2011 to 2012. The decline in orders was primarily a result of fewer refinance orders in the second half of 2013.

The number of direct title orders opened follows:

	2013	2012	2011
	(in thousands)
First quarter	105	103	84
Second quarter	116	111	91
Third quarter	95	112	101
Fourth quarter	76	104	90

	392	430	366

The number of direct title orders closed follows:

	2013	2012	2011
	(in thousands)
First quarter	73	71	62
Second quarter	85	79	67
Third quarter	76	81	69
Fourth quarter	62	85	73

	296	316	271

RESULTS OF OPERATIONS

A comparison of our results of operations for 2013 to 2012 and 2012 to 2011 follows. Factors contributing to fluctuations in results of operations are presented in the order of their monetary significance, and we have quantified, when necessary, significant changes. Results from our mortgage services and corporate segments are included in year-to-year discussions and, when relevant, are discussed separately.

Title revenues. Revenues from direct title operations increased $26.5 million, or 3.7%, in 2013 and increased $90.3 million, or 14.3%, in 2012. The largest revenue increases in 2013 were in Texas, Ohio, New York and Florida, partially offset by decreases in California and Canada. The largest revenue increases in 2012 were in Texas, Utah, Colorado and Washington, partially offset by decreases in Nevada and Georgia. Revenues from commercial and other large transactions increased $16.1 million to $137.5 million in 2013 and increased $8.5 million to $111.5 million in 2012.

Direct orders closed decreased 6.3%, while the average revenue per file closed (including large commercial policies) increased 10.2% in 2013 compared to 2012 due to an increase in commercial closings coupled with a decrease in residential refinancing closings in the same periods. Direct operating revenues, excluding large commercial policies, increased 1.2%, while the average revenue per closing increased 8.0% in 2013 compared to 2012. On average, refinance premium rates are 60% of the title premium revenue of a similarly priced sale transaction. In 2012, direct orders closed increased 16.7%, while the average revenue per file closed (including large commercial policies) decreased 2.4% in 2012 compared to 2011 due to an increase in residential refinancing closings in the same periods. Direct operating revenues, excluding large commercial policies, increased 13.1%, while the average revenue per closing decreased 3.1% in 2012 compared to 2011.

Revenues from independent agencies increased $39.0 million, or 3.9%, in 2013 and $130.2 million, or 14.8%, in 2012, respectively. The largest increases in revenues from independent agencies in 2013 were in New York, Texas, Ohio and Minnesota, partially offset by decreases in California, Pennsylvania and New Jersey. The largest increases in revenues from independent agencies in 2012 were in New York, Texas, California and Pennsylvania, partially offset by decreases in Illinois, Maryland and Minnesota. Revenues from independent agencies net of amounts retained by those agencies increased 11.0% in 2013 and 16.3% in 2012, respectively. Over the past year, the average annual per agency premium received increased 19.5%.

The Texas Department of Insurance increased title insurance premium rates in the state of Texas by 3.8% effective May 1, 2013. The impact on our consolidated financial position and results of operations from this rate increase has been incrementally positive to second, third and fourth quarter revenues.

Title revenues by geographic location. The approximate amounts and percentages of consolidated title operating revenues for the last three years were as follows:

	Amounts ($ millions)			Percentages
	2013	2012	2011	2013	2012	2011
Texas	328	292	242	18	17	16
New York	219	190	164	12	11	11
California	146	203	181	8	12	12
International	118	117	109	7	7	7
Florida	73	70	61	4	4	4
All others	912	859	753	51	49	50

	1,796	1,731	1,510	100	100	100

Mortgage services revenues. Mortgage services operating revenues decreased $41.0 million, or 25.9%, in 2013 and increased $51.4 million, or 48.2%, in 2012. The decline in revenues is largely due to the nature of the contracts in this segment, which currently are primarily project-based. This segment is transitioning from its historical service offerings for the management of defaulted and distressed loans to a more sustainable suite of service offerings to support the ongoing loan origination and servicing support needs of lenders in a heightened regulatory environment. Many lending institutions are facing the pressure of maintaining earnings while managing the rising costs of regulatory compliance, which we believe will drive increased demand for the outsourced solutions we offer. While we are focused on reducing expenses in the segment, we were unable to achieve efficiencies fast enough to offset the decline in revenues. We continue to execute on our longer-term strategy of providing mortgage process outsourcing services which are high-quality, flexible and responsive. New service capabilities within the broad category of servicing and origination support is a key component of our long term strategy, and will serve to deepen our relationship with mortgage lenders and counterbalance highly cyclical title revenues while expanding our margins. The increases in 2012 were primarily due to a significant rise in demand for our servicing support services, including loan modification services, relating primarily to distressed loans.

Investment income. Investment income increased $1.7 million, or 12.2%, and decreased $1.7 million, or 10.9%, in 2013 and 2012, respectively. The increase in 2013 was primarily due to increases in average balances invested. Certain investment gains and losses, which are included in our results of operations in investment and other (losses) gains – net, were realized as part of the ongoing management of our investment portfolio for the purpose of improving performance. The decrease in 2012 was primarily due to decreases in average yield.

In 2013, investment and other (losses) gains – net included a $5.4 million non-cash charge relating to the early retirement of $37.8 million of Convertible Senior Notes due October 2014 (Notes), a $1.5 million loss on the sale of an equity investment and $1.0 million loss for the impairment of cost-basis investments offset by realized gains of $2.7 million from the sale of debt and equity investments available-for-sale, $2.3 million gain on non-title-related insurance policy proceeds and $1.9 million from the sale of real estate.

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

Retention by agencies. Amounts retained by title agencies are based on agreements between the agencies and our title underwriters. On average, amounts retained by independent agencies, as a percentage of revenues generated by them, were 81.1%, 82.3% and 82.5% in the years 2013, 2012 and 2011, respectively. The decrease in the average retention percentage in 2013 and 2012 was due primarily to a shift in geographical revenue mix, as agency revenues in high retention states either declined or did not increase as fast as agency revenues in relatively lower retention states. The average retention percentage may vary from year-to-year due to the geographical mix of agency operations, the volume of title revenues and, in some states, laws or regulations. Due to the variety of such laws or regulations, as well as competitive factors, the average retention rate can differ significantly from state to state. Although general conditions in the real estate industry continue to improve nationwide, the recovery in specific markets has varied considerably. In addition, a high proportion of our independent agencies are in states with retention rates greater than 80% and the markets in those states have recovered somewhat faster than the nation as a whole, which has resulted in our average retention percentage remaining in the 81%—82% range. We expect our average retention rate to remain in this range over the near to medium term. However, we continue to adjust independent agency contracts in an economically sound manner, and we expect the mix of agency business to normalize as real estate markets continue to stabilize nationally resulting in lower average retention percentages in the aggregate.

Selected cost ratios (by segment). The following table shows employee costs and other operating expenses as a percentage of related title insurance and mortgage services operating revenues.

	Employee costs (%)			Other operating (%)
	2013	2012	2011	2013	2012	2011
Title	20.0	19.4	20.7	14.2	14.5	15.0
Mortgage services	81.2	62.1	60.9	5.1	7.7	7.3

These two categories of expenses are discussed below in terms of year-to-year monetary changes.

Employee costs. Our employee costs and certain other operating expenses are sensitive to inflation. Employee costs for the combined business segments increased $28.6 million, or 5.3%, in 2013 and $72.6 million, or 15.5%, in 2012. The number of persons we employed at December 31, 2013, 2012 and 2011 was approximately 6,600, 6,300 and 5,600, respectively.

In 2013, we increased our employee headcount company-wide by approximately 351, or 5.6%, including acquisitions. The increase in headcount other than relating to acquisitions was largely driven to handle increased business activity. In addition, employee costs were influenced by higher incentive compensation due to the improved operating results, partially offset by lower contract labor.

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

In our mortgage services segment, total employee costs as a percentage of operating revenue increased to 81.2% from 62.1% in 2012. Actual costs increased $2.4 million, or 2.2%, in 2013. The increase as a percentage of revenues is due to staff being retained while new contracts were solicited after existing contracts had expired. It is important to retain the knowledge base for servicing the new contracts. New contracts generally require several months to reach steady-state revenues and normalized margins. However, the ramp-up of revenues from new contracts is taking longer than expected, and therefore, headcount reductions targeted to reduce employee costs by approximately 7% of mortgage services employee costs on an annualized basis were begun in January 2014. These staff reductions will continue throughout the first quarter. In 2012, actual costs increased $35.6 million, or 49.5%, primarily due to increases in staffing requirements to support new contracts awarded in late 2011 and early 2012.

Other operating expenses. Other operating expenses include costs that are fixed in nature, costs that follow, to varying degrees, changes in transaction volumes and revenues and costs that fluctuate independently of revenues. Costs that are fixed in nature include attorney and professional fees, equipment rental, insurance, rent and other occupancy expenses, repairs and maintenance, technology costs, telephone and title plant expenses. Costs that follow, to varying degrees, changes in transaction volumes and revenues include fee attorney splits, bad debt expenses, certain mortgage services expenses, copy supplies, delivery fees, outside search fees, postage, premium taxes and title plant maintenance expenses. Costs that fluctuate independently of revenues include those for general supplies, litigation defense and settlement, business promotion and marketing, and travel.

In 2013, other operating expenses for the combined business segments decreased $6.2 million, or 2.2%. Costs fixed in nature increased $2.0 million, or 1.7%, in 2013, primarily due to increases in professional fees, insurance and technology costs partially offset by a decrease in audit costs. Costs that follow, to varying degrees, changes in transaction volumes and revenues decreased $4.0 million, or 3.7%, in 2013 primarily due to decreases in certain mortgage services expenses, outside search fees and bad debt expenses, partially offset by increases in premium taxes. Costs that fluctuate independently of revenues decreased $4.2 million, or 7.3%, in 2013 primarily due to decreases in litigation-related expenses, partially offset by increases in technology costs, promotion costs and travel.

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

Title losses. Provisions for title losses, as a percentage of title operating revenues, were 5.9%, 8.1% and 9.4% in 2013, 2012 and 2011, respectively.

Our title policy loss development continued to improve during 2013, reflecting an ongoing decline in prior policy year loss experience on non-large title policies as well as our continued attention to prudent risk management and emphasis on the quality and profitability of our independent agency network. We recorded policy loss reserve reductions relating to non-large losses on prior policy years aggregating approximately $22.1 million for the year ended December 31, 2013. However, these reductions were largely offset by increases in reserves relating to new and existing large losses aggregating approximately $19.3 million for the year ended December 31, 2013. The overall effect of these adjustments was a reallocation of policy loss reserves from non-large claims to large claims. As a result of the improvement in policy loss development, we lowered our overall provisioning rate on non-large claims effective with policies issued in the second quarter 2013.

For the year ended December 31, 2013, title losses decreased 24.1% even though title operating revenues increased 3.8% when compared to the same period in 2012. The title loss ratio in any given quarter is significantly influenced by new large claims incurred as well as adjustments to reserves for existing large claims. We continue to manage and resolve large claims prudently and in keeping with our commitments to policyholders. Losses incurred on known claims for the year 2013 decreased 15.5% compared to the year 2012.

The year ended December 31, 2012 included charges of $17.8 million resulting from large title claims relating to policies issued in prior years. As anticipated, our overall loss experience continued to improve relative to prior year periods and was in line with our actuarial expectations, which allowed us to lower the overall loss provision rate effective with policies issued in the third quarter. Losses incurred on known claims for the year 2012 increased 1.3% compared to the year 2011.

The year ended December 31, 2011 included charges of $24.6 million resulting from large title claims relating to policies issued in prior years. These charges were partially offset by insurance recoveries of $2.4 million on previously recognized title losses. During the fourth quarter 2011, we resolved a significant number of large claims from prior policy years. Although some large claims remain outstanding, significant progress was made in resolving the existing large claim inventory which will reduce future risk for the company.

Excluding the impact of the reserve reductions, large losses, and defalcations (net of recoveries), title losses as a percent of title operating revenues were 6.1%, 7.1% and 7.9% in 2013, 2012 and 2011, respectively.

Income taxes. Our effective tax rates were 31.1%, (37.3)% and 79.9% for 2013, 2012 and 2011, respectively, based on earnings before taxes and after deducting noncontrolling interests of $91.5 million, $79.5 million and $11.7 million in 2013, 2012 and 2011, respectively. In the fourth quarter 2013, we released $6.6 million of a deferred tax asset valuation allowance relating to foreign tax credit carryforwards that the Company believes will more-likely-than-not be utilized prior to expiration. As of December 31, 2013, our remaining deferred tax asset valuation allowance was $7.0 million, relating primarily to foreign tax credit carryforwards.

Our effective tax rate in 2012 was driven by the fourth quarter release of a deferred tax asset valuation allowance of $36.6 million that had been established against U.S. deferred tax assets. As of December 31, 2012, our deferred tax asset valuation allowance was $12.1 million, relating primarily to foreign tax credit carryforwards.

Contractual obligations. Our material contractual obligations at December 31, 2013 were:

	Payments due by period ($ millions)
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Notes payable	3.1	2.7	—	—	5.8
Convertible senior notes	27.1	—	—	—	27.1
Operating leases	38.3	54.2	16.9	4.8	114.2
Estimated title losses	141.9	182.5	73.5	109.0	506.9

	210.5	239.4	90.4	113.8	654.1

Material contractual obligations consist primarily of the Notes, other notes payable, operating leases and estimated title losses. The timing for payments of notes payable is based upon contractually stated payment terms of each debt agreement. The Notes will mature in October 2014 unless converted into shares of Common Stock.

Operating leases are primarily for office space and expire over the next eight years. The timing shown above for the payments of estimated title losses is not set by contract. Rather, it is projected based on historical payment patterns. The actual timing of estimated title loss payments may vary materially from the above projection since claims, by their nature, are complex and paid over long periods of time. Title losses paid were $115.7 million, $124.0 million and $134.3 million in 2013, 2012 and 2011, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources reflect our ability to generate cash flow to meet our obligations to shareholders, customers (payments to satisfy claims on title policies), vendors, employees, lenders and others. As of December 31, 2013, our cash and investments, including amounts reserved pursuant to statutory requirements, aggregated $770.0 million.

A substantial majority of our consolidated cash and investments as of December 31, 2013 was held by Stewart Title Guaranty Company (Guaranty) and its subsidiaries. The use and investment of these funds, dividends to the holding company, and cash transfers between Guaranty and its subsidiaries and the holding company are subject to certain legal and regulatory restrictions. In general, Guaranty may use its cash and investments in excess of its legally-mandated statutory premium reserve (established in accordance with requirements under Texas law) to fund its insurance operations, including claims payments. Guaranty may also, subject to certain limitations, provide funds to its subsidiaries (whose operations consist principally of field title offices and entities comprising the mortgage services segment) for their operating and debt service needs.

Guaranty cannot pay a dividend to its parent in excess of certain limits without the approval of the Texas Insurance Commissioner. As of December 31, 2013, the maximum dividend that could be paid in 2014 after such approval is $94.7 million. However, the maximum dividend permitted by law is not necessarily indicative of Guaranty’s actual ability to pay dividends, which may be constrained by business and regulatory considerations, such as the impact of dividends on surplus, which could affect its ratings or competitive position, the amount of insurance it can write and its ability to pay future dividends. Also, amounts less than the maximum are disclosed to and subject to review by the Texas Insurance Commissioner, who may raise an objection to a planned distribution. Further, depending on business and regulatory conditions, we may in the future need to retain cash in Guaranty or even raise cash in the capital markets to contribute to it in order to maintain its ratings or statutory capital position. Such a requirement could be the result of investment losses, reserve charges, adverse operating conditions in the current economic environment or changes in interpretation of statutory accounting requirements by regulators. Guaranty did not pay a dividend in 2013 or 2012.

Cash held at the parent company totaled $3.8 million at December 31, 2013. As noted above, as a holding company, the parent is funded principally by cash from its subsidiaries in the form of dividends, operating and other administrative expense reimbursements, and pursuant to intercompany tax sharing agreements. The expense reimbursements are paid in accordance with the management agreements among us and our subsidiaries. As the parent company conducts no operations apart from its wholly-owned subsidiaries, the discussion below focuses on consolidated cash flows.

A summary of our net consolidated cash flows for the years ended December 31 follows:

	2013	2012	2011
	($ millions)
Net cash provided by operating activities	87.2	120.5	23.4
Net cash used by investing activities	(78.4)	(36.5)	(29.2)
Net cash used by financing activities	(18.2)	(18.1)	(7.0)

Operating activities

Our principal sources of cash from operations are premiums on title policies and revenue from title service-related transactions and mortgage servicing support services. Our independent agencies remit cash to us net of their contractual retention. Our principal cash expenditures for operations are employee costs, operating costs and title claims payments.

Cash provided by operations in 2013 was $87.2 million, a decrease of $33.3 million from $120.5 million provided by operations in 2012. This decrease is primarily due to cash payments on outstanding accounts payable, payments on the losses in excess of provisions and accrued liabilities, partially offset by collections on outstanding receivable balances.

Although our business is labor intensive, we are focused on a cost-effective, scalable business model which includes utilization of technology, centralization of back and middle office functions and business process outsourcing. Our approach allows us to adjust more easily to fluctuations in transaction volumes.

Cash payments on title claims in 2013, 2012 and 2011 were $115.7 million, $124.0 million and $134.3 million, respectively. Claim payments made, net of insurance recoveries, during 2013, 2012, and 2011 include $23.2 million, $28.8 million and $34.9 million, respectively, on large title claims. As these losses are paid and newly reported prior policy year claims continue to decline, we expect the overall amount of cash paid on title claims to continue to decline.

The insurance regulators of the states in which our underwriters are domiciled require our statutory premium reserves to be fully funded and invested in high-quality securities and short-term investments. As of December 31, 2013, cash and investments funding the statutory premium reserve aggregated $465.7 million and our statutory estimate of claims that may be reported in the future totaled $377.4 million. In addition to this, we had cash and investments (excluding equity method investments) of $205.6 million, which are available for underwriter operations, including claims payments.

Investing activities

Cash from investing activities was generated principally by proceeds from investments matured and sold in the amounts of $104.5 million, $181.9 million and $339.7 million in 2013, 2012 and 2011, respectively. We used cash for the purchases of investments in the amounts of $160.5 million, $207.7 million and $336.1 million in 2013, 2012 and 2011, respectively.

Capital expenditures were $17.3 million, $16.8 million, and $17.7 million in 2013, 2012, and 2011, respectively. We maintain investment in capital expenditures at a level that enables us to implement technologies for increasing our operational and back-office efficiencies. During the year ended 2013, we paid cash for acquisitions of $14.9 million, including the acquisition of certain assets of AllonHill, LLC. We sold equity investees and other assets of $3.1 million in 2013.

During the years ended 2013, 2012, and 2011, acquisitions resulted in additions to goodwill of $10.9 million, $4.2 million and $7.6 million, respectively.

Financing activities and capital resources

Total debt and stockholders’ equity were $32.9 million and $663.1 million, respectively, as of December 31, 2013. In 2013 and 2012, we repaid $12.2 million, (of which $10.1 million related to notes payable issued in 2013 for a qualified intermediary) and $5.7 million, respectively, of debt in accordance with the underlying terms of the debt instruments. Included in total debt are $27.1 million of Notes. In 2013, we exchanged an aggregate of $37.8 million of Notes for an aggregate of 3,094,440 shares of Common Stock plus cash for accrued and unpaid interest. We also have available a $25.0 million unsecured bank line of credit, which expires in June 2016, under which no borrowings were outstanding at December 31, 2013.

We paid $2.2 million, $1.8 million and $0.9 million, respectively, in cash dividends to our shareholders representing $0.10 per share of Common Stock outstanding in 2013 and 2012, and $0.05 per share of Common Stock outstanding in 2011. The maximum dividend allowed under the terms of the Notes is $0.10 per share for as long as the Notes remain outstanding. The declaration of any future dividend is at the discretion of our Board of Directors.

In accordance with a settlement agreement in the amount of $7.6 million, we issued 635,863 shares of Common Stock in January 2011 to settle certain lawsuits filed in California state and federal courts against our subsidiary, Stewart Title of California, Inc. We did not receive any proceeds from the issuance of these shares. Additionally in the second quarter of 2011, we satisfied a residual note balance of $1.3 million related to the acquisition of a remaining interest in a subsidiary through the issuance of stock held in treasury.

Effect of changes in foreign currency rates

The effect of changes in foreign currency rates on the consolidated statements of cash flows was a net decrease in cash and cash equivalents of $4.9 million in 2013, a net increase of $1.8 million in 2012 and a net decrease of $0.8 million in 2011. Our principal foreign operating unit is in Canada, and, on average, the value of the Canadian dollar relative to the U.S. dollar decreased during 2013.

***********

We believe we have sufficient liquidity and capital resources to meet the cash needs of our ongoing operations. However, if we determine that supplemental debt, including additional convertible debentures, or equity funding is warranted to provide additional liquidity for unforeseen circumstances or strategic acquisitions, we may pursue those sources of cash. Other than scheduled maturities of debt, operating lease payments and anticipated claims payments, we have no material contractual commitments. We expect that cash flows from operations and cash available from our underwriters, subject to regulatory restrictions, will be sufficient to fund our operations, including claims payments. However, to the extent that these funds are not sufficient, we may be required to borrow funds on terms less favorable than we currently have, or seek funding from the equity market, which may not be successful or may be on terms that are dilutive to existing shareholders.

Other-than-temporary impairments of investments. We recorded other-than-temporary impairments of $1.0 million and $0.8 million in 2013 and 2012, respectively, relating to impairment of cost-basis investments.

Other comprehensive (loss) earnings. Unrealized gains and losses on investments and changes in foreign currency exchange rates are reported net of deferred taxes in accumulated other comprehensive earnings, a component of stockholders’ equity, until realized. In 2013, net unrealized investment losses of $8.9 million, which increased our other comprehensive losses, were primarily related to temporary decreases in fair values of corporate, municipal and government bond investments, partially offset by temporary increases in fair values of equity securities and deferred taxes. Changes in foreign currency exchange rates, primarily related to our Canadian operations, increased other comprehensive loss by $6.8 million, net of taxes, in 2013.

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

Our only material market risk in investments in financial instruments is our debt securities portfolio. We invest primarily in municipal, corporate, utility, foreign and U.S. Government debt securities. We do not invest in financial instruments of a derivative or hedging nature.

We have established policies and procedures to minimize our exposure to changes in the fair values of our investments. These policies include retaining an investment advisory firm, an emphasis upon credit quality, management of portfolio duration, maintaining or increasing investment income through high coupon rates and actively managing our risk profile and security mix depending upon market conditions. We have classified all of our investments as available-for-sale.

Investments in debt securities at December 31, 2013 mature, according to their contractual terms, as follows (actual maturities may differ because of call or prepayment rights):

	Amortized costs	Fair values
	($ thousands)
In one year or less	45,430	45,467
After one year through two years	35,776	36,608
After two years through three years	24,711	25,838
After three years through four years	66,902	68,561
After four years through five years	73,804	74,873
After five years	264,768	265,301

	511,391	516,648

We believe our investment portfolio is diversified and do not expect any material loss to result from the failure to perform by issuers of the debt securities we hold. Our investments are not collateralized. Foreign debt securities primarily include Canadian government and corporate bonds which aggregated $133.8 million and $143.0 million as of December 31, 2013 and 2012, respectively. Also included in foreign debt securities are United Kingdom treasury bonds of $25.2 million and $22.4 million as of December 31, 2013 and 2012, respectively.

Based on our foreign debt securities portfolio and foreign currency exchange rates at December 31, 2013, a 100 basis-point increase (decrease) in foreign currency exchange rates would result in an increase (decrease) of approximately $1.6 million, or 1.0%, in the fair value of our foreign debt securities portfolio. We do not currently employ hedging strategies with respect to foreign currency risk as we do not consider this risk material to the Company. In addition, our international businesses conduct substantially all of their operations in their respective local currencies. Changes in foreign currency exchange rates may affect the fair value of the debt securities portfolio and may result in unrealized gains or losses. Gains or losses would only be realized upon the sale of the investments. Any other-than-temporary declines in fair values of securities are charged to earnings.

Based on our debt securities portfolio and interest rates at December 31, 2013, a 100 basis-point increase (decrease) in interest rates would result in a decrease (increase) of approximately $21.8 million, or 4.2%, in the fair value of our portfolio. Changes in interest rates may affect the fair value of the debt securities portfolio and may result in unrealized gains or losses. Gains or losses would only be realized upon the sale of the investments. Any other-than-temporary declines in fair values of securities are charged to earnings.

Item 8. Financial Statements and Supplementary Data

The information required to be provided in this item is included in our audited Consolidated Financial Statements, including the Notes thereto, attached hereto as pages F-1 to F-28, and such information is incorporated in this report by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Our principal executive officer and principal financial officer are responsible for establishing and maintaining disclosure controls and procedures. They evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2013, and have concluded that, as of such date, our disclosure controls and procedures are adequate and effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) and 15d-15(f)). Our internal control over financial reporting is a process, under the supervision of our principal executive officer and principal financial officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework published in 1992. Based on this assessment, management believes that, as of December 31, 2013, our internal control over financial reporting is effective based on those criteria.

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

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As a result, no corrective actions were required or undertaken.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding our directors and management team will be included in our proxy statement for our 2013 Annual Meeting of Stockholders (Proxy Statement), to be filed within 120 days after December 31, 2013, and is incorporated in this report by reference.

Our Board of Directors and Management Team as of February 28, 2014 are:

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

Management Team:
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
Brian K. Glaze, Controller and Principal Accounting Officer

Date: February 28, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on our behalf on February 28, 2014 by the following Directors:

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

AND FINANCIAL STATEMENT SCHEDULES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Stewart Information Services Corporation:

We have audited Stewart Information Services Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Stewart Information Services Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A. Controls and Procedures. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Stewart Information Services Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Stewart Information Services Corporation and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of earnings and comprehensive earnings, and cash flows for each of the years in the three-year period ended December 31, 2013, and the financial statement schedules as listed in the accompanying index, and our report dated February 28, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Houston, Texas

February 28, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Stewart Information Services Corporation:

We have audited the accompanying consolidated balance sheets of Stewart Information Services Corporation and subsidiaries (“the Company”) as of December 31, 2013 and 2012, and the related consolidated statements of earnings and comprehensive earnings, and cash flows for each of the years in the three-year period ended December 31, 2013. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Stewart Information Services Corporation and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Stewart Information Services Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Houston, Texas

February 28, 2014

CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE EARNINGS

	For the Years Ended December 31,
	2013	2012	2011
	($000 omitted, except per share)
Revenues
Title insurance:
Direct operations	750,031	723,537	633,213
Agency operations	1,046,378	1,007,380	877,225
Mortgage services	117,145	158,108	106,661
Investment income	15,492	13,809	15,505
Investment and other (losses) gains – net	(1,066)	7,578	2,302

	1,927,980	1,910,412	1,634,906
Expenses
Amounts retained by agencies	848,437	829,070	723,943
Employee costs	571,026	542,461	469,839
Other operating expenses	280,258	286,496	256,194
Title losses and related claims	106,318	140,029	142,101
Depreciation and amortization	17,920	17,783	19,542
Interest	2,956	5,235	5,268

	1,826,915	1,821,074	1,616,887
Earnings before taxes and noncontrolling interests	101,065	89,338	18,019
Income tax expense (benefit)	28,481	(29,639)	9,341
Net earnings	72,584	118,977	8,678
Less net earnings attributable to noncontrolling interests	9,558	9,795	6,330

Net earnings attributable to Stewart	63,026	109,182	2,348

Net earnings	72,584	118,977	8,678
Other comprehensive (loss) earnings:
Foreign currency translation	(10,349)	3,880	(2,241)
Change in unrealized (losses) gains on investments	(11,203)	14,213	9,202
Reclassification of adjustment for (losses) included in net earnings	(2,463)	(3,470)	(3,465)

Other comprehensive (loss) earnings, before taxes	(24,015)	14,623	3,496
Income tax (benefit) expense related to items of other comprehensive (loss) earnings	(8,313)	4,721	425

Other comprehensive (loss) earnings, net of taxes	(15,702)	9,902	3,071

Comprehensive earnings	56,882	128,879	11,749
Less comprehensive earnings attributable to noncontrolling interests	9,558	9,795	6,330

Comprehensive earnings attributable to Stewart	47,324	119,084	5,419

Basic average shares outstanding (000)	22,096	19,294	19,131
Basic earnings per share attributable to Stewart	2.85	5.66	0.12
Dilutive average shares outstanding (000)	24,741	24,384	19,131
Diluted earnings per share attributable to Stewart	2.60	4.61	0.12

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2013	2012
	($000 omitted)
Assets
Cash and cash equivalents	194,289	208,538
Short-term investments	38,336	37,025
Investments in debt and equity securities available-for-sale, at fair value:
Statutory reserve funds	450,564	444,579
Other	86,779	58,680

	537,343	503,259
Receivables:
Notes	4,075	8,483
Premiums from agencies	45,249	45,458
Income taxes	9,477	3,259
Other	55,737	56,311
Allowance for uncollectible amounts	(9,871)	(12,823)

	104,667	100,688
Property and equipment, at cost:
Land	5,559	5,848
Buildings	26,779	26,887
Furniture and equipment	213,585	241,694
Accumulated depreciation	(191,657)	(219,715)

	54,266	54,714
Title plants, at cost	76,822	77,360
Real estate, at lower of cost or net realizable value	2,636	3,941
Investments in investees, on an equity method basis	9,892	13,891
Goodwill	231,838	220,955
Intangible assets, net of amortization	13,050	7,015
Deferred tax asset	144	7,562
Other assets	62,775	56,229

	1,326,058	1,291,177

Liabilities
Notes payable	5,827	6,481
Convertible senior notes	27,119	64,687
Accounts payable and accrued liabilities	119,961	116,617
Estimated title losses	506,888	520,375
Deferred tax liabilities	3,174	2,645

	662,969	710,805
Contingent liabilities and commitments
Stockholders’ equity
Common Stock – $1 par, authorized 50,000,000; issued 21,803,179 and 18,705,914; outstanding 21,451,018 and 18,353,753	21,803	18,706
Class B Common Stock – $1 par, authorized 1,500,000; issued and outstanding 1,050,012	1,050	1,050
Additional paid-in capital	171,915	133,685
Retained earnings	452,314	391,447
Accumulated other comprehensive earnings:
Foreign currency translation adjustments	5,350	12,169
Unrealized investment gains on investments	5,532	14,415
Treasury stock – 352,161 and 352,161 common shares, at cost	(2,666)	(2,666)

Total stockholders’ equity attributable to Stewart	655,298	568,806
Noncontrolling interests	7,791	11,566

Total stockholders’ equity	663,089	580,372

	1,326,058	1,291,177

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2013	2012	2011
	($000 omitted)
Reconciliation of net earnings to cash provided by operating activities:
Net earnings	72,584	118,977	8,678
Add (deduct):
Depreciation and amortization	17,920	17,783	19,542
Provision for bad debt	2,170	3,201	1,318
Investment and other losses (gains) – net	1,066	(7,578)	(2,302)
Payments for title losses (in excess of) less than payments	(11,280)	15,248	2,383
Insurance recoveries of title losses	1,914	706	5,082
Increase in receivables – net	(5,796)	(16,133)	(6,748)
Increase in other assets – net	(1,467)	(2,779)	(189)
(Decrease) increase in payables and accrued liabilities – net	(8,100)	29,278	(5,602)
Increase (decrease) in net deferred income taxes	16,260	(39,780)	(1,212)
Net earnings from equity investees	(4,137)	(4,253)	(1,710)
Dividends received from equity investees	4,766	3,426	2,524
Other – net	1,287	2,426	1,645

Cash provided by operating activities	87,187	120,522	23,409
Investing activities:
Proceeds from investments available-for-sale matured and sold	104,525	181,938	339,697
Purchases of investments available-for-sale	(160,500)	(207,690)	(336,118)
Purchases of property and equipment, title plants and real estate – net	(17,282)	(16,752)	(17,704)
Proceeds from the sale of land, buildings, and furniture and equipment	2,168	4,713	–
Increases in notes receivable	(1,002)	(463)	(291)
Collections on notes receivable	2,666	959	721
Change in cash and cash equivalents due to sale and deconsolidation of subsidiaries (see below)	—	1,566	—
Cash paid for acquisition of subsidiaries and other – net	(14,921)	(1,183)	(8,262)
Proceeds from the sale of equity investees and other assets	3,090	—	—
Cash paid for loan guarantee obligation	—	—	(4,318)
Other – net	2,893	384	(2,944)

Cash used by investing activities	(78,363)	(36,528)	(29,219)
Financing activities:
Payments on notes payable	(12,199)	(5,692)	(5,988)
Proceeds from notes payable	11,146	450	6,000
Purchase of remaining interest of consolidated subsidiaries	(5,051)	(1,621)	—
Cash dividends paid	(2,159)	(1,832)	(917)
Distributions to noncontrolling interests	(9,239)	(9,512)	(6,142)
Cash payments for settlement of debt	(742)	—	—
Other—net	48	87	13

Cash used by financing activities	(18,196)	(18,120)	(7,034)
Effects of changes in foreign currency exchange rates	(4,877)	1,821	(803)

(Decrease) increase in cash and cash equivalents	(14,249)	67,695	(13,647)
Cash and cash equivalents at beginning of year	208,538	140,843	154,490

Cash and cash equivalents at end of year	194,289	208,538	140,843

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2013	2012	2011
	($000 omitted)
Supplemental information:
Retirement of Convertible Senior Notes with issuance of Common Stock	37,810	—	—
Receipt of partial building ownership in exchange for debt forgiveness	—	1,255	—
Settlement of wage and hour litigation through issuance of Common Stock	—	—	7,582
Settlement of note payable through issuance of Common Stock held in treasury	—	—	1,299
Changes in financial statement amounts due to purchase of subsidiary:
Goodwill acquired	10,883	4,183	7,631
Receivables and other assets acquired	6,918	(1,675)	5,672
Intangible assets	8,519	—	1,988
Liabilities acquired	(11,399)	(1,325)	(3,779)
Debt assumed	—	—	(3,250)

Cash paid for acquisitions of subsidiaries and other – net	14,921	1,183	8,262

Changes in financial statement amounts due to sale and deconsolidation of subsidiaries
Note receivable	—	156	—
Investments in investees, on an equity method basis	—	(1,203)	—
Goodwill	—	(440)	—
Title plants	—	(491)	—
Property and equipment, net of accumulated depreciation	—	(9)	—
Intangible asset, net of amortization	—	—	—
Other – net	—	755	—
Liabilities	—	37	—
Noncontrolling interests	—	473	—
Investment and other gains – net	—	(844)	—

Change in cash and cash equivalents due to sale and deconsolidation of subsidiaries	—	(1,566)	—

Income taxes – net paid	18,032	6,747	19,259
Interest paid	2,202	4,427	4,557

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three Years Ended December 31, 2013

NOTE 1

General. Stewart Information Services Corporation, through its subsidiaries (collectively, the Company), is primarily engaged in the business of providing title insurance and real estate transaction related services. The Company operates through a network of production facilities, owned policy-issuing offices and independent agencies in the United States and international markets. Stewart Information Services Corporation is a customer-focused, global title insurance and real estate services company offering products and services through its direct operations, network of approved agencies and other businesses within the Company. The Company provides these services to homebuyers and sellers; residential and commercial real estate professionals; mortgage lenders and servicers; title agencies and real estate attorneys; home builders; and United States and foreign governments. The Company also provides loan origination and servicing support; loan review services; loss mitigation; REO asset management; home and personal insurance services; loan due diligence; compliance solutions; service performance management and technology to streamline the real estate process. Approximately 50% of consolidated title revenues for the year ended December 31, 2013 were generated in Texas, New York, California, international operations and Florida.

A. Management’s responsibility. The accompanying consolidated financial statements were prepared by management, who is responsible for their integrity and objectivity. The financial statements have been prepared in conformity with U.S. generally accepted accounting principles (GAAP), including management’s best judgments and estimates. Actual results could differ from those estimates.

B. Reclassifications. Certain prior year amounts in these consolidated financial statements have been reclassified for comparative purposes. Net earnings attributable to Stewart and stockholders’ equity, as previously reported, were not affected.

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

In conforming the statutory financial statements to GAAP, the statutory premium reserve and the reserve for known title losses are eliminated and, in substitution, amounts are established for estimated title losses (Note 1F). The net effect, after providing for income taxes, is included in the consolidated statements of earnings and comprehensive earnings.

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

F. Title losses and related claims. The Company’s method for recording the reserves for title losses on both an interim and annual basis begins with the calculation of its current loss provision rate, which is applied to the Company’s current premiums resulting in a title loss expense for the period. This loss provision rate is set to provide for estimated losses on current year policies and is determined using moving average ratios of recent actual policy loss payment experience (net of recoveries) to premium revenues.

At each quarter end, the Company’s recorded reserve for title losses begins with the prior period’s reserve balance for claim losses, adds the current period provision to that balance and subtracts actual paid claims, resulting in an amount that management compares to its actuarially-based calculation of the ending reserve balance necessary to provide for future reported title losses. The actuarially-based calculation is a paid loss development calculation where loss development factors are selected based on company data and input from the Company’s third-party actuaries. The Company also obtains input from third-party actuaries in the form of a reserve analysis utilizing generally accepted actuarial methods. While the Company is responsible for determining its loss reserves, it utilizes this actuarial input to assess the overall reasonableness of its reserve estimation. If the Company’s recorded reserve amount is within a reasonable range (+/- 4.0%) of its actuarially-based reserve calculation and the actuary’s point estimate, but not at the point estimate, the Company’s management assesses the major factors contributing to the different reserve estimates in order to determine the overall reasonableness of its recorded reserve, as well as the position of the recorded reserves relative to the point estimate and the estimated range of reserves. The major factors considered can change from period to period and include items such as current trends in the real estate industry (which management can assess although there is a time lag in the development of this data for use by the actuary), the size and types of claims reported and changes in the Company’s claims management process. If the recorded amount is not within a reasonable range of the Company’s third-party actuary’s point estimate, it will adjust the recorded reserves in the current period and reassess the provision rate on a prospective basis. Once the Company’s reserve for title losses is recorded, it is reduced in future periods as a result of claims payments and may be increased or reduced by revisions to the Company’s estimate of the overall level of required reserves.

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

L. Goodwill. Goodwill is the excess of the purchase price over the fair value of net assets acquired. Goodwill is not amortized but is reviewed annually and upon the occurrence of an event indicating impairment may have occurred. If determined to be impaired, the impaired portion is expensed to current operations. The process of determining impairment relies on projections of future cash flows, operating results and market conditions. Uncertainties exist in these projections and are subject to changes relating to factors such as interest rates and overall real estate market conditions. As part of this process, the Company has an option to assess qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. If the Company decides not to use a qualitative assessment or if it fails the qualitative assessment, then the Company obtains input from third-party appraisers regarding the fair value of its reporting units. While the Company is responsible for assessing whether an impairment of goodwill exists, it utilizes the input from third-party appraisers to assess the overall reasonableness of its conclusions. The Company utilized a qualitative assessment for its annual goodwill impairment test and, based on its analysis, determined it was not more-likely-than-not that the fair value of its reporting units were less than their carrying amounts as of June 30, 2013. There were no impairment write-offs of goodwill during the three years ended December 31, 2013. However, to the extent that the Company’s future operating results are below management’s projections, or in the event of adverse market conditions, a future impairment may occur.

M. Acquired intangibles. Intangible assets are comprised mainly of non-compete, underwriting and customer relationship agreements and are amortized over their estimated lives, which are primarily 3 to 10 years.

N. Other long-lived assets. The Company reviews the carrying values of title plants and other long-lived assets if certain events occur that may indicate impairment. An impairment of these long-lived assets is indicated when projected undiscounted cash flows over the estimated lives of the assets are less than carrying values. If impairment is indicated, the recorded amounts are written down to fair values. There were no material impairment write-offs of long-lived assets during the three years ended December 31, 2013.

The Company had cost-basis investments aggregating $5.1 million and $7.1 million at December 31, 2013 and 2012, respectively. Cost-basis investments are included in other assets on the Company’s consolidated balance sheets and are evaluated periodically for impairment. The Company recorded impairment charges of $1.0 million, $0.8 million and $3.5 million for cost-basis investments during the years ended December 31, 2013, 2012 and 2011, respectively.

O. Fair values. The fair values of financial instruments, including cash and cash equivalents, short-term investments, notes receivable, notes payable and accounts payable, are determined by the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal, or most advantageous, market for the asset or liability in an orderly transaction between market participants at the measurement date. The net fair values of these financial instruments approximate their carrying values, except for the fair value of the Convertible Senior Notes due October 2014 (Notes) which approximated $69.4 million at December 31, 2013. Investments in debt and equity securities and certain financial instruments are carried at their fair values (Notes 4 and 5).

P. Leases. The Company recognizes rent expense under non-cancelable operating leases, which generally expire over the next 10 years, on the straight-line basis over the terms of the leases, including provisions for any free rent periods or escalating lease payments.

Q. Income taxes. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the tax basis and the book carrying values of certain assets and liabilities. To the extent that the Company does not believe its deferred tax assets meet the more-likely- than-not realization criteria, it establishes a valuation allowance. When it establishes a valuation allowance, or increases (decreases) the allowance during the year, it records a tax expense (benefit) in its consolidated statements of earnings and comprehensive earnings. Enacted tax rates are used in calculating amounts.

The Company provides for uncertainties in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

NOTE 2

Restrictions on cash and investments. The Company maintains investments in accordance with certain statutory requirements for the funding of statutory premium reserves. Such investments for statutory reserve funds were approximately $450.6 million and $444.6 million at December 31, 2013 and 2012, respectively. In addition, cash and cash equivalents – statutory reserve funds were approximately $15.1 million and $12.1 million at December 31, 2013 and 2012, respectively. Cash and cash equivalents – statutory reserve funds are not restricted or segregated in depository accounts. If the Company fails to maintain minimum investments or cash and cash equivalents to meet statutory requirements, the Company may be subject to fines or other penalties, including potential revocation of its business license. These funds are not available for any other purpose. In the event that insurance regulators adjust the determination of the statutory premium reserves of the Company’s title insurers, these restricted funds as well as statutory surplus would correspondingly increase or decrease.

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

NOTE 3

Statutory Surplus and Dividend restrictions. Substantially all of the consolidated retained earnings at each year end were represented by Guaranty, which owns directly or indirectly all of the subsidiaries included in the consolidation.

Guaranty cannot pay a dividend to its parent in excess of certain limits without the approval of the Texas Insurance Commissioner. The maximum dividend that can be paid after such approval in 2014 is $94.7 million. Guaranty did not pay a dividend in 2013, 2012 or 2011.

Dividends from Guaranty are also voluntarily restricted primarily to maintain statutory surplus and liquidity at competitive levels and to demonstrate significant claims payment ability. The ability of a title insurer to pay claims can significantly affect the decision of lenders and other customers when buying a policy from a particular insurer.

Surplus as regards policyholders (sum of statutory capital plus surplus) for Guaranty was $473.7 million and $429.2 million at December 31, 2013 and 2012, respectively. Statutory net income for Guaranty was $43.0 million and $10.5 million in 2013 and 2012, respectively, and net loss was $4.2 million in 2011.

The amount of statutory capital and surplus necessary to satisfy regulatory requirements for Guaranty was $2.8 million (and in the aggregate less than $15.0 million for all of the Company’s underwriter entities) at December 31, 2013, and each of its underwriter entities was in compliance with such requirements as of December 31, 2013.

With respect to Guaranty, the State of Texas has granted prescribed practices that permit the reduction of statutory premium reserves otherwise required to be recorded. Guaranty recorded surplus as regards policyholders that was $27.2 million and $39.7 million less than surplus as regards policyholders in accordance with NAIC SAP at December 31, 2013 and 2012, respectively.

NOTE 4

Investments in debt and equity securities. The amortized costs and fair values at December 31 follow:

	2013		2012
	Amortized costs	Fair values	Amortized costs	Fair values
	($000 omitted)
Debt securities:
Municipal	47,808	47,252	18,012	19,011
Corporate	285,104	291,832	268,874	287,528
Foreign	164,146	162,367	168,084	169,009
U.S. Government	14,334	15,197	15,243	16,638
Equity securities	17,441	20,695	10,870	11,073

	528,833	537,343	481,083	503,259

Gross unrealized gains and losses at December 31 were:

	2013		2012
	Gains	Losses	Gains	Losses
	($000 omitted)
Debt securities:
Municipal	258	813	1,006	7
Corporate	9,955	3,228	19,141	486
Foreign	363	2,142	1,210	286
U.S. Government	924	60	1,395	—
Equity securities	3,264	11	278	75

	14,764	6,254	23,030	854

Debt securities at December 31, 2013 mature, according to their contractual terms, as follows (actual maturities may differ due to call or prepayment rights):

	Amortized costs	Fair values
	($000 omitted)
In one year or less	45,430	45,467
After one year through five years	250,193	255,257
After five years through ten years	193,574	193,825
After ten years	22,194	22,099

	511,391	516,648

Gross unrealized losses on investments and the fair values of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2013, were:

	Less than 12 months		More than 12 months		Total
	Losses	Fair values	Losses	Fair values	Losses	Fair values
	($000 omitted)
Debt securities:
Municipal	770	27,686	43	628	813	28,314
Corporate	1,682	66,776	1,546	21,710	3,228	88,486
Foreign	1,539	63,039	603	53,807	2,142	116,846
U.S. Government	60	3,772	—	—	60	3,772
Equity securities:	11	1,267	—	—	11	1,267

	4,062	162,540	2,192	76,145	6,254	238,685

The number of investments in an unrealized loss position as of December 31, 2013 was 129. Since the Company does not intend to sell and will more-likely-than-not maintain each debt security until its anticipated recovery, and no significant credit risk is deemed to exist, these investments are not considered other-than-temporarily impaired.

Gross unrealized losses on investments and the fair values of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2012, were:

	Less than 12 months		More than 12 months		Total
	Losses	Fair values	Losses	Fair values	Losses	Fair values
	($000 omitted)
Debt securities:
Municipal	7	697	—	—	7	697
Corporate	486	30,538	—	—	486	30,538
Foreign	168	41,056	118	59,538	286	100,594
Equity securities:	75	2,197	—	—	75	2,197

	736	74,488	118	59,538	854	134,026

The number of investments in an unrealized loss position as of December 31, 2012 was 30. Since the Company did not intend to sell and was more-likely-than-not to maintain each debt security until its anticipated recovery, and no significant credit risk was deemed to exist, these investments were not considered other-than-temporarily impaired.

The Company believes its investment portfolio is diversified and expects no material loss to result from the failure to perform by issuers of the debt securities it holds. Investments made by the Company are not collateralized. Foreign debt securities primarily include Canadian government and corporate bonds which aggregated $133.8 million and $143.0 million as of December 31, 2013 and 2012, respectively. Also included in foreign debt securities are United Kingdom treasury bonds of $25.2 million and $22.4 million as of December 31, 3013 and 2012, respectively.

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

At December 31, 2013, financial instruments measured at fair value on a recurring basis are summarized below:

	Level 1	Level 2	Level 3	Fair value measurements
	($000 omitted)
Investments available-for-sale:
Debt securities:
Municipal	—	47,252	—	47,252
Corporate	—	291,832	—	291,832
Foreign	—	162,367	—	162,367
U.S. Government	—	15,197	—	15,197
Equity securities:	20,695	—	—	20,695

	20,695	516,648	—	537,343

At December 31, 2012, financial instruments measured at fair value on a recurring basis are summarized below:

	Level 1	Level 2	Level 3	Fair value measurements
	($000 omitted)
Investments available-for-sale:
Debt securities:
Municipal	—	19,011	—	19,011
Corporate	—	287,528	—	287,528
Foreign	—	169,009	—	169,009
U.S. Government	—	16,638	—	16,638
Equity securities:	11,073	—	—	11,073

	11,073	492,186	—	503,259

At December 31, 2013, Level 1 financial instruments consist of short-term investments and equity securities. Level 2 financial instruments consist of municipal, governmental, and corporate bonds, both U.S. and foreign. In accordance with the Company’s policies and guidelines, which incorporate relevant statutory requirements, the Company’s third party, registered investment manager invests only in securities rated as investment grade or higher by the major rating services, where observable valuation inputs are significant. All municipal, foreign, and U.S. Government bonds are valued using a third-party pricing service, and the corporate bonds are valued using the market approach, which includes three to ten inputs from relevant market sources, including Financial Industry Regulatory Authority’s (FINRA) Trade Reporting and Compliance Engine (TRACE) and independent broker/dealer quotes, bids and offerings, as well as other relevant market data, such as securities with similar characteristics (i.e. sector, rating, maturity, etc.). Broker/dealer quotes, bids and offerings mentioned above are gathered (typically three to ten) and a consensus risk premium spread (credit spread) over risk-free Treasury yields is developed from the inputs obtained, which is then used to calculate the resulting fair value.

As of December 31, 2013, assets measured at fair value on a nonrecurring basis are summarized below:

	Level 3	Impairment loss recorded
	($000 omitted)
Cost-basis investments	1,000	995

The carrying amount of certain cost-basis investments exceeded their fair value and an impairment charge of $1.0 million was recorded in investment and other gains (losses) – net in 2013. The valuations were based on the values of the underlying assets of the investee.

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

NOTE 6

Investment income. Income from investments and gross realized investment and other gains and losses follow:

	2013	2012	2011
	($000 omitted)
Investment income:
Debt securities	13,387	12,399	13,860
Short-term investments, cash equivalents and other	2,105	1,410	1,645

	15,492	13,809	15,505

Investment and other (losses) gains:
Realized gains	7,555	9,417	12,151
Realized losses	(8,621)	(1,839)	(9,849)

	(1,066)	7,578	2,302

Proceeds from the sales of investments available-for-sale were $82.0 million, $134.8 million and $292.0 million for the years ended December 31, 2013, 2012 and 2011, respectively. Expenses assignable to investment income were insignificant. There were no significant investments at December 31, 2013 that did not produce income during the year.

In 2013, investment and other (losses) gains – net included a $5.4 million non-cash charge relating to the early retirement of $37.8 million of Notes, a $1.5 million loss on the sale of an equity investment and $1.0 million for the impairment of cost-basis investments offset by realized gains of $2.7 million from the sale of debt and equity investments available-for-sale, $2.3 million from non-title-related insurance policy proceeds and $1.9 million from the sale of real estate.

In 2012, investment and other gains (losses) – net included realized gains of $8.0 million from the sale of debt and equity investments available-for-sale and sale of fixed assets, partially offset by realized losses of $0.8 million for the impairment of cost-basis investments.

In 2011, investment and other gains (losses) – net included realized gains of $10.7 million from the sale of debt and equity investments available-for-sale, partially offset by realized losses of $3.5 million for the impairment of cost-basis investments and $4.3 million from a loss on a third-party loan guarantee obligation.

NOTE 7

Income taxes. Income tax expense (benefit) consists of the following:

	2013	2012	2011
	($000 omitted)
Current:
Federal	2,589	(430)	(678)
State	2,757	1,674	1,444
Foreign	6,753	9,024	9,221
Deferred:
Federal	18,361	(35,989)	4,450
State	(206)	(527)	397
Foreign	(1,773)	(3,391)	(5,493)

Income tax expense (benefit)	28,481	(29,639)	9,341

The following reconciles income tax expense computed at the federal statutory rate with income tax expense as reported.

	2013	2012	2011
	($000 omitted)
Expected income tax expense at 35% (1)	32,027	27,842	4,091
Foreign tax rate differential	(422)	(2,688)	(764)
State income tax expense – net of Federal benefit	1,586	1,147	884
Non-deductible expenses	2,321	2,851	2,624
Non-deductible bond conversion costs	1,900	—	—
Loss carrybacks	—	(1,442)	(1,829)
Adjustments to deferred tax liabilities	(2,408)	12,381	10,781
Valuation allowance	(6,555)	(71,106)	(7,163)
Other – net	32	1,376	717

Income tax expense (benefit)	28,481	(29,639)	9,341

Effective income tax rates (%) (1)	31.1	(37.3)	79.9

(1)	Calculated using earnings before taxes and after noncontrolling interests.

Deferred income taxes at December 31, 2013 and 2012 were as follows:

	2013		2012
	($000 omitted)
Deferred tax assets:
Accrued expenses	17,104		15,630
Allowance for uncollectible amounts	3,521		4,575
Fixed assets	6,577		4,683
Net operating loss carryforwards	3,261		3,926
Tax credit carryforwards	31,372		27,072
Title loss provisions	—		8,479
Other	1,463		484

Deferred tax assets – gross	63,298		64,849
Valuation allowance	(6,971)		(12,136)

Deferred tax assets – net	56,327		52,713
Deferred tax liabilities:
Amortization – goodwill and other intangibles	(30,089)		(27,528)
Unrealized gains on investments	(3,382)		(7,802)
Deferred compensation on life insurance policies	(3,147)		(2,998)
Foreign currency translation adjustments	(2,726)		(5,753)
Title loss provisions Investments	(19,449 (305	) )	(2,781 (477	) )
Fixed assets	—		(345)
Other	(259)		(112)

Deferred tax liabilities – gross	(59,357)		(47,796)

Net deferred income tax (liabilities) assets	(3,030)		4,917

Net deferred tax liabilities for U.S. federal tax paying components totaled approximately $2.5 million and net deferred tax liabilities for foreign tax paying components totaled approximately $0.5 million at December 31, 2013. Net deferred tax assets for U.S. federal tax paying components totaled approximately $7.6 million and net deferred tax liabilities for foreign tax paying components totaled approximately $2.7 million at December 31, 2012. The net change to the valuation allowance during 2013 was $5.2 million.

During 2008, the Company recorded a valuation allowance against U.S. deferred tax assets, net of definite-lived deferred tax liabilities, for which realization could not be assured based on a more-likely- than-not standard. The Company retained that valuation allowance for all subsequent periods through December 31, 2011 principally due to the Company’s cumulative three-year operating loss history as of the end of each period. The Company routinely evaluates the extent to which the valuation allowance may be reversed. During 2012, the Company utilized a significant portion of its U.S. federal net operating loss (NOL) carry forwards and released approximately $72.6 million of its valuation allowance, $36.6 million of which is included in the Company’s deferred tax benefit.

The Company estimates that it will utilize all of its remaining U.S. federal NOL carry forwards in 2013. During 2013, the Company released a $6.6 million deferred tax asset valuation allowance on foreign tax credit carry forwards that it believes will, on a more-likely-than-not basis, be utilized prior to expiration. The Company’s $30.4 million of foreign tax credit carry forwards at December 31, 2013 expire in varying amounts through calendar year 2023.

The Company’s income tax returns are routinely subject to examinations by U.S. federal, international, and state and local tax authorities. The Company is nearing the completion of an examination by the Internal Revenue Service (IRS) for calendar years 2005 through 2008. During January 2014, the Company received notification from the IRS that its calendar year 2012 U.S. federal tax return has been selected for examination. The Company also is involved in routine examinations by state and local tax jurisdictions for calendar years 2008 and 2009. The Company expects no material adjustment from any tax return examination.

NOTE 8

Goodwill and acquired intangibles. A summary of goodwill follows:

	Title	Mortgage Services	Total
	($000 omitted)
Balances at December 31, 2011	192,670	21,822	214,492
Acquisitions	6,029	434	6,463

Balances at December 31, 2012	198,699	22,256	220,955
Acquisitions	28	10,855	10,883

Balances at December 31, 2013	198,727	33,111	231,838

Amortization expense for acquired intangibles was $1.9 million, $1.7 million and $1.5 million in 2013, 2012 and 2011, respectively. Accumulated amortization of intangibles was $29.4 million and $27.5 million at December 31, 2013 and 2012, respectively. In each of the years 2014 through 2018, amortization expense is expected to be less than $2.8 million.

NOTE 9

Equity investees. Certain summarized aggregate financial information for equity investees (in which the Company typically owns 20% through 50% of the equity) follows:

	2013	2012	2011
	($000 omitted)
For the year:
Revenues	42,105	66,145	70,896
Net earnings	8,064	11,037	4,326
At December 31:
Total assets	25,470	52,500	57,972
Notes payable	12,390	23,681	23,533
Stockholders’ equity	5,561	12,758	12,524

Net premium revenues from policies issued by equity investees were approximately $4.4 million, $6.0 million and $6.4 million in 2013, 2012 and 2011, respectively. Earnings related to equity investees were $4.1 million, $4.3 million and $1.7 million in 2013, 2012 and 2011, respectively. These amounts are included in title insurance – direct operations in the consolidated statements of earnings and comprehensive earnings.

Goodwill related to equity investees was $7.5 million and $9.1 million at December 31, 2013 and 2012, respectively, and these balances are included in investments in investees in the consolidated balance sheets. Equity investments, including the related goodwill balances, are reviewed for impairment annually and upon the occurrence of an event indicating an impairment may have occurred.

NOTE 10

Notes payable, convertible senior notes and line of credit.

A summary of notes payable follows:

	2013	2012
	($000 omitted)
Banks – primarily secured, varying payments and rates(1)	4,202	6,031
Other than banks	1,625	450

	5,827	6,481

(1)	Average interest rates were 2.82% and 3.07% at December 31, 2013 and 2012, respectively.

Principal payments on the notes, based upon the contractual maturities, are due in the amounts of $3.1 million in 2014, $2.1 million in 2015 and $0.6 million in 2016.

In October 2009, the Company entered into an agreement providing for the sale of $65.0 million aggregate principal amount of 6.0% Notes to an initial purchaser for resale to certain qualified institutional buyers in compliance with Rule 144A under the Securities Act of 1933, as amended. The Notes will mature in 2014 unless converted into the Company’s Common Stock earlier and are guaranteed by certain wholly-owned domestic subsidiaries of the Company. In 2013, the Company converted approximately $37.8 million of Notes into 3,094,440 shares of Common Stock.

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

The Company incurred $3.3 million of debt issuance costs related to the Notes. The issuance costs were primarily related to discounts, commissions and offering expenses payable by the Company. The Company recorded the issuance costs in other assets and is amortizing them over the term of the Notes using the effective interest method. The amortization of the debt issuance costs was $0.4 million, $0.6 million and $0.5 million and interest expense on the Notes was $2.0 million, $4.2 million and $4.2 million in 2013, 2012, and 2011, respectively.

As of December 31, 2013, the Company also had available a $25.0 million unsecured bank line of credit commitment, which expires in June 2016, under which no borrowings were outstanding.

NOTE 11

Estimated title losses.

	2013	2012	2011
	($000 omitted)
Balances at January 1	520,375	502,611	495,849
Provisions:
Current year	92,043	100,406	94,115
Previous policy years	14,275	39,623	47,986

Total provisions	106,318	140,029	142,101
Payments:
Current year	(23,969)	(16,782)	(22,404)
Previous policy years	(91,715)	(107,194)	(111,915)

Total payments	(115,684)	(123,976)	(134,319)
Effects of changes in foreign currency exchange rates	(4,121)	1,711	(1,020)

Balances at December 31	506,888	520,375	502,611

Loss ratios as a percentage of title operating revenues:
Current year provisions	5.1%	5.8%	6.3%
Total provisions	5.9%	8.1%	9.4%

The loss ratio on the total provision recorded for the year ended December 31, 2013 reflected an ultimate loss rate of 5.1% for policies issued in the current year and a net increase in the loss reserve estimates for prior policy years of $14.3 million ($39.6 million and $48.0 million in 2012 and 2011, respectively). The increase in the loss reserve estimate for prior policy years included $7.6 million related to adverse loss development due to continued elevated claims payment experience for certain years and $28.8 million related to provisions for large title claims. During 2013, the Company continued to experience favorable development relative to prior year periods which allowed it to record reserve reductions of $22.1 million and a reduction in its overall loss provisioning rate. Provisions for large title claims related to prior policy years were $28.8 million, $24.3 million and $32.8 million in 2013, 2012 and 2011, respectively.

The 2012 and 2011 loss ratios included provisions of 5.8% and 6.3%, respectively, related to the current policy year. During 2012, the Company’s overall loss experience continued to improve relative to prior year periods and was generally in line with actuarial expectations, which allowed it to lower the overall loss provision rate for the current year, effective with policies issued in the third quarter 2012. Provisions for prior policy years during 2012 and 2011 included adverse loss development of $14.9 million and $15.0 million, respectively, relating to other than large title losses.

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

At December 31, 2013 and 2012, there were 145,820 shares of Common Stock held by a subsidiary of the Company which are considered treasury shares.

NOTE 13

Changes in stockholders’ equity.

	Common and Class B Common Stock ($1 par value)	Additional paid-in capital	Accumulated other comprehensive earnings	Retained Earnings	Treasury stock	Noncontrolling interests
	($000 omitted)
Balances at December 31, 2010	18,851	124,413	13,610	282,666	(4,330)	13,123
Net earnings attributable to Stewart	—	—	—	2,348	—	—
Cash dividends on Common Stock ($0.05 per share)	—	—	—	(917)	—	—
Stock bonuses and other	169	1,452	—	—	—	—
Settlement of wage and hour litigation through issuance of Common Stock	636	6,946	—	—	—	—
Settlement of note payable through issuance of Common Stock held in treasury	—	(365)	—	—	1,664	—
Net change in unrealized gains and losses on investments	—	—	7,245	—	—	—
Net realized gain reclassification	—	—	(2,331)	—	—	—
Foreign currency translation	—	—	(1,843)	—	—	—
Net earnings attributable to noncontrolling interests	—	—	—	—	—	6,330
Subsidiary dividends paid to noncontrolling interests	—	—	—	—	—	(6,142)
Net effect of changes in ownership and other	—	—	—	—	—	(68)

Balances at December 31, 2011	19,656	132,446	16,681	284,097	(2,666)	13,243
Net earnings attributable to Stewart	—	—	—	109,182	—	—
Cash dividends on Common Stock ($0.10 per share)	—	—	—	(1,832)	—	—
Stock bonuses and other	50	935	—	—	—	—
Exercise of stock options	50	1,044	—	—	—	—
Purchase of remaining interest of consolidated subsidiary	—	(740)	—	—	—	—
Net change in unrealized gains and losses on investments	—	—	9,240	—	—	—
Net realized gain reclassification	—	—	(2,256)	—	—	—
Foreign currency translation	—	—	2,919	—	—	—
Net earnings attributable to noncontrolling interests	—	—	—	—	—	9,795
Subsidiary dividends paid to noncontrolling interests	—	—	—	—	—	(9,512)
Net effect of changes in ownership and other	—	—	—	—	—	(1,960)

Balances at December 31, 2012	19,756	133,685	26,584	391,447	(2,666)	11,566
Net earnings attributable to Stewart	—	—	—	63,026	—	—
Cash dividends on Common Stock ($0.10 per share)	—	—	—	(2,159)	—	—
Stock bonuses and other	1	900	—	—	—	—
Exercise of stock options	2	57	—	—	—	—
Conversion of bonds	3,094	38,715	—	—	—	—
Purchase of remaining interest of consolidated subsidiary	—	(1,442)	—	—	—	—
Net change in unrealized gains and losses on investments	—	—	(7,282)	—	—	—
Net realized gain reclassification	—	—	(1,601)	—	—	—
Foreign currency translation	—	—	(6,819)	—	—	—
Net earnings attributable to noncontrolling interests	—	—	—	—	—	9,558
Subsidiary dividends paid to noncontrolling interests	—	—	—	—	—	(9,239)
Net effect of changes in ownership and other	—	—	—	—	—	(4,094)

Balances at December 31, 2013	22,853	171,915	10,882	452,314	(2,666)	7,791

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

To calculate diluted earnings per share, net earnings and number of shares are adjusted for the effects of any dilutive shares. Using the if-converted method, net earnings are adjusted for interest expense, net of any tax effects, applicable to the Notes discussed in Note 10. The number of shares is adjusted by adding the number of dilutive shares, assuming they are issued, during the same reporting period. The treasury stock method is used to calculate the dilutive number of shares related to the Company’s restricted stock.

For the year ended December 31, 2013, dilutive shares under the treasury stock method mentioned above were immaterial. For the years ended December 31, 2012 and 2011, the Company did not have any dilutive shares under the treasury stock method since the exercise prices of the options were greater than the weighted-average market value of the shares, which excludes them from the diluted earnings per share calculation.

There were no calculations of diluted earnings per share for the year ended December 31, 2011 using the if-converted method, as the add back of the tax effected interest expense on the convertible debt resulted in antidilution.

The calculation of the basic and diluted earnings per share are as follows:

	For the Years Ended December 31,
	2013	2012	2011
	($000 omitted)
Numerator:
Net earnings attributable to Stewart	63,026	109,182	2,348
Interest expense, net of tax effects	1,408	3,139	—

If-converted net earnings attributable to Stewart	64,434	112,321	2,348

Denominator (000):
Basic average shares outstanding	22,096	19,294	19,131
Dilutive average number of shares relating to convertible senior notes	2,467	5,047	—
Dilutive average number of shares relating to restricted shares grant	178	43	—

Dilutive average shares outstanding	24,741	24,384	19,131

Basic earnings per share attributable to Stewart	2.85	5.66	0.12

Diluted earnings per share attributable to Stewart	2.60	4.61	0.12

NOTE 16

Reinsurance. As is industry practice, the Company cedes risks to other title insurance underwriters and reinsurers on certain transactions. However, the Company remains liable if the reinsurer should fail to meet its obligations. The Company also assumes risks from other underwriters on a transactional basis as well as on certain reinsurance treaties. Payments and recoveries on reinsured losses were insignificant during each of the years ended December 31, 2013, 2012, and 2011. The total amount of premiums for assumed and ceded risks was less than 1% of consolidated title revenues in each of the last three years.

NOTE 17

Leases. Lease expense was $39.2 million, $39.1 million and $41.4 million in 2013, 2012 and 2011, respectively. The future minimum lease payments are summarized as follows (in thousands of dollars):

2014	38,348
2015	32,250
2016	22,018
2017	10,752
2018	6,132
2019 and after	4,721

114,221

NOTE 18

Contingent liabilities and commitments. The Company routinely holds third-party funds in segregated escrow accounts pending the closing of real estate transactions resulting in a contingent liability to the Company of approximately $800.7 million at December 31, 2013. In addition, the Company is contingently liable for disbursements of escrow funds held by agencies in those cases where specific insured closing guarantees have been issued.

The Company owns a qualified intermediary in tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code. The Company holds the proceeds from these transactions until a qualifying exchange can occur. This resulted in a contingent liability to the Company of approximately $719.3 million at December 31, 2013. As is industry practice, these escrow and Section 1031 exchanger fund accounts are not included in the consolidated balance sheets.

In the ordinary course of business, the Company guarantees the third-party indebtedness of certain of its consolidated subsidiaries. As of December 31, 2013, the maximum potential future payments on the guarantees are not more than the related notes payable recorded in the consolidated balance sheets (Note 10). The Company also guarantees the indebtedness related to lease obligations of certain of its consolidated subsidiaries. The maximum future obligations arising from these lease-related guarantees are not more than the Company’s future minimum lease payments (Note 17). In addition, as of December 31, 2013, the Company had guarantees of indebtedness owed by certain third parties related to business expansion and unused letters of credit aggregating to $3.0 million, primarily related to workers’ compensation coverage.

The Notes are guaranteed by certain wholly-owned domestic subsidiaries of the Company (Note 10).

NOTE 19

Regulatory and legal developments. In January 2009, an action was filed by individuals against Stewart Title Guaranty Company (STGC), Stewart Title of California, Inc., Cuesta Title Company and others in the Superior Court of California for the County of San Luis Obispo alleging that the plaintiffs had suffered damages relating to loans they made through Hurst Financial Corporation to an individual named Kelly Gearhart and entities controlled by Gearhart. Thereafter, several other lawsuits making similar allegations, including a lawsuit filed by several hundred individuals, were filed in San Luis Obispo Superior Court, and one such lawsuit was removed to the United States District Court for the Central District of California. The defendants vary from case to case, but Stewart Information Services Corporation, Stewart Title Company and Stewart Title Insurance Company were also each sued in at least one of the cases. Following several years of discovery and other pretrial proceedings, the Court conducted a bellwether jury trial of the claims of eight of the plaintiffs, four selected by plaintiffs and four selected by defendants, starting on August 5, 2013. The eight plaintiffs in the bellwether jury trial each asserted claims against Cuesta Title Company, Stewart Title of California, and Stewart Title Guaranty Company. One plaintiff in the bellwether jury trial also asserted claims against Stewart Title Company; the Court granted Stewart Title Company’s motion for directed verdict after the close of plaintiffs’ case. On October 8, 2013, the jury returned a verdict in favor of Cuesta Title Company, Stewart Title of California, and Stewart Title Guaranty Company on every one of every plaintiff’s claims against them. On December 20, 2013, plaintiffs served a motion for new trial. Plaintiffs’ motion for new trial will be heard by the Court on January 30, 2014. The parties attended a scheduled mediation on February 19, 2014, to see whether, in light of the outcome of the bellwether jury trial, the parties could reach a settlement. The mediation has been continued to an as yet undetermined date. Although the Company cannot predict the ultimate outcome of these possible actions, it will vigorously defend itself and does not believe that the ultimate outcome will materially affect its consolidated financial condition or results of operations.

* * *

In April 2008, Credit Suisse AG, Cayman Islands Branch (Credit Suisse) asserted a claim under a Stewart Title Guaranty Company (STGC) policy of title insurance dated on or about May 19, 2006 based upon the alleged priority of mechanic’s and materialmen’s liens on a resort development in the State of Idaho known as Tamarack. STGC ultimately undertook the defense of the claim under a reservation of rights. For reasons set forth in Stewart’s complaint, on or about May 18, 2011, STGC withdrew its defense of Credit Suisse and filed a declaratory judgment action in the United States District Court for the District of Idaho captioned Stewart Title Guaranty Company v. Credit Suisse AG, Cayman Islands Branch seeking a declaratory judgment and other relief. In the lawsuit STGC sought, among other things, a determination that it had no duty to indemnify Credit Suisse and sought to have certain provisions of the title insurance policy rescinded. Credit Suisse counterclaimed for, among other things, bad faith failure to pay the claim.

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

STGC’s Motion to Reconsider the Court’s August 29, 2013 ruling continues to be pending. STGC has also filed a Motion for Summary Judgment based on the Plaintiff’s lack of standing. As of yet, no response has been filed. Although the Company cannot predict the outcome of this matter, STGC is vigorously prosecuting this litigation and does not believe that the ultimate outcome will have a material adverse impact on its consolidated financial condition or results of operations.

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

The mortgage services segment includes a diverse group of products and services provided to multiple markets. Mortgage services provides origination and component servicing support; default and REO services; post-closing outsourcing; portfolio due diligence; mortgage compliance solutions; servicer oversight to residential mortgage lenders, servicers and investors; and technology to support the real estate process. The single largest customer of the mortgage services segment accounted for 67.0%, 73.0% and 65.7% of mortgage services revenues in 2013, 2012 and 2011, respectively.

The corporate segment consists of the expenses of the parent holding company, certain other corporate overhead expenses, and the costs of its centralized support operations not otherwise allocated to the lines of business.

The Company does not provide asset information by reportable operating segment as it does not routinely evaluate the asset position by segment.

	Title	Mortgage Services	Corporate	Total
	($000 omitted)
2013:
Revenues	1,778,655	135,500	13,825	1,927,980
Intersegment revenues	—	9,214	3,150	12,364
Depreciation and amortization	5,790	4,801	7,329	17,920
Earnings (loss) before taxes and noncontrolling interests	211,844	12,004	(122,783)	101,065
2012:
Revenues	1,716,949	173,265	20,198	1,910,412
Intersegment revenues	—	7,058	3,836	10,894
Depreciation and amortization	6,102	4,105	7,576	17,783
Earnings (loss) before taxes and noncontrolling interests	161,642	46,793	(119,097)	89,338
2011:
Revenues	1,499,961	118,197	16,748	1,634,906
Intersegment revenues	—	10,200	3,025	13,225
Depreciation and amortization	8,083	4,383	7,076	19,542
Earnings (loss) before taxes and noncontrolling interests	90,701	32,122	(104,804)	18,019

Revenues for the years ended December 31 in the United States and all international operations follow:

	2013	2012	2011
	($000 omitted)
United States	1,811,714	1,791,316	1,515,378
International	116,266	119,096	119,528

	1,927,980	1,910,412	1,634,906

NOTE 21

Quarterly financial information (unaudited).

	Mar 31	June 30	Sept 30	Dec 31	Total
	($000 omitted, except per share)
Revenues:
2013	423,714	517,220	536,835	450,211	1,927,980
2012	384,987	483,712	520,741	520,972	1,910,412
Net earnings (loss) attributable to Stewart:
2013	3,207	26,899	15,409	17,511	63,026
2012	(12,157)	24,911	34,668	61,760	109,182
Diluted earnings (loss) per share attributable to Stewart(1):
2013	0.15	1.09	0.63	0.72	2.60
2012	(0.63)	1.05	1.45	2.56	4.61

(1)	Quarterly per share data may not sum to annual totals due to rounding or effects of dilution in particular quarters but not in annual totals.

SCHEDULE I

STEWART INFORMATION SERVICES CORPORATION

(Parent Company)

STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

	For the Years Ended December 31,
	2013	2012	2011
	($000 omitted)
Revenues
Investment income	—	579	74
Other losses	(3,164)	(3,358)	(3,770)
Other income	263	380	235

	(2,901)	(2,399)	(3,461)
Expenses
Employee costs	(91)	5,192	2,168
Other operating expenses, including $276, $305 and $177 to affiliates	1,329	1,674	451
Depreciation and amortization	527	802	893
Interest	2,494	4,615	4,639

	4,259	12,283	8,151
Loss before taxes and earnings from subsidiaries	(7,160)	(14,682)	(11,612)
Income tax expense (benefit)	24	34	79
Add earnings from subsidiaries	70,210	123,898	14,039

Net earnings	63,026	109,182	2,348
Retained earnings at beginning of year	391,447	284,097	282,666
Cash dividends on Common Stock ($0.10 per share in 2013 and 2012 and $0.05 per share in 2011)	(2,159)	(1,832)	(917)

Retained earnings at end of year	452,314	391,447	284,097

See accompanying note to financial statement information.

See accompanying Report of Independent Registered Public Accounting Firm.

STEWART INFORMATION SERVICES CORPORATION

(Parent Company)

BALANCE SHEETS

	As of December 31,
	2013	2012
	($000 omitted)
Assets
Cash and cash equivalents	4,196	10,725
Receivables:
Notes	12	14
Other, including $0 and $3 from affiliates	138	43
Allowance for uncollectible amounts	(12)	(14)

	138	43
Property and equipment, at cost:
Furniture and equipment	2,893	3,109
Accumulated depreciation	(2,301)	(2,347)

	592	762
Title plant, at cost	48	48
Investments in subsidiaries, on an equity method basis	677,485	626,994
Goodwill	8,470	8,470
Other assets	16,153	16,797

	707,082	663,839

Liabilities
Convertible senior notes	27,119	64,687
Accounts payable and accrued liabilities, including $2 and $3 from affiliates	24,665	30,346

	51,784	95,033
Contingent liabilities and commitments
Stockholders’ equity
Common Stock – $1 par, authorized 50,000,000; issued 21,803,179 and 18,705,914; outstanding 21,451,018 and 18,353,753	21,803	18,706
Class B Common Stock– $1 par, authorized 1,500,000; issued and outstanding 1,050,012	1,050	1,050
Additional paid-in capital	171,915	133,685
Retained earnings(1)	452,314	391,447
Accumulated other comprehensive earnings:
Foreign currency translation adjustments	5,350	12,169
Unrealized investment gains	5,532	14,415
Treasury stock – 352,161 and 352,161 common shares, at cost	(2,666)	(2,666)

Total stockholders’ equity	655,298	568,806

	707,082	663,839

(1)	Includes undistributed earnings of subsidiaries of $534,494 in 2013 and $466,442 in 2012.

See accompanying note to financial statement information.

See accompanying Report of Independent Registered Public Accounting Firm.

STEWART INFORMATION SERVICES CORPORATION

(Parent Company)

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2013	2012	2011
	($000 omitted)
Reconciliation of net earnings to cash used by operating activities:
Net earnings	63,026	109,182	2,348
Add (deduct):
Depreciation and amortization	527	802	893
Provision for bad debt	(1)	(1)	(2)
Other losses	3,164	3,358	3,770
(Increase) decrease in receivables – net	(95)	433	(218)
Decrease (increase) in other assets – net	2,413	(229)	(1,171)
Increase in payables and accrued liabilities – net	3,335	16,747	3,941
Earnings from subsidiaries	(70,210)	(123,898)	(14,039)
Other – net	(3,944)	1,899	3,213

Cash (used) provided by operating activities	(1,785)	8,293	(1,265)
Investing activities:
Cash paid for loan guarantee obligation	—	—	(4,318)
Proceeds from the sale of (purchases of) property and equipment – net	5	1,593	3,070
Collections on notes receivables	1	1	9
Contributions to subsidiaries	—	(1,500)	—

Cash provided (used) by investing activities	6	94	(1,239)
Financing activities:
Dividends paid	(2,159)	(1,832)	(917)
Purchase of remaining interest of consolidated subsidiary	(1,442)	—	—
Settlement of convertible debt	(1,149)	—	—

Cash used by financing activities	(4,750)	(1,832)	(917)

(Decrease) increase in cash and cash equivalents	(6,529)	6,555	(3,421)
Cash and cash equivalents at beginning of year	10,725	4,170	7,591

Cash and cash equivalents at end of year	4,196	10,725	4,170

Supplemental information:
Income taxes paid	773	149	82
Interest paid	4	—	3,900

See accompanying note to financial statement information.

See accompanying Report of Independent Registered Public Accounting Firm.

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

Interest of $1.7 million on the Notes was paid by a subsidiary in 2013. In addition, a portion of the Notes was converted in 2013 as discussed in Note 10 to the consolidated financial statements.

SCHEDULE II

STEWART INFORMATION SERVICES CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

December 31, 2013

Col. A	Col. B	Col. C Additions		Col. D Deductions			Col. E
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts (describe)	(Describe)			Balance At end of period
	($000 omitted)
Stewart Information Services Corporation and subsidiaries:
Year ended December 31, 2011:
Estimated title losses	495,849	142,101	—	135,339	(A	)	502,611
Valuation allowance for deferred tax assets	91,934	(7,163)	—	—			84,771
Allowance for uncollectible amounts	19,438	1,318	—	4,700	(B	)	16,056
Year ended December 31, 2012:
Estimated title losses	502,611	140,029	—	122,265	(A	)	520,375
Valuation allowance for deferred tax assets	84,771	(72,635)	—	—			12,136
Allowance for uncollectible amounts	16,056	3,201	—	6,434	(B	)	12,823
Year ended December 31, 2013:
Estimated title losses	520,375	106,318	—	119,805	(A	)	506,888
Valuation allowance for deferred tax assets	12,136	(5,165)	—	—			6,971
Allowance for uncollectible amounts	12,823	2,063	—	5,015	(B	)	9,871
Stewart Information Services Corporation – Parent Company:
Year ended December 31, 2011:
Allowance for uncollectible amounts	77	—	—	62	(B	)	15
Year ended December 31, 2012:
Allowance for uncollectible amounts	15	1	—	2	(B	)	14
Year ended December 31, 2013:
Allowance for uncollectible amounts	14	—	—	2	(B	)	12

(A)	Represents primarily payments of policy and escrow losses and loss adjustment expenses.
(B)	Represents uncollectible accounts written off.

See accompanying Report of Independent Registered Public Accounting Firm.

INDEX TO EXHIBITS

Exhibit

3.1	—	Amended and Restated Certificate of Incorporation of the Registrant, dated May 1, 2009 (incorporated by reference in this report from Exhibit 3.1 of the Current Report on Form 8-K filed May 5, 2009)

3.2	—	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant, dated April 30, 2010 (incorporated by reference in this report from Exhibit 3.2 of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010)

3.3	—	Amended and Restated By-Laws of the Registrant, as of January 17, 2012 (incorporated by reference in this report from Exhibit 3.1 of the Current Report on Form 8-K filed January 20, 2012)

4.1	—	Rights of Common and Class B Common Stockholders (incorporated by reference to Exhibits 3.1 and 3.2 hereto)

4.2	—	Indenture related to 6.0% Convertible Senior Notes due 2014, dated as of October 15, 2009, by and between the Registrant, the Guarantors party thereto, and Wells Fargo Bank N.A., as trustee (incorporated by reference in this report from Exhibit 4.1 of the Current Report on Form 8-K filed October 15, 2009)

4.3	—	Form of 6.00% Convertible Senior Note due 2014 (incorporated by reference to Exhibit 4.2 hereto)

10.1 †	—	Deferred Compensation Agreements dated March 10, 1986, amended July 24, 1990 and October 30, 1992, between the Registrant and certain executive officers (incorporated by reference in this report from Exhibit 10.2 of the Annual Report on Form 10-K for the year ended December 31, 1997)

10.2 †	—	Stewart Information Services Corporation 1999 Stock Option Plan (incorporated by reference in this report from Exhibit 10.3 of the Annual Report on Form 10-K for the year ended December 31, 1999)

10.3 †	—	Stewart Information Services Corporation 2002 Stock Option Plan for Region Managers (incorporated by reference in this report from Exhibit 10.4 of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2002)

10.4 †	—	Stewart Information Services Corporation 2005 Long-Term Incentive Plan, as amended and restated May 1, 2009 (incorporated by reference in this report from Exhibit 10.1 of the Current Report on Form 8-K filed May 5, 2009)

10.5 †	—	Stewart Information Services Corporation 2008 Strategic Incentive Pool Plan (incorporated by reference in this report from Exhibit 10.1 of the Current Report on Form 8-K filed May 14, 2008)

10.6 †	—	Addendum, entered into as of August 23, 2013 and effective as of January 1, 2013, to Employment Agreement entered into as of October 1, 2012 and effective as of January 1, 2012, by and between Stewart Information Services Corporation and Joseph Allen Berryman (incorporated by reference in this report from Exhibit 10.1 of the Current Report on Form 8-K filed August 29, 2013)

Exhibit

10.7 †	—	Addendum, entered into as of August 23, 2013 and effective as of January 1, 2013, to Employment Agreement entered into as of October 16, 2012 and effective as of January 1, 2012, by and between Stewart Information Services Corporation and Glenn H. Clements (incorporated by reference in this report from Exhibit 10.2 of the Current Report on Form 8-K filed August 29, 2013)

10.8 †	—	Addendum, entered into as of August 25, 2013 and effective as of January 1, 2013, to Employment Agreement entered into as of October 1, 2012 and effective as of January 1, 2012, by and between Stewart Information Services Corporation and Steven M. Lessack (incorporated by reference in this report from Exhibit 10.3 of the Current Report on Form 8-K filed August 29, 2013)

10.9 †	—	Addendum, entered into as of August 24, 2013 and effective as of January 1, 2013, to Employment Agreement entered into as of October 1, 2012 and effective as of January 1, 2012, by and between Stewart Information Services Corporation and Matthew W. Morris (incorporated by reference in this report from Exhibit 10.4 of the Current Report on Form 8-K filed August 29, 2013)

10.10 †	—	Addendum, entered into as of August 23, 2013 and effective as of January 1, 2013, to Employment Agreement entered into as of October 12, 2012 and effective as of January 1, 2012, by and between Stewart Information Services Corporation and Jason R. Nadeau (incorporated by reference in this report from Exhibit 10.5 of the Current Report on Form 8-K filed August 29, 2013)

10.11 †	—	Addendum, entered into as of April 22, 2013 and effective as of April 22, 2013, to Employment Agreement entered into as of October 1, 2012 and effective as of January 1, 2012, by and between Stewart Information Services Corporation and Matthew W. Morris (incorporated by reference in this report from Exhibit 10.1 of the Current Report on Form 8-K filed April 25, 2013)

10.12 †	—	Addendum, entered into as of April 22, 2013 and effective as of April 22, 2013, to Employment Agreement entered into as of October 1, 2012 and effective as of January 1, 2012, by and between Stewart Information Services Corporation and Joseph Allen Berryman (incorporated by reference in this report from Exhibit 10.2 of the Current Report on Form 8-K filed April 25, 2013)

10.13 †	—	Addendum, entered into as of April 22, 2013 and effective as of April 22, 2013, to Employment Agreement entered into as of October 16, 2012 and effective as of January 1, 2012, by and between Stewart Information Services Corporation and Glenn H. Clements (incorporated by reference in this report from Exhibit 10.3 of the Current Report on Form 8-K filed April 25, 2013)

10.14 †	—	Addendum, entered into as of April 22, 2013 and effective as of April 22, 2013, to Employment Agreement entered into as of October 12, 2012 and effective as of January 1, 2012, by and between Stewart Information Services Corporation Jason R. Nadeau (incorporated by reference in this report from Exhibit 10.4 of the Current Report on Form 8-K filed April 25, 2013)

10.15 †	—	Addendum, entered into as of April 22, 2013 and effective as of April 22, 2013, to Employment Agreement entered into as of October 1, 2012 and effective as of January 1, 2012, by and between Stewart Information Services Corporation Steven M. Lessack (incorporated by reference in this report from Exhibit 10.5 of the Current Report on Form 8-K filed April 25, 2013)

Exhibit

10.16†	—	Employment Agreement entered into as of February 21, 2013 and effective as of January 1, 2012, by and between Stewart Information Services Corporation and Stewart Morris, Jr. (incorporated by reference in this report from Exhibit 10.11 of the Annual Report on Form 10-K for the year ended December 31, 2012)

10.17†	—	Employment Agreement entered into as of February 21, 2013 and effective as of January 1, 2012, by and between Stewart Information Services Corporation and Malcolm S. Morris (incorporated by reference in this report from Exhibit 10.12 of the Annual Report on Form 10-K for the year ended December 31, 2012)

14.1	—	Code of Ethics for Chief Executive Officers, Principal Financial Officer and Principal Accounting Officer (incorporated by reference in this report from Exhibit 14.1 of the Annual Report on Form 10-K for the year ended December 31, 2004)

21.1*	—	Subsidiaries of the Registrant

23.1*	—	Consent of KPMG LLP, including consent to incorporation by reference of their reports into previously filed Securities Act registration statements

31.1*	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	—	XBRL Instance Document

101.SCH*	—	XBRL Taxonomy Extension Schema Document

101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
†	Management contract or compensatory plan

A complete copy of this Annual Report on Form 10-K,

including these exhibits, can be viewed at www.stewart.com.