Form 10-Q
period 2014-03-31
STEWART INFORMATION SERVICES CORP
filed 2014-05-01
CIK 94344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On April 29, 2014, the following shares of each of the issuer’s classes of stock were outstanding:

Common, $1 par value	21,466,917
Class B Common, $1 par value	1,050,012

FORM 10-Q QUARTERLY REPORT

QUARTER ENDED MARCH 31, 2014

As used in this report, “we,” “us,” “our,” the “Company” and “Stewart” mean Stewart Information Services Corporation and our subsidiaries, unless the context indicates otherwise.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) EARNINGS

	For the Three Months Ended March 31,
	2014	2013
	($000 omitted, except per share)
Revenues
Title insurance:
Direct operations	149,689	159,646
Agency operations	213,673	227,662
Mortgage services	24,078	36,070
Investment income	3,858	3,643
Investment and other gains (losses) – net	140	(3,307)

	391,438	423,714

Expenses
Amounts retained by agencies	174,679	187,065
Employee costs	139,784	136,830
Other operating expenses	67,737	63,797
Title losses and related claims	22,767	23,563
Depreciation and amortization	4,395	4,358
Interest	662	954

	410,024	416,567

(Loss) earnings before taxes and noncontrolling interests	(18,586)	7,147
Income tax (benefit) expense	(7,958)	2,389

Net (loss) earnings	(10,628)	4,758
Less net earnings attributable to noncontrolling interests	1,478	1,551

Net (loss) earnings attributable to Stewart	(12,106)	3,207

Net (loss) earnings	(10,628)	4,758
Other comprehensive earnings (loss):
Foreign currency translation	(4,140)	(4,246)
Change in unrealized gains on investments	6,402	1,634
Reclassification of adjustment for gains included in net earnings	(202)	(392)

Other comprehensive earnings (loss), before taxes	2,060	(3,004)
Income tax expense (benefit) related to items of other comprehensive earnings (loss)	438	(559)

Other comprehensive earnings (loss), net of taxes	1,622	(2,445)

Comprehensive (loss) earnings	(9,006)	2,313
Less comprehensive earnings attributable to noncontrolling interests	1,478	1,551

Comprehensive (loss) earnings attributable to Stewart	(10,484)	762

Basic and diluted average shares outstanding (000)	22,506	20,958
Basic and diluted (loss) earnings per share attributable to Stewart	(0.54)	0.15

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of March 31, 2014	As of December 31, 2013
	($000 omitted)
Assets
Cash and cash equivalents	120,342	194,289
Short-term investments	34,719	38,336

Investments in debt and equity securities available-for-sale, at fair value:
Statutory reserve funds	454,206	450,564
Other	104,361	86,779

	558,567	537,343

Receivables:
Notes	4,044	4,075
Premiums from agencies	42,499	45,249
Income taxes	11,735	9,477
Other	55,609	55,737
Allowance for uncollectible amounts	(9,197)	(9,871)

	104,690	104,667
Property and equipment, at cost
Land	5,559	5,559
Buildings	26,837	26,779
Furniture and equipment	210,684	213,585
Accumulated depreciation	(189,804)	(191,657)

	53,276	54,266

Title plants, at cost	76,822	76,822
Real estate, at lower of cost or net realizable value	2,361	2,636
Investments in investees, on an equity method basis	9,667	9,892
Goodwill	231,838	231,838
Intangible assets, net of amortization	12,296	13,050
Deferred tax asset	4,112	144
Other assets	67,929	62,775

	1,276,619	1,326,058

Liabilities
Notes payable	4,315	5,827
Convertible senior notes	27,141	27,119
Accounts payable and accrued liabilities	96,120	119,961
Estimated title losses	495,250	506,888
Deferred tax liabilities	1,243	3,174

	624,069	662,969

Contingent liabilities and commitments

Stockholders’ equity
Common and Class B Common Stock and additional paid-in capital	195,108	194,768
Retained earnings	440,208	452,314
Accumulated other comprehensive earnings:
Foreign currency translation adjustments	2,942	5,350
Unrealized investment gains on investments	9,562	5,532
Treasury stock – 352,161 common shares, at cost	(2,666)	(2,666)

Stockholders’ equity attributable to Stewart	645,154	655,298
Noncontrolling interests	7,396	7,791

Total stockholders’ equity (22,516,819 and 22,501,030 shares outstanding)	652,550	663,089

	1,276,619	1,326,058

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2014	2013
	($000 omitted)
Reconciliation of net (loss) earnings to cash used by operating activities:
Net (loss) earnings	(10,628)	4,758
Add (deduct):
Depreciation and amortization	4,395	4,358
Provision for bad debt	(182)	1,091
Investment and other (gains) losses – net	(140)	3,307
Payments for title losses in excess of provisions	(7,344)	(10,119)
Insurance recoveries of title losses	2,707	—
(Increase) decrease in receivables – net	(5,255)	13,425
Increase in other assets – net	(3,983)	(845)
Decrease in payables and accrued liabilities – net	(23,556)	(20,690)
(Decrease) increase in net deferred income taxes	(6,338)	1,276
Net earnings from equity investees	(359)	(1,475)
Dividends received from equity investees	584	1,557
Other – net	(90)	(33)

Cash used by operating activities	(50,189)	(3,390)

Investing activities:
Proceeds from investments available-for-sale matured and sold	65,793	15,255
Purchases of investments available-for-sale	(79,008)	(36,279)
Purchases of property and equipment, title plants and real estate – net	(4,283)	(4,259)
Cash paid for acquisitions of subsidiaries and other – net	—	(296)
Other – net	305	340

Cash used by investing activities	(17,193)	(25,239)

Financing activities:
Payments on notes payable	(1,512)	(455)
Proceeds from notes payable	—	400
Purchase of remaining interest of consolidated subsidiaries	—	(723)
Distributions to noncontrolling interests	(1,478)	(2,226)
Cash payments for settlement of debt	—	(742)

Cash used by financing activities	(2,990)	(3,746)

Effects of changes in foreign currency exchange rates	(3,575)	(787)

Decrease in cash and cash equivalents	(73,947)	(33,162)

Cash and cash equivalents at beginning of period	194,289	208,538

Cash and cash equivalents at end of period	120,342	175,376

Supplemental information:
Retirement of Convertible Senior Notes with issuance of Common Stock	—	37,095

Changes in financial statement amounts due to the acquisition of subsidiaries:
Goodwill acquired	—	28
Receivables and other assets acquired	—	(44)
Liabilities acquired	—	312

Cash paid for acquisitions of subsidiaries and other – net	—	296

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1

Interim financial statements. The financial information contained in this report for the three months ended March 31, 2014 and 2013 is unaudited. This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

C. Reclassifications. Certain amounts in the 2013 interim financial statements have been reclassified for comparative purposes. Net (loss) earnings attributable to Stewart, as previously reported, were not affected.

NOTE 2

Investments in debt and equity securities. The amortized costs and fair values follow:

	March 31, 2014		December 31, 2013
	Amortized costs	Fair values	Amortized costs	Fair values
	($000 omitted)
Debt securities:
Municipal	58,110	58,111	47,808	47,252
Corporate	292,770	302,852	285,104	291,832
Foreign	161,203	161,192	164,146	162,367
U.S. Government	14,332	15,112	14,334	15,197
Equity securities	17,441	21,300	17,441	20,695

	543,856	558,567	528,833	537,343

Foreign debt securities consist primarily of Canadian government bonds, Canadian corporate bonds and United Kingdom treasury bonds. Equity securities consist of common stocks.

Gross unrealized gains and losses were:

	March 31, 2014		December 31, 2013
	Gains	Losses	Gains	Losses
	($000 omitted)
Debt securities:
Municipal	561	560	258	813
Corporate	11,770	1,688	9,955	3,228
Foreign	862	873	363	2,142
U.S. Government	832	52	924	60
Equity securities	3,959	100	3,264	11

	17,984	3,273	14,764	6,254

Debt securities as of March 31, 2014 mature, according to their contractual terms, as follows (actual maturities may differ due to call or prepayment rights):

	Amortized costs	Fair values
	($000 omitted)
In one year or less	15,666	15,771
After one year through five years	298,735	305,191
After five years through ten years	184,351	187,722
After ten years	27,663	28,583

	526,415	537,267

As of March 31, 2014, gross unrealized losses on investments and the fair values of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were:

	Less than 12 months		More than 12 months		Total
	Losses	Fair values	Losses	Fair values	Losses	Fair values
	($000 omitted)

Debt securities:
Municipal	267	17,441	293	15,678	560	33,119
Corporate	243	26,204	1,445	30,146	1,688	56,350
Foreign	732	63,711	141	6,721	873	70,432
U.S. Government	52	3,782	—	—	52	3,782
Equity securities	100	1,150	—	—	100	1,150

	1,394	112,288	1,879	52,545	3,273	164,833

The number of investments in an unrealized loss position as of March 31, 2014 was 93. Since the Company does not intend to sell and will more-likely-than-not maintain each debt security until its anticipated recovery, and no significant credit risk is deemed to exist, these investments are not considered other-than-temporarily impaired.

As of December 31, 2013, gross unrealized losses on investments and the fair values of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were:

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

NOTE 3

Fair value measurements. The Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal, or most advantageous, market for the asset or liability in an orderly transaction between market participants at the measurement date. The Fair Value Measurements and Disclosures Topic establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs when possible. The three levels of inputs used to measure fair value are as follows:

•	Level 1 – quoted prices in active markets for identical assets or liabilities;

•	Level 2 – observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data; and

•	Level 3 – unobservable inputs that are supported by little or no market activity and that are significant to the fair values of the assets or liabilities, including certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

As of March 31, 2014, financial instruments measured at fair value on a recurring basis are summarized below:

	Level 1	Level 2	Fair value measurements
	($000 omitted)

Investments available-for-sale:
Debt securities:
Municipal	—	58,111	58,111
Corporate	—	302,852	302,852
Foreign	—	161,192	161,192
U.S. Government	—	15,112	15,112
Equity securities	21,300	—	21,300

	21,300	537,267	558,567

As of December 31, 2013, financial instruments measured at fair value on a recurring basis are summarized below:

	Level 1	Level 2	Fair value measurements
	($000 omitted)

Investments available-for-sale:
Debt securities:
Municipal	—	47,252	47,252
Corporate	—	291,832	291,832
Foreign	—	162,367	162,367
U.S. Government	—	15,197	15,197
Equity securities	20,695	—	20,695

	20,695	516,648	537,343

As of March 31, 2014, Level 1 financial instruments consist of equity securities. Level 2 financial instruments consist of municipal, governmental and corporate bonds, both U.S. and foreign. In accordance with the Company’s policies and guidelines, which incorporate relevant statutory requirements, the Company’s third party, registered investment manager invests only in securities rated as investment grade or higher by the major rating services, where observable valuation inputs are significant. All municipal, foreign, and U.S. Government bonds are valued using a third-party pricing service, and the corporate bonds are valued using the market approach, which includes three to ten inputs from relevant market sources, including Financial Industry Regulatory Authority’s (FINRA) Trade Reporting and Compliance Engine (TRACE) and independent broker/dealer quotes, bids and offerings, as well as other relevant market data, such as securities with similar characteristics (i.e. sector, rating, maturity, etc.). Broker/dealer quotes, bids and offerings mentioned above are gathered (typically three to ten) and a consensus risk premium spread (credit spread) over risk-free Treasury yields is developed from the inputs obtained, which is then used to calculate the resulting fair value.

NOTE 4

Investment income. Gross realized investment and other gains and losses follows:

	For the Three Months Ended March 31,
	2014	2013
	($000 omitted)

Realized gains	384	2,377
Realized losses	(244)	(5,684)

	140	(3,307)

Expenses assignable to investment income were insignificant. There were no significant investments as of March 31, 2014 that did not produce income during the year.

For the three months ended March 31, 2013, investment and other (losses) gains – net included a $5.4 million non-cash charge relating to the early retirement of convertible senior notes offset by a $1.7 million gain on non-title-related insurance policy proceeds.

Proceeds from the sales of investments available-for-sale follows:

	For the Three Months Ended March 31,
	2014	2013
	($000 omitted)

Proceeds from sales of investments available-for-sale	11,176	8,044

NOTE 5

Share-based incentives. The Company granted shares of restricted Common Stock with a fair value of $3.9 million in January 2014, which are performance-based and time-based and vest over a period of three years. The Company granted shares of restricted Common Stock with a fair value of $2.2 million in January 2013, which are performance-based and vest over a period of three years. Awards in both years were pursuant to the Company’s employee incentive compensation plans, and compensation expense associated with restricted stock awards will be recognized over this vesting period.

NOTE 6

Earnings per share. The Company’s basic (loss) earnings per share attributable to Stewart was calculated by dividing net (loss) earnings attributable to Stewart by the weighted-average number of shares of Common Stock and Class B Common Stock outstanding during the reporting periods.

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

Since the Company reported a net loss for the three months ended March 31, 2014, there was no calculation of diluted earnings per share under the treasury stock method or under the if-converted method.

For the three months ended March 31, 2013, the Company did not have any dilutive shares under the treasury stock method mentioned above since the exercise prices of the options were greater than the weighted-average market value of the shares, which excludes them from the diluted earnings calculation. There were no calculations of diluted earnings per share for the three months ended March 31, 2013 using the if-converted method, as the add back of the tax-effected interest expense on the convertible debt resulted in antidilution.

NOTE 7

Contingent liabilities and commitments. In the ordinary course of business, the Company guarantees the third-party indebtedness of certain of its consolidated subsidiaries. As of March 31, 2014, the maximum potential future payments on the guarantees are not more than the related notes payable recorded in the condensed consolidated balance sheets. The Company also guarantees the indebtedness related to lease obligations of certain of its consolidated subsidiaries. The maximum future obligations arising from these lease-related guarantees are not more than the Company’s future minimum lease payments. In addition, as of March 31, 2014, the Company had guarantees of indebtedness owed by certain third parties related to business expansion and unused letters of credit aggregating to $3.0 million, primarily related to workers’ compensation coverage.

NOTE 8

Segment information. The Company’s three reportable operating segments are title insurance and related services (title), mortgage services and corporate.

Selected statement of operations and comprehensive (loss) earnings information related to these segments follows:

	For the Three Months Ended March 31,
	2014	2013
	($000 omitted)
Revenues:
Title	361,018	382,414
Mortgage services	26,593	41,194
Corporate	3,827	106

	391,438	423,714

Intersegment revenues:
Mortgage services	2,240	1,831
Corporate	718	797

	2,958	2,628

Depreciation and amortization:
Title	1,329	1,500
Mortgage services	1,159	968
Corporate	1,907	1,890

	4,395	4,358

(Loss) earnings before taxes and noncontrolling interests:
Title	17,606	30,333
Mortgage services	(1,563)	9,823
Corporate	(34,629)	(33,009)

	(18,586)	7,147

The Company does not provide asset information by reportable operating segment as it does not routinely evaluate the asset position by segment.

Revenues generated in the United States and all international operations follows:

	For the Three Months Ended Months 31,
	2014	2013
	($000 omitted)

United States	368,770	402,941
International	22,668	20,773

	391,438	423,714

NOTE 9

Regulatory and legal developments. In January 2009, an action was filed by individuals against Stewart Title Guaranty Company (STGC), Stewart Title of California, Inc., Cuesta Title Company and others in the Superior Court of California for the County of San Luis Obispo alleging that the plaintiffs had suffered damages relating to loans they made through Hurst Financial Corporation to an individual named Kelly Gearhart and entities controlled by Gearhart. Thereafter, several other lawsuits making similar allegations, including a lawsuit filed by several hundred individuals, were filed in San Luis Obispo Superior Court, and one such lawsuit was removed to the United States District Court for the Central District of California. The defendants vary from case to case, but Stewart Information Services Corporation, Stewart Title Company and Stewart Title Insurance Company were also each sued in at least one of the cases. Following several years of discovery and other pretrial proceedings, the Court conducted a bellwether jury trial of the claims of eight of the plaintiffs, four selected by plaintiffs and four selected by defendants, starting on August 5, 2013. The eight plaintiffs in the bellwether jury trial each asserted claims against Cuesta Title Company, Stewart Title of California, and Stewart Title Guaranty Company. One plaintiff in the bellwether jury trial also asserted claims against Stewart Title Company; the Court granted Stewart Title Company’s motion for directed verdict after the close of plaintiffs’ case. On October 8, 2013, the jury returned a verdict in favor of Cuesta Title Company, Stewart Title of California, and Stewart Title Guaranty Company on every one of every plaintiff’s claims against them. On January 30, 2014, the Court denied plaintiffs’ motion for new trial. On February 28, 2014, plaintiffs filed their notices of appeal from the verdict in the bellwether jury trial. Though no order has yet been entered, at a case management conference held on April 3, 2014, the Court informed the parties that, if no settlement is reached, it will hold additional trials starting in July 2014, October 2014, and January 2015 of the claims of three additional groups of plaintiffs (with approximately ten plaintiffs in each group). All of the plaintiffs in the July 2014 trial will be chosen by the plaintiffs. The parties attended a scheduled mediation on February 19, 2014, to see whether, in light of the outcome of the bellwether jury trial, the parties could reach a settlement. While no resolution was reached during the mediation settlement, discussions are continuing with the help of the mediator and a mediation judge specially appointed, with the consent of the parties, by the Court. Although the Company cannot predict the ultimate outcome of these actions, it will vigorously defend itself and does not believe that the ultimate outcome will materially affect its consolidated financial condition.

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

STGC’s Motion to Reconsider the Court’s August 29, 2013 ruling continues to be pending. STGC has also filed a Motion for Summary Judgment based on Credit Suisse’s lack of standing to pursue its counter claims, and other grounds. Although the Company cannot predict the outcome of this matter, STGC is vigorously prosecuting this litigation and does not believe that the ultimate outcome will have a material adverse impact on its consolidated financial condition or results of operations.

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

NOTE 10

Subsequent events. In April 2014, the Company announced the acquisitions of Wetzel Trott, Inc. and the title and collateral valuation business lines of DataQuick Lending Solutions, as well as an agreement to acquire LandSafe Title. These acquisitions, with an expected aggregate purchase price of $39.9 million once completed, have closed, or are expected to close, during the second and third quarters of 2014. The closing of each acquisition is subject to customary closing conditions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S OVERVIEW

In the first quarter 2014, the industry experienced the lowest level of mortgage originations in 17 years with existing home sales falling 6.6% year over year and refinancing loans falling 70%. The decline can be attributed to harsh winter weather conditions, rising interest rates and new Qualified Residential Mortgage rules that went into effect on January 1, 2014. Also, specific to the Company, we experienced a decline in revenues in our Mortgage Services business compared to the year ago period.

We reported net loss attributable to Stewart of $12.1 million, or $0.54 per diluted share, for the first quarter 2014, compared to earnings of $3.2 million, or $0.15 per diluted share, for the first quarter 2013. The pretax loss for the first quarter 2014 was $18.6 million, representing a decrease of $25.7 million when compared to pretax earnings of $7.1 million for the first quarter 2013. The decline is attributable to decreases in earnings from our title and mortgage services segments of $12.7 million and $11.4 million, respectively. In addition, we incurred approximately $3.6 million of aggregate costs related to a shareholder settlement as well as legal and other due diligence costs related to acquisitions, both of which were previously announced.

Total revenues for the first quarter 2014 were $391.4 million, a decrease of $32.3 million, or 7.6%, from $423.7 million for the first quarter 2013. Operating revenues decreased 8.5% to $387.4 million in the first quarter 2014 compared to $423.4 million in the first quarter 2013. Compared to the first quarter 2013, title revenues decreased 6.2% in the first quarter 2014, while mortgage services revenues decreased 33.2%.

Revenues from our title segment decreased 5.6% and 14.0% from the first quarter 2013 and fourth quarter 2013, respectively. In the first quarter 2014, the title segment generated a pretax margin of 4.9%, a decrease of 300 basis points from first quarter 2013 and, sequentially, a decrease of 620 basis points from the fourth quarter 2013. Revenues from direct operations for the first quarter 2014 decreased 6.2% compared to the same quarter last year and 16.6% sequentially from the fourth quarter 2013. Our direct operations include local closing offices, commercial, and international operations. We generate commercial revenues both domestically and internationally. U.S. and Canadian commercial revenues increased 23.4% to $32.7 million from the first quarter 2013. International operating revenues (including foreign-sourced commercial revenues) increased 10.5% to $22.0 million from the first quarter 2013 and decreased sequentially by 21.4% from the fourth quarter 2013.

Revenues from our mortgage services segment were $26.6 million for the first quarter 2014, declining 35.4% when compared to $41.2 million in the first quarter 2013, but increasing 3.9% sequentially from the fourth quarter 2013 as recently signed contracts began generating revenues. Many of these contracts require several months to reach steady-state revenues and normalized margins. Given that we maintained much of the existing operational infrastructure to support new contracts that are ramping up to their full revenue potential, any incremental costs to service those contracts should be minimal. The segment reported a pretax loss of $1.6 million in the first quarter 2014 compared to pretax earnings of $9.8 million and a pretax loss of $1.6 million for the first quarter 2013 and fourth quarter 2013, respectively.

As previously disclosed, the board of directors approved the repurchase of $70.0 million of Common Stock during 2014 and 2015 which we expect to fund with cash flow from operations. The timing and amount of repurchases under the program will depend on market conditions, share price, our capital and liquidity relative to internal and rating agency targets, legal requirements which include approval of dividends from the insurance underwriter by our regulators, corporate considerations and other factors. In addition, we expect to reduce our operating expenses on a run-rate basis by $25.0 million by the end of 2015.

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

During the three months ended March 31, 2014, the Company made no material changes to its critical accounting estimates as previously disclosed in Management’s Discussion and Analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Title loss reserves

Our most critical accounting estimate is providing for title loss reserves.

Provisions for title losses, as a percentage of title operating revenues, were 6.3%, 6.1% and 6.2% for the quarters ended March 31, 2014, March 31, 2013 and December 31, 2013, respectively. Actual loss payment experience, including the impact of large losses, is the primary reason for increases or decreases in our loss provision. A change of 100 basis points in this percentage, a reasonably likely scenario based on our historical loss experience, would have increased or decreased our provision for title losses and pretax operating results approximately $3.6 million for the quarter ended March 31, 2014.

	For the Three Months Ended Months 31,
	2014	2013
	($ in millions)
Provisions – Known Claims:
Current year	4.6	1.8
Prior policy years	13.9	13.1

	18.5	14.9

Provisions – IBNR
Current year	18.1	21.6
Prior policy years	0.1	0.2

	18.2	21.8

Transferred to Known Claims	(13.9)	(13.1)

Total provisions	22.8	23.6

Provisions for known claims arise primarily from prior policy years as claims are not typically reported until several years after policies are issued. Provisions – Incurred But Not Reported (IBNR) are estimates of claims expected to be incurred over the next 20 years; therefore, it is not unusual or unexpected to experience adjustments to the provisions in both current and prior policy years as new loss development of policy years occurs. This loss development experience may result in changes to our estimate of total ultimate losses expected (i.e., the IBNR policy loss reserve). As claims become known, provisions are reclassified from IBNR to known claims. Adjustments relating to large losses may impact provisions for either known claims or IBNR.

Known claims provisions increased for the period ended March 31, 2014 to $18.5 million from $14.9 million in the prior year, primarily as a result of adjustments to existing claims relating to policies issued in previous years as well as increased losses in our direct operations. Current year provisions – IBNR are recorded on policies issued in the current year as a percentage of premiums realized (provisioning rate). For the three months ended March 31, 2014, current year provisions – IBNR decreased $3.5 million to $18.1 million compared to 2013. As a percentage of title operating revenues, provisions – IBNR for the current policy year decreased from 5.6% in 2013 to 5.0% in 2014 due to a 3% decrease in the provisioning rate as a consequence of favorable loss development relative to actuarial expectations of losses. Provisions – IBNR relating to prior policy years were consistent with the prior year due to continued lower incurred losses as the claims environment continues to improve.

In addition to title policy claims, we incur losses in our direct operations from escrow, closing and disbursement functions. These escrow losses typically relate to errors or other miscalculations of amounts to be paid at closing, including timing or amount of mortgage payoff, payment of property or other taxes and payment of homeowners’ association fees. Escrow losses also arise in cases of mortgage fraud, and in those cases the title insurer incurs the loss under its obligation to ensure that an unencumbered title is conveyed. Escrow losses are typically paid less than 12 months after the loss is discovered. During the first quarter ended March 31, 2014, we accrued approximately $2.4 million of policy loss reserves relating to legacy escrow losses arising from mortgage fraud.

We consider our actual claims payments and incurred loss experience, including consideration of the frequency and severity of claims, compared to our actuarial estimates of claims payments and incurred losses in determining whether our overall loss experience has improved or worsened compared to the prior periods. We also consider the impact of economic or market factors on particular policy years to determine whether the results of those policy years are indicative of future expectations. In addition, we evaluate the frequency and severity of large losses in determining whether our experience has improved or worsened. The loss provision rate is applied to current premium revenues resulting in the title loss expense for the period. This loss provision rate is set to provide for losses on current year premiums and is determined using moving average ratios of recent actual policy loss payment experience (net of recoveries) to premium revenues. Our method for recording the reserves for title losses on both an interim and annual basis begins with the calculation of our current loss provision rate, which is applied to our current premium revenues resulting in a title loss expense for the period.

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

Internal controls relating to independent agencies include, but are not limited to, pre-signing and periodic audits, site visits and reconciliations of policy inventories and premiums. The audits and site visits cover examination of the escrow account bank reconciliations and an examination of a sample of closed transactions. In some instances, the scope of our review is limited by attorney agencies that cite client confidentiality. Certain states have mandated annual reviews of all agencies by their underwriter. We also determine whether our independent agencies have appropriate internal controls as defined by the American Land Title Association and us. However, even with adequate internal controls in place, their effectiveness can be circumvented by collusion or improper override of the controls by management at the independent agencies. To aid in the selection of independent agencies to review, we have developed an agency risk model that aggregates data from different areas to identify possible problems. This is not a guarantee that all independent agencies with deficiencies will be identified. In addition, we are typically not the only underwriter for which an independent agency issues policies and independent agencies may not always provide complete financial records for our review.

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

Our primary business is title insurance and settlement-related services. We close transactions and issue title policies on homes, commercial and other real properties located in all 50 states, the District of Columbia and international markets through policy-issuing offices and agencies. We also provide loan origination and servicing support; loan review services; loss mitigation; REO asset management; home and personal insurance services; loan due diligence; compliance solutions; service performance management; and technology to streamline the real estate process.

Factors affecting revenues. The principal factors that contribute to changes in operating revenues for our title and mortgage services segments include:

•	mortgage interest rates;

•	availability of mortgage loans;

•	ability of potential purchasers to qualify for loans;

•	inventory of existing homes available for sale;

•	ratio of purchase transactions compared with refinance transactions;

•	ratio of closed orders to open orders;

•	home prices;

•	volume of distressed property transactions;

•	consumer confidence, including employment trends;

•	demand by buyers;

•	number of households;

•	premium rates;

•	market share;

•	opening of new offices and acquisitions;

•	number of commercial transactions, which typically yield higher premiums;

•	government or regulatory initiatives, including tax incentives;

•	number of REO and foreclosed properties and related debt; and

•	acquisitions or divestitures of businesses.

Premiums are determined in part by the insured values of the transactions we handle. To the extent inflation or market conditions cause increases in the prices of homes and other real estate, premium revenues are also increased. Conversely, falling home prices cause premium revenues to decline. These factors may override the seasonal nature of the title insurance business. Historically, our first quarter is the least active in terms of title insurance revenues as home buying is generally depressed during winter month. Our third and fourth quarters are the most active as the summer is the traditional home buying season, while commercial transaction closings are skewed to the end of the year.

On a 12-month moving average seasonally adjusted basis, median home prices increased 11.3% from the first quarter 2013 and sequentially 2.1% from the fourth quarter 2013. A 5% increase in home prices results in an approximately 3.6% increase in title premiums.

RESULTS OF OPERATIONS

Comparisons of our results of operations for the three months ended March 31, 2014 with the three months ended March 31, 2013 follow. Factors contributing to fluctuations in the results of operations are presented in the order of their monetary significance, and we have quantified, when necessary, significant changes. Results from our mortgage services and corporate segments are included in the discussions and, when relevant, are discussed separately.

Our statements on home sales and loan activity are based on published industry data from sources including Fannie Mae, the National Association of Realtors®, the Mortgage Bankers Association and Freddie Mac. We also use information from our direct operations.

Operating environment. Existing home sales in the first quarter of 2014 fell 6.6% from the first quarter 2013, as harsh winter weather conditions across many major metropolitan markets made home purchasing difficult. In addition, the new “qualified mortgage” rules became effective at the beginning of the year, resulting in processing delays by lenders as they acclimated to new regulations. Altogether, mortgage originations for the quarter were estimated to be the lowest of any quarter in the past 17 years. According to Fannie Mae, one-to-four family residential lending decreased from an estimated $532 billion in the first quarter 2013 to $246 billion in the first quarter 2014, primarily driven by an estimated $270 billion decrease in refinance originations from the first quarter 2013 to the first quarter 2014. Sequentially, residential lending for home purchase volumes decreased from $173 billion in the fourth quarter of 2013 to $128 billion in the first quarter of 2014. Residential refinance lending volumes decreased from $184 billion in the fourth quarter 2013 to $118 billion in the first quarter 2014. On average, refinance premium rates are 60% of the title premium revenue of a similarly priced sale transaction.

Title revenues. Revenues from direct title operations decreased $10.0 million, or 6.2%, in the first quarter 2014 compared to the first quarter 2013. Revenues in the first quarter 2014 decreased primarily due to declining transaction volume. The largest decreases in revenues were in California, Canada and Washington, partially offset by increases in New York, Texas and other international. Revenues from commercial and other large transactions increased $6.2 million, or 23.4%. Direct operating revenues, excluding commercial and other large transactions, decreased 11.9%, while the average revenue per closing increased 23.7% in the first quarter 2014 compared to the first quarter 2013.

Direct orders closed decreased 28.7% and were the lowest in at least the last 15 years, while the average revenue per file closed (including large commercial policies) increased 32.2% in the first quarter 2014 compared to the first quarter 2013 due to a shift in mix to more resale and commercial orders combined with the decline in refinancing orders. The closing ratio of 62.3% was the lowest since the first quarter 2011. Had the closing ratio for the first quarter 2014 been equivalent to first quarter 2013, closed orders would have been about 6,100 higher. This is significant since much of the cost to process the orders not yet closed has been incurred, and the carry-over impact into the second quarter should be positive.

Total opened orders for the first quarter 2014 fell 20.4% over the prior year quarter, driven mainly by a fall-off in refinancings, but increased 9.3% sequentially from the fourth quarter 2013. Refinancings fell from almost a third of opened orders in the first quarter 2013 to slightly less than 17% of the total in the first quarter 2014. Opened orders per workday increased 12% in March from February’s depressed level, and increased 17% in total.

Revenues from independent agencies decreased $14.0 million, or 6.1%, in the first quarter 2014 compared to the first quarter 2013. The largest decreases in revenues from independent agencies in the first quarter 2014 were in Pennsylvania, California and New York, partially offset by increases in Texas and Massachusetts. Revenues from independent agencies net of amounts retained by those agencies decreased 3.9% in the first quarter 2014 compared to the first quarter 2013. We continue to be pleased with the performance of our independent agency network, and we will continue to emphasize quality of the network while partnering with them to get ready for changes in the industry brought about by CFPB regulations as well as implementing ALTA Best Practices.

Mortgage services revenues. Mortgage services operating revenues decreased $12.0 million, or 33.2%, in the first quarter 2014 compared to the first quarter 2013, as demand for default and distressed property-related services continued to fall sharply due to the improved housing market in 2013. However, revenues increased sequentially almost 4% from the fourth quarter 2013 due to new contracts beginning to generate revenue. Many of these contracts require several months to reach steady-state revenues and normalized margins.

We continue to see opportunity through the mortgage value chain and were able to take advantage of the shifting market to make attractive acquisitions to expand our offerings to mortgage lenders. Subsequent to quarter end, we announced the acquisitions of Wetzel Trott, Inc. and the title and collateral valuation business lines of DataQuick Lending Solutions, as well as an agreement to acquire LandSafe Title. These acquisitions will close in the second or third quarter 2014 and will take several quarters to become fully integrated into our operations.

As noted in our fourth quarter 2013 results, our objective for this segment is to transition from its historical service offerings for the management of defaulted and distressed loans to a more sustainable suite of service offerings to support the ongoing loan origination and servicing support needs of lenders in a more demanding regulatory environment. The acquisitions discussed previously, in combination with existing Stewart Lender Services offerings, will allow us to deliver a comprehensive solution set and position us as one of the strongest providers of outsourcing solutions to the mortgage lending market.

Investment income. Investment income increased $0.2 million, or 5.9%, in the first quarter 2014 compared to the first quarter 2013. Investment income increased primarily due to increases in average balances, partially offset by decreases in yield. Certain investment gains and losses, which are included in our results of operations in investment and other gains (losses) – net, were realized as part of the ongoing management of our investment portfolio for the purpose of improving performance.

For the three months ended March 31, 2013, investment and other (losses) gains – net included a $5.4 million non-cash charge relating to the early retirement of convertible senior notes offset by a $1.7 million gain on non-title-related insurance policy proceeds.

Retention by agencies. Amounts retained by title agencies are based on agreements between agencies and our title underwriters. On average, amounts retained by independent agencies, as a percentage of revenues generated by them, were 81.8% and 82.2% in the first quarters of 2014 and 2013, respectively. The decrease in the average retention percentage was due primarily to a shift in geographical revenue mix, as agency revenues in high retention states either declined or did not increase as fast as agency revenues in relatively lower retention states. The average retention percentage may vary from quarter-to-quarter due to the geographical mix of agency operations, the volume of title revenues and, in some states, laws or regulations. Due to the variety of such laws or regulations, as well as competitive factors, the average retention rate can differ significantly from state to state. Although general conditions in the real estate industry continue to improve nationwide, the recovery in specific markets has varied considerably. In addition, a high proportion of our independent agencies are in states with retention rates greater than 80% and the markets in those states have recovered somewhat faster than the nation as a whole, which has resulted in our average retention percentage remaining in the 81% – 82% range. We expect our average retention rate to remain in this range over the near to medium term. However, we continue to adjust independent agency contracts in an economically sound manner, and we expect the mix of agency business to normalize as real estate markets continue to stabilize nationally resulting in lower average retention percentages in the aggregate.

Employee costs. Employee costs for the combined business segments increased 2.2% for the first quarter 2014 compared to the first quarter 2013. This increase is due to an increase in the average employee count due primarily to the acquisition of certain assets of AllonHill, LLC in the third quarter 2013, partially offset by lower contract labor expenses. As a percentage of total operating revenues, employee costs increased to 36.1% in the first quarter 2014 from 32.3% in the first quarter 2013 and 31.6% in the fourth quarter 2013. Since year-end 2013, we have reduced employee count by approximately 260 employees, or 4 percent of total employee count.

In the first quarter 2014, employee costs in the title segment increased 3.3% over the same period in 2013 due to an increased employee count and due to increases in average per employee compensation and group insurance costs. Beginning in the first quarter 2014, we have reduced employee count in the title segment in targeted geographic areas while being mindful of the short term-nature of depressed opened orders due to seasonal factors. In our mortgage services segment, employee costs decreased 1.9% in the first quarter 2014 as compared to the same period in 2013. The employee costs did not decline at the same rate as revenues and are impacted by the increase in employees related to the aforementioned acquisition and by maintaining much of the existing operational infrastructure to support new contracts that are ramping up. In the first quarter 2014, we reduced employee count in the mortgage service segment representing an approximate 10% reduction in annualized costs from 2013 levels.

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

In the first quarter 2014 compared to the same period in 2013, other operating expenses for the combined business segments increased $3.9 million, or 6.2%. Costs fixed in nature increased $5.7 million, or 19.6%, in the first quarter 2014 primarily due to approximately $3.6 million of aggregate costs related to a shareholder settlement as well as legal and other due diligence costs related to acquisitions. Costs that follow, to varying degrees, changes in transaction volumes and revenues decreased $3.3 million, or 13.4%, in the first quarter 2014. The decreases in these costs for the first quarter are primarily due to decreases in outside search fees (due to decreased title revenues) and bad debt expenses. Costs that fluctuate independently of revenues increased $1.5 million, or 15.4%, in the first quarter 2014, primarily due to increases in business promotion.

Title losses. Provisions for title losses, as a percentage of title revenues, were 6.3%, 6.1% and 6.2% in the first quarter 2014, first quarter 2013 and fourth quarter 2013, respectively, including adjustments to certain large claims and escrow losses. During the first quarter ended 2014, we accrued approximately $2.4 million of policy loss reserves relating to legacy escrow losses arising from mortgage fraud. We recorded a policy loss reserve reduction relating to non-large incurred losses on prior policy years of $4.3 million in the fourth quarter 2013. Additionally, adjustments to new and existing large losses resulted in a charge of approximately $5.6 million in the fourth quarter 2013. As there was no adverse effect on policy loss development on non-large claims, we maintained our provisioning rate, which had been lowered effective with policies issued in the fourth quarter 2013.

Title losses for the first quarter 2014 decreased 3.4% as compared to the 6.2% decrease in title operating revenues when compared to the first quarter 2013. Excluding the impact of the escrow loss accrual described above, title losses declined 13.5% compared to the first quarter 2013. The title loss ratio in any given quarter is significantly influenced by new large claims incurred as well as adjustments to reserves for existing large claims, and we continue to manage and resolve large claims prudently and in keeping with our commitments to our policyholders.

Cash claim payments in the first quarter 2014 decreased 2.6% from the same period in 2013.

Our liability for estimated title losses as of March 31, 2014 comprises both known claims and our estimate of claims that may be reported in the future (IBNR). Known claims reserves are reserves related to actual losses reported to us. Our reserve for known claims comprises both claims related to title insurance policies as well as losses arising from escrow, closing and funding operations due to fraud or error (which are recognized as expense when discovered). The amount of the reserve represents the aggregate, non-discounted future payments (net of recoveries) that we expect to incur on policy and escrow losses and in costs to settle claims.

	March 31, 2014	December 31, 2013
	($000 omitted)

Known claims	115.2	129.5
IBNR	380.1	377.4

Total estimated title losses	495.3	506.9

Title claims are generally incurred three to five years after policy issuance and the timing of payments on these claims can significantly impact the balance of known claims, since in many cases claims may be open for several years before resolution and payment occur.

Income taxes. Our effective tax rates were 39.7% and 42.7% for the first three months of 2014 and 2013, respectively, based on (loss) earnings before taxes and after deducting noncontrolling interests of ($20.1) million and $5.6 million for the first three months of 2014 and 2013, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources represent our ability to generate cash flow to meet our obligations to our shareholders, customers (payments to satisfy claims on title policies), vendors, employees, lenders and others. As of March 31, 2014, our cash and investments, including amounts reserved pursuant to statutory requirements, aggregated $713.6 million.

A substantial majority of our consolidated cash and investments as of March 31, 2014 was held by Stewart Title Guaranty Company (Guaranty) and its subsidiaries. The use and investment of these funds, dividends to the holding company, and cash transfers between Guaranty and its subsidiaries and the holding company are subject to certain legal and regulatory restrictions. In general, Guaranty may use its cash and investments in excess of its legally-mandated statutory premium reserve (established in accordance with requirements under Texas law) to fund its insurance operations, including claims payments. Guaranty may also, subject to certain limitations, provide funds to its subsidiaries (whose operations consist principally of field title offices and entities comprising the mortgage services segment) for their operating and debt service needs.

We maintain investments in accordance with certain statutory requirements for the funding of statutory premium reserves. Such reserves for statutory reserve funds were approximately $454.2 million and $450.6 million at March 31, 2014 and December 31, 2013, respectively. In addition, cash and cash equivalents – statutory reserve funds were approximately $14.1 million and $15.1 million at March 31, 2014 and December 31, 2013, respectively. Cash and cash equivalents – statutory reserve funds are not restricted or segregated in depository accounts. If the Company fails to maintain minimum investments or cash and cash equivalents to meet statutory requirements, the Company may be subject to fines or other penalties, including potential revocation of its business license.

Guaranty cannot pay a dividend to its parent in excess of certain limits without the approval of the Texas Insurance Commissioner. As of December 31, 2013, the maximum dividend that could be paid in 2014 after such approval is $94.7 million. However, the maximum dividend permitted by law is not necessarily indicative of Guaranty’s actual ability or intent to pay dividends, which may be constrained by business and regulatory considerations, such as the impact of dividends on surplus and the liquidity ratio, which could affect its ratings and competitive position, the amount of insurance it can write and its ability to pay future dividends. Also, amounts less than the maximum are disclosed to and subject to review by the Texas Insurance Commissioner, who may raise an objection to a planned distribution. Further, depending on business and regulatory conditions, we may in the future need to retain cash in Guaranty or even raise cash in the capital markets to contribute to it in order to maintain its ratings or statutory capital position. Such a requirement could be the result of investment losses, reserve charges, adverse operating conditions in the current economic environment or changes in interpretation of statutory accounting requirements by regulators. Guaranty did not pay a dividend in the three months ended March 31, 2014 or 2013.

Cash held at the parent company totaled $1.4 million at March 31, 2014. As noted above, as a holding company, the parent is funded principally by cash from its subsidiaries in the form of dividends, operating and other administrative expense reimbursements, and pursuant to intercompany tax sharing agreements. The expense reimbursements are paid in accordance with management agreements among us and our subsidiaries. As the parent company conducts no operations apart from its wholly-owned subsidiaries, the discussion below focuses on consolidated cash flows.

	For the Three Months Ended March 31,
	2014	2013
	(dollars in millions)

Net cash used by operating activities	(50.2)	(3.4)
Net cash used by investing activities	(17.2)	(25.2)
Net cash used by financing activities	(3.0)	(3.7)

Operating activities

Our principal sources of cash from operations are premiums on title policies and revenue from title service-related transactions, and mortgage servicing support services. Our independent agencies remit cash to us net of their contractual retention. Our principal cash expenditures for operations are employee costs, operating costs and title claims payments.

Cash used by operations for the first quarter 2014 was $50.2 million as compared to $3.4 million used by operations in 2013. This increase in cash used by operations was primarily due to the decrease in operating results, an increase in receivables and due to an increase in cash payments on outstanding accounts payable and accrued liabilities over the prior year period.

Although our business is labor intensive, we are focused on a cost-effective, scalable business model which includes utilization of technology, centralization of back and middle office functions and business process outsourcing. Our approach allows us to adjust more easily to fluctuations in transaction volumes.

The insurance regulators of the states in which our underwriters are domiciled require our statutory premium reserves to be fully funded and invested in high-quality securities and short-term investments. As of March 31, 2014, cash and investments funding the statutory premium reserve aggregated $468.3 million and our statutory estimate of claims that may be reported in the future totaled $380.1 million. In addition to this, we had cash and investments (excluding equity method investments) of $176.5 million, which are available for underwriter operations, including claims payments.

Investing activities

Cash from investing activities was generated principally by proceeds from investments matured and sold in the amounts of $65.8 million and $15.3 million for the first quarters of 2014 and 2013, respectively. We used cash for the purchases of investments in the amounts of $79.0 million and $36.3 million for the first quarters of 2014 and 2013, respectively.

Capital expenditures were $4.3 million for the first quarters of 2014 and 2013. We maintain investment in capital expenditures at a level that enables us to implement technologies for increasing our operational and back-office efficiencies.

Financing activities and capital resources

Total debt and stockholders’ equity were $31.5 million and $652.6 million, respectively, as of March 31, 2014. In the first quarter 2014 and 2013, we repaid $1.5 million and $0.5 million, respectively, of debt in accordance with the underlying terms of the debt instruments. Included in total debt are $27.1 million of Convertible Senior Notes (Notes). In the first quarter 2013, we exchanged an aggregate of $37.1 million of Notes for an aggregate of 3,037,430 shares of Common Stock plus cash for accrued and unpaid interest. We also have available a $50.0 million unsecured bank line of credit, which expires in June 2016, under which no borrowings were outstanding at March 31, 2014. Subsequent to March 31, 2014, we borrowed against this line of credit primarily to finance the acquisitions of Wetzel Trott, Inc. and the title and collateral valuation business lines of DataQuick Lending Solutions. We will also likely borrow against the line of credit to fund the acquisition of LandSafe Title.

Effect of changes in foreign currency rates

The effect of changes in foreign currency rates on the consolidated statements of cash flows was a net decrease in cash and cash equivalents of $3.6 million and $0.8 million for the first quarters of 2014 and 2013, respectively. Our principal foreign operating unit is in Canada, and, on average, the value of the Canadian dollar relative to the U.S. dollar decreased during the first quarter 2014.

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

Other comprehensive earnings (loss). Unrealized gains and losses on investments and changes in foreign currency exchange rates are reported net of deferred taxes in accumulated other comprehensive earnings (loss), a component of stockholders’ equity, until realized. For the three months ended March 31, 2014, net unrealized investment gains of $4.0 million, which increased our other comprehensive earnings, were primarily related to temporary increases in the fair value of corporate, municipal and government bond investments and equity securities, net of taxes. For the three months ended March 31, 2013, net unrealized investment gains of $0.8 million, which decreased our other comprehensive loss, were primarily related to temporary increases in government bond investments and equity securities, partially offset by temporary decreases in fair market values of municipal bond investments. Changes in foreign currency exchange rates, primarily related to our Canadian operations, decreased our other comprehensive loss by $2.4 million for the three months ended March 31, 2014 and decreased other comprehensive loss by $3.3 million, net of taxes, for the same period in the prior year.

Off-balance sheet arrangements. We do not have any material source of liquidity or financing that involves off-balance sheet arrangements, other than our contractual obligations under operating leases. We also routinely hold funds in segregated escrow accounts pending the closing of real estate transactions and have qualified intermediaries in tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code. The Company holds the proceeds from these transactions until a qualifying exchange can occur. In accordance with industry practice, these segregated accounts are not included on the balance sheet. See Note 18 in our Annual Report on Form 10-K for the year ended December 31, 2013.

Forward-looking statements. Certain statements in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to future, not past, events and often address our expected future business and financial performance. These statements often contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “will,” “foresee” or other similar words. Forward-looking statements by their nature are subject to various risks and uncertainties that could cause our actual results to be materially different than those expressed in the forward-looking statements. These risks and uncertainties include, among other things, tenuous economic conditions; adverse changes in the level of real estate activity; changes in mortgage interest rates, existing and new home sales, and availability of mortgage financing; our ability to respond to and implement technology changes, including the completion of the implementation of our enterprise systems; the impact of unanticipated title losses on the need to strengthen our policy loss reserves; any effect of title losses on our cash flows and financial condition; the impact of vetting our agency operations for quality and profitability; changes to the participants in the secondary mortgage market and the rate of refinancings that affect the demand for title insurance products; regulatory non-compliance, fraud or defalcations by our title insurance agencies or employees; our ability to timely and cost-effectively respond to significant industry changes and introduce new products and services; the outcome of pending litigation; the impact of changes in governmental and insurance regulations, including any future reductions in the pricing of title insurance products and services; our dependence on our operating subsidiaries as a source of cash flow; the continued realization of expense savings from our continual focus on aligning our operations to quickly adapt our costs to transaction volumes and market conditions; our ability to access the equity and debt financing markets when and if needed; our ability to grow our international operations; and our ability to respond to the actions of our competitors. These risks and uncertainties, as well as others, are discussed in more detail documents filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2013, our quarterly reports on Form 10-Q, and our Current Reports on Form 8-K. We expressly disclaim any obligation to update any forward-looking statements contained in this report to reflect events or circumstances that may arise after the date hereof, except as may be required by applicable law.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes during the quarter ended March 31, 2014 in our investment strategies, types of financial instruments held or the risks associated with such instruments that would materially alter the market risk disclosures made in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 4.	Controls and Procedures

Our principal executive officer and principal financial officer are responsible for establishing and maintaining disclosure controls and procedures. They evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2014, and have concluded that, as of such date, our disclosure controls and procedures are adequate and effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) and 15d-15(f)). Our internal control over financial reporting is a process, under the supervision of our principal executive officer and principal financial officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of March 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework published in 1992. Based on this assessment, management believes that, as of March 31, 2014, our internal control over financial reporting is effective based on those criteria.

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

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As a result, no corrective actions were required or undertaken.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

See discussion of legal proceedings in Note 9 to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Report, which is incorporated by reference into this Part II, Item 1, as well as Item 3. Legal Proceedings, in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 1A.	Risk Factors

There have been no changes during the quarter ended March 31, 2014 to our risk factors as listed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 5.	Other Information

We had a book value per share of $28.98 and $29.47 as of March 31, 2014 and December 31, 2013, respectively. As of March 31, 2014, our book value per share was based on approximately $652.6 million in stockholders’ equity and 22,516,819 shares of Common and Class B Common Stock outstanding. As of December 31, 2013, our book value per share was based on approximately $663.1 million in stockholders’ equity and 22,501,030 shares of Common and Class B Common Stock outstanding.

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

May 1, 2014
Date

Stewart Information Services Corporation
Registrant

By:	/s/ J. Allen Berryman
J. Allen Berryman, Chief Financial Officer, Secretary, Treasurer and Principal Financial Officer

INDEX TO EXHIBITS

Exhibit

3.1	-	Amended and Restated Certificate of Incorporation of the Registrant, dated May 1, 2009 (incorporated by reference in this report from Exhibit 3.1 of the Current Report on Form 8-K filed May 5, 2009)

3.2	-	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant, dated April 30, 2010 (incorporated by reference in this report from Exhibit 3.2 of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010)

3.3	-	Amended and Restated By-Laws of the Registrant, as of January 17, 2012 (incorporated by reference in this report from Exhibit 3.1 of the Current Report on Form 8-K filed January 20, 2012)

4.1	-	Rights of Common and Class B Common Stockholders (incorporated by reference to Exhibits 3.1 and 3.2 hereto)

4.2	-	Indenture related to 6.0% Convertible Senior Notes due 2014, dated as of October 15, 2009, by and between the Registrant, the Guarantors party thereto, and Wells Fargo Bank N.A., as trustee (incorporated by reference in this report from Exhibit 4.1 of the Current Report on Form 8-K filed October 15, 2009)

4.3	-	Form of 6.00% Convertible Senior Note due 2014 (incorporated by reference to Exhibit 4.2 hereto)

10.1		Nomination and Standstill Agreement, dated as of February 12, 2014, by and among the Registrant and Foundation Onshore Fund, L.P., Foundation Offshore Master Fund, Ltd., Foundation Offshore Fund, Ltd., Foundation Asset Management GP, LLC, Foundation Asset Management, LLC, David Charney, Sky Wilber, Engine Capital, L.P., Engine Jet Capital, L.P., Engine Capital Management, LLC, Engine Investments, LLC, Arnaud Ajdler and Glenn Christenson. (incorporated by reference in this report from Exhibit 10.1 of the Current Report on Form 8-K filed February 14, 2014)

10.2†	-	Addendum, entered into as of April 7, 2014 and effective as of January 1, 2014, to Employment Agreement entered into as of October 1, 2012 and effective as of January 1, 2012, by and between Stewart Information Services Corporation and Joseph Allen Berryman (§162(m)) (incorporated by reference in this report from Exhibit 10.1 of the Current Report on Form 8-K filed April 8, 2014)

10.3†	-	Addendum, entered into as of April 7, 2014 and effective as of January 1, 2014, to Employment Agreement entered into as of October 16, 2012 and effective as of January 1, 2012, by and between Stewart Information Services Corporation and Glenn H. Clements (§162(m)) (incorporated by reference in this report from Exhibit 10.2 of the Current Report on Form 8-K filed April 8, 2014)

10.4†	-	Addendum, entered into as of April 7, 2014 and effective as of January 1, 2014, to Employment Agreement entered into as of October 1, 2012 and effective as of January 1, 2012, by and between Stewart Information Services Corporation and Steven M. Lessack (§162(m)) (incorporated by reference in this report from Exhibit 10.3 of the Current Report on Form 8-K filed April 8, 2014)

Exhibit

10.5†	-	Addendum, entered into as of April 7, 2014 and effective as of January 1, 2014, to Employment Agreement entered into as of October 1, 2012 and effective as of January 1, 2012, by and between Stewart Information Services Corporation and Matthew W. Morris (§162(m)) (incorporated by reference in this report from Exhibit 10.4 of the Current Report on Form 8-K filed April 8, 2014)

10.6†	-	Addendum, entered into as of April 4, 2014 and effective as of January 1, 2014, to Employment Agreement entered into as of October 12, 2012 and effective as of January 1, 2012, by and between Stewart Information Services Corporation and Jason R. Nadeau (§162(m)) (incorporated by reference in this report from Exhibit 10.5 of the Current Report on Form 8-K filed April 8, 2014)

10.7†	-	Addendum, entered into as of April 7, 2014 and effective as of January 1, 2014, to Employment Agreement entered into as of October 1, 2012 and effective as of January 1, 2012, by and between Stewart Information Services Corporation and Joseph Allen Berryman (2014 payments) (incorporated by reference in this report from Exhibit 10.6 of the Current Report on Form 8-K filed April 8, 2014)

10.8†	-	Addendum, entered into as of April 7, 2014 and effective as of January 1, 2014, to Employment Agreement entered into as of October 16, 2012 and effective as of January 1, 2012, by and between Stewart Information Services Corporation and Glenn H. Clements (2014 payments) (incorporated by reference in this report from Exhibit 10.7 of the Current Report on Form 8-K filed April 8, 2014)

10.9†	-	Addendum, entered into as of April 7, 2014 and effective as of January 1, 2014, to Employment Agreement entered into as of October 1, 2012 and effective as of January 1, 2012, by and between Stewart Information Services Corporation and Steven M. Lessack (2014 payments) (incorporated by reference in this report from Exhibit 10.8 of the Current Report on Form 8-K filed April 8, 2014)

10.10†	-	Addendum, entered into as of April 7, 2014 and effective as of January 1, 2014, to Employment Agreement entered into as of October 1, 2012 and effective as of January 1, 2012, by and between Stewart Information Services Corporation and Matthew W. Morris (2014 payments) (incorporated by reference in this report from Exhibit 10.9 of the Current Report on Form 8-K filed April 8, 2014)

10.11†	-	Addendum, entered into as of April 4, 2014 and effective as of January 1, 2014, to Employment Agreement entered into as of October 12, 2012 and effective as of January 1, 2012, by and between Stewart Information Services Corporation and Jason R. Nadeau (2014 payments) (incorporated by reference in this report from Exhibit 10.10 of the Current Report on Form 8-K filed April 8, 2014)

14.1	-	Code of Ethics for Chief Executive Officers, Principal Financial Officer and Principal Accounting Officer (incorporated by reference in this report from Exhibit 14.1 of the Annual Report on Form 10-K for the year ended December 31, 2004)

31.1*	-	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	-	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	-	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit

32.2*	-	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	-	XBRL Instance Document

101.SCH*	-	XBRL Taxonomy Extension Schema Document

101.CAL*	-	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	-	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	-	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	-	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
†	Management contract or compensatory plan