Form 10-Q
period 2014-06-30
STEWART INFORMATION SERVICES CORP
filed 2014-08-01
CIK 94344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On July 29, 2014 the following shares of each of the issuer’s classes of common stock were outstanding:

Common, $1 par value	21,393,794
Class B Common, $1 par value	1,050,012

FORM 10-Q QUARTERLY REPORT

QUARTER ENDED JUNE 30, 2014

As used in this report, “we,” “us,” “our,” the “Company” and “Stewart” mean Stewart Information Services Corporation and our subsidiaries, unless the context indicates otherwise.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE EARNINGS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	($000 omitted, except per share)
Revenues
Title insurance:
Direct operations	202,831	211,900	352,520	371,546
Agency operations	209,924	269,898	423,597	497,560
Mortgage services	29,886	31,014	56,103	67,083
Investment income	4,861	4,285	8,718	7,928
Investment and other (losses) gains – net	(664)	123	(524)	(3,184)

	446,838	517,220	840,414	940,933
Expenses
Amounts retained by agencies	170,779	219,489	345,458	406,554
Employee costs	151,251	146,397	293,173	283,227
Other operating expenses	89,164	73,426	156,901	137,223
Title losses and related claims	18,170	24,169	40,937	47,731
Depreciation and amortization	5,055	4,221	9,450	8,578
Interest	883	656	1,545	1,611

	435,302	468,358	847,464	884,924
Earnings (loss) before taxes and noncontrolling interests	11,536	48,862	(7,050)	56,009
Income tax expense (benefit)	2,789	18,963	(5,168)	21,352

Net earnings (loss)	8,747	29,899	(1,882)	34,657
Less net earnings attributable to noncontrolling interests	2,468	3,000	3,946	4,552

Net earnings (loss) attributable to Stewart	6,279	26,899	(5,828)	30,105

Net earnings (loss)	8,747	29,899	(1,882)	34,657
Other comprehensive earnings (loss):
Foreign currency translation	6,037	(5,588)	1,898	(9,834)
Change in unrealized gains (losses) on investments	5,702	(14,466)	12,103	(12,832)
Reclassification of adjustment for gains included in net earnings	(96)	(1,509)	(298)	(1,901)

Other comprehensive earnings (loss), before taxes	11,643	(21,563)	13,703	(24,567)
Income tax expense (benefit) related to items of other comprehensive earnings (loss)	3,870	(7,230)	4,308	(7,789)

Other comprehensive earnings (loss), net of taxes	7,773	(14,333)	9,395	(16,778)

Comprehensive earnings	16,520	15,566	7,513	17,879
Less comprehensive earnings attributable to noncontrolling interests	2,468	3,000	3,946	4,552

Comprehensive earnings attributable to Stewart	14,052	12,566	3,567	13,327

Basic average shares outstanding (000)	22,476	22,433	22,491	21,701
Basic earnings (loss) per share attributable to Stewart	0.28	1.20	(0.26)	1.39
Diluted average shares outstanding (000)	24,848	24,919	22,491	24,743
Diluted earnings (loss) per share attributable to Stewart	0.27	1.09	(0.26)	1.25

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of June 30, 2014	As of December 31, 2013
	($000 omitted)
Assets
Cash and cash equivalents	150,376	194,289
Short-term investments	38,992	38,336
Investments in debt and equity securities available-for-sale, at fair value:
Statutory reserve funds	438,714	450,564
Other	130,329	86,779

	569,043	537,343
Receivables:
Notes	4,003	4,075
Premiums from agencies	45,334	45,249
Income taxes	5,916	9,477
Trade and other	55,857	55,737
Allowance for uncollectible amounts	(9,847)	(9,871)

	101,263	104,667
Property and equipment, at cost
Land	5,559	5,559
Buildings	26,902	26,779
Furniture and equipment	215,391	213,585
Accumulated depreciation	(193,698)	(191,657)

	54,154	54,266
Title plants, at cost	76,822	76,822
Real estate, at lower of cost or net realizable value	658	2,636
Investments in investees, on an equity method basis	10,366	9,892
Goodwill	273,176	231,838
Intangible assets, net of amortization	11,572	13,050
Deferred tax asset	2,108	144
Other assets	71,750	62,775

	1,360,280	1,326,058

Liabilities
Notes payable	65,456	5,827
Convertible senior notes	27,162	27,119
Accounts payable and accrued liabilities	108,960	119,961
Estimated title losses	494,066	506,888
Deferred tax liabilities	733	3,174

	696,377	662,969
Contingent liabilities and commitments
Stockholders’ equity
Common and Class B Common Stock and additional paid-in capital	192,578	194,768
Retained earnings	446,489	452,314
Accumulated other comprehensive earnings:
Foreign currency translation adjustments	7,071	5,350
Unrealized investment gains on investments	13,206	5,532
Treasury stock – 352,161 common shares, at cost	(2,666)	(2,666)

Stockholders’ equity attributable to Stewart	656,678	655,298
Noncontrolling interests	7,225	7,791

Total stockholders’ equity (22,443,506 and 22,501,030 shares outstanding)	663,903	663,089

	1,360,280	1,326,058

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2014	2013
	($000 omitted)
Reconciliation of net (loss) earnings to cash (used) provided by operating activities:
Net (loss) earnings	(1,882)	34,657
Add (deduct):
Depreciation and amortization	9,450	8,578
Provision for bad debt	224	1,277
Investment and other losses – net	524	3,184
Payments for title losses in excess of provisions	(10,860)	(15,873)
Insurance recoveries of title losses	2,440	186
Decrease in receivables – net	286	13,780
Increase in other assets – net	(5,751)	(1,572)
Decrease in payables and accrued liabilities – net	(18,713)	(15,864)
(Decrease) increase in net deferred income taxes	(8,713)	14,202
Net earnings from equity investees	(1,575)	(2,499)
Dividends received from equity investees	1,436	2,502
Other – net	1,228	536

Cash (used) provided by operating activities	(31,906)	43,094
Investing activities:
Proceeds from investments available-for-sale matured and sold	93,262	41,215
Purchases of investments available-for-sale	(109,752)	(63,164)
Purchases of property and equipment, title plants and real estate – net	(9,106)	(7,682)
Cash paid for acquisitions of subsidiaries and other – net	(38,914)	(296)
Proceeds from the sale of equity investees and other assets	—	3,091
Other – net	2,020	1,873

Cash used by investing activities	(62,490)	(24,963)
Financing activities:
Payments on notes payable	(3,248)	(989)
Proceeds from notes payable	62,577	400
Purchase of remaining interest of consolidated subsidiaries	—	(958)
Distributions to noncontrolling interests	(4,512)	(4,657)
Contributions from noncontrolling interests	20	—
Repurchases of common stock	(2,924)	—
Cash payments for settlement of debt	—	(742)

Cash provided (used) by financing activities	51,913	(6,946)
Effects of changes in foreign currency exchange rates	(1,430)	(3,134)

(Decrease) increase in cash and cash equivalents	(43,913)	8,051
Cash and cash equivalents at beginning of period	194,289	208,538

Cash and cash equivalents at end of period	150,376	216,589

Supplemental information:
Retirement of Convertible Senior Notes with issuance of Common Stock	—	37,095
Changes in financial statement amounts due to the acquisition of subsidiaries:
Goodwill acquired	41,338	28
Receivables and other assets acquired	4,185	(44)
Liabilities acquired	(6,609)	312

Cash paid for acquisitions of subsidiaries and other – net	38,914	296

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1

Interim financial statements. The financial information contained in this report for the three and six months ended June 30, 2014 and 2013, and as of June 30, 2014, is unaudited. This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

C. Reclassifications. Certain amounts in the 2013 interim financial statements have been reclassified for comparative purposes. Net earnings (loss) attributable to Stewart, as previously reported, were not affected.

D. Restrictions on cash and investments. The Company maintains investments in accordance with certain statutory requirements for the funding of statutory premium reserves. Such reserves for statutory reserve funds were approximately $438.7 million and $450.6 million at June 30, 2014 and December 31, 2013, respectively. In addition to those investments, cash and cash equivalents – statutory reserve funds were approximately $16.4 million and $15.1 million at June 30, 2014 and December 31, 2013, respectively. Cash and cash equivalents – statutory reserve funds are not restricted or segregated in depository accounts. If the Company fails to maintain minimum investments or cash and cash equivalents to meet statutory requirements, the Company may be subject to fines or other penalties, including potential revocation of its business license. These funds are not available for any other purpose. In the event that insurance regulators adjust the determination of the statutory premium reserves of the Company’s title insurers, these restricted funds as well as statutory surplus would correspondingly increase or decrease.

E. Recent Significant Accounting Pronouncements. In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The standard will eliminate the transaction- and industry-specific revenue recognition guidance under current GAAP and replace it with a principles-based approach for determining revenue recognition. ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2016. Early adoption is not permitted. The revenue recognition standard is required to be applied retrospectively, including any combination of practical expedients as allowed in the standard. The Company is evaluating the impact of the adoption of ASU 2014-09 to its consolidated financial statements and related disclosures, and does not expect the adoption of ASU 2014-09 to have a material effect on its consolidated financial statements.

NOTE 2

Investments in debt and equity securities available-for-sale. The amortized costs and fair values follow:

	June 30, 2014		December 31, 2013
	Amortized costs	Fair values	Amortized costs	Fair values
	($000 omitted)
Debt securities:
Municipal	51,429	52,137	47,808	47,252
Corporate	291,951	305,035	285,104	291,832
Foreign	173,468	174,350	164,146	162,367
U.S. Treasury Bonds	14,330	15,042	14,334	15,197
Equity securities	17,549	22,479	17,441	20,695

	548,727	569,043	528,833	537,343

Foreign debt securities consist primarily of Canadian government bonds, Canadian corporate bonds and United Kingdom treasury bonds. Equity securities consist of common stocks.

Gross unrealized gains and losses were:

	June 30, 2014		December 31, 2013
	Gains	Losses	Gains	Losses
	($000 omitted)
Debt securities:
Municipal	928	220	258	813
Corporate	13,939	855	9,955	3,228
Foreign	1,569	687	363	2,142
U.S. Treasury Bonds	743	31	924	60
Equity securities	5,158	228	3,264	11

	22,337	2,021	14,764	6,254

Debt securities as of June 30, 2014 mature, according to their contractual terms, as follows (actual maturities may differ due to call or prepayment rights):

	Amortized costs	Fair values
	($000 omitted)
In one year or less	2,674	2,711
After one year through five years	290,264	296,991
After five years through ten years	206,336	213,300
After ten years	31,904	33,562

	531,178	546,564

As of June 30, 2014, gross unrealized losses on investments and the fair values of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were:

	Less than 12 months		More than 12 months		Total
	Losses	Fair values	Losses	Fair values	Losses	Fair values
	($000 omitted)
Debt securities:
Municipal	2	719	218	18,888	220	19,607
Corporate	29	998	826	33,157	855	34,155
Foreign	571	58,245	116	6,673	687	64,918
U.S. Treasury Bonds	—	125	31	3,562	31	3,687
Equity securities	228	880	—	—	228	880

	830	60,967	1,191	62,280	2,021	123,247

The number of investments in an unrealized loss position as of June 30, 2014 was 54. Since the Company does not intend to sell and will more-likely-than-not maintain each investment security until its maturity or anticipated recovery, and no significant credit risk is deemed to exist, these investments are not considered other-than-temporarily impaired.

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

The Company believes its investment portfolio is diversified and expects no material loss to result from the failure to perform by issuers of the debt securities it holds. Investments made by the Company are not collateralized. Equities consist of high-dividend paying common stock.

NOTE 3

Fair value measurements. The Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal, or most advantageous, market for the asset or liability in an orderly transaction between market participants at the measurement date. The Fair Value Measurements and Disclosures Topic establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs when possible. The three levels of inputs used to measure fair value are as follows:

•	Level 1 – quoted prices in active markets for identical assets or liabilities;

•	Level 2 – observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data; and

•	Level 3 – unobservable inputs that are supported by little or no market activity and that are significant to the fair values of the assets or liabilities, including certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

As of June 30, 2014, financial instruments measured at fair value on a recurring basis are summarized below:

	Level 1	Level 2	Fair value measurements
	($000 omitted)
Investments available-for-sale:
Debt securities:
Municipal	—	52,137	52,137
Corporate	—	305,035	305,035
Foreign	—	174,350	174,350
U.S. Treasury Bonds	—	15,042	15,042
Equity securities	22,479	—	22,479

	22,479	546,564	569,043

As of December 31, 2013, financial instruments measured at fair value on a recurring basis are summarized below:

	Level 1	Level 2	Fair value measurements
	($000 omitted)
Investments available-for-sale:
Debt securities:
Municipal	—	47,252	47,252
Corporate	—	291,832	291,832
Foreign	—	162,367	162,367
U.S. Government	—	15,197	15,197
Equity securities	20,695	—	20,695

	20,695	516,648	537,343

As of June 30, 2014, Level 1 financial instruments consist of equity securities. Level 2 financial instruments consist of municipal, governmental and corporate bonds, both U.S. and foreign. In accordance with the Company’s policies and guidelines, which incorporate relevant statutory requirements, the Company’s third party, registered investment manager invests only in securities rated as investment grade or higher by the major rating services, where observable valuation inputs are significant. All municipal, foreign, and U.S. Government bonds are valued using a third-party pricing service, and the corporate bonds are valued using the market approach, which includes three to ten inputs from relevant market sources, including Financial Industry Regulatory Authority’s (FINRA) Trade Reporting and Compliance Engine (TRACE) and independent broker/dealer quotes, bids and offerings, as well as other relevant market data, such as securities with similar characteristics (i.e. sector, rating, maturity, etc.). Broker/dealer quotes, bids and offerings mentioned above are gathered (typically three to ten) and a consensus risk premium spread (credit spread) over risk-free Treasury yields is developed from the inputs obtained, which is then used to calculate the resulting fair value.

NOTE 4

Investment income. Gross realized investment and other gains and losses follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	($000 omitted)
Realized gains	323	1,523	707	3,900
Realized losses	(987)	(1,400)	(1,231)	(7,084)

	(664)	123	(524)	(3,184)

Expenses assignable to investment income were insignificant. There were no significant investments as of June 30, 2014 that did not produce income during the year.

For the six months ended June 30, 2014, investment and other (losses) gains – net included a $1.1 million non-cash charge relating to office closure costs, partially offset by realized gains from the sale of debt and equity investments available-for-sale.

For the six months ended June 30, 2013, investment and other (losses) gains – net included a $5.4 million non-cash charge relating to the early retirement of convertible senior notes and a $1.5 million loss on the sale of an equity investment partially offset by realized gains of $1.9 million from sale of debt and equity investments available-for-sale and a $1.7 million gain on non-title-related insurance policy proceeds.

Proceeds from the sale of investments available-for-sale follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	($000 omitted)
Proceeds from sale of investments available-for-sale	3,299	22,045	14,475	30,089

NOTE 5

Share-based incentives. The Company granted executives and senior management shares of restricted Common Stock with a fair value of $3.9 million in January 2014, which are performance-based and time-based and vest over a period of three years. The Company granted to executives and senior management shares of restricted Common Stock with a fair value of $2.2 million in January 2013, which are performance-based and vest over a period of three years. Awards in both years were pursuant to the Company’s employee incentive compensation plans, and compensation expense associated with restricted stock awards will be recognized over the vesting period.

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

Since the Company reported a net loss for the six months ended June 30, 2014, there was no calculation of diluted earnings per share under the treasury stock method or under the if-converted method.

For the six months ended June 30, 2013, the Company did not have any dilutive shares under the treasury stock method mentioned above since the exercise prices of the options were greater than the weighted-average market value of the shares, which excludes them from the diluted earnings calculation.

The calculation of the basic and diluted earnings per share is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	($000 omitted)
Numerator:
Net earnings (loss) attributable to Stewart	6,279	26,899	(5,828)	30,105
Interest expense, net of tax effects	314	293	—	805

If-converted net earnings (loss) attributable to Stewart	6,593	27,192	(5,828)	30,910

Denominator (000):
Basic average shares outstanding	22,476	22,433	22,491	21,701
Dilutive average number of shares relating to options	1	150	—	—
Dilutive average number of shares relating to convertible senior notes	2,087	2,158	—	2,864
Dilutive average number of shares relating to restricted shares grant	284	178	—	178

Dilutive average shares outstanding	24,848	24,919	22,491	24,743

Basic earnings (loss) per share attributable to Stewart	0.28	1.20	(0.26)	1.39

Diluted earnings (loss) per share attributable to Stewart	0.27	1.09	(0.26)	1.25

NOTE 7

Contingent liabilities and commitments. In the ordinary course of business, the Company guarantees the third-party indebtedness of certain of its consolidated subsidiaries. As of June 30, 2014, the maximum potential future payments on the guarantees are not more than the related notes payable recorded in the condensed consolidated balance sheets. The Company also guarantees the indebtedness related to lease obligations of certain of its consolidated subsidiaries. The maximum future obligations arising from these lease-related guarantees are not more than the Company’s future minimum lease payments. In addition, as of June 30, 2014, the Company had guarantees of indebtedness, relating to lease deposits, aggregating $0.2 million, and an unused letter of credit for $2.8 million related to workers’ compensation coverage. The Company does not expect to make any payments on these guarantees.

NOTE 8

Segment information. The Company’s three reportable operating segments are title insurance and related services (title), mortgage services and corporate. The title segment provides services needed to transfer the title to property in a real estate transaction. These services include searching, examining, closing and insuring the condition of the title to the property. The title segment also includes home and personal insurance services and Internal Revenue Code Section 1031 tax-deferred exchanges.

The mortgage services segment includes a diverse group of products and services provided to multiple markets. These services include providing origination and component servicing support; default and REO services; post-closing outsourcing; portfolio due diligence; mortgage compliance solutions; servicer oversight to residential mortgage lenders, servicers and investors; technology to support the real estate transaction, and centralized title and valuation services to large lenders.

The corporate segment consists of the expenses of the parent holding company, certain other corporate overhead expenses, and the costs of its centralized support operations not otherwise allocated to the lines of business.

Selected statement of operations and comprehensive earnings (loss) information related to these segments follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	($000 omitted)
Revenues:
Title	402,831	475,429	763,849	857,843
Mortgage services	39,378	37,321	68,110	78,515
Corporate	4,629	4,470	8,455	4,575

	446,838	517,220	840,414	940,933

Intersegment revenues:
Mortgage services	2,930	2,396	5,170	4,227
Corporate	707	785	1,425	1,582

	3,637	3,181	6,595	5,809

Depreciation and amortization:
Title	1,702	1,468	3,031	2,968
Mortgage services	1,603	917	2,762	1,885
Corporate	1,750	1,836	3,657	3,725

	5,055	4,221	9,450	8,578

Earnings (loss) before taxes and noncontrolling interests:
Title	44,932	73,151	62,538	103,484
Mortgage services	(1,379)	5,170	(2,943)	14,992
Corporate	(32,017)	(29,459)	(66,645)	(62,467)

	11,536	48,862	(7,050)	56,009

The Company does not provide asset information by reportable operating segment as it does not routinely evaluate the asset position by segment.

Revenues generated in the United States and all international operations follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	($000 omitted)
United States	413,338	485,774	784,246	888,714
International	33,500	31,446	56,168	52,219

	446,838	517,220	840,414	940,933

NOTE 9

Regulatory and legal developments. In January 2009, an action was filed by individuals against Stewart Title Guaranty Company (Guaranty), Stewart Title of California, Inc., Cuesta Title Company and others in the Superior Court of California for the County of San Luis Obispo alleging that the plaintiffs had suffered damages relating to loans they made through Hurst Financial Corporation to an individual named Kelly Gearhart and entities controlled by Gearhart. Thereafter, several other lawsuits making similar allegations, including a lawsuit filed by several hundred individuals, were filed in San Luis Obispo Superior Court, and one such lawsuit was removed to the United States District Court for the Central District of California, which was dismissed and then refiled in San Luis Obispo Superior Court. The defendants vary from case to case, but Stewart Information Services Corporation, Stewart Title Company and Stewart Title Insurance Company were also each sued in at least one of the cases. Following several years of discovery and other pretrial proceedings, the Court conducted a bellwether jury trial of the claims of eight of the plaintiffs, four selected by plaintiffs and four selected by defendants, starting on August 5, 2013. The eight plaintiffs in the bellwether jury trial each asserted claims against Cuesta Title Company, Stewart Title of California, and Guaranty. One plaintiff in the bellwether jury trial also asserted claims against

Stewart Title Company; the Court granted Stewart Title Company’s motion for directed verdict after the close of plaintiffs’ case. On October 8, 2013, the jury returned a verdict in favor of Cuesta Title Company, Stewart Title of California, and Guaranty on every one of every plaintiff’s claims against them. On January 30, 2014, the Court denied plaintiffs’ motion for new trial. On February 28, 2014, plaintiffs filed their notices of appeal from the verdict in the bellwether jury trial. Rather than incur additional time and expenses associated with these actions, the Company announced on June 11, 2014, the settlement with approximately 500 plaintiffs representing more than 90 percent of the total number of plaintiffs, pursuant to which it agreed to pay $10.53 million. The settlement agreement involves no admission of liability or violation of law by the defendants and bars the plaintiffs from pursuing further associated claims against the defendants. A small number of plaintiffs have not settled. A trial of the claims of two non-settling plaintiffs is scheduled to start on August 4, 2014, and a trial of the claims of the remaining non-settling plaintiffs is scheduled to start on January 26, 2015. Although the Company cannot predict the ultimate outcome of these actions with the remaining plaintiffs, it will vigorously defend itself and does not believe that the ultimate outcome relating to the remaining plaintiffs will be material to its consolidated financial condition and results of operations.

* * *

In April 2008, Credit Suisse AG, Cayman Islands Branch (Credit Suisse) asserted a claim under a Guaranty policy of title insurance dated on or about May 19, 2006 based upon the alleged priority of mechanic’s and materialmen’s liens on a resort development in the State of Idaho known as Tamarack. Guaranty ultimately undertook the defense of the claim under a reservation of rights. For reasons set forth in Stewart’s complaint, on or about May 18, 2011, Guaranty withdrew its defense of Credit Suisse and filed a declaratory judgment action in the United States District Court for the District of Idaho captioned Stewart Title Guaranty Company v. Credit Suisse AG, Cayman Islands Branch seeking a declaratory judgment and other relief. In the lawsuit Guaranty sought, among other things, a determination that it had no duty to indemnify Credit Suisse and sought to have certain provisions of the title insurance policy rescinded. Credit Suisse counterclaimed for, among other things, bad faith failure to pay the claim.

On August 29, 2013, the United States District Court for the District of Idaho rendered an opinion on Credit Suisse’s Motion for Partial Summary Judgment. In its opinion the Court, among other things more fully set forth in said opinion, granted Credit Suisse’s motion negating certain policy defenses to coverage asserted by Guaranty. The Court also granted Credit Suisse’s Motion to Amend and permitted the assertion of punitive damages against Guaranty.

Guaranty’s Motion to Reconsider the Court’s August 29, 2013 ruling continues to be pending. Guaranty has also filed a Motion for Summary Judgment based on Credit Suisse’s lack of standing to pursue its counter claims, and other grounds. Although the Company cannot predict the outcome of this matter, Guaranty is vigorously prosecuting this litigation and does not believe that the ultimate outcome will have a material adverse impact on its consolidated financial condition or results of operations.

* * *

On or about August of 2011 Stewart Information Services Corporation and Stewart Title Guaranty Company (collectively “Stewart”) commenced an action in the United States District Court for the Southern District of Texas Houston Division against Great American Insurance Company (“Great American”) concerning a fidelity bond Great American had issued insuring Stewart for the bond period from April 23, 2009 to April 23, 2010. Stewart’s complaint sought damages and alleged, among other things, breach of contract and breach of the duty of good faith and fair dealing as well as declaratory relief. On July 22, 2014 a federal jury returned a verdict in favor of Stewart awarding it $9.7 million in actual damages, $4.8 million with respect to Great American’s knowingly engaging in unfair or deceptive acts or claims settlement practices, $1.6 million in damages proximately caused by Great American’s failure to comply with the its duty of good faith and fair dealing to Stewart, and $15.0 million in exemplary damages. The trial court set aside the $15.0 million exemplary damage award subsequent to the jury’s verdict. Stewart is also entitled to statutory interest on its judgment and an award of reasonable legal fees incurred in bringing this action, and is preparing a motion to submit those to the Court. Post-trial motions will be forthcoming and the time within which to appeal has not expired.

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

NOTE 10

Acquisitions. During the second quarter 2014, the Company substantially completed acquisitions of three companies that provide collateral valuation, settlement services, title and closing services, and quality control and due diligence services for an aggregate purchase price of $38.9 million, net of liabilities assumed, with an additional $0.5 million to be paid in the third quarter. The acquisitions were primarily funded by borrowings on the Company’s credit facility. The Company has recorded preliminary fair value estimates for the assets acquired, liabilities assumed and estimated goodwill of $41.3 million, all of which are subject to change pending completion of the Company’s purchase price allocation, which it expects to complete by the end of 2014. The Company allocates the purchase price of each acquisition to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis. These acquisitions have been included in the Company’s results of operations and financial position from their respective dates of acquisition, except for the operations to be acquired by amounts to be paid in the third quarter.

NOTE 11

Other comprehensive earnings (loss). Changes in the balances of each component of other comprehensive earnings (loss) are as follows:

	For the Three Months Ended June 30, 2014			For the Three Months Ended June 30, 2013
	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount
	($000 omitted)			($000 omitted)
Foreign currency translation adjustments	6,037	1,908	4,129	(5,588)	(1,638)	(3,950)

Unrealized gains (losses) on investments:
Change in unrealized gains (losses) on investments	5,702	1,996	3,706	(14,466)	(5,064)	(9,402)
Less: reclassification adjustment for gains (losses) included in net earnings (loss)	(96)	(34)	(62)	(1,509)	(528)	(981)

Net unrealized gains (losses)	5,606	1,962	3,644	(15,975)	(5,592)	(10,383)

Other comprehensive earnings (loss)	11,643	3,870	7,773	(21,563)	(7,230)	(14,333)

	For the Six Months Ended June 30, 2014			For the Six Months Ended June 30, 2013
	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount
	($000 omitted)			($000 omitted)
Foreign currency translation adjustments	1,898	177	1,721	(9,834)	(2,632)	(7,202)

Unrealized gains (losses) on investments:
Change in unrealized gains (losses) on investments	12,103	4,236	7,867	(12,832)	(4,492)	(8,340)
Less: reclassification adjustment for gains included in net earnings (loss)	(298)	(105)	(193)	(1,901)	(665)	(1,236)

Net unrealized gains (losses)	11,805	4,131	7,674	(14,733)	(5,157)	(9,576)

Other comprehensive earnings (loss)	13,703	4,308	9,395	(24,567)	(7,789)	(16,778)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S OVERVIEW

In the second quarter 2014, the industry continued to experience lower than prior year levels of mortgage originations with existing home sales falling 4.5% year over year and refinancing mortgage loans falling 65.3%. The decline can be attributed to harsh winter weather conditions in the first quarter 2014 that limited new contracts as well as rising interest rates that negatively impacted affordability and the ability to refinance existing mortgages. Following the usual seasonal pattern home sales increased 5.8% sequentially from the first quarter 2014, although this increase was less than that anticipated by industry forecasts. Median home prices rose 4.6% from a year ago and 11.2% from the first quarter of this year.

We reported net earnings attributable to Stewart of $6.3 million, or $0.27 per diluted share, for the second quarter 2014, compared to earnings of $26.9 million, or $1.09 per diluted share, for the second quarter 2013. Second quarter 2014 results included a charge of $10.5 million recorded in the title segment relating to a previously announced litigation settlement as well as approximately $3.2 million of aggregate costs recorded in the corporate segment which were primarily acquisition-related costs. Pretax earnings for the second quarter 2014 were $11.5 million, a decrease of 76.4% over $48.9 million for the second quarter 2013. The decline is attributable to decreases in earnings from our title and mortgage services segments of $28.2 million and $6.5 million, respectively.

Total revenues for the second quarter 2014 were $446.8 million, a decrease of $70.4 million, or 13.6%, from $517.2 million for the second quarter 2013. Operating revenues decreased 13.7% to $442.6 million in the second quarter 2014 compared to $512.8 million in the second quarter 2013. Compared to the second quarter 2013, title revenues decreased 14.3% in the second quarter 2014, while mortgage services revenues decreased 3.6%.

Revenues from our title segment decreased 15.3% and increased sequentially 11.6% from the second quarter 2013 and first quarter 2014, respectively. In the second quarter 2014, the title segment generated a pretax margin of 11.2%, a decrease of 420 basis points from second quarter 2013 and, sequentially, an increase of 630 basis points from the first quarter 2014. Revenues from direct operations for the second quarter 2014 decreased 4.3% compared to the same quarter last year but increased 35.5% sequentially from the first quarter 2014. (Direct operations revenues were favorably influenced by the acquired DataQuick Lending Solutions title offices.) Our direct operations include local closing offices, commercial and international operations. We generate commercial revenues both domestically and internationally. U.S. and Canadian commercial revenues decreased 8.3% to $34.2 million from the second quarter 2013. International operating revenues (including foreign-sourced commercial revenues of $3.4 million) increased 7.3% to $32.8 million from the second quarter 2013 and increased sequentially by 49.2% from the first quarter 2014, due largely to increased overseas commercial transactions.

Revenues from our mortgage services segment were $39.4 million for the second quarter 2014, increasing 5.5% from $37.3 million in the second quarter 2013 and increasing 37.1% sequentially from the first quarter 2014. The segment reported a pretax loss of $1.4 million in the second quarter 2014 compared to pretax earnings of $5.2 million and a pretax loss of $1.6 million for the second quarter 2013 and first quarter 2014, respectively. During the second quarter, we completed the previously announced acquisitions of Wetzel Trott, Inc. (closed April 2nd), the title business of DataQuick Lending Solutions (closed April 2nd; the closing of the collateral valuation business of DataQuick is scheduled for August 1st) and LandSafe Title (closed May 31st). In accordance with segment accounting rules, the revenues associated with the acquired centralized title businesses are reported in the mortgage services segment, and the title office operations are reported in the title segment.

During the second quarter 2014, we acquired approximately 96,000 shares of our common stock for an aggregate purchase price of approximately $2.9 million pursuant to the previously announced stock repurchase program.

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

During the six months ended June 30, 2014, the Company made no material changes to its critical accounting estimates as previously disclosed in Management’s Discussion and Analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Title loss reserves

Our most critical accounting estimate is providing for title loss reserves.

Provisions for title losses, as a percentage of title operating revenues, were 4.4%, 5.0% and 6.3% for the quarters ended June 30, 2014, June 30, 2013 and March 31, 2014, respectively. Title policy loss experience continued to improve, including both incurred losses and claims payments, during the second quarter 2014, and due to this ongoing improvement, we recorded a policy loss reserve reduction of $6.5 million relating to prior policy years. During the second quarter 2013, we lowered our policy loss reserves by $6.6 million. Actual loss payment experience, including the impact of large losses, is the primary reason for increases or decreases in our loss provision. A change of 100 basis points in this percentage, a reasonably likely scenario based on our historical loss experience, would have increased or decreased our provision for title losses and pretax operating results approximately $7.8 million for the six months ended June 30, 2014.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	($ in millions)
Provisions – Known Claims:
Current year	3.4	5.9	8.0	7.7
Prior policy years	19.7	20.1	33.6	33.2

	23.1	26.0	41.6	40.9
Provisions – IBNR
Current year	21.2	24.8	39.2	46.3
Prior policy years	(6.4)	(6.5)	(6.3)	(6.3)

	14.8	18.3	32.9	40.0
Transferred to Known Claims	(19.7)	(20.1)	(33.6)	(33.2)

Total provisions	18.2	24.2	40.9	47.7

Provisions for known claims arise primarily from prior policy years as claims are not typically reported until several years after policies are issued. Provisions – Incurred But Not Reported (IBNR) are estimates of claims expected to be incurred over the next 20 years; therefore, it is not unusual or unexpected to experience adjustments to the provisions in both current and prior policy years as new loss experience of policy years occurs. This loss experience may result in changes to our estimate of total ultimate losses expected (i.e., the IBNR policy loss reserve). As claims become known, provisions are reclassified from IBNR to known claims. Adjustments relating to large losses may impact provisions either for known claims or for IBNR.

Known claims provisions increased for the period ended June 30, 2014 to $41.6 million from $40.9 million, primarily as a result of adjustments to existing claims relating to policies issued in previous years. Current year provisions - IBNR are recorded on policies issued in the current year as a percentage of premiums realized (provisioning rate). For the three months ended June 30, 2014, current year provisions - IBNR decreased $3.6 million to $21.2 million compared to 2013. As a percentage of title operating revenues, provisions - IBNR for the current policy year decreased from 5.3% in 2013 to 5.1% in 2014 due to a decrease in the provisioning rate as a consequence of favorable loss experience relative to actuarial expectations of losses. Provisions - IBNR relating to prior policy years were a net credit due to the aforementioned reserve releases.

In addition to title policy claims, we incur losses in our direct operations from escrow, closing and disbursement functions. These escrow losses typically relate to errors or other miscalculations of amounts to be paid at closing, including timing or amount of a mortgage payoff, payment of property or other taxes and payment of homeowners’ association fees. Escrow losses also arise in cases of mortgage fraud, and in those cases the title insurer incurs the loss under its obligation to ensure that an unencumbered title is conveyed. Escrow losses are recognized as expense when discovered and are typically paid less than 12 months after the loss is discovered. During the six months ended June 30, 2014 and 2013, we accrued approximately $3.9 million and $2.9 million, respectively, for policy loss reserves relating to legacy escrow losses arising from mortgage fraud.

We consider our actual claims payments and incurred loss experience, including consideration of the frequency and severity of claims compared to our actuarial estimates of claims payments and incurred losses, in determining whether our overall loss experience has improved or worsened compared to prior periods. We also consider the impact of economic or market factors on particular policy years to determine whether the results of those policy years are indicative of future expectations. In addition, we evaluate the frequency and severity of large losses in determining whether our experience has improved or worsened. The loss provision rate is applied to current premium revenues, resulting in the title loss expense for the period. This loss provision rate is set to provide for losses on current year premiums and is determined using moving average ratios of recent actual policy loss payment experience (net of recoveries) to premium revenues. Our method for recording the reserves for title losses on both an interim and annual basis begins with the calculation of our current loss provision rate, which is applied to our current premium revenues, resulting in a title loss expense for the period.

At each quarter end, our recorded reserve for title losses begins with the prior period’s reserve balance for claim losses, adds the current period provision to that balance and subtracts actual paid claims, resulting in an amount that our management compares to its actuarially-based calculation of the ending reserve balance necessary to provide for future title losses. The actuarially-based calculation is a paid loss experience calculation where loss experience factors are selected based on company data and input from our third-party actuaries. We also obtain input from third-party actuaries in the form of a reserve analysis utilizing generally accepted actuarial methods. While we are responsible for determining our loss reserves, we utilize this actuarial input to assess the overall reasonableness of our reserve estimation. If our recorded reserve amount is within a reasonable range (+/- 4.0%) of our actuarially-based reserve calculation and the actuary’s point estimate, but not at the point estimate, our management assesses the major factors contributing to the different reserve estimates in order to determine the overall reasonableness of our recorded reserve, as well as the position of the recorded reserves relative to the point estimate and the estimated range of reserves. The major factors considered can change from period to period and include items such as current trends in the real estate industry (which management can assess although there is a time lag in the development of this data for use by the actuary), the size and types of claims reported and changes in our claims management process. If the recorded amount is not within a reasonable range of our third-party actuary’s point estimate, we will adjust the recorded reserves in the current period and reassess the provision rate on a prospective basis. Once our reserve for title losses is recorded, it is reduced in future periods as a result of claims payments and may be increased or reduced by revisions to our estimate of the overall level of required reserves.

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

Our primary business is title insurance and settlement-related services. We close transactions and issue title policies on homes, commercial and other real properties located in all 50 states, the District of Columbia and international markets through policy-issuing offices, agencies and centralized title services centers. We also provide loan origination and servicing support; loan review services; real estate valuation services; loss mitigation; REO asset management; home and personal insurance services; loan due diligence; compliance solutions; service performance management; and technology to streamline the real estate process.

Factors affecting revenues. The principal factors that contribute to changes in operating revenues for our title and mortgage services segments include:

•	mortgage interest rates;

•	availability of mortgage loans;

•	ability of potential purchasers to qualify for loans;

•	inventory of existing homes available for sale;

•	ratio of purchase transactions compared with refinance transactions;

•	ratio of closed orders to open orders;

•	home prices;

•	volume of distressed property transactions;

•	consumer confidence, including employment trends;

•	demand by buyers;

•	number of households;

•	premium rates;

•	market share;

•	opening of new offices and acquisitions;

•	number of commercial transactions, which typically yield higher premiums;

•	government or regulatory initiatives, including tax incentives;

•	number of REO and foreclosed properties and related debt;

•	acquisitions or divestitures of businesses; and

•	seasonality and/or weather.

Premiums are determined in part by the insured values of the transactions we handle. To the extent inflation or market conditions cause increases in the prices of homes and other real estate, premium revenues are also increased. Conversely, falling home prices cause premium revenues to decline. These factors may override the seasonal nature of the title insurance business. Historically, our first quarter is the least active in terms of title insurance revenues as home buying is generally depressed during winter months. Our third and fourth quarters are the most active as the summer is the traditional home buying season, while commercial transaction closings are skewed to the end of the year.

On a 12-month moving average seasonally adjusted basis, median home prices increased 9.6% from the second quarter 2013 and sequentially 1.4% from the first quarter 2014. A 5% increase in home prices results in an approximately 3.6% increase in title premiums.

RESULTS OF OPERATIONS

Comparisons of our results of operations for the three and six months ended June 30, 2014 with the three and six months ended June 30, 2013 follow. Factors contributing to fluctuations in the results of operations are presented in the order of their monetary significance, and we have quantified, when necessary, significant changes. Results from our mortgage services and corporate segments are included in the discussions and, when relevant, are discussed separately.

Our statements on home sales and loan activity are based on published industry data from sources including Fannie Mae, the National Association of Realtors®, the Mortgage Bankers Association and Freddie Mac. We also use information from our direct operations.

Operating environment. Existing home sales in the second quarter of 2014 fell 4.5% from the second quarter 2013, partially due to harsh winter weather in first quarter 2014 that limited new contracts as well as rising interest rates that negatively impacted affordability. Following the usual seasonal pattern home sales increased 5.8 percent sequentially from the first quarter 2014, although this increase was less than that anticipated by industry forecasts. According to Fannie Mae, one-to-four family residential lending decreased from an estimated $572 billion in the second quarter 2013 to $317 billion in the second quarter 2014, primarily driven by an estimated $243 billion decrease in refinance originations from the second quarter 2013 to the second quarter 2014. Sequentially, residential lending for home purchase volumes increased from $123 billion in the first quarter of 2014 to $188 billion in the second quarter of 2014. Residential refinance lending volumes increased from $114 billion in the first quarter 2014 to $129 billion in the second quarter 2014. On average, refinance premium rates are 60% of the title premium revenue of a similarly priced sale transaction.

Title revenues. Revenues from direct title operations decreased $9.1 million, or 4.3%, and $19.0 million, or 5.1%, respectively, in the second quarter and first six months of 2014 compared to the same periods in 2013. Revenues in the second quarter and first six months of 2014 decreased primarily as a result of declining refinance transaction volume, partially offset by increases in revenue per transaction resulting from home price appreciation. Revenues in the second quarter 2014 were also favorably influenced by the acquisitions closed during the quarter. International revenues (including foreign-sourced commercial revenues of $3.4 million) increased $2.2 million, or 7.3%, and $4.3 million, or 8.5%, respectively, in the second quarter and first six months of 2014 compared to the same periods in 2013. Revenues from U.S. and Canadian commercial and other large transactions decreased $3.1 million, or 8.3%, and increased $3.1 million, or 4.9%, respectively, in the second quarter and first six months of 2014 compared to the same periods in 2013. Direct operating revenues, excluding commercial and other large transactions, decreased 4.2% and 7.5%, respectively, in the second quarter and first six months of 2014 compared to the same periods in 2013.

Direct orders closed decreased 20.0% and 24.0%, respectively, in the second quarter and first six months of 2014 compared to the same periods in 2013 due to significantly fewer refinancing orders. The average revenue per file closed (including commercial and other large transactions) increased 18.8% and 24.7%, respectively, in the second quarter and first six months of 2014 compared to the same periods in 2013 due to a shift in mix to more resale and commercial orders combined with the decline in refinancing orders. Excluding commercial and other large transactions, the average revenue per closing increased 19.8% and 21.8%, respectively, in the second quarter and first six months of 2014 compared to the same periods in 2013 due to fewer refinancing transactions, home price appreciation, and to a lesser extent, a rate increase in Texas that went into effect May 1, 2013.

Total opened orders decreased 16.7% and 18.4%, respectively, in the second quarter and first six months of 2014 compared to the same periods in 2013 driven principally by the decline in refinancing transactions, but increased 15.6% sequentially from the first quarter 2014, following the usual seasonal pattern. Refinancing transactions fell from 30.2% of total opened orders in the second quarter 2013 to 18.1% of the total in the second quarter 2014. Opened orders per workday increased 17.4% sequentially from the first quarter 2014.

Revenues from independent agencies decreased $60.0 million, or 22.2%, and $74.0 million, or 14.9%, respectively, in the second quarter and first six months of 2014 compared to the same periods in 2013. Revenues from independent agencies fluctuate generally based on the same factors that influence revenues from direct title operations. However, revenues from independent agencies can be significantly influenced by the geographic mix of agency business in states that are experiencing more significant changes in transaction volume. We believe the decline in independent agency revenue relative to direct revenue is largely due to the geographic distribution of our agents compared to our direct offices. Many of the states with the highest agency revenues experienced year over year declines in existing home sales in addition to the sharp decline in refinancing transactions. While we also experienced such declines in several states with a direct operations presence, our significant direct operations presence in Texas helped offset those declines. Further, revenues from both independent agencies and our direct operations benefit from improving commercial business. We continue to emphasize quality of the independent agency network while partnering with them to prepare for changes in the industry brought about by CFPB regulations as well as implementing ALTA Best Practices.

Mortgage services revenues. Mortgage services operating revenues decreased $1.1 million, or 3.6%, and $11.0 million, or 16.4%, respectively, in the second quarter and first six months of 2014 compared to the same periods in 2013, as demand for default and distressed property-related services continued to fall due to the improved housing market. However, revenues increased sequentially 14.0% from the first quarter 2014 due to the acquisitions completed in the second quarter as well as new contracts generating incremental revenue. Mortgage services segment revenues increased 5.5% for the second quarter 2014 compared to the same quarter in 2013 and declined 13.3% for the six months ended June 30, 2014 compared to the same period in the prior year. Revenues from the acquisitions pertaining to centralized title operations are included in the mortgage services segment revenues in accordance with applicable accounting rules.

We continue to see opportunity through the mortgage value chain and took advantage of the shifting market to make attractive acquisitions to expand our offerings to mortgage lenders. During the second quarter 2014, we completed the previously announced acquisitions of Wetzel Trott, Inc. (closed April 2nd), the title business of DataQuick Lending Solutions (closed April 2nd; the closing of the collateral valuation business of DataQuick is scheduled for August 1st) and LandSafe Title (closed May 31st). These acquisitions will take several quarters to become fully integrated into our operations.

Our objective for this segment is to expand from its historical service offerings for the management of defaulted and distressed loans to service offerings that support the ongoing loan origination and servicing support needs of lenders in a more demanding regulatory environment. The acquisitions discussed previously, in combination with existing offerings, will allow us to deliver a comprehensive solution set and position us as a leading provider of outsourcing solutions to the mortgage lending market.

Investment income. Investment income increased $0.6 million, or 13.4%, and $0.8 million, or 10.0%, respectively, in the second quarter and first six months of 2014 compared to the same periods in 2013. Investment income increased primarily due to increases in average balances, partially offset by decreases in yield. Certain investment gains and losses, which are included in our results of operations in investment and other (losses) gains – net, were realized as part of the ongoing management of our investment portfolio for the purpose of improving performance.

For the six months ended June 30, 2014, investment and other (losses) gains – net included a $1.1 million non-cash charge relating to the office closure costs partially offset by realized gains from the sale of debt and equity investments available-for-sale.

For the six months ended June 30, 2013, investment and other gains (losses) – net included a $5.4 million non-cash charge relating to the early retirement of convertible senior notes and a $1.5 million loss on the sale of an equity investment offset by realized gains of $1.9 million from the sale of debt and equity investments available-for-sale and a $1.7 million gain on non-title-related insurance policy proceeds.

Retention by agencies. Amounts retained by title agencies are based on agreements between agencies and our title underwriters. On average, amounts retained by independent agencies, as a percentage of revenues generated by them, were 81.4% and 81.3% in the second quarters of 2014 and 2013, respectively, and 81.6% and 81.7% in the first six months of 2014 and 2013, respectively. The average retention percentage may vary from quarter-to-quarter due to the geographic mix of agency operations, the volume of title revenues and, in some states, laws or regulations. Due to the variety of such laws or regulations, as well as competitive factors, the average retention rate can differ significantly from state to state. In addition, a high proportion of our independent agencies are in states with retention rates greater than 80% and the markets in those states have recovered somewhat faster than the nation as a whole, which has resulted in our average retention percentage remaining in the 81% – 82% range. We expect our average retention rate to remain in this range over the near to medium term. However, we continue to adjust independent agency contracts in an economically sound manner, and we expect the mix of agency business to normalize as real estate markets continue to stabilize nationally resulting in lower average retention percentages in the aggregate.

Employee costs. Employee costs for the combined business segments increased 3.3% and 3.5%, respectively, in the second quarter and first six months of 2014 compared to the same periods in 2013. Excluding the impact of acquisitions (including an acquisition in the third quarter 2013) employee costs declined 3.6% from the second quarter 2013 and decreased 1.4% from the first six months of 2013. As a percentage of total operating revenues, employee costs increased to 34.2% in the second quarter 2014 from 28.5% in the second quarter 2013 and 36.4% in the first quarter 2014. Since year-end 2013, total headcount has increased by approximately 700 employees, with an increase of approximately 690 employees due to recent acquisitions and 360 employees related to a new service offering and contract, partially offset by a reduction of approximately 350 in existing operations.

In the second quarter and first six months of 2014, employee costs in the title segment decreased 3.1% and 0.1%, respectively, over the same periods in 2013. Employee costs increased due to the acquisition of the title offices of DataQuick during the second quarter, with this increase offset by a reduction in headcount in existing operations as well as decreased bonus and commission expense resulting from lower revenue and profits upon which such variable compensation is based, and also lower contract labor expense. In our mortgage services segment, employee costs increased 25.6% and 16.0%, respectively, over the same periods in 2013. The employee costs were impacted by the increase in employees related to acquisitions and to service new contracts. Since year-end 2013, total mortgage services headcount has increased by approximately 670 employees, with an increase of approximately 600 employees due to recent acquisitions and 360 employees related to a new service offering and contract, partially offset by a reduction of approximately 290 in existing operations.

Other operating expenses. Other operating expenses include costs that are fixed in nature, costs that follow, to varying degrees, changes in transaction volumes and revenues and costs that fluctuate independently of revenues. Costs that are fixed in nature include attorney and professional fees, equipment rental, insurance, rent and other occupancy expenses, repairs and maintenance, technology costs, telephone and title plant expenses. Costs that follow, to varying degrees, changes in transaction volumes and revenues include fee attorney splits, bad debt expenses, certain mortgage services expenses, copy supplies, delivery fees, outside search fees, postage, premium taxes and title plant maintenance expenses. Costs that fluctuate independently of revenues include those for general supplies, litigation defense, business promotion and marketing and travel.

In the second quarter and first six months of 2014 compared to the same periods in 2013, other operating expenses for the combined business segments increased $15.8 million, or 21.4%, and $19.7 million, or 14.3%, respectively. Costs fixed in nature increased $1.9 million, or 6.2%, in the second quarter 2014 primarily due to attorney fees and rent and other occupancy expenses. For the first six months of 2014, costs fixed in nature increased $4.4 million, or 7.2%, primarily due to attorney fees and rent and other occupancy expenses.

Costs that follow, to varying degrees, changes in transaction volumes and revenues decreased $0.5 million, or 1.7%, and $3.8 million, or 7.1%, in the second quarter and first six months of 2014, respectively. The decreases in these costs for the second quarter are primarily due to decreases in outside search fees (resulting from decreased title revenues) and premium taxes, partially offset by an increase in fee attorney splits due to overseas commercial transactions. The decreases in these costs for the six months of 2014 are primarily due to decreases in outside search fees (resulting from decreased title revenues), bad debt expenses and premium taxes, partially offset by an increase in fee attorney splits. Costs that fluctuate independently of revenues increased $1.7 million, or 12.9%, and $3.2 million, or 14.0%, in the second quarter and first six months of 2014, respectively, primarily due to litigation-related costs and increases in business promotion expenses.

Also recorded in other operating expenses are $12.6 million and $15.9 million in the second quarter 2014 and first six months of 2014 relating to the litigation settlement, acquisition-related costs and shareholder settlement.

Title losses. Provisions for title losses, as a percentage of title revenues, were 4.4% and 5.0% in the second quarter 2014 and 2013, respectively, and 5.3% and 5.5% in the first six months of 2014 and 2013, respectively, including adjustments to certain large claims and escrow losses. We recorded policy loss reserve reductions relating to non-large incurred losses on prior policy years of $6.5 million and $6.6 million in the second quarters of 2014 and 2013, respectively. As there was no adverse policy loss development on non-large claims in the first six months of 2014, we anticipate lowering our provisioning rate modestly beginning with policies issued in the third quarter 2014. The provisioning rate was previously lowered at the beginning of the second quarter 2013.

Title losses for the second quarter 2014 decreased 24.8% compared to the 14.3% decrease in title operating revenues from the second quarter 2013. For the first six months of 2014, title losses decreased 14.2% compared to the 10.7% decrease in title operating revenues from the same period in 2013. Excluding the impact of the reserve reductions described above, and adjustments to related large claims (recorded in the second quarter 2013), title losses were 6.0% and 5.9% in the second quarter 2014 and 2013, respectively, and 6.0% and 6.1% in the first six months of 2014 and 2013, respectively. The title loss ratio in any given quarter can be significantly influenced by new large claims incurred as well as adjustments to reserves for existing large claims, and we continue to manage and resolve large claims prudently and in keeping with our commitments to our policyholders. Included in policy loss expense for the quarter and six months ended June 30, 2014 and 2013, was approximately $3.9 million and $2.9 million, respectively, for policy loss reserves relating to legacy escrow losses arising from mortgage fraud.

Cash claim payments in the second quarter and first six months of 2014 decreased 28.0% and 14.5%, respectively, from the same periods in 2013.

Our liability for estimated title losses as of June 30, 2014 comprises both known claims and our estimate of claims that may be reported in the future (IBNR). Known claims reserves are reserves related to actual losses reported to us. Our reserve for known claims comprises both claims related to title insurance policies as well as losses arising from escrow, closing and funding operations due to fraud or error (which are recognized as expense when discovered). The amount of the reserve represents the aggregate, non-discounted future payments (net of recoveries) that we expect to incur on policy and escrow losses and in costs to settle claims.

	June 30, 2014	December 31, 2013
	($000 omitted)
Known claims	116.9	129.5
IBNR	377.2	377.4

Total estimated title losses	494.1	506.9

Title claims are generally incurred three to five years after policy issuance and the timing of payments on these claims can significantly impact the balance of known claims, since in many cases claims may be open for several years before resolution and payment occur.

Income taxes. Our effective tax rates were 30.8% and 41.3% for the second quarters 2014 and 2013 and 47.0% and 41.5% for the first six months of 2014 and 2013, respectively, based on earnings (loss) before taxes and after deducting noncontrolling interests of $9.1 million and $45.9 million for the second quarters 2014 and 2013 and ($11.0) million and $51.5 million for the first six months of 2014 and 2013, respectively. The second quarter tax expense is the tax expense (benefit) computed for the first six months less the amount previously reported for the first quarter. Given the first quarter 2014 loss versus first quarter 2013 income and its impact on the first six months, the second quarter 2014 effective tax rate is lower than in the second quarter 2013. The tax expense (benefit) for the first six months is based on a forecasted full-year effective tax rate. The effective tax rate for the first six months of 2014 increased compared to the same period in the prior year primarily because of the impact of nondeductible expenses (net of tax-exempt income) being spread over lower full-year expected 2014 income than full-year 2013 income.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources represent our ability to generate cash flow to meet our obligations to our shareholders, customers (payments to satisfy claims on title policies), vendors, employees, lenders and others. As of June 30, 2014, our cash and investments, including amounts reserved pursuant to statutory requirements, aggregated $758.4 million.

Cash held at the parent company totaled $12.9 million at June 30, 2014. As a holding company, the parent is funded principally by cash from its subsidiaries in the form of dividends, operating and other administrative expense reimbursements, and pursuant to intercompany tax sharing agreements. The expense reimbursements are paid in accordance with management agreements, approved by the Texas Department of Insurance, among us and our subsidiaries.

A substantial majority of our consolidated cash and investments as of June 30, 2014 was held by Stewart Title Guaranty Company (Guaranty) and its subsidiaries. The use and investment of these funds, dividends to the holding company, and cash transfers between Guaranty and its subsidiaries and the holding company are subject to certain legal and regulatory restrictions. In general, Guaranty may use its cash and investments in excess of its legally-mandated statutory premium reserve (established in accordance with requirements under Texas law) to fund its insurance operations, including claims payments. Guaranty may also, subject to certain limitations, provide funds to its subsidiaries (whose operations consist principally of field title offices and entities comprising the mortgage services segment) for their operating and debt service needs.

We maintain investments in accordance with certain statutory requirements in the states of domicile of our underwriters for the funding of statutory premium reserves. Statutory premium reserves, which approximated $438.7 million and $450.6 million at June 30, 2014 and December 31, 2013, respectively, are required to be fully funded and invested in high-quality securities and short-term investments. In addition, cash and cash equivalents - statutory reserve funds were approximately $16.4 million and $15.1 million at June 30, 2014 and December 31, 2013, respectively. Cash and cash equivalents - statutory reserve funds are not restricted or segregated in depository accounts. If the Company fails to maintain minimum investments or cash and cash equivalents to meet statutory requirements, the Company may be subject to fines or other penalties, including potential revocation of its business license. As of June 30, 2014, our statutory estimate of claims that may be reported in the future totaled $377.2 million. In addition to this, we had cash and investments (excluding equity method investments) of $212.2 million, which are available for underwriter operations, including claims payments.

The ability of Guaranty to pay dividends to its parent is governed by Texas insurance law. The Texas Department of Insurance must be notified of any dividend declared, and any dividend in excess of a statutory maximum (20% of surplus, which approximated $94.7 million as of December 31, 2013) would be by regulation considered extraordinary and subject to preapproval by the Department. However, Guaranty’s actual ability or intent to pay dividends may be constrained by business and regulatory considerations, such as the impact of dividends on surplus and the liquidity ratio, which could affect its ratings and competitive position, the amount of insurance it can write and its ability to pay future dividends. Also, the Texas Insurance Commissioner may raise an objection to a planned distribution during the notification period. Further, depending on business and regulatory conditions, we may in the future need to retain cash in Guaranty or even raise cash in the capital markets to contribute to it in order to maintain its ratings or statutory capital position. Such a requirement could be the result of investment losses, reserve charges, adverse operating conditions in the current economic environment or changes in interpretation of statutory accounting requirements by regulators. Guaranty did not pay a dividend in the six months ended June 30, 2014 or 2013.

As the parent company conducts no operations apart from its wholly-owned subsidiaries, the discussion below focuses on consolidated cash flows.

	For the Six Months Ended June 30,
	2014	2013
	(dollars in millions)
Net cash (used) provided by operating activities	(31.9)	43.1
Net cash used by investing activities	(62.5)	(25.0)
Net cash provided (used) by financing activities	51.9	(6.9)

Operating activities

Our principal sources of cash from operations are premiums on title policies and revenue from title service-related transactions, and from product offerings of our mortgage services operations. Our independent agencies remit cash to us net of their contractual retention. Our principal operating cash expenditures for operations are employee costs, operating costs and title claims payments.

Cash used by operations for the first six months 2014 was $31.9 million as compared to $43.1 million provided by operations in 2013. This increase in cash used by operations was primarily due to the decrease in operating results and a decrease in collections on outstanding receivables in the first six months of 2014 compared to the same period in the prior year.

Although our business is labor intensive, we are focused on a cost-effective, scalable business model which includes utilization of technology, centralization of back and middle office functions and business process outsourcing. Our approach allows us to adjust more easily to fluctuations in transaction volumes.

During the second quarter 2014, our cost management program was fully initiated. We identified specific opportunities for structural cost reductions, estimated the savings to be achieved from each, assigned project owners, and began developing implementation plans, including resources necessary and estimated timelines. Given that we are looking to improve our operating structure to achieve savings irrespective of transaction volumes, each of the projects will involve considerable internal and external resources to implement, and will take time to execute properly. Thus, we expect the majority of the savings to be realized in 2015, but we remain committed to our stated goal of achieving $25 million of annualized cost savings by the end of 2015 exclusive of market conditions.

Investing activities

Cash from investing activities was generated principally by proceeds from investments matured and sold in the amounts of $93.3 million and $41.2 million for the first six months of 2014 and 2013, respectively. We used cash for the purchases of investments in the amounts of $109.8 million and $63.2 million for the first six months of 2014 and 2013, respectively. We used cash for the acquisition of subsidiaries in the amounts of $38.9 million and $0.3 million for the first six months of 2014 and 2013, respectively.

Capital expenditures were $9.1 million and $7.7 million for the first six months of 2014 and 2013, respectively. We maintain investment in capital expenditures at a level that enables us to implement technologies for increasing our operational and back-office efficiencies.

Financing activities and capital resources

Total debt and stockholders’ equity were $92.6 million and $663.9 million, respectively, as of June 30, 2014. In the first six months of 2014 and 2013, we repaid $3.2 million and $1.0 million, respectively, of debt in accordance with the underlying terms of the debt instruments. Included in total debt are $27.2 million of Convertible Senior Notes (Notes), which mature October 2014. In the first six months of 2013, we exchanged an aggregate of $37.1 million of Notes for an aggregate of 3,037,430 shares of Common Stock plus cash for accrued and unpaid interest. We also have available a $75.0 million unsecured bank line of credit which expires June 2016. As of June 30, 2014, $60.0 million had been borrowed on the line of credit, principally to fund acquisitions. In order to preserve Guaranty’s liquidity ratio, we also drew on the line of credit to provide working capital at the parent company and to fund the litigation settlement payment by Stewart Title Company. During the second quarter 2014, we acquired approximately 96,000 shares of our common stock for an aggregate purchase price of approximately $2.9 million pursuant to the previously announced stock repurchase program. Although we expect the substantial majority of our stock repurchase program to be completed in 2015, we will monitor share price and operating cash flow on an ongoing basis and evaluate the timing for further share repurchases accordingly. Key considerations regarding the timing of future share repurchases include achievement and maintenance of key underwriter financial strength ratios, including the liquidity ratio, maintenance of our underwriter insurer financial strength ratings and our parent company investment grade ratings at their present level and utilization of cash balances to fund growth initiatives.

Effect of changes in foreign currency rates

The effect of changes in foreign currency rates on the consolidated statements of cash flows was a net decrease in cash and cash equivalents of $1.4 million and $3.1 million for the first six months of 2014 and 2013, respectively. Our principal foreign operating unit is in Canada, and, on average, the value of the Canadian dollar relative to the U.S. dollar increased during the first six months of 2014.

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

Other comprehensive earnings (loss). Unrealized gains and losses on investments and changes in foreign currency exchange rates are reported net of deferred taxes in accumulated other comprehensive earnings (loss), a component of stockholders’ equity, until realized. For the six months ended June 30, 2014, net unrealized investment gains of $7.7 million, which increased our other comprehensive earnings, were primarily related to increases in the fair value of corporate, municipal and government bond investments and equity securities, net of taxes. For the six months ended June 30, 2013, net unrealized investment losses of $9.6 million, which increased our other comprehensive loss, were primarily related to temporary decreases in corporate, municipal and government bond investments, partially offset by increases in fair market values of equity securities and deferred taxes. Changes in foreign currency exchange rates, primarily related to our Canadian operations, increased our other comprehensive earnings by $1.7 million for the six months ended June 30, 2014 and increased other comprehensive loss by $7.2 million, net of taxes, for the same period in the prior year.

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

Forward-looking statements. Certain statements in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to future, not past, events and often address our expected future business and financial performance. These statements often contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “will,” “foresee” or other similar words. Forward-looking statements by their nature are subject to various risks and uncertainties that could cause our actual results to be materially different than those expressed in the forward-looking statements. These risks and uncertainties include, among other things, tenuous economic conditions; adverse changes in the level of real estate activity; changes in mortgage interest rates, existing and new home sales, and availability of mortgage financing; our ability to respond to and implement technology changes, including the completion of the implementation of our enterprise systems; the impact of unanticipated title losses on the need to strengthen our policy loss reserves; any effect of title losses on our cash flows and financial condition; the impact of vetting our agency operations for quality and profitability; changes to the participants in the secondary mortgage market and the rate of refinancings that affect the demand for title insurance products; regulatory non-compliance, fraud or defalcations by our title insurance agencies or employees; our ability to timely and cost-effectively respond to significant industry changes and introduce new products and services; the outcome of pending litigation; the impact of changes in governmental and insurance regulations, including any future reductions in the pricing of title insurance products and services; our dependence on our operating subsidiaries as a source of cash flow; the continued realization of expense savings from our continual focus on aligning our operations to quickly adapt our costs to transaction volumes and market conditions; our ability to successfully integrate acquired businesses; our ability to access the equity and debt financing markets when and if needed; our ability to grow our international operations; and our ability to respond to the actions of our competitors. These risks and uncertainties, as well as others, are discussed in more detail documents filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2013, our quarterly reports on Form 10-Q, and our Current Reports on Form 8-K. We expressly disclaim any obligation to update any forward-looking statements contained in this report to reflect events or circumstances that may arise after the date hereof, except as may be required by applicable law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes during the quarter ended June 30, 2014 in our investment strategies, types of financial instruments held or the risks associated with such instruments that would materially alter the market risk disclosures made in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 4. Controls and Procedures

Our principal executive officer and principal financial officer are responsible for establishing and maintaining disclosure controls and procedures. They evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2014, and have concluded that, as of such date, our disclosure controls and procedures are adequate and effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) and 15d-15(f)). Our internal control over financial reporting is a process, under the supervision of our principal executive officer and principal financial officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of June 30, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework published in 1992. Based on this assessment, management believes that, as of June 30, 2014, our internal control over financial reporting is effective based on those criteria.

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

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As a result, no corrective actions were required or undertaken.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

See discussion of legal proceedings in Note 9 to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Report, which is incorporated by reference into this Part II, Item 1, as well as Item 3. Legal Proceedings, in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 1A. Risk Factors

There have been no changes during the quarter ended June 30, 2014 to our risk factors as listed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following is a summary of our repurchases of our common stock during the three months ended June 30, 2014:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount that May Yet Be Spent Under the Plan (2)
May 2014	96,042	$30.45	96,042	$67,075,793

(1)	In May 2014, we repurchased 96,042 shares for approximately $2.9 million.
(2)	In February 2014, we announced a stock repurchase program that is expected to return approximately $70.0 million to stockholders through the end of 2015.

Item 5. Other Information

We had a book value per share of $29.58 and $29.47 as of June 30, 2014 and December 31, 2013, respectively. As of June 30, 2014, our book value per share was based on approximately $663.9 million in stockholders’ equity and 22,443,506 shares of Common and Class B Common Stock outstanding. As of December 31, 2013, our book value per share was based on approximately $663.1 million in stockholders’ equity and 22,501,030 shares of Common and Class B Common Stock outstanding.

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

August 1, 2014
Date

Stewart Information Services Corporation
Registrant

By:	/s/ J. Allen Berryman
J. Allen Berryman, Chief Financial Officer, Secretary, Treasurer and Principal Financial Officer

Index to Exhibits

Exhibit

3.1	-	Amended and Restated Certificate of Incorporation of the Registrant, dated May 1, 2009 (incorporated by reference in this report from Exhibit 3.1 of the Current Report on Form 8-K filed May 5, 2009)

3.2	-	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant, dated April 30, 2010 (incorporated by reference in this report from Exhibit 3.2 of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010)

3.3	-	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant, dated May 7, 2014 (incorporated by reference in this report from Exhibit 3.1 of the Current Report on Form 8-K filed May 7, 2014)

3.4	-	Amended and Restated By-Laws of the Registrant, as of May 7, 2014 (incorporated by reference in this report from Exhibit 3.2 of the Current Report on Form 8-K filed May 7, 2014)

4.1	-	Rights of Common and Class B Common Stockholders (incorporated by reference to Exhibits 3.1 through 3.4 hereto)

4.2	-	Indenture related to 6.0% Convertible Senior Notes due 2014, dated as of October 15, 2009, by and between the Registrant, the Guarantors party thereto, and Wells Fargo Bank N.A., as trustee (incorporated by reference in this report from Exhibit 4.1 of the Current Report on Form 8-K filed October 15, 2009)

4.3	-	Form of 6.00% Convertible Senior Note due 2014 (incorporated by reference to Exhibit 4.2 hereto)

31.1*	-	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	-	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	-	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	-	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit

101.INS*	-	XBRL Instance Document

101.SCH*	-	XBRL Taxonomy Extension Schema Document

101.CAL*	-	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	-	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	-	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	-	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith