Form 10-Q
period 2014-09-30
STEWART INFORMATION SERVICES CORP
filed 2014-10-31
CIK 94344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On October 29, 2014 the following shares of each of the issuer’s classes of common stock were outstanding:

Common, $1 par value	23,055,143
Class B Common, $1 par value	1,050,012

FORM 10-Q QUARTERLY REPORT

QUARTER ENDED SEPTEMBER 30, 2014

As used in this report, “we,” “us,” “our,” the “Company” and “Stewart” mean Stewart Information Services Corporation and our subsidiaries, unless the context indicates otherwise.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE EARNINGS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	($000 omitted, except per share)
Revenues
Title insurance:
Direct operations	229,277	202,344	588,133	581,281
Agency operations	231,109	306,583	654,706	804,143
Mortgage services	42,174	23,322	91,941	83,014
Investment income	3,870	3,729	12,588	11,657
Investment and other gains (losses) – net	1,667	857	1,143	(2,327)

	508,097	536,835	1,348,511	1,477,768
Expenses
Amounts retained by agencies	188,513	250,035	533,971	656,589
Employee costs	164,423	147,132	457,596	430,360
Other operating expenses	95,535	72,657	252,436	209,878
Title losses and related claims	9,084	32,630	50,021	80,362
Depreciation and amortization	6,621	4,142	16,070	12,721
Interest	1,101	649	2,646	2,259

	465,277	507,245	1,312,740	1,392,169
Earnings before taxes and noncontrolling interests	42,820	29,590	35,771	85,599
Income tax expense	16,760	11,573	11,592	32,925

Net earnings	26,060	18,017	24,179	52,674
Less net earnings attributable to noncontrolling interests	2,343	2,608	6,289	7,160

Net earnings attributable to Stewart	23,717	15,409	17,890	45,514

Net earnings	26,060	18,017	24,179	52,674
Other comprehensive (loss) earnings, net of taxes:
Foreign currency translation	(6,030)	3,560	(4,308)	(3,642)
Change in unrealized (losses) gains on investments	(966)	1,287	6,900	(7,053)
Reclassification of adjustment for gains included in net earnings	(185)	(338)	(378)	(1,574)

Other comprehensive (loss) earnings, net of taxes	(7,181)	4,509	2,214	(12,269)

Comprehensive earnings	18,879	22,526	26,393	40,405
Less comprehensive earnings attributable to noncontrolling interests	2,343	2,608	6,289	7,160

Comprehensive earnings attributable to Stewart	16,536	19,918	20,104	33,245

Basic average shares outstanding (000)	22,267	22,475	22,416	21,962
Basic earnings per share attributable to Stewart	1.07	0.69	0.80	2.07
Diluted average shares outstanding (000)	24,663	24,769	24,812	24,735
Diluted earnings per share attributable to Stewart	0.97	0.63	0.76	1.88

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of September 30, 2014	As of December 31, 2013
	($000 omitted)
Assets
Cash and cash equivalents	168,445	194,289
Short-term investments	37,016	38,336
Investments in debt and equity securities available-for-sale, at fair value:
Statutory reserve funds	437,148	450,564
Other	128,465	86,779

	565,613	537,343
Receivables:
Notes	3,949	4,075
Premiums from agencies	41,498	45,249
Income taxes	324	9,477
Trade and other	82,311	55,737
Allowance for uncollectible amounts	(9,603)	(9,871)

	118,479	104,667
Property and equipment, at cost
Land	5,559	5,559
Buildings	26,773	26,779
Furniture and equipment	218,757	213,585
Accumulated depreciation	(175,682)	(191,657)

	75,407	54,266
Title plants, at cost	76,822	76,822
Real estate, at lower of cost or net realizable value	627	2,636
Investments in investees, on an equity method basis	10,071	9,892
Goodwill	247,985	231,838
Intangible assets, net of amortization	31,253	13,050
Deferred tax asset	160	144
Other assets	49,491	62,775

	1,381,369	1,326,058

Liabilities
Notes payable	64,080	5,827
Convertible senior notes	27,183	27,119
Accounts payable and accrued liabilities	122,006	119,961
Estimated title losses	491,542	506,888
Deferred tax liabilities	9,648	3,174

	714,459	662,969
Contingent liabilities and commitments
Stockholders’ equity
Common and Class B Common Stock and additional paid-in capital	179,237	194,768
Retained earnings	470,204	452,314
Accumulated other comprehensive earnings:
Foreign currency translation adjustments	1,042	5,350
Unrealized investment gains on investments	12,054	5,532
Treasury stock – 352,161 common shares, at cost	(2,666)	(2,666)

Stockholders’ equity attributable to Stewart	659,871	655,298
Noncontrolling interests	7,039	7,791

Total stockholders’ equity (22,021,813 and 22,501,030 shares outstanding)	666,910	663,089

	1,381,369	1,326,058

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2014	2013
	($000 omitted)
Reconciliation of net earnings to cash provided by operating activities:
Net earnings	24,179	52,674
Add (deduct):
Depreciation and amortization	16,070	12,721
Provision for bad debt	749	1,818
Investment and other (losses) gains – net	(1,143)	2,327
Payments for title losses in excess of provisions	(24,797)	(9,613)
Insurance recoveries of title losses	2,707	665
Decrease in receivables – net	3,307	687
Increase in other assets – net	(2,366)	(3,641)
Decrease in payables and accrued liabilities – net	(9,439)	(11,999)
Increase in net deferred income taxes	4,996	24,043
Net earnings from equity investees	(2,720)	(3,548)
Dividends received from equity investees	2,742	3,829
Other – net	811	883

Cash provided by operating activities	15,096	70,846
Investing activities:
Proceeds from investments available-for-sale matured and sold	146,633	70,080
Purchases of investments available-for-sale	(166,541)	(116,125)
Purchases of property and equipment, title plants and real estate – net	(15,482)	(13,022)
Cash paid for acquisitions of subsidiaries and other – net	(39,359)	(15,302)
Proceeds from the sale of equity investees and other assets	—	3,090
Other – net	3,924	4,363

Cash used by investing activities	(70,825)	(66,916)
Financing activities:
Payments on notes payable	(54,196)	(1,447)
Proceeds from notes payable	112,149	400
Distributions to noncontrolling interests	(7,044)	(7,214)
Repurchases of common stock	(16,287)	—
Cash payments for settlement of debt	—	(742)
Other – net	3	(909)

Cash provided (used) by financing activities	34,625	(9,912)
Effects of changes in foreign currency exchange rates	(4,740)	(1,418)

Decrease in cash and cash equivalents	(25,844)	(7,400)
Cash and cash equivalents at beginning of period	194,289	208,538

Cash and cash equivalents at end of period	168,445	201,138

Supplemental information:
Retirement of Convertible Senior Notes with issuance of Common Stock	—	37,810
Changes in financial statement amounts due to the acquisition of subsidiaries:
Goodwill acquired	16,148	9,327
Receivables and other assets acquired	12,536	7,926
Intangible assets	21,510	—
Liabilities acquired	(10,835)	(1,951)

Cash paid for acquisitions of subsidiaries and other – net	39,359	15,302

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

	Common and Class B Common Stock ($1 par value)	Additional paid-in capital	Accumulated other comprehensive earnings	Retained earnings	Treasury stock	Noncontrolling interests	Total
	($000 omitted)
Balances at December 31, 2013	22,853	171,915	10,882	452,314	(2,666)	7,791	663,089
Net earnings attributable to Stewart	—	—	—	17,890	—	—	17,890
Stock bonuses and other	37	960	—	—	—	—	997
Exercise of stock options	2	56	—	—	—	—	58
Stock repurchases	(518)	(15,769)	—	—	—	—	(16,287)
Purchase of remaining interest of consolidated subsidiary	—	(299)	—	—	—	—	(299)
Net change in unrealized gains and losses on investments	—	—	6,900	—	—	—	6,900
Net realized gain reclassification	—	—	(378)	—	—	—	(378)
Foreign currency translation	—	—	(4,308)	—	—	—	(4,308)
Net earnings attributable to noncontrolling interests	—	—	—	—	—	6,289	6,289
Subsidiary dividends paid to noncontrolling interests	—	—	—	—	—	(7,044)	(7,044)
Net effect of changes in ownership and other	—	—	—	—	—	3	3

Balances at September 30, 2014	22,374	156,863	13,096	470,204	(2,666)	7,039	666,910

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1

Interim financial statements. The financial information contained in this report for the three and nine months ended September 30, 2014 and 2013, and as of September 30, 2014, is unaudited. This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

D. Restrictions on cash and investments. The Company maintains investments in accordance with certain statutory requirements for the funding of statutory premium reserves. Such reserves for statutory reserve funds were approximately $437.1 million and $450.6 million at September 30, 2014 and December 31, 2013, respectively. In addition to those investments, cash and cash equivalents include approximately $30.9 million and $15.1 million at September 30, 2014 and December 31, 2013, respectively, designated for the funding of statutory premium reserves. The cash and cash equivalents so designated are not restricted or segregated in depository accounts. If the Company fails to maintain minimum investments or cash and cash equivalents to meet statutory requirements, the Company may be subject to fines or other penalties, including potential revocation of its business license. These funds are not available for any other purpose. In the event that insurance regulators adjust the determination of the statutory premium reserves of the Company’s title insurers, these restricted funds as well as statutory surplus would correspondingly increase or decrease.

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

NOTE 2

Investments in debt and equity securities available-for-sale. The amortized costs and fair values follow:

	September 30, 2014		December 31, 2013
	Amortized costs	Fair values	Amortized costs	Fair values
	($000 omitted)
Debt securities:
Municipal	54,209	55,186	47,808	47,252
Corporate	292,208	303,115	285,104	291,832
Foreign	169,169	170,434	164,146	162,367
U.S. Treasury Bonds	13,819	14,369	14,334	15,197
Equity securities	17,663	22,509	17,441	20,695

	547,068	565,613	528,833	537,343

Foreign debt securities consist primarily of Canadian government bonds, Canadian corporate bonds and United Kingdom treasury bonds. Equity securities consist of common stocks.

Gross unrealized gains and losses were:

	September 30, 2014		December 31, 2013
	Gains	Losses	Gains	Losses
	($000 omitted)
Debt securities:
Municipal	1,097	120	258	813
Corporate	11,958	1,051	9,955	3,228
Foreign	1,601	336	363	2,142
U.S. Treasury Bonds	590	40	924	60
Equity securities	5,210	364	3,264	11

	20,456	1,911	14,764	6,254

Debt securities as of September 30, 2014 mature, according to their contractual terms, as follows (actual maturities may differ due to call or prepayment rights):

	Amortized costs	Fair values
	($000 omitted)
In one year or less	1,610	1,627
After one year through five years	262,946	268,276
After five years through ten years	230,273	236,883
After ten years	34,576	36,318

	529,405	543,104

As of September 30, 2014, gross unrealized losses on investments and the fair values of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were:

	Less than 12 months		More than 12 months		Total
	Losses	Fair values	Losses	Fair values	Losses	Fair values
	($000 omitted)
Debt securities:
Municipal	2	494	118	10,747	120	11,241
Corporate	123	21,044	928	34,704	1,051	55,748
Foreign	24	42,924	312	22,016	336	64,940
U.S. Treasury Bonds	1	241	39	3,555	40	3,796
Equity securities	364	1,090	—	—	364	1,090

	514	65,793	1,397	71,022	1,911	136,815

The number of investments in an unrealized loss position as of September 30, 2014 was 62. Since the Company does not intend to sell and will more-likely-than-not maintain each investment security until its maturity or anticipated recovery, and no significant credit risk is deemed to exist, these investments are not considered other-than-temporarily impaired.

As of December 31, 2013, gross unrealized losses on investments and the fair values of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were:

	Less than 12 months		More than 12 months		Total
	Losses	Fair values	Losses	Fair values	Losses	Fair values
	($000 omitted)
Debt securities:
Municipal	770	27,686	43	628	813	28,314
Corporate	1,682	66,776	1,546	21,710	3,228	88,486
Foreign	1,539	63,039	603	53,807	2,142	116,846
U.S. Treasury Bonds	60	3,772	—	—	60	3,772
Equity securities:	11	1,267	—	—	11	1,267

	4,062	162,540	2,192	76,145	6,254	238,685

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

NOTE 3

Fair value measurements. The Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal, or most advantageous, market for the asset or liability in an orderly transaction between market participants at the measurement date. The Fair Value Measurements and Disclosures Topic establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs when possible. The three levels of inputs used to measure fair value are as follows:

•	Level 1 – quoted prices in active markets for identical assets or liabilities;

•	Level 2 – observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data; and

•	Level 3 – unobservable inputs that are supported by little or no market activity and that are significant to the fair values of the assets or liabilities, including certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

As of September 30, 2014, financial instruments measured at fair value on a recurring basis are summarized below:

	Level 1	Level 2	Fair value measurements
	($000 omitted)
Investments available-for-sale:
Debt securities:
Municipal	—	55,186	55,186
Corporate	—	303,115	303,115
Foreign	—	170,434	170,434
U.S. Treasury Bonds	—	14,369	14,369
Equity securities	22,509	—	22,509

	22,509	543,104	565,613

As of December 31, 2013, financial instruments measured at fair value on a recurring basis are summarized below:

	Level 1	Level 2	Fair value measurements
	($000 omitted)
Investments available-for-sale:
Debt securities:
Municipal	—	47,252	47,252
Corporate	—	291,832	291,832
Foreign	—	162,367	162,367
U.S. Treasury Bonds	—	15,197	15,197
Equity securities	20,695	—	20,695

	20,695	516,648	537,343

As of September 30, 2014, Level 1 financial instruments consist of equity securities. Level 2 financial instruments consist of municipal, governmental and corporate bonds, both U.S. and foreign. In accordance with the Company’s policies and guidelines, which incorporate relevant statutory requirements, the Company’s third party, registered investment manager invests only in securities rated as investment grade or higher by the major rating services, where observable valuation inputs are significant. All municipal, foreign, and U.S. Treasury bonds are valued using a third-party pricing service, and the corporate bonds are valued using the market approach, which includes three to ten inputs from relevant market sources, including Financial Industry Regulatory Authority’s (FINRA) Trade Reporting and Compliance Engine (TRACE) and independent broker/dealer quotes, bids and offerings, as well as other relevant market data, such as securities with similar characteristics (i.e. sector, rating, maturity, etc.). Broker/dealer quotes, bids and offerings mentioned above are gathered (typically three to ten) and a consensus risk premium spread (credit spread) over risk-free Treasury yields is developed from the inputs obtained, which is then used to calculate the resulting fair value.

NOTE 4

Investment income. Gross realized investment and other gains and losses follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	($000 omitted)
Realized gains	1,722	1,409	2,429	5,309
Realized losses	(55)	(552)	(1,286)	(7,636)

	1,667	857	1,143	(2,327)

Expenses assignable to investment income were insignificant. There were no significant investments as of September 30, 2014 that did not produce income during the year.

For the nine months ended September 30, 2014, investment and other gains (losses) – net included realized gains of $1.1 million from the sale of debt and equity investments available-for-sale, a realized gain of $0.8 million on the sale of a title plant, partially offset by a $1.1 million non-cash charge relating to office closure costs.

For the nine months ended September 30, 2013, investment and other (losses) gains – net included a $5.4 million non-cash charge relating to the early retirement of convertible senior notes and a $1.5 million loss on the sale of an equity investment partially offset by realized gains of $2.5 million from sale of debt and equity investments available-for-sale and a $1.7 million gain on non-title-related insurance policy proceeds.

Proceeds from the sale of investments available-for-sale follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	($000 omitted)
Proceeds from sale of investments available-for-sale	30,105	19,256	44,580	49,345

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

For the nine months ended September 30, 2014 and 2013, respectively, the Company had minimal dilutive shares under the treasury stock method mentioned above since the exercise prices of the options were greater than the weighted-average market value of the shares, which excludes them from the diluted earnings calculation.

The calculation of the basic and diluted earnings per share is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	($000 omitted)
Numerator:
Net earnings attributable to Stewart	23,717	15,409	17,890	45,514
Interest expense, net of tax effects	314	303	941	1,109

If-converted net earnings attributable to Stewart	24,031	15,712	18,831	46,623

Denominator (000):
Basic average shares outstanding	22,267	22,475	22,416	21,962
Dilutive average number of shares relating to options	1	1	1	—
Dilutive average number of shares relating to convertible senior notes	2,111	2,115	2,111	2,595
Dilutive average number of shares relating to restricted shares grant	284	178	284	178

Dilutive average shares outstanding	24,663	24,769	24,812	24,735

Basic earnings per share attributable to Stewart	1.07	0.69	0.80	2.07

Diluted earnings per share attributable to Stewart	0.97	0.63	0.76	1.88

NOTE 7

Contingent liabilities and commitments. In the ordinary course of business, the Company guarantees the third-party indebtedness of certain of its consolidated subsidiaries. As of September 30, 2014, the maximum potential future payments on the guarantees are not more than the related notes payable recorded in the condensed consolidated balance sheets. The Company also guarantees the indebtedness related to lease obligations of certain of its consolidated subsidiaries. The maximum future obligations arising from these lease-related guarantees are not more than the Company’s future minimum lease payments. In addition, as of September 30, 2014, the Company had guarantees of indebtedness, relating to lease deposits, aggregating $0.2 million, and unused letters of credit for $5.3 million related to workers’ compensation coverage and other insurance. The Company does not expect to make any payments on these guarantees.

NOTE 8

Segment information. In the second quarter 2014, certain title production operations performed on behalf of our direct offices and independent agents and previously reported in the mortgage services segment were aligned with the title segment. Prior quarters’ results for both title segment and mortgage services segment were restated to conform with this new reporting. The Company’s three reportable operating segments are title insurance and related services (title), mortgage services and corporate. The title segment provides services needed to transfer the title to property in a real estate transaction. These services include searching, examining, closing and insuring the condition of the title to the property. The title segment also includes home and personal insurance services and Internal Revenue Code Section 1031 tax-deferred exchanges.

The mortgage services segment includes a diverse group of products and services provided to multiple markets. These services include providing origination and servicing support; default and REO services; post-closing outsourcing; portfolio due diligence; mortgage compliance solutions; servicer oversight to residential mortgage lenders and servicers; technology to support the real estate transaction, and centralized title and valuation services to large lenders.

The corporate segment consists of the expenses of the parent holding company, certain other corporate overhead expenses, and the costs of its centralized support operations not otherwise allocated to the lines of business.

Selected statement of operations and comprehensive earnings (loss) information related to these segments follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	($000 omitted)
Revenues:
Title	440,513	504,276	1,210,740	1,369,510
Mortgage services	63,114	28,017	124,846	99,141
Corporate	4,470	4,542	12,925	9,117

	508,097	536,835	1,348,511	1,477,768

Intersegment revenues:
Mortgage services	2,561	2,089	6,435	5,891
Corporate	733	790	2,158	2,372

	3,294	2,879	8,593	8,263

Depreciation and amortization:
Title	1,526	1,461	4,340	4,517
Mortgage services	3,149	1,022	6,128	2,819
Corporate	1,946	1,659	5,602	5,385

	6,621	4,142	16,070	12,721

Earnings (loss) before taxes and noncontrolling interests:
Title	74,921	60,320	138,372	162,455
Mortgage services	3,423	(22)	(432)	16,321
Corporate	(35,524)	(30,708)	(102,169)	(93,177)

	42,820	29,590	35,771	85,599

The Company does not provide asset information by reportable operating segment as it does not routinely evaluate the asset position by segment.

Revenues generated in the United States and all international operations follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	($000 omitted)
United States	473,852	501,506	1,258,098	1,390,220
International	34,245	35,329	90,413	87,548

	508,097	536,835	1,348,511	1,477,768

NOTE 9

Regulatory and legal developments. In January 2009, an action was filed by individuals against Stewart Title Guaranty Company (Guaranty), Stewart Title of California, Inc., Cuesta Title Company and others in the Superior Court of California for the County of San Luis Obispo alleging that the plaintiffs had suffered damages relating to loans they made through Hurst Financial Corporation to an individual named Kelly Gearhart and entities controlled by Gearhart. Thereafter, several other lawsuits making similar allegations, including a lawsuit filed by several hundred individuals, were filed in San Luis Obispo Superior Court, and one such lawsuit was removed to the United States District Court for the Central District of California, which was dismissed and then refiled in San Luis Obispo Superior Court. The defendants vary from case to case, but Stewart Information Services Corporation, Stewart Title Company and Stewart Title Insurance Company were also each sued in at least one of the cases. Following several years of discovery and other pretrial proceedings, the Court conducted a bellwether jury trial of the claims of eight of the plaintiffs, four selected by plaintiffs and four selected by defendants, starting on August 5, 2013. The eight plaintiffs in the bellwether jury trial each asserted claims against Cuesta Title Company, Stewart Title of California, and Guaranty. One plaintiff in the bellwether jury trial also asserted claims against Stewart Title Company; the Court granted Stewart Title Company’s motion for directed verdict after the close of plaintiffs’ case. On October 8, 2013, the jury returned a verdict in favor of Cuesta Title Company, Stewart Title of California, and Guaranty on every one of every plaintiff’s claims against them. On January 30, 2014, the Court denied plaintiffs’ motion for new trial. On February 28, 2014, plaintiffs filed their notices of appeal from the verdict in the bellwether jury trial. Rather than incur additional time and expenses associated with these actions, the Company announced on June 11, 2014, the settlement with approximately 500 plaintiffs representing more than 90 percent of the total number of plaintiffs, pursuant to which it agreed to pay $10.53 million. The settlement agreement involved no admission of liability or violation of law by the defendants and bars the plaintiffs from pursuing further associated claims against the defendants. A small number of plaintiffs have not settled. A trial of the claims of two non-settling plaintiffs is scheduled to start on January 5, 2015, and a trial of the claims of the remaining non-settling plaintiffs is expected to be scheduled to take place sometime thereafter in 2015. Although the Company cannot predict the ultimate outcome of these actions with the remaining plaintiffs, it will vigorously defend itself and does not believe that the ultimate outcome relating to the remaining plaintiffs will be material to its consolidated financial condition or results of operations.

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

Guaranty’s Motion to Reconsider the Court’s August 29, 2013 was denied. Guaranty has also filed a Motion for Summary Judgment based on Credit Suisse’s lack of standing to pursue its counter claims, and other grounds. Although the Company cannot predict the outcome of this matter, Guaranty is vigorously prosecuting this litigation and does not believe that the ultimate outcome will have a material adverse impact on its consolidated financial condition or results of operations.

* * *

In August 2011, Stewart Information Services Corporation and Guaranty (collectively “Stewart”) commenced an action in the United States District Court for the Southern District of Texas Houston Division against Great American Insurance Company (“Great American”) concerning a fidelity bond Great American had issued insuring Stewart for the bond period from April 23, 2009 to April 23, 2010. Stewart’s complaint sought damages and alleged, among other things, breach of contract and breach of the duty of good faith and fair dealing as well as declaratory relief. On July 22, 2014 a federal jury returned a verdict in favor of Stewart awarding it $9.7 million in actual damages, $4.8 million with respect to Great American’s knowingly engaging in unfair or deceptive acts or claims settlement practices, $1.6 million in damages proximately caused by Great American’s failure to comply with the its duty of good faith and fair dealing to Stewart, and $15.0 million in exemplary damages. The trial court set aside the $15.0 million exemplary damage award subsequent to the jury’s verdict. During the third quarter 2014, the parties entered into a confidential settlement agreement which resolved the action.

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

NOTE 10

Acquisitions. During 2014, the Company completed acquisitions of three companies that provide collateral valuation, settlement services, title and closing services, and quality control and due diligence services for an aggregate purchase price of $39.4 million, net of liabilities assumed. The acquisitions were primarily funded by borrowings on the Company’s unsecured line of credit. The Company has recorded preliminary fair value estimates for the assets acquired, liabilities assumed and estimated goodwill of $16.1 million, all of which are subject to change pending completion of the Company’s purchase price allocation, which it expects to complete by the end of 2014. The Company allocates the purchase price of each acquisition to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis. These acquisitions have been included in the Company’s results of operations and financial position from their respective dates of acquisition.

NOTE 11

Other comprehensive (loss) earnings. Changes in the balances of each component of other comprehensive (loss) earnings are as follows:

	For the Three Months Ended September 30, 2014			For the Three Months Ended September 30, 2013
	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount
	($000 omitted)			($000 omitted)
Foreign currency translation adjustments	(8,257)	(2,227)	(6,030)	4,587	1,027	3,560

Unrealized (losses) gains on investments:
Change in unrealized (losses) gains on investments	(1,487)	(521)	(966)	1,981	694	1,287
Less: reclassification adjustment for gains included in net earnings	(283)	(98)	(185)	(520)	(182)	(338)

Net unrealized (losses) gains	(1,770)	(619)	(1,151)	1,461	512	949

Other comprehensive (loss) earnings	(10,027)	(2,846)	(7,181)	6,048	1,539	4,509

	For the Nine Months Ended September 30, 2014			For the Nine Months Ended September 30, 2013
	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount
	($000 omitted)			($000 omitted)
Foreign currency translation adjustments	(6,359)	(2,051)	(4,308)	(5,247)	(1,605)	(3,642)

Unrealized gains (losses) on investments:
Change in unrealized gains (losses) on investments	10,616	3,716	6,900	(10,851)	(3,798)	(7,053)
Less: reclassification adjustment for gains included in net earnings	(581)	(203)	(378)	(2,421)	(847)	(1,574)

Net unrealized gains (losses)	10,035	3,513	6,522	(13,272)	(4,645)	(8,627)

Other comprehensive earnings (loss)	3,676	1,462	2,214	(18,519)	(6,250)	(12,269)

NOTE 12

Subsequent events. On October 14, 2014, senior convertible notes aggregating $27.2 million matured and were exchanged for approximately 2.1 million common shares pursuant to the terms of the underlying indenture. On October 21, 2014, the Company replaced its $75.0 million unsecured line of credit with a new $125.0 million unsecured line of credit, providing the Company with additional flexibility and access to cash if needed for short-term operational purposes or to finance strategic initiatives. Amounts outstanding under the prior line of credit, which were $60.0 million at September 30, 2014, are now outstanding under the new line of credit. The new line of credit expires on October 21, 2019. The line of credit includes an expansion option of up to an additional $50.0 million, subject to the satisfaction of certain conditions. Borrowings under the line of credit may, at the Company’s election, bear interest at either an Alternate Base Rate plus the Applicable Rate (ABR Borrowing) or LIBOR plus the Applicable Rate (Eurodollar Borrowing). The Applicable Rate ranges from 0.50% to 1.00% per annum for ABR Borrowings and 1.50% to 2.00% per annum for Eurodollar Borrowings based on the Company’s consolidated leverage ratio (as defined). The line of credit includes representations and warranties, reporting covenants, affirmative covenants, negative covenants, financial covenants and events of default customary for financings of this type.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S OVERVIEW

We reported net earnings attributable to Stewart of $23.7 million, or $0.97 per diluted share, for the third quarter 2014, compared to net earnings attributable to Stewart of $15.4 million, or $0.63 per diluted share, for the third quarter 2013. Third quarter 2014 results include a credit, recorded in the title segment, relating to the recovery of a portion of a previously recognized large title loss, partially offset by $4.2 million of litigation-related accruals recorded principally in the title segment and approximately $2.4 million of aggregate costs recorded primarily in the corporate segment related to the integration of acquisitions. The confidential settlement agreement associated with the recovery noted above restricts providing further detail.

Total revenues for the third quarter 2014 were $508.1 million, a decrease of $28.7 million, or 5.4%, from $536.8 million for the third quarter 2013. Operating revenues decreased 5.6% to $502.6 million in the third quarter 2014 compared to $532.2 million in the third quarter 2013. Compared to the third quarter 2013, title revenues decreased 9.5% in the third quarter 2014, while mortgage services revenues increased 80.8%.

Revenues from our title segment for the third quarter 2014 were $440.5 million, a decrease of 12.6% from the third quarter 2013, but an increase sequentially of 8.5% from the second quarter 2014. In the third quarter 2014, the title segment generated pretax earnings of $74.9 million (17.0% margin), a 24.2% increase over the third quarter 2013 pretax earnings of $60.3 million (12.0% margin) and a 64.2% increase sequentially from the second quarter 2014 pretax earnings of $45.6 million (11.2% margin). Title segment results for the quarter include the title loss recovery described above, partially offset by $3.8 million of litigation-related accruals. Our direct operations include local offices, commercial and international operations. We generate commercial revenues both domestically and internationally. U.S. and Canadian commercial revenues increased 31.2% to $41.2 million from the third quarter 2013, and 20.5% sequentially from the second quarter 2014. On a year-to-date basis, commercial revenues increased 13.8%. International revenues, including commercial transactions, declined 2.5% from the third quarter 2013, with substantially the entire decline due to the U.S. dollar strengthening against the Canadian dollar.

Revenues from our mortgage services segment were $63.1 million for the third quarter 2014, increasing 125.3% compared to $28.0 million in the third quarter 2013 and 74.4% sequentially from the second quarter 2014. Revenues were favorably influenced in the quarter by the acquisitions closed in both the second and third quarters of 2014 as well as by new contracts which began contributing meaningful revenue during the second quarter. We closed on the collateral valuation business of DataQuick Lending Solutions, Inc. on August 1, 2014, completing our previously announced acquisitions. In accordance with segment accounting rules, the revenues associated with the acquired centralized title businesses are reported in the mortgage services segment, and the title office operations are reported in the title segment.

As a result of our acquisition integration efforts, as well as lower overall costs in the legacy mortgage services businesses, the segment reported pretax earnings of $3.4 million in the third quarter 2014, as compared to a $22,000 pretax loss in third quarter 2013 and a pretax loss of $2.1 million in the second quarter 2014. Also, although recorded in the corporate segment, we incurred approximately $2.0 million of incremental costs relating to integration activities, down from $3.2 million in second quarter 2014.

See “Results of Operations” for a full discussion of revenues and expenses and drivers thereof.

During the third quarter 2014, we acquired approximately 0.4 million shares of our common stock for an aggregate purchase price of $13.4 million pursuant to the previously announced stock repurchase program, and since the inception of the program we have acquired 0.5 million shares for an aggregate purchase price of $16.3 million. We remain committed to our $70 million stock repurchase program by the end of 2015 using operating cash generated from improving operations. On October 21, 2014, we replaced our $75.0 million unsecured line of credit with a new $125.0 million unsecured line of credit, providing us with additional flexibility and access to cash if needed for short-term operational purposes or to finance strategic initiatives. In addition, on October 14, 2014, the senior convertible debt of $27.2 million matured and was exchanged for 2.1 million common shares pursuant to the terms of the underlying indenture.

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

During the nine months ended September 30, 2014, the Company made no material changes to its critical accounting estimates as previously disclosed in Management’s Discussion and Analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Title loss reserves

Our most critical accounting estimate is providing for title loss reserves.

Provisions for title losses, as a percentage of title operating revenues, were 2.0%, 6.4% and 4.4% for the quarters ended September 30, 2014, September 30, 2013 and June 30, 2014, respectively. During the third quarter 2014, we recorded a policy loss provision reduction relating to partial recovery on a large claim recorded in prior years. Actual loss payment experience, including the impact of large losses, is the primary reason for increases or decreases in our loss provision. A change of 100 basis points in this percentage, a reasonably likely scenario based on our historical loss experience, would have increased or decreased our provision for title losses and pretax operating results approximately $12.4 million for the nine months ended September 30, 2014.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	($ in millions)
Provisions – Known Claims:
Current year	5.4	9.2	13.4	16.9
Prior policy years	3.1	30.3	36.8	63.5

	8.5	39.5	50.2	80.4
Provisions – IBNR
Current year	19.0	34.6	58.2	80.9
Prior policy years	(15.3)	(11.1)	(21.6)	(17.4)

	3.7	23.5	36.6	63.5
Transferred to Known Claims	(3.1)	(30.3)	(36.8)	(63.5)

Total provisions	9.1	32.7	50.0	80.4

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

Known claims provisions decreased for the nine month period ended September 30, 2014 to $50.2 million from $80.4 million for the same period in 2013, due principally to the partial recoveries on certain large claims recorded in prior years lowering the current year provision amount combined with a large claim reserved in 2013 which increased the prior year provision. Current year provisions—IBNR are recorded on policies issued in the current year as a percentage of premiums realized (provisioning rate). For the three months ended September 30, 2014, current year provisions—IBNR decreased $15.6 million to $19.0 million compared to 2013. As a percentage of title operating revenues, provisions—IBNR for the current policy year decreased from 5.8% in 2013 to 4.7% in 2014 due to a decrease in the provisioning rate as a consequence of favorable loss experience relative to actuarial expectations of losses. Provisions—IBNR relating to prior policy years were a net credit due to the aforementioned policy loss provision reduction.

In addition to title policy claims, we incur losses in our direct operations from escrow, closing and disbursement functions. These escrow losses typically relate to errors or other miscalculations of amounts to be paid at closing, including timing or amount of a mortgage payoff, payment of property or other taxes and payment of homeowners’ association fees. Escrow losses also arise in cases of mortgage fraud, and in those cases the title insurer incurs the loss under its obligation to ensure that an unencumbered title is conveyed. Escrow losses are recognized as expense when discovered and are typically paid less than 12 months after the loss is discovered. During the nine months ended September 30, 2014 and 2013, we accrued approximately $4.1 million and $6.7 million, respectively, for policy loss reserves relating to legacy escrow losses arising from mortgage fraud.

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

Factors affecting revenues. The principal factors that contribute to changes in operating revenues for our title and mortgage services segments include:

•	mortgage interest rates;

•	availability of mortgage loans;

•	ability of potential purchasers to qualify for loans;

•	inventory of existing homes available for sale;

•	ratio of purchase transactions compared with refinance transactions;

•	ratio of closed orders to open orders;

•	home prices;

•	volume of distressed property transactions;

•	consumer confidence, including employment trends;

•	demand by buyers;

•	number of households;

•	premium rates;

•	market share;

•	independent agent remittance rates

•	opening of new offices and acquisitions;

•	number of commercial transactions, which typically yield higher premiums;

•	government or regulatory initiatives, including tax incentives;

•	number of REO and foreclosed properties and related debt;

•	acquisitions or divestitures of businesses; and

•	seasonality and/or weather.

Premiums are determined in part by the insured values of the transactions we handle. To the extent inflation or market conditions cause increases in the prices of homes and other real estate, premium revenues are also increased. Conversely, falling home prices cause premium revenues to decline. As an overall guideline, a 6% increase in home prices results in an approximate 3.6% increase in title premiums. Home price changes may override the seasonal nature of the title insurance business. Historically, our first quarter is the least active in terms of title insurance revenues as home buying is generally depressed during winter months. Our third and fourth quarters are the most active as the summer is the traditional home buying season, while commercial transaction closings are skewed to the end of the year, although individually large commercial transactions can occur any time of year.

RESULTS OF OPERATIONS

Comparisons of our results of operations for the three and nine months ended September 30, 2014 with the three and nine months ended September 30, 2013 follow. Factors contributing to fluctuations in the results of operations are presented in the order of their monetary significance, and we have quantified, when necessary, significant changes. Results from our mortgage services and corporate segments are included in the discussions and, when relevant, are discussed separately.

Our statements on home sales and loan activity are based on published industry data from sources including Fannie Mae, the National Association of Realtors®, the Mortgage Bankers Association and Freddie Mac. We also use information from our direct operations.

Operating environment. Existing home sales in the third quarter of 2014 declined 3.8% in the third quarter 2014 from a year ago, while, following the usual seasonal pattern, home sales increased 5.2% sequentially from the second quarter 2014. September existing home sales rose to the highest level this year at an annualized pace of 5.2 million. On a 12-month moving average seasonally adjusted basis, median home prices rose 4.7% from a year ago and 2.2% from the second quarter of this year. September housing starts rose 6.3% from August and were up 17.8% from a year ago. Newly issued building permits in September increased 1.5% sequentially from August and 2.5% from a year ago. According to Fannie Mae, one-to-four family residential lending decreased from an estimated $450 billion in the third quarter 2013 to $297 billion in the third quarter 2014, primarily driven by an estimated $130 billion decrease in refinance originations from the third quarter 2013 to the third quarter 2014. Sequentially, residential lending for home purchase volumes increased from $186 billion in the second quarter of 2014 to $191 billion in the third quarter of 2014. Residential refinance lending volumes decreased from $116 billion in the second quarter 2014 to $106 billion in the third quarter 2014. On average, refinance premium rates are 60% of the title premium revenue of a similarly priced sale transaction.

Title revenues. Revenues from direct title operations increased $26.9 million, or 13.3%, and $6.9 million, or 1.2%, respectively, in the third quarter and first nine months of 2014 compared to the same periods in 2013. Revenues in the first nine months of 2014 increased primarily due to the title-related component of the acquisitions closed in the second quarter 2014 and a continued shift in mix to more residential resale and commercial orders, partially offset by declining refinance transaction volume. Revenues in the third quarter 2014 were favorably influenced by the aforementioned acquisitions. Excluding these revenues, the increase in direct revenues from the prior year quarter would have been approximately 3.8%. International revenues (including foreign-sourced commercial revenues of $3.2 million) decreased $0.9 million, or 2.5%, and increased $3.4 million, or 4.1%, respectively, in the third quarter and first nine months of 2014 compared to the same periods in 2013. Revenues from U.S. and Canadian commercial and other large transactions increased $10.0 million, or 31.8%, and increased $13.1 million, or 13.8%, respectively, in the third quarter and first nine months of 2014 compared to the same periods in 2013. While quarter-to-quarter results for commercial business can fluctuate considerably due to timing of when large transactions close, our commercial operation continued to improve its position in the marketplace. Our improved ratings and increasing surplus as well as streamlined management and sales structure put in place at the end of 2013 position us well to benefit from the expected increase in commercial refinancing transactions anticipated over the next several years. Direct operating revenues, excluding commercial and other large transactions, increased 11.0% and decreased 1.0%, respectively, in the third quarter and first nine months of 2014 compared to the same periods in 2013.

Direct orders closed decreased 9.7% and 19.3%, respectively, in the third quarter and first nine months of 2014 compared to the same periods in 2013 due to the continued decline in refinancing orders. As in second quarter, our order counts do not yet include those of the acquired operations. Those orders will be included as the operations are migrated to our systems. The average revenue per file closed (including commercial and other large transactions) increased 26.6% and 25.9%, respectively, in the third quarter and first nine months of 2014 compared to the same periods in 2013 due to a shift in mix to more resale and commercial orders combined with the decline in refinancing orders. Excluding commercial and other large transactions, the average revenue per closing increased 22.9% and 22.8%, respectively, in the third quarter and first nine months of 2014 compared to the same periods in 2013 due to fewer refinancing transactions, home price appreciation, and to a lesser extent, a rate increase in Texas that went into effect May 1, 2013.

During the third quarter, the housing market continued the overall trend seen in second quarter 2014, with a reasonably consistent flow of refinancing transactions and resale transactions showing steady, if modest, improvement. Total opened orders decreased 0.8% and 13.2% in the third quarter and first nine months of 2014, respectively, compared to the same periods in 2013, with the nine-month decline driven principally by the decline in refinancing transactions. Refinancing transactions rose slightly from 20.8% of total opened orders in the third quarter 2013 to 21.3% of the total in the third quarter 2014. Opened orders per workday decreased 2.8% sequentially from the second quarter 2014. Since quarter end, we are experiencing a limited seasonal decline in order counts that appears muted compared to previous years. The recent decline in interest rates as well as the FHFA announcement relating to the loosening of mortgage rules has the potential to provide increased transaction volume in the fourth quarter.

Revenues from independent agencies decreased $75.5 million, or 24.6%, and $149.4 million, or 18.6%, respectively, in the third quarter and first nine months of 2014 compared to the same periods in 2013. Revenues from independent agencies fluctuate based on the same general factors that influence revenues from direct title operations. Although we don’t specifically know our agents’ order composition, we believe the proportion of their orders from refinancing transactions was higher than previously thought and higher than in our direct operations. Therefore, the decline in independent agency revenue relative to direct revenue is largely due to this higher proportion of refinancing transactions than in our direct operations, as well as agency revenue that is now recorded as direct revenue due to recent acquisitions and the geographic distribution of our agents compared to our direct offices. Many of the states with the highest agency revenues experienced year over year declines in existing home sales in addition to the sharp decline in refinancing transactions. While we also experienced such declines in several states with a direct operations presence, our significant direct operations presence in Texas helped offset those declines. Our direct revenues also benefit from our commercial operations. Consistent with our strategy for this channel, our focus is on increasing profit margins in every state, increasing premium revenue in states where remittance rates are above 20%, and maintaining the quality of our agency network, which we believe to be the industry’s best, in order to mitigate claims risk and drive consistent future performance. While market share is important in our agency operations channel, it is not as important as margins, remittance rates and risk mitigation.

Mortgage services revenues. Mortgage services operating revenues increased $18.9 million, or 80.8%, and $8.9 million, or 10.8%, respectively, in the third quarter and first nine months of 2014 compared to the same periods in 2013, due to the acquisitions closed in the second and third quarters of 2014 as well as the stabilization of the legacy mortgage services business. Mortgage services segment revenues increased $35.1 million, or 125.3%, and $25.7 million, or 25.9% in the third quarter and first nine months of 2014, respectively, compared to the same periods in 2013. Revenues from the acquisitions pertaining to centralized title operations are included in the mortgage services segment revenues in accordance with applicable segment accounting rules.

Progress continues on integrating acquisitions made in the second and third quarters to expand our offerings to mortgage lenders. As previously disclosed, we closed on the collateral valuation business of DataQuick on August 1, 2014 completing our previously announced acquisitions. Including actions taken subsequent to quarter end, the original synergy estimate of approximately $5.0 million of future annualized savings has been achieved. However, integration efforts are continuing, and we expect improving margins in 2015 through additional process and technology optimization. These acquisitions will take several quarters to become fully integrated into our operations.

With the closing of the collateral valuation services business, and upon full integration of the acquisitions, we are well on our way towards achieving the transformation of this segment from its historical service offerings for the management of defaulted and distressed loans to a more sustainable suite of service offerings that support the ongoing loan origination and servicing support needs of lenders. We will, however, maintain our default services expertise, and so this segment will have products that move in concert with traditional mortgage origination cycles, and products that will provide revenue in down markets.

Investment income. Investment income increased $0.1 million, or 3.8%, and $0.9 million, or 8.0% in the third quarter and first nine months of 2014, respectively, compared to the same periods in 2013. Investment income increased primarily due to increases in average balances. Certain investment gains and losses, which are included in our results of operations in investment and other gains (losses)—net, were realized as part of the ongoing management of our investment portfolio for the purpose of improving performance.

For the nine months ended September 30, 2014, investment and other gains (losses)—net included realized gains of $1.1 million from the sale of debt and equity investments available-for-sale, a realized gain of $0.8 million on the sale of a title plant, partially offset by a $1.1 million non-cash charge relating to office closure costs.

For the nine months ended September 30, 2013, investment and other gains (losses)—net included a $5.4 million non-cash charge relating to the early retirement of convertible senior notes and a $1.5 million loss on the sale of an equity investment offset by realized gains of $2.5 million from the sale of debt and equity investments available-for-sale and a $1.7 million gain on non-title-related insurance policy proceeds.

Retention by agencies. Amounts retained by title agencies are based on agreements between agencies and our title underwriters. On average, amounts retained by independent agencies, as a percentage of revenues generated by them, was 81.6% in the third quarters of 2014 and 2013 and 81.6% and 81.7% in the first nine months of 2014 and 2013, respectively. The average retention percentage may vary from quarter-to-quarter due to the geographical mix of agency operations, the volume of title revenues and, in some states, laws or regulations. Due to the variety of such laws or regulations, as well as competitive factors, the average retention rate can differ significantly from state to state. In addition, a high proportion of our independent agencies are in states with retention rates greater than 80% and so we expect our average retention percentage remaining in the 81%—82% range over the near to medium term.

Employee costs. Employee costs for the combined business segments increased 11.8% and 6.3% in the third quarter and first nine months of 2014, respectively, compared to the same periods in 2013. Excluding the impact of acquisitions, employee costs decreased 2.3% from the third quarter 2013 and 2.4% from the first nine months of 2013. As a percentage of total operating revenues, employee costs increased to 32.7% in the third quarter 2014 from 27.6% in the third quarter 2013 and decreased from 34.2% in the second quarter 2014. Since year-end 2013, total headcount has increased by approximately 960 employees. We experienced an increase of approximately 810 employees due to the recent acquisitions and 330 employees related to a new service offering and contract. These increases were partially offset by a reduction of approximately 180 employees from existing operations.

In the third quarter 2014, employee costs in the title segment increased 1.6% over the third quarter 2013. Employee costs for the first nine months of 2014 increased 0.8% over the same period in 2013. These quarterly and year-to-date increases are primarily due to the recent acquisitions. In our mortgage services segment, employee costs for the third quarter and nine months of 2014 increased 73.8% and 38.5%, respectively, over the same periods in 2013. The employee costs were impacted by the increase in employees related to the recent acquisitions as well as the new service offering and contract. Since year-end 2013, total mortgage services headcount has increased by approximately 860 employees, with an increase of approximately 770 employees due to the recent acquisitions and 330 employees related to a new service offering and contract. These increases were partially offset by a reduction of approximately 240 employees from existing mortgage services operations.

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

In the third quarter and first nine months of 2014 compared to the same periods in 2013, other operating expenses for the combined business segments increased $22.9 million, or 31.5%, and $42.6 million, or 20.3%, respectively. Costs fixed in nature increased $7.0 million, or 22.1%, in the third quarter 2014 primarily due to $6.8 million of expenses related to the acquisitions. For the first nine months of 2014, costs fixed in nature increased $15.5 million, or 16.7%, primarily due to $7.4 million related to a shareholder settlement and acquisition integration costs, $11.0 million of fixed other operating costs of the recent acquisitions partially offset by $2.4 million of decreased costs incurred by existing operations. The third quarter 2014 increases include increased technology costs, rent and other occupancy expenses and professional fees, which all resulted from the previously mentioned acquisition integration and operating costs of recent acquisitions. Increases for the first nine months of 2014 are due to increased technology costs, rent and other occupancy expenses and professional fees, which all resulted from the previously mentioned shareholder settlement, acquisition integration and operating costs of recent acquisitions.

Costs that follow, to varying degrees, changes in transaction volumes and revenues increased $11.3 million, or 40.9%, and $7.5 million, or 9.2%, in the third quarter and first nine months of 2014, respectively. The increases in these costs for the third quarter are primarily due to increases in certain mortgage services expenses (resulting from increased mortgage service revenues related to the acquisitions) and outside search fees related to the acquisitions. The increases in these costs for the nine months of 2014 are primarily due to increases in certain mortgage services expenses (resulting from increased mortgage service revenues related to the acquisitions) and fee attorney splits, partially offset by decreases in outside search fees, bad debt expenses and premium taxes. Costs that fluctuate independently of revenues increased $4.6 million, or 34.3%, and $19.6 million, or 54.0%, in the third quarter and first nine months of 2014, respectively. The increases in these costs for the third quarter are primarily due to litigation-related costs. The increases in these costs for the nine months of 2014 are primarily due to litigation settlement, litigation-related costs and increases in business promotion expenses.

Title losses. Provisions for title losses, as a percentage of title revenues, were 2.0% and 6.4% in the third quarter 2014 and 2013, respectively, and 4.0% and 5.8% in the first nine months of 2014 and 2013, respectively, including adjustments to certain large claims and escrow losses. We recorded a policy loss provision reduction in the third quarter 2014 from a bond claim which resulted in a partial recovery on a large claim recorded in prior years, which follows a reduction of $6.5 million recorded in the second quarter relating to non-large incurred losses. A similar decrease related to non-large incurred losses of $6.6 million was recorded in the second quarter of 2013. As there was no adverse policy loss development on non-large claims in the first six months of 2014, we lowered our overall loss provisioning rate effective with policies issued in the third quarter 2014. The provisioning rate was previously lowered at the beginning of the second quarter 2013. We expect to maintain a provisioning rate in the range of 5.0% to 5.5% in the fourth quarter and into 2015.

Title losses for the third quarter 2014 decreased 72.2% compared to the 9.5% decrease in title operating revenues from the third quarter 2013. For the first nine months of 2014, title losses decreased 37.8% compared to the 10.3% decrease in title operating revenues from the same period in 2013. Excluding the partial recovery described above, and adjustments to related large claims (recorded in the third quarter 2014 and 2013), title losses were 5.2% and 6.4% in the third quarter 2014 and 2013, respectively, and 5.7% and 6.1% in the first nine months of 2014 and 2013, respectively. The title loss ratio in any given quarter can be significantly influenced by new large claims incurred as well as adjustments to reserves for existing large claims, and we continue to manage and resolve large claims prudently and in keeping with our commitments to our policyholders. Included in policy loss expense for the quarter and nine months ended September 30, 2014 and 2013, was approximately $4.1 million and $6.7 million, respectively, for policy losses relating to legacy escrow losses arising from mortgage fraud.

Cash claim payments in the third quarter and first nine months of 2014 decreased 67.4% and 29.8%, respectively, from the same periods in 2013.

Our liability for estimated title losses as of September 30, 2014 comprises both known claims and our estimate of claims that may be reported in the future (IBNR). Known claims reserves are estimated losses relating to actual claims reported to us. Our reserve for known claims comprises both claims related to title insurance policies as well as losses arising from escrow, closing and funding operations due to fraud or error (which are recognized as expense when discovered). The amount of the reserve represents the aggregate, non-discounted future payments (net of recoveries) that we expect to incur on policy and escrow losses and in costs to settle claims.

	September 30, 2014	December 31, 2013
	($000 omitted)
Known claims	116.9	129.5
IBNR	374.6	377.4

Total estimated title losses	491.5	506.9

Title claims are generally incurred three to five years after policy issuance and the timing of payments on these claims can significantly impact the balance of known claims, since in many cases claims may be open for several years before resolution and payment occur.

Depreciation and amortization. Depreciation and amortization expense was $6.6 million in the third quarter, an increase of $2.5 million compared to third quarter 2013. The increase is due to additional depreciation expense on fixed assets from the acquisitions, $1.1 million of amortization expense on acquired intangibles (including $0.4 million of catch-up amortization) and $0.7 million of amortization expense relating to an underwriter production system placed into service July 1, 2014.

Income taxes. Our effective tax rates were 41.4% and 42.9% for the third quarters 2014 and 2013 and 39.3% and 42.0% for the first nine months of 2014 and 2013, respectively, based on earnings before taxes and after deducting noncontrolling interests of $40.5 million and $27.0 million for the third quarters 2014 and 2013 and $29.5 million and $78.4 million for the first nine months of 2014 and 2013, respectively. The third quarter tax expense is the amount computed for the first nine months less the amount previously reported for the first six months.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources represent our ability to generate cash flow to meet our obligations to our shareholders, customers (payments to satisfy claims on title policies), vendors, employees, lenders and others. As of September 30, 2014, our cash and investments, including amounts reserved pursuant to statutory requirements, aggregated $771.1 million ($334.0 million net of statutory reserves).

Cash held at the parent company totaled $14.0 million at September 30, 2014. As a holding company, the parent is funded principally by cash from its subsidiaries in the form of dividends, operating and other administrative expense reimbursements, and pursuant to intercompany tax sharing agreements. The expense reimbursements are paid in accordance with management agreements, approved by the Texas Department of Insurance, among us and our subsidiaries.

A substantial majority of our consolidated cash and investments as of September 30, 2014 was held by Stewart Title Guaranty Company (Guaranty) and its subsidiaries. The use and investment of these funds, dividends to the holding company, and cash transfers between Guaranty and its subsidiaries and the holding company are subject to certain legal and regulatory restrictions. In general, Guaranty may use its cash and investments in excess of its legally-mandated statutory premium reserve (established in accordance with requirements under Texas law) to fund its insurance operations, including claims payments. Guaranty may also, subject to certain limitations, provide funds to its subsidiaries (whose operations consist principally of field title offices and entities comprising the mortgage services segment) for their operating and debt service needs.

We maintain investments in accordance with certain statutory requirements in the states of domicile of our underwriters for the funding of statutory premium reserves. Statutory premium reserves, which approximated $437.1 million and $450.6 million at September 30, 2014 and December 31, 2013, respectively, are required to be fully funded and invested in high-quality securities and short-term investments. In addition, cash and cash equivalents—statutory reserve funds were approximately $30.9 million and $15.1 million at September 30, 2014 and December 31, 2013, respectively. Cash and cash equivalents—statutory reserve funds are not restricted or segregated in depository accounts. If the Company fails to maintain minimum investments or cash and cash equivalents to meet statutory requirements, the Company may be subject to fines or other penalties, including potential revocation of its business license. As of September 30, 2014, our statutory estimate of claims that may be reported in the future totaled $374.6 million. In addition to this, we had cash and investments (excluding equity method investments) of $206.6 million which are available for underwriter operations, including claims payments.

The ability of Guaranty to pay dividends to its parent is governed by Texas insurance law. The Texas Department of Insurance must be notified of any dividend declared, and any dividend in excess of a statutory maximum (20% of surplus, which approximated $94.7 million as of December 31, 2013) would be by regulation considered extraordinary and subject to preapproval by the Department. However, Guaranty’s actual ability or intent to pay dividends may be constrained by business and regulatory considerations, such as the impact of dividends on surplus and the liquidity ratio, which could affect its ratings and competitive position, the amount of insurance it can write and its ability to pay future dividends. As of June 30, 2014 (most recent information available), our statutory liquidity ratio for our principal underwriter was 0.95 to 1. Our internal objective is to achieve and maintain a ratio of at least 1:1, as we believe that ratio is crucial from both a ratings agency and competitive perspective. On an ongoing basis, this ratio will largely guide our decisions as to frequency and magnitude of dividends from the underwriter to the parent company. Also, the Texas Insurance Commissioner may raise an objection to a planned distribution during the notification period. Further, depending on business and regulatory conditions, we may in the future need to retain cash in Guaranty or even raise cash in the capital markets to contribute to it in order to maintain its ratings or statutory capital position. Such a requirement could be the result of investment losses, reserve charges, adverse operating conditions in the current economic environment or changes in interpretation of statutory accounting requirements by regulators. Guaranty paid a $10.0 million dividend to its parent in the nine months ended September 30, 2014 using funds received from one of its wholly-owned subsidiaries.

As the parent company conducts no operations apart from its wholly-owned subsidiaries, the discussion below focuses on consolidated cash flows.

	For the Nine Months Ended September 30,
	2014	2013
	(dollars in millions)
Net cash provided by operating activities	15.1	70.8
Net cash used by investing activities	(70.8)	(66.9)
Net cash provided (used) by financing activities	34.6	(9.9)

Operating activities

Our principal sources of cash from operations are premiums on title policies and revenue from title service-related transactions, and mortgage servicing support services. Our independent agencies remit cash to us net of their contractual retention. Our principal cash expenditures for operations are employee costs, operating costs and title claims payments.

Cash provided by operations for the first nine months 2014 was $15.1 million as compared to $70.8 million provided by operations in 2013. This decrease in cash provided by operations was primarily due to the decrease in operating results and payments for title losses in excess of provisions in the first nine months of 2014 compared to the same period in the prior year. While the aforementioned partial recovery of a large loss lowered our title loss provision in the third quarter 2014, the proceeds from this recovery were received subsequent to quarter end.

Although our business is labor intensive, we are focused on a cost-effective, scalable business model which includes utilization of technology, centralization of back and middle office functions and business process outsourcing. Our approach allows us to adjust more easily to fluctuations in transaction volumes.

We remain committed to our stated goal of achieving $25 million of annualized cost savings exclusive of market conditions by the end of 2015. During the third quarter 2014, we engaged additional third-party subject matter experts to further define project plans developed during the second quarter and set savings targets to be achieved from each of the opportunities identified. We believe these initiatives will enhance our operating structure and will drive long-term efficiencies. While most of these initiatives will not yield full benefits until 2016, we implemented actions during this quarter that will achieve approximately $2.0 million in annual savings.

Investing activities

Cash from investing activities was generated principally by proceeds from investments matured and sold in the amounts of $146.6 million and $70.1 million for the first nine months of 2014 and 2013, respectively. We used cash for the purchases of investments in the amounts of $166.5 million and $116.1 million for the first nine months of 2014 and 2013, respectively. We used cash for the acquisition of subsidiaries in the amounts of $39.5 million and $15.3 million for the first nine months of 2014 and 2013, respectively.

Capital expenditures were $15.5 million and $13.0 million for the first nine months of 2014 and 2013, respectively. We maintain investment in capital expenditures at a level that enables us to implement technologies for increasing our operational and back-office efficiencies.

Financing activities and capital resources

Total debt and stockholders’ equity were $91.3 million and $666.9 million, respectively, as of September 30, 2014. In the first nine months of 2014 and 2013, we repaid $54.2 million and $1.5 million, respectively, of debt in accordance with the underlying terms of the debt instruments. In October 2014, we exchanged an aggregate of $27.2 million of Convertible Senior Notes (Notes), at maturity, for an aggregate of 2,111,017 shares of Common Stock. In the first nine months of 2013, we exchanged an aggregate of $37.8 million of Notes for an aggregate of 3,094,440 shares of Common Stock plus cash for accrued and unpaid interest. On October 21, 2014, we replaced our $75.0 million unsecured line of credit with a new $125.0 million unsecured line of credit, which expires October 2019. Amounts outstanding under the prior unsecured line of credit, which were $60.0 million at September 30, 2014, are now outstanding under the new line of credit and were used principally to fund acquisitions. In order to preserve Guaranty’s liquidity ratio, we also drew on the line of credit to provide working capital at the parent company and to fund the litigation settlement payment by Stewart Title Company in June 2014. During the third quarter 2014, we acquired approximately 422,000 shares of our common stock for an aggregate purchase price of approximately $13.4 million pursuant to the previously announced $70 million stock repurchase program. Although we expect the substantial majority of our stock repurchase program to be completed in 2015, we will monitor share price and operating cash flow on an ongoing basis and evaluate the timing for further share repurchases accordingly. Key considerations regarding the timing of future share repurchases include achievement and maintenance of key underwriter financial strength ratios, including the liquidity ratio, maintenance of our underwriter insurer financial strength ratings and our parent company investment grade ratings at their present level and utilization of cash balances to fund growth initiatives.

Effect of changes in foreign currency rates

The effect of changes in foreign currency rates on the consolidated statements of cash flows was a net decrease in cash and cash equivalents of $4.7 million and $1.4 million for the first nine months of 2014 and 2013, respectively. Our principal foreign operating unit is in Canada, and, on average, the value of the Canadian dollar relative to the U.S. dollar decreased during the first nine months of 2014.

***********

We believe we have sufficient liquidity and capital resources to meet the cash needs of our ongoing operations. However, we may determine that additional supplemental debt or equity funding is warranted to provide liquidity for achievement of strategic goals or acquisitions or for unforeseen circumstances. Other than scheduled maturities of debt, operating lease payments and anticipated claims payments, we have no material contractual commitments. We expect that cash flows from operations and cash available from our underwriters, subject to regulatory restrictions, will be sufficient to fund our operations, including claims payments. However, to the extent that these funds are not sufficient, we may be required to borrow funds on terms less favorable than we currently have, or seek funding from the equity market, which may not be successful or may be on terms that are dilutive to existing shareholders.

Contingent liabilities and commitments. See discussion of contingent liabilities and commitments in Note 7 to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Report.

Other comprehensive earnings (loss). Unrealized gains and losses on investments and changes in foreign currency exchange rates are reported net of deferred taxes in accumulated other comprehensive earnings (loss), a component of stockholders’ equity, until realized. For the nine months ended September 30, 2014, net unrealized investment gains of $6.5 million, which increased our other comprehensive earnings, were primarily related to increases in the fair value of corporate, municipal and government bond investments and equity securities, net of taxes. For the nine months ended September 30, 2013, net unrealized investment losses of $8.6 million, which increased our other comprehensive loss, were primarily related to temporary decreases in fair values of corporate, municipal and government bond investments, partially offset by temporary increases in fair market values of equity securities and deferred taxes. Changes in foreign currency exchange rates, primarily related to our Canadian operations, decreased our other comprehensive earnings by $4.3 million for the nine months ended September 30, 2014 and increased other comprehensive loss by $3.6 million, net of taxes, for the same period in the prior year.

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

Forward-looking statements. Certain statements in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to future, not past, events and often address our expected future business and financial performance. These statements often contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “will,” “foresee” or other similar words. Forward-looking statements by their nature are subject to various risks and uncertainties that could cause our actual results to be materially different than those expressed in the forward-looking statements. These risks and uncertainties include, among other things, tenuous economic conditions; adverse changes in the level of real estate activity; changes in mortgage interest rates, existing and new home sales, and availability of mortgage financing; our ability to respond to and implement technology changes, including the completion of the implementation of our enterprise systems; the impact of unanticipated title losses on the need to strengthen our policy loss reserves; any effect of title losses on our cash flows and financial condition; the impact of vetting our agency operations for quality and profitability; changes to the participants in the secondary mortgage market and the rate of refinancings that affect the demand for title insurance products; regulatory non-compliance, fraud or defalcations by our title insurance agencies or employees; our ability to timely and cost-effectively respond to significant industry changes and introduce new products and services; the outcome of pending litigation; the impact of changes in governmental and insurance regulations, including any future reductions in the pricing of title insurance products and services; our dependence on our operating subsidiaries as a source of cash flow; the continued realization of expense savings from our cost management program; our ability to successfully integrate acquired businesses; our ability to access the equity and debt financing markets when and if needed; our ability to grow our international operations; and our ability to respond to the actions of our competitors. These risks and uncertainties, as well as others, are discussed in more detail documents filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2013, our quarterly reports on Form 10-Q, and our Current Reports on Form 8-K. We expressly disclaim any obligation to update any forward-looking statements contained in this report to reflect events or circumstances that may arise after the date hereof, except as may be required by applicable law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes during the quarter ended September 30, 2014 in our investment strategies, types of financial instruments held or the risks associated with such instruments that would materially alter the market risk disclosures made in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 4. Controls and Procedures

Our principal executive officer and principal financial officer are responsible for establishing and maintaining disclosure controls and procedures. They evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2014, and have concluded that, as of such date, our disclosure controls and procedures are adequate and effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) and 15d-15(f)). Our internal control over financial reporting is a process, under the supervision of our principal executive officer and principal financial officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework published in 1992. Based on this assessment, management believes that, as of September 30, 2014, our internal control over financial reporting is effective based on those criteria.

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

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As a result, no corrective actions were required or undertaken.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

See discussion of legal proceedings in Note 9 to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Report, which is incorporated by reference into this Part II, Item 1, as well as Item 3. Legal Proceedings, in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 1A. Risk Factors

There have been no changes during the quarter ended September 30, 2014 to our risk factors as listed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following is a summary of our repurchases of our common stock during the three months ended September 30, 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount that May Yet Be Spent Under the Plan (1)
August 2014	264,154	$31.59	264,154	$58,787,250
September 2014	158,169	$32.10	158,169	$53,712,796

	422,323		422,323

(1)	In February 2014, we announced a stock repurchase program that is expected to return approximately $70.0 million to stockholders through the end of 2015.

Item 5. Other Information

Our book value per share was $30.28 and $29.47 as of September 30, 2014 and December 31, 2013, respectively. As of September 30, 2014, our book value per share was based on approximately $666.9 million in stockholders’ equity and 22,021,813 shares of Common and Class B Common Stock outstanding. As of December 31, 2013, our book value per share was based on approximately $663.1 million in stockholders’ equity and 22,501,030 shares of Common and Class B Common Stock outstanding.

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

October 31, 2014
Date

Stewart Information Services Corporation
Registrant

By:	/s/ J. Allen Berryman
J. Allen Berryman, Chief Financial Officer, Secretary, Treasurer and Principal Financial Officer

Index to Exhibits

Exhibit

3.1	—	Amended and Restated Certificate of Incorporation of the Registrant, dated May 1, 2009 (incorporated by reference in this report from Exhibit 3.1 of the Current Report on Form 8-K filed May 5, 2009)

3.2	—	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant, dated April 30, 2010 (incorporated by reference in this report from Exhibit 3.2 of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010)

3.3	—	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant, dated May 7, 2014 (incorporated by reference in this report from Exhibit 3.1 of the Current Report on Form 8-K filed May 7, 2014)

3.4	—	Amended and Restated By-Laws of the Registrant, as of May 7, 2014 (incorporated by reference in this report from Exhibit 3.2 of the Current Report on Form 8-K filed May 7, 2014)

4.1	—	Rights of Common and Class B Common Stockholders (incorporated by reference to Exhibits 3.1 through 3.4 hereto)

4.2	—	Indenture related to 6.0% Convertible Senior Notes due 2014, dated as of October 15, 2009, by and between the Registrant, the Guarantors party thereto, and Wells Fargo Bank N.A., as trustee (incorporated by reference in this report from Exhibit 4.1 of the Current Report on Form 8-K filed October 15, 2009)

4.3	—	Form of 6.00% Convertible Senior Note due 2014 (incorporated by reference to Exhibit 4.2 hereto)

10.1	—	Credit Agreement, dated as of October 21, 2014, among the Registrant, Compass Bank as Administrative Agent and Lenders party thereto (incorporated by reference in this report from Exhibit 10.1 of the Current Report on Form 8-K filed October 23, 2014)

31.1*	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit

101.INS*	—	XBRL Instance Document

101.SCH*	—	XBRL Taxonomy Extension Schema Document

101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith