Form 10-K
period 2014-12-31
STEWART INFORMATION SERVICES CORP
filed 2015-02-27
CIK 94344

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
The aggregate market value of the Common Stock (based upon the closing sales price of the Common Stock of Stewart Information Services Corporation, as reported by the NYSE on June 30, 2014) held by non-affiliates of the Registrant was approximately $661,042,000.
At February 24, 2015, the following shares of each of the registrant’s classes of stock were outstanding:

Common, $1 par value	22,933,287
Class B Common, $1 par value	1,050,012
Documents Incorporated by Reference
Portions of the definitive proxy statement (the Proxy Statement) are incorporated herein by reference in Part III of this document.

FORM 10-K ANNUAL REPORT
YEAR ENDED DECEMBER 31, 2014

As used in this report, “we,” “us,” “our,” the “Company” and “Stewart” mean Stewart Information Services Corporation and our subsidiaries, unless the context indicates otherwise.

PART I

Item 1. Business
We are a Delaware corporation formed in 1970. We and our predecessors have been engaged in the title business since 1893.
Stewart Information Services Corporation (NYSE-STC) is a customer-focused, global title insurance and real estate services company offering products and services through our direct operations, network of approved agencies and other companies within the Stewart family of companies. Stewart provides these services to homebuyers and sellers; residential and commercial real estate professionals; mortgage lenders and servicers; title agencies and real estate attorneys; home builders; and United States and county governments. Stewart also provides loan origination and servicing support; loan review services; loss mitigation; REO asset management; collateral valuations; due diligence for capital markets; home and personal insurance services; tax-deferred exchanges; and technology to streamline the real estate process. Stewart offers personalized service, industry expertise and customized solutions for virtually any type of real estate transaction, and is the preferred real estate services provider.
Our international division delivers products and services protecting and promoting private land ownership worldwide. Currently, our primary international operations are in Canada, the United Kingdom, Central Europe, Latin America and Australia.
We report our business in three segments: title insurance and related services, mortgage services and corporate. The financial information related to these segments is discussed in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 19 to our audited consolidated financial statements.
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

See “Critical Accounting Estimates - Title Loss Reserves” for information on current year policy losses and balance sheet reserves.

Factors affecting revenues. Title insurance revenues are closely related to the level of activity in the real estate markets we serve and the prices at which real estate sales are made. Real estate sales are directly affected by the availability and cost of money to finance purchases. Other factors include consumer confidence and demand by buyers. These factors may override the seasonal nature of the title business. Generally, our first quarter is the least active and our second and third quarters are the most active in terms of title insurance revenues.
Selected information from the U.S. Department of Housing and Urban Development and National Association of Realtors® for the U.S. real estate industry follows (2014 figures are preliminary and subject to revision):

	2014	2013	2012
New home sales – in millions	0.44	0.43	0.37
Existing home sales – in millions	4.34	4.48	4.13
Existing home sales – median sales price in $ thousands	209.0	197.4	177.2
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
The financial strength and stability of the title underwriter are important factors in maintaining and increasing our business, particularly commercial business. We are rated as investment grade by the title industry’s leading rating companies. Our principal underwriter, Stewart Title Guaranty Company (Guaranty) is currently rated “A” by Demotech, Inc., "A-" by Fitch, "A-" by A. M. Best and "A-" by Kroll Bond Rating Agency.
Market share. Title insurance statistics are compiled quarterly by the title industry’s national trade association. Based on 2014 unconsolidated statutory net premiums written through September 30, 2014, Guaranty is one of the leading title insurers in the United States.
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

Title insurance revenues by geographic location. The approximate amounts and percentages of our consolidated title operating revenues were:

	Amounts ($ millions)			Percentages
	2014	2013	2012	2014	2013	2012
Texas	338	328	292	20	18	17
New York	238	219	190	14	12	11
California	123	146	203	7	8	12
International	118	118	117	7	7	7
Florida	73	73	70	4	4	4
All others	824	926	874	48	51	49
	1,714	1,810	1,746	100	100	100
Regulations. Title insurance companies are subject to comprehensive state regulations covering premium rates, agency licensing, policy forms, trade practices, reserve requirements, investments and the transfer of funds between an insurer and its parent or its subsidiaries and any similar related party transactions. Kickbacks and similar practices are prohibited by most state and federal laws. (See Item 1A, Risk Factors - Our Insurance Subsidiaries Must Comply With Extensive Government Regulations.)
Mortgage Services

Our mortgage services segment includes a diverse group of products and services provided to multiple markets designed to provide diversification for our organization. These services are provided principally through Stewart Lender Services (SLS), PropertyInfo® Corporation and Stewart Government Services businesses.

SLS offers services for the entire lifecycle of the mortgage process including mortgage origination support, servicing support, default and REO services and loan review and audit services. These services include a full suite of valuation, title and closing services, post-closing outsourcing, loan review and audit, component servicing, military servicing support, portfolio reviews and audits, loan file reviews, loan quality control and servicer oversight to residential mortgage lenders, servicers and investors.

PropertyInfo® Corporation offers technology to support title operations. PropertyInfo® offers a title and escrow production system, AIM+™ along with web based collaboration, eSign and document management tools in SureClose™.

Stewart Government Services provides automation of county recorder offices and other county services.

Factors affecting revenues. As in the title segment, mortgage services revenues, particularly those generated by lender services, are closely related to the level of activity in the real estate market, including the volume of originations (new or refinancing), foreclosures or other distressed property activity. Revenues related to some services are generated on a project basis.

Companies that compete with our mortgage services businesses vary across a wide range of industries. In the mortgage-related products and services area, competitors include the major title insurance underwriters mentioned under “Title Insurance Services - Market share” as well as other real estate technology and business process outsourcing providers. In some cases the competitor may be the customer itself. For example, certain services offered by SLS can be, or historically have been, performed by internal departments of large mortgage lenders.
Customers. Customers for our mortgage services products and services primarily include mortgage lenders and servicers, mortgage brokers, mortgage investors and government entities.

Many of the services and products offered by our mortgage services segment are used by professionals and intermediaries who have been retained to assist consumers with the sale, purchase, mortgage, transfer, recording and servicing of real estate-related transactions. To that end, timely, accurate and compliant services are critical to our customers since these factors directly affect the service they provide to their customers. Financial strength, scale, compliance activities, marketplace presence and reputation as a reliable, compliant solution are important factors in attracting new business.

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
General

Investment Policies. Our investment portfolios reside in two domestic and two international regulated subsidiary underwriters. These underwriters maintain investments in accordance with certain statutory requirements for the funding of statutory premium reserves and deposits. The activities of the portfolios are overseen by investment committees comprised of certain senior executives. Their oversight includes such activities as policy setting, determining appropriate asset classes with different and distinct risk/return profiles so as to prudently diversify the portfolio, and to approve all service vendors (managers and custodians). Our investment policies are designed to comply with regulatory requirements as applicable law imposes certain restrictions upon the types and amounts of investments that may be made by the regulated insurance subsidiaries.

Our investment policies further provide that investments are to be managed with a view to balancing earnings, liquidity, and risk (interest rate risk, credit risk and liquidity risk) while mindful of impacting earnings per share and income taxes.

As of December 31, 2014, our debt and equity investment portfolios together consisted of approximately 95% of fixed income securities. As of that date, approximately 83% of the fixed income investments are held in securities that are A-rated or higher, and 100% of the fixed income portfolios are rated investment grade or higher.  Percentages are based on the market value of the securities. Credit ratings are based on Standard & Poor’s Rating Services and Moody’s Investor Services, Inc. published ratings. If a security was rated differently by both ratings agencies, the lower of the two ratings was selected.

In addition to our debt and equity investment securities portfolios, we maintain certain money-market and other short-term investments
Trademarks. We have developed and acquired numerous automated products and processes that are crucial to both our title and mortgage services segments. These systems automate most facets of the real estate transaction. Among these trademarked products and processes are AIM+™, DataQuick Lending Solutions®, E-Title®, PropertyInfo®, SureClose®, TitleSearch®, eClosingRoom™ and Virtual Underwriter®. We consider these trademarks, which are perpetual in duration, to be important to our business.

Employees. As of December 31, 2014, we employed approximately 7,400 people. We consider our relationship with our employees to be good.
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
Transfer agent. Our transfer agent is Computershare, which is located at P.O. Box 30170, College Station, TX, 77842-3170. Its phone number is (888) 478-2392 and website is (www.computershare.com/investor).
CEO and CFO Certifications. The CEO and CFO certifications required under Section 302 of the Sarbanes-Oxley Act are filed as exhibits to our 2014 Form 10-K. Stewart Information Services Corporation submitted a Section 12(a) CEO Certification to the New York Stock Exchange in 2014.

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
Adverse changes in economic conditions, including the levels of real estate activity, reduce our revenues.
Our financial condition and results of operations are affected by changes in economic conditions, particularly mortgage interest rates, credit availability, real estate prices and consumer confidence. Our revenues and earnings have fluctuated in the past due to the cyclical nature of the housing industry and we expect them to fluctuate in the future.
The demand for our title insurance-related and mortgage services offerings is dependent primarily on the volume of residential and commercial real estate transactions. The volume of these transactions historically has been influenced by such factors as mortgage interest rates, availability of financing and the overall state of the economy. Typically, when interest rates are increasing or when the economy is experiencing a downturn, real estate activity declines. As a result, the title insurance industry tends to experience decreased revenues and earnings. Increases in interest rates also may have an adverse impact on our bond portfolio and the amount of interest we pay on our floating-rate bank debt.

Our revenues and results of operations have been and may in the future be adversely affected by a decline in home prices, real estate activity and the availability of financing alternatives. In addition, continued weakness or further adverse changes in the level of real estate activity could have a material adverse effect on our consolidated financial condition or results of operations.
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
We expect that cash flows from operations and cash available from our underwriters, subject to regulatory restrictions, will be sufficient to fund our operations, pay our claims and fund initiatives. To the extent that these funds are not sufficient, we may be required to borrow funds on less than favorable terms or seek funding from the equity market, which may be on terms that are dilutive to existing shareholders.
A downgrade of our underwriters by rating agencies may reduce our revenues.
Ratings are a significant component in determining the competitiveness of insurance companies. Our principal underwriter, Guaranty, is currently rated “A” by Demotech, Inc., "A-" by Fitch, "A-" by A. M. Best and "A-" by Kroll Bond Rating Agency. Guaranty has historically been highly rated by the rating agencies that cover us. These ratings are not credit ratings. Instead, the ratings are based on quantitative, and in some cases qualitative, information and reflect the conclusions of the rating agencies with respect to our financial strength, results of operations and ability to pay policyholder claims. Our ratings are subject to continual review by the rating agencies and we cannot be assured that our current ratings will be maintained. If our ratings are downgraded from current levels by the rating agencies, our ability to retain existing customers and develop new customer relationships may be negatively impacted, which could result in a material adverse impact on our consolidated financial condition or results of operations.
Our insurance subsidiaries must comply with extensive government regulations. These regulations could adversely affect our ability to increase our revenues and operating results.
The Consumer Financial Protection Bureau (CFPB) is charged with protecting consumers by enforcing Federal consumer protective laws and regulations. The CFPB is an independent agency, and funded by, the United States Federal Reserve System. Its jurisdiction includes banks, credit unions, securities firms, payday lenders, mortgage servicing operations, foreclosure relief services, debt collectors and other financial companies. The nature and extent of these regulations include, but are not limited to:

•	conducting rule-making, supervision, and enforcement of Federal consumer protection laws;

•	restricting unfair, deceptive, or abusive acts or practices;

•	taking consumer complaints;

•	promoting financial education;

•	researching consumer behavior;

•	monitoring financial markets for new risks to consumers; and

•	enforcing laws that outlaw discrimination and other unfair treatment in consumer finance.
The forthcoming implementation of CFPB’s TILA-RESPA Integrated Disclosure Rule for mortgage loan applications commencing on or after August 1, 2015 will impose new requirements for us and other mortgage industry participants regarding required mortgage disclosures and forms.  Additionally, compliance with the integrated disclosure rule will alter related business processes and interactions with customers.
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
We believe that our future success depends on our ability to anticipate changes in the industry and to offer products and services that meet evolving standards on a timely and cost-effective basis. To do so requires a flexible technology architecture which can continuously comply with changing regulations, improve productivity, reduce risk and enhance the customer experience. Our earnings could also be adversely affected by unanticipated downtime in our technology although we have never experienced such. We also maintain insurance coverage to mitigate our risk of loss from the unintended disclosure of personal data.
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

Our operations are reliant on technology. These systems could be a potential target for a cyber attack as they are used to store and process sensitive information regarding our operations, financial position and any information pertaining to our customers and vendors. While we take the utmost precautions, we cannot guarantee safety from all threats and attacks. Any successful breach of security could result in the spread of inaccurate or confidential information, disruption of operations, endangerment of employees, damage to our assets and increased costs to respond. Although we maintain cyber liability insurance to protect us financially, there is no assurance that the instances noted above would not have a negative impact on cash flows, litigation status and/or our reputation, which could have a material adverse effect on our business, financial condition and results of operations.
Unfavorable economic or other business conditions could cause us to record an impairment of all or a portion of our goodwill and other intangible assets.
We annually perform an impairment test of the carrying value of goodwill and other indefinite-lived intangible assets in the third quarter using June 30 balances. But an evaluation may be made whenever events may indicate an impairment. In assessing whether an impairment has occurred, we consider whether the performance of our reporting units may be below projections, unexpected declines in our market capitalization, negative macroeconomic trends or negative industry and company-specific trends. If we conclude that the carrying values of these assets exceed the fair value, we may be required to record an impairment of these assets. We have recorded $278.2 million of goodwill and other intangible assets as of December 31, 2014, and any substantial impairment that may be required could have a material adverse effect on our results of operations or financial condition.
Failures at financial institutions at which we deposit funds could adversely affect us.
We deposit substantial operating and fiduciary funds, which are third-party funds, in many financial institutions in excess of insured deposit limits. In the event that one or more of these financial institutions fail, there is no guarantee that we could recover the deposited funds, and, as such, we could be held liable for the funds owned by third parties. Under these circumstances, our liability could have a material adverse effect on our results of operations or financial condition.
Our investment portfolio is subject to interest rate and other risks and could experience losses.
We maintain a substantial investment portfolio, primarily consisting of fixed income debt securities and, to a lesser extent, equity securities. Our portfolio holdings are subject to certain economic and financial market risks, including credit and interest rate risk and/or liquidity risk. Instability in credit markets and economic conditions can increase the risk of loss in our portfolio. Periodically, we measure the fair value of the investments against the carrying value. If the carrying value of the investments exceeds the fair value, and we conclude the decline is other-than-temporary, we are required to record an impairment of the investments. The impairment could have a material adverse effect on our results of operations or financial condition.
Our acquisitions may have an adverse effect on our business

We periodically make acquisitions that we believe will further our ability to meet strategic goals. If we are not able to integrate the acquired business operations or technologies into our existing businesses, we may not realize expected synergies, contributions of the acquired businesses to our operating results or expected return on investment. In addition, our management may be required to spend significant time integrating the acquisitions, instead of managing existing businesses or focusing on strategic goals. Other factors such as the ability to retain key employees and customers, unanticipated liabilities or regulatory matters may keep us from achieving the desired results of the acquisitions. Any of these acquisition-related issues could have a material adverse effect on our results of operations or financial position.

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We lease under a non-cancelable operating lease expiring in 2019 approximately 249,000 square feet in an office building in Houston, Texas, which is used for our corporate offices and for offices of several of our subsidiaries. In addition, we lease offices at approximately 570 additional locations for title office operations, production, administrative and technology centers. These additional locations include significant leased facilities in Austin, Denver, Wilmington, Toronto, Dallas and San Antonio.
Our leases expire from 2015 through 2024 and have an average term of four years, although our typical lease term ranges from three to five years. We believe we will not have any difficulty obtaining renewals of leases as they expire or, alternatively, leasing comparable properties. The aggregate annual rent expense under all leases was approximately $42.6 million in 2014.
We also own office buildings in Arizona, Texas, New York and Colorado. These owned properties are not material to our consolidated financial condition. We consider all buildings and equipment that we own or lease to be well maintained, adequately insured and generally sufficient for our purposes.

Item 3. Legal Proceedings
See discussion of legal proceedings in Note 18 to the Consolidated Financial Statements included in Item 15 of Part IV of this Report, which is incorporated by reference into this Part I, Item 3 of this Annual Report on Form 10-K for the year ended December 31, 2014.

Item 4. Mine Safety Disclosures
None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our Common Stock is listed on the New York Stock Exchange (NYSE) under the symbol “STC”. The following table sets forth the high and low sales prices of our Common Stock for each fiscal period indicated, as reported by the NYSE.

	High	Low
2014:
First quarter	$37.55	$30.45
Second quarter	35.79	29.91
Third quarter	32.89	29.15
Fourth quarter	37.87	27.02
2013:
First quarter	$29.96	$22.74
Second quarter	30.04	23.74
Third quarter	34.39	25.73
Fourth quarter	32.50	28.87
As of February 25, 2015, the number of stockholders of record was approximately 6,159 and the price of one share of our Common Stock was $36.80.
The Board of Directors declared an annual cash dividend of $0.10 per share payable December 29, 2014 and December 27, 2013, respectively, to Common stockholders of record on December 12, 2014 and December 9, 2013. Our certificate of incorporation provides that no cash dividends may be paid on our Class B Common Stock. On February 25, 2015, we announced that the board of directors approved an increase of our dividend payable to common shareholders from $0.10 per share annually to $1.00 per share to be paid quarterly at a rate of $0.25 per share beginning in the second quarter 2015.
We had a book value per share of $29.18 and $29.47 at December 31, 2014 and 2013, respectively. As of December 31, 2014, book value per share was based on approximately $700.5 million in stockholders’ equity and 24,005,760 shares of Common Stock and Class B Common Stock outstanding. As of December 31, 2013, book value per share was based on approximately $663.1 million in stockholders’ equity and 22,501,030 shares of Common Stock and Class B Common Stock outstanding.

Performance graph
The following graph compares the yearly percentage change in our cumulative total stockholder return on Common Stock with the cumulative total return of the Russell 2000 Index and the Russell 2000 Financial Services Sector Index for the five years ended December 31, 2014. The graph assumes that the value of the investment in our Common Stock and each index was $100 at December 31, 2009 and that all dividends were reinvested.

	2009	2010	2011	2012	2013	2014
Stewart	100.00	102.66	103.28	233.39	290.57	334.43
Russell 2000 Index	100.00	126.85	121.56	141.37	196.27	205.87
Russell 2000 Financial Services Sector Index	100.00	120.37	116.89	142.20	186.85	203.40
The performance graph above and the related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Exchange Act, as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

The following is a summary of the repurchases of our Common Stock during the year ended December 31, 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount Remaining Under the Plan (1)
May 2014	96,042	$30.45	96,042	$67,075,793
August 2014	264,154	$31.38	264,154	$58,787,267
September 2014	158,169	$32.08	158,169	$53,712,940
October 2004	27,915	$32.98	27,915	$52,792,304
November 2014	35,000	$34.49	35,000	$51,585,059
December 2014	103,965	$34.94	103,965	$47,952,167
	685,245		685,245

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

	2014	2013	2012	2011	2010
	($ millions, except share and per share data)

Total revenues	1,870.8	1,928.0	1,910.4	1,634.9	1,672.4

Title operating revenues	1,714.4	1,810.0	1,745.5	1,521.0	1,555.9
Mortgage services revenues	132.9	103.5	143.5	96.1	76.3
Investment income	16.8	15.5	13.8	15.5	18.4
Investment gains (losses)	6.7	(1.1)	7.6	2.3	21.8

Title loss provisions	81.3	106.3	140.0	142.1	148.4
% title operating revenues	4.7	5.9	8.1	9.4	9.6

Pretax earnings(1)	51.8	101.1	89.3	18.0	2.9
Net earnings (loss) attributable to Stewart	29.8	63.0	109.2	2.3	(12.6)
Cash provided by operations	53.3	87.2	120.5	23.4	41.2
Total assets	1,392.5	1,326.1	1,291.2	1,156.1	1,141.2
Long-term debt	60.2	2.7	71.2	76.2	71.2
Stockholders’ equity	700.5	663.1	580.4	463.5	448.3

Per share data:
Average shares – dilutive (millions)	24.7	24.7	24.4	19.1	18.3
Basic earnings (loss) attributable to Stewart	1.31	2.85	5.66	0.12	(0.69)
Diluted earnings (loss) attributable to Stewart	1.24	2.60	4.61	0.12	(0.69)

Cash dividends	0.10	0.10	0.10	0.05	0.05
Stockholders’ equity	29.18	29.47	29.91	24.01	24.40

Market price:
High	37.87	34.39	28.35	12.74	14.93
Low	27.02	22.74	11.54	8.13	7.80
Year end	37.04	32.27	26.00	11.55	11.53
 (1) Pretax figures are before noncontrolling interests.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
MANAGEMENT’S OVERVIEW
For the year ended December 31, 2014, net earnings attributable to Stewart were $29.8 million, or $1.24 per diluted share, compared to $63.0 million, or $2.60 per diluted share, for the same period in 2013. Pretax earnings for the year ended December 31, 2014 were $51.8 million, compared to pretax earnings of $101.1 million for the same period in 2013. Results for the year ended December 31, 2014 include an aggregate of $19.2 million for litigation-related matters, approximately $15.8 million related to costs incurred for a shareholder settlement, including related advisory expenses, acquisition integration, projects related to the cost management program and $2.7 million of impairment charges. Partially offsetting these charges was a credit relating to a recovery of a portion of a large title loss and realized gains of $9.1 million.

Total revenues for 2014 were $1,870.8 million, a decrease of $57.2 million, or 3.0%, from $1,928.0 million for the 2013 year, due principally to fewer transactions closed resulting from a decline in overall housing industry activity, partially offset by the impact of acquisitions.

Our title segment revenues for the fourth quarter 2014 were $449.3 million, an increase of 6.3% from the fourth quarter 2013 and an increase sequentially of 2.0% from the third quarter 2014. In the fourth quarter 2014, the title segment generated pretax earnings of $45.6 million (10.2% margin), as compared with fourth quarter 2013’s pretax earnings of $48.8 million (11.5% margin) and third quarter 2014 pretax earnings of $74.9 million (17.0% margin). Title segment results for the third quarter 2014 include the aforementioned title loss recovery. Our direct operations include local offices, commercial and international operations. We generate commercial revenues both domestically and internationally. U.S. and Canadian commercial revenues increased 12.9% from the fourth quarter 2013 to $47.8 million, and 15.9% sequentially from the third quarter 2014. For the year ended December 31, 2014, commercial revenues increased 13.4%. During 2014, we refined our systems for tracking international revenue and beginning fourth quarter 2014, we reported on commercial revenues generated outside of the United States and Canada, which include Europe, Australia, the Caribbean, and Latin America. Commercial revenues from those areas were $2.8 million for the fourth quarter 2014, and $14.8 million for the full year. For the fourth quarter, total international revenues were $28.3 million, up 1.3% from $27.9 million in the fourth quarter 2013. For the year, total international revenues were $116.6 million, up 3.4% from $112.8 million in 2013.

Revenues from our mortgage services segment increased to $70.1 million for the fourth quarter 2014, from $22.8 million in the fourth quarter 2013, largely due to acquisitions of Wetzel Trott, Inc., the title and collateral valuation business of DataQuick Lending Solutions; and LandSafe Title, all of which closed in the second and third quarters 2014. Revenues also increased as the result of new contracts which began contributing meaningful revenue during the second quarter and a net realized gain of $7.4 million. As a result, the segment reported pretax earnings of $7.4 million in the fourth quarter 2014 compared to a pretax loss of $3.7 million and pretax earnings of $3.3 million for the fourth quarter 2013 and third quarter 2014, respectively.

Our 2014 financial results reflect the continuing implementation of both our strategic plan and our value-creation strategies which were announced early in 2014. We are making significant progress in the transformation of our mortgage services operations with the acquisitions completed in the second and third quarters 2014. Our title operations performed solidly in a generally lackluster housing environment, and title losses were within their historic range, although quarter to quarter volatility remains.

We remain committed to our stated goal of achieving a minimum of $25.0 million of annualized structural cost savings exclusive of market conditions by the end of 2015. Activity around the cost management program intensified during the quarter in accordance with the underlying project plans. Although this level of work and related expenses will continue through 2015, we have already achieved approximately $10.0 million of annualized savings.

During the fourth quarter 2014, we acquired approximately 0.2 million shares of our Common Stock for an aggregate purchase price of $5.8 million pursuant to the previously announced $70 million stock repurchase program and, since the inception of the program, have acquired 0.7 million shares for an aggregate purchase price of $22.0 million.

The Consumer Financial Protection Bureau’s mortgage disclosure rules become effective August 1, 2015. While we and the entire industry are working diligently to provide the necessary changes in technology, processes and training, there is a potential industry-wide slowdown in transactions in the third quarter 2015 as the industry works through the implementation of these rules. We have a significant team dedicated to technology and process changes as well as training to implement the mortgage disclosure rules.

CRITICAL ACCOUNTING ESTIMATES
Actual results can differ from our accounting estimates. While we do not anticipate significant changes in our estimates, there is a risk that such changes could have a material impact on our consolidated financial condition or results of operations for future periods.
Title loss reserves
Our most critical accounting estimate is providing for title loss reserves.

Provisions for title losses, as a percentage of title operating revenues, were 4.7%, 5.9% and 8.1% for the years ended December 31, 2014, 2013 and 2012, respectively. We recorded an increase related to large claims of $6.9 million in the fourth quarter of 2014 due to new large claims and adjustments to existing large claims and we recorded a policy loss reserve reduction in the third quarter of 2014 relating to a partial recovery on a large claim recorded in prior years. Actual loss payment experience, including the impact of large losses, is the primary reason for increases or decreases in our loss provision. A change of 100 basis points in this percentage, a reasonably likely scenario based on our historical loss experience, would have increased or decreased our provision for title losses and pretax operating results approximately $17.1 million for the year ended December 31, 2014.

	2014	2013	2012
	($ in millions)
Provisions – Known Claims:
Current year	18.4	24.0	19.0
Prior policy years-bulk reserves	—	10.7	10.7
Prior policy years	48.3	72.5	97.1
	66.7	107.2	126.8
Provisions – IBNR
Current year	46.2	68.0	81.4
Prior policy years-bulk reserves	10.7	—	—
Prior policy years	6.0	14.3	39.6
	62.9	82.3	121.0
Transferred IBNR to Known Claims	(48.3)	(83.2)	(107.8)
Total provisions	81.3	106.3	140.0

Provisions for known claims arise primarily from prior policy years as claims are not typically reported until several years after policies are issued. Provisions - Incurred But Not Reported (IBNR) are estimates of claims expected to be incurred over the next 20 years; therefore, it is not unusual or unexpected to experience adjustments to the provisions in both current and prior policy years as new loss development of policy years occurs. This loss experience may result in changes to our estimate of total ultimate losses expected (i.e., the IBNR policy loss reserve). As claims become known, provisions are reclassified from IBNR to known claims. Adjustments relating to large losses may impact provisions for either known claims or for IBNR.

Known claims provisions decreased for the year ended December 31, 2014 to $66.7 million from $107.2 million in 2013, primarily as a result of adjustments to existing claims on policies issued in previous years and a reclassification of $10.7 million of bulk reserves to an IBNR provision for prior policy years. Current year provisions - IBNR are recorded on policies issued in the current year as a percentage of premiums realized (provisioning rate). For the year ended December 31, 2014, current year provisions - IBNR decreased $21.8 million to $46.2 million compared to 2013. As a percentage of title operating revenues, provisions - IBNR for the current policy year decreased from 3.8% in 2013 to 2.7% in 2014 due to a decrease in the incurred losses resulting from the lowering of the provisioning rate effective for policies issued in the first quarter 2014. This trend is indicative of lower incurred losses as the claims environment has continued to improve. Provisions - IBNR relating to prior policy years slightly increased due to the reclassification of bulk reserves from the known claims provision as well as the adverse development relating to certain older policy years with higher than normal claims.

In addition to title policy claims, we incur losses in our direct operations from escrow, closing and disbursement functions. These escrow losses typically relate to errors or other miscalculations of amounts to be paid at closing, including timing or amount of a mortgage payoff, payment of property or other taxes and payment of homeowners’ association fees. Escrow losses also arise in cases of mortgage fraud, and in those cases the title insurer incurs the loss under its obligation to ensure that an unencumbered title is conveyed. Escrow losses are recognized as expense when discovered and are typically paid less than 12 months after the loss is discovered. For the years ended December 31, 2014 and 2013, we accrued approximately $4.5 million and $7.6 million, respectively, for policy loss reserves relating to legacy escrow losses arising principally from mortgage fraud.

We consider our actual claims payments and incurred loss experience, including consideration of the frequency and severity of claims compared to our actuarial estimates of claims payments and incurred losses, in determining whether our overall loss experience has improved or worsened compared to prior periods. We also consider the impact of economic or market factors on particular policy years to determine whether the results of those policy years are indicative of future expectations. In addition, we evaluate the frequency and severity of large losses in determining whether our experience has improved or worsened. Our method for recording the reserves for title losses on both an interim and annual basis begins with the calculation of our current loss provision rate which is applied to our current premium revenues, resulting in a title loss expense for the period. This loss provision rate is set to provide for losses on current year policies and is determined using moving average ratios of recent actual policy loss payment experience (net of recoveries) to premium revenues.

At each quarter end, our recorded reserve for title losses begins with the prior period’s reserve balance for claim losses, adds the current period provision to that balance and subtracts actual paid claims, resulting in an amount that our management compares to its actuarially-based calculation of the ending reserve balance necessary to provide for future title losses. The actuarially-based calculation is a paid loss experience calculation where loss experience factors are selected based on company data and input from our third-party actuaries. We also obtain input from third-party actuaries in the form of a reserve analysis utilizing generally accepted actuarial methods. While we are responsible for determining our loss reserves, we utilize this actuarial input to assess the overall reasonableness of our reserve estimation. If our recorded reserve amount is not at the actuary’s point estimate but is within a reasonable range (+/- 4.0%) of our actuarially-based reserve calculation and the actuary’s point estimate, our management assesses the major factors contributing to the different reserve estimates in order to determine the overall reasonableness of our recorded reserve, as well as the position of the recorded reserves relative to the point estimate and the estimated range of reserves. The major factors considered can change from period to period and include items such as current trends in the real estate industry (which management can assess although there is a time lag in the development of this data for use by the actuary), the size and types of claims reported and changes in our claims management process. If the recorded amount is not within a reasonable range of our third-party actuary’s point estimate, we will adjust the recorded reserves in the current period and reassess the provision rate on a prospective basis. Once our reserve for title losses is recorded, it is reduced in future periods as a result of claims payments and may be increased or reduced by revisions to our estimate of the overall level of required reserves.

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
Our accruals for revenues on unreported policies from agencies were not material to our consolidated assets or stockholders’ equity as of December 31, 2014 and 2013. The differences between the amounts our agencies have subsequently reported to us compared to our estimated accruals are substantially offset by any differences arising from prior years’ accruals and have been immaterial to consolidated assets and stockholders’ equity during each of the three prior years. We believe our process provides the most reliable estimate of the unreported revenues on policies and appropriately reflects the trends in agency policy activity.
Goodwill and other long-lived assets
Our evaluation of goodwill is normally completed annually in the third quarter using June 30 balances, but an evaluation may also be made whenever events indicate a potential impairment. This evaluation is based on a combination of a discounted cash flow analysis (DCF) and market approaches that incorporate market multiples of comparable companies and our own market capitalization. The DCF model utilizes historical and projected operating results and cash flows, initially driven by estimates of changes in future revenue levels, and risk-adjusted discount rates. Our projected operating results are primarily driven by anticipated mortgage originations, which we obtain from projections by industry experts. Fluctuations in revenues, followed by our ability to appropriately adjust our employee count and other operating expenses, or large and unanticipated adjustments to title loss reserves, are the primary reasons for increases or decreases in our projected operating results. Our market-based valuation methodologies utilize (i) market multiples of earnings and/or other operating metrics of comparable companies and (ii) our market capitalization and a control premium based on market data and factors specific to our ownership and corporate governance structure (such as our Class B Common Stock). To the extent that our future operating results are below our projections, or in the event of adverse market conditions, an interim review for impairment may be required, which may result in an impairment of goodwill.

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

Goodwill is not amortized, but is reviewed annually and upon the occurrence of an event indicating impairment may have occurred. If determined to be impaired, the impaired portion is expensed to current operations. The process of determining impairment relies on projections of future cash flows, operating results and market conditions. Uncertainties exist in these projections and are subject to changes relating to factors such as interest rates and overall real estate market conditions. As part of this process, we have an option to assess qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. If we decide not to use a qualitative assessment or if the reporting unit fails the qualitative assessment, then we would obtain input from third-party appraisers regarding the fair value of its reporting units. While we are responsible for assessing whether an impairment of goodwill exists, we utilize the input from third-party appraisers to assess the overall reasonableness of our conclusions. We utilized a qualitative assessment for our annual 2014 goodwill impairment test for each of our reporting units, except for mortgage services for which we performed a quantitative assessment utilizing our third-party appraiser to determine the fair value of the reporting unit. Based on our analysis, we determined it was not likely that the fair value of the reporting units was less than their carrying amounts as of June 30, 2014. There were no impairment charges for goodwill during the three years ended December 31, 2014. We recorded a $1.6 million impairment of an intangible asset in 2014.
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
Factors affecting revenues. The principal factors that contribute to changes in operating revenues for our title and mortgage services segments include:

•	mortgage interest rates;

•	availability of mortgage loans;

•	ability of potential purchasers to qualify for loans;

•	inventory of existing homes available for sale;

•	ratio of purchase transactions compared with refinance transactions;

•	ratio of closed orders to open orders;

•	home prices;

•	volume of distressed property transactions;

•	consumer confidence, including employment trends;

•	demand by buyers;

•	number of households;

•	premium rates;

•	market share;

•	independent agent remittance rates;

•	opening of new offices and acquisitions;

•	number of commercial transactions, which typically yield higher premiums;

•	government or regulatory initiatives, including tax incentives;

•	acquisitions or divestitures of businesses; and

•	seasonality and/or weather.

Premiums are determined in part by the values of the transactions we handle. To the extent inflation or market conditions cause increases in the prices of homes and other real estate, premium revenues are also increased. Conversely, falling home prices cause premium revenues to decline. As an overall guideline, a 5% increase in home prices results in an approximate 3.6% increase in title premiums. Home price changes may override the seasonal nature of the title insurance business. Historically, our first quarter is the least active in terms of title insurance revenues as home buying is generally depressed during winter months. Our second and third quarters are the most active as the summer is the traditional home buying season, and while commercial transaction closings are skewed to the end of the year, individually large commercial transactions can occur any time of year.
Industry data. Published mortgage interest rates and other selected residential data for the years ended December 31, 2014, 2013 and 2012 follow (amounts shown for 2014 are preliminary and subject to revision). The amounts below may not relate directly to or provide accurate data for forecasting our operating revenues or order counts.
Our statements on home sales, mortgage interest rates and loan activity are based on published industry data from sources including Fannie Mae, the National Association of Realtors®, the Mortgage Bankers Association and Freddie Mac.

	2014	2013	2012
Mortgage interest rates (30-year, fixed-rate) – %
Averages for the year	4.17	3.98	3.66
First quarter	4.36	3.50	3.92
Second quarter	4.23	3.69	3.80
Third quarter	4.14	4.44	3.55
Fourth quarter	3.97	4.30	3.36
Mortgage originations – $ billions	1,167	1,866	2,154
Refinancings – % of originations	43.4	60.2	71.5
New home sales – in millions	0.44	0.43	0.37
Existing home sales – in millions	4.34	4.48	4.13
Existing home sales – median sales price in $ thousands	209.0	197.4	177.2

The real estate market experienced increasing home prices in 2014 and is expected to see some continued improvement in 2015. Mortgage rates remain historically low and lending standards continue to become less stringent. Fannie Mae is forecasting a 5.8% increase in total home sales for 2015, most of which is likely to come from growth in existing home sales. It is expected the rising share of new home sales will lead to a healthy increase in single-family construction of about 19%, or 765,000 units.
Trends and order counts. For the three years ended December 31, 2014, mortgage interest rates (30-year, fixed-rate) have fluctuated from a monthly low of 3.4% in November 2012 to a monthly high of 4.49% in September 2013. In 2014, total mortgage originations and refinancing mortgage originations decreased 37.5% and 54.9%, respectively, from 2013. During 2014, sales of new homes and existing homes increased 1.4% and decreased 3.1%, respectively, from 2013. In 2013, sales of new homes and existing homes increased 16.3% and 8.6%, respectively, from 2012.

For 2014, we are reporting open and closed order information, based on more detailed reporting information that became available beginning in the fourth quarter 2014, but due to system constraints, we are unable to provide comparable data for 2013 and 2012. The new reporting is more comprehensive than in prior quarters, as it now includes orders through our centralized title operations.

The number of direct title orders opened follows:

	2014	2013	2012
	(in thousands)
First quarter	86	105	103
Second quarter	104	116	111
Third quarter	126	95	112
Fourth quarter	111	76	104
	427	392	430
The number of direct title orders closed follows:

	2014	2013	2012
	(in thousands)
First quarter	55	73	71
Second quarter	72	85	79
Third quarter	85	76	81
Fourth quarter	84	62	85
	296	296	316
RESULTS OF OPERATIONS
A comparison of our results of operations for 2014 to 2013 and 2013 to 2012 follows. Factors contributing to fluctuations in results of operations are presented in the order of their monetary significance, and we have quantified, when necessary, significant changes. Results from our mortgage services and corporate segments are included in year-to-year discussions and, when relevant, are discussed separately. Our employee costs and certain other operating expenses are sensitive to inflation.
Title revenues. Revenues from direct title operations increased $44.7 million, or 5.9%, and $25.5 million, or 3.5%, in 2014 and 2013, respectively. Revenues in 2014 increased primarily due to the title-related component of the acquisitions closed in the second quarter 2014 and a continued shift in mix to more residential resale and commercial orders, partially offset by declining refinance transaction volume. International revenues (including foreign-sourced commercial revenues of $13.2 million) increased $3.8 million, or 3.4%, and decreased $1.7 million, or 1.5%, respectively, in 2014 compared to 2013 and in 2013 compared to 2012. Revenues from U.S. and Canadian commercial and other large transactions increased $18.4 million, or 13.4%, and increased $16.1 million, or 13.3%, respectively, in 2014 compared to 2013 and in 2013 compared to 2012. While year-to-year results for commercial business can fluctuate considerably due to timing of when large transactions close, our commercial operation continued to improve its position in the marketplace.

Revenues from independent agencies decreased $140.3 million, or 13.4%, in 2014 and increased $39.0 million, or 3.9%, in 2013 compared to 2012. Revenues from independent agencies fluctuate based on the same general factors that influence revenues from direct title operations. Although we do not specifically know our agents’ order composition, we believe the proportion of their orders from refinancing transactions was higher than previously thought and higher than in our direct operations. Therefore, the decline in independent agency revenue relative to direct revenue is largely due to this higher proportion of refinancing transactions than in our direct operations, and, in 2014, the contribution of the acquisitions to our direct offices as well as agency revenue that is now recorded as direct revenue due to those acquisitions. Consistent with our strategy for this channel, our focus is on increasing profit margins in every state, increasing premium revenue in states where remittance rates are above 20%, and maintaining the quality of our agency network, which we believe to be the industry’s best, in order to mitigate claims risk and drive consistent future performance. While market share is important in our agency operations channel, it is not as important as margins, remittance rates and risk mitigation.

Title revenues by geographic location. The approximate amounts and percentages of consolidated title operating revenues for the last three years were as follows:

	Amounts ($ millions)			Percentages
	2014	2013	2012	2014	2013	2012
Texas	338	328	292	20	18	17
New York	238	219	190	14	12	11
California	123	146	203	7	8	12
International	118	118	117	7	7	7
Florida	73	73	70	4	4	4
All others	824	926	874	48	51	49
	1,714	1,810	1,746	100	100	100
Mortgage services revenues. Mortgage services operating revenues increased $29.4 million, or 28.4%, in 2014 and decreased $40.1 million, or 27.9%, in 2013. The increase in revenues in 2014 is largely due to the acquisitions closed in the second and third quarters of 2014 as well as the stabilization of the legacy mortgage services business. The decline in 2013 was largely due to the nature of the contracts, which were primarily project-based. Mortgage services segment revenues increased $72.1 million, or 59.1%, in 2014 and decreased $36.7 million, or 23.1% in 2013. Revenues from the acquisitions pertaining to centralized title operations are included in the mortgage services segment revenues in accordance with applicable segment accounting rules.

During 2014, we completed acquisitions of three companies that provide collateral valuation, settlement services, title and closing services and loan quality control and due diligence services. These acquisitions expand our offerings to mortgage lenders and progress continues on integrating these acquisitions. The original synergy estimate of approximately $5.0 million of future annualized savings has been achieved. We will continue to optimize these businesses with those of the legacy Stewart Lender Services businesses, as well as the broader Stewart organization, and we expect improving margins in 2015 in this segment.

With the acquisitions completed during 2014, we are making significant progress towards achieving the transformation of this segment from its historical service offerings for the management of defaulted and distressed loans to a more sustainable suite of service offerings that support the ongoing loan origination and servicing support needs of lenders. We will, however, maintain our default services expertise so that this segment will have products that move in concert with traditional mortgage origination cycles and products that will provide revenue in down markets.
Investment income. Investment income increased $1.3 million, or 8.5%, and $1.7 million, or 12.2%, in 2014 and 2013, respectively. The increase in 2014 was primarily due to increases in average balances invested. Certain investment gains and losses, which are included in our results of operations in investment and other gains (losses) - net, were realized as part of the ongoing management of our investment portfolio for the purpose of improving performance. The increase in 2013 was primarily due to increases in average balances invested.

In 2014, investment and other gains (losses) - net included realized gains of $5.6 million from the reduction in the fair value of a contingent consideration liability, $3.8 million from the sale of a business and $1.1 million from the sale of debt and equity investments available-for-sale, partially offset by charges of $1.9 million relating to office closure costs, $1.6 million relating to the impairment of an intangible asset and $1.0 million relating to the impairment of a cost-basis investment.

In 2013, investment and other (losses) gains - net included a $5.4 million non-cash charge relating to the early retirement of $37.8 million of 6% Convertible Senior (Notes), a $1.5 million loss on the sale of an equity investment and $1.0 million for the impairment of cost-basis investments offset by realized gains of $2.7 million from the sale of debt and equity investments available-for-sale, $2.3 million from non-title-related insurance policy proceeds and $1.9 million from the sale of real estate.

In 2012, investment and other gains (losses) - net included realized gains of $8.0 million from the sale of debt and equity investments available-for-sale and sale of fixed assets, partially offset by realized losses of $0.8 million for the impairment of cost-basis investments.

Retention by agencies. Amounts retained by title agencies are based on agreements between the agencies and our title underwriters. On average, amounts retained by independent agencies, as a percentage of revenues generated by them, were 81.5%, 81.1% and 82.3% in the years 2014, 2013 and 2012, respectively. The average retention percentage may vary from year-to-year due to the geographical mix of agency operations, the volume of title revenues and, in some states, laws or regulations. Due to the variety of such laws or regulations, as well as competitive factors, the average retention rate can differ significantly from state to state. In addition, a high proportion of our independent agencies are in states with retention rates greater than 80%, and so we expect our average retention percentage to remain in the 81%-82% range over the near to medium term.
Selected cost ratios (by segment). The following table shows employee costs and other operating expenses as a percentage of related title insurance and mortgage services operating revenues.

	Employee costs (%)			Other operating (%)
	2014	2013	2012	2014	2013	2012
Title	23.9	21.6	19.4	15.4	13.1	14.5
Mortgage services	63.5	65.0	62.3	30.3	19.5	7.7
These two categories of expenses are discussed below in terms of year-to-year monetary changes.
Employee costs. Including the impact of acquisitions, employee costs for the combined business segments increased $53.3 million, or 9.3%, in 2014 and $28.6 million, or 5.3%, in 2013. Excluding the impacts of acquisitions and integration-related severance costs, employee costs for the combined business segments decreased 1.3% from 2013. Our total employee count at December 31, 2014, 2013 and 2012 were approximately 7,400, 6,600 and 6,300, respectively.

In 2014, total employee count increased by approximately 770 employees, or 11.7%, including acquisitions. We experienced an increase of approximately 890 employees due to the recent acquisitions and 370 employees related to a new service offering and contract, partially offset by subsequent reductions of approximately 120 employees at these acquired operations and reductions of approximately 370 employees at existing operations. In 2014, total mortgage services employee count increased by approximately 800 employees, with an increase of approximately 780 employees due to the recent acquisitions and 370 employees related to a new service offering and contract, partially offset by subsequent reductions of approximately 80 employees at these acquired operations and reductions of approximately 270 employees at existing mortgage service operations. In 2014, total title segment employee count decreased by approximately 35 employees, resulting from a decrease of approximately 105 employees from existing, sold or closed title operations, reductions of 40 employees of acquired title operations, partially offset by increased employee count of 110 resulting from acquired operations.

In 2013, we increased our employee count company-wide by approximately 351, or 5.6%, including acquisitions. The increase in employee count other than relating to acquisitions was largely driven to handle increased business activity. In addition, employee costs were influenced by higher incentive compensation due to the improved operating results, partially offset by lower contract labor.

In 2012, we increased our employee count company-wide by approximately 691, or 12.3% including acquisitions. The increase in employee count was largely driven by new mortgage services contracts (see discussion below). Employee costs were also influenced by increased contract labor for the aforementioned mortgage services contracts as well as higher incentive compensation expense driven by the improvement in pretax earnings before noncontrolling interest.

In our mortgage services segment, total employee costs as a percentage of operating revenue decreased to 63.5% from 65.0% in 2013. Actual costs increased $39.9 million, or 50.3%, in 2014. The employee costs were impacted by the increase in employees related to the 2014 acquisitions as well as the new service offering and contract. In 2013, actual costs increased $2.4 million, or 2.2%, primarily due to staff being retained while new contracts were solicited after existing contracts had expired. It was important to retain the knowledge base for servicing the new contracts. New contracts generally require several months to reach steady-state revenues and normalized margins.

Other operating expenses. Other operating expenses include costs that are fixed in nature, costs that follow, to varying degrees, changes in transaction volumes and revenues and costs that fluctuate independently of revenues. Costs that are fixed in nature include attorney and professional fees, equipment rental, insurance, rent and other occupancy expenses, repairs and maintenance, technology costs, telephone and title plant expenses. Costs that follow, to varying degrees, changes in transaction volumes and revenues include fee attorney splits, bad debt expenses, certain mortgage services expenses, copy supplies, delivery fees, outside search fees, postage, premium taxes and title plant maintenance expenses. Costs that fluctuate independently of revenues include general supplies, litigation defense, business promotion and marketing and travel.

In 2014, other operating expenses for the combined business segments increased $67.0 million, or 23.9%. In 2014, other operating expenses include an aggregate of $19.2 million for litigation-related matters and approximately $11.6 million related to costs incurred for a shareholder settlement, including related advisory expense, acquisition integration and projects related to the cost management program. Excluding the impact of these non-recurring costs, other operating costs for the combined business segments would have increased $36.2 million, or 12.9%.

Excluding the costs listed above, in 2014, costs fixed in nature increased $14.7 million, or 12.1%, primarily due to $16.9 million of fixed other operating costs of the recent acquisitions partially offset by $2.2 million of decreased costs incurred by existing operations. These increases are primarily due to increased technology costs, rent and other occupancy expenses. Costs that follow, to varying degrees, changes in transaction volumes and revenues increased $21.9 million, or 21.8%, in 2014, primarily due to increases in certain mortgage services expenses (resulting from increased mortgage service revenues related to the acquisitions) and fee attorney splits. Excluding the non-recurring litigation-related costs, costs that fluctuate independently of revenues decreased $0.3 million, or less than 1%.

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
Title losses. Provisions for title losses, as a percentage of title operating revenues, were 4.7%, 5.9% and 8.1% in 2014, 2013 and 2012, respectively, including adjustments to certain large claims and escrow losses.
In addition to our normal title loss provision, we incurred $6.9 million in the fourth quarter 2014 relating to new large claims and adjustments to existing large claims. In the third quarter 2014, we recovered a portion of a large title loss incurred in prior years (legal agreements associated with this recovery preclude additional disclosure). In the second quarter 2014, we reduced our policy loss reserves by $6.5 million due to the results of our semi-annual actuarial analysis. As there was no adverse policy loss development on non-large claims in 2014, we lowered our overall loss provisioning rate in the third quarter 2014. The provisioning rate was previously lowered at the beginning of the second quarter 2013.

For the year ended December 31, 2014, title losses decreased 23.5% when compared to the same period in 2013. Excluding the impact of the reserve reductions and recovery described above, and increases to large claims (recorded in the third and fourth quarters of 2014 and fourth quarter 2013), title losses were 5.6% and 5.9% for the years ended December 31, 2014 and 2013, respectively. The title loss ratio in any given quarter can be significantly influenced by new large claims incurred as well as adjustments to reserves for existing large claims, and we continue to manage and resolve large claims prudently and in keeping with our commitments to our policyholders. For the years ended December 31, 2014 and 2013, we recorded approximately $4.4 million and $7.6 million, respectively, for policy loss expense relating to legacy escrow losses arising primarily from mortgage fraud.

Cash claim payments decreased 25.1% in 2014 and 6.7% in 2013.

Our liability for estimated title losses as of December 31, 2014 comprises both known claims and our estimate of claims that may be reported in the future (IBNR). Known claims reserves are reserves related to actual losses reported to us. Our reserve for known claims comprises both claims related to title insurance policies as well as losses arising from escrow, closing and funding operations due to fraud or error (which are recognized as expense when discovered). The amount of the reserve represents the aggregate, non-discounted future payments (net of recoveries) that we expect to incur on policy and escrow losses and in costs to settle claims.

	December 31, 2014	December 31, 2013
	($000 omitted)
Known claims	111.7	129.5
IBNR	383.7	377.4

Total estimated title losses	495.4	506.9

Title claims are generally incurred three to five years after policy issuance and the timing of payments on these claims can significantly impact the balance of known claims, since in many cases claims may be open for several years before resolution and payment occur and thus the estimate of ultimate amount to be paid may be modified over that time period.
For the year ended December 31, 2013, title losses decreased 24.1% in connection with the 3.8% increase in the title operating revenues when compared to the same period in 2012. Losses incurred on known claims for the year 2013 decreased 15.5% compared to the year 2012.
Our title policy loss development continued to improve during 2013, reflecting an ongoing decline in prior policy year loss experience on non-large title policies as well as our continued attention to prudent risk management and emphasis on the quality and profitability of our independent agency network. We recorded policy loss reserve reductions relating to non-large losses on prior policy years aggregating approximately $22.1 million for the year ended December 31, 2013. However, these reductions were largely offset by increases in reserves relating to new and existing large losses aggregating approximately $19.3 million for the year ended December 31, 2013. The overall effect of these adjustments was a reallocation of policy loss reserves from non-large claims to large claims. As a result of the policy loss development improvement, we lowered our overall provisioning rate on non-large claims effective with policies issued in the second quarter and again in the fourth quarter of 2013.
The year ended December 31, 2012 included charges of $17.8 million resulting from large title claims relating to policies issued in prior years. As anticipated, our overall loss experience on non-large claims continued to improve relative to prior year periods and was in line with our actuarial expectations, which allowed us to lower the overall loss provision rate effective with policies issued in the third quarter 2012. Losses incurred on known claims for the year 2012 increased 1.3% compared to the year 2011.

Excluding the impact of the reserve reductions, large losses, and defalcations (net of recoveries), title losses as a percent of title operating revenues were 5.6%, 6.0% and 7.1% in 2014, 2013 and 2012, respectively.

Depreciation and amortization. Depreciation and amortization expense increased $6.3 million to $24.2 million in 2014 from $17.9 million in 2013. The increase is primarily due to $3.3 million of amortization expense on acquired intangible assets, $1.6 million of amortization expense relating to an underwriter production system placed into service July 1, 2014 and $0.7 million of additional depreciation expense on the fixed assets of the acquisitions.
Income taxes. Our effective tax rates were 31.2%, 31.1% and (37.3)% for 2014, 2013 and 2012, respectively, based on earnings before taxes and after deducting noncontrolling interests of $43.3 million, $91.5 million and $79.5 million in 2014, 2013 and 2012, respectively. In the fourth quarter 2014, we released $5.0 million of our deferred tax assets valuation allowance relating to foreign tax credit carryforwards that we believe will more-likely-than-not be utilized prior to expiration. As of December 31, 2014, our remaining deferred tax assets valuation allowance was $2.6 million, relating to certain state and foreign net operating loss carryforwards.

In the fourth quarter 2013, we released $6.6 million of our valuation allowance relating to a portion of our foreign tax credit carryforwards.

Contractual obligations. Our material contractual obligations at December 31, 2014 were:

	Payments due by period ($ millions)
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Credit facility	—	—	60.0	—	60.0
Notes payable	5.4	0.2	—	—	5.6
Operating leases	48.4	72.1	47.4	18.3	186.2
Estimated title losses	138.7	178.3	71.8	106.6	495.4
	192.5	250.6	179.2	124.9	747.2

Material contractual obligations consist primarily of amounts drawn on our line of credit facility which expires October 2019, notes payable, operating leases and estimated title losses. The timing above for payments of notes payable is based upon contractually stated payment terms of each debt agreement. Operating leases are primarily for office space and expire over the next ten years. The timing shown above for the payments of estimated title losses is not set by contract. Rather, it is projected based on historical payment patterns. The actual timing of estimated title loss payments may vary materially from the above projection since claims, by their nature, are complex and paid over long periods of time. Title losses paid were $86.7 million, $115.7 million and $124.0 million in 2014, 2013 and 2012, respectively

LIQUIDITY AND CAPITAL RESOURCES
Our liquidity and capital resources reflect our ability to generate cash flow to meet our obligations to shareholders, customers (payments to satisfy claims on title policies), vendors, employees, lenders and others. As of December 31, 2014, our cash and investments, including amounts reserved pursuant to statutory requirements, aggregated $805.7 million ($309.8 million net of statutory reserves).
Cash held at the parent company totaled $15.2 million at December 31, 2014. As a holding company, the parent company is funded principally by cash from its subsidiaries in the form of dividends, operating and other administrative expense reimbursements, and pursuant to intercompany tax sharing agreements. The expense reimbursements are paid in accordance with management agreements, approved by the Texas Department of Insurance, among us and our subsidiaries. In addition to funding operating expenses, cash held at the parent company is used for dividend payments to common shareholders and our stock repurchase program. To the extent such uses exceed cash available, the parent company is dependent on distributions from its regulated title insurance underwriter, Stewart Title Guaranty Company (Guaranty).

A substantial majority of our consolidated cash and investments as of December 31, 2014 was held by Guaranty and its subsidiaries. The use and investment of these funds, dividends to the parent company, and cash transfers between Guaranty and its subsidiaries and the parent company are subject to certain legal and regulatory restrictions. In general, Guaranty may use its cash and investments in excess of its legally-mandated statutory premium reserve (established in accordance with requirements under Texas law) to fund its insurance operations, including claims payments. Guaranty may also, subject to certain limitations, provide funds to its subsidiaries (whose operations consist principally of field title offices and entities comprising the mortgage services segment) for their operating and debt service needs.
We maintain investments in accordance with certain statutory requirements in the states of domicile of our underwriters for the funding of statutory premium reserves. Statutory premium reserves, which approximated $438.5 million and $450.6 million at December 31, 2014 and 2013, respectively, are required to be fully funded and invested in high-quality securities and short-term investments. In addition, cash and cash equivalents-statutory reserve funds were approximately $57.4 million and $15.1 million at December 31, 2014 and 2013, respectively. Cash and cash equivalents-statutory reserve funds are not restricted or segregated in depository accounts. If the Company fails to maintain minimum investments or cash and cash equivalents to meet statutory requirements, the Company may be subject to fines or other penalties, including potential revocation of its business license. As of December 31, 2014, our statutory estimate of claims that may be reported in the future totaled $383.7 million. In addition to this, we had cash and investments (excluding equity method investments) of $185.1 million which are available for underwriter operations, including claims payments.

The ability of Guaranty to pay dividends to its parent is governed by Texas insurance law. The Texas Department of Insurance must be notified of any dividend declared, and any dividend in excess of a statutory maximum (20% of surplus, which approximated $105.2 million as of December 31, 2014) would be by regulation considered extraordinary and subject to preapproval by the Department. Also, the Texas Insurance Commissioner may raise an objection to a planned distribution during the notification period. However, Guaranty’s actual ability or intent to pay dividends to its parent may be constrained by business and regulatory considerations, such as the impact of dividends on surplus and the liquidity ratio, which could affect its ratings and competitive position, the amount of insurance it can write and its ability to pay future dividends. As of December 31, 2014, our statutory liquidity ratio for our principal underwriter was 0.96 to 1. Our internal objective is to achieve and maintain a ratio of at least 1:1, as we believe that ratio is crucial from both a ratings agency and competitive perspective. On an ongoing basis, this ratio will largely guide our decisions as to frequency and magnitude of dividends from the underwriter to the parent company. Further, depending on business and regulatory conditions, we may in the future need to retain cash in Guaranty or even raise cash in the capital markets to contribute to it in order to maintain its ratings or statutory capital position. Such a requirement could be the result of investment losses, reserve charges, adverse operating conditions in the current economic environment or changes in interpretation of statutory accounting requirements by regulators. Guaranty paid $25.0 million in dividends to its parent in 2014 and none in 2013.

As the parent company conducts no operations apart from its wholly-owned subsidiaries, the discussion below focuses on consolidated cash flows.

	2014	2013	2012
	($ millions)
Net cash provided by operating activities	64.0	87.2	120.5
Net cash used by investing activities	(78.6)	(78.4)	(36.5)
Net cash provided (used) by financing activities	26.0	(18.2)	(18.1)
Operating activities
Our principal sources of cash from operations are premiums on title policies and revenue from title service-related transactions and mortgage servicing support services. Our independent agencies remit cash to us net of their contractual retention. Our principal cash expenditures for operations are employee costs, operating costs and title claims payments.

Cash provided by operations in 2014 was $64.0 million, a decrease of $23.2 million from $87.2 million provided by operations in 2013, which was primarily a result of the decline in net earnings in 2014 compared with 2013.

Although our business is labor intensive, we are focused on a cost-effective, scalable business model which includes utilization of technology, centralization of back and middle office functions and business process outsourcing. Our approach allows us to adjust more easily to fluctuations in transaction volumes. In addition, we remain committed to our stated goal of achieving a minimum of $25.0 million of annualized structural cost savings exclusive of market conditions by the end of 2015. Activity around the cost management program intensified during the fourth quarter 2014 in accordance with the underlying project plans. Although this level of work and related implementation expense will continue through 2015, we have already achieved approximately $10.0 million of annualized savings.

Cash payments on title claims in 2014, 2013 and 2012 were $86.7 million, $115.7 million and $124.0 million, respectively. Claim payments made, net of insurance recoveries, during 2014, 2013 and 2012 include $5.4 million, $23.2 million and $28.8 million, respectively, on large title claims.
Investing activities
Cash from investing activities was generated principally by proceeds from investments matured and sold in the amounts of $197.2 million, $104.5 million and $181.9 million in 2014, 2013 and 2012, respectively. We used cash for the purchases of investments in the amounts of $224.7 million, $160.5 million and $207.7 million in 2014, 2013 and 2012, respectively.

Capital expenditures were $19.5 million, $17.3 million, and $16.8 million in 2014, 2013 and 2012, respectively. We maintain investment in capital expenditures at a level that enables us to implement technologies for increasing our operational and back-office efficiencies. We paid cash for acquisitions of $40.0 million, $14.9 million and $1.2 million in 2014, 2013, and 2012, respectively.

During the years ended 2014, 2013 and 2012, acquisitions resulted in additions to goodwill of $21.4 million, $10.9 million and $4.2 million, respectively.
Financing activities and capital resources
Total debt and stockholders’ equity were $65.6 million and $700.5 million, respectively, as of December 31, 2014. In 2014 and 2013, we repaid $60.8 million and $12.2 million, respectively, of debt in accordance with the underlying terms of the debt instruments. On October 14, 2014, we exchanged the remaining $27.2 million of Notes, at maturity, for an aggregate of 2,111,017 shares of Common Stock. In 2013, we exchanged an aggregate of $37.8 million of Notes for an aggregate of 3,094,440 shares of Common Stock plus cash for accrued and unpaid interest. On October 21, 2014, we replaced our $75.0 million unsecured line of credit with a new $125.0 million unsecured line of credit, which expires October 2019. Amounts outstanding under the new line of credit at December 31, 2014 were $60.0 million and were used principally to fund acquisitions. In order to preserve Guaranty’s liquidity ratio, we also drew on the line of credit to provide working capital at the parent company and to fund the $10.5 million litigation settlement payment by Stewart Title Company in June 2014.

During 2014, we acquired approximately 685,000 shares of our Common Stock for an aggregate purchase price of approximately $22.0 million, pursuant to the previously announced $70 million stock repurchase program. Although we expect the substantial majority of our stock repurchase program to be completed in 2015, we will monitor share price and operating cash flow on an ongoing basis and evaluate the timing for further share repurchases accordingly. Key considerations regarding the timing of future share repurchases include achievement and maintenance of key underwriter financial strength ratios, including the liquidity ratio, maintenance of our underwriter insurer financial strength ratings and our parent company investment grade ratings at their present level and utilization of cash balances to fund growth initiatives.

We paid $2.3 million, $2.2 million and $1.8 million, respectively, in cash dividends to our shareholders representing $0.10 per share of Common Stock outstanding in 2014, 2013 and 2012. The declaration of any future dividend is at the discretion of our Board of Directors. On February 25, 2015, we announced that the board of directors approved an increase of our dividend payable to common shareholders from $0.10 per share annually to $1.00 per share to be paid quarterly at a rate of $0.25 per share beginning in the second quarter 2015.

Effect of changes in foreign currency rates
The effect of changes in foreign currency rates on the consolidated statements of cash flows was a net decrease in cash and cash equivalents of $5.2 million in 2014, a net decrease of $4.9 million in 2013 and a net increase of $1.8 million in 2012. Our principal foreign operating unit is in Canada, and, on average, the value of the Canadian dollar relative to the U.S. dollar decreased during 2014.
***********

We believe we have sufficient liquidity and capital resources to meet the cash needs of our ongoing operations. However, we may determine that additional supplemental debt or equity funding is warranted to provide liquidity for achievement of strategic goals or acquisitions or for unforeseen circumstances. Other than scheduled maturities of debt, operating lease payments and anticipated claims payments, we have no material contractual commitments. We expect that cash flows from operations and cash available from our underwriters, subject to regulatory restrictions, will be sufficient to fund our operations, including claims payments. However, to the extent that these funds are not sufficient, we may be required to borrow funds on terms less favorable than we currently have or seek funding from the equity market, which may not be successful or may be on terms that are dilutive to existing shareholders.
Other-than-temporary impairments of investments. We recorded other-than-temporary impairments of $1.0 million in each of 2014 and 2013, relating to cost-basis investments.
Other comprehensive earnings (loss). Unrealized gains and losses on investments and changes in foreign currency exchange rates are reported net of deferred taxes in accumulated other comprehensive earnings, a component of stockholders’ equity, until realized. In 2014, net unrealized investment gains of $9.2 million, which increased our other comprehensive earnings, were primarily related to increases in fair values of corporate, municipal and government bond investments, partially offset by temporary decreases in fair values of equity securities and deferred taxes. Changes in foreign currency exchange rates, primarily related to our Canadian operations, decreased other comprehensive earnings by $7.6 million, net of taxes, in 2014.

In 2013, net unrealized investment losses of $8.9 million, which increased our other comprehensive losses, were primarily related to temporary decreases in fair values of corporate, municipal and government bond investments, partially offset by increases in fair values of equity securities and deferred taxes. Changes in foreign currency exchange rates, primarily related to our Canadian operations, increased other comprehensive loss by $6.8 million, net of taxes, in 2013.

In 2012, net unrealized investment gains of $7.0 million, which increased our other comprehensive earnings, were primarily related to increases in market values of corporate bond investments. Changes in foreign currency exchange rates, primarily related to our Canadian operations, increased other comprehensive earnings by $2.9 million, net of taxes, in 2012.
Off-balance sheet arrangements. We do not have any material source of liquidity or financing that involves off-balance sheet arrangements, other than our contractual obligations under operating leases. We also routinely hold funds in segregated escrow accounts pending the closing of real estate transactions and have qualified intermediaries in tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code. The Company holds the proceeds from these transactions until a qualifying exchange can occur. In accordance with industry practice, these segregated accounts are not included on the balance sheet. See Note 17 to our accompanying consolidated financial statements.

Forward-looking statements. Certain statements in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to future, not past, events and often address our expected future business and financial performance. These statements often contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “will,” “foresee” or other similar words. Forward-looking statements by their nature are subject to various risks and uncertainties that could cause our actual results to be materially different than those expressed in the forward-looking statements. These risks and uncertainties include, among other things, tenuous economic conditions; adverse changes in the level of real estate activity; changes in mortgage interest rates, existing and new home sales, and availability of mortgage financing; our ability to respond to and implement technology changes, including the completion of the implementation of our enterprise systems; the impact of unanticipated title losses or the need to strengthen our policy loss reserves; any effect of title losses on our cash flows and financial condition; the impact of vetting our agency operations for quality and profitability; changes to the participants in the secondary mortgage market and the rate of refinancings that affect the demand for title insurance products; regulatory non-compliance, fraud or defalcations by our title insurance agencies or employees; our ability to timely and cost-effectively respond to significant industry changes and introduce new products and services; the outcome of pending litigation; the impact of changes in governmental and insurance regulations, including any future reductions in the pricing of title insurance products and services; our dependence on our operating subsidiaries as a source of cash flow; the continued realization of expense savings from our cost management program; our ability to successfully integrate acquired businesses; our ability to access the equity and debt financing markets when and if needed; our ability to grow our international operations; and our ability to respond to the actions of our competitors. We expressly disclaim any obligation to update any forward-looking statements contained in this report to reflect events or circumstances that may arise after the date hereof, except as may be required by applicable law.

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
Investments in debt securities at December 31, 2014 mature, according to their contractual terms, as follows (actual maturities may differ because of call or prepayment rights):

	Amortized costs	Fair values
	($ thousands)
In one year or less	60,697	60,879
After one year through two years	23,988	24,682
After two years through three years	53,835	55,315
After three years through four years	63,486	64,968
After four years through five years	55,043	56,306
After five years	277,621	289,717
	534,670	551,867

We believe our investment portfolio is diversified and do not expect any material loss to result from the failure to perform by issuers of the debt securities we hold. Our investments are not collateralized. Foreign debt securities primarily include Canadian government and corporate bonds with aggregate fair values of $135.8 million and $133.8 million as of December 31, 2014 and 2013, respectively. Also included in foreign debt securities are United Kingdom treasury bonds at fair values of $27.3 million and $25.2 million as of December 31, 2014 and 2013, respectively.
Based on our foreign debt securities portfolio and foreign currency exchange rates at December 31, 2014, a 100 basis-point increase (decrease) in foreign currency exchange rates would result in an increase (decrease) of approximately $1.6 million, or 1.0%, in the fair value of our foreign debt securities portfolio. We do not currently employ hedging strategies with respect to foreign currency risk as we do not consider this risk material to the Company. In addition, our international businesses conduct substantially all of their operations in their respective local currencies. Changes in foreign currency exchange rates may affect the fair value of the debt securities portfolio and may result in unrealized gains or losses. Gains or losses would only be realized upon the sale of the investments. Any other-than-temporary declines in fair values of securities are charged to earnings.
Based on our debt securities portfolio and interest rates at December 31, 2014, a 100 basis-point increase (decrease) in interest rates would result in a decrease (increase) of approximately $23.0 million, or 4.2%, in the fair value of our portfolio. Changes in interest rates may affect the fair value of the debt securities portfolio and may result in unrealized gains or losses. Gains or losses would only be realized upon the sale of the investments. Any other-than-temporary declines in fair values of securities are charged to earnings.
Item 8. Financial Statements and Supplementary Data
The information required to be provided in this item is included in our audited Consolidated Financial Statements, including the Notes thereto, attached hereto as pages F-1 to F-27, and such information is incorporated in this report by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Our principal executive officer and principal financial officer are responsible for establishing and maintaining disclosure controls and procedures. They evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2014, and have concluded that, as of such date, our disclosure controls and procedures are adequate and effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) and 15d-15(f)). Our internal control over financial reporting is a process, under the supervision of our principal executive officer and principal financial officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (1992). Based on this assessment, management believes that, as of December 31, 2014, our internal control over financial reporting is effective based on those criteria.
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
There has been no change in our internal control over financial reporting during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As a result, no corrective actions were required or undertaken.

Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Information regarding our directors and management team will be included in our proxy statement for our 2015 Annual Meeting of Stockholders (Proxy Statement), to be filed within 120 days after December 31, 2014, and is incorporated in this report by reference.
Our Board of Directors and Management Team as of February 27, 2015 are:

Board of Directors:
Arnaud Ajdler	Managing Partner of Engine Capital LP
Thomas G. Apel	Chairman of the Board of the Company and CEO of VLN, Inc.
Glenn C. Christenson	Managing Director of Velstand Investments, LLC
Robert L. Clarke	Senior Partner, Bracewell & Giuliani, L.L.P.
Frank Keating	President and CEO of the American Bankers Association
Laurie C. Moore	Chief Executive Officer, The Institute for Luxury Home Marketing
Malcolm S. Morris	Vice Chairman of the Board
Stewart Morris, Jr.	Vice Chairman of the Board
Dr. W. Arthur Porter	Professor Emeritus, University of Oklahoma

Management Team:
Matthew W. Morris	Chief Executive Officer
J. Allen Berryman	Chief Financial Officer, Secretary, Treasurer and Principal Financial Officer
Jay Milligan	Chief Enterprise Sales Officer
John L. Killea	Chief Legal Officer
John A. Arcidiacono	Chief Marketing Officer
Murshid S. Khan	Chief Information Officer
Susan C. McLauchlan	Chief Human Resources Officer
Steven M. Lessack	Group President, International Operations
David A. Fauth	Group President, Centralized Operations
Glenn Clements	Group President, Direct Operations
Patrick Beall	Group President, Agency Operations
Jason Nadeau	Group President, Mortgage and Title Services
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

STEWART INFORMATION SERVICES CORPORATION
(Registrant)

By:	/s/Matthew W. Morris
Matthew W. Morris, Chief Executive Officer

By:	/s/J. Allen Berryman
J. Allen Berryman, Chief Financial Officer, Secretary, Treasurer and Principal Financial Officer

By:	/s/Brian K. Glaze
Brian K. Glaze, Controller and Principal Accounting Officer

Date: February 27, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on our behalf on February 27, 2015 by the following Directors:

/s/ Arnaud Ajdler	/s/ Glenn C. Christenson	/s/ Malcolm S. Morris
(Arnaud Ajdler)	(Glenn C. Christenson)	(Malcolm S. Morris)

/s/ Thomas G. Apel	/s/ Frank Keating	/s/ Stewart Morris, Jr.
(Thomas G. Apel)	(Frank Keating)	(Stewart Morris, Jr.)

/s/ Robert L. Clarke	/s/ Laurie C. Moore	/s/ W. Arthur Porter
(Robert L. Clarke)	(Laurie C. Moore)	(W. Arthur Porter)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Stewart Information Services Corporation:

We have audited Stewart Information Services Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Stewart Information Services Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A. Controls and Procedures. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Stewart Information Services Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Stewart Information Services Corporation and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of earnings and comprehensive earnings, cash flows, and equity for each of the years in the three‑year period ended December 31, 2014, and the financial statement schedules as listed in the accompanying index, and our report dated February 27, 2015 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Houston, Texas
February 27, 2015

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Stewart Information Services Corporation:

We have audited the accompanying consolidated balance sheets of Stewart Information Services Corporation and subsidiaries (“the Company”) as of December 31, 2014 and 2013, and the related consolidated statements of earnings and comprehensive earnings, cash flows, and equity for each of the years in the three‑year period ended December 31, 2014. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Stewart Information Services Corporation and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Stewart Information Services Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Houston, Texas
February 27, 2015

CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE EARNINGS

	For the Years Ended December 31,
	2014	2013	2012
	($000 omitted, except per share)
Revenues
Title insurance:
Direct operations	808,327	763,649	738,136
Agency operations	906,062	1,046,378	1,007,380
Mortgage services	132,891	103,527	143,509
Investment income	16,806	15,492	13,809
Investment and other gains (losses) – net	6,744	(1,066)	7,578
	1,870,830	1,927,980	1,910,412
Expenses
Amounts retained by agencies	738,649	848,437	829,070
Employee costs	624,326	571,026	542,461
Other operating expenses	347,276	280,258	286,496
Title losses and related claims	81,305	106,318	140,029
Depreciation and amortization	24,226	17,920	17,783
Interest	3,236	2,956	5,235
	1,819,018	1,826,915	1,821,074
Earnings before taxes and noncontrolling interests	51,812	101,065	89,338
Income tax expense (benefit)	13,503	28,481	(29,639)
Net earnings	38,309	72,584	118,977
Less net earnings attributable to noncontrolling interests	8,556	9,558	9,795
Net earnings attributable to Stewart	29,753	63,026	109,182

Net earnings	38,309	72,584	118,977
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation	(7,565)	(6,819)	2,919
Change in unrealized gains (losses) on investments	9,793	(7,282)	9,238
Reclassification of adjustment for losses included in net earnings	(555)	(1,601)	(2,255)
Other comprehensive earnings (loss), net of taxes	1,673	(15,702)	9,902
Comprehensive earnings	39,982	56,882	128,879
Less comprehensive earnings attributable to noncontrolling interests	8,556	9,558	9,795
Comprehensive earnings attributable to Stewart	31,426	47,324	119,084

Basic average shares outstanding (000)	22,778	22,096	19,294
Basic earnings per share attributable to Stewart	1.31	2.85	5.66
Dilutive average shares outstanding (000)	24,710	24,741	24,384
Diluted earnings per share attributable to Stewart	1.24	2.60	4.61
See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2014	2013
	($000 omitted)
Assets
Cash and cash equivalents	200,558	194,289
Short-term investments	25,042	38,336
Investments in debt and equity securities available-for-sale, at fair value:
Statutory reserve funds	438,511	450,564
Other	141,592	86,779
	580,103	537,343
Receivables:
Notes	4,031	4,075
Premiums from agencies	42,929	45,249
Income taxes	253	9,477
Trade and other	60,654	55,737
Allowance for uncollectible amounts	(9,193)	(9,871)
	98,674	104,667
Property and equipment, at cost:
Land	5,524	5,559
Buildings	26,399	26,779
Furniture and equipment	215,344	213,585
Accumulated depreciation	(171,914)	(191,657)
	75,353	54,266
Title plants, at cost	76,779	76,822
Real estate, at lower of cost or net realizable value	600	2,636
Investments in investees, on an equity method basis	9,880	9,892
Goodwill	251,868	231,838
Intangible assets, net of amortization	26,311	13,050
Deferred tax assets	800	144
Other assets	46,510	62,775
	1,392,478	1,326,058
Liabilities
Notes payable	65,562	5,827
Convertible senior notes	—	27,119
Accounts payable and accrued liabilities	117,583	119,961
Estimated title losses	495,395	506,888
Deferred tax liabilities	13,485	3,174
	692,025	662,969
Contingent liabilities and commitments
Stockholders’ equity
Common Stock – $1 par, authorized 50,000,000; issued 23,307,909 and 21,803,179; outstanding 22,955,748 and 21,451,018	23,308	21,803
Class B Common Stock – $1 par, authorized 1,500,000; issued and outstanding 1,050,012	1,050	1,050
Additional paid-in capital	179,205	171,915
Retained earnings	479,733	452,314
Accumulated other comprehensive earnings:
Foreign currency translation adjustments	(2,215)	5,350
Unrealized investment gains on investments	14,770	5,532
Treasury stock – 352,161 and 352,161 common shares, at cost	(2,666)	(2,666)
Total stockholders’ equity attributable to Stewart	693,185	655,298
Noncontrolling interests	7,268	7,791
Total stockholders’ equity	700,453	663,089
	1,392,478	1,326,058
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2014	2013	2012
	($000 omitted)
Reconciliation of net earnings to cash provided by operating activities:
Net earnings	38,309	72,584	118,977
Add (deduct):
Depreciation and amortization	24,226	17,920	17,783
Provision for bad debt	1,371	2,170	3,201
Investment and other (gains) losses – net	(6,744)	1,066	(7,578)
Payments for title losses (in excess of) less than provisions	(18,803)	(11,280)	15,248
Insurance recoveries of title losses	17,181	1,914	706
Decrease (increase) in receivables – net	9,397	(5,796)	(16,133)
Increase in other assets – net	(1,878)	(1,467)	(2,779)
(Decrease) increase in payables and accrued liabilities – net	(6,854)	(8,100)	29,278
Increase (decrease) in net deferred income taxes	3,176	16,260	(39,780)
Net earnings from equity investees	(3,442)	(4,137)	(4,253)
Dividends received from equity investees	3,582	4,766	3,426
Stock based compensation expense	4,020	1,006	2,132
Other – net	448	281	294
Cash provided by operating activities	63,989	87,187	120,522
Investing activities:
Proceeds from investments available-for-sale matured and sold	197,195	104,525	181,938
Purchases of investments available-for-sale	(224,714)	(160,500)	(207,690)
Purchases of property and equipment, title plants and real estate – net	(19,537)	(17,282)	(16,752)
Proceeds from the sale of land, buildings, and furniture and equipment	1,415	2,168	4,713
Increases in notes receivable	(307)	(1,002)	(463)
Collections on notes receivable	386	2,666	959
Change in cash and cash equivalents due to sale and deconsolidation of subsidiaries	—	—	1,566
Cash paid for acquisition of subsidiaries and other – net	(39,990)	(14,921)	(1,183)
Proceeds from the sale of equity investees and other assets	15	3,090	—
Proceeds from the sale of real estate	2,105	—	—
Other – net	4,875	2,893	384
Cash used by investing activities	(78,557)	(78,363)	(36,528)
Financing activities:
Proceeds from notes payable	120,273	11,146	450
Payments on notes payable	(60,838)	(12,199)	(5,692)
Purchase of remaining interest of consolidated subsidiaries	(20)	(5,051)	(1,621)
Cash dividends paid	(2,334)	(2,159)	(1,832)
Distributions to noncontrolling interests	(8,986)	(9,239)	(9,512)
Repurchases of Common Stock	(22,048)	—	—
Cash payments for settlement of debt	—	(742)	—
Other—net	(21)	48	87
Cash provided (used) by financing activities	26,026	(18,196)	(18,120)
Effects of changes in foreign currency exchange rates	(5,189)	(4,877)	1,821
Increase (decrease) in cash and cash equivalents	6,269	(14,249)	67,695
Cash and cash equivalents at beginning of year	194,289	208,538	140,843
Cash and cash equivalents at end of year	200,558	194,289	208,538
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2014	2013	2012
	($000 omitted)
Supplemental information:
Retirement of Convertible Senior Notes with issuance of Common Stock	27,190	37,810	—
Receipt of partial building ownership in exchange for debt forgiveness	—	—	1,255
Changes in financial statement amounts due to purchase of subsidiaries:
Goodwill acquired	21,440	10,883	4,183
Receivables and other assets acquired	12,620	6,918	(1,675)
Intangible assets	21,110	8,519	—
Liabilities acquired	(15,180)	(11,399)	(1,325)
Cash paid for acquisitions of subsidiaries and other – net	39,990	14,921	1,183
Income taxes – net (refunded) paid	(106)	18,032	6,747
Interest paid	2,616	2,202	4,427
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF EQUITY

	Common and Class B Common Stock ($1 par value)	Additional paid-in capital	Accumulated other comprehensive earnings	Retained Earnings	Treasury stock	Noncontrolling interests	Total
	($000 omitted)
Balances at December 31,2011	19,656	132,446	16,681	284,097	(2,666)	13,243	463,457
Net earnings attributable to Stewart	—	—	—	109,182	—	—	109,182
Cash dividends on Common Stock ($0.10 per share)	—	—	—	(1,832)	—	—	(1,832)
Stock bonuses and other	50	935	—	—	—	—	985
Exercise of stock options	50	1,044	—	—	—	—	1,094
Purchase of remaining interest of consolidated subsidiary	—	(740)	—	—	—	—	(740)
Net change in unrealized gains and losses on investments (net of tax)	—	—	9,239	—	—	—	9,239
Net realized gain reclassification (net of tax)	—	—	(2,255)	—	—	—	(2,255)
Foreign currency translation (net of tax)	—	—	2,919	—	—	—	2,919
Net earnings attributable to noncontrolling interests	—	—	—	—	—	9,795	9,795
Subsidiary dividends paid to noncontrolling interests	—	—	—	—	—	(9,512)	(9,512)
Net effect of changes in ownership and other	—	—	—	—	—	(1,960)	(1,960)
Balances at December 31, 2012	19,756	133,685	26,584	391,447	(2,666)	11,566	580,372
Net earnings attributable to Stewart	—	—	—	63,026	—	—	63,026
Cash dividends on Common Stock ($0.10 per share)	—	—	—	(2,159)	—	—	(2,159)
Stock bonuses and other	1	900	—	—	—	—	901
Exercise of stock options	2	57	—	—	—	—	59
Conversion of Notes for Common Stock	3,094	38,715	—	—	—	—	41,809
Purchase of remaining interest of consolidated subsidiary	—	(1,442)	—	—	—	—	(1,442)
Net change in unrealized gains and losses on investments (net of tax)	—	—	(7,282)	—	—	—	(7,282)
Net realized gain reclassification (net of tax)	—	—	(1,601)	—	—	—	(1,601)
Foreign currency translation (net of tax)	—	—	(6,819)	—	—	—	(6,819)
Net earnings attributable to noncontrolling interests	—	—	—	—	—	9,558	9,558
Subsidiary dividends paid to noncontrolling interests	—	—	—	—	—	(9,239)	(9,239)
Net effect of changes in ownership and other	—	—	—	—	—	(4,094)	(4,094)
Balances at December 31, 2013	22,853	171,915	10,882	452,314	(2,666)	7,791	663,089
Net earnings attributable to Stewart	—	—	—	29,753	—	—	29,753
Cash dividends on Common Stock ($0.10 per share)	—	—	—	(2,334)	—	—	(2,334)
Stock bonuses and other (including tax effects)	77	3,839	—	—	—	—	3,916
Exercise of stock options	2	56	—	—	—	—	58
Stock repurchases	(685)	(21,363)	—	—	—	—	(22,048)
Conversion of Notes for Common Stock	2,111	25,079	—	—	—	—	27,190
Purchase of remaining interest of consolidated subsidiary	—	(321)	—	—	—	—	(321)
Net change in unrealized gains and losses on investments (net of tax)	—	—	9,793	—	—	—	9,793
Net realized gain reclassification (net of tax)	—	—	(555)	—	—	—	(555)
Foreign currency translation (net of tax)	—	—	(7,565)	—	—	—	(7,565)
Net earnings attributable to noncontrolling interests	—	—	—	—	—	8,556	8,556
Subsidiary dividends paid to noncontrolling interests	—	—	—	—	—	(8,986)	(8,986)
Net effect of changes in ownership and other	—	—	—	—	—	(93)	(93)
Balances at December 31, 2014	24,358	179,205	12,555	479,733	(2,666)	7,268	700,453
See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Years Ended December 31, 2014

NOTE 1
General. Stewart Information Services Corporation, through its subsidiaries (collectively, the Company), is primarily engaged in the business of providing title insurance and real estate transaction related services. The Company operates through a network of production facilities, owned policy-issuing offices and independent agencies in the United States and international markets. Stewart Information Services Corporation is a customer-focused, global title insurance and real estate services company offering products and services through its direct operations, network of approved agencies and other businesses within the Company. The Company provides these services to homebuyers and sellers; residential and commercial real estate professionals; mortgage lenders and servicers; title agencies and real estate attorneys; home builders; and United States and foreign governments. The Company also provides loan origination and servicing support; loan review and audit services; real estate valuation services; loss mitigation; REO asset management; home and personal insurance services; loan due diligence; compliance solutions; service performance management and technology to streamline the real estate process. Approximately 50% of consolidated title revenues for the year ended December 31, 2014 were generated in Texas, New York, California, international operations, Florida and Pennsylvania.
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
C. Consolidation. The consolidated financial statements include all subsidiaries in which the Company owns more than 50% voting rights in electing directors. All significant intercompany amounts and transactions have been eliminated and provisions have been made for noncontrolling interests. Unconsolidated investees, in which the Company typically owns 20% through 50% of the entity, are accounted for by the equity method.
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

At each quarter end, the Company’s recorded reserve for title losses begins with the prior period’s reserve balance for claim losses, adds the current period provision to that balance and subtracts actual paid claims, resulting in an amount that management compares to its actuarially-based calculation of the ending reserve balance necessary to provide for future reported title losses. The actuarially-based calculation is a paid loss development calculation where loss development factors are selected based on company data and input from the Company’s third-party actuaries. The Company also obtains input from third-party actuaries in the form of a reserve analysis utilizing generally accepted actuarial methods. While the Company is responsible for determining its loss reserves, it utilizes this actuarial input to assess the overall reasonableness of its reserve estimation. If the Company’s recorded reserve amount is not at the actuarial point estimate, but is within a reasonable range (+/-4.0%) of its actuarially-based reserve calculation and the actuary’s point estimate, the Company’s management assesses the major factors contributing to the different reserve estimates in order to determine the overall reasonableness of its recorded reserve, as well as the position of the recorded reserves relative to the point estimate and the estimated range of reserves. The major factors considered can change from period to period and include items such as current trends in the real estate industry (which management can assess although there is a time lag in the development of this data for use by the actuary), the size and types of claims reported and changes in the Company’s claims management process. If the recorded amount is not within a reasonable range of the Company’s third-party actuary’s point estimate, it will adjust the recorded reserves in the current period and reassess the provision rate on a prospective basis. Once the Company’s reserve for title losses is recorded, it is reduced in future periods as a result of claims payments and may be increased or reduced by revisions to the Company’s estimate of the overall level of required reserves.
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
J. Property and equipment. Depreciation is principally computed using the straight-line method over the estimated useful lives of the assets at the following rates: buildings – 30 to 40 years and furniture and equipment – 3 to 10 years. Maintenance and repairs are expensed as incurred while improvements are capitalized. Gains and losses are recognized at disposal.
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
L. Goodwill. Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired and assumed in a business combination. Goodwill is not amortized but is reviewed for impairment annually and upon the occurrence of an event indicating that a potential impairment may have occurred. If determined to be impaired, the impaired portion is expensed to current operations. The process of determining impairment relies on projections of future cash flows, operating results and market conditions. Uncertainties exist in these projections and are subject to changes relating to factors such as interest rates and overall real estate market conditions. As part of this process, the Company has an option to assess qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. If the Company decides not to use a qualitative assessment or if it fails the qualitative assessment, then the Company obtains input from third-party appraisers regarding the fair value of its reporting units. While the Company is responsible for assessing whether an impairment of goodwill exists, it utilizes the input from third-party appraisers to assess the overall reasonableness of its conclusions. The Company utilized a qualitative assessment for its annual goodwill impairment test for each of its reporting units, except for mortgage services for which it performed a quantitative assessment utilizing its third-party appraiser to determine the fair value of the reporting unit. Based on its analysis, the Company determined it was not likely that the fair value of its reporting units were less than their carrying amounts as of June 30, 2014. There were no impairment write-offs of goodwill during the three years ended December 31, 2014. However, to the extent that the Company’s future operating results are below management’s projections, or in the event of adverse market conditions, a future impairment may occur.
M. Acquired intangibles. Intangible assets are comprised mainly of non-compete, underwriting and customer relationship agreements and acquired software. Intangible assets are amortized over their estimated lives, which are primarily 3 to 10 years.
N. Other long-lived assets. The Company reviews the carrying values of title plants and other long-lived assets if certain events occur that may indicate impairment. An impairment of these long-lived assets is indicated when projected undiscounted cash flows over the estimated lives of the assets are less than carrying values. If impairment is indicated, the recorded amounts are written down to fair values. There were no significant impairment write-offs of long-lived assets during the three years ended December 31, 2014.
The Company had cost-basis investments aggregating $3.9 million and $5.1 million at December 31, 2014 and 2013, respectively. Cost-basis investments are included in other assets on the Company’s consolidated balance sheets and are evaluated periodically for impairment. The Company recorded impairment charges of $1.0 million, $1.0 million and $0.8 million for cost-basis investments during the years ended December 31, 2014, 2013 and 2012, respectively.
O. Fair values. The fair values of financial instruments, including cash and cash equivalents, short-term investments, notes receivable, notes payable and accounts payable, are determined by the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal, or most advantageous, market for the asset or liability in an orderly transaction between market participants at the measurement date. The net fair values of these financial instruments approximate their carrying values, except for the fair value of the Convertible Senior Notes (Notes) on October 14, 2014 (maturity date), the Company exchanged an aggregate $27.2 million of Notes for approximately 2.1 million shares of Common Stock. Investments in debt and equity securities and certain financial instruments are carried at their fair values (Notes 4 and 5).
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
R. Recent significant accounting pronouncements. In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The standard will eliminate the transaction-specific and industry-specific revenue recognition guidance under current GAAP and replace it with a principles-based approach for determining revenue recognition. ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2016 and early application is not permitted. The revenue recognition standard is required to be applied retrospectively, including any combination of practical expedients as allowed in the standard. The Company is evaluating the impact of the adoption of this ASU to its consolidated financial statements and related disclosures.

NOTE 2
Restrictions on cash and investments. The Company maintains investments in accordance with certain statutory requirements in the states of domicile of our underwriters for the funding of statutory premium reserves. Statutory reserve funds, which approximated $438.5 million and $450.6 million at December 31, 2014 and 2013, respectively, are required to be fully funded and invested in high-quality securities and short-term investments. In addition, cash and cash equivalents – statutory reserve funds were approximately $57.4 million and $15.1 million at December 31, 2014 and 2013, respectively. Cash and cash equivalents – statutory reserve funds are not restricted or segregated in depository accounts. If the Company fails to maintain minimum investments or cash and cash equivalents to meet statutory requirements, the Company may be subject to fines or other penalties, including potential revocation of its business license. These funds are not available for any other purpose. In the event that insurance regulators adjust the determination of the statutory premium reserves of the Company’s title insurers, these restricted funds as well as statutory surplus would correspondingly increase or decrease.
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
Guaranty cannot pay a dividend to its parent in excess of certain limits without the approval of the Texas Insurance Commissioner. The maximum dividend that can be paid after such approval in 2014 is $105.2 million. Guaranty paid $25.0 million in dividends in 2014 and none in 2013 or 2012.
Dividends from Guaranty are also voluntarily restricted primarily to maintain statutory surplus and liquidity at competitive levels and to demonstrate significant claims payment ability. The ability of a title insurer to pay claims can significantly affect the decision of lenders and other customers when buying a policy from a particular insurer.
Surplus as regards policyholders (sum of statutory capital plus surplus) for Guaranty was $525.8 million and $473.7 million at December 31, 2014 and 2013, respectively. Statutory net income for Guaranty was $53.2 million, $43.0 million and $10.5 million in 2014, 2013 and 2012 respectively.
The amount of statutory capital and surplus necessary to satisfy regulatory requirements for Guaranty was $2.0 million (and in the aggregate less than $15.0 million for all of the Company’s underwriter entities) at December 31, 2014, and each of its underwriter entities was in compliance with such requirements as of December 31, 2014.
With respect to Guaranty, the State of Texas has granted prescribed practices that permit the reduction of statutory premium reserves otherwise required to be recorded. Guaranty recorded surplus as regards policyholders that was $1.0 million and $27.2 million less than surplus as regards policyholders in accordance with NAIC SAP at December 31, 2014 and 2013, respectively.

NOTE 4
Investments in debt and equity securities. Amortized costs and fair values at December 31, follow:

	2014		2013
	Amortized costs	Fair values	Amortized costs	Fair values
	($000 omitted)
Debt securities:
Municipal	60,656	61,689	47,808	47,252
Corporate	296,578	308,691	285,104	291,832
Foreign	163,099	166,685	164,146	162,367
U.S. Treasury Bonds	14,337	14,802	14,334	15,197
Equity securities	22,710	28,236	17,441	20,695
	557,380	580,103	528,833	537,343

The Company believes its investment portfolio is diversified and expects no material loss to result from the failure to perform by issuers of the debt securities it holds. Investments made by the Company are not collateralized. Foreign debt securities primarily include Canadian government and corporate bonds which aggregated fair values of$135.8 million and $133.8 million as of December 31, 2014 and 2013, respectively. Also included in foreign debt securities are United Kingdom treasury bonds aggregating fair values of $27.3 million and $25.2 million as of December 31, 2014 and 2013, respectively.
Gross unrealized gains and losses at December 31, were:

	2014		2013
	Gains	Losses	Gains	Losses
	($000 omitted)
Debt securities:
Municipal	1,125	92	258	813
Corporate	12,559	446	9,955	3,228
Foreign	3,690	104	363	2,142
U.S. Treasury Bonds	492	27	924	60
Equity securities	5,982	456	3,264	11
	23,848	1,125	14,764	6,254
Debt securities at December 31, 2014 mature, according to their contractual terms, as follows (actual maturities may differ due to call or prepayment rights):

	Amortized costs	Fair values
	($000 omitted)
In one year or less	60,697	60,879
After one year through five years	196,352	201,272
After five years through ten years	235,408	244,617
After ten years	42,213	45,099
	534,670	551,867

Gross unrealized losses on investments and the fair values of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2014, were:

	Less than 12 months		More than 12 months		Total
	Losses	Fair values	Losses	Fair values	Losses	Fair values
	($000 omitted)
Debt securities:
Municipal	1	2,673	91	12,076	92	14,749
Corporate	107	7,167	339	26,545	446	33,712
Foreign	11	34,236	93	6,446	104	40,682
U.S. Treasury Bonds	—	—	27	3,694	27	3,694
Equity securities:	456	6,540	—	—	456	6,540
	575	50,616	550	48,761	1,125	99,377
The number of investments in an unrealized loss position as of December 31, 2014 was 48. Since the Company does not intend to sell and will more-likely-than-not maintain each debt security until its anticipated recovery, and no significant credit risk is deemed to exist, these investments are not considered other-than-temporarily impaired.
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

At December 31, 2014, financial instruments measured at fair value on a recurring basis are summarized below:

	Level 1	Level 2	Level 3	Fair value measurements
	($000 omitted)
Investments available-for-sale:
Debt securities:
Municipal	—	61,689	—	61,689
Corporate	—	308,691	—	308,691
Foreign	—	166,685	—	166,685
U.S. Treasury Bonds	—	14,802	—	14,802
Equity securities:	28,236	—	—	28,236
	28,236	551,867	—	580,103
At December 31, 2013, financial instruments measured at fair value on a recurring basis are summarized below:

	Level 1	Level 2	Level 3	Fair value measurements
	($000 omitted)
Investments available-for-sale:
Debt securities:
Municipal	—	47,252	—	47,252
Corporate	—	291,832	—	291,832
Foreign	—	162,367	—	162,367
U.S. Treasury Bonds	—	15,197	—	15,197
Equity securities:	20,695	—	—	20,695
	20,695	516,648	—	537,343
At December 31, 2014, Level 1 financial instruments consist of equity securities. Level 2 financial instruments consist of municipal, governmental, and corporate bonds, both U.S. and foreign. In accordance with the Company’s policies and guidelines, which incorporate relevant statutory requirements, the Company’s third party, registered investment manager invests only in securities rated as investment grade or higher by the major rating services, where observable valuation inputs are significant. All municipal, foreign, and U.S. Government bonds are valued using a third-party pricing service, and the corporate bonds are valued using the market approach, which includes three to ten inputs from relevant market sources, including Financial Industry Regulatory Authority’s (FINRA) Trade Reporting and Compliance Engine (TRACE) and independent broker/dealer quotes, bids and offerings, as well as other relevant market data, such as securities with similar characteristics (i.e. sector, rating, maturity, etc.). Broker/dealer quotes, bids and offerings mentioned above are gathered (typically three to ten) and a consensus risk premium spread (credit spread) over risk-free Treasury yields is developed from the inputs obtained, which is then used to calculate the resulting fair value.

As of December 31, 2014 and 2013, assets measured at fair value on a nonrecurring basis are summarized below:

	2014		2013
	Level 3	Impairment loss recorded	Level 3	Impairment loss recorded
	($000 omitted)
Cost-basis investments	225	1,000	1,000	995

The carrying amount of certain cost-basis investments exceeded their fair value and impairment charges of $1.0 million were recorded in investment and other gains (losses) – net in each of the years ended December 31, 2014 and 2013. The valuations were based on the values of the underlying assets of the investee.

NOTE 6
Investment income. Income from investments and gross realized investment and other gains and losses follow:

	2014	2013	2012
	($000 omitted)
Investment income:
Debt securities	14,593	13,387	12,399
Short-term investments, cash equivalents and other	2,213	2,105	1,410
	16,806	15,492	13,809
Investment and other gains (losses):
Realized gains	12,018	7,555	9,417
Realized losses	(5,274)	(8,621)	(1,839)
	6,744	(1,066)	7,578
Proceeds from the sales of investments available-for-sale were $58.1 million, $82.0 million and $134.8 million for the years ended December 31, 2014, 2013 and 2012, respectively. Expenses assignable to investment income were insignificant. There were no significant investments at December 31, 2014 that did not produce income during the year.
In 2014, investment and other gains (losses) – net included realized gains of $5.6 million from the reduction in the fair value of a contingent consideration liability, $3.8 million from the sale of a business and $1.1 million from the sale of debt and equity investments available-for-sale, partially offset by charges of $1.9 million relating to office closure costs, $1.6 million relating to the impairment of an intangible asset and $1.0 million relating to the impairment of a cost-basis investment.
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

NOTE 7
Income taxes. Income tax expense (benefit) consists of the following:

	2014	2013	2012
	($000 omitted)
Current:
Federal	3,047	2,589	(430)
State	(224)	2,757	1,674
Foreign	7,442	6,753	9,024
Deferred:
Federal	3,916	18,361	(35,989)
State	(694)	(206)	(527)
Foreign	16	(1,773)	(3,391)
Income tax expense (benefit)	13,503	28,481	(29,639)
The following reconciles income tax expense computed at the federal statutory rate with income tax expense (benefit) as reported:

	2014	2013	2012
	($000 omitted)
Expected income tax expense at 35% (1)	15,140	32,027	27,842
Foreign tax rate differential	(693)	(422)	(2,688)
State income tax (benefit) expense – net of Federal impact	(840)	1,586	1,147
Non-deductible expenses	4,060	2,321	2,851
Non-deductible bond conversion costs	—	1,900	—
Loss carrybacks	—	—	(1,442)
Adjustments to deferred tax liabilities	1,016	(2,408)	12,381
Valuation allowance	(5,020)	(6,555)	(71,106)
Other – net	(160)	32	1,376
Income tax expense (benefit)	13,503	28,481	(29,639)
Effective income tax rates (%) (1)	31.2%	31.1%	(37.3)%

(1)Calculated using earnings before taxes and after noncontrolling interests.

Deferred income taxes as of December 31 were as follows:

	2014	2013
	($000 omitted)
Deferred tax assets:
Accrued expenses	17,241	17,104
Allowance for uncollectible amounts	3,379	3,521
Investments	1,582	—
Fixed assets	5,860	6,577
Net operating loss carryforwards	4,260	3,261
Tax credit carryforwards	26,792	31,372
Foreign currency translation adjustments	411	—
Other	2,127	1,463
Deferred tax assets – gross	61,652	63,298
Valuation allowance	(2,564)	(6,971)
Deferred tax assets – net	59,088	56,327
Deferred tax liabilities:
Amortization – goodwill and other intangibles	(34,740)	(30,089)
Unrealized gains on investments	(7,953)	(3,382)
Deferred compensation on life insurance policies	(3,239)	(3,147)
Foreign currency translation adjustments	—	(2,726)
Title loss provisions	(23,365)	(19,449)
Investments	—	(305)
Other	(2,476)	(259)
Deferred tax liabilities – gross	(71,773)	(59,357)
Net deferred income tax liabilities	(12,685)	(3,030)

Net deferred tax liabilities for U.S. federal tax paying components totaled approximately $12.0 million and net deferred tax liabilities for foreign tax paying components totaled approximately $0.7 million at December 31, 2014. Net deferred tax liabilities for U.S. federal tax paying components totaled approximately $2.5 million and net deferred tax liabilities for foreign tax paying components totaled approximately $0.5 million at December 31, 2013. The net change to the valuation allowance during 2014 was $4.4 million.
During 2008, the Company recorded a valuation allowance against U.S. deferred tax assets, net of definite-lived deferred tax liabilities, for which realization could not be assured based on a more-likely-than-not standard. The Company retained that valuation allowance for all subsequent periods through December 31, 2011 principally due to the Company’s cumulative three-year operating loss history as of the end of each period. The Company routinely evaluates the extent to which the valuation allowance may be reversed. During 2012, the Company utilized a significant portion of its U.S. federal net operating loss (NOL) carryforwards and released approximately $72.6 million of its valuation allowance, $36.6 million of which was included in the Company’s 2012 deferred tax benefit.
During 2013, the Company utilized the remaining portion of its U.S. federal NOL carry forwards and released a $6.6 million valuation allowance on foreign tax credit carry forwards that it believed will, on a more-likely-than-not-basis, be utilized prior to expiration. During 2014, the Company released the remaining $5.0 million valuation allowance on foreign tax credit carryforwards. The Company’s $26.8 million of foreign tax credit carryforwards as of December 31, 2014 expire in varying amounts through calendar year 2024. The remaining valuation allowance as of December 31, 2014 relates to certain state and foreign NOL carryforwards.

The Company’s income tax returns are routinely subject to examinations by U.S. federal, foreign, and state and local tax authorities. During 2014, the Internal Revenue Service (IRS) completed its examination of calendar years 2005 through 2008 and the Company received anticipated refunds from previously-filed carryback claims in the amount of $2.8 million. During January 2014, the Company received notification from the IRS that its calendar year 2012 U.S. federal tax return was selected for examination. During December 2014, the IRS concluded its examination of the calendar year 2012 return without any IRS-initiated adjustments. The Company also is involved in routine examinations by state and local tax jurisdictions for calendar years 2008 through 2013. The Company expects no material adjustments from any tax return examinations.

NOTE 8
Goodwill and acquired intangibles. A summary of goodwill follows:

	Title	Mortgage Services	Total
	($000 omitted)
Balances at December 31, 2012	198,699	22,256	220,955
Acquisitions	28	10,855	10,883
Balances at December 31, 2013	198,727	33,111	231,838
Acquisitions	3,275	18,165	21,440
Sale of assets	—	(1,410)	(1,410)
Balances at December 31, 2014	202,002	49,866	251,868
Amortization expense for acquired intangibles was $6.2 million ($3.3 million relating to 2014 acquisitions), $1.9 million and $1.7 million in 2014, 2013 and 2012, respectively. Accumulated amortization of intangibles was $14.8 million and $8.6 million at December 31, 2014 and 2013, respectively. Amortization expense is expected to be approximately $7.3 million in 2015, $5.7 million in 2016, $4.8 million in 2017, $3.8 million in 2018 and $2.2 million in 2019.

NOTE 9
Equity investees. Summarized aggregate financial information for equity investees (in which the Company typically owns 20% through 50% of the equity) follows:

	2014	2013	2012
	($000 omitted)
For the year:
Revenues	31,562	42,105	66,145
Net earnings	7,914	8,064	11,037
At December 31:
Total assets	25,533	25,470	52,500
Notes payable	12,727	12,390	23,681
Stockholders’ equity	7,665	5,561	12,758
Net premium revenues from policies issued by equity investees were approximately $3.1 million, $4.4 million and $6.0 million in 2014, 2013 and 2012, respectively. Earnings related to equity investees were $3.4 million, $4.1 million and $4.3 million in 2014, 2013 and 2012, respectively. These amounts are included in title insurance – direct operations in the consolidated statements of earnings and comprehensive earnings.
Goodwill related to equity investees was $7.4 million and $7.5 million at December 31, 2014 and 2013, respectively, and these balances are included in investments in investees in the consolidated balance sheets. Equity investments, including the related goodwill balances, are reviewed for impairment annually and upon the occurrence of an event indicating an impairment may have occurred.

NOTE 10
Notes payable, convertible senior notes and line of credit.
A summary of notes payable follows:

	2014	2013
	($000 omitted)
Banks – varying payments and rates(1)	60,000	4,202
Other than banks	5,562	1,625
	65,562	5,827

(1)	Average interest rates were 2.21% and 2.82% at December 31, 2014 and 2013, respectively.
Principal payments on the notes, based upon the contractual maturities, are due in the amounts of $5.4 million in 2015, $0.1 million in 2016, $0.1 million in 2017, none in 2018, and $60.0 million in 2019.
In October 2009, the Company entered into an agreement providing for the sale of $65.0 million aggregate principal amount of 6.0% Convertible Senior Notes to an initial purchaser for resale to certain qualified institutional buyers in compliance with Rule 144A under the Securities Act of 1933, as amended. In 2013, the Company exchanged an aggregate of $37.8 million principal amount of Notes for an aggregate of 3,094,440 shares of Common Stock plus cash for the accrued and unpaid interest. In October 2014, the Company exchanged an aggregate of $27.2 million of Notes, at maturity, for an aggregate of 2,111,017 shares of Common Stock.
The Company incurred $3.3 million of debt issuance costs related to the Notes and amortized them over the term of the Notes using the effective interest method. The amortization of the debt issuance costs was $0.3 million, $0.4 million and $0.6 million and interest expense on the Notes was $1.3 million, $2.0 million and $4.2 million in 2014, 2013, and 2012, respectively.
As of December 31, 2014, the Company also had available a $125.0 million unsecured line of credit commitment, which expires October 2019, under which borrowings of $60.0 million were outstanding. The unsecured line of credit can be used for general corporate purposes, including acquisitions. Borrowings, at the Company's election, bear interest at either (a) an Alternate Base Rate plus the Applicable Rate (ABR Borrowing) or (b) LIBOR plus the Applicable Rate (Eurodollar Borrowing). The Applicable Rate ranges from .50% to 1.00% per annum for ABR Borrowings and 1.50% to 2.00% per annum for Eurodollar Borrowings based on the Company's consolidated Leverage Ratio.

The agreement for the unsecured line of credit contains customary affirmative and negative covenants. The agreement also contains certain consolidated financial covenants providing that (a) the ratio of EBITDA to fixed charges (as defined in the agreement) not be below 1.25 to 1.00 on a trailing four-quarter basis (the Fixed Charge Ratio); (b) the ratio of total Indebtedness to EBITDA for the prior four consecutive quarters must not be greater than 2.25 to 1.00 (the Leverage Ratio); and (c) Capital Expenditures in the aggregate for the Company consolidated in any calendar year may not exceed $20 million, with certain allowances for carryover of unused amounts. The Company was in compliance with all covenants as of December 31, 2014.

Our qualified intermediary in tax-deferred property exchanges pursuant to Section 1031 of the Internal Revenue Code enters into short-term loan agreements in the ordinary course of its business. The outstanding balance pursuant to these loans are reflected in notes payable - other than banks in the table above and borrowings and repayments on these loans are reflected in our consolidated statements of cash flows.

NOTE 11
Estimated title losses.

	2014	2013	2012
	($000 omitted)
Balances at January 1	506,888	520,375	502,611
Provisions:
Current year	64,577	92,043	100,406
Previous policy years	16,728	14,275	39,623
Total provisions	81,305	106,318	140,029
Payments:
Current year	(18,775)	(23,969)	(16,782)
Previous policy years	(67,898)	(91,715)	(107,194)
Total payments	(86,673)	(115,684)	(123,976)
Acquired balance	2,268	—	—
Effects of changes in foreign currency exchange rates	(8,393)	(4,121)	1,711
Balances at December 31	495,395	506,888	520,375
Loss ratios as a percentage of title operating revenues:
Current year provisions	3.8%	5.1%	5.8%
Total provisions	4.7%	5.9%	8.1%
The loss ratio on the total provision recorded for the year ended December 31, 2014 reflected an ultimate loss rate of 3.8% for policies issued in the current year and a net increase in the loss reserve estimates for prior policy years of $16.7 million ($14.3 million and $39.6 million in 2013 and 2012, respectively). The increase in the loss reserve estimate for prior policy years included $17.9 million related to adverse loss development due to continued elevated claims payment experience for certain years and $4.0 million related to provisions for large title claims. During 2014, the Company continued to experience favorable development relative to prior year periods which allowed it to record reserve reductions of $6.5 million and a reduction in its overall loss provisioning rate. Provisions for large title claims related to prior policy years were $3.1 million, $28.8 million and $24.3 million in 2014, 2013 and 2012, respectively.

The 2013 and 2012 loss ratios included provisions of 5.1% and 5.8%, respectively, related to the current policy year. During 2013, the Company continued to experience favorable development relative to prior year periods and such development was generally in line with its actuarial expectations, which allowed the Company to lower the overall loss provision rate for the year, effective with policies issued in the second quarter of 2013. Provisions for prior policy years during 2013 and 2012 included adverse loss development of $7.6 million and $14.9 million, respectively relating to other than large title losses.

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
At December 31, 2014 and 2013, there were 145,820 shares of Common Stock held by a subsidiary of the Company which are considered treasury shares.

NOTE 13
Share-based incentives. The Company granted executives and senior management shares of restricted Common Stock which are performance and time-based and vest over a period of three years with fair values of $4.0 million (124,000 shares with an average price of $32.22), $2.2 million (82,000 shares with an average price of $26.13) and $1.3 million (63,000 shares with an average price of $20.81), respectively. Awards were pursuant to the Company's employee incentive compensation plans, and compensation expense associated with restricted stock awards will be recognized over the vesting period.

NOTE 14
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
For the years ended December 31, 2014 and 2013, dilutive shares under the treasury stock method mentioned above were immaterial. For the year ended December 31, 2012, the Company did not have any dilutive shares under the treasury stock method since the exercise prices of the options were greater than the weighted-average market value of the shares, which excludes them from the diluted earnings per share calculation.

Calculations of basic and diluted earnings per share are as follows:

	For the Years Ended December 31,
	2014	2013	2012
	($000 omitted)
Numerator:
Net earnings attributable to Stewart	29,753	63,026	109,182
Interest expense, net of tax effects	1,006	1,408	3,139
If-converted net earnings attributable to Stewart	30,759	64,434	112,321
Denominator (000):
Basic average shares outstanding	22,778	22,096	19,294
Dilutive average number of shares relating to options	2	—	—
Dilutive average number of shares relating to convertible senior notes	1,641	2,467	5,047
Dilutive average number of shares relating to restricted shares grant	289	178	43
Dilutive average shares outstanding	24,710	24,741	24,384
Basic earnings per share attributable to Stewart	1.31	2.85	5.66
Diluted earnings per share attributable to Stewart	1.24	2.60	4.61

NOTE 15
Reinsurance. As is industry practice, the Company cedes risks to other title insurance underwriters and reinsurers on certain transactions. However, the Company remains liable if the reinsurer should fail to meet its obligations. The Company also assumes risks from other underwriters on a transactional basis as well as on certain reinsurance treaties. Payments and recoveries on reinsured losses were insignificant during each of the years ended December 31, 2014, 2013, and 2012. The total amount of premiums for assumed and ceded risks was less than 1% of consolidated title revenues in each of the last three years.

NOTE 16
Leases. Lease expense was $42.6 million, $39.2 million and $39.1 million in 2014, 2013 and 2012, respectively. The future minimum lease payments are summarized as follows (in thousands of dollars):

2015	48,387
2016	38,857
2017	33,179
2018	27,300
2019	20,140
2020 and after	18,316

186,179

NOTE 17
Contingent liabilities and commitments. The Company routinely holds third-party funds in segregated escrow accounts pending the closing of real estate transactions resulting in a contingent liability to the Company of approximately $1.2 billion at December 31, 2014. In addition, the Company is contingently liable for disbursements of escrow funds held by agencies in those cases where specific insured closing guarantees have been issued.
The Company owns a qualified intermediary in tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code. The Company holds the proceeds from these transactions until a qualifying exchange can occur. This resulted in a contingent liability to the Company of approximately $1.1 billion at December 31, 2014. As is industry practice, these escrow and Section 1031 exchanger fund accounts are not included in the consolidated balance sheets.
In the ordinary course of business, the Company guarantees the third-party indebtedness of certain of its consolidated subsidiaries. As of December 31, 2014, the maximum potential future payments on the guarantees are not more than the related notes payable recorded in the consolidated balance sheets (Note 10). The Company also guarantees the indebtedness related to lease obligations of certain of its consolidated subsidiaries. The maximum future obligations arising from these lease-related guarantees are not more than the Company’s future minimum lease payments (Note 16). As of December 31, 2014, the Company also had unused letters of credit aggregating $5.3 million related to workers’ compensation coverage and other insurance. The Company does not expect to make any payments on these guarantees.

NOTE 18
Regulatory and legal developments. In January 2009, an action was filed by individuals against Stewart Title Guaranty Company (Guaranty), Stewart Title of California, Inc., Cuesta Title Company and others in the Superior Court of California for the County of San Luis Obispo alleging that the plaintiffs had suffered damages relating to loans they made through Hurst Financial Corporation to an individual named Kelly Gearhart and entities controlled by Gearhart. Thereafter, several other lawsuits making similar allegations, including a lawsuit filed by several hundred individuals, were filed in San Luis Obispo Superior Court, and one such lawsuit was removed to the United States District Court for the Central District of California, which was dismissed and then refiled in San Luis Obispo Superior Court. The defendants vary from case to case, but Stewart Information Services Corporation, Stewart Title Company and Stewart Title Insurance Company were also each sued in at least one of the cases. Following several years of discovery and other pretrial proceedings, the Court conducted a bellwether jury trial of the claims of eight of the plaintiffs, four selected by plaintiffs and four selected by defendants, starting on August 5, 2013. The eight plaintiffs in the bellwether jury trial each asserted claims against Cuesta Title Company, Stewart Title of California, and Guaranty. One plaintiff in the bellwether jury trial also asserted claims against Stewart Title Company; the Court granted Stewart Title Company’s motion for directed verdict after the close of plaintiffs’ case. On October 8, 2013, the jury returned a verdict in favor of Cuesta Title Company, Stewart Title of California, and Guaranty on every one of every plaintiff’s claims against them. On January 30, 2014, the Court denied plaintiffs’ motion for new trial. On February 28, 2014, plaintiffs filed their notices of appeal from the verdict in the bellwether jury trial. Rather than incur additional time and expenses associated with these actions, the Company announced on June 11, 2014, the settlement with approximately 500 plaintiffs representing more than 90 percent of the total number of plaintiffs, pursuant to which it agreed to pay $10.53 million. The settlement agreement involved no admission of liability or violation of law by the defendants and bars the plaintiffs from pursuing further associated claims against the defendants. A small number of plaintiffs have not settled. A trial of the claims of two non-settling plaintiffs started on January 5, 2015 and the parties are awaiting a decision of the court. A trial of the claims of the remaining non-settling plaintiffs is expected to be scheduled to take place sometime thereafter in 2015. Although the Company cannot predict the ultimate outcome of these actions with the remaining plaintiffs, it will vigorously defend itself and does not believe that the ultimate outcome relating to the remaining plaintiffs will be material to its consolidated financial condition or results of operations.
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

NOTE 19
Segment information. During 2014, certain title production operations performed on behalf of our direct offices and independent agents and previously reported in the mortgage services segment were aligned with the title segment. Prior years' results for both title segment and mortgage services segment were restated to conform with this new reporting. The Company’s three reportable operating segments are title insurance and related services (title), mortgage services and corporate. The title segment provides services needed to transfer the title in a real estate transaction. These services include searching, examining, closing and insuring the condition of the title to the property. The title segment also includes home and personal insurance services and Internal Revenue Code Section 1031 tax-deferred exchanges.

The mortgage services segment includes a diverse group of products and services provided to multiple markets. These services include providing origination and servicing support; default and REO services; post-closing outsourcing; portfolio due diligence; mortgage compliance solutions; servicer oversight to residential mortgage lenders and servicers and investors; technology to support the real estate transaction, and centralized title and valuation services to large lenders. The single largest customer of the mortgage services segment accounted for 51.4%, 74.5% and 79.7% of mortgage services revenues in 2014, 2013 and 2012, respectively.

The corporate segment consists of the expenses of the parent holding company, certain other corporate overhead expenses, and the costs of its centralized support operations not otherwise allocated to the lines of business.

Selected statement of operations and comprehensive earnings (loss) information related to these segments follows:

	Title	Mortgage Services	Corporate	Total
	($000 omitted)
2014:
Revenues	1,660,001	194,018	16,811	1,870,830
Intersegment revenues	—	462	—	462
Depreciation and amortization	7,059	9,540	7,627	24,226
Earnings (loss) before taxes and noncontrolling interests	184,016	6,364	(138,568)	51,812
2013:
Revenues	1,792,210	121,945	13,825	1,927,980
Intersegment revenues	—	7,178	3,150	10,328
Depreciation and amortization	5,957	4,634	7,329	17,920
Earnings (loss) before taxes and noncontrolling interests	211,240	12,609	(122,784)	101,065
2012:
Revenues	1,731,549	158,665	20,198	1,910,412
Intersegment revenues	—	5,576	3,836	9,412
Depreciation and amortization	6,545	3,662	7,576	17,783
Earnings (loss) before taxes and noncontrolling interests	159,478	48,957	(119,097)	89,338
The Company does not provide asset information by reportable operating segment as it does not routinely evaluate the asset position by segment.

Revenues for the years ended December 31 in the United States and all international operations follow:

	2014	2013	2012
	($000 omitted)
United States	1,751,458	1,811,714	1,791,316
International	119,372	116,266	119,096
	1,870,830	1,927,980	1,910,412

NOTE 20

Acquisitions. During 2014, the Company completed acquisitions of three companies that provide collateral valuation, settlement services, title and closing services, and quality control and due diligence services for an aggregate purchase price of $40.0 million, net of liabilities assumed. The acquisitions were primarily funded by borrowings on the Company’s unsecured line of credit. The Company has recorded fair value estimates for the assets acquired, liabilities assumed and estimated goodwill of $20.0 million, based on the completion of the Company’s purchase price allocation. The Company allocates the purchase price of each acquisition to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis. These acquisitions have been included in the Company’s results of operations and financial position from their respective dates of acquisition.

NOTE 21

Other comprehensive earnings (loss). Changes in the balances of each component of other comprehensive earnings (loss) are as follows:

	For the Year Ended December 31, 2014			For the Year Ended December 31, 2013			For the Year Ended December 31, 2012
	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount	Before-Tax Amount	Tax Expense (Benefit)	Net-of Tax Amount	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount
	($000 omitted)			($000 omitted)			($000 omitted)
Foreign currency translation adjustments	(10,405)	(2,840)	(7,565)	(10,349)	(3,530)	(6,819)	3,880	961	2,919

Unrealized gains (losses) on investments:
Change in unrealized gains (losses) on investments	15,066	5,273	9,793	(11,203)	(3,921)	(7,282)	14,213	4,975	9,238
Less: reclassification adjustment for gains included in net earnings	(853)	(298)	(555)	(2,463)	(862)	(1,601)	(3,470)	(1,215)	(2,255)

Net unrealized gains (losses)	14,213	4,975	9,238	(13,666)	(4,783)	(8,883)	10,743	3,760	6,983

Other comprehensive earnings (loss)	3,808	2,135	1,673	(24,015)	(8,313)	(15,702)	14,623	4,721	9,902

NOTE 22
Quarterly financial information (unaudited).

	Mar 31	June 30	Sept 30	Dec 31	Total
	($000 omitted, except per share)
Revenues:
2014	393,576	446,838	508,097	522,319	1,870,830
2013	423,714	517,220	536,835	450,211	1,927,980
Net (loss) earnings attributable to Stewart:
2014	(12,106)	6,279	23,717	11,863	29,753
2013	3,207	26,899	15,409	17,511	63,026
Diluted (loss) earnings per share attributable to Stewart(1):
2014	(0.54)	0.27	0.97	0.49	1.24
2013	0.15	1.09	0.63	0.72	2.60

(1)	Quarterly per share data may not sum to annual totals due to rounding or effects of dilution in particular quarters but not in annual totals.

SCHEDULE I
STEWART INFORMATION SERVICES CORPORATION
(Parent Company)
STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

	For the Years Ended December 31,
	2014	2013	2012
	($000 omitted)
Revenues
Investment income	25,087	—	579
Other losses	(869)	(3,164)	(3,358)
Other income	90	263	380
	24,308	(2,901)	(2,399)
Expenses
Employee costs	1,110	(91)	5,192
Other operating expenses, including $276, $276 and $305 to affiliates	3,806	1,329	1,674
Depreciation and amortization	421	527	802
Interest	2,054	2,494	4,615
	7,391	4,259	12,283

Earnings (loss) before taxes and earnings from subsidiaries	16,917	(7,160)	(14,682)
Income tax expense	1	24	34
Add earnings from subsidiaries	12,837	70,210	123,898
Net earnings	29,753	63,026	109,182

Retained earnings at beginning of year	452,314	391,447	284,097
Cash dividends on Common Stock ($0.10 per share)	(2,334)	(2,159)	(1,832)
Retained earnings at end of year	479,733	452,314	391,447
See accompanying note to financial statement information.
See accompanying Report of Independent Registered Public Accounting Firm.

STEWART INFORMATION SERVICES CORPORATION
(Parent Company)
BALANCE SHEETS

	As of December 31,
	2014	2013
	($000 omitted)
Assets
Cash and cash equivalents	15,592	4,196
Receivables:
Notes - due from subsidiaries	46,885	12
Other, including $4 and $0 from affiliates	115	138
Allowance for uncollectible amounts	(10)	(12)
	46,990	138
Property and equipment, at cost:
Furniture and equipment	2,893	2,893
Accumulated depreciation	(2,463)	(2,301)
	430	592
Title plant, at cost	48	48
Investments in subsidiaries, on an equity-method basis	688,858	677,485
Goodwill	8,470	8,470
Other assets	16,499	16,153
	776,887	707,082
Liabilities
Notes payable	60,000	—
Convertible senior notes	—	27,119
Accounts payable and accrued liabilities, including $0 and $2 from affiliates	23,702	24,665
	83,702	51,784
Contingent liabilities and commitments	—	—
Stockholders’ equity
Common Stock – $1 par, authorized 50,000,000; issued 23,307,909 and 21,803,179; outstanding 22,955,748 and 21,451,018	23,308	21,803
Class B Common Stock– $1 par, authorized 1,500,000; issued and outstanding 1,050,012	1,050	1,050
Additional paid-in capital	179,205	171,915
Retained earnings(1)	479,733	452,314
Accumulated other comprehensive earnings:
Foreign currency translation adjustments	(2,215)	5,350
Unrealized investment gains	14,770	5,532
Treasury stock – 352,161 and 352,161 common shares, at cost	(2,666)	(2,666)
Total stockholders’ equity	693,185	655,298
	776,887	707,082

(1)	Includes undistributed earnings of subsidiaries of $544,997 in 2014 and $534,494 in 2013.
See accompanying note to financial statement information.
See accompanying Report of Independent Registered Public Accounting Firm.

STEWART INFORMATION SERVICES CORPORATION
(Parent Company)
STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2014	2013	2012
	($000 omitted)
Reconciliation of net earnings to cash used by operating activities:
Net earnings	29,753	63,026	109,182
Add (deduct):
Depreciation and amortization	421	527	802
Provision for bad debt	(2)	(1)	(1)
Other losses	869	3,164	3,358
(Increase) decrease in receivables – net	(46,850)	(95)	433
(Increase) decrease in other assets – net	(828)	2,413	(229)
Increase in payables and accrued liabilities – net	12,395	3,335	16,747
Earnings from subsidiaries	(12,837)	(70,210)	(123,898)
Other – net	(31,822)	(3,944)	1,899
Cash (used) provided by operating activities	(48,901)	(1,785)	8,293
Investing activities:
Dividends from subsidiaries	25,000	—	—
Proceeds from the sale of property and equipment –net	—	5	1,593
Collections on notes receivables	—	1	1
Contributions to subsidiaries	—	—	(1,500)
Cash provided by investing activities	25,000	6	94
Financing activities:
Proceeds from notes payable	60,000	—	—
Dividends paid	(2,334)	(2,159)	(1,832)
Repurchases of Common Stock	(22,048)	—	—
Purchase of remaining interest of consolidated subsidiary	(321)	(1,442)	—
Settlement of convertible debt	—	(1,149)	—
Cash provided (used) by financing activities	35,297	(4,750)	(1,832)
Increase (decrease) in cash and cash equivalents	11,396	(6,529)	6,555
Cash and cash equivalents at beginning of year	4,196	10,725	4,170
Cash and cash equivalents at end of year	15,592	4,196	10,725
Supplemental information:
Income taxes (refunded) paid	(4,343)	773	149
Interest paid	546	4	—
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
Interest of $1.7 million on the Convertible Senior Notes was paid by a subsidiary in 2014. In October 2014, the remaining outstanding balance of the Convertible Senior Notes was converted into Common Stock as discussed in Note 10 to the consolidated financial statements.

SCHEDULE II
STEWART INFORMATION SERVICES CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
December 31, 2014

Col. A	Col. B	Col. C Additions		Col. D Deductions		Col. E
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts (describe)	(Describe)		Balance At end of period
	($000 omitted)
Stewart Information Services Corporation and subsidiaries:
Year ended December 31, 2012:
Estimated title losses	502,611	140,029	—	122,265	(A)	520,375
Valuation allowance for deferred tax assets	84,771	(72,635)	—	—		12,136
Allowance for uncollectible amounts	16,056	3,201	—	6,434	(B)	12,823
Year ended December 31, 2013:
Estimated title losses	520,375	106,318	—	119,805	(A)	506,888
Valuation allowance for deferred tax assets	12,136	(5,165)	—	—		6,971
Allowance for uncollectible amounts	12,823	2,063	—	5,015	(B)	9,871
Year ended December 31, 2014:
Estimated title losses	506,888	81,305	2,268	95,066	(A), (C)	495,395
Valuation allowance for deferred tax assets	6,971	(4,407)	—	—		2,564
Allowance for uncollectible amounts	9,871	1,977	—	9,193	(B)	2,655

(A)	Represents primarily payments of policy and escrow losses and loss adjustment expenses.

(B)	Represents uncollectible accounts written off.

(C)	Represents amounts added through acquisitions.
See accompanying Report of Independent Registered Public Accounting Firm.

INDEX TO EXHIBITS

Exhibit

3.1	—	Amended and Restated Certificate of Incorporation of the Registrant, dated May 1, 2009 (incorporated by reference in this report from Exhibit 3.1 of the Current Report on Form 8-K filed May 5, 2009)

3.2	—
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

4.3	—	Form of 6.00% Convertible Senior Note due 2014 (incorporated by reference to Exhibit 4.2 hereto)

4.4	—
Credit Agreement, dated as of October 21, 2014, by and between the Registrant, the Guarantors party thereto, and Compass Bank, as administrative agent and lenders party thereto (incorporated by reference in this report from Exhibit 10.1 of the Current Report on Form 8-K filed October 23, 2014)

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

Exhibit

10.5 †	—	Stewart Information Services Corporation 2008 Strategic Incentive Pool Plan (incorporated by reference in this report from Exhibit 10.1 of the Current Report on Form 8-K filed May 14, 2008)

10.6	—
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

10.7 †	—
Addendum, entered into as of April 7, 2014 and effective as of January 1, 2014, to Employment Agreement entered into as of October 1, 2012 and effective as of January 1, 2012, by and between Stewart Information Services Corporation and Joseph Allen Berryman (§162(m)) (incorporated by reference in this report from Exhibit 10.1 of the Current Report on Form 8-K filed April 8, 2014)

10.8 †	—
Addendum, entered into as of April 7, 2014 and effective as of January 1, 2014, to Employment Agreement entered into as of October 16, 2012 and effective as of January 1, 2012, by and between Stewart Information Services Corporation and Glenn H. Clements (§162(m)) (incorporated by reference in this report from Exhibit 10.2 of the Current Report on Form 8-K filed April 8, 2014)

10.9 †	—
Addendum, entered into as of April 7, 2014 and effective as of January 1, 2014, to Employment Agreement entered into as of October 1, 2012 and effective as of January 1, 2012, by and between Stewart Information Services Corporation and Steven M. Lessack (§162(m)) (incorporated by reference in this report from Exhibit 10.3 of the Current Report on Form 8-K filed April 8, 2014)

10.10 †	—
Addendum, entered into as of April 7, 2014 and effective as of January 1, 2014, to Employment Agreement entered into as of October 1, 2012 and effective as of January 1, 2012, by and between Stewart Information Services Corporation and Matthew W. Morris (§162(m)) (incorporated by reference in this report from Exhibit 10.4 of the Current Report on Form 8-K filed April 8, 2014)

10.11 †	—
Addendum, entered into as of April 4, 2014 and effective as of January 1, 2014, to Employment Agreement entered into as of October 12, 2012 and effective as of January 1, 2012, by and between Stewart Information Services Corporation and Jason R. Nadeau (§162(m)) (incorporated by reference in this report from Exhibit 10.5 of the Current Report on Form 8-K filed April 8, 2014)

10.12 †	—
Addendum, entered into as of April 7, 2014 and effective as of January 1, 2014, to Employment Agreement entered into as of October 1, 2012 and effective as of January 1, 2012, by and between Stewart Information Services Corporation and Joseph Allen Berryman (2014 payments) (incorporated by reference in this report from Exhibit 10.6 of the Current Report on Form 8-K filed April 8, 2014)

10.13 †	—
Addendum, entered into as of April 7, 2014 and effective as of January 1, 2014, to Employment Agreement entered into as of October 16, 2012 and effective as of January 1, 2012, by and between Stewart Information Services Corporation and Glenn H. Clements (2014 payments) (incorporated by reference in this report from Exhibit 10.7 of the Current Report on Form 8-K filed April 8, 2014)

10.14 †	—
Addendum, entered into as of April 7, 2014 and effective as of January 1, 2014, to Employment Agreement entered into as of October 1, 2012 and effective as of January 1, 2012, by and between Stewart Information Services Corporation and Steven M. Lessack (2014 payments) (incorporated by reference in this report from Exhibit 10.8 of the Current Report on Form 8-K filed April 8, 2014)

Exhibit

10.15 †	—
Addendum, entered into as of April 7, 2014 and effective as of January 1, 2014, to Employment Agreement entered into as of October 1, 2012 and effective as of January 1, 2012, by and between Stewart Information Services Corporation and Matthew W. Morris (2014 payments) (incorporated by reference in this report from Exhibit 10.9 of the Current Report on Form 8-K filed April 8, 2014)

10.16 †	—
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