Form 10-Q
period 2015-03-31
STEWART INFORMATION SERVICES CORP
filed 2015-05-04
CIK 94344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes      No ☑
On April 28, 2015 the following shares of each of the issuer’s classes of common stock were outstanding:

Common, $1 par value	22,933,493
Class B Common, $1 par value	1,050,012

FORM 10-Q QUARTERLY REPORT
QUARTER ENDED MARCH 31, 2015

As used in this report, “we,” “us,” “our,” "Registrant," the “Company” and “Stewart” mean Stewart Information Services Corporation and our subsidiaries, unless the context indicates otherwise.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three Months Ended March 31,
	2015	2014
	($000 omitted, except per share)
Revenues
Title insurance:
Direct operations	188,188	153,146
Agency operations	214,812	213,673
Mortgage services	40,772	22,759
Investment income	3,949	3,858
Investment and other gains – net	1,151	140
	448,872	393,576
Expenses
Amounts retained by agencies	175,800	174,679
Employee costs	162,495	141,922
Other operating expenses	88,775	67,737
Title losses and related claims	33,134	22,767
Depreciation and amortization	7,105	4,395
Interest	438	662
	467,747	412,162

Loss before taxes and noncontrolling interests	(18,875)	(18,586)
Income tax benefit	(7,531)	(7,958)

Net loss	(11,344)	(10,628)
Less net earnings attributable to noncontrolling interests	1,104	1,478
Net loss attributable to Stewart	(12,448)	(12,106)

Net loss	(11,344)	(10,628)
Other comprehensive (loss) earnings, net of taxes:
Foreign currency translation	(6,499)	(2,408)
Change in unrealized gains on investments	2,759	4,161
Reclassification of adjustment for gains included in net earnings	(651)	(131)
Other comprehensive (loss) earnings, net of taxes	(4,391)	1,622

Comprehensive loss	(15,735)	(9,006)
Less comprehensive earnings attributable to noncontrolling interests	1,104	1,478
Comprehensive loss attributable to Stewart	(16,839)	(10,484)

Basic and diluted average shares outstanding (000)	23,990	22,506
Basic and dilutive loss per share attributable to Stewart	(0.52)	(0.54)
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of March 31, 2015	As of December 31, 2014
	($000 omitted)
Assets
Cash and cash equivalents	153,146	200,558
Short-term investments	25,289	25,042
Investments in debt and equity securities available-for-sale, at fair value:
Statutory reserve funds	480,530	438,511
Other	92,046	141,592
	572,576	580,103
Receivables:
Notes	4,471	4,031
Premiums from agencies	34,891	42,929
Income taxes	9,593	253
Trade and other	71,594	60,654
Allowance for uncollectible amounts	(8,933)	(9,193)
	111,616	98,674
Property and equipment, at cost
Land	5,524	5,524
Buildings	26,287	26,399
Furniture and equipment	218,582	215,344
Accumulated depreciation	(175,654)	(171,914)
	74,739	75,353
Title plants, at cost	76,083	76,779
Real estate, at lower of cost or net realizable value	574	600
Investments in investees, on an equity method basis	9,800	9,880
Goodwill	255,620	251,868
Intangible assets, net of amortization	24,474	26,311
Deferred tax asset	800	800
Other assets	52,083	46,510
	1,356,800	1,392,478
Liabilities
Notes payable	65,229	71,180
Accounts payable and accrued liabilities	97,593	111,965
Estimated title losses	501,264	495,395
Deferred tax liabilities	9,955	13,485
	674,041	692,025
Contingent liabilities and commitments
Stockholders’ equity
Common and Class B Common Stock and additional paid-in capital	203,183	203,563
Retained earnings	467,285	479,733
Accumulated other comprehensive earnings:
Foreign currency translation adjustments	(8,714)	(2,215)
Unrealized investment gains on investments	16,878	14,770
Treasury stock – 352,161 common shares, at cost	(2,666)	(2,666)
Stockholders’ equity attributable to Stewart	675,966	693,185
Noncontrolling interests	6,793	7,268
Total stockholders’ equity (23,983,505 and 24,005,760 shares outstanding)	682,759	700,453
	1,356,800	1,392,478
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2015	2014
	($000 omitted)
Reconciliation of net loss to cash used by operating activities:
Net loss	(11,344)	(10,628)
Add (deduct):
Depreciation and amortization	7,105	4,395
Provision for bad debt	449	(182)
Investment and other gains – net	(1,151)	(140)
Payments for title losses less than (in excess) of provisions	12,654	(7,344)
Insurance recoveries of title losses	263	2,707
Increase in receivables – net	(13,476)	(5,255)
Increase in other assets – net	(5,527)	(3,983)
Decrease in payables and accrued liabilities – net	(14,501)	(22,817)
Increase in net deferred income taxes	(2,222)	(6,338)
Net earnings from equity investees	(588)	(359)
Dividends received from equity investees	694	584
Stock based compensation expense	1,044	386
Other – net	(270)	(476)
Cash used by operating activities	(26,870)	(49,450)

Investing activities:
Proceeds from investments available-for-sale matured and sold	56,245	65,793
Purchases of investments available-for-sale	(56,257)	(79,008)
Purchases of property and equipment, title plants and real estate – net	(4,979)	(4,283)
Cash paid for acquisition of a subsidiary	(3,958)	—
Other – net	543	305
Cash used by investing activities	(8,406)	(17,193)

Financing activities:
Payments on notes payable	(5,951)	(2,251)
Distributions to noncontrolling interests	(1,677)	(1,478)
Repurchases of common stock	(1,393)	—
Other – net	98	—
Cash used by financing activities	(8,923)	(3,729)

Effects of changes in foreign currency exchange rates	(3,213)	(3,575)
Decrease in cash and cash equivalents	(47,412)	(73,947)

Cash and cash equivalents at beginning of period	200,558	194,289
Cash and cash equivalents at end of period	153,146	120,342

Supplemental information:
Changes in financial statement amounts due to the acquisition of a subsidiary:
Goodwill acquired	3,920	—
Receivables and other assets acquired	38	—
Cash paid for acquisition of a subsidiary	3,958	—
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

	Common and Class B Common Stock ($1 par value)	Additional paid-in capital	Accumulated other comprehensive earnings	Retained earnings	Treasury stock	Noncontrolling interests	Total
	($000 omitted)
Balances at December 31, 2014	24,358	179,205	12,555	479,733	(2,666)	7,268	700,453
Net loss attributable to Stewart	—	—	—	(12,448)	—	—	(12,448)
Stock bonuses and other	16	997	—	—	—	—	1,013
Stock repurchases	(38)	(1,355)	—	—	—	—	(1,393)
Net change in unrealized gains and losses on investments	—	—	2,759	—	—	—	2,759
Net realized gain reclassification	—	—	(651)	—	—	—	(651)
Foreign currency translation	—	—	(6,499)	—	—	—	(6,499)
Net earnings attributable to noncontrolling interests	—	—	—	—	—	1,104	1,104
Subsidiary dividends paid to noncontrolling interests	—	—	—	—	—	(1,677)	(1,677)
Net effect of changes in ownership and other	—	—	—	—	—	98	98
Balances at March 31, 2015	24,336	178,847	8,164	467,285	(2,666)	6,793	682,759

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1
Interim financial statements. The financial information contained in this report for the three months ended March 31, 2015 and 2014, and as of March 31, 2015, is unaudited. This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
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
C. Reclassifications. Certain amounts in the 2014 interim financial statements have been reclassified for comparative purposes. Net loss attributable to Stewart, as previously reported, was not affected.
D. Restrictions on cash and investments. The Company maintains investments in accordance with certain statutory requirements for the funding of statutory premium reserves. Statutory reserve funds, which approximated $480.5 million and $438.5 million at March 31, 2015 and December 31, 2014, respectively, are required to be fully funded and invested in high-quality securities and short-term investments. In addition, cash and cash equivalents - statutory reserve funds were approximately $22.7 million and $57.4 million at March 31, 2015 and December 31, 2014, respectively. Cash and cash equivalents - statutory reserve funds are not restricted or segregated in depository accounts. If the Company fails to maintain minimum investments or cash and cash equivalents to meet statutory requirements, the Company may be subject to fines or other penalties, including potential revocation of its business license. These funds are not available for any other purpose. In the event that insurance regulators adjust the determination of the statutory premium reserves of the Company’s title insurers, these restricted funds as well as statutory surplus would correspondingly increase or decrease.
E. Recent Significant Accounting Pronouncements. In January 2015, the Financial Accounting Standards Board (FASB) issued ASU No. 2015-01, Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. The standard eliminates from GAAP the concept of extraordinary items, while retaining certain presentation and disclosure guidance for items that are unusual in nature or occur infrequently. ASU 2015-01 is effective prospectively for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted provided the guidance is applied from the beginning of the fiscal year of adoption. The Company is evaluating the impact of the adoption of ASU 2015-01 to its consolidated financial statements and related disclosures.

NOTE 2
Investments in debt and equity securities available-for-sale. The amortized costs and fair values follow:

	March 31, 2015		December 31, 2014
	Amortized costs	Fair values	Amortized costs	Fair values
	($000 omitted)
Debt securities:
Municipal	61,538	62,807	60,656	61,689
Corporate	294,666	309,556	296,578	308,691
Foreign	153,097	158,769	163,099	166,685
U.S. Treasury Bonds	13,816	14,228	14,337	14,802
Equity securities	23,493	27,216	22,710	28,236
	546,610	572,576	557,380	580,103
Foreign debt securities consist primarily of Canadian government bonds, Canadian corporate bonds and United Kingdom treasury bonds. Equity securities consist of common stocks.
Gross unrealized gains and losses were:

	March 31, 2015		December 31, 2014
	Gains	Losses	Gains	Losses
	($000 omitted)
Debt securities:
Municipal	1,318	49	1,125	92
Corporate	15,042	152	12,559	446
Foreign	5,798	126	3,690	104
U.S. Treasury Bonds	414	2	492	27
Equity securities	4,570	847	5,982	456
	27,142	1,176	23,848	1,125
Debt securities as of March 31, 2015 mature, according to their contractual terms, as follows (actual maturities may differ due to call or prepayment rights):

	Amortized costs	Fair values
	($000 omitted)
In one year or less	41,517	41,649
After one year through five years	231,495	238,946
After five years through ten years	218,310	229,754
After ten years	31,795	35,011
	523,117	545,360

Gross unrealized losses on investments and the fair values of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2015, were:

	Less than 12 months		More than 12 months		Total
	Losses	Fair values	Losses	Fair values	Losses	Fair values
	($000 omitted)
Debt securities:
Municipal	42	5,317	7	3,394	49	8,711
Corporate	36	6,356	116	7,893	152	14,249
Foreign	6	1,487	120	4,581	126	6,068
U.S. Treasury Bonds	—	—	2	3,596	2	3,596
Equity securities	847	9,065	—	—	847	9,065
	931	22,225	245	19,464	1,176	41,689
The number of investments in an unrealized loss position as of March 31, 2015 was 37. Since the Company does not intend to sell and will more-likely-than-not maintain each investment security until its maturity or anticipated recovery, and no significant credit risk is deemed to exist, these investments are not considered other-than-temporarily impaired.
Gross unrealized losses on investments and the fair values of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2014, were:

	Less than 12 months		More than 12 months		Total
	Losses	Fair values	Losses	Fair values	Losses	Fair values
	($000 omitted)
Debt securities:
Municipal	1	2,673	91	12,076	92	14,749
Corporate	107	7,167	339	26,545	446	33,712
Foreign	11	34,236	93	6,446	104	40,682
U.S. Treasury Bonds	—	—	27	3,694	27	3,694
Equity securities	456	6,540	—	—	456	6,540
	575	50,616	550	48,761	1,125	99,377
The Company believes its investment portfolio is diversified and expects no material loss to result from the failure to perform by issuers of the debt securities it holds. Investments made by the Company are not collateralized. Equity securities consist of common stocks.

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

As of March 31, 2015, financial instruments measured at fair value on a recurring basis are summarized below:

	Level 1	Level 2	Fair value measurements
	($000 omitted)
Investments available-for-sale:
Debt securities:
Municipal	—	62,807	62,807
Corporate	—	309,556	309,556
Foreign	—	158,769	158,769
U.S. Treasury Bonds	—	14,228	14,228
Equity securities	27,216	—	27,216
	27,216	545,360	572,576
As of December 31, 2014, financial instruments measured at fair value on a recurring basis are summarized below:

	Level 1	Level 2	Fair value measurements
	($000 omitted)
Investments available-for-sale:
Debt securities:
Municipal	—	61,689	61,689
Corporate	—	308,691	308,691
Foreign	—	166,685	166,685
U.S. Treasury Bonds	—	14,802	14,802
Equity securities	28,236	—	28,236
	28,236	551,867	580,103
As of March 31, 2015, Level 1 financial instruments consist of equity securities. Level 2 financial instruments consist of municipal, governmental and corporate bonds, both U.S. and foreign. In accordance with the Company’s policies and guidelines, which incorporate relevant statutory requirements, the Company’s third party, registered investment manager invests only in securities rated as investment grade or higher by the major rating services, where observable valuation inputs are significant. All municipal, foreign, and U.S. Treasury bonds are valued using a third-party pricing service, and the corporate bonds are valued using the market approach, which includes three to ten inputs from relevant market sources, including Financial Industry Regulatory Authority’s (FINRA) Trade Reporting and Compliance Engine (TRACE) and independent broker/dealer quotes, bids and offerings, as well as other relevant market data, such as securities with similar characteristics (i.e. sector, rating, maturity, etc.). Broker/dealer quotes, bids and offerings mentioned above are gathered (typically three to ten) and a consensus risk premium spread (credit spread) over risk-free Treasury yields is developed from the inputs obtained, which is then used to calculate the resulting fair value.

NOTE 4
Investment income. Gross realized investment and other gains and losses follows:

	For the Three Months Ended March 31,
	2015	2014
	($000 omitted)
Realized gains	1,554	384
Realized losses	(403)	(244)
	1,151	140
Expenses assignable to investment income were insignificant. There were no significant investments as of March 31, 2015 that did not produce income during the year.
For the three months ended March 31, 2015, investment and other gains – net included realized gains of $1.2 million from the sale of debt and equity investments available-for-sale.
Proceeds from the sale of investments available-for-sale follows:

	For the Three Months Ended March 31,
	2015	2014
	($000 omitted)
Proceeds from sale of investments available-for-sale	23,901	11,176

NOTE 5
Share-based incentives. In January 2015 and 2014, respectively, the Company granted executives and senior management shares of restricted common stock which are time-based and vest at the end of three years. The Company also granted performance-based shares which vest upon achievement of certain financial objectives over a period of three years. The aggregate fair values of these awards were $4.2 million (113,000 shares with an average price of $37.04) and $4.0 million (124,000 shares with an average price of $32.22). Awards were made pursuant to the Company’s employee incentive compensation plans, and compensation expense associated with restricted stock awards will be recognized over the vesting period.
NOTE 6
Earnings per share. The Company’s basic earnings per share attributable to Stewart was calculated by dividing net loss attributable to Stewart by the weighted-average number of shares of Common Stock and Class B Common Stock outstanding during the reporting periods.

Since the Company reported a net loss for the three months ended March 31, 2015 and 2014, there were no calculations of diluted earnings per share.

NOTE 7
Contingent liabilities and commitments. In the ordinary course of business, the Company guarantees the third-party indebtedness of certain of its consolidated subsidiaries. As of March 31, 2015, the maximum potential future payments on the guarantees are not more than the related notes payable recorded in the condensed consolidated balance sheets. The Company also guarantees the indebtedness related to lease obligations of certain of its consolidated subsidiaries. The maximum future obligations arising from these lease-related guarantees are not more than the Company’s future minimum lease payments. As of March 31, 2015, the Company also had unused letters of credit aggregating $5.4 million related to workers’ compensation and other insurance. The Company does not expect to make any payments on these guarantees.

NOTE 8
Segment information. During 2014, certain title production operations performed on behalf of our direct offices and independent agencies and previously reported in the mortgage services segment were aligned with the title segment. The Company’s three reportable operating segments are title insurance and related services (title), mortgage services and corporate. The title segment provides services needed to transfer the title to property in a real estate transaction. These services include searching, examining, closing and insuring the condition of the title to the property. The title segment also includes home and personal insurance services and Internal Revenue Code Section 1031 tax-deferred exchanges.

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
Selected statement of operations and loss information related to these segments follows:

	For the Three Months Ended March 31,
	2015	2014
	($000 omitted)
Revenues:
Title	380,369	364,208
Mortgage services	63,710	25,256
Corporate	4,793	4,112
	448,872	393,576
Intersegment revenues:
Mortgage services	240	105
Depreciation and amortization:
Title	2,055	1,369
Mortgage services	2,858	1,119
Corporate	2,192	1,907
	7,105	4,395

(Loss) earnings before taxes and noncontrolling interests:
Title	19,632	17,829
Mortgage services	2,655	(1,923)
Corporate	(41,162)	(34,492)
	(18,875)	(18,586)

The Company does not provide asset information by reportable operating segment as it does not routinely evaluate the asset position by segment.

Revenues generated in the United States and all international operations follows:

	For the Three Months Ended March 31,
	2015	2014
	($000 omitted)
United States	429,209	370,908
International	19,663	22,668
	448,872	393,576
NOTE 9
Regulatory and legal developments. In January 2009, an action was filed by individuals against Stewart Title Guaranty Company (Guaranty), Stewart Title of California, Inc., Cuesta Title Company and others in the Superior Court of California for the County of San Luis Obispo alleging that the plaintiffs had suffered damages relating to loans they made through Hurst Financial Corporation to an individual named Kelly Gearhart and entities controlled by Gearhart. Thereafter, several other lawsuits making similar allegations, including a lawsuit filed by several hundred individuals, were filed in San Luis Obispo Superior Court, and one such lawsuit was removed to the United States District Court for the Central District of California, which was dismissed and then refiled in San Luis Obispo Superior Court. The defendants vary from case to case, but Stewart Information Services Corporation, Stewart Title Company and Stewart Title Insurance Company were also each sued in at least one of the cases. Following several years of discovery and other pretrial proceedings, the Court conducted a bellwether jury trial of the claims of eight of the plaintiffs, four selected by plaintiffs and four selected by defendants, starting on August 5, 2013. The eight plaintiffs in the bellwether jury trial each asserted claims against Cuesta Title Company, Stewart Title of California, and Guaranty. One plaintiff in the bellwether jury trial also asserted claims against Stewart Title Company; the Court granted Stewart Title Company’s motion for directed verdict after the close of plaintiffs’ case. On October 8, 2013, the jury returned a verdict in favor of Cuesta Title Company, Stewart Title of California, and Guaranty on every one of every plaintiff’s claims against them. On January 30, 2014, the Court denied plaintiffs’ motion for new trial. On February 28, 2014, plaintiffs filed their notices of appeal from the verdict in the bellwether jury trial. Rather than incur additional time and expenses associated with these actions, the Company announced on June 11, 2014, the settlement with approximately 500 plaintiffs representing more than 90 percent of the total number of plaintiffs, pursuant to which it agreed to pay $10.53 million. The settlement agreement involved no admission of liability or violation of law by the defendants and bars the plaintiffs from pursuing further associated claims against the defendants. A small number of plaintiffs have not settled. A trial of the claims of two non-settling plaintiffs started on January 5, 2015. On April 17, 2015, the Court issued its Statement of Decision in favor of all defendants on the claims of both plaintiffs. A trial of the claims of the remaining non-settling plaintiffs is scheduled to start on May 11, 2015. Although the Company cannot predict the ultimate outcome of these actions with the remaining plaintiffs, it will vigorously defend itself and does not believe that the ultimate outcome relating to the remaining plaintiffs will be material to its consolidated financial condition or results of operations.

* * *

In April 2008, Credit Suisse AG, Cayman Islands Branch (Credit Suisse) asserted a claim under a Guaranty policy of title insurance dated on or about May 19, 2006 based upon the alleged priority of mechanic’s and materialmen’s liens on a resort development in the State of Idaho known as Tamarack. Guaranty ultimately undertook the defense of the claim under a reservation of rights. For reasons set forth in Guaranty's complaint, on or about May 18, 2011, Guaranty withdrew its defense of Credit Suisse and filed a declaratory judgment action in the United States District Court for the District of Idaho captioned Stewart Title Guaranty Company v. Credit Suisse AG, Cayman Islands Branch seeking a declaratory judgment and other relief. In the lawsuit Guaranty sought, among other things, a determination that it had no duty to indemnify Credit Suisse and sought to have certain provisions of the title insurance policy rescinded. Credit Suisse counterclaimed for, among other things, bad faith failure to pay the claim.
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

Guaranty’s Motion to Reconsider the Court’s August 29, 2013 was denied. Guaranty’s Motion for Summary Judgment based on Credit Suisse’s lack of standing to pursue its counter claims, and other grounds was denied on February 26, 2015. A twenty day jury trial is set to begin on September 8, 2015. Although the Company cannot predict the outcome of this matter, Guaranty is vigorously prosecuting this litigation and does not believe that the ultimate outcome will have a material adverse impact on its consolidated financial condition or results of operations.

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

NOTE 10
Other comprehensive (loss) earnings. Changes in the balances of each component of other comprehensive (loss) earnings are as follows:

	For the Three Months Ended March 31, 2015			For the Three Months Ended March 31, 2014
	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount
	($000 omitted)			($000 omitted)
Foreign currency translation adjustments	(8,942)	(2,443)	(6,499)	(4,140)	(1,732)	(2,408)
Unrealized gains on investments:
Change in unrealized gains on investments	4,245	1,486	2,759	6,402	2,241	4,161
Less: reclassification adjustment for gains included in net earnings	(1,002)	(351)	(651)	(202)	(71)	(131)
Net unrealized gains	3,243	1,135	2,108	6,200	2,170	4,030

Other comprehensive (loss) earnings	(5,699)	(1,308)	(4,391)	2,060	438	1,622

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S OVERVIEW
We reported net loss attributable to Stewart of $12.4 million, or $0.52 per diluted share, for the first quarter 2015, compared to net loss attributable to Stewart of $12.1 million, or $0.54 per diluted share, for the first quarter 2014. The pretax loss for the first quarter 2015 was $18.9 million, an increase of $0.3 million when compared to the pretax loss of $18.6 million for the first quarter 2014. First quarter 2015 results include approximately $7.3 million of aggregate costs recorded primarily in the corporate segment related to the previously announced shareholder settlement and our ongoing cost management program, whereas first quarter 2014 results included approximately $3.5 million of aggregate costs related to a shareholder settlement as well as legal and other due diligence costs related to acquisitions. As a result of recent events, the first quarter 2015 also includes $11.8 million of reserve strengthening charges related to large losses on prior year title policies whereas first quarter 2014 had no additional reserve strengthening charge.

Total revenues for the first quarter 2015 were $448.9 million, an increase of $55.3 million, or 14.0%, from $393.6 million for the first quarter 2014 due principally to the impact of the 2014 acquisitions and new contracts which began in second quarter 2014.

Our title segment revenues for the first quarter 2015 were $380.4 million, an increase of 4.4% from the first quarter 2014 and a decrease sequentially of 15.3% from the fourth quarter 2014. In the first quarter 2015, the title segment generated pretax earnings of $19.6 million (5.2% margin), compared with first quarter 2014 pretax earnings of $17.8 million (4.9% margin) and fourth quarter 2014 pretax earnings of $45.6 million (10.2% margin). The first quarter 2015 margin was negatively impacted by the title loss reserve strengthening charges of $11.8 million; on a proforma basis exclusive of these charges, title segment margin would have been 8.3%. Our direct operations include local offices and commercial and international operations. We generate commercial revenues both domestically and internationally. U.S. and international commercial revenues increased 10.4% from the first quarter 2014 to $39.3 million, and decreased 22.3% sequentially from the fourth quarter 2014. U.S. only commercial revenues increased 14.4% compared to the prior year quarter. For the first quarter 2015, total international revenues were $19.1 million, down 12.9% from $22.0 million in the first quarter 2014, with substantially all of the revenue decline resulting from the strengthening U.S. dollar.

Revenues generated by our mortgage services segment were $63.7 million for the first quarter 2015, increasing 152.3% compared to $25.3 million in the first quarter 2014 and decreasing 9.1% sequentially from the fourth quarter 2014 (which included $7.4 million of non-recurring gains). Revenues were favorably influenced by the acquisitions closed in both the second and third quarters 2014 and by a new contract which began contributing meaningful revenue in the second quarter 2014. In accordance with segment accounting rules, the revenues associated with the acquired centralized title businesses are reported in the mortgage services segment, and the title office operations are reported in the title segment. The mortgage services segment reported pretax earnings of $2.7 million (4.2% margin) in the first quarter 2015 compared to a pretax loss of $1.9 million and pretax earnings of $7.4 million for the first quarter 2014 and fourth quarter 2014, respectively (fourth quarter 2014 included non-recurring gains of $7.4 million).

We continued to execute the project plans underlying our cost management program, and as of quarter-end, we have achieved in excess of $17 million of annualized savings against our original target of $25 million. As a result of our continued evaluation of savings opportunities, we have revised our estimate of annualized savings to $30 million, which we remain confident will be achieved by the end of 2015.

During the first quarter, we announced an increase in our dividend from $0.10 per share paid annually to $1.00 per share, to be paid $0.25 per share quarterly beginning in June 2015. Also during the quarter, we acquired 38,425 shares of our common stock for an aggregate purchase price of $1.4 million pursuant to the previously announced stock repurchase program and, since the inception of the program, have acquired 723,670 shares for an aggregate purchase price of $23.4 million.

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
During the three months ended March 31, 2015, we made no material changes to our critical accounting estimates as previously disclosed in Management’s Discussion and Analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
Operations. Our business has three main operating segments: title insurance and related services, mortgage services and corporate.

Our primary business is title insurance and settlement-related services. We close transactions and issue title policies on homes, commercial and other real properties located in all 50 states, the District of Columbia and international markets through policy-issuing offices, agencies and centralized title services centers. Our mortgage services segment provides loan origination and servicing support; loan review services; real estate valuation services; loss mitigation; REO asset management; home and personal insurance services; loan due diligence; compliance solutions; service performance management; and technology to streamline the real estate process.
Factors affecting revenues. The principal factors that contribute to changes in operating revenues for our title and mortgage services segments include:

•	mortgage interest rates;

•	availability of mortgage loans;

•	ability of potential purchasers to qualify for loans;

•	inventory of existing homes available for sale;

•	ratio of purchase transactions compared with refinance transactions;

•	ratio of closed orders to open orders;

•	home prices;

•	volume of distressed property transactions;

•	consumer confidence, including employment trends;

•	demand by buyers;

•	number of households;

•	premium rates;

•	market share;

•	independent agency remittance rates

•	opening of new offices and acquisitions;

•	number of commercial transactions, which typically yield higher premiums;

•	government or regulatory initiatives, including tax incentives, and, for 2015, implementation of new CFPB regulations;

•	acquisitions or divestitures of businesses; and

•	seasonality and/or weather.

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

RESULTS OF OPERATIONS
Comparisons of our results of operations for the three months ended March 31, 2015 with the three months ended March 31, 2014 follow. Factors contributing to fluctuations in the results of operations are presented in the order of their monetary significance, and we have quantified, when necessary, significant changes. Results from our mortgage services and corporate segments are included in the discussions and, when relevant, are discussed separately.
Our statements on home sales and loan activity are based on published industry data from sources including Fannie Mae, the National Association of Realtors®, the Mortgage Bankers Association and Freddie Mac. We also use information from our direct operations.
Operating environment. Existing home sales in the first quarter 2015 increased 6.2% from the first quarter 2014. March annualized existing home sales of 5.2 million were the highest seen since September 2013, an encouraging trend we see for the remainder of 2015. On a 12-month moving average seasonally adjusted basis, median home prices rose 7.8% from a year ago. March housing starts rose 2.0% sequentially from February and were down 2.5% from a year ago. Newly issued building permits in March decreased 5.7% sequentially from February and were up 2.9% from a year ago. According to Fannie Mae, one-to-four family residential lending increased from an estimated $240 billion in the first quarter 2014 to $321 billion in the first quarter 2015, primarily driven by an estimated $72 billion increase in refinance originations from the first quarter 2014 to the first quarter 2015. Residential lending for home purchase volumes increased from $123 billion in the first quarter 2014 to $133 billion in the first quarter 2015. On average, refinance premium rates are 60% of the title premium revenue of a similarly priced sale transaction.
The Consumer Finance Protection Bureau (CFPB) was created by the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), enacted on July 21, 2010. The CFPB was created as an independent bureau housed in the Federal Reserve. The bureau’s purpose is to watch over the interests of American consumers in the market for financial products and services. Dodd-Frank consolidated most federal consumer financial protection laws under the authority of the CFPB, giving it responsibility for supervision and enforcement of those laws. The bureau is charged with regulating a wide range of consumer financial products and services, including the mortgage and real estate markets in matters pertaining to consumers. Under Dodd-Frank, the CFPB was mandated to propose regulations integrating the consumer disclosures required under the Real Estate Settlement Procedures Act and the Truth-in-Lending Act. This mandate led to the CFPB’s final rule issued on November 20, 2013, with an effective date of August 1, 2015.
We have a large team of associates working on readiness efforts, from modifying our systems to providing basic education to all U.S-based associates, with more comprehensive education modules required for those in roles specifically impacted by the new rules and forms. Preparation efforts include technology and business process training for associates so they can effectively work in the new production environments, adapting to changes in closing time tables and increased communication with lenders to make sure consumers have all documents in the required time period prior to closing. However, the significance of these changes could lead to lower mortgage volumes and/or delays in mortgage processing and transaction closings, particularly in the early stages of implementation. While there can be no assurance that lenders, the Company, or its agents will be successful in their implementation efforts, Stewart is approaching the preparation for the disclosure rule and other regulations as an opportunity to discover new ways to provide better transparency and service to all parties involved in a real estate transaction.
Title revenues. Revenues from direct title operations increased $35.0 million, or 22.9%, in the first quarter 2015 compared to the first quarter 2014. Our direct revenues include the acquired title operations revenues of DataQuick and LandSafe, which closed during the second quarter 2014. Excluding these revenues, the increase in direct revenues from the prior year quarter would have been approximately 10%, driven by higher residential resale orders as well as growth in our commercial business. Our direct operations include local offices, commercial and international operations and we generate commercial revenues both domestically and internationally. U.S. and international commercial revenues increased $3.7 million, or 10.4%, in the first quarter 2015 compared to the prior year quarter and decreased $11.3 million, or 22.3%, sequentially from the fourth quarter 2014. U.S. only commercial revenues increased $4.4 million, or 14.4% compared to the prior year quarter. International revenues decreased $2.9 million, or 12.9%, in the first quarter 2015 compared to the prior year quarter, with the entire revenue decline due to the exchange rate resulting from the strengthening U.S. dollar. Note that fluctuations in exchange rates affect our consolidated reporting only, as our international operations are conducted wholly in local currencies.

Total opened orders and direct orders closed increased 58.6% and 55.1%, respectively, in the first quarter 2015 compared to the first quarter 2014 primarily due to the title-related component of the acquisitions closed in the second quarter 2014, which allowed us to participate fully in the uptick in recent refinancing transactions as well as the increase in purchase orders (primarily residential resale transactions). Commercial opened orders increased 25.0%, residential purchase opened orders increased 14.6% and residential refinancing opened orders increased over 200%, primarily due to the 2014 acquisitions. Total closed orders for first quarter 2015 increased 55.1%, with commercial closings up 25.1%, residential resale closings rising 15.8%, and residential refinancing closings increasing 175.7%. Residential resale and residential refinancing closed orders were 45 and 38% of total closed orders, respectively, in the first quarter 2015 while they represented 54 and 30%, respectively, of total closed orders in the fourth quarter 2014.

Overall, our direct operations had a solid quarter from a revenue perspective. Our direct offices reported strong revenue growth, the acquisitions are performing in-line with expectations, our commercial business continues to show gains, and our international business remains steady. Direct revenues constituted 47% of our total title revenues, similar to fourth quarter 2014 and up from 42% in the prior year first quarter.

Revenues from independent agency operations increased $1.1 million, or 0.5%, in the first quarter 2015 compared to the first quarter 2014 and decreased 14.5% sequentially from the fourth quarter 2014, similar to the decline in direct operations. Revenues from independent agencies fluctuate based on the same general factors that influence revenues from direct title operations. Consistent with our strategy for this channel, our focus is on increasing profit margins in every state, increasing premium revenue in states where remittance rates are above 20%, and maintaining the quality of our agency network, which we believe to be the industry’s best, in order to mitigate claims risk and drive consistent future performance. While market share is important in our agency operations channel, it is not as important as margins, remittance rates and risk mitigation.
Mortgage services revenues. Mortgage services operating revenues increased $18.0 million, or 79.1%, in the first quarter 2015 compared to the first quarter 2014, due to the acquisitions closed in the second and third quarters 2014 and by a contract which began contributing meaningful revenue in the second quarter 2014. Mortgage services segment revenues increased $38.4 million, or 152.3%, in the first quarter 2015 compared to the first quarter 2014. Revenues from the acquisitions pertaining to centralized title operations are included in the mortgage services segment revenues in accordance with applicable segment accounting rules.

During 2014, we completed acquisitions of three companies that provide collateral valuation, settlement services, title and closing services and loan quality control and due diligence services. These acquisitions expand our offerings to mortgage lenders and progress continues on integrating these acquisitions.

With our initial acquisition synergy savings target of $5.0 million having been achieved as of yearend 2014, we are now working on optimizing our operations across the entire segment. As a result, we have specific initiatives beyond the acquisition integration efforts to drive revenue growth. We see a strong sales pipeline although we recently had a significant contract renew at lower pricing which will result in lower revenues effective in the second quarter. We are achieving success cross-selling our comprehensive suite of product offerings across our customer base and are encouraged by continued diversification in our customer and service offerings. We also have project plans in place to reduce the cost structure with the aim of eliminating redundant platforms, streamlining management and sales structures across the segment, and better leveraging our existing offshore production center. These cost reductions, along with the sales opportunities before us, support our goal of double digit margins in the latter half of 2015. We incurred approximately $0.4 million of incremental costs relating to this effort during the first quarter.
Investment income. Investment income for the first quarter 2015 was comparable to the first quarter 2014. Certain investment gains and losses, which are included in our results of operations in investment and other gains - net, were realized as part of the ongoing management of our investment portfolio for the purpose of improving performance.

For the three months ended March 31, 2015, investment and other gains - net included realized gains of $1.2 million from the sale of debt and equity investments available-for-sale.

Retention by agencies. Amounts retained by title agencies are based on agreements between agencies and our title underwriters. On average, amounts retained by independent agencies, as a percentage of revenues generated by them, was 81.8% in each of the first quarters 2015 and 2014. The average retention percentage may vary from quarter-to-quarter due to the geographical mix of agency operations, the volume of title revenues and, in some states, laws or regulations. Due to the variety of such laws or regulations, as well as competitive factors, the average retention rate can differ significantly from state to state. In addition, a high proportion of our independent agencies are in states with retention rates greater than 80% and so we expect our average retention percentage to remain in the 81% - 82% range over the near to medium term.

Employee costs. Including the impact of acquisitions, employee costs for the combined business segments increased $20.6 million, or 14.5%, in the first quarter 2015 compared to the first quarter 2014. Excluding the impact of acquisitions and integration related severance, employee costs for the first quarter 2015 increased only 0.2% from the first quarter 2014 as increased commissions on higher title and commercial revenues were substantially offset by reductions in headcount across all segments. As a percentage of total operating revenues, employee costs increased to 36.6% in the first quarter 2015 from 36.4% in the first quarter 2014 and 32.5% in the fourth quarter 2014. During the first quarter 2015, we reduced total headcount by approximately 87 employees, or 1.2%.

In the first quarter 2015, employee costs in the title segment increased 2.3% over the same period in 2014, as the result of increased commissions on higher title and commercial revenues. In our mortgage services segment, employee costs increased 86.3% over the same period in 2014 due to the addition of approximately 776 associates related to the acquisitions and 305 associates related to the new service offering and contract. In addition, we have a significant team dedicated to technology and process changes as well as training to implement the Consumer Financial Protection Bureau’s mortgage disclosure rules. Costs to date have largely been internal although we do anticipate meaningful, one-time expenditures in 2015 as we finalize compliance with the new rules.
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

In the first quarter 2015 compared to the same period in 2014, other operating expenses for the combined business segments increased $21.0 million, or 31.1%. In 2015, other operating expenses include an aggregate of $6.9 million related to professional fees incurred for a shareholder settlement and to projects related to the cost management program. In 2014, other operating expenses included approximately $3.3 million of aggregate costs related to a shareholder settlement as well as legal and other due diligence costs related to acquisitions. Excluding the impact of these non-recurring costs, other operating costs for the combined business segments would have increased $17.5 million, or 27.2%, primarily as a result of the acquisitions. Further, excluding the impact of acquisitions, other operating costs would have increased approximately 1.6% from the prior year quarter and decreased 6.0% sequentially from the fourth quarter 2014.

Excluding the costs associated with the shareholder settlement and cost management program, in the first quarter 2015, costs fixed in nature increased $6.8 million, or 22.1%, primarily due to $6.1 million of fixed other operating costs related to the recent acquisitions and $0.7 million of increased costs incurred by existing operations. These increases are primarily due to increased technology costs, professional fees, rent and other occupancy expenses. Costs that follow, to varying degrees, changes in transaction volumes and revenues increased $11.0 million, or 51.4%, in the first quarter 2015, primarily due to increases in certain mortgage services expenses (resulting from increased mortgage service revenues from the acquisitions) and fee attorney splits. Costs that fluctuate independently of revenues decreased $0.3 million, or 2.3%.
Title losses. Provisions for title losses, as a percentage of title revenues, were 8.2%, 6.2% and 6.6% in the first quarter 2015, first quarter 2014 and fourth quarter 2014, respectively, including adjustments for certain large claims and escrow losses. As a result of developments in the first quarter 2015, including adverse appellate rulings, we recorded title policy loss reserve strengthening charges in the first quarter 2015 of $11.8 million relating to several large policy claims and escrow losses, including costs of settling claims which were being litigated. The claims relate to policies issued principally in the years 2005 to 2007. We also recorded an increase related to large claims of $6.9 million in the fourth quarter 2014, and none in first quarter 2015. Excluding the reserve strengthening charges in the first quarter 2015 and the fourth quarter 2014, the title loss ratio was 5.3% in the first quarter 2015, a decline of 90 basis points from the first quarter 2014 and consistent with the title loss ratio in the fourth quarter 2014.

In the first quarter 2015, title losses increased 45.5%, as a result of the 9.9% increase in the operating revenue when compared to the same period in 2014 and the reserve strengthening charges. The title loss ratio in any given quarter can be significantly influenced by new large claims incurred as well as adjustments to reserves for existing large claims. We continue to manage and resolve large claims prudently and in keeping with our commitments to our policyholders.

Although cash claim payments in the first quarter 2015 decreased 36.8% from the same period in 2014, the reserve charges discussed above may result in an increase in claims payments during the remainder of 2015 compared to the comparable period of 2014.

The composition of title policy loss expense follows:

	For the Three Months Ended March 31,
	2015	2014
	($ in millions)
Provisions – Known Claims:
Current year	7.4	4.6
Prior policy years	20.5	13.9
	27.9	18.5
Provisions – IBNR
Current year	25.6	18.1
Prior policy years	0.1	0.1
	25.7	18.2
Transferred to Known Claims	(20.5)	(13.9)
Total provisions	33.1	22.8

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

Known claims provisions increased for the three month period ended March 31, 2015 to $27.9 million from $18.5 million for the same period in 2014, due principally to the large claim reserve increases mentioned above relating to prior policy years. Current year provisions - IBNR are recorded on policies issued in the current year as a percentage of premiums realized (provisioning rate). For the three months ended March 31, 2015, current year provisions - IBNR increased $7.5 million to $25.6 million compared to 2014. As a percentage of title operating revenues, provisions - IBNR for the current policy year increased from 5.0% in 2014 to 6.4% in 2015 in connection with a 9.9% increase in operating revenue.

In addition to title policy claims, we incur losses in our direct operations from escrow, closing and disbursement functions. These escrow losses typically relate to errors or other miscalculations of amounts to be paid at closing, including timing or amount of a mortgage payoff, payment of property or other taxes and payment of homeowners’ association fees. Escrow losses also arise in cases of mortgage fraud, and in those cases the title insurer incurs the loss under its obligation to ensure that an unencumbered title is conveyed. Escrow losses are recognized as expense when discovered or when contingencies associated with them (such as litigation) are resolved and are typically paid less than 12 months after the loss is recognized. As noted above, during the three months ended

March 31, 2015 and 2014, we recorded approximately $5.6 million and $2.4 million, respectively, for policy loss reserves relating to escrow losses arising from mortgage fraud.

Total title policy loss reserve balances:

	March 31, 2015	December 31, 2014
	($000 omitted)
Known claims	118.9	111.7
IBNR	382.4	383.7
Total estimated title losses	501.3	495.4

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

Depreciation and amortization. Depreciation and amortization expense increased $2.7 million, or 61.7%, in the first quarter 2015 compared to the first quarter 2014. The increase is primarily due to $1.3 million of amortization expense on 2014 acquired intangible assets, $0.7 million of amortization expense relating to an underwriter production system placed into service July 1, 2014, and $0.3 million of additional depreciation expense on the fixed assets obtained in the acquisitions.
Income taxes. Our effective tax rates were 37.7% and 39.7% for the first three months of 2015 and 2014, respectively, based on loss before taxes and after deducting noncontrolling interests of $20.0 million and $20.1 million for the first three months of 2015 and 2014, respectively.
LIQUIDITY AND CAPITAL RESOURCES
Our liquidity and capital resources reflect our ability to generate cash flow to meet our obligations to shareholders, customers (payments to satisfy claims on title policies), vendors, employees, lenders and others. As of March 31, 2015, our cash and investments, including amounts reserved pursuant to statutory requirements, aggregated $751.0 million ($270.6 million net of statutory reserves).
Cash held at the parent company totaled $8.3 million at March 31, 2015. As a holding company, the parent company is funded principally by cash from its subsidiaries in the form of dividends, operating and other administrative expense reimbursements, and pursuant to intercompany tax sharing agreements. The expense reimbursements are paid in accordance with management agreements, approved by the Texas Department of Insurance, among us and our subsidiaries. In addition to funding operating expenses, cash held at the parent company is used for dividend payments to common shareholders and our stock repurchase program. To the extent such uses exceed cash available, the parent company is dependent on distributions from its regulated title insurance underwriter, Stewart Title Guaranty Company (Guaranty).

A substantial majority of our consolidated cash and investments as of March 31, 2015 was held by Guaranty and its subsidiaries. The use and investment of these funds, dividends to the parent company, and cash transfers between Guaranty and its subsidiaries and the parent company are subject to certain legal and regulatory restrictions. In general, Guaranty may use its cash and investments in excess of its legally-mandated statutory premium reserve (established in accordance with requirements under Texas law) to fund its insurance operations, including claims payments. Guaranty may also, subject to certain limitations, provide funds to its subsidiaries (whose operations consist principally of field title offices and entities comprising the mortgage services segment) for their operating and debt service needs.
We maintain investments in accordance with certain statutory requirements in the states of domicile of our underwriters for the funding of statutory premium reserves. Statutory premium reserves, which approximated

$480.5 million and $438.5 million at March 31, 2015 and at December 31, 2014, respectively, are required to be fully funded and invested in high-quality securities and short-term investments. In addition, cash and cash equivalents-statutory reserve funds were approximately $22.7 million and $57.4 million at March 31, 2015 and December 31, 2014, respectively. Cash and cash equivalents-statutory reserve funds are not restricted or segregated in depository accounts. If the Company fails to maintain minimum investments or cash and cash equivalents to meet statutory requirements, the Company may be subject to fines or other penalties, including potential revocation of its business license. As of March 31, 2015, our known claims reserve totaled $118.9 million and our statutory estimate of claims that may be reported in the future totaled $382.4 million. In addition to this, we had cash and investments (excluding equity method investments) of $173.7 million which are available for underwriter operations, including claims payments.

The ability of Guaranty to pay dividends to its parent is governed by Texas insurance law. The Texas Department of Insurance (Department) must be notified of any dividend declared, and any dividend in excess of a statutory maximum (20% of surplus, which approximated $105.3 million as of December 31, 2014) would be, by regulation, considered extraordinary and subject to preapproval by the Department. Also, the Texas Insurance Commissioner may raise an objection to a planned distribution during the notification period. Guaranty’s actual ability or intent to pay dividends to its parent may be constrained by business and regulatory considerations, such as the impact of dividends on surplus and the liquidity ratio, which could affect its ratings and competitive position, the amount of insurance it can write and its ability to pay future dividends. As of December 31, 2014, our statutory liquidity ratio for our principal underwriter was 0.96 to 1. Our internal objective is to achieve and maintain a ratio of at least 1:1, as we believe that ratio is crucial from both a ratings agency and competitive perspective. On an ongoing basis, this ratio will largely guide our decisions as to frequency and magnitude of dividends from Guaranty to the parent company. Further, depending on business and regulatory conditions, we may in the future need to retain cash in Guaranty or even raise cash in the capital markets to contribute to it in order to maintain its ratings or statutory capital position. Such a requirement could be the result of investment losses, reserve charges, adverse operating conditions in the current economic environment or changes in interpretation of statutory accounting requirements by regulators. Guaranty did not pay a dividend to its parent in the three months ended March 31, 2015 or 2014.

As the parent company conducts no operations apart from its wholly-owned subsidiaries, the discussion below focuses on consolidated cash flows.

	For the Three Months Ended March 31,
	2015	2014
	(dollars in millions)
Net cash used by operating activities	(26.9)	(49.5)
Net cash used by investing activities	(8.4)	(17.2)
Net cash used by financing activities	(8.9)	(3.7)
Operating activities
Our principal sources of cash from operations are premiums on title policies and revenue from title service-related transactions and mortgage servicing support services. Our independent agencies remit cash to us net of their contractual retention. Our principal cash expenditures for operations are employee costs, operating costs and title claims payments.

Cash used by operations for the first quarter 2015 was $26.9 million, an improvement of $22.6 million from $49.5 million used by operations in 2014, which was primarily a result of collection of receivables, lower claims payments and a decrease in cash payments on outstanding accounts payable and accrued liabilities over the prior year period.

Although our business is labor intensive, we are focused on a cost-effective, scalable business model which includes utilization of technology, centralized back and middle office functions and business process outsourcing. Our approach allows us to adjust more easily to fluctuations in transaction volumes. In addition, we continued to execute the project plans underlying our cost management program, and as of quarter-end, we have achieved in excess of $17 million of annualized savings against our original target of $25 million. As a result of our continued evaluation of savings opportunities, we have revised our estimate of annualized savings to $30 million, which we remain confident will be achieved by the end of 2015.

Investing activities
Cash from investing activities was generated principally by proceeds from investments matured and sold in the amounts of $56.3 million and $65.8 million for the first quarters 2015 and 2014, respectively. We used cash for the purchases of investments in the amounts of $56.3 million and $79.0 million for the first quarters 2015 and 2014, respectively. We used cash for the acquisition of a subsidiary in the amount of $4.0 million for the first quarter 2015, of which $3.9 million resulted in additions to goodwill.

Capital expenditures were $5.0 million and $4.3 million for the first quarters 2015 and 2014, respectively. We maintain investment in capital expenditures at a level that enables us to implement technologies for increasing our operational and back-office efficiencies.
Financing activities and capital resources

Total debt and stockholders’ equity were $65.2 million and $682.8 million, respectively, as of March 31, 2015. In the first quarters 2015 and 2014, we repaid $6.0 million and $2.3 million, respectively, of debt in accordance with the underlying terms of the debt instruments. Our debt-to-equity ratio at quarter end was approximately 10%, was below the 20% we have set as our unofficial internal limit on leverage. In October 2014, we replaced our $75.0 million unsecured line of credit with a new $125.0 million unsecured line of credit, which expires in October 2019. Amounts outstanding under the new line of credit at March 31, 2015 were $60.0 million and were used principally to fund acquisitions.

During the first quarter 2015, we acquired 38,425 shares of our common stock for an aggregate purchase price of $1.4 million pursuant to the previously announced stock repurchase program and, since the inception of the program, we have acquired 723,670 shares for an aggregate purchase price of $23.4 million. Our existing share repurchase authorization will remain in effect through the end of 2015 and be used opportunistically based on various factors such as the Company’s stock price, operational performance, macroeconomic environment, and other relevant criteria. During the first quarter 2015, we announced an increase in our dividend from $0.10 per share paid annually to $1.00 per share, to be paid $0.25 per share quarterly beginning in June 2015. Going forward, we are committed to returning meaningful amounts of capital to our stockholders on a regular basis while also maintaining our ratings and a capital base that supports the growth in our business and our obligations to our policyholders.

Effect of changes in foreign currency rates
The effect of changes in foreign currency rates on the consolidated statements of cash flows was a net decrease in cash and cash equivalents of $3.2 million and $3.6 million for the first quarters 2015 and 2014, respectively. Our principal foreign operating unit is in Canada, and, on average, the value of the Canadian dollar relative to the U.S. dollar decreased during the first quarter 2015.
***********
We believe we have sufficient liquidity and capital resources to meet the cash needs of our ongoing operations. However, we may determine that additional debt or equity funding is warranted to provide liquidity for achievement of strategic goals or acquisitions or for unforeseen circumstances. Other than scheduled maturities of debt, operating lease payments and anticipated claims payments, we have no material contractual commitments. We expect that cash flows from operations and cash available from our underwriters, subject to regulatory restrictions, will be sufficient to fund our operations, including claims payments. However, to the extent that these funds are not sufficient, we may be required to borrow funds on terms less favorable than we currently have or seek funding from the equity market, which may not be successful or may be on terms that are dilutive to existing stockholders.
Contingent liabilities and commitments. See discussion of contingent liabilities and commitments in Note 7 to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Report.
Other comprehensive (loss) earnings. Unrealized gains and losses on investments and changes in foreign currency exchange rates are reported net of deferred taxes in accumulated other comprehensive (loss) earnings, a component of stockholders’ equity, until realized. For the three months ended March 31, 2015, net unrealized investment gains of $2.1 million, which decreased our other comprehensive loss, were primarily related to increases in the fair value of corporate, municipal and government bond investments, partially offset by the decrease in equity securities, net of taxes. For the three months ended March 31, 2014, net unrealized investment gains of $4.0 million, which increased our other comprehensive earnings, were primarily related to temporary increases in the fair value of corporate, municipal and government bond investments and equity securities, net of taxes. Changes in foreign currency exchange rates, primarily related to our Canadian operations, increased our other comprehensive loss by $6.5 million for the three months ended March 31, 2015 and decreased our other comprehensive loss by $2.4 million, net of taxes, for the same period in the prior year.

Off-balance sheet arrangements. We do not have any material source of liquidity or financing that involves off-balance sheet arrangements, other than our contractual obligations under operating leases. We also routinely hold funds in segregated escrow accounts pending the closing of real estate transactions and have qualified intermediaries in tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code. The Company holds the proceeds from these transactions until a qualifying exchange can occur. In accordance with industry practice, these segregated accounts are not included on the balance sheet. See Note 17 in our Annual Report on Form 10-K for the year ended December 31, 2014.
Forward-looking statements. Certain statements in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to future, not past, events and often address our expected future business and financial performance. These statements often contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “will,” “foresee” or other similar words. Forward-looking statements by their nature are subject to various risks and uncertainties that could cause our actual results to be materially different than those expressed in the forward-looking statements. These risks and uncertainties include, among other things, tenuous economic conditions; adverse changes in the level of real estate activity; changes in mortgage interest rates, existing and new home sales, and availability of mortgage financing; our ability to respond to and implement technology changes, including the completion of the implementation of our enterprise systems; the impact of unanticipated title losses or the need to strengthen our policy loss reserves; any effect of title losses on our cash flows and financial condition; the impact of vetting our agency operations for quality and profitability; changes to the participants in the secondary mortgage market and the rate of refinancings that affect the demand for title insurance products; regulatory non-compliance, fraud or defalcations by our title insurance agencies or employees; our ability to timely and cost-effectively respond to significant industry changes and introduce new products and services; the outcome of pending litigation; the impact of changes in governmental and insurance regulations, including any future reductions in the pricing of title insurance products and services; our dependence on our operating subsidiaries as a source of cash flow; the continued realization of expense savings from our cost management program; our ability to successfully integrate acquired businesses; our ability to access the equity and debt financing markets when and if needed; our ability to grow our international operations; and our ability to respond to the actions of our competitors. These risks and uncertainties, as well as others, are discussed in more detail documents filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2014, our quarterly reports on Form 10-Q, and our Current Reports on Form 8-K. We expressly disclaim any obligation to update any forward-looking statements contained in this report to reflect events or circumstances that may arise after the date hereof, except as may be required by applicable law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes during the quarter ended March 31, 2015 in our investment strategies, types of financial instruments held or the risks associated with such instruments that would materially alter the market risk disclosures made in our Annual Report on Form 10-K for the year ended December 31, 2014.
Item 4. Controls and Procedures
Our principal executive officer and principal financial officer are responsible for establishing and maintaining disclosure controls and procedures. They evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2015, and have concluded that, as of such date, our disclosure controls and procedures are adequate and effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) and 15d-15(f)). Our internal control over financial reporting is a process, under the supervision of our principal executive officer and principal financial officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of March 31, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this assessment, management believes that, as of
March 31, 2015, our internal control over financial reporting is effective based on those criteria.

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
There has been no change in our internal control over financial reporting during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As a result, no corrective actions were required or undertaken.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

See discussion of legal proceedings in Note 9 to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Report, which is incorporated by reference into this Part II, Item 1, as well as Item 3. Legal Proceedings, in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 1A. Risk Factors

There have been no changes during the quarter ended March 31, 2015 to our risk factors as listed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following is a summary of our repurchases of our Common Stock during the quarter ended March 31, 2015:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount Remaining Under the Plan (2)
January 2015	20,325	$35.95	20,325	$47,221,409
February 2015	6,100	$35.80	6,100	$47,003,051
March 2015	12,000	$36.98	12,000	$46,559,286
	38,425		38,425

(1) In the first quarter 2015, we repurchased 38,425 shares for approximately $1.4 million.
(2) In February 2014, we announced a stock repurchase program that is expected to return approximately $70.0 million to stockholders through the end of 2015.

Item 5. Other Information
Our book value per share was $28.47 and $29.18 as of March 31, 2015 and December 31, 2014, respectively. As of March 31, 2015, our book value per share was based on approximately $682.8 million in stockholders’ equity and 23,983,505 shares of Common and Class B Common Stock outstanding. As of December 31, 2014, our book value per share was based on approximately $700.5 million in stockholders’ equity and 24,005,760 shares of Common and Class B Common Stock outstanding.
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

May 4, 2015
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

3.4	-	Amended and Restated By-Laws of the Registrant, as of May 7, 2014 (incorporated by reference in this report from Exhibit 3.2 of the Current Report on Form 8-K filed May 7, 2014)

3.5	-	Second Amended and Restated By-Laws of the Registrant, as of April 22, 2015 (incorporated by reference in this report from Exhibit 3.1 of the Current Report on Form 8-K filed April 24, 2015)

4.1	-	Rights of Common and Class B Common Stockholders (incorporated by reference to Exhibits 3.1 through 3.4 hereto)

10.1	-
Nomination and Standstill Agreement, dated as of March 26, 2015, by and among the Registrant and Bulldog Investors, LLC, and James Chadwick (incorporated by reference in this report from Exhibit 10.1 of the Current Report on Form 8-K filed March 27, 2015)

10.2†	-
Addendum, entered into as of April 2, 2015 and effective as of January 1, 2015, to Employment Agreement entered into as of October 1, 2012 and effective as of January 1, 2012, by and between Stewart Information Services Corporation and Joseph Allen Berryman (incorporated by reference in this report from Exhibit 10.1 of the Current Report on Form 8-K filed April 8, 2015)

10.3†	-
Addendum, entered into as of April 6, 2015 and effective as of January 1, 2015, to Employment Agreement entered into as of October 16, 2012 and effective as of January 1, 2012, by and between Stewart Information Services Corporation and Glenn H. Clements (incorporated by reference in this report from Exhibit 10.2 of the Current Report on Form 8-K filed April 8, 2015)

10.4†	-
Addendum, entered into as of April 6, 2015 and effective as of January 1, 2015, to Employment Agreement entered into as of October 1, 2012 and effective as of January 1, 2012, by and between Stewart Information Services Corporation and Steven M. Lessack (incorporated by reference in this report from Exhibit 10.3 of the Current Report on Form 8-K filed April 8, 2015)

10.5†	-
Addendum, entered into as of April 6, 2015 and effective as of January 1, 2015, to Employment Agreement entered into as of October 1, 2012 and effective as of January 1, 2012, by and between Stewart Information Services Corporation and Matthew W. Morris (incorporated by reference in this report from Exhibit 10.4 of the Current Report on Form 8-K filed April 8, 2015)

Exhibit

10.6†	-
Addendum, entered into as of April 6, 2015 and effective as of January 1, 2015, to Employment Agreement entered into as of October 12, 2012 and effective as of January 1, 2012, by and between Stewart Information Services Corporation and Jason R. Nadeau (incorporated by reference in this report from Exhibit 10.5 of the Current Report on Form 8-K filed April 8, 2015)

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