Form 10-Q
period 2015-06-30
STEWART INFORMATION SERVICES CORP
filed 2015-07-31
CIK 94344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes      No ☑
On July 29, 2015 the following shares of each of the issuer’s classes of common stock were outstanding:

Common, $1 par value	22,235,508
Class B Common, $1 par value	1,050,012

FORM 10-Q QUARTERLY REPORT
QUARTER ENDED JUNE 30, 2015

As used in this report, “we,” “us,” “our,” "Registrant," the “Company” and “Stewart” mean Stewart Information Services Corporation and our subsidiaries, unless the context indicates otherwise.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	($000 omitted, except per share)
Revenues
Title insurance:
Direct operations	241,462	206,366	429,650	359,512
Agency operations	251,208	209,924	466,020	423,597
Mortgage services	34,182	26,351	74,954	49,111
Investment income	4,665	4,861	8,614	8,718
Investment and other gains (losses) – net	389	(664)	1,540	(524)
	531,906	446,838	980,778	840,414
Expenses
Amounts retained by agencies	204,437	170,779	380,237	345,458
Employee costs	171,078	151,251	333,574	293,173
Other operating expenses	98,022	89,164	186,796	156,901
Title losses and related claims	19,577	18,170	52,711	40,937
Depreciation and amortization	7,274	5,055	14,379	9,450
Interest	486	883	924	1,545
	500,874	435,302	968,621	847,464

Income (loss) before taxes and noncontrolling interests	31,032	11,536	12,157	(7,050)
Income tax expense (benefit)	10,407	2,789	2,876	(5,168)

Net income (loss)	20,625	8,747	9,281	(1,882)
Less net income attributable to noncontrolling interests	3,519	2,468	4,623	3,946
Net income (loss) attributable to Stewart	17,106	6,279	4,658	(5,828)

Net income (loss)	20,625	8,747	9,281	(1,882)
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	2,243	4,129	(4,256)	1,721
Change in unrealized gains on investments	(6,700)	3,706	(3,941)	7,867
Reclassification of adjustment for gains included in net income	(131)	(62)	(782)	(193)
Other comprehensive (loss) income, net of taxes	(4,588)	7,773	(8,979)	9,395

Comprehensive income	16,037	16,520	302	7,513
Less net income attributable to noncontrolling interests	3,519	2,468	4,623	3,946
Comprehensive income (loss) attributable to Stewart	12,518	14,052	(4,321)	3,567

Basic average shares outstanding (000)	23,624	22,476	23,806	22,491
Basic earnings (loss) per share attributable to Stewart	0.72	0.28	0.20	(0.26)

Diluted average shares outstanding (000)	23,795	24,848	23,975	22,491
Dilutive earnings (loss) per share attributable to Stewart	0.72	0.27	0.19	(0.26)
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of June 30, 2015	As of December 31, 2014
	($000 omitted)
Assets
Cash and cash equivalents	164,601	200,558
Short-term investments	22,666	25,042
Investments in debt and equity securities available-for-sale, at fair value:
Statutory reserve funds	474,222	438,511
Other	92,561	141,592
	566,783	580,103
Receivables:
Notes	4,343	4,031
Premiums from agencies	37,262	42,929
Income taxes	4,091	253
Trade and other	60,716	60,654
Allowance for uncollectible amounts	(8,750)	(9,193)
	97,662	98,674
Property and equipment, at cost
Land	5,524	5,524
Buildings	26,426	26,399
Furniture and equipment	225,515	215,344
Accumulated depreciation	(181,046)	(171,914)
	76,419	75,353
Title plants, at cost	76,083	76,779
Real estate, at lower of cost or net realizable value	605	600
Investments in investees, on an equity method basis	9,902	9,880
Goodwill	253,239	251,868
Intangible assets, net of amortization	22,680	26,311
Deferred tax asset	800	800
Other assets	48,435	46,510
	1,339,875	1,392,478
Liabilities
Notes payable	82,711	71,180
Accounts payable and accrued liabilities	102,111	111,965
Estimated title losses	481,000	495,395
Deferred tax liabilities	6,716	13,485
	672,538	692,025
Contingent liabilities and commitments
Stockholders’ equity
Common and Class B Common Stock and additional paid-in capital	179,296	203,563
Retained earnings	478,720	479,733
Accumulated other comprehensive income:
Foreign currency translation adjustments	(6,471)	(2,215)
Unrealized investment gains on investments	10,047	14,770
Treasury stock – 352,161 common shares, at cost	(2,666)	(2,666)
Stockholders’ equity attributable to Stewart	658,926	693,185
Noncontrolling interests	8,411	7,268
Total stockholders’ equity (23,285,290 and 24,005,760 shares outstanding)	667,337	700,453
	1,339,875	1,392,478
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2015	2014
	($000 omitted)
Reconciliation of net income (loss) to cash provided (used) by operating activities:
Net income (loss)	9,281	(1,882)
Add (deduct):
Depreciation and amortization	14,379	9,450
Provision for bad debt	1,261	224
Investment and other (losses) gains – net	(1,540)	524
Payments for title losses in excess of provisions	(9,217)	(10,860)
Insurance recoveries of title losses	313	2,440
(Increase) decrease in receivables – net	(563)	286
Increase in other assets – net	(2,154)	(5,751)
Decrease in payables and accrued liabilities – net	(10,543)	(18,594)
Increase (decrease) in net deferred income taxes	656	(8,713)
Net income from equity investees	(2,114)	(1,575)
Dividends received from equity investees	2,099	1,436
Stock based compensation expense	3,606	1,082
Other – net	108	146
Cash provided (used) by operating activities	5,572	(31,787)

Investing activities:
Proceeds from investments available-for-sale matured and sold	99,370	93,262
Purchases of investments available-for-sale	(97,596)	(109,752)
Purchases of property and equipment, title plants and real estate – net	(11,772)	(9,106)
Cash paid for acquisition of subsidiaries	(3,958)	(38,914)
Other – net	638	2,020
Cash used by investing activities	(13,318)	(62,490)

Financing activities:
Payments on notes payable	(17,736)	(3,367)
Proceeds from notes payable	29,267	62,577
Distributions to noncontrolling interests	(3,638)	(4,512)
Repurchases of common stock	(27,793)	(2,924)
Cash dividends paid	(5,671)	—
Other – net	78	20
Cash (used) provided by financing activities	(25,493)	51,794

Effects of changes in foreign currency exchange rates	(2,718)	(1,430)
Decrease in cash and cash equivalents	(35,957)	(43,913)

Cash and cash equivalents at beginning of period	200,558	194,289
Cash and cash equivalents at end of period	164,601	150,376

Supplemental information:
Changes in financial statement amounts due to the acquisition of a subsidiary:
Goodwill acquired	7,220	41,338
Receivables and other assets acquired	38	4,185
Liabilities assumed	(3,300)	(6,609)
Cash paid for acquisition of a subsidiary	3,958	38,914
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

	Common and Class B Common Stock ($1 par value)	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Treasury stock	Noncontrolling interests	Total
	($000 omitted)
Balances at December 31, 2014	24,358	179,205	479,733	12,555	(2,666)	7,268	700,453
Net income attributable to Stewart	—	—	4,658	—	—	—	4,658
Cash dividends on common stock	—	—	(5,671)	—	—	—	(5,671)
Stock based compensation and other	38	3,568	—	—	—	—	3,606
Stock repurchases	(759)	(27,034)	—	—	—	—	(27,793)
Net change in unrealized gains and losses on investments	—	—	—	(3,941)	—	—	(3,941)
Net realized gain reclassification	—	—	—	(782)	—	—	(782)
Foreign currency translation adjustments	—	—	—	(4,256)	—	—	(4,256)
Net income attributable to noncontrolling interests	—	—	—	—	—	4,623	4,623
Subsidiary dividends paid to noncontrolling interests	—	—	—	—	—	(3,638)	(3,638)
Net effect of changes in ownership and other	—	(80)	—	—	—	158	78
Balances at June 30, 2015	23,637	155,659	478,720	3,576	(2,666)	8,411	667,337

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1
Interim financial statements. The financial information contained in this report for the three and six months ended June 30, 2015 and 2014, and as of June 30, 2015, is unaudited. This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
A. Management’s responsibility. The accompanying interim financial statements were prepared by management, who is responsible for their integrity and objectivity. These financial statements have been prepared in conformity with U.S. generally accepted accounting principles (GAAP), including management’s best judgments and estimates. In the opinion of management, all adjustments necessary for a fair presentation of this information for all interim periods, consisting only of normal recurring accruals, have been made. The Company’s results of operations for interim periods are not necessarily indicative of results for a full year and actual results could differ.
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
C. Reclassifications. Certain amounts in the 2014 interim financial statements have been reclassified for comparative purposes. Net income (loss) attributable to Stewart, as previously reported, was not affected.
D. Restrictions on cash and investments. The Company maintains investments in accordance with certain statutory requirements for the funding of statutory premium reserves. Statutory reserve funds, which approximated $474.2 million and $438.5 million at June 30, 2015 and December 31, 2014, respectively, are required to be fully funded and invested in high-quality securities and short-term investments. In addition, included within cash and cash equivalents are statutory reserve funds of approximately $20.1 million and $57.4 million at June 30, 2015 and December 31, 2014, respectively. These cash statutory reserve funds are not restricted or segregated in depository accounts. If the Company fails to maintain minimum investments or cash and cash equivalents to meet statutory requirements, the Company may be subject to fines or other penalties, including potential revocation of its business license. These funds are not available for any other purpose. In the event that insurance regulators adjust the determination of the statutory premium reserves of the Company’s title insurers, these restricted funds as well as statutory surplus would correspondingly increase or decrease.

NOTE 2
Investments in debt and equity securities available-for-sale. The amortized costs and fair values follow:

	June 30, 2015		December 31, 2014
	Amortized costs	Fair values	Amortized costs	Fair values
	($000 omitted)
Debt securities:
Municipal	61,493	62,022	60,656	61,689
Corporate	289,187	297,040	296,578	308,691
Foreign	157,495	161,346	163,099	166,685
U.S. Treasury Bonds	13,804	14,111	14,337	14,802
Equity securities	29,347	32,264	22,710	28,236
	551,326	566,783	557,380	580,103
Foreign debt securities consist primarily of Canadian government and corporate bonds, United Kingdom treasury bonds, and Mexican government bonds. Equity securities consist of common stocks and master limited partnerships.
Gross unrealized gains and losses were:

	June 30, 2015		December 31, 2014
	Gains	Losses	Gains	Losses
	($000 omitted)
Debt securities:
Municipal	834	305	1,125	92
Corporate	10,158	2,305	12,559	446
Foreign	4,111	260	3,690	104
U.S. Treasury Bonds	313	6	492	27
Equity securities	3,878	961	5,982	456
	19,294	3,837	23,848	1,125
Debt securities as of June 30, 2015 mature, according to their contractual terms, as follows (actual maturities may differ due to call or prepayment rights):

	Amortized costs	Fair values
	($000 omitted)
In one year or less	44,224	44,589
After one year through five years	226,379	232,501
After five years through ten years	213,073	218,150
After ten years	38,303	39,279
	521,979	534,519

Gross unrealized losses on investments and the fair values of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2015, were:

	Less than 12 months		More than 12 months		Total
	Losses	Fair values	Losses	Fair values	Losses	Fair values
	($000 omitted)
Debt securities:
Municipal	247	12,126	58	11,430	305	23,556
Corporate	1,472	22,688	833	31,840	2,305	54,528
Foreign	106	4,670	154	4,826	260	9,496
U.S. Treasury Bonds	4	1,196	2	3,597	6	4,793
Equity securities	961	11,637	—	—	961	11,637
	2,790	52,317	1,047	51,693	3,837	104,010
The number of investments in an unrealized loss position as of June 30, 2015 was 128, 32 of which were in unrealized loss positions for more than 12 months. Since the Company does not intend to sell and will more-likely-than-not maintain each investment security until its maturity or anticipated recovery, and no significant credit risk is deemed to exist, these investments are not considered other-than-temporarily impaired.
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
The Company believes its investment portfolio is diversified and expects no material loss to result from the failure to perform by issuers of the debt securities it holds. Investments made by the Company are not collateralized. Equity securities consist of common stocks and master limited partnerships.

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

As of June 30, 2015, financial instruments measured at fair value on a recurring basis are summarized below:

	Level 1	Level 2	Fair value measurements
	($000 omitted)
Investments available-for-sale:
Debt securities:
Municipal	—	62,022	62,022
Corporate	—	297,040	297,040
Foreign	—	161,346	161,346
U.S. Treasury Bonds	—	14,111	14,111
Equity securities	32,264	—	32,264
	32,264	534,519	566,783
As of December 31, 2014, financial instruments measured at fair value on a recurring basis are summarized below:

	Level 1	Level 2	Fair value measurements
	($000 omitted)
Investments available-for-sale:
Debt securities:
Municipal	—	61,689	61,689
Corporate	—	308,691	308,691
Foreign	—	166,685	166,685
U.S. Treasury Bonds	—	14,802	14,802
Equity securities	28,236	—	28,236
	28,236	551,867	580,103
As of June 30, 2015, Level 1 financial instruments consist of equity securities. Level 2 financial instruments consist of municipal, governmental and corporate bonds, both U.S. and foreign. In accordance with the Company’s policies and guidelines which incorporate relevant statutory requirements, the Company’s third-party registered investment manager invests only in securities rated as investment grade or higher by the major rating services, where observable valuation inputs are significant. All municipal, foreign, and U.S. Treasury bonds are valued using a third-party pricing service, and the corporate bonds are valued using the market approach, which includes three to ten inputs from relevant market sources, including Financial Industry Regulatory Authority’s (FINRA) Trade Reporting and Compliance Engine (TRACE) and independent broker/dealer quotes, bids and offerings, as well as other relevant market data, such as securities with similar characteristics (i.e. sector, rating, maturity, etc.). Broker/dealer quotes, bids and offerings mentioned above are gathered (typically three to ten) and a consensus risk premium spread (credit spread) over risk-free Treasury yields is developed from the inputs obtained, which is then used to calculate the resulting fair value.
There were no transfers of investments between Level 1 and Level 2 during the six months ended June 30, 2015 and 2014.

NOTE 4
Investment income. Gross realized investment and other gains and losses follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	($000 omitted)
Realized gains	674	323	2,228	707
Realized losses	(285)	(987)	(688)	(1,231)
	389	(664)	1,540	(524)
Expenses assignable to investment income were insignificant. There were no significant investments as of June 30, 2015 that did not produce income during the year.

For the six months ended June 30, 2015 and 2014, investment and other (losses) gains – net included $0.4 million and $1.1 million, respectively, of non-cash charges relating to office closure costs, offset by net realized gains from the sale of debt and equity available-for-sale investments.
Proceeds from the sale of investments available-for-sale follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	($000 omitted)
Proceeds from sale of investments available-for-sale	20,604	3,299	44,505	14,475

NOTE 5
Share-based incentives. In January 2015 and 2014, respectively, the Company granted executives and senior management shares of restricted common stock which are time-based and vest at the end of three years. The Company also granted performance-based shares which vest upon achievement of certain financial objectives over a period of three years. The aggregate fair values of these awards at grant date in 2015 and 2014 were $4.2 million (113,000 shares with an average grant price of $37.04) and $4.0 million (124,000 shares with an average grant price of $32.22), respectively. During the quarter ended June 30, 2015, 5,000 additional shares were issued to certain executive employees at an aggregate fair value of $0.2 million and average grant price of $39.34. Awards were made pursuant to the Company’s employee incentive compensation plans and the compensation expense associated with restricted stock awards is recognized over the corresponding vesting period.

NOTE 6
Earnings per share. The Company’s basic earnings per share attributable to Stewart was calculated by dividing net income (loss) attributable to Stewart by the weighted-average number of shares of Common Stock and Class B Common Stock outstanding during the reporting periods.
To calculate diluted earnings per share, net income and number of shares are adjusted for the effects of any dilutive shares. Using the if-converted method, net income are adjusted for interest expense, net of any tax effects, applicable to the Convertible Senior Notes, which were fully converted into common stock during October 2014. The number of shares is adjusted by adding the number of dilutive shares, assuming they are issued, during the same reporting period. The treasury stock method is used to calculate the dilutive number of shares related to the Company’s long term incentive and stock option plans.

Since the Company reported a net loss for the six months ended June 30, 2014, the related diluted earnings per share was not calculated.

The calculation of the basic and diluted earnings per share is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	($000 omitted)
Numerator:
Net income (loss) attributable to Stewart	17,106	6,279	4,658	(5,828)
Interest expense, net of tax effects	—	314	—	—
If-converted net income (loss) attributable to Stewart	17,106	6,593	4,658	(5,828)

Denominator (000):
Basic average shares outstanding	23,624	22,476	23,806	22,491
Dilutive average number of shares relating to options	2	1	2	—
Dilutive average number of shares relating to convertible senior notes	—	2,087	—	—
Dilutive average number of shares relating to restricted shares grant	169	284	167	—
Dilutive average shares outstanding	23,795	24,848	23,975	22,491

Basic earnings (loss) per share attributable to Stewart	0.72	0.28	0.20	(0.26)

Diluted earnings (loss) per share attributable to Stewart	0.72	0.27	0.19	(0.26)

NOTE 7
Contingent liabilities and commitments. In the ordinary course of business, the Company guarantees the third-party indebtedness of certain of its consolidated subsidiaries. As of June 30, 2015, the maximum potential future payments on the guarantees are not more than the related notes payable recorded in the condensed consolidated balance sheets. The Company also guarantees the indebtedness related to lease obligations of certain of its consolidated subsidiaries. The maximum future obligations arising from these lease-related guarantees are not more than the Company’s future minimum lease payments. As of June 30, 2015, the Company also had unused letters of credit aggregating $5.4 million related to workers’ compensation and other insurance. The Company does not expect to make any payments on these guarantees.

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

The corporate segment consists of the expenses of the parent holding company, certain other corporate overhead expenses, and the costs of its centralized support operations not otherwise allocated to the operating segments. The revenues for the segment are primarily related to investment income.
Selected statement of operations and income (loss) information related to these segments are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	($000 omitted)
Revenues:
Title	468,985	406,018	849,354	770,227
Mortgage services	58,031	35,820	121,741	61,076
Corporate	4,890	5,000	9,683	9,111
	531,906	446,838	980,778	840,414
Intersegment revenues:
Mortgage services	241	104	481	209

Depreciation and amortization:
Title	2,151	1,446	4,206	2,814
Mortgage services	2,897	1,860	5,754	2,979
Corporate	2,226	1,749	4,419	3,657
	7,274	5,055	14,379	9,450

Income (loss) before taxes and noncontrolling interests:
Title	72,769	45,621	92,401	63,451
Mortgage services	(3,346)	(2,323)	(691)	(4,246)
Corporate	(38,391)	(31,762)	(79,553)	(66,255)
	31,032	11,536	12,157	(7,050)

The Company does not provide asset information by reportable operating segment as it does not routinely evaluate the asset position by segment.

Revenues generated in the United States and all international operations are as follows:

	For the Three Months Ended June 30,
	2015	2014
	($000 omitted)
United States	502,968	413,338
International	28,938	33,500
	531,906	446,838

NOTE 9
Regulatory and legal developments. In January 2009, an action was filed by individuals against Stewart Title Guaranty Company (Guaranty), Stewart Title of California, Inc., Cuesta Title Company and others in the Superior Court of California for the County of San Luis Obispo alleging that the plaintiffs had suffered damages relating to loans they made through Hurst Financial Corporation to an individual named Kelly Gearhart and entities controlled by Gearhart. Thereafter, several other lawsuits making similar allegations, including a lawsuit filed by several hundred individuals, were filed in San Luis Obispo Superior Court, and one such lawsuit was removed to the United States District Court for the Central District of California, which was dismissed and then refiled in San Luis Obispo Superior Court. The defendants vary from case to case, but Stewart Information Services Corporation, Stewart Title Company and Stewart Title Insurance Company were also each sued in at least one of the cases. Following several years of discovery and other pretrial proceedings, the Court conducted a bellwether jury trial of the claims of eight of the plaintiffs, four selected by plaintiffs and four selected by defendants, starting on August 5, 2013. The eight plaintiffs in the bellwether jury trial each asserted claims against Cuesta Title Company, Stewart Title of California, and Guaranty. One plaintiff in the bellwether jury trial also asserted claims against Stewart Title Company; the Court granted Stewart Title Company’s motion for non-suit after the close of plaintiffs’ case. On October 8, 2013, the jury returned a verdict in favor of Cuesta Title Company, Stewart Title of California, and Guaranty on every one of every plaintiff’s claims against them. On January 30, 2014, the Court denied plaintiffs’ motion for new trial. On February 28, 2014, plaintiffs filed their notices of appeal from the verdict in the bellwether jury trial. Rather than incur additional time and expenses associated with these actions, the Company announced on June 11, 2014, the settlement with approximately 500 plaintiffs representing more than 90 percent of the total number of plaintiffs, pursuant to which it agreed to pay $10.53 million. The settlement agreement involved no admission of liability or violation of law by the defendants and bars the plaintiffs from pursuing further associated claims against the defendants. A bench trial of the claims of two non-settling plaintiffs started on January 5, 2015. On April 17, 2015, the Court issued its Statement of Decision in favor of all defendants on the claims of both plaintiffs, after which those two plaintiffs agreed to settle. Thereafter, all but seven of the remaining plaintiffs settled.
A jury trial of the claims of the seven remaining non-settling plaintiffs started on May 14, 2015. The Court granted Guaranty’s motion for non-suit after the close of plaintiffs’ case. On June 23 and 25, 2015, the jury returned verdicts in favor of Stewart Title of California and Cuesta Title Company as to the claims of five of the seven plaintiffs but returned verdicts in favor of two plaintiffs against Stewart Title of California and Cuesta Title Company in the combined amount of approximately $4.5 million, including pre-judgment interest. The post-trial motion process is underway; rulings thereon are not expected until late August 2015, at the earliest. Although the Company cannot predict the ultimate outcome of these motions or any possible subsequent appeals, it will vigorously defend itself and does not believe that the ultimate outcome relating to the remaining seven plaintiffs will be material to its consolidated financial condition or results of operations.

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
Guaranty’s Motion to Reconsider the Court’s August 29, 2013 was denied. Guaranty’s Motion for Summary Judgment based on Credit Suisse’s lack of standing to pursue its counter claims, and other grounds was denied on February 26, 2015. A twenty day jury trial is set to begin on September 3, 2015. Although the Company cannot predict the outcome of this matter, Guaranty is vigorously prosecuting this litigation and does not believe that the ultimate outcome will have a material adverse impact on its consolidated financial condition or results of operations.

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

NOTE 10
Other comprehensive (loss) income. Changes in the balances of each component of other comprehensive (loss) income and the related tax effects are as follows:

	For the Three Months Ended June 30, 2015			For the Three Months Ended June 30, 2014
	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount
	($000 omitted)			($000 omitted)
Foreign currency translation adjustments	2,514	271	2,243	6,037	1,908	4,129
Unrealized (losses) gains on investments:
Change in unrealized (losses) gains on investments	(10,308)	(3,608)	(6,700)	5,702	1,996	3,706
Less: reclassification adjustment for net gains included in net income	(201)	(70)	(131)	(96)	(34)	(62)
Net unrealized (losses) gains	(10,509)	(3,678)	(6,831)	5,606	1,962	3,644

Other comprehensive (loss) income	(7,995)	(3,407)	(4,588)	11,643	3,870	7,773

	For the Six Months Ended June 30, 2015			For the Six Months Ended June 30, 2014
	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount
	($000 omitted)			($000 omitted)
Foreign currency translation adjustments	(6,428)	(2,172)	(4,256)	1,898	177	1,721
Unrealized (losses) gains on investments:
Change in unrealized (losses) gains on investments	(6,063)	(2,122)	(3,941)	12,103	4,236	7,867
Less: reclassification adjustment for net gains included in net income	(1,203)	(421)	(782)	(298)	(105)	(193)
Net unrealized (losses) gains	(7,266)	(2,543)	(4,723)	11,805	4,131	7,674

Other comprehensive (loss) income	(13,694)	(4,715)	(8,979)	13,703	4,308	9,395

NOTE 11
Goodwill. A summary of changes in goodwill for the period ended June 30, 2015 is as follows:

	Title	Mortgage Services	Total
		($000 omitted)
Balances at December 31, 2014	202,002	49,866	251,868
Acquisitions	7,220	—	7,220
Purchase adjustments	—	(5,681)	(5,681)
Disposals	(168)	—	(168)
Balances at June 30, 2015	209,054	44,185	253,239
The purchase adjustments recorded for the period ended June 30, 2015 were related to the remeasurement of assumed liabilities related to certain acquisitions during the second quarter of 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S OVERVIEW

We reported net income attributable to Stewart of $17.1 million, or $0.72 per diluted share, for the second quarter of 2015, compared to net income attributable to Stewart of $6.3 million, or $0.27 per diluted share, for the second quarter of 2014. Pretax income for the second quarter of 2015 was $31.0 million, an increase of $19.5 million when compared to pretax income of $11.5 million for the second quarter of 2014. Second quarter 2015 results include approximately $7.7 million of aggregate costs (consisting of severance, consulting and third party service provider transition costs) recorded primarily in the corporate segment related to our cost management program and Consumer Finance Protection Bureau (CFPB) final rule preparations and a $4.5 million litigation charge recorded as other operating expense in the title segment. Second quarter of 2014 results included a $10.5 million charge recorded in the title segment relating to a litigation settlement and approximately $3.2 million of aggregate acquisition-related costs included in the corporate segment.

Total title revenues increased 18.3% in the second quarter of 2015 compared to the second quarter of 2014. Revenues from direct operations for the second quarter of 2015 increased 17.0% compared to the same quarter last year and increased 28.3% from the first quarter 2015. Revenues from independent agency operations increased 19.7% in the second quarter of 2015 compared to the second quarter of 2014 and increased 16.9% from the first quarter of 2015, similar to the trend in direct operations. Revenue increases from direct and agency operations were primarily due to higher refinancing and residential resale closed orders as well as growth in our domestic commercial and agency businesses. Mortgage services revenues for the second quarter of 2015 increased 29.7% compared to the second quarter of 2014 due to the acquisitions closed during the second and third quarters of 2014.

Our title segment revenues for the second quarter of 2015 were $469.0 million, an increase of 15.5% from the second quarter of 2014 and an increase of 23.3% from the first quarter of 2015. In the second quarter of 2015, the title segment generated pretax income of $72.8 million (15.5% margin), compared with second quarter 2014 pretax income of $45.6 million (11.2% margin) and first quarter 2015 pretax income of $19.6 million (5.2% margin). Our title segment benefited from higher volume, particularly in residential resale and refinancing transactions, lower title policy losses, and office location rationalization, in which approximately 40 offices not meeting profitability expectations were closed since last year’s second quarter.

We achieved several important milestones in the second quarter, including the July 1 transition of certain back office operations to a third party service provider. The remaining back office operations identified for outsourcing will be transitioned by the end of August, which will essentially complete the cost management program announced in 2014. By the end of the third quarter, we expect to have realized our revised target of $30 million in annualized cost savings.

As a percentage of title revenues, title losses were 4.0% in the second quarter of 2015 compared to 4.4% in the second quarter of 2014 and 8.2% in the first quarter of 2015. Title loss expense increased 7.7% to $19.6 million in the second quarter 2015 compared to $18.2 million in the second quarter of 2014. In the second quarter of 2015, we recorded a net policy loss reserve reduction of $7.3 million as a result of favorable experience relating to prior policy years. In the first quarter of 2015, we recorded title policy loss reserve strengthening charges of $11.8 million relating to several large prior policy year claims and escrow losses, including costs of settling claims which were the subject of adverse appellate rulings. During the second quarter of 2014, we recorded a policy loss reserve reduction of $6.5 million relating to prior policy years.

Revenues generated by our mortgage services segment were $58.0 million for the second quarter of 2015, increasing 62.0% compared to $35.8 million in the second quarter of 2014. Year-over-year revenues were favorably influenced by the acquisitions closed in both the second and third quarters of 2014. Sequentially, revenues decreased 8.9% as compared to the first quarter of 2015 due to rapidly falling demand for delinquent loan servicing as well as continued pricing pressures on contracts to provide those services.

The mortgage services segment reported a pretax loss of $3.3 million in the second quarter of 2015 compared to a pretax loss of $2.3 million and pretax income of $2.7 million for the second quarter of 2014 and first quarter of 2015, respectively. Second quarter 2015 results included approximately $0.9 million in charges relating to severance costs.

As a result of rapidly falling volume of defaulted and delinquent loans in the industry as well as the previously mentioned pricing pressure on existing contracts, our delinquent loan servicing offerings no longer meet our scale and margin requirements. Therefore, we have made the strategic decision to exit these operations and wind them down over the latter half of the year. During the third and fourth quarters, we anticipate charges totaling approximately $5.0 to $7.0 million relating to this restructuring. We are mindful of our clients’ need for an orderly wind down that ensures minimal disruption to their operations. Consequently, we anticipate that through the remainder of 2015 we will continue to operate the component servicing business lines in a phased exit process that will dilute the margin of the segment.

In February 2015, we announced an increase in our dividend from $0.10 per share paid annually to $1.00 per share, paid on a quarterly basis. Our first quarterly dividend of $0.25 per share was paid in June 2015. Also during the quarter, we acquired 719,756 shares of our common stock at an aggregate purchase price of $26.4 million bringing the total amount of our stock buyback to approximately 1.44 million shares at an aggregate purchase price of $49.9 million. Including anticipated dividends to be paid in the third and fourth quarters 2015, we now expect to return a total of $70 million to our shareholders through the combination of share repurchases and dividends by the end of 2015. We remain committed to returning capital to stockholders on a regular basis while maintaining our ratings and a capital base that supports the growth in our business and our obligations to our policyholders.

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
During the six months ended June 30, 2015, we made no material changes to our critical accounting estimates as previously disclosed in Management’s Discussion and Analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. As discussed below, we will exit certain delinquent loan servicing operations included in the mortgage services reporting unit and anticipate recording charges during the third and fourth quarters 2015 related to this decision. In connection with these actions, we will also evaluate for potential impairment the goodwill carried in the mortgage services reporting unit, as well as intangible assets. In accordance with our policy, we will also perform our normal evaluation of goodwill on our remaining reporting units during the third quarter using June 30, 2015 balances.
Operations. Our business has three main operating segments: title insurance and related services (title), mortgage services and corporate.

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
Factors affecting revenues. The principal factors that contribute to changes in operating revenues for our title and mortgage services segments include:

•	mortgage interest rates;

•	availability of mortgage loans;

•	ability of potential purchasers to qualify for loans;

•	inventory of existing homes available for sale;

•	ratio of purchase transactions compared with refinance transactions;

•	ratio of closed orders to open orders;

•	home prices;

•	volume of distressed property transactions;

•	consumer confidence, including employment trends;

•	demand by buyers;

•	number of households;

•	premium rates;

•	market share;

•	independent agency remittance rates;

•	opening of new offices and acquisitions;

•	number of commercial transactions, which typically yield higher premiums;

•	government or regulatory initiatives, including tax incentives, and, for 2015, implementation of new CFPB regulations;

•	acquisitions or divestitures of businesses; and

•	seasonality and/or weather.

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

RESULTS OF OPERATIONS
Comparisons of our results of operations for the three and six months ended June 30, 2015 with the three and six months ended June 30, 2014 are as follows. Factors contributing to fluctuations in the results of operations are presented in the order of their monetary significance, and we have quantified, when necessary, significant changes. Results from our mortgage services and corporate segments are included in the discussions and, when relevant, are discussed separately.
Our statements on home sales and loan activity are based on published industry data from sources including Fannie Mae, the National Association of Realtors®, the Mortgage Bankers Association and Freddie Mac. We also use information from our direct operations.
Operating environment. Existing home sales in the second quarter of 2015 increased 8.3% from the second quarter of 2014. June annualized existing home sales of 5.5 million were the highest seen since February 2007, an encouraging trend we see for the remainder of 2015. On a 12-month moving average seasonally adjusted basis, median home prices rose 5.8% from a year ago. June housing starts rose 9.8% sequentially from May and were up 26.6% from a year ago. Newly issued building permits in June decreased 7.4% sequentially from May and were up 30.0% from a year ago. According to Fannie Mae, one-to-four family residential lending increased from $312 billion in the second quarter of 2014 to $467 billion in the second quarter of 2015, primarily driven by an estimated $113 billion increase in refinance originations from the second quarter of 2014 to the second quarter of 2015. Residential lending for home purchase volumes increased from $190 billion in the second quarter of 2014 to $232 billion in the second quarter of 2015. On average, refinance premium rates are 60% of the premium rates for a similarly priced sale transaction.
The CFPB was created by the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), enacted on July 21, 2010. The CFPB was created as an independent bureau housed in the Federal Reserve system. The bureau’s purpose is to watch over the interests of American consumers in the market for financial products and services. Dodd-Frank consolidated most federal consumer financial protection laws under the authority of the CFPB, giving it responsibility for supervision and enforcement of those laws. The bureau is charged with regulating a wide range of consumer financial products and services, including the mortgage and real estate markets in matters pertaining to consumers. Under Dodd-Frank, the CFPB was mandated to propose regulations integrating the consumer disclosures required under the Real Estate Settlement Procedures Act and the Truth-in-Lending Act. This mandate led to the CFPB’s final rule issued on November 20, 2013, with an original effective date of August 1, 2015, which was delayed in July 2015 until October 3, 2015.
To meet the original August 1, 2015 effective date, we have had a large team of associates working on readiness efforts, from modifying our systems to providing basic education to all U.S-based associates, with more comprehensive education modules required for those in roles specifically impacted by the new rules and forms. Preparation efforts include technology and business process training for associates so they can effectively work in the new production environments, adapting to changes in closing time tables and increased communication with lenders to make sure consumers have all documents in the required time period prior to closing. However, the significance of these changes could lead to lower mortgage volumes and/or delays in mortgage processing and transaction closings, particularly in the early stages of implementation. While there can be no assurance that lenders, the Company, or its agents will be successful in their implementation efforts, Stewart is approaching the preparation for implementation of the disclosure rule and other regulations as an opportunity to discover new ways to provide better transparency and service to all parties involved in a real estate transaction.
Title revenues. Revenues from direct title operations increased $35.1 million, or 17.0%, and $70.1 million, or 19.5%, in the second quarter and first six months of 2015, respectively, compared to the same periods in 2014. Revenues in the second quarter and first six months of 2015 increased primarily due to higher refinancing and residential resale closed orders as well as growth in our domestic commercial and agency businesses. The increase in refinancing transactions was attributable to our acquisitions of centralized title operations in the second quarter of 2014, as well as growth in refinancing volume since acquisition date. Our direct operations include local offices and international operations, and we generate commercial revenues both domestically and internationally. U.S. commercial revenues increased $6.1 million, or 19.7%, and $11.1 million, or 18.4%, in the second quarter and first six months of 2015, respectively, compared to the same periods in 2014. This was offset by a decrease in international commercial revenues of $4.8 million, or 53.8%, and $6.1 million, or 40.9%, in the second quarter and first six months of 2015, respectively, compared to the same periods in 2014 primarily due to the strengthening of the U.S. dollar. Note that fluctuations in exchange rates affect our consolidated reporting only, as our international operations are conducted almost entirely in local currencies. Overall, total commercial revenues increased by $1.3 million, or 3.1%, and $5.0 million, or 6.6%, in the second quarter and first six months of 2015, respectively, compared to the same periods in 2014.

Total orders closed increased by about 29,700, or 41.3%, and 60,100, or 47.3%, in the second quarter and first six months of 2015, respectively, compared to the same periods in 2014 primarily due to an improving residential purchase market as well as the increase in refinancing transactions. Refinancing orders closed increased by about 19,100, or 136.5%, and 39,700, or 154.3%, and purchase orders closed increased by about 7,900, or 17.0%, and 13,200, or 16.5%, in the second quarter and first six months of 2015, respectively, compared to the same periods in 2014. Commercial orders closed decreased by about 400, or 4%, and increased by about 1,700, or 9.8%, in the second quarter and first six months of 2015, respectively, compared to the same periods in 2014. Total opened orders increased by about 29,800, or 28.5%, and 80,000, or 42.1%, in the second quarter and first six months of 2015, respectively, compared to the same periods in 2014.

Overall, our direct operations had a solid second quarter and first six months of 2015 from a revenue perspective. Our direct offices reported strong revenue growth, the acquisitions are performing in-line with expectations, our commercial business continues to show gains, and our international business remains steady. Of our total title revenues, direct revenues constituted 49.0% in the second quarter of 2015, slightly down from 49.6% of the prior year quarter, and 48.0% in the first six months of 2015 as compared to 45.9% for the same period in 2014.

Revenues from independent agency operations increased $41.3 million, or 19.7%, and $42.4 million, or 10.0%, in the second quarter and first six months of 2015, respectively, compared to the same periods in 2014. Although we do not have opened and closed order data from independent agencies, revenues from them fluctuate based on the same general factors that influence revenues from direct title operations. Consistent with our strategy for this channel, our focus is on increasing profit margins in every state, increasing premium revenue in states where remittance rates are above 20%, and maintaining the quality of our agency network, which we believe to be the industry’s best, in order to mitigate claims risk and drive consistent future performance. While market share is important in our agency operations channel, it is not as important as margins, remittance rates and risk mitigation.

Mortgage services revenues. Mortgage services operating revenues increased $7.8 million, or 29.7%, and $25.8 million, or 52.6%, in the second quarter and first six months of 2015, respectively, compared to the same periods in 2014 due to the acquisitions closed in the second and third quarters 2014. Mortgage services segment revenues increased $22.2 million, or 62.0%, and $60.7 million, or 99.3%, in the second quarter and first six months of 2015, respectively, compared to the same periods in 2014. Revenues from the acquired centralized title operations are included in the mortgage services segment revenues in accordance with applicable segment accounting rules.

During 2014, we completed acquisitions of three companies that provide collateral valuation, settlement services, title and closing services and loan quality control and due diligence services. These acquisitions expanded our offerings to mortgage lenders and are meeting our expectations. However, as noted above, we will exit our legacy delinquent loan servicing operations and wind these operations down over the latter half of the year. Thus, we anticipate that through the third and fourth quarters 2015 we will continue to operate the delinquent loan servicing operations in a phased exit process that will reduce revenues and dilute margins for the segment.

We believe this decision, while significant to historic segment revenues, will focus our capital and resources on our business units that have the strongest future for ongoing, stable growth, including centralized title, loan origination and capital markets offerings. We are not exiting any business lines we recently acquired and we will retain our expertise in providing services to the delinquent loan market. Our remaining mortgage services operations constitute a core set of diversified offerings that satisfy the needs of lenders seeking to manage vendor risk in a heightened regulatory environment.

With the anticipated decline in refinancing volume, we expect the mortgage services segment to generate annualized revenues of $120 - $140 million in 2016, down from 2014’s year end run rate of approximately $230 million. Given the percentage of revenues tied to centralized title and valuation services going forward, we expect net income after earnings from noncontrolling interests and before interest expense, income tax expense, and depreciation and amortization (EBITDA) margins in the low teens.
Investment income. Investment income for the second quarter and first six months of 2015 was comparable to that realized in the same periods in 2014. Certain investment gains and losses, which are included in our results of operations in investment and other gains - net, were realized as part of the ongoing management of our investment portfolio for the purpose of improving performance.

For the six months ended June 30, 2015 and 2014, investment and other (losses) gains – net included $0.4 million and $1.1 million, respectively, of non-cash charges relating to office closure costs, offset by net realized gains from the sale of debt and equity available-for-sale investments.
Retention by agencies. Amounts retained by title agencies are based on agreements between agencies and our title underwriters. On average, amounts retained by independent agencies, as a percentage of revenues generated by them, were 81.4% in both second quarters of 2015 and 2014, and 81.6% in both first six months of 2015 and 2014. The average retention percentage may vary from quarter-to-quarter due to the geographical mix of agency operations, the volume of title revenues and, in some states, laws or regulations. Due to the variety of such laws or regulations, as well as competitive factors, the average retention rate can differ significantly from state to state. In addition, a high proportion of our independent agencies are in states with retention rates greater than 80%. Consequently, we expect our average retention percentage to remain in the 81% - 82% range over the near to medium term.

Employee costs. Including the impact of acquisitions, employee costs for the combined business segments increased $19.8 million, or 13.1%, and $40.4 million, or 13.8%, in the second quarter and first six months of 2015, respectively, compared to the same periods in 2014. Excluding the impact of the acquisitions made in the second and third quarters of 2014, employee costs increased 7.6% and 3.3% in the second quarter and first six months of 2015, respectively, primarily due to increased commissions and incentive compensation on higher title and commercial revenues and higher profitability. Employee costs for the second quarter of 2015 also include approximately $2.6 million of severance related to the cost management program. As a percentage of total operating revenues, employee costs decreased to 32.5% and 34.4% in the second quarter and first six months of 2015, respectively, as compared to 34.2% and 35.2%, respectively, from the same periods in 2014. Our total headcount increased by 78, or 1.1%, and 70, or 1.0%, in the second quarter and first six months of 2015, respectively, compared to the same periods in 2014, with the increase primarily in direct operations as a consequence of increased transaction volume.

Employee costs in the title segment increased $8.4 million, or 8.6%, and $10.6 million, or 5.5%, in the second quarter and first six months of 2015, respectively, compared to the same periods in 2014, as the result of increased commissions and incentive compensation on higher title and commercial revenues. In our mortgage services segment, employee costs increased $8.5 million, or 31.7%, and $26.1 million, or 55.3%, in the second quarter and first six months of 2015, respectively, compared to the same periods in 2014 due to the incremental employee costs from the acquisitions in the second and third quarters of 2014. We continue to have a significant team dedicated to technology and process changes as well as training to implement the CFPB's mortgage disclosure rules.
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

In the second quarter and first six months of 2015 compared to the same periods in 2014, other operating expenses for the combined business segments increased $8.9 million, or 9.9%, and $29.9 million, or 19.1%, respectively. In the second quarter and first six months of 2015, other operating expenses included aggregate costs of $5.1 million and $12.5 million, respectively, related to professional fees incurred for the stockholder settlement and cost management program and an additional $4.5 million charge related to a litigation settlement that was recorded in the second quarter of 2015. In the second quarter and first six months of 2014, other operating expenses included aggregate costs of $2.8 million and $6.1 million, respectively, related to due diligence costs in connection with the acquisitions and the stockholder settlement and $10.5 million charge related to a litigation settlement. Excluding the impact of these charges, other operating costs for the combined business segments in the second quarter and first six months of 2015 would have increased by $12.6 million, or 16.7%, and $29.6 million, or 21.1%, respectively, primarily as a result of the acquisitions completed in the second and third quarters 2014. Further, excluding the impact of the acquisitions, other operating costs for the second quarter and first six months of 2015 would have decreased by approximately 1.4% and 0.8%, respectively, as compared to the same periods in 2014.

Costs that follow, to varying degrees, changes in transaction volumes and revenues increased $14.5 million, or 51.2%, and $26.9 million, or 54.0%, in the second quarter and first six months of 2015, respectively. The increases in these costs for the second quarter and for the first six months of 2015 are primarily due to increases in certain mortgage services expenses (resulting from increased mortgage service revenues related to the acquisitions) and fee attorney splits, outside search fees and premium taxes on the increased title revenues. Costs that fluctuate independently of revenues decreased $9.1 million, or 36.1%, and $8.6 million, or 23.4%, in the second quarter and first six months of 2015, respectively, primarily from the decrease in the aforementioned non-recurring litigation settlement costs and other litigation related costs.
Title losses. Provisions for title losses, as a percentage of title revenues and including adjustments for certain large claims and escrow losses, were 4.0% and 5.9% for the second quarter and first six months of 2015, respectively, as compared to 4.4% and 5.2%, respectively, for the same periods in 2014. In the second quarter of 2015, we recorded a $17.5 million policy loss reserve reduction relating to non-large policy losses as a result of favorable loss development experience. This reserve reduction was partially offset by $10.2 million of adjustments to two existing large losses relating to prior policy years, resulting in a net reduction in policy loss reserves of $7.3 million. We recorded a $6.5 million policy loss reserve reduction in the second quarter of 2014 related to prior policy year non-large losses. Excluding the net reserve adjustments, the title loss ratio would be 5.4% for both second quarter and first six months of 2015, a decline of 50 and 70 basis points, respectively, from the same periods in 2014.

In the second quarter and first six months of 2015, compared to the same periods in 2014, title losses increased $1.4 million, or 7.7%, and $11.8 million, or 28.8%, respectively, primarily as a result of the increase in operating revenue. The title loss ratio in any given quarter can be significantly influenced by new large claims incurred as well as adjustments to reserves for existing large claims. We continue to manage and resolve large claims prudently and in keeping with our commitments to our policyholders.

Cash claim payments in the second quarter and first six months of 2015 increased 93.7% and 14.8%, respectively, from the same periods in 2014, due to significantly higher payments made on large claims from prior policy years.

The composition of title policy loss expense is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	($ in millions)
Provisions – Known Claims:
Current year	2.0	3.4	9.4	8.0
Prior policy years	32.0	19.7	52.5	33.6
	34.0	23.1	61.9	41.6
Provisions – IBNR
Current year	35.1	21.2	60.7	39.2
Prior policy years	(17.5)	(6.4)	(17.4)	(6.3)
	17.6	14.8	43.3	32.9
Transferred to Known Claims	(32.0)	(19.7)	(52.5)	(33.6)
Total provisions	19.6	18.2	52.7	40.9

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

Known claims provisions increased $10.9 million, or 47.1%, and $20.3 million, or 48.8%, in the second quarter and first six months of 2015, respectively, compared to the same periods in 2014 due to increases in reserves for several existing large claims relating mostly to policy years 2005 and 2006. Current year provisions - IBNR are recorded on policies issued in the current year as a percentage of premiums realized (provisioning rate). Current year provisions - IBNR increased $13.9 million, or 65.6%, and $21.5 million, or 54.8%, in the second quarter and first six months of 2015, respectively, compared to the same periods in 2014. As a percentage of title operating revenues, provisions - IBNR for the current policy year increased to 7.1% and 6.8% in the second quarter and first six months of 2015, respectively, from 5.1% and 5.0% in the same periods in 2014 in connection with the 18.3% and 14.4% increase in operating revenues for the second quarter and first six months of 2015, respectively, compared with the same periods in 2014. Provisions - IBNR relating to prior policy years decreased by $11.1 million for both the second quarter and first six months of 2015 compared with the same periods in 2014 due to the aforementioned reserve reduction.

In addition to title policy claims, we incur losses in our direct operations from escrow, closing and disbursement functions. These escrow losses typically relate to errors or other miscalculations of amounts to be paid at closing, including timing or amount of a mortgage payoff, payment of property or other taxes and payment of homeowners’ association fees. Escrow losses also arise in cases of mortgage fraud, and in those cases the title insurer incurs the loss under its obligation to ensure that an unencumbered title is conveyed. Escrow losses are recognized as expense when discovered or when contingencies associated with them (such as litigation) are resolved and are typically paid less than 12 months after the loss is recognized. During the six months ended June 30, 2015 and 2014, we recorded approximately $3.2 million and $3.9 million, respectively, for policy loss reserves relating to escrow losses arising from mortgage fraud.

Total title policy loss reserve balances:

	June 30, 2015	December 31, 2014
	($000 omitted)
Known claims	111.1	111.7
IBNR	369.9	383.7
Total estimated title losses	481.0	495.4

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

Due to the inherent uncertainty in predicting future title policy losses, significant judgment is required by both our management and our third party actuaries in estimating reserves. As a consequence, our ultimate liability may be materially greater or less than current reserves and/or our third party actuary’s calculated estimates.

Depreciation and amortization. Depreciation and amortization expense increased $2.2 million, or 43.9%, and $4.9 million, or 52.2%, in the second quarter and first six months of 2015, respectively, compared to the same periods in 2014. The increase is primarily due to $1.3 million and $2.7 million, respectively, of amortization expense on 2014 acquired intangible assets, and $0.7 million and $1.5 million, respectively, of amortization expense relating to an underwriter production system placed into service July 1, 2014.

Income taxes. Our effective tax rates were 37.8% and 30.8% for the second quarters 2015 and 2014, respectively, and 38.2% and 47.0% for the first six months of 2015 and 2014, respectively, based on income (loss) before taxes, after deducting income attributable to noncontrolling interests, of $27.5 million and $9.1 million for the second quarters 2015 and 2014, respectively, and $7.5 million and ($11.0) million for the first six months of 2015 and 2014, respectively.

LIQUIDITY AND CAPITAL RESOURCES
Our liquidity and capital resources reflect our ability to generate cash flow to meet our obligations to stockholders, customers (payments to satisfy claims on title policies), vendors, employees, lenders and others. As of June 30, 2015, our cash and investments, including amounts reserved pursuant to statutory requirements, aggregated $754.1 million ($279.8 million net of statutory reserves). Of our total cash and investments at June 30, 2015, $558.0 million was held in the United States and the rest internationally, principally Canada.
Cash held at the parent company totaled $5.3 million at June 30, 2015. As a holding company, the parent company is funded principally by cash from its subsidiaries in the form of dividends, operating and other administrative expense reimbursements, and pursuant to intercompany tax sharing agreements. The expense reimbursements are paid in accordance with management agreements, approved by the Texas Department of Insurance (TDI), among us and our subsidiaries. In addition to funding operating expenses, cash held at the parent company is used for dividend payments to common stockholders and our stock repurchase program. To the extent such uses exceed cash available, the parent company is dependent on distributions from its regulated title insurance underwriter, Stewart Title Guaranty Company.

A substantial majority of our consolidated cash and investments as of June 30, 2015 was held by Guaranty and its subsidiaries. The use and investment of these funds, dividends to the parent company, and cash transfers between Guaranty and its subsidiaries and the parent company are subject to certain legal and regulatory restrictions. In general, Guaranty may use its cash and investments in excess of its legally-mandated statutory premium reserve (established in accordance with requirements under Texas law) to fund its insurance operations, including claims payments. Guaranty may also, subject to certain limitations, provide funds to its subsidiaries (whose operations consist principally of field title offices and entities comprising the mortgage services segment) for their operating and debt service needs.

We maintain investments in accordance with certain statutory requirements in the states of domicile of our underwriters for the funding of statutory premium reserves. Statutory premium reserves, which approximated $474.2 million and $438.5 million at June 30, 2015 and December 31, 2014, respectively, are required to be fully funded and invested in high-quality securities and short-term investments. In addition, included within cash and cash equivalents are statutory reserve funds of approximately $20.1 million and $57.4 million at June 30, 2015 and December 31, 2014, respectively. These cash statutory reserve funds are not restricted or segregated in depository accounts. If the Company fails to maintain minimum investments or cash and cash equivalents to meet statutory requirements, the Company may be subject to fines or other penalties, including potential revocation of its business license. As of June 30, 2015, our known claims reserve totaled $111.1 million and our statutory estimate of claims that may be reported in the future totaled $369.9 million. In addition to this, we had cash and investments (excluding equity method investments) of $179.2 million which are available for underwriter operations, including claims payments.

The ability of Guaranty to pay dividends to its parent is governed by Texas insurance law. The TDI must be notified of any dividend declared, and any dividend in excess of a statutory maximum (20% of surplus, which approximated $105.3 million as of December 31, 2014) would be, by regulation, considered extraordinary and subject to pre-approval by the TDI. Also, the Texas Insurance Commissioner may raise an objection to a planned distribution during the notification period. Guaranty’s actual ability or intent to pay dividends to its parent may be constrained by business and regulatory considerations, such as the impact of dividends on surplus and the liquidity ratio, which could affect its ratings and competitive position, the amount of insurance it can write and its ability to pay future dividends. As of March 31, 2015, our statutory liquidity ratio for our principal underwriter was 0.92 to 1. Our internal objective is to achieve and maintain a ratio of at least 1:1, as we believe that ratio is crucial from both a ratings agency and competitive perspective. On an ongoing basis, this ratio will largely guide our decisions as to frequency and magnitude of dividends from Guaranty to the parent company. Further, depending on business and regulatory conditions, we may in the future need to retain cash in Guaranty or even raise cash in the capital markets to contribute to it in order to maintain its ratings or statutory capital position. Such a requirement could be the result of investment losses, reserve charges, adverse operating conditions in the current economic environment or changes in interpretation of statutory accounting requirements by regulators. Guaranty declared dividends of $15.0 million to its parent during the six months ended June 30, 2015, and none in the same period in 2014.

As the parent company conducts no operations apart from its wholly-owned subsidiaries, the discussion below focuses on consolidated cash flows.

	For the Six Months Ended June 30,
	2015	2014
	(dollars in millions)
Net cash provided (used) by operating activities	5.6	(31.8)
Net cash used by investing activities	(13.3)	(62.5)
Net cash (used) provided by financing activities	(25.5)	51.8
Operating activities
Our principal sources of cash from operations are premiums on title policies and revenue from title service-related transactions and mortgage servicing support services. Our independent agencies remit cash to us net of their contractual retention. Our principal cash expenditures for operations are employee costs, operating costs and title claims payments.

Cash provided by operations for the first six months of 2015 was $5.6 million, an improvement of $37.4 million from $31.8 million used by operations for the same period in 2014. The improvement was primarily a result of the improvement in net income and lower cash payments on outstanding accounts payable and accrued liabilities over the prior year period.

Although our business is labor intensive, we are focused on a cost-effective, scalable business model which includes utilization of technology, centralized back and middle office functions and business process outsourcing. Our approach allows us to adjust more easily to fluctuations in transaction volumes. As discussed previously, we reached a key milestone on July 1, 2015 in our cost management program as we completed the transition of certain back office operations to a third-party service provider. The remaining back office operations identified for outsourcing will be transitioned by the end of August 2015. At that point, we will have essentially completed the cost management program announced in 2014 and realized our revised target of $30 million in annualized savings.
Investing activities
Cash used by investing activities was primarily driven by purchases of investments, capital expenditures and acquisition of subsidiaries, offset by proceeds from matured and sold investments. Total proceeds from investments matured and sold amounted to $99.4 million and $93.3 million for the first six months of 2015 and 2014, respectively. We used cash for purchases of investments in the amounts of $97.6 million and $109.8 million for the first six months of 2015 and 2014, respectively. We used cash for the acquisition of subsidiaries in the amounts of $4.0 million and $38.9 for the first six months of 2015 and 2014, respectively.

Capital expenditures were $11.8 million and $9.1 million for the first six months of 2015 and 2014, respectively. We maintain investment in capital expenditures at a level that enables us to implement technologies for increasing our operational and back-office efficiencies and to pursue growth in key markets.
Financing activities and capital resources
Total debt and stockholders’ equity were $82.7 million and $667.3 million, respectively, as of June 30, 2015. In the first six months of 2015 and 2014, we repaid $17.7 million and $3.4 million, respectively, of debt in accordance with the underlying terms of the debt instruments. Our debt-to-equity ratio at June 30, 2015 was approximately 12% and was below the 20% we have set as our unofficial internal limit on leverage. During the first six months of 2015, we drew $25.0 million and repaid $7.0 million on our $125 million line of credit. At June 30, 2015, the outstanding balance of this line of credit was $78.0 million.

During the second quarter, we announced an increase in our dividend from $0.10 per share paid annually to $1.00 per share, paid $0.25 per share quarterly. Our first increased quarterly dividend was paid in June 2015. Also during the quarter, we acquired 719,756 shares of our common stock at an aggregate purchase price of $26.4 million bringing the total amount of stock repurchases since May 2014 to 1.44 million shares for an aggregate purchase price totaling $49.9 million. Including anticipated dividends to be paid in the third and fourth quarters 2015, less than $4 million remains to complete the Company’s $70 million capital return program. We remain committed to returning capital to stockholders on a regular basis while maintaining our ratings and a capital base that supports the growth in our business and our obligations to policyholders.

Effect of changes in foreign currency rates
The effect of changes in foreign currency rates on the consolidated statements of cash flows was a net decrease in cash and cash equivalents of $2.7 million and $1.4 million for the first six months of 2015 and 2014, respectively. Our principal foreign operating unit is in Canada, and, on average, the value of the Canadian dollar relative to the U.S. dollar decreased during the first six months of 2015.
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

Other comprehensive (loss) income. Unrealized gains and losses on investments and changes in foreign currency exchange rates are reported net of deferred taxes in accumulated other comprehensive (loss) income, a component of stockholders’ equity, until realized. For the six months ended June 30, 2015, net unrealized investment losses of $4.7 million, which increased our other comprehensive loss, were primarily related to decreases in the excess of fair values over costs for our corporate, municipal and equity securities investments, net of taxes. For the six months ended June 30, 2014, net unrealized investment gains of $7.7 million, which increased our other comprehensive income, were primarily related to temporary increases in the fair value of corporate, municipal and government bond investments and equity securities, net of taxes. Changes in foreign currency exchange rates, primarily related to our Canadian operations, increased our other comprehensive loss by $4.3 million for the six months ended June 30, 2015 and increased our other comprehensive income by $1.7 million, net of taxes, for the same period in the prior year.

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
Forward-looking statements. Certain statements in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to future, not past, events and often address our expected future business and financial performance. These statements often contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “will,” “foresee” or other similar words. Forward-looking statements by their nature are subject to various risks and uncertainties that could cause our actual results to be materially different than those expressed in the forward-looking statements. These risks and uncertainties include, among other things, tenuous economic conditions; adverse changes in the level of real estate activity; changes in mortgage interest rates, existing and new home sales, and availability of mortgage financing; our ability to respond to and implement technology changes, including the completion of the implementation of our enterprise systems; the impact of unanticipated title losses or the need to strengthen our policy loss reserves; any effect of title losses on our cash flows and financial condition; our exit of the delinquent loan servicing business lines and the wind down of these operations; the impact of vetting our agency operations for quality and profitability; changes to the participants in the secondary mortgage market and the rate of refinancings that affect the demand for title insurance products; regulatory non-compliance, fraud or defalcations by our title insurance agencies or employees; our ability to timely and cost-effectively respond to significant industry changes and introduce new products and services; the outcome of pending litigation; the impact of changes in governmental and insurance regulations, including any future reductions in the pricing of title insurance products and services; our dependence on our operating subsidiaries as a source of cash flow; the continued realization of expense savings from our cost management program; our ability to successfully integrate acquired businesses; our ability to access the equity and debt financing markets when and if needed; our ability to grow our international operations; and our ability to respond to the actions of our competitors. These risks and uncertainties, as well as others, are discussed in more detail documents filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2014, our quarterly reports on Form 10-Q, and our Current Reports on Form 8-K. We expressly disclaim any obligation to update any forward-looking statements contained in this report to reflect events or circumstances that may arise after the date hereof, except as may be required by applicable law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes during the quarter ended June 30, 2015 in our investment strategies, types of financial instruments held or the risks associated with such instruments that would materially alter the market risk disclosures made in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 4. Controls and Procedures

Our principal executive officer and principal financial officer are responsible for establishing and maintaining disclosure controls and procedures. They evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2015, and have concluded that, as of such date, our disclosure controls and procedures are adequate and effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) and 15d-15(f)). Our internal control over financial reporting is a process, under the supervision of our principal executive officer and principal financial officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of June 30, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this assessment, management believes that, as of
June 30, 2015, our internal control over financial reporting is effective based on those criteria.

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
There has been no change in our internal control over financial reporting during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As a result, no corrective actions were required or undertaken.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

See discussion of legal proceedings in Note 9 to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Report, which is incorporated by reference into this Part II, Item 1, as well as Item 3. Legal Proceedings, in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 1A. Risk Factors

There have been no changes during the quarter ended June 30, 2015 to our risk factors as listed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following is a summary of our repurchases of our Common Stock during the quarter ended June 30, 2015:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount Remaining Under the Plan (2)
April 2015	36,800	$36.82	36,800	$45,204,372
May 2015	682,956	$36.67	682,956	$20,159,374
June 2015	—	$—	—	$20,159,374
	719,756		719,756

(1) In the second quarter and first six months of 2015, we repurchased 719,756 shares and 758,181 shares for approximately $26.4 million and $27.8 million, respectively.
(2) In February 2014, we announced a stock repurchase program that is expected to return approximately $70.0 million to stockholders through the end of 2015. In February 2015, we announced an increase in our common stock dividend from $0.10 per share paid annually to $1.00 per share, paid $0.25 per share quarterly. We now expect to return a total of $70 million to our shareholders through the combination of share repurchases and dividends by the end of 2015.

Item 5. Other Information
Our book value per share was $28.66 and $29.18 as of June 30, 2015 and December 31, 2014, respectively. As of June 30, 2015, our book value per share was based on approximately $667.3 million in stockholders’ equity and 23,285,290 shares of Common and Class B Common Stock outstanding. As of December 31, 2014, our book value per share was based on approximately $700.5 million in stockholders’ equity and 24,005,760 shares of Common and Class B Common Stock outstanding.
Item 6. Exhibits
Those exhibits required to be filed by Item 601 of Regulation S-K are listed in the Index to Exhibits immediately preceding the exhibits filed herewith and such listing is incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

July 31, 2015
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

3.4	-	Second Amended and Restated By-Laws of the Registrant, as of April 22, 2015 (incorporated by reference in this report from Exhibit 3.1 of the Current Report on Form 8-K filed April 24, 2015)

4.1	-	Rights of Common and Class B Common Stockholders (incorporated by reference to Exhibits 3.1 through 3.4 hereto)

10.1†	-
Addendum, entered into as of April 2, 2015 and effective as of January 1, 2015, to Employment Agreement entered into as of October 1, 2012 and effective as of January 1, 2012, by and between Stewart Information Services Corporation and Joseph Allen Berryman (incorporated by reference in this report from Exhibit 10.1 of the Current Report on Form 8-K filed April 8, 2015)

10.2†	-
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