Form 10-Q
period 2015-09-30
STEWART INFORMATION SERVICES CORP
filed 2015-11-03
CIK 94344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes      No ☑
On October 30, 2015, the following shares of each of the issuer’s classes of common stock were outstanding:

Common, $1 par value	22,235,588
Class B Common, $1 par value	1,050,012

FORM 10-Q QUARTERLY REPORT
QUARTER ENDED SEPTEMBER 30, 2015

As used in this report, “we,” “us,” “our,” "Registrant," the “Company” and “Stewart” mean Stewart Information Services Corporation and our subsidiaries, unless the context indicates otherwise.

PART I - FINANCIAL INFORMATION
Item 1. Unaudited Condensed Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

	For the Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	($000 omitted, except per share)
Revenues
Title insurance:
Direct operations	240,448	229,629	670,098	589,141
Agency operations	282,023	231,109	748,043	654,706
Mortgage services	29,924	41,822	104,878	90,933
Investment income	4,121	3,870	12,735	12,588
Investment and other gains – net	56	1,667	1,595	1,143
	556,572	508,097	1,537,349	1,348,511
Expenses
Amounts retained by agencies	227,374	188,513	607,611	533,971
Employee costs	165,024	164,423	498,598	457,596
Other operating expenses	99,758	95,535	286,553	252,436
Title losses and related claims	25,883	9,084	78,593	50,021
Impairment of goodwill and other intangible assets	35,867	—	35,867	—
Depreciation and amortization	7,633	6,621	22,013	16,070
Interest	601	1,101	1,525	2,646
	562,140	465,277	1,530,760	1,312,740

(Loss) income before taxes and noncontrolling interests	(5,568)	42,820	6,589	35,771
Income tax expense	4,859	16,760	7,735	11,592

Net (loss) income	(10,427)	26,060	(1,146)	24,179
Less net income attributable to noncontrolling interests	3,040	2,343	7,663	6,289
Net (loss) income attributable to Stewart	(13,467)	23,717	(8,809)	17,890

Net (loss) income	(10,427)	26,060	(1,146)	24,179
Other comprehensive (loss) income, net of taxes:
Foreign currency translation adjustments	(4,282)	(6,030)	(8,538)	(4,308)
Change in unrealized gains (losses) on investments	(155)	(966)	(4,096)	6,900
Reclassification of adjustment for gains included in net (loss) income	(439)	(185)	(1,221)	(378)
	(4,876)	(7,181)	(13,855)	2,214

Comprehensive (loss) income	(15,303)	18,879	(15,001)	26,393
Less net income attributable to noncontrolling interests	3,040	2,343	7,663	6,289
Comprehensive (loss) income attributable to Stewart	(18,343)	16,536	(22,664)	20,104

Basic average shares outstanding (000)	23,286	22,267	23,631	22,416
Basic (loss) earnings per share attributable to Stewart	(0.58)	1.07	(0.37)	0.80

Diluted average shares outstanding (000)	23,286	24,663	23,631	24,812
Diluted (loss) earnings per share attributable to Stewart	(0.58)	0.97	(0.37)	0.76
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of September 30, 2015 (Unaudited)	As of December 31, 2014
	($000 omitted)
Assets
Cash and cash equivalents	211,315	200,558
Short-term investments	21,882	25,042
Investments in debt and equity securities available-for-sale, at fair value:
Statutory reserve funds	480,132	438,511
Other	73,360	141,592
	553,492	580,103
Receivables:
Notes	4,254	4,031
Premiums from agencies	37,404	42,929
Income taxes	1,191	253
Trade and other	53,099	60,654
Allowance for uncollectible amounts	(8,883)	(9,193)
	87,065	98,674
Property and equipment, at cost
Land	5,524	5,524
Buildings	26,337	26,399
Furniture and equipment	226,852	215,344
Accumulated depreciation	(186,238)	(171,914)
	72,475	75,353
Title plants, at cost	76,083	76,779
Real estate, at lower of cost or net realizable value	584	600
Investments in investees, on an equity method basis	9,673	9,880
Goodwill	218,652	251,868
Intangible assets, net of amortization	20,061	26,311
Deferred tax assets	571	800
Other assets	46,455	46,510
	1,318,308	1,392,478
Liabilities
Notes payable	82,051	71,180
Accounts payable and accrued liabilities	109,931	111,965
Estimated title losses	478,629	495,395
Deferred tax liabilities	3,552	13,485
	674,163	692,025
Contingent liabilities and commitments
Stockholders’ equity
Common and Class B Common Stock and additional paid-in capital	180,275	203,563
Retained earnings	459,644	479,733
Accumulated other comprehensive (loss) income:
Foreign currency translation adjustments	(10,753)	(2,215)
Unrealized investment gains on investments - net	9,453	14,770
Treasury stock – 352,161 common shares, at cost	(2,666)	(2,666)
Stockholders’ equity attributable to Stewart	635,953	693,185
Noncontrolling interests	8,192	7,268
Total stockholders’ equity (23,285,450 and 24,005,760 shares outstanding)	644,145	700,453
	1,318,308	1,392,478
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2015	2014
	($000 omitted)
Reconciliation of net (loss) income to cash provided by operating activities:
Net (loss) income	(1,146)	24,179
Add (deduct):
Depreciation and amortization	22,013	16,070
Provision for bad debt	1,672	749
Investment and other gains – net	(1,595)	(1,143)
Payments for title losses in excess of provisions	(5,049)	(24,797)
Insurance recoveries of title losses	763	2,707
Impairment of goodwill and other intangible assets	35,867	—
Decrease in receivables – net	8,634	3,307
Increase in other assets – net	(1,446)	(2,366)
Decrease in payables and accrued liabilities – net	(3,147)	(9,198)
(Decrease) increase in net deferred income taxes	(453)	4,996
Net income from equity investees	(2,904)	(2,720)
Dividends received from equity investees	3,111	2,742
Stock based compensation expense	4,626	1,102
Other – net	4,651	(291)
Cash provided by operating activities	65,597	15,337

Investing activities:
Proceeds from investments available-for-sale sold	60,314	51,068
Proceeds from investments available-for-sale matured	40,270	40,305
Purchases of investments available-for-sale	(101,503)	(112,724)
Net sales of short-term investments	3,160	1,321
Purchases of property and equipment, title plants and real estate – net	(13,373)	(15,482)
Cash paid for acquisition of subsidiaries	(3,958)	(39,359)
Other – net	1,904	4,046
Cash used by investing activities	(13,186)	(70,825)

Financing activities:
Payments on notes payable	(19,325)	(54,437)
Proceeds from notes payable	30,196	112,149
Distributions to noncontrolling interests	(6,861)	(7,044)
Repurchases of common stock	(27,815)	(16,287)
Cash dividends paid	(11,280)	—
Other – net	23	3
Cash (used) provided by financing activities	(35,062)	34,384

Effects of changes in foreign currency exchange rates	(6,592)	(4,740)
Increase (decrease) in cash and cash equivalents	10,757	(25,844)

Cash and cash equivalents at beginning of period	200,558	194,289
Cash and cash equivalents at end of period	211,315	168,445

Supplemental information:
Changes in financial statement amounts due to the acquisition of a subsidiary:
Goodwill acquired	7,220	16,148
Receivables and other assets acquired	38	12,536
Intangible assets acquired	—	21,510
Liabilities assumed	(3,300)	(10,835)
Cash paid for acquisition of a subsidiary	3,958	39,359
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY (UNAUDITED)

	Common and Class B Common Stock ($1 par value)	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) income	Treasury stock	Noncontrolling interests	Total
	($000 omitted)
Balances at December 31, 2014	24,358	179,205	479,733	12,555	(2,666)	7,268	700,453
Net loss attributable to Stewart	—	—	(8,809)	—	—	—	(8,809)
Cash dividends on common stock	—	—	(11,280)	—	—	—	(11,280)
Stock based compensation and other	36	4,590	—	—	—	—	4,626
Exercise of stock options	2	52	—	—	—	—	54
Stock repurchases	(759)	(27,056)	—	—	—	—	(27,815)
Purchase of remaining interest in consolidated subsidiary	—	(153)	—	—	—	—	(153)
Net change in unrealized gains and losses on investments	—	—	—	(4,096)	—	—	(4,096)
Net realized gain reclassification	—	—	—	(1,221)	—	—	(1,221)
Foreign currency translation adjustments	—	—	—	(8,538)	—	—	(8,538)
Net income attributable to noncontrolling interests	—	—	—	—	—	7,663	7,663
Subsidiary dividends paid to noncontrolling interests	—	—	—	—	—	(6,861)	(6,861)
Net effect of changes in ownership and other	—	—	—	—	—	122	122
Balances at September 30, 2015	23,637	156,638	459,644	(1,300)	(2,666)	8,192	644,145

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1
Interim financial statements. The financial information contained in this report for the three and nine months ended September 30, 2015 and 2014, and as of September 30, 2015, is unaudited. This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
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
C. Reclassifications. Certain amounts in the 2014 interim financial statements have been reclassified for comparative purposes. Net income attributable to Stewart, as previously reported, was not affected.
D. Restrictions on cash and investments. The Company maintains investments in accordance with certain statutory requirements for the funding of statutory premium reserves. Statutory reserve funds, which approximated $480.1 million and $438.5 million at September 30, 2015 and December 31, 2014, respectively, are required to be fully funded and invested in high-quality securities and short-term investments. In addition, included within cash and cash equivalents are statutory reserve funds of approximately $20.1 million and $57.4 million at September 30, 2015 and December 31, 2014, respectively. These cash statutory reserve funds are not restricted or segregated in depository accounts. If the Company fails to maintain minimum investments or cash and cash equivalents to meet statutory requirements, the Company may be subject to fines or other penalties, including potential revocation of its business license. These funds are not available for any other purpose. In the event that insurance regulators adjust the determination of the statutory premium reserves of the Company’s title insurers, these restricted funds as well as statutory surplus would correspondingly increase or decrease.
E. Recent significant accounting pronouncements. In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. (ASU) 2014-09, Revenue from Contracts with Customers, which eliminated the transaction-specific and industry-specific revenue recognition guidance under current GAAP and replaced it with a principles-based approach for determining revenue recognition. Originally, ASU 2014-09 was effective for annual and interim periods beginning after December 15, 2016. In August 2015, FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 by one year to annual and interim periods beginning after December 15, 2017. Earlier application is permitted only for annual and interim periods after December 15, 2016. The Company is currently evaluating the impact of the adoption of ASU 2014-09 on its consolidated financial statements and related disclosures.

NOTE 2
Investments in debt and equity securities available-for-sale. The amortized costs and fair values follow:

	September 30, 2015		December 31, 2014
	Amortized costs	Fair values	Amortized costs	Fair values
	($000 omitted)
Debt securities:
Municipal	65,789	67,106	60,656	61,689
Corporate	280,249	289,536	296,578	308,691
Foreign	149,303	153,334	163,099	166,685
U.S. Treasury Bonds	13,804	14,061	14,337	14,802
Equity securities	29,805	29,455	22,710	28,236
	538,950	553,492	557,380	580,103
Foreign debt securities consist primarily of Canadian government and corporate bonds, United Kingdom treasury bonds, and Mexican government bonds. Equity securities consist of common stocks and master limited partnerships.
Gross unrealized gains and losses were:

	September 30, 2015		December 31, 2014
	Gains	Losses	Gains	Losses
	($000 omitted)
Debt securities:
Municipal	1,373	56	1,125	92
Corporate	10,523	1,236	12,559	446
Foreign	4,373	342	3,690	104
U.S. Treasury Bonds	257	—	492	27
Equity securities	3,673	4,023	5,982	456
	20,199	5,657	23,848	1,125
Debt securities as of September 30, 2015 mature, according to their contractual terms, as follows (actual maturities may differ due to call or prepayment rights):

	Amortized costs	Fair values
	($000 omitted)
In one year or less	26,212	26,443
After one year through five years	238,660	245,170
After five years through ten years	205,953	212,373
After ten years	38,320	40,051
	509,145	524,037

Gross unrealized losses on investments and the fair values of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2015, were:

	Less than 12 months		More than 12 months		Total
	Losses	Fair values	Losses	Fair values	Losses	Fair values
	($000 omitted)
Debt securities:
Municipal	56	4,987	—	—	56	4,987
Corporate	646	30,408	590	30,043	1,236	60,451
Foreign	171	33,756	171	4,634	342	38,390
Equity securities	4,019	14,134	4	223	4,023	14,357
	4,892	83,285	765	34,900	5,657	118,185
The number of investments in an unrealized loss position as of September 30, 2015 was 131, 16 of which were in unrealized loss positions for more than 12 months. Since the Company does not intend to sell and will more-likely-than-not maintain each investment security until its maturity or anticipated recovery, and no significant credit risk is deemed to exist, these investments are not considered other-than-temporarily impaired.
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

NOTE 3
Fair value measurements. The Fair Value Measurements and Disclosures Topic (Topic 820) of the FASB Accounting Standards Codification (ASC) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal, or most advantageous, market for the asset or liability in an orderly transaction between market participants at the measurement date. Topic 820 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs when possible. The three levels of inputs used to measure fair value are as follows:

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

As of September 30, 2015, financial instruments measured at fair value on a recurring basis are summarized below:

	Level 1	Level 2	Fair value measurements
	($000 omitted)
Investments available-for-sale:
Debt securities:
Municipal	—	67,106	67,106
Corporate	—	289,536	289,536
Foreign	—	153,334	153,334
U.S. Treasury Bonds	—	14,061	14,061
Equity securities	29,455	—	29,455
	29,455	524,037	553,492
As of December 31, 2014, financial instruments measured at fair value on a recurring basis are summarized below:

	Level 1	Level 2	Fair value measurements
	($000 omitted)
Investments available-for-sale:
Debt securities:
Municipal	—	61,689	61,689
Corporate	—	308,691	308,691
Foreign	—	166,685	166,685
U.S. Treasury Bonds	—	14,802	14,802
Equity securities	28,236	—	28,236
	28,236	551,867	580,103

As of September 30, 2015, Level 1 financial instruments consist of equity securities. Level 2 financial instruments consist of municipal, governmental and corporate bonds, both U.S. and foreign. In accordance with the Company’s policies and guidelines which incorporate relevant statutory requirements, the Company’s third-party registered investment manager invests only in securities rated as investment grade or higher by the major rating services, where observable valuation inputs are significant. All municipal, foreign, and U.S. Treasury bonds are valued using a third-party pricing service, and the corporate bonds are valued using the market approach, which includes three to ten inputs from relevant market sources, including Financial Industry Regulatory Authority’s (FINRA) Trade Reporting and Compliance Engine (TRACE) and independent broker/dealer quotes, bids and offerings, as well as other relevant market data, such as securities with similar characteristics (i.e. sector, rating, maturity, etc.). Broker/dealer quotes, bids and offerings mentioned above are gathered (typically three to ten) and a consensus risk premium spread (credit spread) over risk-free Treasury yields is developed from the inputs obtained, which is then used to calculate the resulting fair value.
There were no transfers of investments between Level 1 and Level 2 during the nine months ended September 30, 2015 and 2014.

NOTE 4
Investment income. Gross realized investment and other gains and losses follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	($000 omitted)
Realized gains	968	1,722	3,195	2,429
Realized losses	(912)	(55)	(1,600)	(1,286)
	56	1,667	1,595	1,143
Expenses assignable to investment income were insignificant. There were no significant investments as of September 30, 2015 that did not produce income during the year.

For the nine months ended September 30, 2015 and 2014, investment and other gains – net included $0.4 million and $1.1 million, respectively, of non-cash charges relating to office closure costs, offset by net realized gains from the sale of investments available-for-sale and other assets.
Proceeds from the sale of investments available-for-sale follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	($000 omitted)
Proceeds from sale of investments available-for-sale	15,809	31,302	60,314	45,777

NOTE 5
Share-based incentives. In January 2015 and 2014, respectively, the Company granted executives and senior management shares of restricted common stock which are time-based and vest at the end of three years. The Company also granted performance-based shares of restricted common stock which vest upon achievement of certain financial objectives over a period of three years. The aggregate fair values of these awards at grant date in 2015 and 2014 were $4.2 million (113,000 shares with an average grant price of $37.04) and $4.0 million (124,000 shares with an average grant price of $32.22), respectively. Awards were made pursuant to the Company’s employee incentive compensation plans and the compensation expense associated with restricted stock awards is recognized over the corresponding vesting period. Additionally, in May 2015 and 2014, respectively, the Company granted its board of directors, as a component of their annual director retainer compensation, 18,200 and 22,200 shares of common stock, which immediately vested at grant date. The aggregate fair values of these director awards at grant dates in 2015 and 2014 were $0.66 million and 0.67 million, respectively.

NOTE 6
Earnings per share. The Company’s basic earnings per share attributable to Stewart is calculated by dividing net income attributable to Stewart by the weighted-average number of shares of Common Stock and Class B Common Stock outstanding during the reporting periods.
To calculate diluted earnings per share, net income and number of shares are adjusted for the effects of any dilutive shares. Using the if-converted method, net income is adjusted for interest expense, net of any tax effects, applicable to the Convertible Senior Notes, which were fully converted into common stock during October 2014. The number of shares is adjusted by adding the number of dilutive shares, assuming they are issued, during the same reporting period. The treasury stock method is used to calculate the dilutive number of shares related to the Company’s long term incentive and stock option plans. In periods of loss, dilutive shares are excluded from the calculation of the diluted earnings per share and diluted earnings per share is computed in the same manner as basic earnings per share.

The calculation of the basic and diluted (loss) earnings per share is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	($000 omitted)
Numerator:
Net (loss) income attributable to Stewart	(13,467)	23,717	(8,809)	17,890
Interest expense, net of tax effects	—	314	—	941
If-converted net (loss) income attributable to Stewart	(13,467)	24,031	(8,809)	18,831

Denominator (000):
Basic average shares outstanding	23,286	22,267	23,631	22,416
Average number of dilutive shares relating to options	—	1	—	1
Average number of dilutive shares relating to convertible senior notes	—	2,111	—	2,111
Average number of dilutive shares relating to grants of restricted shares	—	284	—	284
Diluted average shares outstanding	23,286	24,663	23,631	24,812

Basic (loss) earnings per share attributable to Stewart	(0.58)	1.07	(0.37)	0.80

Diluted (loss) earnings per share attributable to Stewart	(0.58)	0.97	(0.37)	0.76

NOTE 7
Contingent liabilities and commitments. In the ordinary course of business, the Company guarantees the third-party indebtedness of certain of its consolidated subsidiaries. As of September 30, 2015, the maximum potential future payments on the guarantees are not more than the related notes payable recorded in the condensed consolidated balance sheets. The Company also guarantees the indebtedness related to lease obligations of certain of its consolidated subsidiaries. The maximum future obligations arising from these lease-related guarantees are not more than the Company’s future minimum lease payments. As of September 30, 2015, the Company also had unused letters of credit aggregating $5.4 million related to workers’ compensation and other insurance. The Company does not expect to make any payments on these guarantees.

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

Selected statement of operations and income (loss) information related to these segments is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	($000 omitted)
Revenues:
Title	503,463	440,513	1,352,816	1,210,740
Mortgage services	49,883	62,827	171,624	123,903
Corporate	3,226	4,757	12,909	13,868
	556,572	508,097	1,537,349	1,348,511

Depreciation and amortization:
Title	2,125	1,526	6,331	4,340
Mortgage services	3,411	3,149	9,166	6,128
Corporate	2,097	1,946	6,516	5,602
	7,633	6,621	22,013	16,070

Income (loss) before taxes and noncontrolling interests:
Title	78,707	74,921	171,108	138,372
Mortgage services	(43,433)	3,252	(44,124)	(994)
Corporate	(40,842)	(35,353)	(120,395)	(101,607)
	(5,568)	42,820	6,589	35,771

The Company does not provide asset information by reportable operating segment as it does not routinely evaluate the asset position by segment.

Revenues generated in the United States and all international operations are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	($000 omitted)
United States	525,434	473,852	1,457,609	1,258,098
International	31,138	34,245	79,740	90,413
	556,572	508,097	1,537,349	1,348,511

NOTE 9
Regulatory and legal developments. In April 2008, Credit Suisse AG, Cayman Islands Branch (Credit Suisse) asserted a claim under a Stewart Title Guaranty Company (Guaranty) policy of title insurance dated on or about May 19, 2006 based upon the alleged priority of mechanic’s and materialmen’s liens on a resort development in the State of Idaho known as Tamarack. Guaranty ultimately undertook the defense of the claim under a reservation of rights. For reasons set forth in Guaranty's complaint, on or about May 18, 2011, Guaranty withdrew its defense of Credit Suisse and filed a declaratory judgment action in the United States District Court for the District of Idaho captioned Stewart Title Guaranty Company v. Credit Suisse AG, Cayman Islands Branch seeking a declaratory judgment and other relief. In the lawsuit Guaranty sought, among other things, a determination that it had no duty to indemnify Credit Suisse and sought to have certain provisions of the title insurance policy rescinded. Credit Suisse counterclaimed for, among other things, bad faith for failure to pay the claim.

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

Guaranty’s Motion to Reconsider the Court’s August 29, 2013 ruling was denied. Guaranty’s Motion for Summary Judgment based on Credit Suisse’s lack of standing to pursue its counter claims, and other grounds was denied on February 26, 2015. A jury trial was set to begin on September 3, 2015. That trial date was vacated pending a resolution of the matter through settlement. The Company expects a final settlement agreement to be executed in the coming months. The Company believes it has adequate reserves at September 30, 2015 and does not believe that the ultimate outcome will have a material adverse impact on its consolidated financial condition or results of operations.

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

NOTE 10
Other comprehensive (loss) income. Changes in the balances of each component of other comprehensive (loss) income and the related tax effects are as follows:

	For the Three Months Ended September 30, 2015			For the Three Months Ended September 30, 2014
	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount
	($000 omitted)			($000 omitted)
Foreign currency translation adjustments	(5,787)	(1,505)	(4,282)	(8,257)	(2,227)	(6,030)
Unrealized (losses) gains on investments:
Change in unrealized (losses) gains on investments	(239)	(84)	(155)	(1,487)	(521)	(966)
Less: reclassification adjustment for net gains included in net income	(675)	(236)	(439)	(283)	(98)	(185)
Net unrealized (losses) gains	(914)	(320)	(594)	(1,770)	(619)	(1,151)

Other comprehensive (loss) income	(6,701)	(1,825)	(4,876)	(10,027)	(2,846)	(7,181)

	For the Nine Months Ended September 30, 2015			For the Nine Months Ended September 30, 2014
	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount
	($000 omitted)			($000 omitted)
Foreign currency translation adjustments	(12,215)	(3,677)	(8,538)	(6,359)	(2,051)	(4,308)
Unrealized (losses) gains on investments:
Change in unrealized (losses) gains on investments	(6,303)	(2,207)	(4,096)	10,616	3,716	6,900
Less: reclassification adjustment for net gains included in net income	(1,878)	(657)	(1,221)	(581)	(203)	(378)
Net unrealized (losses) gains	(8,181)	(2,864)	(5,317)	10,035	3,513	6,522

Other comprehensive (loss) income	(20,396)	(6,541)	(13,855)	3,676	1,462	2,214

NOTE 11
Goodwill and other intangibles. A summary of changes in goodwill for the period ended September 30, 2015 is as follows:

	Title	Mortgage Services	Total
		($000 omitted)
Balances at December 31, 2014	202,002	49,866	251,868
Acquisitions	7,220	—	7,220
Purchase adjustments	—	(5,268)	(5,268)
Impairment	—	(35,000)	(35,000)
Disposals	(168)	—	(168)
Balances at September 30, 2015	209,054	9,598	218,652
The purchase adjustments recorded for the nine months ended September 30, 2015 were related to the remeasurement of assumed liabilities related to certain acquisitions during the second quarter of 2014.

The Company evaluates goodwill for impairment annually based on information as of June 30 of the current year or more frequently if circumstances suggest that impairment may exist. Management utilized the qualitative assessment for the title reporting units to determine whether it is more likely than not that the fair value of each reporting unit is less than its carrying amount, including goodwill. Based on that analysis, management concluded that the goodwill related to the reporting units within the title segment is not impaired.

In July 2015 and as announced in conjunction with the second quarter 2015 earnings release, the Company made the decision to exit the delinquent loan servicing activities included in the mortgage services segment. The Company based its decision to exit these operations on rapidly falling revenues, declining profit margins and the likelihood that future market demand for the related services would continue to diminish. This resulted in a review of the recoverability of goodwill related to the mortgage services segment.

The Company performed a step one analysis in accordance with ASC 350, Intangibles - Goodwill and Other, using a combination of the income approach (discounted cash flow technique) and the market approach (guideline company and precedent transaction analyses). Based on the step one analysis, the Company determined that the carrying value of mortgage services' goodwill exceeded its fair value. The Company then performed a step two evaluation to estimate the implied fair value of the mortgage services goodwill. This implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. In this method, the estimated fair value of the reporting unit is allocated to all the assets and liabilities of that reporting unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the estimated fair value was the purchase price paid. Management is currently completing its fair value analysis of the intangible assets associated with the reporting unit, which then impacts the resulting implied fair value of goodwill. Management has estimated the fair value of all of the associated assets and liabilities based on preliminary valuations as of September 30, 2015. Based on this estimate, the Company recorded a $35.0 million impairment of mortgage services' goodwill for the quarter and nine months ended September 30, 2015. The Company will complete its evaluation and record an adjustment to the impairment amount already recorded, if required, during the fourth quarter 2015. This impairment is presented in impairment of goodwill and other intangible assets in the statements of operations.

As a result of the above, the Company performed an impairment analysis of other intangible assets within the mortgage services segment during the quarter ended September 30, 2015. In accordance with ASC 350, the Company applied the impairment recognition and measurement provisions of ASC 360, Impairment or Disposal of Long-Lived Assets. The Company performed an analysis to determine whether the carrying amount of each intangible asset is recoverable. The carrying amount is not recoverable when it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. For any intangible asset that was not recoverable, we performed the step two analysis by calculating the excess of the carrying amount of the intangible asset over its fair value, estimated using the income approach (discounted cash flow technique). Based on the preliminary impairment review using the discounted cash flow technique to estimate fair value, the Company recorded an impairment of $0.9 million on an intangible asset. This impairment is presented in impairment of goodwill and other intangible assets in the statements of operations.

NOTE 12
Exit activities. During the third quarter 2015, management approved the exit plan for the delinquent loan servicing activities included in the mortgage services segment. The decision was based on continued pricing pressures on existing contracts and decrease in demand for these services. The Company is operating the delinquent loan servicing business on a phased exit process and anticipates the completion of its exit no later than the end of first quarter 2016. The Company has estimated the total charge to be incurred related to exiting these operations to be between $5 million and $7 million. The majority of these costs will be incurred in the fourth quarter 2015 and first quarter 2016 and will include lease termination costs, additional severance expenses and accelerated amortization expense. During the quarter ended September 30, 2015, the Company recorded $0.6 million of costs, comprised of $0.2 million of employee termination benefits and $0.4 million of accelerated depreciation of assets. These amounts are included within the employee costs and depreciation and amortization lines, respectively, in the statements of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S OVERVIEW

We reported a net loss attributable to Stewart of $13.5 million, or $(0.58) per diluted share, for the third quarter 2015 compared to net income attributable to Stewart of $23.7 million, or $0.97 per diluted share, for the third quarter 2014. The third quarter 2015 results include $1.31 per diluted share of non-cash impairment charges and $0.21 per diluted share of non-operating costs. The third quarter 2015 results include $35.9 million of goodwill and other intangible impairment charges, as discussed below. These non-cash accounting charges will not impact our liquidity, cash flows, compliance with debt covenants or any future operations. Pretax loss for the third quarter 2015 was $5.6 million as compared to pretax income of $42.8 million for the third quarter 2014.

Also included in the third quarter 2015 are approximately $5.7 million of aggregate non-operating costs (consisting of consulting and third party service provider transition costs) recorded primarily in the corporate segment related to our cost management program and Consumer Financial Protection Bureau (CFPB) integrated disclosure preparations, a $1.5 million litigation charge recorded as other operating expense in the title segment and $0.6 million of costs related to mortgage services' exit from its delinquent loan servicing activities. The third quarter 2014 results included a credit, recorded in the title segment, relating to the partial recovery of a previously recognized large title loss, partially offset by $4.2 million of litigation-related accruals recorded principally in the title segment and approximately $2.4 million of aggregate costs related to the integration of acquisitions which were recorded primarily in the corporate segment.

Our title segment revenues for the third quarter 2015 were $503.5 million, an increase of 14.3 percent from the third quarter 2014 and an increase of 7.4 percent from the second quarter 2015. In the third quarter 2015, the title segment generated pretax income of $78.7 million (15.6 percent margin), compared with third quarter 2014 pretax income of $74.9 million (17.0 percent margin) and second quarter 2015 pretax income of $72.8 million (15.5 percent margin). The prior year quarter was favorably influenced by the title loss recovery mentioned above; excluding this recovery, the segment's adjusted pretax margin was 13.6 percent.

Our title operations continued to deliver improving results, with strong revenue growth and expanding margins compared to the year ago quarter. We saw increases in transaction volume across all our title operations. We will maintain our focus on disciplined and accountable sales growth, regularly and rigorously evaluating office performance, seeking profitable agency relationships and emphasizing commercial growth.

Revenues generated by our mortgage services segment were $49.9 million for the third quarter 2015, decreasing 20.6 percent compared to $62.8 million in the third quarter 2014. Sequentially, revenues decreased 14.0 percent compared to the second quarter 2015. Revenue reductions were attributable to expected declines within our delinquent loan servicing activities.

In July 2015 and as announced in conjunction with the second quarter 2015 earnings release, we made the decision to exit from the delinquent loan servicing activities of our mortgage services segment. We now anticipate the orderly wind-down and final exit of these operations will occur by the end of first quarter 2016. We expect the total charge to be incurred related to exiting these operations to be $5 million to $7 million, of which $0.6 million was incurred during the third quarter and the remainder will take place in fourth quarter 2015 and first quarter 2016. We performed a preliminary review for impairment of goodwill and other intangibles associated with the segment and recorded the non-cash impairment charge of $35.9 million ($30.5 million after tax).

The mortgage services segment reported a pretax loss of $43.4 million in the third quarter 2015 compared to pretax income of $3.3 million and a pretax loss of $3.3 million for the third quarter 2014 and second quarter 2015, respectively. The third quarter 2015 results include the aforementioned $35.9 million impairment charge as well as approximately $0.6 million of exit costs related to the delinquent loan servicing activities. Excluding the impairment charge and costs associated with exit activities, the segment reported a pretax loss of $6.9 million.

Sequentially from second quarter 2015, revenues for the segment declined $8.1 million, and pretax income declined $3.6 million (excluding the impact of the charges noted above). The delinquent loan servicing activities will continue to operate unprofitably during fourth quarter 2015 and first quarter 2016 during the wind-down in accordance with the schedule agreed to with our customers. Due to the significance of the impact of these operations on overall segment results, we expect the segment to report a pretax loss in both quarters.

CRITICAL ACCOUNTING ESTIMATES
The preparation of the Company’s Consolidated Financial Statements requires management to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures surrounding contingencies and commitments.
Actual results can differ from our accounting estimates. While we do not anticipate significant changes in our estimates, there is a risk that such changes could have a material impact on our consolidated financial condition or results of operations for future periods. During the nine months ended September 30, 2015, we made no material changes to our critical accounting estimates as previously disclosed in Management’s Discussion and Analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
As discussed above and in Note 11 to the Condensed Consolidated Financial Statements, we have recorded $35.9 million of impairment charges relating to the mortgage services segment, comprised of $35.0 million for goodwill and $0.9 million for an other intangible asset based on our preliminary impairment review. We expect to finalize our goodwill impairment analysis during the fourth quarter 2015, during which an adjustment to our estimate may be required.
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
Factors affecting revenues. The principal factors that contribute to changes in operating revenues for our title and mortgage services segments include:

•	mortgage interest rates;

•	availability of mortgage loans;

•	ability of potential purchasers to qualify for loans;

•	inventory of existing homes available for sale;

•	ratio of purchase transactions compared with refinance transactions;

•	ratio of closed orders to open orders;

•	home prices;

•	volume of distressed property transactions;

•	consumer confidence, including employment trends;

•	demand by buyers;

•	number of households;

•	premium rates;

•	foreign currency exchange rates;

•	market share;

•	independent agency remittance rates;

•	opening of new offices and acquisitions;

•	number of commercial transactions, which typically yield higher premiums;

•	government or regulatory initiatives, including tax incentives, and, for 2015, implementation of new CFPB regulations;

•	acquisitions or divestitures of businesses; and

•	seasonality and/or weather.

Premiums are determined in part by the values of the transactions we handle. To the extent inflation or market conditions cause increases in the prices of homes and other real estate, premium revenues are also increased. Conversely, falling home prices cause premium revenues to decline. As an overall guideline, a 5% increase in home prices results in an approximate 3.7% increase in title premiums. Home price changes may override the seasonal nature of the title insurance business. Historically, our first quarter is the least active in terms of title insurance revenues as home buying is generally depressed during winter months. Our second and third quarters are the most active as the summer is the traditional home buying season, and while commercial transaction closings are skewed to the end of the year, individually large commercial transactions can occur any time of year.

RESULTS OF OPERATIONS
Comparisons of our results of operations for the three and nine months ended September 30, 2015 with the three and nine months ended September 30, 2014 are set forth below. Factors contributing to fluctuations in the results of operations are presented in the order of their monetary significance, and we have quantified, when necessary, significant changes. Results from our mortgage services and corporate segments are included in the discussions and, when relevant, are discussed separately.
Our statements on home sales and loan activity are based on published industry data from sources including Fannie Mae, the National Association of Realtors®, the Mortgage Bankers Association and Freddie Mac. We also use information from our direct operations.
Operating environment. Existing home sales in the third quarter 2015 increased 8.3% from the third quarter 2014. September annualized existing home sales of 5.6 million were up 4.7% from the prior month and up 8.8% from a year ago. On a 12-month moving average seasonally adjusted basis, median home prices rose 6.1% from a year ago. September housing starts rose 6.5% sequentially from August and were up 17.5% from a year ago. Newly issued building permits in September decreased 5.0% sequentially from August and were up 4.7% from a year ago. According to Fannie Mae, one-to-four family residential lending increased from $374 billion in the third quarter 2014 to $419 billion in the third quarter 2015, driven by an estimated $19 billion increase in refinance originations and $27 billion more purchase lending from the third quarter 2014 to the third quarter 2015. On average, refinance title premium rates are 60% of the premium rates for a similarly priced sale transaction.
The CFPB was created by the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) which was enacted on July 21, 2010. The CFPB was created as an independent bureau housed in the Federal Reserve System. The bureau’s purpose is to watch over the interests of American consumers in the market for financial products and services. Dodd-Frank consolidated most federal consumer financial protection laws under the authority of the CFPB, giving it responsibility for supervision and enforcement of those laws. The bureau is charged with regulating a wide range of consumer financial products and services, including the mortgage and real estate markets in matters pertaining to consumers. Under Dodd-Frank, the CFPB was mandated to propose regulations integrating the consumer disclosures required under the Real Estate Settlement Procedures Act and the Truth-in-Lending Act. This mandate led to the CFPB’s final rule issued on November 20, 2013, which became effective on October 3, 2015.
Since first quarter 2015, we have had a large team of associates working on readiness efforts, from modifying our systems to providing basic education to all U.S-based associates, with more comprehensive education modules required for those in roles specifically impacted by the new rules and forms. Preparation efforts included technology and business process training for associates so they can effectively work in the new production environments, adapting to changes in closing time tables and increased communication with lenders to make sure consumers have all documents in the required time period prior to closing. However, the significance of these changes could lead to lower mortgage volumes and/or delays in mortgage processing and transaction closings, particularly in the early stages of implementation. While there can be no assurance that lenders, the Company, or its agencies will be successful in their implementation efforts, Stewart has approached the preparation for implementation of the disclosure rule and other regulations as an opportunity to discover new ways to provide better transparency and service to all parties involved in a real estate transaction.

Title revenues. Revenues from direct title operations increased $10.8 million, or 4.7%, and $81.0 million, or 13.7%, in the third quarter and first nine months of 2015, respectively, compared to the same periods in 2014. Revenues in the third quarter and first nine months of 2015 increased primarily due to higher refinancing and residential resale closed orders, brought about by the rise in new and existing home sales as discussed under the "Operating environment" heading above, and increased net commercial revenues. The increased revenues for the first nine months of 2015 compared to the same period in 2014, specifically for the first two quarters of 2015, were also significantly influenced by our acquisitions of centralized title operations during the third quarter 2014.

Total orders closed increased by about 10,000, or 11.8%, and 70,200, or 33.1%, in the third quarter and first nine months of 2015, respectively, compared to the same periods in 2014 primarily due to improvements in refinancing and residential purchase transactions. Refinancing orders closed increased by about 8,000, or 38.1%, and 47,700, or 102.3%, and purchase orders closed increased by about 4,500, or 9.2%, and 17,700, or 13.7%, in the third quarter and first nine months of 2015, respectively, compared to the same periods in 2014. The increase in refinancing orders during the first nine months was strongly influenced by the 2014 acquisitions mentioned above.
Commercial orders closed decreased by about 700, or 8.3%, and increased by about 900, or 3.5%, in the third quarter and first nine months of 2015, respectively, compared to the same periods in 2014.

Orders information for the third quarter and first nine months ended September 30 is as follows:

	Three Months Ended		Nine Months Ended
	2015	2014	2015	2014
Opened Orders:
Commercial	11,766	14,217	38,921	39,477
Purchase	63,836	63,874	194,898	181,378
Refinance	40,542	39,443	140,409	80,167
Other	5,380	8,223	17,362	14,802
Total	121,524	125,757	391,590	315,824

Closed Orders:
Commercial	8,173	8,916	26,749	25,836
Purchase	53,532	49,027	146,457	128,792
Refinance	28,849	20,885	94,310	46,623
Other	4,669	6,358	15,026	11,106
Total	95,223	85,186	282,542	212,357
Our direct operations include local offices and international operations, and we generate commercial revenues both domestically and internationally. U.S. commercial revenues increased $6.4 million, or 16.5%, and $17.5 million, or 17.4%, in the third quarter and first nine months of 2015, respectively, compared to the same periods in 2014. This was offset by a decrease in international commercial revenues of $1.6 million, or 28.3%, and $6.3 million, or 32.1%, in the third quarter and first nine months of 2015, respectively, compared to the same periods in 2014 primarily due to the strengthening of the U.S. dollar. Note that fluctuations in exchange rates affect our consolidated reporting only, as our international operations are conducted almost entirely in local currencies. Overall, total commercial revenues increased by $4.8 million, or 10.7%, and $11.2 million, or 9.3%, in the third quarter and first nine months of 2015, respectively, compared to the same periods in 2014.

Overall, our direct operations had a solid third quarter and first nine months of 2015 from a revenue perspective. Our direct offices reported strong revenue growth, our commercial business continues to show net gains, and our international business remains steady. Of our total title revenues, direct revenues constituted 46.0% in the third quarter 2015, slightly down from 49.8% of the prior year quarter, and 47.3% in the first nine months of 2015 as compared to 47.4% for the same period in 2014.

Revenues from independent agency operations increased $50.9 million, or 22.0%, and $93.3 million, or 14.3%, in the third quarter and first nine months of 2015, respectively, compared to the same periods in 2014. Although we do not have opened and closed order data from independent agencies, revenues from them fluctuate based on the same general factors that influence revenues from direct title operations. Consistent with our strategy for this channel, our focus is on increasing profit margins in every state, increasing premium revenue in states where remittance rates are above 20%, and maintaining the quality of our agency network, which we believe to be the industry’s best, in order to mitigate claims risk and drive consistent future performance. While market share is important in our agency operations channel, it is not as important as margins, risk mitigation and profitability.
Mortgage services revenues. Mortgage services operating revenues decreased $11.9 million, or 28.4%, and increased $13.9 million, or 15.3%, in the third quarter and first nine months of 2015, respectively, compared to the same periods in 2014. The revenue reduction in the quarter as compared to the prior year quarter was primarily due to decreased demand within our delinquent loan servicing activities as the overall inventory of defaulted and distressed loans across the lending industry continues to fall, and continued pricing pressures relating to certain contracts within those activities. The higher revenues reported for the first nine months of 2015 as compared to the same prior year period were principally driven by our acquisitions during the second and third quarters 2014. Mortgage services segment revenues decreased $12.9 million, or 20.6%, and increased $47.7 million, or 38.5%, in the third quarter and first nine months of 2015, respectively, compared to the same periods in 2014 due to the same factors discussed. Revenues from the acquired centralized title operations are included in the mortgage services segment revenues in accordance with applicable segment accounting rules.

During 2014, we completed acquisitions of three companies that provide collateral valuation, settlement services, title and closing services and loan quality control and due diligence services. These acquisitions expanded our offerings to mortgage lenders and are meeting our expectations. However, as announced in July 2015 in conjunction with the second quarter 2015 earnings release, we are exiting the delinquent loan servicing activities of our mortgage services segment. We now anticipate the orderly wind-down and final exit of these operations will occur by the end of first quarter 2016. We will continue to operate the business in a phased exit process until then. Due to the significance of the impact of these operations on overall segment results, we expect the segment to report a pretax loss in fourth quarter 2015 and first quarter 2016.

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

With the anticipated decline in refinancing volume, we expect the mortgage services segment to generate annualized revenues of $120 - $150 million in 2016, down from 2014’s year end run rate of approximately $230 million. Given the percentage of revenues tied to centralized title and valuation services going forward, we expect net income after earnings from noncontrolling interests and before interest expense, income tax expense, and depreciation and amortization (EBITDA) margins in the upper single digits.
Investment income. Investment income for the third quarter 2015 was slightly higher ($0.3 million, or 6.5%) than that of the prior year quarter, while the investment income for first nine months of 2015 remained comparable with that recorded in the same period in 2014. Certain investment gains and losses, which are included in our results of operations in investment and other gains - net, were realized as part of the ongoing management of our investment portfolio for the purpose of improving performance.

For the nine months ended September 30, 2015 and 2014, investment and other gains – net included $0.4 million and $1.1 million, respectively, of non-cash charges relating to office closure costs, offset by net realized gains from the sale of investments available-for-sale and other assets. Investments and other gains - net decreased by $1.6 million, or 96.6%, in the third quarter 2015 as compared to the same period in 2014 primarily due to a $0.6 million write-down we recorded on our cost-basis investments during 2015 and an $0.8 million realized gain on a 2014 sale of a title plant.

Retention by agencies. Amounts retained by title agencies are based on agreements between agencies and our title underwriters. On average, amounts retained by independent agencies, as a percentage of revenues generated by them, were 80.6% and 81.6% in the third quarters 2015 and 2014, respectively, and 81.2% and 81.6% in the first nine months of 2015 and 2014, respectively. For the third quarter 2015, the improvement in the retention ratio was the result of increased business from agencies in higher remitting states (Florida) combined with declines in lower remitting states (California and Texas). The average retention percentage may vary from quarter-to-quarter due to the geographic mix of agency operations, the volume of title revenues and, in some states, laws or regulations. Due to the variety of such laws or regulations, as well as competitive factors, the average retention rate can differ significantly from state to state. In addition, a high proportion of our independent agencies are in states with retention rates greater than 80%. Consequently, we expect our average annual retention percentage to remain in the 81% - 82% range over the near to medium term.

Employee costs. Employee costs for the combined business segments for the third quarter 2015 were comparable to those of the prior year quarter, while employee costs increased $41.0 million, or 9%, in the first nine months of 2015 compared to the same period in 2014. While average overall headcount decreased approximately 2.5% during third quarter 2015 compared to third quarter 2014 due to our previously announced cost management program as well as reductions in employee counts due to lower volume in the mortgage services segment, the lower salaries and benefits costs associated with this decline were offset by higher variable compensation earned due to increased title and commercial revenues. Furthermore, the increased employee costs during the first nine months of 2015, compared to the same period in 2014, were influenced by our acquisitions during the second and third quarters 2014. Overall average headcount increased by 5.7% during the first nine months of 2015 compared to the same period in 2014. As a percentage of total operating revenues, employee costs decreased to 29.9% and 32.7% in the third quarter and first nine months of 2015 from 32.7% and 34.3%, respectively, in the same periods in 2014.

Employee costs in the title segment increased $4.9 million, or 4.8%, and $15.5 million, or 5.3%, in the third quarter and first nine months of 2015, respectively, compared to the same periods in 2014, as the result of increased commissions and incentive compensation on higher title and commercial revenues. In our mortgage services segment, employee costs decreased $2.9 million, or 8.3%, for the third quarter 2015 compared to third quarter 2014 as a result of reductions in employee counts, and increased $23.1 million, or 27.9%, in the first nine months of 2015 compared to the same period in 2014 principally due to our 2014 acquisitions.
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

In the third quarter and first nine months of 2015 compared to the same periods in 2014, consolidated other operating expenses increased $4.2 million, or 4.4%, and $34.1 million, or 13.5%, respectively. As a percentage of total operating revenues, other operating expenses were 18.1 percent, 19.0 percent, and 18.6 percent in the third quarter 2015, third quarter 2014 and second quarter 2015, respectively. In the third quarter and first nine months of 2015, other operating expenses included aggregate costs of $5.7 million and $18.2 million, respectively, related to professional fees incurred for the cost management program and a stockholder settlement, and litigation charges of $1.5 million and $6.0 million, respectively. In the third quarter and first nine months of 2014, other operating expenses included aggregate costs of $2.0 million and $8.2 million, respectively, related to due diligence costs in connection with the acquisitions, the cost management program and a stockholder settlement and $4.2 million and $14.7 million, respectively, of litigation charges. Excluding the impact of these charges, consolidated other operating expenses in the third quarter and first nine months of 2015 would have increased by $3.2 million, or 3.6%, and $32.8 million, or 14.3%, respectively, primarily as a result of the acquisitions completed in the second and third quarters 2014. Further, excluding the impact of acquisitions, other operating expenses for the third quarter 2015 would have increased by only 0.9% from third quarter 2014 while other operating expenses for the first nine months of 2015 would have been comparable to that of the same period in 2014.

Costs that follow, to varying degrees, changes in transaction volumes and revenues increased $1.5 million, or 3.9%, and $28.2 million, or 31.8%, in the third quarter and first nine months of 2015, respectively. The increases in these costs for the third quarter and for the first nine months of 2015 are primarily due to increases in certain mortgage services expenses (resulting from increased mortgage service revenues related to the acquisitions) and fee attorney splits, outside search fees and premium taxes on the increased title revenues. Costs that fluctuate independently of revenues decreased $2.8 million, or 15.7%, and $6.7 million, or 14.7%, in the third quarter and first nine months of 2015, respectively, primarily from the decrease in the aforementioned non-recurring litigation settlement costs and other litigation related costs. Costs that are fixed in nature increased $7.1 million, or 7.1%, for the first nine months of 2015 compared to the same period in 2014 due to increased consulting and outsourcing costs related to our cost management program. Such costs were comparable during the third quarters 2015 and 2014.
Title losses. Provisions for title losses, as a percentage of title revenues and including adjustments for certain large claims and escrow losses, were 5.0% and 5.5% for the third quarter and first nine months of 2015, respectively, as compared to 2.0% and 4.0%, respectively, for the same periods in 2014. In 2015, we recorded a $17.5 million policy loss reserve reduction relating to non-large policy losses as a result of favorable loss development experience. This reserve reduction was partially offset by $10.2 million of adjustments to two existing large losses relating to prior policy years, resulting in a net reduction in policy loss reserves of $7.3 million in the second quarter 2015. In 2014, we recorded a $14.8 million policy loss provision reduction in the third quarter 2014 from a bond claim which resulted in a partial recovery on a large claim recorded in the prior years. This followed a reduction of $6.5 million recorded in the second quarter 2014 relating to non-large incurred losses. Excluding the foregoing net reserve adjustments, the title loss ratio would be 5.0% and 6.1% for the third quarter and first nine months of 2015, respectively, a decline of 20 and 80 basis points, respectively, from the same periods in 2014. The title loss ratio in any given quarter can be significantly influenced by new large claims incurred as well as adjustments to reserves for existing large claims.

In the third quarter and first nine months of 2015, compared to the same periods in 2014, title losses increased $16.8 million and $28.6 million, respectively, primarily as a result of the 2014 title loss credit adjustments discussed above. Cash claim payments in the third quarter and first nine months of 2015 increased 162.4% and 34.7%, respectively, from the same periods in 2014, due to significantly higher payments made on large claims from prior policy years. Cash claims payments in the third quarter and first nine months of 2014 were favorably influenced by the partial title loss recovery discussed above. We continue to manage and resolve large claims prudently and in keeping with our commitments to our policyholders.

The composition of title policy loss expense is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	($ in millions)
Provisions – known claims:
Current year	9.0	5.4	18.3	13.4
Prior policy years	7.7	3.1	60.1	36.8
	16.7	8.5	78.4	50.2
Provisions – IBNR
Current year	16.7	19.0	60.9	58.2
Prior policy years	0.2	(15.3)	(0.6)	(21.6)
	16.9	3.7	60.3	36.6
Transferred to known claims	(7.7)	(3.1)	(60.1)	(36.8)
Total provisions	25.9	9.1	78.6	50.0

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

Known claims provisions increased $8.2 million, or 96.5%, and $28.2 million, or 56.2%, in the third quarter and first nine months of 2015, respectively, compared to the same periods in 2014 due to increases in reserves for several existing large claims relating mostly to policy years 2005 and 2006. Current year provisions - IBNR are recorded on policies issued in the current year as a percentage of premiums realized (provisioning rate). Current year provisions - IBNR decreased $2.3 million, or 12.1%, in the third quarter 2015 compared to the prior year quarter due to a lower overall provisioning rate and increased $2.7 million, or 4.6%, in first nine months of 2015 compared to the same period in 2014 due to higher title premiums offset by a lower overall provisioning rate. As a percentage of title operating revenues, provisions - IBNR for the current policy year decreased to 3.2% and 4.3% in the third quarter and first nine months of 2015, respectively, from 4.1% and 4.7% in the same periods in 2014. Provisions - IBNR relating to prior policy years were $0.2 million and $(0.6) million in the third quarter and first nine months of 2015, respectively, compared to $(15.3) million and $(21.6) million in the same periods in 2014 primarily due to the 2014 reserve reductions discussed above.

In addition to title policy claims, we incur losses in our direct operations from escrow, closing and disbursement functions. These escrow losses typically relate to errors or other miscalculations of amounts to be paid at closing, including timing or amount of a mortgage payoff, payment of property or other taxes and payment of homeowners’ association fees. Escrow losses also arise in cases of mortgage fraud, and in those cases the title insurer incurs the loss under its obligation to ensure that an unencumbered title is conveyed. Escrow losses are recognized as expense when discovered or when contingencies associated with them (such as litigation) are resolved and are typically paid less than 12 months after the loss is recognized. During the nine months ended September 30, 2015 and 2014, we recorded approximately $6.4 million and $4.9 million, respectively, for policy loss reserves relating to escrow losses arising from mortgage fraud.

Total title policy loss reserve balances:

	September 30, 2015	December 31, 2014
	($000 omitted)
Known claims	105.7	111.7
IBNR	372.9	383.7
Total estimated title losses	478.6	495.4

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

Impairment of goodwill and other intangibles. During the quarter ended September 30, 2015, we recorded a non-cash impairment charge of $35.9 million on the goodwill and other intangible assets of our mortgage services segment as a result of our preliminary review for impairment of such assets. The impairment charge was triggered by the segment's continued losses and reduced revenue and margin outlook, driven primarily by falling demand and contract pricing pressures related to our delinquent loan servicing activities, which we are exiting. We expect to complete our impairment review during the fourth quarter 2015. See Note 11 to the Condensed Consolidated Financial Statements.

Depreciation and amortization. Depreciation and amortization expense increased $1.0 million, or 15.3%, and $5.9 million, or 37.0%, in the third quarter and first nine months of 2015, respectively, compared to the same periods in 2014. The increase in the third quarter 2015 was influenced by the accelerated amortization of assets used in the delinquent loan servicing activities that we are exiting. In addition to this, about $2.7 million of amortization expense relating to 2014 acquired intangible assets and $1.5 million of amortization expense relating to an underwriter production system placed into service July 1, 2014 contributed to the increase during the first nine months of 2015.

Income taxes. Our effective tax rates were (56.4)% and 41.4% for the third quarters 2015 and 2014, respectively, and (720.3)% and 39.3% for the first nine months of 2015 and 2014, respectively, based on (loss) income before taxes, after deducting income attributable to noncontrolling interests, of ($8.6) million and $40.5 million for the third quarters 2015 and 2014, respectively, and ($1.1) million and $29.5 million for the first nine months of 2015 and 2014, respectively.

For the third quarter 2015, the $35.0 million goodwill impairment is treated as a discrete item and due to the non-deductibility of certain aspects of the goodwill being impaired, only $5.0 million of income tax benefit results from the charge. The income tax expense for the first nine months of 2015 was computed using the annual effective tax rate applied to year-to-date income, excluding the goodwill impairment less the $5.0 million benefit attributable to the goodwill impairment. As a result of the reduced income tax benefit on the goodwill impairment, we recorded an income tax expense notwithstanding the operating loss before taxes, and after deducting noncontrolling interests, for the first nine months of 2015. Excluding the goodwill impairment and its related tax effect, our effective tax rate was 37.5% for the nine months of 2015. Third quarter tax expense is calculated using the amount computed for the first nine months less that previously reported for the first six months.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources reflect our ability to generate cash flow to meet our obligations to stockholders, customers (payments to satisfy claims on title policies), vendors, employees, lenders and others. As of September 30, 2015, our cash and investments, including amounts reserved pursuant to statutory requirements, aggregated $786.7 million ($306.6 million net of statutory reserves). Of our total cash and investments at September 30, 2015, $591.0 million was held in the United States and the rest internationally, principally Canada.

Cash held at the parent company totaled $1.6 million at September 30, 2015. As a holding company, the parent company is funded principally by cash from its subsidiaries in the form of dividends, operating and other administrative expense reimbursements and pursuant to intercompany tax sharing agreements. The expense reimbursements are paid in accordance with management agreements, approved by the Texas Department of Insurance (TDI), among us and our subsidiaries. In addition to funding operating expenses, cash held at the parent company is used for dividend payments to common stockholders and for our stock repurchase program. To the extent such uses exceed cash available, the parent company is dependent on distributions from its regulated title insurance underwriter, Stewart Title Guaranty Company (Guaranty).

A substantial majority of our consolidated cash and investments as of September 30, 2015 was held by Guaranty and its subsidiaries. The use and investment of these funds, dividends to the parent company, and cash transfers between Guaranty and its subsidiaries and the parent company are subject to certain legal and regulatory restrictions. In general, Guaranty may use its cash and investments in excess of its legally-mandated statutory premium reserve (established in accordance with requirements under Texas law) to fund its insurance operations, including claims payments. Guaranty may also, subject to certain limitations, provide funds to its subsidiaries (whose operations consist principally of field title offices and entities comprising the mortgage services segment) for their operating and debt service needs.

We maintain investments in accordance with certain statutory requirements in the states of domicile of our underwriters for the funding of statutory premium reserves. Statutory premium reserves, which approximated $480.1 million and $438.5 million at September 30, 2015 and December 31, 2014, respectively, are required to be fully funded and invested in high-quality securities and short-term investments. In addition, included within cash and cash equivalents are statutory reserve funds of approximately $20.1 million and $57.4 million at September 30, 2015 and December 31, 2014, respectively. These cash statutory reserve funds are not restricted or segregated in depository accounts. If the Company fails to maintain minimum investments or cash and cash equivalents to meet statutory requirements, the Company may be subject to fines or other penalties, including potential revocation of its business license. As of September 30, 2015, our known claims reserve totaled $105.7 million and our statutory estimate of claims that may be reported in the future totaled $372.9 million. In addition to this, we had cash and investments (excluding equity method investments) of $208.3 million which are available for underwriter operations, including claims payments.

The ability of Guaranty to pay dividends to its parent is governed by Texas insurance law. The TDI must be notified of any dividend declared, and any dividend in excess of a statutory maximum (20% of surplus, which approximated $105.3 million as of December 31, 2014) would be, by regulation, considered extraordinary and subject to pre-approval by the TDI. Also, the Texas Insurance Commissioner may raise an objection to a planned distribution during the notification period. Guaranty’s actual ability or intent to pay dividends to its parent may be constrained by business and regulatory considerations, such as the impact of dividends on surplus and the liquidity ratio, which could affect its ratings and competitive position, the amount of insurance it can write and its ability to pay future dividends. As of June 30, 2015, our statutory liquidity ratio for our principal underwriter was 0.89 to 1. Our internal objective is to achieve and maintain a ratio of at least 1:1, as we believe that ratio is crucial from both a ratings agency and competitive perspective. On an ongoing basis, this ratio will largely guide our decisions as to frequency and magnitude of dividends from Guaranty to the parent company. Further, depending on business and regulatory conditions, we may in the future need to retain cash in Guaranty or even raise cash in the capital markets to contribute to it in order to maintain its ratings or statutory capital position. Such a requirement could be the result of investment losses, reserve charges, adverse operating conditions in the current economic environment or changes in interpretation of statutory accounting requirements by regulators. Guaranty declared dividends of $15.0 million and $10.0 million to its parent during the nine months ended September 30, 2015 and 2014, respectively.

As the parent company conducts no operations apart from its wholly-owned subsidiaries, the discussion below focuses on consolidated cash flows.

	For the Nine Months Ended September 30,
	2015	2014
	(dollars in millions)
Net cash provided by operating activities	65.6	15.3
Net cash used by investing activities	(13.2)	(70.8)
Net cash (used) provided by financing activities	(35.1)	34.4
Operating activities. Our principal sources of cash from operations are premiums on title policies and revenue from title service-related transactions and mortgage services. Our independent agencies remit cash to us net of their contractual retention. Our principal cash expenditures for operations are employee costs, operating costs and title claims payments.

Cash provided by operations for the first nine months of 2015 was $65.6 million, an improvement of $50.3 million from $15.3 million provided by operations for the same period in 2014. The improvement in cash provided by operations was primarily a result of net income adjusted for non-cash charges, an improvement in title loss payments in excess of provisions, collections on accounts receivable and lower payments of liabilities relative to the prior year period.

Although our business is labor intensive, we are focused on a cost-effective, scalable business model which includes utilization of technology, centralized back and middle office functions and business process outsourcing. Our approach allows us to adjust more easily to seasonal and cyclical fluctuations in transaction volumes. As of September 30, 2015, we have essentially completed the cost management program announced in 2014 and have achieved our revised target of $30.0 million of annualized savings, exceeding our original goal of $25.0 million.

Investing activities. Cash used by investing activities was primarily driven by purchases of investments, capital expenditures and acquisition of subsidiaries, offset by proceeds from matured and sold investments. Total proceeds from available-for-sale investments sold and matured amounted to $100.6 million and $91.4 million for the first nine months of 2015 and 2014, respectively. We used cash for purchases of available-for-sale investments in the amounts of $101.5 million and $112.7 million for the first nine months of 2015 and 2014, respectively. The proceeds from our sale of short-term investments, net of purchases, amounted to $3.2 million and $1.3 million for the first nine months of 2015 and 2014, respectively. We used cash for the acquisition of subsidiaries in the amounts of $4.0 million and $39.4 million for the first nine months of 2015 and 2014, respectively.

Capital expenditures were $13.4 million and $15.5 million for the first nine months of 2015 and 2014, respectively. We maintain investment in capital expenditures at a level that enables us to implement technologies for increasing our operational and back-office efficiencies and to pursue growth in key markets.

Financing activities and capital resources. Total debt and stockholders’ equity were $82.1 million and $644.1 million, respectively, as of September 30, 2015. In the first nine months of 2015 and 2014, we repaid debt of $19.3 million and $54.4 million, respectively, in accordance with the underlying terms of the debt instruments. Our debt-to-equity ratio at September 30, 2015 was approximately 13% and was below the 20% we have set as our unofficial internal limit on leverage. During the first nine months of 2015, we drew $25.0 million and repaid $7.0 million on our $125.0 million line of credit. At September 30, 2015, the outstanding balance of this line of credit was $78.0 million.

In February 2015, we announced an increase in our dividend from $0.10 per share paid annually to $1.00 per share, paid $0.25 per share quarterly. During the third quarter and first nine months of 2015, we declared and paid dividends of $0.25 and $0.50 per share totaling $5.6 million and $11.3 million, respectively. As of September 30, 2015, we have purchased a total of 1.44 million shares of our common stock at an aggregate purchase price of $49.9 million. Including the anticipated dividend to be paid in the fourth quarter 2015, about $3.2 million remains to complete our $70.0 million capital return program. We remain committed to returning capital to stockholders on a regular basis while maintaining our ratings and a capital base that supports the growth in our business and our obligations to our policyholders.

Effect of changes in foreign currency exchange rates. The effect of changes in foreign currency exchange rates on the consolidated statements of cash flows was a net decrease in cash and cash equivalents of $6.6 million and $4.7 million for the first nine months of 2015 and 2014, respectively. Our principal foreign operating unit is in Canada, and, on average, the value of the Canadian dollar relative to the U.S. dollar decreased during the first nine months of 2015.

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

Other comprehensive (loss) income. Unrealized gains and losses on investments and changes in foreign currency exchange rates are reported net of deferred taxes in accumulated other comprehensive (loss) income, a component of stockholders’ equity, until realized. For the nine months ended September 30, 2015, net unrealized investment losses of $5.3 million, which increased our other comprehensive loss, were primarily related to decreases in the excess of fair values over costs for our corporate and municipal bond investments and equity securities, net of taxes. For the nine months ended September 30, 2014, net unrealized investment gains of $6.5 million, which increased our other comprehensive income, were primarily related to temporary increases in the fair value of corporate, municipal and government bond investments and equity securities, net of taxes. Changes in foreign currency exchange rates, primarily related to our Canadian operations, increased our other comprehensive loss by $8.5 million for the nine months ended September 30, 2015 and decreased our other comprehensive income by $4.3 million, net of taxes, for the same period in the prior year.

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

Forward-looking statements. Certain statements in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to future, not past, events and often address our expected future business and financial performance. These statements often contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “will,” “foresee” or other similar words. Forward-looking statements by their nature are subject to various risks and uncertainties that could cause our actual results to be materially different than those expressed in the forward-looking statements. These risks and uncertainties include, among other things: tenuous economic conditions; adverse changes in the level of real estate activity; changes in mortgage interest rates, existing and new home sales, and availability of mortgage financing; our ability to respond to and implement technology changes, including the completion of the implementation of our enterprise systems; the impact of unanticipated title losses or the need to strengthen our policy loss reserves; any effect of title losses on our cash flows and financial condition; our exit of the delinquent loan servicing business lines and the wind down of these operations; the impact of vetting our agency operations for quality and profitability; changes to the participants in the secondary mortgage market and the rate of refinancing that affects the demand for title insurance products; regulatory non-compliance, fraud or defalcations by our title insurance agencies or employees; our ability to timely and cost-effectively respond to significant industry changes and introduce new products and services; the outcome of pending litigation; the impact of changes in governmental and insurance regulations, including any future reductions in the pricing of title insurance products and services; our dependence on our operating subsidiaries as a source of cash flow; the continued realization of expense savings from our cost management program; our ability to successfully integrate acquired businesses; our ability to access the equity and debt financing markets when and if needed; our ability to grow our international operations; and our ability to respond to the actions of our competitors. These risks and uncertainties, as well as others, are discussed in more detail documents filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2014, our quarterly reports on Form 10-Q, and our Current Reports on Form 8-K. We expressly disclaim any obligation to update any forward-looking statements contained in this report to reflect events or circumstances that may arise after the date hereof, except as may be required by applicable law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes during the quarter ended September 30, 2015 in our investment strategies, types of financial instruments held or the risks associated with such instruments that would materially alter the market risk disclosures made in our Annual Report on Form 10-K for the year ended December 31, 2014.
Item 4. Controls and Procedures

Our principal executive officer and principal financial officer are responsible for establishing and maintaining disclosure controls and procedures. They evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2015, and have concluded that, as of such date, our disclosure controls and procedures are adequate and effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) and 15d-15(f)). Our internal control over financial reporting is a process, under the supervision of our principal executive officer and principal financial officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this assessment, management believes that, as of September 30, 2015, our internal control over financial reporting is effective based on those criteria.

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
There has been no change in our internal control over financial reporting during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As a result, no corrective actions were required or undertaken.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

See discussion of legal proceedings in Note 9 to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Report, which is incorporated by reference into this Part II, Item 1, as well as Item 3. Legal Proceedings, in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 1A. Risk Factors

There have been no changes during the quarter ended September 30, 2015 to our risk factors as listed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following is a summary of our repurchases of our Common Stock during the quarter ended September 30, 2015:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount Remaining Under the Plan (2)
July 2015	—	$—	—	$20,159,374
August 2015	—	$—	—	$20,159,374
September 2015	600	$37.63	600	$20,136,796
	600		600

(1) In the third quarter and first nine months of 2015, we repurchased 600 shares and 758,781 shares for approximately $23 thousand and $27.8 million, respectively.

(2) In February 2014, we announced a stock repurchase program that is expected to return approximately $70.0 million to stockholders through the end of 2015. In February 2015, we redefined the stock repurchase program to be a capital return program under which dividends would be considered as an element of return of capital to shareholders along with share repurchases. We also announced an increase in our common stock dividend from $0.10 per share paid annually to $1.00 per share, paid $0.25 per share quarterly. Including the anticipated dividend to be paid in the fourth quarter 2015, about $3.2 million remains to complete our $70 million capital return program.

Item 5. Other Information
Our book value per share was $27.66 and $29.18 as of September 30, 2015 and December 31, 2014, respectively. As of September 30, 2015, our book value per share was based on approximately $644.1 million in stockholders’ equity and 23,285,450 shares of Common and Class B Common Stock outstanding. As of December 31, 2014, our book value per share was based on approximately $700.5 million in stockholders’ equity and 24,005,760 shares of Common and Class B Common Stock outstanding.
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

November 2, 2015
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