Form 10-K
period 2015-12-31
STEWART INFORMATION SERVICES CORP
filed 2016-02-26
CIK 94344

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
The aggregate market value of the Common Stock (based upon the closing sales price of the Common Stock of Stewart Information Services Corporation, as reported by the NYSE on June 30, 2015) held by non-affiliates of the Registrant was approximately $884,240,000.
At February 23, 2016, the following shares of each of the registrant’s classes of stock were outstanding:

Common, $1 par value	22,292,100
Class B Common, $1 par value	1,050,012
Documents Incorporated by Reference
Portions of the definitive proxy statement (the Proxy Statement) are incorporated herein by reference in Part III of this document.

FORM 10-K ANNUAL REPORT
YEAR ENDED DECEMBER 31, 2015

As used in this report, “we,” “us,” “our,” the “Company” and “Stewart” mean Stewart Information Services Corporation and our subsidiaries, unless the context indicates otherwise.

PART I

Item 1. Business
We are a Delaware corporation formed in 1970. We and our predecessors have been engaged in the title business since 1893.
Stewart Information Services Corporation (NYSE-STC) is a global real estate services company, offering products and services through our direct operations, network of Stewart Trusted Providers™ and family of companies. From residential and commercial title insurance and closing and settlement services to specialized offerings for the mortgage industry, we offer the comprehensive service, deep expertise and solutions our customers need for any real estate transaction. At Stewart, we believe in building strong relationships - and these partnerships are the cornerstone of every closing, every transaction and every deal.
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
Title Insurance Services
Title insurance and related services (title) include the functions of searching, examining, closing and insuring the condition of the title to real property. The title segment also includes certain ancillary services provided for Internal Revenue Code Section 1031 tax-deferred exchanges and home and personal insurance services.
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

Factors affecting revenues. Title insurance revenues are closely related to the level of activity in the real estate markets we serve and the prices at which real estate sales are made. Real estate sales are directly affected by the availability and cost of money to finance purchases. Other factors include consumer confidence and demand by buyers. In periods of low interest rates, loan refinancing transactions are also an important contributor to revenues.
These factors may override the seasonal nature of the title business. Generally, our first quarter is the least active and our second and third quarters are the most active in terms of title insurance revenues.
Selected information from the U.S. Department of Housing and Urban Development and National Association of Realtors® for the U.S. real estate industry follows (2015 figures are preliminary and subject to revision):

	2015	2014	2013
New home sales – in millions	0.50	0.44	0.43
Existing home sales – in millions	5.26	4.94	4.48
Existing home sales – median sales price in $ thousands	222.4	208.3	197.4
Customers. The primary sources of title insurance business are attorneys, builders, developers, home buyers and home sellers, lenders, mortgage brokers, and real estate brokers and agents. No one customer was responsible for as much as 10% or more of our consolidated revenues in any of the last three years. Titles insured include residential and commercial properties, undeveloped acreage, farms, ranches, wind and solar power installations, other energy-related projects and water rights.
Service, location, financial strength, size and related factors affect customer acceptance. Increasing market share is accomplished primarily by providing superior service. The parties to a closing are concerned with personal schedules and the interest and other costs associated with any delays in the settlement. The rates charged to customers are regulated, to varying degrees, in most states.

The financial strength and stability of the title underwriter are important factors in maintaining and increasing our business, particularly commercial business. We are rated as investment grade by the title industry’s leading rating companies. Our principal underwriter, Stewart Title Guaranty Company (Guaranty), is currently rated “A” by Demotech, Inc., "A-" by Fitch, "A-" by A. M. Best and "B+" by Kroll Bond Rating Agency.
Market share. Title insurance statistics are compiled quarterly by the title industry’s national trade association. Based on 2015 unconsolidated statutory net premiums written through September 30, 2015, Guaranty is one of the leading title insurers in the United States.
Our principal competitors are Fidelity National Financial, Inc. (which includes Fidelity National Title Insurance Company, Chicago Title Insurance Company and Commonwealth Land Title Insurance Company), First American Financial Corporation (which includes First American Title Insurance Company) and Old Republic Title Insurance Group (which includes Old Republic National Title Insurance Company). We also compete with other independent title insurer companies, as well as abstractors, attorneys who issue title opinions and attorney-owned title insurance funds. A number of homebuilders, financial institutions, real estate brokers and others own or control title insurance agencies, some of which issue policies underwritten by Guaranty.

Title insurance revenues by geographic location. The approximate amounts and percentages of our consolidated title operating revenues were:

	Amounts ($ millions)			Percentages
	2015	2014	2013	2015	2014	2013
Texas	341	338	328	18	20	18
New York	250	238	219	13	14	12
California	142	123	146	8	7	8
International	107	118	118	6	7	7
Florida	88	73	73	5	4	4
All others	960	824	926	50	48	51
	1,888	1,714	1,810	100	100	100
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
Mortgage Services

Our mortgage services segment includes a diverse set of complementary products and services provided to enhance the mortgage and real estate markets. These services are provided principally through Stewart Lender Services (SLS) and PropertyInfo® Corporation's Stewart Government Services.

SLS offers services for the entire lifecycle of the mortgage process including mortgage origination support, servicing support, default and REO services and loan review and audit services. These services include a full suite of valuation, title and closing services, post-closing outsourcing, loan review and audit, component servicing, portfolio reviews and audits, loan file reviews, loan quality control and servicer oversight to residential mortgage lenders, servicers and investors.

Stewart Government Services provides automation of county recorder offices and other county services.
Factors affecting revenues. As in the title segment, mortgage services revenues, particularly those generated by lender services, are closely related to the level of activity in the real estate market, including the volume of originations (new or refinancing), foreclosures or other distressed property activity. Revenues related to some services are generated on a project basis or through longer term contracts.

Companies that compete with our mortgage services businesses vary across a wide range of industries. In the mortgage-related products and services area, competitors include the major title insurance underwriters mentioned under “Title Insurance Services - Market share” as well as other real estate technology and business process outsourcing providers. In some cases, the competitor may be the customer itself. For example, certain services offered by SLS can be, or historically have been, performed by internal departments of large mortgage lenders.
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

Corporate
The corporate segment consists of the expenses of the parent holding company, certain other corporate overhead expenses, and the costs of our centralized support operations not otherwise allocated to the the operating segments. We periodically review our allocation models and may make adjustments to the amounts charged to the business units as deemed appropriate. Underwriter investment income is recorded in the corporate segment, as are certain realized gains or losses.
General

Investment Policies. Our investment portfolios reside in two domestic and two international regulated subsidiary underwriters. These underwriters maintain investments in accordance with certain statutory requirements for the funding of statutory premium reserves and deposits, or, in the case of our international operations, for the maintenance of certain capital ratios required by regulators. The activities of the portfolios are overseen by investment committees comprised of certain senior executives. Their oversight includes such activities as policy setting, determining appropriate asset classes with different and distinct risk/return profiles so as to prudently diversify the portfolio, and to approve all service vendors (managers and custodians). Our investment policies are designed to comply with regulatory requirements as applicable law imposes certain restrictions upon the types and amounts of investments that may be made by the regulated insurance subsidiaries.

Our investment policies further provide that investments are to be managed with a view to balancing profitability, liquidity, and risk (interest rate risk, credit risk and liquidity risk) while mindful of impacting earnings per share and income taxes.

As of December 31, 2015, approximately 95% of our debt and equity investment portfolios together consisted of fixed income securities. As of that date, approximately 92% of the fixed income investments are held in securities that are A-rated or higher, and substantially all of the fixed income portfolios are rated investment grade or higher.  Percentages are based on the market value of the securities. Credit ratings are based on Standard & Poor’s Rating Services and Moody’s Investor Services, Inc. published ratings. If a security was rated differently by both ratings agencies, the lower of the two ratings was selected.

In addition to our debt and equity investment securities portfolios, we maintain certain money-market and other short-term investments.
Trademarks. We have developed and acquired numerous automated products and processes that are crucial to both our title and mortgage services segments. These systems automate most facets of the real estate transaction. Among these trademarked products and processes are AIM+™, AgencySecure®, TitleWorkPlace®, LenderExpressQuote™, Stewart Online™, Property Profiles™, Stewart Select™, PropertyInfo®, SureClose®, TitleSearch® and Virtual Underwriter®. We consider these trademarks, which are perpetual in duration, to be important to our business.
Employees. As of December 31, 2015, we employed approximately 6,900 people. We consider our relationship with our employees to be good.

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
CEO and CFO Certifications. The CEO and CFO certifications required under Section 302 of the Sarbanes-Oxley Act are filed as exhibits to our 2015 Form 10-K. Stewart Information Services Corporation submitted a Section 12(a) CEO Certification to the New York Stock Exchange in 2015.

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

Adverse changes in economic conditions, especially those affecting the levels of real estate and mortgage activity, reduce our revenues.
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
Estimating future loss payments is difficult, and our assumptions about future losses may prove inaccurate. Provisions for policy losses on policies written within a given year are charged to income in the same year the related premium revenues are recognized. The amounts provided are based on reported claims, historical loss payment experience, title industry averages and the current legal and economic environment. Losses that are higher than anticipated are an indication that total losses for a given policy year may be higher than originally calculated. Changes in the total estimated future loss for prior policy years are recorded in the period in which the estimate changes. Claims are often complex and involve uncertainties as to the dollar amount and timing of individual payments. Claims are often paid many years after a policy is issued. From time-to-time, we experience large losses, including losses from independent agency defalcations, from title policies that have been issued or worsening loss payment experience, any of which may require us to increase our title loss reserves. These events are unpredictable and may have a material adverse effect on our earnings.

Competition in the title insurance industry affects our revenues.
Competition in the title insurance industry is intense, particularly with respect to price, service and expertise. Larger commercial customers and mortgage originators also look to the size and financial strength of the title insurer. Although we are one of the leading title insurance underwriters based on market share, Fidelity National Financial, Inc., Old Republic Title Insurance Group and First American Financial Corporation each has substantially greater revenues than we do and their holding companies have significantly greater capital. Further, the other independent title insurer companies collectively hold a relatively small but considerable share of the market. Although we are not aware of any current initiatives to reduce regulatory barriers to entering our industry, any such reduction could result in new competitors, including financial institutions, entering the title insurance business. Competition among the title insurance companies and any new entrants could lower our premium and fee revenues. From time-to-time, new entrants enter the marketplace with alternative products to traditional title insurance, although many of these alternative products have been disallowed by title insurance regulators. These alternative products, if permitted by regulators, could have a material adverse effect on our revenues and earnings.

Availability of credit may reduce our liquidity and negatively impact our ability to fund operations.
We expect that cash flows from operations and cash available from our underwriters, subject to regulatory restrictions, will be sufficient to fund our operations, pay our claims and fund operational initiatives. To the extent that these funds are not sufficient, we may be required to borrow funds on less than favorable terms or seek funding from the equity market, which may be on terms that are dilutive to existing shareholders.

A downgrade of our underwriters by rating agencies may reduce our revenues.
Ratings are a significant component in determining the competitiveness of insurance companies with respect to commercial title policies. Our principal underwriter, Guaranty, is currently rated “A” by Demotech, Inc., "A-" by Fitch, "A-" by A. M. Best and "B+" by Kroll Bond Rating Agency. Guaranty has historically been highly rated by the rating agencies that cover us. These ratings are not credit ratings. Instead, the ratings are based on quantitative, and in some cases qualitative, information and reflect the conclusions of the rating agencies with respect to our financial strength, results of operations and ability to pay policyholder claims. Our ratings are subject to continual review by the rating agencies and we cannot be assured that our current ratings will be maintained. If our ratings are downgraded from current levels by the rating agencies, our ability to retain existing customers and develop new customer relationships may be negatively impacted, which could result in a material adverse impact on our consolidated financial condition or results of operations.

Our insurance subsidiaries must comply with extensive government regulations. These regulations could adversely affect our ability to increase our revenues and operating results.
The Consumer Financial Protection Bureau (CFPB) is charged with protecting consumers by enforcing Federal consumer protection laws and regulations. The CFPB is an independent agency and funded by the United States Federal Reserve System. Its jurisdiction includes banks, credit unions, securities firms, payday lenders, mortgage servicing operations, foreclosure relief services, debt collectors and other financial companies. The nature and extent of these regulations include, but are not limited to:

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

Effective October 3, 2015, the CFPB’s integrated disclosure rule for mortgage loan applications, known as "Know Before You Owe", imposed new requirements for us and other mortgage industry participants regarding required mortgage disclosures and forms. Compliance with the integrated disclosure also altered related business processes and interactions with customers.

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

We may also be subject to additional federal regulations prescribed by legislation such as the Dodd-Frank Act or by regulations issued by the CFPB, Department of Labor, Office of the Comptroller of the Currency or other agencies.
Changes in regulations may have a material adverse effect on our business. In addition, state regulators perform periodic examinations of insurance companies, which could result in increased compliance or litigation expenses.

Rapid changes in our industry require secure, timely and cost-effective technological responses. Our earnings may be adversely affected if we are unable to effectively use technology to address regulatory changes and increase productivity.
We believe that our future success depends on our ability to anticipate changes in the industry and to offer products and services that meet evolving standards on a timely and cost-effective basis. To do so requires a flexible technology architecture which can continuously comply with changing regulations, improve productivity, lower costs, reduce risk and enhance the customer experience. Any unanticipated downtime in our technology may have a material adverse effect on our earnings.

We rely on dividends from our insurance underwriting subsidiaries.
We are a holding company and our principal assets are our insurance underwriting subsidiaries. Consequently, we depend on receiving sufficient dividends from our insurance subsidiaries to meet our debt service obligations and to pay our parent company's operating expenses and dividends to our stockholders. The insurance statutes and regulations of some states require us to maintain a minimum amount of statutory capital and restrict the amount of dividends that our insurance subsidiaries may pay to us. Guaranty is a wholly owned subsidiary of Stewart and the principal source of our cash flow. In this regard, the ability of Guaranty to pay dividends to us is dependent on the approval of the Texas Insurance Commissioner.

Risks include claims by large classes of claimants.
We are periodically involved in litigation arising in the ordinary course of business. In addition, we are currently, and have been in the past, subject to claims and litigation from large classes of claimants seeking substantial damages not arising in the ordinary course of business. Material pending legal proceedings, if any, not in the ordinary course of business, are disclosed in Item 3—Legal Proceedings included elsewhere in this report. To date, the impact of the outcome of these proceedings has not been material to our consolidated financial condition or results of operations. However, an unfavorable outcome in any litigation, claim or investigation against us could have a material adverse effect on our consolidated financial condition or results of operations.

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

Subsequent to December 31, 2015, we entered into an Exchange Agreement with the holders of Class B Common Stock relating to the exchange of all the outstanding 1,050,012 Class B Common Stock shares for 1,050,012 shares of Common Stock, plus $12.0 million in cash, subject to stockholder approval at our annual stockholders' meeting in April 2016. We believe that the Exchange Agreement will be approved by the stockholders of Common Stock. However, if the exchange is not approved, this risk factor will continue to be relevant.

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
We annually perform an impairment test of the carrying value of goodwill and other indefinite-lived intangible assets in the third quarter using June 30 balances. However, an evaluation may be made whenever events may indicate an impairment has occurred. In assessing whether an impairment has occurred, we consider whether the performance of our reporting units may be below projections, unexpected declines in our market capitalization, negative macroeconomic trends or negative industry and company-specific trends. If we conclude that the carrying values of these assets exceed the fair value, we may be required to record an impairment of these assets. During the year ended December 31, 2015, as disclosed in Note 8 to the Consolidated Financial Statements included in Item 15 of Part IV of this report, we recorded a $35.7 million and $1.8 million impairment of goodwill and other intangible assets, respectively, resulting in remaining balances of our goodwill and other intangible assets of $217.7 million and $18.1 million, respectively, as of December 31, 2015. Any further substantial impairment that may be required in the future could have a material adverse effect on our results of operations or financial condition.

Failures at financial institutions at which we deposit funds could adversely affect us.
We deposit substantial operating and fiduciary funds, which are third-party funds, in many financial institutions in excess of insured deposit limits. In the event that one or more of these financial institutions fail, there is no guarantee that we could recover the deposited funds in excess of federal deposit insurance, and, as such, we could be held liable for the funds owned by third parties. Under these circumstances, our liability could have a material adverse effect on our results of operations or financial condition.

Our investment portfolio is subject to interest rate and other risks and could experience losses.
We maintain a substantial investment portfolio, primarily consisting of fixed income debt securities and, to a lesser extent, equity securities. Our portfolio holdings are subject to certain economic and financial market risks, including credit and interest rate risk and/or liquidity risk. Instability in credit markets and economic conditions can increase the risk of loss in our portfolio. Periodically, we measure the fair value of the investments against the carrying value. If the carrying value of the investments exceeds the fair value, and we conclude the decline is other-than-temporary, we are required to record an impairment of the investments. The impairment could have a material adverse effect on our results of operations or financial condition. During the year ended December 31, 2015, we recognized a $2.7 million other-than-temporary impairment on certain equity securities available-for-sale.

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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
We lease under a non-cancelable operating lease expiring in 2019 approximately 245,000 square feet in an office building in Houston, Texas, which is used for our corporate offices and for offices of several of our subsidiaries. In addition, we lease offices at approximately 570 additional locations for title office operations, production, administrative and technology centers. These additional locations include significant leased facilities in Glendale, California; Dallas, Texas; New York, New York; Wilmington, Delaware; Tampa, Florida; Denver, Colorado; San Diego, California; Toronto, Canada and St. Louis, Missouri.
Our leases expire from 2016 through 2026 and have an average term of four years, although our typical lease term ranges from three to five years. We believe we will not have any difficulty obtaining renewals of leases as they expire or, alternatively, leasing comparable properties. The aggregate annual rent expense under all leases was approximately $42.9 million in 2015.
We also own office buildings in Arizona, Texas, New York, New Mexico, Colorado and the United Kingdom. These owned properties are not material to our consolidated financial condition. We consider all buildings and equipment that we own or lease to be well maintained, adequately insured and generally sufficient for our purposes.

Item 3. Legal Proceedings
See discussion of legal proceedings in Note 18 to the audited consolidated financial statements included in Item 15 of Part IV of this report, which is incorporated by reference into this Part I, Item 3 of this report on Form 10-K for the year ended December 31, 2015.

Item 4. Mine Safety Disclosures
None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our Common Stock is listed on the New York Stock Exchange (NYSE) under the symbol “STC”. The following table sets forth the high and low sales prices of our Common Stock for each fiscal period indicated, as reported by the NYSE.

	High	Low
2015:
First quarter	$41.83	$35.12
Second quarter	41.15	35.57
Third quarter	41.74	37.25
Fourth quarter	44.01	36.27
2014:
First quarter	$37.55	$30.45
Second quarter	35.79	29.91
Third quarter	32.89	29.15
Fourth quarter	37.87	27.02
As of February 23, 2016, the number of stockholders of record was approximately 6,048 and the price of one share of our Common Stock was $34.10.
During the second and third quarters of 2015, the Board of Directors declared quarterly cash dividends of $0.25 per share payable to Common stockholders. On November 16, 2015, the Board of Directors announced a 20% increase in the Company's annual cash dividend payable to Common stockholders and declared a quarterly dividend of $0.30 per share which was paid on December 29, 2015 to Common stockholders of record on December 11, 2015. During 2014, the Board of Directors declared an annual cash dividend of $0.10 per Common share. Our certificate of incorporation provides that no cash dividends may be paid on our Class B Common Stock.
We had a book value per share of $27.30 and $29.18 at December 31, 2015 and 2014, respectively. As of December 31, 2015, book value per share was based on approximately $637.1 million in stockholders’ equity and 23,341,106 shares of Common Stock and Class B Common Stock outstanding. As of December 31, 2014, book value per share was based on approximately $700.5 million in stockholders’ equity and 24,005,760 shares of Common Stock and Class B Common Stock outstanding.

On January 26, 2016, the Company entered into an Exchange Agreement with the holders of Class B Common Stock relating to the exchange of all the outstanding 1,050,012 Class B Common Stock shares for 1,050,012 shares of Common Stock, plus $12.0 million in cash. The Exchange Agreement is subject to several conditions, which include, among others, the approval by the Company's stockholders of the Exchange Agreement and the Company's amended by-laws during the 2016 annual meeting of stockholders, and the approval of the listing of the Common Stock by the New York Stock Exchange.

Performance graph
The following graph compares the yearly percentage change in our cumulative total stockholder return on Common Stock with the cumulative total return of the Russell 2000 Index and the Russell 2000 Financial Services Sector Index for the five years ended December 31, 2015. The graph assumes that the value of the investment in our Common Stock and each index was $100 at December 31, 2010 and that all dividends were reinvested.

	2010	2011	2012	2013	2014	2015
Stewart	100.00	100.61	227.35	283.05	325.76	337.13
Russell 2000 Index	100.00	95.83	111.45	154.73	162.29	169.45
Russell 2000 Financial Services Sector Index	100.00	97.11	118.13	155.23	168.98	170.00

The performance graph above and the related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Exchange Act, as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

In February 2014, we announced a stock repurchase program that was expected to return approximately $70.0 million to stockholders through the end of 2015. During 2015 and 2014, we acquired approximately 762,000 and 685,000 shares, respectively, of our Common Stock pursuant to this program for an aggregate purchase price of approximately $28.0 million and $22.0 million, respectively. Including dividends paid in 2015, we substantially completed $70.0 million of capital return to shareholders as of December 31, 2015.

We announced in November 2015 a new stock repurchase program which may return up to $50.0 million to stockholders over a three-year period. Under the stock repurchase program, we have the ability to purchase shares of our outstanding Common Stock in both open market and privately negotiated transactions as we deem appropriate. The timing, form and amount of share repurchases under the program will depend on a variety of factors including: market conditions, share price, our capital and liquidity position relative to internal and rating agency targets, legal requirements, including approval of the release of cash from our regulated underwriter by the insurance regulators and corporate and other considerations.

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

	2015	2014	2013	2012	2011
	($ millions, except share and per share data)

Total revenues	2,033.9	1,870.8	1,928.0	1,910.4	1,634.9

Title operating revenues	1,888.4	1,714.4	1,810.0	1,745.5	1,521.0
Mortgage services revenues	130.0	132.9	103.5	143.5	96.1
Investment income	16.9	16.8	15.5	13.8	15.5
Investment and other (losses) gains	(1.4)	6.7	(1.1)	7.6	2.3

Title loss provisions	106.3	81.3	106.3	140.0	142.1
% title operating revenues	5.6	4.7	5.9	8.1	9.4

Pretax income(1)	9.7	51.8	101.1	89.3	18.0
Net (loss) income attributable to Stewart	(6.2)	29.8	63.0	109.2	2.3
Cash provided by operations	80.5	64.0	87.1	120.5	23.4
Total assets	1,321.6	1,392.5	1,326.1	1,291.2	1,156.1
Notes payable and convertible senior notes	102.4	71.2	39.5	71.2	76.2
Stockholders’ equity	637.1	700.5	663.1	580.4	463.5

Per share data:
Average shares – dilutive (millions)	23.5	24.7	24.7	24.4	19.1
Basic (loss) earnings attributable to Stewart	(0.26)	1.31	2.85	5.66	0.12
Diluted (loss) earnings attributable to Stewart	(0.26)	1.24	2.60	4.61	0.12

Cash dividends	0.80	0.10	0.10	0.10	0.05
Stockholders’ equity	27.30	29.18	29.47	29.91	24.01

Market price:
High	44.01	37.87	34.39	28.35	12.74
Low	35.12	27.02	22.74	11.54	8.13
Year end	37.33	37.04	32.27	26.00	11.55
 (1) Pretax figures are before noncontrolling interests.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S OVERVIEW

For the quarter ended December 31, 2015, net income attributable to Stewart was $2.6 million, or $0.11 per diluted share, compared to net income attributable to Stewart of $11.9 million, or $0.49 per diluted share, for the same period in 2014. Pretax income for the fourth quarter 2015 was $3.1 million, compared to pretax income of $16.0 million for the same period in 2014.

The results for the fourth quarter 2015 were impacted by:

•	Charges recorded in the mortgage services segment of $3.7 million, primarily related to our previously announced plan to exit the delinquent loan servicing operations,

•	$1.8 million recorded in the title segment primarily for severance and intangible asset impairment,

•	$1.7 million recorded in the corporate segment related primarily to severance and residual contracts resulting from our previously reported cost management program,

•	Non-operating realized losses of $2.7 million recorded in the corporate segment, and

•	$2.2 million, or $0.09 per diluted share, of income tax benefits, including $1.4 million for state tax loss carryforwards and $0.8 million for a deferred tax asset valuation allowance release.

The results for the fourth quarter 2014 were impacted by:

•	Aggregate costs of $5.1 million recorded in the corporate and mortgage services segments related to the integration of acquisitions and the cost management program,

•	$3.5 million of litigation-related accruals in the title segment,

•	Non-operating net realized gains of $5.2 million recorded in the corporate and mortgage services segments, and

•	$5.5 million, or $0.23 per diluted share, of income tax benefits primarily from the partial release of a deferred tax asset valuation allowance.

Our title segment revenues for the fourth quarter 2015 were $453.3 million, an increase of about 1.0% from the fourth quarter 2014 and a decrease of 9.8% from the third quarter 2015. In the fourth quarter 2015, the title segment generated pretax income of $54.9 million (12.1% margin), compared to the fourth quarter 2014 pretax income of $45.6 million (10.2% margin). The fourth quarter 2015 results included $1.8 million of severance and asset impairment charges, while the fourth quarter 2014 results included the $3.5 million litigation-related accruals mentioned above. Following the seasonal pattern, fourth quarter 2015 pretax income decreased sequentially from $77.9 million (15.5% margin) in the third quarter 2015.

Revenues from direct title operations for the fourth quarter 2015 increased by about 1.0% compared to the same quarter last year, but, following the usual pattern, were down 9.1% from the third quarter 2015. International revenues grew on a local currency basis; however, the strengthening of the U.S. dollar resulted in a net decline in international non-commercial revenues. Revenues from independent agency operations decreased by about 1.0% in the fourth quarter 2015 compared to the fourth quarter 2014 and decreased 10.7% from the third quarter 2015. Net of agency retention, the fourth quarter 2015 independent agency revenues increased 1.5% compared to the fourth quarter 2014, and declined sequentially 8.8% compared to the third quarter 2015. Total orders closed in the fourth quarter 2015 decreased slightly (1.5%) compared to the fourth quarter 2014.

Revenues generated by our mortgage services segment were $42.2 million for the fourth quarter 2015, decreasing 39.8% compared to $70.1 million in the fourth quarter 2014. Fourth quarter 2014 revenues included net realized gains of $6.2 million. Sequentially, revenues decreased 14.0% compared to the third quarter 2015. Relative to the fourth quarter 2014, the revenue decline is primarily attributable to declines within our delinquent loan servicing operations, falling market activity for certain centralized title products, including refinancing transactions and default-related title, and the impact of the sale of a small subsidiary in the fourth quarter 2014.

In July 2015, we announced the exit of our delinquent loan servicing operations and we anticipate the orderly wind-down and final exit of these operations by the end of the first quarter 2016. $2.9 million of exit-related costs were incurred during the fourth quarter 2015, including $1.1 million of accelerated depreciation charges. Through December 31, 2015, exit-related costs are approximately $3.5 million, and we expect the total charge to be incurred related to exiting these operations to be $5 million to $7 million. We finalized our review for impairment of goodwill and other intangibles associated with the segment and recorded an additional non-cash charge of $0.7 million ($0.6 million net of tax) in the fourth quarter 2015.

The mortgage services segment reported a pretax loss of $12.5 million in the fourth quarter 2015 compared to pretax income of $7.4 million in the fourth quarter 2014 and a pretax loss of $43.4 million in the third quarter 2015 (which included a goodwill impairment charge of $35.0 million). Fourth quarter 2015 results for the segment include the additional $0.7 million goodwill impairment charge and $3.0 million of other non-operating charges, primarily relating to exiting the delinquent loan servicing operations, while fourth quarter 2014 results included $6.2 million of net realized gains, partially offset by $0.6 million of aggregate charges relating to integration of acquisitions and the cost management program. These items represent approximately $9.3 million of the $19.9 million overall decline in pretax income relative to the prior year quarter, with the remainder of the decline due to decreased revenues.

During the fourth quarter 2015, we declared and paid a dividend of $0.30 per common share in connection with the announced increase in our annual dividend to $1.20 per common share starting in the fourth quarter. We remain committed to returning capital to stockholders on a regular basis while maintaining our ratings and a capital base that supports the growth in our business and our obligations to our policyholders.

CRITICAL ACCOUNTING ESTIMATES
Actual results can differ from our accounting estimates. While we do not anticipate significant changes in our estimates, there is a risk that such changes could have a material impact on our consolidated financial condition or results of operations for future periods.

Title loss reserves
Our most critical accounting estimate is providing for title loss reserves.

Provisions for title losses, as a percentage of title operating revenues, were 5.6%, 4.7% and 5.9% for the years ended December 31, 2015, 2014 and 2013, respectively. We recorded an increase related to large claims of $22.1 million in 2015 as compared with an $8.0 million decrease in 2014, which included a policy loss reserve reduction in third quarter 2014 relating to a partial recovery on a large claim recorded in prior years. Actual loss payment experience, including the impact of large losses, is the primary reason for increases or decreases in our loss provision. A change of 100 basis points in the loss provisioning percentage, a reasonably likely scenario based on our historical loss experience, would have increased or decreased our provision for title losses and pretax operating results approximately $18.9 million for the year ended December 31, 2015.

	2015	2014	2013
	($ in millions)
Provisions – Known Claims:
Current year	14.1	18.4	24.0
Prior policy years-bulk reserves	—	—	10.7
Prior policy years	81.0	48.3	72.5
	95.1	66.7	107.2
Provisions – IBNR
Current year	54.0	46.2	68.0
Prior policy years-bulk reserves	—	10.7	—
Prior policy years	38.2	6.0	14.3
	92.2	62.9	82.3
Transferred IBNR to Known Claims	(81.0)	(48.3)	(83.2)
Total provisions	106.3	81.3	106.3

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

Known claims provisions increased for the year ended December 31, 2015 to $95.1 million from $66.7 million in 2014, primarily as a result of adjustments to existing claims on policies issued in previous years. Additionally, the provision in 2014 included a large reduction related to a partial recovery for a large claim originally provided for in years prior to 2014. Current year provisions - IBNR are recorded on policies issued in the current year as a percentage of premiums realized (provisioning rate). For the year ended December 31, 2015, current year provisions - IBNR increased $7.8 million to $54.0 million compared to 2014. As a percentage of title operating revenues, provisions - IBNR for the current policy year increased from 2.7% in 2014 to 2.9% in 2015 due to an increase in the provisions for large claims beginning in the second quarter 2015. Provisions - IBNR relating to prior policy years increased due to the adverse development relating to certain older policy years with higher than normal claims.

In addition to title policy claims, we incur losses in our direct operations from escrow, closing and disbursement functions. These escrow losses typically relate to errors or other miscalculations of amounts to be paid at closing, including timing or amount of a mortgage payoff, payment of property or other taxes and payment of homeowners’ association fees. Escrow losses also arise in cases of mortgage fraud, and in those cases the title insurer incurs the loss under its obligation to ensure that an unencumbered title is conveyed. Escrow losses are recognized as expense when discovered and are typically paid less than 12 months after the loss is discovered. For the years ended December 31, 2015 and 2014, we accrued approximately $1.0 million and $4.5 million, respectively, for policy loss reserves relating to legacy escrow losses arising principally from mortgage fraud.

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

At each quarter end, our recorded reserve for title losses begins with the prior period’s reserve balance for claim losses, adds the current period provision to that balance and subtracts actual paid claims, resulting in an amount that our management compares to its actuarially-based calculation of the ending reserve balance necessary to provide for future title losses. The actuarially-based calculation is a paid loss experience calculation where loss experience factors are selected based on company data and input from our third-party actuaries. We also obtain input from third-party actuaries in the form of a reserve analysis utilizing generally accepted actuarial methods. While we are responsible for determining our loss reserves, we utilize this actuarial input to assess the overall reasonableness of our reserve estimation. If our recorded reserve amount is not at the actuary’s point estimate but is within a reasonable range (+5.0%/-4.0%) of our actuarially-based reserve calculation and the actuary’s point estimate, our management assesses the major factors contributing to the different reserve estimates in order to determine the overall reasonableness of our recorded reserve, as well as the position of the recorded reserves relative to the point estimate and the estimated range of reserves. The major factors considered can change from period to period and include items such as current trends in the real estate industry (which management can assess although there is a time lag in the development of this data for use by the actuary), the size and types of claims reported and changes in our claims management process. If the recorded amount is not within a reasonable range of our third-party actuary’s point estimate, we will adjust the recorded reserves in the current period and reassess the provision rate on a prospective basis. Once our reserve for title losses is recorded, it is reduced in future periods as a result of claims payments and may be increased or reduced by revisions to our estimate of the overall level of required reserves.

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

Internal controls relating to independent agencies include, but are not limited to, pre-signing and periodic audits, site visits and reconciliations of policy inventories and premiums. The audits and site visits cover examination of the escrow account bank reconciliations and an examination of a sample of closed transactions. In some instances, the scope of our review is limited by attorney agencies that cite client confidentiality. Certain states have mandated annual reviews of all agencies by their underwriter. We also determine whether our independent agencies have appropriate internal controls as defined by the American Land Title Association and us. However, even with adequate internal controls in place, their effectiveness can be circumvented by collusion or improper override of the controls by management at the independent agencies. To aid in the selection of independent agencies to review, we have developed an agency risk model that aggregates data from different areas to identify possible problems. This is not a guarantee that all independent agencies with deficiencies will be identified. In addition, we are typically not the only underwriter for which an independent agency issues policies, and independent agencies may not always provide complete financial records for our review. Due to improved agency internal controls as well as better overall economic conditions, we did not experience any significant agency defalcation losses during the three years ended December 31, 2015.

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
Our accruals for revenues on unreported policies from agencies were not material to our consolidated assets or stockholders’ equity as of December 31, 2015 and 2014. The differences between the amounts our agencies have subsequently reported to us compared to our estimated accruals are substantially offset by any differences arising from prior years’ accruals and have been immaterial to consolidated assets and stockholders’ equity during each of the three prior years. We believe our process provides the most reliable estimate of the unreported revenues on policies and appropriately reflects the trends in agency policy activity.

Goodwill and other long-lived assets
Goodwill is not amortized, but is reviewed annually, normally completed in the third quarter using June 30 balances, or whenever occurrences of events indicate a potential impairment at the reporting unit level. We have an option to assess qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. If we decide not to use a qualitative assessment or if the reporting unit fails the qualitative assessment, then we perform a two-step quantitative analysis.

The step one analysis is performed, using a combination of the income approach (discounted cash flow (DCF) technique) and the market approach (guideline company and precedent transaction analyses), to determine if the carrying value of the goodwill exceeds its fair value, which would indicate a potential impairment. The DCF model utilizes historical and projected operating results and cash flows, initially driven by estimates of changes in future revenue levels, and risk-adjusted discount rates. Our projected operating results are primarily driven by anticipated mortgage originations, which we obtain from projections by industry experts, for our title reporting units and forecasted contractual revenues for our mortgage services reporting unit. Fluctuations in revenues, followed by our ability to appropriately adjust our employee count and other operating expenses, or large and unanticipated adjustments to title loss reserves, are the primary reasons for increases or decreases in our projected operating results. Our market-based valuation methodologies utilize (i) market multiples of earnings and/or other operating metrics of comparable companies and (ii) our market capitalization and a control premium based on market data and factors specific to our ownership and corporate governance structure (such as our Class B Common Stock). If we determine that the carrying value of the reporting unit's goodwill is greater than its fair value, we then perform the step two analysis to determine the implied fair value of the goodwill and calculate the amount of impairment.

In performing the step two analysis, the implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. In this method, the estimated fair value of the reporting unit is allocated to all the assets and liabilities of that reporting unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the estimated fair value is the purchase price paid. Any impairment of goodwill is treated as the difference between the implied fair value and the carrying amount of the goodwill and is charged to current operations.

While we are responsible for assessing whether an impairment of goodwill exists, we utilize inputs from third-party appraisers in performing the quantitative analysis for our impairment review. We evaluate goodwill based on four reporting units with goodwill balances (direct operations, agency operations, international operations and mortgage services). Goodwill is assigned to these reporting units at the time the goodwill is initially recorded. Once assigned to a reporting unit, the goodwill is pooled and no longer attributable to a specific acquisition. All activities within a reporting unit are available to support the carrying value of the goodwill.

In 2015 and 2014, we utilized the qualitative assessment for the title reporting units to determine whether it is more likely than not that the fair value of each reporting unit is less than its carrying amount, including goodwill. Based on that analysis, management concluded that the goodwill related to the reporting units within the title segment was not impaired.

In 2014, the Company performed a quantitative assessment of the mortgage services segment's goodwill and determined that there was no impairment of goodwill. In July 2015, the Company made the decision to exit the delinquent loan servicing activities included in the mortgage services segment. The Company based its decision to exit these activities on rapidly falling revenues, declining profit margins and the likelihood that future market demand for the related services would continue to diminish. This decision resulted in a review of the recoverability of goodwill related to the mortgage services segment. Accordingly, the Company performed the two-step quantitative assessment for mortgage services' goodwill. Based on its impairment analysis, the Company recorded a $35.7 million impairment of mortgage services' goodwill for 2015, which is presented as Impairment of goodwill in the 2015 consolidated statement of operations and comprehensive (loss) income.

We also evaluate the carrying values of title plants, other intangible assets and other long-lived assets when events occur that may indicate impairment. The process of determining impairment for such assets involves determining whether the carrying amount of the asset is recoverable using the undiscounted cash flows expected from the use and eventual disposition of the asset. If the carrying amount is determined not to be recoverable, we estimate the fair value of the asset using projections of future cash flows, operating results, discount rates and overall market conditions. Any excess of the carrying amount over the fair value is considered as an impairment of the asset. Uncertainties exist in these projections and they are subject to changes relating to factors such as interest rates and overall real estate and financial market conditions, our market capitalization and overall stock market performance. Actual market conditions and operating results may vary materially from our projections. As a result of our impairment analysis on our other intangible assets, we recorded impairment charges of $1.8 million and $1.7 million for the years ended December 31, 2015 and 2014, respectively. No impairment loss was recognized during the year ended December 31, 2013.

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

Premiums are determined in part by the values of the transactions we handle. To the extent inflation or market conditions cause increases in the prices of homes and other real estate, premium revenues are also increased. Conversely, falling home prices cause premium revenues to decline. As an overall guideline, a 5% increase in home prices results in an approximate 3.7% increase in net title premiums. Home price changes may override the seasonal nature of the title insurance business. Historically, our first quarter is the least active in terms of title insurance revenues as home buying is generally depressed during winter months. Our second and third quarters are the most active as the summer is the traditional home buying season, and while commercial transaction closings are skewed to the end of the year, individually large commercial transactions can occur any time of year.

Industry data. Published mortgage interest rates and other selected residential housing data for the years ended December 31, 2015, 2014 and 2013 follow (amounts shown for 2015 are preliminary and subject to revision). The amounts below may not relate directly to or provide accurate data for forecasting our operating revenues or order counts.
Our statements on home sales, mortgage interest rates and loan activity are based on published industry data from sources including Fannie Mae, the National Association of Realtors®, the Mortgage Bankers Association and Freddie Mac.

	2015	2014	2013
Mortgage interest rates (30-year, fixed-rate) – %
Averages for the year	3.85	4.17	3.98
First quarter	3.73	4.36	3.50
Second quarter	3.83	4.23	3.69
Third quarter	3.95	4.14	4.44
Fourth quarter	3.90	3.97	4.30
Mortgage originations – $ billions	1,673	1,301	1,866
Refinancings – % of originations	46.5	39.8	60.2
New home sales – in $ millions	0.50	0.44	0.43
Existing home sales – in $ millions	5.26	4.94	4.48
Existing home sales – median sales price in $ thousands	222.4	208.3	197.4

The real estate market remained strong in 2015 and mortgage rates remain low, although Fannie Mae is forecasting the 30-year rate to increase to around 4.2% by the end of 2016. Further, Fannie Mae expects total home sales to grow moderately by about 4.0% in 2016. It is expected the rising share of new home sales will lead to a healthy increase in single-family construction of about 17.0%, or 827,000 units.
For the three years ended December 31, 2015, mortgage interest rates (30-year, fixed-rate) have fluctuated from a monthly low of 3.41% in January 2013 to a monthly high of 4.49% in September 2013. In 2015, total mortgage originations and refinancing mortgage originations increased 28.6% and 50.2%, respectively, from 2014. During 2015, sales of new and existing homes increased 13.5% and 5.3%, respectively, from 2014. During 2014, sales of new and existing homes increased 1.9% and decreased 2.9%, respectively, from 2013.

Order counts. The following open and closed order information for 2015 and 2014 is based on more detailed reporting information that became available beginning in the fourth quarter 2014. Due to system constraints, we are unable to provide comparable data for 2013. The new reporting is more comprehensive than in prior quarters, as it now includes orders through our centralized title operations.

	2015 Opened Orders					2014 Opened Orders
	Q1	Q2	Q3	Q4	Total	Q1	Q2	Q3	Q4	Total
Commercial	14,610	12,545	11,766	11,073	49,994	11,662	13,598	14,217	12,541	52,018
Purchase	60,092	70,970	63,836	50,271	245,169	52,431	65,073	63,874	54,466	235,844
Refi	54,944	44,923	40,542	36,663	177,072	18,164	22,560	39,443	38,161	118,328
Other	6,220	5,762	5,380	3,771	21,133	3,409	3,170	8,223	6,139	20,941
Total	135,866	134,200	121,524	101,778	493,368	85,666	104,401	125,757	111,307	427,131

	2015 Closed Orders					2014 Closed Orders
	Q1	Q2	Q3	Q4	Total	Q1	Q2	Q3	Q4	Total
Commercial	10,014	8,562	8,173	8,317	35,066	8,003	8,917	8,916	8,195	34,031
Purchase	38,506	54,419	53,532	44,314	190,771	33,247	46,518	49,027	45,504	174,296
Refi	32,301	33,160	28,849	26,517	120,827	11,716	14,022	20,885	25,245	71,868
Other	4,919	5,438	4,669	3,530	18,556	2,297	2,451	6,358	4,985	16,091
Total	85,740	101,579	95,223	82,678	365,220	55,263	71,908	85,186	83,929	296,286

RESULTS OF OPERATIONS
A comparison of our consolidated results of operations for 2015 to 2014 and 2014 to 2013 follows. Factors contributing to fluctuations in results of operations are presented in the order of their monetary significance, and we have quantified, when necessary, significant changes. Results from our mortgage services and corporate segments are included in year-to-year discussions and, when relevant, are discussed separately. Our employee costs and certain other operating expenses are sensitive to inflation.
Title revenues. Revenues from direct title operations increased $88.8 million, or 11.0%, and $44.7 million, or 5.9%, in 2015 and 2014, respectively. Revenues in 2015 increased primarily due to higher refinancing and residential resale closed orders, driven by the rise in new and existing home sales, and contribution from our centralized title operations acquired in mid-2014. Revenues in 2014 increased relative to 2013 primarily due to our 2014 acquisitions and a continued shift in mix to more residential resale and commercial orders, partially offset by a decline in refinance transaction volume. International revenues (including foreign-sourced commercial revenues of $19.8 million and $25.4 million for 2015 and 2014, respectively) decreased $10.6 million, or 9.1%, in 2015 compared to 2014 and increased $3.8 million, or 3.4%, in 2014 compared to 2013. International revenues in 2015 grew on a local currency basis, however, the strengthening of the U.S. dollar, primarily against the Canadian dollar and British pound, was the principal cause of the reported net revenues decline. Total commercial revenues increased $15.8 million, or 9.3%, and $18.4 million, or 13.4%, in 2015 compared to 2014 and in 2014 compared to 2013, respectively. While year-to-year results for commercial business can fluctuate considerably due to timing of when large transactions close, our commercial operation continued to improve its position in the marketplace.

Revenues from independent agencies increased $85.3 million, or 9.4%, in 2015 compared to 2014 and decreased $140.3 million, or 13.4%, in 2014 compared to 2013. Revenues from independent agencies fluctuate based on the same general factors that influence revenues from direct title operations, although we do not specifically know our agents’ order composition. The 2015 increase in agency revenues was generally consistent with that of our direct title operations' revenues. The decrease in 2014, relative to our direct revenues, was due to the higher proportion of refinancing transactions in our independent agencies than in our direct operations and certain of our 2014 acquisitions that formerly contributed to agency revenues but are now recorded as direct revenues. Consistent with our strategy for this channel, our focus is on increasing profit margins in every state, increasing premium revenue in states where remittance rates are above 20%, and maintaining the quality of our agency network, which we believe to be the industry’s best, in order to mitigate claims risk and drive consistent future performance. While market share is important in our agency operations channel, it is not as important as margins, risk mitigation and profitability.
Title revenues by geographic location. The approximate amounts and percentages of consolidated title operating revenues for the last three years were as follows:

	Amounts ($ millions)			Percentages
	2015	2014	2013	2015	2014	2013
Texas	341	338	328	18	20	18
New York	250	238	219	13	14	12
California	142	123	146	8	7	8
International	107	118	118	6	7	7
Florida	88	73	73	5	4	4
All others	960	824	926	50	48	51
	1,888	1,714	1,810	100	100	100
Mortgage services revenues. Mortgage services revenues decreased $2.9 million, or 2.2%, in 2015 compared to 2014 and increased $29.4 million, or 28.4%, in 2014 compared to 2013. The revenue reduction in 2015 was primarily due to decreased demand within our delinquent loan servicing activities as the overall inventory of defaulted and distressed loans across the lending industry continues to fall as well as pricing pressures relating to certain contracts within those activities. The revenue increase in 2014 was driven by the acquisitions completed in mid-2014. Revenues from the acquisitions pertaining to centralized title operations are included in the mortgage services segment revenues in accordance with applicable segment accounting rules.

During 2014, we completed acquisitions of three companies that provide collateral valuation, settlement services, title and closing services and loan quality control and due diligence services. These acquisitions expanded our offerings to mortgage lenders and are meeting our expectations. However, as announced in July 2015, we are exiting the delinquent loan servicing activities within our mortgage services segment. We anticipate the orderly wind-down and final exit of these operations will occur by the end of first quarter 2016. We will continue to operate the business in a phased exit process until then. These activities were profitable in 2014, but became less so in the first half of 2015 and turned unprofitable in the second half of 2015, contributing significantly to the segment’s operating losses. We expect the wind-down of these activities to continue to negatively impact the segment's revenues and profitability in the first quarter 2016. We believe this decision, while significant to historic segment revenues, will focus our capital and resources on our business units that have the strongest future for ongoing, stable growth, including centralized title, loan origination and capital markets offerings.
Investment income. Investment income for 2015 was comparable to 2014 while investment income increased $1.3 million, or 8.5%, in 2014 compared to 2013. Income from our debt securities increased slightly (4.0%) in 2015, which was offset by the reduction in income from our short term investments, cash equivalents and equity securities as a result of lower average balances of short term and cash equivalent investments and the stock market decline. The increase in 2014 was primarily due to increases in average balances invested.
In 2015, investment and other (losses) gains – net included realized losses of $2.7 million relating to other-than-temporary impairment of investments in equity securities available-for-sale, a $1.8 million impairment of other intangible assets and $1.4 million relating to office closure costs, partially offset by realized gains of $2.4 million from the sale of debt and equity investments available-for-sale and $1.5 million from the sale of office buildings.
In 2014, investment and other gains (losses) – net included realized gains of $5.6 million from the reduction in the fair value of a contingent consideration liability, $3.8 million from the sale of a business and $1.1 million from the sale of debt and equity investments available-for-sale, partially offset by charges of $1.9 million relating to office closure costs and $1.0 million relating to the impairment of a cost-basis investment.
In 2013, investment and other (losses) gains – net included a $5.4 million non-cash charge relating to the early retirement of $37.8 million of Convertible Senior Notes (Notes), a $1.5 million loss on the sale of an equity investment and $1.0 million for the impairment of cost-basis investments offset by realized gains of $2.7 million from the sale of debt and equity investments available-for-sale, $2.3 million from non-title-related insurance policy proceeds and $1.9 million from the sale of real estate.

Retention by agencies. Amounts retained by title agencies are based on agreements between the agencies and our title underwriters. On average, amounts retained by independent agencies, as a percentage of revenues generated by them, were 81.7%, 81.5% and 81.1% in the years 2015, 2014 and 2013, respectively. The average retention percentage may vary from year-to-year due to the geographical mix of agency operations, the volume of title revenues and, in some states, laws or regulations. Due to the variety of such laws or regulations, as well as competitive factors, the average retention rate can differ significantly from state to state. In addition, a high proportion of our independent agencies are in states with retention rates greater than 80%. Consequently, we expect our average annual retention percentage to remain in the 81% - 82% range over the near to medium term.
Selected cost ratios (by segment). The following table shows employee costs and other operating expenses as a percentage of related title insurance and mortgage services operating revenues.

	Employee costs (%)			Other operating (%)
	2015	2014	2013	2015	2014	2013
Title	23.0	23.9	21.6	13.5	15.4	13.1
Mortgage services	63.3	63.5	65.0	38.0	30.3	19.5
These two categories of expenses are discussed below in terms of year-to-year monetary changes.
Employee costs. Employee costs for the combined business segments increased $33.9 million, or 5.4%, in 2015 compared to 2014 and $53.3 million, or 9.3%, in 2014 compared to 2013. As a percentage of total operating revenues, employee costs were 32.6%, 33.8% and 29.8% in 2015, 2014 and 2013, respectively. The higher employee cost ratios in 2015 and 2014 as compared to 2013 were primarily due to our acquisitions in the mortgage services segment in 2014. Our total employee count at December 31, 2015, 2014 and 2013 was approximately 6,900, 7,400 and 6,600, respectively.

In 2015, total employee count decreased by approximately 490 employees, or 6.4%. This decrease was mainly the result of our previously announced cost management program as well as reduction in force tied to volume declines, primarily in mortgage services. Mortgage services' employee count decreased by about 190 employees in 2015 as we continued to wind down our delinquent loan servicing activities. We also reduced headcount in the corporate and title segments by approximately 270 and 30 employees, respectively, in relation to our cost management program which we completed in 2015.

In 2014, total employee count increased by approximately 770 employees, or 11.7%. We experienced an increase of approximately 890 employees due to the previously described acquisitions and 370 employees related to a new service offering and contract, partially offset by subsequent reductions of approximately 120 employees at these acquired operations and reductions of approximately 370 employees at existing operations. The title segment had a net reduction of 35 employees in 2014.

In 2013, total employee count increased by approximately 350, or 5.6%, as a result of increased business activity and acquisitions.

Employee costs in the title segment increased $19.3 million, or 4.9%, and $8.9 million, or 2.3%, in 2015 and 2014, respectively, as the result of increased commissions and incentive compensation on higher revenues primarily from direct title operations. Mortgage services' employee costs increased $16.5 million, or 13.9%, and $39.9 million, or 50.3%, in 2015 and 2014, respectively, primarily due to the acquisitions and the new service offering and contract in 2014. The lower increase in mortgage services' employee costs in 2015 was due to our exiting of the delinquent loan servicing activities starting in the second half of 2015. As a percentage of operating revenues, employee costs for mortgage services were 63.3% and 63.5% in 2015 and 2014, respectively.

Other operating expenses. Other operating expenses include costs that are fixed in nature, costs that follow, to varying degrees, changes in transaction volumes and revenues and costs that fluctuate independently of revenues. Costs that are fixed in nature include attorney and professional fees, third-party outsourcing provider fees, equipment rental, insurance, rent and other occupancy expenses, repairs and maintenance, technology costs, telephone and title plant expenses. Costs that follow, to varying degrees, changes in transaction volumes and revenues include fee attorney splits, bad debt expenses, certain mortgage services expenses, copy supplies, delivery fees, outside search fees, postage, premium taxes and title plant maintenance expenses. Costs that fluctuate independently of revenues include general supplies, litigation defense, business promotion and marketing and travel.

Other operating expenses for the combined business segments increased $34.7 million, or 10.0%, and $67.0 million, or 23.9%, in 2015 and 2014, respectively. As a percentage of total operating revenues, other operating costs were 18.9%, 18.8% and 14.6% in 2015, 2014 and 2013, respectively. In 2015, other operating expenses included approximately $6.0 million for litigation-related accruals and $19.5 million of aggregate costs related to our cost management program (consisting of consulting and third party service provider transition costs), costs associated with a shareholder settlement announced in the first quarter 2015, and CFPB integrated disclosure preparations. In 2014, other operating expenses included an aggregate of $18.3 million for litigation-related accruals and approximately $11.6 million related to costs incurred for acquisition integration, the cost management program and a shareholder settlement announced in the first quarter 2014. Excluding the impact of these non-operating charges, other operating expenses as a percentage of total operating revenues would have been 17.7% and 17.2% in 2015 and 2014, respectively.

In 2015, excluding the costs listed above, costs fixed in nature increased $10.1 million, or 7.4%, primarily due to $10.8 million of additional professional and consulting fees and third-party outsourcing provider fees. Costs that follow, to varying degrees, changes in transaction volumes and revenues increased $29.6 million, or 23.3%, mainly due to increases in mortgage services expenses resulting from increased mortgage service revenues during the first through third quarters of 2015 and fee attorney splits driven by increased title revenues. Excluding the non-operating litigation-related costs, costs that fluctuate independently of revenues in 2015 were comparable to 2014.

In 2014, excluding the nonrecurring costs above, costs fixed in nature increased $14.7 million, or 12.1%, primarily due to $16.9 million of fixed other operating costs of the mid-year acquisitions partially offset by $2.2 million of decreased costs incurred by existing operations. These acquisition-related increases were primarily due to increased technology costs, rent and other occupancy expenses. Costs that follow, to varying degrees, changes in transaction volumes and revenues increased $21.9 million, or 21.8%, in 2014, primarily due to increases in mortgage services expenses (resulting from increased mortgage service revenues related to the acquisitions) and fee attorney splits. Lastly, costs that fluctuate independently of revenues decreased $0.3 million, or less than 1%.
Title losses. Provisions for title losses, as a percentage of title operating revenues, were 5.6%, 4.7% and 5.9% in 2015, 2014 and 2013, respectively, including adjustments to certain large claims and escrow losses. The title loss ratio in any given year can be significantly influenced by new large claims incurred as well as adjustments to reserves for existing large claims. We continue to manage and resolve large claims prudently and in keeping with our commitments to our policyholders.
For the year ended December 31, 2015, we recorded $22.1 million of increases to existing large losses relating to prior policy years, partially offset by a $17.5 million policy loss reserve reduction relating to non-large policy losses as a result of favorable loss development experience. For the year ended December 31, 2015, title losses increased $25.0 million, or 30.7%, when compared to the same period in 2014.
For the year ended December 31, 2014, we recorded a reduction of $14.8 million to our policy loss provision due to a bond claim which resulted in a partial recovery on a large claim recorded in the prior years. We also recorded a reduction of $6.5 million during 2014 relating to non-large incurred losses. In 2014, title losses decreased $25.0 million, or 23.5%, when compared to the same period in 2013.
For the year ended December 31, 2013, title losses decreased $33.7 million, or 24.1%, in connection with the 3.8% increase in the title operating revenues when compared to the same period in 2012. We recorded policy loss reserve reductions relating to non-large losses on prior policy years aggregating approximately $22.1 million. However, these reductions were partially offset by increases in reserves relating to new and existing large losses aggregating approximately $19.3 million.

Excluding the impact of the reserve reductions and large losses (net of recoveries), title losses as a percent of title operating revenues were 5.4%, 5.6% and 6.0% in 2015, 2014 and 2013, respectively. Cash claim payments in 2015 increased 42.6%, mainly due to a $22.5 million payment for a large, previously reserved, claim, as compared with the 25.1% decrease in cash claim payments in 2014, primarily due to the partial recovery of $14.8 million for the large claim described above.

Our liability for estimated title losses as of December 31, 2015 and 2014 comprises both known claims and our estimate of claims that may be reported in the future (IBNR). Known claims reserves are reserves related to actual losses reported to us. Our reserve for known claims comprises both claims related to title insurance policies as well as losses arising from escrow, closing and funding operations due to fraud or error (which are recognized as expense when discovered). The amount of the reserve represents the aggregate, non-discounted future payments (net of recoveries) that we expect to incur on policy and escrow losses and in costs to settle claims.

Total title policy loss reserve balances:

	December 31, 2015	December 31, 2014
	($000 omitted)
Known claims	83.2	111.7
IBNR	379.4	383.7

Total estimated title losses	462.6	495.4

Title claims are generally incurred three to five years after policy issuance and the timing of payments on these claims can significantly impact the balance of known claims, since in many cases claims may be open for several years before resolution and payment occur. As a result, the estimate of ultimate amount to be paid on any claim may be modified over that time period.

Due to the inherent uncertainty in predicting future title policy losses, significant judgment is required by our management and our third party actuaries in estimating reserves. As a consequence, our ultimate liability may be materially greater or less than current reserves and/or our third party actuary’s calculated estimates. As of December 31, 2015 and 2014, our reserve balance was above the actuarial midpoint of total estimated policy loss reserves.

Impairment of goodwill. During the year ended December 31, 2015, we recorded a non-cash impairment charge of $35.7 million on the goodwill of our mortgage services segment. The impairment charge was triggered by the segment's continued losses and reduced revenue and margin outlook, driven primarily by falling demand and contract pricing pressures related to our delinquent loan servicing activities. We are exiting these activities by the end of first quarter 2016. No such impairment was recorded during the years ended December 31, 2014 and 2013. Refer to our foregoing discussion of Goodwill and other long-lived assets under Critical Accounting Estimates for details of our impairment analysis.

Depreciation and amortization. Depreciation and amortization expense increased $6.1 million, or 25.1%, in 2015 compared to 2014. The increase in 2015 was driven by $1.5 million of accelerated amortization of assets used in the delinquent loan servicing activities that we are exiting. In addition, approximately $2.7 million of amortization expense relating to 2014 acquired intangible assets of the mortgage services segment and $1.5 million of amortization expense relating to an underwriter production system placed into service in July 2014 contributed to the increase during 2015.

Depreciation and amortization expense increased $6.3 million, or 35.2%, in 2014 compared to 2013. The increase is primarily due to $3.3 million of amortization expense on acquired intangible assets of the mortgage services segment, $1.6 million of amortization expense relating to an underwriter production system placed into service in the second half of 2014 and $0.7 million of additional depreciation expense on the fixed assets of the acquisitions.
Income taxes. Our effective tax rates were (1,019.4)%, 31.2% and 31.1% for 2015, 2014 and 2013, respectively, based on (loss) income before taxes, after deducting noncontrolling interests, of $(0.6) million, $43.3 million and $91.5 million in 2015, 2014 and 2013, respectively. Our 2015 effective tax rate resulted principally from the $35.7 million goodwill impairment recorded during the year, of which $20.3 million was not subject to tax benefits, combined with the effects of a small pretax loss for the year.
During 2014 and 2013, we released $5.0 million and $6.6 million, respectively, of our deferred tax assets valuation allowance relating to foreign tax credit carryforwards. As of December 31, 2015, our remaining valuation allowance relating principally to certain state and foreign net operating loss carryforwards was $2.2 million. The Company believes it is more-likely-than-not it will be able to utilize its net deferred tax assets.

Contractual obligations. Our material contractual obligations at December 31, 2015 were:

	Payments due by period ($ millions)
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Credit facility	—	—	98.0	—	98.0
Other notes payable	2.5	1.7	0.2	—	4.4
Operating leases	45.1	68.5	35.1	18.3	167.0
Estimated title losses	92.5	166.5	83.3	120.3	462.6
	140.1	236.7	216.6	138.6	732.0

Material contractual obligations consist primarily of amounts drawn on our line of credit facility which expires October 2019, other notes payable, operating leases and estimated title losses. The timing above for payments of notes payable is based upon contractually stated payment terms of each debt agreement. Operating leases are primarily for office space and expire over the next ten years. The timing shown above for the payments of estimated title losses is not set by contract. Rather, it is projected based on historical payment patterns. The actual timing of estimated title loss payments may vary materially from the above projection since claims, by their nature, are complex and paid over long periods of time. Title losses paid were $123.6 million, $86.7 million and $115.7 million in 2015, 2014 and 2013, respectively

LIQUIDITY AND CAPITAL RESOURCES
Our liquidity and capital resources reflect our ability to generate cash flow to meet our obligations to shareholders, customers (payments to satisfy claims on title policies), vendors, employees, lenders and others. As of December 31, 2015, our cash and investments, including amounts reserved pursuant to statutory requirements, aggregated $798.6 million ($298.1 million net of statutory reserves). Of our total cash and investments at December 31, 2015, $601.0 million was held in the United States and the rest internationally, principally in Canada.
Cash held at the parent company totaled $0.8 million at December 31, 2015. As a holding company, the parent company is funded principally by cash from its subsidiaries in the form of dividends, operating and other administrative expense reimbursements, and pursuant to intercompany tax sharing agreements. The expense reimbursements are paid in accordance with management agreements, approved by the Texas Department of Insurance (TDI), among the parent company, the underwriter and its subsidiaries. In addition to funding operating expenses, cash held at the parent company is used for dividend payments to common shareholders and our stock repurchase program. To the extent such uses exceed cash available, the parent company is dependent on distributions from its regulated title insurance underwriter, Stewart Title Guaranty Company (Guaranty).

A substantial majority of our consolidated cash and investments as of December 31, 2015 was held by Guaranty and its subsidiaries. The use and investment of these funds, dividends to the parent company, and cash transfers between Guaranty and its subsidiaries and the parent company are subject to certain legal and regulatory restrictions. In general, Guaranty may use its cash and investments in excess of its legally-mandated statutory premium reserve (established in accordance with requirements under Texas law) to fund its insurance operations, including claims payments. Guaranty may also, subject to certain limitations, provide funds to its subsidiaries (whose operations consist principally of field title offices and entities comprising the mortgage services segment) for their operating and debt service needs.

All of our international operations are conducted by Guaranty or its subsidiaries. Cash and investments held by our international operations are also subject to regulatory minimums, and thus the distribution of those funds to Guaranty is limited.
We maintain investments in accordance with certain statutory requirements in the states of domicile of our underwriters for the funding of statutory premium reserves. Statutory premium reserves, which approximated $483.3 million and $438.5 million at December 31, 2015 and 2014, respectively, are required to be fully funded and invested in high-quality securities and short-term investments. In addition, included within cash and cash equivalents are statutory reserve funds of approximately $17.2 million and $57.4 million at December 31, 2015 and 2014, respectively. These cash statutory reserve funds are not restricted or segregated in depository accounts. If the Company fails to maintain minimum investments or cash and cash equivalents to meet statutory requirements, the Company may be subject to fines or other penalties, including potential revocation of its business license. As of December 31, 2015, our known claims reserve totaled $83.2 million and our statutory estimate of claims that may be reported in the future totaled $379.4 million. In addition to this, we had cash and investments (excluding equity method investments) of $160.2 million which are available for underwriter operations, including claims payments.

The ability of Guaranty to pay dividends to its parent is governed by Texas insurance law. The TDI must be notified of any dividend declared, and any dividend in excess of a statutory maximum (20% of surplus, which approximated $100.4 million as of December 31, 2015) would be by regulation considered extraordinary and subject to preapproval by the Department. Also, the Texas Insurance Commissioner may raise an objection to a planned distribution during the notification period. However, Guaranty’s actual ability or intent to pay dividends to its parent may be constrained by business and regulatory considerations, such as the impact of dividends on surplus and the liquidity ratio, which could affect its ratings and competitive position, the amount of insurance it can write and its ability to pay future dividends. As of December 31, 2015, our statutory liquidity ratio for our principal underwriter was 1.03 to 1. Our internal objective is to achieve and maintain a ratio of at least 1:1, as we believe that ratio is crucial from both a ratings agency and competitive perspective. On an ongoing basis, this ratio will largely guide our decisions as to frequency and magnitude of dividends from the underwriter to the parent company. Further, depending on business and regulatory conditions, we may in the future need to retain cash in Guaranty or even raise cash in the capital markets to contribute to it in order to maintain its ratings or statutory capital position. Such a requirement could be the result of investment losses, reserve charges, adverse operating conditions in the current economic environment or changes in interpretation of statutory accounting requirements by regulators. Guaranty paid $15.0 million and $25.0 million in dividends to its parent in 2015 and 2014, respectively.

As the parent company conducts no operations apart from its wholly-owned subsidiaries, the discussion below focuses on consolidated cash flows.

	2015	2014	2013
	($ millions)
Net cash provided by operating activities	80.5	64.0	87.2
Net cash used by investing activities	(68.8)	(78.6)	(78.4)
Net cash provided (used) by financing activities	(25.6)	26.0	(18.2)
Operating activities
Our principal sources of cash from operations are premiums on title policies and revenue from title service-related transactions and mortgage services. Our independent agencies remit cash to us net of their contractual retention. Our principal cash expenditures for operations are employee costs, operating costs and title claims payments.

Cash provided by operations in 2015 was $80.5 million, an increase of $16.5 million from $64.0 million provided by operations in 2014. This increase was primarily the result of the increase in net income when adjusted for non-cash charges compared to 2014, collections on accounts receivable and lower payments of liabilities relative to the prior period. The decrease in cash provided by operations in 2014 was primarily due to the decline in net income in 2014 compared with 2013.

Although our business is labor intensive, we are focused on a cost-effective, scalable business model which includes utilization of technology, centralized back and middle office functions and business process outsourcing. Our approach allows us to adjust more easily to seasonal and cyclical fluctuations in transaction volumes. As of December 31, 2015, we have completed the cost management program announced in 2014 and have achieved our revised target of $30.0 million of annualized savings, exceeding our original goal of $25.0 million.

Cash payments on title claims in 2015, 2014 and 2013 were $123.6 million, $86.7 million and $115.7 million, respectively. The increase in cash claims payments for 2015 was primarily the result of a $22.5 million payment to fully resolve a large prior policy year claim. Claim payments made, net of insurance recoveries, during 2015, 2014 and 2013 include $48.4 million, $5.4 million and $23.2 million, respectively, on large title claims.
Investing activities
Cash used by investing activities was primarily driven by purchases of investments, capital expenditures and acquisition of subsidiaries, offset by proceeds from matured and sold available-for-sale investments. Total proceeds from available-for-sale investments matured and sold amounted to $111.5 million, $106.6 million and $93.8 million in 2015, 2014 and 2013, respectively. We used cash for the purchases of available-for-sale investments in the amounts of $147.7 million, $147.4 million and $148.5 million in 2015, 2014 and 2013, respectively. Cash (used) provided by net (purchases) sale of short-term investments amounted to $(14.7) million, $13.3 million and $(1.3) million in 2015, 2014 and 2013, respectively.

Capital expenditures were $19.7 million, $17.5 million, and $12.5 million in 2015, 2014 and 2013, respectively. We maintain investment in capital expenditures at a level that enables us to implement technologies for increasing our operational and back-office efficiencies and paid cash for acquisitions of $4.0 million, $40.0 million and $14.9 million in 2015, 2014 and 2013, respectively.
Financing activities and capital resources
Total debt and stockholders’ equity were $102.4 million and $637.1 million, respectively, as of December 31, 2015. In 2015 and 2014, we repaid $22.5 million and $63.8 million, respectively, of debt in accordance with the underlying terms of the debt instruments.

In October 2014, we exchanged the remaining $27.2 million of our Notes, at maturity, for an aggregate of 2,111,017 shares of Common Stock. In October 2014, we replaced our $75.0 million unsecured line of credit with a $125.0 million unsecured line of credit, which expires October 2019. Amounts outstanding under this line of credit at December 31, 2015 were $98.0 million and were used principally to fund acquisitions and related working capital needs, as well as to strengthen the statutory liquidity of Guaranty and to partially fund the 2014 and 2015 stock repurchases. In February 2016, we entered into an amendment agreement, effective December 31, 2015, relating to our unsecured line of credit. The amendment primarily provided revisions to the limitations on restricted payments, as stipulated in the original line of credit agreement, provided for an exclusion from the calculation of EBITDA (as defined in the credit agreement) of the non-cash goodwill impairment charge in the third quarter 2015 and increased the permitted capital expenditures for any calendar year from $20.0 million to $25.0 million. Refer to Note 10 to the consolidated financial statement for details of the amendment.
During the second and third quarters of 2015, the Board of Directors declared quarterly cash dividends of $0.25 per share to Common stockholders. On November 16, 2015, the Board of Directors announced a 20% increase, to $1.20 per share, in the Company's annual cash dividend payable to Common stockholders and declared a quarterly dividend of $0.30 per share which was paid in December 2015. During 2014, the Board of Directors declared an annual cash dividend of $0.10 per Common share. Total dividends paid in 2015 and 2014 were approximately $18.0 million and $2.3 million, respectively.

During 2015 and 2014, we acquired approximately 762,000 and 685,000 shares, respectively, of our Common Stock for an aggregate purchase price of approximately $28.0 million and $22.0 million, respectively, pursuant to the previously announced $70 million stock repurchase program announced in the first quarter 2014. Including the dividends paid in 2015, we substantially completed $70 million of capital return to shareholders as of December 31, 2015.

In November 2015, we announced a new stock repurchase program which may return up to $50.0 million to stockholders over a three-year period. Under the stock repurchase program, we have the ability to purchase shares of our outstanding Common Stock in both open market and privately negotiated transactions as we deem appropriate. The timing, form and amount of share repurchases under the program will depend on a variety of factors, including market conditions, share price, our capital and liquidity position relative to internal and rating agency targets, legal requirements, including approval of the release of cash from the regulated underwriter by the insurance regulators and corporate and other considerations.

Effect of changes in foreign currency rates
The effect of changes in foreign currency rates on the consolidated statements of cash flows was a net decrease in cash and cash equivalents of $7.7 million, $5.2 million and $4.9 million in 2015, 2014 and 2013, respectively. Our principal foreign operating unit is in Canada, and, on average, the value of the Canadian dollar relative to the U.S. dollar decreased during 2015.
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

Other-than-temporary impairments of investments. We recorded other-than-temporary impairments on cost-basis investments of approximately $0.6 million, $1.0 million and $1.0 million in 2015, 2014 and 2013, respectively. Additionally, during 2015, we recognized a $2.7 million other-than-temporary impairment on certain equity securities available-for-sale.

Other comprehensive (loss) income. Unrealized gains and losses on investments and changes in foreign currency exchange rates are reported net of deferred taxes in accumulated other comprehensive (loss) income, a component of stockholders’ equity, until realized. In 2015, net unrealized investment losses of $5.4 million, which increased our other comprehensive loss, were primarily related to temporary decreases in fair values of corporate and government bond investments and equity securities, partially offset by the increase in fair values of municipal bond investments. Changes in foreign currency exchange rates, primarily related to our Canadian operations, increased other comprehensive loss by $11.1 million, net of taxes, in 2015.

In 2014, net unrealized investment gains of $9.2 million, which increased our other comprehensive income, were primarily related to increases in fair values of corporate, municipal and government bond investments, partially offset by temporary decreases in fair values of equity securities and deferred taxes. Changes in foreign currency exchange rates, primarily related to our Canadian operations, decreased other comprehensive income by $7.6 million, net of taxes, in 2014.

In 2013, net unrealized investment losses of $8.9 million, which increased our other comprehensive loss, were primarily related to temporary decreases in fair values of corporate, municipal and government bond investments, partially offset by increases in fair values of equity securities and deferred taxes. Changes in foreign currency exchange rates, primarily related to our Canadian operations, increased other comprehensive loss by $6.8 million, net of taxes, in 2013.

Off-balance sheet arrangements. We do not have any material source of liquidity or financing that involves off-balance sheet arrangements, other than our contractual obligations under operating leases. We also routinely hold funds in segregated escrow accounts pending the closing of real estate transactions and have qualified intermediaries in tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code. The Company holds the proceeds from these transactions until a qualifying exchange can occur. In accordance with industry practice, these segregated accounts are not included on the balance sheet. See Note 17 to our audited consolidated financial statements included in Item 15 of Part IV of this report.

Forward-looking statements. Certain statements in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to future, not past, events and often address our expected future business and financial performance. These statements often contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “will,” “foresee” or other similar words. Forward-looking statements by their nature are subject to various risks and uncertainties that could cause our actual results to be materially different than those expressed in the forward-looking statements. These risks and uncertainties include, among other things, challenging economic conditions; adverse changes in the level of real estate activity; changes in mortgage interest rates, existing and new home sales, and availability of mortgage financing; our ability to respond to and implement technology changes, including the completion of the implementation of our enterprise systems; the impact of unanticipated title losses or the need to strengthen our policy loss reserves; any effect of title losses on our cash flows and financial condition; our exit of the delinquent loan servicing business lines and the wind down of these operations; the impact of vetting our agency operations for quality and profitability; changes to the participants in the secondary mortgage market and the rate of refinancing that affects the demand for title insurance products; regulatory non-compliance, fraud or defalcations by our title insurance agencies or employees; our ability to timely and cost-effectively respond to significant industry changes and introduce new products and services; the outcome of pending litigation; the impact of changes in governmental and insurance regulations, including any future reductions in the pricing of title insurance products and services; our dependence on our operating subsidiaries as a source of cash flow; the continued realization of expense savings from our cost management program; our ability to successfully integrate acquired businesses; our ability to access the equity and debt financing markets when and if needed; our ability to grow our international operations; and our ability to respond to the actions of our competitors. We expressly disclaim any obligation to update any forward-looking statements contained in this report to reflect events or circumstances that may arise after the date hereof, except as may be required by applicable law.

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
Our only material market risk in investments in financial instruments is our debt securities portfolio. We invest primarily in municipal, corporate, foreign and U.S. Government debt securities. We do not invest in financial instruments of a derivative or hedging nature.
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
Investments in debt securities at December 31, 2015 mature, according to their contractual terms, as follows (actual maturities may differ because of call or prepayment rights):

	Amortized costs	Fair values
	($ thousands)
In one year or less	27,118	27,256
After one year through two years	54,038	54,947
After two years through three years	47,715	48,672
After three years through four years	44,902	45,680
After four years through five years	79,842	81,543
After five years	284,272	290,498
	537,887	548,596

We believe our investment portfolio is diversified and do not expect any material loss to result from the failure to perform by issuers of the debt securities we hold. Our investments are not collateralized. Foreign debt securities primarily include Canadian government and corporate bonds with aggregate fair values of $124.1 million and $135.8 million as of December 31, 2015 and 2014, respectively. Also included in foreign debt securities are United Kingdom treasury bonds at fair values of $23.1 million and $27.3 million as of December 31, 2015 and 2014, respectively.
Based on our foreign debt securities portfolio and foreign currency exchange rates at December 31, 2015, a 100 basis-point increase (decrease) in foreign currency exchange rates would result in an increase (decrease) of approximately $1.5 million, or 1.0%, in the fair value of our foreign debt securities portfolio. We do not currently employ hedging strategies with respect to foreign currency risk as we do not consider this risk material to the Company. In addition, our international businesses conduct substantially all of their operations in their respective local currencies. Changes in foreign currency exchange rates may affect the fair value of the debt securities portfolio and may result in unrealized gains or losses. Gains or losses would only be realized upon the sale of the investments. Any other-than-temporary declines in fair values of securities are charged to operations.
Based on our debt securities portfolio and interest rates at December 31, 2015, a 100 basis-point increase (decrease) in interest rates would result in a decrease (increase) of approximately $25.7 million, or 4.7%, in the fair value of our portfolio. Changes in interest rates may affect the fair value of the debt securities portfolio and may result in unrealized gains or losses. Gains or losses would only be realized upon the sale of the investments. Any other-than-temporary declines in fair values of securities are charged to operations.

Item 8. Financial Statements and Supplementary Data
The information required to be provided in this item is included in our audited consolidated financial statements, including the Notes thereto, attached hereto as pages F-1 to F-29, and such information is incorporated in this report by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Our principal executive officer and principal financial officer are responsible for establishing and maintaining disclosure controls and procedures. They evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2015 and have concluded that, as of such date, our disclosure controls and procedures are adequate and effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) and 15d-15(f)). Our internal control over financial reporting is a process, under the supervision of our principal executive officer and principal financial officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this assessment, management believes that, as of December 31, 2015, our internal control over financial reporting is effective based on those criteria.

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
There has been no change in our internal control over financial reporting during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As a result, no corrective actions were required or undertaken.

Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Information regarding our directors and management team will be included in our proxy statement for our 2016 Annual Meeting of Stockholders (Proxy Statement), to be filed within 120 days after December 31, 2015, and is incorporated in this report by reference.
Our Board of Directors and Management Team as of February 26, 2016 are:

Board of Directors:
Thomas G. Apel	Chairman of the Board of the Company and CEO of VLN, Inc.
Arnaud Ajdler	Managing Partner of Engine Capital LP
James Chadwick	Director, Ancora Advisors LLC
Glenn C. Christenson	Managing Director of Velstand Investments, LLC
Robert L. Clarke	Of Counsel, Bracewell LLP
Frank Keating	Senior Partner, Holland and Knight
Laurie C. Moore	Founder and former CEO (retired), The Institute for Luxury Home Marketing
Malcolm S. Morris	Vice Chairman of the Board
Stewart Morris, Jr.	Vice Chairman of the Board

Management Team:
Matthew W. Morris	Chief Executive Officer
J. Allen Berryman	Chief Financial Officer, Secretary, Treasurer and Principal Financial Officer
Jay Milligan	Chief Enterprise Sales Officer
John L. Killea	Chief Legal Officer
John A. Arcidiacono	Chief Marketing Officer
Brad Rable	Chief Information Officer
Susan C. McLauchlan	Chief Human Resources Officer
Steven M. Lessack	Group President, International Operations
David A. Fauth	Group President, Centralized Operations
Glenn H. Clements	Group President, Direct Operations
Patrick Beall	Group President, Agency Operations
Jason Nadeau	Group President, Mortgage and Title Services
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
Brian K. Glaze, Controller and Principal Accounting Officer

Date: February 26, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on our behalf on February 26, 2016 by the following Directors:

/s/ Thomas G. Apel	/s/ Glenn C. Christenson	/s/ Laurie C. Moore
(Thomas G. Apel)	(Glenn C. Christenson)	(Laurie C. Moore)

/s/ Arnaud Ajdler	/s/ Robert L. Clarke	/s/ Malcolm S. Morris
(Arnaud Ajdler)	(Robert L. Clarke)	(Malcolm S. Morris)

/s/ James Chadwick	/s/ Frank Keating	/s/ Stewart Morris, Jr.
(James Chadwick)	(Frank Keating)	(Stewart Morris, Jr.)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Stewart Information Services Corporation:

We have audited Stewart Information Services Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Stewart Information Services Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A. Controls and Procedures. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Stewart Information Services Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Stewart Information Services Corporation and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive (loss) income, cash flows, and equity for each of the years in the three‑year period ended December 31, 2015, and the financial statement schedules as listed in the accompanying index, and our report dated February 26, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Houston, Texas
February 26, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Stewart Information Services Corporation:

We have audited the accompanying consolidated balance sheets of Stewart Information Services Corporation and subsidiaries (“the Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive (loss) income, cash flows, and equity for each of the years in the three‑year period ended December 31, 2015. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Stewart Information Services Corporation and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Stewart Information Services Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Houston, Texas
February 26, 2016

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

	For the Years Ended December 31,
	2015	2014	2013
	($000 omitted, except per share)
Revenues
Title insurance:
Direct operations	897,118	808,327	763,649
Agency operations	991,332	906,062	1,046,378
Mortgage services	129,954	132,891	103,527
Investment income	16,850	16,806	15,492
Investment and other (losses) gains – net	(1,369)	6,744	(1,066)
	2,033,885	1,870,830	1,927,980
Expenses
Amounts retained by agencies	809,564	738,649	848,437
Employee costs	658,266	624,326	571,026
Other operating expenses	381,954	347,276	280,258
Title losses and related claims	106,265	81,305	106,318
Impairment of goodwill	35,749	—	—
Depreciation and amortization	30,298	24,226	17,920
Interest	2,096	3,236	2,956
	2,024,192	1,819,018	1,826,915
Income before taxes and noncontrolling interests	9,693	51,812	101,065
Income tax expense	5,650	13,503	28,481
Net income	4,043	38,309	72,584
Less net income attributable to noncontrolling interests	10,247	8,556	9,558
Net (loss) income attributable to Stewart	(6,204)	29,753	63,026

Net income	4,043	38,309	72,584
Other comprehensive (loss) income, net of taxes:
Foreign currency translation	(11,145)	(7,565)	(6,819)
Change in unrealized gains (losses) on investments	(3,741)	9,793	(7,282)
Reclassification of adjustment for net gains included in net (loss) income	(1,626)	(555)	(1,601)
Other comprehensive (loss) income, net of taxes	(16,512)	1,673	(15,702)
Comprehensive (loss) income	(12,469)	39,982	56,882
Less comprehensive income attributable to noncontrolling interests	10,247	8,556	9,558
Comprehensive (loss) income attributable to Stewart	(22,716)	31,426	47,324

Basic average shares outstanding (000)	23,544	22,778	22,096
Basic (loss) earnings per share attributable to Stewart	(0.26)	1.31	2.85
Diluted average shares outstanding (000)	23,544	24,710	24,741
Diluted (loss) earnings per share attributable to Stewart	(0.26)	1.24	2.60
See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2015	2014
	($000 omitted)
Assets
Cash and cash equivalents	179,067	200,558
Short-term investments	39,707	25,042
Investments in debt and equity securities available-for-sale, at fair value:
Statutory reserve funds	483,312	438,511
Other	96,537	141,592
	579,849	580,103
Receivables:
Notes	3,744	4,031
Premiums from agencies	36,393	42,929
Income taxes	1,914	253
Trade and other	49,453	60,654
Allowance for uncollectible amounts	(9,833)	(9,193)
	81,671	98,674
Property and equipment, at cost:
Land	3,991	5,524
Buildings	22,898	26,399
Furniture and equipment	214,350	215,344
Accumulated depreciation	(169,870)	(171,914)
	71,369	75,353
Title plants, at cost	75,743	76,779
Real estate, at lower of cost or net realizable value	570	600
Investments in investees, on an equity method basis	9,628	9,880
Goodwill	217,722	251,868
Intangible assets, net of amortization	18,075	26,311
Deferred tax assets	4,949	800
Other assets	43,237	46,510
	1,321,587	1,392,478
Liabilities
Notes payable	102,399	71,180
Accounts payable and accrued liabilities	118,082	111,965
Estimated title losses	462,622	495,395
Deferred tax liabilities	1,356	13,485
	684,459	692,025
Contingent liabilities and commitments
Stockholders’ equity
Common Stock – $1 par, authorized 50,000,000; issued 22,643,255 and 23,307,909; outstanding 22,291,094 and 22,955,748, respectively	22,643	23,308
Class B Common Stock – $1 par, authorized 1,500,000; issued and outstanding 1,050,012 for 2015 and 2014	1,050	1,050
Additional paid-in capital	156,692	179,205
Retained earnings	455,519	479,733
Accumulated other comprehensive (loss) income:
Foreign currency translation adjustments	(13,360)	(2,215)
Net unrealized gains on investments available-for-sale	9,403	14,770
Treasury stock – 352,161 common shares, at cost, for 2015 and 2014	(2,666)	(2,666)
Total stockholders’ equity attributable to Stewart	629,281	693,185
Noncontrolling interests	7,847	7,268
Total stockholders’ equity	637,128	700,453
	1,321,587	1,392,478
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2015	2014	2013
	($000 omitted)
Reconciliation of net income to cash provided by operating activities:
Net income	4,043	38,309	72,584
Add (deduct):
Depreciation and amortization	30,298	24,226	17,920
Provision for bad debt	3,023	1,371	2,170
Investment and other (gains) losses – net	1,369	(6,744)	1,066
Payments for title losses in excess of provisions	(17,154)	(18,803)	(11,280)
Insurance recoveries of title losses	213	17,181	1,914
Impairment of goodwill	35,749	—	—
Decrease (increase) in receivables – net	13,267	9,397	(5,796)
Decrease (increase) in other assets – net	3,073	(1,878)	(1,467)
Increase (decrease) in payables and accrued liabilities – net	2,088	(6,854)	(8,100)
Decrease (increase) in net deferred income taxes	(5,800)	3,176	16,260
Net income from equity investees	(3,579)	(3,442)	(4,137)
Dividends received from equity investees	3,811	3,582	4,766
Stock based compensation expense	4,445	4,020	1,006
Other – net	5,668	448	281
Cash provided by operating activities	80,514	63,989	87,187
Investing activities:
Proceeds from investments available-for-sale sold	69,280	58,132	81,999
Proceeds from investments available-for-sale matured	42,195	48,427	11,849
Purchases of investments available-for-sale	(147,697)	(147,372)	(148,512)
Net (purchases) sales of short-term investments	(14,664)	13,294	(1,311)
Purchases of property and equipment, title plants and real estate – net	(19,658)	(19,537)	(17,282)
Proceeds from the sale of land, buildings, and furniture and equipment	4,214	1,415	2,168
Increases in notes receivable	(915)	(307)	(1,002)
Collections on notes receivable	1,302	386	2,666
Cash paid for acquisition of subsidiaries and other – net	(3,958)	(39,990)	(14,921)
Proceeds from the sale of equity investees and other assets	—	15	3,090
Proceeds from the sale of real estate	—	2,105	—
Other – net	1,110	4,875	2,893
Cash used by investing activities	(68,791)	(78,557)	(78,363)
Financing activities:
Proceeds from notes payable	52,651	120,273	11,146
Payments on notes payable	(22,494)	(60,838)	(12,199)
Purchase of remaining interest of consolidated subsidiaries	(209)	(20)	(5,051)
Cash dividends paid	(18,010)	(2,334)	(2,159)
Subsidiary dividends paid to noncontrolling interests	(9,706)	(8,986)	(9,239)
Repurchases of Common Stock	(27,950)	(22,048)	—
Cash payments for settlement of debt	—	—	(742)
Other—net	168	(21)	48
Cash (used) provided by financing activities	(25,550)	26,026	(18,196)
Effects of changes in foreign currency exchange rates	(7,664)	(5,189)	(4,877)
(Decrease) increase in cash and cash equivalents	(21,491)	6,269	(14,249)
Cash and cash equivalents at beginning of year	200,558	194,289	208,538
Cash and cash equivalents at end of year	179,067	200,558	194,289

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2015	2014	2013
	($000 omitted)
Supplemental information:
Retirement of Convertible Senior Notes with issuance of Common Stock	—	27,190	37,810
Changes in financial statement amounts due to purchase of subsidiaries:
Goodwill acquired	7,220	21,440	10,883
Receivables and other assets acquired	38	12,620	6,918
Intangible assets	—	21,110	8,519
Liabilities acquired	(3,300)	(15,180)	(11,399)
Cash paid for acquisitions of subsidiaries and other – net	3,958	39,990	14,921
Assets purchased through capital lease obligations	1,062	2,003	4,769
Income taxes – net paid (refunded)	14,982	(106)	18,032
Interest paid	1,873	2,616	2,202
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF EQUITY

	Common and Class B Common Stock ($1 par value)	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained Earnings	Treasury stock	Noncontrolling interests	Total
	($000 omitted)
Balances at January 1, 2013	19,756	133,685	26,584	391,447	(2,666)	11,566	580,372
Net income attributable to Stewart	—	—	—	63,026	—	—	63,026
Cash dividends on Common Stock ($0.10 per share)	—	—	—	(2,159)	—	—	(2,159)
Stock bonuses and other (including tax effects)	1	900	—	—	—	—	901
Exercise of stock options	2	57	—	—	—	—	59
Conversion of Convertible Senior Notes for Common Stock	3,094	38,715	—	—	—	—	41,809
Purchase of remaining interest of consolidated subsidiary	—	(1,442)	—	—	—	—	(1,442)
Net change in unrealized gains and losses on investments (net of tax)	—	—	(7,282)	—	—	—	(7,282)
Net realized gain reclassification (net of tax)	—	—	(1,601)	—	—	—	(1,601)
Foreign currency translation (net of tax)	—	—	(6,819)	—	—	—	(6,819)
Net income attributable to noncontrolling interests	—	—	—	—	—	9,558	9,558
Subsidiary dividends paid to noncontrolling interests	—	—	—	—	—	(9,239)	(9,239)
Net effect of changes in ownership and other	—	—	—	—	—	(4,094)	(4,094)
Balances at December 31, 2013	22,853	171,915	10,882	452,314	(2,666)	7,791	663,089
Net income attributable to Stewart	—	—	—	29,753	—	—	29,753
Cash dividends on Common Stock ($0.10 per share)	—	—	—	(2,334)	—	—	(2,334)
Stock bonuses and other (including tax effects)	77	3,839	—	—	—	—	3,916
Exercise of stock options	2	56	—	—	—	—	58
Stock repurchases	(685)	(21,363)	—	—	—	—	(22,048)
Conversion of Convertible Senior Notes for Common Stock	2,111	25,079	—	—	—	—	27,190
Purchase of remaining interest of consolidated subsidiary	—	(321)	—	—	—	—	(321)
Net change in unrealized gains and losses on investments (net of tax)	—	—	9,793	—	—	—	9,793
Net realized gain reclassification (net of tax)	—	—	(555)	—	—	—	(555)
Foreign currency translation (net of tax)	—	—	(7,565)	—	—	—	(7,565)
Net income attributable to noncontrolling interests	—	—	—	—	—	8,556	8,556
Subsidiary dividends paid to noncontrolling interests	—	—	—	—	—	(8,986)	(8,986)
Net effect of changes in ownership and other	—	—	—	—	—	(93)	(93)
Balances at December 31, 2014	24,358	179,205	12,555	479,733	(2,666)	7,268	700,453
Net loss attributable to Stewart	—	—	—	(6,204)	—	—	(6,204)
Cash dividends on Common Stock ($0.80 per share)	—	—	—	(18,010)	—	—	(18,010)
Stock bonuses and other (including tax effects)	93	4,758	—	—	—	—	4,851
Exercise of stock options	4	126	—	—	—	—	130
Stock repurchases	(762)	(27,188)	—	—	—	—	(27,950)
Purchase of remaining interest of consolidated subsidiary	—	(209)	—	—	—	—	(209)
Net change in unrealized gains and losses on investments (net of tax)	—	—	(3,741)	—	—	—	(3,741)
Net realized gain reclassification (net of tax)	—	—	(1,626)	—	—	—	(1,626)
Foreign currency translation (net of tax)	—	—	(11,145)	—	—	—	(11,145)
Net income attributable to noncontrolling interests	—	—	—	—	—	10,247	10,247
Subsidiary dividends paid to noncontrolling interests	—	—	—	—	—	(9,706)	(9,706)
Net effect of changes in ownership and other	—	—	—	—	—	38	38
Balances at December 31, 2015	23,693	156,692	(3,957)	455,519	(2,666)	7,847	637,128
See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Years Ended December 31, 2015

NOTE 1
General. Stewart Information Services Corporation, through its subsidiaries (collectively, the Company), is primarily engaged in the business of providing title insurance and real estate transaction related services. The Company operates through a network of production facilities, owned policy-issuing offices and independent agencies in the United States and international markets. Stewart Information Services Corporation is a customer-focused, global title insurance and real estate services company offering products and services through its direct operations, network of approved agencies and other businesses within the Company. The Company provides these services to homebuyers and sellers; residential and commercial real estate professionals; mortgage lenders and servicers; title agencies and real estate attorneys; home builders; and United States and foreign governments. The Company also provides loan origination and servicing support; loan review and due diligence services; real estate valuation services; REO asset management; home and personal insurance services; compliance solutions; service performance management and technology to streamline the real estate process. Approximately 51% of consolidated title revenues for the year ended December 31, 2015 were generated in Texas, New York, California, Florida and international markets.
A. Management’s responsibility. The accompanying consolidated financial statements were prepared by management, who is responsible for their integrity and objectivity. The financial statements have been prepared in conformity with U.S. generally accepted accounting principles (GAAP), including management’s best judgments and estimates. Actual results could differ from those estimates.
B. Reclassifications. Certain prior year amounts in these consolidated financial statements have been reclassified for comparative purposes. Net income (loss) attributable to Stewart and stockholders’ equity, as previously reported, were not affected.
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
In conforming the statutory financial statements to GAAP, the statutory premium reserve and the reserve for known title losses are eliminated and, in substitution, amounts are established for estimated title losses (Note 1F), for which the net effect, after providing for income taxes, is included in the consolidated statements of operations and comprehensive (loss) income. Additionally, the investments in debt securities available-for-sale, which are carried at amortized cost for statutory accounting, are reported at fair value and the net unrealized gains and losses, net of applicable deferred taxes, on the investments are included as a component of accumulated other comprehensive (loss) income within stockholders’ equity.
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
At each quarter end, the Company’s recorded reserve for title losses begins with the prior period’s reserve balance for claim losses, adds the current period provision to that balance and subtracts actual paid claims, resulting in an amount that management compares to its actuarially-based calculation of the ending reserve balance necessary to provide for future reported title losses. The actuarially-based calculation is a paid loss development calculation where loss development factors are selected based on company data and input from the Company’s third-party actuaries. The Company also obtains input from third-party actuaries in the form of a reserve analysis utilizing generally accepted actuarial methods. While the Company is responsible for determining its loss reserves, it utilizes this actuarial input to assess the overall reasonableness of its reserve estimation. If the Company’s recorded reserve amount is not at the actuarial point estimate, but is within a reasonable range (+5.0%/-4.0%) of its actuarially-based reserve calculation and the actuary’s point estimate, the Company’s management assesses the major factors contributing to the different reserve estimates in order to determine the overall reasonableness of its recorded reserve, as well as the position of the recorded reserves relative to the point estimate and the estimated range of reserves. The major factors considered can change from period to period and include items such as current trends in the real estate industry (which management can assess although there is a time lag in the development of this data for use by the actuary), the size and types of claims reported and changes in the Company’s claims management process. If the recorded amount is not within a reasonable range of the Company’s third-party actuary’s point estimate, it will adjust the recorded reserves in the current period and reassess the provision rate on a prospective basis. Once the Company’s reserve for title losses is recorded, it is reduced in future periods as a result of claims payments and may be increased or reduced by revisions to the Company’s estimate of the overall level of required reserves.
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
I. Investments in debt and equity securities. The investment portfolio is classified as available-for-sale. Realized gains and losses on sales of investments are determined using the specific identification method. Net unrealized gains and losses on investments available-for-sale, net of applicable deferred taxes, are included as a component of accumulated other comprehensive (loss) income within stockholders’ equity. At the time unrealized gains and losses become realized, they are reclassified from accumulated other comprehensive (loss) income (using the specific identification method. Other-than-temporary declines in fair values of investments available-for-sale are charged to income.
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

L. Goodwill. Goodwill is not amortized, but is reviewed annually and normally completed in the third quarter using June 30 balances, or whenever occurrences of events indicate a potential impairment at the reporting unit level. We have an option to assess qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. If we decide not to use a qualitative assessment or if the reporting unit fails the qualitative assessment, then we perform a two-step quantitative analysis.

The step one analysis is performed, using a combination of the income approach (discounted cash flow (DCF) technique) and the market approach (guideline company and precedent transaction analyses), to determine if the carrying value of the goodwill exceeds its fair value, which would indicate a potential impairment. The DCF model utilizes historical and projected operating results and cash flows, initially driven by estimates of changes in future revenue levels, and risk-adjusted discount rates. Our projected operating results are primarily driven by anticipated mortgage originations, which we obtain from projections by industry experts, for our title reporting units and forecasted contractual revenues for our mortgage services reporting unit. Fluctuations in revenues, followed by our ability to appropriately adjust our employee count and other operating expenses, or large and unanticipated adjustments to title loss reserves, are the primary reasons for increases or decreases in our projected operating results. Our market-based valuation methodologies utilize (i) market multiples of earnings and/or other operating metrics of comparable companies and (ii) our market capitalization and a control premium based on market data and factors specific to our ownership and corporate governance structure (such as our Class B Common Stock). If we determine that the carrying value of the reporting unit's goodwill is greater than its fair value, we then perform the step two analysis to determine the implied fair value of the goodwill and calculate the amount of impairment.

In performing the step two analysis, the implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. In this method, the estimated fair value of the reporting unit is allocated to all the assets and liabilities of that reporting unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the estimated fair value is the purchase price paid. Any impairment of goodwill is treated as the difference between the implied fair value and the carrying amount of the goodwill and is charged to current operations.

While we are responsible for assessing whether an impairment of goodwill exists, we utilize inputs from third-party appraisers in performing the quantitative analysis for our impairment review. We evaluate goodwill based on four reporting units with goodwill balances (direct operations, agency operations, international operations and mortgage services). Goodwill is assigned to these reporting units at the time the goodwill is initially recorded. Once assigned to a reporting unit, the goodwill is pooled and no longer attributable to a specific acquisition. All activities within a reporting unit are available to support the carrying value of the goodwill.
M. Other intangibles. Other intangible assets are comprised mainly of non-compete, underwriting and customer relationship agreements and acquired software. Intangible assets are amortized over their estimated lives, which are primarily 3 to 10 years. These intangible assets are reviewed for impairment when certain events or changes in circumstances occur that indicate that the carrying amount of an asset may not be recoverable. The Company performs an analysis to determine whether the carrying amount of each intangible asset is recoverable. The carrying amount is not recoverable when it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. For any intangible asset that is not recoverable, the Company calculates the excess of the carrying amount of the intangible asset over its fair value, estimated using the income approach (discounted cash flow technique). The resulting difference of the carrying amount over the fair value is treated as the impairment on the asset.
N. Other long-lived assets. The Company reviews the carrying values of title plants and other long-lived assets if certain events occur that may indicate impairment. An impairment of these long-lived assets is indicated when projected undiscounted cash flows over the estimated lives of the assets are less than carrying values. If impairment is indicated, the recorded amounts are written down to fair values. There were no significant impairment charges for long-lived assets during the three years ended December 31, 2015.
O. Fair values. The fair values of financial instruments, including cash and cash equivalents, short-term investments, notes receivable, notes payable and accounts payable, are determined by the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal, or most advantageous, market for the asset or liability in an orderly transaction between market participants at the measurement date. The net fair values of these financial instruments approximate their carrying values. Investments in debt and equity securities and certain financial instruments are carried at their fair values.

P. Leases. The Company recognizes rent expense under noncancelable operating leases, which generally expire over the next 10 years, on the straight-line basis over the terms of the leases, including provisions for any free rent periods or escalating lease payments.
Q. Income taxes. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the tax basis and the book carrying values of certain assets and liabilities. To the extent that the Company does not believe its deferred tax assets meet the more-likely-than-not realization criteria, it establishes a valuation allowance. When it establishes a valuation allowance, or increases (decreases) the allowance during the year, it records a tax expense (benefit) in its consolidated statements of operations and comprehensive (loss) income. Enacted tax rates are used in calculating amounts.
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

NOTE 2
Restrictions on cash and investments. The Company maintains investments in accordance with certain statutory requirements in the states of domicile of our underwriters for the funding of statutory premium reserves. Statutory reserve funds, which approximated $483.3 million and $438.5 million at December 31, 2015 and 2014, respectively, are required to be fully funded and invested in high-quality securities and short-term investments. In addition, included within Cash and cash equivalents are statutory reserve funds of approximately $17.2 million and $57.4 million at December 31, 2015 and 2014, respectively. These cash statutory reserve funds are not restricted or segregated in depository accounts. If the Company fails to maintain minimum investments or cash and cash equivalents to meet statutory requirements, the Company may be subject to fines or other penalties, including potential revocation of its business license. These funds are not available for any other purpose. In the event that insurance regulators adjust the determination of the statutory premium reserves of the Company’s title insurers, these restricted funds as well as statutory surplus would correspondingly increase or decrease.
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
Guaranty cannot pay a dividend to its parent in excess of certain limits without the approval of the Texas Insurance Commissioner. The maximum dividend that can be paid after such approval in 2016 is $100.4 million. Guaranty paid $15.0 million and $25.0 million in dividends in 2015 and 2014, respectively, and none in 2013.
Dividends from Guaranty are also voluntarily restricted primarily to maintain statutory surplus and liquidity at competitive levels and to demonstrate significant claims payment ability. The ability of a title insurer to pay claims can significantly affect the decision of lenders and other customers when buying a policy from a particular insurer.

Surplus as regards policyholders (sum of statutory capital plus surplus) for Guaranty was $501.8 million and $525.8 million at December 31, 2015 and 2014, respectively. Statutory net income for Guaranty was $83.2 million, $53.2 million and $43.0 million in 2015, 2014 and 2013 respectively.
The amount of statutory capital and surplus necessary to satisfy regulatory requirements for Guaranty was $2.0 million (and in the aggregate less than $15.0 million for all of the Company’s underwriter entities) at December 31, 2015, and each of its underwriter entities was in compliance with such requirements as of December 31, 2015.

NOTE 4
Investments in debt and equity securities. Amortized costs and fair values at December 31, follow:

	2015		2014
	Amortized costs	Fair values	Amortized costs	Fair values
	($000 omitted)
Debt securities:
Municipal	70,300	72,008	60,656	61,689
Corporate	303,870	309,461	296,578	308,691
Foreign	149,914	153,221	163,099	166,685
U.S. Treasury Bonds	13,803	13,906	14,337	14,802
Equity securities	27,497	31,253	22,710	28,236
	565,384	579,849	557,380	580,103

The Company believes its investment portfolio is diversified and expects no material loss to result from the failure to perform by issuers of the debt securities it holds. Investments made by the Company are not collateralized. Foreign debt securities primarily include Canadian government and corporate bonds, which aggregated fair values of $125.2 million and $135.8 million as of December 31, 2015 and 2014, respectively, and United Kingdom treasury bonds aggregating fair values of $23.1 million and $27.3 million as of December 31, 2015 and 2014, respectively.
Gross unrealized gains and losses at December 31, were:

	2015		2014
	Gains	Losses	Gains	Losses
	($000 omitted)
Debt securities:
Municipal	1,720	12	1,125	92
Corporate	7,700	2,109	12,559	446
Foreign	3,789	482	3,690	104
U.S. Treasury Bonds	128	25	492	27
Equity securities	4,842	1,086	5,982	456
	18,179	3,714	23,848	1,125
Debt securities at December 31, 2015 mature, according to their contractual terms, as follows (actual maturities may differ due to call or prepayment rights):

	Amortized costs	Fair values
	($000 omitted)
In one year or less	27,118	27,256
After one year through five years	226,497	230,842
After five years through ten years	230,161	235,219
After ten years	54,111	55,279
	537,887	548,596

Gross unrealized losses on investments and the fair values of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2015, were:

	Less than 12 months		More than 12 months		Total
	Losses	Fair values	Losses	Fair values	Losses	Fair values
	($000 omitted)
Debt securities:
Municipal	9	2,230	3	1,615	12	3,845
Corporate	1,461	83,565	648	32,871	2,109	116,436
Foreign	322	35,008	160	3,155	482	38,163
U.S. Treasury Bonds	6	1,195	19	3,583	25	4,778
Equity securities:	720	4,440	366	3,224	1,086	7,664
	2,518	126,438	1,196	44,448	3,714	170,886
The number of investments in an unrealized loss position as of December 31, 2015 was 155, 30 of which were in unrealized loss positions for more than 12 months. Since the Company does not intend to sell and will more-likely-than-not maintain its investment in equity and debt securities until recovery of the fair value or amortized cost, respectively, these investments are not considered other-than-temporarily impaired. The Company also determined that there is no significant credit risk existing with its debt securities. Further, the Company performed an analysis of certain equity securities with significant unrealized losses and concluded that they were other-than-temporarily impaired as of December 31, 2015. As a result, the Company recognized an other-than-temporary impairment of $2.7 million, included as part of Investment and other (losses) gains - net in the 2015 consolidated statement of operations and other comprehensive (loss) income.
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

NOTE 5
Fair value measurements. The Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification (ASC) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal, or most advantageous, market for the asset or liability in an orderly transaction between market participants at the measurement date. The Fair Values Measurements and Disclosures Topic establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs when possible. The three levels of inputs used to measure fair value are as follows:

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

At December 31, 2015, financial instruments measured at fair value on a recurring basis are summarized below:

	Level 1	Level 2	Level 3	Fair value measurements
	($000 omitted)
Investments available-for-sale:
Debt securities:
Municipal	—	72,008	—	72,008
Corporate	—	309,461	—	309,461
Foreign	—	153,221	—	153,221
U.S. Treasury Bonds	—	13,906	—	13,906
Equity securities:	31,253	—	—	31,253
	31,253	548,596	—	579,849
At December 31, 2014, financial instruments measured at fair value on a recurring basis are summarized below:

	Level 1	Level 2	Level 3	Fair value measurements
	($000 omitted)
Investments available-for-sale:
Debt securities:
Municipal	—	61,689	—	61,689
Corporate	—	308,691	—	308,691
Foreign	—	166,685	—	166,685
U.S. Treasury Bonds	—	14,802	—	14,802
Equity securities:	28,236	—	—	28,236
	28,236	551,867	—	580,103

At December 31, 2015, Level 1 financial instruments consist of equity securities. Level 2 financial instruments consist of municipal, governmental, and corporate bonds, both U.S. and foreign. In accordance with the Company’s policies and guidelines which incorporate relevant statutory requirements, the Company’s third-party registered investment manager invests only in securities rated as investment grade or higher by the major rating services, where observable valuation inputs are significant. All municipal, foreign, and U.S. Treasury bonds are valued using a third-party pricing service, and the corporate bonds are valued using the market approach, which includes three to ten inputs from relevant market sources, including Financial Industry Regulatory Authority’s (FINRA) Trade Reporting and Compliance Engine (TRACE) and independent broker/dealer quotes, bids and offerings, as well as other relevant market data, such as securities with similar characteristics (i.e. sector, rating, maturity, etc.). Broker/dealer quotes, bids and offerings mentioned above are gathered (typically three to ten) and a consensus risk premium spread (credit spread) over risk-free Treasury yields is developed from the inputs obtained, which is then used to calculate the resulting fair value.
There were no transfers of investments between Level 1 and Level 2 during the three years ended December 31, 2015.

As of December 31, 2015 and 2014, assets measured at fair value on a nonrecurring basis are summarized below:

	2015		2014
	Level 3	Impairment loss recorded	Level 3	Impairment loss recorded
	($000 omitted)
Cost-basis investments	3,127	600	3,938	1,000

The carrying amount of certain cost-basis investments exceeded their fair value and impairment charges of $0.6 million and $1.0 million were recorded in Investment and other (losses) gains – net for the years ended December 31, 2015 and 2014, respectively. The valuations were based on the values of the underlying assets of the investee.

NOTE 6
Investment income. Income from investments and gross realized investment and other gains and losses follow:

	2015	2014	2013
	($000 omitted)
Investment income:
Debt securities	15,181	14,593	13,387
Short-term investments, cash equivalents and other	1,669	2,213	2,105
	16,850	16,806	15,492
Investment and other (losses) gains – net:
Realized gains	5,948	12,018	7,555
Realized losses	(7,317)	(5,274)	(8,621)
	(1,369)	6,744	(1,066)
Proceeds from the sales of investments available-for-sale were $69.3 million, $58.1 million and $82.0 million for the years ended December 31, 2015, 2014 and 2013, respectively. Expenses assignable to investment income were insignificant. There were no significant investments at December 31, 2015 that did not produce income during the year.
In 2015, investment and other (losses) gains – net included realized losses of $2.7 million relating to other-than-temporary impairment of investment in equity securities available-for-sale, $1.8 million impairment of other intangible assets and $1.4 million relating to office closure costs, partially offset by realized gains of $2.4 million from the sale of debt and equity investments available-for-sale and $1.5 million from the sale of office buildings.

In 2014, investment and other gains (losses) – net included realized gains of $5.6 million from the reduction in the fair value of a contingent consideration liability, $3.8 million from the sale of a business and $1.1 million from the sale of debt and equity investments available-for-sale, partially offset by charges of $1.9 million relating to office closure costs, $1.7 million impairment of an other intangible asset and $1.0 million relating to the impairment of a cost-basis investment.
In 2013, investment and other (losses) gains – net included a $5.4 million non-cash charge relating to the early retirement of $37.8 million of the Convertible Senior Notes (Notes), a $1.5 million loss on the sale of an equity investment and $1.0 million for the impairment of cost-basis investments offset by realized gains of $2.7 million from the sale of debt and equity investments available-for-sale, $2.3 million from non-title-related insurance policy proceeds and $1.9 million from the sale of real estate.

NOTE 7
Income taxes. Income tax expense consists of the following:

	2015	2014	2013
	($000 omitted)
Current:
Federal	4,774	3,047	2,589
State	709	(224)	2,757
Foreign	5,967	7,442	6,753
Deferred:
Federal	(3,986)	3,916	18,361
State	(1,375)	(694)	(206)
Foreign	(439)	16	(1,773)
Income tax expense	5,650	13,503	28,481

The following reconciles income tax (benefit) expense computed at the federal statutory rate with income tax expense as reported:

	2015	2014	2013
	($000 omitted)
Expected income tax (benefit) expense at 35% (1)	(194)	15,140	32,027
Foreign tax rate differential	(329)	(693)	(422)
State income tax (benefit) expense – net of Federal impact	(914)	(840)	1,586
Impairment of goodwill	7,099	—	—
Nondeductible expenses	2,768	4,060	2,321
Return-to-provision adjustments	(1,329)	1,133	(2,408)
Valuation allowance	(668)	(5,020)	(6,555)
Intercompany dividends and dividends received deductions	(541)	(319)	449
Tax-exempt interest	(404)	(324)	(233)
Noncontrolling interest	251	186	529
Life insurance proceeds	(175)	—	(797)
Nondeductible bond conversion costs	—	—	1,900
Other – net	86	180	84
Income tax expense	5,650	13,503	28,481
Effective income tax rates (1)	(1,019.4)%	31.2%	31.1%

(1) Calculated using (loss) income before taxes and after noncontrolling interests.

Deferred income taxes as of December 31 were as follows:

	2015	2014
	($000 omitted)
Deferred tax assets:
Tax credit carryforwards	20,242	26,792
Accrued expenses	20,190	17,241
Net operating loss (NOL) carryforwards	6,428	4,260
Foreign currency translation adjustments	5,220	411
Allowance for uncollectible amounts	3,524	3,379
Investments	3,369	1,582
Fixed assets	2,094	5,860
Other	1,954	2,127
Deferred tax assets – gross	63,021	61,652
Valuation allowance	(2,217)	(2,564)
Deferred tax assets – net	60,804	59,088
Deferred tax liabilities:
Amortization – goodwill and other intangibles	(27,991)	(34,740)
Title loss provisions	(18,523)	(23,365)
Unrealized gains on investments	(4,811)	(7,953)
Deferred compensation on life insurance policies	(3,558)	(3,239)
Other	(2,328)	(2,476)
Deferred tax liabilities – gross	(57,211)	(71,773)
Net deferred income tax assets (liabilities)	3,593	(12,685)
At December 31, 2015 and 2014, net deferred tax assets (liabilities) for U.S. federal tax paying components totaled approximately $3.8 million and $(12.0) million, respectively, and net deferred tax liabilities for foreign tax paying components totaled approximately $0.3 million and $0.7 million, respectively. The net decrease to the valuation allowance during 2015 and 2014 was $0.3 million and $4.4 million, respectively.
During 2008, the Company recorded a valuation allowance against U.S. deferred tax assets, net of definite-lived deferred tax liabilities, for which realization could not be assured based on a more-likely-than-not standard. The Company retained that valuation allowance for all subsequent periods through December 31, 2011 principally due to the Company’s cumulative three-year operating loss history as of the end of each period. The Company routinely evaluates the extent to which the valuation allowance may be reversed. During 2013, the Company utilized the remaining portion of its U.S. federal NOL carryforwards and released a $6.6 million valuation allowance on foreign tax credit carry forwards that it believed will, on a more-likely-than-not-basis, be utilized prior to expiration. During 2014, the Company released the remaining $5.0 million valuation allowance on foreign tax credit carryforwards. The Company believes it is more-likely-than-not it will be able to utilize its net deferred tax assets.
The Company’s $20.2 million of foreign tax credit carryforwards at December 31, 2015 expire in varying amounts from 2020 through 2023. The Company's $6.4 million of deferred tax assets relating to NOL carryforwards include certain state amounts expiring in varying amounts from 2019 through 2035 and foreign amounts expiring in varying amounts from 2020 through 2022 or having unlimited carryforward periods. The future utilization of all NOL and foreign tax credit carryforwards is subject to various limitations. The remaining valuation allowance at December 31, 2015 relates principally to certain state and foreign NOL carryforwards.

The Company’s income tax returns are routinely subject to examinations by U.S. federal, foreign, and state and local tax authorities. During 2014, the Internal Revenue Service (IRS) completed its examination of calendar years 2005 through 2008 and the Company received anticipated refunds from previously-filed carryback claims in the amount of $2.8 million. Also during 2014, the IRS completed its examination of the calendar year 2012 U.S. federal tax return without any IRS-initiated adjustments. The Company also is involved in routine examinations by state and local tax jurisdictions for calendar years 2008 through 2014. The Company expects no material adjustments from any tax return examinations.

NOTE 8
Goodwill and other intangibles. A summary of changes in goodwill is as follows:

	Title	Mortgage Services	Total
	($000 omitted)
Balances at January 1, 2014	198,727	33,111	231,838
Acquisitions	3,275	18,165	21,440
Disposals	—	(1,410)	(1,410)
Balances at December 31, 2014	202,002	49,866	251,868
Acquisitions	7,220	—	7,220
Purchase adjustments	—	(5,268)	(5,268)
Impairment	—	(35,749)	(35,749)
Disposals	(349)	—	(349)
Balances at December 31, 2015	208,873	8,849	217,722

The purchase adjustments recorded for 2015 were related to the remeasurement of assumed liabilities related to certain acquisitions from 2014.

The Company evaluates goodwill for impairment annually based on information as of June 30 of the current year or more frequently if circumstances suggest that impairment may exist. During 2015 and 2014, management utilized the qualitative assessment for the title reporting units to determine whether it is more likely than not that the fair value of each reporting unit is less than its carrying amount, including goodwill. Based on that analysis, management concluded that the goodwill related to the reporting units within the title segment was not impaired.

In 2014, the Company performed a quantitative assessment of the mortgage services segment's goodwill and determined that there was no impairment of goodwill. In July 2015, the Company made the decision to exit the delinquent loan servicing activities included in the mortgage services segment. The Company based its decision to exit these operations on rapidly falling revenues, declining profit margins and the likelihood that future market demand for the related services would continue to diminish. This resulted in a review of the recoverability of goodwill related to the mortgage services segment. Accordingly, the Company performed the quantitative assessment for mortgage services' goodwill. Based on its impairment analysis using the two-step method, the Company recorded a $35.7 million impairment of mortgage services' goodwill for 2015. This impairment is presented as Impairment of goodwill in the 2015 consolidated statement of operations and comprehensive (loss) income.

The Company also performed an impairment analysis of other intangible assets within the mortgage services segment for 2015. Based on the Company's impairment review using the discounted cash flow technique to estimate fair value, the Company recorded an impairment of $0.9 million on an intangible asset. During 2014, the Company recorded an impairment of $1.7 million relating to an intangible asset of a separate business under the mortgage services segment. Further, the Company recognized in 2015 a $0.9 million impairment relating to an intangible asset under the title segment that will not be recoverable in future periods. These impairment losses are included in Investment and other (losses) gains - net in the consolidated statements of operations and comprehensive (loss) income.

The gross carrying amount and accumulated amortization and impairment of other intangibles was $43.6 million and $25.5 million, respectively, at December 31, 2015 and $43.0 million and $16.7 million, respectively, at December 31, 2014. The amortization expense recorded for these intangibles was $7.0 million, $6.2 million and $1.9 million in 2015, 2014 and 2013, respectively. The annual amortization expense expected to be recognized in the next five years is approximately $5.5 million in 2016, $4.6 million in 2017, $3.6 million in 2018, $2.0 million in 2019 and $1.0 million in 2020.

NOTE 9
Equity investees. Summarized aggregate financial information for equity investees (in which the Company typically owns 20% through 50% of the equity) is as follows:

	2015	2014	2013
	($000 omitted)
For the year:
Revenues	28,843	31,562	42,105
Net income	8,830	7,914	8,064
At December 31:
Total assets	33,555	25,533	25,470
Notes payable	20,200	12,727	12,390
Stockholders’ equity	7,213	7,665	5,561
Net premium revenues from policies issued by equity investees were approximately $2.5 million, $3.1 million and $4.4 million in 2015, 2014 and 2013, respectively. Income related to equity investees were $3.6 million, $3.4 million and $4.1 million in 2015, 2014 and 2013, respectively. These amounts are included in Title insurance – direct operations in the consolidated statements of operations and comprehensive (loss) income.
Goodwill related to equity investees was $7.4 million as of December 31, 2015 and 2014, and is included in Investments in investees in the consolidated balance sheets. Equity investments, including the related goodwill balances, are reviewed for impairment annually and upon the occurrence of an event that may indicate an impairment. No impairment was recorded during the years ended December 31, 2015 and 2014.

NOTE 10
Notes payable, convertible senior notes and line of credit.
A summary of notes payable follows:

	2015	2014
	($000 omitted)
Banks – varying payments and rates (1)	98,000	60,000
Other than banks	4,399	11,180
	102,399	71,180

(1) Average interest rates were 1.68% and 2.21% during the year ended December 31, 2015 and 2014, respectively.
Principal payments on the above notes, based upon the contractual maturities, are due in the amounts of $2.5 million in 2016, $1.3 million in 2017, $0.4 million in 2018, and $98.2 million in 2019. Included within the other notes payable line above are $3.8 million and $5.6 million of capital lease obligations at December 31, 2015 and 2014, respectively.
In October 2009, the Company entered into an agreement providing for the sale of $65.0 million aggregate principal amount of 6.0% Convertible Senior Notes to an initial purchaser for resale to certain qualified institutional buyers in compliance with Rule 144A under the Securities Act of 1933, as amended. In 2013, the Company exchanged an aggregate of $37.8 million principal amount of Notes for an aggregate of 3,094,440 shares of Common Stock plus cash for the accrued and unpaid interest. In October 2014, the Company exchanged the remaining aggregate of $27.2 million principal amount of Notes for an aggregate of 2,111,017 shares of Common Stock. The Company incurred $3.3 million of debt issuance costs related to the Notes which were being amortized over the term of the Notes using the effective interest method. Upon conversion of the remaining Notes in 2014, the debt issuance costs were fully amortized at December 31, 2014. For 2014 and 2013, the amortization of the debt issuance costs was $0.3 million and $0.4 million, respectively, and interest expense on the Notes was $1.3 million and $2.0 million, respectively.

As of December 31, 2015, the Company had available a $125.0 million unsecured line of credit commitment (the Credit Agreement), which expires October 2019, under which borrowings of $98.0 million were outstanding. The unsecured line of credit can be used for general corporate purposes, including acquisitions. Borrowings, at the Company's election, bear interest at either (a) an Alternate Base Rate plus the Applicable Rate (ABR Borrowing) or (b) LIBOR plus the Applicable Rate (Eurodollar Borrowing). The Applicable Rate ranges from 0.50% to 1.00% per annum for ABR Borrowings and 1.50% to 2.00% per annum for Eurodollar Borrowings based on the Company's consolidated Leverage Ratio.

Also, under the terms of the Credit Agreement, the Company may at any time, subject to certain conditions, request an increase in the amount of the line of credit up to $50.0 million. The Credit Agreement contains customary affirmative and negative covenants. The Credit Agreement also contains certain consolidated financial covenants providing that (a) the ratio of EBITDA (as defined in the Credit Agreement) to fixed charges (as defined in the agreement) not be below 1.25 to 1.00 on a trailing four-quarter basis (Fixed Charge Ratio); (b) the ratio of total Indebtedness to EBITDA for the prior four consecutive quarters must not be greater than 2.25 to 1.00 (Leverage Ratio); and (c) Capital Expenditures in the aggregate for the Company consolidated in any calendar year may not exceed $20.0 million, with certain allowances for carryover of unused amounts. The Company was in compliance with all covenants as of December 31, 2015 and 2014.

On February 10, 2016, the Company entered into a first amendment (First Amendment) relating to the Credit Agreement. The First Amendment amends the Credit Agreement, effective as of December 31, 2015, to, among other things, (i) establish an exception to the limitation on restricted payments under the Credit Agreement for the cash payment of $12.0 million to the holders of the Company’s Class B Common Stock in respect of the Exchange Agreement, as announced in January 2016 (refer to Note 12), for the exchange of the Company’s Class B Common Stock into the Company’s Common Stock, (ii) establish an exception to the limitation on restricted payments under the Credit Agreement in respect of the Company’s new share repurchase program of up to $50.0 million, as announced in November 2015, (iii) increase the general permitted restricted payments (dividends) basket in Section 6.07 of the Credit Agreement from $25.0 million to $35.0 million annually, (iv) provide for an exclusion from the calculation of EBITDA of the $35.9 million impairment charge recorded in the quarter ended September 30, 2015, and (v) increase the amount of capital expenditures permitted in any calendar year from $20 million to $25 million.

Our qualified intermediary in tax-deferred property exchanges pursuant to Section 1031 of the Internal Revenue Code enters into short-term loan agreements in the ordinary course of its business. The outstanding balances pursuant to these loans are reflected in notes payable - other than banks in the table above and borrowings and repayments on these loans are reflected in our consolidated statements of cash flows.

NOTE 11
Estimated title losses.

	2015	2014	2013
	($000 omitted)
Balances at January 1	495,395	506,888	520,375
Provisions:
Current year	68,029	64,577	92,043
Previous policy years	38,236	16,728	14,275
Total provisions	106,265	81,305	106,318
Payments, net of recoveries:
Current year	(19,182)	(18,775)	(23,969)
Previous policy years	(104,450)	(67,898)	(91,715)
Total payments, net of recoveries	(123,632)	(86,673)	(115,684)
Adjustments related to acquired balance	(2,303)	2,268	—
Effects of changes in foreign currency exchange rates	(13,103)	(8,393)	(4,121)
Balances at December 31	462,622	495,395	506,888
Loss ratios as a percentage of title operating revenues:
Current year provisions	3.6%	3.8%	5.1%
Total provisions	5.6%	4.7%	5.9%
The loss ratio on the total provision recorded for the year ended December 31, 2015 reflected an ultimate loss rate of 3.6% for policies issued in the current year and a net increase in the loss reserve estimates for prior policy years of $38.2 million. The increase in the loss reserve estimate for prior policy years included $6.2 million related to adverse loss development due to continued elevated claims payment experience for certain years and $29.1 million related to provisions for large title claims. Total provisions for large title claims related to prior policy years were $31.7 million, $3.1 million and $28.8 million in 2015, 2014 and 2013, respectively.

The 2014 and 2013 loss ratios included provisions of 3.8% and 5.1%, respectively, related to the current policy year and net increases in the loss reserves estimate for prior policy years of $16.7 million and $14.3 million, respectively. During 2014 and 2013, the Company continued to experience favorable development relative to prior years which allowed the Company to lower the overall loss provision rates during these years. Provisions for prior policy years during 2014 and 2013 included adverse loss development of $17.9 million and $7.6 million, respectively, relating to other than large title losses.

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

On January 26, 2016, the Company entered into an Exchange Agreement with the holders of Class B Common Stock relating to the exchange of 1,050,012 Class B Common Stock shares, representing all outstanding Class B Common Stock, for 1,050,012 shares of Common Stock plus $12.0 million in aggregate cash. The Exchange Agreement is subject to several conditions, which include, among others, the approval by the Company's stockholders of the Exchange Agreement and the Company's by-laws during the 2016 annual meeting of stockholders and the approval of the listing of the Common Stock by the New York Stock Exchange.
At December 31, 2015 and 2014, there were 145,820 shares of Common Stock held by a subsidiary of the Company which are included in the Treasury stock reported in the consolidated balance sheets.

NOTE 13
Share-based incentives. During 2015, 2014 and 2013, the Company granted executives and senior management shares of restricted common stock which are time-based and vest at the end of three years. The Company also granted performance-based shares of restricted common stock which vest upon achievement of certain financial objectives over a period of three years. The aggregate grant-date fair values of these awards in 2015, 2014 and 2013 were $4.4 million (119,000 shares with an average grant price of $37.16), $4.0 million (125,000 shares with an average grant price of $32.24) and $2.2 million (84,000 shares with an average grant price of $26.01), respectively. Awards were made pursuant to the Company’s employee incentive compensation plans and the compensation expense associated with restricted stock awards is recognized over the corresponding vesting period as part of Employee costs in the statements of operations. Additionally, in May 2015, 2014 and 2013, the Company granted its board of directors, as a component of their annual director retainer compensation, 18,000, 22,000 and 18,000 shares, respectively, of common stock, which immediately vested at grant date. The aggregate fair values of these director awards at grant dates in 2015, 2014 and 2013 were $0.7 million, $0.7 million and $0.5 million, respectively, and the associated expense is recognized in Other operating expenses in the statements of operations.

A summary of the restricted common stock award activity during the year ended December 31, 2015 is presented below:

	Shares	Weighted-Average Grant-Date Fair Value per Share ($)

Nonvested balance at January 1, 2015	205,119	29.78
Granted	118,506	37.16
Adjustment for performance-based shares	19,610	37.18
Vested	(78,115)	25.78
Forfeited	(12,930)	31.43
Nonvested balance at December 31, 2015	252,190	34.88

The fair value of shares that vested in 2015 and 2014 aggregated to $2.9 million and $2.3 million, respectively. For the years ended December 31, 2015, 2014 and 2013, compensation costs recognized in the statements of operations were approximately $4.4 million, $4.0 million and $1.0 million, respectively. The total tax benefits recognized in the statement of operations from tax deductions relating to vesting of restricted common stock awards in 2015, 2014 and 2013 were $1.0 million, $0.3 million and $0.3 million, respectively. As of December 31, 2015, compensation costs not yet recognized related to nonvested restricted common stock awards was $4.7 million, which is expected to be recognized over a weighted average period of 1.7 years.

NOTE 14
Earnings per share. The Company’s basic (loss) earnings per share attributable to Stewart is calculated by dividing net (loss) income attributable to Stewart by the weighted-average number of shares of Common Stock and Class B Common Stock outstanding during the reporting periods.
To calculate diluted earnings per share, net income and number of shares are adjusted for the effects of any dilutive shares. Using the if-converted method, net income is adjusted for interest expense, net of any tax effects, applicable to the Convertible Senior Notes, which were fully converted into common stock during October 2014. The number of shares is adjusted by adding the number of dilutive shares, assuming they are issued, during the same reporting period. The treasury stock method is used to calculate the dilutive number of shares related to the Company’s long term incentive and stock option plans. In periods of loss, dilutive shares are excluded from the calculation of the diluted loss per share and diluted loss per share is computed in the same manner as basic loss per share.

The calculation of the basic and diluted (loss) earnings per share is as follows:

	For the Years Ended December 31,
	2015	2014	2013
	($000 omitted)
Numerator:
Net (loss) income attributable to Stewart	(6,204)	29,753	63,026
Interest expense, net of tax effects	—	1,006	1,408
If-converted net (loss) income attributable to Stewart	(6,204)	30,759	64,434
Denominator (000):
Basic average shares outstanding	23,544	22,778	22,096
Average number of dilutive shares relating to options	—	2	—
Average number of dilutive shares relating to convertible senior notes	—	1,641	2,467
Average number of dilutive shares relating to restricted shares grant	—	289	178
Diluted average shares outstanding	23,544	24,710	24,741
Basic (loss) earnings per share attributable to Stewart	(0.26)	1.31	2.85
Diluted (loss) earnings per share attributable to Stewart	(0.26)	1.24	2.60

NOTE 15
Reinsurance. As is industry practice, the Company cedes risks to other title insurance underwriters and reinsurers on certain transactions. However, the Company remains liable if the reinsurer should fail to meet its obligations. The Company also assumes risks from other underwriters on a transactional basis as well as on certain reinsurance treaties. Payments and recoveries on reinsured losses were insignificant during each of the years ended December 31, 2015, 2014, and 2013. The total amount of premiums for assumed and ceded risks was less than 1.0% of consolidated title revenues in each of the last three years.

NOTE 16
Leases. Lease expense was $42.9 million, $42.6 million and $39.2 million in 2015, 2014 and 2013, respectively. The future minimum lease payments relating to operating leases are summarized as follows (in thousands of dollars):

2016	45,133
2017	37,585
2018	30,838
2019	22,517
2020	12,585
2021 and after	18,360

167,018

NOTE 17
Contingent liabilities and commitments. The Company routinely holds third-party funds in segregated escrow accounts pending the closing of real estate transactions resulting in a contingent liability to the Company of approximately $1.3 billion at December 31, 2015. In addition, the Company is contingently liable for disbursements of escrow funds held by agencies in those cases where specific insured closing guarantees have been issued.
The Company owns a qualified intermediary in tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code. The Company holds the proceeds from these transactions until a qualifying exchange can occur. This resulted in a contingent liability to the Company of approximately $1.0 billion at December 31, 2015. As is industry practice, escrow and Section 1031 exchanger fund accounts are not included in the consolidated balance sheets.
In the ordinary course of business, the Company guarantees the third-party indebtedness of certain of its consolidated subsidiaries. As of December 31, 2015, the maximum potential future payments on the guarantees are not more than the related notes payable recorded in the consolidated balance sheets (refer to Note 10). The Company also guarantees the indebtedness related to lease obligations of certain of its consolidated subsidiaries. The maximum future obligations arising from these lease-related guarantees are not more than the Company’s future minimum lease payments (refer to Note 16). As of December 31, 2015, the Company also had unused letters of credit aggregating $5.6 million related to workers’ compensation coverage and other insurance. The Company does not expect to make any payments on these guarantees.

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

Guaranty’s Motion to Reconsider the Court’s August 29, 2013 ruling was denied. Guaranty’s Motion for Summary Judgment based on Credit Suisse’s lack of standing to pursue its counter claims, and other grounds was denied on February 26, 2015. A jury trial was set to begin on September 3, 2015. That trial date was vacated pending a resolution of the matter through settlement. The matter has now been settled pursuant to a Confidential Settlement Agreement and all amounts have been paid as of December 31, 2015.
* * *
The Company is subject to claims and lawsuits arising in the ordinary course of its business, most of which involve disputed policy claims. In some of these lawsuits, the plaintiff seeks exemplary or treble damages in excess of policy limits. The Company does not expect that any of these proceedings will have a material adverse effect on its consolidated financial condition or results of operations. Along with the other major title insurance companies, the Company is party to a number of class action lawsuits concerning the title insurance industry. The Company believes that it has adequate reserves for the various litigation matters and contingencies discussed above and that the likely resolution of these matters will not materially affect its consolidated financial condition or results of operations.
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

The mortgage services segment includes a diverse group of products and services provided to multiple markets. These services include providing origination and servicing support; default and REO services; post-closing outsourcing; portfolio due diligence; mortgage compliance solutions; servicer oversight to residential mortgage lenders, servicers and investors; technology to support the real estate transaction, and centralized title and valuation services to large lenders. The single largest customer of the mortgage services segment accounted for 41.1%, 51.4% and 74.5% of mortgage services revenues in 2015, 2014 and 2013, respectively.

The corporate segment consists of the expenses of the parent holding company, certain other corporate overhead expenses, and the costs of its centralized support operations not otherwise allocated to the operating segments. The revenues for the segment are primarily related to investment income.

Selected statement of operations information related to these segments is as follows:

	Title	Mortgage Services	Corporate	Total
	($000 omitted)
2015:
Revenues	1,805,267	212,934	15,684	2,033,885
Impairment of goodwill	—	35,749	—	35,749
Depreciation and amortization	8,545	13,074	8,679	30,298
Income (loss) before taxes and noncontrolling interests	225,238	(56,645)	(158,900)	9,693
2014:
Revenues	1,660,001	194,018	16,811	1,870,830
Depreciation and amortization	7,059	9,540	7,627	24,226
Income (loss) before taxes and noncontrolling interests	184,016	6,364	(138,568)	51,812
2013:
Revenues	1,792,210	121,945	13,825	1,927,980
Depreciation and amortization	5,957	4,634	7,329	17,920
Income (loss) before taxes and noncontrolling interests	211,240	12,609	(122,784)	101,065
The Company does not provide asset information by reportable operating segment as it does not routinely evaluate the asset position by segment.
Revenues for the years ended December 31 in the United States and all international operations are as follows:

	2015	2014	2013
	($000 omitted)
United States	1,925,865	1,751,458	1,811,714
International	108,020	119,372	116,266
	2,033,885	1,870,830	1,927,980

NOTE 20

Acquisitions. During 2014, the Company completed acquisitions of three companies that provide collateral valuation, settlement services, title and closing services, and quality control and due diligence services for an aggregate purchase price of $40.0 million, net of liabilities assumed. The acquisitions were primarily funded by borrowings on the Company’s unsecured line of credit. The Company has recorded fair value estimates for the assets acquired, liabilities assumed and estimated goodwill of $20.0 million, based on the completion of the Company’s purchase price allocation as of December 31, 2014. During 2015, the Company recorded purchase adjustments of $5.3 million related to the remeasurement of assumed liabilities related to these acquisitions.

NOTE 21

Other comprehensive (loss) income. Changes in the balances of each component of other comprehensive (loss) income and the related tax effects are as follows:

	For the Year Ended December 31, 2015			For the Year Ended December 31, 2014			For the Year Ended December 31, 2013
	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount	Before-Tax Amount	Tax Expense (Benefit)	Net-of Tax Amount	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount
	($000 omitted)			($000 omitted)			($000 omitted)
Foreign currency translation adjustments	(16,022)	(4,877)	(11,145)	(10,405)	(2,840)	(7,565)	(10,349)	(3,530)	(6,819)

Unrealized (losses) gains on investments:
Change in unrealized (losses) gains on investments	(5,757)	(2,016)	(3,741)	15,066	5,273	9,793	(11,203)	(3,921)	(7,282)
Less: reclassification adjustment for net gains included in net (loss) income	(2,501)	(875)	(1,626)	(853)	(298)	(555)	(2,463)	(862)	(1,601)

Net unrealized (losses) gains	(8,258)	(2,891)	(5,367)	14,213	4,975	9,238	(13,666)	(4,783)	(8,883)

Other comprehensive (losses) income	(24,280)	(7,768)	(16,512)	3,808	2,135	1,673	(24,015)	(8,313)	(15,702)

NOTE 22
Exit activities. During the third quarter 2015, management approved the exit plan for the delinquent loan servicing activities included in the mortgage services segment. The decision was based on continued pricing pressures on existing contracts and decreased demand for these services. The Company is operating the delinquent loan servicing business on a phased exit schedule and anticipates the completion of its exit no later than the end of first quarter 2016. The Company has estimated the total charge to be incurred related to exiting these operations to be between $5.0 million and $7.0 million. These costs include lease termination costs, additional severance expenses and accelerated amortization expense. For the year ended December 31, 2015, the Company recorded $3.5 million of costs, comprised of $1.1 million of employee termination benefits (of which $0.3 million was paid during 2015), $1.0 million of early lease termination costs accrued and $1.4 million of accelerated depreciation of assets. These amounts are included within the Employee costs, Investments and other (losses) gains - net and Depreciation and amortization lines, respectively, in the consolidated statement of operations and comprehensive (loss) income.

NOTE 23
Quarterly financial information (unaudited).

	Mar 31	June 30	Sept 30	Dec 31	Total
	($000 omitted, except per share)
Revenues:
2015	448,872	531,906	555,704	497,403	2,033,885
2014	393,576	446,838	508,097	522,319	1,870,830
Net (loss) income attributable to Stewart:
2015	(12,448)	17,106	(13,467)	2,605	(6,204)
2014	(12,106)	6,279	23,717	11,863	29,753
Diluted (loss) earnings per share attributable to Stewart (1):
2015	(0.52)	0.72	(0.58)	0.11	(0.26)
2014	(0.54)	0.27	0.97	0.49	1.24

(1) Quarterly per share data may not sum to annual totals due to rounding or effects of dilution in particular quarters but not in annual totals.

SCHEDULE I
STEWART INFORMATION SERVICES CORPORATION
(Parent Company)
STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

	For the Years Ended December 31,
	2015	2014	2013
	($000 omitted)
Revenues
Investment income	15,000	25,087	—
Other losses	—	(869)	(3,164)
Other income	922	90	263
	15,922	24,308	(2,901)
Expenses
Employee costs	156	1,110	(91)
Other operating expenses, including $276 each year to affiliates	7,617	3,806	1,329
Depreciation and amortization	162	421	527
Interest	1,726	2,054	2,494
	9,661	7,391	4,259

Income (loss) before taxes and (loss) income from subsidiaries	6,261	16,917	(7,160)
Income tax expense	—	1	24
(Loss) income from subsidiaries	(12,465)	12,837	70,210
Net (loss) income	(6,204)	29,753	63,026

Retained earnings at beginning of year	479,733	452,314	391,447
Cash dividends on Common Stock	(18,010)	(2,334)	(2,159)
Retained earnings at end of year	455,519	479,733	452,314
See accompanying note to financial statement information.
See accompanying Report of Independent Registered Public Accounting Firm.

STEWART INFORMATION SERVICES CORPORATION
(Parent Company)
BALANCE SHEETS

	As of December 31,
	2015	2014
	($000 omitted)
Assets
Cash and cash equivalents	832	15,210
Receivables:
Notes - due from subsidiaries	68,382	46,885
Other, including $120 and $4, respectively, from affiliates	1,093	497
Allowance for uncollectible amounts	(7)	(10)
	69,468	47,372
Property and equipment, at cost:
Furniture and equipment	2,893	2,893
Accumulated depreciation	(2,625)	(2,463)
	268	430
Title plant, at cost	48	48
Investments in subsidiaries, on an equity-method basis	653,519	688,858
Goodwill	8,470	8,470
Other assets	17,457	16,499
	750,062	776,887
Liabilities
Notes payable	98,000	60,000
Accounts payable and accrued liabilities, including $4 and $0, respectively, to affiliates	22,781	23,702
	120,781	83,702
Contingent liabilities and commitments	—	—
Stockholders’ equity
Common Stock – $1 par, authorized 50,000,000; issued 22,643,255 and 23,307,909; outstanding 22,291,094 and 22,955,748, respectively	22,643	23,308
Class B Common Stock– $1 par, authorized 1,500,000; issued and outstanding 1,050,012	1,050	1,050
Additional paid-in capital	156,692	179,205
Retained earnings (1)	455,519	479,733
Accumulated other comprehensive (loss) income:
Foreign currency translation adjustments	(13,360)	(2,215)
Unrealized investment gains	9,403	14,770
Treasury stock – 352,161 common shares, at cost	(2,666)	(2,666)
Total stockholders’ equity	629,281	693,185
	750,062	776,887

(1) Includes undistributed earnings of subsidiaries of $514,522 in 2015 and $544,997 in 2014.
See accompanying note to financial statement information.
See accompanying Report of Independent Registered Public Accounting Firm.

STEWART INFORMATION SERVICES CORPORATION
(Parent Company)
STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2015	2014	2013
	($000 omitted)
Reconciliation of net (loss) income to cash used by operating activities:
Net (loss) income	(6,204)	29,753	63,026
Add (deduct):
Depreciation and amortization	162	421	527
Other losses	—	869	3,164
Increase in receivables – net	(22,096)	(47,232)	(95)
(Increase) decrease in other assets – net	(558)	(828)	2,413
Increase in payables and accrued liabilities – net	21,136	12,395	3,335
Losses (income) from subsidiaries	12,465	(12,837)	(70,210)
Other – net	(26,244)	(31,824)	(3,945)
Cash used by operating activities	(21,339)	(49,283)	(1,785)
Investing activities:
Dividends from subsidiaries	15,000	25,000	—
Proceeds from the sale of property and equipment –net	—	—	5
Collections on notes receivables	—	—	1
Cash provided by investing activities	15,000	25,000	6
Financing activities:
Proceeds from notes payable	45,000	60,000	—
Payments on notes payable	(7,000)	—	—
Dividends paid	(18,010)	(2,334)	(2,159)
Repurchases of Common Stock	(27,950)	(22,048)	—
Purchase of remaining interest of consolidated subsidiary	(209)	(321)	(1,442)
Settlement of convertible debt	—	—	(1,149)
Other – net	130	—	—
Cash (used) provided by financing activities	(8,039)	35,297	(4,750)
(Decrease) increase in cash and cash equivalents	(14,378)	11,014	(6,529)
Cash and cash equivalents at beginning of year	15,210	4,196	10,725
Cash and cash equivalents at end of year	832	15,210	4,196
Supplemental information:
Income taxes paid	1	24	34
Interest paid	1,681	546	4
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
Certain prior year amounts in the Parent Company financial statements have been reclassified for comparative purposes. Net (loss) income and stockholders’ equity, as previously reported, were not affected.
Interest of $1.7 million on the Convertible Senior Notes was paid by a subsidiary in 2014. In October 2014, the remaining outstanding balance of the Convertible Senior Notes was converted into Common Stock as discussed in Note 10 to the consolidated financial statements.

SCHEDULE II
STEWART INFORMATION SERVICES CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
December 31, 2015

Col. A	Col. B	Col. C Additions			Col. D Deductions		Col. E
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts (describe)		(Describe)		Balance At end of period
	($000 omitted)
Stewart Information Services Corporation and subsidiaries:
Year ended December 31, 2015:
Estimated title losses	495,395	106,265	—		139,038	(A)	462,622
Valuation allowance for deferred tax assets	2,564	(347)	—		—		2,217
Allowance for uncollectible amounts	9,193	3,396	—		2,756	(B)	9,833
Year ended December 31, 2014:
Estimated title losses	506,888	81,305	2,268	(C)	95,066	(A)	495,395
Valuation allowance for deferred tax assets	6,971	(4,407)	—		—		2,564
Allowance for uncollectible amounts	9,871	1,977	—		2,655	(B)	9,193
Year ended December 31, 2013:
Estimated title losses	520,375	106,318	—		119,805	(A)	506,888
Valuation allowance for deferred tax assets	12,136	(5,165)	—		—		6,971
Allowance for uncollectible amounts	12,823	2,063	—		5,015	(B)	9,871

(A)	Represents primarily payments of policy and escrow losses and loss adjustment expenses.

(B)	Represents uncollectible accounts written off.

(C)	Represents amounts added through acquisitions.
See accompanying Report of Independent Registered Public Accounting Firm.

INDEX TO EXHIBITS

Exhibit

3.1	—	Amended and Restated Certificate of Incorporation of the Registrant, dated May 1, 2009 (incorporated by reference in this report from Exhibit 3.1 of the Current Report on Form 8-K filed May 5, 2009)

3.2	—
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

3.4	—	Second Amended and Restated By-Laws of the Registrant, as of April 22, 2015 (incorporated by reference in this report from Exhibit 3.1 of the Current Report on Form 8-K filed April 24, 2015)

4.1	—	Rights of Common and Class B Common Stockholders (incorporated by reference to Exhibits 3.1 through 3.4 hereto)

4.2	—
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

4.5	—
First Amendment to Credit Agreement, dated effective as of December 31, 2015, among the Registrant, the guarantors named therein, Compass Bank, as administrative agent, and the lenders party thereto (incorporated by reference in this report from Exhibit 10.1 of the Current Report on Form 8-K filed February 11, 2016)

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

Exhibit

10.4 †	—	Stewart Information Services Corporation 2008 Strategic Incentive Pool Plan (incorporated by reference in this report from Exhibit 10.1 of the Current Report on Form 8-K filed May 14, 2008)

10.5	—
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

10.6 †	—
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

10.15 †	—
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
2012, by and between Stewart Information Services Corporation and Joseph Allen
Berryman (incorporated by reference in this report from Exhibit 10.1 of the Current Report on Form 8-K filed April 8, 2015)

10.17 †	—
Addendum, entered into as of April 6, 2015 and effective as of January 1, 2015, to
Employment Agreement entered into as of October 16, 2012 and effective as of January 1,
2012, by and between Stewart Information Services Corporation and Glenn H. Clements
(incorporated by reference in this report from Exhibit 10.2 of the Current Report on Form 8-K filed April 8, 2015)

10.18 †	—
Addendum, entered into as of April 6, 2015 and effective as of January 1, 2015, to
Employment Agreement entered into as of October 1, 2012 and effective as of January 1,
2012, by and between Stewart Information Services Corporation and Steven M. Lessack
(incorporated by reference in this report from Exhibit 10.3 of the Current Report on Form 8-K filed April 8, 2015)

10.19 †	—
Addendum, entered into as of April 6, 2015 and effective as of January 1, 2015, to
Employment Agreement entered into as of October 1, 2012 and effective as of January 1,
2012, by and between Stewart Information Services Corporation and Matthew M. Morris
(incorporated by reference in this report from Exhibit 10.4 of the Current Report on Form 8-K filed April 8, 2015)

10.20 †	—
Addendum, entered into as of April 6, 2015 and effective as of January 1, 2015, to
Employment Agreement entered into as of October 12, 2012 and effective as of January 1,
2012, by and between Stewart Information Services Corporation and Jason R. Nadeau
(incorporated by reference in this report from Exhibit 10.5 of the Current Report on Form 8-K filed April 8, 2015)

10.21	—
Agreement, dated as of March 26, 2015, by and among Stewart Information Services
Corporation and Bulldog Investors, LLC (incorporated by reference in this report from
Exhibit 10.1 of the Current Report on Form 8-K filed on March 27, 2015)

10.22	—
Exchange Agreement, dated as of January 26, 2016, by and among Stewart Information
Services Corporation and the holders of the Class B common stock, par value $1.00 per share, of the Company (incorporated by reference in this report from Exhibit 10.1 of the
Current Report on Form 8-K filed on January 27, 2016)

10.23	—
Settlement Agreement and General Release dated January 27, 2016, by and between
Malcolm S. Morris, Rebecca Ann Morris, Stewart Morris, Jr., as Trustee of The Malcolm S.
Morris Investment Trust, and Stewart Information Services Corporation (incorporated by reference in this report from Exhibit 10.1 of the Current Report on Form 8-K filed February
1, 2016)

Exhibit

10.24	—
Insurance Agreement, effective February 1, 2016, by and between Stewart Morris, Jr., Maco
Fowlkes, as Trustee of The 2000 Stewart Morris Jr. and Melissa Joy Birdsong Morris
Investment Trust dated September 1, 2000, and Stewart Information Services Corporation
(incorporated by reference in this report from Exhibit 10.2 of the Current Report on Form 8-K filed February 1, 2016)

10.25 †
Employment Agreement, effective January 1, 2017, by and between Stewart Information
Services Corporation and Stewart Morris, Jr. (incorporated by reference in this report from
Exhibit 10.3 of the Current Report on Form 8-K filed February 1, 2016)

10.26 †
Employment Agreement, effective January 1, 2017, by and between Stewart Information
Services Corporation and Malcolm S. Morris (incorporated by reference in this report from
Exhibit 10.4 of the Current Report on Form 8-K filed February 1, 2016)

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