Form 10-Q
period 2016-03-31
STEWART INFORMATION SERVICES CORP
filed 2016-04-29
CIK 94344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes      No ☑
On April 27, 2016, there were 23,351,822 shares of the issuer's Common Stock, $1 par value per share, outstanding.

FORM 10-Q QUARTERLY REPORT
QUARTER ENDED MARCH 31, 2016

As used in this report, “we,” “us,” “our,” "Registrant," the “Company” and “Stewart” mean Stewart Information Services Corporation and our subsidiaries, unless the context indicates otherwise.

PART I - FINANCIAL INFORMATION
Item 1. Unaudited Condensed Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	For the Three Months Ended March 31,
	2016	2015
	($000 omitted, except per share)
Revenues
Title insurance:
Direct operations	186,002	189,811
Agency operations	224,635	213,189
Ancillary services	22,035	40,772
Investment income	5,070	3,949
Investment and other gains – net	488	1,151
	438,230	448,872
Expenses
Amounts retained by agencies	183,844	175,800
Employee costs	150,209	162,495
Other operating expenses	87,711	88,775
Title losses and related claims	23,093	33,134
Depreciation and amortization	8,306	7,105
Interest	779	438
	453,942	467,747

Loss before taxes and noncontrolling interests	(15,712)	(18,875)
Income tax benefit	(6,648)	(7,531)

Net loss	(9,064)	(11,344)
Less net income attributable to noncontrolling interests	2,130	1,104
Net loss attributable to Stewart	(11,194)	(12,448)

Net loss	(9,064)	(11,344)
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	3,295	(6,499)
Change in net unrealized gains on investments	5,789	2,759
Reclassification of adjustment for gains included in net loss	(64)	(651)
	9,020	(4,391)

Comprehensive loss	(44)	(15,735)
Less net income attributable to noncontrolling interests	2,130	1,104
Comprehensive loss attributable to Stewart	(2,174)	(16,839)

Basic and diluted average shares outstanding (000)	23,348	23,990
Basic and diluted loss per share attributable to Stewart	(0.48)	(0.52)

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of March 31, 2016 (Unaudited)	As of December 31, 2015
	($000 omitted)
Assets
Cash and cash equivalents	108,753	179,067
Short-term investments	42,009	39,707
Investments in debt and equity securities available-for-sale, at fair value:
Statutory reserve funds	473,062	483,312
Other	153,301	96,537
	626,363	579,849
Receivables:
Notes	2,933	3,744
Premiums from agencies	33,627	36,393
Income taxes	9,945	1,914
Trade and other	47,221	49,453
Allowance for uncollectible amounts	(9,256)	(9,833)
	84,470	81,671
Property and equipment, at cost
Land	3,991	3,991
Buildings	22,829	22,898
Furniture and equipment	219,062	214,350
Accumulated depreciation	(171,579)	(169,870)
	74,303	71,369
Title plants, at cost	75,743	75,743
Real estate, at lower of cost or net realizable value	554	570
Investments in investees, on an equity method basis	9,381	9,628
Goodwill	217,722	217,722
Intangible assets, net of amortization	16,622	18,075
Deferred tax assets	2,737	4,949
Other assets	45,791	43,237
	1,304,448	1,321,587
Liabilities
Notes payable	115,905	102,399
Accounts payable and accrued liabilities	91,307	118,082
Estimated title losses	466,409	462,622
Deferred tax liabilities	2,336	1,356
	675,957	684,459
Contingent liabilities and commitments
Stockholders’ equity
Common and Class B Common Stock and additional paid-in capital	181,569	180,385
Retained earnings	437,605	455,519
Accumulated other comprehensive income (loss):
Unrealized investment gains on investments - net	15,128	9,403
Foreign currency translation adjustments	(10,065)	(13,360)
Treasury stock – 352,161 common shares, at cost	(2,666)	(2,666)
Stockholders’ equity attributable to Stewart	621,571	629,281
Noncontrolling interests	6,920	7,847
Total stockholders’ equity (23,351,264 and 23,341,106 shares outstanding)	628,491	637,128
	1,304,448	1,321,587
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2016	2015
	($000 omitted)
Reconciliation of net loss to cash used by operating activities:
Net loss	(9,064)	(11,344)
Add (deduct):
Depreciation and amortization	8,306	7,105
Provision for bad debt	711	449
Investment and other gains – net	(488)	(1,151)
Payments for title losses less than provisions	101	12,654
Insurance recoveries of title losses	312	263
Increase in receivables – net	(4,246)	(13,476)
Increase in other assets – net	(2,583)	(5,527)
Decrease in payables and accrued liabilities – net	(28,540)	(14,501)
Decrease in net deferred income taxes	(1,953)	(2,222)
Net income from equity investees	(341)	(588)
Dividends received from equity investees	581	694
Stock based compensation expense	1,395	1,044
Other – net	3,968	(270)
Cash used by operating activities	(31,841)	(26,870)

Investing activities:
Proceeds from investments available-for-sale sold	11,327	23,901
Proceeds from investments available-for-sale matured	260	9,802
Purchases of investments available-for-sale	(44,254)	(33,468)
Net purchases of short-term investments	(2,302)	(247)
Purchases of property and equipment, title plants and real estate – net	(5,494)	(4,979)
Cash paid for acquisition of subsidiaries	—	(3,958)
Other – net	387	543
Cash used by investing activities	(40,076)	(8,406)

Financing activities:
Payments on notes payable	(1,307)	(5,951)
Proceeds from notes payable	10,000	—
Distributions to noncontrolling interests	(3,028)	(1,677)
Repurchases of common stock	—	(1,393)
Cash dividends paid	(6,720)	—
Other – net	(240)	98
Cash used by financing activities	(1,295)	(8,923)

Effects of changes in foreign currency exchange rates	2,898	(3,213)
Decrease in cash and cash equivalents	(70,314)	(47,412)

Cash and cash equivalents at beginning of period	179,067	200,558
Cash and cash equivalents at end of period	108,753	153,146
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY (UNAUDITED)

	Common and Class B Common Stock ($1 par value)	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) income	Treasury stock	Noncontrolling interests	Total
	($000 omitted)
Balances at December 31, 2015	23,693	156,692	455,519	(3,957)	(2,666)	7,847	637,128
Net loss attributable to Stewart	—	—	(11,194)	—	—	—	(11,194)
Cash dividends on common stock ($0.30 per share)	—	—	(6,720)	—	—	—	(6,720)
Stock based compensation and other	10	1,385	—	—	—	—	1,395
Purchase of remaining interest in consolidated subsidiary	—	(211)	—	—	—	—	(211)
Net change in unrealized gains and losses on investments	—	—	—	5,789	—	—	5,789
Net realized gain reclassification	—	—	—	(64)	—	—	(64)
Foreign currency translation adjustments	—	—	—	3,295	—	—	3,295
Net income attributable to noncontrolling interests	—	—	—	—	—	2,130	2,130
Subsidiary dividends paid to noncontrolling interests	—	—	—	—	—	(3,028)	(3,028)
Net effect of changes in ownership and other	—	—	—	—	—	(29)	(29)
Balances at March 31, 2016	23,703	157,866	437,605	5,063	(2,666)	6,920	628,491

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1
Interim financial statements. The financial information contained in this report for the three months ended March 31, 2016 and 2015, and as of March 31, 2016, is unaudited. This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
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
C. Reclassifications. Certain amounts in the 2015 interim financial statements have been reclassified for comparative purposes. Net income attributable to Stewart, as previously reported, was not affected.
D. Restrictions on cash and investments. The Company maintains investments in accordance with certain statutory requirements for the funding of statutory premium reserves. Statutory reserve funds, which approximated $473.1 million and $483.3 million at March 31, 2016 and December 31, 2015, respectively, are required to be fully funded and invested in high-quality securities and short-term investments. In addition, included within cash and cash equivalents are statutory reserve funds of approximately $18.3 million and $17.2 million at March 31, 2016 and December 31, 2015, respectively. These cash statutory reserve funds are not restricted or segregated in depository accounts. If the Company fails to maintain minimum investments or cash and cash equivalents to meet statutory requirements, the Company may be subject to fines or other penalties, including potential revocation of its business license. These funds are not available for any other purpose. In the event that insurance regulators adjust the determination of the statutory premium reserves of the Company’s title insurers, these restricted funds as well as statutory surplus would correspondingly increase or decrease.
E. Recent significant accounting pronouncements. In January 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. (ASU) 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which, among others, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; and (iv) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements. This ASU is effective for annual and interim periods beginning after December 15, 2017 and early adoption is prohibited. The Company expects the adoption of this ASU will impact the presentation of the consolidated financial statements and related disclosures.
In February 2016, the FASB issued ASU 2016-02, Leases, which amended several provisions of Topic 842 (Leases) which include the requirement to recognize in the balance sheet a liability to make lease payments and a right-of-use asset representing the right to use the underlying asset for the lease term. This ASU is effective for annual and interim periods beginning after December 15, 2018 and early adoption is allowed. An entity will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company is currently assessing the impact of adopting this ASU which may be material to the consolidated balance sheets.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplified several aspects of the accounting for share-based transactions, including accounting and cash flow classification for excess tax benefits and deficiencies, forfeitures and tax withholding requirements and cash flow classification. This ASU is effective for annual and interim periods beginning after December 15, 2016 and early adoption is allowed provided the entire ASU is adopted. The Company is currently assessing the impact that the adoption of this ASU will have on the consolidated financial statements.

NOTE 2
Investments in debt and equity securities available-for-sale. The amortized costs and fair values follow:

	March 31, 2016		December 31, 2015
	Amortized costs	Fair values	Amortized costs	Fair values
	($000 omitted)
Debt securities:
Municipal	69,999	72,397	70,300	72,008
Corporate	334,781	346,654	303,870	309,461
Foreign	156,875	161,484	149,914	153,221
U.S. Treasury Bonds	13,801	13,894	13,803	13,906
Equity securities	27,634	31,934	27,497	31,253
	603,090	626,363	565,384	579,849
Foreign debt securities consist primarily of Canadian government and corporate bonds, United Kingdom treasury bonds, and Mexican government bonds. Equity securities consist of common stocks and master limited partnerships.
Gross unrealized gains and losses were:

	March 31, 2016		December 31, 2015
	Gains	Losses	Gains	Losses
	($000 omitted)
Debt securities:
Municipal	2,399	1	1,720	12
Corporate	12,128	255	7,700	2,109
Foreign	4,780	171	3,789	482
U.S. Treasury Bonds	95	2	128	25
Equity securities	5,660	1,360	4,842	1,086
	25,062	1,789	18,179	3,714
Debt securities as of March 31, 2016 mature, according to their contractual terms, as follows (actual maturities may differ due to call or prepayment rights):

	Amortized costs	Fair values
	($000 omitted)
In one year or less	46,184	46,308
After one year through five years	248,586	256,004
After five years through ten years	217,047	224,775
After ten years	63,639	67,342
	575,456	594,429

Gross unrealized losses on investments and the fair values of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2016, were:

	Less than 12 months		More than 12 months		Total
	Losses	Fair values	Losses	Fair values	Losses	Fair values
	($000 omitted)
Debt securities:
Municipal	1	1,256	—	—	1	1,256
Corporate	225	30,154	30	5,020	255	35,174
Foreign	65	34,396	106	3,976	171	38,372
U.S. Treasury Bonds	2	3,601	—	—	2	3,601
Equity securities	1,120	7,819	240	1,021	1,360	8,840
	1,413	77,226	376	10,017	1,789	87,243
The number of investment securities in an unrealized loss position as of March 31, 2016 was 96, 5 securities of which were in unrealized loss positions for more than 12 months. Since the Company does not intend to sell and will more-likely-than-not maintain each investment security until its maturity or anticipated recovery, and no significant credit risk is deemed to exist, these investments are not considered other-than-temporarily impaired.
Gross unrealized losses on investments and the fair values of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2015, were:

	Less than 12 months		More than 12 months		Total
	Losses	Fair values	Losses	Fair values	Losses	Fair values
	($000 omitted)
Debt securities:
Municipal	9	2,230	3	1,615	12	3,845
Corporate	1,461	83,565	648	32,871	2,109	116,436
Foreign	322	35,008	160	3,155	482	38,163
U.S. Treasury Bonds	6	1,195	19	3,583	25	4,778
Equity securities	720	4,440	366	3,224	1,086	7,664
	2,518	126,438	1,196	44,448	3,714	170,886
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

As of March 31, 2016, financial instruments measured at fair value on a recurring basis are summarized below:

	Level 1	Level 2	Fair value measurements
	($000 omitted)
Investments available-for-sale:
Debt securities:
Municipal	—	72,397	72,397
Corporate	—	346,654	346,654
Foreign	—	161,484	161,484
U.S. Treasury Bonds	—	13,894	13,894
Equity securities	31,934	—	31,934
	31,934	594,429	626,363
As of December 31, 2015, financial instruments measured at fair value on a recurring basis are summarized below:

	Level 1	Level 2	Fair value measurements
	($000 omitted)
Investments available-for-sale:
Debt securities:
Municipal	—	72,008	72,008
Corporate	—	309,461	309,461
Foreign	—	153,221	153,221
U.S. Treasury Bonds	—	13,906	13,906
Equity securities	31,253	—	31,253
	31,253	548,596	579,849

As of March 31, 2016, Level 1 financial instruments consist of equity securities. Level 2 financial instruments consist of municipal, governmental and corporate bonds, both U.S. and foreign. In accordance with the Company’s policies and guidelines which incorporate relevant statutory requirements, the Company’s third-party registered investment manager invests only in securities rated as investment grade or higher by the major rating services, where observable valuation inputs are significant. All municipal, foreign, and U.S. Treasury bonds are valued using a third-party pricing service, and the corporate bonds are valued using the market approach, which includes three to ten inputs from relevant market sources, including Financial Industry Regulatory Authority’s (FINRA) Trade Reporting and Compliance Engine (TRACE) and independent broker/dealer quotes, bids and offerings, as well as other relevant market data, such as securities with similar characteristics (i.e. sector, rating, maturity, etc.). Broker/dealer quotes, bids and offerings mentioned above are gathered (typically three to ten) and a consensus risk premium spread (credit spread) over risk-free Treasury yields is developed from the inputs obtained, which is then used to calculate the resulting fair value.
There were no transfers of investments between Level 1 and Level 2 during the three months ended March 31, 2016 and 2015.

NOTE 4
Investment income. Gross realized investment and other gains and losses follows:

	For the Three Months Ended March 31,
	2016	2015
	($000 omitted)
Realized gains	3,937	1,554
Realized losses	(3,449)	(403)
	488	1,151
Expenses assignable to investment income were insignificant. There were no significant investments as of March 31, 2016 that did not produce income during the year.

For the three months ended March 31, 2016, investment and other gains – net included $1.6 million of net realized gains due to changes in the fair values of contingent consideration liabilities associated with certain prior year acquisitions, partially offset by $1.4 million of office closure costs. For the three months ended March 31, 2015, investments and other gains - net included $1.2 million of net realized gains from the sale of investments available-for-sale.
Proceeds from the sale of investments available-for-sale follows:

	For the Three Months Ended March 31,
	2016	2015
	($000 omitted)
Proceeds from sale of investments available-for-sale	11,327	23,901

NOTE 5
Share-based incentives. During the first quarters 2016 and 2015, the Company granted executives and senior management shares of restricted common stock which are time-based. Prior to 2016, time-based restricted common stock grants vest at the end of three years after the grant date, while the 2016 grants will vest on each of the first three anniversaries of the date of grant. The Company also granted performance-based shares of restricted common stock which vest upon achievement of certain financial objectives over a period of three years. The aggregate fair values of these awards at grant date in 2016 and 2015 were $3.9 million (105,000 shares with an average grant price of $37.33) and $4.2 million (113,000 shares with an average grant price of $37.04), respectively. Awards were made pursuant to the Company’s employee incentive compensation plans and the compensation expense associated with restricted stock awards is recognized over the corresponding vesting period.

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

The calculation of the basic and diluted loss per share is as follows:

	For the Three Months Ended March 31,
	2016	2015
	($000 omitted, except per share)
Numerator:
Net loss attributable to Stewart	(11,194)	(12,448)

Denominator (000):
Basic and diluted average shares outstanding	23,348	23,990

Basic and diluted loss per share attributable to Stewart	(0.48)	(0.52)

NOTE 7
Contingent liabilities and commitments. In the ordinary course of business, the Company guarantees the third-party indebtedness of certain of its consolidated subsidiaries. As of March 31, 2016, the maximum potential future payments on the guarantees are not more than the related notes payable recorded in the condensed consolidated balance sheets. The Company also guarantees the indebtedness related to lease obligations of certain of its consolidated subsidiaries. The maximum future obligations arising from these lease-related guarantees are not more than the Company’s future minimum lease payments. As of March 31, 2016, the Company also had unused letters of credit aggregating $5.6 million related to workers’ compensation and other insurance. The Company does not expect to make any payments on these guarantees.

NOTE 8
Segment information. Prior to 2016, the Company reported three operating segments: title insurance and related services (title), mortgage services and corporate. Effective in the first quarter 2016, as a result of restructuring and streamlining the management of the mortgage services operations, the Company began reporting two operating segments: title and ancillary services and corporate. The centralized title services business, previously included in the mortgage services segment, is now included in the title segment. The remaining operations of the mortgage services segment, principally valuation services, government services and loan file review and audit, are not material, in the aggregate, for separate segment presentation and are now included in the ancillary services and corporate segment. In addition, the Company began allocating the costs of its centralized administrative services departments to the respective operating businesses. The new operating segments reflect the current manner that management uses in allocating resources and assessing performance of the Company's businesses.

The title segment provides services needed to transfer title to property in a real estate transaction and includes services such as searching, examining, closing and insuring the condition of the title to the property. In addition, the title segment includes centralized title services, home and personal insurance services and Internal Revenue Code Section 1031 tax-deferred exchanges. The ancillary services and corporate segment consists principally of services related to valuation services to large lenders, government services and loan file and review and audit (referred to as ancillary services and other operations). Also included in the ancillary services and corporate segment are expenses of the parent holding company and certain other enterprise-wide overhead costs.

Selected statement of operations and loss information related to these segments is as follows using restated prior year period amounts to conform to the new segment presentation:

	For the Three Months Ended March 31,
	2016	2015
	($000 omitted)
Title segment:
Revenues	413,163	406,897
Depreciation and amortization	2,985	3,243
Loss before taxes and noncontrolling interest	(995)	(11,395)

Ancillary services and corporate segment:
Revenues	25,067	41,975
Depreciation and amortization	5,321	3,862
Loss before taxes and noncontrolling interest	(14,717)	(7,480)

Consolidated Stewart:
Revenues	438,230	448,872
Depreciation and amortization	8,306	7,105
Loss before taxes and noncontrolling interest	(15,712)	(18,875)

The Company does not provide asset information by reportable operating segment as it does not routinely evaluate the asset position by segment.

Revenues generated in the United States and all international operations are as follows:

	For the Three Months Ended March 31,
	2016	2015
	($000 omitted)
United States	417,589	429,209
International	20,641	19,663
	438,230	448,872

NOTE 9
Regulatory and legal developments. The Company is subject to claims and lawsuits arising in the ordinary course of its business, most of which involve disputed policy claims. In some of these lawsuits, the plaintiff seeks exemplary or treble damages in excess of policy limits. The Company does not expect that any of these proceedings will have a material adverse effect on its consolidated financial condition or results of operations. Along with the other major title insurance companies, the Company is party to a number of class action lawsuits concerning the title insurance industry. The Company believes that it has adequate reserves for the various litigation matters and contingencies discussed above and that the likely resolution of these matters will not materially affect its consolidated financial condition or results of operations.
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

NOTE 10
Other comprehensive income (loss). Changes in the balances of each component of other comprehensive income (loss) and the related tax effects are as follows:

	For the Three Months Ended March 31, 2016			For the Three Months Ended March 31, 2015
	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount
	($000 omitted)			($000 omitted)
Unrealized investment gains on investments - net:
Change in net unrealized gains on investments	8,906	3,117	5,789	4,245	1,486	2,759
Less: reclassification adjustment for net gains included in net loss	(98)	(34)	(64)	(1,002)	(351)	(651)
Net unrealized gains	8,808	3,083	5,725	3,243	1,135	2,108

Foreign currency translation adjustments	5,357	2,062	3,295	(8,942)	(2,443)	(6,499)

Other comprehensive income (loss)	14,165	5,145	9,020	(5,699)	(1,308)	(4,391)

NOTE 11
Exit activities. During the third quarter 2015, management approved the exit plan for the delinquent loan servicing activities, which are included in the ancillary services and corporate segment. The decision was based on continued pricing pressures on existing contracts and decreased demand for these services. Since the announcement, the Company has operated the delinquent loan servicing business on a phased exit schedule. As of March 31, 2016, the Company has completed its exit of the business, for which total cumulative charges incurred amounted to $6.4 million, comprised of $1.6 million of employee termination benefits, $2.3 million of accrued early lease termination costs and $2.5 million of accelerated depreciation of assets. Of these amounts, approximately $0.4 million of employee termination benefits, $1.3 million of accrued early lease termination costs and $1.1 million of accelerated depreciation of assets were recorded during the quarter ended March 31, 2016 and are included within the employee costs, investments and other gains - net and depreciation and amortization lines, respectively, in the consolidated statement of operations and comprehensive income (loss).
A summary of changes in the outstanding liabilities related to the exit plan is as follows:

	Liability for employee termination benefits	Liability for early lease termination	Total
	($000 omitted)
Balances at December 31, 2015	760	952	1,712
Accrual for:
Severance expenses	442	—	442
Early lease termination costs	—	1,330	1,330
Reclassification of deferred rent balance	—	399	399
Payments	(310)	(97)	(407)
Balances at March 31, 2016	892	2,584	3,476

NOTE 12
Class B Common Stock conversion. On January 26, 2016, the Company entered into an Exchange Agreement with the holders of Class B Common Stock relating to the exchange of 1,050,012 Class B Common Stock shares, representing all outstanding Class B Common Stock, for 1,050,012 shares of Common Stock plus $12.0 million in aggregate cash. The Exchange Agreement was subject to the approval by the Company's stockholders.

On April 27, 2016, the Company's stockholders approved the Exchange Agreement and the related amendments to the Company's by-laws and certificate of incorporation. On the same date after the stockholders' approval, the Company issued 1,050,012 shares of Common Stock plus $12.0 million cash in exchange for the retirement of the outstanding 1,050,012 Class B Common Stock shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S OVERVIEW

We reported a net loss attributable to Stewart of $11.2 million, or $(0.48) per diluted share, for the first quarter 2016 compared to a net loss attributable to Stewart of $12.4 million, or $(0.52) per diluted share, for the first quarter 2015. Pretax loss before noncontrolling interests for the first quarter 2016 was $15.7 million compared to pretax loss of $18.9 million for the first quarter 2015.

Effective in the first quarter 2016, as a result of restructuring and streamlining the management of the mortgage services operations, we revised the presentation of our operating segments to reflect two segments: title, and ancillary services and corporate. Our centralized title services business, formerly included in the mortgage services segment, is now included in the title segment. The remaining operations of the former mortgage services segment (referred to as ancillary services operations), principally valuation services, government services, and loan file review and audit, are not material, in the aggregate, for separate segment presentation and are now included in the ancillary services and corporate segment. Also, costs of our centralized internal services departments are now fully charged to the respective operating businesses, and corporate operations consist principally of the parent holding company and certain other enterprise-wide overhead costs. The new operating segments reflect the current manner that we use in allocating resources and assessing performance of our businesses.

First quarter 2016 results were impacted by:

•
$2.8 million recorded in the ancillary services and corporate segment relating to our previously announced exit of the delinquent loan servicing operations (including a $1.3 million realized loss associated with early lease termination costs),

•	$2.2 million recorded in the ancillary services and corporate segment for costs associated with the Class B common stock conversion and the previously disclosed life insurance settlement,

•	$3.6 million of litigation expense recorded in the ancillary services and corporate segment, and

•
$1.6 million net realized gain due to changes in estimated contingent consideration associated with certain prior year acquisitions (realized gain of $3.6 million recorded in the corporate and other segment and realized loss of $2.0 million recorded in the title segment).

First quarter 2015 results were impacted by:

•	$8.5 million of aggregate costs, recorded primarily in the ancillary services and corporate segment, related to the cost management program and shareholder settlement, and

•	$11.8 million of reserve strengthening charges in the title segment related to large losses on prior year title policies.

Our title segment revenues, which now include revenues from our centralized title services, were $413.2 million for the first quarter 2016, an increase of 1.5% from the first quarter 2015 and a decrease of 12.7% from the fourth quarter 2015. In the first quarter 2016, the title segment generated a pretax loss of $1.0 million, a (0.2)% margin, compared to the first quarter 2015 pretax loss of $11.4 million, a (2.8)% margin. As discussed earlier, the first quarter 2016 results include the $2.0 million realized loss, while the first quarter 2015 results included $11.8 million of reserve strengthening charges. Following the usual seasonal pattern, the first quarter 2016 pretax income declined sequentially from the pretax income of $12.3 million, a 2.6% margin, reported in the fourth quarter 2015.

Our title segment continues to show year over year improvement in pretax margin, generating positive operating earnings, despite the first quarter traditionally being the weakest residential resale volume quarter of the year and, in addition, facing headwinds stemming from declining refinance volume and continued industry inefficiencies related to the new integrated disclosure requirements. While our centralized title operations were strongly affected by a 28% decline in revenues, our agency operations reported solid increases both in gross revenues and in remittance rates. Domestic commercial revenues continued to show year over year growth. We believe the negative impact of the integrated disclosure rules introduced last October moderated during the quarter, and we do not expect this to materially influence operations going forward. We will maintain our focus on disciplined and accountable sales growth and cost management to further improve margins and reduce risks.

Revenues generated by our ancillary services and corporate segment declined to $25.1 million in the first quarter 2016 from $42.0 million in the first quarter 2015 and increased from $24.1 million in the fourth quarter 2015. The revenue decline from the first quarter 2015 is primarily attributable to reduced volumes within our delinquent loan servicing operations as that business was wound-down. The segment reported a pretax loss of $14.7 million in the first quarter 2016 as compared with pretax losses of $7.5 million and $9.2 million in the first and fourth quarters 2015, respectively.

We completed the previously announced exit of the delinquent loan servicing operations on schedule as of the end of the quarter. We incurred $2.8 million of exit-related costs during the first quarter 2016 which included $1.3 million of early lease termination charges, $1.1 million of accelerated depreciation and $0.4 million of severance expenses. We have recognized approximately $6.4 million of cumulative charges related to the exit from these operations, in line with our previously disclosed estimate of $5.0 - $7.0 million.

CRITICAL ACCOUNTING ESTIMATES
The preparation of the Company’s Consolidated Financial Statements requires management to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures surrounding contingencies and commitments.
Actual results can differ from our accounting estimates. While we do not anticipate significant changes in our estimates, there is a risk that such changes could have a material impact on our consolidated financial condition or results of operations for future periods. During the three months ended March 31, 2016, we made no material changes to our critical accounting estimates as previously disclosed in Management’s Discussion and Analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
Operations. As discussed in Note 8 to the condensed consolidated financial statements and the above section, we changed our reportable operating segments to title insurance and related services (title) and ancillary services and corporate. Our primary business is title insurance and settlement-related services. We close transactions and issue title policies on homes, commercial and other real properties located in all 50 states, the District of Columbia and international markets through policy-issuing offices, agencies and centralized title services centers. Our ancillary services and corporate segment includes our remaining ancillary services operations, principally valuation services, government services, and loan file review and audit, along with our parent holding company expenses and certain enterprise-wide overhead costs.
Factors affecting revenues. The principal factors that contribute to changes in operating revenues for our operating segments include:

•	mortgage interest rates;

•	availability of mortgage loans;

•	ability of potential purchasers to qualify for loans;

•	inventory of existing homes available for sale;

•	ratio of purchase transactions compared with refinance transactions;

•	ratio of closed orders to open orders;

•	home prices;

•	volume of distressed property transactions;

•	consumer confidence, including employment trends;

•	demand by buyers;

•	number of households;

•	premium rates;

•	foreign currency exchange rates;

•	market share;

•	independent agency remittance rates;

•	opening of new offices and acquisitions;

•	number of commercial transactions, which typically yield higher premiums;

•	government or regulatory initiatives, including tax incentives and the implementation of the new integrated disclosure requirements;

•	acquisitions or divestitures of businesses; and

•	seasonality and/or weather.

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

RESULTS OF OPERATIONS
Comparisons of our results of operations for the three months ended March 31, 2016 with the three months ended March 31, 2015 are set forth below. Factors contributing to fluctuations in the results of operations are presented in the order of their monetary significance, and we have quantified, when necessary, significant changes. Segment results are included in the discussions and, when relevant, are discussed separately.
Our statements on home sales and loan activity are based on published industry data from sources including Fannie Mae, the National Association of Realtors®, the Mortgage Bankers Association and Freddie Mac. We also use information from our direct operations.
Operating environment. Actual existing home sales in the first quarter 2016 increased 5.6% from the first quarter 2015. March existing home sales totaled 420,000, which was up 33.8% from the prior month and up 3.7% from a year ago. Further, the March median and average home prices rose 5.7% and 3.5%, respectively, as compared to the prior year. March housing starts declined 8.8% sequentially from February and were up 14.2% from a year ago. Newly issued building permits in March decreased 7.7% sequentially from February and were up 4.6% from a year ago. According to Fannie Mae, one-to-four family residential lending declined from $394 billion in the first quarter 2015 to $331 billion in the first quarter 2016, driven by about a $63 billion, or 27%, decrease in refinance originations. Purchase lending during the first quarter 2016 was flat compared to first quarter 2015. On average, refinance title premium rates are 60% of the premium rates for a similarly priced sale transaction.

Effective October 3, 2015, the Consumer Financial Protection Bureau (CFPB)’s integrated disclosure rule for mortgage loan applications, known as "Know Before You Owe", imposed new requirements for us and other mortgage industry participants regarding required mortgage disclosures and forms. Compliance with the integrated disclosure also altered related business processes and interactions with customers. In the rule's early phase of implementation, we believe these changes led to inefficiencies during the mortgage processing and closing stages of real estate transactions, though we believe the negative effects moderated during the first quarter 2016. Going forward, we do not expect the new rule to materially influence our operations. Stewart has approached the implementation of the disclosure rule and other regulations as an opportunity to discover new ways to provide better transparency and service to all parties involved in a real estate transaction.
Title revenues. Revenues from direct title operations, which include residential, commercial, international and centralized services transactions, decreased $3.8 million, or 2.0%, in the first quarter 2016 compared to the first quarter 2015. This decrease was primarily due to a decline in our refinancing orders of 24.1% in the first quarter 2016 compared to the prior year quarter. Revenues from our centralized title operations, which primarily process refinancing orders, decreased $6.5 million, or 28.2%, in the first quarter 2016 compared to the first quarter 2015. This decline is consistent with the industry-wide trend of U.S. residential refinancing originations sales decreasing by 27% in the first quarter 2016 compared with the first quarter 2015. Partially offsetting these declines was a 3.9% increase in commercial revenues to $42.7 million in the first quarter 2016 from $41.1 million in the first quarter 2015. Our residential revenues, which are by far the majority of direct revenue, were up about 1.0 percent. International revenues continue to face the challenge of a strong U.S. dollar, but were up on a local currency basis.

Total orders opened and closed decreased by approximately 28,500, or 21.0%, and 11,100, or 12.9%, respectively, in the first quarter 2016 compared to the same period in 2015. Refinancing orders closed decreased by approximately 7,800, or 24.1%, and commercial orders closed decreased by approximately 2,400, or 23.9%, in the first quarter 2016 compared to first quarter 2015. Residential purchase orders closed increased slightly in the first quarter 2016 compared to the first quarter 2015.

Orders information for the three months ended March 31 is as follows:

	Three Months Ended
	2016	2015
Opened Orders:
Commercial	11,311	14,610
Purchase	59,081	60,092
Refinance	33,467	54,944
Other	3,447	6,220
Total	107,306	135,866

Closed Orders:
Commercial	7,618	10,014
Purchase	38,709	38,506
Refinance	24,531	32,301
Other	3,785	4,919
Total	74,643	85,740
Our direct operations include local offices and international operations, and we generate commercial revenues both domestically and internationally. U.S. commercial revenues increased $1.7 million, or 4.6%, in the first quarter 2016 compared to the same period in 2015. International revenues grew on a local currency basis; however, the strengthening of the U.S. dollar offset this increase resulting in about the same total international direct revenues in the first quarter 2016 as compared to the prior year quarter. Note that fluctuations in exchange rates affect our consolidated reporting only, as our international operations are conducted almost entirely in local currencies. Overall, total commercial revenues increased by $1.6 million, or 3.9%, in the first quarter 2016 compared to first quarter 2015. Of our total title revenues, direct revenues constituted 45.3% and 47.1% in the first quarters 2016 and 2015, respectively.

Revenues from independent agency operations increased $11.4 million, or 5.4%, in the first quarter 2016 compared to the first quarter 2015. Net of agency retention, first quarter 2016 independent agency revenues increased $3.4 million, 9.1% compared to the first quarter 2015. Although we do not have opened and closed order data from independent agencies, revenues from them fluctuate based on the same general factors that influence revenues from direct title operations, except that they are generally not as exposed to refinancing transactions processed by a central services operation. Consistent with our strategy for this channel, our focus is on increasing profit margins in every state, increasing premium revenue in states where remittance rates are above 20%, and maintaining the quality of our agency network, which we believe to be the industry’s best, in order to mitigate claims risk and drive consistent future performance. While market share is important in our agency operations channel, it is not as important as margins, risk mitigation and profitability.
Ancillary services revenues. Ancillary services operating revenues decreased $18.7 million, or 46.0%, in the first quarter 2016 compared to the first quarter 2015. The revenue decline from the first quarter 2015 is primarily attributable to reduced volumes within our delinquent loan servicing operations as that business was wound-down by the end of the first quarter 2016 as planned. As discussed earlier, our ancillary services operations, principally valuation services, government services, and loan file review and audit, are included within the ancillary services and corporate segment as they are not material in the aggregate.
Investment income. Investment income for the first quarter 2016 increased $1.1 million, or 28.4%, compared to the prior year quarter as a result of the increase in our investment portfolio and the improvement in market conditions. Certain investment gains and losses, which are included in our results of operations in investment and other gains - net, were realized as part of the ongoing management of our investment portfolio for the purpose of improving performance.

For the three months ended March 31, 2016, investment and other gains – net included $1.6 million of net realized gains due to changes in the fair values of contingent consideration liabilities associated with certain prior year acquisitions, partially offset by $1.4 million of office closure costs. For the three months ended March 31, 2015, investments and other gains - net included $1.2 million of net realized gains from the sale of investments available-for-sale.

Retention by agencies. Amounts retained by title agencies are based on agreements between agencies and our title underwriters. On average, amounts retained by independent agencies, as a percentage of revenues generated by them, were 81.8% and 82.5% in the first quarters 2016 and 2015, respectively. The improvement in the retention ratio was the result of increased business from agencies in higher remitting states (Florida) combined with declines in lower remitting states (California and Texas). The average retention percentage may vary from quarter-to-quarter due to the geographic mix of agency operations, the volume of title revenues and, in some states, laws or regulations. Due to the variety of such laws or regulations, as well as competitive factors, the average retention rate can differ significantly from state to state. In addition, a high proportion of our independent agencies are in states with retention rates greater than 80%. Consequently, we expect our average annual retention percentage to remain in the 81% - 82% range over the near to medium term.

Employee costs. Total employee costs for the first quarter 2016 decreased $12.3 million, or 7.6%, from the first quarter 2015 as a result of our recently-completed cost management program, as well as reductions in employee counts tied to volume declines. Average employee counts decreased approximately 7.2% in the first quarter 2016 compared to the first quarter 2015. As a percentage of total operating revenues, employee costs decreased to 34.7% in the first quarter 2016 from 36.6% in the first quarter 2015. The first quarter 2016 employee costs included $0.4 million of severance charges, while the first quarter 2015 results included $1.1 million of severance charges. Excluding the impact of severance in both periods, employee costs fell 7.2% compared to the 2.5% decline in operating revenue.

Employee costs in the title segment increased $1.8 million, or 1.7%, in the first quarter 2016 compared to the same period in 2015 as the result of increased commissions and incentive compensation on higher overall title and commercial revenues. In our ancillary services and corporate segment, employee costs decreased $14.1 million, or 25.9%, in the first quarter 2016 compared to the same period in 2015 primarily due to our recently-completed cost management program, the exiting of the delinquent loan servicing business and other reductions due to declines in transaction volume.
Other operating expenses. Other operating expenses include costs that are fixed in nature, costs that follow, to varying degrees, changes in transaction volumes and revenues and costs that fluctuate independently of revenues. Costs that are fixed in nature include attorney and professional fees, third-party-outsourcing provider fees, equipment rental, insurance, rent and other occupancy expenses, repairs and maintenance, technology costs, telephone and title plant expenses. Costs that follow, to varying degrees, changes in transaction volumes and revenues include fee attorney splits, bad debt expenses, ancillary service expenses, copy supplies, delivery fees, outside search fees, postage, premium taxes and title plant maintenance expenses. Costs that fluctuate independently of revenues include general supplies, litigation defense, business promotion and marketing and travel.

In the first quarter 2016 compared to the first quarter 2015, consolidated other operating expenses decreased $1.1 million, or 1.2%. As a percentage of total operating revenues, other operating expenses were 20.3% and 20.0% in the first quarters 2016 and 2015, respectively. During the first quarter 2016, we incurred other operating expenses of $2.2 million associated with the previously reported life insurance settlement and Class B common stock conversion, and $3.6 million of litigation-related expenses, while during the first quarter 2015, we incurred an aggregate $7.4 million of other operating expenses related to the cost management program and shareholder settlement. Excluding these non-operating charges and litigation expenses, other operating expenses as a percentage of operating revenues were 18.9% and 18.3% in the first quarters 2016 and 2015, respectively, with the first quarter 2016 ratio being unfavorably influenced by the new outsourcing costs as well as lower operating revenues.

Costs that follow, to varying degrees, changes in transaction volumes and revenues increased $1.6 million, or 4.7%, in the first quarter 2016 due to increased fee attorney splits, outside search fees and premium taxes on the increased overall title revenues. Costs that fluctuate independently of revenues decreased $2.6 million, or 21.9%, in the first quarter 2016 due to decreased marketing and travel costs. Costs that are fixed in nature increased $1.6 million, or 4.4%, in the first quarter 2016 due to incurred third-party outsourcing provider fees.
Title losses. Provisions for title losses, as a percentage of title revenues and including adjustments for certain large claims and escrow losses, were 5.6% and 8.2% for the first quarters 2016 and 2015, respectively. Title loss expense decreased 30.3% from $33.1 million in the first quarter 2015 to $23.1 million in the first quarter 2016 primarily as a result of an $11.8 million title policy loss reserve strengthening charge relating to several large prior year policies recorded in the first quarter 2015. Excluding this 2015 reserve adjustment, the title loss ratio would be 5.3% for the first quarter 2015. The title loss ratio in any given quarter can be significantly influenced by new large claims incurred as well as adjustments to reserves for existing large claims.

Cash claim payments in the first quarter 2016 increased 12.3% from the same period in 2015 due to the timing of payments made on large claims from prior policy years. We continue to manage and resolve large claims prudently and in keeping with our commitments to our policyholders.

The composition of title policy loss expense is as follows:

	For the Three Months Ended March 31,
	2016	2015
	($ in millions)
Provisions – known claims:
Current year	2.9	7.4
Prior policy years	16.3	20.5
	19.2	27.9
Provisions – IBNR
Current year	20.1	25.6
Prior policy years	0.1	0.1
	20.2	25.7
Transferred to known claims	(16.3)	(20.5)
Total provisions	23.1	33.1

Provisions for known claims arise primarily from prior policy years as claims are not typically reported until several years after policies are issued. Provisions - Incurred But Not Reported (IBNR) are estimates of claims expected to be incurred over the next 20 years; therefore, it is not unusual or unexpected to experience adjustments to the provisions in both current and prior policy years as additional loss experience on policy years is obtained. This loss experience may result in changes to our estimate of total ultimate losses expected (i.e., the IBNR policy loss reserve). As claims become known, provisions are reclassified from IBNR to known claims. Adjustments relating to large losses (those individually in excess of $1.0 million) may impact provisions either for known claims or for IBNR.

Known claims provisions decreased $8.7 million, or 31.2%, in the first quarter 2015 compared to the same period in 2015 primarily as a result of adjustments to existing claims on policies issued in previous years. Current year provisions - IBNR are recorded on policies issued in the current year as a percentage of premiums realized (provisioning rate). Current year provisions - IBNR decreased $5.5 million, or 21.5%, in the first quarter 2016 compared to the first quarter 2015. As a percentage of title operating revenues, provisions - IBNR for the current policy year decreased to 4.9% in the first quarter 2016 from 6.4% in the first quarter 2015 due to a decrease in the provisions for large claims.

In addition to title policy claims, we incur losses in our direct operations from escrow, closing and disbursement functions. These escrow losses typically relate to errors or other miscalculations of amounts to be paid at closing, including timing or amount of a mortgage payoff, payment of property or other taxes and payment of homeowners’ association fees. Escrow losses also arise in cases of mortgage fraud, and in those cases the title insurer incurs the loss under its obligation to ensure that an unencumbered title is conveyed. Escrow losses are recognized as expense when discovered or when contingencies associated with them (such as litigation) are resolved and are typically paid less than 12 months after the loss is recognized. For the first quarter 2016, we had no material escrow charges compared to the $5.6 million for the first quarter 2015, for policy loss reserves relating to legacy escrow losses arising principally from mortgage fraud.

Total title policy loss reserve balances:

	March 31, 2016	December 31, 2015
	($000 omitted)
Known claims	79.1	83.2
IBNR	387.3	379.4
Total estimated title losses	466.4	462.6

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

Depreciation and amortization. Depreciation and amortization expense increased $1.2 million, or 16.9%, in the first quarter 2016 compared to the first quarter 2015 primarily due to the $1.1 million of accelerated depreciation charges in the first quarter 2016 relating to our exit from the delinquent loan servicing operations.

Income taxes. Our effective tax rates were 37.3% and 37.7% for the first quarters 2016 and 2015, respectively, based on our loss before taxes, after deducting income attributable to noncontrolling interests, of $(17.8) million and $(20.0) million for the first quarters 2016 and 2015, respectively.

LIQUIDITY AND CAPITAL RESOURCES
Our liquidity and capital resources reflect our ability to generate cash flow to meet our obligations to stockholders, customers (payments to satisfy claims on title policies), vendors, employees, lenders and others. As of March 31, 2016, our cash and investments, including amounts reserved pursuant to statutory requirements, aggregated $777.1 million ($285.8 million net of statutory reserves). Of our total cash and investments at March 31, 2016, $572.2 million was held in the United States and the rest internationally, principally Canada.

Cash held at the parent company totaled $5.1 million at March 31, 2016. As a holding company, the parent company is funded principally by cash from its subsidiaries in the form of dividends, operating and other administrative expense reimbursements and pursuant to intercompany tax sharing agreements. The expense reimbursements are paid in accordance with management agreements, approved by the Texas Department of Insurance (TDI), among us and our subsidiaries. In addition to funding operating expenses, cash held at the parent company is used for dividend payments to common stockholders and for stock repurchases, if any. To the extent such uses exceed cash available, the parent company is dependent on distributions from its regulated title insurance underwriter, Stewart Title Guaranty Company (Guaranty).

A substantial majority of our consolidated cash and investments as of March 31, 2016 was held by Guaranty and its subsidiaries. The use and investment of these funds, dividends to the parent company, and cash transfers between Guaranty and its subsidiaries and the parent company are subject to certain legal and regulatory restrictions. In general, Guaranty may use its cash and investments in excess of its legally-mandated statutory premium reserve (established in accordance with requirements under Texas law) to fund its insurance operations, including claims payments. Guaranty may also, subject to certain limitations, provide funds to its subsidiaries (whose operations consist principally of field title offices and ancillary services operations) for their operating and debt service needs.

We maintain investments in accordance with certain statutory requirements in the states of domicile of our underwriters for the funding of statutory premium reserves. Statutory premium reserves, which approximated $473.1 million and $483.3 million at March 31, 2016 and December 31, 2015, respectively, are required to be fully funded and invested in high-quality securities and short-term investments. In addition, included within cash and cash equivalents are statutory reserve funds of approximately $18.3 million and $17.2 million at March 31, 2016 and December 31, 2015, respectively. These cash statutory reserve funds are not restricted or segregated in depository accounts. If the Company fails to maintain minimum investments or cash and cash equivalents sufficient to meet statutory requirements, the Company may be subject to fines or other penalties, including potential revocation of its business license. As of March 31, 2016, our known claims reserve totaled $79.1 million and our statutory estimate of claims that may be reported in the future totaled $387.3 million. In addition to this, we had cash and investments (excluding equity method investments) of $197.3 million which are available for underwriter operations, including claims payments.

The ability of Guaranty to pay dividends to its parent is governed by Texas insurance law. The TDI must be notified of any dividend declared, and any dividend in excess of a statutory maximum (20% of surplus, which approximated $100.4 million as of December 31, 2015) would be, by regulation, considered extraordinary and subject to pre-approval by the TDI. Also, the Texas Insurance Commissioner may raise an objection to a planned distribution during the notification period. Guaranty’s actual ability or intent to pay dividends to its parent may be constrained by business and regulatory considerations, such as the impact of dividends on surplus and the liquidity ratio, which could affect its ratings and competitive position, the amount of insurance it can write and its ability to pay future dividends. As of December 31, 2015, our statutory liquidity ratio for our principal underwriter was 1.03 to 1. Our internal objective is to maintain a ratio of at least 1:1, as we believe that ratio is crucial from both a ratings agency and competitive perspective. On an ongoing basis, this ratio will largely guide our decisions as to frequency and magnitude of dividends from Guaranty to the parent company. Further, depending on business and regulatory conditions, we may in the future need to retain cash in Guaranty or even raise cash in the capital markets to contribute to it in order to maintain its ratings or statutory capital position. Such a requirement could be the result of investment losses, reserve charges, adverse operating conditions in the current economic environment or changes in interpretation of statutory accounting requirements by regulators. Guaranty did not pay a dividend to its parent during the three months ended March 31, 2016 and 2015.

As the parent company conducts no operations apart from its wholly-owned subsidiaries, the discussion below focuses on consolidated cash flows.

	For the Three Months Ended March 31,
	2016	2015
	(dollars in millions)
Net cash used by operating activities	(31.8)	(26.9)
Net cash used by investing activities	(40.1)	(8.4)
Net cash used by financing activities	(1.3)	(8.9)
Operating activities. Our principal sources of cash from operations are premiums on title policies and revenue from title service-related transactions and ancillary services and other operations. Our independent agencies remit cash to us net of their contractual retention. Our principal cash expenditures for operations are employee costs, operating costs and title claims payments.

Cash used by operations was $31.8 million in the first quarter 2016 compared to $26.9 million for the same period in 2015. The increase in cash used by operations was due to an increase in payments of claims and other liabilities, partially offset by increased collections on accounts receivable and the lower net loss for the first quarter 2016.

Although our business is labor intensive, we are focused on a cost-effective, scalable business model which includes utilization of technology, centralized back and middle office functions and business process outsourcing. Our approach allows us to adjust more easily to seasonal and cyclical fluctuations in transaction volumes. We are continuing our focus on cost management, specifically lowering unit costs of production, resulting in improved margins. Our plans to improve margins include further outsourcing, additional automation of manual processes, and further consolidation of our various systems and production operations. We are currently investing in the technology necessary to accomplish these goals.

Investing activities. Cash used by investing activities was primarily driven by purchases of investments, capital expenditures and acquisition of subsidiaries, offset by proceeds from matured and sold investments. Total proceeds from available-for-sale investments sold and matured approximated $11.6 million and $33.7 million, while cash used for purchases of available-for-sale investments approximated $44.3 million and $33.5 million for the first quarters 2016 and 2015, respectively. Our purchases of short-term investments, net of sales, amounted to $2.3 million and $0.2 million for the first quarters 2016 and 2015, respectively. We used cash for the acquisition of subsidiaries in the amount of $4.0 million during the first quarter 2015.

Capital expenditures were $5.5 million and $5.0 million for the first quarter 2016 and 2015, respectively. We maintain investment in capital expenditures at a level that enables us to implement technologies for increasing our operational and back-office efficiencies and to pursue growth in key markets.

Financing activities and capital resources. Total debt and stockholders’ equity were $115.9 million and $621.6 million, respectively, as of March 31, 2016. During the first quarters 2016 and 2015, we repaid debt of $1.3 million and $6.0 million, respectively, in accordance with the underlying terms of the debt instruments. Our debt-to-equity ratio at March 31, 2016 was approximately 18.4% and was below the 20% we have set as our unofficial internal limit on leverage. During the first quarter 2016, we drew $10.0 million from our $125.0 million line of credit. At March 31, 2016, the outstanding balance of this line of credit was $108.0 million.

During the first quarter 2016, we declared and paid a dividend of $0.30 per common share in connection with the previously announced increase in our annual dividend to $1.20 per common share starting in the fourth quarter 2015. We remain committed to returning capital to stockholders on a regular basis while maintaining our ratings and a capital base that supports the growth in our business and our obligations to our policyholders.

Effect of changes in foreign currency exchange rates. The effect of changes in foreign currency exchange rates on our cash and cash equivalents on the consolidated statements of cash flows was a net increase of $2.9 million in the first quarter 2016 and a net decrease in $3.2 million in the first quarter 2015. Our principal foreign operating unit is in Canada, and, on average, the value of the Canadian dollar relative to the U.S. dollar increased in the first quarter 2016, while it decreased during the same period in 2015.

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

Other comprehensive income (loss). Unrealized gains and losses on investments and changes in foreign currency exchange rates are reported net of deferred taxes in accumulated other comprehensive income (loss), a component of stockholders’ equity, until realized. For the three months ended March 31, 2016, net unrealized investment gains of $5.7 million, which increased our other comprehensive income, were primarily related to temporary increases in the fair values over costs of our corporate and municipal bond investments and equity securities, net of taxes. For the three months ended March 31, 2015, net unrealized investment gains of $2.1 million, which reduced our other comprehensive loss, were primarily related to temporary increases in the fair value of corporate, municipal and government bond investments, partially offset by the decrease in equity securities, net of taxes. Changes in foreign currency exchange rates, primarily related to our Canadian operations, increased our other comprehensive income by $3.3 million for the three months ended March 31, 2016 and increased our other comprehensive loss by $6.5 million, net of taxes, for the same period in the prior year.

Off-balance sheet arrangements. We do not have any material source of liquidity or financing that involves off-balance sheet arrangements, other than our contractual obligations under operating leases. We also routinely hold funds in segregated escrow accounts pending the closing of real estate transactions and have qualified intermediaries in tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code. The Company holds the proceeds from these transactions until a qualifying exchange can occur. In accordance with industry practice, these segregated accounts are not included on the balance sheet. See Note 17 in our Annual Report on Form 10-K for the year ended December 31, 2015.

Forward-looking statements. Certain statements in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to future, not past, events and often address our expected future business and financial performance. These statements often contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “will,” “foresee” or other similar words. Forward-looking statements by their nature are subject to various risks and uncertainties that could cause our actual results to be materially different than those expressed in the forward-looking statements. These risks and uncertainties include, among other things: tenuous economic conditions; adverse changes in the level of real estate activity; changes in mortgage interest rates, existing and new home sales, and availability of mortgage financing; our ability to respond to and implement technology changes, including the completion of the implementation of our enterprise systems; the impact of unanticipated title losses or the need to strengthen our policy loss reserves; any effect of title losses on our cash flows and financial condition; the impact of vetting our agency operations for quality and profitability; changes to the participants in the secondary mortgage market and the rate of refinancing that affects the demand for title insurance products; regulatory non-compliance, fraud or defalcations by our title insurance agencies or employees; our ability to timely and cost-effectively respond to significant industry changes and introduce new products and services; the outcome of pending litigation; the impact of changes in governmental and insurance regulations, including any future reductions in the pricing of title insurance products and services; our dependence on our operating subsidiaries as a source of cash flow; the continued realization of expense savings from our cost management program; our ability to successfully integrate acquired businesses; our ability to access the equity and debt financing markets when and if needed; our ability to grow our international operations; and our ability to respond to the actions of our competitors. These risks and uncertainties, as well as others, are discussed in more detail documents filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2015, our quarterly reports on Form 10-Q, and our Current Reports on Form 8-K. We expressly disclaim any obligation to update any forward-looking statements contained in this report to reflect events or circumstances that may arise after the date hereof, except as may be required by applicable law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes during the quarter ended March 31, 2016 in our investment strategies, types of financial instruments held or the risks associated with such instruments that would materially alter the market risk disclosures made in our Annual Report on Form 10-K for the year ended December 31, 2015.
Item 4. Controls and Procedures
Our principal executive officer and principal financial officer are responsible for establishing and maintaining disclosure controls and procedures. They evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2016, and have concluded that, as of such date, our disclosure controls and procedures are adequate and effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) and 15d-15(f)). Our internal control over financial reporting is a process, under the supervision of our principal executive officer and principal financial officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of March 31, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this assessment, management believes that, as of March 31, 2016, our internal control over financial reporting is effective based on those criteria.

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
There has been no change in our internal control over financial reporting during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As a result, no corrective actions were required or undertaken.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings
See discussion of legal proceedings in Note 9 to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Report, which is incorporated by reference into this Part II, Item 1, as well as Item 3. Legal Proceedings, in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 1A. Risk Factors
There have been no changes during the quarter ended March 31, 2016 to our risk factors as listed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases of our Common Stock during the quarter ended March 31, 2016.

Item 5. Other Information
Our book value per share was $26.91 and $27.30 as of March 31, 2016 and December 31, 2015, respectively. As of March 31, 2016, our book value per share was based on approximately $628.5 million in stockholders’ equity and 23,351,264 shares of Common and Class B Common Stock outstanding. As of December 31, 2015, our book value per share was based on approximately $637.1 million in stockholders’ equity and 23,341,106 shares of Common and Class B Common Stock outstanding.
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

April 29, 2016
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

3.4	-	Second Amended and Restated By-Laws of the Registrant, as of April 22, 2015 (incorporated by reference in this report from Exhibit 3.1 of the Current Report on Form 8-K filed April 24, 2015)

4.1	-	Rights of Common and Class B Common Stockholders (incorporated by reference to Exhibits 3.1 through 3.4 hereto)

10.1 †	-
Employment Agreement entered as of March 31, 2016, effective as of January 1, 2016, by and between the Registrant and Matthew W. Morris (incorporated by reference in this report from Exhibit 10.1 of the Current Report on Form 8-K filed April 6, 2016)

10.2 †	-
Employment Agreement entered as of March 31, 2016, effective as of January 1, 2016, by and between the Registrant and Joseph Allen Berryman (incorporated by reference in this report from Exhibit 10.2 of the Current Report on Form 8-K filed April 6, 2016)

10.3 †	-
Employment Agreement entered as of March 31, 2016, effective as of January 1, 2016, by and between the Registrant and Steven M. Lessack (incorporated by reference in this report from Exhibit 10.3 of the Current Report on Form 8-K filed April 6, 2016)

10.4 †	-
Employment Agreement entered as of March 31, 2016, effective as of January 1, 2016, by and between the Registrant and John L. Killea (incorporated by reference in this report from Exhibit 10.4 of the Current Report on Form 8-K filed April 6, 2016)

10.5 †	-
Addendum, entered into as of March 31, 2016 and effective as of January 1, 2016, to Employment Agreement entered into as of October 16, 2012 and effective as of January 1, 2012, by and between the Registrant and Glenn H. Clements (incorporated by reference in this report from Exhibit 10.5 of the Current Report on Form 8-K filed April 6, 2016)

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