Form 10-Q
period 2016-06-30
STEWART INFORMATION SERVICES CORP
filed 2016-07-29
CIK 94344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes      No ☑
On July 27, 2016, there were 23,371,297 shares of the issuer's Common Stock, $1 par value per share, outstanding.

FORM 10-Q QUARTERLY REPORT
QUARTER ENDED JUNE 30, 2016

As used in this report, “we,” “us,” “our,” "Registrant," the “Company” and “Stewart” mean Stewart Information Services Corporation and our subsidiaries, unless the context indicates otherwise.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	For the Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	($000 omitted, except per share)
Revenues
Title insurance:
Direct operations	237,017	243,209	423,018	433,020
Agency operations	225,416	249,461	450,051	462,650
Ancillary services	21,182	34,182	43,217	74,954
Investment income	4,856	4,665	9,926	8,614
Investment and other gains – net	966	389	1,454	1,540
	489,437	531,906	927,666	980,778
Expenses
Amounts retained by agencies	183,485	204,437	367,329	380,237
Employee costs	152,427	171,078	302,636	333,574
Other operating expenses	86,458	98,022	174,168	186,796
Title losses and related claims	17,153	19,577	40,247	52,711
Depreciation and amortization	7,340	7,274	15,646	14,379
Interest	661	486	1,440	924
	447,524	500,874	901,466	968,621

Income before taxes and noncontrolling interests	41,913	31,032	26,200	12,157
Income tax expense	14,386	10,407	7,738	2,876

Net income	27,527	20,625	18,462	9,281
Less net income attributable to noncontrolling interests	3,928	3,519	6,058	4,623
Net income attributable to Stewart	23,599	17,106	12,404	4,658

Net income	27,527	20,625	18,462	9,281
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	(1,703)	2,243	1,592	(4,256)
Change in net unrealized gains on investments	6,182	(6,700)	11,971	(3,941)
Reclassification of adjustment for gains included in net loss	(115)	(131)	(179)	(782)
Other comprehensive income (loss), net of taxes:	4,364	(4,588)	13,384	(8,979)

Comprehensive income	31,891	16,037	31,846	302
Less net income attributable to noncontrolling interests	3,928	3,519	6,058	4,623
Comprehensive income (loss) attributable to Stewart	27,963	12,518	25,788	(4,321)

Basic average shares outstanding (000)	23,365	23,624	23,357	23,806
Basic earnings per share attributable to Stewart	0.50	0.72	0.02	0.20

Diluted average shares outstanding (000)	23,559	23,795	23,542	23,975
Diluted earnings per share attributable to Stewart	0.49	0.72	0.02	0.19
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of June 30, 2016 (Unaudited)	As of December 31, 2015
	($000 omitted)
Assets
Cash and cash equivalents	137,266	179,067
Short-term investments	42,032	39,707
Investments in debt and equity securities available-for-sale, at fair value:
Statutory reserve funds	488,399	483,312
Other	147,649	96,537
	636,048	579,849
Receivables:
Notes	2,702	3,744
Premiums from agencies	34,390	36,393
Income taxes	2,516	1,914
Trade and other	47,451	49,453
Allowance for uncollectible amounts	(8,981)	(9,833)
	78,078	81,671
Property and equipment, at cost
Land	3,991	3,991
Buildings	22,681	22,898
Furniture and equipment	225,643	214,350
Accumulated depreciation	(176,778)	(169,870)
	75,537	71,369
Title plants, at cost	75,743	75,743
Real estate, at lower of cost or net realizable value	517	570
Investments in investees, on an equity method basis	9,518	9,628
Goodwill	217,722	217,722
Intangible assets, net of amortization	15,209	18,075
Deferred tax assets	2,768	4,949
Other assets	46,147	43,237
	1,336,585	1,321,587
Liabilities
Notes payable	127,690	102,399
Accounts payable and accrued liabilities	94,788	118,082
Estimated title losses	463,238	462,622
Deferred tax liabilities	9,893	1,356
	695,609	684,459
Contingent liabilities and commitments
Stockholders’ equity
Common and Class B Common Stock and additional paid-in capital	183,853	180,385
Retained earnings	442,163	455,519
Accumulated other comprehensive income (loss):
Unrealized investment gains on investments - net	21,195	9,403
Foreign currency translation adjustments	(11,768)	(13,360)
Treasury stock – 352,161 common shares, at cost	(2,666)	(2,666)
Stockholders’ equity attributable to Stewart	632,777	629,281
Noncontrolling interests	8,199	7,847
Total stockholders’ equity (23,371,297 and 23,341,106 shares outstanding)	640,976	637,128
	1,336,585	1,321,587
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2016	2015
	($000 omitted)
Reconciliation of net income to cash used by operating activities:
Net income	18,462	9,281
Add (deduct):
Depreciation and amortization	15,646	14,379
Provision for bad debt	1,098	1,261
Investment and other gains – net	(1,454)	(1,540)
Payments for title losses in excess of provisions	(2,615)	(9,217)
Insurance recoveries of title losses	538	313
Decrease (increase) in receivables – net	1,076	(563)
Increase in other assets – net	(2,936)	(2,154)
Decrease in payables and accrued liabilities – net	(20,768)	(10,543)
Change in net deferred income taxes	2,017	656
Net income from equity investees	(1,069)	(2,114)
Dividends received from equity investees	1,172	2,099
Stock based compensation expense	3,723	3,606
Other – net	3,569	108
Cash provided by operating activities	18,459	5,572

Investing activities:
Proceeds from investments available-for-sale sold	32,827	45,936
Proceeds from investments available-for-sale matured	7,782	12,469
Purchases of investments available-for-sale	(75,771)	(59,593)
Net (purchases) sales of short-term investments	(2,325)	2,377
Purchases of property and equipment, title plants and real estate – net	(11,494)	(11,772)
Cash paid for acquisition of subsidiaries	—	(3,958)
Other – net	592	1,223
Cash used by investing activities	(48,389)	(13,318)

Financing activities:
Payments on notes payable	(15,101)	(17,736)
Proceeds from notes payable	34,578	29,267
Distributions to noncontrolling interests	(5,660)	(3,638)
Repurchases of common stock	—	(27,793)
Cash dividends paid	(13,760)	(5,671)
Cash paid on Class B Common Shares conversion	(12,000)	—
Payment of contingent consideration related to an acquisition	(2,002)	—
Other – net	(301)	78
Cash used by financing activities	(14,246)	(25,493)

Effects of changes in foreign currency exchange rates	2,375	(2,718)
Decrease in cash and cash equivalents	(41,801)	(35,957)

Cash and cash equivalents at beginning of period	179,067	200,558
Cash and cash equivalents at end of period	137,266	164,601

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY (UNAUDITED)

	Common and Class B Common Stock ($1 par value)	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) income	Treasury stock	Noncontrolling interests	Total
	($000 omitted)
Balances at December 31, 2015	23,693	156,692	455,519	(3,957)	(2,666)	7,847	637,128
Net income attributable to Stewart	—	—	12,404	—	—	—	12,404
Cash dividends on Common Stock ($0.60 per share)	—	—	(13,760)	—	—	—	(13,760)
Cash paid on Class B Common Shares conversion	—	—	(12,000)	—	—	—	(12,000)
Stock based compensation and other	30	3,693	—	—	—	—	3,723
Purchase of remaining interest in consolidated subsidiary	—	(255)	—	—	—	—	(255)
Net change in unrealized gains and losses on investments	—	—	—	11,971	—	—	11,971
Net realized gain reclassification	—	—	—	(179)	—	—	(179)
Foreign currency translation adjustments	—	—	—	1,592	—	—	1,592
Net income attributable to noncontrolling interests	—	—	—	—	—	6,058	6,058
Subsidiary dividends paid to noncontrolling interests	—	—	—	—	—	(5,660)	(5,660)
Net effect of changes in ownership and other	—	—	—	—	—	(46)	(46)
Balances at June 30, 2016	23,723	160,130	442,163	9,427	(2,666)	8,199	640,976
See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1
Interim financial statements. The financial information contained in this report for the three and six months ended June 30, 2016 and 2015, and as of June 30, 2016, is unaudited. This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
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
D. Restrictions on cash and investments. The Company maintains investments in accordance with certain statutory requirements for the funding of statutory premium reserves. Statutory reserve funds, which approximated $488.4 million and $483.3 million at June 30, 2016 and December 31, 2015, respectively, are required to be fully funded and invested in high-quality securities and short-term investments. In addition, included within cash and cash equivalents are statutory reserve funds of approximately $17.8 million and $17.2 million at June 30, 2016 and December 31, 2015, respectively. Although these cash statutory reserve funds are not restricted or segregated in depository accounts, they are required to be held pursuant to state statutes. If the Company fails to maintain minimum investments or cash and cash equivalents to meet statutory requirements, the Company may be subject to fines or other penalties, including potential revocation of its business license. These funds are not available for any other purpose. In the event that insurance regulators adjust the determination of the statutory premium reserves of the Company’s title insurers, these restricted funds as well as statutory surplus would correspondingly increase or decrease.

NOTE 2
Investments in debt and equity securities available-for-sale. The amortized costs and fair values follow:

	June 30, 2016		December 31, 2015
	Amortized costs	Fair values	Amortized costs	Fair values
	($000 omitted)
Debt securities:
Municipal	70,253	73,492	70,300	72,008
Corporate	334,085	351,069	303,870	309,461
Foreign	158,265	164,255	149,914	153,221
U.S. Treasury Bonds	12,793	12,946	13,803	13,906
Equity securities	28,046	34,286	27,497	31,253
	603,442	636,048	565,384	579,849

Foreign debt securities consist primarily of Canadian government and corporate bonds, United Kingdom treasury bonds, and Mexican government bonds. Equity securities consist of common stocks and master limited partnerships.
Gross unrealized gains and losses were:

	June 30, 2016		December 31, 2015
	Gains	Losses	Gains	Losses
	($000 omitted)
Debt securities:
Municipal	3,239	—	1,720	12
Corporate	16,994	10	7,700	2,109
Foreign	6,032	42	3,789	482
U.S. Treasury Bonds	153	—	128	25
Equity securities	7,024	784	4,842	1,086
	33,442	836	18,179	3,714
Debt securities as of June 30, 2016 mature, according to their contractual terms, as follows (actual maturities may differ due to call or prepayment rights):

	Amortized costs	Fair values
	($000 omitted)
In one year or less	45,817	45,949
After one year through five years	246,846	256,384
After five years through ten years	214,939	225,377
After ten years	67,794	74,052
	575,396	601,762

Gross unrealized losses on investments and the fair values of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2016, were:

	Less than 12 months		More than 12 months		Total
	Losses	Fair values	Losses	Fair values	Losses	Fair values
	($000 omitted)
Debt securities:
Corporate	10	3,901	—	—	10	3,901
Foreign	42	32,547	—	—	42	32,547
Equity securities	454	2,671	330	2,217	784	4,888
	506	39,119	330	2,217	836	41,336
The number of investment securities in an unrealized loss position as of June 30, 2016 was 44, 3 securities of which were in unrealized loss positions for more than 12 months. Since the Company does not intend to sell and will more-likely-than-not maintain each investment security until its maturity or anticipated recovery, and no significant credit risk is deemed to exist, these investments are not considered other-than-temporarily impaired.

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
NOTE 3
Fair value measurements. The Fair Value Measurements and Disclosures Topic (Topic 820) of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal, or most advantageous, market for the asset or liability in an orderly transaction between market participants at the measurement date. Topic 820 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs when possible. The three levels of inputs used to measure fair value are as follows:

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

As of June 30, 2016, financial instruments measured at fair value on a recurring basis are summarized below:

	Level 1	Level 2	Fair value measurements
	($000 omitted)
Investments available-for-sale:
Debt securities:
Municipal	—	73,492	73,492
Corporate	—	351,069	351,069
Foreign	—	164,255	164,255
U.S. Treasury Bonds	—	12,946	12,946
Equity securities	34,286	—	34,286
	34,286	601,762	636,048

As of December 31, 2015, financial instruments measured at fair value on a recurring basis are summarized below:

	Level 1	Level 2	Fair value measurements
	($000 omitted)
Investments available-for-sale:
Debt securities:
Municipal	—	72,008	72,008
Corporate	—	309,461	309,461
Foreign	—	153,221	153,221
U.S. Treasury Bonds	—	13,906	13,906
Equity securities	31,253	—	31,253
	31,253	548,596	579,849
As of June 30, 2016, Level 1 financial instruments consist of equity securities. Level 2 financial instruments consist of municipal, governmental and corporate bonds, both U.S. and foreign. In accordance with the Company’s policies and guidelines which incorporate relevant statutory requirements, the Company’s third-party registered investment manager invests only in securities rated as investment grade or higher by the major rating services, where observable valuation inputs are significant. All municipal, foreign, and U.S. Treasury bonds are valued using a third-party pricing service, and the corporate bonds are valued using the market approach, which includes three to ten inputs from relevant market sources, including Financial Industry Regulatory Authority’s (FINRA) Trade Reporting and Compliance Engine (TRACE) and independent broker/dealer quotes, bids and offerings, as well as other relevant market data, such as securities with similar characteristics (i.e. sector, rating, maturity, etc.). Broker/dealer quotes, bids and offerings mentioned above are gathered (typically three to ten) and a consensus risk premium spread (credit spread) over risk-free Treasury yields is developed from the inputs obtained, which is then used to calculate the resulting fair value.
There were no transfers of investments between Level 1 and Level 2 during the six months ended June 30, 2016 and 2015.

NOTE 4
Investment income. Gross realized investment and other gains and losses follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	($000 omitted)
Realized gains	1,139	674	5,076	2,228
Realized losses	(173)	(285)	(3,622)	(688)
	966	389	1,454	1,540
Expenses assignable to investment income were insignificant. There were no significant investments as of June 30, 2016 that did not produce income during the year.

For the six months ended June 30, 2016, investment and other gains – net included $1.6 million of net realized gains due to changes in the fair values of contingent consideration liabilities associated with certain prior year acquisitions and $0.9 million of net realized gains from the sale of investments available-for-sale, partially offset by $1.2 million of office closure costs. For the six months ended June 30, 2015, investments and other gains - net included $1.4 million of net realized gains from the sale of investments available-for-sale.

Proceeds from the sale of investments available-for-sale follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	($000 omitted)
Proceeds from sale of investments available-for-sale	21,500	22,035	32,827	45,936

NOTE 5
Share-based incentives. During the first quarters 2016 and 2015, the Company granted executives and senior management shares of restricted common stock which are time-based. Prior to 2016, time-based restricted common stock grants vest at the end of three years after the grant date, while the 2016 grants will vest on each of the first three anniversaries of the grant date. The Company also granted performance-based shares of restricted common stock which vest upon achievement of certain financial objectives over a period of three years. The aggregate fair values of these awards at the grant date in 2016 and 2015 were $3.9 million (105,000 shares with an average grant price of $37.33) and $4.2 million (113,000 shares with an average grant price of $37.04), respectively. Awards were made pursuant to the Company’s employee incentive compensation plans and the compensation expense associated with restricted stock awards is recognized over the corresponding vesting period.
Additionally, during the second quarters 2016 and 2015, the Company granted its board of directors, as a component of annual director retainer compensation, 16,300 and 18,200 shares, respectively, of common stock, which immediately vested at the grant date. The aggregate fair values of these director awards at the grant dates in 2016 and 2015 were $0.6 million and 0.7 million, respectively.

NOTE 6
Earnings per share. The Company’s basic earnings per share (EPS) attributable to Stewart is calculated by dividing net income attributable to Stewart by the weighted-average number of shares of Common Stock outstanding during the reporting periods. To calculate diluted earnings per share, the number of shares is adjusted for the effects of any dilutive shares. The treasury stock method is used to calculate the dilutive number of shares related to the Company’s long term incentive and stock option plans. In periods of loss, dilutive shares are excluded from the calculation of the diluted earnings per share and diluted earnings per share is computed in the same manner as basic earnings per share.

On April 27, 2016, the Company issued 1,050,012 shares of Common Stock and $12.0 million in cash in exchange for the retirement of the outstanding 1,050,012 Class B Common Stock shares (refer to Note 12). Under U.S. GAAP, the $12.0 million payment to the holders of the Class B Common Stock shares is treated in a manner similar to the treatment of dividends on preferred stock for the purpose of calculating EPS. Accordingly, the $12.0 million payment was deducted from the 2016 net income to arrive at income available to common stockholders for calculating basic and diluted EPS.

The calculation of the basic and diluted earnings per share is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	($000 omitted, except per share)
Numerator:
Net income attributable to Stewart	23,599	17,106	12,404	4,658
Less: Cash paid on Class B Common Shares conversion	(12,000)	—	(12,000)	—
Net income available to common shareholders	11,599	17,106	404	4,658

Denominator (000):
Basic average shares outstanding	23,365	23,624	23,357	23,806
Average number of dilutive shares relating to options	1	2	1	2
Average number of dilutive shares relating to grants of restricted shares	193	169	184	167
Diluted average shares outstanding	23,559	23,795	23,542	23,975

Basic earnings per share attributable to Stewart	0.50	0.72	0.02	0.20

Diluted earnings per share attributable to Stewart	0.49	0.72	0.02	0.19

NOTE 7
Contingent liabilities and commitments. In the ordinary course of business, the Company guarantees the third-party indebtedness of certain of its consolidated subsidiaries. As of June 30, 2016, the maximum potential future payments on the guarantees are not more than the related notes payable recorded in the condensed consolidated balance sheets. The Company also guarantees the indebtedness related to lease obligations of certain of its consolidated subsidiaries. The maximum future obligations arising from these lease-related guarantees are not more than the Company’s future minimum lease payments. As of June 30, 2016, the Company also had unused letters of credit aggregating $5.6 million related to workers’ compensation and other insurance. The Company does not expect to make any payments on these guarantees.

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

Selected statement of income information related to these segments is as follows using restated prior year period amounts to conform to the new segment presentation:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	($000 omitted)
Title segment:
Revenues	467,884	497,221	881,047	904,119
Depreciation and amortization	5,364	4,741	10,522	9,159
Income before taxes and noncontrolling interest	51,672	48,538	50,676	47,175

Ancillary services and corporate segment:
Revenues	21,553	34,685	46,619	76,659
Depreciation and amortization	1,976	2,533	5,124	5,220
Loss before taxes and noncontrolling interest	(9,759)	(17,506)	(24,476)	(35,018)

Consolidated Stewart:
Revenues	489,437	531,906	927,666	980,778
Depreciation and amortization	7,340	7,274	15,646	14,379
Income before taxes and noncontrolling interest	41,913	31,032	26,200	12,157

The Company does not provide asset information by reportable operating segment as it does not routinely evaluate the asset position by segment.

Revenues generated in the United States and all international operations are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	($000 omitted)
United States	458,438	502,968	876,026	932,177
International	30,999	28,938	51,640	48,601
	489,437	531,906	927,666	980,778
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

NOTE 10
Other comprehensive income (loss). Changes in the balances of each component of other comprehensive income (loss) and the related tax effects are as follows:

	For the Three Months Ended June 30, 2016			For the Three Months Ended June 30, 2015
	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount
	($000 omitted)			($000 omitted)
Unrealized investment gains on investments - net:
Change in net unrealized gains on investments	9,511	3,329	6,182	(10,308)	(3,608)	(6,700)
Less: reclassification adjustment for net gains included in net income	(178)	(63)	(115)	(201)	(70)	(131)
Net unrealized gains	9,333	3,266	6,067	(10,509)	(3,678)	(6,831)

Foreign currency translation adjustments	(1,413)	290	(1,703)	2,514	271	2,243

Other comprehensive income (loss)	7,920	3,556	4,364	(7,995)	(3,407)	(4,588)

	For the Six Months Ended June 30, 2016			For the Six Months Ended June 30, 2015
	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount
	($000 omitted)			($000 omitted)
Unrealized investment gains on investments - net:
Change in net unrealized gains on investments	18,417	6,446	11,971	(6,063)	(2,122)	(3,941)
Less: reclassification adjustment for net gains included in net income	(276)	(97)	(179)	(1,203)	(421)	(782)
Net unrealized gains	18,141	6,349	11,792	(7,266)	(2,543)	(4,723)

Foreign currency translation adjustments	3,944	2,352	1,592	(6,428)	(2,172)	(4,256)

Other comprehensive income (loss)	22,085	8,701	13,384	(13,694)	(4,715)	(8,979)

NOTE 11
Exit activities. During the third quarter 2015, management approved the exit plan for the delinquent loan servicing activities, which are included in the ancillary services and corporate segment. The decision was based on continued pricing pressures on existing contracts as well as the overall improvement in the housing market and economy which led to decreased demand for these services. Since the announcement, the Company has operated the delinquent loan servicing business on a phased exit schedule which was completed at the end of the first quarter 2016. During the second quarter 2016, the activities were primarily related to paying out the remaining liabilities. No significant additional expenses were incurred related to the exiting of the delinquent loan servicing business. As of June 30, 2016, total cumulative charges incurred amounted to $6.4 million, comprised of $1.6 million of employee termination benefits, $2.3 million of accrued early lease termination costs and $2.5 million of accelerated depreciation of assets. Of these amounts, approximately $0.4 million of employee termination benefits, $1.4 million of accrued early lease termination costs and $1.1 million of accelerated depreciation of assets were recorded during the six months ended June 30, 2016 and are included within the employee costs, investments and other gains - net and depreciation and amortization lines, respectively, in the consolidated statement of income and comprehensive income (loss).

NOTE 12
Class B Common Stock conversion. On January 26, 2016, the Company entered into an Exchange Agreement with the holders of the Class B Common Stock relating to the exchange of 1,050,012 Class B Common Stock shares, representing all outstanding Class B Common Stock, for 1,050,012 shares of Common Stock and $12.0 million in cash. The Exchange Agreement was subject to the approval by the Company's stockholders.

On April 27, 2016, the Company's stockholders approved the Exchange Agreement and the related amendments to the Company's by-laws and certificate of incorporation and entered into a Registration Rights Agreement with the holders of the Class B Common Stock. On the same date after the stockholders' approval, the Company issued 1,050,012 shares of Common Stock plus $12.0 million cash in exchange for the retirement of the outstanding 1,050,012 Class B Common Stock shares. In accordance with U.S. GAAP, the $12.0 million cash payment was recorded as a reduction to retained earnings, similar to dividends on preferred stock (refer to Note 6).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S OVERVIEW

We reported net income attributable to Stewart of $23.6 million for the second quarter 2016 compared to $17.1 million for the second quarter 2015. Pretax income before noncontrolling interests for the second quarter 2016 was $41.9 million compared to $31.0 million for the second quarter 2015, an improvement of 35.1%. For purposes of calculating net income per share, the $12.0 million cash consideration paid relating to the successful completion of the previously announced Class B exchange agreement is deducted from net income attributable to Stewart, resulting in net income per diluted share of $0.49 for the second quarter 2016 compared to $0.72 for the second quarter 2015. Excluding the effects of this $12.0 million payment, adjusted net income per diluted share would have been $1.00 for the second quarter 2016.

Second quarter 2016 results include a $5.4 million net policy loss reserve reduction in the title segment due to favorable policy loss experience.

By comparison, second quarter 2015 results include:

•	$7.3 million of net policy loss reserve reductions in the title segment,

•	$4.5 million of litigation costs recorded as other operating expense in the title segment, and

•
$7.7 million of aggregate costs (consisting of severance, consulting and third party service provider transition costs) recorded in the ancillary services and corporate segment related to our cost management program and preparations for the new integrated disclosure rules.

Our second quarter 2016 results reflected continued bottom line improvement in core title operations as a result of our cost control measures and an improving title policy loss experience. Our overall pretax margin improved to 7.5% from the prior year’s quarter of 6.7%, excluding the effects of the policy loss reserve releases in both periods and 2015 non-operating charges described above, even as revenues decreased for the quarter. We continue to benefit from our cost management program, with total employee costs declining at a much higher rate (10.9%) than the decline in operating revenues (8.2%). Also, our ongoing risk mitigation efforts resulted in favorable title policy loss experience which not only yielded a net policy loss reserve reduction, but, importantly, also allowed us to reduce our loss provisioning rate beginning in the second quarter 2016.

Our title segment continues to show year-over-year improvement in pretax margin, expanding 120 basis points over the second quarter 2015. The decline in title revenues was driven primarily by lower revenues from refinance transactions and independent agencies.

Our title segment revenues, which include revenues from our centralized title services, were $467.9 million for the second quarter 2016, a decrease of 5.9% from the second quarter 2015 and an increase of 13.1% from the first quarter 2016. In the second quarter 2016, the title segment generated pretax income of $51.7 million, an 11.0% margin, compared to the second quarter 2015 pretax income of $48.5 million, a 9.8% margin, and the first quarter 2016 pretax loss of $1.0 million, a (0.2)% margin.

Revenues generated by our ancillary services and corporate segment declined in the second quarter 2016 primarily due to the previously announced strategic wind-down of our delinquent loan servicing operations, completed in the first quarter 2016. Revenues decreased to $21.6 million in the second quarter 2016 from $34.7 million in the second quarter 2015 and from $25.1 million in the first quarter 2016. The segment reported a pretax loss of $9.8 million in the second quarter 2016 as compared with pretax losses of $17.5 million and $14.7 million in the second quarter 2015 and first quarter 2016, respectively. As mentioned earlier, the pretax loss for the second quarter 2015 included $7.7 million of aggregate costs related to our cost management program and preparations for the new integrated disclosure rules; we incurred no significant non-operating charges in the second quarter 2016. First quarter 2016 included $2.8 million of costs related to the exit of the delinquent loan servicing operations, $2.2 million of expenses associated with the Class B common stock exchange agreement and $3.6 million of litigation expense, partially offset by $1.6 million of net realized gain due to changes in estimated contingent consideration associated with prior year acquisitions.

CRITICAL ACCOUNTING ESTIMATES
The preparation of the Company’s condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures surrounding contingencies and commitments.
Actual results can differ from our accounting estimates. While we do not anticipate significant changes in our estimates, there is a risk that such changes could have a material impact on our consolidated financial condition or results of operations for future periods. During the six months ended June 30, 2016, we made no material changes to our critical accounting estimates as previously disclosed in Management’s Discussion and Analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
Operations. As discussed in Note 8 to the condensed consolidated financial statements and the above section, we changed our reportable operating segments to title insurance and related services (title) and ancillary services and corporate effective in the first quarter 2016. Our primary business is title insurance and settlement-related services. We close transactions and issue title policies on homes, commercial and other real properties located in all 50 states, the District of Columbia and international markets through policy-issuing offices, agencies and centralized title services centers. Our ancillary services and corporate segment includes our remaining ancillary services operations, principally valuation services, government services, and loan file review and audit, along with our parent holding company expenses and certain enterprise-wide overhead costs.
Factors affecting revenues. The principal factors that contribute to changes in operating revenues for our operating segments include:

•	mortgage interest rates;

•	availability of mortgage loans;

•	number and average value of mortgage loan originations;

•	ability of potential purchasers to qualify for loans;

•	inventory of existing homes available for sale;

•	ratio of purchase transactions compared with refinance transactions;

•	ratio of closed orders to open orders;

•	home prices;

•	volume of distressed property transactions;

•	consumer confidence, including employment trends;

•	demand by buyers;

•	number of households;

•	premium rates;

•	foreign currency exchange rates;

•	market share;

•	independent agency remittance rates;

•	opening of new offices and acquisitions;

•	number of commercial transactions, which typically yield higher premiums;

•	government or regulatory initiatives, including tax incentives and the implementation of the new integrated disclosure requirements;

•	acquisitions or divestitures of businesses; and

•	seasonality and/or weather.

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

RESULTS OF OPERATIONS
Comparisons of our results of operations for the three and six months ended June 30, 2016 with the three and six months ended June 30, 2015 are set forth below. Factors contributing to fluctuations in the results of operations are presented in the order of their monetary significance, and we have quantified, when necessary, significant changes. Segment results are included in the discussions and, when relevant, are discussed separately.
Our statements on home sales and loan activity are based on published industry data from sources including Fannie Mae, the National Association of Realtors®, the Mortgage Bankers Association and Freddie Mac. We also use information from our direct operations.
Operating environment. Actual existing home sales in the second quarter 2016 increased 4.1% from the second quarter 2015. June 2016 existing home sales totaled 583,000, which was up 11.0% from the prior month and up 1.9% from a year ago. Further, the June median and average home prices rose 4.8% and 4.2%, respectively, as compared to the prior year. June housing starts increased 4.8% sequentially from May and were down 2.0% from a year ago. Newly issued building permits in June were up 1.5% sequentially from May, but declined 13.6% from a year ago. According to Fannie Mae, one-to-four family residential lending declined from $508 billion in the second quarter 2015 to $482 billion in the second quarter 2016, driven by a decrease of approximately $41 billion, or 17.2%, in refinance originations, partially offset by an increase in purchase lending of approximately $15 billion, or 5.6%. On average, refinance title premium rates are 60% of the premium rates for a similarly priced sale transaction.
Title revenues. Revenues from direct title operations, which include residential, commercial, international and centralized title services transactions, decreased $6.2 million, or 2.5%, and $10.0 million, or 2.3%, in the second quarter and first six months of 2016, respectively, compared to the same periods in 2015. This decrease was primarily due to declines in our refinancing orders of 23.4% and 23.7% in the second quarter and first six months of 2016, respectively, compared to the same periods last year. Revenues from our centralized title operations, which primarily process refinancing orders, decreased $8.0 million, or 33.6%, and $14.6 million, or 31.2%, in the second quarter and first six months of 2016, respectively, compared to the same periods in 2015. Partially offsetting the above declines were our residential revenue increases of $1.2 million and $2.1 million, both about 1.0%, in the second quarter and first six months of 2016, respectively, compared to the same periods in 2015. Our residential revenues make up the majority of direct revenue.

Total orders closed decreased by about 8,700, or 8.6%, and 19,800, or 10.6%, in the second quarter and first six months of 2016, respectively, compared to the same periods in 2015 primarily due to the significant declines in refinancing orders mentioned earlier. Refinancing orders closed decreased by about 7,700, or 23,4%, and 15,500, or 23.7%, while purchase orders closed in the second quarter and first six months of 2016 were comparable to the same periods in 2015. Commercial orders closed in the second quarter 2016 was comparable to the prior year quarter. However, closed orders decreased by about 2,400, or 12.8%, in the first six months of 2016 compared to the same period in 2015 mainly due to the industry-wide decline of U.S. commercial property sales during the first quarter 2016. Total opened orders decreased by about 10,000, or 7.4%, and 38,500, or 14.3%, in the second quarter and first six months of 2016, respectively, compared to the same periods in 2015 due primarily to a decrease in new refinancing orders opened.

Orders information for the first quarter and first six months ended June 30 is as follows:

	Three Months Ended		Six Months Ended
	2016	2015	2016	2015
Opened Orders:
Commercial	12,137	12,545	23,468	27,155
Purchase	71,429	70,970	130,510	131,062
Refinance	37,501	44,923	70,968	99,867
Other	3,162	5,762	6,609	11,982
Total	124,229	134,200	231,555	270,066

Closed Orders:
Commercial	8,577	8,562	16,195	18,576
Purchase	54,183	54,419	92,892	92,925
Refinance	25,412	33,160	49,943	65,461
Other	4,665	5,438	8,450	10,357
Total	92,837	101,579	167,480	187,319
Our direct operations include local offices and international operations, and we generate commercial revenues both domestically and internationally. U.S. commercial revenues decreased $1.6 million, or 3.8%, in the second quarter 2016 compared to the second quarter 2015 and were comparable for the first six months of 2016 and 2015. Total international revenues increased $2.2 million, or 7.8%, and $2.5 million, or 5.3%, in the second quarter and first six months of 2016, respectively, compared to the same periods in 2015 due to increased volumes on a local currency basis, partially offset by the strengthening of the U.S. dollar. Note that fluctuations in exchange rates affect our consolidated reporting only, as our international operations are conducted almost entirely in local currencies. Overall, total commercial revenues decreased $1.3 million, or 2.8%, in the second quarter 2016 compared to the second quarter 2015 and were approximately the same for the first six months of 2016 and 2015. Of our total title revenues, direct revenues constituted 51.3% and 48.5% in the second quarter and first six months of 2016, respectively, compared to 49.4% and 48.3% in the second quarter and first six months of 2015, respectively.

Revenues from independent agency operations decreased $24.0 million, or 9.6%, and $12.6 million, or 2.7%, in the second quarter and first six months of 2016, respectively, compared to the same periods in 2015. Net of agency retention, independent agency revenues decreased $3.1 million, or 6.9%, in the second quarter 2016 compared to the second quarter 2015. Net revenues were comparable for the first six months of 2016 and 2015. Although we do not have opened and closed order data from independent agencies, these revenues fluctuate based on the same general factors that influence revenues from direct title operations, except that these revenues are generally not as exposed to refinancing transactions processed by a centralized title services operation. Also contributing to the independent agency revenue decline were the changing geographic focus (i.e. strategic reduction in California agencies) and a slower start to the commercial season which impacted those agents with relatively high concentrations of commercial business (primarily in New York). We continue to focus on increasing profit margins in every state, increasing premium revenue in states where remittance rates are above 20%, and maintaining the quality of our agency network, which we believe to be the industry’s best, in order to mitigate claims risk and drive consistent future performance. While market share is important in our agency operations channel, it is not as important as margins, risk mitigation and profitability.
Ancillary services revenues. Ancillary services operating revenues decreased $13.0 million, or 38.0%, and $31.7 million, or 42.3%, in the second quarter and first six months of 2016, respectively, compared to the same periods in 2015. The revenue decline was primarily attributable to reduced volumes within our delinquent loan servicing operations, which we wound down during the second half of 2015 through the end of the first quarter 2016, as previously announced. As discussed earlier, our ancillary services operations, principally valuation services, government services, and loan file review and audit, are included within the ancillary services and corporate segment as they are not material in the aggregate.

Investment income. Investment income for the second quarter 2016 was comparable to the second quarter 2015, while investment income increased $1.3 million, or 15.2%, in the first six months of 2016 compared to the same period last year as a result of the increase in our investment portfolio in 2016 and improvement in market conditions. Certain investment gains and losses, which are included in our results of operations in investment and other gains - net, were realized as part of the ongoing management of our investment portfolio for the purpose of improving performance.

For the six months ended June 30, 2016, investment and other gains – net included $1.6 million of net realized gains due to changes in the fair values of contingent consideration liabilities associated with certain prior year acquisitions and $0.9 million of net realized gains from the sale of investments available-for-sale, partially offset by $1.2 million of office closure costs. For the six months ended June 30, 2015, investments and other gains - net included $1.4 million of net realized gains from the sale of investments available-for-sale.

Retention by agencies. Amounts retained by title agencies are based on agreements between agencies and our title underwriters. Average independent agency remittance rates (i.e., inverse of retention rates, representing amount paid to us relative to amount collected by agents at the closing of the transaction) improved to 18.6% in the second quarter 2016 from 18.0% in the second quarter 2015 and to 18.4% in the first six months of 2016 from 17.8% in the same period in 2015. The improvement in the retention ratio was the result of increased business from agencies in higher remitting states (Florida) combined with declines in lower remitting states (New York and California). We continue to evaluate independent agency relationships with a focus on states that provide higher remittance rates. The average retention percentage may vary from quarter-to-quarter due to the geographic mix of agency operations, the volume of title revenues and, in some states, laws or regulations. Due to the variety of such laws or regulations, as well as competitive factors, the average retention rate can differ significantly from state to state. In addition, a high proportion of our independent agencies are in states with retention rates greater than 80%. Consequently, we expect our average annual retention percentage to remain in the 81% - 82% range over the near to medium term.

Employee costs. Total employee costs decreased $18.7 million, or 10.9%, and $30.9 million, or 9.3%, in the second quarter and first six months of 2016, respectively, compared to the same periods in 2015 primarily as a result of our recently-completed cost management program, as well as reductions in employee counts tied to volume declines. Average employee counts decreased approximately 9.5% and 8.4% in the second quarter and first six months of 2016, respectively, compared to the same periods in the prior year. As a percentage of total operating revenues, employee costs improved to 31.5% in the second quarter 2016 from 32.5% in the second quarter 2015 and to 33.0% in the first six months of 2016 compared to 34.4% in the same period in 2015.

Employee costs in the title segment were comparable for the second quarters 2016 and 2015, while employee costs increased $7.6 million, or 2.9%, in the first six months of 2016 compared to the same period in 2015 primarily due to annual employee salary increases. In our ancillary services and corporate segment, employee costs decreased $18.1 million, or 53.7%, and $38.5 million, or 52.5%, in the second quarter and first six months of 2016, respectively, compared to the same periods in 2015 primarily due to our recently-completed cost management program, the exiting of the delinquent loan servicing business and other reductions in employee counts due to declines in transaction volume.
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

Consolidated other operating expenses decreased $11.6 million, or 11.8%, and $12.6 million, or 6.8%, in the second quarter and first six months of 2016, respectively, compared to the same periods last year. As a percentage of total operating revenues, other operating expenses were 17.9% and 18.6% in the second quarters 2016 and 2015, respectively, and 19.0% and 19.2% in the first six months of 2016 and 2015, respectively. During the first six months of 2016, we incurred other operating expenses of $2.2 million associated with the previously reported Class B common stock exchange agreement and $3.6 million of litigation-related expenses, all of which were incurred during the first quarter 2016. During the second quarter 2015 and first six months of 2015, we incurred an aggregate $5.1 million and $12.5 million, respectively, of other operating expenses related to the cost management program and a shareholder settlement agreement, and $4.5 million of litigation-related expenses during the second quarter 2015. Excluding these charges and litigation-related expenses, other operating expenses as a percentage of operating revenues were 17.9% and 16.8% in the second quarters 2016 and 2015, respectively, and 18.4% and 17.5% in the first six months of 2016 and 2015, respectively, with the 2016 ratios being unfavorably influenced by the new outsourcing service provider costs as well as lower operating revenues.

Costs that follow, to varying degrees, changes in transaction volumes and revenues decreased $3.7 million, or 8.5%, and $2.1 million, or 2.7%, in the second quarter and first six months of 2016, respectively, compared to the same periods in 2015 due to decreased costs associated with ancillary services cost of sales and premium taxes, partially offset by increased outside search fees and fee attorney splits. Excluding the litigation-related expenses mentioned above, costs that fluctuate independently of revenues decreased $0.9 million, or 8.1%, and $3.6 million, or 15.1%, in the second quarter and first six months of 2016, respectively, compared to the same periods in 2015 due to reduced marketing and travel costs. Excluding the charges mentioned above, costs that are fixed in nature increased $2.1 million, or 6.2%, and $3.6 million, or 5.2%, in the second quarter and first six months of 2016, respectively, compared to the same periods last year primarily due to third-party outsourcing provider fees.
Title losses. Provisions for title losses, as a percentage of title revenues and including adjustments for certain large claims and escrow losses, were 3.7% and 4.6% for the second quarter and first six months of 2016, respectively, as compared to 4.0% and 5.9%, respectively, for the same periods in 2015. Title loss expense decreased $2.4 million, or 12.4%, and $12.5 million, or 23.6%, in the second quarter and first six months of 2016, respectively, compared to the same periods in 2015. The lower title loss expense is mainly the result of a reduction in our current year reserving rates for general and large claims and decreased reserves on certain existing large claims due to continued favorable policy loss experience and a positive mid-year actuarial review of balance sheet reserves. As a result of reducing our reserving rates, we recorded a net policy loss reserve reduction of $5.4 million relating to prior policy years in both the second quarter and first six months of 2016. In comparison, we recorded a $7.3 million net policy loss reserve reduction in the second quarter 2015 and a $4.5 million net policy loss reserve strengthening charge in the first six months of 2015 relating to prior policy years. Excluding these net reserve adjustments, the title loss ratio would be 4.9% and 5.2% for the second quarter and first six months of 2016, respectively, as compared to 5.5% and 5.4%, respectively, for the same periods in 2015. The title loss ratio in any given quarter can be significantly influenced by new large claims incurred, adjustments to reserves for existing large claims and escrow losses.

Cash claim payments in the second quarter and first six months of 2016 decreased 51.6% and 30.3%, respectively, from the same periods in 2015, due to a decrease in payments on large claims. We continue to manage and resolve large claims prudently and in keeping with our commitments to our policyholders.

The composition of title policy loss expense is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	($ in millions)		($ in millions)
Provisions – known claims:
Current year	4.9	2.0	7.8	9.4
Prior policy years	14.9	32.0	31.2	52.5
	19.8	34.0	39.0	61.9
Provisions – IBNR
Current year	19.2	18.5	39.3	44.2
Prior policy years	(7.0)	(0.9)	(6.9)	(0.9)
	12.2	17.6	32.4	43.3
Transferred to known claims	(14.9)	(32.0)	(31.2)	(52.5)
Total provisions	17.1	19.6	40.2	52.7

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

Known claims provisions decreased $14.2 million, or 41.8%, and $22.9 million, or 37.0%, in the second quarter and first six months of 2016 compared to the same periods in 2015 primarily as a result of net reductions recorded on existing large claims. Total provisions - IBNR decreased $5.4 million, or 30.7%, and $10.9 million, or 25.2%, in the second quarter and first six months of 2016 compared to the same periods in 2015 mainly due to the reduction in our reserving rates for general and large claims mentioned above. As a percentage of title operating revenues, provisions - IBNR for the current policy year increased to 4.2% in the second quarter 2016 from 3.8% in the second quarter 2015 and decreased to 4.5% in the first six months of 2016 from 4.9% in the same period last year.

In addition to title policy claims, we incur losses in our direct operations from escrow, closing and disbursement functions. These escrow losses typically relate to errors or other miscalculations of amounts to be paid at closing, including timing or amount of a mortgage payoff, payment of property or other taxes and payment of homeowners’ association fees. Escrow losses also arise in cases of mortgage fraud, and in those cases the title insurer incurs the loss under its obligation to ensure that an unencumbered title is conveyed. Escrow losses are recognized as expense when discovered or when contingencies associated with them (such as litigation) are resolved and are typically paid less than 12 months after the loss is recognized. During the six months ended June 30, 2016 and 2015, we recorded approximately $1.9 million and $3.2 million, respectively, for policy loss reserves relating to escrow losses arising from mortgage fraud.

Total title policy loss reserve balances:

	June 30, 2016	December 31, 2015
	($ in millions)
Known claims	78.8	83.2
IBNR	384.4	379.4
Total estimated title losses	463.2	462.6

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

Depreciation and amortization. Depreciation and amortization expense was comparable for the second quarter 2016 and 2015, and increased $1.3 million, or 8.8%, in the first six months of 2016 compared to the same period in 2015 primarily due to the $1.1 million of accelerated depreciation charges in the first quarter 2016 relating to our exit from the delinquent loan servicing activities.

Income taxes. Our effective tax rates were 37.9% and 37.8% for the second quarters 2016 and 2015, respectively, and 38.4% and 38.2% for the first six months of 2016 and 2015, respectively, based on our income before taxes, after deducting income attributable to noncontrolling interests, of $38.0 million and $27.5 million for the second quarters 2016 and 2015, respectively, and $20.1 million and $7.5 million for the first six months of 2016 and 2015, respectively.

LIQUIDITY AND CAPITAL RESOURCES
Our liquidity and capital resources reflect our ability to generate cash flow to meet our obligations to stockholders, customers (payments to satisfy claims on title policies), vendors, employees, lenders and others. As of June 30, 2016, our cash and investments, including amounts reserved pursuant to statutory requirements, aggregated $815.3 million ($309.2 million, net of statutory reserves on cash and investments). Of our total cash and investments at June 30, 2016, $607.2 million ($238.1 million, net of statutory reserves) was held in the United States and the rest internationally, principally Canada.

Cash held at the parent company totaled $1.2 million at June 30, 2016. As a holding company, the parent company is funded principally by cash from its subsidiaries in the form of dividends, operating and other administrative expense reimbursements and pursuant to intercompany tax sharing agreements. The expense reimbursements are paid in accordance with management agreements, approved by the Texas Department of Insurance (TDI), among us and our subsidiaries. In addition to funding operating expenses, cash held at the parent company is used for dividend payments to common stockholders and for stock repurchases, if any. To the extent such uses exceed cash available, the parent company is dependent on distributions from its regulated title insurance underwriter, Stewart Title Guaranty Company (Guaranty).

A substantial majority of our consolidated cash and investments as of June 30, 2016 was held by Guaranty and its subsidiaries. The use and investment of these funds, dividends to the parent company, and cash transfers between Guaranty and its subsidiaries and the parent company are subject to certain legal and regulatory restrictions. In general, Guaranty may use its cash and investments in excess of its legally-mandated statutory premium reserve (established in accordance with requirements under Texas law) to fund its insurance operations, including claims payments. Guaranty may also, subject to certain limitations, provide funds to its subsidiaries (whose operations consist principally of field title offices and ancillary services operations) for their operating and debt service needs.

We maintain investments in accordance with certain statutory requirements in the states of domicile of our underwriters for the funding of statutory premium reserves. Statutory premium reserves, which approximated $488.4 million and $483.3 million at June 30, 2016 and December 31, 2015, respectively, are required to be fully funded and invested in high-quality securities and short-term investments. In addition, included within cash and cash equivalents are statutory reserve funds of approximately $17.8 million and $17.2 million at June 30, 2016 and December 31, 2015, respectively. Although these cash statutory reserve funds are not restricted or segregated in depository accounts, they are required to be held pursuant to state statutes. If the Company fails to maintain minimum investments or cash and cash equivalents sufficient to meet statutory requirements, the Company may be subject to fines or other penalties, including potential revocation of its business license. As of June 30, 2016, our known claims reserve totaled $78.8 million and our estimate of claims that may be reported in the future totaled $384.4 million. In addition to this, we had cash and investments (excluding equity method investments) of $209.5 million which are available for underwriter operations, including claims payments.

The ability of Guaranty to pay dividends to its parent is governed by Texas insurance law. The TDI must be notified of any dividend declared, and any dividend in excess of the statutory maximum of 20% of surplus (the maximum was approximately $100.4 million as of December 31, 2015) would be, by regulation, considered extraordinary and subject to pre-approval by the TDI. Also, the Texas Insurance Commissioner may raise an objection to a planned distribution during the notification period. Guaranty’s actual ability or intent to pay dividends to its parent may be constrained by business and regulatory considerations, such as the impact of dividends on surplus and the liquidity ratio, which could affect its ratings and competitive position, the amount of insurance it can write and its ability to pay future dividends. As of March 31, 2016, our statutory liquidity ratio for our principal underwriter was 104%. Our internal objective is to maintain a ratio of at least 100%, as we believe that ratio is crucial to our competitiveness in the market and our credit ratings. On an ongoing basis, this ratio will largely guide our decisions as to frequency and magnitude of dividends from Guaranty to the parent company. Further, depending on business and regulatory conditions, we may in the future need to retain cash in Guaranty or even raise cash in the capital markets to contribute to it in order to maintain its ratings or statutory capital position. Such a requirement could be the result of investment losses, reserve charges, adverse economic environment operating conditions or changes in interpretation of statutory accounting requirements by regulators. Guaranty did not pay a dividend to its parent during the six months ended June 30, 2016, while it paid dividends of $15.0 million to its parent during the same period in 2015.

As the parent company conducts no operations apart from its wholly-owned subsidiaries, the discussion below focuses on consolidated cash flows.

	For the Six Months Ended June 30,
	2016	2015
	(dollars in millions)
Net cash provided by operating activities	18.5	5.6
Net cash used by investing activities	(48.4)	(13.3)
Net cash used by financing activities	(14.2)	(25.5)
Operating activities. Our principal sources of cash from operations are premiums on title policies and revenue from title service-related transactions and ancillary services and other operations. Our independent agencies remit cash to us net of their contractual retention. Our principal cash expenditures for operations are employee costs, operating costs and title claims payments.

Cash provided by operations was $18.5 million in the first six months of 2016 compared to $5.6 million for the same period in 2015. The increase in cash provided by operations was mainly due to higher net income, lower payments of claims and higher collections on accounts receivable, partially offset by increased payments of accounts payable and accrued liabilities.

Although our business is labor intensive, we are focused on a cost-effective, scalable business model which includes utilization of technology, centralized back and middle office functions and business process outsourcing. Our approach allows us to adjust more easily to seasonal and cyclical fluctuations in transaction volumes. We are continuing our focus on cost management, specifically lowering unit costs of production, which will result in improved margins. Our plans to improve margins also include further outsourcing, additional automation of manual processes, and further consolidation of our various systems and production operations. We are currently investing in the technology necessary to accomplish these goals.

Investing activities. Cash used by investing activities was primarily driven by purchases of investments, capital expenditures and acquisition of subsidiaries, offset by proceeds from matured and sold investments. Total proceeds from available-for-sale investments sold and matured approximated $40.6 million and $58.4 million, while cash used for purchases of available-for-sale investments approximated $75.8 million and $59.6 million for the first six months of 2016 and 2015, respectively. Our purchases of short-term investments, net of sales, amounted to $2.3 million for the first six months of 2016 as compared to the proceeds from sales of short-term investments, net of purchases, of $2.4 million in the same period in 2015. We used cash for the acquisition of subsidiaries in the amount of $4.0 million during the first six months of 2015.

Capital expenditures were $11.5 million and $11.8 million for the first six months of 2016 and 2015, respectively. We maintain investment in capital expenditures at a level that enables us to implement technologies for increasing our operational and back-office efficiencies and to pursue growth in key markets.

Financing activities and capital resources. Total debt and stockholders’ equity were $127.7 million and $641.0 million, respectively, as of June 30, 2016. During the first six months of 2016 and 2015, we repaid debt of $15.1 million and $17.7 million, respectively, in accordance with the underlying terms of the debt instruments. Our debt-to-equity ratio at June 30, 2016 was approximately 19.9%, in line with the 20% we have set as our unofficial internal limit on leverage. During the first six months of 2016 and 2015, we drew $20.0 million and $25.0 million, respectively, from our $125.0 million line of credit. We also repaid $7.0 million on our line of credit during the first six months of 2015. At June 30, 2016, the outstanding balance of this line of credit was $118.0 million, while the remaining balance of the line of credit available for use was $4.5 million, net of an unused $2.5 million letter of credit (refer to Note 7 to the condensed consolidated financial statements).

During the second quarter and first six months of 2016, we declared and paid dividends of $0.30 and $0.60, respectively, per common share in connection with the previously announced annual dividend increase. In comparison, we declared and paid dividends of $0.25 per common share in the second quarter 2015.

Additionally, in relation to the Class B Exchange Agreement approved by our stockholders during the second quarter 2016, we paid $12.0 million in cash and issued Common Stock shares in exchange for the retirement of the outstanding Class B Common Stock shares (refer to Note 12 to the condensed consolidated financial statements for details). During the first six months in 2015, we acquired approximately 758,000 shares of our common stock at an aggregate purchase price of $27.8 million, or an average of $36.66 per share.

Effect of changes in foreign currency exchange rates. The effect of changes in foreign currency exchange rates on our cash and cash equivalents on the consolidated statements of cash flows was a net increase of $2.4 million in the first six months of 2016 and a net decrease of $2.7 million in the same period in 2015. Our principal foreign operating unit is in Canada, and, on average, the value of the Canadian dollar relative to the U.S. dollar decreased in both the first six months in 2016 and 2015.

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

Other comprehensive income (loss). Unrealized gains and losses on investments and changes in foreign currency exchange rates are reported net of deferred taxes in accumulated other comprehensive income (loss), a component of stockholders’ equity, until realized. For the six months ended June 30, 2016, net unrealized investment gains of $11.8 million, which increased our other comprehensive income, were related to temporary increases in the fair values over costs of all classes of our available-for-sale investments, net of taxes. For the six months ended June 30, 2015, net unrealized investment losses of $4.7 million, which increased our other comprehensive loss, were primarily related to decreases in the excess of fair values over costs for our corporate, municipal and equity securities investments, net of taxes. Changes in foreign currency exchange rates, primarily related to our Canadian operations, increased our other comprehensive income by $1.6 million for the six months ended June 30, 2016 and increased our other comprehensive loss by $4.3 million, net of taxes, for the same period in the prior year.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes during the quarter ended June 30, 2016 in our investment strategies, types of financial instruments held or the risks associated with such instruments that would materially alter the market risk disclosures made in our Annual Report on Form 10-K for the year ended December 31, 2015.
Item 4. Controls and Procedures
Our principal executive officer and principal financial officer are responsible for establishing and maintaining disclosure controls and procedures. They evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2016, and have concluded that, as of such date, our disclosure controls and procedures are adequate and effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) and 15d-15(f)). Our internal control over financial reporting is a process, under the supervision of our principal executive officer and principal financial officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of June 30, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this assessment, management believes that, as of June 30, 2016, our internal control over financial reporting is effective based on those criteria.

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
There has been no change in our internal control over financial reporting during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As a result, no corrective actions were required or undertaken.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings
See discussion of legal proceedings in Note 9 to the condensed consolidated financial statements included in Item 1 of Part I of this Report, which is incorporated by reference into this Part II, Item 1, as well as Item 3. Legal Proceedings, in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 1A. Risk Factors

There have been no changes during the quarter ended June 30, 2016 to our risk factors as listed in our Annual Report on Form 10-K for the year ended December 31, 2015, except for the addition of the following risk factor.

Our business could be disrupted as a result of a threatened proxy contest and other actions of certain stockholders.
We have been, and continue to be, the subject of actions taken by activist stockholders. In 2016, Foundation Asset Management, LP (together with certain of its affiliates, “Foundation”), one of our largest stockholders, made public statements critical of our performance, advocated that we make certain changes regarding our strategic plan and management, and suggested that the Company be sold to a strategic buyer. On July 28, 2016, Foundation commenced a solicitation seeking to call a special meeting of Stewart’s stockholders in order to remove two of its directors, among other things.
If Foundation, or any other activist stockholder, is able to solicit the requisite written requests from holders of at least twenty five percent (25%) of our outstanding shares to call a special meeting of stockholders, and engages in a proxy contest at such special meeting, or if other activist activities ensue, then our business could be adversely affected because we may have difficulty attracting and retaining customers, agents, mortgage lenders, servicers and employees due to perceived uncertainties as to our future direction and negative public statements about our business; may materially harm our relationships with current and potential customers, investors, lenders, and others; may otherwise materially harm our business, may adversely affect our operating results and financial condition; responding to proxy contests and other similar actions by stockholders is likely to result in us incurring substantial additional costs, including, but not limited to, legal fees, fees for financial advisors, fees for investor relations advisors, and proxy solicitation fees, and significantly divert the attention of management, our Board of Directors and our employees; and, if individuals are elected to our Board of Directors with a specific agenda, the execution of our strategic plan may be disrupted or delayed or a new strategic plan altogether may be implemented, which implementation could cause disruption in operations. Moreover, if, as a result of any such proxy contest, persons are elected to our Board of Directors who do not agree with our strategic plan, the ability of our Board to function effectively could be adversely affected, which could in turn adversely affect our business, operating results and financial condition.
We cannot predict, and no assurances can be given, as to the outcome or timing of any matters relating to the foregoing actions by stockholders or the ultimate impact on our business, liquidity, financial condition or results of operations, and any of these matters or any further actions by this or other stockholders may impact and result in volatility or stagnation of the price of our stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Other than the retirement of the Class B Common Stock shares discussed in Note 12 to the condensed consolidated financial statements included in Item 1 of Part I of this Report, there were no repurchases of our Common Stock during the six months ended June 30, 2016.

Item 5. Other Information
Our book value per share was $27.43 and $27.30 as of June 30, 2016 and December 31, 2015, respectively. As of June 30, 2016, our book value per share was based on approximately $641.0 million in stockholders’ equity and 23,371,297 shares of Common Stock outstanding. As of December 31, 2015, our book value per share was based on approximately $637.1 million in stockholders’ equity and 23,341,106 shares of Common and Class B Common Stock outstanding.
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

July 29, 2016
Date

Stewart Information Services Corporation
Registrant

By:	/s/ J. Allen Berryman
J. Allen Berryman, Chief Financial Officer, Secretary, Treasurer and Principal Financial Officer

Index to Exhibits

Exhibit

3.1	-	Restated Certificate of Incorporation of the Registrant, dated April 28, 2016 (incorporated by reference in this report from Exhibit 3.1 of the Current Report on Form 8-K filed April 29, 2016)

3.2	-	Third Amended and Restated By-Laws of the Registrant, as of April 27, 2016 (incorporated by reference in this report from Exhibit 3.2 of the Current Report on Form 8-K filed April 28, 2016)

10.1	-
Registration Rights Agreement, dated as of April 27, 2016, by and among the Company and the Class B Common Stockholders (incorporated by reference in this report from Exhibit 10.1 of the Current Report on Form 8-K filed April 28, 2016)

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