Form 10-Q
period 2016-09-30
STEWART INFORMATION SERVICES CORP
filed 2016-11-01
CIK 94344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes      No ☑
On October 28, 2016, there were 23,371,297 shares of the issuer's Common Stock, $1 par value per share, outstanding.

FORM 10-Q QUARTERLY REPORT
QUARTER ENDED SEPTEMBER 30, 2016

As used in this report, “we,” “us,” “our,” "Registrant," the “Company” and “Stewart” mean Stewart Information Services Corporation and our subsidiaries, unless the context indicates otherwise.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)(UNAUDITED)

	For the Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	($000 omitted, except per share)
Revenues
Title insurance:
Direct operations	241,109	243,128	664,128	676,148
Agency operations	282,269	279,343	732,320	741,993
Ancillary services	22,059	29,924	65,276	104,878
Investment income	4,520	4,121	14,445	12,735
Investment and other gains (losses) – net	3,253	(811)	4,706	728
	553,210	555,705	1,480,875	1,536,482
Expenses
Amounts retained by agencies	231,586	227,374	598,915	607,611
Employee costs	154,529	165,024	457,166	498,598
Other operating expenses	94,043	99,758	268,210	286,553
Title losses and related claims	26,365	25,883	66,612	78,593
Impairment of goodwill	—	35,000	—	35,000
Depreciation and amortization	7,082	7,633	22,728	22,013
Interest	797	601	2,237	1,525
	514,402	561,273	1,415,868	1,529,893

Income (loss) before taxes and noncontrolling interests	38,808	(5,568)	65,007	6,589
Income tax expense	9,041	4,859	16,779	7,735

Net income (loss)	29,767	(10,427)	48,228	(1,146)
Less net income attributable to noncontrolling interests	3,392	3,040	9,450	7,663
Net income (loss) attributable to Stewart	26,375	(13,467)	38,778	(8,809)

Net income (loss)	29,767	(10,427)	48,228	(1,146)
Other comprehensive (loss) income, net of taxes:
Foreign currency translation adjustments	(1,808)	(4,282)	(216)	(8,538)
Change in net unrealized gains on investments	(263)	(155)	11,708	(4,096)
Reclassification of adjustment for gains included in net income (loss)	(865)	(439)	(1,044)	(1,221)
Other comprehensive (loss) income, net of taxes:	(2,936)	(4,876)	10,448	(13,855)

Comprehensive income (loss)	26,831	(15,303)	58,676	(15,001)
Less net income attributable to noncontrolling interests	3,392	3,040	9,450	7,663
Comprehensive income (loss) attributable to Stewart	23,439	(18,343)	49,226	(22,664)

Basic average shares outstanding (000)	23,371	23,286	23,362	23,631
Basic earnings (loss) per share attributable to Stewart	1.13	(0.58)	1.15	(0.37)

Diluted average shares outstanding (000)	23,611	23,286	23,596	23,631
Diluted earnings (loss) per share attributable to Stewart	1.12	(0.58)	1.13	(0.37)
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of September 30, 2016 (Unaudited)	As of December 31, 2015
	($000 omitted)
Assets
Cash and cash equivalents	161,788	179,067
Short-term investments	40,068	39,707
Investments in debt and equity securities available-for-sale, at fair value:
Statutory reserve funds	448,813	483,312
Other	194,878	96,537
	643,691	579,849
Receivables:
Premiums from agencies	33,402	36,393
Trade and other	46,017	49,453
Income taxes	1,767	1,914
Notes	2,605	3,744
Allowance for uncollectible amounts	(8,714)	(9,833)
	75,077	81,671
Property and equipment, at cost
Land	3,991	3,991
Buildings	22,621	22,898
Furniture and equipment	223,639	214,350
Accumulated depreciation	(177,254)	(169,870)
	72,997	71,369
Title plants, at cost	75,313	75,743
Investments in investees, on an equity method basis	9,625	9,628
Goodwill	217,921	217,722
Intangible assets, net of amortization	14,307	18,075
Deferred tax assets	2,875	4,949
Other assets	46,070	43,807
	1,359,732	1,321,587
Liabilities
Notes payable	131,135	102,399
Accounts payable and accrued liabilities	99,551	118,082
Estimated title losses	460,700	462,622
Deferred tax liabilities	9,980	1,356
	701,366	684,459
Contingent liabilities and commitments
Stockholders’ equity
Common and Class B Common Stock and additional paid-in capital	185,223	180,385
Retained earnings	461,497	455,519
Accumulated other comprehensive income (loss):
Unrealized investment gains on investments - net	20,067	9,403
Foreign currency translation adjustments	(13,576)	(13,360)
Treasury stock – 352,161 common shares, at cost	(2,666)	(2,666)
Stockholders’ equity attributable to Stewart	650,545	629,281
Noncontrolling interests	7,821	7,847
Total stockholders’ equity (23,371,297 and 23,341,106 shares outstanding)	658,366	637,128
	1,359,732	1,321,587
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2016	2015
	($000 omitted)
Reconciliation of net income (loss) to cash provided by operating activities:
Net income (loss)	48,228	(1,146)
Add (deduct):
Depreciation and amortization	22,728	22,013
Provision for bad debt	1,189	1,672
Investment and other gains – net	(4,706)	(728)
Payments for title losses in excess of provisions	(4,446)	(5,049)
Insurance recoveries of title losses	290	763
Impairment of goodwill	—	35,000
Decrease in receivables – net	4,386	8,634
Increase in other assets – net	(1,389)	(1,446)
Decrease in payables and accrued liabilities – net	(16,027)	(3,147)
Change in net deferred income taxes	3,159	(453)
Net income from equity investees	(1,933)	(2,904)
Dividends received from equity investees	1,912	3,111
Stock based compensation expense	5,093	4,626
Other – net	5,502	4,651
Cash provided by operating activities	63,986	65,597

Investing activities:
Proceeds from investments available-for-sale sold	49,666	60,314
Proceeds from investments available-for-sale matured	25,562	40,270
Purchases of investments available-for-sale	(122,149)	(101,503)
Net (purchases) sales of short-term investments	(361)	3,160
Purchases of property and equipment, title plants and real estate – net	(13,615)	(13,373)
Cash paid for acquisition of subsidiaries	(300)	(3,958)
Other – net	944	1,904
Cash used by investing activities	(60,253)	(13,186)

Financing activities:
Payments on notes payable	(3,058)	(19,325)
Proceeds from notes payable	24,804	30,196
Distributions to noncontrolling interests	(9,430)	(6,861)
Repurchases of common stock	—	(27,815)
Cash dividends paid	(20,800)	(11,280)
Cash paid on Class B Common Shares conversion	(12,000)	—
Payment of contingent consideration related to an acquisition	(2,002)	—
Other – net	(301)	23
Cash used by financing activities	(22,787)	(35,062)

Effects of changes in foreign currency exchange rates	1,775	(6,592)
(Decrease) increase in cash and cash equivalents	(17,279)	10,757

Cash and cash equivalents at beginning of period	179,067	200,558
Cash and cash equivalents at end of period	161,788	211,315

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY (UNAUDITED)

	Common and Class B Common Stock ($1 par value)	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) income	Treasury stock	Noncontrolling interests	Total
	($000 omitted)
Balances at December 31, 2015	23,693	156,692	455,519	(3,957)	(2,666)	7,847	637,128
Net income attributable to Stewart	—	—	38,778	—	—	—	38,778
Cash dividends on Common Stock ($0.90 per share)	—	—	(20,800)	—	—	—	(20,800)
Cash paid on Class B Common Shares conversion	—	—	(12,000)	—	—	—	(12,000)
Stock based compensation and other	30	5,063	—	—	—	—	5,093
Purchase of remaining interest in consolidated subsidiary	—	(255)	—	—	—	(46)	(301)
Net change in unrealized gains and losses on investments	—	—	—	11,708	—	—	11,708
Net realized gain reclassification	—	—	—	(1,044)	—	—	(1,044)
Foreign currency translation adjustments	—	—	—	(216)	—	—	(216)
Net income attributable to noncontrolling interests	—	—	—	—	—	9,450	9,450
Subsidiary dividends paid to noncontrolling interests	—	—	—	—	—	(9,430)	(9,430)
Balances at September 30, 2016	23,723	161,500	461,497	6,491	(2,666)	7,821	658,366
See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1
Interim financial statements. The financial information contained in this report for the three and nine months ended September 30, 2016 and 2015, and as of September 30, 2016, is unaudited. This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
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
D. Restrictions on cash and investments. The Company maintains investments in accordance with certain statutory requirements for the funding of statutory premium reserves. Statutory reserve funds, which approximated $448.8 million and $483.3 million at September 30, 2016 and December 31, 2015, respectively, are required to be fully funded and invested in high-quality securities and short-term investments. In addition, included within cash and cash equivalents are statutory reserve funds of approximately $40.3 million and $17.2 million at September 30, 2016 and December 31, 2015, respectively. Although these cash statutory reserve funds are not restricted or segregated in depository accounts, they are required to be held pursuant to state statutes. If the Company fails to maintain minimum investments or cash and cash equivalents to meet statutory requirements, the Company may be subject to fines or other penalties, including potential revocation of its business license. These funds are not available for any other purpose. In the event that insurance regulators adjust the determination of the statutory premium reserves of the Company’s title insurers, these restricted funds as well as statutory surplus would correspondingly increase or decrease.

NOTE 2
Investments in debt and equity securities available-for-sale. The amortized costs and fair values follow:

	September 30, 2016		December 31, 2015
	Amortized costs	Fair values	Amortized costs	Fair values
	($000 omitted)
Debt securities:
Municipal	72,725	75,421	70,300	72,008
Corporate	341,005	358,164	303,870	309,461
Foreign	156,444	162,798	149,914	153,221
U.S. Treasury Bonds	12,793	12,883	13,803	13,906
Equity securities	29,854	34,425	27,497	31,253
	612,821	643,691	565,384	579,849

Foreign debt securities consist primarily of Canadian government and corporate bonds, United Kingdom treasury bonds, and Mexican government bonds. Equity securities consist of common stocks and master limited partnerships.
Gross unrealized gains and losses were:

	September 30, 2016		December 31, 2015
	Gains	Losses	Gains	Losses
	($000 omitted)
Debt securities:
Municipal	2,745	49	1,720	12
Corporate	17,241	82	7,700	2,109
Foreign	6,395	41	3,789	482
U.S. Treasury Bonds	90	—	128	25
Equity securities	5,462	891	4,842	1,086
	31,933	1,063	18,179	3,714
Debt securities as of September 30, 2016 mature, according to their contractual terms, as follows (actual maturities may differ due to call or prepayment rights):

	Amortized costs	Fair values
	($000 omitted)
In one year or less	45,531	45,904
After one year through five years	233,813	243,355
After five years through ten years	223,019	233,147
After ten years	80,604	86,860
	582,967	609,266

Gross unrealized losses on investments and the fair values of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2016, were:

	Less than 12 months		More than 12 months		Total
	Losses	Fair values	Losses	Fair values	Losses	Fair values
	($000 omitted)
Debt securities:
Municipal	49	5,544	—	—	49	5,544
Corporate	82	12,415	—	—	82	12,415
Foreign	28	15,045	13	1,574	41	16,619
Equity securities	578	7,080	313	2,294	891	9,374
	737	40,084	326	3,868	1,063	43,952
The number of investment securities in an unrealized loss position as of September 30, 2016 was 58, 8 securities of which were in unrealized loss positions for more than 12 months. Since the Company does not intend to sell and will more-likely-than-not maintain each investment security until its maturity or anticipated recovery, and no significant credit risk is deemed to exist, these investments are not considered other-than-temporarily impaired.

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

As of September 30, 2016, financial instruments measured at fair value on a recurring basis are summarized below:

	Level 1	Level 2	Fair value measurements
	($000 omitted)
Investments available-for-sale:
Debt securities:
Municipal	—	75,421	75,421
Corporate	—	358,164	358,164
Foreign	—	162,798	162,798
U.S. Treasury Bonds	—	12,883	12,883
Equity securities	34,425	—	34,425
	34,425	609,266	643,691

As of December 31, 2015, financial instruments measured at fair value on a recurring basis are summarized below:

	Level 1	Level 2	Fair value measurements
	($000 omitted)
Investments available-for-sale:
Debt securities:
Municipal	—	72,008	72,008
Corporate	—	309,461	309,461
Foreign	—	153,221	153,221
U.S. Treasury Bonds	—	13,906	13,906
Equity securities	31,253	—	31,253
	31,253	548,596	579,849
As of September 30, 2016, Level 1 financial instruments consist of equity securities. Level 2 financial instruments consist of municipal, governmental and corporate bonds, both U.S. and foreign. In accordance with the Company’s policies and guidelines which incorporate relevant statutory requirements, the Company’s third-party registered investment manager invests only in securities rated as investment grade or higher by the major rating services, where observable valuation inputs are significant. All municipal, foreign, and U.S. Treasury bonds are valued using a third-party pricing service, and the corporate bonds are valued using the market approach, which includes three to ten inputs from relevant market sources, including Financial Industry Regulatory Authority’s (FINRA) Trade Reporting and Compliance Engine (TRACE) and independent broker/dealer quotes, bids and offerings, as well as other relevant market data, such as securities with similar characteristics (i.e. sector, rating, maturity, etc.). Broker/dealer quotes, bids and offerings mentioned above are gathered (typically three to ten) and a consensus risk premium spread (credit spread) over risk-free Treasury yields is developed from the inputs obtained, which is then used to calculate the resulting fair value.
There were no transfers of investments between Level 1 and Level 2 during the nine months ended September 30, 2016 and 2015.

NOTE 4
Investment income and other gains and losses. Gross realized investment and other gains and losses follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	($000 omitted)
Realized gains	3,301	968	8,377	3,195
Realized losses	(48)	(1,779)	(3,671)	(2,467)
	3,253	(811)	4,706	728
Expenses assignable to investment income were insignificant. There were no significant investments as of September 30, 2016 that did not produce income during the year.

For the nine months ended September 30, 2016, investment and other gains – net included $1.6 million of net realized gains due to changes in the fair values of contingent consideration liabilities associated with certain prior year acquisitions, $1.2 million of realized gain on a cost-basis investment transaction and $2.9 million of net realized gains from the sale of investments available-for-sale, partially offset by $1.3 million of office closure costs. For the nine months ended September 30, 2015, investments and other gains - net included $2.0 million of net realized gains from the sale of investments available-for-sale, partially offset by $0.9 million impairment of other intangible assets.

Proceeds from the sale of investments available-for-sale follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	($000 omitted)
Proceeds from sale of investments available-for-sale	16,839	14,378	49,666	60,314

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
Additionally, during the second quarters 2016 and 2015, the Company granted its board of directors, as a component of annual director retainer compensation, 16,300 and 18,200 shares, respectively, of common stock, which immediately vested at the grant date. The aggregate fair values of these director awards at the grant dates in 2016 and 2015 were $0.6 million and $0.7 million, respectively.

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

The calculation of the basic and diluted earnings per share is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	($000 omitted, except per share)
Numerator:
Net income (loss) attributable to Stewart	26,375	(13,467)	38,778	(8,809)
Less: Cash paid on Class B Common Shares conversion (a)	—	—	(12,000)	—
Net income (loss) available to common shareholders	26,375	(13,467)	26,778	(8,809)

Denominator (000):
Basic average shares outstanding	23,371	23,286	23,362	23,631
Average number of dilutive shares relating to options	1	—	1	—
Average number of dilutive shares relating to grants of restricted shares	239	—	233	—
Diluted average shares outstanding	23,611	23,286	23,596	23,631

Basic earnings (loss) per share attributable to Stewart	1.13	(0.58)	1.15	(0.37)

Diluted earnings (loss) per share attributable to Stewart	1.12	(0.58)	1.13	(0.37)

(a) - In accordance with the ASC 260, Earnings Per Share, the $12.0 million payment to the holders of the Class B Common Stock shares (refer to Note 11) is treated in a manner similar to the treatment of dividends on preferred stock for the purpose of calculating EPS. Accordingly, the $12.0 million payment was deducted from the 2016 net income to arrive at net income available to common stockholders for calculating basic and diluted EPS.

NOTE 7
Contingent liabilities and commitments. In the ordinary course of business, the Company guarantees the third-party indebtedness of certain of its consolidated subsidiaries. As of September 30, 2016, the maximum potential future payments on the guarantees are not more than the related notes payable recorded in the condensed consolidated balance sheets. The Company also guarantees the indebtedness related to lease obligations of certain of its consolidated subsidiaries. The maximum future obligations arising from these lease-related guarantees are not more than the Company’s future minimum lease payments. As of September 30, 2016, the Company also had unused letters of credit aggregating $5.6 million related to workers’ compensation and other insurance. The Company does not expect to make any payments on these guarantees.

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

Selected statement of income information related to these segments is as follows using restated prior year period amounts to conform to the new segment presentation:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	($000 omitted)
Title segment:
Revenues	529,816	527,294	1,410,863	1,431,412
Depreciation and amortization	5,120	4,711	15,642	13,870
Income before taxes and noncontrolling interest	50,308	48,803	100,984	95,978

Ancillary services and corporate segment:
Revenues	23,394	28,411	70,012	105,070
Depreciation and amortization	1,962	2,922	7,086	8,143
Loss before taxes and noncontrolling interest	(11,500)	(54,371)	(35,977)	(89,389)

Consolidated Stewart:
Revenues	553,210	555,705	1,480,875	1,536,482
Depreciation and amortization	7,082	7,633	22,728	22,013
Income (loss) before taxes and noncontrolling interest	38,808	(5,568)	65,007	6,589

The Company does not provide asset information by reportable operating segment as it does not routinely evaluate the asset position by segment.

Revenues generated in the United States and all international operations are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	($000 omitted)
United States	518,204	524,567	1,394,228	1,456,742
International	35,006	31,138	86,647	79,740
	553,210	555,705	1,480,875	1,536,482
NOTE 9
Regulatory and legal developments. The Company is subject to claims and lawsuits arising in the ordinary course of its business, most of which involve disputed policy claims. In some of these lawsuits, the plaintiff seeks exemplary or treble damages in excess of policy limits. The Company does not expect that any of these proceedings will have a material adverse effect on its consolidated financial condition or results of operations. Along with the other major title insurance companies, the Company is party to class action lawsuits concerning the title insurance industry. The Company believes that it has adequate reserves for the various litigation matters and contingencies discussed in this paragraph and that the likely resolution of these matters will not materially affect its consolidated financial condition or results of operations.

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

NOTE 10
Other comprehensive income (loss). Changes in the balances of each component of other comprehensive income (loss) and the related tax effects are as follows:

	For the Three Months Ended September 30, 2016			For the Three Months Ended September 30, 2015
	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount
	($000 omitted)			($000 omitted)
Unrealized investment gains on investments - net:
Change in net unrealized gains on investments	(405)	(142)	(263)	(239)	(84)	(155)
Less: reclassification adjustment for net gains included in net income (loss)	(1,330)	(465)	(865)	(675)	(236)	(439)
Net unrealized gains	(1,735)	(607)	(1,128)	(914)	(320)	(594)

Foreign currency translation adjustments	(2,363)	(555)	(1,808)	(5,787)	(1,505)	(4,282)

Other comprehensive loss	(4,098)	(1,162)	(2,936)	(6,701)	(1,825)	(4,876)

	For the Nine Months Ended September 30, 2016			For the Nine Months Ended September 30, 2015
	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount
	($000 omitted)			($000 omitted)
Unrealized investment gains on investments - net:
Change in net unrealized gains on investments	18,012	6,304	11,708	(6,303)	(2,207)	(4,096)
Less: reclassification adjustment for net gains included in net income (loss)	(1,606)	(562)	(1,044)	(1,878)	(657)	(1,221)
Net unrealized gains	16,406	5,742	10,664	(8,181)	(2,864)	(5,317)

Foreign currency translation adjustments	1,581	1,797	(216)	(12,215)	(3,677)	(8,538)

Other comprehensive income (loss)	17,987	7,539	10,448	(20,396)	(6,541)	(13,855)

NOTE 11
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

NOTE 12
Goodwill. In connection with the restructuring of the reportable segments (refer to Note 8), management determined it is appropriate to re-allocate the goodwill attributable to the centralized title services business from the ancillary services and corporate segment to the title segment as shown below.

	Title	Ancillary Services and Corporate	Consolidated Total
		($000 omitted)
Balances at December 31, 2015	208,873	8,849	217,722
Re-allocation of goodwill	2,382	(2,382)	—
Acquisition	300	—	300
Disposals	(101)	—	(101)
Balances at September 30, 2016	211,454	6,467	217,921

The Company evaluates goodwill for impairment annually based on information as of June 30 of the current year or more frequently if circumstances suggest that impairment may exist. The Company performed the annual goodwill impairment analysis during the quarter ended September 30, 2016 and utilized the quantitative assessment for all title and ancillary services reporting units. The Company determined that the current reporting units of direct operations, agency operations, international operations and ancillary services (formerly, mortgage services) are appropriate for performing the annual goodwill impairment test.

The Company performed a step one analysis in accordance with the ASC 350, Intangibles - Goodwill and Other, using a combination of the income approach (discounted cash flow technique) and the market approach (guideline company and precedent transaction analyses). Based on the step one analysis, the Company determined that the fair values of all reporting units exceeded their corresponding carrying values. Based on this assessment, the Company concluded that the goodwill related to each of the reporting units is not impaired.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S OVERVIEW

We reported net income attributable to Stewart of $26.4 million, or $1.12 per diluted share, for the third quarter 2016 compared to a net loss attributable to Stewart of $13.5 million, or ($0.58) per diluted share, for the third quarter 2015. Pretax income before noncontrolling interests for the third quarter 2016 was $38.8 million compared to a pretax loss of $5.6 million for the third quarter 2015. However, comparisons to the prior year quarter are influenced by third quarter 2015 charges totaling $43.7 million, composed of $42.8 million and $0.9 million recorded as operating expenses and net realized losses, respectively, which are detailed below.

As we enter the fourth quarter 2016, we remain focused on strengthening our title operations by improving the effectiveness of our closing process, enhancing the customer experience, and taking advantage of geographic opportunities which give us the best combination of growth, profitability and margin enhancement. We are encouraged by the work that has been done to prepare us for a strong 2017 as we take advantage of further cost savings as well as programs to improve our customer experience and drive revenue growth in targeted markets. While we remain positive on our prospects going forward from both our operations and the macroeconomic environment, it is important to underscore that the marketplace has been increasingly competitive in all channels and product lines. We will allocate resources to further grow and improve performance in 2017 and beyond.

Our title segment revenues, which include revenues from our centralized title services, were $529.8 million for the third quarter 2016, an increase of approximately 1.0% from the third quarter 2015 and an increase of 13.2% from the second quarter 2016. In the third quarter 2016, the title segment generated pretax income of $50.3 million, a 9.5% margin, compared to the third quarter 2015 pretax income of $48.8 million, a 9.3% margin, and the second quarter 2016 pretax income of $51.7 million, an 11.0% margin.

Revenues generated by our ancillary services and corporate segment declined to $23.4 million in the third quarter 2016 from $28.4 million in the third quarter 2015 primarily due to the previously announced strategic wind-down of our delinquent loan servicing operations, completed in the first quarter 2016. Sequentially, revenues increased from $21.6 million in the second quarter 2016 primarily due to a $1.2 million realized gain on a cost-basis investment transaction. The segment reported a pretax loss of $11.5 million in the third quarter 2016 as compared with pretax losses of $54.4 million and $9.8 million in the third quarter 2015 and second quarter 2016, respectively. The third quarter 2016 pretax loss for the segment included $1.2 million of costs relating to shareholder activism offset by the earlier mentioned $1.2 million realized gain, as compared to non-operating charges of $39.7 million (as detailed below) and other intangibles impairment of $0.9 million, recorded as a realized loss, in the third quarter 2015. We incurred no significant non-operating charges in the second quarter 2016.

Expense comparisons for the third quarter 2016 to the prior year quarter are influenced by third quarter 2015 charges consisting of:

•	$35.0 million goodwill impairment, of which $33.4 million was recorded in the ancillary services and corporate segment and $1.6 million was recorded in the title segment,

•
$5.7 million of aggregate costs (consisting of consulting and third party service provider transition costs) related to our cost management program and new integrated disclosure rules preparations and $0.6 million of costs related to our exit of the delinquent loan servicing operations recorded in the ancillary services and corporate segment, and,

•	$1.5 million of litigation expenses recorded as other operating expense in the title segment.

CRITICAL ACCOUNTING ESTIMATES
The preparation of the Company’s condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures surrounding contingencies and commitments.
Actual results can differ from our accounting estimates. While we do not anticipate significant changes in our estimates, there is a risk that such changes could have a material impact on our consolidated financial condition or results of operations for future periods. During the nine months ended September 30, 2016, we made no material changes to our critical accounting estimates as previously disclosed in Management’s Discussion and Analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
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
Factors affecting revenues. The principal factors that contribute to changes in operating revenues for our operating segments include:

•	mortgage interest rates;

•	availability of mortgage loans;

•	number and average value of mortgage loan originations;

•	ability of potential purchasers to qualify for loans;

•	inventory of existing homes available for sale;

•	ratio of purchase transactions compared with refinance transactions;

•	ratio of closed orders to open orders;

•	home prices;

•	volume of distressed property transactions;

•	consumer confidence, including employment trends;

•	demand by buyers;

•	number of households;

•	premium rates;

•	foreign currency exchange rates;

•	market share;

•	ability to attract and retain highly productive sales associates;

•	independent agency remittance rates;

•	opening of new offices and acquisitions;

•	number of commercial transactions, which typically yield higher premiums;

•	government or regulatory initiatives, including tax incentives and the implementation of the new integrated disclosure requirements;

•	acquisitions or divestitures of businesses; and

•	seasonality and/or weather.

Premiums are determined in part by the values of the transactions we handle. To the extent inflation or market conditions cause increases in the prices of homes and other real estate, premium revenues are also increased. Conversely, falling home prices cause premium revenues to decline. As an overall guideline, a 5% increase in median home prices results in an approximate 3.5% increase in title premiums. Home price changes may override the seasonal nature of the title insurance business. Historically, our first quarter is the least active in terms of title insurance revenues as home buying is generally depressed during winter months. Our second and third quarters are the most active as the summer is the traditional home buying season, and while commercial transaction closings are skewed to the end of the year, individually large commercial transactions can occur any time of year.

RESULTS OF OPERATIONS
Comparisons of our results of operations for the three and nine months ended September 30, 2016 with the three and nine months ended September 30, 2015 are set forth below. Factors contributing to fluctuations in the results of operations are presented in the order of their monetary significance, and we have quantified, when necessary, significant changes. Segment results are included in the discussions and, when relevant, are discussed separately.
Our statements on home sales and loan activity are based on published industry data from sources including Fannie Mae, the National Association of Realtors®, the Mortgage Bankers Association and Freddie Mac. We also use information from our direct operations.
Operating environment. Actual existing home sales in the third quarter 2016 increased approximately 1.0% from the third quarter 2015. September 2016 existing home sales totaled 484,000, which was up 2.8% from a year ago, but down 10.2% from August 2016. Further, the September median and average home prices rose 5.6% and 4.2%, respectively, as compared to the prior year. September housing starts decreased 9.0% sequentially from August and also decreased 11.9% from a year ago. Newly issued building permits in September were up 6.3% and 8.5% sequentially from August and from a year ago, respectively. According to Fannie Mae, one-to-four family residential lending improved from $438 billion in the third quarter 2015 to $522 billion in the third quarter 2016, driven primarily by an increase of approximately $70 billion, or 41.9%, in refinance originations, augmented by an increase in purchase lending of approximately $14 billion, or 5.2%. On average, refinance title premium rates are 60% of the premium rates for a similarly priced sale transaction.
Title revenues. Revenues from direct title operations, which include residential, commercial, international and centralized title services transactions, decreased $2.0 million, or approximately 1.0%, and $12.0 million, or 1.8%, in the third quarter and first nine months of 2016, respectively, compared to the same periods in 2015, due to revenue declines from our centralized title and commercial operations, partially offset by increases in international and residential revenues. Closed refinancing orders decreased 1.7% and 17.0% in the third quarter and first nine months of 2016, respectively, compared to the same periods last year. Revenues from our centralized title operations, which primarily process refinancing and default title orders, decreased $4.3 million, or 21.8%, and $18.6 million, or 28.0%, in the third quarter and first nine months of 2016, respectively, compared to the same periods in 2015. Our residential revenues, which make up the majority of direct revenue, increased $1.1 million and $3.0 million, both approximately 1.0%, in the third quarter and first nine months of 2016, respectively, compared to the same periods in 2015.

Total orders closed decreased by about 1,700, or 1.8%, and 21,500, or 7.6%, in the third quarter and first nine months of 2016, respectively, compared to the same periods in 2015 primarily due to the declines in refinancing orders mentioned earlier. Compared to similar periods in 2015, refinancing orders closed decreased by about 500, or 1.7%, and 16,000, or 17.0%, in the third quarter and first nine months of 2016, respectively, while purchase orders closed decreased by about 600, or approximately 1.0%, in both the third quarter and first nine months of 2016. Commercial orders closed in the third quarter 2016 was comparable to the prior year quarter. However, closed commercial orders declined by about 2,400, or 9.0%, in the first nine months of 2016 compared to the same period in 2015 mainly due to the industry-wide decline of U.S. commercial property sales during 2016. Total opened orders in the third quarter 2016 were comparable to the third quarter 2015, while opened orders decreased by about 38,800, or 9.9%, in the first nine months of 2016 compared to the same period in 2015 due primarily to a decrease in new refinancing orders opened.

Orders information for the third quarter and first nine months ended September 30 is as follows:

	Three Months Ended		Nine Months Ended
	2016	2015	2016	2015
Opened Orders:
Commercial	11,866	11,766	35,334	38,921
Purchase	63,115	63,836	193,625	194,898
Refinance	42,851	40,542	113,819	140,409
Other	3,423	5,380	10,032	17,362
Total	121,255	121,524	352,810	391,590

Closed Orders:
Commercial	8,149	8,173	24,344	26,749
Purchase	52,937	53,532	145,829	146,457
Refinance	28,361	28,849	78,304	94,310
Other	4,086	4,669	12,536	15,026
Total	93,533	95,223	261,013	282,542
Our direct operations include local offices and international operations, and we generate commercial revenues both domestically and internationally. U.S. commercial revenues decreased $2.5 million, or 5.2%, in the third quarter 2016 and decreased $2.5 million, or 2.0%, in the first nine months of 2016 compared to the same periods in 2015. Total international revenues increased $3.7 million, or 12.2%, and $6.1 million, or 7.9%, in the third quarter and first nine months of 2016, respectively, compared to the same periods in 2015 due to increased volumes on a local currency basis, partially offset by the strengthening of the U.S. dollar. Note that fluctuations in exchange rates affect our consolidated reporting only, as our international operations are conducted almost entirely in local currencies. Overall, total commercial revenues decreased $2.3 million, or 4.4%, and $2.1 million, or 1.5%, in the third quarter and first nine months of 2016 compared to the same periods in 2015. Of our total title revenues, direct revenues constituted 46.1% and 47.6% in the third quarter and first nine months of 2016, respectively, compared to 46.5% and 47.7% in the third quarter and first nine months of 2015, respectively.

Direct revenue information is presented below:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
	($ in millions)			($ in millions)
Commercial:
Domestic	45.2	47.7	(5.2)%	123.8	126.3	(2.0)%
International	4.4	4.2	4.8%	13.6	13.2	3.0%
	49.6	51.9	(4.4)%	137.4	139.5	(1.5)%
Non-commercial
Domestic	161.8	165.0	(1.9)%	456.7	472.3	(3.3)%
International	29.7	26.2	13.4%	70.0	64.3	8.9%
	191.5	191.2	0.2%	526.7	536.6	(1.8)%
Total direct revenues	241.1	243.1	(0.8)%	664.1	676.1	(1.8)%

Revenues from independent agency operations increased $2.9 million, or 1.0%, in the third quarter 2016 and decreased $9.7 million, or 1.3%, in the first nine months of 2016 compared to the same periods in 2015. Net of agency retention, independent agency revenues decreased $1.3 million, or 2.5%, and $1.0 million, or approximately 1.0%, in the third quarter and first nine months of 2016, respectively, compared to the same periods last year. Although we do not have opened and closed order data from independent agencies, these revenues fluctuate based on the same general factors that influence revenues from direct title operations. Contributing to the independent agency revenue decline during the first nine months of 2016 were the changing geographic focus (i.e. strategic reduction in California agencies) and the decline of revenues from those agents with relatively high concentrations of commercial business (primarily in New York). We continue to focus on increasing profit margins in every state, increasing premium revenue in states where remittance rates are above 20%, and maintaining the quality of our agency network, which we believe to be the industry’s best, in order to mitigate claims risk and drive consistent future performance. While market share is important in our agency operations channel, it is not as important as margins, risk mitigation and profitability.
Ancillary services revenues. Ancillary services operating revenues decreased $7.9 million, or 26.3%, and $39.6 million, or 37.8%, in the third quarter and first nine months of 2016, respectively, compared to the same periods in 2015. The revenue decline was primarily attributable to reduced volumes due to our strategic decision to exit the delinquent loan servicing operations, which we completed by the end of the first quarter 2016, as previously announced. As discussed earlier, our ancillary services operations, principally valuation services, government services, and loan file review and audit, are included within the ancillary services and corporate segment as they are not material in the aggregate.
Investment income. Investment income increased $0.4 million, or 9.7%, and $1.7 million, or 13.4%, in the third quarter and first nine months of 2016 compared to the same period last year as a result of the increase in our investment portfolio in 2016 and improvement in market conditions. Certain investment gains and losses, which are included in our results of operations in investment and other gains - net, were realized as part of the ongoing management of our investment portfolio for the purpose of improving performance.

For the nine months ended September 30, 2016, investment and other gains – net included $1.6 million of net realized gains due to changes in the fair values of contingent consideration liabilities associated with certain prior year acquisitions, $1.2 million of realized gain on a cost-basis investment transaction and $2.9 million of net realized gains from the sale of investments available-for-sale, partially offset by $1.3 million of office closure costs. For the nine months ended September 30, 2015, investments and other gains - net included $2.0 million of net realized gains from the sale of investments available-for-sale, partially offset by $0.9 million impairment of other intangible assets.

An analysis of expenses is shown below:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2016	2016	% Change	2016	2015	% Change
	($ in millions)

Amounts retained by agencies	231.6	227.4	1.9%	598.9	607.6	(1.4)%
As a % of agency revenues	82.0%	81.4%		81.8%	81.9%

Employee costs	154.5	165.0	(6.4)%	457.2	498.6	(8.3)%
As a % of operating revenues	28.3%	29.9%		31.3%	32.7%

Other operating expenses	94.0	99.8	(5.7)%	268.2	286.6	(6.4)%
As a % of operating revenues	17.2%	18.1%		18.3%	18.8%

Title losses and related claims	26.4	25.9	1.9%	66.6	78.6	(15.2)%
As a % of title revenues	5.0%	5.0%		4.8%	5.5%

Retention by agencies. Amounts retained by title agencies are based on agreements between agencies and our title underwriters. Average independent agency remittance rates (i.e., inverse of retention rates, representing the amount paid to us relative to the amount collected by agents at the closing of the transaction) declined to 18.0% in the third quarter 2016 from 18.6% in the third quarter 2015, while the average remittance rate for the first nine months of 2016 of 18.2% was comparable to the same period in 2015. The lower retention for the third quarter 2016, compared to the prior year quarter, was due to the shift in the mix of revenues generated where we saw increased business from agencies in lower remitting states (such as Texas and Michigan) combined with declines in higher remitting states (such Illinois and Florida). We continue to evaluate independent agency relationships with a focus on states that provide higher remittance rates. The average retention percentage may vary from quarter-to-quarter due to the geographic mix of agency operations, the volume of title revenues and, in some states, laws or regulations. Due to the variety of such laws or regulations, as well as competitive factors, the average retention rate can differ significantly from state to state. In addition, a high proportion of our independent agencies are in states with retention rates greater than 80%. Consequently, we expect our average annual retention percentage to remain in the 81% - 82% range over the near to medium term.

Employee costs. Total employee costs decreased $10.5 million, or 6.4%, and $41.4 million, or 8.3%, in the third quarter and first nine months of 2016, respectively, compared to the same periods in 2015 primarily as a result of the cost management program we completed at the end of 2015, as well as reductions in employee counts tied to volume declines. Average employee counts decreased approximately 9.9% and 8.9% in the third quarter and first nine months of 2016, respectively, compared to the same periods in the prior year. As a percentage of total operating revenues, employee costs improved to 28.3% in the third quarter 2016 from 29.9% in the third quarter 2015 and to 31.3% in the first nine months of 2016 compared to 32.7% in the same period in 2015.

Employee costs in the title segment increased $2.1 million, or 1.5%, and $9.7 million, or 2.4%, in the third quarter and first nine months of 2016, respectively, compared to the same periods in the prior year primarily due to annual employee salary increases. In our ancillary services and corporate segment, employee costs decreased $12.6 million, or 42.5%, and $51.1 million, or 49.6%, in the third quarter and first nine months of 2016, respectively, compared to the same periods in 2015 primarily due to the cost management program completed in 2015, the exiting of the delinquent loan servicing business and other reductions in employee counts due to declines in transaction volume.
Other operating expenses. Other operating expenses include costs that are fixed in nature, costs that follow, to varying degrees, changes in transaction volumes and revenues and costs that fluctuate independently of revenues. Costs that are fixed in nature include attorney and professional fees, third-party-outsourcing provider fees, equipment rental, insurance, rent and other occupancy expenses, repairs and maintenance, technology costs, telephone and title plant expenses. Costs that follow, to varying degrees, changes in transaction volumes and revenues include fee attorney splits, bad debt expenses, ancillary services cost of sales expenses, copy supplies, delivery fees, outside search fees, postage, premium taxes and title plant maintenance expenses. Costs that fluctuate independently of revenues include general supplies, litigation defense, business promotion and marketing and travel.

Consolidated other operating expenses decreased $5.7 million, or 5.7%, and $18.3 million, or 6.4%, in the third quarter and first nine months of 2016, respectively, compared to the same periods last year. As a percentage of total operating revenues, other operating expenses were 17.2% and 18.1% in the third quarters 2016 and 2015, respectively, and 18.3% and 18.8% in the first nine months of 2016 and 2015, respectively. We incurred other operating expenses of $1.2 million related to shareholder activism costs during the third quarter 2016, and $2.2 million associated with the previously reported Class B common stock exchange agreement and $3.6 million of litigation-related expenses during the first quarter 2016. During the third quarter 2015 and first nine months of 2015, we incurred an aggregate $5.7 million and $18.2 million, respectively, of other operating expenses related to the cost management program and a shareholder settlement agreement, and $1.5 million and $6.0 million, respectively, of litigation-related expenses. Excluding these charges and litigation-related expenses, other operating expenses as a percentage of operating revenues were 17.0% and 16.8% in the third quarters 2016 and 2015, respectively, and 17.9% and 17.2% in the first nine months of 2016 and 2015, respectively, with the 2016 ratios being unfavorably influenced by the new outsourcing service provider costs as well as lower operating revenues.

Costs that follow, to varying degrees, changes in transaction volumes and revenues increased $3.1 million, or 7.5%, and $2.3 million, or 2.0%, in the third quarter and first nine months of 2016, respectively, compared to the same periods in 2015 primarily due to increased outside search fees, fee attorney splits and costs of sales associated with our ancillary search and valuation services. Excluding the litigation-related expenses mentioned above, costs that fluctuate independently of revenues decreased $3.8 million, or 25.0%, and $7.3 million, or 18.9%, in the third quarter and first nine months of 2016, respectively, compared to the same periods in 2015 due to reduced marketing, travel and general legal expenses. Excluding the charges mentioned above and compared to the similar periods in the prior year, costs that are fixed in nature increased $1.0 million, or 2.7%, in the third quarter 2016 mainly due to higher technology costs, while such costs increased $3.3 million, or 3.1%, in the first nine months of 2016 primarily due to third-party outsourcing provider fees.
Title losses. Provisions for title losses, as a percentage of title revenues and including adjustments for certain large claims and escrow losses, were 5.0% and 4.8% for the third quarter and first nine months of 2016, respectively, as compared to 5.0% and 5.5%, respectively, for the same periods in 2015. Title loss expense in the third quarter 2016 was comparable to the prior year quarter. However, title loss expense decreased $12.0 million, or 15.2%, in the first nine months of 2016 compared to the same periods in 2015 as a result of a reduction in our current year reserving rates for general and large claims and decreased reserves on certain existing large claims due to continued favorable policy loss experience and a positive mid-year actuarial review of balance sheet reserves. As a consequence of reducing our reserving rates, we recorded a net policy loss reserve reduction of $5.4 million relating to prior policy years in the first nine months of 2016. In comparison, we recorded a $4.5 million net policy loss reserve strengthening charge relating to prior policy years in the first nine months of 2015. Excluding these net reserve adjustments, the title loss ratio would be 5.0% for the third quarters 2016 and 2015 and 5.2% for the first nine months of 2016 and 2015. The title loss ratio in any given quarter can be significantly influenced by changes in new large claims incurred, escrow losses and adjustments to reserves for existing large claims.
Cash claim payments in the third quarter 2016 compared to the prior year quarter increased 26.1% due in part to the settlement of a large claim. However, cash claim payments decreased 15.5% in the first nine months of 2016 compared to the same period in 2015 due to decreased payments on large claims. We continue to manage and resolve large claims prudently and in keeping with our commitments to our policyholders.

The composition of title policy loss expense is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	($ in millions)		($ in millions)
Provisions – known claims:
Current year	5.3	9.0	13.1	18.3
Prior policy years	18.7	7.7	49.9	60.1
	24.0	16.7	63.0	78.4
Provisions – IBNR
Current year	21.0	16.7	60.3	60.9
Prior policy years	0.1	0.2	(6.8)	(0.6)
	21.1	16.9	53.5	60.3
Transferred to known claims	(18.7)	(7.7)	(49.9)	(60.1)
Total provisions	26.4	25.9	66.6	78.6

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

Known claims provisions increased $7.3 million, or 43.7%, in the third quarter 2016 compared to the same quarter in 2015 primarily as a result of adjustments to existing claims related to prior year policies. Known claims provisions for the first nine months of 2016 decreased $15.4 million, or 19.6%, compared to the same period in 2015 due to reductions in existing claims. Compared to the same periods in 2015, total provisions - IBNR increased $4.2 million, or 24.9%, in the third quarter 2016 due to a modest increase in premiums and lower dollar amount of reported claims relating to current year policies, and decreased $6.8 million, or 11.3%, in the first nine months of 2016 mainly due to the reduction in our reserving rates for general and large claims mentioned above. As a percentage of title operating revenues, provisions - IBNR for the current policy year increased to 4.0% in the third quarter 2016 from 3.2% in the third quarter 2015 and was 4.3% for the first nine months of 2016 and 2015.

In addition to title policy claims, we incur losses in our direct operations from escrow, closing and disbursement functions. These escrow losses typically relate to errors or other miscalculations of amounts to be paid at closing, including timing or amount of a mortgage payoff, payment of property or other taxes and payment of homeowners’ association fees. Escrow losses also arise in cases of mortgage fraud, and in those cases the title insurer incurs the loss under its obligation to ensure that an unencumbered title is conveyed. Escrow losses are recognized as expense when discovered or when contingencies associated with them (such as litigation) are resolved and are typically paid less than 12 months after the loss is recognized. During the nine months ended September 30, 2016 and 2015, we recorded approximately $4.0 million and $6.4 million, respectively, for policy loss reserves relating to escrow losses arising from mortgage fraud.

Total title policy loss reserve balances:

	September 30, 2016	December 31, 2015
	($ in millions)
Known claims	74.8	83.2
IBNR	385.9	379.4
Total estimated title losses	460.7	462.6

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

Depreciation and amortization. Depreciation and amortization expenses for the third quarter and first nine months of 2016 were comparable to the same periods in 2015, excluding the the accelerated depreciation charges of $1.1 million and $0.4 million recorded in the first quarter 2016 and third quarter 2015, respectively, relating to our recently-completed exit from the delinquent loan servicing activities.

Income taxes. Our effective tax rates were 25.5% and (56.4)% for the third quarters 2016 and 2015, respectively, and 30.2% and (720.3)% for the first nine months of 2016 and 2015, respectively, based on income (loss) before taxes, after deducting income attributable to noncontrolling interests, of $35.4 million and ($8.6) million for the third quarters 2016 and 2015, respectively, and $55.6 million and ($1.1) million for the first nine months of 2016 and 2015, respectively. Third quarter tax expense is calculated using the amount computed for the first nine months less the amount previously reported for the first six months.

For the third quarter 2016, a discrete tax benefit of $4.6 million was recorded for the 2015 return-to-provision and related true-up adjustments principally relating to research and development tax credits and goodwill impairment. Excluding the effect of the discrete tax benefit above, our effective tax rate was 38.3% for the nine months of 2016.

For the third quarter 2015, the $35.0 million goodwill impairment was treated as a discrete item and due to the non-deductibility of certain aspects of the goodwill being impaired, only $5.0 million of income tax benefit resulted from the charge. The income tax expense for the first nine months of 2015 was computed using the annual effective tax rate applied to year-to-date income, excluding the goodwill impairment, less the $5.0 million benefit attributable to the goodwill impairment. As a result of the reduced income tax benefit on the goodwill impairment, we recorded an income tax expense notwithstanding the operating loss before taxes, and after deducting income attributable to noncontrolling interests, for the first nine months of 2015. Excluding the goodwill impairment and its related tax effect, our effective tax rate was 37.5% for the nine months of 2015.

LIQUIDITY AND CAPITAL RESOURCES
Our liquidity and capital resources reflect our ability to generate cash flow to meet our obligations to stockholders, customers (payments to satisfy claims on title policies), vendors, employees, lenders and others. As of September 30, 2016, our cash and investments, including amounts reserved pursuant to statutory requirements, aggregated $845.5 million ($356.5 million, net of statutory reserves on cash and investments). Of our total cash and investments at September 30, 2016, $628.6 million ($296.3 million, net of statutory reserves) was held in the United States and the rest internationally, principally Canada.

Cash held at the parent company totaled $1.5 million at September 30, 2016. As a holding company, the parent company is funded principally by cash from its subsidiaries in the form of dividends, operating and other administrative expense reimbursements and pursuant to intercompany tax sharing agreements. The expense reimbursements are paid in accordance with management agreements, approved by the Texas Department of Insurance (TDI), among us and our subsidiaries. In addition to funding operating expenses, cash held at the parent company is used for dividend payments to common stockholders and for stock repurchases, if any. To the extent such uses exceed cash available, the parent company is dependent on distributions from its regulated title insurance underwriter, Stewart Title Guaranty Company (Guaranty).

A substantial majority of our consolidated cash and investments as of September 30, 2016 was held by Guaranty and its subsidiaries. The use and investment of these funds, dividends to the parent company, and cash transfers between Guaranty and its subsidiaries and the parent company are subject to certain legal and regulatory restrictions. In general, Guaranty may use its cash and investments in excess of its legally-mandated statutory premium reserve (established in accordance with requirements under Texas law) to fund its insurance operations, including claims payments. Guaranty may also, subject to certain limitations, provide funds to its subsidiaries (whose operations consist principally of field title offices and ancillary services operations) for their operating and debt service needs.

We maintain investments in accordance with certain statutory requirements in the states of domicile of our underwriters for the funding of statutory premium reserves. Statutory premium reserves, which approximated $448.8 million and $483.3 million at September 30, 2016 and December 31, 2015, respectively, are required to be fully funded and invested in high-quality securities and short-term investments. In addition, included within cash and cash equivalents are statutory reserve funds of approximately $40.3 million and $17.2 million at September 30, 2016 and December 31, 2015, respectively. Although these cash statutory reserve funds are not restricted or segregated in depository accounts, they are required to be held pursuant to state statutes. If the Company fails to maintain minimum investments or cash and cash equivalents sufficient to meet statutory requirements, the Company may be subject to fines or other penalties, including potential revocation of its business license. As of September 30, 2016, our known claims reserve totaled $74.8 million and our estimate of claims that may be reported in the future totaled $385.9 million. In addition to this, we had cash and investments (excluding equity method investments) of $252.9 million which are available for underwriter operations, including claims payments.

The ability of Guaranty to pay dividends to its parent is governed by Texas insurance law. The TDI must be notified of any dividend declared, and any dividend in excess of the statutory maximum of 20% of surplus (the maximum was approximately $100.4 million as of December 31, 2015) would be, by regulation, considered extraordinary and subject to pre-approval by the TDI. Also, the Texas Insurance Commissioner may raise an objection to a planned distribution during the notification period. Guaranty’s actual ability or intent to pay dividends to its parent may be constrained by business and regulatory considerations, such as the impact of dividends on surplus and the liquidity ratio, which could affect its ratings and competitive position, the amount of insurance it can write and its ability to pay future dividends. As of September 30, 2016, our statutory liquidity ratio for our principal underwriter was 108%. Our internal objective is to maintain a ratio of at least 100%, as we believe that ratio is crucial to our competitiveness in the market and our credit ratings. On an ongoing basis, this ratio will largely guide our decisions as to frequency and magnitude of dividends from Guaranty to the parent company. Further, depending on business and regulatory conditions, we may in the future need to retain cash in Guaranty or even raise cash in the capital markets to contribute to it in order to maintain its ratings or statutory capital position. Such a requirement could be the result of investment losses, reserve charges, adverse economic environment operating conditions or changes in interpretation of statutory accounting requirements by regulators. Guaranty did not pay a dividend to its parent during the first nine months ended September 30, 2016, while it paid dividends of $15.0 million to its parent during the same period in 2015.

As the parent company conducts no operations apart from its wholly-owned subsidiaries, the discussion below focuses on consolidated cash flows.

	For the Nine Months Ended September 30,
	2016	2015
	(dollars in millions)
Net cash provided by operating activities	64.0	65.6
Net cash used by investing activities	(60.3)	(13.2)
Net cash used by financing activities	(22.8)	(35.1)
Operating activities. Our principal sources of cash from operations are premiums on title policies and revenue from title service-related transactions and ancillary services and other operations. Our independent agencies remit cash to us net of their contractual retention. Our principal cash expenditures for operations are employee costs, operating costs and title claims payments.

Cash provided by operations was $64.0 million in the first nine months of 2016 compared to $65.6 million for the same period in 2015. The decrease in cash provided by operations was primarily due to increased payments of accounts payable and accrued liabilities and lower collections on accounts receivable, partially offset by the higher net income.

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

Investing activities. Cash used by investing activities was primarily driven by purchases of investments, capital expenditures and acquisition of subsidiaries, offset by proceeds from matured and sold investments. Total proceeds from available-for-sale investments sold and matured approximated $75.2 million and $100.6 million, while cash used for purchases of available-for-sale investments approximated $122.1 million and $101.5 million for the first nine months of 2016 and 2015, respectively. Our purchases of short-term investments, net of sales, amounted to only $0.4 million for the first nine months of 2016 as compared to the proceeds from sales of short-term investments, net of purchases, of $3.2 million in the same period in 2015. We used cash for the acquisition of subsidiaries in the amount of $0.3 million and $4.0 million during the first nine months of 2016 and 2015, respectively.

Capital expenditures were $13.6 million and $13.4 million for the first nine months of 2016 and 2015, respectively. We maintain investment in capital expenditures at a level that enables us to implement technologies for increasing our operational and back-office efficiencies and to pursue growth in key markets.

Financing activities and capital resources. Total debt and stockholders’ equity were $131.1 million and $658.4 million, respectively, as of September 30, 2016. During the first nine months of 2016 and 2015, we repaid debt of $3.1 million and $19.3 million, respectively, in accordance with the underlying terms of the debt instruments. Our debt-to-equity ratio at September 30, 2016 was approximately 19.9%, in line with the 20% we have set as our unofficial internal limit on leverage. During the first nine months of 2016 and 2015, we drew $20.0 million and $25.0 million, respectively, from our $125.0 million line of credit. We also repaid $7.0 million on our line of credit during the first nine months of 2015. At September 30, 2016, the outstanding balance of this line of credit was $118.0 million, while the remaining balance of the line of credit available for use was $4.5 million, net of an unused $2.5 million letter of credit (refer to Note 7 to the condensed consolidated financial statements).

During the third quarter and first nine months of 2016, we declared and paid dividends of $0.30 and $0.90, respectively, per common share. In comparison, we declared and paid dividends of $0.25 and $0.50 per common share in the third quarter and first nine month of 2015, respectively.

Additionally, in relation to the Class B Exchange Agreement approved by our stockholders during the second quarter 2016, we paid $12.0 million in cash and issued Common Stock shares in exchange for the retirement of the outstanding Class B Common Stock shares (refer to Note 11 to the condensed consolidated financial statements for details). During the first nine months in 2015, we acquired approximately 759,000 shares of our common stock at an aggregate purchase price of $27.8 million, or an average of $36.66 per share.

Effect of changes in foreign currency exchange rates. The effect of changes in foreign currency exchange rates on our cash and cash equivalents on the consolidated statements of cash flows was a net increase of $1.8 million in the first nine months of 2016 and a net decrease of $6.6 million in the same period in 2015. Our principal foreign operating unit is in Canada, and, on average, the value of the Canadian dollar relative to the U.S. dollar appreciated during the first nine months of 2016 and decreased in during the same period in 2015.

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

Other comprehensive income (loss). Unrealized gains and losses on investments and changes in foreign currency exchange rates are reported net of deferred taxes in accumulated other comprehensive income (loss), a component of stockholders’ equity, until realized. For the nine months ended September 30, 2016, net unrealized investment gains of $10.7 million, which increased our other comprehensive income, were related to temporary increases in the fair values over costs of all classes of our available-for-sale investments, net of taxes. For the nine months ended September 30, 2015, net unrealized investment losses of $5.3 million, which increased our other comprehensive loss, were primarily related to decreases in the excess of fair values over costs for our corporate, municipal and equity securities investments, net of taxes. Changes in foreign currency exchange rates, primarily related to our Canadian operations, decreased our other comprehensive income by $0.2 million for the nine months ended September 30, 2016 and increased our other comprehensive loss by $8.5 million, net of taxes, for the same period in the prior year.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes during the quarter ended September 30, 2016 in our investment strategies, types of financial instruments held or the risks associated with such instruments that would materially alter the market risk disclosures made in our Annual Report on Form 10-K for the year ended December 31, 2015.
Item 4. Controls and Procedures
Our principal executive officer and principal financial officer are responsible for establishing and maintaining disclosure controls and procedures. They evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2016, and have concluded that, as of such date, our disclosure controls and procedures are adequate and effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) and 15d-15(f)). Our internal control over financial reporting is a process, under the supervision of our principal executive officer and principal financial officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this assessment, management believes that, as of September 30, 2016, our internal control over financial reporting is effective based on those criteria.

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
There has been no change in our internal control over financial reporting during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As a result, no corrective actions were required or undertaken.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings
See discussion of legal proceedings in Note 9 to the condensed consolidated financial statements included in Item 1 of Part I of this Report, which is incorporated by reference into this Part II, Item 1, as well as Item 3. Legal Proceedings, in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 1A. Risk Factors

There have been no changes during the first nine months ended September 30, 2016 to our risk factors as listed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Other than the retirement of the Class B Common Stock shares discussed in Note 11 to the condensed consolidated financial statements included in Item 1 of Part I of this Report, there were no repurchases of our Common Stock during the first nine months ended September 30, 2016.

Item 5. Other Information
Our book value per share was $28.17 and $27.30 as of September 30, 2016 and December 31, 2015, respectively. As of September 30, 2016, our book value per share was based on approximately $658.4 million in stockholders’ equity and 23,371,297 shares of Common Stock outstanding. As of December 31, 2015, our book value per share was based on approximately $637.1 million in stockholders’ equity and 23,341,106 shares of Common and Class B Common Stock outstanding.
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

November 1, 2016
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
Exhibit A to the Employment Agreement entered as of March 31, 2016, effective as of January 1, 2016, by and between Stewart Information Services Corporation and Steven M. Lessack (incorporated by reference in this report from Exhibit 10.1 of the Current Report on Form 8-K filed September 16, 2016)

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