Form 10-Q
period 2017-03-31
STEWART INFORMATION SERVICES CORP
filed 2017-04-28
CIK 94344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Yes ☑  No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes      No ☑
On April 25, 2017, there were 23,710,234 shares of the issuer's Common Stock, $1 par value per share, outstanding.

FORM 10-Q QUARTERLY REPORT
QUARTER ENDED MARCH 31, 2017

As used in this report, “we,” “us,” “our,” "Registrant," the “Company” and “Stewart” mean Stewart Information Services Corporation and our subsidiaries, unless the context indicates otherwise.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	For the Three Months Ended March 31,
	2017	2016
	($000 omitted, except per share)
Revenues
Title insurance:
Direct operations	187,428	186,002
Agency operations	233,349	224,635
Ancillary services	17,304	22,035
Operating revenues	438,081	432,672
Investment income	4,671	5,070
Investment and other gains – net	287	488
	443,039	438,230
Expenses
Amounts retained by agencies	191,175	183,844
Employee costs	139,785	150,209
Other operating expenses	78,318	87,711
Title losses and related claims	20,701	23,093
Depreciation and amortization	6,378	8,306
Interest	817	779
	437,174	453,942

Income (loss) before taxes and noncontrolling interests	5,865	(15,712)
Income tax benefit	(144)	(6,648)

Net income (loss)	6,009	(9,064)
Less net income attributable to noncontrolling interests	1,922	2,130
Net income (loss) attributable to Stewart	4,087	(11,194)

Net income (loss)	6,009	(9,064)
Other comprehensive income, net of taxes:
Foreign currency translation adjustments	1,325	3,295
Change in net unrealized gains on investments	2,467	5,789
Reclassification of adjustment for gains included in net income (loss)	(367)	(64)
Other comprehensive income, net of taxes:	3,425	9,020

Comprehensive income (loss)	9,434	(44)
Less net income attributable to noncontrolling interests	1,922	2,130
Comprehensive income (loss) attributable to Stewart	7,512	(2,174)

Basic average shares outstanding (000)	23,433	23,348
Basic earnings (loss) per share attributable to Stewart	0.17	(0.48)

Diluted average shares outstanding (000)	23,569	23,348
Diluted earnings (loss) per share attributable to Stewart	0.17	(0.48)
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of March 31, 2017 (Unaudited)	As of December 31, 2016
	($000 omitted)
Assets
Cash and cash equivalents	122,575	185,772
Short-term investments	22,836	22,239
Investments in debt and equity securities available-for-sale, at fair value:
Statutory reserve funds	484,752	485,409
Other	171,447	146,094
	656,199	631,503
Receivables:
Premiums from agencies	32,253	31,246
Trade and other	42,334	41,897
Income taxes	7,008	4,878
Notes	3,145	3,402
Allowance for uncollectible amounts	(9,691)	(9,647)
	75,049	71,776
Property and equipment, at cost:
Land	3,991	3,991
Buildings	22,688	22,529
Furniture and equipment	223,700	217,105
Accumulated depreciation	(178,539)	(173,119)
	71,840	70,506
Title plants, at cost	75,313	75,313
Investments in investees, on an equity method basis	9,423	9,796
Goodwill	217,094	217,094
Intangible assets, net of amortization	9,975	10,890
Deferred tax assets	3,863	3,860
Other assets	43,801	42,975
	1,307,968	1,341,724
Liabilities
Notes payable	100,845	106,808
Accounts payable and accrued liabilities	88,401	115,640
Estimated title losses	460,142	462,572
Deferred tax liabilities	9,480	7,856
	658,868	692,876
Contingent liabilities and commitments
Stockholders’ equity
Common Stock and additional paid-in capital	181,371	180,959
Retained earnings	468,844	471,788
Accumulated other comprehensive income (loss):
Unrealized investment gains on investments - net	9,946	7,846
Foreign currency translation adjustments	(15,402)	(16,727)
Treasury stock – 352,161 common shares, at cost	(2,666)	(2,666)
Stockholders’ equity attributable to Stewart	642,093	641,200
Noncontrolling interests	7,007	7,648
Total stockholders’ equity (23,710,234 and 23,431,279 shares outstanding)	649,100	648,848
	1,307,968	1,341,724
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2017	2016
	($000 omitted)
Reconciliation of net income (loss) to cash provided by operating activities:
Net income (loss)	6,009	(9,064)
Add (deduct):
Depreciation and amortization	6,378	8,306
Provision for bad debt	366	711
Investment and other gains – net	(287)	(488)
Amortization of net premium on investments available-for-sale	1,718	1,742
Payments for title losses in excess of provisions	(3,605)	(523)
Adjustment for insurance recoveries of title losses	409	312
Increase in receivables – net	(3,896)	(3,622)
Increase in other assets – net	(666)	(2,583)
Decrease in payables and accrued liabilities – net	(27,355)	(26,540)
Change in net deferred income taxes	136	(1,953)
Net income from equity investees	(197)	(341)
Dividends received from equity investees	570	581
Stock based compensation expense	1,230	1,395
Other – net	1	226
Cash used by operating activities	(19,189)	(31,841)

Investing activities:
Proceeds from investments available-for-sale sold	15,843	11,327
Proceeds from investments available-for-sale matured	14,956	260
Purchases of investments available-for-sale	(51,981)	(44,254)
Net purchases of short-term investments	(597)	(2,302)
Purchases of property and equipment, title plants and real estate – net	(5,586)	(5,494)
Other – net	449	387
Cash used by investing activities	(26,916)	(40,076)

Financing activities:
Payments on notes payable	(8,382)	(1,307)
Proceeds from notes payable	875	10,000
Distributions to noncontrolling interests	(2,563)	(3,028)
Cash dividends paid	(7,031)	(6,720)
Other – net	(818)	(240)
Cash used by financing activities	(17,919)	(1,295)

Effects of changes in foreign currency exchange rates	827	2,898
Decrease in cash and cash equivalents	(63,197)	(70,314)

Cash and cash equivalents at beginning of period	185,772	179,067
Cash and cash equivalents at end of period	122,575	108,753

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY (UNAUDITED)

	Common Stock ($1 par value)	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) income	Treasury stock	Noncontrolling interests	Total
	($000 omitted)
Balances at December 31, 2016	23,783	157,176	471,788	(8,881)	(2,666)	7,648	648,848
Net income attributable to Stewart	—	—	4,087	—	—	—	4,087
Cash dividends on Common Stock ($0.30 per share)	—	—	(7,031)	—	—	—	(7,031)
Stock based compensation and other	279	951	—	—	—	—	1,230
Purchase of remaining interest in consolidated subsidiary	—	(818)	—	—	—	—	(818)
Net change in unrealized gains and losses on investments	—	—	—	2,467	—	—	2,467
Net realized gain reclassification	—	—	—	(367)	—	—	(367)
Foreign currency translation adjustments	—	—	—	1,325	—	—	1,325
Net income attributable to noncontrolling interests	—	—	—	—	—	1,922	1,922
Subsidiary dividends paid to noncontrolling interests	—	—	—	—	—	(2,563)	(2,563)
Balances at March 31, 2017	24,062	157,309	468,844	(5,456)	(2,666)	7,007	649,100
See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1
Interim financial statements. The financial information contained in this report for the three months ended March 31, 2017 and 2016, and as of March 31, 2017, is unaudited. This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
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
C. Reclassifications. Certain amounts in the 2016 interim financial statements have been reclassified for comparative purposes. Net loss attributable to Stewart, as previously reported, was not affected.
D. Restrictions on cash and investments. The Company maintains investments in accordance with certain statutory requirements for the funding of statutory premium reserves. Statutory reserve funds, which approximated $484.8 million and $485.4 million at March 31, 2017 and December 31, 2016, respectively, are required to be fully funded and invested in high-quality securities and short-term investments. In addition, included within cash and cash equivalents are statutory reserve funds of approximately $18.7 million and $13.9 million at March 31, 2017 and December 31, 2016, respectively. Although these cash statutory reserve funds are not restricted or segregated in depository accounts, they are required to be held pursuant to state statutes. If the Company fails to maintain minimum investments or cash and cash equivalents to meet statutory requirements, the Company may be subject to fines or other penalties, including potential revocation of its business license. These funds are not available for any other purpose. In the event that insurance regulators adjust the determination of the statutory premium reserves of the Company’s title insurers, these restricted funds as well as statutory surplus would correspondingly increase or decrease.
E. Recently adopted accounting pronouncements. In January 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2017-01, Business Combination: Clarifying the Definition of a Business. The amendments in this ASU change the definition of a business to assist with evaluating when a set of transferred assets and activities is a business. This ASU is effective for annual and interim periods beginning after December 15, 2017 and early adoption is allowed. The Company early adopted ASU 2017-01 effective January 1, 2017.
Also in January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment. To simplify the subsequent measurement of goodwill, the amendments in this ASU eliminate Step 2 from the two-step quantitative goodwill impairment test. Under this new guidance, the annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge, if determined applicable, should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss. This ASU does not amend the optional qualitative assessment of goodwill impairment. This ASU is effective for annual and interim periods beginning after December 15, 2019 and early adoption is allowed. The Company early adopted ASU 2017-04 effective January 1, 2017.

NOTE 2
Investments in debt and equity securities available-for-sale. The amortized costs and fair values follow:

	March 31, 2017		December 31, 2016
	Amortized costs	Fair values	Amortized costs	Fair values
	($000 omitted)
Debt securities:
Municipal	72,236	72,918	72,284	72,432
Corporate	334,887	341,283	338,365	343,047
Foreign	190,366	192,663	165,735	167,027
U.S. Treasury Bonds	12,795	12,635	12,795	12,613
Equity securities	30,616	36,700	30,255	36,384
	640,900	656,199	619,434	631,503
Foreign debt securities consist primarily of Canadian government and corporate bonds, United Kingdom treasury bonds, and Mexican government bonds. Equity securities consist of common stocks and master limited partnership interests.
Gross unrealized gains and losses were:

	March 31, 2017		December 31, 2016
	Gains	Losses	Gains	Losses
	($000 omitted)
Debt securities:
Municipal	1,111	429	723	575
Corporate	7,612	1,216	6,871	2,189
Foreign	3,414	1,117	2,912	1,620
U.S. Treasury Bonds	5	165	4	186
Equity securities	6,902	818	6,800	671
	19,044	3,745	17,310	5,241
Debt securities as of March 31, 2017 mature, according to their contractual terms, as follows (actual maturities may differ due to call or prepayment rights):

	Amortized costs	Fair values
	($000 omitted)
In one year or less	41,967	42,258
After one year through five years	260,428	266,216
After five years through ten years	230,514	232,252
After ten years	77,375	78,773
	610,284	619,499

Gross unrealized losses on investments and the fair values of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2017, were:

	Less than 12 months		More than 12 months		Total
	Losses	Fair values	Losses	Fair values	Losses	Fair values
	($000 omitted)
Debt securities:
Municipal	429	12,503	—	—	429	12,503
Corporate	1,216	98,998	—	—	1,216	98,998
Foreign	1,095	72,071	22	1,550	1,117	73,621
U.S. Treasury Bonds	165	11,867	—	—	165	11,867
Equity securities	592	8,413	226	1,473	818	9,886
	3,497	203,852	248	3,023	3,745	206,875
The number of investment securities in an unrealized loss position as of March 31, 2017 was 164, 10 securities of which were in unrealized loss positions for more than 12 months. Since the Company does not intend to sell and will more-likely-than-not maintain each investment security until its maturity or anticipated recovery, and no significant credit risk is deemed to exist, these investments are not considered other-than-temporarily impaired.
Gross unrealized losses on investments and the fair values of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2016, were:

	Less than 12 months		More than 12 months		Total
	Losses	Fair values	Losses	Fair values	Losses	Fair values
	($000 omitted)
Debt securities:
Municipal	575	32,038	—	—	575	32,038
Corporate	2,189	119,965	—	—	2,189	119,965
Foreign	1,427	70,012	193	3,160	1,620	73,172
U.S. Treasury Bonds	186	11,847	—	—	186	11,847
Equity securities	424	5,950	247	2,250	671	8,200
	4,801	239,812	440	5,410	5,241	245,222
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

As of March 31, 2017, financial instruments measured at fair value on a recurring basis are summarized below:

	Level 1	Level 2	Fair value measurements
	($000 omitted)
Investments available-for-sale:
Debt securities:
Municipal	—	72,918	72,918
Corporate	—	341,283	341,283
Foreign	—	192,663	192,663
U.S. Treasury Bonds	—	12,635	12,635
Equity securities	36,700	—	36,700
	36,700	619,499	656,199
As of December 31, 2016, financial instruments measured at fair value on a recurring basis are summarized below:

	Level 1	Level 2	Fair value measurements
	($000 omitted)
Investments available-for-sale:
Debt securities:
Municipal	—	72,432	72,432
Corporate	—	343,047	343,047
Foreign	—	167,027	167,027
U.S. Treasury Bonds	—	12,613	12,613
Equity securities	36,384	—	36,384
	36,384	595,119	631,503
As of March 31, 2017, Level 1 financial instruments consist of equity securities. Level 2 financial instruments consist of municipal, governmental and corporate bonds, both U.S. and foreign. In accordance with the Company’s policies and guidelines which incorporate relevant statutory requirements, the Company’s third-party registered investment manager invests only in securities rated as investment grade or higher by the major rating services, where observable valuation inputs are significant. All municipal, foreign, and U.S. Treasury bonds are valued using a third-party pricing service, and the corporate bonds are valued using the market approach, which includes three to ten inputs from relevant market sources, including Financial Industry Regulatory Authority’s (FINRA) Trade Reporting and Compliance Engine (TRACE) and independent broker/dealer quotes, bids and offerings, as well as other relevant market data, such as securities with similar characteristics (i.e. sector, rating, maturity, etc.). Broker/dealer quotes, bids and offerings mentioned above are gathered (typically three to ten) and a consensus risk premium spread (credit spread) over risk-free Treasury yields is developed from the inputs obtained, which is then used to calculate the resulting fair value.
There were no transfers of investments between levels during the three months ended March 31, 2017 and 2016.

NOTE 4
Investment income and other gains and losses. Gross realized investment and other gains and losses follows:

	For the Three Months Ended March 31,
	2017	2016
	($000 omitted)
Realized gains	566	3,937
Realized losses	(279)	(3,449)
	287	488
Expenses assignable to investment income were insignificant. There were no significant investments as of March 31, 2017 that did not produce income during the year.

For the three months ended March 31, 2017, investment and other gains – net included $0.4 million of net realized gains from the sale of investments available-for-sale. For the three months ended March 31, 2016, investments and other gains - net included $1.6 million of net realized gains due to changes in the fair values of contingent consideration liabilities associated with certain prior year acquisitions, partially offset by $1.4 million of office closure costs.

Proceeds from sales of investments available-for-sale are as follows:

	For the Three Months Ended March 31,
	2017	2016
	($000 omitted)
Proceeds from sales of investments available-for-sale	15,843	11,327

NOTE 5
Estimated title losses. A summary of estimated title losses for the three months ended March 31 is as follows:

	2017	2016
	($000 omitted)
Balances at January 1	462,572	462,622
Provisions:
Current year	20,537	22,991
Previous policy years	164	102
Total provisions	20,701	23,093
Payments, net of recoveries:
Current year	(2,988)	(3,762)
Previous policy years	(20,909)	(19,542)
Total payments, net of recoveries	(23,897)	(23,304)
Effects of changes in foreign currency exchange rates	766	3,998
Balances at March 31	460,142	466,409
Loss ratios as a percentage of title operating revenues:
Current year provisions	4.9%	5.6%
Total provisions	4.9%	5.6%

NOTE 6
Earnings per share. The Company’s basic earnings per share (EPS) attributable to Stewart is calculated by dividing net income attributable to Stewart by the weighted-average number of shares of Common Stock outstanding during the reporting periods. Outstanding shares of Common Stock granted to employees that are not yet vested (restricted shares) are excluded from the calculation of the weighted-average number of shares outstanding for calculating basic EPS. To calculate diluted EPS, the number of shares is adjusted for the effects of any dilutive shares. The treasury stock method is used to calculate the dilutive number of shares related to the Company’s long term incentive and stock option plans. In periods of loss, dilutive shares are excluded from the calculation of the diluted EPS and diluted EPS is computed in the same manner as basic EPS.

The calculation of the basic and diluted EPS is as follows:

	For the Three Months Ended March 31,
	2017	2016
	($000 omitted, except per share)
Numerator:
Net income (loss) attributable to Stewart	4,087	(11,194)

Denominator (000):
Basic average shares outstanding	23,433	23,348
Average number of dilutive shares relating to grants of restricted shares	136	—
Diluted average shares outstanding	23,569	23,348

Basic earnings (loss) per share attributable to Stewart	0.17	(0.48)

Diluted earnings (loss) per share attributable to Stewart	0.17	(0.48)

NOTE 7
Share-based payments. During the first quarters 2017 and 2016, the Company granted executives and senior management shares of restricted common stock, consisting of time-based shares, which vest on each of the first three anniversaries of the grant date, and performance-based shares, which vest upon achievement of certain financial objectives over the period of three years. The aggregate fair values of these awards at the grant date in the first quarters 2017 and 2016 were $3.0 million (69,000 shares with an average grant price per share of $43.87) and $3.9 million (105,000 shares with an average grant price per share of $37.33), respectively. Awards were made pursuant to the Company’s employee incentive compensation plans and the compensation expense associated with restricted stock awards is recognized over the corresponding vesting period.
In April 2017, the Company granted certain senior management 19,000 shares of restricted common stock with aggregate fair value of $0.8 million and an average grant price per share of $44.45. Similar grants were made by the Company in 2016 and were included in the above shares granted during the first quarter 2016.

NOTE 8
Contingent liabilities and commitments. In the ordinary course of business, the Company guarantees the third-party indebtedness of certain of its consolidated subsidiaries. As of March 31, 2017, the maximum potential future payments on the guarantees are not more than the related notes payable recorded in the condensed consolidated balance sheets. The Company also guarantees the indebtedness related to lease obligations of certain of its consolidated subsidiaries. The maximum future obligations arising from these lease-related guarantees are not more than the Company’s future minimum lease payments. As of March 31, 2017, the Company also had unused letters of credit aggregating $5.6 million related to workers’ compensation and other insurance. The Company does not expect to make any payments on these guarantees.

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

NOTE 10
Segment information. The Company reports two operating segments: title and ancillary services and corporate. The title segment provides services needed to transfer title to property in a real estate transaction and includes services such as searching, examining, closing and insuring the condition of the title to the property. In addition, the title segment includes centralized title services, home and personal insurance services and Internal Revenue Code Section 1031 tax-deferred exchanges. The ancillary services and corporate segment historically provided appraisal and valuation services, document management, recording and call center-related services offered to large mortgage lenders and servicers, mortgage brokers and mortgage investors. Beginning in 2017, the principal offerings of ancillary services are appraisal and valuation services. Also included in the ancillary services and corporate segment are expenses of the parent holding company and certain other enterprise-wide overhead costs, net of centralized administrative services costs allocated to respective operating businesses.

Selected statement of income information related to these segments is as follows:

	For the Three Months Ended March 31,
	2017	2016
	($000 omitted)
Title segment:
Revenues	425,795	413,540
Depreciation and amortization	5,226	5,158
Income (loss) before taxes and noncontrolling interest	12,276	(618)

Ancillary services and corporate segment:
Revenues	17,244	24,690
Depreciation and amortization	1,152	3,148
Loss before taxes and noncontrolling interest	(6,411)	(15,094)

Consolidated Stewart:
Revenues	443,039	438,230
Depreciation and amortization	6,378	8,306
Income (loss) before taxes and noncontrolling interest	5,865	(15,712)

The Company does not provide asset information by reportable operating segment as it does not routinely evaluate the asset position by segment.

Revenues generated in the United States and all international operations are as follows:

	For the Three Months Ended March 31,
	2017	2016
	($000 omitted)
United States	419,251	417,589
International	23,788	20,641
	443,039	438,230
NOTE 11
Other comprehensive income. Changes in the balances of each component of other comprehensive income and the related tax effects are as follows:

	For the Three Months Ended March 31, 2017			For the Three Months Ended March 31, 2016
	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount
	($000 omitted)			($000 omitted)
Unrealized investment gains on investments - net:
Change in net unrealized gains on investments	3,795	1,328	2,467	8,906	3,117	5,789
Less: reclassification adjustment for net gains included in net income (loss)	(565)	(198)	(367)	(98)	(34)	(64)
Net unrealized gains	3,230	1,130	2,100	8,808	3,083	5,725

Foreign currency translation adjustments	1,680	355	1,325	5,357	2,062	3,295

Other comprehensive income	4,910	1,485	3,425	14,165	5,145	9,020

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S OVERVIEW

We reported net income attributable to Stewart of $4.1 million ($0.17 per diluted share) for the first quarter 2017 compared to a net loss attributable to Stewart of $11.2 million ($0.48 per diluted share) for the first quarter 2016. Pretax income before noncontrolling interests for the first quarter 2017 was $5.9 million compared to a pretax loss before noncontrolling interests of $15.7 million for the first quarter 2016.

First quarter 2017 results included a $1.7 million ($0.07 per diluted share) net income tax benefit related to previously unrecognized tax credits.

First quarter 2016 results included:

•
$2.8 million of charges recorded in the ancillary services and corporate segment relating to our exit of the delinquent loan servicing operations (including a $1.3 million realized loss associated with early lease termination costs),

•	$2.2 million of expenses recorded in the ancillary services and corporate segment associated primarily with a life insurance settlement with a former Class B shareholder,

•	$3.6 million of litigation-related accrual recorded in the ancillary services and corporate segment, and

•
$1.8 million of other net realized gains composed of $3.8 million of net realized gains recorded within the ancillary services and corporate segment, offset by $2.0 million of net realized losses recorded within the title segment.

Summary results of the title segment are as follows ($ in millions, except pretax margin):

	For the Three Months Ended March 31,
	2017	2016	% Change

Total revenues	425.8	413.5	3.0%
Pretax income (loss)	12.3	(0.6)	2,086.4%
Pretax margin	2.9%	(0.1)%

The first quarter 2017 results included $0.4 million of net realized gains, compared with $2.0 million of net realized losses during the first quarter 2016, primarily related to additional contingent consideration expenses in connection with a prior year acquisition.

Non-commercial domestic revenue, as shown under the Results of Operations - Title revenues section, includes revenues from purchase transactions and centralized title operations. Revenues from purchase transactions decreased 2.2% in the first quarter 2017 compared to the prior year quarter, while centralized title revenues declined 17.6%, primarily due to decreased refinancing transactions. Total international revenues increased 20.7% in the first quarter 2017 compared to the prior year quarter, mainly due to transaction volume growth from our Canada operations. Revenues from independent agency operations in the first quarter 2017 increased 3.9% compared to the first quarter 2016. The independent agency remittance rate was 18.1% in the first quarter 2017 compared to 18.2% in the first quarter 2016; while revenues from independent agencies, net of retention, increased 3.4% from the prior year quarter.

Summary results of the ancillary services and corporate segment are as follows ($ in millions):

	For the Three Months Ended March 31,
	2017	2016	% Change

Total revenues	17.2	24.7	(30.2)%
Pretax loss	(6.4)	(15.1)	57.5%

The decline in the segment’s revenues in the first quarter 2017 compared to the prior year quarter was primarily due to our exit of the delinquent loan servicing operations completed in the first quarter 2016 and the divestitures of the loan file review, quality control services and government services lines of business at the end of 2016.

The first quarter 2016 results included $2.5 million of net realized gains (composed primarily of a $3.6 million gain due to a reduction in estimated contingent consideration associated with a prior year acquisition, offset by $1.3 million of early lease termination costs related to our exit of the delinquent loan servicing operations) and $7.3 million of other charges, for a total of $4.8 million of net charges.

CRITICAL ACCOUNTING ESTIMATES
The preparation of the Company’s condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures surrounding contingencies and commitments.
Actual results can differ from our accounting estimates. While we do not anticipate significant changes in our estimates, there is a risk that such changes could have a material impact on our consolidated financial condition or results of operations for future periods. During the three months ended March 31, 2017, we made no material changes to our critical accounting estimates as previously disclosed in Management’s Discussion and Analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
Operations. Our primary business is title insurance and settlement-related services. We close transactions and issue title policies on homes, commercial and other real properties located in all 50 states, the District of Columbia and international markets through policy-issuing offices, agencies and centralized title services centers. Our ancillary services and corporate segment includes our parent holding company expenses and certain enterprise-wide overhead costs, along with our remaining ancillary services operations, principally appraisal and valuation services.
Factors affecting revenues. The principal factors that contribute to changes in operating revenues for our title and ancillary services and corporate segments include:

•	mortgage interest rates;

•	availability of mortgage loans;

•	number and average value of mortgage loan originations;

•	ability of potential purchasers to qualify for loans;

•	inventory of existing homes available for sale;

•	ratio of purchase transactions compared with refinance transactions;

•	ratio of closed orders to open orders;

•	home prices;

•	consumer confidence, including employment trends;

•	demand by buyers;

•	number of households;

•	premium rates;

•	foreign currency exchange rates;

•	market share;

•	ability to attract and retain highly productive sales associates;

•	independent agency remittance rates;

•	opening of new offices and acquisitions;

•	number and value of commercial transactions, which typically yield higher premiums;

•	government or regulatory initiatives, including tax incentives and the implementation of the new integrated disclosure requirements;

•	acquisitions or divestitures of businesses;

•	volume of distressed property transactions; and

•	seasonality and/or weather.

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

RESULTS OF OPERATIONS
Comparisons of our results of operations for the three months ended March 31, 2017 with the three months ended March 31, 2016 are set forth below. Factors contributing to fluctuations in the results of operations are presented in the order of their monetary significance, and we have quantified, when necessary, significant changes. Segment results are included in the discussions and, when relevant, are discussed separately.
Our statements on home sales and loan activity are based on published industry data from sources including Fannie Mae, the National Association of Realtors®, the Mortgage Bankers Association and Freddie Mac. We also use information from our direct operations.
Operating environment. Actual existing home sales in the first quarter 2017 increased approximately 5.1% from the first quarter 2016. March 2017 existing home sales totaled 456,000, which was up 8.3% from a year ago, and, following the usual seasonal pattern, up 44.8% from February 2017. Further, March 2017 median and average home prices rose 6.8% and 5.3%, respectively, as compared to March 2016 prices. March 2017 housing starts declined 6.8% sequentially from February, but increased 9.2% from a year ago. Newly issued building permits in March 2017 were up 3.6% sequentially from February and increased 17.0% from a year ago. According to Fannie Mae, one-to-four family residential lending declined from $363 billion in the first quarter 2016 to $355 billion in the first quarter 2017, driven primarily by a decrease of approximately $12 billion, or 6.9%, in refinance originations, partially offset by an increase in purchase lending of approximately $4 billion, or 2.1%. On average, refinance title premium rates are 60% of the premium rates for a similarly priced sale transaction.
Title revenues. Direct revenue information is presented below:

	For the Three Months Ended March 31,
	2017	2016	% Change
	($ in millions)
Commercial:
Domestic	41.6	38.7	7.5%
International	4.4	4.0	10.0%
	46.0	42.7	7.7%
Non-commercial
Domestic	123.1	128.5	(4.2)%
International	18.3	14.8	23.6%
	141.4	143.3	(1.3)%
Total direct revenues	187.4	186.0	0.8%
Revenues from direct title operations, which include residential, commercial, international and centralized title services transactions, increased $1.4 million, or approximately 1.0%, in the first quarter 2017 compared to the same period in 2016, due to revenue increases from our international and commercial operations, partially offset by revenue declines in centralized title operations and residential transactions. Revenues from our centralized title operations, which primarily process refinancing and default title orders, decreased $2.9 million, or 17.6%, in the first quarter 2017 compared to the first quarter 2016 primarily due to decreased refinancing orders and lower demand for default services. Our residential revenues, which make up the majority of direct revenue, decreased $2.5 million, or 2.2%, in the first quarter 2017 compared to the same period in 2016.

Our direct operations include local offices and international operations, and we generate commercial revenues both domestically and internationally. U.S. commercial revenues increased $2.9 million, or 7.5%, in the first quarter 2017 over the prior year quarter primarily due to improvement in our commercial revenue per file. Total international revenues increased $3.9 million, or 20.7%, in the first quarter 2017 over the prior year quarter as a result of increased transaction volume from our Canada operations. Direct revenues constituted 44.5% and 45.3% of our total title revenues in the first quarters 2017 and 2016, respectively.

Orders information for the first quarter ended March 31 is as follows:

	2017	2016
Opened Orders:
Commercial	11,450	11,331
Purchase	61,242	59,081
Refinance	23,456	33,467
Other	4,596	3,447
Total	100,744	107,326

Closed Orders:
Commercial	7,326	7,618
Purchase	40,202	38,709
Refinance	19,208	24,531
Other	3,198	3,785
Total	69,934	74,643

Total orders closed decreased by approximately 4,700, or 6.3%, in the first quarter 2017 compared to the first quarter 2016 primarily due to the declines in refinancing orders mentioned earlier. Compared to first quarter 2016, refinancing orders closed decreased in the first quarter 2017 by approximately 5,300, or 21.7%, while commercial orders decreased by approximately 300, or 3.8%. These order declines were partially offset by increased purchase orders of approximately 1,500, or 3.9%, in the first quarter 2017 compared to the prior year quarter.

In the first quarter 2017 compared to the first quarter 2016, revenues from independent agency operations increased $8.7 million, or 3.9%; net of agency retention, independent agency revenues increased $1.4 million, or 3.4%. The increase in gross agency revenues in the first quarter 2017 over the prior year quarter was primarily driven by revenue increases from New Jersey, Texas, Minnesota and Pennsylvania, partially offset by a revenue decrease from New York. We continue to focus on increasing profit margins in every state, increasing premium revenue in states where remittance rates are above 20%, and maintaining the quality of our agency network, which we believe to be the industry’s best, in order to mitigate claims risk and drive consistent future performance. While market share is important in our agency operations channel, it is not as important as margins, risk mitigation and profitability.
Ancillary services revenues. Ancillary services operating revenues decreased $4.7 million, or 21.5%, in the first quarter 2017 compared to the first quarter 2016, primarily due to our exit of the delinquent loan servicing operations completed in the first quarter 2016 and the divestitures of the loan file review, quality control services and government services lines of business at the end of 2016.
Investment income. Investment income decreased $0.4 million, or 7.9%, in the first quarter 2017 compared to the first quarter 2016 mainly due to lower interest income as a result of decreased cash and investments balances.

Investment and other gains - net. For the three months ended March 31, 2017, investment and other gains – net included $0.4 million of net realized gains from the sale of investments available-for-sale. For the three months ended March 31, 2016, investments and other gains - net included $1.6 million of net realized gains due to changes in the fair values of contingent consideration liabilities associated with certain prior year acquisitions, partially offset by $1.4 million of office closure costs.

Expenses. An analysis of expenses is shown below:

	For the Three Months Ended March 31,
	2017	2016	% Change
	($ in millions)

Amounts retained by agencies	191.2	183.8	4.0%
As a % of agency revenues	81.9%	81.8%
Employee costs	139.8	150.2	(6.9)%
As a % of operating revenues	31.9%	34.7%
Other operating expenses	78.3	87.7	(10.7)%
As a % of operating revenues	17.9%	20.3%
Title losses and related claims	20.7	23.1	(10.4)%
As a % of title revenues	4.9%	5.6%

Retention by agencies. Amounts retained by title agencies are based on agreements between agencies and our title underwriters. Average independent agency remittance rates (i.e., inverse of retention rates, representing the amount paid to us relative to the amount collected by agents at the closing of the transaction) in the first quarter 2017 was 18.1%, comparable to the 18.2% from the prior year quarter. The increase of $7.3 million, or 4.0%, in agency retention in the first quarter 2017 compared to the prior year quarter was primarily driven by the increase in gross agency revenues as earlier discussed. We continue to evaluate independent agency relationships with a focus on states that provide higher remittance rates. The average retention percentage may vary from quarter-to-quarter due to the geographic mix of agency operations, the volume of title revenues and, in some states, laws or regulations. Due to the variety of such laws or regulations, as well as competitive factors, the average retention rate can differ significantly from state to state. In addition, a high proportion of our independent agencies are in states with retention rates greater than 80%. Consequently, we expect our average annual retention percentage to remain in the 81% - 82% range over the near to medium term.

Employee costs. Total employee costs decreased $10.4 million, or 6.9%, in the first quarter 2017 compared to the first quarter 2016, as a result of ongoing cost management efforts, as well as a reduction in employee counts tied to volume declines, primarily in our ancillary services and centralized title operations. Average employee counts for the first quarter 2017 decreased approximately 9.1% from the first quarter 2016, while as a percentage of total operating revenues, employee costs for the first quarter 2017 were 31.9%, compared to 34.7% in the prior year quarter.

Employee costs in the title segment decreased $2.9 million, or 2.2%, in the first quarter 2017 compared to the prior year quarter primarily due to decreased salaries and incentives as a result of reduced employee counts, partially offset by increased commissions from higher direct and agency title revenues. In the ancillary services and corporate segment, employee costs decreased $7.5 million, or 39.4%, in the first quarter 2017 compared to the prior year quarter primarily as a result of the reduction in average employee count resulting from the discontinued lines of the ancillary services business mentioned above.
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

Consolidated other operating expenses decreased $9.4 million, or 10.7%, in the first quarter 2017 compared to the same period last year. As a percentage of total operating revenues, other operating expenses were 17.9% and 20.3% in the first quarters 2017 and 2016, respectively. During the first quarter 2016, we incurred other operating expenses of $3.6 million for a litigation-related accrual and $2.2 million of expenses associated primarily with a life insurance settlement with a former Class B shareholder. Excluding these litigation-related accrual and charges, other operating expenses as a percentage of operating revenues in the first quarter 2016 were 18.9%.

Costs that follow, to varying degrees, changes in transaction volumes and revenues in the first quarter 2017 amounted to $35.8 million, which was comparable to the first quarter 2016. Excluding the litigation-related accrual mentioned above, costs that fluctuate independently of revenues decreased $0.6 million, or 6.9%, in the first quarter 2017 compared to the prior year quarter due to reduced general supplies and legal expenses. Excluding the charges mentioned above and compared to the similar period in the prior year, costs that are fixed in nature decreased $3.1 million, or 8.3%, in the first quarter 2017 mainly due to lower attorney and professional fees.
Title losses. Provisions for title losses, as a percentage of title revenues and including adjustments for certain large claims and escrow losses, were 4.9% and 5.6% for the first quarters 2017 and 2016, respectively. Title loss expense in the first quarter 2017 decreased $2.4 million, or 10.4%, from $23.1 million in the first quarter 2016, primarily as a result of favorable loss experience. The title loss ratio in any given quarter can be significantly influenced by changes in new large claims incurred, escrow losses and adjustments to reserves for existing large claims.
Cash claim payments in the first quarter 2017 compared to the prior year quarter increased 2.5%, primarily due to payments on existing claims. We continue to manage and resolve large claims prudently and in keeping with our commitments to our policyholders.

The composition of title policy loss expense is as follows:

	For the Three Months Ended March 31,
	2017	2016
	($ in millions)
Provisions – known claims:
Current year	2.2	2.9
Prior policy years	18.7	16.3
	20.9	19.2
Provisions – IBNR
Current year	18.3	20.1
Prior policy years	0.2	0.1
	18.5	20.2
Transferred to known claims	(18.7)	(16.3)
Total provisions	20.7	23.1

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

Known claims provisions increased $1.7 million, or 8.9%, in the first quarter 2017 compared to the same quarter in 2016 primarily as a result of adjustments to existing claims related to prior year policies. Compared to the same period in 2016, total provisions - IBNR decreased $1.7 million, or 8.4%, in the first quarter 2017 mainly due to a decrease in provisions for large claims. As a percentage of title operating revenues, provisions - IBNR for the current policy year decreased to 4.3% in the first quarter 2017 from 4.9% in the first quarter 2016.

In addition to title policy claims, we incur losses in our direct operations from escrow, closing and disbursement functions. These escrow losses typically relate to errors or other miscalculations of amounts to be paid at closing, including timing or amount of a mortgage payoff, payment of property or other taxes and payment of homeowners’ association fees. Escrow losses also arise in cases of mortgage fraud, and in those cases the title insurer incurs the loss under its obligation to ensure that an unencumbered title is conveyed. Escrow losses are recognized as expense when discovered or when contingencies associated with them (such as litigation) are resolved and are typically paid less than 12 months after the loss is recognized. During the three months ended March 31, 2017 and 2016, we recorded approximately $1.1 million and $1.5 million, respectively, for policy loss reserves relating to escrow losses arising from mortgage fraud.

Total title policy loss reserve balances:

	March 31, 2017	December 31, 2016
	($ in millions)
Known claims	73.5	76.5
IBNR	386.6	386.1
Total estimated title losses	460.1	462.6

The amount of the reserve represents the aggregate, non-discounted future payments (net of recoveries) that we expect to incur on policy and escrow losses and in costs to settle claims. Title claims are generally incurred three to five years after policy issuance and the timing of payments on these claims can significantly impact the balance of known claims. In many cases, claims may be open for several years before the resolution and payment of the claims occur; as a result, the estimate of the ultimate amount to be paid may be modified over that time period.

Due to the inherent uncertainty in predicting future title policy losses, significant judgment is required by both our management and our third party actuaries in estimating reserves. As a consequence, our ultimate liability may be materially greater or less than current reserves and/or our third party actuary’s calculated estimates.

Depreciation and amortization. Depreciation and amortization expenses decreased to $6.4 million in the first quarter 2017 compared to $8.3 million in the first quarter 2016, primarily due to the higher depreciation expense recorded in the first quarter 2016 resulting from accelerated depreciation charges relating to our exit from the delinquent loan servicing operations, and the lower amortization expense in the first quarter 2017 as a result of the fourth quarter 2016 disposal of certain intangible assets in connection with the divestitures of several lines of the ancillary services business.

Income taxes. Our effective tax rates were (3.7)% and 37.3% for the first quarters 2017 and 2016, respectively, based on income (loss) before taxes, after deducting income attributable to noncontrolling interests, of $3.9 million and ($17.8) million for the first quarters 2017 and 2016, respectively. For the first quarter 2017, a discrete net income tax benefit of $1.7 million was recorded relating to previously unrecognized research and development tax credits. Excluding the effect of the first quarter 2017 discrete tax items, which included the $1.7 million income tax benefit, our effective tax rate for the first quarter 2017 was 36.7%.

LIQUIDITY AND CAPITAL RESOURCES
Our liquidity and capital resources reflect our ability to generate cash flow to meet our obligations to stockholders, customers (payments to satisfy claims on title policies), vendors, employees, lenders and others. As of March 31, 2017, our cash and investments, including amounts reserved pursuant to statutory requirements, aggregated $801.6 million ($298.2 million, net of statutory reserves on cash and investments). Of our total cash and investments at March 31, 2017, $577.0 million ($217.2 million, net of statutory reserves) was held in the United States and the rest internationally, principally Canada.

Cash held at the parent company totaled $3.7 million at March 31, 2017. As a holding company, the parent company is funded principally by cash from its subsidiaries in the form of dividends, operating and other administrative expense reimbursements and pursuant to intercompany tax sharing agreements. The expense reimbursements are paid in accordance with management agreements, approved by the Texas Department of Insurance (TDI), among us and our subsidiaries. In addition to funding operating expenses, cash held at the parent company is used for dividend payments to common stockholders and for stock repurchases, if any. To the extent such uses exceed cash available, the parent company is dependent on distributions from its regulated title insurance underwriter, Stewart Title Guaranty Company (Guaranty).

A substantial majority of our consolidated cash and investments as of March 31, 2017 was held by Guaranty and its subsidiaries. The use and investment of these funds, dividends to the parent company, and cash transfers between Guaranty and its subsidiaries and the parent company are subject to certain legal and regulatory restrictions. In general, Guaranty may use its cash and investments in excess of its legally-mandated statutory premium reserve (established in accordance with requirements under Texas law) to fund its insurance operations, including claims payments. Guaranty may also, subject to certain limitations, provide funds to its subsidiaries (whose operations consist principally of field title offices and ancillary services operations) for their operating and debt service needs.

We maintain investments in accordance with certain statutory requirements in the states of domicile of our underwriters for the funding of statutory premium reserves. Statutory premium reserves, which approximated $484.8 million and $485.4 million at March 31, 2017 and December 31, 2016, respectively, are required to be fully funded and invested in high-quality securities and short-term investments. In addition, included within cash and cash equivalents are statutory reserve funds of approximately $18.7 million and $13.9 million at March 31, 2017 and December 31, 2016, respectively. Although these cash statutory reserve funds are not restricted or segregated in depository accounts, they are required to be held pursuant to state statutes. If the Company fails to maintain minimum investments or cash and cash equivalents sufficient to meet statutory requirements, the Company may be subject to fines or other penalties, including potential revocation of its business license. As of March 31, 2017, our known claims reserve totaled $73.5 million and our estimate of claims that may be reported in the future totaled $386.6 million. In addition to this, we had cash and investments (excluding equity method investments) of $208.9 million which are available for underwriter operations, including claims payments.

The ability of Guaranty to pay dividends to its parent is governed by Texas insurance law. The TDI must be notified of any dividend declared, and any dividend in excess of the statutory maximum of 20% of surplus (approximately $102.0 million as of December 31, 2016) would be, by regulation, considered extraordinary and subject to pre-approval by the TDI. Also, the Texas Insurance Commissioner may raise an objection to a planned distribution during the notification period. Guaranty’s actual ability or intent to pay dividends to its parent may be constrained by business and regulatory considerations, such as the impact of dividends on surplus and the liquidity ratio, which could affect its ratings and competitive position, the amount of insurance it can write and its ability to pay future dividends. As of December 31, 2016, our statutory liquidity ratio for our principal underwriter was 106%. Our internal objective is to maintain a ratio of at least 100%, as we believe that ratio is crucial to our competitiveness in the market and our insurer financial strength ratings. On an ongoing basis, this ratio will largely guide our decisions as to frequency and magnitude of dividends from Guaranty to the parent company. Further, depending on business and regulatory conditions, we may in the future need to retain cash in Guaranty or even raise cash in the capital markets to contribute to it in order to maintain its ratings or statutory capital position. Such a requirement could be the result of investment losses, reserve charges, adverse economic environment operating conditions or changes in interpretation of statutory accounting requirements by regulators. No dividend was paid by Guaranty to its parent during the three months ended March 31, 2017 and 2016.

As the parent company conducts no operations apart from its wholly-owned subsidiaries, the discussion below focuses on consolidated cash flows.

	For the Three Months Ended March 31,
	2017	2016
	(dollars in millions)
Net cash used by operating activities	(19.2)	(31.8)
Net cash used by investing activities	(26.9)	(40.1)
Net cash used by financing activities	(17.9)	(1.3)

Operating activities. Our principal sources of cash from operations are premiums on title policies and revenue from title service-related transactions and ancillary services and other operations. Our independent agencies remit cash to us net of their contractual retention. Our principal cash expenditures for operations are employee costs, operating costs and title claims payments.

Cash used by operations was $19.2 million in the first quarter 2017 compared to $31.8 million for the same period in 2016. The improvement in the cash flows from operations was primarily due to the increase in net income generated during the first quarter 2017, partially offset by higher payments of claims.

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

Investing activities. Cash used by investing activities was primarily driven by purchases of investments, capital expenditures and acquisition of subsidiaries, offset by proceeds from matured and sold investments. Total proceeds from available-for-sale investments sold and matured approximated $30.8 million and $11.6 million, while cash used for purchases of available-for-sale investments approximated $52.0 million and $44.3 million for the first quarters 2017 and 2016, respectively. Our purchases of short-term investments, net of sales, amounted to $0.6 million for the first quarter 2017 compared to net purchases of $2.3 million in the same period in 2016.

Capital expenditures were $5.6 million and $5.5 million for the first quarters 2017 and 2016, respectively. We maintain investment in capital expenditures at a level that enables us to implement technologies for increasing our operational and back-office efficiencies and to pursue growth in key markets.

Financing activities and capital resources. Total debt and stockholders’ equity were $100.8 million and $649.1 million, respectively, as of March 31, 2017. During the first quarters 2017 and 2016, we borrowed $0.9 million and $10.0 million, and repaid $8.4 million and $1.3 million, respectively, of debt in accordance with the underlying terms of the debt instruments. Of the total debt activity, $0.9 million of additions during the first quarter 2017 and $7.3 million and $0.4 million of payments during the first quarters 2017 and 2016, respectively, were related to short-term loan agreements in connection with our Section 1031 tax-deferred property exchange business. Our debt-to-equity ratio at March 31, 2017 was approximately 15.5%, below the 20% we have set as our unofficial internal limit on leverage. At March 31, 2017, the outstanding balance of our $125.0 million line of credit was $92.9 million, while the remaining balance of the line of credit available for use was $29.6 million, net of an unused $2.5 million letter of credit.

During the first quarters 2017 and 2016, we declared and paid dividends of $0.30 per common share.

Effect of changes in foreign currency exchange rates. The effect of changes in foreign currency exchange rates on our cash and cash equivalents on the consolidated statements of cash flows was a net increase of $0.8 million and $2.9 million in the first quarters 2017 and 2016, respectively. Our principal foreign operating unit is in Canada, and, on average, the value of the Canadian dollar relative to the U.S. dollar appreciated during the three months ended March 31, 2017 and 2016.
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

Contingent liabilities and commitments. See discussion of contingent liabilities and commitments in Note 8 to the condensed consolidated financial statements included in Item 1 of Part I of this Report.

Other comprehensive income. Unrealized gains and losses on investments and changes in foreign currency exchange rates are reported net of deferred taxes in accumulated other comprehensive income (loss), a component of stockholders’ equity, until realized. For the three months ended March 31, 2017, net unrealized investment gains of $2.1 million, which increased our other comprehensive income, were primarily related to temporary increases in the fair values over costs of our corporate and foreign bond securities available-for-sale investments, net of taxes. For the three months ended March 31, 2016, net unrealized investment gains of $5.7 million, which increased our other comprehensive income, were primarily related to temporary increases in the fair values over costs of our corporate and municipal bond and equity securities available-for-sale investments, net of taxes. Changes in foreign currency exchange rates, primarily related to our Canadian operations, increased our other comprehensive income, net of taxes, by $1.3 million and $3.3 million for the three months ended March 31, 2017 and 2016, respectively.

Off-balance sheet arrangements. We do not have any material source of liquidity or financing that involves off-balance sheet arrangements, other than our contractual obligations under operating leases. We also routinely hold funds in segregated escrow accounts pending the closing of real estate transactions and have qualified intermediaries in tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code. The Company holds the proceeds from these transactions until a qualifying exchange can occur. In accordance with industry practice, these segregated accounts are not included on the balance sheet. See Note 17 in our Annual Report on Form 10-K for the year ended December 31, 2016.

Forward-looking statements. Certain statements in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to future, not past, events and often address our expected future business and financial performance.  These statements often contain words such as "expect," "anticipate," "intend," "plan," "believe," "seek," "will," "foresee" or other similar words. Forward-looking statements by their nature are subject to various risks and uncertainties that could cause our actual results to be materially different than those expressed in the forward-looking statements. These risks and uncertainties include, among other things, the challenging economic conditions; adverse changes in the level of real estate activity; changes in mortgage interest rates, existing and new home sales, and availability of mortgage financing; our ability to respond to and implement technology changes, including the completion of the implementation of our enterprise systems; the impact of unanticipated title losses or the need to strengthen our policy loss reserves; any effect of title losses on our cash flows and financial condition; the impact of vetting our agency operations for quality and profitability; changes to the participants in the secondary mortgage market and the rate of refinancing that affects the demand for title insurance products; regulatory non-compliance, fraud or defalcations by our title insurance agencies or employees; our ability to timely and cost-effectively respond to significant industry changes and introduce new products and services; the outcome of pending litigation; the impact of changes in governmental and insurance regulations, including any future reductions in the pricing of title insurance products and services; our dependence on our operating subsidiaries as a source of cash flow; the continued realization of expense savings from our cost management program; our ability to successfully integrate acquired businesses; our ability to access the equity and debt financing markets when and if needed; our ability to grow our international operations; and our ability to respond to the actions of our competitors. These risks and uncertainties, as well as others, are discussed in more detail in our documents filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2016, and if applicable, our Quarterly Reports on Form 10-Q, and our Current Reports on Form 8-K. All forward-looking statements included in this report are expressly qualified in their entirety by such cautionary statements. We expressly disclaim any obligation to update, amend or clarify any forward-looking statements contained in this report to reflect events or circumstances that may arise after the date hereof, except as may be required by applicable law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes during the quarter ended March 31, 2017 in our investment strategies, types of financial instruments held or the risks associated with such instruments that would materially alter the market risk disclosures made in our Annual Report on Form 10-K for the year ended December 31, 2016.
Item 4. Controls and Procedures
Our principal executive officer and principal financial officer are responsible for establishing and maintaining disclosure controls and procedures. They evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2017, and have concluded that, as of such date, our disclosure controls and procedures are adequate and effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) and 15d-15(f)). Our internal control over financial reporting is a process, under the supervision of our principal executive officer and principal financial officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of March 31, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this assessment, management believes that, as of March 31, 2017, our internal control over financial reporting is effective based on those criteria.

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
There has been no change in our internal control over financial reporting during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As a result, no corrective actions were required or undertaken.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings
See discussion of legal proceedings in Note 9 to the condensed consolidated financial statements included in Item 1 of Part I of this Report, which is incorporated by reference into this Part II, Item 1, as well as Item 3. Legal Proceedings, in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 1A. Risk Factors

There have been no changes during the first nine months ended March 31, 2017 to our risk factors as listed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases of our Common Stock during the quarter ended March 31, 2017.

Item 5. Other Information
Our book value per share was $27.38 and $27.69 as of March 31, 2017 and December 31, 2016, respectively. As of March 31, 2017, our book value per share was based on approximately $649.1 million in stockholders’ equity and 23,710,234 shares of Common Stock outstanding. As of December 31, 2016, our book value per share was based on approximately $648.8 million in stockholders’ equity and 23,431,279 shares of Common Stock outstanding.
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

April 28, 2017
Date

Stewart Information Services Corporation
Registrant

By:	/s/ J. Allen Berryman
J. Allen Berryman, Chief Financial Officer, Secretary and Treasurer

Index to Exhibits

Exhibit

3.1	-	Restated Certificate of Incorporation of the Registrant, dated April 28, 2016 (incorporated by reference in this report from Exhibit 3.1 of the Current Report on Form 8-K filed April 29, 2016)

3.2	-	Third Amended and Restated By-Laws of the Registrant, as of April 27, 2016 (incorporated by reference in this report from Exhibit 3.2 of the Current Report on Form 8-K filed April 28, 2016)

10.1 †	-
Addendum, entered into as of March 30, 2017 and effective as of January 1, 2017, to Employment Agreement entered into as of March 31, 2016 and effective as of January 1, 2016, by and between Stewart Information Services Corporation and Matthew W. Morris (incorporated by reference in this report from Exhibit 10.1 of the Current Report on Form 8-K filed March 31, 2017)

10.2 †	-
Addendum, entered into as of March 30, 2017 and effective as of January 1, 2017, to Employment Agreement entered into as of March 31, 2016 and effective as of January 1, 2016, by and between Stewart Information Services Corporation and John L. Killea (incorporated by reference in this report from Exhibit 10.2 of the Current Report on Form 8-K filed March 31, 2017)

10.3 †	-
Amended and Restated Employment Agreement, entered into as of January 1, 2016, and effective as of January 1, 2016, by and between Stewart Information Services Corporation and David A. Fauth (incorporated by reference in this report from Exhibit 10.3 of the Current Report on Form 8-K filed March 31, 2017)

10.4 †	-
Addendum, entered into as of March 30, 2017 and effective as of January 1, 2017, to the Amended and Restated Employment Agreement entered into as of January 1, 2016 and effective as of January 1, 2016, by and between Stewart Information Services Corporation and David A. Fauth (incorporated by reference in this report from Exhibit 10.4 of the Current Report on Form 8-K filed March 31, 2017)

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