Form 10-Q
period 2017-06-30
STEWART INFORMATION SERVICES CORP
filed 2017-07-28
CIK 94344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes      No ☑
On July 25, 2017, there were 23,741,722 shares of the issuer's Common Stock, $1 par value per share, outstanding.

FORM 10-Q QUARTERLY REPORT
QUARTER ENDED JUNE 30, 2017

As used in this report, “we,” “us,” “our,” "Registrant," the “Company” and “Stewart” mean Stewart Information Services Corporation and our subsidiaries, unless the context indicates otherwise.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	($000 omitted, except per share)
Revenues
Title revenues:
Direct operations	231,662	237,017	419,091	423,018
Agency operations	234,407	225,416	467,756	450,051
Ancillary services	15,118	21,182	32,422	43,217
Operating revenues	481,187	483,615	919,269	916,286
Investment income	4,941	4,856	9,613	9,926
Investment and other (losses) gains – net	(676)	966	(389)	1,454
	485,452	489,437	928,493	927,666
Expenses
Amounts retained by agencies	192,558	183,485	383,733	367,329
Employee costs	139,346	152,427	279,131	302,636
Other operating expenses	88,786	86,458	167,103	174,168
Title losses and related claims	24,462	17,153	45,163	40,247
Depreciation and amortization	6,441	7,340	12,819	15,646
Interest	712	661	1,529	1,440
	452,305	447,524	889,478	901,466

Income before taxes and noncontrolling interests	33,147	41,913	39,015	26,200
Income tax expense	10,993	14,386	10,850	7,738

Net income	22,154	27,527	28,165	18,462
Less net income attributable to noncontrolling interests	3,586	3,928	5,508	6,058
Net income attributable to Stewart	18,568	23,599	22,657	12,404

Net income	22,154	27,527	28,165	18,462
Other comprehensive income, net of taxes:
Foreign currency translation adjustments	3,204	(1,703)	4,529	1,592
Change in net unrealized gains on investments	355	6,182	2,822	11,971
Reclassification of adjustment for gains included in net income	(94)	(115)	(461)	(179)
Other comprehensive income, net of taxes:	3,465	4,364	6,890	13,384

Comprehensive income	25,619	31,891	35,055	31,846
Less net income attributable to noncontrolling interests	3,586	3,928	5,508	6,058
Comprehensive income attributable to Stewart	22,033	27,963	29,547	25,788

Basic average shares outstanding (000)	23,444	23,365	23,438	23,357
Basic earnings per share attributable to Stewart	0.79	0.50	0.97	0.02

Diluted average shares outstanding (000)	23,620	23,559	23,613	23,542
Diluted earnings per share attributable to Stewart	0.79	0.49	0.96	0.02
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of June 30, 2017 (Unaudited)	As of December 31, 2016
	($000 omitted)
Assets
Cash and cash equivalents	147,205	185,772
Short-term investments	23,092	22,239
Investments in debt and equity securities available-for-sale, at fair value:
Statutory reserve funds	479,155	485,409
Other	175,607	146,094
	654,762	631,503
Receivables:
Premiums from agencies	34,603	31,246
Trade and other	50,023	41,897
Income taxes	1,223	4,878
Notes	3,702	3,402
Allowance for uncollectible amounts	(9,108)	(9,647)
	80,443	71,776
Property and equipment, at cost:
Land	3,991	3,991
Buildings	22,771	22,529
Furniture and equipment	226,536	217,105
Accumulated depreciation	(183,179)	(173,119)
	70,119	70,506
Title plants, at cost	75,313	75,313
Investments in investees, on an equity method basis	9,536	9,796
Goodwill	234,667	217,094
Intangible assets, net of amortization	9,317	10,890
Deferred tax assets	3,865	3,860
Other assets	49,725	42,975
	1,358,044	1,341,724
Liabilities
Notes payable	116,331	106,808
Accounts payable and accrued liabilities	97,095	115,640
Estimated title losses	465,294	462,572
Deferred tax liabilities	12,947	7,856
	691,667	692,876
Contingent liabilities and commitments
Stockholders’ equity
Common Stock and additional paid-in capital	183,350	180,959
Retained earnings	479,860	471,788
Accumulated other comprehensive income (loss):
Unrealized investment gains on investments - net	10,207	7,846
Foreign currency translation adjustments	(12,198)	(16,727)
Treasury stock – 352,161 common shares, at cost	(2,666)	(2,666)
Stockholders’ equity attributable to Stewart	658,553	641,200
Noncontrolling interests	7,824	7,648
Total stockholders’ equity (23,737,447 and 23,431,279 shares outstanding)	666,377	648,848
	1,358,044	1,341,724
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2017	2016
	($000 omitted)
Reconciliation of net income to cash provided by operating activities:
Net income	28,165	18,462
Add (deduct):
Depreciation and amortization	12,819	15,646
Provision for bad debt	634	1,098
Investment and other loss (gains) – net	389	(1,454)
Amortization of net premium on investments available-for-sale	3,421	3,559
Payments for title losses in excess of provisions	(1,260)	(3,690)
Adjustment for insurance recoveries of title losses	793	538
(Increase) decrease in receivables – net	(8,999)	2,151
Increase in other assets – net	(6,526)	(2,936)
Decrease in payables and accrued liabilities – net	(18,868)	(20,768)
Change in net deferred income taxes	2,329	2,017
Net income from equity investees	(977)	(1,069)
Dividends received from equity investees	1,237	1,172
Stock-based compensation expense	3,372	3,723
Other – net	2	10
Cash provided by operating activities	16,531	18,459

Investing activities:
Proceeds from investments available-for-sale sold	49,655	32,827
Proceeds from investments available-for-sale matured	22,834	7,782
Purchases of investments available-for-sale	(88,381)	(75,771)
Net purchases of short-term investments	(853)	(2,325)
Purchases of property and equipment, title plants and real estate – net	(9,328)	(11,494)
Cash paid for acquisition of businesses	(18,080)	—
Other – net	410	592
Cash used by investing activities	(43,743)	(48,389)

Financing activities:
Payments on notes payable	(8,042)	(15,101)
Proceeds from notes payable	16,022	34,578
Distributions to noncontrolling interests	(5,300)	(5,660)
Cash dividends paid	(14,065)	(13,760)
Cash paid on Class B Common Shares conversion	—	(12,000)
Payment of contingent consideration related to an acquisition	(1,298)	(2,002)
Purchase of remaining interest in consolidated subsidiary	(1,013)	(301)
Cash used by financing activities	(13,696)	(14,246)

Effects of changes in foreign currency exchange rates	2,341	2,375
Decrease in cash and cash equivalents	(38,567)	(41,801)

Cash and cash equivalents at beginning of period	185,772	179,067
Cash and cash equivalents at end of period	147,205	137,266

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY (UNAUDITED)

	Common Stock ($1 par value)	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) income	Treasury stock	Noncontrolling interests	Total
	($000 omitted)
Balances at December 31, 2016	23,783	157,176	471,788	(8,881)	(2,666)	7,648	648,848
Net income attributable to Stewart	—	—	22,657	—	—	—	22,657
Cash dividends on Common Stock ($0.60 per share)	—	—	(14,585)	—	—	—	(14,585)
Stock-based compensation and other	307	3,065	—	—	—	—	3,372
Purchase of remaining interest in consolidated subsidiary	—	(981)	—	—	—	(32)	(1,013)
Net change in unrealized gains and losses on investments	—	—	—	2,822	—	—	2,822
Net realized gain reclassification	—	—	—	(461)	—	—	(461)
Foreign currency translation adjustments	—	—	—	4,529	—	—	4,529
Net income attributable to noncontrolling interests	—	—	—	—	—	5,508	5,508
Subsidiary dividends paid to noncontrolling interests	—	—	—	—	—	(5,300)	(5,300)
Balances at June 30, 2017	24,090	159,260	479,860	(1,991)	(2,666)	7,824	666,377
See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1
Interim financial statements. The financial information contained in this report for the three and six months ended June 30, 2017 and 2016, and as of June 30, 2017, is unaudited. This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
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
D. Restrictions on cash and investments. The Company maintains investments in accordance with certain statutory requirements for the funding of statutory premium reserves. Statutory reserve funds, which approximated $479.2 million and $485.4 million at June 30, 2017 and December 31, 2016, respectively, are required to be fully funded and invested in high-quality securities and short-term investments. Statutory reserve funds are not available for current claim payments, which must be funded from current operating cash flow. In addition, included within cash and cash equivalents are statutory reserve funds of approximately $23.3 million and $13.9 million at June 30, 2017 and December 31, 2016, respectively. Although these cash statutory reserve funds are not restricted or segregated in depository accounts, they are required to be held pursuant to state statutes. If the Company fails to maintain minimum investments or cash and cash equivalents sufficient to meet statutory requirements, the Company may be subject to fines or other penalties, including potential revocation of its business license. These funds are not available for any other purpose. In the event that insurance regulators adjust the determination of the statutory premium reserves of the Company’s title insurers, these restricted funds as well as statutory surplus would correspondingly increase or decrease.
E. Recently adopted accounting pronouncements. In May 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2017-09, Compensation - Stock Compensation: Scope of Modification Accounting, to clarify when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new standard, modification is required only if the fair value, the vesting conditions, or the classification of an award as equity or liability changes as a result of the change in terms or conditions. This ASU is effective for annual and interim periods beginning after December 15, 2017, with prospective application, and early adoption is allowed. The Company early adopted ASU 2017-09 effective June 1, 2017.

NOTE 2
Investments in debt and equity securities available-for-sale. The amortized costs and fair values follow:

	June 30, 2017		December 31, 2016
	Amortized costs	Fair values	Amortized costs	Fair values
	($000 omitted)
Debt securities:
Municipal	72,214	73,601	72,284	72,432
Corporate	324,116	332,226	338,365	343,047
Foreign	199,369	200,669	165,735	167,027
U.S. Treasury Bonds	13,016	12,894	12,795	12,613
Equity securities	30,345	35,372	30,255	36,384
	639,060	654,762	619,434	631,503
Foreign debt securities consist of Canadian government and corporate bonds, United Kingdom treasury bonds, and Mexican government bonds. Equity securities consist of common stocks and master limited partnership interests.
Gross unrealized gains and losses were:

	June 30, 2017		December 31, 2016
	Gains	Losses	Gains	Losses
	($000 omitted)
Debt securities:
Municipal	1,635	248	723	575
Corporate	8,524	414	6,871	2,189
Foreign	2,972	1,672	2,912	1,620
U.S. Treasury Bonds	7	129	4	186
Equity securities	6,079	1,052	6,800	671
	19,217	3,515	17,310	5,241
Debt securities as of June 30, 2017 mature, according to their contractual terms, as follows (actual maturities may differ due to call or prepayment rights):

	Amortized costs	Fair values
	($000 omitted)
In one year or less	27,282	27,481
After one year through five years	278,518	284,020
After five years through ten years	230,715	232,923
After ten years	72,200	74,966
	608,715	619,390

Gross unrealized losses on investments and the fair values of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2017, were:

	Less than 12 months		More than 12 months		Total
	Losses	Fair values	Losses	Fair values	Losses	Fair values
	($000 omitted)
Debt securities:
Municipal	248	10,021	—	—	248	10,021
Corporate	414	56,365	—	—	414	56,365
Foreign	1,657	95,724	15	247	1,672	95,971
U.S. Treasury Bonds	129	10,824	—	—	129	10,824
Equity securities	1,038	11,488	14	48	1,052	11,536
	3,486	184,422	29	295	3,515	184,717
The number of investment securities in an unrealized loss position as of June 30, 2017 was 163, 4 securities of which were in unrealized loss positions for more than 12 months. Since the Company does not intend to sell and will more-likely-than-not maintain each investment security until its maturity or anticipated recovery, and no significant credit risk is deemed to exist, these investments are not considered other-than-temporarily impaired.
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

As of June 30, 2017, financial instruments measured at fair value on a recurring basis are summarized below:

	Level 1	Level 2	Fair value measurements
	($000 omitted)
Investments available-for-sale:
Debt securities:
Municipal	—	73,601	73,601
Corporate	—	332,226	332,226
Foreign	—	200,669	200,669
U.S. Treasury Bonds	—	12,894	12,894
Equity securities	35,372	—	35,372
	35,372	619,390	654,762
As of December 31, 2016, financial instruments measured at fair value on a recurring basis are summarized below:

	Level 1	Level 2	Fair value measurements
	($000 omitted)
Investments available-for-sale:
Debt securities:
Municipal	—	72,432	72,432
Corporate	—	343,047	343,047
Foreign	—	167,027	167,027
U.S. Treasury Bonds	—	12,613	12,613
Equity securities	36,384	—	36,384
	36,384	595,119	631,503

As of June 30, 2017, Level 1 financial instruments consist of equity securities. Level 2 financial instruments consist of municipal, governmental and corporate bonds, both U.S. and foreign. In accordance with the Company’s policies and guidelines which incorporate relevant statutory requirements, the Company’s third-party registered investment manager invests only in securities rated as investment grade or higher by the major rating services, where observable valuation inputs are significant. All municipal, foreign, and U.S. Treasury bonds are valued using a third-party pricing service, and the corporate bonds are valued using the market approach, which includes three to ten inputs from relevant market sources, including Financial Industry Regulatory Authority’s (FINRA) Trade Reporting and Compliance Engine (TRACE) and independent broker/dealer quotes, bids and offerings, as well as other relevant market data, such as securities with similar characteristics (i.e. sector, rating, maturity, etc.). Broker/dealer quotes, bids and offerings mentioned above are gathered (typically three to ten) and a consensus risk premium spread (credit spread) over risk-free Treasury yields is developed from the inputs obtained, which is then used to calculate the resulting fair value.
There were no transfers of investments between levels during the six months ended June 30, 2017 and 2016.

NOTE 4
Investment income and other gains and losses. Gross realized investment and other gains and losses follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	($000 omitted)
Realized gains	279	1,139	845	5,076
Realized losses	(955)	(173)	(1,234)	(3,622)
	(676)	966	(389)	1,454
Expenses assignable to investment income were insignificant. There were no significant investments as of June 30, 2017 that did not produce income during the year.

For the six months ended June 30, 2017, investment and other losses – net included $0.8 million of net realized loss due to an increase in the fair value of a contingent consideration liability related to a prior acquisition. For the six months ended June 30, 2016, investments and other gains - net included $1.6 million of net realized gains due to changes in the fair values of contingent consideration liabilities associated with prior year acquisitions and $0.9 million of net realized gains from the sale of investments available-for-sale, partially offset by $1.2 million of office closure costs.

Proceeds from sales of investments available-for-sale are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	($000 omitted)
Proceeds from sales of investments available-for-sale	33,812	21,500	49,655	32,827

NOTE 5
Goodwill. The summary of changes in goodwill is as follows.

	Title	Ancillary Services and Corporate	Consolidated Total
		($000 omitted)
Balances at December 31, 2016	211,365	5,729	217,094
Acquisitions	17,573	—	17,573
Balances at June 30, 2017	228,938	5,729	234,667

During the second quarter 2017, the Company acquired certain businesses primarily funded by borrowings on the Company's unsecured line of credit. Based on the Company's preliminary purchase price allocations as of June 30, 2017, the Company increased its goodwill related to the title segment by a total of $17.6 million, which is subject to change pending completion of the Company's purchase price allocations by the end of 2017.

NOTE 6
Estimated title losses. A summary of estimated title losses for the six months ended June 30 is as follows:

	2017	2016
	($000 omitted)
Balances at January 1	462,572	462,622
Provisions:
Current year	43,850	47,146
Previous policy years	1,313	(6,899)
Total provisions	45,163	40,247
Payments, net of recoveries:
Current year	(5,966)	(9,047)
Previous policy years	(39,664)	(34,352)
Total payments, net of recoveries	(45,630)	(43,399)
Effects of changes in foreign currency exchange rates	3,189	3,768
Balances at June 30	465,294	463,238
Loss ratios as a percentage of title operating revenues:
Current year provisions	4.9%	5.4%
Total provisions	5.1%	4.6%
There were no significant adjustments to the loss provisioning rates or large claim reserves during the six months ended June 30, 2017. In 2016, the Company decreased its loss provisioning rates and reserves related to certain existing large claims due to continued favorable policy loss experience. As a result, a $5.4 million net policy loss reserve reduction was recorded during the six months ended June 30, 2016.

NOTE 7
Share-based payments. During the first six months of 2017 and 2016, the Company granted executives and senior management shares of restricted common stock, consisting of time-based shares, which vest on each of the first three anniversaries of the grant date, and performance-based shares, which vest upon achievement of certain financial objectives over the period of three years. The aggregate grant-date fair values of these awards in 2017 and 2016 were $4.7 million (107,000 shares with an average grant price per share of $44.21) and $3.9 million (105,000 shares with an average grant price per share of $37.33), respectively. Awards were made pursuant to the Company’s employee incentive compensation plans and the compensation expense associated with restricted stock awards is recognized over the corresponding vesting period.
Additionally, during the second quarters 2017 and 2016, the Company granted its board of directors, as a component of annual director retainer compensation, 13,000 and 16,300 shares, respectively, of common stock, which vested immediately. The aggregate fair values of these director awards at the grant dates in 2017 and 2016 were both $0.6 million.

NOTE 8
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
The calculation of the basic and diluted EPS is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	($000 omitted, except per share)
Numerator:
Net income attributable to Stewart	18,568	23,599	22,657	12,404
Less: Cash paid on Class B Common Shares conversion (a)	—	(12,000)	—	(12,000)
Net income available to common shareholders	18,568	11,599	22,657	404

Denominator (000):
Basic average shares outstanding	23,444	23,365	23,438	23,357
Average number of dilutive shares relating to options	—	1	—	1
Average number of dilutive shares relating to grants of restricted shares	176	193	175	184
Diluted average shares outstanding	23,620	23,559	23,613	23,542

Basic earnings per share attributable to Stewart	0.79	0.50	0.97	0.02

Diluted earnings per share attributable to Stewart	0.79	0.49	0.96	0.02

(a) - During 2016, the Company paid $12.0 million as part of the consideration related to the exchange agreement with the holders of the Class B Common Stock. In accordance with the ASC 260, Earnings Per Share, the $12.0 million payment was treated in a manner similar to the treatment of dividends on preferred stock for the purpose of calculating EPS. Accordingly, the $12.0 million payment was deducted from the 2016 net income to arrive at the net income for calculating basic and diluted EPS.

NOTE 9
Contingent liabilities and commitments. In the ordinary course of business, the Company guarantees the third-party indebtedness of certain of its consolidated subsidiaries. As of June 30, 2017, the maximum potential future payments on the guarantees are not more than the related notes payable recorded in the condensed consolidated balance sheets. The Company also guarantees the indebtedness related to lease obligations of certain of its consolidated subsidiaries. The maximum future obligations arising from these lease-related guarantees are not more than the Company’s future minimum lease payments. As of June 30, 2017, the Company also had unused letters of credit aggregating $5.6 million related to workers’ compensation and other insurance. The Company does not expect to make any payments on these guarantees.

NOTE 10
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

NOTE 11
Segment information. The Company reports two operating segments: title and ancillary services and corporate. The title segment provides services needed to transfer title to property in a real estate transaction and includes services such as searching, examining, closing and insuring the condition of the title to the property. In addition, the title segment includes centralized title services, home and personal insurance services and Internal Revenue Code Section 1031 tax-deferred exchanges. The ancillary services and corporate segment historically provided appraisal and valuation services, loan file review, quality control services, government services, document management, recording and call center-related services offered to large mortgage lenders and servicers, mortgage brokers and mortgage investors. Beginning in 2017, the principal offerings of ancillary services are appraisal and valuation services. Also included in the ancillary services and corporate segment are expenses of the parent holding company and certain other enterprise-wide overhead costs, net of centralized administrative services costs allocated to respective operating businesses.

Selected statement of income information related to these segments is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	($000 omitted)
Title segment:
Revenues	470,449	467,508	896,246	881,047
Depreciation and amortization	5,321	5,364	10,547	10,522
Income before taxes and noncontrolling interest	39,467	51,296	51,744	50,676

Ancillary services and corporate segment:
Revenues	15,003	21,929	32,247	46,619
Depreciation and amortization	1,120	1,976	2,272	5,124
Loss before taxes and noncontrolling interest	(6,320)	(9,383)	(12,729)	(24,476)

Consolidated Stewart:
Revenues	485,452	489,437	928,493	927,666
Depreciation and amortization	6,441	7,340	12,819	15,646
Income before taxes and noncontrolling interest	33,147	41,913	39,015	26,200

The Company does not provide asset information by reportable operating segment as it does not routinely evaluate the asset position by segment.

Revenues generated in the United States and all international operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	($000 omitted)
United States	451,766	458,438	871,019	876,026
International	33,686	30,999	57,474	51,640
	485,452	489,437	928,493	927,666

NOTE 12
Other comprehensive income. Changes in the balances of each component of other comprehensive income and the related tax effects are as follows:

	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount
	($000 omitted)			($000 omitted)
Unrealized investment gains on investments - net:
Change in net unrealized gains on investments	548	193	355	9,511	3,329	6,182
Less: reclassification adjustment for net gains included in net income	(145)	(51)	(94)	(178)	(63)	(115)
Net unrealized gains	403	142	261	9,333	3,266	6,067

Foreign currency translation adjustments	4,334	1,130	3,204	(1,413)	290	(1,703)

Other comprehensive income	4,737	1,272	3,465	7,920	3,556	4,364

	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016
	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount
	($000 omitted)			($000 omitted)
Unrealized investment gains on investments - net:
Change in net unrealized gains on investments	4,343	1,521	2,822	18,417	6,446	11,971
Less: reclassification adjustment for net gains included in net income	(710)	(249)	(461)	(276)	(97)	(179)
Net unrealized gains	3,633	1,272	2,361	18,141	6,349	11,792

Foreign currency translation adjustments	6,014	1,485	4,529	3,944	2,352	1,592

Other comprehensive income	9,647	2,757	6,890	22,085	8,701	13,384

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S OVERVIEW

We reported net income attributable to Stewart of $18.6 million ($0.79 per diluted share) for the second quarter 2017 compared to a net income attributable to Stewart of $23.6 million ($0.49 per diluted share) for the second quarter 2016. Pretax income before noncontrolling interests for the second quarter 2017 was $33.1 million compared to pretax income before noncontrolling interests of $41.9 million for the second quarter 2016. Of note, the second quarter 2016 results included a $5.4 million net policy loss reserve reduction. Excluding this reduction, the second quarter 2016 pretax income before noncontrolling interests and net income attributable to Stewart were $36.5 million and $20.2 million, respectively. In addition, for purposes of calculating second quarter 2016’s net income per share, net income was reduced by the $12.0 million cash consideration paid in connection with the Class B share exchange. Excluding this payment, net income per diluted share would have been $1.00 (or $0.86 per diluted share excluding the net policy loss reserve reduction) for the second quarter 2016, as compared to $0.79 per diluted share for the second quarter 2017.

As of June 2, 2017, Stewart acquired the retail branch division of Title365 Company. Title365’s retail division operates primarily in Southern California. This asset acquisition reinforces Stewart’s commitment to providing innovative title solutions and focused, smart growth in key markets throughout the United States, as more than 250 employees and 15 Title365 offices are now operating under the Stewart name.

Summary results of the title segment are as follows ($ in millions, except pretax margin):

	For the Three Months Ended June 30,
	2017	2016	% Change

Total revenues	470.4	467.5	1%
Pretax income	39.5	51.3	(23)%
Pretax margin	8.4%	11.0%

As noted above, the second quarter 2016 results included a $5.4 million net policy loss reserve reduction, which resulted from favorable policy loss experience. Excluding this credit, the segment’s second quarter 2017 pretax income would have declined 14% from pretax income of $45.9 million (9.8% margin) in the second quarter 2016.

Non-commercial domestic revenue, as shown under the Results of Operations - Title revenues section, includes revenues from purchase transactions and centralized title operations. Revenues from purchase transactions decreased 7% in the second quarter 2017 compared to the prior year quarter, as discussed below, while revenues from our centralized title operations, which primarily process refinancing and default title orders, declined 24% due primarily to decreased refinancing transactions, an industry-wide trend. Total international revenues increased 8% in the second quarter 2017 compared to the prior year quarter, mainly due to transaction volume growth from our Canada and U.K. operations, partially offset by the effect of a stronger U.S. dollar against the Canadian dollar and British pound. Revenues from independent agency operations in the second quarter 2017 increased 4% compared to the second quarter 2016. The independent agency remittance rate decreased to 17.9% in the second quarter 2017 from 18.6% in the second quarter 2016 due to the geographic mix of our agency business; second quarter 2017 revenues from independent agencies, net of retention, were $41.8 million, similar to the prior year quarter.

During our first quarter investor earnings call in April 2017, we noted that we had seen some management and staff departures in our retail operations, and those departures continued during May and June 2017. The markets most impacted were in Texas, Arizona, and the Pacific Northwest, although several other markets experienced similar staff attrition to a lesser extent. As many of the associates that resigned were responsible for customer relationships, we experienced a concurrent loss of revenue which we believe resulted in the decline in residential purchase revenues noted above.

We have focused on margin improvement and financial discipline for many quarters now. The pace and scope of those initiatives intensified in early 2017 and we believe the aggressive goals established, coupled with assertive timelines, culminated in the associate departures, most of whom chose to work for smaller underwriters and independent agencies. Our goal is to rebuild in the markets affected, and we began immediately to recruit strong industry players to that end. We have hired several industry veterans to date, and ultimately we believe those markets will not only recapture the lost revenue but lay a strong foundation for our long term growth objectives.

In addition to rebuilding, we are refining the timing and objectives of the aforementioned margin improvement initiatives. We believe the new additions to our team along with the changes to the initiatives have brought a renewed stability to our offices, improving our opportunities going forward.

Summary results of the ancillary services and corporate segment are as follows ($ in millions):

	For the Three Months Ended June 30,
	2017	2016	% Change

Total revenues	15.0	21.9	(32)%
Pretax loss	(6.3)	(9.4)	33%

The decline in the segment’s revenues in the second quarter 2017 compared to the prior year quarter was primarily due to the divestitures of the loan file review, quality control services and government services lines of business at the end of 2016.

The segment’s pretax results improved to a $6.3 million pretax loss compared to a pretax loss of $9.4 million in the prior year quarter. This was driven by a $9.2 million, or 32%, decrease in the segment’s total employee costs and other operating expenses, more than offsetting the revenue decline during the second quarter. The segment’s results for the second quarter 2017 and 2016 included approximately $6 million and $7 million, respectively, of expenses attributable to parent company and corporate operations.

CRITICAL ACCOUNTING ESTIMATES
The preparation of the Company’s condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures surrounding contingencies and commitments.
Actual results can differ from our accounting estimates. While we do not anticipate significant changes in our estimates, there is a risk that such changes could have a material impact on our consolidated financial condition or results of operations for future periods. During the six months ended June 30, 2017, we made no material changes to our critical accounting estimates as previously disclosed in Management’s Discussion and Analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
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

Premiums are determined in part by the values of the transactions we handle. To the extent inflation or market conditions cause increases in the prices of homes and other real estate, premium revenues are also increased. Conversely, falling home prices cause premium revenues to decline. As an overall guideline, a 5% change in median home prices results in an approximate 3.6% change in title premiums. Home price changes may override the seasonal nature of the title insurance business. Historically, our first quarter is the least active in terms of title insurance revenues as home buying is generally depressed during winter months. Our second and third quarters are the most active as the summer is the traditional home buying season, and while commercial transaction closings are skewed to the end of the year, individually large commercial transactions can occur any time of year.

RESULTS OF OPERATIONS
Comparisons of our results of operations for the three and six months ended June 30, 2017 with the three and six months ended June 30, 2016 are set forth below. Factors contributing to fluctuations in the results of operations are presented in the order of their monetary significance, and we have quantified, when necessary, significant changes. Segment results are included in the discussions and, when relevant, are discussed separately.
Our statements on home sales and loan activity are based on published industry data from sources including Fannie Mae, the National Association of Realtors®, the Mortgage Bankers Association and Freddie Mac. We also use information from our direct operations.
Operating environment. Actual existing home sales in the second quarter 2017 increased approximately 2% from the second quarter 2016. June 2017 existing home sales totaled 601,000, which was up 3% from a year ago, and up 8% from May 2017. Further, June 2017 median and average home prices rose 7% and 5%, respectively, as compared to June 2016 prices. June 2017 housing starts improved 8% sequentially from May 2017 and also increased 2% from a year ago. Newly issued building permits in June 2017 were up 7% sequentially from May 2017 and increased 5% from a year ago. According to Fannie Mae, one-to-four family residential lending declined to $455 billion in the second quarter 2017 from $505 billion in the second quarter 2016, driven primarily by a decrease of approximately $70 billion, or 33%, decrease in refinance originations, partially offset by an increase in purchase lending of approximately $19 billion, or 7%. On average, refinance title premium rates are 60% of the premium rates for a similarly priced sale transaction.

Title revenues. Direct title revenue information is presented below:

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
	($ in millions)			($ in millions)
Commercial:
Domestic	46.5	39.9	17%	88.2	78.6	12%
International	4.9	5.2	(6)%	9.3	9.3	—%
	51.4	45.1	14%	97.5	87.9	11%
Non-commercial
Domestic	153.1	167.4	(9)%	276.1	295.9	(7)%
International	27.2	24.5	11%	45.5	39.2	16%
	180.3	191.9	(6)%	321.6	335.1	(4)%
Total direct title revenues	231.7	237.0	(2)%	419.1	423.0	(1)%
Revenues from direct title operations, which include residential, commercial, international and centralized title services transactions, decreased $5.3 million, or 2%, and $3.9 million, or 1%, in the second quarter and first six months of 2017, respectively, compared to the same periods in 2016, due to decline in revenues from our centralized title operations and residential transactions, partially offset by revenue increases from our international and commercial operations. Revenues from our centralized title operations, which primarily process refinancing and default title orders, decreased $3.8 million, or 24%, and $6.6 million, or 21%, in the second quarter and first six months of 2017 compared to the second quarter and first six months of 2016, respectively, primarily due to decreased refinancing orders and lower demand for default services, which are in line with industry trends. Our residential revenues, which make up the majority of direct revenue, decreased $10.5 million, or 7%, and $13.2 million, or 5%, in the second quarter and first six months of 2017, respectively, compared to the same periods in 2016, primarily due to management and staff departures within certain offices described above.
Our direct operations include local offices and international operations, and we generate commercial revenues both domestically and internationally. U.S. commercial revenues increased $6.6 million, or 17%, and $9.6 million, or 12%, in the second quarter and first six months of 2017, respectively, over the same periods in 2016, mainly due to certain large transactions which resulted in an improvement in our commercial revenue per file. Total international revenues increased $2.4 million, or 8%, and $6.3 million, or 13%, in the second quarter and first six months of 2017 compared to the second quarter and first six months of 2016 primarily as a result of increased transaction volume from our Canada and United Kingdom operations. Direct revenues constituted 50% and 51% of our total title revenues in the second quarters 2017 and 2016, respectively, and 47% and 48% during the first six months of 2017 and 2016, respectively.

Orders information for the second quarter and first six months ended June 30 is as follows:

	Three Months Ended		Six Months Ended
	2017	2016	2017	2016
Opened Orders:
Commercial	10,788	12,137	22,238	23,468
Purchase	67,823	71,429	129,065	130,510
Refinance	24,183	37,501	47,639	70,968
Other	4,423	3,162	9,019	6,609
Total	107,217	124,229	207,961	231,555

Closed Orders:
Commercial	8,167	8,577	15,493	16,195
Purchase	52,362	54,183	92,564	92,892
Refinance	16,298	25,412	35,506	49,943
Other	4,135	4,665	7,333	8,450
Total	80,962	92,837	150,896	167,480

Total orders closed decreased by approximately 11,900, or 13%, and 16,600, or 10%, in the second quarter and first six months of 2017, respectively, over the same periods in 2016 primarily due to the declines in refinancing orders mentioned earlier. Compared to the second quarter and first six months of 2016, refinancing orders closed decreased in the second quarter and first six months of 2017 by approximately 9,100, or 36%, and 14,400, or 29%, respectively; while commercial orders decreased by approximately 400, or 5%, and 700, or 4%, respectively. Additionally, purchase orders declined by approximately 1,800, or 3%, during the second quarter 2017 compared to the prior year quarter primarily due to the management and staff departures mentioned earlier; for the first six months of 2017, total purchase orders were comparable to the same period in 2016.

In the second quarter and first six months of 2017 compared to the same periods in 2016, revenues from independent agency operations increased $9.0 million, or 4%, and $17.7 million, or 4%, respectively; net of agency retention, independent agency revenues during the second quarter 2017 were comparable to the prior year quarter, while revenues increased $1.3 million, or 2%, in the first six months of 2017 compared to the same period in 2016. The increases in gross agency revenues in the second quarter and first six months of 2017 over the same periods in 2016 were primarily driven by revenue increases from agents in the states of Minnesota, Pennsylvania, Michigan, California and Colorado, partially offset by revenue decreases from agents in the states of Texas (for the second quarter 2017) and New York (for the first six months of 2017). We continue to focus on increasing profit margins in every state, increasing premium revenue in states where remittance rates are above 20%, and maintaining the quality of our agency network, which we believe to be the industry’s best, in order to mitigate claims risk and drive consistent future performance. While market share is important in our agency operations channel, it is not as important as margins, risk mitigation and profitability.
Ancillary services revenues. Ancillary services operating revenues decreased $6.1 million, or 29%, and $10.8 million, or 25%, in the second quarter and first six months of 2017 compared to the same periods in 2016, primarily due to our divestitures of the loan file review, quality control services and government services lines of business at the end of 2016. Our exit of the delinquent loan servicing operations, completed in the first quarter 2016, also contributed to the revenue decline during the first six months of 2017 compared to the first six months of 2016.
Investment income. Investment income during the second quarter and first six months of 2017 was comparable to the investment income during the same periods in 2016.

Investment and other (losses) gains - net. Investment and other losses - net for the second quarter 2017 included $0.8 million of net realized loss due to an increase in the fair value of a contingent consideration liability related to a prior year acquisition; while investment and other gains - net for the second quarter 2016 included $0.6 million of net realized gains from the sale of investments available-for-sale.

For the six months ended June 30, 2017, investment and other losses – net included $0.8 million of net realized loss due to an increase in the fair value of a contingent consideration liability related to a prior year acquisition. For the six months ended June 30, 2016, investments and other gains - net included $1.6 million of net realized gains due to changes in the fair values of contingent consideration liabilities associated with prior year acquisitions and $0.9 million of net realized gains from the sale of investments available-for-sale, partially offset by $1.2 million of office closure costs primarily associated with the aforementioned exit of the delinquent loan servicing operations.

Expenses. An analysis of expenses is shown below:

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
	($ in millions)			($ in millions)

Amounts retained by agencies	192.6	183.5	5%	383.7	367.3	5%
As a % of agency revenues	82.1%	81.4%		82.0%	81.6%
Employee costs	139.3	152.4	(9)%	279.1	302.6	(8)%
As a % of operating revenues	29.0%	31.5%		30.4%	33.0%
Other operating expenses	88.8	86.5	3%	167.1	174.2	(4)%
As a % of operating revenues	18.5%	17.9%		18.2%	19.0%
Title losses and related claims	24.5	17.2	43%	45.2	40.2	12%
As a % of title revenues	5.2%	3.7%		5.1%	4.6%

Retention by agencies. Amounts retained by title agencies are based on agreements between agencies and our title underwriters. Average independent agency remittance rates (i.e., inverse of retention rates, representing the amount paid to us relative to the amount collected by agents at the closing of the transaction) in the second quarter and first six months of 2017 were 17.9% and 18.0%, respectively, as compared to 18.6% and 18.4% in the same periods in 2016. The decrease in the agency remittance rates was primarily due to the revenue increases from lower remitting states (the states mentioned in our gross agency revenue discussion above average 15% remittance rates). We continue to evaluate independent agency relationships with a focus on states that provide higher remittance rates. The average retention percentage may vary from quarter-to-quarter due to the geographic mix of agency operations, the volume of title revenues and, in some states, laws or regulations. Due to the variety of such laws or regulations, as well as competitive factors, the average retention rate can differ significantly from state to state. In addition, a high proportion of our independent agencies are in states with retention rates greater than 80%. Consequently, we expect our average annual retention percentage to remain in the 81% - 82% range over the near to medium term.

Employee costs. Total employee costs decreased $13.1 million, or 9%, and $23.5 million, or 8%, in the second quarter and first six months of 2017 compared to the same periods in 2016, as a result of ongoing cost management efforts, a reduction in employee counts tied to volume declines, primarily in our ancillary services and centralized title operations, and the management and staff departures in direct operations, as discussed earlier. Average employee counts for both the second quarter and first six months of 2017 decreased approximately 9% from the second quarter and first six months of 2016; as a percentage of total operating revenues, employee costs for the second quarter and first six months of 2017 were 29.0% and 30.4% compared to 31.5% and 33.0%, respectively, for the same periods in 2016.

Employee costs in the title segment decreased $6.6 million, or 5%, and $9.5 million, or 4%, in the second quarter and first six months of 2017 compared to the same periods last year largely due to decreased salaries and incentives as a result of reduced employee counts, primarily in direct operations. In the ancillary services and corporate segment, employee costs decreased $6.5 million, or 42%, and $14.0 million, or 40%, in the second quarter and first six months of 2017 compared to the same periods last year, primarily as a result of the reduction in average employee count resulting from the disposed lines of ancillary services businesses mentioned above.
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

Consolidated other operating expenses increased $2.3 million, or 3%, in the second quarter 2017 compared to the second quarter 2016, primarily due to increased outside search fees resulting from increased revenues from our commercial and international operations which are principal users of outside search services in generating title revenues. However, consolidated other operating expenses decreased $7.1 million, or 4%, in the first six months of 2017 compared to the same period last year primarily due to lower professional fees, insurance and litigation-related expenses. As a percentage of total operating revenues, other operating expenses were 18.5% and 18.2% for the second quarter and first six months of 2017, respectively, as compared to 17.9% and 19.0%, respectively, for the same periods in 2016. During the first quarter 2016, we incurred other operating expenses of $3.6 million for a litigation-related accrual and $2.2 million of expenses associated primarily with a life insurance settlement with a former Class B shareholder. Excluding these litigation-related accrual and charges, other operating expenses as a percentage of operating revenues in the first six months of 2016 were 18.4%.

Costs that follow, to varying degrees, changes in transaction volumes and revenues increased $2.1 million, or 5%, and $2.2 million, or 3%, in the second quarter and first six months of 2017, respectively, compared to the same periods in 2016, primarily as a result of increased outside search fees, as discussed above. Excluding the litigation-related accrual mentioned above and compared to the similar periods in the prior year, costs that fluctuate independently of revenues decreased $1.4 million, or 13%, and $2.0 million, or 10%, in the second quarter and first six months of 2017, respectively, due to lower general supplies and litigation-related expenses. Costs that are fixed in nature increased $1.3 million, or 4%, in the second quarter 2017 compared to the prior year quarter due to higher technology costs; excluding the charges mentioned above, costs that are fixed in nature decreased $1.8 million, or 3%, in the first six months of 2017 compared to the same period in 2016, mainly due to lower professional fees and insurance expenses, partially offset by higher technology costs.
Title losses. Provisions for title losses, as a percentage of title revenues and including changes in estimates for certain large claims and escrow losses, were 5.2% and 3.7% for the second quarters 2017 and 2016, respectively, and 5.1% and 4.6% for the first six months of 2017 and 2016, respectively. Title loss expense in the second quarter and first six months of 2017 increased $7.3 million, or 43%, and $4.9 million, or 12%, to $24.5 million and $45.2 million compared to the second quarter and first six months of 2016, respectively, primarily as a result of a $5.4 million net policy loss reserve reduction recorded during the second quarter 2016 due to favorable policy loss experience. Excluding this net reserve reduction, title losses as a percentage of title revenues were 4.9% and 5.2% in the second quarter and first six months of 2016, respectively. The title loss ratio in any given quarter can be significantly influenced by changes in new large claims incurred, escrow losses and adjustments to reserves for existing large claims.

Cash claim payments in the second quarter and first six months of 2017 compared to the same periods in the prior year increased 8% and 5%, respectively, primarily due to an increase in payments for existing non-large claims. We continue to manage and resolve large claims prudently and in keeping with our commitments to our policyholders.

The composition of title policy loss expense is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	($ in millions)		($ in millions)
Provisions – known claims:
Current year	2.1	4.9	4.2	7.8
Prior policy years	15.9	14.9	34.7	31.2
	18.0	19.8	38.9	39.0
Provisions – IBNR
Current year	21.3	19.3	39.7	39.3
Prior policy years	1.1	(7.0)	1.3	(6.9)
	22.4	12.3	41.0	32.4
Transferred to known claims	(15.9)	(14.9)	(34.7)	(31.2)
Total provisions	24.5	17.2	45.2	40.2

Provisions for known claims arise primarily from prior policy years as claims are not typically reported until several years after policies are issued. Provisions - Incurred But Not Reported (IBNR) are estimates of claims expected to be incurred over the next 20 years; therefore, it is not unusual or unexpected to experience changes to those estimated provisions in both current and prior policy years as additional loss experience on policy years is obtained. This loss experience may result in changes to our estimate of total ultimate losses expected (i.e., the IBNR policy loss reserve). Current year provisions - IBNR are recorded on policies issued in the current year as a percentage of premiums earned (provisioning rate). As claims become known, provisions are reclassified from IBNR to known claims. Adjustments relating to large losses (those individually in excess of $1.0 million) may impact provisions either for known claims or for IBNR.

Current year known claims provisions decreased $2.8 million, or 57%, and $3.6 million, or 46%, in the second quarter and first six months of 2017, respectively, compared to the same periods in 2016 primarily as a result of lower claim amounts reported. Compared to the same periods in 2016, total provisions - IBNR increased $10.1 million, or 82%, and $8.6 million, or 27%, in the second quarter and first six months of 2017 primarily due to a $5.4 million net policy loss reserve reduction recorded during the second quarter 2016 as a result of favorable loss experience. As a percentage of title operating revenues, provisions - IBNR for the current policy year increased to 4.6% in the second quarter 2017 from 4.2% in the second quarter 2016 and were 4.5% for both the first six months of 2017 and 2016.

In addition to title policy claims, we incur losses in our direct operations from escrow, closing and disbursement functions. These escrow losses typically relate to errors or other miscalculations of amounts to be paid at closing, including timing or amount of a mortgage payoff, payment of property or other taxes and payment of homeowners’ association fees. Escrow losses also arise in cases of mortgage fraud, and in those cases the title insurer incurs the loss under its obligation to ensure that an unencumbered title is conveyed. Escrow losses are recognized as expense when discovered or when contingencies associated with them (such as litigation) are resolved and are typically paid less than 12 months after the loss is recognized. During the six months ended June 30, 2017 and 2016, we recorded approximately $2.1 million and $1.9 million, respectively, for policy loss reserves relating to escrow losses arising from mortgage fraud.

Total title policy loss reserve balances:

	June 30, 2017	December 31, 2016
	($ in millions)
Known claims	69.8	76.5
IBNR	395.5	386.1
Total estimated title losses	465.3	462.6

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

Depreciation and amortization. Depreciation and amortization expenses decreased to $6.4 million and $12.8 million in the second quarter and first six months of 2017, respectively, compared to $7.3 million and $15.6 million in the same periods in 2016, primarily due to the lower amortization expense in the 2017 as a result of the fourth quarter 2016 disposal of certain intangible assets in connection with the divestitures of several lines of the ancillary services business, and the higher depreciation expense recorded in 2016 resulting from accelerated depreciation charges relating to our exit from the delinquent loan servicing operations, which was completed at the end of the first quarter 2016.

Income taxes. Our effective tax rates, based on income before taxes and after deducting income attributable to noncontrolling interests, were 37.2% and 37.9% for the second quarters 2017 and 2016, respectively, and 32.4% and 38.4% for the first six months of 2017 and 2016, respectively. The lower effective tax rate for the first six months of 2017 was primarily due to a discrete net income tax benefit of $1.7 million recorded in the first quarter 2017 relating to previously unrecognized research and development tax credits. Excluding the effect of the 2017 discrete tax items, which included the $1.7 million income tax benefit, our effective tax rate for the first six months of 2017 was 36.8%.

LIQUIDITY AND CAPITAL RESOURCES
Our liquidity and capital resources reflect our ability to generate cash flow to meet our obligations to stockholders, customers (payments to satisfy claims on title policies), vendors, employees, lenders and others. As of June 30, 2017, our cash and investments, including amounts reserved pursuant to statutory requirements, aggregated $825.1 million ($322.7 million, net of statutory reserves on cash and investments). Of our total cash and investments at June 30, 2017, $583.9 million ($262.9 million, net of statutory reserves) was held in the United States and the rest internationally, principally Canada.

Cash held at the parent company totaled $3.9 million at June 30, 2017. As a holding company, the parent company is funded principally by cash from its subsidiaries in the form of dividends, operating and other administrative expense reimbursements and pursuant to intercompany tax sharing agreements. The expense reimbursements are paid in accordance with management agreements, approved by the Texas Department of Insurance (TDI), among us and our subsidiaries. In addition to funding operating expenses, cash held at the parent company is used for dividend payments to common stockholders and for stock repurchases, if any. To the extent such uses exceed cash available, the parent company is dependent on distributions from its regulated title insurance underwriter, Stewart Title Guaranty Company (Guaranty).

A substantial majority of our consolidated cash and investments as of June 30, 2017 was held by Guaranty and its subsidiaries. The use and investment of these funds, dividends to the parent company, and cash transfers between Guaranty and its subsidiaries and the parent company are subject to certain legal and regulatory restrictions. In general, Guaranty may use its cash and investments in excess of its legally-mandated statutory premium reserve (established in accordance with requirements under Texas law) to fund its insurance operations, including claims payments. Guaranty may also, subject to certain limitations, provide funds to its subsidiaries (whose operations consist principally of field title offices and ancillary services operations) for their operating and debt service needs.

We maintain investments in accordance with certain statutory requirements in the states of domicile of our underwriters for the funding of statutory premium reserves. Statutory premium reserves, which approximated $479.2 million and $485.4 million at June 30, 2017 and December 31, 2016, respectively, are required to be fully funded and invested in high-quality securities and short-term investments. Statutory reserve funds are not available for current claim payments, which must be funded from current operating cash flow. In addition, included within cash and cash equivalents are statutory reserve funds of approximately $23.3 million and $13.9 million at June 30, 2017 and December 31, 2016, respectively. Although these cash statutory reserve funds are not restricted or segregated in depository accounts, they are required to be held pursuant to state statutes. If the Company fails to maintain minimum investments or cash and cash equivalents sufficient to meet statutory requirements, the Company may be subject to fines or other penalties, including potential revocation of its business license. As of June 30, 2017, our known claims reserve totaled $69.8 million and our estimate of claims that may be reported in the future, under generally accepted accounting principles, totaled $395.5 million. In addition to this, we had cash and investments (excluding equity method investments) of $236.9 million which are available for underwriter operations, including claims payments.

The ability of Guaranty to pay dividends to its parent is governed by Texas insurance law. The TDI must be notified of any dividend declared, and any dividend in excess of the statutory maximum of 20% of surplus (approximately $102.0 million as of December 31, 2016) would be, by regulation, considered extraordinary and subject to pre-approval by the TDI. Also, the Texas Insurance Commissioner may raise an objection to a planned distribution during the notification period. Guaranty’s actual ability or intent to pay dividends to its parent may be constrained by business and regulatory considerations, such as the impact of dividends on surplus and the liquidity ratio, which could affect its ratings and competitive position, the amount of insurance it can write and its ability to pay future dividends. As of March 31, 2017, our statutory liquidity ratio for our principal underwriter was 106%. Our internal objective is to maintain a ratio of at least 100%, as we believe that ratio is crucial to our competitiveness in the market and our insurer financial strength ratings. On an ongoing basis, this ratio will largely guide our decisions as to frequency and magnitude of dividends from Guaranty to the parent company. Further, depending on business and regulatory conditions, we may in the future need to retain cash in Guaranty or even raise cash in the capital markets to contribute to it in order to maintain its ratings or statutory capital position. Such a requirement could be the result of investment losses, reserve charges, adverse economic environment operating conditions or changes in interpretation of statutory accounting requirements by regulators. No dividend was paid by Guaranty to its parent during the six months ended June 30, 2017 and 2016.

As the parent company conducts no operations apart from its wholly-owned subsidiaries, the discussion below focuses on consolidated cash flows.

	For the Six Months Ended June 30,
	2017	2016
	(dollars in millions)
Net cash provided by operating activities	16.5	18.5
Net cash used by investing activities	(43.7)	(48.4)
Net cash used by financing activities	(13.7)	(14.2)
Operating activities. Our principal sources of cash from operations are premiums on title policies and revenue from title service-related transactions, ancillary services and other operations. Our independent agencies remit cash to us net of their contractual retention. Our principal cash expenditures for operations are employee costs, operating costs and title claims payments.

Cash provided by operations was $16.5 million in the first six months of 2017 compared to $18.5 million for the same period in 2016. The decrease in the cash flows from operations was primarily due to lower collections on our accounts receivable, partially offset by the increase in net income generated during 2017.

Although our business is labor intensive, we are focused on a cost-effective, scalable business model which includes utilization of technology, centralized back and middle office functions and business process outsourcing. Our approach allows us to adjust more easily to seasonal and cyclical fluctuations in transaction volumes. We are continuing our emphasis on cost management, specifically focusing on lowering unit costs of production, which will result in improved margins. Our plans to improve margins also include further outsourcing, additional automation of manual processes, and further consolidation of our various systems and production operations. We are currently investing in the technology necessary to accomplish these goals.

Investing activities. Cash used by investing activities was primarily driven by purchases of investments, capital expenditures and acquisition of subsidiaries, offset by proceeds from matured and sold investments. Total proceeds from available-for-sale investments sold and matured approximated $72.5 million and $40.6 million, while cash used for purchases of available-for-sale investments approximated $88.4 million and $75.8 million for the first six months of 2017 and 2016, respectively. Our purchases of short-term investments, net of sales, aggregated $0.9 million and $2.3 million for the first six months of 2017 and 2016, respectively.

During the second quarter 2017, we used $18.1 million of cash for acquisitions of new subsidiaries. Capital expenditures were $9.3 million and $11.5 million for the first six months of 2017 and 2016, respectively. We maintain investment in capital expenditures at a level that enables us to implement technologies for increasing our operational and back-office efficiencies and to pursue growth in key markets.

Financing activities and capital resources. Total debt and stockholders’ equity were $116.3 million and $666.4 million, respectively, as of June 30, 2017. During the first six months of 2017 and 2016, we borrowed $16.0 million and $34.6 million, and repaid $8.0 million and $15.1 million, respectively, of debt in accordance with the underlying terms of the debt instruments. Of the total debt activity, $14.6 million of additions during the first six months of 2016 and $6.1 million and $13.4 million of payments during the first six months of 2017 and 2016, respectively, were related to short-term loan agreements in connection with our Section 1031 tax-deferred property exchange business.

Our debt-to-equity ratio at June 30, 2017 was approximately 17.5%, below the 20% we have set as our unofficial internal limit on leverage. At June 30, 2017, the outstanding balance of our $125.0 million line of credit was $108.9 million, while the remaining balance of the line of credit available for use was $13.6 million, net of an unused $2.5 million letter of credit.

During the first six months of 2017 and 2016, we declared and paid total dividends of $0.60 per common share. As previously disclosed in our 2016 Form 10-K, we paid $12.0 million in cash as part of the consideration in exchange for the retirement of the outstanding Class B Common Stock shares in relation to the Class B Exchange Agreement approved by our stockholders during the second quarter 2016.

Effect of changes in foreign currency exchange rates. The effect of changes in foreign currency exchange rates on our cash and cash equivalents on the consolidated statements of cash flows was a net increase of $2.3 million and $2.4 million in the first six months of 2017 and 2016, respectively. Our principal foreign operating unit is in Canada, and, on average, the value of the Canadian dollar relative to the U.S. dollar appreciated during the six months ended June 30, 2017 and 2016.

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

Contingent liabilities and commitments. See discussion of contingent liabilities and commitments in Note 9 to the condensed consolidated financial statements included in Item 1 of Part I of this Report.

Other comprehensive income. Unrealized gains and losses on investments and changes in foreign currency exchange rates are reported net of deferred taxes in accumulated other comprehensive income (loss), a component of stockholders’ equity, until realized. For the six months ended June 30, 2017, net unrealized investment gains of $2.4 million, net of taxes and reclassification adjustment, which increased our other comprehensive income, were primarily related to temporary increases in the fair values over costs of our corporate and municipal bond securities available-for-sale investments, partially offset by temporary decreases in fair values over costs of our equity securities available-for-sale investments. For the six months ended June 30, 2016, net unrealized investment gains of $11.8 million, net of taxes and reclassification adjustment, which increased our other comprehensive income, were primarily related to temporary increases in the fair values over costs of all classes of our securities available-for-sale investments.

Changes in foreign currency exchange rates, primarily related to our Canadian operations, increased our other comprehensive income, net of taxes, by $4.5 million and $1.6 million for the six months ended June 30, 2017 and 2016, respectively.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes during the quarter ended June 30, 2017 in our investment strategies, types of financial instruments held or the risks associated with such instruments that would materially alter the market risk disclosures made in our Annual Report on Form 10-K for the year ended December 31, 2016.
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures. Our principal executive officer and principal financial officer are responsible for establishing and maintaining disclosure controls and procedures. They evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2017, and have concluded that, as of such date, our disclosure controls and procedures are adequate and effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting. There was no change in our internal control over financial reporting during the quarter ended June 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings
See discussion of legal proceedings in Note 10 to the condensed consolidated financial statements included in Item 1 of Part I of this Report, which is incorporated by reference into this Part II, Item 1, as well as Item 3. Legal Proceedings, in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 1A. Risk Factors

There have been no changes during the first six months ended June 30, 2017 to our risk factors as listed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases of our Common Stock during the quarter ended June 30, 2017.

Item 5. Other Information
Our book value per share was $28.07 and $27.69 as of June 30, 2017 and December 31, 2016, respectively. As of June 30, 2017, our book value per share was based on approximately $666.4 million in stockholders’ equity and 23,737,447 shares of Common Stock outstanding. As of December 31, 2016, our book value per share was based on approximately $648.8 million in stockholders’ equity and 23,431,279 shares of Common Stock outstanding.
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

July 28, 2017
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
Addendum, entered into as of June 15, 2017 and effective as of January 1, 2017, to Employment Agreement entered as of March 31, 2016, effective as of January 1, 2016, by and between Stewart Information Services Corporation and Joseph Allen Berryman (incorporated by reference in this report from Exhibit 10.1 of the Current Report on Form 8-K filed June 16, 2017)

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