Form 10-Q
period 2017-09-30
STEWART INFORMATION SERVICES CORP
filed 2017-11-07
CIK 94344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes      No ☑
On November 2, 2017, there were 23,764,016 shares of the issuer's Common Stock, $1 par value per share, outstanding.

FORM 10-Q QUARTERLY REPORT
QUARTER ENDED SEPTEMBER 30, 2017

As used in this report, “we,” “us,” “our,” "Registrant," the “Company” and “Stewart” mean Stewart Information Services Corporation and our subsidiaries, unless the context indicates otherwise.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	($000 omitted, except per share)
Revenues
Title revenues:
Direct operations	216,830	241,109	635,921	664,128
Agency operations	268,545	282,269	736,301	732,320
Ancillary services	12,674	22,059	45,096	65,276
Operating revenues	498,049	545,437	1,417,318	1,461,724
Investment income	4,567	4,520	14,179	14,445
Investment and other (losses) gains – net	(1,047)	3,253	(1,436)	4,706
	501,569	553,210	1,430,061	1,480,875
Expenses
Amounts retained by agencies	221,460	231,586	605,192	598,915
Employee costs	140,054	154,529	419,184	457,166
Other operating expenses	88,489	94,043	255,593	268,210
Title losses and related claims	25,428	26,365	70,591	66,612
Depreciation and amortization	6,578	7,082	19,397	22,728
Interest	963	797	2,492	2,237
	482,972	514,402	1,372,449	1,415,868

Income before taxes and noncontrolling interests	18,597	38,808	57,612	65,007
Income tax expense	4,686	9,041	15,536	16,779

Net income	13,911	29,767	42,076	48,228
Less net income attributable to noncontrolling interests	2,967	3,392	8,475	9,450
Net income attributable to Stewart	10,944	26,375	33,601	38,778

Net income	13,911	29,767	42,076	48,228
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	4,141	(1,808)	8,670	(216)
Change in net unrealized gains on investments	63	(263)	2,885	11,708
Reclassification of adjustment for gains included in net income	(331)	(865)	(792)	(1,044)
Other comprehensive income (loss), net of taxes:	3,873	(2,936)	10,763	10,448

Comprehensive income	17,784	26,831	52,839	58,676
Less net income attributable to noncontrolling interests	2,967	3,392	8,475	9,450
Comprehensive income attributable to Stewart	14,817	23,439	44,364	49,226

Basic average shares outstanding (000)	23,448	23,371	23,442	23,362
Basic earnings per share attributable to Stewart	0.47	1.13	1.43	1.15

Diluted average shares outstanding (000)	23,564	23,611	23,571	23,596
Diluted earnings per share attributable to Stewart	0.46	1.12	1.43	1.13
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of September 30, 2017 (Unaudited)	As of December 31, 2016
	($000 omitted)
Assets
Cash and cash equivalents	168,746	185,772
Short-term investments	23,434	22,239
Investments in debt and equity securities available-for-sale, at fair value:
Statutory reserve funds	475,402	485,409
Other	204,280	146,094
	679,682	631,503
Receivables:
Premiums from agencies	33,754	31,246
Trade and other	52,055	41,897
Income taxes	3,085	4,878
Notes	3,761	3,402
Allowance for uncollectible amounts	(8,555)	(9,647)
	84,100	71,776
Property and equipment, at cost:
Land	3,991	3,991
Buildings	22,835	22,529
Furniture and equipment	230,308	217,105
Accumulated depreciation	(188,105)	(173,119)
	69,029	70,506
Title plants, at cost	74,237	75,313
Investments in investees, on an equity method basis	9,302	9,796
Goodwill	231,428	217,094
Intangible assets, net of amortization	10,673	10,890
Deferred tax assets	3,856	3,860
Other assets	48,458	42,975
	1,402,945	1,341,724
Liabilities
Notes payable	138,557	106,808
Accounts payable and accrued liabilities	95,283	115,640
Estimated title losses	475,845	462,572
Deferred tax liabilities	20,889	7,856
	730,574	692,876
Contingent liabilities and commitments
Stockholders’ equity
Common Stock and additional paid-in capital	182,055	180,959
Retained earnings	483,861	471,788
Accumulated other comprehensive income (loss):
Unrealized investment gains on investments - net	9,939	7,846
Foreign currency translation adjustments	(8,057)	(16,727)
Treasury stock – 352,161 common shares, at cost	(2,666)	(2,666)
Stockholders’ equity attributable to Stewart	665,132	641,200
Noncontrolling interests	7,239	7,648
Total stockholders’ equity (23,765,807 and 23,431,279 shares outstanding)	672,371	648,848
	1,402,945	1,341,724
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2017	2016
	($000 omitted)
Reconciliation of net income to cash provided by operating activities:
Net income	42,076	48,228
Add (deduct):
Depreciation and amortization	19,397	22,728
Provision for bad debt	697	1,189
Investment and other losses (gains) – net	1,436	(4,706)
Amortization of net premium on investments available-for-sale	5,114	5,396
Payments for title losses less than (in excess of) provisions	5,940	(5,026)
Adjustment for insurance recoveries of title losses	757	290
(Increase) decrease in receivables – net	(12,275)	4,966
Increase in other assets – net	(5,633)	(1,389)
Decrease in payables and accrued liabilities – net	(20,482)	(16,027)
Change in net deferred income taxes	8,749	3,159
Net income from equity investees	(1,813)	(1,933)
Dividends received from equity investees	2,053	1,912
Stock-based compensation expense	2,078	5,093
Other – net	(46)	106
Cash provided by operating activities	48,048	63,986

Investing activities:
Proceeds from investments available-for-sale sold	55,533	49,666
Proceeds from investments available-for-sale matured	33,867	25,562
Purchases of investments available-for-sale	(125,415)	(122,149)
Net purchases of short-term investments	(1,195)	(361)
Purchases of property and equipment, title plants and real estate – net	(12,411)	(13,615)
Cash paid for acquisition of businesses	(17,784)	(300)
Other – net	960	944
Cash used by investing activities	(66,445)	(60,253)

Financing activities:
Payments on notes payable	(18,848)	(30,210)
Proceeds from notes payable	48,043	51,956
Distributions to noncontrolling interests	(8,376)	(9,430)
Cash dividends paid	(21,100)	(20,800)
Cash paid on Class B Common Shares conversion	—	(12,000)
Payment of contingent consideration related to an acquisition	(1,298)	(2,002)
Purchase of remaining interest in consolidated subsidiary	(1,014)	(301)
Cash used by financing activities	(2,593)	(22,787)

Effects of changes in foreign currency exchange rates	3,964	1,775
Decrease in cash and cash equivalents	(17,026)	(17,279)

Cash and cash equivalents at beginning of period	185,772	179,067
Cash and cash equivalents at end of period	168,746	161,788

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY (UNAUDITED)

	Common Stock ($1 par value)	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) income	Treasury stock	Noncontrolling interests	Total
	($000 omitted)
Balances at December 31, 2016	23,783	157,176	471,788	(8,881)	(2,666)	7,648	648,848
Net income attributable to Stewart	—	—	33,601	—	—	—	33,601
Cash dividends on Common Stock ($0.90 per share)	—	—	(21,528)	—	—	—	(21,528)
Stock-based compensation and other	335	1,743	—	—	—	—	2,078
Purchase of remaining interest in consolidated subsidiary	—	(982)	—	—	—	(32)	(1,014)
Net change in unrealized gains and losses on investments	—	—	—	2,885	—	—	2,885
Net realized gain reclassification	—	—	—	(792)	—	—	(792)
Foreign currency translation adjustments	—	—	—	8,670	—	—	8,670
Net income attributable to noncontrolling interests	—	—	—	—	—	8,475	8,475
Subsidiary dividends paid to noncontrolling interests	—	—	—	—	—	(8,376)	(8,376)
Net effect of other changes in ownership	—	—	—	—	—	(476)	(476)
Balances at September 30, 2017	24,118	157,937	483,861	1,882	(2,666)	7,239	672,371
See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1
Interim financial statements. The financial information contained in this report for the three and nine months ended September 30, 2017 and 2016, and as of September 30, 2017, is unaudited. This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
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
D. Restrictions on cash and investments. The Company maintains investments in accordance with certain statutory requirements for the funding of statutory premium reserves. Statutory reserve funds, which approximated $475.4 million and $485.4 million at September 30, 2017 and December 31, 2016, respectively, are required to be fully funded and invested in high-quality securities and short-term investments. Statutory reserve funds are not available for current claim payments, which must be funded from current operating cash flow. In addition, included within cash and cash equivalents are statutory reserve funds of approximately $26.9 million and $13.9 million at September 30, 2017 and December 31, 2016, respectively. Although these cash statutory reserve funds are not restricted or segregated in depository accounts, they are required to be held pursuant to state statutes. If the Company fails to maintain minimum investments or cash and cash equivalents sufficient to meet statutory requirements, the Company may be subject to fines or other penalties, including potential revocation of its business license. These funds are not available for any other purpose. In the event that insurance regulators adjust the determination of the statutory premium reserves of the Company’s title insurers, these restricted funds as well as statutory surplus would correspondingly increase or decrease.
E. Recent accounting pronouncements. In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, which eliminated the transaction-specific and industry-specific revenue recognition guidance under current GAAP and replaced it with a principles-based approach for determining revenue recognition. The new guidance sets forth the steps to be followed to recognize revenue: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 will be effective on annual and interim periods beginning after December 15, 2017. The Company expects to adopt ASU 2014-09 on January 1, 2018 using the cumulative effect method of adoption. Management is in the process of documenting and completing its analysis of the impact of the new revenue guidance, specifically its evaluation of certain fee arrangement contracts. Based on management's preliminary assessment, the Company has determined that ASU 2014-09, other than certain additional footnote disclosures, will not have a material impact on our accounting or reporting for revenue streams related to direct and agency title insurance premiums, escrow and other title-related fees, and investment income. These revenue streams account for approximately 94% of the Company's total revenues. The Company expects to complete its evaluation and documentation of the impact of the new revenue standard during the fourth quarter 2017.

In February 2016, the FASB issued ASU 2016-02, Leases, which updated the current guidance related to leases. The new guidance includes the requirement for the lessee to recognize in the balance sheet a liability equal to the present value of contractual lease payments with terms of more than twelve months and a right-of-use asset representing the right to use the underlying asset for the lease term. Disclosures will be required by lessees to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. This ASU is effective for annual and interim periods beginning after December 15, 2018 and early adoption is allowed. The Company expects to adopt ASU 2016-02 on January 1, 2019 and recognize and measure leases in the financial statements at the beginning of the earliest period presented using a modified retrospective approach. The Company expects the adoption of ASU 2016-02 will result in material increases in the assets and liabilities reported on its consolidated balance sheets. As disclosed in Note 16 of the Company's 2016 Form 10-K, the undiscounted future minimum lease payments with terms of more than twelve months were approximately $168.2 million as of December 31, 2016. The Company expects the new ASU will likely have an insignificant impact on its consolidated statements of operations and cash flows. The Company is currently evaluating certain lease management and accounting systems and plans to begin system implementation and testing on or before the first quarter 2018.

NOTE 2
Investments in debt and equity securities available-for-sale. The amortized costs and fair values follow:

	September 30, 2017		December 31, 2016
	Amortized costs	Fair values	Amortized costs	Fair values
	($000 omitted)
Debt securities:
Municipal	71,849	73,355	72,284	72,432
Corporate	334,143	342,760	338,365	343,047
Foreign	215,664	214,567	165,735	167,027
U.S. Treasury Bonds	12,837	12,721	12,795	12,613
Equity securities	29,900	36,279	30,255	36,384
	664,393	679,682	619,434	631,503
Foreign debt securities consist of Canadian government and corporate bonds, United Kingdom treasury bonds, and Mexican government bonds. Equity securities consist of common stocks and master limited partnership interests.
Gross unrealized gains and losses were:

	September 30, 2017		December 31, 2016
	Gains	Losses	Gains	Losses
	($000 omitted)
Debt securities:
Municipal	1,697	191	723	575
Corporate	8,879	262	6,871	2,189
Foreign	2,327	3,424	2,912	1,620
U.S. Treasury Bonds	12	128	4	186
Equity securities	6,744	365	6,800	671
	19,659	4,370	17,310	5,241

Debt securities as of September 30, 2017 mature, according to their contractual terms, as follows (actual maturities may differ due to call or prepayment rights):

	Amortized costs	Fair values
	($000 omitted)
In one year or less	31,735	31,933
After one year through five years	304,284	309,497
After five years through ten years	233,228	234,022
After ten years	65,246	67,951
	634,493	643,403

Gross unrealized losses on investments and the fair values of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2017, were:

	Less than 12 months		More than 12 months		Total
	Losses	Fair values	Losses	Fair values	Losses	Fair values
	($000 omitted)
Debt securities:
Municipal	55	3,771	136	4,353	191	8,124
Corporate	206	39,708	56	1,638	262	41,346
Foreign	3,191	131,992	233	5,071	3,424	137,063
U.S. Treasury Bonds	128	8,293	—	—	128	8,293
Equity securities	255	6,350	110	568	365	6,918
	3,835	190,114	535	11,630	4,370	201,744
The number of specific investment holdings in an unrealized loss position as of September 30, 2017 was 145, 15 securities of which were in unrealized loss positions for more than 12 months. Since the Company does not intend to sell and will more-likely-than-not maintain each investment security until its maturity or anticipated recovery, and no significant credit risk is deemed to exist, these investments are not considered as other-than-temporarily impaired.
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

As of September 30, 2017, financial instruments measured at fair value on a recurring basis are summarized below:

	Level 1	Level 2	Fair value measurements
	($000 omitted)
Investments available-for-sale:
Debt securities:
Municipal	—	73,355	73,355
Corporate	—	342,760	342,760
Foreign	—	214,567	214,567
U.S. Treasury Bonds	—	12,721	12,721
Equity securities	36,279	—	36,279
	36,279	643,403	679,682
As of December 31, 2016, financial instruments measured at fair value on a recurring basis are summarized below:

	Level 1	Level 2	Fair value measurements
	($000 omitted)
Investments available-for-sale:
Debt securities:
Municipal	—	72,432	72,432
Corporate	—	343,047	343,047
Foreign	—	167,027	167,027
U.S. Treasury Bonds	—	12,613	12,613
Equity securities	36,384	—	36,384
	36,384	595,119	631,503

As of September 30, 2017, Level 1 financial instruments consist of equity securities. Level 2 financial instruments consist of municipal, governmental and corporate bonds, both U.S. and foreign. In accordance with the Company’s policies and guidelines which incorporate relevant statutory requirements, the Company’s third-party registered investment manager invests only in securities rated as investment grade or higher by the major rating services, where observable valuation inputs are significant. All municipal, foreign, and U.S. Treasury bonds are valued using a third-party pricing service, and the corporate bonds are valued using the market approach, which includes three to ten inputs from relevant market sources, including Financial Industry Regulatory Authority’s (FINRA) Trade Reporting and Compliance Engine (TRACE) and independent broker/dealer quotes, bids and offerings, as well as other relevant market data, such as securities with similar characteristics (i.e. sector, rating, maturity, etc.). Broker/dealer quotes, bids and offerings mentioned above are gathered (typically three to ten) and a consensus risk premium spread (credit spread) over risk-free Treasury yields is developed from the inputs obtained, which is then used to calculate the resulting fair value.
There were no transfers of investments between levels during the nine months ended September 30, 2017 and 2016.

NOTE 4
Investment income and other gains and losses. Gross realized investment and other gains and losses follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	($000 omitted)
Realized gains	548	3,301	1,392	8,377
Realized losses	(1,595)	(48)	(2,828)	(3,671)
	(1,047)	3,253	(1,436)	4,706
Expenses assignable to investment income were insignificant. There were no significant investments as of September 30, 2017 that did not produce income during the year.

For the nine months ended September 30, 2017, investment and other losses – net included $0.8 million of net realized loss due to an increase in the fair value of a contingent consideration liability related to a prior acquisition and $0.5 million of net realized loss from the sale of subsidiaries. For the nine months ended September 30, 2016, investments and other gains - net included $1.6 million of net realized gains due to a net decrease in the fair values of contingent consideration liabilities associated with prior year acquisitions, $1.2 million of realized gain on a cost-basis investment transaction and $2.9 million of net realized gains from the sale of investments available-for-sale, partially offset by $1.3 million of office closure costs.

Proceeds from sales of investments available-for-sale are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	($000 omitted)
Proceeds from sales of investments available-for-sale	5,878	16,839	55,533	49,666

NOTE 5
Goodwill and other intangibles. The summary of changes in goodwill is as follows.

	Title	Ancillary Services and Corporate	Consolidated Total
		($000 omitted)
Balances at December 31, 2016	211,365	5,729	217,094
Acquisitions	14,419	—	14,419
Disposals	(85)	—	(85)
Balances at September 30, 2017	225,699	5,729	231,428
During the second quarter 2017, the Company acquired certain title businesses primarily funded by borrowings on the Company's unsecured line of credit. The Company completed its purchase price allocations related to these businesses during the third quarter 2017 and, as a result, increased its goodwill related to the title segment by a total of $14.4 million, which is deductible in full for income tax purposes over a period of 15 years. Also, in connection with the acquisitions, the Company identified and recorded $2.6 million of other intangibles, primarily related to acquired software to be amortized over 5 years from the date of acquisition.
The Company evaluates goodwill for impairment annually based on information as of June 30 of the current year or more frequently if circumstances suggest that an impairment may exist. The Company performed the annual goodwill impairment analysis during the quarter ended September 30, 2017, utilizing the qualitative assessment method for the direct operations, agency operations, international operations and ancillary services reporting units. Based on the qualitative analysis performed, the Company concluded that the goodwill related to all reporting units was not impaired.

NOTE 6
Estimated title losses. A summary of estimated title losses for the nine months ended September 30 is as follows:

	2017	2016
	($000 omitted)
Balances at January 1	462,572	462,622
Provisions:
Current year	69,067	73,380
Previous policy years	1,524	(6,768)
Total provisions	70,591	66,612
Payments, net of recoveries:
Current year	(10,403)	(13,938)
Previous policy years	(53,491)	(57,410)
Total payments, net of recoveries	(63,894)	(71,348)
Effects of changes in foreign currency exchange rates	6,576	2,814
Balances at September 30	475,845	460,700
Loss ratios as a percentage of title operating revenues:
Current year provisions	5.0%	5.3%
Total provisions	5.1%	4.8%
There were no significant adjustments to the loss provisioning rates or large claim reserves during the nine months ended September 30, 2017. In 2016, the Company decreased its loss provisioning rates and reserves related to certain existing large claims due to continued favorable policy loss experience. As a result, a $5.4 million net policy loss reserve reduction was recorded during the nine months ended September 30, 2016.

NOTE 7
Share-based payments. During the first nine months of 2017 and 2016, the Company granted executives and senior management shares of restricted common stock, consisting of time-based shares, which vest on each of the first three anniversaries of the grant date, and performance-based shares, which vest upon achievement of certain financial objectives over the period of three years. The aggregate grant-date fair values of these awards in 2017 and 2016 were $5.1 million (120,000 shares with an average grant price per share of $42.55) and $3.9 million (105,000 shares with an average grant price per share of $37.33), respectively. Awards were made pursuant to the Company’s employee incentive compensation plans and the compensation expense associated with restricted stock awards is recognized over the corresponding vesting period.
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
The calculation of the basic and diluted EPS is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	($000 omitted, except per share)
Numerator:
Net income attributable to Stewart	10,944	26,375	33,601	38,778
Less: Cash paid on Class B Common Shares conversion (a)	—	—	—	(12,000)
Net income available to common shareholders	10,944	26,375	33,601	26,778

Denominator (000):
Basic average shares outstanding	23,448	23,371	23,442	23,362
Average number of dilutive shares relating to options	—	1	—	1
Average number of dilutive shares relating to grants of restricted shares	116	239	129	233
Diluted average shares outstanding	23,564	23,611	23,571	23,596

Basic earnings per share attributable to Stewart	0.47	1.13	1.43	1.15

Diluted earnings per share attributable to Stewart	0.46	1.12	1.43	1.13

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

NOTE 9
Contingent liabilities and commitments. In the ordinary course of business, the Company guarantees the third-party indebtedness of certain of its consolidated subsidiaries. As of September 30, 2017, the maximum potential future payments on the guarantees are not more than the related notes payable recorded in the condensed consolidated balance sheets. The Company also guarantees the indebtedness related to lease obligations of certain of its consolidated subsidiaries. The maximum future obligations arising from these lease-related guarantees are not more than the Company’s future minimum lease payments. As of September 30, 2017, the Company also had unused letters of credit aggregating $5.6 million related to workers’ compensation and other insurance. The Company does not expect to make any payments on these guarantees.

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

Selected statement of income information related to these segments is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	($000 omitted)
Title segment:
Revenues	488,612	529,816	1,384,857	1,410,863
Depreciation and amortization	5,534	5,120	16,081	15,642
Income before taxes and noncontrolling interest	24,610	50,308	76,354	100,984

Ancillary services and corporate segment:
Revenues	12,957	23,394	45,204	70,012
Depreciation and amortization	1,044	1,962	3,316	7,086
Loss before taxes and noncontrolling interest	(6,013)	(11,500)	(18,742)	(35,977)

Consolidated Stewart:
Revenues	501,569	553,210	1,430,061	1,480,875
Depreciation and amortization	6,578	7,082	19,397	22,728
Income before taxes and noncontrolling interest	18,597	38,808	57,612	65,007

The Company does not provide asset information by reportable operating segment as it does not routinely evaluate the asset position by segment.

Revenues generated in the United States and all international operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	($000 omitted)
United States	464,111	518,204	1,335,129	1,394,228
International	37,458	35,006	94,932	86,647
	501,569	553,210	1,430,061	1,480,875

NOTE 12
Other comprehensive income (loss). Changes in the balances of each component of other comprehensive income (loss) and the related tax effects are as follows:

	Three Months Ended September 30, 2017			Three Months Ended September 30, 2016
	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount
	($000 omitted)			($000 omitted)
Unrealized gains on investments - net:
Change in net unrealized gains on investments	95	32	63	(405)	(142)	(263)
Less: reclassification adjustment for net gains included in net income	(508)	(177)	(331)	(1,330)	(465)	(865)
Net unrealized gains	(413)	(145)	(268)	(1,735)	(607)	(1,128)

Foreign currency translation adjustments	5,817	1,676	4,141	(2,363)	(555)	(1,808)

Other comprehensive income (loss)	5,404	1,531	3,873	(4,098)	(1,162)	(2,936)

	Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016
	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount
	($000 omitted)			($000 omitted)
Unrealized gains on investments - net:
Change in net unrealized gains on investments	4,438	1,553	2,885	18,012	6,304	11,708
Less: reclassification adjustment for net gains included in net income	(1,218)	(426)	(792)	(1,606)	(562)	(1,044)
Net unrealized gains	3,220	1,127	2,093	16,406	5,742	10,664

Foreign currency translation adjustments	11,831	3,161	8,670	1,581	1,797	(216)

Other comprehensive income	15,051	4,288	10,763	17,987	7,539	10,448

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S OVERVIEW

We reported net income attributable to Stewart of $10.9 million ($0.46 per diluted share) for the third quarter 2017 compared to a net income attributable to Stewart of $26.4 million ($1.12 per diluted share) for the third quarter 2016. Pretax income before noncontrolling interests for the third quarter 2017 was $18.6 million compared to pretax income before noncontrolling interests of $38.8 million for the third quarter 2016.

Total revenues for the third quarter 2017 were $501.6 million compared to total revenues of $553.2 million for the third quarter 2016, a decline of 9%. Total operating revenues for the third quarter 2017 were $498.0 million as compared to total operating revenues of $545.4 million for the third quarter 2016, also a decline of 9%. Our third quarter title revenues were adversely affected by business disruptions caused by hurricanes Harvey and Irma, which had a combined impact of approximately $4 million, and the departure of certain retail staff as described in our second quarter earnings release and quarterly report on Form 10-Q. While the revenue impact of the hurricanes was relatively minor, the impact to pretax income was more significant; there was no appreciable offsetting cost reduction as processing costs were largely incurred pre-closing, and we maintained the employees of the affected offices in order to quickly reopen them. On the positive side, our international operations delivered another strong quarter and revenues from the Title365 acquisition and recent new hires partially offset the retail revenue decline. We successfully recruited strong, new revenue-generating associates, which have offset $20-$25 million of the $70 million in departed annual revenues related to staff departures. The recent acquisition of Title365 generated new business, which we expect to result in $40-$50 million in annual revenue. These combined actions are expected to fully replace the departed revenue by 2018’s selling season, and our ongoing recruiting efforts and targeted acquisitions should further bolster our top line.

We have announced that John Killea, chief legal officer & chief compliance officer, has been appointed to the additional role of president of Stewart. His deep experience and intimate knowledge of our company uniquely positions him to expand his responsibilities as we execute on our strategic priorities. In addition, we are very pleased to announce that John Magness has joined Stewart as chief corporate development officer. John brings nearly 35 years of leadership experience in the title and real estate industry and will play a key role in ensuring Stewart continues to provide the high quality services our customers have come to expect. Most recently, John served as president of Old Republic Title Companies, Inc.

We also announced that the Board of Directors has previously formed a strategic committee which has been pursuing the full range of strategic alternatives available to Stewart. These alternatives include, among other things, business combinations, the sale of the Company, and continuing to execute on Stewart’s standalone business plan. The Company has retained and will be assisted in the strategic review process by Citi as financial advisor and Davis Polk & Wardwell LLP as legal advisor. The Board plans to complete this process in an expeditious manner. There can be no assurance that this process will result in a particular outcome. We do not intend to provide updates on its review until it deems further disclosure is appropriate or required.

Summary results of the title segment are as follows ($ in millions, except pretax margin):

	For the Three Months Ended September 30,
	2017	2016	% Change

Total revenues	488.6	529.8	(8)%
Pretax income	24.6	50.3	(51)%
Pretax margin	5.0%	9.5%

Pretax income during the third quarter 2017 declined $25.7 million compared to third quarter 2016, while total title revenues declined $41.2 million. In addition to the factors mentioned above, title revenues declined due to lower commercial revenues, fewer purchase orders closed, and a significant decline in refinancing orders industry-wide. Included in the segment’s results for the third quarter 2017 are approximately $1.4 million of Title365 integration costs. Also included in the third quarter 2017 results were $1.3 million of realized losses, compared to $2.1 million of realized gains in the third quarter 2016.

Non-commercial domestic revenue, as shown under the Results of Operations - Title revenues section, includes revenues from purchase transactions and centralized title operations (processing primarily refinancing and default title orders), which decreased 11% and 32%, respectively, in the third quarter 2017 compared to the prior year quarter as a result of declines in purchase and refinancing orders closed. Commercial revenues declined 10% from the prior year quarter primarily as a result of lower commercial orders closed, fewer large transactions than in the prior year quarter and reduced average fee per file. Total international title revenues increased 7% in the third quarter 2017 compared to the prior year quarter mainly due to transaction volume growth from our United Kingdom operations and a stronger Canadian dollar relative to the U.S. dollar. Revenues from independent agency operations in the third quarter 2017 declined 5% compared to the third quarter 2016. The independent agency remittance rate decreased to 17.5% in the third quarter 2017 from 18.0% in the third quarter 2016 mainly due to geographic mix of our agency business (reduced revenues in higher-remitting states and increases in lower-remitting states); third quarter 2017 revenues from independent agencies, net of retention, decreased 7% from the prior year quarter. Given our current independent agent geographic footprint, we expect the remittance rate to remain in the mid-to-high 17% range over the near term.

Summary results of the ancillary services and corporate segment are as follows ($ in millions):

	For the Three Months Ended September 30,
	2017	2016	% Change

Total revenues	13.0	23.4	(45)%
Pretax loss	(6.0)	(11.5)	48%

The decline in the segment’s revenues in the third quarter 2017 compared to the prior year quarter was primarily due to the divestitures of the loan file review, quality control services and government services lines of business at the end of 2016. The segment’s pretax results improved to a $6.0 million pretax loss, compared to a pretax loss of $11.5 million in the prior year quarter. The segment’s results for the third quarter 2017 and 2016 included approximately $6 million and $8 million, respectively, of expenses attributable to parent company and corporate operations.

CRITICAL ACCOUNTING ESTIMATES
The preparation of the Company’s condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures surrounding contingencies and commitments.
Actual results can differ from our accounting estimates. While we do not anticipate significant changes in our estimates, there is a risk that such changes could have a material impact on our consolidated financial condition or results of operations for future periods. During the nine months ended September 30, 2017, we made no material changes to our critical accounting estimates as previously disclosed in Management’s Discussion and Analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
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

RESULTS OF OPERATIONS
Comparisons of our results of operations for the three and nine months ended September 30, 2017 with the three and nine months ended September 30, 2016 are set forth below. Factors contributing to fluctuations in the results of operations are presented in the order of their monetary significance, and we have quantified, when necessary, significant changes. Segment results are included in the discussions and, when relevant, are discussed separately.
Our statements on home sales and loan activity are based on published industry data from sources including Fannie Mae, the National Association of Realtors® (NAR), the Mortgage Bankers Association and Freddie Mac. We also use information from our direct operations.
Operating environment. Actual existing home sales in the third quarter 2017 declined approximately 2% from the third quarter 2016. September 2017 existing home sales totaled 465,000, which was down 4% from a year ago, and also down 13% from August 2017. According to NAR, lower home listings, fast-rising home prices and the temporary effect of hurricanes Harvey and Irma were the likely causes of lower existing home sales in the third quarter 2017. September 2017 median and average home prices both rose approximately 4% compared to September 2016 prices. September 2017 housing starts improved 6% from a year ago, but were down 5% sequentially from August 2017. Newly issued building permits in September 2017 declined 5% sequentially from August 2017 and 4% from a year ago. According to Fannie Mae, one-to-four family residential lending declined to $465 billion in the third quarter 2017 from $589 billion in the third quarter 2016, driven by a decrease of approximately $137 billion, or 47%, in refinance originations, partially offset by a $13 billion, or 4%, increase in purchase lending. On average, refinance title premium rates are 60% of the premium rates for a similarly priced sale transaction. Per Fannie Mae's forecast, total originations, as compared to the third quarter 2017, will decrease 8% to $427 billion in the fourth quarter 2017.
Title revenues. Direct title revenue information is presented below:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	% Change	2017	2016	% Change
	($ in millions)			($ in millions)
Non-commercial
Domestic	141.7	162.2	(13)%	417.8	458.1	(9)%
International	30.4	29.3	4%	75.9	68.6	11%
	172.1	191.5	(10)%	493.7	526.7	(6)%
Commercial:
Domestic	39.2	45.2	(13)%	127.4	123.8	3%
International	5.5	4.4	25%	14.8	13.6	9%
	44.7	49.6	(10)%	142.2	137.4	3%
Total direct title revenues	216.8	241.1	(10)%	635.9	664.1	(4)%
Revenues from direct title operations, which include residential, commercial, international and centralized title services transactions, decreased $24.3 million, or 10%, and $28.2 million, or 4%, in the third quarter and first nine months of 2017, respectively, compared to the same periods in 2016, due to a decline in revenues from our residential, commercial and centralized title operations transactions, partially offset by revenue increases from our international operations. Our residential revenues, which make up about 60% of our total direct revenues, decreased $15.6 million, or 11%, and $28.7 million, or 7%, in the third quarter and first nine months of 2017, respectively, compared to the same periods in 2016, primarily due to management and staff departures within certain offices during the second quarter 2017, as well as the impact of hurricanes Harvey and Irma on Texas and Florida, respectively. We estimate the revenue impact of these items to be approximately $25 million, with the majority attributed to the staff attrition. Revenues from our centralized title operations, which primarily process refinancing and default title orders, decreased $4.9 million, or 32%, and $11.6 million, or 24%, in the third quarter and first nine months of 2017 compared to the third quarter and first nine months of 2016, respectively, primarily due to decreased refinancing orders and lower demand for default services, which are in line with industry trends.

Our direct operations include local offices and international operations, and we generate commercial revenues both domestically and internationally. U.S. commercial revenues during the third quarter 2017 decreased $6.0 million, or 13%, compared to the third quarter 2016, primarily due to a decline in commercial orders and the average revenue fee per file; while revenues increased $3.6 million, or 3%, in the first nine months of 2017 compared with the same period in 2016, mainly due to certain large transactions during the second quarter 2017, which resulted in an improvement in our commercial revenue fee per file, partially offset by a decline in commercial orders. Total international revenues increased $2.2 million, or 7%, and $8.5 million, or 10%, in the third quarter and first nine months of 2017 compared to the third quarter and first nine months of 2016, respectively, primarily as a result of increased transaction volume from our Canada and United Kingdom operations. Direct revenues constituted 45% and 46% of our total title revenues in the third quarters 2017 and 2016, respectively, and 46% and 48% during the first nine months of 2017 and 2016, respectively.

Orders information for the third quarter and first nine months ended September 30 is as follows:

	Three Months Ended				Nine Months Ended
	2017	2016	Change	% Change	2017	2016	Change	% Change
Opened Orders:
Commercial	10,685	11,866	(1,181)	(10)%	32,923	35,334	(2,411)	(7)%
Purchase	59,679	63,115	(3,436)	(5)%	188,744	193,625	(4,881)	(3)%
Refinance	27,155	42,851	(15,696)	(37)%	74,794	113,819	(39,025)	(34)%
Other	4,565	3,423	1,142	33%	13,584	10,032	3,552	35%
Total	102,084	121,255	(19,171)	(16)%	310,045	352,810	(42,765)	(12)%

Closed Orders:
Commercial	7,643	8,149	(506)	(6)%	23,136	24,344	(1,208)	(5)%
Purchase	48,432	52,937	(4,505)	(9)%	140,996	145,829	(4,833)	(3)%
Refinance	17,965	28,361	(10,396)	(37)%	53,471	78,304	(24,833)	(32)%
Other	2,872	4,086	(1,214)	(30)%	10,205	12,536	(2,331)	(19)%
Total	76,912	93,533	(16,621)	(18)%	227,808	261,013	(33,205)	(13)%

Gross revenues from independent agency operations decreased $13.7 million, or 5%, in the third quarter 2017, compared to the third quarter 2016, primarily as a result of revenue decreases in the states of Massachusetts, New York, Texas, Florida (there likely was some independent agency revenue impact from the hurricanes in Texas and Florida) and New Jersey, partially offset by increases in the states of California, Illinois and Ohio. As a result of decreased agency revenues, the third quarter 2017 net agency revenues (net of agency retention) decreased $3.6 million, or 7%, compared to the prior year quarter. Gross agency revenues for the first nine months of 2017 increased $4.0 million, or approximately 1%, compared to the first nine months of 2016, primarily due to revenue increases in the states of California, Minnesota, Michigan and Ohio, partially offset by revenue decreases in the states of New York, Massachusetts and Florida. Net of agency retention, agency revenues in the first nine months of 2017, compared to the same period in 2016, decreased $2.3 million, or 2%, primarily due to revenue increases from generally lower remitting states, while revenues from higher remitting states declined. We continue to focus on increasing profit margins in every state, increasing premium revenue in states where remittance rates are above 20%, and maintaining the quality of our agency network, which we believe to be the industry’s best, in order to mitigate claims risk and drive consistent future performance. While market share is important in our agency operations channel, it is not as important as margins, risk mitigation and profitability.
Ancillary services revenues. Ancillary services operating revenues decreased $9.4 million, or 43%, and $20.2 million, or 31%, in the third quarter and first nine months of 2017 compared to the same periods in 2016, respectively, primarily due to our divestitures of the loan file review, quality control services and government services lines of business at the end of 2016. Our exit of the delinquent loan servicing operations, completed in the first quarter 2016, also contributed to the revenue decline during the first nine months of 2017 compared to the first nine months of 2016. These divestitures primarily resulted in the pretax results improvement of $4.7 million, or 101%, and $12.4 million, or 90%, in the third quarter and first nine months of 2017 compared to the same periods in 2016 for ancillary services.

Investment income. Investment income during the third quarter and first nine months of 2017 was comparable to the investment income during the same periods in 2016.

Investment and other (losses) gains - net. Investment and other losses - net for the third quarter 2017 included net realized losses of $0.6 million from the sale of investments available-for-sale and $0.3 million from the sale of subsidiaries; while investment and other gains - net for the third quarter 2016 included net realized gains of $2.0 million from the sale of investments available-for-sale and $1.2 million on a cost-basis investment transaction.

For the nine months ended September 30, 2017, investment and other losses – net included $0.8 million of net realized loss due to an increase in the fair value of a contingent consideration liability related to a prior acquisition and $0.5 million of net realized loss from the sale of subsidiaries. For the nine months ended September 30, 2016, investments and other gains - net included $1.6 million of net realized gains due to a net decrease in the fair values of contingent consideration liabilities associated with prior year acquisitions, $1.2 million of realized gain on a cost-basis investment transaction and $2.9 million of net realized gains from the sale of investments available-for-sale, partially offset by $1.3 million of office closure costs.

Expenses. An analysis of expenses is shown below:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	% Change	2017	2016	% Change
	($ in millions)			($ in millions)

Amounts retained by agencies	221.5	231.6	(4)%	605.2	598.9	1%
As a % of agency revenues	82.5%	82.0%		82.2%	81.8%
Employee costs	140.1	154.5	(9)%	419.2	457.2	(8)%
As a % of operating revenues	28.1%	28.3%		29.6%	31.3%
Other operating expenses	88.5	94.0	(6)%	255.6	268.2	(5)%
As a % of operating revenues	17.8%	17.2%		18.0%	18.3%
Title losses and related claims	25.4	26.4	(4)%	70.6	66.6	6%
As a % of title revenues	5.2%	5.0%		5.1%	4.8%

Retention by agencies. Amounts retained by title agencies are based on agreements between agencies and our title underwriters. Average independent agency remittance rates (i.e., inverse of retention rates, representing the amount paid to us relative to the amount collected by agents at the closing of the transaction) in the third quarter and first nine months of 2017 were 17.5% and 17.8%, respectively, as compared to 18.0% and 18.2% in the same periods in 2016. The decrease in the agency remittance rates during the third quarter and first nine months of 2017 was primarily due to revenue declines from higher remitting states (with average remittance rates of 19.8% and 19.4%, respectively) accompanied by revenue increases from lower remitting states (with average remittance rates of 15.0% and 16.0%, respectively). We continue to evaluate independent agency relationships with a focus on states that provide higher remittance rates. The average retention percentage may vary from quarter-to-quarter due to the geographic mix of agency operations, the volume of title revenues and, in some states, laws or regulations. Due to the variety of such laws or regulations, as well as competitive factors, the average retention rate can differ significantly from state to state. In addition, a high proportion of our independent agencies are in states with retention rates greater than 80%. Consequently, we expect our average annual remittance rate to remain in the mid-to-high 17% range over the near term.

Employee costs. Total employee costs decreased $14.5 million, or 9%, and $38.0 million, or 8%, in the third quarter and first nine months of 2017 compared to the same periods in 2016, as a result of a reduction in employee counts tied to volume declines, primarily in our ancillary services and centralized title operations, management and staff departures in direct operations during the second quarter 2017, and ongoing cost management efforts. Average employee counts for both the third quarter and first nine months of 2017 decreased approximately 7% and 8% from the third quarter and first nine months of 2016, respectively; as a percentage of total operating revenues, employee costs for the third quarter and first nine months of 2017 were 28.1% and 29.6% compared to 28.3% and 31.3%, respectively, for the same periods in 2016.

Employee costs in the title segment decreased $5.2 million, or 4%, and $14.6 million, or 4%, in the third quarter and first nine months of 2017, respectively, compared to the same periods last year, largely due to decreased salaries and incentives as a result of reduced employee counts, primarily in direct title operations. These decreases in employee costs were partially offset as we have hired replacement management and employees in offices impacted by the previously discussed departures. In the ancillary services and corporate segment, employee costs decreased $9.3 million, or 55%, and $23.3 million, or 45%, in the third quarter and first nine months of 2017, respectively, compared to the same periods last year, primarily as a result of the reduction in average employee count resulting from the disposed lines of ancillary services businesses mentioned above.
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

Consolidated other operating expenses decreased $5.6 million, or 6%, in the third quarter 2017 compared to the third quarter 2016, primarily due to a decrease in outside search fees resulting from reduced revenues from our ancillary search services, centralized title and commercial operations which are principal users of outside search services in generating revenues. Additionally, consolidated other operating expenses decreased $12.6 million, or 5%, in the first nine months of 2017 compared to the same period last year primarily due to lower professional fees, insurance and litigation-related expenses. As a percentage of total operating revenues, other operating expenses were 17.8% and 18.0% for the third quarter and first nine months of 2017, respectively, as compared to 17.2% and 18.3%, respectively, for the same periods in 2016. During the third quarter 2017, we incurred $1.4 million of integration expenses related to a recent acquisition, while during the third quarter 2016, we incurred $1.2 million of consulting costs related to shareholder activism. Additionally, during the first quarter 2016, we incurred other operating expenses of $3.6 million for a litigation-related accrual and $2.2 million of expenses associated primarily with a life insurance settlement with a former Class B shareholder. Excluding these non-operating charges, other operating expenses as a percentage of operating revenues were 17.5% and 17.0% in the third quarters 2017 and 2016, respectively, and 17.9% for both the first nine months of 2017 and 2016.

Costs that follow, to varying degrees, changes in transaction volumes and revenues decreased $4.2 million, or 9%, and $2.0 million, or 2%, in the third quarter and first nine months of 2017, respectively, compared to the same periods in 2016, primarily as a result of reduced outside search fees driven mainly by decreased search revenues within the ancillary services and centralized title operations. Costs that fluctuate independently of revenues during the third quarter 2017 were comparable to those of the prior year quarter; while excluding the litigation-related accrual mentioned above, these costs decreased $0.8 million, or 3%, during first nine months of 2017 compared to the same period last year due to lower general supplies expenses. Excluding the charges mentioned above, costs that are fixed in nature decreased $1.3 million, or 4%, and $3.2 million, or 3%, in the third quarter and first nine months of 2017 compared to the same periods in 2016, mainly due to lower attorney and professional fees.
Title losses. Provisions for title losses, as a percentage of title revenues and including changes in estimates for certain large claims and escrow losses, were 5.2% and 5.0% for the third quarters 2017 and 2016, respectively, and 5.1% and 4.8% for the first nine months of 2017 and 2016, respectively. Title loss expense in the third quarter 2017, compared to the third quarter 2016, decreased $0.9 million, or 4%, primarily as a result of lower title revenues, partially offset by an increase of our Canadian business' provisioning rate; while the title loss expense for the first nine months of 2017, compared to the same period in 2016, increased $4.0 million, or 6%, primarily as a result of a $5.4 million net policy loss reserve reduction recorded during the second quarter 2016 due to favorable policy loss experience. Excluding this net reserve reduction, title losses as a percentage of title revenues were 5.2% in the first nine months of 2016. The title loss ratio in any given quarter can be significantly influenced by changes in new large claims incurred, escrow losses and adjustments to reserves for existing large claims.

Cash claim payments in the third quarter and first nine months of 2017 compared to the same periods in the prior year decreased 35% and 10%, respectively, primarily due to a decrease in payments for existing non-large claims.

We continue to manage and resolve large claims prudently and in keeping with our commitments to our policyholders.

The composition of title policy loss expense is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	($ in millions)		($ in millions)
Provisions – known claims:
Current year	3.9	5.3	8.1	13.1
Prior policy years	13.6	18.7	48.3	49.9
	17.5	24.0	56.4	63.0
Provisions – IBNR
Current year	21.3	21.0	61.0	60.3
Prior policy years	0.2	0.1	1.5	(6.8)
	21.5	21.1	62.5	53.5
Transferred to known claims	(13.6)	(18.7)	(48.3)	(49.9)
Total provisions	25.4	26.4	70.6	66.6

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

Current year known claims provisions decreased $1.4 million, or 26%, and $5.0 million, or 38%, in the third quarter and first nine months of 2017, respectively, compared to the same periods in 2016, primarily as a result of lower claim amounts reported. Compared to the same periods in 2016, total provisions - IBNR was comparable in the third quarter 2017 and increased $9.0 million, or 17%, in the first nine months of 2017, primarily due to a $5.4 million net policy loss reserve reduction recorded during the second quarter 2016 as a result of favorable loss experience. As a percentage of title operating revenues, provisions - IBNR for the current policy year increased to 4.4% in both the third quarter and first nine months of 2017 compared with 4.0% and 4.3%, respectively, in the same periods in 2016, primarily driven by lower known claims related to the current policy year.

In addition to title policy claims, we incur losses in our direct operations from escrow, closing and disbursement functions. These escrow losses typically relate to errors or other miscalculations of amounts to be paid at closing, including timing or amount of a mortgage payoff, payment of property or other taxes and payment of homeowners’ association fees. Escrow losses also arise in cases of mortgage fraud, and in those cases the title insurer incurs the loss under its obligation to ensure that an unencumbered title is conveyed. Escrow losses are recognized as expense when discovered or when contingencies associated with them (such as litigation) are resolved and are typically paid less than 12 months after the loss is recognized. During the third quarter and first nine months of 2017, we recorded approximately $1.5 million and $3.6 million, respectively, of policy loss reserves relating to escrow losses arising from mortgage fraud, as compared to $2.1 million and $4.0 million, respectively, during the same periods in 2016.

Total title policy loss reserve balances:

	September 30, 2017	December 31, 2016
	($ in millions)
Known claims	69.0	76.5
IBNR	406.8	386.1
Total estimated title losses	475.8	462.6

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

Depreciation and amortization. Depreciation and amortization expenses decreased to $6.6 million and $19.4 million in the third quarter and first nine months of 2017, respectively, compared to $7.1 million and $22.7 million in the same periods in 2016, primarily due to the lower amortization expense in 2017 as a result of the fourth quarter 2016 disposal of certain intangible assets in connection with the divestitures of several lines of the ancillary services business, and the higher depreciation expense recorded in 2016 resulting from accelerated depreciation charges relating to our exit from the delinquent loan servicing operations, which was completed at the end of the first quarter 2016.

Income taxes. Our effective tax rates, based on income before taxes and after deducting income attributable to noncontrolling interests, were 30.0% and 31.6% in the third quarter and first nine months of 2017, respectively, and 25.5% and 30.2% in the third quarter and first nine months of 2016, respectively. Included in the tax provision calculation are discrete net income tax benefits of $0.7 million and $2.1 million in the third quarter and first nine months of 2017, respectively, principally relating to previously unrecognized research and development tax credits, compared with discrete net income tax benefits of $4.6 million and $4.5 million, respectively, in the same periods in 2016, principally relating to previously unrecognized research and development tax credits and a goodwill impairment true-up adjustment. Excluding the effect of the discrete tax items, our effective tax rates were 34.3% and 36.0% in the third quarter and first nine months of 2017, respectively, and 38.6% and 38.3% in the third quarter and first nine months of 2016, respectively.

LIQUIDITY AND CAPITAL RESOURCES
Our liquidity and capital resources reflect our ability to generate cash flow to meet our obligations to stockholders, customers (payments to satisfy claims on title policies), vendors, employees, lenders and others. As of September 30, 2017, our cash and investments, including amounts reserved pursuant to statutory requirements, aggregated $871.9 million ($369.5 million, net of statutory reserves on cash and investments). Of our total cash and investments at September 30, 2017, $605.3 million ($300.2 million, net of statutory reserves) was held in the United States and the rest internationally, principally Canada.

Cash held at the parent company totaled $0.2 million at September 30, 2017. As a holding company, the parent company is funded principally by cash from its subsidiaries in the form of dividends, operating and other administrative expense reimbursements and pursuant to intercompany tax sharing agreements. The expense reimbursements are paid in accordance with management agreements, approved by the Texas Department of Insurance (TDI), among us and our subsidiaries. In addition to funding operating expenses, cash held at the parent company is used for dividend payments to common stockholders and for stock repurchases, if any. To the extent such uses exceed cash available, the parent company is dependent on distributions from its regulated title insurance underwriter, Stewart Title Guaranty Company (Guaranty).

A substantial majority of our consolidated cash and investments as of September 30, 2017 was held by Guaranty and its subsidiaries. The use and investment of these funds, dividends to the parent company, and cash transfers between Guaranty and its subsidiaries and the parent company are subject to certain legal and regulatory restrictions. In general, Guaranty may use its cash and investments in excess of its legally-mandated statutory premium reserve (established in accordance with requirements under Texas law) to fund its insurance operations, including claims payments. Guaranty may also, subject to certain limitations, provide funds to its subsidiaries (whose operations consist principally of field title offices and ancillary services operations) for their operating and debt service needs.

We maintain investments in accordance with certain statutory requirements in the states of domicile of our underwriters for the funding of statutory premium reserves. Statutory premium reserves, which approximated $475.4 million and $485.4 million at September 30, 2017 and December 31, 2016, respectively, are required to be fully funded and invested in high-quality securities and short-term investments. Statutory reserve funds are not available for current claim payments, which must be funded from current operating cash flow. In addition, included within cash and cash equivalents are statutory reserve funds of approximately $26.9 million and $13.9 million at September 30, 2017 and December 31, 2016, respectively. Although these cash statutory reserve funds are not restricted or segregated in depository accounts, they are required to be held pursuant to state statutes. If the Company fails to maintain minimum investments or cash and cash equivalents sufficient to meet statutory requirements, the Company may be subject to fines or other penalties, including potential revocation of its business license. As of September 30, 2017, our known claims reserve totaled $69.0 million and our estimate of claims that may be reported in the future, under generally accepted accounting principles, totaled $406.8 million. In addition to this, we had cash and investments (excluding equity method investments) of $281.1 million which are available for underwriter operations, including claims payments.

The ability of Guaranty to pay dividends to its parent is governed by Texas insurance law. The TDI must be notified of any dividend declared, and any dividend in excess of the statutory maximum of 20% of surplus (approximately $102.0 million as of December 31, 2016) would be, by regulation, considered extraordinary and subject to pre-approval by the TDI. Also, the Texas Insurance Commissioner may raise an objection to a planned distribution during the notification period. Guaranty’s actual ability or intent to pay dividends to its parent may be constrained by business and regulatory considerations, such as the impact of dividends on surplus and the liquidity ratio, which could affect its ratings and competitive position, the amount of insurance it can write and its ability to pay future dividends. As of September 30, 2017, our statutory liquidity ratio for our principal underwriter was 110%. Our internal objective is to maintain a ratio of at least 100%, as we believe that ratio is crucial to our competitiveness in the market and our insurer financial strength ratings. On an ongoing basis, this ratio will largely guide our decisions as to frequency and magnitude of dividends from Guaranty to the parent company. Further, depending on business and regulatory conditions, we may in the future need to retain cash in Guaranty or even raise cash in the capital markets to contribute to it in order to maintain its ratings or statutory capital position. Such a requirement could be the result of investment losses, reserve charges, adverse economic environment operating conditions or changes in interpretation of statutory accounting requirements by regulators. No dividend was paid by Guaranty to its parent during the nine months ended September 30, 2017 and 2016.

As the parent company conducts no operations apart from its wholly-owned subsidiaries, the discussion below focuses on consolidated cash flows.

	For the Nine Months Ended September 30,
	2017	2016
	(dollars in millions)
Net cash provided by operating activities	48.0	64.0
Net cash used by investing activities	(66.4)	(60.3)
Net cash used by financing activities	(2.6)	(22.8)
Operating activities. Our principal sources of cash from operations are premiums on title policies and revenue from title service-related transactions, ancillary services and other operations. Our independent agencies remit cash to us net of their contractual retention. Our principal cash expenditures for operations are employee costs, operating costs and title claims payments.

Cash provided by operations was $48.0 million in the first nine months of 2017 compared to $64.0 million for the same period in 2016. The decrease in the cash flows from operations was primarily due to the lower net income generated during the third quarter 2017, higher payments on accounts payable and an increase in accounts receivable related to certain business units, partially offset by lower claim payments.

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

Investing activities. Cash used by investing activities was primarily driven by purchases of investments, capital expenditures and acquisition of subsidiaries, offset by proceeds from matured and sold investments. Total proceeds from available-for-sale investments sold and matured were $89.4 million and $75.2 million, while cash used for purchases of available-for-sale investments approximated $125.4 million and $122.1 million for the first nine months of 2017 and 2016, respectively. Our purchases of short-term investments, net of sales, aggregated $1.2 million and $0.4 million for the first nine months of 2017 and 2016, respectively.

During 2017, we used $17.8 million of cash for acquisitions of new subsidiaries, while purchases of property and equipment were $12.4 million and $13.6 million for the first nine months of 2017 and 2016, respectively. We maintain investment in capital expenditures at a level that enables us to implement technologies for increasing our operational and back-office efficiencies and to pursue growth in key markets.

Financing activities and capital resources. Total debt and stockholders’ equity were $138.6 million and $672.4 million, respectively, as of September 30, 2017. Of the total notes payable activity during the first nine months of 2017 and 2016, proceeds of $32.0 million and $32.0 million, respectively, and payments of $16.0 million and $27.6 million, respectively, were related to short-term loan agreements in connection with our Section 1031 tax-deferred property exchange business. Also during the first nine months of 2017 and 2016, we drew $16.0 million and $20.0 million, respectively, from our $125.0 million line of credit facility. At September 30, 2017, the outstanding balance of the line of credit was $108.9 million, while the remaining balance of the line of credit available for use was $13.6 million, net of an unused $2.5 million letter of credit. Our debt-to-equity ratio at September 30, 2017, excluding our Section 1031 notes, was approximately 17.4%, below the 20% we have set as our unofficial internal limit on leverage.

During the first nine months of 2017 and 2016, we declared and paid total dividends of $0.90 per common share, which aggregated $21.1 million and $20.8 million, respectively. As previously disclosed in our 2016 Form 10-K, we paid $12.0 million in cash as part of the consideration in exchange for the retirement of the outstanding Class B Common Stock shares in relation to the Class B Exchange Agreement approved by our stockholders during the second quarter 2016.

Effect of changes in foreign currency exchange rates. The effect of changes in foreign currency exchange rates on our cash and cash equivalents on the consolidated statements of cash flows was a net increase of $4.0 million and $1.8 million in the first nine months of 2017 and 2016, respectively. Our principal foreign operating unit is in Canada, and, on average, the value of the Canadian dollar relative to the U.S. dollar appreciated during the nine months ended September 30, 2017 and 2016.

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

Other comprehensive income. Unrealized gains and losses on investments and changes in foreign currency exchange rates are reported net of deferred taxes in accumulated other comprehensive income (loss), a component of stockholders’ equity, until realized. For the nine months ended September 30, 2017, net unrealized investment gains of $2.1 million, net of taxes and reclassification adjustment, which increased our other comprehensive income, were primarily related to temporary increases in the fair values over costs of our corporate and municipal bond securities available-for-sale investments, partially offset by temporary decreases in fair values over costs of our foreign securities available-for-sale investments. For the nine months ended September 30, 2016, net unrealized investment gains of $10.7 million, net of taxes and reclassification adjustment, which increased our other comprehensive income, were primarily related to temporary increases in the fair values over costs of all classes of our securities available-for-sale investments.

Changes in foreign currency exchange rates, primarily related to our Canadian operations, increased our other comprehensive income, net of taxes, by $8.7 million for the nine months ended September 30, 2017, compared to a decrease in other comprehensive income, net of taxes, by $0.2 million for the nine months ended September 30, 2016.

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

Forward-looking statements. Certain statements in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to future, not past, events and often address our expected future business and financial performance.  These statements often contain words such as "expect," "anticipate," "intend," "plan," "believe," "seek," "will," "foresee" or other similar words. Forward-looking statements by their nature are subject to various risks and uncertainties that could cause our actual results to be materially different than those expressed in the forward-looking statements. These risks and uncertainties include, among other things, the challenging economic conditions; adverse changes in the level of real estate activity; changes in mortgage interest rates, existing and new home sales, and availability of mortgage financing; our ability to respond to and implement technology changes, including the completion of the implementation of our enterprise systems; the impact of unanticipated title losses or the need to strengthen our policy loss reserves; any effect of title losses on our cash flows and financial condition; the ability to attract and retain highly productive sales associates; the impact of vetting our agency operations for quality and profitability; independent agency remittance rates; changes to the participants in the secondary mortgage market and the rate of refinancing that affects the demand for title insurance products; regulatory non-compliance, fraud or defalcations by our title insurance agencies or employees; our ability to timely and cost-effectively respond to significant industry changes and introduce new products and services; the outcome of pending litigation; the impact of changes in governmental and insurance regulations, including any future reductions in the pricing of title insurance products and services; our dependence on our operating subsidiaries as a source of cash flow; the continued realization of expense savings from our cost management program; our ability to successfully integrate acquired businesses; our ability to access the equity and debt financing markets when and if needed; our ability to grow our international operations; seasonality and weather; and our ability to respond to the actions of our competitors. These risks and uncertainties, as well as others, are discussed in more detail in our documents filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2016, and if applicable, our Quarterly Reports on Form 10-Q, and our Current Reports on Form 8-K. All forward-looking statements included in this report are expressly qualified in their entirety by such cautionary statements. We expressly disclaim any obligation to update, amend or clarify any forward-looking statements contained in this report to reflect events or circumstances that may arise after the date hereof, except as may be required by applicable law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes during the quarter ended September 30, 2017 in our investment strategies, types of financial instruments held or the risks associated with such instruments that would materially alter the market risk disclosures made in our Annual Report on Form 10-K for the year ended December 31, 2016.
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures. Our principal executive officer and principal financial officer are responsible for establishing and maintaining disclosure controls and procedures. They evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2017, and have concluded that, as of such date, our disclosure controls and procedures are adequate and effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting. There was no change in our internal control over financial reporting during the quarter ended September 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings
See discussion of legal proceedings in Note 10 to the condensed consolidated financial statements included in Item 1 of Part I of this Report, which is incorporated by reference into this Part II, Item 1, as well as Item 3. Legal Proceedings, in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 1A. Risk Factors

There have been no changes during the first nine months ended September 30, 2017 to our risk factors as listed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases of our Common Stock during the quarter ended September 30, 2017.

Item 5. Other Information
Our book value per share was $28.29 and $27.69 as of September 30, 2017 and December 31, 2016, respectively. As of September 30, 2017, our book value per share was based on approximately $672.4 million in stockholders’ equity and 23,765,807 shares of Common Stock outstanding. As of December 31, 2016, our book value per share was based on approximately $648.8 million in stockholders’ equity and 23,431,279 shares of Common Stock outstanding.
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

November 7, 2017
Date

Stewart Information Services Corporation
Registrant

By:	/s/ David C. Hisey
David C. Hisey, Chief Financial Officer, Secretary and Treasurer

Index to Exhibits

Exhibit

3.1	-	Restated Certificate of Incorporation of the Registrant, dated April 28, 2016 (incorporated by reference in this report from Exhibit 3.1 of the Current Report on Form 8-K filed April 29, 2016)

3.2	-	Third Amended and Restated By-Laws of the Registrant, as of April 27, 2016 (incorporated by reference in this report from Exhibit 3.2 of the Current Report on Form 8-K filed April 28, 2016)

10.1*†	-	Employment Agreement entered into and effective as of September 1, 2017, by and between Stewart Information Services Corporation and David C. Hisey

31.1*	-	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	-	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	-	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	-	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	-	XBRL Instance Document

101.SCH*	-	XBRL Taxonomy Extension Schema Document

101.CAL*	-	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	-	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	-	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	-	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith
† Management contract or compensatory plan