Form 10-K
period 2017-12-31
STEWART INFORMATION SERVICES CORP
filed 2018-02-28
CIK 94344

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number 001-02658

STEWART INFORMATION SERVICES CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	74-1677330
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1980 Post Oak Blvd., Houston TX	77056
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (713) 625-8100
Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $1 par value	New York Stock Exchange (NYSE)
(Title of each class of stock)	(Name of each exchange on which registered)
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes      No ☑
The aggregate market value of the Common Stock (based upon the closing sales price of the Common Stock of Stewart Information Services Corporation, as reported by the NYSE on June 30, 2017) held by non-affiliates of the Registrant was approximately $1.05 billion.
At February 23, 2018, there were 23,717,039 outstanding shares of the issuer's Common Stock, $1 par value per share.
Documents Incorporated by Reference
Portions of the definitive proxy statement (the Proxy Statement), in connection with the Registrant's 2018 Annual Meeting of Stockholders, are incorporated herein by reference in Part III of this document.

FORM 10-K ANNUAL REPORT
YEAR ENDED DECEMBER 31, 2017

As used in this report, “we,” “us,” “our,” the “Company” and “Stewart” mean Stewart Information Services Corporation and our subsidiaries, unless the context indicates otherwise.

PART I

Item 1. Business
We are a Delaware corporation formed in 1970. We and our predecessors have been engaged in the title business since 1893.
Stewart Information Services Corporation (NYSE:STC) is a global real estate services company, offering products and services through our direct operations, network of Stewart Trusted Providers™ and family of companies. From residential and commercial title insurance and closing and settlement services to specialized offerings for the mortgage industry, we offer the comprehensive service, deep expertise and solutions our customers need for any real estate transaction.
Our international division delivers products and services protecting and promoting private land ownership worldwide. Currently, our primary international operations are in Canada, the United Kingdom, Australia and Central Europe.
We currently report our business in two segments: title insurance and related services (title) and ancillary services and corporate. Refer to Note 19 to our audited consolidated financial statements and Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) for financial information related to the title and ancillary services and corporate segments.
Review of Strategic Alternatives
During November 2017, we announced that our Board formed a strategic committee to actively assess a full range of strategic alternatives available to Stewart. These alternatives include, among other things, business combinations, the sale of the Company, and continuing to execute on our stand-alone business plan. We have retained Citi as financial advisor and Davis Polk & Wardwell LLP as legal advisor to assist us in the strategic alternatives review process. We plan to complete this process in an expeditious manner, although there is no timeframe for its conclusion, and there is no assurance that this process will result in a particular outcome. Additionally, we do not intend to provide regular updates on this review process until we deem further disclosure is appropriate or required by law.
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
At the closing or “settlement” of a sale transaction, the seller executes and delivers a deed to the new owner. The buyer typically signs new mortgage documents. Closing funds are disbursed to the seller, the prior lender, real estate brokers, the title company and others. The documents are then recorded in the public records. A title insurance policy is generally issued to both the new lender and the owner.
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

See “Critical Accounting Estimates - Title Loss Reserves” under Item 7 - MD&A for information on current year policy losses and consolidated balance sheet reserves.

Factors affecting revenues. Title insurance revenues are closely related to the level of activity in the real estate markets we serve and the prices at which real estate sales are made. Real estate sales are directly affected by the availability and cost of money to finance purchases. Other factors include consumer confidence and demand by buyers. In periods of low interest rates, loan refinancing transactions are also an important contributor to revenues. These factors may override the seasonal nature of the title business. Generally, our first quarter is the least active and our second and third quarters are the most active in terms of title insurance revenues. Refer to "Industry Data" of Item 7 - MD&A for comparative information on home sales, mortgage interest rates and loan activity.

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
The financial strength and stability of the title underwriter are important factors in maintaining and increasing our business, particularly commercial business. We are rated as investment grade by the title industry’s leading rating companies. Our principal underwriter, Stewart Title Guaranty Company (Guaranty), is currently rated “A” by Demotech Inc., "A-" by Fitch Ratings Ltd., "A-" by A.M. Best and "B+" by Kroll Bond Rating Agency Inc. Similarly, our second largest underwriter, Stewart Title Insurance Company (STIC), is also highly rated by such rating companies.
Market share. Title insurance statistics are compiled quarterly by the title industry’s national trade association. Based on 2017 unconsolidated statutory net premiums written through September 30, 2017, Guaranty is one of the leading title insurers in the United States.
Our principal competitors are Fidelity National Financial, Inc. (which includes Chicago Title Insurance Company, Fidelity National Title Insurance Company and Commonwealth Land Title Insurance Company), First American Financial Corporation (which includes First American Title Insurance Company) and Old Republic Title Insurance Group (which includes Old Republic National Title Insurance Company). We also compete with other independent title insurer companies, as well as abstractors, attorneys who issue title opinions and attorney-owned title insurance funds. A number of homebuilders, financial institutions, real estate brokers and others own or control title insurance agencies, some of which issue policies underwritten by Guaranty.
Refer to "Title revenues by geographic location" within the Results of Operations discussion under Item 7 - MD&A for the breakdown of title revenues by major geographic location.
Regulations. Title insurance companies are subject to comprehensive state regulations covering premium rates, agency licensing, policy forms, trade practices, reserve requirements, investments and the transfer of funds between an insurer and its parent or its subsidiaries and any similar related party transactions. Kickbacks and similar practices are prohibited by most state and federal laws. See Item 1A - Risk Factors: Our Insurance Subsidiaries Must Comply With Extensive Government Regulations.

Ancillary Services and Corporate Segment
The segment is comprised of the parent holding company, our centralized administrative services departments and our ancillary services operations. Our ancillary services operations primarily provide search and valuation services to the mortgage industry through Stewart Lender Services (SLS).
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

Our investment policies further provide that investments are to be managed with a view to balancing profitability, liquidity, and risk (interest rate risk, credit risk, currency rate risk and liquidity risk) while mindful of negatively impacting earnings per share and income taxes.

As of December 31, 2017, approximately 95% of our combined debt and equity investment portfolios consisted of fixed income securities. As of that date, approximately 89% of the fixed income investments are held in securities that are A-rated or higher, and substantially all of the fixed income portfolios are rated investment grade or higher.  Percentages are based on the market value of the securities. In addition to our debt and equity investment securities portfolios, we maintain certain money-market and other short-term investments.
Trademarks. We have developed and acquired numerous automated products and processes that are crucial to both our title and ancillary services segments. These systems automate most facets of the real estate transaction. Among these trademarked products and processes are AIM+®, AgencySecure®, TitleWorkPlace™, Stewart Online™, Stewart Rate Calculator™, Property Profiles™, Stewart Select™, PropertyInfo®, SureClose®, TitleSearch®, eTitleSearch®, Virtual Underwriter® and Stewart Access®. We consider these trademarks, which are perpetual in duration, to be important to our business.
Employees. As of December 31, 2017, we employed approximately 5,960 people. We consider our relationship with our employees to be good.
Available information. We electronically file annual, quarterly and other reports and information with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934, as amended (Exchange Act). Our electronic filings can be accessed at the SEC's website at www.sec.gov. Additionally, filings not accessible via the SEC website can be accessed or requested through the SEC's Office of Freedom of Information and Privacy Act Operations located at 100 F Street, NE, Washington, DC 20549, phone number (202) 551-8300.
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
Transfer agent. Our transfer agent is Computershare, which is located at P.O. Box 505000, Louisville, KY, 40233-5000. Its phone number is (888) 478-2392 and website is (https://www.us-computershare.com/investor).
CEO and CFO certifications. The CEO and CFO certifications required under Section 302 of the Sarbanes-Oxley Act are filed as exhibits to our 2017 Form 10-K. Stewart Information Services Corporation submitted in 2017 its annual CEO Certification under a Section 303A.12(a) of the New York Stock Exchange (NYSE) Listed Company Manual.

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
Ratings are a significant component in determining the competitiveness of insurance companies with respect to commercial title policies. Our domestic underwriters, Guaranty and STIC, have historically been highly rated by the rating agencies that cover us. These ratings are not credit ratings. Instead, the ratings are based on quantitative, and in some cases qualitative, information and reflect the conclusions of the rating agencies with respect to our financial strength, results of operations and ability to pay policyholder claims. Our ratings are subject to continual review by the rating agencies, and we cannot be assured that our current ratings will be maintained. If our ratings are downgraded from current levels by the rating agencies, our ability to retain existing customers and develop new customer relationships may be negatively impacted, which could result in a material adverse impact on our consolidated financial condition or results of operations.

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

The CFPB’s integrated disclosure rule for mortgage loan applications, known as "Know Before You Owe", imposes certain requirements for us and other mortgage industry participants regarding required mortgage disclosures and forms. Compliance with this integrated disclosure, which was introduced in 2015, has altered related business processes and interactions with customers.

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
We believe that our future success depends, in part, on our ability to anticipate changes in the industry and to offer products and services that meet evolving standards on a timely and cost-effective basis. To do so requires a flexible technology architecture which can continuously comply with changing regulations, improve productivity, lower costs, reduce risk and enhance the customer experience. Inability to meet these requirements and any unanticipated downtime in our technology may have a material adverse effect on our earnings.

We rely on dividends from our insurance underwriting subsidiaries.
We are a holding company and our principal assets are our insurance underwriting subsidiaries. Consequently, we depend on receiving sufficient dividends from our insurance subsidiaries to meet our debt service obligations and to pay our parent company's operating expenses and dividends to our stockholders. The insurance statutes and regulations of some states require us to maintain a minimum amount of statutory capital and restrict the amount of dividends that our insurance subsidiaries may pay to us. Guaranty is a wholly owned subsidiary of Stewart and the principal source of our cash flow. In this regard, the ability of Guaranty to pay dividends to us is dependent on the approval of the Texas Insurance Commissioner. Refer to Note 3 to our audited consolidated financial statements for details on statutory surplus and dividend restrictions.

Claims by large classes of claimants may impact our financial condition or results of operations.
We are periodically involved in litigation arising in the ordinary course of business. In addition, we are currently, and have been in the past, subject to claims and litigation from large classes of claimants seeking substantial damages not arising in the ordinary course of business. Material pending legal proceedings, if any, not in the ordinary course of business, would be disclosed in Item 3—Legal Proceedings included elsewhere in this report. To date, the impact of the outcome of these proceedings has not been material to our consolidated financial condition or results of operations. However, an unfavorable outcome in any litigation, claim or investigation against us could have a material adverse effect on our consolidated financial condition or results of operations.

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
We have been, and are , the subject of actions taken by activist stockholders. When activist activities occur, our business could be adversely affected because we may have difficulty in attracting and retaining customers, agents, mortgage lenders, servicers, employees and board members due to perceived uncertainties as to our future direction and negative public statements about our business; such activities may materially harm our relationships with current and potential customers, investors, lenders, and others; may otherwise materially harm our business, may adversely affect our operating results and financial condition; responding to proxy contests and other similar actions by stockholders is likely to result in our incurring substantial additional costs, including, but not limited to, legal fees, fees for financial advisors, fees for investor relations advisors, and proxy solicitation fees; significantly divert the attention of management, our Board of Directors and our employees; and changes in the composition of our Board of Directors due to activist campaigns may affect the Company's current strategic plan.
We cannot predict, and no assurances can be given as to, the outcome or timing of any matters relating to actions by activist stockholders or the ultimate impact on our business, liquidity, financial condition or results of operations.

Changes in federal, state and local, or foreign tax laws, changing interpretation of existing tax laws, or adverse determinations by tax authorities could increase our tax burden or otherwise adversely affect our financial condition or results of operations.
We are subject to taxation at the federal, state and local levels in the United States, Canada, the United Kingdom, and various other countries and jurisdictions in which we operate. The laws, regulations and other authoritative guidance relating to tax matters are extremely complex and subject to varying interpretations. Although we believe our tax positions are reasonable, we are subject to audit by the Internal Revenue Service in the United States, the Canada Revenue Agency in Canada, HM Revenue and Customs in the United Kingdom, state and local tax authorities in the jurisdictions in which we operate, and other similar tax authorities in other international locations. While we believe we comply with all applicable tax laws, rules, and regulations in the relevant jurisdictions, tax authorities may elect to audit us and determine that we owe additional taxes based on different applications and interpretations, which could result in a significant increase in our liabilities for taxes, interest, and penalties in excess of our accrued liabilities.

New tax legislative initiatives may be proposed or enacted from time to time, such as the recently-enacted Tax Cuts and Jobs Act in the United States, which may or will impact our effective tax rate and which could adversely affect our tax positions or tax liabilities. Our future effective tax rate could be adversely affected by, among other things, changes in the composition of earnings in jurisdictions with differing tax rates, changes in statutory tax rates and other legislative changes, changes in interpretations of existing tax laws, or changes in determinations regarding the jurisdictions in which we are subject to tax. From time to time, United States federal, state and local, and foreign governments make substantive changes to tax rules and their application, which could result in materially higher taxes than would be incurred under existing tax law and which could adversely affect our financial condition or results of operations. Refer to Note 7 to our audited consolidated financial statements for details on the impact of the recently-enacted Tax Cuts and Jobs Act.

We are exploring strategic alternatives, but there can be no assurance that we will be successful in identifying or completing any strategic alternative or that any such strategic alternative will yield additional value for stockholders.
As announced in November 2017, we have commenced a review of strategic alternatives which could result in, among other things, business combinations, the sale of the Company, and continuing to execute on our standalone business plan. There can be no assurance that the exploration of strategic alternatives will result in the identification or consummation of any transaction or any other particular outcome. Though completion of the strategic review process is of the highest priority, it may be suspended or terminated at any time if we determine such action is beneficial to the Company and our stockholders. In addition, we may incur substantial expenses associated with identifying, evaluating and/or, if applicable, seeking to execute on any potential strategic alternatives. The process of exploring strategic alternatives may be time consuming and disruptive to the business operations and the management teams of the Company. If we are unable to manage effectively both the process and the overall business of the Company, the financial condition and results of operations of the Company could be adversely affected. We also cannot assure that any potential transaction or other strategic alternative, if identified, evaluated and consummated, will provide greater value to our stockholders than that reflected in the current stock price. Any potential transaction or other outcome of this process is also dependent upon a number of factors that may be beyond our control.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
We lease under a non-cancelable operating lease expiring in 2019 approximately 183,000 square feet in an office building in Houston, Texas, which is used for our corporate offices and for offices of several of our subsidiaries. Additionally, we lease offices at approximately 530 locations for title office operations, production, administrative and technology centers. These additional locations include significant leased facilities in Houston, Texas; Glendale, California; Dallas, Texas; New York, New York; Tampa, Florida; St. Louis, Missouri; San Diego, California; and Toronto, Canada.
Our leases expire from 2018 through 2028 and have an average term of 4.8 years, although our typical lease term ranges from three to five years. We believe we will not have any difficulty obtaining renewals of leases as they expire or, alternatively, leasing comparable properties. The aggregate annual rent expense under all leases was approximately $40.8 million in 2017.
We also own office buildings in Arizona, Texas, New York, New Mexico, Colorado and the United Kingdom. These owned properties are not material to our consolidated financial condition. We consider all buildings and equipment that we own or lease to be well maintained, adequately insured and generally sufficient for our purposes.

Item 3. Legal Proceedings
See discussion of legal proceedings in Note 18 to our audited consolidated financial statements included in Item 15 of Part IV of this report, which is incorporated by reference into this Part I, Item 3 of this report on Form 10-K for the year ended December 31, 2017.

Item 4. Mine Safety Disclosures
None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market, Holders and Dividends Information
Our Common Stock is listed on the NYSE under the symbol “STC”. The following table sets forth the high and low sales prices of our Common Stock for each fiscal period indicated, as reported by the NYSE.

	High	Low
2017:
First quarter	$46.50	$42.09
Second quarter	48.03	42.12
Third quarter	46.49	34.48
Fourth quarter	43.75	36.80
2016:
First quarter	$36.99	$30.34
Second quarter	41.78	33.33
Third quarter	48.60	41.06
Fourth quarter	48.17	41.62
As of February 23, 2018, the number of stockholders of record was approximately 5,520 and the price of one share of our Common Stock was $41.31.
During 2017 and 2016, the Company declared and paid quarterly dividends of $0.30 per share, or a total of $1.20 per share annually. Additionally, during 2016, the Company paid $12.0 million in cash to the holders of the Class B Common Stock pursuant to an agreement involving the exchange and subsequent retirement of the Class B Common Stock. Such payment was treated as a dividend for calculating earnings per share (refer to Note 14 to our audited consolidated financial statements).
Book value per share was $28.62 and $27.69 at December 31, 2017 and 2016, respectively. As of December 31, 2017, book value per share was based on approximately $678.8 million in stockholders’ equity and 23,719,522 shares of Common Stock outstanding. As of December 31, 2016, book value per share was based on approximately $648.8 million in stockholders’ equity and 23,431,279 shares of Common Stock outstanding.

Stock Performance Graph
The following graph compares the yearly percentage change in our cumulative total stockholder return on Common Stock with the cumulative total return of the Russell 2000 Index and the Russell 2000 Financial Services Sector Index for the five years ended December 31, 2017. The graph assumes that the value of the investment in our Common Stock and each index was $100 at December 31, 2012 and that all dividends were reinvested.

	2012	2013	2014	2015	2016	2017
Stewart	100.00	124.50	143.29	147.38	186.78	176.39
Russell 2000 Index	100.00	138.83	145.62	152.04	184.39	211.45
Russell 2000 Financial Services Sector Index	100.00	131.40	143.04	143.90	188.58	199.44

The performance graph above and the related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Exchange Act, as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

Stock Repurchases
There were no stock repurchases during 2017, except for repurchases of approximately 17,300 shares (aggregate purchase price of approximately $0.7 million) related to statutory income tax withholding on the annual vesting of restricted share grants to executives and senior management.

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

	2017	2016	2015	2014	2013
	($ millions, except percentage, share and per share data)

Total revenues	1,955.7	2,006.6	2,033.9	1,870.8	1,928.0

Title operating revenues	1,878.7	1,904.1	1,888.4	1,714.4	1,810.0
Ancillary services revenues	55.8	84.3	130.0	132.9	103.5
Investment income	18.9	18.9	16.9	16.8	15.5
Realized investment and other gains (losses) - net	2.2	(0.7)	(1.4)	6.7	(1.1)

Title loss provisions	96.5	91.1	106.3	81.3	106.3
% title operating revenues	5.1	4.8	5.6	4.7	5.9

Pretax income(1)	75.1	88.0	9.7	51.8	101.1
Net income (loss) attributable to Stewart	48.7	55.5	(6.2)	29.8	63.0
Cash provided by operations	108.1	123.0	80.5	64.0	87.1
Total assets	1,405.9	1,341.7	1,321.6	1,392.5	1,326.1
Notes payable and convertible senior notes	109.3	106.8	102.4	71.2	39.5
Stockholders’ equity	678.8	648.8	637.1	700.5	663.1

Per share data:
Diluted average shares outstanding (millions)	23.6	23.5	23.5	24.7	24.7
Basic earnings (loss) attributable to Stewart	2.08	1.86	(0.26)	1.31	2.85
Diluted earnings (loss) attributable to Stewart	2.06	1.85	(0.26)	1.24	2.60
Cash dividends	1.20	1.20	0.80	0.10	0.10
Stockholders’ equity	28.62	27.69	27.30	29.18	29.47
Market price:
High	48.03	48.60	44.01	37.87	34.39
Low	34.48	30.34	35.12	27.02	22.74
Year end	42.30	46.08	37.33	37.04	32.27
 (1) Pretax income figures are before noncontrolling interests.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
MANAGEMENT'S OVERVIEW
We reported net income attributable to Stewart of $15.1 million ($0.64 per diluted share) for the fourth quarter 2017 compared to net income attributable to Stewart of $16.7 million ($0.71 per diluted share) for the fourth quarter 2016. Pretax income before noncontrolling interests for the fourth quarter 2017 was $17.5 million compared to pretax income before noncontrolling interests of $23.0 million for the fourth quarter 2016.

Fourth quarter 2017 results included:

•
$2.9 million of third party advisory expenses recorded in other operating expenses in the ancillary services and corporate segment relating to our previously announced review of strategic alternatives,

•	$3.5 million of office closure costs, primarily lease termination and litigation expenses recorded in other operating expenses in the title segment,

•	$1.7 million of executive severance and retention expenses recorded in employee costs in the title and ancillary services and corporate segments,

•	$1.0 million of acquisition integration expenses recorded in other operating expenses in the title segment, and

•	$6.6 million of net income tax benefits related to the effects of the recently-enacted Tax Cuts and Jobs Act.

Fourth quarter 2016 results included:

•	$5.4 million of net realized losses, primarily realized losses on the sale of assets related to certain ancillary services business lines, and

•	$2.4 million of income tax benefits related to previously unrecognized tax credits.

During November 2017, we announced that our Board formed a strategic committee to actively assess a full range of strategic alternatives available to Stewart. The strategic alternatives review continues and while there is no timeframe for its conclusion, its completion is of the highest priority. Given the ongoing review, there can be no assurance that this process will result in any particular outcome.

Summary results of the title segment are as follows ($ in millions, except pretax margin):

	Quarter Ended December 31,
	2017	2016	% Change

Total revenues	514.6	511.6	1%
Pretax income	27.0	38.1	(29)%
Pretax margin	5.2%	7.4%

Total title segment revenues for the fourth quarter 2017 were slightly higher than the prior year quarter, while pretax income declined $11.1 million for the fourth quarter 2017 compared to the fourth quarter 2016. The lower pretax income was primarily due to increased employee costs related to our investment in stabilizing and growing target markets, a lower agency remittance rate and slightly higher title loss expense as a percent of title revenues. Also included in the segment’s results for the fourth quarter 2017, as mentioned above, are approximately $3.5 million of office closure costs and $1.0 million related to acquisition integration costs.

Direct revenue information is presented below:

	Quarter Ended December 31,
	2017	2016	% Change
	($ in millions)
Non-commercial:
Domestic	134.0	148.3	(10)%
International	21.0	23.8	(12)%
	155.0	172.1	(10)%
Commercial:
Domestic	59.1	52.7	12%
International	12.4	5.4	130%
	71.5	58.1	23%
Total direct title revenues	226.5	230.2	(2)%

Non-commercial domestic revenues include revenues from purchase transactions and centralized title operations (processing primarily refinancing and default title orders), which decreased 7% and 33%, respectively, in the fourth quarter 2017 compared to the prior year. Total commercial revenues improved 23% from the prior year quarter, driven by domestic strength across multiple geographies and an increased contribution from our international operations. Total international title revenues increased 14% in the fourth quarter 2017 compared to the prior year quarter driven by higher commercial revenues and stronger foreign exchange rates against the U.S. dollar, partially offset by lower non-commercial transaction volume.

Gross revenues from independent agency operations in the fourth quarter 2017 increased 1% compared to the fourth quarter 2016. The independent agency remittance rate decreased to 17.2% in the fourth quarter 2017 from 18.2% in the prior year quarter as a result of the geographic mix of our agency business (decreased revenues in higher-remitting states and increased revenues in lower-remitting states); revenues, net of agency retention, decreased 4% in the fourth quarter 2017 compared to the prior year quarter.

Summary results of the ancillary services and corporate segment are as follows ($ in millions):

	Quarter Ended December 31,
	2017	2016	% Change

Total revenues	11.1	14.2	(22)%
Pretax loss	(9.6)	(15.1)	37%

The decline in fourth quarter 2017 segment revenues compared to the prior year quarter was primarily due to the divestitures from certain ancillary services lines of business at the end of 2016 and lower revenues generated by the valuation services operations in the current year quarter.

The segment’s pretax results for the fourth quarter 2017 improved to a $9.6 million pretax loss, which included $2.9 million of expenses relating to our strategic alternatives review, compared to the prior year quarter’s pretax loss of $15.1 million, which included net realized losses of $4.9 million primarily related to the sale of certain ancillary services business lines. This improvement was primarily due to the higher reduction in overall segment expenses relative to the decrease in revenues. The segment’s results for the fourth quarter 2017 and 2016 included approximately $8.8 million and $6.4 million, respectively, of net expenses attributable to parent company and corporate operations.

CRITICAL ACCOUNTING ESTIMATES
Actual results can differ from our accounting estimates. While we do not anticipate significant changes in our estimates, there is a risk that such changes could have a material impact on our consolidated financial condition or results of operations for future periods. The discussion of critical accounting estimates below should be read in conjunction with the related accounting policies disclosed within Note 1 to our audited consolidated financial statements.

Title loss reserves
Our most critical accounting estimate is the provision for title loss reserves.

Provisions for title losses, as a percentage of title operating revenues, were 5.1%, 4.8% and 5.6% for the years ended December 31, 2017, 2016 and 2015, respectively. Actual loss payment experience, including the impact of large losses, is the primary reason for increases or decreases in our loss provision. A change of 100 basis points in the loss provisioning percentage, a reasonably likely scenario based on our historical loss experience, would have increased or decreased our provision for title losses and pretax operating results by approximately $18.8 million for the year ended December 31, 2017.

We consider our actual claims payments and incurred loss experience, including the frequency and severity of claims, compared to our actuarial estimates of claims payments and incurred losses in determining whether our overall loss experience has improved or worsened compared to prior periods. We also consider the impact of economic or market factors on particular policy years to determine whether the results of those policy years are indicative of future expectations. In addition, large claims, including large title losses due to independent agency defalcations, are analyzed and reserved for separately due to the potential higher dollar amount of loss, lower volume of claims reported and sporadic reporting of such claims. We evaluate the frequency and severity of large losses in determining whether our experience has improved or worsened. Our method for recording the reserves for title losses on both an interim and annual basis begins with the calculation of our current loss provision rate which is applied to our current premium revenues, resulting in a title loss expense for the period. This loss provision rate is set to provide for losses on current year policies and is determined using moving average ratios of recent actual policy loss payment experience (net of recoveries) to premium revenues.

Due to the inherent uncertainty in predicting future title policy losses, significant judgment is required by our management and our third party actuaries in estimating reserves. As a consequence, our ultimate liability may be materially greater or lower than current reserves and/or our third party actuary’s calculated estimates.

Provisions for known claims relate primarily to prior policy years as claims are not typically reported until several years after policies are issued. Provisions - Incurred But Not Reported (IBNR) are estimates of claims expected to be incurred over the next 20 years; therefore, it is not unusual or unexpected to experience changes to those estimated provisions for both current and prior policy years as additional loss experience on policy years is obtained. This loss experience may result in changes to our estimate of total ultimate losses expected (i.e., the IBNR policy loss reserve). Current year provisions - IBNR are recorded on policies issued in the current year as a percentage of premiums realized (provisioning rate). As claims become known, provisions are reclassified from IBNR to known claims. Adjustments relating to large claims (those individually in excess of $1.0 million) may impact provisions either for known claims or for IBNR.

	2017	2016	2015
	($ in millions)
Provisions – Known Claims:
Current year	18.2	20.6	14.1
Prior policy years	59.3	64.8	81.0
	77.5	85.4	95.1
Provisions – IBNR
Current year	53.8	52.0	54.0
Prior policy years	24.5	18.5	38.2
	78.3	70.5	92.2
Transferred IBNR to Known Claims	(59.3)	(64.8)	(81.0)
Total provisions	96.5	91.1	106.3

In 2017, total known claims provisions decreased to $77.5 million from $85.4 million in 2016, as a result of a relatively lower dollar amount of claims reported to us relating to both current and prior year policies. Current year provisions - IBNR increased in 2017 by $1.8 million to $53.8 million compared to 2016, principally due to a slight increase in the loss provisioning rate related to certain foreign operations. In 2016, total known claims provisions decreased to $85.4 million from $95.1 million in 2015, primarily as a result of relatively lower dollar amount of claims reported to us relating to policies issued in previous years. Current year provisions - IBNR decreased in 2016 by $2.0 million to $52.0 million compared to 2015, principally due to the decrease of our overall provisioning rate in 2016. As a percentage of title operating revenues, provisions - IBNR (current year) was 2.9%, 2.7% and 2.9% in 2017, 2016 and 2015, respectively. Provisions - IBNR relating to prior policy years increased in 2017 as compared to 2016 primarily due to unfavorable loss experience. Provisions - IBNR relating to prior policy years decreased in 2016 as compared to 2015 mainly due to the losses experienced in 2015 relating to certain older policy years with higher than normal claims.

In addition to title policy claims, we incur losses in our direct operations from escrow, closing and disbursement functions. These escrow losses typically relate to errors or other miscalculations of amounts to be paid at closing, including timing or amount of a mortgage payoff, payment of property or other taxes and payment of homeowners’ association fees. Escrow losses also arise in cases of mortgage fraud, and in those cases the title insurer incurs the loss under its obligation to ensure that an unencumbered title is conveyed. Escrow losses are recognized as expense when discovered or when contingencies associated with them (such as litigation) are resolved and are typically paid less than 12 months after the loss is recognized. For the years ended December 31, 2017, 2016 and 2015, we accrued approximately $5.0 million, $8.3 million and $11.5 million, respectively, for policy loss reserves relating to escrow losses arising principally from mortgage fraud.

Large title losses due to independent agency defalcations typically occur when the independent agency misappropriates funds from escrow accounts under its control. Such losses are usually discovered when the independent agency fails to pay off an outstanding mortgage loan at closing (or immediately thereafter) from the proceeds of the new loan. These incurred losses are typically more severe in terms of dollar value compared with traditional title policy claims since the independent agency is often able, over time, to conceal misappropriation of escrow funds relating to more than one transaction through the constant volume of funds moving through its escrow accounts. In declining real estate markets, lower transaction volumes result in a lower incoming volume of funds, making it more difficult to cover up the misappropriation with incoming funds. Thus, when the defalcation is discovered, it often relates to several transactions. In addition, the overall decline in an independent agency’s revenues, profits and cash flows increases the agency’s incentive to improperly utilize the escrow funds from real estate transactions. For the three years ended December 31, 2017, our net title losses due to independent agency defalcations were immaterial.

Internal controls relating to independent agencies include, but are not limited to, periodic audits, site visits and reconciliations of policy inventories and premiums. The audits and site visits cover examination of the escrow account bank reconciliations and an examination of a sample of closed transactions. In some instances, the scope of our review is limited by attorney agencies that cite client confidentiality. Certain states have mandated annual reviews of all agencies by their underwriter. We also determine whether our independent agencies have appropriate internal controls as defined by the American Land Title Association's best practices and us. However, even with adequate internal controls in place, their effectiveness can be circumvented by collusion or improper override of the controls by management at the independent agencies. To aid in the selection of independent agencies to review, we have developed an agency risk model that aggregates data from different areas to identify possible problems. This is not a guarantee that all independent agencies with deficiencies will be identified. In addition, we are typically not the only underwriter for which an independent agency issues policies, and independent agencies may not always provide complete financial records for our review. Due to improved agency internal controls as well as better overall economic conditions, we did not experience any significant agency defalcation losses during the three years ended December 31, 2017.

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
Our accruals for revenues on unreported policies from agencies were not material to our consolidated assets or stockholders’ equity as of December 31, 2017 and 2016. The differences between the amounts our agencies have subsequently reported to us compared to our estimated accruals are substantially offset by any differences arising from prior years’ accruals and have been immaterial relative to consolidated assets and stockholders’ equity during each of the three prior years. We believe our process provides the most reliable estimate of the unreported revenues on policies and appropriately reflects the trends in agency policy activity.
Goodwill impairment
Goodwill is not amortized, but is reviewed annually during the third quarter using June 30 balances, or whenever occurrences of events indicate a potential impairment at the reporting unit level. We evaluate goodwill based on four reporting units with goodwill balances - direct operations, agency operations, international operations and ancillary services.

We have an option to assess qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. In performing the qualitative assessment, we consider factors that include macroeconomic conditions, industry and market considerations, overall actual and expected financial performance, market perspective on the Company, as well as other relevant events and circumstances determined by management. We evaluate the weight of each factor to determine whether an impairment more-likely-than-not exists. If we decide not to use a qualitative assessment or if the reporting unit fails the qualitative assessment, we perform the quantitative impairment analysis.

The quantitative analysis involves the comparison of the fair value of each reporting unit to its carrying amount. The goodwill impairment is calculated as the excess of the reporting unit's carrying amount over the estimated fair value and is charged to current operations. While we are responsible for assessing whether an impairment of goodwill exists, we utilize inputs from third-party appraisers in performing the quantitative analysis. We estimate the fair value using a combination of the income approach (discounted cash flow (DCF) technique) and the market approach (guideline company and precedent transaction analyses). The DCF model utilizes historical and projected operating results and cash flows, initially driven by estimates of changes in future revenue levels, and risk-adjusted discount rates. Our projected operating results are primarily driven by anticipated mortgage originations, which we obtain from projections by industry experts, for our title reporting units and expected contractual revenues for our ancillary services reporting unit. Fluctuations in revenues, followed by our ability to appropriately adjust our employee count and other operating expenses, or large and unanticipated adjustments to title loss reserves, are the primary reasons for increases or decreases in our projected operating results. Our market-based valuation methodologies utilize (i) market multiples of earnings and/or other operating metrics of comparable companies and (ii) our market capitalization and a control premium based on market data and factors specific to our ownership and corporate governance structure.

The valuation techniques performed in our quantitative analysis make use of our estimates and assumptions related to critical factors, which include revenue and operating margin growth rates, future market conditions, determination of market multiples and comparative companies, assignment of a control premium, and determination of risk-adjusted discount rates. Forecasts of future operations are based, in part, on actual operating results and our expectations as to future market conditions. Our calculation of fair value requires analysis of a range of possible outcomes and applying weights to each of the valuation technique used. Due to the uncertainty and complexity of performing the goodwill impairment analysis, actual results may not be consistent with our estimates and assumptions, which may result in a future material goodwill impairment.

In 2017 and 2016, we concluded that the goodwill related to each of our reporting units was not impaired after performing our impairment analysis. We utilized the qualitative assessment in 2017 and the quantitative analysis in 2016. Refer to "Results of Operations" and Note 8 to our audited consolidated financial statements for details of our analysis.

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

Premiums are determined in part by the values of the transactions we handle. To the extent inflation or market conditions cause increases in the prices of homes and other real estate, premium revenues are also increased. Conversely, falling home prices cause premium revenues to decline. As an overall guideline, a 5% increase in median home prices results in an approximate 3.7% increase in title premiums. Home price changes may override the seasonal nature of the title insurance business. Historically, our first quarter is the least active in terms of title insurance revenues as home buying is generally depressed during winter months. Our second and third quarters are the most active as the summer is the traditional home buying season, and while commercial transaction closings are skewed to the end of the year, individually large commercial transactions can occur any time of year.

Industry data. Published mortgage interest rates and other selected residential housing data for the years ended December 31, 2017, 2016 and 2015 follow (amounts shown for 2017 are preliminary and subject to revision). The amounts below may not relate directly to or provide accurate data for forecasting our operating revenues or order counts.
Our statements on home sales, mortgage interest rates and loan activity are based on published industry data from sources including Fannie Mae, the National Association of Realtors®, the Mortgage Bankers Association and Freddie Mac.

	2017	2016	2015
Mortgage interest rates (30-year, fixed-rate) – %
Averages for the year	3.99	3.65	3.85
First quarter	4.17	3.74	3.73
Second quarter	3.99	3.59	3.83
Third quarter	3.89	3.45	3.95
Fourth quarter	3.92	3.81	3.90
Mortgage originations – $ billions	1,830	2,052	1,730
Refinancings – % of originations	37.5	48.7	46.7
New home sales – in millions	0.61	0.56	0.50
New home sales – median sales price in $ thousands	321.1	307.8	297.0
Existing home sales – in millions	5.51	5.45	5.25
Existing home sales – median sales price in $ thousands	247.3	233.8	222.4

The year 2017 generated the highest volumes for the real estate market since 2007 as both new and existing home sales volumes improved 8% and 1%, respectively, from 2016. Although total mortgage originations decreased 11% (primarily due to lower refinancing originations) and average mortgage interest rates were higher in 2017 compared to the prior year, purchase originations improved 9% in 2017 versus 2016. For the three years ended December 31, 2017, average monthly mortgage interest rates (30-year, fixed-rate) have fluctuated from a low of 3.44% in July 2016 to a high of 4.20% in March 2017. For the year 2018, Fannie Mae projects the 30-year mortgage rate to average at 4.0%, comparable to 2017, and new and existing home sales volumes to increase by 8% and 2%, respectively, from 2017.

RESULTS OF OPERATIONS

A comparison of our consolidated results of operations for 2017 to 2016 and 2016 to 2015 is discussed as follows. Factors contributing to fluctuations in our results of operations are presented in the order of their monetary significance, and we have quantified, when necessary, significant changes. Results from our ancillary services and corporate segment are included in year-to-year discussions and, when relevant, are discussed separately. Our employee costs and certain other operating expenses are sensitive to inflation.

Title revenues. Direct title revenue information is presented below:

	Year Ended December 31			% Change
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
	($ in millions)
Non-commercial
Domestic	551.8	606.4	616.6	(9)%	(2)%
International	96.9	92.5	82.7	5%	12%
	648.7	698.9	699.3	(7)%	—%
Commercial:
Domestic	186.5	176.4	178.1	6%	(1)%
International	27.2	19.0	19.7	43%	(4)%
	213.7	195.4	197.8	9%	(1)%
Total direct title revenues	862.4	894.3	897.1	(4)%	—%

Revenues from direct title operations in 2017 decreased $31.9 million, or 4%, compared to 2016 primarily as a result of overall declines in refinancing, commercial and purchase orders closed, partially offset by higher international revenues. Non-commercial domestic revenues include revenues from purchase transactions and centralized title operations (processing primarily refinancing and default title orders) which decreased 7% and 26%, respectively, in 2017 compared to the prior year, primarily as a result of reduced purchase and refinancing orders closed. Total commercial revenues improved $18.3 million, or 9%, in 2017 compared to 2016, primarily driven by a higher domestic commercial fee per file and increased input from our international operations. Total international revenues improved $12.6 million, or 11%, in 2017 compared to 2016 due to higher commercial revenues and transaction volume growth from our United Kingdom and Canada operations.

Revenues from direct title operations in 2016 decreased $2.8 million compared to 2015 primarily due to the 5% decline in closed orders, attributable to commercial and refinancing orders, partially offset by an improvement in international revenues. International revenues (including foreign-sourced commercial revenues of $19.0 million) increased $9.1 million, or 9%, in 2016 compared to 2015, primarily due to higher transaction volume from our Canadian operations, partially offset by the weakening of the British pound and Canadian dollar against the U.S. dollar. Total commercial revenues in 2016 decreased $2.4 million, or 1%, compared to 2015 consistent with the trend of our commercial orders closed.

Closed and opened orders information is as follows:

	Year Ended December 31			% Change
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Opened Orders:
Commercial	42,871	46,553	49,994	(8)%	(7)%
Purchase	239,148	245,697	245,169	(3)%	—%
Refinance	98,990	147,205	177,072	(33)%	(17)%
Other	17,610	12,648	21,133	39%	(40)%
Total	398,619	452,103	493,368	(12)%	(8)%

Closed Orders:
Commercial	30,286	32,234	35,066	(6)%	(8)%
Purchase	184,532	192,303	190,771	(4)%	1%
Refinance	71,885	106,796	120,827	(33)%	(12)%
Other	12,523	16,594	18,556	(25)%	(11)%
Total	299,226	347,927	365,220	(14)%	(5)%

Gross revenues from independent agency operations increased $6.6 million, or approximately 1%, in 2017 compared to 2016 and increased $18.5 million, or 2%, in 2016 compared to 2015. The 2017 gross revenue improvement was driven by increases, primarily from Michigan, California, Minnesota, Ohio, Colorado and Arizona, partially offset by declines in Massachusetts, Florida, Texas and New York. The 2016 gross revenues increase resulted from increased revenues, primarily from Texas, Michigan, Washington and Florida, partially offset by declines in New York, California and New Jersey. Compared to the prior year, the 2017 net agency revenues (net of agency retention) decreased $4.5 million, or 3%, primarily due to the lower average agency remittance rate; while the 2016 net agency revenues increased $2.0 million, or 1%, compared to 2015, driven by the increased gross revenues, partially offset by a slight decline in the average agency remittance rate in 2016. Refer further to the "Retention by agencies" discussion under Expenses below.

Title revenues by geographic location. The approximate amounts and percentages of consolidated title operating revenues for the last three years were as follows:

	Amounts ($ millions)			Percentages
	2017	2016	2015	2017	2016	2015
Texas	328	362	341	17%	19%	18%
New York	226	226	250	12%	12%	13%
California	140	125	142	8%	7%	8%
International	131	116	107	7%	6%	6%
Florida	78	87	88	4%	5%	5%
All others	976	988	960	52%	51%	50%
	1,879	1,904	1,888	100%	100%	100%

Ancillary services revenues. Ancillary services revenues decreased $28.4 million, or 34%, in 2017 compared to 2016 and also decreased $45.7 million, or 35%, in 2016 compared to 2015. The revenue decline in 2017 was primarily due to our divestitures of the loan file review, quality control services and government services lines of business at the end of 2016; while the revenue decline in 2016 was primarily due to decreased demand and lower pricing within our delinquent loan servicing activities, which was discontinued at the end of the first quarter 2016 as a result of the the industry-wide decline in inventory of defaulted and distressed loans following the housing market recovery. Beginning in 2017, the principal offerings of ancillary services are search and valuation services, total revenues of which were $50.8 million in 2017 compared to $52.5 million in 2016.

Investment income. Investment income for 2017 was $18.9 million, which was comparable to 2016. Investment income from debt securities increased as a result of higher invested balances in 2017, offset by lower investment income from short-term investments and cash equivalents. The 2016 investment income increased $2.1 million, or 12%, compared to 2015, due to increased income from our debt securities, short-term investments, cash equivalents and equity securities as a result of higher invested balances in 2016.

Realized investment and other gains (loss) - net. In 2017, realized investment and other gains - net included $3.2 million of net realized gains from the sale of investments available-for-sale, partially offset by $0.8 million of net realized loss due to an increase in the fair value of a contingent consideration liability related to a prior acquisition.

In 2016, realized investment and other losses - net included $3.4 million of realized losses related to the exit of a service offering, and $3.3 million of realized losses from sale of certain businesses within ancillary services operations, partially offset by $4.0 million of net realized gains from the sale of investments available-for-sale and $1.2 million of realized gain on a cost-basis investment transaction.

In 2015, realized investment and other losses – net included realized losses of $2.7 million relating to other-than-temporary impairment of investment in equity securities available-for-sale, $1.8 million impairment of other intangible assets and $1.4 million relating to office closure costs, partially offset by realized gains of $2.4 million from the sale of debt and equity investments available-for-sale and $1.5 million from the sale of office buildings.

Expenses. An analysis of expenses is shown below:

	Year Ended December 31			% Change
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
	($ in millions)

Amounts retained by agencies	837.1	826.0	809.6	1%	2%
As a % of agency revenues	82.4%	81.8%	81.7%

Employee costs	566.2	604.4	658.3	(6)%	(8)%
As a % of operating revenues	29.3%	30.4%	32.6%

Other operating expenses	351.5	364.0	382.0	(3)%	(5)%
As a % of operating revenues	18.2%	18.3%	18.9%

Title losses and related claims	96.5	91.1	106.3	6%	(14)%
As a % of title revenues	5.1%	4.8%	5.6%

Overall employee costs and other operating expenses in 2017 decreased 5% from 2016 in comparison to the 3% decline in operating revenues. In 2016, total employee costs and other operating expenses decreased 7% from 2015 compared to the 2% decline in operating revenues.

Expense comparisons for the three years ended December 31, 2017 are influenced by the following net charges:

	2017	2016	2015
	($000 omitted)
Title segment:
Office closures: early lease terminations and asset write-offs	3,178	—	—
Title365 acquisition and integration-related expenses	2,368	—	—
Severance and retention expenses	595	—	810
Litigation-related accruals	350	—	5,959
Prior policy reserve adjustments, net	—	(5,400)	4,527
Total title segment	6,491	(5,400)	11,296

Ancillary services and corporate segment:
Strategic alternatives review expenses	2,868	—	—
Severance and retention expenses	1,095	—	—
Litigation-related accruals	—	3,599	—
Class B Common Stock exchange expenses	—	2,193	—
Shareholder activism and settlement charges	—	1,186	3,542
Accelerated depreciation from the exit of delinquent loan servicing activities	—	1,089	1,452
Cost Management Program and severance expenses	—	442	21,344
Impairment of goodwill	—	—	35,749
Total ancillary services and corporate segment	3,963	8,509	62,087

Total	10,454	3,109	73,383

Retention by agencies. Amounts retained by title agencies are based on agreements between the agencies and our title underwriters. Amounts retained by independent agencies, as a percentage of revenues generated by them, averaged 82.4%, 81.8% and 81.7% in 2017, 2016 and 2015, respectively. The average retention percentage may vary from year-to-year due to the geographical mix of agency operations, the volume of title revenues and, in some states, laws or regulations. Due to the variety of such laws or regulations, as well as competitive factors, the average retention rate can differ significantly from state to state. In addition, a high proportion of our independent agencies are in states with retention rates greater than 80%. The increase of the agency retention rate in 2017 compared to 2016 was primarily due to decreased revenues in higher-remitting states and increased revenues in lower-remitting states. We continue to focus on increasing profit margins in every state, increasing premium revenue in states where remittance rates are above 20%, and maintaining the quality of our agency network, which we believe to be the industry’s best, in order to mitigate claims risk and drive consistent future performance. While market share is important in our agency operations channel, it is not as important as margins, risk mitigation and profitability.
Selected cost ratios (by segment). The following table shows employee costs and other operating expenses as a percentage of related segment operating revenues for the years ended December 31:

	Employee Costs			Other Operating Expenses
	2017	2016	2015	2017	2016	2015
Title	28.1%	28.3%	28.0%	16.6%	16.1%	17.0%
Ancillary services and corporate	67.6%	77.5%	99.0%	69.2%	67.9%	47.3%
Employee costs. Employee costs for the combined business segments in 2017 decreased $38.2 million, or 6%, from 2016 primarily due to an 8% reduction in average employee counts, related to volume declines in our ancillary services and centralized title operations and staff departures in direct operations during the second quarter 2017. Consolidated employee costs in 2016 decreased $53.9 million, or 8%, compared to 2015, primarily as a result of the Cost Management Program we completed at the end of 2015, as well as reductions in employee counts tied to volume declines. As a percentage of total operating revenues, employee costs were 29.3%, 30.4% and 32.6% in 2017, 2016 and 2015, respectively. Our total employee count at December 31, 2017, 2016 and 2015 was approximately 5,960, 6,350 and 6,940, respectively.

Employee costs in the title segment decreased $10.3 million, or 2%, in 2017 compared to 2016, due to reduced salaries and incentive compensation as a result of reductions in the average number of employees, primarily in direct operations as a result of the staff departures discussed above, and in centralized title operations as a result of volume declines. However, title segment employee costs in 2016 increased $9.7 million, or 2%, compared to the prior year as the result of increased salaries, commissions and incentive compensation on higher title operating revenues, which increased by approximately 1.0%.

The ancillary services and corporate segment's employee costs decreased $27.9 million, or 42%, and $63.6 million, or 49%, in 2017 and 2016, respectively, due to employee count reductions, primarily relating to the disposition of several lines of business within the ancillary services. Additionally, the Cost Management Program, which was completed at the end of 2015, contributed to the reduction of employee costs in 2016 compared to 2015.

Other operating expenses. Other operating expenses include costs that are fixed in nature, costs that follow, to varying degrees, changes in transaction volumes and revenues and costs that fluctuate independently of revenues. Costs that are fixed in nature include attorney and professional fees, third-party-outsourcing provider fees, equipment rental, insurance, rent and other occupancy expenses, repairs and maintenance, technology costs, telephone and title plant expenses. Costs that follow, to varying degrees, changes in transaction volumes and revenues include attorney fee splits, bad debt expenses, ancillary services cost of sales expenses, copy supplies, delivery fees, outside search fees, postage, premium taxes and title plant maintenance expenses. Costs that fluctuate independently of revenues include general supplies, litigation defense, business promotion and marketing and travel.

Other operating expenses for the combined business segments decreased $12.5 million, or 3%, in 2017 compared to 2016 and also decreased $18.0 million, or 5%, in 2016 compared to 2015. As a percentage of total operating revenues, other operating costs were 18.2%, 18.3% and 18.9% in 2017, 2016 and 2015, respectively. In 2017, other operating expenses included $3.2 million of office closure costs, $2.9 million of third-party consulting fees related to the corporate strategic alternatives review and $2.4 million of Title365 acquisition integration expenses. In 2016, other operating expenses included approximately $3.6 million for litigation-related accruals, $1.2 million of shareholder activism costs and $2.2 million of costs associated with the Class B common stock exchange agreement. In 2015, other operating expenses included approximately $6.0 million for litigation-related accruals and $19.5 million of aggregate costs related to our Cost Management Program (consisting of consulting and third party service provider transition costs), costs associated with a shareholder settlement, and CFPB integrated disclosure preparations. Excluding the impact of these non-operating charges, other operating expenses as a percentage of total operating revenues would have been 17.7%, 18.0% and 17.7% in 2017, 2016 and 2015, respectively.

In 2017, excluding the costs listed above, costs fixed in nature decreased $4.8 million, or 3%, compared to 2016, primarily due to reduced professional and consulting fees and insurance expense, partially offset by higher technology costs. Costs that follow, to varying degrees, changes in transaction volumes and revenues also decreased $8.3 million, or 5%, mainly due to lower bad debt expense and decreased outside search fees and cost of sales expenses in ancillary services as a result of lower ancillary services revenues. Excluding the non-operating litigation-related expenses, costs that fluctuate independently of revenues decreased $0.7 million, or 2%, primarily due to lower general supplies expenses.

In 2016, excluding the costs listed above, costs fixed in nature were comparable to 2015 as increased costs related to third-party outsourcing provider fees were offset by decreases in rent and other occupancy expenses, technology costs, attorney and professional fees and insurance expenses. Costs that follow, to varying degrees, changes in transaction volumes and revenues increased $9.5 million, or 6%, mainly due to increases in outside search fees and fee attorney splits driven by higher title revenues. Excluding the non-operating litigation-related costs, costs that fluctuate independently of revenues decreased $9.8 million, or 19%, in 2016 compared to 2015, primarily due to reduced business promotion and marketing, travel and general legal expenses.

Title losses. Provisions for title losses, as a percentage of title operating revenues, were 5.1%, 4.8% and 5.6% in 2017, 2016 and 2015, respectively, including adjustments to certain large claims and escrow losses. The title loss ratio in any given year can be significantly influenced by new large claims incurred as well as adjustments to reserves for existing large claims. We continue to manage and resolve large claims prudently and in keeping with our commitments to our policyholders.
For the year ended December 31, 2017, title losses increased $5.4 million, or 6%, compared to 2016, primarily due to the loss reserve reductions recorded in 2016, as detailed below. In 2017, we recorded increases to policy loss reserves of approximately $3.3 million relating to our European and Australian businesses which were more than offset by favorable adjustments to policy loss reserves for our U.S. business.
For the year ended December 31, 2016, we recorded a $3.1 million decrease to the reserve for existing large losses and a $5.4 million policy loss reserve reduction relating to non-large policy losses as a result of favorable loss development experience. Title losses decreased $15.1 million, or 14%, in 2016 compared to the same period in 2015.

For the year ended December 31, 2015, we recorded $22.1 million of increases to existing large loss reserves relating to prior policy years, partially offset by a $17.5 million policy loss reserve reduction relating to non-large policy losses as a result of favorable loss development experience.

Excluding the impact of the reserve reductions and large losses (net of recoveries), title losses as a percent of title operating revenues were 5.1%, 5.2% and 5.4% in 2017, 2016 and 2015, respectively. Title losses paid were $84.2 million, $92.0 million and $123.6 million in 2017, 2016 and 2015, respectively. The 8% decrease in cash claims paid in 2017 compared to 2016 was primarily due to lower payments on large claims relating to prior policy years; as compared to the 26% decrease in cash claim payments in 2016 compared to 2015, which was primarily influenced by the favorable loss experience during 2016 and a $22.5 million payment in 2015 on a large prior policy year claim.

Our liability for estimated title losses as of December 31, 2017 and 2016 comprises both known claims and our IBNR. Known claims reserves are reserves related to actual losses reported to us. Our reserve for known claims comprises both claims related to title insurance policies as well as losses arising from escrow closing and funding operations due to fraud or error (which are recognized as expense when discovered). The amount of the reserve represents the aggregate, non-discounted future payments (net of recoveries) that we expect to incur on policy and escrow losses and in costs to settle claims.

Total title policy loss reserve balances at December 31 were as follows:

	2017	2016
	($ in millions)
Known claims	69.8	76.5
IBNR	411.2	386.1
Total estimated title losses	481.0	462.6

Title claims are generally incurred three to five years after policy issuance and the timing of payments on these claims can significantly impact the balance of known claims, since in many cases claims, may be open for several years before resolution and payment occur. As a result, the estimate of ultimate amount to be paid on any claim may be modified over that time period. As of December 31, 2017 and 2016, our reserve balance was above the actuarial midpoint of total estimated policy loss reserves.

Impairment of goodwill. During the year ended December 31, 2015, we recorded a non-cash $35.7 million impairment of goodwill relating to certain ancillary services and title businesses, primarily as a result of continued losses and reduced revenue and margin outlook, driven primarily by falling demand and contract pricing pressures. Refer also to Note 19 to our audited consolidated financial statements for details.

Depreciation and amortization. Depreciation and amortization expense decreased $4.2 million, or 14%, in 2017 compared to 2016, primarily due to lower amortization expense in 2017 as a result of the disposal of certain intangible assets in connection with the divestitures in ancillary services, as earlier discussed, and the higher depreciation expense recorded in 2016 resulting from accelerated depreciation charges relating to our exit from the delinquent loan servicing operations. Depreciation and amortization expense in 2016 was comparable to 2015.

Income taxes. Our effective tax rates for 2017, 2016 and 2015 were 23.5%, 26.1%, and (1,019.4)%, respectively, based on income (loss) before taxes, after deducting noncontrolling interests, of $63.6 million, $75.1 million and $(0.6) million, respectively. Our 2017 effective tax rate included $6.6 million of net income tax benefits relating to the effects of the recently-enacted Tax Cuts and Jobs Act (the 2017 Act) and $2.2 million of income tax benefits relating to previously unrecognized research and development tax credits. Our 2016 effective tax rate reflected a $4.1 million income tax benefit for the 2015 return-to-provision and true-up adjustments and $3.4 million of income tax benefit relating to previously unrecognized research and development tax credits. Our 2015 effective tax rate resulted principally from the $35.7 million goodwill impairment recorded during the year 2015, of which $20.3 million was not subject to tax benefits, combined with the effects of minimal pretax earnings for that year.

Refer to Note 7 to our audited consolidated financial statements for details on the impact of the 2017 Act.

Contractual obligations. Our material contractual obligations at December 31, 2017 were:

	Payments due by period ($ millions)
	Within 1 year	Over 1 to 3 years	Over 3 to 5 years	More than 5 years	Total
Credit facility	—	98.9	—	—	98.9
Other notes payable	7.4	3.0	—	—	10.4
Operating leases	52.1	67.2	30.0	17.8	167.1
Estimated title losses	105.8	168.4	86.6	120.2	481.0
	165.3	337.5	116.6	138.0	757.4

Material contractual obligations consist primarily of amounts drawn on our line of credit facility (which expires in October 2019), other notes payable, operating leases and estimated title losses. The timing above for payments of notes payable is based upon contractually stated payment terms of each debt agreement. Operating leases are primarily for office space and expire over the next eleven years. The timing shown above for the payments of estimated title losses is not set by contract. Rather, it is projected based on historical payment patterns. The actual timing of estimated title loss payments may vary materially from the above projection since claims, by their nature, are complex and paid over long periods of time.

LIQUIDITY AND CAPITAL RESOURCES
Our liquidity and capital resources reflect our ability to generate cash flow to meet our obligations to shareholders, customers (payments to satisfy claims on title policies), vendors, employees, lenders and others. As of December 31, 2017, our cash and investments, including amounts reserved pursuant to statutory requirements, aggregated $883.9 million ($378.8 million, net of statutory reserves on cash and investments). Of our total cash and investments at December 31, 2017, $603.2 million ($307.7 million, net of statutory reserves) was held in the United States and the rest internationally, principally in Canada.
Cash held at the parent company totaled $11.6 million at December 31, 2017. As a holding company, the parent company is funded principally by cash from its subsidiaries in the form of dividends, operating and other administrative expense reimbursements and pursuant to intercompany tax sharing agreements. The expense reimbursements are paid in accordance with management agreements, approved by the Texas Department of Insurance (TDI), among us and our subsidiaries. In addition to funding operating expenses, cash held at the parent company is used for dividend payments to common stockholders and for stock repurchases, if any. To the extent such uses exceed cash available, the parent company is dependent on distributions from its regulated title insurance underwriter, Stewart Title Guaranty Company (Guaranty).

A substantial majority of our consolidated cash and investments as of December 31, 2017 was held by Guaranty and its subsidiaries. The use and investment of these funds, dividends to the parent company, and cash transfers between Guaranty and its subsidiaries and the parent company are subject to certain legal and regulatory restrictions. In general, Guaranty may use its cash and investments in excess of its legally-mandated statutory premium reserve (established in accordance with requirements under Texas law) to fund its insurance operations, including claims payments. Guaranty may also, subject to certain limitations, provide funds to its subsidiaries (whose operations consist principally of field title offices and ancillary services operations) for their operating and debt service needs.

We maintain investments in accordance with certain statutory requirements in the states of domicile of our underwriters for the funding of statutory premium reserves. Statutory premium reserves, which approximated $490.8 million and $485.4 million at December 31, 2017 and 2016, respectively, are required to be fully funded and invested in high-quality securities and short-term investments. Statutory reserve funds are not available for current claim payments, which must be funded from current operating cash flow. In addition, included within cash and cash equivalents are statutory reserve funds of approximately $14.2 million and $13.9 million at December 31, 2017 and 2016, respectively. Although these cash statutory reserve funds are not restricted or segregated in depository accounts, they are required to be held pursuant to state statutes. If the Company fails to maintain minimum investments or cash and cash equivalents sufficient to meet statutory requirements, the Company may be subject to fines or other penalties, including potential revocation of its business license. As of December 31, 2017, our known claims reserve totaled $69.8 million and our estimate of claims that may be reported in the future, under generally accepted accounting principles, totaled $411.2 million. In addition to this, we had cash and investments (excluding equity method investments) of $268.0 million which are available for underwriter operations, including claims payments.

The ability of Guaranty to pay dividends to its parent is governed by Texas insurance law. The TDI must be notified of any dividend declared, and any dividend in excess of the statutory maximum of 20% of surplus (approximately $102.0 million and $108.5 million for 2017 and 2018, respectively) would be, by regulation, considered extraordinary and subject to pre-approval by the TDI. Also, the Texas Insurance Commissioner may raise an objection to a planned distribution during the notification period. Guaranty’s actual ability or intent to pay dividends to its parent may be constrained by business and regulatory considerations, such as the impact of dividends on surplus and the liquidity ratio, which could affect its ratings and competitive position, the amount of insurance it can write and its ability to pay future dividends. As of December 31, 2017, our liquidity ratio for our principal underwriter was 107% based on its statutory balance sheet. Our internal objective is to maintain a ratio of at least 100%, as we believe that ratio is crucial to our competitiveness in the market and our insurer financial strength ratings. On an ongoing basis, this ratio will largely guide our decisions as to frequency and magnitude of dividends from Guaranty to the parent company. Further, depending on business and regulatory conditions, we may in the future need to retain cash in Guaranty or even raise cash in the capital markets to contribute to it in order to maintain its ratings or statutory capital position. Such a requirement could be the result of investment losses, reserve charges, adverse economic environment operating conditions or changes in interpretation of statutory accounting requirements by regulators. Guaranty paid dividends of $20.0 million to its parent during each of 2017 and 2016.

As the parent company conducts no operations apart from its wholly-owned subsidiaries, the discussion below focuses on consolidated cash flows.

	2017	2016	2015
	($ millions)
Net cash provided by operating activities	108.1	123.0	80.5
Net cash used by investing activities	(103.9)	(56.8)	(68.8)
Net cash used by financing activities	(43.6)	(59.3)	(25.6)

Operating activities. Our principal sources of cash from operations are premiums on title policies and revenue from title service-related transactions, ancillary services and other operations. Our independent agencies remit cash to us net of their contractual retention. Our principal cash expenditures for operations are employee costs, operating costs and title claims payments.

Cash provided by operations in 2017 decreased by approximately $14.9 million to $108.1 million, compared to 2016, primarily as a result of the lower 2017 net income and lower collections on accounts receivable, partially offset by lower payments on claims. Cash provided by operations in 2016 increased by approximately $42.5 million to $123.0 million compared to 2015. This increase was primarily the result of the higher net income and lower payment on claims in 2016.

Cash payments on title claims in 2017, 2016 and 2015 were $84.2 million, $92.0 million and $123.6 million, respectively. The decrease in cash claims payments in 2017, compared to the prior year, was primarily the result of reduced payments on large claims; while the decrease in cash claims payments in 2016, compared to 2015, was primarily due to the $22.5 million payment in 2015 to fully resolve a large prior policy year claim. Claim payments made on large title claims, net of insurance recoveries, during 2017, 2016 and 2015 were $7.3 million, $14.6 million and $48.4 million, respectively.

Although our business is labor intensive, we are focused on a cost-effective, scalable business model which includes utilization of technology, centralized back and middle office functions and business process outsourcing. Our approach allows us to adjust more easily to seasonal and cyclical fluctuations in transaction volumes. We are continuing our emphasis on cost management, specifically focusing on lowering unit costs of production, which will result in improved margins. Our plans to improve margins also include additional automation of manual processes, and further consolidation of our various systems and production operations. We are currently investing in the technology necessary to accomplish these goals.
Investing activities. Cash used by investing activities was primarily driven by purchases of investments, capital expenditures and acquisition of subsidiaries, offset by proceeds from matured and sold investments. Total proceeds from available-for-sale investments sold and matured amounted to $110.9 million, $108.2 million and $111.5 million, while cash used for purchases of available-for-sale investments approximated $179.7 million, $166.4 million and $147.7 million in 2017, 2016 and 2015, respectively. Cash (used) generated by net (purchases) sales of short-term investments amounted to $(2.2) million, $17.5 million and $(14.7) million in 2017, 2016 and 2015, respectively.

During 2017, we used $17.8 million of cash for acquisitions of new subsidiaries, while cash used for purchases of property and equipment amounted to $16.4 million. Cash used for purchases of property and equipment during 2016 and 2015 was $18.2 million and $19.7 million, respectively. We maintain investment in capital expenditures at a level that enables us to implement technologies for increasing our operational and back-office efficiencies and to pursue growth in key markets.

Financing activities and capital resources. Total debt and stockholders’ equity were $109.3 million and $678.8 million, respectively, as of December 31, 2017. Of the total notes payable activity during 2017, 2016 and 2015, proceeds of $40.4 million, $37.8 million and $7.7 million, respectively, and payments of $42.7 million, $31.2 million and $12.4 million, respectively, were related to short-term loan agreements in connection with our Section 1031 tax-deferred property exchange business. Also during 2017, 2016 and 2015, we drew $16.0 million, $20.0 million and $45.0 million, respectively, from our $125.0 million line of credit facility and repaid $10.0 million, $25.1 million and $7.0 million, respectively, on the line of credit facility. Refer to Note 10 to our audited consolidated financial statements for details on the line of credit facility. Our debt-to-equity ratio at December 31, 2017, excluding our Section 1031 notes, was approximately 15.5%, below the 20% we have set as our unofficial internal limit on leverage.

During 2017, 2016 and 2015, we paid total dividends of $1.20, $1.20 and $0.80 per common share, which aggregated $28.1 million, $27.8 million and $18.0 million, respectively. In 2016, we paid $12.0 million in cash as part of the consideration in exchange for the retirement of the outstanding Class B Common Stock shares in relation to the Class B Exchange Agreement approved by our stockholders.

There were no stock repurchases during 2017 and 2016, except for repurchases of approximately 17,300 shares (aggregate purchase price of approximately $0.7 million) and 22,800 shares (aggregate purchase price of approximately $1.1 million), respectively, related to the statutory income tax withholding on the vesting of restricted share grants to executives and senior management. During 2015, we acquired approximately 762,000 shares of our Common Stock for an aggregate purchase price of approximately $28.0 million pursuant to a previous stock repurchase program.

Effect of changes in foreign currency rates. The effect of changes in foreign currency rates on the consolidated statements of cash flows was a net increase (decrease) in cash and cash equivalents of $3.7 million, $(0.1) million and $(7.7) million in 2017, 2016 and 2015, respectively. Our principal foreign operating unit is in Canada, and, on average, the value of the Canadian dollar relative to the U.S. dollar appreciated during 2017 and 2016, and decreased during 2015.

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

Other-than-temporary impairments of investments. During 2017 and 2016, no impairment was recorded on any of our investments. Additionally, during 2015, we recognized $2.7 million of other-than-temporary impairment on certain equity securities available-for-sale.

Other comprehensive income (loss). Unrealized gains and losses on investments and changes in foreign currency exchange rates are reported net of deferred taxes in accumulated other comprehensive (loss) income, a component of stockholders’ equity, until realized. In 2017, net unrealized investment losses of $0.3 million, net of taxes, which decreased our other comprehensive income, were primarily related to temporary decreases in fair values of foreign bond and equity securities investments, partially offset by the increase in fair values of municipal and corporate investments. Changes in foreign currency exchange rates, primarily related to our Canadian operations, increased other comprehensive income by $8.4 million, net of taxes, in 2017.

In 2016, net unrealized investment losses of $1.6 million, net of taxes, which increased our other comprehensive loss, were primarily related to temporary decreases in fair values of municipal, corporate and foreign bond investments, partially offset by the increase in fair values of equity securities investments. Changes in foreign currency exchange rates, primarily related to our Canadian operations, increased other comprehensive loss by $3.4 million, net of taxes, in 2016.

In 2015, net unrealized investment losses of $5.4 million, net of taxes, which increased our other comprehensive loss, were primarily related to temporary decreases in fair values of corporate and government bond investments and equity securities, partially offset by the increase in fair values of municipal bond investments. Changes in foreign currency exchange rates, primarily related to our Canadian operations, increased other comprehensive loss by $11.1 million, net of taxes, in 2015.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
The discussion below about our risk management strategies includes forward-looking statements that are subject to risks and uncertainties. Management’s projections of hypothetical net losses in the fair values of our market rate-sensitive financial instruments, should certain potential changes in market rates occur, are presented below. While we believe that the potential market rate changes are possible, actual rate changes could differ from our projections. Although we are exposed to a currency exchange rate risk for our foreign operations, this risk is not material to Stewart’s financial condition or results of operations.
The material market risk in our investments in financial instruments is related to our debt securities portfolio. We invest primarily in municipal, corporate, foreign and U.S. Government debt securities. Our investments in equity securities represent approximately only 5% of our total investments in available-for-sale securities and we do not invest in financial instruments of a derivative or hedging nature.
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
Investments in debt securities at December 31, 2017 mature, according to their contractual terms, as follows (actual maturities may differ because of call or prepayment rights):

	Amortized costs	Fair values
	($ thousands)
In one year or less	35,974	36,092
After one year through two years	48,843	49,056
After two years through three years	98,194	98,751
After three years through four years	107,851	109,341
After four years through five years	103,850	105,058
After five years	270,934	273,143
	665,646	671,441

We believe our investment portfolios are diversified and do not expect any material loss to result from the failure to perform by issuers of the debt securities we hold. Our investments are not collateralized. Foreign debt securities primarily include Canadian government and corporate bonds with aggregate fair values of $198.7 million and $139.6 million as of December 31, 2017 and 2016, respectively. Also included in foreign debt securities are United Kingdom treasury and corporate bonds with aggregate fair values of $24.5 million and $22.6 million as of December 31, 2017 and 2016, respectively.
Based on our foreign debt securities portfolio and foreign currency exchange rates at December 31, 2017, a 100 basis-point increase (decrease) in foreign currency exchange rates would result in an increase (decrease) of approximately $2.2 million in the fair value of our foreign debt securities portfolio. We do not currently employ hedging strategies with respect to foreign currency risk as we do not consider this risk as material to the Company. In addition, our international businesses conduct substantially all of their operations in their respective local currencies. Changes in foreign currency exchange rates may affect the fair value of the debt securities portfolio and may result in unrealized gains or losses.
Based on our debt securities portfolio and interest rates at December 31, 2017, a 100 basis-point increase (decrease) in interest rates would result in a decrease (increase) of approximately $30.7 million, or 4.6%, in the fair value of our portfolio. Changes in interest rates may affect the fair value of the debt securities portfolio and may result in unrealized gains or losses.
Unrealized gains or losses on investments from changes in foreign currency exchange rates or interest rates would only be realized upon the sale of such investments. Any other-than-temporary declines in fair values of securities are charged to operations.

Item 8. Financial Statements and Supplementary Data
The information required to be provided in this item is included in our audited consolidated financial statements, including the Notes thereto, beginning on page F-1 of this report, and such information is incorporated in this report by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Our principal executive officer and principal financial officer are responsible for establishing and maintaining disclosure controls and procedures. They evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2017 and have concluded that, as of such date, our disclosure controls and procedures are adequate and effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) and 15d-15(f)). Our internal control over financial reporting is a process, under the supervision of our principal executive officer and principal financial officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this assessment, management believes that, as of December 31, 2017, our internal control over financial reporting is effective based on those criteria.

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

See page F-3 for the Report of Independent Registered Public Accounting Firm on our effectiveness of internal control over financial reporting.
There has been no change in our internal control over financial reporting during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As a result, no corrective actions were required or undertaken.

Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Information regarding our directors and management team will be included in our proxy statement for our 2018 Annual Meeting of Stockholders (Proxy Statement), to be filed within 120 days after December 31, 2017, and is incorporated in this report by reference.
Our Board of Directors and Management Team as of February 28, 2018 are:

Board of Directors:
Thomas G. Apel	Chairman of the Board of the Company and CEO of VLN, Inc.
Arnaud Ajdler	Managing Partner of Engine Capital LP
Clifford Allen Bradley, Jr.	Former Chairman of the board and CEO of Amerisafe, Inc.
James Chadwick	Director of Ancora Advisors LLC
Glenn C. Christenson	Managing Director of Velstand Investments, LLC
Robert L. Clarke	Of Counsel, Bracewell LLP
Frederick H. Eppinger	Director of Centene Corp. and former President and CEO of The Hanover Insurance Group, Inc.
Matthew W. Morris	Chief Executive Officer of Stewart
Clifford Press	Partner and Managing Member of Oliver Press Partners, LLC

Management Team:
Matthew W. Morris	Chief Executive Officer
John L. Killea	President, Chief Legal Officer and Chief Compliance Officer
David C. Hisey	Chief Financial Officer, Secretary and Treasurer
John Magness	Chief Corporate Development Officer
Brad Rable	Chief Information Officer
Ann Manal	Chief Human Resources Officer
Patrick Beall	Group President
David A. Fauth	Group President
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
Brian K. Glaze, Controller and Principal Accounting Officer

Date: February 28, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on our behalf on February 28, 2018 by the following Directors:

/s/ Thomas G. Apel	/s/ James Chadwick	/s/ Frederick H. Eppinger
(Thomas G. Apel)	(James Chadwick)	(Frederick H. Eppinger)

/s/ Arnaud Ajdler	/s/ Glenn C. Christenson	/s/ Matthew W. Morris
(Arnaud Ajdler)	(Glenn C. Christenson)	(Matthew W. Morris)

/s/ Clifford Allen Bradley Jr.	/s/ Robert L. Clarke	/s/ Clifford Press
(Clifford Allen Bradley)	(Robert L. Clarke)	(Clifford Press)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors
Stewart Information Services Corporation:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Stewart Information Services Corporation and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive income (loss), cash flows, and equity for each of the years in the three‑year period ended December 31, 2017, the related notes and financial statement schedules as listed in the accompanying index (collectively, the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 1980.

Houston, Texas
February 28, 2018

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors
Stewart Information Services Corporation:

Opinion on Internal Control Over Financial Reporting
We have audited Stewart Information Services Corporation and subsidiaries’ (the "Company") internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive income (loss), cash flows, and equity for each of the years in the three-year period ended December 31, 2017, the related notes, and financial statement schedules as listed in the accompanying index (collectively, the "consolidated financial statements"), and our report dated February 28, 2018 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

Houston, Texas
February 28, 2018

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Years Ended December 31,
	2017	2016	2015
	($000 omitted, except per share)
Revenues
Title insurance:
Direct operations	862,392	894,313	897,118
Agency operations	1,016,356	1,009,797	991,332
Ancillary services	55,837	84,271	129,954
Operating revenues	1,934,585	1,988,381	2,018,404
Investment income	18,932	18,925	16,850
Realized investment and other gains (losses) – net	2,207	(666)	(1,369)
	1,955,724	2,006,640	2,033,885
Expenses
Amounts retained by agencies	837,100	826,022	809,564
Employee costs	566,178	604,353	658,266
Other operating expenses	351,511	363,986	381,954
Title losses and related claims	96,532	91,147	106,265
Impairment of goodwill	—	—	35,749
Depreciation and amortization	25,878	30,044	30,298
Interest	3,458	3,062	2,096
	1,880,657	1,918,614	2,024,192
Income before taxes and noncontrolling interests	75,067	88,026	9,693
Income tax expense	14,921	19,605	5,650
Net income	60,146	68,421	4,043
Less net income attributable to noncontrolling interests	11,487	12,943	10,247
Net income (loss) attributable to Stewart	48,659	55,478	(6,204)

Net income	60,146	68,421	4,043
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	8,354	(3,367)	(11,145)
Change in unrealized net gains on investments	1,766	354	(3,741)
Reclassification adjustment for net gains included in net income	(2,086)	(1,911)	(1,626)
Other comprehensive income (loss), net of taxes	8,034	(4,924)	(16,512)
Comprehensive income (loss)	68,180	63,497	(12,469)
Less comprehensive income attributable to noncontrolling interests	11,487	12,943	10,247
Comprehensive income (loss) attributable to Stewart	56,693	50,554	(22,716)

Basic average shares outstanding (000)	23,445	23,364	23,544
Basic earnings (loss) per share attributable to Stewart	2.08	1.86	(0.26)
Diluted average shares outstanding (000)	23,597	23,472	23,544
Diluted earnings (loss) per share attributable to Stewart	2.06	1.85	(0.26)
See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2017	2016
	($000 omitted)
Assets
Cash and cash equivalents	150,079	185,772
Short-term investments	24,463	22,239
Investments in debt and equity securities available-for-sale, at fair value:
Statutory reserve funds	490,824	485,409
Other	218,531	146,094
	709,355	631,503
Receivables:
Premiums from agencies	27,903	31,246
Trade and other	51,299	41,897
Income taxes	1,267	4,878
Notes	3,203	3,402
Allowance for uncollectible amounts	(5,156)	(9,647)
	78,516	71,776
Property and equipment, at cost:
Land	3,991	3,991
Buildings	22,849	22,529
Furniture and equipment	226,461	217,105
Accumulated depreciation	(186,279)	(173,119)
	67,022	70,506
Title plants, at cost	74,237	75,313
Investments in investees, on an equity method basis	9,202	9,796
Goodwill	231,428	217,094
Intangible assets, net of amortization	9,734	10,890
Deferred tax assets, net	4,186	3,860
Other assets	47,664	42,975
	1,405,886	1,341,724
Liabilities
Notes payable	109,312	106,808
Accounts payable and accrued liabilities	117,740	115,640
Estimated title losses	480,990	462,572
Deferred tax liabilities, net	19,034	7,856
	727,076	692,876
Contingent liabilities and commitments
Stockholders’ equity
Common Stock – $1 par, authorized 50,000,000; issued 24,071,683 and 23,783,440; outstanding 23,719,522 and 23,431,279, respectively	24,072	23,783
Additional paid-in capital	159,954	157,176
Retained earnings	491,698	471,788
Accumulated other comprehensive (loss) income:
Foreign currency translation adjustments	(8,373)	(16,727)
Net unrealized gains on investments available-for-sale	7,526	7,846
Treasury stock – 352,161 common shares, at cost, for 2017 and 2016	(2,666)	(2,666)
Total stockholders’ equity attributable to Stewart	672,211	641,200
Noncontrolling interests	6,599	7,648
Total stockholders’ equity	678,810	648,848
	1,405,886	1,341,724
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2017	2016	2015
	($000 omitted)
Reconciliation of net income to cash provided by operating activities:
Net income	60,146	68,421	4,043
Add (deduct):
Depreciation and amortization	25,878	30,044	30,298
Provision for bad debt	207	3,349	3,396
Realized investment and other (gains) losses – net	(2,207)	666	1,369
Amortization of net premium on investments available-for-sale	6,806	7,215	6,540
Payments for title losses less than (in excess of) provisions	12,937	(1,056)	(17,154)
Adjustments for insurance recoveries of title losses	(654)	(173)	213
Impairment of goodwill	—	—	35,749
(Increase) decrease in receivables – net	(6,910)	7,759	12,894
(Increase) decrease in other assets – net	(4,512)	391	3,073
Increase (decrease) in payables and accrued liabilities – net	1,933	(3,888)	2,088
Decrease (increase) in net deferred income taxes	8,328	7,446	(5,800)
Net income from equity investees	(2,163)	(2,834)	(3,579)
Dividends received from equity investees	2,493	2,640	3,811
Stock based compensation expense	5,303	2,982	4,445
Other – net	483	—	(872)
Cash provided by operating activities	108,068	122,962	80,514
Investing activities:
Proceeds from investments available-for-sale sold	76,942	81,091	69,280
Proceeds from investments available-for-sale matured	33,912	27,125	42,195
Purchases of investments available-for-sale	(179,732)	(166,444)	(147,697)
Net (purchases) sales of short-term investments	(2,224)	17,468	(14,664)
Purchases of property and equipment, title plants and real estate	(16,396)	(18,155)	(19,658)
Proceeds from the sale of land, buildings, property and equipment, and real estate	502	692	4,214
Net cash (paid for acquisition) received from disposal of subsidiaries and other assets	(17,359)	1,268	(3,958)
Other – net	458	181	1,497
Cash used by investing activities	(103,897)	(56,774)	(68,791)
Financing activities:
Proceeds from notes payable	56,493	57,758	52,651
Payments on notes payable	(56,467)	(60,339)	(22,494)
Purchase of remaining interest of consolidated subsidiaries	(1,810)	(991)	(209)
Cash dividends paid	(28,135)	(27,840)	(18,010)
Cash paid on Class B Common Shares conversion	—	(12,000)	—
Distributions to noncontrolling interests	(11,651)	(12,961)	(9,706)
Repurchases of Common Stock	(727)	(1,053)	(27,950)
Payment of contingent consideration related to an acquisition	(1,298)	(2,002)	—
Other - net	—	86	168
Cash used by financing activities	(43,595)	(59,342)	(25,550)
Effects of changes in foreign currency exchange rates	3,731	(141)	(7,664)
(Decrease) increase in cash and cash equivalents	(35,693)	6,705	(21,491)
Cash and cash equivalents at beginning of year	185,772	179,067	200,558
Cash and cash equivalents at end of year	150,079	185,772	179,067

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2017	2016	2015
	($000 omitted)
Supplemental information:
Net changes in financial statement amounts due to purchase and disposal of subsidiaries and other assets:
Goodwill acquired (disposed)	14,334	(628)	7,220
Intangible assets acquired (disposed)	2,598	(1,730)	38
Receivables and other assets disposed	(60)	(1,272)	—
Liabilities disposed (recognized)	327	(499)	(3,300)
Net realized loss on the disposal	160	2,861	—
Net cash paid for acquisition (received from disposal) of subsidiaries and other assets	17,359	(1,268)	3,958
Assets purchased through capital lease obligations	2,477	6,990	1,062
Income taxes – net (refunded) paid	(1,642)	15,265	14,982
Interest paid	3,466	3,020	1,873
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF EQUITY

	Common and Class B Common Stock ($1 par value) (Note 12)	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained Earnings	Treasury stock	Noncontrolling interests	Total
	($000 omitted)
Balances at January 1, 2015	24,358	179,205	12,555	479,733	(2,666)	7,268	700,453
Net loss attributable to Stewart	—	—	—	(6,204)	—	—	(6,204)
Dividends on Common Stock ($0.80 per share)	—	—	—	(18,010)	—	—	(18,010)
Stock bonuses and other (including tax effects)	93	4,758	—	—	—	—	4,851
Exercise of stock options	4	126	—	—	—	—	130
Stock repurchases	(762)	(27,188)	—	—	—	—	(27,950)
Purchase of remaining interest of consolidated subsidiary	—	(209)	—	—	—	—	(209)
Net change in unrealized gains and losses on investments (net of tax)	—	—	(3,741)	—	—	—	(3,741)
Net realized gain reclassification (net of tax)	—	—	(1,626)	—	—	—	(1,626)
Foreign currency translation (net of tax)	—	—	(11,145)	—	—	—	(11,145)
Net income attributable to noncontrolling interests	—	—	—	—	—	10,247	10,247
Distributions to noncontrolling interests	—	—	—	—	—	(9,706)	(9,706)
Net effect of changes in ownership and other	—	—	—	—	—	38	38
Balances at December 31, 2015	23,693	156,692	(3,957)	455,519	(2,666)	7,847	637,128
Cumulative effect adjustment on adoption of ASU 2016-09 (Note 12)	—	(631)	—	631	—	—	—
Net income attributable to Stewart	—	—	—	55,478	—	—	55,478
Dividends on Common Stock ($1.20 per share)	—	—	—	(27,840)	—	—	(27,840)
Cash paid on Class B Common Shares conversion	—	—	—	(12,000)	—	—	(12,000)
Stock bonuses and other (including tax effects)	110	2,872	—	—	—	—	2,982
Exercise of stock options	3	83	—	—	—	—	86
Stock repurchases	(23)	(1,030)	—	—	—	—	(1,053)
Purchase of remaining interest of consolidated subsidiary	—	(810)	—	—	—	(181)	(991)
Net change in unrealized gains and losses on investments (net of tax)	—	—	354	—	—	—	354
Net realized gain reclassification (net of tax)	—	—	(1,911)	—	—	—	(1,911)
Foreign currency translation (net of tax)	—	—	(3,367)	—	—	—	(3,367)
Net income attributable to noncontrolling interests	—	—	—	—	—	12,943	12,943
Distributions to noncontrolling interests	—	—	—	—	—	(12,961)	(12,961)
Balances at December 31, 2016	23,783	157,176	(8,881)	471,788	(2,666)	7,648	648,848
Net income attributable to Stewart	—	—	—	48,659	—	—	48,659
Dividends on Common Stock ($1.20 per share)	—	—	—	(28,749)	—	—	(28,749)
Stock bonuses and other (including tax effects)	306	4,997	—	—	—	—	5,303
Stock repurchases	(17)	(710)	—	—	—	—	(727)
Purchase of remaining interest of consolidated subsidiary	—	(1,509)	—	—	—	(301)	(1,810)
Net change in unrealized gains and losses on investments (net of tax)	—	—	1,766	—	—	—	1,766
Net realized gain reclassification (net of tax)	—	—	(2,086)	—	—	—	(2,086)
Foreign currency translation (net of tax)	—	—	8,354	—	—	—	8,354
Net income attributable to noncontrolling interests	—	—	—	—	—	11,487	11,487
Distributions to noncontrolling interests	—	—	—	—	—	(11,651)	(11,651)
Net effect of changes in ownership and other	—	—	—	—	—	(584)	(584)
Balances at December 31, 2017	24,072	159,954	(847)	491,698	(2,666)	6,599	678,810
See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Years Ended December 31, 2017

NOTE 1

General. Stewart Information Services Corporation, through its subsidiaries (collectively, the Company), is primarily engaged in the business of providing title insurance and real estate transaction related services. The Company is a global real estate services company, offering products and services through its directly owned policy-issuing offices, network of independent agencies and other businesses within the Company. The Company provides its products and services to homebuyers and sellers; residential and commercial real estate professionals; mortgage lenders and servicers; title agencies and real estate attorneys; and home builders. The Company also provides services to large mortgage lenders and servicers, mortgage brokers and mortgage investors which are primarily related to appraisal and valuation services (referred to as ancillary services operations). The Company operates in the United States (U.S.) and internationally, primarily in Canada, the United Kingdom, Australia and Central Europe. Approximately 48% of consolidated title revenues for the year ended December 31, 2017 were generated in Texas, New York, California, Florida and international markets (principally Canada).

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

D. Statutory accounting. Stewart Title Guaranty Company (Guaranty) and other title insurance underwriters owned by the Company prepare financial statements in accordance with statutory accounting practices prescribed or permitted by regulatory authorities. In conforming the statutory financial statements to GAAP, statutory premium reserves and reserves for known title losses are eliminated and, in substitution, amounts are established for estimated title losses (Note 1F), for which the net effect, after providing for income taxes, is included in the consolidated statements of operations and comprehensive income (loss). Additionally, the investments in debt securities available-for-sale, which are carried at amortized cost for statutory accounting, are reported at fair value and the net unrealized gains and losses, net of applicable deferred taxes, on the investments are included as a component of accumulated other comprehensive income (loss) within stockholders’ equity.

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

Revenues generated by the Company's ancillary services operations are generally considered earned at the time the related service is performed or the product is delivered to the customer.

F. Title losses and related claims. The Company’s method for recording reserves for title losses on both an interim and annual basis begins with the calculation of its current loss provision rate, which is applied to the Company’s current premiums resulting in a title loss expense for the period. This loss provision rate is set to provide for estimated losses on current year policies and is determined using moving average ratios of recent actual policy loss payment experience (net of recoveries) to premium revenues.

At each quarter end, the Company’s recorded reserve for title losses begins with the prior period’s reserve balance for claim losses, adds the current period provision to that balance and subtracts actual paid claims, resulting in an amount that management compares to its actuarially-based calculation of the ending reserve balance necessary to provide for future reported title losses. The actuarially-based calculation is a paid loss development calculation where loss development factors are selected based on company data and input from the Company’s third-party actuaries. The Company also obtains input from third-party actuaries in the form of a reserve analysis utilizing generally accepted actuarial methods. While the Company is responsible for determining its loss reserves, it utilizes this actuarial input to assess the overall reasonableness of its reserve estimation. If the Company’s recorded reserve amount is not at the third-party actuarial point estimate, but is within a reasonable range (+5.0%/-4.0%) of its actuarially-based reserve calculation and the actuary’s point estimate, the Company’s management assesses the major factors contributing to the different reserve estimates in order to determine the overall reasonableness of its recorded reserve, as well as the position of the recorded reserves relative to the point estimate and the estimated range of reserves. The major factors considered can change from period to period and include items such as current trends in the real estate industry (which management can assess although there is a time lag in the development of this data for use by the actuary), the size and types of claims reported and changes in the Company’s claims management process. If the recorded amount is not within a reasonable range of the Company’s third-party actuary’s point estimate, the Company will adjust the recorded reserves in the current period and reassess the provision rate on a prospective basis. Once the Company’s reserve for title losses is recorded, it is reduced in future periods as a result of claims payments and may be increased or reduced by revisions to the Company’s estimate of the overall level of required reserves.

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

I. Investments in debt and equity securities. The investment portfolio is classified as available-for-sale. Realized gains and losses on sales of investments are determined using the specific identification method. Net unrealized gains and losses on investments available-for-sale, net of applicable deferred taxes, are included as a component of accumulated other comprehensive income (loss) within stockholders’ equity. At the time unrealized gains and losses become realized, they are reclassified from accumulated other comprehensive income (loss) using the specific identification method. Other-than-temporary declines in fair values of investments available-for-sale are charged to income.

J. Property and equipment. Depreciation is principally computed using the straight-line method using the following estimated useful lives: buildings – 30 to 40 years and furniture and equipment – 3 to 10 years. Maintenance and repairs are expensed as incurred while improvements are capitalized. Gains and losses are recognized at disposal.

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

L. Goodwill. Goodwill is not amortized, but is reviewed annually during the third quarter using June 30 balances, or whenever occurrences of events indicate a potential impairment at the reporting unit level. The Company evaluates goodwill based on four reporting units with goodwill balances - direct operations, agency operations, international operations and ancillary services.

Under GAAP, the Company has an option to assess qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. In performing the qualitative assessment, the Company considers factors that include macroeconomic conditions, industry and market considerations, overall actual and expected financial performance, market perspective on the Company, as well as other relevant events and circumstances determined by management. The Company evaluates the weight of each factor to determine whether an impairment more-likely-than-not exists. If the Company decides not to use a qualitative assessment or if the reporting unit fails the qualitative assessment, the quantitative impairment analysis is performed.

The quantitative analysis involves the comparison of the fair value of each reporting unit to its carrying amount. The goodwill impairment is calculated as the excess of the reporting unit's carrying amount over the estimated fair value and is charged to current operations. While the Company is responsible for assessing whether an impairment of goodwill exists, inputs from third-party appraisers are utilized in performing the quantitative analysis. The Company estimates the fair value using a combination of the income approach (discounted cash flow (DCF) technique) and the market approach (guideline company and precedent transaction analyses). The DCF model utilizes historical and projected operating results and cash flows, initially driven by estimates of changes in future revenue levels, and risk-adjusted discount rates. Projected operating results are primarily driven by anticipated mortgage originations, which are obtained from projections by industry experts, for the title reporting units and expected contractual revenues for the ancillary services reporting unit. Fluctuations in revenues, followed by the ability to appropriately adjust employee count and other operating expenses, or large and unanticipated adjustments to title loss reserves, are the primary reasons for increases or decreases in the projected operating results. Market-based valuation methodologies utilize (i) market multiples of earnings and/or other operating metrics of comparable companies and (ii) the Company's market capitalization and a control premium based on market data and factors specific to ownership and corporate governance structure.

Goodwill is assigned to the reporting units at the time the goodwill is initially recorded. Once assigned to a reporting unit, the goodwill is pooled and no longer attributable to a specific acquisition. All activities within a reporting unit are available to support the carrying value of the goodwill. When a business component within a reporting unit is disposed, goodwill is allocated to the component based on the ratio of the component's fair value over the total fair value of the reporting unit.

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

N. Other long-lived assets. The Company reviews the carrying values of title plants and other long-lived assets if certain events occur that may indicate impairment. An impairment of these long-lived assets is indicated when projected undiscounted cash flows over the estimated lives of the assets are less than carrying values. If impairment is indicated, the recorded amounts are written down to fair values. There were no significant impairment charges for long-lived assets during the three years ended December 31, 2017.

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

Also in January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment. To simplify the subsequent measurement of goodwill, the amendments in this ASU eliminate Step 2 from the two-step quantitative goodwill impairment test. Under this new guidance, the annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge, if determined applicable, should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss. This ASU does not amend the optional qualitative assessment of goodwill impairment. This ASU is effective for annual and interim periods beginning after December 15, 2019 and early adoption is allowed. The Company early adopted ASU 2017-04 effective January 1, 2017. The adoption did not result in any impact in 2017.
In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation: Scope of Modification Accounting, to clarify when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new standard, modification is required only if the fair value, the vesting conditions, or the classification of an award as equity or liability changes as a result of the change in terms or conditions. This ASU is effective for annual and interim periods beginning after December 15, 2017, with prospective application, and early adoption is allowed. The Company early adopted ASU 2017-09 effective June 1, 2017. The adoption did not result in any impact in 2017.

S. Recent significant accounting pronouncements not yet adopted. In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which eliminated the transaction-specific and industry-specific revenue recognition guidance under current GAAP and replaced it with a principles-based approach for determining revenue recognition. The new guidance sets forth the steps to be followed to recognize revenue: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 is effective on annual and interim periods beginning after December 15, 2017. The Company adopted ASU 2014-09 on January 1, 2018 and will utilize the cumulative effect method of adoption for its disclosures beginning the first quarter 2018. Based on management's assessment, the Company determined that ASU 2014-09, other than certain additional footnote disclosures, does not materially impact the accounting or reporting of the Company's revenue streams.

In February 2016, the FASB issued ASU 2016-02, Leases, which updated the current guidance related to leases. The new guidance includes the requirement for the lessee to recognize in the balance sheet a liability equal to the present value of contractual lease payments with terms of more than twelve months and a right-of-use asset representing the right to use the underlying asset for the lease term. Disclosures will be required by lessees to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. This ASU is effective for annual and interim periods beginning after December 15, 2018 and early adoption is allowed. The Company expects to adopt ASU 2016-02 on January 1, 2019 using the modified retrospective approach. The Company expects the adoption of ASU 2016-02 will result in material increases in the assets and liabilities reported on its consolidated balance sheets. As disclosed in Note 16, the undiscounted future contractual lease payments with terms of more than twelve months were approximately $167.1 million as of December 31, 2017. The Company expects the new ASU will likely have an insignificant impact on its consolidated statements of operations and cash flows. The Company is currently evaluating certain lease management and accounting systems and plans to begin system customization and implementation by mid 2018.

NOTE 2
Restrictions on cash and investments. The Company maintains investments in accordance with certain statutory requirements in the states of domicile of our underwriters for the funding of statutory premium reserves. Statutory reserve funds, which approximated $490.8 million and $485.4 million at December 31, 2017 and 2016, respectively, are required to be fully funded and invested in high-quality securities and short-term investments. In addition, included within cash and cash equivalents are statutory reserve funds of approximately $14.2 million and $13.9 million at December 31, 2017 and 2016, respectively. Although these cash statutory reserve funds are not restricted or segregated in depository accounts, they are required to be held pursuant to state statutes. If the Company fails to maintain minimum investments or cash and cash equivalents sufficient to meet statutory requirements, the Company may be subject to fines or other penalties, including potential revocation of its business license. These funds are not available for any other purpose. In the event that insurance regulators adjust the determination of the statutory premium reserves of the Company’s title insurers, these restricted funds as well as statutory surplus would correspondingly increase or decrease.
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

NOTE 3
Statutory surplus and dividend restrictions. Substantially all of the consolidated retained earnings at each year end were represented by Guaranty, which owns substantially all of the subsidiaries included in the consolidation. Guaranty cannot pay a dividend to its parent in excess of certain limits without the approval of the Texas Insurance Commissioner. The maximum dividend that can be paid after such approval in 2017 and 2018 is $102.0 million and $108.5 million, respectively. Guaranty paid dividends of $20.0 million, $20.0 million and $15.0 million in 2017, 2016, and 2015, respectively.

Dividends from Guaranty are also voluntarily restricted primarily to maintain statutory surplus and liquidity at competitive levels and to demonstrate significant claims payment ability. The ability of a title insurer to pay claims can significantly affect the decision of lenders and other customers when buying a policy from a particular insurer.
Surplus as regards policyholders (sum of statutory capital plus surplus) for Guaranty was $542.7 million and $509.9 million at December 31, 2017 and 2016, respectively. Statutory net income for Guaranty was $47.7 million, $53.6 million and $83.2 million in 2017, 2016 and 2015, respectively.
The amount of statutory capital and surplus necessary to satisfy regulatory requirements for Guaranty was $2.0 million (and in the aggregate less than $15.0 million for all of the Company’s underwriter subsidiaries) at December 31, 2017, and each of its underwriter entities was in compliance with such requirements as of December 31, 2017.

NOTE 4
Investments in debt and equity securities. Amortized costs and fair values at December 31, follow:

	2017		2016
	Amortized costs	Fair values	Amortized costs	Fair values
	($000 omitted)
Debt securities:
Municipal	71,581	72,669	72,284	72,432
Corporate	351,477	357,933	338,365	343,047
Foreign	229,750	228,237	165,735	167,027
U.S. Treasury Bonds	12,838	12,602	12,795	12,613
Equity securities	32,132	37,914	30,255	36,384
	697,778	709,355	619,434	631,503

The Company believes its investment portfolio is diversified and expects no material loss to result from the failure to perform by issuers of the debt securities it holds. Investments made by the Company are not collateralized. Foreign debt securities primarily include Canadian government and corporate bonds, with aggregate fair values of $198.7 million and $139.6 million as of December 31, 2017 and 2016, respectively, and United Kingdom treasury and corporate bonds with aggregate fair values of $24.5 million and $22.6 million as of December 31, 2017 and 2016, respectively.

Gross unrealized gains and losses at December 31, were:

	2017		2016
	Gains	Losses	Gains	Losses
	($000 omitted)
Debt securities:
Municipal	1,263	175	723	575
Corporate	6,953	497	6,871	2,189
Foreign	1,742	3,255	2,912	1,620
U.S. Treasury Bonds	—	236	4	186
Equity securities	6,367	585	6,800	671
	16,325	4,748	17,310	5,241

Debt securities at December 31, 2017 mature, according to their contractual terms, as follows (actual maturities may differ due to call or prepayment rights):

	Amortized costs	Fair values
	($000 omitted)
In one year or less	35,974	36,092
After one year through five years	358,738	362,206
After five years through ten years	221,792	221,994
After ten years	49,142	51,149
	665,646	671,441

Gross unrealized losses on investments and the fair values of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2017, were:

	Less than 12 months		More than 12 months		Total
	Losses	Fair values	Losses	Fair values	Losses	Fair values
	($000 omitted)
Debt securities:
Municipal	58	17,023	117	5,784	175	22,807
Corporate	386	81,632	111	4,926	497	86,558
Foreign	1,528	116,130	1,727	39,031	3,255	155,161
U.S. Treasury Bonds	53	5,830	183	6,772	236	12,602
Equity securities:	555	6,475	30	860	585	7,335
	2,580	227,090	2,168	57,373	4,748	284,463
The number of specific investment holdings in an unrealized loss position as of December 31, 2017 was 205, 36 securities of which were in unrealized loss positions for more than 12 months. Since the Company does not intend to sell and will more-likely-than-not maintain its investment in equity and debt securities until recovery of the fair value or amortized cost, respectively, these investments are not considered other-than-temporarily impaired. The Company also determined that there is no significant credit risk existing with its debt securities. The Company determined that there was no other-than-temporary impairment on its investments in available-for-sale securities during the years ended December 31, 2017 and 2016.
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

At December 31, 2017, financial instruments measured at fair value on a recurring basis are summarized below:

	Level 1	Level 2	Level 3	Fair value measurements
	($000 omitted)
Investments available-for-sale:
Debt securities:
Municipal	—	72,669	—	72,669
Corporate	—	357,933	—	357,933
Foreign	—	228,237	—	228,237
U.S. Treasury Bonds	—	12,602	—	12,602
Equity securities:	37,914	—	—	37,914
	37,914	671,441	—	709,355
At December 31, 2016, financial instruments measured at fair value on a recurring basis are summarized below:

	Level 1	Level 2	Level 3	Fair value measurements
	($000 omitted)
Investments available-for-sale:
Debt securities:
Municipal	—	72,432	—	72,432
Corporate	—	343,047	—	343,047
Foreign	—	167,027	—	167,027
U.S. Treasury Bonds	—	12,613	—	12,613
Equity securities:	36,384	—	—	36,384
	36,384	595,119	—	631,503

At December 31, 2017, Level 1 financial instruments consist of equity securities. Level 2 financial instruments consist of municipal, governmental, and corporate bonds, both U.S. and foreign. In accordance with the Company’s policies and guidelines which incorporate relevant statutory requirements, the Company’s third-party registered investment manager invests only in securities rated as investment grade or higher by the major rating services, where observable valuation inputs are significant. The fair value of the Company's investments in available-for-sale securities are primarily determined using a third-party pricing service provider. The third-party pricing service provider calculates the fair values using both market approach and model valuation methods, as well as pricing information obtained from brokers, dealers and custodians. Management ensures the reasonableness of the third-party service valuations by comparing them with pricing information from the Company's investment manager.

There were no transfers of investments between Level 1 and Level 2 during the three years ended December 31, 2017.

NOTE 6
Investment income and other gains and losses. Income from investments and gross realized investment and other gains and losses are detailed below:

	2017	2016	2015
	($000 omitted)
Investment income:
Debt securities	17,222	16,476	15,181
Short-term investments, cash equivalents and other	1,710	2,449	1,669
	18,932	18,925	16,850
Realized investment and other gains (losses) – net:
Realized gains	4,997	9,882	5,948
Realized losses	(2,790)	(10,548)	(7,317)
	2,207	(666)	(1,369)
Proceeds from the sales of investments available-for-sale were $76.9 million, $81.1 million and $69.3 million for the years ended December 31, 2017, 2016 and 2015, respectively. Expenses assignable to investment income were insignificant, and there were no significant investments that did not produce income for all years presented.
In 2017, realized investment and other gains - net included $3.2 million of net realized gains from the sale of investments available-for-sale, partially offset by $0.8 million of net realized loss due to an increase in the fair value of a contingent consideration liability related to a prior acquisition.
In 2016, realized investment and other losses - net included $3.4 million of realized loss related to the exit of a service offering and $3.3 million of realized losses from sale of certain businesses within ancillary services operations, partially offset by $4.0 million of net realized gains from the sale of investments available-for-sale and $1.2 million of realized gain on a cost-basis investment transaction.
In 2015, realized investment and other losses – net included realized losses of $2.7 million relating to other-than-temporary impairment of investment in equity securities available-for-sale, $1.8 million impairment of other intangible assets and $1.4 million relating to office closure costs, partially offset by realized gains of $2.4 million from the sale of debt and equity investments available-for-sale and $1.5 million from the sale of office buildings.

NOTE 7
Income taxes. On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the 2017 Act), which revised the U.S. corporate income tax regime by, among other things, lowering the corporate tax rate from 35% to 21% effective on January 1, 2018 and imposing a one-time transition tax on deemed repatriated earnings of foreign subsidiaries. In accordance with ASC 740, Income Taxes, changes in tax rates and tax laws are accounted for in the period of enactment, and the resulting effects are recorded as discrete components of the income tax provision related to continuing operations in the same period. As a result of the 2017 Act, the Company recorded (i) net income tax benefits of $7.8 million, consisting of a $7.2 million federal benefit and a $0.6 million state benefit, related to the remeasurement of deferred tax assets and liabilities and (ii) an income tax expense of $1.2 million related to the transition tax on deemed repatriation of deferred foreign income.

Also on December 22, 2017, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 118 (SAB 118), which provides guidance on accounting for tax effects of the 2017 Act. SAB 118 provides a measurement period that should not extend beyond one year from the enactment date of the 2017 Act for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the 2017 Act for which the accounting under ASC 740 is complete. To the extent that accounting for certain income tax effects of the 2017 Act is incomplete but a reasonable estimate is determinable, a provisional estimate must be recorded in the financial statements. The adjustments discussed above represent provisional amounts and are based on the Company's best estimates of the impact of the 2017 Act. The adjustment for the remeasurement of deferred tax assets and liabilities is provisional since it is based on certain estimated 2017 amounts. The adjustment for the transition tax on deemed repatriation of deferred foreign income is provisional as we continue to gather information and analyze existing and expected guidance from the Internal Revenue Service (IRS). The final determination of the impact may differ from these estimates, due to, among other things, changes in the Company's interpretations and assumptions, additional guidance that may be issued by the IRS, and actions that the Company may take. The Company expects to finalize its computation for both adjustments prior to filing its 2017 U.S. income tax return in the third quarter 2018.

Income tax expense consists of the following:

	2017	2016	2015
	($000 omitted)
Current income tax expense:
Federal	1,154	4,718	4,774
State	814	1,447	709
Foreign	4,625	5,983	5,967
	6,593	12,148	11,450
Deferred income tax expense (benefit):
Federal	4,088	6,262	(3,986)
State	(254)	(1,347)	(1,375)
Foreign	4,494	2,542	(439)
	8,328	7,457	(5,800)
Total income tax expense	14,921	19,605	5,650

The following reconciles income tax expense (benefit) computed at the federal statutory rate with income tax expense as reported:

	2017	2016	2015
	($000 omitted)
Expected income tax expense (benefit) at 35% (1)	22,253	26,279	(194)
2017 Act impact from the U.S. corporate tax rate change	(7,196)	—	—
Nondeductible expenses	2,610	2,772	2,768
Research and development credits	(2,158)	(3,434)	—
Federal net benefit offset to Canadian expense (2)	(1,480)	(639)	—
2017 Act impact from deemed repatriation of deferred foreign income	1,213	—	—
Return-to-provision and true-up adjustments	923	(4,127)	(1,329)
Impairment of goodwill	—	—	7,099
Other – net (3)	(1,244)	(1,246)	(2,694)
Income tax expense	14,921	19,605	5,650
Effective income tax rate (1)	23.5%	26.1%	(1,019.4)%
(1) Calculated using income (loss) before taxes and after noncontrolling interests.
(2) For U.S. income tax purposes, the Company’s Canadian operation is a branch of Guaranty. As a result, the Canadian net deferred tax liability is offset in the U.S. as a deferred tax asset but not in an equal amount given differing tax rates in Canada and the U.S.
(3) Included within this line is $0.6 million of 2017 net income tax benefit from the remeasurement of the state deferred tax assets and liabilities relating to the 2017 Act.

Deferred tax assets and liabilities resulting from the same tax jurisdiction are netted and presented as either an asset or liability on the consolidated balance sheets. Deferred tax assets and liabilities resulting from different tax jurisdictions are not netted. Deferred tax assets and liabilities as of December 31 are detailed below.

	2017	2016
	($000 omitted)
Deferred tax assets:
Accrued expenses	14,435	26,835
Net operating loss (NOL) carryforwards	6,483	6,275
Federal offset to Canadian deferred tax liability (1)	6,300	4,335
Allowance for uncollectible amounts	1,133	3,454
Foreign currency translation adjustments	925	4,238
Investments	894	978
Tax credit carryforwards	1	6,154
Fixed assets	—	2,067
Other	711	476
Deferred tax assets – gross	30,882	54,812
Valuation allowance	(2,231)	(2,457)
Deferred tax assets – net	28,651	52,355
Deferred tax liabilities:
Amortization – goodwill and other intangibles	(18,155)	(26,851)
Title loss provisions	(17,889)	(21,433)
Deferred compensation on life insurance policies	(2,278)	(3,345)
Fixed assets	(1,968)	—
Unrealized gains on investments	(1,826)	(3,873)
Other	(1,383)	(849)
Deferred tax liabilities – gross	(43,499)	(56,351)
Net deferred income tax liability	(14,848)	(3,996)
(1) For U.S. income tax purposes, the Company’s Canadian operation is a branch of Guaranty. As a result, the Canadian net deferred tax liability is offset in the U.S. as a deferred tax asset but not in an equal amount given differing tax rates in Canada and the U.S.

At December 31, 2017 and 2016, net deferred tax liabilities for U.S. federal tax paying components totaled approximately $7.7 million and $1.2 million, respectively, and net deferred tax liabilities for foreign tax paying components totaled approximately $7.1 million and $2.8 million, respectively. The net (decrease) increase to the valuation allowance during 2017 and 2016 was $(0.2) million and $0.2 million, respectively.

The Company has no remaining foreign tax credit carryforwards at December 31, 2017. The Company's $6.5 million of deferred tax assets relating to NOL carryforwards include certain state amounts which expire in varying amounts from 2019 through 2037 and foreign amounts which expire in varying amounts from 2020 through 2027 or have unlimited carryforward periods. The future utilization of all NOL carryforwards is subject to various limitations. The remaining valuation allowance at December 31, 2017 relates principally to certain state and foreign NOL carryforwards.

The Company’s income tax returns are routinely subject to examinations by U.S. federal, foreign, and state and local tax authorities. The Company is involved in routine examinations by state and local tax jurisdictions for calendar years 2010 through 2013. The Company expects no material adjustments from any ongoing tax return examinations.

NOTE 8
Goodwill and other intangibles. The summary of changes in goodwill is as follows:

	Title	Ancillary Services and Corporate	Total
	($000 omitted)
Balances at January 1, 2016	211,255	6,467	217,722
Acquisitions	300	—	300
Disposals	(190)	(738)	(928)
Balances at December 31, 2016	211,365	5,729	217,094
Acquisitions	14,419	—	14,419
Disposals	(85)	—	(85)
Balances at December 31, 2017	225,699	5,729	231,428

The Company evaluates goodwill for impairment annually based on information as of June 30 of the current year or more frequently if circumstances suggest that impairment may exist. In 2017 and 2016, the Company determined that it was more likely than not that goodwill related to all of its reporting units was not impaired. For its impairment analysis, the Company performed a qualitative assessment in 2017 and utilized a quantitative analysis in 2016.

During 2017, the Company acquired certain title businesses primarily funded by borrowings on the Company's unsecured line of credit. As a result of these acquisitions, the Company increased its goodwill related to the title segment by a total of $14.4 million, which is deductible in full for income tax purposes over a period of 15 years. Also, in connection with the acquisitions, the Company identified and recorded $2.6 million of other intangibles, primarily related to acquired software to be amortized over 5 years from the date of acquisition.

The gross carrying amount, and accumulated amortization and impairment of other intangibles was $30.5 million and $20.8 million, respectively, at December 31, 2017 and $27.9 million and $17.0 million, respectively, at December 31, 2016. During 2016, other intangible assets with total gross carrying amounts and accumulated amortization and impairment of $11.2 million and $9.1 million, respectively, were written off as part of the sale of certain businesses within the Company's ancillary services operations.

The amortization expense recorded for the Company's other intangible assets was $3.8 million and $5.5 million in 2017 and 2016, respectively. The annual amortization expense expected to be recognized in the next five years is approximately $3.4 million in 2018, $2.5 million in 2019, $1.5 million in 2020, $0.9 million in 2021 and $0.4 million in 2022.

NOTE 9
Equity investees. Summarized aggregate financial information for equity investees (in which the Company typically owns 20% through 50% of the equity) is as follows:

	2017	2016	2015
	($000 omitted)
For the year:
Revenues	25,351	24,274	28,843
Net income	4,997	6,542	8,830
At December 31:
Total assets	32,171	32,324	33,555
Notes payable	20,902	20,895	20,200
Stockholders’ equity	9,023	9,483	7,213

Net premium revenues from policies issued by equity investees were approximately $2.1 million, $2.1 million and $2.5 million in 2017, 2016 and 2015, respectively. Income related to equity investees was $2.2 million, $2.8 million and $3.6 million in 2017, 2016 and 2015, respectively. These amounts are included in title insurance – direct operations in the consolidated statements of operations and comprehensive income (loss).
Goodwill related to equity investees was $7.3 million and $7.4 million as of December 31, 2017 and 2016, respectively, and is included in investments in investees in the consolidated balance sheets. Equity investments, including the related goodwill balances, are reviewed for impairment annually and upon the occurrence of an event that may indicate an impairment. No impairment was recorded during the three years ended December 31, 2017.

NOTE 10
Notes payable and line of credit. A summary of notes payable is as follows:

	2017	2016
	($000 omitted)
Banks – varying payments and rates (1)	98,875	92,875
Other than banks	10,437	13,933
	109,312	106,808

(1) Average interest rates were 2.59% and 1.97% during the year ended December 31, 2017 and 2016, respectively.

Principal payments on the above notes, based upon the contractual maturities, are due in the amounts of $7.4 million in 2018, $101.0 million in 2019, and $0.9 million in 2020. Included within notes payable - other than banks are $6.1 million and $7.3 million of capital lease obligations at December 31, 2017 and 2016, respectively.

As of December 31, 2017, the Company had available a $125.0 million unsecured line of credit commitment (Credit Agreement), which expires October 2019, under which borrowings of $98.9 million were outstanding; the remaining balance of the line of credit available for use was $23.6 million, net of an unused $2.5 million letter of credit. The unsecured line of credit can be used for general corporate purposes, including acquisitions. Borrowings bear interest, at the Company's election, at either (a) an Alternate Base Rate plus the Applicable Rate (ABR Borrowing) or (b) LIBOR plus the Applicable Rate (Eurodollar Borrowing). The Applicable Rate ranges from 0.50% to 1.00% per annum for ABR Borrowings and 1.50% to 2.00% per annum for Eurodollar Borrowings based on the Company's consolidated Leverage Ratio.

Also, under the terms of the Credit Agreement, the Company may at any time, subject to certain conditions, request an increase in the amount of the line of credit up to $50.0 million. The Credit Agreement contains customary affirmative and negative covenants. The Credit Agreement, as amended in February 2016 (First Amendment), also contains certain consolidated financial covenants providing that (a) the ratio of EBITDA (as defined in the Credit Agreement) to fixed charges (as defined in the agreement) not be below 1.25 to 1.00 on a trailing four-quarter basis (Fixed Charge Ratio); (b) the ratio of total Indebtedness to EBITDA for the prior four consecutive quarters must not be greater than 2.25 to 1.00 (Leverage Ratio); and (c) Capital Expenditures in the aggregate for the Company in any calendar year may not exceed $25.0 million, with certain allowances for carryover of unused amounts. The Company was in compliance with all covenants as of December 31, 2017 and 2016.

Included in the First Amendment were other restrictions relating to the Credit Agreement such as an establishment of an exception to the limitation on restricted payments under the Credit Agreement in respect of the Company’s share repurchase program of up to $50.0 million that was announced in November 2015, and an increase in the general permitted restricted payments (dividends) basket in Section 6.07 of the Credit Agreement from $25.0 million to $35.0 million annually.

The Company's qualified intermediary in tax-deferred property exchanges pursuant to Section 1031 of the Internal Revenue Code enters into short-term loan agreements with parties to an exchange in the ordinary course of its business. The outstanding balances pursuant to these loans, as included within notes payable - other than banks in the above table, were $4.3 million and $6.5 million as of December 31, 2017 and 2016, respectively, and are secured by cash that is included in cash and cash equivalents on the Company's consolidated balance sheet. Borrowings and repayments on these short-term loans are reflected as financing activities in the consolidated statements of cash flows.

NOTE 11
Estimated title losses. A summary of estimated title losses is as follows:

	2017	2016	2015
	($000 omitted)
Balances at January 1	462,572	462,622	495,395
Provisions:
Current year	71,966	72,586	68,029
Previous policy years	24,566	18,561	38,236
Total provisions	96,532	91,147	106,265
Payments, net of recoveries:
Current year	(20,335)	(18,836)	(19,182)
Previous policy years	(63,914)	(73,194)	(104,450)
Total payments, net of recoveries	(84,249)	(92,030)	(123,632)
Adjustments related to acquired balance	—	—	(2,303)
Effects of changes in foreign currency exchange rates	6,135	833	(13,103)
Balances at December 31	480,990	462,572	462,622
Loss ratios as a percentage of title operating revenues:
Current year provisions	3.8%	3.8%	3.6%
Total provisions	5.1%	4.8%	5.6%
The loss provision recorded for the year ended December 31, 2017 reflected an ultimate loss rate of 3.8% of title revenues for policies issued in the current year and a net increase in the loss reserve estimates for prior policy years of $24.6 million. The increase in the loss reserve estimate for prior policy years included $18.4 million related to adverse loss development due to continued elevated claims payment experience for certain years. Total provisions for large title claims related to prior policy years were $4.3 million, $3.8 million and $31.7 million in 2017, 2016 and 2015, respectively.

The 2016 and 2015 loss provisions included 3.8% and 3.6%, respectively, of title revenues related to the current policy year and net increases in the loss reserves estimate for prior policy years of $18.6 million and $38.2 million, respectively. The adverse prior policy year loss development in 2016 was primarily due to the continued elevated claims payment experience for certain policy years, while the adverse prior policy year loss development in 2015 was primarily driven by the $31.7 million additional provision for large title claims related to prior policy years.

NOTE 12
Stockholders' Equity. Prior to April 2016, the Company had two classes of stock outstanding - the Common Stock and the Class B Common Stock. On January 26, 2016, the Company entered into an Exchange Agreement with the holders of Class B Common Stock relating to the exchange of 1,050,012 Class B Common Stock shares, representing all outstanding Class B Common Stock, for 1,050,012 shares of Common Stock plus $12.0 million in aggregate cash. On April 27, 2016, the Company's stockholders approved the Exchange Agreement and the related amendments to the Company's by-laws and certificate of incorporation and entered into a Registration Rights Agreement with the holders of the Class B Common Stock. On the same date after the stockholders' approval, the Company issued 1,050,012 shares of Common Stock plus $12.0 million cash in exchange for the retirement of the outstanding 1,050,012 Class B Common Stock shares. In accordance with U.S. GAAP, the $12.0 million cash payment was recorded as a reduction to retained earnings, similar to dividends on preferred stock (refer to Note 14).

In 2016, the Company adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplified several aspects of the accounting for share-based transactions. The new guidance requires, among others, excess tax benefits and tax deficiencies to be recorded in the statement of operations and comprehensive income (loss) when the awards vest or are settled. Using the modified retrospective method of adoption, the Company recognized a cumulative effect adjustment at January 1, 2016 and reclassified the remaining $0.6 million of unrecognized excess tax benefits from additional paid-in capital to retained earnings in the 2016 statement of equity.

At December 31, 2017 and 2016, there were 145,820 shares of Common Stock held by a subsidiary of the Company which are included in the treasury stock reported in the consolidated balance sheets.

NOTE 13
Share-based payments. During the three years ended December 31, 2017, the Company granted executives and senior management shares of restricted common stock which are time-based. Prior to 2016, time-based restricted common stock grants vested at the end of three years after the grant date. The time-based grants in 2016 and future periods vest equally on each of the first three anniversaries of the grant date. The Company also granted performance-based shares of restricted common stock which vest upon achievement of certain financial objectives over a period of three years. The aggregate grant-date fair values of restricted common stock awards in 2017, 2016 and 2015 were $5.7 million (133,000 shares with an average grant price of $42.59), $4.1 million (110,000 shares with an average grant price of $37.34) and $4.4 million (119,000 shares with an average grant price of $37.16), respectively. Awards were made pursuant to the Company’s employee incentive compensation plans and the compensation expense associated with restricted stock awards is recognized over the corresponding vesting period as part of employee costs in the consolidated statements of operations. Award forfeitures are recorded as credits against employee costs in the period in which they occur.

Additionally, in 2017, 2016 and 2015, the Company granted its board of directors, as a component of their annual director retainer compensation, approximately 13,000, 18,000 and 18,000 shares, respectively, of common stock, which immediately vested at grant date. The aggregate fair values of these director awards at grant dates were $0.6 million, $0.6 million and $0.7 million, respectively, and the associated expense is recognized in other operating expenses in the consolidated statements of operations.

A summary of the restricted common stock award activity during the year ended December 31, 2017 is presented below:

	Shares	Weighted-Average Grant-Date Fair Value per Share ($)

Nonvested balance at January 1, 2017	206,327	37.18
Granted	132,957	42.59
Adjustment for performance-based shares	(59,348)	42.78
Vested	(59,260)	36.98
Forfeited	(76,712)	37.28
Nonvested balance at December 31, 2017	143,964	39.89

The fair value of shares that vested in 2017 and 2016 aggregated to $2.5 million and $3.8 million, respectively. For the years ended December 31, 2017, 2016 and 2015, compensation costs recognized in the statements of operations, presented within employee costs, were approximately $5.3 million, $3.0 million and $4.4 million, respectively. The total tax benefits recognized in the statement of operations from tax deductions relating to vesting of restricted common stock awards in 2017, 2016 and 2015 were $1.2 million, $1.7 million and $1.0 million, respectively. As of December 31, 2017, compensation costs not yet recognized related to nonvested restricted common stock awards was $5.1 million, which is expected to be recognized over a weighted average period of 1.5 years.

NOTE 14
Earnings per share. The Company’s basic earnings (loss) per share (EPS) attributable to Stewart is calculated by dividing net income (loss) attributable to Stewart by the weighted-average number of shares of Common Stock outstanding during the reporting periods. To calculate diluted earnings per share, the number of shares is adjusted for the effects of any applicable dilutive shares. The treasury stock method is used to calculate the dilutive number of shares related to the Company’s long term incentive and stock option plans. In periods of loss, dilutive shares are excluded from the calculation of the diluted earnings per share and diluted earnings per share is computed in the same manner as basic earnings per share.

The calculation of the basic and diluted earnings (loss) per share is as follows:

	For the Years Ended December 31,
	2017	2016	2015
	($000 omitted)
Numerator:
Net income (loss) attributable to Stewart	48,659	55,478	(6,204)
Less: Cash paid on Class B Common Shares conversion (a)	—	(12,000)	—
Adjusted net income (loss) for calculating basic and diluted EPS	48,659	43,478	(6,204)

Denominator (000):
Basic average shares outstanding	23,445	23,364	23,544
Average number of dilutive shares relating to restricted shares grants	152	108	—
Diluted average shares outstanding	23,597	23,472	23,544
Basic earnings (loss) per share attributable to Stewart	2.08	1.86	(0.26)
Diluted earnings (loss) per share attributable to Stewart	2.06	1.85	(0.26)

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

NOTE 15
Reinsurance. As is industry practice, the Company cedes risks to other title insurance underwriters and reinsurers on certain transactions. However, the Company remains liable if the reinsurer should fail to meet its obligations. The Company also assumes risks from other underwriters on a transactional basis as well as on certain reinsurance treaties. Payments and recoveries on reinsured losses were insignificant during each of the years ended December 31, 2017, 2016, and 2015. The total amount of premiums for assumed and ceded risks was less than 1.0% of consolidated title revenues in each of the last three years and there were no outstanding amounts of reinsurance recoverable or payable at December 31, 2017 and 2016.

NOTE 16
Leases. Lease expense was $40.8 million, $41.3 million and $42.9 million in 2017, 2016 and 2015, respectively. The future minimum lease payments relating to operating leases are summarized as follows (in thousands of dollars):

2018	52,112
2019	39,996
2020	27,184
2021	18,147
2022	11,851
2023 and after	17,843

167,133

NOTE 17
Contingent liabilities and commitments. The Company routinely holds third-party funds in segregated escrow accounts pending the closing of real estate transactions resulting in a contingent liability to the Company of approximately $1.2 billion at December 31, 2017. In addition, the Company is contingently liable for disbursements of escrow funds held by agencies in those cases where specific insured closing guarantees have been issued.
The Company owns a qualified intermediary in tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code (Section 1031). The Company holds the proceeds from these transactions until a qualifying exchange can occur. This resulted in a contingent liability to the Company of approximately $1.1 billion at December 31, 2017. As is industry practice, escrow and Section 1031 exchanger fund accounts are not included in the consolidated balance sheets.
In the ordinary course of business, the Company guarantees the third-party indebtedness of certain of its consolidated subsidiaries. As of December 31, 2017, the maximum potential future payments on the guarantees are not more than the related notes payable recorded in the consolidated balance sheets (refer to Note 10). The Company also guarantees the indebtedness related to lease obligations of certain of its consolidated subsidiaries. The maximum future obligations arising from these lease-related guarantees are not more than the Company’s future minimum lease payments (refer to Note 16). As of December 31, 2017, the Company also had unused letters of credit aggregating $5.4 million related to workers’ compensation coverage and other insurance. The Company does not expect to make any payments on these guarantees.

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

NOTE 19
Segment information. Prior to 2016, the Company reported three operating segments: title insurance and related services (title), mortgage services and corporate. Effective in the first quarter 2016, as a result of realigning and streamlining the management of the mortgage services operations, the Company began reporting two operating segments: title and ancillary services and corporate. The centralized title services business, previously included in the mortgage services segment, is now included in the title segment. The remaining operations of the mortgage services segment, principally search and valuation services, are not material, in the aggregate, for separate segment presentation and are now included in the ancillary services and corporate segment. In addition, the Company began allocating the costs of its centralized administrative services departments to the respective operating businesses. The operating segments reflect the current manner that management uses in allocating resources and assessing performance of the Company's businesses.

The title segment provides services needed to transfer title to property in a real estate transaction and includes services such as searching, examining, closing and insuring the condition of the title to the property. In addition, the title segment includes centralized title services, home and personal insurance services and Section 1031 exchanges. The ancillary services and corporate segment historically provided search and valuation services, loan file review, quality control services, government services, document management, recording and call center-related services offered to large mortgage lenders and servicers, mortgage brokers and mortgage investors. Beginning in 2017, the principal offering of ancillary services are search and valuation services. Also included in the ancillary services and corporate segment are expenses of the parent holding company and certain other enterprise-wide overhead costs, net of centralized administrative services costs allocated to respective operating businesses.

Selected statement of operations information related to these segments for the years ended December 31 is as follows (2015 amounts have been restated to conform to the new segment presentation):

	2017	2016	2015
	($000 omitted)
Title segment:
Revenues	1,899,462	1,922,422	1,904,258
Impairment of goodwill	—	—	1,569
Depreciation and amortization	21,384	21,176	18,767
Income before taxes and noncontrolling interest	103,361	139,083	119,032

Ancillary services and corporate segment:
Revenues	56,262	84,218	129,627
Impairment of goodwill	—	—	34,180
Depreciation and amortization	4,494	8,868	11,531
Loss before taxes and noncontrolling interest	(28,294)	(51,057)	(109,339)

Consolidated Stewart:
Revenues	1,955,724	2,006,640	2,033,885
Impairment of goodwill	—	—	35,749
Depreciation and amortization	25,878	30,044	30,298
Income before taxes and noncontrolling interest	75,067	88,026	9,693

In 2015, management determined a goodwill impairment of $35.7 million related to the ancillary services reporting unit and presented as impairment of goodwill in the 2015 consolidated statement of operations and comprehensive loss. As a result of the Company's realignment of its operating segments, as discussed above, an impairment of $1.6 million related to the centralized title services business was subsequently included as part of the title segment.

The Company does not provide asset information by reportable operating segment as it does not routinely evaluate the asset position by segment.

Revenues for the years ended December 31 in the United States and all international operations are as follows:

	2017	2016	2015
	($000 omitted)
United States	1,825,186	1,889,144	1,925,865
International	130,538	117,496	108,020
	1,955,724	2,006,640	2,033,885

NOTE 20
Other comprehensive income (loss). Changes in the balances of each component of other comprehensive income (loss) and the related tax effects are as follows:

	For the Year Ended December 31, 2017			For the Year Ended December 31, 2016			For the Year Ended December 31, 2015
	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount	Before-Tax Amount	Tax Expense (Benefit)	Net-of Tax Amount	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount
	($000 omitted)			($000 omitted)			($000 omitted)
Foreign currency translation adjustments	11,050	2,696	8,354	(2,385)	982	(3,367)	(16,022)	(4,877)	(11,145)

Unrealized net gains on investments:
Change in unrealized net gains on investments	2,718	952	1,766	544	190	354	(5,757)	(2,016)	(3,741)
Less: reclassification adjustment for net gains included in net income (loss)	(3,210)	(1,124)	(2,086)	(2,940)	(1,029)	(1,911)	(2,501)	(875)	(1,626)
	(492)	(172)	(320)	(2,396)	(839)	(1,557)	(8,258)	(2,891)	(5,367)

Other comprehensive income (loss)	10,558	2,524	8,034	(4,781)	143	(4,924)	(24,280)	(7,768)	(16,512)

NOTE 21
Quarterly financial information (unaudited).

	Mar 31	June 30	Sept 30	Dec 31	Total
	($000 omitted, except per share)
Revenues:
2017	443,039	485,452	501,569	525,664	1,955,724
2016	438,229	489,437	553,210	525,764	2,006,640
Net income (loss) attributable to Stewart:
2017	4,087	18,568	10,944	15,060	48,659
2016	(11,195)	23,599	26,375	16,699	55,478
Diluted earnings (loss) per share attributable to Stewart (1):
2017	0.17	0.79	0.46	0.64	2.06
2016	(0.48)	0.49	1.12	0.71	1.85

(1) Quarterly per share data may not sum to annual totals due to rounding or effects of dilution in particular quarters but not in annual totals.

SCHEDULE I
STEWART INFORMATION SERVICES CORPORATION
(Parent Company)
STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

	For the Years Ended December 31,
	2017	2016	2015
	($000 omitted)
Revenues
Investment income	20,000	20,000	15,000
Other income	784	1,252	922
	20,784	21,252	15,922
Expenses
Employee costs	1,388	832	156
Other operating expenses, including $276 each year to affiliates	4,447	6,641	7,617
Depreciation	5	69	162
Interest	3,123	2,726	1,726
	8,963	10,268	9,661

Income before taxes and income (losses) from subsidiaries	11,821	10,984	6,261
Income tax (benefit) expense	(776)	2,928	—
Income (losses) from subsidiaries	36,062	47,422	(12,465)
Net income (loss)	48,659	55,478	(6,204)

Retained earnings at beginning of year	471,788	455,519	479,733
Cash dividends on Common Stock	(28,749)	(27,840)	(18,010)
Cash paid on Class B Common Shares conversion	—	(12,000)	—
Cumulative effect adjustment on adoption of new accounting pronouncement	—	631	—
Retained earnings at end of year	491,698	471,788	455,519
See accompanying note to financial statement information.
See accompanying Report of Independent Registered Public Accounting Firm.

STEWART INFORMATION SERVICES CORPORATION
(Parent Company)
BALANCE SHEETS

	As of December 31,
	2017	2016
	($000 omitted)
Assets
Cash and cash equivalents	11,622	2,890
Receivables:
Notes - due from subsidiaries	26,316	40,879
Receivables from affiliates	930	848
Allowance for uncollectible amounts	(1)	(4)
	27,245	41,723
Property and equipment, at cost:
Furniture and equipment	2,733	2,733
Accumulated depreciation	(2,517)	(2,512)
	216	221
Title plant, at cost	48	48
Investments in subsidiaries, on an equity-method basis	731,975	688,837
Goodwill	8,470	8,470
Other assets	18,274	16,698
	797,850	758,887
Liabilities
Notes payable	98,875	92,875
Accounts payable and other liabilities	26,764	24,812
	125,639	117,687
Contingent liabilities and commitments	—	—
Stockholders’ equity
Common Stock – $1 par, authorized 50,000,000; issued 24,071,683 and 23,783,440; outstanding 23,719,522 and 23,431,279, respectively	24,072	23,783
Additional paid-in capital	159,954	157,176
Retained earnings (1)	491,698	471,788
Accumulated other comprehensive (loss) income:
Foreign currency translation adjustments	(8,373)	(16,727)
Unrealized investment gains	7,526	7,846
Treasury stock – 352,161 common shares, at cost	(2,666)	(2,666)
Total stockholders’ equity	672,211	641,200
	797,850	758,887

(1) Includes undistributed earnings of subsidiaries of $529,417 in 2017 and $522,104 in 2016.
See accompanying note to financial statement information.
See accompanying Report of Independent Registered Public Accounting Firm.

STEWART INFORMATION SERVICES CORPORATION
(Parent Company)
STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2017	2016	2015
	($000 omitted)
Reconciliation of net income (loss) to cash provided by operating activities:
Net income (loss)	48,659	55,478	(6,204)
Add (deduct):
Depreciation	5	69	162
(Increase) decrease in receivables – net	(81)	245	(596)
(Increase) decrease in other assets – net	(1,576)	359	(558)
Increase (decrease) in payables and accrued liabilities – net	563	(496)	(515)
(Income) losses from subsidiaries	(36,062)	(47,421)	12,465
Other – net	1,705	(6,731)	(4,593)
Cash provided by operating activities	13,213	1,503	161
Investing activities:
Dividends from subsidiary	20,000	20,000	15,000
Purchase of property and equipment –net	—	(22)	—
Collections on notes receivables	23,375	27,500	—
Increases in notes receivables	(16,000)	—	(21,500)
Contributions to a subsidiary	(7,184)	—	—
Cash provided (used) by investing activities	20,191	47,478	(6,500)
Financing activities:
Proceeds from notes payable	16,000	20,000	45,000
Payments on notes payable	(10,000)	(25,125)	(7,000)
Dividends paid	(28,135)	(27,840)	(18,010)
Cash paid on Class B Common Shares conversion	—	(12,000)	—
Repurchases of Common Stock	(727)	(1,053)	(27,950)
Purchase of remaining interest of consolidated subsidiary	(1,810)	(991)	(209)
Other – net	—	86	130
Cash used by financing activities	(24,672)	(46,923)	(8,039)
Increase (decrease) in cash and cash equivalents	8,732	2,058	(14,378)
Cash and cash equivalents at beginning of year	2,890	832	15,210
Cash and cash equivalents at end of year	11,622	2,890	832
Supplemental information:
Income taxes paid	—	1	1
Interest paid	3,128	2,716	1,681
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

Investment income. During 2017, 2016 and 2015, Guaranty paid to the Parent Company dividends of $20.0 million, $20.0 million and $15.0 million, respectively.

Stockholders' equity. In 2016, the Parent Company's stockholders approved the Class B Exchange Agreement, in which all outstanding shares of Class B Common Stock were retired in exchange for shares of Common Stock plus $12.0 million in cash. Also at the beginning of 2016, the Parent Company reclassified $0.6 million of unrecognized excess tax benefits related to share-based awards from additional paid-in capital to retained earnings as a result of adopting a new accounting standard. Refer to Note 12 to the consolidated financial statements for details for these equity transactions.

Income taxes. The Parent Company consistently generates losses, exclusive of dividends or equity earnings from its subsidiaries, and is not expected to generate future income without its subsidiaries. On December 22, 2017, the United States (U.S.) enacted the Tax Cuts and Jobs Act (the 2017 Act), which revised the U.S. corporate income tax regime by, among other things, lowering the corporate tax rate from 35% to 21% effective on January 1, 2018. As a result of the 2017 Act, the Parent Company recorded an income tax benefit of $1.2 million related to the remeasurement of its deferred tax assets and liabilities at December 31, 2017.

SCHEDULE II
STEWART INFORMATION SERVICES CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
December 31, 2017

Col. A	Col. B	Col. C Additions	Col. D Deductions		Col. E
Description	Balance at beginning of period	Charged to costs and expenses	(Describe)		Balance At end of period
	($000 omitted)
Stewart Information Services Corporation and subsidiaries:
Year ended December 31, 2017:
Estimated title losses	462,572	96,532	78,114	(A)	480,990
Valuation allowance for deferred tax assets	2,457	—	226		2,231
Allowance for uncollectible amounts	9,647	207	4,698	(B)	5,156
Year ended December 31, 2016:
Estimated title losses	462,622	91,147	91,197	(A)	462,572
Valuation allowance for deferred tax assets	2,217	240	—		2,457
Allowance for uncollectible amounts	9,833	3,349	3,535	(B)	9,647
Year ended December 31, 2015:
Estimated title losses	495,395	106,265	139,038	(A)	462,622
Valuation allowance for deferred tax assets	2,564	(347)	—		2,217
Allowance for uncollectible amounts	9,193	3,396	2,756	(B)	9,833

(A)	Represents primarily payments of policy and escrow losses and loss adjustment expenses.

(B)	Represents uncollectible accounts written off.
See accompanying Report of Independent Registered Public Accounting Firm.

INDEX TO EXHIBITS

Exhibit

3.1	—	Restated Certificate of Incorporation of the Registrant, dated April 28, 2016 (incorporated by reference in this report from Exhibit 3.1 of the Current Report on Form 8-K filed April 29, 2016)

3.2	—	Third Amended and Restated By-Laws of the Registrant, as of April 27, 2016 (incorporated by reference in this report from Exhibit 3.2 of the Current Report on Form 8-K filed April 28, 2016)

4.1	—
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
Agreement, dated as of March 26, 2015, by and among the Registrant and Bulldog Investors, LLC (incorporated by reference in this report from Exhibit 10.1 of the Current Report on Form 8-K filed on March 27, 2015)

10.7	—
Exchange Agreement, dated as of January 26, 2016, by and among the Registrant and the holders of the Class B common stock, par value $1.00 per share, of the Company (incorporated by reference in this report from Exhibit 10.1 of the Current Report on Form 8-K filed on January 27, 2016)

10.8 †	—
Employment Agreement, effective January 1, 2017, by and between the Registrant and Stewart Morris, Jr. (incorporated by reference in this report from Exhibit 10.3 of the Current Report on Form 8-K filed February 1, 2016)

Exhibit

10.9 †	—
Employment Agreement, effective January 1, 2017, by and between the Registrant and Malcolm S. Morris (incorporated by reference in this report from Exhibit 10.4 of the Current Report on Form 8-K filed February 1, 2016)

10.10 †	—
Amended and Restated Employment Agreement entered as of March 31, 2016, effective as of January 1, 2016, by and between the Registrant and Matthew W. Morris (incorporated by reference in this report from Exhibit 10.1 of the Current Report on Form 8-K filed April 6, 2016)

10.11 †	—
Amended and Restated Employment Agreement entered as of March 31, 2016, effective as of January 1, 2016, by and between the Registrant and Joseph Allen Berryman (incorporated by reference in this report from Exhibit 10.2 of the Current Report on Form 8-K filed April 6, 2016)

10.12 †	—
Amended and Restated Employment Agreement entered as of March 31, 2016, effective as of January 1, 2016, by and between the Registrant and Steven M. Lessack (incorporated by reference in this report from Exhibit 10.3 of the Current Report on Form 8-K filed April 6, 2016)

10.13 †	—
Amended and Restated Employment Agreement entered as of January 1, 2016, effective as of January 1, 2016, by and between the Registrant and David Fauth (incorporated by reference in this report from Exhibit 10.3 of the Current Report on Form 8-K filed March 31, 2017)

10.14 †	—
Addendum, entered into as of March 30, 2017 and effective as of January 1, 2017, to Employment Agreement entered into as of March 31, 2016 and effective as of January 1, 2016, by and between the Registrant and Matthew W. Morris (incorporated by reference in this report from Exhibit 10.1 of the Current Report on Form 8-K filed March 31, 2017)

10.15 †	—
Addendum, entered into as of March 30, 2017 and effective as of January 1, 2017, to the Amended and Restated Employment Agreement entered into as of January 1, 2016 and effective as of January 1, 2016, by and between the Registrant and David A. Fauth (incorporated by reference in this report from Exhibit 10.4 of the Current Report on Form 8-K filed March 31, 2017)

10.16 †	—
Addendum, entered into as of June 15, 2017 and effective as of January 1, 2017, to Employment Agreement entered as of March 31, 2016, effective as of January 1, 2016, by and between the Registrant and Joseph Allen Berryman (incorporated by reference in this report from Exhibit 10.1 of the Current Report on Form 8-K filed June 16, 2017)

10.17 †
Employment Agreement entered into and effective as of September 1, 2017, by and between the Registrant and David C. Hisey (incorporated by reference in this report from Exhibit 10.1 of the Quarterly Report on Form 10-Q filed November 7, 2017)

10.18 †*		Amended and Restated Employment Agreement entered into as of November 21, 2017 and effective as of November 6, 2017, by and between the Registrant and John L. Killea

10.19 †*	—	Bonus Recovery and Authorization For Payroll Deduction Agreement, effective December 29, 2017, by and between the Registrant and Matthew W. Morris

10.20 †*	—	Bonus Recovery and Authorization For Payroll Deduction Agreement, effective December 29, 2017, by and between the Registrant and David C. Hisey

10.21 †	—
Registration Rights Agreement, dated as of April 27, 2016, by and among the Registrant and the Class B Common Stockholders (incorporated by reference in this report from Exhibit 10.1 of the Current Report on Form 8-K filed April 28, 2016)

Exhibit

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