Form 10-Q
period 2018-03-31
STEWART INFORMATION SERVICES CORP
filed 2018-05-03
CIK 94344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes      No ☑
On April 30, 2018, there were 23,731,548 outstanding shares of the issuer's Common Stock, $1 par value per share.

FORM 10-Q QUARTERLY REPORT
QUARTER ENDED MARCH 31, 2018

As used in this report, “we,” “us,” “our,” "Registrant," the “Company” and “Stewart” mean Stewart Information Services Corporation and our subsidiaries, unless the context indicates otherwise.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

	Three Months Ended March 31,
	2018	2017
	($000 omitted, except per share)
Revenues
Title revenues:
Direct operations	185,512	187,428
Agency operations	236,854	233,349
Ancillary services	11,831	17,304
Operating revenues	434,197	438,081
Investment income	4,704	4,671
Investment and other (losses) gains – net	(1,671)	287
	437,230	443,039
Expenses
Amounts retained by agencies	195,207	191,175
Employee costs	138,822	139,785
Other operating expenses	80,267	78,318
Title losses and related claims	18,981	20,701
Depreciation and amortization	6,234	6,378
Interest	974	817
	440,485	437,174

(Loss) income before taxes and noncontrolling interests	(3,255)	5,865
Income tax benefit	(1,294)	(144)

Net (loss) income	(1,961)	6,009
Less net income attributable to noncontrolling interests	1,819	1,922
Net (loss) income attributable to Stewart	(3,780)	4,087

Net (loss) income	(1,961)	6,009
Other comprehensive (loss) income, net of taxes:
Foreign currency translation adjustments	(1,592)	1,325
Change in net unrealized gains and losses on investments	(8,006)	2,467
Reclassification adjustment for net gains included in net (loss) income	(249)	(367)
Other comprehensive (loss) income, net of taxes:	(9,847)	3,425

Comprehensive (loss) income	(11,808)	9,434
Less net income attributable to noncontrolling interests	1,819	1,922
Comprehensive (loss) income attributable to Stewart	(13,627)	7,512

Basic average shares outstanding (000)	23,508	23,433
Basic earnings per share attributable to Stewart	(0.16)	0.17

Diluted average shares outstanding (000)	23,508	23,569
Diluted earnings per share attributable to Stewart	(0.16)	0.17
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of March 31, 2018 (Unaudited)	As of December 31, 2017
	($000 omitted)
Assets
Cash and cash equivalents	103,474	150,079
Short-term investments	24,400	24,463
Investments in debt and equity securities, at fair value	679,413	709,355
Receivables:
Premiums from agencies	28,173	27,903
Trade and other	48,378	51,299
Income taxes	5,836	1,267
Notes	3,154	3,203
Allowance for uncollectible amounts	(4,808)	(5,156)
	80,733	78,516
Property and equipment, at cost:
Land	3,991	3,991
Buildings	22,935	22,849
Furniture and equipment	231,356	226,461
Accumulated depreciation	(189,857)	(186,279)
	68,425	67,022
Title plants, at cost	74,237	74,237
Investments on equity method basis	9,013	9,202
Goodwill	242,736	231,428
Intangible assets, net of amortization	12,301	9,734
Deferred tax assets	4,187	4,186
Other assets	52,609	47,664
	1,351,528	1,405,886
Liabilities
Notes payable	108,595	109,312
Accounts payable and accrued liabilities	90,932	117,740
Estimated title losses	479,805	480,990
Deferred tax liabilities	15,993	19,034
	695,325	727,076
Contingent liabilities and commitments
Stockholders’ equity
Common Stock and additional paid-in capital	183,386	184,026
Retained earnings	484,359	491,698
Accumulated other comprehensive (loss) income:
Net unrealized investment (losses) gains on investments available-for-sale	(3,677)	7,526
Foreign currency translation adjustments	(10,609)	(8,373)
Treasury stock – 352,161 common shares, at cost	(2,666)	(2,666)
Stockholders’ equity attributable to Stewart	650,793	672,211
Noncontrolling interests	5,410	6,599
Total stockholders’ equity (23,733,672 and 23,719,522 shares outstanding)	656,203	678,810
	1,351,528	1,405,886
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2018	2017
	($000 omitted)
Reconciliation of net (loss) income to cash used by operating activities:
Net (loss) income	(1,961)	6,009
Add (deduct):
Depreciation and amortization	6,234	6,378
(Adjustment) provision for bad debt	(143)	366
Investment and other losses (gains) – net	1,671	(287)
Amortization of net premium on investments available-for-sale	1,587	1,718
Payments for title losses in excess of provisions	(488)	(3,605)
Adjustment for insurance recoveries of title losses	1,198	409
Increase in receivables – net	(2,123)	(3,896)
Increase in other assets – net	(4,853)	(666)
Decrease in payables and accrued liabilities – net	(30,258)	(27,355)
Change in net deferred income taxes	(161)	136
Net income from equity investees	(243)	(197)
Dividends received from equity investees	431	570
Stock-based compensation expense	140	1,230
Other – net	43	1
Cash used by operating activities	(28,926)	(19,189)

Investing activities:
Proceeds from the sale of investments in securities	15,366	15,843
Proceeds from matured investments in debt securities	4,603	14,956
Purchases of investments in securities	(8,042)	(51,981)
Net sale (purchases) of short-term investments	63	(597)
Purchases of property and equipment, and real estate – net	(1,993)	(5,586)
Cash paid for acquisition of businesses	(11,978)	—
Other – net	464	449
Cash used by investing activities	(1,517)	(26,916)

Financing activities:
Payments on notes payable	(5,029)	(8,382)
Proceeds from notes payable	—	875
Distributions to noncontrolling interests	(2,928)	(2,563)
Repurchases of common stock	(579)	—
Cash dividends paid	(7,061)	(7,031)
Purchase of remaining interest in consolidated subsidiary	(281)	—
Other - net	—	(818)
Cash used by financing activities	(15,878)	(17,919)

Effects of changes in foreign currency exchange rates	(284)	827
Decrease in cash and cash equivalents	(46,605)	(63,197)

Cash and cash equivalents at beginning of period	150,079	185,772
Cash and cash equivalents at end of period	103,474	122,575

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY (UNAUDITED)

	Common Stock ($1 par value)	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Noncontrolling interests	Total
	($000 omitted)
Balances at December 31, 2017	24,072	159,954	491,698	(847)	(2,666)	6,599	678,810
Cumulative effect adjustment on adoption of new accounting standards (Note 1-D)	—	—	3,592	(3,592)	—	—	—
Net loss attributable to Stewart	—	—	(3,780)	—	—	—	(3,780)
Dividends on Common Stock ($0.30 per share)	—	—	(7,151)	—	—	—	(7,151)
Stock-based compensation and other	28	112	—	—	—	—	140
Stock repurchases	(14)	(565)	—	—	—	—	(579)
Purchase of remaining interest in consolidated subsidiary	—	(201)	—	—	—	(80)	(281)
Net change in unrealized gains and losses on investments, net of taxes	—	—	—	(8,006)	—	—	(8,006)
Net realized gain reclassification, net of taxes	—	—	—	(249)	—	—	(249)
Foreign currency translation adjustments, net of taxes	—	—	—	(1,592)	—	—	(1,592)
Net income attributable to noncontrolling interests	—	—	—	—	—	1,819	1,819
Distributions to noncontrolling interests	—	—	—	—	—	(2,928)	(2,928)
Balances at March 31, 2018	24,086	159,300	484,359	(14,286)	(2,666)	5,410	656,203
See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1

Interim financial statements. The financial information contained in this report for the three months ended March 31, 2018 and 2017, and as of March 31, 2018, is unaudited. This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

C. Restrictions on cash and investments. The Company maintains investments in accordance with certain statutory requirements for the funding of statutory premium reserves. Statutory reserve funds, which approximated $476.0 million and $490.8 million at March 31, 2018 and December 31, 2017, respectively, are required to be fully funded and invested in high-quality securities and short-term investments. Statutory reserve funds are not available for current claim payments, which must be funded from current operating cash flow. In addition, included within cash and cash equivalents are statutory reserve funds of approximately $21.6 million and $14.2 million at March 31, 2018 and December 31, 2017, respectively. Although these cash statutory reserve funds are not restricted or segregated in depository accounts, they are required to be held pursuant to state statutes. If the Company fails to maintain minimum investments or cash and cash equivalents sufficient to meet statutory requirements, the Company may be subject to fines or other penalties, including potential revocation of its business license. These funds are not available for any other purpose. In the event that insurance regulators adjust the determination of the statutory premium reserves of the Company’s title insurers, these restricted funds as well as statutory surplus would correspondingly increase or decrease.

D. Recently adopted accounting pronouncements. In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. (ASU) 2014-09, Revenue from Contracts with Customers, which eliminated the transaction-specific and industry-specific revenue recognition guidance under current GAAP and replaced it with a principles-based approach for determining revenue recognition. The new guidance sets forth the steps to be followed to recognize revenue: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 is effective on annual and interim periods beginning after December 15, 2017. Effective on January 1, 2018, the Company adopted ASU 2014-09 using the cumulative effect method of adoption. Based on management's assessment, the Company determined that, other than the additional footnote disclosures presented in Note 2, the adoption did not materially impact the accounting or reporting of the Company's revenue streams.

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which amended its standard on comprehensive income to provide a one-time option for an entity to reclassify the stranded tax effects of the Tax Cuts and Jobs Act (the 2017 Act) that was passed in December 2017 from accumulated other comprehensive income/loss (AOCI) directly to retained earnings. The stranded tax effects result from the remeasurement of deferred tax assets and liabilities which were originally recorded in comprehensive income but whose remeasurement is reflected in the income statement. ASU 2018-02 is effective for annual periods beginning on December 15, 2018 and early adoption is permitted. The Company early adopted ASU 2018-02 effective on January 1, 2018 and reclassified $1.0 million of net tax expense from AOCI to retained earnings in the statement of equity. Additionally, beginning in 2018, the tax effects of other comprehensive income (loss) items subject to income tax are calculated using the 21% corporate tax rate, compared to the previously-utilized rate of 35% in 2017 and the prior years.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which, among others, (i) required equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplified the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (iii) eliminated the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; and (iv) required separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements. ASU 2016-01 is effective for annual and interim periods beginning after December 15, 2017 and early adoption is prohibited. The Company adopted ASU 2016-01 effective on January 1, 2018 resulting in the following accounting and reporting changes as of the adoption date: (i) fair value changes on the Company's equity investments (excluding consolidated equity investments and equity method investments) are recognized as part of investment and other (losses) gains - net in the statements of operations; (ii) on January 1, 2018, outstanding net unrealized investment gains, net of taxes, of $4.6 million relating to investments in equity securities previously carried in AOCI were reclassified to retained earnings in the statement of equity; (iii) the Company elected to adopt the alternative measurement method for equity investments with no readily determinable fair values, previously treated as cost-basis investments; and (iv) separate disclosures for equity and debt securities investments with readily determinable fair values are presented in Note 3. The treatment of the Company's investments in debt securities was not impacted by the adoption.

E. Recent significant accounting pronouncement. In February 2016, the FASB issued ASU 2016-02, Leases, which updated the current guidance related to leases. The new guidance includes the requirement for the lessee to recognize in the balance sheet a liability equal to the present value of contractual lease payments with terms of more than twelve months and a right-of-use asset representing the right to use the underlying asset for the lease term. Disclosures will be required by lessees to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. This ASU is effective for annual and interim periods beginning after December 15, 2018 and early adoption is allowed. The Company expects to adopt ASU 2016-02 on January 1, 2019 using the modified retrospective method of adoption. The Company expects the adoption of ASU 2016-02 will result in material increases in the assets and liabilities reported on its consolidated balance sheets as indicated by the approximately $167.1 million of undiscounted future minimum lease payments with terms of more than twelve months as of December 31, 2017 (as disclosed in Note 16 of the Company's consolidated financial statements included in the Company's 2017 Annual Report on Form 10-K). The Company expects the new ASU will likely have an insignificant impact on its consolidated statements of operations and cash flows. The Company is currently in the early stage of system implementation and data migration and expects the transition to be completed during the fourth quarter 2018.

F. Merger Agreement. On March 18, 2018, the Company entered into an Agreement and Plan of Merger (the Merger Agreement) with Fidelity National Financial, Inc., a Delaware corporation (FNF), A Holdco Corp., a Delaware corporation and a wholly-owned direct subsidiary of FNF (Merger Sub I), and S Holdco LLC, a Delaware limited liability company and a wholly-owned direct subsidiary of FNF (Merger Sub II and, together with Merger Sub I, the Merger Subs). Upon the terms and subject to the conditions set forth in the Merger Agreement, at the Effective Time (as defined below), Merger Sub I will merge with and into the Company (Merger I), with the Company surviving Merger I as a direct wholly-owned subsidiary of FNF, and at the Subsequent Effective Time (as defined in the Merger Agreement), the Company will merge with and into Merger Sub II (Merger II and, together with Merger I, the Mergers), with Merger Sub II surviving Merger II as a direct wholly-owned subsidiary of FNF.

Subject to the terms and conditions of the Merger Agreement, at the effective time of Merger I (the Effective Time, each share of the Company's Common Stock outstanding immediately prior to the Effective Time (other than (i) shares owned by the Company, its subsidiaries, FNF or the Merger Subs and (ii) shares in respect of which appraisal rights have been properly exercised and perfected under Delaware law) will be converted into the right to receive cash consideration of $25.00 and 0.6425 shares of FNF common stock, par value $0.0001 per share (FNF Common Stock), subject to potential adjustment as described below. Pursuant to the terms of the Merger Agreement, the Company's stockholders have the option to elect to receive the merger consideration in all cash (the Cash Election Consideration), all FNF Common Stock (the Stock Election Consideration) or a mix of 50% cash and 50% FNF Common Stock (the Mixed Election Consideration), subject to pro-rata reductions to the extent either the election for the Cash Election Consideration or the election for the Stock Election Consideration is oversubscribed. Stockholders that elect to receive the Cash Election Consideration will receive is $50.00 per share, subject to potential adjustment as described below and proration to the extent the cash option is oversubscribed. The Stock Election Consideration and the stock portion of the Mixed Election Consideration will be calculated using a fixed exchange ratio that is based on the average of the volume weighted average prices of FNF Common Stock for each of the twenty (20) trading days prior to the signing of the Merger Agreement, or $38.91 (the Parent Share Price). The exchange ratio for the Stock Election Consideration will be equal to 1.2850 shares of FNF Common Stock per share of Common Stock (the Exchange Ratio), subject to potential adjustment described below and proration to the extent the stock option is oversubscribed.

Under the terms of the Merger Agreement, if the combined company is required to divest assets or businesses with 2017 annual revenues in excess of $75 million in order to receive required regulatory approvals (up to a cap of $225 million of 2017 annual revenues), the per share purchase price will be adjusted downwards on a sliding scale between such amounts of divestitures up to a maximum reduction of $4.50 in value in the event that businesses or assets with 2017 annual revenues of $225 million are divested, with such adjustment to consist of (i) in the case shares of Common Stock with respect to which Cash Election Consideration has been elected, a reduction of the amount of cash paid in respect of each share, (ii) in the case shares of Common Stock with respect to which Stock Election Consideration has been elected, a reduction in the Exchange Ratio based on the Parent Share Price, and (iii) in the case of shares of Common Stock with respect to which Mixed Election Consideration has been elected, a reduction in both the amount of cash and the Exchange Ratio to be paid to the holders of such shares, with 50% of the aggregate value of such reduction to consist of a reduction of the cash consideration and 50% of the aggregate value of such reduction to consist of a reduction in the Exchange Ratio based on the Parent Share Price.

The consummation of the Mergers, which is expected during the first or second quarter of 2019, is subject to the satisfaction or waiver of customary conditions, including, among other things, (i) the adoption of the Merger Agreement by the holders of a majority of the outstanding shares of Common Stock entitled to vote on the Mergers (the Company Stockholder Approval), (ii) the absence of any injunction or court or other governmental order (with respect to applicable antitrust or insurance laws, solely with respect to the Required Antitrust Regulatory Filings/Approvals and the Required Insurance Regulatory Filings/Approvals (each as defined in the Merger Agreement)) enjoining, prohibiting or rendering illegal the consummation of the Mergers, (iii) obtaining certain Required Antitrust Regulatory Filings/Approvals, (iv) obtaining certain Required Insurance Regulatory Filings/Approvals, (v) the Securities and Exchange Commission (SEC) declaring the Registration Statement (as defined in the Merger Agreement) on Form S-4 effective, (vi) the shares of FNF Common Stock to be issued in the Mergers having been approved for listing on the New York Stock Exchange, (vii) the representations and warranties made by each of the Company and FNF being true at and as of the Closing Date (as defined in the Merger Agreement), subject to the materiality standards contained in the Merger Agreement, (viii) the performance, in all material respects, by each of the Company, FNF and the Merger Subs of all of their respective obligations under the Merger Agreement and (ix) no Company Material Adverse Effect or Parent Material Adverse Effect (each as defined in the Merger Agreement) having occurred since the signing of the Merger Agreement.

The Merger Agreement contains certain customary representations, warranties and covenants made by the Company and FNF. The Merger Agreement also contains customary covenants for each of the parties, including the obligation for the parties to refrain from taking specified actions without the consent of the other party, and, in the case of the Company, conduct its business in the ordinary course and use commercially reasonable efforts to preserve intact its business organizations and relationships with third parties. Under the Merger Agreement, each of the Company and FNF has agreed to use its reasonable best efforts to take all actions and to do all things necessary or advisable under applicable law to consummate the Mergers, including preparing and filing as promptly as practicable with any governmental authority or other third party all documentation to effect all necessary filings, notices, petitions, statements, registrations, submissions of information, applications and other documents and obtaining and maintaining all approvals, consents, registrations, permits, authorizations and other confirmations required to be obtained from any governmental authority or other third party that are necessary, proper or advisable to consummate the transactions contemplated by this Agreement. Notwithstanding such obligation, in connection with obtaining any required regulatory approval, (a) FNF is not required to sell, divest, dispose of, license or hold separate (i) title plants and rights to title plants, businesses, product lines or assets to the extent that such title plants, rights to title plants, businesses, product lines or assets generated 2017 revenues in excess of $225 million in the aggregate, or (ii) any of its own brands in full and (b) FNF and its affiliates are not required to litigate in order to avoid or have terminated any legal restraint that would prevent the Mergers from being consummated.

The Merger Agreement contains certain customary termination rights in favor of either the Company or FNF, which are exercisable (i) by mutual consent, (ii) upon the failure to complete the Mergers by March 18, 2019 (the End Date), subject to certain exceptions and subject to up to two (2) extensions of up to three (3) months each upon the election of either the Company or FNF if, as of such date, all closing conditions (other than the receipt of the Required Antitrust Regulatory Filings/Approvals, the receipt of the Required Insurance Regulatory Filings/Approvals and the absence of any law or court or other governmental order relating thereto) having been met or being capable of being satisfied as of such time, (iii) in the event of a final and non-appealable law or order that prohibits the consummation of the Mergers or (iv) if the Company’s stockholders do not vote to approve the Mergers.

The Merger Agreement contains certain customary termination rights in favor of the Company, which are exercisable (i) for a breach of any representation, warranty, covenant or agreement made by FNF under the Merger Agreement that would result in failure to satisfy a closing condition (subject to certain cure periods) or (ii) if, prior to the Company Stockholder Approval being obtained, the Company’s board of directors authorizes the Company to enter into, and the Company enters into, an alternative acquisition agreement in connection with a superior proposal. Under the Merger Agreement, the Company will be obligated to pay a termination fee of $33 million to FNF if the Merger Agreement is terminated due to the Company’s board of directors changing its recommendation or if the Company terminates the Merger Agreement to enter into an agreement for a superior proposal.

The Merger Agreement also contains certain customary termination rights in favor of FNF. If the Merger Agreement is terminated due to (i) the failure to complete the Mergers by the End Date because of a failure to obtain the Required Antitrust Regulatory Filings/Approvals or Required Insurance Regulatory Filings/Approvals, and all other closing conditions have been or are capable of being satisfied at the time of such termination, or (ii) an injunction or governmental or other court order enjoining, prohibiting or rendering illegal the consummation of the Mergers that is based on the failure to obtain the Required Antitrust Regulatory Filings/Approvals or Required Insurance Regulatory Filings/Approvals, then FNF will be obligated to pay a reverse termination fee of $50 million to the Company.

The Merger Agreement was included as Exhibit 2.1 to the Form 8-K filed with the SEC on March 19, 2018.

NOTE 2

Revenues. The Company's operating revenues, summarized by type, are as follows:

	Three Months Ended March 31,
	2018	2017
	($000 omitted)
Title insurance premiums:
Direct	132,761	131,001
Agency	236,854	233,349
Escrow fees	27,867	32,763
Search, abstract and valuation services	21,787	28,170
Other revenues	14,928	12,798
	434,197	438,081

Direct premiums - Premiums from title insurance policies directly issued or issued by affiliate offices are recognized at the time of the closing of the related real estate transaction.

Agency premiums - Premiums from title insurance policies written by independent agencies (agencies) are recognized when the policies are reported to the Company. In addition, where reasonable estimates can be made, the Company accrues for policies issued but not reported until after period end. The Company believes that reasonable estimates can be made when recent and consistent policy issuance information is available. Estimates are based on historical reporting patterns and other information obtained about agencies, as well as current trends in direct operations and in the title industry. In this accrual, future transactions are not being estimated. The Company is estimating revenues on policies that have already been issued by agencies but not yet reported to or received by the Company. The Company has consistently followed the same basic method of estimating unreported policy revenues for more than 10 years.

Escrow fees - An escrow is a transaction pursuant to an agreement of a buyer, seller, borrower, or lender wherein an impartial third party, such as the Company, acts in a fiduciary capacity on behalf of the parties in accordance with the terms of such agreement in order to accomplish the directions stated therein. Services provided include, among others, acting as escrow or other fiduciary agent, obtaining releases, and conducting the actual closing or settlement. Escrow fees are recognized upon closing of the escrow, which is generally at the same time of the closing of the related real estate transaction.

Search, abstract and valuation services - These services are primarily related to establishing the ownership, legal status and valuation of the property in a real estate transaction. In these cases, the Company does not issue a title insurance policy or perform duties of an escrow agent. Revenues from these services are recognized upon delivery of the service to the customer.

Other revenues - Other revenues consist primarily of fees related to tax-deferred property exchange services, information technology products related to real property records and closing settlement services, income from equity investees, and other services performed to facilitate the closing of real estate transactions. For those products and services that are delivered at a point in time, the related revenue is recognized upon delivery based on the unit price of the product or service. For those products and services where delivery occurs over time, the related revenue is recognized ratably over the duration of the contract.

NOTE 3

Investments in debt and equity securities. The total fair values of the Company's investments in debt and equity securities are detailed below:

	March 31, 2018	December 31, 2017
	($000 omitted)
Investments in:
Debt securities	645,768	671,441
Equity securities	33,645	37,914
	679,413	709,355

Investments in debt securities are classified as available-for-sale and the net unrealized gains and losses on such investments, net of applicable deferred taxes, are included as a component of AOCI within stockholders' equity. As a result of the Company's adoption of ASU 2016-01 (as discussed in Note 1-D), fair value changes relating to investments in equity securities are recognized as part of investment and other (losses) gains - net in the statement of operations beginning on January 1, 2018. Previously, the investments in equity securities, which consist of common stocks and master limited partnership interests, were accounted for similar to investments in debt securities.

As of March 31, 2018 and December 31, 2017, the net unrealized investment gains relating to investments in equity securities held were $3.4 million and $5.8 million, respectively.

The amortized costs and fair values of investments in debt securities are as follows:

	March 31, 2018		December 31, 2017
	Amortized costs	Fair values	Amortized costs	Fair values
	($000 omitted)
Municipal	63,187	63,123	71,581	72,669
Corporate	347,713	345,966	351,477	357,933
Foreign	226,683	224,217	229,750	228,237
U.S. Treasury Bonds	12,839	12,462	12,838	12,602
	650,422	645,768	665,646	671,441

Foreign debt securities consist of Canadian government and corporate bonds, United Kingdom treasury bonds, and Mexican government bonds.

Gross unrealized gains and losses on investments in debt securities are as follows:

	March 31, 2018		December 31, 2017
	Gains	Losses	Gains	Losses
	($000 omitted)
Municipal	440	504	1,263	175
Corporate	3,115	4,862	6,953	497
Foreign	1,390	3,856	1,742	3,255
U.S. Treasury Bonds	—	377	—	236
	4,945	9,599	9,958	4,163

Debt securities as of March 31, 2018 mature, according to their contractual terms, as follows (actual maturities may differ due to call or prepayment rights):

	Amortized costs	Fair values
	($000 omitted)
In one year or less	45,924	45,914
After one year through five years	357,596	356,396
After five years through ten years	206,149	202,527
After ten years	40,753	40,931
	650,422	645,768

Gross unrealized losses on investments in debt securities and the fair values of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2018, were:

	Less than 12 months		More than 12 months		Total
	Losses	Fair values	Losses	Fair values	Losses	Fair values
	($000 omitted)
Municipal	234	25,959	270	5,612	504	31,571
Corporate	4,670	241,586	192	4,824	4,862	246,410
Foreign	2,052	122,531	1,804	38,663	3,856	161,194
U.S. Treasury Bonds	130	5,756	247	6,706	377	12,462
	7,086	395,832	2,513	55,805	9,599	451,637

The number of specific debt investment securities held in an unrealized loss position as of March 31, 2018 was 292, 33 securities of which were in unrealized loss positions for more than 12 months. Since the Company does not intend to sell and will more likely than not maintain each investment security until its maturity or anticipated recovery, and no significant credit risk is deemed to exist, these investments are not considered as other-than-temporarily impaired. The Company believes its investment portfolio is diversified and expects no material loss to result from the failure to perform by issuers of the debt securities it holds. Investments made by the Company are not collateralized.

Gross unrealized losses on investments in debt securities and the fair values of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2017, were:

	Less than 12 months		More than 12 months		Total
	Losses	Fair values	Losses	Fair values	Losses	Fair values
	($000 omitted)
Municipal	58	17,023	117	5,784	175	22,807
Corporate	386	81,632	111	4,926	497	86,558
Foreign	1,528	116,130	1,727	39,031	3,255	155,161
U.S. Treasury Bonds	53	5,830	183	6,772	236	12,602
	2,025	220,615	2,138	56,513	4,163	277,128

NOTE 4

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

As of March 31, 2018, financial instruments measured at fair value on a recurring basis are summarized below:

	Level 1	Level 2	Fair value measurements
	($000 omitted)
Investments in securities:
Debt securities:
Municipal	—	63,123	63,123
Corporate	—	345,966	345,966
Foreign	—	224,217	224,217
U.S. Treasury Bonds	—	12,462	12,462
Equity securities	33,645	—	33,645
	33,645	645,768	679,413

As of December 31, 2017, financial instruments measured at fair value on a recurring basis are summarized below:

	Level 1	Level 2	Fair value measurements
	($000 omitted)
Investments in securities:
Debt securities:
Municipal	—	72,669	72,669
Corporate	—	357,933	357,933
Foreign	—	228,237	228,237
U.S. Treasury Bonds	—	12,602	12,602
Equity securities	37,914	—	37,914
	37,914	671,441	709,355

As of March 31, 2018, Level 1 financial instruments consist of equity securities. Level 2 financial instruments consist of municipal, governmental, and corporate bonds, both U.S. and foreign. In accordance with the Company’s policies and guidelines which incorporate relevant statutory requirements, the Company’s third-party registered investment manager invests only in securities rated as investment grade or higher by the major rating services, where observable valuation inputs are significant. The fair value of the Company's investments in available-for-sale securities are primarily determined using a third-party pricing service provider. The third-party pricing service provider calculates the fair values using both market approach and model valuation methods, as well as pricing information obtained from brokers, dealers and custodians. Management ensures the reasonableness of the third-party service valuations by comparing them with pricing information from the Company's investment manager.

There were no transfers of investments between levels during the three months ended March 31, 2018 and 2017.

NOTE 5

Investment and other (losses) gains - net. Investments and other (losses) gains are detailed as follows:

	Three Months Ended March 31,
	2018	2017
	($000 omitted)
Realized gains	720	566
Realized losses	(188)	(279)
Net unrealized investment losses recognized on equity securities held	(2,203)	—
	(1,671)	287

Following the adoption of ASU 2016-01 discussed in Notes 1 and 3, the portion of net investment losses recognized during the three-month period ended March 31, 2018 related to investments in equity securities still held as of March 31, 2018 is calculated as follows ($000 omitted):

Total net investment losses recognized on equity securities during the period	(2,226)
Less: Net realized losses on equity securities sold during the period	(23)
Net unrealized investment losses recognized on equity securities still held	(2,203)

Proceeds from sales of investments in securities are as follows:

	Three Months Ended March 31,
	2018	2017
	($000 omitted)
Proceeds from sale of debt securities	13,146	15,050
Proceeds from sale of equity securities	2,220	793
Total proceeds from sale of investment in securities	15,366	15,843

NOTE 6

Goodwill and other intangibles. The summary of changes in goodwill is as follows.

	Title	Ancillary Services and Corporate	Consolidated Total
		($000 omitted)
Balances at December 31, 2017	225,699	5,729	231,428
Acquisitions	11,308	—	11,308
Balances at March 31, 2018	237,007	5,729	242,736

During the first quarter 2018, the Company acquired certain title businesses which increased goodwill related to the title segment by a total of $11.3 million, which is substantially deductible for income tax purposes over a period of 15 years. Also, in connection with the acquisitions, the Company identified and recorded $3.6 million of other intangibles, primarily related to employment and non-compete agreements, to be amortized over 3 years from the date of acquisition.

NOTE 7

Estimated title losses. A summary of estimated title losses for the three months ended March 31 is as follows:

	2018	2017
	($000 omitted)
Balances at January 1	480,990	462,572
Provisions:
Current year	18,880	20,537
Previous policy years	101	164
Total provisions	18,981	20,701
Payments, net of recoveries:
Current year	(2,564)	(2,988)
Previous policy years	(15,708)	(20,909)
Total payments, net of recoveries	(18,272)	(23,897)
Effects of changes in foreign currency exchange rates	(1,894)	766
Balances at March 31	479,805	460,142
Loss ratios as a percentage of title operating revenues:
Current year provisions	4.5%	4.9%
Total provisions	4.5%	4.9%

NOTE 8

Share-based payments. Prior to 2018, the Company granted executives and senior management shares of restricted common stock, consisting of time-based shares, which vest on each of the first three anniversaries of the grant date, and performance-based shares, which vest upon achievement of certain financial objectives over the period of three years. Starting on January 1, 2018, the Company began granting time-based and performance-based restricted stock units, which have vesting conditions generally similar to those restricted common stock shares awarded previously. Each restricted stock unit represents a contractual right to receive a share of the Company's common stock.

The aggregate grant-date fair values of these awards during the first quarters 2018 and 2017 were $3.9 million (90,000 shares with an average grant price per share of $43.33) and $3.0 million (69,000 shares with an average grant price per share of $43.87), respectively. Awards were made pursuant to the Company’s employee incentive compensation plans and the compensation expense associated with restricted stock awards is recognized over the corresponding vesting period.

NOTE 9

Earnings per share. Basic earnings per share (EPS) attributable to Stewart is calculated by dividing net income attributable to Stewart by the weighted-average number of shares of Common Stock outstanding during the reporting periods. Outstanding shares of Common Stock granted to employees that are not yet vested (restricted shares) are excluded from the calculation of the weighted-average number of shares outstanding for calculating basic EPS. To calculate diluted EPS, the number of shares is adjusted for the effects of any dilutive shares. The treasury stock method is used to calculate the dilutive number of shares related to the Company’s long term incentive plan. In periods of loss, dilutive shares are excluded from the calculation of the diluted EPS and diluted EPS is computed in the same manner as basic EPS.

The calculation of the basic and diluted EPS is as follows:

	Three Months Ended March 31,
	2018	2017
	($000 omitted, except per share)
Numerator:
Net (loss) income attributable to Stewart	(3,780)	4,087

Denominator (000):
Basic average shares outstanding	23,508	23,433
Average number of dilutive shares relating to grants of restricted shares and units	—	136
Diluted average shares outstanding	23,508	23,569

Basic (loss) earnings per share attributable to Stewart	(0.16)	0.17

Diluted (loss) earnings per share attributable to Stewart	(0.16)	0.17

NOTE 10

Contingent liabilities and commitments. In the ordinary course of business, the Company guarantees the third-party indebtedness of certain of its consolidated subsidiaries. As of March 31, 2018, the maximum potential future payments on the guarantees are not more than the related notes payable recorded in the condensed consolidated balance sheets. The Company also guarantees the indebtedness related to lease obligations of certain of its consolidated subsidiaries. The maximum future obligations arising from these lease-related guarantees are not more than the Company’s future minimum lease payments. As of March 31, 2018, the Company also had unused letters of credit aggregating $5.4 million related to workers’ compensation and other insurance. The Company does not expect to make any payments on these guarantees.

NOTE 11

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

NOTE 12

Segment information. The Company reports two operating segments: title and ancillary services and corporate. The title segment provides services needed to transfer title to property in a real estate transaction and includes services such as searching, examining, closing and insuring the condition of the title to the property. In addition, the title segment includes centralized title services, home and personal insurance services and Internal Revenue Code Section 1031 tax-deferred exchanges. The ancillary services and corporate segment includes search and valuation services, which are the principal offerings of ancillary services, and expenses of the parent holding company and certain other enterprise-wide overhead costs, net of centralized administrative services costs allocated to respective operating businesses.

Selected statement of operations information related to these segments is as follows:

	Three Months Ended March 31,
	2018	2017
	($000 omitted)
Title segment:
Revenues	425,411	425,795
Depreciation and amortization	5,317	5,226
Income before taxes and noncontrolling interest	5,125	12,276

Ancillary services and corporate segment:
Revenues	11,819	17,244
Depreciation and amortization	917	1,152
Loss before taxes and noncontrolling interest	(8,380)	(6,411)

Consolidated Stewart:
Revenues	437,230	443,039
Depreciation and amortization	6,234	6,378
(Loss) income before taxes and noncontrolling interest	(3,255)	5,865

The Company does not provide asset information by reportable operating segment as it does not routinely evaluate the asset position by segment.

Revenues generated in the United States and all international operations are as follows:

	Three Months Ended March 31,
	2018	2017
	($000 omitted)
United States	413,304	419,251
International	23,926	23,788
	437,230	443,039

NOTE 13
Other comprehensive (loss) income. Changes in the balances of each component of other comprehensive (loss) income and the related tax effects are as follows:

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount
	($000 omitted)			($000 omitted)
Net unrealized (losses) gains on investments:
Change in net unrealized gains and losses on investments	(10,134)	(2,128)	(8,006)	3,795	1,328	2,467
Less: reclassification adjustment for net gains included in net (loss) income	(315)	(66)	(249)	(565)	(198)	(367)
	(10,449)	(2,194)	(8,255)	3,230	1,130	2,100
Foreign currency translation adjustments	(2,279)	(687)	(1,592)	1,680	355	1,325
Other comprehensive (loss) income	(12,728)	(2,881)	(9,847)	4,910	1,485	3,425

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S OVERVIEW

We reported a net loss attributable to Stewart of $3.8 million ($0.16 per diluted share) for the first quarter 2018 compared to a net income attributable to Stewart of $4.1 million ($0.17 per diluted share) for the first quarter 2017. Pretax loss before noncontrolling interests for the first quarter 2018 was $3.3 million compared to a pretax income before noncontrolling interests of $5.9 million for the first quarter 2017.

First quarter 2018 results included:

•	$2.3 million of third party advisory expenses recorded in other operating expenses in the ancillary services and corporate segment relating to the strategic alternatives review, and

•
$2.2 million of net unrealized losses recorded in the title segment relating to changes in fair value of investments in equity securities, which were previously accounted for in other comprehensive income, but are now recorded in net income due to the adoption of a new accounting standard at the beginning of 2018.

On March 18, 2018, Stewart entered into an agreement and plan of merger with Fidelity National Financial, Inc. (FNF), in which the outstanding shares of Stewart will be exchanged for a combination of cash and shares of FNF, and the Company will be merged into a subsidiary of FNF (the Mergers) (refer to Note 1.F to the condensed consolidated financial statements for additional information on this transaction). Subject to approval by our stockholders and regulatory authorities, and the satisfaction of customary closing conditions, the Mergers are expected to close by the first or second quarter of 2019. The regulatory approval process for the Mergers was initiated by the submission of preliminary Hart-Scott-Rodino (HSR) filings to the Federal Trade Commission (FTC) on March 30, 2018. The Form A filings to the states of domicile for Stewart’s two underwriters, Texas (Stewart Title Guaranty Company) and New York (Stewart Title Insurance Company) were made on April 27, 2018.

Summary results of the title segment are as follows ($ in millions, except pretax margin):

	For the Three Months Ended March 31,
	2018	2017	% Change

Total operating revenues	422.4	420.7	—%
Investment income and other net gains	3.0	5.1	(40)%
Pretax income	5.1	12.3	(58)%
Pretax margin	1.2%	2.9%

Title revenues in the first quarter 2018 slightly increased from the prior year quarter. Pretax income declined $7.2 million in the first quarter 2018, compared to the first quarter 2017, with $2.2 million of net unrealized losses relating to changes in fair value of investments in equity securities, which primarily reduced the segment’s investment income and other net gains in the first quarter 2018 compared to the prior year quarter. The title segment incurred increased employee costs, primarily driven by our Title365 acquisition during the second quarter 2017, and a lower agency remittance rate, partially offset by lower title loss expenses.

Non-commercial domestic revenue, as shown under the Results of Operations - Title revenues section, includes revenues from purchase transactions and centralized title operations (processing primarily refinancing and default title orders), which decreased 2% and 40%, respectively, in the first quarter 2018 compared to the prior year quarter due to lower closed orders as influenced by the industry’s lower home sales, rising home prices and falling refinancing activities. Total commercial revenues improved 12% from the prior year quarter primarily due to strong performance by our domestic operations, generating higher dollar transactions which more than offset the 11% decrease in commercial orders closed. Total international title revenues decreased 2% in the first quarter 2018 compared to the prior year quarter driven by lower volumes, partially offset by the stronger foreign exchange rates against the U.S. dollar.

Gross revenues from independent agency operations in the first quarter 2018 increased 2% compared to the first quarter 2017. The independent agency remittance rate in the first quarter 2018 decreased to 17.6% from 18.1% in the prior year quarter as a result of the geographic mix of our agency business (decreased revenues in higher-remitting states and increased revenues in lower-remitting states). Agency revenues, net of agency retention, decreased 1% in the first quarter 2018 compared to the prior year quarter.

Summary results of the ancillary services and corporate segment are as follows ($ in millions):

	For the Three Months Ended March 31,
	2018	2017	% Change

Total revenues	11.8	17.2	(31)%
Pretax loss	(8.4)	(6.4)	(31)%

First quarter 2018 segment revenues declined compared to the prior year quarter primarily due to lower revenues generated by the valuation services operations resulting from reduced orders from our principal customers. The segment’s pretax results for the first quarter 2018 included $2.3 million of third party advisory expenses relating to the strategic alternatives review. Excluding these charges, the segment pretax results would have improved 5% from the prior year quarter. The segment’s results for the first quarter 2018 and 2017 included approximately $8.1 million and $5.5 million, respectively, of net expenses attributable to parent company and corporate operations.

CRITICAL ACCOUNTING ESTIMATES

The preparation of the Company’s condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures surrounding contingencies and commitments.

Actual results can differ from our accounting estimates. While we do not anticipate significant changes in our estimates, there is a risk that such changes could have a material impact on our consolidated financial condition or results of operations for future periods. During the three months ended March 31, 2018, we made no material changes to our critical accounting estimates as previously disclosed in Management’s Discussion and Analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Operations. Our primary business is title insurance and settlement-related services. We close transactions and issue title policies on homes, commercial and other real properties located in all 50 states, the District of Columbia and international markets through policy-issuing offices, agencies and centralized title services centers. Our ancillary services and corporate segment includes our parent holding company expenses and certain enterprise-wide overhead costs, along with our remaining ancillary services operations, principally search and valuation services.

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

Premiums are determined in part by the values of the transactions we handle. To the extent inflation or market conditions cause increases in the prices of homes and other real estate, premium revenues are also increased. Conversely, falling home prices cause premium revenues to decline. As an overall guideline, a 5% change in median home prices results in an approximate 3.7% change in title premiums. Home price changes may override the seasonal nature of the title insurance business. Historically, our first quarter is the least active in terms of title insurance revenues as home buying is generally depressed during winter months. Our second and third quarters are the most active as the summer is the traditional home buying season, and while commercial transaction closings are skewed to the end of the year, individually large commercial transactions can occur any time of year.

RESULTS OF OPERATIONS

Comparisons of our results of operations for the three months ended March 31, 2018 with the three months ended March 31, 2017 are set forth below. Factors contributing to fluctuations in the results of operations are presented in the order of their monetary significance, and we have quantified, when necessary, significant changes. Segment results are included in the discussions and, when relevant, are discussed separately.

Our statements on home sales and loan activity are based on published industry data from sources including Fannie Mae, the National Association of Realtors® (NAR), the Mortgage Bankers Association (MBA) and Freddie Mac. We also use information from our direct operations.

Operating environment. Actual existing home sales in the first quarter 2018 declined approximately 2% from the first quarter 2017. March 2018 existing home sales totaled 434,000, which was down 5% from a year ago, but up 36% from February 2018. According to NAR, lower home listings, rising home prices and the weather-impacted declines during February 2018 were the likely causes of lower existing home sales in the first quarter 2018. March 2018 median and average home prices rose approximately 6% and 4%, respectively, compared to March 2017 prices. According to Fannie Mae, one-to-four family residential lending declined 5% to $386 billion in the first quarter 2018 from $409 billion in the first quarter 2017, primarily driven by a 13%, or $25 billion, reduction in refinance originations, partially offset by a modest 1%, or $2 billion, increase in purchase lending. On average, refinance title premium rates are 60% of the premium rates for a similarly priced sale transaction.

Title revenues. Direct title revenue information is presented below:

	Three Months Ended March 31,
	2018	2017	% Change
	($ in millions)
Non-commercial
Domestic	115.7	123.1	(6)%
International	18.2	18.3	(1)%
	133.9	141.4	(5)%
Commercial:
Domestic	47.5	41.6	14%
International	4.1	4.4	(7)%
	51.6	46.0	12%
Total direct title revenues	185.5	187.4	(1)%

Revenues from direct title operations, which include residential, commercial, international and centralized title services transactions, decreased $1.9 million, or 1%, in the first quarter 2018 compared to the first quarter 2017, due to revenue declines in our centralized title and residential operations as influenced by lower home sales, rising home prices and falling refinancing activities, partially offset by the revenue improvement from our commercial operations. Revenues from our centralized title operations, which primarily process refinancing and default title orders, decreased $5.4 million, or 40%, in the first quarter 2018 compared to the first quarter 2017, primarily due to decreased refinancing orders and lower demand for default services, which are in line with industry trends. Our residential revenues, which comprise approximately 60% of our total direct revenues, declined $2.0 million, or 2%, in the first quarter 2018 compared to the first quarter 2017, primarily due to management and staff departures within certain offices during the second quarter 2017, partially offset by revenues related to Title365, which we acquired during the second quarter 2017.
Our direct operations include local offices and international operations, and we generate commercial revenues both domestically and internationally. U.S. commercial revenues during the first quarter 2018 increased $5.9 million, or 14%, compared to the first quarter 2017, primarily due to large transactions during the first quarter 2018, which resulted in an improvement in our commercial revenue fee per file, partially offset by a decline in commercial orders closed. Total international revenues in the first quarter 2018 were $22.3 million, which was comparable to the prior year quarter, primarily as a result of decreased transaction volume from our Canada operations, offset by the stronger foreign currency exchange rates against the U.S. dollar. Direct revenues constituted 44% and 45% of our total title revenues in the first quarters 2018 and 2017, respectively.

Orders information for the three months ended March 31 is as follows:

	2018	2017	Change	% Change
Opened Orders:
Commercial	8,974	11,450	(2,476)	(22)%
Purchase	56,491	61,242	(4,751)	(8)%
Refinance	23,132	23,456	(324)	(1)%
Other	3,013	4,596	(1,583)	(34)%
Total	91,610	100,744	(9,134)	(9)%

Closed Orders:
Commercial	6,520	7,326	(806)	(11)%
Purchase	36,681	40,202	(3,521)	(9)%
Refinance	14,879	19,208	(4,329)	(23)%
Other	3,115	3,198	(83)	(3)%
Total	61,195	69,934	(8,739)	(12)%

Gross revenues from independent agency operations increased $3.5 million, or 2%, in the first quarter 2018 compared to the first quarter 2017, primarily as a result of revenue increases in the states of New York, Texas, Wisconsin and Ohio, partially offset by decreases in the states of Massachusetts, California and Florida. However, agency revenues, net of retention, decreased $0.5 million, or 1%, primarily due to the lower average agency remittance rate resulting from revenue increases from generally lower remitting states, while revenues from higher remitting states declined. Refer further to the "Retention by agencies" discussion under Expenses below.

Ancillary services revenues. Ancillary services operating revenues decreased $5.5 million, or 32%, in the first quarter 2018 compared to the first quarter 2017, primarily due to lower revenues generated by the valuation services operations resulting from reduced orders from our principal customers.

Investment income. Investment income during the first quarter 2018 was comparable to the first quarter 2017.

Investment and other (losses) gains - net. Investment and other losses - net for the first quarter 2018 included $2.2 million of net unrealized losses related to investments in equity securities held at the end of the quarter (refer to Note 5 to the condensed consolidated financial statements for details).

Expenses. An analysis of expenses is shown below:

	Three Months Ended March 31,
	2018	2017	% Change
	($ in millions)

Amounts retained by agencies	195.2	191.2	2%
As a % of agency revenues	82.4%	81.9%
Employee costs	138.8	139.8	(1)%
As a % of operating revenues	32.0%	31.9%
Other operating expenses	80.3	78.3	2%
As a % of operating revenues	18.5%	17.9%
Title losses and related claims	19.0	20.7	(8)%
As a % of title revenues	4.5%	4.9%

Retention by agencies. Amounts retained by title agencies are based on agreements between agencies and our title underwriters. Amounts retained by independent agencies, as a percentage of revenues generated by them, averaged 82.4% and 81.9% in the first quarters 2018 and 2017, respectively. The average retention percentage may vary from period to period due to the geographical mix of agency operations, the volume of title revenues and, in some states, laws or regulations. Due to the variety of such laws or regulations, as well as competitive factors, the average retention rate can differ significantly from state to state. In addition, a high proportion of our independent agencies are in states with retention rates greater than 80%. The increase of the agency retention rate in the first quarter 2018 from the prior year quarter was primarily due to decreased revenues in higher-remitting states (such as Massachusetts and Florida) and increased revenues in lower-remitting states (such as New York and Texas). We continue to focus on increasing profit margins in every state, increasing premium revenue in states where remittance rates are above 20%, and maintaining the quality of our agency network, which we believe to be the industry’s best, in order to mitigate claims risk and drive consistent future performance. While market share is important in our agency operations channel, it is not as important as margins, risk mitigation and profitability.

Employee costs. Total employee costs slightly decreased $1.0 million, or 1%, in the first quarter 2018 compared to the prior year quarter. Salaries expense declined 2% as a result of an approximately 5% reduction in average employee counts, primarily related to volume declines in our ancillary services and centralized title operations and staff departures in direct operations during the second quarter 2017; while incentive compensation tied to performance decreased 18% from the prior year quarter. These declines were partially offset by increased commissions related to higher commercial title revenues. As a percentage of total operating revenues, employee costs for the first quarter 2018 were 32.0%, which was comparable to the first quarter 2017.

Employee costs in the title segment increased $3.4 million, or 3%, in the first quarter 2018 compared to the first quarter 2017, primarily due to increased commissions relating to the higher commercial title revenues. In the ancillary services and corporate segment, employee costs decreased $4.4 million, or 38%, in the first quarter 2018 compared to the first quarter 2017, primarily as a result of the reduction in average employee count.

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

Consolidated other operating expenses increased $1.9 million, or 2%, in the first quarter 2018 compared to the first quarter 2017; while as a percentage of total operating revenues, other operating expenses were 18.5% in the first quarter 2018 compared to 17.9% in the prior year quarter. During the first quarter 2018, we incurred $2.3 million of third-party advisory expenses recorded in the ancillary services and corporate segment relating to the strategic alternatives review. Excluding these non-operating charges, other operating expenses as a percentage of operating revenues were 18.0%, which was comparable to the prior year quarter.

Costs that follow, to varying degrees, changes in transaction volumes and revenues decreased $1.6 million, or 4%, in the first quarter 2018 compared to the first quarter 2017, primarily as a result of reduced costs of services related to lower revenues from our centralized title operations during the first quarter 2018. Costs that fluctuate independently of revenues slightly increased $0.5 million, or 6%, in the first quarter 2018 compared to the first quarter 2017 as a result of increased travel expenses. Excluding the charges mentioned above, costs that are fixed in nature increased $0.5 million, or 2%, in the first quarter 2018 compared to the first quarter 2017, primarily due to higher technology and telephone expenses.

Title losses. Provisions for title losses, as a percentage of title operating revenues, were 4.5% and 4.9% for the first quarter 2018 and 2017, respectively. Title losses decreased $1.7 million, or 8%, in the first quarter 2018 compared to the prior year quarter, primarily as a result of our lower general provisioning rate based on favorable loss development experience. The title loss ratio in any given quarter can be significantly influenced by changes in new large claims incurred, escrow losses and adjustments to reserves for existing large claims.

Cash claim payments in the first quarter 2018 compared to the first quarter 2017 decreased $5.6 million, or 24%, primarily due to a reduction in payments on existing claims. We continue to manage and resolve large claims prudently and in keeping with our commitments to our policyholders.

The composition of title policy loss expense is as follows:

	Three Months Ended March 31,
	2018	2017
	($ in millions)
Provisions – known claims:
Current year	1.5	2.2
Prior policy years	14.7	18.7
	16.2	20.9
Provisions – IBNR
Current year	17.4	18.3
Prior policy years	0.1	0.2
	17.5	18.5
Transferred from IBNR to known claims	(14.7)	(18.7)
Total provisions	19.0	20.7

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

Known claims provisions decreased $4.7 million, or 22%, in the first quarter 2018 compared to the first quarter 2017, primarily as a result of lower claim amounts reported. Compared to the prior year quarter, total provisions - IBNR decreased $1.0 million, or 5%, primarily due to the lower general provisioning rate in the first quarter 2018. As a percentage of title operating revenues, provisions - IBNR for the current policy year decreased to 4.1% in the first quarter 2018 from 4.3% in the prior year quarter.

In addition to title policy claims, we incur losses in our direct operations from escrow, closing and disbursement functions. These escrow losses typically relate to errors or other miscalculations of amounts to be paid at closing, including timing or amount of a mortgage payoff, payment of property or other taxes and payment of homeowners’ association fees. Escrow losses also arise in cases of mortgage fraud, and in those cases, the title insurer incurs the loss under its obligation to ensure that an unencumbered title is conveyed. Escrow losses are recognized as expense when discovered or when contingencies associated with them (such as litigation) are resolved and are typically paid less than 12 months after the loss is recognized. During the first quarters 2018 and 2017, we recorded approximately $0.9 million and $1.1 million, respectively, of policy loss reserves relating to escrow losses arising from mortgage fraud.

Total title policy loss reserve balances are as follows:

	March 31, 2018	December 31, 2017
	($ in millions)
Known claims	67.7	69.8
IBNR	412.1	411.2
Total estimated title losses	479.8	481.0

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

Depreciation and amortization. Depreciation and amortization expense during the first quarter 2018 was comparable to the first quarter 2017.

Income taxes. Our effective tax rates, based on (loss) income before taxes and after deducting income attributable to noncontrolling interests, were 25.5% and (3.7)% in the first quarters 2018 and 2017, respectively. Excluding first quarter 2017 discrete net income tax benefit effects of $1.6 million, principally related to previously unrecognized research and development tax credits, the first quarter 2017 effective tax rate was 36.7%. The lower effective tax rate in the first quarter 2018, compared to the adjusted rate for the first quarter 2017, was primarily the result of the reduced corporate tax rate of the Tax Cuts and Jobs Act that was enacted in December 2017.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources reflect our ability to generate cash flow to meet our obligations to shareholders, customers (payments to satisfy claims on title policies), vendors, employees, lenders and others. As of March 31, 2018, our cash and investments, including amounts reserved pursuant to statutory requirements, aggregated $807.3 million ($309.6 million, net of statutory reserves on cash and investments). Of our total cash and investments at March 31, 2018, $531.1 million ($237.8 million, net of statutory reserves) was held in the United States and the rest internationally, principally in Canada.

Cash held at the parent company totaled $1.0 million at March 31, 2018. As a holding company, the parent company is funded principally by cash from its subsidiaries in the form of dividends, operating and other administrative expense reimbursements and pursuant to intercompany tax sharing agreements. The expense reimbursements are paid in accordance with management agreements, approved by the Texas Department of Insurance (TDI), among us and our subsidiaries. In addition to funding operating expenses, cash held at the parent company is used for dividend payments to common stockholders and for stock repurchases, if any. To the extent such uses exceed cash available, the parent company is dependent on distributions from its regulated title insurance underwriter, Stewart Title Guaranty Company (Guaranty).

A substantial majority of our consolidated cash and investments as of March 31, 2018 was held by Guaranty and its subsidiaries. The use and investment of these funds, dividends to the parent company, and cash transfers between Guaranty and its subsidiaries and the parent company are subject to certain legal and regulatory restrictions. In general, Guaranty may use its cash and investments in excess of its legally-mandated statutory premium reserve (established in accordance with requirements under Texas law) to fund its insurance operations, including claims payments. Guaranty may also, subject to certain limitations, provide funds to its subsidiaries (whose operations consist principally of field title offices and ancillary services operations) for their operating and debt service needs.

We maintain investments in accordance with certain statutory requirements in the states of domicile of our underwriters for the funding of statutory premium reserves. Statutory premium reserves, which approximated $476.0 million and $490.8 million at March 31, 2018 and December 31, 2017, respectively, are required to be fully funded and invested in high-quality securities and short-term investments. Statutory reserve funds are not available for current claim payments, which must be funded from current operating cash flow. In addition, included within cash and cash equivalents are statutory reserve funds of approximately $21.6 million and $14.2 million at March 31, 2018 and December 31, 2017, respectively. Although these cash statutory reserve funds are not restricted or segregated in depository accounts, they are required to be held pursuant to state statutes. If the Company fails to maintain minimum investments or cash and cash equivalents sufficient to meet statutory requirements, the Company may be subject to fines or other penalties, including potential revocation of its business license. As of March 31, 2018, our known claims reserve totaled $67.7 million and our estimate of claims that may be reported in the future, under generally accepted accounting principles, totaled $412.1 million. In addition to this, we had cash and investments (excluding equity method investments) of $257.5 million which are available for underwriter operations, including claims payments.

The ability of Guaranty to pay dividends to its parent is governed by Texas insurance law. The TDI must be notified of any dividend declared, and any dividend in excess of the statutory maximum of 20% of surplus (approximately $102.0 million as of December 31, 2017) would be, by regulation, considered extraordinary and subject to pre-approval by the TDI. Also, the Texas Insurance Commissioner may raise an objection to a planned distribution during the notification period. Guaranty’s actual ability or intent to pay dividends to its parent may be constrained by business and regulatory considerations, such as the impact of dividends on surplus and the liquidity ratio, which could affect its ratings and competitive position, the amount of insurance it can write and its ability to pay future dividends. As of December 31, 2017, our liquidity ratio for our principal underwriter was 107% based on its statutory balance sheet. Our internal objective is to maintain a ratio of at least 100%, as we believe that ratio is crucial to our competitiveness in the market and our insurer financial strength ratings. On an ongoing basis, this ratio will largely guide our decisions as to frequency and magnitude of dividends from Guaranty to the parent company. Further, depending on business and regulatory conditions, we may in the future need to retain cash in Guaranty or even raise cash in the capital markets to contribute to it in order to maintain its ratings or statutory capital position. Such a requirement could be the result of investment losses, reserve charges, adverse economic environment operating conditions or changes in interpretation of statutory accounting requirements by regulators. No dividend was paid by Guaranty to its parent during the first quarters 2018 and 2017.

As the parent company conducts no operations apart from its wholly-owned subsidiaries, the discussion below focuses on consolidated cash flows.

	For the Three Months Ended March 31,
	2018	2017
	(dollars in millions)
Net cash used by operating activities	(28.9)	(19.2)
Net cash used by investing activities	(1.5)	(26.9)
Net cash used by financing activities	(15.9)	(17.9)

Operating activities. Our principal sources of cash from operations are premiums on title policies and revenue from title service-related transactions, ancillary services and other operations. Our independent agencies remit cash to us net of their contractual retention. Our principal cash expenditures for operations are employee costs, operating costs and title claims payments.

Cash used by operations increased in the first quarter 2018 compared to the prior year quarter, primarily due to the net loss generated in the first quarter 2018, compared with the net income from the first quarter 2017, and higher payments on accounts payable and other liabilities, partially offset by lower claim payments.

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

Investing activities. Cash used by investing activities was primarily driven by purchases of investments, capital expenditures and acquisition of subsidiaries, offset by proceeds from matured and sold investments. Total proceeds from securities investments sold and matured were $20.0 million and $30.8 million, respectively; while cash used for purchases of securities investments approximated $8.0 million and $52.0 million in the first quarters 2018 and 2017, respectively. The higher purchases of investments in the prior year quarter was primarily due to our investment strategy during 2017 to increase investments held by our Canada operations.

During the first quarter 2018, we used $12.0 million of cash for acquisitions of new subsidiaries; while cash used for purchases of property and equipment were $2.0 million and $5.6 million during the first quarter 2018 and 2017, respectively. We maintain investment in capital expenditures at a level that enables us to implement technologies for increasing our operational and back-office efficiencies and to pursue growth in key markets.

Financing activities and capital resources. Total debt and stockholders’ equity were $108.6 million and $656.2 million, respectively, as of March 31, 2018. Of the total notes payable payments during the first quarters 2018 and 2017, $4.1 million and $7.3 million, respectively, were related to short-term loan agreements in connection with our Section 1031 tax-deferred property exchange business. Our debt-to-equity ratio at March 31, 2018, excluding our Section 1031 notes, was approximately 16.5%, below the 20% we have set as our unofficial internal limit on leverage.

During both the first quarters 2018 and 2017, we paid total dividends of $0.30 per common share, which aggregated $7.1 million and $7.0 million for the first quarters 2018 and 2017, respectively. There were no stock repurchases during the first quarters 2018 and 2017, except for repurchases during the first quarter 2018 of approximately 14,400 shares (aggregate purchase price of approximately $0.6 million) related to the statutory income tax withholding on the vesting of restricted share grants to executives and senior management.

Effect of changes in foreign currency exchange rates. The effect of changes in foreign currency exchange rates on our cash and cash equivalents on the consolidated statements of cash flows was a net decrease of $0.3 million during the first quarter 2018 and a net increase of $0.8 million during the first quarter 2017. Our principal foreign operating unit is in Canada, and, on average, the value of the Canadian dollar relative to the U.S. dollar declined during the first quarter 2018, compared to its appreciation during the prior year quarter.

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

Contingent liabilities and commitments. See discussion of contingent liabilities and commitments in Note 10 to the condensed consolidated financial statements included in Item 1 of Part I of this Report.

Other comprehensive (loss) income. Unrealized gains and losses on available-for-sale securities investments and changes in foreign currency exchange rates are reported net of deferred taxes in accumulated other comprehensive (loss) income, a component of stockholders’ equity, until realized. For the first quarter 2018, net unrealized investment losses of $8.3 million, net of taxes, which increased our other comprehensive loss, were primarily related to temporary decreases in the fair values over costs of our corporate, municipal and foreign bond securities available-for-sale investments. For the first quarter 2017, net unrealized investment gains of $2.1 million, net of taxes, which increased our other comprehensive income, were primarily related to temporary increases in the fair values over costs of our corporate and foreign bond securities available-for-sale investments.

Changes in foreign currency exchange rates, primarily related to our Canadian operations, increased our other comprehensive loss, net of taxes, by $1.6 million for the first quarter 2018; while they increased our other comprehensive income, net of taxes, by $1.3 million for the first quarter 2017.

Off-balance sheet arrangements. We do not have any material source of liquidity or financing that involves off-balance sheet arrangements, other than our contractual obligations under operating leases. We also routinely hold funds in segregated escrow accounts pending the closing of real estate transactions and have qualified intermediaries in tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code. The Company holds the proceeds from these transactions until a qualifying exchange can occur. In accordance with industry practice, these segregated accounts are not included on the balance sheet. See Note 17 in our Annual Report on Form 10-K for the year ended December 31, 2017.

Forward-looking statements. Certain statements in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to future, not past, events and often address our expected future business and financial performance.  These statements often contain words such as "expect," "anticipate," "intend," "plan," "believe," "seek," "will," "foresee" or other similar words. Forward-looking statements by their nature are subject to various risks and uncertainties that could cause our actual results to be materially different than those expressed in the forward-looking statements. These risks and uncertainties include, among other things, the challenging economic conditions; adverse changes in the level of real estate activity; changes in mortgage interest rates, existing and new home sales, and availability of mortgage financing; our ability to respond to and implement technology changes, including the completion of the implementation of our enterprise systems; the impact of unanticipated title losses or the need to strengthen our policy loss reserves; any effect of title losses on our cash flows and financial condition; the ability to attract and retain highly productive sales associates; the impact of vetting our agency operations for quality and profitability; independent agency remittance rates; changes to the participants in the secondary mortgage market and the rate of refinancing that affects the demand for title insurance products; regulatory non-compliance, fraud or defalcations by our title insurance agencies or employees; our ability to timely and cost-effectively respond to significant industry changes and introduce new products and services; the outcome of pending litigation; the impact of changes in governmental and insurance regulations, including any future reductions in the pricing of title insurance products and services; our dependence on our operating subsidiaries as a source of cash flow; the continued realization of expense savings from our cost management program; our ability to successfully integrate acquired businesses; our ability to access the equity and debt financing markets when and if needed; our ability to grow our international operations; seasonality and weather; and our ability to respond to the actions of our competitors. These risks and uncertainties, as well as others, are discussed in more detail in our documents filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2017, and if applicable, our Quarterly Reports on Form 10-Q, and our Current Reports on Form 8-K. All forward-looking statements included in this report are expressly qualified in their entirety by such cautionary statements. We expressly disclaim any obligation to update, amend or clarify any forward-looking statements contained in this report to reflect events or circumstances that may arise after the date hereof, except as may be required by applicable law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes during the quarter ended March 31, 2018 in our investment strategies, types of financial instruments held or the risks associated with such instruments that would materially alter the market risk disclosures made in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. Our principal executive officer and principal financial officer are responsible for establishing and maintaining disclosure controls and procedures. They evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2018, and have concluded that, as of such date, our disclosure controls and procedures are adequate and effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting during the quarter ended March 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

See discussion of legal proceedings in Note 11 to the condensed consolidated financial statements included in Item 1 of Part I of this Report, which is incorporated by reference into this Part II, Item 1, as well as Item 3. Legal Proceedings, in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 1A. Risk Factors

Except as described below, there are no other changes during the first quarter ended March 31, 2018 to our risk factors as listed in our Annual Report on Form 10-K for the year ended December 31, 2017.

The Mergers may present certain risks to Stewart’s business and operations prior to the closing of the Mergers, including, among other things, risks that:

FNF’s stock price may be negatively impacted by risks and conditions that apply to FNF, which are different from the risks and conditions applicable to Stewart.

Upon completion of the Mergers, our stockholders who elect to receive the Stock Election Consideration or Mixed Election Consideration will become holders of FNF Common Stock. The businesses and markets of FNF and the other companies it has acquired and may acquire in the future are different from those of Stewart. There is a risk that various factors, conditions and developments that would not affect the price of our Common Stock could negatively affect the price of FNF Common Stock.

The Mergers are subject to the receipt of consents and clearances from regulatory authorities that may impose conditions that could have an adverse effect on Stewart or that could delay or, if not obtained, could prevent completion of the Mergers.

The Mergers are subject to approvals or non-disapprovals from or notices to state insurance regulators, state financial institution regulators, state real estate regulators and various other federal and state regulatory authorities, as well as insurance authorities in Canada, Mexico and the United Kingdom. Additionally, the Mergers are subject to review by the FTC and the Antitrust Division of the DOJ under the HSR Act, and the Canada Competition Bureau under the Canadian Competition Act. Before the Mergers may be completed, applicable waiting periods must expire or terminate under antitrust laws and various approvals, consents or clearances may be required to be obtained from regulatory entities. In deciding whether to grant antitrust or other regulatory clearances, the relevant governmental entities will consider the effect of the Mergers on competition within their relevant jurisdictions. The terms and conditions of the approvals that are granted may impose requirements, limitations or costs or place restrictions on the conduct of FNF’s business following the Mergers. There can be no assurance that regulators will not impose conditions, terms, obligations or restrictions and that such conditions, terms, obligations or restrictions will not have the effect of delaying completion of the Mergers or imposing additional material costs on or materially limiting the revenues of FNF following the Mergers. In addition, neither FNF nor Stewart can provide assurance that any such conditions, terms, obligations or restrictions will not result in the delay or abandonment of the Mergers.

Our stockholders may not receive all consideration in the form they elect, and the form of consideration that they receive may have a lower value or less favorable tax consequences than the form of consideration that they elect to receive.

Our stockholders that make an election for either the Cash Election Consideration or the Stock Election Consideration will be subject to proration if holders of our Common Stock, in the aggregate, elect to receive more or less than the aggregate amount of cash consideration to be paid in the Mergers. Accordingly, some of the consideration our stockholders receive in the Mergers may differ from the type of consideration they select and such difference may be significant. This may result in, among other things, tax consequences that differ from those that would have resulted if our stockholders had received solely the form of consideration that they elected. The relative proportion of stock and cash that one of our stockholders receives may also have a value that is higher or lower than the relative proportion of stock and cash that such stockholder elected to receive.

We may have difficulty attracting, motivating and retaining executives and other employees in light of the Mergers.

Uncertainty about the effect of the Mergers on our employees may have an adverse effect on us. This uncertainty may impair our ability to attract, retain and motivate personnel until the Mergers are completed. We are dependent on the experience and industry knowledge of our officers and other key employees to execute our business plans. The combined company’s success after the Mergers will depend in part upon its ability to retain key management personnel and other key employees of FNF and Stewart. Employee retention may be particularly challenging during the pendency of the Mergers, as employees may feel uncertain about their future roles with the combined company. In addition, we may have to provide additional compensation in order to retain employees. If employees of FNF and Stewart depart because of issues relating to the uncertainty and difficulty of integration or a desire not to become employees of the combined company, the combined company’s ability to realize the anticipated benefits of the Mergers could be reduced.

We will incur substantial transaction-related costs in connection with the Mergers.

We expect to incur a number of non-recurring transaction-related costs associated with completing the Mergers, combining the operations of the two companies and achieving desired synergies. These fees and costs will be substantial. Non-recurring transaction costs include, but are not limited to, fees paid to legal, financial and accounting advisors, filing fees and printing costs. Additional unanticipated costs may be incurred in the integration of the businesses of FNF and Stewart. There can be no assurance that the elimination of certain duplicative costs, as well as the realization of other efficiencies related to the integration of the two businesses, will offset the incremental transaction-related costs over time. Thus, any net benefit may not be achieved in the near term, the long term or at all.

The Mergers are subject to conditions, including certain conditions that may not be satisfied, and may not be completed on a timely basis, or at all. Failure to complete the Mergers could have material and adverse effects on us.

The completion of the Mergers is subject to a number of conditions, including the approval of the Merger Agreement proposal by our stockholders, which make the completion and timing of the completion of the Mergers uncertain. Also, either we or FNF may terminate the Merger Agreement if the Mergers have not been completed by March 18, 2019 (or the extended end date, if applicable), unless the failure of the Mergers to be completed by such date has resulted from the failure of the party seeking to terminate the Merger Agreement to perform its obligations.

If the Mergers are not completed on a timely basis, or at all, our ongoing businesses may be adversely affected and, without realizing any of the benefits of having completed the Mergers, we will be subject to a number of risks, including the following:

•	we may be required, under certain circumstances, to pay FNF a termination fee of $33 million if the Merger Agreement is terminated under qualifying circumstances, as described in the Merger Agreement;

•	we will be required to pay certain costs relating to the Mergers, whether or not the Mergers are completed, such as legal, accounting, financial advisor and printing fees;

•
under the Merger Agreement, we are subject to certain restrictions on the conduct of its business prior to completing the Mergers which may adversely affect its ability to execute certain of its business strategies;

•	time and resources committed by our management to matters relating to the Mergers could otherwise have been devoted to pursuing other beneficial opportunities;

•	the market price of our Common Stock could decline below current market prices to the extent that such current market prices reflect a market assumption that the Mergers will be completed; and

•
if the Merger Agreement is terminated and our board seeks another business combination, our stockholders cannot be certain that we will be able to find a party willing to enter into a business combination or other strategic transaction on terms equivalent to or more attractive than the terms that FNF has agreed to in the Merger Agreement.

In addition, if the Mergers are not completed, we may experience negative reactions from the financial markets and from our customers and employees. We could also be subject to litigation related to any failure to complete the Mergers or to enforcement proceedings commenced against us to perform our obligations under the Merger Agreement. If the Mergers are not completed, we cannot assure our stockholders that the risks described above will not materialize and will not adversely affect the business, financial results and stock prices of Stewart.

The Merger Agreement contains provisions that limit our ability to pursue alternatives to the Mergers, could discourage a potential competing acquirer from making a favorable alternative transaction proposal and, in specified circumstances, could require us to pay a termination fee of $33 million to FNF.

Under the Merger Agreement, we are restricted from entering into an alternative transaction. Unless and until the Merger Agreement is terminated, subject to specified exceptions, we are restricted from soliciting, initiating, knowingly facilitating, knowingly encouraging or knowingly inducing or negotiating, any inquiry, proposal or offer for a competing acquisition proposal with any person. Additionally, under the Merger Agreement, in the event of a potential change by our board of its recommendation with respect to the Mergers in light of a superior proposal, we must provide FNF with four business days’ notice to allow FNF to propose an adjustment to the terms and conditions of the Merger Agreement. We may terminate the Merger Agreement and enter into an agreement with respect to a superior proposal only if specified conditions have been satisfied, including compliance with the no solicitation and termination provisions of the Merger Agreement. These provisions could discourage a third party that may have an interest in acquiring all or a significant part of Stewart from considering or proposing that acquisition, even if such third party were prepared to pay consideration with a higher per share cash or market value than the market value proposed to be received or realized in the Mergers, or might result in a potential competing acquirer proposing to pay a lower price than it would otherwise have proposed to pay because of the added expense of the termination fee that may become payable in specified circumstances.

Under the Merger Agreement, we may be required to pay to FNF a termination fee of $33 million if the Merger Agreement is terminated under specified circumstances. If such a termination fee is payable, the payment of this fee could have material and adverse consequences to our financial condition and operations.

We are subject to business uncertainties and contractual restrictions while the Mergers are pending, which could adversely affect our business and operations.

Under the terms of the Merger Agreement, we are subject to certain restrictions on the conduct of its business prior to completing the Mergers, which may adversely affect its ability to execute certain of its business strategies, including the ability in certain cases to enter into contracts or incur capital expenditures to grow its business. Such limitations could negatively affect our businesses and operations prior to the completion of the Mergers. Furthermore, the process of planning to integrate two businesses and organizations for the post-merger period can divert management attention and company resources and could ultimately have an adverse effect on us.

In connection with the pending Mergers, it is possible that some customers, suppliers and other persons with whom we have a business relationship may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationships with us as a result of the proposed Mergers, which could negatively affect our revenues, earnings and cash flows, as well as the market price of shares of our Common Stock, regardless of whether the Mergers are completed.

Because the exchange ratio is fixed and because the market price of FNF Common Stock and our Common Stock will fluctuate, our stockholders receiving FNF Common Stock as part of the merger consideration cannot be sure of the market value of such merger consideration relative to the value of their shares of our Common Stock that they are exchanging.

If the Mergers are completed, each share of our Common Stock will be converted into the right to receive either $50.00 in cash, 1.2850 shares of FNF Common Stock or $25.00 in cash and 0.6425 shares of FNF Common Stock (subject to the adjustment and proration procedures set forth in the Merger Agreement). During the pendency of the Mergers, the market value of FNF Common Stock will fluctuate, and decreases in the market value of FNF Common Stock will negatively affect the value of the merger consideration that our stockholders receive. The market value of our Common Stock will also fluctuate during the pendency of the Mergers, and increases in the market value of our Common Stock may mean that the merger consideration issued to our stockholders will be worth less than the market value of the shares of our Common Stock such stockholders are exchanging. The exchange ratio was fixed at the time the Merger Agreement was executed, and the value of FNF and Stewart stock may vary significantly from their values on the date of the Merger Agreement, the date of this report, the date on which our stockholders vote on the Merger Agreement, the date on which our stockholders make their election and the date on which our stockholders receive the merger consideration. Neither Stewart nor FNF is permitted to terminate the Merger Agreement solely due to changes in the market price of either party’s common stock.

There will be a time lapse between the date on which our stockholders make an election with respect to the form of merger consideration to be received by them in exchange for their Common Stock and the date on which our stockholders actually receive FNF Common Stock, depending on their election and subject to proration. Fluctuations in the market value of FNF stock during this time period will also affect the value of the merger consideration, once it is actually received.

If any of our stockholders makes a stock election or mixed election and the market value of FNF Common Stock falls between the time of the election and the time the merger consideration is actually received, the value of the merger consideration received may be less than the value of the merger consideration such stockholder would have received under a cash election. Conversely, if any of our stockholders makes a cash election and the market value of FNF Common Stock rises between the time of the election and the time the merger consideration is actually received, the value of the merger consideration received may be less than the value of the merger consideration such stockholder would have received under a stock or mixed election. Our stockholders are urged to obtain current market quotations for FNF Common Stock when they make their elections.

If the Mergers are approved, the date that our stockholders will receive the merger consideration is uncertain and, due to potential divestitures required by regulatory authorities, the per share purchase price may be adjusted downwards.

If the proposed Mergers are approved, the date that our stockholders will receive the merger consideration depends on the completion date of the Mergers, which is uncertain. Additionally, under the terms of the Merger Agreement, if the combined company is required to divest assets or businesses with 2017 annual revenues in excess of $75 million in order to receive required regulatory approvals (up to a cap of $225 million of 2017 annual revenues), the per share purchase price will be adjusted downwards on a sliding scale between such amounts of divestitures up to a maximum reduction of $4.50 in value in the event that businesses or assets with 2017 annual revenues of $225 million are divested.

There can be no assurance that a divestiture or divestitures of businesses and assets in excess of $75 million in 2017 annual revenues will not occur, and accordingly there can be no assurance that holders of our Common Stock will receive (i) for those who make an election for the Cash Election Consideration, $50.00 per share in cash instead of an amount less than $50.00 per share in cash (but in any case, no less than $45.50 per share in cash), (ii) for those who make an election for the Stock Election Consideration, an amount of FNF Common Stock equal to 1.2850 shares of FNF Common Stock per share of our Common Stock instead of an amount of FNF Common Stock less than 1.2850 shares of FNF common stock per share of our common stock calculated based on a reduced exchange ratio for the number of shares of FNF Common Stock per share of our Common Stock or (iii) for those who make an election for the Mixed Election Consideration, $25.00 per share in cash and an amount of FNF Common Stock equal to 0.6425 shares of FNF Common Stock per share of our Common Stock instead of an amount less than $25.00 per share in cash and an amount of FNF Common Stock less than 0.6425 shares of FNF Common Stock per share of our Common Stock calculated based on a reduced exchange ratio for the number of shares of FNF Common Stock per share of our Common Stock, as applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases of our Common Stock during the quarter ended March 31, 2018, except for repurchases related to the statutory income tax withholding on the vesting of restricted share grants to executives and senior management.

Item 5. Other Information

Our book value per share was $27.65 and $28.62 as of March 31, 2018 and December 31, 2017, respectively. As of March 31, 2018, our book value per share was based on approximately $656.2 million in stockholders’ equity and 23,733,672 shares of Common Stock outstanding. As of December 31, 2017, our book value per share was based on approximately $678.8 million in stockholders’ equity and 23,719,522 shares of Common Stock outstanding.

Item 6. Exhibits

Exhibit

2.1	-
Agreement and Plan of Merger, dated as of March 18, 2018, among the Registrant, Fidelity National Financial, Inc., A Holdco Corp. and S Holdco LLC. (incorporated by reference in this report from Exhibit 2.1 of the Current Report on Form 8-K filed on March 19, 2018)

3.1	-	Restated Certificate of Incorporation of the Registrant, dated April 28, 2016 (incorporated by reference in this report from Exhibit 3.1 of the Current Report on Form 8-K filed April 29, 2016)

3.2	-	Third Amended and Restated By-Laws of the Registrant, as of April 27, 2016 (incorporated by reference in this report from Exhibit 3.2 of the Current Report on Form 8-K filed April 28, 2016)

10.1†
Employment Agreement entered as of February 22, 2018, effective as of January 1, 2018, by and between the Registrant and Patrick H. Beall (incorporated by reference in this report from Exhibit 10.1 of the Current Report on Form 8-K filed February 28, 2018)

10.2†	-
Employment Agreement entered as of February 22, 2018, effective as of January 1, 2018, by and between the Registrant and David A. Fauth (incorporated by reference in this report from Exhibit 10.2 of the Current Report on Form 8-K filed February 28, 2018)

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

May 3, 2018
Date

Stewart Information Services Corporation
Registrant

By:	/s/ David C. Hisey
David C. Hisey, Chief Financial Officer, Secretary and Treasurer