Form 10-Q
period 2018-06-30
STEWART INFORMATION SERVICES CORP
filed 2018-08-06
CIK 94344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes      No ☑
On August 1, 2018, there were 23,744,381 outstanding shares of the issuer's Common Stock, $1 par value per share.

FORM 10-Q QUARTERLY REPORT
QUARTER ENDED JUNE 30, 2018

As used in this report, “we,” “us,” “our,” "Registrant," the “Company” and “Stewart” mean Stewart Information Services Corporation and our subsidiaries, unless the context indicates otherwise.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	($000 omitted, except per share)
Revenues
Title revenues:
Direct operations	224,240	231,662	409,752	419,091
Agency operations	247,257	234,407	484,111	467,756
Ancillary services	13,732	15,118	25,563	32,422
Operating revenues	485,229	481,187	919,426	919,269
Investment income	5,247	4,941	9,951	9,613
Investment and other gains (losses) – net	2,393	(676)	722	(389)
	492,869	485,452	930,099	928,493
Expenses
Amounts retained by agencies	203,793	192,558	399,000	383,733
Employee costs	146,278	139,346	285,101	279,131
Other operating expenses	85,953	88,786	166,220	167,103
Title losses and related claims	18,697	24,462	37,678	45,163
Depreciation and amortization	6,154	6,441	12,388	12,819
Interest	673	712	1,646	1,529
	461,548	452,305	902,033	889,478

Income before taxes and noncontrolling interests	31,321	33,147	28,066	39,015
Income tax expense	5,602	10,993	4,307	10,850

Net income	25,719	22,154	23,759	28,165
Less net income attributable to noncontrolling interests	3,342	3,586	5,161	5,508
Net income attributable to Stewart	22,377	18,568	18,598	22,657

Net income	25,719	22,154	23,759	28,165
Other comprehensive (loss) income, net of taxes:
Foreign currency translation adjustments	(4,038)	3,204	(5,630)	4,529
Change in net unrealized gains and losses on investments	(2,428)	355	(10,434)	2,822
Reclassification adjustment for net gains included in net income	(231)	(94)	(480)	(461)
Other comprehensive (loss) income, net of taxes:	(6,697)	3,465	(16,544)	6,890

Comprehensive income	19,022	25,619	7,215	35,055
Less net income attributable to noncontrolling interests	3,342	3,586	5,161	5,508
Comprehensive income attributable to Stewart	15,680	22,033	2,054	29,547

Basic average shares outstanding (000)	23,546	23,444	23,527	23,438
Basic earnings per share attributable to Stewart	0.95	0.79	0.79	0.97

Diluted average shares outstanding (000)	23,625	23,620	23,607	23,613
Diluted earnings per share attributable to Stewart	0.95	0.79	0.79	0.96
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of June 30, 2018 (Unaudited)	As of December 31, 2017
	($000 omitted)
Assets
Cash and cash equivalents	121,128	150,079
Short-term investments	23,642	24,463
Investments in debt and equity securities, at fair value	673,333	709,355
Receivables:
Premiums from agencies	30,242	27,903
Trade and other	50,282	51,299
Income taxes	2,477	1,267
Notes	3,088	3,203
Allowance for uncollectible amounts	(4,842)	(5,156)
	81,247	78,516
Property and equipment, at cost:
Land	3,991	3,991
Buildings	22,806	22,849
Furniture and equipment	233,154	226,461
Accumulated depreciation	(193,128)	(186,279)
	66,823	67,022
Title plants, at cost	74,237	74,237
Investments on equity method basis	8,985	9,202
Goodwill	242,736	231,428
Intangible assets, net of amortization	11,138	9,734
Deferred tax assets	4,222	4,186
Other assets	50,408	47,664
	1,357,899	1,405,886
Liabilities
Notes payable	107,657	109,312
Accounts payable and accrued liabilities	94,057	117,740
Estimated title losses	475,460	480,990
Deferred tax liabilities	14,488	19,034
	691,662	727,076
Contingent liabilities and commitments
Stockholders’ equity
Common Stock and additional paid-in capital	184,301	184,026
Retained earnings	499,656	491,698
Accumulated other comprehensive (loss) income:
Net unrealized investment (losses) gains on investments available-for-sale	(6,336)	7,526
Foreign currency translation adjustments	(14,647)	(8,373)
Treasury stock – 352,161 common shares, at cost	(2,666)	(2,666)
Stockholders’ equity attributable to Stewart	660,308	672,211
Noncontrolling interests	5,929	6,599
Total stockholders’ equity (23,744,939 and 23,719,522 shares outstanding)	666,237	678,810
	1,357,899	1,405,886
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2018	2017
	($000 omitted)
Reconciliation of net income to cash provided by operating activities:
Net income	23,759	28,165
Add (deduct):
Depreciation and amortization	12,388	12,819
Provision for bad debt	69	634
Investment and other (gains) losses – net	(722)	389
Amortization of net premium on investments available-for-sale	3,116	3,421
Payments for title losses in excess of provisions	(1,175)	(467)
Adjustment for insurance recoveries of title losses	1,448	793
Increase in receivables – net	(4,363)	(9,792)
Increase in other assets – net	(2,626)	(6,526)
Decrease in payables and accrued liabilities – net	(26,326)	(18,868)
Change in net deferred income taxes	(457)	2,329
Net income from equity investees	(768)	(977)
Dividends received from equity investees	985	1,237
Stock-based compensation expense	1,979	3,372
Other – net	60	2
Cash provided by operating activities	7,367	16,531

Investing activities:
Proceeds from sales of investments in securities	25,722	49,655
Proceeds from matured investments in debt securities	10,355	22,834
Purchases of investments in securities	(26,220)	(88,381)
Net sales (purchases) of short-term investments	221	(182)
Purchases of property and equipment, and real estate – net	(5,690)	(9,328)
Cash paid for acquisition of businesses	(11,978)	(18,080)
Other – net	458	410
Cash used by investing activities	(7,132)	(43,072)

Financing activities:
Payments on notes payable	(5,993)	(17,917)
Proceeds from notes payable	26	25,897
Distributions to noncontrolling interests	(5,751)	(5,300)
Repurchases of common stock	(672)	—
Cash dividends paid	(14,127)	(14,065)
Payment of contingent consideration related to an acquisition	—	(1,298)
Purchase of remaining interest in consolidated subsidiary	(1,112)	(1,013)
Cash used by financing activities	(27,629)	(13,696)

Effects of changes in foreign currency exchange rates	(1,557)	1,670
Decrease in cash and cash equivalents	(28,951)	(38,567)

Cash and cash equivalents at beginning of period	150,079	185,772
Cash and cash equivalents at end of period	121,128	147,205

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY (UNAUDITED)

	Common Stock ($1 par value)	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Noncontrolling interests	Total
	($000 omitted)
Balances at December 31, 2017	24,072	159,954	491,698	(847)	(2,666)	6,599	678,810
Cumulative effect adjustments on adoption of new accounting standards (Note 1-D)	—	—	3,592	(3,592)	—	—	—
Net income attributable to Stewart	—	—	18,598	—	—	—	18,598
Dividends on Common Stock ($0.60 per share)	—	—	(14,232)	—	—	—	(14,232)
Stock-based compensation and other	42	1,937	—	—	—	—	1,979
Stock repurchases	(17)	(655)	—	—	—	—	(672)
Purchase of remaining interest in consolidated subsidiary	—	(1,032)	—	—	—	(80)	(1,112)
Net change in unrealized gains and losses on investments, net of taxes	—	—	—	(10,434)	—	—	(10,434)
Net realized gain reclassification, net of taxes	—	—	—	(480)	—	—	(480)
Foreign currency translation adjustments, net of taxes	—	—	—	(5,630)	—	—	(5,630)
Net income attributable to noncontrolling interests	—	—	—	—	—	5,161	5,161
Distributions to noncontrolling interests	—	—	—	—	—	(5,751)	(5,751)
Balances at June 30, 2018	24,097	160,204	499,656	(20,983)	(2,666)	5,929	666,237
See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1

Interim financial statements. The financial information contained in this report for the three and six months ended June 30, 2018 and 2017, and as of June 30, 2018, is unaudited. This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

C. Restrictions on cash and investments. The Company maintains investments in accordance with certain statutory requirements for the funding of statutory premium reserves. Statutory reserve funds, which approximated $482.4 million and $490.8 million at June 30, 2018 and December 31, 2017, respectively, are required to be fully funded and invested in high-quality securities and short-term investments. Statutory reserve funds are not available for current claim payments, which must be funded from current operating cash flow. In addition, included within cash and cash equivalents are statutory reserve funds of approximately $13.6 million and $14.2 million at June 30, 2018 and December 31, 2017, respectively. Although these cash statutory reserve funds are not restricted or segregated in depository accounts, they are required to be held pursuant to state statutes. If the Company fails to maintain minimum investments or cash and cash equivalents sufficient to meet statutory requirements, the Company may be subject to fines or other penalties, including potential revocation of its business license. These funds are not available for any other purpose. In the event that insurance regulators adjust the determination of the statutory premium reserves of the Company’s title insurers, these restricted funds as well as statutory surplus would correspondingly increase or decrease.

D. Cumulative effect adjustments on adoption of new accounting standards. In February 2018, the Financial Accounting Standards Board (FASB) issued ASU 2018-02, Income Statement - Reporting Comprehensive Income, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which amended its standard on comprehensive income to provide a one-time option for an entity to reclassify the stranded tax effects of the Tax Cuts and Jobs Act (the 2017 Act) that was passed in December 2017 from accumulated other comprehensive income/loss (AOCI) directly to retained earnings. The stranded tax effects result from the remeasurement of deferred tax assets and liabilities which were originally recorded in comprehensive income but whose remeasurement is reflected in the income statement. The Company adopted ASU 2018-02 effective on January 1, 2018 and reclassified $1.0 million of net tax expense from AOCI to retained earnings in the consolidated statement of equity.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which, among others, (i) required equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplified the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (iii) eliminated the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; and (iv) required separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements. The Company adopted ASU 2016-01 effective on January 1, 2018, which resulted in a reclassification of the outstanding net unrealized investment gains, net of taxes, of $4.6 million relating to investments in equity securities previously carried in AOCI to retained earnings in the consolidated statement of equity.

E. Recent significant accounting pronouncement. In February 2016, the FASB issued ASU 2016-02, Leases, which updated the current guidance related to leases. The new guidance includes the requirement for the lessee to recognize in the balance sheet a liability equal to the present value of contractual lease payments with terms of more than twelve months and a right-of-use asset representing the right to use the underlying asset for the lease term. Disclosures will be required by lessees to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. This ASU is effective for annual and interim periods beginning after December 15, 2018 and early adoption is allowed. The Company expects to adopt ASU 2016-02 on January 1, 2019 using the modified retrospective method of adoption. The Company expects the adoption of ASU 2016-02 will result in material increases in the assets and liabilities reported on its consolidated balance sheets as indicated by the approximately $167.1 million of undiscounted future minimum lease payments with terms of more than twelve months as of December 31, 2017 (as disclosed in Note 16 of the Company's consolidated financial statements included in the Company's 2017 Annual Report on Form 10-K). The Company expects the new ASU will likely have an insignificant impact on its consolidated statements of operations and cash flows. The Company is currently in the process of system implementation and data migration and expects the transition to be completed during the fourth quarter 2018.

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

The Merger Agreement was included as Exhibit 2.1 to the Form 8-K filed with the SEC on March 19, 2018.

NOTE 2

Revenues. The Company's operating revenues, summarized by type, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	($000 omitted)		($000 omitted)
Title insurance premiums:
Direct	158,947	159,488	291,708	290,489
Agency	247,257	234,407	484,111	467,756
Escrow fees	35,468	39,447	63,335	72,210
Search, abstract and valuation services	25,114	28,030	46,901	56,200
Other revenues	18,443	19,815	33,371	32,614
	485,229	481,187	919,426	919,269

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

NOTE 3

Investments in debt and equity securities. The total fair values of the Company's investments in debt and equity securities are detailed below:

	June 30, 2018	December 31, 2017
	($000 omitted)
Investments in:
Debt securities	637,883	671,441
Equity securities	35,450	37,914
	673,333	709,355

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

As of June 30, 2018 and December 31, 2017, the net unrealized investment gains relating to investments in equity securities held were $4.9 million and $5.8 million, respectively.

The amortized costs and fair values of investments in debt securities are as follows:

	June 30, 2018		December 31, 2017
	Amortized costs	Fair values	Amortized costs	Fair values
	($000 omitted)
Municipal	62,837	62,831	71,581	72,669
Corporate	347,379	342,595	351,477	357,933
Foreign	222,740	219,932	229,750	228,237
U.S. Treasury Bonds	12,947	12,525	12,838	12,602
	645,903	637,883	665,646	671,441

Foreign debt securities consist of Canadian government and corporate bonds, United Kingdom treasury bonds, and Mexican government bonds.

Gross unrealized gains and losses on investments in debt securities are as follows:

	June 30, 2018		December 31, 2017
	Gains	Losses	Gains	Losses
	($000 omitted)
Municipal	463	469	1,263	175
Corporate	2,372	7,156	6,953	497
Foreign	1,320	4,128	1,742	3,255
U.S. Treasury Bonds	1	423	—	236
	4,156	12,176	9,958	4,163

Debt securities as of June 30, 2018 mature, according to their contractual terms, as follows (actual maturities may differ due to call or prepayment rights):

	Amortized costs	Fair values
	($000 omitted)
In one year or less	55,856	55,917
After one year through five years	359,043	355,605
After five years through ten years	190,383	186,494
After ten years	40,621	39,867
	645,903	637,883

Gross unrealized losses on investments in debt securities and the fair values of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2018, were:

	Less than 12 months		More than 12 months		Total
	Losses	Fair values	Losses	Fair values	Losses	Fair values
	($000 omitted)
Municipal	198	21,849	271	5,756	469	27,605
Corporate	6,916	268,573	240	4,755	7,156	273,328
Foreign	897	73,483	3,231	88,709	4,128	162,192
U.S. Treasury Bonds	157	5,732	266	6,686	423	12,418
	8,168	369,637	4,008	105,906	12,176	475,543

The number of specific debt investment holdings held in an unrealized loss position as of June 30, 2018 was 313. Of these securities, 64 securities were in unrealized loss positions for more than 12 months. Since the Company does not intend to sell and will more likely than not maintain each investment security until its maturity or anticipated recovery, and no significant credit risk is deemed to exist, these investments are not considered as other-than-temporarily impaired. The Company believes its investment portfolio is diversified and expects no material loss to result from the failure to perform by issuers of the debt securities it holds. Investments made by the Company are not collateralized.

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

As of June 30, 2018, financial instruments measured at fair value on a recurring basis are summarized below:

	Level 1	Level 2	Fair value measurements
	($000 omitted)
Investments in securities:
Debt securities:
Municipal	—	62,831	62,831
Corporate	—	342,595	342,595
Foreign	—	219,932	219,932
U.S. Treasury Bonds	—	12,525	12,525
Equity securities	35,450	—	35,450
	35,450	637,883	673,333

As of December 31, 2017, financial instruments measured at fair value on a recurring basis are summarized below:

	Level 1	Level 2	Fair value measurements
	($000 omitted)
Investments in securities:
Debt securities:
Municipal	—	72,669	72,669
Corporate	—	357,933	357,933
Foreign	—	228,237	228,237
U.S. Treasury Bonds	—	12,602	12,602
Equity securities	37,914	—	37,914
	37,914	671,441	709,355

As of June 30, 2018, Level 1 financial instruments consist of equity securities. Level 2 financial instruments consist of municipal, governmental, and corporate bonds, both U.S. and foreign. In accordance with the Company’s policies and guidelines which incorporate relevant statutory requirements, the Company’s third-party registered investment manager invests only in securities rated as investment grade or higher by the major rating services, where observable valuation inputs are significant. The fair value of the Company's investments in available-for-sale securities are primarily determined using a third-party pricing service provider. The third-party pricing service provider calculates the fair values using both market approach and model valuation methods, as well as pricing information obtained from brokers, dealers and custodians. Management ensures the reasonableness of the third-party service valuations by comparing them with pricing information from the Company's investment manager.

There were no transfers of investments between levels during the six months ended June 30, 2018 and 2017.

NOTE 5

Investment and other (losses) gains - net. Investments and other (losses) gains are detailed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	($000 omitted)
Realized gains	603	279	1,166	845
Realized losses	(38)	(955)	(68)	(1,234)
Net unrealized investment gains (losses) recognized on equity securities held	1,828	—	(376)	—
	2,393	(676)	722	(389)

Following the adoption of ASU 2016-01 discussed in Notes 1 and 3, net investment losses recognized during the three and six months ended June 30, 2018 related to investments in equity securities still held as of June 30, 2018 are calculated as follows ($000 omitted):

	June 30, 2018
	Three Months Ended	Six Months Ended
	($000 omitted)
Total net investment gains (losses) recognized on equity securities during the period	1,612	(614)
Less: Net realized losses on equity securities sold during the period	(216)	(238)
Net unrealized investment gains (losses) recognized on equity securities still held	1,828	(376)

Proceeds from sales of investments in securities are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	($000 omitted)
Proceeds from sales of debt securities	8,003	33,776	21,149	48,826
Proceeds from sales of equity securities	2,353	36	4,573	829
Total proceeds from sales of investment in securities	10,356	33,812	25,722	49,655

NOTE 6

Goodwill and other intangibles. The summary of changes in goodwill is as follows.

	Title	Ancillary Services and Corporate	Consolidated Total
		($000 omitted)
Balances at December 31, 2017	225,699	5,729	231,428
Acquisitions	11,308	—	11,308
Balances at June 30, 2018	237,007	5,729	242,736

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

NOTE 7

Estimated title losses. A summary of estimated title losses for the six months ended June 30 is as follows:

	2018	2017
	($000 omitted)
Balances at January 1	480,990	462,572
Provisions:
Current year	41,372	43,850
Previous policy years	(3,694)	1,313
Total provisions	37,678	45,163
Payments, net of recoveries:
Current year	(5,263)	(5,966)
Previous policy years	(33,590)	(39,664)
Total payments, net of recoveries	(38,853)	(45,630)
Effects of changes in foreign currency exchange rates	(4,355)	3,189
Balances at June 30	475,460	465,294
Loss ratios as a percentage of title operating revenues:
Current year provisions	4.6%	4.9%
Total provisions	4.2%	5.1%

During the six months ended June 30, 2018, the Company decreased its loss provisioning rate due to lower loss experience and reduced prior policy year reserves as a result of the actuarial reserve review. This resulted in a $3.7 million favorable loss development for previous policy years and decreased total title loss provisions for the six months ended June 30, 2018 compared to the same period in 2017.

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

The aggregate grant-date fair values of these awards during 2018 and 2017 were $4.7 million (109,000 shares with an average grant price per share of $43.39) and $4.7 million (107,000 shares with an average grant price per share of $44.21), respectively. Awards were made pursuant to the Company’s employee incentive compensation plans and the compensation expense associated with restricted stock awards is recognized over the corresponding vesting period. Additionally, during the second quarters 2018 and 2017, the Company granted its board of directors, as a component of annual director retainer compensation, 14,300 and 13,000 shares, respectively, of common stock, which vested immediately. The aggregate fair values of these director awards at the grant dates in 2018 and 2017 were both $0.6 million.

NOTE 9

Earnings per share. Basic earnings per share (EPS) attributable to Stewart is calculated by dividing net income attributable to Stewart by the weighted-average number of shares of Common Stock outstanding during the reporting periods. Outstanding shares of Common Stock granted to employees that are not yet vested (restricted shares) are excluded from the calculation of the weighted-average number of shares outstanding for calculating basic EPS. To calculate diluted EPS, the number of shares is adjusted to include the number of additional shares that would have been outstanding if the restricted shares and restricted units were vested. In periods of loss, dilutive shares are excluded from the calculation of the diluted EPS and diluted EPS is computed in the same manner as basic EPS.

The calculation of the basic and diluted EPS is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	($000 omitted, except per share)
Numerator:
Net income attributable to Stewart	22,377	18,568	18,598	22,657

Denominator (000):
Basic average shares outstanding	23,546	23,444	23,527	23,438
Average number of dilutive shares relating to grants of restricted shares and units	79	176	80	175
Diluted average shares outstanding	23,625	23,620	23,607	23,613

Basic earnings per share attributable to Stewart	0.95	0.79	0.79	0.97

Diluted earnings per share attributable to Stewart	0.95	0.79	0.79	0.96

NOTE 10

Contingent liabilities and commitments. In the ordinary course of business, the Company guarantees the third-party indebtedness of certain of its consolidated subsidiaries. As of June 30, 2018, the maximum potential future payments on the guarantees are not more than the related notes payable recorded in the condensed consolidated balance sheets. The Company also guarantees the indebtedness related to lease obligations of certain of its consolidated subsidiaries. The maximum future obligations arising from these lease-related guarantees are not more than the Company’s future minimum lease payments. As of June 30, 2018, the Company also had unused letters of credit aggregating $5.4 million related to workers’ compensation and other insurance. The Company does not expect to make any payments on these guarantees.

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

Selected statement of operations information related to these segments is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	($000 omitted)
Title segment:
Revenues	479,125	470,449	904,536	896,246
Depreciation and amortization	5,249	5,321	10,566	10,547
Income before taxes and noncontrolling interest	37,737	39,467	42,862	51,744

Ancillary services and corporate segment:
Revenues	13,744	15,003	25,563	32,247
Depreciation and amortization	905	1,120	1,822	2,272
Loss before taxes and noncontrolling interest	(6,416)	(6,320)	(14,796)	(12,729)

Consolidated Stewart:
Revenues	492,869	485,452	930,099	928,493
Depreciation and amortization	6,154	6,441	12,388	12,819
Income before taxes and noncontrolling interest	31,321	33,147	28,066	39,015

The Company does not provide asset information by reportable operating segment as it does not routinely evaluate the asset position by segment.

Revenues generated in the United States and all international operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	($000 omitted)
United States	460,529	451,766	873,833	871,019
International	32,340	33,686	56,266	57,474
	492,869	485,452	930,099	928,493

NOTE 13
Other comprehensive (loss) income. Changes in the balances of each component of other comprehensive (loss) income and the related tax effects are as follows:

	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017
	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount
	($000 omitted)
Net unrealized (losses) gains on investments:
Change in net unrealized gains and losses on investments	(3,074)	(646)	(2,428)	548	193	355
Less: reclassification adjustment for net gains included in net income	(292)	(61)	(231)	(145)	(51)	(94)
	(3,366)	(707)	(2,659)	403	142	261
Foreign currency translation adjustments	(4,575)	(537)	(4,038)	4,334	1,130	3,204
Other comprehensive (loss) income	(7,941)	(1,244)	(6,697)	4,737	1,272	3,465

	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017
	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount
	($000 omitted)
Net unrealized (losses) gains on investments:
Change in net unrealized gains and losses on investments	(13,208)	(2,774)	(10,434)	4,343	1,521	2,822
Less: reclassification adjustment for net gains included in net income	(607)	(127)	(480)	(710)	(249)	(461)
	(13,815)	(2,901)	(10,914)	3,633	1,272	2,361
Foreign currency translation adjustments	(6,854)	(1,224)	(5,630)	6,014	1,485	4,529
Other comprehensive (loss) income	(20,669)	(4,125)	(16,544)	9,647	2,757	6,890

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S OVERVIEW

We reported net income attributable to Stewart of $22.4 million ($0.95 per diluted share) for the second quarter 2018 compared to net income attributable to Stewart of $18.6 million ($0.79 per diluted share) for the second quarter 2017. Pretax income before noncontrolling interests for the second quarter 2018 was $31.3 million compared to a pretax income before noncontrolling interests of $33.1 million for the second quarter 2017.

On March 18, 2018, Stewart entered into an agreement and plan of merger with Fidelity National Financial, Inc. (FNF), in which the outstanding shares of Stewart will be exchanged for a combination of cash and shares of FNF, and the Company will be merged into a subsidiary of FNF (the Mergers). We announced in the first quarter 2018 that we had begun the regulatory approval process for Stewart’s merger with FNF by submitting our preliminary Hart-Scott-Rodino filings to the Federal Trade Commission (FTC) and the Form A filings to the states of Texas and New York, the domiciles of Stewart’s two main underwriters. During the second quarter 2018, we received an expected second request for additional information and documentary material from the FTC and are in the process of responding to this request. In addition, we have received approval from a majority of the states with which a Form E was filed and are awaiting approval from the remaining states. Subject to approval by our stockholders and regulatory authorities and the satisfaction of customary closing conditions, the Mergers are expected to close by the first or second quarter 2019.

Summary results of the title segment are as follows ($ in millions, except pretax margin):

	For the Three Months Ended June 30,
	2018	2017	% Change

Total operating revenues	471.5	466.0	1%
Investment income and other net gains	7.6	4.4	73%
Pretax income	37.7	39.5	(4)%
Pretax margin	7.9%	8.4%

Title operating revenues in the second quarter 2018 increased $5.5 million from the prior year quarter, driven by increased commercial and independent agency revenues, which were partially offset by lower residential direct title revenues. Pretax income declined $1.8 million in the second quarter 2018 compared to the second quarter 2017. The title segment incurred higher employee costs due to increased commissions and additional employee costs from acquisitions, which were partially offset by lower title losses and other operating expenses. Included in the segment’s results were $4.0 million of net policy loss reserve reductions resulting from our midyear actuarial reserve review, partially offset by charges to policy loss expenses of $3.9 million related to two ongoing escrow litigation matters, and $1.8 million of net unrealized gains relating to changes in fair value of investments in equity securities (which were previously being recorded to other comprehensive income, but are now included in investment and other net gains due to an adoption of a new accounting standard in 2018).

Included in the non-commercial domestic revenues (as shown under the Results of Operations - Title revenues section) were revenues from purchase transactions and centralized title operations (processing primarily refinancing and default title orders) which decreased $1.9 million (1%) and $5.5 million (46%), respectively, in the second quarter 2018 compared to the prior year quarter due to lower closed orders, primarily on refinancing activities. Total commercial revenues improved 8% from the prior year quarter due to our continued focus on delivering quality service and underwriting to our domestic and international commercial customers. Total international title revenues in the second quarter 2018 decreased $1.8 million compared to the prior year quarter as a result of lower volumes, principally from our Canada operations, partially offset by the positive impact of the stronger foreign exchange rates against the U.S. dollar.

Gross revenues from independent agency operations in the second quarter 2018 increased $12.9 million compared to the second quarter 2017. The independent agency remittance rate in the second quarter 2018 remained comparable to the prior year quarter. Agency revenues, net of agency retention, improved 4% in the second quarter 2018, compared to the prior year quarter, as we maintain our focus on enhancing customer service and technology connectivity.

Summary results of the ancillary services and corporate segment are as follows ($ in millions):

	For the Three Months Ended June 30,
	2018	2017	% Change

Total revenues	13.7	15.0	(8)%
Pretax loss	(6.4)	(6.3)	(2)%

Second quarter 2018 segment revenues declined $1.3 million compared to the prior year quarter, primarily due to a 23% revenue decrease in the valuation services business which was partially offset by a 6% increase in the search services business. The segment’s pretax results for the second quarter 2018 were comparable to the prior year quarter as a result of lower employee costs, which fully offset the revenue decline for the quarter. The segment’s results for the second quarter 2018 and 2017 included approximately $6.3 million and $5.9 million, respectively, of net expenses attributable to parent company and corporate operations

CRITICAL ACCOUNTING ESTIMATES

The preparation of the Company’s condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures surrounding contingencies and commitments.

Actual results can differ from our accounting estimates. While we do not anticipate significant changes in our estimates, there is a risk that such changes could have a material impact on our consolidated financial condition or results of operations for future periods. During the six months ended June 30, 2018, we made no material changes to our critical accounting estimates as previously disclosed in Management’s Discussion and Analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

RESULTS OF OPERATIONS

Comparisons of our results of operations for the three and six months ended June 30, 2018 with the three and six months ended June 30, 2017 are set forth below. Factors contributing to fluctuations in the results of operations are presented in the order of their monetary significance, and we have quantified, when necessary, significant changes. Segment results are included in the discussions and, when relevant, are discussed separately.

Our statements on home sales and loan activity are based on published industry data from sources including Fannie Mae, the National Association of Realtors® (NAR), the Mortgage Bankers Association (MBA) and Freddie Mac. We also use information from our direct operations.

Operating environment. Actual existing home sales in the second quarter 2018 declined approximately 2% from the second quarter 2017. June 2018 existing home sales totaled 570,000, which was down 5% from a year ago, but up 7% from May 2018. According to NAR, the shortage of home listings in the market continues to elevate current home prices, which is pricing out would-be buyers and slowing home sales. June 2018 median and average home prices rose approximately 5% and 4%, respectively, compared to June 2017 prices. June 2018 housing starts declined 12% sequentially from May 2018 and also decreased 4% from a year ago. Newly issued building permits in June 2018 were down 2% sequentially from May 2018 and also down 3% from a year ago. According to Fannie Mae, one-to-four family residential lending declined 5% to $468 billion in the second quarter 2018 from $492 billion in the second quarter 2017, primarily driven by a 14%, or $21 billion, reduction in refinance originations. Purchase lending slightly decreased 2%, or $3 billion, in the second quarter 2018 compared to the prior year quarter. Refinance lending is forecasted to decrease $26 billion, or 20%, in the third quarter 2018 compared to the second quarter 2018. On average, refinance title premium rates are 60% of the premium rates for a similarly priced sale transaction.

Title revenues. Direct title revenue information is presented below:

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	% Change	2018	2017	% Change
	($ in millions)			($ in millions)
Non-commercial
Domestic	145.7	153.1	(5)%	261.5	276.1	(5)%
International	22.8	27.2	(16)%	41.0	45.5	(10)%
	168.5	180.3	(7)%	302.5	321.6	(6)%
Commercial:
Domestic	48.2	46.5	4%	95.7	88.2	9%
International	7.5	4.9	53%	11.6	9.3	25%
	55.7	51.4	8%	107.3	97.5	10%
Total direct title revenues	224.2	231.7	(3)%	409.8	419.1	(2)%

Revenues from direct title operations, which include residential, commercial, international and centralized title services transactions, decreased $7.5 million and $9.3 million in the second quarter and first six months of 2018, respectively, compared to the same periods in 2017, due to lower closed orders (primarily on refinancing activities), partially offset by improved commercial revenues. Revenues from our centralized title operations, which primarily process refinancing and default title orders, decreased $5.5 million, or 46%, and $10.9 million, or 43% in the second quarter and first six months of 2018 compared to the second quarter and first six months of 2017, respectively, primarily due to decreased refinancing orders and lower demand for default services, which are in line with industry trends. Our residential revenues, which comprise approximately 60% of our total direct revenues, slightly declined 1% ($1.9 million and $3.7 million, respectively) in the second quarter and first six months of 2018, compared to the same periods in 2017.
Our direct operations include local offices and international operations, and we generate commercial revenues both domestically and internationally. U.S. commercial revenues during the second quarter and first six months of 2018 increased $1.7 million and $7.5 million, compared to the second quarter and first six months of 2017, respectively, primarily due to our continued focus on delivering quality service and underwriting to our customers. Total international revenues in the second quarter and first six months of 2018 declined $1.8 million, or 6%, and $2.2 million, or 4%, respectively, compared to the same periods in 2017, primarily as a result of decreased transaction volume from our Canada operations, offset by increased commercial revenues and the stronger foreign currency exchange rates against the U.S. dollar. Direct revenues constituted 48% and 46% of our total title revenues in the second quarter and first six months of 2018, respectively, compared to 50% and 47%, respectively, in the same periods in 2017.

Orders information for the three and six months ended June 30 is as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	Change	% Change	2018	2017	Change	% Change
Opened Orders:
Commercial	8,353	10,788	(2,435)	(23)%	17,327	22,238	(4,911)	(22)%
Purchase	66,074	67,823	(1,749)	(3)%	122,565	129,065	(6,500)	(5)%
Refinance	21,615	24,183	(2,568)	(11)%	44,747	47,639	(2,892)	(6)%
Other	2,531	4,423	(1,892)	(43)%	5,544	9,019	(3,475)	(39)%
Total	98,573	107,217	(8,644)	(8)%	190,183	207,961	(17,778)	(9)%

Closed Orders:
Commercial	6,968	8,167	(1,199)	(15)%	13,488	15,493	(2,005)	(13)%
Purchase	49,069	52,362	(3,293)	(6)%	85,750	92,564	(6,814)	(7)%
Refinance	14,582	16,298	(1,716)	(11)%	29,461	35,506	(6,045)	(17)%
Other	2,536	4,135	(1,599)	(39)%	5,651	7,333	(1,682)	(23)%
Total	73,155	80,962	(7,807)	(10)%	134,350	150,896	(16,546)	(11)%

Gross revenues from independent agency operations increased $12.9 million, or 6%, and $16.4 million, or 4% in the second quarter and first six months of 2018, respectively, compared to the same periods in 2017, primarily as a result of revenue increases in the states of New York, Texas, Pennsylvania, Arizona, Wisconsin, Ohio and Louisiana, partially offset by decreases in the states of Massachusetts, Michigan and Colorado. Agency revenues, net of retention, improved $1.6 million, or 4%, and $1.1 million, or 1%, in the second quarter and first six months of 2018, respectively, compared to the same periods in 2017, primarily due to the higher gross agency revenues and comparable average agency remittance rates. Refer further to the "Retention by agencies" discussion under Expenses below.

Ancillary services revenues. Ancillary services operating revenues decreased $1.4 million, or 9%, and $6.9 million, or 21%, in the second quarter and first six months of 2018 compared to the same periods in 2017, primarily due to lower revenues generated by the valuation services operations resulting from reduced orders from our principal customers.

Investment income. Investment income during the second quarter and first six months of 2018 was comparable to the same periods in 2017.

Investment and other gains (losses) - net. Investment and other gains - net for the second quarter and first six months of 2018 included $1.8 million of net unrealized gains and $0.4 million of net unrealized losses, respectively, related to equity securities investments (refer to Note 5 to the condensed consolidated financial statements for details), and $0.6 million of net realized gains from changes in the fair value of a contingent liability related to a prior acquisition. Investments and other losses - net for the second quarter and first six months of 2017 included $0.8 million net realized losses from changes in the fair value of a contingent liability related to a prior acquisition.

Expenses. An analysis of expenses is shown below:

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	% Change	2018	2017	% Change
	($ in millions)			($ in millions)

Amounts retained by agencies	203.8	192.6	6%	399.0	383.7	4%
As a % of agency revenues	82.4%	82.1%		82.4%	82.0%
Employee costs	146.3	139.3	5%	285.1	279.1	2%
As a % of operating revenues	30.1%	29.0%		31.0%	30.4%
Other operating expenses	86.0	88.8	(3)%	166.2	167.1	(1)%
As a % of operating revenues	17.7%	18.5%		18.1%	18.2%
Title losses and related claims	18.7	24.5	(24)%	37.7	45.2	(17)%
As a % of title revenues	4.0%	5.2%		4.2%	5.1%

Retention by agencies. Amounts retained by title agencies are based on agreements between agencies and our title underwriters. Amounts retained by independent agencies, as a percentage of revenues generated by them, averaged 82.4% and 82.1% in the second quarters 2018 and 2017, respectively, and 82.4% and 82.0% in the first six months of 2018 and 2017, respectively. The average retention percentage may vary from period to period due to the geographical mix of agency operations, the volume of title revenues and, in some states, laws or regulations. Due to the variety of such laws or regulations, as well as competitive factors, the average retention rate can differ significantly from state to state. In addition, a high proportion of our independent agencies are in states with retention rates greater than 80%. We continue to focus on increasing profit margins in every state, increasing premium revenue in states where remittance rates are above 20%, and maintaining the quality of our agency network, which we believe to be the industry’s best, in order to mitigate claims risk and drive consistent future performance. While market share is important in our agency operations channel, it is not as important as margins, risk mitigation and profitability.

Employee costs. Total employee costs increased $7.0 million, or 5%, and $6.0 million, or 2%, in the second quarter and first six months of 2018, respectively, compared to the same periods in 2017, primarily due to higher commissions on increased commercial title revenues and additional employee costs attributed to previous acquisitions in the title segment, which were partially offset by decreased salaries resulting from reduced employee counts. During the second quarter and first six months of 2018, average employee counts decreased approximately 6%, primarily related to the continued volume declines in our ancillary services and centralized title operations, and staff departures in direct operations during the second quarter 2017.

Employee costs in the title segment increased $7.9 million, or 6%, and $11.4 million, or 4%, in the second quarter and first six months of 2018, compared to the second quarter and first six months of 2017, primarily due to increased commissions and additional costs from previous acquisitions. In the ancillary services and corporate segment, employee costs decreased $1.0 million, or 11%, and $5.4 million, or 26%, in the second quarter and first six months of 2018, compared to the same periods in 2017, primarily as a result of the reductions in average employee count.

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

Consolidated other operating expenses decreased $2.8 million, or 3%, and $0.9 million, or 1%, in the second quarter and first six months of 2018 compared to the same periods in 2017; while as a percentage of total operating revenues, other operating expenses were 17.7% and 18.5% in the second quarters 2018 and 2017, respectively, and 18.1% and 18.2% in the first six months of 2018 and 2017, respectively. During the first quarter 2018, we incurred $2.3 million of third-party advisory expenses recorded in the ancillary services and corporate segment relating to the strategic alternatives review. Excluding these non-operating charges, other operating expenses as a percentage of operating revenues during the first six months of 2018 were 17.8%.

Costs that follow, to varying degrees, changes in transaction volumes and revenues decreased $3.6 million, or 8%, and $5.2 million, or 7%, in the second quarter and first six months of 2018, compared to the same periods in 2017, primarily due to reduced outside title search fees and costs of services related to lower revenues from our centralized title and ancillary services operations. Costs that fluctuate independently of revenues increased $1.3 million, or 13%, and $1.8 million, or 10%, in the second quarter and first six months of 2018, compared to the same periods in 2017, primarily due to increased travel and marketing expenses. Excluding the charges mentioned above, costs that are fixed in nature decreased $1.3 million, or 4%, and $0.8 million, or 1%, in the second quarter and first six months of 2018, compared to the same periods in 2017, primarily due to reduced third-party outsourcing provider fees and professional fees.

Title losses. Provisions for title losses, as a percentage of title operating revenues, were 4.0% and 5.2% for the second quarter 2018 and 2017, respectively, and 4.2% and 5.1% for the first six months of 2018 and 2017, respectively. Title losses decreased $5.8 million, or 24%, and $7.5 million, or 17%, in the second quarter and first six months of 2018, respectively, compared to the similar periods in 2017, primarily as a result of our reduced loss provisioning rate during the first half of 2018 based on lower loss experience. During the second quarter 2018, we recorded $4.0 million of prior policy year loss reserve reductions as a result of our actuarial reserve review, while we also incurred charges of $3.9 million related to two ongoing escrow litigation matters. The title loss ratio in any given quarter can be significantly influenced by changes in new large claims incurred, escrow losses and adjustments to reserves for existing large claims. We expect our loss provisioning rate will range between 4.0% to 4.5% for the year 2018.

Cash claim payments in the second quarter and first six months of 2018, compared to the similar periods in 2017, decreased $1.2 million, or 5%, and $6.8 million, or 15%, respectively, primarily due to a reduction in payments on existing claims. We continue to manage and resolve large claims prudently and in keeping with our commitments to our policyholders.

The composition of title policy loss expense is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	($ in millions)		($ in millions)
Provisions – known claims:
Current year	6.0	2.1	7.5	4.2
Prior policy years	15.5	15.9	30.2	34.7
	21.5	18.0	37.7	38.9
Provisions – IBNR
Current year	16.5	21.3	33.9	39.7
Prior policy years	(3.8)	1.1	(3.7)	1.3
	12.7	22.4	30.2	41.0
Transferred from IBNR to known claims	(15.5)	(15.9)	(30.2)	(34.7)
Total provisions	18.7	24.5	37.7	45.2

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

Known claims provisions increased $3.5 million, or 19%, in the second quarter 2018 compared to the second quarter 2017 and decreased $1.2 million, or 3%, in the first six months of 2018 compared to the same period in 2017. Total provisions - IBNR decreased $9.7 million, or 43%, and $10.8 million, or 26%, in the second quarter and first six months of 2018, compared to the same periods in 2017, primarily as a result of the $4.0 million prior policy year reserve reduction recorded in the second quarter 2018, as well as a decrease in the provisioning rate related to the current year. As a percentage of title operating revenues, provisions - IBNR for the current policy year were 3.5% and 3.8% in the second quarter and first six months of 2018 compared to 4.6% and 4.5%, respectively, in the same periods in 2017.

In addition to title policy claims, we incur losses in our direct operations from escrow, closing and disbursement functions. These escrow losses typically relate to errors or other miscalculations of amounts to be paid at closing, including timing or amount of a mortgage payoff, payment of property or other taxes and payment of homeowners’ association fees. Escrow losses also arise in cases of fraud, and in those cases, the title insurer incurs the loss under its obligation to ensure that an unencumbered title is conveyed. Escrow losses are recognized as expense when discovered or when contingencies associated with them (such as litigation) are resolved and are typically paid less than 12 months after the loss is recognized. During the six months ended June 30, 2018 and 2017, we recorded approximately $4.4 million and $2.1 million, respectively, of policy loss reserves relating to escrow losses arising from fraud.

Total title policy loss reserve balances are as follows:

	June 30, 2018	December 31, 2017
	($ in millions)
Known claims	68.6	69.8
IBNR	406.9	411.2
Total estimated title losses	475.5	481.0

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

Depreciation and amortization. Depreciation and amortization expenses during the second quarter and first six months of 2018 were comparable to the same periods in 2017.

Income taxes. Our effective tax rates, based on income before taxes and after deducting income attributable to noncontrolling interests, were 20% and 19% in the second quarter and first six months of 2018, respectively. Excluding discrete income tax benefit effects of approximately $1.5 million (primarily related to a cumulative foreign currency adjustment on deemed repatriation of foreign earnings) in both the second quarter and first six months of 2018, our effective tax rates were 25% and 26%, respectively. Our effective tax rates in the second quarter and first six months of 2017 were 37% and 32%, respectively. Excluding discrete net income tax benefit effects of $1.5 million (primarily related to previously unrecognized research and development tax credits) in the first six months of 2017, our effective tax rate was 37%. The lower effective tax rates in 2018, compared to 2017, were primarily the result of the reduced corporate tax rate of the Tax Cuts and Jobs Act that was enacted in December 2017.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources reflect our ability to generate cash flow to meet our obligations to shareholders, customers (payments to satisfy claims on title policies), vendors, employees, lenders and others. As of June 30, 2018, our cash and investments, including amounts reserved pursuant to statutory requirements, aggregated $818.1 million ($322.2 million, net of statutory reserves on cash and investments). Of our total cash and investments at June 30, 2018, $549.1 million ($254.7 million, net of statutory reserves) was held in the United States (U.S.) and the rest internationally, principally in Canada.

Cash held at the parent company totaled $2.5 million at June 30, 2018. As a holding company, the parent company is funded principally by cash from its subsidiaries in the form of dividends, operating and other administrative expense reimbursements and pursuant to intercompany tax sharing agreements. The expense reimbursements are paid in accordance with management agreements, approved by the Texas Department of Insurance (TDI), among us and our subsidiaries. In addition to funding operating expenses, cash held at the parent company is used for dividend payments to common stockholders and for stock repurchases, if any. To the extent such uses exceed cash available, the parent company is dependent on distributions from its regulated title insurance underwriter, Stewart Title Guaranty Company (Guaranty).

A substantial majority of our consolidated cash and investments as of June 30, 2018 was held by Guaranty and its subsidiaries. The use and investment of these funds, dividends to the parent company, and cash transfers between Guaranty and its subsidiaries and the parent company are subject to certain legal and regulatory restrictions. In general, Guaranty may use its cash and investments in excess of its legally-mandated statutory premium reserve (established in accordance with requirements under Texas law) to fund its insurance operations, including claims payments. Guaranty may also, subject to certain limitations, provide funds to its subsidiaries (whose operations consist principally of field title offices and ancillary services operations) for their operating and debt service needs.

We maintain investments in accordance with certain statutory requirements in the states of domicile of our underwriters for the funding of statutory premium reserves. Statutory premium reserves, which approximated $482.4 million and $490.8 million at June 30, 2018 and December 31, 2017, respectively, are required to be fully funded and invested in high-quality securities and short-term investments. Statutory reserve funds are not available for current claim payments, which must be funded from current operating cash flow. In addition, included within cash and cash equivalents are statutory reserve funds of approximately $13.6 million and $14.2 million at June 30, 2018 and December 31, 2017, respectively. Although these cash statutory reserve funds are not restricted or segregated in depository accounts, they are required to be held pursuant to state statutes. If the Company fails to maintain minimum investments or cash and cash equivalents sufficient to meet statutory requirements, the Company may be subject to fines or other penalties, including potential revocation of its business license. As of June 30, 2018, our known claims reserve totaled $68.6 million and our estimate of claims that may be reported in the future, under generally accepted accounting principles, totaled $406.9 million. In addition to this, we had cash and investments (excluding equity method investments) of $268.4 million which are available for underwriter operations, including claims payments.

The ability of Guaranty to pay dividends to its parent is governed by Texas insurance law. The TDI must be notified of any dividend declared, and any dividend in excess of the statutory maximum of 20% of surplus (approximately $102.0 million as of December 31, 2017) would be, by regulation, considered extraordinary and subject to pre-approval by the TDI. Also, the Texas Insurance Commissioner may raise an objection to a planned distribution during the notification period. Guaranty’s actual ability or intent to pay dividends to its parent may be constrained by business and regulatory considerations, such as the impact of dividends on surplus and the liquidity ratio, which could affect its ratings and competitive position, the amount of insurance it can write and its ability to pay future dividends. As of March 31, 2018, our liquidity ratio for our principal underwriter was 109% based on its statutory balance sheet. The liquidity ratio is calculated using Guaranty's total cash and investments divided over its total liabilities. Our internal objective is to maintain a ratio of at least 100%, as we believe that ratio is crucial to our competitiveness in the market and our insurer financial strength ratings. On an ongoing basis, this ratio will largely guide our decisions as to frequency and magnitude of dividends from Guaranty to the parent company. Further, depending on business and regulatory conditions, we may in the future need to retain cash in Guaranty or even raise cash in the capital markets to contribute to it in order to maintain its ratings or statutory capital position. Such a requirement could be the result of investment losses, reserve charges, adverse economic environment operating conditions or changes in interpretation of statutory accounting requirements by regulators. No dividend was paid by Guaranty to its parent during the first six months of 2018 and 2017.

As the parent company conducts no operations apart from its wholly-owned subsidiaries, the discussion below focuses on consolidated cash flows.

	For the Six Months Ended June 30,
	2018	2017
	($ in millions)
Net cash provided by operating activities	7.4	16.5
Net cash used by investing activities	(7.1)	(43.1)
Net cash used by financing activities	(27.6)	(13.7)

Operating activities. Our principal sources of cash from operations are premiums on title policies and revenue from title service-related transactions, ancillary services and other operations. Our independent agencies remit cash to us net of their contractual retention. Our principal cash expenditures for operations are employee costs, operating costs and title claims payments.

Cash provided by operations decreased $9.2 million in the first six months of 2018 compared to the same period in 2017, primarily due to lower net income generated in 2018 and higher payments on accounts payable and other liabilities. Although our business is labor intensive, we are focused on a cost-effective, scalable business model which includes utilization of technology, centralized back and middle office functions and business process outsourcing. Our approach allows us to adjust more easily to seasonal and cyclical fluctuations in transaction volumes. We are continuing our emphasis on cost management, specifically focusing on lowering unit costs of production, which will result in improved margins. Our plans to improve margins also include additional automation of manual processes, and further consolidation of our various systems and production operations. We are currently investing in the technology necessary to accomplish these goals.

Investing activities. Cash used by investing activities was primarily driven by purchases of investments, capital expenditures and acquisition of subsidiaries, offset by proceeds from matured and sold investments. For the first six months of 2018 and 2017, total proceeds from securities investments sold and matured were $36.1 million and $72.5 million, respectively; while cash used for purchases of securities investments was $26.2 million and $88.4 million, respectively. The higher purchases and sale of investments in 2017, compared to 2018, was primarily due to a reallocation of cash to investments in the portfolio held by our Canadian operations, as well as overall portfolio repositioning in the first half of 2017 to prepare for a higher rate environment.

During the first six months of 2018 and 2017, we used $12.0 million and $18.1 million, respectively, of cash for acquisitions of new subsidiaries; while cash used for purchases of property and equipment were $5.7 million and $9.3 million, respectively. We maintain investment in capital expenditures at a level that enables us to implement technologies for increasing our operational and back-office efficiencies and to pursue growth in key markets.

Financing activities and capital resources. Total debt and stockholders’ equity were $107.7 million and $666.2 million, respectively, as of June 30, 2018. Notes payable payments during the first six months of 2018 and 2017 of $4.1 million and $16.0 million, respectively, were related to short-term loan agreements in connection with our Section 1031 tax-deferred property exchange (Section 1031) business. During the first six months of 2017, we borrowed $16.0 million from our line of credit facility and added $9.9 million of notes payable related to our Section 1031 business. At June 30, 2018, the outstanding balance of the line of credit facility was $98.9 million, while the remaining balance of the line of credit available for use was $23.6 million, net of an unused $2.5 million letter of credit. At June 30, 2018, our debt-to-equity ratio, excluding our Section 1031 notes, was approximately 16.1%, below the 20% we have set as our unofficial internal limit on leverage.

During both the first six months of 2018 and 2017, we paid total dividends of $0.60 per common share, which aggregated $14.1 million in both periods. There were no stock repurchases during the first six months of 2018 and 2017, except for repurchases during 2018 of approximately 16,600 shares (aggregate purchase price of approximately $0.7 million) related to the statutory income tax withholding on the vesting of restricted share grants to executives and senior management.

Effect of changes in foreign currency exchange rates. The effect of changes in foreign currency exchange rates on our cash and cash equivalents on the consolidated statements of cash flows was a net decrease of $1.6 million during the first six months of 2018 and a net increase of $1.7 million during the same period in 2017. Our principal foreign operating unit is in Canada, and, on average, the value of the U.S. dollar declined relative to the Canadian dollar during the first six months of 2018, compared to its appreciation during the same period in 2017.

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

Other comprehensive (loss) income. Unrealized gains and losses on available-for-sale securities investments and changes in foreign currency exchange rates are reported net of deferred taxes in accumulated other comprehensive (loss) income, a component of stockholders’ equity, until realized. For the first six months of 2018, net unrealized investment losses of $10.4 million, net of taxes, which increased our other comprehensive loss, were primarily related to temporary decreases in the fair values over costs of our corporate bond securities available-for-sale investments, driven by increases in the overall rate environment. During the first six months of 2018, the five-year U.S. treasury yield increased approximately 50 basis points and our net unrealized investment losses were consistent with this level of interest rate increase and our average bond investments duration of slightly more than 4 years. For the first six months of 2017, net unrealized investment gains of $2.4 million, net of taxes, which increased our other comprehensive income, were primarily related to temporary increases in the fair values over costs of our corporate and municipal bond securities available-for-sale investments as a result of the slight decline in interest rates during the first six months of 2017.

Changes in foreign currency exchange rates, primarily related to our Canadian operations, increased our other comprehensive loss, net of taxes, by $5.6 million for the first six months of 2018; while they increased our other comprehensive income, net of taxes, by $4.5 million for the same period in 2017.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes during the quarter ended June 30, 2018 in our investment strategies, types of financial instruments held or the risks associated with such instruments that would materially alter the market risk disclosures made in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. Our principal executive officer and principal financial officer are responsible for establishing and maintaining disclosure controls and procedures. They evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2018, and have concluded that, as of such date, our disclosure controls and procedures are adequate and effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting during the quarter ended June 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

See discussion of legal proceedings in Note 11 to the condensed consolidated financial statements included in Item 1 of Part I of this Report, which is incorporated by reference into this Part II, Item 1, as well as Item 3. Legal Proceedings, in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 1A. Risk Factors

There are no other changes during the six months ended June 30, 2018 to our risk factors as listed in our Annual Report on Form 10-K for the year ended December 31, 2017, except for the risk factors described below relating to Stewart's merger with Fidelity National Financial (FNF) (the Mergers) as announced during the first quarter 2018.

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

If the Mergers are not completed on a timely basis, or at all, our ongoing businesses may be adversely affected and, without realizing any of the benefits of having completed the Mergers, we will be subject to a number of risks, including the following:

•	we may be required, under certain circumstances, to pay FNF a termination fee of $33 million if the Merger Agreement is terminated under qualifying circumstances, as described in the Merger Agreement;

•	we will be required to pay certain costs relating to the Mergers, whether or not the Mergers are completed, such as legal, accounting, financial advisor and printing fees;

•
under the Merger Agreement, we are subject to certain restrictions on the conduct of its business prior to completing the Mergers which may adversely affect its ability to execute certain of its business strategies;

•	time and resources committed by our management to matters relating to the Mergers could otherwise have been devoted to pursuing other beneficial opportunities;

•	the market price of our Common Stock could decline below current market prices to the extent that such current market prices reflect a market assumption that the Mergers will be completed; and

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

Under the terms of the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to completing the Mergers, which may adversely affect our ability to execute certain of our business strategies, including the ability in certain cases to enter into contracts or incur capital expenditures to grow our business. Such limitations could negatively affect our businesses and operations prior to the completion of the Mergers. Furthermore, the process of planning to integrate two businesses and organizations for the post-merger period can divert management attention and company resources and could ultimately have an adverse effect on us.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases of our Common Stock during the six months ended June 30, 2018, except for repurchases related to the statutory income tax withholding on the vesting of restricted share grants to executives and senior management.

Item 5. Other Information

Our book value per share was $28.06 and $28.62 as of June 30, 2018 and December 31, 2017, respectively. As of June 30, 2018, our book value per share was based on approximately $666.2 million in stockholders’ equity and 23,744,939 shares of Common Stock outstanding. As of December 31, 2017, our book value per share was based on approximately $678.8 million in stockholders’ equity and 23,719,522 shares of Common Stock outstanding.

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

August 6, 2018
Date

Stewart Information Services Corporation
Registrant

By:	/s/ David C. Hisey
David C. Hisey, Chief Financial Officer, Secretary and Treasurer