Form 10-Q
period 2018-09-30
STEWART INFORMATION SERVICES CORP
filed 2018-11-08
CIK 94344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Yes ☑  No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes      No ☑
On November 4, 2018, there were 23,740,794 outstanding shares of the issuer's Common Stock, $1 par value per share.

FORM 10-Q QUARTERLY REPORT
QUARTER ENDED SEPTEMBER 30, 2018

As used in this report, “we,” “us,” “our,” "Registrant," the “Company” and “Stewart” mean Stewart Information Services Corporation and our subsidiaries, unless the context indicates otherwise.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	($000 omitted, except per share)
Revenues
Title revenues:
Direct operations	213,134	216,830	622,886	635,921
Agency operations	272,875	268,545	756,986	736,301
Ancillary services	13,227	12,674	38,790	45,096
Operating revenues	499,236	498,049	1,418,662	1,417,318
Investment income	4,781	4,567	14,732	14,179
Investment and other gains (losses) – net	3,623	(1,047)	4,345	(1,436)
	507,640	501,569	1,437,739	1,430,061
Expenses
Amounts retained by agencies	224,966	221,460	623,967	605,192
Employee costs	138,288	140,054	423,389	419,184
Other operating expenses	90,810	88,489	257,029	255,593
Title losses and related claims	21,503	25,428	59,181	70,591
Depreciation and amortization	6,221	6,578	18,609	19,397
Interest	1,076	963	2,722	2,492
	482,864	482,972	1,384,897	1,372,449

Income before taxes and noncontrolling interests	24,776	18,597	52,842	57,612
Income tax expense	4,371	4,686	8,679	15,536

Net income	20,405	13,911	44,163	42,076
Less net income attributable to noncontrolling interests	2,851	2,967	8,012	8,475
Net income attributable to Stewart	17,554	10,944	36,151	33,601

Net income	20,405	13,911	44,163	42,076
Other comprehensive (loss) income, net of taxes:
Foreign currency translation adjustments	1,140	4,141	(4,490)	8,670
Change in net unrealized gains and losses on investments	(1,910)	63	(12,344)	2,885
Reclassification adjustment for net gains included in net income	(137)	(331)	(617)	(792)
Other comprehensive (loss) income, net of taxes:	(907)	3,873	(17,451)	10,763

Comprehensive income	19,498	17,784	26,712	52,839
Less net income attributable to noncontrolling interests	2,851	2,967	8,012	8,475
Comprehensive income attributable to Stewart	16,647	14,817	18,700	44,364

Basic average shares outstanding (000)	23,556	23,448	23,537	23,442
Basic earnings per share attributable to Stewart	0.75	0.47	1.54	1.43

Diluted average shares outstanding (000)	23,699	23,564	23,677	23,571
Diluted earnings per share attributable to Stewart	0.74	0.46	1.53	1.43
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of September 30, 2018 (Unaudited)	As of December 31, 2017
	($000 omitted)
Assets
Cash and cash equivalents	149,669	150,079
Short-term investments	23,954	24,463
Investments in debt and equity securities, at fair value	662,089	709,355
Receivables:
Premiums from agencies	31,656	27,903
Trade and other	44,470	51,299
Income taxes	559	1,267
Notes	3,594	3,203
Allowance for uncollectible amounts	(4,925)	(5,156)
	75,354	78,516
Property and equipment, at cost:
Land	3,991	3,991
Buildings	23,018	22,849
Furniture and equipment	234,405	226,461
Accumulated depreciation	(196,943)	(186,279)
	64,471	67,022
Title plants, at cost	74,737	74,237
Investments on equity method basis	8,360	9,202
Goodwill	247,190	231,428
Intangible assets, net of amortization	10,843	9,734
Deferred tax assets	4,186	4,186
Other assets	49,576	47,664
	1,370,429	1,405,886
Liabilities
Notes payable	106,440	109,312
Accounts payable and accrued liabilities	97,233	117,740
Estimated title losses	476,870	480,990
Deferred tax liabilities	13,152	19,034
	693,695	727,076
Contingent liabilities and commitments
Stockholders’ equity
Common Stock and additional paid-in capital	185,432	184,026
Retained earnings	510,068	491,698
Accumulated other comprehensive (loss) income:
Net unrealized investment (losses) gains on investments available-for-sale	(8,383)	7,526
Foreign currency translation adjustments	(13,507)	(8,373)
Treasury stock – 352,161 common shares, at cost	(2,666)	(2,666)
Stockholders’ equity attributable to Stewart	670,944	672,211
Noncontrolling interests	5,790	6,599
Total stockholders’ equity (23,740,900 and 23,719,522 shares outstanding)	676,734	678,810
	1,370,429	1,405,886
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2018	2017
	($000 omitted)
Reconciliation of net income to cash provided by operating activities:
Net income	44,163	42,076
Add (deduct):
Depreciation and amortization	18,609	19,397
Provision for bad debt	510	697
Investment and other (gains) losses – net	(4,345)	1,436
Amortization of net premium on investments available-for-sale	4,617	5,114
Payments for title losses (in excess of) lesser than provisions	(1,106)	6,697
Adjustment for insurance recoveries of title losses	1,023	757
Decrease (increase) in receivables – net	2,020	(13,032)
Increase in other assets – net	(406)	(5,633)
Decrease in payables and accrued liabilities – net	(23,480)	(20,482)
Change in net deferred income taxes	(1,693)	8,749
Net income from equity investees	(1,344)	(1,813)
Dividends received from equity investees	2,187	2,053
Stock-based compensation expense	3,039	2,078
Other – net	(61)	(46)
Cash provided by operating activities	43,733	48,048

Investing activities:
Proceeds from sales of investments in securities	32,500	55,533
Proceeds from matured investments in debt securities	25,258	33,867
Purchases of investments in securities	(35,683)	(125,415)
Net purchases of short-term investments	(366)	(327)
Purchases of property and equipment, and real estate – net	(8,478)	(12,411)
Cash paid for acquisition of businesses	(17,639)	(17,784)
Other – net	327	960
Cash used by investing activities	(4,081)	(65,577)

Financing activities:
Payments on notes payable	(16,767)	(18,848)
Proceeds from notes payable	9,583	48,043
Distributions to noncontrolling interests	(8,665)	(8,376)
Repurchases of common stock	(687)	—
Cash dividends paid	(21,195)	(21,100)
Payment of contingent consideration related to an acquisition	—	(1,298)
Purchase of remaining interest in consolidated subsidiary	(1,102)	(1,014)
Cash used by financing activities	(38,833)	(2,593)

Effects of changes in foreign currency exchange rates	(1,229)	3,096
Decrease in cash and cash equivalents	(410)	(17,026)

Cash and cash equivalents at beginning of period	150,079	185,772
Cash and cash equivalents at end of period	149,669	168,746

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY (UNAUDITED)

	Common Stock ($1 par value)	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Noncontrolling interests	Total
	($000 omitted)
Balances at December 31, 2017	24,072	159,954	491,698	(847)	(2,666)	6,599	678,810
Cumulative effect adjustments on adoption of new accounting standards (Note 1-D)	—	—	3,592	(3,592)	—	—	—
Net income attributable to Stewart	—	—	36,151	—	—	—	36,151
Dividends on Common Stock ($0.90 per share)	—	—	(21,373)	—	—	—	(21,373)
Stock-based compensation and other	38	3,001	—	—	—	—	3,039
Stock repurchases	(17)	(670)	—	—	—	—	(687)
Purchase of remaining interest in consolidated subsidiary	—	(946)	—	—	—	(156)	(1,102)
Net change in unrealized gains and losses on investments, net of taxes	—	—	—	(12,344)	—	—	(12,344)
Net realized gain reclassification, net of taxes	—	—	—	(617)	—	—	(617)
Foreign currency translation adjustments, net of taxes	—	—	—	(4,490)	—	—	(4,490)
Net income attributable to noncontrolling interests	—	—	—	—	—	8,012	8,012
Distributions to noncontrolling interests	—	—	—	—	—	(8,665)	(8,665)
Balances at September 30, 2018	24,093	161,339	510,068	(21,890)	(2,666)	5,790	676,734
See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1

Interim financial statements. The financial information contained in this report for the three and nine months ended September 30, 2018 and 2017, and as of September 30, 2018, is unaudited. This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

B. Consolidation. The condensed consolidated financial statements include all subsidiaries in which the Company owns more than 50% voting rights in electing directors. All significant intercompany amounts and transactions have been eliminated and provisions have been made for noncontrolling interests. Unconsolidated investees, in which the Company typically owns 20% through 50% of the voting stock, are accounted for using the equity method.

C. Restrictions on cash and investments. The Company maintains investments in accordance with certain statutory requirements for the funding of statutory premium reserves. Statutory reserve funds, which approximated $468.8 million and $490.8 million at September 30, 2018 and December 31, 2017, respectively, are required to be fully funded and invested in high-quality securities and short-term investments. Statutory reserve funds are not available for current claim payments, which must be funded from current operating cash flow. In addition, included within cash and cash equivalents are statutory reserve funds of approximately $27.7 million and $14.2 million at September 30, 2018 and December 31, 2017, respectively. Although these cash statutory reserve funds are not restricted or segregated in depository accounts, they are required to be held pursuant to state statutes. If the Company fails to maintain minimum investments or cash and cash equivalents sufficient to meet statutory requirements, the Company may be subject to fines or other penalties, including potential revocation of its business license. These funds are not available for any other purpose. In the event that insurance regulators adjust the determination of the statutory premium reserves of the Company’s title insurers, these restricted funds as well as statutory surplus would correspondingly increase or decrease.

D. Cumulative effect adjustments on adoption of new accounting standards. In February 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2018-02, Income Statement - Reporting Comprehensive Income, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which amended its standard on comprehensive income to provide a one-time option for an entity to reclassify the stranded tax effects of the Tax Cuts and Jobs Act (the 2017 Act) that was passed in December 2017 from accumulated other comprehensive income/loss (AOCI) directly to retained earnings. The stranded tax effects result from the remeasurement of deferred tax assets and liabilities which were originally recorded in comprehensive income but whose remeasurement is reflected in the income statement. The Company adopted ASU 2018-02 effective on January 1, 2018 and reclassified $1.0 million of net tax expense from AOCI to retained earnings in the consolidated statement of equity.

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

E. Recent significant accounting pronouncements. In February 2016, the FASB issued ASU 2016-02, Topic 842: Leases (Topic 842), which updates the current guidance related to leases. Topic 842 includes the requirement for the lessee to recognize in the balance sheet a liability equal to the present value of contractual lease payments with terms of more than twelve months and a right-of-use asset representing the right to use the underlying asset for the lease term. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Additional financial statement disclosures are required to meet the objective of enabling users to assess the amount, timing, and uncertainty of cash flows arising from leases. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842: Leases and ASU 2018-11, Leases (Topic 842) - Targeted Improvements. ASU 2018-10 clarifies certain aspects of the new lease standard which include amendments addressing, among others, the rate implicit in the lease, lessee reassessment of lease classification, variable payments that depend on an index or rate and certain transition adjustments. ASU 2018-11 provides an optional transition method which will allow the application of the recognition and measurement requirements of Topic 842 in the period of adoption. If elected, the comparative periods would continue to be reported under the legacy lease guidance in Topic 840, including the related disclosures, and a cumulative effect adjustment would be made to retained earnings as of the adoption date. These ASUs are effective for annual and interim periods beginning after December 15, 2018 and early adoption is permitted.

The Company expects to adopt Topic 842 on January 1, 2019 using the optional transition method of adoption. The adoption is expected to result in material increases in the assets and liabilities to be reported on its 2019 consolidated balance sheets based on the Company's estimate of undiscounted future minimum lease payments of approximately $90 million to $100 million as of December 31, 2018. However, the Company expects the new lease standard will likely have an insignificant impact on its consolidated statements of income and comprehensive income and cash flows. The Company is currently in the process of system implementation and data migration, and expects the transition to be completed during the fourth quarter 2018. The Company is planning to elect most of the practical expedients permitted by Topic 842 at adoption date.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which removes Topic 820 disclosure requirements relating to the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; the policy for timing of transfers between levels; and the valuation processes for Level 3 fair value measurements. Also, ASU 2018-13 adds new requirements to disclose changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period, and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. ASU 2018-13 is effective for annual and interim periods beginning after December 15, 2019 and early adoption is permitted. The Company expects this ASU will have minimal effect on its financial statements and related disclosures when it is adopted on January 1, 2020 considering the Company does not have any Level 3 fair value measurements.

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU 2018-15 is effective for annual and interim periods beginning after December 15, 2019 and early adoption is permitted. The Company is currently evaluating the effect that the new guidance will have on its consolidated financial statements and related disclosures.

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

Subject to the terms and conditions of the Merger Agreement, at the effective time of Merger I (the Effective Time, each share of the Company's Common Stock outstanding immediately prior to the Effective Time (other than (i) shares owned by the Company, its subsidiaries, FNF or the Merger Subs and (ii) shares in respect of which appraisal rights have been properly exercised and perfected under Delaware law) will be converted into the right to receive cash consideration of $25.00 and 0.6425 shares of FNF common stock, par value $0.0001 per share (FNF Common Stock), subject to potential adjustment as described below. Pursuant to the terms of the Merger Agreement, the Company's stockholders have the option to elect to receive the merger consideration in all cash (the Cash Election Consideration), all FNF Common Stock (the Stock Election Consideration) or a mix of 50% cash and 50% FNF Common Stock (the Mixed Election Consideration), subject to pro-rata reductions to the extent either the election for the Cash Election Consideration or the election for the Stock Election Consideration is oversubscribed. Stockholders that elect to receive the Cash Election Consideration will receive $50.00 per share, subject to potential adjustment as described below and proration to the extent the cash option is oversubscribed. The Stock Election Consideration and the stock portion of the Mixed Election Consideration will be calculated using a fixed exchange ratio that is based on the average of the volume weighted average prices of FNF Common Stock for each of the twenty (20) trading days prior to the signing of the Merger Agreement, or $38.91 (the Parent Share Price). The exchange ratio for the Stock Election Consideration will be equal to 1.2850 shares of FNF Common Stock per share of Common Stock (the Exchange Ratio), subject to potential adjustment described below and proration to the extent the stock option is oversubscribed.

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

The consummation of the Mergers, which is expected during the first or second quarter of 2019, is subject to the satisfaction or waiver of customary conditions, including, among other things, (i) the adoption of the Merger Agreement by the holders of a majority of the outstanding shares of Common Stock entitled to vote on the Mergers (the Company Stockholder Approval), (ii) the absence of any injunction or court or other governmental order (with respect to applicable antitrust or insurance laws, solely with respect to the Required Antitrust Regulatory Filings/Approvals and the Required Insurance Regulatory Filings/Approvals (each as defined in the Merger Agreement)) enjoining, prohibiting or rendering illegal the consummation of the Mergers, (iii) obtaining certain Required Antitrust Regulatory Filings/Approvals, (iv) obtaining certain Required Insurance Regulatory Filings/Approvals, (v) the Securities and Exchange Commission (SEC) declaring the Registration Statement (as defined in the Merger Agreement) on Form S-4 effective, (vi) the shares of FNF Common Stock to be issued in the Mergers having been approved for listing on the New York Stock Exchange, (vii) the representations and warranties made by each of the Company and FNF being true at and as of the Closing Date (as defined in the Merger Agreement), subject to the materiality standards contained in the Merger Agreement, (viii) the performance, in all material respects, by each of the Company, FNF and the Merger Subs of all of their respective obligations under the Merger Agreement and (ix) no Company Material Adverse Effect or Parent Material Adverse Effect (each as defined in the Merger Agreement) having occurred since the signing of the Merger Agreement. The Company Stockholder Approval was obtained during a special stockholders' meeting held on September 5, 2018.

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

The Merger Agreement was included as Exhibit 2.1 to the Form 8-K filed with the SEC on March 19, 2018.

NOTE 2

Revenues. The Company's operating revenues, summarized by type, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	($000 omitted)		($000 omitted)
Title insurance premiums:
Direct	152,739	146,314	444,447	436,803
Agency	272,875	268,545	756,986	736,301
Escrow fees	32,649	37,478	95,984	109,688
Search, abstract and valuation services	24,105	24,201	71,006	80,401
Other revenues	16,868	21,511	50,239	54,125
	499,236	498,049	1,418,662	1,417,318

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

NOTE 3

Investments in debt and equity securities. The total fair values of the Company's investments in debt and equity securities are detailed below:

	September 30, 2018	December 31, 2017
	($000 omitted)
Investments in:
Debt securities	624,422	671,441
Equity securities	37,667	37,914
	662,089	709,355

Investments in debt securities are classified as available-for-sale and the net unrealized gains and losses on such investments, net of applicable deferred taxes, are included as a component of AOCI within stockholders' equity. As a result of the Company's adoption of ASU 2016-01 (as discussed in Note 1-D), fair value changes relating to investments in equity securities are recognized as part of investment and other (losses) gains - net in the condensed consolidated statement of income and comprehensive income beginning on January 1, 2018. Previously, the investments in equity securities, which consist of common stocks and master limited partnership interests, were accounted for similar to investments in debt securities.

As of September 30, 2018 and December 31, 2017, the net unrealized investment gains relating to investments in equity securities held were $7.0 million and $5.8 million, respectively.

The amortized costs and fair values of investments in debt securities are as follows:

	September 30, 2018		December 31, 2017
	Amortized costs	Fair values	Amortized costs	Fair values
	($000 omitted)
Municipal	62,097	61,703	71,581	72,669
Corporate	346,429	340,919	351,477	357,933
Foreign	213,559	209,329	229,750	228,237
U.S. Treasury Bonds	12,948	12,471	12,838	12,602
	635,033	624,422	665,646	671,441

Foreign debt securities consist of Canadian government, municipal and corporate bonds, United Kingdom treasury bonds, and Mexican government bonds.

Gross unrealized gains and losses on investments in debt securities are as follows:

	September 30, 2018		December 31, 2017
	Gains	Losses	Gains	Losses
	($000 omitted)
Municipal	261	655	1,263	175
Corporate	2,045	7,555	6,953	497
Foreign	1,115	5,345	1,742	3,255
U.S. Treasury Bonds	—	477	—	236
	3,421	14,032	9,958	4,163

Debt securities as of September 30, 2018 mature, according to their contractual terms, as follows (actual maturities may differ due to call or prepayment rights):

	Amortized costs	Fair values
	($000 omitted)
In one year or less	48,839	48,844
After one year through five years	364,717	359,727
After five years through ten years	182,578	177,919
After ten years	38,899	37,932
	635,033	624,422

Gross unrealized losses on investments in debt securities and the fair values of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2018, were:

	Less than 12 months		More than 12 months		Total
	Losses	Fair values	Losses	Fair values	Losses	Fair values
	($000 omitted)
Municipal	314	33,036	341	6,808	655	39,844
Corporate	6,862	266,231	693	15,359	7,555	281,590
Foreign	1,242	70,048	4,103	104,795	5,345	174,843
U.S. Treasury Bonds	150	4,277	327	8,088	477	12,365
	8,568	373,592	5,464	135,050	14,032	508,642

The number of specific debt investment holdings held in an unrealized loss position as of September 30, 2018 was 334. Of these securities, 83 securities were in unrealized loss positions for more than 12 months. The increased gross unrealized losses on corporate and foreign debt securities were primarily driven by increases in the overall rate environment, while the decline in value of the Canadian dollar against the U.S. dollar also contributed to higher gross unrealized losses on foreign debt securities. Since the Company does not intend to sell and will more likely than not maintain each investment security until its maturity or anticipated recovery, and no significant credit risk is deemed to exist, these investments are not considered as other-than-temporarily impaired. The Company believes its investment portfolio is diversified and expects no material loss to result from the failure to perform by issuers of the debt securities it holds. Investments made by the Company are not collateralized.

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

As of September 30, 2018, financial instruments measured at fair value on a recurring basis are summarized below:

	Level 1	Level 2	Fair value measurements
	($000 omitted)
Investments in securities:
Debt securities:
Municipal	—	61,703	61,703
Corporate	—	340,919	340,919
Foreign	—	209,329	209,329
U.S. Treasury Bonds	—	12,471	12,471
Equity securities	37,667	—	37,667
	37,667	624,422	662,089

As of December 31, 2017, financial instruments measured at fair value on a recurring basis are summarized below:

	Level 1	Level 2	Fair value measurements
	($000 omitted)
Investments in securities:
Debt securities:
Municipal	—	72,669	72,669
Corporate	—	357,933	357,933
Foreign	—	228,237	228,237
U.S. Treasury Bonds	—	12,602	12,602
Equity securities	37,914	—	37,914
	37,914	671,441	709,355

As of September 30, 2018, Level 1 financial instruments consist of equity securities. Level 2 financial instruments consist of municipal, governmental, and corporate bonds, both U.S. and foreign. In accordance with the Company’s policies and guidelines which incorporate relevant statutory requirements, the Company’s third-party registered investment manager invests only in securities rated as investment grade or higher by the major rating services, where observable valuation inputs are significant. The fair value of the Company's investments in available-for-sale securities are primarily determined using a third-party pricing service provider. The third-party pricing service provider calculates the fair values using both market approach and model valuation methods, as well as pricing information obtained from brokers, dealers and custodians. Management ensures the reasonableness of the third-party service valuations by comparing them with pricing information from the Company's investment manager.

There were no transfers of investments between levels during the nine months ended September 30, 2018 and 2017.

NOTE 5

Investment and other gains (losses) - net. Investments and other gains (losses) are detailed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	($000 omitted)
Investment and other gains	1,597	548	2,763	1,392
Investment and other losses	(151)	(1,595)	(220)	(2,828)
Net unrealized investment gains (losses) recognized on equity securities held	2,177	—	1,802	—
	3,623	(1,047)	4,345	(1,436)

Investment and other gains for the third quarter and first nine months of 2018 included a net unrealized gain of $1.2 million that resulted from a fair value change of an equity investment with previously no readily determinable fair value.

Following the adoption of ASU 2016-01, as discussed in Notes 1 and 3, net investment gains recognized during the three and nine months ended September 30, 2018 related to investments in equity securities still held as of September 30, 2018 are calculated as follows ($000 omitted):

	September 30, 2018
	Three Months Ended	Nine Months Ended
	($000 omitted)
Total net investment gains recognized on equity securities during the period	2,775	2,161
Less: Net realized gains on equity securities sold during the period	598	359
Net unrealized investment gains recognized on equity securities still held	2,177	1,802

Proceeds from sales of investments in securities are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	($000 omitted)
Proceeds from sales of debt securities	6,326	1,419	27,475	50,245
Proceeds from sales of equity securities	452	4,459	5,025	5,288
Total proceeds from sales of investment in securities	6,778	5,878	32,500	55,533

NOTE 6

Goodwill and other intangibles. The summary of changes in goodwill is as follows.

	Title	Ancillary Services and Corporate	Consolidated Total
		($000 omitted)
Balances at December 31, 2017	225,699	5,729	231,428
Acquisitions	15,804	—	15,804
Disposals	(42)	—	(42)
Balances at September 30, 2018	241,461	5,729	247,190

During 2018, the Company acquired several title businesses which increased goodwill related to the title segment by a total of $15.8 million, which is substantially deductible for income tax purposes over a period of 15 years. Also, in connection with the acquisitions, the Company identified and recorded $4.4 million of other intangibles, primarily related to employment and non-compete agreements, to be amortized between 1 year to 3 years from the dates of acquisition.

The Company evaluates goodwill for impairment annually based on information as of June 30 of the current year or more frequently if circumstances suggest that an impairment may exist. The Company performed its annual goodwill impairment analysis during the quarter ended September 30, 2018, utilizing the quantitative assessment method for its direct operations, agency operations, international operations and ancillary services reporting units. Based on the quantitative analysis performed, the Company concluded that the goodwill related to all reporting units was not impaired.

NOTE 7

Estimated title losses. A summary of estimated title losses for the nine months ended September 30 is as follows:

	2018	2017
	($000 omitted)
Balances at January 1	480,990	462,572
Provisions:
Current year	62,592	69,067
Previous policy years	(3,410)	1,524
Total provisions	59,182	70,591
Payments, net of recoveries:
Current year	(9,466)	(10,403)
Previous policy years	(50,822)	(53,491)
Total payments, net of recoveries	(60,288)	(63,894)
Effects of changes in foreign currency exchange rates	(3,014)	6,576
Balances at September 30	476,870	475,845
Loss ratios as a percentage of title operating revenues:
Current year provisions	4.5%	5.0%
Total provisions	4.3%	5.1%

During the nine months ended September 30, 2018, the Company decreased its loss provisioning rate due to lower loss experience and also reduced its prior policy year reserves as a result of its semi-annual actuarial reserve review. This primarily resulted in a $3.4 million net favorable loss development for previous policy years and also decreased the total title loss provisions for the nine months ended September 30, 2018 compared to the same period in 2017.

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

The aggregate grant-date fair values of these awards during 2018 and 2017 were $4.8 million (110,600 shares with an average grant price per share of $43.39) and $5.1 million (120,000 shares with an average grant price per share of $42.55), respectively. Awards were made pursuant to the Company’s employee incentive compensation plans and the compensation expense associated with restricted stock awards is recognized over the corresponding vesting period. Additionally, during the second quarters 2018 and 2017, the Company granted its board of directors, as a component of annual director retainer compensation, 14,300 and 13,000 shares, respectively, of common stock, which vested immediately. The aggregate fair values of these director awards at the grant dates in 2018 and 2017 were both $0.6 million.

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

The calculation of the basic and diluted EPS is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	($000 omitted, except per share)
Numerator:
Net income attributable to Stewart	17,554	10,944	36,151	33,601

Denominator (000):
Basic average shares outstanding	23,556	23,448	23,537	23,442
Average number of dilutive shares relating to grants of restricted shares and units	143	116	140	129
Diluted average shares outstanding	23,699	23,564	23,677	23,571

Basic earnings per share attributable to Stewart	0.75	0.47	1.54	1.43

Diluted earnings per share attributable to Stewart	0.74	0.46	1.53	1.43

NOTE 10

Contingent liabilities and commitments. In the ordinary course of business, the Company guarantees the third-party indebtedness of certain of its consolidated subsidiaries. As of September 30, 2018, the maximum potential future payments on the guarantees are not more than the related notes payable recorded in the condensed consolidated balance sheets. The Company also guarantees the indebtedness related to lease obligations of certain of its consolidated subsidiaries. The maximum future obligations arising from these lease-related guarantees are not more than the Company’s future minimum lease payments. As of September 30, 2018, the Company also had unused letters of credit aggregating $5.7 million related to workers’ compensation and other insurance. The Company does not expect to make any payments on these guarantees.

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

Selected statement of income information related to these segments is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	($000 omitted)
Title segment:
Revenues	493,186	488,612	1,397,722	1,384,857
Depreciation and amortization	5,362	5,534	15,929	16,081
Income before taxes and noncontrolling interest	35,999	24,610	78,860	76,354

Ancillary services and corporate segment:
Revenues	14,454	12,957	40,017	45,204
Depreciation and amortization	859	1,044	2,680	3,316
Loss before taxes and noncontrolling interest	(11,223)	(6,013)	(26,018)	(18,742)

Consolidated Stewart:
Revenues	507,640	501,569	1,437,739	1,430,061
Depreciation and amortization	6,221	6,578	18,609	19,397
Income before taxes and noncontrolling interest	24,776	18,597	52,842	57,612

The Company does not provide asset information by reportable operating segment as it does not routinely evaluate the asset position by segment.

Revenues generated in the United States and all international operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	($000 omitted)
United States	473,477	464,111	1,347,310	1,335,129
International	34,163	37,458	90,429	94,932
	507,640	501,569	1,437,739	1,430,061

NOTE 13
Other comprehensive (loss) income. Changes in the balances of each component of other comprehensive (loss) income and the related tax effects are as follows:

	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017
	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount
	($000 omitted)
Net unrealized (losses) gains on investments:
Change in net unrealized gains and losses on investments	(2,417)	(507)	(1,910)	95	32	63
Less: reclassification adjustment for net gains included in net income	(174)	(37)	(137)	(508)	(177)	(331)
	(2,591)	(544)	(2,047)	(413)	(145)	(268)
Foreign currency translation adjustments	1,620	480	1,140	5,817	1,676	4,141
Other comprehensive (loss) income	(971)	(64)	(907)	5,404	1,531	3,873

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount
	($000 omitted)
Net unrealized (losses) gains on investments:
Change in net unrealized gains and losses on investments	(15,625)	(3,281)	(12,344)	4,438	1,553	2,885
Less: reclassification adjustment for net gains included in net income	(781)	(164)	(617)	(1,218)	(426)	(792)
	(16,406)	(3,445)	(12,961)	3,220	1,127	2,093
Foreign currency translation adjustments	(5,234)	(744)	(4,490)	11,831	3,161	8,670
Other comprehensive (loss) income	(21,640)	(4,189)	(17,451)	15,051	4,288	10,763

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S OVERVIEW

We reported net income attributable to Stewart of $17.6 million ($0.74 per diluted share) for the third quarter 2018 compared to net income attributable to Stewart of $10.9 million ($0.46 per diluted share) for the third quarter 2017. Pretax income before noncontrolling interests for the third quarter 2018 was $24.8 million compared to pretax income before noncontrolling interests of $18.6 million for the third quarter 2017.

On March 18, 2018, Stewart entered into an agreement and plan of merger with Fidelity National Financial, Inc. (FNF), in which the outstanding shares of Stewart will be exchanged for a combination of cash and shares of FNF, and the Company will be merged into a subsidiary of FNF (the Mergers). Since the announcement, we initiated the regulatory approval process, which included the submission of our Hart-Scott-Rodino Act filings to the Federal Trade Commission (FTC) and the Form A filings to the states of Texas and New York, the domiciles of Stewart’s two main underwriters. Furthermore, the merger was approved by a majority of our stockholders during a special meeting held on September 5, 2018. We continue to work cooperatively with FNF, the FTC and state regulators in the ongoing review process, responding to data and information requests as they arise. Of note, in August 2018, the Canadian Competition Bureau notified FNF that it had no opposition to the completion of the merger. We expect the Mergers to close by the first or second quarter 2019, subject to the remaining federal and state regulatory approvals and the satisfaction of other customary closing conditions.

Summary results of the title segment are as follows ($ in millions, except pretax margin):

	For the Three Months Ended September 30,
	2018	2017	% Change

Total operating revenues	486.0	485.4	—%
Investment income and other net gains	7.2	3.2	122%
Pretax income	36.0	24.6	46%
Pretax margin	7.3%	5.0%

Title operating revenues in the third quarter 2018 were comparable to the prior year quarter, as a result of higher commercial and independent agency revenues, which were partially offset by lower non-commercial direct title revenues. Pretax income improved $11.4 million in the third quarter 2018 compared to the third quarter 2017, primarily as a result of lower overall title operating expenses and higher investment income and other net gains. Included in the segment’s results were $2.2 million of net unrealized gains relating to fair value changes of equity securities investments, which were being recorded to other comprehensive income prior to the adoption of a new accounting standard in 2018.

Included in the non-commercial domestic revenues (as shown under the Results of Operations - Title revenues section) were revenues from purchase transactions, which were roughly flat year-over-year, and centralized title operations (processing primarily refinancing and default title orders), which were down $5.7 million in the third quarter 2018 compared to the third quarter 2017. Total commercial revenues improved $7.3 million, or 16%, from the prior year quarter due to our continued focus on delivering quality service and underwriting to our domestic and international commercial customers. Total international title revenues in the third quarter 2018 decreased $4.2 million, or 12%, compared to the prior year quarter, primarily as a result of lower volumes from our Canada operations.

Both gross and net revenues from independent agency operations in the third quarter 2018 increased 2%, compared to the third quarter 2017, as we maintained our focus on enhancing customer service and technology connectivity. The independent agency remittance rate in the third quarter 2018 remained comparable to the prior year quarter.

Summary results of the ancillary services and corporate segment are as follows ($ in millions):

	For the Three Months Ended September 30,
	2018	2017	% Change

Total revenues	14.5	13.0	12%
Pretax loss	(11.2)	(6.0)	(87)%

Third quarter 2018 segment revenues increased $1.5 million compared to the prior year quarter, primarily due to a $1.2 million net unrealized gain resulting from a fair value change of an equity investment with previously no readily determinable fair value. The segment’s third quarter 2018 pretax results declined compared to the prior year quarter, primarily due to the $6.8 million of third-party advisory expenses incurred in the third quarter 2018 relating to the FNF merger transaction. Additionally, the segment’s results for the third quarter 2018 and 2017 included approximately $5.8 million and $6.1 million, respectively, of net expenses attributable to parent company and corporate operations.

CRITICAL ACCOUNTING ESTIMATES

The preparation of the Company’s condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures surrounding contingencies and commitments.

Actual results can differ from our accounting estimates. While we do not anticipate significant changes in our estimates, there is a risk that such changes could have a material impact on our consolidated financial condition or results of operations for future periods. During the nine months ended September 30, 2018, we made no material changes to our critical accounting estimates as previously disclosed in Management’s Discussion and Analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

RESULTS OF OPERATIONS

Comparisons of our results of operations for the three and nine months ended September 30, 2018 with the three and nine months ended September 30, 2017 are set forth below. Factors contributing to fluctuations in the results of operations are presented in the order of their monetary significance, and we have quantified, when necessary, significant changes. Segment results are included in the discussions and, when relevant, are discussed separately.

Our statements on home sales and loan activity are based on published industry data from sources including Fannie Mae, the National Association of Realtors® (NAR), the Mortgage Bankers Association (MBA) and Freddie Mac. We also use information from our direct operations.

Operating environment. Actual existing home sales in the third quarter 2018 declined approximately 2% from the third quarter 2017. September 2018 existing home sales totaled 420,000, which was down (seasonally-adjusted) 4% from a year ago and 3% from August 2018. According to NAR, the decline in existing home sales, which is the lowest since November 2015, was primarily the result of rising interest rates and lower affordable home listings in the market. September 2018 median and average home prices rose approximately 4% and 2%, respectively, compared to September 2017 prices. September 2018 housing starts declined 5% sequentially from August 2018, but improved 4% from a year ago. Newly issued building permits in September 2018 were down 1% both sequentially from August 2018 and from a year ago. According to Fannie Mae, one-to-four family residential lending declined 10% to $428 billion in the third quarter 2018 from $477 billion in the third quarter 2017, primarily driven by a 35%, or $54 billion, reduction in refinance originations. Purchase lending slightly improved 2%, or $5 billion, in the third quarter 2018 compared to the prior year quarter. Total lending is forecasted to decrease $42 billion, or 10%, in the fourth quarter 2018 compared to the third quarter 2018, as purchase lending is expected to decline $38 billion, or 12%, primarily due to seasonality and the rising interest rates.

Title revenues. Direct title revenue information is presented below:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	% Change	2018	2017	% Change
	($ in millions)			($ in millions)
Non-commercial
Domestic	136.2	141.7	(4)%	397.7	417.8	(5)%
International	24.9	30.4	(18)%	65.9	75.9	(13)%
	161.1	172.1	(6)%	463.6	493.7	(6)%
Commercial:
Domestic	45.2	39.2	15%	140.9	127.4	11%
International	6.8	5.5	24%	18.4	14.8	24%
	52.0	44.7	16%	159.3	142.2	12%
Total direct title revenues	213.1	216.8	(2)%	622.9	635.9	(2)%

Revenues from direct title operations, which include residential, commercial, international and centralized title services transactions, decreased $3.7 million in the third quarter 2018 and $13.0 million in the first nine months of 2018, compared to the same periods in 2017, due to lower closed orders (primarily on refinancing activities), partially offset by improved commercial title revenues. Residential revenues, which comprise approximately 60% of our total direct revenues, were flat in the third quarter 2018 compared to the third quarter 2017, and slightly declined 1% ($3.5 million) in the first nine months of 2018, compared to the same period in 2017. Revenues from centralized title operations, which primarily process refinancing and default title orders, decreased $5.7 million, or 54%, in the third quarter 2018 and $16.6 million, or 46%, in the first nine months of 2018, compared to the respective periods in 2017, primarily due to decreased refinancing orders and lower demand for default services which are in line with industry trends.
Our direct operations include local offices and international operations, and we generate commercial revenues both domestically and internationally. U.S. commercial revenues increased $7.3 million in the third quarter 2018 and $17.1 million in the first nine months of 2018, compared to the respective periods in 2017, primarily due to our continued focus on delivering quality underwriting service and technological connectivity to our customers. Total international revenues declined $4.2 million, or 12%, in the third quarter 2018 and $6.4 million, or 7%, in the first nine months of 2018, compared to the same periods in 2017, primarily as a result of decreased transaction volume from our Canada operations, partially offset by increased commercial revenues. Direct revenues constituted 44% and 45% of our total title revenues in the third quarter and first nine months of 2018, respectively, compared to 45% and 46%, respectively, in the same periods in 2017.

Orders information for the three and nine months ended September 30 is as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	Change	% Change	2018	2017	Change	% Change
Opened Orders:
Commercial	7,497	10,685	(3,188)	(30)%	24,824	32,923	(8,099)	(25)%
Purchase	58,928	59,679	(751)	(1)%	181,493	188,744	(7,251)	(4)%
Refinance	20,441	27,155	(6,714)	(25)%	65,188	74,794	(9,606)	(13)%
Other	1,825	4,565	(2,740)	(60)%	7,369	13,584	(6,215)	(46)%
Total	88,691	102,084	(13,393)	(13)%	278,874	310,045	(31,171)	(10)%

Closed Orders:
Commercial	6,209	7,643	(1,434)	(19)%	19,697	23,136	(3,439)	(15)%
Purchase	46,041	48,432	(2,391)	(5)%	131,791	140,996	(9,205)	(7)%
Refinance	13,146	17,965	(4,819)	(27)%	42,607	53,471	(10,864)	(20)%
Other	1,414	2,872	(1,458)	(51)%	7,065	10,205	(3,140)	(31)%
Total	66,810	76,912	(10,102)	(13)%	201,160	227,808	(26,648)	(12)%

Gross revenues from independent agency operations increased $4.3 million, or 2%, in the third quarter 2018, compared to the third quarter 2017, primarily as a result of revenue increases in Texas, Florida and New Jersey, partially offset by declines in Washington and Vermont. Gross agency revenues also increased $20.7 million, or 3%, in the first nine months of 2018, compared to the same period in 2017, primarily as a result of revenue increases in Texas, New York, Pennsylvania, Arizona and Wisconsin, partially offset by decreases in Massachusetts, Michigan, Colorado and Utah. Agency revenues, net of retention, improved 2% ($0.8 million and $1.9 million, respectively) in both the third quarter and first nine months of 2018, compared to the same periods in 2017, primarily driven by the higher gross agency revenues accompanied by comparable average agency remittance rates. Refer further to the "Retention by agencies" discussion under Expenses below.

Ancillary services revenues. Ancillary services operating revenues increased $0.6 million, or 4%, in the third quarter 2018 compared to the prior year quarter as a result of increased revenues from the search services operations, partially offset by lower revenues from the valuation services operations. Revenues decreased $6.3 million, or 14%, in the first nine months of 2018, compared to the same period in 2017, primarily due to lower orders in both the search and valuation services operations.

Investment income. Investment income during the third quarter and first nine months of 2018 was comparable to the same periods in 2017.

Investment and other gains (losses) - net. Investment and other gains - net for the third quarter and first nine months of 2018 included net unrealized gains of $2.2 million and $1.8 million, respectively, related to fair value changes of equity securities investments (refer to Note 5 to the condensed consolidated financial statements for details), and a net unrealized gain of $1.2 million that resulted from a fair value change of an equity investment with previously no readily determinable fair value. Investments and other losses - net for the third quarter 2017 included net realized losses of $0.6 million from the sale of investments available-for-sale, while investment and other losses - net for the first nine months of 2017 included a net realized loss of $0.8 million that resulted from a change in the fair value of a contingent liability related to a prior acquisition.

Expenses. An analysis of expenses is shown below:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	% Change	2018	2017	% Change
	($ in millions)			($ in millions)

Amounts retained by agencies	225.0	221.5	2%	624.0	605.2	3%
As a % of agency revenues	82.4%	82.5%		82.4%	82.2%
Employee costs	138.3	140.1	(1)%	423.4	419.2	1%
As a % of operating revenues	27.7%	28.1%		29.8%	29.6%
Other operating expenses	90.8	88.5	3%	257.0	255.6	1%
As a % of operating revenues	18.2%	17.8%		18.1%	18.0%
Title losses and related claims	21.5	25.4	(15)%	59.2	70.6	(16)%
As a % of title revenues	4.4%	5.2%		4.3%	5.1%

Retention by agencies. Amounts retained by title agencies are based on agreements between agencies and our title underwriters. Amounts retained by independent agencies, as a percentage of revenues generated by them, averaged 82.4% and 82.5% in the third quarters 2018 and 2017, respectively, and 82.4% and 82.2% in the first nine months of 2018 and 2017, respectively. The average retention percentage may vary from period to period due to the geographical mix of agency operations, the volume of title revenues and, in some states, laws or regulations. Due to the variety of such laws or regulations, as well as competitive factors, the average retention rate can differ significantly from state to state. In addition, a high proportion of our independent agencies are in states with retention rates greater than 80%. We continue to focus on increasing profit margins in every state, increasing premium revenue in states where remittance rates are above 20%, and maintaining the quality of our agency network, which we believe to be the industry’s best, in order to mitigate claims risk and drive consistent future performance. While market share is important in our agency operations channel, it is not as important as margins, risk mitigation and profitability.

Employee costs. Total employee costs decreased $1.8 million, or 1%, in the third quarter 2018 compared to the third quarter 2017, primarily due to lower average employee counts, partially offset by higher commissions on increased commercial title revenues and higher incentive compensation. For the first nine months of 2018, employee costs increased $4.2 million, or 1%, compared to the same period in 2017, primarily due to higher commissions on increased commercial title revenues and additional employee costs attributed to acquisitions in the title segment, which were partially offset by decreased salaries resulting from reduced employee counts. During the third quarter and first nine months of 2018, average employee counts have decreased approximately 8% and 6%, respectively, compared to the same periods in 2017, primarily resulting from continued volume declines in our title and ancillary services operations.

Title segment employee costs in the third quarter 2018 were comparable to the third quarter 2017, while employee costs for the first nine months of 2018 increased $10.5 million, or 3%, compared to the first nine months of 2017, primarily due to increased commissions and additional costs from previous acquisitions. In the ancillary services and corporate segment, employee costs decreased $0.9 million, or 12%, and $6.3 million, or 22%, in the third quarter and first nine months of 2018, compared to the same periods in 2017, primarily as a result of the reductions in average employee count.

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

Consolidated other operating expenses increased $2.3 million, or 3%, and $1.4 million, or 1%, in the third quarter and first nine months of 2018 compared to the same periods in 2017; while as a percentage of total operating revenues, other operating expenses were 18.2% and 17.8% in the third quarters 2018 and 2017, respectively, and 18.1% and 18.0% in the first nine months of 2018 and 2017, respectively. During the third quarter and first nine months of 2018, we incurred $6.8 million and $9.7 million, respectively, of third-party advisory expenses recorded in the ancillary services and corporate segment related to the strategic alternatives review and FNF merger transaction. During the third quarter 2017, we also incurred $1.4 million of acquisition integration costs in the title segment. Excluding these non-operating charges, other operating expenses as a percentage of operating revenues during the third quarter and first nine months of 2018 were 16.8% and 17.4%, respectively, compared to 17.5% and 17.9% for the third quarter and first nine months of 2017, respectively.

Costs that follow, to varying degrees, changes in transaction volumes and revenues decreased $1.7 million, or 4%, and $6.5 million, or 6%, in the third quarter and first nine months of 2018, compared to the same periods in 2017, primarily due to reduced outside title search fees, attorney fee splits and costs of services related to lower revenues from our centralized title, ancillary services and Canada title operations. Costs that fluctuate independently of revenues decreased $0.6 million, or 5%, in the third quarter 2018 compared to the prior year quarter; while they increased $1.7 million, or 6%, in the first nine months of 2018, compared to the same period in 2017, primarily due to increased travel and marketing expenses. Excluding the non-operating charges mentioned above, costs that are fixed in nature decreased $1.1 million, or 3%, and $1.9 million, or 2%, in the third quarter and first nine months of 2018, compared to the same periods in 2017, primarily due to reduced third-party outsourcing provider fees and professional fees.

Title losses. Provisions for title losses, as a percentage of title operating revenues, were 4.4% and 5.2% for the third quarters 2018 and 2017, respectively, and 4.3% and 5.1% for the first nine months of 2018 and 2017, respectively. Title losses decreased $3.9 million, or 15%, and $11.4 million, or 16%, in the third quarter and first nine months of 2018, respectively, compared to the similar periods in 2017, primarily because we reduced our loss provisioning rate in 2018 as a result of better claims experience. The title loss ratio in any given quarter can be significantly influenced by changes in new large claims incurred, escrow losses and adjustments to reserves for existing large claims. We expect our loss provisioning rate will range between 4.0% to 4.5% for the year 2018.

Cash claim payments increased $3.2 million, or 17%, in the third quarter 2018 compared to the third quarter 2017, primarily due to higher payments on existing non-large claims; while payments decreased $3.6 million, or 6%, in the first nine months of 2018 compared to the same period in 2017, primarily due to higher payments on large claims in 2017. We continue to manage and resolve large claims prudently and in keeping with our commitments to our policyholders.

The composition of title policy loss expense is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	($ in millions)		($ in millions)
Provisions – known claims:
Current year	3.8	3.9	11.3	8.1
Prior policy years	15.1	13.6	45.3	48.3
	18.9	17.5	56.6	56.4
Provisions – IBNR
Current year	17.4	21.3	51.3	61.0
Prior policy years	0.3	0.2	(3.4)	1.5
	17.7	21.5	47.9	62.5
Transferred from IBNR to known claims	(15.1)	(13.6)	(45.3)	(48.3)
Total provisions	21.5	25.4	59.2	70.6

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

Known claims provisions increased $1.4 million, or 8%, in the third quarter 2018 compared to the third quarter 2017, while known claims provisions were comparable in the first nine months of 2018 and 2017. Total provisions - IBNR decreased $3.8 million, or 18%, and $14.6 million, or 23%, in the third quarter and first nine months of 2018, compared to the same periods in 2017, primarily as a result of the $4.0 million prior policy year reserve reduction recorded in the second quarter 2018, as well as a decrease in the provisioning rate related to the current year. As a percentage of title operating revenues, provisions - IBNR for the current policy year were 3.6% and 3.7% in the third quarter and first nine months of 2018 compared to 4.4% in both the third quarter and the first nine months of 2017.

In addition to title policy claims, we incur losses in our direct operations from escrow, closing and disbursement functions. These escrow losses typically relate to errors or other miscalculations of amounts to be paid at closing, including timing or amount of a mortgage payoff, payment of property or other taxes and payment of homeowners’ association fees. Escrow losses also arise in cases of fraud, and in those cases, the title insurer incurs the loss under its obligation to ensure that an unencumbered title is conveyed. Escrow losses are recognized as expense when discovered or when contingencies associated with them (such as litigation) are resolved and are typically paid less than 12 months after the loss is recognized. During the third quarter and first nine months of 2018, we recorded approximately $0.3 million and $4.7 million, respectively, of policy loss reserves relating to escrow losses arising from fraud, as compared to $1.5 million and $3.6 million during the third quarter and first nine months of 2017, respectively.

Total title policy loss reserve balances are as follows:

	September 30, 2018	December 31, 2017
	($ in millions)
Known claims	66.1	69.8
IBNR	410.8	411.2
Total estimated title losses	476.9	481.0

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

Depreciation and amortization. Depreciation and amortization expenses during the third quarter and first nine months of 2018 were comparable to the same periods in 2017.

Income taxes. Our effective tax rates, based on income before taxes and after deducting income attributable to noncontrolling interests, were 20% and 19% in the third quarter and first nine months of 2018, respectively. Our tax provision included effects of discrete income tax net benefits of approximately $1.5 million and $3.0 million in the third quarter and first nine months of 2018, respectively. The third quarter 2018 discrete income tax net benefits were primarily related to previously unrecognized research and development tax credits and other return-to-provision adjustments, including an adjustment to the one-time transition tax on deemed repatriated earnings of foreign subsidiaries, for the 2017 Federal consolidated tax return filed during the quarter. Additionally, discrete income tax benefits in the first nine months of 2018 included the tax effect of a cumulative foreign currency adjustment on deemed repatriation of branch foreign earnings. Excluding the discrete income tax effects, our effective tax rates were 27% and 26% in the third quarter and first nine months of 2018, respectively.

Our effective tax rates in the third quarter and first nine months of 2017 were 30% and 32%, respectively, which included discrete income tax net benefit effects of $0.7 million and $2.1 million, respectively, principally related to previously unrecognized research and development tax credits. Excluding the discrete income tax effects, our effective tax rates were 34% and 36% in the third quarter and first nine months of 2017, respectively. The lower effective tax rates in 2018, compared to 2017, were primarily the result of the reduced corporate tax rate of the Tax Cuts and Jobs Act enacted in December 2017.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources reflect our ability to generate cash flow to meet our obligations to shareholders, customers (payments to satisfy claims on title policies), vendors, employees, lenders and others. As of September 30, 2018, our cash and investments, including amounts reserved pursuant to statutory requirements, aggregated $835.7 million ($339.2 million, net of statutory reserves on cash and investments). Of our total cash and investments at September 30, 2018, $564.3 million ($272.1 million, net of statutory reserves) was held in the United States (U.S.) and the rest internationally, principally in Canada.

Cash held at the parent company totaled $0.4 million at September 30, 2018. As a holding company, the parent company is funded principally by cash from its subsidiaries in the form of dividends, operating and other administrative expense reimbursements and pursuant to intercompany tax sharing agreements. The expense reimbursements are paid in accordance with management agreements, approved by the Texas Department of Insurance (TDI), among us and our subsidiaries. In addition to funding operating expenses, cash held at the parent company is used for dividend payments to common stockholders and for stock repurchases, if any. To the extent such uses exceed cash available, the parent company is dependent on distributions from its regulated title insurance underwriter, Stewart Title Guaranty Company (Guaranty).

A substantial majority of our consolidated cash and investments as of September 30, 2018 was held by Guaranty and its subsidiaries. The use and investment of these funds, dividends to the parent company, and cash transfers between Guaranty and its subsidiaries and the parent company are subject to certain legal and regulatory restrictions. In general, Guaranty may use its cash and investments in excess of its legally-mandated statutory premium reserve (established in accordance with requirements under Texas law) to fund its insurance operations, including claims payments. Guaranty may also, subject to certain limitations, provide funds to its subsidiaries (whose operations consist principally of field title offices and ancillary services operations) for their operating and debt service needs.

We maintain investments in accordance with certain statutory requirements in the states of domicile of our underwriters for the funding of statutory premium reserves. Statutory premium reserves, which approximated $468.8 million and $490.8 million at September 30, 2018 and December 31, 2017, respectively, are required to be fully funded and invested in high-quality securities and short-term investments. Statutory reserve funds are not available for current claim payments, which must be funded from current operating cash flow. In addition, included within cash and cash equivalents are statutory reserve funds of approximately $27.7 million and $14.2 million at September 30, 2018 and December 31, 2017, respectively. Although these cash statutory reserve funds are not restricted or segregated in depository accounts, they are required to be held pursuant to state statutes. If the Company fails to maintain minimum investments or cash and cash equivalents sufficient to meet statutory requirements, the Company may be subject to fines or other penalties, including potential revocation of its business license. As of September 30, 2018, our known claims reserve totaled $66.1 million and our estimate of claims that may be reported in the future, under generally accepted accounting principles, totaled $410.8 million. In addition to this, we had cash and investments (excluding equity method investments) of $294.8 million which are available for underwriter operations, including claims payments.

The ability of Guaranty to pay dividends to its parent is governed by Texas insurance law. The TDI must be notified of any dividend declared, and any dividend in excess of the statutory maximum of 20% of surplus (approximately $102.0 million as of December 31, 2017) would be, by regulation, considered extraordinary and subject to pre-approval by the TDI. Also, the Texas Insurance Commissioner may raise an objection to a planned distribution during the notification period. Guaranty’s actual ability or intent to pay dividends to its parent may be constrained by business and regulatory considerations, such as the impact of dividends on surplus and the liquidity ratio, which could affect its ratings and competitive position, the amount of insurance it can write and its ability to pay future dividends. As of June 30, 2018, our liquidity ratio for our principal underwriter was 110% based on its statutory balance sheet. The liquidity ratio is calculated using Guaranty's total cash and investments divided over its total liabilities. Our internal objective is to maintain a ratio of at least 100%, as we believe that ratio is crucial to our competitiveness in the market and our insurer financial strength ratings. On an ongoing basis, this ratio will largely guide our decisions as to frequency and magnitude of dividends from Guaranty to the parent company. Further, depending on business and regulatory conditions, we may in the future need to retain cash in Guaranty or even raise cash in the capital markets to contribute to it in order to maintain its ratings or statutory capital position. Such a requirement could be the result of investment losses, reserve charges, adverse economic environment operating conditions or changes in interpretation of statutory accounting requirements by regulators. No dividend was paid by Guaranty to its parent during the first nine months of 2018 and 2017.

As the parent company conducts no operations apart from its wholly-owned subsidiaries, the discussion below focuses on consolidated cash flows.

	For the Nine Months Ended September 30,
	2018	2017
	($ in millions)
Net cash provided by operating activities	43.7	48.0
Net cash used by investing activities	(4.1)	(65.6)
Net cash used by financing activities	(38.8)	(2.6)

Operating activities. Our principal sources of cash from operations are premiums on title policies and revenue from title service-related transactions, ancillary services and other operations. Our independent agencies remit cash to us net of their contractual retention. Our principal cash expenditures for operations are employee costs, operating costs and title claims payments.

Cash provided by operations decreased $4.3 million in the first nine months of 2018, compared to the same period in 2017, primarily due to lower net operating revenues (net of agency retention) and higher employee costs and other operating expenses. Although our business is labor intensive, we are focused on a cost-effective, scalable business model which includes utilization of technology, centralized back and middle office functions and business process outsourcing. Our approach allows us to adjust more easily to seasonal and cyclical fluctuations in transaction volumes. We are continuing our emphasis on cost management, specifically focusing on lowering unit costs of production, which will result in improved margins. Our plans to improve margins also include additional automation of manual processes, and further consolidation of our various systems and production operations. We are currently investing in the technology necessary to accomplish these goals.

Investing activities. Cash used by investing activities was primarily driven by purchases of investments, capital expenditures and acquisition of subsidiaries, offset by proceeds from matured and sold investments. For the first nine months of 2018 and 2017, total proceeds from securities investments sold and matured were $57.8 million and $89.4 million, respectively; while cash used for purchases of securities investments was $35.7 million and $125.4 million, respectively. The higher purchases and sale of investments in 2017, compared to 2018, was primarily due to a reallocation of cash to investments in the portfolio held by our Canadian operations, as well as overall portfolio repositioning in the first half of 2017 to prepare for a higher rate environment.

During the first nine months of 2018 and 2017, we used $17.6 million and $17.8 million, respectively, of cash for acquisitions of new subsidiaries; while cash used for purchases of property and equipment were $8.5 million and $12.4 million, respectively. We maintain investment in capital expenditures at a level that enables us to implement technologies for increasing our operational and back-office efficiencies and to pursue growth in key markets.

Financing activities and capital resources. Total debt and stockholders’ equity were $106.4 million and $676.7 million, respectively, as of September 30, 2018. Notes payable payments during the first nine months of 2018 and 2017 of $13.9 million and $16.0 million, respectively, were related to short-term loan agreements in connection with our Section 1031 tax-deferred property exchange (Section 1031) business. During the first nine months of 2017, we borrowed $16.0 million from our line of credit facility and added $32.0 million of notes payable related to our Section 1031 business. At September 30, 2018, the outstanding balance of the line of credit facility was $98.9 million, while the remaining balance of the line of credit available for use was $23.6 million, net of an unused $2.5 million letter of credit. At September 30, 2018, our debt-to-equity ratio, excluding our Section 1031 notes, was approximately 15.7%, below the 20% we have set as our unofficial internal limit on leverage.

During both the first nine months of 2018 and 2017, we paid total dividends of $0.90 per common share, which aggregated to $21.2 million and $21.1 million, respectively. There were no stock repurchases during the first nine months of 2018 and 2017, except for repurchases during 2018 of approximately 16,900 shares (aggregate purchase price of approximately $0.7 million) related to the statutory income tax withholding on the vesting of restricted share grants to executives and senior management.

Effect of changes in foreign currency exchange rates. The effect of changes in foreign currency exchange rates on our cash and cash equivalents on the consolidated statements of cash flows was a net decrease of $1.2 million during the first nine months of 2018 and a net increase of $3.1 million during the same period in 2017. Our principal foreign operating unit is in Canada, and, on average, the value of the Canadian dollar declined relative to the U.S. dollar during the first nine months of 2018, compared to its appreciation during the same period in 2017.

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

Other comprehensive (loss) income. Unrealized gains and losses on available-for-sale securities investments and changes in foreign currency exchange rates are reported net of deferred taxes in accumulated other comprehensive (loss) income, a component of stockholders’ equity, until realized. For the first nine months of 2018, net unrealized investment losses of $13.0 million, net of taxes, which increased our other comprehensive loss, were primarily related to temporary decreases in the fair values over costs of our corporate bond securities available-for-sale investments, driven by increases in the overall rate environment. During the first nine months of 2018, the five-year U.S. treasury yield increased approximately 70 basis points and our net unrealized investment losses were consistent with this level of interest rate increase and our average bond investments duration of slightly more than 4 years. For the first nine months of 2017, net unrealized investment gains of $2.1 million, net of taxes, which increased our other comprehensive income, were primarily related to temporary increases in the fair values over costs of our corporate and municipal bond securities available-for-sale investments as a result of the slight decline in interest rates during the first nine months of 2017.

Changes in foreign currency exchange rates, primarily related to our Canadian operations, increased our other comprehensive loss, net of taxes, by $4.5 million for the first nine months of 2018; while they increased our other comprehensive income, net of taxes, by $8.7 million for the same period in 2017.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes during the quarter ended September 30, 2018 in our investment strategies, types of financial instruments held or the risks associated with such instruments that would materially alter the market risk disclosures made in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. Our principal executive officer and principal financial officer are responsible for establishing and maintaining disclosure controls and procedures. They evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2018, and have concluded that, as of such date, our disclosure controls and procedures are adequate and effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting during the quarter ended September 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

See discussion of legal proceedings in Note 11 to the condensed consolidated financial statements included in Item 1 of Part I of this Report, which is incorporated by reference into this Part II, Item 1, as well as Item 3. Legal Proceedings, in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 1A. Risk Factors

There are no other changes during the nine months ended September 30, 2018 to our risk factors as listed in our Annual Report on Form 10-K for the year ended December 31, 2017, except for the risk factors described below relating to Stewart's merger with Fidelity National Financial (FNF) (the Mergers) as announced during the first quarter 2018.

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

The completion of the Mergers is subject to a number of conditions which make the completion and timing of the completion of the Mergers uncertain. Also, either we or FNF may terminate the Merger Agreement if the Mergers have not been completed by March 18, 2019 (or the extended end date, if applicable), unless the failure of the Mergers to be completed by such date has resulted from the failure of the party seeking to terminate the Merger Agreement to perform its obligations.

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

•
under the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to completing the Mergers which may adversely affect our ability to execute certain of our business strategies;

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

If the Mergers are completed, each share of our Common Stock will be converted into the right to receive either $50.00 in cash, 1.2850 shares of FNF Common Stock or $25.00 in cash and 0.6425 shares of FNF Common Stock (subject to the adjustment and proration procedures set forth in the Merger Agreement). During the pendency of the Mergers, the market value of FNF Common Stock will fluctuate, and decreases in the market value of FNF Common Stock will negatively affect the value of the merger consideration that our stockholders receive. The market value of our Common Stock will also fluctuate during the pendency of the Mergers, and increases in the market value of our Common Stock may mean that the merger consideration issued to our stockholders will be worth less than the market value of the shares of our Common Stock such stockholders are exchanging. The exchange ratio was fixed at the time the Merger Agreement was executed, and the value of FNF and Stewart stock may vary significantly from their values on the date of the Merger Agreement, the date of this report, the date on which our stockholders make their election and the date on which our stockholders receive the merger consideration. Neither Stewart nor FNF is permitted to terminate the Merger Agreement solely due to changes in the market price of either party’s common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases of our Common Stock during the quarter ended September 30, 2018, except for repurchases related to the statutory income tax withholding on the vesting of restricted share grants to executives and senior management.

Item 5. Other Information

Book value per share. Our book value per share was $28.50 and $28.62 as of September 30, 2018 and December 31, 2017, respectively. As of September 30, 2018, our book value per share was based on approximately $676.7 million in stockholders’ equity and 23,740,900 shares of Common Stock outstanding. As of December 31, 2017, our book value per share was based on approximately $678.8 million in stockholders’ equity and 23,719,522 shares of Common Stock outstanding.

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

November 8, 2018
Date

Stewart Information Services Corporation
Registrant

By:	/s/ David C. Hisey
David C. Hisey, Chief Financial Officer, Secretary and Treasurer