Form 10-K
period 2018-12-31
STEWART INFORMATION SERVICES CORP
filed 2019-02-28
CIK 94344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes      No ☑
The aggregate market value of the Common Stock (based upon the closing sales price of the Common Stock of Stewart Information Services Corporation, as reported by the NYSE on June 30, 2018) held by non-affiliates of the Registrant was approximately $995.6 million.
At February 22, 2019, there were 23,725,004 outstanding shares of the issuer's Common Stock, $1 par value per share.
Documents Incorporated by Reference
Portions of the definitive proxy statement (the Proxy Statement), in connection with the Registrant's 2019 Annual Meeting of Stockholders, are incorporated herein by reference in Part III of this document.

FORM 10-K ANNUAL REPORT
YEAR ENDED DECEMBER 31, 2018

As used in this report, “we,” “us,” “our,” the “Company” and “Stewart” mean Stewart Information Services Corporation and our subsidiaries, unless the context indicates otherwise.

PART I

Item 1. Business

Stewart Information Services Corporation (NYSE:STC) is a global real estate services company, incorporated in Delaware in 1970, and offering products and services through our direct operations, network of independent agencies and family of companies. From residential and commercial title insurance and closing and settlement services to specialized offerings for the mortgage industry, we offer the comprehensive service, deep expertise and solutions our customers need for any real estate transaction. We and our predecessors have been engaged in the title business since 1893.

Our international division delivers products and services protecting and promoting private land ownership worldwide. Our primary international operations are in Canada, the United Kingdom, Australia and Central Europe.

We currently report our business in two segments: title insurance and related services (title), and ancillary services and corporate. Refer to Note 19 to our audited consolidated financial statements and Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) for financial information related to the title and ancillary services and corporate segments.

Merger Agreement

During November 2017, we announced that our Board formed a strategic committee to actively assess a full range of strategic alternatives available to Stewart and that we retained Citi as financial advisor and Davis Polk & Wardwell LLP as legal advisor to assist us in the strategic alternatives review process. During March 2018, Stewart entered into an agreement and plan of merger (merger agreement) with Fidelity National Financial, Inc. (FNF), in which the outstanding shares of Stewart will be exchanged for a combination of cash and shares of FNF, and the Company will be merged into a subsidiary of FNF (the Mergers). After the merger announcement, the parties commenced the regulatory approval process by submitting applicable filings to the Federal Trade Commission (FTC), the states of Texas and New York, where our two main underwriters are domiciled, and other states and jurisdictions where necessary.

We continue to work through the regulatory process with FNF to satisfy all of the conditions for closing the Mergers, including those of the FTC, the Texas Department of Insurance (TDI) and the New York State Department of Financial Services (NYDFS). We have received approval from a majority of the other states and all of the international jurisdictions we notified about the Mergers. As previously disclosed in a Form 8-K filing, on January 31, 2019, the NYDFS provided written notice of its disapproval of FNF's application to acquire control of Stewart Title Insurance Company, our New York domiciled title insurance underwriter. Stewart and FNF are in the process of reaching out to the NYDFS to discuss the notice and seek to resolve the concerns raised therein, with which we and FNF respectfully disagree.

For details on the merger agreement, refer to Note 1 to our audited consolidated financial statements.

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

Title insurance is substantially different from other types of insurance. Fire, auto, health and life insurance protect against future losses and events. In contrast, title insurance insures against losses from past events and seeks to protect the public by eliminating covered risks through the examination and settlement process. In essence, subject to its exceptions and exclusions, a title insurance policy provides a warranty to the policyholder that the title to the property is free from defects that might impair ownership rights, or in the case of a lender's policy, that there is priority of lien position. Most other forms of insurance provide protection for a limited period of time and, hence the policy must be periodically renewed. Title insurance, however, is issued for a one-time premium and the policy provides protection for as long as the owner owns the property, or has liability in connection with the property, or a lender under its policy has its insured lien on the property. Also, a title insurance policy does not have a finite contract term, whereas most other lines of insurance have a definite beginning and ending date for coverage. Although a title insurance policy provides protection as long as the owner owns the property being covered, the title insurance company generally does not have information about which policies are still effective. Most other lines of insurance receive periodic premium payments and policy renewals thereby allowing the insurance company to know which policies are effective.

Losses. Losses on policies occur when a title defect is not discovered during the examination and settlement process. Reasons for losses include forgeries, misrepresentations, unrecorded or undiscovered liens, the failure to pay off existing liens, mortgage lending fraud, mishandling or defalcation of settlement funds, issuance by independent agencies of unauthorized coverage and defending policyholders when covered claims are filed against their interest in the property.

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

Customers. The primary sources of title insurance business are attorneys, builders, developers, home buyers and home sellers, lenders, mortgage brokers, and real estate brokers and agents. No individual customer was responsible for as much as 10% or more of our consolidated revenues in any of the last three years. Titles insured include residential and various asset classes of commercial properties, including but not limited to, office, multi family, industrial, retail, undeveloped acreage, farms, ranches, wind and solar power installations and other energy-related projects.

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

Market share. Title insurance statistics are compiled quarterly by the title industry’s national trade association. Based on 2018 unconsolidated statutory net premiums written through September 30, 2018, Guaranty is one of the leading title insurers in the United States.

Our largest competitors are FNF, which includes Chicago Title Insurance Company, Fidelity National Title Insurance Company and Commonwealth Land Title Insurance Company; First American Financial Corporation (First American), which includes First American Title Insurance Company; and Old Republic Title Insurance Group (Old Republic), which includes Old Republic National Title Insurance Company. We also compete with other title insurer companies, as well as abstractors, attorneys who issue title opinions and attorney-owned title insurance funds. A number of homebuilders, financial institutions, real estate brokers and others own or control title insurance agencies, some of which issue policies underwritten by Guaranty.

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

Factors affecting ancillary services revenues. As in the title segment, ancillary services revenues are closely related to the level of activity in the real estate market, which includes the volume of new or refinancing originations.

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

As of December 31, 2018, approximately 95% of our combined debt and equity investment portfolios consisted of fixed income securities. As of that date, approximately 90% of the fixed income investments are held in securities that are A-rated or higher, and substantially all of the fixed income portfolios are rated investment grade. Percentages are based on the market value of the securities. In addition to our debt and equity investment securities portfolios, we maintain certain money-market and other short-term investments. For more details on market risks related to our investment securities portfolio, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk.

Trademarks. We have developed and acquired numerous automated products and processes that are crucial to both our title and ancillary services segments. These systems automate most facets of the real estate transaction. Among these trademarked products and processes are AIM+®, AgencySecure®, PropertyInfo®, SureClose®, TitleSearch®, eTitleSearch®, Virtual Underwriter® and Stewart Now®. We consider these trademarks, which can be renewed every ten years, to be important to our business.

Employees. As of December 31, 2018, we employed approximately 5,400 people. We consider our relationship with our employees to be good.

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

Transfer agent. Our transfer agent is Computershare, which is located at P.O. Box 505000, Louisville, KY, 40233-5000. Its phone number is (888) 478-2392 and website is (https://www-us.computershare.com/investor).

CEO and CFO certifications. The CEO and CFO certifications required under Section 302 of the Sarbanes-Oxley Act are filed as exhibits to our 2018 Form 10-K. Stewart Information Services Corporation submitted in 2018 its annual CEO Certification under Section 303A.12(a) of the New York Stock Exchange (NYSE) Listed Company Manual.

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

Competition in the title insurance industry is intense, particularly with respect to price, service and expertise. Larger commercial customers and mortgage originators also look to the size and financial strength of a title insurer. Although we are one of the leading title insurance underwriters based on market share, FNF, Old Republic and First American each has substantially greater revenues than we do and their holding companies have significantly greater capital. Further, the other title insurance companies collectively hold a considerable share of the market. Although we are not aware of any current initiatives to reduce regulatory barriers to entering our industry, any such reduction could result in new competitors, including financial institutions, entering the title insurance business. From time-to-time, new entrants enter the marketplace with alternative products to traditional title insurance, although many of these alternative products have been disallowed by title insurance regulators. Further, advances in technologies could, over time, significantly disrupt the traditional business model of financial services companies, including title insurance. These alternative products or disruptive technologies, if permitted by regulators, could have a material adverse effect on our revenues and earnings.

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

We may also be subject to additional state or federal regulations prescribed by legislation such as the Dodd-Frank Act or by regulations issued by the CFPB, Department of Labor, Office of the Comptroller of the Currency, Department of the Treasury or other agencies. Changes in regulations may have a material adverse effect on our business. In addition, state regulators perform periodic examinations of insurance companies, which could result in increased compliance or litigation expenses.

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

Our operations are reliant on technology. These systems are used to store and process sensitive information regarding our operations, financial position and any information pertaining to our customers and vendors. While we take the utmost precautions, we cannot guarantee safety from all cyber threats, wire fraud and attacks to our systems. Any successful breach of security could result in the spread of inaccurate or confidential information, disruption of operations, theft of escrowed funds, endangerment of employees, damage to our assets and increased costs to respond. Although we maintain cyber liability insurance to protect us financially, there is no assurance that the instances noted above would not have a negative impact on cash flows, litigation status and/or our reputation, which could have a material adverse effect on our business, financial condition and results of operations.

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

We have been the subject of actions taken by activist stockholders. When activist activities occur, our business could be adversely affected because we may have difficulty in attracting and retaining customers, agents, mortgage lenders, servicers, employees and board members due to perceived uncertainties as to our future direction and negative public statements about our business; such activities may materially harm our relationships with current and potential customers, investors, lenders, and others; may otherwise materially harm our business, may adversely affect our operating results and financial condition; responding to proxy contests and other similar actions by stockholders is likely to result in our incurring substantial additional costs, including, but not limited to, legal fees, fees for financial advisors, fees for investor relations advisors, and proxy solicitation fees; significantly divert the attention of management, our Board of Directors and our employees; and changes in the composition of our Board of Directors due to activist campaigns may affect the Company's current strategic plan.

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

New tax legislative initiatives may be proposed or enacted from time to time, which may or will impact our effective tax rate and which could adversely affect our tax positions or tax liabilities. Our future effective tax rate could be adversely affected by, among other things, changes in the composition of earnings in jurisdictions with differing tax rates, changes in statutory tax rates and other legislative changes, changes in interpretations of existing tax laws, or changes in determinations regarding the jurisdictions in which we are subject to tax. From time to time, United States federal, state and local, and foreign governments make substantive changes to tax rules and their application, which could result in materially higher taxes than would be incurred under existing tax law and which could adversely affect our financial condition or results of operations.

The Mergers may present certain risks to Stewart’s business and operations prior to the closing of the Mergers, including, among other things, the risks described below. Refer to Note 1-S to our audited consolidated financial statements for details of the merger agreement, including definition of terms.

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

The Mergers are subject to approvals or non-disapprovals from or notices to state insurance regulators, state financial institution regulators, state real estate regulators and various other federal, state and international insurance regulatory authorities. We are awaiting for the remaining state and other regulatory approvals. Additionally, the Mergers are currently under review by the FTC under the Hart-Scott-Rodino Act. Before the Mergers may be completed, applicable waiting periods must expire or terminate under antitrust laws and various approvals, consents or clearances may be required to be obtained from regulatory entities. In deciding whether to grant antitrust or other regulatory clearances, the relevant governmental entities will consider the effect of the Mergers on competition within their relevant jurisdictions. The terms and conditions of the approvals that are granted may impose requirements, limitations or costs or place restrictions on the conduct of FNF’s business following the Mergers. There can be no assurance that regulators will not impose conditions, terms, obligations or restrictions and that such conditions, terms, obligations or restrictions will not have the effect of delaying completion of the Mergers or imposing additional material costs on or materially limiting the revenues of FNF following the Mergers. In addition, neither FNF nor Stewart can provide assurance that any such conditions, terms, obligations or restrictions will not result in the delay or abandonment of the Mergers.

As previously disclosed in a Form 8-K filing, on January 31, 2019, the NYDFS provided written notice of its disapproval of FNF's application to acquire control of Stewart Title Insurance Company, our New York domiciled title insurance underwriter. Receipt of approval from the NYDFS is one of the conditions to the completion of the Mergers. Stewart and FNF are in the process of reaching out to the NYDFS to discuss the notice and seek to resolve the concerns raised therein, with which we and FNF respectfully disagree.

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

Uncertainty about the effect of the Mergers on our employees may continue to have an adverse effect on us. This uncertainty may continue to affect our ability to attract, retain and motivate personnel until the Mergers are completed. We are dependent on the experience and industry knowledge of our officers and other key employees to execute our business plans. In addition, if employees of FNF and Stewart depart because of issues relating to the uncertainty and difficulty of integration or a desire not to become employees of the combined company, the combined company’s ability to realize the anticipated benefits of the Mergers could be reduced.

We will incur substantial transaction-related costs in connection with the Mergers.

We expect to incur a number of transaction-related costs associated with completing the Mergers, combining the operations of the two companies and achieving desired synergies. These fees and costs will be substantial. These transaction costs include, but are not limited to, fees paid to legal, financial and accounting advisors, filing fees and printing costs. Additional unanticipated costs may be incurred in the integration of the businesses of FNF and Stewart. There can be no assurance that the elimination of certain duplicative costs, as well as the realization of other efficiencies related to the integration of the two businesses, will offset the incremental transaction-related costs over time. Thus, any net benefit may not be achieved in the near term, the long term or at all.

The Mergers are subject to conditions, including certain conditions that may not be satisfied, and may not be completed on a timely basis, or at all. Failure to complete the Mergers could have material and adverse effects on us.

The completion of the Mergers is subject to a number of conditions which make the completion and timing of the completion of the Mergers uncertain. Also, absent an extension under the terms of the Mergers, either we or FNF may terminate the Merger Agreement if the Mergers have not been completed by March 18, 2019 (or the extended end date, if applicable), unless the failure of the Mergers to be completed by such date has resulted from the failure of the party seeking to terminate the Merger Agreement to perform its obligations.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We currently lease under a non-cancelable operating lease that is expiring in September 2019 approximately 183,000 square feet of space in an office building in Houston, Texas, which is used for our corporate offices and for offices of several of our subsidiaries. Upon expiration of this lease, we plan to relocate our corporate and other subsidiaries' offices to an approximately 150,000 square feet of new space in Houston, Texas leased under a non-cancelable operating lease that expires in 2025. Additionally, we lease offices at approximately 513 locations for title office operations, production, administrative and technology centers. These additional locations include significant leased facilities in Glendale, California; Houston, Texas; New York, New York; Dallas, Texas; Denver, Colorado; St. Louis, Missouri; Austin, Texas; and San Diego, California.

Our leases expire from 2019 through 2029 and our typical lease term ranges from three to five years. We believe we will not have any difficulty obtaining renewals of leases as they expire or, alternatively, leasing comparable properties. The aggregate annual rent expense under all office leases was approximately $40.8 million in 2018.

We also own office buildings in Arizona, Texas, New York, New Mexico, Colorado and the United Kingdom. These owned properties are not material to our consolidated financial condition. We consider all buildings and equipment that we own or lease to be well maintained, adequately insured and generally sufficient for our purposes.

Item 3. Legal Proceedings

See discussion of legal proceedings in Note 18 to our audited consolidated financial statements, included in Item 15 of Part IV of this report on Form 10-K for the year ended December 31, 2018.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market and Holders Information. Our Common Stock is listed on the NYSE under the symbol “STC”. As of February 22, 2019, the number of stockholders of record was approximately 5,323 and the price of one share of our Common Stock was $43.17.

Stock Performance Graph. The following table and graph compares the yearly percentage change in our cumulative total stockholder return on Common Stock with the cumulative total return of the Russell 2000 Index and the Russell 2000 Financial Services Sector Index for the five years ended December 31, 2018. The presented information assumes that the value of the investment in our Common Stock and each index was $100 at December 31, 2013 and that all dividends were reinvested.

	2013	2014	2015	2016	2017	2018
Stewart	100.00	115.09	118.38	150.03	141.68	142.55
Russell 2000 Index	100.00	104.89	109.52	132.82	152.31	135.60
Russell 2000 Financial Services Sector Index	100.00	108.86	109.51	143.52	151.78	135.28

The performance graph above and the related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Exchange Act, as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

Stock Repurchases. There were no stock repurchases during 2018, except for repurchases of approximately 28,600 shares (aggregate purchase price of approximately $1.2 million) related to statutory income tax withholding on the annual vesting of restricted share grants to executives and senior management.

Item 6. Selected Financial Data

The following table sets forth selected consolidated financial data, which were derived from our consolidated financial statements and should be read in conjunction with our audited consolidated financial statements, including the Notes thereto, beginning on page F-1 of this report. See also Item 7 - MD&A.

	2018	2017	2016	2015	2014
	($ millions, except percentage, share and per share data)

Total revenues	1,907.7	1,955.7	2,006.6	2,033.9	1,870.8

Title operating revenues	1,837.2	1,878.7	1,904.1	1,888.4	1,714.4
Ancillary services revenues	50.7	55.8	84.3	130.0	132.9
Investment income	19.7	18.9	18.9	16.9	16.8
Investment and other gains (losses) - net	0.1	2.2	(0.7)	(1.4)	6.7

Title loss provisions	71.5	96.5	91.1	106.3	81.3
% title operating revenues	3.9	5.1	4.8	5.6	4.7

Pretax income(1)	72.5	75.1	88.0	9.7	51.8
Net income (loss) attributable to Stewart	47.5	48.7	55.5	(6.2)	29.8
Cash provided by operations	84.2	108.1	123.0	80.5	64.0
Total assets	1,372.9	1,405.9	1,341.7	1,321.6	1,392.5
Notes payable and convertible senior notes	108.0	109.3	106.8	102.4	71.2
Stockholders’ equity	679.8	678.8	648.8	637.1	700.5

Per share data:
Diluted average shares outstanding (millions)	23.7	23.6	23.5	23.5	24.7
Basic earnings (loss) attributable to Stewart	2.02	2.08	1.86	(0.26)	1.31
Diluted earnings (loss) attributable to Stewart	2.01	2.06	1.85	(0.26)	1.24
Cash dividends	1.20	1.20	1.20	0.80	0.10
Stockholders’ equity	28.66	28.62	27.69	27.30	29.18
Market price:
High	47.37	48.03	48.60	44.01	37.87
Low	38.72	34.48	30.34	35.12	27.02
Year end	41.40	42.30	46.08	37.33	37.04
 (1) Pretax income figures are before noncontrolling interests.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
MANAGEMENT'S OVERVIEW

We reported net income attributable to Stewart of $11.4 million ($0.48 per diluted share) for the fourth quarter 2018, compared to net income attributable to Stewart of $15.1 million ($0.64 per diluted share) for the fourth quarter 2017. Pretax income before noncontrolling interests for the fourth quarter 2018 was $19.7 million compared to pretax income before noncontrolling interests of $17.5 million for the fourth quarter 2017.

Fourth quarter 2018 results included:

•	$3.0 million of third-party advisory expenses related to the FNF merger transaction included in other operating expenses within the ancillary services and corporate segment,

•
$4.0 million of net unrealized losses relating to changes in fair value of equity securities investments (which were being recorded to other comprehensive income prior to the adoption of a new accounting standard in 2018),

•	$1.2 million of litigation expense related to a 2013 lender services acquisition included in other operating expenses within the ancillary services and corporate segment,

•	$1.0 million of executive severance expenses included in employee costs within the title and ancillary services and corporate segments, and

•	$0.8 million of office closure costs included in other operating expenses within the title segment.

Fourth quarter 2017 results included:

•	$2.9 million of third party advisory expenses relating to the strategic alternatives review included in other operating expenses within the ancillary services and corporate segment,

•	$3.5 million of office closure costs (primarily lease termination and litigation expenses) included in other operating expenses within the title segment,

•	$1.0 million of acquisition integration expenses included in other operating expenses within the title segment,

•	$1.7 million of executive severance and retention expenses included in employee costs within the title and ancillary services and corporate segments, and

•	$6.6 million of net income tax benefits related to the effects of the Tax Cuts and Jobs Act (the 2017 Act), which was enacted in December 2017.

Summary results of the title segment are as follows ($ in millions, except pretax margin):

	For the Three Months Ended December 31,
	2018	2017	% Change

Total operating revenues	457.3	506.4	(10)%
Investment income and other net gains	0.7	8.2	(91)%
Pretax income	29.5	27.0	9%
Pretax margin	6.4%	5.2%

Title operating revenues in the fourth quarter 2018 decreased 10% compared to the prior year quarter as direct title and independent agency revenues decreased 7% and 12%, respectively. Included in investment income and other net gains were $4.0 million of net unrealized losses relating to changes in fair value of equity securities investments in the fourth quarter 2018, as compared to $3.3 million of net realized gains from the sale of investments available-for-sale in the fourth quarter 2017. The segment’s pretax income improved to $29.5 million in the fourth quarter 2018, compared to $27.0 million in the fourth quarter 2017, as a result of the lower overall title operating expenses offsetting the segment’s reduced revenues.

Included in the non-commercial domestic revenues for the fourth quarter are revenues from purchase transactions, which decreased $5.0 million, and centralized title operations (processing primarily refinancing and default title orders), which declined $5.7 million compared to the fourth quarter 2017. These declines were primarily due to the lower purchase and refinancing closed orders, which, in total, decreased 16% in the fourth quarter 2018 compared to the prior year quarter. Total fourth quarter 2018 commercial revenues decreased $5.9 million, or 8%, compared to the fourth quarter 2017. Fourth quarter 2018 commercial fee per file increased 3% to approximately $10,300 due to increased transaction sizes, while domestic residential fee per file increased 11% to approximately $2,300 as a result of the mix shift to more purchase transactions. Commercial and domestic residential fees per file for the full year 2018 increased to $8,600 (22%) and $2,200 (8%), respectively, compared to last year.

	For the Three Months Ended December 31,
	2018	2017	% Change
	($ in millions)
Non-commercial
Domestic	123.3	134.0	(8)%
International	21.4	21.0	2%
	144.7	155.0	(7)%
Commercial:
Domestic	59.5	59.1	1%
International	6.1	12.4	(51)%
	65.6	71.5	(8)%
Total direct title revenues	210.3	226.5	(7)%

Gross revenues from independent agency operations declined 12% in the fourth quarter 2018, as compared to last year’s quarter, primarily as a result of reductions in generally high agency volume states, which include New York, Texas, Florida and California. The independent agency remittance rate of 17.8% in the fourth quarter 2018 remained comparable to the prior year quarter.

Summary results of the ancillary services and corporate segment are as follows ($ in millions):

	For the Three Months Ended December 31,
	2018	2017	% Change

Total revenues	11.9	11.1	8%
Pretax loss	(9.8)	(9.6)	(2)%

Fourth quarter 2018 segment revenues improved 8% compared to the prior year quarter, primarily due to increased revenues from search services. Excluding the non-operating charges noted above for the segment, the fourth quarter 2018 pretax loss would have been $5.2 million, compared to $5.6 million in the prior year quarter. Additionally, the segment’s results for the fourth quarter 2018 and 2017 included approximately $5.5 million and $5.1 million, respectively, of net expenses attributable to parent company and corporate operations (excluding the non-operating charges).

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

Title loss reserves
Provisions for title losses, as a percentage of title operating revenues, were 3.9%, 5.1% and 4.8% for the years ended December 31, 2018, 2017 and 2016, respectively. Actual loss payment experience, including the impact of large losses, is the primary reason for increases or decreases in our loss provision. A 100 basis point change in the loss provisioning percentage, a reasonably likely scenario based on our historical loss experience, would have increased or decreased our provision for title losses and pretax operating results by approximately $18.4 million for the year ended December 31, 2018.

We consider our actual claims payments and incurred loss experience, including the frequency and severity of claims, compared to our actuarial estimates of claims payments and incurred losses in determining whether our overall loss experience has improved or worsened compared to prior periods. We also consider the impact of economic or market factors on particular policy years to determine whether the results of those policy years are indicative of future expectations. In addition, large claims, including large title losses due to independent agency defalcations, are analyzed and reserved for separately due to the potential higher dollar amount of loss, lower volume of claims reported and sporadic reporting of such claims. We evaluate the frequency and severity of large losses in determining whether our experience has improved or worsened. Our method for recording the reserves for title losses on both an interim and annual basis begins with the calculation of our current loss provision rate which is applied to our current premium revenues, resulting in a title loss expense for the period. This loss provision rate is set to provide for losses on current year policies and is primarily determined using moving average ratios of recent actual policy loss payment experience (net of recoveries) to premium revenues.

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

	2018	2017	2016
	($ in millions)
Provisions – Known Claims:
Current year	18.2	18.2	20.6
Prior policy years	61.6	59.3	64.8
	79.8	77.5	85.4
Provisions – IBNR
Current year	52.3	72.2	71.7
Prior policy years	1.0	6.1	(1.2)
	53.3	78.3	70.5
Transferred IBNR to Known Claims	(61.6)	(59.3)	(64.8)
Total provisions	71.5	96.5	91.1

In 2018, total known claims provisions increased to $79.8 million from $77.5 million in 2017, as a result of slightly higher reported claims relating to prior year policies. Total 2018 provisions - IBNR decreased by $25.0 million to $53.3 million compared to the prior year, primarily due to a lower provisioning rate related to current year policies and a $4.0 million prior policy year reserve reduction during the year, both influenced by our favorable claims experience. In 2017, total known claims provisions decreased to $77.5 million from $85.4 million in 2016, as a result of lower dollar amounts of claims reported to us relating to both current and prior year policies. Total provisions - IBNR increased in 2017 by $7.8 million to $78.3 million compared to 2016, principally due to a higher current year loss provisioning rate related to certain foreign operations and an unfavorable loss experience related to prior years' policies. As a percentage of title operating revenues, current year provisions - IBNR were 2.8%, 3.8% and 3.8% in 2018, 2017 and 2016, respectively.

In addition to title policy claims, we incur losses in our direct operations from escrow, closing and disbursement functions. These escrow losses typically relate to errors or other miscalculations of amounts to be paid at closing, including timing or amount of a mortgage payoff, payment of property or other taxes and payment of homeowners’ association fees. Escrow losses also arise in cases of fraud, and in those cases, the title insurer incurs the loss under its obligation to ensure that an unencumbered title is conveyed. Escrow losses are recognized as expense when discovered or when contingencies associated with them (such as litigation) are resolved and are typically paid less than 12 months after the loss is recognized. For the years ended December 31, 2018, 2017 and 2016, we accrued approximately $6.9 million, $5.0 million and $8.3 million, respectively, for policy loss reserves relating to escrow losses arising principally from mortgage fraud.

Large title losses due to independent agency defalcations typically occur when the independent agency misappropriates funds from escrow accounts under its control. Such losses are usually discovered when the independent agency fails to pay off an outstanding mortgage loan at closing (or immediately thereafter) from the proceeds of the new loan. These incurred losses are typically more severe in terms of dollar value compared with traditional title policy claims since the independent agency is often able, over time, to conceal misappropriation of escrow funds relating to more than one transaction through the constant volume of funds moving through its escrow accounts. In declining real estate markets, lower transaction volumes result in a lower incoming volume of funds, making it more difficult to cover up the misappropriation with incoming funds. Thus, when the defalcation is discovered, it often relates to several transactions. In addition, the overall decline in an independent agency’s revenues, profits and cash flows increases the agency’s incentive to improperly utilize the escrow funds from real estate transactions. For the three years ended December 31, 2018, our net title losses due to independent agency defalcations were immaterial.

Internal controls relating to independent agencies include, but are not limited to, periodic audits, site visits and reconciliations of policy inventories and premiums. The audits and site visits cover examination of the escrow account bank reconciliations and an examination of a sample of closed transactions. In some instances, the scope of our review is limited by attorney agencies that cite client confidentiality. Certain states have mandated annual reviews of agencies by their underwriter. We also determine whether our independent agencies have appropriate internal controls as defined by the American Land Title Association's best practices and us. However, even with adequate internal controls in place, their effectiveness can be circumvented by collusion or improper override of the controls by management at the independent agencies. To aid in the selection of independent agencies to review, we have developed an agency risk model that aggregates data from different areas to identify possible issues. This is not a guarantee that all independent agencies with deficiencies will be identified. In addition, we are typically not the only underwriter for which an independent agency issues policies, and independent agencies may not always provide complete financial records for our review.

Agency revenues
We recognize revenues on title insurance policies written by independent agencies when the policies are reported to us. In addition, where reasonable estimates can be made, we accrue for revenues on policies issued but not reported until after period end. We believe that reasonable estimates can be made when recent and consistent policy issuance information is available. Our estimates are based on historical reporting patterns and other information about our independent agencies. We also consider current trends in our direct operations and in the title industry. In this accrual, we are not estimating future transactions; we are estimating revenues on policies that have already been issued by independent agencies but not yet reported to or received by us. We have consistently followed the same basic method of estimating unreported policy revenues for more than 10 years.

Our accruals for revenues on unreported policies from independent agencies were not material to our consolidated financial statements as of December 31, 2018 and 2017. The differences between the amounts our independent agencies have subsequently reported to us compared to our estimated accruals are substantially offset by any differences arising from prior years’ accruals and have been immaterial relative to consolidated assets and stockholders’ equity during each of the three prior years. We believe our process provides the most reliable estimate of the unreported revenues on policies and appropriately reflects the trends in agency policy activity.
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

During 2018 and 2017, we concluded that the goodwill related to each of our reporting units was not impaired after performing our impairment analysis. We utilized the quantitative analysis in 2018, while we performed the qualitative assessment in 2017. Refer to Note 8 to our audited consolidated financial statements for details on goodwill.

Operations. Our primary business is title insurance and settlement-related services. We close transactions and issue title policies on homes, commercial and other real properties located in all 50 states, the District of Columbia and international markets through policy-issuing offices, independent agencies and centralized title services centers. Our ancillary services and corporate segment includes our parent holding company expenses and certain enterprise-wide overhead costs, along with our ancillary services operations, principally search and valuation services.

Factors affecting revenues. The principal factors that contribute to changes in operating revenues for our title and ancillary services and corporate segments include:

•	mortgage interest rates;

•	availability of mortgage loans;

•	number and average value of mortgage loan originations;

•	ability of potential purchasers to qualify for loans;

•	inventory of existing homes available for sale;

•	ratio of purchase transactions compared with refinance transactions;

•	ratio of closed orders to open orders;

•	home prices;

•	consumer confidence, including employment trends;

•	demand by buyers;

•	number of households;

•	premium rates;

•	foreign currency exchange rates;

•	market share;

•	ability to attract and retain highly productive sales executives and associates;

•	independent agency remittance rates;

•	opening of new offices and acquisitions;

•	number and value of commercial transactions, which typically yield higher premiums;

•	government or regulatory initiatives, including tax incentives and the implementation of the new integrated disclosure requirements;

•	acquisitions or divestitures of businesses;

•	volume of distressed property transactions; and

•	seasonality and/or weather.

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

Industry data. Published mortgage interest rates and other selected residential housing data for the years ended December 31, 2018, 2017 and 2016 are shown below (amounts shown for 2018 are preliminary and subject to revision). The amounts below may not relate directly to or provide accurate data for forecasting our operating revenues or order counts. Our statements on home sales, mortgage interest rates and loan activity are based on published industry data from sources including Fannie Mae, the National Association of Realtors®, the Mortgage Bankers Association and Freddie Mac.

	2018	2017	2016
Mortgage interest rates (30-year, fixed-rate) – %
Averages for the year	4.54	3.99	3.65
First quarter	4.27	4.17	3.74
Second quarter	4.54	3.99	3.59
Third quarter	4.57	3.89	3.45
Fourth quarter	4.78	3.92	3.81
Mortgage originations – $ billions	1,626	1,826	2,052
Refinancings – % of originations	28.4	35.6	48.7
New home sales – in millions	0.62	0.61	0.56
New home sales – median sales price in $ thousands	331.0	323.0	307.8
Existing home sales – in millions	5.34	5.51	5.45
Existing home sales – median sales price in $ thousands	259.1	247.2	233.8

Total mortgage originations in 2018 declined for the second consecutive year as refinancing lending decreased 29% in 2018 compared to 2017. However, Fannie Mae forecasts total mortgage originations to stabilize in 2019 with purchase lending expected to modestly increase 2%, offsetting the forecasted 8% further decline in refinancing lending. Compared to the prior year, 2018 new home sales remained flat, while 2018 existing home sales declined 3% influenced by higher mortgage interest rates and increased home prices. For the three years ended December 31, 2018, average monthly mortgage interest rates (30-year, fixed-rate) have risen from a low of 3.44% in July 2016 to a high of 4.87% in November 2018. For the year 2019, Fannie Mae projects the 30-year mortgage rate to average at 4.5%, comparable to 2018, and new and existing home sales volumes to remain similar to 2018 volumes.

RESULTS OF OPERATIONS

A comparison of our consolidated results of operations for 2018 to 2017 and 2017 to 2016 is discussed as follows. Factors contributing to fluctuations in our results of operations are presented in the order of their monetary significance, and we have quantified, when necessary, significant changes. Results from our ancillary services and corporate segment are included in year-to-year discussions and, when relevant, are discussed separately. Our employee costs and certain other operating expenses are sensitive to inflation.

Title revenues. Direct title revenue information is presented below:

	Year Ended December 31			% Change
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
	($ in millions)
Non-commercial
Domestic	520.8	551.8	606.4	(6)%	(9)%
International	87.4	96.9	92.5	(10)%	5%
	608.2	648.7	698.9	(6)%	(7)%
Commercial:
Domestic	200.5	186.5	176.4	8%	6%
International	24.5	27.2	19.0	(10)%	43%
	225.0	213.7	195.4	5%	9%
Total direct title revenues	833.2	862.4	894.3	(3)%	(4)%

Revenues from direct title operations in 2018 decreased $29.2 million, or 3%, compared to 2017, primarily as a result of lower non-commercial domestic and international revenues, which were partially offset by higher commercial revenues. Non-commercial domestic revenues include revenues from purchase transactions and centralized title operations (processing primarily refinancing and default title orders), which decreased 2% and 48%, respectively, primarily due to the lower purchase and refinancing orders. Total commercial revenues increased $11.3 million, or 5%, as influenced by our continued focus on delivering quality service and underwriting to our commercial customers. Total international revenues declined $12.2 million, or 10%, primarily due to lower transaction volumes from our Canada operations, partially offset by growth from our United Kingdom operations.

Revenues from direct title operations in 2017 decreased $31.9 million, or 4%, compared to 2016, primarily as a result of overall declines in refinancing and purchase transaction revenues, partially offset by higher commercial and international revenues. Revenues from purchase transactions and centralized title operations decreased 7% and 26%, respectively, primarily as a result of lower purchase and refinancing orders closed. Total commercial revenues improved $18.3 million, or 9%, primarily driven by a higher domestic commercial fee per file and increased input from our international operations. Total international revenues improved $12.6 million, or 11%, due to higher commercial revenues and transaction volume growth from our United Kingdom and Canada operations.

Closed and opened orders information is as follows:

	Year Ended December 31			% Change
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Opened Orders:
Commercial	32,303	42,871	46,553	(25)%	(8)%
Purchase	227,787	239,148	245,697	(5)%	(3)%
Refinance	83,231	98,990	147,205	(16)%	(33)%
Other	8,997	17,610	12,648	(49)%	39%
Total	352,318	398,619	452,103	(12)%	(12)%

Closed Orders:
Commercial	26,074	30,286	32,234	(14)%	(6)%
Purchase	171,219	184,532	192,303	(7)%	(4)%
Refinance	54,986	71,885	106,796	(24)%	(33)%
Other	8,567	12,523	16,594	(32)%	(25)%
Total	260,846	299,226	347,927	(13)%	(14)%

Gross revenues from independent agency operations declined $12.4 million, or 1%, in 2018 compared to 2017; while revenues increased $6.6 million, or approximately 1%, in 2017 compared to 2016. The 2018 gross revenue decrease was driven by decreases primarily in Massachusetts, Utah, Colorado, Michigan, California, Minnesota, and Georgia, partially offset by increases from Texas, Pennsylvania and Idaho. The 2017 gross revenue improvement was driven by increases, primarily from Michigan, California, Minnesota, Ohio, Colorado and Arizona, partially offset by declines in Massachusetts, Florida, Texas and New York. 2018 net agency revenues (net of agency retention) decreased $2.3 million, or 1%, compared to 2017, primarily due to lower gross agency revenues; while 2017 net agency revenues decreased $4.5 million, or 3%, compared to 2016, primarily due to the lower average agency remittance rate. Refer further to the "Retention by independent agencies" discussion under Expenses below.

Title revenues by geographic location. The approximate amounts and percentages of consolidated title operating revenues for the last three years were as follows:

	Amounts ($ millions)			Percentages
	2018	2017	2016	2018	2017	2016
Texas	340	328	362	19%	17%	19%
New York	224	226	226	12%	12%	12%
California	130	140	125	7%	8%	7%
International	119	131	116	6%	7%	6%
Florida	76	78	87	4%	4%	5%
All others	948	976	988	52%	52%	51%
	1,837	1,879	1,904	100%	100%	100%

Ancillary services revenues. Ancillary services revenues in 2018 decreased $5.1 million, or 9%, compared to 2017, as a result of lower revenues from valuation services due to decreased demand, partially offset by increased revenues from our search services business. Ancillary services revenues in 2017 decreased $28.4 million, or 34%, in 2017, compared to 2016, primarily due to our divestitures of the loan file review, quality control services and government services lines of business at the end of 2016.

Investment income. Investment income for 2018 slightly increased to $19.7 million from $18.9 million in 2017, primarily due to increased income on higher short-term investments and cash equivalents balances. Investment income for 2017 was $18.9 million, which was comparable to 2016. Refer to Note 6 to our audited consolidated financial statements for additional details.

Realized investment and other gains (loss) - net. In 2018, investments and other gains - net included $1.3 million of realized gains from sales of equity investments with no previously readily determinable fair values and $2.2 million of net unrealized investment losses on equity securities held at year-end. Refer to Notes 1-Q and 6 to our audited consolidated financial statements for additional details.

In 2017, investment and other gains - net included $3.2 million of net realized gains from the sale of securities investments, partially offset by $0.8 million of net realized loss due to an increase in the fair value of a contingent consideration liability related to a prior acquisition.

In 2016, investment and other losses - net included $3.4 million of realized loss related to the exit of a service offering, and $3.3 million of realized losses from sale of certain businesses within ancillary services operations, partially offset by $4.0 million of net realized gains from the sale of securities investments and $1.2 million of realized gain related to an exchange transaction of an equity investment with previously no readily determinable fair value.

Expenses. An analysis of expenses is shown below:

	Year Ended December 31			% Change
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
	($ in millions)

Amounts retained by independent agencies	827.0	837.1	826.0	(1)%	1%
As a % of agency revenues	82.4%	82.4%	81.8%

Employee costs	562.5	566.2	604.4	(1)%	(6)%
As a % of operating revenues	29.8%	29.3%	30.4%

Other operating expenses	345.3	351.5	364.0	(2)%	(3)%
As a % of operating revenues	18.3%	18.2%	18.3%

Title losses and related claims	71.5	96.5	91.1	(26)%	6%
As a % of title revenues	3.9%	5.1%	4.8%

Expense comparisons for the three years ended December 31, 2018 are influenced by the following net charges:

	2018	2017	2016
	($000 omitted)
Ancillary services and corporate segment:
FNF merger and strategic alternatives review expenses	12,673	2,868	—
Litigation-related accruals	1,200	—	3,599
Severance and retention expenses	354	1,095	—
Class B Common Stock exchange expenses	—	—	2,193
Shareholder activism and settlement charges	—	—	1,186
Accelerated depreciation from the exit of delinquent loan servicing activities	—	—	1,089
Cost Management Program and severance expenses	—	—	442
Total ancillary services and corporate segment	14,227	3,963	8,509
Title segment:
Office closures: early lease terminations and asset write-offs	750	3,178	—
Severance and retention expenses	635	595	—
Title365 acquisition and integration-related expenses	—	2,368	—
Litigation-related accruals	—	350	—
Prior policy reserve adjustments, net	—	—	(5,400)
Total title segment	1,385	6,491	(5,400)
Total charges	15,612	10,454	3,109

Retention by independent agencies. Amounts retained by independent agencies are based on agreements between the agencies and our title underwriters. Amounts retained by independent agencies, as a percentage of revenues generated by them, averaged 82.4%, 82.4% and 81.8% in 2018, 2017 and 2016, respectively. The increase of the agency retention rate in 2017 compared to 2016 was primarily due to decreased revenues in higher-remitting states and increased revenues in lower-remitting states during 2017. The average retention percentage may vary from year-to-year due to the geographical mix of agency operations, the volume of title revenues and, in some states, laws or regulations. Due to the variety of such laws or regulations, as well as competitive factors, the average retention rate can differ significantly from state to state. In addition, a high proportion of our independent agencies are in states with retention rates greater than 80%. We continue to focus on increasing profit margins in every state, increasing premium revenue in states where remittance rates are above 20%, and maintaining the quality of our agency network, which we believe to be the industry’s best, in order to mitigate claims risk and drive consistent future performance. While market share is important in our agency operations channel, it is not as important as margins, risk mitigation and profitability.

Selected cost ratios (by segment). The following table shows employee costs and other operating expenses as a percentage of related segment operating revenues for the years ended December 31:

	Employee Costs			Other Operating Expenses
	2018	2017	2016	2018	2017	2016
Title	29.0%	28.1%	28.3%	16.0%	16.6%	16.1%
Ancillary services and corporate	57.1%	67.6%	77.5%	101.5%	69.2%	67.9%

Employee costs. Consolidated employee costs in 2018 and 2017, compared to the respective prior years, decreased $3.7 million, or approximately 1%, and $38.2 million, or 6%, respectively, primarily as a result of the reduction of 7% and 8%, respectively, in average employee counts related to volume declines in our title and ancillary services operations, which were partially offset by additional employee costs from title office acquisitions in 2018 and 2017. As a percentage of total operating revenues, employee costs were 29.8%, 29.3% and 30.4% in 2018, 2017 and 2016, respectively. Our total employee counts at December 31, 2018, 2017 and 2016 were approximately 5,400, 6,000 and 6,400, respectively. Average cost per employee increased 7% in 2018, compared to 2017, primarily due to increased incentive compensation on higher commercial revenues, increased retention and severance expenses, annual salary increases and the lower average employee count largely due to employee terminations in direct title operations. The average cost per employee in 2017 increased 3%, compared to 2016, primarily as a result of increased incentive compensation on higher commercial revenues and annual salary increases.

Employee costs in the title segment increased $5.2 million, or 1%, in 2018 compared to 2017, primarily due to increased incentive compensation on higher commercial revenues, which was partially offset by reduced salaries resulting from lower average employee counts, principally in direct operations. Title segment employee costs decreased $10.3 million, or 2%, in 2017 compared to 2016, due to reduced salaries and incentive compensation as a result of reductions in the average number of employees, also primarily in direct operations.

The ancillary services and corporate segment's employee costs in 2018 and 2017 decreased $8.9 million, or 24%, and $27.9 million, or 42%, compared to 2017 and 2016, respectively, due to employee count reductions relating to volume declines and the 2016 disposition of several lines of business within ancillary services.

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

Consolidated other operating expenses decreased $6.2 million, or 2%, in 2018 compared to 2017 and also decreased $12.5 million, or 3%, in 2017 compared to 2016. As a percentage of total operating revenues, other operating costs were 18.3%, 18.2% and 18.3% in 2018, 2017 and 2016, respectively. In 2018, other operating expenses included $12.7 million of third-party advisory expenses related to the FNF merger transaction, $1.2 million of litigation expense related to a 2013 lender services acquisition and $0.8 million of office closure costs. In 2017, other operating expenses included $3.2 million of office closure costs, $2.9 million of third-party consulting fees related to the corporate strategic alternatives review, $2.4 million of Title365 acquisition integration expenses and $0.4 million of litigation expense. In 2016, other operating expenses included approximately $3.6 million for litigation-related accruals, $1.2 million of shareholder activism costs and $2.2 million of costs associated with the Class B common stock exchange agreement. Excluding the impact of these non-operating charges, other operating expenses, as a percentage of total operating revenues, would have been 17.5%, 17.7% and 18.0% in 2018, 2017 and 2016, respectively.

In 2018, excluding the charges listed above, costs fixed in nature decreased $2.4 million, or 2%, compared to 2017, primarily due to reduced professional and consulting fees and third-party outsourcing provider fees, partially offset by higher insurance expenses. Costs that follow, to varying degrees, changes in transaction volumes and revenues also decreased $9.8 million, or 6%, primarily due to lower cost of sales expenses and delivery fees in ancillary services as a result of lower ancillary services revenues, and lower attorney fee splits due to lower transaction volumes from our Canada operations. Excluding the non-operating litigation-related expenses and office closure costs, costs that fluctuate independently of revenues were comparable to the prior year.

In 2017, excluding the costs listed above, costs fixed in nature decreased $4.8 million, or 3%, compared to 2016, primarily due to reduced professional and consulting fees and insurance expense, partially offset by higher technology costs. Costs that follow, to varying degrees, changes in transaction volumes and revenues also decreased $8.3 million, or 5%, mainly due to lower bad debt expense and decreased outside search fees and cost of sales expenses in ancillary services as a result of lower ancillary services revenues. Excluding the non-operating litigation-related expenses and office closure costs, costs that fluctuate independently of revenues decreased $0.7 million, or 2%, primarily due to lower general supplies expenses.

Title losses. Provisions for title losses, as a percentage of title operating revenues, were 3.9%, 5.1% and 4.8% in 2018, 2017 and 2016, respectively. The title loss ratio in any given year can be significantly influenced by new large claims incurred as well as adjustments to reserves for existing large claims. We continue to manage and resolve large claims prudently and in keeping with our commitments to our policyholders.

For the year ended December 31, 2018, title losses decreased $25.0 million, or 26%, compared to 2017, primarily due to a lower provisioning rate related to current year policies and a $4.0 million prior policy year reserve reduction during the year, both influenced by our favorable claims experience.

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

Title losses paid were $82.7 million, $84.2 million and $92.0 million in 2018, 2017 and 2016, respectively. The lower cash claims paid in 2018 compared to 2017 was due to lower payments on non-large claims; while the decrease in cash claims paid in 2017 compared to 2016 was primarily due to lower payments on large claims relating to prior policy years. Claim payments made on large title claims, net of insurance recoveries, during 2018, 2017 and 2016 were $7.3 million, $7.3 million and $14.6 million, respectively.

Our liability for estimated title losses as of December 31, 2018 and 2017 comprises both known claims and our IBNR. Known claims reserves are reserves related to actual losses reported to us. Our reserve for known claims comprises both claims related to title insurance policies as well as losses arising from escrow closing and funding operations due to fraud or error (which are recognized as expense when discovered). The amount of the reserve represents the aggregate, non-discounted future payments (net of recoveries) that we expect to incur on policy and escrow losses and in costs to settle claims.

Total title policy loss reserve balances at December 31 were as follows:

	2018	2017
	($ in millions)
Known claims	66.9	69.8
IBNR	394.7	411.2
Total estimated title losses	461.6	481.0

Title claims are generally incurred within the first six years after policy issuance and the timing of payments on these claims can significantly impact the balance of known claims, since claims, in many cases, may be open for several years before resolution and payment occur. As a result, the estimate of ultimate amount to be paid on any claim may be modified over that time period. As of December 31, 2018 and 2017, our reserve balance was above the actuarial midpoint of total estimated policy loss reserves.

Depreciation and amortization. Depreciation and amortization expense in 2018 decreased $0.9 million, or 4%, compared to 2017, primarily due to a lower depreciation expense resulting from reduced purchases of property and equipment, which was partially offset by increased amortization of intangible assets from our 2018 and mid-2017 acquisitions. Depreciation and amortization expense in 2017 decreased $4.2 million, or 14%, compared to 2016, primarily due to lower amortization expense in 2017 as a result of the disposal of certain intangible assets in connection with the divestitures in ancillary services, as earlier discussed, and the higher depreciation expense recorded in 2016 resulting from accelerated depreciation charges relating to our exit from the delinquent loan servicing operations.

Income taxes. Our effective tax rates for 2018, 2017 and 2016 were 22.1%, 23.5% and 26.1%, respectively, based on income before taxes (after deducting noncontrolling interests) of $61.0 million, $63.6 million and $75.1 million, respectively. Our 2018 effective tax rate included $2.7 million of income tax net benefits primarily related to adjustments in connection with the final determination of the tax effects of the 2017 Act, previously unrecognized research and development tax credits and other 2017 return-to-provision and true-up adjustments.

In comparison, our 2017 effective tax rate included $8.8 million of income tax net benefits primarily related to the effects of the 2017 Act and previously unrecognized research and development tax credits. Our 2016 effective tax rate included $7.5 million of income tax net benefits primarily related to 2015 return-to-provision and true-up adjustments and previously unrecognized research and development tax credits.

Excluding the above income tax effects, our effective tax rates were 26.6%, 37.3% and 36.1% for 2018, 2017 and 2016, respectively. The lower effective tax rate in 2018 was primarily the result of the reduced corporate tax rate enacted as part of the 2017 Act, Refer to Note 7 to our audited consolidated financial statements for details on income taxes.

Contractual obligations. Our material contractual obligations at December 31, 2018 were:

	Payments due by period ($ millions)
	Within 1 year	Over 1 to 3 years	Over 3 to 5 years	More than 5 years	Total
Line of credit facility	—	—	99.0	—	99.0
Other notes payable	5.4	2.7	0.9	—	9.0
Operating leases	40.7	44.7	18.2	8.9	112.5
Estimated title losses	97.0	152.3	83.1	129.2	461.6
	143.1	199.7	201.2	138.1	682.1

Material contractual obligations consist primarily of amounts drawn on our line of credit facility, other notes payable, operating leases and estimated title losses. The timing above for payments of notes payable is based upon contractually stated payment terms of each debt agreement. Operating leases are primarily for office space and expire over the next eleven years. The timing shown above for the payments of estimated title losses is not set by contract. Rather, it is projected based on historical payment patterns. The actual timing of estimated title loss payments may vary materially from the above projection since claims, by their nature, are complex and paid over long periods of time. Refer to Notes 10, 11 and 16 to our audited consolidated financial statements for details.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources reflect our ability to generate cash flow to meet our obligations to shareholders, customers (payments to satisfy claims on title policies), vendors, employees, lenders and others. As of December 31, 2018, our cash and investments, including amounts reserved pursuant to statutory requirements, aggregated $851.0 million ($351.1 million, net of statutory reserves on cash and investments). Of our total cash and investments at December 31, 2018, $584.7 million ($281.4 million, net of statutory reserves) was held in the United States (U.S.) and the rest internationally, principally in Canada.

Cash and cash equivalents held at the parent company totaled $24.8 million at December 31, 2018. As a holding company, the parent company is funded principally by cash from its subsidiaries in the form of dividends, operating and other administrative expense reimbursements and pursuant to intercompany tax sharing agreements. The expense reimbursements are paid in accordance with management agreements, approved by the Texas Department of Insurance (TDI), among us and our subsidiaries. In addition to funding operating expenses, cash held at the parent company is used for dividend payments to common stockholders and for stock repurchases, if any. To the extent such uses exceed cash available, the parent company is dependent on distributions from its regulated title insurance underwriter, Stewart Title Guaranty Company (Guaranty).

A substantial majority of our consolidated cash and investments as of December 31, 2018 was held by Guaranty and its subsidiaries. The use and investment of these funds, dividends to the parent company, and cash transfers between Guaranty and its subsidiaries and the parent company are subject to certain legal and regulatory restrictions. In general, Guaranty may use its cash and investments in excess of its legally-mandated statutory premium reserve (established in accordance with requirements under Texas law) to fund its insurance operations, including claims payments. Guaranty may also, subject to certain limitations, provide funds to its subsidiaries (whose operations consist principally of field title offices and ancillary services operations) for their operating and debt service needs.

We maintain investments in accordance with certain statutory requirements in the states of domicile of our underwriters for the funding of statutory premium reserves. Statutory premium reserves are required to be fully funded and invested in high-quality securities and short-term investments. Statutory reserve funds are not available for current claim payments, which must be funded from current operating cash flow. Included within investments in debt and equity securities are statutory reserve funds of approximately $462.2 million and $490.8 million at December 31, 2018 and 2017, respectively. In addition, included within cash and cash equivalents are statutory reserve funds of approximately $37.7 million and $14.2 million at December 31, 2018 and 2017, respectively. Although these cash statutory reserve funds are not restricted or segregated in depository accounts, they are required to be held pursuant to state statutes. If the Company fails to maintain minimum investments or cash and cash equivalents sufficient to meet statutory requirements, the Company may be subject to fines or other penalties, including potential revocation of its business license. As of December 31, 2018, our known claims reserve totaled $66.9 million and our estimate of claims that may be reported in the future, under generally accepted accounting principles, totaled $394.7 million. In addition to this, we had cash and investments (excluding equity method investments) of $266.1 million which are available for underwriter operations, including claims payments.

The ability of Guaranty to pay dividends to its parent is governed by Texas insurance law. The TDI must be notified of any dividend declared, and any dividend in excess of the statutory maximum of 20% of surplus (which was approximately $115.0 million as of December 31, 2018) would be, by regulation, considered extraordinary and subject to pre-approval by the TDI. Also, the Texas Insurance Commissioner may raise an objection to a planned distribution during the notification period. Guaranty’s actual ability or intent to pay dividends to its parent may be constrained by business and regulatory considerations, such as the impact of dividends on surplus and the liquidity ratio, which could affect its ratings and competitive position, the amount of insurance it can write and its ability to pay future dividends. As of December 31, 2018, our liquidity ratio for our principal underwriter was 109% based on its statutory balance sheet. The liquidity ratio is calculated using Guaranty's total cash and investments divided over its total liabilities. Our internal objective is to maintain a ratio of at least 100%, as we believe that ratio is crucial to our competitiveness in the market and our insurer financial strength ratings. On an ongoing basis, this ratio will largely guide our decisions as to frequency and magnitude of dividends from Guaranty to the parent company. Further, depending on business and regulatory conditions, we may in the future need to retain cash in Guaranty or even raise cash in the capital markets to contribute to it in order to maintain its ratings or statutory capital position. Such a requirement could be the result of investment losses, reserve charges, adverse economic environment operating conditions or changes in interpretation of statutory accounting requirements by regulators. Guaranty paid dividends of $25.0 million and $20.0 million to its parent during 2018 and 2017, respectively.

As the parent company conducts no operations apart from its wholly-owned subsidiaries, the discussion below focuses on consolidated cash flows.

	2018	2017	2016
	($ millions)
Net cash provided by operating activities	84.2	108.1	123.0
Net cash provided (used) by investing activities	9.4	(103.0)	(56.8)
Net cash used by financing activities	(47.8)	(43.6)	(59.3)

Operating activities. Our principal sources of cash from operations are premiums on title policies and revenue from title service-related transactions, ancillary services and other operations. Our independent agencies remit cash to us net of their contractual retention. Our principal cash expenditures for operations are employee costs, operating costs and title claims payments.

Cash provided by operations in 2018 decreased by approximately $23.9 million compared to 2017, primarily due to higher payments on accounts payable, lower collection on accounts receivable and lower 2018 net income, partially offset by lower payments on claims. Cash provided by operations in 2017 decreased by approximately $14.9 million compared to 2016, primarily as a result of the lower 2017 net income and lower collections on accounts receivable, partially offset by lower payments on claims.

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
Investing activities. Cash provided or used by investing activities was primarily driven by purchases of investments, capital expenditures and acquisition of subsidiaries, offset by proceeds from matured and sold investments. During 2018, 2017 and 2016, total proceeds from securities investments sold and matured aggregated $79.1 million, $110.9 million and $108.2 million, respectively, while cash used for purchases of securities investments approximated $43.1 million, $179.7 million and $166.4 million, respectively. The lower purchases and sales of securities investments in 2018, compared to 2017 and 2016, was primarily the result of the rising interest rate environment in 2018. We continued to position the portfolio to reduce interest rate risk, which resulted in fewer opportunistic trades. As bonds matured, we generally moved to cash equivalents and short term investments, where interest rates are attractive in the current markets, on a risk adjusted basis.

During 2018 and 2017, we used $19.0 million and $17.8 million, respectively, of cash for acquisitions of new title offices, while cash used for purchases of property and equipment during 2018, 2017 and 2016 amounted to $10.7 million, $16.4 million and $18.2 million, respectively. We maintain investment in capital expenditures at a level that enables us to implement technologies for increasing our operational and back-office efficiencies and to pursue growth in key markets.

Financing activities and capital resources. Total debt and stockholders’ equity were $108.0 million and $679.8 million, respectively, as of December 31, 2018. Of the total notes payable activity during 2018, 2017 and 2016, proceeds of $14.5 million, $40.4 million and $37.8 million, respectively, and payments of $16.3 million, $42.7 million and $31.2 million, respectively, were related to short-term loan agreements in connection with our Section 1031 tax-deferred property exchange business. During 2017 and 2016, we drew $16.0 million and $20.0 million, respectively, from our unsecured line of credit facility, which had a total commitment of $125.0 million, and repaid $10.0 million and $25.1 million, respectively, on the line of credit facility. During 2018, we increased the line of credit facility to $150.0 million - refer to Note 10 to our audited consolidated financial statements for details.

As of December 31, 2018, the outstanding balance on the line of credit facility was $98.9 million, while the remaining balance of the line of credit available for use was $48.6 million, net of an unused $2.5 million letter of credit. Our debt-to-equity ratio at December 31, 2018, excluding our Section 1031 notes, was approximately 15.5%, below the 20% we have set as our unofficial internal limit on leverage.

During each of 2018, 2017 and 2016, we paid total dividends of $1.20 per common share, which aggregated $28.3 million, $28.1 million and $27.8 million, respectively. Additionally in 2016, we paid $12.0 million in cash as part of the consideration in exchange for the retirement of the outstanding Class B Common Stock shares in relation to the Class B Exchange Agreement approved by our stockholders (refer to Note 12 to our audited consolidated financial statements for details).

There were no stock repurchases during the three years ended December 31, 2018, except for repurchases of approximately 28,600 shares (aggregate purchase price of approximately $1.2 million) in 2018, 17,300 shares (aggregate purchase price of approximately $0.7 million) in 2017 and 22,800 shares (aggregate purchase price of approximately $1.1 million) in 2016 related to the statutory income tax withholding on the vesting of restricted share grants to executives and senior management.

Effect of changes in foreign currency rates. The effect of changes in foreign currency rates on the consolidated statements of cash flows was a net (decrease) increase in cash and cash equivalents of $(3.8) million, $2.9 million and $(0.1) million in 2018, 2017 and 2016, respectively. Our principal foreign operating unit is in Canada, and, on average, the value of the Canadian dollar relative to the U.S. dollar declined during 2018 and 2016 and appreciated during 2017.

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

Other comprehensive (loss) income. Unrealized gains and losses on available-for-sale securities investments and changes in foreign currency exchange rates are reported net of deferred taxes in accumulated other comprehensive (loss) income, a component of stockholders’ equity, until realized. Beginning in 2018, only fair value changes on available-for-sale debt securities investments are recorded as part of other comprehensive income; while fair value changes on equity securities investments are recognized in net income as part of investment and other gains (losses). Refer to Notes 1-Q and 6 to our audited consolidated financial statements for details.

In 2018, net unrealized investment losses of $9.8 million, net of taxes, which increased our other comprehensive loss, were primarily related to temporary decreases in fair values of corporate bond securities investments driven by increases in the overall rate environment. Our net unrealized investment losses were consistent with the approximately 40 basis points increase of the five-year U.S. treasury yield, along with the approximately 40 basis points increase of applicable credit spreads on our investments in 2018. Also in 2018, we recorded foreign currency translation losses which increased our other comprehensive loss by $10.5 million, net of taxes, which was primarily driven by declines in the value of the Canadian dollar and United Kingdom pound against the U.S. dollar in 2018.

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

Forward-looking statements. Certain statements in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to future, not past, events and often address our expected future business and financial performance.  These statements often contain words such as "expect," "anticipate," "intend," "plan," "believe," "seek," "will," "foresee" or other similar words. Forward-looking statements by their nature are subject to various risks and uncertainties that could cause our actual results to be materially different than those expressed in the forward-looking statements. These risks and uncertainties include, among other things, the challenging economic conditions; adverse changes in the level of real estate activity; changes in mortgage interest rates, existing and new home sales, and availability of mortgage financing; our ability to respond to and implement technology changes, including the completion of the implementation of our enterprise systems; the impact of unanticipated title losses or the need to strengthen our policy loss reserves; any effect of title losses on our cash flows and financial condition; the ability to attract and retain highly productive sales associates; the impact of vetting our agency operations for quality and profitability; independent agency remittance rates; changes to the participants in the secondary mortgage market and the rate of refinancing that affects the demand for title insurance products; regulatory non-compliance, fraud or defalcations by our title insurance independent agencies or employees; our ability to timely and cost-effectively respond to significant industry changes and introduce new products and services; the outcome of pending litigation; the impact of changes in governmental and insurance regulations, including any future reductions in the pricing of title insurance products and services; our dependence on our operating subsidiaries as a source of cash flow; the continued realization of expense savings from our cost management program; our ability to successfully integrate acquired businesses; our ability to access the equity and debt financing markets when and if needed; our ability to grow our international operations; seasonality and weather; and our ability to respond to the actions of our competitors. We expressly disclaim any obligation to update, amend or clarify any forward-looking statements contained in this report to reflect events or circumstances that may arise after the date hereof, except as may be required by applicable law.

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

The material market risk in our investments in financial instruments is related to our debt securities portfolio. We invest primarily in municipal, corporate, foreign and U.S. Government debt securities. Our investments in equity securities represent approximately only 5% of our total securities investments. However, as a result of our adoption of the new accounting standard relating to financial instruments on January 1, 2018, fair value changes relating to equity securities are recognized in the statement of income; fair value changes relating to debt securities are still included within stockholders' equity (refer to Notes 1-Q, 4 and 6 to our audited consolidated financial statements). We do not invest in financial instruments of a derivative or hedging nature.

We have established policies and procedures to minimize our exposure to changes in the fair values of our investments. These policies include retaining an investment advisory firm, an emphasis upon credit quality, management of portfolio duration, maintaining or increasing investment income through high coupon rates and actively managing our risk profile and security mix depending upon market conditions. We have classified all of our debt securities investments as available-for-sale.

Investments in debt securities at December 31, 2018 mature, according to their contractual terms, as follows (actual maturities may differ because of call or prepayment rights):

	Amortized costs	Fair values
	($ thousands)
In one year or less	46,280	46,271
After one year through two years	73,509	72,893
After two years through three years	94,050	93,839
After three years through four years	101,291	100,553
After four years through five years	76,176	74,691
After five years	217,380	213,773
	608,686	602,020

We believe our investment portfolios are diversified and do not expect any material loss to result from the failure to perform by issuers of the debt securities we hold. Our investments are not collateralized. Foreign debt securities primarily include Canadian government and corporate bonds with aggregate fair values of $171.2 million and $198.7 million as of December 31, 2018 and 2017, respectively. Also included in foreign debt securities are United Kingdom treasury and corporate bonds with aggregate fair values of $23.0 million and $24.5 million as of December 31, 2018 and 2017, respectively.

Based on our foreign debt securities portfolio and foreign currency exchange rates at December 31, 2018, a 100 basis-point increase (decrease) in foreign currency exchange rates would result in an increase (decrease) of approximately $1.9 million in the fair value of our foreign debt securities portfolio. We do not currently employ hedging strategies with respect to foreign currency risk as we do not consider this risk as material to the Company. In addition, our international businesses conduct substantially all of their operations in their respective local currencies. Changes in foreign currency exchange rates may affect the fair value of the debt securities portfolio and may result in unrealized gains or losses.

Based on our debt securities portfolio and interest rates at December 31, 2018, a 100 basis-point increase (decrease) in interest rates would result in a decrease (increase) of approximately $24.4 million, or 4.0%, in the fair value of our portfolio. Changes in interest rates may affect the fair value of the debt securities portfolio and may result in unrealized gains or losses.

Unrealized gains or losses on investments from changes in foreign currency exchange rates or interest rates would only be realized upon the sale of such investments. Fair value changes relating to equity securities and other-than-temporary declines in fair values of debt securities are charged to operations.

Item 8. Financial Statements and Supplementary Data

The information required to be provided in this item is included in our audited consolidated financial statements, including the Notes thereto, beginning on page F-1 of this report, and such information is incorporated in this report by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Our principal executive officer and principal financial officer are responsible for establishing and maintaining disclosure controls and procedures. They evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2018 and have concluded that, as of such date, our disclosure controls and procedures are adequate and effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) and 15d-15(f)). Our internal control over financial reporting is a process, under the supervision of our principal executive officer and principal financial officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this assessment, management believes that, as of December 31, 2018, our internal control over financial reporting is effective based on those criteria.

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

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As a result, no corrective actions were required or undertaken.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding our directors and management team will be included in our proxy statement for our 2019 Annual Meeting of Stockholders (Proxy Statement), to be filed within 120 days after December 31, 2018, and is incorporated in this report by reference.

Our Board of Directors and Management Team as of February 28, 2019 are:

Board of Directors:
Thomas G. Apel	Chairman of the Board of the Company and CEO of VLN, Inc.
Arnaud Ajdler	Managing Partner of Engine Capital LP
Clifford Allen Bradley, Jr.	Former Chairman of the board and CEO of Amerisafe, Inc.
James Chadwick	Director of Ancora Advisors LLC
Glenn C. Christenson	Managing Director of Velstand Investments, LLC
Robert L. Clarke	Of Counsel, Bracewell LLP
Frederick H. Eppinger	Director of Centene Corp. and former President and CEO of The Hanover Insurance Group, Inc.
Matthew W. Morris	Chief Executive Officer of Stewart

Management Team:
Matthew W. Morris	Chief Executive Officer
John L. Killea	President, Chief Legal Officer and Chief Compliance Officer
David C. Hisey	Chief Financial Officer, Secretary and Treasurer
John Magness	Chief Corporate Development Officer
Brad Rable	Chief Information Officer
Ann Manal	Chief Human Resources Officer
Tara Smith	Group President
Steve Lessack	Group President

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

(b)	Exhibits

Exhibits required to be filed by Item 601 of Regulation S-K are listed below.

Exhibit

2.1	—
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

4.3	—
Amended and Restated Credit Agreement, dated effective as of November 9, 2018, among the Company, the guarantors named therein, Compass Bank, as administrative agent, and the lenders party thereto. (incorporated by reference in this report from Exhibit 10.1 of the Current Report on Form 8-K filed on November 13, 2018)

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

Exhibit

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

10.12 †	—
Addendum, entered into as of March 30, 2017 and effective as of January 1, 2017, to Employment Agreement entered into as of March 31, 2016 and effective as of January 1, 2016, by and between the Registrant and Matthew W. Morris (incorporated by reference in this report from Exhibit 10.1 of the Current Report on Form 8-K filed March 31, 2017)

10.13 †	—
Addendum, entered into as of March 30, 2017 and effective as of January 1, 2017, to the Amended and Restated Employment Agreement entered into as of January 1, 2016 and effective as of January 1, 2016, by and between the Registrant and David A. Fauth (incorporated by reference in this report from Exhibit 10.4 of the Current Report on Form 8-K filed March 31, 2017)

10.14 †
Employment Agreement entered into and effective as of September 1, 2017, by and between the Registrant and David C. Hisey (incorporated by reference in this report from Exhibit 10.1 of the Quarterly Report on Form 10-Q filed November 7, 2017)

10.15 †
Amended and Restated Employment Agreement entered into as of November 21, 2017 and effective as of November 6, 2017, by and between the Registrant and John L. Killea (incorporated by reference in this report from Exhibit 10.18 of the Annual Report on Form 10-K filed February 28, 2018)

10.16 †	—
Bonus Recovery and Authorization For Payroll Deduction Agreement, effective December 29, 2017, by and between the Registrant and Matthew W. Morris (incorporated by reference in this report from Exhibit 10.19 of the Annual Report on Form 10-K filed February 28, 2018)

10.17 †	—
Bonus Recovery and Authorization For Payroll Deduction Agreement, effective December 29, 2017, by and between the Registrant and David C. Hisey (incorporated by reference in this report from Exhibit 10.20 of the Annual Report on Form 10-K filed February 28, 2018)

10.18 †	—
Registration Rights Agreement, dated as of April 27, 2016, by and among the Registrant and the Class B Common Stockholders (incorporated by reference in this report from Exhibit 10.1 of the Current Report on Form 8-K filed April 28, 2016)

Exhibit

10.19 †*	—	Retention Bonus Recovery and Authorization For Payroll Deduction Agreement, effective December 28, 2018, by and between the Registrant and Matthew W. Morris.

10.20 †*	—	Retention Bonus Recovery and Authorization For Payroll Deduction Agreement, effective December 27, 2018, by and between the Registrant and John L. Killea.

10.21 †*	—	Retention Bonus Recovery and Authorization For Payroll Deduction Agreement, effective December 28, 2018, by and between the Registrant and David C. Hisey.

10.22 †*	—	Retention Bonus Recovery and Authorization For Payroll Deduction Agreement, effective December 27, 2018, by and between the Registrant and David A. Fauth.

14.1	—
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

Item 16. Form 10-K Summary

None.

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
Brian K. Glaze, Controller and Principal Accounting Officer

Date: February 28, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on our behalf on February 28, 2019 by the following Directors:

/s/ Thomas G. Apel	/s/ James Chadwick	/s/ Frederick H. Eppinger
(Thomas G. Apel)	(James Chadwick)	(Frederick H. Eppinger)

/s/ Arnaud Ajdler	/s/ Glenn C. Christenson	/s/ Matthew W. Morris
(Arnaud Ajdler)	(Glenn C. Christenson)	(Matthew W. Morris)

/s/ Clifford Allen Bradley Jr.	/s/ Robert L. Clarke
(Clifford Allen Bradley)	(Robert L. Clarke)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Stewart Information Services Corporation:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Stewart Information Services Corporation and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income and comprehensive income, cash flows, and equity for each of the years in the three‑year period ended December 31, 2018, the related notes and financial statement schedules I to II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Houston, Texas
February 28, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Stewart Information Services Corporation:

Opinion on Internal Control Over Financial Reporting
We have audited Stewart Information Services Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of income and comprehensive income, cash flows, and equity for each of the years in the three-year period ended December 31, 2018, the related notes, and financial statement schedules I to II (collectively, the consolidated financial statements), and our report dated February 28, 2019 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Houston, Texas
February 28, 2019

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2018	2017	2016
	($000 omitted, except per share)
Revenues
Title insurance:
Direct operations	833,200	862,392	894,313
Agency operations	1,003,959	1,016,356	1,009,797
Ancillary services	50,723	55,837	84,271
Operating revenues	1,887,882	1,934,585	1,988,381
Investment income	19,737	18,932	18,925
Investment and other gains (losses) – net	53	2,207	(666)
	1,907,672	1,955,724	2,006,640
Expenses
Amounts retained by independent agencies	827,046	837,100	826,022
Employee costs	562,469	566,178	604,353
Other operating expenses	345,307	351,511	363,986
Title losses and related claims	71,514	96,532	91,147
Depreciation and amortization	24,932	25,878	30,044
Interest	3,875	3,458	3,062
	1,835,143	1,880,657	1,918,614
Income before taxes and noncontrolling interests	72,529	75,067	88,026
Income tax expense	13,507	14,921	19,605
Net income	59,022	60,146	68,421
Less net income attributable to noncontrolling interests	11,499	11,487	12,943
Net income attributable to Stewart	47,523	48,659	55,478

Net income	59,022	60,146	68,421
Other comprehensive (loss) income, net of taxes:
Foreign currency translation adjustments	(10,488)	8,354	(3,367)
Change in unrealized net gains on investments	(8,922)	1,766	354
Reclassification adjustment for net gains included in net income	(922)	(2,086)	(1,911)
Other comprehensive (loss) income, net of taxes	(20,332)	8,034	(4,924)
Comprehensive income	38,690	68,180	63,497
Less comprehensive income attributable to noncontrolling interests	11,499	11,487	12,943
Comprehensive income attributable to Stewart	27,191	56,693	50,554

Basic average shares outstanding (000)	23,543	23,445	23,364
Basic earnings per share attributable to Stewart	2.02	2.08	1.86
Diluted average shares outstanding (000)	23,685	23,597	23,472
Diluted earnings per share attributable to Stewart	2.01	2.06	1.85
See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2018	2017
	($000 omitted)
Assets
Cash and cash equivalents	192,067	150,079
Short-term investments	22,950	24,463
Investments in debt and equity securities, at fair value:
Statutory reserve funds	462,229	490,824
Other	173,788	218,531
	636,017	709,355
Receivables:
Premiums from agencies	29,032	27,903
Trade and other	43,568	51,299
Income taxes	489	1,267
Notes	2,987	3,203
Allowance for uncollectible amounts	(4,614)	(5,156)
	71,462	78,516
Property and equipment, at cost:
Land	3,991	3,991
Buildings	22,968	22,849
Furniture and equipment	216,498	226,461
Accumulated depreciation	(182,663)	(186,279)
	60,794	67,022
Title plants, at cost	74,737	74,237
Investments in investees, on an equity method basis	8,590	9,202
Goodwill	248,890	231,428
Intangible assets, net of amortization	9,727	9,734
Deferred tax assets, net	4,575	4,186
Other assets	43,121	47,664
	1,372,930	1,405,886
Liabilities
Notes payable	108,036	109,312
Accounts payable and accrued liabilities	109,283	117,740
Estimated title losses	461,560	480,990
Deferred tax liabilities, net	14,214	19,034
	693,093	727,076
Contingent liabilities and commitments
Stockholders’ equity
Common Stock – $1 par, authorized 50,000,000; issued 24,071,508 and 24,071,683; outstanding 23,719,347 and 23,719,522, respectively	24,072	24,072
Additional paid-in capital	162,642	159,954
Retained earnings	514,248	491,698
Accumulated other comprehensive (loss) income:
Foreign currency translation adjustments	(19,505)	(8,373)
Net unrealized gains on investments available-for-sale	(5,266)	7,526
Treasury stock – 352,161 common shares, at cost, for 2018 and 2017	(2,666)	(2,666)
Total stockholders’ equity attributable to Stewart	673,525	672,211
Noncontrolling interests	6,312	6,599
Total stockholders’ equity	679,837	678,810
	1,372,930	1,405,886
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2018	2017	2016
	($000 omitted)
Reconciliation of net income to cash provided by operating activities:
Net income	59,022	60,146	68,421
Add (deduct):
Depreciation and amortization	24,932	25,878	30,044
Provision for bad debt	519	207	3,349
Investment and other (gains) losses – net	(53)	(2,207)	666
Amortization of net premium on debt securities investments	6,083	6,806	7,215
Payments for title losses (in excess of) less than provisions	(11,192)	13,694	(1,056)
Adjustments for insurance recoveries of title losses	1,039	(654)	(173)
Decrease (increase) in receivables – net	5,280	(7,667)	7,759
Decrease (increase) in other assets – net	4,469	(4,512)	391
(Decrease) increase in payables and accrued liabilities – net	(12,002)	1,933	(3,888)
Change in net deferred income taxes	256	8,328	7,446
Net income from equity investees	(1,940)	(2,163)	(2,834)
Dividends received from equity investees	2,551	2,493	2,640
Stock-based compensation expense	4,809	5,303	2,982
Other – net	404	483	—
Cash provided by operating activities	84,177	108,068	122,962
Investing activities:
Proceeds from sales of investments in securities	49,442	76,942	81,091
Proceeds from matured investments in debt securities	29,631	33,912	27,125
Purchases of investments in securities	(43,057)	(179,732)	(166,444)
Net sales (purchases) of short-term investments	392	(1,362)	17,468
Purchases of property and equipment, title plants and real estate	(10,675)	(16,396)	(18,155)
Proceeds from the sale of land, buildings, property and equipment, and real estate	82	502	692
Net cash (paid for acquisition) received from disposal of subsidiaries and other assets	(18,739)	(17,359)	1,268
Other – net	2,303	458	181
Cash provided (used) by investing activities	9,379	(103,035)	(56,774)
Financing activities:
Proceeds from notes payable	14,530	56,493	57,758
Payments on notes payable	(20,118)	(56,467)	(60,339)
Purchase of remaining interest of consolidated subsidiaries	(1,101)	(1,810)	(991)
Cash dividends paid	(28,263)	(28,135)	(27,840)
Cash paid on Class B Common Shares conversion	—	—	(12,000)
Distributions to noncontrolling interests	(11,631)	(11,651)	(12,961)
Repurchases of Common Stock	(1,175)	(727)	(1,053)
Payment of contingent consideration related to an acquisition	—	(1,298)	(2,002)
Other - net	—	—	86
Cash used by financing activities	(47,758)	(43,595)	(59,342)
Effects of changes in foreign currency exchange rates	(3,810)	2,869	(141)
Increase (decrease) in cash and cash equivalents	41,988	(35,693)	6,705
Cash and cash equivalents at beginning of year	150,079	185,772	179,067
Cash and cash equivalents at end of year	192,067	150,079	185,772

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2018	2017	2016
	($000 omitted)
Supplemental information:
Net changes in financial statement amounts due to purchase and disposal of subsidiaries and other assets:
Goodwill acquired (disposed)	17,462	14,334	(628)
Intangible assets acquired (disposed)	4,570	2,598	(1,730)
Receivables and other assets acquired (disposed)	1,209	(60)	(1,272)
Liabilities (recognized) disposed	(4,294)	327	(499)
Net realized (gains) losses on the transactions	(208)	160	2,861
Net cash paid for acquisition (received from disposal) of subsidiaries and other assets	18,739	17,359	(1,268)
Assets purchased through capital lease obligations	4,312	2,477	6,990
Income taxes – net paid (refunded)	12,854	(1,642)	15,265
Interest paid	4,214	3,466	3,020
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF EQUITY

	Common and Class B Common Stock ($1 par value) (Note 12)	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained Earnings	Treasury stock	Noncontrolling interests	Total
	($000 omitted)
Balances at January 1, 2016	23,693	156,692	(3,957)	455,519	(2,666)	7,847	637,128
Cumulative effect adjustment on adoption of ASU 2016-09 (Note 12)	—	(631)	—	631	—	—	—
Net loss attributable to Stewart	—	—	—	55,478	—	—	55,478
Dividends on Common Stock ($1.20 per share)	—	—	—	(27,840)	—	—	(27,840)
Cash paid on Class B Common Shares conversion	—	—	—	(12,000)	—	—	(12,000)
Stock bonuses and other (including tax effects)	110	2,872	—	—	—	—	2,982
Exercise of stock options	3	83	—	—	—	—	86
Stock repurchases	(23)	(1,030)	—	—	—	—	(1,053)
Purchase of remaining interest of consolidated subsidiary	—	(810)	—	—	—	(181)	(991)
Net change in unrealized gains and losses on investments (net of tax)	—	—	354	—	—	—	354
Net realized gain reclassification (net of tax)	—	—	(1,911)	—	—	—	(1,911)
Foreign currency translation (net of tax)	—	—	(3,367)	—	—	—	(3,367)
Net income attributable to noncontrolling interests	—	—	—	—	—	12,943	12,943
Distributions to noncontrolling interests	—	—	—	—	—	(12,961)	(12,961)
Balances at December 31, 2016	23,783	157,176	(8,881)	471,788	(2,666)	7,648	648,848
Net income attributable to Stewart	—	—	—	48,659	—	—	48,659
Dividends on Common Stock ($1.20 per share)	—	—	—	(28,749)	—	—	(28,749)
Stock bonuses and other (including tax effects)	306	4,997	—	—	—	—	5,303
Stock repurchases	(17)	(710)	—	—	—	—	(727)
Purchase of remaining interest of consolidated subsidiary	—	(1,509)	—	—	—	(301)	(1,810)
Net change in unrealized gains and losses on investments (net of tax)	—	—	1,766	—	—	—	1,766
Net realized gain reclassification (net of tax)	—	—	(2,086)	—	—	—	(2,086)
Foreign currency translation (net of tax)	—	—	8,354	—	—	—	8,354
Net income attributable to noncontrolling interests	—	—	—	—	—	11,487	11,487
Distributions to noncontrolling interests	—	—	—	—	—	(11,651)	(11,651)
Net effect of changes in ownership and other	—	—	—	—	—	(584)	(584)
Balances at December 31, 2017	24,072	159,954	(847)	491,698	(2,666)	6,599	678,810
Cumulative effect adjustments on adoption of new accounting standards (Notes 12 and 1-Q)	—	—	(3,592)	3,592	—	—	—
Net income attributable to Stewart	—	—	—	47,523	—	—	47,523
Dividends on Common Stock ($1.20 per share)	—	—	—	(28,565)	—	—	(28,565)
Stock bonuses and other (including tax effects)	29	4,780	—	—	—	—	4,809
Stock repurchases	(29)	(1,146)	—	—	—	—	(1,175)
Purchase of remaining interest of consolidated subsidiary	—	(946)	—	—	—	(155)	(1,101)
Net change in unrealized gains and losses on investments (net of tax)	—	—	(8,922)	—	—	—	(8,922)
Net realized gain reclassification (net of tax)	—	—	(922)	—	—	—	(922)
Foreign currency translation (net of tax)	—	—	(10,488)	—	—	—	(10,488)
Net income attributable to noncontrolling interests	—	—	—	—	—	11,499	11,499
Distributions to noncontrolling interests	—	—	—	—	—	(11,631)	(11,631)
Balances at December 31, 2018	24,072	162,642	(24,771)	514,248	(2,666)	6,312	679,837
See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Years Ended December 31, 2018

NOTE 1

General. Stewart Information Services Corporation, through its subsidiaries (collectively, the Company), is primarily engaged in the business of providing title insurance and real estate transaction related services. The Company is a global real estate services company, offering products and services through its directly owned policy-issuing offices, network of independent agencies and other businesses within the Company. The Company provides its products and services to homebuyers and sellers; residential and commercial real estate professionals; mortgage lenders and servicers; title agencies and real estate attorneys; and home builders. The Company also provides services to large mortgage lenders and servicers, mortgage brokers and mortgage investors which are primarily related to search and valuation services (referred to as ancillary services operations). The Company operates in the United States (U.S.) and internationally, primarily in Canada, the United Kingdom, Australia and Central Europe. Approximately 48% of consolidated title revenues for the year ended December 31, 2018 were generated in Texas, New York, California, Florida and international markets (principally Canada).

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

C. Statutory accounting. Stewart Title Guaranty Company (Guaranty) and other title insurance underwriters owned by the Company prepare financial statements in accordance with statutory accounting practices prescribed or permitted by regulatory authorities. In conforming the statutory financial statements to GAAP, statutory premium reserves and reserves for known title losses are eliminated and, in substitution, amounts are established for estimated title losses (Note 1-E), for which the net effect, after providing for income taxes, is included in the consolidated statements of income and comprehensive income. Additionally, the investments in debt securities, which are carried at amortized cost for statutory accounting, are reported at fair value and the net unrealized gains and losses, net of applicable deferred taxes, on the investments are included as a component of accumulated other comprehensive income (loss) (AOCI) within stockholders’ equity.

D. Revenue recognition. Operating revenues from direct title operations are considered earned at the time of the closing of the related real estate transaction. The Company recognizes premium revenues on title insurance policies written by independent agencies when the policies are reported to the Company. In addition, where reasonable estimates can be made, the Company accrues for policies issued but not reported until after period end. Revenues generated by the Company's ancillary services operations are generally considered earned at the time the related service is performed or the product is delivered to the customer. Refer to Notes 19 and 20 for details on the Company's revenues.

E. Title losses and related claims. The Company’s method for recording reserves for title losses on both an interim and annual basis begins with the calculation of its current loss provision rate, which is applied to the Company’s current premiums resulting in a title loss expense for the period. This loss provision rate is set to provide for estimated losses on current year policies and is determined using moving average ratios of recent actual policy loss payment experience (net of recoveries) to premium revenues.

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

F. Cash equivalents. Cash equivalents are highly liquid investments with insignificant interest rate risks and maturities of three months or less at the time of acquisition.

G. Short-term investments. Short-term investments comprise time deposits with banks, federal government obligations and other investments maturing in less than one year.

H. Investments in debt and equity securities. Investments in debt securities are classified as available-for-sale and the net unrealized gains and losses on such investments, net of applicable deferred taxes, are included as a component of AOCI within stockholders' equity. Realized gains and losses on sales of investments are determined using the specific identification method. At the time unrealized gains and losses become realized, they are reclassified from AOCI using the specific identification method. Other-than-temporary declines in fair values of investments in debt securities are charged to income.

As a result of the Company's adoption of Accounting Standards Update No. (ASU) 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, (as discussed in Note 1-Q), fair value changes relating to investments in equity securities are recognized as part of investment and other gains (losses) - net in the consolidated statement of income and comprehensive income beginning on January 1, 2018. Previously, investments in equity securities, which consist of common stocks and master limited partnership interests, were accounted for similar to investments in debt securities.

I. Property and equipment. Depreciation is principally computed using the straight-line method using the following estimated useful lives: buildings – 30 to 40 years and furniture and equipment – 3 to 10 years. Maintenance and repairs are expensed as incurred while improvements are capitalized. Gains and losses are recognized at disposal.

J. Title plants. Title plants include compilations of a county’s official land records, prior title examination files, copies of prior title policies, maps and related materials that are geographically indexed to a specific property. The costs of acquiring existing title plants and creating new ones, prior to the time such plants are placed in operation, are capitalized. Title plants are not amortized since there is no indication of any loss of value over time but are subject to review for impairment. The costs of maintaining and operating title plants are expensed as incurred. Gains and losses on sales of copies of title plants or interests in title plants are recognized at the time of sale.

K. Goodwill. Goodwill is not amortized, but is reviewed annually during the third quarter using June 30 balances, or whenever occurrences of events indicate a potential impairment at the reporting unit level. The Company evaluates goodwill based on four reporting units with goodwill balances - direct operations, agency operations, international operations and ancillary services.

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

L. Other intangibles. Other intangible assets are comprised principally of non-compete, underwriting and customer relationship agreements and acquired software. Intangible assets are amortized over their estimated lives, which are primarily 3 to 10 years. These intangible assets are reviewed for impairment when certain events or changes in circumstances occur that indicate that the carrying amount of an asset may not be recoverable. The Company performs an analysis to determine whether the carrying amount of each intangible asset is recoverable. The carrying amount is not recoverable when it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. For any intangible asset that is not recoverable, the Company calculates the excess of the carrying amount of the intangible asset over its fair value, estimated using the income approach (DCF technique). The resulting difference of the carrying amount over the fair value is treated as the impairment of the asset and is charged to current operations.

M. Other long-lived assets. The Company reviews the carrying values of title plants and other long-lived assets if certain events occur that may indicate impairment. An impairment of these long-lived assets is indicated when projected undiscounted cash flows over the estimated lives of the assets are less than carrying values. If impairment is indicated, the recorded amounts are written down to fair values. There were no significant impairment charges for long-lived assets during the three years ended December 31, 2018.

N. Fair values. The fair values of financial instruments, including cash and cash equivalents, short-term investments, notes receivable, notes payable and accounts payable, are determined by the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal, or most advantageous, market for the asset or liability in an orderly transaction between market participants at the measurement date. The net fair values of these financial instruments approximate their carrying values. Investments in debt and equity securities and certain financial instruments are carried at their fair values.

O. Leases. The Company recognizes rent expense under noncancelable operating leases, which generally expire over the next 11 years, on the straight-line basis over the terms of the leases, including provisions for any free rent periods or escalating lease payments.

P. Income taxes. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the tax basis and the book carrying values of certain assets and liabilities. To the extent that the Company does not believe its deferred tax assets meet the more-likely-than-not realization criteria, it establishes a valuation allowance. When it establishes a valuation allowance, or increases (decreases) the allowance during the year, it records a tax expense (benefit) in its consolidated statements of operations and comprehensive income (loss). Enacted tax rates are used in calculating amounts.

The Company provides for uncertainties in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

Q. Recently adopted accounting pronouncements. In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09, Revenue from Contracts with Customers, which eliminated the transaction-specific and industry-specific revenue recognition guidance under current GAAP and replaced it with a principles-based approach for determining revenue recognition. The new guidance sets forth the steps to be followed to recognize revenue: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 is effective on annual and interim periods beginning after December 15, 2017. Effective January 1, 2018, the Company adopted ASU 2014-09 using the cumulative effect method of adoption. Based on management's assessment, the Company determined that, other than the additional footnote disclosures presented in Note 19, the adoption did not materially impact the accounting or reporting of the Company's revenue streams.

In February 2018, the Financial Accounting Standards Board (FASB) issued ASU 2018-02, Income Statement - Reporting Comprehensive Income, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which amended its standard on comprehensive income to provide a one-time option for an entity to reclassify the stranded tax effects of the Tax Cuts and Jobs Act (the 2017 Act) that was passed in December 2017 from accumulated other comprehensive income/loss (AOCI) directly to retained earnings. The stranded tax effects result from the remeasurement of deferred tax assets and liabilities which were originally recorded in comprehensive income but whose remeasurement is reflected in the income statement. The Company adopted ASU 2018-02 effective January 1, 2018 and reclassified $1.0 million of net tax expense from AOCI to retained earnings in the consolidated statement of equity.

In January 2016, the FASB issued ASU 2016-01, which, among others, (i) required equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplified the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (iii) eliminated the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; and (iv) required separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements. The Company adopted ASU 2016-01 effective January 1, 2018, which resulted in a reclassification of the outstanding net unrealized investment gains, net of taxes, of $4.6 million relating to investments in equity securities previously carried in AOCI to retained earnings in the consolidated statement of equity.

R. Recent significant accounting pronouncements not yet adopted. In February 2016, the FASB issued ASU 2016-02, Topic 842: Leases (Topic 842), which updates the current guidance related to leases. Topic 842 includes the requirement for the lessee to recognize in the balance sheet a liability equal to the present value of contractual lease payments with terms of more than twelve months and a right-of-use asset representing the right to use the underlying asset for the lease term. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Additional financial statement disclosures are required to meet the objective of enabling users to assess the amount, timing, and uncertainty of cash flows arising from leases. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842: Leases and ASU 2018-11, Leases (Topic 842) - Targeted Improvements. ASU 2018-10 clarifies certain aspects of the new lease standard which include amendments addressing, among others, the rate implicit in the lease, lessee reassessment of lease classification, variable payments that depend on an index or rate and certain transition adjustments. ASU 2018-11 provides an optional transition method which will allow the application of the recognition and measurement requirements of Topic 842 in the period of adoption. If elected, the comparative periods would continue to be reported under the legacy lease guidance in Topic 840, including the related disclosures, and a cumulative effect adjustment would be made to retained earnings as of the adoption date. These ASUs are effective for annual and interim periods beginning after December 15, 2018.

The Company's adoption of Topic 842 effective January 1, 2019 using the optional transition method of adoption is expected to result in approximately $100 million increase of the assets and liabilities balances on the Company's January 1, 2019 consolidated balance sheets. This adoption will not result in any impact on the Company's 2019 consolidated statements of income and comprehensive income and cash flows. Further, Topic 842 requires the Company to provide additional disclosures related to its leases beginning with the March 31, 2019 interim condensed consolidated financial statements.

S. Merger Agreement. On March 18, 2018, the Company entered into an Agreement and Plan of Merger (the Merger Agreement) with Fidelity National Financial, Inc., a Delaware corporation (FNF), A Holdco Corp., a Delaware corporation and a wholly-owned direct subsidiary of FNF (Merger Sub I), and S Holdco LLC, a Delaware limited liability company and a wholly-owned direct subsidiary of FNF (Merger Sub II and, together with Merger Sub I, the Merger Subs). Upon the terms and subject to the conditions set forth in the Merger Agreement, at the Effective Time (as defined below), Merger Sub I will merge with and into the Company (Merger I), with the Company surviving Merger I as a direct wholly-owned subsidiary of FNF, and at the Subsequent Effective Time (as defined in the Merger Agreement), the Company will merge with and into Merger Sub II (Merger II and, together with Merger I, the Mergers), with Merger Sub II surviving Merger II as a direct wholly-owned subsidiary of FNF.

Subject to the terms and conditions of the Merger Agreement, at the effective time of Merger I (Effective Time, each share of the Company's Common Stock outstanding immediately prior to the Effective Time (other than (i) shares owned by the Company, its subsidiaries, FNF or the Merger Subs and (ii) shares in respect of which appraisal rights have been properly exercised and perfected under Delaware law) will be converted into the right to receive cash consideration of $25.00 and 0.6425 shares of FNF common stock, par value $0.0001 per share (FNF Common Stock), subject to potential adjustment as described below. Pursuant to the terms of the Merger Agreement, the Company's stockholders have the option to elect to receive the merger consideration in all cash (Cash Election Consideration), all FNF Common Stock (Stock Election Consideration) or a mix of 50% cash and 50% FNF Common Stock (Mixed Election Consideration), subject to pro-rata reductions to the extent either the election for the Cash Election Consideration or the election for the Stock Election Consideration is oversubscribed. Stockholders that elect to receive the Cash Election Consideration will receive $50.00 per share, subject to potential adjustment as described below and proration to the extent the cash option is oversubscribed. The Stock Election Consideration and the stock portion of the Mixed Election Consideration will be calculated using a fixed exchange ratio that is based on the average of the volume weighted average prices of FNF Common Stock for each of the twenty (20) trading days prior to the signing of the Merger Agreement, which was $38.91 (Parent Share Price). The exchange ratio for the Stock Election Consideration will be equal to 1.2850 shares of FNF Common Stock per share of Common Stock (Exchange Ratio), subject to potential adjustment described below and proration to the extent the stock option is oversubscribed.

Under the terms of the Merger Agreement, if the combined company is required to divest assets or businesses with 2017 annual revenues in excess of $75 million in order to receive required regulatory approvals (up to a cap of $225 million of 2017 annual revenues), the per share purchase price will be adjusted downwards on a sliding scale between such amounts of divestitures up to a maximum reduction of $4.50 in value in the event that businesses or assets with 2017 annual revenues of $225 million are divested, with such adjustment to consist of (i) in the case of shares of Common Stock with respect to which Cash Election Consideration has been elected, a reduction of the amount of cash paid in respect of each share, (ii) in the case of shares of Common Stock with respect to which Stock Election Consideration has been elected, a reduction in the Exchange Ratio based on the Parent Share Price, and (iii) in the case of shares of Common Stock with respect to which Mixed Election Consideration has been elected, a reduction in both the amount of cash and the Exchange Ratio to be paid to the holders of such shares, with 50% of the aggregate value of such reduction to consist of a reduction of the cash consideration and 50% of the aggregate value of such reduction to consist of a reduction in the Exchange Ratio based on the Parent Share Price.

The consummation of the Mergers is subject to the satisfaction or waiver of customary conditions, including, among other things, (i) the adoption of the Merger Agreement by the holders of a majority of the outstanding shares of Common Stock entitled to vote on the Mergers (Company Stockholder Approval), (ii) the absence of any injunction or court or other governmental order (with respect to applicable antitrust or insurance laws, solely with respect to the Required Antitrust Regulatory Filings/Approvals and the Required Insurance Regulatory Filings/Approvals (each as defined in the Merger Agreement)) enjoining, prohibiting or rendering illegal the consummation of the Mergers, (iii) obtaining certain Required Antitrust Regulatory Filings/Approvals, (iv) obtaining certain Required Insurance Regulatory Filings/Approvals, (v) the Securities and Exchange Commission (SEC) declaring the Registration Statement (as defined in the Merger Agreement) on Form S-4 effective, (vi) the shares of FNF Common Stock to be issued in the Mergers having been approved for listing on the New York Stock Exchange, (vii) the representations and warranties made by each of the Company and FNF being true at and as of the Closing Date (as defined in the Merger Agreement), subject to the materiality standards contained in the Merger Agreement, (viii) the performance, in all material respects, by each of the Company, FNF and the Merger Subs of all of their respective obligations under the Merger Agreement and (ix) no Company Material Adverse Effect or Parent Material Adverse Effect (each as defined in the Merger Agreement) having occurred since the signing of the Merger Agreement. The Company Stockholder Approval was obtained during a special stockholders' meeting held on September 5, 2018.

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

The Merger Agreement contains certain customary termination rights in favor of either the Company or FNF, which are exercisable (i) by mutual consent, (ii) upon the failure to complete the Mergers by March 18, 2019 (End Date), subject to certain exceptions and subject to up to two (2) extensions of up to three (3) months each upon the election of either the Company or FNF if, as of such date, all closing conditions (other than the receipt of the Required Antitrust Regulatory Filings/Approvals, the receipt of the Required Insurance Regulatory Filings/Approvals and the absence of any law or court or other governmental order relating thereto) having been met or being capable of being satisfied as of such time, (iii) in the event of a final and non-appealable law or order that prohibits the consummation of the Mergers or (iv) if the Company’s stockholders do not vote to approve the Mergers.

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

The Merger Agreement was included as Exhibit 2.1 to the Form 8-K filed with the SEC on March 19, 2018.

NOTE 2

Restrictions on cash and investments. The Company maintains investments in accordance with certain statutory requirements in the states of domicile of our underwriters for the funding of statutory premium reserves. Statutory reserve funds are required to be fully funded and invested in high-quality securities and short-term investments. Statutory reserve funds are not available for current claim payments, which must be funded from current operating cash flow. Included in investments in debt and equity securities are statutory reserve funds of approximately $462.2 million and $490.8 million at December 31, 2018 and 2017, respectively. In addition, included within cash and cash equivalents are statutory reserve funds of approximately $37.7 million and $14.2 million at December 31, 2018 and 2017, respectively. Although these cash statutory reserve funds are not restricted or segregated in depository accounts, they are required to be held pursuant to state statutes. If the Company fails to maintain minimum investments or cash and cash equivalents sufficient to meet statutory requirements, the Company may be subject to fines or other penalties, including potential revocation of its business license. These funds are not available for any other purpose. In the event that insurance regulators adjust the determination of the statutory premium reserves of the Company’s title insurers, these restricted funds as well as statutory surplus would correspondingly increase or decrease.

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

NOTE 3

Statutory surplus and dividend restrictions. Substantially all of the consolidated retained earnings at each year end were represented by Guaranty, which owns substantially all of the subsidiaries included in the consolidation. Guaranty cannot pay a dividend to its parent in excess of certain limits without the approval of the Texas Insurance Commissioner. The maximum dividend that can be paid after such approval in 2019 and 2018 is approximately $115.0 million and $108.5 million, respectively. Guaranty paid dividends of $25.0 million, $20.0 million and $20.0 million in 2018, 2017, and 2016, respectively.

Dividends from Guaranty are also voluntarily restricted primarily to maintain statutory surplus and liquidity at competitive levels and to demonstrate significant claims payment ability. The ability of a title insurer to pay claims can significantly affect the decision of lenders and other customers when buying a policy from a particular insurer. Surplus as regards policyholders (sum of statutory capital plus surplus) for Guaranty was $574.8 million and $542.7 million at December 31, 2018 and 2017, respectively. Statutory net income for Guaranty was $74.2 million, $47.7 million and $53.6 million in 2018, 2017 and 2016, respectively.

The amount of statutory capital and surplus necessary to satisfy regulatory requirements for Guaranty was $2.0 million (and in the aggregate less than $2.0 million for all of the Company’s underwriter subsidiaries) at December 31, 2018, and each of its underwriter entities was in compliance with such requirements as of December 31, 2018.

NOTE 4
Investments in debt and equity securities. The total fair values of the Company's investments in debt and equity securities as of December 31 are detailed below:

	2018	2017
	($000 omitted)
Investments in:
Debt securities	602,020	671,441
Equity securities	33,997	37,914
	636,017	709,355

As of December 31, 2018 and 2017, included in the above fair values of investments in equity securities were net unrealized investment gains of $2.9 million and $5.8 million, respectively.

The amortized costs and fair values of investments in debt securities as of December 31, are as follows:

	2018		2017
	Amortized costs	Fair values	Amortized costs	Fair values
	($000 omitted)
Municipal	61,779	61,934	71,581	72,669
Corporate	333,289	328,495	351,477	357,933
Foreign	200,667	198,938	229,750	228,237
U.S. Treasury Bonds	12,951	12,653	12,838	12,602
	608,686	602,020	665,646	671,441

The Company believes its investment portfolio is diversified and expects no material loss to result from the failure to perform by issuers of the debt securities it holds. Investments made by the Company are not collateralized. Foreign debt securities primarily include Canadian government and corporate bonds, with aggregate fair values of $171.2 million and $198.7 million as of December 31, 2018 and 2017, respectively, and United Kingdom treasury and corporate bonds with aggregate fair values of $23.0 million and $24.5 million as of December 31, 2018 and 2017, respectively.

Gross unrealized gains and losses on investments in debt securities at December 31, were:

	2018		2017
	Gains	Losses	Gains	Losses
	($000 omitted)
Municipal	482	327	1,263	175
Corporate	1,894	6,688	6,953	497
Foreign	1,402	3,131	1,742	3,255
U.S. Treasury Bonds	2	300	—	236
	3,780	10,446	9,958	4,163

Debt securities at December 31, 2018 mature, according to their contractual terms, as follows (actual maturities may differ due to call or prepayment rights):

	Amortized costs	Fair values
	($000 omitted)
In one year or less	46,280	46,271
After one year through five years	345,026	341,976
After five years through ten years	184,655	181,621
After ten years	32,725	32,152
	608,686	602,020

Gross unrealized losses on investments in debt securities and the fair values of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2018, were:

	Less than 12 months		More than 12 months		Total
	Losses	Fair values	Losses	Fair values	Losses	Fair values
	($000 omitted)
Municipal	91	13,366	236	11,645	327	25,011
Corporate	4,416	201,965	2,272	71,044	6,688	273,009
Foreign	158	11,424	2,973	137,793	3,131	149,217
U.S. Treasury Bonds	—	—	300	12,544	300	12,544
	4,665	226,755	5,781	233,026	10,446	459,781
The number of specific debt securities investment holdings in an unrealized loss position as of December 31, 2018 was 307. Of these securities, 145 were in unrealized loss positions for more than 12 months. The increased gross unrealized losses on corporate debt securities were primarily driven by increases in the overall interest rate environment. Since the Company does not intend to sell and will more-likely-than-not maintain each investment until its maturity or anticipated recovery, and no significant credit risk is deemed to exist, these investments are not considered as other-than-temporarily-impaired. The Company believes its investment portfolio is diversified and expects no material loss to result from the failure to perform by issuers of the debt securities it holds. Investments made by the Company are not collateralized.

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

At December 31, 2018, financial instruments measured at fair value on a recurring basis are summarized below:

	Level 1	Level 2	Level 3	Fair value measurements
	($000 omitted)
Investments in securities:
Debt securities:
Municipal	—	61,934	—	61,934
Corporate	—	328,495	—	328,495
Foreign	—	198,938	—	198,938
U.S. Treasury Bonds	—	12,653	—	12,653
Equity securities:	33,997	—	—	33,997
	33,997	602,020	—	636,017

At December 31, 2017, financial instruments measured at fair value on a recurring basis are summarized below:

	Level 1	Level 2	Level 3	Fair value measurements
	($000 omitted)
Investments in securities:
Debt securities:
Municipal	—	72,669	—	72,669
Corporate	—	357,933	—	357,933
Foreign	—	228,237	—	228,237
U.S. Treasury Bonds	—	12,602	—	12,602
Equity securities:	37,914	—	—	37,914
	37,914	671,441	—	709,355

At December 31, 2018, Level 1 financial instruments consist of equity securities. Level 2 financial instruments consist of municipal, governmental, and corporate bonds, both U.S. and foreign. In accordance with the Company’s policies and guidelines which incorporate relevant statutory requirements, the Company’s third-party registered investment manager invests only in securities rated as investment grade or higher by the major rating services, where observable valuation inputs are significant. The fair value of the Company's investments in debt and equity securities is primarily determined using a third-party pricing service provider. The third-party pricing service provider calculates the fair values using both market approach and model valuation methods, as well as pricing information obtained from brokers, dealers and custodians. Management ensures the reasonableness of the third-party service valuations by comparing them with pricing information from the Company's investment manager.

NOTE 6

Investment and other gains (losses). Income from investments and gross realized investment and other gains and losses for the years ended December 31 are detailed below:

	2018	2017	2016
	($000 omitted)
Investment income:
Debt securities	17,431	17,222	16,476
Short-term investments, cash equivalents and other	2,306	1,710	2,449
	19,737	18,932	18,925
Investment and other gains (losses) – net:
Realized gains	2,698	4,997	9,882
Realized losses	(483)	(2,790)	(10,548)
Net unrealized investment losses recognized on equity securities still held	(2,162)	—	—
	53	2,207	(666)

In 2018, investments and other gains - net included $1.3 million of realized gains from sales of equity investments with no previously readily determinable fair values and $2.2 million of net unrealized investment losses on equity securities held at year-end.

In 2017, investment and other gains - net included $3.2 million of net realized gains from the sale of securities investments, partially offset by $0.8 million of net realized loss due to an increase in the fair value of a contingent consideration liability related to a prior acquisition.

In 2016, investment and other losses - net included $3.4 million of realized loss related to the exit of a service offering and $3.3 million of realized losses from sale of certain businesses within ancillary services operations, partially offset by $4.0 million of net realized gains from the sale of securities investments and $1.2 million of realized gain related to an exchange transaction of an equity investment with previously no readily determinable fair value.

Following the adoption of ASU 2016-01, as discussed in Note 1-Q, net investment losses recognized in 2018 related to investments in equity securities still held as of December 31, 2018 are calculated as follows ($000 omitted):

Total net investment losses recognized on equity securities during the period	(2,538)
Less: Net realized losses on equity securities sold during the period	(376)
Net unrealized investment losses recognized on equity securities still held	(2,162)

Proceeds from sales of investments in securities for the years ended December 31 are as follows:

	2018	2017	2016
	($000 omitted)
Proceeds from sales of debt securities	43,556	68,649	73,343
Proceeds from sales of equity securities	5,886	8,293	7,748
Total proceeds from sales of investments in securities	49,442	76,942	81,091

NOTE 7

Income taxes. On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the 2017 Act), which revised the U.S. corporate income tax regime by, among other things, lowering the corporate tax rate from 35% to 21% effective on January 1, 2018 and imposing a one-time transition tax on deemed repatriated earnings of foreign subsidiaries. In accordance with ASC 740, Income Taxes, changes in tax rates and tax laws are accounted for in the period of enactment, and the resulting effects are recorded as discrete components of the income tax provision related to continuing operations in the same period. Also on December 22, 2017, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 118 (SAB 118), which provided guidance on accounting for the tax effects of the 2017 Act. SAB 118 provided a measurement period that should not extend beyond one year from the enactment date of the 2017 Act for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the 2017 Act for which the accounting under ASC 740 is complete. To the extent that accounting for certain income tax effects of the 2017 Act is incomplete but a reasonable estimate is determinable, a provisional estimate must be recorded in the financial statements.

Based on the Company's best estimates and available information related to the effects of the 2017 Act, the Company recorded provisional amounts in 2017 that included (i) net income tax benefits of $7.8 million, consisting of a $7.2 million federal benefit and a $0.6 million state benefit, related to the remeasurement of deferred tax assets and liabilities and (ii) an income tax expense of $1.2 million related to the transition tax on deemed repatriation of deferred foreign income.

During 2018, the Company completed its determination of the tax effects of the 2017 Act and recorded an additional $0.8 million of federal and state income tax benefits related to the remeasurement of deferred tax assets and liabilities and $0.6 million of reduced income tax expense related to the one-time deemed repatriation.

The 2017 Act also changed the manner in which statutory premium reserves are discounted for tax purposes for post-2017 tax years. During the fourth quarter 2018, the Internal Revenue Service (IRS) and the U.S. Treasury Department issued proposed guidance, which the Company is currently evaluating. The Company expects to finalize its evaluation and calculations in 2019, which are anticipated to result in temporary book-tax differences and not impact total tax expense or the annual effective tax rate.

Income tax expense consists of the following:

	2018	2017	2016
	($000 omitted)
Current income tax expense:
Federal	5,540	1,154	4,718
State	1,089	814	1,447
Foreign	6,622	4,625	5,983
	13,251	6,593	12,148
Deferred income tax expense (benefit):
Federal	43	4,088	6,262
State	(864)	(254)	(1,347)
Foreign	1,077	4,494	2,542
	256	8,328	7,457
Total income tax expense	13,507	14,921	19,605

The following reconciles income tax expense computed at the federal statutory rate with income tax expense as reported:

	2018	2017	2016
	($000 omitted)
Expected income tax expense at 21% in 2018 and 35% in 2017 and 2016 (1)	12,816	22,253	26,279
Nondeductible expenses	1,872	2,610	2,772
Valuation allowance	1,741	—	—
2017 Act impact from the U.S. corporate tax rate change	(745)	(7,196)	—
Research and development credits	(732)	(2,158)	(3,434)
2017 Act impact from deemed repatriation of deferred foreign income	(624)	1,213	—
Return-to-provision and true-up adjustments	(370)	923	(4,127)
Net expense (benefit) for the Canadian branch (2)	128	(1,480)	(639)
Other – net (3)	(579)	(1,244)	(1,246)
Income tax expense	13,507	14,921	19,605
Effective income tax rate (1)	22.1%	23.5%	26.1%
(1) Calculated using income before taxes and after noncontrolling interests.
(2) For U.S. income tax purposes, the Company’s Canadian operation is a branch of Guaranty. As a result, the Canadian net deferred tax liability is offset in the U.S. as a deferred tax asset but not in an equal amount given differing tax rates in Canada and the U.S.
(3) Included within this line are $0.1 million and $0.6 million, respectively, of 2018 and 2017 net income tax benefits from the remeasurement of the state deferred tax assets and liabilities relating to the 2017 Act.

Deferred tax assets and liabilities resulting from the same tax jurisdiction are netted and presented as either an asset or liability on the consolidated balance sheets. Deferred tax assets and liabilities resulting from different tax jurisdictions are not netted. Deferred tax assets and liabilities as of December 31 are detailed below.

	2018	2017
	($000 omitted)
Deferred tax assets:
Accrued expenses	16,013	14,435
Net operating loss (NOL) carryforwards	6,936	6,483
Federal offset to Canadian deferred tax liability	6,618	6,300
Foreign currency translation adjustments	3,194	925
Capitalized expenses	2,356	384
Tax credit carryforwards	1,477	1
Net unrealized losses on investments	1,205	—
Allowance for uncollectible amounts	1,023	1,133
Investments	857	894
Other	1,235	327
Deferred tax assets – gross	40,914	30,882
Valuation allowance	(3,824)	(2,231)
Deferred tax assets – net	37,090	28,651
Deferred tax liabilities:
Title loss provisions	(21,936)	(17,889)
Amortization – goodwill and other intangibles	(19,891)	(18,155)
Deferred compensation on life insurance policies	(2,029)	(2,278)
Fixed assets	(1,917)	(1,968)
Net unrealized gains on investments	—	(1,826)
Other	(956)	(1,383)
Deferred tax liabilities – gross	(46,729)	(43,499)
Net deferred income tax liability	(9,639)	(14,848)

At December 31, 2018 and 2017, net deferred tax liabilities for U.S. federal tax paying components totaled approximately $2.0 million and $7.7 million, respectively, and net deferred tax liabilities for foreign tax paying components totaled approximately $7.6 million and $7.1 million, respectively. The net increase (decrease) to the valuation allowance during 2018 and 2017 was $1.6 million and $(0.2) million, respectively.

At December 31, 2018, the Company had $1.5 million of foreign tax credit carryforwards that will expire in 2028, if not utilized. The future utilization of these credit carryforwards is subject to various limitations. The Company's $6.9 million of deferred tax assets relating to NOL carryforwards include certain state amounts which will expire in varying amounts from 2019 through 2038, and foreign amounts which will expire in varying amounts from 2019 through 2023 or have unlimited carryforward periods. The future utilization of all NOL carryforwards is subject to various limitations.

The Company's $3.8 million valuation allowance at December 31, 2018 relates principally to all foreign tax credit carryforwards and certain state and foreign NOL carryforwards that the Company believes is more-likely-than-not will not be utilized prior to expiration.

The Company’s income tax returns are routinely subject to examinations by U.S. federal, foreign, and state and local tax authorities. During 2018, the Company was notified by the IRS that its 2015 U.S. federal tax return was selected for examination. At December 31, 2018, the Company’s 2016 and 2017 U.S. federal income tax returns and 2014 through 2017 Canadian income tax returns remain subject to examination by the IRS and the Canada Revenue Agency, respectively. The Company plans to file its 2018 U.S. federal income tax return during September and its 2018 Canadian income tax return during June. The Company is involved in routine examinations by state and local tax jurisdictions for calendar years 2010 through 2013. The Company expects no material adjustments from any ongoing tax return examinations.

NOTE 8
Goodwill and other intangibles. The summary of changes in goodwill is as follows:

	Title	Ancillary Services and Corporate	Total
	($000 omitted)
Balances at January 1, 2017	211,365	5,729	217,094
Acquisitions	14,419	—	14,419
Disposals	(85)	—	(85)
Balances at December 31, 2017	225,699	5,729	231,428
Acquisitions	17,504	—	17,504
Disposals	(42)	—	(42)
Balances at December 31, 2018	243,161	5,729	248,890

The Company evaluates goodwill for impairment annually based on information as of June 30 of the current year or more frequently if circumstances suggest that impairment may exist. In 2018 and 2017, the Company determined that it was more likely than not that goodwill related to all of its reporting units was not impaired. The Company utilized the quantitative approach in performing the impairment analysis in 2018, while it used the qualitative approach in performing the impairment analysis in 2017.

During 2018, the Company acquired several title businesses which increased goodwill related to the title segment by a total of $17.5 million, which is substantially deductible for income tax purposes over a period of 15 years. Also, in connection with the acquisitions, the Company identified and recorded $4.5 million of other intangibles, primarily related to employment and non-compete agreements, to be amortized between one year to three years from the dates of acquisition.

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

The gross carrying amount, and accumulated amortization of other intangibles was $35.0 million and $25.3 million, respectively, at December 31, 2018 and $30.5 million and $20.8 million, respectively, at December 31, 2017. The amortization expense recorded for the Company's other intangible assets was $4.6 million and $3.8 million in 2018 and 2017, respectively. The annual amortization expense expected to be recognized in the next five years is approximately $4.3 million in 2019, $3.0 million in 2020, $1.1 million in 2021, $0.4 million in 2022 and $0.2 million in 2023.

NOTE 9

Equity investees. Summarized aggregate financial information for equity investees (in which the Company typically owns 20% through 50% of the equity) is as follows:

	2018	2017	2016
	($000 omitted)
For the year:
Revenues	22,286	25,351	24,274
Net income	4,729	4,997	6,542
At December 31:
Total assets	33,268	32,171	32,324
Notes payable	24,833	20,902	20,895
Stockholders’ equity	6,292	9,023	9,483

Net premium revenues from policies issued by equity investees were approximately $2.1 million, $2.1 million and $2.1 million in 2018, 2017 and 2016, respectively. Income related to equity investees was $1.9 million, $2.2 million and $2.8 million in 2018, 2017 and 2016, respectively. These amounts are included in title insurance – direct operations in the consolidated statements of income and comprehensive income.

Goodwill related to equity investees was $7.3 million as of both December 31, 2018 and 2017, and was included in investments in investees in the consolidated balance sheets. Equity investments, including the related goodwill balances, are reviewed for impairment annually and upon the occurrence of an event that may indicate an impairment. No impairment was recorded during the three years ended December 31, 2018.

NOTE 10

Notes payable. A summary of notes payable is as follows:

	2018	2017
	($000 omitted)
Line of credit facility (1)	98,875	98,875
Other notes payable	9,161	10,437
	108,036	109,312

(1) Average interest rates were 3.58% and 2.59% during the year ended December 31, 2018 and 2017, respectively.

Based upon the contractual maturities, principal payments on the above notes are due in the amounts of $5.4 million in 2019, $1.8 million in 2020, $0.9 million in each of 2021 and 2022, and $99.0 million in 2023. Included within other notes payable are $6.5 million and $6.1 million of capital lease obligations at December 31, 2018 and 2017, respectively.

Prior to November 2018, the Company had an available $125.0 million unsecured line of credit commitment (Credit Agreement), which was used for general corporate purposes, including acquisitions, and was previously scheduled to expire in October 2019. In November 2018, the Company entered into an amended and restated credit agreement (Amended Credit Agreement) which increased the available unsecured line of credit commitment to $150.0 million and extended the maturity of the line of credit to November 2023. Under the Amended Credit Agreement, borrowings bear interest, at the Company's election, at either (a) an Alternate Base Rate plus the Applicable Rate (ABR Borrowing) or (b) LIBOR plus the Applicable Rate (Eurodollar Borrowing). The Applicable Rate, based on the Company's Leverage Ratio, ranges from 0.375% to 0.50% per annum for ABR Borrowings and 1.375% to 1.75% per annum for Eurodollar Borrowings based on the Company's consolidated Leverage Ratio. Also, a commitment fee accrues ranging from 0.20% to 0.35% per annum on the average daily unused portion of the line of credit commitment.

Also, under the terms of the Amended Credit Agreement, the Company may at any time, subject to certain conditions, request an increase of up to $50.0 million in the amount of the line of credit. The Amended Credit Agreement contains customary affirmative and negative covenants, which include certain consolidated financial covenants providing that (a) the ratio of EBITDA (as defined in the Amended Credit Agreement) to fixed charges (as defined in the Amended Credit Agreement) not be below 1.15 to 1.00 on a trailing four-quarter basis (Fixed Charge Ratio); (b) the ratio of total Indebtedness to EBITDA for the prior four consecutive quarters must not be greater than 3.50 to 1.00 (Leverage Ratio); (c) Capital Expenditures in the aggregate for the Company in any calendar year may not exceed $30.0 million, with certain allowances for carryover of unused amounts; and (d) Restricted Payments (as defined in the Amended Credit Agreement) should not exceed $40.0 million annually.

As of December 31, 2018, line of credit borrowings of $98.9 million were outstanding and the remaining balance of the line of credit available for use was $48.6 million, net of an unused $2.5 million letter of credit. The Company was in compliance with all covenants as of December 31, 2018 and 2017, under the Amended Credit Agreement and Credit Agreement, respectively.

The Company's qualified intermediary in tax-deferred property exchanges pursuant to Section 1031 of the Internal Revenue Code enters into short-term loan agreements with parties to an exchange in the ordinary course of its business. The outstanding balances pursuant to these loans, as included within notes payable - other than banks in the above table, were $2.6 million and $4.3 million as of December 31, 2018 and 2017, respectively, and are secured by cash that is included in cash and cash equivalents on the Company's consolidated balance sheet. Borrowings and repayments on these short-term loans are reflected as financing activities in the consolidated statements of cash flows.

NOTE 11

Estimated title losses. A summary of estimated title losses is as follows:

	2018	2017	2016
	($000 omitted)
Balances at January 1	480,990	462,572	462,622
Provisions:
Current year	70,480	90,401	92,311
Previous policy years	1,034	6,131	(1,164)
Total provisions	71,514	96,532	91,147
Payments, net of recoveries:
Current year	(17,460)	(20,335)	(18,836)
Previous policy years	(65,246)	(63,914)	(73,194)
Total payments, net of recoveries	(82,706)	(84,249)	(92,030)
Effects of changes in foreign currency exchange rates	(8,238)	6,135	833
Balances at December 31	461,560	480,990	462,572
Loss ratios as a percentage of title operating revenues:
Current year provisions	3.8%	4.8%	4.8%
Total provisions	3.9%	5.1%	4.8%

The title loss provisions for the year ended December 31, 2018 reflected an ultimate loss rate of 3.8% of title revenues for policies issued in the current year and a net increase in the loss reserve estimates for prior policy years of $1.0 million. The decrease in 2018 provisions related to the current year and prior year policies, compared to 2017, was primarily due to a lower provisioning rate and the $4.0 million prior policy year reserve reduction during the year, respectively, both influenced by the Company's favorable claims experience. Total provisions for large title claims related to prior policy years were $4.4 million, $4.3 million and $3.8 million in 2018, 2017 and 2016, respectively.

The 2017 and 2016 loss provisions both reflected 4.8% of title revenues related to the current policy year. The 2017 net increase in the loss reserve estimate for prior year policy years of $6.1 million was primarily driven by large title claims in 2017; while the 2016 net decrease of $1.2 million was influenced by reductions in prior policy year loss reserves for large and non-large claims due to favorable claims experience.

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

In 2018, the Company adopted ASU 2018-02 and ASU 2016-01 which resulted in a reclassification of $1.0 million of net tax expense and $4.6 million of net unrealized investment gains, respectively, from AOCI to retained earnings (refer to Note 1-Q for details).

In 2016, the Company adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplified several aspects of the accounting for share-based transactions. The new guidance requires, among others, excess tax benefits and tax deficiencies to be recorded in the statement of income and comprehensive income when the awards vest or are settled. Using the modified retrospective method of adoption, the Company recognized a cumulative effect adjustment at January 1, 2016 and reclassified the remaining $0.6 million of unrecognized excess tax benefits from additional paid-in capital to retained earnings in the 2016 statement of equity.

At December 31, 2018 and 2017, there were 145,820 shares of Common Stock held by a subsidiary of the Company which are included in the treasury stock reported in the consolidated balance sheets.

NOTE 13

Share-based payments. Prior to 2018, the Company granted executives and senior management shares of restricted common stock, consisting of time-based shares, which vest on each of the first three anniversaries of the grant date, and performance-based shares, which vest upon achievement of certain financial objectives over the period of three years. Starting on January 1, 2018, the Company began granting time-based and performance-based restricted stock units, which have vesting conditions generally similar to the restricted common stock shares awarded previously. Each restricted stock unit represents a contractual right to receive a share of the Company's common stock.

The aggregate grant-date fair values of restricted share and unit awards during 2018, 2017 and 2016 were $4.8 million (110,600 shares with an average grant price of $43.39), $5.7 million (133,000 shares with an average grant price of $42.59) and $4.1 million (110,000 shares with an average grant price of $37.34), respectively. Awards were made pursuant to the Company’s employee incentive compensation plans and the compensation expense associated with the restricted share-based awards is recognized over the corresponding vesting period as part of employee costs in the consolidated statements of income. Award forfeitures are recorded as credits against employee costs in the period in which they occur.

Additionally, in 2018, 2017 and 2016, the Company granted its board of directors, as a component of their annual director retainer compensation, approximately 14,300, 13,000 and 18,000 shares, respectively, of common stock, which immediately vested at grant date and had aggregate fair values of $0.6 million each year. The associated expense is recognized in other operating expenses in the consolidated statements of income.

A summary of the restricted common stock award activity during the year ended December 31, 2018 is presented below:

	Shares	Weighted-Average Grant-Date Fair Value per Share ($)

Nonvested balance at January 1, 2018	143,964	39.89
Adjustment for performance-based shares	94,851	39.41
Vested	(100,479)	38.27
Forfeited	(18,060)	39.04
Nonvested balance at December 31, 2018	120,276	40.99

A summary of the restricted common stock unit activity during the year ended December 31, 2018 is presented below:

	Units	Weighted-Average Grant-Date Fair Value per Share ($)

Nonvested balance at January 1, 2018	19,664	38.14
Granted	110,564	43.39
Vested	(2,975)	38.64
Forfeited	(3,412)	43.59
Nonvested balance at December 31, 2018	123,841	42.67

The fair value of shares that vested in 2018 and 2017 aggregated to $4.2 million and $2.5 million, respectively. For the years ended December 31, 2018, 2017 and 2016, compensation costs recognized in the statements of income, presented primarily within employee costs, were approximately $4.8 million, $5.3 million and $3.0 million, respectively. The total tax benefits recognized in the statement of income from tax deductions relating to vesting of restricted common stock awards in 2018, 2017 and 2016 were $1.1 million, $1.2 million and $1.7 million, respectively. As of December 31, 2018, compensation costs not yet recognized related to nonvested restricted common stock awards was $4.4 million, which is expected to be recognized over a weighted average period of 1.6 years.

NOTE 14

Earnings per share. The Company’s basic earnings per share (EPS) attributable to Stewart is calculated by dividing net income attributable to Stewart by the weighted-average number of shares of Common Stock outstanding during the reporting periods. Outstanding shares of Common Stock granted to employees that are not yet vested (restricted shares) are excluded from the calculation of the weighted-average number of shares outstanding for calculating basic EPS. To calculate diluted earnings per share, the number of shares is adjusted to include the number of additional shares that would have been outstanding if the restricted shares and restricted units were vested. In periods of loss, dilutive shares are excluded from the calculation of the diluted EPS and diluted EPS is computed in the same manner as basic EPS.

The calculation of the basic and diluted EPS is as follows:

	For the Years Ended December 31,
	2018	2017	2016
	($000 omitted)
Numerator:
Net income attributable to Stewart	47,523	48,659	55,478
Less: Cash paid on Class B Common Shares conversion (a)	—	—	(12,000)
Adjusted net income for calculating basic and diluted EPS	47,523	48,659	43,478

Denominator (000):
Basic average shares outstanding	23,543	23,445	23,364
Average number of dilutive shares relating to restricted shares and units	142	152	108
Diluted average shares outstanding	23,685	23,597	23,472

Basic earnings per share attributable to Stewart	2.02	2.08	1.86
Diluted earnings per share attributable to Stewart	2.01	2.06	1.85

(a) - In accordance with the ASC 260, Earnings Per Share, the $12.0 million payment to the holders of the Class B Common Stock shares in 2016 (refer to Note 12) is treated in a manner similar to the treatment of dividends on preferred stock for the purpose of calculating EPS. Accordingly, the $12.0 million payment was deducted from the 2016 net income to arrive at the adjusted net income for calculating basic and diluted EPS.

NOTE 15

Reinsurance. As is industry practice, the Company cedes risks to other title insurance underwriters and reinsurers on certain transactions. However, the Company remains liable if the reinsurer should fail to meet its obligations. The Company also assumes risks from other underwriters on a transactional basis as well as on certain reinsurance treaties. Payments and recoveries on reinsured losses were insignificant during each of the years ended December 31, 2018, 2017, and 2016. The total amount of premiums for assumed and ceded risks was less than 1.0% of consolidated title revenues in each of the last three years and there were no outstanding amounts of reinsurance recoverable or payable at December 31, 2018 and 2017.

NOTE 16

Leases. Lease expense was $40.8 million, $40.8 million and $41.3 million in 2018, 2017 and 2016, respectively. The future minimum lease payments relating to operating leases are summarized as follows (in thousands of dollars):

2019	40,664
2020	27,064
2021	17,663
2022	11,521
2023	6,677
2024 and after	8,923
112,512

NOTE 17

Contingent liabilities and commitments. The Company routinely holds third-party funds in segregated escrow accounts pending the closing of real estate transactions resulting in a contingent liability to the Company of approximately $1.1 billion at December 31, 2018. In addition, the Company is contingently liable for disbursements of escrow funds held by independent agencies in those cases where specific insured closing guarantees have been issued.

The Company owns a qualified intermediary in tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code (Section 1031). The Company holds the proceeds from these transactions until a qualifying exchange can occur. This resulted in a contingent liability to the Company of approximately $1.2 billion at December 31, 2018. As is industry practice, escrow and Section 1031 exchanger fund accounts are not included in the consolidated balance sheets.

In the ordinary course of business, the Company guarantees the third-party indebtedness of certain of its consolidated subsidiaries. As of December 31, 2018, the maximum potential future payments on the guarantees are not more than the related notes payable recorded in the consolidated balance sheets (refer to Note 10). The Company also guarantees the indebtedness related to lease obligations of certain of its consolidated subsidiaries. The maximum future obligations arising from these lease-related guarantees are not more than the Company’s future minimum lease payments (refer to Note 16) plus lease operating expenses. As of December 31, 2018, the Company also had unused letters of credit aggregating $5.7 million related to workers’ compensation coverage and other insurance. The Company does not expect to make any payments on these guarantees.

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

Note 19

Revenues. The Company's operating revenues, summarized by type, are as follows:

	2018	2017	2016
	($000 omitted)
Title insurance premiums:
Direct	597,510	602,858	618,170
Agency	1,003,959	1,016,356	1,009,797
Escrow fees	124,660	142,463	154,752
Search, abstract and valuation services	92,708	96,703	101,000
Other revenues	69,045	76,205	104,662
	1,887,882	1,934,585	1,988,381

Direct premiums - Premiums from title insurance policies directly issued or issued by affiliate offices are recognized at the time of the closing of the related real estate transaction.

Agency premiums - Premiums from title insurance policies written by independent agencies are recognized when the policies are reported to the Company. In addition, where reasonable estimates can be made, the Company accrues for policies issued but not reported until after period end. The Company believes that reasonable estimates can be made when recent and consistent policy issuance information is available. Estimates are based on historical reporting patterns and other information obtained about independent agencies, as well as current trends in direct operations and in the title industry. In this accrual, future transactions are not being estimated. The Company is estimating revenues on policies that have already been issued by independent agencies but not yet reported to or received by the Company. The Company has consistently followed the same basic method of estimating unreported policy revenues for more than 10 years.

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

Other revenues - Other revenues consist primarily of fees related to tax-deferred property exchange services, information technology products related to real property records and closing settlement services, income from equity investees, and other services performed to facilitate the closing of real estate transactions. For those products and services that are delivered at a point in time, the related revenue is recognized upon delivery based on the unit price of the product or service. For those products and services where delivery occurs over time, the related revenue is recognized ratably over the duration of the contract. Other revenues for 2016 included revenues from ancillary services businesses that the Company discontinued at the end of 2016.

NOTE 20

Segment information. The Company reports two operating segments: title and ancillary services and corporate. The title segment provides services needed to transfer title to property in a real estate transaction and includes services such as searching, examining, closing and insuring the condition of the title to the property. In addition, the title segment includes home and personal insurance services and Internal Revenue Code Section 1031 tax-deferred exchanges. The ancillary services and corporate segment includes search and valuation services, which are the principal offerings of ancillary services, and expenses of the parent holding company and certain other enterprise-wide overhead costs, net of centralized administrative services costs allocated to respective operating businesses.

Selected statement of income information related to these segments for the years ended December 31 is as follows:

	2018	2017	2016
	($000 omitted)
Title segment:
Revenues	1,855,706	1,899,462	1,922,422
Depreciation and amortization	21,449	21,384	21,176
Income before taxes and noncontrolling interest	108,314	103,361	139,083

Ancillary services and corporate segment:
Revenues	51,966	56,262	84,218
Depreciation and amortization	3,483	4,494	8,868
Loss before taxes and noncontrolling interest	(35,785)	(28,294)	(51,057)

Consolidated Stewart:
Revenues	1,907,672	1,955,724	2,006,640
Depreciation and amortization	24,932	25,878	30,044
Income before taxes and noncontrolling interest	72,529	75,067	88,026

The Company does not provide asset information by reportable operating segment as it does not routinely evaluate the asset position by segment.

Revenues for the years ended December 31 in the United States and all international operations are as follows:

	2018	2017	2016
	($000 omitted)
United States	1,787,843	1,825,186	1,889,144
International	119,829	130,538	117,496
	1,907,672	1,955,724	2,006,640

NOTE 21

Other comprehensive (loss) income. Changes in the balances of each component of other comprehensive (loss) income and the related tax effects are as follows:

	For the Year Ended December 31, 2018			For the Year Ended December 31, 2017			For the Year Ended December 31, 2016
	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount	Before-Tax Amount	Tax Expense (Benefit)	Net-of Tax Amount	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount
	($000 omitted)			($000 omitted)			($000 omitted)
Foreign currency translation adjustments	(13,336)	(2,848)	(10,488)	11,050	2,696	8,354	(2,385)	982	(3,367)
Net unrealized gains on investments:
Change in net unrealized gains on investments	(11,294)	(2,372)	(8,922)	2,718	952	1,766	544	190	354
Less: reclassification adjustment for net gains included in net income	(1,167)	(245)	(922)	(3,210)	(1,124)	(2,086)	(2,940)	(1,029)	(1,911)
	(12,461)	(2,617)	(9,844)	(492)	(172)	(320)	(2,396)	(839)	(1,557)
Other comprehensive (loss) income	(25,797)	(5,465)	(20,332)	10,558	2,524	8,034	(4,781)	143	(4,924)

NOTE 22

Quarterly financial information (unaudited).

	Mar 31	June 30	Sept 30	Dec 31	Total
	($000 omitted, except per share)
Revenues:
2018	437,229	492,869	507,640	469,934	1,907,672
2017	443,039	485,452	501,569	525,664	1,955,724
Net (loss) income attributable to Stewart:
2018	(3,781)	22,377	17,554	11,373	47,523
2017	4,087	18,568	10,944	15,060	48,659
Diluted (loss) earnings per share attributable to Stewart (1):
2018	(0.16)	0.95	0.74	0.48	2.01
2017	0.17	0.79	0.46	0.64	2.06

(1) Quarterly per share data may not sum to annual totals due to rounding or effects of dilution in particular quarters but not in annual totals.

SCHEDULE I
STEWART INFORMATION SERVICES CORPORATION
(Parent Company)
STATEMENTS OF INCOME AND RETAINED EARNINGS

	For the Years Ended December 31,
	2018	2017	2016
	($000 omitted)
Revenues
Investment income	25,000	20,000	20,000
Other income	665	784	1,252
	25,665	20,784	21,252
Expenses
Interest	3,511	3,123	2,726
Other operating expenses, including $276 each year to affiliates	15,174	5,840	7,542
	18,685	8,963	10,268
Income before taxes and income from subsidiaries	6,980	11,821	10,984
Income tax expense (benefit)	126	(776)	2,928
Income from subsidiaries	40,669	36,062	47,422
Net income	47,523	48,659	55,478

Retained earnings at beginning of year	491,698	471,788	455,519
Cash dividends on Common Stock	(28,565)	(28,749)	(27,840)
Cash paid on Class B Common Shares conversion	—	—	(12,000)
Cumulative effect adjustments on adoption of new accounting pronouncements	3,592	—	631
Retained earnings at end of year	514,248	491,698	471,788
See accompanying notes to financial statement information.
See accompanying Report of Independent Registered Public Accounting Firm.

STEWART INFORMATION SERVICES CORPORATION
(Parent Company)
BALANCE SHEETS

	As of December 31,
	2018	2017
	($000 omitted)
Assets
Cash and cash equivalents	24,823	11,622
Receivables:
Notes - due from subsidiaries	6,609	26,316
Receivables from affiliates	7	930
Allowance for uncollectible amounts	—	(1)
	6,616	27,245
Property and equipment, at cost:
Furniture and equipment	2,662	2,733
Accumulated depreciation	(2,449)	(2,517)
	213	216
Title plant, at cost	48	48
Investments in subsidiaries, on an equity-method basis	737,273	731,975
Goodwill	8,470	8,470
Other assets	17,421	18,274
	794,864	797,850
Liabilities
Notes payable	98,875	98,875
Accounts payable and other liabilities	22,464	26,764
	121,339	125,639
Contingent liabilities and commitments	—	—
Stockholders’ equity
Common Stock – $1 par, authorized 50,000,000; issued 24,071,508 and 24,071,683; outstanding 23,719,347 and 23,719,522, respectively	24,072	24,072
Additional paid-in capital	162,642	159,954
Retained earnings	514,248	491,698
Accumulated other comprehensive (loss) income (AOCI):
Foreign currency translation adjustments	(19,505)	(8,373)
Unrealized investment gains	(5,266)	7,526
Treasury stock – 352,161 common shares, at cost	(2,666)	(2,666)
Total stockholders’ equity	673,525	672,211
	794,864	797,850

See accompanying notes to financial statement information.
See accompanying Report of Independent Registered Public Accounting Firm.

STEWART INFORMATION SERVICES CORPORATION
(Parent Company)
STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2018	2017	2016
	($000 omitted)
Reconciliation of net income to cash provided by operating activities:
Net income	47,523	48,659	55,478
Add (deduct):
Depreciation	4	5	69
Decrease (increase) in receivables – net	922	(81)	245
Decrease (increase) in other assets – net	853	(1,576)	359
(Decrease) increase in payables and accrued liabilities – net	(4,476)	563	(496)
Income from subsidiaries	(40,669)	(36,062)	(47,421)
Other – net	(5,124)	1,705	(6,731)
Cash (used) provided by operating activities	(967)	13,213	1,503
Investing activities:
Dividends from subsidiary	25,000	20,000	20,000
Purchase of property and equipment –net	—	—	(22)
Collections on notes receivables	24,900	23,375	27,500
Increases in notes receivables	(5,193)	(16,000)	—
Contributions to a subsidiary	—	(7,184)	—
Cash provided by investing activities	44,707	20,191	47,478
Financing activities:
Proceeds from notes payable	—	16,000	20,000
Payments on notes payable	—	(10,000)	(25,125)
Dividends paid	(28,263)	(28,135)	(27,840)
Cash paid on Class B Common Shares conversion	—	—	(12,000)
Repurchases of Common Stock	(1,175)	(727)	(1,053)
Purchase of remaining interest of consolidated subsidiary	(1,101)	(1,810)	(991)
Other – net	—	—	86
Cash used by financing activities	(30,539)	(24,672)	(46,923)
Increase in cash and cash equivalents	13,201	8,732	2,058
Cash and cash equivalents at beginning of year	11,622	2,890	832
Cash and cash equivalents at end of year	24,823	11,622	2,890
Supplemental information:
Income taxes paid	—	—	1
Interest paid	3,849	3,128	2,716
See accompanying notes to financial statement information.
See accompanying Report of Independent Registered Public Accounting Firm.

STEWART INFORMATION SERVICES CORPORATION
(Parent Company)

NOTES TO FINANCIAL STATEMENT INFORMATION

The Parent Company operates as a holding company, transacting substantially all of its business through its subsidiaries. Its consolidated financial statements are included in Part II, Item 8 of Form 10-K. The Parent Company financial statements should be read in conjunction with the aforementioned consolidated financial statements and notes thereto and financial statement schedules.

Merger agreement. During March 2018, the Parent Company entered into an agreement and plan of merger with Fidelity National Financial, Inc. (FNF), in which the outstanding shares of the Parent Company will be exchanged for a combination of cash and shares of FNF, and the Parent Company and its subsidiaries will be merged into a subsidiary of FNF (the Mergers). The Mergers are subject to obtaining all federal and state regulatory approvals and the satisfaction of other customary closing conditions. For details on the Mergers, refer to Note 1 to the audited consolidated financial statements.

Investment income. During 2018, 2017 and 2016, Stewart Title Guaranty Company paid to the Parent Company dividends of $25.0 million, $20.0 million and $20.0 million, respectively.

Other operating expenses. Other operating expenses included $12.7 million and $2.9 million of expenses related to the Mergers and strategic alternatives review in 2018 and 2017, respectively. 2016 other operating expenses included $3.4 million of expenses related to the Class B Common Stock exchange agreement and shareholder activism.

Stockholders' equity. In 2018, the Parent Company adopted two new accounting standards which resulted in a reclassification of $1.0 million of net tax expense and $4.6 million of net unrealized investment gains from AOCI to retained earnings. In 2016, the Parent Company's stockholders approved the Class B Exchange Agreement, in which all outstanding shares of Class B Common Stock were retired in exchange for shares of Common Stock plus $12.0 million in cash. Also at the beginning of 2016, the Parent Company reclassified $0.6 million of unrecognized excess tax benefits related to share-based awards from additional paid-in capital to retained earnings as a result of adopting a new accounting standard. Refer to Note 12 to the audited consolidated financial statements for details for these equity transactions.

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

SCHEDULE II
STEWART INFORMATION SERVICES CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
December 31, 2018

Col. A	Col. B	Col. C Additions	Col. D Deductions		Col. E
Description	Balance at beginning of period	Charged to costs and expenses	(Describe)		Balance At end of period
	($000 omitted)
Stewart Information Services Corporation and subsidiaries:
Year ended December 31, 2018:
Estimated title losses	480,990	71,514	90,944	(A)	461,560
Valuation allowance for deferred tax assets	2,231	1,791	198		3,824
Allowance for uncollectible amounts	5,156	519	1,061	(B)	4,614
Year ended December 31, 2017:
Estimated title losses	462,572	96,532	78,114	(A)	480,990
Valuation allowance for deferred tax assets	2,457	—	226		2,231
Allowance for uncollectible amounts	9,647	207	4,698	(B)	5,156
Year ended December 31, 2016:
Estimated title losses	462,622	91,147	91,197	(A)	462,572
Valuation allowance for deferred tax assets	2,217	240	—		2,457
Allowance for uncollectible amounts	9,833	3,349	3,535	(B)	9,647

(A)	Represents primarily payments of policy and escrow losses and loss adjustment expenses.

(B)	Represents uncollectible accounts written off.
See accompanying Report of Independent Registered Public Accounting Firm.