Form 10-Q
period 2019-03-31
STEWART INFORMATION SERVICES CORP
filed 2019-05-01
CIK 94344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-02658
 STEWART INFORMATION SERVICES CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	74-1677330
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1980 Post Oak Blvd., Houston TX	77056
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (713) 625-8100
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1 par value	STC	New York Stock Exchange (NYSE)
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes      No ☑
On April 25, 2019, there were 23,700,473 outstanding shares of the issuer's Common Stock, $1 par value per share.

FORM 10-Q QUARTERLY REPORT
QUARTER ENDED MARCH 31, 2019

As used in this report, “we,” “us,” “our,” "Registrant," the “Company” and “Stewart” mean Stewart Information Services Corporation and our subsidiaries, unless the context indicates otherwise.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended March 31,
	2019	2018
	($000 omitted, except per share)
Revenues
Title revenues:
Direct operations	161,247	185,512
Agency operations	214,863	236,854
Ancillary services	14,282	11,831
Operating revenues	390,392	434,197
Investment income	4,724	4,704
Investment and other gains (losses) – net	3,403	(1,671)
	398,519	437,230
Expenses
Amounts retained by agencies	176,494	195,207
Employee costs	129,256	138,822
Other operating expenses	77,155	80,267
Title losses and related claims	15,686	18,981
Depreciation and amortization	5,990	6,234
Interest	1,164	974
	405,745	440,485
Loss before taxes and noncontrolling interests	(7,226)	(3,255)
Income tax benefit	2,442	1,294
Net loss	(4,784)	(1,961)
Less net income attributable to noncontrolling interests	1,982	1,819
Net loss attributable to Stewart	(6,766)	(3,780)

Net loss	(4,784)	(1,961)
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	4,588	(1,592)
Change in net unrealized gains and losses on investments	9,011	(8,006)
Reclassification adjustment for net losses (gains) included in net income	162	(249)
Other comprehensive income (loss), net of taxes:	13,761	(9,847)
Comprehensive income (loss)	8,977	(11,808)
Less net income attributable to noncontrolling interests	1,982	1,819
Comprehensive income (loss) attributable to Stewart	6,995	(13,627)

Basic and diluted average shares outstanding (000)	23,595	23,508
Basic and diluted loss per share attributable to Stewart	(0.29)	(0.16)
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of March 31, 2019 (Unaudited)	As of December 31, 2018
	($000 omitted)
Assets
Cash and cash equivalents	164,507	192,067
Short-term investments	23,473	22,950
Investments in debt and equity securities, at fair value	627,648	636,017
Receivables:
Premiums from agencies	29,421	29,032
Trade and other	46,382	43,568
Income taxes	1,982	489
Notes	2,935	2,987
Allowance for uncollectible amounts	(4,450)	(4,614)
	76,270	71,462
Property and equipment:
Land	3,512	3,991
Buildings	21,552	22,968
Furniture and equipment	216,901	216,498
Accumulated depreciation	(184,773)	(182,663)
	57,192	60,794
Operating lease assets	103,947	—
Title plants, at cost	74,737	74,737
Investments on equity method basis	8,611	8,590
Goodwill	248,890	248,890
Intangible assets, net of amortization	8,518	9,727
Deferred tax assets	4,575	4,575
Other assets	43,942	43,121
	1,442,310	1,372,930
Liabilities
Notes payable	105,043	108,036
Accounts payable and accrued liabilities	71,621	109,283
Operating lease liabilities	115,307	—
Estimated title losses	454,075	461,560
Deferred tax liabilities	17,360	14,214
	763,406	693,093
Contingent liabilities and commitments
Stockholders’ equity
Common Stock ($1 par value) and additional paid-in capital	187,139	186,714
Retained earnings	500,335	514,248
Accumulated other comprehensive (loss) income:
Net unrealized investment gains (losses) on debt securities investments	3,907	(5,266)
Foreign currency translation adjustments	(14,917)	(19,505)
Treasury stock – 352,161 common shares, at cost	(2,666)	(2,666)
Stockholders’ equity attributable to Stewart	673,798	673,525
Noncontrolling interests	5,106	6,312
Total stockholders’ equity (23,699,103 and 23,719,347 shares outstanding)	678,904	679,837
	1,442,310	1,372,930
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2019	2018
	($000 omitted)
Reconciliation of net loss to cash used by operating activities:
Net loss	(4,784)	(1,961)
Add (deduct):
Depreciation and amortization	5,990	6,234
Provision for bad debt	446	(143)
Investment and other (gains) losses – net	(3,403)	1,671
Amortization of net premium on debt securities investments	1,353	1,587
Payments for title losses (in excess of) less than provisions	(7,781)	710
Adjustment for insurance recoveries of title losses	380	1,198
Increase in receivables – net	(5,686)	(3,321)
Increase in other assets – net	(815)	(4,853)
Decrease in accounts payable and other liabilities – net	(26,212)	(30,258)
Change in net deferred income taxes	(252)	(161)
Net income from equity investees	(374)	(243)
Dividends received from equity investees	353	431
Stock-based compensation expense	804	140
Other – net	98	43
Cash used by operating activities	(39,883)	(28,926)
Investing activities:
Proceeds from sales of investments in securities	6,958	15,366
Proceeds from matured investments in debt securities	20,094	4,603
Purchases of investments in securities	(561)	(8,042)
Net (purchases) sales of short-term investments	(456)	63
Purchases of property and equipment, and real estate – net	(2,735)	(1,993)
Cash paid for acquisition of businesses	—	(11,978)
Other – net	1,287	464
Cash provided (used) by investing activities	24,587	(1,517)
Financing activities:
Payments on notes payable	(7,446)	(5,029)
Proceeds from notes payable	4,454	—
Distributions to noncontrolling interests	(3,177)	(2,928)
Repurchases of common stock	(379)	(579)
Cash dividends paid	(7,083)	(7,061)
Purchase of remaining interest in consolidated subsidiary	—	(281)
Cash used by financing activities	(13,631)	(15,878)
Effects of changes in foreign currency exchange rates	1,367	(284)
Decrease in cash and cash equivalents	(27,560)	(46,605)
Cash and cash equivalents at beginning of period	192,067	150,079
Cash and cash equivalents at end of period	164,507	103,474

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	Common Stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Noncontrolling interests	Total
	($000 omitted)
Three-month period ended March 31, 2019:
Balances at December 31, 2018	24,072	162,642	514,248	(24,771)	(2,666)	6,312	679,837
Net loss attributable to Stewart	—	—	(6,766)	—	—	—	(6,766)
Dividends on Common Stock ($0.30 per share)	—	—	(7,147)	—	—	—	(7,147)
Stock-based compensation	(11)	815	—	—	—	—	804
Stock repurchases	(9)	(370)	—	—	—	—	(379)
Net change in unrealized gains and losses on investments, net of taxes	—	—	—	9,011	—	—	9,011
Net investment realized loss reclassification, net of taxes	—	—	—	162	—	—	162
Foreign currency translation adjustments, net of taxes	—	—	—	4,588	—	—	4,588
Net income attributable to noncontrolling interests	—	—	—	—	—	1,982	1,982
Distributions to noncontrolling interests	—	—	—	—	—	(3,177)	(3,177)
Net effect of other changes in ownership	—	—	—	—	—	(11)	(11)
Balances at March 31, 2019	24,052	163,087	500,335	(11,010)	(2,666)	5,106	678,904

Three-month period ended March 31, 2018:
Balances at December 31, 2017	24,072	159,954	491,698	(847)	(2,666)	6,599	678,810
Cumulative effect adjustments on adoption of new accounting standards	—	—	3,592	(3,592)	—	—	—
Net loss attributable to Stewart	—	—	(3,780)	—	—	—	(3,780)
Dividends on Common Stock ($0.30 per share)	—	—	(7,151)	—	—	—	(7,151)
Stock-based compensation	28	112	—	—	—	—	140
Stock repurchases	(14)	(565)	—	—	—	—	(579)
Purchase of remaining interest in consolidated subsidiary	—	(201)	—	—	—	(80)	(281)
Net change in unrealized gains and losses on investments, net of taxes	—	—	—	(8,006)	—	—	(8,006)
Net investment realized gain reclassification, net of taxes	—	—	—	(249)	—	—	(249)
Foreign currency translation adjustments, net of taxes	—	—	—	(1,592)	—	—	(1,592)
Net income attributable to noncontrolling interests	—	—	—	—	—	1,819	1,819
Distributions to noncontrolling interests	—	—	—	—	—	(2,928)	(2,928)
Balances at March 31, 2018	24,086	159,300	484,359	(14,286)	(2,666)	5,410	656,203
See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1

Interim financial statements. The financial information contained in this report for the three months ended March 31, 2019 and 2018, and as of March 31, 2019, is unaudited. This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

C. Restrictions on cash and investments. The Company maintains investments in accordance with certain statutory requirements for the funding of statutory premium reserves. Statutory reserve funds are required to be fully funded and invested in high-quality securities and short-term investments. Statutory reserve funds are not available for current claim payments, which must be funded from current operating cash flow. Included in investments in debt and equity securities are statutory reserve funds of approximately $454.1 million and $462.2 million at March 31, 2019 and December 31, 2018, respectively, In addition, included within cash and cash equivalents are statutory reserve funds of approximately $49.6 million and $37.7 million at March 31, 2019 and December 31, 2018, respectively. Although these cash statutory reserve funds are not restricted or segregated in depository accounts, they are required to be held pursuant to state statutes. If the Company fails to maintain minimum investments or cash and cash equivalents sufficient to meet statutory requirements, the Company may be subject to fines or other penalties, including potential revocation of its business license. These funds are not available for any other purpose. In the event that insurance regulators adjust the determination of the statutory premium reserves of the Company’s title insurers, these restricted funds as well as statutory surplus would correspondingly increase or decrease.

D. Recently adopted accounting standard. In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, Topic 842: Leases (Topic 842) which updates the current guidance related to leases to increase transparency and comparability among organizations. Most prominent among the changes in the standard is the recognition of right-of-use lease assets and lease liabilities on the balance sheet by lessees for those leases classified as operating leases. Additional financial statement disclosures are required to enable users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. Topic 842 is effective for annual and interim periods beginning after December 15, 2018. Topic 842 permits adoption using either a modified retrospective approach or an optional transition method. The optional transition method allows the application of the recognition and measurement requirements of the standard in the period of adoption and annual disclosures using the legacy lease guidance in Topic 840 for comparative periods.

The Company adopted Topic 842 effective January 1, 2019 using the optional transition method of adoption. In addition, the Company elected practical expedients permitted under the transition guidance of the standard, which among other things, allowed the carry forward of the historical lease classifications for existing leases. The adoption resulted in the recognition on the Company's January 1, 2019 consolidated balance sheet of approximately $99.8 million of operating lease assets and lease liabilities, and the reclassification of approximately $10.7 million of existing deferred rent liabilities from accounts payable and accrued liabilities to operating lease assets. There was no impact on the Company's 2019 consolidated statements of operations and comprehensive income and cash flows. The accounting treatment for finance leases remained substantially unchanged.

E. Merger Agreement update. In relation to the Company's agreement and plan of merger (Merger Agreement) with Fidelity National Financial, Inc. (FNF) (the Mergers), as disclosed in detail in Note 1-S of the Company’s 2018 Annual Report on Form 10-K and in Exhibit 2.1 to the March 19, 2018 Form 8-K filed with the Securities and Exchange Commission, the Company continues to work with FNF in responding to the Second Request of the Federal Trade Commission (FTC).

Additionally, the Merger Agreement contains certain customary termination rights in favor of either the Company or FNF, which are exercisable (i) by mutual consent, (ii) upon the failure to complete the Mergers by March 18, 2019 (the End Date), subject to certain exceptions and subject to up to two (2) extensions of up to three (3) months each upon the election of either the Company or FNF if, as of such date, all closing conditions (other than the receipt of the Required Antitrust Regulatory Filings/Approvals, the receipt of the Required Insurance Regulatory Filings/Approvals and the absence of any law or court or other governmental order relating thereto) having been met or being capable of being satisfied as of such time, (iii) in the event of a final and non-appealable law or order that prohibits the consummation of the Mergers or (iv) if the Company’s stockholders do not vote to approve the Mergers. On March 11, 2019, FNF exercised the first option to extend the End Date by three months to June 18, 2019.

The Company worked with FNF on its new Form A application with the New York State Department of Financial Services, which disapproved a prior application with respect to Stewart Title Insurance Company, the Company's New York domiciled title insurance underwriter. The Company will continue to respond to the FTC's Second Request and maintain discussions with all other necessary regulatory bodies to seek approval of the proposed merger.

NOTE 2

Revenues. The Company's operating revenues, summarized by type, are as follows:

	Three Months Ended March 31,
	2019	2018
	($000 omitted)
Title insurance premiums:
Direct	111,918	132,761
Agency	214,863	236,854
Escrow fees	25,293	27,867
Search, abstract and valuation services	22,939	21,787
Other revenues	15,379	14,928
	390,392	434,197

NOTE 3

Investments in debt and equity securities. The total fair values of the Company's investments in debt and equity securities are as follows:

	March 31, 2019	December 31, 2018
	($000 omitted)
Investments in:
Debt securities	590,115	602,020
Equity securities	37,533	33,997
	627,648	636,017

As of March 31, 2019 and December 31, 2018, the net unrealized investment gains relating to investments in equity securities held were $6.6 million and $2.9 million, respectively.

The amortized costs and fair values of investments in debt securities are as follows:

	March 31, 2019		December 31, 2018
	Amortized costs	Fair values	Amortized costs	Fair values
	($000 omitted)
Municipal	60,467	61,348	61,779	61,934
Corporate	322,993	325,918	333,289	328,495
Foreign	195,177	196,430	200,667	198,938
U.S. Treasury Bonds	6,533	6,419	12,951	12,653
	585,170	590,115	608,686	602,020

Foreign debt securities consist of Canadian government and corporate bonds, United Kingdom treasury and corporate bonds, and Mexican government bonds.

Gross unrealized gains and losses on investments in debt securities are as follows:

	March 31, 2019		December 31, 2018
	Gains	Losses	Gains	Losses
	($000 omitted)
Municipal	945	64	482	327
Corporate	4,014	1,089	1,894	6,688
Foreign	2,336	1,083	1,402	3,131
U.S. Treasury Bonds	2	116	2	300
	7,297	2,352	3,780	10,446

Debt securities as of March 31, 2019 mature, according to their contractual terms, as follows (actual maturities may differ due to call or prepayment rights):

	Amortized costs	Fair values
	($000 omitted)
In one year or less	50,945	50,822
After one year through five years	326,286	328,615
After five years through ten years	176,344	178,348
After ten years	31,595	32,330
	585,170	590,115

Gross unrealized losses on investments in debt securities and the fair values of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2019, were:

	Less than 12 months		More than 12 months		Total
	Losses	Fair values	Losses	Fair values	Losses	Fair values
	($000 omitted)
Municipal	—	—	64	9,099	64	9,099
Corporate	28	9,652	1,061	117,827	1,089	127,479
Foreign	36	16,905	1,047	88,177	1,083	105,082
U.S. Treasury Bonds	—	—	116	6,310	116	6,310
	64	26,557	2,288	221,413	2,352	247,970

The number of specific debt investment holdings held in an unrealized loss position as of March 31, 2019 was 151. Of these securities, 138 were in unrealized loss positions for more than 12 months. During 2019, the overall gross unrealized losses on debt securities decreased compared to the prior year-end, primarily due to the decrease in the overall interest rate environment which improved the market values of investments. Since the Company does not intend to sell and will more likely than not maintain each investment security until its maturity or anticipated recovery, and no significant credit risk is deemed to exist, these investments are not considered as other-than-temporarily impaired. The Company believes its investment portfolio is diversified and expects no material loss to result from the failure to perform by issuers of the debt securities it holds. Investments made by the Company are not collateralized.

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

As of March 31, 2019, financial instruments measured at fair value on a recurring basis are summarized below:

	Level 1	Level 2	Fair value measurements
	($000 omitted)
Investments in securities:
Debt securities:
Municipal		61,348	61,348
Corporate		325,918	325,918
Foreign		196,430	196,430
U.S. Treasury Bonds		6,419	6,419
Equity securities	37,533		37,533
	37,533	590,115	627,648

As of December 31, 2018, financial instruments measured at fair value on a recurring basis are summarized below:

	Level 1	Level 2	Fair value measurements
	($000 omitted)
Investments in securities:
Debt securities:
Municipal	—	61,934	61,934
Corporate	—	328,495	328,495
Foreign	—	198,938	198,938
U.S. Treasury Bonds	—	12,653	12,653
Equity securities	33,997	—	33,997
	33,997	602,020	636,017

As of March 31, 2019, Level 1 financial instruments consist of equity securities. Level 2 financial instruments consist of municipal, governmental, and corporate bonds, both U.S. and foreign. In accordance with the Company’s policies and guidelines which incorporate relevant statutory requirements, the Company’s third-party registered investment manager invests only in securities rated as investment grade or higher by the major rating services, where observable valuation inputs are significant. The fair value of the Company's investments in debt and equity securities is primarily determined using a third-party pricing service provider. The third-party pricing service provider calculates the fair values using both market approach and model valuation methods, as well as pricing information obtained from brokers, dealers and custodians. Management ensures the reasonableness of the third-party service valuations by comparing them with pricing information from the Company's investment manager.

NOTE 5

Investment and other gains (losses) - net. Investments and other gains (losses) are detailed as follows:

	Three Months Ended March 31,
	2019	2018
	($000 omitted)
Investment and other gains	162	720
Investment and other losses	(305)	(188)
Net unrealized investment gains (losses) recognized on equity securities held	3,546	(2,203)
	3,403	(1,671)

Net investment gains (losses) recognized during the three months ended March 31, 2019 and 2018 related to investments in equity securities still held as of March 31, 2019 and 2018 are calculated as follows ($000 omitted):

	Three Months Ended March 31,
	2019	2018
	($000 omitted)
Net investment gains (losses) recognized on equity securities during the period	3,657	(2,226)
Less: Net realized gains (losses) on equity securities sold during the period	111	(23)
Net unrealized investment gains (losses) recognized on equity securities still held	3,546	(2,203)

Proceeds from sales of investments in securities are as follows:

	Three Months Ended March 31,
	2019	2018
	($000 omitted)
Proceeds from sales of debt securities	6,318	13,146
Proceeds from sales of equity securities	640	2,220
Total proceeds from sales of investment in securities	6,958	15,366

NOTE 6

Estimated title losses. A summary of estimated title losses for the three months ended March 31 is as follows:

	2019	2018
	($000 omitted)
Balances at January 1	461,560	480,990
Provisions:
Current year	15,526	18,880
Previous policy years	160	101
Total provisions	15,686	18,981
Payments, net of recoveries:
Current year	(2,695)	(2,564)
Previous policy years	(20,772)	(15,708)
Total payments, net of recoveries	(23,467)	(18,272)
Effects of changes in foreign currency exchange rates	296	(1,894)
Balances at March 31	454,075	479,805
Loss ratios as a percentage of title operating revenues:
Current year provisions	4.1%	4.5%
Total provisions	4.2%	4.5%

Provisions decreased during the three months ended March 31, 2019, compared to the same period in 2018, primarily due to the Company's lower loss provisioning rate as a result of better claims experience. Claim payments increased during the three months ended March 31, 2019, compared to the same period in 2018, primarily due to higher payments on existing large and non-large claims.

NOTE 7

Share-based payments. Beginning in 2018, the Company grants time-based and performance-based restricted stock units to executives and senior management employees. Each restricted stock unit represents a contractual right to receive a share of the Company's common stock. The time-based units vest on each of the first three anniversaries of the grant date, while the performance-based units vest upon achievement of certain financial objectives over a period of approximately three years. Awards are made pursuant to the Company’s employee incentive compensation plans and the compensation expense associated with the awards is recognized over the corresponding vesting period. The aggregate grant-date fair values of restricted stock unit awards during the first quarters 2019 and 2018 were $3.7 million (87,000 units with an average grant price per unit of $43.06) and $3.9 million (90,000 units with an average grant price per unit of $43.33), respectively.

NOTE 8

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

The calculation of the basic and diluted EPS is as follows:

	Three Months Ended March 31,
	2019	2018
	($000 omitted, except per share)
Numerator:
Net loss attributable to Stewart	(6,766)	(3,780)

Denominator (000):
Basic and diluted average shares outstanding	23,595	23,508

Basic and diluted loss per share attributable to Stewart	(0.29)	(0.16)

NOTE 9

Leases. The Company primarily leases office space, storage units, data centers and equipment, and determines if an arrangement is a lease at inception. Operating leases are included in operating lease assets and operating lease liabilities on the consolidated balance sheets. Operating lease assets represent the right to use the underlying leased assets over the corresponding lease terms. Finance leases are included in furniture and equipment and notes payable on the consolidated balance sheets. Operating lease assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of the Company's leases do not provide an implicit rate, the Company's incremental borrowing rate based on the information available at the lease commencement date is used in determining the present value of the future lease payments. Lease options to extend or terminate that the Company is reasonably certain to exercise are considered in the present value calculation.

Operating lease expense, which is calculated on a straight-line basis over the lease term and presented as part of other operating expenses in the statement of operations, is composed of the amortization of the lease asset and the accretion of the lease liability. Finance lease expense is composed of the depreciation of the lease asset and accretion of the lease liability and presented as part of depreciation and amortization and interest expense, respectively, in the statement of operations.

The Company accounts for the lease and non-lease fixed payment components of a lease agreement as a single lease component for all its classes of assets. Variable lease payments are not capitalized and are recorded as lease expense when incurred or paid. Operating leases with initial terms of 12 months or less (short-term leases), which are not reasonably certain to be extended at the commencement date, are not capitalized on the balance sheet. Additionally, operating leases of equipment are not recorded on the balance sheet on the basis that they are relatively short-term in nature and considered as not material to the consolidated balance sheet.

During the three months ended March 31, 2019, total operating lease expense was $11.5 million, which included $1.0 million of lease expense related to short-term leases and equipment, while total finance lease expense was $0.3 million.

Lease-related assets and liabilities as of March 31, 2019 are as follows ($000 omitted):

Assets:
Operating lease assets, net of accumulated amortization	103,947
Finance lease assets, net of accumulated depreciation	1,151
Total lease assets	105,098

Liabilities:
Operating lease liabilities	115,307
Finance lease liabilities	5,760
Total lease liabilities	121,067

Other information related to operating and finance leases during the three months ended March 31, 2019 is as follows:

	Operating	Finance

Cash paid for amounts included in the measurement of lease liabilities ($000)	11,095	897
Lease assets obtained in exchange for lease obligations ($000)	25,244	—
Weighted average remaining lease term (years):	4.7	2.8
Weighted average discount rate	4.5%	5.2%

Future minimum lease payments under operating and finance leases as of March 31, 2019 are as follows:

	Operating	Finance
	($000 omitted)
2019 (excludes the three months ended March 31, 2019)	30,221	2,180
2020	32,328	1,913
2021	23,953	957
2022	17,242	957
2023	12,262	80
Thereafter	20,928	—
Total future minimum lease payments	136,934	6,087
Less: imputed interest	(21,627)	(327)
Net future minimum lease payments	115,307	5,760

NOTE 10

Contingent liabilities and commitments. In the ordinary course of business, the Company guarantees the third-party indebtedness of certain of its consolidated subsidiaries. As of March 31, 2019, the maximum potential future payments on the guarantees are not more than the related notes payable recorded in the condensed consolidated balance sheets. The Company also guarantees the indebtedness related to lease obligations of certain of its consolidated subsidiaries. The maximum future obligations arising from these lease-related guarantees are not more than the Company’s future minimum lease payments. As of March 31, 2019, the Company also had unused letters of credit aggregating $5.4 million related to workers’ compensation and other insurance. The Company does not expect to make any payments on these guarantees.

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

NOTE 12

Segment information. The Company reports two operating segments: title and ancillary services and corporate. The title segment provides services needed to transfer title to property in a real estate transaction and includes services such as searching, examining, closing and insuring the condition of the title to the property. In addition, the title segment includes home and personal insurance services and Internal Revenue Code Section 1031 tax-deferred exchanges. The ancillary services and corporate segment includes search and valuation services, which are the principal offerings of ancillary services, and expenses of the parent holding company and certain other enterprise-wide overhead costs (net of centralized administrative services costs allocated to respective operating businesses).

Selected statement of operations information related to these segments is as follows:

	Three Months Ended March 31,
	2019	2018
	($000 omitted)
Title segment:
Revenues	384,437	425,411
Depreciation and amortization	5,153	5,317
(Loss) income before taxes and noncontrolling interest	(379)	5,125

Ancillary services and corporate segment:
Revenues	14,082	11,819
Depreciation and amortization	837	917
Loss before taxes and noncontrolling interest	(6,847)	(8,380)

Consolidated Stewart:
Revenues	398,519	437,230
Depreciation and amortization	5,990	6,234
Loss before taxes and noncontrolling interest	(7,226)	(3,255)

The Company does not provide asset information by reportable operating segment as it does not routinely evaluate the asset position by segment.

Revenues generated in the United States and all international operations are as follows:

	Three Months Ended March 31,
	2019	2018
	($000 omitted)
United States	376,482	413,304
International	22,037	23,926
	398,519	437,230

NOTE 13
Other comprehensive income (loss). Changes in the balances of each component of other comprehensive income (loss) and the related tax effects are as follows:

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount
	($000 omitted)
Net unrealized gains (losses) on investments:
Change in net unrealized gains and losses on investments	11,406	2,395	9,011	(10,134)	(2,128)	(8,006)
Less: reclassification adjustment for net losses (gains) included in net income	205	43	162	(315)	(66)	(249)
	11,611	2,438	9,173	(10,449)	(2,194)	(8,255)
Foreign currency translation adjustments	5,548	960	4,588	(2,279)	(687)	(1,592)
Other comprehensive income (loss)	17,159	3,398	13,761	(12,728)	(2,881)	(9,847)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S OVERVIEW

We reported a net loss attributable to Stewart of $6.8 million ($0.29 per diluted share) for the first quarter 2019, compared to a net loss attributable to Stewart of $3.8 million ($0.16 per diluted share) for the first quarter 2018. Pretax loss before noncontrolling interests for the first quarter 2019 was $7.2 million compared to a pretax loss before noncontrolling interests of $3.3 million for the first quarter 2018.

First quarter 2019 results included:

•	$3.5 million of net unrealized gains recorded in the title segment relating to changes in fair value of equity securities investments,

•
$2.0 million of third-party advisory expenses related to the Fidelity National Financial (FNF) merger transaction included in other operating expenses within the ancillary services and corporate segment,

•	$0.8 million of litigation expense related to a 2013 lender services acquisition included in other operating expenses within the ancillary services and corporate segment, and

•	$0.7 million of office closure costs included in other operating expenses within the title segment.

First quarter 2018 results included:

•	$2.3 million of third party advisory expenses recorded in other operating expenses in the ancillary services and corporate segment relating to the strategic alternatives review, and

•	$2.2 million of net unrealized losses recorded in the title segment relating to changes in fair value of equity securities investments.

Summary results of the title segment are as follows ($ in millions, except pretax margin):

	For the Three Months Ended March 31,
	2019	2018	% Change

Total operating revenues	376.1	422.4	(11)%
Investment income and other net gains	8.3	3.0	173%
Pretax income	(0.4)	5.1	(107)%
Pretax margin	(0.1)%	1.2%

Title operating revenues in the first quarter 2019 decreased compared to the prior year quarter as direct title and independent agency revenues decreased 13% and 9%, respectively. The segment’s overall operating expenses in the first quarter 2019 declined $35.5 million, or 8%, compared to the prior year quarter, as combined employee and other operating costs decreased 7% and title loss expense decreased 17%. Excluding the effects of the changes in fair value of equity securities investments and office closures, the title segment’s pretax loss was $3.3 million in the first quarter 2019, compared to pretax income of $7.3 million in the first quarter 2018.

Included in the non-commercial domestic revenues (as shown under the Results of Operations - Title revenues section) were revenues from purchase transactions and centralized title operations (primarily processing refinancing and default title orders) which, on a combined basis, declined $8.3 million primarily as a result of a total 10% decline in purchase and refinancing closed orders in the first quarter 2019 compared to the prior year quarter. The reduced orders were primarily influenced by the decline in total home sales and mortgage lending during the first quarter 2019 compared to the prior year quarter. Total commercial revenues decreased $13.4 million, or 26%, primarily due to fewer transactions during the first quarter 2019, compared to the first quarter 2018 which benefited from a few large portfolio transactions and carryover of some opened transactions from the fourth quarter 2017. First quarter 2019 domestic commercial fee per file increased 9% to approximately $9,600, primarily due to increased transaction sizes, while domestic residential fee per file increased 7% to approximately $2,300 as a result of the mix shift to more purchase transactions and home price appreciation. Total international title revenues decreased $2.2 million, or 10%, primarily driven by market conditions in Canada.

Gross revenues from independent agency operations declined in the first quarter 2019, compared to last year’s quarter, primarily as a result of reductions in generally high agency volume states of Texas, New Jersey, Utah, Pennsylvania and California, partially offset by a revenue increase in the state of New York. The independent agency remittance rate in the first quarter 2019 was 17.9%, which was comparable to the prior year quarter.

Summary results of the ancillary services and corporate segment are as follows ($ in millions):

	For the Three Months Ended March 31,
	2019	2018	% Change

Total revenues	14.1	11.8	19%
Pretax loss	(6.8)	(8.4)	18%

First quarter 2019 segment revenues increased compared to the prior year quarter, primarily due to a $3.1 million revenue increase from search services. Excluding the non-operating charges noted above for the segment, the first quarter 2019 pretax loss would have been $4.0 million, an improvement of $2.1 million, or 34%, compared to the prior year quarter. Additionally, the segment’s results for the first quarter 2019 and 2018 included approximately $7.5 million and $8.1 million, respectively, of net expenses attributable to parent company and corporate operations (including the above non-operating charges).

CRITICAL ACCOUNTING ESTIMATES

The preparation of the Company’s condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures surrounding contingencies and commitments.

Actual results can differ from our accounting estimates. While we do not anticipate significant changes in our estimates, there is a risk that such changes could have a material impact on our consolidated financial condition or results of operations for future periods. During the three months ended March 31, 2019, we made no material changes to our critical accounting estimates as previously disclosed in Management’s Discussion and Analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

Factors affecting revenues. The principal factors that contribute to changes in operating revenues for our title and ancillary services and corporate segments include:

•	mortgage interest rates;

•	availability of mortgage loans;

•	number and average value of mortgage loan originations;

•	ability of potential purchasers to qualify for loans;

•	inventory of existing homes available for sale;

•	ratio of purchase transactions compared with refinance transactions;

•	ratio of closed orders to open orders;

•	home prices;

•	consumer confidence, including employment trends;

•	demand by buyers;

•	number of households;

•	premium rates;

•	foreign currency exchange rates;

•	market share;

•	ability to attract and retain highly productive sales associates;

•	independent agency remittance rates;

•	opening of new offices and acquisitions;

•	office closures;

•	number and value of commercial transactions, which typically yield higher premiums;

•	government or regulatory initiatives, including tax incentives and the implementation of the new integrated disclosure requirements;

•	acquisitions or divestitures of businesses;

•	volume of distressed property transactions; and

•	seasonality and/or weather.

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

RESULTS OF OPERATIONS

Comparisons of our results of operations for the three months ended March 31, 2019 with the three months ended March 31, 2018 are set forth below. Factors contributing to fluctuations in the results of operations are presented in the order of their monetary significance, and we have quantified, when necessary, significant changes. Segment results are included in the discussions and, when relevant, are discussed separately.

Our statements on home sales and loan activity are based on published industry data from sources including Fannie Mae, the National Association of Realtors® (NAR) and the U.S. Census Bureau. We also use information from our direct operations.

Operating environment. Actual existing home sales in the first quarter 2019 declined approximately 7% from the first quarter 2018. March 2019 existing home sales totaled 400,000, which was down (seasonally-adjusted) 5% both from a year ago and from February 2019. March 2019 median and average home prices rose approximately 4% and 3%, respectively, compared to March 2018 prices. March 2019 housing starts were flat compared to February 2019, but declined 14% from a year ago. Newly issued building permits in March 2019 were down 2% and 8% sequentially from February 2019 and from a year ago, respectively. According to Fannie Mae, one-to-four family residential lending declined 11% to $331 billion in the first quarter 2019 from $374 billion in the first quarter 2018, primarily driven by $42 billion, or 29%, lower refinancing originations. Fannie Mae expects home sales to stabilize in 2019, primarily as a result of lower mortgage interest rates, wage gains and home price deceleration. Total lending in 2019 is forecasted to increase $20 billion, or 1%, from 2018, primarily due to increased expected purchase originations. The 30-year mortgage interest rate is expected to average 4.2% in 2019 compared to 4.5% in 2018.

Title revenues. Direct title revenue information is presented below:

	Three Months Ended March 31,
	2019	2018	% Change
	($ in millions)
Non-commercial
Domestic	107.4	115.7	(7)%
International	15.6	18.2	(14)%
	123.0	133.9	(8)%
Commercial:
Domestic	33.7	47.5	(29)%
International	4.5	4.1	10%
	38.2	51.6	(26)%
Total direct title revenues	161.2	185.5	(13)%
Revenues from direct title operations, which include residential, commercial, international and centralized title services transactions, decreased $24.3 million in the first quarter 2019, compared to the first quarter 2018, as a result of lower overall closed orders. Residential revenues decreased $4.9 million, or 5%, while revenues from centralized title operations, which primarily process refinancing and default title orders, decreased $3.4 million, or 42%, primarily due to a 10% decline in total purchase and refinancing closed orders in the first quarter 2019, compared to the same period in 2018. The reduced orders were largely influenced by the decline in total home sales and mortgage lending during the first quarter 2019 compared to the prior year quarter.
Our direct operations include local offices and international operations, and we generate commercial revenues both domestically and internationally. U.S. commercial revenues decreased $13.8 million primarily due to fewer commercial transactions, partially offset by a 9% improvement in domestic commercial fee per file, in the first quarter 2019 compared to the first quarter 2018. Total international revenues declined $2.2 million, or 10%, in the first quarter 2019 compared to last year's quarter, primarily driven by lower volumes from our Canada operations, partially offset by increased commercial revenues. Direct revenues constituted 43% and 44% of our total title revenues in the first quarters 2019 and 2018, respectively.

Orders information for the three months ended March 31 is as follows:

	2019	2018*	Change	% Change
Opened Orders:
Commercial	4,298	7,439	(3,141)	(42)%
Purchase	53,547	56,491	(2,944)	(5)%
Refinance	23,184	23,132	52	—%
Other	1,591	3,013	(1,422)	(47)%
Total	82,620	90,075	(7,455)	(8)%

Closed Orders:
Commercial	3,504	5,395	(1,891)	(35)%
Purchase	33,318	36,681	(3,363)	(9)%
Refinance	13,243	14,879	(1,636)	(11)%
Other	996	3,115	(2,119)	(68)%
Total	51,061	60,070	(9,009)	(15)%
*Prior year commercial orders were updated to take into account changes to our domestic order tracking process and the exclusion of international orders.

Gross revenues from independent agency operations declined $22.0 million, or 9%, in the first quarter 2019 compared to last year’s quarter, primarily as a result of reductions in generally high agency volume states of Texas, New Jersey, Utah, Pennsylvania and California, partially offset by a revenue increase in the state of New York. Agency revenues, net of retention, decreased $3.3 million, or 8%, in the first quarter 2019 versus the first quarter 2018, primarily driven by the gross agency revenue decline accompanied by comparable average agency remittance rates. Refer further to the "Retention by agencies" discussion under Expenses below.

Ancillary services revenues. Ancillary services operating revenues increased $2.5 million, or 21%, in the first quarter 2019 compared to the prior year quarter, primarily as a result of increased revenues from our search services operations due to increased orders from existing customers.

Investment income. Investment income during the first quarter 2019 was comparable to the first quarter 2018.

Investment and other gains (losses) - net. Investment and other gains (losses) - net for the first quarters 2019 and 2018 were primarily driven by $3.5 million of net unrealized gains and $2.2 million of net unrealized losses, respectively, related to the fair value changes of equity securities investments.

Expenses. An analysis of expenses is shown below:

	Three Months Ended March 31,
	2019	2018	% Change
	($ in millions)

Amounts retained by agencies	176.5	195.2	(10)%
As a % of agency revenues	82.1%	82.4%
Employee costs	129.3	138.8	(7)%
As a % of operating revenues	33.1%	32.0%
Other operating expenses	77.2	80.3	(4)%
As a % of operating revenues	19.8%	18.5%
Title losses and related claims	15.7	19.0	(17)%
As a % of title revenues	4.2%	4.5%

Retention by agencies. Amounts retained by title agencies are based on agreements between agencies and our title underwriters. Amounts retained by independent agencies, as a percentage of revenues generated by them, averaged 82.1% and 82.4% in the first quarters 2019 and 2018, respectively. The average retention percentage may vary from period to period due to the geographical mix of agency operations, the volume of title revenues and, in some states, laws or regulations. Due to the variety of such laws or regulations, as well as competitive factors, the average retention rate can differ significantly from state to state. In addition, a high proportion of our independent agencies are in states with retention rates greater than 80%. We continue to focus on increasing profit margins in every state, increasing premium revenue in states where remittance rates are above 20%, and maintaining the quality of our agency network, which we believe to be the industry’s best, in order to mitigate claims risk and drive consistent future performance. While market share is important in our agency operations channel, it is not as important as margins, risk mitigation and profitability.

Employee costs. Total employee costs decreased $9.6 million in the first quarter 2019 compared to the first quarter 2018, primarily due to lower salaries as a result of an approximately 10% decrease in average employee counts, which was principally related to volume declines in our direct title operations and headcount reductions to align staffing with the performance of certain business units of our ancillary services operations. Employee costs in the title and ancillary services and corporate segments decreased $8.5 million, or 6%, and $1.0 million, or 14%, respectively, in the first quarter 2019 compared to the prior year quarter.

Other operating expenses. Other operating expenses include costs that are fixed in nature, costs that follow, to varying degrees, changes in transaction volumes and revenues and costs that fluctuate independently of revenues. Costs that are fixed in nature include attorney and professional fees, third-party outsourcing provider fees, equipment rental, insurance, rent and other occupancy expenses, repairs and maintenance, technology costs, telecommunications and title plant expenses. Costs that follow, to varying degrees, changes in transaction volumes and revenues include attorney fee splits, bad debt expenses, ancillary services cost of sales expenses, copy supplies, delivery fees, outside search fees, postage, premium taxes and title plant maintenance expenses. Costs that fluctuate independently of revenues include general supplies, litigation defense, business promotion and marketing and travel.

Consolidated other operating expenses decreased $3.1 million in the first quarter 2019 compared to the first quarter 2018. During the first quarter 2019, we incurred $2.0 million of third-party advisory expenses recorded in the ancillary services and corporate segment related to the FNF merger transaction, $0.8 million of litigation expense related to a 2013 lender services acquisition recorded in the ancillary services and corporate segment, and $0.7 million of office closure costs included within the title segment. In comparison, during the first quarter 2018, we incurred $2.3 million of third-party advisory expenses related to the FNF merger transaction which was recorded in the ancillary services and corporate segment. Excluding these non-operating charges, other operating expenses, as a percentage of operating revenues, were 18.9% in the first quarter 2019 compared to 18.0% in the prior year quarter.

Costs that follow, to varying degrees, changes in transaction volumes and revenues decreased $1.3 million, or 4%, in the first quarter 2019, compared to the first quarter 2018, primarily due to reduced outside title search fees and attorney fee splits consistent with lower direct title revenues. Excluding the litigation and office closures expenses mentioned above, costs that fluctuate independently of revenues decreased $0.4 million, or 4%, in the first quarter 2019 compared to the prior year quarter primarily due to decreased travel and general supplies expenses. Excluding the merger-related expenses mentioned above, costs that are fixed in nature decreased $2.3 million, or 7%, in the first quarter 2019, compared to the same period in 2018, primarily due to lower telecommunications and insurance expenses.

Title losses. Provisions for title losses, as a percentage of title operating revenues, were 4.2% and 4.5% for the first quarters 2019 and 2018, respectively. Title losses decreased $3.3 million, or 17%, in the first quarter 2019 compared to the first quarter 2018, primarily because of lower loss provisioning rates resulting from our favorable loss development experience. The title loss ratio in any given quarter can be significantly influenced by changes in new large claims incurred, escrow losses and adjustments to reserves for existing large claims. We expect our title loss expense for the year 2019 will range between 4.0% to 4.2% of title revenues.

Cash claim payments increased $5.2 million, or 28%, in the first quarter 2019 compared to the first quarter 2018, primarily due to higher payments on existing large and non-large claims. We continue to manage and resolve large claims prudently and in keeping with our commitments to our policyholders.

The composition of title policy loss expense is as follows:

	Three Months Ended March 31,
	2019	2018
	($ in millions)
Provisions – known claims:
Current year	1.9	1.5
Prior policy years	17.3	14.7
	19.2	16.2
Provisions – IBNR
Current year	13.6	17.4
Prior policy years	0.2	0.1
	13.8	17.5
Transferred from IBNR to known claims	(17.3)	(14.7)
Total provisions	15.7	19.0

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

Known claims provisions increased $3.0 million, or 19%, in the first quarter 2019 compared to the last year's quarter, primarily as a result of higher claims reported relating to prior policy years. Total provisions - IBNR in the first quarter 2019 decreased $3.7 million, or 21%, compared to the first quarter 2018, primarily due to a decrease in the loss provisioning rate related to the current year resulting from our favorable loss development experience. As a percentage of title operating revenues, provisions - IBNR for the current policy year were 3.6% and 4.1% in the first quarters 2019 and 2018, respectively.

In addition to title policy claims, we incur losses in our direct operations from escrow, closing and disbursement functions. These escrow losses typically relate to errors or other miscalculations of amounts to be paid at closing, including timing or amount of a mortgage payoff, payment of property or other taxes and payment of homeowners’ association fees. Escrow losses also arise in cases of fraud, and in those cases, the title insurer incurs the loss under its obligation to ensure that an unencumbered title is conveyed. Escrow losses are recognized as expense when discovered or when contingencies associated with them (such as litigation) are resolved and are typically paid less than 12 months after the loss is recognized. During the first quarters 2019 and 2018, we recorded approximately $0.6 million and $0.9 million, respectively, of policy loss reserves relating to escrow losses arising from fraud.

Total title policy loss reserve balances are as follows:

	March 31, 2019	December 31, 2018
	($ in millions)
Known claims	62.6	66.9
IBNR	391.5	394.7
Total estimated title losses	454.1	461.6

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

Depreciation and amortization. Depreciation and amortization expenses during the first quarter 2019 decreased $0.2 million, or 4%, compared to the prior year quarter, primarily due to some assets becoming fully depreciated.

Income taxes. Our effective tax rates for the first quarter 2019 and 2018, based on loss before taxes and after deducting income attributable to noncontrolling interests, were 27% and 26%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources reflect our ability to generate cash flow to meet our obligations to shareholders, customers (payments to satisfy claims on title policies), vendors, employees, lenders and others. As of March 31, 2019, our cash and investments, including amounts reserved pursuant to statutory requirements, aggregated $815.6 million ($311.9 million, net of statutory reserves on cash and investments). Of our total cash and investments at March 31, 2019, $545.9 million ($246.2 million, net of statutory reserves) was held in the United States (U.S.) and the rest internationally, principally in Canada.

Cash held at the parent company totaled $15.5 million at March 31, 2019. As a holding company, the parent company is funded principally by cash from its subsidiaries in the form of dividends, operating and other administrative expense reimbursements and pursuant to intercompany tax sharing agreements. The expense reimbursements are paid in accordance with management agreements, approved by the Texas Department of Insurance (TDI), among us and our subsidiaries. In addition to funding operating expenses, cash held at the parent company is used for dividend payments to common stockholders and for stock repurchases, if any. To the extent such uses exceed cash available, the parent company is dependent on distributions from its regulated title insurance underwriter, Stewart Title Guaranty Company (Guaranty).

A substantial majority of our consolidated cash and investments as of March 31, 2019 was held by Guaranty and its subsidiaries. The use and investment of these funds, dividends to the parent company, and cash transfers between Guaranty and its subsidiaries and the parent company are subject to certain legal and regulatory restrictions. In general, Guaranty may use its cash and investments in excess of its legally-mandated statutory premium reserve (established in accordance with requirements under Texas law) to fund its insurance operations, including claims payments. Guaranty may also, subject to certain limitations, provide funds to its subsidiaries (whose operations consist principally of field title offices and ancillary services operations) for their operating and debt service needs.

We maintain investments in accordance with certain statutory requirements for the funding of statutory premium reserves. Statutory reserve funds are required to be fully funded and invested in high-quality securities and short-term investments. Statutory reserve funds are not available for current claim payments, which must be funded from current operating cash flow. Included in investments in debt and equity securities are statutory reserve funds of approximately $454.1 million and $462.2 million at March 31, 2019 and December 31, 2018, respectively. In addition, included within cash and cash equivalents are statutory reserve funds of approximately $49.6 million and $37.7 million at March 31, 2019 and December 31, 2018, respectively. As of March 31, 2019, our known claims reserve totaled $62.6 million and our estimate of claims that may be reported in the future, under generally accepted accounting principles, totaled $391.5 million. In addition to this, we had cash and investments (excluding equity method investments) of $239.5 million which are available for underwriter operations, including claims payments.

The ability of Guaranty to pay dividends to its parent is governed by Texas insurance law. The TDI must be notified of any dividend declared, and any dividend in excess of the statutory maximum of 20% of surplus (approximately $115.0 million as of December 31, 2018) would be, by regulation, considered extraordinary and subject to pre-approval by the TDI. Also, the Texas Insurance Commissioner may raise an objection to a planned distribution during the notification period. Guaranty’s actual ability or intent to pay dividends to its parent may be constrained by business and regulatory considerations, such as the impact of dividends on surplus and the liquidity ratio, which could affect its ratings and competitive position, the amount of insurance it can write and its ability to pay future dividends. As of December 31, 2018, our liquidity ratio for our principal underwriter was 109% based on its statutory balance sheet. No dividend was paid by Guaranty to its parent during the first three months of 2019 and 2018.

As the parent company conducts no operations apart from its wholly-owned subsidiaries, the discussion below focuses on consolidated cash flows.

	For the Three Months Ended March 31,
	2019	2018
	($ in millions)
Net cash used by operating activities	(39.9)	(28.9)
Net cash provided (used) by investing activities	24.6	(1.5)
Net cash used by financing activities	(13.6)	(15.9)

Operating activities. Our principal sources of cash from operations are premiums on title policies and revenue from title service-related transactions, ancillary services and other operations. Our independent agencies remit cash to us net of their contractual retention. Our principal cash expenditures for operations are employee costs, operating costs and title claims payments.

Net cash used by operations in the first quarter 2019 increased to $39.9 million, compared to net cash used of $28.9 million in the first quarter 2018, primarily due to the higher net loss and increased payments of liabilities during the first quarter 2019. Although our business is labor intensive, we are focused on a cost-effective, scalable business model which includes utilization of technology, centralized back and middle office functions and business process outsourcing. We are continuing our emphasis on cost management, specifically focusing on lowering unit costs of production, which will result in improved margins. Our plans to improve margins also include additional automation of manual processes, and further consolidation of our various systems and production operations. We are currently investing in the technology necessary to accomplish these goals.

Investing activities. Cash provided and used by investing activities is primarily driven by proceeds from matured and sold investments, purchases of investments, capital expenditures and acquisition of subsidiaries. During the first quarter 2019, total proceeds from securities investments sold and matured were $27.1 million, compared to $20.0 million during the first quarter 2018; while cash used for purchases of securities investments was $0.6 million during the first quarter 2019, compared to $8.0 million during the prior year quarter. The lower purchases of investments during 2019 was primarily due to our decision, as bonds matured, to invest in cash equivalents and short-term investments, which have attractive interest rates in the current markets on a risk adjusted basis.

During the first quarters 2019 and 2018, we used $2.7 million and $2.0 million, respectively, of cash for purchases of property and equipment, while we used $12.0 million of cash for acquisitions of new subsidiaries during the first quarter 2018. We maintain investment in capital expenditures at a level that enables us to implement technologies for increasing our operational and back-office efficiencies and to pursue growth in key markets.

Financing activities and capital resources. Total debt and stockholders’ equity were $105.0 million and $678.9 million, respectively, as of March 31, 2019. Notes payable payments during the first quarters 2019 and 2018 of $6.6 million and $4.1 million, respectively, were related to short-term loan agreements in connection with our Section 1031 tax-deferred property exchange (Section 1031) business. At March 31, 2019, the outstanding balance of the line of credit facility was $98.9 million, while the remaining balance of the line of credit available for use was $48.6 million, net of an unused $2.5 million letter of credit. At March 31, 2019, our debt-to-equity ratio, excluding our Section 1031 notes, was approximately 15.4%, below the 20% we have set as our unofficial internal limit on leverage.

During each of the first quarters 2019 and 2018, we paid total dividends of $7.1 million or $0.30 per common share.

Effect of changes in foreign currency exchange rates. The effect of changes in foreign currency exchange rates on our cash and cash equivalents on the consolidated statements of cash flows was a net increase of $1.4 million during the first quarter 2019 and a net decrease of $0.3 million during the same period in 2018. Our principal foreign operating unit is in Canada, and, on average, the value of the Canadian dollar relative to the U.S. dollar improved in the first quarter 2019 and declined in the the same period in 2018.

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

Other comprehensive income (loss). Unrealized gains and losses on available-for-sale securities investments and changes in foreign currency exchange rates are reported net of deferred taxes in accumulated other comprehensive (loss) income, a component of stockholders’ equity, until realized. During the first quarter 2019, net unrealized investment gains of $9.2 million, net of taxes, which increased our other comprehensive income, were primarily related to increases in the fair values of our overall bond securities investment portfolio driven by decreases in the overall interest rate environment. During the first quarter 2018, net unrealized investment losses of $8.3 million, net of taxes, which increased our other comprehensive loss, were primarily related to decreases in the fair values of our corporate, municipal and foreign bond securities investments which were influenced by the rising interest rate market environment.

Changes in foreign currency exchange rates, primarily related to our Canadian operations, increased our other comprehensive income, net of taxes, by $4.6 million in the first quarter 2019; while they increased our other comprehensive loss, net of taxes, by $1.6 million for the same period in 2018.

Off-balance sheet arrangements. We do not have any material source of liquidity or financing that involves off-balance sheet arrangements, other than our contractual obligations under operating leases. We also routinely hold funds in segregated escrow accounts pending the closing of real estate transactions and have qualified intermediaries in tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code. The Company holds the proceeds from these transactions until a qualifying exchange can occur. In accordance with industry practice, these segregated accounts are not included on the balance sheet. See Note 17 in our Annual Report on Form 10-K for the year ended December 31, 2018.

Forward-looking statements. Certain statements in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to future, not past, events and often address our expected future business and financial performance.  These statements often contain words such as "expect," "anticipate," "intend," "plan," "believe," "seek," "will," "foresee" or other similar words. Forward-looking statements by their nature are subject to various risks and uncertainties that could cause our actual results to be materially different than those expressed in the forward-looking statements. These risks and uncertainties include, among other things, the challenging economic conditions; adverse changes in the level of real estate activity; changes in mortgage interest rates, existing and new home sales, and availability of mortgage financing; our ability to respond to and implement technology changes, including the completion of the implementation of our enterprise systems; the impact of unanticipated title losses or the need to strengthen our policy loss reserves; any effect of title losses on our cash flows and financial condition; the ability to attract and retain highly productive sales associates; the impact of vetting our agency operations for quality and profitability; independent agency remittance rates; changes to the participants in the secondary mortgage market and the rate of refinancing that affects the demand for title insurance products; regulatory non-compliance, fraud or defalcations by our title insurance agencies or employees; our ability to timely and cost-effectively respond to significant industry changes and introduce new products and services; the outcome of pending litigation; the impact of changes in governmental and insurance regulations, including any future reductions in the pricing of title insurance products and services; our dependence on our operating subsidiaries as a source of cash flow; the continued realization of expense savings from our cost management program; our ability to successfully integrate acquired businesses; our ability to access the equity and debt financing markets when and if needed; our ability to grow our international operations; seasonality and weather; and our ability to respond to the actions of our competitors. These risks and uncertainties, as well as others, are discussed in more detail in our documents filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2018, and if applicable, our Quarterly Reports on Form 10-Q, and our Current Reports on Form 8-K. All forward-looking statements included in this report are expressly qualified in their entirety by such cautionary statements. We expressly disclaim any obligation to update, amend or clarify any forward-looking statements contained in this report to reflect events or circumstances that may arise after the date hereof, except as may be required by applicable law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes during the quarter ended March 31, 2019 in our investment strategies, types of financial instruments held or the risks associated with such instruments that would materially alter the market risk disclosures made in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. Our principal executive officer and principal financial officer are responsible for establishing and maintaining disclosure controls and procedures. They evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2019, and have concluded that, as of such date, our disclosure controls and procedures are adequate and effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting during the quarter ended March 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

See discussion of legal proceedings in Note 11 to the condensed consolidated financial statements included in Item 1 of Part I of this Report, which is incorporated by reference into this Part II, Item 1, as well as Item 3. Legal Proceedings, in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 1A. Risk Factors

There are no changes during the three months ended March 31, 2019 to our risk factors as listed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases of our Common Stock during the quarter ended March 31, 2019, except for repurchases of approximately 8,900 shares (aggregate purchase price of approximately $0.4 million) related to the statutory income tax withholding on the vesting of restricted share grants to executives and senior management.

Item 5. Other Information

Book value per share. Our book value per share was $28.65 and $28.66 as of March 31, 2019 and December 31, 2018, respectively. As of March 31, 2019, our book value per share was based on approximately $678.9 million in stockholders’ equity and 23,699,103 shares of Common Stock outstanding. As of December 31, 2018, our book value per share was based on approximately $679.8 million in stockholders’ equity and 23,719,347 shares of Common Stock outstanding.

Item 6. Exhibits

Exhibit

2.1	-
Agreement and Plan of Merger, dated as of March 18, 2018, among the Registrant, Fidelity National Financial, Inc., A Holdco Corp. and S Holdco LLC. (incorporated by reference in this report from Exhibit 2.1 of the Current Report on Form 8-K filed on March 19, 2018)

3.1	-	Restated Certificate of Incorporation of the Registrant, dated April 28, 2016 (incorporated by reference in this report from Exhibit 3.1 of the Current Report on Form 8-K filed April 29, 2016)

3.2	-	Third Amended and Restated By-Laws of the Registrant, as of April 27, 2016 (incorporated by reference in this report from Exhibit 3.2 of the Current Report on Form 8-K filed April 28, 2016)

10.1†*	-	Amendment to Employment Agreement, effective January 1, 2019, by and between the Registrant and John Magness

10.2†*	-	Amendment to Employment Agreement, effective January 1, 2019, by and between the Registrant and David A. Fauth

31.1*	-	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	-	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	-	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	-	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	-	XBRL Instance Document

101.SCH*	-	XBRL Taxonomy Extension Schema Document

101.CAL*	-	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	-	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	-	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	-	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith
† Management contract or compensatory plan

SIGNATURE
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 1, 2019
Date

Stewart Information Services Corporation
Registrant

By:	/s/ David C. Hisey
David C. Hisey, Chief Financial Officer, Secretary and Treasurer