Form 10-Q
period 2019-06-30
STEWART INFORMATION SERVICES CORP
filed 2019-08-07
CIK 94344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
or
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-02658
 STEWART INFORMATION SERVICES CORPORATION
(Exact name of registrant as specified in its charter)

Delaware		74-1677330
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
1360 Post Oak Blvd.,	Suite 100
Houston,	Texas	77056
(Address of principal executive offices)		(Zip Code)
Registrant’s telephone number, including area code: (713) 625-8100
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1 par value per share	STC	New York Stock Exchange
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

☑	Large accelerated filer	☐	Non-accelerated filer	☐	Emerging growth company

☐	Accelerated filer	☐	Smaller reporting company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☑
On July 31, 2019, there were 23,712,238 outstanding shares of the issuer's Common Stock.

FORM 10-Q QUARTERLY REPORT
QUARTER ENDED JUNE 30, 2019

As used in this report, “we,” “us,” “our,” "Registrant," the “Company” and “Stewart” mean Stewart Information Services Corporation and our subsidiaries, unless the context indicates otherwise.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	($000 omitted, except per share)
Revenues
Title revenues:
Direct operations	227,883	224,240	389,130	409,752
Agency operations	230,817	247,257	445,680	484,111
Ancillary services	7,798	13,732	22,080	25,563
Operating revenues	466,498	485,229	856,890	919,426
Investment income	5,155	5,247	9,879	9,951
Investment and other gains – net	422	2,393	3,826	722
	472,075	492,869	870,595	930,099
Expenses
Amounts retained by agencies	191,091	203,793	367,586	399,000
Employee costs	139,896	146,278	269,151	285,101
Other operating expenses	86,051	85,953	163,207	166,220
Title losses and related claims	18,786	18,697	34,473	37,678
Depreciation and amortization	5,775	6,154	11,764	12,388
Interest	1,124	673	2,288	1,646
	442,723	461,548	848,469	902,033
Income before taxes and noncontrolling interests	29,352	31,321	22,126	28,066
Income tax expense	(7,027)	(5,601)	(4,585)	(4,307)
Net income	22,325	25,720	17,541	23,759
Less net income attributable to noncontrolling interests	3,019	3,342	5,001	5,161
Net income attributable to Stewart	19,306	22,378	12,540	18,598

Net income	22,325	25,720	17,541	23,759
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	2,475	(4,038)	7,063	(5,630)
Change in net unrealized gains and losses on investments	5,371	(2,428)	14,382	(10,434)
Reclassification adjustment for net losses (gains) included in net income	50	(231)	212	(480)
Other comprehensive income (loss), net of taxes:	7,896	(6,697)	21,657	(16,544)
Comprehensive income	30,221	19,023	39,198	7,215
Less net income attributable to noncontrolling interests	3,019	3,342	5,001	5,161
Comprehensive income attributable to Stewart	27,202	15,681	34,197	2,054

Basic average shares outstanding (000)	23,614	23,546	23,605	23,527
Basic earnings per share attributable to Stewart	0.82	0.95	0.53	0.79
Diluted average shares outstanding (000)	23,758	23,625	23,750	23,607
Diluted earnings per share attributable to Stewart	0.81	0.95	0.53	0.79
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of June 30, 2019 (Unaudited)	As of December 31, 2018
	($000 omitted)
Assets
Cash and cash equivalents	201,205	192,067
Short-term investments	23,064	22,950
Investments in debt and equity securities, at fair value	617,349	636,017
Receivables:
Premiums from agencies	32,347	29,032
Trade and other	52,471	43,568
Income taxes	4,304	489
Notes	2,889	2,987
Allowance for uncollectible amounts	(4,025)	(4,614)
	87,986	71,462
Property and equipment:
Land	3,512	3,991
Buildings	21,498	22,968
Furniture and equipment	218,726	216,498
Accumulated depreciation	(186,439)	(182,663)
	57,297	60,794
Operating lease assets	102,134	—
Title plants, at cost	74,737	74,737
Investments on equity method basis	8,455	8,590
Goodwill	248,890	248,890
Intangible assets, net of amortization	7,340	9,727
Deferred tax assets	4,575	4,575
Other assets	44,007	43,121
	1,477,039	1,372,930
Liabilities
Notes payable	105,404	108,036
Accounts payable and accrued liabilities	85,436	109,283
Operating lease liabilities	114,022	—
Estimated title losses	450,208	461,560
Deferred tax liabilities	21,142	14,214
	776,212	693,093
Contingent liabilities and commitments
Stockholders’ equity
Common Stock ($1 par value) and additional paid-in capital	188,300	186,714
Retained earnings	512,467	514,248
Accumulated other comprehensive income (loss):
Net unrealized investment gains (losses) on debt securities investments	9,328	(5,266)
Foreign currency translation adjustments	(12,442)	(19,505)
Treasury stock – 352,161 common shares, at cost	(2,666)	(2,666)
Stockholders’ equity attributable to Stewart	694,987	673,525
Noncontrolling interests	5,840	6,312
Total stockholders’ equity (23,712,238 and 23,719,347 shares outstanding)	700,827	679,837
	1,477,039	1,372,930
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2019	2018
	($000 omitted)
Reconciliation of net income to cash (used) provided by operating activities:
Net income	17,541	23,759
Add (deduct):
Depreciation and amortization	11,764	12,388
Provision for bad debt	462	69
Investment and other gains – net	(3,826)	(722)
Amortization of net premium on debt securities investments	2,628	3,116
Payments for title losses in excess of provisions	(11,178)	(1,175)
Adjustment for insurance recoveries of title losses	314	1,448
Increase in receivables – net	(16,865)	(4,363)
Increase in other assets – net	(1,111)	(2,626)
Decrease in accounts payable and other liabilities – net	(11,588)	(26,326)
Change in net deferred income taxes	1,185	(457)
Net income from equity investees	(1,047)	(768)
Dividends received from equity investees	1,220	985
Stock-based compensation expense	2,057	1,979
Other – net	15	60
Cash (used) provided by operating activities	(8,429)	7,367
Investing activities:
Proceeds from sales of investments in securities	9,952	25,722
Proceeds from matured investments in debt securities	35,884	10,355
Purchases of investments in securities	(1,263)	(26,220)
Net (purchases) sales of short-term investments	(58)	221
Purchases of property and equipment, and real estate – net	(7,889)	(5,690)
Cash paid for acquisition of businesses	—	(11,978)
Other – net	1,705	458
Cash provided (used) by investing activities	38,331	(7,132)
Financing activities:
Payments on notes payable	(23,139)	(5,993)
Proceeds from notes payable	20,506	26
Distributions to noncontrolling interests	(5,487)	(5,751)
Repurchases of common stock	(471)	(672)
Cash dividends paid	(14,167)	(14,127)
Purchase of remaining interest in consolidated subsidiary	—	(1,112)
Cash used by financing activities	(22,758)	(27,629)
Effects of changes in foreign currency exchange rates	1,994	(1,557)
Increase (decrease) in cash and cash equivalents	9,138	(28,951)
Cash and cash equivalents at beginning of period	192,067	150,079
Cash and cash equivalents at end of period	201,205	121,128

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	Common Stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Noncontrolling interests	Total
	($000 omitted)
Six Months Ended June 30, 2019:
Balances at December 31, 2018	24,072	162,642	514,248	(24,771)	(2,666)	6,312	679,837
Net income attributable to Stewart	—	—	12,540	—	—	—	12,540
Dividends on Common Stock ($0.60 per share)	—	—	(14,321)	—	—	—	(14,321)
Stock-based compensation	4	2,053	—	—	—	—	2,057
Stock repurchases	(11)	(460)	—	—	—	—	(471)
Net change in unrealized gains and losses on investments, net of taxes	—	—	—	14,382	—	—	14,382
Net investment realized loss reclassification, net of taxes	—	—	—	212	—	—	212
Foreign currency translation adjustments, net of taxes	—	—	—	7,063	—	—	7,063
Net income attributable to noncontrolling interests	—	—	—	—	—	5,001	5,001
Distributions to noncontrolling interests	—	—	—	—	—	(5,487)	(5,487)
Net effect of other changes in ownership	—	—	—	—	—	14	14
Balances at June 30, 2019	24,065	164,235	512,467	(3,114)	(2,666)	5,840	700,827

Six Months Ended June 30, 2018:
Balances at December 31, 2017	24,072	159,954	491,698	(847)	(2,666)	6,599	678,810
Cumulative effect adjustments on adoption of new accounting standards	—	—	3,592	(3,592)	—	—	—
Net income attributable to Stewart	—	—	18,598	—	—	—	18,598
Dividends on Common Stock ($0.60 per share)	—	—	(14,232)	—	—	—	(14,232)
Stock-based compensation	42	1,937	—	—	—	—	1,979
Stock repurchases	(17)	(655)	—	—	—	—	(672)
Purchase of remaining interest in consolidated subsidiary	—	(1,032)	—	—	—	(80)	(1,112)
Net change in unrealized gains and losses on investments, net of taxes	—	—	—	(10,434)	—	—	(10,434)
Net investment realized gain reclassification, net of taxes	—	—	—	(480)	—	—	(480)
Foreign currency translation adjustments, net of taxes	—	—	—	(5,630)	—	—	(5,630)
Net income attributable to noncontrolling interests	—	—	—	—	—	5,161	5,161
Distributions to noncontrolling interests	—	—	—	—	—	(5,751)	(5,751)
Balances at June 30, 2018	24,097	160,204	499,656	(20,983)	(2,666)	5,929	666,237

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	Common Stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Noncontrolling interests	Total
	($000 omitted)
Three Months Ended June 30, 2019:
Balances at March 31, 2019	24,052	163,087	500,335	(11,010)	(2,666)	5,106	678,904
Net income attributable to Stewart	—	—	19,306	—	—	—	19,306
Dividends on Common Stock ($0.30 per share)	—	—	(7,174)	—	—	—	(7,174)
Stock-based compensation	15	1,238	—	—	—	—	1,253
Stock repurchases	(2)	(90)	—	—	—	—	(92)
Net change in unrealized gains and losses on investments, net of taxes	—	—	—	5,371	—	—	5,371
Net investment realized loss reclassification, net of taxes	—	—	—	50	—	—	50
Foreign currency translation adjustments, net of taxes	—	—	—	2,475	—	—	2,475
Net income attributable to noncontrolling interests	—	—	—	—	—	3,019	3,019
Distributions to noncontrolling interests	—	—	—	—	—	(2,310)	(2,310)
Net effect of other changes in ownership	—	—	—	—	—	25	25
Balances at June 30, 2019	24,065	164,235	512,467	(3,114)	(2,666)	5,840	700,827

Three Months Ended June 30, 2018:
Balances at March 31, 2018	24,086	159,300	484,359	(14,286)	(2,666)	5,410	656,203
Net income attributable to Stewart	—	—	22,378	—	—	—	22,378
Dividends on Common Stock ($0.30 per share)	—	—	(7,081)	—	—	—	(7,081)
Stock-based compensation	14	1,825	—	—	—	—	1,839
Stock repurchases	(3)	(90)	—	—	—	—	(93)
Purchase of remaining interest in consolidated subsidiary	—	(831)	—	—	—	—	(831)
Net change in unrealized gains and losses on investments, net of taxes	—	—	—	(2,428)	—	—	(2,428)
Net investment realized gain reclassification, net of taxes	—	—	—	(231)	—	—	(231)
Foreign currency translation adjustments, net of taxes	—	—	—	(4,038)	—	—	(4,038)
Net income attributable to noncontrolling interests	—	—	—	—	—	3,342	3,342
Distributions to noncontrolling interests	—	—	—	—	—	(2,823)	(2,823)
Balances at June 30, 2018	24,097	160,204	499,656	(20,983)	(2,666)	5,929	666,237
See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1

Interim financial statements. The financial information contained in this report for the three and six months ended June 30, 2019 and 2018, and as of June 30, 2019, is unaudited. This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

B. Consolidation. The condensed consolidated financial statements include all subsidiaries in which the Company owns more than 50% voting rights in electing directors. All significant intercompany amounts and transactions have been eliminated and provisions have been made for noncontrolling interests. Unconsolidated investees, in which the Company typically owns from 20% through 50% of the voting stock, are accounted for using the equity method.

C. Restrictions on cash and investments. The Company maintains investments in accordance with certain statutory requirements for the funding of statutory premium reserves. Statutory reserve funds are required to be fully funded and invested in high-quality securities and short-term investments. Statutory reserve funds are not available for current claim payments, which must be funded from current operating cash flow. Included in investments in debt and equity securities are statutory reserve funds of approximately $444.4 million and $462.2 million at June 30, 2019 and December 31, 2018, respectively, In addition, included within cash and cash equivalents are statutory reserve funds of approximately $65.7 million and $37.7 million at June 30, 2019 and December 31, 2018, respectively. Although these cash statutory reserve funds are not restricted or segregated in depository accounts, they are required to be held pursuant to state statutes. If the Company fails to maintain minimum investments or cash and cash equivalents sufficient to meet statutory requirements, the Company may be subject to fines or other penalties, including potential revocation of its business license. These funds are not available for any other purpose. In the event that insurance regulators adjust the determination of the statutory premium reserves of the Company’s title insurers, these restricted funds as well as statutory surplus would correspondingly increase or decrease.

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

E. Merger Agreement update. In relation to the Company's agreement and plan of merger (Merger Agreement) with Fidelity National Financial, Inc. (FNF) (the Mergers), as disclosed in detail in Note 1-S of the Company’s 2018 Annual Report on Form 10-K and in Exhibit 2.1 to the Company's Current Report on Form 8-K filed on March 19, 2018 with the Securities and Exchange Commission, the Company continues to work with FNF to gain approval for the merger from the Federal Trade Commission and the remaining state regulators, including Texas and New York. As set forth in the Risk Factors of the Company’s 2018 Annual Report on Form 10-K, no assurances can be given that the requisite approvals thereunder will be obtained, or that the approvals, if obtained, will not include conditions which will delay or materially increase the costs of the Mergers, or result in the abandonment of the Mergers.

Additionally, the Merger Agreement contains certain customary termination rights in favor of either the Company or FNF, which are exercisable (i) by mutual consent, (ii) upon the failure to complete the Mergers by March 18, 2019 (the End Date), subject to certain exceptions and subject to up to two (2) extensions of up to three (3) months each upon the election of either the Company or FNF if, as of such date, all closing conditions (other than the receipt of the Required Antitrust Regulatory Filings/Approvals, the receipt of the Required Insurance Regulatory Filings/Approvals and the absence of any law or court or other governmental order relating thereto) having been met or being capable of being satisfied as of such time, (iii) in the event of a final and non-appealable law or order that prohibits the consummation of the Mergers or (iv) if the Company’s stockholders do not vote to approve the Mergers. On March 11, 2019 and June 10, 2019, respectively, FNF exercised the first and second options to extend the Merger Agreement's End Date, which is now September 18, 2019.

NOTE 2

Revenues. The Company's operating revenues, summarized by type, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	($000 omitted)
Title insurance premiums:
Direct	162,367	158,947	274,285	291,708
Agency	230,817	247,257	445,680	484,111
Escrow fees	36,611	35,468	61,904	63,335
Search, abstract and valuation services	19,248	25,114	42,187	46,901
Other revenues	17,455	18,443	32,834	33,371
	466,498	485,229	856,890	919,426

NOTE 3

Investments in debt and equity securities. The total fair values of the Company's investments in debt and equity securities are as follows:

	June 30, 2019	December 31, 2018
	($000 omitted)
Investments in:
Debt securities	579,823	602,020
Equity securities	37,526	33,997
	617,349	636,017

As of June 30, 2019 and December 31, 2018, the net unrealized investment gains relating to investments in equity securities held were $6.4 million and $2.9 million, respectively.

The amortized costs and fair values of investments in debt securities are as follows:

	June 30, 2019		December 31, 2018
	Amortized costs	Fair values	Amortized costs	Fair values
	($000 omitted)
Municipal	60,141	61,578	61,779	61,934
Corporate	311,687	319,745	333,289	328,495
Foreign	189,650	192,068	200,667	198,938
U.S. Treasury Bonds	6,537	6,432	12,951	12,653
	568,015	579,823	608,686	602,020

Foreign debt securities consist of Canadian government and corporate bonds, United Kingdom treasury and corporate bonds, and Mexican government bonds.

Gross unrealized gains and losses on investments in debt securities are as follows:

	June 30, 2019		December 31, 2018
	Gains	Losses	Gains	Losses
	($000 omitted)
Municipal	1,439	2	482	327
Corporate	8,184	126	1,894	6,688
Foreign	3,022	604	1,402	3,131
U.S. Treasury Bonds	8	113	2	300
	12,653	845	3,780	10,446

Debt securities as of June 30, 2019 mature, according to their contractual terms, as follows (actual maturities may differ due to call or prepayment rights):

	Amortized costs	Fair values
	($000 omitted)
In one year or less	50,679	50,634
After one year through five years	330,611	335,702
After five years through ten years	155,433	160,440
After ten years	31,292	33,047
	568,015	579,823

Gross unrealized losses on investments in debt securities and the fair values of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2019, were:

	Less than 12 months		More than 12 months		Total
	Losses	Fair values	Losses	Fair values	Losses	Fair values
	($000 omitted)
Municipal	—	—	2	506	2	506
Corporate	1	80	125	22,619	126	22,699
Foreign	30	21,616	574	59,053	604	80,669
U.S. Treasury Bonds	—	—	113	5,836	113	5,836
	31	21,696	814	88,014	845	109,710

The number of specific debt investment holdings held in an unrealized loss position as of June 30, 2019 was 61. Of these securities, 53 were in unrealized loss positions for more than 12 months. During 2019, the overall gross unrealized losses on debt securities improved compared to the prior year-end, primarily due to reduced interest rates and credit spreads which increased investment fair values. Since the Company does not intend to sell and will more likely than not maintain each investment security until its maturity or anticipated recovery, and no significant credit risk is deemed to exist, these investments are not considered as other-than-temporarily impaired. The Company believes its investment portfolio is diversified and expects no material loss to result from the failure to perform by issuers of the debt securities it holds. Investments made by the Company are not collateralized.

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

As of June 30, 2019, financial instruments measured at fair value on a recurring basis are summarized below:

	Level 1	Level 2	Fair value measurements
	($000 omitted)
Investments in securities:
Debt securities:
Municipal	—	61,578	61,578
Corporate	—	319,745	319,745
Foreign	—	192,068	192,068
U.S. Treasury Bonds	—	6,432	6,432
Equity securities	37,526	—	37,526
	37,526	579,823	617,349

As of December 31, 2018, financial instruments measured at fair value on a recurring basis are summarized below:

	Level 1	Level 2	Fair value measurements
	($000 omitted)
Investments in securities:
Debt securities:
Municipal	—	61,934	61,934
Corporate	—	328,495	328,495
Foreign	—	198,938	198,938
U.S. Treasury Bonds	—	12,653	12,653
Equity securities	33,997	—	33,997
	33,997	602,020	636,017

As of June 30, 2019, Level 1 financial instruments consist of equity securities. Level 2 financial instruments consist of municipal, governmental, and corporate bonds, both U.S. and foreign. In accordance with the Company’s policies and guidelines which incorporate relevant statutory requirements, the Company’s third-party registered investment manager invests only in securities rated as investment grade or higher by the major rating services, where observable valuation inputs are significant. The fair value of the Company's investments in debt and equity securities is primarily determined using a third-party pricing service provider. The third-party pricing service provider calculates the fair values using both market approach and model valuation methods, as well as pricing information obtained from brokers, dealers and custodians. Management ensures the reasonableness of the third-party service valuations by comparing them with pricing information from the Company's investment manager.

NOTE 5

Investment and other gains - net. Investments and other gains (losses) are detailed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	($000 omitted)
Investment and other gains	791	603	953	1,166
Investment and other losses	(59)	(38)	(363)	(68)
Net unrealized investment (losses) gains recognized on equity securities still held at June 30	(310)	1,828	3,236	(376)
	422	2,393	3,826	722

Investment gains and losses recognized during the periods ended June 30, 2019 and 2018 related to investments in equity securities are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	($000 omitted)
Net investment (losses) gains recognized on equity securities during the period	(264)	1,612	3,393	(614)
Less: Net realized gains (losses) on equity securities sold during the period	46	(216)	157	(238)
Net unrealized investment (losses) gains recognized on equity securities still held at June 30	(310)	1,828	3,236	(376)

Proceeds from sales of investments in securities are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	($000 omitted)
Proceeds from sales of debt securities	2,734	8,003	9,052	21,149
Proceeds from sales of equity securities	260	2,353	900	4,573
Total proceeds from sales of investments in securities	2,994	10,356	9,952	25,722

NOTE 6

Estimated title losses. A summary of estimated title losses for the six months ended June 30 is as follows:

	2019	2018
	($000 omitted)
Balances at January 1	461,560	480,990
Provisions:
Current year	33,833	41,372
Previous policy years	640	(3,694)
Total provisions	34,473	37,678
Payments, net of recoveries:
Current year	(5,722)	(5,263)
Previous policy years	(39,929)	(33,590)
Total payments, net of recoveries	(45,651)	(38,853)
Effects of changes in foreign currency exchange rates	(174)	(4,355)
Balances at June 30	450,208	475,460
Loss ratios as a percentage of title operating revenues:
Current year provisions	4.1%	4.6%
Total provisions	4.1%	4.2%

Title loss provisions during 2019 decreased compared to 2018, primarily as a result of lower title premiums in 2019. During 2018, the Company recorded a $4.0 million net reduction in prior policy years' reserves, which was driven by its favorable loss experience. Claim payments increased during 2019 compared to 2018, primarily due to higher payments on existing non-large claims.

NOTE 7

Share-based payments. Beginning in 2018, the Company grants time-based and performance-based restricted stock units to executives and senior management employees. Each restricted stock unit represents a contractual right to receive a share of the Company's common stock. The time-based units vest on each of the first three anniversaries of the grant date, while the performance-based units vest upon achievement of certain financial objectives over a period of approximately three years. Awards are made pursuant to the Company’s employee incentive compensation plans and the compensation expense associated with the awards is recognized over the corresponding vesting period. The aggregate grant-date fair values of restricted stock unit awards during the first six months of 2019 and 2018 were $4.5 million (104,000 units with an average grant price per unit of $43.22) and $4.7 million (109,000 units with an average grant price per unit of $43.39), respectively.

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

The calculation of the basic and diluted EPS is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	($000 omitted, except per share)
Numerator:
Net income attributable to Stewart	19,306	22,378	12,540	18,598

Denominator (000):
Basic average shares outstanding	23,614	23,546	23,605	23,527
Average number of dilutive shares relating to grants of restricted shares and units	144	79	145	80
Basic and diluted average shares outstanding	23,758	23,625	23,750	23,607

Basic earnings per share attributable to Stewart	0.82	0.95	0.53	0.79

Diluted earnings per share attributable to Stewart	0.81	0.95	0.53	0.79

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

Operating lease expense, which is calculated on a straight-line basis over the lease term and presented as part of other operating expenses in the statement of operations, is composed of the amortization of the lease asset and the accretion of the lease liability. Finance lease expense is composed of the depreciation of the lease asset and accretion of the lease liability and presented as part of depreciation and amortization and interest expense, respectively, in the condensed consolidated statement of income and comprehensive income.

The Company accounts for the lease and non-lease fixed payment components of a lease agreement as a single lease component for all its classes of assets. Variable lease payments are not capitalized and are recorded as lease expense when incurred or paid. Operating leases with initial terms of 12 months or less (short-term leases), which are not reasonably certain to be extended at the commencement date, are not capitalized on the balance sheet. Additionally, operating leases of equipment are not recorded on the balance sheet on the basis that they are relatively short-term in nature and considered as not material to the condensed consolidated balance sheet.

During the three and six months ended June 30, 2019, total operating lease expense was $11.4 million and $22.9 million, respectively, which included $1.1 million and $2.1 million, respectively, of lease expense related to short-term leases and equipment. Total finance lease expense was $0.5 million and $1.1 million, respectively, for the three and six months ended June 30, 2019.

Lease-related assets and liabilities as of June 30, 2019 are as follows ($000 omitted):

Assets:
Operating lease assets, net of accumulated amortization	102,134
Finance lease assets, net of accumulated depreciation	1,369
Total lease assets	103,503

Liabilities:
Operating lease liabilities	114,022
Finance lease liabilities	4,975
Total lease liabilities	118,997

Other information related to operating and finance leases during the six months ended June 30, 2019 is as follows:

	Operating	Finance

Cash paid for amounts included in the measurement of lease liabilities ($000)	22,167	1,734
Lease assets obtained in exchange for lease obligations ($000)	33,419	—
Weighted average remaining lease term (years):	4.7	2.7
Weighted average discount rate	4.6%	5.0%

Future minimum lease payments under operating and finance leases as of June 30, 2019 are as follows:

	Operating	Finance
	($000 omitted)
2019 (excludes the six months ended June 30, 2019)	20,396	1,342
2020	33,926	1,913
2021	25,264	957
2022	18,186	957
2023	12,907	80
Thereafter	21,809	—
Total future minimum lease payments	132,488	5,249
Less: imputed interest	(18,466)	(274)
Net future minimum lease payments	114,022	4,975

NOTE 10

Contingent liabilities and commitments. In the ordinary course of business, the Company guarantees the third-party indebtedness of certain of its consolidated subsidiaries. As of June 30, 2019, the maximum potential future payments on the guarantees are not more than the related notes payable recorded in the condensed consolidated balance sheets. The Company also guarantees the indebtedness related to lease obligations of certain of its consolidated subsidiaries. The maximum future obligations arising from these lease-related guarantees are not more than the Company’s future minimum lease payments. As of June 30, 2019, the Company also had unused letters of credit aggregating $5.4 million related to workers’ compensation and other insurance. The Company does not expect to make any payments on these guarantees.

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

Selected statement of income information related to these segments is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	($000 omitted)
Title segment:
Revenues	463,636	479,125	848,074	904,536
Depreciation and amortization	5,048	5,249	10,200	10,566
Income before taxes and noncontrolling interest	39,041	37,737	38,661	42,862

Ancillary services and corporate segment:
Revenues	8,439	13,744	22,521	25,563
Depreciation and amortization	727	905	1,564	1,822
Loss before taxes and noncontrolling interest	(9,689)	(6,416)	(16,535)	(14,796)

Consolidated Stewart:
Revenues	472,075	492,869	870,595	930,099
Depreciation and amortization	5,775	6,154	11,764	12,388
Income before taxes and noncontrolling interest	29,352	31,321	22,126	28,066

The Company does not provide asset information by reportable operating segment as it does not routinely evaluate the asset position by segment.

Revenues generated in the United States and all international operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	($000 omitted)
United States	441,614	460,529	818,096	873,833
International	30,461	32,340	52,499	56,266
	472,075	492,869	870,595	930,099

NOTE 13
Other comprehensive income (loss). Changes in the balances of each component of other comprehensive income (loss) and the related tax effects are as follows:

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount
	($000 omitted)
Net unrealized gains (losses) on investments:
Change in net unrealized gains and losses on investments	6,800	1,429	5,371	(3,074)	(646)	(2,428)
Less: reclassification adjustment for net losses (gains) included in net income	63	13	50	(292)	(61)	(231)
	6,863	1,442	5,421	(3,366)	(707)	(2,659)
Foreign currency translation adjustments	3,378	903	2,475	(4,575)	(537)	(4,038)
Other comprehensive income (loss)	10,241	2,345	7,896	(7,941)	(1,244)	(6,697)

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount
	($000 omitted)
Net unrealized gains (losses) on investments:
Change in net unrealized gains and losses on investments	18,206	3,824	14,382	(13,208)	(2,774)	(10,434)
Less: reclassification adjustment for net losses (gains) included in net income	268	56	212	(607)	(127)	(480)
	18,474	3,880	14,594	(13,815)	(2,901)	(10,914)
Foreign currency translation adjustments	8,926	1,863	7,063	(6,854)	(1,224)	(5,630)
Other comprehensive income (loss)	27,400	5,743	21,657	(20,669)	(4,125)	(16,544)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S OVERVIEW

We reported net income attributable to Stewart of $19.3 million ($0.81 per diluted share) for the second quarter 2019, compared to net income attributable to Stewart of $22.4 million ($0.95 per diluted share) for the second quarter 2018. Pretax income before noncontrolling interests for the second quarter 2019 was $29.4 million compared to a pretax income before noncontrolling interests of $31.3 million for the second quarter 2018.

Second quarter 2019 results included:

•
$3.7 million of third-party advisory expenses related to the Fidelity National Financial (FNF) merger transaction recorded in other operating expenses within the ancillary services and corporate segment, and

•	$0.4 million in net investment and other gains.

Second quarter 2018 results included $2.4 million in net investment and other gains.

Summary results of the title segment are as follows ($ in millions, except pretax margin):

	For the Three Months Ended June 30,
	2019	2018	% Change

Total operating revenues	458.7	471.5	(3)%
Investment income and other net gains	4.9	7.6	(35)%
Pretax income	39.0	37.7	3%
Pretax margin	8.4%	7.9%	7%

Title operating revenues in the second quarter 2019 decreased 3% compared to the prior year quarter primarily due to the decrease in independent agency revenues. The segment’s overall operating expenses in the second quarter 2019 decreased $16.8 million, or 4%, compared to the prior year quarter, primarily driven by the 2% reduction in combined employee and other operating costs and the 6% lower agency retention expense largely resulting from lower agency gross revenues. The segment recognized $0.4 million of net unrealized losses in the second quarter 2019 and $1.8 million of net unrealized gains in the prior year quarter relating to changes in fair value of equity securities investments. Excluding the effects of these equity securities’ fair value remeasurements, the title segment’s pretax income in the second quarter 2019 was $39.4 million, an increase of $3.5 million, or 10%, compared to pretax income of $35.9 million in the second quarter 2018.

	For the Three Months Ended June 30,
	2019	2018	% Change
	($ in millions)
Non-commercial
Domestic	148.9	145.7	2%
International	22.4	22.8	(2)%
	171.3	168.5	2%
Commercial:
Domestic	50.3	48.2	4%
International	6.3	7.5	(16)%
	56.6	55.7	2%
Total direct title revenues	227.9	224.2	2%

Non-commercial domestic revenues, which include revenues from purchase transactions and centralized title operations, increased as a result of the increase in combined purchase and refinancing closed orders and the higher premium effect of increased home sale prices in the second quarter 2019 compared to the prior year quarter. Domestic commercial revenues increased due to a higher fee per file during the second quarter 2019, compared to the second quarter 2018. Second quarter 2019 domestic commercial fee per file increased 25% to approximately $11,600, as a result of increased transaction sizes, while domestic residential fee per file increased 3% to approximately $2,300 primarily due to home price appreciation, more than offsetting the effects of reduced fee per file from increased refinancing volume.

Gross revenues from independent agency operations declined 7% in the second quarter 2019, compared to last year’s quarter. The independent agency remittance rate in the second quarter 2019 was 17.2%, compared to 17.6% in the prior year quarter.

Summary results of the ancillary services and corporate segment are as follows ($ in millions):

	For the Three Months Ended June 30,
	2019	2018	% Change

Total revenues	8.4	13.7	(39)%
Pretax loss	(9.7)	(6.4)	(51)%

Excluding the $3.7 million FNF merger-related expenses noted above for the segment, the second quarter 2019 pretax loss would have been $6.0 million, a 7% improvement compared to the prior year quarter. Second quarter 2019 segment revenues decreased $5.3 million compared to the prior year quarter, primarily due to lower revenues from search and valuation services as a result of lower customer orders. Additionally, the segment’s results for the second quarter 2019 and 2018 included approximately $9.4 million and $6.3 million, respectively, of net expenses attributable to parent company and corporate operations, with the increased expenses in the second quarter 2019 driven by the merger-related charges.

As set forth in Note 1-E to the condensed consolidated financial statements and in the Company’s 2018 Annual Report on Form 10-K, the proposed FNF merger is subject to the receipt of approvals, consents and clearances from various regulatory authorities. There can be no assurance that the necessary approvals, consents and clearances will be obtained, or if obtained, that any regulator will not impose conditions, terms, obligations or restrictions and that such conditions, terms, obligations or restrictions will not have the effect of delaying completion of the Mergers or imposing additional material costs on the Company. In addition, neither FNF nor Stewart can provide assurance that any such conditions, terms, obligations, restrictions or disapprovals will not result in the delay or abandonment of the Mergers.

CRITICAL ACCOUNTING ESTIMATES

The preparation of the Company’s condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures surrounding contingencies and commitments.

Actual results can differ from our accounting estimates. While we do not anticipate significant changes in our estimates, there is a risk that such changes could have a material impact on our consolidated financial condition or results of operations for future periods. During the six months ended June 30, 2019, we made no material changes to our critical accounting estimates as previously disclosed in Management’s Discussion and Analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

RESULTS OF OPERATIONS

Comparisons of our results of operations for the three and six months ended June 30, 2019 with the three and six months ended June 30, 2018 are set forth below. Factors contributing to fluctuations in the results of operations are presented in the order of their monetary significance, and we have quantified, when necessary, significant changes. Segment results are included in the discussions and, when relevant, are discussed separately.

Our statements on home sales and loan activity are based on published industry data from sources including Fannie Mae, the National Association of Realtors® (NAR) and the U.S. Census Bureau. We also use information from our direct operations.

Operating environment. Actual existing home sales in the second quarter 2019 declined approximately 3% from the second quarter 2018. June 2019 existing home sales totaled 527,000, which was down (seasonally-adjusted) 2% both from a year ago and from May 2019. June 2019 median home price was $285,700, an all-time high and 4% increase from June 2018, while June 2019 average home price was $321,600, a 3% increase from June 2018. June 2019 housing starts declined 1% compared to May 2019, but increased 6% from a year ago. Newly issued building permits in June 2019 were down 6% and 7% sequentially from May 2019 and from June 2018, respectively. According to Fannie Mae, one-to-four family residential lending in the second quarter 2019 totaled $498 billion, a 5% increase from the prior year quarter. This increase was primarily driven by $19 billion, or 15%, more refinancing originations in the second quarter 2019, compared to the second quarter 2018, as a result of the lower mortgage rate environment. Purchase originations declined $12 billion, or 3%, in the second quarter versus last year's quarter, primarily due to the moderate home price growth and lower inventories. Fannie Mae expects total origination volume to increase $134 billion, or 17%, in the second half of 2019, compared to the corresponding period in 2018, as refinancing activity is expected to continue improving, and new and existing home sales are expected to recover with increased home inventory and forecasted lower interest rates. The 30-year mortgage interest rate is expected to average 3.7% for the rest of 2019, after averaging 4.0% in the second quarter 2019.

Title revenues. Direct title revenue information is presented below:

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
	($ in millions)			($ in millions)
Non-commercial
Domestic	148.9	145.7	2%	256.2	261.5	(2)%
International	22.4	22.8	(2)%	38.1	41.0	(7)%
	171.3	168.5	2%	294.3	302.5	(3)%
Commercial:
Domestic	50.3	48.2	4%	84.0	95.7	(12)%
International	6.3	7.5	(16)%	10.8	11.6	(7)%
	56.6	55.7	2%	94.8	107.3	(12)%
Total direct title revenues	227.9	224.2	2%	389.1	409.8	(5)%
% of direct title revenues over total title revenues	50%	48%		47%	46%

Revenues from direct title operations include residential, commercial, international and centralized title services transactions, which primarily process refinancing and default title orders. Total direct title revenues were $3.6 million, or 2%, higher in the second quarter 2019 compared to the prior year quarter, primarily due to increased non-commercial and commercial domestic revenues. Non-commercial domestic revenues increased as a result of increased combined purchase and refinancing closed orders and the higher premium effect of increased home sale prices in the second quarter 2019 compared to the prior year quarter. U.S. commercial revenues increased during the second quarter 2019 due to a higher commercial fee per file, which increased 25% to approximately $11,600 as a result of increased transaction sizes. Domestic residential fee per file increased 3% to approximately $2,300 primarily due to home price appreciation, more than offsetting the effects of reduced fee per file from increased refinancing volume. Total international revenues declined $1.5 million, or 5%, in the second quarter 2019 compared to last year's quarter, primarily driven by the weaker Canadian dollar and British pound against the U.S. dollar.

For the first six months of 2019, total direct title revenues decreased $20.7 million, or 5%, compared to the corresponding prior year period, primarily as a result of 8% lower overall closed orders, largely influenced by the decline in total home sales and mortgage lending. Residential and centralized title operations revenues declined 1% and 25%, respectively, while total commercial revenues decreased $12.5 million, or 12%, in the first six months of 2019 compared to the same period in 2018. Respectively, domestic commercial and residential fees per file in the first six months of 2019 were approximately $10,700 and $2,300, which were 19% and 5% higher than the same period in 2018. Total international revenues in the first six months of 2019 declined $3.7 million, or 7%, compared to the same period last year, primarily driven by lower volumes from our Canada operations and the weaker Canadian dollar and British pound against the U.S. dollar.

Order information for the periods ended June 30 is as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018*	Change	% Change	2019	2018*	Change	% Change
Opened Orders:
Commercial	4,660	6,171	(1,511)	(24)%	8,958	13,610	(4,652)	(34)%
Purchase	65,172	66,074	(902)	(1)%	118,719	122,565	(3,846)	(3)%
Refinance	33,342	21,615	11,727	54%	56,526	44,747	11,779	26%
Other	1,108	2,531	(1,423)	(56)%	2,699	5,544	(2,845)	(51)%
Total	104,282	96,391	7,891	8%	186,902	186,466	436	—%

Closed Orders:
Commercial	4,349	5,218	(869)	(17)%	7,853	10,613	(2,760)	(26)%
Purchase	45,596	49,069	(3,473)	(7)%	78,914	85,750	(6,836)	(8)%
Refinance	18,754	14,582	4,172	29%	31,997	29,461	2,536	9%
Other	955	2,536	(1,581)	(62)%	1,951	5,651	(3,700)	(65)%
Total	69,654	71,405	(1,751)	(2)%	120,715	131,475	(10,760)	(8)%
*Prior year commercial orders were updated to take into account changes to our domestic order tracking process and the exclusion of international orders.

Gross revenues from independent agency operations declined $16.4 million, or 7%, and $38.4 million, or 8%, in the second quarter and first six months of 2019, respectively, compared to the same periods in 2018. Agency revenues, net of retention, decreased $3.7 million, or 9%, and $7.0 million, or 8%, in the second quarter and first six months of 2019, respectively, compared to the same periods in 2018, primarily driven by the gross agency revenue decline accompanied by relatively comparable average agency remittance rates. Refer further to the "Retention by agencies" discussion under Expenses below.

Ancillary services revenues. Ancillary services operating revenues decreased $5.9 million, or 43%, and $3.5 million, or 14%, in the second quarter and first six months of 2019, respectively, compared to the same periods in 2018, as a result of lower revenues from our search and valuation services operations due to lower customer orders.

Investment income. Investment income during the second quarter and first six months of 2019 was comparable to the same periods in 2018.

Investment and other gains - net. Investment and other gains - net for the second quarter 2019 decreased $2.0 million compared to the prior year quarter, primarily due to $1.8 million of net unrealized gains in the second quarter 2018 related to the fair value changes of equity securities investments. In the first six months of 2019, investments and other gains - net increased $3.1 million compared to the same period in 2018, primarily driven by $3.2 million of net unrealized gains related to the fair value changes of equity securities investments.

Expenses. An analysis of expenses is shown below:

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
	($ in millions)			($ in millions)

Amounts retained by agencies	191.1	203.8	(6)%	367.6	399.0	(8)%
As a % of agency revenues	82.8%	82.4%		82.5%	82.4%
Employee costs	139.9	146.3	(4)%	269.2	285.1	(6)%
As a % of operating revenues	30.0%	30.1%		31.4%	31.0%
Other operating expenses	86.1	86.0	—%	163.2	166.2	(2)%
As a % of operating revenues	18.4%	17.7%		19.0%	18.1%
Title losses and related claims	18.8	18.7	1%	34.5	37.7	(9)%
As a % of title revenues	4.1%	4.0%		4.1%	4.2%

Retention by agencies. Amounts retained by title agencies are based on agreements between agencies and our title underwriters. Amounts retained by independent agencies, as a percentage of revenues generated by them, averaged 82.8% and 82.4% in the second quarters 2019 and 2018, respectively, and 82.5% and 82.4% in the first six months of 2019 and 2018, respectively. The average retention percentage may vary from period to period due to the geographical mix of agency operations, the volume of title revenues and, in some states, laws or regulations. Due to the variety of such laws or regulations, as well as competitive factors, the average retention rate can differ significantly from state to state. In addition, a high proportion of our independent agencies are in states with retention rates greater than 80%. We continue to focus on increasing profit margins in every state, increasing premium revenue in states where remittance rates are above 20%, and maintaining the quality of our agency network, which we believe to be the industry’s best, in order to mitigate claims risk and drive consistent future performance. While market share is important in our agency operations channel, it is not as important as margins, risk mitigation and profitability.

Employee costs. Total employee costs decreased $6.4 million and $16.0 million in the second quarter and first six months of 2019, respectively, compared to the same periods in 2018, primarily due to lower salaries and other benefits resulting from an approximately 8% and 9%, respectively, decrease in average employee counts. The reduced employee counts were principally related to volume declines in our direct title and ancillary services operations as well as increasing efficiencies in how we manage these businesses. Employee costs in the title and ancillary services and corporate segments decreased $3.5 million, or 3%, and $2.9 million, or 36%, respectively, in the second quarter 2019 compared to the prior year quarter, and also decreased $12.0 million, or 4%, and $3.9 million, or 26%, respectively, in the first six months of 2019 compared to the same period in 2018.

Other operating expenses. Other operating expenses include costs that follow, to varying degrees, changes in transaction volumes and revenues, costs that fluctuate independently of revenues, and costs that are fixed in nature. Costs that follow, to varying degrees, changes in transaction volumes and revenues include attorney fee splits, bad debt expenses, ancillary services cost of sales expenses, copy supplies, delivery fees, outside search fees, postage, premium taxes and title plant maintenance expenses. Costs that fluctuate independently of revenues include general supplies, litigation defense, business promotion and marketing and travel. Costs that are fixed in nature include attorney and professional fees, third-party outsourcing provider fees, equipment rental, insurance, rent and other occupancy expenses, repairs and maintenance, technology costs, telecommunications and title plant expenses.

Consolidated other operating expenses of $86.1 million in the second quarter 2019 were comparable to the second quarter 2018, while consolidated other operating expenses in the first six months of 2019 were $163.2 million, a decrease of $3.0 million, or 2%, compared to the same period in 2018. During the second quarter and first six months of 2019, we incurred $3.7 million and $5.7 million, respectively, of third-party advisory expenses recorded in the ancillary services and corporate segment related to the FNF merger transaction. Additionally, the first six months of 2019 included $0.8 million of litigation expense related to a prior year lender services acquisition recorded in the ancillary services and corporate segment, and $0.7 million of office closure costs included within the title segment. In comparison, during the first six months of 2018, we incurred $2.3 million of third-party advisory expenses related to the FNF merger transaction which were recorded in the ancillary services and corporate segment. Excluding these non-operating charges, other operating expenses, as a percentage of operating revenues, were 17.7% and 18.2% in the second quarter and first six months of 2019, respectively, compared to 17.7% and 17.8% in the second quarter and first six months of 2018, respectively.

Costs that follow, to varying degrees, changes in transaction volumes and revenues decreased $1.9 million, or 5%, in the second quarter 2019 compared to the prior year quarter, primarily due to reduced outside title search fees resulting from lower ancillary services revenues and lower title plant expenses. These costs also decreased $3.3 million, or 5%, in the first six months of 2019 compared to the same period in 2018, primarily driven by lower outside title search fees and attorney fee splits consistent with lower direct title and ancillary services revenues.

Costs that fluctuate independently of revenues were comparable for the second quarters 2019 and 2018. Excluding the litigation and office closures expenses mentioned above, these costs decreased $0.5 million or 2%, in the first six months of 2019 compared to the same period in 2018, primarily due to reduced travel expenses. Excluding the merger-related expenses mentioned above, costs that are fixed in nature decreased $1.0 million, or 3%, in the second quarter 2019 and decreased $3.3 million, or 5%, in the first six months of 2019, compared to the same periods in 2018, primarily due to lower professional fees and insurance expenses, partially offset by increased rent expenses.

Title losses. Provisions for title losses, as a percentage of title operating revenues, were 4.1% and 4.0% for the second quarters 2019 and 2018, respectively, and 4.1% and 4.2% for the first six months of 2019 and 2018, respectively. Title loss expense for the second quarter 2019 was $18.8 million compared to $18.7 million from the prior year quarter, while title losses decreased $3.2 million, or 9%, for the first six months of 2019 compared to the same period in 2018, primarily as a result of lower title premiums in 2019. The title loss ratio in any given quarter can be significantly influenced by changes in new large claims incurred, escrow losses and adjustments to reserves for existing large claims. We expect our title loss expense for the year 2019 will range between 4.0% to 4.2% of title revenues.

Cash claim payments increased $1.6 million, or 8%, and $6.8 million, or 18%, in the second quarter and first six months of 2019, respectively, compared to the same periods in 2018, primarily due to higher payments on existing non-large claims. We continue to manage and resolve large claims prudently and in keeping with our commitments to our policyholders.

The composition of title policy loss expense is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	($ in millions)
Provisions – known claims:
Current year	2.4	6.0	4.4	7.5
Prior policy years	20.5	15.5	37.7	30.2
	22.9	21.5	42.1	37.7
Provisions – IBNR
Current year	15.9	16.5	29.4	33.9
Prior policy years	0.5	(3.8)	0.7	(3.7)
	16.4	12.7	30.1	30.2
Transferred from IBNR to known claims	(20.5)	(15.5)	(37.7)	(30.2)
Total provisions	18.8	18.7	34.5	37.7

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

Current year provisions - IBNR decreased $0.6 million, or 4%, and $4.5 million, or 13%, in the second quarter and first six months of 2019, respectively, compared to the same periods in 2018, primarily due to lower title premiums in 2019. Prior policy years provisions - IBNR increased in the second quarter and first six months of 2019 compared to the same periods in 2018, primarily due to the loss reserve reductions recorded in the second quarter 2018 as a result of favorable loss experience. Current year known claims provisions decreased $3.6 million, or 60%, and $3.1 million, or 41%, in the second quarter and first six months of 2019, compared to the same periods in 2018, primarily due to higher claims reported in the prior year. As a percentage of title operating revenues, provisions - IBNR for the current policy year were 3.5% in both the second quarters 2019 and 2018, and 3.5% and 3.8% in the first six months of 2019 and 2018, respectively.

In addition to title policy claims, we incur losses in our direct operations from escrow, closing and disbursement functions. These escrow losses typically relate to errors or other miscalculations of amounts to be paid at closing, including timing or amount of a mortgage payoff, payment of property or other taxes and payment of homeowners’ association fees. Escrow losses also arise in cases of fraud, and in those cases, the title insurer incurs the loss under its obligation to ensure that an unencumbered title is conveyed. Escrow losses are recognized as expense when discovered or when contingencies associated with them (such as litigation) are resolved and are typically paid less than 12 months after the loss is recognized. During the first six months of 2019 and 2018, we recorded approximately $1.5 million and $4.4 million, respectively, of policy loss reserves relating to escrow losses arising from fraud.

Total title policy loss reserve balances are as follows:

	June 30, 2019	December 31, 2018
	($ in millions)
Known claims	63.3	66.9
IBNR	386.9	394.7
Total estimated title losses	450.2	461.6

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

Depreciation and amortization. Depreciation and amortization expenses during the second quarter and first six months of 2019 decreased $0.4 million, or 6%, and $0.6 million, or 5%, compared to the same periods in 2018, primarily due to some assets becoming fully depreciated.

Income taxes. Our effective tax rates, based on income before taxes and after deducting income attributable to noncontrolling interests, were 27% for both the second quarter and first six months of 2019, compared to 20% and 19% for the second quarter and first six months of 2018, respectively. Excluding discrete income tax benefit effects of approximately $1.5 million (primarily related to a cumulative foreign currency adjustment on deemed repatriation of foreign earnings) in both the second quarter and first six months of 2018, our 2018 effective tax rates were 25% and 26%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources reflect our ability to generate cash flow to meet our obligations to shareholders, customers (payments to satisfy claims on title policies), vendors, employees, lenders and others. As of June 30, 2019, our cash and investments, including amounts reserved pursuant to statutory requirements, aggregated $841.6 million ($331.5 million, net of statutory reserves on cash and investments). Of our total cash and investments at June 30, 2019, $563.2 million ($263.4 million, net of statutory reserves) was held in the United States (U.S.) and the rest internationally, principally in Canada.

Cash held at the parent company totaled $3.6 million at June 30, 2019. As a holding company, the parent company is funded principally by cash from its subsidiaries in the form of dividends, operating and other administrative expense reimbursements and pursuant to intercompany tax sharing agreements. The expense reimbursements are paid in accordance with management agreements, approved by the Texas Department of Insurance (TDI), among us and our subsidiaries. In addition to funding operating expenses, cash held at the parent company is used for dividend payments to common stockholders and for stock repurchases, if any. To the extent such uses exceed cash available, the parent company is dependent on distributions from its regulated title insurance underwriter, Stewart Title Guaranty Company (Guaranty).

A substantial majority of our consolidated cash and investments as of June 30, 2019 was held by Guaranty and its subsidiaries. The use and investment of these funds, dividends to the parent company, and cash transfers between Guaranty and its subsidiaries and the parent company are subject to certain legal and regulatory restrictions. In general, Guaranty may use its cash and investments in excess of its legally-mandated statutory premium reserve (established in accordance with requirements under Texas law) to fund its insurance operations, including claims payments. Guaranty may also, subject to certain limitations, provide funds to its subsidiaries (whose operations consist principally of field title offices and ancillary services operations) for their operating and debt service needs.

We maintain investments in accordance with certain statutory requirements for the funding of statutory premium reserves. Statutory reserve funds are required to be fully funded and invested in high-quality securities and short-term investments. Statutory reserve funds are not available for current claim payments, which must be funded from current operating cash flow. Included in investments in debt and equity securities are statutory reserve funds of approximately $444.4 million and $462.2 million at June 30, 2019 and December 31, 2018, respectively. In addition, included within cash and cash equivalents are statutory reserve funds of approximately $65.7 million and $37.7 million at June 30, 2019 and December 31, 2018, respectively. As of June 30, 2019, our known claims reserve totaled $63.3 million and our estimate of claims that may be reported in the future, under generally accepted accounting principles, totaled $386.9 million. In addition to this, we had cash and investments (excluding equity method investments) of $251.5 million which are available for underwriter operations, including claims payments.

The ability of Guaranty to pay dividends to its parent is governed by Texas insurance law. The TDI must be notified of any dividend declared, and any dividend in excess of the statutory maximum of 20% of surplus (approximately $115.0 million as of December 31, 2018) would be, by regulation, considered extraordinary and subject to pre-approval by the TDI. Also, the Texas Insurance Commissioner may raise an objection to a planned distribution during the notification period. Guaranty’s actual ability or intent to pay dividends to its parent may be constrained by business and regulatory considerations, such as the impact of dividends on surplus and the liquidity ratio, which could affect its ratings and competitive position, the amount of insurance it can write and its ability to pay future dividends. As of June 30, 2019, our liquidity ratio for our principal underwriter was 110% based on its statutory balance sheet. No dividend was paid by Guaranty to its parent during the first six months of 2019 and 2018.

As the parent company conducts no operations apart from its wholly-owned subsidiaries, the discussion below focuses on consolidated cash flows.

	Six Months Ended June 30,
	2019	2018
	($ in millions)
Net cash (used) provided by operating activities	(8.4)	7.4
Net cash provided (used) by investing activities	38.3	(7.1)
Net cash used by financing activities	(22.8)	(27.6)

Operating activities. Our principal sources of cash from operations are premiums on title policies and revenue from title service-related transactions, ancillary services and other operations. Our independent agencies remit cash to us net of their contractual retention. Our principal cash expenditures for operations are employee costs, operating costs and title claims payments.

Net cash used by operations in the first six months of 2019 was $8.4 million, compared to net cash provided of $7.4 million in the first six months of 2018, primarily due to the lower net income and increased payments of liabilities during the first six months of 2019. Although our business is labor intensive, we are focused on a cost-effective, scalable business model which includes utilization of technology, centralized back and middle office functions and business process outsourcing. We are continuing our emphasis on cost management, specifically focusing on lowering unit costs of production, which will result in improved margins. Our plans to improve margins also include additional automation of manual processes, and further consolidation of our various systems and production operations. We are currently investing in the technology necessary to accomplish these goals.

Investing activities. Cash provided and used by investing activities is primarily driven by proceeds from matured and sold investments, purchases of investments, capital expenditures and acquisition of subsidiaries. During the first six months of 2019, total proceeds from securities investments sold and matured were $45.8 million, compared to $36.1 million during the same period in 2018, primarily due to increased maturities of securities investments in 2019. Cash used for purchases of securities investments was $1.3 million during the first six months of 2019, compared to $26.2 million during the same period in 2018. The lower purchases of investments during 2019 was primarily due to our decision, as bonds matured, to invest in cash equivalents and short-term investments, which have attractive interest rates in the current markets on a risk adjusted basis.

During the first six months of 2019 and 2018, we used $7.9 million and $5.7 million, respectively, of cash for purchases of property and equipment, while we used $12.0 million of cash for acquisitions of new subsidiaries during the first six months of 2018. We maintain investment in capital expenditures at a level that enables us to implement technologies for increasing our operational and back-office efficiencies and to pursue growth in key markets.

Financing activities and capital resources. Total debt and stockholders’ equity were $105.4 million and $700.8 million, respectively, as of June 30, 2019. Notes payable payments during the first six months of 2019 and 2018 of $21.5 million and $4.1 million, respectively, and notes payable additions of $20.5 million during the first six months of 2019 were related to short-term loan agreements in connection with our Section 1031 tax-deferred property exchange (Section 1031) business. At June 30, 2019, the outstanding balance of our line of credit facility was $98.9 million, while the available balance of the line of credit was $48.6 million, net of an unused $2.5 million letter of credit. At June 30, 2019, our debt-to-equity ratio, excluding our Section 1031 notes, was approximately 14.8%, below the 20% we have set as our unofficial internal limit on leverage.

During the first six months of 2019, we paid total dividends of $14.2 million, or $0.60 per common share, compared to total dividends paid of $14.1 million, or $0.60 per common share, during the first six months of 2018.

Effect of changes in foreign currency exchange rates. The effect of changes in foreign currency exchange rates on our cash and cash equivalents on the consolidated statements of cash flows was a net increase of $2.0 million during the first six months of 2019 and a net decrease of $1.6 million during the same period in 2018. Our principal foreign operating unit is in Canada, and, on average, the value of the Canadian dollar relative to the U.S. dollar improved in the first six months of 2019 and declined in the the same period in 2018.

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

Other comprehensive income (loss). Unrealized gains and losses on available-for-sale debt securities investments and changes in foreign currency exchange rates are reported net of deferred taxes in accumulated other comprehensive (loss) income, a component of stockholders’ equity, until realized. During the first six months of 2019, net unrealized investment gains of $14.6 million, net of taxes, which increased our other comprehensive income, were primarily related to increases in the fair values of our overall bond securities investment portfolio driven by reduced interest rates and credit spreads. During the first six months of 2018, net unrealized investment losses of $10.9 million, net of taxes, which increased our other comprehensive loss, were primarily related to decreases in the fair values of our overall bond securities investment portfolio which were influenced by the rising interest rate market environment.

Changes in foreign currency exchange rates, primarily related to our Canadian operations, increased our other comprehensive income, net of taxes, by $7.1 million in the first six months of 2019; while they increased our other comprehensive loss, net of taxes, by $5.6 million for the same period in 2018.

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

Forward-looking statements. Certain statements in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to future, not past, events and often address our expected future business and financial performance.  These statements often contain words such as "expect," "anticipate," "intend," "plan," "believe," "seek," "will," "foresee" or other similar words. Forward-looking statements by their nature are subject to various risks and uncertainties that could cause our actual results to be materially different than those expressed in the forward-looking statements. These risks and uncertainties include, among other things, the completion or the termination of our merger agreement with Fidelity National Financial, Inc. dated March 18, 2018; the challenging economic conditions; adverse changes in the level of real estate activity; changes in mortgage interest rates, existing and new home sales, and availability of mortgage financing; our ability to respond to and implement technology changes, including the completion of the implementation of our enterprise systems; the impact of unanticipated title losses or the need to strengthen our policy loss reserves; any effect of title losses on our cash flows and financial condition; the ability to attract and retain highly productive sales associates; the impact of vetting our agency operations for quality and profitability; independent agency remittance rates; changes to the participants in the secondary mortgage market and the rate of refinancing that affects the demand for title insurance products; regulatory non-compliance, fraud or defalcations by our title insurance agencies or employees; our ability to timely and cost-effectively respond to significant industry changes and introduce new products and services; the outcome of pending litigation; the impact of changes in governmental and insurance regulations, including any future reductions in the pricing of title insurance products and services; our dependence on our operating subsidiaries as a source of cash flow; our ability to successfully integrate acquired businesses; our ability to access the equity and debt financing markets when and if needed; our ability to grow our international operations; seasonality and weather; and our ability to respond to the actions of our competitors. These risks and uncertainties, as well as others, are discussed in more detail in our documents filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2018, and if applicable, our Quarterly Reports on Form 10-Q, and our Current Reports on Form 8-K. All forward-looking statements included in this report are expressly qualified in their entirety by such cautionary statements. We expressly disclaim any obligation to update, amend or clarify any forward-looking statements contained in this report to reflect events or circumstances that may arise after the date hereof, except as may be required by applicable law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes during the quarter ended June 30, 2019 in our investment strategies, types of financial instruments held or the risks associated with such instruments that would materially alter the market risk disclosures made in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. Our principal executive officer and principal financial officer are responsible for establishing and maintaining disclosure controls and procedures. They evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2019, and have concluded that, as of such date, our disclosure controls and procedures are adequate and effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting during the quarter ended June 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

See discussion of legal proceedings in Note 11 to the condensed consolidated financial statements included in Item 1 of Part I of this Report, which is incorporated by reference into this Part II, Item 1, as well as Item 3. Legal Proceedings, in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 1A. Risk Factors

There are no changes during the six months ended June 30, 2019 to our risk factors as listed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases of our Common Stock during the six months ended June 30, 2019, except for repurchases of approximately 11,000 shares (aggregate purchase price of approximately $0.5 million) related to the statutory income tax withholding on the vesting of restricted share and unit grants to executives and senior management.

Item 5. Other Information

Book value per share. Our book value per share was $29.56 and $28.66 as of June 30, 2019 and December 31, 2018, respectively. As of June 30, 2019, our book value per share was based on approximately $700.8 million in stockholders’ equity and 23,712,238 shares of Common Stock outstanding. As of December 31, 2018, our book value per share was based on approximately $679.8 million in stockholders’ equity and 23,719,347 shares of Common Stock outstanding.

Item 6. Exhibits

Exhibit

2.1	-
Agreement and Plan of Merger, dated as of March 18, 2018, among the Registrant, Fidelity National Financial, Inc., A Holdco Corp. and S Holdco LLC. (incorporated by reference in this report from Exhibit 2.1 of the Current Report on Form 8-K filed on March 19, 2018)

3.1	-	Restated Certificate of Incorporation of the Registrant, dated April 28, 2016 (incorporated by reference in this report from Exhibit 3.1 of the Current Report on Form 8-K filed April 29, 2016)

3.2	-	Third Amended and Restated By-Laws of the Registrant, as of April 27, 2016 (incorporated by reference in this report from Exhibit 3.2 of the Current Report on Form 8-K filed April 28, 2016)

31.1*	-	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	-	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	-	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	-	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	-	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	-	XBRL Taxonomy Extension Schema Document

101.CAL*	-	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	-	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	-	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	-	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

SIGNATURE
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 7, 2019
Date

Stewart Information Services Corporation
Registrant

By:	/s/ David C. Hisey
David C. Hisey, Chief Financial Officer, Secretary and Treasurer