Form 10-Q
period 2019-09-30
STEWART INFORMATION SERVICES CORP
filed 2019-11-07
CIK 94344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☑
On October 31, 2019, there were 23,706,719 outstanding shares of the issuer's Common Stock.

FORM 10-Q QUARTERLY REPORT
QUARTER ENDED SEPTEMBER 30, 2019

As used in this report, “we,” “us,” “our,” "Registrant," the “Company” and “Stewart” mean Stewart Information Services Corporation and our subsidiaries, unless the context indicates otherwise.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	($000 omitted, except per share)
Revenues
Title revenues:
Direct operations	245,068	213,134	634,198	622,886
Agency operations	254,155	272,875	699,835	756,986
Ancillary services	8,628	13,227	30,708	38,790
Operating revenues	507,851	499,236	1,364,741	1,418,662
Investment income	4,752	4,781	14,631	14,732
Investment and other gains – net	46,905	3,623	50,730	4,345
	559,508	507,640	1,430,102	1,437,739
Expenses
Amounts retained by agencies	208,973	224,966	576,559	623,967
Employee costs	143,815	138,288	412,967	423,389
Other operating expenses	87,826	90,811	251,030	257,029
Title losses and related claims	21,059	21,503	55,532	59,181
Depreciation and amortization	5,694	6,221	17,458	18,609
Interest	1,080	1,076	3,369	2,722
	468,447	482,865	1,316,915	1,384,897
Income before taxes and noncontrolling interests	91,061	24,775	113,187	52,842
Income tax expense	(21,393)	(4,371)	(25,978)	(8,679)
Net income	69,668	20,404	87,209	44,163
Less net income attributable to noncontrolling interests	3,560	2,851	8,561	8,012
Net income attributable to Stewart	66,108	17,553	78,648	36,151

Net income	69,668	20,404	87,209	44,163
Other comprehensive (loss) income, net of taxes:
Foreign currency translation adjustments	(5,135)	1,140	1,928	(4,490)
Change in net unrealized gains and losses on investments	3,603	(1,910)	17,985	(12,344)
Reclassification adjustment for net losses (gains) included in net income	(92)	(137)	120	(617)
Other comprehensive (loss) income, net of taxes:	(1,624)	(907)	20,033	(17,451)
Comprehensive income	68,044	19,497	107,242	26,712
Less net income attributable to noncontrolling interests	3,560	2,851	8,561	8,012
Comprehensive income attributable to Stewart	64,484	16,646	98,681	18,700

Basic average shares outstanding (000)	23,616	23,556	23,608	23,537
Basic earnings per share attributable to Stewart	2.80	0.75	3.33	1.54
Diluted average shares outstanding (000)	23,773	23,699	23,780	23,677
Diluted earnings per share attributable to Stewart	2.78	0.74	3.31	1.53
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of September 30, 2019 (Unaudited)	As of December 31, 2018
	($000 omitted)
Assets
Cash and cash equivalents	320,960	192,067
Short-term investments	22,692	22,950
Investments in debt and equity securities, at fair value	599,193	636,017
Receivables:
Premiums from agencies	31,869	29,032
Trade and other	46,990	43,568
Income taxes	1,791	489
Notes	3,109	2,987
Allowance for uncollectible amounts	(4,401)	(4,614)
	79,358	71,462
Property and equipment:
Land	3,512	3,991
Buildings	21,440	22,968
Furniture and equipment	209,488	216,498
Accumulated depreciation	(178,577)	(182,663)
	55,863	60,794
Operating lease assets	100,671	—
Title plants, at cost	74,737	74,737
Investments on equity method basis	5,965	8,590
Goodwill	248,890	248,890
Intangible assets, net of amortization	6,303	9,727
Deferred tax assets	4,592	4,575
Other assets	39,967	43,121
	1,559,191	1,372,930
Liabilities
Notes payable	105,371	108,036
Accounts payable and accrued liabilities	103,886	109,283
Operating lease liabilities	112,260	—
Estimated title losses	452,361	461,560
Deferred tax liabilities	25,429	14,214
	799,307	693,093
Contingent liabilities and commitments
Stockholders’ equity
Common Stock ($1 par value) and additional paid-in capital	189,613	186,714
Retained earnings	571,390	514,248
Accumulated other comprehensive income (loss):
Net unrealized investment gains (losses) on debt securities investments	12,839	(5,266)
Foreign currency translation adjustments	(17,577)	(19,505)
Treasury stock – 352,161 common shares, at cost	(2,666)	(2,666)
Stockholders’ equity attributable to Stewart	753,599	673,525
Noncontrolling interests	6,285	6,312
Total stockholders’ equity (23,711,652 and 23,719,347 shares outstanding)	759,884	679,837
	1,559,191	1,372,930
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2019	2018
	($000 omitted)
Reconciliation of net income to cash provided by operating activities:
Net income	87,209	44,163
Add (deduct):
Depreciation and amortization	17,458	18,609
Provision for bad debt	889	510
Investment and other gains – net	(730)	(4,345)
Amortization of net premium on debt securities investments	3,790	4,617
Payments for title losses in excess of provisions	(11,266)	(1,106)
Adjustment for insurance recoveries of title losses	175	1,023
(Increase) decrease in receivables – net	(8,838)	2,020
Decrease (increase) in other assets – net	2,910	(406)
Increase (decrease) in accounts payable and other liabilities – net	6,753	(23,480)
Change in net deferred income taxes	5,563	(1,693)
Net income from equity investees	(1,996)	(1,344)
Dividends received from equity investees	1,964	2,187
Stock-based compensation expense	3,380	3,039
Other – net	28	(61)
Cash provided by operating activities	107,289	43,733
Investing activities:
Proceeds from sales of investments in securities	20,899	32,500
Proceeds from matured investments in debt securities	44,685	25,258
Purchases of investments in securities	(2,187)	(35,683)
Net purchases of short-term investments	(193)	(366)
Purchases of property and equipment, and real estate – net	(11,957)	(8,478)
Cash paid for acquisition of businesses	—	(17,639)
Other – net	2,111	327
Cash provided (used) by investing activities	53,358	(4,081)
Financing activities:
Payments on notes payable	(26,179)	(16,767)
Proceeds from notes payable	23,514	9,583
Distributions to noncontrolling interests	(8,578)	(8,665)
Contributions from noncontrolling interests	25	—
Repurchases of common stock	(481)	(687)
Cash dividends paid	(21,257)	(21,195)
Purchase of remaining interest in consolidated subsidiary	—	(1,102)
Cash used by financing activities	(32,956)	(38,833)
Effects of changes in foreign currency exchange rates	1,202	(1,229)
Increase (decrease) in cash and cash equivalents	128,893	(410)
Cash and cash equivalents at beginning of period	192,067	150,079
Cash and cash equivalents at end of period	320,960	149,669

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	Common Stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Noncontrolling interests	Total
	($000 omitted)
Nine Months Ended September 30, 2019:
Balances at December 31, 2018	24,072	162,642	514,248	(24,771)	(2,666)	6,312	679,837
Net income attributable to Stewart	—	—	78,648	—	—	—	78,648
Dividends on Common Stock ($0.90 per share)	—	—	(21,506)	—	—	—	(21,506)
Stock-based compensation	4	3,376	—	—	—	—	3,380
Stock repurchases	(11)	(470)	—	—	—	—	(481)
Net change in unrealized gains and losses on investments, net of taxes	—	—	—	17,985	—	—	17,985
Net investment realized loss reclassification, net of taxes	—	—	—	120	—	—	120
Foreign currency translation adjustments, net of taxes	—	—	—	1,928	—	—	1,928
Net income attributable to noncontrolling interests	—	—	—	—	—	8,561	8,561
Distributions to noncontrolling interests	—	—	—	—	—	(8,578)	(8,578)
Net effect of other changes in ownership	—	—	—	—	—	(10)	(10)
Balances at September 30, 2019	24,065	165,548	571,390	(4,738)	(2,666)	6,285	759,884

Nine Months Ended September 30, 2018:
Balances at December 31, 2017	24,072	159,954	491,698	(847)	(2,666)	6,599	678,810
Cumulative effect adjustments on adoption of new accounting standards	—	—	3,592	(3,592)	—	—	—
Net income attributable to Stewart	—	—	36,151	—	—	—	36,151
Dividends on Common Stock ($0.90 per share)	—	—	(21,373)	—	—	—	(21,373)
Stock-based compensation	38	3,001	—	—	—	—	3,039
Stock repurchases	(17)	(670)	—	—	—	—	(687)
Purchase of remaining interest in consolidated subsidiary	—	(946)	—	—	—	(156)	(1,102)
Net change in unrealized gains and losses on investments, net of taxes	—	—	—	(12,344)	—	—	(12,344)
Net investment realized gain reclassification, net of taxes	—	—	—	(617)	—	—	(617)
Foreign currency translation adjustments, net of taxes	—	—	—	(4,490)	—	—	(4,490)
Net income attributable to noncontrolling interests	—	—	—	—	—	8,012	8,012
Distributions to noncontrolling interests	—	—	—	—	—	(8,665)	(8,665)
Balances at September 30, 2018	24,093	161,339	510,068	(21,890)	(2,666)	5,790	676,734

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	Common Stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Noncontrolling interests	Total
	($000 omitted)
Three Months Ended September 30, 2019:
Balances at June 30, 2019	24,065	164,235	512,467	(3,114)	(2,666)	5,840	700,827
Net income attributable to Stewart	—	—	66,108	—	—	—	66,108
Dividends on Common Stock ($0.30 per share)	—	—	(7,185)	—	—	—	(7,185)
Stock-based compensation	—	1,323	—	—	—	—	1,323
Stock repurchases	—	(10)	—	—	—	—	(10)
Net change in unrealized gains and losses on investments, net of taxes	—	—	—	3,603	—	—	3,603
Net investment realized gain reclassification, net of taxes	—	—	—	(92)	—	—	(92)
Foreign currency translation adjustments, net of taxes	—	—	—	(5,135)	—	—	(5,135)
Net income attributable to noncontrolling interests	—	—	—	—	—	3,560	3,560
Distributions to noncontrolling interests	—	—	—	—	—	(3,091)	(3,091)
Net effect of other changes in ownership	—	—	—	—	—	(24)	(24)
Balances at September 30, 2019	24,065	165,548	571,390	(4,738)	(2,666)	6,285	759,884

Three Months Ended September 30, 2018:
Balances at June 30, 2018	24,097	160,204	499,656	(20,983)	(2,666)	5,929	666,237
Net income attributable to Stewart	—	—	17,553	—	—	—	17,553
Dividends on Common Stock ($0.30 per share)	—	—	(7,141)	—	—	—	(7,141)
Stock-based compensation	(4)	1,064	—	—	—	—	1,060
Stock repurchases	—	(15)	—	—	—	—	(15)
Purchase of remaining interest in consolidated subsidiary	—	86	—	—	—	(76)	10
Net change in unrealized gains and losses on investments, net of taxes	—	—	—	(1,910)	—	—	(1,910)
Net investment realized gain reclassification, net of taxes	—	—	—	(137)	—	—	(137)
Foreign currency translation adjustments, net of taxes	—	—	—	1,140	—	—	1,140
Net income attributable to noncontrolling interests	—	—	—	—	—	2,851	2,851
Distributions to noncontrolling interests	—	—	—	—	—	(2,914)	(2,914)
Balances at September 30, 2018	24,093	161,339	510,068	(21,890)	(2,666)	5,790	676,734
See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1

Interim financial statements. The financial information contained in this report for the three and nine months ended September 30, 2019 and 2018, and as of September 30, 2019, is unaudited. This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

C. Restrictions on cash and investments. The Company maintains investments in accordance with certain statutory requirements for the funding of statutory premium reserves. Statutory reserve funds are required to be fully funded and invested in high-quality securities and short-term investments. Statutory reserve funds are not available for current claim payments, which must be funded from current operating cash flow. Included in investments in debt and equity securities are statutory reserve funds of approximately $439.9 million and $462.2 million at September 30, 2019 and December 31, 2018, respectively, In addition, included within cash and cash equivalents are statutory reserve funds of approximately $77.4 million and $37.7 million at September 30, 2019 and December 31, 2018, respectively. Although these cash statutory reserve funds are not restricted or segregated in depository accounts, they are required to be held pursuant to state statutes. If the Company fails to maintain minimum investments or cash and cash equivalents sufficient to meet statutory requirements, the Company may be subject to fines or other penalties, including potential revocation of its business license. These funds are not available for any other purpose. In the event that insurance regulators adjust the determination of the statutory premium reserves of the Company’s title insurers, these restricted funds as well as statutory surplus would correspondingly increase or decrease.

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

The Company adopted Topic 842 effective January 1, 2019 using the optional transition method of adoption. In addition, the Company elected practical expedients permitted under the transition guidance of the standard, which among other things, allowed the carry forward of the historical lease classifications for existing leases. The adoption resulted in the recognition on the Company's January 1, 2019 consolidated balance sheet of approximately $99.8 million of operating lease assets and lease liabilities, and the reclassification of approximately $10.7 million of existing deferred rent liabilities from accounts payable and accrued liabilities to operating lease assets. There was no impact on the Company's 2019 consolidated statements of income and comprehensive income and cash flows. The accounting treatment for finance leases remained substantially unchanged.

E. Recent accounting standard not yet adopted. In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (Topic 326). Topic 326 significantly changes the impairment model for financial instruments by introducing the current expected credit loss (CECL) model, which requires the immediate recognition of estimated credit losses expected to occur over the remaining life of the financial instrument. Current practice generally requires the recognition of credit losses when incurred. Topic 326 also amends certain accounting treatments for available-for-sale debt securities. Topic 326 is effective for the Company's fiscal year beginning January 1, 2020 and subsequent interim periods. The Company is currently evaluating the impact of this new standard on the Company's consolidated financial statements.

F. Merger Agreement Termination. During March 2018, the Company entered into an agreement and plan of merger (Merger Agreement) with Fidelity National Financial, Inc. (FNF) (the Mergers), as disclosed in detail in Note 1-S of the Company’s 2018 Annual Report on Form 10-K and in Exhibit 2.1 to the Company's Current Report on Form 8-K filed on March 19, 2018 with the Securities and Exchange Commission. On September 9, 2019, the Company and FNF mutually terminated the Merger Agreement. In connection with the termination and as stipulated in the Merger Agreement, FNF paid the Company a reverse merger termination fee of $50 million, which is presented as part of Investment and other gains - net in the 2019 condensed consolidated statement of income and comprehensive income (refer to Notes 5 and 12).

NOTE 2

Revenues. The Company's operating revenues, summarized by type, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	($000 omitted)
Title insurance premiums:
Direct	174,635	152,739	448,920	444,447
Agency	254,155	272,875	699,835	756,986
Escrow fees	38,666	32,649	100,570	95,984
Search, abstract and valuation services	20,922	24,105	63,109	71,006
Other revenues	19,473	16,868	52,307	50,239
	507,851	499,236	1,364,741	1,418,662

NOTE 3

Investments in debt and equity securities. The total fair values of the Company's investments in debt and equity securities are as follows:

	September 30, 2019	December 31, 2018
	($000 omitted)
Investments in:
Debt securities	561,986	602,020
Equity securities	37,207	33,997
	599,193	636,017

As of September 30, 2019 and December 31, 2018, the net unrealized investment gains relating to investments in equity securities held were $6.3 million and $2.9 million, respectively.

The amortized costs and fair values of investments in debt securities are as follows:

	September 30, 2019		December 31, 2018
	Amortized costs	Fair values	Amortized costs	Fair values
	($000 omitted)
Municipal	53,315	54,964	61,779	61,934
Corporate	299,355	311,148	333,289	328,495
Foreign	186,523	189,308	200,667	198,938
U.S. Treasury Bonds	6,541	6,566	12,951	12,653
	545,734	561,986	608,686	602,020

Foreign debt securities consist of Canadian government and corporate bonds, United Kingdom treasury and corporate bonds, and Mexican government bonds.

Gross unrealized gains and losses on investments in debt securities are as follows:

	September 30, 2019		December 31, 2018
	Gains	Losses	Gains	Losses
	($000 omitted)
Municipal	1,650	1	482	327
Corporate	11,794	1	1,894	6,688
Foreign	3,325	540	1,402	3,131
U.S. Treasury Bonds	65	40	2	300
	16,834	582	3,780	10,446

Debt securities as of September 30, 2019 mature, according to their contractual terms, as follows (actual maturities may differ due to call or prepayment rights):

	Amortized costs	Fair values
	($000 omitted)
In one year or less	53,152	53,176
After one year through five years	323,901	330,147
After five years through ten years	144,476	152,707
After ten years	24,205	25,956
	545,734	561,986

Gross unrealized losses on investments in debt securities and the fair values of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2019, were:

	Less than 12 months		More than 12 months		Total
	Losses	Fair values	Losses	Fair values	Losses	Fair values
	($000 omitted)
Municipal	—	—	1	560	1	560
Corporate	1	992	—	—	1	992
Foreign	457	53,913	83	25,008	540	78,921
U.S. Treasury Bonds	40	2,334	—	—	40	2,334
	498	57,239	84	25,568	582	82,807

The number of specific debt investment holdings held in an unrealized loss position as of September 30, 2019 was 44. Of these securities, 17 were in unrealized loss positions for more than 12 months. During 2019, the overall gross unrealized losses on debt securities improved compared to the prior year-end, primarily due to reduced interest rates and credit spreads which increased investment fair values. Since the Company does not intend to sell and will more likely than not maintain each investment security until its maturity or anticipated recovery, and no significant credit risk is deemed to exist, these investments are not considered as other-than-temporarily impaired. The Company believes its investment portfolio is diversified and expects no material loss to result from the failure to perform by issuers of the debt securities it holds. Investments made by the Company are not collateralized.

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

As of September 30, 2019, financial instruments measured at fair value on a recurring basis are summarized below:

	Level 1	Level 2	Fair value measurements
	($000 omitted)
Investments in securities:
Debt securities:
Municipal	—	54,964	54,964
Corporate	—	311,148	311,148
Foreign	—	189,308	189,308
U.S. Treasury Bonds	—	6,566	6,566
Equity securities	37,207	—	37,207
	37,207	561,986	599,193

As of December 31, 2018, financial instruments measured at fair value on a recurring basis are summarized below:

	Level 1	Level 2	Fair value measurements
	($000 omitted)
Investments in securities:
Debt securities:
Municipal	—	61,934	61,934
Corporate	—	328,495	328,495
Foreign	—	198,938	198,938
U.S. Treasury Bonds	—	12,653	12,653
Equity securities	33,997	—	33,997
	33,997	602,020	636,017

As of September 30, 2019, Level 1 financial instruments consist of equity securities. Level 2 financial instruments consist of municipal, governmental, and corporate bonds, both U.S. and foreign. In accordance with the Company’s policies and guidelines which incorporate relevant statutory requirements, the Company’s third-party registered investment manager invests only in securities rated as investment grade or higher by the major rating services, where observable valuation inputs are significant. The fair value of the Company's investments in debt and equity securities is primarily determined using a third-party pricing service provider. The third-party pricing service provider calculates the fair values using both market approach and model valuation methods, as well as pricing information obtained from brokers, dealers and custodians. Management ensures the reasonableness of the third-party service valuations by comparing them with pricing information from the Company's investment manager.

NOTE 5

Investment and other gains - net. Investments and other gains (losses) are detailed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	($000 omitted)
Investment and other gains	50,237	1,597	51,190	2,763
Investment and other losses	(3,038)	(151)	(3,402)	(220)
Net unrealized investment (losses) gains recognized on equity securities still held at September 30	(294)	2,177	2,942	1,802
	46,905	3,623	50,730	4,345

Investment and other gains - net in both the third quarter and first nine months of 2019 included a $50.0 million realized gain related to the reverse merger termination fee paid by FNF (refer to Note 1-F), partially offset by a $2.7 million impairment charge on an equity method investment. Investment and other gains - net in both the third quarter and first nine months of 2018 included a net unrealized gain of $1.2 million that resulted from a fair value change of an equity investment with previously no determinable fair value.

Investment gains and losses recognized during the periods ended September 30, 2019 and 2018 related to investments in equity securities are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	($000 omitted)
Net investment (losses) gains recognized on equity securities during the period	(171)	2,775	3,222	2,161
Less: Net realized gains on equity securities sold during the period	123	598	280	359
Net unrealized investment (losses) gains recognized on equity securities still held at September 30	(294)	2,177	2,942	1,802

Proceeds from sales of investments in securities are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	($000 omitted)
Proceeds from sales of debt securities	10,227	6,326	19,279	27,475
Proceeds from sales of equity securities	720	452	1,620	5,025
Total proceeds from sales of investments in securities	10,947	6,778	20,899	32,500

NOTE 6

Estimated title losses. A summary of estimated title losses for the nine months ended September 30 is as follows:

	2019	2018
	($000 omitted)
Balances at January 1	461,560	480,990
Provisions:
Current year	54,670	62,592
Previous policy years	863	(3,410)
Total provisions	55,533	59,182
Payments, net of recoveries:
Current year	(11,424)	(9,466)
Previous policy years	(55,375)	(50,822)
Total payments, net of recoveries	(66,799)	(60,288)
Effects of changes in foreign currency exchange rates	2,067	(3,014)
Balances at September 30	452,361	476,870
Loss ratios as a percentage of title operating revenues:
Current year provisions	4.1%	4.5%
Total provisions	4.2%	4.3%

Title loss provisions during 2019 decreased compared to 2018, primarily as a result of lower title premiums in 2019. During 2018, the Company recorded a $4.0 million net reduction in prior policy years' reserves driven by favorable loss experience. Claim payments increased in 2019 compared to 2018, primarily due to higher payments on existing large and non-large claims.

NOTE 7

Share-based payments. Beginning in 2018, the Company grants time-based and performance-based restricted stock units to executives and senior management employees. Each restricted stock unit represents a contractual right to receive a share of the Company's common stock. The time-based units vest on each of the first three anniversaries of the grant date, while the performance-based units vest upon achievement of certain financial objectives over a period of approximately three years. Awards are made pursuant to the Company’s employee incentive compensation plans and the compensation expense associated with the awards is recognized over the corresponding vesting period. The aggregate grant-date fair values of restricted stock unit awards during the first nine months of 2019 and 2018 were $5.0 million (119,000 units with an average grant price per unit of $42.05) and $4.8 million (111,000 units with an average grant price per unit of $43.39), respectively.

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

The calculation of the basic and diluted EPS is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	($000 omitted, except per share)
Numerator:
Net income attributable to Stewart	66,108	17,553	78,648	36,151

Denominator (000):
Basic average shares outstanding	23,616	23,556	23,608	23,537
Average number of dilutive shares relating to grants of restricted shares and units	157	143	172	140
Basic and diluted average shares outstanding	23,773	23,699	23,780	23,677

Basic earnings per share attributable to Stewart	2.80	0.75	3.33	1.54

Diluted earnings per share attributable to Stewart	2.78	0.74	3.31	1.53

NOTE 9

Leases. The Company primarily leases office space, storage units, data centers and equipment, and determines if an arrangement is a lease at inception. Operating leases are included in operating lease assets and operating lease liabilities on the consolidated balance sheets. Operating lease assets represent the right to use the underlying leased assets over the corresponding lease terms. Finance leases are included in furniture and equipment and notes payable on the consolidated balance sheets. Operating lease assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. As most of the Company's leases do not provide an implicit rate, the Company's incremental borrowing rate based on the information available at the lease commencement date is used in determining the present value of the future lease payments. Lease options to extend or terminate that the Company is reasonably certain to exercise are considered in the present value calculation.

Operating lease expense, which is calculated on a straight-line basis over the lease term and presented as part of other operating expenses in the statement of income and comprehensive income, is composed of the amortization of the lease asset and the accretion of the lease liability. Finance lease expense is composed of the depreciation of the lease asset and accretion of the lease liability and presented as part of depreciation and amortization and interest expense, respectively, in the condensed consolidated statements of income and comprehensive income.

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

During the three and nine months ended September 30, 2019, total operating lease expense was $10.8 million and $33.7 million, respectively, which included $1.0 million and $3.0 million, respectively, of lease expense related to short-term leases and equipment. Total finance lease expense was $0.6 million and $1.9 million, respectively, for the three and nine months ended September 30, 2019.

Lease-related assets and liabilities as of September 30, 2019 are as follows ($000 omitted):

Assets:
Operating lease assets, net of accumulated amortization	100,671
Finance lease assets, net of accumulated depreciation	4,748
Total lease assets	105,419

Liabilities:
Operating lease liabilities	112,260
Finance lease liabilities	4,330
Total lease liabilities	116,590

Other information related to operating and finance leases during the nine months ended September 30, 2019 is as follows:

	Operating	Finance

Cash paid for amounts included in the measurement of lease liabilities ($000)	33,310	2,424
Lease assets obtained in exchange for lease obligations ($000)	41,213	—
Weighted average remaining lease term (years):	4.8	2.6
Weighted average discount rate	4.4%	4.9%

Future minimum lease payments under operating and finance leases as of September 30, 2019 are as follows:

	Operating	Finance
	($000 omitted)
2019 (excludes the nine months ended September 30, 2019)	9,930	653
2020	35,760	1,913
2021	27,163	957
2022	19,958	957
2023	14,428	80
Thereafter	24,908	—
Total future minimum lease payments	132,147	4,560
Less: imputed interest	(19,887)	(230)
Net future minimum lease payments	112,260	4,330

NOTE 10

Contingent liabilities and commitments. In the ordinary course of business, the Company guarantees the third-party indebtedness of certain of its consolidated subsidiaries. As of September 30, 2019, the maximum potential future payments on the guarantees are not more than the related notes payable recorded in the condensed consolidated balance sheets. The Company also guarantees the indebtedness related to lease obligations of certain of its consolidated subsidiaries. The maximum future obligations arising from these lease-related guarantees are not more than the Company’s future minimum lease payments. As of September 30, 2019, the Company also had unused letters of credit aggregating $5.4 million related to workers’ compensation and other insurance. The Company does not expect to make any payments on these guarantees.

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

Selected statement of income information related to these segments is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	($000 omitted)
Title segment:
Revenues	501,199	493,186	1,349,272	1,397,722
Depreciation and amortization	5,110	5,362	15,309	15,929
Income before taxes and noncontrolling interest	49,481	35,999	88,144	78,860

Ancillary services and corporate segment:
Revenues	58,309	14,454	80,830	40,017
Depreciation and amortization	584	859	2,149	2,680
Income (loss) before taxes and noncontrolling interest	41,580	(11,224)	25,043	(26,018)

Consolidated Stewart:
Revenues	559,508	507,640	1,430,102	1,437,739
Depreciation and amortization	5,694	6,221	17,458	18,609
Income before taxes and noncontrolling interest	91,061	24,775	113,187	52,842

Reported revenues and income before taxes and noncontrolling interest for the ancillary services and corporate segment included a $50.0 million pretax realized gain related to the reverse merger termination fee paid by FNF (refer to Note 1-F). The Company does not provide asset information by reportable operating segment as it does not routinely evaluate the asset position by segment.

Revenues generated in the United States and all international operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	($000 omitted)
United States	522,159	473,477	1,340,254	1,347,310
International	37,349	34,163	89,848	90,429
	559,508	507,640	1,430,102	1,437,739

NOTE 13
Other comprehensive (loss) income. Changes in the balances of each component of other comprehensive (loss) income and the related tax effects are as follows:

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount
	($000 omitted)
Net unrealized gains (losses) on investments:
Change in net unrealized gains and losses on investments	4,560	957	3,603	(2,417)	(507)	(1,910)
Less: reclassification adjustment for net gains included in net income	(116)	(24)	(92)	(174)	(37)	(137)
	4,444	933	3,511	(2,591)	(544)	(2,047)
Foreign currency translation adjustments	(6,176)	(1,041)	(5,135)	1,620	480	1,140
Other comprehensive loss	(1,732)	(108)	(1,624)	(971)	(64)	(907)

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount
	($000 omitted)
Net unrealized gains (losses) on investments:
Change in net unrealized gains and losses on investments	22,766	4,781	17,985	(15,625)	(3,281)	(12,344)
Less: reclassification adjustment for net losses (gains) included in net income	152	32	120	(781)	(164)	(617)
	22,918	4,813	18,105	(16,406)	(3,445)	(12,961)
Foreign currency translation adjustments	2,750	822	1,928	(5,234)	(744)	(4,490)
Other comprehensive income (loss)	25,668	5,635	20,033	(21,640)	(4,189)	(17,451)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S OVERVIEW

We reported net income attributable to Stewart of $66.1 million ($2.78 per diluted share) for the third quarter 2019, compared to net income attributable to Stewart of $17.6 million ($0.74 per diluted share) for the third quarter 2018. Pretax income before noncontrolling interests for the third quarter 2019 was $91.1 million compared to a pretax income before noncontrolling interests of $24.8 million for the third quarter 2018.

Third quarter 2019 results included:

•
$46.9 million of net investment and other gains, primarily composed of a $50 million gain recorded in the ancillary services and corporate segment related to the reverse termination fee paid by Fidelity National Financial (FNF) following the termination of the merger transaction and a $2.7 million impairment charge on an equity method investment recorded in the title segment, and

•	$1.0 million of third-party advisory expenses related to the terminated FNF merger transaction recorded in other operating expenses within the ancillary services and corporate segment.

Third quarter 2018 results included:

•	$6.8 million of third-party advisory expenses related to the FNF merger transaction recorded in other operating expenses within the ancillary services and corporate segment, and

•	$3.6 million in net investment and other gains.

Summary results of the title segment are as follows ($ in millions, except pretax margin):

	For the Three Months Ended September 30,
	2019	2018	% Change

Total operating revenues	499.2	486.0	3%
Investment income and other net gains	2.0	7.2	(72)%
Pretax income	49.5	36.0	37%
Pretax margin	9.9%	7.3%	35%

Title operating revenues in the third quarter 2019 increased 3% compared to the prior year quarter primarily due to a 15% improvement in direct title revenues, which was partially offset by a 7% decline in independent agency gross revenues. The segment’s overall operating expenses in the third quarter 2019 decreased $5.5 million (1%) compared to the prior year quarter, primarily resulting from a 7% lower agency retention expense, largely resulting from lower agency gross revenues, partially offset by a 5% increase in combined employee and other operating costs primarily due to increased direct title revenues.

During the third quarters 2019 and 2018, the segment recorded $0.3 million of net unrealized losses and $2.2 million of net unrealized gains, respectively, relating to changes in fair value of equity securities investments. Excluding the effects of these equity securities’ fair value remeasurements and the $2.7 million impairment charge on an equity method investment, the title segment’s pretax income in the third quarter 2019 was $52.5 million, an increase of $18.7 million, or 55%, compared to pretax income of $33.8 million in the third quarter 2018.

Non-commercial domestic revenues increased in the third quarter 2019, compared to the prior year quarter, primarily as a result of increased closed orders driven by lower interest rates. Domestic commercial revenues increased due to a higher fee per file during the third quarter 2019 compared to the prior year quarter. Third quarter 2019 domestic commercial fee per file increased 22% to approximately $12,600 as a result of increased transaction sizes, while domestic residential fee per file decreased 4% to approximately $2,200 primarily due to the higher ratio of refinancing to purchase orders in the third quarter 2019 versus the prior year quarter. Total international title revenues increased $3.2 million, or 10%, primarily driven by increased volumes in Canada and the United Kingdom.

	For the Three Months Ended September 30,
	2019	2018	% Change
	($ in millions)
Non-commercial
Domestic	160.5	136.2	18%
International	28.8	24.9	16%
	189.3	161.1	18%
Commercial:
Domestic	49.7	45.2	10%
International	6.1	6.8	(10)%
	55.8	52.0	7%
Total direct title revenues	245.1	213.1	15%

Gross revenues from independent agency operations declined 7% in the third quarter 2019 compared to the third quarter 2018. The independent agency remittance rate in the third quarter 2019 was 17.8%, a slight improvement from 17.6% in the prior year quarter.

Summary results of the ancillary services and corporate segment are as follows ($ in millions):

	For the Three Months Ended September 30,
	2019	2018	% Change

Operating revenues	8.6	13.2	(35)%
Investment and other gains - net	49.7	1.2	3,949%
Pretax income (loss)	41.6	(11.2)	470%

The segment’s operating revenues decreased $4.6 million in the third quarter 2019 compared to the prior year quarter, primarily due to lower revenues from search and valuation services as a result of reductions in orders from several significant customers. The segment’s results for the third quarter 2019 and 2018 included approximately $7.3 million and $12.6 million, respectively, of net expenses attributable to parent company and corporate operations, with the higher expenses in the prior year quarter being driven by increased merger-related charges. Excluding the FNF merger termination fee and merger-related expenses, the third quarter 2019 pretax loss would have been $7.4 million versus $5.6 million in the prior year quarter.

CRITICAL ACCOUNTING ESTIMATES

The preparation of the Company’s condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures surrounding contingencies and commitments.

Actual results can differ from our accounting estimates. While we do not anticipate significant changes in our estimates, there is a risk that such changes could have a material impact on our consolidated financial condition or results of operations for future periods. During the nine months ended September 30, 2019, we made no material changes to our critical accounting estimates as previously disclosed in Management’s Discussion and Analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

Premiums are determined in part by the values of the transactions we handle. To the extent inflation or market conditions cause increases in the prices of homes and other real estate, premium revenues are also increased. Conversely, falling home prices cause premium revenues to decline. As an overall guideline, a 5% change in median home prices results in an approximately 3.7% change in title premiums. Home price changes may override the seasonal nature of the title insurance business. Historically, our first quarter is the least active in terms of title insurance revenues as home buying is generally depressed during winter months. Our second and third quarters are the most active as the summer is the traditional home buying season, and while commercial transaction closings are skewed to the end of the year, individually large commercial transactions can occur any time of year. On average, refinance title premium rates are 60% of the premium rates for a similarly priced sale transaction.

RESULTS OF OPERATIONS

Comparisons of our results of operations for the three and nine months ended September 30, 2019 with the three and nine months ended September 30, 2018 are set forth below. Factors contributing to fluctuations in the results of operations are presented in the order of their monetary significance, and we have quantified, when necessary, significant changes. Segment results are included in the discussions and, when relevant, are discussed separately.

Our statements on home sales and loan activity are based on published industry data from sources including Fannie Mae, the National Association of Realtors® (NAR) and the U.S. Census Bureau. We also use information from our direct operations.

Operating environment. Actual existing home sales in the third quarter 2019 improved approximately 3% from the third quarter 2018, while September 2019 existing home sales totaled 452,000, which was up 7% (seasonally-adjusted) from a year ago. Respectively, September 2019 median and average home prices were $272,100 and $308,500, which were 6% and 4% higher than the prior year. The increased home prices were primarily due to a shortage of home inventory, which was estimated to be 3% lower at the end of September 2019 compared to a year ago. According to Fannie Mae, one-to-four family residential lending in the third quarter 2019 increased 29% to $598 billion from the prior year quarter. This increase was primarily driven by $124 billion, or 101%, higher refinancing originations which was mainly influenced by lower interest rates in the third quarter 2019 versus the third quarter 2018. Purchase originations modestly increased $10 billion, or 3%, as total housing starts improved 5% and average home prices increased in the third quarter versus last year's quarter.

It is expected that total originations in the fourth quarter 2019 will approximate $556 billion, an increase of 45% from the same quarter in 2018, primarily as a result of a more than 100% expected increase in refinancing originations. Purchase originations are estimated to increase 11% in the fourth quarter 2019 versus fourth quarter 2018. The 30-year mortgage interest rate, which averaged approximately 3.7% in the third quarter 2019, is expected to average 3.6% in the fourth quarter 2019 and full year 2020.

Title revenues. Direct title revenue information is presented below:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
	($ in millions)			($ in millions)
Non-commercial
Domestic	160.5	136.2	18%	416.8	397.7	5%
International	28.8	24.9	16%	66.8	65.9	1%
	189.3	161.1	18%	483.6	463.6	4%
Commercial:
Domestic	49.7	45.2	10%	133.7	140.9	(5)%
International	6.1	6.8	(10)%	16.9	18.4	(8)%
	55.8	52.0	7%	150.6	159.3	(5)%
Total direct title revenues	245.1	213.1	15%	634.2	622.9	2%
% of direct title revenues over total title revenues	49%	44%		48%	45%

Revenues from direct title operations include residential, commercial, international and centralized title services transactions, which primarily process refinancing and default title orders. Total direct title revenues increased $32.0 million, or 15%, in the third quarter 2019 compared to the prior year quarter, primarily due to increased non-commercial and domestic commercial revenues. Non-commercial revenues increased primarily as a result of higher closed orders driven by lower interest rates in the third quarter 2019 compared to the prior year quarter. U.S. commercial revenues increased during the third quarter 2019 due to increased transaction sizes with the commercial fee per file improving 22% to approximately $12,600. Domestic residential fee per file decreased 4% to approximately $2,200 primarily due to the higher ratio of refinancing to purchase orders in the third quarter 2019 compared to the prior year quarter. Total international revenues improved $3.2 million, or 10%, in the third quarter 2019 compared to last year's quarter, primarily driven by the increased volumes in Canada and the United Kingdom.

For the first nine months of 2019, total direct title revenues increased $11.3 million, or 2%, compared to the same period last year, primarily as a result of higher domestic non-commercial revenues resulting from increased closed orders, partially offset by lower commercial revenues. Total purchase and refinancing closed orders increased 6%, primarily influenced by lower interest rates and slightly higher home prices in the first nine months of 2019 compared to the same period in 2018. Respectively, domestic commercial and residential fees per file were approximately $11,300 and $2,200, which were 20% and 2% higher in the first nine months of 2019 compared to the same period in 2018. Total international revenues in the first nine months of 2019 were comparable to the same period last year, as the higher volumes were offset by the effect of weaker foreign exchange rates against the U.S. dollar.

Domestic order information for the periods ended September 30 is as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018*	Change	% Change	2019	2018*	Change	% Change
Opened Orders:
Commercial	4,251	5,275	(1,024)	(19)%	13,209	18,885	(5,676)	(30)%
Purchase	60,579	58,928	1,651	3%	179,298	181,493	(2,195)	(1)%
Refinance	45,387	20,441	24,946	122%	101,913	65,188	36,725	56%
Other	1,128	1,825	(697)	(38)%	3,827	7,369	(3,542)	(48)%
Total	111,345	86,469	24,876	29%	298,247	272,935	25,312	9%

Closed Orders:
Commercial	3,956	4,388	(432)	(10)%	11,809	15,001	(3,192)	(21)%
Purchase	46,080	46,041	39	—%	124,994	131,791	(6,797)	(5)%
Refinance	27,834	13,146	14,688	112%	59,831	42,607	17,224	40%
Other	604	1,414	(810)	(57)%	2,555	7,065	(4,510)	(64)%
Total	78,474	64,989	13,485	21%	199,189	196,464	2,725	1%
*Prior year commercial orders were updated to take into account changes to our domestic order tracking process and the exclusion of international orders.

Gross revenues from independent agency operations declined $18.7 million, or 7%, and $57.2 million, or 8%, in the third quarter and first nine months of 2019, respectively, compared to the same periods in 2018. Agency revenues, net of retention, decreased $2.7 million, or 6%, and $9.7 million, or 7%, in the third quarter and first nine months of 2019, respectively, compared to the same periods in 2018, primarily driven by the gross agency revenue decline accompanied by relatively comparable average agency remittance rates. Refer further to the "Retention by agencies" discussion under Expenses below.

Ancillary services revenues. Ancillary services operating revenues decreased $4.6 million, or 35%, and $8.1 million, or 21%, in the third quarter and first nine months of 2019, respectively, compared to the same periods in 2018, as a result of lower revenues from our search and valuation services operations due to reductions in orders from several significant customers.

Investment income. Investment income during the third quarter and first nine months of 2019 was comparable to the same periods in 2018.

Investment and other gains - net. Investment and other gains - net in both the third quarter and first nine months of 2019 included a $50.0 million realized gain related to the reverse merger termination fee paid by FNF, partially offset by a $2.7 million impairment charge on an equity method investment. Investment and other gains - net in both the third quarter and first nine months of 2018 included a net unrealized gain of $1.2 million that resulted from a fair value change of an equity investment with previously no determinable fair value. Relating to unrealized gains and losses on fair value changes of marketable equity securities investments, we recorded net unrealized losses of $0.3 million in the third quarter 2019 and net unrealized gains of $2.9 million in the first nine months of 2019, compared to net unrealized gains of $2.2 million and $1.8 million in the third quarter and first nine months of 2018, respectively.

Expenses. An analysis of expenses is shown below:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
	($ in millions)			($ in millions)

Amounts retained by agencies	209.0	225.0	(7)%	576.6	624.0	(8)%
As a % of agency revenues	82.2%	82.4%		82.4%	82.4%
Employee costs	143.8	138.3	4%	413.0	423.4	(3)%
As a % of operating revenues	28.3%	27.7%		30.3%	29.8%
Other operating expenses	87.8	90.8	(3)%	251.0	257.0	(2)%
As a % of operating revenues	17.3%	18.2%		18.4%	18.1%
Title losses and related claims	21.1	21.5	(2)%	55.5	59.2	(6)%
As a % of title revenues	4.2%	4.4%		4.2%	4.3%

Retention by agencies. Amounts retained by title agencies are based on agreements between agencies and our title underwriters. Amounts retained by independent agencies, as a percentage of revenues generated by them, averaged 82.2% and 82.4% in the third quarters 2019 and 2018, respectively, and 82.4% in both the first nine months of 2019 and 2018. The average retention percentage may vary from period to period due to the geographical mix of agency operations, the volume of title revenues and, in some states, laws or regulations. Due to the variety of such laws or regulations, as well as competitive factors, the average retention rate can differ significantly from state to state. In addition, a high proportion of our independent agencies are in states with retention rates greater than 80%. We continue to focus on increasing profit margins in every state, increasing premium revenue in states where remittance rates are above 20%, and maintaining the quality of our agency network, which we believe to be the industry’s best, in order to mitigate claims risk and drive consistent future performance. While market share is important in our agency operations channel, it is not as important as margins, risk mitigation and profitability.

Employee costs. Total employee costs increased $5.5 million, or 4%, in the third quarter 2019 compared to the third quarter 2018, primarily due to increased incentive compensation consistent with higher direct title revenues, which was partially offset by reduced salaries expense resulting from an approximately 5% decrease in average employee counts. Employee costs for the first nine months of 2019 decreased $10.4 million, or 3%, compared to the same period in 2018, primarily because of reduced salaries expense resulting from an approximately 8% decrease in average employee counts, partially offset by higher incentive compensation on higher direct title revenues. The reduced employee counts were principally related to volume declines in certain business operations, as well as increasing efficiencies in how we manage the Company.

Attributed to the factors discussed above, employee costs in the title segment increased $6.6 million, or 5%, in the third quarter 2019 compared to the third quarter 2018, and decreased $5.4 million, or 1%, from the first nine of months of 2019 versus the same period in 2019. Employee costs in the ancillary services and corporate segment decreased $1.1 million, or 16%, and $5.0 million, or 23%, in the third quarter and first nine months of 2019, respectively, compared to the same periods in 2018.

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

Consolidated other operating expenses decreased $3.0 million, or 3%, and $6.0 million, or 2%, in the third quarter and first nine months of 2019, respectively, compared to the same periods in 2018. During the third quarter and first nine months of 2019, we incurred $1.0 million and $6.7 million, respectively, of third-party advisory expenses recorded in the ancillary services and corporate segment related to the FNF merger transaction. In comparison, we incurred $6.8 million and $9.1 million of third-party advisory expenses related to the FNF merger transaction in the third quarter and first nine months of 2018, respectively, which were recorded in the ancillary services and corporate segment. Excluding these non-operating charges, other operating expenses, as a percentage of operating revenues, were 17.1% and 17.9% in the third quarter and first nine months of 2019, respectively, compared to 16.8% and 17.5% in the third quarter and first nine months of 2018, respectively.

Costs that follow, to varying degrees, changes in transaction volumes and revenues increased $1.9 million, or 5%, in the third quarter 2019 compared to the prior year quarter, primarily due to the higher outside title search fees and attorney fee splits expenses resulting from higher direct title revenues. These costs decreased $1.3 million, or 1%, in the first nine months of 2019 compared to the same period in 2018, primarily driven by lower outside title search fees expenses consistent with lower commercial title and ancillary services revenues.

Costs that fluctuate independently of revenues increased $1.0 million, or 10%, and $1.2 million, or 4%, in the third quarter and first nine months of 2019, respectively, compared to the prior year quarter, primarily due to higher litigation-related expenses. Excluding the merger-related expenses mentioned above, costs that are fixed in nature in the third quarter 2019 were comparable to the prior year quarter; these costs decreased $3.0 million, or 3%, in the first nine months of 2019 compared to the same period in 2018, primarily as a result of lower professional fees, telecommunications and insurance expenses, partially offset by increased rent expenses.

Title losses. Provisions for title losses, as a percentage of title operating revenues, were 4.2% and 4.4% for the third quarters 2019 and 2018, respectively, and 4.2% and 4.3% for the first nine months of 2019 and 2018, respectively. Title loss expense decreased $0.4 million or 2%, in the third quarter 2019 compared to the third quarter 2018, primarily as a result of favorable loss experience. In the first nine months of 2019, title loss expense decreased $3.7 million, or 6%, compared to the same period in 2018, primarily as a result of lower title revenues and a reduced loss provisioning rate due to our favorable loss experience. The title loss ratio in any given quarter can be significantly influenced by changes in new large claims incurred, escrow losses and adjustments to reserves for existing large claims. We expect our title loss expense to remain at approximately 4.2% for the year 2019.

Cash claim payments decreased $0.3 million, or 1%, in the third quarter 2019, compared to the prior year quarter, primarily as a result of lower payments on existing non-large claims, and increased $6.5 million, or 11%, in the first nine months of 2019, compared to the same period in 2018, primarily due to increased payments on existing large and non-large claims. We continue to manage and resolve large claims prudently and in keeping with our commitments to our policyholders.

The composition of title policy loss expense is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	($ in millions)
Provisions – known claims:
Current year	4.1	3.8	8.4	11.3
Prior policy years	18.0	15.1	55.7	45.3
	22.1	18.9	64.1	56.6
Provisions – IBNR
Current year	16.7	17.4	46.2	51.3
Prior policy years	0.3	0.3	0.9	(3.4)
	17.0	17.7	47.1	47.9
Transferred from IBNR to known claims	(18.0)	(15.1)	(55.7)	(45.3)
Total provisions	21.1	21.5	55.5	59.2

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

Current year provisions - IBNR decreased $0.7 million, or 4%, in the third quarter 2019 compared to the prior year quarter, primarily due to favorable loss experience, and decreased $5.1 million, or 10%, in the first nine months of 2019 compared to the same period in 2018, primarily due to lower title premiums in 2019. Prior policy years provisions - IBNR increased in the first nine months of 2019 compared to the same period in 2018, primarily due to the loss reserve reductions recorded during the second quarter 2018. Compared to the same periods in 2018, current year known claims provisions increased $0.3 million, or 7%, in the third quarter 2019, primarily due to the timing of reported claims, and decreased $2.9 million, or 25%, in the first nine months of 2019, consistent with the Company's favorable loss experience. As a percentage of title operating revenues, provisions - IBNR for the current policy year were 3.4% and 3.6% in the third quarters 2019 and 2018, respectively, and 3.5% and 3.7% in the first nine months of 2019 and 2018, respectively.

In addition to title policy claims, we incur losses in our direct operations from escrow, closing and disbursement functions. These escrow losses typically relate to errors or other miscalculations of amounts to be paid at closing, including timing or amount of a mortgage payoff, payment of property or other taxes and payment of homeowners’ association fees. Escrow losses also arise in cases of fraud, and in those cases, the title insurer incurs the loss under its obligation to ensure that an unencumbered title is conveyed. Escrow losses are recognized as expense when discovered or when contingencies associated with them (such as litigation) are resolved and are typically paid less than 12 months after the loss is recognized. During the first nine months of 2019 and 2018, we recorded total escrow losses of approximately $3.0 million and $6.7 million, respectively, of which approximately $1.6 million and $4.7 million, respectively, were related to fraud.

Total title policy loss reserve balances are as follows:

	September 30, 2019	December 31, 2018
	($ in millions)
Known claims	64.2	66.9
IBNR	388.2	394.7
Total estimated title losses	452.4	461.6

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

Depreciation and amortization. Depreciation and amortization expenses during the third quarter and first nine months of 2019 decreased $0.5 million, or 9%, and $1.2 million, or 6%, compared to the same periods in 2018, primarily due to some assets becoming fully depreciated.

Income taxes. Our effective tax rates, based on income before taxes and after deducting income attributable to noncontrolling interests, were 24% and 25% for the third quarter and first nine months of 2019, respectively, and 20% and 19% for the third quarter and first nine months of 2018, respectively. Excluding discrete income tax net benefit effects in the third quarter and first nine months of 2018 of approximately $1.5 million and $3.0 million, respectively, our 2018 effective tax rates were 27% and 26%, respectively. The third quarter 2018 discrete income tax net benefits were primarily related to previously unrecognized research and development tax credits and other return-to-provision adjustments, including an adjustment to the one-time transition tax on deemed repatriated earnings of foreign subsidiaries; while the discrete income tax net benefits in the first nine months of 2018 also included the tax effect of a cumulative foreign currency adjustment on deemed repatriation of branch foreign earnings.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources reflect our ability to generate cash flow to meet our obligations to shareholders, customers (payments to satisfy claims on title policies), vendors, employees, lenders and others. As of September 30, 2019, our cash and investments, including amounts reserved pursuant to statutory requirements, aggregated $942.8 million ($425.6 million, net of statutory reserves on cash and investments). Of our total cash and investments at September 30, 2019, $654.6 million ($346.0 million, net of statutory reserves) was held in the United States (U.S.) and the rest internationally, principally in Canada.

Cash held at the parent company totaled $43.7 million at September 30, 2019. As a holding company, the parent company is funded principally by cash from its subsidiaries in the form of dividends, operating and other administrative expense reimbursements and pursuant to intercompany tax sharing agreements. The expense reimbursements are paid in accordance with management agreements, approved by the Texas Department of Insurance (TDI), among us and our subsidiaries. In addition to funding operating expenses, cash held at the parent company is used for dividend payments to common stockholders and for stock repurchases, if any. To the extent such uses exceed cash available, the parent company is dependent on distributions from its regulated title insurance underwriter, Stewart Title Guaranty Company (Guaranty). During the quarter ended September 30, 2019, the parent company received a $50.0 million reverse merger termination fee from FNF (refer to Note 1-F to the condensed consolidated financial statements).

A substantial majority of our consolidated cash and investments as of September 30, 2019 was held by Guaranty and its subsidiaries. The use and investment of these funds, dividends to the parent company, and cash transfers between Guaranty and its subsidiaries and the parent company are subject to certain legal and regulatory restrictions. In general, Guaranty may use its cash and investments in excess of its legally-mandated statutory premium reserve (established in accordance with requirements under Texas law) to fund its insurance operations, including claims payments. Guaranty may also, subject to certain limitations, provide funds to its subsidiaries (whose operations consist principally of field title offices and ancillary services operations) for their operating and debt service needs.

We maintain investments in accordance with certain statutory requirements for the funding of statutory premium reserves. Statutory reserve funds are required to be fully funded and invested in high-quality securities and short-term investments. Statutory reserve funds are not available for current claim payments, which must be funded from current operating cash flow. Included in investments in debt and equity securities are statutory reserve funds of approximately $439.9 million and $462.2 million at September 30, 2019 and December 31, 2018, respectively. In addition, included within cash and cash equivalents are statutory reserve funds of approximately $77.4 million and $37.7 million at September 30, 2019 and December 31, 2018, respectively. As of September 30, 2019, our known claims reserve totaled $64.2 million and our estimate of claims that may be reported in the future, under generally accepted accounting principles, totaled $388.2 million. In addition to this, we had cash and investments (excluding equity method investments) of $285.2 million, which are available for underwriter operations, including claims payments.

The ability of Guaranty to pay dividends to its parent is governed by Texas insurance law. The TDI must be notified of any dividend declared, and any dividend in excess of the statutory maximum of 20% of surplus (approximately $115.0 million as of December 31, 2018) would be, by regulation, considered extraordinary and subject to pre-approval by the TDI. Also, the Texas Insurance Commissioner may raise an objection to a planned distribution during the notification period. Guaranty’s actual ability or intent to pay dividends to its parent may be constrained by business and regulatory considerations, such as the impact of dividends on surplus and the liquidity ratio, which could affect its ratings and competitive position, the amount of insurance it can write and its ability to pay future dividends. As of September 30, 2019, our liquidity ratio for our principal underwriter was 114% based on its statutory balance sheet. No dividend was paid by Guaranty to its parent during the first nine months of 2019 and 2018.

As the parent company conducts no operations apart from its wholly-owned subsidiaries, the discussion below focuses on consolidated cash flows.

	Nine Months Ended September 30,
	2019	2018
	($ in millions)
Net cash provided by operating activities	107.3	43.7
Net cash provided (used) by investing activities	53.4	(4.1)
Net cash used by financing activities	(33.0)	(38.8)

Operating activities. Our principal sources of cash from operations are premiums on title policies and revenue from title service-related transactions, ancillary services and other operations. Our independent agencies remit cash to us net of their contractual retention. Our principal cash expenditures for operations are employee costs, operating costs and title claims payments.

Net cash provided by operations in the first nine months of 2019 increased to $107.3 million, compared to net cash provided of $43.7 million in the first nine months of 2018, primarily due to the higher net income, which included the reverse merger termination fee from FNF, partially offset by higher claim payments and lower collections on accounts receivable during the first nine months of 2019. Although our business is labor intensive, we are focused on a cost-effective, scalable business model which includes utilization of technology, centralized back and middle office functions and business process outsourcing. We are continuing our emphasis on cost management, specifically focusing on lowering unit costs of production, which will result in improved margins. Our plans to improve margins also include additional automation of manual processes, and further consolidation of our various systems and production operations. We are currently investing in the technology necessary to accomplish these goals.

Investing activities. Cash provided and used by investing activities is primarily driven by proceeds from matured and sold investments, purchases of investments, capital expenditures and acquisition of subsidiaries. During the first nine months of 2019, total proceeds from securities investments sold and matured were $65.6 million, compared to $57.8 million during the same period in 2018, primarily due to increased maturities of securities investments in 2019. Cash used for purchases of securities investments was $2.2 million during the first nine months of 2019, compared to $35.7 million during the same period in 2018. The lower purchases of investments during 2019 was primarily due to our decision, as bonds matured, to invest in cash equivalents with more attractive interest rates in the current markets on a risk adjusted basis.

During the first nine months of 2019 and 2018, we used $12.0 million and $8.5 million, respectively, of cash for purchases of property and equipment, while we used $17.6 million of cash for acquisitions of new subsidiaries during the first nine months of 2018. We maintain investment in capital expenditures at a level that enables us to implement technologies for increasing our operational and back-office efficiencies and to pursue growth in key markets.

Financing activities and capital resources. Total debt and stockholders’ equity were $105.4 million and $759.9 million, respectively, as of September 30, 2019. Payments on notes payable during the first nine months of 2019 and 2018 of $23.9 million and $13.9 million, respectively, and notes payable additions of $23.5 million and $9.6 million, respectively, were related to short-term loan agreements in connection with our Section 1031 tax-deferred property exchange (Section 1031) business. At September 30, 2019, the outstanding balance of our line of credit facility was $98.9 million, while the available balance of the line of credit was $48.6 million, net of an unused $2.5 million letter of credit. At September 30, 2019, our debt-to-equity ratio, excluding our Section 1031 notes, was approximately 13.6%, below the 20% we have set as our unofficial internal limit on leverage.

During the first nine months of 2019, we paid total dividends of $21.3 million, or $0.90 per common share, compared to total dividends paid of $21.2 million, or $0.90 per common share, during the same period in 2018.

Effect of changes in foreign currency exchange rates. The effect of changes in foreign currency exchange rates on our cash and cash equivalents on the consolidated statements of cash flows was a net increase of $1.2 million during the first nine months of 2019 and a net decrease of $1.2 million during the same period in 2018. Our principal foreign operating unit is in Canada, and, on average, the value of the Canadian dollar relative to the U.S. dollar improved in the first nine months of 2019 and declined in the the same period in 2018.

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

Other comprehensive (loss) income. Unrealized gains and losses on available-for-sale debt securities investments and changes in foreign currency exchange rates are reported net of deferred taxes in accumulated other comprehensive income (loss), a component of stockholders’ equity, until realized. During the first nine months of 2019, net unrealized investment gains of $18.1 million, net of taxes, which increased our other comprehensive income, were primarily related to increases in the fair values of our overall bond securities investment portfolio driven by reduced interest rates and credit spreads. During the first nine months of 2018, net unrealized investment losses of $13.0 million, net of taxes, which increased our other comprehensive loss, were primarily related to decreases in the fair values of our overall bond securities investment portfolio which were influenced by the rising interest rate market environment.

Changes in foreign currency exchange rates, primarily related to our Canadian operations, increased our other comprehensive income, net of taxes, by $1.9 million in the first nine months of 2019; while they increased our other comprehensive loss, net of taxes, by $4.5 million for the same period in 2018.

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

Forward-looking statements. Certain statements in this report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to future, not past, events and often address our expected future business and financial performance.  These statements often contain words such as "expect," "anticipate," "intend," "plan," "believe," "seek," "will," "foresee" or other similar words. Forward-looking statements by their nature are subject to various risks and uncertainties that could cause our actual results to be materially different than those expressed in the forward-looking statements. These risks and uncertainties include, among other things, the volatility of economic conditions; adverse changes in the level of real estate activity; changes in mortgage interest rates, existing and new home sales, and availability of mortgage financing; our ability to respond to and implement technology changes, including the completion of the implementation of our enterprise systems; the impact of unanticipated title losses or the need to strengthen our policy loss reserves; any effect of title losses on our cash flows and financial condition; the ability to attract and retain highly productive sales associates; the impact of vetting our agency operations for quality and profitability; independent agency remittance rates; changes to the participants in the secondary mortgage market and the rate of refinancing that affects the demand for title insurance products; regulatory non-compliance, fraud or defalcations by our title insurance agencies or employees; our ability to timely and cost-effectively respond to significant industry changes and introduce new products and services; the outcome of pending litigation; the impact of changes in governmental and insurance regulations, including any future reductions in the pricing of title insurance products and services; our dependence on our operating subsidiaries as a source of cash flow; our ability to access the equity and debt financing markets when and if needed; our ability to grow our international operations; seasonality and weather; and our ability to respond to the actions of our competitors. These risks and uncertainties, as well as others, are discussed in more detail in our documents filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2018, and if applicable, our Quarterly Reports on Form 10-Q, and our Current Reports on Form 8-K. All forward-looking statements included in this report are expressly qualified in their entirety by such cautionary statements. We expressly disclaim any obligation to update, amend or clarify any forward-looking statements contained in this report to reflect events or circumstances that may arise after the date hereof, except as may be required by applicable law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes during the quarter ended September 30, 2019 in our investment strategies, types of financial instruments held or the risks associated with such instruments that would materially alter the market risk disclosures made in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. Our principal executive officer and principal financial officer are responsible for establishing and maintaining disclosure controls and procedures. They evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2019, and have concluded that, as of such date, our disclosure controls and procedures are adequate and effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting during the quarter ended September 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

See discussion of legal proceedings in Note 11 to the condensed consolidated financial statements included in Item 1 of Part I of this Report, which is incorporated by reference into this Part II, Item 1, as well as Item 3. Legal Proceedings, in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 1A. Risk Factors

There are no changes during the nine months ended September 30, 2019 to our risk factors as listed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases of our Common Stock during the nine months ended September 30, 2019, except for repurchases of approximately 11,300 shares (aggregate purchase price of approximately $0.5 million) related to the statutory income tax withholding on the vesting of restricted share and unit grants to executives and senior management.

Item 5. Other Information

Book value per share. Our book value per share was $31.78 and $28.40 as of September 30, 2019 and December 31, 2018, respectively. As of September 30, 2019, our book value per share was based on approximately $753.6 million of stockholders’ equity attributable to Stewart and 23,711,652 shares of Common Stock outstanding. As of December 31, 2018, our book value per share was based on approximately $673.5 million of stockholders’ equity attributable to Stewart and 23,719,347 shares of Common Stock outstanding.

Item 6. Exhibits

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
Employment Agreement, effective September 9, 2019 and entered into as of September 20, 2019, by and between the Registrant and Frederick H. Eppinger (incorporated by reference in this report from Exhibit 10.1 of the Current Report on Form 8-K filed September 24, 2019)

10.2	-
Termination Agreement, dated September 9, 2019, among the Registrant, Fidelity National Financial, Inc., A Holdco Corp. and S Holdco LLC (incorporated by reference in this report from Exhibit 10.1 of the Current Report on Form 8-K filed September 10, 2019)

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

November 7, 2019
Date

Stewart Information Services Corporation
Registrant

By:	/s/ David C. Hisey
David C. Hisey, Chief Financial Officer, Secretary and Treasurer