Form 10-K
period 2019-12-31
STEWART INFORMATION SERVICES CORP
filed 2020-02-27
CIK 94344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number 001-02658
STEWART INFORMATION SERVICES CORPORATION
(Exact name of registrant as specified in its charter)

Delaware		74-1677330
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

1360 Post Oak Blvd.,	Suite 100
Houston,	Texas	77056
(Address of principal executive offices)		(Zip Code)

Registrant’s telephone number, including area code: (713) 625-8100
Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $1 par value per share	STC	New York Stock Exchange
(Title of each class of stock)	Trading Symbol(s)	(Name of each exchange on which registered)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No ☑
The aggregate market value of the Common Stock (based upon the closing sales price of the Common Stock of Stewart Information Services Corporation, as reported by the NYSE on June 30, 2019) held by non-affiliates of the Registrant was approximately $994.1 million.
On February 20, 2020, there were 23,679,888 outstanding shares of the Registrant's Common Stock.
Documents Incorporated by Reference
Portions of the definitive proxy statement (the Proxy Statement), in connection with the Registrant's 2020 Annual Meeting of Stockholders, are incorporated herein by reference in Part III of this document.

FORM 10-K ANNUAL REPORT
YEAR ENDED DECEMBER 31, 2019

As used in this report, “we,” “us,” “our,” the “Company” and “Stewart” mean Stewart Information Services Corporation and our subsidiaries, unless the context indicates otherwise.

PART I

Item 1. Business

Stewart Information Services Corporation (NYSE:STC) is a global real estate services company, incorporated in Delaware in 1970, and offering products and services through our direct operations, network of independent agencies and family of companies. From residential and commercial title insurance and closing and settlement services to specialized offerings for the mortgage industry, we offer the comprehensive service, deep expertise and solutions our customers need for any real estate transaction. Stewart was established in 1893 and is headquartered in Houston, Texas.

We primarily operate in the United States with international market presence through a network of regional offices in Canada, the United Kingdom, Australia, Europe, the Caribbean and Mexico. We currently report our business in two segments: title insurance and related services (title), and ancillary services and corporate. Refer to Note 19 to our audited consolidated financial statements and Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) for financial information related to the title and ancillary services and corporate segments.

Title Segment

Title insurance and related services include the functions of searching, examining, closing and insuring the condition of the title to real property. The title segment also includes home and personal insurance services and Internal Revenue Code Section 1031 tax-deferred (Section 1031) exchanges.

Examination and closing. The purpose of a title examination is to ascertain the ownership of the property being transferred, debts that are owed on it and the scope of the title policy coverage. This involves searching for and examining documents such as deeds, mortgages, wills, divorce decrees, court judgments, liens, assessments and tax records.

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

Title insurance is substantially different from other types of insurance. Fire, auto, health and life insurance policies protect against future losses and events. In contrast, title insurance insures against losses from past events and seeks to protect the public by eliminating covered risks through the examination and settlement process. In essence, subject to its exceptions and exclusions, a title insurance policy provides a warranty to the policyholder that the title to the property is free from defects that might impair ownership rights, or in the case of a lender's policy, that there is priority of lien position. Most other forms of insurance provide protection for a limited period of time and, hence the policy must be periodically renewed. Title insurance, however, is issued for a one-time premium and the policy provides protection for as long as the owner owns the property, or has liability in connection with the property, or a lender under its policy has its insured lien on the property. Also, a title insurance policy does not have a finite contract term, whereas most other lines of insurance have definite beginning and ending dates for coverage. Although a title insurance policy provides protection as long as the owner owns the property being covered, the title insurance company generally does not have information about which policies are still effective. Most other lines of insurance receive periodic premium payments and policy renewals thereby allowing the insurance company to know which policies are effective.

Losses. Losses on policies occur when a title defect is not discovered during the examination and settlement process. Reasons for losses include, but are not limited to, forgeries, misrepresentations, unrecorded or undiscovered liens, the failure to pay off existing liens, mortgage lending fraud, mishandling or defalcation of settlement funds, issuance by independent agencies of unauthorized coverage and defending policyholders when covered claims are filed against an owner's or lender's interest in the property.

Some claimants seek damages in excess of policy limits. Those claims are based on various legal theories. We vigorously defend against spurious claims and provide protection for covered claims up to the limits set forth in the policy. We have from time-to-time incurred losses in excess of policy limits.

Experience shows that most policy claims and claim payments are made in the first six years after the policy has been issued, although claims can also be reported and paid many years later. By their nature, claims are often complex, vary greatly in dollar amounts and are affected by economic and market conditions and the legal environment existing at the time claims are processed.

Our liability for estimated title losses comprises estimates of both known claims and incurred but unreported claims expected to be paid in the future for policies issued as of the balance sheet date. The amount of our loss reserve represents the aggregate future payments (net of recoveries) that we expect to make on policy losses and in costs to settle claims. In accordance with industry practice, these amounts have not been discounted to their present values.

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

Amounts shown as our estimated liability for future loss payments are continually reviewed by us for reasonableness and adjusted as appropriate. We have consistently followed the same basic method of estimating and recording our loss reserves for more than 20 years. As part of our process, we also obtain input from third-party actuaries regarding our methodology and resulting reserve calculations. While we are responsible for determining our loss reserves, we utilize this actuarial input to assess the overall reasonableness of our estimated reserves.

See “Critical Accounting Estimates - Title Loss Reserves” under Item 7 - MD&A for information on current year policy losses and consolidated balance sheet reserves.

Factors affecting revenues. Title insurance revenues are closely related to the level of activity in the real estate markets we serve and the prices at which real estate sales are made. Real estate sales are directly affected by the availability and cost of money to finance purchases. Other factors include consumer confidence, demand by buyers, foreign currency exchange rates and weather. In periods of low interest rates, loan refinancing transactions are also an important contributor to revenues. These factors may override the seasonal nature of the title business. Generally, our first quarter is the least active and our second and third quarters are the most active in terms of title insurance revenues. Refer to "Industry Data" of Item 7 - MD&A for comparative information on home sales, mortgage interest rates and loan activity.

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

Service, location, financial strength, company size and related factors affect customer orders. Increasing market share is accomplished primarily by providing superior service. The parties to a closing are concerned with accuracy, timeliness and cost. The rates charged to customers are regulated, to varying degrees, in most states.

The financial strength and stability of the title underwriter are important factors in maintaining and increasing our business, particularly commercial business. We are rated as investment grade by the title industry’s leading rating companies. Our wholly owned and principal underwriter, Stewart Title Guaranty Company (Guaranty), is currently rated “A Double Prime” by Demotech Inc., "A-" by Fitch Ratings Ltd., "A-" by A.M. Best, and "B+" by Kroll Bond Rating Agency Inc. Similarly, our wholly owned and second largest underwriter, Stewart Title Insurance Company (STIC), is also highly rated by such rating companies. These ratings are not credit ratings. Instead, the ratings are based on quantitative, and in some cases qualitative, information and reflect the conclusions of the rating agencies with respect to our financial strength, results of operations and ability to pay policyholder claims.

Market share. Title insurance statistics are compiled quarterly by the title industry’s national trade association. Based on 2019 unconsolidated statutory net premiums written through September 30, 2019, Guaranty is one of the leading title insurers in the United States.

Our largest competitors are Fidelity National Financial, Inc. (FNF), whose principal underwriters are Chicago Title Insurance Company, Fidelity National Title Insurance Company and Commonwealth Land Title Insurance Company; First American Financial Corporation (First American), which includes First American Title Insurance Company; and Old Republic Title Insurance Group (Old Republic), which includes Old Republic National Title Insurance Company. We also compete with other title insurer companies, as well as abstractors, attorneys who issue title opinions and attorney-owned title insurance funds. A number of homebuilders, financial institutions, real estate brokers and others own or control title insurance agencies, some of which issue policies underwritten by Guaranty.

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

Ancillary Services and Corporate Segment

The ancillary services and corporate segment is comprised of the parent holding company, our centralized administrative services departments and our ancillary services operations. Our ancillary services operations primarily provide search and valuation services to the mortgage industry through Stewart Lender Services, Inc. (SLS).

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

General

Investment policies. Our investment portfolios reside in two domestic and two international regulated insurance underwriters. These underwriters maintain investments in accordance with certain statutory requirements for the funding of premium reserves and deposits, or, in the case of our international operations, for the maintenance of certain capital ratios required by regulators. The activities of the portfolios are overseen by investment committees comprised of certain senior executives. Their oversight includes such activities as policy setting, determining appropriate asset classes with different and distinct risk/return profiles so as to prudently diversify the portfolio, and approving and managing service vendors (investment managers and custodians). We also utilize the expertise of third-party investment advisors to maximize returns while managing risk. Our investment policies are designed to comply with regulatory requirements as applicable law imposes restrictions upon the types and amounts of investments that may be made by our regulated insurance subsidiaries.

Our investment policies further provide that investments are to be managed with a view to balancing profitability, liquidity, and risk (interest rate risk, credit risk, currency rate risk and liquidity risk) while mindful of negatively impacting earnings per share and income taxes.

As of December 31, 2019, approximately 94% of our combined debt and equity securities investment portfolios consisted of fixed income securities. As of that date, approximately 90% of the fixed income investments are held in securities that are A-rated or higher, and substantially all of the fixed income portfolios are rated investment grade. Percentages are based on the fair value of the securities. In addition to our debt and equity securities investment portfolios, we maintain certain money-market and other short-term investments. For more details on market risks related to our investment securities portfolio, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk.

Trademarks. We have developed and acquired numerous automated products and processes that are crucial to both our title and ancillary services businesses. These systems automate most facets of the real estate transaction. Among these trademarked products and processes are AIM+®, AgencySecure®, PropertyInfo®, SureClose®, TitleSearch®, eTitleSearch®, Virtual Underwriter® and Stewart Now®. We consider these trademarks, which can be renewed every ten years, to be important to our business.

Employees. As of December 31, 2019, we employed approximately 5,300 people. We consider our relationship with our employees to be critical to our operations and satisfactory.

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

Transfer agent. Our transfer agent is Computershare, which can be contacted via regular mail at P.O. Box 505000, Louisville, KY, 40233-5000, via telephone at (888) 478-2392 and via its website (https://www-us.computershare.com/investor).

CEO and CFO certifications. The CEO and CFO certifications required under Section 302 of the Sarbanes-Oxley Act are filed as exhibits to our 2019 Form 10-K. Stewart submitted during 2019 its annual CEO Certification under Section 303A.12(a) of the New York Stock Exchange (NYSE) Listed Company Manual.

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

We estimate our future loss payments, and our assumptions about future losses may prove inaccurate. Provisions for policy losses on policies written within a given year are charged to income in the same year the related premium revenues are recognized. The amounts provided are based on reported claims, historical loss payment experience, title industry averages and the current legal and economic environment. Losses that are higher than anticipated are an indication that total losses for a given policy year may be higher than originally calculated. Changes in the total estimated future loss for prior policy years are recorded in the period in which the estimate changes. Claims are often complex and involve uncertainties as to the dollar amount and timing of individual payments. Claims are often paid many years after a policy is issued. From time-to-time, we experience large losses, including losses from independent agency defalcations, from title policies that have been issued or worsening loss payment experience, any of which may require us to increase our title loss reserves. These events are unpredictable and may have a material adverse effect on our earnings.

Competition in the title insurance industry may affect our revenues.

Competition in the title insurance industry is intense, particularly with respect to price, service and expertise. Larger commercial customers and mortgage originators also look to the size and financial strength of a title insurer. Although we are one of the leading title insurance underwriters based on market share, FNF, First American and Old Republic each has substantially greater revenues than we do and their holding companies have significantly greater capital. Further, the other title insurance companies, collectively, hold a considerable share of the market. Although we are not aware of any current initiatives to reduce regulatory barriers to entering our industry, any such reduction could result in new competitors, including financial institutions, entering the title insurance business. From time-to-time, new entrants enter the marketplace with alternative products to traditional title insurance, although many of these alternative products have been disallowed by title insurance regulators. Further, advances in technologies could, over time, significantly disrupt the traditional business model of financial services and real estate-related companies, including title insurance. These alternative products or disruptive technologies, if permitted by regulators, could have a material adverse effect on our revenues and earnings.

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

The Consumer Financial Protection Bureau (CFPB) is charged with protecting consumers by enforcing federal consumer protection laws and regulations. The CFPB is an independent agency and funded by the United States Federal Reserve System. Its jurisdiction includes banks, credit unions, securities firms, payday lenders, mortgage servicing operations, foreclosure relief services, debt collectors and other financial companies. The nature and extent of these regulations include, but are not limited to: conducting rule-making, supervision, and enforcement of federal consumer protection laws; restricting unfair, deceptive, or abusive acts or practices; marshalling consumer complaints; promoting financial education; researching consumer behavior; monitoring financial markets for new risks to consumers; and enforcing laws that outlaw discrimination and other unfair treatment in consumer finance.

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

We may also be subject to additional state or federal regulations prescribed by legislation such as the Dodd-Frank Act or by regulations issued by the CFPB, Department of Labor, Office of the Comptroller of the Currency, Department of the Treasury or other agencies. Changes in regulations may have a material adverse effect on our business. In addition, state regulators perform periodic examinations of insurance companies, which could result in increased compliance or legal expenses.

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

We are involved in litigation arising in the ordinary course of business. In addition, we may be, and have been in the past, subject to claims and litigation from large classes of claimants seeking substantial damages not arising in the ordinary course of business. Material pending legal proceedings not in the ordinary course of business, if any, would be disclosed in Part I, Item 3—Legal Proceedings. To date, the impact of the outcome of these proceedings has not been material to our consolidated financial condition or results of operations. However, an unfavorable outcome in any litigation, claim or investigation against us could have a material adverse effect on our consolidated financial condition or results of operations.

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

Unfavorable economic or other business conditions could cause us to record an impairment of all or a portion of our goodwill, other intangible assets and other long-lived assets.

We annually perform impairment tests of the carrying values of our goodwill, other indefinite-lived intangible assets and other long-lived assets. We may also perform an evaluation whenever events may indicate an impairment has occurred. In assessing whether an impairment has occurred, we consider whether the performance of our reporting units may be below projections, unexpected declines in our market capitalization, negative macroeconomic trends or negative industry and company-specific trends. If we conclude that the carrying values of these assets exceed the fair value, we may be required to record an impairment of these assets. Any substantial impairment that may be required in the future could have a material adverse effect on our results of operations or financial condition. During 2019, we recorded impairment charges on our title plants, buildings, intangible assets, equity-method investments and other assets primarily related to corporate organizational initiatives that we started during the fourth quarter 2019. Refer to Notes 1-K, 6 and 8 to our audited consolidated financial statements for details.

Failures at financial institutions at which we deposit funds could adversely affect us.

We deposit substantial fiduciary funds, which are third-party funds, and operating funds in many financial institutions in excess of insured deposit limits. In the event that one or more of these financial institutions fail, there is no guarantee that we could recover the deposited funds in excess of federal deposit insurance, and, as such, we could be held liable for the funds owned by third parties. Under these circumstances, our liability could have a material adverse effect on our results of operations or financial condition.

Our investment portfolio is subject to interest rate and other risks and could experience losses.

We maintain a substantial investment portfolio, primarily consisting of fixed income debt securities and, to a lesser extent, equity securities. Our portfolio holdings are subject to certain economic and financial market risks, including credit risk, interest rate risk and liquidity risk. Instability in credit markets and economic conditions can increase the risk of loss in our portfolio. Periodically, we assess the recoverability of the amortized cost of our debt securities investments. If the amortized cost of such investments exceeds the fair value, and we conclude the decline is other-than-temporary, we are required to record an impairment. The impairment could have a material adverse effect on our results of operations or financial condition.

Our business could be disrupted as a result of a threatened proxy contest and other actions of activist stockholders.

We have previously been the subject of actions taken by activist stockholders. When activist activities occur, our business could be adversely affected because we may have difficulty in attracting and retaining customers, agents, mortgage lenders, servicers, employees and board members due to perceived uncertainties as to our future direction and negative public statements about our business; such activities may materially harm our relationships with current and potential customers, investors, lenders, and others; may otherwise materially harm our business, may adversely affect our operating results and financial condition; responding to proxy contests and other similar actions by stockholders is likely to result in our incurring substantial additional costs, including, but not limited to, legal fees, fees for financial advisors, fees for investor relations advisors, and proxy solicitation fees; significantly divert the attention of management, our Board of Directors and our employees; and changes in the composition of our Board of Directors due to activist campaigns may affect our current strategic plan.

We cannot predict, and no assurances can be given as to, the outcome or timing of any matters relating to actions by activist stockholders or the ultimate impact on our business, liquidity, financial condition or results of operations.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We currently lease under a non-cancelable operating lease that expires in year 2025 approximately 150,000 square feet of space in an office building in Houston, Texas, which is used for our corporate offices and for offices of several of our subsidiaries. Additionally, we lease offices at approximately 490 locations for title office operations, production, administrative and technology centers. These additional locations include significant leased facilities in New York, New York; Glendale, California; Houston, Texas; Anchorage, Alaska; Denver, Colorado; Las Vegas, Nevada; and St. Louis, Missouri.

Our leases expire from 2020 through 2030 and we believe we will not have any difficulty obtaining renewals of leases as they expire or, alternatively, leasing comparable properties. The aggregate annual rent expense under all office leases was approximately $42.5 million in 2019.

We also own office buildings in Arizona, Texas, New York, New Mexico, Colorado and the United Kingdom. These owned properties are not material to our consolidated financial condition. We consider all buildings and equipment that we own or lease to be well maintained, adequately insured and generally sufficient for our purposes.

Item 3. Legal Proceedings

See discussion of legal proceedings in Note 17 to our audited consolidated financial statements, included in Part IV, Item 15 of this report on Form 10-K for the year ended December 31, 2019.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market and Holders Information. Our Common Stock is listed on the NYSE under the symbol “STC”. As of February 20, 2020, the number of stockholders of record was approximately 5,200 and the price of one share of our Common Stock was $40.10.

Stock Performance Graph. The following table and graph compares the yearly percentage change in our cumulative total stockholder return on Common Stock with the cumulative total return of the Russell 2000 Index and the Russell 2000 Financial Services Sector Index for the five years ended December 31, 2019. The presented information assumes that the value of the investment in our Common Stock and each index was $100 at December 31, 2014 and that all dividends were reinvested.

	2014	2015	2016	2017	2018	2019
Stewart	100.00	102.86	130.35	123.10	123.85	125.67
Russell 2000 Index	100.00	104.41	126.63	145.20	129.28	162.23
Russell 2000 Financial Services Sector Index	100.00	100.60	131.84	139.43	124.27	154.21

The performance graph above and the related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Exchange Act, as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

Stock Repurchases. There were no stock repurchases during 2019, except for repurchases of approximately 12,500 shares (aggregate purchase price of approximately $0.5 million) related to statutory income tax withholding on the annual vesting of restricted share grants to executives and senior management.

Item 6. Selected Financial Data

The following table sets forth selected consolidated financial data, which were derived from our consolidated financial statements and should be read in conjunction with our audited consolidated financial statements, including the Notes thereto, beginning on page F-1 of this report. See also Item 7 - MD&A.

	2019	2018	2017	2016	2015
	($ millions, except percentage, share and per share data)

Total revenues	1,940.0	1,907.7	1,955.7	2,006.6	2,033.9

Title operating revenues	1,840.0	1,837.2	1,878.7	1,904.1	1,888.4
Ancillary services revenues	37.5	50.7	55.8	84.3	130.0
Investment income	19.8	19.7	18.9	18.9	16.9
Net realized and unrealized gains (losses)	42.8	0.1	2.2	(0.7)	(1.4)

Title loss provisions	84.4	71.5	96.5	91.1	106.3
% title operating revenues	4.6	3.9	5.1	4.8	5.6

Pretax income(1)	117.0	72.5	75.1	88.0	9.7
Net income (loss) attributable to Stewart	78.6	47.5	48.7	55.5	(6.2)
Cash provided by operations	166.4	84.2	108.1	123.0	80.5
Total assets	1,592.8	1,372.9	1,405.9	1,341.7	1,321.6
Notes payable	110.6	108.0	109.3	106.8	102.4
Total stockholders’ equity	753.8	679.8	678.8	648.8	637.1

Per share data:
Diluted average shares outstanding (millions)	23.8	23.7	23.6	23.5	23.5
Basic earnings (loss) attributable to Stewart	3.33	2.02	2.08	1.86	(0.26)
Diluted earnings (loss) attributable to Stewart	3.31	2.01	2.06	1.85	(0.26)
Cash dividends	1.20	1.20	1.20	1.20	0.80
Stockholders’ equity	31.52	28.40	28.62	27.69	27.30
Market price:
High	44.99	47.37	48.03	48.60	44.01
Low	32.61	38.72	34.48	30.34	35.12
Year end	40.79	41.40	42.30	46.08	37.33
 (1) Pretax income amounts are before noncontrolling interests.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)
MANAGEMENT'S OVERVIEW

For the year ended December 31, 2019, net income attributable to Stewart was $78.6 million, or $3.31 per diluted share, compared to $47.5 million, or $2.01 per diluted share, for the year ended December 31, 2018. Pretax income before noncontrolling interests for the year ended December 31, 2019 was $117.0 million, compared to $72.5 million in the prior year. Total revenues in 2019 were $1.94 billion, a 2% increase from the prior year, primarily as a result of increased direct title revenues and a $50.0 million merger termination fee (included in net realized and unrealized gains) received in connection with the terminated merger transaction with Fidelity National Financial, Inc. (FNF), partially offset by lower revenues from independent agency and ancillary services operations. Total expenses declined 1% in 2019 compared to 2018. Refer to "Results of Operations" for additional year-to-year discussions.

During the fourth quarter 2019, we commenced initiatives to reposition Stewart for improved long-term financial performance and to create a more competitive and resilient independent company. Such initiatives included Board, senior executive and managerial changes, as well as office closures and asset impairment. As part of our plan to grow our business and improve margins, we have identified areas where we will make targeted investments to improve our competitive position in each of our businesses and identified improvements needed around our basic execution. We plan to invest in building scale in some key direct markets, manage our agency geographic footprint, build a more attractive commercial business and add scale in our non-title businesses.

For the fourth quarter 2019, we reported break-even results, compared to net income attributable to Stewart of $11.4 million ($0.48 per diluted share) for the fourth quarter 2018. Pretax income before noncontrolling interests for the fourth quarter 2019 was $3.8 million compared to a pretax income before noncontrolling interests of $19.7 million for the fourth quarter 2018.

Fourth quarter 2019 results included the following pretax items:

•
$8.0 million of net realized and unrealized losses, which were primarily $11.7 million of impairment expenses relating to intangible assets, title plants and other assets, partially offset by $2.2 million of realized gains on sale of securities investments and $1.1 million of net unrealized gains on fair value changes of equity securities investments,

•
$6.5 million of severance expenses related to our corporate reorganization included in employee costs ($4.3 million in the ancillary services and corporate segment and $2.2 million in the title segment),

•
$5.9 million of office closure costs primarily related to lease terminations included in other operating expenses ($4.7 million in the title segment and $1.2 million in the ancillary services and corporate segment),

•	$2.2 million of executive insurance policy settlement expense recorded as part of other operating expenses within the ancillary services and corporate segment,

•	$1.7 million of commercial services’ escrow loss recorded as part of title loss expense in the title segment, and

•	$2.1 million of other non-operating charges ($1.3 million in the ancillary services and corporate segment and $0.8 million in the title segment).

Fourth quarter 2018 results included the following pretax items:

•	$4.3 million of net realized and unrealized losses which were primarily related to fair value changes of equity securities investments,

•
$3.0 million of third-party advisory expenses related to the terminated Fidelity National Financial (FNF) merger transaction included in other operating expenses within the ancillary services and corporate segment,

•	$1.2 million of litigation expense related to a 2013 lender services acquisition included in other operating expenses within the ancillary services and corporate segment,

•	$1.0 million of executive severance expenses included in employee costs ($0.6 million in the title segment and $0.4 million in the ancillary services and corporate segment), and

•	$0.8 million of office closure costs included in other operating expenses within the title segment.

Summary results of the title segment are as follows ($ in millions, except pretax margin):

	For the Three Months Ended December 31,
	2019	2018	% Change

Total operating revenues	506.0	457.3	11%
Investment income	5.2	5.0	4%
Net realized and unrealized losses	(3.4)	(4.3)	22%
Pretax income	20.3	29.5	(31)%
Pretax margin	4.0%	6.4%	(38)%

Title operating revenues in the fourth quarter 2019 increased 11%, compared to the prior year quarter, as direct title revenues and gross independent agency revenues improved by 12% and 10%, respectively. The segment’s overall operating expenses in the fourth quarter 2019 increased $58.9 million, or 14%, compared to the last year’s quarter, primarily due to higher agency retention expense and other operating costs driven by increased title revenues, increased title loss expense primarily resulting from less favorable loss experience in portions of our non-Canadian international operations and the escrow loss in our commercial business, and the charges discussed above. Excluding the segment’s net realized and unrealized losses and other non-operating charges, pretax income in the fourth quarter 2019 would have been $33.0 million (6.5% margin) compared to pretax income of $35.1 million (7.7% margin) in the fourth quarter 2018.

The segment’s net realized and unrealized losses during the fourth quarter 2019 included $7.1 million of impairment expenses relating to intangible assets, title plants and other assets, partially offset by $2.2 million of realized gains on sale of securities investments and $1.1 million of net unrealized gains on fair value changes of equity securities investments. In comparison, net realized and unrealized losses during the fourth quarter 2018 were primarily related to net unrealized losses on fair value changes of equity securities investments.

Direct title revenue information is presented below:

	For the Three Months Ended December 31,
	2019	2018	% Change
	($ in millions)
Non-commercial
Domestic	149.1	123.3	21%
International	24.1	21.4	13%
	173.2	144.7	20%
Commercial:
Domestic	54.7	59.5	(8)%
International	7.4	6.1	21%
	62.1	65.6	(5)%
Total direct title revenues	235.3	210.3	12%

Non-commercial domestic revenues increased in the fourth quarter 2019, compared to fourth quarter 2018, as a result of improved closed orders primarily driven by the current lower interest rate environment. Domestic commercial revenues were lower compared to the prior year quarter primarily as a result of a lower average fee per file during the fourth quarter 2019. Fourth quarter 2019 domestic commercial fee per file was approximately $12,300, a 5% decrease from last year’s quarter, while domestic residential fee per file decreased 11% to approximately $2,100, primarily due to the higher ratio of refinancing to purchase orders in the fourth quarter 2019 versus fourth quarter 2018. Total international title revenues increased $4.0 million, or 15%, primarily driven by increased volumes in our Canada operations.

Gross revenues from independent agency operations increased 10% in the fourth quarter 2019, compared to the fourth quarter 2018, with the independent agency remittance rate of 17.7% remaining comparable to that of the prior year quarter.

Summary results of the ancillary services and corporate segment are as follows:

	For the Three Months Ended December 31,
	2019	2018	% Change
	($ in millions)
Total operating revenues	6.7	11.9	(43)%
Net realized and unrealized losses	(4.6)	—	(100)%
Pretax loss	(16.5)	(9.8)	(69)%

The segment’s operating revenues decreased $5.2 million in the fourth quarter 2019 compared to the prior year quarter, primarily as a result of reductions in orders from several customers. The segment’s results for the fourth quarter 2019 and 2018 included approximately $10.9 million and $8.8 million, respectively, of net expenses attributable to parent company and corporate operations. Excluding the segment’s net realized and unrealized losses of $4.6 million in the fourth quarter 2019 and the non-operating charges discussed above, the fourth quarter 2019 pretax loss improved to $2.8 million compared to $5.2 million in the prior year quarter.

CRITICAL ACCOUNTING ESTIMATES

Actual results can differ from our accounting estimates. While we do not anticipate significant changes in our estimates, there is a risk that such changes could have a material impact on our consolidated financial condition or results of operations for future periods. The discussion of critical accounting estimates below should be read in conjunction with the related accounting policies disclosed within Note 1 to our audited consolidated financial statements in Part IV.

Title loss reserves
Provisions for title losses, as a percentage of title operating revenues, were 4.6%, 3.9% and 5.1% for the years ended December 31, 2019, 2018 and 2017, respectively. Actual loss payment experience, including the impact of large losses, is the primary reason for increases or decreases in our loss provision. A 100 basis point change in the loss provisioning percentage, a reasonably likely scenario based on our historical loss experience, would have increased or decreased our provision for title losses and pretax operating results by approximately $18.4 million for the year ended December 31, 2019.

We consider our actual claims payments and incurred loss experience, including the frequency and severity of claims, compared to our actuarial estimates of claims payments and incurred losses in determining whether our overall loss experience has improved or worsened relative to prior periods. We also consider the impact of economic or market factors on particular policy years to determine whether the results of those policy years are indicative of future expectations. In addition, large claims, including large title losses due to independent agency defalcations, are analyzed and reserved for separately due to the potential higher dollar amount of loss, lower volume of claims reported and sporadic reporting of such claims. We evaluate the frequency and severity of large losses in determining whether our experience has improved or worsened. Our method for recording the reserves for title losses on both an interim and annual basis begins with the calculation of our current loss provision rate which is applied to our current premium revenues, resulting in a title loss expense for the period. This loss provision rate is set to provide for losses on current year policies and is primarily determined using moving average ratios of recent actual policy loss payment experience (net of recoveries) to premium revenues.

Due to the inherent uncertainty in predicting future title policy losses, significant judgment is required by our management and our third party actuaries in estimating reserves. As a consequence, our ultimate liability may be materially greater or lower than current reserves and/or our third party actuary’s calculated estimates.

Provisions for known claims arise primarily from prior policy years as claims are not typically reported until several years after policies are issued. Provisions - Incurred But Not Reported (IBNR) are estimates of claims expected to be incurred over the next 20 years; therefore, it is not unusual or unexpected to experience changes to those estimated provisions in both current and prior policy years as additional loss experience on policy years is obtained. This loss experience may result in changes to our estimate of total ultimate losses expected (i.e., the IBNR policy loss reserve). Current year provisions - IBNR are recorded on policies issued in the current year as a percentage of premiums earned (loss provisioning rate). As claims become known, provisions are reclassified from IBNR to known claims. Adjustments relating to large losses (those individually in excess of $1.0 million) may impact provisions either for known claims or for IBNR.

	2019	2018	2017
	($ in millions)
Provisions – Known Claims:
Current year	18.4	18.2	18.2
Prior policy years	73.5	61.6	59.3
	91.9	79.8	77.5
Provisions – IBNR
Current year	60.7	52.3	72.2
Prior policy years	5.3	1.0	6.1
	66.0	53.3	78.3
Transferred IBNR to Known Claims	(73.5)	(61.6)	(59.3)
Total provisions	84.4	71.5	96.5

In 2019, total known claims provisions increased by $12.1 million, or 15%, to $91.9 million primarily due to the higher reported claims relating to prior year policies compared to 2018. Total 2019 provisions - IBNR increased by $12.7 million, or 24%, to $66.0 million compared to the prior year, primarily as a result of unfavorable loss experience in 2019 and a $4.0 million prior policy year reserve reduction during 2018. In 2018, total known claims provisions increased to $79.8 million from $77.5 million in 2017, as a result of slightly higher reported claims relating to prior year policies. Total 2018 provisions - IBNR decreased by $25.0 million, or 32%, to $53.3 million compared to the prior year, primarily due to a favorable loss experience in 2018, which resulted in a lower current year policy provisioning rate and a $4.0 million prior policy year reserve reduction. As a percentage of title operating revenues, current year provisions - IBNR were 3.3%, 2.8% and 3.8% in 2019, 2018 and 2017, respectively. Provisions - IBNR relating to prior policy years for 2019 and 2017 were primarily related to adverse developments on large claims.

In addition to title policy claims, we incur losses in our direct operations from escrow, closing and disbursement functions. These escrow losses typically relate to errors or other miscalculations of amounts to be paid at closing, including timing or amount of a mortgage payoff, payment of property or other taxes and payment of homeowners’ association fees. Escrow losses also arise in cases of fraud, and in those cases, the title insurer incurs the loss under its obligation to ensure that an unencumbered title is conveyed. Escrow losses are recognized as expense when discovered or when contingencies associated with them (such as litigation) are resolved and are typically paid less than 12 months after the loss is recognized. For the years ended December 31, 2019, 2018 and 2017, we recorded approximately $4.5 million, $6.9 million and $5.0 million, respectively, for policy loss reserves relating to escrow losses arising principally from mortgage fraud.

Large title losses due to independent agency defalcations typically occur when the independent agency misappropriates funds from escrow accounts under its control. Such losses are usually discovered when the independent agency fails to pay off an outstanding mortgage loan at closing (or immediately thereafter) from the proceeds of the new loan. These incurred losses are typically more severe in terms of dollar value compared with traditional title policy claims since the independent agency is often able, over time, to conceal misappropriation of escrow funds relating to more than one transaction through the constant volume of funds moving through its escrow accounts. In declining real estate markets, lower transaction volumes result in a lower incoming volume of funds, making it more difficult to cover up the misappropriation with incoming funds. Thus, when the defalcation is discovered, it often relates to several transactions. In addition, the overall decline in an independent agency’s revenues, profits and cash flows increases the agency’s incentive to improperly utilize the escrow funds from real estate transactions. For each of the three years ended December 31, 2019, our net title losses due to independent agency defalcations were not material.

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
Our accruals for revenues on unreported policies from independent agencies were not material to our consolidated financial statements as of December 31, 2019 and 2018. The differences between the amounts our independent agencies have subsequently reported to us compared to our estimated accruals are substantially offset by any differences arising from prior years’ accruals and have been immaterial relative to consolidated assets and stockholders’ equity during each of the three prior years. We believe our process provides the most reliable estimate of the unreported revenues on policies and appropriately reflects the trends in agency policy activity.
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

The quantitative analysis involves the comparison of the fair value of each reporting unit to its carrying amount. The goodwill impairment is calculated as the excess of the reporting unit's carrying amount over the estimated fair value and is charged to current operations. While we are responsible for assessing whether an impairment of goodwill exists, we utilize inputs from third-party appraisers in performing the quantitative analysis. We estimate the fair value using a combination of the income approach (discounted cash flow (DCF) technique) and the market approach (guideline company and precedent transaction analyses). The DCF model utilizes historical and projected operating results and cash flows, initially driven by estimates of changes in future revenue levels, and risk-adjusted discount rates. Our projected operating results are primarily driven by anticipated mortgage originations, which we obtain from projections by industry experts, for our title reporting units and expected contractual revenues for our ancillary services reporting unit. Fluctuations in revenues, followed by our ability to appropriately adjust our employee count and other operating expenses, or large and unanticipated adjustments to title loss reserves, are the primary reasons for increases or decreases in our projected operating results. Our market-based valuation methodologies utilize (i) market multiples of earnings and/or other operating metrics of comparable companies and (ii) our market capitalization and a control premium based on market data.

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

During 2019 and 2018, we concluded that the goodwill related to each of our reporting units was not impaired after performing our quantitative impairment analysis. Refer to Notes 1-L and 8 to our audited consolidated financial statements for details on goodwill.

Operations. Our primary business is title insurance and settlement-related services. We close transactions and issue title policies on homes, commercial and other real properties located in all 50 states, the District of Columbia and international markets through policy-issuing offices, independent agencies and centralized title services centers. Our ancillary services and corporate segment includes our parent holding company expenses and certain enterprise-wide overhead costs, along with our ancillary services operations, which are principally search and valuation services.

Factors affecting revenues. The principal factors that contribute to changes in operating revenues for our title and ancillary services and corporate segments include:

•	mortgage interest rates;

•	availability of mortgage loans;

•	number and average value of mortgage loan originations;

•	ability of potential purchasers to qualify for loans;

•	inventory of existing homes available for sale;

•	ratio of purchase transactions compared with refinance transactions;

•	ratio of closed orders to open orders;

•	home prices;

•	consumer confidence, including employment trends;

•	demand by buyers;

•	number of households;

•	premium rates;

•	foreign currency exchange rates;

•	market share;

•	ability to attract and retain highly productive sales executives and associates;

•	departure of revenue-attached employees;

•	independent agency remittance rates;

•	opening of new offices and acquisitions;

•	number and value of commercial transactions, which typically yield higher premiums;

•	government or regulatory initiatives, including tax incentives;

•	acquisitions or divestitures of businesses;

•	volume of distressed property transactions; and

•	seasonality and/or weather.

Premiums are determined in part by the values of the transactions we handle. To the extent inflation or market conditions cause increases in the prices of homes and other real estate, premium revenues are also increased. Conversely, falling home prices cause premium revenues to decline. As an overall guideline, a 5% change in median home prices results in approximately 3.7% change in title premiums. Home price changes may override the seasonal nature of the title insurance business. Historically, our first quarter is the least active in terms of title insurance revenues as home buying is generally depressed during winter months. Our second and third quarters are the most active as the summer is the traditional home buying season, and while commercial transaction closings are skewed to the end of the year, individually large commercial transactions can occur any time of year. On average, refinance title premium rates are 60% of the premium rates for a similarly priced sale transaction.

Industry data. Published mortgage interest rates and other selected residential housing data for the years ended December 31, 2019, 2018 and 2017 are shown below (amounts shown for 2019 are preliminary and subject to revision). The amounts below may not relate directly to or provide accurate data for forecasting our operating revenues or order counts. Our statements on home sales, mortgage interest rates and loan activity are based on published industry data from sources including Fannie Mae, the National Association of Realtors® and Freddie Mac.

	2019	2018	2017
Mortgage interest rates (30-year, fixed-rate) – %
Averages for the year	3.94	4.54	3.99
First quarter	4.37	4.27	4.17
Second quarter	4.00	4.54	3.99
Third quarter	3.67	4.57	3.89
Fourth quarter	3.70	4.78	3.92
Mortgage originations – $ billions	2,184	1,766	1,826
Refinancings – % of originations	42.0	30.1	35.6
New home sales – in millions	0.69	0.62	0.61
New home sales – median sales price in $ thousands	322.0	326.0	323.0
Existing home sales – in millions	5.34	5.34	5.51
Existing home sales – median sales price in $ thousands	271.8	259.3	247.2

Total mortgage originations improved 24% in 2019 compared to 2018 as refinancing and purchase lending increased 73% and 3%, respectively, primarily as a result of lower interest rates and continued economic expansion in 2019. Fannie Mae forecasts total mortgage originations to slow down slightly by 6% in 2020 as it expects home price increases and inventory constraints will continue. Compared to the prior year, 2019 new home sales improved 11%, primarily influenced by the low interest rate environment and a modest 1% dip in average home prices, while 2019 existing home sales remained flat and average home prices grew 5% from 2018. For the three years ended December 31, 2019, average monthly mortgage interest rates (30-year, fixed-rate) have fallen from a high of 4.87% in November 2018 to a low of 3.61% in September 2019. For the year 2020, Fannie Mae projects the 30-year average mortgage interest rate to be 3.7%, while new and existing home sales are expected to improve by 6% and 2%, respectively.

RESULTS OF OPERATIONS

A comparison of our consolidated results of operations for 2019 to 2018 and 2018 to 2017 is discussed as follows. Factors contributing to fluctuations in our results of operations are presented in the order of their monetary significance, and we have quantified, when necessary, significant changes. Results from our ancillary services and corporate segment are included in year-to-year discussions and, when relevant, are discussed separately. Our employee costs and certain other operating expenses are sensitive to inflation.

Title revenues. Direct title revenue information is presented below:

	Year Ended December 31			% Change
	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
	($ in millions)
Non-commercial
Domestic	565.9	520.8	551.8	9%	(6)%
International	90.9	87.4	96.9	4%	(10)%
	656.8	608.2	648.7	8%	(6)%
Commercial:
Domestic	188.4	200.5	186.5	(6)%	8%
International	24.3	24.5	27.2	(1)%	(10)%
	212.7	225.0	213.7	(5)%	5%
Total direct title revenues	869.5	833.2	862.4	4%	(3)%
% of direct title revenues to total title revenues	47%	45%	46%

Revenues from direct title operations in 2019 increased $36.3 million, or 4%, compared to 2018, primarily due to the $45.1 million (9%) and $3.3 million (3%) improvement in non-commercial domestic and total international revenues, respectively, which were partially offset by a $12.1 million, or 6%, decline in domestic commercial revenues. The improvement in non-commercial domestic revenues, which include revenues from purchase and refinancing transactions, was primarily due to a 13% improvement in closed orders influenced by lower interest rates in 2019 compared to the prior year. Domestic commercial revenues declined primarily as a result of lower number of commercial transactions in 2019 versus the prior year. Total international revenues increased primarily due to improved transaction volumes in our Canada and United Kingdom operations, partially offset by the effect of the weaker average exchange rates of the Canadian dollar and United Kingdom pound against the U.S. dollar during 2019 compared to 2018.

Revenues from direct title operations in 2018 decreased $29.2 million, or 3%, compared to 2017, primarily as a result of lower non-commercial domestic and international revenues, which were partially offset by higher commercial revenues. Revenues from purchase transactions and centralized title operations decreased 2% and 48%, respectively, primarily due to the lower purchase and refinancing orders. Total domestic commercial revenues increased $11.3 million, or 5%, primarily as a result of a higher average fee per file in 2018 versus the prior year. Total international revenues declined $12.2 million, or 10%, primarily due to lower transaction volumes from our Canada operations, partially offset by growth from our United Kingdom operations.

Closed and opened orders information is as follows:

	Year Ended December 31			% Change
	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Opened Orders:
Commercial*	17,813	24,152	33,933	(26)%	(29)%
Purchase	227,073	227,787	239,148	—%	(5)%
Refinance	141,852	83,231	98,990	70%	(16)%
Other	4,744	8,997	17,610	(47)%	(49)%
Total	391,482	344,167	389,681	14%	(12)%

Closed Orders:
Commercial*	16,269	19,629	23,290	(17)%	(16)%
Purchase	165,219	171,219	184,532	(4)%	(7)%
Refinance	91,289	54,986	71,885	66%	(24)%
Other	3,222	8,567	12,523	(62)%	(32)%
Total	275,999	254,401	292,230	8%	(13)%
*Prior year 2018 and 2017 commercial orders were updated to take into account changes to our domestic order tracking process and the exclusion of international orders.

Gross revenues from independent agency operations in 2019 and 2018 declined $33.4 million (or 3%) and $12.4 million (or 1%), respectively; while, net agency revenues also decreased $5.6 million (or 3%) and $2.3 million (or 1%), respectively, compared to the corresponding prior year. The average agency remittance rate remained approximately the same during the years 2017 through 2019. Refer further to the "Retention by independent agencies" discussion under Expenses below.

Title revenues by geographic location. The approximate amounts and percentages of consolidated title operating revenues for the last three years were as follows:

	Amounts ($ millions)			Percentages
	2019	2018	2017	2019	2018	2017
Texas	316	340	328	17%	19%	17%
New York	216	224	226	12%	12%	12%
California	134	130	140	7%	7%	8%
International	122	119	131	7%	6%	7%
Florida	78	76	78	4%	4%	4%
All others	974	948	976	53%	52%	52%
	1,840	1,837	1,879	100%	100%	100%

Ancillary services revenues. Ancillary services revenues decreased $13.3 million, or 26%, in 2019 versus 2018 and also decreased $5.1 million, or 9%, in 2018 compared to 2017, as a result of decreased orders from several search and valuation services' customers.

Investment income. Investment income in 2019 was comparable to 2018, while investment income in 2018 slightly increased to $19.7 million from $18.9 million in 2017, primarily due to increased income on higher short-term investments and cash equivalents balances. Refer to Note 6 to our audited consolidated financial statements for additional details.

Net realized and unrealized gains. Refer to Note 6 to our audited consolidated financial statements for details.

Expenses. An analysis of expenses is shown below:

	Year Ended December 31			% Change
	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
	($ in millions)

Amounts retained by independent agencies	799.2	827.0	837.1	(3)%	(1)%
As a % of agency revenues	82.3%	82.4%	82.4%

Employee costs	567.2	562.5	566.2	1%	(1)%
As a % of operating revenues	30.2%	29.8%	29.3%

Other operating expenses	345.3	345.3	351.5	—%	(2)%
As a % of operating revenues	18.4%	18.3%	18.2%

Title losses and related claims	84.4	71.5	96.5	18%	(26)%
As a % of title revenues	4.6%	3.9%	5.1%

Expense comparisons for the three years ended December 31, 2019 are influenced by the following non-operating charges:

	Income Statement Line	2019	2018	2017
		($000 omitted)
Ancillary services and corporate segment:
FNF merger and strategic alternatives review expenses	Other operating expenses	6,835	12,673	2,868
Severance and retention expenses	Employee costs	4,296	354	1,095
Executive insurance policy settlement	Other operating expenses	2,151	—	—
Office closure costs	Other operating expenses	1,222	—	—
Litigation-related accruals	Other operating expenses	—	1,200	—
Other charges	Other operating expenses	1,298	—	—
		15,802	14,227	3,963
Title segment:
Office closure costs	Other operating expenses	5,346	750	3,178
Severance and retention expenses	Employee costs	2,188	635	595
Acquisition and integration-related expenses	Other operating expenses	—	—	2,368
Litigation-related accruals	Other operating expenses	—	—	350
		7,534	1,385	6,491
Total charges		23,336	15,612	10,454

Retention by independent agencies. Amounts retained by independent agencies are based on agreements between the agencies and our title underwriters. Amounts retained by independent agencies, as a percentage of revenues generated by them, averaged 82.3%, 82.4% and 82.4% in 2019, 2018 and 2017, respectively. The average retention percentage may vary from year-to-year due to the geographical mix of agency operations, the volume of title revenues and, in some states, laws or regulations. Due to the variety of such laws or regulations, as well as competitive factors, the average retention rate can differ significantly from state to state. In addition, a high proportion of our independent agencies are in states with retention rates greater than 80%. We continue to focus on increasing profit margins in every state, increasing premium revenue in states where remittance rates are above 20%, and maintaining the quality of our agency network, which we believe to be the industry’s best, in order to mitigate claims risk and drive consistent future performance. While market share is important in our agency operations channel, it is not as important as margins, risk mitigation and profitability.

Selected cost ratios (by segment). The following table shows employee costs and other operating expenses as a percentage of related segment operating revenues for the years ended December 31:

	Employee Costs			Other Operating Expenses
	2019	2018	2017	2019	2018	2017
Title	29.4%	29.0%	28.1%	16.5%	16.0%	16.6%
Ancillary services and corporate	70.7%	57.1%	67.6%	109.6%	101.5%	69.2%

Employee costs. Consolidated employee costs in 2019 increased $4.7 million, or 1%, compared to 2018, primarily due to increased incentive compensation resulting from higher direct title revenues and the executive severance charges related to the corporate reorganization, which was partially offset by reduced salaries expense driven by a 6% reduction in average employee counts. Consolidated employee costs in 2018 decreased $3.7 million, or approximately 1%, from 2017 primarily as a result of a reduction of 7% in average employee counts related to volume declines in our title and ancillary services operations, partially offset by additional employee costs from title office acquisitions in 2018. As a percentage of total operating revenues, employee costs were 30.2%, 29.8% and 29.3% in 2019, 2018 and 2017, respectively, and excluding the executive severance charges, were 29.9%, 29.7% and 29.2%, respectively.

Our total employee counts at December 31, 2019, 2018 and 2017 were approximately 5,300, 5,400 and 6,000, respectively. Average cost per employee increased 7% in 2019 versus 2018, primarily due to increased incentive compensation and the executive severance charges mentioned above. The average cost per employee in 2018 also increased 7% compared to 2017, primarily due to increased incentive compensation on higher commercial revenues and the lower average employee count largely due to employee terminations in direct title operations.

Employee costs in the title segment increased $7.2 million, or 1%, in 2019 versus 2018 and also increased $5.2 million, or 1%, in 2018 versus 2017, primarily due to increased incentive compensation and severance charges, partially reduced by the lower salaries expense resulting from lower average employee counts, as mentioned above. Employee costs in the ancillary services and corporate segment decreased $2.5 million, or 8%, in 2019 versus 2018, and also decreased $8.9 million, or 24%, in 2018 versus 2017, primarily due to employee count reductions relating to volume declines during 2019 and 2018.

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

Consolidated other operating expenses in 2019 were comparable to 2018, while other operating expenses in 2018 decreased $6.2 million, or 2%, compared to 2017. As a percentage of total operating revenues, other operating expenses were 18.4%, 18.3% and 18.2% in 2019, 2018 and 2017, respectively. In 2019, other operating expenses included charges of primarily $6.8 million of third-party advisory expenses related to the terminated FNF merger transaction, $6.6 million of office closures costs primarily related to lease terminations and fixed asset disposals and $2.2 million of executive insurance policy settlement expenses. In 2018, other operating expenses included charges of primarily $12.7 million of third-party advisory expenses related to the FNF merger transaction and $1.2 million of litigation expense related to a prior years' lender services acquisition. In 2017, other operating expenses included charges of primarily $3.2 million of office closure costs, $2.9 million of third-party consulting fees related to the corporate strategic alternatives review and $2.4 million of acquisition integration expenses. Excluding the impact of the non-operating charges, other operating expenses, as a percentage of total operating revenues, would have been 17.5%, 17.5% and 17.7% in 2019, 2018 and 2017, respectively.

In 2019, excluding the charges listed above, costs fixed in nature decreased $6.1 million, or 4%, compared to 2018, primarily due to reduced insurance expenses, professional and consulting fees and telecommunications expenses. Costs that follow, to varying degrees, changes in transaction volumes and revenues remained comparable to the prior year as the decreased outside search expenses resulting from lower ancillary services revenues were offset by increased bad debt expenses and higher premium taxes on higher title revenues. Excluding the charges listed above, costs that fluctuate independently of revenues increased $2.9 million, or 7%, primarily due to increased marketing expenses and litigation-related accruals.

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

Title losses. Provisions for title losses, as a percentage of title operating revenues, were 4.6%, 3.9% and 5.1% in 2019, 2018 and 2017, respectively. The title loss ratio in any given year can be significantly influenced by new large claims incurred as well as adjustments to reserves for existing large claims. We continue to manage and resolve large claims prudently and in keeping with our commitments to our policyholders.

For the year ended December 31, 2019, title losses increased $12.9 million, or 18%, compared to 2018, primarily due to unfavorable loss experience in 2019, resulting in a higher current year policy provisioning rate and increased loss provisions in portions of our non-Canadian international operations, and a $4.0 million prior policy year reserve reduction during 2018.

For the year ended December 31, 2018, title losses decreased $25.0 million, or 26%, compared to 2017, primarily due to favorable loss experience in 2018, which resulted in a lower current year policy provisioning rate and a $4.0 million prior policy year reserve reduction.

Title losses paid were $91.0 million, $82.7 million and $84.2 million in 2019, 2018 and 2017, respectively. The higher claims payments in 2019 compared to the prior year were primarily due to higher payments on non-large claims, partially offset by lower payments on large claims. The decrease in claims payments in 2018, compared to 2017, was primarily due to lower payments on non-large claims. Claims payments made on large title claims, net of insurance recoveries, during 2019, 2018 and 2017 were $6.1 million, $7.3 million and $7.3 million, respectively.

Our liability for estimated title losses as of December 31, 2019 and 2018 comprises both known claims and our IBNR. Known claims reserves are reserves related to actual losses reported to us. Our reserve for known claims comprises both claims related to title insurance policies as well as losses arising from escrow closing and funding operations due to fraud or error (which are recognized as expense when discovered). The amount of the reserve represents the aggregate, non-discounted future payments (net of recoveries) that we expect to incur on policy and escrow losses and in costs to settle claims.

Total title policy loss reserve balances at December 31 were as follows:

	2019	2018
	($ in millions)
Known claims	67.8	66.9
IBNR	391.3	394.7
Total estimated title losses	459.1	461.6

Title claims are generally reported within the first six years after policy issuance and the timing of payments on these claims can significantly impact the balance of known claims, since claims, in many cases, may be open for several years before resolution and payment occur. As a result, the estimate of ultimate amount to be paid on any claim may be modified over that time period. As of December 31, 2019 and 2018, our reserve balance was above the actuarial midpoint of total estimated policy loss reserves.

Depreciation and amortization. Depreciation and amortization expense in 2019 decreased $2.4 million, or 10%, compared to the prior year, primarily due to some assets being fully depreciated or amortized. Depreciation and amortization expense in 2018 decreased $0.9 million, or 4%, compared to 2017, primarily due to a lower depreciation expense resulting from reduced purchases of property and equipment, which was partially offset by increased amortization of intangible assets from our 2018 and mid-2017 acquisitions.

Income taxes. Our effective tax rates for 2019, 2018 and 2017 were 25.3%, 22.1% and 23.5%, respectively, based on income before taxes (after deducting noncontrolling interests) of $105.3 million, $61.0 million and $63.6 million, respectively.

Our 2018 effective tax rate included $2.7 million of income tax net benefits primarily related to adjustments in connection with the final determination of the tax effects of the 2017 Tax Cuts and Jobs Act (the 2017 Act), previously unrecognized research and development tax credits and other 2017 return-to-provision and true-up adjustments. Our 2017 effective tax rate included $8.8 million of income tax net benefits primarily related to the effects of the 2017 Act and previously unrecognized research and development tax credits. Excluding these income tax effects, our effective tax rates for 2018 and 2017 were 26.6% and 37.3%, respectively. The lower effective tax rates in 2019 and 2018, as compared to 2017, were primarily the result of the reduced corporate tax rate enacted as part of the 2017 Act. Refer to Note 7 to our audited consolidated financial statements for details on income taxes.

Contractual obligations. Our material contractual obligations at December 31, 2019 were:

	Payments due by period ($ millions)
	Within 1 year	Over 1 to 3 years	Over 3 to 5 years	More than 5 years	Total
Line of credit facility	—	—	99.0	—	99.0
Other notes payable	9.8	1.8	—	—	11.6
Operating leases	41.3	51.6	28.0	14.6	135.5
Estimated title losses	91.8	151.5	82.6	133.2	459.1
	142.9	204.9	209.6	147.8	705.2

Material contractual obligations consist primarily of amounts drawn on our line of credit facility, other notes payable, operating leases and estimated title losses. The timing above for payments of notes payable is based upon contractually stated payment terms of each debt agreement. Other notes payable include short-term loan agreements in connection with our Section 1031 business (Section 1031 notes) and finance lease obligations. Operating leases are primarily for office space and expire over the next eleven years, but also include short-term leases and equipment leases. The timing shown above for the payments of estimated title losses is not set by contract. Rather, it is projected based on historical payment patterns. The actual timing of estimated title loss payments may vary materially from the above projection since claims, by their nature, are complex and paid over long periods of time. Refer to Notes 10, 11 and 15 to our audited consolidated financial statements for details.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources reflect our ability to generate cash flow to meet our obligations to shareholders, customers (payments to satisfy claims on title policies), vendors, employees, lenders and others. As of December 31, 2019, our cash and investments, including amounts reserved pursuant to statutory requirements, aggregated $999.2 million ($476.1 million, net of statutory reserves on cash and investments). Of our total cash and investments at December 31, 2019, $709.4 million ($404.4 million, net of statutory reserves) was held in the United States (U.S.) and the rest internationally, principally in Canada.

Cash held at the parent company totaled $36.8 million at December 31, 2019. As a holding company, the parent company is funded principally by cash from its subsidiaries in the form of dividends, operating and other administrative expense reimbursements and pursuant to intercompany tax sharing agreements. The expense reimbursements are paid in accordance with management agreements, approved by the Texas Department of Insurance (TDI), among us and our subsidiaries. In addition to funding operating expenses, cash held at the parent company is used for dividend payments to common stockholders. To the extent such uses exceed cash available, the parent company is dependent on distributions from Guaranty, its regulated title insurance underwriter. During the year ended December 31, 2019, the parent company received a $50.0 million merger termination fee in relation to the terminated merger agreement with FNF.

A substantial majority of our consolidated cash and investments as of December 31, 2019 was held by Guaranty and its subsidiaries. The use and investment of these funds, dividends to the parent company, and cash transfers between Guaranty and its subsidiaries and the parent company are subject to certain legal and regulatory restrictions. In general, Guaranty may use its cash and investments in excess of its legally-mandated statutory premium reserve (established in accordance with requirements under Texas law) to fund its insurance operations, including claims payments. Guaranty may also, subject to certain limitations, provide funds to its subsidiaries (whose operations consist principally of field title offices and ancillary services operations) for their operating and debt service needs.

We maintain investments in accordance with certain statutory requirements for the funding of statutory premium reserves. Statutory premium reserves are required to be fully funded and invested in high-quality securities and short-term investments. Statutory reserve funds are not available for current claims payments, which must be funded from current operating cash flow. Included in investments in debt and equity securities are statutory reserve funds of approximately $483.4 million and $462.2 million at December 31, 2019 and 2018, respectively. In addition, included within cash and cash equivalents are statutory reserve funds of approximately $39.7 million and $37.7 million at December 31, 2019 and 2018, respectively. Although these cash statutory reserve funds are not restricted or segregated in depository accounts, they are required to be held pursuant to state statutes. If the Company fails to maintain minimum investments or cash and cash equivalents sufficient to meet statutory requirements, the Company may be subject to fines or other penalties, including potential revocation of its business license. As of December 31, 2019, our known claims reserve totaled $67.8 million and our estimate of claims that may be reported in the future, under generally accepted accounting principles, totaled $391.3 million. In addition to this, we had cash and investments (excluding equity method investments) of $324.5 million which are available for underwriter operations, including claims payments.

The ability of Guaranty to pay dividends to its parent is governed by Texas insurance law. The TDI must be notified of any dividend declared, and any dividend in excess of the statutory maximum of 20% of surplus (which was approximately $115.0 million as of December 31, 2019) would be, by regulation, considered extraordinary and subject to pre-approval by the TDI. Also, the Texas Insurance Commissioner may raise an objection to a planned distribution during the notification period. Guaranty’s actual ability or intent to pay dividends to its parent may be constrained by business and regulatory considerations, such as the impact of dividends on surplus and the liquidity ratio, which could affect its ratings and competitive position, the amount of insurance it can write and its ability to pay future dividends. As of December 31, 2019, our liquidity ratio for our principal underwriter was 116% based on its statutory balance sheet. The liquidity ratio is calculated using Guaranty's total cash and investments divided over its total liabilities. Our internal objective is to maintain a ratio of at least 100%, as we believe that ratio is crucial to our competitiveness in the market. Further, depending on business and regulatory conditions, we may in the future need to retain cash in Guaranty or even raise cash in the capital markets to contribute to it in order to maintain its ratings or statutory capital position. Such a requirement could be the result of investment losses, reserve charges, adverse economic environment operating conditions or changes in interpretation of statutory accounting requirements by regulators. Guaranty paid dividends of $25.0 million to its parent during 2018 and none during 2019.

As the parent company conducts no operations apart from its wholly-owned subsidiaries, the discussion below focuses on consolidated cash flows.

	2019	2018	2017
	($ millions)
Net cash provided by operating activities	166.4	84.2	108.1
Net cash provided (used) by investing activities	7.0	9.4	(103.0)
Net cash used by financing activities	(37.8)	(47.8)	(43.6)

Operating activities. Our principal sources of cash from operations are premiums on title policies and revenue from title service-related transactions, ancillary services and other operations. Our independent agencies remit cash to us net of their contractual retention. Our principal cash expenditures for operations are employee costs, operating costs and title claims payments.

Net cash provided by operations in 2019 improved by approximately $82.2 million compared to 2018, primarily due to the higher net income, which included the merger termination fee from FNF, partially offset by higher payments on claims. Net cash provided by operations in 2018 decreased by approximately $23.9 million compared to 2017, primarily due to higher payments on accounts payable, lower collection on accounts receivable and lower 2018 net income, partially offset by lower payments on claims.

Although our business is labor intensive, we are focused on a cost-effective, scalable business model which includes utilization of technology, centralized back and middle office functions and business process outsourcing. We are continuing our emphasis on cost management, specifically focusing on lowering unit costs of production, which will result in improved margins. Our plans to improve margins also include expansion in certain key markets, increasing scale, additional automation of manual processes, and further consolidation of our various systems and production operations. We are currently investing in the technology necessary to accomplish these goals.
Investing activities. Cash provided or used by investing activities was primarily driven by purchases of investments, capital expenditures and acquisition of subsidiaries, offset by proceeds from matured and sold investments. During 2019, 2018 and 2017, total proceeds from securities investments sold and matured aggregated $99.3 million, $79.1 million and $110.9 million, respectively, while cash used for purchases of securities investments approximated $77.5 million, $43.1 million and $179.7 million, respectively. The higher proceeds in 2019, compared to 2018, were primarily due to increased maturities of securities investments in 2019; while the higher purchases in 2019 were primarily due to our investment of excess funds into government and corporate bonds as we resume our normal investing activity subsequent to the FNF merger termination. The lower purchases and sales of securities investments in 2018, compared to 2017, were primarily the result of the rising interest rate environment in 2018 in which we generally moved our investments to cash equivalents and short term investments, where interest rates are attractive in the current markets, on a risk-adjusted basis.

During 2018 and 2017, we used $19.0 million and $17.4 million, respectively, of cash for acquisitions of title offices, while cash used for purchases of property and equipment during 2019, 2018 and 2017 amounted to $17.1 million, $10.7 million and $16.4 million, respectively. We maintain investment in capital expenditures at a level that enables us to implement technologies for increasing our operational and back-office efficiencies and to pursue growth in key markets.

Financing activities and capital resources. Total debt and stockholders’ equity were $110.6 million and $753.8 million, respectively, as of December 31, 2019. Of the total notes payable activity during 2019, 2018 and 2017, proceeds of $30.5 million, $14.5 million and $40.4 million, respectively, and payments of $25.0 million, $16.3 million and $42.7 million, respectively, were related to Section 1031 notes. During 2017, we drew $16.0 million from our unsecured line of credit facility and repaid $10.0 million on that line of credit facility, while we increased the line of credit facility to $150.0 million during 2018. Refer to Note 10 to our audited consolidated financial statements for details.

As of December 31, 2019, the outstanding balance on the line of credit facility was $98.9 million, while the remaining balance of the line of credit available for use was $48.6 million, net of an unused $2.5 million letter of credit. Our debt-to-equity ratio at December 31, 2019, excluding our Section 1031 notes, was approximately 13.6%, below the 20% we have set as our unofficial internal limit on leverage.

During each of 2019, 2018 and 2017, we paid total dividends of $1.20 per common share, which aggregated to $28.3 million, $28.3 million and $28.1 million, respectively.

There were no stock repurchases during the three years ended December 31, 2019, except for repurchases of approximately 12,500 shares (aggregate purchase price of approximately $0.5 million) in 2019, 28,600 shares (aggregate purchase price of approximately $1.2 million) in 2018, and 17,300 shares (aggregate purchase price of approximately $0.7 million) in 2017 in relation to the statutory income tax withholding on the vesting of restricted share grants to executives and senior management.

Effect of changes in foreign currency rates. The effect of changes in foreign currency rates on the consolidated statements of cash flows was a net increase (decrease) in cash and cash equivalents of $2.9 million, $(3.8) million and $2.9 million in 2019, 2018 and 2017, respectively. Our principal foreign operating unit is in Canada, and, on average, the value of the Canadian dollar, relative to the U.S. dollar, appreciated during 2019 and 2017, while it declined during 2018.

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

Other comprehensive (loss) income. Unrealized gains and losses on available-for-sale securities investments and changes in foreign currency exchange rates are reported net of deferred taxes in accumulated other comprehensive (loss) income, a component of stockholders’ equity, until realized. Beginning in 2018, only fair value changes on available-for-sale debt securities investments are recorded as part of other comprehensive income; while fair value changes on equity securities investments are recognized in net income as part of net realized and unrealized gains (losses). Refer to Notes 1-H and 6 to our audited consolidated financial statements for details.

In 2019, net unrealized investment gains of $15.6 million, net of taxes, which increased our other comprehensive income, were primarily related to increases in the fair values of our overall bond securities portfolio driven by reduced interest rates and credit spreads. The five-year U.S. treasury yield and applicable credit spreads on our investments decreased approximately 80 and 20 basis points, respectively, in 2019 compared to the prior year. Also in 2019, we recorded foreign currency translation gains which increased our other comprehensive income by $6.5 million, net of taxes, which was primarily driven by the appreciation in value of the Canadian dollar and United Kingdom pound against the U.S. dollar in 2019.

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

In 2017, net unrealized investment losses of $0.3 million, net of taxes, which decreased our other comprehensive income, were primarily related to temporary decreases in fair values of foreign bond and equity securities investments, partially offset by the increase in fair values of municipal and corporate securities investments. Changes in foreign currency exchange rates, primarily related to our Canadian operations, increased other comprehensive income by $8.4 million, net of taxes, in 2017.

Off-balance sheet arrangements. We do not have any material source of liquidity or financing that involves off-balance sheet arrangements. We routinely hold funds in segregated escrow accounts relating to closing of real estate transactions that we service and tax-deferred property exchanges, pursuant to Section 1031 of the Internal Revenue Code, where we serve as a qualified intermediary and hold the proceeds until the related qualifying exchange occurs. In accordance with industry practice, these segregated accounts are not included on our balance sheet. See Note 16 to our audited consolidated financial statements included in Item 15 of Part IV of this report for details.

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

The material market risk in our investments in financial instruments is related to our debt securities portfolio. We invest primarily in municipal, corporate, foreign and U.S. Government debt securities. At December 31, 2019, our investments in equity securities represented approximately 6% of our total securities investments, with the remainder invested in debt securities. We do not invest in financial instruments of a derivative or hedging nature.

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

Investments in debt securities at December 31, 2019 mature, according to their contractual terms, as follows (actual maturities may differ because of call or prepayment rights):

	Amortized costs	Fair values
	($ thousands)
In one year or less	68,377	68,517
After one year through two years	84,145	85,132
After two years through three years	102,123	104,313
After three years through four years	92,749	93,910
After four years through five years	57,385	58,418
After five years	187,869	195,431
	592,648	605,721

We believe our investment portfolios are diversified and do not expect any material loss to result from the failure to perform by issuers of the debt securities we hold. Our investments are not collateralized. Foreign debt securities primarily include Canadian government and corporate bonds with aggregate fair values of $206.5 million and $171.2 million as of December 31, 2019 and 2018, respectively. Also included in foreign debt securities are United Kingdom treasury and corporate bonds with aggregate fair values of $24.1 million and $23.0 million as of December 31, 2019 and 2018, respectively.

Based on our foreign debt securities portfolio and foreign currency exchange rates at December 31, 2019, a 100 basis-point increase (decrease) in foreign currency exchange rates would result in an increase (decrease) of approximately $2.3 million in the fair value of our foreign debt securities portfolio. We do not currently employ hedging strategies with respect to foreign currency risk as we do not consider this risk as material to the Company. In addition, our international businesses conduct substantially all of their operations in their respective local currencies. Changes in foreign currency exchange rates may affect the fair value of the debt securities portfolio and may result in unrealized gains or losses.

Based on our debt securities portfolio and interest rates at December 31, 2019, a 100 basis-point increase (decrease) in interest rates would result in a decrease (increase) of approximately $21.5 million, or 3.6%, in the fair value of our portfolio. Changes in interest rates may affect the fair value of the debt securities portfolio and may result in unrealized gains or losses.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management's annual report on internal control over financial reporting. Our principal executive officer and principal financial officer are responsible for establishing and maintaining disclosure controls and procedures. They evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2019 and have concluded that, as of such date, our disclosure controls and procedures are adequate and effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) and 15d-15(f)). Our internal control over financial reporting is a process, under the supervision of our principal executive officer and principal financial officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this assessment, management believes that, as of December 31, 2019, our internal control over financial reporting is effective based on those criteria.

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

Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As a result, no corrective actions were required or undertaken.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding our directors and management team will be included in our proxy statement for our 2020 Annual Meeting of Stockholders (Proxy Statement), to be filed within 120 days after December 31, 2019, and is incorporated in this report by reference.

Our Board of Directors and Management Team as of February 27, 2020 are:

Board of Directors:
Thomas G. Apel (Chairman)	Chairman of Adfitech, Inc.
Clifford Allen Bradley, Jr.	Former Chairman of the board and Chief Executive Officer of Amerisafe, Inc.
Glenn C. Christenson	Managing Director of Velstand Investments, LLC
Robert L. Clarke	Of Counsel, Bracewell LLP
Frederick H. Eppinger	Chief Executive Officer of Stewart
Matthew W. Morris	Former Chief Executive Officer and President of Stewart
Karen R. Pallotta	President of KRP Advisory Services, LLC, former Executive Vice President at Fannie Mae and former Board Member of Redwood Trust, Inc.
Manuel Sanchez	Board Member at Fannie Mae, OnDeck Capital and BanCoppel, and former Chairman of the board of BBVA Compass

Management Team:
Frederick H. Eppinger	Chief Executive Officer
David C. Hisey	Chief Financial Officer, Secretary and Treasurer
John L. Killea	Chief Legal Officer and Chief Compliance Officer
Brad Rable	Chief Information Officer
Emily Kain	Chief Human Resources Officer
Steve Lessack	Group President
Tara Smith	Group President

The Board of Directors has adopted the Stewart Code of Business Conduct and Ethics and Guidelines on Corporate Governance, as well as the Code of Ethics for Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer. Each of these documents can be found at our website, www.stewart.com under Investor Relations.

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

(b)	Exhibits required to be filed by Item 601 of Regulation S-K are listed below.

Exhibit

3.1	—	Restated Certificate of Incorporation of the Registrant, dated April 28, 2016 (incorporated by reference in this report from Exhibit 3.1 of the Current Report on Form 8-K filed April 29, 2016)

3.2	—	Third Amended and Restated By-Laws of the Registrant, as of April 27, 2016 (incorporated by reference in this report from Exhibit 3.2 of the Current Report on Form 8-K filed April 28, 2016)

4.1	—
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

4.4 *		Description of Securities Registered Pursuant to Section 12 of The Securities Exchange Act of 1934

10.1 †	—
Deferred Compensation Agreements dated March 10, 1986, amended July 24, 1990 and October 30, 1992, between the Registrant and certain executive officers (incorporated by reference in this report from Exhibit 10.2 of the Annual Report on Form 10-K for the year ended December 31, 1997)

10.2	—
Nomination and Standstill Agreement, dated as of February 12, 2014, by and among the Registrant and Foundation Onshore Fund, L.P., Foundation Offshore Master Fund, Ltd., Foundation Offshore Fund, Ltd., Foundation Asset Management GP, LLC, Foundation Asset Management, LLC, David Charney, Sky Wilber, Engine Capital, L.P., Engine Jet Capital, L.P., Engine Capital Management, LLC, Engine Investments, LLC, Arnaud Ajdler and Glenn Christenson. (incorporated by reference in this report from Exhibit 10.1 of the Current Report on Form 8-K filed February 14, 2014)

10.3 †
Employment Agreement entered into and effective as of September 1, 2017, by and between the Registrant and David C. Hisey (incorporated by reference in this report from Exhibit 10.1 of the Quarterly Report on Form 10-Q filed November 7, 2017)

10.4 †
Amended and Restated Employment Agreement entered into as of November 21, 2017 and effective as of November 6, 2017, by and between the Registrant and John L. Killea (incorporated by reference in this report from Exhibit 10.18 of the Annual Report on Form 10-K filed February 28, 2018)

10.5 †
Employment Agreement, effective as of September 9, 2019, by and between the Registrant and Frederick H. Eppinger (incorporated by reference in this report from Exhibit 10.1 of the Current Report on Form 8-K filed September 24, 2019)

Exhibit

10.5 †*		Voluntary Separation Agreement and Release, dated December 9, 2019, by and between the Registrant and John Magness

10.6 †*		Voluntary Separation Agreement and Release, dated January 15, 2020, by and between the Registrant and Matthew W. Morris

10.7 †*		Stock Unit Award Agreement, dated February 7, 2020, by and between the Registrant and Frederick H. Eppinger

10.8 †*		Stock Unit Award Agreement, dated February 7, 2020, by and between the Registrant and David C. Hisey

10.9 †*		Stock Unit Award Agreement, dated February 7, 2020, by and between the Registrant and John L. Killea

10.10 †*		Stock Unit Award Agreement, dated February 7, 2020, by and between the Registrant and Steven M. Lessack

10.11 †*		Stock Option Agreement, dated February 7, 2020, by and between the Registrant and Frederick H. Eppinger

10.12 †*		Stock Option Agreement, dated February 7, 2020, by and between the Registrant and David C. Hisey

10.13 †*		Stock Option Agreement, dated February 7, 2020, by and between the Registrant and John L. Killea

10.14 †*		Stock Option Agreement, dated February 7, 2020, by and between the Registrant and Steven M. Lessack

14.1	—
Code of Ethics for Chief Executive Officers, Principal Financial Officer and Principal Accounting Officer (incorporated by reference in this report from Exhibit 14.1 of the Annual Report on Form 10-K for the year ended December 31, 2004)

21.1*	—	Subsidiaries of the Registrant

23.1*	—	Consent of KPMG LLP, including consent to incorporation by reference of their reports into previously filed Securities Act registration statements

31.1*	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	—	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	—	XBRL Taxonomy Extension Schema Document

101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

†	Management contract or compensatory plan

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

STEWART INFORMATION SERVICES CORPORATION
(Registrant)

By:	/s/ Frederick H. Eppinger
Frederick H. Eppinger, Chief Executive Officer

By:	/s/ David C. Hisey
David C. Hisey, Chief Financial Officer, Secretary and Treasurer

By:	/s/ Brian K. Glaze
Brian K. Glaze, Controller and Principal Accounting Officer

Date: February 27, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on our behalf on February 27, 2020 by the following Directors:

/s/ Thomas G. Apel	/s/ Robert L. Clarke	/s/ Karen R. Pallotta
(Thomas G. Apel)	(Robert L. Clarke)	(Karen R. Pallotta)

/s/ Clifford Allen Bradley Jr.	/s/ Frederick H. Eppinger	/s/ Manuel Sanchez
(Clifford Allen Bradley)	(Frederick H. Eppinger)	(Manuel Sanchez)

/s/ Glenn C. Christenson	/s/ Matthew W. Morris
(Glenn C. Christenson)	(Matthew W. Morris)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Stewart Information Services Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Stewart Information Services Corporation and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income and comprehensive income, cash flows, and equity for each of the years in the three‑year period ended December 31, 2019, the related notes and financial statement schedules I to II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of ASU No. 2016-02, Leases, which requires lessees to recognize leases on balance sheet and disclose key information about leasing arrangements.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of the liability for estimated title losses

As discussed in notes 1E and 11 to the consolidated financial statements, the liability for estimated title losses represents the aggregate future payments (net of recoveries) that the Company expects to make on title insurance policy losses and costs to settle claims that have been incurred as of the balance sheet date.

The Company determines the liability for estimated title losses using actuarial methods based on actual claims payments and incurred loss experience. Other factors considered include the impact of the economic or real estate market environment on particular policy years. As of December 31, 2019, the balance of the liability for estimated title losses was $459 million.

We identified the evaluation of the liability for estimated title losses as a critical audit matter. Specifically, the evaluation of the Company’s 1) selection and weighting of actuarial methodologies; and 2) selection of loss development factors used in determining the liability for estimated title losses required subjective auditor judgment. Specialized skills and knowledge were needed to assess loss development factors and methodology weighting assumptions used in relation to recent historical loss trends and the economic or real estate market environment and the impact of those assumptions on the estimated title losses. The assessment of these factors required a high degree of judgment.

The primary procedures we performed to address the critical audit matter included the following. We tested certain internal controls over the Company’s process to estimate title losses including controls over 1) the Company’s assessment of estimated losses based on payment/premium ratios and other assumptions used in determining the liability for estimated losses; and 2) the independent analysis performed by a third party actuary to evaluate the Company's liability, including assumptions used.

We involved an actuarial professional with specialized skills and knowledge, who assisted in:

•	Comparing the Company’s actuarial reserving methodologies to generally accepted actuarial standards;

•	Evaluating the weighting of actuarial methodologies used to determine the estimate of the ultimate loss and allocated loss adjustment expenses by year;

•	Evaluating assumptions used in determining the liability for estimated title losses in relation to recent historical loss payment/premium trends and the effect on current year assumptions;

•
Developing an independent actuarial estimate and a range of estimates of the liability for estimated title losses using the Company’s underlying historical claims data, as well as the work of the third party actuary, and comparing the liability for estimated title losses recorded by the Company to our independent range; and

•	Assessing the year-over-year movements of the Company’s liability for estimated title losses within our range.

/s/ KPMG LLP

We have served as the Company’s auditor since 1980.

Houston, Texas
February 27, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Stewart Information Services Corporation:

Opinion on Internal Control Over Financial Reporting
We have audited Stewart Information Services Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of income and comprehensive income, cash flows, and equity for each of the years in the three-year period ended December 31, 2019 the related notes, and financial statement schedules I to II (collectively, the consolidated financial statements), and our report dated February 27, 2020 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Houston, Texas
February 27, 2020

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2019	2018	2017
	($000 omitted, except per share)
Revenues
Title revenues:
Direct operations	869,457	833,200	862,392
Agency operations	970,540	1,003,959	1,016,356
Ancillary services	37,456	50,723	55,837
Operating revenues	1,877,453	1,887,882	1,934,585
Investment income	19,795	19,737	18,932
Net realized and unrealized gains	42,760	53	2,207
	1,940,008	1,907,672	1,955,724
Expenses
Amounts retained by agencies	799,229	827,046	837,100
Employee costs	567,173	562,469	566,178
Other operating expenses	345,349	345,307	351,511
Title losses and related claims	84,423	71,514	96,532
Depreciation and amortization	22,526	24,932	25,878
Interest	4,341	3,875	3,458
	1,823,041	1,835,143	1,880,657
Income before taxes and noncontrolling interests	116,967	72,529	75,067
Income tax expense	26,695	13,507	14,921
Net income	90,272	59,022	60,146
Less net income attributable to noncontrolling interests	11,657	11,499	11,487
Net income attributable to Stewart	78,615	47,523	48,659

Net income	90,272	59,022	60,146
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	6,478	(10,488)	8,354
Change in net unrealized gains and losses on investments	15,184	(8,922)	1,766
Reclassification adjustment for change in unrealized gains and losses included in net income	410	(922)	(2,086)
Other comprehensive income (loss), net of taxes	22,072	(20,332)	8,034
Comprehensive income	112,344	38,690	68,180
Less comprehensive income attributable to noncontrolling interests	11,657	11,499	11,487
Comprehensive income attributable to Stewart	100,687	27,191	56,693

Basic average shares outstanding (000)	23,611	23,543	23,445
Basic earnings per share attributable to Stewart	3.33	2.02	2.08
Diluted average shares outstanding (000)	23,753	23,685	23,597
Diluted earnings per share attributable to Stewart	3.31	2.01	2.06
See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2019	2018
	($000 omitted)
Assets
Cash and cash equivalents	330,609	192,067
Short-term investments	23,527	22,950
Investments in debt and equity securities, at fair value:
Statutory reserve funds	483,389	462,229
Other	161,650	173,788
	645,039	636,017
Receivables:
Premiums from agencies	26,405	29,032
Trade and other	45,962	43,568
Income taxes	1,641	489
Notes	2,464	2,987
Allowance for uncollectible amounts	(4,469)	(4,614)
	72,003	71,462
Property and equipment, at cost:
Land	3,009	3,991
Buildings	20,519	22,968
Furniture and equipment	178,416	216,498
Accumulated depreciation	(151,483)	(182,663)
	50,461	60,794
Operating lease assets	99,028	—
Title plants, at cost	72,627	74,737
Investments in investees, on an equity method basis	6,169	8,590
Goodwill	248,890	248,890
Intangible assets, net of amortization	4,623	9,727
Deferred tax assets, net	4,407	4,575
Other assets	35,402	43,121
	1,592,785	1,372,930
Liabilities
Notes payable	110,632	108,036
Accounts payable and accrued liabilities	126,779	109,283
Operating lease liabilities	113,843	—
Estimated title losses	459,053	461,560
Deferred tax liabilities, net	28,719	14,214
	839,026	693,093
Contingent liabilities and commitments
Stockholders’ equity
Common Stock – $1 par, authorized 51,500,000; issued 24,061,568 and 24,071,508; outstanding 23,709,407 and 23,719,347, respectively	24,062	24,072
Additional paid-in capital	164,217	162,642
Retained earnings	564,392	514,248
Accumulated other comprehensive (loss) income:
Foreign currency translation adjustments	(13,027)	(19,505)
Net unrealized gains (losses) on investments available-for-sale	10,328	(5,266)
Treasury stock – 352,161 common shares, at cost, for 2019 and 2018 (including 145,820 shares held by a subsidiary)	(2,666)	(2,666)
Total stockholders’ equity attributable to Stewart	747,306	673,525
Noncontrolling interests	6,453	6,312
Total stockholders’ equity	753,759	679,837
	1,592,785	1,372,930
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2019	2018	2017
	($000 omitted)
Reconciliation of net income to cash provided by operating activities:
Net income	90,272	59,022	60,146
Add (deduct):
Depreciation and amortization	22,526	24,932	25,878
Provision for bad debt	1,672	519	207
Net realized and unrealized losses (gains)	7,240	(53)	(2,207)
Amortization of net premium on debt securities investments	4,939	6,083	6,806
Payments for title losses (in excess of) less than provisions	(6,585)	(11,192)	13,694
Adjustments for insurance recoveries of title losses	181	1,039	(654)
(Increase) decrease in receivables – net	(2,917)	5,280	(7,667)
Decrease (increase) in other assets – net	6,865	4,469	(4,512)
Increase (decrease) in payables and accrued liabilities – net	31,471	(12,002)	1,933
Change in net deferred income taxes	8,669	256	8,328
Net income from equity investees	(3,044)	(1,940)	(2,163)
Dividends received from equity investees	2,721	2,551	2,493
Stock-based compensation expense	2,097	4,809	5,303
Other – net	252	404	483
Cash provided by operating activities	166,359	84,177	108,068
Investing activities:
Proceeds from sales of investments in securities	50,605	49,442	76,942
Proceeds from matured investments in debt securities	48,716	29,631	33,912
Purchases of investments in securities	(77,489)	(43,057)	(179,732)
Net (purchases) sales of short-term investments	(639)	392	(1,362)
Purchases of property and equipment, title plants and real estate	(17,075)	(10,675)	(16,396)
Proceeds from the sale of land, buildings, property and equipment, and real estate	1,349	82	502
Net cash paid for acquisition of subsidiaries and other assets	—	(18,739)	(17,359)
Other – net	1,573	2,303	458
Cash provided (used) by investing activities	7,040	9,379	(103,035)
Financing activities:
Proceeds from notes payable	30,464	14,530	56,493
Payments on notes payable	(27,868)	(20,118)	(56,467)
Purchase of remaining interest of consolidated subsidiaries	—	(1,101)	(1,810)
Cash dividends paid	(28,345)	(28,263)	(28,135)
Distributions to noncontrolling interests	(11,506)	(11,631)	(11,651)
Repurchases of Common Stock	(532)	(1,175)	(727)
Other - net	25	—	(1,298)
Cash used by financing activities	(37,762)	(47,758)	(43,595)
Effects of changes in foreign currency exchange rates	2,905	(3,810)	2,869
Increase (decrease) in cash and cash equivalents	138,542	41,988	(35,693)
Cash and cash equivalents at beginning of year	192,067	150,079	185,772
Cash and cash equivalents at end of year	330,609	192,067	150,079

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2019	2018	2017
	($000 omitted)
Supplemental information:
Net changes in financial statement amounts due to purchase of subsidiaries and other assets:
Goodwill acquired	—	17,462	14,334
Intangible assets acquired	—	4,570	2,598
Receivables and other assets acquired (disposed)	—	1,209	(60)
Liabilities (recognized) disposed	—	(4,294)	327
Net realized (gains) losses on the transactions	—	(208)	160
Net cash paid for acquisition of subsidiaries and other assets	—	18,739	17,359
Assets purchased through capital lease obligations	—	4,312	2,477
Income taxes – net paid (refunded)	11,992	12,854	(1,642)
Interest paid	4,241	4,214	3,466
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained Earnings	Treasury stock	Noncontrolling interests	Total
	($000 omitted)
Balances at January 1, 2017	23,783	157,176	(8,881)	471,788	(2,666)	7,648	648,848
Net income attributable to Stewart	—	—	—	48,659	—	—	48,659
Dividends on Common Stock ($1.20 per share)	—	—	—	(28,749)	—	—	(28,749)
Stock compensation	306	4,997	—	—	—	—	5,303
Stock repurchases	(17)	(710)	—	—	—	—	(727)
Purchase of remaining interest of consolidated subsidiary	—	(1,509)	—	—	—	(301)	(1,810)
Net change in unrealized gains and losses on investments (net of tax)	—	—	1,766	—	—	—	1,766
Net realized gain reclassification (net of tax)	—	—	(2,086)	—	—	—	(2,086)
Foreign currency translation (net of tax)	—	—	8,354	—	—	—	8,354
Net income attributable to noncontrolling interests	—	—	—	—	—	11,487	11,487
Distributions to noncontrolling interests	—	—	—	—	—	(11,651)	(11,651)
Net effect of changes in ownership and other	—	—	—	—	—	(584)	(584)
Balances at December 31, 2017	24,072	159,954	(847)	491,698	(2,666)	6,599	678,810
Cumulative effect adjustments on adoption of new accounting standards (Notes 1-H and 7)	—	—	(3,592)	3,592	—	—	—
Net income attributable to Stewart	—	—	—	47,523	—	—	47,523
Dividends on Common Stock ($1.20 per share)	—	—	—	(28,565)	—	—	(28,565)
Stock compensation	29	4,780	—	—	—	—	4,809
Stock repurchases	(29)	(1,146)	—	—	—	—	(1,175)
Purchase of remaining interest of consolidated subsidiary	—	(946)	—	—	—	(155)	(1,101)
Net change in unrealized gains and losses on investments (net of tax)	—	—	(8,922)	—	—	—	(8,922)
Net realized gain reclassification (net of tax)	—	—	(922)	—	—	—	(922)
Foreign currency translation (net of tax)	—	—	(10,488)	—	—	—	(10,488)
Net income attributable to noncontrolling interests	—	—	—	—	—	11,499	11,499
Distributions to noncontrolling interests	—	—	—	—	—	(11,631)	(11,631)
Balances at December 31, 2018	24,072	162,642	(24,771)	514,248	(2,666)	6,312	679,837
Net income attributable to Stewart	—	—	—	78,615	—	—	78,615
Dividends on Common Stock ($1.20 per share)	—	—	—	(28,471)	—	—	(28,471)
Stock compensation	3	2,094	—	—	—	—	2,097
Stock repurchases	(13)	(519)	—	—	—	—	(532)
Net change in unrealized gains and losses on investments (net of tax)	—	—	15,184	—	—	—	15,184
Net realized gain reclassification (net of tax)	—	—	410	—	—	—	410
Foreign currency translation (net of tax)	—	—	6,478	—	—	—	6,478
Net income attributable to noncontrolling interests	—	—	—	—	—	11,657	11,657
Distributions to noncontrolling interests	—	—	—	—	—	(11,506)	(11,506)
Net effect of changes in ownership and other	—	—	—	—	—	(10)	(10)
Balances at December 31, 2019	24,062	164,217	(2,699)	564,392	(2,666)	6,453	753,759
See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Years Ended December 31, 2019

NOTE 1

General. Stewart Information Services Corporation, through its subsidiaries (collectively, the Company), is primarily engaged in the business of providing title insurance and real estate transaction related services. The Company is a global real estate services company, offering products and services through its directly owned policy-issuing offices, network of independent agencies and other businesses within the Company. The Company provides its products and services to homebuyers and sellers; residential and commercial real estate professionals; mortgage lenders and servicers; title agencies and real estate attorneys; and home builders. The Company also provides services to large mortgage lenders and servicers, mortgage brokers and mortgage investors which are primarily related to search and valuation services (referred to as ancillary services operations). The Company operates in the United States (U.S.) and internationally, primarily in Canada, the United Kingdom, Australia and Central Europe. Approximately 47% of consolidated title revenues for the year ended December 31, 2019 were generated in Texas, New York, California, Florida and international markets (principally Canada).

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

C. Statutory accounting. Stewart Title Guaranty Company (Guaranty) and other title insurance underwriters owned by the Company prepare financial statements in accordance with statutory accounting practices prescribed or permitted by regulatory authorities. In conforming the statutory financial statements to GAAP, statutory premium reserves and reserves for known title losses are eliminated and, in substitution, amounts are established for estimated title losses (Note 1-E), for which the net effect, after providing for income taxes, is included in the consolidated statements of income and comprehensive income. Additionally, investments in debt securities, which are carried at amortized cost for statutory accounting, are reported at fair value and the net unrealized gains and losses, net of applicable deferred taxes, on the investments are included as a component of accumulated other comprehensive income (loss) (AOCI) within stockholders’ equity.

D. Revenues. Direct premiums - Premiums from title insurance policies directly issued or issued by affiliate offices are recognized at the time of the closing of the related real estate transaction.

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

Other revenues - These revenues consist primarily of fees related to tax-deferred property exchange services, information technology products related to real property records and closing settlement services, income from equity investees, and other services performed to facilitate the closing of real estate transactions. For those products and services that are delivered at a point in time, the related revenue is recognized upon delivery based on the unit price of the product or service. For those products and services where delivery occurs over time, the related revenue is recognized ratably over the duration of the contract.

Refer to Notes 18 and 19 for the breakdown of the Company's operating revenues.

E. Title losses and related claims. The Company's liability for estimated title losses comprises estimates of both known claims and incurred but unreported claims expected to be paid in the future for policies issued as of the balance sheet date. This liability represents the aggregate future payments, net of recoveries, that the Company expects to make related to policy claims. The Company’s method for recording reserves for title losses on both an interim and annual basis begins with the calculation of its current loss provision rate, which is applied to the Company’s current premiums resulting in a title loss expense for the period. This loss provision rate is set to provide for estimated losses on current year policies and is determined using moving average ratios of recent actual policy loss payment experience (net of recoveries) to premium revenues.

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

Fair value changes relating to investments in equity securities are recognized as part of net realized and unrealized gains and losses in the consolidated statements of income and comprehensive income beginning on January 1, 2018, as a result of the Company's adoption of Accounting Standards Update No. (ASU) 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. Previously, investments in equity securities, which consist of common stocks and master limited partnership interests, were accounted for similar to investments in debt securities. In accordance with its adoption of ASU 2016-01 effective January 1, 2018, the Company reclassified outstanding net unrealized investment gains, net of taxes, of $4.6 million relating to investments in equity securities previously carried in AOCI to retained earnings in the 2018 consolidated statement of equity.

I. Property and equipment. Depreciation is principally computed using the straight-line method using the following estimated useful lives: buildings – 30 to 40 years and furniture and equipment – 3 to 5 years. Maintenance and repairs are expensed as incurred while improvements are capitalized. Gains and losses are recognized at disposal.

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

K. Impairment of long-lived assets. The Company reviews the carrying values of title plants and other long-lived assets if certain events occur that may indicate impairment. An impairment of these long-lived assets is indicated when projected undiscounted cash flows over the estimated lives of the assets are less than carrying values. If impairment is indicated, the recorded amounts are written down to fair values. During the year ended December 31, 2019, the Company recorded approximately $9.9 million of impairment on title plants, buildings and other long-lived assets which was included as part of net realized and unrealized gains in the 2019 consolidated statement of income and comprehensive income.

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

The quantitative analysis involves the comparison of the fair value of each reporting unit to its carrying amount. Goodwill impairment is calculated as the excess of the reporting unit's carrying amount over the estimated fair value and is charged to current operations. While the Company is responsible for assessing whether an impairment of goodwill exists, inputs from third-party appraisers are utilized in performing the quantitative analysis. The Company estimates the fair value using a combination of the income approach (discounted cash flow (DCF) technique) and the market approach (guideline company and precedent transaction analyses). The DCF model utilizes historical and projected operating results and cash flows, initially driven by estimates of changes in future revenue levels, and risk-adjusted discount rates. Projected operating results are primarily driven by anticipated mortgage originations, which are obtained from projections by industry experts, for the title reporting units and expected contractual revenues for the ancillary services reporting unit. Fluctuations in revenues, followed by the ability to appropriately adjust employee count and other operating expenses, or large and unanticipated adjustments to title loss reserves, are the primary reasons for increases or decreases in the projected operating results. Market-based valuation methodologies utilize (i) market multiples of earnings and/or other operating metrics of comparable companies and (ii) the Company's market capitalization and a control premium based on market data.

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

O. Leases. The following accounting policy is in accordance with the Company's adoption of the new lease accounting standard effective January 1, 2019. Refer to Note 1-Q for additional details on the adoption.

The Company primarily leases office space, storage units, data centers and equipment, and determines if an arrangement is a lease at inception. Operating leases are included in operating lease assets and operating lease liabilities on the consolidated balance sheets. Operating lease assets represent the right to use the underlying leased assets over the corresponding lease terms. Finance leases are included in furniture and equipment and notes payable on the consolidated balance sheets. Operating lease assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. The discount rate used in determining the present value of the future lease payments is based on the Company's incremental borrowing rate and is applied using a portfolio approach. Lease options to extend or terminate that the Company is reasonably certain to exercise are considered in the present value calculation.

Operating lease expense, which is calculated on a straight-line basis over the lease term and presented as part of other operating expenses in the statement of income and comprehensive income, is composed of the amortization of the lease asset and the accretion of the lease liability. Finance lease expense is composed of the depreciation of the lease asset and accretion of the lease liability and presented as part of depreciation and amortization and interest expense, respectively, in the consolidated statements of income and comprehensive income.

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

The Company provides for uncertainties in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Interest and penalties, if any, are included in income tax expense.

Q. Recently adopted accounting pronouncements. In February 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-02, Topic 842: Leases (Topic 842) which updated the current guidance related to leases to increase transparency and comparability among organizations. Most prominent among the changes in the standard is the recognition of right-of-use lease assets and lease liabilities on the balance sheet by lessees for those leases classified as operating leases. Additional financial statement disclosures are required to enable users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. Topic 842 permits adoption using either a modified retrospective approach or an optional transition method. The optional transition method allows the application of the recognition and measurement requirements of the standard in the period of adoption and requires annual disclosures using the legacy lease guidance in Topic 840 for comparative periods (refer to Note 15).

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

R. Recent significant accounting pronouncements not yet adopted. In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (Topic 326). Topic 326 significantly changed the impairment model for financial instruments by introducing the current expected credit loss (CECL) model, which requires the immediate recognition of estimated credit losses expected to occur over the remaining life of the financial instrument. Current practice generally requires the recognition of credit losses when incurred. Topic 326 also amended certain accounting treatments for available-for-sale debt securities. Topic 326 is effective for the Company's fiscal year beginning January 1, 2020 and subsequent interim periods. The Company's adoption of Topic 326 effective January 1, 2020 is not expected to result in any material impact on its consolidated financial statements.

S. Merger Agreement Termination. On March 18, 2018, the Company entered into an agreement and plan of merger (Merger Agreement) with Fidelity National Financial, Inc. (FNF), A Holdco Corp. and S Holdco LLC, pursuant to which, subject to the satisfaction or waiver of certain conditions, the Company was to be acquired by FNF. On September 9, 2019, the Company and FNF mutually terminated the Merger Agreement. In connection with the termination and as stipulated in the Merger Agreement, FNF paid the Company a merger termination fee of $50 million, which was included as part of net realized and unrealized gains in the 2019 consolidated statement of income and comprehensive income.

NOTE 2

Restrictions on cash and investments. The Company maintains investments in accordance with certain statutory requirements in the states of domicile of our underwriters for the funding of statutory premium reserves. Statutory reserve funds are required to be fully funded and invested in high-quality securities and short-term investments. Statutory reserve funds are not available for current claim payments, which must be funded from current operating cash flow. Included in investments in debt and equity securities are statutory reserve funds of approximately $483.4 million and $462.2 million at December 31, 2019 and 2018, respectively. In addition, included within cash and cash equivalents are statutory reserve funds of approximately $39.7 million and $37.7 million at December 31, 2019 and 2018, respectively. Although these cash statutory reserve funds are not restricted or segregated in depository accounts, they are required to be held pursuant to state statutes. If the Company fails to maintain minimum investments or cash and cash equivalents sufficient to meet statutory requirements, the Company may be subject to fines or other penalties, including potential revocation of its business license. These funds are not available for any other purpose. In the event that insurance regulators adjust the determination of the statutory premium reserves of the Company’s title insurers, these restricted funds as well as statutory surplus would correspondingly increase or decrease.

A substantial majority of consolidated cash and investments at each year end was held by the Company’s title insurance subsidiaries. Generally, the types of investments a title insurer can make are subject to legal restrictions. Furthermore, the transfer of funds by a title insurer to its parent or subsidiary operations, as well as other related party transactions, is restricted by law and generally requires the approval of state insurance authorities (see Note 3).

NOTE 3

Statutory surplus and dividend restrictions. Substantially all of the consolidated retained earnings at each year end were represented by Guaranty, which owns substantially all of the subsidiaries included in the consolidation. Guaranty cannot pay a dividend to its parent in excess of certain limits without the approval of the Texas Insurance Commissioner. The maximum dividend that can be paid after such approval is approximately $115.0 million in both 2020 and 2019. Guaranty paid dividends of $25.0 million and $20.0 million in 2018, and 2017, respectively, and none in 2019.

Dividends from Guaranty are also voluntarily restricted primarily to maintain statutory surplus and liquidity at competitive levels and to demonstrate significant claims payment ability. The ability of a title insurer to pay claims can significantly affect the decision of lenders and other customers when buying a policy from a particular insurer. Surplus as regards policyholders (sum of statutory capital plus surplus) for Guaranty was $617.9 million and $574.8 million at December 31, 2019 and 2018, respectively. Statutory net income for Guaranty was $38.3 million, $74.2 million and $47.7 million in 2019, 2018 and 2017, respectively.

The amount of statutory capital and surplus necessary to satisfy regulatory requirements for Guaranty was $2.0 million (and in the aggregate less than $2.0 million for all of the Company’s underwriter subsidiaries) at December 31, 2019, and each of its underwriter entities was in compliance with such requirements as of December 31, 2019.

NOTE 4
Investments in debt and equity securities. The total fair values of the Company's investments in debt and equity securities as of December 31 are detailed below:

	2019	2018
	($000 omitted)
Investments in:
Debt securities	605,721	602,020
Equity securities	39,318	33,997
	645,039	636,017

As of December 31, 2019 and 2018, included in the above fair values of investments in equity securities were net unrealized investment gains of $6.9 million and $2.9 million, respectively.

The amortized costs and fair values of investments in debt securities as of December 31, are as follows:

	2019		2018
	Amortized costs	Fair values	Amortized costs	Fair values
	($000 omitted)
Municipal	52,176	53,823	61,779	61,934
Corporate	299,074	309,142	333,289	328,495
Foreign	234,734	236,073	200,667	198,938
U.S. Treasury Bonds	6,664	6,683	12,951	12,653
	592,648	605,721	608,686	602,020

The Company believes its investment portfolio is diversified and expects no material loss to result from the failure to perform by issuers of the debt securities it holds. Investments made by the Company are not collateralized. Foreign debt securities primarily include Canadian government and corporate bonds, with aggregate fair values of $206.5 million and $171.2 million as of December 31, 2019 and 2018, respectively, and United Kingdom treasury and corporate bonds with aggregate fair values of $24.1 million and $23.0 million as of December 31, 2019 and 2018, respectively.

Gross unrealized gains and losses on investments in debt securities at December 31, were:

	2019		2018
	Gains	Losses	Gains	Losses
	($000 omitted)
Municipal	1,649	2	482	327
Corporate	10,091	23	1,894	6,688
Foreign	2,362	1,023	1,402	3,131
U.S. Treasury Bonds	60	41	2	300
	14,162	1,089	3,780	10,446

Debt securities at December 31, 2019 mature, according to their contractual terms, as follows (actual maturities may differ due to call or prepayment rights):

	Amortized costs	Fair values
	($000 omitted)
In one year or less	68,377	68,517
After one year through five years	336,402	341,773
After five years through ten years	157,147	162,778
After ten years	30,722	32,653
	592,648	605,721

Gross unrealized losses on investments in debt securities and the fair values of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2019, were:

	Less than 12 months		More than 12 months		Total
	Losses	Fair values	Losses	Fair values	Losses	Fair values
	($000 omitted)
Municipal	2	53	—	—	2	53
Corporate	23	7,420	—	—	23	7,420
Foreign	318	92,108	705	55,875	1,023	147,983
U.S. Treasury Bonds	—	—	41	2,215	41	2,215
	343	99,581	746	58,090	1,089	157,671

The number of specific debt securities investment holdings in an unrealized loss position as of December 31, 2019 was 50. Of these securities, 26 were in unrealized loss positions for more than 12 months. During 2019, the overall gross unrealized losses on debt securities improved compared to the prior year-end, primarily due to reduced interest rates and credit spreads which increased investment fair values. Since the Company does not intend to sell and will more-likely-than-not maintain each investment until its maturity or anticipated recovery, and no significant credit risk is deemed to exist, these investments are not considered as other-than-temporarily-impaired. The Company believes its investment portfolio is diversified and expects no material loss to result from the failure to perform by issuers of the debt securities it holds. Investments made by the Company are not collateralized.
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

At December 31, 2019, financial instruments measured at fair value on a recurring basis are summarized below:

	Level 1	Level 2	Level 3	Fair value measurements
	($000 omitted)
Investments in securities:
Debt securities:
Municipal	—	53,823	—	53,823
Corporate	—	309,142	—	309,142
Foreign	—	236,073	—	236,073
U.S. Treasury Bonds	—	6,683	—	6,683
Equity securities:	39,318	—	—	39,318
	39,318	605,721	—	645,039
At December 31, 2018, financial instruments measured at fair value on a recurring basis are summarized below:

	Level 1	Level 2	Level 3	Fair value measurements
	($000 omitted)
Investments in securities:
Debt securities:
Municipal	—	61,934	—	61,934
Corporate	—	328,495	—	328,495
Foreign	—	198,938	—	198,938
U.S. Treasury Bonds	—	12,653	—	12,653
Equity securities:	33,997	—	—	33,997
	33,997	602,020	—	636,017

At December 31, 2019, Level 1 financial instruments consist of equity securities. Level 2 financial instruments consist of municipal, governmental, and corporate bonds, both U.S. and foreign. In accordance with the Company’s policies and guidelines which incorporate relevant statutory requirements, the Company’s third-party registered investment manager invests only in securities rated as investment grade or higher by the major rating services, where observable valuation inputs are significant. The fair value of the Company's investments in debt and equity securities is primarily determined using a third-party pricing service provider. The third-party pricing service provider calculates the fair values using both market approach and model valuation methods, as well as pricing information obtained from brokers, dealers and custodians. Management ensures the reasonableness of the third-party service valuations by comparing them with pricing information from the Company's investment manager.

NOTE 6

Investment income and net realized and unrealized gains. Income from investments and net realized and unrealized gains for the years ended December 31 are detailed below:

	2019	2018	2017
	($000 omitted)
Investment income:
Debt securities	15,769	17,431	17,222
Short-term investments, cash equivalents and other	4,026	2,306	1,710
	19,795	19,737	18,932
Net realized and unrealized gains:
Realized gains	53,465	2,698	4,997
Realized losses	(14,747)	(483)	(2,790)
Net unrealized investment gains (losses) recognized on equity securities still held	4,042	(2,162)	—
	42,760	53	2,207

In 2019, net realized and unrealized gains included $50.0 million realized gain related to the merger termination fee paid by FNF (refer to Note 1-S), $4.0 million of net unrealized investment gains on equity securities held at year-end and $2.5 million of realized gains from sales of securities investments, partially offset by $14.7 million of impairment expenses primarily related to title plants, buildings, intangible assets, equity-method investments and other assets (refer to Notes 1-K, 8 and 9).

In 2018, net realized and unrealized gains included $1.3 million of realized gains from sales of equity investments with no previously readily determinable fair values and $2.2 million of net unrealized investment losses on equity securities held at year-end.

In 2017, net realized gains included $3.2 million of net realized gains from the sale of securities investments, partially offset by $0.8 million of net realized loss due to an increase in the fair value of a contingent consideration liability related to a prior acquisition.

Net investment gains and losses recognized in 2019 and 2018 related to investments in equity securities (refer to Note 1-H) are calculated as follows:

	2019	2018
	($000 omitted)
Total net investment gains (losses) recognized on equity securities during the period	4,825	(2,538)
Less: Net realized gains (losses) on equity securities sold during the period	783	(376)
Net unrealized investment gains (losses) recognized on equity securities still held	4,042	(2,162)

Proceeds from sales of investments in securities for the years ended December 31 are as follows:

	2019	2018	2017
	($000 omitted)
Proceeds from sales of debt securities	46,834	43,556	68,649
Proceeds from sales of equity securities	3,771	5,886	8,293
Total proceeds from sales of investments in securities	50,605	49,442	76,942

NOTE 7

Income taxes. In 2017, the U.S. enacted the Tax Cuts and Jobs Act (the 2017 Act), which revised the U.S. corporate income tax regime by, among other things, lowering the corporate tax rate from 35% to 21% effective on January 1, 2018 and imposing a one-time transition tax on deemed repatriated earnings of foreign subsidiaries. As a result, the Company recorded provisional amounts in 2017 that included (i) net income tax benefits of $7.8 million, consisting of a $7.2 million federal benefit and a $0.6 million state benefit, related to the remeasurement of deferred tax assets and liabilities and (ii) an income tax expense of $1.2 million related to the transition tax on deemed repatriation of deferred foreign income. In 2018, the Company completed its determination of the tax effects of the 2017 Act and recorded an additional $0.8 million of federal and state income tax benefits related to the remeasurement of deferred tax assets and liabilities and $0.6 million of reduced income tax expense related to the one-time deemed repatriation.

Effective January 1, 2018, the Company adopted ASU 2018-02, Income Statement - Reporting Comprehensive Income, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which provided a one-time option to reclassify the stranded tax effects of the 2017 Act from AOCI directly to retained earnings. The stranded tax effects resulted from the remeasurement of deferred tax assets and liabilities which were originally recorded in comprehensive income but whose remeasurement is reflected in the income statement. The Company reclassified $1.0 million of net tax expense from AOCI to retained earnings in the 2018 consolidated statement of equity as a result of the adoption.

Income tax expense consists of the following:

	2019	2018	2017
	($000 omitted)
Current income tax expense:
Federal	12,329	5,540	1,154
State	846	1,089	814
Foreign	4,851	6,622	4,625
	18,026	13,251	6,593
Deferred income tax expense (benefit):
Federal	6,631	43	4,088
State	150	(864)	(254)
Foreign	1,888	1,077	4,494
	8,669	256	8,328
Total income tax expense	26,695	13,507	14,921

The following reconciles income tax expense computed at the federal statutory rate with income tax expense as reported:

	2019	2018	2017
	($000 omitted)
Expected income tax expense at 21% in 2019 and 2018 and 35% in 2017 (1)	22,116	12,816	22,253
Nondeductible expenses	3,249	1,872	2,610
Valuation allowance	1,326	1,741	—
Net expense (benefit) for the Canadian branch (2)	613	128	(1,480)
Return-to-provision and true-up adjustments	(776)	(370)	923
Research and development credits	(278)	(732)	(2,158)
2017 Act impact from the U.S. corporate tax rate change	—	(745)	(7,196)
2017 Act impact from deemed repatriation of deferred foreign income	—	(624)	1,213
Other – net (3)	445	(579)	(1,244)
Income tax expense	26,695	13,507	14,921
Effective income tax rate (1)	25.3%	22.1%	23.5%
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

	2019	2018
	($000 omitted)
Deferred tax assets:
Accrued expenses	18,290	16,013
Federal offset to Canadian deferred tax liability	7,961	6,618
Net operating loss (NOL) carryforwards	7,017	6,936
Tax credit carryforwards	2,230	1,477
Foreign currency translation adjustments	1,765	3,194
Allowance for uncollectible amounts	983	1,023
Net unrealized losses on investments in securities	621	1,205
Investments	424	857
Capitalized expenses	—	2,356
Other	1,370	1,235
Deferred tax assets – gross	40,661	40,914
Valuation allowance	(4,056)	(3,824)
Deferred tax assets – net	36,605	37,090
Deferred tax liabilities:
Title loss provisions	(29,704)	(21,936)
Amortization – goodwill and other intangibles	(22,379)	(19,891)
Net unrealized gains on investments in securities	(4,218)	—
Deferred compensation on life insurance policies	(2,202)	(2,029)
Fixed assets	(1,997)	(1,917)
Other	(417)	(956)
Deferred tax liabilities – gross	(60,917)	(46,729)
Net deferred income tax liability	(24,312)	(9,639)

At December 31, 2019, the Company had $2.2 million of foreign tax credit carryforwards that will begin to expire in 2028. The future utilization of these credit carryforwards is subject to various limitations. The Company's $7.0 million of deferred tax assets relating to NOL carryforwards include losses from various states and will expire in varying amounts from 2020 through 2039, and foreign losses which will expire in varying amounts from 2020 through 2023 or have unlimited carryforward periods. The future utilization of all NOL carryforwards is subject to various limitations.

The Company's valuation allowance at December 31, 2019 relates primarily to all foreign tax credit carryforwards and certain state and foreign NOL carryforwards which the Company believes are not more-likely-than-not to be utilized prior to expiration.

The Company’s income tax returns are routinely subject to examinations by U.S. federal, foreign, and state and local tax authorities. During 2018, the Company was notified by the IRS that its 2015 U.S. federal tax return was selected for examination. In 2019, the IRS closed the 2015 U.S. federal tax return examination with no changes. At December 31, 2019, the Company’s 2016 through 2018 U.S. federal income tax returns and 2015 through 2018 Canadian income tax returns remain subject to examination. The Company is involved in routine examinations by state tax jurisdictions for calendar years 2010 through 2013 and remains subject to examination for 2015 through 2018 tax returns. The Company expects no material adjustments from any ongoing tax return examinations.

NOTE 8
Goodwill and other intangibles. The summary of changes in goodwill is as follows:

	Title	Ancillary Services and Corporate	Total
	($000 omitted)
Balances at January 1, 2018	225,699	5,729	231,428
Acquisitions	17,504	—	17,504
Disposals	(42)	—	(42)
Balances at December 31, 2018 and 2019	243,161	5,729	248,890

The Company evaluates goodwill for impairment annually based on information as of June 30 of the current year or more frequently if circumstances suggest that impairment may exist. Utilizing the quantitative impairment analysis approach in 2019 and 2018, the Company determined that goodwill related to all of its reporting units was not impaired.

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

The gross carrying amount, and accumulated amortization and impairment of other intangibles was $35.0 million and $30.4 million, respectively, at December 31, 2019 and $35.0 million and $25.3 million, respectively, at December 31, 2018. The amortization expense recorded for the Company's other intangible assets was $4.2 million and $4.6 million in 2019 and 2018, respectively. Additionally, an impairment expense of $0.9 million was recorded as part of net realized and unrealized gains in the consolidated statement of income and comprehensive income during 2019 for other intangible assets that were no longer providing economic benefits. The annual amortization expense expected to be recognized in the next five years relating to other intangible assets is approximately $2.3 million in 2020, $0.9 million in 2021, $0.4 million in 2022, $0.2 million in 2023 and $0.2 million in 2024.

NOTE 9

Equity investees. Summarized aggregate financial information for equity investees (in which the Company typically owns 20% through 50% of the equity) is as follows:

	2019	2018	2017
	($000 omitted)
For the year:
Revenues	19,660	22,286	25,351
Net income	6,231	4,729	4,997
At December 31:
Total assets	36,865	33,268	32,171
Notes payable	27,841	24,833	20,902
Stockholders’ equity	6,341	6,292	9,023

Net premium revenues from policies issued by equity investees were approximately $0.7 million, $2.1 million and $2.1 million in 2019, 2018 and 2017, respectively. Income related to equity investees was $3.0 million, $1.9 million and $2.2 million in 2019, 2018 and 2017, respectively. These amounts are included in title insurance – direct operations in the consolidated statements of income and comprehensive income.

Goodwill related to equity investees was $4.6 million and $7.3 million as of December 31, 2019 and 2018, respectively, and was included in investments in investees in the consolidated balance sheets. Equity investments, including the related goodwill balances, are reviewed for impairment annually and upon the occurrence of an event that may indicate an impairment. The Company recorded an impairment of $2.7 million on a disposal of an equity investment during 2019 which was included in net realized and unrealized gains in the consolidated statement of income and comprehensive income. No impairment was recorded during the years ended December 31, 2018 and 2017.

NOTE 10

Notes payable. A summary of notes payable is as follows:

	2019	2018
	($000 omitted)
Line of credit facility (1)	98,875	98,875
Other notes payable	11,757	9,161
	110,632	108,036

(1) Average interest rates were 3.55% and 3.58% during the years ended December 31, 2019 and 2018, respectively.

Based upon the contractual maturities, principal payments on the above notes are due in the amounts of $9.8 million in 2020, $0.9 million in 2021, $0.9 million in 2022, and $99.0 million in 2023. Included within other notes payable are $3.7 million and $6.5 million of capital lease obligations at December 31, 2019 and 2018, respectively.

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

As of December 31, 2019, line of credit borrowings of $98.9 million were outstanding and the remaining balance of the line of credit available for use was $48.6 million, net of an unused $2.5 million letter of credit. The Company was in compliance with all covenants as of December 31, 2019 and 2018, under the Amended Credit Agreement and Credit Agreement, respectively.

The Company's qualified intermediary in tax-deferred property exchanges pursuant to Section 1031 of the Internal Revenue Code (Section 1031) enters into short-term loan agreements with parties to an exchange in the ordinary course of its business. The outstanding balances pursuant to these loans, as included within notes payable - other than banks in the above table, were $8.0 million and $2.6 million as of December 31, 2019 and 2018, respectively, and are secured by cash that is included in cash and cash equivalents on the Company's consolidated balance sheet. Borrowings and repayments on these short-term loans are reflected as financing activities in the consolidated statements of cash flows.

NOTE 11

Estimated title losses. A summary of estimated title losses is as follows:

	2019	2018	2017
	($000 omitted)
Balances at January 1	461,560	480,990	462,572
Provisions:
Current year	79,141	70,480	90,401
Previous policy years	5,282	1,034	6,131
Total provisions	84,423	71,514	96,532
Payments, net of recoveries:
Current year	(19,052)	(17,460)	(20,335)
Previous policy years	(71,956)	(65,246)	(63,914)
Total payments, net of recoveries	(91,008)	(82,706)	(84,249)
Effects of changes in foreign currency exchange rates	4,078	(8,238)	6,135
Balances at December 31	459,053	461,560	480,990
Loss ratios as a percentage of title operating revenues:
Current year provisions	4.3%	3.8%	4.8%
Total provisions	4.6%	3.9%	5.1%

Total title loss provisions during 2019, compared to 2018, increased primarily due to unfavorable loss experience in 2019, resulting in a higher current year policy provisioning rate and increased provisions in portions of the Company's non-Canadian international operations, and a prior policy year reserve reduction during 2018. Total provisions in 2018 decreased from 2017, primarily due to favorable loss experience in 2018, which resulted in a lower current year policy provisioning rate and a $4.0 million prior policy year reserve reduction. The $5.3 million and $6.1 million net increases in the loss reserve estimates for prior year policy years during 2019 and 2017 were primarily driven by large title claims reported during those years. Total provisions for large title claims related to prior policy years were $6.0 million, $4.4 million and $4.3 million in 2019, 2018 and 2017, respectively.

NOTE 12

Share-based payments. Prior to 2018, the Company granted executives and senior management shares of restricted common stock, consisting of time-based shares, which vest on each of the first three anniversaries of the grant date, and performance-based shares, which vest upon achievement of certain financial objectives over the period of three years. Starting in 2018, the Company began granting time-based and performance-based restricted stock units, which have vesting conditions generally similar to the restricted common stock shares awarded previously. Each restricted stock unit represents a contractual right to receive a share of the Company's common stock. The fair value of each restricted common stock or unit granted is based on the closing price of the Company's common stock at grant date.

The aggregate grant-date fair values of restricted share and unit awards during 2019, 2018 and 2017 were $5.1 million (122,400 shares with an average grant price of $42.02), $4.8 million (110,600 shares with an average grant price of $43.39) and $5.7 million (133,000 shares with an average grant price of $42.59), respectively. Awards were made pursuant to the Company’s employee incentive compensation plans and the compensation expense associated with the restricted share-based awards is recognized over the corresponding vesting period as part of employee costs in the consolidated statements of income and comprehensive income. Award forfeitures are recorded as credits against employee costs in the period in which they occur.

Additionally, in 2019, 2018 and 2017, the Company granted its board of directors, as a component of their annual director retainer compensation, approximately 13,700, 14,300 and 13,000 shares, respectively, of common stock that had aggregate fair values of $0.6 million each year. The 2018 and 2017 grants immediately vested at grant date, while the 2019 grants had a one-year restriction. The associated expense for these grants is recognized in other operating expenses in the consolidated statements of income and comprehensive income.

A summary of the restricted common stock award activity during the year ended December 31, 2019 is presented below:

	Shares	Weighted-Average Grant-Date Fair Value per Share ($)

Nonvested balance at January 1, 2019	120,276	40.99
Granted	13,702	41.26
Adjustment for performance-based shares	(40,297)	42.32
Vested	(33,532)	39.82
Forfeited	(6,760)	42.50
Nonvested balance at December 31, 2019	53,389	40.60

A summary of the restricted common stock unit activity during the year ended December 31, 2019 is presented below:

	Units	Weighted-Average Grant-Date Fair Value per Share ($)

Nonvested balance at January 1, 2019	123,841	42.67
Granted	122,358	42.02
Vested	(17,003)	42.14
Forfeited	(33,179)	43.21
Nonvested balance at December 31, 2019	196,017	42.21

The fair value of shares that vested in 2019 and 2018 aggregated to $2.1 million and $4.2 million, respectively. For the years ended December 31, 2019, 2018 and 2017, compensation costs recognized in the consolidated statements of income and comprehensive income, presented primarily within employee costs, were approximately $2.1 million, $4.8 million and $5.3 million, respectively. The total tax benefits recognized in the consolidated statements of income and comprehensive income from tax deductions relating to vesting of restricted common stock awards in 2019, 2018 and 2017 were $0.5 million, $1.1 million and $1.2 million, respectively. As of December 31, 2019, compensation costs not yet recognized related to nonvested restricted common stock awards was $4.1 million, which is expected to be recognized over a weighted average period of 1.7 years.

NOTE 13

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

The calculation of the basic and diluted EPS is as follows:

	For the Years Ended December 31,
	2019	2018	2017
	($000 omitted)
Numerator:
Net income attributable to Stewart	78,615	47,523	48,659

Denominator (000):
Basic average shares outstanding	23,611	23,543	23,445
Average number of dilutive shares relating to restricted shares and units	142	142	152
Diluted average shares outstanding	23,753	23,685	23,597

Basic earnings per share attributable to Stewart	3.33	2.02	2.08
Diluted earnings per share attributable to Stewart	3.31	2.01	2.06

NOTE 14

Reinsurance. As is industry practice, the Company cedes risks to other title insurance underwriters and reinsurers on certain transactions. However, the Company remains liable if the reinsurer should fail to meet its obligations. The Company also assumes risks from other underwriters on a transactional basis as well as on certain reinsurance treaties. Payments and recoveries on reinsured losses were insignificant during each of the years ended December 31, 2019, 2018, and 2017. The total amount of premiums for assumed and ceded risks was less than 1.0% of consolidated title revenues in each of the last three years and there were no outstanding amounts of reinsurance recoverable or payable at December 31, 2019 and 2018.

NOTE 15

Leases. Total operating lease expense was $42.5 million, $40.8 million and $40.8 million in 2019, 2018 and 2017, respectively. Included in the 2019 operating lease expense was $4.2 million of lease expense related to short-term leases and equipment. Total finance lease expense was $2.4 million, $3.8 million and $3.1 million in 2019, 2018 and 2017, respectively.

Lease-related assets and liabilities as of December 31, 2019 are as follows ($000 omitted):

Assets:
Operating lease assets, net of accumulated amortization	99,028
Finance lease assets, net of accumulated depreciation	4,312
Total lease assets	103,340

Liabilities:
Operating lease liabilities	113,843
Finance lease liabilities	3,716
Total lease liabilities	117,559

Other information related to operating and finance leases during the year ended December 31, 2019 is as follows:

	Operating	Finance

Cash paid for amounts included in the measurement of lease liabilities ($000)	43,207	3,076
Lease assets obtained in exchange for lease obligations ($000)	51,188	—
Weighted average remaining lease term (years):	4.7	2.5
Weighted average discount rate	4.4%	4.7%

Future minimum lease payments under operating and finance leases as of December 31, 2019 are as follows:

	Operating	Finance
	($000 omitted)
2020	37,835	1,913
2021	28,926	957
2022	21,702	957
2023	15,892	80
2024	12,209	—
Thereafter	14,652	—
Total future minimum lease payments	131,216	3,907
Less: imputed interest	(17,373)	(191)
Net future minimum lease payments	113,843	3,716

As required by the Company's adoption of Topic 842 using the optional transition method (refer to Note 1-Q), below were the future minimum lease payments relating to operating leases as of December 31, 2018 (in thousands of dollars):

2019	40,664
2020	27,064
2021	17,663
2022	11,521
2023	6,677
2024 and after	8,923
112,512

NOTE 16

Contingent liabilities and commitments. The Company routinely holds third-party funds in segregated escrow accounts pending the closing of real estate transactions resulting in a contingent liability to the Company of approximately $1.3 billion at December 31, 2019. In addition, the Company is contingently liable for disbursements of escrow funds held by independent agencies in those cases where specific insured closing guarantees have been issued.

The Company owns a qualified intermediary engaged in Section 1031 tax-deferred property exchanges. The Company holds the proceeds from these transactions until a qualifying exchange can occur. This resulted in a contingent liability to the Company of approximately $1.1 billion at December 31, 2019. As is industry practice, escrow and Section 1031 exchanger fund accounts are not included in the consolidated balance sheets.

In the ordinary course of business, the Company guarantees the third-party indebtedness of certain of its consolidated subsidiaries. As of December 31, 2019, the maximum potential future payments on the guarantees are not more than the related notes payable recorded in the consolidated balance sheets (refer to Note 10). The Company also guarantees the indebtedness related to lease obligations of certain of its consolidated subsidiaries. The maximum future obligations arising from these lease-related guarantees are not more than the Company’s future lease obligations (refer to Note 15) plus lease operating expenses. As of December 31, 2019, the Company also had unused letters of credit aggregating $5.4 million related to workers’ compensation coverage and other insurance. The Company does not expect to make any payments on these guarantees.

NOTE 17

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

Note 18

Revenues. The Company's operating revenues, summarized by type, are as follows:

	2019	2018	2017
	($000 omitted)
Title insurance premiums:
Direct	615,646	597,510	602,858
Agency	970,540	1,003,959	1,016,356
Escrow fees	137,539	124,660	142,463
Search, abstract and valuation services	82,050	92,708	96,703
Other revenues	71,678	69,045	76,205
	1,877,453	1,887,882	1,934,585

NOTE 19

Segment information. The Company reports two operating segments: title and ancillary services and corporate. The title segment provides services needed to transfer title to property in a real estate transaction and includes services such as searching, examining, closing and insuring the condition of the title to the property. In addition, the title segment includes home and personal insurance services and Section 1031 tax-deferred exchanges. The ancillary services and corporate segment includes search and valuation services, which are the principal offerings of ancillary services, and expenses of the parent holding company and certain other enterprise-wide overhead costs, net of centralized administrative services costs allocated to respective operating businesses.

Selected statement of income information related to these segments for the years ended December 31 is as follows:

	2019	2018	2017
	($000 omitted)
Title segment:
Revenues	1,857,048	1,855,706	1,899,462
Depreciation and amortization	19,971	21,449	21,384
Income before taxes and noncontrolling interest	108,459	108,314	103,361

Ancillary services and corporate segment:
Revenues	82,960	51,966	56,262
Depreciation and amortization	2,555	3,483	4,494
Income (loss) before taxes and noncontrolling interest	8,508	(35,785)	(28,294)

Consolidated Stewart:
Revenues	1,940,008	1,907,672	1,955,724
Depreciation and amortization	22,526	24,932	25,878
Income before taxes and noncontrolling interest	116,967	72,529	75,067

Reported revenues and income before taxes and noncontrolling interest for the ancillary services and corporate segment included a $50.0 million pretax realized gain related to the merger termination fee paid by FNF (refer to Note 1-S). The Company does not provide asset information by reportable operating segment as it does not routinely evaluate the asset position by segment.

Revenues for the years ended December 31 in the United States and all international operations are as follows:

	2019	2018	2017
	($000 omitted)
United States	1,816,531	1,787,843	1,825,186
International	123,477	119,829	130,538
	1,940,008	1,907,672	1,955,724

NOTE 20

Other comprehensive income (loss). Changes in the balances of each component of other comprehensive income (loss) and the related tax effects are as follows:

	For the Year Ended December 31, 2019			For the Year Ended December 31, 2018			For the Year Ended December 31, 2017
	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount	Before-Tax Amount	Tax Expense (Benefit)	Net-of Tax Amount	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount
	($000 omitted)			($000 omitted)			($000 omitted)
Foreign currency translation adjustments	8,337	1,859	6,478	(13,336)	(2,848)	(10,488)	11,050	2,696	8,354
Net unrealized gains (losses) on investments:
Change in net unrealized gains and losses on investments	19,220	4,036	15,184	(11,294)	(2,372)	(8,922)	2,718	952	1,766
Reclassification adjustment for change in unrealized gains and losses included in net income	519	109	410	(1,167)	(245)	(922)	(3,210)	(1,124)	(2,086)
	19,739	4,145	15,594	(12,461)	(2,617)	(9,844)	(492)	(172)	(320)
Other comprehensive income (loss)	28,076	6,004	22,072	(25,797)	(5,465)	(20,332)	10,558	2,524	8,034

NOTE 21

Quarterly financial information (unaudited).

	Mar 31	June 30	Sept 30	Dec 31	Total
	($000 omitted, except per share)
Revenues:
2019	398,519	472,075	559,508	509,906	1,940,008
2018	437,229	492,869	507,640	469,934	1,907,672
Net (loss) income attributable to Stewart:
2019	(6,768)	19,306	66,108	(31)	78,615
2018	(3,781)	22,377	17,554	11,373	47,523
Diluted (loss) earnings per share attributable to Stewart (1):
2019	(0.29)	0.81	2.78	—	3.31
2018	(0.16)	0.95	0.74	0.48	2.01

(1) Quarterly per share data may not sum to annual totals due to rounding or effects of dilution in particular quarters but not in annual totals.

SCHEDULE I
STEWART INFORMATION SERVICES CORPORATION
(Parent Company)
STATEMENTS OF INCOME AND RETAINED EARNINGS

	For the Years Ended December 31,
	2019	2018	2017
	($000 omitted)
Revenues
Merger termination fee	50,000	—	—
Investment income	—	25,000	20,000
Other income	753	665	784
	50,753	25,665	20,784
Expenses
Interest	4,106	3,511	3,123
Other operating expenses, including $276 each year to affiliates	12,787	15,174	5,840
	16,893	18,685	8,963
Income before taxes and income from subsidiaries	33,860	6,980	11,821
Income tax (expense) benefit	(15)	(126)	776
Income from subsidiaries	44,770	40,669	36,062
Net income	78,615	47,523	48,659

Retained earnings at beginning of year	514,248	491,698	471,788
Cash dividends on Common Stock	(28,471)	(28,565)	(28,749)
Cumulative effect adjustments on adoption of new accounting pronouncements	—	3,592	—
Retained earnings at end of year	564,392	514,248	491,698
See accompanying notes to financial statement information.
See accompanying Report of Independent Registered Public Accounting Firm.

STEWART INFORMATION SERVICES CORPORATION
(Parent Company)
BALANCE SHEETS

	As of December 31,
	2019	2018
	($000 omitted)
Assets
Cash and cash equivalents	36,849	24,823
Receivables:
Notes - due from subsidiaries	5,193	6,609
Receivables from affiliates	260	7
	5,453	6,616
Property and equipment, at cost:
Furniture and equipment	88	2,662
Accumulated depreciation	(83)	(2,449)
	5	213
Investments in subsidiaries, on an equity-method basis	802,994	737,273
Operating lease assets	8,931	—
Goodwill	8,470	8,470
Other assets	15,810	17,469
	878,512	794,864
Liabilities
Accounts payable and other liabilities	21,417	22,464
Operating lease liabilities	10,914	—
Notes payable	98,875	98,875
	131,206	121,339
Contingent liabilities and commitments	—	—
Stockholders’ equity
Common Stock – $1 par, authorized 51,500,000; issued 24,061,568 and 24,071,508; outstanding 23,709,407 and 23,719,347, respectively	24,062	24,072
Additional paid-in capital	164,217	162,642
Retained earnings	564,392	514,248
Accumulated other comprehensive (loss) income (AOCI):
Foreign currency translation adjustments	(13,027)	(19,505)
Net unrealized investment gains (losses)	10,328	(5,266)
Treasury stock – 352,161 common shares, at cost	(2,666)	(2,666)
Total stockholders’ equity	747,306	673,525
	878,512	794,864

See accompanying notes to financial statement information.
See accompanying Report of Independent Registered Public Accounting Firm.

STEWART INFORMATION SERVICES CORPORATION
(Parent Company)
STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2019	2018	2017
	($000 omitted)
Reconciliation of net income to cash provided (used) by operating activities:
Net income	78,615	47,523	48,659
Add (deduct):
Depreciation	8	4	5
(Increase) decrease in receivables – net	(253)	922	(81)
Decrease (increase) in other assets – net	1,659	853	(1,576)
Increase (decrease) in payables and accrued liabilities – net	2,698	(4,476)	563
Income from subsidiaries	(44,770)	(40,669)	(36,062)
Other – net	1,530	(5,124)	1,705
Cash provided (used) by operating activities	39,487	(967)	13,213
Investing activities:
Dividends from subsidiary	—	25,000	20,000
Collections on notes receivables	1,416	24,900	23,375
Increases in notes receivables	—	(5,193)	(16,000)
Contributions to a subsidiary	—	—	(7,184)
Cash provided by investing activities	1,416	44,707	20,191
Financing activities:
Proceeds from notes payable	—	—	16,000
Payments on notes payable	—	—	(10,000)
Dividends paid	(28,345)	(28,263)	(28,135)
Repurchases of Common Stock	(532)	(1,175)	(727)
Purchase of remaining interest of consolidated subsidiary	—	(1,101)	(1,810)
Other – net	—	—	—
Cash used by financing activities	(28,877)	(30,539)	(24,672)
Increase in cash and cash equivalents	12,026	13,201	8,732
Cash and cash equivalents at beginning of year	24,823	11,622	2,890
Cash and cash equivalents at end of year	36,849	24,823	11,622
Supplemental information:
Income taxes paid	—	—	—
Interest paid	4,009	3,849	3,128
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

Merger agreement. On March 18, 2018, the Company entered into an agreement and plan of merger (Merger Agreement) with Fidelity National Financial, Inc. (FNF), A Holdco Corp. and S Holdco LLC, pursuant to which, subject to the satisfaction or waiver of certain conditions, the Company was to be acquired by FNF. On September 9, 2019, the Company and FNF mutually terminated the Merger Agreement. In connection with the termination and as stipulated in the Merger Agreement, FNF paid the Company a merger termination fee of $50 million, which was presented as such in the 2019 statement of income and retained earnings.

Investment income. During 2018 and 2017, Stewart Title Guaranty Company paid to the Parent Company dividends of $25.0 million and $20.0 million, respectively, and none in 2019.

Other operating expenses. Other operating expenses included $6.8 million, $12.7 million and $2.9 million of expenses related to the Mergers and strategic alternatives review in 2019, 2018 and 2017, respectively. Also included in the 2019 other operating expenses were $2.2 million of executive insurance policy settlement expenses.

Operating lease assets and liabilities. Beginning in 2019, we adopted the new lease accounting standard which resulted in the balance sheet recognition of assets and liabilities related to our operating leases of office space. Operating lease assets represent the right to use the underlying assets over the corresponding lease terms. This adoption did not result in any impact to our statements of operations and cash flows. Refer to Note 1-Q to the audited consolidated financial statements for details.

Stockholders' equity. In 2018, the Parent Company adopted two new accounting standards which resulted in a reclassification of $1.0 million of net tax expense and $4.6 million of net unrealized investment gains from AOCI to retained earnings. Refer to Note 12 to the audited consolidated financial statements for details for these equity adjustments.

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

SCHEDULE II
STEWART INFORMATION SERVICES CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
December 31, 2019

Col. A	Col. B	Col. C Additions	Col. D Deductions		Col. E
Description	Balance at beginning of period	Charged to costs and expenses	(Describe)		Balance At end of period
	($000 omitted)
Stewart Information Services Corporation and subsidiaries:
Year ended December 31, 2019:
Estimated title losses	461,560	84,423	86,930	(A)	459,053
Valuation allowance for deferred tax assets	3,824	236	4		4,056
Allowance for uncollectible amounts	4,614	1,672	1,817	(B)	4,469
Year ended December 31, 2018:
Estimated title losses	480,990	71,514	90,944	(A)	461,560
Valuation allowance for deferred tax assets	2,231	1,791	198		3,824
Allowance for uncollectible amounts	5,156	519	1,061	(B)	4,614
Year ended December 31, 2017:
Estimated title losses	462,572	96,532	78,114	(A)	480,990
Valuation allowance for deferred tax assets	2,457	—	226		2,231
Allowance for uncollectible amounts	9,647	207	4,698	(B)	5,156

(A)	Represents primarily payments of policy and escrow losses and loss adjustment expenses.

(B)	Represents uncollectible accounts written off.
See accompanying Report of Independent Registered Public Accounting Firm.