Form 10-Q
period 2020-03-31
STEWART INFORMATION SERVICES CORP
filed 2020-05-04
CIK 94344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☑
On April 29, 2020, there were 23,682,911 outstanding shares of the issuer's Common Stock.

FORM 10-Q QUARTERLY REPORT
QUARTER ENDED MARCH 31, 2020

As used in this report, “we,” “us,” “our,” "Registrant," the “Company” and “Stewart” mean Stewart Information Services Corporation and our subsidiaries, unless the context indicates otherwise.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

	Three Months Ended March 31,
	2020	2019
	($000 omitted, except per share)
Revenues
Title revenues:
Direct operations	198,283	161,247
Agency operations	242,030	214,863
Ancillary services	5,461	14,282
Operating revenues	445,774	390,392
Investment income	5,218	4,724
Net realized and unrealized (losses) gains	(11,091)	3,403
	439,901	398,519
Expenses
Amounts retained by agencies	199,366	176,494
Employee costs	135,652	129,256
Other operating expenses	71,858	77,155
Title losses and related claims	18,632	15,686
Depreciation and amortization	4,231	5,990
Interest	892	1,164
	430,631	405,745
Income (loss) before taxes and noncontrolling interests	9,270	(7,226)
Income tax (expense) benefit	(1,896)	2,442
Net income (loss)	7,374	(4,784)
Less net income attributable to noncontrolling interests	2,197	1,982
Net income (loss) attributable to Stewart	5,177	(6,766)

Net income (loss)	7,374	(4,784)
Other comprehensive (loss) income, net of taxes:
Foreign currency translation adjustments	(11,442)	4,588
Change in net unrealized gains and losses on investments	(2,580)	9,011
Reclassification adjustment for realized gains and losses on investments	(80)	162
Other comprehensive (loss) income, net of taxes:	(14,102)	13,761
Comprehensive (loss) income	(6,728)	8,977
Less net income attributable to noncontrolling interests	2,197	1,982
Comprehensive (loss) income attributable to Stewart	(8,925)	6,995

Basic average shares outstanding (000)	23,638	23,595
Basic earnings (loss) per share attributable to Stewart	0.22	(0.29)
Diluted average shares outstanding (000)	23,749	23,595
Diluted earnings (loss) per share attributable to Stewart	0.22	(0.29)
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of March 31, 2020 (Unaudited)	As of December 31, 2019
	($000 omitted)
Assets
Cash and cash equivalents	293,599	330,609
Short-term investments	19,233	23,527
Investments in debt and equity securities, at fair value	612,403	645,039
Receivables:
Premiums from agencies	24,591	26,405
Trade and other	34,515	45,962
Income taxes	3,131	1,641
Notes	2,425	2,464
Allowance for uncollectible amounts	(4,567)	(4,469)
	60,095	72,003
Property and equipment:
Land	3,009	3,009
Buildings	22,193	20,519
Furniture and equipment	168,391	178,416
Accumulated depreciation	(142,301)	(151,483)
	51,292	50,461
Operating lease assets	94,922	99,028
Title plants, at cost	72,627	72,627
Investments on equity method basis	5,579	6,169
Goodwill	249,946	248,890
Intangible assets, net of amortization	4,495	4,623
Deferred tax assets	4,407	4,407
Other assets	39,268	35,402
	1,507,866	1,592,785
Liabilities
Notes payable	102,613	110,632
Accounts payable and accrued liabilities	84,974	126,779
Operating lease liabilities	108,333	113,843
Estimated title losses	447,582	459,053
Deferred tax liabilities	27,289	28,719
	770,791	839,026
Contingent liabilities and commitments
Stockholders’ equity
Common Stock ($1 par value) and additional paid-in capital	188,773	188,279
Retained earnings	562,445	564,392
Accumulated other comprehensive income (loss):
Net unrealized gains on debt securities investments	7,668	10,328
Foreign currency translation adjustments	(24,469)	(13,027)
Treasury stock – 352,161 common shares, at cost	(2,666)	(2,666)
Stockholders’ equity attributable to Stewart	731,751	747,306
Noncontrolling interests	5,324	6,453
Total stockholders’ equity (23,679,888 and 23,709,407 shares outstanding)	737,075	753,759
	1,507,866	1,592,785
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2020	2019
	($000 omitted)
Reconciliation of net income (loss) to cash used by operating activities:
Net income (loss)	7,374	(4,784)
Add (deduct):
Depreciation and amortization	4,231	5,990
Provision for bad debt	154	446
Net realized and unrealized losses (gains)	11,091	(3,403)
Amortization of net premium on debt securities investments	1,144	1,353
Payments for title losses in excess of provisions	(2,809)	(7,781)
Adjustment for insurance recoveries of title losses	173	380
Decrease (increase) in receivables – net	11,542	(5,686)
Increase in other assets – net	(3,813)	(815)
Decrease in accounts payable and other liabilities – net	(43,165)	(26,212)
Change in net deferred income taxes	1,495	(252)
Net income from equity investees	(645)	(374)
Dividends received from equity investees	1,235	353
Stock-based compensation expense	887	804
Other – net	(254)	98
Cash used by operating activities	(11,360)	(39,883)
Investing activities:
Proceeds from sales of investments in securities	11,796	6,958
Proceeds from matured investments in debt securities	18,814	20,094
Purchases of investments in securities	(30,703)	(561)
Net sales (purchases) of short-term investments	2,982	(456)
Purchases of property and equipment, and real estate – net	(4,781)	(2,735)
Cash paid for acquisition of businesses	(1,449)	—
Other – net	38	1,287
Cash (used) provided by investing activities	(3,303)	24,587
Financing activities:
Payments on notes payable	(8,223)	(7,446)
Proceeds from notes payable	204	4,454
Distributions to noncontrolling interests	(3,326)	(3,177)
Repurchases of common stock	(393)	(379)
Cash dividends paid	(7,099)	(7,083)
Cash used by financing activities	(18,837)	(13,631)
Effects of changes in foreign currency exchange rates	(3,510)	1,367
Decrease in cash and cash equivalents	(37,010)	(27,560)
Cash and cash equivalents at beginning of period	330,609	192,067
Cash and cash equivalents at end of period	293,599	164,507

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	Common Stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Noncontrolling interests	Total
	($000 omitted)
Three Months Ended March 31, 2020:
Balances at December 31, 2019	24,062	164,217	564,392	(2,699)	(2,666)	6,453	753,759
Net income attributable to Stewart	—	—	5,177	—	—	—	5,177
Dividends on Common Stock ($0.30 per share)	—	—	(7,124)	—	—	—	(7,124)
Stock-based compensation	(20)	907	—	—	—	—	887
Stock repurchases	(10)	(383)	—	—	—	—	(393)
Change in net unrealized gains and losses on investments, net of taxes	—	—	—	(2,580)	—	—	(2,580)
Reclassification adjustment for realized gains and losses on investments, net of taxes	—	—	—	(80)	—	—	(80)
Foreign currency translation adjustments, net of taxes	—	—	—	(11,442)	—	—	(11,442)
Net income attributable to noncontrolling interests	—	—	—	—	—	2,197	2,197
Distributions to noncontrolling interests	—	—	—	—	—	(3,326)	(3,326)
Balances at March 31, 2020	24,032	164,741	562,445	(16,801)	(2,666)	5,324	737,075

Three Months Ended March 31, 2019:
Balances at December 31, 2018	24,072	162,642	514,248	(24,771)	(2,666)	6,312	679,837
Net loss attributable to Stewart	—	—	(6,766)	—	—	—	(6,766)
Dividends on Common Stock ($0.30 per share)	—	—	(7,147)	—	—	—	(7,147)
Stock-based compensation	(11)	815	—	—	—	—	804
Stock repurchases	(9)	(370)	—	—	—	—	(379)
Change in net unrealized gains and losses on investments, net of taxes	—	—	—	9,011	—	—	9,011
Reclassification adjustment for realized gains and losses on investments, net of taxes, net of taxes	—	—	—	162	—	—	162
Foreign currency translation adjustments, net of taxes	—	—	—	4,588	—	—	4,588
Net income attributable to noncontrolling interests	—	—	—	—	—	1,982	1,982
Distributions to noncontrolling interests	—	—	—	—	—	(3,177)	(3,177)
Net effect of other changes in ownership	—	—	—	—	—	(11)	(11)
Balances at March 31, 2019	24,052	163,087	500,335	(11,010)	(2,666)	5,106	678,904
See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1

Interim financial statements. The financial information contained in this report for the three months ended March 31, 2020 and 2019, and as of March 31, 2020, is unaudited. This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

A. Management’s responsibility. The accompanying interim financial statements were prepared by management, who is responsible for their integrity and objectivity. These financial statements have been prepared in conformity with the United States (U.S.) generally accepted accounting principles (GAAP), including management’s best judgments and estimates. In the opinion of management, all adjustments necessary for a fair presentation of this information for all interim periods, consisting only of normal recurring accruals, have been made. The Company’s results of operations for interim periods are not necessarily indicative of results for a full year and actual results could differ.

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

C. Restrictions on cash and investments. The Company maintains investments in accordance with certain statutory requirements for the funding of statutory premium reserves. Statutory reserve funds are required to be fully funded and invested in high-quality securities and short-term investments. Statutory reserve funds are not available for current claim payments, which must be funded from current operating cash flow. Included in investments in debt and equity securities are statutory reserve funds of approximately $497.5 million and $483.4 million at March 31, 2020 and December 31, 2019, respectively. In addition, included within cash and cash equivalents are statutory reserve funds of approximately $18.3 million and $39.7 million at March 31, 2020 and December 31, 2019, respectively. Although these cash statutory reserve funds are not restricted or segregated in depository accounts, they are required to be held pursuant to state statutes. If the Company fails to maintain minimum investments or cash and cash equivalents sufficient to meet statutory requirements, the Company may be subject to fines or other penalties, including potential revocation of its business license. These funds are not available for any other purpose. In the event that insurance regulators adjust the determination of the statutory premium reserves of the Company’s title insurers, these restricted funds as well as statutory surplus would correspondingly increase or decrease.

D. Recently adopted accounting standard. In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (Topic 326). Topic 326 significantly changed the impairment model for financial instruments by introducing the current expected credit loss (CECL) model, which requires the immediate recognition of estimated credit losses expected to occur over the remaining life of the financial instrument. The previous GAAP generally required the recognition of credit losses when incurred. Topic 326 also amended certain accounting treatments for available-for-sale debt securities. Effective January 1, 2020, the Company adopted Topic 326 which did not result in any material impact on its consolidated financial statements.

E. Impact of the COVID-19 pandemic. In March 2020, a global pandemic escalated relating to a novel strain of coronavirus (COVID-19), which resulted in a slowdown in the global economy and a U.S. declaration of a national emergency. In response to the pandemic, health and governmental bodies, including the state of Texas where the Company is headquartered, have issued travel restrictions, quarantine orders, temporary closures of non-essential businesses and other restrictive measures. Although the title insurance industry has been deemed essential in the U.S., the pandemic and measures to contain it have caused disruptions in the real estate market and in the Company's business operations. While the Company continues to close transactions on a daily basis, as it works through a pipeline of business from the first quarter, orders opened in the second quarter are expected to be lower. There is near-term uncertainty regarding future real estate market transaction volumes and the impacts to the Company's results of operations. To the extent that the COVID-19 pandemic continues or worsens, it could adversely impact the Company's future operational and financial performance, which may include impairments of the Company's goodwill, investments and other long-lived assets. The Company is currently unable to determine the effects the COVID-19 pandemic will have on the Company's financial statements or results of operations.

NOTE 2

Revenues. The Company's operating revenues, summarized by type, are as follows:

	Three Months Ended March 31,
	2020	2019
	($000 omitted)
Title insurance premiums:
Direct	138,283	111,918
Agency	242,030	214,863
Escrow fees	33,086	25,293
Search, abstract and valuation services	16,077	22,939
Other revenues	16,298	15,379
	445,774	390,392

NOTE 3

Investments in debt and equity securities. The total fair values of the Company's investments in debt and equity securities are as follows:

	March 31, 2020	December 31, 2019
	($000 omitted)
Investments in:
Debt securities	584,153	605,721
Equity securities	28,250	39,318
	612,403	645,039

As of March 31, 2020 and December 31, 2019, the net unrealized investment (losses) gains relating to investments in equity securities held were $(3.8) million and $6.9 million, respectively (refer to Note 5).

The amortized costs and fair values of investments in debt securities are as follows:

	March 31, 2020		December 31, 2019
	Amortized costs	Fair values	Amortized costs	Fair values
	($000 omitted)
Municipal	48,780	50,348	52,176	53,823
Corporate	300,203	302,527	299,074	309,142
Foreign	218,918	224,681	234,734	236,073
U.S. Treasury Bonds	6,547	6,597	6,664	6,683
	574,448	584,153	592,648	605,721

Foreign debt securities consist of Canadian government and corporate bonds, United Kingdom treasury and corporate bonds, and Mexican government bonds.

Gross unrealized gains and losses on investments in debt securities are as follows:

	March 31, 2020		December 31, 2019
	Gains	Losses	Gains	Losses
	($000 omitted)
Municipal	1,570	2	1,649	2
Corporate	6,203	3,879	10,091	23
Foreign	6,407	644	2,362	1,023
U.S. Treasury Bonds	91	41	60	41
	14,271	4,566	14,162	1,089

Debt securities as of March 31, 2020 mature, according to their contractual terms, as follows (actual maturities may differ due to call or prepayment rights):

	Amortized costs	Fair values
	($000 omitted)
In one year or less	77,995	78,047
After one year through five years	303,007	307,426
After five years through ten years	160,301	166,107
After ten years	33,145	32,573
	574,448	584,153

Gross unrealized losses on investments in debt securities and the fair values of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2020, were:

	Less than 12 months		More than 12 months		Total
	Losses	Fair values	Losses	Fair values	Losses	Fair values
	($000 omitted)
Municipal	2	52	—	—	2	52
Corporate	3,879	103,187	—	—	3,879	103,187
Foreign	584	31,671	60	4,224	644	35,895
U.S. Treasury Bonds	—	—	41	2,105	41	2,105
	4,465	134,910	101	6,329	4,566	141,239

The number of specific debt investment holdings held in an unrealized loss position as of March 31, 2020 was 86. Of these securities, 9 were in unrealized loss positions for more than 12 months. During 2020, the overall gross unrealized losses on debt securities increased from the prior year-end due to lower investment fair values primarily resulting from increased credit spreads, partially offset by the effect of lower interest rates. Since the Company does not intend to sell and will more likely than not maintain each investment security until its maturity or anticipated recovery, and no significant credit risk is deemed to exist, these investments are not considered as other-than-temporarily impaired. The Company believes its investment portfolio is diversified and expects no material loss to result from the failure to perform by issuers of the debt securities it holds. Investments made by the Company are not collateralized.

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

As of March 31, 2020, financial instruments measured at fair value on a recurring basis are summarized below:

	Level 1	Level 2	Fair value measurements
	($000 omitted)
Investments in securities:
Debt securities:
Municipal	—	50,348	50,348
Corporate	—	302,527	302,527
Foreign	—	224,681	224,681
U.S. Treasury Bonds	—	6,597	6,597
Equity securities	28,250	—	28,250
	28,250	584,153	612,403

As of December 31, 2019, financial instruments measured at fair value on a recurring basis are summarized below:

	Level 1	Level 2	Fair value measurements
	($000 omitted)
Investments in securities:
Debt securities:
Municipal	—	53,823	53,823
Corporate	—	309,142	309,142
Foreign	—	236,073	236,073
U.S. Treasury Bonds	—	6,683	6,683
Equity securities	39,318	—	39,318
	39,318	605,721	645,039

As of March 31, 2020, Level 1 financial instruments consist of equity securities. Level 2 financial instruments consist of municipal, governmental, and corporate bonds, both U.S. and foreign. In accordance with the Company’s policies and guidelines which incorporate relevant statutory requirements, the Company’s third-party registered investment manager invests only in securities rated as investment grade or higher by the major rating services, where observable valuation inputs are significant. The fair value of the Company's investments in debt and equity securities is primarily determined using a third-party pricing service provider. The third-party pricing service provider calculates the fair values using both market approach and model valuation methods, as well as pricing information obtained from brokers, dealers and custodians. Management ensures the reasonableness of the third-party service valuations by comparing them with pricing information from the Company's investment manager.

NOTE 5

Net realized and unrealized (losses) gains. Realized and unrealized gains and losses are detailed as follows:

	Three Months Ended March 31,
	2020	2019
	($000 omitted)
Investment and other gains	153	162
Investment and other losses	(690)	(305)
Net unrealized investment (losses) gains recognized on equity securities still held at March 31	(10,554)	3,546
	(11,091)	3,403

Investment gains and losses recognized during the periods ended March 31, 2020 and 2019 related to investments in equity securities are as follows:

	Three Months Ended March 31,
	2020	2019
	($000 omitted)
Net investment (losses) gains recognized on equity securities during the period	(11,061)	3,657
Less: Net realized (losses) gains on equity securities sold during the period	(507)	111
Net unrealized investment (losses) gains recognized on equity securities still held at March 31	(10,554)	3,546

Proceeds from sales of investments in securities are as follows:

	Three Months Ended March 31,
	2020	2019
	($000 omitted)
Proceeds from sales of debt securities	11,503	6,318
Proceeds from sales of equity securities	293	640
Total proceeds from sales of investments in securities	11,796	6,958

NOTE 6

Estimated title losses. A summary of estimated title losses for the three months ended March 31 is as follows:

	2020	2019
	($000 omitted)
Balances at January 1	459,053	461,560
Provisions:
Current year	18,521	15,526
Previous policy years	111	160
Total provisions	18,632	15,686
Payments, net of recoveries:
Current year	(2,214)	(2,695)
Previous policy years	(19,227)	(20,772)
Total payments, net of recoveries	(21,441)	(23,467)
Effects of changes in foreign currency exchange rates	(8,662)	296
Balances at March 31	447,582	454,075
Loss ratios as a percentage of title operating revenues:
Current year provisions	4.2%	4.1%
Total provisions	4.2%	4.2%

Provisions in 2020 increased compared to 2019 primarily as a result of increased title revenues. Claim payments in 2020 decreased primarily due to lower payments of large claims compared to 2019, while the 2020 reduction effect relating to foreign currency exchange rate changes were primarily influenced by the depreciation of the Canadian dollar against the U.S. dollar during the three months ended March 31, 2020.

NOTE 7

Share-based payments. Prior to 2020, the Company granted time-based and performance-based restricted stock units to executives and senior management employees. Each restricted stock unit represents a contractual right to receive a share of the Company's common stock. The time-based units vest on each of the first three anniversaries of the grant date, while the performance-based units vest upon achievement of certain financial objectives over a period of approximately three years. During the first quarter 2020, the Company granted time-based restricted stock units and nonqualified stock options, in lieu of performance-based restricted stock units. The stock options vest and may be exercised at a strike price of $39.76 on each of the first three anniversaries of the grant date at a rate of 20%, 30% and 50%, chronologically, and expire 10 years after the grant date.

Awards are made pursuant to the Company’s employee incentive compensation plans and the compensation expense associated with the awards is recognized over the corresponding vesting period. The aggregate grant-date fair values of restricted stock unit and stock option awards during the first three months of 2020 were $2.4 million (60,000 units with an average grant price per unit of $39.76) and $3.4 million (650,000 options with an average grant price per option of $5.32), respectively. During the first three months of 2019, the aggregate grant-date fair value of restricted stock unit awards was $3.7 million (87,000 units with an average grant price per unit of $43.06).

NOTE 8

Earnings per share. Basic earnings per share (EPS) attributable to Stewart is calculated by dividing net income attributable to Stewart by the weighted-average number of shares of Common Stock outstanding during the reporting periods. Outstanding shares of Common Stock granted to employees that are not yet vested (restricted shares) are excluded from the calculation of the weighted-average number of shares outstanding for calculating basic EPS. To calculate diluted EPS, the number of shares is adjusted to include the number of additional shares that would have been outstanding if restricted shares and units were vested and stock options were exercised. In periods of loss, dilutive shares are excluded from the calculation of the diluted EPS and diluted EPS is computed in the same manner as basic EPS.

The calculation of the basic and diluted EPS is as follows:

	Three Months Ended March 31,
	2020	2019
	($000 omitted, except per share)
Numerator:
Net income (loss) attributable to Stewart	5,177	(6,766)

Denominator (000):
Basic average shares outstanding	23,638	23,595
Average number of dilutive shares relating to grants of restricted shares and units	111	—
Diluted average shares outstanding	23,749	23,595

Basic earnings (loss) per share attributable to Stewart	0.22	(0.29)

Diluted earnings (loss) per share attributable to Stewart	0.22	(0.29)

NOTE 9

Contingent liabilities and commitments. In the ordinary course of business, the Company guarantees the third-party indebtedness of certain of its consolidated subsidiaries. As of March 31, 2020, the maximum potential future payments on the guarantees are not more than the related notes payable recorded in the condensed consolidated balance sheets. The Company also guarantees the indebtedness related to lease obligations of certain of its consolidated subsidiaries. The maximum future obligations arising from these lease-related guarantees are not more than the Company’s future lease obligations, as presented on the condensed consolidated balance sheets, plus lease operating expenses. As of March 31, 2020, the Company also had unused letters of credit aggregating $5.2 million related to workers’ compensation and other insurance. The Company does not expect to make any payments on these guarantees.

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

Additionally, the Company receives from time to time various inquiries from governmental regulators concerning practices in the insurance industry. Many of these practices do not concern title insurance. To the extent the Company is in receipt of such inquiries, it believes that it has adequately reserved for these matters and does not anticipate that the outcome of these inquiries will materially affect its consolidated financial condition or results of operations.

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

Selected statement of operations information related to these segments is as follows:

	Three Months Ended March 31,
	2020	2019
	($000 omitted)
Title segment:
Revenues	434,440	384,437
Depreciation and amortization	3,821	5,153
Income (loss) before taxes and noncontrolling interest	14,836	(379)

Ancillary services and corporate segment:
Revenues	5,461	14,082
Depreciation and amortization	410	837
Loss before taxes and noncontrolling interest	(5,566)	(6,847)

Consolidated Stewart:
Revenues	439,901	398,519
Depreciation and amortization	4,231	5,990
Income (loss) before taxes and noncontrolling interest	9,270	(7,226)

The Company does not provide asset information by reportable operating segment as it does not routinely evaluate the asset position by segment.

Revenues generated in the United States and all international operations are as follows:

	Three Months Ended March 31,
	2020	2019
	($000 omitted)
United States	414,128	376,482
International	25,773	22,037
	439,901	398,519

NOTE 12
Other comprehensive (loss) income. Changes in the balances of each component of other comprehensive (loss) income and the related tax effects are as follows:

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount
	($000 omitted)
Net unrealized gains and losses on investments:
Change in net unrealized gains and losses on investments	(3,267)	(687)	(2,580)	11,406	2,395	9,011
Reclassification adjustment for realized gains and losses on investments	(101)	(21)	(80)	205	43	162
	(3,368)	(708)	(2,660)	11,611	2,438	9,173
Foreign currency translation adjustments	(13,659)	(2,217)	(11,442)	5,548	960	4,588
Other comprehensive (loss) income	(17,027)	(2,925)	(14,102)	17,159	3,398	13,761

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S OVERVIEW

COVID-19 pandemic. In March 2020, a global pandemic escalated relating to a novel strain of coronavirus (COVID-19), which resulted in a slowdown in the global economy and a U.S. declaration of a national emergency. In response to the pandemic, health and governmental bodies, including the state of Texas where we are headquartered, have issued travel restrictions, quarantine orders, temporary closures of non-essential businesses and other restrictive measures. In response to the pandemic, we deployed our business continuity plan during the second week of March and continue to take appropriate measures, along with health guidance from industry and governmental bodies, to ensure the safety of all our employees and customers. Within the U.S., our business has been designated as an essential business which allows us to continue underwriting and closing real estate transactions for our residential and commercial customers. We utilize our digital capabilities, including remote online notarization (RON), remote ink notarization (RIN), electronic signature platforms, virtual underwriting, and mobile earnest money transfer tools to aid our employees in keeping the real estate market open and operating in this very challenging time.

During the three months ended March 31, 2020, the COVID-19 pandemic did not have a significant impact on our operations as we delivered one of Stewart's strongest first quarter performances in its history. However, we expect the second and third quarters will be challenging for our residential and commercial businesses. While we continue to close transactions on a daily basis, as we work through a pipeline of business from the first quarter, new orders opened so far in the second quarter are lower than orders opened in March 2020. This volume decline is consistent with expectations for the industry as unemployment rates rise, lending standards tighten and capital is constrained. Orders we received during the first three weeks of April 2020 are slightly higher compared to the same period in 2019. However, there are wide-ranging projections of real estate transaction volumes over the next several quarters which is creating near-term uncertainty for our business and the real estate market.

We will continue to proactively manage our business through this crisis with the help of our exceptional employees and support of our customers. We have significant cash and investment balances in excess of statutory reserves, borrowing capability on our line of credit and a strong balance sheet. We are confident we have the financial strength to work through this challenging period.

First quarter 2020 overview. We reported net income attributable to Stewart of $5.2 million ($0.22 per diluted share) for the first quarter 2020, compared to a net loss attributable to Stewart of $6.8 million ($0.29 per diluted share) for the first quarter 2019. Pretax income before noncontrolling interests for the first quarter 2020 was $9.3 million compared to a pretax loss before noncontrolling interests of $7.2 million for the first quarter 2019.

First quarter 2020 results included $10.6 million of net unrealized losses recorded in the title segment relating to changes in fair value of equity securities investments.

First quarter 2019 results included the following pretax items:

•	$3.5 million of net unrealized gains recorded in the title segment relating to changes in fair value of equity securities investments,

•
$2.0 million of third-party advisory expenses related to the terminated Fidelity National Financial (FNF) merger transaction included in other operating expenses within the ancillary services and corporate segment,

•	$0.8 million of litigation expense related to a 2013 lender services acquisition included in other operating expenses within the ancillary services and corporate segment, and

•	$0.7 million of office closure costs included in other operating expenses within the title segment.

Summary results of the title segment are as follows ($ in millions, except pretax margin):

	For the Three Months Ended March 31,
	2020	2019	% Change

Operating revenues	440.3	376.1	17%
Investment income	5.2	4.7	10%
Net realized and unrealized (losses) gains	(11.1)	3.6	(408)%
Pretax income (loss)	14.8	(0.4)
Pretax margin	3.4%	(0.1)%

Title operating revenues in the first quarter 2020 increased $64.2 million, or 17%, compared to the prior year quarter, direct title revenues increased $37.0 million, or 23%, and gross independent agency revenues increased $27.2 million, or 13%. The higher investment income was due to increased interest income primarily resulting from the higher average cash and cash equivalents balances in the first quarter 2020 versus the prior year quarter. The title segment’s net realized and unrealized losses and gains were primarily due to $10.6 million of net unrealized losses and $3.5 million of net unrealized gains relating to changes to the fair value of equity securities investments during the first quarters 2020 and 2019, respectively.

With higher title operating revenues, the title segment’s overall operating expenses increased $34.8 million, or 9%, in the first quarter 2020 compared to the first quarter 2019, primarily driven by a 13% higher agency retention expense and a 5% increase in combined employee costs and other operating expenses. Our average independent agency remittance rate in the first quarter 2020 was slightly lower at 17.6%, compared to 17.9% in the first quarter 2019. Title loss expense increased 19% in the first quarter 2020; while as a percentage of title revenues, the title loss expense in the first quarter 2020 was 4.2%, which was comparable to the prior year quarter.

Excluding the net realized and unrealized losses and gains, and other non-operating expenses discussed above, the title segment’s first quarter 2020 pretax income would have been $25.9 million (5.8% margin), compared to a pretax loss of $3.3 million (negative 0.9% margin) in the first quarter 2019.

Direct title revenues increased primarily due to a large number of closed orders during the first quarter 2020 compared to the prior year quarter (refer to Results of Operations - Title Revenues section). First quarter 2020 non-commercial domestic revenues improved as total purchase and refinancing closed orders increased from the prior year quarter, primarily influenced by the lower interest rate environment. Domestic commercial revenues also benefited from 4% higher commercial closed orders in the first quarter versus the first quarter 2019. Domestic commercial fee per file in the first quarter 2020 was approximately $11,400, an 18% increase versus the first quarter 2019; while domestic residential fee per file was approximately $2,000, an 11% decrease from last year’s quarter, primarily resulting from a higher mix of refinancing to purchase transactions. Total international title revenues increased $4.0 million, or 20%, primarily driven by increased volumes in our Canada and United Kingdom operations.

Summary results of the ancillary services and corporate segment are as follows ($ in millions):

	For the Three Months Ended March 31,
	2020	2019	% Change

Operating revenues	5.5	14.3	(62)%
Pretax loss	(5.6)	(6.8)	19%

Segment operating revenues declined in the first quarter 2020 versus the prior year’s quarter, primarily driven by lower revenues from the search services business due to significantly lower orders from several customers. The segment’s results for the first quarter 2020 and 2019 included approximately $5.1 million and $5.5 million, respectively, of net expenses attributable to parent company and corporate operations.

CRITICAL ACCOUNTING ESTIMATES

The preparation of the Company’s condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures surrounding contingencies and commitments.

Actual results can differ from our accounting estimates. While we do not anticipate significant changes in our estimates, there is a risk that such changes could have a material impact on our consolidated financial condition or results of operations for future periods. During the three months ended March 31, 2020, we made no material changes to our critical accounting estimates as previously disclosed in Management’s Discussion and Analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

Factors affecting revenues. The principal factors that contribute to changes in operating revenues for our title and ancillary services and corporate segments include:

•	mortgage interest rates;

•	availability of mortgage loans;

•	number and average value of mortgage loan originations;

•	ability of potential purchasers to qualify for loans;

•	inventory of existing homes available for sale;

•	ratio of purchase transactions compared with refinance transactions;

•	ratio of closed orders to open orders;

•	home prices;

•	consumer confidence, including employment trends;

•	demand by buyers;

•	number of households;

•	premium rates;

•	foreign currency exchange rates;

•	market share;

•	ability to attract and retain highly productive sales associates;

•	departure of revenue-attached employees;

•	independent agency remittance rates;

•	opening of new offices and acquisitions;

•	office closures;

•	number and value of commercial transactions, which typically yield higher premiums;

•	government or regulatory initiatives, including tax incentives and the implementation of the new integrated disclosure requirements;

•	acquisitions or divestitures of businesses;

•	volume of distressed property transactions;

•	seasonality and/or weather; and

•	outbreaks of disease, including COVID-19 pandemic, and related quarantine orders and restrictions on travel, trade and business operations.

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

RESULTS OF OPERATIONS

Comparisons of our results of operations for the three months ended March 31, 2020 with the three months ended March 31, 2019 are set forth below. Factors contributing to fluctuations in the results of operations are presented in the order of their monetary significance, and we have quantified, when necessary, significant changes. Segment results are included in the discussions and, when relevant, are discussed separately.

Our statements on home sales and loan activity are based on published industry data from sources including Fannie Mae, the National Association of Realtors® (NAR) and the U.S. Census Bureau. We also use information from our direct operations.

Operating environment. Actual existing home sales in the first quarter 2020 improved approximately 7% from the first quarter 2019. On seasonally-adjusted basis, March 2020 existing home sales totaled 415,000, which improved approximately 1% from a year ago, but declined 9% from February 2020. March 2020 median and average home prices increased approximately 8% and 6%, respectively, compared to March 2019 prices. March 2020 housing starts increased 1% from a year ago, but declined 22% compared to February 2020. Newly issued building permits in March 2020 were up 5% from a year ago, but decreased 7% sequentially from February 2020. March 2020 declines from February 2020 are primarily attributed to the effect of the COVID-19 pandemic.

As reported by Fannie Mae, one-to-four family mortgage originations improved 85% to $618 billion in the first quarter 2020 from $334 billion in the first quarter 2019, primarily driven by a $251 billion, or 235%, increase in refinancing originations. Purchase originations also increased by $34 billion, or 15%, from the prior year quarter.
However, the housing market is expected to slow down for the rest of 2020 as a result of increased consumer caution and financial uncertainty stemming primarily from the COVID-19 pandemic. Fannie Mae expects total home sales and mortgage originations for the second through fourth quarters 2020 to decline by 22% and 3%, respectively, compared to the same period in 2019. For the rest of the year, total purchase originations are forecasted to decline by 20%, partially offset by a 16% improvement in refinancing originations. The 30-year mortgage interest rate is expected to trend lower in 2020, averaging approximately 3.3% for the year, compared to the 2019 average of 3.9%.

Title revenues. Direct title revenue information is presented below:

	Three Months Ended March 31,
	2020	2019	% Change
	($ in millions)
Non-commercial
Domestic	132.8	107.4	24%
International	19.1	15.6	22%
	151.9	123.0	23%
Commercial:
Domestic	41.4	33.7	23%
International	5.0	4.5	11%
	46.4	38.2	21%
Total direct title revenues	198.3	161.2	23%
% of direct title revenues over total title revenues	45%	43%

Revenues from direct title operations, which include residential, commercial, international and centralized title services transactions, increased $37.0 million, or 23%, in the first quarter 2020, primarily due to improved closed orders compared to the first quarter 2019. Residential revenues increased $19.9 million, or 19%, while revenues from centralized title operations (which primarily process refinancing orders) increased $5.5 million, or 115%, in the first quarter 2020 compared to the same period in 2019. The increased orders were largely influenced by the rise in refinancing transactions during the first quarter 2020 compared to the prior year quarter. Domestic residential fee per file for the first quarter 2020 was approximately $2,000, which was an 11% decrease from the prior year quarter primarily resulting from a higher mix of refinancing to purchase transactions in the first quarter 2020.
Our direct operations include local offices and international operations, and we generate commercial revenues both domestically and internationally. U.S. commercial revenues improved $7.7 million, primarily due to a 4% increase in commercial transactions and 18% higher domestic commercial fee per file in the first quarter 2020 compared to the first quarter 2019. First quarter 2020 domestic commercial fee per file was approximately $11,400 compared to $9,600 in the prior year quarter. Total international revenues increased $4.0 million, or 20%, in the first quarter 2020 compared to last year's quarter, primarily as a result of higher volumes from our Canada and United Kingdom operations.

Orders information for the three months ended March 31 is as follows:

	2020	2019	Change	% Change
Opened Orders:
Commercial	4,153	4,298	(145)	(3)%
Purchase	53,636	53,547	89	—%
Refinance	64,189	23,184	41,005	177%
Other	730	1,591	(861)	(54)%
Total	122,708	82,620	40,088	49%

Closed Orders:
Commercial	3,628	3,504	124	4%
Purchase	33,715	33,318	397	1%
Refinance	31,746	13,243	18,503	140%
Other	444	996	(552)	(55)%
Total	69,533	51,061	18,472	36%

Gross revenues from independent agency operations increased $27.2 million, or 13%, in the first quarter 2020 compared to last year’s quarter, consistent with the market trends and the continued return of agents after the FNF merger termination. Agency revenues, net of retention, increased $4.3 million, or 11%, in the first quarter 2020 versus the first quarter 2019, in line with the gross agency revenue improvement accompanied by comparable average agency remittance rates. Refer further to the "Retention by agencies" discussion under Expenses below.

Ancillary services revenues. Ancillary services operating revenues decreased $8.8 million, or 62%, in the first quarter 2020 compared to the prior year quarter, primarily driven by lower revenues from the search services business due to significantly lower orders from several customers.

Investment income. Investment income during the first quarter 2020 increased $0.5 million, or 10%, due to increased interest income primarily resulting from the higher average cash and cash equivalents balances compared to the first quarter 2019.

Net realized and unrealized (losses) gains. Net realized and unrealized (losses) gains for the first quarters 2020 and 2019, were primarily driven by $10.6 million of net unrealized losses and $3.5 million of net unrealized gains, respectively, related to the fair value changes of equity securities investments.

Expenses. An analysis of expenses is shown below:

	Three Months Ended March 31,
	2020	2019	% Change
	($ in millions)

Amounts retained by agencies	199.4	176.5	13%
As a % of agency revenues	82.4%	82.1%
Employee costs	135.7	129.3	5%
As a % of operating revenues	30.4%	33.1%
Other operating expenses	71.9	77.2	(7)%
As a % of operating revenues	16.1%	19.8%
Title losses and related claims	18.6	15.7	18%
As a % of title revenues	4.2%	4.2%

Retention by agencies. Amounts retained by title agencies are based on agreements between agencies and our title underwriters. Amounts retained by independent agencies, as a percentage of revenues generated by them, averaged 82.4% and 82.1% in the first quarters 2020 and 2019, respectively. The average retention percentage may vary from period to period due to the geographical mix of agency operations, the volume of title revenues and, in some states, laws or regulations. Due to the variety of such laws or regulations, as well as competitive factors, the average retention rate can differ significantly from state to state. In addition, a high proportion of our independent agencies are in states with retention rates greater than 80%. We continue to focus on increasing profit margins in every state, increasing premium revenue in states where remittance rates are above 20%, and maintaining the quality of our agency network, which we believe to be the industry’s best, in order to mitigate claims risk and drive consistent future performance. While market share is important in our agency operations channel, it is not as important as margins, risk mitigation and profitability.

Employee costs. Consolidated employee costs increased $6.4 million, or 5%, in the first quarter 2020 compared to the first quarter 2019. Employee costs in the title segment increased $7.6 million, or 6%, primarily due increased incentive compensation related to increased transaction volumes, while employee costs in the ancillary services and corporate segments decreased $1.2 million, or 19%, primarily due to lower average employee counts. As a percentage of total operating revenues, consolidated employee costs improved to 30.4% in the first quarter 2020, compared to 33.1% in the first quarter 2019, which was influenced by our continued focus on managing operating costs.

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

Consolidated other operating expenses decreased $5.3 million, or 7%, in the first quarter 2020 compared to the first quarter 2019. During the first quarter 2019, we incurred $2.0 million of third-party advisory expenses recorded in the ancillary services and corporate segment related to the terminated FNF merger transaction, $0.8 million of litigation expense related to a prior year lender services acquisition recorded in the ancillary services and corporate segment, and $0.7 million of office closure costs included within the title segment. Excluding these non-operating expenses, other operating expenses, as a percentage of operating revenues, were 16.1% in the first quarter 2020 compared to 18.9% in the prior year quarter.

Costs that follow, to varying degrees, changes in transaction volumes and revenues decreased $0.8 million, or 3%, in the first quarter 2020 compared to the first quarter 2019, primarily due to reduced outside title search fees resulting from lower volumes in the ancillary services business. Excluding the non-operating expenses above, costs that are fixed in nature in the first quarter 2020 were comparable to the prior year quarter, while costs that fluctuate independently of revenues decreased $0.7 million, or 8%, in the first quarter 2020 compared to the prior year quarter, primarily due to decreased marketing and general supplies expenses.

Title losses. Provisions for title losses, as a percentage of title operating revenues, were 4.2% for both the first quarters 2020 and 2019. Title losses increased $2.9 million, or 19%, in the first quarter 2020 compared to the first quarter 2020, consistent with increased title revenues. The title loss ratio in any given quarter can be significantly influenced by changes in new large claims incurred, escrow losses and adjustments to reserves for existing large claims. Cash claim payments decreased $2.0 million, or 9%, in the first quarter 2020 compared to the prior year quarter, primarily due to lower payments on large claims relating to prior policy years. We continue to manage and resolve large claims prudently and in keeping with our commitments to our policyholders.

The composition of title policy loss expense is as follows:

	Three Months Ended March 31,
	2020	2019
	($ in millions)
Provisions – known claims:
Current year	1.3	1.9
Prior policy years	12.6	17.3
	13.9	19.2
Provisions – IBNR
Current year	17.2	13.6
Prior policy years	0.1	0.2
	17.3	13.8
Transferred from IBNR to known claims	(12.6)	(17.3)
Total provisions	18.6	15.7

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

Known claims provisions decreased $5.3 million, or 28%, in the first quarter 2020 compared to the last year's quarter, primarily as a result of decreased dollar amounts of claims reported relating to prior policy years. Current year IBNR provisions in the first quarter 2020 increased $3.6 million, or 27%, compared to the first quarter 2019, primarily due to increased title premiums. As a percentage of title operating revenues, provisions - IBNR for the current policy year were 3.9% and 3.6% in the first quarters 2020 and 2019, respectively.

In addition to title policy claims, we incur losses in our direct operations from escrow, closing and disbursement functions. These escrow losses typically relate to errors or other miscalculations of amounts to be paid at closing, including timing or amount of a mortgage payoff, payment of property or other taxes and payment of homeowners’ association fees. Escrow losses also arise in cases of fraud, and in those cases, the title insurer incurs the loss under its obligation to ensure that an unencumbered title is conveyed. Escrow losses are recognized as expense when discovered or when contingencies associated with them (such as litigation) are resolved and are typically paid less than 12 months after the loss is recognized. During both the first quarters 2020 and 2019, we recorded approximately $0.6 million of policy loss reserves relating to escrow losses arising from fraud.

Total title policy loss reserve balances are as follows:

	March 31, 2020	December 31, 2019
	($ in millions)
Known claims	60.2	67.8
IBNR	387.4	391.3
Total estimated title losses	447.6	459.1

Title claims are generally incurred within the first six years after policy issuance and the timing of payments on these claims can significantly impact the balance of known claims, since claims, in many cases, may be open for several years before resolution and payment occur. As a result, the estimate of the ultimate amount to be paid on any claim may be modified over that time period. Due to the inherent uncertainty in predicting future title policy losses, significant judgment is required by both our management and our third party actuaries in estimating reserves. As a consequence, our ultimate liability may be materially greater or less than current reserves and/or our third party actuary’s calculated estimates.

Depreciation and amortization. Depreciation and amortization expenses during the first quarter 2020 decreased $1.8 million, or 29%, compared to the prior year quarter, primarily due to certain information technology assets which became fully depreciated or were written off during 2019.

Income taxes. Our effective tax rates for both the first quarters 2020 and 2019, based on income (loss) before taxes and after deducting income attributable to noncontrolling interests, were 27%. Additionally, on March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, allows additional carryback opportunities for net operating losses and modifies the depreciable life for tax purposes of qualified improvement property (QIP) from 39 years to 15 years, making QIP eligible for bonus depreciation that can be retroactively applied to the 2018 tax year. We are in the process of evaluating the impact of these changes to the consolidated financial statements but do not expect a material impact to the consolidated income statement.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources reflect our ability to generate cash flow to meet our obligations to shareholders, customers (payments to satisfy claims on title policies), vendors, employees, lenders and others. As of March 31, 2020, our cash and investments, including amounts reserved pursuant to statutory requirements, aggregated $925.2 million ($409.5 million, net of statutory reserves on cash and investments). Of our total cash and investments at March 31, 2020, $653.5 million ($342.2 million, net of statutory reserves) was held in the United States (U.S.) and the rest internationally, principally in Canada.

Cash held at the parent company totaled $54.2 million at March 31, 2020. As a holding company, the parent company is funded principally by cash from its subsidiaries in the form of dividends, operating and other administrative expense reimbursements and pursuant to intercompany tax sharing agreements. The expense reimbursements are paid in accordance with management agreements, approved by the Texas Department of Insurance (TDI), among us and our subsidiaries. In addition to funding operating expenses, cash held at the parent company is used for dividend payments to common stockholders and for stock repurchases, if any. To the extent such uses exceed cash available, the parent company is dependent on distributions from its regulated title insurance underwriter, Stewart Title Guaranty Company (Guaranty).

A substantial majority of our consolidated cash and investments as of March 31, 2020 was held by Guaranty and its subsidiaries. The use and investment of these funds, dividends to the parent company, and cash transfers between Guaranty and its subsidiaries and the parent company are subject to certain legal and regulatory restrictions. In general, Guaranty may use its cash and investments in excess of its legally-mandated statutory premium reserve (established in accordance with requirements under Texas law) to fund its insurance operations, including claims payments. Guaranty may also, subject to certain limitations, provide funds to its subsidiaries (whose operations consist principally of field title offices and ancillary services operations) for their operating and debt service needs.

We maintain investments in accordance with certain statutory requirements for the funding of statutory premium reserves. Statutory reserve funds are required to be fully funded and invested in high-quality securities and short-term investments. Statutory reserve funds are not available for current claim payments, which must be funded from current operating cash flow. Included in investments in debt and equity securities are statutory reserve funds of approximately $497.5 million and $483.4 million at March 31, 2020 and December 31, 2019, respectively. In addition, included within cash and cash equivalents are statutory reserve funds of approximately $18.3 million and $39.7 million at March 31, 2020 and December 31, 2019, respectively. As of March 31, 2020, our known claims reserve totaled $60.2 million and our estimate of claims that may be reported in the future, under generally accepted accounting principles, totaled $387.4 million. In addition to this, we had cash and investments (excluding equity method investments) of $269.6 million, which are available for underwriter operations, including claims payments.

The ability of Guaranty to pay dividends to its parent is governed by Texas insurance law. The TDI must be notified of any dividend declared, and any dividend in excess of the statutory maximum of 20% of surplus (approximately $115.0 million as of December 31, 2019) would be, by regulation, considered extraordinary and subject to pre-approval by the TDI. Also, the Texas Insurance Commissioner may raise an objection to a planned distribution during the notification period. Guaranty’s actual ability or intent to pay dividends to its parent may be constrained by business and regulatory considerations, such as the impact of dividends on surplus and liquidity, which could affect its ratings and competitive position, the amount of insurance it can write and its ability to pay future dividends. During the three months ended March 31, 2020, Guaranty paid a dividend of $30.0 million to its parent.

As the parent company conducts no operations apart from its wholly-owned subsidiaries, the discussion below focuses on consolidated cash flows.

	Three Months Ended March 31,
	2020	2019
	($ in millions)
Net cash used by operating activities	(11.4)	(39.9)
Net cash (used) provided by investing activities	(3.3)	24.6
Net cash used by financing activities	(18.8)	(13.6)

Operating activities. Our principal sources of cash from operations are premiums on title policies and revenue from title service-related transactions, ancillary services and other operations. Our independent agencies remit cash to us net of their contractual retention. Our principal cash expenditures for operations are employee costs, operating costs and title claims payments.

Net cash used by operations in the first three months of 2020 improved to $11.4 million, compared to net cash used of $39.9 million in the first three months of 2019, primarily due to the net income generated in 2020 compared to the net loss results in 2019, higher collections on accounts receivables, and lower claim payments, partially offset by higher payments on accrued liabilities. Although our business is labor intensive, we are focused on a cost-effective, scalable business model which includes utilization of technology, centralized back and middle office functions and business process outsourcing. We are continuing our emphasis on cost management, especially in light of the current economic environment due to the COVID-19 pandemic, specifically focusing on lowering unit costs of production and improving operating margins in our direct title and ancillary services businesses. Our plans to improve margins include additional automation of manual processes, and further consolidation of our various systems and production operations. We are currently investing in the technology necessary to accomplish these goals.

Investing activities. Cash used and provided by investing activities is primarily driven by proceeds from matured and sold investments, purchases of investments, capital expenditures and acquisition of title offices. During the first three months of 2020, total proceeds from securities investments sold and matured were $30.6 million, compared to $27.1 million during the same period in 2019. Cash used for purchases of securities investments was $30.7 million during the first three months of 2020, compared to $0.6 million during the same period in 2019.

During the first three months of 2020 and 2019, we used $4.8 million and $2.7 million, respectively, of cash for purchases of property and equipment, while we used $1.4 million of cash for acquisitions of title offices during the first three months of 2020. We maintain investment in capital expenditures at a level that enables us to implement technologies for increasing our operational and back-office efficiencies and to pursue growth in key markets.

Financing activities and capital resources. Total debt and stockholders’ equity were $102.6 million and $737.1 million, respectively, as of March 31, 2020. Payments on notes payable during the first three months of 2020 and 2019 of $7.7 million and $6.6 million, respectively, and notes payable additions of $0.2 million and $4.5 million, respectively, were related to short-term loan agreements in connection with our Section 1031 tax-deferred property exchange (Section 1031) business. At March 31, 2020, the outstanding balance of our line of credit facility was $98.9 million, while the available balance of the line of credit was $48.6 million, net of an unused $2.5 million letter of credit. At March 31, 2020, our debt-to-equity ratio, excluding our Section 1031 notes, was approximately 13.9%, below the 20% we have set as our unofficial internal limit on leverage.

During each of the first three months of 2020 and 2019, we paid total dividends of $7.1 million or $0.30 per common share.

Effect of changes in foreign currency exchange rates. The effect of changes in foreign currency exchange rates on our cash and cash equivalents on the consolidated statements of cash flows was a net decrease of $3.5 million during the first three months of 2020 and a net increase of $1.4 million during the same period in 2019. Our principal foreign operating unit is in Canada, and, on average, the value of the Canadian dollar relative to the U.S. dollar depreciated in 2020 and improved in 2019.

***********
We believe we have sufficient liquidity and capital resources to meet the cash needs of our ongoing operations, including in the current economic and real estate environment created by the COVID-19 pandemic. However, we may determine that additional debt or equity funding is warranted to provide liquidity for achievement of strategic goals or acquisitions or for unforeseen circumstances. Other than scheduled maturities of debt, operating lease payments and anticipated claims payments, we have no material contractual commitments. We expect that cash flows from operations and cash available from our underwriters, subject to regulatory restrictions, will be sufficient to fund our operations, including claims payments. However, to the extent that these funds are not sufficient, we may be required to borrow funds on terms less favorable than we currently have or seek funding from the equity market, which may not be successful or may be on terms that are dilutive to existing stockholders.

Contingent liabilities and commitments. See discussion of contingent liabilities and commitments in Note 9 to the condensed consolidated financial statements included in Item 1 of Part I of this Report.

Other comprehensive (loss) income. Unrealized gains and losses on available-for-sale debt securities investments and changes in foreign currency exchange rates are reported net of deferred taxes in accumulated other comprehensive income (loss), a component of stockholders’ equity, until realized. During the first three months of 2020, net unrealized investment losses of $2.7 million, net of taxes, which increased our other comprehensive loss, were primarily related to a net decrease in the fair values of our overall bond securities investment portfolio mainly driven by increased credit spreads. During the first three months of 2019, net unrealized investment gains of $9.2 million, net of taxes, which increased our other comprehensive income, were primarily related to increases in the fair values of our overall bond securities investment portfolio driven by reduced interest rates and credit spreads.

Changes in foreign currency exchange rates, primarily related to our Canadian and United Kingdom operations, increased our other comprehensive loss, net of taxes, by $11.4 million in the first three months of 2020; while they increased our other comprehensive income, net of taxes, by $4.6 million for the same period in 2019.

Off-balance sheet arrangements. We do not have any material source of liquidity or financing that involves off-balance sheet arrangements, other than our contractual obligations under operating leases. We also routinely hold funds in segregated escrow accounts pending the closing of real estate transactions and have qualified intermediaries in tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code. The Company holds the proceeds from these transactions until a qualifying exchange can occur. In accordance with industry practice, these segregated accounts are not included on the balance sheet. See Note 16 in our Annual Report on Form 10-K for the year ended December 31, 2019.

Forward-looking statements. Certain statements in this report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to future, not past, events and often address our expected future business and financial performance.  These statements often contain words such as "expect," "anticipate," "intend," "plan," "believe," "seek," "will," "foresee" or other similar words. Forward-looking statements by their nature are subject to various risks and uncertainties that could cause our actual results to be materially different than those expressed in the forward-looking statements. These risks and uncertainties include, among other things, the volatility of economic conditions, including the duration and effects of the COVID-19 pandemic; adverse changes in the level of real estate activity; changes in mortgage interest rates, existing and new home sales, and availability of mortgage financing; our ability to respond to and implement technology changes, including the completion of the implementation of our enterprise systems; the impact of unanticipated title losses or the need to strengthen our policy loss reserves; any effect of title losses on our cash flows and financial condition; the ability to attract and retain highly productive sales associates; the impact of vetting our agency operations for quality and profitability; independent agency remittance rates; changes to the participants in the secondary mortgage market and the rate of refinancing that affects the demand for title insurance products; regulatory non-compliance, fraud or defalcations by our title insurance agencies or employees; our ability to timely and cost-effectively respond to significant industry changes and introduce new products and services; the outcome of pending litigation; the impact of changes in governmental and insurance regulations, including any future reductions in the pricing of title insurance products and services; our dependence on our operating subsidiaries as a source of cash flow; our ability to access the equity and debt financing markets when and if needed; our ability to grow our international operations; seasonality and weather; and our ability to respond to the actions of our competitors. These risks and uncertainties, as well as others, are discussed in more detail in our documents filed with the Securities and Exchange Commission, including in Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2019, as updated and supplemented in Part II, Item 1A of this Quarterly Report on Form 10-Q, and as maybe further updated and supplemented from time to time in our future Quarterly Reports on Form 10-Q, and our Current Reports on Form 8-K. All forward-looking statements included in this report are expressly qualified in their entirety by such cautionary statements. We expressly disclaim any obligation to update, amend or clarify any forward-looking statements contained in this report to reflect events or circumstances that may arise after the date hereof, except as may be required by applicable law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes during the quarter ended March 31, 2020 in our investment strategies, types of financial instruments held or the risks associated with such instruments that would materially alter the market risk disclosures made in our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. Our principal executive officer and principal financial officer are responsible for establishing and maintaining disclosure controls and procedures. They evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2020, and have concluded that, as of such date, our disclosure controls and procedures are adequate and effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting during the quarter ended March 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

See discussion of legal proceedings in Note 10 to the condensed consolidated financial statements included in Item 1 of Part I of this Report, which is incorporated by reference into this Part II, Item 1, as well as Item 3. Legal Proceedings, in our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 1A. Risk Factors

Except as stated below, there have been no material changes to our risk factors during the three months ended March 31, 2020 since our Annual Report on Form 10-K for the year ended December 31, 2019.

A widespread health outbreak or pandemic, such as the current COVID-19 pandemic, could adversely impact our business operations

In March 2020, a global pandemic escalated relating to a novel strain of coronavirus (COVID-19), which resulted in decreased economic activity and financial volatility globally. In response to the pandemic, health and governmental bodies have issued travel restrictions, quarantine orders, temporary closures of non-essential businesses, and other restrictive measures. Although the title insurance industry has been deemed essential in the United States, the pandemic and measures to contain it have caused disruptions in the real estate market and on our business operations, which include decrease in volume of orders and other business activity, delay in closing real estate transactions, and decrease in value of investments. Depending on the duration and extent of the disruption caused by COVID-19, as well as the counter-measures enacted by health and governmental bodies and their timing, our future results of operations and financial position could be significantly impacted.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases of our Common Stock during the three months ended March 31, 2020, except for repurchases of approximately 9,900 shares (aggregate purchase price of approximately $0.4 million) related to the statutory income tax withholding on the vesting of restricted share and unit grants to executives and senior management.

Item 5. Other Information

Book value per share. Our book value per share was $30.90 and $31.52 as of March 31, 2020 and December 31, 2019, respectively. As of March 31, 2020, our book value per share was based on approximately $731.8 million of stockholders’ equity attributable to Stewart and 23,679,888 shares of Common Stock outstanding. As of December 31, 2019, our book value per share was based on approximately $747.3 million of stockholders’ equity attributable to Stewart and 23,709,407 shares of Common Stock outstanding.

Item 6. Exhibits

Exhibit

3.1	-	Restated Certificate of Incorporation of the Registrant, dated April 28, 2016 (incorporated by reference in this report from Exhibit 3.1 of the Current Report on Form 8-K filed April 29, 2016)

3.2	-	Third Amended and Restated By-Laws of the Registrant, as of April 27, 2016 (incorporated by reference in this report from Exhibit 3.2 of the Current Report on Form 8-K filed April 28, 2016)

10.1†	-
Voluntary Separation Agreement and Release, dated January 15, 2020, by and between the Registrant and Matthew W. Morris (incorporated by reference in this report from Exhibit 10.6 of the Current Report on Form 10-K filed February 27, 2020)

10.2†	-
Stock Unit Award Agreement, dated February 7, 2020, by and between the Registrant and Frederick H. Eppinger (incorporated by reference in this report from Exhibit 10.7 of the Current Report on Form 10-K filed February 27, 2020)

10.3†	-
Stock Unit Award Agreement, dated February 7, 2020, by and between the Registrant and David C. Hisey (incorporated by reference in this report from Exhibit 10.8 of the Current Report on Form 10-K filed February 27, 2020)

10.4†	-
Stock Unit Award Agreement, dated February 7, 2020, by and between the Registrant and John L. Killea (incorporated by reference in this report from Exhibit 10.9 of the Current Report on Form 10-K filed February 27, 2020)

10.5†	-
Stock Unit Award Agreement, dated February 7, 2020, by and between the Registrant and Steven M. Lessack (incorporated by reference in this report from Exhibit 10.10 of the Current Report on Form 10-K filed February 27, 2020)

10.6†	-
Stock Option Agreement, dated February 7, 2020, by and between the Registrant and Frederick H. Eppinger (incorporated by reference in this report from Exhibit 10.11 of the Current Report on Form 10-K filed February 27, 2020)

10.7†	-
Stock Option Agreement, dated February 7, 2020, by and between the Registrant and David Hisey (incorporated by reference in this report from Exhibit 10.12 of the Current Report on Form 10-K filed February 27, 2020)

10.8†	-
Stock Option Agreement, dated February 7, 2020, by and between the Registrant and John L. Killea (incorporated by reference in this report from Exhibit 10.13 of the Current Report on Form 10-K filed February 27, 2020)

10.9†	-
Stock Option Agreement, dated February 7, 2020, by and between the Registrant and Steven M. Lessack (incorporated by reference in this report from Exhibit 10.14 of the Current Report on Form 10-K filed February 27, 2020)

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

May 4, 2020
Date

Stewart Information Services Corporation
Registrant

By:	/s/ David C. Hisey
David C. Hisey, Chief Financial Officer, Secretary and Treasurer