Form 10-Q
period 2020-06-30
STEWART INFORMATION SERVICES CORP
filed 2020-08-03
CIK 94344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☑
On July 27, 2020, there were 23,700,919 outstanding shares of the issuer's Common Stock.

FORM 10-Q QUARTERLY REPORT
QUARTER ENDED JUNE 30, 2020

As used in this report, “we,” “us,” “our,” "Registrant," the “Company” and “Stewart” mean Stewart Information Services Corporation and our subsidiaries, unless the context indicates otherwise.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	($000 omitted, except per share)
Revenues
Title revenues:
Direct operations	218,214	227,883	416,496	389,130
Agency operations	277,387	230,817	519,417	445,680
Ancillary services	11,155	7,798	16,616	22,080
Operating revenues	506,756	466,498	952,529	856,890
Investment income	4,285	5,155	9,503	9,879
Net realized and unrealized gains (losses)	5,064	422	(6,027)	3,826
	516,105	472,075	956,005	870,595
Expenses
Amounts retained by agencies	228,720	191,091	428,086	367,586
Employee costs	137,528	139,896	273,180	269,151
Other operating expenses	74,613	86,051	146,473	163,207
Title losses and related claims	21,541	18,786	40,172	34,473
Depreciation and amortization	4,061	5,775	8,292	11,764
Interest	622	1,124	1,513	2,288
	467,085	442,723	897,716	848,469
Income before taxes and noncontrolling interests	49,020	29,352	58,289	22,126
Income tax expense	(11,340)	(7,027)	(13,235)	(4,585)
Net income	37,680	22,325	45,054	17,541
Less net income attributable to noncontrolling interests	3,534	3,019	5,731	5,001
Net income attributable to Stewart	34,146	19,306	39,323	12,540

Net income	37,680	22,325	45,054	17,541
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	4,194	2,475	(7,248)	7,063
Change in net unrealized gains and losses on investments	16,715	5,371	14,135	14,382
Reclassification adjustment for realized gains and losses on investments	(21)	50	(101)	212
Other comprehensive income, net of taxes:	20,888	7,896	6,786	21,657
Comprehensive income	58,568	30,221	51,840	39,198
Less net income attributable to noncontrolling interests	3,534	3,019	5,731	5,001
Comprehensive income attributable to Stewart	55,034	27,202	46,109	34,197

Basic average shares outstanding (000)	23,656	23,614	23,647	23,605
Basic earnings per share attributable to Stewart	1.44	0.82	1.66	0.53
Diluted average shares outstanding (000)	23,756	23,758	23,757	23,750
Diluted earnings per share attributable to Stewart	1.44	0.81	1.66	0.53
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of June 30, 2020 (Unaudited)	As of December 31, 2019
	($000 omitted)
Assets
Cash and cash equivalents	310,806	330,609
Short-term investments	20,560	23,527
Investments in debt and equity securities, at fair value	645,347	645,039
Receivables:
Premiums from agencies	29,342	26,405
Trade and other	38,196	45,962
Income taxes	1,514	1,641
Notes	2,247	2,464
Allowance for uncollectible amounts	(4,442)	(4,469)
	66,857	72,003
Property and equipment:
Land	3,009	3,009
Buildings	22,433	20,519
Furniture and equipment	169,591	178,416
Accumulated depreciation	(145,187)	(151,483)
	49,846	50,461
Operating lease assets	100,353	99,028
Title plants, at cost	72,650	72,627
Investments on equity method basis	5,976	6,169
Goodwill	279,857	248,890
Intangible assets, net of amortization	3,843	4,623
Deferred tax assets	4,407	4,407
Other assets	39,732	35,402
	1,600,234	1,592,785
Liabilities
Notes payable	101,702	110,632
Accounts payable and accrued liabilities	108,394	126,779
Operating lease liabilities	113,292	113,843
Estimated title losses	456,025	459,053
Deferred tax liabilities	33,489	28,719
	812,902	839,026
Contingent liabilities and commitments
Stockholders’ equity
Common Stock ($1 par value) and additional paid-in capital	190,260	188,279
Retained earnings	589,424	564,392
Accumulated other comprehensive income (loss):
Net unrealized gains on debt securities investments	(20,275)	10,328
Foreign currency translation adjustments	24,362	(13,027)
Treasury stock – 352,161 common shares, at cost	(2,666)	(2,666)
Stockholders’ equity attributable to Stewart	781,105	747,306
Noncontrolling interests	6,227	6,453
Total stockholders’ equity (23,699,228 and 23,709,407 shares outstanding)	787,332	753,759
	1,600,234	1,592,785
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2020	2019
	($000 omitted)
Reconciliation of net income to cash provided (used) by operating activities:
Net income	45,054	17,541
Add (deduct):
Depreciation and amortization	8,292	11,764
Provision for bad debt	106	462
Net realized and unrealized losses (gains)	6,027	(3,826)
Amortization of net premium on debt securities investments	2,253	2,628
Payments for title losses less than (in excess of) provisions	1,236	(11,178)
Adjustment for insurance recoveries of title losses	228	314
Decrease (increase) in receivables – net	8,792	(16,865)
Increase in other assets – net	(3,743)	(1,111)
Decrease in accounts payable and other liabilities – net	(22,817)	(11,588)
Change in net deferred income taxes	2,277	1,185
Net income from equity investees	(1,356)	(1,047)
Dividends received from equity investees	1,549	1,220
Stock-based compensation expense	2,449	2,057
Other – net	(237)	15
Cash provided (used) by operating activities	50,110	(8,429)
Investing activities:
Proceeds from sales of investments in securities	15,499	9,952
Proceeds from matured investments in debt securities	33,096	35,884
Purchases of investments in securities	(50,856)	(1,263)
Net sales (purchases) of short-term investments	2,763	(58)
Purchases of property and equipment, and real estate – net	(6,796)	(7,889)
Cash paid for acquisition of businesses	(33,417)	—
Other – net	1,278	1,705
Cash (used) provided by investing activities	(38,433)	38,331
Financing activities:
Proceeds from notes payable	404	20,506
Payments on notes payable	(9,334)	(23,139)
Distributions to noncontrolling interests	(5,957)	(5,487)
Repurchases of common stock	(468)	(471)
Cash dividends paid	(14,198)	(14,167)
Cash used by financing activities	(29,553)	(22,758)
Effects of changes in foreign currency exchange rates	(1,927)	1,994
(Decrease) increase in cash and cash equivalents	(19,803)	9,138
Cash and cash equivalents at beginning of period	330,609	192,067
Cash and cash equivalents at end of period	310,806	201,205

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	Common Stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Noncontrolling interests	Total
	($000 omitted)
Six Months Ended June 30, 2020
Balance at December 31, 2019	24,062	164,217	564,392	(2,699)	(2,666)	6,453	753,759
Net income attributable to Stewart	—	—	39,323	—	—	—	39,323
Dividends on Common Stock ($0.60 per share)	—	—	(14,291)	—	—	—	(14,291)
Stock-based compensation	2	2,447	—	—	—	—	2,449
Stock repurchases	(12)	(456)	—	—	—	—	(468)
Change in net unrealized gains and losses on investments, net of taxes	—	—	—	14,135	—	—	14,135
Reclassification adjustment for realized gains and losses on investments, net of taxes	—	—	—	(101)	—	—	(101)
Foreign currency translation adjustments, net of taxes	—	—	—	(7,248)	—	—	(7,248)
Net income attributable to noncontrolling interests	—	—	—	—	—	5,731	5,731
Distributions to noncontrolling interests	—	—	—	—	—	(5,957)	(5,957)
Balance at June 30, 2020	24,052	166,208	589,424	4,087	(2,666)	6,227	787,332

Six Months Ended June 30, 2019
Balance at December 31, 2018	24,072	162,642	514,248	(24,771)	(2,666)	6,312	679,837
Net income attributable to Stewart	—	—	12,540	—	—	—	12,540
Dividends on Common Stock ($0.60 per share)	—	—	(14,321)	—	—	—	(14,321)
Stock-based compensation	4	2,053	—	—	—	—	2,057
Stock repurchases	(11)	(460)	—	—	—	—	(471)
Change in net unrealized gains and losses on investments, net of taxes	—	—	—	14,382	—	—	14,382
Reclassification adjustment for realized gains and losses on investments, net of taxes, net of taxes	—	—	—	212	—	—	212
Foreign currency translation adjustments, net of taxes	—	—	—	7,063	—	—	7,063
Net income attributable to noncontrolling interests	—	—	—	—	—	5,001	5,001
Distributions to noncontrolling interests	—	—	—	—	—	(5,487)	(5,487)
Net effect of other changes in ownership	—	—	—	—	—	14	14
Balance at June 30, 2019	24,065	164,235	512,467	(3,114)	(2,666)	5,840	700,827

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	Common Stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Noncontrolling interests	Total
	($000 omitted)
Three Months Ended June 30, 2020
Balances at March 31, 2020	24,032	164,741	562,445	(16,801)	(2,666)	5,324	737,075
Net income attributable to Stewart	—	—	34,146	—	—	—	34,146
Dividends on Common Stock ($0.30 per share)	—	—	(7,167)	—	—	—	(7,167)
Stock-based compensation	22	1,540	—	—	—	—	1,562
Stock repurchases	(2)	(73)	—	—	—	—	(75)
Change in net unrealized gains and losses on investments, net of taxes	—	—	—	16,715	—	—	16,715
Reclassification adjustment for realized gains and losses on investments, net of taxes	—	—	—	(21)	—	—	(21)
Foreign currency translation adjustments, net of taxes	—	—	—	4,194	—	—	4,194
Net income attributable to noncontrolling interests	—	—	—	—	—	3,534	3,534
Distributions to noncontrolling interests	—	—	—	—	—	(2,631)	(2,631)
Balance at June 30, 2020	24,052	166,208	589,424	4,087	(2,666)	6,227	787,332

Three Months Ended June 30, 2019
Balances at March 31, 2019	24,052	163,087	500,335	(11,010)	(2,666)	5,106	678,904
Net income attributable to Stewart	—	—	19,306	—	—	—	19,306
Dividends on Common Stock ($0.30 per share)	—	—	(7,174)	—	—	—	(7,174)
Stock-based compensation	15	1,238	—	—	—	—	1,253
Stock repurchases	(2)	(90)	—	—	—	—	(92)
Change in net unrealized gains and losses on investments, net of taxes	—	—	—	5,371	—	—	5,371
Reclassification adjustment for realized gains and losses on investments, net of taxes, net of taxes	—	—	—	50	—	—	50
Foreign currency translation adjustments, net of taxes	—	—	—	2,475	—	—	2,475
Net income attributable to noncontrolling interests	—	—	—	—	—	3,019	3,019
Distributions to noncontrolling interests	—	—	—	—	—	(2,310)	(2,310)
Net effect of other changes in ownership	—	—	—	—	—	25	25
Balance at June 30, 2019	24,065	164,235	512,467	(3,114)	(2,666)	5,840	700,827
See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1

Interim financial statements. The financial information contained in this report for the three months ended June 30, 2020 and 2019, and as of June 30, 2020, is unaudited. This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission on February 27, 2020 (2019 Form 10-K).

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

B. Consolidation. The condensed consolidated financial statements include all subsidiaries in which the Company owns more than 50% voting rights in electing directors. All significant intercompany amounts and transactions have been eliminated and provisions have been made for noncontrolling interests. Unconsolidated investees, in which the Company typically owns from 20% to 50% of the voting stock, are accounted for using the equity method.

C. Restrictions on cash and investments. The Company maintains investments in accordance with certain statutory requirements for the funding of statutory premium reserves. Statutory reserve funds are required to be fully funded and invested in high-quality securities and short-term investments. Statutory reserve funds are not available for current claim payments, which must be funded from current operating cash flow. Included in investments in debt and equity securities are statutory reserve funds of approximately $504.2 million and $483.4 million at June 30, 2020 and December 31, 2019, respectively. In addition, included within cash and cash equivalents are statutory reserve funds of approximately $39.4 million and $39.7 million at June 30, 2020 and December 31, 2019, respectively. Although these cash statutory reserve funds are not restricted or segregated in depository accounts, they are required to be held pursuant to state statutes. If the Company fails to maintain minimum investments or cash and cash equivalents sufficient to meet statutory requirements, the Company may be subject to fines or other penalties, including potential revocation of its business license. These funds are not available for any other purpose. In the event that insurance regulators adjust the determination of the statutory premium reserves of the Company’s title insurers, these restricted funds as well as statutory surplus would correspondingly increase or decrease.

D. Amendment to the line of credit facility. On May 7, 2020, in relation to its line of credit facility (as disclosed in Note 10 of the 2019 Form 10-K), the Company entered into an amended and restated credit agreement (Amended Credit Agreement), which increased the available unsecured line of credit commitment from $150.0 million to $200.0 million and extended the maturity of the line of credit to May 2025. The terms of the Amended Credit Agreement, which includes an additional $50.0 million that the Company can request, did not significantly change from the prior line of credit agreement.

E. Impact of the COVID-19 pandemic. In March 2020, a global pandemic escalated relating to a novel strain of coronavirus (COVID-19), which resulted in a slowdown in the global economy and a U.S. declaration of a national emergency. In response to the pandemic, health and governmental bodies, including the state of Texas where the Company is headquartered, issued travel restrictions, quarantine orders, temporary closures of non-essential businesses and other restrictive measures. To date, various levels of restrictions are still in place across the U.S. to address the continuous spread of COVID-19. Although the title insurance industry has been deemed essential in the U.S., the pandemic and measures to contain it have caused disruptions in the real estate market and in the Company's business operations. While the Company continues to close transactions on a daily basis, as it works through a pipeline of opened orders, there is near-term uncertainty regarding future real estate market transaction volumes and the impacts to the Company's results of operations. To the extent that the COVID-19 pandemic continues or worsens, it could adversely impact the Company's future operational and financial performance, which may result in impairments of its assets. The Company is currently unable to determine the effects the COVID-19 pandemic will have on the Company's future financial statements or results of operations.

NOTE 2

Revenues. The Company's operating revenues, summarized by type, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	($000 omitted)
Title insurance premiums:
Direct	149,745	162,367	288,028	274,285
Agency	277,387	230,817	519,417	445,680
Escrow fees	41,433	36,611	74,519	61,904
Search, abstract and valuation services	22,829	19,248	38,906	42,187
Other revenues	15,362	17,455	31,659	32,834
	506,756	466,498	952,529	856,890

NOTE 3

Investments in debt and equity securities. The total fair values of the Company's investments in debt and equity securities are as follows:

	June 30, 2020	December 31, 2019
	($000 omitted)
Investments in:
Debt securities	612,891	605,721
Equity securities	32,456	39,318
	645,347	645,039

As of June 30, 2020 and December 31, 2019, the net unrealized investment gains relating to investments in equity securities held were $0.4 million and $6.9 million, respectively (refer to Note 5).

The amortized costs and fair values of investments in debt securities are as follows:

	June 30, 2020		December 31, 2019
	Amortized costs	Fair values	Amortized costs	Fair values
	($000 omitted)
Municipal	47,635	50,068	52,176	53,823
Corporate	301,299	319,972	299,074	309,142
Foreign	226,561	236,224	234,734	236,073
U.S. Treasury Bonds	6,559	6,627	6,664	6,683
	582,054	612,891	592,648	605,721

Foreign debt securities consist of Canadian government and corporate bonds, United Kingdom treasury and corporate bonds, and Mexican government bonds.

Gross unrealized gains and losses on investments in debt securities are as follows:

	June 30, 2020		December 31, 2019
	Gains	Losses	Gains	Losses
	($000 omitted)
Municipal	2,434	1	1,649	2
Corporate	18,926	253	10,091	23
Foreign	9,680	17	2,362	1,023
U.S. Treasury Bonds	92	24	60	41
	31,132	295	14,162	1,089

Debt securities as of June 30, 2020 mature, according to their contractual terms, as follows (actual maturities may differ due to call or prepayment rights):

	Amortized costs	Fair values
	($000 omitted)
In one year or less	69,702	70,474
After one year through five years	313,470	326,654
After five years through ten years	165,852	179,896
After ten years	33,030	35,867
	582,054	612,891

Gross unrealized losses on investments in debt securities and the fair values of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2020, were:

	Less than 12 months		More than 12 months		Total
	Losses	Fair values	Losses	Fair values	Losses	Fair values
	($000 omitted)
Municipal	1	53	—	—	1	53
Corporate	253	7,618	—	—	253	7,618
Foreign	—	—	17	231	17	231
U.S. Treasury Bonds	—	—	24	1,022	24	1,022
	254	7,671	41	1,253	295	8,924

The number of specific debt investment holdings held in an unrealized loss position as of June 30, 2020 was 8. Of these securities, 3 were in unrealized loss positions for more than 12 months. During 2020, the overall investment fair values increased, primarily resulting from the effect of lower interest rates which was partially offset by increased credit spreads. Since the Company does not intend to sell and will more likely than not maintain each investment security until its maturity or anticipated recovery, and no significant credit risk is deemed to exist, these investments are not considered as other-than-temporarily impaired. The Company believes its investment portfolio is diversified and expects no material loss to result from the failure to perform by issuers of the debt securities it holds. Investments made by the Company are not collateralized.

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

NOTE 4

Fair value measurements. The Fair Value Measurements and Disclosures Topic (Topic 820) of the Financial Accounting Standards Board's Accounting Standards Codification (ASC) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal, or most advantageous, market for the asset or liability in an orderly transaction between market participants at the measurement date. Topic 820 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs when possible.

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

As of June 30, 2020, financial instruments measured at fair value on a recurring basis are summarized below:

	Level 1	Level 2	Fair value measurements
	($000 omitted)
Investments in securities:
Debt securities:
Municipal	—	50,068	50,068
Corporate	—	319,972	319,972
Foreign	—	236,224	236,224
U.S. Treasury Bonds	—	6,627	6,627
Equity securities	32,456	—	32,456
	32,456	612,891	645,347

As of December 31, 2019, financial instruments measured at fair value on a recurring basis are summarized below:

	Level 1	Level 2	Fair value measurements
	($000 omitted)
Investments in securities:
Debt securities:
Municipal	—	53,823	53,823
Corporate	—	309,142	309,142
Foreign	—	236,073	236,073
U.S. Treasury Bonds	—	6,683	6,683
Equity securities	39,318	—	39,318
	39,318	605,721	645,039

As of June 30, 2020, Level 1 financial instruments consist of equity securities. Level 2 financial instruments consist of municipal, governmental, and corporate bonds, both U.S. and foreign. In accordance with the Company’s policies and guidelines which incorporate relevant statutory requirements, the Company’s third-party registered investment manager invests only in securities rated as investment grade or higher by the major rating services, where observable valuation inputs are significant. The fair value of the Company's investments in debt and equity securities is primarily determined using a third-party pricing service provider. The third-party pricing service provider calculates the fair values using both market approach and model valuation methods, as well as pricing information obtained from brokers, dealers and custodians. Management ensures the reasonableness of the third-party service valuations by comparing them with pricing information from the Company's investment manager.

NOTE 5

Net realized and unrealized gains (losses). Realized and unrealized gains and losses are detailed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	($000 omitted)
Realized gains	1,355	791	1,508	953
Realized losses	(657)	(59)	(1,347)	(363)
Net unrealized investment gains (losses) recognized on equity securities still held at June 30	4,366	(310)	(6,188)	3,236
	5,064	422	(6,027)	3,826

Realized gains for the second quarter 2020 and 2019 included $1.1 million and $0.7 million, respectively, of gains from settlements of equity investments with no previously readily determinable fair values (cost-basis investments). Realized losses for the second quarter and first six months of 2020 included $0.6 million and $1.2 million, respectively, of losses from the sale of investment securities.

Investment gains and losses recognized related to investments in equity securities are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	($000 omitted)
Net investment gains (losses) recognized on equity securities during the period	3,966	(264)	(7,095)	3,393
Less: Net realized (losses) gains on equity securities sold during the period	(400)	46	(907)	157
Net unrealized investment gains (losses) recognized on equity securities still held at June 30	4,366	(310)	(6,188)	3,236

Proceeds from sales of investments in securities are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	($000 omitted)
Proceeds from sales of debt securities	3,270	2,734	14,773	9,052
Proceeds from sales of equity securities	433	260	726	900
Total proceeds from sales of investments in securities	3,703	2,994	15,499	9,952

NOTE 6

Goodwill and other intangibles. The summary of changes in goodwill is as follows.

	Title	Ancillary Services and Corporate	Consolidated Total
		($000 omitted)
Balances at December 31, 2019	243,161	5,729	248,890
Acquisitions	1,056	29,911	30,967
Balances at June 30, 2020	244,217	35,640	279,857

During the second quarter 2020, the Company recorded goodwill of $29.9 million under the ancillary services and corporate segment relating to its acquisition of a national appraisal management company providing residential property appraisals for mortgage lenders. This goodwill adjustment was based on management's preliminary purchase accounting, which is expected to be finalized during the third quarter 2020. Also, during the first quarter 2020, the Company acquired several title offices which generated a combined goodwill of $1.1 million under the title segment.

NOTE 7

Estimated title losses. A summary of estimated title losses for the six months ended June 30 is as follows:

	2020	2019
	($000 omitted)
Balances at January 1	459,053	461,560
Provisions:
Current year	39,811	33,833
Previous policy years	361	640
Total provisions	40,172	34,473
Payments, net of recoveries:
Current year	(5,420)	(5,722)
Previous policy years	(33,516)	(39,929)
Total payments, net of recoveries	(38,936)	(45,651)
Effects of changes in foreign currency exchange rates	(4,264)	(174)
Balances at June 30	456,025	450,208
Loss ratios as a percentage of title operating revenues:
Current year provisions	4.3%	4.1%
Total provisions	4.3%	4.1%

Provisions in the first six months of 2020 increased compared to the same period in 2019, primarily as a result of increased title revenues. Claim payments in the first six months of 2020 decreased primarily due to lower payments on large claims compared to the corresponding period in 2019, while the 2020 reduction effect relating to foreign currency exchange rate changes were primarily influenced by the depreciation of the Canadian dollar against the U.S. dollar during the six months ended June 30, 2020.

NOTE 8

Share-based payments. Prior to 2020, the Company granted time-based and performance-based restricted stock units to executives and senior management employees. Each restricted stock unit represents a contractual right to receive a share of the Company's common stock. The time-based units vest on each of the first three anniversaries of the grant date, while the performance-based units vest upon achievement of certain financial objectives over a period of approximately three years. During the first six months of 2020, the Company granted time-based restricted stock units and nonqualified stock options, in lieu of performance-based restricted stock units. The stock options vest and may be exercised at a strike price of $39.76 on each of the first three anniversaries of the grant date at a rate of 20%, 30% and 50%, chronologically, and expire 10 years after the grant date.

Awards are made pursuant to the Company’s employee incentive compensation plans and the compensation expense associated with the awards is recognized over the corresponding vesting period. The aggregate grant-date fair values of restricted stock unit and stock option awards during the first six months of 2020 were $2.4 million (60,000 units with an average grant price per unit of $39.76) and $3.4 million (650,000 options with an average grant price per option of $5.32), respectively. During the first six months of 2019, the aggregate grant-date fair value of restricted stock unit awards was $4.5 million (104,000 units with an average grant price per unit of $43.22).

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

The calculation of the basic and diluted EPS is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	($000 omitted, except per share)
Numerator:
Net income attributable to Stewart	34,146	19,306	39,322	12,540

Denominator (000):
Basic average shares outstanding	23,656	23,614	23,647	23,605
Average number of dilutive shares relating to grants of restricted shares and units	100	144	110	145
Diluted average shares outstanding	23,756	23,758	23,757	23,750

Basic earnings per share attributable to Stewart	1.44	0.82	1.66	0.53

Diluted earnings per share attributable to Stewart	1.44	0.81	1.66	0.53

NOTE 10

Contingent liabilities and commitments. In the ordinary course of business, the Company guarantees the third-party indebtedness of certain of its consolidated subsidiaries. As of June 30, 2020, the maximum potential future payments on the guarantees are not more than the related notes payable recorded in the condensed consolidated balance sheets. The Company also guarantees the indebtedness related to lease obligations of certain of its consolidated subsidiaries. The maximum future obligations arising from these lease-related guarantees are not more than the Company’s future lease obligations, as presented on the condensed consolidated balance sheets, plus lease operating expenses. As of June 30, 2020, the Company also had unused letters of credit aggregating $5.2 million related to workers’ compensation and other insurance. The Company does not expect to make any payments on these guarantees.

NOTE 11

Regulatory and legal developments. The Company is subject to claims and lawsuits arising in the ordinary course of its business, most of which involve disputed policy claims. In some of these lawsuits, the plaintiffs seek exemplary or treble damages in excess of policy limits. The Company does not expect that any of these ordinary course proceedings will have a material adverse effect on its consolidated financial condition or results of operations. The Company believes that it has adequate reserves for the various litigation matters and contingencies discussed in this paragraph and that the likely resolution of these matters will not materially affect its consolidated financial condition or results of operations.

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

Selected statement of operations information related to these segments is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	($000 omitted)
Title segment:
Revenues	504,436	463,636	938,875	848,074
Depreciation and amortization	3,733	5,048	7,554	10,200
Income before taxes and noncontrolling interest	54,795	39,041	69,629	38,661

Ancillary services and corporate segment:
Revenues	11,669	8,439	17,130	22,521
Depreciation and amortization	328	727	738	1,564
Loss before taxes and noncontrolling interest	(5,775)	(9,689)	(11,340)	(16,535)

Consolidated Stewart:
Revenues	516,105	472,075	956,005	870,595
Depreciation and amortization	4,061	5,775	8,292	11,764
Income before taxes and noncontrolling interest	49,020	29,352	58,289	22,126

The Company does not provide asset information by reportable operating segment as it does not routinely evaluate the asset position by segment.

Revenues generated in the United States and all international operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	($000 omitted)
United States	489,945	441,614	904,072	818,096
International	26,160	30,461	51,933	52,499
	516,105	472,075	956,005	870,595

NOTE 13
Other comprehensive income. Changes in the balances of each component of other comprehensive income and the related tax effects are as follows:

	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019
	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount
	($000 omitted)
Net unrealized gains and losses on investments:
Change in net unrealized gains and losses on investments	21,159	4,444	16,715	6,800	1,429	5,371
Reclassification adjustment for realized gains and losses on investments	(27)	(6)	(21)	63	13	50
	21,132	4,438	16,694	6,863	1,442	5,421
Foreign currency translation adjustments	5,174	980	4,194	3,378	903	2,475
Other comprehensive income	26,306	5,418	20,888	10,241	2,345	7,896

	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019
	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount
	($000 omitted)
Net unrealized gains and losses on investments:
Change in net unrealized gains and losses on investments	17,892	3,757	14,135	18,206	3,824	14,382
Reclassification adjustment for realized gains and losses on investments	(128)	(27)	(101)	268	56	212
	17,764	3,730	14,034	18,474	3,880	14,594
Foreign currency translation adjustments	(8,485)	(1,237)	(7,248)	8,926	1,863	7,063
Other comprehensive income	9,279	2,493	6,786	27,400	5,743	21,657

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S OVERVIEW

COVID-19 pandemic. In March 2020, a global pandemic escalated relating to a novel strain of coronavirus (COVID-19), which resulted in a slowdown in the global economy and a U.S. declaration of a national emergency. In response to the pandemic, health and governmental bodies, including the state of Texas where we are headquartered, issued travel restrictions, quarantine orders, temporary closures of non-essential businesses and other restrictive measures. To date, various levels of restrictions are still in place across the U.S. and the rest of the world to address the continuous spread of COVID-19. In response to the pandemic, we deployed our business continuity plan in March and continue to take appropriate measures to protect the safety of all our employees and customers, while monitoring the evolving effects of the COVID-19 pandemic on the national and international fronts. Within the U.S., our business has been deemed an essential business which allows us to continue underwriting and closing real estate transactions for our residential and commercial customers on a daily basis. We utilize our digital capabilities, including remote online notarization (RON), remote ink notarization (RIN), electronic signature platforms, virtual underwriting, and mobile earnest money transfer tools to aid our employees in keeping the real estate market open and operating in this very challenging time.

We will continue to proactively manage our business through this crisis with the help of our exceptional employees and support of our customers. Although uncertainty remains with respect to the ongoing impact of the virus, its duration, and further governmental responses, Stewart, as a company providing an essential service, is committed to helping people safely navigate the real estate closing process. We believe our strong liquidity position will allow us to facilitate our customers’ purchase and refinance of real estate should macro-economic conditions become more challenging.

Second quarter 2020 overview. We reported net income attributable to Stewart of $34.1 million ($1.44 per diluted share) for the second quarter 2020, compared to net income attributable to Stewart of $19.3 million ($0.81 per diluted share) for the second quarter 2019. Second quarter 2020 pretax income before noncontrolling interests was $49.0 million compared to pretax income before noncontrolling interests of $29.4 million for the second quarter 2019.

Second quarter 2020 results included:

•	$4.6 million of net realized and unrealized gains recorded in the title segment primarily relating to changes in the fair value of equity securities investments,

•	$2.8 million of severance expenses related to cost savings initiatives recorded within employee costs in the title segment, and

•	$0.5 million of net realized and unrealized gains recorded in the ancillary services and corporate segment primarily relating to settlements of cost-basis investments.

Second quarter 2019 results included:

•
$3.7 million of third-party advisory expenses related to the terminated Fidelity National Financial (FNF) merger transaction included in other operating expenses within the ancillary services and corporate segment, and

•	$0.4 million of net realized and unrealized gains: ($0.2) million in the title segment and $0.6 million in the ancillary services and corporate segment.

Summary results of the title segment are as follows ($ in millions, except pretax margin):

	For the Three Months Ended June 30,
	2020	2019	% Change

Operating revenues	495.6	458.7	8%
Investment income	4.3	5.2	(17)%
Net realized and unrealized gains (losses)	4.6	(0.2)	2,178%
Pretax income	54.8	39.0	40%
Pretax margin	10.9%	8.4%

Title operating revenues in the second quarter 2020 increased $36.9 million, or 8%, compared to the prior year quarter. Second quarter 2020 gross independent agency revenues increased $46.6 million, or 20%, partially offset by lower direct title revenues of $9.7 million, or 4%. Investment income declined in the second quarter 2020 compared to the prior year quarter, primarily due to lower interest rates on short term investments and lower dividend income, primarily relating to the timing of an annual dividend on a cost-basis investment. The segment’s net realized and unrealized gains and losses during the second quarters 2020 and 2019 were primarily due to $4.4 million of net unrealized gains and $0.3 million of net unrealized losses, respectively, relating to changes to the fair value of equity securities investments.

With the net increase in title revenues, the segment’s overall operating expenses in the second quarter 2020 increased $25.0 million, or 6%, primarily driven by a 20% increase in agency retention expenses, which was partially offset by a 7% reduction in combined title employee costs and other operating expenses. Our average independent agency remittance rate slightly improved to 17.5% in the second quarter 2020, compared to 17.2% in the second quarter 2019; while combined title employee costs and other operating expenses, as a percentage of title revenues, improved to 39.5% in the second quarter, compared to 45.7% in the prior year quarter. Title loss expense increased 15% in the second quarter 2020, primarily as a result of increased title revenues. As a percentage of title revenues, the title loss expense in the second quarter 2020 was 4.3%, compared to 4.1% from the prior year quarter.

Direct title revenues (refer to schedule in Results of Operations - Title Revenues section) decreased primarily as a result of lower commercial transactions, partially offset by elevated refinancing orders which mainly contributed to the increased non-commercial domestic revenues in the second quarter 2020 compared to the prior year quarter. Domestic commercial fee per file in the second quarter 2020 was approximately $9,800, which was 15% lower versus the second quarter 2019; while domestic residential fee per file was approximately $1,800, a 20% decrease from last year’s quarter, primarily resulting from a higher mix of refinancing to purchase transactions. Total international title revenues decreased $3.9 million, or 14%, primarily due to lower volumes in our Canada and United Kingdom operations.

Summary results of the ancillary services and corporate segment are as follows ($ in millions):

	For the Three Months Ended June 30,
	2020	2019	% Change

Operating revenues	11.2	7.8	43%
Net realized gains	0.5	0.6	(20)%
Pretax loss	(5.8)	(9.7)	40%

At the end of May 2020, we completed our acquisition of United States Appraisals (U.S. Appraisals), a technology-enabled national appraisal management company providing residential property appraisals for mortgage lenders. U.S. Appraisals has a network of over 9,000 appraisers across the United States and manages the entire appraisal process from order intake to product delivery using its proprietary software platform. We believe this acquisition strengthens Stewart's digital real estate services offering in appraisal and valuation management and enhances our existing title and settlement services in supporting our customers in real estate transactions.

Segment operating revenues improved in the second quarter 2020 versus the prior year’s quarter, primarily driven by $7.1 million of revenues generated by U.S. Appraisals. Revenues from search and valuation services declined $3.6 million, or 48 percent, primarily due to significantly lower orders from several customers. The segment’s results for the second quarter 2020 and 2019 included approximately $5.5 million and $9.4 million, respectively, of net expenses attributable to parent company and corporate operations, with the higher expenses in the second quarter 2019 being primarily driven by the FNF merger expenses discussed above.

We believe our solid operating results and strong liquidity position will allow us to continue investing and growing to maximize our operational potential. Our investment and growth strategy will focus on attractive businesses and geographies where we can have sustained success and where additional scale can efficiently and effectively improve profitability and margins. We also intend to further leverage our strengths by increasing investment in areas where we hold a strong competitive position. A final component of our strategy will be to identify adjacent businesses and technologies that will allow us to further leverage our position in the evolving real estate closing experience, such as the acquisition of U.S. Appraisals mentioned above. During the first half of 2020, we have built a strong acquisition pipeline in each of these categories and expect to be opportunistic and reasonable in our capital deployment, while understanding the near-term uncertainty in market conditions.

CRITICAL ACCOUNTING ESTIMATES

The preparation of the Company’s condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures surrounding contingencies and commitments.

Actual results can differ from our accounting estimates. While we do not anticipate significant changes in our estimates, there is a risk that such changes could have a material impact on our consolidated financial condition or results of operations for future periods. During the six months ended June 30, 2020, we made no material changes to our critical accounting estimates as previously disclosed in Management’s Discussion and Analysis in the 2019 Form 10-K.

Operations. Our primary business is title insurance and settlement-related services. We close transactions and issue title policies on homes, commercial and other real properties located in all 50 states, the District of Columbia and international markets through policy-issuing offices, agencies and centralized title services centers. Our ancillary services and corporate segment includes our parent holding company expenses and certain enterprise-wide overhead costs, along with our ancillary services operations, principally appraisal, and search and valuation services.

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

RESULTS OF OPERATIONS

Comparisons of our results of operations for the three and six months ended June 30, 2020 with the three and six months ended June 30, 2019 are set forth below. Factors contributing to fluctuations in the results of operations are presented in the order of their monetary significance, and we have quantified, when necessary, significant changes. Segment results are included in the discussions and, when relevant, are discussed separately.

Our statements on home sales and loan activity are based on published industry data from sources including Fannie Mae, the Mortgage Bankers Association (MBA), the National Association of Realtors® (NAR) and the U.S. Census Bureau. We also use information from our direct operations.

Operating environment. Overall, second quarter 2020 home sales and housing starts declined compared to last year's quarter, primarily due to the continued effect of the COVID-19 pandemic. However, the real estate market has gradually improved as a result of the reopening the economy in many geographic locations and the continued low interest rate environment. Actual existing home sales in the second quarter 2020 declined approximately 18% from the second quarter 2019. On seasonally-adjusted basis, June 2020 existing home sales declined 11% from a year ago, but improved 21% from May 2020. June 2020 median and average home prices increased approximately 4% and 3%, respectively, compared to June 2019 prices. June 2020 housing starts declined 4% from a year ago, but improved 17% compared to May 2020. Newly issued building permits in June 2020 were down 3% from a year ago, but increased 2% sequentially from May 2020.

As reported by Fannie Mae and MBA (averaged), one-to-four family mortgage originations improved 92% to approximately $1 trillion in the second quarter 2020 from $521 billion in the second quarter 2019, primarily driven by a more than 300% increase in refinancing originations resulting from lower mortgage interest rates. Purchase originations decreased 9% in the second quarter 2020 compared to the prior year quarter, primarily influenced by increased consumer caution and financial uncertainty stemming from the COVID-19 pandemic.

For the third quarter 2020, Fannie Mae and MBA are forecasting that existing and new home sales will decline 2% and 3%, respectively, versus the third quarter 2019, but sequentially will improve 21% and 1%, respectively, from the second quarter 2020. Mortgage originations for the third quarter 2020 are expected to improve 12% from last year's quarter, primarily driven by higher refinancing lending. Sequentially, total originations in the third quarter 2020 are expected to decline 24% from the second quarter 2020, as refinancing originations going forward are expected to trend down back to 2019 levels, while purchase originations are expected to improve 18% from the second quarter 2020. The 30-year mortgage interest rate is expected to average approximately 3.3% for the year 2020, compared to the 2019 average of 3.8%.

Title revenues. Direct title revenue information is presented below:

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	Change	% Change	2020	2019	Change	% Change
	($ in millions)				($ in millions)
Non-commercial
Domestic	162.7	148.9	13.8	9%	295.6	256.2	39.4	15%
International	20.9	22.4	(1.5)	(7)%	40.0	38.1	1.9	5%
	183.6	171.3	12.3	7%	335.6	294.3	41.3	14%
Commercial:
Domestic	30.7	50.3	(19.6)	(39)%	72.0	84.0	(12.0)	(14)%
International	3.9	6.3	(2.4)	(38)%	8.9	10.8	(1.9)	(18)%
	34.6	56.6	(22.0)	(39)%	80.9	94.8	(13.9)	(15)%
Total direct title revenues	218.2	227.9	(9.7)	(4)%	416.5	389.1	27.4	7%

Revenues from direct title operations, which include residential, commercial and international transactions, decreased in the second quarter 2020 compared to the prior year quarter, primarily as a result of lower commercial transactions and lower international revenues, partially offset by higher residential revenues primarily resulting from elevated refinancing orders. Direct title revenues improved in the first six months of 2020 compared to the same period in 2019, primarily due to improved residential revenues related to refinancing orders, which was partially offset by lower commercial revenues as a result of fewer commercial orders. Overall, total closed orders increased 32% and 34% in the second quarter and first six months of 2020, respectively, compared to the same periods in 2019, largely influenced by the rise in refinancing transactions.

Domestic residential fee per file for the second quarter and first six months of 2020 were approximately $1,800 and $1,900, respectively, which were 20% and 16%, respectively, lower than the same periods in 2019, primarily as a result of a higher mix of refinancing to purchase transactions in 2020. Domestic commercial fee per file in the second quarter 2020 was approximately $9,800, or 15% lower compared to the second quarter 2019, and in the first six months of 2020 was approximately $10,700, which was comparable to the same period last year. Total international revenues in the second quarter 2020 decreased $3.9 million, or 14%, compared to the second quarter 2019, primarily due to lower volumes from our Canada and United Kingdom operations; while revenues in the first six months of 2020 were comparable to the same period in 2019 as increased revenues from higher volumes were offset by the effect of the weaker average exchange rates of the Canadian dollar and British pound against the U.S. dollar during 2020.

Orders information for the three and six months ended June 30 is as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	Change	% Change	2020	2019	Change	% Change
Opened Orders:
Commercial	3,425	4,660	(1,235)	(27)%	7,605	8,958	(1,353)	(15)%
Purchase	56,920	65,172	(8,252)	(13)%	110,572	118,719	(8,147)	(7)%
Refinance	72,306	33,342	38,964	117%	136,499	56,526	79,973	141%
Other	496	1,108	(612)	(55)%	1,226	2,699	(1,473)	(55)%
Total	133,147	104,282	28,865	28%	255,902	186,902	69,000	37%

Closed Orders:
Commercial	3,122	4,349	(1,227)	(28)%	6,757	7,853	(1,096)	(14)%
Purchase	37,407	45,596	(8,189)	(18)%	71,141	78,914	(7,773)	(10)%
Refinance	51,133	18,754	32,379	173%	82,882	31,997	50,885	159%
Other	317	955	(638)	(67)%	761	1,951	(1,190)	(61)%
Total	91,979	69,654	22,325	32%	161,541	120,715	40,826	34%

Gross revenues from independent agency operations increased $46.6 million, or 20%, and $73.7 million, or 17%, in the second quarter and first six months of 2020 compared to the same periods last year, consistent with the improving market trends and the continued return of agents after the FNF merger termination. Agency revenues, net of retention, increased $8.9 million, or 23%, and $13.2 million, or 17%, in the second quarter and first six months of 2020, respectively, compared to the same periods in 2019, generally in line with the gross agency revenue change. Refer further to the "Retention by agencies" discussion under Expenses below.

Ancillary services revenues. Ancillary services operating revenues for the second quarter 2020 increased $3.4 million, or 43%, from the second quarter 2019, but decreased $5.5 million, or 25%, for first six months of 2020 compared to the same period in 2019. Excluding revenues generated by U.S. Appraisals, which we acquired during the second quarter 2020, total ancillary service revenues in the second quarter and first six months of 2020 decreased $3.7 million, or 48%, and $12.5 million, or 57%, respectively, compared to the same periods in 2019, primarily driven by lower revenues from our existing search and valuation services on significantly lower orders from several customers.

Investment income. Investment income decreased $0.9 million, or 17%, in the second quarter 2020 compared to the prior year quarter, primarily due to lower interest rates on short term investments and lower dividend income primarily relating to the timing of an annual dividend on a cost-basis investment. This lower dividend income also primarily influenced the $0.4 million, or 4%, decline in investment income for the first six months of 2020 compared to the same period in 2019.

Net realized and unrealized gains (losses). Refer to Note 5 to the condensed consolidated financial statements.

Expenses. An analysis of expenses is shown below:

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	Change	% Change	2020	2019	Change	% Change
	($ in millions)				($ in millions)

Amounts retained by agencies	228.7	191.1	37.6	20%	428.1	367.6	60.5	17%
As a % of agency revenues	82.5%	82.8%			82.4%	82.5%
Employee costs	137.5	139.9	(2.4)	(2)%	273.2	269.2	4.0	2%
As a % of operating revenues	27.1%	30.0%			28.7%	31.4%
Other operating expenses	74.6	86.1	(11.5)	(13)%	146.5	163.2	(16.7)	(10)%
As a % of operating revenues	14.7%	18.4%			15.4%	19.0%
Title losses and related claims	21.5	18.8	2.8	15%	40.2	34.5	5.7	17%
As a % of title revenues	4.3%	4.1%			4.3%	4.1%

Retention by agencies. Amounts retained by title agencies are based on agreements between agencies and our title underwriters. Amounts retained by independent agencies, as a percentage of revenues generated by them, averaged 82.5% and 82.4% in the second quarter and first six months of 2020, respectively, as compared to 82.8% and 82.5% in the same periods in 2019. The average retention percentage may vary from period to period due to the geographical mix of agency operations, the volume of title revenues and, in some states, laws or regulations. Due to the variety of such laws or regulations, as well as competitive factors, the average retention rate can differ significantly from state to state. In addition, a high proportion of our independent agencies are in states with retention rates greater than 80%. We continue to focus on increasing profit margins in every state, increasing premium revenue in states where remittance rates are above 20%, and maintaining the quality of our agency network, which we believe to be the industry’s best, in order to mitigate claims risk and drive consistent future performance. While market share is important in our agency operations channel, it is not as important as margins, risk mitigation and profitability.

Employee costs. Consolidated employee costs decreased 2% in the second quarter 2020 compared to the second quarter 2019. Employee costs in the title segment decreased $2.7 million, or 2%, primarily due to lower salaries and other benefits expenses resulting from an overall lower average employee count and lower incentive compensation related to decreased direct title revenues, which were partially offset by severance expenses related to cost savings initiatives during the second quarter 2020. Employee costs in the ancillary services and corporate segment increased $0.4 million, or 7%, primarily due to increased employee counts relating to the U.S. Appraisals acquisition during the second quarter 2020.

Consolidated employee costs for the first six months of 2020 increased 2% compared to the same period in 2019. Employee costs in the title segment increased $4.9 million, or 2%, primarily due to increased incentive compensation on higher direct title revenues and severance expenses related to cost savings initiatives during the second quarter 2020, partially offset by lower salaries and other benefits expenses resulting from a lower average employee count. Employee costs in the ancillary services and corporate segment decreased $0.8 million, or 7%, primarily due to lower salaries and other benefits expenses resulting from a lower average employee count, partially offset by the effect of increased employee counts relating to the U.S. Appraisals acquisition during the second quarter 2020.

As a percentage of total operating revenues, consolidated employee costs improved to 27.1% and 28.7% in the second quarter and first six months of 2020, respectively, compared to 30.0% and 31.4% in the same periods in 2019, which were primarily influenced by our continued focus on managing operating costs.

Other operating expenses. Other operating expenses include costs that are fixed in nature, costs that follow, to varying degrees, changes in transaction volumes and revenues and costs that fluctuate independently of revenues. Costs that are fixed in nature include attorney and professional fees, third-party outsourcing provider fees, equipment rental, insurance, rent and other occupancy expenses, repairs and maintenance, technology costs, telecommunications and title plant expenses. Costs that follow, to varying degrees, changes in transaction volumes and revenues include outside search and valuation fees, attorney fee splits, bad debt expenses, copy supplies, delivery fees, postage, premium taxes and title plant maintenance expenses. Costs that fluctuate independently of revenues include general supplies, litigation defense, business promotion and marketing and travel.

Consolidated other operating expenses decreased 13% and 10% in the second quarter and first six months of 2020, respectively, compared to the same periods in 2019. During the second quarter and first six months of 2019, we incurred $3.7 million and $5.7 million, respectively, of third-party advisory expenses recorded in the ancillary services and corporate segment related to the terminated FNF merger transaction. Additionally, we recorded during the first six months of 2019 $0.8 million of litigation expense related to a prior year lender services acquisition recorded in the ancillary services and corporate segment and $0.7 million of office closure costs included within the title segment. Excluding these non-operating expenses, other operating expenses, as a percentage of operating revenues, were 14.7% and 15.4% in the second quarter and first six months of 2020, respectively, compared to 18.4% and 19.0% in the same prior year periods.

Costs that follow, to varying degrees, changes in transaction volumes and revenues increased $1.0 million, or 3%, in the second quarter 2020 compared to the second quarter 2019, primarily due to increased outside search and valuation fees resulting from new revenues from U.S. Appraisals, partially offset by lower volumes from commercial and search and valuations services. These costs in the first six months of 2020 were comparable to the same period in 2019 as the increased costs on higher direct title revenues were offset by lower costs of ancillary services revenues due to lower volumes.

Excluding the non-operating expenses above, costs that are fixed in nature in the second quarter and first six months of 2020 decreased $3.4 million, or 10%, and $3.7 million, or 6%, respectively, compared to the same periods in 2019, primarily due to lower rent and occupancy expenses and telecommunications expenses. Costs that fluctuate independently of revenues decreased $5.9 million, or 4%, and $6.6 million, or 33%, in the second quarter and first six months of 2020, respectively, compared to the same periods in 2019, primarily due to decreased marketing and travel expenses mainly as a result of the COVID-19 pandemic.

Title losses. Provisions for title losses, as a percentage of title operating revenues, were 4.3% for both the second quarter and first six months of 2020, compared to 4.1% for both the second quarter and first six months of 2019. Title losses increased $2.8 million and $5.7 million in the second quarter and first six months of 2020, respectively, compared to the same periods in 2019, primarily due to increased title revenues. The title loss ratio in any given quarter can be significantly influenced by changes in new large claims incurred, escrow losses and adjustments to reserves for existing large claims. Cash claim payments decreased $4.7 million, or 21%, and $6.7 million, or 15%, in the second quarter and first six months of 2020, respectively, compared to the same periods in 2019, primarily due to lower payments on large claims relating to prior policy years. We continue to manage and resolve large claims prudently and in keeping with our commitments to our policyholders.

The composition of title policy loss expense is as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	Change	% Change	2020	2019	Change	% Change
	($ in millions)				($ in millions)
Provisions – known claims:
Current year	3.4	2.4	1.0	42%	4.6	4.4	0.2	5%
Prior policy years	15.6	20.5	(4.9)	(24)%	28.1	37.7	(9.6)	(25)%
	19.0	22.9	(3.9)	(17)%	32.7	42.1	(9.4)	(22)%
Provisions – IBNR
Current year	17.9	15.9	2.0	13%	35.2	29.4	5.8	20%
Prior policy years	0.2	0.5	(0.3)	(60)%	0.4	0.7	(0.3)	(43)%
	18.1	16.4	1.7	10%	35.6	30.1	5.5	18%
Transferred from IBNR to known claims	(15.6)	(20.5)	4.9	(24)%	(28.1)	(37.7)	9.6	(25)%
Total provisions	21.5	18.8	2.7	14%	40.2	34.5	5.7	17%

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

Total known claims provisions decreased in the second quarter and first six months of 2020 compared to the same periods last year, primarily as a result of decreased dollar amounts of claims reported relating to prior policy years. Current year IBNR provisions in the second quarter and first six months of 2020 increased compared to the second quarter and first six months of 2019, primarily due to increased title premiums and a slightly higher loss provisioning rate related to certain international operations. As a percentage of title operating revenues, provisions - IBNR for the current policy year were 3.6% and 3.5% in the second quarters 2020 and 2019, respectively, and 3.8% and 3.5% in the first six months of 2020 and 2019, respectively.

In addition to title policy claims, we incur losses in our direct operations from escrow, closing and disbursement functions. These escrow losses typically relate to errors or other miscalculations of amounts to be paid at closing, including timing or amount of a mortgage payoff, payment of property or other taxes and payment of homeowners’ association fees. Escrow losses also arise in cases of fraud, and in those cases, the title insurer incurs the loss under its obligation to ensure that an unencumbered title is conveyed. Escrow losses are recognized as expenses when discovered or when contingencies associated with them (such as litigation) are resolved and are typically paid less than 12 months after the loss is recognized. During both the first six months of 2020 and 2019, we recorded approximately $0.8 million and $1.5 million, respectively, of policy loss reserves relating to escrow losses arising from fraud.

Total title policy loss reserve balances are as follows:

	June 30, 2020	December 31, 2019
	($ in millions)
Known claims	61.6	67.8
IBNR	394.4	391.3
Total estimated title losses	456.0	459.1

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

Depreciation and amortization. Depreciation and amortization expenses during the second quarter and first six months of 2020 both decreased 30% or $1.7 million and $3.5 million, respectively, compared to the same periods in 2019, primarily due to certain information technology assets which became fully depreciated or were written off during 2019.

Income taxes. Our effective tax rate for both the second quarter and first six months of 2020 was 25%, based on income before taxes and after deducting income attributable to noncontrolling interests, in comparison with an effective tax rate of 27% for both the second quarter and first six months of 2019. The lower effective tax rate for the second quarter and first six months of 2020 was primarily as a result of increased year over year annualized pretax income and reductions in expected nondeductible expenses in 2020.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, allows additional carryback opportunities for net operating losses and modifies the depreciable life for tax purposes of qualified improvement property (QIP) from 39 years to 15 years, making QIP eligible for bonus depreciation that can be retroactively applied to the 2018 tax year. We intend to modify the depreciable life for QIP retroactively to 2018 with no material impact to the consolidated statement of income.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources reflect our ability to generate cash flow to meet our obligations to shareholders, customers (payments to satisfy claims on title policies), vendors, employees, lenders and others. As of June 30, 2020, our cash and investments, including amounts reserved pursuant to statutory requirements, aggregated $976.7 million ($433.1 million, net of statutory reserves on cash and investments). Of our total cash and investments at June 30, 2020, $689.0 million ($361.5 million, net of statutory reserves) was held in the United States (U.S.) and the rest internationally, principally in Canada.

Cash held at the parent company totaled $11.8 million at June 30, 2020. As a holding company, the parent company is funded principally by cash from its subsidiaries in the form of dividends, operating and other administrative expense reimbursements and pursuant to intercompany tax sharing agreements. The expense reimbursements are paid in accordance with management agreements, approved by the Texas Department of Insurance (TDI), among us and our subsidiaries. In addition to funding operating expenses, cash held at the parent company is used for dividend payments to common stockholders and for stock repurchases, if any. To the extent such uses exceed cash available, the parent company is dependent on distributions from its regulated title insurance underwriter, Stewart Title Guaranty Company (Guaranty).

A substantial majority of our consolidated cash and investments as of June 30, 2020 was held by Guaranty and its subsidiaries. The use and investment of these funds, dividends to the parent company, and cash transfers between Guaranty and its subsidiaries and the parent company are subject to certain legal and regulatory restrictions. In general, Guaranty may use its cash and investments in excess of its legally-mandated statutory premium reserve (established in accordance with requirements under Texas law) to fund its insurance operations, including claim payments. Guaranty may also, subject to certain limitations, provide funds to its subsidiaries (whose operations consist principally of field title offices and ancillary services operations) for their operating and debt service needs.

We maintain investments in accordance with certain statutory requirements for the funding of statutory premium reserves. Statutory reserve funds are required to be fully funded and invested in high-quality securities and short-term investments. Statutory reserve funds are not available for current claim payments, which must be funded from current operating cash flow. Included in investments in debt and equity securities are statutory reserve funds of approximately $504.2 million and $483.4 million at June 30, 2020 and December 31, 2019, respectively. In addition, included within cash and cash equivalents are statutory reserve funds of approximately $39.4 million and $39.7 million at June 30, 2020 and December 31, 2019, respectively. As of June 30, 2020, our known claims reserve totaled $61.6 million and our estimate of claims that may be reported in the future, under generally accepted accounting principles, totaled $394.4 million. In addition to this, we had cash and investments (excluding equity method investments) of $289.8 million, which are available for underwriter operations, including claims payments, and acquisitions.

The ability of Guaranty to pay dividends to its parent is governed by Texas insurance law. The TDI must be notified of any dividend declared, and any dividend in excess of the statutory maximum of 20% of surplus (approximately $115.0 million as of December 31, 2019) would be, by regulation, considered extraordinary and subject to pre-approval by the TDI. Also, the Texas Insurance Commissioner may raise an objection to a planned distribution during the notification period. Guaranty’s actual ability or intent to pay dividends to its parent may be constrained by business and regulatory considerations, such as the impact of dividends on surplus and liquidity, which could affect its ratings and competitive position, the amount of insurance it can write and its ability to pay future dividends. During the six months ended June 30, 2020, Guaranty paid a dividend of $30.0 million to its parent.

As the parent company conducts no operations apart from its wholly-owned subsidiaries, the discussion below focuses on consolidated cash flows.

	Six Months Ended June 30,
	2020	2019
	($ in millions)
Net cash provided (used) by operating activities	50.1	(8.4)
Net cash (used) provided by investing activities	(38.4)	38.3
Net cash used by financing activities	(29.6)	(22.8)

Operating activities. Our principal sources of cash from operations are premiums on title policies and revenue from title service-related transactions, ancillary services and other operations. Our independent agencies remit cash to us net of their contractual retention. Our principal cash expenditures for operations are employee costs, operating costs and title claims payments.

Net cash provided by operations in the first six months of 2020 improved by $58.5 million, compared to net cash used in the first six months of 2019, primarily due to the higher net income generated, lower claim payments and higher collections on accounts receivable, partially offset by higher payments on accrued liabilities. Although our business is labor intensive, we are focused on a cost-effective, scalable business model which includes utilization of technology, centralized back and middle office functions and business process outsourcing. We are continuing our emphasis on cost management, especially in light of the current economic environment due to the COVID-19 pandemic, specifically focusing on lowering unit costs of production and improving operating margins in our direct title and ancillary services businesses. Our plans to improve margins include additional automation of manual processes, and further consolidation of our various systems and production operations. We are currently investing in the technology necessary to accomplish these goals.

Investing activities. Cash used and provided by investing activities is primarily driven by proceeds from matured and sold investments, purchases of investments, capital expenditures and acquisition of title offices and other businesses. During the first six months of 2020, total proceeds from securities investments sold and matured were $48.6 million, compared to $45.8 million during the same period in 2019. Cash used for purchases of securities investments was $50.9 million during the first six months of 2020, compared to $1.3 million during the same period in 2019, when we invested more in cash equivalents and short-term investments due to favorable interest rates.

During the first six months of 2020 and 2019, we used $6.8 million and $7.9 million, respectively, of cash for purchases of property and equipment, while we used $33.4 million of cash for acquisitions of U.S Appraisals and certain title offices during the first six months of 2020. We maintain investment in capital expenditures at a level that enables us to implement technologies for increasing our operational and back-office efficiencies and to pursue growth in key markets.

Financing activities and capital resources. Total debt and stockholders’ equity were $101.7 million and $787.3 million, respectively, as of June 30, 2020. Payments on notes payable during the first six months of 2020 and 2019 of $8.4 million and $21.5 million, respectively, and notes payable additions of $0.4 million and $20.5 million, respectively, were related to short-term loan agreements in connection with our Section 1031 tax-deferred property exchange (Section 1031) business. During the second quarter 2020, we expanded our line of credit facility and extended its maturity date - refer to Note 1-D to the condensed consolidated financial statements for details. At June 30, 2020, the outstanding balance of our line of credit facility was $98.9 million, while the available balance of the line of credit was $98.6 million, net of an unused $2.5 million letter of credit. At June 30, 2020, our debt-to-equity ratio, excluding our Section 1031 notes, was approximately 12.9%, below the 20% we have set as our unofficial internal limit on leverage.

During each of the first six months of 2020 and 2019, we paid total dividends of $14.2 million or $0.60 per common share.

Effect of changes in foreign currency exchange rates. The effect of changes in foreign currency exchange rates on our cash and cash equivalents on the consolidated statements of cash flows was a net decrease of $1.9 million during the first six months of 2020 and a net increase of $2.0 million during the same period in 2019. Our principal foreign operating unit is in Canada, and, on average, the value of the Canadian dollar relative to the U.S. dollar depreciated in 2020 and improved in 2019.

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

Other comprehensive income (loss). Unrealized gains and losses on available-for-sale debt securities investments and changes in foreign currency exchange rates are reported net of deferred taxes in accumulated other comprehensive income (loss), a component of stockholders’ equity, until they are realized. During the first six months of 2020, net unrealized investment gains of $14.0 million, net of taxes, which increased our other comprehensive income, were primarily related to a net increase in the fair values of our overall bond securities investment portfolio mainly driven by the effect of lower interest rates. During the first six months of 2019, net unrealized investment gains of $14.6 million, net of taxes, which increased our other comprehensive income, were primarily related to increases in the fair values of our overall bond securities investment portfolio driven by reduced interest rates and credit spreads.

Changes in foreign currency exchange rates, primarily related to our Canadian and United Kingdom operations, decreased our other comprehensive income, net of taxes, by $7.2 million in the first six months of 2020; while they increased our other comprehensive income, net of taxes, by $7.1 million for the same period in 2019.

Off-balance sheet arrangements. We do not have any material source of liquidity or financing that involves off-balance sheet arrangements, other than our contractual obligations under operating leases. We also routinely hold funds in segregated escrow accounts pending the closing of real estate transactions and have qualified intermediaries in tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code. The Company holds the proceeds from these transactions until a qualifying exchange can occur. In accordance with industry practice, these segregated accounts are not included on the balance sheet. See Note 16 in our 2019 Form 10-K.

Forward-looking statements. Certain statements in this report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to future, not past, events and often address our expected future business and financial performance.  These statements often contain words such as "expect," "anticipate," "intend," "plan," "believe," "seek," "will," "foresee" or other similar words. Forward-looking statements by their nature are subject to various risks and uncertainties that could cause our actual results to be materially different than those expressed in the forward-looking statements. These risks and uncertainties include, among other things, the volatility of economic conditions, including the duration and effects of the COVID-19 pandemic; adverse changes in the level of real estate activity; changes in mortgage interest rates, existing and new home sales, and availability of mortgage financing; our ability to respond to and implement technology changes, including the completion of the implementation of our enterprise systems; the impact of unanticipated title losses or the need to strengthen our policy loss reserves; any effect of title losses on our cash flows and financial condition; the ability to attract and retain highly productive sales associates; the impact of vetting our agency operations for quality and profitability; independent agency remittance rates; changes to the participants in the secondary mortgage market and the rate of refinancing that affects the demand for title insurance products; regulatory non-compliance, fraud or defalcations by our title insurance agencies or employees; our ability to timely and cost-effectively respond to significant industry changes and introduce new products and services; the outcome of pending litigation; the impact of changes in governmental and insurance regulations, including any future reductions in the pricing of title insurance products and services; our dependence on our operating subsidiaries as a source of cash flow; our ability to access the equity and debt financing markets when and if needed; our ability to grow our international operations; seasonality and weather; and our ability to respond to the actions of our competitors. These risks and uncertainties, as well as others, are discussed in more detail in our documents filed with the Securities and Exchange Commission, including in Part I, Item 1A "Risk Factors" in our 2019 Form 10-K, as updated and supplemented in Part II, Item 1A of this Quarterly Report on Form 10-Q, and as maybe further updated and supplemented from time to time in our future Quarterly Reports on Form 10-Q, and our Current Reports on Form 8-K. All forward-looking statements included in this report are expressly qualified in their entirety by such cautionary statements. We expressly disclaim any obligation to update, amend or clarify any forward-looking statements contained in this report to reflect events or circumstances that may arise after the date hereof, except as may be required by applicable law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes during the quarter ended June 30, 2020 in our investment strategies, types of financial instruments held or the risks associated with such instruments that would materially alter the market risk disclosures made in our 2019 Form 10-K.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. Our principal executive officer and principal financial officer are responsible for establishing and maintaining disclosure controls and procedures. They evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2020, and have concluded that, as of such date, our disclosure controls and procedures are adequate and effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting during the quarter ended June 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

See discussion of legal proceedings in Note 11 to the condensed consolidated financial statements included in Item 1 of Part I of this Report, which is incorporated by reference into this Part II, Item 1, as well as Item 3. Legal Proceedings, in our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 1A. Risk Factors

Except as stated below, there have been no material changes to our risk factors during the six months ended June 30, 2020 since our Annual Report on Form 10-K for the year ended December 31, 2019.

A widespread health outbreak or pandemic, such as the current COVID-19 pandemic, could adversely impact our business operations

In March 2020, a global pandemic escalated relating to a novel strain of coronavirus (COVID-19), which resulted in decreased economic activity and financial volatility globally. In response to the pandemic, health and governmental bodies have issued travel restrictions, quarantine orders, temporary closures of non-essential businesses, and other restrictive measures. Although the title insurance industry has been deemed essential in the United States, the pandemic and measures to contain it have caused disruptions in the real estate market and on our business operations. Depending on the duration and extent of the disruption caused by COVID-19, as well as the counter-measures enacted by health and governmental bodies and their timing, our future results of operations and financial position may be significantly impacted, which may include decreased volume of orders and other business activity, delayed closing of real estate transactions, and decreased value of investments.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases of our Common Stock during the six months ended June 30, 2020, except for repurchases of approximately 12,400 shares (aggregate purchase price of approximately $0.5 million) related to the statutory income tax withholding on the vesting of restricted share and unit grants to executives and senior management.

Item 5. Other Information

Book value per share. Our book value per share was $32.96 and $31.52 as of June 30, 2020 and December 31, 2019, respectively. As of June 30, 2020, our book value per share was based on approximately $781.1 million of stockholders’ equity attributable to Stewart and 23,699,228 shares of Common Stock outstanding. As of December 31, 2019, our book value per share was based on approximately $747.3 million of stockholders’ equity attributable to Stewart and 23,709,407 shares of Common Stock outstanding.

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
First Amendment to Amended and Restated Credit Agreement, dated effective as of May 7, 2020, by and among the Registrant, the guarantors named therein, BBVA USA, f/k/a Compass Bank, N.A., as administrative agent for the lenders, and the Lenders party thereto (incorporated by reference in this report from Exhibit 10.1 of the Current Report on Form 8-K filed May 11, 2020)

10.2†	-
Amended and Restated Employment Agreement entered as of June 1, 2020 and effective as of January 1, 2020, by and between the Registrant and David C. Hisey (incorporated by reference in this report from Exhibit 10.1 of the Current Report on Form 8-K filed June 4, 2020)

10.3†	-
Amended and Restated Employment Agreement entered as of June 1, 2020 and effective as of January 1, 2020, by and between the Registrant and Steven M. Lessack (incorporated by reference in this report from Exhibit 10.2 of the Current Report on Form 8-K filed June 4, 2020)

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

August 3, 2020
Date

Stewart Information Services Corporation
Registrant

By:	/s/ David C. Hisey
David C. Hisey, Chief Financial Officer, Secretary and Treasurer