Form 10-Q
period 2020-09-30
STEWART INFORMATION SERVICES CORP
filed 2020-11-04
CIK 94344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☑
On October 29, 2020, there were 26,719,342 outstanding shares of the issuer's Common Stock.

FORM 10-Q QUARTERLY REPORT
QUARTER ENDED SEPTEMBER 30, 2020

As used in this report, “we,” “us,” “our,” "Registrant," the “Company” and “Stewart” mean Stewart Information Services Corporation and our subsidiaries, unless the context indicates otherwise.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	($000 omitted, except per share)
Revenues
Title revenues:
Direct operations	280,114	245,068	696,611	634,198
Agency operations	282,605	254,155	802,022	699,835
Ancillary services	27,957	8,628	44,573	30,708
Operating revenues	590,676	507,851	1,543,206	1,364,741
Investment income	5,027	4,752	14,530	14,631
Net realized and unrealized (losses) gains	(7)	46,905	(6,035)	50,730
	595,696	559,508	1,551,701	1,430,102
Expenses
Amounts retained by agencies	231,051	208,973	659,138	576,559
Employee costs	155,638	143,815	428,817	412,967
Other operating expenses	98,531	87,826	245,003	251,030
Title losses and related claims	28,427	21,059	68,600	55,532
Depreciation and amortization	5,144	5,694	13,436	17,458
Interest	562	1,080	2,075	3,369
	519,353	468,447	1,417,069	1,316,915
Income before taxes and noncontrolling interests	76,343	91,061	134,632	113,187
Income tax expense	(16,058)	(21,393)	(29,293)	(25,978)
Net income	60,285	69,668	105,339	87,209
Less net income attributable to noncontrolling interests	4,376	3,560	10,107	8,561
Net income attributable to Stewart	55,909	66,108	95,232	78,648

Net income	60,285	69,668	105,339	87,209
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	3,844	(5,135)	(3,404)	1,928
Change in net unrealized gains and losses on investments	920	3,603	15,055	17,985
Reclassification adjustment for realized gains and losses on investments	(175)	(92)	(276)	120
Other comprehensive income (loss), net of taxes:	4,589	(1,624)	11,375	20,033
Comprehensive income	64,874	68,044	116,714	107,242
Less net income attributable to noncontrolling interests	4,376	3,560	10,107	8,561
Comprehensive income attributable to Stewart	60,498	64,484	106,607	98,681

Basic average shares outstanding (000)	25,148	23,616	24,151	23,608
Basic earnings per share attributable to Stewart	2.22	2.80	3.94	3.33
Diluted average shares outstanding (000)	25,297	23,773	24,256	23,780
Diluted earnings per share attributable to Stewart	2.21	2.78	3.93	3.31
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of September 30, 2020 (Unaudited)	As of December 31, 2019
	($000 omitted)
Assets
Cash and cash equivalents	381,560	330,609
Short-term investments	21,288	23,527
Investments in debt and equity securities, at fair value	650,599	645,039
Receivables:
Premiums from agencies	32,749	26,405
Trade and other	47,287	45,962
Income taxes	2,110	1,641
Notes	1,591	2,464
Allowance for uncollectible amounts	(4,456)	(4,469)
	79,281	72,003
Property and equipment:
Land	2,964	3,009
Buildings	22,423	20,519
Furniture and equipment	174,079	178,416
Accumulated depreciation	(148,490)	(151,483)
	50,976	50,461
Operating lease assets	110,038	99,028
Title plants, at cost	72,850	72,627
Investments on equity method basis	6,851	6,169
Goodwill	382,235	248,890
Intangible assets, net of amortization	22,002	4,623
Deferred tax assets	4,451	4,407
Other assets	38,058	35,402
	1,820,189	1,592,785
Liabilities
Notes payable	101,256	110,632
Accounts payable and accrued liabilities	143,207	126,779
Operating lease liabilities	122,475	113,843
Estimated title losses	466,812	459,053
Deferred tax liabilities	35,570	28,719
	869,320	839,026
Contingent liabilities and commitments
Stockholders’ equity
Common Stock ($1 par value) and additional paid-in capital	300,648	188,279
Retained earnings	637,223	564,392
Accumulated other comprehensive income (loss):
Foreign currency translation adjustments	(16,430)	(13,027)
Net unrealized gains on debt securities investments	25,106	10,328
Treasury stock – 352,161 common shares, at cost	(2,666)	(2,666)
Stockholders’ equity attributable to Stewart	943,881	747,306
Noncontrolling interests	6,988	6,453
Total stockholders’ equity (26,719,342 and 23,709,407 shares outstanding)	950,869	753,759
	1,820,189	1,592,785
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2020	2019
	($000 omitted)
Reconciliation of net income to cash provided by operating activities:
Net income	105,339	87,209
Add (deduct):
Depreciation and amortization	13,436	17,458
Provision for bad debt	363	889
Net realized and unrealized losses (gains)	6,035	(730)
Amortization of net premium on debt securities investments	3,280	3,790
Payments for title losses less than (in excess of) provisions	9,615	(11,266)
Adjustment for insurance recoveries of title losses	(73)	175
Increase in receivables – net	(4,290)	(8,838)
(Increase) decrease in other assets – net	(1,702)	2,910
Decrease in accounts payable and other liabilities – net	1,301	6,753
Change in net deferred income taxes	3,576	5,563
Net income from equity investees	(2,385)	(1,996)
Dividends received from equity investees	2,499	1,964
Stock-based compensation expense	4,234	3,380
Other – net	(367)	28
Cash provided by operating activities	140,861	107,289
Investing activities:
Proceeds from sales of investments in securities	25,772	20,899
Proceeds from matured investments in debt securities	46,677	44,685
Purchases of investments in securities	(75,487)	(2,187)
Net sales (purchases) of short-term investments	2,431	(193)
Purchases of property and equipment, and real estate – net	(10,492)	(11,957)
Cash paid for acquisition of businesses	(146,518)	—
Other – net	1,524	2,111
Cash (used) provided by investing activities	(156,093)	53,358
Financing activities:
Proceeds from notes payable	2,361	23,514
Payments on notes payable	(11,737)	(26,179)
Distributions to noncontrolling interests	(9,572)	(8,578)
Issuance of new Common Stock	108,961	—
Repurchases of Common Stock	(826)	(481)
Cash dividends paid	(22,214)	(21,257)
Other - net	(311)	25
Cash provided (used) by financing activities	66,662	(32,956)
Effects of changes in foreign currency exchange rates	(479)	1,202
Increase in cash and cash equivalents	50,951	128,893
Cash and cash equivalents at beginning of period	330,609	192,067
Cash and cash equivalents at end of period	381,560	320,960

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	Common Stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) income	Treasury stock	Noncontrolling interests	Total
	($000 omitted)
Nine Months Ended September 30, 2020
Balance at December 31, 2019	24,062	164,217	564,392	(2,699)	(2,666)	6,453	753,759
Net income attributable to Stewart	—	—	95,232	—	—	—	95,232
Dividends on Common Stock ($0.90 per share)	—	—	(22,401)	—	—	—	(22,401)
Issuance of Common Stock	3,026	105,935	—	—	—	—	108,961
Stock-based compensation	4	4,230	—	—	—	—	4,234
Stock repurchases	(20)	(806)	—	—	—	—	(826)
Change in net unrealized gains and losses on investments, net of taxes	—	—	—	15,055	—	—	15,055
Reclassification adjustment for realized gains and losses on investments, net of taxes	—	—	—	(276)	—	—	(276)
Foreign currency translation adjustments, net of taxes	—	—	—	(3,404)	—	—	(3,404)
Net income attributable to noncontrolling interests	—	—	—	—	—	10,107	10,107
Distributions to noncontrolling interests	—	—	—	—	—	(9,572)	(9,572)
Balance at September 30, 2020	27,072	273,576	637,223	8,676	(2,666)	6,988	950,869

Nine Months Ended September 30, 2019
Balance at December 31, 2018	24,072	162,642	514,248	(24,771)	(2,666)	6,312	679,837
Net income attributable to Stewart	—	—	78,648	—	—	—	78,648
Dividends on Common Stock ($0.90 per share)	—	—	(21,506)	—	—	—	(21,506)
Stock-based compensation	4	3,376	—	—	—	—	3,380
Stock repurchases	(11)	(470)	—	—	—	—	(481)
Change in net unrealized gains and losses on investments, net of taxes	—	—	—	17,985	—	—	17,985
Reclassification adjustment for realized gains and losses on investments, net of taxes, net of taxes	—	—	—	120	—	—	120
Foreign currency translation adjustments, net of taxes	—	—	—	1,928	—	—	1,928
Net income attributable to noncontrolling interests	—	—	—	—	—	8,561	8,561
Distributions to noncontrolling interests	—	—	—	—	—	(8,578)	(8,578)
Net effect of other changes in ownership	—	—	—	—	—	(10)	(10)
Balance at September 30, 2019	24,065	165,548	571,390	(4,738)	(2,666)	6,285	759,884

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	Common Stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Noncontrolling interests	Total
	($000 omitted)
Three Months Ended September 30, 2020
Balances at June 30, 2020	24,052	166,208	589,424	4,087	(2,666)	6,227	787,332
Net income attributable to Stewart	—	—	55,909	—	—	—	55,909
Dividends on Common Stock ($0.30 per share)	—	—	(8,110)	—	—	—	(8,110)
Issuance of Common Stock	3,026	105,935	—	—	—	—	108,961
Stock-based compensation	2	1,783	—	—	—	—	1,785
Stock repurchases	(8)	(350)	—	—	—	—	(358)
Change in net unrealized gains and losses on investments, net of taxes	—	—	—	920	—	—	920
Reclassification adjustment for realized gains and losses on investments, net of taxes	—	—	—	(175)	—	—	(175)
Foreign currency translation adjustments, net of taxes	—	—	—	3,844	—	—	3,844
Net income attributable to noncontrolling interests	—	—	—	—	—	4,376	4,376
Distributions to noncontrolling interests	—	—	—	—	—	(3,615)	(3,615)
Balance at September 30, 2020	27,072	273,576	637,223	8,676	(2,666)	6,988	950,869

Three Months Ended September 30, 2019
Balances at June 30, 2019	24,065	164,235	512,467	(3,114)	(2,666)	5,840	700,827
Net income attributable to Stewart	—	—	66,108	—	—	—	66,108
Dividends on Common Stock ($0.30 per share)	—	—	(7,185)	—	—	—	(7,185)
Stock-based compensation	—	1,323	—	—	—	—	1,323
Stock repurchases	—	(10)	—	—	—	—	(10)
Change in net unrealized gains and losses on investments, net of taxes	—	—	—	3,603	—	—	3,603
Reclassification adjustment for realized gains and losses on investments, net of taxes, net of taxes	—	—	—	(92)	—	—	(92)
Foreign currency translation adjustments, net of taxes	—	—	—	(5,135)	—	—	(5,135)
Net income attributable to noncontrolling interests	—	—	—	—	—	3,560	3,560
Distributions to noncontrolling interests	—	—	—	—	—	(3,091)	(3,091)
Net effect of other changes in ownership	—	—	—	—	—	(24)	(24)
Balance at September 30, 2019	24,065	165,548	571,390	(4,738)	(2,666)	6,285	759,884
See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1

Interim financial statements. The financial information contained in this report for the three months ended September 30, 2020 and 2019, and as of September 30, 2020, is unaudited. This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission on February 27, 2020 (2019 Form 10-K).

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

C. Restrictions on cash and investments. The Company maintains investments in accordance with certain statutory requirements for the funding of statutory premium reserves. Statutory reserve funds are required to be fully funded and invested in high-quality securities and short-term investments. Statutory reserve funds are not available for current claim payments, which must be funded from current operating cash flow. Included in investments in debt and equity securities are statutory reserve funds of approximately $535.7 million and $483.4 million at September 30, 2020 and December 31, 2019, respectively. In addition, included within cash and cash equivalents are statutory reserve funds of approximately $21.1 million and $39.7 million at September 30, 2020 and December 31, 2019, respectively. Although these cash statutory reserve funds are not restricted or segregated in depository accounts, they are required to be held pursuant to state statutes. If the Company fails to maintain minimum investments or cash and cash equivalents sufficient to meet statutory requirements, the Company may be subject to fines or other penalties, including potential revocation of its business license. These funds are not available for any other purpose. In the event that insurance regulators adjust the determination of the statutory premium reserves of the Company’s title insurers, these restricted funds as well as statutory surplus would correspondingly increase or decrease.

D. Issuance of Common Stock. On August 17, 2020, the Company issued an aggregate of 3,026,340 new shares of its Common Stock ($1 par value), which included shares purchased by the underwriters to the transaction. Proceeds from the Common Stock issuance, net of issuance costs, amounted to $109.0 million.

E. Impact of the COVID-19 pandemic. In March 2020, a global pandemic escalated relating to a novel strain of coronavirus (COVID-19), which resulted in a slowdown in the global economy and a U.S. declaration of a national emergency. In response to the pandemic, health and governmental bodies, including the state of Texas where the Company is headquartered, issued travel restrictions, quarantine orders, temporary closures of non-essential businesses and other restrictive measures. To date, various levels of restrictions are still in place across the U.S. to address the spread of COVID-19. Although the title insurance industry has been deemed essential in the U.S., the pandemic and measures to contain it have caused disruptions in the real estate market and in the Company's business operations. To the extent that the COVID-19 pandemic continues or worsens, it could adversely impact the Company's future operational and financial performance, which may result in impairments of its assets. The Company is currently unable to determine the effects the COVID-19 pandemic will have on the Company's future financial statements or results of operations.

NOTE 2

Revenues. The Company's operating revenues, summarized by type, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	($000 omitted)
Title insurance premiums:
Direct	190,794	174,635	478,822	448,920
Agency	282,605	254,155	802,022	699,835
Escrow fees	53,384	38,666	127,903	100,570
Search, abstract and valuation services	42,627	20,922	81,533	63,109
Other revenues	21,266	19,473	52,926	52,307
	590,676	507,851	1,543,206	1,364,741

NOTE 3

Investments in debt and equity securities. The total fair values of the Company's investments in debt and equity securities are as follows:

	September 30, 2020	December 31, 2019
	($000 omitted)
Investments in:
Debt securities	617,895	605,721
Equity securities	32,704	39,318
	650,599	645,039

As of September 30, 2020 and December 31, 2019, the net unrealized investment gains relating to investments in equity securities held were $0.4 million and $6.9 million, respectively (refer to Note 5).

The amortized costs and fair values of investments in debt securities are as follows:

	September 30, 2020		December 31, 2019
	Amortized costs	Fair values	Amortized costs	Fair values
	($000 omitted)
Municipal	46,397	48,952	52,176	53,823
Corporate	301,297	320,348	299,074	309,142
Foreign	231,859	241,969	234,734	236,073
U.S. Treasury Bonds	6,562	6,626	6,664	6,683
	586,115	617,895	592,648	605,721

Foreign debt securities consist of Canadian government and corporate bonds, United Kingdom treasury and corporate bonds, and Mexican government bonds.

Gross unrealized gains and losses on investments in debt securities are as follows:

	September 30, 2020		December 31, 2019
	Gains	Losses	Gains	Losses
	($000 omitted)
Municipal	2,555	—	1,649	2
Corporate	19,396	345	10,091	23
Foreign	10,131	21	2,362	1,023
U.S. Treasury Bonds	88	24	60	41
	32,170	390	14,162	1,089

Debt securities as of September 30, 2020 mature, according to their contractual terms, as follows (actual maturities may differ due to call or prepayment rights):

	Amortized costs	Fair values
	($000 omitted)
In one year or less	68,394	69,164
After one year through five years	299,977	313,410
After five years through ten years	186,766	201,134
After ten years	30,978	34,187
	586,115	617,895

Gross unrealized losses on investments in debt securities and the fair values of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2020, were:

	Less than 12 months		More than 12 months		Total
	Losses	Fair values	Losses	Fair values	Losses	Fair values
	($000 omitted)
Municipal	—	—	—	—	—	—
Corporate	345	22,781	—	—	345	22,781
Foreign	1	4,106	20	240	21	4,346
U.S. Treasury Bonds	—	—	24	1,022	24	1,022
	346	26,887	44	1,262	390	28,149

The number of specific debt investment holdings held in an unrealized loss position as of September 30, 2020 was 15. Of these securities, 3 were in unrealized loss positions for more than 12 months. During 2020, the overall investment fair values increased, primarily resulting from the effect of lower interest rates which was partially offset by increased credit spreads. Since the Company does not intend to sell and will more likely than not maintain each investment security until its maturity or anticipated recovery, and no significant credit risk is deemed to exist, these investments are not considered as other-than-temporarily impaired. The Company believes its investment portfolio is diversified and expects no material loss to result from the failure to perform by issuers of the debt securities it holds. Investments made by the Company are not collateralized.

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

The three levels of inputs used to measure fair value are as follows:

•Level 1 – quoted prices in active markets for identical assets or liabilities;
•Level 2 – observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data; and
•Level 3 – unobservable inputs that are supported by little or no market activity and that are significant to the fair values of the assets or liabilities, including certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

As of September 30, 2020, financial instruments measured at fair value on a recurring basis are summarized below:

	Level 1	Level 2	Fair value measurements
	($000 omitted)
Investments in securities:
Debt securities:
Municipal	—	48,952	48,952
Corporate	—	320,348	320,348
Foreign	—	241,969	241,969
U.S. Treasury Bonds	—	6,626	6,626
Equity securities	32,704	—	32,704
	32,704	617,895	650,599

As of December 31, 2019, financial instruments measured at fair value on a recurring basis are summarized below:

	Level 1	Level 2	Fair value measurements
	($000 omitted)
Investments in securities:
Debt securities:
Municipal	—	53,823	53,823
Corporate	—	309,142	309,142
Foreign	—	236,073	236,073
U.S. Treasury Bonds	—	6,683	6,683
Equity securities	39,318	—	39,318
	39,318	605,721	645,039

As of September 30, 2020, Level 1 financial instruments consist of equity securities. Level 2 financial instruments consist of municipal, governmental, and corporate bonds, both U.S. and foreign. In accordance with the Company’s policies and guidelines which incorporate relevant statutory requirements, the Company’s third-party registered investment manager invests only in securities rated as investment grade or higher by the major rating services, where observable valuation inputs are significant. The fair value of the Company's investments in debt and equity securities is primarily determined using a third-party pricing service provider. The third-party pricing service provider calculates the fair values using both market approach and model valuation methods, as well as pricing information obtained from brokers, dealers and custodians. Management ensures the reasonableness of the third-party service valuations by comparing them with pricing information from the Company's investment manager.

NOTE 5

Net realized and unrealized (losses) gains. Realized and unrealized gains and losses are detailed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	($000 omitted)
Realized gains	241	50,237	1,749	51,190
Realized losses	(209)	(3,038)	(1,556)	(3,402)
Net unrealized investment (losses) gains recognized on equity securities still held at September 30	(39)	(294)	(6,228)	2,942
	(7)	46,905	(6,035)	50,730

Net realized gains for the first nine months of 2020 included $1.3 million of gains from settlements of equity investments with no previously readily determinable fair values (cost-basis investments), partially offset by net realized losses of $1.1 million from the sale of investment securities.

Net realized gains during both the third quarter and first nine months of 2019 included a $50.0 million realized gain related to the merger termination fee paid by Fidelity National Financial and a $2.7 million impairment charge on an equity method investment.

Investment gains and losses recognized related to investments in equity securities are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	($000 omitted)
Net investment (losses) gains recognized on equity securities during the period	(41)	(171)	(7,136)	3,222
Less: Net realized (losses) gains on equity securities sold during the period	(2)	123	(908)	280
Net unrealized investment (losses) gains recognized on equity securities still held at September 30	(39)	(294)	(6,228)	2,942

Proceeds from sales of investments in securities are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	($000 omitted)
Proceeds from sales of debt securities	10,218	10,227	24,990	19,279
Proceeds from sales of equity securities	56	720	782	1,620
Total proceeds from sales of investments in securities	10,274	10,947	25,772	20,899

NOTE 6

Goodwill and other intangibles. The summary of changes in goodwill is as follows.

	Title	Ancillary Services and Corporate	Consolidated Total
		($000 omitted)
Balances at December 31, 2019	243,161	5,729	248,890
Acquisitions	113,642	19,703	133,345
Balances at September 30, 2020	356,803	25,432	382,235

During the third quarter 2020, the Company recorded total goodwill of $112.6 million under the title segment in connection with its acquisition of several title offices. This goodwill adjustment was based on management's preliminary purchase accounting, which is expected to be finalized during the fourth quarter 2020.

During the second quarter 2020, the Company recorded goodwill under the ancillary services and corporate segment, which was based on management's preliminary purchase accounting related to its acquisition of U.S. Appraisals, a national appraisal management company providing residential property appraisals for mortgage lenders. During the third quarter 2020, management completed the purchase accounting, which resulted in goodwill of $19.7 million. The Company also recognized from the acquisition other intangible assets of $19.6 million, primarily related to customer relationships and internally-developed technology, which have estimated useful lives of 10 and 5 years, respectively.

During the first quarter 2020, the Company acquired several title offices which generated a combined goodwill of $1.0 million under the title segment. Subsequent to September 30, 2020, the Company acquired a national provider of appraisal management and residential real estate valuation services. Management expects to finalize the purchase accounting for this acquisition during the fourth quarter 2020.

NOTE 7

Estimated title losses. A summary of estimated title losses for the nine months ended September 30 is as follows:

	2020	2019
	($000 omitted)
Balances at January 1	459,053	461,560
Provisions:
Current year	68,063	54,670
Previous policy years	537	863
Total provisions	68,600	55,533
Payments, net of recoveries:
Current year	(9,595)	(11,424)
Previous policy years	(49,390)	(55,375)
Total payments, net of recoveries	(58,985)	(66,799)
Effects of changes in foreign currency exchange rates	(1,856)	2,067
Balances at September 30	466,812	452,361
Loss ratios as a percentage of title operating revenues:
Current year provisions	4.5%	4.1%
Total provisions	4.6%	4.2%

Provisions in the first nine months of 2020 increased compared to the same period in 2019, primarily as a result of increased title revenues, higher domestic loss provisioning rates due to the current economic environment, and unfavorable loss development related to certain coverages in the Canadian operations. Claim payments in the first nine months of 2020 decreased compared to the same period in 2019, primarily due to lower payments on large and non-large claims relating to prior policy years; while the effect of changes in foreign currency exchange rates for the first nine months of 2020 and 2019 were primarily influenced by the depreciation and appreciation, respectively, of the Canadian dollar against the U.S. dollar during those periods.

NOTE 8

Share-based payments. Prior to 2020, the Company granted time-based and performance-based restricted stock units to executives and senior management employees. Each restricted stock unit represents a contractual right to receive a share of the Company's common stock. The time-based units vest on each of the first three anniversaries of the grant date, while the performance-based units vest upon achievement of certain financial objectives over a period of approximately three years. During the first nine months of 2020, the Company granted time-based restricted stock units and nonqualified stock options, in lieu of performance-based restricted stock units. The stock options vest and may be exercised at a strike price of $39.76 on each of the first three anniversaries of the grant date at a rate of 20%, 30% and 50%, chronologically, and expire 10 years after the grant date.

Awards are made pursuant to the Company’s employee incentive compensation plans and the compensation expense associated with the awards is recognized over the corresponding vesting period. The aggregate grant-date fair values of restricted stock unit and stock option awards during the first nine months of 2020 were $3.8 million (96,000 units with an average grant price per unit of $39.36) and $3.4 million (648,000 options with an average grant price per option of $5.32), respectively. During the first nine months of 2019, the aggregate grant-date fair value of restricted stock unit awards was $5.0 million (119,000 units with an average grant price per unit of $42.05).

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

The calculation of the basic and diluted EPS is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	($000 omitted, except per share)
Numerator:
Net income attributable to Stewart	55,909	66,108	95,232	78,648

Denominator (000):
Basic average shares outstanding	25,148	23,616	24,151	23,608
Average number of dilutive shares relating to grants of restricted shares and units	149	157	105	172
Diluted average shares outstanding	25,297	23,773	24,256	23,780

Basic earnings per share attributable to Stewart	2.22	2.80	3.94	3.33

Diluted earnings per share attributable to Stewart	2.21	2.78	3.93	3.31

NOTE 10

Contingent liabilities and commitments. In the ordinary course of business, the Company guarantees the third-party indebtedness of certain of its consolidated subsidiaries. As of September 30, 2020, the maximum potential future payments on the guarantees are not more than the related notes payable recorded in the condensed consolidated balance sheets. The Company also guarantees the indebtedness related to lease obligations of certain of its consolidated subsidiaries. The maximum future obligations arising from these lease-related guarantees are not more than the Company’s future lease obligations, as presented on the condensed consolidated balance sheets, plus lease operating expenses. As of September 30, 2020, the Company also had unused letters of credit aggregating $5.2 million related to workers’ compensation and other insurance. The Company does not expect to make any payments on these guarantees.

NOTE 11

Regulatory and legal developments. The Company is subject to claims and lawsuits arising in the ordinary course of its business, most of which involve disputed policy claims. In some of these lawsuits, the plaintiffs seek exemplary or treble damages in excess of policy limits. The Company does not expect that any of these ordinary course proceedings will have a material adverse effect on its consolidated financial condition or results of operations. The Company believes that it has adequate reserves for the various litigation matters and contingencies referred to in this paragraph and that the likely resolution of these matters will not materially affect its consolidated financial condition or results of operations.

Additionally, from time to time, the Company receives various inquiries from governmental regulators concerning practices in the insurance industry. Many of these practices do not concern title insurance. To the extent the Company is in receipt of such inquiries, it believes that, where appropriate, it has adequately reserved for these matters and does not anticipate that the outcome of these inquiries will materially affect its consolidated financial condition or results of operations.

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

Selected statement of income information related to these segments is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	($000 omitted)
Title segment:
Revenues	567,743	501,199	1,506,618	1,349,272
Depreciation and amortization	3,748	5,110	11,302	15,309
Income before taxes and noncontrolling interest	82,376	49,481	152,003	88,144

Ancillary services and corporate segment:
Revenues	27,953	58,309	45,083	80,830
Depreciation and amortization	1,396	584	2,134	2,149
(Loss) income before taxes and noncontrolling interest	(6,033)	41,580	(17,371)	25,043

Consolidated Stewart:
Revenues	595,696	559,508	1,551,701	1,430,102
Depreciation and amortization	5,144	5,694	13,436	17,458
Income before taxes and noncontrolling interest	76,343	91,061	134,632	113,187

The Company does not provide asset information by reportable operating segment as it does not routinely evaluate the asset position by segment.

Revenues generated in the United States and all international operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	($000 omitted)
United States	559,057	522,159	1,463,129	1,340,254
International	36,639	37,349	88,572	89,848
	595,696	559,508	1,551,701	1,430,102

NOTE 13
Other comprehensive income (loss). Changes in the balances of each component of other comprehensive income and the related tax effects are as follows:

	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019
	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount
	($000 omitted)
Net unrealized gains and losses on investments:
Change in net unrealized gains and losses on investments	1,164	244	920	4,560	957	3,603
Reclassification adjustment for realized gains and losses on investments	(221)	(46)	(175)	(116)	(24)	(92)
	943	198	745	4,444	933	3,511
Foreign currency translation adjustments	4,384	540	3,844	(6,176)	(1,041)	(5,135)
Other comprehensive income (loss)	5,327	738	4,589	(1,732)	(108)	(1,624)

	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount
	($000 omitted)
Net unrealized gains and losses on investments:
Change in net unrealized gains and losses on investments	19,056	4,001	15,055	22,766	4,781	17,985
Reclassification adjustment for realized gains and losses on investments	(349)	(73)	(276)	152	32	120
	18,707	3,928	14,779	22,918	4,813	18,105
Foreign currency translation adjustments	(4,101)	(697)	(3,404)	2,750	822	1,928
Other comprehensive income	14,606	3,231	11,375	25,668	5,635	20,033

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S OVERVIEW

Third quarter 2020 overview. We reported net income attributable to Stewart of $55.9 million ($2.21 per diluted share) for the third quarter 2020, compared to net income attributable to Stewart of $66.1 million ($2.78 per diluted share) for the third quarter 2019. On an adjusted basis, Stewart’s third quarter 2020 net income of $55.9 million ($2.21 per diluted share) increased 84% from $30.4 million ($1.28 per diluted share) in the third quarter 2019. Third quarter 2020 pretax income before noncontrolling interests was $76.3 million compared to pretax income before noncontrolling interests of $91.1 million for the third quarter 2019.

Third quarter 2019 results included pretax items of:
•$46.9 million of net realized and unrealized gains, primarily composed of a $50.0 million gain recorded in the ancillary services and corporate segment related to the merger termination fee paid by Fidelity National Financial (FNF), and a $2.7 million impairment charge on an equity method investment recorded in the title segment, and
•$1.0 million of third-party advisory expenses related to the terminated FNF merger transaction recorded in other operating expenses within the ancillary services and corporate segment.

Summary results of the title segment are as follows ($ in millions, except pretax margin):

	For the Three Months Ended September 30,
	2020	2019	% Change

Operating revenues	562.7	499.2	13%
Investment income	5.0	4.8	6%
Net realized and unrealized gains (losses)	—	(2.8)	100%
Pretax income	82.4	49.5	66%
Pretax margin	14.5%	9.9%

Title segment pretax income grew $32.9 million, or 66%, while pretax margin also improved 460 basis points to 14.5% in the third quarter 2020 compared to the prior year quarter. Title operating revenues increased $63.5 million, or 13%, resulting from increases in direct title revenues of $35.0 million, or 14%, and gross independent agency revenues of $28.5 million, or 11%. The effect of changes in the fair value of equity securities investments was minimal during the third quarters of 2020 and 2019; however, during the third quarter 2019, the segment recorded a $2.7 million impairment charge on an equity method investment. Excluding the impairment charge, pretax income for the third quarter 2019 would have been $52.3 million (10.4% margin).

Consistent with the increased title revenues in the third quarter 2020, the segment’s overall operating expenses increased $33.6 million, or 7%, as agency retention expenses and combined title employee costs and other operating expenses increased 11% and 3%, respectively, from the third quarter 2019. Our average independent agency remittance rate for the third quarter 2020 improved to 18.2% compared to 17.8% in the prior year quarter; while combined title employee costs and other operating expenses, as percentage of title revenues, was 39.5% in the third quarter 2020 compared to 43.4% in the prior year quarter. Title loss expense increased in the third quarter 2020 primarily due to increased title revenues, higher domestic loss provisioning rates due to the current economic environment, and unfavorable loss development in our Canadian business. As percentage of title revenues, the title loss expense in the third quarter 2020 was 5.1% compared to 4.2% from the prior year quarter.

Direct title revenues (refer to schedule in Results of Operations - Title Revenues section) in the third quarter 2020 increased from the prior year quarter as a result of improved domestic non-commercial revenues, primarily driven by increased purchase and refinancing residential orders from both existing and newly acquired title offices. This increase was partially offset by decreased commercial revenues resulting from reduced transaction sizes and volumes. Domestic commercial fee per file in the third quarter 2020 was approximately $9,700, which was 23% lower than the third quarter 2019; while domestic residential fee per file was approximately $1,900, or 11% lower than the third quarter 2019, primarily due to a higher mix of refinancing compared to purchase transactions.

Summary results of the ancillary services and corporate segment are as follows ($ in millions):

	For the Three Months Ended September 30,
	2020	2019	% Change

Operating revenues	28.0	8.6	224%
Net realized gains	—	49.7	(100)%
Pretax loss	(6.0)	41.6	(115)%

The segment’s results for the third quarter 2019 included a $50.0 million realized gain related to the FNF merger termination fee and $1.0 million of merger expenses. Excluding net realized gains and merger expenses, the segment’s pretax results for the third quarter 2020 improved $1.1 million, or 15%, compared to the prior year quarter. Third quarter segment operating revenues improved, primarily driven by $24.2 million of revenues generated by U.S. Appraisals, which were partially offset by a $4.8 million decline in search and valuation services’ revenues due to significantly lower customer orders. The segment’s results for the third quarter 2020 and 2019 included approximately $6.3 million and $7.3 million, respectively, of net expenses attributable to parent company and corporate operations, with the higher expenses in the third quarter 2019 being primarily driven by the FNF merger expenses mentioned above.

Consistent with our investment and growth strategy of focusing on attractive businesses and geographies where we can have sustained success and where additional scale can efficiently and effectively improve profitability and margins, we acquired a number of title offices in the states of Alaska, Arizona, Colorado and Nevada during the late third quarter 2020. These acquisitions realign Stewart to strongly compete in several strategic markets where we have traditionally been underrepresented. As expected, these acquisitions, along with our second quarter acquisition of U.S. Appraisals, were immediately accretive to Stewart, evidenced by positive contributions to our third quarter 2020 pretax results. Subsequent to September 30, 2020, we acquired a national provider of appraisal management and residential real estate valuation services. Along with U.S. Appraisals, we expect this acquisition to further leverage our position in the evolving real estate closing experience and improve scale and synergies within our ancillary services business. We believe our solid operating results and liquidity position will allow us to continue investing and growing to maximize our operational potential.

COVID-19 pandemic. In March 2020, a global pandemic escalated relating to a novel strain of coronavirus (COVID-19), which resulted in a slowdown in the global economy and a U.S. declaration of a national emergency. In response to the pandemic, health and governmental bodies, including the state of Texas where we are headquartered, issued travel restrictions, quarantine orders, temporary closures of non-essential businesses and other restrictive measures. In response to the pandemic, we deployed our business continuity plan in March and continue to take appropriate measures to protect the safety of all our employees and customers, while monitoring the evolving effects of the COVID-19 pandemic on the national and international fronts. Within the U.S., our business has been deemed an essential business which allows us to continue underwriting and closing real estate transactions for our residential and commercial customers on a daily basis. When possible, we utilize our digital capabilities, including remote online notarization (RON), remote ink notarization (RIN), electronic signature platforms, virtual underwriting, and mobile earnest money transfer tools to aid our employees in facilitating real estate transactions during this challenging environment.

To date, various levels of restrictions to address the spread of COVID-19 are still in place across the U.S. and the rest of the world, with some economies gradually opening up and efforts to develop vaccines continue. We continue to proactively manage our business through this crisis with the help of our exceptional employees and support of our customers. While the pandemic continues to persist, Stewart is committed to helping people safely navigate the real estate closing process. We believe our strong liquidity position will allow us to facilitate our customers’ purchase and refinance of real estate should macro-economic conditions become more challenging.

CRITICAL ACCOUNTING ESTIMATES

The preparation of the Company’s condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures surrounding contingencies and commitments.

Actual results can differ from our accounting estimates. While we do not anticipate significant changes in our estimates, there is a risk that such changes could have a material impact on our consolidated financial condition or results of operations for future periods. During the nine months ended September 30, 2020, we made no material changes to our critical accounting estimates as previously disclosed in Management’s Discussion and Analysis in the 2019 Form 10-K.

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

Factors affecting revenues. The principal factors that contribute to changes in operating revenues for our title and ancillary services and corporate segments include:
•mortgage interest rates;
•availability of mortgage loans;
•number and average value of mortgage loan originations;
•ability of potential purchasers to qualify for loans;
•inventory of existing homes available for sale;
•ratio of purchase transactions compared with refinance transactions;
•ratio of closed orders to open orders;
•home prices;
•consumer confidence, including employment trends;
•demand by buyers;
•number of households;
•premium rates;
•foreign currency exchange rates;
•market share;
•ability to attract and retain highly productive sales associates;
•departure of revenue-attached employees;
•independent agency remittance rates;
•opening of new offices and acquisitions;
•office closures;
•number and value of commercial transactions, which typically yield higher premiums;
•government or regulatory initiatives, including tax incentives and the implementation of the new integrated disclosure requirements;
•acquisitions or divestitures of businesses;
•volume of distressed property transactions;
•seasonality and/or weather; and
•outbreaks of disease, including the COVID-19 pandemic, and related quarantine orders and restrictions on travel, trade and business operations.

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

RESULTS OF OPERATIONS

Comparisons of our results of operations for the three and nine months ended September 30, 2020 with the three and nine months ended September 30, 2019 are set forth below. Factors contributing to fluctuations in the results of operations are presented in the order of their monetary significance, and we have quantified, when necessary, significant changes. Segment results are included in the discussions and, when relevant, are discussed separately.

Our statements on home sales and loan activity are based on published U.S. industry data from sources including Fannie Mae, the Mortgage Bankers Association (MBA), the National Association of Realtors® (NAR) and the U.S. Census Bureau. We also use information from our direct operations.

Operating environment. Existing home sales grew for the fourth consecutive month in September, according to NAR, and is attributed to the currently record-low interest rates and an abundance of buyers in the marketplace, despite lower housing inventory levels compared to last year. Actual existing home sales in the third quarter 2020 grew approximately 13% from the third quarter 2019. On a seasonally-adjusted basis, September 2020 existing home sales increased 21% and 9% from a year ago and August 2020, respectively. September 2020 median and average home prices increased approximately 15% and 12%, respectively, compared to September 2019 prices. September 2020 housing starts improved 2% and 11% from August 2020 and a year ago, respectively. Newly issued building permits in September 2020 also improved, up 5% and 8% from August 2020 and September 2019, respectively.

As reported by Fannie Mae and MBA (averaged), one-to-four family mortgage originations improved 51% to approximately $1.1 trillion in the third quarter 2020 from $702 billion in the third quarter 2019, primarily driven by an approximately 91% increase in refinancing originations resulting from the current lower mortgage interest rate environment. While purchase originations decreased in the second quarter 2020 on a year-on-year basis, third quarter 2020 purchase originations improved 23% sequentially from the second quarter 2020 and also increased 15% compared the third quarter 2019, as the real estate market continues to recover from the effects of the COVID-19 pandemic.

For the fourth quarter 2020, Fannie Mae and MBA are forecasting that existing and new home sales will improve 10% and 35%, respectively, compared to last year's fourth quarter, but consistent with the seasonality of the market, will sequentially decline 1% and 5%, respectively, compared to the third quarter 2020. Total mortgage originations for the fourth quarter 2020 are expected to improve 17% from last year's fourth quarter, driven by 23% and 13% higher purchase and refinancing lending, respectively. The 30-year mortgage interest rate is expected to average approximately 3.1% for the year 2020, compared to the 2019 average of 3.8%.

Title revenues. Direct title revenue information is presented below:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	Change	% Change	2020	2019	Change	% Change
	($ in millions)				($ in millions)
Non-commercial
Domestic	208.2	160.5	47.7	30%	503.8	416.8	87.0	21%
International	30.4	28.8	1.6	6%	70.4	66.8	3.6	5%
	238.6	189.3	49.3	26%	574.2	483.6	90.6	19%
Commercial:
Domestic	36.7	49.7	(13.0)	(26)%	108.7	133.7	(25.0)	(19)%
International	4.8	6.1	(1.3)	(21)%	13.7	16.9	(3.2)	(19)%
	41.5	55.8	(14.3)	(26)%	122.4	150.6	(28.2)	(19)%
Total direct title revenues	280.1	245.1	35.0	14%	696.6	634.2	62.4	10%

Direct title revenues improved in the third quarter and first nine months of 2020, compared to the same periods last year, primarily as a result of higher domestic non-commercial revenues driven by increased purchase and refinancing residential orders from existing offices and revenues generated by newly acquired title offices, which were approximately $10.3 million for the third quarter and first nine months of 2020. These increases were partially offset by decreased commercial revenues resulting from reduced transaction sizes and volumes. Total refinancing and purchased closed orders increased 47% and 42% in the third quarter and first nine months of 2020, respectively; while commercial closed orders decreased 4% and 11%, respectively, compared to the same periods in 2019.

Domestic residential fee per file for both the third quarter and first nine months of 2020 was approximately $1,900, lower compared to $2,200 for both the same periods in 2019 primarily as a result of a higher mix of refinancing compared to purchase transactions in 2020. Domestic commercial fee per file in the third quarter and first nine months of 2020 declined to approximately $9,700 and $10,300, respectively, compared to $12,600 and $11,300, respectively, in the same periods in 2019, primarily due to the slowdown in the commercial real estate market resulting from the COVID-19 pandemic. Total international revenues in the third quarter and first nine months of 2020 were comparable to the third quarter and first nine months of 2019, primarily as a result of higher volumes generated by our Canada operations being offset by lower volumes from other international locations.

Orders information for the three and nine months ended September 30 is as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	Change	% Change	2020	2019	Change	% Change
Opened Orders:
Commercial	3,703	4,251	(548)	(13)%	11,308	13,209	(1,901)	(14)%
Purchase	73,668	60,579	13,089	22%	184,240	179,298	4,942	3%
Refinance	86,823	45,387	41,436	91%	223,322	101,913	121,409	119%
Other	1,067	1,128	(61)	(5)%	2,293	3,827	(1,534)	(40)%
Total	165,261	111,345	53,916	48%	421,163	298,247	122,916	41%

Closed Orders:
Commercial	3,799	3,956	(157)	(4)%	10,556	11,809	(1,253)	(11)%
Purchase	52,407	46,080	6,327	14%	123,548	124,994	(1,446)	(1)%
Refinance	56,027	27,834	28,193	101%	138,909	59,831	79,078	132%
Other	555	604	(49)	(8)%	1,316	2,555	(1,239)	(48)%
Total	112,788	78,474	34,314	44%	274,329	199,189	75,140	38%

Gross revenues from independent agency operations increased $28.5 million, or 11%, and $102.2 million, or 15%, in the third quarter and first nine months of 2020, respectively, compared to the same periods last year, which was consistent with the improving real estate market trends and the continued return of agents after the FNF merger termination. Agency revenues, net of retention, increased $6.4 million, or 14%, and $19.6 million, or 16%, in the third quarter and first nine months of 2020, respectively, compared to the same periods in 2019, generally in line with the gross agency revenue change. Refer further to the "Retention by agencies" discussion under Expenses below.

Ancillary services revenues. Ancillary services operating revenues for the third quarter and first nine months of 2020 increased $19.3 million, or 224%, and $13.9 million, or 45%, compared to the same periods in 2019. U.S. Appraisals, which we acquired during the late second quarter 2020, generated revenues of $24.2 million and $31.3 million in the third quarter and first nine months of 2020, respectively. These revenues were partially offset by lower revenues from our existing search and valuation services of $4.9 million and $17.1 million (both 57%) in the third quarter and first nine months of 2020, respectively, compared to the same periods in 2019, primarily driven by significantly lower orders from several customers.

Investment income. Investment income for both the third quarter and first nine months of 2020 was generally comparable to the same periods in 2019, primarily as a result of increased dividend income offsetting the effect of reduced interest income due to the lower interest rates on our investments in 2020.

Net realized and unrealized (losses) gains. Refer to Note 5 to the condensed consolidated financial statements.

Expenses. An analysis of expenses is shown below:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	Change	% Change	2020	2019	Change	% Change
	($ in millions)				($ in millions)

Amounts retained by agencies	231.1	209.0	22.1	11%	659.1	576.6	82.5	15%
As a % of agency revenues	81.8%	82.2%			82.2%	82.4%
Employee costs	155.6	143.8	11.8	8%	428.8	413.0	15.8	5%
As a % of operating revenues	26.3%	28.3%			27.8%	30.3%
Other operating expenses	98.5	87.8	10.7	12%	245.0	251.0	(6.0)	(2)%
As a % of operating revenues	16.7%	17.3%			15.9%	18.4%
Title losses and related claims	28.4	21.1	7.4	35%	68.6	55.5	13.1	24%
As a % of title revenues	5.1%	4.2%			4.6%	4.2%

Retention by agencies. Amounts retained by title agencies are based on agreements between agencies and our title underwriters. Amounts retained by independent agencies, as a percentage of revenues generated by them, averaged 81.8% and 82.2% in the third quarter and first nine months of 2020, respectively, as compared to 82.2% and 82.4% in the same periods in 2019. The average retention percentage may vary from period to period due to the geographical mix of agency operations, the volume of title revenues and, in some states, laws or regulations. Due to the variety of such laws or regulations, as well as competitive factors, the average retention rate can differ significantly from state to state. In addition, a high proportion of our independent agencies are in states with retention rates greater than 80%. We continue to focus on increasing profit margins in every state, increasing premium revenue in states where remittance rates are above 20%, and maintaining the quality of our agency network, which we believe to be the industry’s best, in order to mitigate claims risk and drive consistent future performance. While market share is important in our agency operations channel, it is not as important as margins, risk mitigation and profitability.

Employee costs. Consolidated employee costs increased 8% and 5% in the third quarter and first nine months of 2020, compared to the same periods in 2019, primarily as a result of acquisitions and higher incentive compensation related to improved overall operating results, partially offset by lower salaries expenses resulting from an overall lower average employee count (excluding acquisitions). Employee costs for the first nine months of 2020 were also increased by severance expenses related to cost savings initiatives during the second quarter 2020. Total employee costs for the third quarter and first nine months of 2020 related to new acquisitions were $6.1 million and $6.6 million, respectively.

Excluding acquisitions, employee costs in the title segment in the third quarter and first nine months of 2020 increased $6.3 million, or 5%, and $11.2 million, or 3%, respectively, primarily due to increased incentive compensation on improved title revenues, partially offset by lower salaries expenses due to a lower average employee count. Severance expenses related to cost savings initiatives during the second quarter 2020 also contributed to the employee cost increase during the first nine months of 2020 for the segment. Excluding U.S. Appraisals, employee costs in the ancillary services and corporate segment decreased $0.6 million and $1.9 million (both 11%) in the third quarter and first nine months of 2020, respectively, compared to the same periods in 2019, primarily due to lower salaries expenses resulting from a lower average employee count.

As a percentage of total operating revenues, consolidated employee costs improved to 26.3% and 27.8% in the third quarter and first nine months of 2020, respectively, compared to 28.3% and 30.3% in the same periods in 2019, which were primarily influenced by our continued focus on managing operating costs.

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

Consolidated other operating expenses increased 12% in the third quarter 2020 and decreased 2% in the first nine months of 2020, compared to the same periods in 2019. Included in other operating expenses were $21.7 million and $27.7 million of expenses related to new acquisitions for the third quarter and first nine months of 2020, respectively, which primarily consisted of outside valuation fees by U.S. Appraisals. Also, during the third quarter and first nine months of 2019, we incurred $1.0 million and $6.7 million, respectively, of third-party advisory expenses recorded in the ancillary services and corporate segment related to the terminated FNF merger transaction. Excluding acquisitions and non-operating expenses, other operating expenses for the third quarter and first nine months of 2020 decreased $10.0 million, or 12%, and $27.0 million, or 11%, respectively, compared to the same periods in 2019, and as a percentage of operating revenues, were 13.8% and 14.5% in the third quarter and first nine months of 2020, respectively, compared to 17.1% and 17.9% in the same prior year periods.

Total costs that follow, to varying degrees, changes in transaction volumes and revenues increased $17.5 million, or 43%, and $17.6 million, or 16%, in the third quarter and first nine months of 2020, respectively, compared to the same periods in 2019, mainly due to increased outside search and valuation fees primarily resulting from U.S. Appraisals' revenues and increased premium taxes consistent with higher direct title revenues. Excluding the non-operating expenses above, total costs that are fixed in nature in the third quarter and first nine months of 2020 decreased $2.1 million, or 6%, and $6.6 million, or 7%, respectively, compared to the same periods in 2019, primarily due to lower rent and occupancy expenses. Total costs that fluctuate independently of revenues decreased $3.6 million, or 31%, and $10.3 million, or 32%, in the third quarter and first nine months of 2020, respectively, compared to the same periods in 2019, primarily due to decreased marketing and travel expenses mainly as a result of the COVID-19 pandemic.

Title losses. Provisions for title losses, as a percentage of title operating revenues, were 5.1% and 4.6% for the third quarter and first nine months of 2020, respectively, compared to 4.2% for both the third quarter and first nine months of 2019. Title loss expense increased $7.4 million and $13.1 million in the third quarter and first nine months of 2020, respectively, compared to the same periods in 2019. The title loss ratio in any given quarter can be significantly influenced by changes in new large claims incurred, escrow losses and adjustments to reserves for existing large claims.

The composition of title policy loss expense is as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	Change	% Change	2020	2019	Change	% Change
	($ in millions)				($ in millions)
Provisions – known claims:
Current year	3.0	4.1	(1.1)	(27)%	7.6	8.4	(0.8)	(10)%
Prior policy years	16.9	18.0	(1.1)	(6)%	45.0	55.7	(10.7)	(19)%
	19.9	22.1	(2.2)	(10)%	52.6	64.1	(11.5)	(18)%
Provisions – IBNR
Current year	25.3	16.7	8.6	51%	60.5	46.2	14.3	31%
Prior policy years	0.1	0.3	(0.2)	(67)%	0.5	0.9	(0.4)	(44)%
	25.4	17.0	8.4	49%	61.0	47.1	13.9	30%
Transferred from IBNR to known claims	(16.9)	(18.0)	1.1	(6)%	(45.0)	(55.7)	10.7	(19)%
Total provisions	28.4	21.1	7.4	35%	68.6	55.5	13.1	24%

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

Total known claims provisions decreased in the third quarter and first nine months of 2020 compared to the same periods last year, primarily as a result of decreased dollar amounts of claims reported relating to both current and prior policy years. Current year IBNR provisions in the third quarter and first nine months of 2020 increased primarily due to increased title premiums in 2020, higher domestic loss provisioning rates due to the current economic and mortgage forbearance environment which is expected to result in increased defaults and title losses, and unfavorable loss development in certain coverages within our Canadian business. As a percentage of title operating revenues, provisions - IBNR for the current policy year were 4.5% and 4.0% in the third quarter and first nine months of 2020, respectively, compared with 3.3% and 3.5% in the third quarter and first nine months of 2019, respectively.

Cash claim payments decreased $1.1 million, or 5%, and $7.8 million, or 12%, in the third quarter and first nine months of 2020, respectively, compared to the same periods in 2019, primarily due to lower payments on large and non-large claims relating to prior policy years. We continue to manage and resolve large claims prudently and in keeping with our commitments to our policyholders.

In addition to title policy claims, we incur losses in our direct operations from escrow, closing and disbursement functions. These escrow losses typically relate to errors or other miscalculations of amounts to be paid at closing, including timing or amount of a mortgage payoff, payment of property or other taxes and payment of homeowners’ association fees. Escrow losses also arise in cases of fraud, and in those cases, the title insurer incurs the loss under its obligation to ensure that an unencumbered title is conveyed. Escrow losses are recognized as expenses when discovered or when contingencies associated with them (such as litigation) are resolved and are typically paid less than 12 months after the loss is recognized. During both the first nine months of 2020 and 2019, we recorded approximately $1.0 million and $1.6 million, respectively, of policy loss expenses relating to escrow losses arising from fraud.

Total title policy loss reserve balances are as follows:

	September 30, 2020	December 31, 2019
	($ in millions)
Known claims	61.4	67.8
IBNR	405.4	391.3
Total estimated title losses	466.8	459.1

Title claims are generally incurred within the first nine years after policy issuance and the timing of payments on these claims can significantly impact the balance of known claims, since claims, in many cases, may be open for several years before resolution and payment occur. As a result, the estimate of the ultimate amount to be paid on any claim may be modified over that time period. Due to the inherent uncertainty in predicting future title policy losses, significant judgment is required by both our management and our third party actuaries in estimating reserves. As a consequence, our ultimate liability may be materially greater or less than current reserves and/or our third party actuary’s calculated estimates.

Depreciation and amortization. Depreciation and amortization expenses during the third quarter and first nine months of 2020 decreased $0.6 million, or 10%, and $4.0 million, or 23%, respectively, compared to the same periods in 2019. These decreases were primarily due to certain information technology assets and fixed assets, which became fully depreciated or were impaired during 2019, partially offset by incremental intangible asset amortization expenses related to our U.S. Appraisals acquisition which approximated $1.1 million for both the third quarter and first nine months of 2020.

Income taxes. Our effective tax rates for the third quarter and first nine months of 2020 were 22% and 24%, respectively, based on income before taxes and after deducting income attributable to noncontrolling interests, in comparison with effective tax rates of 24% and 25% for the third quarter and first nine months of 2019, respectively. The lower effective tax rates for the third quarter and first nine months of 2020 primarily resulted from increased year over year annualized pretax income and reductions in expected nondeductible expenses in 2020.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources reflect our ability to generate cash flow to meet our obligations to shareholders, customers (payments to satisfy claims on title policies), vendors, employees, lenders and others. As of September 30, 2020, our cash and investments, including amounts reserved pursuant to statutory requirements, aggregated $1.1 billion ($496.7 million, net of statutory reserves on cash and investments). Of our total cash and investments at September 30, 2020, $747.2 million ($411.5 million, net of statutory reserves) was held in the United States and the rest internationally, principally in Canada.

Cash held at the parent company totaled $31.3 million at September 30, 2020. As a holding company, the parent company is funded principally by cash from its subsidiaries in the form of dividends, operating and other administrative expense reimbursements and pursuant to intercompany tax sharing agreements. The expense reimbursements are paid in accordance with management agreements, approved by the Texas Department of Insurance (TDI), among us and our subsidiaries. In addition to funding operating expenses, cash held at the parent company is used for dividend payments to common stockholders and for stock repurchases, if any. To the extent such uses exceed cash available, the parent company is dependent on distributions from its regulated title insurance underwriter, Stewart Title Guaranty Company (Guaranty).

A substantial majority of our consolidated cash and investments as of September 30, 2020 was held by Guaranty and its subsidiaries. The use and investment of these funds, dividends to the parent company, and cash transfers between Guaranty and its subsidiaries and the parent company are subject to certain legal and regulatory restrictions. In general, Guaranty may use its cash and investments in excess of its legally-mandated statutory premium reserve (established in accordance with requirements under Texas law) to fund its insurance operations, including claim payments. Guaranty may also, subject to certain limitations, provide funds to its subsidiaries (whose operations consist principally of field title offices and ancillary services operations) for their operating and debt service needs.

We maintain investments in accordance with certain statutory requirements for the funding of statutory premium reserves. Statutory reserve funds are required to be fully funded and invested in high-quality securities and short-term investments. Statutory reserve funds are not available for current claim payments, which must be funded from current operating cash flow. Included in investments in debt and equity securities are statutory reserve funds of approximately $535.7 million and $483.4 million at September 30, 2020 and December 31, 2019, respectively. In addition, included within cash and cash equivalents are statutory reserve funds of approximately $21.1 million and $39.7 million at September 30, 2020 and December 31, 2019, respectively. As of September 30, 2020, our known claims reserve totaled $61.4 million and our estimate of claims that may be reported in the future, under generally accepted accounting principles, totaled $405.4 million. In addition to this, we had cash and investments (excluding equity method investments) of $322.7 million, which are available for underwriter operations, including claims payments, and acquisitions.

The ability of Guaranty to pay dividends to its parent is governed by Texas insurance law. The TDI must be notified of any dividend declared, and any dividend in excess of the statutory maximum of 20% of surplus (approximately $115.0 million as of December 31, 2019) would be, by regulation, considered extraordinary and subject to pre-approval by the TDI. Also, the Texas Insurance Commissioner may raise an objection to a planned distribution during the notification period. Guaranty’s actual ability or intent to pay dividends to its parent may be constrained by business and regulatory considerations, such as the impact of dividends on surplus and liquidity, which could affect its ratings and competitive position, the amount of insurance it can write and its ability to pay future dividends. During the nine months ended September 30, 2020, Guaranty paid a dividend of $30.0 million to its parent.

As the parent company conducts no operations apart from its wholly-owned subsidiaries, the discussion below focuses on consolidated cash flows.

	Nine Months Ended September 30,
	2020	2019
	($ in millions)
Net cash provided by operating activities	140.9	107.3
Net cash (used) provided by investing activities	(156.1)	53.4
Net cash provided (used) by financing activities	66.7	(33.0)

Operating activities. Our principal sources of cash from operations are premiums on title policies and revenue from title service-related transactions, ancillary services and other operations. Our independent agencies remit cash to us net of their contractual retention. Our principal cash expenditures for operations are employee costs, operating costs and title claims payments.

Net cash provided by operations in the first nine months of 2020 improved by $33.6 million, compared to the first nine months of 2019, primarily due to the higher net income generated and lower claim payments. Also included in the net cash provided by operations in 2019 was the $50.0 million FNF merger termination fee. Although our business is labor intensive, we are focused on a cost-effective, scalable business model which includes utilization of technology, centralized back and middle office functions and business process outsourcing. We are continuing our emphasis on cost management, especially in light of the current economic environment due to the COVID-19 pandemic, specifically focusing on lowering unit costs of production and improving operating margins in our direct title and ancillary services businesses. Our plans to improve margins include additional automation of manual processes, and further consolidation of our various systems and production operations. We are currently investing in the technology necessary to accomplish these goals.

Investing activities. Cash used and provided by investing activities is primarily driven by proceeds from matured and sold investments, purchases of investments, capital expenditures and acquisition of title offices and other businesses. During the first nine months of 2020, total proceeds from securities investments sold and matured were $72.4 million, compared to $65.6 million during the same period in 2019. Cash used for purchases of securities investments was $75.5 million during the first nine months of 2020, compared to $2.2 million during the same period in 2019, when we invested more in cash equivalents and short-term investments due to favorable interest rates.

During the first nine months of 2020, we used $146.5 million of cash for acquisitions of certain title offices and U.S Appraisals; while during the first nine months of 2020 and 2019, we used $10.5 million and $12.0 million, respectively, of cash for purchases of property and equipment. We maintain investment in capital expenditures at a level that enables us to implement technologies for increasing our operational and back-office efficiencies and to pursue growth in key markets.

Financing activities and capital resources. During the third quarter 2020, we generated net proceeds of approximately $109.0 million from an issuance of new shares of Common Stock (refer also to Note 1-D to the condensed consolidated financial statements). We used the proceeds primarily for the acquisition of several title offices during the third quarter 2020. During the first nine months of 2020 and 2019, we paid total dividends of $22.2 million and $21.3 million, respectively, or $0.90 per common share for both periods.

Total debt and stockholders’ equity were $101.3 million and $950.9 million, respectively, as of September 30, 2020. Payments on notes payable during the first nine months of 2020 and 2019 of $10.3 million and $23.9 million, respectively, and notes payable additions of $2.4 million and $23.5 million, respectively, were related to short-term loan agreements in connection with our Section 1031 tax-deferred property exchange (Section 1031) business. At September 30, 2020, the outstanding balance of our line of credit facility was $98.9 million, while the available balance of the line of credit was $98.6 million, net of an unused $2.5 million letter of credit. At September 30, 2020, our debt-to-equity ratio, excluding our Section 1031 notes, was approximately 10.6%, below the 20% we have set as our unofficial internal limit on leverage.

Effect of changes in foreign currency exchange rates. The effect of changes in foreign currency exchange rates on our cash and cash equivalents on the consolidated statements of cash flows was a net decrease of $0.5 million during the first nine months of 2020 and a net increase of $1.2 million during the same period in 2019. Our principal foreign operating unit is in Canada, and, on average, the value of the Canadian dollar relative to the U.S. dollar depreciated in 2020 and improved in 2019.

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

Contingent liabilities and commitments. See discussion of contingent liabilities and commitments in Note 10 to the condensed consolidated financial statements.

Other comprehensive income (loss). Unrealized gains and losses on available-for-sale debt securities investments and changes in foreign currency exchange rates are reported net of deferred taxes in accumulated other comprehensive income (loss), a component of stockholders’ equity, until they are realized. During the first nine months of 2020, net unrealized investment gains of $14.8 million, net of taxes, which increased our other comprehensive income, were primarily related to a net increase in the fair values of our overall bond securities investment portfolio mainly driven by the effect of lower interest rates and partially offset by higher credit spreads. During the first nine months of 2019, net unrealized investment gains of $18.1 million, net of taxes, which increased our other comprehensive income, were primarily related to increases in the fair values of our overall bond securities investment portfolio driven by reduced interest rates and credit spreads.

Changes in foreign currency exchange rates, primarily related to our Canadian and United Kingdom operations, decreased our other comprehensive income, net of taxes, by $3.4 million in the first nine months of 2020; while they increased our other comprehensive income, net of taxes, by $1.9 million for the same period in 2019.

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

our ability to timely and cost-effectively respond to significant industry changes and introduce new products and services; the outcome of pending litigation; the impact of changes in governmental and insurance regulations, including any future reductions in the pricing of title insurance products and services; our dependence on our operating subsidiaries as a source of cash flow; our ability to access the equity and debt financing markets when and if needed; our ability to grow our international operations; seasonality and weather; and our ability to respond to the actions of our competitors. These risks and uncertainties, as well as others, are discussed in more detail in our documents filed with the Securities and Exchange Commission, including in Part I, Item 1A "Risk Factors" in our 2019 Form 10-K, as updated and supplemented in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, and as maybe further updated and supplemented from time to time in our future Quarterly Reports on Form 10-Q, and our Current Reports on Form 8-K. All forward-looking statements included in this report are expressly qualified in their entirety by such cautionary statements. We expressly disclaim any obligation to update, amend or clarify any forward-looking statements contained in this report to reflect events or circumstances that may arise after the date hereof, except as may be required by applicable law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes during the quarter ended September 30, 2020 in our investment strategies, types of financial instruments held or the risks associated with such instruments that would materially alter the market risk disclosures made in our 2019 Form 10-K.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. Our principal executive officer and principal financial officer are responsible for establishing and maintaining disclosure controls and procedures. They evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2020, and have concluded that, as of such date, our disclosure controls and procedures are adequate and effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting during the quarter ended September 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

See discussion of legal proceedings in Note 11 to the condensed consolidated financial statements included in Item 1 of Part I of this Report, which is incorporated by reference into this Part II, Item 1, as well as Item 3. Legal Proceedings, in our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 and in Part II, Item 1A. “Risk Factors” in the Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, which could adversely affect our business, financial condition, results of operations, liquidity, and the trading price of our common stock. There have been no material changes to our risk factors during the nine months ended September 30, 2020 since our Annual Report on Form 10-K for the year ended December 31, 2019 or our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases of our Common Stock during the nine months ended September 30, 2020, except for repurchases of approximately 20,300 shares (aggregate purchase price of approximately $0.8 million) related to the statutory income tax withholding on the vesting of restricted share and unit grants to executives and senior management.

Item 5. Other Information

Book value per share. Our book value per share was $35.33 and $31.52 as of September 30, 2020 and December 31, 2019, respectively. As of September 30, 2020, our book value per share was based on approximately $943.9 million of stockholders’ equity attributable to Stewart and 26,719,342 shares of Common Stock outstanding. As of December 31, 2019, our book value per share was based on approximately $747.3 million of stockholders’ equity attributable to Stewart and 23,709,407 shares of Common Stock outstanding.

Item 6. Exhibits

Exhibit

3.1	-	Restated Certificate of Incorporation of the Registrant, dated April 28, 2016 (incorporated by reference in this report from Exhibit 3.1 of the Current Report on Form 8-K filed April 29, 2016)

3.2	-	Third Amended and Restated By-Laws of the Registrant, as of April 27, 2016 (incorporated by reference in this report from Exhibit 3.2 of the Current Report on Form 8-K filed April 28, 2016)

10.1*	-
Asset Purchase and Sale Agreement, dated and effective September 1, 2020, by and between the Registrant and Unified Title Company, LLC, Unified Title Company of Northern Colorado, LLC, Legacy Title Group, LLC, Empire West Title Agency, LLC, Western Title Company, LLC, Colorado Escrow and Title Services, LLC, Empire Title of Colorado Springs, LLC, Western Exchange Services, LLC, El Paso Title Plant, LLC, and ET Production Services, LLC

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

November 4, 2020
Date

Stewart Information Services Corporation
Registrant

By:	/s/ David C. Hisey
David C. Hisey, Chief Financial Officer, Secretary and Treasurer