Form 10-K
period 2020-12-31
STEWART INFORMATION SERVICES CORP
filed 2021-03-01
CIK 94344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

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

☑	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No ☑
The aggregate market value of the Common Stock (based upon the closing sales price of the Common Stock of Stewart Information Services Corporation, as reported by the NYSE on June 30, 2020) held by non-affiliates of the Registrant was approximately $752.2 million.
On February 19, 2021, there were 26,752,903 outstanding shares of the Registrant's Common Stock.
Documents Incorporated by Reference
Portions of the definitive proxy statement (the Proxy Statement), in connection with the Registrant's 2020 Annual Meeting of Stockholders, are incorporated herein by reference in Part III of this document.

FORM 10-K ANNUAL REPORT
YEAR ENDED DECEMBER 31, 2020

As used in this report, “we,” “us,” “our,” the “Company” and “Stewart” mean Stewart Information Services Corporation and our subsidiaries, unless the context indicates otherwise.

PART I

Item 1. Business

Established in 1893, Stewart Information Services Corporation (NYSE:STC) is a global customer-driven, technology-enabled, strategically competitive, real estate information, title insurance and transaction management company headquartered in Houston, Texas. Stewart is one of the largest title companies in the industry and, through a network of owned operations and independent title agencies, provides title insurance and related information services required for settlement by the real estate and mortgage industries. Stewart operates primarily throughout the United States (U.S.) and has regional offices in Australia, Canada, the Caribbean, Europe, Mexico and the United Kingdom. Stewart also provides appraisal management services; search and valuation services; online notarization and closing services, loan origination, default and servicing support; home and personal insurance services; tax-deferred exchanges; and technology to streamline the real estate process.

We currently report our business in two segments: title insurance and related services (title), and ancillary services and corporate. Refer to Note 19 to our audited consolidated financial statements and Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) for financial information related to our segments.

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

At the closing or settlement of a sale transaction, the seller executes and delivers a deed to the new owner. The buyer typically signs new mortgage documents and closing funds are disbursed to the seller, the prior lender, real estate brokers, the title company and others. The documents are then recorded in the public records. A title insurance policy is generally issued to both the new lender and the owner at the closing of the transaction.

At the closing or settlement of a refinance transaction, the borrower executes and delivers a mortgage or deed of trust to the lender. The borrower typically signs the mortgage documents and closing funds are ordinarily disbursed to the prior lender, the title company and others. The documents are then recorded in the public records. A title insurance policy is generally issued to the new lender at the closing or recording of the transaction.

Title insurance policies. Lenders in the United States generally require title insurance as a condition to making a loan on real estate, including securitized lending, as this assures lenders of the priority of their lien position on the real estate property. Also, the purchasers of the real estate property want insurance to protect against claims that may arise against the title to the property. The face amount of the owner's policy is normally the purchase price in a purchase transaction, while the face amount of the lender's policy is the amount of the related loan when financing is involved in either purchase or refinance transaction.

Title insurance is substantially different from other types of insurance. Fire, auto, health and life insurance policies protect against future losses and events. In contrast, title insurance insures against losses from past events and seeks to protect the policyholder or lender by eliminating covered risks through the examination and settlement process. In essence, subject to its exceptions and exclusions, a title insurance policy provides a warranty to the policyholder that the title to the property is free from defects that might impair ownership rights, or in the case of a lender's policy, that there is priority of lien position. Most other forms of insurance provide protection for a limited period of time and, hence the policy must be periodically renewed. Title insurance, however, is issued for a one-time premium and the policy provides protection for as long as the owner owns the property, or has liability in connection with the property, or a lender under its policy has its insured lien on the property. Also, a title insurance policy does not have a finite contract term, whereas most other lines of insurance have definite beginning and ending dates for coverage. Although a title insurance policy provides protection for as long as the owner owns the property being covered, the title insurance company generally does not have information about which policies are still effective. Most other lines of insurance receive periodic premium payments and policy renewals thereby allowing the insurance company to know which policies are effective. In certain circumstances outside the U.S. and Canada, we may provide coverage against certain known risks after analyzing the underwriting risks.

Losses. Losses on policies occur when a title defect is not discovered during the examination and settlement process. Reasons for losses include, but are not limited to, forgeries, misrepresentations, unrecorded or undiscovered liens, the failure to pay off existing liens, mortgage lending fraud, mishandling or defalcation of settlement funds, issuance by independent agencies of unauthorized coverage and defending policyholders when covered claims are filed against an owner's or lender's interest in the property. Losses may also occur for coverage we may provide under Closing Protection Letters.

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

Amounts shown as our estimated liability for future loss payments are continually reviewed by us for reasonableness and adjusted as appropriate. We have consistently followed the same basic method of estimating and recording our loss reserves for more than 30 years. As part of our process, we also obtain input from third-party actuaries regarding our methodology and resulting reserve calculations. While we are responsible for determining our loss reserves, we utilize this actuarial input to assess the overall reasonableness of our estimated reserves.

See Critical Accounting Estimates - Title Loss Reserves under Item 7 - MD&A for information on current year policy losses and consolidated balance sheet reserves.

Factors affecting revenues. Title insurance revenues are closely related to the level of activity in the real estate markets we serve and the prices at which real estate sales are made. Real estate sales are directly affected by the availability and cost of money to finance purchases. Other factors include consumer confidence, demand by buyers, foreign currency exchange rates and weather. In periods of low interest rates, loan refinancing transactions are also an important contributor to revenues. These factors may override the seasonal nature of the title business. Generally, our first quarter is the least active and our second and third quarters are the most active in terms of title insurance revenues. Refer to Item 7 - MD&A, Results of Operations - Industry Data for comparative information on home sales, mortgage interest rates and loan activity, and Critical Accounting Estimates - Factors Affecting Revenues for additional details on principal factors affecting revenues.

Customers. The primary sources of title insurance business are attorneys, builders, developers, home buyers and home sellers, lenders, mortgage brokers, and real estate brokers and agents. No individual customer was responsible for as much as 10% or more of our consolidated revenues in any of the last three years. Titles insured include residential and various asset classes of commercial properties, including but not limited to, office, hotel, multi-family, industrial, retail, undeveloped acreage, farms, ranches, wind and solar power installations and other energy-related projects.

Service, location, financial strength, company size and related factors affect customer orders. Increasing market share is accomplished primarily by providing superior service. The parties to a closing are concerned with accuracy, timeliness and cost. The rates charged to customers are regulated, to varying degrees and in different ways, in most states.

The financial strength and stability of the title underwriter are important factors in maintaining and increasing our business, particularly commercial business. We are rated as investment grade by the title industry’s leading rating companies. Our wholly owned and principal underwriter, Stewart Title Guaranty Company (Guaranty), is currently rated “A Double Prime” by Demotech Inc., "A-" by Fitch Ratings Ltd., and "A- " by A.M. Best. Similarly, our wholly owned and second largest underwriter, Stewart Title Insurance Company (STIC), is also highly rated by such rating companies. These ratings are not credit ratings. Instead, the ratings are based on quantitative, and in some cases qualitative, information and reflect the conclusions of the rating agencies with respect to our financial strength, results of operations and ability to pay policyholder claims.

Market share. Title insurance statistics are compiled quarterly by the title industry’s national trade association. Based on 2020 unconsolidated statutory net premiums written through September 30, 2020, Guaranty is one of the leading title insurers in the United States.

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

During 2020, we acquired a number of title offices in the states of Alaska, Arizona, Colorado, Nevada, Ohio and Texas, consistent with our investment and growth strategy of focusing on attractive businesses and geographies where we can have sustained success and where additional scale can efficiently and effectively improve profitability and margins. These acquisitions realign Stewart to strongly compete in several strategic markets where we have traditionally been underrepresented. In January 2021, we established a new underwriter, Stewart Title Europe Limited, in Malta to allow us to continue supporting our customers and underwriting contacts across Europe.

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

Ancillary Services and Corporate Segment

The ancillary services and corporate segment is comprised of the parent holding company, our centralized administrative services departments and our ancillary services operations. Our ancillary services operations support the mortgage industry by primarily providing appraisal management services, search and valuation services, and online notarization and closing solutions. We provide these services through Stewart Lender Services, Inc., and through the companies we acquired in 2020 namely, United States Appraisals, LLC, Pro-Teck Services Ltd., and NotaryCam, Inc. Our recent acquisitions allow us to expand our existing search and valuation service offerings and serve our entire customer base better by increasing our appraisal footprint and enabling innovation and modernization during the real estate settlement process.

Factors affecting ancillary services revenues. As in the title segment, ancillary services revenues are closely related to the level of activity in the real estate market, which includes the volume of new or refinancing originations, as well as loan delinquencies and defaults. Companies that compete with our ancillary services businesses vary across a wide range of industries and include the major title insurance underwriters mentioned under “Title Segment - Market share” as well as other title agents and real estate technology and business process outsourcing providers.

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

General

Investment policies. Our investment portfolios primarily reside in Guaranty and STIC, both of which are domestic underwriters, and two of our other international regulated insurance underwriters. These underwriters maintain investments in accordance with certain statutory requirements for the funding of premium reserves and deposits, or, in the case of our international operations, for the maintenance of certain capital ratios required by regulators. The activities of the portfolios are overseen by investment committees comprised of certain senior executives. Their oversight includes such activities as policy setting, determining appropriate asset classes with different and distinct risk/return profiles so as to prudently diversify the portfolio, and approving and managing service vendors (investment managers and custodians). We also utilize the expertise of third-party investment advisors to maximize returns while managing risk. Our investment policies are designed to comply with regulatory requirements as applicable law imposes restrictions upon the types and amounts of investments that may be made by our regulated insurance subsidiaries. Further, our investment policies require that investments are managed with a view to balancing profitability, liquidity, and risk (interest rate risk, credit risk, currency rate risk and liquidity risk) and consideration of negative impacts to earnings per share and income taxes.

As of December 31, 2020, approximately 92% of our combined debt and equity securities investment portfolios consisted of fixed income securities. As of that date, approximately 91% of the fixed income investments are held in securities that are A-rated or higher, and substantially all of the fixed income portfolios are rated investment grade (percentages are based on the fair value of the securities). In addition to our debt and equity securities investment portfolios, we maintain certain money-market and other short-term investments. For more details on market risks related to our investment securities portfolio, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk.

Trademarks. We have developed and acquired numerous automated products and processes that are crucial to both our title and ancillary services operations. These systems automate most facets of the real estate transaction. Among these trademarked products and processes are AIM+®, AgencySecure®, PropertyInfo®, SureClose®, TitleSearch®, eTitleSearch®, Virtual Underwriter®, StewartNow® and NotaryCam®. We consider these trademarks, which can be renewed every ten years, to be important to our business.

Human capital resources. As of December 31, 2020, we employed approximately 5,800 people, with approximately 5,200 employees located in the U. S. and approximately 600 employees located internationally. We consider our relationship with our employees to be critical to both our operations and performance. We are committed to attracting, developing, retaining, and motivating a diverse and inclusive group of employees, and we do so in a variety of ways. Stewart’s end-to-end career framework attracts talent, encourages learning and development across the organization, creates transparency around job expectations through a deliberate performance management process, allows Stewart employees to take ownership of their career, and provides them with the resources needed to be successful in their current as well as future roles. Moreover, Stewart cares about the health, safety, and well-being of our employees and their families, and provides a variety of valuable health and welfare benefits, including but not limited to, medical, dental and vision coverage, life and disability insurance, 401(k) plan match, participation in an employee stock purchase plan, health savings account, flexible spending account, an employee assistance program, emotional health and wellness programs, local community based charitable programs through the Stewart Foundation, and global employee appreciation and recognition programs.

Stewart is committed to an inclusive workplace that values all employees equally, regardless of age, race, ethnicity, sexual orientation, or gender identification and committed to providing a supportive diverse professional work environment that is free of and prohibits discrimination against any employee or applicant for employment as defined by applicable laws as well as best practices in corporate governance. All phases of employment, including but not limited to, recruiting, selection, employment, placement, promotion, transfer, demotion, reduction of force and termination, benefits, training, and compensation are guided by the Company policies regarding conduct, including Stewart’s Equal Opportunity Employer statement and our Code of Business Conduct and Ethics.

Cybersecurity. For the year ended December 31, 2020, Stewart experienced no known material cyber breaches. In the event a material breach takes place in the future, we have an incident response team in place to take immediate actions, work with local and national law enforcement and notify impacted parties. In addition, we would work with the NYSE to provide scope and scale through an appropriate Form 8-K filing, without providing information that could affect any law enforcement investigation.

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

The references in this annual report on Form 10-K to our website address or any third party’s website address, including the SEC’s website, do not constitute incorporation by reference of the information contained in those websites and should not be considered part of this document unless otherwise expressly stated.

Transfer agent. Our transfer agent is Computershare, which can be contacted via regular mail at P.O. Box 505005, Louisville, KY, 40233-5005 and via its website (https://www-us.computershare.com/investor).

CEO and CFO certifications. The CEO and CFO certifications required under Section 302 of the Sarbanes-Oxley Act are filed as exhibits to our 2020 Form 10-K. Stewart submitted during 2020 its annual CEO Certification under Section 303A.12(a) of the New York Stock Exchange (NYSE) Listed Company Manual.

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

Strategic Risk Factors

Acquisitions or strategic investments we have made or may make could turn out to be unsuccessful.

As part of our investment and growth strategy, we frequently monitor and analyze opportunities to acquire or make a strategic investment in new or other businesses where we believe we can have sustained success and improve Stewart’s scale and profitability. The negotiation of potential acquisitions or strategic investments as well as the integration of an acquired business or new personnel, could result in a substantial diversion of management resources. Future acquisitions could likewise involve numerous additional risks such as potential losses from unanticipated litigation or levels of claims and inability to generate sufficient revenue to offset acquisition costs. As we pursue or consummate a strategic transaction or investment, we may value the acquired or funded company or operations incorrectly, fail to integrate the acquired operations appropriately into our own operations, fail to successfully manage our operations as our product and geographical diversity increases, expend unforeseen costs during the acquisition or integration process, or encounter other unanticipated risks or challenges. If we succeed in consummating a strategic investment, we may fail to value it accurately or divest it or otherwise realize the value which we originally invested or have subsequently reflected in our consolidated financial statements. Any failure by us to effectively limit such risks or implement our acquisitions or strategic investment strategies could have a material adverse effect on our business, financial condition or results of operations.

Innovations introduced by real estate industry players, including Stewart and our competitors, may be potentially disruptive and could adversely affect Stewart

Various initiatives are introduced by real estate industry players, including Stewart and our competitors, utilizing innovative technologies, processes and techniques in order to improve the manner and timeliness of delivering products and services, increase efficiency, improve the quality of products and services and customer experience, and enhance risk management. These efforts include implementing advanced technologies to automate and streamline certain manual processes during, but not limited to, search and examination, title insurance policy issuance, and real estate transaction settlement. Innovations by our competitors may change the demand for our products and services, the manner our products and services are ordered or fulfilled, and the revenue or profitability derived from our products and services. Further, in developing and implementing our own innovation initiatives, we have made and will likely continue to make significant investments. Depending on factors relating to our operations, the real estate industry and the macroeconomic environment, these innovative investments may not be successful, may result in increased claims, reputational damage or other material impact on Stewart, or could disrupt our business operations by significantly diverting management's attention.

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

A widespread health outbreak or pandemic, such as the current COVID-19 pandemic, could adversely impact our business operations

In March 2020, a global pandemic escalated relating to a novel strain of coronavirus (COVID-19), which resulted in decreased economic activity and financial volatility globally. In response to the pandemic, health and governmental bodies have issued travel restrictions, quarantine orders, temporary closures of non-essential businesses, and other restrictive measures. Although the title insurance industry has been deemed essential in the United States, the pandemic and measures to contain it have caused disruptions in the real estate market and on our business operations. Depending on the duration and extent of the disruption caused by the COVID-19 pandemic, as well as the counter-measures enacted by health and governmental bodies and their timing, our future results of operations and financial position may be significantly impacted, which may include decreased volume of orders and other business activity, delayed closing of real estate transactions, and decreased value of investments and other assets.

Operational Risk Factors

Adverse changes in economic conditions, especially those affecting the levels of real estate and mortgage activity, may reduce our revenues.

Our financial condition and results of operations are affected by changes in economic conditions, particularly mortgage interest rates, credit availability, real estate prices and consumer confidence. Our revenues and earnings have fluctuated in the past due to the cyclical nature of the housing industry and we expect them to continue to fluctuate in the future.

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

The issuance of our title insurance policies and related activities by title agents, which operate with substantial independence from us, could adversely affect our operations.

Our title insurance subsidiaries issue a significant portion of their policies through title agents that operate largely independent of us. There is no guarantee that these title agents will fulfill their contractual obligations to us as contemplated, which such contracts include limitations that are designed to limit our risk with respect to their activities. In addition, regulators are increasingly seeking to hold title companies responsible for the actions of these title agents and, under certain circumstances, the Company may be held liable directly to third parties for actions (including defalcations) or omissions of these agents. Case law in certain states also suggests that the Company is liable for the actions or omissions of its agents in those states, regardless of contractual limitations. As a result, the Company’s use of title agents could result in increased claims on the Company’s policies issued through agents and an increase in other costs and expenses.

Competition in the title insurance industry may affect our revenues.

Competition in the title insurance industry is intense, particularly with respect to price, service and expertise. Larger commercial customers and mortgage originators also look to the size and financial strength of a title insurer. Although we are one of the leading title insurance underwriters based on market share, FNF, First American and Old Republic each has substantially greater gross revenues than we do and their holding companies have significantly greater capital. Further, other title insurance companies, collectively, hold a considerable share of the market. Although we are not aware of any current initiatives to reduce regulatory barriers to entering our industry, any such reduction could result in new competitors, including financial institutions, entering the title insurance business. From time-to-time, new entrants enter the marketplace with alternative products to traditional title insurance, although many of these alternative products have been disallowed by title insurance regulators. Further, advances in technologies could, over time, significantly disrupt the traditional business model of financial services and real estate-related companies, including title insurance. These alternative products or disruptive technologies, if permitted by regulators, could have a material adverse effect on our revenues and earnings.

Information technology systems present potential targets for cybersecurity attacks.

Our operations are reliant on technology. These systems are used to store and process sensitive information regarding our operations, financial position and any information pertaining to our customers and vendors. While we take the utmost precautions, we cannot guarantee safety from all cyber threats, wire fraud and attacks to our systems. Any successful breach of security could result in loss of sensitive data, spread of inaccurate or confidential information, disruption of operations, theft of escrowed funds, endangerment of employees, damage to our assets and increased costs to respond. Although we maintain cyber liability insurance to protect us financially, there is no assurance that the instances noted above would not have a negative impact on cash flows, litigation status and/or our reputation, which could have a material adverse effect on our business, financial condition and results of operations. In the event of a material cybersecurity breach, we have an incident response team in place to take immediate actions, work with local and national law enforcement, notify impacted parties as well as the NYSE.

Climate change and extreme weather events could adversely affect our operations and financial performance

Our operations and financial performance could be adversely impacted by climate change and extreme weather events, especially if these occurrences negatively impact the overall real estate market and the broader economy. With respect to the our investment portfolio, both individual corporate securities, as well as securities issued by municipalities could also see their value affected by such events. Given the unpredictable and uncertain nature of climate change and weather with respect to size, severity, frequency, geography, and duration, we are unable to quantify the true impact these events would have on our business and operations.

Regulatory and Compliance Risk Factors

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

Our insurance subsidiaries must comply with extensive government regulations. These regulations and the enforcement environment could adversely affect our ability to increase our revenues and operating results.

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

Governmental authorities regulate our insurance subsidiaries in the various states and international jurisdictions in which we do business. These regulations generally are intended for the protection of policyholders rather than stockholders. The nature and extent of these regulations vary from jurisdiction to jurisdiction, but typically involve:
•approving or setting of insurance premium rates;
•standards of solvency and minimum amounts of statutory capital and surplus that must be maintained;
•limitations on types and amounts of investments;
•establishing reserves, including statutory premium reserves, for losses and loss adjustment expenses;
•regulating underwriting and marketing practices;
•regulating dividend payments and other transactions among affiliates;
•prior approval for the acquisition and control of an insurance company or of any company controlling an insurance company;
•licensing of insurers, agencies and, in certain states, escrow officers;
•regulation of reinsurance;
•restrictions on the size of risks that may be insured by a single company;
•deposits of securities for the benefit of policyholders;
•approval of policy forms;
•methods of accounting; and
•filing of annual and other reports with respect to financial condition and other matters.

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

Financial Risk Factors

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

General Risk Factor

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We currently lease under a non-cancelable operating lease that expires in year 2025 approximately 150,000 square feet of space in an office building in Houston, Texas, which is used for our corporate offices and for offices of several of our subsidiaries. Additionally, we lease space at approximately 420 locations for title office operations, production, administrative and technology centers. These additional locations include significant leased facilities in New York, New York; Glendale, California; Houston, Texas; Tucson, Arizona, Anchorage, Alaska; Richardson, Texas; and Denver, Colorado.

Our leases expire from 2021 through 2030 and we believe we will not have any difficulty obtaining renewals of leases as they expire or, alternatively, leasing comparable properties. The aggregate annual rent expense under all office leases was approximately $39.4 million in 2020.

We also own office buildings in Arizona, Texas, New York, New Mexico, Colorado and the United Kingdom. These owned properties are not material to our consolidated financial condition. We consider all buildings and equipment that we own or lease to be well maintained, adequately insured and generally sufficient for our purposes.

Item 3. Legal Proceedings

Information regarding our legal proceedings can be found in Note 17 to our audited consolidated financial statements, included in Part IV, Item 15 of this annual report on Form 10-K and is incorporated herein by reference.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market and Holders Information. Our Common Stock is listed on the NYSE under the symbol “STC”. As of February 19, 2021, the number of stockholders of record was approximately 5,100 and the price of one share of our Common Stock was $54.93.

Stock Performance Graph. The following table and graph compares the yearly percentage change in our cumulative total stockholder return on Common Stock with the cumulative total return of the Russell 2000 Index and the Russell 2000 Financial Services Sector Index for the five years ended December 31, 2020. The presented information assumes that the value of the investment in our Common Stock and each index was $100 at December 31, 2015 and that all dividends were reinvested.

	2015	2016	2017	2018	2019	2020
Stewart	100.00	126.74	119.68	120.42	122.18	149.78
Russell 2000 Index	100.00	121.28	139.07	123.82	155.38	186.25
Russell 2000 Financial Services Sector Index	100.00	131.05	138.60	123.53	153.29	150.18

The performance graph above and the related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Exchange Act, as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

Stock Repurchases. There were no stock repurchases during 2020, except for repurchases of approximately 25,500 shares (aggregate purchase price of approximately $1.1 million) related to statutory income tax withholding on the annual vesting of restricted share grants to executives and senior management.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)
MANAGEMENT'S OVERVIEW

For the year ended December 31, 2020, net income attributable to Stewart was $154.9 million, or $6.22 per diluted share, compared to $78.6 million, or $3.31 per diluted share, for the year ended December 31, 2019. Pretax income before noncontrolling interests for the year ended December 31, 2020 was $218.5 million, compared to $117.0 million for the year ended December 31, 2019. Total revenues increased 18% to $2.3 billion in 2020, from $1.9 billion in 2019, primarily due to increased revenues from title operations principally resulting from increased transaction volumes, and a net revenue increase from ancillary services operations mainly due to acquisitions during 2020. In line with the improved revenues, total operating expenses increased 14% in 2020 compared to 2019. Refer to "Results of Operations" for detailed year-to-year income statement discussions, and "Liquidity and Capital Resources" for an analysis of Stewart's financial condition.

During 2020, we acquired a number of title offices across several states, two appraisal management services companies, and an online notarization and closing solutions provider, in line with our investment and growth strategy of focusing on attractive businesses and geographies where we can have sustained success and where additional scale can efficiently and effectively improve profitability and margins. These acquisitions realign Stewart to strongly compete in several strategic markets where we have traditionally been underrepresented. As expected, these acquisitions were immediately accretive to Stewart and contributed in 2020 total revenues and pretax income of $109.2 million and $17.3 million, respectively. We believe our solid operating results and liquidity position will allow us to continue investing and growing to maximize our operational potential.

For the fourth quarter 2020, we reported net income attributable to Stewart of $59.7 million ($2.22 per diluted share), compared to break-even results for the fourth quarter 2019. On an adjusted basis, Stewart’s fourth quarter 2020 net income of $56.4 million ($2.09 per diluted share) increased 174% from $20.6 million ($0.87 per diluted share) in the fourth quarter 2019. Fourth quarter 2020 pretax income before noncontrolling interests was $83.9 million compared to pretax income before noncontrolling interests of $3.8 million for the fourth quarter 2019.

Fourth quarter 2020 results included $4.4 million of pretax net realized and unrealized gains, composed of $3.9 million of net unrealized gains on fair value changes of equity securities investments and $0.5 million of net realized gains on sale of securities investments recorded in the title segment.

Fourth quarter 2019 results included the following pretax items:
•$8.0 million of net realized and unrealized losses, which included $11.7 million of impairment expenses relating to long-lived assets, partially offset by $2.2 million of realized gains on sale of securities investments and $1.1 million of net unrealized gains on fair value changes of equity securities investments,
•$6.5 million of severance expenses related to our corporate reorganization included in employee costs ($4.3 million in the ancillary services and corporate segment and $2.2 million in the title segment),
•$5.9 million of office closure costs primarily related to lease terminations included in other operating expenses ($4.7 million in the title segment and $1.2 million in the ancillary services and corporate segment),
•$2.2 million of executive insurance policy settlement expense recorded as part of other operating expenses within the ancillary services and corporate segment,
•$1.7 million of commercial services’ escrow loss recorded as part of title loss expense in the title segment, and
•$2.1 million of other non-operating charges ($1.3 million in the ancillary services and corporate segment and $0.8 million in the title segment).

Summary results of the title segment are as follows (in $ millions, except pretax margin and % change):

	For the Three Months Ended December 31,
	2020	2019	% Change

Operating revenues	690.2	506.0	36%
Investment income	4.1	5.2	(21)%
Net realized and unrealized gains (losses)	4.4	(3.4)	230%
Pretax income	94.9	20.3	367%
Pretax margin	13.6%	4.0%

Title segment pretax income increased $74.6 million, while pretax margin improved 960 basis points to 13.6% in the fourth quarter 2020 compared to the prior year quarter. Title operating revenues increased $184.2 million, or 36%, resulting from increases in direct title revenues of $106.0 million, or 45%, and gross independent agency revenues of $78.3 million, or 29%. In line with the increased title revenues, the segment’s fourth quarter 2020 overall operating expenses increased $116.3 million, or 24%, with agency retention expenses and combined title employee costs and other operating expenses increasing 28% and 16%, respectively, from the prior year quarter. Average independent agency remittance rate improved to 18.2% in the fourth quarter 2020, compared to 17.7% in the prior year quarter, while combined title employee costs and other operating expenses, as a percentage of title revenues, improved to 38.8% in the fourth quarter 2020 compared to 45.7% in the prior year quarter.

Title loss expense increased $17.7 million, or 61%, in the fourth quarter 2020 compared to the prior year quarter, primarily due to increased title revenues and higher loss provisioning rates due to the macroeconomic environment. As a percentage of title revenues, the title loss expense in the fourth quarter 2020 was 6.8% compared to 5.7% from the prior year quarter; on a full year basis, the title loss ratio was 5.3% in 2020 compared to 4.6% in 2019. Given the current economic environment, we anticipate that our 2021 loss ratio will be comparable to the full year 2020 loss ratio.

The segment’s investment income decreased $1.1 million, or 21%, in the fourth quarter 2020, primarily as a result of lower interest rates during 2020. As noted previously, net realized and unrealized gains for the fourth quarter 2020 consisted primarily of net unrealized gains on fair value changes of equity securities investments (as noted above), while net realized and unrealized losses for the fourth quarter 2019 included $7.1 million of impairment expenses related to long-lived assets, partially offset by net gains from sale of securities investments and fair value changes of equity securities investments.

Direct title revenue information is presented below (in $ millions, except % change):

	For the Three Months Ended December 31,
	2020	2019	% Change
Non-commercial
Domestic	239.7	149.1	61%
International	35.7	24.1	48%
	275.4	173.2	59%
Commercial:
Domestic	58.1	54.7	6%
International	7.7	7.4	4%
	65.8	62.1	6%
Total direct title revenues	341.2	235.3	45%

Direct title revenues increased as a result of overall improvements in commercial and non-commercial revenues, primarily driven by increased transactions during the fourth quarter 2020 compared to the prior year quarter. Domestic non-commercial revenues increased $90.6 million, or 61%, as a result of higher purchase and refinancing residential closed orders from both existing and newly acquired title offices. Domestic commercial revenues improved $3.4 million, or 6%, due to increased transaction size and volume. Total international revenues increased $11.9 million, or 38%, primarily due to higher volumes in our Canadian and European operations. Domestic commercial fee per file in the fourth quarter 2020 was approximately $12,900, an improvement of 6% from the fourth quarter 2019; while domestic residential fee per file was approximately $2,000, or 4% lower than the prior year quarter, primarily due to a higher mix of refinancing compared to purchase transactions.

Summary results of the ancillary services and corporate segment are as follows (in $ millions, except % change):

	For the Three Months Ended December 31,
	2020	2019	% Change
Total operating revenues	38.0	6.7	464%
Net realized losses	—	(4.6)	100%
Pretax loss	(11.0)	(16.5)	33%

The segment’s operating revenues increased from the prior year quarter as a result of 2020 acquisitions, which generated $34.5 million in the fourth quarter 2020. Revenues from our capital markets search and home equity valuation services operations declined $3.2 million, or 48%, due to significantly lower customer orders. Net realized losses in the fourth quarter 2019 were primarily related to impairments of long-lived assets. Pretax results for ancillary services operations, including acquisitions, improved $0.5 million, or 48%, in the fourth quarter 2020 compared to the prior year quarter. Net expenses attributable to parent company and corporate operations for the fourth quarter 2020 were approximately $10.4 million, which included costs related to charitable contributions, increased employee vacation carryover, and third-party strategic consulting; while net expenses for the fourth quarter 2019 were approximately $10.9 million, which included reorganization severance expenses, executive insurance policy settlement costs, charitable contributions and asset impairment charges.

COVID-19 pandemic. In response to the COVID-19 pandemic, health and governmental bodies, including the state of Texas where we are headquartered, issued travel restrictions, quarantine orders, temporary closures of non-essential businesses and other restrictive measures. In response to the pandemic, we deployed our business continuity plan in March and continue to take appropriate measures to protect the safety of all our employees and customers, while monitoring the evolving effects of the COVID-19 pandemic on the national and international fronts. Within the U.S., our business was deemed an essential business which allowed us to continue underwriting and closing real estate transactions for our residential and commercial customers on a daily basis. When possible, we utilize our digital capabilities, including remote online notarization (RON), remote ink notarization (RIN), electronic signature platforms, virtual underwriting, and mobile earnest money transfer tools to aid our employees in facilitating real estate transactions during this challenging environment.

Currently, various levels of restrictions to address the spread of COVID-19 are still in place across the U.S. and the rest of the world, with some economies gradually opening up and efforts to distribute vaccines continue. We continue to proactively manage our business through this crisis with the help of our exceptional employees and support of our customers. While the pandemic continues, Stewart is committed to helping people safely navigate the real estate closing process. We believe our strong liquidity position and innovative solutions will allow us to facilitate our customers’ purchase and refinance of real estate should macroeconomic conditions become more challenging.

CRITICAL ACCOUNTING ESTIMATES

Actual results can differ from our accounting estimates. While we do not anticipate significant changes in our estimates, there is a risk that such changes could have a material impact on our consolidated financial condition or results of operations for future periods. The discussion of critical accounting estimates below should be read in conjunction with the related accounting policies disclosed within Note 1 to our audited consolidated financial statements in Part IV of this annual report.

Title loss reserves
Provisions for title losses, as a percentage of title operating revenues, were 5.3%, 4.6% and 3.9% for the years ended December 31, 2020, 2019 and 2018, respectively. Actual loss payment experience, including the impact of large losses, is the primary reason for increases or decreases in our loss provision. A 100 basis point change in the loss provisioning percentage, a reasonably likely scenario based on our historical loss experience, would have increased or decreased our provision for title losses and pretax operating results by approximately $21.9 million for the year ended December 31, 2020.

We consider our actual claims payments and incurred loss experience, including the frequency and severity of claims, compared to our actuarial estimates of claims payments and incurred losses in determining whether our overall loss experience has improved or worsened relative to prior periods. We also consider the impact of economic or market factors on particular policy years to determine whether the results of those policy years are indicative of future expectations. In addition, large claims, including large title losses due to independent agency defalcations, are analyzed and reserved for separately due to the potential higher dollar amount of loss, lower volume of claims reported and sporadic reporting of such claims. We evaluate the frequency and severity of large losses in determining whether our experience has improved or worsened. Our method for recording the reserves for title losses on both an interim and annual basis begins with the calculation of our current loss provision rate which is applied to our current premium revenues, resulting in a title loss expense for the period, except for large claims and escrow losses. This loss provision rate is set to provide for losses on current year policies and is primarily determined using moving average ratios of recent actual policy loss payment experience (net of recoveries) to premium revenues.

Due to the inherent uncertainty in predicting future title policy losses, significant judgment is required by our management and our third-party actuaries in estimating reserves. As a consequence, our ultimate liability may be materially greater or lower than current reserves and/or our third-party actuary’s calculated estimates.

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

	2020	2019	2018
	(in $ millions)
Provisions – Known Claims:
Current year	14.3	18.4	18.2
Prior policy years	68.8	73.5	61.6
	83.1	91.9	79.8
Provisions – IBNR
Current year	84.5	60.7	52.3
Prior policy years	16.4	5.3	1.0
	100.9	66.0	53.3
Transferred IBNR to Known Claims	(68.8)	(73.5)	(61.6)
Total provisions	115.2	84.4	71.5

In 2020, total known claims provisions decreased by $8.8 million, or 10%, to $83.1 million primarily due to lower reported claims relating to prior year policies compared to 2019. Total 2020 provisions - IBNR increased by $34.9 million, or 53%, to $100.9 million compared to the prior year, primarily due to increased title premiums, higher loss provisioning rates driven by an overall uncertainty related to incurred losses resulting from the COVID-19 pandemic, and unfavorable loss experience in our Canadian operations. In 2019, total known claims provisions increased by $12.1 million, or 15%, to $91.9 million primarily due to the higher reported claims relating to prior year policies compared to 2018. Total 2019 provisions - IBNR increased by $12.7 million, or 24%, to $66.0 million compared to the prior year, primarily as a result of unfavorable loss experience in 2019 and a $4.0 million prior policy year reserve reduction during 2018. As a percentage of title operating revenues, current year provisions - IBNR were 3.9%, 3.3% and 2.8% in 2020, 2019 and 2018, respectively. Provisions - IBNR relating to prior policy years for 2019 were primarily related to adverse developments on large claims.

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

Large title losses due to independent agency defalcations typically occur when the independent agency misappropriates funds from escrow accounts under its control. Such losses are usually discovered when the independent agency fails to pay off an outstanding mortgage loan at closing (or immediately thereafter) from the proceeds of the new loan. These incurred losses are typically more severe in terms of dollar value compared with traditional title policy claims since the independent agency is often able, over time, to conceal misappropriation of escrow funds relating to more than one transaction through the constant volume of funds moving through its escrow accounts. In declining real estate markets, lower transaction volumes result in a lower incoming volume of funds, making it more difficult to cover up the misappropriation with incoming funds. Thus, when the defalcation is discovered, it often relates to several transactions. In addition, the overall decline in an independent agency’s revenues, profits and cash flows increases the agency’s incentive to improperly utilize the escrow funds from real estate transactions. For each of the three years ended December 31, 2020, our net title losses due to independent agency defalcations were not material.

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

We concluded that the goodwill related to each of our reporting units was not impaired after performing the qualitative assessment during 2020 and the quantitative impairment analysis during 2019. Refer to Note 1-L and Note 8 to our audited consolidated financial statements for details on goodwill.

RESULTS OF OPERATIONS

We discuss in this section the consolidated results of operations for the years 2020 and 2019, as compared to each corresponding prior year. Factors contributing to fluctuations in our results of operations are presented in the order of their monetary significance, and significant changes are quantified, when necessary. Segment results are included in the discussions and are discussed separately, when relevant.

Industry data. Published U.S. mortgage interest rates and other selected residential housing data for the three years ended December 31, 2020 are shown below (amounts shown for 2020 are preliminary and subject to revision). The amounts below may not relate directly to or provide accurate data for forecasting our operating revenues or order counts. Our statements on home sales, mortgage interest rates and loan activity are based on averaged published industry data from sources including Fannie Mae, Freddie Mac, and the Mortgage Bankers Association.

	2020	2019	2018
Mortgage interest rates (30-year, fixed-rate) – %
Averages for the year	3.11	3.94	4.54
First quarter	3.51	4.37	4.27
Second quarter	3.23	4.00	4.54
Third quarter	2.95	3.67	4.57
Fourth quarter	2.76	3.70	4.78
Mortgage originations – $ billions	3,929	2,358	1,766
Refinancings – % of originations	62	46	30
New home sales – in millions	0.84	0.68	0.62
New home sales – median sales price in $ thousands	332	323	326
Existing home sales – in millions	5.65	5.34	5.34
Existing home sales – median sales price in $ thousands	292	273	259

Total mortgage originations improved 67% in 2020 compared to 2019 primarily due to the record-low interest rates in 2020, which drove refinancing lending to increase 125% from the prior year. Purchase lending also increased 17%, which was additionally influenced by growth in buyer demand, despite lower housing inventory levels. Compared to the prior year, new and existing home sales in 2020 improved 23% and 6%, respectively, while the median new and existing home prices also increased 3% and 7%, respectively.

For 2021, the average 30-year mortgage interest fixed rate is expected to stay the same with that of 2020, while the housing activity, though expected to remain strong in 2021, is forecasted to decelerate compared to the pace set by the second half of 2020. Total lending is estimated to decline 21%, compared to 2020, mainly due to 39% lower refinancing originations, which will be partially offset by an 8% rise in purchase originations. Nevertheless, 2021 refinancing originations are expected to be 38% higher than that in 2019. New and existing homes sales in 2021 are expected to grow 10% and 7%, respectively, compared to 2020, while median new and existing home prices are estimated to increase 2% and 3%, respectively.

Factors affecting revenues. Our primary business is title insurance and settlement-related services. We close transactions and issue title policies on homes, commercial and other real properties located in all 50 states, the District of Columbia and international markets through policy-issuing offices, independent agencies and centralized title services centers, or through reinsurance agreements. Our ancillary services and corporate segment includes our parent holding company expenses and certain enterprise-wide overhead costs, along with our ancillary services operations, which are principally appraisal management, search and valuation services. The principal factors that contribute to changes in our operating revenues include:

•mortgage interest rates;
•availability of mortgage loans;
•number and average value of mortgage loan originations;
•ability of potential purchasers to qualify for loans;
•inventory of existing homes available for sale;
•ratio of purchase transactions compared with refinance transactions;
•ratio of closed orders to open orders;
•home prices;
•consumer confidence, including employment trends;
•demand by buyers;
•number of households;
•premium rates;
•foreign currency exchange rates;
•market share;
•ability to attract and retain highly productive sales executives and associates;
•departure of revenue-attached employees;
•independent agency remittance rates;
•opening of new offices and acquisitions;
•number and value of commercial transactions, which typically yield higher premiums;
•government or regulatory initiatives, including tax incentives;

•acquisitions or divestitures of businesses;
•volume of distressed property transactions;
•seasonality and/or weather; and
•outbreaks of disease, including the COVID-19 pandemic, and related restrictions on travel, trade and business operations.

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

Title revenues. Direct title revenue information is presented below:

	Year Ended December 31			Change		Percent Change
	2020	2019	2018	2020 vs 2019	2019 vs 2018	2020 vs 2019	2019 vs 2018
	(in $ millions)			(in $ millions)
Non-commercial
Domestic	743.7	565.9	520.8	177.8	45.1	31%	9%
International	106.1	90.9	87.4	15.2	3.5	17%	4%
	849.8	656.8	608.2	193.0	48.6	29%	8%
Commercial:
Domestic	166.7	188.4	200.5	(21.7)	(12.1)	(12)%	(6)%
International	21.4	24.3	24.5	(2.9)	(0.2)	(12)%	(1)%
	188.1	212.7	225.0	(24.6)	(12.3)	(12)%	(5)%
Total direct title revenues	1,037.9	869.5	833.2	168.4	36.3	19%	4%

Direct title revenues in 2020 improved 19% compared to 2019, primarily due to higher non-commercial revenues driven by increased purchase and refinancing residential orders from existing offices and revenues generated by acquired title offices in 2020. This increase was partially offset by decreased commercial revenues primarily resulting from reduced transaction sizes and volumes. Total refinancing and purchased closed orders in 2020 increased 123% and 8%, respectively; while commercial closed orders decreased 8% compared to 2019. Domestic residential fee per file in 2020 was approximately $1,900 in 2020 compared to $2,200 in 2019, primarily as a result of a higher mix of refinancing compared to purchase transactions in 2020. Domestic commercial fee per file in 2020 was $11,100 compared to $11,600 in 2019, primarily due to lower transaction sizes resulting from the slowdown in the commercial real estate market during the COVID-19 pandemic. Total international revenues grew $12.3 million, or 11%, in 2020 versus 2019, primarily because of higher volumes generated by our Canada operations, partially offset by lower volumes from other international locations.

Direct title revenues in 2019 increased 4% compared to 2018, primarily due to the improvement in non-commercial domestic and total international revenues, respectively, which were partially offset by a decline in domestic commercial revenues. The improvement in non-commercial domestic revenues was primarily due to a 13% improvement in total purchase and refinancing closed orders influenced by lower interest rates in 2019 compared to the prior year. Domestic commercial revenues declined primarily as a result of lower number of commercial transactions in 2019 versus the prior year. Total international revenues increased primarily due to improved transaction volumes in our Canada and United Kingdom operations, partially offset by the effect of the weaker average exchange rates of the Canadian dollar and United Kingdom pound against the U.S. dollar during 2019 compared to 2018.

Closed and opened orders information is as follows:

	Year Ended December 31			Change		% Change
	2020	2019	2018	2020 vs 2019	2019 vs 2018	2020 vs 2019	2019 vs 2018
Opened Orders:
Commercial	15,775	17,813	24,152	(2,038)	(6,339)	(11)%	(26)%
Purchase	250,074	227,073	227,787	23,001	(714)	10%	—%
Refinance	304,068	141,852	83,231	162,216	58,621	114%	70%
Other	3,868	4,744	8,997	(876)	(4,253)	(18)%	(47)%
Total	573,785	391,482	344,167	182,303	47,315	47%	14%

Closed Orders:
Commercial	15,042	16,269	19,629	(1,227)	(3,360)	(8)%	(17)%
Purchase	178,954	165,219	171,219	13,735	(6,000)	8%	(4)%
Refinance	203,766	91,289	54,986	112,477	36,303	123%	66%
Other	2,594	3,222	8,567	(628)	(5,345)	(19)%	(62)%
Total	400,356	275,999	254,401	124,357	21,598	45%	8%

Gross revenues from independent agency operations (agency revenues) increased $180.5 million, or 19%, in 2020 compared to 2019, which was consistent with the improving real estate market trends and the continued return of agents after the terminated merger transaction with FNF in late 2019. Gross agency revenues in 2019 declined $33.4 million, or 3%, compared to 2018, primarily due to the negative effect of the proposed FNF merger on our agents. In line with the change in gross agency revenues, net agency revenues (which are net of agency retention) increased $35.2 million, or 21%, in 2020 and declined $5.6 million, or 3%, in 2019 compared to 2018. Refer further to the "Retention by agencies" discussion under Expenses below.

Title revenues by geographic location. The approximate amounts and percentages of consolidated title operating revenues for the last three years ended December 31, 2020 were as follows:

	Year Ended December 31			Percentages
	2020	2019	2018	2020	2019	2018
	(in $ millions)
Texas	359	316	340	16%	17%	19%
New York	187	216	224	9%	12%	12%
California	163	134	130	7%	7%	7%
International	134	122	119	6%	7%	6%
Florida	102	78	76	5%	4%	4%
Colorado	81	50	44	4%	3%	2%
All others	1,163	924	904	53%	50%	50%
	2,189	1,840	1,837	100%	100%	100%

Ancillary services revenues. Ancillary services revenues in 2020 increased $45.2 million, or 121%, compared to 2019, primarily due to $65.8 million of revenues generated from 2020 acquisitions, partially offset by $20.6 million, or 55%, lower revenues from our capital markets search and home equity valuation services operations as a result of reduced market activity in 2020. In 2019, ancillary services revenues declined $13.3 million, or 26%, compared to 2018, primarily due to significantly lower customer orders.

Investment income. Investment income in 2020 declined $1.2 million, or 6%, compared to 2019, primarily due to lower interest income on investments resulting from the low interest rates environment in 2020; while investment income in 2019 was comparable to 2018. Refer to Note 6 to our audited consolidated financial statements for additional details.

Net realized and unrealized gains. Refer to Note 6 to our audited consolidated financial statements for details.

Expenses. Our employee costs and certain other operating expenses are sensitive to inflation. An analysis of expenses is shown below:

	Year Ended December 31			Change		% Change
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018	2020 vs. 2019	2019 vs. 2018
	(in $ millions)			(in $ millions)
Amounts retained by independent agencies	944.5	799.2	827.0	145.3	(27.8)	18%	(3)%
As a % of agency revenues	82.1%	82.3%	82.4%
Employee costs	613.2	567.2	562.5	46.0	4.7	8%	1%
As a % of operating revenues	27.0%	30.2%	29.8%
Other operating expenses	375.2	345.3	345.3	29.9	—	9%	—%
As a % of operating revenues	16.5%	18.4%	18.3%
Title losses and related claims	115.2	84.4	71.5	30.8	12.9	36%	18%
As a % of title revenues	5.3%	4.6%	3.9%
`

Retention by agencies. Amounts retained by title agencies are based on agreements between the agencies and our title underwriters. Amounts retained by independent agencies, as a percentage of revenues generated by them, averaged 82.1%, 82.3% and 82.4% in 2020, 2019 and 2018, respectively. The slight improvement of the average retention ratio in 2020, compared to 2019, was primarily due to relatively higher agency revenue increase in states with lower retention rates. The average retention percentage may vary from period to period due to the geographical mix of agency operations, the volume of title revenues and, in some states, laws or regulations. Due to the variety of such laws or regulations, as well as competitive factors, the average retention rate can differ significantly from state to state. In addition, a high proportion of our independent agencies are in states with retention rates greater than 80%. We continue to focus on increasing profit margins in every state, increasing premium revenue in states where remittance rates are above 20%, and maintaining the quality of our agency network, which we believe to be the industry’s best, in order to mitigate claims risk and drive consistent future performance. While market share is important in our agency operations channel, it is not as important as margins, risk mitigation and profitability.

Non-operating charges. Comparisons for employee costs and other operating expenses for the three years ended December 31, 2020 are influenced by the following non-operating charges:

	Income Statement Line	2020	2019	2018
		(in $ thousands)
Ancillary services and corporate segment:
FNF merger expenses	Other operating expenses	—	6,835	12,673
Severance expenses	Employee costs	—	4,296	354
Executive insurance policy settlement	Other operating expenses	—	2,151	—
Office closure costs	Other operating expenses	—	1,222	—
Litigation-related accruals	Other operating expenses	—	—	1,200
Other charges	Other operating expenses	—	1,298	—
		—	15,802	14,227
Title segment:
Severance expenses	Employee costs	2,816	2,188	635
Office closure costs	Other operating expenses	—	5,346	750
		2,816	7,534	1,385
Total charges		2,816	23,336	15,612

Selected cost ratios (by segment). The following table shows employee costs and other operating expenses as a percentage of related segment operating revenues for the years ended December 31:

	Employee Costs			Other Operating Expenses
	2020	2019	2018	2020	2019	2018
Title	26.8%	29.4%	29.0%	13.5%	16.5%	16.0%
Ancillary services and corporate	31.3%	70.7%	57.1%	95.6%	109.6%	101.5%

Employee costs. Consolidated employee costs increased $46.0 million, or 8%, primarily due to acquisitions, higher incentive compensation on improved operating results, and increased overtime costs driven by higher transaction volumes in 2020 compared to 2019. These increases were partially offset by reduced salaries expense resulting from a 4% reduction in average employee counts (excluding acquisitions) in 2020. Consolidated employee costs in 2019 increased $4.7 million, or 1%, compared to 2018, primarily due to increased incentive compensation resulting from higher direct title revenues and the executive severance charges related to the corporate reorganization, which was partially offset by reduced salaries expense driven by a 6% reduction in average employee counts.

Our total employee counts at December 31, 2020, 2019 and 2018 were approximately 5,800, 5,300 and 5,400, respectively. Average cost per employee in 2020 and 2019 both increased 7%, compared to the corresponding prior years, primarily due to increased incentive compensation and severance charges. As a percentage of total operating revenues, employee costs were 27.0%, 30.2% and 29.8% in 2020, 2019 and 2018, respectively.

Employee costs for the title segment increased $46.6 million, or 9%, in 2020 compared to 2019, primarily due to acquisitions and higher incentive compensation on higher title revenues. The title segment's employee costs in 2019 increased $7.2 million, or 1%, versus 2018, primarily due to increased incentive compensation, partially reduced by the lower salaries expense resulting from lower average employee counts. Employee costs in the ancillary services and corporate segment decreased $0.6 million, or 2%, in 2020 compared to 2019, and also decreased $2.5 million, or 8%, in 2019 compared to 2018, primarily due to lower overall costs resulting from reduced average employee counts driven volume declines. However, the decreased employee costs in 2020 were partially offset by added employee costs from 2020 acquisitions.

Other operating expenses. Other operating expenses include costs that are fixed in nature, costs that follow, to varying degrees, changes in transaction volumes and revenues (variable costs) and costs that fluctuate independently of revenues (independent costs). Costs that are fixed in nature include attorney and professional fees, third-party outsourcing provider fees, equipment rental, insurance, rent and other occupancy expenses, repairs and maintenance, technology costs, telecommunications and title plant expenses. Variable costs include appraiser expenses, outside search and valuation fees, attorney fee splits, bad debt expenses, copy supplies, delivery fees, postage, premium taxes and title plant maintenance expenses. Independent costs include general supplies, litigation defense, business promotion and marketing and travel.

Consolidated other operating expenses increased $29.8 million, or 9%, in 2020 compared to 2019, while other operating expenses in 2019 were comparable to 2018. Other operating expenses, as a percentage of total operating revenues (other operating expenses ratio), were 16.5%, 18.4% and 18.3% in 2020, 2019 and 2018, respectively. Excluding the impact of the non-operating charges (as presented in the table above), the other operating expenses ratio would have been 17.5% in both 2019 and 2018.

In 2020, excluding the non-operating charges presented in the table above, costs fixed in nature increased $1.3 million, or 1%, compared to 2019, primarily due to increased professional and consulting fees related to acquisitions and integration and higher technology expenses, partially offset by lower rent and other occupancy expenses. Variable costs increased $55.3 million, or 37%, primarily due to increased appraiser expenses tied to appraisal revenues generated by new acquisitions in the ancillary services operations, as well as higher premium taxes, title plant maintenance expenses and attorney fee splits consistent with higher overall title revenues. These increases were partially offset by lower outside search expenses related to lower revenues from commercial title and search and valuation services operations. Independent costs, excluding the operating charges, decreased $9.1 million, or 20%, primarily due to reduced marketing and travel expenses mainly as a result of the COVID-19 pandemic.

In 2019, excluding the non-operating charges presented in the table above, costs fixed in nature decreased $6.1 million, or 4%, compared to 2018, primarily due to reduced insurance expenses, professional and consulting fees and telecommunications expenses. Variable costs remained comparable to the prior year as the decreased outside search expenses resulting from lower ancillary services revenues were offset by increased bad debt expenses and higher premium taxes on higher title revenues. Excluding the non-operating charges, independent costs increased $2.9 million, or 7%, primarily due to increased marketing expenses and litigation-related accruals.

Title losses. Provisions for title losses, as a percentage of title operating revenues, were 5.3%, 4.6% and 3.9% in 2020, 2019 and 2018, respectively. The title loss ratio in any given year can be significantly influenced by new large claims incurred as well as adjustments to reserves for existing large claims. We continue to manage and resolve large claims prudently and in keeping with our commitments to our policyholders.

For the year ended December 31, 2020, title losses increased $30.8 million, or 36%, compared to 2019, primarily due to increased title premiums, higher loss provisioning rate driven by an overall uncertainty related to incurred losses resulting from the COVID-19 pandemic, and unfavorable loss experience in our Canadian operations. For the year ended December 31, 2019, title losses increased $12.9 million, or 18%, compared to 2018, primarily due to unfavorable loss experience in 2019, resulting in a higher current year policy provisioning rate and increased loss provisions in portions of our non-Canadian international operations, and a $4.0 million prior policy year reserve reduction during 2018.

Title losses paid were $82.0 million, $91.0 million and $82.7 million in 2020, 2019 and 2018, respectively. Total claim payments in 2020 decreased compared to 2019, primarily due to lower payments on non-large claims, partially offset by higher payments on large claims. The higher claims payments in 2019 compared to the prior year were primarily due to higher payments on non-large claims, partially offset by lower payments on large claims. Claims payments made on large title claims, net of insurance recoveries, during 2020, 2019 and 2018 were $8.7 million, $6.1 million and $7.3 million, respectively.

Our liability for estimated title losses as of December 31, 2020 and 2019 comprises both known claims and our IBNR. Known claims reserves are reserves related to actual losses reported to us. Our reserve for known claims comprises both claims related to title insurance policies as well as losses arising from escrow closing and funding operations due to fraud or error (which are recognized as expense when discovered). The amount of the reserve represents the aggregate, non-discounted future payments (net of recoveries) that we expect to incur on policy and escrow losses and in costs to settle claims.

Total title policy loss reserve balances at December 31 were as follows:

	2020	2019
	(in $ millions)
Known claims	68.9	67.8
IBNR	427.4	391.3
Total estimated title losses	496.3	459.1

Title claims are generally reported within the first six years after policy issuance and the timing of payments on these claims can significantly impact the balance of known claims, since claims, in many cases, may be open for several years before resolution and payment occur. As a result, the estimate of ultimate amount to be paid on any claim may be modified over that time period. As of December 31, 2020 and 2019, our reserve balance was above the actuarial midpoint of total estimated policy loss reserves.

Depreciation and amortization. Depreciation and amortization expense in 2020 decreased $3.3 million, or 15%, compared to 2019, primarily due to certain information technology and other fixed assets being fully depreciated or written off by end of 2019, and reduced purchases of fixed assets in 2020, partially offset by $2.7 million of intangible asset amortization related to 2020 acquisitions. Depreciation and amortization expense in 2019 decreased $2.4 million, or 10%, compared to the prior year, primarily due to some assets being fully depreciated or amortized.

Income taxes. Our effective tax rates for 2020, 2019 and 2018 were 24.0%, 25.3% and 22.1%, respectively, based on income before taxes (after deducting noncontrolling interests) of $203.7 million, $105.3 million and $61.0 million, respectively. Refer to Note 7 to our audited consolidated financial statements for details on the effective tax rates and income tax accounts.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources reflect our ability to generate cash flow to meet our obligations to shareholders, customers (payments to satisfy claims on title policies), vendors, employees, lenders and others. As of December 31, 2020, our total cash and investments, including amounts reserved pursuant to statutory requirements, aggregated $1.1 billion ($621.2 million, net of statutory reserves on cash and investments). Of our total cash and investments at December 31, 2020, $814.8 million ($546.0 million, net of statutory reserves) was held in the United States (U.S.) and the rest internationally, principally in Canada.

Cash held at the parent company totaled $3.6 million at December 31, 2020. As a holding company, the parent company is funded principally by cash from its subsidiaries in the form of dividends, operating and other administrative expense reimbursements and pursuant to intercompany tax sharing agreements. The expense reimbursements are paid in accordance with management agreements, approved by the Texas Department of Insurance (TDI), among us and our subsidiaries. In addition to funding operating expenses, cash held at the parent company is used for dividend payments to common stockholders. To the extent such uses exceed cash available, the parent company is dependent on distributions from Guaranty, its regulated title insurance underwriter.

A substantial majority of our consolidated cash and investments as of December 31, 2020 was held by Guaranty and its subsidiaries. The use and investment of these funds, dividends to the parent company, and cash transfers between Guaranty and its subsidiaries and the parent company are subject to certain legal and regulatory restrictions. In general, Guaranty may use its cash and investments in excess of its legally-mandated statutory premium reserve (established in accordance with requirements under Texas law) to fund its insurance operations, including claims payments. Guaranty may also, subject to certain limitations, provide funds to its subsidiaries (whose operations consist principally of field title offices and ancillary services operations) for their operating and debt service needs.

We maintain investments in accordance with certain statutory requirements for the funding of statutory premium reserves. Statutory premium reserves are required to be fully funded and invested in high-quality securities and short-term investments. Statutory reserve funds are not available for current claims payments, which must be funded from current operating cash flow. Included in investments in debt and equity securities are statutory reserve funds of approximately $496.6 million at December 31, 2020. In addition, included within cash and cash equivalents are statutory reserve funds of approximately $20.0 million at December 31, 2020. Although these cash statutory reserve funds are not restricted or segregated in depository accounts, they are required to be held pursuant to state statutes. If the Company fails to maintain minimum investments or cash and cash equivalents sufficient to meet statutory requirements, the Company may be subject to fines or other penalties, including potential revocation of its business license. As of December 31, 2020, our known claims reserve totaled $68.9 million and our estimate of claims that may be reported in the future, under generally accepted accounting principles, totaled $427.4 million. In addition to this, we had cash and investments (excluding equity method investments) of $428.9 million which are available for underwriter operations, including claims payments.

The ability of Guaranty to pay dividends to its parent is governed by Texas insurance law. The TDI must be notified of any dividend declared, and any dividend in excess of the statutory maximum of 20% of surplus (which was approximately $158.9 million as of December 31, 2020) would be, by regulation, considered extraordinary and subject to pre-approval by the TDI. Also, the Texas Insurance Commissioner may raise an objection to a planned distribution during the notification period. Guaranty’s actual ability or intent to pay dividends to its parent may be constrained by business and regulatory considerations, such as the impact of dividends on surplus and the liquidity ratio, which could affect its ratings and competitive position, the amount of insurance it can write and its ability to pay future dividends. Guaranty paid dividends of $30.0 million to its parent during 2020 and none during 2019.

Contractual obligations. Our material contractual obligations at December 31, 2020 are composed primarily of amounts drawn on our line of credit facility, other notes payable, operating leases and reserves for estimated title losses. The timing above for payments of notes payable is based upon contractually stated payment terms of each debt agreement. At December 31, 2020, the outstanding balance on our line of credit facility is due in 2025. Other notes payable include short-term loan agreements in connection with our Section 1031 business (Section 1031 notes) and finance lease obligations. Operating leases are primarily for office space and expire over the next ten years. Refer to Note 10 (Notes payable) and Note 15 (Leases) to our audited consolidated financial statements for details on the annual maturity of related obligations.

In regard to the reserves for estimated title losses, the timing of payments is not set by contract. The actual timing of estimated title loss payments may vary since claims, by their nature, are complex and paid over long periods of time. Based on our historical payment patterns, approximately 77% of the outstanding reserves are paid out within six years. Refer to Note 11 (Estimated title losses) to our audited consolidated financial statements for details.

Cash flows. As the parent company conducts no operations apart from its wholly-owned subsidiaries, the discussion below focuses on consolidated cash flows. Refer to the consolidated statements of cash flows in the audited consolidated financial statements.

	2020	2019	2018
	(in $ millions)
Net cash provided by operating activities	275.8	166.4	84.2
Net cash (used) provided by investing activities	(231.4)	7.0	9.4
Net cash provided (used) by financing activities	54.3	(37.8)	(47.8)

Operating activities. Our principal sources of cash from operations are premiums on title policies and revenue from title service-related transactions, ancillary services and other operations. Our independent agencies remit cash to us net of their contractual retention. Our principal cash expenditures for operations are employee costs, operating costs and title claims payments.

Net cash provided by operations in 2020 improved by $109.4 million compared to 2019, primarily due to the higher net income generated and lower claim payments in 2020. Net cash provided by operations in 2019 improved by $82.2 million compared to 2018, primarily due to the higher net income in 2019, which included the $50.0 million merger termination fee from FNF, partially offset by higher payments on claims. Although our business is labor intensive, we are focused on a cost-effective, scalable business model which includes utilization of technology, centralized back and middle office functions and business process outsourcing. We are continuing our emphasis on cost management, especially in light of the current economic environment due to the COVID-19 pandemic, specifically focusing on lowering unit costs of production and improving operating margins in all our businesses. Our plans to improve margins include additional automation of manual processes, and further consolidation of our various systems and production operations. We continue to invest in the technology necessary to accomplish these goals.

Investing activities. Cash used and provided by investing activities is primarily driven by proceeds from matured and sold investments, purchases of investments, capital expenditures and acquisition of title offices and other businesses. During 2020, 2019 and 2018, total proceeds from securities investments sold and matured were $96.0 million, $99.3 million and $79.1 million, respectively; while cash used for purchases of securities investments was $118.3 million, $77.5 million and $43.1 million, respectively. The higher purchases of securities investments in 2020 and 2019 were primarily due to our resumption to normal activity of investing in securities, following the relatively lower activity in 2018 when we invested more into cash equivalents and short-term investments, which had more favorable interest rates.

We used $200.0 million of cash in 2020 for acquisitions of several title offices and ancillary services businesses and also used $19.0 million of cash in 2018 for acquiring title offices; while we used $15.0 million, $17.1 million and $10.7 million of cash for purchases of property and equipment during 2020, 2019 and 2018, respectively. We maintain investment in capital expenditures at a level that enables us to implement technologies for increasing our operational and back-office efficiencies and to pursue growth in key markets.

Financing activities and capital resources. During 2020, we generated net proceeds of approximately $109.0 million from an issuance of new shares of Common Stock, which we used primarily for the acquisition of several title offices. During each of 2020, 2019 and 2018, we paid total dividends of $1.20 per common share, which aggregated to $30.2 million, $28.3 million and $28.3 million, respectively.

Total debt and stockholders’ equity were $101.8 million and $1.0 billion, respectively, as of December 31, 2020. During 2020, 2019 and 2018, payments on notes payable of $23.8 million, $25.0 million and $16.3 million, respectively, and notes payable additions of $16.5 million, $30.5 million and $14.5 million, respectively, were related to short-term loan agreements in connection with our Section 1031 tax-deferred property exchange (Section 1031) business. As of December 31, 2020, the outstanding balance on the line of credit facility was $98.9 million, while the remaining balance of the line of credit available for use was $98.6 million, net of an unused $2.5 million letter of credit. Our debt-to-equity ratio at December 31, 2020, excluding our Section 1031 notes, was approximately 10.0%.

Effect of changes in foreign currency rates. The effect of changes in foreign currency rates on the consolidated statements of cash flows was a net increase (decrease) in cash and cash equivalents of $3.3 million, $2.9 million and $(3.8) million in 2020, 2019 and 2018, respectively. Our principal foreign operating unit is in Canada, and the value of the Canadian dollar, on average and relative to the U.S. dollar, appreciated during 2020 and 2019, while it declined during 2018.

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

Other comprehensive income (loss). Unrealized gains and losses on available-for-sale securities investments and changes in foreign currency exchange rates are reported net of deferred taxes in accumulated other comprehensive (loss) income, a component of stockholders’ equity, until realized. Refer to Note 1-H to our audited consolidated financial statements for details.

In 2020, net unrealized investment gains of $14.9 million, net of taxes, which increased our other comprehensive income, were primarily related to increases in the fair values of our overall bond securities portfolio, mainly driven by the effect of lower interest rates and partially offset by higher credit spreads. The five-year U.S. treasury yield applicable on our investments decreased approximately 130 basis points in 2020 versus 2019, while the applicable credit spreads increased by approximately 70 basis points in 2020 compared to 2019. Also in 2020, we recorded foreign currency translation gains which increased our other comprehensive income by $4.8 million, net of taxes, which was primarily driven by the appreciation in value of the Canadian dollar and United Kingdom pound against the U.S. dollar in 2020.

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

Cautionary statements regarding forward-looking statements. Certain statements in this report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Such forward-looking statements relate to future, not past, events and often address our expected future business and financial performance. These statements often contain words such as “may,” "expect," "anticipate," "intend," "plan," "believe," "seek," "will," "foresee" or other similar words. Forward-looking statements by their nature are subject to various risks and uncertainties that could cause our actual results to be materially different than those expressed in the forward-looking statements. These risks and uncertainties include, among other things, the volatility of economic conditions, including the duration and effects of the COVID-19 pandemic; adverse changes in the level of real estate activity; changes in mortgage interest rates, existing and new home sales, and availability of mortgage financing; our ability to respond to and implement technology changes, including the completion of the implementation of our enterprise systems; the impact of unanticipated title losses or the need to strengthen our policy loss reserves; any effect of title losses on our cash flows and financial condition; the ability to attract and retain highly productive sales associates; the impact of vetting our agency operations for quality and profitability; independent agency remittance rates; changes to the participants in the secondary mortgage market and the rate of refinancing that affects the demand for title insurance products; regulatory non-compliance, fraud or defalcations by our title insurance agencies or employees; our ability to timely and cost-effectively respond to significant industry changes and introduce new products and services; the outcome of pending litigation; the impact of changes in governmental and insurance regulations, including any future reductions in the pricing of title insurance products and services; our dependence on our operating subsidiaries as a source of cash flow; our ability to access the equity and debt financing markets when and if needed; our ability to grow our international operations; seasonality and weather; and our ability to respond to the actions of our competitors. All forward-looking statements included in this report are expressly qualified in their entirety by such cautionary statements. We expressly disclaim any obligation to update, amend or clarify any forward-looking statements contained in this report to reflect events or circumstances that may arise after the date hereof, except as may be required by applicable law.

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

The material market risk in our investments in financial instruments is related to our debt securities investments, which represent approximately 92% of our total securities investment portfolio at December 31, 2020, with the remainder invested in equity securities. We invest primarily in corporate, foreign, municipal and U.S. government debt securities. We do not invest in financial instruments of a derivative or hedging nature. We have established policies and procedures to minimize our exposure to changes in the fair values of our investments. These policies include retaining an investment advisory firm, an emphasis upon credit quality, management of portfolio duration, maintaining or increasing investment income through high coupon rates and actively managing our risk profile and security mix depending upon market conditions. We have classified all of our debt securities investments as available-for-sale.

Investments in debt securities at December 31, 2020 mature, according to their contractual terms, as follows (actual maturities may differ because of call or prepayment rights):

	Amortized costs	Fair values
	(in $ thousands)
In one year or less	79,668	80,400
After one year through two years	92,229	95,423
After two years through three years	107,132	111,480
After three years through four years	77,913	81,298
After four years through five years	27,336	29,366
After five years	215,134	233,419
	599,412	631,386

We believe our investment portfolios are diversified and do not expect any material loss to result from the failure to perform by issuers of the debt securities we hold. Our investments are not collateralized. Foreign debt securities primarily include Canadian government and corporate bonds, United Kingdom treasury and corporate bonds and Mexican government bonds. Refer to Note 4 to our audited consolidated financial statements for details.

Based on our foreign debt securities portfolio and foreign currency exchange rates at December 31, 2020, a 100 basis-point increase (decrease) in foreign currency exchange rates would result in an increase (decrease) of approximately $2.6 million in the fair value of our foreign debt securities portfolio. We do not currently employ hedging strategies with respect to foreign currency risk as we do not consider this risk as material to the Company. In addition, our international businesses conduct substantially all of their operations in their respective local currencies. Changes in foreign currency exchange rates may affect the fair value of the debt securities portfolio and may result in unrealized gains or losses.

Based on our debt securities portfolio and interest rates at December 31, 2020, a 100 basis-point increase (decrease) in interest rates would result in a decrease (increase) of approximately $21.7 million, or 3.4%, in the fair value of our portfolio. Changes in interest rates may affect the fair value of the debt securities portfolio and may result in unrealized gains or losses.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management's annual report on internal control over financial reporting. Our principal executive officer and principal financial officer are responsible for establishing and maintaining disclosure controls and procedures. They evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2020 and have concluded that, as of such date, our disclosure controls and procedures are adequate and effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) and 15d-15(f)). Our internal control over financial reporting is a process, under the supervision of our principal executive officer and principal financial officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this assessment, management believes that, as of December 31, 2020, our internal control over financial reporting is effective based on those criteria.

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

See page F-4 for the Report of Independent Registered Public Accounting Firm on our effectiveness of internal control over financial reporting.

Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As a result, no corrective actions were required or undertaken.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding our directors and management team will be included in our proxy statement for our 2020 Annual Meeting of Stockholders (Proxy Statement), which will be filed within 120 days after December 31, 2020, and is incorporated in this report by reference.

Our Board of Directors and Executive Team as of February 26, 2021 are:

Board of Directors:
Thomas G. Apel (Chairman)	Chief Executive Officer of ADFITECH, Inc.
Clifford Allen Bradley, Jr.	Former Chairman of the Board and Chief Executive Officer of Amerisafe, Inc.
Robert L. Clarke	Of Counsel, Bracewell LLP, and former U.S. Comptroller of the Currency
William S. Corey, Jr.	Board Member at GSE Systems, Inc. and former Senior Partner at PricewaterhouseCoopers LLP
Frederick H. Eppinger	Chief Executive Officer of Stewart
Deborah J. Matz	Advisory Board Member at RenoFi and elphi, and former Chairman of the National Credit Union Administration
Matthew W. Morris	Former Chief Executive Officer of Stewart
Karen R. Pallotta	President of KRP Advisory Services, LLC, former Executive Vice President at Fannie Mae and former Board Member of Redwood Trust, Inc.
Manuel Sanchez	Board Member at Fannie Mae, OnDeck Capital and BanCoppel, and former Chairman of the Board and Chief Executive Officer of BBVA Compass

Executive Team:
Frederick H. Eppinger	Chief Executive Officer
David C. Hisey	Chief Financial Officer, Secretary and Treasurer
John L. Killea	Chief Legal Officer and Chief Compliance Officer
Steve M. Lessack	Group President
Tara S. Smith	Group President
Brad A. Rable	Chief Information Officer
Emily A. Kain	Chief Human Resources Officer

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)Financial Statements and Financial Statement Schedules

The financial statements and financial statement schedules filed as part of this report are listed in the Index to Consolidated Financial Statements and Financial Statement Schedules of this document. All other schedules are omitted, as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

(b)Exhibits required to be filed by Item 601 of Regulation S-K are listed below.

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
Amended and Restated Credit Agreement, dated effective as of November 9, 2018, among the Registrant, the guarantors named therein, Compass Bank, as administrative agent, and the lenders party thereto. (incorporated by reference in this report from Exhibit 10.1 of the Current Report on Form 8-K filed on November 13, 2018)

4.4	—
First Amendment to Amended and Restated Credit Agreement, dated effective as of May 7, 2020, by and among the Registrant, the guarantors named therein, BBVA USA, f/k/a Compass Bank, N.A., as administrative agent for the lenders, and the Lenders party thereto (incorporated by reference in this report from Exhibit 10.1 of the Current Report on Form 8-K filed May 11, 2020)

4.5 *	—	Description of Securities Registered Pursuant to Section 12 of The Securities Exchange Act of 1934
10.1 †	—
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

10.3 †	—
Voluntary Separation Agreement and Release, dated January 15, 2020, by and between the Registrant and Matthew W. Morris (incorporated by reference in this report from Exhibit 10.6 of the Current Report on Form 10-K filed February 27, 2020)

10.4 †	—
Amended and Restated Employment Agreement entered as of June 1, 2020 and effective as of January 1, 2020, by and between the Registrant and David C. Hisey (incorporated by reference in this report from Exhibit 10.1 of the Current Report on Form 8-K filed June 4, 2020)

10.5 †	—
Amended and Restated Employment Agreement entered as of June 1, 2020 and effective as of January 1, 2020, by and between the Registrant and Steven M. Lessack (incorporated by reference in this report from Exhibit 10.2 of the Current Report on Form 8-K filed June 4, 2020)

Exhibit

10.6	—
Asset Purchase and Sale Agreement, dated and effective September 1, 2020, by and between the Registrant and Unified Title Company, LLC, Unified Title Company of Northern Colorado, LLC, Legacy Title Group, LLC, Empire West Title Agency, LLC, Western Title Company, LLC, Colorado Escrow and Title Services, LLC, Empire Title of Colorado Springs, LLC, Western Exchange Services, LLC, El Paso Title Plant, LLC, and ET Production Services, LLC (incorporated by reference in this report from Exhibit 10.1 of the Current Report on Form 10-Q filed November 4, 2020)

10.7 †
Stock Unit Award Agreement, dated February 7, 2020, by and between the Registrant and Frederick H. Eppinger (incorporated by reference in this report from Exhibit 10.7 of the Annual Report on Form 10-K for the year ended December 31, 2019 filed February 27, 2020)

10.8 †
Stock Unit Award Agreement, dated February 7, 2020, by and between the Registrant and David C. Hisey (incorporated by reference in this report from Exhibit 10.8 of the Annual Report on Form 10-K for the year ended December 31, 2019 filed February 27, 2020)

10.9 †
Stock Unit Award Agreement, dated February 7, 2020, by and between the Registrant and John L. Killea (incorporated by reference in this report from Exhibit 10.9 of the Annual Report on Form 10-K for the year ended December 31, 2019 filed February 27, 2020)

10.10 †
Stock Unit Award Agreement, dated February 7, 2020, by and between the Registrant and Steven M. Lessack (incorporated by reference in this report from Exhibit 10.10 of the Annual Report on Form 10-K for the year ended December 31, 2019 filed February 27, 2020)

10.11 †
Stock Option Agreement, dated February 7, 2020, by and between the Registrant and Frederick H. Eppinger (incorporated by reference in this report from Exhibit 10.11 of the Annual Report on Form 10-K for the year ended December 31, 2019 filed February 27, 2020)

10.12 †
Stock Option Agreement, dated February 7, 2020, by and between the Registrant and David C. Hisey (incorporated by reference in this report from Exhibit 10.12 of the Annual Report on Form 10-K for the year ended December 31, 2019 filed February 27, 2020)

10.13 †
Stock Option Agreement, dated February 7, 2020, by and between the Registrant and John L. Killea (incorporated by reference in this report from Exhibit 10.13 of the Annual Report on Form 10-K for the year ended December 31, 2019 filed February 27, 2020)

10.14 †
Stock Option Agreement, dated February 7, 2020, by and between the Registrant and Steven M. Lessack (incorporated by reference in this report from Exhibit 10.14 of the Annual Report on Form 10-K for the year ended December 31, 2019 filed February 27, 2020)

10.15 †
Stewart Information Services Corporation 2020 Incentive Plan (incorporated by reference in this report from Appendix 1 to the Registrant’s definitive proxy statement on Schedule 14A filed on April 24, 2020)

10.16
Stewart Information Services Corporation 2020 Employee Stock Purchase Plan (incorporated by reference herein from Appendix 2 to the Registrant’s definitive proxy statement on Schedule 14A filed on April 24, 2020)

10.17
Stewart Information Services Corporation 2018 Employee Stock Purchase Plan (incorporated by reference herein from Appendix I to the Registrant’s definitive proxy statement on Schedule 14A filed on April 23, 2018)

14.1	—
Code of Ethics for Chief Executive Officers, Principal Financial Officer and Principal Accounting Officer (incorporated by reference in this report from Exhibit 14.1 of the Annual Report on Form 10-K for the year ended December 31, 2004)

21.1*	—	Subsidiaries of the Registrant at December 31, 2020
23.1*	—	Consent of KPMG LLP, including consent to incorporation by reference of their reports into previously filed Securities Act registration statements
31.1*	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit

32.1*	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	—	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	—	XBRL Taxonomy Extension Schema Document
101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	—	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
†	Management contract or compensatory plan

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
Brian K. Glaze, Controller and Principal Accounting Officer

Date: February 26, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on our behalf on February 26, 2021 by the following Directors:

/s/ Thomas G. Apel	/s/ William S. Corey, Jr.	/s/ Matthew W. Morris
(Thomas G. Apel)	(William S. Corey, Jr.)	(Matthew W. Morris)

/s/ Clifford Allen Bradley Jr.	/s/ Frederick H. Eppinger	/s/ Karen R. Pallotta
(Clifford Allen Bradley)	(Frederick H. Eppinger)	(Karen R. Pallotta)

/s/ Robert L. Clarke	/s/ Deborah J. Matz	/s/ Manuel Sanchez
(Robert L. Clarke)	(Deborah J. Matz)	(Manuel Sanchez)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES

1

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Stewart Information Services Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Stewart Information Services Corporation and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income and comprehensive income, cash flows, and equity for each of the years in the three‑year period ended December 31, 2020, and the related notes and financial statement schedules I and II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of the liability for estimated title losses

As discussed in notes 1E and 11 to the consolidated financial statements, the liability for estimated title losses represents the aggregate future payments (net of recoveries) that the Company expects to make on title insurance policy losses and certain costs to settle claims that have been incurred as of the balance sheet date. The Company calculates the liability for estimated title losses by adjusting prior period’s ending reserve balance for the current year provision for estimated title losses and actual claim payments. The Company calculates the current year provision for estimated title losses by determining current period loss provision rates and applying them to the Company’s current premiums, except for large claims and escrow losses, which are considered separately. Management analyzes the difference between the internally-calculated liability for estimated title losses and a third-party actuarially-derived liability. Factors considered as part of this analysis include actual claim payments and incurred loss experience, including the frequency and severity of claims, compared to actuarial estimates of claim payments and incurred losses, as well as the impact of the economic and real estate market environment on particular policy years. As of December 31, 2020, the balance of the liability for estimated title losses was $496 million.

We identified the evaluation of the liability for estimated title losses for certain lines of business as a critical audit matter. Specifically, the evaluation of the selection of loss provision rates used in the valuation of the liability for estimated title losses required subjective auditor judgment. The significant judgment was primarily due to the subjectivity of management’s estimates in relation to recent historical loss trends and the economic and real estate market environment.

The following are the primary procedures we performed to address the critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s estimation of title losses. This included controls related to (1) the Company’s assessment of estimated losses based on selected loss provision rates used in determining the liability for estimated title losses; and (2) the Company’s assessment of the recorded liability for estimated title losses in relation to the estimate developed by the third-party actuary. We involved actuarial professionals with specialized skills and knowledge, who assisted in:
•Assessing loss provision rates selected by the Company in relation to recent historical loss payment/premium trends and the economic and real estate market environment;
•Comparing the third-party actuary reserving methodologies to generally accepted actuarial standards and assessing the actuarial methods and assumptions used, in relation to recent historical loss payment/premium trends and the economic and real estate market environment;
•Developing a range of estimates of the liability for estimated title losses using the Company’s underlying historical claims data for certain lines of business, and comparing the liability for estimated title losses recorded by the Company to our independent range; and
•Assessing the year-over-year movements of the Company’s liability for estimated title losses within our range.

/s/ KPMG LLP

We have served as the Company’s auditor since 1980.

Houston, Texas
February 26, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Stewart Information Services Corporation:

Opinion on Internal Control Over Financial Reporting
We have audited Stewart Information Services Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of income and comprehensive income, cash flows, and equity for each of the years in the three-year period ended December 31, 2020, and the related notes and financial statement schedules I and II (collectively, the consolidated financial statements), and our report dated February 26, 2021 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Houston, Texas
February 26, 2021

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2020	2019	2018
	(in $ thousands, except per share amounts)
Revenues
Title revenues:
Direct operations	1,037,852	869,457	833,200
Agency operations	1,151,030	970,540	1,003,959
Ancillary services	82,621	37,456	50,723
Operating revenues	2,271,503	1,877,453	1,887,882
Investment income	18,607	19,795	19,737
Net realized and unrealized (losses) gains	(1,678)	42,760	53
	2,288,432	1,940,008	1,907,672
Expenses
Amounts retained by agencies	944,480	799,229	827,046
Employee costs	613,195	567,173	562,469
Other operating expenses	375,188	345,349	345,307
Title losses and related claims	115,224	84,423	71,514
Depreciation and amortization	19,216	22,526	24,932
Interest	2,624	4,341	3,875
	2,069,927	1,823,041	1,835,143
Income before taxes and noncontrolling interests	218,505	116,967	72,529
Income tax expense	(48,833)	(26,695)	(13,507)
Net income	169,672	90,272	59,022
Less net income attributable to noncontrolling interests	14,767	11,657	11,499
Net income attributable to Stewart	154,905	78,615	47,523

Net income	169,672	90,272	59,022
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	4,789	6,478	(10,488)
Change in net unrealized gains and losses on investments	15,443	15,184	(8,922)
Reclassification adjustment for realized gains and losses on investments	(511)	410	(922)
Other comprehensive income (loss), net of taxes	19,721	22,072	(20,332)
Comprehensive income	189,393	112,344	38,690
Less comprehensive income attributable to noncontrolling interests	14,767	11,657	11,499
Comprehensive income attributable to Stewart	174,626	100,687	27,191

Basic average shares outstanding (000)	24,793	23,611	23,543
Basic earnings per share attributable to Stewart	6.25	3.33	2.02
Diluted average shares outstanding (000)	24,913	23,753	23,685
Diluted earnings per share attributable to Stewart	6.22	3.31	2.01
See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2020	2019
	(in $ thousands)
Assets
Cash and cash equivalents	432,683	330,609
Short-term investments	20,678	23,527
Investments in debt and equity securities, at fair value:
Statutory reserve funds	496,594	483,389
Other	187,793	161,650
	684,387	645,039
Receivables:
Premiums from agencies	34,507	26,405
Trade and other	56,054	45,962
Income taxes	501	1,641
Notes	1,557	2,464
Allowance for uncollectible amounts	(4,807)	(4,469)
	87,812	72,003
Property and equipment, at cost:
Land	2,964	3,009
Buildings	22,598	20,519
Furniture and equipment	168,147	178,416
Accumulated depreciation	(142,038)	(151,483)
	51,671	50,461
Operating lease assets	106,479	99,028
Title plants, at cost	72,863	72,627
Investments in investees, on an equity method basis	6,765	6,169
Goodwill	431,477	248,890
Intangible assets, net of amortization	37,382	4,623
Deferred tax assets, net	4,330	4,407
Other assets	42,048	35,402
	1,978,575	1,592,785
Liabilities
Notes payable	101,773	110,632
Accounts payable and accrued liabilities	225,180	126,779
Operating lease liabilities	119,089	113,843
Estimated title losses	496,275	459,053
Deferred tax liabilities, net	23,852	28,719
	966,169	839,026
Contingent liabilities and commitments
Stockholders’ equity
Common Stock – $1 par, authorized 51,500,000; issued 27,080,403 and 24,061,568; outstanding 26,728,242 and 23,709,407, respectively	27,080	24,062
Additional paid-in capital	274,857	164,217
Retained earnings	688,819	564,392
Accumulated other comprehensive income (loss):
Foreign currency translation adjustments	(8,238)	(13,027)
Net unrealized gains on debt securities investments	25,260	10,328
Treasury stock – 352,161 common shares, at cost, for both 2020 and 2019 (including 145,820 shares held by a subsidiary)	(2,666)	(2,666)
Total stockholders’ equity attributable to Stewart	1,005,112	747,306
Noncontrolling interests	7,294	6,453
Total stockholders’ equity	1,012,406	753,759
	1,978,575	1,592,785
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2020	2019	2018
	(in $ thousands)
Reconciliation of net income to cash provided by operating activities:
Net income	169,672	90,272	59,022
Add (deduct):
Depreciation and amortization	19,216	22,526	24,932
Provision for bad debt	649	1,672	519
Net realized and unrealized losses (gains)	1,678	7,240	(53)
Amortization of net premium on debt securities investments	4,261	4,939	6,083
Payments for title losses less than (in excess of) provisions	33,229	(6,585)	(11,192)
Adjustments for insurance recoveries of title losses	228	181	1,039
(Increase) decrease in receivables – net	(6,598)	(2,917)	5,280
(Increase) decrease in other assets – net	(5,380)	6,865	4,469
Decrease (increase) in payables and accrued liabilities – net	62,738	31,471	(12,002)
Change in net deferred income taxes	(9,747)	8,669	256
Net income from equity investees	(3,504)	(3,044)	(1,940)
Dividends received from equity investees	3,704	2,721	2,551
Stock-based compensation expense	5,751	2,097	4,809
Other – net	(91)	252	404
Cash provided by operating activities	275,806	166,359	84,177
Investing activities:
Proceeds from sales of investments in securities	37,240	50,605	49,442
Proceeds from matured investments in debt securities	58,729	48,716	29,631
Purchases of investments in securities	(118,301)	(77,489)	(43,057)
Net sales (purchases) of short-term investments	3,894	(639)	392
Purchases of property and equipment, net	(14,992)	(17,075)	(10,675)
Proceeds from the sale of land, buildings, property and equipment, and real estate	230	1,349	82
Net cash paid for acquisition of businesses	(199,537)	—	(18,739)
Other – net	1,367	1,573	2,303
Cash (used) provided by investing activities	(231,370)	7,040	9,379
Financing activities:
Proceeds from notes payable	16,456	30,464	14,530
Payments on notes payable	(25,581)	(27,868)	(20,118)
Purchase of remaining interest of consolidated subsidiaries	—	—	(1,101)
Cash dividends paid	(30,226)	(28,345)	(28,263)
Distributions to noncontrolling interests	(13,944)	(11,506)	(11,631)
Issuance of Common Stock	108,961	—	—
Repurchases of Common Stock	(1,054)	(532)	(1,175)
Other - net	(311)	25	—
Cash provided (used) by financing activities	54,301	(37,762)	(47,758)
Effects of changes in foreign currency exchange rates	3,337	2,905	(3,810)
Increase in cash and cash equivalents	102,074	138,542	41,988
Cash and cash equivalents at beginning of year	330,609	192,067	150,079
Cash and cash equivalents at end of year	432,683	330,609	192,067

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2020	2019	2018
	(in $ thousands)
Supplemental information:
Net changes in financial statement amounts due to purchase of subsidiaries and other assets:
Goodwill acquired	182,587	—	17,462
Intangible assets acquired	37,835	—	4,570
Receivables and other assets acquired	13,677	—	1,209
Liabilities recognized	(34,562)	—	(4,294)
Net realized gains on the transactions	—	—	(208)
Net cash paid for acquisition of subsidiaries and other assets	199,537	—	18,739
Assets purchased through capital lease obligations	—	—	4,312
Income taxes paid, net	44,756	11,992	12,854
Interest paid	2,604	4,241	4,214
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained Earnings	Treasury stock	Noncontrolling interests	Total
	(in $ thousands)
Balances at January 1, 2018	24,072	159,954	(847)	491,698	(2,666)	6,599	678,810
Cumulative effect adjustments on adoption of new accounting standards (Note 1-H and Note 7)	—	—	(3,592)	3,592	—	—	—
Net income attributable to Stewart	—	—	—	47,523	—	—	47,523
Dividends on Common Stock ($1.20 per share)	—	—	—	(28,565)	—	—	(28,565)
Stock compensation	29	4,780	—	—	—	—	4,809
Stock repurchases	(29)	(1,146)	—	—	—	—	(1,175)
Purchase of remaining interest of consolidated subsidiary	—	(946)	—	—	—	(155)	(1,101)
Change in net unrealized gains and losses on investments, net of taxes	—	—	(8,922)	—	—	—	(8,922)
Reclassification adjustment for realized gains and losses on investments, net of taxes	—	—	(922)	—	—	—	(922)
Foreign currency translation adjustments (net of tax)	—	—	(10,488)	—	—	—	(10,488)
Net income attributable to noncontrolling interests	—	—	—	—	—	11,499	11,499
Distributions to noncontrolling interests	—	—	—	—	—	(11,631)	(11,631)
Balances at December 31, 2018	24,072	162,642	(24,771)	514,248	(2,666)	6,312	679,837
Net income attributable to Stewart	—	—	—	78,615	—	—	78,615
Dividends on Common Stock ($1.20 per share)	—	—	—	(28,471)	—	—	(28,471)
Stock compensation	3	2,094	—	—	—	—	2,097
Stock repurchases	(13)	(519)	—	—	—	—	(532)
Change in net unrealized gains and losses on investments, net of taxes	—	—	15,184	—	—	—	15,184
Reclassification adjustment for realized gains and losses on investments, net of taxes	—	—	410	—	—	—	410
Foreign currency translation adjustments (net of tax)	—	—	6,478	—	—	—	6,478
Net income attributable to noncontrolling interests	—	—	—	—	—	11,657	11,657
Distributions to noncontrolling interests	—	—	—	—	—	(11,506)	(11,506)
Net effect of changes in ownership and other	—	—	—	—	—	(10)	(10)
Balances at December 31, 2019	24,062	164,217	(2,699)	564,392	(2,666)	6,453	753,759
Net income attributable to Stewart	—	—	—	154,905	—	—	154,905
Dividends on Common Stock ($1.20 per share)	—	—	—	(30,478)	—	—	(30,478)
Issuance of Common Stock	3,026	105,935	—	—	—	—	108,961
Stock compensation	18	5,733	—	—	—	—	5,751
Stock repurchases	(26)	(1,028)	—	—	—	—	(1,054)
Change in net unrealized gains and losses on investments, net of taxes	—	—	15,443	—	—	—	15,443
Reclassification adjustment for realized gains and losses on investments, net of taxes	—	—	(511)	—	—	—	(511)
Foreign currency translation adjustments (net of tax)	—	—	4,789	—	—	—	4,789
Net income attributable to noncontrolling interests	—	—	—	—	—	14,767	14,767
Distributions to noncontrolling interests	—	—	—	—	—	(13,944)	(13,944)
Net effect of changes in ownership and other	—	—	—	—	—	18	18
Balances at December 31, 2020	27,080	274,857	17,022	688,819	(2,666)	7,294	1,012,406
See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Years Ended December 31, 2020

NOTE 1

General. Stewart Information Services Corporation, through its subsidiaries (collectively, the Company), is primarily engaged in the business of providing title insurance and real estate transaction related services. The Company is a global real estate services company, offering products and services through its directly owned policy-issuing offices, network of independent agencies and other businesses within the Company. The Company provides its title products and services to homebuyers and sellers; residential and commercial real estate professionals; mortgage lenders and servicers; title agencies and real estate attorneys; and home builders. The Company also provides appraisal management services, search and valuation services, online notarization and closing services, and loan origination, default and servicing support services (referred to as ancillary services operations). The Company operates in the United States (U.S.) and internationally, primarily in Canada, the United Kingdom, Australia and Central Europe. Approximately 47% of consolidated title revenues for the year ended December 31, 2020 were generated in Texas, New York, California, Florida, Colorado and international markets (principally Canada).

A. Management’s responsibility. The accompanying consolidated financial statements were prepared by management, who is responsible for their integrity and objectivity. The financial statements have been prepared in conformity with U.S. generally accepted accounting principles (GAAP), including management’s best judgments and estimates. Actual results could differ from those estimates.

B. Consolidation. The consolidated financial statements include all subsidiaries in which the Company owns more than 50% voting rights in electing directors. All significant intercompany amounts and transactions have been eliminated and provisions have been made for noncontrolling interests. Unconsolidated investees, in which the Company typically owns 20% through 50% of the entity, are accounted for using the equity method.

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

Appraisal management, search, abstract and valuation services - These services are primarily related to establishing the ownership, legal status and valuation of the property in a real estate transaction. In these cases, the Company does not issue a title insurance policy or perform duties of an escrow agent. Revenues from these services are recognized upon delivery of the service to the customer.

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

Refer to Note 18 and Note 19 for the breakdown of the Company's operating revenues by type and by segment, respectively.

E. Title losses and related claims. The Company's liability for estimated title losses comprises estimates of both known claims and incurred but unreported claims expected to be paid in the future for policies issued as of the balance sheet date. This liability represents the aggregate future payments, net of recoveries, that the Company expects to make related to policy claims. The Company’s method for recording reserves for title losses on both an interim and annual basis begins with the calculation of its current loss provision rate, which is applied to the Company’s current premiums resulting in a title loss expense for the period, except for large claims and escrow losses. This loss provision rate is set to provide for estimated losses on current year policies and is determined using moving average ratios of recent actual policy loss payment experience (net of recoveries) to premium revenues.

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

Due to the inherent uncertainty in predicting future title policy losses, significant judgment is required by both the Company’s management and its third-party actuaries in estimating reserves. As a consequence, the Company’s ultimate liability may be materially greater or less than its current reserves and/or its third-party actuary’s calculated estimate.

F. Cash equivalents. Cash equivalents are highly liquid investments with insignificant interest rate risks and maturities of three months or less at the time of acquisition.

G. Short-term investments. Short-term investments comprise time deposits with banks, federal government obligations and other investments maturing in less than one year.

H. Investments in debt and equity securities. Investments in debt and equity securities are carried at fair value. Investments in debt securities are classified as available-for-sale and the net unrealized gains and losses on such investments, net of applicable deferred taxes, are included as a component of AOCI within stockholders' equity. Realized gains and losses on sales of investments are determined using the specific identification method. At the time unrealized gains and losses become realized, they are reclassified from AOCI using the specific identification method. Prior to 2020, other-than-temporary declines in fair values of investments in debt securities were charged to income. Beginning on January 1, 2020, credit losses are recognized through an allowance account, which is also charged through income but may be reversed in future periods if no longer required (refer to Note 1-Q).

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

M. Other intangibles. Other intangible assets are comprised principally of customer relationships, acquired technology, underwriting agreements and non-compete agreements. Intangible assets are amortized over their estimated lives, which are primarily 3 to 10 years. These intangible assets are reviewed for impairment when certain events or changes in circumstances occur that indicate that the carrying amount of an asset may not be recoverable. The Company performs an analysis to determine whether the carrying amount of each intangible asset is recoverable. The carrying amount is not recoverable when it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. For any intangible asset that is not recoverable, the Company calculates the excess of the carrying amount of the intangible asset over its fair value, estimated using the income approach (DCF technique). The resulting difference of the carrying amount over the fair value is treated as the impairment of the asset and is charged to current operations.

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

O. Leases. The following accounting policy is in accordance with the Company's adoption of the new lease accounting standard effective January 1, 2019. The Company primarily leases office space, storage units, data centers and equipment, and determines if an arrangement is a lease at inception. Operating leases are included in operating lease assets and operating lease liabilities on the consolidated balance sheets. Operating lease assets represent the right to use the underlying leased assets over the corresponding lease terms. Finance leases are included in furniture and equipment and notes payable on the consolidated balance sheets. Operating lease assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. The discount rate used in determining the present value of the future lease payments is based on the Company's incremental borrowing rate and is applied using a portfolio approach. Lease options to extend or terminate that the Company is reasonably certain to exercise are considered in the present value calculation. Leasehold improvements are depreciated over the lease term or the useful life of the asset, whichever is shorter.

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

Effective January 1, 2018, the Company adopted ASU 2018-02, Income Statement - Reporting Comprehensive Income, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which provided a one-time option to reclassify the stranded tax effects of the Tax Cuts and Jobs Act (the 2017 Act) from AOCI directly to retained earnings. The 2017 Act revised the U.S. corporate income tax regime by, among other things, lowering the corporate tax rate from 35% to 21% effective on January 1, 2018 and imposing a one-time transition tax on deemed repatriated earnings of foreign subsidiaries. The stranded tax effects resulted from the remeasurement of deferred tax assets and liabilities which were originally recorded in comprehensive income but whose remeasurement is reflected in the income statement. The Company reclassified $1.0 million of net tax expense from AOCI to retained earnings in the 2018 consolidated statement of equity as a result of the adoption.

Q. Recently adopted accounting pronouncements. In June 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (Topic 326). Topic 326 changed the impairment model for financial instruments by introducing the current expected credit loss (CECL) model, which requires the immediate recognition of estimated credit losses expected to occur over the remaining life of the financial instrument. The previous GAAP generally required the recognition of credit losses when incurred. Topic 326 also amended certain accounting treatments for available-for-sale debt securities. Effective January 1, 2020, the Company adopted Topic 326 which did not result in any material impact on its consolidated financial statements.

R. Impact of the COVID-19 pandemic. In March 2020, a global pandemic escalated relating to a novel strain of coronavirus (COVID-19), which resulted in a slowdown in the global economy and a U.S. declaration of a national emergency. In response to the pandemic, health and governmental bodies, including the state of Texas where the Company is headquartered, issued travel restrictions, quarantine orders, temporary closures of non-essential businesses and other restrictive measures. Currently, various levels of restrictions are still in place across the U.S. to address the spread of COVID-19. Although the title insurance industry has been deemed essential in the U.S., the pandemic and measures to contain it have caused disruptions in the real estate market and in the Company's business operations. To the extent that the COVID-19 pandemic continues or worsens, it could adversely impact the Company's future operational and financial performance, which may result in impairments of its assets. The Company is currently unable to determine the effects the COVID-19 pandemic will have on the Company's future financial statements or results of operations.

NOTE 2

Restrictions on cash and investments. The Company maintains investments in accordance with certain statutory requirements in the states of domicile of our underwriters for the funding of statutory premium reserves. Statutory reserve funds are required to be fully funded and invested in high-quality securities and short-term investments. Statutory reserve funds are not available for current claim payments, which must be funded from current operating cash flow. Included in investments in debt and equity securities are statutory reserve funds of approximately $496.6 million and $483.4 million at December 31, 2020 and 2019, respectively. In addition, included within cash and cash equivalents are statutory reserve funds of approximately $20.0 million and $39.7 million at December 31, 2020 and 2019, respectively. Although these cash statutory reserve funds are not restricted or segregated in depository accounts, they are required to be held pursuant to state statutes. If the Company fails to maintain minimum investments or cash and cash equivalents sufficient to meet statutory requirements, the Company may be subject to fines or other penalties, including potential revocation of its business license. These funds are not available for any other purpose. In the event that insurance regulators adjust the determination of the statutory premium reserves of the Company’s title insurers, these restricted funds as well as statutory surplus would correspondingly increase or decrease.

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

NOTE 3

Statutory surplus and dividend restrictions. Substantially all of the consolidated retained earnings at each year end were represented by Guaranty, which owns substantially all of the subsidiaries included in the consolidation. Guaranty cannot pay a dividend to its parent in excess of certain limits without the approval of the Texas Insurance Commissioner (TIC). Guaranty paid dividends of $30.0 million and $25.0 million in 2020 and 2018, respectively. The maximum dividend that can be paid without the TIC's approval is approximately $158.9 million in 2021.

Dividends from Guaranty are also voluntarily restricted primarily to maintain statutory surplus and liquidity at competitive levels and to demonstrate significant claims payment ability. The ability of a title insurer to pay claims can significantly affect the decision of lenders and other customers when buying a policy from a particular insurer. Surplus as regards policyholders (total statutory capital and surplus) for Guaranty was $794.7 million and $617.9 million at December 31, 2020 and 2019, respectively. Statutory net income for Guaranty was $133.2 million, $38.3 million and $74.2 million in 2020, 2019 and 2018, respectively.

The amount of statutory capital and surplus necessary to satisfy regulatory requirements for Guaranty was $2.0 million (and in the aggregate less than $2.0 million for all of the Company’s underwriter subsidiaries) at December 31, 2020, and each of its underwriter entities was in compliance with such requirements as of December 31, 2020.

NOTE 4
Investments in debt and equity securities. The total fair values of the Company's investments in debt and equity securities as of December 31 are detailed below:

	2020	2019
	(in $ thousands)
Investments in:
Debt securities	631,386	605,721
Equity securities	53,001	39,318
	684,387	645,039

As of December 31, 2020 and 2019, included in the above fair values of investments in equity securities were net unrealized investment gains of $4.4 million and $6.9 million, respectively.

The amortized costs and fair values of investments in debt securities as of December 31, are as follows:

	2020		2019
	Amortized costs	Fair values	Amortized costs	Fair values
	(in $ thousands)
Municipal	45,138	47,603	52,176	53,823
Corporate	285,962	305,450	299,074	309,142
Foreign	261,748	271,711	234,734	236,073
U.S. Treasury Bonds	6,564	6,622	6,664	6,683
	599,412	631,386	592,648	605,721

The Company believes its investment portfolio is diversified and expects no material loss to result from the failure to perform by issuers of the debt securities it holds. Investments made by the Company are not collateralized. Foreign debt securities primarily include Canadian government and corporate bonds, with aggregate fair values of $240.4 million and $206.5 million as of December 31, 2020 and 2019, respectively, and United Kingdom treasury and corporate bonds with aggregate fair values of $25.2 million and $24.1 million as of December 31, 2020 and 2019, respectively.

Gross unrealized gains and losses on investments in debt securities at December 31, were:

	2020		2019
	Gains	Losses	Gains	Losses
	(in $ thousands)
Municipal	2,465	—	1,649	2
Corporate	19,594	106	10,091	23
Foreign	10,024	61	2,362	1,023
U.S. Treasury Bonds	82	24	60	41
	32,165	191	14,162	1,089

Debt securities at December 31, 2020 mature, according to their contractual terms, as follows (actual maturities may differ due to call or prepayment rights):

	Amortized costs	Fair values
	(in $ thousands)
In one year or less	79,668	80,400
After one year through five years	304,610	317,567
After five years through ten years	184,215	198,443
After ten years	30,919	34,976
	599,412	631,386

Gross unrealized losses on investments in debt securities and the fair values of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2020, were:

	Less than 12 months		More than 12 months		Total
	Losses	Fair values	Losses	Fair values	Losses	Fair values
	(in $ thousands)
Municipal	—	—	—	—	—	—
Corporate	106	13,518	—	—	106	13,518
Foreign	40	2,912	21	254	61	3,166
U.S. Treasury Bonds	—	—	24	1,022	24	1,022
	146	16,430	45	1,276	191	17,706
The number of specific debt securities investment holdings in an unrealized loss position as of December 31, 2020 was 12. Of these securities, three were in unrealized loss positions for more than 12 months. During 2020, the overall investment fair values increased, primarily resulting from the effect of lower interest rates which was partially offset by increased credit spreads. Since the Company does not intend to sell and will more likely than not maintain each investment security until its maturity or anticipated recovery, and no significant credit risk is deemed to exist, these investments are not considered as credit-impaired. The Company believes its investment portfolio is diversified and expects no material loss to result from the failure to perform by issuers of the debt securities it holds. Investments made by the Company are not collateralized.
Gross unrealized losses on investments in debt securities and the fair values of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2019, were:

	Less than 12 months		More than 12 months		Total
	Losses	Fair values	Losses	Fair values	Losses	Fair values
	(in $ thousands)
Municipal	2	53	—	—	2	53
Corporate	23	7,420	—	—	23	7,420
Foreign	318	92,108	705	55,875	1,023	147,983
U.S. Treasury Bonds	—	—	41	2,215	41	2,215
	343	99,581	746	58,090	1,089	157,671

NOTE 5
Fair value measurements. The Fair Value Measurements and Disclosures Topic (Topic 820) of the FASB's Accounting Standards Codification (ASC) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal, or most advantageous, market for the asset or liability in an orderly transaction between market participants at the measurement date. This guidance establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs when possible. The three levels of inputs used to measure fair value are as follows:
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

At December 31, 2020, financial instruments measured at fair value on a recurring basis are summarized below:

	Level 1	Level 2	Level 3	Fair value measurements
	(in $ thousands)
Investments in securities:
Debt securities:
Municipal	—	47,603	—	47,603
Corporate	—	305,450	—	305,450
Foreign	—	271,711	—	271,711
U.S. Treasury Bonds	—	6,622	—	6,622
Equity securities:	53,001	—	—	53,001
	53,001	631,386	—	684,387
At December 31, 2019, financial instruments measured at fair value on a recurring basis are summarized below:

	Level 1	Level 2	Level 3	Fair value measurements
	(in $ thousands)
Investments in securities:
Debt securities:
Municipal	—	53,823	—	53,823
Corporate	—	309,142	—	309,142
Foreign	—	236,073	—	236,073
U.S. Treasury Bonds	—	6,683	—	6,683
Equity securities:	39,318	—	—	39,318
	39,318	605,721	—	645,039

At December 31, 2020, Level 1 financial instruments consist of equity securities. Level 2 financial instruments consist of municipal, governmental, and corporate bonds, both U.S. and foreign. In accordance with the Company’s policies and guidelines which incorporate relevant statutory requirements, the Company’s third-party registered investment manager invests only in securities rated as investment grade or higher by the major rating services, where observable valuation inputs are significant. The fair value of the Company's investments in debt and equity securities is primarily determined using a third-party pricing service provider. The third-party pricing service provider calculates the fair values using both market approach and model valuation methods, as well as pricing information obtained from brokers, dealers and custodians. Management ensures the reasonableness of the third-party service valuations by comparing them with pricing information from the Company's investment manager.

NOTE 6

Investment income and net realized and unrealized gains. Income from investments and net realized and unrealized gains for the years ended December 31 are detailed below:

	2020	2019	2018
	(in $ thousands)
Investment income:
Debt securities	15,026	15,580	17,431
Short-term investments, cash equivalents and other	3,581	4,215	2,306
	18,607	19,795	19,737
Net realized and unrealized (losses) gains:
Realized gains	2,231	53,465	2,698
Realized losses	(1,598)	(14,747)	(483)
Net unrealized investment (losses) gains recognized on equity securities still held	(2,311)	4,042	(2,162)
	(1,678)	42,760	53

In 2020, net realized and unrealized losses included $2.3 million of net unrealized investment losses on equity securities held at year-end and $0.6 million of net realized losses from sales of securities investments, partially offset by $1.2 million of realized gains from settlements of equity investments with no previously readily determinable fair values (cost-basis investments).

In 2019, net realized and unrealized gains included a $50.0 million gain related to the fee received from the terminated merger with Fidelity National Financial, Inc. (FNF), $4.0 million of net unrealized investment gains on equity securities held at year-end and $2.5 million of realized gains from sales of securities investments, partially offset by $14.7 million of impairment expenses primarily related to title plants, buildings, intangible assets, equity-method investments and other assets.

In 2018, net realized and unrealized gains included $1.3 million of realized gains from settlements of cost-basis investments and $2.2 million of net unrealized investment losses on equity securities held at year-end.

Net investment gains and losses recognized for the years ended December 31 related to investments in equity securities are follows:

	2020	2019	2018
	(in $ thousands)
Total net investment (losses) gains recognized on equity securities during the period	(3,137)	4,825	(2,538)
Less: Net realized (losses) gains on equity securities sold during the period	(826)	783	(376)
Net unrealized investment (losses) gains recognized on equity securities still held at December 31	(2,311)	4,042	(2,162)

Proceeds from sales of investments in securities for the years ended December 31 are as follows:

	2020	2019	2018
	(in $ thousands)
Proceeds from sales of debt securities	36,449	46,834	43,556
Proceeds from sales of equity securities	791	3,771	5,886
Total proceeds from sales of investments in securities	37,240	50,605	49,442

NOTE 7

Income taxes. Income tax expense consists of the following:

	2020	2019	2018
	(in $ thousands)
Current income tax expense:
Federal	47,778	12,329	5,540
State	3,235	846	1,089
Foreign	7,567	4,851	6,622
	58,580	18,026	13,251
Deferred income tax expense (benefit):
Federal	(10,429)	6,631	43
State	388	150	(864)
Foreign	294	1,888	1,077
	(9,747)	8,669	256
Total income tax expense	48,833	26,695	13,507

The following reconciles income tax expense computed at the federal statutory rate with income tax expense as reported (in $ thousands, except for income tax rates):

	2020	2019	2018
Expected income tax expense at 21% (1)	42,785	22,116	12,816
State income tax expense (benefit) - net of Federal impact	2,944	818	(5)
Valuation allowance	2,427	1,326	1,741
Nondeductible expenses	2,399	3,249	1,872
Foreign income tax rate differential	1,465	138	297
Net expense (benefit) for the Canadian branch (2)	(1,478)	613	128
Research and development credits	(1,055)	(278)	(732)
Return-to-provision and true-up adjustments	(438)	(776)	(370)
2017 Act impact from the U.S. corporate tax rate change	—	—	(745)
2017 Act impact from deemed repatriation of deferred foreign income	—	—	(624)
Other – net	(216)	(511)	(871)
Income tax expense	48,833	26,695	13,507
Effective income tax rate (1)	24.0%	25.3%	22.1%
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

	2020	2019
	(in $ thousands)
Deferred tax assets:
Accrued expenses	18,747	18,290
Federal offset to Canadian deferred tax liability	8,299	7,961
Net operating loss (NOL) carryforwards	5,036	7,017
Tax credit carryforwards	4,596	2,230
Deferred payroll taxes	3,297	—
Net unrealized losses on investments in securities	2,719	621
Investments	1,529	424
Other intangibles	1,321	—
Title loss provisions	1,138	837
Allowance for uncollectible amounts	1,056	983
Foreign currency translation adjustments	959	1,765
Other	1,174	533
Deferred tax assets – gross	49,871	40,661
Valuation allowance	(6,471)	(4,056)
Deferred tax assets – net	43,400	36,605
Deferred tax liabilities:
Amortization – goodwill and other intangibles	(26,669)	(22,379)
Title loss provisions	(18,724)	(29,704)
Net unrealized gains on investments in securities	(7,684)	(4,218)
Fixed assets	(6,046)	(1,997)
Deferred compensation on life insurance policies	(2,296)	(2,202)
Investments	(1,193)	—
Other	(310)	(417)
Deferred tax liabilities – gross	(62,922)	(60,917)
Net deferred income tax liability	(19,522)	(24,312)

At December 31, 2020, the Company had $4.6 million of foreign tax credit carryforwards that will begin to expire in 2028. The future utilization of these credit carryforwards is subject to various limitations. The Company's $5.0 million of deferred tax assets relating to NOL carryforwards include losses from various states and will expire in varying amounts from 2021 through 2040, and foreign losses which will expire in varying amounts from 2021 through 2024 or have unlimited carryforward periods. The future utilization of all NOL carryforwards is subject to various limitations.

The Company's valuation allowance at December 31, 2020 relates primarily to all foreign tax credit carryforwards and certain state and foreign NOL carryforwards which the Company believes are not more-likely-than-not to be utilized prior to expiration.

The Company’s income tax returns are routinely subject to examinations by U.S. federal, foreign, and state and local tax authorities. During 2018, the Company was notified by the IRS that its 2015 U.S. federal tax return was selected for examination. In 2019, the IRS closed the 2015 U.S. federal tax return examination with no changes. At December 31, 2020, the Company’s 2017 through 2019 U.S. federal income tax returns and 2016 through 2019 Canadian income tax returns remain subject to examination. The Company is subject to routine examinations by state tax jurisdictions for calendar years 2010 through 2013 and remains subject to examination for 2016 through 2019 tax returns. The Company expects no material adjustments from any ongoing tax return examinations.

NOTE 8
Goodwill and other intangibles. The summary of changes in goodwill is as follows:

	Title	Ancillary Services and Corporate	Total
	(in $ thousands)
Balances at January 1 and December 31, 2019	243,161	5,729	248,890
Acquisitions	118,272	64,315	182,587
Balances at December 31, 2020	361,433	70,044	431,477

For its annual goodwill impairment test (see Note 1-L), the Company utilized the qualitative assessment in 2020 and the quantitative impairment analysis approach in 2019, and determined that goodwill related to all of its reporting units was not impaired.

During 2020, the Company recorded total goodwill and other intangible assets of $118.3 million and $0.7 million, respectively, under the title segment in connection with its acquisitions of a number of title offices in the states of Alaska, Arizona, Colorado, Nevada, Ohio and Texas. Also during 2020, the Company recorded total goodwill and other intangible assets of $64.3 million and $37.1 million, respectively, under the ancillary services and corporate segment in relation to its acquisitions of national appraisal management companies. The other intangible assets recognized from these acquisitions were primarily related to customer relationships and internally-developed technology, which have estimated useful lives of 10 and 5 years, respectively.

The gross carrying amount, and accumulated amortization and impairment of other intangible assets was $72.9 million and $35.5 million, respectively, at December 31, 2020, and $35.0 million and $30.4 million, respectively, at December 31, 2019. The amortization expense recorded for the Company's other intangible assets was $5.1 million and $4.2 million in 2020 and 2019, respectively. The annual amortization expense expected to be recognized in the next five years relating to other intangible assets is approximately $8.1 million in 2021, $6.5 million in 2022, $5.7 million in 2023, $4.4 million in 2024 and $3.9 million in 2025.

NOTE 9

Equity investees. Summarized aggregate financial information for equity investees (in which the Company typically owns 20% through 50% of the equity) is as follows:

	2020	2019	2018
	(in $ thousands)
For the year:
Revenues	26,396	19,660	22,286
Net income	7,101	6,231	4,729
At December 31:
Total assets	36,222	36,865	33,268
Notes payable	27,133	27,841	24,833
Stockholders’ equity	4,868	6,341	6,292

Net premium revenues from policies issued by equity investees were approximately $2.3 million, $0.7 million and $2.1 million in 2020, 2019 and 2018, respectively. Income related to equity investees was $3.5 million, $3.0 million and $1.9 million in 2020, 2019 and 2018, respectively. These amounts are included in title insurance – direct operations in the consolidated statements of income and comprehensive income.

Goodwill related to equity investees was $4.6 million as of both December 31, 2020 and 2019, and was included in investments in investees in the consolidated balance sheets. Equity investments, including the related goodwill balances, are reviewed for impairment annually and upon the occurrence of an event that may indicate an impairment. The Company recorded an impairment of $2.7 million related to a disposal of an equity investment during 2019 which was included in net realized and unrealized gains in the 2019 consolidated statement of income and comprehensive income.

NOTE 10

Notes payable. A summary of notes payable is as follows:

	2020	2019
	(in $ thousands)
Line of credit facility (1)	98,875	98,875
Other notes payable	2,898	11,757
	101,773	110,632

(1) Average interest rates were 1.73% and 3.55% during the years ended December 31, 2020 and 2019, respectively.

Based upon the contractual maturities, principal payments on the above notes are due in the amounts of $1.9 million in 2021, $0.9 million in 2022, $0.1 million in 2023 and $98.9 million in 2025. Included within other notes payable are $1.9 million and $3.7 million of capital lease obligations at December 31, 2020 and 2019, respectively.

Prior to May 2020, the Company had an available $150.0 million unsecured line of credit commitment (Existing Credit Agreement) for general corporate and acquisitions purposes and was previously scheduled to expire in November 2023. Under this agreement, interests are calculated, at the Company's election, based on either (a) an Alternate Base Rate plus the Applicable Rate (ABR Borrowing) or (b) LIBOR plus the Applicable Rate (Eurodollar Borrowing). The Applicable Rate, based on the Company's Leverage Ratio, ranges from 0.375% to 0.50% per annum for ABR Borrowings and 1.375% to 1.75% per annum for Eurodollar Borrowings based on the Company's consolidated Leverage Ratio. Also, a commitment fee accrues ranging from 0.20% to 0.35% per annum on the average daily unused portion of the line of credit commitment.

The Existing Credit Agreement contains customary affirmative and negative covenants, which include consolidated financial covenants (based on terms defined within the agreement) providing that (a) the ratio of EBITDA to fixed charges not be below 1.15 to 1.00 on a trailing four-quarter basis (Fixed Charge Ratio); (b) the ratio of total Indebtedness to EBITDA for the prior four consecutive quarters must not be greater than 3.50 to 1.00 (Leverage Ratio); (c) Capital Expenditures in the aggregate for the Company in any calendar year may not exceed $30.0 million, with certain allowances for carryover of unused amounts; and (d) Restricted Payments should not exceed $40.0 million annually.

In May 2020, the Company entered into an amended agreement with the lenders (First Amendment) which increased the available unsecured line of credit commitment to $200.0 million and extended the maturity of the line of credit to May 2025. The First Amendment, which includes an additional $50.0 million that the Company can request, revised the definition of EBITDA and added customary LIBOR benchmark replacement language to the Existing Credit Agreement.

As of December 31, 2020, line of credit borrowings of $98.9 million were outstanding and the remaining balance of the line of credit available for use was $98.6 million, net of an unused $2.5 million letter of credit. The Company was in compliance with all covenants as of December 31, 2020 and 2019, under the First Amendment and Existing Credit Agreement.

The Company's qualified intermediary in tax-deferred property exchanges pursuant to Section 1031 of the Internal Revenue Code (Section 1031) enters into short-term loan agreements with parties to an exchange in the ordinary course of its business. The outstanding balances pursuant to these loans, as included within other notes payable in the above table, were $0.7 million and $8.0 million as of December 31, 2020 and 2019, respectively, and are secured by cash that is included in cash and cash equivalents on the Company's consolidated balance sheet. Borrowings and repayments on these short-term loans are reflected as financing activities in the consolidated statements of cash flows.

NOTE 11

Estimated title losses. A summary of estimated title losses is as follows:

	2020	2019	2018
	(in $ thousands, except for loss ratios)
Balances at January 1	459,053	461,560	480,990
Provisions:
Current year	98,823	79,141	70,480
Previous policy years	16,401	5,282	1,034
Total provisions	115,224	84,423	71,514
Payments, net of recoveries:
Current year	(15,455)	(19,052)	(17,460)
Previous policy years	(66,540)	(71,956)	(65,246)
Total payments, net of recoveries	(81,995)	(91,008)	(82,706)
Effects of changes in foreign currency exchange rates	3,993	4,078	(8,238)
Balances at December 31	496,275	459,053	461,560
Loss ratios as a percentage of title operating revenues:
Current year provisions	4.5%	4.3%	3.8%
Total provisions	5.3%	4.6%	3.9%

Total title loss provisions during 2020, compared to 2019, increased primarily due to increased title revenues, higher domestic loss provisioning rates due to the current economic environment and unfavorable loss development related to certain coverages in the Canadian operations. Total title loss provisions during 2019, compared to 2018, increased primarily due to unfavorable loss experience in 2019, resulting in a higher current year policy provisioning rate and increased provisions in portions of the Company's non-Canadian international operations, and a prior policy year reserve reduction during 2018. The prior policy years' provision in 2020 was primarily due to large claims reported and unfavorable loss development for prior policy years; while the prior policy years' provision in 2019 was primarily driven by large claims reported on prior policy years. Total provisions for large title claims were $12.0 million, $6.0 million and $4.4 million in 2020, 2019 and 2018, respectively.

NOTE 12

Share-based payments. Prior to 2020, the Company granted time-based and performance-based restricted stock units to executives and senior management employees. Each restricted stock unit represents a contractual right to receive a share of the Company's common stock. The time-based units vest on each of the first three anniversaries of the grant date, while the performance-based units vest upon achievement of certain financial objectives over a period of approximately three years. During 2020, the Company granted time-based restricted stock units, and nonqualified stock options in lieu of performance-based restricted stock units. The stock options vest and may be exercised at a strike price of $39.76 on each of the first three anniversaries of the grant date at a rate of 20%, 30% and 50%, chronologically, and expire 10 years after the grant date.

Awards are made pursuant to the Company’s employee incentive compensation plans and the compensation expense associated with the awards is recognized over the corresponding vesting period as part of employee costs in the consolidated statements of income and comprehensive income. Award forfeitures are recorded as credits against employee costs in the period in which they occur. The aggregate grant-date fair values of restricted share and unit awards to employees during 2020, 2019 and 2018 were $4.1 million (104,200 shares with an average grant price of $39.78), $5.1 million (122,400 shares with an average grant price of $42.02) and $4.8 million (110,600 shares with an average grant price of $43.39), respectively. The aggregate grant-date fair value of stock option awards during 2020 was $3.4 million, comprised of 647,800 options with an average grant price of $5.32.

Additionally, in 2020, 2019 and 2018, the Company granted its board of directors, as a component of their annual director retainer compensation, approximately 18,700, 13,700 and 14,300 shares, respectively, of restricted common stock that had aggregate fair values of $0.6 million each year. The associated expense for these grants is recognized in other operating expenses in the consolidated statements of income and comprehensive income.

A summary of the restricted common stock award activity during the year ended December 31, 2020 is presented below:

	Shares	Weighted-Average Grant-Date Fair Value per Share ($)

Outstanding at January 1, 2020	53,389	40.60
Granted	18,673	32.83
Vested	(52,738)	40.55
Forfeited	(651)	44.13
Outstanding at December 31, 2020	18,673	32.83

A summary of the restricted common stock unit activity during the year ended December 31, 2020 is presented below:

	Units	Weighted-Average Grant-Date Fair Value per Share ($)

Outstanding at January 1, 2020	196,017	42.21
Granted	104,202	39.78
Converted	(32,242)	41.19
Forfeited	(37,049)	42.31
Outstanding at December 31, 2020	230,928	41.25
Nonvested at December 31, 2020	177,855	40.61

A summary of the stock option activity during the year ended December 31, 2020 is presented below:

	Units	Weighted-Average Exercise Price ($)

Outstanding at January 1, 2020	—	—
Granted	647,832	39.76
Forfeited	(14,552)	39.76
Outstanding and nonvested at December 31, 2020	633,280	39.76

As of December 31, 2020, the aggregate intrinsic value and weighted average remaining contractual term related to outstanding options was $5.4 million and 9.1 years, respectively.

The fair value of grants that vested in 2020 and 2019 aggregated to $5.6 million and $2.1 million, respectively. For the years ended December 31, 2020, 2019 and 2018, compensation costs recognized in the consolidated statements of income and comprehensive income, presented primarily within employee costs, were approximately $5.8 million, $2.1 million and $4.8 million, respectively. The total tax benefits recognized in the consolidated statements of income and comprehensive income from tax deductions relating to vesting of equity awards in 2020, 2019 and 2018 were $0.6 million, $0.5 million and $1.1 million, respectively. As of December 31, 2020, compensation costs not yet recognized related to all nonvested awards was $5.3 million, which is expected to be recognized over a weighted average period of two years.

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

The calculation of the basic and diluted EPS is as follows:

	For the Years Ended December 31,
	2020	2019	2018
Numerator (in $ thousands):
Net income attributable to Stewart	154,905	78,615	47,523

Denominator (in thousands):
Basic average shares outstanding	24,793	23,611	23,543
Average number of dilutive shares relating to restricted shares and units	120	142	142
Diluted average shares outstanding	24,913	23,753	23,685

Basic earnings per share attributable to Stewart ($)	6.25	3.33	2.02
Diluted earnings per share attributable to Stewart ($)	6.22	3.31	2.01

NOTE 14

Reinsurance. As is industry practice, the Company cedes risks to other title insurance underwriters and reinsurers on certain transactions. However, the Company remains liable if the reinsurer should fail to meet its obligations. The Company also assumes risks from other underwriters on a transactional basis as well as on certain reinsurance treaties. Payments and recoveries on reinsured losses were insignificant during each of the years ended December 31, 2020, 2019, and 2018. The total amount of premiums for assumed and ceded risks was less than 1.0% of consolidated title revenues in each of the last three years and there were no outstanding amounts of reinsurance recoverable or payable at December 31, 2020 and 2019.

NOTE 15

Leases. Total operating lease expense was $41.1 million, $44.2 million and $40.8 million in 2020, 2019 and 2018, respectively. Included in the 2020 and 2019 operating lease expense was $3.4 million and $4.2 million, respectively, of lease expense related to short-term leases and equipment. Total finance lease expense was $1.4 million, $2.4 million and $3.8 million in 2020, 2019 and 2018, respectively.

Lease-related assets and liabilities as of December 31, 2020 and 2019 are as follows:

	2020	2019
	(in $ thousands)
Assets:
Operating lease assets, net of accumulated amortization	106,479	99,028
Finance lease assets, net of accumulated depreciation	3,065	4,312
Total lease assets	109,544	103,340

Liabilities:
Operating lease liabilities	119,089	113,843
Finance lease liabilities	1,911	3,716
Total lease liabilities	121,000	117,559

Other information related to operating and finance leases during the years ended December 31, 2020 and 2019 is as follows:

	2		2
	Operating	Finance	Operating	Finance

Cash paid for amounts included in the measurement of lease liabilities (in $ thousands)	40,452	1,913	43,207	3,076
Lease assets obtained in exchange for lease obligations (in $ thousands)	40,557	—	51,188	—
Weighted average remaining lease term (years):	4.5	2.1	4.7	2.5
Weighted average discount rate	3.7%	4.0%	4.4%	4.7%

Future minimum lease payments under operating and finance leases as of December 31, 2020 are as follows:

	Operating	Finance
	(in $ thousands)
2021	37,490	957
2022	29,296	957
2023	23,589	80
2024	17,543	—
2025	9,124	—
Thereafter	11,922	—
Total future minimum lease payments	128,964	1,994
Less: imputed interest	(9,875)	(83)
Net future minimum lease payments	119,089	1,911

NOTE 16

Contingent liabilities and commitments. The Company routinely holds third-party funds in segregated escrow accounts pending the closing of real estate transactions resulting in a contingent liability to the Company of approximately $1.4 billion at December 31, 2020. In addition, the Company is contingently liable for disbursements of escrow funds held by independent agencies in those cases where specific insured closing guarantees have been issued. The Company owns a qualified intermediary engaged in Section 1031 tax-deferred property exchanges. The Company holds the proceeds from these transactions until a qualifying exchange can occur. This resulted in a contingent liability to the Company of approximately $1.5 billion at December 31, 2020. As with industry practice, escrow and Section 1031 exchanger fund accounts are not included in the consolidated balance sheets.

In the ordinary course of business, the Company guarantees the third-party indebtedness of certain of its consolidated subsidiaries. As of December 31, 2020, the maximum potential future payments on the guarantees are not more than the related notes payable recorded in the consolidated balance sheets (refer to Note 10). The Company also guarantees the indebtedness related to lease obligations of certain of its consolidated subsidiaries. The maximum future obligations arising from these lease-related guarantees are not more than the Company’s future lease obligations (refer to Note 15) plus lease operating expenses. As of December 31, 2020, the Company also had unused letters of credit aggregating $5.2 million related to workers’ compensation coverage and other insurance. The Company does not expect to make any payments on these guarantees.

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

The Company is subject to non-ordinary course of business claims or lawsuits from time to time. To the extent the Company is currently the subject of these types of lawsuits, the Company has determined either that a loss is not reasonably possible or that the estimated loss or range of loss, if any, will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Additionally, the Company occasionally receives various inquiries from governmental regulators concerning practices in the insurance industry. Many of these practices do not concern title insurance. To the extent the Company is in receipt of such inquiries, it believes that, where appropriate, it has adequately reserved for these matters and does not anticipate that the outcome of these inquiries will materially affect its consolidated financial condition or results of operations.

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

Note 18

Revenues. The Company's operating revenues, summarized by type, are as follows:

	2020	2019	2018
	(in $ thousands)
Title insurance premiums:
Direct	716,779	615,646	597,510
Agency	1,151,030	970,540	1,003,959
Escrow fees	190,930	137,539	124,660
Appraisal management, search, abstract and valuation services	134,304	82,050	92,708
Other revenues	78,460	71,678	69,045
	2,271,503	1,877,453	1,887,882

NOTE 19

Segment information. The Company reports two operating segments: title and ancillary services and corporate. The title segment provides services needed to transfer title to property in a real estate transaction and includes services such as searching, examining, closing and insuring the condition of the title to the property. In addition, the title segment includes home and personal insurance services and Internal Revenue Code Section 1031 tax-deferred exchanges. The ancillary services and corporate segment includes appraisal management services, search and valuation services, and online notarization and closing solutions, which are the principal offerings of ancillary services, expenses of the parent holding company, and certain other enterprise-wide overhead costs (net of centralized administrative services costs allocated to respective operating businesses).

Selected statement of income information related to these segments for the years ended December 31 is as follows:

	2020	2019	2018
	(in $ thousands)
Title segment:
Revenues	2,205,301	1,857,048	1,855,706
Depreciation and amortization	15,230	19,971	21,449
Income before taxes and noncontrolling interest	246,878	108,459	108,314

Ancillary services and corporate segment:
Revenues	83,131	82,960	51,966
Depreciation and amortization	3,986	2,555	3,483
(Loss) income before taxes and noncontrolling interest	(28,373)	8,508	(35,785)

Consolidated Stewart:
Revenues	2,288,432	1,940,008	1,907,672
Depreciation and amortization	19,216	22,526	24,932
Income before taxes and noncontrolling interest	218,505	116,967	72,529

2019 revenues and income before taxes and noncontrolling interest for the ancillary services and corporate segment included a $50.0 million gain related to the fee received from the FNF merger termination (refer also to Note 6). The Company does not provide asset information by reportable operating segment as it does not routinely evaluate the asset position by segment.

Revenues for the years ended December 31 in the United States and all international operations are as follows:

	2020	2019	2018
	(in $ thousands)
United States	2,154,672	1,816,531	1,787,843
International	133,760	123,477	119,829
	2,288,432	1,940,008	1,907,672

NOTE 20

Other comprehensive income (loss). Changes in the balances of each component of other comprehensive income (loss) and the related tax effects are as follows (in $ thousands):

	For the Year Ended December 31, 2020			For the Year Ended December 31, 2019			For the Year Ended December 31, 2018
	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount	Before-Tax Amount	Tax Expense (Benefit)	Net-of Tax Amount	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount
Foreign currency translation adjustments	5,777	988	4,789	8,337	1,859	6,478	(13,336)	(2,848)	(10,488)
Net unrealized gains and losses on investments:
Change in net unrealized gains and losses on investments	19,548	4,105	15,443	19,220	4,036	15,184	(11,294)	(2,372)	(8,922)
Reclassification adjustment for realized gains and losses on investments	(647)	(136)	(511)	519	109	410	(1,167)	(245)	(922)
	18,901	3,969	14,932	19,739	4,145	15,594	(12,461)	(2,617)	(9,844)
Other comprehensive income (loss)	24,678	4,957	19,721	28,076	6,004	22,072	(25,797)	(5,465)	(20,332)

NOTE 21

Common Stock. During 2020, the Company issued an aggregate of 3,026,340 new shares of its Common Stock ($1 par value), which included shares purchased by the underwriters to the transaction. Proceeds from the Common Stock issuance, net of issuance costs, amounted to $109.0 million.

SCHEDULE I
STEWART INFORMATION SERVICES CORPORATION
(Parent Company)
STATEMENTS OF INCOME AND RETAINED EARNINGS

	For the Years Ended December 31,
	2020	2019	2018
	(in $ thousands)
Revenues
Investment income	30,000	—	25,000
Merger termination fee	—	50,000	—
Other income	1,182	753	665
	31,182	50,753	25,665
Expenses
Interest	2,511	4,106	3,511
Other operating expenses	9,262	12,787	15,174
	11,773	16,893	18,685
Income before taxes and income from subsidiaries	19,409	33,860	6,980
Income tax expense	(15)	(15)	(126)
Income from subsidiaries	135,511	44,770	40,669
Net income	154,905	78,615	47,523

Retained earnings at beginning of year	564,392	514,248	491,698
Cash dividends on Common Stock	(30,478)	(28,471)	(28,565)
Cumulative effect adjustments on adoption of new accounting pronouncements	—	—	3,592
Retained earnings at end of year	688,819	564,392	514,248
See accompanying notes to financial statement information.
See accompanying Report of Independent Registered Public Accounting Firm.

F - 1

STEWART INFORMATION SERVICES CORPORATION
(Parent Company)
BALANCE SHEETS

	As of December 31,
	2020	2019
	(in $ thousands)
Assets
Cash and cash equivalents	3,604	36,849
Receivables:
Notes - due from subsidiaries	45,193	5,193
Receivables from affiliates	2,258	260
	47,451	5,453
Property and equipment, at cost:
Furniture and equipment	75	88
Accumulated depreciation	(74)	(83)
	1	5
Investments in subsidiaries, on an equity-method basis	1,055,154	802,994
Operating lease assets	7,439	8,931
Goodwill	8,068	8,470
Other assets	16,339	15,810
	1,138,056	878,512
Liabilities
Accounts payable and other liabilities	24,040	21,417
Operating lease liabilities	10,029	10,914
Notes payable	98,875	98,875
	132,944	131,206
Contingent liabilities and commitments	—	—
Stockholders’ equity
Common Stock – $1 par, authorized 51,500,000; issued 27,080,403 and 24,061,568; outstanding 26,728,242 and 23,709,407, respectively	27,080	24,062
Additional paid-in capital	274,857	164,217
Retained earnings	688,819	564,392
Accumulated other comprehensive income (loss) (AOCI):
Foreign currency translation adjustments	(8,238)	(13,027)
Net unrealized investment gains	25,260	10,328
Treasury stock – 352,161 common shares, at cost	(2,666)	(2,666)
Total stockholders’ equity	1,005,112	747,306
	1,138,056	878,512

See accompanying notes to financial statement information.
See accompanying Report of Independent Registered Public Accounting Firm.

STEWART INFORMATION SERVICES CORPORATION
(Parent Company)
STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2020	2019	2018
	(in $ thousands)
Reconciliation of net income to cash (used) provided by operating activities:
Net income	154,905	78,615	47,523
Add (deduct):
Depreciation	4	8	4
(Increase) decrease in receivables – net	(1,998)	(253)	922
(Increase) decrease in other assets – net	(529)	1,659	853
Increase (decrease) in payables and accrued liabilities – net	2,978	2,698	(4,476)
Income from and other adjustments for subsidiaries	(170,816)	(43,240)	(45,793)
Cash (used) provided by operating activities	(15,456)	39,487	(967)
Investing activities:
Dividends from subsidiary	30,000	—	25,000
Collections on notes receivables	40,000	1,416	24,900
Increases in notes receivables	(80,000)	—	(5,193)
Investments in and contributions to subsidiaries	(85,470)	—	—
Cash (used) provided by investing activities	(95,470)	1,416	44,707
Financing activities:
Issuance of new Common Stock	108,961	—	—
Dividends paid	(30,226)	(28,345)	(28,263)
Repurchases of Common Stock	(1,054)	(532)	(1,175)
Purchase of remaining interest of consolidated subsidiary	—	—	(1,101)
Cash provided (used) by financing activities	77,681	(28,877)	(30,539)
Increase in cash and cash equivalents	(33,245)	12,026	13,201
Cash and cash equivalents at beginning of year	36,849	24,823	11,622
Cash and cash equivalents at end of year	3,604	36,849	24,823
Supplemental information:
Income taxes paid, net	180	—	—
Interest paid	2,490	4,009	3,849
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

Merger agreement. In 2018, the Company entered into an agreement and plan of merger (Merger Agreement) with Fidelity National Financial, Inc. (FNF), A Holdco Corp. and S Holdco LLC, pursuant to which, subject to the satisfaction or waiver of certain conditions, the Company was to be acquired by FNF. In 2019, the Company and FNF mutually terminated the Merger Agreement and, as stipulated in the Merger Agreement, FNF paid the Company a merger termination fee of $50.0 million, which was presented as such in the 2019 statement of income and retained earnings.

Investment income. During 2020 and 2018, Stewart Title Guaranty Company, a wholly-owned subsidiary, paid to the Parent Company dividends of $30.0 million and $25.0 million, respectively.

Other operating expenses. Other operating expenses included $6.8 million and $12.7 million of expenses related to the Merger Agreement and strategic alternatives review in 2019 and 2018, respectively. Also included in the 2019 other operating expenses were $2.2 million of executive insurance policy settlement expenses.

SCHEDULE II
STEWART INFORMATION SERVICES CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
December 31, 2020

Col. A	Col. B	Col. C Additions	Col. D Deductions		Col. E
Description	Balance at beginning of period	Charged to costs and expenses	(Describe)		Balance At end of period
	(in $ thousands)
Year ended December 31, 2020:
Estimated title losses	459,053	115,224	78,002	(A)	496,275
Valuation allowance for deferred tax assets	4,056	2,532	117		6,471
Allowance for uncollectible amounts	4,469	649	311	(B)	4,807
Year ended December 31, 2019:
Estimated title losses	461,560	84,423	86,930	(A)	459,053
Valuation allowance for deferred tax assets	3,824	236	4		4,056
Allowance for uncollectible amounts	4,614	1,672	1,817	(B)	4,469
Year ended December 31, 2018:
Estimated title losses	480,990	71,514	90,944	(A)	461,560
Valuation allowance for deferred tax assets	2,231	1,791	198		3,824
Allowance for uncollectible amounts	5,156	519	1,061	(B)	4,614

(A)Represents primarily payments of policy and escrow losses and loss adjustment expenses.
(B)Represents uncollectible accounts written off.
See accompanying Report of Independent Registered Public Accounting Firm.

S - 5