Form 10-Q
period 2021-03-31
STEWART INFORMATION SERVICES CORP
filed 2021-05-04
CIK 94344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☑
On April 27, 2021, there were 26,811,242 outstanding shares of the issuer's Common Stock.

FORM 10-Q QUARTERLY REPORT
QUARTER ENDED MARCH 31, 2021

As used in this report, “we,” “us,” “our,” "Registrant," the “Company” and “Stewart” mean Stewart Information Services Corporation and our subsidiaries, unless the context indicates otherwise.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
	2021	2020
	($000 omitted, except per share)
Revenues
Title revenues:
Direct operations	279,504	198,283
Agency operations	345,932	242,030
Ancillary services	55,931	5,461
Operating revenues	681,367	445,774
Investment income	3,945	5,218
Net realized and unrealized gains (losses)	3,274	(11,091)
	688,586	439,901
Expenses
Amounts retained by agencies	283,935	199,366
Employee costs	169,397	135,652
Other operating expenses	125,482	71,858
Title losses and related claims	28,773	18,632
Depreciation and amortization	6,430	4,231
Interest	567	892
	614,584	430,631
Income before taxes and noncontrolling interests	74,002	9,270
Income tax expense	(16,880)	(1,896)
Net income	57,122	7,374
Less net income attributable to noncontrolling interests	2,886	2,197
Net income attributable to Stewart	54,236	5,177

Net income	57,122	7,374
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	1,867	(11,442)
Change in net unrealized gains and losses on investments	(9,156)	(2,580)
Reclassification adjustment for realized gains and losses on investments	(145)	(80)
Other comprehensive loss, net of taxes:	(7,434)	(14,102)
Comprehensive income (loss)	49,688	(6,728)
Less net income attributable to noncontrolling interests	2,886	2,197
Comprehensive income (loss) attributable to Stewart	46,802	(8,925)

Basic average shares outstanding (000)	26,736	23,638
Basic earnings per share attributable to Stewart	2.03	0.22
Diluted average shares outstanding (000)	26,984	23,749
Diluted earnings per share attributable to Stewart	2.01	0.22
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of March 31, 2021 (Unaudited)	As of December 31, 2020
	($000 omitted)
Assets
Cash and cash equivalents	412,763	432,683
Short-term investments	17,855	20,678
Investments in debt and equity securities, at fair value	682,799	684,387
Receivables:
Premiums from agencies	37,713	34,507
Trade and other	63,106	56,054
Income taxes	172	501
Notes	1,531	1,557
Allowance for uncollectible amounts	(5,393)	(4,807)
	97,129	87,812
Property and equipment:
Land	2,964	2,964
Buildings	22,617	22,598
Furniture and equipment	172,874	168,147
Accumulated depreciation	(144,723)	(142,038)
	53,732	51,671
Operating lease assets	110,586	106,479
Title plants, at cost	73,113	72,863
Investments on equity method basis	20,537	6,765
Goodwill	480,159	431,477
Intangible assets, net of amortization	38,912	37,382
Deferred tax assets	4,359	4,330
Other assets	50,862	42,048
	2,042,806	1,978,575
Liabilities
Notes payable	125,572	101,773
Accounts payable and accrued liabilities	212,774	225,180
Operating lease liabilities	123,121	119,089
Estimated title losses	509,541	496,275
Deferred tax liabilities	23,900	23,852
	994,908	966,169
Contingent liabilities and commitments
Stockholders’ equity
Common Stock ($1 par value) and additional paid-in capital	300,978	301,937
Retained earnings	733,973	688,819
Accumulated other comprehensive income (loss):
Foreign currency translation adjustments	(6,371)	(8,238)
Net unrealized gains on debt securities investments	15,959	25,260
Treasury stock – 352,161 common shares, at cost	(2,666)	(2,666)
Stockholders’ equity attributable to Stewart	1,041,873	1,005,112
Noncontrolling interests	6,025	7,294
Total stockholders’ equity (26,806,025 and 26,728,242 shares outstanding)	1,047,898	1,012,406
	2,042,806	1,978,575
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2021	2020
	($000 omitted)
Reconciliation of net income to cash provided by operating activities:
Net income	57,122	7,374
Add (deduct):
Depreciation and amortization	6,430	4,231
Provision for bad debt	708	154
Net realized and unrealized (gains) losses	(3,274)	11,091
Amortization of net premium on debt securities investments	938	1,144
Payments for title losses less than (in excess of) provisions	12,234	(2,809)
Adjustments for insurance recoveries of title losses	(205)	173
(Increase) decrease in receivables – net	(3,513)	11,542
Increase in other assets – net	(7,869)	(3,813)
Decrease in accounts payable and other liabilities – net	(20,116)	(43,165)
Change in net deferred income taxes	2,007	1,495
Net income from equity method investments	(924)	(645)
Dividends received from equity method investments	764	1,235
Stock-based compensation expense	3,174	887
Other – net	(34)	(254)
Cash provided (used) by operating activities	47,442	(11,360)
Investing activities:
Proceeds from sales of investments in securities	3,051	11,796
Proceeds from matured investments in debt securities	42,836	18,814
Purchases of investments in securities	(47,881)	(30,703)
Net sales (purchases) of short-term investments	2,648	2,982
Purchases of property and equipment, and real estate – net	(5,721)	(4,781)
Cash paid for acquisition of businesses	(52,575)	(1,449)
Cash paid for acquisition of equity method investment	(16,080)	—
Other – net	131	38
Cash used by investing activities	(73,591)	(3,303)
Financing activities:
Proceeds from notes payable	178,975	204
Payments on notes payable	(154,910)	(8,223)
Distributions to noncontrolling interests	(3,844)	(3,326)
Repurchases of Common Stock	(1,935)	(393)
Proceeds from stock option exercises	61	—
Cash dividends paid	(8,840)	(7,099)
Purchase of remaining interest in consolidated subsidiary	(2,570)	—
Other - net	(777)	—
Cash provided (used) by financing activities	6,160	(18,837)
Effects of changes in foreign currency exchange rates	69	(3,510)
Change in cash and cash equivalents	(19,920)	(37,010)
Cash and cash equivalents at beginning of period	432,683	330,609
Cash and cash equivalents at end of period	412,763	293,599
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	Common Stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Noncontrolling interests	Total
	($000 omitted)
Three Months Ended March 31, 2021
Balance at December 31, 2020	27,080	274,857	688,819	17,022	(2,666)	7,294	1,012,406
Net income attributable to Stewart	—	—	54,236	—	—	—	54,236
Dividends on Common Stock ($0.33 per share)	—	—	(9,082)	—	—	—	(9,082)
Stock-based compensation	113	3,061	—	—	—	—	3,174
Stock repurchases	(37)	(1,898)	—	—	—	—	(1,935)
Stock option exercises	2	59	—	—	—	—	61
Purchase of remaining interest in consolidated subsidiary	—	(2,259)	—	—	—	(311)	(2,570)
Change in net unrealized gains and losses on investments, net of taxes	—	—	—	(9,156)	—	—	(9,156)
Reclassification adjustment for realized gains and losses on investments, net of taxes	—	—	—	(145)	—	—	(145)
Foreign currency translation adjustments, net of taxes	—	—	—	1,867	—	—	1,867
Net income attributable to noncontrolling interests	—	—	—	—	—	2,886	2,886
Distributions to noncontrolling interests	—	—	—	—	—	(3,844)	(3,844)
Balance at March 31, 2021	27,158	273,820	733,973	9,588	(2,666)	6,025	1,047,898

Three Months Ended March 31, 2020
Balance at December 31, 2019	24,062	164,217	564,392	(2,699)	(2,666)	6,453	753,759
Net income attributable to Stewart	—	—	5,177	—	—	—	5,177
Dividends on Common Stock ($0.30 per share)	—	—	(7,124)	—	—	—	(7,124)
Stock-based compensation	(20)	907	—	—	—	—	887
Stock repurchases	(10)	(383)	—	—	—	—	(393)
Change in net unrealized gains and losses on investments, net of taxes	—	—	—	(2,580)	—	—	(2,580)
Reclassification adjustment for realized gains and losses on investments, net of taxes, net of taxes	—	—	—	(80)	—	—	(80)
Foreign currency translation adjustments, net of taxes	—	—	—	(11,442)	—	—	(11,442)
Net income attributable to noncontrolling interests	—	—	—	—	—	2,197	2,197
Distributions to noncontrolling interests	—	—	—	—	—	(3,326)	(3,326)
Balance at March 31, 2020	24,032	164,741	562,445	(16,801)	(2,666)	5,324	737,075
See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1

Interim financial statements. The financial information contained in this report for the three months ended March 31, 2021 and 2020, and as of March 31, 2021, is unaudited. This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission on March 1, 2021 (2020 Form 10-K).

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

C. Restrictions on cash and investments. The Company maintains investments in accordance with certain statutory requirements for the funding of statutory premium reserves. Statutory reserve funds are required to be fully funded and invested in high-quality securities and short-term investments. Statutory reserve funds are not available for current claim payments, which must be funded from current operating cash flow. Included in investments in debt and equity securities are statutory reserve funds of approximately $491.3 million and $496.6 million at March 31, 2021 and December 31, 2020, respectively. In addition, included within cash and cash equivalents are statutory reserve funds of approximately $25.6 million and $20.0 million at March 31, 2021 and December 31, 2020, respectively. Although these cash statutory reserve funds are not restricted or segregated in depository accounts, they are required to be held pursuant to state statutes. If the Company fails to maintain minimum investments or cash and cash equivalents sufficient to meet statutory requirements, the Company may be subject to fines or other penalties, including potential revocation of its business license. These funds are not available for any other purpose. In the event that insurance regulators adjust the determination of the statutory premium reserves of the Company’s title insurers, these restricted funds as well as statutory surplus would correspondingly increase or decrease.

D. Amendment to line of credit agreement. On March 23, 2021, in relation to its line of credit facility (as disclosed in Note 10 of the 2020 Form 10-K), the Company entered into a second amendment and restated credit agreement (Second Amendment), which increased the available unsecured line of credit commitment from $200 million to $350 million, and extended the maturity of the line of credit to March 2026. Other changes that the Second Amendment made effective were: the addition of new lender banks to the lenders group, the increase of the restricted payment limitation from $40 million to $100 million, the increase of the additional unsecured indebtedness provision from $100 million to $250 million, the removal of the annual capital expenditures limit, and the new definitions of EBITDA and fixed charge coverage ratio. The additional $50 million that the Company can request in addition to the line of credit commitment was not changed.

NOTE 2

Revenues. The Company's operating revenues, summarized by type, are as follows:

	Three Months Ended March 31,
	2021	2020
	($000 omitted)
Title insurance premiums:
Direct	194,993	138,283
Agency	345,932	242,030
Escrow fees	56,649	33,086
Appraisal management, abstract and other ancillary services	68,620	16,077
Other revenues	15,173	16,298
	681,367	445,774

NOTE 3

Investments in debt and equity securities. The total fair values of the Company's investments in debt and equity securities are as follows:

	March 31, 2021	December 31, 2020
	($000 omitted)
Investments in:
Debt securities	615,445	631,386
Equity securities	67,354	53,001
	682,799	684,387

As of March 31, 2021 and December 31, 2020, the net unrealized investment gains relating to investments in equity securities held were $9.9 million and $4.4 million, respectively (refer to Note 5).

The amortized costs and fair values of investments in debt securities are as follows:

	March 31, 2021		December 31, 2020
	Amortized costs	Fair values	Amortized costs	Fair values
	($000 omitted)
Municipal	42,015	44,089	45,138	47,603
Corporate	276,870	289,159	285,962	305,450
Foreign	269,792	275,585	261,748	271,711
U.S. Treasury Bonds	6,567	6,612	6,564	6,622
	595,244	615,445	599,412	631,386

Foreign debt securities consist of Canadian government and corporate bonds, United Kingdom treasury and corporate bonds, and Mexican government bonds.

Gross unrealized gains and losses on investments in debt securities are as follows:

	March 31, 2021		December 31, 2020
	Gains	Losses	Gains	Losses
	($000 omitted)
Municipal	2,077	3	2,465	—
Corporate	13,124	835	19,594	106
Foreign	6,572	779	10,024	61
U.S. Treasury Bonds	70	25	82	24
	21,843	1,642	32,165	191

Debt securities as of March 31, 2021 mature, according to their contractual terms, as follows (actual maturities may differ due to call or prepayment rights):

	Amortized costs	Fair values
	($000 omitted)
In one year or less	58,344	59,145
After one year through five years	311,487	321,937
After five years through ten years	194,553	201,439
After ten years	30,860	32,924
	595,244	615,445

Gross unrealized losses on investments in debt securities and the fair values of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2021, were:

	Less than 12 months		More than 12 months		Total
	Losses	Fair values	Losses	Fair values	Losses	Fair values
	($000 omitted)
Municipal	3	130	—	—	3	130
Corporate	835	27,208	—	—	835	27,208
Foreign	756	65,568	23	254	779	65,822
U.S. Treasury Bonds	1	109	24	1,022	25	1,131
	1,595	93,015	47	1,276	1,642	94,291

The number of specific debt investment holdings held in an unrealized loss position as of March 31, 2021 was 47. Of these securities, 3 were in unrealized loss positions for more than 12 months. Since the Company does not intend to sell and will more likely than not maintain each investment security until its maturity or anticipated recovery, and no significant credit risk is deemed to exist, these investments are not considered as other-than-temporarily impaired. The Company believes its investment portfolio is diversified and expects no material loss to result from the failure to perform by issuers of the debt securities it holds. Investments made by the Company are not collateralized.

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

NOTE 4

Fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal, or most advantageous, market for the asset or liability in an orderly transaction between market participants at the measurement date. Under U.S. GAAP, there is a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs when possible.

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

As of March 31, 2021, financial instruments measured at fair value on a recurring basis are summarized below:

	Level 1	Level 2	Fair value measurements
	($000 omitted)
Investments in securities:
Debt securities:
Municipal	—	44,089	44,089
Corporate	—	289,159	289,159
Foreign	—	275,585	275,585
U.S. Treasury Bonds	—	6,612	6,612
Equity securities	67,354	—	67,354
	67,354	615,445	682,799

As of December 31, 2020, financial instruments measured at fair value on a recurring basis are summarized below:

	Level 1	Level 2	Fair value measurements
	($000 omitted)
Investments in securities:
Debt securities:
Municipal	—	47,603	47,603
Corporate	—	305,450	305,450
Foreign	—	271,711	271,711
U.S. Treasury Bonds	—	6,622	6,622
Equity securities	53,001	—	53,001
	53,001	631,386	684,387

As of March 31, 2021 and December 31, 2020, Level 1 financial instruments consist of equity securities. Level 2 financial instruments consist of municipal, governmental, and corporate bonds, both U.S. and foreign. In accordance with the Company’s policies and guidelines which incorporate relevant statutory requirements, the Company’s third-party registered investment manager invests only in securities rated as investment grade or higher by the major rating services, where observable valuation inputs are significant. The fair value of the Company's investments in debt and equity securities is primarily determined using a third-party pricing service provider. The third-party pricing service provider calculates the fair values using both market approach and model valuation methods, as well as pricing information obtained from brokers, dealers and custodians. Management ensures the reasonableness of the third-party service valuations by comparing them with pricing information from the Company's investment manager.

NOTE 5

Net realized and unrealized (losses) gains. Realized and unrealized gains and losses are detailed as follows:

	Three Months Ended March 31,
	2021	2020
	($000 omitted)
Realized gains	170	153
Realized losses	(2,469)	(690)
Net unrealized investment (losses) gains recognized on equity securities still held at end of period	5,573	(10,554)
	3,274	(11,091)

Net realized losses for the first quarter 2021 included a $2.5 million loss related to a disposal of an equity method investment.

Investment gains and losses recognized related to investments in equity securities are as follows:

	Three Months Ended March 31,
	2021	2020
	($000 omitted)
Net investment gains (losses) recognized on equity securities during the period	5,582	(11,061)
Less: Net realized gains (losses) on equity securities sold during the period	9	(507)
Net unrealized investment gains (losses) recognized on equity securities still held at end of period	5,573	(10,554)

Proceeds from sales of investments in securities are as follows:

	Three Months Ended March 31,
	2021	2020
	($000 omitted)
Proceeds from sales of debt securities	115	11,503
Proceeds from sales of equity securities	2,936	293
Total proceeds from sales of investments in securities	3,051	11,796

NOTE 6

Goodwill and other intangibles. The summary of changes in goodwill is as follows.

	Title	Ancillary Services and Corporate	Consolidated Total
		($000 omitted)
Balances at December 31, 2020	361,433	70,044	431,477
Acquisitions	32,619	20,202	52,821
Purchase accounting adjustments	(4,397)	258	(4,139)
Balances at March 31, 2021	389,655	90,504	480,159

During the first quarter 2021, goodwill acquired in the title segment was related to an acquisition of a title search and support services provider, while goodwill acquired in the ancillary services and corporate segment was related to an acquisition of an online notarization and closing solutions provider. The goodwill balances for both acquisitions were based on the Company's preliminary purchase accounting, which is expected to be finalized in the second half of 2021.

NOTE 7

Estimated title losses. A summary of estimated title losses for the three months ended March 31 is as follows:

	2021	2020
	($000 omitted)
Balances at January 1	496,275	459,053
Provisions:
Current year	28,407	18,521
Previous policy years	366	111
Total provisions	28,773	18,632
Payments, net of recoveries:
Current year	(3,606)	(2,214)
Previous policy years	(12,933)	(19,227)
Total payments, net of recoveries	(16,539)	(21,441)
Effects of changes in foreign currency exchange rates	1,032	(8,662)
Balances at March 31	509,541	447,582
Loss ratios as a percentage of title operating revenues:
Current year provisions	4.5%	4.2%
Total provisions	4.6%	4.2%

Provisions in the first quarter 2021 increased compared to the first quarter 2020, primarily as a result of increased title revenues. Claim payments in the first quarter 2021 decreased compared to the same period in 2020, primarily due to lower payments on large and non-large claims relating to prior policy years; while the effect of changes in foreign currency exchange rates for the first quarters 2021 and 2020 were primarily influenced by the appreciation and depreciation, respectively, of the Canadian dollar against the U.S. dollar during those periods.

NOTE 8

Share-based payments. As part of its incentive compensation program for executives and senior management employees, the Company provides share-based awards, which include time-based restricted units, performance-based restricted stock units, and stock options. Each restricted stock unit represents a contractual right to receive a share of the Company's common stock. The time-based units vest on each of the first three anniversaries of the grant date, while the performance-based units vest upon achievement of certain financial objectives and employee service requirement over a period of approximately three years. The stock options vest on each of the first three anniversaries of the grant date at a rate of 20%, 30% and 50%, chronologically, and expire 10 years after the grant date. Each vested stock option can be exercised to purchase a share of the Company's common stock at the strike price set by the Company at the grant date. The compensation expense associated with the share-based awards is calculated based on the fair value of the related award and recognized over the corresponding vesting period.

During the first quarter 2021, the aggregate grant-date fair values of restricted stock unit and stock option awards were $8.3 million (155,000 units with an average grant price per unit of $53.24) and $1.3 million (139,000 options with an average grant price per option of $9.24 and exercise strike price of $53.24). During the first quarter 2020, the aggregate grant-date fair values of restricted stock unit and stock option awards were $2.4 million (60,000 units with an average grant price per unit of $39.76) and $3.4 million (650,000 options with an average grant price per option of $5.32 and exercise strike price of $39.76), respectively.

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

The calculation of the basic and diluted EPS is as follows:

	Three Months Ended March 31,
	2021	2020
	($000 omitted, except per share)
Numerator:
Net income attributable to Stewart	54,236	5,177

Denominator (000):
Basic average shares outstanding	26,736	23,638
Average number of dilutive shares relating to options	103	—
Average number of dilutive shares relating to grants of restricted units and shares	145	111
Diluted average shares outstanding	26,984	23,749

Basic earnings per share attributable to Stewart	2.03	0.22
Diluted earnings per share attributable to Stewart	2.01	0.22

NOTE 10

Contingent liabilities and commitments. In the ordinary course of business, the Company guarantees the third-party indebtedness of certain of its consolidated subsidiaries. As of March 31, 2021, the maximum potential future payments on the guarantees are not more than the related notes payable recorded in the condensed consolidated balance sheets. The Company also guarantees the indebtedness related to lease obligations of certain of its consolidated subsidiaries. The maximum future obligations arising from these lease-related guarantees are not more than the Company’s future lease obligations, as presented on the condensed consolidated balance sheets, plus lease operating expenses. As of March 31, 2021, the Company also had unused letters of credit aggregating $4.9 million related to workers’ compensation and other insurance. The Company does not expect to make any payments on these guarantees.

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

Selected statement of income information related to these segments is as follows:

	Three Months Ended March 31,
	2021	2020
	($000 omitted)
Title segment:
Revenues	632,585	434,440
Depreciation and amortization	4,314	3,821
Income before taxes and noncontrolling interest	77,089	14,836

Ancillary services and corporate segment:
Revenues	56,001	5,461
Depreciation and amortization	2,116	410
Loss before taxes and noncontrolling interest	(3,087)	(5,566)

Consolidated Stewart:
Revenues	688,586	439,901
Depreciation and amortization	6,430	4,231
Income before taxes and noncontrolling interest	74,002	9,270

The Company does not provide asset information by reportable operating segment as it does not routinely evaluate the asset position by segment.

Revenues generated in the United States and all international operations are as follows:

	Three Months Ended March 31,
	2021	2020
	($000 omitted)
United States	652,582	414,128
International	36,004	25,773
	688,586	439,901

NOTE 13
Other comprehensive loss. Changes in the balances of each component of other comprehensive loss and the related tax effects are as follows:

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount
	($000 omitted)
Net unrealized gains and losses on investments:
Change in net unrealized gains and losses on investments	(11,589)	(2,433)	(9,156)	(3,267)	(687)	(2,580)
Reclassification adjustment for realized gains and losses on investments	(184)	(39)	(145)	(101)	(21)	(80)
	(11,773)	(2,472)	(9,301)	(3,368)	(708)	(2,660)
Foreign currency translation adjustments	2,351	484	1,867	(13,659)	(2,217)	(11,442)
Other comprehensive loss	(9,422)	(1,988)	(7,434)	(17,027)	(2,925)	(14,102)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S OVERVIEW

First quarter 2021 overview. We reported net income attributable to Stewart for the first quarter 2021 of $54.2 million ($2.01 per diluted share), compared to net income attributable to Stewart of $5.2 million ($0.22 per diluted share) for the first quarter 2020. Excluding net realized and unrealized gains and losses, Stewart’s first quarter 2021 net income of $51.7 million ($1.92 per diluted share) increased $38.4 million, or 289%, from $13.3 million ($0.56 per diluted share) in the first quarter 2020. First quarter 2021 pretax income before noncontrolling interests was $74.0 million compared to pretax income before noncontrolling interests of $9.3 million for the first quarter 2020.

First quarter 2021 results included $3.3 million of pretax net realized and unrealized gains, primarily related to net unrealized gains on fair value changes of equity securities investments recorded in the title segment. First quarter 2020 results included $11.1 million of pretax net realized and unrealized losses, which included $10.6 million of net unrealized losses on fair value changes of equity securities investments recorded in the title segment.

Summary results of the title segment are as follows ($ in millions, except pretax margin):

	For the Three Months Ended March 31,
	2021	2020	% Change

Operating revenues	625.4	440.3	42%
Investment income	3.9	5.2	(24)%
Net realized and unrealized gains (losses)	3.2	(11.1)	129%
Pretax income	77.1	14.8	420%
Pretax margin	12.2%	3.4%

Title segment pretax income improved by $62.3 million, or 420%, while pretax margin increased 880 basis points to 12.2% in the first quarter 2021 compared to the prior year quarter. Title operating revenues grew $185.1 million, or 42%, as a result of improvements in direct title revenues of $81.2 million, or 41%, and gross independent agency revenues of $103.9 million, or 43%. Consistent with the increased title revenues, overall segment operating expenses increased $135.9 million, or 32%, in the first quarter 2021, with agency retention expenses and combined title employee costs and other operating expenses increasing 42% and 21%, respectively, from the first quarter 2020. Average independent agency remittance rate improved to 17.9% in the first quarter 2021, compared to 17.6% in the prior year quarter, while combined title employee costs and other operating expenses, as a percentage of title revenues, improved to 38.1% in the first quarter 2021, from 44.9% in the first quarter 2020.

Title loss expense increased $10.1 million, or 54%, in the first quarter 2021 compared to the prior year quarter, primarily as a result of increased title revenues. As a percentage of title revenues, the title loss expense in the first quarter 2021 was 4.6% compared to 4.2% from the prior year quarter.

The segment’s investment income decreased $1.3 million, or 24%, primarily as a result of lower interest rates applicable to our short-term and securities investments during the first quarter 2021 compared to the first quarter 2020. Net realized and unrealized gains and losses for the first quarters 2021 and 2020 consisted primarily of net unrealized gains and losses related to fair value changes of equity securities investments, as mentioned above.

Direct title revenues (refer to schedule in Results of Operations - Title Revenues section) increased in the first quarter 2021, primarily driven by the $92.9 million, or 61%, growth in non-commercial revenues resulting from increased transactions from both existing and recently-acquired title offices. Total residential purchase and refinancing closed orders in the first quarter 2021 increased 35% and 107%, respectively, compared to the prior year quarter. However, the non-commercial revenue increase was partially offset by lower commercial revenues in the first quarter 2021, resulting from lower commercial transaction size and volume compared to the first quarter 2020. Domestic commercial fee per file in the first quarter 2021 was approximately $8,700, compared to $11,400 from the first quarter 2020; while domestic residential fee per file was approximately $1,900, which is 5% lower than the prior year quarter’s average fee per file, primarily due to the higher mix of refinancing compared to purchase transactions in the first quarter 2021. Total international revenues increased $10.2 million, or 42%, primarily due to higher volumes in our Canadian operations.

Summary results of the ancillary services and corporate segment are as follows ($ in millions):

	For the Three Months Ended March 31,
	2021	2020	% Change

Operating revenues	55.9	5.5	924%
Pretax loss	(3.1)	(5.6)	45%

The segment’s operating revenues increased $50.5 million in the first quarter 2021, compared to the prior year quarter, primarily due to revenues generated by recent acquisitions. The ancillary services operations generated pretax income of $2.7 million (which included $1.7 million of purchased intangibles amortization) in the first quarter 2021, compared to a pretax loss of $0.5 million in the prior year quarter. Net expenses attributable to parent company and corporate operations for the first quarters 2021 and 2020 were approximately $5.7 million and $5.1 million, respectively.

We continue to implement our strategy of improving operational performance through targeted growth, focused management, and broader technology and services offerings. During the first quarter 2021, we acquired A.S.K. Services, Inc., a title search and support services provider, consistent with our plan to strengthen and expand title production resources for our independent agency partners; while our acquisition of Signature Closers, LLC, an online notarization and closing solutions provider, further advances our digital strategy and vision of streamlining closings, while providing a best-in-class customer experience. We expect these acquisitions to further leverage our position in the evolving real estate closing experience and improve scale and synergies within our title and ancillary services businesses. We believe our solid operating results and liquidity position will allow us to continue investing and growing to maximize our operational potential.

COVID-19 pandemic. We continue to operate under our business continuity plan that we deployed in March 2020 when the pandemic started. While the distribution of vaccines is ramping up and states and certain businesses have reopened, our employees have not fully transitioned back to the workplace. We continue to take appropriate measures to protect the safety of all our employees and customers in carrying out our business operations, which is generally considered as essential business in the U.S. We are proactively taking advantage of digital tools and innovative solutions in facilitating real estate transactions when possible during this challenging environment. Currently, we are gathering information and insight from our associates, monitoring the evolving effects of the COVID-19 pandemic and guidance from health and governmental bodies, and evaluating the next phase of our return to workplace approach.

CRITICAL ACCOUNTING ESTIMATES

The preparation of the Company’s condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures surrounding contingencies and commitments.

Actual results can differ from our accounting estimates. While we do not anticipate significant changes in our estimates, there is a risk that such changes could have a material impact on our consolidated financial condition or results of operations for future periods. During the three months ended March 31, 2021, we made no material changes to our critical accounting estimates as previously disclosed in Management’s Discussion and Analysis in the 2020 Form 10-K.

Operations. Our primary business is title insurance and settlement-related services. We close transactions and issue title policies on homes, commercial and other real properties located in all 50 states, the District of Columbia and international markets through policy-issuing offices, agencies and centralized title services centers. Our ancillary services and corporate segment includes our parent holding company expenses and certain enterprise-wide overhead costs, along with our ancillary services operations, which are principally appraisal management services, online notarization and closing services, and search and valuation services.

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
•seasonality and/or weather; and
•outbreaks of diseases and related quarantine orders and restrictions on travel, trade and business operations.

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

RESULTS OF OPERATIONS

Comparisons of our results of operations for the three months ended March 31, 2021 with the three months ended March 31, 2020 are set forth below. Factors contributing to fluctuations in the results of operations are presented in the order of their monetary significance, and we have quantified, when necessary, significant changes. Segment results are included in the discussions and, when relevant, are discussed separately.

Our statements on home sales and loan activity are based on published U.S. industry data from sources including Fannie Mae, the Mortgage Bankers Association (MBA), the National Association of Realtors® (NAR) and the U.S. Census Bureau. We also use information from our direct operations.

Operating environment. Existing home sales (seasonally-adjusted basis) in March 2021 fell 4% from February 2021, marking two months of consecutive declines, but grew 12% compared to March 2020. According to NAR, consumers are facing much higher homes prices, rising mortgage rates, and falling affordability and inventory, which all contributed to the lower existing homes sales in March 2021 versus earlier months. On non-seasonally-adjusted basis, existing home sales in the first quarter 2021 improved 14% from the same quarter last year. March 2021 median and average home prices increased approximately 17% and 12%, respectively, compared to March 2020 prices, with March 2021 being the 109th consecutive month of year-over-year median home price increase. In regard to new residential construction, U.S. housing starts in March 2021 improved 37% from March 2020 and 19% sequentially from February 2021, while newly issued building permits in March 2021 also improved 30% and 3% from March 2020 and February 2021, respectively.

According to Fannie Mae and MBA (averaged), one-to-four family mortgage originations improved 77% to approximately $1.2 trillion in the first quarter 2021 from $658 billion in the first quarter 2020, primarily driven by a 115% increase in refinancing originations resulting from the current lower mortgage interest rate environment. Purchase originations increased 24% in the first quarter 2021 compared to the first quarter 2020 as the real estate market continues to recover from the effects of the COVID-19 pandemic.

For the second quarter 2021, Fannie Mae and MBA are forecasting that existing and new home sales will improve 43% and 28%, respectively, compared to last year's second quarter. Total mortgage originations for the second quarter 2021 are expected to decline 3% compared to the second quarter 2020, primarily due to last year's surge in refinancing transactions resulting from lower interest rates and expectations of lower refinancing transactions in 2021 as interest rates are beginning to gradually increase. However, purchase lending transactions are predicted to improve 41% in the second quarter 2021 compared to last year's second quarter, partially offsetting the impact of reduced refinancing lending volumes. Compared to 2.95% in 2020, the average 30-year fixed mortgage interest rate is expected to increase to 3.35% in 2021.

Title revenues. Direct title revenue information is presented below:

	Three Months Ended March 31,
	2021	2020	Change	% Change
	($ in millions)
Non-commercial
Domestic	216.0	132.8	83.2	63%
International	28.8	19.1	9.7	51%
	244.8	151.9	92.9	61%
Commercial:
Domestic	29.2	41.4	(12.2)	(29)%
International	5.5	5.0	0.5	10%
	34.7	46.4	(11.7)	(25)%
Total direct title revenues	279.5	198.3	81.2	41%

Direct title revenues improved in the first quarter 2021, compared to last year's first quarter, primarily driven by the $92.9 million, or 61%, increase in non-commercial revenues resulting from increased transactions from both existing and recently-acquired title offices. Total residential purchase and refinancing closed orders in the first quarter 2021 increased 35% and 107%, respectively, compared to the prior year quarter. However, the non-commercial revenue increase was partially offset by lower commercial revenues in the first quarter 2021, resulting from lower commercial transaction size and volume compared to the first quarter 2020. Domestic commercial fee per file in the first quarter 2021 was approximately $8,700, compared to $11,400 from the first quarter 2020; while domestic residential fee per file was approximately $1,900, which is 5 percent lower than the prior year quarter’s average fee per file, primarily due to the higher mix of refinancing compared to purchase transactions in the first quarter 2021. Total international revenues increased $10.2 million, or 42%, primarily due to higher volumes in our Canadian operations.

Orders information for the three months ended March 31 is as follows:

	Three Months Ended March 31,
	2021	2020	Change	% Change
Opened Orders:
Commercial	3,569	4,153	(584)	(14)%
Purchase	70,789	53,636	17,153	32%
Refinance	81,750	64,189	17,561	27%
Other	1,810	730	1,080	148%
Total	157,918	122,708	35,210	29%

Closed Orders:
Commercial	3,377	3,628	(251)	(7)%
Purchase	45,483	33,715	11,768	35%
Refinance	65,666	31,746	33,920	107%
Other	1,175	444	731	165%
Total	115,701	69,533	46,168	66%

Gross revenues from independent agency operations increased $103.9 million, or 43%, in the first quarter 2021 compared to last year's first quarter, which was consistent with the improved real estate market trends in the first quarter 2021 and the continued return of agents after the termination of the proposed merger in the third quarter 2019. Agency revenues, net of retention, increased $19.3 million, or 45%, in the first quarter 2021 compared to the same period in 2020, generally in line with the gross agency revenue change. Refer further to the "Retention by agencies" discussion under Expenses below.

Ancillary services revenues. Ancillary services operating revenues increased to $55.9 million in the first quarter 2021, compared to $5.5 million in the first quarter 2020. The revenue growth was primarily due to revenues generated by recent acquisitions of appraisal management and online notarization and closing services companies, partially offset by lower valuation services revenues due to reduced capital market customer orders.

Investment income. Investment income for the first quarter 2021 decreased $1.3 million, or 24%, primarily as a result of lower interest rates applicable to our short-term and securities investments during the first quarter 2021 compared to the first quarter 2020.

Net realized and unrealized gains (losses). Refer to Note 5 to the condensed consolidated financial statements.

Expenses. An analysis of expenses is shown below:

	Three Months Ended March 31,
	2021	2020	Change	% Change
	($ in millions)

Amounts retained by agencies	283.9	199.4	84.6	42%
As a % of agency revenues	82.1%	82.4%
Employee costs	169.4	135.7	33.7	25%
As a % of operating revenues	24.9%	30.4%
Other operating expenses	125.5	71.9	53.6	75%
As a % of operating revenues	18.4%	16.1%
Title losses and related claims	28.8	18.6	10.1	54%
As a % of title revenues	4.6%	4.2%

Retention by agencies. Amounts retained by title agencies are based on agreements between agencies and our title underwriters. Amounts retained by independent agencies, as a percentage of revenues generated by them, averaged 82.1% for the first quarter 2021, as compared to 82.4% in the first quarter 2020. The average retention percentage may vary from period to period due to the geographical mix of agency operations, the volume of title revenues and, in some states, laws or regulations. Due to the variety of such laws or regulations, as well as competitive factors, the average retention rate can differ significantly from state to state. In addition, a high proportion of our independent agencies are in states with retention rates greater than 80%. We continue to focus on increasing profit margins in every state, increasing premium revenue in states where remittance rates are above 20%, and maintaining the quality of our agency network, which we believe to be the industry’s best, in order to mitigate claims risk and drive consistent future performance. While market share is important in our agency operations channel, it is not as important as margins, risk mitigation and profitability.

Employee costs. Consolidated employee costs increased $33.7 million, or 25%, in the first quarter 2021, compared to the same period in 2020, primarily due to higher salaries expense driven by a 12% higher average employee count, increased incentive compensation on improved overall operating results, and additional employee costs related to higher order volumes. As a percentage of total operating revenues, consolidated employee costs improved to 24.9% in the first quarter 2021 from 30.4% in the prior year quarter, which was primarily influenced by our continued focus on managing operating costs.

Employee costs in the title segment increased $28.8 million, or 22%, the first quarter 2021 compared to the first quarter 2020, primarily due to increased salaries expense driven by a higher average employee count, mostly from recent title office acquisitions, increased incentive compensation on improved title operating results, and additional employee costs related to higher order volumes. Employee costs in the ancillary services and corporate segment increased $4.9 million, or 98%, in the first quarter 2021 compared to the first quarter 2020, primarily due to increased average employee count driven by recent acquisitions in the ancillary services operations.

Other operating expenses. Other operating expenses include costs that are fixed in nature, costs that follow, to varying degrees, changes in transaction volumes and revenues (variable costs) and costs that fluctuate independently of revenues (independent costs). Costs that are fixed in nature include attorney and professional fees, third-party outsourcing provider fees, equipment rental, insurance, rent and other occupancy expenses, repairs and maintenance, technology costs, telecommunications and title plant expenses. Variable costs include appraiser and notary expenses, outside search and valuation fees, attorney fee splits, bad debt expenses, copy supplies, delivery fees, postage, premium taxes and title plant maintenance expenses. Independent costs include general supplies, litigation defense, business promotion and marketing and travel.

Consolidated other operating expenses increased $53.6 million, or 75%, in the first quarter 2021 compared to last year's first quarter. This increase was primarily due to increased appraisal and notary expenses by recently-acquired ancillary services businesses, higher outside title search and premium tax expenses on higher title revenues, and increased professional fees and rent expenses, partially offset by lower travel and marketing expenses. As a percentage of total operating revenues, consolidated other operating expenses for the first quarter 2021 increased to 18.4% compared to 16.1% in the first quarter 2020, primarily due to appraisal and notary costs related to our recently acquired ancillary services businesses.

Total variable costs increased $45.3 million, or 142%, in the first quarter 2021 compared to the same period in 2020, mainly due to higher appraisal and notary expenses by recently-acquired ancillary services businesses and increased outside search and premium taxes, consistent with higher operating revenues. Total costs that are fixed in nature increased $6.3 million, or 20%, in the first quarter 2021 compared to the same period in 2020, primarily due to increased professional fees, rent expense and technology costs. Independent costs increased $2.0 million, or 25%, in the first quarter 2021 compared to the same period in 2020, primarily due to higher office closures expenses, litigation-related accruals and bank fees, partially offset by lower travel and marketing expenses.

Title losses. Provisions for title losses, as a percentage of title operating revenues, were 4.6% in the first quarter 2021, compared to 4.2% in the first quarter 2020. Title loss expense increased $10.1 million, or 54%, in the first quarter 2021 compared to the prior year quarter, primarily as a result of increased title revenues. The title loss ratio in any given quarter can be significantly influenced by changes in new large claims incurred, escrow losses and adjustments to reserves for existing large claims.

The composition of title policy loss expense is as follows:

	Three Months Ended March 31,
	2021	2020	Change	% Change
	($ in millions)
Provisions – known claims:
Current year	2.2	1.3	0.9	69%
Prior policy years	13.3	12.6	0.7	6%
	15.5	13.9	1.6	12%
Provisions – IBNR
Current year	26.2	17.2	9.0	52%
Prior policy years	0.4	0.1	0.3	300%
	26.6	17.3	9.3	54%
Transferred from IBNR to known claims	(13.3)	(12.6)	(0.7)	6%
Total provisions	28.8	18.6	10.2	55%

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

Total known claims provisions increased $1.6 million, or 12%, in the first quarter 2021 compared to the same period last year, primarily as a result of higher reported claims relating to current and prior year policies. Current year IBNR provisions in the first quarter 2021 increased $9.0 million, or 52%, compared to the first quarter 2020, primarily due to increased title premiums in 2021. As a percentage of title operating revenues, provisions - IBNR for the current policy year were 4.2% in the first quarter 2021, compared to with 3.9% in the first quarter 2020.

Cash claim payments decreased $4.9 million, or 23%, in the first quarter 2021 compared to the last year's first quarter, primarily due to lower payments on large and non-large claims relating to prior policy years. We continue to manage and resolve large claims prudently and in keeping with our commitments to our policyholders.

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

Total title policy loss reserve balances are as follows:

	March 31, 2021	December 31, 2020
	($ in millions)
Known claims	67.8	68.9
IBNR	441.7	427.4
Total estimated title losses	509.5	496.3

The actual timing of estimated title loss payments may vary since claims, by their nature, are complex and paid over long periods of time. Based on historical payment patterns, the outstanding loss reserves are paid out within six years. As a result, the estimate of the ultimate amount to be paid on any claim may be modified over that time period. Due to the inherent uncertainty in predicting future title policy losses, significant judgment is required by both our management and our third party actuaries in estimating reserves. As a consequence, our ultimate liability may be materially greater or less than current reserves and/or our third party actuary’s calculated estimates.

Depreciation and amortization. Depreciation and amortization expenses increased $2.2 million, or 52%, in the first quarter 2021 compared to the first quarter 2020, primarily due to incremental intangible asset amortization and fixed asset depreciation expenses related to recent acquisitions.

Income taxes. Our effective tax rate, based on income before taxes and after deducting income attributable to noncontrolling interests, for the first quarter 2021 was 24% compared to 27% for the first quarter 2020. The lower effective tax rate in the first quarter 2021 was primarily due to increased year over year annualized pretax income and reductions in expected nondeductible expenses relative to pretax income in 2021.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources reflect our ability to generate cash flow to meet our obligations to stockholders, customers (payments to satisfy claims on title policies), vendors, employees, lenders and others. As of March 31, 2021, our cash and investments, including amounts reserved pursuant to statutory requirements, aggregated $1.1 billion ($596.5 million, net of statutory reserves on cash and investments). Of our total cash and investments at March 31, 2021, $782.2 million ($518.7 million, net of statutory reserves) was held in the United States and the rest internationally, principally in Canada.

Cash held at the parent company totaled $32.5 million at March 31, 2021. As a holding company, the parent company is funded principally by cash from its subsidiaries in the form of dividends, operating and other administrative expense reimbursements and pursuant to intercompany tax sharing agreements. The expense reimbursements are paid in accordance with management agreements, approved by the Texas Department of Insurance (TDI), among us and our subsidiaries. In addition to funding operating expenses, cash held at the parent company is used for dividend payments to common stockholders and for stock repurchases, if any. To the extent such uses exceed cash available, the parent company is dependent on distributions from its regulated title insurance underwriter, Stewart Title Guaranty Company (Guaranty).

A substantial majority of our consolidated cash and investments as of March 31, 2021 was held by Guaranty and its subsidiaries. The use and investment of these funds, dividends to the parent company, and cash transfers between Guaranty and its subsidiaries and the parent company are subject to certain legal and regulatory restrictions. In general, Guaranty may use its cash and investments in excess of its legally-mandated statutory premium reserve (established in accordance with requirements under Texas law) to fund its insurance operations, including claim payments. Guaranty may also, subject to certain limitations, provide funds to its subsidiaries (whose operations consist principally of field title offices and ancillary services operations) for their operating and debt service needs.

We maintain investments in accordance with certain statutory requirements for the funding of statutory premium reserves. Statutory reserve funds are required to be fully funded and invested in high-quality securities and short-term investments. Statutory reserve funds are not available for current claim payments, which must be funded from current operating cash flow. Included in investments in debt and equity securities are statutory reserve funds of approximately $491.3 million and $496.6 million at March 31, 2021 and December 31, 2020, respectively. In addition, included within cash and cash equivalents are statutory reserve funds of approximately $25.6 million and $20.0 million at March 31, 2021 and December 31, 2020, respectively. As of March 31, 2021, our known claims reserve totaled $67.8 million and our estimate of claims that may be reported in the future, under generally accepted accounting principles, totaled $441.7 million. In addition to this, we had cash and investments (excluding equity method investments) of $421.3 million, which are available for underwriter operations, including claims payments, and acquisitions.

The ability of Guaranty to pay dividends to its parent is governed by Texas insurance law. The TDI must be notified of any dividend declared, and any dividend in excess of the statutory maximum of 20% of surplus (approximately $158.9 million as of December 31, 2020) would be, by regulation, considered extraordinary and subject to pre-approval by the TDI. Also, the Texas Insurance Commissioner may raise an objection to a planned distribution during the notification period. Guaranty’s actual ability or intent to pay dividends to its parent may be constrained by business and regulatory considerations, such as the impact of dividends on surplus and liquidity, which could affect its ratings and competitive position, the amount of insurance it can write and its ability to pay future dividends. During the three months ended March 31, 2021 and 2020, Guaranty paid dividends of $40.0 million and $30.0 million, respectively, to its parent.

As the parent company conducts no operations apart from its wholly-owned subsidiaries, the discussion below focuses on consolidated cash flows.

	Three Months Ended March 31,
	2021	2020
	($ in millions)
Net cash provided (used) by operating activities	47.4	(11.4)
Net cash used by investing activities	(73.6)	(3.3)
Net cash provided (used) by financing activities	6.2	(18.8)

Operating activities. Our principal sources of cash from operations are premiums on title policies and revenue from title service-related transactions, ancillary services and other operations. Our independent agencies remit cash to us net of their contractual retention. Our principal cash expenditures for operations are employee costs, operating costs and title claims payments.

Net cash provided by operations in the first quarter 2021 was $47.4 million, compared to net cash used by operations of $11.4 million in the prior year quarter. The improvement in cash from operations was primarily driven by the higher net income and lower payments of claims and accounts payables. Although our business is labor intensive, we are focused on a cost-effective, scalable business model which includes utilization of technology, centralized back and middle office functions and business process outsourcing. We are continuing our emphasis on cost management, especially in light of the current economic environment due to the COVID-19 pandemic, specifically focusing on lowering unit costs of production and improving operating margins in our direct title and ancillary services businesses. Our plans to improve margins include additional automation of manual processes, and further consolidation of our various systems and production operations. We continue to invest in the technology necessary to accomplish these goals.

Investing activities. Net cash used by investing activities is primarily driven by proceeds from matured and sold investments, purchases of investments, capital expenditures and acquisition of title offices and other businesses. During the first quarter 2021, total proceeds from securities investments sold and matured were $45.9 million, compared to $30.6 million during the same period in 2020. Cash used for purchases of securities investments was $47.9 million during the first quarter 2021, compared to $30.7 million during the first quarter 2020.

We used $52.6 million and $1.4 million of cash for several acquisitions of businesses during the first quarter 2021 and 2020, respectively, and also used $16.0 million of cash during the first quarter 2021 in acquiring an equity method investment in a title company. During the first quarters 2021 and 2020, we used $5.7 million and $4.8 million, respectively, of cash for purchases of property and equipment. We maintain investment in capital expenditures at a level that enables us to implement technologies for increasing our operational and back-office efficiencies and to pursue growth in key markets.

Financing activities and capital resources. Total debt and stockholders’ equity were $125.6 million and $1,047.9 million, respectively, as of March 31, 2021. Payments on notes payable during the first quarters 2021 and 2020 of $154.7 million and $7.7 million, respectively, and notes payable additions of $154.0 million and $0.2 million, respectively, were related to short-term loan agreements in connection with our Section 1031 tax-deferred property exchange (Section 1031) business. During the first quarter 2021, we amended our line of credit agreement, resulting in an increase in the total line of credit commitment from our lenders from $200 million to $350 million (refer to Note 1-D for additional details on the amendment). At March 31, 2021, the outstanding balance of our line of credit facility was $125.6 million, which included the $25.0 million we drew from the facility during the first quarter 2021; while the available balance of the line of credit was $223.6 million, net of an unused $2.5 million letter of credit. At March 31, 2021, our debt-to-equity ratio, excluding our Section 1031 notes, was approximately 12.0%.

During the first quarter 2021, we paid total dividends of $8.8 million ($0.33 per common share), compared to the total dividends paid in the first quarter 2020 of $7.1 million ($0.30 per common share).

Effect of changes in foreign currency exchange rates. The effect of changes in foreign currency exchange rates on our cash and cash equivalents on the consolidated statements of cash flows was minimal during the first quarter 2021, compared to a net decrease of $3.5 million during the first quarter 2020. Our principal foreign operating unit is in Canada, and, on average, the value of the Canadian dollar relative to the U.S. dollar did not significantly change in 2021, while it depreciated in 2020.

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

Other comprehensive income (loss). Unrealized gains and losses on available-for-sale debt securities investments and changes in foreign currency exchange rates are reported net of deferred taxes in accumulated other comprehensive income (loss), a component of stockholders’ equity, until they are realized. During the first quarter 2021, net unrealized investment losses of $9.3 million, net of taxes, which increased our other comprehensive loss, were primarily related to a net decrease in the fair values of our overall bond securities investment portfolio mainly driven by the effect of rising interest rates. During the first quarter 2020, net unrealized investment losses of $2.7 million, net of taxes, which increased our other comprehensive loss, were primarily related to a net decrease in the fair values of our overall bond securities investment portfolio mainly driven by increased credit spreads.

Changes in foreign currency exchange rates, primarily related to our Canadian and United Kingdom operations, reduced our other comprehensive loss, net of taxes, by $1.9 million in the first quarter 2021; while they increased our other comprehensive loss, net of taxes, by $11.4 million for the same period in 2020.

Off-balance sheet arrangements. We do not have any material source of liquidity or financing that involves off-balance sheet arrangements, other than our contractual obligations under operating leases. We also routinely hold funds in segregated escrow accounts pending the closing of real estate transactions and have qualified intermediaries in tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code. The Company holds the proceeds from these transactions until a qualifying exchange can occur. In accordance with industry practice, these segregated accounts are not included on the balance sheet. See Note 16 in our 2020 Form 10-K.

Forward-looking statements. Certain statements in this report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to future, not past, events and often address our expected future business and financial performance. These statements often contain words such as “may,” "expect," "anticipate," "intend," "plan," "believe," "seek," "will," "foresee" or other similar words. Forward-looking statements by their nature are subject to various risks and uncertainties that could cause our actual results to be materially different than those expressed in the forward-looking statements. These risks and uncertainties include, among other things, the volatility of economic conditions, including the duration and effects of the COVID-19 pandemic; adverse changes in the level of real estate activity; changes in mortgage interest rates, existing and new home sales, and availability of mortgage financing; our ability to respond to and implement technology changes, including the completion of the implementation of our enterprise systems; the impact of unanticipated title losses or the need to strengthen our policy loss reserves; any effect of title losses on our cash flows and financial condition; the ability to attract and retain highly productive sales associates; the impact of vetting our agency operations for quality and profitability; independent agency remittance rates; changes to the participants in the secondary mortgage market and the rate of refinancing that affects the demand for title insurance products; regulatory non-compliance, fraud or defalcations by our title insurance agencies or employees; our ability to timely and cost-effectively respond to significant industry changes and introduce new products and services; the outcome of pending litigation; the impact of changes in governmental and insurance regulations, including any future reductions in the pricing of title insurance products and services; our dependence on our operating subsidiaries as a source of cash flow; our ability to access the equity and debt financing markets when and if needed; our ability to grow our international operations; seasonality and weather; and our ability to respond to the actions of our competitors. These risks and uncertainties, as well as others, are discussed in more detail in our documents filed with the Securities and Exchange Commission, including in Part I, Item 1A "Risk Factors" in our 2020 Form 10-K, and as maybe further updated and supplemented from time to time in our future Quarterly Reports on Form 10-Q, and our Current Reports on Form 8-K filed subsequently. All forward-looking statements included in this report are expressly qualified in their entirety by such cautionary statements. We expressly disclaim any obligation to update, amend or clarify any forward-looking statements contained in this report to reflect events or circumstances that may arise after the date hereof, except as may be required by applicable law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes during the quarter ended March 31, 2021 in our investment strategies, types of financial instruments held or the risks associated with such instruments that would materially alter the market risk disclosures made in our 2020 Form 10-K.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. Our principal executive officer and principal financial officer are responsible for establishing and maintaining disclosure controls and procedures. They evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2021, and have concluded that, as of such date, our disclosure controls and procedures are adequate and effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting during the quarter ended March 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

See discussion of legal proceedings in Note 11 to the condensed consolidated financial statements included in Item 1 of Part I of this Report, which is incorporated by reference into this Part II, Item 1, as well as Item 3. Legal Proceedings, in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes to our risk factors during the three months ended March 31, 2021 since our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases of our Common Stock during the three months ended March 31, 2021, except for repurchases of approximately 37,300 shares (aggregate purchase price of approximately $1.9 million) related to the statutory income tax withholding on the vesting of restricted share and unit grants to executives and senior management.

Item 5. Other Information

Book value per share. Our book value per share was $38.87 and $37.60 as of March 31, 2021 and December 31, 2020, respectively. As of March 31, 2021, our book value per share was based on approximately $1,041.9 million of stockholders’ equity attributable to Stewart and 26,806,025 shares of Common Stock outstanding. As of December 31, 2020, our book value per share was based on approximately $1,005.1 million of stockholders’ equity attributable to Stewart and 26,728,242 shares of Common Stock outstanding.

Item 6. Exhibits

Exhibit
3.1	—	Restated Certificate of Incorporation of the Registrant, dated April 28, 2016 (incorporated by reference in this report from Exhibit 3.1 of the Current Report on Form 8-K filed April 29, 2016)
3.2	—	Third Amended and Restated By-Laws of the Registrant, as of April 27, 2016 (incorporated by reference in this report from Exhibit 3.2 of the Current Report on Form 8-K filed April 28, 2016)
10.1†*	—	Restricted Stock Unit Award Agreement, effective March 10, 2021, by and between the Registrant and Frederick H. Eppinger
10.2†*	—	Restricted Performance Stock Unit Award Agreement, effective March 10, 2021, by and between the Registrant and Frederick H. Eppinger
10.3†*	—	Stock Option Agreement, effective March 10, 2021, by and between the Registrant and Frederick H. Eppinger
10.4†*	—	Restricted Stock Unit Award Agreement, effective March 10, 2021, by and between the Registrant and David C. Hisey
10.5†*	—	Restricted Performance Stock Unit Award Agreement, effective March 10, 2021, by and between the Registrant and David C. Hisey
10.6†*	—	Stock Option Agreement, effective March 10, 2021, by and between the Registrant and David C. Hisey

Exhibit
10.7†*	—	Restricted Stock Unit Award Agreement, effective March 10, 2021, by and between the Registrant and John L. Killea
10.8†*	—	Restricted Performance Stock Unit Award Agreement, effective March 10, 2021, by and between the Registrant and John L. Killea
10.9†*	—	Stock Option Agreement, effective March 10, 2021, by and between the Registrant and John L. Killea
10.10†*	—	Restricted Stock Unit Award Agreement, effective March 10, 2021, by and between the Registrant and Steven M. Lessack
10.11†*		Restricted Stock Unit Cliff Vest Award Agreement, effective March 10, 2021, by and between the Registrant and Steven M. Lessack
10.12†*	—	Restricted Performance Stock Unit Award Agreement, effective March 10, 2021, by and between the Registrant and Steven M. Lessack
10.13†*	—	Stock Option Agreement, effective March 10, 2021, by and between the Registrant and Steven M. Lessack
10.14†*	—	Restricted Stock Unit Award Agreement, effective March 10, 2021, by and between the Registrant and Tara S. Smith
10.15†*	—	Restricted Performance Stock Unit Award Agreement, effective March 10, 2021, by and between the Registrant and Tara S. Smith
10.16†*	—	Stock Option Agreement, effective March 10, 2021, by and between the Registrant and Tara S. Smith
31.1*	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	—	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	—	XBRL Taxonomy Extension Schema Document
101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	—	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith
† Management contract or compensatory plan

SIGNATURE
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 4, 2021
Date

Stewart Information Services Corporation
Registrant

By:	/s/ David C. Hisey
David C. Hisey, Chief Financial Officer, Secretary and Treasurer