Form 10-Q
period 2021-06-30
STEWART INFORMATION SERVICES CORP
filed 2021-08-03
CIK 94344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☑
On July 27, 2021, there were 26,884,372 outstanding shares of the issuer's Common Stock.

FORM 10-Q QUARTERLY REPORT
QUARTER ENDED JUNE 30, 2021

As used in this report, “we,” “us,” “our,” "Registrant," the “Company” and “Stewart” mean Stewart Information Services Corporation and our subsidiaries, unless the context indicates otherwise.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	($000 omitted, except per share)
Revenues
Title revenues:
Direct operations	353,502	218,214	633,007	416,496
Agency operations	390,330	277,387	736,261	519,417
Ancillary services	58,193	11,155	114,124	16,616
Operating revenues	802,025	506,756	1,483,392	952,529
Investment income	5,130	4,285	9,074	9,503
Net realized and unrealized gains (losses)	11,654	5,064	14,929	(6,027)
	818,809	516,105	1,507,395	956,005
Expenses
Amounts retained by agencies	322,020	228,720	605,955	428,086
Employee costs	188,467	137,528	357,864	273,180
Other operating expenses	137,796	74,613	263,279	146,473
Title losses and related claims	33,569	21,541	62,342	40,172
Depreciation and amortization	6,819	4,061	13,249	8,292
Interest	682	622	1,248	1,513
	689,353	467,085	1,303,937	897,716
Income before taxes and noncontrolling interests	129,456	49,020	203,458	58,289
Income tax expense	(30,616)	(11,340)	(47,496)	(13,235)
Net income	98,840	37,680	155,962	45,054
Less net income attributable to noncontrolling interests	4,021	3,534	6,907	5,731
Net income attributable to Stewart	94,819	34,146	149,055	39,323

Net income	98,840	37,680	155,962	45,054
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	1,379	4,194	3,246	(7,248)
Change in net unrealized gains and losses on investments	1,009	16,715	(8,147)	14,135
Reclassification adjustment for realized gains and losses on investments	(418)	(21)	(563)	(101)
Other comprehensive income (loss), net of taxes:	1,970	20,888	(5,464)	6,786
Comprehensive income	100,810	58,568	150,498	51,840
Less net income attributable to noncontrolling interests	4,021	3,534	6,907	5,731
Comprehensive income attributable to Stewart	96,789	55,034	143,591	46,109

Basic average shares outstanding (000)	26,798	23,656	26,767	23,647
Basic earnings per share attributable to Stewart	3.54	1.44	5.57	1.66
Diluted average shares outstanding (000)	27,123	23,756	27,038	23,757
Diluted earnings per share attributable to Stewart	3.50	1.44	5.51	1.66
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of June 30, 2021 (Unaudited)	As of December 31, 2020
	($000 omitted)
Assets
Cash and cash equivalents	400,542	432,683
Short-term investments	17,628	20,678
Investments in debt and equity securities, at fair value	711,398	684,387
Receivables:
Premiums from agencies	46,449	34,507
Trade and other	72,061	56,054
Income taxes	2,034	501
Notes	1,461	1,557
Allowance for uncollectible amounts	(5,168)	(4,807)
	116,837	87,812
Property and equipment:
Land	2,964	2,964
Buildings	16,645	22,598
Furniture and equipment	181,690	168,147
Accumulated depreciation	(146,711)	(142,038)
	54,588	51,671
Operating lease assets	112,351	106,479
Title plants, at cost	73,113	72,863
Investments on equity method basis	22,051	6,765
Goodwill	549,991	431,477
Intangible assets, net of amortization	36,798	37,382
Deferred tax assets	4,330	4,330
Other assets	68,707	42,048
	2,168,334	1,978,575
Liabilities
Notes payable	127,662	101,773
Accounts payable and accrued liabilities	229,054	225,180
Operating lease liabilities	124,038	119,089
Estimated title losses	524,983	496,275
Deferred tax liabilities	26,524	23,852
	1,032,261	966,169
Contingent liabilities and commitments
Stockholders’ equity
Common Stock ($1 par value) and additional paid-in capital	301,251	301,937
Retained earnings	819,834	688,819
Accumulated other comprehensive income (loss):
Foreign currency translation adjustments	(4,992)	(8,238)
Net unrealized gains on debt securities investments	16,550	25,260
Treasury stock – 352,161 common shares, at cost	(2,666)	(2,666)
Stockholders’ equity attributable to Stewart	1,129,977	1,005,112
Noncontrolling interests	6,096	7,294
Total stockholders’ equity (26,825,233 and 26,728,242 shares outstanding)	1,136,073	1,012,406
	2,168,334	1,978,575
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2021	2020
	($000 omitted)
Reconciliation of net income to cash provided by operating activities:
Net income	155,962	45,054
Add (deduct):
Depreciation and amortization	13,249	8,292
Provision for bad debt	846	106
Net realized and unrealized (gains) losses	(14,929)	6,027
Amortization of net premium on debt securities investments	1,904	2,253
Payments for title losses less than provisions	26,222	1,236
Adjustments for insurance recoveries of title losses	—	228
(Increase) decrease in receivables – net	(22,366)	8,792
Increase in other assets – net	(3,327)	(3,743)
Decrease in accounts payable and other liabilities – net	(15,390)	(22,817)
Change in net deferred income taxes	4,122	2,277
Net income from equity method investments	(3,412)	(1,356)
Dividends received from equity method investments	1,739	1,549
Stock-based compensation expense	5,879	2,449
Other – net	(47)	(237)
Cash provided by operating activities	150,452	50,110
Investing activities:
Proceeds from sales of investments in securities	14,744	15,499
Proceeds from matured investments in debt securities	51,034	33,096
Purchases of investments in securities	(89,198)	(50,856)
Net sales of short-term investments	2,747	2,763
Purchases of property and equipment, and real estate	(16,430)	(6,796)
Proceeds from sale of buildings	10,583	—
Cash paid for acquisition of businesses	(131,906)	(33,417)
Cash paid for acquisition of equity method investment	(16,080)	—
Other – net	855	1,278
Cash used by investing activities	(173,651)	(38,433)
Financing activities:
Proceeds from notes payable	181,755	404
Payments on notes payable	(157,662)	(9,334)
Distributions to noncontrolling interests	(7,253)	(5,957)
Repurchases of Common Stock	(2,002)	(468)
Proceeds from stock option exercises	181	—
Cash dividends paid	(17,688)	(14,198)
Payment of contingent consideration related to an acquisition	(75)	—
Purchase of remaining interest in consolidated subsidiaries	(5,616)	—
Other - net	(777)	—
Cash used by financing activities	(9,137)	(29,553)
Effects of changes in foreign currency exchange rates	195	(1,927)
Change in cash and cash equivalents	(32,141)	(19,803)
Cash and cash equivalents at beginning of period	432,683	330,609
Cash and cash equivalents at end of period	400,542	310,806
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	Common Stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Noncontrolling interests	Total
	($000 omitted)
Six Months Ended June 30, 2021
Balance at December 31, 2020	27,080	274,857	688,819	17,022	(2,666)	7,294	1,012,406
Net income attributable to Stewart	—	—	149,055	—	—	—	149,055
Dividends on Common Stock ($0.66 per share)	—	—	(18,040)	—	—	—	(18,040)
Stock-based compensation	131	5,748	—	—	—	—	5,879
Stock repurchases	(39)	(1,963)	—	—	—	—	(2,002)
Stock option exercises	5	176	—	—	—	—	181
Purchase of remaining interest in consolidated subsidiaries	—	(4,744)	—	—	—	(872)	(5,616)
Change in net unrealized gains and losses on investments, net of taxes	—	—	—	(8,147)	—	—	(8,147)
Reclassification adjustment for realized gains and losses on investments, net of taxes	—	—	—	(563)	—	—	(563)
Foreign currency translation adjustments, net of taxes	—	—	—	3,246	—	—	3,246
Net income attributable to noncontrolling interests	—	—	—	—	—	6,907	6,907
Distributions to noncontrolling interests	—	—	—	—	—	(7,253)	(7,253)
Net effect of other changes in ownership	—	—	—	—	—	20	20
Balance at June 30, 2021	27,177	274,074	819,834	11,558	(2,666)	6,096	1,136,073

Six Months Ended June 30, 2020
Balance at December 31, 2019	24,062	164,217	564,392	(2,699)	(2,666)	6,453	753,759
Net income attributable to Stewart	—	—	39,323	—	—	—	39,323
Dividends on Common Stock ($0.60 per share)	—	—	(14,291)	—	—	—	(14,291)
Stock-based compensation	2	2,447	—	—	—	—	2,449
Stock repurchases	(12)	(456)	—	—	—	—	(468)
Change in net unrealized gains and losses on investments, net of taxes	—	—	—	14,135	—	—	14,135
Reclassification adjustment for realized gains and losses on investments, net of taxes, net of taxes	—	—	—	(101)	—	—	(101)
Foreign currency translation adjustments, net of taxes	—	—	—	(7,248)	—	—	(7,248)
Net income attributable to noncontrolling interests	—	—	—	—	—	5,731	5,731
Distributions to noncontrolling interests	—	—	—	—	—	(5,957)	(5,957)
Balance at June 30, 2020	24,052	166,208	589,424	4,087	(2,666)	6,227	787,332
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	Common Stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Noncontrolling interests	Total
	($000 omitted)
Three Months Ended June 30, 2021
Balances at March 31, 2021	27,158	273,820	733,973	9,588	(2,666)	6,025	1,047,898
Net income attributable to Stewart	—	—	94,819	—	—	—	94,819
Dividends on Common Stock ($0.33 per share)	—	—	(8,958)	—	—	—	(8,958)
Stock-based compensation	18	2,687	—	—	—	—	2,705
Stock repurchases	(2)	(65)	—	—	—	—	(67)
Stock option exercises	3	117	—	—	—	—	120
Purchase of remaining interest in consolidated subsidiaries	—	(2,485)	—	—	—	(561)	(3,046)
Change in net unrealized gains and losses on investments, net of taxes	—	—	—	1,009	—	—	1,009
Reclassification adjustment for realized gains and losses on investments, net of taxes	—	—	—	(418)	—	—	(418)
Foreign currency translation adjustments, net of taxes	—	—	—	1,379	—	—	1,379
Net income attributable to noncontrolling interests	—	—	—	—	—	4,021	4,021
Distributions to noncontrolling interests	—	—	—	—	—	(3,409)	(3,409)
Net effect of other changes in ownership	—	—	—	—	—	20	20
Balance at June 30, 2021	27,177	274,074	819,834	11,558	(2,666)	6,096	1,136,073

Three Months Ended June 30, 2020
Balances at March 31, 2020	24,032	164,741	562,445	(16,801)	(2,666)	5,324	737,075
Net income attributable to Stewart	—	—	34,146	—	—	—	34,146
Dividends on Common Stock ($0.30 per share)	—	—	(7,167)	—	—	—	(7,167)
Stock-based compensation	22	1,540	—	—	—	—	1,562
Stock repurchases	(2)	(73)	—	—	—	—	(75)
Change in net unrealized gains and losses on investments, net of taxes	—	—	—	16,715	—	—	16,715
Reclassification adjustment for realized gains and losses on investments, net of taxes, net of taxes	—	—	—	(21)	—	—	(21)
Foreign currency translation adjustments, net of taxes	—	—	—	4,194	—	—	4,194
Net income attributable to noncontrolling interests	—	—	—	—	—	3,534	3,534
Distributions to noncontrolling interests	—	—	—	—	—	(2,631)	(2,631)
Balance at June 30, 2020	24,052	166,208	589,424	4,087	(2,666)	6,227	787,332
See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1

Interim financial statements. The financial information contained in this report for the three and six months ended June 30, 2021 and 2020, and as of June 30, 2021, is unaudited. This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission on March 1, 2021 (2020 Form 10-K).

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

C. Restrictions on cash and investments. The Company maintains investments in accordance with certain statutory requirements for the funding of statutory premium reserves. Statutory reserve funds are required to be fully funded and invested in high-quality securities and short-term investments. Statutory reserve funds are not available for current claim payments, which must be funded from current operating cash flow. Included in investments in debt and equity securities are statutory reserve funds of approximately $517.8 million and $496.6 million at June 30, 2021 and December 31, 2020, respectively. In addition, included within cash and cash equivalents are statutory reserve funds of approximately $16.6 million and $20.0 million at June 30, 2021 and December 31, 2020, respectively. Although these cash statutory reserve funds are not restricted or segregated in depository accounts, they are required to be held pursuant to state statutes. If the Company fails to maintain minimum investments or cash and cash equivalents sufficient to meet statutory requirements, the Company may be subject to fines or other penalties, including potential revocation of its business license. These funds are not available for any other purpose. In the event that insurance regulators adjust the determination of the statutory premium reserves of the Company’s title insurers, these restricted funds as well as statutory surplus would correspondingly increase or decrease.

NOTE 2

Revenues. The Company's operating revenues, summarized by type, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	($000 omitted)
Title insurance premiums:
Direct	243,638	149,745	438,631	288,028
Agency	390,330	277,387	736,261	519,417
Escrow fees	63,534	41,433	120,183	74,519
Appraisal management, abstract and other ancillary services	80,712	22,829	149,332	38,906
Other revenues	23,811	15,362	38,985	31,659
	802,025	506,756	1,483,392	952,529

NOTE 3

Investments in debt and equity securities. The total fair values of the Company's investments in debt and equity securities are as follows:

	June 30, 2021	December 31, 2020
	($000 omitted)
Investments in:
Debt securities	635,162	631,386
Equity securities	76,236	53,001
	711,398	684,387

As of June 30, 2021 and December 31, 2020, the net unrealized investment gains relating to investments in equity securities held were $13.6 million and $4.4 million, respectively (refer to Note 5).

The amortized costs and fair values of investments in debt securities are as follows:

	June 30, 2021		December 31, 2020
	Amortized costs	Fair values	Amortized costs	Fair values
	($000 omitted)
Municipal	40,466	42,462	45,138	47,603
Corporate	291,413	305,229	285,962	305,450
Foreign	275,764	280,861	261,748	271,711
U.S. Treasury Bonds	6,570	6,610	6,564	6,622
	614,213	635,162	599,412	631,386

Foreign debt securities consist of Canadian government, provincial and corporate bonds, United Kingdom treasury and corporate bonds, and Mexican government bonds.

Gross unrealized gains and losses on investments in debt securities are as follows:

	June 30, 2021		December 31, 2020
	Gains	Losses	Gains	Losses
	($000 omitted)
Municipal	1,997	1	2,465	—
Corporate	14,320	504	19,594	106
Foreign	5,767	670	10,024	61
U.S. Treasury Bonds	65	25	82	24
	22,149	1,200	32,165	191

Debt securities as of June 30, 2021 mature, according to their contractual terms, as follows (actual maturities may differ due to call or prepayment rights):

	Amortized costs	Fair values
	($000 omitted)
In one year or less	59,019	59,695
After one year through five years	375,721	385,551
After five years through ten years	148,716	156,299
After ten years	30,757	33,617
	614,213	635,162

Gross unrealized losses on investments in debt securities and the fair values of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2021, were:

	Less than 12 months		More than 12 months		Total
	Losses	Fair values	Losses	Fair values	Losses	Fair values
	($000 omitted)
Municipal	1	96	—	—	1	96
Corporate	504	31,489	—	—	504	31,489
Foreign	645	74,153	25	254	670	74,407
U.S. Treasury Bonds	1	109	24	1,022	25	1,131
	1,151	105,847	49	1,276	1,200	107,123

The number of specific debt investment holdings held in an unrealized loss position as of June 30, 2021 was 51. Of these securities, 3 were in unrealized loss positions for more than 12 months. Since the Company does not intend to sell and will more likely than not maintain each investment security until its maturity or anticipated recovery in value, and no significant credit risk is deemed to exist, these investments are not considered as credit-impaired. The Company believes its investment portfolio is diversified and expects no material loss to result from the failure to perform by issuers of the debt securities it holds. Investments made by the Company are not collateralized.

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

As of June 30, 2021, financial instruments measured at fair value on a recurring basis are summarized below:

	Level 1	Level 2	Fair value measurements
	($000 omitted)
Investments in securities:
Debt securities:
Municipal	—	42,462	42,462
Corporate	—	305,229	305,229
Foreign	—	280,861	280,861
U.S. Treasury Bonds	—	6,610	6,610
Equity securities	76,236	—	76,236
	76,236	635,162	711,398

As of December 31, 2020, financial instruments measured at fair value on a recurring basis are summarized below:

	Level 1	Level 2	Fair value measurements
	($000 omitted)
Investments in securities:
Debt securities:
Municipal	—	47,603	47,603
Corporate	—	305,450	305,450
Foreign	—	271,711	271,711
U.S. Treasury Bonds	—	6,622	6,622
Equity securities	53,001	—	53,001
	53,001	631,386	684,387

As of June 30, 2021 and December 31, 2020, Level 1 financial instruments consist of equity securities. Level 2 financial instruments consist of municipal, governmental, and corporate bonds, both U.S. and foreign. In accordance with the Company’s policies and guidelines which incorporate relevant statutory requirements, the Company’s third-party registered investment manager invests only in securities rated as investment grade or higher by the major rating services, where observable valuation inputs are significant. The fair value of the Company's investments in debt and equity securities is primarily determined using a third-party pricing service provider. The third-party pricing service provider calculates the fair values using both market approach and model valuation methods, as well as pricing information obtained from brokers, dealers and custodians. Management ensures the reasonableness of the third-party service valuations by comparing them with pricing information from the Company's investment manager.

NOTE 5

Net realized and unrealized gains (losses). Realized and unrealized gains and losses are detailed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	($000 omitted)
Realized gains	7,909	1,355	8,080	1,508
Realized losses	—	(657)	(2,469)	(1,347)
Net unrealized investment gains (losses) recognized on equity securities still held at end of period	3,745	4,366	9,318	(6,188)
	11,654	5,064	14,929	(6,027)

Realized gains and losses during the second quarter 2021 included $7.3 million of gains on sales of buildings, while realized gains and losses during the second quarter 2020 included $1.1 million of gains from settlements of equity investments with no previously readily determinable fair values. Additionally, realized gains and losses for the first six months of 2021 included a $2.5 million loss related to a disposal of an equity method investment.

Investment gains and losses recognized related to investments in equity securities are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	($000 omitted)
Net investment gains (losses) recognized on equity securities during the period	3,780	3,966	9,361	(7,095)
Less: Net realized gains (losses) on equity securities sold during the period	35	(400)	43	(907)
Net unrealized investment gains (losses) recognized on equity securities still held at end of period	3,745	4,366	9,318	(6,188)

Proceeds from sales of investments in securities are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	($000 omitted)
Proceeds from sales of debt securities	11,634	3,270	14,571	14,773
Proceeds from sales of equity securities	59	433	173	726
Total proceeds from sales of investments in securities	11,693	3,703	14,744	15,499

NOTE 6

Goodwill. The summary of changes in goodwill is as follows.

	Title	Ancillary Services and Corporate	Consolidated Total
		($000 omitted)
Balances at December 31, 2020	361,433	70,044	431,477
Acquisitions	102,546	20,202	122,748
Purchase accounting adjustments	(4,492)	258	(4,234)
Balances at June 30, 2021	459,487	90,504	549,991

During the six months ended June 30, 2021, goodwill recorded in the title segment was related to acquisitions of a title search and support services provider, a digital customer engagement platform provider, and a number of title offices operating in the states of Arizona, New Mexico and Texas. Goodwill recorded in the ancillary services and corporate segment was related to an acquisition of an online notarization and closing solutions provider. The goodwill balances for the 2021 acquisitions were based on the Company's preliminary purchase accounting, which is expected to be finalized within a year after the acquisitions closed.

NOTE 7

Estimated title losses. A summary of estimated title losses for the six months ended June 30 is as follows:

	2021	2020
	($000 omitted)
Balances at January 1	496,275	459,053
Provisions:
Current year	61,147	39,811
Previous policy years	1,195	361
Total provisions	62,342	40,172
Payments, net of recoveries:
Current year	(7,682)	(5,420)
Previous policy years	(28,438)	(33,516)
Total payments, net of recoveries	(36,120)	(38,936)
Effects of changes in foreign currency exchange rates	2,486	(4,264)
Balances at June 30	524,983	456,025
Loss ratios as a percentage of title operating revenues:
Current year provisions	4.5%	4.3%
Total provisions	4.6%	4.3%

Provisions in the first six months of 2021 increased compared to the same period in 2020, primarily as a result of increased title revenues, while the effect of changes in foreign currency exchange rates for the first six months of 2021 and 2020 were primarily influenced by the appreciation and depreciation, respectively, of the Canadian dollar against the U.S. dollar during those periods.

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

During the first six months of 2021, the aggregate grant-date fair values of restricted stock unit and stock option awards, respectively, were $8.9 million (166,000 units with an average grant price per unit of $53.71) and $1.3 million (139,000 options with an average grant price per option of $9.24 and exercise strike price of $53.24). During the first six months of 2020, the aggregate grant-date fair values of restricted stock unit and stock option awards, respectively, were $2.4 million (60,000 units with an average grant price per unit of $39.76) and $3.4 million (650,000 options with an average grant price per option of $5.32 and exercise strike price of $39.76).

NOTE 9

Earnings per share. Basic earnings per share (EPS) attributable to Stewart is calculated by dividing net income attributable to Stewart by the weighted-average number of shares of Common Stock outstanding during the reporting periods. Outstanding shares of Common Stock granted to employees that are not yet vested (restricted shares) are excluded from the calculation of the weighted-average number of shares outstanding for calculating basic EPS. To calculate diluted EPS, the number of shares is adjusted to include the number of additional shares that would have been outstanding if restricted units and shares were vested and stock options were exercised. In periods of loss, dilutive shares are excluded from the calculation of the diluted EPS and diluted EPS is computed in the same manner as basic EPS.

The calculation of the basic and diluted EPS is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	($000 omitted, except per share)
Numerator:
Net income attributable to Stewart	94,819	34,146	149,055	39,322

Denominator (000):
Basic average shares outstanding	26,798	23,656	26,767	23,647
Average number of dilutive shares relating to options	189	—	154	—
Average number of dilutive shares relating to grants of restricted units and shares	136	100	117	110
Diluted average shares outstanding	27,123	23,756	27,038	23,757

Basic earnings per share attributable to Stewart	3.54	1.44	5.57	1.66
Diluted earnings per share attributable to Stewart	3.50	1.44	5.51	1.66

NOTE 10

Contingent liabilities and commitments. In the ordinary course of business, the Company guarantees the third-party indebtedness of certain of its consolidated subsidiaries. As of June 30, 2021, the maximum potential future payments on the guarantees are not more than the related notes payable recorded in the condensed consolidated balance sheets. The Company also guarantees the indebtedness related to lease obligations of certain of its consolidated subsidiaries. The maximum future obligations arising from these lease-related guarantees are not more than the Company’s future lease obligations, as presented on the condensed consolidated balance sheets, plus lease operating expenses. As of June 30, 2021, the Company also had unused letters of credit aggregating $4.9 million related to workers’ compensation and other insurance. The Company does not expect to make any payments on these guarantees.

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

NOTE 12

Segment information. The Company reports two operating segments: title and ancillary services and corporate. The title segment provides services needed to transfer title to property in a real estate transaction and includes services such as searching, examining, closing and insuring the condition of the title to the property. In addition, the title segment includes home and personal insurance services, Internal Revenue Code Section 1031 tax-deferred exchanges, and digital customer engagement platform services. The ancillary services and corporate segment includes appraisal management services, search and valuation services, and online notarization and closing solutions, which are the principal offerings of ancillary services, expenses of the parent holding company, and certain other enterprise-wide overhead costs (net of centralized administrative services costs allocated to respective operating businesses).

Selected statement of income information related to these segments is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	($000 omitted)
Title segment:
Revenues	753,119	504,436	1,385,704	938,875
Depreciation and amortization	4,709	3,733	9,022	7,554
Income before taxes and noncontrolling interest	125,671	54,795	202,761	69,629

Ancillary services and corporate segment:
Revenues	65,690	11,669	121,691	17,130
Depreciation and amortization	2,110	328	4,227	738
Income (loss) before taxes	3,785	(5,775)	697	(11,340)

Consolidated Stewart:
Revenues	818,809	516,105	1,507,395	956,005
Depreciation and amortization	6,819	4,061	13,249	8,292
Income before taxes and noncontrolling interest	129,456	49,020	203,458	58,289

The Company does not provide asset information by reportable operating segment as it does not routinely evaluate the asset position by segment.

Revenues generated in the United States and all international operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	($000 omitted)
United States	762,344	489,945	1,414,926	904,072
International	56,465	26,160	92,469	51,933
	818,809	516,105	1,507,395	956,005

NOTE 13
Other comprehensive income (loss). Changes in the balances of each component of other comprehensive income (loss) and the related tax effects are as follows:

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount
	($000 omitted)
Net unrealized gains and losses on investments:
Change in net unrealized gains and losses on investments	1,277	268	1,009	21,159	4,444	16,715
Reclassification adjustment for realized gains and losses on investments	(529)	(111)	(418)	(27)	(6)	(21)
	748	157	591	21,132	4,438	16,694
Foreign currency translation adjustments	1,760	381	1,379	5,174	980	4,194
Other comprehensive income	2,508	538	1,970	26,306	5,418	20,888

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount
	($000 omitted)
Net unrealized gains and losses on investments:
Change in net unrealized gains and losses on investments	(10,312)	(2,165)	(8,147)	17,892	3,757	14,135
Reclassification adjustment for realized gains and losses on investments	(713)	(150)	(563)	(128)	(27)	(101)
	(11,025)	(2,315)	(8,710)	17,764	3,730	14,034
Foreign currency translation adjustments	4,111	865	3,246	(8,485)	(1,237)	(7,248)
Other comprehensive income (loss)	(6,914)	(1,450)	(5,464)	9,279	2,493	6,786

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S OVERVIEW

Second quarter 2021 overview. We reported net income attributable to Stewart of $94.8 million ($3.50 per diluted share) for the second quarter 2021, compared to net income attributable to Stewart of $34.1 million ($1.44 per diluted share) for the second quarter 2020. Excluding net realized and unrealized gains and losses and severance expenses described below, Stewart’s second quarter 2021 net income of $86.0 million ($3.17 per diluted share) increased $53.5 million, or 165%, from $32.5 million ($1.37 per diluted share) in the second quarter 2020. Second quarter 2021 pretax income before noncontrolling interests was $129.5 million compared to pretax income before noncontrolling interests of $49.0 million for the second quarter 2020.

Second quarter 2021 results included $11.7 million of pretax net realized and unrealized gains, which included $7.3 million of realized gains from sales of buildings in the ancillary services and corporate segment and $3.7 million of net unrealized gains on fair value changes of equity securities investments recorded in the title segment. Second quarter 2020 results included $5.1 million of pretax net realized and unrealized gains, which included $4.4 million of net unrealized gains on fair value changes of equity securities investments recorded in the title segment, and $2.8 million of severance expenses related to cost savings initiatives recorded within employee costs in the title segment.

Summary results of the title segment are as follows ($ in millions, except pretax margin):

	For the Three Months Ended June 30,
	2021	2020	% Change

Operating revenues	743.8	495.6	50%
Investment income	5.1	4.3	20%
Net realized and unrealized gains	4.2	4.6	(9)%
Pretax income	125.7	54.8	129%
Pretax margin	16.7%	10.9%

Pretax income for the title segment increased by $70.9 million, while pretax margin improved 580 basis points to 16.7% in the second quarter 2021 compared to the prior year quarter. Title operating revenues increased $248.2 million, as direct title and gross independent agency revenues grew $135.3 million, or 62%, and $112.9 million, or 41%, respectively. In line with the increased title revenues, overall segment operating expenses in the second quarter 2021 increased $177.8 million, or 40%, which included 41% and 37% higher agency retention expenses and combined title employee costs and other operating expenses, respectively, compared to the second quarter 2020. Average independent agency remittance rate in the second quarter 2021 was 17.5%, similar to the prior year quarter, while combined title employee costs and other operating expenses, as a percentage of title revenues, improved to 35.9% in the second quarter 2021 compared to 39.5% in the second quarter 2020.

Title loss expense increased $12.0 million, or 56%, primarily as a result of higher title revenues in the second quarter 2021 compared to the prior year quarter. As a percentage of title revenues, the title loss expense in the second quarter 2021 was 4.5% compared to 4.3% from the prior year quarter.

The segment’s investment income increased $0.8 million, primarily due to higher dividend income on cost-basis investments, which was partially offset by reduced interest income resulting from lower interest rates applicable to our short-term and securities investments during the second quarter 2021 compared to last year’s quarter. Net realized and unrealized gains for the second quarters 2021 and 2020 were primarily driven by unrealized fair value changes of equity securities investments, as mentioned above.

Summary results of the ancillary services and corporate segment are as follows ($ in millions):

	For the Three Months Ended June 30,
	2021	2020	% Change

Operating revenues	58.2	11.2	422%
Net realized gains	7.5	0.5	1,359%
Pretax income (loss)	3.8	(5.8)	166%

The segment’s operating revenues increased $47.0 million in the second quarter 2021, compared to the prior year quarter, primarily due to revenues generated by recent acquisitions, which were partially offset by lower revenues from our legacy valuation services business due to lower home equity volume. The ancillary services operations generated pretax income of $2.2 million (which included $1.6 million of purchased intangibles amortization) in the second quarter 2021, compared to a pretax loss of $0.8 million in the second quarter 2020. Net realized gains during the second quarter 2021 were primarily driven by $7.3 million of realized gains resulting from sales of buildings within corporate operations. Net expenses attributable to parent company and corporate operations for the second quarters 2021 and 2020 were approximately $5.9 million and $5.5 million, respectively.

We continue to implement our strategy of improving operational performance through targeted growth, focused management, and broader technology and services offerings. We aim to gain scale in attractive direct markets and improve service and digital capabilities to provide a seamless customer experience. During the second quarter 2021, we acquired Cloudvirga, a provider of a digital customer engagement platform, and title companies Thomas Title & Escrow and Prima Title, LLC with combined operations in the states of Arizona, New Mexico and Texas. We expect these acquisitions to further leverage our position in the evolving real estate closing experience and improve scale and synergies within our title business. We believe our solid operating results and liquidity position will allow us to continue investing and growing to maximize our operational potential.

COVID-19 pandemic. We continue to operate under our business continuity plan that we deployed in March 2020 when the pandemic started. Our employees have not fully transitioned back to the workplace and we are still implementing appropriate measures to protect the safety of all our employees and customers in carrying out our business operations (considered as essential business in the U.S.) using digital tools and innovative solutions, when possible. As various states have opened up and relaxed or removed restrictions on businesses and social gatherings, we are formulating a plan of safe return to workplace to be announced at a later time. We are taking into account insights gathered from our associates, recommendations from managers, guidance from health and governmental bodies, and developments relating to the COVID-19 pandemic.

CRITICAL ACCOUNTING ESTIMATES

The preparation of the Company’s condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures surrounding contingencies and commitments.

Actual results can differ from our accounting estimates. While we do not anticipate significant changes in our estimates, there is a risk that such changes could have a material impact on our consolidated financial condition or results of operations for future periods. During the six months ended June 30, 2021, we made no material changes to our critical accounting estimates as previously disclosed in Management’s Discussion and Analysis in the 2020 Form 10-K.

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

RESULTS OF OPERATIONS

Comparisons of our results of operations for the three and six months ended June 30, 2021 with the corresponding periods in the prior year are set forth below. Factors contributing to fluctuations in the results of operations are presented in the order of their monetary significance, and we have quantified, when necessary, significant changes. Segment results are included in the discussions and, when relevant, are discussed separately.

Our statements on home sales and loan activity are based on published U.S. industry data from sources including Fannie Mae, the Mortgage Bankers Association (MBA), the National Association of Realtors® (NAR) and the U.S. Census Bureau as of June 30, 2021. We also use information from our direct operations.

Operating environment. Existing home sales (seasonally-adjusted basis) in June 2021 improved 23% from June 2020 and also increased 1% from May 2021 after four consecutive month of declines, according to NAR. The increased sales are primarily due to modestly improved supply in recent months resulting from more housing starts and existing homeowners listing their homes. According to NAR's analysis, the current existing home sales continue to run at a pace above the rate seen before the COVID-19 pandemic. On non-seasonally-adjusted basis, existing home sales in the second quarter 2021 improved 32% from the same quarter last year, while June 2021 median and average home prices increased approximately 23% and 16%, respectively, compared to June 2020 prices, with June 2021 being the 112th consecutive month of year-over-year median home price increase. In relation to new residential construction, U.S. housing starts in June 2021 improved 29% and 6% from June 2020 and May 2021, respectively, while newly issued building permits in June 2021 increased 23% from a year ago, but decreased 5% sequentially from May 2021.

According to Fannie Mae and MBA (averaged), one-to-four family mortgage originations during the second quarter 2021 improved 11% to approximately $1.1 trillion compared to the second quarter 2020, as a result of a 35% increase in purchase originations, which was partially offset by 2% lower refinancing originations. Refinancing transactions, which significantly improved in 2020 as a result of lower mortgage interest rates due to the COVID-19 pandemic, are expected to normalize to pre-pandemic levels as interest rates gradually increase and lenders focus on purchase transactions. This trend is expected to result in 34% and 48% lower total mortgage originations in the third and fourth quarters of 2021, respectively, compared to same quarters in 2020.

Despite the current strong demand for housing, existing and new home sales for the third quarter 2021 are expected to decline 5% and 7%, respectively, compared to the third quarter 2020, primarily due to low inventories and softening pace of new construction due to supply constraints. The strong housing demand with a lack of supply is primarily contributing to the rapid home price gains observed over the past year, which Fannie Mae forecasts to continue in the near term.

Title revenues. Direct title revenue information is presented below:

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	Change	% Change	2021	2020	Change	% Change
	($ in millions)				($ in millions)
Non-commercial
Domestic	239.0	162.7	76.3	47%	453.2	295.6	157.6	53%
International	51.4	20.9	30.5	146%	80.2	40.0	40.2	101%
	290.4	183.6	106.8	58%	533.4	335.6	197.8	59%
Commercial:
Domestic	60.5	30.7	29.8	97%	91.5	72.0	19.5	27%
International	2.6	3.9	(1.3)	(33)%	8.1	8.9	(0.8)	(9)%
	63.1	34.6	28.5	82%	99.6	80.9	18.7	23%
Total direct title revenues	353.5	218.2	135.3	62%	633.0	416.5	216.5	52%

Direct title revenues increased in the second quarter and first six months of 2021 compared to the same periods in 2020, as a result of overall revenue improvements in both non-commercial and commercial operations. Non-commercial revenues improved, primarily driven by increased transactions from both existing and recently-acquired title offices, with combined residential purchase and refinancing closed orders increasing 26% and 44% in the second quarter and first six months of 2021, respectively, compared to the same periods in 2020. Commercial revenues also increased in the second quarter and first six months of 2021, primarily due to growth in commercial transaction size and volume. Domestic commercial fees per file in the second quarter and first six months of 2021 were approximately $12,600 and $11,000, respectively, which were 28% and 3% higher, respectively, compared to the same periods in 2020. Residential fees per file in the second quarter and first six months of 2021 were approximately $2,100 and $2,000, respectively, which were 15% and 6% higher, respectively, compared to the same periods in 2020. Total international revenues in the second quarter and first six months of 2021 increased $29.2 million, or 118%, and $39.4 million, or 81%, respectively, primarily due to improved volumes in our Canadian operations and the stronger average Canadian dollar exchange rate against the U.S. dollar in the second quarter and first six months of 2021 compared to the same periods last year.

Orders information for the three and six months ended June 30 is as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	Change	% Change	2021	2020	Change	% Change
Opened Orders:
Commercial	5,594	3,425	2,169	63%	9,163	7,578	1,585	21%
Purchase	76,418	56,920	19,498	34%	147,207	110,556	36,651	33%
Refinance	59,607	72,306	(12,699)	(18)%	141,357	136,495	4,862	4%
Other	1,682	496	1,186	239%	3,492	1,226	2,266	185%
Total	143,301	133,147	10,154	8%	301,219	255,855	45,364	18%

Closed Orders:
Commercial	4,955	3,122	1,833	59%	8,332	6,750	1,582	23%
Purchase	58,599	37,407	21,192	57%	104,082	71,122	32,960	46%
Refinance	52,539	51,133	1,406	3%	118,205	82,879	35,326	43%
Other	1,096	317	779	246%	2,271	761	1,510	198%
Total	117,189	91,979	25,210	27%	232,890	161,512	71,378	44%

Gross revenues from independent agency operations increased $112.9 million, or 41%, in the second quarter 2021 and increased $216.8 million, or 42%, in the first six months of 2021, compared to same periods in 2020, which was consistent with the improved real estate market trends in 2021 and the continued return of agents to Stewart after the termination of the proposed merger in the third quarter 2019. Agency revenues, net of retention, improved $19.6 million, or 40%, and $39.0 million, or 43%, in the second quarter and first six months of 2021, respectively, compared to the same periods last year, generally in line with increased gross agency revenues. Refer further to the "Retention by agencies" discussion under Expenses below.

Ancillary services revenues. Ancillary services operating revenues increased $47.0 million, or 422%, and $97.5 million, or 587%, in the second quarter and first six months of 2021, respectively, compared to the same periods in 2020. The revenue growth was primarily due to revenues generated by recent acquisitions of appraisal management and online notarization and closing services companies, partially offset by lower revenues from our legacy valuation services business due to lower home equity volume.

Investment income. The increase in investment income recorded in the second quarter 2021, compared to the same period in 2020, was primarily driven by higher dividend income received on cost-basis investments, however, for the first six months of 2021, compared to the same period in 2020, such increase was offset by the lower interest rates applicable to our short-term and securities investments during 2021.

Net realized and unrealized gains (losses). Refer to Note 5 to the condensed consolidated financial statements.

Expenses. An analysis of expenses is shown below:

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	Change	% Change	2021	2020	Change	% Change
	($ in millions)				($ in millions)

Amounts retained by agencies	322.0	228.7	93.3	41%	606.0	428.1	177.9	42%
As a % of agency revenues	82.5%	82.5%			82.3%	82.4%
Employee costs	188.5	137.5	50.9	37%	357.9	273.2	84.7	31%
As a % of operating revenues	23.5%	27.1%			24.1%	28.7%
Other operating expenses	137.8	74.6	63.2	85%	263.3	146.5	116.8	80%
As a % of operating revenues	17.2%	14.7%			17.7%	15.4%
Title losses and related claims	33.6	21.5	12.0	56%	62.3	40.2	22.2	55%
As a % of title revenues	4.5%	4.3%			4.6%	4.3%

Retention by agencies. Amounts retained by title agencies are based on agreements between agencies and our title underwriters. Amounts retained by independent agencies, as a percentage of revenues generated by them, averaged 82.5% and 82.3% in the second quarter and first six months of 2021, respectively, as compared to 82.5% and 82.4% in the same periods in 2020. The average retention percentage may vary from period to period due to the geographical mix of agency operations, the volume of title revenues and, in some states, laws or regulations. Due to the variety of such laws or regulations, as well as competitive factors, the average retention rate can differ significantly from state to state. In addition, a high proportion of our independent agencies are in states with retention rates greater than 80%. We continue to focus on increasing profit margins in every state, increasing premium revenue in states where remittance rates are above 20%, and maintaining the quality of our agency network, which we believe to be the industry’s best, in order to mitigate claims risk and drive consistent future performance. While market share is important in our agency operations channel, it is not as important as margins, risk mitigation and profitability.

Employee costs. Consolidated employee costs in the second quarter and first six months of 2021 increased $50.9 million, or 37%, and $84.7 million, or 31%, respectively, compared to the same periods in 2020, primarily due to higher salaries expense driven by 21% and 17%, respectively, higher average employee count, increased incentive compensation on improved overall operating results, and additional employee costs related to higher order volumes. As a percentage of total operating revenues, consolidated employee costs improved to 23.5% and 24.1% in the second quarter and first six months of 2021, respectively, compared to 27.1% and 28.7% in the second quarter and first six months of 2020, respectively, primarily influenced by our continued focus on managing operating costs.

Employee costs in the title segment increased $45.9 million, or 35%, and $74.7 million, or 28%, in the second quarter and first six months of 2021, respectively, compared to the same periods in 2020, primarily due to increased salaries expense driven by higher average employee counts, mostly from recent title office acquisitions, increased incentive compensation on improved title operating results, and additional employee costs related to higher order volumes. Employee costs in the ancillary services and corporate segment increased $5.0 million, or 90%, and $10.0 million, or 94%, in the second quarter and first six months of 2021, respectively, compared to the same periods in 2020, primarily due to increased average employee counts driven by recent acquisitions in the ancillary services operations.

Other operating expenses. Other operating expenses include costs that are fixed in nature, costs that follow, to varying degrees, changes in transaction volumes and revenues (variable costs) and costs that fluctuate independently of revenues (independent costs). Costs that are fixed in nature include attorney and professional fees, third-party outsourcing provider fees, equipment rental, insurance, rent and other occupancy expenses, repairs and maintenance, technology costs, telecommunications and title plant expenses. Variable costs include appraiser and service expenses related to ancillary services operations, outside search and valuation fees, attorney fee splits, bad debt expenses, copy supplies, delivery fees, postage, premium taxes and title plant maintenance expenses. Independent costs include general supplies, litigation defense, business promotion and marketing and travel.

Consolidated other operating expenses increased $63.2 million, or 85%, and $116.8 million, or 80%, in the second quarter and first six months of 2021, respectively, compared to the same periods in 2020, primarily as a result of recently-acquired businesses in 2021. Total variable costs increased $50.0 million, or 133%, and $95.3 million, or 137%, in the second quarter and first six months of 2021, respectively, mainly due to higher appraisal and service expenses by recently-acquired ancillary services businesses, and increased outside search and premium taxes consistent with higher title operating revenues. Total costs that are fixed in nature increased $8.4 million, or 27%, and $14.6 million, or 23%, in the second quarter and first six months of 2021, respectively, primarily due to increased professional fees, rent and occupancy expenses and technology costs. Independent costs increased $5.6 million, or 111%, and $7.7 million, or 58%, in the second quarter and first six months of 2021, respectively, primarily due to higher bank fees, litigation-related accruals, office closures expenses and charitable contributions. As a percentage of total operating revenues, consolidated other operating expenses in the second quarter and first six months of 2021 increased to 17.2% and 17.7%, respectively, compared to 14.7% and 15.4% in the same periods in 2020, primarily due to appraisal and service expenses related to our recently-acquired ancillary services businesses.

Title losses. Provisions for title losses, as a percentage of title operating revenues, were 4.5% and 4.6% for the second quarter and first six months of 2021, respectively, compared to 4.3% for both the second quarter and first six months of 2020. Title loss expense increased $12.0 million and $22.2 million in the second quarter and first six months of 2021, respectively, compared to the same periods in 2020, primarily as a result of increased title revenues. The title loss ratio in any given quarter can be significantly influenced by changes in new large claims incurred, escrow losses and adjustments to reserves for existing large claims.

The composition of title policy loss expense is as follows:

	Three Months Ended June,				Six Months Ended June,
	2021	2020	Change	% Change	2021	2020	Change	% Change
	($ in millions)				($ in millions)
Provisions – known claims:
Current year	4.3	3.4	0.9	26%	6.5	4.6	1.9	41%
Prior policy years	14.4	15.6	(1.2)	(8)%	27.7	28.1	(0.4)	(1)%
	18.7	19.0	(0.3)	(2)%	34.2	32.7	1.5	5%
Provisions – IBNR
Current year	28.5	17.9	10.6	59%	54.6	35.2	19.4	55%
Prior policy years	0.8	0.2	0.6	300%	1.2	0.4	0.8	200%
	29.3	18.1	11.2	62%	55.8	35.6	20.2	57%
Transferred from IBNR to known claims	(14.4)	(15.6)	1.2	(8)%	(27.7)	(28.1)	0.4	(1)%
Total provisions	33.6	21.5	12.0	56%	62.3	40.2	22.2	55%

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

Current year IBNR provisions in the second quarter and first six months of 2021 increased $10.6 million, or 59%, and $19.4 million, or 55%, respectively, compared to the same periods in 2020, primarily due to increased title premiums in 2021. As a percentage of title operating revenues, provisions - IBNR for the current policy year were 3.8% and 4.0% in the second quarter and first six months of 2021, respectively, compared to 3.6% and 3.8% in the second quarter and first six months of 2020, respectively.

Cash claim payments increased $2.1 million, or 12%, in the second quarter 2021 compared to the prior year quarter, due to increased payments on both large and non-large claims mostly related to prior policy years. Cash claim payments decreased $2.8 million, or 7%, in the first six months of 2021 compared to the same period in 2020, due to lower payments on large and non-large claims related to prior policy years, partially offset by higher payments related to current year policies. We continue to manage and resolve large claims prudently and in keeping with our commitments to our policyholders.

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

Total title policy loss reserve balances are as follows:

	June 30, 2021	December 31, 2020
	($ in millions)
Known claims	67.0	68.9
IBNR	458.0	427.4
Total estimated title losses	525.0	496.3

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

Depreciation and amortization. Depreciation and amortization expenses increased $2.8 million, or 68%, and $5.0 million, or 60%, in the second quarter and first six months of 2021, compared to the same periods in 2020, primarily due to incremental intangible asset amortization and fixed asset depreciation expenses related to recent acquisitions.

Income taxes. Our effective tax rate, based on income before taxes and after deducting income attributable to noncontrolling interests, was 24% for both the second quarter and first six months of 2021 compared to 25% for both the same periods in 2020. The lower effective tax rate in the second quarter and first six months of 2021 was primarily due to increased year over year annualized pretax income in 2021.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources reflect our ability to generate cash flow to meet our obligations to stockholders, customers (payments to satisfy claims on title policies), vendors, employees, lenders and others. As of June 30, 2021, our cash and investments, including amounts reserved pursuant to statutory requirements, aggregated $1.13 billion ($595.2 million, net of statutory reserves on cash and investments). Of our total cash and investments at June 30, 2021, $766.3 million ($491.1 million, net of statutory reserves) was held in the United States and the rest internationally, principally in Canada.

Cash held at the parent company totaled $17.5 million at June 30, 2021. As a holding company, the parent company is funded principally by cash from its subsidiaries in the form of dividends, operating and other administrative expense reimbursements and pursuant to intercompany tax sharing agreements. The expense reimbursements are paid in accordance with management agreements, approved by the Texas Department of Insurance (TDI), among us and our subsidiaries. In addition to funding operating expenses, cash held at the parent company is used for dividend payments to common stockholders and for stock repurchases, if any. To the extent such uses exceed cash available, the parent company is dependent on distributions from its regulated title insurance underwriter, Stewart Title Guaranty Company (Guaranty).

A substantial majority of our consolidated cash and investments as of June 30, 2021 was held by Guaranty and its subsidiaries. The use and investment of these funds, dividends to the parent company, and cash transfers between Guaranty and its subsidiaries and the parent company are subject to certain legal and regulatory restrictions. In general, Guaranty may use its cash and investments in excess of its legally-mandated statutory premium reserve (established in accordance with requirements under Texas law) to fund its insurance operations, including claim payments. Guaranty may also, subject to certain limitations, provide funds to its subsidiaries (whose operations consist principally of field title offices and ancillary services operations) for their operating and debt service needs.

We maintain investments in accordance with certain statutory requirements for the funding of statutory premium reserves. Statutory reserve funds are required to be fully funded and invested in high-quality securities and short-term investments. Statutory reserve funds are not available for current claim payments, which must be funded from current operating cash flow. Included in investments in debt and equity securities are statutory reserve funds of approximately $517.8 million and $496.6 million at June 30, 2021 and December 31, 2020, respectively. In addition, included within cash and cash equivalents are statutory reserve funds of approximately $16.6 million and $20.0 million at June 30, 2021 and December 31, 2020, respectively. As of June 30, 2021, our known claims reserve totaled $67.0 million and our estimate of claims that may be reported in the future, under generally accepted accounting principles, totaled $458.0 million. In addition to this, we had cash and investments (excluding equity method investments) of $397.6 million, which are available for underwriter operations, including claims payments, and acquisitions.

The ability of Guaranty to pay dividends to its parent is governed by Texas insurance law. The TDI must be notified of any dividend declared, and any dividend in excess of the statutory maximum of 20% of surplus (approximately $158.9 million as of December 31, 2020) would be, by regulation, considered extraordinary and subject to pre-approval by the TDI. Also, the Texas Insurance Commissioner may raise an objection to a planned distribution during the notification period. Guaranty’s actual ability or intent to pay dividends to its parent may be constrained by business and regulatory considerations, such as the impact of dividends on surplus and liquidity, which could affect its ratings and competitive position, the amount of insurance it can write and its ability to pay future dividends. During the six months ended June 30, 2021 and in all of 2020, Guaranty paid dividends of $100.0 million and $30.0 million, respectively, to its parent.

As the parent company conducts no operations apart from its wholly-owned subsidiaries, the discussion below focuses on consolidated cash flows.

	Six Months Ended June 30,
	2021	2020
	($ in millions)
Net cash provided by operating activities	150.5	50.1
Net cash used by investing activities	(173.7)	(38.4)
Net cash used by financing activities	(9.1)	(29.6)

Operating activities. Our principal sources of cash from operations are premiums on title policies and revenue from title service-related transactions, ancillary services and other operations. Our independent agencies remit cash to us net of their contractual retention. Our principal cash expenditures for operations are employee costs, operating costs and title claims payments.

Net cash provided by operations in the first six months of 2021 improved to $150.5 million, compared to net cash provided by operations of $50.1 million in the same period last year, primarily due to the higher net income and lower payments of claims in the first six months of 2021. Although our business is labor intensive, we are focused on a cost-effective, scalable business model which includes utilization of technology, centralized back and middle office functions and business process outsourcing. We are continuing our emphasis on cost management, especially in light of the current economic environment due to the COVID-19 pandemic, specifically focusing on lowering unit costs of production and improving operating margins in our direct title and ancillary services businesses. Our plans to improve margins include additional automation of manual processes, and further consolidation of our various systems and production operations. We continue to invest in the technology necessary to accomplish these goals.

Investing activities. Net cash used by investing activities is primarily driven by proceeds from matured and sold investments, purchases of investments, capital expenditures and acquisition of businesses. During the first six months of 2021, total proceeds from securities investments sold and matured were $65.8 million, compared to $48.6 million during the same period in 2020. Cash used for purchases of securities investments was $89.2 million during first six months of 2021, compared to $50.9 million during the first six months of 2020.

We used $131.9 million and $33.4 million of cash for acquisitions of title and ancillary services businesses during the first six months of 2021 and 2020, respectively. We used $16.1 million of cash in acquiring an equity method investment in a title company and generated total proceeds of $10.6 million from sales of our buildings during the first six months of 2021. We used $16.4 million and $6.8 million of cash for purchases of property and equipment during the first six months of 2021 and 2020, respectively. We maintain investment in capital expenditures at a level that enables us to implement technologies for increasing our operational and back-office efficiencies and to pursue growth in key markets.

Financing activities and capital resources. Total debt and stockholders’ equity were $127.7 million and $1,136.1 million, respectively, as of June 30, 2021. During the first six months of 2021 and 2020, payments on notes payable of $157.2 million and $8.4 million, respectively, and notes payable additions of $156.8 million and $0.4 million, respectively, were related to short-term loan agreements in connection with our Section 1031 tax-deferred property exchange (Section 1031) business. During the first quarter 2021, we amended our line of credit agreement, resulting in an increase in the total line of credit commitment from our lenders from $200 million to $350 million. At June 30, 2021, the outstanding balance of our line of credit facility was $123.9 million, which included the $25.0 million we drew from the facility during the first six months of 2021, while the available balance of the line of credit was $223.6 million, net of an unused $2.5 million letter of credit. At June 30, 2021, our debt-to-equity ratio, excluding our Section 1031 notes, was approximately 11%.

During the first six months of 2021, we paid total dividends of $17.7 million ($0.66 per common share), compared to the total dividends paid in the first six months of 2020 of $14.2 million ($0.60 per common share).

Effect of changes in foreign currency exchange rates. The effect of changes in foreign currency exchange rates on our cash and cash equivalents on the consolidated statements of cash flows was a net increase of $0.2 million during the first six months of 2021, compared to a net decrease of $1.9 million during the first six months of 2020. Our principal foreign operating unit is in Canada, and, on average, the value of the Canadian dollar relative to the U.S. dollar appreciated in 2021, while it depreciated in 2020.

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

Other comprehensive income (loss). Unrealized gains and losses on available-for-sale debt securities investments and changes in foreign currency exchange rates are reported net of deferred taxes in accumulated other comprehensive income (loss), a component of stockholders’ equity, until they are realized. During the first six months of 2021, net unrealized investment losses of $8.7 million, net of taxes, which increased our other comprehensive loss, were primarily related to a net decrease in the fair values of our overall bond securities investment portfolio mainly driven by the effect of rising interest rates. During the first six months of 2020, net unrealized investment losses of $14.0 million, net of taxes, which increased our other comprehensive income, were primarily related to a net decrease in the fair values of our overall bond securities investment portfolio mainly driven by increased credit spreads.

Changes in foreign currency exchange rates, primarily related to our Canadian and United Kingdom operations, reduced our other comprehensive loss, net of taxes, by $3.2 million in the first six months of 2021; while they reduced our other comprehensive income, net of taxes, by $7.2 million for the same period in 2020.

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

Forward-looking statements. Certain statements in this report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to future, not past, events and often address our expected future business and financial performance. These statements often contain words such as “may,” "expect," "anticipate," "intend," "plan," "believe," "seek," "will," "foresee" or other similar words. Forward-looking statements by their nature are subject to various risks and uncertainties that could cause our actual results to be materially different than those expressed in the forward-looking statements. These risks and uncertainties include, among other things, the volatility of economic conditions, including the duration and ultimate impact of the COVID-19 pandemic; adverse changes in the level of real estate activity; changes in mortgage interest rates, existing and new home sales, and availability of mortgage financing; our ability to respond to and implement technology changes, including the completion of the implementation of our enterprise systems; the impact of unanticipated title losses or the need to strengthen our policy loss reserves; any effect of title losses on our cash flows and financial condition; the ability to attract and retain highly productive sales associates; the impact of vetting our agency operations for quality and profitability; independent agency remittance rates; changes to the participants in the secondary mortgage market and the rate of refinancing that affects the demand for title insurance products; regulatory non-compliance, fraud or defalcations by our title insurance agencies or employees; our ability to timely and cost-effectively respond to significant industry changes and introduce new products and services; the outcome of pending litigation; the impact of changes in governmental and insurance regulations, including any future reductions in the pricing of title insurance products and services; our dependence on our operating subsidiaries as a source of cash flow; our ability to access the equity and debt financing markets when and if needed; our ability to grow our international operations; seasonality and weather; and our ability to respond to the actions of our competitors. These risks and uncertainties, as well as others, are discussed in more detail in our documents filed with the Securities and Exchange Commission, including in Part I, Item 1A "Risk Factors" in our 2020 Form 10-K, and as maybe further updated and supplemented from time to time in our future Quarterly Reports on Form 10-Q, and our Current Reports on Form 8-K filed subsequently. All forward-looking statements included in this report are expressly qualified in their entirety by such cautionary statements. We expressly disclaim any obligation to update, amend or clarify any forward-looking statements contained in this report to reflect events or circumstances that may arise after the date hereof, except as may be required by applicable law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes during the quarter ended June 30, 2021 in our investment strategies, types of financial instruments held or the risks associated with such instruments that would materially alter the market risk disclosures made in our 2020 Form 10-K.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. Our principal executive officer and principal financial officer are responsible for establishing and maintaining disclosure controls and procedures. They evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2021, and have concluded that, as of such date, our disclosure controls and procedures are adequate and effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting during the quarter ended June 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

See discussion of legal proceedings in Note 11 to the condensed consolidated financial statements included in Item 1 of Part I of this Report, which is incorporated by reference into this Part II, Item 1, as well as Item 3. Legal Proceedings, in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes to our risk factors during the six months ended June 30, 2021 since our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases of our Common Stock during the six months ended June 30, 2021, except for repurchases of approximately 38,500 shares (aggregate purchase price of approximately $2.0 million) related to the statutory income tax withholding on the vesting of restricted unit grants to executives and senior management.

Item 5. Other Information

Book value per share. Our book value per share was $42.12 and $37.60 as of June 30, 2021 and December 31, 2020, respectively. As of June 30, 2021, our book value per share was based on approximately $1,130.0 million of stockholders’ equity attributable to Stewart and 26,825,233 shares of Common Stock outstanding. As of December 31, 2020, our book value per share was based on approximately $1,005.1 million of stockholders’ equity attributable to Stewart and 26,728,242 shares of Common Stock outstanding.

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

August 3, 2021
Date

Stewart Information Services Corporation
Registrant

By:	/s/ David C. Hisey
David C. Hisey, Chief Financial Officer, Secretary and Treasurer