Form 10-Q
period 2021-09-30
STEWART INFORMATION SERVICES CORP
filed 2021-11-03
CIK 94344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☑
On October 27, 2021, there were 26,890,755 outstanding shares of the issuer's Common Stock.

FORM 10-Q QUARTERLY REPORT
QUARTER ENDED SEPTEMBER 30, 2021

As used in this report, “we,” “us,” “our,” "Registrant," the “Company” and “Stewart” mean Stewart Information Services Corporation and our subsidiaries, unless the context indicates otherwise.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	($000 omitted, except per share)
Revenues
Title revenues:
Direct operations	366,091	280,114	999,098	696,611
Agency operations	401,762	282,605	1,138,023	802,022
Ancillary services	61,934	27,957	176,057	44,573
Operating revenues	829,787	590,676	2,313,178	1,543,206
Investment income	4,053	5,027	13,127	14,530
Net realized and unrealized gains (losses)	2,887	(7)	17,816	(6,035)
	836,727	595,696	2,344,121	1,551,701
Expenses
Amounts retained by agencies	329,906	231,051	935,861	659,138
Employee costs	197,587	155,638	555,451	428,817
Other operating expenses	152,587	98,531	415,864	245,003
Title losses and related claims	30,345	28,427	92,687	68,600
Depreciation and amortization	9,144	5,144	22,394	13,436
Interest	712	562	1,960	2,075
	720,281	519,353	2,024,217	1,417,069
Income before taxes and noncontrolling interests	116,446	76,343	319,904	134,632
Income tax expense	(23,051)	(16,058)	(70,547)	(29,293)
Net income	93,395	60,285	249,357	105,339
Less net income attributable to noncontrolling interests	4,732	4,376	11,639	10,107
Net income attributable to Stewart	88,663	55,909	237,718	95,232

Net income	93,395	60,285	249,357	105,339
Other comprehensive (loss) income, net of taxes:
Foreign currency translation adjustments	(4,243)	3,844	(997)	(3,404)
Change in net unrealized gains and losses on investments	(2,183)	920	(10,330)	15,055
Reclassification adjustment for realized gains and losses on investments	(355)	(175)	(918)	(276)
Other comprehensive (loss) income, net of taxes:	(6,781)	4,589	(12,245)	11,375
Comprehensive income	86,614	64,874	237,112	116,714
Less net income attributable to noncontrolling interests	4,732	4,376	11,639	10,107
Comprehensive income attributable to Stewart	81,882	60,498	225,473	106,607

Basic average shares outstanding (000)	26,873	25,148	26,803	24,151
Basic earnings per share attributable to Stewart	3.30	2.22	8.87	3.94
Diluted average shares outstanding (000)	27,238	25,297	27,090	24,256
Diluted earnings per share attributable to Stewart	3.26	2.21	8.78	3.93
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021 (Unaudited)	December 31, 2020
	($000 omitted)
Assets
Cash and cash equivalents	607,605	432,683
Short-term investments	17,198	20,678
Investments in debt and equity securities, at fair value	700,719	684,387
Receivables:
Premiums from agencies	47,324	34,507
Trade and other	66,711	56,054
Income taxes	5,107	501
Notes	1,390	1,557
Allowance for uncollectible amounts	(6,222)	(4,807)
	114,310	87,812
Property and equipment:
Land	2,964	2,964
Buildings	17,114	22,598
Furniture and equipment	191,231	168,147
Accumulated depreciation	(151,311)	(142,038)
	59,998	51,671
Operating lease assets	117,354	106,479
Title plants, at cost	73,127	72,863
Investments on equity method basis	21,734	6,765
Goodwill	536,176	431,477
Intangible assets, net of amortization	72,549	37,382
Deferred tax assets	4,566	4,330
Other assets	50,169	42,048
	2,375,505	1,978,575
Liabilities
Notes payable	275,276	101,773
Accounts payable and accrued liabilities	209,144	225,180
Operating lease liabilities	129,064	119,089
Estimated title losses	534,551	496,275
Deferred tax liabilities	10,770	23,852
	1,158,805	966,169
Contingent liabilities and commitments
Stockholders’ equity
Common Stock ($1 par value) and additional paid-in capital	306,257	301,937
Retained earnings	899,528	688,819
Accumulated other comprehensive income (loss):
Foreign currency translation adjustments	(9,235)	(8,238)
Net unrealized gains on debt securities investments	14,012	25,260
Treasury stock – 352,161 common shares, at cost	(2,666)	(2,666)
Stockholders’ equity attributable to Stewart	1,207,896	1,005,112
Noncontrolling interests	8,804	7,294
Total stockholders’ equity (26,890,064 and 26,728,242 shares outstanding)	1,216,700	1,012,406
	2,375,505	1,978,575
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2021	2020
	($000 omitted)
Reconciliation of net income to cash provided by operating activities:
Net income	249,357	105,339
Add (deduct):
Depreciation and amortization	22,394	13,436
Provision for bad debt	1,871	363
Net realized and unrealized (gains) losses	(17,816)	6,035
Amortization of net premium on debt securities investments	2,794	3,280
Payments for title losses less than provisions	39,761	9,615
Adjustments for insurance recoveries of title losses	—	(73)
Increase in receivables – net	(20,771)	(4,290)
Increase in other assets – net	(3,725)	(1,702)
Decrease (increase) in accounts payable and other liabilities – net	(30,385)	1,301
Change in net deferred income taxes	7,024	3,576
Net income from equity method investments	(6,852)	(2,385)
Dividends received from equity method investments	5,496	2,499
Stock-based compensation expense	8,494	4,234
Other – net	(325)	(367)
Cash provided by operating activities	257,317	140,861
Investing activities:
Proceeds from sales of investments in securities	19,726	25,772
Proceeds from matured investments in debt securities	68,653	46,677
Purchases of investments in securities	(111,107)	(75,487)
Net sales of short-term investments	2,734	2,431
Purchases of property and equipment, and real estate	(26,213)	(10,492)
Proceeds from sale of buildings	10,552	—
Cash paid for acquisition of businesses	(149,921)	(146,518)
Cash paid for acquisition of equity method investment	(16,080)	—
Other – net	988	1,524
Cash used by investing activities	(200,668)	(156,093)
Financing activities:
Proceeds from notes payable	331,755	2,361
Payments on notes payable	(158,031)	(11,737)
Distributions to noncontrolling interests	(11,683)	(9,572)
Issuance of new Common Stock	—	108,961
Repurchases of Common Stock	(2,145)	(826)
Proceeds from stock option and employee stock purchase plan exercises	2,715	—
Cash dividends paid	(26,558)	(22,214)
Payment of contingent consideration related to an acquisition	(9,489)	—
Purchase of remaining interest in consolidated subsidiaries	(5,616)	—
Other - net	(777)	(311)
Cash used by financing activities	120,171	66,662
Effects of changes in foreign currency exchange rates	(1,898)	(479)
Change in cash and cash equivalents	174,922	50,951
Cash and cash equivalents at beginning of period	432,683	330,609
Cash and cash equivalents at end of period	607,605	381,560
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	Common Stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Noncontrolling interests	Total
	($000 omitted)
Nine Months Ended September 30, 2021
Balance at December 31, 2020	27,080	274,857	688,819	17,022	(2,666)	7,294	1,012,406
Net income attributable to Stewart	—	—	237,718	—	—	—	237,718
Dividends on Common Stock ($0.99 per share)	—	—	(27,009)	—	—	—	(27,009)
Stock-based compensation	139	8,355	—	—	—	—	8,494
Stock repurchases	(41)	(2,104)	—	—	—	—	(2,145)
Stock option and employee stock purchase plan exercises	64	2,651	—	—	—	—	2,715
Purchase of remaining interest in consolidated subsidiaries	—	(4,744)	—	—	—	(872)	(5,616)
Change in net unrealized gains and losses on investments, net of taxes	—	—	—	(10,330)	—	—	(10,330)
Reclassification adjustment for realized gains and losses on investments, net of taxes	—	—	—	(918)	—	—	(918)
Foreign currency translation adjustments, net of taxes	—	—	—	(997)	—	—	(997)
Net income attributable to noncontrolling interests	—	—	—	—	—	11,639	11,639
Distributions to noncontrolling interests	—	—	—	—	—	(11,683)	(11,683)
Net effect of other changes in ownership	—	—	—	—	—	2,426	2,426
Balance at September 30, 2021	27,242	279,015	899,528	4,777	(2,666)	8,804	1,216,700

Nine Months Ended September 30, 2020
Balance at December 31, 2019	24,062	164,217	564,392	(2,699)	(2,666)	6,453	753,759
Net income attributable to Stewart	—	—	95,232	—	—	—	95,232
Dividends on Common Stock ($0.90 per share)	—	—	(22,401)	—	—	—	(22,401)
Issuance of Common Stock	3,026	105,935	—	—	—	—	108,961
Stock-based compensation	4	4,230	—	—	—	—	4,234
Stock repurchases	(20)	(806)	—	—	—	—	(826)
Change in net unrealized gains and losses on investments, net of taxes	—	—	—	15,055	—	—	15,055
Reclassification adjustment for realized gains and losses on investments, net of taxes, net of taxes	—	—	—	(276)	—	—	(276)
Foreign currency translation adjustments, net of taxes	—	—	—	(3,404)	—	—	(3,404)
Net income attributable to noncontrolling interests	—	—	—	—	—	10,107	10,107
Distributions to noncontrolling interests	—	—	—	—	—	(9,572)	(9,572)
Balance at September 30, 2020	27,072	273,576	637,223	8,676	(2,666)	6,988	950,869
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	Common Stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Noncontrolling interests	Total
	($000 omitted)
Three Months Ended September 30, 2021
Balances at June 30, 2021	27,177	274,074	819,834	11,558	(2,666)	6,096	1,136,073
Net income attributable to Stewart	—	—	88,663	—	—	—	88,663
Dividends on Common Stock ($0.33 per share)	—	—	(8,969)	—	—	—	(8,969)
Stock-based compensation	8	2,607	—	—	—	—	2,615
Stock repurchases	(2)	(141)	—	—	—	—	(143)
Stock option and employee stock purchase plan exercises	59	2,475	—	—	—	—	2,534
Change in net unrealized gains and losses on investments, net of taxes	—	—	—	(2,183)	—	—	(2,183)
Reclassification adjustment for realized gains and losses on investments, net of taxes	—	—	—	(355)	—	—	(355)
Foreign currency translation adjustments, net of taxes	—	—	—	(4,243)	—	—	(4,243)
Net income attributable to noncontrolling interests	—	—	—	—	—	4,732	4,732
Distributions to noncontrolling interests	—	—	—	—	—	(4,430)	(4,430)
Net effect of other changes in ownership	—	—	—	—	—	2,406	2,406
Balance at September 30, 2021	27,242	279,015	899,528	4,777	(2,666)	8,804	1,216,700

Three Months Ended September 30, 2020
Balances at June 30, 2020	24,052	166,208	589,424	4,087	(2,666)	6,227	787,332
Net income attributable to Stewart	—	—	55,909	—	—	—	55,909
Dividends on Common Stock ($0.30 per share)	—	—	(8,110)	—	—	—	(8,110)
Issuance of Common Stock	3,026	105,935	—	—	—	—	108,961
Stock-based compensation	2	1,783	—	—	—	—	1,785
Stock repurchases	(8)	(350)	—	—	—	—	(358)
Change in net unrealized gains and losses on investments, net of taxes	—	—	—	920	—	—	920
Reclassification adjustment for realized gains and losses on investments, net of taxes, net of taxes	—	—	—	(175)	—	—	(175)
Foreign currency translation adjustments, net of taxes	—	—	—	3,844	—	—	3,844
Net income attributable to noncontrolling interests	—	—	—	—	—	4,376	4,376
Distributions to noncontrolling interests	—	—	—	—	—	(3,615)	(3,615)
Balance at September 30, 2020	27,072	273,576	637,223	8,676	(2,666)	6,988	950,869
See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1

Interim financial statements. The financial information contained in this report for the three and nine months ended September 30, 2021 and 2020, and as of September 30, 2021, is unaudited. This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission on March 1, 2021 (2020 Form 10-K).

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

C. Restrictions on cash and investments. The Company maintains investments in accordance with certain statutory requirements for the funding of statutory premium reserves. Statutory reserve funds are required to be fully funded and invested in high-quality securities and short-term investments. Statutory reserve funds are not available for current claim payments, which must be funded from current operating cash flow. Included in investments in debt and equity securities are statutory reserve funds of approximately $524.5 million and $496.6 million at September 30, 2021 and December 31, 2020, respectively. In addition, included within cash and cash equivalents are statutory reserve funds of approximately $24.0 million and $20.0 million at September 30, 2021 and December 31, 2020, respectively. Although these cash statutory reserve funds are not restricted or segregated in depository accounts, they are required to be held pursuant to state statutes. If the Company fails to maintain minimum investments or cash and cash equivalents sufficient to meet statutory requirements, the Company may be subject to fines or other penalties, including potential revocation of its business license. These funds are not available for any other purpose. In the event that insurance regulators adjust the determination of the statutory premium reserves of the Company’s title insurers, these restricted funds as well as statutory surplus would correspondingly increase or decrease.

D. New credit agreement. On October 28, 2021, the Company entered into a new senior unsecured credit agreement with the creditors of its existing $350 million line of credit facility (maturing in March 2026). The new credit agreement provides the Company with a $200 million unsecured revolving credit facility (maturing in October 2026) and an unsecured $400 million delayed-draw term loan (364-day term), with an option to increase the revolving credit facility by up to $125 million. On the same day, the Company drew $370 million from the term loan commitment and paid off the $273.9 million balance on the existing line of credit facility, which was subsequently extinguished. The new credit agreement is guaranteed by our wholly-owned subsidiaries.

NOTE 2

Revenues. The Company's operating revenues, summarized by type, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	($000 omitted)
Title insurance premiums:
Direct	248,738	190,794	687,369	478,822
Agency	401,762	282,605	1,138,023	802,022
Escrow fees	63,455	53,384	183,638	127,903
Appraisal management, abstract and other ancillary services	85,345	42,627	234,677	81,533
Other revenues	30,487	21,266	69,471	52,926
	829,787	590,676	2,313,178	1,543,206

NOTE 3

Investments in debt and equity securities. The total fair values of the Company's investments in debt and equity securities are as follows:

	September 30, 2021	December 31, 2020
	($000 omitted)
Investments in:
Debt securities	617,278	631,386
Equity securities	83,441	53,001
	700,719	684,387

As of September 30, 2021 and December 31, 2020, the net unrealized investment gains relating to investments in equity securities held were $13.9 million and $4.4 million, respectively (refer to Note 5).

The amortized costs and fair values of investments in debt securities are as follows:

	September 30, 2021		December 31, 2020
	Amortized costs	Fair values	Amortized costs	Fair values
	($000 omitted)
Municipal	38,088	39,885	45,138	47,603
Corporate	280,090	292,119	285,962	305,450
Foreign	274,938	278,808	261,748	271,711
U.S. Treasury Bonds	6,426	6,466	6,564	6,622
	599,542	617,278	599,412	631,386

Foreign debt securities consist of Canadian government, provincial and corporate bonds, United Kingdom treasury and corporate bonds, and Mexican government bonds.

Gross unrealized gains and losses on investments in debt securities are as follows:

	September 30, 2021		December 31, 2020
	Gains	Losses	Gains	Losses
	($000 omitted)
Municipal	1,798	1	2,465	—
Corporate	12,630	601	19,594	106
Foreign	4,784	914	10,024	61
U.S. Treasury Bonds	60	20	82	24
	19,272	1,536	32,165	191

Debt securities as of September 30, 2021 mature, according to their contractual terms, as follows (actual maturities may differ due to call or prepayment rights):

	Amortized costs	Fair values
	($000 omitted)
In one year or less	64,866	65,678
After one year through five years	363,235	371,531
After five years through ten years	140,784	146,686
After ten years	30,657	33,383
	599,542	617,278

Gross unrealized losses on investments in debt securities and the fair values of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2021, were:

	Less than 12 months		More than 12 months		Total
	Losses	Fair values	Losses	Fair values	Losses	Fair values
	($000 omitted)
Municipal	1	130	—	—	1	130
Corporate	395	40,219	206	4,933	601	45,152
Foreign	888	83,259	26	246	914	83,505
U.S. Treasury Bonds	3	482	17	508	20	990
	1,287	124,090	249	5,687	1,536	129,777

The number of specific debt investment holdings held in an unrealized loss position as of September 30, 2021 was 70. Of these securities, 7 were in unrealized loss positions for more than 12 months. Since the Company does not intend to sell and will more likely than not maintain each investment security until its maturity or anticipated recovery in value, and no significant credit risk is deemed to exist, these investments are not considered as credit-impaired. The Company believes its investment portfolio is diversified and expects no material loss to result from the failure to perform by issuers of the debt securities it holds. Investments made by the Company are not collateralized.

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

As of September 30, 2021, financial instruments measured at fair value on a recurring basis are summarized below:

	Level 1	Level 2	Fair value measurements
	($000 omitted)
Investments in securities:
Debt securities:
Municipal	—	39,885	39,885
Corporate	—	292,119	292,119
Foreign	—	278,808	278,808
U.S. Treasury Bonds	—	6,466	6,466
Equity securities	83,441	—	83,441
	83,441	617,278	700,719

As of December 31, 2020, financial instruments measured at fair value on a recurring basis are summarized below:

	Level 1	Level 2	Fair value measurements
	($000 omitted)
Investments in securities:
Debt securities:
Municipal	—	47,603	47,603
Corporate	—	305,450	305,450
Foreign	—	271,711	271,711
U.S. Treasury Bonds	—	6,622	6,622
Equity securities	53,001	—	53,001
	53,001	631,386	684,387

As of September 30, 2021 and December 31, 2020, Level 1 financial instruments consist of equity securities. Level 2 financial instruments consist of municipal, governmental, and corporate bonds, both U.S. and foreign. In accordance with the Company’s policies and guidelines which incorporate relevant statutory requirements, the Company’s third-party registered investment manager invests only in securities rated as investment grade or higher by the major rating services, where observable valuation inputs are significant. The fair value of the Company's investments in debt and equity securities is primarily determined using a third-party pricing service provider. The third-party pricing service provider calculates the fair values using both market approach and model valuation methods, as well as pricing information obtained from brokers, dealers and custodians. Management ensures the reasonableness of the third-party service valuations by comparing them with pricing information from the Company's investment manager.

NOTE 5

Net realized and unrealized gains (losses). Realized and unrealized gains and losses are detailed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	($000 omitted)
Realized gains	2,615	241	10,695	1,749
Realized losses	(47)	(209)	(2,516)	(1,556)
Net unrealized investment gains (losses) recognized on equity securities still held at end of period	319	(39)	9,637	(6,228)
	2,887	(7)	17,816	(6,035)

Realized gains and losses during the third quarter 2021 included a $2.5 million gain related to an acquisition contingent liability adjustment. Additionally, realized gains and losses for the first nine months of 2021 included $7.3 million of gains on sales of buildings and a $2.5 million loss related to a disposal of an equity method investment. Realized gains and losses for the first nine months of 2020 included $1.3 million of gains from settlements of equity investments with no previously readily determinable fair values (cost-basis investments) and $1.1 million of net realized losses from sale of investment securities.

Investment gains and losses recognized related to investments in equity securities are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	($000 omitted)
Net investment gains (losses) recognized on equity securities during the period	345	(41)	9,706	(7,136)
Less: Net realized gains (losses) on equity securities sold during the period	26	(2)	69	(908)
Net unrealized investment gains (losses) recognized on equity securities still held at end of period	319	(39)	9,637	(6,228)

Proceeds from sales of investments in securities are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	($000 omitted)
Proceeds from sales of debt securities	4,854	10,218	19,425	24,990
Proceeds from sales of equity securities	128	56	301	782
Total proceeds from sales of investments in securities	4,982	10,274	19,726	25,772

NOTE 6

Goodwill and other intangible assets. The summary of changes in goodwill is as follows.

	Title	Ancillary Services and Corporate	Consolidated Total
		($000 omitted)
Balances at December 31, 2020	361,433	70,044	431,477
Acquisitions	103,744	9,777	113,521
Purchase accounting adjustments	(4,492)	(4,307)	(8,799)
Disposals	(23)	—	(23)
Balances at September 30, 2021	460,662	75,514	536,176

During the nine months ended September 30, 2021, goodwill recorded in the title segment was related to acquisitions of a title search and support services provider, a digital customer engagement platform provider, and a number of title offices operating in the states of Arizona, California, New Mexico, Ohio and Texas. Goodwill recorded in the ancillary services and corporate segment was related to an acquisition of an online notarization and closing solutions provider. The goodwill balances for the 2021 acquisitions were based on the Company's preliminary purchase accounting, which is expected to be finalized within a year after the acquisitions closed.

During the nine months ended September 30, 2021, the Company recorded other intangible assets related to acquisitions of $27.2 million in the title segment, primarily related to technology, customer relationships and trade names, and $18.3 million in the ancillary services and corporate segment, primarily related to customer relationships and technology.
Effective October 1, 2021, the Company closed on its $192 million acquisition of a provider of credit, consumer and real estate data and technology services. The acquisition advances the Company on its goal of providing an end-to-end, customer-focused real estate services and technology platform.

NOTE 7

Estimated title losses. A summary of estimated title losses for the nine months ended September 30 is as follows:

	2021	2020
	($000 omitted)
Balances at January 1	496,275	459,053
Provisions:
Current year	91,259	68,063
Previous policy years	1,428	537
Total provisions	92,687	68,600
Payments, net of recoveries:
Current year	(12,181)	(9,595)
Previous policy years	(40,745)	(49,390)
Total payments, net of recoveries	(52,926)	(58,985)
Effects of changes in foreign currency exchange rates	(1,485)	(1,856)
Balances at September 30	534,551	466,812
Loss ratios as a percentage of title operating revenues:
Current year provisions	4.3%	4.5%
Total provisions	4.3%	4.6%

Provisions in the first nine months of 2021 increased compared to the same period in 2020, primarily as a result of increased title revenues, while the effect of changes in foreign currency exchange rates for the first nine months of 2021 and 2020 were primarily influenced by the depreciation of the Canadian dollar against the U.S. dollar during both periods.

NOTE 8

Share-based payments. As part of its incentive compensation program for executives and senior management employees, the Company provides share-based awards, which include time-based restricted units, performance-based restricted stock units, and stock options. Each restricted stock unit represents a contractual right to receive a share of the Company's common stock. The time-based units vest on each of the first three anniversaries of the grant date, while the performance-based units vest upon achievement of certain financial objectives and an employee service requirement over a period of approximately three years. The stock options vest on each of the first three anniversaries of the grant date at a rate of 20%, 30% and 50%, chronologically, and expire 10 years after the grant date. Each vested stock option can be exercised to purchase a share of the Company's common stock at the strike price set by the Company at the grant date. The compensation expense associated with the share-based awards is calculated based on the fair value of the related award and recognized over the corresponding vesting period.

During the first nine months of 2021, the aggregate grant-date fair values of restricted stock unit and stock option awards, respectively, were $9.2 million (170,000 units with an average grant price per unit of $53.70) and $1.3 million (141,000 options with an average grant price per option of $9.24 and exercise strike price of $53.24). During the first nine months of 2020, the aggregate grant-date fair values of restricted stock unit and stock option awards, respectively, were $3.8 million (96,000 units with an average grant price per unit of $39.36) and $3.4 million (648,000 options with an average grant price per option of $5.32 and exercise strike price of $39.76).

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

The calculation of the basic and diluted EPS is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	($000 omitted, except per share)
Numerator:
Net income attributable to Stewart	88,663	55,909	237,718	95,232

Denominator (000):
Basic average shares outstanding	26,873	25,148	26,803	24,151
Average number of dilutive shares relating to options	190	—	160	—
Average number of dilutive shares relating to grants of restricted units and shares	175	149	127	105
Diluted average shares outstanding	27,238	25,297	27,090	24,256

Basic earnings per share attributable to Stewart	3.30	2.22	8.87	3.94
Diluted earnings per share attributable to Stewart	3.26	2.21	8.78	3.93

NOTE 10

Contingent liabilities and commitments. In the ordinary course of business, the Company guarantees the third-party indebtedness of certain of its consolidated subsidiaries. As of September 30, 2021, the maximum potential future payments on the guarantees are not more than the related notes payable recorded in the condensed consolidated balance sheets. The Company also guarantees the indebtedness related to lease obligations of certain of its consolidated subsidiaries. The maximum future obligations arising from these lease-related guarantees are not more than the Company’s future lease obligations, as presented on the condensed consolidated balance sheets, plus lease operating expenses. As of September 30, 2021, the Company also had unused letters of credit aggregating $4.9 million related to workers’ compensation and other insurance. The Company does not expect to make any payments on these guarantees.

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

Selected statement of income information related to these segments is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	($000 omitted)
Title segment:
Revenues	772,246	567,743	2,157,949	1,506,618
Depreciation and amortization	4,556	3,748	13,579	11,302
Income before taxes and noncontrolling interest	119,147	82,376	321,910	152,003

Ancillary services and corporate segment:
Revenues	64,481	27,953	186,172	45,083
Depreciation and amortization	4,588	1,396	8,815	2,134
Income (loss) before taxes	(2,701)	(6,033)	(2,006)	(17,371)

Consolidated Stewart:
Revenues	836,727	595,696	2,344,121	1,551,701
Depreciation and amortization	9,144	5,144	22,394	13,436
Income before taxes and noncontrolling interest	116,446	76,343	319,904	134,632

The Company does not provide asset information by reportable operating segment as it does not routinely evaluate the asset position by segment.

Total revenues generated in the United States and all international operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	($000 omitted)
United States	781,792	559,057	2,196,717	1,463,129
International	54,935	36,639	147,404	88,572
	836,727	595,696	2,344,121	1,551,701

NOTE 13
Other comprehensive (loss) income. Changes in the balances of each component of other comprehensive (loss) income and the related tax effects are as follows:

	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount
	($000 omitted)
Net unrealized gains and losses on investments:
Change in net unrealized gains and losses on investments	(2,764)	(581)	(2,183)	1,164	244	920
Reclassification adjustment for realized gains and losses on investments	(449)	(94)	(355)	(221)	(46)	(175)
	(3,213)	(675)	(2,538)	943	198	745
Foreign currency translation adjustments	(4,950)	(707)	(4,243)	4,384	540	3,844
Other comprehensive (loss) income	(8,163)	(1,382)	(6,781)	5,327	738	4,589

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount
	($000 omitted)
Net unrealized gains and losses on investments:
Change in net unrealized gains and losses on investments	(13,076)	(2,746)	(10,330)	19,056	4,001	15,055
Reclassification adjustment for realized gains and losses on investments	(1,162)	(244)	(918)	(349)	(73)	(276)
	(14,238)	(2,990)	(11,248)	18,707	3,928	14,779
Foreign currency translation adjustments	(839)	158	(997)	(4,101)	(697)	(3,404)
Other comprehensive (loss) income	(15,077)	(2,832)	(12,245)	14,606	3,231	11,375

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S OVERVIEW

Third quarter 2021 overview. We reported net income attributable to Stewart of $88.7 million ($3.26 per diluted share) for the third quarter 2021, compared to net income attributable to Stewart of $55.9 million ($2.21 per diluted share) for the third quarter 2020, while third quarter 2021 pretax income before noncontrolling interests was $116.4 million compared to pretax income before noncontrolling interests of $76.3 million for the third quarter 2020. The third quarter 2021 results included $2.9 million of pretax net realized and unrealized gains, which included a $2.5 million gain related to an acquisition contingent liability adjustment recorded in the ancillary services and corporate segment. Excluding net realized and unrealized gains and losses, Stewart’s third quarter 2021 adjusted net income was $86.4 million ($3.17 per diluted share), an improvement of $30.5 million, or 55%, from the prior year quarter.

Summary results of the title segment are as follows ($ in millions, except pretax margin):

	For the Three Months Ended September 30
	2021	2020	% Change

Operating revenues	767.9	562.7	36%
Investment income	4.1	5.0	(19)%
Net realized and unrealized gains	0.3	—	100%
Pretax income	119.1	82.4	45%
Pretax margin	15.4%	14.5%

Pretax income for the title segment increased by $36.8 million, or 45%, while pretax margin improved 90 basis points to 15.4% in the third quarter 2021 compared to the prior year quarter. Title operating revenues grew $205.1 million, or 36%, as direct title and gross independent agency revenues increased $86.0 million, or 31%, and $119.2 million, or 42%, respectively. Consistent with the increased title revenues, overall segment operating expenses in the third quarter 2021 increased $167.7 million, or 35%, with agency retention expenses and combined title employee costs and other operating expenses increasing by 43% and 30%, respectively, compared to the third quarter 2020. Average independent agency remittance rate in the third quarter 2021 was 17.9%, slightly lower than 18.2% in the prior year quarter. As a percentage of title revenues, combined title employee costs and other operating expenses improved to 37.5% in the third quarter 2021 compared to 39.5% in the third quarter 2020.

Title loss expense increased $1.9 million, or 7%, in the third quarter 2021 compared to the prior year quarter, primarily as a result of higher title revenues, partially offset by favorable claims experience. As a percentage of title revenues, the title loss expense in the third quarter 2021 was 4.0% compared to 5.1% in the prior year quarter.

The segment’s investment income declined $0.9 million, or 19%, primarily due to lower dividend income on cost-basis investments and decreased interest income resulting from lower interest rates during the third quarter 2021 compared to last year’s quarter.

Summary results of the ancillary services and corporate segment are as follows ($ in millions):

	For the Three Months Ended September 30
	2021	2020	% Change

Operating revenues	61.9	28.0	122%
Net realized gains	2.6	—	100%
Pretax loss	(2.7)	(6.0)	55%

The segment’s operating revenues increased $34.0 million, or 122%, in the third quarter 2021, compared to the prior year quarter, primarily due to revenues generated by recent acquisitions and higher appraisal management services revenues. The ancillary services operations generated in the third quarter 2021 a pretax income of $2.8 million (which included a $2.5 million gain related to an acquisition contingent liability adjustment and $4.2 million of purchased intangibles amortization expense), compared to a pretax income of $0.3 million (which included $1.1 million of purchased intangibles amortization expense) in the third quarter 2020. Net expenses attributable to parent company and corporate operations for the third quarters 2021 and 2020 were approximately $5.6 million and $6.3 million, respectively.

Consistent with our overall strategy of improving operational performance through targeted growth, focused management, and broader technology and services offerings to improve customer experience and ease of use, we closed on our acquisition of Informative Research (IR) effective October 1, 2021. IR is a leader in providing credit, consumer and real estate data and technology services, catering to more than 300 customers across the United States. Our acquisition of IR moves us closer to our goal of streamlining the real estate and loan transaction lifecycle through end-to-end, customer-focused and technology-based solutions. We believe our solid operating results and liquidity position will allow us to continue investing and growing to maximize our operational potential.

Update on COVID-19 pandemic measures. We continue to operate under our business continuity plan that we deployed in March 2020 when the pandemic started. Our employees have not fully transitioned back to the workplace, and we are still implementing appropriate measures to protect the safety of all our employees and customers in carrying out our business operations (considered as essential business in the U.S.) using digital tools and innovative solutions, when possible.

CRITICAL ACCOUNTING ESTIMATES

The preparation of the Company’s condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures surrounding contingencies and commitments.

Actual results can differ from our accounting estimates. While we do not anticipate significant changes in our estimates, there is a risk that such changes could have a material impact on our consolidated financial condition or results of operations for future periods. During the nine months ended September 30, 2021, we made no material changes to our critical accounting estimates as previously disclosed in Management’s Discussion and Analysis in the 2020 Form 10-K.

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
•government or regulatory initiatives, including tax incentives and the implementation of the integrated disclosure requirements;
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

RESULTS OF OPERATIONS

Comparisons of our results of operations for the three and nine months ended September 30, 2021 with the corresponding periods in the prior year are set forth below. Factors contributing to fluctuations in the results of operations are presented in the order of their monetary significance, and we have quantified, when necessary, significant changes. Segment results are included in the discussions and, when relevant, are discussed separately.

Our statements on home sales and loan activity are based on published U.S. industry data from sources including Fannie Mae, the Mortgage Bankers Association (MBA), the National Association of Realtors® (NAR) and the U.S. Census Bureau as of September 30, 2021. We also use information from our direct operations.

Operating environment. Existing home sales in September 2021, on a seasonally-adjusted basis, improved 7% from August 2021 and were down 2% from a year ago. Despite the supply constraints that are currently limiting sales and inventory, NAR saw some improvement in supply in the past months which improved sales in September 2021 and it expects housing demand to remain strong as buyers are securing homes before mortgage rates increase further in the short term. Median and average home prices continued to rise, increasing 13% and 9%, respectively, in September 2021 compared to a year ago, which marked the 115th consecutive month of year-over-year median home price increases. With regard to new residential construction, U.S. housing starts in September 2021 improved 7% from September 2020, but declined 2% from August 2021, while newly issued building permits in September 2021 were comparable to a year ago, but decreased 8% sequentially from August 2021.

According to Fannie Mae and MBA (averaged), one-to-four family mortgage originations during the third quarter 2021 decreased 20% to approximately $994 billion compared to the third quarter 2020, primarily driven by the expected decline in refinancing originations. However, the decline in total originations for the third quarter 2021 was better than the 34% decrease that was expected based on last quarter's forecasts. As of September 2021, the average 30-year fixed interest rate for 2021 is expected to be 3.0%, lower than the 3.25% anticipated in June 2021, while total originations for the fourth quarter 2021 are expected to be 43% lower than last year's fourth quarter. Supply constraints continue to impede the housing market, resulting in low inventories and slowed down home construction. According to Fannie Mae, this will lead to near-term market softening, with existing and new homes sales in the fourth quarter 2021 expected to decline 11% and 7%, respectively.

Title revenues. Direct title revenue information is presented below:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	Change	% Change	2021	2020	Change	% Change
	($ in millions)				($ in millions)
Non-commercial
Domestic	249.1	208.2	40.9	20%	709.1	503.8	205.3	41%
International	44.2	30.4	13.8	45%	118.8	70.4	48.4	69%
	293.3	238.6	54.7	23%	827.9	574.2	253.7	44%
Commercial:
Domestic	64.5	36.7	27.8	76%	149.2	108.7	40.5	37%
International	8.3	4.8	3.5	73%	22.0	13.7	8.3	61%
	72.8	41.5	31.3	75%	171.2	122.4	48.8	40%
Total direct title revenues	366.1	280.1	86.0	31%	999.1	696.6	302.5	43%

Direct title revenues improved in the third quarter and first nine months of 2021, compared to the same periods in 2020, as a result of overall revenue growth in both non-commercial and commercial operations. Non-commercial revenues improved, primarily driven by increased residential purchase transactions and scale. Purchase orders closed improved 8% and 30% in the third quarter and first nine months of 2021, compared to the same periods in 2020, while refinancing orders closed increased 19% in the first nine months of 2021, but declined 15% in the third quarter 2021, consistent with the market normalization trend of refinancing originations following the transaction surge that started in early 2020 when interest rates declined as a result of the COVID-19 pandemic. Residential fees per file in the third quarter and first nine months of 2021 were approximately $2,400 and $2,200, respectively, which were 24% and 13% higher, respectively, compared to the same periods in 2020.

Commercial revenues increased in the third quarter and first nine months of 2021 compared to same periods in 2020, primarily due to growth in commercial transaction size and volume. Domestic commercial orders closed improved 11% and 19% in the third quarter and first nine months of 2021, respectively, while domestic commercial fees per file in the third quarter and first nine months of 2021 were approximately $15,400 and $11,900, respectively, which were 59% and 16% higher, respectively, compared to the same periods in 2020.

Total international revenues in the third quarter and first nine months of 2021 increased $17.3 million, or 49%, and $56.7 million, or 67%, respectively, compared to the same periods last year, primarily due to improved volumes across our international operations, primarily in Canada.

Orders information for the three and nine months ended September 30 is as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	Change	% Change	2021	2020	Change	% Change
Opened Orders:
Commercial	4,449	3,703	746	20%	13,612	11,281	2,331	21%
Purchase	73,213	73,668	(455)	(1)%	220,420	184,224	36,196	20%
Refinance	64,201	86,823	(22,622)	(26)%	205,558	223,318	(17,760)	(8)%
Other	1,761	1,067	694	65%	5,253	2,293	2,960	129%
Total	143,624	165,261	(21,637)	(13)%	444,843	421,116	23,727	6%

Closed Orders:
Commercial	4,199	3,799	400	11%	12,531	10,549	1,982	19%
Purchase	56,376	52,407	3,969	8%	160,458	123,529	36,929	30%
Refinance	47,437	56,027	(8,590)	(15)%	165,642	138,906	26,736	19%
Other	1,101	555	546	98%	3,372	1,316	2,056	156%
Total	109,113	112,788	(3,675)	(3)%	342,003	274,300	67,703	25%

Gross revenues from independent agency operations increased $119.2 million and $336.0 million (both 42%) in the third quarter and first nine months of 2021, compared to same periods in 2020, which was consistent with the improvement seen in our direct title operations and the housing market. Agency revenues, net of retention, improved $20.3 million, or 39%, and $59.3 million, or 42%, in the third quarter and first nine months of 2021, respectively, compared to the same periods last year, generally in line with increased gross agency revenues. Refer further to the "Retention by agencies" discussion under Expenses below.

Ancillary services revenues. Ancillary services operating revenues increased $34.0 million, or 122%, and $131.5 million, or 295%, in the third quarter and first nine months of 2021, respectively, compared to the same periods in 2020. The significant revenue growth was primarily generated by recent acquisitions of appraisal management and online notarization and closing services companies, partially offset by lower revenues from our legacy valuation services business due to lower home equity volume.

Investment income. Investment income in the third quarter and first nine months of 2021 decreased $1.0 million, or 19%, and $1.4 million, or 10%, respectively, compared to the same periods in 2020, primarily driven by reduced interest income resulting from the lower interest rates applicable to our short-term and securities investments during 2021.

Net realized and unrealized gains (losses). Refer to Note 5 to the condensed consolidated financial statements.

Expenses. An analysis of expenses is shown below:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	Change	% Change	2021	2020	Change	% Change
	($ in millions)				($ in millions)

Amounts retained by agencies	329.9	231.1	98.9	43%	935.9	659.1	276.7	42%
As a % of agency revenues	82.1%	81.8%			82.2%	82.2%
Employee costs	197.6	155.6	41.9	27%	555.5	428.8	126.6	30%
As a % of operating revenues	23.8%	26.3%			24.0%	27.8%
Other operating expenses	152.6	98.5	54.1	55%	415.9	245.0	170.9	70%
As a % of operating revenues	18.4%	16.7%			18.0%	15.9%
Title losses and related claims	30.3	28.4	1.9	7%	92.7	68.6	24.1	35%
As a % of title revenues	4.0%	5.1%			4.3%	4.6%

Retention by agencies. Amounts retained by title agencies are based on agreements between agencies and our title underwriters. Amounts retained by independent agencies, as a percentage of revenues generated by them, averaged 82.1% and 82.2% in the third quarter and first nine months of 2021, respectively, as compared to 81.8% and 82.2% in the same periods in 2020. The average retention percentage may vary from period to period due to the geographical mix of agency operations, the volume of title revenues and, in some states, laws or regulations. Due to the variety of such laws or regulations, as well as competitive factors, the average retention rate can differ significantly from state to state. In addition, a high proportion of our independent agencies are in states with retention rates greater than 80%. We continue to focus on increasing profit margins in every state, increasing premium revenue in states where remittance rates are above 20%, and maintaining the quality of our agency network, which we believe to be the industry’s best, in order to mitigate claims risk and drive consistent future performance. While market share is important in our agency operations channel, it is not as important as margins, risk mitigation and profitability.

Employee costs. Consolidated employee costs in the third quarter and first nine months of 2021 increased $41.9 million, or 27%, and $126.6 million, or 30%, respectively, compared to the same periods in 2020. These increases were primarily due to higher salaries and employee benefits, driven by 23% and 19% higher average employee counts in the third quarter and first nine months of 2021, respectively, and increased incentive compensation on higher overall operating results. As a percentage of total operating revenues, consolidated employee costs improved to 23.8% and 24.0% in the third quarter and first nine months of 2021, respectively, compared to 26.3% and 27.8% in the third quarter and first nine months of 2020, respectively, primarily influenced by our continued focus on managing operating costs.

Employee costs in the title segment increased $38.1 million, or 26%, and $112.8 million, or 27%, in the third quarter and first nine months of 2021, respectively, compared to the same periods in 2020, primarily due to increased salaries expense driven by higher average employee counts, mostly from recent title office acquisitions, and increased incentive compensation on improved title operating results. Employee costs in the ancillary services and corporate segment increased $3.8 million, or 58%, and $13.8 million, or 80%, in the third quarter and first nine months of 2021, respectively, compared to the same periods in 2020, primarily due to increased average employee counts driven by recent acquisitions in the ancillary services operations.

As of September 30, 2021, we had approximately 6,600 employees, an increase of approximately 800 employees from December 31, 2020, primarily due to acquisitions.

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

Consolidated other operating expenses increased $54.1 million, or 55%, and $170.9 million, or 70%, in the third quarter and first nine months of 2021, respectively, compared to the same periods in 2020, primarily as a result of recently-acquired businesses and increased variable costs relating to increased revenues. Total variable costs increased $41.6 million, or 71%, and $136.9 million, or 107%, in the third quarter and first nine months of 2021, respectively, mainly due to higher appraisal and service expenses by recently-acquired ancillary services businesses, and increased outside search, premium taxes, attorney fee splits and delivery fees consistent with higher title operating revenues. Total costs that are fixed in nature increased $8.3 million, or 26%, and $22.6 million, or 24%, in the third quarter and first nine months of 2021, respectively, primarily due to increased professional fees, rent and occupancy expenses and technology costs. Independent costs increased $4.1 million and $11.3 million (both 52%) in the third quarter and first nine months of 2021, respectively, primarily due to higher bank fees, litigation-related accruals, office closures expenses, marketing and travel costs, and charitable contributions. As a percentage of total operating revenues, consolidated other operating expenses in the third quarter and first nine months of 2021 increased to 18.4% and 18.0%, respectively, compared to 16.7% and 15.9% in the same periods in 2020, primarily due to appraisal and service expenses related to our recently-acquired ancillary services businesses.

As of September 30, 2021, we lease space at approximately 490 locations for title office operations, production, administrative and technology centers.

Title losses. Provisions for title losses, as a percentage of title operating revenues, were 4.0% and 4.3% for the third quarter and first nine months of 2021, respectively, compared to 5.1% and 4.6% for the same periods in 2020. Title loss expense increased $1.9 million, or 7%, and $24.1 million, or 35%, in the third quarter and first nine months of 2021, respectively, compared to the same periods in 2020, primarily as a result of increased title revenues, partially offset by favorable claims experience. The title loss ratio in any given quarter can be significantly influenced by changes in new large claims incurred, escrow losses and adjustments to reserves for existing large claims.

The composition of title policy loss expense is as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	Change	% Change	2021	2020	Change	% Change
	($ in millions)				($ in millions)
Provisions – known claims:
Current year	4.2	3.0	1.2	40%	10.8	7.6	3.2	42%
Prior policy years	13.8	16.9	(3.1)	(18)%	41.5	45.0	(3.5)	(8)%
	18.0	19.9	(1.9)	(10)%	52.3	52.6	(0.3)	(1)%
Provisions – IBNR
Current year	25.9	25.3	0.6	2%	80.5	60.5	20.0	33%
Prior policy years	0.2	0.1	0.1	100%	1.4	0.5	0.9	180%
	26.1	25.4	0.7	3%	81.9	61.0	20.9	34%
Transferred from IBNR to known claims	(13.8)	(16.9)	3.1	(18)%	(41.5)	(45.0)	3.5	(8)%
Total provisions	30.3	28.4	1.9	7%	92.7	68.6	24.1	35%

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

Current year IBNR provisions in the third quarter and first nine months of 2021 increased $0.6 million, or 2%, and $20 million, or 33%, respectively, compared to the same periods in 2020, primarily due to increased title premiums in 2021, partially offset by the effect of lowered provisioning rates due to favorable claims experience. As a percentage of title operating revenues, provisions - IBNR for the current policy year were 3.4% and 3.8% in the third quarter and first nine months of 2021, respectively, compared to 4.5% and 4.0% in the third quarter and first nine months of 2020, respectively.

Cash claim payments decreased $3.2 million, or 16%, and $6.1 million, or 10%, in the third quarter and first nine months of 2021, compared to the same periods last year, primarily due to lower payments on non-large claims. We continue to manage and resolve large claims prudently and in keeping with our commitments to our policyholders.

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

Total title policy loss reserve balances are as follows:

	September 30, 2021	December 31, 2020
	($ in millions)
Known claims	68.2	68.9
IBNR	466.4	427.4
Total estimated title losses	534.6	496.3

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

Depreciation and amortization. Depreciation and amortization expenses increased $4.0 million, or 78%, and $9.0 million, or 67%, in the third quarter and first nine months of 2021, compared to the same periods in 2020, primarily due to purchased intangible asset amortization and fixed asset depreciation expenses related to recent acquisitions.

Income taxes. Our effective tax rates, based on income before taxes and after deducting income attributable to noncontrolling interests, were 21% and 22% for the third quarters 2021 and 2020, respectively, and 23% and 24% for the first nine months of 2021 and 2020, respectively. The lower effective tax rates in the third quarters 2021 and 2020, relative to the year-to-date rates, were primarily due to discrete income tax benefits in the third quarter related to the filing of our federal income tax return.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources reflect our ability to generate cash flow to meet our obligations to stockholders, customers (payments to satisfy claims on title policies), vendors, employees, lenders and others. As of September 30, 2021, our total cash and investments, including amounts reserved pursuant to statutory requirements and excluding cash to be used for the acquisition of Informative Research (which closed on October 1, 2021), aggregated $1.13 billion ($585.1 million, net of statutory reserves on cash and investments). Of our total cash and investments at September 30, 2021, $757.4 million ($477.4 million, net of statutory reserves) was held in the United States and the rest internationally, principally in Canada.

Cash held at the parent company totaled $204.3 million at September 30, 2021, the majority of which was used to close on the IR acquisition on October 1, 2021. As a holding company, the parent company is funded by cash from its operating companies, cash from its subsidiaries in the form of dividends, operating and other administrative expense reimbursements and pursuant to intercompany tax sharing agreements. The expense reimbursements are paid in accordance with management agreements, approved by the Texas Department of Insurance (TDI), among us and our subsidiaries. In addition to funding operating expenses, cash held at the parent company is used for dividend payments to common stockholders and for stock repurchases, if any. To the extent such uses exceed cash available, the parent company is dependent on distributions from its regulated title insurance underwriter, Stewart Title Guaranty Company (Guaranty).

A substantial majority of our consolidated cash and investments as of September 30, 2021 was held by Guaranty and its subsidiaries. The use and investment of these funds, dividends to the parent company, and cash transfers between Guaranty and its subsidiaries and the parent company are subject to certain legal and regulatory restrictions. In general, Guaranty may use its cash and investments in excess of its legally-mandated statutory premium reserve (established in accordance with requirements under Texas law) to fund its insurance operations, including claim payments. Guaranty may also, subject to certain limitations, provide funds to its subsidiaries (whose operations consist principally of field title offices and ancillary services operations) for their operating and debt service needs.

We maintain investments in accordance with certain statutory requirements for the funding of statutory premium reserves. Statutory reserve funds are required to be fully funded and invested in high-quality securities and short-term investments. Statutory reserve funds are not available for current claim payments, which must be funded from current operating cash flow. Included in investments in debt and equity securities are statutory reserve funds of approximately $524.5 million and $496.6 million at September 30, 2021 and December 31, 2020, respectively. In addition, included within cash and cash equivalents are statutory reserve funds of approximately $24.0 million and $20.0 million at September 30, 2021 and December 31, 2020, respectively. As of September 30, 2021, our known claims reserve totaled $68.2 million and our estimate of claims that may be reported in the future, under generally accepted accounting principles, totaled $466.4 million. In addition to this, we had cash and investments (excluding equity method investments) of $388.9 million, which are available for underwriter operations, including claims payments, and acquisitions.

The ability of Guaranty to pay dividends to its parent is governed by Texas insurance law. The TDI must be notified of any dividend declared, and any dividend in excess of the statutory maximum of 20% of surplus (approximately $158.9 million as of December 31, 2020) would be, by regulation, considered extraordinary and subject to pre-approval by the TDI. Also, the Texas Insurance Commissioner may raise an objection to a planned distribution during the notification period. Guaranty’s actual ability or intent to pay dividends to its parent may be constrained by business and regulatory considerations, such as the impact of dividends on surplus and liquidity, which could affect its ratings and competitive position, the amount of insurance it can write and its ability to pay future dividends. During the nine months ended September 30, 2021 and 2020, Guaranty paid dividends of $158.9 million and $30.0 million, respectively, to its parent. In October 2021, Guaranty paid an additional dividend of $135.0 million to its parent.

As the parent company conducts no operations apart from its wholly-owned subsidiaries, the discussion below focuses on consolidated cash flows.

	Nine Months Ended September 30,
	2021	2020
	($ in millions)
Net cash provided by operating activities	257.3	140.9
Net cash used by investing activities	(200.7)	(156.1)
Net cash provided by financing activities	120.2	66.7

Operating activities. Our principal sources of cash from operations are premiums on title policies and revenue from title service-related transactions, ancillary services and other operations. Our independent agencies remit cash to us net of their contractual retention. Our principal cash expenditures for operations are employee costs, operating costs and title claims payments.

Net cash provided by operations in the first nine months of 2021 improved by $116.5 million compared to the same period last year, primarily due to the higher net income and lower payments of claims. Although our business is labor intensive, we are focused on a cost-effective, scalable business model which includes utilization of technology, centralized back and middle office functions and business process outsourcing. We are continuing our emphasis on cost management, especially in light of the current economic environment due to the COVID-19 pandemic, specifically focusing on lowering unit costs of production and improving operating margins in our direct title and ancillary services businesses. Our plans to improve margins include additional automation of manual processes, and further consolidation of our various systems and production operations. We continue to invest in the technology necessary to accomplish these goals.

Investing activities. Net cash used by investing activities is primarily driven by proceeds from matured and sold investments, purchases of investments, capital expenditures and acquisition of businesses. During the first nine months of 2021, total proceeds from securities investments sold and matured were $88.4 million, compared to $72.4 million during the same period in 2020. Cash used for purchases of securities investments was $111.1 million during first nine months of 2021, compared to $75.5 million during the first nine months of 2020.

We used $149.9 million and $146.5 million of cash for acquisitions of title and ancillary services businesses during the first nine months of 2021 and 2020, respectively. We used $16.1 million of cash in acquiring an equity method investment in a title company and generated total proceeds of $10.6 million from sales of our buildings during the first nine months of 2021. We used $26.2 million and $10.5 million of cash for purchases of property and equipment during the first nine months of 2021 and 2020, respectively. We maintain investment in capital expenditures at a level that enables us to implement technologies for increasing our operational and back-office efficiencies and to pursue growth in key markets.

Financing activities and capital resources. Total debt and stockholders’ equity were $275.3 million and $1,216.7 million, respectively, as of September 30, 2021. During the first nine months of 2021 and 2020, payments on notes payable of $157.3 million and $10.3 million, respectively, and notes payable additions of $156.8 million and $2.4 million, respectively, were related to short-term loan agreements in connection with our Section 1031 tax-deferred property exchange (Section 1031) business.

During the first quarter 2021, we amended our existing line of credit agreement, resulting in an increase in the total line of credit commitment from our lenders from $200 million to $350 million. At September 30, 2021, the outstanding balance of our line of credit facility was $273.9 million, which included total draws of $175.0 million we made from the facility during the first nine months of 2021. At September 30, 2021, our debt-to-equity and debt-to-capitalization ratios, excluding our Section 1031 notes, were approximately 23% and 18%, respectively. In October 2021, we entered into a new senior unsecured credit agreement, which replaced our current line of credit facility with a new revolving credit facility and a term loan - refer to Note 1-D for details.

During the first nine months of 2020, we generated net proceeds of approximately $109.0 million, from an issuance of new shares of Common Stock, which we used for acquisitions. During the first nine months of 2021, we paid total dividends of $26.6 million ($0.99 per common share), compared to the total dividends paid in the first nine months of 2020 of $22.2 million ($0.90 per common share).

Effect of changes in foreign currency exchange rates. The effect of changes in foreign currency exchange rates on our cash and cash equivalents on the consolidated statements of cash flows was a net decrease of $1.9 million during the first nine months of 2021, primarily due to depreciation of the British pound and Australian dollar relative to the U.S. dollar, compared to a net decrease of $0.5 million during the first nine months of 2020. Our principal foreign operating unit is in Canada, and, on average, the value of the Canadian dollar relative to the U.S. dollar did not change in 2021, while it depreciated in 2020.

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

Other comprehensive (loss) income. Unrealized gains and losses on available-for-sale debt securities investments and changes in foreign currency exchange rates are reported net of deferred taxes in accumulated other comprehensive income (loss), a component of stockholders’ equity, until they are realized. During the first nine months of 2021, net unrealized investment losses of $11.2 million, net of taxes, which increased our other comprehensive loss, were primarily related to a net decrease in the fair values of our overall bond securities investment portfolio mainly driven by the effect of rising interest rates. During the first nine months of 2020, net unrealized investment gains of $14.8 million, net of taxes, which increased our other comprehensive income, were primarily related to a net increase in the fair values of our overall bond securities investment portfolio mainly driven by the effect of lower interest rates and partially offset by higher credit spreads.

Changes in foreign currency exchange rates, primarily related to our Canadian and United Kingdom operations, increased our other comprehensive loss, net of taxes, by $1.0 million in the first nine months of 2021; while they decreased our other comprehensive income, net of taxes, by $3.4 million in the same period in 2020.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes during the quarter ended September 30, 2021 in our investment strategies, types of financial instruments held or the risks associated with such instruments that would materially alter the market risk disclosures made in our 2020 Form 10-K.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. Our principal executive officer and principal financial officer are responsible for establishing and maintaining disclosure controls and procedures. They evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2021, and have concluded that, as of such date, our disclosure controls and procedures are adequate and effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting during the quarter ended September 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

See discussion of legal proceedings in Note 11 to the condensed consolidated financial statements included in Item 1 of Part I of this Report, which is incorporated by reference into this Part II, Item 1, as well as Item 3. Legal Proceedings, in our 2020 Form 10-K.

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in our 2020 Form 10-K. There have been no material changes to our risk factors since our 2020 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases of our Common Stock during the nine months ended September 30, 2021, except for repurchases of approximately 40,900 shares (aggregate purchase price of approximately $2.1 million) related to the statutory income tax withholding on the vesting of restricted unit grants to executives and senior management.

Item 5. Other Information

Book value per share. Our book value per share was $44.92 and $37.60 as of September 30, 2021 and December 31, 2020, respectively. As of September 30, 2021, our book value per share was based on approximately $1.2 billion of stockholders’ equity attributable to Stewart and 26,890,064 shares of Common Stock outstanding. As of December 31, 2020, our book value per share was based on approximately $1.0 billion of stockholders’ equity attributable to Stewart and 26,728,242 shares of Common Stock outstanding.

Item 6. Exhibits

Exhibit
3.1	—	Restated Certificate of Incorporation of the Registrant, dated April 28, 2016 (incorporated by reference in this report from Exhibit 3.1 of the Current Report on Form 8-K filed April 29, 2016)
3.2	—	Third Amended and Restated By-Laws of the Registrant, as of April 27, 2016 (incorporated by reference in this report from Exhibit 3.2 of the Current Report on Form 8-K filed April 28, 2016)
10.1*	—	Credit Agreement, dated October 28, 2021, among the Registrant, PNC Bank, as Administrative Agent, Swingline Loan Lender and Issuing Lender, the Guarantors, and Lenders Party thereto
10.2	—
Stock purchase agreement, dated August 23, 2021, by and among Informative Research, the Shareholders of Informative Research listed on Exhibit A thereto, Sean Buckner, solely in the capacity of shareholder representative thereunder, and the Registrant (incorporated by reference in this report from Exhibit 10.1 of the Current Report on Form 8-K filed on August 26, 2021)

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

November 3, 2021
Date

Stewart Information Services Corporation
Registrant

By:	/s/ David C. Hisey
David C. Hisey, Chief Financial Officer, Secretary and Treasurer