Form 10-K
period 2021-12-31
STEWART INFORMATION SERVICES CORP
filed 2022-02-28
CIK 94344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No ☑
The aggregate market value of the Common Stock (based upon the closing stock price of the Common Stock of Stewart Information Services Corporation, as reported by the NYSE on June 30, 2021) held by non-affiliates of the Registrant was approximately $1.5 billion.
On February 18, 2022, there were 26,977,956 outstanding shares of the Registrant's Common Stock.
Documents Incorporated by Reference
Portions of the definitive proxy statement (the Proxy Statement), in connection with the Registrant's 2022 Annual Meeting of Stockholders, are incorporated herein by reference in Part III of this document.

FORM 10-K ANNUAL REPORT
YEAR ENDED DECEMBER 31, 2021

As used in this report, “we,” “us,” “our,” the “Company” and “Stewart” mean Stewart Information Services Corporation and our subsidiaries, unless the context indicates otherwise.

PART I

Item 1. Business

Founded in 1893, Stewart Information Services Corporation (NYSE:STC) (Stewart) is a customer-focused, global title insurance and real estate services company offering products and services through our direct operations, network of approved agencies and other companies within the Stewart family. One of the largest title companies in the industry, Stewart provides services to homebuyers and sellers, residential and commercial real estate professionals, mortgage lenders and servicers, title agencies, real estate attorneys and home builders. Stewart also provides appraisal management services, online notarization and closing services, search and valuation services, credit and real estate data services, home and personal insurance services, tax-deferred exchanges, and technology services to streamline the real estate process. Stewart is headquartered in Houston, Texas and operates primarily throughout the United States (U.S.) and has regional offices in Australia, Canada, the Caribbean, Europe, Mexico and the United Kingdom.

We currently report our business in two segments: title insurance and related services (title), and ancillary services and corporate. Refer to Note 18 to our audited consolidated financial statements and Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) for financial information related to our segments.

Title Segment

Title insurance and related services include the functions of searching, examining, closing and insuring the condition of the title to real property. The title segment also includes home and personal insurance services, Internal Revenue Code Section 1031 tax-deferred (Section 1031) exchanges, and digital customer engagement platform services.

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

Title insurance is substantially different from other types of insurance. Fire, auto, health and life insurance policies protect against future losses and events. In contrast, title insurance generally insures against losses from past events and seeks to protect the policyholder or lender by eliminating covered risks through the examination and settlement process. In essence, subject to its exceptions and exclusions, an owner's title insurance policy provides a warranty to the policyholder that the title to the property is free from defects that might impair ownership rights, or in the case of a lender's policy, that there is priority of lien position. Most other forms of insurance provide protection for a limited period of time and, hence the policy must be periodically renewed. Title insurance, however, is issued for a one-time premium and the owner's policy provides protection for as long as the owner owns the property, or has liability in connection with the property, or a lender under its policy has its insured lien on the property. Also, a title insurance policy does not have a finite contract term, whereas most other lines of insurance have definite beginning and ending dates for coverage. Although an owner's title insurance policy provides protection for as long as the owner owns the property being covered, the title insurance company generally does not have information about which policies are still effective. Most other lines of insurance receive periodic premium payments and policy renewals thereby allowing the insurance company to know which policies are effective. In certain circumstances, we may provide post-policy coverage, and outside the U.S. and Canada, we may provide coverage against certain known risks after analyzing the underwriting risks.

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

Some claimants seek damages in excess of policy limits. Those claims are based on various legal theories. We vigorously defend against spurious claims and provide protection for covered claims up to the limits set forth in the policy. We have from time-to-time incurred losses in excess of policy limits. Experience shows that most policy claims and claim payments are made in the first seven years after the policy has been issued, although claims can also be reported and paid many years later. By their nature, claims are often complex, vary greatly in dollar amounts and are affected by economic and market conditions and the legal environment existing at the time claims are processed.

Our liability for estimated title losses comprises estimates of both known claims and incurred but unreported claims expected to be paid in the future for policies issued as of the balance sheet date. The amount of our loss reserve represents the aggregate future payments (net of recoveries) that we expect to make on policy losses and in costs to settle claims. In accordance with industry practice, these amounts have not been discounted to their present values. Estimating future title loss payments is difficult due to the complex nature of title claims, the length of time over which claims are paid, the significant variance in dollar amounts of individual claims and other factors. The amounts provided for policy losses are based on reported claims, historical loss payment experience and the current legal and economic environment. Estimated provisions for current year policy losses are charged to income in the same year the related premium revenues are recognized. Annual provisions for policy losses also include changes in the estimated aggregate liability on policies issued in prior years.

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

Factors affecting revenues. Title insurance revenues are closely related to the level of activity in the real estate markets we serve and the prices at which real estate sales are made. Real estate sales are directly affected by the availability and cost of money to finance purchases. Other factors include consumer confidence, demand by buyers, foreign currency exchange rates, supply chains, and weather. In periods of low interest rates, loan refinancing transactions are also an important contributor to revenues. These factors may override the seasonal nature of the title business. Generally, our first quarter is the least active and our second and third quarters are the most active in terms of title insurance revenues. Refer to Item 7 - MD&A, Results of Operations - Industry Data for comparative information on home sales, mortgage interest rates and loan activity, and Critical Accounting Estimates - Factors Affecting Revenues for additional details on principal factors affecting revenues.

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

Service, location, financial strength, company size and related factors affect customer orders. Increasing market share is accomplished primarily by providing superior service. The parties to a closing are concerned with accuracy, timeliness and cost. The rates charged to customers vary from state to state, and are regulated, to varying degrees and in different ways, in most states.

The financial strength and stability of the title underwriter are important factors in maintaining and increasing our business, particularly commercial business. We are rated as investment grade by the title industry’s leading rating agencies. Our wholly owned and principal underwriter, Stewart Title Guaranty Company (Guaranty), is currently rated “A Double Prime” by Demotech Inc., "A-" by Fitch Ratings Ltd., and "A- " by A.M. Best. Similarly, our wholly owned and second largest underwriter, Stewart Title Insurance Company (STIC), is also highly rated by such rating companies. These ratings are not credit ratings. Instead, the ratings are based on quantitative, and in some cases qualitative, information and reflect the conclusions of the rating agencies with respect to our financial strength, results of operations and ability to pay policyholder claims.

Market share. Title insurance statistics are compiled quarterly by the title industry’s national trade association. Based on 2021 unconsolidated statutory net premiums written through the nine months ended September 30, 2021, Guaranty is one of the leading title insurers in the United States. Our largest competitors are Fidelity National Financial, Inc. (FNF) whose principal underwriters are Chicago Title Insurance Company and Fidelity National Title Insurance Company, First American Financial Corporation (First American) which includes First American Title Insurance Company, and Old Republic Title Insurance Group (Old Republic) which includes Old Republic National Title Insurance Company. We also compete with other title insurer companies, as well as abstractors, attorneys who issue title opinions and attorney-owned title insurance funds. A number of homebuilders, financial institutions, real estate brokers and others own or control title insurance agencies, some of which issue policies underwritten by Guaranty.

During 2021, continuing with our strategy of improving operational performance through targeted growth, focused management and broader technology and services offerings, we acquired Cloudvirga, a digital customer engagement platform provider, and a number of title offices operating in the states of Arizona, California, Florida, Illinois, Indiana, Michigan, New Mexico, Ohio, Tennessee, Texas and Washington. These acquisitions enhance our ability to strongly compete in several strategic markets where we have traditionally been underrepresented. Also during 2021, we established a new underwriter, Stewart Title Europe Limited, in Malta to allow us to continue supporting our customers and underwriting contacts across Europe after the departure of the United Kingdom from the European Union.

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

Ancillary Services and Corporate Segment

The ancillary services and corporate segment is comprised of the parent holding company, our centralized administrative services departments and our ancillary services operations. Our ancillary services operations support the mortgage industry by primarily providing appraisal management services, online notarization and closing solutions, credit and real estate information services, and search and valuation services. We provide these services through Stewart Lender Services, Inc., and the companies we have acquired since 2020 namely, United States Appraisals, LLC, Pro-Teck Services Ltd., NotaryCam, Inc., Signature Closers, LLC, Informative Research, and Equimine (which operates as PropStream). These acquisitions allow us to move closer to our goal of streamlining the real estate and loan transaction lifecycle through end-to-end, customer-focused and technology-based solutions.

Factors affecting ancillary services revenues. As in the title segment, ancillary services revenues are closely related to the level of activity in the real estate market, including interest rates, new or refinancing origination activity, and home sales volumes. Companies that compete with our ancillary services businesses vary across a wide range of industries and include the major title insurance underwriters mentioned under “Title Segment - Market share” as well as other title agents, appraisal management companies, and real estate technology and business process outsourcing providers.

Customers. Customers for our ancillary services products and services primarily include mortgage lenders and servicers, mortgage brokers, and mortgage and real estate investors. Many of the services and products offered by our ancillary services business are used by professionals and intermediaries who have been retained to assist consumers with the sale, purchase, mortgage, transfer, recording and servicing of real estate transactions. To that end, timely, accurate and compliant services are critical to our customers since these factors directly affect the service they provide to their customers. Financial strength, scale, robust processes to ensure legal and regulatory compliance, marketplace presence, high quality customer support, and reputation as a reliable, compliant solution are important factors in attracting new business.

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

As of December 31, 2021, approximately 87% of our combined debt and equity securities investment portfolios consisted of fixed income securities. As of that date, approximately 93% of the fixed income investments are held in securities that are A-rated or higher, and substantially all of the fixed income portfolios are rated investment grade (percentages are based on the fair value of the securities). In addition to our debt and equity securities investment portfolios, we maintain certain money-market and other short-term investments. For more details on market risks related to our investment securities portfolio, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk.

Trademarks. We have developed and acquired numerous automated products and processes that are crucial to both our title and ancillary services operations. These systems automate most facets of the real estate transaction. Among these trademarked products and processes are AIM+®, AgencySecure®, PropertyInfo®, SureClose®, TitleSearch®, eTitleSearch®, Virtual Underwriter®, StewartNow®, ProTeck Valuation Intelligence®, NotaryCam®, Cloudvirga® and PropStream®. We consider these trademarks, which can be renewed every ten years, to be important to our business.

Human capital resources. As of December 31, 2021, we employed approximately 7,300 people, with approximately 6,400 employees located in the U. S. and approximately 900 employees located internationally. We consider our relationship with our employees to be critical to both our operations and performance. We are committed to attracting, developing, retaining, and motivating a diverse and inclusive group of employees, and we do so in a variety of ways.

For additional information about our workforce, human capital programs and initiatives, specifically our Culture of Caring, visit our website (www.stewart.com) and review our 2020 Environmental, Social and Governance (ESG) Report.

Recruiting
Stewart is committed to recruiting strategies – policies, practices, decision-making and more – grounded in fairness, equity, and inclusivity. Stewart is an equal employment opportunity employer, and our commitment extends to all facets of employment, including a work environment that prohibits, and is free of, harassment and discrimination or retaliation against any applicant or employee.

Inclusion and diversity
Stewart is committed to an inclusive workplace that values all employees equally, regardless of age, race, ethnicity, sexual orientation, or gender identification and committed to providing a supportive diverse professional work environment that is free of and prohibits discrimination against any employee or applicant for employment as defined by applicable laws as well as best practices in corporate governance. All phases of employment, including but not limited to, recruiting, selection, employment, placement, promotion, transfer, demotion, reduction of force and termination, benefits, training, and compensation are guided by the Company policies regarding conduct, including Stewart’s Equal Opportunity Employer statement, Human Rights policy and our Code of Business Conduct and Ethics.

In 2021, we continued our journey and commitment to diversity, equity, and inclusion (DE&I) by formalizing our DE&I Council to help drive systemic change within the workplace and the communities in which we live and work. Stewart’s DE&I Council meets frequently to discuss critical topics, weigh in on important challenges our employees are facing, and ensure we are focused on strategic priorities grounded in our overall DE&I commitment.

Learning and development
Stewart’s career framework attracts talent, encourages continuous learning and professional development for all employees across the organization, creates transparency around job expectations through a deliberate performance, coaching and feedback process, allows Stewart employees to take ownership of their career, and provides them with the resources needed to be successful in their current as well as future roles.

Compensation, benefits and well-being
Stewart cares about the health, safety, and well-being of our employees and their families, and provides a variety of valuable health and welfare benefits, including but not limited to, medical, dental and vision coverage, life and disability insurance, 401(k) plan match, participation in an employee stock purchase plan (ESPP), health savings account, flexible spending account, an employee assistance program, emotional health and wellness programs, local community based charitable programs through the Stewart Title Foundation, and global employee appreciation and recognition programs.

Continued response to the COVID-19 pandemic
Stewart’s top priority continues to be the health, safety and welfare of our employees and their families. In response to the global pandemic relating to a novel strain of coronavirus (COVID-19), having been deemed an essential service, we were able to continue serving our customers throughout this unprecedented time by continuing to closely monitor and assess impacts from the COVID-19 pandemic, updates to the government and other health authority recommendations, and changes to federal, state, and local requirements. We continuously updated and communicated our practices and protocols on keeping everyone safe as the pandemic evolved.

Cybersecurity. While Stewart regularly defends, responds to and mitigates risks from information technology (IT) systems and software vulnerabilities, broader cybersecurity threats and data security incidents, we experienced no known material cyber breaches during the three-year period ended December 31, 2021. In the event a material breach or an IT disruption takes place in the future, we have an incident response team in place to take immediate actions, work with local and national law enforcement, and notify our Board of Directors and impacted parties. In addition, we would work with the NYSE to disclose the scope and effect of the breach or disruption through an appropriate Form 8-K filing, without providing information that could affect any law enforcement investigation. Stewart utilizes considerable resources in its cybersecurity efforts, both in network, system and application security as well as in the protection of personal, private and confidential information. Firewalls, application security, encryption, access control, vulnerability management and intrusion detection systems are some, but not all, of the resources used in the Company’s efforts to prevent cybersecurity breaches.

Stewart is regularly assessed against the cybersecurity frameworks of the National Institute of Standards and Technology (NIST CSF), and also evaluated for compliance with the SSAE-18 Systems and Organization Controls (SOC) standards of the American Institute of Certified Public Accountants (AICPA). In addition, the Company has a comprehensive and continuous information security awareness program that includes function and behavior-based training. Finally, vendor risk management is an essential part of the Company’s Enterprise Governance Risk and Compliance (GRC) program. All vendors are assessed and measured against standard security frameworks. Approved vendors are continuously monitored for performance and compliance, and vendor security requirements are well defined and included with all master service agreements and contracts. Vendor performance and compliance is continuously monitored throughout the calendar year and reassessed or audited annually. Our Chief Information Security Officer updates the Company’s Audit Committee quarterly on our cybersecurity preparedness, as well as providing ad hoc updates as needed.

Available information. We electronically file annual, quarterly and other reports and information with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934, as amended (Exchange Act). Our electronic filings can be accessed at the SEC's website at www.sec.gov. We also make available upon written request, free of charge, or through our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Code of Ethics and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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

CEO and CFO certifications. The CEO and CFO certifications required under Section 302 of the Sarbanes-Oxley Act are filed as exhibits to our 2021 Form 10-K. Stewart submitted during 2021 its annual CEO Certification under Section 303A.12(a) of the New York Stock Exchange (NYSE) Listed Company Manual.

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

Innovations introduced by real estate industry participants, including Stewart and our competitors, may be potentially disruptive and could adversely affect Stewart

Various initiatives are introduced by real estate industry participants, including Stewart and our competitors, utilizing innovative technologies, processes and techniques in order to improve the manner and timeliness of delivering products and services, increase efficiency, improve the quality of products and services and customer experience, and enhance risk management. These efforts include implementing advanced technologies to automate and streamline certain manual processes during, but not limited to, search and examination, title insurance policy issuance, and real estate transaction settlement. Innovations by our competitors may change the demand for our products and services, the manner our products and services are ordered or fulfilled, and the revenue or profitability derived from our products and services. Further, in developing and implementing our own innovation initiatives, we have made and will likely continue to make significant investments. Depending on factors relating to our operations, the real estate industry and the macroeconomic environment, these innovative investments may not be successful, may result in increased claims, reputational damage or other material impact on Stewart, or could disrupt our business operations by significantly diverting management's attention.

Rapid changes in our industry require secure, timely and cost-effective technological responses. Our earnings may be adversely affected if we are unable to effectively use technology to address regulatory changes and increase productivity.

We believe that our future success depends, in part, on our ability to anticipate changes in the industry and to offer products and services that meet evolving standards on a timely and cost-effective basis. To do so requires a flexible and secure technology architecture which can continuously comply with changing regulations, improve productivity, lower costs, reduce risk and enhance the customer experience. Inability to meet these requirements and any unanticipated downtime in our technology may have a material adverse effect on our earnings.

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

The demand for our title insurance-related and mortgage services offerings is dependent primarily on the volume of residential and commercial real estate transactions. The volume of these transactions historically has been influenced by such factors as mortgage interest rates, availability of financing and the overall state of the economy. Typically, when interest rates are increasing or when the economy is experiencing a downturn, real estate activity declines. As a result, the title insurance industry tends to experience decreased revenues and earnings, and potentially increased claims experience. Increases in interest rates may also have an adverse impact on our bond portfolio and the amount of interest we pay on our floating-rate bank debt.

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

We estimate our future loss payments, and our assumptions about future losses may prove inaccurate. Provisions for policy losses on policies written within a given year are charged to income in the same year the related premium revenues are recognized. The amounts provided are based on reported claims, historical loss payment experience and the current legal and economic environment. Losses that are higher than anticipated are an indication that total losses for a given policy year may be higher than originally calculated. Changes in the total estimated future loss for prior policy years are recorded in the period in which the estimate changes. Claims are often complex and involve uncertainties as to the dollar amount and timing of individual payments. Claims are often paid many years after a policy is issued. From time-to-time, we experience large losses, including losses from independent agency defalcations, wire fraud, from title policies that have been issued or worsening loss payment experience, any of which may require us to increase our title loss reserves. These events are unpredictable and may have a material adverse effect on our earnings.

The issuance of our title insurance policies and related activities by title agents, which operate with substantial independence from us, could adversely affect our operations.

Our title insurance subsidiaries issue a significant portion of their policies through title agents that operate largely independent of us. There is no guarantee that these title agents will fulfill their contractual obligations to us as contemplated, although such contracts include limitations that are designed to limit our risk with respect to their activities. In addition, regulators are increasingly seeking to hold title companies responsible for the actions of these title agents and, under certain circumstances, the Company may be held liable directly to third parties for actions (including defalcations) or omissions of these agents. Case law in certain states also suggests that the Company is liable for the actions or omissions of its agents in those states, regardless of contractual limitations. As a result, the Company’s use of title agents could result in increased claims on the Company’s policies issued through agents and an increase in other costs and expenses.

Competition in the title insurance industry may affect our revenues.

Competition in the title insurance industry is intense, particularly with respect to price, service and expertise. Larger commercial customers and mortgage originators also look to the size and financial strength of a title insurer. Although we are one of the leading title insurance underwriters based on market share, FNF, First American and Old Republic each has substantially greater gross revenues than we do and their holding companies have significantly greater capital. Further, other title insurance companies, collectively, hold a considerable share of the market. Although we are not aware of any current initiatives to reduce regulatory barriers to entering our industry, any such reduction could result in new competitors, including financial services firms or institutions, entering the title insurance business. From time-to-time, new entrants enter the marketplace with alternative products to traditional title insurance, although many of these alternative products have been disallowed by title insurance regulators. Further, advances in technologies could, over time, significantly disrupt the traditional business model of financial services and real estate-related companies, including title insurance. These alternative products or disruptive technologies, if permitted by regulators, could have a material adverse effect on our revenues and earnings.

Information technology systems present potential targets for cybersecurity attacks.

Our operations are reliant on technology and data. Our IT systems and our vendors' IT systems are used to store and process sensitive information regarding our operations, financial position and any information pertaining to our customers and vendors. While we take the utmost precautions, we cannot guarantee safety from all cyber threats, IT system or software vulnerabilities, wire fraud and attacks to our systems. Any successful breach of security could result in loss of sensitive data, spread of inaccurate or confidential information, disruption of operations, theft of escrowed funds, endangerment of employees, damage to our assets and increased costs to respond. Although we maintain cyber liability insurance to protect us financially, there is no assurance that the instances noted above would not have a negative impact on cash flows, litigation status and/or our reputation, which could have a material adverse effect on our business, financial condition and results of operations. In the event of a material cybersecurity breach, we have an incident response team in place to take immediate actions, work with local and national law enforcement, notify impacted parties as well as the NYSE.

Climate change and extreme weather events could adversely affect our operations and financial performance

Our operations and financial performance could be adversely impacted by climate change and extreme weather events, especially if these occurrences negatively impact the overall real estate market and the broader economy. With respect to our investment portfolio, both individual corporate securities, as well as securities issued by municipalities could also see their value affected by such events. Given the unpredictable and uncertain nature of climate change and weather with respect to size, severity, frequency, geography, and duration, we are unable to quantify the true impact these events would have on our business and operations. As a result of the importance that climate change has on both the Company’s operations as well as society in general, Stewart has made a formal statement on its commitment to the health of the global environment. The Company will also continue to update investors on the progress it is making to positively contribute to environmental preservation through its annual ESG reports. These and other environmental-related documents can be found on the corporate governance section of the Company's website.

Errors and fraud relating to fund transfers may adversely affect us

The Company relies on its systems, employees and banks to transfer its own funds and the funds of third parties. These transfers are susceptible to user input error, fraud, system interruptions and other similar errors that, from time to time, result in lost funds or delayed transactions. Our email and computer systems, and systems used by other parties involved in a transaction have been subject to and are likely to continue to be the target of, fraudulent attacks, including attempts to cause us or the other parties to improperly transfer funds. Funds transferred to a fraudulent recipient are often not recoverable and in certain instances, we may be liable for those unrecovered funds. Our controls and procedures in place to prevent transfer errors and fraud may prove inadequate and may result in financial losses, reputational harm, loss of customers or other adverse consequences which could be material to Stewart.

A widespread health outbreak or pandemic, such as the current COVID-19 pandemic, could adversely impact our business operations

In early 2020, the COVID-19 pandemic escalated which resulted in decreased economic activity and financial volatility globally. In response to the pandemic, health and governmental bodies have issued travel restrictions, quarantine orders, temporary closures of non-essential businesses, and other restrictive measures. Although the title insurance industry has been deemed essential in the United States, the pandemic and measures to contain it have caused disruptions in the real estate market and on our business operations. While we continue to operate under our business continuity plan, using digital tools and innovative solutions, when possible, to protect the safety of our employees and customers, we have recently communicated our plan to safely return to the workplace in the immediate future. We have been carefully monitoring the Delta and Omicron variants of COVID 19, federal, state and local government guidelines, and communicate with our employees on a regular basis to mitigate health and safety risks.

Depending on the duration and extent of the disruption caused by the COVID-19 pandemic, as well as the counter-measures still being enacted by health and governmental bodies and their timing, our future results of operations and financial position may be significantly impacted, which may include decreased volume of orders and other business activity, delayed closing of real estate transactions, and decreased value of investments and other assets.

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

We may also be subject to additional state or federal regulations prescribed by legislation such as the Dodd-Frank Act or by regulations issued by the CFPB, Department of Labor, Office of the Comptroller of the Currency, Occupational Safety and Health Administration, Department of the Treasury or other agencies. Changes in regulations may have a material adverse effect on our business. In addition, state regulators perform periodic examinations of insurance companies, which could result in increased compliance or legal expenses.

Dividends from our insurance underwriting subsidiaries are an important source for capital planning.

We are a holding company and we receive dividends from our insurance subsidiaries and unregulated subsidiaries to pay our parent company's operating expenses, debt service obligations and dividends to our common stockholders. While we may have adequate cash available in our parent company and unregulated subsidiaries to fund these obligations, we may depend on dividends from our insurance underwriting subsidiaries to meet cash requirements for acquisitions and other strategic investments. In regard to our insurance subsidiaries, which include Guaranty and STIC, the insurance statutes and regulations of some states require us to maintain a minimum amount of statutory capital and restrict the amount of dividends that our insurance subsidiaries may pay to us. Refer to Note 3 to our audited consolidated financial statements and Item 7 - MD&A - Liquidity and Capital Resources for details on statutory surplus and dividend restrictions.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We currently lease under a non-cancelable operating lease that expires in year 2025 approximately 150,000 square feet of space in an office building in Houston, Texas, which is used for our corporate offices and for offices of several of our subsidiaries. Additionally, we lease space at approximately 623 locations for title and ancillary services office operations, production, administrative and technology centers. These additional locations include significant leased facilities in New York (New York), California (Irvine, Glendale, San Diego and Anaheim), Texas (Houston), Canada (Toronto), Arizona (Tucson) and Alaska (Anchorage).

Our leases expire through 2032 and we believe we will not have any difficulty obtaining renewals of leases as they expire or, alternatively, leasing comparable properties. The aggregate annual rent expense under all office leases was approximately $44.6 million in 2021.

We also own office buildings in Arizona, Texas, New York, New Mexico, California and the United Kingdom. These owned properties are not material to our consolidated financial condition. We consider all buildings and equipment that we own or lease to be well maintained, adequately insured and generally sufficient for our purposes.

Item 3. Legal Proceedings

Information regarding our legal proceedings can be found in Note 16 to our audited consolidated financial statements, included in Part IV, Item 15 of this annual report on Form 10-K and is incorporated herein by reference.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market and Holders Information. Our Common Stock is listed on the NYSE under the symbol “STC”. As of February 18, 2022, the number of stockholders of record was approximately 4,900 and the closing price of one share of our Common Stock was $65.62.

Stock Performance Graph. The following table and graph compares the yearly percentage change in our cumulative total stockholder return on Common Stock with the cumulative total return of the Russell 2000 Index and the Russell 2000 Financial Services Sector Index for the five years ended December 31, 2021. The presented information assumes that the value of the investment in our Common Stock and each index was $100 at December 31, 2016 and that all dividends were reinvested.

	2016	2017	2018	2019	2020	2021
Stewart	100.00	94.21	94.78	96.18	117.90	198.70
Russell 2000 Index	100.00	114.67	102.09	128.11	153.57	176.27
Russell 2000 Financial Services Sector Index	100.00	105.76	94.26	116.97	114.60	148.71

The performance graph above and the related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Exchange Act, as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

Dividends policy. Our current dividend policy anticipates the payment of quarterly dividends in the future. The declaration and payment of dividends will be at the discretion of our Board of Directors and will be dependent upon our future earnings, financial condition and capital requirements. Refer to Liquidity and Capital Resources.

Stock Repurchases. There were no stock repurchases during 2021, except for repurchases of approximately 42,400 shares (aggregate purchase price of approximately $2.3 million) related to statutory income tax withholding on the annual vesting of employee restricted share grants.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)
MANAGEMENT'S OVERVIEW

On a full year basis, 2021 net income attributable to Stewart was $323.2 million, or $11.90 per diluted share, compared to $154.9 million, or $6.22 per diluted share, in 2020. Pretax income before noncontrolling interests in 2021 was $434.0 million (13.1% pretax margin), an increase of 99% compared to $218.5 million (9.5% pretax margin) in 2020. Total revenues increased 45% to $3.3 billion in 2021, compared to $2.3 billion in the prior year, primarily due to increased transaction volumes and acquisitions, and higher title fees per file. Total operating expenses increased 39% to $2.9 billion in 2021, from $2.1 billion in 2020, consistent with the revenue growth. Refer to "Results of Operations" for detailed year-to-year income statement discussions, and "Liquidity and Capital Resources" for an analysis of Stewart's financial condition.

For the fourth quarter 2021, we reported net income attributable to Stewart of $85.5 million ($3.12 per diluted share), compared to net income attributable to Stewart of $59.7 million ($2.22 per diluted share) for the fourth quarter 2020. Fourth quarter 2021 pretax income before noncontrolling interests was $114.1 million compared to pretax income before noncontrolling interests of $83.9 million for the fourth quarter 2020.

Fourth quarter 2021 results included $6.5 million of pretax net realized and unrealized gains, which included $8.1 million of net unrealized gains on fair value changes of equity securities investments and $1.3 million of net gains related to acquisition contingent liability adjustments, partially offset by $2.9 million of net realized losses primarily related to sale of securities investments and other assets. Fourth quarter 2020 results included $4.4 million of pretax net realized and unrealized gains, composed of $3.9 million of net unrealized gains on fair value changes of equity securities investments and $0.5 million of net realized gains on sale of securities investments.

Summary results of the title segment are as follows (in $ millions, except pretax margin and % change):

	For the Three Months Ended December 31,
	2021	2020	% Change

Operating revenues	867.8	690.2	26%
Investment income	3.7	4.1	(9)%
Net realized and unrealized gains (losses)	4.9	4.4	12%
Pretax income	118.3	94.9	25%
Pretax margin	13.5%	13.6%

Pretax income for the title segment increased by $23.4 million, or 25%, in the fourth quarter 2021 compared to the prior year quarter, while pretax margin was 13.5% in the fourth quarter 2021 which was comparable to 13.6% in the fourth quarter 2020. Title operating revenues in the fourth quarter 2021 grew $177.5 million, or 26%, as a result of improvements in direct title and gross independent agency revenues of $81.9 million, or 24%, and $95.6 million, or 27%, respectively. In line with higher title revenues, overall segment operating expenses in the fourth quarter 2021 increased $154.3 million, or 26%, primarily driven by 28% and 31% higher agency retention expenses and combined title employee costs and other operating expenses, respectively, compared to the prior year quarter. The average independent agency remittance rate in the fourth quarter 2021 was 18.0%, compared to 18.2% in the prior year quarter. As a percentage of title revenues, combined title employee costs and other operating expenses increased to 40.6% in the fourth quarter 2021 compared to 38.8% in the fourth quarter 2020, primarily due to office consolidation costs and state sales tax assessments.

Title loss expense decreased $13.1 million, or 28%, in the fourth quarter 2021 compared to the prior year quarter, primarily due to favorable claims experience which was partially offset by higher title revenues. As a percentage of title revenues, the title loss expense in the fourth quarter 2021 was 3.9% compared to 6.8% in the prior year quarter. For the year, the title loss ratio was 4.2% compared to 5.3% in 2020.

The segment’s net realized and unrealized gains in the fourth quarter 2021 primarily included $8.1 million of net unrealized gains on fair value changes of equity securities investments, $2.0 million of net losses related to acquisition contingent liability adjustments, and $0.8 million of net realized losses on sale of securities investments, while net realized and unrealized gains in the fourth quarter 2020 were related to $3.9 million of net unrealized gains on fair value changes of equity securities investments and $0.5 million of net realized gains on sale of securities investments. Investment income in the fourth quarter 2021 was slightly lower compared to the prior year quarter, primarily due to lower interest income resulting from lower interest rates.

Direct title revenue information is presented below (in $ millions, except % change):

	For the Three Months Ended December 31,
	2021	2020	% Change
Non-commercial
Domestic	282.3	239.7	18%
International	38.3	35.7	7%
	320.6	275.4	16%
Commercial:
Domestic	93.1	58.1	60%
International	9.4	7.7	22%
	102.5	65.8	56%
Total direct title revenues	423.1	341.2	24%

Overall revenue improvements in both non-commercial and commercial operations contributed to higher direct title revenues in the fourth quarter 2021 compared to the prior year quarter. Non-commercial revenues increased $45.2 million, or 16%, primarily driven by increased residential purchase transactions and scale, partially offset by reduced refinancing transactions, in the fourth quarter 2021 compared to the fourth quarter 2020. Domestic commercial revenues increased $35.0 million, or 60%, in the fourth quarter 2021, primarily due to improved commercial transaction size and volume compared to the prior year quarter. Domestic commercial and residential fees per file in the fourth quarter 2021 were approximately $19,400 and $2,700, respectively, which were 50% and 38%, respectively, higher compared to the fourth quarter 2020. Total international revenues grew $4.3 million, or 10%, primarily due to increased residential and commercial transaction volumes in our Canadian operations in the fourth quarter 2021 compared to the prior year quarter.

Summary results of the ancillary services and corporate segment are as follows (in $ millions, except % change):

	For the Three Months Ended December 31,
	2021	2020	% Change
Total operating revenues	83.7	38.0	120%
Net realized losses	1.6	—	100%
Pretax loss	(4.2)	(11.0)	62%

The segment’s operating revenues improved $45.6 million, or 120%, in the fourth quarter 2021, compared to the prior year quarter, primarily due to revenues generated by recent acquisitions and increased revenues from appraisal management and online notary services. Net realized and unrealized gains during the fourth quarter 2021 were primarily related to acquisition contingent liability net gain adjustments, which were partially offset by asset disposal charges. The ancillary services operations in the fourth quarter 2021 generated pretax income of $5.3 million (which included $3.3 million of net gains related to acquisition contingent liability adjustments and $5.6 million of purchased intangibles amortization expense), compared to a fourth quarter 2020 pretax loss of $0.6 million (which included $1.6 million of purchased intangibles amortization expense).

Net expenses attributable to parent company and corporate operations in the fourth quarter 2021 were approximately $7.9 million, which included increased interest expense resulting from newly issued debt, while net expenses for the fourth quarter 2020 were approximately $10.4 million, which included costs related to charitable contributions and consulting fees.

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

Title loss reserves
Provisions for title losses, as a percentage of title operating revenues, were 4.2%, 5.3% and 4.6% for the years ended December 31, 2021, 2020 and 2019, respectively. Actual loss payment experience, including the impact of large losses, is the primary reason for increases or decreases in our loss provision. A 100 basis point change in the loss provisioning percentage, a reasonably likely scenario based on our historical loss experience, would have increased or decreased our provision for title losses, and affected pretax operating results by approximately $30.0 million for the year ended December 31, 2021.

We consider our actual claims payments and incurred loss experience, including the frequency and severity of claims, compared to our actuarial estimates of claims payments and incurred losses in determining whether our overall loss experience has improved or worsened relative to prior periods. We also consider the impact of economic or market factors on particular policy years to determine whether the results of those policy years are indicative of future expectations. In addition, large claims (those exceeding $1.0 million on a single claim), including large title losses due to independent agency defalcations, are analyzed and reserved for separately due to the potential higher dollar amount of loss, lower volume of claims reported and sporadic reporting of such claims. We evaluate the frequency and severity of large losses in determining whether our experience has improved or worsened. Our method for recording the reserves for title losses on both an interim and annual basis begins with the calculation of our current loss provision rate which is applied to our current premium revenues, resulting in a title loss expense for the period, except for large claims and escrow losses. This loss provision rate is set to provide for losses on current year policies and is primarily determined using moving average ratios of recent actual policy loss payment experience (net of recoveries) to premium revenues.

Due to the inherent uncertainty in predicting future title policy losses, significant judgment is required by our management and our third-party actuaries in estimating reserves. As a consequence, our ultimate liability may be materially greater or lower than current reserves and/or our third-party actuary’s calculated estimates.

Provisions for known claims arise primarily from prior policy years as claims are not typically reported until several years after policies are issued. Provisions - Incurred But Not Reported (IBNR) are estimates of claims expected to be incurred over the next 20 years; therefore, it is not unusual or unexpected to experience changes to those estimated provisions in both current and prior policy years as additional loss experience on policy years is obtained. This loss experience may result in changes to our estimate of total ultimate losses expected (i.e., the IBNR policy loss reserve). Current year provisions - IBNR are recorded on policies issued in the current year as a percentage of premiums earned (loss provisioning rate). As claims become known, provisions are reclassified from IBNR to known claims. Adjustments relating to large claims may impact provisions either for known claims or for IBNR.

	2021	2020	2019
	(in $ millions)
Provisions – Known Claims:
Current year	22.8	14.3	18.4
Prior policy years	55.7	68.8	73.5
	78.5	83.1	91.9
Provisions – IBNR
Current year	98.3	84.5	60.7
Prior policy years	5.1	16.4	5.3
	103.4	100.9	66.0
Transferred IBNR to Known Claims	(55.7)	(68.8)	(73.5)
Total provisions	126.2	115.2	84.4

In 2021, total known claims provisions decreased by $4.6 million, or 6%, to $78.5 million primarily due to lower reported claims relating to prior year policies compared to 2020. Total 2021 provisions - IBNR increased by $2.5 million, or 3%, to $103.4 million compared to the prior year, primarily due to increased title premiums in 2021, partially offset by the effect of lower provisioning rates due to favorable claims experience. In 2020, total known claims provisions decreased by $8.8 million, or 10%, to $83.1 million primarily due to lower reported claims relating to prior year policies compared to 2019. Total 2020 provisions - IBNR increased by $34.9 million, or 53%, to $100.9 million compared to the prior year, primarily due to increased title premiums, higher loss provisioning rates driven by an overall uncertainty related to incurred losses resulting from the COVID-19 pandemic, and unfavorable loss experience in our Canadian operations. As a percentage of title operating revenues, current year provisions - IBNR were 3.3%, 3.9% and 3.3% in 2021, 2020 and 2019, respectively.

In addition to title policy claims, we incur losses in our direct operations from escrow, closing and disbursement functions. Escrow losses typically relate to errors or other miscalculations of amounts to be paid at closing, including timing or amount of a mortgage payoff, payment of property or other taxes and payment of homeowners’ association fees, and wire fraud. In those cases, the title insurer incurs the loss under its obligation to ensure that an unencumbered title is conveyed. These losses are recognized as expenses when discovered or when contingencies associated with them (such as litigation) are resolved and are typically paid less than 12 months after the loss is recognized.

Large title losses due to independent agency defalcations typically occur when the independent agency misappropriates funds from escrow accounts under its control. Such losses are usually discovered when the independent agency fails to pay off an outstanding mortgage loan at closing (or immediately thereafter) from the proceeds of the new loan. These incurred losses are typically more severe in terms of dollar value compared with traditional title policy claims since the independent agency is often able, over time, to conceal misappropriation of escrow funds relating to more than one transaction through the constant volume of funds moving through its escrow accounts. In declining real estate markets, lower transaction volumes result in a lower incoming volume of funds, making it more difficult to cover up the misappropriation with incoming funds. Thus, when the defalcation is discovered, it often relates to several transactions. In addition, the overall decline in an independent agency’s revenues, profits and cash flows increases the agency’s incentive to improperly utilize the escrow funds from real estate transactions. For each of the three years ended December 31, 2021, our net title losses due to independent agency defalcations were not material.

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

Goodwill impairment
Goodwill is not amortized, but is reviewed for impairment annually or whenever occurrences of events indicate a potential impairment at the reporting unit level. Refer to Note 1-L to our audited consolidated financial statements for details about our goodwill impairment review process.

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

During 2021 and 2020, we utilized the qualitative approach in assessing goodwill impairment for each of our reporting units and concluded that no impairment was necessary. Refer also to Note 8 to our audited consolidated financial statements for details on goodwill.

RESULTS OF OPERATIONS

We discuss in this section the consolidated results of operations for the years 2021 and 2020, as compared to each corresponding prior year. Factors contributing to fluctuations in our results of operations are presented in the order of their monetary significance, and significant changes are quantified, when necessary. Segment results are included in the discussions and are discussed separately, when relevant.

Industry data. Published U.S. mortgage interest rates and other selected residential housing data for the three years ended December 31, 2021 are shown below (amounts shown for 2021 are preliminary and subject to revision). The amounts below may not relate directly to or provide accurate data for forecasting our operating revenues or order counts. Our statements on home sales, mortgage interest rates and loan activity are based on averaged published industry data from sources including Fannie Mae, Freddie Mac, and the Mortgage Bankers Association, when available.

	2021	2020	2019
Mortgage interest rates (30-year, fixed-rate) – %
Averages for the year	2.96	3.11	3.94
First quarter	2.88	3.51	4.37
Second quarter	3.00	3.23	4.00
Third quarter	2.87	2.95	3.67
Fourth quarter	3.08	2.76	3.70
Mortgage originations – $ billions	4,192	4,241	2,358
Refinancings – % of originations	58	64	46
New home sales – in millions	0.78	0.83	0.68
New home median sales price – in $ thousands	392	335	323
Existing home sales – in millions	6.14	5.66	5.34
Existing home median sales price – in $ thousands	346	295	273

Total mortgage originations in 2021 declined slightly by 1% compared to 2020 primarily due to lower refinancing activity, which decreased by 10%, partially offset by a 14% improvement in purchase originations. The lower refinancing originations in 2021 were expected as the record activity in 2020 was anticipated to decelerate, as interest rates gradually increased. Existing homes sales in 2021 improved by 8%, compared to the prior year, as housing demand continue to remain strong with buyers securing homes before interest rates increase further, while new homes sales declined by 5% in 2021 compared to 2020, primarily due to the supply constraints which are limiting sales and inventory. Median home prices for new and existing homes both increased by 17% due to the strong demand and limited supply.

For 2022, the average 30-year mortgage interest fixed rate is anticipated to further climb to 3.6%, primarily influenced by the expected federal monetary policy tightening to combat elevated inflation. While this will further reduce refinancing lending and limit home affordability, with median home prices forecasted to further move up 8% compared to 2021, the industry expects homes sales to grow on a more sustainable pace. New and existing homes sales are anticipated to improve 16% and 1%, respectively, in 2022 compared to 2021.

Factors affecting revenues. Our primary business is title insurance and settlement-related services. We close transactions and issue title policies on homes, commercial and other real properties located in all 50 states, the District of Columbia and international markets through policy-issuing offices, agencies and centralized title services centers. Our ancillary services and corporate segment includes our parent holding company expenses and certain enterprise-wide overhead costs, along with our ancillary services operations, which are principally appraisal management services, online notarization and closing services, credit and real estate data services, search and valuation services.

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
•supply chains;
•market share;
•ability to attract and retain highly productive sales associates;
•departure of revenue-attached employees;

•independent agency remittance rates;
•opening of new offices and acquisitions;
•office closures;
•number and value of commercial transactions, which typically yield higher premiums;
•government or regulatory initiatives impacting regulatory or operational requirements, including tax incentives and the implementation of the integrated disclosure and cybersecurity requirements;
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

Title revenues. Direct title revenue information is presented below:

	Year Ended December 31			Change		Percent Change
	2021	2020	2019	2021 vs 2020	2020 vs 2019	2021 vs 2020	2020 vs 2019
	(in $ millions)			(in $ millions)
Non-commercial
Domestic	991.4	743.7	565.9	247.7	177.8	33%	31%
International	157.1	106.1	90.9	51.0	15.2	48%	17%
	1,148.5	849.8	656.8	298.7	193.0	35%	29%
Commercial:
Domestic	242.3	166.7	188.4	75.6	(21.7)	45%	(12)%
International	31.4	21.4	24.3	10.0	(2.9)	47%	(12)%
	273.7	188.1	212.7	85.6	(24.6)	46%	(12)%
Total direct title revenues	1,422.2	1,037.9	869.5	384.3	168.4	37%	19%

Direct title revenues in 2021 grew 37% compared to the prior year, as a result of overall revenue improvements in both non-commercial and commercial operations. Non-commercial revenues increased 35% in 2021, primarily driven by increased residential transactions and scale compared to 2020. Domestic commercial revenues increased 45% in 2021 compared to 2020, primarily due to improved commercial transaction size and volume. Total purchase and refinancing closed orders improved 12%, while commercial closed orders increased 15% in 2021 compared to the prior year. Domestic commercial and residential fees per file in 2021 were approximately $14,000 and $2,300, respectively, which respectively were 26% and 18% higher compared to 2020. Total international revenues grew $61.0 million, or 48%, in 2021 compared to 2020, primarily due to increased residential and commercial transaction volumes in our Canadian operations.

Direct title revenues in 2020 improved 19% compared to 2019, primarily due to higher non-commercial revenues driven by increased purchase and refinancing residential orders, partially offset by decreased commercial revenues primarily resulting from reduced transaction sizes and volumes. Total refinancing and purchased closed orders in 2020 increased 123% and 8%, respectively; while commercial closed orders decreased 8% compared to 2019. Domestic residential fee per file in 2020 was approximately $1,900 compared to $2,200 in 2019, primarily as a result of a higher mix of refinancing compared to purchase transactions in 2020. Domestic commercial fee per file in 2020 was $11,100 compared to $11,600 in 2019, primarily due to lower transaction sizes resulting from the slowdown in the commercial real estate market as a result of the COVID-19 pandemic. Total international revenues grew $12.3 million, or 11%, in 2020 versus 2019, primarily because of higher volumes generated by our Canada operations, partially offset by lower volumes from other international locations.

Closed and opened orders information is as follows:

	Year Ended December 31			Change		% Change
	2021	2020	2019	2021 vs 2020	2020 vs 2019	2021 vs 2020	2020 vs 2019
Opened Orders:
Commercial	18,113	15,748	17,813	2,365	(2,065)	15%	(12)%
Purchase	283,350	250,058	227,073	33,292	22,985	13%	10%
Refinance	256,621	304,064	141,852	(47,443)	162,212	(16)%	114%
Other	6,753	3,868	4,744	2,885	(876)	75%	(18)%
Total	564,837	573,738	391,482	(8,901)	182,256	(2)%	47%

Closed Orders:
Commercial	17,334	15,035	16,269	2,299	(1,234)	15%	(8)%
Purchase	217,895	178,935	165,219	38,960	13,716	22%	8%
Refinance	211,109	203,763	91,289	7,346	112,474	4%	123%
Other	4,736	2,594	3,222	2,142	(628)	83%	(19)%
Total	451,074	400,327	275,999	50,747	124,328	13%	45%

Gross revenues from independent agency operations (agency revenues) increased $431.6 million, or 38%, and $180.5 million, or 19%, in 2021 and 2020, respectively, compared to corresponding prior years, which was consistent with the trends of our direct title operations and the overall improved real estate market. In line with the change in gross agency revenues, net agency revenues (which are net of agency retention) increased $75.7 million, or 37%, and $35.2 million, or 21%, in 2021 and 2020, respectively, compared to 2020 and 2019. Refer further to the "Retention by agencies" discussion under Expenses below.

Title revenues by geographic location. The approximate amounts and percentages of consolidated title operating revenues for the last three years ended December 31, 2021 were as follows:

	Year Ended December 31			Percentages
	2021	2020	2019	2021	2020	2019
	(in $ millions)
Texas	469	359	316	16%	16%	17%
New York	263	187	216	9%	9%	12%
International	198	134	122	7%	6%	7%
California	192	163	134	6%	7%	7%
Florida	150	102	78	5%	5%	4%
All others	1,733	1,244	974	57%	57%	53%
	3,005	2,189	1,840	100%	100%	100%

Ancillary services revenues. Ancillary services revenues in 2021 and 2020 improved $177.1 million, or 214%, and $45.2 million, or 121%, respectively, compared to 2020 and 2019, primarily due to revenues generated from new acquisitions, partially offset by lower revenues from our capital markets search and home equity valuation services operations as a result of reduced market activity in 2021 and 2020.

Investment income. Investment income in 2021 and 2020 decreased $1.8 million, or 9%, and $1.2 million, or 6%, respectively, compared to 2020 and 2019, primarily due to reduced interest income on investments resulting from the lower interest rates environment in 2021 and 2020. Refer to Note 6 to our audited consolidated financial statements for additional details.

Net realized and unrealized gains. Refer to Note 6 to our audited consolidated financial statements for details.

Expenses. Our employee costs and certain other operating expenses are sensitive to inflation. An analysis of expenses is shown below:

	Year Ended December 31			Change		% Change
	2021	2020	2019	2021 vs 2020	2020 vs 2019	2021 vs 2020	2020 vs 2019
	(in $ millions)			(in $ millions)
Amounts retained by independent agencies	1,300.4	944.5	799.2	355.9	145.3	38%	18%
As a % of agency revenues	82.2%	82.1%	82.3%
Employee costs	777.0	613.2	567.2	163.8	46.0	27%	8%
As a % of operating revenues	23.8%	27.0%	30.2%
Other operating expenses	626.8	375.2	345.3	251.6	29.9	67%	9%
As a % of operating revenues	19.2%	16.5%	18.4%
Title losses and related claims	126.2	115.2	84.4	11.0	30.8	10%	36%
As a % of title revenues	4.2%	5.3%	4.6%

Retention by agencies. Amounts retained by title agencies are based on agreements between agencies and our title underwriters. Amounts retained by independent agencies, as a percentage of revenues generated by them, averaged 82.2%, 82.1% and 82.3% in 2021, 2020 and 2019, respectively. The average retention percentage may vary from period to period due to the geographical mix of agency operations, the volume of title revenues and, in some states, laws or regulations. Due to the variety of such laws or regulations, as well as competitive factors, the average retention rate can differ significantly from state to state. In addition, a high proportion of our independent agencies are in states with retention rates greater than 80%. We continue to focus on increasing profit margins in every state, increasing premium revenue in states where remittance rates are above 20%, and maintaining the quality of our agency network, which we believe to be the industry’s best, in order to mitigate claims risk and drive consistent future performance. While market share is important in our agency operations channel, it is not as important as margins, risk mitigation and profitability.

Selected cost ratios (by segment). The following table shows employee costs and other operating expenses as a percentage of related segment operating revenues for the years ended December 31:

	Employee Costs			Other Operating Expenses
	2021	2020	2019	2021	2020	2019
Title	24.3%	26.8%	29.4%	13.8%	13.5%	16.5%
Ancillary services and corporate	17.7%	31.3%	70.7%	81.6%	95.6%	109.6%

Employee costs. Consolidated employee costs increased $163.8 million, or 27%, in 2021 compared to 2020, primarily due to increased salaries and employee benefits on a 20% higher average employee count driven by acquisitions, higher incentive compensation on improved overall operating results, and increased temporary labor and overtime costs on increased transaction volumes. Consolidated employee costs increased $46.0 million, or 8%, in 2020 compared to 2019, primarily due to acquisitions, higher incentive compensation on improved operating results, and increased overtime costs driven by higher transaction volumes, partially offset by reduced salaries expense resulting from a 4% reduction in average employee counts (excluding acquisitions) in 2020.

Our total employee counts at December 31, 2021, 2020 and 2019 were approximately 7,300, 5,800 and 5,300, respectively, with increases in 2021 and 2020 driven by acquisitions. Average cost per employee in 2021 and 2020 increased 5% and 7%, respectively, compared to the corresponding prior years, while as a percentage of total operating revenues, employee costs were 23.8%, 27.0% and 30.2% in 2021, 2020 and 2019, respectively.

Employee costs for the title segment increased $143.7 million, or 24%, and $46.6 million, or 9%, in 2021 and 2020, respectively, compared to corresponding prior years, primarily due to acquisitions and higher incentive compensation on higher title revenues. Employee costs in the ancillary services and corporate segment increased $20.0 million, or 77%, in 2021 compared to 2020, due to higher salaries and employee benefits as a result of acquisitions, while employee costs decreased $0.6 million, or 2%, in 2020 compared to 2019, primarily due to reduced average employee counts driven by volume declines, partially offset by added employee costs from 2020 acquisitions.

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

Consolidated other operating expenses increased $251.6 million, or 67%, and $29.8 million, or 9%, in 2021 and 2020, respectively, compared to corresponding prior years. Other operating expenses, as a percentage of total operating revenues (other operating expenses ratio), were 19.2%, 16.5% and 18.4% in 2021, 2020 and 2019, respectively. Excluding non-operating charges in 2019 primarily related to FNF merger expenses, executive insurance policy settlement and office closures, the other operating expenses ratio for 2019 was 17.5%.

In 2021, costs fixed in nature increased $29.0 million, or 21%, compared to 2020, primarily due to acquisitions, (which added technology costs, professional fees, and rent and other occupancy expenses), higher third-party outsourcing provider fees and increased consulting fees related to business acquisition and integration. Variable costs increased $206.5 million, or 101%, primarily due to increased appraiser and service expenses on higher ancillary services revenues, increased outside title search, attorney fee splits and premium taxes on improved title revenues, and state sales tax assessments. Independent costs increased $16.1 million, or 46%, primarily due to office consolidation costs, higher marketing and travel expenses, and increased bank service fees.

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

Title losses. Provisions for title losses, as a percentage of title operating revenues, were 4.2%, 5.3% and 4.6% in 2021, 2020 and 2019, respectively. The title loss ratio in any given year can be significantly influenced by new large claims incurred as well as adjustments to reserves for existing large claims. We continue to manage and resolve large claims prudently and in keeping with our commitments to our policyholders.

For the year ended December 31, 2021, title losses increased $11.0 million, or 10%, compared to the prior year, primarily due to increased title premiums, partially offset by favorable claims experience. For the year ended December 31, 2020, title losses increased $30.8 million, or 36%, compared to 2019, primarily due to increased title premiums, higher loss provisioning rate driven by an overall uncertainty related to incurred losses resulting from the COVID-19 pandemic, and unfavorable loss experience in our Canadian operations.

Title losses paid were $71.5 million, $82.0 million and $91.0 million in 2021, 2020 and 2019, respectively. Total claims payments in 2021 decreased compared to the prior year, due to lower payments on large and non-large claims. Total claim payments in 2020 decreased compared to 2019, primarily due to lower payments on non-large claims, partially offset by higher payments on large claims. Claims payments made on large title claims, net of insurance recoveries, during 2021, 2020 and 2019 were $2.8 million, $8.7 million and $6.1 million, respectively.

Our liability for estimated title losses as of December 31, 2021 and 2020 comprises both known claims and our IBNR. Known claims reserves are reserves related to actual losses reported to us. Our reserve for known claims comprises both claims related to title insurance policies as well as losses arising from escrow closing and funding operations due to fraud or error (which are recognized as expense when discovered). The amount of the reserve represents the aggregate, non-discounted future payments (net of recoveries) that we expect to incur on policy and escrow losses and in costs to settle claims.

Total title policy loss reserve balances at December 31 were as follows:

	2021	2020
	(in $ millions)
Known claims	75.9	68.9
IBNR	473.7	427.4
Total estimated title losses	549.6	496.3

The actual timing of estimated title loss payments may vary since claims, by their nature, are complex and paid over long periods of time. Based on historical payment patterns, 86% of the outstanding loss reserves are paid out within seven years. As a result, the estimate of the ultimate amount to be paid on any claim may be modified over that time period. Due to the inherent uncertainty in predicting future title policy losses, significant judgment is required by both our management and our third party actuaries in estimating reserves. As a consequence, our ultimate liability may be materially greater or less than current reserves and/or our third party actuary’s calculated estimates. As of December 31, 2021 and 2020, our reserve balance was above the actuarial midpoint of total estimated policy loss reserves. Refer to Note 10 (Estimated title losses) to our audited consolidated financial statements for details.

Depreciation and amortization. Depreciation and amortization expense increased $17.2 million, or 89%, in 2021 compared to 2020, primarily due to $16.4 million of intangible asset amortization from acquisitions. Depreciation and amortization expense in 2020 decreased $3.3 million, or 15%, compared to 2019, primarily due to certain information technology and other fixed assets being fully depreciated or written off by end of 2019, and reduced purchases of fixed assets in 2020, partially offset by $2.7 million of intangible asset amortization related to 2020 acquisitions.

Income taxes. Our effective tax rates for 2021, 2020 and 2019 were 22.5%, 24.0% and 25.3%, respectively, based on income before taxes (after deducting noncontrolling interests) of $417.2 million, $203.7 million and $105.3 million, respectively. Refer to Note 7 to our audited consolidated financial statements for details on the effective tax rates and income tax accounts.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources reflect our ability to generate cash flow to meet our obligations to shareholders, customers (payments to satisfy claims on title policies), vendors, employees, lenders and others. As of December 31, 2021, our total cash and investments, including amounts reserved pursuant to statutory requirements, aggregated $1.2 billion. Of our total cash and investments at December 31, 2021, $798.3 million ($517.5 million, net of statutory reserves) was held in the United States (U.S.) and the rest internationally, principally in Canada.

As a holding company, the parent company is funded principally by cash from its subsidiaries' earnings in the form of dividends, operating and other administrative expense reimbursements and pursuant to intercompany tax sharing agreements. Cash held at the parent company and its unregulated subsidiaries (which totaled $85.9 million at December 31, 2021) is available for funding the parent company's operating expenses, interest payments on debt and dividend payments to common stockholders. The parent company also receives distributions from Guaranty, its regulated title insurance underwriter, to meet cash requirements for acquisitions and other strategic investments.

A substantial majority of our consolidated cash and investments as of December 31, 2021 was held by Guaranty and its subsidiaries. The use and investment of these funds, dividends to the parent company, and cash transfers between Guaranty and its subsidiaries and the parent company are subject to certain legal and regulatory restrictions. In general, Guaranty may use its cash and investments in excess of its legally-mandated statutory premium reserve (established in accordance with requirements under Texas law) to fund its insurance operations, including claims payments. Guaranty may also, subject to certain limitations, provide funds to its subsidiaries (whose operations consist principally of field title offices and ancillary services operations) for their operating and debt service needs.

We maintain investments in accordance with certain statutory requirements for the funding of statutory premium reserves. Statutory premium reserves are required to be fully funded and invested in high-quality securities and short-term investments. Statutory reserve funds are not available for current claims payments, which must be funded from current operating cash flow. Included in investments in debt and equity securities are statutory reserve funds of approximately $523.5 million at December 31, 2021. In addition, included within cash and cash equivalents are statutory reserve funds of approximately $41.4 million at December 31, 2021. Although these cash statutory reserve funds are not restricted or segregated in depository accounts, they are required to be held pursuant to state statutes. If the Company fails to maintain minimum investments or cash and cash equivalents sufficient to meet statutory requirements, the Company may be subject to fines or other penalties, including potential revocation of its business license. As of December 31, 2021, our known claims reserve totaled $75.9 million and our estimate of claims that may be reported in the future, under U.S. generally accepted accounting principles, totaled $473.7 million. In addition to this, we had cash and investments (excluding equity method investments) of $339.2 million which are available for underwriter operations, including claims payments.

The ability of Guaranty to pay dividends to its parent is governed by Texas insurance law. The Texas Department of Insurance (TDI) must be notified in the future of any dividend declared, and any dividend in excess of the statutory maximum (which was approximately $210.1 million as of December 31, 2021) would be, by regulation, considered extraordinary and subject to pre-approval by the TDI (see Note 3 to our audited consolidated financial statements for details). Also, the Texas Insurance Commissioner may raise an objection to a planned distribution during the notification period. Guaranty’s actual ability or intent to pay dividends to its parent may be constrained by business and regulatory considerations, such as the impact of dividends on surplus, which could affect its ratings and competitive position, the amount of insurance it can write and its ability to pay future dividends. In 2021 and 2020, Guaranty paid dividends of $293.9 million (including an extraordinary dividend of $135.0 million) and $30.0 million, respectively.

Contractual obligations. Our material contractual obligations at December 31, 2021 are composed primarily of our unsecured senior notes (and the related semi-annual interest payments), other notes payable, operating leases, and reserves for estimated title losses. Refer to Note 9 (Notes payable) and Note 14 (Leases) to our audited consolidated financial statements for details on the unsecured senior notes and other notes payable, and operating leases, respectively. Refer to the Note 10 (Estimated title losses) to our audited consolidated financial statements and the Title losses section under Results of Operations for details on title losses.

Cash flows. As the parent company conducts no operations apart from its wholly-owned subsidiaries, the discussion below focuses on consolidated cash flows. Refer to the consolidated statements of cash flows in the audited consolidated financial statements.

	2021	2020	2019
	(in $ millions)
Net cash provided by operating activities	390.3	275.8	166.4
Net cash (used) provided by investing activities	(645.3)	(231.4)	7.0
Net cash provided (used) by financing activities	310.4	54.3	(37.8)

Operating activities. Our principal sources of cash from operations are premiums on title policies and revenue from title service-related transactions, ancillary services and other operations. Our independent agencies remit cash to us net of their contractual retention. Our principal cash expenditures for operations are employee costs, operating costs and title claims payments.

Net cash provided by operations improved by $114.5 million in 2021 compared to 2020, primarily as a result of the higher net income and lower claims payments in 2021. Net cash provided by operations in 2020 improved by $109.4 million compared to 2019, also primarily due to the higher net income generated and lower claim payments in 2020. Although our business is labor intensive, we are focused on a cost-effective, scalable business model which includes utilization of technology, centralized back and middle office functions and business process outsourcing. We are continuing our emphasis on cost management, especially in light of the current economic environment due to the COVID-19 pandemic, specifically focusing on lowering unit costs of production and improving operating margins in all our businesses. Our plans to improve margins include additional automation of manual processes, and further consolidation of our various systems and production operations. We continue to invest in the technology necessary to accomplish these goals.

Investing activities. Cash used and provided by investing activities is primarily driven by proceeds from matured and sold investments, purchases of investments, capital expenditures and acquisition of title offices and other businesses. During 2021, 2020 and 2019, total proceeds from securities investments sold and matured were $143.8 million, $96.0 million and $99.3 million, respectively; while cash used for purchases of securities investments was $143.9 million, $118.3 million and $77.5 million, respectively. During 2021, we also invested $16.1 million in equity method investments in title offices.

We used $600.0 million and $200.0 million of cash in 2021 and 2020, respectively, for acquisitions of various title and ancillary services businesses, consistent with our strategy of increasing scale, growth in key markets and broader technology and service offerings. We used $39.8 million, $15.0 million and $17.1 million of cash for purchases of property and equipment during 2021, 2020 and 2019, respectively, while we generated cash proceeds of $10.7 million in 2021 primarily from the sale of our Colorado buildings. We maintain investment in capital expenditures at a level that enables us to implement technologies for increasing our operational and back-office efficiencies and pursuing market growth.

Financing activities and capital resources. Total debt and stockholders’ equity were $483.5 million and $1.3 billion, respectively, as of December 31, 2021. As of December 31, 2021, our total debt-to-equity and debt-to-capitalization ratios, excluding short-term loan agreements in connection with our Section 1031 tax-deferred property exchange (Section 1031) business, were approximately 34% and 26%, respectively.

During 2021, we had the following debt transactions related to the parent company (refer to Note 9 to our audited consolidated financial statements for details of our debt transactions):
•During the first and third quarters of 2021, we drew a total of $175.0 million on our previous line of credit facility.
•In October 2021, we entered into an unsecured credit agreement which included a new $200.0 million line of credit facility and a $400.0 million short-term loan facility. We drew $370.0 million from the short-term loan facility and used a portion of the proceeds to payoff the $273.9 million balance on the previous line of credit facility.
•In November 2021, we completed an offering of $450.0 million unsecured ten-year senior notes (Senior Notes) and generated proceeds, net of underwriting discounts and issuance costs, of $444.0 million. We used a portion of the proceeds to payoff the $370.0 million balance of our short-term loan.

During 2021, 2020 and 2019, payments on notes payable of $165.0 million, $23.8 million and $25.0 million, respectively, and notes payable additions of $201.4 million, $16.5 million and $30.5 million, respectively, were related to our Section 1031 business, which had an outstanding balance of $37.1 million at December 31, 2021. As of December 31, 2021, the outstanding balance of our Senior Notes was $444.1 million, while the new the line of credit facility was fully available.

During 2021, we paid dividends of $1.365 per common share, compared to $1.20 per common share paid for each of 2020 and 2019. In aggregate, we paid total dividends of $36.6 million, $30.2 million and $28.3 million in 2021, 2020 and 2019, respectively. During 2020, we generated net proceeds of approximately $109.0 million from an issuance of new shares of Common Stock, which we used primarily for the acquisition of several title offices.

Effect of changes in foreign currency rates. The effect of changes in foreign currency rates on the consolidated statements of cash flows was a net (decrease) increase in cash and cash equivalents of $(2.2) million, $3.3 million and $2.9 million in 2021, 2020 and 2019, respectively. Our primary foreign currencies are the Canadian dollar and British pound, and, relative to the U.S. dollar, the value of the Canadian dollar was essentially unchanged and the value of the British pound declined in 2021, while both foreign currencies appreciated during 2020 and 2019.

***********

We believe we have sufficient liquidity and capital resources to meet the cash needs of our ongoing operations, including the current economic and real estate environment created by the COVID-19 pandemic (as discussed in Note 1-Q to our audited consolidated financial statements). However, we may determine that additional debt or equity funding is warranted to provide liquidity for achievement of strategic goals or acquisitions or for unforeseen circumstances. Other than scheduled maturities of debt, operating lease payments and anticipated claims payments, we have no material contractual commitments. We expect that cash flows from operations and cash available from our underwriters, subject to regulatory restrictions, will be sufficient to fund our operations, including claims payments. However, to the extent that these funds are not sufficient, we may be required to borrow funds on terms less favorable than we currently have or seek funding from the equity market, which may not be successful or may be on terms that are dilutive to existing stockholders.

Other comprehensive income (loss). Unrealized gains and losses on available-for-sale securities investments and changes in foreign currency exchange rates are reported net of deferred taxes in accumulated other comprehensive (loss) income, a component of stockholders’ equity, until realized. Refer to Note 1-H to our audited consolidated financial statements for details.

In 2021, net unrealized investment losses of $16.1 million, net of taxes, which increased our other comprehensive loss, were primarily related to decreases in the fair values of our corporate and foreign bond securities, primarily resulting from higher interest rates. The five-year U.S. treasury yield applicable on our investments increased approximately 90 basis points in 2021 versus 2020. Also in 2021, we recorded foreign currency translation losses which increased our other comprehensive loss by $0.7 million, net of taxes, which was primarily driven by the depreciation in value of the British pound against the U.S. dollar in 2021.

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

Off-balance sheet arrangements. We do not have any material source of liquidity or financing that involves off-balance sheet arrangements. We routinely hold funds in segregated escrow accounts relating to closing of real estate transactions that we service and tax-deferred property exchanges, pursuant to Section 1031 of the Internal Revenue Code, where we serve as a qualified intermediary and hold the proceeds until the related qualifying exchange occurs. In accordance with industry practice, these segregated accounts are not included on our balance sheet. See Note 15 to our audited consolidated financial statements included in Item 15 of Part IV of this report for details.

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

The material market risk in our investments in financial instruments is related to our debt securities investments, which represent approximately 87% of our total securities investment portfolio at December 31, 2021, with the remainder invested in equity securities. We invest primarily in corporate, foreign, municipal and U.S. government debt securities. We do not invest in financial instruments of a derivative or hedging nature. We have established policies and procedures to minimize our exposure to changes in the fair values of our investments. These policies include retaining an investment advisory firm, an emphasis upon credit quality, management of portfolio duration, maintaining or increasing investment income through high coupon rates and actively managing our risk profile and security mix depending upon market conditions. We have classified all of our debt securities investments as available-for-sale.

Investments in debt securities at December 31, 2021 mature, according to their contractual terms, as follows (actual maturities may differ because of call or prepayment rights):

	Amortized costs	Fair values
	(in $ thousands)
In one year or less	71,014	71,860
After one year through two years	94,063	95,558
After two years through three years	89,388	90,459
After three years through four years	49,596	50,133
After four years through five years	97,333	98,482
After five years	176,771	183,280
	578,165	589,772

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

Based on our foreign debt securities portfolio and foreign currency exchange rates at December 31, 2021, a 100 basis-point increase (decrease) in foreign currency exchange rates would result in an increase (decrease) of approximately $2.8 million in the fair value of our foreign debt securities portfolio. We do not currently employ hedging strategies with respect to foreign currency risk as we do not consider this risk as material to the Company. In addition, our international businesses conduct substantially all of their operations in their respective local currencies. Changes in foreign currency exchange rates may affect the fair value of the debt securities portfolio and may result in unrealized gains or losses.

Based on our debt securities portfolio and interest rates at December 31, 2021, a 100 basis-point increase (decrease) in interest rates would result in a decrease (increase) of approximately $19.8 million, or 3.4%, in the fair value of our portfolio. Changes in interest rates may affect the fair value of the debt securities portfolio and may result in unrealized gains or losses.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management's annual report on internal control over financial reporting. Our principal executive officer and principal financial officer are responsible for establishing and maintaining disclosure controls and procedures. They evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2021 and have concluded that, as of such date, our disclosure controls and procedures are adequate and effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) and 15d-15(f)). Our internal control over financial reporting is a process, under the supervision of our principal executive officer and principal financial officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this assessment, management believes that, as of December 31, 2021, our internal control over financial reporting is effective based on those criteria.

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

Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As a result, no corrective actions were required or undertaken.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding our directors and management team will be included in our proxy statement for our 2022 Annual Meeting of Stockholders which will be filed within 120 days after December 31, 2021 (Proxy Statement), and is incorporated in this report by reference.

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

Item 14. Principal Accountant Fees and Services

Information regarding fees paid to and services provided by our independent registered public accounting firm (KPMG LLP, PCAOB ID 185) will be included in the Proxy Statement and is incorporated in this report by reference.

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

(b)Exhibits required to be filed by Item 601 of Regulation S-K are listed below.

Exhibit
3.1	—	Restated Certificate of Incorporation of the Registrant, dated April 28, 2016 (incorporated by reference in this report from Exhibit 3.1 of the Current Report on Form 8-K filed April 29, 2016)
3.2	—	Third Amended and Restated By-Laws of the Registrant, as of April 27, 2016 (incorporated by reference in this report from Exhibit 3.2 of the Current Report on Form 8-K filed April 28, 2016)
4.1*	—	Description of Securities Registered Pursuant to Section 12 of The Securities Exchange Act of 1934
4.2	—
Amended and Restated Credit Agreement, dated effective as of November 9, 2018, among the Registrant, the guarantors named therein, Compass Bank, as administrative agent, and the lenders party thereto. (incorporated by reference in this report from Exhibit 10.1 of the Current Report on Form 8-K filed on November 13, 2018)

4.3	—
First Amendment to Amended and Restated Credit Agreement, dated effective as of May 7, 2020, by and among the Registrant, the guarantors named therein, BBVA USA, f/k/a Compass Bank, N.A., as administrative agent for the lenders, and the Lenders party thereto (incorporated by reference in this report from Exhibit 10.1 of the Current Report on Form 8-K filed May 11, 2020)

4.4	—
Second Amendment to Amended and Restated Credit Agreement, dated effective as of March 23, 2021, by and among the Registrant, the guarantors named therein, BBVA USA, f/k/a Compass Bank, N.A., as administrative agent for the lenders, and the Lenders party thereto (incorporated by reference in this report from Exhibit 10.1 of the Current Report on Form 8-K filed March 25, 2021)

4.5	—
Credit Agreement, dated October 28, 2021, among the Registrant, PNC Bank, as Administrative Agent, Swingline Loan Lender and Issuing Lender, the Guarantors, and Lenders Party thereto (incorporated by reference in this report from Exhibit 10.1 of the Quarterly Report on Form 10-Q filed on November 3, 2021)

4.6	—
Indenture, dated November 24, 2021, between the Registrant and Computershare Trust Company, N.A., as Trustee (incorporated by reference in this report from Exhibit 4.1 of the Current Report on Form 8-K filed November 24, 2021)

4.7	—
First Supplemental Indenture, dated November 24, 2021, between the Registrant and Computershare Trust Company, N.A., as Trustee (incorporated by reference in this report from Exhibit 4.2 of the Current Report on Form 8-K filed November 24, 2021)

4.8	—
Second Supplemental Indenture, dated November 24, 2021, between the Registrant and Computershare Trust Company, N.A., as Trustee (incorporated by reference in this report from Exhibit 4.3 of the Current Report on Form 8-K filed November 24, 2021)

4.9	—	Form of 3.6% Senior Notes due 2031 of the Registrant (incorporated by reference in this report from Exhibit 4.3 of the Current Report on Form 8-K filed November 24, 2021)
10.1†	—
Deferred Compensation Agreements dated March 10, 1986, amended July 24, 1990 and October 30, 1992, between the Registrant and certain executive officers (incorporated by reference in this report from Exhibit 10.2 of the Annual Report on Form 10-K for the year ended December 31, 1997)

10.2†	—
Restricted Stock Unit Award Agreement, effective March 10, 2021, by and between the Registrant and Frederick H. Eppinger (incorporated by reference in this report from Exhibit 10.1 of the Quarterly Report on Form 10-Q filed May 4, 2021)

Exhibit
10.3†	—
Restricted Performance Stock Unit Award Agreement, effective March 10, 2021, by and between the Registrant and Frederick H. Eppinger (incorporated by reference in this report from Exhibit 10.2 of the Quarterly Report on Form 10-Q filed May 4, 2021)

10.4†	—
Stock Option Agreement, effective March 10, 2021, by and between the Registrant and Frederick H. Eppinger (incorporated by reference in this report from Exhibit 10.3 of the Quarterly Report on Form 10-Q filed May 4, 2021)

10.5†	—
Restricted Stock Unit Award Agreement, effective March 10, 2021, by and between the Registrant and David C. Hisey (incorporated by reference in this report from Exhibit 10.4 of the Quarterly Report on Form 10-Q filed May 4, 2021)

10.6†	—
Restricted Performance Stock Unit Award Agreement, effective March 10, 2021, by and between the Registrant and David C. Hisey (incorporated by reference in this report from Exhibit 10.5 of the Quarterly Report on Form 10-Q filed May 4, 2021)

10.7†	—
Stock Option Agreement, effective March 10, 2021, by and between the Registrant and David C. Hisey (incorporated by reference in this report from Exhibit 10.6 of the Quarterly Report on Form 10-Q filed May 4, 2021)

10.8†	—
Restricted Stock Unit Award Agreement, effective March 10, 2021, by and between the Registrant and John L. Killea (incorporated by reference in this report from Exhibit 10.7 of the Quarterly Report on Form 10-Q filed May 4, 2021)

10.9†	—
Restricted Performance Stock Unit Award Agreement, effective March 10, 2021, by and between the Registrant and John L. Killea (incorporated by reference in this report from Exhibit 10.8 of the Quarterly Report on Form 10-Q filed May 4, 2021)

10.10†	—
Stock Option Agreement, effective March 10, 2021, by and between the Registrant and John L. Killea (incorporated by reference in this report from Exhibit 10.9 of the Quarterly Report on Form 10-Q filed May 4, 2021)

10.11†	—
Restricted Stock Unit Award Agreement, effective March 10, 2021, by and between the Registrant and Steven M. Lessack (incorporated by reference in this report from Exhibit 10.10 of the Quarterly Report on Form 10-Q filed May 4, 2021)

10.12†	—
Restricted Stock Unit Cliff Vest Award Agreement, effective March 10, 2021, by and between the Registrant and Steven M. Lessack (incorporated by reference in this report from Exhibit 10.11 of the Quarterly Report on Form 10-Q filed May 4, 2021)

10.13†	—
Restricted Performance Stock Unit Award Agreement, effective March 10, 2021, by and between the Registrant and Steven M. Lessack (incorporated by reference in this report from Exhibit 10.12 of the Quarterly Report on Form 10-Q filed May 4, 2021)

10.14†	—
Stock Option Agreement, effective March 10, 2021, by and between the Registrant and Steven M. Lessack (incorporated by reference in this report from Exhibit 10.13 of the Quarterly Report on Form 10-Q filed May 4, 2021)

10.15†	—
Restricted Stock Unit Award Agreement, effective March 10, 2021, by and between the Registrant and Tara S. Smith (incorporated by reference in this report from Exhibit 10.14 of the Quarterly Report on Form 10-Q filed May 4, 2021)

10.16†	—
Restricted Performance Stock Unit Award Agreement, effective March 10, 2021, by and between the Registrant and Tara S. Smith (incorporated by reference in this report from Exhibit 10.15 of the Quarterly Report on Form 10-Q filed May 4, 2021)

10.17†	—
Stock Option Agreement, effective March 10, 2021, by and between the Registrant and Tara S. Smith (incorporated by reference in this report from Exhibit 10.6 of the Quarterly Report on Form 10-Q filed May 4, 2021)

10.18	—
Stock purchase agreement, dated August 23, 2021, by and among Informative Research, the Shareholders of Informative Research listed on Exhibit A thereto, Sean Buckner, solely in the capacity of shareholder representative thereunder, and the Registrant (incorporated by reference in this report from Exhibit 10.1 of the Current Report on Form 8-K filed on August 26, 2021)

10.19	—
Stock purchase agreement, dated November 12, 2021, by, between and among Equimine, the Shareholders of Equimine, Nedal Makarem, in his individual capacity and as seller representative, and the Registrant (incorporated by reference in this report from Exhibit 10.1 of the Current Report on Form 8-K filed on November 12, 2021)

14.1	—
Code of Ethics for Chief Executive Officers, Principal Financial Officer and Principal Accounting Officer (incorporated by reference in this report from Exhibit 14.1 of the Annual Report on Form 10-K for the year ended December 31, 2004)

21.1*	—	Subsidiaries of the Registrant at December 31, 2021
23.1*	—	Consent of KPMG LLP

Exhibit
31.1*	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	—	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	—	XBRL Taxonomy Extension Schema Document
101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	—	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document
104*	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
†	Management contract or compensatory plan

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
Brian K. Glaze, Controller and Principal Accounting Officer

Date: February 28, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on our behalf by the following Directors:

/s/ Thomas G. Apel	/s/ William S. Corey, Jr.	/s/ Matthew W. Morris
(Thomas G. Apel)	(William S. Corey, Jr.)	(Matthew W. Morris)

/s/ Clifford Allen Bradley Jr.	/s/ Frederick H. Eppinger	/s/ Karen R. Pallotta
(Clifford Allen Bradley)	(Frederick H. Eppinger)	(Karen R. Pallotta)

/s/ Robert L. Clarke	/s/ Deborah J. Matz	/s/ Manuel Sanchez
(Robert L. Clarke)	(Deborah J. Matz)	(Manuel Sanchez)

Date: February 28, 2022

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES

1

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Stewart Information Services Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Stewart Information Services Corporation and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income and comprehensive income, cash flows, and equity for each of the years in the three‑year period ended December 31, 2021, and the related notes and financial statement schedules I and II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Evaluation of the liability for estimated title losses

As discussed in notes 1E and 10 to the consolidated financial statements, the liability for estimated title losses represents the aggregate future payments (net of recoveries) that the Company expects to make on title insurance policy losses and certain costs to settle claims that have been incurred as of the balance sheet date. The Company calculates the liability for estimated title losses by adjusting the prior period’s ending reserve balance for the current year provision for estimated title losses and actual claim payments. The Company calculates the current year provision for estimated title losses by determining current period loss provision rates and applying them to the Company’s current premiums, except for large claims and escrow losses, which are considered separately. Management analyzes the difference between the internally-calculated liability for estimated title losses and a third-party actuarially-derived liability. Factors considered as part of this analysis include actual claim payments and incurred loss experience, including the frequency and severity of claims, compared to actuarial estimates of claim payments and incurred losses, as well as the impact of the economic and real estate market environment on particular policy years. As of December 31, 2021, the balance of the liability for estimated title losses was $550 million.

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
February 28, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Stewart Information Services Corporation:

Opinion on Internal Control Over Financial Reporting
We have audited Stewart Information Services Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of income and comprehensive income, cash flows, and equity for each of the years in the three-year period ended December 31, 2021, and the related notes and financial statement schedules I and II (collectively, the consolidated financial statements), and our report dated February 28, 2022 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Houston, Texas
February 28, 2022

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2021	2020	2019
	(in $ thousands, except per share amounts)
Revenues
Title revenues:
Direct operations	1,422,244	1,037,852	869,457
Agency operations	1,582,640	1,151,030	970,540
Ancillary services	259,732	82,621	37,456
Operating revenues	3,264,616	2,271,503	1,877,453
Investment income	16,855	18,607	19,795
Net realized and unrealized gains (losses)	24,321	(1,678)	42,760
	3,305,792	2,288,432	1,940,008
Expenses
Amounts retained by agencies	1,300,431	944,480	799,229
Employee costs	776,968	613,195	567,173
Other operating expenses	626,762	375,188	345,349
Title losses and related claims	126,243	115,224	84,423
Depreciation and amortization	36,386	19,216	22,526
Interest	5,031	2,624	4,341
	2,871,821	2,069,927	1,823,041
Income before taxes and noncontrolling interests	433,971	218,505	116,967
Income tax expense	(93,989)	(48,833)	(26,695)
Net income	339,982	169,672	90,272
Less net income attributable to noncontrolling interests	16,766	14,767	11,657
Net income attributable to Stewart	323,216	154,905	78,615

Net income	339,982	169,672	90,272
Other comprehensive (loss) income, net of taxes:
Foreign currency translation adjustments	(679)	4,789	6,478
Change in net unrealized gains and losses on investments	(13,650)	15,443	15,184
Reclassification adjustment for realized gains and losses on investments	(2,440)	(511)	410
Other comprehensive (loss) income, net of taxes	(16,769)	19,721	22,072
Comprehensive income	323,213	189,393	112,344
Less comprehensive income attributable to noncontrolling interests	16,766	14,767	11,657
Comprehensive income attributable to Stewart	306,447	174,626	100,687

Basic average shares outstanding (000)	26,822	24,793	23,611
Basic earnings per share attributable to Stewart	12.05	6.25	3.33
Diluted average shares outstanding (000)	27,168	24,913	23,753
Diluted earnings per share attributable to Stewart	11.90	6.22	3.31
See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2021	2020
	(in $ thousands)
Assets
Cash and cash equivalents	485,919	432,683
Short-term investments	17,650	20,678
Investments in debt and equity securities, at fair value:
Statutory reserve funds	523,454	496,594
Other	155,760	187,793
	679,214	684,387
Receivables:
Premiums from agencies	45,428	34,507
Trade and other	75,079	56,054
Income taxes	5,420	501
Notes	1,124	1,557
Allowance for uncollectible amounts	(7,711)	(4,807)
	119,340	87,812
Property and equipment, at cost:
Land	2,545	2,964
Buildings	19,303	22,598
Furniture and equipment	216,261	168,147
Accumulated depreciation	(165,653)	(142,038)
	72,456	51,671
Operating lease assets	134,578	106,479
Title plants, at cost	76,859	72,863
Investments in investees, on an equity method basis	4,754	6,765
Goodwill	924,837	431,477
Intangible assets, net of amortization	229,804	37,382
Deferred tax assets, net	3,846	4,330
Other assets	64,105	42,048
	2,813,362	1,978,575
Liabilities
Notes payable	483,491	101,773
Accounts payable and accrued liabilities	287,326	225,180
Operating lease liabilities	149,417	119,089
Estimated title losses	549,614	496,275
Deferred tax liabilities, net	48,779	23,852
	1,518,627	966,169
Contingent liabilities and commitments
Stockholders’ equity
Common Stock – $1 par, authorized 51,500,000; issued 27,245,591 and 27,080,403; outstanding 26,893,430 and 26,728,242, respectively	27,246	27,080
Additional paid-in capital	282,376	274,857
Retained earnings	974,800	688,819
Accumulated other comprehensive income (loss):
Foreign currency translation adjustments	(8,917)	(8,238)
Net unrealized gains on debt securities investments	9,170	25,260
Treasury stock – 352,161 common shares, at cost, for both 2021 and 2020 (including 145,820 shares held by a subsidiary)	(2,666)	(2,666)
Total stockholders’ equity attributable to Stewart	1,282,009	1,005,112
Noncontrolling interests	12,726	7,294
Total stockholders’ equity	1,294,735	1,012,406
	2,813,362	1,978,575

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2021	2020	2019
	(in $ thousands)
Reconciliation of net income to cash provided by operating activities:
Net income	339,982	169,672	90,272
Add (deduct):
Depreciation and amortization	36,386	19,216	22,526
Provision for bad debt	3,023	649	1,672
Net realized and unrealized (gains) losses	(24,321)	1,678	7,240
Amortization of net premium on debt securities investments	3,624	4,261	4,939
Payments for title losses less than (in excess of) provisions	54,744	33,229	(6,585)
Adjustments for insurance recoveries of title losses	(220)	228	181
Increase in receivables – net	(18,822)	(6,598)	(2,917)
(Increase) decrease in other assets – net	(5,931)	(5,380)	6,865
(Decrease) increase in payables and accrued liabilities – net	(22,316)	62,738	31,471
Change in net deferred income taxes	12,721	(9,747)	8,669
Net income from equity investees	(9,488)	(3,504)	(3,044)
Dividends received from equity investees	9,180	3,704	2,721
Stock-based compensation expense	11,966	5,751	2,097
Other – net	(237)	(91)	252
Cash provided by operating activities	390,291	275,806	166,359
Investing activities:
Proceeds from sales of investments in securities	69,293	37,240	50,605
Proceeds from matured investments in debt securities	74,528	58,729	48,716
Purchases of investments in securities	(143,925)	(118,301)	(77,489)
Net sales (purchases) of short-term investments	2,358	3,894	(639)
Purchases of property and equipment	(39,799)	(14,992)	(17,075)
Proceeds from the sale of land, buildings, property and equipment, and real estate	10,682	230	1,349
Net cash paid for acquisition of businesses	(599,984)	(199,537)	—
Other – net	(18,429)	1,367	1,573
Cash (used) provided by investing activities	(645,276)	(231,370)	7,040
Financing activities:
Proceeds from notes payable	1,197,351	16,456	30,464
Payments on notes payable	(809,816)	(25,581)	(27,868)
Purchase of remaining interest of consolidated subsidiaries	(5,616)	—	—
Cash dividends paid	(36,637)	(30,226)	(28,345)
Distributions to noncontrolling interests	(16,407)	(13,944)	(11,506)
Payment of acquisition contingent consideration	(11,560)	—	—
Issuance of Common Stock	—	108,961	—
Repurchases of Common Stock	(2,252)	(1,054)	(532)
Proceeds from stock option and employee stock purchase plan exercises	2,715	—	—
Other - net	(7,404)	(311)	25
Cash provided (used) by financing activities	310,374	54,301	(37,762)
Effects of changes in foreign currency exchange rates	(2,153)	3,337	2,905
Increase in cash and cash equivalents	53,236	102,074	138,542
Cash and cash equivalents at beginning of year	432,683	330,609	192,067
Cash and cash equivalents at end of year	485,919	432,683	330,609

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2021	2020	2019
	(in $ thousands)
Supplemental information:
Net changes in financial statement amounts due to acquisition of businesses:
Goodwill acquired	493,383	182,587	—
Intangible assets acquired	211,591	37,835	—
Receivables and other assets acquired	5,316	13,677	—
Fixed assets and title plants acquired	14,277	—	—
Liabilities recognized	(102,047)	(34,562)	—
Deferred tax liabilities, net recognized	(16,587)	—	—
Minority interest liabilities recognized	(5,949)	—	—
Net cash paid for acquisition of subsidiaries and other assets	599,984	199,537	—
Income taxes paid, net	106,101	44,756	11,992
Interest paid	2,828	2,604	4,241
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock	Additional paid-in capital	Accumulated other comprehensive (loss) income	Retained Earnings	Treasury stock	Noncontrolling interests	Total
	(in $ thousands)
Balances at January 1, 2019	24,072	162,642	(24,771)	514,248	(2,666)	6,312	679,837
Net income attributable to Stewart	—	—	—	78,615	—	—	78,615
Dividends on Common Stock ($1.20 per share)	—	—	—	(28,471)	—	—	(28,471)
Stock-based compensation	3	2,094	—	—	—	—	2,097
Stock repurchases	(13)	(519)	—	—	—	—	(532)
Change in net unrealized gains and losses on investments, net of taxes	—	—	15,184	—	—	—	15,184
Reclassification adjustment for realized gains and losses on investments, net of taxes	—	—	410	—	—	—	410
Foreign currency translation adjustments (net of tax)	—	—	6,478	—	—	—	6,478
Net income attributable to noncontrolling interests	—	—	—	—	—	11,657	11,657
Distributions to noncontrolling interests	—	—	—	—	—	(11,506)	(11,506)
Net effect of changes in ownership and other	—	—	—	—	—	(10)	(10)
Balances at December 31, 2019	24,062	164,217	(2,699)	564,392	(2,666)	6,453	753,759
Net income attributable to Stewart	—	—	—	154,905	—	—	154,905
Dividends on Common Stock ($1.20 per share)	—	—	—	(30,478)	—	—	(30,478)
Issuance of Common Stock	3,026	105,935	—	—	—	—	108,961
Stock-based compensation	18	5,733	—	—	—	—	5,751
Stock repurchases	(26)	(1,028)	—	—	—	—	(1,054)
Change in net unrealized gains and losses on investments, net of taxes	—	—	15,443	—	—	—	15,443
Reclassification adjustment for realized gains and losses on investments, net of taxes	—	—	(511)	—	—	—	(511)
Foreign currency translation adjustments (net of tax)	—	—	4,789	—	—	—	4,789
Net income attributable to noncontrolling interests	—	—	—	—	—	14,767	14,767
Distributions to noncontrolling interests	—	—	—	—	—	(13,944)	(13,944)
Net effect of changes in ownership and other	—	—	—	—	—	18	18
Balances at December 31, 2020	27,080	274,857	17,022	688,819	(2,666)	7,294	1,012,406
Net income attributable to Stewart	—	—	—	323,216	—	—	323,216
Dividends on Common Stock ($1.37 per share)	—	—	—	(37,235)	—	—	(37,235)
Stock-based compensation	144	11,822	—	—	—	—	11,966
Stock option and employee stock purchase plan exercises	64	2,651	—	—	—	—	2,715
Stock repurchases	(42)	(2,210)	—	—	—	—	(2,252)
Purchase of remaining interest of consolidated subsidiary	—	(4,744)	—	—	—	(872)	(5,616)
Change in net unrealized gains and losses on investments, net of taxes	—	—	(13,650)	—	—	—	(13,650)
Reclassification adjustment for realized gains and losses on investments, net of taxes	—	—	(2,440)	—	—	—	(2,440)
Foreign currency translation adjustments (net of tax)	—	—	(679)	—	—	—	(679)
Net income attributable to noncontrolling interests	—	—	—	—	—	16,766	16,766
Distributions to noncontrolling interests	—	—	—	—	—	(16,407)	(16,407)
Net effect of changes in ownership and other	—	—	—	—	—	5,945	5,945
Balances at December 31, 2021	27,246	282,376	253	974,800	(2,666)	12,726	1,294,735
See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Years Ended December 31, 2021

NOTE 1

General. Stewart Information Services Corporation, through its subsidiaries (collectively, the Company), is primarily engaged in the business of providing title insurance and real estate transaction related services. The Company is a global real estate services company, offering products and services through its directly owned policy-issuing offices, network of independent agencies and other businesses within the Company. The Company provides its title products and services to homebuyers and sellers; residential and commercial real estate professionals; mortgage lenders and servicers; title agencies and real estate attorneys; and home builders. The Company also provides appraisal management services, online notarization and closing services, search and valuation services, and credit and real estate information services (referred to as ancillary services operations). The Company operates in the United States (U.S.) and internationally, primarily in Canada, the United Kingdom and Australia. Approximately 52% of consolidated title revenues for the year ended December 31, 2021 were generated in Texas, New York, California, Florida, Arizona, Colorado and international markets (principally Canada).

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

Appraisal management, abstract, and online notarization and closing services - Appraisal management and abstract services are primarily related to establishing the ownership, legal status and valuation of the property in a real estate transaction. In these cases, the Company does not issue a title insurance policy or perform duties of an escrow agent. Online notarization and closing services provide customers with streamlined, secure and paperless experience for notarization, signing and closing transactions. Revenues from these services are recognized upon delivery of the service to the customer.

Other revenues - These revenues consist primarily of fees related to tax-deferred property exchange services, credit and real estate information services, income from equity investees, and other services related to real estate closing transactions. For those products and services that are delivered at a point in time, the related revenue is recognized upon delivery based on the unit price of the product or service. For those products and services where delivery occurs over time, the related revenue is recognized ratably over the duration of the subscription.

Refer to Note 17 and Note 18 for the breakdown of the Company's operating revenues by type and by segment, respectively.

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

At each quarter end, the Company’s recorded reserve for title losses is based on the prior period’s reserve balance for claim losses, increased by the current period provision and reduced by actual paid claims. The resulting reserve balance is compared by management to its actuarially-based calculation of the ending reserve balance necessary to provide for future reported title losses. The actuarially-based calculation is a paid loss development calculation where loss development factors are selected based on company data and input from the Company’s third-party actuaries. The Company also obtains input from third-party actuaries in the form of a reserve analysis utilizing generally accepted actuarial methods. While the Company is responsible for determining its loss reserves, it utilizes this actuarial input to assess the overall reasonableness of its reserve estimation.

If the Company’s recorded reserve amount is not at the third-party actuarial point estimate, but is within a reasonable range (+7.0%/-4.0%) of its actuarially-based reserve calculation and the actuary’s point estimate, the Company’s management assesses the major factors contributing to the different reserve estimates in order to determine the overall reasonableness of its recorded reserve, as well as the position of the recorded reserves relative to the point estimate and the estimated range of reserves. The major factors considered can change from period to period and include items such as current trends in the real estate industry (which management can assess although there is a time lag in the development of this data for use by the actuary), the size and types of claims reported and changes in the Company’s claims management process. If the recorded amount is not within a reasonable range of the Company’s third-party actuary’s point estimate, the Company will adjust the recorded reserves in the current period and reassess the provision rate on a prospective basis. Once the Company’s reserve for title losses is recorded, it is reduced in future periods as a result of claims payments and may be increased or reduced by revisions to the Company’s estimate of the overall level of required reserves.

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

H. Investments in debt and equity securities. Investments in debt and equity securities are carried at fair value. Investments in debt securities are classified as available-for-sale and the net unrealized gains and losses on such investments, net of applicable deferred taxes, are included as a component of AOCI within stockholders' equity. Realized gains and losses on sales of investments are determined using the specific identification method. At the time unrealized gains and losses become realized, they are reclassified from AOCI using the specific identification method. Credit losses related to investments in debt securities are recognized through an allowance account, which is charged through income but may be reversed in future periods if no longer required. Fair value changes relating to investments in equity securities are recognized as part of net realized and unrealized gains and losses in the consolidated statements of income and comprehensive income

I. Property and equipment. Depreciation is principally computed using the straight-line method using the following estimated useful lives: buildings – 30 to 40 years and furniture and equipment – 3 to 5 years. Maintenance and repairs are expensed as incurred while improvements are capitalized. Gains and losses are recognized at disposal.

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

K. Impairment of long-lived assets. The Company reviews the carrying values of title plants and other long-lived assets if certain events occur that may indicate impairment. An impairment of these long-lived assets is indicated when, at the asset group level, projected undiscounted cash flows over the estimated lives of the assets are less than carrying values. If impairment is indicated, the recorded amounts are written down to fair values and charged to current operations.

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

M. Other intangibles. Other intangible assets are comprised principally of customer relationships, acquired technology, acquired trademarks, non-compete agreements and underwriting agreements. Intangible assets are amortized over their estimated lives: 10 to 12 years for customer relationships, 5 to 7 years for acquired technology, 3 years to indefinite for acquired trademarks, 3 to 5 years for non-compete agreements and 5 to 25 years for underwriting agreements. These intangible assets are reviewed for impairment when certain events or changes in circumstances occur that indicate that the carrying amount of an asset may not be recoverable - refer to Note 1-K.

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

Q. Business combinations. Amounts paid for acquisitions are allocated to the tangible and intangible assets acquired and liabilities assumed and are based on their estimated fair values at the date of acquisition. The excess of the fair value of the purchase consideration over the fair values of the identifiable assets and liabilities is recorded as goodwill. Acquisition-related costs are expensed in the periods in which the costs are incurred. The results of operations of acquired businesses are included in the consolidated financial statements from the date of acquisition. If the initial purchase accounting for an acquisition is incomplete by the end of the reporting period in which the acquisition occurred, provisional amounts are recorded. The measurement period for an acquisition ends the sooner of one year from the acquisition date or when management obtains acquisition-date information necessary to complete the purchase accounting. Adjustments to provisional amounts initially recorded are recognized in the reporting period in which the adjustment amounts are determined.

R. Impact of the COVID-19 pandemic. In early 2020, a global pandemic escalated relating to a novel strain of coronavirus (COVID-19), which resulted in decreased economic activity and financial volatility globally. In response to the pandemic, health and governmental bodies have issued travel restrictions, quarantine orders, temporary closures of non-essential businesses, and other restrictive measures. Although the title insurance industry has been deemed essential in the United States, the pandemic and measures to contain it have caused disruptions in the real estate market and on the Company's business operations. While the Company continues to operate under its business continuity plan, using digital tools and innovative solutions, when possible, to protect the safety of employees and customers, it has recently communicated its plan to safely return to the workplace in the immediate future. To the extent that the COVID-19 pandemic continues or worsens, it could adversely impact the Company's future operational and financial performance, which may result in impairments of its assets.

NOTE 2

Restrictions on cash and investments. The Company maintains investments in accordance with certain statutory requirements in the states of domicile of our underwriters for the funding of statutory premium reserves. Statutory reserve funds are required to be fully funded and invested in high-quality securities and short-term investments. Statutory reserve funds are not available for current claim payments, which must be funded from current operating cash flow. Included in investments in debt and equity securities are statutory reserve funds of approximately $523.5 million and $496.6 million at December 31, 2021 and 2020, respectively. In addition, included within cash and cash equivalents are statutory reserve funds of approximately $41.4 million and $20.0 million at December 31, 2021 and 2020, respectively. Although these cash statutory reserve funds are not restricted or segregated in depository accounts, they are required to be held pursuant to state statutes. If the Company fails to maintain minimum investments or cash and cash equivalents sufficient to meet statutory requirements, the Company may be subject to fines or other penalties, including potential revocation of its business license. These funds are not available for any other purpose. In the event that insurance regulators adjust the determination of the statutory premium reserves of the Company’s title insurers, these restricted funds as well as statutory surplus would correspondingly increase or decrease.

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

NOTE 3

Statutory surplus and dividend restrictions. Substantially all of the consolidated retained earnings at each year end were represented by Guaranty, which owns a majority of all the subsidiaries included in the consolidation. Guaranty cannot pay a dividend to its parent in excess of certain limits without the approval of the Texas Insurance Commissioner (TIC). Guaranty paid dividends of $293.9 million (including an extraordinary dividend of $135.0 million) and $30.0 million in 2021 and 2020, respectively. The maximum dividend that can be paid, on a rolling twelve-month period and subject to the timing of dividends paid in 2021, without the TIC's approval in 2022 is approximately $210.1 million, based on the greater of 2021 net operating income or 20% of statutory surplus as December 31, 2021.

Dividends from Guaranty are also voluntarily restricted primarily to maintain statutory surplus and liquidity at competitive levels and to demonstrate significant claims payment ability. The ability of a title insurer to pay claims can significantly affect the decision of lenders and other customers when buying a policy from a particular insurer. Surplus as regards policyholders (total statutory capital and surplus) for Guaranty was $826.9 million and $794.7 million at December 31, 2021 and 2020, respectively. Statutory net income for Guaranty was $188.8 million, $133.2 million and $38.3 million in 2021, 2020 and 2019, respectively.

The amount of statutory capital and surplus necessary to satisfy regulatory requirements for Guaranty was $2.0 million (and in the aggregate less than $2.0 million for all of the Company’s underwriter subsidiaries) at December 31, 2021, and each of its underwriter entities was in compliance with such requirements as of December 31, 2021.

NOTE 4
Investments in debt and equity securities. The total fair values of the Company's investments in debt and equity securities as of December 31 are detailed below:

	2021	2020
	(in $ thousands)
Investments in:
Debt securities	589,772	631,386
Equity securities	89,442	53,001
	679,214	684,387

As of December 31, 2021 and 2020, included in the above fair values of investments in equity securities were net unrealized investment gains of $21.1 million and $4.4 million, respectively.

The amortized costs and fair values of investments in debt securities as of December 31, are as follows:

	2021		2020
	Amortized costs	Fair values	Amortized costs	Fair values
	(in $ thousands)
Municipal	34,739	36,323	45,138	47,603
Corporate	249,757	258,102	285,962	305,450
Foreign	287,240	288,883	261,748	271,711
U.S. Treasury Bonds	6,429	6,464	6,564	6,622
	578,165	589,772	599,412	631,386

The Company believes its investment portfolio is diversified and expects no material loss to result from the failure to perform by issuers of the debt securities it holds. Investments made by the Company are not collateralized. Foreign debt securities primarily include Canadian government and corporate bonds, with aggregate fair values of $257.9 million and $240.4 million as of December 31, 2021 and 2020, respectively, and United Kingdom treasury and corporate bonds with aggregate fair values of $24.2 million and $25.2 million as of December 31, 2021 and 2020, respectively.

Gross unrealized gains and losses on investments in debt securities at December 31, were:

	2021		2020
	Gains	Losses	Gains	Losses
	(in $ thousands)
Municipal	1,585	1	2,465	—
Corporate	9,389	1,044	19,594	106
Foreign	3,285	1,642	10,024	61
U.S. Treasury Bonds	60	25	82	24
	14,319	2,712	32,165	191

Debt securities at December 31, 2021 mature, according to their contractual terms, as follows (actual maturities may differ due to call or prepayment rights):

	Amortized costs	Fair values
	(in $ thousands)
In one year or less	71,014	71,860
After one year through five years	330,380	334,632
After five years through ten years	146,214	150,137
After ten years	30,557	33,143
	578,165	589,772

Gross unrealized losses on investments in debt securities and the fair values of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2021, were:

	Less than 12 months		More than 12 months		Total
	Losses	Fair values	Losses	Fair values	Losses	Fair values
	(in $ thousands)
Municipal	1	130	—	—	1	130
Corporate	588	42,231	456	12,014	1,044	54,245
Foreign	1,502	118,943	140	3,394	1,642	122,337
U.S. Treasury Bonds	8	477	17	508	25	985
	2,099	161,781	613	15,916	2,712	177,697
The number of specific debt securities investment holdings in an unrealized loss position as of December 31, 2021 was 95. Of these securities, nine were in unrealized loss positions for more than 12 months. Since the Company does not intend to sell and will more likely than not maintain each investment security until its maturity or anticipated recovery, and no significant credit risk is deemed to exist, these investments are not considered as credit-impaired. The Company believes its investment portfolio is diversified and expects no material loss to result from the failure to perform by issuers of the debt securities it holds. Investments made by the Company are not collateralized.

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

NOTE 5
Fair value measurements. Fair value is the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal, or most advantageous, market for the asset or liability in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs when possible. The three levels of inputs used to measure fair value are as follows:
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
At December 31, 2021, financial instruments measured at fair value on a recurring basis are summarized below:

	Level 1	Level 2	Level 3	Fair value measurements
	(in $ thousands)
Investments in securities:
Debt securities:
Municipal	—	36,323	—	36,323
Corporate	—	258,102	—	258,102
Foreign	—	288,883	—	288,883
U.S. Treasury Bonds	—	6,464	—	6,464
Equity securities:	89,442	—	—	89,442
	89,442	589,772	—	679,214

At December 31, 2020, financial instruments measured at fair value on a recurring basis are summarized below:

	Level 1	Level 2	Level 3	Fair value measurements
	(in $ thousands)
Investments in securities:
Debt securities:
Municipal	—	47,603	—	47,603
Corporate	—	305,450	—	305,450
Foreign	—	271,711	—	271,711
U.S. Treasury Bonds	—	6,622	—	6,622
Equity securities:	53,001	—	—	53,001
	53,001	631,386	—	684,387

At December 31, 2021, Level 1 financial instruments consist of equity securities. Level 2 financial instruments consist of municipal, governmental, and corporate bonds, both U.S. and foreign. In accordance with the Company’s policies and guidelines which incorporate relevant statutory requirements, the Company’s third-party registered investment manager invests only in securities rated as investment grade or higher by the major rating services, where observable valuation inputs are significant. The fair value of the Company's investments in debt and equity securities is primarily determined using a third-party pricing service provider. The third-party pricing service provider calculates the fair values using both market approach and model valuation methods, as well as pricing information obtained from brokers, dealers and custodians. Management ensures the reasonableness of the third-party service valuations by comparing them with pricing information from the Company's investment manager.

NOTE 6

Investment income and net realized and unrealized gains. Investment income and net realized and unrealized gains for the years ended December 31 are detailed below:

	2021	2020	2019
	(in $ thousands)
Investment income:
Debt securities	13,313	15,026	15,580
Equity securities, short-term investments, cash equivalents and other	3,542	3,581	4,215
	16,855	18,607	19,795
Net realized and unrealized gains (losses):
Realized gains	13,015	2,231	53,465
Realized losses	(6,414)	(1,598)	(14,747)
Net unrealized investment gains (losses) recognized on equity securities still held	17,720	(2,311)	4,042
	24,321	(1,678)	42,760

In 2021, net realized and unrealized gains included $6.1 million of net realized gains from sale of buildings and other fixed assets and $3.8 million of net gains from acquisition contingent liability adjustments, partially offset by $2.7 million net realized losses related to disposals of equity method investment disposals.

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

Net investment gains and losses recognized for the years ended December 31 related to investments in equity securities are follows:

	2021	2020	2019
	(in $ thousands)
Total net investment gains (losses) recognized on equity securities during the period	19,351	(3,137)	4,825
Less: Net realized gains (losses) on equity securities sold during the period	1,631	(826)	783
Net unrealized investment gains (losses) recognized on equity securities still held at December 31	17,720	(2,311)	4,042

Proceeds from sales of investments in securities for the years ended December 31 are as follows:

	2021	2020	2019
	(in $ thousands)
Proceeds from sales of debt securities	68,450	36,449	46,834
Proceeds from sales of equity securities	843	791	3,771
Total proceeds from sales of investments in securities	69,293	37,240	50,605

NOTE 7

Income taxes. Income tax expense consists of the following:

	2021	2020	2019
	(in $ thousands)
Current income tax expense:
Federal	57,274	47,778	12,329
State	7,600	3,235	846
Foreign	16,508	7,567	4,851
	81,382	58,580	18,026
Deferred income tax expense (benefit):
Federal	13,175	(10,429)	6,631
State	2,197	388	150
Foreign	(2,765)	294	1,888
	12,607	(9,747)	8,669
Total income tax expense	93,989	48,833	26,695

The following reconciles income tax expense computed at the federal statutory rate with income tax expense as reported (in $ thousands, except for income tax rates):

	2021	2020	2019
Expected income tax expense at 21% (1)	87,613	42,785	22,116
State income tax expense - net of Federal impact	8,201	2,944	818
Valuation allowance	(4,427)	2,427	1,326
Nondeductible expenses	4,090	2,399	3,249
Foreign income tax rate differential	3,549	1,465	138
Net (benefit) expense for the Canadian branch (2)	(2,130)	(1,478)	613
Research and development credits	(398)	(1,055)	(278)
Return-to-provision and true-up adjustments	(1,617)	(438)	(776)
Other – net	(892)	(216)	(511)
Income tax expense	93,989	48,833	26,695
Effective income tax rate (1)	22.5%	24.0%	25.3%
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

	2021	2020
	(in $ thousands)
Deferred tax assets:
Net operating loss (NOL) carryforwards	22,615	5,036
Accrued expenses	20,922	18,747
Federal offset to Canadian deferred tax liability	7,591	8,299
Tax credit carryforwards	2,816	4,596
Deferred payroll taxes	1,782	3,297
Allowance for uncollectible amounts	1,719	1,056
Title loss provisions	1,191	1,100
Investments	1,161	1,529
Foreign currency translation adjustments	707	959
Net unrealized losses on investments in securities	361	2,719
Other intangibles from acquisitions	—	1,321
Other	821	1,212
Deferred tax assets – gross	61,686	49,871
Valuation allowance	(2,279)	(6,471)
Deferred tax assets – net	59,407	43,400
Deferred tax liabilities:
Other intangible assets from acquisitions	(34,180)	—
Amortization – goodwill and other intangibles	(30,307)	(26,669)
Title loss provisions	(18,233)	(18,724)
Fixed assets	(10,074)	(6,046)
Net unrealized gains on investments in securities	(7,131)	(7,684)
Deferred compensation on life insurance policies	(2,517)	(2,296)
Investments	(989)	(1,193)
Other	(909)	(310)
Deferred tax liabilities – gross	(104,340)	(62,922)
Net deferred income tax liability	(44,933)	(19,522)

At December 31, 2021, the Company's deferred tax assets related to NOL carryforwards are composed of a $17.4 million U.S. federal NOL carryforward from an acquisition in 2021 with no expiration, various state NOL carryforwards which will expire in varying amounts from 2022 through 2041, and foreign NOL carryforwards which will expire in varying amounts from 2022 through 2025 or have unlimited carryforward periods. The future utilization of all NOL carryforwards is subject to various limitations. At December 31, 2021, the Company had $1.4 million of foreign tax credit carryforwards that will begin to expire in 2028. The future utilization of these credit carryforwards is subject to various limitations. Foreign jurisdictions where the Company makes tax payments include Canada, Australia, Costa Rica and the United Kingdom.

The Company's valuation allowance at December 31, 2021 relates primarily to all foreign tax credit carryforwards and certain state and foreign NOL carryforwards which the Company believes are not more-likely-than-not to be utilized prior to expiration.

The Company’s income tax returns are routinely subject to examinations by U.S. federal, foreign, and state and local tax authorities. At December 31, 2021, the Company’s 2018 through 2020 U.S. federal income tax returns and 2016 through 2020 Canadian income tax returns remain subject to examination. The Company is subject to routine examinations by state tax jurisdictions and remains subject to examination for 2016 through 2020 tax returns. The Company expects no material adjustments from any ongoing tax return examinations.

NOTE 8
Goodwill and other intangibles. The summary of changes in goodwill is as follows:

	Title	Ancillary Services and Corporate	Total
	(in $ thousands)
Balances at January 1, 2020	243,161	5,729	248,890
Acquisitions	118,272	64,315	182,587
Balances at December 31, 2020	361,433	70,044	431,477
Acquisitions	241,484	258,069	499,553
Purchase adjustments	(3,600)	(2,570)	(6,170)
Disposals	(23)	—	(23)
Balances at December 31, 2021	599,294	325,543	924,837

For its annual goodwill impairment test (see Note 1-L), the Company utilized the qualitative assessment in 2021 and 2020, and determined that goodwill related to each of its reporting units was not impaired. An aggregate of $172.6 million of the goodwill recognized in 2021 is tax-deductible over a period of 15 years from the corresponding acquisition date.

In connection with its acquisitions in the title and the ancillary services and corporate segments, the Company recorded other intangible assets of $44.3 million and $167.3 million, respectively, during 2021 and $0.7 million and $37.1 million, respectively, during 2020. The other intangible assets recognized from these acquisitions were primarily related to customer relationships and internally-developed technology.

The summary of other intangibles by major class (refer to Note 1-M) is as follows:

	Customer Relationships	Technology	Others	Total
	(in $ thousands)
Balances at December 31, 2021:
Gross	125,727	92,962	42,837	261,526
Accumulated amortization	(6,564)	(9,155)	(16,003)	(31,722)
Net	119,163	83,807	26,834	229,804

Balances at December 31, 2020:
Gross	23,730	10,752	15,454	49,936
Accumulated amortization	(1,051)	(2,276)	(9,227)	(12,554)
Net	22,679	8,476	6,227	37,382

Total amortization expense recorded for other intangible assets was $19.2 million and $5.1 million in 2021 and 2020, respectively. The annual amortization expense expected to be recognized in the next five years relating to other intangible assets is approximately $33.5 million in 2022, $31.6 million in 2023, $28.7 million in 2024, $27.5 million in 2025 and $23.0 million in 2026.

NOTE 9

Notes payable. A summary of notes payable is as follows:

	2021	2020
	(in $ thousands)
3.60% Senior Notes	444,106	—
Line of credit facility (1)	—	98,875
Other notes payable	39,385	2,898
	483,491	101,773

(1) Average interest rates were 1.47% and 1.73% during the years ended December 31, 2021 and 2020, respectively.

Based upon the contractual maturities, principal payments due in the next five years on the above notes are $38.6 million in 2022, $0.4 million in 2023, $0.4 million in 2024, and none in 2025 and 2026. Included within other notes payable are $1.0 million and $1.9 million of capital lease obligations at December 31, 2021 and 2020, respectively.

In November 2021, the Company completed an underwritten offering of $450 million aggregate principal amount of unsecured 3.60% Senior Notes due on November 15, 2031 (Senior Notes). The proceeds from the issuance of the Senior Notes, net of underwriting discounts and issuance costs, were $444.0 million, which were used to repay the balance of the Term Loan (see below) and for general corporate purposes. Interest on the Senior Notes is paid semi-annually in May and November at a fixed rate of 3.60% per annum. At any time prior to August 15, 2031, the Senior Notes are subject to redemption upon not less than 15 days' notice, in whole or in part, at a redemption price equal to the greater of: 100% of the principal amount of the Senior Notes to be redeemed, or the sum of the present values of the remaining scheduled payments of principal and interest to be redeemed. The Senior Notes are the Company’s general senior unsecured obligations, are not guaranteed by any of the Company’s subsidiaries, rank equally in right of payment with the Company’s existing and future senior unsecured indebtedness, and are effectively subordinated to all liabilities of the Company’s subsidiaries and to all of the Company’s secured indebtedness to the extent of the value of the collateral securing such indebtedness.

Previously, the Company had an available $150.0 million unsecured line of credit commitment (Existing Credit Agreement) for general corporate and acquisitions purposes which was previously scheduled to expire in November 2023. In May 2020, the Company entered into an amended agreement with the lenders (First Amendment) which increased the available unsecured line of credit commitment to $200.0 million and extended the maturity of the line of credit to May 2025. In March 2021, the Company entered into a second amendment and restated credit agreement (Second Amendment) which increased the available unsecured line of credit commitment to $350 million and extended the maturity to March 2026.

In October 2021, the Company entered into a new senior unsecured credit agreement (New Credit Agreement) comprising of a $200.0 million unsecured revolving credit facility (maturing in October 2026) and a $400.0 million unsecured delayed-draw term loan commitment (364-day term) (Term Loan), with an option to increase the revolving credit facility by up to $125.0 million. Simultaneously, the Company drew $370.0 million from the Term Loan and paid off the remaining balance of its prior line of credit commitment, which was subsequently extinguished. The New Credit Agreement is guaranteed by the Company's wholly-owned subsidiaries. In November 2021, upon issuance of its Senior Notes, the Company paid off and extinguished its Term Loan.

At the Company’s election, borrowings under the New Credit Agreement will bear interest at either (a) the Base Rate plus the Applicable Margin (each as defined in the agreement) or (b) the LIBOR Rate (as defined in the agreement) plus the applicable margin. The applicable margin, based on the Company's Debt to Capitalization Ratio (as defined in the agreement), for revolving loans ranges from 0.25% to 0.625% per annum for base rate borrowings and 1.25% to 1.625% per annum for LIBOR rate borrowings. Further, a commitment fee accrues, based on the Company's debt to capitalization Ratio, ranging from 0.15% to 0.30% per annum on the average daily unused portion of the commitments. The New Credit Agreement also contains certain consolidated financial covenants which, as detailed in the agreement, limit the Company's maximum debt to total capitalization ratio and minimum consolidated net worth.

As of December 31, 2021, the remaining balance of the line of credit available for use was $197.5 million, net of an unused $2.5 million letter of credit. The Company was in compliance with all covenants as of December 31, 2021 and 2020 under the related line of credit agreements.

The Company's qualified intermediary in tax-deferred property exchanges pursuant to Section 1031 of the Internal Revenue Code (Section 1031) enters into short-term loan agreements with parties to an exchange in the ordinary course of its business. The outstanding balances pursuant to these loans, as included within other notes payable in the above table, were $37.1 million and $0.7 million as of December 31, 2021 and 2020, respectively, and are secured by cash that is included in cash and cash equivalents on the Company's consolidated balance sheet. Borrowings and repayments on these short-term loans are reflected as financing activities in the consolidated statements of cash flows.

NOTE 10

Estimated title losses. A summary of estimated title losses is as follows:

	2021	2020	2019
	(in $ thousands, except for loss ratios)
Balances at January 1	496,275	459,053	461,560
Provisions:
Current year	121,164	98,823	79,141
Previous policy years	5,079	16,401	5,282
Total provisions	126,243	115,224	84,423
Payments, net of recoveries:
Current year	(16,727)	(15,455)	(19,052)
Previous policy years	(54,772)	(66,540)	(71,956)
Total payments, net of recoveries	(71,499)	(81,995)	(91,008)
Effects of changes in foreign currency exchange rates	(1,405)	3,993	4,078
Balances at December 31	549,614	496,275	459,053
Loss ratios as a percentage of title operating revenues:
Current year provisions	4.0%	4.5%	4.3%
Total provisions	4.2%	5.3%	4.6%

Total title loss provisions during 2021, compared to 2020, increased primarily due to increased title premiums, partially offset by favorable claims experience. Total title loss provisions during 2020, compared to 2019, increased primarily due to increased title premiums, higher domestic loss provisioning rates due to the current economic environment and unfavorable loss development related to certain coverages in the Canadian operations. The prior policy years' provision in 2020 was primarily due to large claims reported and unfavorable loss development for prior policy years. Total provisions for large title claims were $6.1 million, $12.0 million and $6.0 million in 2021, 2020 and 2019, respectively.

NOTE 11

Share-based payments. As part of its incentive compensation program for executives and senior management employees, the Company provides share-based awards, which include time-based restricted units, performance-based restricted stock units, and stock options. Each restricted stock unit represents a contractual right to receive a share of the Company's common stock. The time-based units generally vest on each of the first three anniversaries of the grant date, while the performance-based units vest upon achievement of certain financial objectives and employee service requirements over a period of approximately three years. The stock options vest on each of the first three anniversaries of the grant date at a rate of 20%, 30% and 50%, chronologically, and expire 10 years after the grant date. Each vested stock option can be exercised to purchase a share of the Company's common stock at the strike price set by the Company at the grant date. Awards are made pursuant to the Company’s employee incentive compensation plans and the compensation expense associated with the share-based awards is calculated based on the fair value of the related award and recognized over the corresponding vesting period in the consolidated statements of income and comprehensive income. Award forfeitures are recorded as credits against employee costs in the period in which they occur.

The aggregate grant-date fair values of restricted awards to employees during 2021, 2020 and 2019 were $13.1 million (240,800 stock units with an average grant price of $54.45), $4.1 million (104,200 stock units with an average grant price of $39.78) and $5.1 million (122,400 restricted shares with an average grant price of $42.02), respectively. The aggregate grant-date fair value of stock option awards during 2021 and 2020 was $1.3 million (140,600 options with an average grant price of $9.24 and exercise strike price of $53.24) and $3.4 million (647,800 options with an average grant price of $5.32 and exercise strike price of $39.76), respectively.

A summary of the restricted stock unit activity during the year ended December 31, 2021 is presented below:

	Units	Weighted-Average Grant-Date Fair Value per Share ($)

Outstanding at January 1, 2021	230,928	41.25
Granted	240,811	54.45
Converted	(121,896)	42.68
Forfeited	(11,143)	48.18
Outstanding at December 31, 2021	338,700	49.89
Nonvested at December 31, 2021	299,889	50.75

A summary of the stock option activity during the year ended December 31, 2021 is presented below:

	Units	Weighted-Average Exercise Price ($)

Outstanding at January 1, 2021	633,280	39.76
Granted	140,577	53.24
Exercised	(4,546)	39.76
Forfeited	(42,782)	41.78
Outstanding at December 31, 2021	726,529	42.25
Nonvested at December 31, 2021	611,229	42.72

As of December 31, 2021, the aggregate intrinsic value and weighted average remaining contractual term related to outstanding options was $27.2 million and 8.3 years, respectively.

The fair value of grants that vested in 2021 and 2020 aggregated to $6.9 million and $5.6 million, respectively. For the years ended December 31, 2021, 2020 and 2019, compensation costs recognized in the consolidated statements of income and comprehensive income, presented primarily within employee costs, were approximately $12.0 million, $5.8 million and $2.1 million, respectively. The total tax benefits recognized in the consolidated statements of income and comprehensive income from tax deductions relating to vesting of equity awards in 2021, 2020 and 2019 were $0.8 million, $0.6 million and $0.5 million, respectively. As of December 31, 2021, compensation costs not yet recognized related to all employee nonvested awards was $9.7 million, which is expected to be recognized over a weighted average period of 2.1 years.

NOTE 12

Earnings per share. Basic earnings per share (EPS) attributable to Stewart is calculated by dividing net income attributable to Stewart by the weighted-average number of shares of Common Stock outstanding during the reporting periods. Any outstanding shares of Common Stock granted to employees that are not yet vested are excluded from the calculation of the weighted-average number of shares outstanding for calculating basic EPS. To calculate diluted EPS, the number of shares is adjusted to include the number of additional shares that would have been outstanding if restricted units and shares were vested and stock options were exercised. In periods of loss, dilutive shares are excluded from the calculation of the diluted EPS and diluted EPS is computed in the same manner as basic EPS.

The calculation of the basic and diluted EPS is as follows:

	For the Years Ended December 31,
	2021	2020	2019
Numerator (in $ thousands):
Net income attributable to Stewart	323,216	154,905	78,615

Denominator (in thousands):
Basic average shares outstanding	26,822	24,793	23,611
Average number of dilutive shares relating to options	197	—	—
Average number of dilutive shares relating to restricted units and shares	149	120	142
Diluted average shares outstanding	27,168	24,913	23,753

Basic earnings per share attributable to Stewart ($)	12.05	6.25	3.33
Diluted earnings per share attributable to Stewart ($)	11.90	6.22	3.31

NOTE 13

Reinsurance. As is industry practice, the Company cedes risks to other title insurance underwriters and reinsurers on certain transactions. However, the Company remains liable if the reinsurer should fail to meet its obligations. The Company also assumes risks from other underwriters on a transactional basis as well as on certain reinsurance treaties. Payments and recoveries on reinsured losses were insignificant during each of the years ended December 31, 2021, 2020, and 2019. The total amount of premiums for assumed and ceded risks was less than 1.0% of consolidated title revenues in each of the last three years and there were no outstanding amounts of reinsurance recoverable or payable at December 31, 2021 and 2020.

NOTE 14

Leases. Total operating lease expense was $46.5 million, $41.1 million and $44.2 million in 2021, 2020 and 2019, respectively, which included $3.6 million, $3.4 million and $4.2 million, respectively, of lease expense related to short-term leases and equipment. Total finance lease expense was $1.0 million, $1.4 million and $2.4 million in 2021, 2020 and 2019, respectively.

Lease-related assets and liabilities as of December 31 are as follows:

	2021	2020
	(in $ thousands)
Assets:
Operating lease assets, net of accumulated amortization	134,578	106,479
Finance lease assets, net of accumulated depreciation	2,116	3,065
Total lease assets	136,694	109,544

Liabilities:
Operating lease liabilities	149,417	119,089
Finance lease liabilities	1,013	1,911
Total lease liabilities	150,430	121,000

Other information related to operating and finance leases during the years ended December 31 is as follows:

	2021		2020
	Operating	Finance	Operating	Finance

Cash paid for amounts included in the measurement of lease liabilities (in $ thousands)	43,933	957	40,452	1,913
Lease assets obtained in exchange for lease obligations (in $ thousands)	69,894	—	40,557	—
Weighted average remaining lease term (years):	4.3	1.1	4.5	2.1
Weighted average discount rate	3.0%	4.0%	3.7%	4.0%

Future minimum lease payments under operating and finance leases as of December 31, 2021 are as follows:

	Operating	Finance
	(in $ thousands)
2022	50,883	957
2023	40,408	80
2024	30,938	—
2025	19,873	—
2026	12,642	—
Thereafter	14,612	—
Total future minimum lease payments	169,356	1,037
Less: imputed interest	(19,939)	(24)
Net future minimum lease payments	149,417	1,013

NOTE 15

Contingent liabilities and commitments. The Company routinely holds third-party funds in segregated escrow accounts pending the closing of real estate transactions resulting in a contingent liability to the Company of approximately $3.3 billion at December 31, 2021. In addition, the Company is contingently liable for disbursements of escrow funds held by independent agencies in those cases where specific insured closing guarantees have been issued. The Company owns a qualified intermediary engaged in Section 1031 tax-deferred property exchanges. The Company holds the proceeds from these transactions until a qualifying exchange can occur. This resulted in a contingent liability to the Company of approximately $2.5 billion at December 31, 2021. As with industry practice, escrow and Section 1031 exchanger fund accounts are not included in the consolidated balance sheets.

In the ordinary course of business, the Company guarantees the third-party indebtedness of certain of its consolidated subsidiaries. As of December 31, 2021, the maximum potential future payments on the guarantees are not more than the related notes payable recorded in the consolidated balance sheets (refer to Note 9). The Company also guarantees the indebtedness related to lease obligations of certain of its consolidated subsidiaries. The maximum future obligations arising from these lease-related guarantees are not more than the Company’s future lease obligations (refer to Note 14) plus lease operating expenses. As of December 31, 2021, the Company also had unused letters of credit aggregating $4.9 million related to workers’ compensation coverage and other insurance. The Company does not expect to make any payments on these guarantees.

NOTE 16

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

Note 17

Revenues. The Company's operating revenues, summarized by type, are as follows:

	2021	2020	2019
	(in $ thousands)
Title insurance premiums:
Direct	960,118	716,779	615,646
Agency	1,582,640	1,151,030	970,540
Escrow fees	248,426	190,930	137,539
Appraisal management, abstract, and online notarization and closing services	315,078	134,304	82,050
Other revenues	158,354	78,460	71,678
	3,264,616	2,271,503	1,877,453

NOTE 18

Segment information. The Company reports two operating segments: title and ancillary services and corporate. The title segment provides services needed to transfer title to property in a real estate transaction and includes services such as searching, examining, closing and insuring the condition of the title to the property. In addition, the title segment includes home and personal insurance services, Internal Revenue Code Section 1031 tax-deferred exchanges, and digital customer engagement platform services. The ancillary services and corporate segment includes appraisal management services, online notarization and closing services, credit and real estate information services, and search and valuation services (which are the principal offerings of ancillary services), expenses of the parent holding company, and certain other enterprise-wide overhead costs (net of centralized administrative services costs allocated to respective operating businesses).

Selected statement of income information related to these segments for the years ended December 31 is as follows:

	2021	2020	2019
	(in $ thousands)
Title segment:
Revenues	3,034,318	2,205,301	1,857,048
Depreciation and amortization	21,451	15,230	19,971
Income before taxes and noncontrolling interest	440,211	246,878	108,459

Ancillary services and corporate segment:
Revenues	271,474	83,131	82,960
Depreciation and amortization	14,935	3,986	2,555
(Loss) income before taxes and noncontrolling interest	(6,240)	(28,373)	8,508

Consolidated Stewart:
Revenues	3,305,792	2,288,432	1,940,008
Depreciation and amortization	36,386	19,216	22,526
Income before taxes and noncontrolling interest	433,971	218,505	116,967

2019 revenues and income before taxes and noncontrolling interest for the ancillary services and corporate segment included a $50.0 million gain related to the fee received from the FNF merger termination (refer also to Note 6). The Company does not provide asset information by reportable operating segment as it does not routinely evaluate the asset position by segment.

Revenues for the years ended December 31 in the United States and all international operations are as follows:

	2021	2020	2019
	(in $ thousands)
United States	3,107,817	2,154,672	1,816,531
International	197,975	133,760	123,477
	3,305,792	2,288,432	1,940,008

NOTE 19

Other comprehensive income (loss). Changes in the balances of each component of other comprehensive income (loss) and the related tax effects are as follows (in $ thousands):

	For the Year Ended December 31, 2021			For the Year Ended December 31, 2020			For the Year Ended December 31, 2019
	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount	Before-Tax Amount	Tax Expense (Benefit)	Net-of Tax Amount	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount
Foreign currency translation adjustments	(298)	381	(679)	5,777	988	4,789	8,337	1,859	6,478
Net unrealized gains and losses on investments:
Change in net unrealized gains and losses on investments	(17,279)	(3,629)	(13,650)	19,548	4,105	15,443	19,220	4,036	15,184
Reclassification adjustment for realized gains and losses on investments	(3,088)	(648)	(2,440)	(647)	(136)	(511)	519	109	410
	(20,367)	(4,277)	(16,090)	18,901	3,969	14,932	19,739	4,145	15,594
Other comprehensive (loss) income	(20,665)	(3,896)	(16,769)	24,678	4,957	19,721	28,076	6,004	22,072

NOTE 20

Common Stock. During 2020, the Company issued an aggregate of 3,026,340 new shares of its Common Stock ($1 par value), which included shares purchased by the underwriters to the transaction. Proceeds from the Common Stock issuance, net of issuance costs, amounted to $109.0 million.

SCHEDULE I
STEWART INFORMATION SERVICES CORPORATION
(Parent Company)
STATEMENTS OF INCOME AND RETAINED EARNINGS

	For the Years Ended December 31,
	2021	2020	2019
	(in $ thousands)
Revenues
Interest income and other net realized gains (losses)	(281)	1,182	753
Merger termination fee	—	—	50,000
	(281)	1,182	50,753
Expenses
Interest	5,101	2,511	4,106
Other operating expenses	6,924	9,262	12,787
	12,025	11,773	16,893
(Loss) income before taxes and income from investments in subsidiaries	(12,306)	(10,591)	33,860
Income tax expense	—	(15)	(15)
Income from investments in subsidiaries	335,522	165,511	44,770
Net income	323,216	154,905	78,615

Retained earnings at beginning of year	688,819	564,392	514,248
Cash dividends on Common Stock	(37,235)	(30,478)	(28,471)
Retained earnings at end of year	974,800	688,819	564,392
See accompanying notes to financial statement information.
See accompanying Report of Independent Registered Public Accounting Firm.

F - 1

STEWART INFORMATION SERVICES CORPORATION
(Parent Company)
BALANCE SHEETS

	As of December 31,
	2021	2020
	(in $ thousands)
Assets
Cash and cash equivalents	15,527	3,604
Receivables:
Notes - due from subsidiaries	—	45,193
Receivables from affiliates	21,519	2,258
	21,519	47,451
Property and equipment, at cost:
Furniture and equipment	47	75
Accumulated depreciation	(46)	(74)
	1	1
Investments in subsidiaries, on an equity-method basis	1,698,280	1,055,154
Operating lease assets	5,859	7,439
Goodwill	8,068	8,068
Other assets	19,659	16,339
	1,768,913	1,138,056
Liabilities
Accounts payable and other liabilities	24,829	24,040
Operating lease liabilities	7,961	10,029
Notes payable	454,106	98,875
	486,896	132,944
Contingent liabilities and commitments	—	—
Stockholders’ equity
Common Stock – $1 par, authorized 51,500,000; issued 27,245,591 and 27,080,403; outstanding 26,893,430 and 26,728,242, respectively	27,246	27,080
Additional paid-in capital	282,383	274,857
Retained earnings	974,800	688,819
Accumulated other comprehensive income (loss) (AOCI):
Foreign currency translation adjustments	(8,917)	(8,238)
Net unrealized investment gains	9,171	25,260
Treasury stock – 352,161 common shares, at cost	(2,666)	(2,666)
Total stockholders’ equity	1,282,017	1,005,112
	1,768,913	1,138,056

See accompanying notes to financial statement information.
See accompanying Report of Independent Registered Public Accounting Firm.

STEWART INFORMATION SERVICES CORPORATION
(Parent Company)
STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2021	2020	2019
	(in $ thousands)
Reconciliation of net income to cash provided by operating activities:
Net income	323,216	154,905	78,615
Add (deduct):
Depreciation	—	4	8
(Increase) decrease in receivables – net	(19,261)	(1,998)	(253)
(Increase) decrease in other assets – net	(1,574)	(529)	1,659
Increase (decrease) in payables and accrued liabilities – net	(297)	2,978	2,698
Income from and other adjustments for subsidiaries	(31,841)	(140,816)	(43,240)
Cash provided by operating activities	270,243	14,544	39,487
Investing activities:
Collections on notes receivables	45,193	40,000	1,416
Increases in notes receivables	—	(80,000)	—
Investments in and contributions to subsidiaries	(615,147)	(85,470)	—
Cash (used) provided by investing activities	(569,954)	(125,470)	1,416
Financing activities:
Proceeds from notes payable	1,004,703	—	—
Payments on notes payable	(643,875)	—	—
Issuance of new Common Stock	—	108,961	—
Dividends paid	(36,637)	(30,226)	(28,345)
Repurchases of Common Stock	(2,252)	(1,054)	(532)
Purchase of remaining interest of consolidated subsidiary	(5,616)	—	—
Proceeds from stock option and employee stock purchase plan exercises	2,715	—	—
Payment for debt issuance costs	(7,404)	—	—
Cash provided (used) by financing activities	311,634	77,681	(28,877)
Increase (decrease) in cash and cash equivalents	11,923	(33,245)	12,026
Cash and cash equivalents at beginning of year	3,604	36,849	24,823
Cash and cash equivalents at end of year	15,527	3,604	36,849
Supplemental information:
Income taxes paid, net	5	180	—
Interest paid	2,795	2,490	4,009
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

Dividends received. During 2021 and 2020, Stewart Title Guaranty Company, a wholly-owned subsidiary, paid to the Parent Company dividends of $293.9 million and $30.0 million, respectively. Also, during 2021, the Parent Company received dividends of $2.0 million from US RES Holdco, LLC, a wholly-owned subsidiary and the parent company of United States Appraisals, LLC.

SCHEDULE II
STEWART INFORMATION SERVICES CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
December 31, 2021

Col. A	Col. B	Col. C Additions	Col. D Deductions		Col. E
Description	Balance at beginning of period	Charged to costs and expenses	(Describe)		Balance At end of period
	(in $ thousands)
Year ended December 31, 2021:
Estimated title losses	496,275	126,243	72,904	(A)	549,614
Valuation allowance for deferred tax assets	6,471	398	4,590		2,279
Allowance for uncollectible amounts	4,807	3,023	119	(B)	7,711
Year ended December 31, 2020:
Estimated title losses	459,053	115,224	78,002	(A)	496,275
Valuation allowance for deferred tax assets	4,056	2,532	117		6,471
Allowance for uncollectible amounts	4,469	649	311	(B)	4,807
Year ended December 31, 2019:
Estimated title losses	461,560	84,423	86,930	(A)	459,053
Valuation allowance for deferred tax assets	3,824	236	4		4,056
Allowance for uncollectible amounts	4,614	1,672	1,817	(B)	4,469

(A)Represents primarily payments of policy and escrow losses and loss adjustment expenses.
(B)Represents uncollectible accounts written off.
See accompanying Report of Independent Registered Public Accounting Firm.

S - 5