Form 10-Q
period 2022-03-31
STEWART INFORMATION SERVICES CORP
filed 2022-05-06
CIK 94344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☑
On April 29, 2022, there were 27,017,045 outstanding shares of the issuer's Common Stock.

FORM 10-Q QUARTERLY REPORT
QUARTER ENDED MARCH 31, 2022

As used in this report, “we,” “us,” “our,” "Registrant," the “Company” and “Stewart” mean Stewart Information Services Corporation and our subsidiaries, unless the context indicates otherwise.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
	2022	2021
	($000 omitted, except per share)
Revenues
Title revenues:
Direct operations	317,834	279,504
Agency operations	404,145	345,932
Real estate solutions and other	123,230	55,931
Operating revenues	845,209	681,367
Investment income	3,622	3,945
Net realized and unrealized gains	4,085	3,274
	852,916	688,586
Expenses
Amounts retained by agencies	331,191	283,935
Employee costs	204,982	169,397
Other operating expenses	189,751	125,482
Title losses and related claims	29,221	28,773
Depreciation and amortization	13,748	6,430
Interest	4,412	567
	773,305	614,584
Income before taxes and noncontrolling interests	79,611	74,002
Income tax expense	(17,699)	(16,880)
Net income	61,912	57,122
Less net income attributable to noncontrolling interests	4,015	2,886
Net income attributable to Stewart	57,897	54,236

Net income	61,912	57,122
Other comprehensive loss, net of taxes:
Foreign currency translation adjustments	620	1,867
Change in net unrealized gains and losses on investments	(19,898)	(9,156)
Reclassification adjustments for realized gains and losses on investments	(185)	(145)
Other comprehensive loss, net of taxes:	(19,463)	(7,434)
Comprehensive income	42,449	49,688
Less net income attributable to noncontrolling interests	4,015	2,886
Comprehensive income attributable to Stewart	38,434	46,802

Basic average shares outstanding (000)	26,960	26,736
Basic earnings per share attributable to Stewart	2.15	2.03
Diluted average shares outstanding (000)	27,444	26,984
Diluted earnings per share attributable to Stewart	2.11	2.01
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2022 (Unaudited)	December 31, 2021
	($000 omitted)
Assets
Cash and cash equivalents	396,649	485,919
Short-term investments	18,054	17,650
Investments in debt and equity securities, at fair value	692,415	679,214
Receivables:
Premiums from agencies	44,608	45,428
Trade and other	72,994	75,079
Income taxes	2,074	5,420
Notes	3,544	1,124
Allowance for uncollectible amounts	(7,435)	(7,711)
	115,785	119,340
Property and equipment:
Land	2,545	2,545
Buildings	19,277	19,303
Furniture and equipment	218,244	216,261
Accumulated depreciation	(167,688)	(165,653)
	72,378	72,456
Operating lease assets	141,033	134,578
Title plants, at cost	76,859	76,859
Investments on equity method basis	4,525	4,754
Goodwill	932,556	924,837
Intangible assets, net of amortization	230,245	229,804
Deferred tax assets	3,732	3,846
Other assets	76,756	64,105
	2,760,987	2,813,362
Liabilities
Notes payable	445,936	483,491
Accounts payable and accrued liabilities	233,135	287,326
Operating lease liabilities	154,974	149,417
Estimated title losses	560,718	549,614
Deferred tax liabilities	41,436	48,779
	1,436,199	1,518,627
Contingent liabilities and commitments
Stockholders’ equity
Common Stock ($1 par value) and additional paid-in capital	311,891	309,622
Retained earnings	1,022,456	974,800
Accumulated other comprehensive income (loss):
Foreign currency translation adjustments	(8,297)	(8,917)
Net unrealized (losses) gains on debt securities investments	(10,913)	9,170
Treasury stock – 352,161 common shares, at cost	(2,666)	(2,666)
Stockholders’ equity attributable to Stewart	1,312,471	1,282,009
Noncontrolling interests	12,317	12,726
Total stockholders’ equity (27,015,078 and 26,893,430 shares outstanding)	1,324,788	1,294,735
	2,760,987	2,813,362
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2022	2021
	($000 omitted)
Reconciliation of net income to cash provided by operating activities:
Net income	61,912	57,122
Add (deduct):
Depreciation and amortization	13,748	6,430
Provision for bad debt	14	708
Net realized and unrealized gains	(4,085)	(3,274)
Amortization of net premium on debt securities investments	690	938
Payments for title losses less than provisions	8,959	12,234
Adjustments for insurance recoveries of title losses	220	(205)
Decrease (increase) in receivables – net	6,226	(3,513)
Increase in other assets – net	(5,046)	(7,869)
Decrease in accounts payable and other liabilities – net	(50,808)	(20,116)
Change in net deferred income taxes	265	2,007
Net income from equity method investments	(736)	(924)
Dividends received from equity method investments	1,167	764
Stock-based compensation expense	2,239	3,174
Other – net	110	(34)
Cash provided by operating activities	34,875	47,442
Investing activities:
Proceeds from sales of investments in securities	17,650	3,051
Proceeds from matured investments in debt securities	15,923	42,836
Purchases of investments in securities	(66,882)	(47,881)
Net (purchases) sales of short-term investments	(60)	2,648
Purchases of property and equipment, and real estate	(12,291)	(5,721)
Proceeds from sale of property and equipment and other assets	829	—
Cash paid for acquisition of businesses	(17,904)	(52,575)
Cash paid for acquisition of equity method investment	(69)	(16,080)
Other – net	(2,412)	131
Cash used by investing activities	(65,216)	(73,591)
Financing activities:
Proceeds from notes payable	140	178,975
Payments on notes payable	(37,819)	(154,910)
Distributions to noncontrolling interests	(4,568)	(3,844)
Repurchases of Common Stock	(2,462)	(1,935)
Proceeds from stock option and employee stock purchase plan exercises	2,492	61
Cash dividends paid	(10,119)	(8,840)
Payment of contingent consideration related to acquisitions	(6,262)	—
Purchase of remaining interest in consolidated subsidiaries	—	(2,570)
Other - net	36	(777)
Cash (used) provided by financing activities	(58,562)	6,160
Effects of changes in foreign currency exchange rates	(367)	69
Change in cash and cash equivalents	(89,270)	(19,920)
Cash and cash equivalents at beginning of period	485,919	432,683
Cash and cash equivalents at end of period	396,649	412,763
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	Common Stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Noncontrolling interests	Total
	($000 omitted)
Three Months Ended March 31, 2022
Balance at December 31, 2021	27,246	282,376	974,800	253	(2,666)	12,726	1,294,735
Net income attributable to Stewart	—	—	57,897	—	—	—	57,897
Dividends on Common Stock ($0.38 per share)	—	—	(10,241)	—	—	—	(10,241)
Stock-based compensation	108	2,131	—	—	—	—	2,239
Stock repurchases	(36)	(2,426)	—	—	—	—	(2,462)
Stock option and employee stock purchase plan exercises	49	2,443	—	—	—	—	2,492
Change in net unrealized gains and losses on investments, net of taxes	—	—	—	(19,898)	—	—	(19,898)
Reclassification adjustment for realized gains and losses on investments, net of taxes	—	—	—	(185)	—	—	(185)
Foreign currency translation adjustments, net of taxes	—	—	—	620	—	—	620
Net income attributable to noncontrolling interests	—	—	—	—	—	4,015	4,015
Distributions to noncontrolling interests	—	—	—	—	—	(4,568)	(4,568)
Net effect of other changes in ownership	—	—	—	—	—	144	144
Balance at March 31, 2022	27,367	284,524	1,022,456	(19,210)	(2,666)	12,317	1,324,788

Three Months Ended March 31, 2021
Balance at December 31, 2020	27,080	274,857	688,819	17,022	(2,666)	7,294	1,012,406
Net income attributable to Stewart	—	—	54,236	—	—	—	54,236
Dividends on Common Stock ($0.33 per share)	—	—	(9,082)	—	—	—	(9,082)
Stock-based compensation	113	3,061	—	—	—	—	3,174
Stock repurchases	(37)	(1,898)	—	—	—	—	(1,935)
Stock option and employee stock purchase plan exercises	2	59	—	—	—	—	61
Purchase of remaining interest in consolidated subsidiary	—	(2,259)	—	—	—	(311)	(2,570)
Change in net unrealized gains and losses on investments, net of taxes	—	—	—	(9,156)	—	—	(9,156)
Reclassification adjustment for realized gains and losses on investments, net of taxes, net of taxes	—	—	—	(145)	—	—	(145)
Foreign currency translation adjustments, net of taxes	—	—	—	1,867	—	—	1,867
Net income attributable to noncontrolling interests	—	—	—	—	—	2,886	2,886
Distributions to noncontrolling interests	—	—	—	—	—	(3,844)	(3,844)
Balance at March 31, 2021	27,158	273,820	733,973	9,588	(2,666)	6,025	1,047,898
See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1

Interim financial statements. The financial information contained in this report for the three months ended March 31, 2022 and 2021, and as of March 31, 2022, is unaudited. This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission on February 28, 2022 (2021 Form 10-K).

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

C. Restrictions on cash and investments. The Company maintains investments in accordance with certain statutory requirements for the funding of statutory premium reserves. Statutory reserve funds are required to be fully funded and invested in high-quality securities and short-term investments. Statutory reserve funds are not available for current claim payments, which must be funded from current operating cash flow. Included in investments in debt and equity securities are statutory reserve funds of approximately $530.0 million and $523.5 million at March 31, 2022 and December 31, 2021, respectively. In addition, included within cash and cash equivalents are statutory reserve funds of approximately $20.3 million and $41.4 million at March 31, 2022 and December 31, 2021, respectively. Although these cash statutory reserve funds are not restricted or segregated in depository accounts, they are required to be held pursuant to state statutes. If the Company fails to maintain minimum investments or cash and cash equivalents sufficient to meet statutory requirements, the Company may be subject to fines or other penalties, including potential revocation of its business license. These funds are not available for any other purpose. In the event that insurance regulators adjust the determination of the statutory premium reserves of the Company’s title insurers, these restricted funds as well as statutory surplus would correspondingly increase or decrease.

NOTE 2

Revenues. The Company's operating revenues, summarized by type, are as follows:

	Three Months Ended March 31,
	2022	2021
	($000 omitted)
Title insurance premiums:
Direct	205,562	194,993
Agency	404,145	345,932
Escrow fees	55,792	56,649
Real estate solutions and abstract fees	108,802	68,620
Other revenues	70,908	15,173
	845,209	681,367

NOTE 3

Investments in debt and equity securities. The total fair values of the Company's investments in debt and equity securities are as follows:

	March 31, 2022	December 31, 2021
	($000 omitted)
Investments in:
Debt securities	589,396	589,772
Equity securities	103,019	89,442
	692,415	679,214

As of March 31, 2022 and December 31, 2021, the net unrealized investment gains relating to investments in equity securities held were $23.9 million and $21.1 million, respectively (refer to Note 5).

The amortized costs and fair values of investments in debt securities are as follows:

	March 31, 2022		December 31, 2021
	Amortized costs	Fair values	Amortized costs	Fair values
	($000 omitted)
Municipal	32,934	33,182	34,739	36,323
Corporate	252,113	248,050	249,757	258,102
Foreign	311,239	301,284	287,240	288,883
U.S. Treasury Bonds	6,925	6,880	6,429	6,464
	603,211	589,396	578,165	589,772

Foreign debt securities consist of Canadian government, provincial and corporate bonds, United Kingdom treasury and corporate bonds, and Mexican government bonds.

Gross unrealized gains and losses on investments in debt securities are as follows:

	March 31, 2022		December 31, 2021
	Gains	Losses	Gains	Losses
	($000 omitted)
Municipal	278	30	1,585	1
Corporate	1,778	5,841	9,389	1,044
Foreign	534	10,489	3,285	1,642
U.S. Treasury Bonds	21	66	60	25
	2,611	16,426	14,319	2,712

Debt securities as of March 31, 2022 mature, according to their contractual terms, as follows (actual maturities may differ due to call or prepayment rights):

	Amortized costs	Fair values
	($000 omitted)
In one year or less	89,611	90,044
After one year through five years	318,078	310,887
After five years through ten years	166,600	159,971
After ten years	28,922	28,494
	603,211	589,396

Gross unrealized losses on investments in debt securities and the fair values of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2022, were:

	Less than 12 months		More than 12 months		Total
	Losses	Fair values	Losses	Fair values	Losses	Fair values
	($000 omitted)
Municipal	30	6,033	—	—	30	6,033
Corporate	4,614	114,478	1,227	11,631	5,841	126,109
Foreign	8,749	236,540	1,740	30,281	10,489	266,821
U.S. Treasury Bonds	42	1,203	24	612	66	1,815
	13,435	358,254	2,991	42,524	16,426	400,778

The number of specific debt investment holdings held in an unrealized loss position as of March 31, 2022 was 197. Of these securities, 19 were in unrealized loss positions for more than 12 months. Gross unrealized investment losses at March 31, 2022 increased compared to December 31, 2021, primarily due to the market volatility influenced by higher interest rates and credit spreads during 2022. Since the Company does not intend to sell and will more likely than not maintain each investment security until its maturity or anticipated recovery in value, and no significant credit risk is deemed to exist, these investments are not considered as credit-impaired. The Company believes its investment portfolio is diversified and expects no material loss to result from the failure to perform by issuers of the debt securities it holds. Investments made by the Company are not collateralized.

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

As of March 31, 2022, financial instruments measured at fair value on a recurring basis are summarized below:

	Level 1	Level 2	Fair value measurements
	($000 omitted)
Investments in securities:
Debt securities:
Municipal	—	33,182	33,182
Corporate	—	248,050	248,050
Foreign	—	301,284	301,284
U.S. Treasury Bonds	—	6,880	6,880
Equity securities	103,019	—	103,019
	103,019	589,396	692,415

As of December 31, 2021, financial instruments measured at fair value on a recurring basis are summarized below:

	Level 1	Level 2	Fair value measurements
	($000 omitted)
Investments in securities:
Debt securities:
Municipal	—	36,323	36,323
Corporate	—	258,102	258,102
Foreign	—	288,883	288,883
U.S. Treasury Bonds	—	6,464	6,464
Equity securities	89,442	—	89,442
	89,442	589,772	679,214

As of March 31, 2022 and December 31, 2021, Level 1 financial instruments consist of equity securities. Level 2 financial instruments consist of municipal, governmental, and corporate bonds, both U.S. and foreign. In accordance with the Company’s policies and guidelines which incorporate relevant statutory requirements, the Company’s third-party registered investment manager invests only in securities rated as investment grade or higher by the major rating services, where observable valuation inputs are significant. The fair value of the Company's investments in debt and equity securities is primarily determined using a third-party pricing service provider. The third-party pricing service provider calculates the fair values using both market approach and model valuation methods, as well as pricing information obtained from brokers, dealers and custodians. Management ensures the reasonableness of the third-party service valuations by comparing them with pricing information from the Company's investment manager.

NOTE 5

Net realized and unrealized gains. Realized and unrealized gains and losses are detailed as follows:

	Three Months Ended March 31,
	2022	2021
	($000 omitted)
Realized gains	1,594	170
Realized losses	(168)	(2,469)
Net unrealized investment gains recognized on equity securities still held at end of period	2,659	5,573
	4,085	3,274

Net realized gains during the first quarter 2022 included a $1.0 million realized gain related to sale of a title plant copy. Net realized losses during the first quarter 2021 included a $2.5 million loss related to a disposal of an equity method investment.

Investment gains and losses recognized related to investments in equity securities are as follows:

	Three Months Ended March 31,
	2022	2021
	($000 omitted)
Net investment gains recognized on equity securities during the period	2,785	5,582
Less: Net realized gains on equity securities sold during the period	126	9
Net unrealized investment gains recognized on equity securities still held at end of period	2,659	5,573

Proceeds from sales of investments in securities are as follows:

	Three Months Ended March 31,
	2022	2021
	($000 omitted)
Proceeds from sales of debt securities	17,280	2,936
Proceeds from sales of equity securities	370	115
Total proceeds from sales of investments in securities	17,650	3,051

NOTE 6

Goodwill. The summary of changes in goodwill is as follows.

	Title	Real Estate Solutions	Corporate and Other	Consolidated Total
	($000 omitted)
Balances at December 31, 2021	583,944	325,543	15,350	924,837
Acquisitions	19,947	—	—	19,947
Purchase accounting adjustments	(782)	(910)	(10,536)	(12,228)
Balances at March 31, 2022	603,109	324,633	4,814	932,556

During the first quarter 2022, goodwill recorded in the title segment was related to an acquisition of a title search and support services provider, while purchase accounting adjustments were primarily related to measurements of intangible assets and deferred taxes within one year of the related acquisitions.

NOTE 7

Estimated title losses. A summary of estimated title losses for the three months ended March 31 is as follows:

	2022	2021
	($000 omitted)
Balances at January 1	549,614	496,275
Provisions:
Current year	28,882	28,407
Previous policy years	339	366
Total provisions	29,221	28,773
Payments, net of recoveries:
Current year	(3,192)	(3,606)
Previous policy years	(17,070)	(12,933)
Total payments, net of recoveries	(20,262)	(16,539)
Effects of changes in foreign currency exchange rates	2,145	1,032
Balances at September 30	560,718	509,541
Loss ratios as a percentage of title operating revenues:
Current year provisions	4.0%	4.5%
Total provisions	4.0%	4.6%

NOTE 8

Share-based payments. As part of its incentive compensation program for executives and senior management employees, the Company provides share-based awards, which usually include a combination of time-based restricted stock units, performance-based restricted stock units and stock options. Each restricted stock unit represents a contractual right to receive a share of the Company's common stock. The time-based units generally vest on each of the first three anniversaries of the grant date, while the performance-based units vest upon achievement of certain financial objectives and an employee service requirement over a period of approximately three years. The stock options vest on each of the first three anniversaries of the grant date at a rate of 20%, 30% and 50%, chronologically, and expire 10 years after the grant date. Each vested stock option can be exercised to purchase a share of the Company's common stock at the strike price set by the Company at the grant date. The compensation expense associated with the share-based awards is calculated based on the fair value of the related award and recognized over the corresponding vesting period.

During the first quarter 2022, the Company granted time-based and performance-based restricted stock units with an aggregate grant-date fair value $10.5 million (163,000 units with an average grant price per unit of $64.43). During the first quarter 2021, the aggregate grant-date fair values of restricted stock unit and stock option awards, respectively, were $8.3 million (155,000 units with an average grant price per unit of $53.24) and $1.3 million (139,000 options with an average grant price per option of $9.24 and exercise strike price of $53.24).

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

The calculation of the basic and diluted EPS is as follows:

	Three Months Ended March 31,
	2022	2021
	($000 omitted, except per share)
Numerator:
Net income attributable to Stewart	57,897	54,236

Denominator (000):
Basic average shares outstanding	26,960	26,736
Average number of dilutive shares relating to options	265	103
Average number of dilutive shares relating to grants of restricted units and shares	219	145
Diluted average shares outstanding	27,444	26,984

Basic earnings per share attributable to Stewart	2.15	2.03
Diluted earnings per share attributable to Stewart	2.11	2.01

NOTE 10

Contingent liabilities and commitments. In the ordinary course of business, the Company guarantees the third-party indebtedness of certain of its consolidated subsidiaries. As of March 31, 2022, the maximum potential future payments on the guarantees are not more than the related notes payable recorded in the condensed consolidated balance sheets. The Company also guarantees the indebtedness related to lease obligations of certain of its consolidated subsidiaries. The maximum future obligations arising from these lease-related guarantees are not more than the Company’s future lease obligations, as presented on the condensed consolidated balance sheets, plus lease operating expenses. As of March 31, 2022, the Company also had unused letters of credit aggregating $4.9 million related to workers’ compensation and other insurance. The Company does not expect to make any payments on these guarantees.

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

NOTE 12

Segment information. Prior to 2022, the Company reported two operating segments: the title insurance and related services (title) segment, and the ancillary services and corporate segment. Effective in the first quarter 2022, the Company began reporting three operating segments: the title segment, the real estate solutions segment, and the corporate and other segment. The new segment presentation is primarily due to the increased size of the real estate solutions operations (formerly, ancillary services operations) resulting from strategic acquisitions. Previously, the real estate solutions operations were combined in one segment with the Company's corporate operations, which consist of expenses of the parent holding company and other centralized administrative services departments.

Under the revised segment presentation, the composition of each of the title and real estate solutions segments is substantially unchanged, while the corporate and other segment primarily includes corporate operations. The title segment provides services needed to transfer title to property in a real estate transaction and includes services such as searching, abstracting, examining, closing and insuring the condition of the title to the property. In addition, the title segment includes home and personal insurance services, Internal Revenue Code Section 1031 tax-deferred exchanges, and digital customer engagement platform services. The real estate solutions segment primarily include appraisal management services, online notarization and closing services, credit and real estate information services, and search and valuation services. Also, 2021 amounts were recast in the following table to conform with the new segment presentation.

Selected statement of income information related to these segments is as follows:

	Three Months Ended March 31,
	2022	2021
	($000 omitted)
Title segment:
Revenues	729,359	632,585
Depreciation and amortization	6,141	4,314
Income before taxes and noncontrolling interest	82,783	77,089

Real estate solutions segment:
Revenues	89,391	55,931
Depreciation and amortization	6,796	1,894
Income before taxes	6,791	2,657

Corporate and other segment:
Revenues	34,166	70
Depreciation and amortization	811	222
Loss before taxes	(9,963)	(5,744)

Consolidated Stewart:
Revenues	852,916	688,586
Depreciation and amortization	13,748	6,430
Income before taxes and noncontrolling interest	79,611	74,002

The Company does not provide asset information by reportable operating segment as it does not routinely evaluate the asset position by segment.

Total revenues generated in the United States and all international operations are as follows:

	Three Months Ended March 31,
	2022	2021
	($000 omitted)
United States	809,204	652,582
International	43,712	36,004
	852,916	688,586

NOTE 13
Other comprehensive loss. Changes in the balances of each component of other comprehensive loss and the related tax effects are as follows:

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount
	($000 omitted)
Net unrealized gains and losses on investments:
Change in net unrealized gains and losses on investments	(25,188)	(5,290)	(19,898)	(11,589)	(2,433)	(9,156)
Reclassification adjustments for realized gains and losses on investments	(234)	(49)	(185)	(184)	(39)	(145)
	(25,422)	(5,339)	(20,083)	(11,773)	(2,472)	(9,301)
Foreign currency translation adjustments	976	356	620	2,351	484	1,867
Other comprehensive loss	(24,446)	(4,983)	(19,463)	(9,422)	(1,988)	(7,434)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S OVERVIEW

First quarter 2022 overview. We reported net income attributable to Stewart of $57.9 million ($2.11 per diluted share) for the first quarter 2022, compared to net income attributable to Stewart of $54.2 million ($2.01 per diluted share) for the first quarter 2021, while first quarter 2022 pretax income before noncontrolling interests was $79.6 million compared to pretax income before noncontrolling interests of $74.0 million for the first quarter 2021. The first quarter 2022 and 2021 results included $4.1 million and $3.3 million, respectively, of pretax net realized and unrealized gains, both of which were primarily related to net unrealized gains on fair value changes of equity securities investments.

As disclosed in Note 12 to the condensed unaudited financial statements, we revised our segment presentation beginning with the first quarter 2022 using three reportable segments namely, title, real estate solutions, and corporate and other. This new segment presentation allows us to report distinct financial information relating to our real estate solutions operations (formerly, ancillary services operations). Under the revised segment presentation, the composition of each of the title and real estate solutions segments is substantially unchanged, while the corporate and other segment includes primarily our corporate operations, which consist of expenses of the parent holding company and other centralized administrative services departments. Accordingly, we recast the segments results for 2021 to conform to our new presentation.

Summary results of the title segment are as follows ($ in millions, except pretax margin):

	For the Three Months Ended March 31
	2022	2021	% Change

Operating revenues	722.0	625.4	15%
Investment income	3.6	3.9	(9)%
Net realized and unrealized gains	3.8	3.2	18%
Pretax income	82.8	77.1	7%
Pretax margin	11.4%	12.2%

Title segment’s pretax income in the first quarter 2022 increased by $5.7 million compared to the first quarter 2021, while pretax margin was 11.4% in the first quarter 2022 compared to 12.2% in the prior year quarter. Title operating revenues in the first quarter 2022 improved $96.5 million, or 15%, as a result of revenue increases in direct title operations of $38.3 million, or 14%, and agency operations of $58.2 million, or 17%. Overall segment operating expenses in the first quarter 2022 increased $91.1 million, or 16%, primarily driven by 17% increases in both agency retention expenses and combined title employee costs and other operating expenses, compared to the prior year quarter. Average independent agency remittance rate in the first quarter 2022 was 18.1%, compared to 17.9% in the prior year quarter. As a percentage of title revenues, combined title employee costs and other operating expenses was 38.8% in the first quarter 2022 compared to 38.1% in the first quarter 2021.

Title loss expense in the first quarter 2022 was $29.2 million, which was slightly higher than $28.8 million in the first quarter 2021, primarily due to higher title revenues which was partially offset by favorable claims experience. As a percentage of title revenues, the title loss expense in the first quarter 2022 was 4.0% compared to 4.6% in the prior year quarter.

The segment’s net realized and unrealized gains in the first quarter 2022 primarily included $2.7 million of net unrealized gains on fair value changes of equity securities investments, while net realized and unrealized gains in the first quarter 2021 were also primarily related to net unrealized gains on fair value changes of equity securities investments. Investment income in the first quarter 2022 was slightly lower compared to the prior year quarter, primarily due to the higher mix of lower interest rate investments in the first quarter 2022.

Summary results of the real estate solutions segment are as follows ($ in millions):

	For the Three Months Ended March 31
	2022	2021	% Change

Operating revenues	89.4	55.9	60%
Pretax income	6.8	2.7	156%
Pretax margin	7.6%	4.8%

The segment’s pretax income improved to $6.8 million in the first quarter 2022 compared to $2.7 million in the prior year quarter, primarily due to higher operating revenues resulting from recent acquisitions. Total segment operating expenses increased $29.3 million, or 55%, primarily due to acquisitions and higher purchased intangible amortization expenses in the first quarter 2022 compared to the prior year quarter. Total intangible amortization expenses in the first quarters 2022 and 2021 were $6.4 million and $1.7 million, respectively.

Summary results of the corporate and other segment are as follows ($ in millions):

	For the Three Months Ended March 31
	2022	2021	% Change

Operating revenues	33.9	—	100%
Realized gains	0.3	0.1	347%
Pretax loss	(10.0)	(5.7)	(73)%

Segment operating revenues in the first quarter 2022 were related to a recently acquired real estate brokerage company, which was subsequently sold in the second quarter 2022. Net expenses attributable to corporate operations in the first quarter 2022 increased to $8.9 million compared to $5.8 million in the prior year quarter, primarily due to increased interest expense resulting from our recently issued debt. Excluding the impact of the recently sold real estate brokerage company, the segment’s pretax loss this quarter would have been $8.6 million.

CRITICAL ACCOUNTING ESTIMATES

The preparation of the Company’s condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures surrounding contingencies and commitments.

Actual results can differ from our accounting estimates. While we do not anticipate significant changes in our estimates, there is a risk that such changes could have a material impact on our consolidated financial condition or results of operations for future periods. During the three months ended March 31, 2022, we made no material changes to our critical accounting estimates as previously disclosed in Management’s Discussion and Analysis in the 2021 Form 10-K.

Operations. Our primary business is title insurance and settlement-related services. We close transactions and issue title policies on homes, commercial and other real properties located in all 50 states, the District of Columbia and international markets through policy-issuing offices, agencies and centralized title services centers. Our real estate solutions operations include appraisal management services, online notarization and closing services, credit and real estate information services, and search and valuation services. The corporate and other segment includes our parent holding company expenses and certain enterprise-wide overhead costs, along with other businesses not related to title or real estate solutions operations.

Factors affecting revenues. The principal factors that contribute to changes in our operating revenues include:
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

RESULTS OF OPERATIONS

Comparisons of our results of operations for the three months ended March 31, 2022 with the corresponding periods in the prior year are set forth below. Factors contributing to fluctuations in the results of operations are presented in the order of their monetary significance, and we have quantified, when necessary, significant changes. Segment results are included in the discussions and, when relevant, are discussed separately.

Our statements on home sales and loan activity are based on published U.S. industry data from sources including Fannie Mae, the Mortgage Bankers Association (MBA), the National Association of Realtors® (NAR) and the U.S. Census Bureau as of March 31, 2022. We also use information from our direct operations.

Operating environment. Existing home sales in March 2022, on a seasonally-adjusted basis, declined 4% and 3% compared to a year ago and February 2022, respectively. According to NAR, the decline in existing homes sales was primarily due to slower demand, impacted by rising mortgage rates and higher inflation affecting consumer purchasing power. Median and average home prices continued to rise, increasing 15% and 10%, respectively, in March 2022 compared to a year ago, which marked the 121st consecutive month of year-over-year median home price increases. With regard to new residential construction, U.S. housing starts in March 2022 improved 4% from March 2021, while newly issued building permits in March 2022 were 7% higher than a year ago. Both March 2022 housing starts and issued building permits were comparable to February 2022.

According to Fannie Mae and MBA (averaged), one-to-four family mortgage originations during the first quarter 2022 decreased 37% to approximately $732 billion compared to the first quarter 2021, primarily driven by the expected decline in refinancing originations as interest rates continue to rise as a result of high inflation rates and related federal monetary actions. However, this decline was partially offset by an 11% improvement in purchase originations during the first quarter 2022 compared to last year. As of March 2022, the average 30-year fixed interest rate expected for 2022 is 4.2%, which is significantly higher than the 3.1% average interest rate observed during 2021. Second quarter 2022 total originations are expected to be 32% lower than last year's second quarter, with a 10% increase in purchase originations softening the impact of the continued drop in refinancing volumes. However, on a seasonally-adjusted basis, existing and new home sales are expected to improve 1% and 17%, respectively, in the second quarter 2022 compared to the second quarter 2021.

Title revenues. Direct title revenue information is presented below:

	Three Months Ended March 31,
	2022	2021	Change	% Change
	($ in millions)
Non-commercial
Domestic	220.2	216.0	4.2	2%
International	31.5	28.8	2.7	9%
	251.7	244.8	6.9	3%
Commercial:
Domestic	56.4	29.2	27.2	93%
International	9.7	5.5	4.2	76%
	66.1	34.7	31.4	90%
Total direct title revenues	317.8	279.5	38.3	14%

Direct title revenues increased in the first quarter 2022 compared to the first quarter 2021 as a result of overall revenue growth in both non-commercial and commercial operations. Non-commercial revenues increased primarily due to improved residential purchase transactions and scale, which were partially offset by lower refinancing transactions in the first quarter 2022. The lower refinancing volume was expected and consistent with the housing market's trend of declining refinancing origination volume, which is primarily influenced by rising interest rates. Purchase orders closed improved 4%, while average residential fee per file increased 37% to approximately $2,600 in the first quarter 2022 compared to the first quarter 2021, primarily due to the higher mix of purchase transactions.

Commercial revenues increased in the first quarter 2022 compared to the prior year quarter, primarily due to growth in commercial transaction size and volume. Domestic commercial orders closed improved 31%, while average domestic commercial fee per file increased 47% to $12,700 in the first quarter 2022 compared to the first quarter 2021. Total international revenues in the first quarter 2022 increased $6.9 million, or 20%, primarily due to improved transaction volumes in our Canadian operations compared to the prior year quarter.

Orders information for the three months ended March 31 is as follows:

	Three Months Ended March 31,
	2022	2021	Change	% Change
Opened Orders:
Commercial	6,042	3,569	2,473	69%
Purchase	68,498	70,789	(2,291)	(3)%
Refinance	40,574	81,750	(41,176)	(50)%
Other	1,642	1,810	(168)	(9)%
Total	116,756	157,918	(41,162)	(26)%

Closed Orders:
Commercial	4,431	3,377	1,054	31%
Purchase	47,326	45,483	1,843	4%
Refinance	34,487	65,666	(31,179)	(47)%
Other	1,640	1,175	465	40%
Total	87,884	115,701	(27,817)	(24)%

Gross revenues from independent agency operations in the first quarter 2022 increased $58.2 million, or 17%, compared to the prior year quarter, similar to the improvement seen in our direct title operations. Agency revenues, net of retention, improved $11.0 million, or 18%, in the first quarter 2022 from the first quarter 2021, generally in line with increased gross agency revenues. Refer further to the "Retention by agencies" discussion under Expenses below.

Real estate solutions and other revenues. Real estate solutions and other revenues are comprised of revenues generated by our real estate solutions operations and a recently acquired real estate brokerage company (which was subsequently sold during the second quarter 2022). These revenues increased by $67.3 million, or 120%, in the first quarter 2022 compared to the first quarter 2021, primarily due to $33.4 million additional revenues from our real estate solutions operations which was driven by recent acquisitions of credit and information services companies, and $33.9 million of revenues from the subsequently-sold real estate brokerage company.

Investment income. Investment income in the first quarter 2022 decreased $0.3 million, or 8%, primarily due to the higher mix of lower interest rate bond investments in the first quarter 2022 compared to the prior year quarter. This was partially offset by higher dividend income resulting from increased investments in equity securities in the first quarter 2022 compared to the first quarter 2021.

Net realized and unrealized gains. Refer to Note 5 to the condensed consolidated financial statements.

Expenses. An analysis of expenses is shown below:

	Three Months Ended March 31,
	2022	2021	Change	% Change
	($ in millions)

Amounts retained by agencies	331.2	283.9	47.3	17%
As a % of agency revenues	81.9%	82.1%
Employee costs	205.0	169.4	35.6	21%
As a % of operating revenues	24.3%	24.9%
Other operating expenses	189.8	125.5	64.3	51%
As a % of operating revenues	22.5%	18.4%
Title losses and related claims	29.2	28.8	0.4	1%
As a % of title revenues	4.0%	4.6%

Retention by agencies. Amounts retained by title agencies are based on agreements between agencies and our title underwriters. Amounts retained by independent agencies, as a percentage of revenues generated by them, averaged 81.9% in the first quarter 2022, as compared to 82.1% in the first quarter 2021, primarily due to higher revenues generated by our agents from higher remitting states. The average retention percentage may vary from period to period due to the geographical mix of agency operations, the volume of title revenues and, in some states, laws or regulations. Due to the variety of such laws or regulations, as well as competitive factors, the average retention rate can differ significantly from state to state. In addition, a high proportion of our independent agencies are in states with retention rates greater than 80%. We continue to focus on increasing profit margins in every state, increasing premium revenue in states where remittance rates are above 20%, and maintaining the quality of our agency network, which we believe to be the industry’s best, in order to mitigate claims risk and drive consistent future performance. While market share is important in our agency operations channel, it is not as important as margins, risk mitigation and profitability.

Employee costs. Consolidated employee costs increased $35.6 million, or 21%, in the first quarter 2022 compared to the prior year quarter, primarily due to higher salaries and employee benefits driven by a 23% increase in average employee counts resulting from acquisitions. Employee costs, as a percentage of total operating revenues, improved slightly to 24.3% in the first quarter 2022 compared to 24.9% in the first quarter 2021.

Employee costs in the title segment and real estate solutions segment increased $25.6 million, or 16%, and $6.5 million, or 94%, respectively, in the first quarter 2022 compared to the prior year quarter, primarily due to higher average employee counts, principally from recent acquisitions. Employee costs in the corporate and other segment increased $3.5 million, or 116%, due to the subsequently-sold real estate brokerage company, which was acquired during the fourth quarter 2021.

As of March 31, 2022, we had approximately 7,300 employees, compared to approximately 6,100 employees as of March 31, 2021.

Other operating expenses. Other operating expenses include costs that are fixed in nature, costs that follow, to varying degrees, changes in transaction volumes and revenues (variable costs) and costs that fluctuate independently of revenues (independent costs). Costs that are fixed in nature include attorney and professional fees, third-party outsourcing provider fees, equipment rental, insurance, rent and other occupancy expenses, repairs and maintenance, technology costs, telecommunications and title plant expenses. Variable costs include appraiser and service expenses related to real estate solutions operations, outside search and valuation fees, attorney fee splits, bad debt expenses, copy supplies, delivery fees, postage, premium taxes and title plant maintenance expenses. Independent costs include general supplies, litigation defense, business promotion and marketing and travel.

Consolidated other operating expenses in the first quarter 2022 increased $64.3 million, or 51%, compared to the prior year quarter, primarily as a result of higher service expenses tied to increased revenues from real estate solutions operations, and increased outside title search and premium tax expenses on higher title revenue. Total variable costs increased $49.2 million, or 64%, in the first quarter 2022, mainly due to higher services expenses from our real estate solutions operations and increased outside search and premium tax expenses from direct title operations. Total costs that are fixed in nature increased $11.5 million, or 30%, in the first quarter 2022, primarily due to higher technology costs, increased rent and occupancy expenses mainly related to acquisitions and increased insurance costs. Independent costs increased $3.5 million, or 35%, in the first quarter 2022, primarily due to higher marketing and travel costs, partially offset by lower office closure expenses and litigation-related accruals.

As a percentage of total operating revenues, consolidated other operating expenses in the first quarter 2022 increased to 22.5% compared to 18.4% in the prior year quarter, primarily due to the increased size of our real estate solutions operations which typically have higher other operating expenses.

Title losses. Provisions for title losses, as a percentage of title operating revenues, were 4.0% for the first quarter 2022, compared to 4.6% for the first quarter 2021. Title loss expense in the first quarter 2022 was $29.2 million, which was slightly higher than $28.8 million in the first quarter 2021, primarily due to higher title revenues which was partially offset by favorable claims experience. The title loss ratio in any given quarter can be significantly influenced by changes in new large claims incurred, escrow losses and adjustments to reserves for existing large claims.

The composition of title policy loss expense is as follows:

	Three Months Ended March 31,
	2022	2021	Change	% Change
	($ in millions)
Provisions – known claims:
Current year	4.8	2.2	2.6	118%
Prior policy years	14.9	13.3	1.6	12%
	19.7	15.5	4.2	27%
Provisions – IBNR
Current year	24.1	26.2	(2.1)	(8)%
Prior policy years	0.3	0.4	(0.1)	(25)%
	24.4	26.6	(2.2)	(8)%
Transferred from IBNR to known claims	(14.9)	(13.3)	(1.6)	12%
Total provisions	29.2	28.8	0.4	1%

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

Current year IBNR provisions in the first quarter 2022 decreased $2.1 million, or 8%, compared to the same period in 2021, due to the effect of lowered provisioning rates resulting from favorable claims experience. As a percentage of title operating revenues, provisions - IBNR for the current policy year were 3.3% and 4.2% in the first quarters 2022 and 2021, respectively. Cash claim payments increased $3.7 million, or 23%, in the first quarter 2022 compared to the prior year quarter, primarily due to payments on large claims. We continue to manage and resolve large claims prudently and in keeping with our commitments to our policyholders.

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

Total title policy loss reserve balances are as follows:

	March 31, 2022	December 31, 2021
	($ in millions)
Known claims	75.4	75.9
IBNR	485.3	473.7
Total estimated title losses	560.7	549.6

The actual timing of estimated title loss payments may vary since claims, by their nature, are complex and paid over long periods of time. Based on historical payment patterns, the outstanding loss reserves are substantially paid out within seven years. As a result, the estimate of the ultimate amount to be paid on any claim may be modified over that time period. Due to the inherent uncertainty in predicting future title policy losses, significant judgment is required by both our management and our third party actuaries in estimating reserves. As a consequence, our ultimate liability may be materially greater or less than current reserves and/or our third party actuary’s calculated estimates.

Depreciation and amortization. Depreciation and amortization expenses increased $7.3 million, or 114%, in the first quarter 2022 compared to the first quarter 2021, primarily due to recent acquisitions, which generated $6.2 million higher purchased intangible asset amortization expenses and $0.7 million higher fixed asset depreciation expenses.

Income taxes. Our effective tax rates, based on income before taxes and after deducting income attributable to noncontrolling interests, were 23.4% in the first quarter 2022, compared to 23.7% in the first quarter 2021. There were no significant discrete tax items during both periods.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources reflect our ability to generate cash flow to meet our obligations to stockholders, customers (payments to satisfy claims on title policies), vendors, employees, lenders and others. As of March 31, 2022, our total cash and investments, including amounts reserved pursuant to statutory requirements aggregated $1.1 billion. Of our total cash and investments at March 31, 2022, $709.6 million ($440.7 million, net of statutory reserves) was held in the United States and the rest internationally (principally in Canada).

As a holding company, the parent company is funded principally by cash from its subsidiaries' earnings in the form of dividends, operating and other administrative expense reimbursements and pursuant to intercompany tax sharing agreements. Cash held at the parent company and its unregulated subsidiaries (which totaled $65.7 million at March 31, 2022) is available for funding the parent company's operating expenses, interest payments on debt and dividend payments to common stockholders. The parent company also receives distributions from Stewart Title Guaranty Company (Guaranty), its regulated title insurance underwriter, to meet cash requirements for acquisitions and other strategic investments.

A substantial majority of our consolidated cash and investments as of March 31, 2022 was held by Guaranty and its subsidiaries. The use and investment of these funds, dividends to the parent company, and cash transfers between Guaranty and its subsidiaries and the parent company are subject to certain legal and regulatory restrictions. In general, Guaranty uses its cash and investments in excess of its legally-mandated statutory premium reserve (established in accordance with requirements under Texas law) to fund its insurance operations, including claims payments. Guaranty may also, subject to certain limitations, provide funds to its subsidiaries (whose operations consist principally of field title offices and real estate solutions operations) for their operating and debt service needs.

We maintain investments in accordance with certain statutory requirements for the funding of statutory premium reserves. Statutory reserve funds are required to be fully funded and invested in high-quality securities and short-term investments. Statutory reserve funds are not available for current claim payments, which must be funded from current operating cash flow. Included in investments in debt and equity securities are statutory reserve funds of approximately $530.0 million and $523.5 million at March 31, 2022 and December 31, 2021, respectively. In addition, included within cash and cash equivalents are statutory reserve funds of approximately $20.3 million and $41.4 million at March 31, 2022 and December 31, 2021, respectively. As of March 31, 2022, our known claims reserve totaled $75.4 million and our estimate of claims that may be reported in the future, under generally accepted accounting principles, totaled $485.3 million. In addition to this, we had cash and investments (excluding equity method investments) of $373.7 million, which are available for underwriter operations, including claims payments, and acquisitions.

The ability of Guaranty to pay dividends to its parent is governed by Texas insurance law. The Texas Department of Insurance (TDI) must be notified of any dividend declared, and any dividend in excess of the greater of the statutory net operating income or 20% of surplus (approximately $210.1 million as of December 31, 2021) would be, by regulation, considered extraordinary and subject to pre-approval by the TDI. Also, the Texas Insurance Commissioner may raise an objection to a planned distribution during the notification period. Guaranty’s actual ability or intent to pay dividends to its parent may be constrained by business and regulatory considerations, such as the impact of dividends on surplus and liquidity, which could affect its ratings and competitive position, the amount of insurance it can write and its ability to pay future dividends. Guaranty paid no dividends to its parent during the three months ended March 31, 2022, compared to $40.0 million paid during the three months ended March 31, 2021.

As the parent company conducts no operations apart from its wholly-owned subsidiaries, the discussion below focuses on consolidated cash flows.

	Three Months Ended March 31,
	2022	2021
	($ in millions)
Net cash provided by operating activities	34.9	47.4
Net cash used by investing activities	(65.2)	(73.6)
Net cash (used) provided by financing activities	(58.6)	6.2

Operating activities. Our principal sources of cash from operations are premiums on title policies and revenue from title service-related transactions, real estate solutions and other operations. Our independent agencies remit cash to us net of their contractual retention. Our principal cash expenditures for operations are employee costs, operating costs and title claims payments.

Net cash provided by operations in the first quarter 2022 decreased to $34.9 million from $47.4 million in the prior year quarter, primarily due to higher payments of operating liabilities outstanding at December 31, 2021, partially offset by a higher net income in the first quarter 2022. Although our business is labor intensive, we are focused on a cost-effective, scalable business model which includes utilization of technology, centralized back and middle office functions and business process outsourcing. We are continuing our emphasis on cost management, especially in light of the current economic environment due to rising mortgage interest and inflation rates, specifically focusing on lowering unit costs of production and improving operating margins in our direct title and real estate solutions operations. Our plans to improve margins include additional automation of manual processes, and further consolidation of our various systems and production operations. We continue to invest in the technology necessary to accomplish these goals.

Investing activities. Net cash used by investing activities is primarily driven by proceeds from matured and sold investments, purchases of investments, capital expenditures and acquisition of businesses. During the first quarter 2022, total proceeds from securities investments sold and matured were $33.6 million, compared to $45.9 million during the prior year quarter. Cash used for purchases of securities investments was $66.9 million during the first quarter 2022 compared to $47.9 million during the same period in 2021.

We used $17.9 million of cash for an acquisition in the title segment during the first quarter 2022, compared to cash used of $52.6 million for several acquisitions in the real estate solutions segment and $16.1 million for acquiring an equity method investment in a title company during the prior year quarter. We used $12.3 million and $5.7 million of cash for purchases of property and equipment during the first quarter 2022 and 2021, respectively. We maintain investment in capital expenditures at a level that enables us to implement technologies for increasing our operational and back-office efficiencies and to pursue growth in key markets.

Financing activities and capital resources. Total debt and stockholders’ equity were $445.9 million and $1.32 billion, respectively, as of March 31, 2022. During the first quarter 2022 and 2021, payments on notes payable of $37.3 million and $154.7 million, respectively, and notes payable additions of $0.1 million and $154.0 million, respectively, were related to short-term loan agreements in connection with our Section 1031 tax-deferred property exchange (Section 1031) business.

At March 31, 2022, our line of credit facility was fully available, while our debt-to-equity and debt-to-capitalization ratios, excluding our Section 1031 notes, were approximately 34% and 25%, respectively. During the first quarter 2022, we paid total dividends of $10.1 million ($0.375 per common share), compared to the total dividends paid in the first quarter 2021 of $8.8 million ($0.33 per common share).

***********
We believe we have sufficient liquidity and capital resources to meet the cash needs of our ongoing operations, including in the current economic and real estate environment created by the increasing mortgage interest and inflation rates. However, we may determine that additional debt or equity funding is warranted to provide liquidity for achievement of strategic goals or acquisitions or for unforeseen circumstances. Other than scheduled maturities of debt, operating lease payments and anticipated claims payments, we have no material contractual commitments. We expect that cash flows from operations and cash available from our underwriters, subject to regulatory restrictions, will be sufficient to fund our operations, including claims payments. However, to the extent that these funds are not sufficient, we may be required to borrow funds on terms less favorable than we currently have or seek funding from the equity market, which may not be successful or may be on terms that are dilutive to existing stockholders.

Contingent liabilities and commitments. See discussion of contingent liabilities and commitments in Note 10 to the condensed consolidated financial statements.

Other comprehensive loss. Unrealized gains and losses on available-for-sale debt securities investments and changes in foreign currency exchange rates are reported net of deferred taxes in accumulated other comprehensive income (loss), a component of stockholders’ equity, until they are realized. During the first quarter 2022, net unrealized investment losses of $20.1 million, net of taxes, which increased our other comprehensive loss, were primarily related to net decreases in the fair values of our corporate and foreign bond securities investments, primarily driven by the effect of higher interest rates and credit spreads. During the first quarter 2021, net unrealized investment losses of $9.3 million, net of taxes, which increased our other comprehensive loss, were primarily related to a net decrease in the fair values of our overall bond securities investment portfolio mainly driven by the effect of rising interest rates.

Changes in foreign currency exchange rates, primarily related to our Canadian and United Kingdom operations, reduced our other comprehensive loss, net of taxes, by $0.6 million in the first quarter 2022; while they decreased our other comprehensive loss, net of taxes, by $1.9 million in the prior year quarter.

Off-balance sheet arrangements. We do not have any material source of liquidity or financing that involves off-balance sheet arrangements, other than our contractual obligations under operating leases. We also routinely hold funds in segregated escrow accounts pending the closing of real estate transactions and have qualified intermediaries in tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code. The Company holds the proceeds from these transactions until a qualifying exchange can occur. In accordance with industry practice, these segregated accounts are not included on the balance sheet. See Note 15 in our 2021 Form 10-K.

Forward-looking statements. Certain statements in this report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to future, not past, events and often address our expected future business and financial performance. These statements often contain words such as “may,” "expect," "anticipate," "intend," "plan," "believe," "seek," "will," "foresee" or other similar words. Forward-looking statements by their nature are subject to various risks and uncertainties that could cause our actual results to be materially different than those expressed in the forward-looking statements. These risks and uncertainties include, among other things, the volatility of economic conditions; adverse changes in the level of real estate activity; changes in mortgage interest rates, existing and new home sales, and availability of mortgage financing; our ability to respond to and implement technology changes, including the completion of the implementation of our enterprise systems; the impact of unanticipated title losses or the need to strengthen our policy loss reserves; any effect of title losses on our cash flows and financial condition; the ability to attract and retain highly productive sales associates; the impact of vetting our agency operations for quality and profitability; independent agency remittance rates; changes to the participants in the secondary mortgage market and the rate of refinancing that affects the demand for title insurance products; regulatory non-compliance, fraud or defalcations by our title insurance agencies or employees; our ability to timely and cost-effectively respond to significant industry changes and introduce new products and services; the outcome of pending litigation; the impact of changes in governmental and insurance regulations, including any future reductions in the pricing of title insurance products and services; our dependence on our operating subsidiaries as a source of cash flow; our ability to access the equity and debt financing markets when and if needed; our ability to grow our international operations; seasonality and weather; and our ability to respond to the actions of our competitors. These risks and uncertainties, as well as others, are discussed in more detail in our documents filed with the Securities and Exchange Commission, including in Part I, Item 1A "Risk Factors" in our 2021 Form 10-K, and as maybe further updated and supplemented from time to time in our future Quarterly Reports on Form 10-Q, and our Current Reports on Form 8-K filed subsequently. All forward-looking statements included in this report are expressly qualified in their entirety by such cautionary statements. We expressly disclaim any obligation to update, amend or clarify any forward-looking statements contained in this report to reflect events or circumstances that may arise after the date hereof, except as may be required by applicable law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes during the quarter ended March 31, 2022 in our investment strategies, types of financial instruments held or the risks associated with such instruments that would materially alter the market risk disclosures made in our 2021 Form 10-K.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. Our principal executive officer and principal financial officer are responsible for establishing and maintaining disclosure controls and procedures. They evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2022, and have concluded that, as of such date, our disclosure controls and procedures are adequate and effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting during the quarter ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

See discussion of legal proceedings in Note 11 to the condensed consolidated financial statements included in Item 1 of Part I of this Report, which is incorporated by reference into this Part II, Item 1, as well as Item 3. Legal Proceedings, in our 2021 Form 10-K.

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in our 2021 Form 10-K. There have been no material changes to our risk factors since our 2021 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases of our Common Stock during the three months ended March 31, 2022, except for repurchases of approximately 35,600 shares (aggregate purchase price of approximately $2.5 million) related to the statutory income tax withholding on the vesting of restricted unit grants to executives and senior management employees.

Item 5. Other Information

Book value per share. Our book value per share was $48.58 and $47.67 as of March 31, 2022 and December 31, 2021, respectively. As of March 31, 2022, our book value per share was based on approximately $1.31 billion of stockholders’ equity attributable to Stewart and 27,015,078 shares of Common Stock outstanding. As of December 31, 2021, our book value per share was based on approximately $1.28 billion of stockholders’ equity attributable to Stewart and 26,893,430 shares of Common Stock outstanding.

Item 6. Exhibits

Exhibit
3.1	—	Restated Certificate of Incorporation of the Registrant, dated April 28, 2016 (incorporated by reference in this report from Exhibit 3.1 of the Current Report on Form 8-K filed April 29, 2016)
3.2	—	Third Amended and Restated By-Laws of the Registrant, as of April 27, 2016 (incorporated by reference in this report from Exhibit 3.2 of the Current Report on Form 8-K filed April 28, 2016)
10.1†*		Restricted Performance Unit Agreement, effective March 9, 2022, by and between the Registrant and Frederick Eppinger
10.2†*		Stock Unit Award Agreement, effective March 9, 2022, by and between the Registrant and Frederick Eppinger
10.3†*	—	Restricted Performance Unit Agreement, effective March 9, 2022, by and between the Registrant and David Hisey
10.4†*	—	Stock Unit Award Agreement, effective March 9, 2022, by and between the Registrant and David Hisey
10.5†*	—	Stock Unit Award Agreement (cliff), effective March 9, 2022, by and between the Registrant and David Hisey
10.6†*	—	Restricted Performance Unit Agreement, effective March 9, 2022, by and between the Registrant and John Killea
10.7†*	—	Stock Unit Award Agreement, effective March 9, 2022, by and between the Registrant and John Killea
10.8†*		Stock Unit Award Agreement (cliff), effective March 9, 2022, by and between the Registrant and John Killea
10.9†*		Restricted Performance Unit Agreement, effective March 9, 2022, by and between the Registrant and Steven Lessack
10.10†*		Stock Unit Award Agreement, effective March 9, 2022, by and between the Registrant and Steven Lessack
10.11†*		Restricted Performance Unit Agreement, effective March 9, 2022, by and between the Registrant and Tara Smith
10.12†*		Stock Unit Award Agreement, effective March 9, 2022, by and between the Registrant and Tara Smith
31.1*	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	—	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	—	XBRL Taxonomy Extension Schema Document
101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	—	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document
104*	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith
† Management contract or compensatory plan

SIGNATURE
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 6, 2022
Date

Stewart Information Services Corporation
Registrant

By:	/s/ David C. Hisey
David C. Hisey, Chief Financial Officer, Secretary and Treasurer