Form 10-Q
period 2022-06-30
STEWART INFORMATION SERVICES CORP
filed 2022-08-09
CIK 94344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☑
On August 2, 2022, there were 27,108,912 outstanding shares of the issuer's Common Stock.

FORM 10-Q QUARTERLY REPORT
QUARTER ENDED JUNE 30, 2022

As used in this report, “we,” “us,” “our,” "Registrant," the “Company” and “Stewart” mean Stewart Information Services Corporation and our subsidiaries, unless the context indicates otherwise.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	($000 omitted, except per share)
Revenues
Title revenues:
Direct operations	351,122	353,502	668,956	633,007
Agency operations	409,931	390,330	814,076	736,261
Real estate solutions and other	88,186	58,193	211,415	114,124
Operating revenues	849,239	802,025	1,694,447	1,483,392
Investment income	6,739	5,130	10,361	9,074
Net realized and unrealized (losses) gains	(11,905)	11,654	(7,820)	14,929
	844,073	818,809	1,696,988	1,507,395
Expenses
Amounts retained by agencies	339,847	322,020	671,039	605,955
Employee costs	210,246	188,467	415,228	357,864
Other operating expenses	162,008	137,796	351,756	263,279
Title losses and related claims	26,398	33,569	55,619	62,342
Depreciation and amortization	14,288	6,819	28,037	13,249
Interest	4,507	682	8,918	1,248
	757,294	689,353	1,530,597	1,303,937
Income before taxes and noncontrolling interests	86,779	129,456	166,391	203,458
Income tax expense	(19,894)	(30,616)	(37,594)	(47,496)
Net income	66,885	98,840	128,797	155,962
Less net income attributable to noncontrolling interests	5,225	4,021	9,240	6,907
Net income attributable to Stewart	61,660	94,819	119,557	149,055

Net income	66,885	98,840	128,797	155,962
Other comprehensive loss, net of taxes:
Foreign currency translation adjustments	(8,181)	1,379	(7,561)	3,246
Change in net unrealized gains and losses on investments	(12,694)	1,009	(32,592)	(8,147)
Reclassification adjustments for realized gains and losses on investments	(117)	(418)	(302)	(563)
Other comprehensive (loss) income, net of taxes:	(20,992)	1,970	(40,455)	(5,464)
Comprehensive income	45,893	100,810	88,342	150,498
Less net income attributable to noncontrolling interests	5,225	4,021	9,240	6,907
Comprehensive income attributable to Stewart	40,668	96,789	79,102	143,591

Basic average shares outstanding (000)	27,018	26,798	26,989	26,767
Basic earnings per share attributable to Stewart	2.28	3.54	4.43	5.57
Diluted average shares outstanding (000)	27,293	27,123	27,377	27,038
Diluted earnings per share attributable to Stewart	2.26	3.50	4.37	5.51
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022 (Unaudited)	December 31, 2021
	($000 omitted)
Assets
Cash and cash equivalents	405,310	485,919
Short-term investments	17,282	17,650
Investments, at fair value:
Debt securities (amortized cost of $623,614 and $578,165)	593,583	589,772
Equity securities	93,672	89,442
	687,255	679,214
Receivables:
Premiums from agencies	50,565	45,428
Trade and other	70,572	75,079
Income taxes	4,338	5,420
Notes	4,633	1,124
Allowance for uncollectible amounts	(7,028)	(7,711)
	123,080	119,340
Property and equipment:
Land	2,545	2,545
Buildings	18,692	19,303
Furniture and equipment	208,350	216,261
Accumulated depreciation	(156,087)	(165,653)
	73,500	72,456
Operating lease assets	137,275	134,578
Title plants, at cost	73,503	76,859
Investments on equity method basis	4,650	4,754
Goodwill	964,212	924,837
Intangible assets, net of amortization	187,494	229,804
Deferred tax assets	3,766	3,846
Other assets	78,015	64,105
	2,755,342	2,813,362
Liabilities
Notes payable	444,908	483,491
Accounts payable and accrued liabilities	200,294	287,326
Operating lease liabilities	150,472	149,417
Estimated title losses	562,681	549,614
Deferred tax liabilities	37,166	48,779
	1,395,521	1,518,627
Contingent liabilities and commitments
Stockholders’ equity
Common Stock ($1 par value) and additional paid-in capital	316,224	309,622
Retained earnings	1,073,788	974,800
Accumulated other comprehensive income (loss):
Foreign currency translation adjustments	(16,478)	(8,917)
Net unrealized (losses) gains on debt securities investments	(23,724)	9,170
Treasury stock – 352,161 common shares, at cost	(2,666)	(2,666)
Stockholders’ equity attributable to Stewart	1,347,144	1,282,009
Noncontrolling interests	12,677	12,726
Total stockholders’ equity (27,038,282 and 26,893,430 shares outstanding)	1,359,821	1,294,735
	2,755,342	2,813,362
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2022	2021
	($000 omitted)
Reconciliation of net income to cash provided by operating activities:
Net income	128,797	155,962
Add (deduct):
Depreciation and amortization	28,037	13,249
Adjustments for bad debt provisions	(157)	846
Net realized and unrealized losses (gains)	7,820	(14,929)
Amortization of net premium on debt securities investments	1,382	1,904
Payments for title losses less than provisions	16,902	26,222
Adjustments for insurance recoveries of title losses	220	—
Decrease (increase) in receivables – net	2,907	(22,366)
Increase in other assets – net	(6,720)	(3,327)
Decrease in accounts payable and other liabilities – net	(68,475)	(15,390)
Change in net deferred income taxes	515	4,122
Net income from equity method investments	(1,860)	(3,412)
Dividends received from equity method investments	2,150	1,739
Stock-based compensation expense	6,440	5,879
Other – net	229	(47)
Cash provided by operating activities	118,187	150,452
Investing activities:
Proceeds from sales of investments in securities	28,769	14,744
Proceeds from matured investments in debt securities	23,521	51,034
Purchases of investments in securities	(117,913)	(89,198)
Net (purchases) sales of short-term investments	(189)	2,747
Purchases of property and equipment, and real estate	(26,226)	(16,430)
Proceeds from sale of property and equipment and other assets	1,033	10,583
Cash paid for acquisition of businesses	(23,310)	(131,906)
Cash paid for acquisition of equity method investment	(69)	(16,080)
Other – net	3,242	855
Cash used by investing activities	(111,142)	(173,651)
Financing activities:
Proceeds from notes payable	5,721	181,755
Payments on notes payable	(44,553)	(157,662)
Distributions to noncontrolling interests	(9,483)	(7,253)
Repurchases of Common Stock	(2,551)	(2,002)
Proceeds from stock option and employee stock purchase plan exercises	2,713	181
Cash dividends paid	(20,258)	(17,688)
Payment of contingent consideration related to acquisitions	(15,997)	(75)
Purchase of remaining interest in consolidated subsidiaries	—	(5,616)
Other - net	94	(777)
Cash used by financing activities	(84,314)	(9,137)
Effects of changes in foreign currency exchange rates	(3,340)	195
Change in cash and cash equivalents	(80,609)	(32,141)
Cash and cash equivalents at beginning of period	485,919	432,683
Cash and cash equivalents at end of period	405,310	400,542
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	Common Stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Noncontrolling interests	Total
	($000 omitted)
Six Months Ended June 30, 2022
Balance at December 31, 2021	27,246	282,376	974,800	253	(2,666)	12,726	1,294,735
Net income attributable to Stewart	—	—	119,557	—	—	—	119,557
Dividends on Common Stock ($0.75 per share)	—	—	(20,569)	—	—	—	(20,569)
Stock-based compensation	126	6,314	—	—	—	—	6,440
Stock repurchases	(37)	(2,514)	—	—	—	—	(2,551)
Stock option and employee stock purchase plan exercises	55	2,658	—	—	—	—	2,713
Change in net unrealized gains and losses on investments, net of taxes	—	—	—	(32,592)	—	—	(32,592)
Reclassification adjustment for realized gains and losses on investments, net of taxes	—	—	—	(302)	—	—	(302)
Foreign currency translation adjustments, net of taxes	—	—	—	(7,561)	—	—	(7,561)
Net income attributable to noncontrolling interests	—	—	—	—	—	9,240	9,240
Distributions to noncontrolling interests	—	—	—	—	—	(9,483)	(9,483)
Net effect of other changes in ownership	—	—	—	—	—	194	194
Balance at June 30, 2022	27,390	288,834	1,073,788	(40,202)	(2,666)	12,677	1,359,821

Six Months Ended June 30, 2021
Balance at December 31, 2020	27,080	274,857	688,819	17,022	(2,666)	7,294	1,012,406
Net income attributable to Stewart	—	—	149,055	—	—	—	149,055
Dividends on Common Stock ($0.66 per share)	—	—	(18,040)	—	—	—	(18,040)
Stock-based compensation	131	5,748	—	—	—	—	5,879
Stock repurchases	(39)	(1,963)	—	—	—	—	(2,002)
Stock option and employee stock purchase plan exercises	5	176	—	—	—	—	181
Purchase of remaining interest in consolidated subsidiary	—	(4,744)	—	—	—	(872)	(5,616)
Change in net unrealized gains and losses on investments, net of taxes	—	—	—	(8,147)	—	—	(8,147)
Reclassification adjustment for realized gains and losses on investments, net of taxes, net of taxes	—	—	—	(563)	—	—	(563)
Foreign currency translation adjustments, net of taxes	—	—	—	3,246	—	—	3,246
Net income attributable to noncontrolling interests	—	—	—	—	—	6,907	6,907
Distributions to noncontrolling interests	—	—	—	—	—	(7,253)	(7,253)
Balance at June 30, 2021	27,177	274,074	819,834	11,558	(2,666)	6,096	1,136,073
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	Common Stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Noncontrolling interests	Total
	($000 omitted)
Three Months Ended June 30, 2022
Balances at June 30, 2021	27,367	284,524	1,022,456	(19,210)	(2,666)	12,317	1,324,788
Net income attributable to Stewart	—	—	61,660	—	—	—	61,660
Dividends on Common Stock ($0.38 per share)	—	—	(10,328)	—	—	—	(10,328)
Stock-based compensation	18	4,183	—	—	—	—	4,201
Stock repurchases	(1)	(88)	—	—	—	—	(89)
Stock option and employee stock purchase plan exercises	6	215	—	—	—		221
Purchase of remaining interest in consolidated subsidiaries	—		—	—	—		—
Change in net unrealized gains and losses on investments, net of taxes	—	—	—	(12,694)	—	—	(12,694)
Reclassification adjustment for realized gains and losses on investments, net of taxes	—	—	—	(117)	—	—	(117)
Foreign currency translation adjustments, net of taxes	—	—	—	(8,181)	—	—	(8,181)
Net income attributable to noncontrolling interests	—	—	—	—	—	5,225	5,225
Distributions to noncontrolling interests	—	—	—	—	—	(4,915)	(4,915)
Net effect of other changes in ownership	—	—	—	—	—	50	50
Balance at June 30, 2022	27,390	288,834	1,073,788	(40,202)	(2,666)	12,677	1,359,821

Three Months Ended June 30, 2021
Balances at June 30, 2020	27,158	273,820	733,973	9,588	(2,666)	6,025	1,047,898
Net income attributable to Stewart	—	—	94,819	—	—	—	94,819
Dividends on Common Stock ($0.33 per share)	—	—	(8,958)	—	—	—	(8,958)
Stock-based compensation	18	2,687	—	—	—	—	2,705
Stock repurchases	(2)	(65)	—	—	—	—	(67)
Stock option exercises	3	117					120
Purchase of remaining interest in consolidated subsidiary	—	(2,485)	—	—	—	(561)	(3,046)
Change in net unrealized gains and losses on investments, net of taxes	—	—	—	1,009	—	—	1,009
Reclassification adjustment for realized gains and losses on investments, net of taxes, net of taxes	—	—	—	(418)	—	—	(418)
Foreign currency translation adjustments, net of taxes	—	—	—	1,379	—	—	1,379
Net income attributable to noncontrolling interests	—	—	—	—	—	4,021	4,021
Distributions to noncontrolling interests	—	—	—	—	—	(3,409)	(3,409)
Net effect of other changes in ownership	—	—	—	—	—	20	20
Balance at June 30, 2021	27,177	274,074	819,834	11,558	(2,666)	6,096	1,136,073
See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1

Interim financial statements. The financial information contained in this report for the three and six months ended June 30, 2022 and 2021, and as of June 30, 2022, is unaudited. This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission on February 28, 2022 (2021 Form 10-K).

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

C. Restrictions on cash and investments. The Company maintains investments in accordance with certain statutory requirements for the funding of statutory premium reserves. Statutory reserve funds are required to be fully funded and invested in high-quality securities and short-term investments. Statutory reserve funds are not available for current claim payments, which must be funded from current operating cash flow. Included in investments in debt and equity securities are statutory reserve funds of approximately $538.1 million and $523.5 million at June 30, 2022 and December 31, 2021, respectively. In addition, included within cash and cash equivalents are statutory reserve funds of approximately $14.9 million and $41.4 million at June 30, 2022 and December 31, 2021, respectively. Although these cash statutory reserve funds are not restricted or segregated in depository accounts, they are required to be held pursuant to state statutes. If the Company fails to maintain minimum investments or cash and cash equivalents sufficient to meet statutory requirements, the Company may be subject to fines or other penalties, including potential revocation of its business license. These funds are not available for any other purpose. In the event that insurance regulators adjust the determination of the statutory premium reserves of the Company’s title insurers, these restricted funds as well as statutory surplus would correspondingly increase or decrease.

NOTE 2

Revenues. The Company's operating revenues, summarized by type, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	($000 omitted)
Title insurance premiums:
Direct	231,721	243,638	437,283	438,631
Agency	409,931	390,330	814,076	736,261
Escrow fees	61,497	63,534	117,289	120,183
Real estate solutions and abstract fees	104,213	80,712	213,015	149,332
Other revenues	41,877	23,811	112,784	38,985
	849,239	802,025	1,694,447	1,483,392

NOTE 3

Investments in debt and equity securities. As of June 30, 2022 and December 31, 2021, the net unrealized investment gains relating to investments in equity securities held were $14.5 million and $21.1 million, respectively (refer to Note 5).

The amortized costs and fair values of investments in debt securities are as follows:

	June 30, 2022		December 31, 2021
	Amortized costs	Fair values	Amortized costs	Fair values
	($000 omitted)
Municipal	32,555	32,525	34,739	36,323
Corporate	268,626	255,437	249,757	258,102
Foreign	311,894	295,134	287,240	288,883
U.S. Treasury Bonds	10,539	10,487	6,429	6,464
	623,614	593,583	578,165	589,772

Foreign debt securities consist of Canadian government, provincial and corporate bonds, United Kingdom treasury and corporate bonds, and Mexican government bonds.

Gross unrealized gains and losses on investments in debt securities are as follows:

	June 30, 2022		December 31, 2021
	Gains	Losses	Gains	Losses
	($000 omitted)
Municipal	114	144	1,585	1
Corporate	435	13,624	9,389	1,044
Foreign	319	17,079	3,285	1,642
U.S. Treasury Bonds	33	85	60	25
	901	30,932	14,319	2,712

Debt securities as of June 30, 2022 mature, according to their contractual terms, as follows (actual maturities may differ due to call or prepayment rights):

	Amortized costs	Fair values
	($000 omitted)
In one year or less	98,843	98,429
After one year through five years	333,202	318,895
After five years through ten years	158,609	145,799
After ten years	32,960	30,460
	623,614	593,583

Gross unrealized losses on investments in debt securities and the fair values of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2022, were:

	Less than 12 months		More than 12 months		Total
	Losses	Fair values	Losses	Fair values	Losses	Fair values
	($000 omitted)
Municipal	144	11,631	—	—	144	11,631
Corporate	12,033	218,982	1,591	11,268	13,624	230,250
Foreign	14,322	249,533	2,757	37,154	17,079	286,687
U.S. Treasury Bonds	61	1,410	24	611	85	2,021
	26,560	481,556	4,372	49,033	30,932	530,589

The number of specific debt investment holdings held in an unrealized loss position as of June 30, 2022 was 303. Of these securities, 23 were in unrealized loss positions for more than 12 months. Gross unrealized investment losses at June 30, 2022 increased compared to December 31, 2021, primarily due to the market volatility influenced by higher interest rates and credit spreads during 2022. Since the Company does not intend to sell and will more likely than not maintain each investment security until its maturity or anticipated recovery in value, and no significant credit risk is deemed to exist, these investments are not considered as credit-impaired. The Company believes its investment portfolio is diversified and expects no material loss to result from the failure to perform by issuers of the debt securities it holds. Investments made by the Company are not collateralized.

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

As of June 30, 2022, financial instruments measured at fair value on a recurring basis are summarized below:

	Level 1	Level 2	Fair value measurements
	($000 omitted)
Investments in securities:
Debt securities:
Municipal	—	32,525	32,525
Corporate	—	255,437	255,437
Foreign	—	295,134	295,134
U.S. Treasury Bonds	—	10,487	10,487
Equity securities	93,672	—	93,672
	93,672	593,583	687,255

As of December 31, 2021, financial instruments measured at fair value on a recurring basis are summarized below:

	Level 1	Level 2	Fair value measurements
	($000 omitted)
Investments in securities:
Debt securities:
Municipal	—	36,323	36,323
Corporate	—	258,102	258,102
Foreign	—	288,883	288,883
U.S. Treasury Bonds	—	6,464	6,464
Equity securities	89,442	—	89,442
	89,442	589,772	679,214

As of June 30, 2022 and December 31, 2021, Level 1 financial instruments consist of equity securities. Level 2 financial instruments consist of municipal, governmental, and corporate bonds, both U.S. and foreign. In accordance with the Company’s policies and guidelines which incorporate relevant statutory requirements, the Company’s third-party registered investment manager invests only in securities rated as investment grade or higher by the major rating services, where observable valuation inputs are significant. The fair value of the Company's investments in debt and equity securities is primarily determined using a third-party pricing service provider. The third-party pricing service provider calculates the fair values using both market approach and model valuation methods, as well as pricing information obtained from brokers, dealers and custodians. Management ensures the reasonableness of the third-party service valuations by comparing them with pricing information from the Company's investment manager.

NOTE 5

Net realized and unrealized gains. Realized and unrealized gains and losses are detailed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	($000 omitted)
Realized gains	1,683	7,909	3,277	8,080
Realized losses	(3,671)	—	(3,839)	(2,469)
Net unrealized investment (losses) gains recognized on equity securities still held at end of period	(9,917)	3,745	(7,258)	9,318
	(11,905)	11,654	(7,820)	14,929

Realized gains and losses during the second quarter 2022 included realized losses of $3.6 million from disposals of businesses and a $1.0 million gain from an acquisition contingent liability adjustment. Realized gains and losses during the second quarter 2021 included $7.3 million of gains on sales of buildings. Additionally, realized gains and losses for the first six months of 2022 and 2021 included a $1.0 million realized gain related to sale of a title plant copy, and a $2.5 million loss related to a disposal of an equity method investment, respectively.

Investment gains and losses recognized related to investments in equity securities are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	($000 omitted)
Net investment (losses) gains recognized on equity securities during the period	(9,366)	3,780	(6,795)	9,361
Less: Net realized gains on equity securities sold during the period	551	35	463	43
Net unrealized investment (losses) gains recognized on equity securities still held at end of period	(9,917)	3,745	(7,258)	9,318

Proceeds from sales of investments in securities are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	($000 omitted)
Proceeds from sales of debt securities	11,002	11,634	28,282	14,571
Proceeds from sales of equity securities	117	59	487	173
Total proceeds from sales of investments in securities	11,119	11,693	28,769	14,744

NOTE 6

Goodwill. The summary of changes in goodwill is as follows.

	Title	Real Estate Solutions	Corporate and Other	Consolidated Total
	($000 omitted)
Balances at December 31, 2021	583,944	325,543	15,350	924,837
Acquisitions	25,325	—	—	25,325
Purchase accounting adjustments	802	28,990	(14,450)	15,342
Disposals	(392)	—	(900)	(1,292)
Balances at June 30, 2022	609,679	354,533	—	964,212

During the first six months of 2022, goodwill recorded in the title segment was related to acquisitions of title search and support services providers, while purchase accounting adjustments were primarily related to measurements of intangible assets and deferred taxes, and adjustments to provisional estimates within one year of the related acquisitions.

NOTE 7

Estimated title losses. A summary of estimated title losses for the six months ended June 30 is as follows:

	2022	2021
	($000 omitted)
Balances at January 1	549,614	496,275
Provisions:
Current year	55,760	61,147
Previous policy years	(141)	1,195
Total provisions	55,619	62,342
Payments, net of recoveries:
Current year	(8,927)	(7,682)
Previous policy years	(29,790)	(28,438)
Total payments, net of recoveries	(38,717)	(36,120)
Effects of changes in foreign currency exchange rates	(3,835)	2,486
Balances at June 30	562,681	524,983
Loss ratios as a percentage of title operating revenues:
Current year provisions	3.8%	4.5%
Total provisions	3.8%	4.6%

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

During the first six months of 2022, the Company granted time-based and performance-based restricted stock units with an aggregate grant-date fair value of $11.2 million (174,000 units with an average grant price per unit of $64.15). During the first six months of 2021, the aggregate grant-date fair values of restricted stock unit and stock option awards, respectively, were $8.9 million (166,000 units with an average grant price per unit of $53.71) and $1.3 million (139,000 options with an average grant price per option of $9.24 and exercise strike price of $53.24).

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

The calculation of the basic and diluted EPS is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	($000 omitted, except per share)
Numerator:
Net income attributable to Stewart	61,660	94,819	119,557	149,055

Denominator (000):
Basic average shares outstanding	27,018	26,798	26,989	26,767
Average number of dilutive shares relating to options	154	189	226	154
Average number of dilutive shares relating to grants of restricted units and shares	121	136	162	117
Diluted average shares outstanding	27,293	27,123	27,377	27,038

Basic earnings per share attributable to Stewart	2.28	3.54	4.43	5.57
Diluted earnings per share attributable to Stewart	2.26	3.50	4.37	5.51

NOTE 10

Contingent liabilities and commitments. In the ordinary course of business, the Company guarantees the third-party indebtedness of certain of its consolidated subsidiaries. As of June 30, 2022, the maximum potential future payments on the guarantees are not more than the related notes payable recorded in the condensed consolidated balance sheets. The Company also guarantees the indebtedness related to lease obligations of certain of its consolidated subsidiaries. The maximum future obligations arising from these lease-related guarantees are not more than the Company’s future lease obligations, as presented on the condensed consolidated balance sheets, plus lease operating expenses. As of June 30, 2022, the Company also had unused letters of credit aggregating $4.9 million related to workers’ compensation and other insurance. The Company does not expect to make any payments on these guarantees.

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

Under the revised segment presentation, the composition of each of the title and real estate solutions segments is substantially unchanged, while the corporate and other segment primarily includes corporate operations. The title segment provides services needed to transfer title to property in a real estate transaction and includes services such as searching, abstracting, examining, closing and insuring the condition of the title to the property. In addition, the title segment includes home and personal insurance services, Internal Revenue Code Section 1031 tax-deferred exchanges, and digital customer engagement platform services. The real estate solutions segment primarily include appraisal management services, online notarization and closing services, credit and real estate information services, and search and valuation services. Amounts for 2021 were recast in the following table to conform with the new segment presentation.

Selected statement of income information related to these segments is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	($000 omitted)
Title segment:
Revenues	759,035	753,119	1,488,393	1,385,704
Depreciation and amortization	7,489	4,709	13,631	9,023
Income before taxes and noncontrolling interest	93,595	125,671	176,375	202,760

Real estate solutions segment:
Revenues	82,864	58,193	172,255	114,124
Depreciation and amortization	6,381	1,884	13,177	3,778
Income before taxes	6,095	2,212	12,886	4,869

Corporate and other segment:
Revenues	2,174	7,497	36,340	7,567
Depreciation and amortization	418	226	1,229	448
(Loss) income before taxes	(12,911)	1,573	(22,870)	(4,171)

Consolidated Stewart:
Revenues	844,073	818,809	1,696,988	1,507,395
Depreciation and amortization	14,288	6,819	28,037	13,249
Income before taxes and noncontrolling interest	86,779	129,456	166,391	203,458

The Company does not provide asset information by reportable operating segment as it does not routinely evaluate the asset position by segment.

Total revenues generated in the United States and all international operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	($000 omitted)
United States	791,447	762,344	1,600,651	1,414,926
International	52,626	56,465	96,337	92,469
	844,073	818,809	1,696,988	1,507,395

NOTE 13
Other comprehensive (loss) income. Changes in the balances of each component of other comprehensive (loss) income and the related tax effects are as follows:

	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount
	($000 omitted)
Net unrealized gains and losses on investments:
Change in net unrealized gains and losses on investments	(16,068)	(3,374)	(12,694)	1,277	268	1,009
Reclassification adjustments for realized gains and losses on investments	(148)	(31)	(117)	(529)	(111)	(418)
	(16,216)	(3,405)	(12,811)	748	157	591
Foreign currency translation adjustments	(9,329)	(1,148)	(8,181)	1,760	381	1,379
Other comprehensive (loss) income	(25,545)	(4,553)	(20,992)	2,508	538	1,970

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount
	($000 omitted)
Net unrealized gains and losses on investments:
Change in net unrealized gains and losses on investments	(41,256)	(8,664)	(32,592)	(10,312)	(2,165)	(8,147)
Reclassification adjustment for realized gains and losses on investments	(382)	(80)	(302)	(713)	(150)	(563)
	(41,638)	(8,744)	(32,894)	(11,025)	(2,315)	(8,710)
Foreign currency translation adjustments	(8,353)	(792)	(7,561)	4,111	865	3,246
Other comprehensive loss	(49,991)	(9,536)	(40,455)	(6,914)	(1,450)	(5,464)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S OVERVIEW

Second quarter 2022 overview. We reported net income attributable to Stewart of $61.7 million ($2.26 per diluted share) for the second quarter 2022, compared to net income attributable to Stewart of $94.8 million ($3.50 per diluted share) for the second quarter 2021. Pretax income before noncontrolling interests for the second quarter 2022 was $86.8 million compared to pretax income before noncontrolling interests of $129.5 million for the prior year quarter. The second quarter 2022 results included $11.9 million of pretax net realized and unrealized losses, primarily related to net unrealized losses on fair value changes of equity securities investments and losses on disposition of businesses, while the second quarter 2021 results included $11.7 million of pretax net realized and unrealized gains, primarily related to realized gains from sales of buildings and net unrealized gains on fair value changes of equity securities investments.

Summary results of the title segment are as follows ($ in millions, except pretax margin):

	For the Three Months Ended June 30
	2022	2021	% Change

Operating revenues	761.1	743.8	2%
Investment income	6.7	5.1	31%
Net realized and unrealized (losses) gains	(8.8)	4.2	(311)%
Pretax income	93.6	125.7	(26)%
Pretax margin	12.3%	16.7%

The title segment’s operating revenues in the second quarter 2022 increased by $17.2 million, or 2%, compared to the second quarter 2021, primarily due to increased agency operations revenues of $19.6 million, or 5%, partially offset by $2.4 million, or 1%, lower revenues from direct title operations. Overall segment operating expenses in the second quarter 2022 increased $38.0 million, or 6%, compared to the prior year quarter, primarily driven by 6% higher agency retention expenses on higher agency revenues, and 9% higher combined title employee costs and other operating expenses, primarily due to recent acquisitions. Average independent agency remittance rate in the second quarter 2022 was 17.1%, compared to 17.5% in the second quarter 2021. As a percentage of operating revenues, combined title employee costs and other operating expenses was 38.3% in the second quarter 2022 compared to 35.9% in the second quarter 2021.

Title loss expense in the second quarter 2022 decreased 21% to $26.4 million from $33.6 million in the second quarter 2021, primarily due to favorable claims experience. As a percentage of title revenues, title loss expense in the second quarter 2022 was 3.5% compared to 4.5% in the prior year quarter. For the full year 2022, we anticipate our title losses will be approximately 4% of title revenues.

The segment’s net realized and unrealized gains in the second quarter 2022 primarily included $9.9 million of net unrealized losses on fair value changes of equity securities investments, partially offset by a $1.0 million gain related to an acquisition contingent liability adjustment, while net realized and unrealized gains in the second quarter 2021 were primarily related to net unrealized gains on fair value changes of equity securities investments. Investment income in the second quarter 2022 increased compared to the second quarter 2021, primarily as a result of increased dividend income from investments in the second quarter 2022.

Summary results of the real estate solutions segment are as follows ($ in millions):

	For the Three Months Ended June 30
	2022	2021	% Change

Operating revenues	82.9	58.2	42%
Pretax income	6.1	2.2	176%
Pretax margin	7.4%	3.8%

Pretax income for the segment improved in the second quarter 2022, compared to the prior year quarter, as a result of $24.7 million, or 42%, higher operating revenues resulting from acquisitions. Total operating expenses increased $20.8 million, or 37%, consistent with increased revenues and higher purchased intangible asset amortization expenses in the second quarter 2022 compared to the prior year quarter. Total intangible asset amortization expenses in the second quarters 2022 and 2021 were $6.1 million and $1.6 million, respectively.

Summary results of the corporate and other segment are as follows ($ in millions):

	For the Three Months Ended June 30
	2022	2021	% Change

Operating revenues	5.3	—	100%
Realized (loss) gains	(3.2)	7.5	(142)%
Pretax (loss) income	(12.9)	1.6	(921)%

Net expenses attributable to corporate operations in the second quarter 2022 were $10.2 million, compared to $5.9 million in the second quarter 2021, with the increase primarily driven by higher interest expense resulting from debt issued in the fourth quarter 2021. Realized losses for the second quarter 2022 were primarily related to the sale of the real estate brokerage company, while realized gains in the second quarter 2021 were primarily related to a sale of buildings.

CRITICAL ACCOUNTING ESTIMATES

The preparation of the Company’s condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures surrounding contingencies and commitments.

Actual results can differ from our accounting estimates. While we do not anticipate significant changes in our estimates, there is a risk that such changes could have a material impact on our consolidated financial condition or results of operations for future periods. During the six months ended June 30, 2022, we made no material changes to our critical accounting estimates as previously disclosed in Management’s Discussion and Analysis in the 2021 Form 10-K.

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

RESULTS OF OPERATIONS

Comparisons of our results of operations for the three and six months ended June 30, 2022 with the corresponding periods in the prior year are set forth below. Factors contributing to fluctuations in the results of operations are presented in the order of their monetary significance, and we have quantified, when necessary, significant changes. Segment results are included in the discussions and, when relevant, are discussed separately.

Our statements on home sales and loan activity are based on published U.S. industry data from sources including Fannie Mae, the Mortgage Bankers Association (MBA), the National Association of Realtors® (NAR) and the U.S. Census Bureau as of June 30, 2022. We also use information from our direct operations.

Operating environment. Existing home sales in June 2022, on a seasonally-adjusted basis, declined for the fifth straight month, decreasing 5% and 14% compared to May 2022 and a year ago, respectively. According to NAR, the decline in existing homes sales was primarily due to the continued fall in housing affordability resulting from the sharp increase in mortgage rates and home prices, negatively affecting potential home buyers. The median home price in June 2022 was 13% higher compared a year ago, which marked the 124th consecutive month of year-over-year median home price increases. With regard to new residential construction, U.S. housing starts in June 2022 were 2% and 6% lower compared to May 2022 and June 2021, while newly issued building permits in June 2022 were 1% higher than a year ago, but 1% lower compared to May 2022.

According to Fannie Mae and MBA (averaged), total single family mortgage originations during the second quarter 2022 decreased 37% to approximately $687 billion compared to the second quarter 2021, primarily driven by the expected decline in refinancing originations resulting from higher interest rates due to elevated inflation rates and related federal monetary actions. The lower refinancing originations were partially offset by 3% higher purchase originations during the second quarter 2022 compared to the prior year quarter. As of June 2022, the average 30-year fixed interest rate is expected to average 4.9% for 2022, which is 180 basis points higher than the 3.1% average interest rate observed during 2021. With the continuing interest rate and housing affordability concerns, third quarter 2022 total originations are expected to be 45% lower than last year's third quarter. On a seasonally-adjusted basis, third quarter 2022 existing home sales are expected to be 13% lower, while new home sales are anticipated to be flat compared to the third quarter 2021.

Title revenues. Direct title revenue information is presented below:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	Change	% Change	2022	2021	Change	% Change
	($ in millions)				($ in millions)
Non-commercial
Domestic	234.4	245.7	(11.3)	(5)%	454.8	459.9	(5.1)	(1)%
International	41.2	45.9	(4.7)	(10)%	72.6	74.6	(2.0)	(3)%
	275.6	291.6	(16.0)	(5)%	527.4	534.5	(7.1)	(1)%
Commercial:
Domestic	67.1	53.8	13.3	25%	123.5	84.8	38.7	46%
International	8.4	8.1	0.3	4%	18.1	13.7	4.4	32%
	75.5	61.9	13.6	22%	141.6	98.5	43.1	44%
Total direct title revenues	351.1	353.5	(2.4)	(1)%	669.0	633.0	36.0	6%

Non-commercial revenues decreased in the second quarter and first six months of 2022, compared to the same periods in 2021, primarily due to lower purchase and refinancing transactions influenced by the rising mortgage interest rates and home prices. Compared to the same periods in 2021, combined purchase and refinancing orders closed declined 30% and 28% in the second quarter and first six months of 2022, respectively, while average residential fee per file increased 35% to $2,900 and 36% to $2,800 in the second quarter and first six months of 2022, respectively, primarily due to the higher mix of purchase transactions and higher average home prices.

Commercial revenues in the second quarter and first six months of 2022, improved compared to the same periods in 2021, primarily due to growth in commercial transaction size and volume. Domestic commercial orders closed improved 4% and 15% in the second quarter and first six months of 2022, respectively, while average domestic commercial fee per file increased 17% to $13,100 and 27% to $12,900 in the second quarter and first six months of 2022, respectively, compared to the same periods in 2021.

Total international revenues in the second quarter 2022 decreased by $4.4 million, or 8%, compared to the second quarter 2021 primarily as a result of lower transaction volume in our Canadian operations, while total international revenues improved by $2.4 million, or 3%, during the first six months of 2022 compared the same period last year, primarily due to higher transaction volume in our Canadian operations. Additionally, the weaker foreign currency exchange rates against the U.S. dollar during the second quarter and first six months of 2022, compared to the same periods in 2021, negatively affected our total international revenues.

Orders information for the three and six months ended June 30 is as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	Change	% Change	2022	2021	Change	% Change
Opened Orders:
Commercial	5,530	5,605	(75)	(1)%	11,572	9,174	2,398	26%
Purchase	72,084	76,632	(4,548)	(6)%	140,582	147,421	(6,839)	(5)%
Refinance	24,953	59,710	(34,757)	(58)%	65,527	141,460	(75,933)	(54)%
Other	1,079	1,682	(603)	(36)%	2,721	3,492	(771)	(22)%
Total	103,646	143,629	(39,983)	(28)%	220,402	301,547	(81,145)	(27)%

Closed Orders:
Commercial	5,132	4,957	175	4%	9,563	8,334	1,229	15%
Purchase	55,354	58,710	(3,356)	(6)%	102,680	104,193	(1,513)	(1)%
Refinance	22,677	52,628	(29,951)	(57)%	57,164	118,294	(61,130)	(52)%
Other	1,719	1,178	541	46%	3,359	2,353	1,006	43%
Total	84,882	117,473	(32,591)	(28)%	172,766	233,174	(60,408)	(26)%

Gross revenues from independent agency operations in the second quarter and first six months of 2022 increased $19.6 million, or 5%, and $77.8 million, or 11%, respectively, compared to the same periods in 2021, primarily influenced by increased market activity. Agency revenues, net of retention, improved $1.8 million, or 3%, and $12.7 million, or 10%, in the second quarter and first six months of 2022 compared to the same periods in 2021, generally in line with increased gross agency revenues. Refer further to the "Retention by agencies" discussion under Expenses below.

Real estate solutions and other revenues. Real estate solutions and other revenues are comprised of revenues generated by our real estate solutions operations and a real estate brokerage company (which was acquired in late 2021 and subsequently sold during the second quarter 2022). These revenues increased by $30.0 million, or 52%, and $97.3 million, or 85%, in the second quarter and first six months of 2022, respectively, compared to the same periods in 2021, primarily due to additional revenues from our real estate solutions operations which were driven by recent acquisitions of credit and real estate information services companies.

Investment income. Investment income increased by $1.6 million, or 31%, and $1.3 million, or 14%, in the second quarter and first six months of 2022, respectively, compared to the same periods in 2021, primarily due to increased dividend income from investments in 2022.

Net realized and unrealized gains. Refer to Note 5 to the condensed consolidated financial statements.

Expenses. An analysis of expenses is shown below:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	Change*	% Chg	2022	2021	Change*	% Chg
	($ in millions)				($ in millions)
Amounts retained by agencies	339.8	322.0	17.8	6%	671.0	606.0	65.1	11%
As a % of agency revenues	82.9%	82.5%			82.4%	82.3%
Employee costs	210.2	188.5	21.8	12%	415.2	357.9	57.4	16%
As a % of operating revenues	24.8%	23.5%			24.5%	24.1%
Other operating expenses	162.0	137.8	24.2	18%	351.8	263.3	88.5	34%
As a % of operating revenues	19.1%	17.2%			20.8%	17.7%
Title losses and related claims	26.4	33.6	(7.2)	(21%)	55.6	62.3	(6.7)	(11%)
As a % of title revenues	3.5%	4.5%			3.8%	4.6%
*Amounts change may not foot due to rounding.

Retention by agencies. Amounts retained by title agencies are based on agreements between agencies and our title underwriters. Amounts retained by independent agencies, as a percentage of revenues generated by them, averaged 82.9% and 82.4% in the second quarter and first six months of 2022, respectively, compared to 82.5% and 82.3% in the same periods in 2021, primarily due to increased revenues generated by our agents from higher retention states. The average retention percentage may vary from period to period due to the geographical mix of agency operations, the volume of title revenues and, in some states, laws or regulations. Due to the variety of such laws or regulations, as well as competitive factors, the average retention rate can differ significantly from state to state. In addition, a high proportion of our independent agencies are in states with retention rates greater than 80%. We continue to focus on increasing profit margins in every state, increasing premium revenue in states where remittance rates are above 20%, and maintaining the quality of our agency network, which we believe to be the industry’s best, in order to mitigate claims risk and drive consistent future performance. While market share is important in our agency operations channel, it is not as important as margins, risk mitigation and profitability.

Employee costs. Consolidated employee costs increased $21.8 million, or 12%, and $57.4 million, or 16%, in the second quarter and first six months of 2022, respectively, compared to the same periods in 2021, primarily due to higher salaries and employee benefits resulting from increased average employee counts of 17% and 20%, respectively, which were influenced by acquisitions. Employee costs, as a percentage of total operating revenues, were 24.8% and 24.5% in the second quarter and first six months of 2022, respectively, compared to 23.5% and 24.1% in the same periods in 2021.

During the second quarter and first six months of 2022, employee costs in the title segment increased $15.6 million, or 9%, and $41.1 million, or 12%, respectively, while employee costs in the real estate solutions segment increased $5.2 million, or 69%, and $11.7 million, or 81%, respectively, compared to the same periods in 2021, primarily due to recent acquisitions in the title and real estate solutions segments. During the second quarter and first six months of 2022, average employee counts in the title segment increased 12% and 15%, respectively, while average employee counts in the real estate solutions segment increased 66% and 70%, respectively, compared to the same periods in 2021. Employee costs in the corporate and other segment in the second quarter and first six months of 2022 increased $0.9 million, or 32%, and $4.5 million, or 74%, respectively, due to the recently-sold real estate brokerage company.

As of June 30, 2022, we had approximately 7,300 employees, compared to approximately 6,400 employees as of June 30, 2021.

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

Consolidated other operating expenses in the second quarter and first six months of 2022 increased $24.2 million, or 18%, and $88.5 million, or 34%, compared to the same periods in 2021, primarily due to higher service expenses tied to increased revenues from real estate solutions operations, higher technology, marketing and travel costs, and increased rent and other occupancy expenses resulting from acquisitions. Total variable costs increased $11.3 million, or 13%, and $60.5 million, or 37%, in the second quarter and first six months of 2022, respectively, mainly due to higher services expenses from our real estate solutions operations. Total costs that are fixed in nature increased $8.8 million, or 22%, and $20.4 million, or 26%, in the second quarter and first six months of 2022, respectively, primarily due to higher technology costs, rent and occupancy expenses, and insurance costs. Independent costs increased $4.1 million, or 38%, and $7.6 million, or 37%, in the second quarter and first six months of 2022, respectively, primarily due to higher marketing and travel costs due to increased activity following the pandemic period.

As a percentage of total operating revenues, consolidated other operating expenses in the second quarter and first six months of 2022, increased to 19.1% and 20.8%, respectively, compared to 17.2% and 17.7% in the same periods in 2021, primarily due to the increased size of our real estate solutions operations which typically have higher other operating expenses.

Title losses. Provisions for title losses, as a percentage of title operating revenues, were 3.5% and 3.8% for the second quarter and first six months of 2022, compared to 4.5% and 4.6% for the second quarter and first six months of 2021. Title loss expense in the second quarter and first six months of 2022 was $26.4 million and $55.6 million, respectively, compared to $33.6 million and $62.3 million, respectively, in the same periods in 2021, primarily due to favorable claims experience, partially offset by higher title revenues during 2022. The title loss ratio in any given quarter can be significantly influenced by changes in new large claims incurred, escrow losses and adjustments to reserves for existing large claims.

The composition of title policy loss expense is as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	Change	% Chg	2022	2021	Change	% Chg
	($ in millions)				($ in millions)
Provisions – known claims:
Current year	3.7	4.3	(0.6)	(14)%	8.4	6.5	1.9	29%
Prior policy years	16.7	14.4	2.3	16%	31.6	27.7	3.9	14%
	20.4	18.7	1.7	9%	40.0	34.2	5.8	17%
Provisions – IBNR
Current year	23.2	28.5	(5.3)	(19)%	47.3	54.6	(7.3)	(13)%
Prior policy years	(0.5)	0.8	(1.3)	(163)%	(0.1)	1.2	(1.3)	(108)%
	22.7	29.3	(6.6)	(23)%	47.2	55.8	(8.6)	(15)%
Transferred from IBNR to known claims	(16.7)	(14.4)	(2.3)	16%	(31.6)	(27.7)	(3.9)	14%
Total provisions	26.4	33.6	(7.2)	(21)%	55.6	62.3	(6.7)	(11)%

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

Current year IBNR provisions in the second quarter and first six months of 2022 decreased $5.3 million, or 19%, and $7.3 million, or 13%, respectively, compared to the same periods in 2021, due to lower provisioning rates resulting from favorable claims experience. As a percentage of title operating revenues, provisions - IBNR for the current policy year were 3.0% and 3.2% in the second quarter and first six months of 2022, respectively, compared to 3.8% and 4.0% in the second quarter and first six months of 2021, respectively. Cash claim payments in the second quarter 2022 decreased $1.1 million, or 6%, compared to the second quarter 2021, primarily due to lower payments on non-large claims, while cash claim payments in the first six months of 2022 increased $2.6 million, or 7%, compared to the same period in 2021, as a result of increased large claim payments, partially offset by lower payments on non-large claims. We continue to manage and resolve large claims prudently and in keeping with our commitments to our policyholders.

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

Total title policy loss reserve balances are as follows:

	June 30, 2022	December 31, 2021
	($ in millions)
Known claims	77.3	75.9
IBNR	485.4	473.7
Total estimated title losses	562.7	549.6

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

Depreciation and amortization. Depreciation and amortization expenses increased $7.5 million, or 110%, and $14.8 million, or 112%, in the second quarter and first six months of 2022 compared to the same periods in 2021, primarily due to recent acquisitions, which generated higher purchased intangible asset amortization expenses of $6.5 million and $12.6 million, respectively, and higher depreciation expense resulting from increased capital expenditures.

Income taxes. Our effective tax rates, based on income before taxes and after deducting income attributable to noncontrolling interests, were 24.4% and 23.9% in the second quarter and first six months of 2022, compared to 24.4% and 24.2% in the corresponding periods in 2021.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources reflect our ability to generate cash flow to meet our obligations to stockholders, customers (payments to satisfy claims on title policies), vendors, employees, lenders and others. As of June 30, 2022, our total cash and investments, including amounts reserved pursuant to statutory requirements aggregated $1.1 billion. Of our total cash and investments at June 30, 2022, $709.6 million ($429.9 million, net of statutory reserves) was held in the United States and the rest internationally (principally in Canada).

As a holding company, the parent company is funded principally by cash from its subsidiaries' earnings in the form of dividends, operating and other administrative expense reimbursements and pursuant to intercompany tax sharing agreements. Cash held at the parent company and its unregulated subsidiaries (which totaled $53.9 million at June 30, 2022) is available for funding the parent company's operating expenses, interest payments on debt and dividend payments to common stockholders. The parent company also receives distributions from Stewart Title Guaranty Company (Guaranty), its regulated title insurance underwriter, to meet cash requirements for acquisitions and other strategic investments.

A substantial majority of our consolidated cash and investments as of June 30, 2022 was held by Guaranty and its subsidiaries. The use and investment of these funds, dividends to the parent company, and cash transfers between Guaranty and its subsidiaries and the parent company are subject to certain legal and regulatory restrictions. In general, Guaranty uses its cash and investments in excess of its legally-mandated statutory premium reserve (established in accordance with requirements under Texas law) to fund its insurance operations, including claims payments. Guaranty may also, subject to certain limitations, provide funds to its subsidiaries (whose operations consist principally of field title offices and real estate solutions operations) for their operating and debt service needs.

We maintain investments in accordance with certain statutory requirements for the funding of statutory premium reserves. Statutory reserve funds are required to be fully funded and invested in high-quality securities and short-term investments. Statutory reserve funds are not available for current claim payments, which must be funded from current operating cash flow. Included in investments in debt and equity securities are statutory reserve funds of approximately $538.1 million and $523.5 million at June 30, 2022 and December 31, 2021, respectively. In addition, included within cash and cash equivalents are statutory reserve funds of approximately $14.9 million and $41.4 million at June 30, 2022 and December 31, 2021, respectively. As of June 30, 2022, our known claims reserve totaled $77.3 million and our estimate of claims that may be reported in the future, under generally accepted accounting principles, totaled $485.4 million. In addition to this, we had cash and investments (excluding equity method investments) of $402.3 million, which are available for underwriter operations, including claims payments, and acquisitions.

The ability of Guaranty to pay dividends to its parent is governed by Texas insurance law. The Texas Department of Insurance (TDI) must be notified of any dividend declared, and any dividend in excess of the greater of the statutory net operating income or 20% of surplus (approximately $210.1 million as of December 31, 2021) would be, by regulation, considered extraordinary and subject to pre-approval by the TDI. Also, the Texas Insurance Commissioner may raise an objection to a planned distribution during the notification period. Guaranty’s actual ability or intent to pay dividends to its parent may be constrained by business and regulatory considerations, such as the impact of dividends on surplus and liquidity, which could affect its ratings and competitive position, the amount of insurance it can write and its ability to pay future dividends. Guaranty paid no dividends to its parent during the six months ended June 30, 2022, compared to $100.0 million paid during the same period in 2021.

As the parent company conducts no operations apart from its wholly-owned subsidiaries, the discussion below focuses on consolidated cash flows.

	Six Months Ended June 30,
	2022	2021
	($ in millions)
Net cash provided by operating activities	118.2	150.5
Net cash used by investing activities	(111.1)	(173.7)
Net cash used by financing activities	(84.3)	(9.1)

Operating activities. Our principal sources of cash from operations are premiums on title policies and revenue from title service-related transactions, real estate solutions and other operations. Our independent agencies remit cash to us net of their contractual retention. Our principal cash expenditures for operations are employee costs, operating costs and title claims payments.

Net cash provided by operations in the first six months of 2022 decreased $32.3 million compared to the same period in 2021, primarily due to lower net income and higher payments of previously-outstanding operating liabilities in 2022. Although our business is labor intensive, we are focused on a cost-effective, scalable business model which includes utilization of technology, centralized back and middle office functions and business process outsourcing. We are continuing our emphasis on cost management, especially in light of the current economic environment due to rising mortgage interest and inflation rates, specifically focusing on lowering unit costs of production and improving operating margins in our direct title and real estate solutions operations. Our plans to improve margins include additional automation of manual processes, and further consolidation of our various systems and production operations. We continue to invest in the technology necessary to accomplish these goals.

Investing activities. Net cash used by investing activities is primarily driven by proceeds from matured and sold investments, purchases of investments, capital expenditures and acquisition of businesses. During the first six months of 2022, total proceeds from securities investments sold and matured were $52.3 million, compared to $65.8 million during the first six months of 2021. Cash used for purchases of securities investments was $117.9 million during the first six months of 2022 compared to $89.2 million during the same period in 2021.

We used $23.3 million of net cash for two acquisitions in the title segment during the first six months of 2022, compared to net cash used of $131.9 million for several acquisitions in the title and real estate solutions segments and $16.1 million for acquiring an equity method investment in a title company during the same period in 2021. We used $26.2 million and $16.4 million of cash for purchases of property and equipment during the first six months of 2022 and 2021, respectively. We maintain investment in capital expenditures at a level that enables us to implement technologies for increasing our operational and back-office efficiencies and to pursue growth in key markets.

Financing activities and capital resources. Total debt and stockholders’ equity were $444.9 million and $1.36 billion, respectively, as of June 30, 2022. During the first six months of 2022 and 2021, payments on notes payable of $42.9 million and $157.2 million, respectively, and notes payable additions of $5.7 million and $156.8 million, respectively, were related to short-term loan agreements in connection with our Section 1031 tax-deferred property exchange (Section 1031) business.

At June 30, 2022, our line of credit facility was fully available, while our debt-to-equity and debt-to-capitalization ratios, excluding our Section 1031 notes, were approximately 33% and 25%, respectively. During the first six months of 2022, we paid total dividends of $20.3 million ($0.75 per common share), compared to the total dividends paid in the same period in 2021 of $17.7 million ($0.66 per common share).

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

Other comprehensive loss. Unrealized gains and losses on available-for-sale debt securities investments and changes in foreign currency exchange rates are reported net of deferred taxes in accumulated other comprehensive income (loss), a component of stockholders’ equity, until they are realized. During the first six months of 2022, net unrealized investment losses of $32.9 million, net of taxes, which increased our other comprehensive loss, were primarily related to net decreases in the fair values of our corporate and foreign bond securities investments, primarily driven by the effect of higher interest rates and credit spreads. During the first six months of 2021, net unrealized investment losses of $8.7 million, net of taxes, which increased our other comprehensive loss, were primarily related to a net decrease in the fair values of our overall bond securities investment portfolio mainly driven by the effect of rising interest rates.

Changes in foreign currency exchange rates, primarily related to our Canadian and United Kingdom operations, increased our other comprehensive loss, net of taxes, by $7.6 million in the first six months of 2022; while they decreased our other comprehensive loss, net of taxes, by $3.2 million in the same period in 2021.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes during the quarter ended June 30, 2022 in our investment strategies, types of financial instruments held or the risks associated with such instruments that would materially alter the market risk disclosures made in our 2021 Form 10-K.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. Our principal executive officer and principal financial officer are responsible for establishing and maintaining disclosure controls and procedures. They evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2022, and have concluded that, as of such date, our disclosure controls and procedures are adequate and effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting during the quarter ended June 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases of our Common Stock during the six months ended June 30, 2022, except for repurchases of approximately 37,300 shares (aggregate purchase price of approximately $2.6 million) related to the statutory income tax withholding on the vesting of restricted unit grants to executives and senior management employees.

Item 5. Other Information

Book value per share. Our book value per share was $49.82 and $47.67 as of June 30, 2022 and December 31, 2021, respectively. As of June 30, 2022, our book value per share was based on approximately $1.35 billion of stockholders’ equity attributable to Stewart and 27,038,282 shares of Common Stock outstanding. As of December 31, 2021, our book value per share was based on approximately $1.28 billion of stockholders’ equity attributable to Stewart and 26,893,430 shares of Common Stock outstanding.

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

August 9, 2022
Date

Stewart Information Services Corporation
Registrant

By:	/s/ David C. Hisey
David C. Hisey, Chief Financial Officer, Secretary and Treasurer