Form 10-Q
period 2022-09-30
STEWART INFORMATION SERVICES CORP
filed 2022-11-08
CIK 94344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☑
On November 1, 2022, there were 27,127,013 outstanding shares of the issuer's Common Stock.

FORM 10-Q QUARTERLY REPORT
QUARTER ENDED SEPTEMBER 30, 2022

As used in this report, “we,” “us,” “our,” "Registrant," the “Company” and “Stewart” mean Stewart Information Services Corporation and our subsidiaries, unless the context indicates otherwise.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	($000 omitted, except per share)
Revenues
Title revenues:
Direct operations	307,408	366,091	976,364	999,098
Agency operations	340,470	401,762	1,154,546	1,138,023
Real estate solutions and other	69,737	61,934	281,152	176,057
Operating revenues	717,615	829,787	2,412,062	2,313,178
Investment income	5,158	4,053	15,519	13,127
Net realized and unrealized (losses) gains	(6,374)	2,887	(14,194)	17,816
	716,399	836,727	2,413,387	2,344,121
Expenses
Amounts retained by agencies	280,517	329,906	951,555	935,861
Employee costs	195,057	197,587	610,286	555,451
Other operating expenses	151,208	152,587	502,966	415,864
Title losses and related claims	25,486	30,345	81,105	92,687
Depreciation and amortization	14,067	9,144	42,103	22,394
Interest	4,553	712	13,471	1,960
	670,888	720,281	2,201,486	2,024,217
Income before taxes and noncontrolling interests	45,511	116,446	211,901	319,904
Income tax expense	(10,783)	(23,051)	(48,376)	(70,547)
Net income	34,728	93,395	163,525	249,357
Less income attributable to noncontrolling interests	5,294	4,732	14,534	11,639
Net income attributable to Stewart	29,434	88,663	148,991	237,718

Net income	34,728	93,395	163,525	249,357
Other comprehensive loss, net of taxes:
Foreign currency translation adjustments	(15,300)	(4,243)	(22,861)	(997)
Change in net unrealized gains and losses on investments	(8,921)	(2,183)	(41,513)	(10,330)
Reclassification adjustments for realized gains and losses on investments	(385)	(355)	(687)	(918)
Other comprehensive loss, net of taxes:	(24,606)	(6,781)	(65,061)	(12,245)
Comprehensive income	10,122	86,614	98,464	237,112
Less income attributable to noncontrolling interests	5,294	4,732	14,534	11,639
Comprehensive income attributable to Stewart	4,828	81,882	83,930	225,473

Basic average shares outstanding (000)	27,113	26,873	27,031	26,803
Basic earnings per share attributable to Stewart	1.09	3.30	5.51	8.87
Diluted average shares outstanding (000)	27,371	27,238	27,359	27,090
Diluted earnings per share attributable to Stewart	1.08	3.26	5.45	8.78
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022 (Unaudited)	December 31, 2021
	($000 omitted)
Assets
Cash and cash equivalents	320,933	485,919
Short-term investments	18,077	17,650
Investments, at fair value:
Debt securities (amortized cost of $624,272 and $578,165)	582,461	589,772
Equity securities	87,166	89,442
	669,627	679,214
Receivables:
Premiums from agencies	43,426	45,428
Trade and other	65,620	75,079
Income taxes	9,395	5,420
Notes	5,995	1,124
Allowance for uncollectible amounts	(7,577)	(7,711)
	116,859	119,340
Property and equipment:
Land	2,545	2,545
Buildings	18,553	19,303
Furniture and equipment	220,224	216,261
Accumulated depreciation	(160,715)	(165,653)
	80,607	72,456
Operating lease assets	130,316	134,578
Title plants, at cost	73,358	76,859
Investments on equity method basis	4,341	4,754
Goodwill	961,726	924,837
Intangible assets, net of amortization	174,430	229,804
Deferred tax assets	4,328	3,846
Other assets	150,858	64,105
	2,705,460	2,813,362
Liabilities
Notes payable	446,372	483,491
Accounts payable and accrued liabilities	184,065	287,326
Operating lease liabilities	146,309	149,417
Estimated title losses	547,214	549,614
Deferred tax liabilities	23,999	48,779
	1,347,959	1,518,627
Contingent liabilities and commitments
Stockholders’ equity
Common Stock ($1 par value) and additional paid-in capital	321,492	309,622
Retained earnings	1,090,938	974,800
Accumulated other comprehensive income (loss):
Foreign currency translation adjustments	(31,778)	(8,917)
Net unrealized (losses) gains on debt securities investments	(33,030)	9,170
Treasury stock – 352,161 common shares, at cost	(2,666)	(2,666)
Stockholders’ equity attributable to Stewart	1,344,956	1,282,009
Noncontrolling interests	12,545	12,726
Total stockholders’ equity (27,123,388 and 26,893,430 shares outstanding)	1,357,501	1,294,735
	2,705,460	2,813,362
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2022	2021
	($000 omitted)
Reconciliation of net income to cash provided by operating activities:
Net income	163,525	249,357
Add (deduct):
Depreciation and amortization	42,103	22,394
Adjustments for bad debt provisions	812	1,871
Net realized and unrealized losses (gains)	14,194	(17,816)
Amortization of net premium on debt securities investments	1,870	2,794
Payments for title losses less than provisions	10,950	39,761
Adjustments for insurance recoveries of title losses	220	—
Decrease (increase) in receivables – net	9,521	(20,771)
Increase in other assets – net	(4,343)	(3,725)
Decrease in accounts payable and other liabilities – net	(81,987)	(30,385)
Change in net deferred income taxes	25	7,024
Net income from equity method investments	(2,536)	(6,852)
Dividends received from equity method investments	3,135	5,496
Stock-based compensation expense	9,239	8,494
Other – net	312	(325)
Cash provided by operating activities	167,040	257,317
Investing activities:
Proceeds from sales of investments in securities	47,954	19,726
Proceeds from matured investments in debt securities	28,754	68,653
Purchases of investments in securities	(165,130)	(111,107)
Net (purchases) sales of short-term investments	(1,632)	2,734
Purchases of property and equipment, and real estate	(35,274)	(26,213)
Proceeds from sale of property and equipment and other assets	977	10,552
Cash paid for acquisition of businesses	(102,864)	(149,921)
Cash paid for acquisition of equity method investment	(69)	(16,080)
Other – net	1,941	988
Cash used by investing activities	(225,343)	(200,668)
Financing activities:
Proceeds from notes payable	38,012	331,755
Payments on notes payable	(75,505)	(158,031)
Distributions to noncontrolling interests	(14,863)	(11,683)
Repurchases of Common Stock	(3,168)	(2,145)
Proceeds from stock option and employee stock purchase plan exercises	5,799	2,715
Cash dividends paid	(32,464)	(26,558)
Payment of contingent consideration related to acquisitions	(15,997)	(9,489)
Purchase of remaining interest in consolidated subsidiaries	(72)	(5,616)
Other - net	115	(777)
Cash (used) provided by financing activities	(98,143)	120,171
Effects of changes in foreign currency exchange rates	(8,540)	(1,898)
Change in cash and cash equivalents	(164,986)	174,922
Cash and cash equivalents at beginning of period	485,919	432,683
Cash and cash equivalents at end of period	320,933	607,605
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	Common Stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Noncontrolling interests	Total
	($000 omitted)
Nine Months Ended September 30, 2022
Balance at December 31, 2021	27,246	282,376	974,800	253	(2,666)	12,726	1,294,735
Net income attributable to Stewart	—	—	148,991	—	—	—	148,991
Dividends on Common Stock ($1.20 per share)	—	—	(32,853)	—	—	—	(32,853)
Stock-based compensation	155	9,084	—	—	—	—	9,239
Stock repurchases	(49)	(3,119)	—	—	—	—	(3,168)
Stock option and employee stock purchase plan exercises	124	5,675	—	—	—	—	5,799
Purchase of remaining interest in consolidated subsidiaries	—	—	—	—	—	(72)	(72)
Change in net unrealized gains and losses on investments, net of taxes	—	—	—	(41,513)	—	—	(41,513)
Reclassification adjustment for realized gains and losses on investments, net of taxes	—	—	—	(687)	—	—	(687)
Foreign currency translation adjustments, net of taxes	—	—	—	(22,861)	—	—	(22,861)
Net income attributable to noncontrolling interests	—	—	—	—	—	14,534	14,534
Distributions to noncontrolling interests	—	—	—	—	—	(14,863)	(14,863)
Net effect of other changes in ownership	—	—	—	—	—	220	220
Balance at September 30, 2022	27,476	294,016	1,090,938	(64,808)	(2,666)	12,545	1,357,501

Nine Months Ended September 30, 2021
Balance at December 31, 2020	27,080	274,857	688,819	17,022	(2,666)	7,294	1,012,406
Net income attributable to Stewart	—	—	237,718	—	—	—	237,718
Dividends on Common Stock ($0.99 per share)	—	—	(27,009)	—	—	—	(27,009)
Stock-based compensation	139	8,355	—	—	—	—	8,494
Stock repurchases	(41)	(2,104)	—	—	—	—	(2,145)
Stock option and employee stock purchase plan exercises	64	2,651	—	—	—	—	2,715
Purchase of remaining interest in consolidated subsidiary	—	(4,744)	—	—	—	(872)	(5,616)
Change in net unrealized gains and losses on investments, net of taxes	—	—	—	(10,330)	—	—	(10,330)
Reclassification adjustment for realized gains and losses on investments, net of taxes, net of taxes	—	—	—	(918)	—	—	(918)
Foreign currency translation adjustments, net of taxes	—	—	—	(997)	—	—	(997)
Net income attributable to noncontrolling interests	—	—	—	—	—	11,639	11,639
Distributions to noncontrolling interests	—	—	—	—	—	(11,683)	(11,683)
Net effect of other changes in ownership	—	—	—	—	—	2,426	2,426
Balance at September 30, 2021	27,242	279,015	899,528	4,777	(2,666)	8,804	1,216,700
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	Common Stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Noncontrolling interests	Total
	($000 omitted)
Three Months Ended September 30, 2022
Balances at June 30, 2022	27,390	288,834	1,073,788	(40,202)	(2,666)	12,677	1,359,821
Net income attributable to Stewart	—	—	29,434	—	—	—	29,434
Dividends on Common Stock ($0.45 per share)	—	—	(12,284)	—	—	—	(12,284)
Stock-based compensation	29	2,770	—	—	—	—	2,799
Stock repurchases	(12)	(605)	—	—	—	—	(617)
Stock option and employee stock purchase plan exercises	69	3,017	—	—	—	—	3,086
Purchase of remaining interest in consolidated subsidiaries	—	—	—	—	—	(72)	(72)
Change in net unrealized gains and losses on investments, net of taxes	—	—	—	(8,921)	—	—	(8,921)
Reclassification adjustment for realized gains and losses on investments, net of taxes	—	—	—	(385)	—	—	(385)
Foreign currency translation adjustments, net of taxes	—	—	—	(15,300)	—	—	(15,300)
Net income attributable to noncontrolling interests	—	—	—	—	—	5,294	5,294
Distributions to noncontrolling interests	—	—	—	—	—	(5,380)	(5,380)
Net effect of other changes in ownership	—	—	—	—	—	26	26
Balance at September 30, 2022	27,476	294,016	1,090,938	(64,808)	(2,666)	12,545	1,357,501

Three Months Ended September 30, 2021
Balances at June 30, 2021	27,177	274,074	819,834	11,558	(2,666)	6,096	1,136,073
Net income attributable to Stewart	—	—	88,663	—	—	—	88,663
Dividends on Common Stock ($0.33 per share)	—	—	(8,969)	—	—	—	(8,969)
Stock-based compensation	8	2,607	—	—	—	—	2,615
Stock repurchases	(2)	(141)	—	—	—	—	(143)
Stock option exercises	59	2,475					2,534
Change in net unrealized gains and losses on investments, net of taxes	—	—	—	(2,183)	—	—	(2,183)
Reclassification adjustment for realized gains and losses on investments, net of taxes, net of taxes	—	—	—	(355)	—	—	(355)
Foreign currency translation adjustments, net of taxes	—	—	—	(4,243)	—	—	(4,243)
Net income attributable to noncontrolling interests	—	—	—	—	—	4,732	4,732
Distributions to noncontrolling interests	—	—	—	—	—	(4,430)	(4,430)
Net effect of other changes in ownership	—	—	—	—	—	2,406	2,406
Balance at September 30, 2021	27,242	279,015	899,528	4,777	(2,666)	8,804	1,216,700
See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1

Interim financial statements. The financial information contained in this report for the three and nine months ended September 30, 2022 and 2021, and as of September 30, 2022, is unaudited. This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission on February 28, 2022 (2021 Form 10-K).

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

C. Restrictions on cash and investments. The Company maintains investments in accordance with certain statutory requirements for the funding of statutory premium reserves. Statutory reserve funds are required to be fully funded and invested in high-quality securities and short-term investments. Statutory reserve funds are not available for current claim payments, which must be funded from current operating cash flow. Included in investments in debt and equity securities are statutory reserve funds of approximately $541.0 million and $523.5 million at September 30, 2022 and December 31, 2021, respectively. In addition, included within cash and cash equivalents are statutory reserve funds of approximately $10.5 million and $41.4 million at September 30, 2022 and December 31, 2021, respectively. Although these cash statutory reserve funds are not restricted or segregated in depository accounts, they are required to be held pursuant to state statutes. If the Company fails to maintain minimum investments or cash and cash equivalents sufficient to meet statutory requirements, the Company may be subject to fines or other penalties, including potential revocation of its business license. These funds are not available for any other purpose. In the event that insurance regulators adjust the determination of the statutory premium reserves of the Company’s title insurers, these restricted funds as well as statutory surplus would correspondingly increase or decrease.

D. Recently enacted Inflation Reduction Act. On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (the Act) that includes, among other provisions, changes to the U.S. corporate income tax system, including a 15% minimum tax based on book income of certain large corporations for tax years beginning after December 31, 2022 and a 1% excise tax on net repurchases of stock starting in 2023. Management is still in the process of evaluating the Act and its requirements, however it does not believe that the Act will have a material impact on the Company's consolidated financial statements.

NOTE 2

Revenues. The Company's operating revenues, summarized by type, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	($000 omitted)
Title insurance premiums:
Direct	209,477	248,738	646,760	687,369
Agency	340,470	401,762	1,154,546	1,138,023
Escrow fees	49,407	63,455	166,696	183,638
Real estate solutions and abstract fees	89,519	85,345	302,534	234,677
Other revenues	28,742	30,487	141,526	69,471
	717,615	829,787	2,412,062	2,313,178

NOTE 3

Investments in debt and equity securities. As of September 30, 2022 and December 31, 2021, the net unrealized investment gains relating to investments in equity securities held were $8.0 million and $21.1 million, respectively (refer to Note 5).

The amortized costs and fair values of investments in debt securities are as follows:

	September 30, 2022		December 31, 2021
	Amortized costs	Fair values	Amortized costs	Fair values
	($000 omitted)
Municipal	30,759	30,119	34,739	36,323
Corporate	279,392	257,575	249,757	258,102
Foreign	297,490	278,511	287,240	288,883
U.S. Treasury Bonds	16,631	16,256	6,429	6,464
	624,272	582,461	578,165	589,772

Foreign debt securities primarily consist of Canadian government, provincial and corporate bonds, United Kingdom treasury and corporate bonds, and Mexican government bonds.

Gross unrealized gains and losses on investments in debt securities are as follows:

	September 30, 2022		December 31, 2021
	Gains	Losses	Gains	Losses
	($000 omitted)
Municipal	2	642	1,585	1
Corporate	226	22,043	9,389	1,044
Foreign	92	19,071	3,285	1,642
U.S. Treasury Bonds	7	382	60	25
	327	42,138	14,319	2,712

Debt securities as of September 30, 2022 mature, according to their contractual terms, as follows (actual maturities may differ due to call or prepayment rights):

	Amortized costs	Fair values
	($000 omitted)
In one year or less	88,203	87,384
After one year through five years	355,367	333,584
After five years through ten years	155,555	140,592
After ten years	25,147	20,901
	624,272	582,461

Gross unrealized losses on investments in debt securities and the fair values of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2022, were:

	Less than 12 months		More than 12 months		Total
	Losses	Fair values	Losses	Fair values	Losses	Fair values
	($000 omitted)
Municipal	633	28,835	9	33	642	28,868
Corporate	17,822	224,128	4,221	29,888	22,043	254,016
Foreign	13,264	210,499	5,807	65,721	19,071	276,220
U.S. Treasury Bonds	323	13,116	59	951	382	14,067
	32,042	476,578	10,096	96,593	42,138	573,171

The number of specific debt investment holdings held in an unrealized loss position as of September 30, 2022 was 355. Of these securities, 49 were in unrealized loss positions for more than 12 months. Gross unrealized investment losses at September 30, 2022 increased compared to December 31, 2021, primarily due to the market volatility influenced by higher interest rates and credit spreads during 2022. Since the Company does not intend to sell and will more likely than not maintain each investment security until its maturity or anticipated recovery in value, and no significant credit risk is deemed to exist, these investments are not considered as credit-impaired. The Company believes its investment portfolio is diversified and expects no material loss to result from the failure to perform by issuers of the debt securities it holds. Investments made by the Company are not collateralized.

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

As of September 30, 2022, financial instruments measured at fair value on a recurring basis are summarized below:

	Level 1	Level 2	Fair value measurements
	($000 omitted)
Investments in securities:
Debt securities:
Municipal	—	30,119	30,119
Corporate	—	257,575	257,575
Foreign	—	278,511	278,511
U.S. Treasury Bonds	—	16,256	16,256
Equity securities	87,166	—	87,166
	87,166	582,461	669,627

As of December 31, 2021, financial instruments measured at fair value on a recurring basis are summarized below:

	Level 1	Level 2	Fair value measurements
	($000 omitted)
Investments in securities:
Debt securities:
Municipal	—	36,323	36,323
Corporate	—	258,102	258,102
Foreign	—	288,883	288,883
U.S. Treasury Bonds	—	6,464	6,464
Equity securities	89,442	—	89,442
	89,442	589,772	679,214

As of September 30, 2022 and December 31, 2021, Level 1 financial instruments consist of equity securities. Level 2 financial instruments consist of municipal, governmental, and corporate bonds, both U.S. and foreign. In accordance with the Company’s policies and guidelines which incorporate relevant statutory requirements, the Company’s third-party registered investment manager invests only in securities rated as investment grade or higher by the major rating services, where observable valuation inputs are significant. The fair value of the Company's investments in debt and equity securities is primarily determined using a third-party pricing service provider. The third-party pricing service provider calculates the fair values using both market approach and model valuation methods, as well as pricing information obtained from brokers, dealers and custodians. Management ensures the reasonableness of the third-party service valuations by comparing them with pricing information from the Company's investment manager.

NOTE 5

Net realized and unrealized gains. Realized and unrealized gains and losses are detailed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	($000 omitted)
Realized gains	183	2,615	3,460	10,695
Realized losses	(65)	(47)	(3,904)	(2,516)
Net unrealized investment (losses) gains recognized on equity securities still held at end of period	(6,492)	319	(13,750)	9,637
	(6,374)	2,887	(14,194)	17,816

Realized gains and losses during the first nine months of 2022 included realized losses of $3.6 million from disposals of businesses, a $1.0 million gain from an acquisition contingent liability adjustment, and a $1.0 million realized gain related to a sale of a title plant copy.

Realized gains and losses during the third quarter 2021 included $2.5 million gain related to an acquisition contingent liability adjustment. Additionally, realized gains and losses for the first nine months of 2021 included $7.3 million of gains on sales of buildings and a $2.5 million loss related to a disposal of an equity method investment.

Investment gains and losses recognized related to investments in equity securities are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	($000 omitted)
Net investment (losses) gains recognized on equity securities during the period	(6,489)	345	(13,284)	9,706
Less: Net realized gains on equity securities sold during the period	3	26	466	69
Net unrealized investment (losses) gains recognized on equity securities still held at end of period	(6,492)	319	(13,750)	9,637

Proceeds from sales of investments in securities are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	($000 omitted)
Proceeds from sales of debt securities	19,123	4,854	47,405	19,425
Proceeds from sales of equity securities	62	128	549	301
Total proceeds from sales of investments in securities	19,185	4,982	47,954	19,726

NOTE 6

Goodwill. The summary of changes in goodwill is as follows.

	Title	Real Estate Solutions	Corporate and Other	Consolidated Total
	($000 omitted)
Balances at December 31, 2021	583,944	325,543	15,350	924,837
Acquisitions	25,325	—	—	25,325
Purchase accounting adjustments	345	26,961	(14,450)	12,856
Disposals	(392)	—	(900)	(1,292)
Balances at September 30, 2022	609,222	352,504	—	961,726

During the first nine months of 2022, goodwill recorded in the title segment was related to acquisitions of title search and support services providers, while purchase accounting adjustments were primarily related to measurements of intangible assets and deferred taxes, and adjustments to provisional estimates within one year of the related acquisitions.

NOTE 7

Estimated title losses. A summary of estimated title losses for the nine months ended September 30 is as follows:

	2022	2021
	($000 omitted)
Balances at January 1	549,614	496,275
Provisions:
Current year	81,108	91,259
Previous policy years	(3)	1,428
Total provisions	81,105	92,687
Payments, net of recoveries:
Current year	(14,191)	(12,181)
Previous policy years	(55,964)	(40,745)
Total payments, net of recoveries	(70,155)	(52,926)
Effects of changes in foreign currency exchange rates	(13,350)	(1,485)
Balances at September 30	547,214	534,551
Loss ratios as a percentage of title operating revenues:
Current year provisions	3.8%	4.3%
Total provisions	3.8%	4.3%

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

During the first nine months of 2022, the Company granted time-based and performance-based restricted stock units with an aggregate grant-date fair value of $11.7 million (183,000 units with an average grant price per unit of $63.68). During the first nine months of 2021, the aggregate grant-date fair values of restricted stock unit and stock option awards, respectively, were $9.2 million (170,000 units with an average grant price per unit of $53.70) and $1.3 million (141,000 options with an average grant price per option of $9.24 and exercise strike price of $53.24).

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

The calculation of the basic and diluted EPS is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	($000 omitted, except per share)
Numerator:
Net income attributable to Stewart	29,434	88,663	148,991	237,718

Denominator (000):
Basic average shares outstanding	27,113	26,873	27,031	26,803
Average number of dilutive shares relating to options	124	190	181	160
Average number of dilutive shares relating to grants of restricted units and shares	134	175	147	127
Diluted average shares outstanding	27,371	27,238	27,359	27,090

Basic earnings per share attributable to Stewart	1.09	3.30	5.51	8.87
Diluted earnings per share attributable to Stewart	1.08	3.26	5.45	8.78

NOTE 10

Contingent liabilities and commitments. In the ordinary course of business, the Company guarantees the third-party indebtedness of certain of its consolidated subsidiaries. As of September 30, 2022, the maximum potential future payments on the guarantees are not more than the related notes payable recorded in the condensed consolidated balance sheets. The Company also guarantees the indebtedness related to lease obligations of certain of its consolidated subsidiaries. The maximum future obligations arising from these lease-related guarantees are not more than the Company’s future lease obligations, as presented on the condensed consolidated balance sheets, plus lease operating expenses. As of September 30, 2022, the Company also had unused letters of credit aggregating $4.9 million related to workers’ compensation and other insurance. The Company does not expect to make any payments on these guarantees.

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

Under the revised segment presentation, the composition of each of the title and real estate solutions segments is substantially unchanged, while the corporate and other segment primarily includes corporate operations and other businesses not related to title or real estate solutions operations. The title segment provides services needed to transfer title to property in a real estate transaction and includes services such as searching, abstracting, examining, closing and insuring the condition of the title to the property. In addition, the title segment includes home and personal insurance services, Internal Revenue Code Section 1031 tax-deferred exchanges, and digital customer engagement platform services. The real estate solutions segment primarily includes appraisal management services, online notarization and closing services, credit and real estate information services, and search and valuation services. Amounts for 2021 were recast in the following table to conform with the new segment presentation.

Selected statement of income information related to these segments is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	($000 omitted)
Title segment:
Revenues	646,607	772,246	2,135,000	2,157,949
Depreciation and amortization	7,467	4,556	21,098	13,579
Income before taxes and noncontrolling interest	51,837	119,147	228,212	321,907

Real estate solutions segment:
Revenues	69,738	64,425	241,993	178,549
Depreciation and amortization	6,204	4,376	19,381	8,155
Income before taxes	3,364	2,791	16,249	7,655

Corporate and other segment:
Revenues	54	56	36,394	7,623
Depreciation and amortization	396	212	1,624	660
Loss before taxes	(9,690)	(5,492)	(32,560)	(9,658)

Consolidated Stewart:
Revenues	716,399	836,727	2,413,387	2,344,121
Depreciation and amortization	14,067	9,144	42,103	22,394
Income before taxes and noncontrolling interest	45,511	116,446	211,901	319,904

The Company does not provide asset information by reportable operating segment as it does not routinely evaluate the asset position by segment.

Total revenues generated in the United States and all international operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	($000 omitted)
United States	670,846	781,792	2,271,497	2,196,717
International	45,553	54,935	141,890	147,404
	716,399	836,727	2,413,387	2,344,121

NOTE 13
Other comprehensive loss. Changes in the balances of each component of other comprehensive loss and the related tax effects are as follows:

	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021
	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount
	($000 omitted)
Net unrealized gains and losses on investments:
Change in net unrealized gains and losses on investments	(11,292)	(2,371)	(8,921)	(2,764)	(581)	(2,183)
Reclassification adjustments for realized gains and losses on investments	(488)	(103)	(385)	(449)	(94)	(355)
	(11,780)	(2,474)	(9,306)	(3,213)	(675)	(2,538)
Foreign currency translation adjustments	(18,315)	(3,015)	(15,300)	(4,950)	(707)	(4,243)
Other comprehensive loss	(30,095)	(5,489)	(24,606)	(8,163)	(1,382)	(6,781)

	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount
	($000 omitted)
Net unrealized gains and losses on investments:
Change in net unrealized gains and losses on investments	(52,548)	(11,035)	(41,513)	(13,076)	(2,746)	(10,330)
Reclassification adjustment for realized gains and losses on investments	(870)	(183)	(687)	(1,162)	(244)	(918)
	(53,418)	(11,218)	(42,200)	(14,238)	(2,990)	(11,248)
Foreign currency translation adjustments	(26,668)	(3,807)	(22,861)	(839)	158	(997)
Other comprehensive loss	(80,086)	(15,025)	(65,061)	(15,077)	(2,832)	(12,245)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S OVERVIEW

Third quarter 2022 overview. We reported net income attributable to Stewart of $29.4 million ($1.08 per diluted share) for the third quarter 2022, compared to net income attributable to Stewart of $88.7 million ($3.26 per diluted share) for the third quarter 2021. Pretax income before noncontrolling interests for the third quarter 2022 was $45.5 million compared to pretax income before noncontrolling interests of $116.4 million for the prior year quarter. The third quarter 2022 results included $6.4 million of pretax net realized and unrealized losses, primarily related to net unrealized losses on fair value changes of equity securities investments recorded in the title segment, while the third quarter 2021 results included $2.9 million of pretax net realized and unrealized gains, primarily driven by an acquisition contingent liability adjustment recorded in the real estate solutions segment.

Summary results of the title segment are as follows ($ in millions, except pretax margin):

	For the Three Months Ended September 30
	2022	2021	% Chg

Operating revenues	647.9	767.9	(16)%
Investment income	5.2	4.1	27%
Net realized and unrealized (losses) gains	(6.4)	0.3	(2,042)%
Pretax income	51.8	119.1	(56)%
Pretax margin	8.0%	15.4%

The title segment’s operating revenues in the third quarter 2022 decreased $120.0 million, or 16%, compared to the third quarter 2021, primarily due to volume declines in our direct title and agency operations. Overall segment operating expenses in the third quarter 2022 decreased $58 million, or 9%, compared to the prior year quarter, primarily due to lower agency retention and title loss expenses, consistent with lower title revenues, and lower total employee costs and other operating expenses. Average independent agency remittance rate in the third quarter 2022 was 17.6% compared to 17.9% in the third quarter 2021. As a percentage of operating revenues, combined title employee costs and other operating expenses were 43.4% in the third quarter 2022 compared to 37.5% in the third quarter 2021, primarily due to lower revenues in the third quarter 2022.

Title loss expense in the third quarter 2022 decreased by $4.9 million, or 16%, compared to the prior year quarter, primarily due to lower title revenues. As a percentage of title revenues, title loss expense in the third quarter 2022 was 3.9% compared to 4.0% in the third quarter 2021. For the full year 2022, we anticipate our title losses will be approximately 4% of title revenues.

The segment’s net realized and unrealized losses and gains in the third quarters 2022 and 2021, respectively, were primarily related to fair value changes of equity securities investments. Investment income in the third quarter 2022 increased compared to the prior year quarter, primarily as a result of higher interest income driven by the increased interest rate environment in the third quarter 2022.

Summary results of the real estate solutions segment are as follows ($ in millions, except pretax margin):

	For the Three Months Ended September 30
	2022	2021	% Chg

Operating revenues	69.7	61.9	13%
Net realized gains	—	2.5	(100)%
Pretax income	3.4	2.8	21%
Pretax margin	4.8%	4.3%

Pretax income for the segment improved in the third quarter 2022, compared to the prior year quarter, primarily due to $7.8 million, or 13%, net increased revenues, driven by revenues from fourth quarter 2021 acquisitions, partially offset by lower revenues from appraisal management and notary solutions operations due to reduced market activity. Total operating expenses increased $4.7 million, or 8%, driven by higher employee costs related to increased employee count resulting from acquisitions and higher purchased intangible asset amortization expenses in the third quarter 2022 compared to the prior year quarter. Total intangible asset amortization expenses in the third quarters 2022 and 2021 were $5.8 million and $4.2 million, respectively.

In regard to the corporate and other segment, net expenses attributable to corporate operations in the third quarter 2022 increased $4.2 million, or 76%, to $9.7 million, compared to $5.5 million in the third quarter 2021, primarily as a result of higher interest expense resulting from debt issued in the fourth quarter 2021.

Effective October 1, 2022, Stewart closed on the acquisition of FNC Title Services, LLC and its affiliates (FNC Group), which provides title insurance and settlement services to the reverse mortgage industry on a nationwide basis. The FNC Group operates from offices located in the states of Alabama, Louisiana, Maryland, Nevada, Texas and Utah.

CRITICAL ACCOUNTING ESTIMATES

The preparation of the Company’s condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures surrounding contingencies and commitments.

Actual results can differ from our accounting estimates. While we do not anticipate significant changes in our estimates, there is a risk that such changes could have a material impact on our consolidated financial condition or results of operations for future periods. During the nine months ended September 30, 2022, we made no material changes to our critical accounting estimates as previously disclosed in Management’s Discussion and Analysis in the 2021 Form 10-K.

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

Premiums are determined in part by the values of the transactions we handle. To the extent inflation or market conditions cause increases in the prices of homes and other real estate, premium revenues are also increased. Conversely, falling home prices cause premium revenues to decline. As an overall guideline, a 5% change in median home prices results in an approximately 3.7% change in title premiums. Home price changes may override the seasonal nature of the title insurance business. Historically, our first quarter is the least active in terms of title insurance revenues as home buying is generally depressed during winter months. Our second and third quarters are typically the most active as the summer is the traditional home buying season, and while commercial transaction closings are skewed to the end of the year, individually large commercial transactions can occur any time of year. On average, refinance title premium rates are 60% of the premium rates for a similarly priced sale transaction.

RESULTS OF OPERATIONS

Comparisons of our results of operations for the three and nine months ended September 30, 2022 with the corresponding periods in the prior year are set forth below. Factors contributing to fluctuations in the results of operations are presented in the order of their monetary significance, and we have quantified, when necessary, significant changes. Segment results are included in the discussions and, when relevant, are discussed separately.

Our statements on home sales and loan activity are based on published U.S. industry data from sources including Fannie Mae, the Mortgage Bankers Association (MBA), the National Association of Realtors® (NAR) and the U.S. Census Bureau as of September 30, 2022. We also use information from our direct operations.

Operating environment. Existing home sales in September 2022, on a seasonally-adjusted basis, decreased for the eighth consecutive month, decreasing 2% and 24% compared to August 2022 and a year ago, respectively. According to NAR, the existing homes sales decline was primarily due to the continuous rise in interest rates, accompanied by lower housing inventory levels. Existing home prices continued to climb, with the median price in September 2022 being 8% higher compared to a year ago, which marked a record 127th consecutive month of year-over-year median home price increases. In relation to new residential construction, U.S. housing starts in September 2022 were 8% lower compared to both August 2022 and September 2021, while newly-issued building permits in September 2022 were 1% higher than August 2022, but 3% lower compared to a year ago.

According to Fannie Mae and MBA (averaged), total single family mortgage originations during the third quarter 2022 decreased 55% to approximately $494 billion compared to the third quarter 2021, primarily due to lower refinancing and purchase transactions resulting from the elevated interest rates. Refinancing and purchase originations during the third quarter 2022 were 84% and 22% lower compared to the third quarter 2021.
As of September 2022, the average 30-year fixed interest rate is expected to average 5.3% for 2022 compared to the 3.1% average interest rate observed during 2021. For the fourth quarter 2022, it is expected that total mortgage originations will be 50% lower, while existing and new home sales will decline 23% and 21%, respectively, compared to the fourth quarter 2021.

Title revenues. Direct title revenue information is presented below:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Change	% Chg	2022	2021	Change	% Chg
	($ in millions)				($ in millions)
Non-commercial
Domestic	204.4	249.1	(44.7)	(18)%	659.1	709.1	(50.0)	(7)%
International	33.8	44.2	(10.4)	(24)%	106.6	118.8	(12.2)	(10)%
	238.2	293.3	(55.1)	(19)%	765.7	827.9	(62.2)	(8)%
Commercial:
Domestic	61.0	64.5	(3.5)	(5)%	184.5	149.2	35.3	24%
International	8.2	8.3	(0.1)	(1)%	26.2	22.0	4.2	19%
	69.2	72.8	(3.6)	(5)%	210.7	171.2	39.5	23%
Total direct title revenues	307.4	366.1	(58.7)	(16)%	976.4	999.1	(22.7)	(2)%

Non-commercial revenues declined in the third quarter and first nine months of 2022, compared to the same periods in 2021, primarily due to lower purchase and refinancing transactions driven by the high mortgage interest rate environment. Compared to the same periods in 2021, combined purchase and refinancing orders closed decreased 42% and 32% in the third quarter and first nine months of 2022, respectively, while average residential fee per file increased 38% to $3,300 and 36% to $2,900 in the third quarter and first nine months of 2022, respectively, primarily due to the higher mix of purchase transactions and higher average home prices.

Domestic commercial revenues in the third quarter 2022 decreased primarily due to reduced transaction size, while revenues in the first nine months of 2022 improved primarily due to increased commercial transaction size and volume, compared to the same periods in 2021. Domestic commercial orders closed in third quarter and first nine months of 2022 were 6% and 12% higher, respectively, while average domestic commercial fee per file decreased 11% to $13,700 in the third quarter 2022 and increased 11% to $13,200 in first nine months of 2022, compared to the same periods in 2021.

Total international revenues in the third quarter and first nine months of 2022 decreased by $10.5 million, or 20%, and $8.0 million, or 6%, compared to the same periods in 2021, primarily due to lower transaction volume in our Canadian operations and the weaker foreign currency exchange rates against the U.S. dollar.

Orders information for the three and nine months ended September 30 is as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Change	% Chg	2022	2021	Change	% Chg
Opened Orders:
Commercial	4,456	4,461	(5)	—%	16,028	13,635	2,393	18%
Purchase	60,646	73,558	(12,912)	(18)%	201,228	220,979	(19,751)	(9)%
Refinance	20,047	64,374	(44,327)	(69)%	85,574	205,834	(120,260)	(58)%
Other	1,825	1,762	63	4%	4,546	5,254	(708)	(13)%
Total	86,974	144,155	(57,181)	(40)%	307,376	445,702	(138,326)	(31)%

Closed Orders:
Commercial	4,444	4,204	240	6%	14,007	12,538	1,469	12%
Purchase	46,592	56,570	(9,978)	(18)%	149,272	160,763	(11,491)	(7)%
Refinance	14,343	47,549	(33,206)	(70)%	71,507	165,843	(94,336)	(57)%
Other	1,419	1,139	280	25%	4,778	3,492	1,286	37%
Total	66,798	109,462	(42,664)	(39)%	239,564	342,636	(103,072)	(30)%

Gross revenues from independent agency operations in the third quarter 2022 declined $61.3 million, or 15%, compared to the third quarter 2021 primarily due to the effect of higher mortgage interest rates on the market in the third quarter 2022. Gross agency revenues during the first nine months of 2022 were $16.5 million, or 2%, higher than the same period in 2021 primarily due to increased market activity during the early part of 2022. Agency revenues, net of retention, decreased $11.9 million, or 17%, in the third quarter 2022 and were flat in the first nine months of 2022 compared to the same periods in 2021, generally driven by changes in gross agency revenues. Refer further to the "Retention by agencies" discussion under Expenses below.

Real estate solutions and other revenues. Real estate solutions and other revenues are comprised of revenues generated by our real estate solutions operations and, for the first half of 2022, by a real estate brokerage company which we recently sold. These revenues increased $7.8 million, or 13%, and $105.1 million, or 60%, in the third quarter and first nine months of 2022, respectively, compared to the same periods in 2021, primarily due to additional revenues from acquisitions completed in the fourth quarter 2021, which were partially offset by reduced revenues from our appraisal management and notary solutions operations due to reduced market activity.

Investment income. Investment income increased $1.1 million, or 27%, and $2.4 million, or 18%, in the third quarter and first nine months of 2022, respectively, primarily due to higher interest income driven by increased interest rates and higher dividend income from investments in 2022, compared to the same periods in 2021.

Net realized and unrealized gains. Refer to Note 5 to the condensed consolidated financial statements.

Expenses. An analysis of expenses is shown below:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Change*	% Chg	2022	2021	Change*	% Chg
	($ in millions)				($ in millions)
Amounts retained by agencies	280.5	329.9	(49.4)	(15%)	951.6	935.9	15.7	2%
As a % of agency revenues	82.4%	82.1%			82.4%	82.2%
Employee costs	195.1	197.6	(2.5)	(1%)	610.3	555.5	54.8	10%
As a % of operating revenues	27.2%	23.8%			25.3%	24.0%
Other operating expenses	151.2	152.6	(1.4)	(1%)	503.0	415.9	87.1	21%
As a % of operating revenues	21.1%	18.4%			20.9%	18.0%
Title losses and related claims	25.5	30.3	(4.9)	(16%)	81.1	92.7	(11.6)	(12%)
As a % of title revenues	3.9%	4.0%			3.8%	4.3%
*Amounts change may not add due to rounding.

Retention by agencies. Amounts retained by title agencies are based on agreements between agencies and our title underwriters. Amounts retained by independent agencies, as a percentage of revenues generated by them, averaged 82.4% in both the third quarter and first nine months of 2022 compared to 82.1% and 82.2%, respectively, in the same periods in 2021 primarily due to higher revenues generated by our agents from higher retention states. The average retention percentage may vary from period to period due to the geographical mix of agency operations, the volume of title revenues and, in some states, laws or regulations. Due to the variety of such laws or regulations, as well as competitive factors, the average retention rate can differ significantly from state to state. In addition, a high proportion of our independent agencies are in states with retention rates greater than 80%. We continue to focus on increasing profit margins in every state, increasing premium revenue in states where remittance rates are above 20%, and maintaining the quality of our agency network, which we believe to be the industry’s best, in order to mitigate claims risk and drive consistent future performance. While market share is important in our agency operations channel, it is not as important as margins, risk mitigation and profitability.

Employee costs. Consolidated employee costs decreased $2.5 million, or 1%, in the third quarter 2022 and increased $54.8 million, or 10%, in the first nine months of 2022, compared to the same periods in 2021. Employee costs decreased in the third quarter 2022 due to reduced incentive compensation and temporary labor costs driven by lower volumes, partially offset by higher salaries and employee benefits primarily resulting from acquisitions. Employee costs increased in the first nine months of 2022 primarily due to higher salaries and employee benefits resulting from increased employee counts driven by acquisitions. Average employee counts in the third quarter and first nine months of 2022 increased 16% and 21%, respectively, compared to the same periods in 2021. Employee costs, as a percentage of total operating revenues, were higher at 27.2% and 25.3% in the third quarter and first nine months of 2022, respectively, compared to 23.8% and 24.0% in the same periods in 2021, primarily due to lower revenues in 2022.

Compared to the same periods in 2021, employee costs in the title segment decreased $7.2 million, or 4%, in the third quarter 2022 and increased $33.9 million, or 6%, in the first nine months of 2022 due to the factors mentioned above. Employee costs in the real estate solutions segment increased $4.8 million, or 63%, and $16.5 million, or 75%, in the third quarter and first nine months of 2022, respectively, primarily due to acquisitions. During the third quarter and first nine months of 2022, average employee counts in the title segment increased 12% and 17%, respectively, while average employee counts in the real estate solutions segment increased 64% and 68%, respectively, compared to the same periods in 2021. Employee costs in the corporate and other segment in the third quarter 2022 were flat, and increased $4.4 million, or 49%, in the first nine months of 2022, compared to the same periods in 2021, primarily due to the acquired real estate brokerage company which we sold in the second quarter 2022.

As of September 30, 2022, we had approximately 7,400 employees compared to approximately 6,600 employees as of September 30, 2021.

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

Consolidated other operating expenses in the third quarter 2022 decreased $1.4 million, 1%, compared to the third quarter 2021, primarily due to decreased costs tied to lower title and appraisal management and notary services revenues, partially offset by higher technology and office closure costs. Consolidated other operating expenses in the first nine months of 2022 increased $87.1 million, or 21%, compared to the same period in 2021, primarily due to higher service expenses tied to increased real estate solutions revenues, higher technology, marketing and travel costs, and increased rent and other occupancy expenses resulting from acquisitions, partially offset by lower title-related expenses related to decreased title revenues.

Total variable costs decreased $15.7 million, or 16%, in the third quarter 2022 primarily due to lower title and appraisal management and notary services revenues, while these costs increased $44.8 million, or 17%, in the first nine months of 2022 primarily driven by acquisitions in the fourth quarter 2021, which were partially offset by lower volumes in existing businesses. Total costs that are fixed in nature increased $8.6 million, or 21%, and $29.0 million, or 25%, in the third quarter and first nine months of 2022, respectively, primarily due to higher technology costs, rent and occupancy expenses, and insurance costs. Independent costs increased $5.7 million, or 47%, and $13.3 million, or 41%, in the third quarter and first nine months of 2022, respectively, primarily due to office closure costs and higher marketing and travel costs due to increased activity following the pandemic period.

As a percentage of total operating revenues, consolidated other operating expenses in the third quarter and first nine months of 2022, increased to 21.1% and 20.9%, respectively, compared to 18.4% and 18.0% in the same periods in 2021, primarily due to lower title operating revenues and the increased size of our real estate solutions operations which typically have higher other operating expenses.

Title losses. Provisions for title losses, as a percentage of title operating revenues, were 3.9% and 3.8% for the third quarter and first nine months of 2022, compared to 4.0% and 4.3% for the third quarter and first nine months of 2021. Title loss expense in the third quarter and first nine months of 2022 decreased $4.9 million, or 16%, and $11.6 million, or 12%, respectively, compared to the same periods in 2021, primarily due to favorable claims experience and lower title revenues during 2022. The title loss ratio in any given quarter can be significantly influenced by changes in new large claims incurred, escrow losses and adjustments to reserves for existing large claims.

The composition of title policy loss expense is as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Change	% Chg	2022	2021	Change	% Chg
	($ in millions)				($ in millions)
Provisions – known claims:
Current year	4.4	4.2	0.2	5%	12.9	10.8	2.1	19%
Prior policy years	25.3	13.8	11.5	83%	56.9	41.5	15.4	37%
	29.7	18.0	11.7	65%	69.8	52.3	17.5	33%
Provisions – IBNR
Current year	21.0	25.9	(4.9)	(19)%	68.2	80.5	(12.3)	(15)%
Prior policy years	0.1	0.2	(0.1)	(50)%	—	1.4	(1.4)	(100)%
	21.1	26.1	(5.0)	(19)%	68.2	81.9	(13.7)	(17)%
Transferred from IBNR to known claims	(25.3)	(13.8)	(11.5)	83%	(56.9)	(41.5)	(15.4)	37%
Total provisions	25.5	30.3	(4.8)	(16)%	81.1	92.7	(11.6)	(13)%

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

Current year IBNR provisions in the third quarter and first nine months of 2022 decreased $4.9 million, or 19%, and $12.3 million, or 15%, respectively, compared to the same periods in 2021, due to lower title loss provisions resulting from favorable claims experience and lower title revenues. As a percentage of title operating revenues, provisions - IBNR for the current policy year were 3.2% for both the third quarter and first nine months of 2022, compared to 3.4% and 3.8% in the third quarter and first nine months of 2021, respectively. Cash claim payments in the third quarter and first nine months of 2022 increased $14.6 million, or 87%, and $17.2 million, or 33%, respectively, primarily as a result of increased large claim payments in 2022 compared to the same periods in 2021. We continue to manage and resolve large claims prudently and in keeping with our commitments to our policyholders.

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

Total title policy loss reserve balances are as follows:

	September 30, 2022	December 31, 2021
	($ in millions)
Known claims	75.6	75.9
IBNR	471.6	473.7
Total estimated title losses	547.2	549.6

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

Depreciation and amortization. Depreciation and amortization expenses increased $4.9 million, or 54%, and $19.7 million, or 88%, in the third quarter and first nine months of 2022 compared to the same periods in 2021, primarily due to acquisitions, which generated higher intangible asset amortization expenses of $2.4 million and $14.6 million, respectively, and higher depreciation expense resulting from increased capital expenditures.

Income taxes. Our effective tax rates, based on income before taxes and after deducting income attributable to noncontrolling interests, were 27% and 25% in the third quarter and first nine months of 2022, respectively, compared to 21% and 23% in the corresponding periods in 2021. The higher rates in 2022 were primarily due to third quarter discrete adjustments related to the annual filing of our federal income tax return, which resulted in an additional income tax expense compared to an income tax benefit in 2021.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources reflect our ability to generate cash flow to meet our obligations to stockholders, customers (payments to satisfy claims on title policies), vendors, employees, lenders and others. As of September 30, 2022, our total cash and investments, including amounts reserved pursuant to statutory requirements aggregated $1.01 billion. Of our total cash and investments at September 30, 2022, $637.3 million ($340.7 million, net of statutory reserves) was held in the United States and the rest internationally (principally in Canada).

As a holding company, the parent company is funded principally by cash from its subsidiaries' earnings in the form of dividends, operating and other administrative expense reimbursements and pursuant to intercompany tax sharing agreements. Cash held at the parent company and its unregulated subsidiaries (which totaled $28.3 million at September 30, 2022) is available for funding the parent company's operating expenses, interest payments on debt and dividend payments to common stockholders. The parent company also receives distributions from Stewart Title Guaranty Company (Guaranty), its regulated title insurance underwriter, to meet cash requirements for acquisitions and other strategic investments.

A substantial majority of our consolidated cash and investments as of September 30, 2022 was held by Guaranty and its subsidiaries. The use and investment of these funds, dividends to the parent company, and cash transfers between Guaranty and its subsidiaries and the parent company are subject to certain legal and regulatory restrictions. In general, Guaranty uses its cash and investments in excess of its legally-mandated statutory premium reserve (established in accordance with requirements under Texas law) to fund its insurance operations, including claims payments. Guaranty may also, subject to certain limitations, provide funds to its subsidiaries (whose operations consist principally of field title offices and real estate solutions operations) for their operating and debt service needs.

We maintain investments in accordance with certain statutory requirements for the funding of statutory premium reserves. Statutory reserve funds are required to be fully funded and invested in high-quality securities and short-term investments. Statutory reserve funds are not available for current claim payments, which must be funded from current operating cash flow. Included in investments in debt and equity securities are statutory reserve funds of approximately $541.0 million and $523.5 million at September 30, 2022 and December 31, 2021, respectively. In addition, included within cash and cash equivalents are statutory reserve funds of approximately $10.5 million and $41.4 million at September 30, 2022 and December 31, 2021, respectively. As of September 30, 2022, our known claims reserve totaled $75.6 million and our estimate of claims that may be reported in the future, under generally accepted accounting principles, totaled $471.6 million. In addition to this, we had cash and investments (excluding equity method investments) of $330.3 million, which are available for underwriter operations, including claims payments, and acquisitions.

The ability of Guaranty to pay dividends to its parent is governed by Texas insurance law. The Texas Department of Insurance (TDI) must be notified of any dividend declared, and any dividend in excess of the greater of the statutory net operating income or 20% of surplus (approximately $210.1 million as of December 31, 2021) would be, by regulation, considered extraordinary and subject to pre-approval by the TDI. Also, the Texas Insurance Commissioner may raise an objection to a planned distribution during the notification period. Guaranty’s actual ability or intent to pay dividends to its parent may be constrained by business and regulatory considerations, such as the impact of dividends on surplus and liquidity, which could affect its ratings and competitive position, the amount of insurance it can write and its ability to pay future dividends. During the nine months ended September 30, 2022 and 2021, Guaranty paid dividends of $70.0 million and $158.9 million, respectively, to the parent company.

As the parent company conducts no operations apart from its wholly-owned subsidiaries, the discussion below focuses on consolidated cash flows.

	Nine Months Ended September 30,
	2022	2021
	($ in millions)
Net cash provided by operating activities	167.0	257.3
Net cash used by investing activities	(225.3)	(200.7)
Net cash (used) provided by financing activities	(98.1)	120.2

Operating activities. Our principal sources of cash from operations are premiums on title policies and revenue from title service-related transactions, real estate solutions and other operations. Our independent agencies remit cash to us net of their contractual retention. Our principal cash expenditures for operations are employee costs, operating costs and title claims payments.

Net cash provided by operations in the first nine months of 2022 decreased $90.3 million compared to the same period in 2021, primarily due to lower net income and higher payments of previously-outstanding operating liabilities in 2022. Although our business is labor intensive, we are focused on a cost-effective, scalable business model which includes utilization of technology, centralized back and middle office functions and business process outsourcing. We are continuing our emphasis on cost management, especially in light of the current economic environment due to rising mortgage interest and inflation rates, specifically focusing on lowering unit costs of production and improving operating margins in our direct title and real estate solutions operations. Our plans to improve margins include additional automation of manual processes, and further consolidation of our various systems and production operations. We continue to invest in the technology necessary to accomplish these goals.

Investing activities. Net cash used by investing activities is primarily driven by proceeds from matured and sold investments, purchases of investments, capital expenditures and acquisition of businesses. During the first nine months of 2022, total proceeds from securities investments sold and matured were $76.7 million, compared to $88.4 million during the first nine months of 2021. Cash used for purchases of securities investments was $165.1 million during the first nine months of 2022 compared to $111.1 million during the same period in 2021.

We used $102.9 million of net cash for acquisitions in the title segment during the first nine months of 2022, compared to net cash used of $149.9 million for acquisitions in the title and real estate solutions segments and $16.1 million for acquiring an equity method investment in a title company during the same period in 2021. We used $35.3 million and $26.2 million of cash for purchases of property and equipment during the first nine months of 2022 and 2021, respectively. We maintain investment in capital expenditures at a level that enables us to implement technologies for increasing our operational and back-office efficiencies and to pursue growth in key markets.

Financing activities and capital resources. Total debt and stockholders’ equity were $446.4 million and $1.36 billion, respectively, as of September 30, 2022. During the first nine months of 2022 and 2021, payments on notes payable of $73.6 million and $157.3 million, respectively, and notes payable additions of $38.0 million and $156.8 million, respectively, were related to short-term loan agreements in connection with our Section 1031 tax-deferred property exchange (Section 1031) business.

At September 30, 2022, our line of credit facility was fully available, while our debt-to-equity and debt-to-capitalization ratios, excluding our Section 1031 notes, were approximately 33% and 25%, respectively. During the first nine months of 2022, we paid total dividends of $32.5 million ($1.20 per common share), compared to the total dividends paid in the same period in 2021 of $26.6 million ($0.99 per common share).

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

Other comprehensive loss. Unrealized gains and losses on available-for-sale debt securities investments and changes in foreign currency exchange rates are reported net of deferred taxes in accumulated other comprehensive income (loss), a component of stockholders’ equity, until they are realized. During the first nine months of 2022, net unrealized investment losses of $42.2 million, net of taxes, which increased our other comprehensive loss, were primarily related to net decreases in the fair values of our corporate and foreign bond securities investments, primarily driven by the effect of higher interest rates and credit spreads in 2022. During the first nine months of 2021, net unrealized investment losses of $11.2 million, net of taxes, which increased our other comprehensive loss, were primarily related to a net decrease in the fair values of our overall bond securities investment portfolio mainly driven by the effect of rising interest rates.

Changes in foreign currency exchange rates, primarily related to our Canadian and United Kingdom operations, increased our other comprehensive loss, net of taxes, by $22.9 million and $1.0 million in the first nine months of 2022 and 2021, respectively.

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

Forward-looking statements. Certain statements in this report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to future, not past, events and often address our expected future business and financial performance. These statements often contain words such as “may,” "expect," "anticipate," "intend," "plan," "believe," "seek," "will," "foresee" or other similar words. Forward-looking statements by their nature are subject to various risks and uncertainties that could cause our actual results to be materially different than those expressed in the forward-looking statements. These risks and uncertainties include, among other things, the following:
•the volatility of economic conditions;
•adverse changes in the level of real estate activity;
•changes in mortgage interest rates, existing and new home sales, and availability of mortgage financing;
•our ability to respond to and implement technology changes, including the completion of the implementation of our enterprise systems;
•our ability to prevent and mitigate cyber risks;
•the impact of unanticipated title losses or the need to strengthen our policy loss reserves;
•any effect of title losses on our cash flows and financial condition;
•the ability to attract and retain highly productive sales associates;
•the impact of vetting our agency operations for quality and profitability;
•independent agency remittance rates;
•changes to the participants in the secondary mortgage market and the rate of refinancing that affects the demand for title insurance products;
•regulatory non-compliance, fraud or defalcations by our title insurance agencies or employees;
•our ability to timely and cost-effectively respond to significant industry changes and introduce new products and services;
•our ability to realize anticipated benefits of our previous acquisitions;
•the outcome of pending litigation;
•the impact of changes in governmental and insurance regulations, including any future reductions in the pricing of title insurance products and services;
•our dependence on our operating subsidiaries as a source of cash flow;
•our ability to access the equity and debt financing markets when and if needed;
•our ability to grow our international operations; seasonality and weather; and
•our ability to respond to the actions of our competitors.

The above risks and uncertainties, as well as others, are discussed in more detail in our documents filed with the Securities and Exchange Commission, including in Part I, Item 1A "Risk Factors" in our 2021 Form 10-K, and as maybe further updated and supplemented from time to time in our future Quarterly Reports on Form 10-Q, and our Current Reports on Form 8-K filed subsequently. All forward-looking statements included in this report are expressly qualified in their entirety by such cautionary statements. We expressly disclaim any obligation to update, amend or clarify any forward-looking statements contained in this report to reflect events or circumstances that may arise after the date hereof, except as may be required by applicable law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes during the quarter ended September 30, 2022 in our investment strategies, types of financial instruments held or the risks associated with such instruments that would materially alter the market risk disclosures made in our 2021 Form 10-K.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. Our principal executive officer and principal financial officer are responsible for establishing and maintaining disclosure controls and procedures. They evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2022, and have concluded that, as of such date, our disclosure controls and procedures are adequate and effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting during the quarter ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases of our Common Stock during the nine months ended September 30, 2022, except for repurchases of approximately 48,800 shares (aggregate purchase price of approximately $3.2 million) related to the statutory income tax withholding on the vesting of restricted unit grants to executives and senior management employees.

Item 5. Other Information

Book value per share. Our book value per share was $49.59 and $47.67 as of September 30, 2022 and December 31, 2021, respectively. As of September 30, 2022, our book value per share was based on approximately $1.34 billion of stockholders’ equity attributable to Stewart and 27,123,388 shares of Common Stock outstanding. As of December 31, 2021, our book value per share was based on approximately $1.28 billion of stockholders’ equity attributable to Stewart and 26,893,430 shares of Common Stock outstanding.

Item 6. Exhibits

Exhibit
3.1	—	Restated Certificate of Incorporation of the Registrant, dated April 28, 2016 (incorporated by reference in this report from Exhibit 3.1 of the Current Report on Form 8-K filed April 29, 2016)
3.2	—	Third Amended and Restated By-Laws of the Registrant, as of April 27, 2016 (incorporated by reference in this report from Exhibit 3.2 of the Current Report on Form 8-K filed April 28, 2016)
10.1†*		Amended and Restated Employment Agreement, effective October 13, 2022, by and between the Registrant and Frederick Eppinger
31.1*	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	—	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	—	XBRL Taxonomy Extension Schema Document
101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	—	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document
104*	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith
† Management contract or compensatory plan

SIGNATURE
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 8, 2022
Date

Stewart Information Services Corporation
Registrant

By:	/s/ David C. Hisey
David C. Hisey, Chief Financial Officer, Secretary and Treasurer