Form 10-K
period 2022-12-31
STEWART INFORMATION SERVICES CORP
filed 2023-02-28
CIK 94344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No ☑
The aggregate market value of the Common Stock (based upon the closing stock price of the Common Stock of Stewart Information Services Corporation, as reported by the NYSE on June 30, 2022) held by non-affiliates of the Registrant was approximately $1.3 billion.
On February 17, 2023, there were 27,193,457 outstanding shares of the Registrant's Common Stock.
Documents Incorporated by Reference
Portions of the definitive proxy statement (the Proxy Statement), in connection with the Registrant's 2023 Annual Meeting of Stockholders, are incorporated herein by reference in Part III of this document.

FORM 10-K ANNUAL REPORT
YEAR ENDED DECEMBER 31, 2022

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

We currently report our business in three segments: title insurance and related services (title), real estate solutions, and corporate and other. Refer to Note 18 to our audited consolidated financial statements and Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) for financial information related to our segments.

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

At the closing or settlement of a sale transaction, the seller executes and delivers a deed to the new owner. The buyer typically signs new mortgage documents and closing funds are disbursed to the seller, the prior lender, real estate brokers, the title company and others. Certain documents, such as the deed and mortgage or deed of trust, are then recorded in the public records. A title insurance policy is generally issued to both the new lender and the owner at the closing of the transaction.

At the closing or settlement of a refinance transaction, the borrower executes and delivers a mortgage or deed of trust to the lender. The borrower typically signs the mortgage documents and closing funds are ordinarily disbursed to the prior lender, the title company and others. Certain documents are then recorded in the public records. A title insurance policy is generally issued to the new lender at the closing or recording of the transaction.

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

Title insurance is substantially different from other types of insurance. Fire, auto, health and life insurance policies protect against future losses and events. In contrast, title insurance generally insures against losses from past events and seeks to protect the policyholder or lender by eliminating covered risks through the examination and settlement process. In essence, subject to its exceptions, conditions and exclusions, an owner's title insurance policy provides a warranty to the policyholder that the title to the property is free from defects that might impair ownership rights, or in the case of a lender's policy, that there is priority of lien position. Most other forms of insurance provide protection for a limited period of time and, hence the policy must be periodically renewed. Title insurance, however, is issued for a one-time premium and the owner's policy provides protection for as long as the owner owns the property, or has liability in connection with the property, or a lender under its policy has its insured lien on the property. Also, a title insurance policy does not have a finite contract term, whereas most other lines of insurance have definite beginning and ending dates for coverage. Although an owner's title insurance policy provides protection for as long as the owner owns the property being covered, the title insurance company generally does not have information about which policies are still effective. Most other lines of insurance receive periodic premium payments and policy renewals thereby allowing the insurance company to know which policies are effective. In certain circumstances, we may provide post-policy coverage and we may provide coverage against certain known risks after analyzing the underwriting risks.

Losses. Losses on policies occur when a title defect is not discovered during the examination and settlement process. Reasons for losses include, but are not limited to, forgeries, misrepresentations, unrecorded or undiscovered liens, the failure to pay off existing liens, mortgage lending fraud, mishandling or defalcation of settlement funds, issuance by independent agencies of unauthorized coverage and defending policyholders when covered claims are filed against an owner's or lender's interest in the property. Losses may also occur for coverage that we may provide under Closing Protection Letters.

Some claimants seek damages in excess of policy limits. Those claims are based on various legal theories. We vigorously defend against spurious claims and provide protection for covered claims up to the limits set forth in the policy. We have from time-to-time incurred losses in excess of policy limits. Experience shows that most policy claims and claim payments are made in the first eight years after the policy has been issued, although claims can also be reported and paid many years later. By their nature, claims are often complex, vary greatly in dollar amounts and are affected by economic and market conditions, the specific facts of the individual claim and the legal environment existing at the time claims are processed.

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

Factors affecting revenues. Title insurance revenues are closely related to the level of activity in the real estate markets we serve and the prices at which real estate sales are made. Real estate sales are directly affected by the availability and cost of money to finance purchases. Other factors include consumer confidence, demand by buyers, foreign currency exchange rates, supply chains, inventory and weather. In periods of low interest rates, loan refinancing transactions are also an important contributor to revenues. These factors may override the seasonal nature of the title business. Generally, our first quarter is the least active and our second and third quarters are the most active in terms of title insurance revenues. Refer to Item 7 - MD&A, Results of Operations - Industry Data for comparative information on home sales, mortgage interest rates and loan activity, and Critical Accounting Estimates - Factors Affecting Revenues for additional details on principal factors affecting revenues.

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

Service, location, financial strength, company size and related factors affect customer orders. Increasing market share is accomplished primarily by providing superior service. The parties to a closing are concerned with accuracy, expertise, responsiveness, timeliness and cost. The rates charged to customers vary from state to state, and are regulated, to varying degrees and in different ways, in most states.

The financial strength and stability of the title underwriter are important factors in maintaining and increasing our business, particularly commercial business. We are rated as investment grade by the title industry’s leading rating agencies. Our wholly-owned and principal underwriter, Stewart Title Guaranty Company (Guaranty), is currently rated “A Double Prime” by Demotech Inc., "A-" by Fitch Ratings Ltd., and "A- " by A.M. Best. Similarly, our wholly-owned and second largest underwriter, Stewart Title Insurance Company (STIC), is also highly rated by such rating companies. These ratings are not credit ratings. Instead, the ratings are based on quantitative, and in some cases qualitative, information and reflect the conclusions of the rating agencies with respect to our financial strength, results of operations and ability to pay policyholder claims. These ratings are not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency.

Market share. Title insurance statistics are compiled quarterly by the American Land Title Association (ALTA), the title industry’s national trade association. Based on 2022 statutory premiums written through the nine months ended September 30, 2022, Guaranty is one of the leading title insurers in the United States. Our largest competitors are Fidelity National Financial, Inc. (FNF) whose principal underwriters are Chicago Title Insurance Company and Fidelity National Title Insurance Company, First American Financial Corporation (First American) which includes First American Title Insurance Company, and Old Republic Title Insurance Group (Old Republic) which includes Old Republic National Title Insurance Company. We also compete with other title insurer companies, as well as abstractors, attorneys who issue title opinions and attorney-owned title insurance funds. A number of homebuilders, financial institutions, real estate brokers and others own or control title insurance agencies, some of which issue policies underwritten by Guaranty.

During 2022, continuing with our strategy of investing opportunistically to build a stronger and more resilient company, we acquired FNC Title Services, LLC, which specializes in providing title insurance and settlement services to reverse mortgage, conventional and commercial closings nationwide, and BCHH, LLC, a national provider of title and settlement services to individual and institutional investors and lenders.

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

Real Estate Solutions Segment

The real estate solutions segment supports the real estate mortgage industry by primarily providing appraisal management services, online notarization and closing solutions, credit and real estate information services, and search and valuation services. We provide these services through Stewart Valuation Intelligence (formerly, separate companies United States Appraisals and Pro-Teck Services Ltd.), NotaryCam, Inc., Signature Closers, LLC, Informative Research, and Equimine (which operates as PropStream). These companies are integral to our goal of streamlining the real estate and loan transaction lifecycle through end-to-end, customer-focused and technology-based solutions.

Factors affecting revenues. As in the title segment, real estate solutions revenues are closely related to the level of activity in the real estate market, including interest rates, new or refinancing origination activity, and home sales volumes. Companies that compete with our real estate solutions businesses vary across a wide range of industries and include the major title insurance underwriters mentioned under “Title Segment - Market share” as well as other title agents, appraisal management companies, and real estate technology and business process outsourcing providers.

Customers. Customers for our real estate solutions products and services primarily include mortgage lenders and servicers, mortgage brokers, realtors, and mortgage and real estate investors. Many of the services and products offered by our real estate solutions business are used by professionals and intermediaries who have been retained to assist consumers with the sale, purchase, mortgage, transfer, recording and servicing of real estate transactions. To that end, timely, accurate and compliant services are critical to our customers since these factors directly affect the service they provide to their customers. Financial strength, scale, robust processes to ensure legal and regulatory compliance, marketplace presence, high quality customer support, and reputation as a reliable, compliant solution are important factors in attracting new business.

Corporate and Other Segment

The corporate and other segment is primarily comprised of the parent holding company and our centralized administrative services departments. During 2022, the corporate and other segment included results of a real estate brokerage company that was acquired in late 2021 and subsequently sold during the second quarter 2022.

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

As of December 31, 2022, approximately 86% of our combined debt and equity securities investment portfolios consisted of fixed income securities. Also as of that date, approximately 95% of the fixed income investments are held in securities that are A-rated or higher, and substantially all of the fixed income portfolios are rated investment grade (percentages are based on the fair value of the securities). In addition to our debt and equity securities investment portfolios, we maintain certain money-market and other short-term investments. For more details on market risks related to our investment securities portfolio, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk.

Trademarks. We have developed and acquired numerous automated products and processes that are crucial to both our title and real estate solutions operations. These systems automate most facets of the real estate transaction. Among these trademarked products and processes are AIM+®, AgencySecure®, PropertyInfo®, SureClose®, TitleSearch®, eTitleSearch®, Virtual Underwriter®, StewartNow®, Valuation Intelligence®, NotaryCam®, Cloudvirga® and PropStream®. We consider these trademarks, which can be renewed every ten years, to be important to our business.

Human capital resources. As of December 31, 2022, we employed approximately 7,100 people, with approximately 6,100 employees located in the U. S. and approximately 1,000 employees located internationally. We consider our relationship with our employees to be critical to both our operations and performance. We are committed to attracting, developing, retaining, and motivating a diverse and inclusive group of employees, and we do so in a variety of ways.

For additional information about our workforce, sustainability efforts, human capital programs and initiatives, specifically our Culture of Caring, visit our website (www.stewart.com) and review our 2021 Environmental, Social and Governance (ESG) Report.

Recruiting
Stewart is committed to recruiting strategies – policies, practices, decision-making and more – grounded in fairness, equity, and inclusivity. Stewart is an equal employment opportunity employer, and our commitment extends to all facets of employment.

Inclusion and diversity
Stewart is committed to an inclusive workplace that values all employees equally, regardless of age, race, ethnicity, sexual orientation, or gender identification and committed to providing a supportive diverse professional work environment that is free of and prohibits discrimination against any employee or applicant for employment as defined by applicable laws as well as best practices in corporate governance. All phases of employment, including but not limited to, recruiting, selection, employment, placement, promotion, transfer, demotion, reduction of force and termination, benefits, training, and compensation are guided by the Company policies regarding conduct, including Stewart’s Equal Opportunity Employer statement, Human Rights policy and our Code of Business Conduct and Ethics. Stewart's Code of Business Conduct and Ethics is reviewed and acknowledged annually by our employees and by our Board of Directors.

We continue our journey and commitment to inclusion and belonging through our Diversity, Equity, and Inclusion (DE&I) Council, which introduces practices and programs that benefit our workplace and drive systemic change within the workplace and the communities in which we live and work. Stewart’s DE&I Council meets frequently to discuss critical topics, weigh in on important challenges our employees are facing, and ensure we are focused on strategic priorities grounded in our overall DE&I commitment.

Learning and development
Stewart’s approach to talent development encourages continuous learning and professional development for all employees across the organization, creates transparency around job expectations through a deliberate goal setting, performance, coaching and feedback process, allows Stewart employees to take ownership of their career, and provides them with the resources needed to be successful in their current as well as future roles.

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

Employee engagement and recognition
In partnership with an outside firm, we conducted a U.S. employee engagement survey in early 2022 to better and more formally understand employee sentiment and gain actionable feedback on culture and engagement. The results have helped guide our path forward on keeping employees engaged, ensuring Stewart is a place where our employees are proud to work, and strengthening our relationship with the communities we serve. Additionally, based on the survey feedback received from our employees, we have been recognized in the Top Workplaces program as a 2023 Top Workplace USA and for Employee Appreciation, Employee Well-Being, as well as several regional Top Workplaces awards.

Cybersecurity. While Stewart regularly defends against, responds to and mitigates risks from information technology (IT) systems and software vulnerabilities, broader cybersecurity threats and data security incidents, we experienced no known material cyber breaches during the three-year period ended December 31, 2022. In the event a material breach or an IT disruption takes place in the future, we have an incident response team in place to take immediate actions, work with local and national law enforcement, and notify the appropriate regulators, our Board of Directors and impacted parties. In addition, we would work with the NYSE to disclose the scope and effect of the breach or disruption through an appropriate Form 8-K filing, without providing information that could affect any law enforcement investigation. Stewart utilizes considerable resources in its cybersecurity efforts, both in network, system and application security as well as in the protection of personal, private and confidential information. Firewalls, application security, encryption, access control, vulnerability management and intrusion detection systems are some, but not all, of the resources used in the Company’s efforts to prevent cybersecurity breaches.

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

Transfer agent. Our transfer agent is Computershare, which can be contacted via regular mail at P.O. Box 43006, Providence, RI 02940-3006 and via its website (https://www-us.computershare.com/investor).

CEO and CFO certifications. The CEO and CFO certifications required under Section 302 of the Sarbanes-Oxley Act are filed as exhibits to our 2022 Form 10-K. Stewart submitted during 2022 its annual CEO Certification under Section 303A.12(a) of the New York Stock Exchange (NYSE) Listed Company Manual.

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

The demand for our title insurance-related and real estate solutions offerings is dependent primarily on the volume of residential and commercial real estate transactions. The volume of these transactions historically has been influenced by such factors as mortgage interest rates, inventory, affordability, availability of financing and the overall state of the economy. Typically, when interest rates are increasing or when the economy is experiencing a downturn, real estate activity declines. As a result, the title insurance industry tends to experience decreased revenues and earnings, and potentially increased claims experience.

Our revenues and results of operations have been and may in the future be adversely affected by a decline in home prices, real estate activity and the availability of financing alternatives. Deterioration in the macroeconomic environment generally causes weakness or adverse changes in the level of real estate activity, which could have a material adverse effect on our consolidated financial condition or results of operations, including impairment of our goodwill and long-lived assets. Also, we may not be able to accurately predict the effects of periods or expectations of high or rapidly rising inflation rates, and governmental responses thereto, and may not respond in a timely or adequate manner to mitigate the negative effects of such inflation, such as decreases in the demand for our products and services and higher labor and other expenses.

Our claims experience may require us to increase our provision for title losses or to record additional reserves, either of which would adversely affect our earnings.

We estimate our future loss payments, and our assumptions about future losses may prove inaccurate. Provisions for policy losses on policies written within a given year are charged to income in the same year the related premium revenues are recognized. The amounts provided are based on reported claims, historical loss payment experience and the current legal and economic environment. Losses that are higher than anticipated are an indication that total losses for a given policy year may be higher than originally calculated. Changes in the total estimated future loss for prior policy years are recorded in the period in which the estimate changes. Claims are often complex and involve uncertainties as to the dollar amount and timing of individual payments. Claims are often paid many years after a policy is issued. From time-to-time, we experience large losses, including losses from independent agency defalcations, wire fraud, title policies that have been issued or worsening loss payment experience, any of which may require us to increase our title loss reserves. These events are unpredictable and may have a material adverse effect on our earnings.

The issuance of our title insurance policies and related activities by title agents, which operate with substantial independence from us, could adversely affect our operations.

Our title insurance subsidiaries issue a significant portion of their policies through independent title agents. There is no guarantee that these title agents will fulfill their contractual obligations to us as contemplated, although such contracts include limitations that are designed to limit our risk with respect to their activities. In addition, regulators are increasingly seeking to hold title companies responsible for the actions of these title agents and, under certain circumstances, the Company may be held liable directly to third parties for actions (including defalcations) or omissions of these agents. Case law in certain states also suggests that the Company is liable for the actions or omissions of its agents in those states, regardless of contractual limitations. As a result, the Company’s use of title agents could result in increased claims on the Company’s policies issued through agents and an increase in other costs and expenses.

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

Information technology (IT) systems present potential targets for cybersecurity attacks.

Our operations are reliant on technology and data. Our IT systems and our vendors' IT systems are used to store and process sensitive information regarding our operations and financial position as well as any information pertaining to our customers and vendors. While we take the utmost precautions, we cannot guarantee safety from all cyber threats, IT system or software vulnerabilities, wire fraud and attacks to our systems. Any successful breach of security could result in loss of sensitive data, spread of inaccurate or confidential information, disruption of operations, theft of escrowed funds, endangerment of employees, damage to our assets and increased costs to respond. Although we maintain cyber liability insurance to help protect us financially, there is no assurance that the instances noted above would not have a negative impact on cash flows, litigation status and/or our reputation, which could have a material adverse effect on our business, financial condition and results of operations. In the event of a material cybersecurity breach, we have an incident response team in place to take immediate actions, work with local and national law enforcement, notify impacted parties as well as appropriate state regulators and the NYSE.

Climate change and extreme weather events could adversely affect our operations and financial performance

Our operations and financial performance could be adversely impacted by climate change and extreme weather events, especially if these occurrences negatively impact the overall real estate market and the broader economy. With respect to our investment portfolio, both individual corporate securities, as well as securities issued by municipalities could also see their value affected by such events. Given the unpredictable and uncertain nature of climate change and weather with respect to size, severity, frequency, geography, and duration, we are unable to quantify the true impact these events would have on our business and operations. As a result of the growing importance that climate change has on both the Company’s operations as well as society in general, Stewart has made a formal statement on its commitment to the health of the global environment. The Company will also continue to update investors on the progress it is making to positively contribute to environmental preservation through its annual ESG reports. These and other environmental-related documents can be found in the Investor Relations - Governance section of the Company's website.

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

Widespread health crises could adversely impact our business operations

Widespread health crises and responses to such events could adversely affect the Company. Although the title insurance industry has been deemed essential in the United States, health crises and measures to address them may cause disruptions in the real estate market and on our business operations. These disruptions, which may include, among others, decreased volume of orders and other business activity, delayed closing of real estate transactions, office closures, and decreased value of investments and other assets, may significantly impact our future results of operations and financial position.

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

We may also be subject to additional state or federal regulations prescribed by legislation such as the Dodd-Frank Act or by regulations issued by the CFPB, Department of Labor, Office of the Comptroller of the Currency, Occupational Safety and Health Administration, Department of the Treasury or other agencies. Additionally, we have in the past and may in the future be subject to investigations or inquiries from regulators, including state attorneys general. We incur costs as a result of such investigations or inquiries, including increased compliance costs, which may impact our operating results.

Finally, changes in regulations or new regulations in our industry may be introduced that would have a material adverse effect on our business or result in increased costs of compliance.

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

We perform annual impairment tests of the carrying values of our goodwill, other intangible assets and other long-lived assets. We may also perform an evaluation whenever events may indicate an impairment has occurred. In assessing whether an impairment has occurred, we consider whether the performance of our reporting units may be below projections, unexpected declines in our market capitalization, negative macroeconomic trends or negative industry and company-specific trends. We also perform reviews, at the asset group level, if carrying values of our long-lived assets are not recoverable. If we conclude that the carrying values of these assets exceed the fair value or are not recoverable, we may be required to record a noncash impairment of these assets. Any substantial impairment that may be required in the future could have a material adverse effect on our results of operations or financial condition.

Our investment portfolio is subject to interest rate and other risks and could experience losses.

We maintain a substantial investment portfolio, primarily consisting of fixed income debt securities and, to a lesser extent, equity securities. Our portfolio holdings are subject to certain economic and financial market risks, including credit risk, interest rate risk, foreign exchange rate risk and liquidity risk. Instability in credit markets and economic conditions can increase the risk of loss in our portfolio. Periodically, we assess the recoverability of the amortized cost of our debt securities investments. If the amortized cost of such investments exceeds the fair value, and we conclude the decline is other-than-temporary, we are required to record an impairment. The impairment could have a material adverse effect on our results of operations or financial condition.

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

We have previously been the subject of actions taken by activist stockholders. When activist activities occur, our business could be adversely affected because we may have difficulty in attracting and retaining customers, agents, mortgage lenders, servicers, employees and board members due to perceived uncertainties as to our future direction and negative public statements about our business; such activities may materially harm our relationships with current and potential customers, investors, lenders, and others; may otherwise materially harm our business, may adversely affect our operating results and financial condition; responding to proxy contests and other similar actions by stockholders is likely to result in our incurring substantial additional costs, including, but not limited to, legal fees, fees for financial advisors, fees for investor relations advisors, and proxy solicitation fees; significantly divert the attention of management, our Board of Directors and our employees; and changes in the composition of our Board of Directors due to activist campaigns may adversely affect our current strategic plan.

We cannot predict, and no assurances can be given as to, the outcome or timing of any matters relating to actions by activist stockholders or the ultimate impact on our business, liquidity, financial condition or results of operations.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We currently lease under a non-cancelable operating lease that expires in year 2025 approximately 150,000 square feet of space in an office building in Houston, Texas, which is used for our corporate offices and for offices of several of our subsidiaries. Additionally, we lease space at approximately 560 locations for business operations, administrative and technology centers. These additional locations include significant leased facilities in Arizona (Phoenix, Scottsdale and Tucson), New York (New York), Colorado (Denver), California (Irvine, San Diego, Anaheim and Glendale), Texas (Houston), Canada (Toronto), and Massachusetts (Boston).

Our leases expire through 2033 and we believe we will not have any difficulty obtaining renewals of leases as they expire or, alternatively, leasing comparable properties. The aggregate annual rent expense under all office leases was approximately $51.2 million in 2022.

We also own office buildings in Arizona, Texas, New Mexico, California, New York, Florida and the United Kingdom. These owned properties are not material to our consolidated financial condition. We consider all buildings and equipment that we own or lease to be well maintained, adequately insured and generally sufficient for our purposes.

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

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market and Holders Information. Our Common Stock is listed on the NYSE under the symbol “STC”. As of February 17, 2023, the number of stockholders of record was approximately 4,800 and the closing price of one share of our Common Stock was $45.68.

Stock Performance Graph. The following table and graph compares the yearly percentage change in our cumulative total stockholder return on Common Stock with the cumulative total return of the Russell 2000 Index and the Russell 2000 Financial Services Sector Index for the five years ended December 31, 2022. The presented information assumes that the value of the investment in our Common Stock and each index was $100 at December 31, 2017 and that all dividends were reinvested.

	2017	2018	2019	2020	2021	2022
Stewart	100.00	100.61	102.09	125.15	210.92	117.00
Russell 2000 Index	100.00	89.03	111.72	133.92	153.72	122.27
Russell 2000 Financial Services Sector Index	100.00	89.13	110.60	108.36	140.61	118.69

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

Stock Repurchases. There were no stock repurchases during 2022, except for repurchases of approximately 51,000 shares (aggregate purchase price of approximately $3.3 million) related to statutory income tax withholding on the annual vesting of employee restricted share grants.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)
MANAGEMENT'S OVERVIEW

On a full year basis, 2022 net income attributable to Stewart was $162.3 million, or $5.94 per diluted share, compared to $323.2 million, or $11.90 per diluted share, in 2021. Pretax income before noncontrolling interests in 2022 was $232.7 million (7.6% pretax margin) compared to $434.0 million (13.1% pretax margin) in 2021. Total 2022 operating revenues decreased 7% to $3.0 billion, compared to $3.3 billion in 2021, while total 2022 operating expenses decreased 1% to $2.8 billion, compared to $2.9 billion in 2021, primarily due to lower title transaction volumes which were partially offset by full year results of acquisitions from 2021. Refer to "Results of Operations" for detailed year-to-year income statement discussions, and "Liquidity and Capital Resources" for an analysis of Stewart's financial condition.

For the fourth quarter 2022, we reported net income attributable to Stewart of $13.3 million ($0.49 per diluted share), compared to net income attributable to Stewart of $85.5 million ($3.12 per diluted share) for the fourth quarter 2021. Fourth quarter 2022 pretax income before noncontrolling interests was $20.8 million compared to pretax income before noncontrolling interests of $114.1 million for the fourth quarter 2021.

Fourth quarter 2022 results included $12.7 million of pretax net realized and unrealized gains, primarily composed of net unrealized gains on fair value changes of equity securities investments and gains related to settlements of company-owned insurance policies, offset by $16.7 million of combined office closure, severance and regulatory settlement and litigation expenses. Fourth quarter 2021 results included $6.5 million of pretax net realized and unrealized gains, primarily composed of net unrealized gains on fair value changes of equity securities investments and net gains related to acquisition contingent liability adjustments, partially offset by net realized losses primarily related to sale of securities investments and other assets and $4.1 million of office closure costs.

Title segment. Summary results of the title segment are as follows (in $ millions, except pretax margin and % change):

	For the Three Months Ended December 31,
	2022	2021	% Change

Operating revenues	581.6	836.4	(30)%
Investment income	6.9	3.7	85%
Net realized and unrealized gains	10.3	4.9	110%
Pretax income	26.9	118.6	(77)%
Pretax margin	4.5%	14.0%

Operating revenues for the title segment decreased $254.8 million, or 30%, in the fourth quarter 2022 compared to the fourth quarter 2021, primarily due to volume declines in our direct title and agency operations, while total segment operating expenses decreased $154.6 million, or 21%, primarily as a result of lower revenues. Agency retention expenses in the fourth quarter 2022 decreased $107.8 million, or 30%, consistent with the 30% decline in gross agency revenues, while the average independent agency remittance rate in the fourth quarter 2022 was 17.6% compared to 18.0% in the fourth quarter 2021.

Total employee costs and other operating expenses in the fourth quarter 2022 decreased $36.2 million, or 11%, compared to the prior year quarter, and as a percentage of operating revenues, these expenses were 48.9% in the fourth quarter 2022 compared to 38.3% in the fourth quarter 2021, primarily due to lower revenues in the fourth quarter 2022. Title loss expense in the fourth quarter 2022 decreased $11.9 million, or 36%, compared to the prior year quarter, primarily due to lower title revenues. As a percentage of title revenues, title loss expense was 3.7% in the fourth quarter 2022 compared to 4.0% in the fourth quarter 2021.

The title segment’s net realized and unrealized gains in the fourth quarters 2022 and 2021 included net unrealized gains of $11.2 million and $8.1 million, respectively, related to fair value changes of equity securities investments and net realized losses of $0.6 million and $0.8 million, respectively, on sale of investment securities. Additionally, the segment recorded $2.0 million of net losses related to acquisition contingent liability adjustments during the fourth quarter 2021. Investment income in the fourth quarter 2022 increased compared to the prior year quarter, primarily as a result of higher interest income resulting from increased interest rates and higher short-term investments in the fourth quarter 2022.

Direct title revenue information is presented below (in $ millions, except % change):

	For the Three Months Ended December 31,
	2022	2021	% Change
Non-commercial
Domestic	171.3	251.0	(32)%
International	24.0	38.3	(37)%
	195.3	289.3	(32)%
Commercial:
Domestic	66.9	93.1	(28)%
International	7.7	9.4	(18)%
	74.6	102.5	(27)%
Total direct title revenues	269.9	391.8	(31)%

Total non-commercial revenues decreased $94.0 million, or 32%, primarily resulting from a 55% decline in residential purchase and refinancing transactions during the fourth quarter 2022 compared to the prior year quarter. Domestic commercial revenues in the fourth quarter 2022 decreased $26.2 million, or 28%, primarily due to lower transaction volume and size compared to the fourth quarter 2021. Average domestic commercial fee per file in the fourth quarter 2022 was $15,100, which was 23% lower compared to $19,700 in the fourth quarter 2021, while average residential fee per file in the fourth quarter 2022 increased 45% to $3,500, compared to $2,400 in the prior year quarter due to a higher purchase mix in the fourth quarter 2022. Total international revenues in the fourth quarter 2022 declined by $16.0 million, or 34%, primarily as a result of lower transaction volumes in our Canadian operations.

Real estate solutions segment. Summary results of the real estate solutions segment are as follows (in $ millions, except % change):

	For the Three Months Ended December 31,
	2022	2021	% Change

Operating revenues	54.7	83.7	(35)%
Net realized and unrealized gains	—	3.3	(100)%
Pretax income	0.4	5.3	(93)%
Pretax margin	0.7%	6.1%

Operating revenues for the real estate solutions segment decreased in the fourth quarter 2022 compared to last year’s fourth quarter primarily due to lower transaction volumes influenced by the current high interest rate environment. Combined employee costs and other operating expenses decreased 36% in the fourth quarter 2022, consistent with the reduced operating revenue. Net realized and unrealized gains during the fourth quarter 2021 were primarily driven by net gains related to acquisition contingent liability adjustments. Included in the segment's pretax income were total acquired intangible asset amortization expenses of $5.8 million and $5.6 million in the fourth quarters 2022 and 2021, respectively.

Corporate and other segment. The corporate and other segment recorded $2.5 million of net realized and unrealized gains in the fourth quarter 2022, primarily related to settlement of a company-owned life insurance policy, compared to $1.6 million of net realized losses in the fourth quarter 2021, primarily driven by losses on asset disposals. Segment results for the fourth quarter 2021 included a real estate brokerage company that was acquired in late 2021 and sold in early 2022. Net expenses attributable to corporate operations increased to $9.0 million in the fourth quarter 2022 compared to $7.9 million in the prior year quarter, primarily as a result of higher interest expense resulting from debt.

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

Title loss reserves
Provisions for title losses, as a percentage of title operating revenues, were 3.8%, 4.2% and 5.3% for the years ended December 31, 2022, 2021 and 2020, respectively. Actual loss payment experience, including the impact of large losses, is the primary reason for increases or decreases in our loss provision. A 100 basis point change in the loss provisioning percentage, a reasonable scenario based on our historical loss experience, would have increased or decreased our provision for title losses, and affected pretax operating results by approximately $27.1 million for the year ended December 31, 2022.

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

Provisions for known claims arise primarily from prior policy years as claims are not typically reported until years after policies are issued. Provisions - Incurred But Not Reported (IBNR) are estimates of claims expected to be incurred over the next 20 years; therefore, it is not unusual or unexpected to experience changes to those estimated provisions in both current and prior policy years as additional loss experience on policy years is obtained. This loss experience may result in changes to our estimate of total ultimate losses expected (i.e., the IBNR policy loss reserve). Current year provisions - IBNR are recorded on policies issued in the current year as a percentage of premiums earned (loss provisioning rate). As claims become known, provisions are reclassified from IBNR to known claims. Adjustments relating to large claims may impact provisions either for known claims or for IBNR.

	2022	2021	2020
	(in $ millions)
Provisions – Known Claims:
Current year	20.2	22.8	14.3
Prior policy years	84.2	55.7	68.8
	104.4	78.5	83.1
Provisions – IBNR
Current year	75.2	98.3	84.5
Prior policy years	7.3	5.1	16.4
	82.5	103.4	100.9
Transferred IBNR to Known Claims	(84.2)	(55.7)	(68.8)
Total provisions	102.7	126.2	115.2

In 2022, total known claims provisions increased by $25.9 million, or 33%, primarily due to an increase in reported new and existing large claims relating to prior policy years compared to 2021. Total 2022 provisions - IBNR decreased $20.9 million, or 20%, compared to the prior year, primarily due to lower title premiums and lower provisioning rates from an overall favorable claims experience in 2022. In 2021, total known claims provisions decreased by $4.6 million, or 6%, to $78.5 million primarily due to lower reported claims relating to prior year policies compared to 2020. Total 2021 provisions - IBNR increased by $2.5 million, or 3%, to $103.4 million compared to the prior year, primarily due to increased title premiums in 2021, partially offset by the effect of lower provisioning rates due to favorable claims experience. As a percentage of title operating revenues, current year provisions - IBNR were 2.8%, 3.3% and 3.9% in 2022, 2021 and 2020, respectively.

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

Large title losses due to independent agency defalcations typically occur when the independent agency misappropriates funds from escrow accounts under its control. Such losses are usually discovered when the independent agency fails to pay off an outstanding mortgage loan at closing (or immediately thereafter) from the proceeds of the new loan. These incurred losses are typically more severe in terms of dollar value compared with traditional title policy claims since the independent agency is often able, over time, to conceal misappropriation of escrow funds relating to more than one transaction through the constant volume of funds moving through its escrow accounts. In declining real estate markets, lower transaction volumes result in a lower incoming volume of funds, making it more difficult to cover up the misappropriation with incoming funds. Thus, when the defalcation is discovered, it often relates to several transactions. In addition, the overall decline in an independent agency’s revenues, profits and cash flows increases the agency’s incentive to improperly utilize the escrow funds from real estate transactions. For each of the three years ended December 31, 2022, our net title losses due to independent agency defalcations were not material.

Internal controls relating to independent agencies include, but are not limited to, periodic audits, site visits and reconciliations of policy inventories and premiums. The audits and site visits cover examination of the escrow account bank reconciliations and an examination of a sample of closed transactions. In some instances, the scope of our review is limited by attorney agencies that cite client confidentiality. Certain states have mandated annual reviews of agencies by their underwriter. We also determine whether our independent agencies have appropriate internal controls as defined by ALTA's best practices and us. However, even with adequate internal controls in place, their effectiveness can be circumvented by collusion or improper override of the controls by management at the independent agencies. To aid in the selection of independent agencies to review, we have developed an agency risk model that aggregates data from different areas to identify possible issues. This is not a guarantee that all independent agencies with deficiencies will be identified. In addition, we are typically not the only underwriter for which an independent agency issues policies, and independent agencies may not always provide complete financial records for our review.

Goodwill impairment
Goodwill is not amortized, but is reviewed for impairment annually and whenever occurrences of events indicate a potential impairment at the reporting unit level. Refer to Note 1-L and Note 8 to our audited consolidated financial statements for details about our goodwill impairment review process and goodwill balances, respectively.

The valuation techniques performed in our quantitative analysis make use of our estimates and assumptions related to critical factors, which include revenue and operating margin growth rates, future market conditions, determination of market multiples and comparative companies, assignment of a control premium, and determination of risk-adjusted discount rates. Forecasts of future operations are based, in part, on actual operating results and our expectations as to future market conditions, which are inherently uncertain and difficult to project. In performing our analysis, we make assumptions and apply judgments to estimate industry economic factors and the future profitability of our businesses. Due to the uncertainty and complexity of performing the goodwill impairment analysis, future results related to market conditions and our business operations and other inputs to the analysis may be worse than estimated or assumed. In such cases, we may be exposed to future material impairments of goodwill.

For our annual goodwill impairment test for all our reporting units, we utilized the quantitative approach during 2022, while we used the qualitative approach during 2021. Additionally, due to the deterioration of the macroeconomic environment during the second half of 2022 and its impact on the real estate market, we performed an updated quantitative analysis using a valuation date of December 31, 2022 and concluded there is no impairment of goodwill for any of our reporting units.

RESULTS OF OPERATIONS

We discuss in this section the consolidated results of operations for the years 2022 and 2021, as compared to each corresponding prior year. Factors contributing to fluctuations in our results of operations are presented in the order of their monetary significance, and significant changes are quantified, when necessary. Segment results are included in the discussions and are discussed separately, when relevant.

Industry data. Published U.S. mortgage interest rates and other selected residential housing data for the three years ended December 31, 2022 are shown below (amounts shown for 2022 are preliminary and subject to revision). The amounts below may not relate directly to or provide accurate data for forecasting our operating revenues or order counts. Our statements on home sales, mortgage interest rates and loan activity are based on averaged published industry data as of December 31, 2022 from sources including Fannie Mae, Freddie Mac, and the Mortgage Bankers Association (MBA), when available.

	2022	2021	2020
Mortgage interest rates (30-year, fixed-rate) – %
Averages for the year	5.33	2.96	3.11
First quarter	3.79	2.88	3.51
Second quarter	5.24	3.00	3.23
Third quarter	5.58	2.87	2.95
Fourth quarter	6.69	3.08	2.76
Mortgage originations – $ billions	2,296	4,504	4,241
Refinancings – % of originations	29	58	64
New home sales – in millions	0.65	0.77	0.83
New home median sales price – in $ thousands	453	396	335
Existing home sales – in millions	5.11	5.90	5.66
Existing home median sales price – in $ thousands	385	348	295

Interest rates significantly increased during 2022 compared to the prior year, primarily driven by government actions to curb the elevated inflation rate. The high interest rate environment negatively impacted transactions in the real estate market. Mortgage originations during 2022 fell 49% from the prior year, with total refinancing transactions decreasing by 74%. Refinancing share from total mortgage originations declined to 29% in 2022 compared to 58% in 2021. Existing and new home sales activity declined 13% and 16%, respectively, while elevated existing and new median home prices continued, increasing 11% and 15%, respectively, in 2022 compared to 2021.

Fannie Mae and the MBA expect the housing market softening to continue into 2023, with total mortgage originations in 2023 expected to decline 22% from 2022. Existing and new homes sales in 2023 are anticipated to be lower by 17% and 9%, respectively, from the prior year. While the average 30-year mortgage interest rate is expected to be 5.8% for the full year 2023, it is expected to begin decreasing starting in the third quarter 2023 and anticipated to average lower at 5.0% in 2024. As a result, a market recovery is forecasted for 2024, with total mortgage lending expected to improve 22% and both total existing and new homes sales anticipated to increase by 15% compared to 2023.

Factors affecting revenues. Our primary business is title insurance and settlement-related services. We close transactions and issue title policies on homes, commercial and other real properties located in all 50 states, the District of Columbia and international markets through policy-issuing offices, agencies and centralized title services centers. Our real estate solutions operations include appraisal management services, online notarization and closing services, credit and real estate information services, and search and valuation services. The corporate and other segment includes our parent holding company expenses and certain enterprise-wide overhead costs, along with other businesses not related to title or real estate solutions operations. Refer to Item 1. Business for details.

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
•independent agency remittance rates;
•opening and integration of new offices and acquisitions;

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

Title revenues. Direct title revenue information is presented below:

	Year Ended December 31			Change		Percent Change
	2022	2021	2020	2022 vs 2021	2021 vs 2020	2022 vs 2021	2021 vs 2020
	(in $ millions)			(in $ millions)
Non-commercial
Domestic	830.5	960.1	743.7	(129.6)	216.4	(13)%	29%
International	130.5	157.1	106.1	(26.6)	51.0	(17)%	48%
	961.0	1,117.2	849.8	(156.2)	267.4	(14)%	31%
Commercial:
Domestic	251.3	242.3	166.7	9.0	75.6	4%	45%
International	34.0	31.4	21.4	2.6	10.0	8%	47%
	285.3	273.7	188.1	11.6	85.6	4%	46%
Total direct title revenues	1,246.3	1,390.9	1,037.9	(144.6)	353.0	(10)%	34%

Direct title revenues declined 10% in 2022 compared to 2021 primarily due to lower non-commercial revenues driven by lower residential transactions, partially offset by increased commercial revenues. Non-commercial revenues declined as a result of 15% and 61% lower purchase and refinancing closed orders, respectively, which were primarily influenced by the high interest rate market environment in 2022 compared to 2021. Domestic commercial revenues improved 4% primarily due to a 6% increase in commercial transactions in 2022 compared to the prior year. Average domestic commercial fee per file in 2022 was approximately $13,600 compared to $14,000 in 2021, while average residential fee per file in 2022 was approximately $3,000 compared to $2,200 due to a higher purchase mix in 2022. Total international revenues decreased $24.1 million, or 13%, primarily due to lower transaction volumes in our Canadian operations and overall weaker average foreign currency exchange rates against the U.S. dollar in 2022 compared to the prior year.

Direct title revenues in 2021 grew 34% compared to the prior year, as a result of overall revenue improvements in both non-commercial and commercial operations. Non-commercial revenues increased in 2021, primarily driven by increased residential transactions and scale compared to 2020. Domestic commercial revenues increased 45% in 2021 compared to 2020, primarily due to improved commercial transaction size and volume. Total purchase and refinancing closed orders improved 12%, while commercial closed orders increased 15% in 2021 compared to the prior year. Domestic commercial and residential fees per file in 2021 were approximately $14,000 and $2,200, respectively, which respectively were 26% and 18% higher compared to 2020. Total international revenues grew $61.0 million, or 48%, in 2021 compared to 2020, primarily due to increased residential and commercial transaction volumes in our Canadian operations.

Closed and opened orders information is as follows:

	Year Ended December 31			Change		% Change
	2022	2021	2020	2022 vs 2021	2021 vs 2020	2022 vs 2021	2021 vs 2020
Opened Orders:
Commercial	20,202	18,113	15,748	2,089	2,365	12%	15%
Purchase	241,781	283,350	250,058	(41,569)	33,292	(15)%	13%
Refinance	98,663	256,621	304,064	(157,958)	(47,443)	(62)%	(16)%
Other	9,037	6,753	3,868	2,284	2,885	34%	75%
Total	369,683	564,837	573,738	(195,154)	(8,901)	(35)%	(2)%

Closed Orders:
Commercial	18,448	17,334	15,035	1,114	2,299	6%	15%
Purchase	184,652	217,895	178,935	(33,243)	38,960	(15)%	22%
Refinance	81,755	211,109	203,763	(129,354)	7,346	(61)%	4%
Other	8,071	4,736	2,594	3,335	2,142	70%	83%
Total	292,926	451,074	400,327	(158,148)	50,747	(35)%	13%

Gross revenues from independent agency operations (agency revenues) decreased $116.4 million, or 7%, in 2022 and increased $431.6 million, or 38%, in 2021, compared to corresponding prior years, which were consistent with the trends of our direct title operations and the overall real estate market during 2022 and 2021. As a result of changes in gross agency revenues, net agency revenues (which are net of agency retention) decreased $24.3 million, or 9%, in 2022 and increased $75.7 million, or 37%, in 2021, compared to respective prior periods. Refer further to the "Retention by agencies" discussion under Expenses below.

Title revenues by geographic location. The approximate amounts and percentages of consolidated title operating revenues for the last three years ended December 31, 2021 were as follows:

	Year Ended December 31			Percentages
	2022	2021	2020	2022	2021	2020
	(in $ millions)
Texas	448	469	359	17%	16%	16%
New York	284	263	187	10%	9%	9%
International	176	198	134	6%	7%	6%
Florida	135	150	102	5%	5%	5%
California	133	192	163	5%	6%	7%
All others	1,537	1,733	1,244	57%	57%	57%
	2,713	3,005	2,189	100%	100%	100%

Real estate solutions and other revenues. Real estate solutions and other revenues are comprised of revenues generated by our real estate solutions operations and, for the fourth quarter 2021 and first four months of 2022, by a real estate brokerage company which we sold in 2022. Excluding the real estate brokerage company, real estate solutions revenues improved $37.0 million, or 14%, and $177.1 million, or 214%, during 2022 and 2021, respectively, compared to corresponding prior periods, primarily due to revenues generated by acquisitions.

Investment income. Investment income improved $5.6 million, or 33%, due to higher interest income driven by increased interest rates and higher dividend income from investments in 2022 compared to 2021. Investment income in 2021 decreased $1.8 million, or 9%, primarily due to reduced interest income on investments resulting from the lower interest rates environment compared to 2020. Refer to Note 6 to our audited consolidated financial statements for additional details.

Net realized and unrealized gains. Refer to Note 6 to our audited consolidated financial statements for details.

Expenses. Our employee costs and certain other operating expenses are sensitive to inflation. An analysis of expenses is shown below:

	Year Ended December 31			Change*		% Change
	2022	2021	2020	2022 vs 2021	2021 vs 2020	2022 vs 2021	2021 vs 2020
	(in $ millions)			(in $ millions)
Amounts retained by independent agencies	1,208.3	1,300.4	944.5	(92.1)	355.9	(7)%	38%
As a % of agency revenues	82.4%	82.2%	82.1%
Employee costs	802.0	777.0	613.2	25.0	163.8	3%	27%
As a % of operating revenues	26.3%	23.8%	27.0%
Other operating expenses	648.0	626.8	375.2	21.2	251.6	3%	67%
As a % of operating revenues	21.3%	19.2%	16.5%
Title losses and related claims	102.7	126.2	115.2	(23.5)	11.0	(19)%	10%
As a % of title revenues	3.8%	4.2%	5.3%
*Amounts change may not add due to rounding.

Retention by agencies. Amounts retained by title agencies are based on agreements between agencies and our title underwriters. Amounts retained by independent agencies, as a percentage of revenues generated by them, averaged 82.4%, 82.2% and 82.1% during the three years ended December 31, 2022. The average retention percentage may vary from period to period due to the geographical mix of agency operations, the volume of title revenues and, in some states, laws or regulations. Due to the variety of such laws or regulations, as well as competitive factors, the average retention rate can differ significantly from state to state. In addition, a high proportion of our independent agencies are in states with retention rates greater than 80%. We continue to focus on increasing profit margins in every state, increasing premium revenue in states where remittance rates are above 20%, and maintaining the quality of our agency network, which we believe to be the industry’s best, in order to mitigate claims risk and drive consistent future performance. While market share is important in our agency operations channel, it is not as important as margins, risk mitigation and profitability.

Selected cost ratios (by selected segment). The following table shows employee costs and other operating expenses as a percentage of operating revenues for each of the title and real estate solutions segments for the years ended December 31:

	Employee Costs			Other Operating Expenses
	2022	2021	2020	2022	2021	2020
Title	27.1%	24.5%	26.8%	14.8%	13.0%	13.5%
Real estate solutions	17.0%	13.3%	16.4%	68.8%	78.5%	81.9%

Employee costs. Consolidated employee costs increased $25.0 million, or 3%, in 2022 compared to 2021, primarily due to higher salaries and employee benefits driven by 16% higher average employee count, as we integrate our acquisitions, partially offset by reduced incentive compensation, temporary labor and overtime costs resulting from lower operating results and volumes during 2022. Consolidated employee costs increased $163.8 million, or 27%, in 2021 compared to 2020, primarily due to increased salaries and employee benefits on a 20% higher average employee count driven by acquisitions, higher incentive compensation on improved overall operating results, and increased temporary labor and overtime costs on increased transaction volumes.

Our total employee counts at December 31, 2022, 2021 and 2020 were approximately 7,100, 7,400 and 5,800, respectively. Average cost per employee for 2022 decreased 10% compared to 2021, while average cost per employee in 2021 increased 5% compared to 2020.

Employee costs for the title segment increased $7.4 million, or 1%, and $143.7 million, or 24%, in 2022 and 2021, respectively, compared to corresponding prior years, primarily due to acquisitions, while higher incentive compensation on increased title revenues also contributed to the increase in employee costs in 2021. Employee costs in the real estate solutions segment increased $15.9 million, or 46%, and $20.0 million, or 77%, in 2022 and 2021, respectively, compared to corresponding prior years, primarily due to higher salaries and employee benefits resulting from acquisitions.

Other operating expenses. Other operating expenses include costs that are fixed in nature, costs that follow, to varying degrees, changes in transaction volumes and revenues (variable costs) and costs that fluctuate independently of revenues (independent costs). Costs that are primarily fixed in nature include rent and other occupancy expenses, equipment rental, insurance, repairs and maintenance, technology costs, telecommunications and title plant expenses. Variable costs include appraiser and service expenses related to real estate solutions operations, outside search and valuation fees, attorney fee splits, credit losses (on receivables), copy supplies, delivery fees, postage, premium taxes and title plant maintenance expenses. Independent costs include general supplies, litigation defense, business promotion and marketing and travel.

Consolidated other operating expenses increased $21.3 million, or 3%, and $251.6 million, or 67%, in 2022 and 2021, respectively, compared to corresponding prior years, while total other operating expenses, as a percentage of total operating revenues (other operating expenses ratio), were 21.3%, 19.2% and 16.5% during 2022, 2021 and 2020, respectively. The higher other operating expenses ratios in 2022 and 2021 were primarily influenced by the increased size of our real estate solutions operations which typically have higher other operating expenses.

During 2022, costs that are primarily fixed in nature increased $29.0 million, or 18%, compared to 2021, primarily due to additional rent and other occupancy and other expenses related to acquisitions, and increased insurance and technology expenses from existing businesses. Variable costs decreased $25.4 million, or 6%, primarily due to lower title and appraisal management transactions, partially offset by service costs related to increased revenues from our credit and real estate data services businesses. Independent costs increased $24.2 million, or 47%, primarily due to regulatory settlement and litigation expenses, increased office closure costs, and higher marketing and travel expenses.

During 2021, costs fixed in nature increased $29.0 million, or 21%, compared to 2020, primarily due to acquisitions, (which added technology costs, professional fees, and rent and other occupancy expenses), higher third-party outsourcing provider fees and increased consulting fees related to business acquisition and integration. Variable costs increased $206.5 million, or 101%, primarily due to increased appraiser and service expenses on higher real estate solutions revenues, increased outside title search, attorney fee splits and premium taxes on improved title revenues, and state sales tax assessments. Independent costs increased $16.1 million, or 46%, primarily due to office consolidation costs, higher marketing and travel expenses, and increased bank service fees.

Title losses. Provisions for title losses, as a percentage of title operating revenues, were 3.8%, 4.2% and 5.3% in 2022, 2021 and 2020, respectively. The title loss ratio in any given year can be significantly influenced by changes in new large claims incurred, escrow losses and adjustments to reserves for existing large claims. We continue to manage and resolve large claims prudently and in keeping with our commitments to our policyholders.

Title losses in 2022 decreased $23.5 million, or 19%, compared to the prior year, primarily due to lower title premiums and overall favorable claims experience in 2022. Title losses in 2021 increased $11.0 million, or 10%, compared to the prior year, primarily due to increased title premiums, partially offset by favorable claims experience. Title losses paid were $93.1 million, $71.5 million and $82.0 million in 2022, 2021 and 2020, respectively. Total claims payments in 2022 increased $21.6 million, or 30%, compared to 2021, primarily as a result of increased payments on large claims, while claims payments in 2021 decreased $10.5 million, or 12.8%, compared to the prior year, due to lower payments on large and non-large claims. Claims payments made on large title claims, net of insurance recoveries, during 2022, 2021 and 2020 were $18.3 million, $2.8 million and $8.7 million, respectively.

Our liability for estimated title losses as of December 31, 2022 and 2021 comprises both known claims and our IBNR. Known claims reserves are reserves related to actual losses reported to us. Our reserve for known claims comprises both claims related to title insurance policies as well as losses arising from escrow closing and funding operations due to fraud or error (which are recognized as expense when discovered). The amount of the reserve represents the aggregate, non-discounted future payments (net of recoveries) that we expect to incur on policy and escrow losses and in costs to settle claims.

Total title policy loss reserve balances at December 31 were as follows:

	2022	2021
	(in $ millions)
Known claims	87.3	75.9
IBNR	462.1	473.7
Total estimated title losses	549.4	549.6

The actual timing of estimated title loss payments may vary since claims, by their nature, are complex and paid over long periods of time. Based on historical payment patterns, 87% of the outstanding loss reserves are paid out within eight years. As a result, the estimate of the ultimate amount to be paid on any claim may be modified over that time period. Due to the inherent uncertainty in predicting future title policy losses, significant judgment is required by both our management and our third party actuaries in estimating reserves. As a consequence, our ultimate liability may be materially greater or less than current reserves and/or our third party actuary’s calculated estimates. As of December 31, 2022 and 2021, our reserve balance was above the actuarial midpoint of total estimated policy loss reserves. Refer to Note 10 (Estimated title losses) to our audited consolidated financial statements for details.

Depreciation and amortization. Depreciation and amortization expense increased $20.8 million, or 57%, and $17.2 million, or 89%, in 2022 and 2021, respectively, compared to corresponding prior years, primarily due to acquisitions' intangible asset amortization, which totaled $33.0 million and $19.0 million, respectively.

Income taxes. Our effective tax rates for 2022, 2021 and 2020 were 23.9%, 22.5% and 24.0%, respectively, based on income before taxes (after deducting noncontrolling interests) of $213.2 million, $417.2 million and $203.7 million, respectively. Refer to Note 7 to our audited consolidated financial statements for details on the effective tax rates and income tax accounts.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources reflect our ability to generate cash flow to meet our obligations to shareholders, customers (payments to satisfy claims on title policies), vendors, employees, lenders and others. As of December 31, 2022, our total cash and investments, including amounts reserved pursuant to statutory requirements, aggregated $982.8 million. Of our total cash and investments at December 31, 2022, $594.9 million ($310.4 million, net of statutory reserves) was held in the United States (U.S.) and the rest internationally, principally in Canada.

As a holding company, the parent company is funded principally by cash from its subsidiaries' earnings in the form of dividends, operating and other administrative expense reimbursements and pursuant to intercompany tax sharing agreements. Cash held at the parent company and its unregulated subsidiaries (which totaled $56.8 million at December 31, 2022) is available for funding the parent company's operating expenses, interest payments on debt and dividend payments to common stockholders. The parent company also receives distributions from Guaranty, its regulated title insurance underwriter, to meet cash requirements for acquisitions and other strategic investments.

A substantial majority of our consolidated cash and investments as of December 31, 2022 was held by Guaranty and its subsidiaries. The use and investment of these funds, dividends to the parent company, and cash transfers between Guaranty and its subsidiaries and the parent company are subject to certain legal and regulatory restrictions. In general, Guaranty uses its cash and investments in excess of its legally-mandated statutory premium reserve (established in accordance with requirements under Texas law) to fund its insurance operations, including claims payments. Guaranty may also, subject to certain limitations, provide funds to its subsidiaries (whose operations consist principally of field title offices and real estate solutions operations) for their operating and debt service needs.

We maintain investments in accordance with certain statutory requirements for the funding of statutory premium reserves. Statutory premium reserves are required to be fully funded and invested in high-quality securities and short-term investments. Statutory reserve funds are not available for current claims payments, which must be funded from current operating cash flow. Included in investments in debt and equity securities are statutory reserve funds of approximately $544.0 million at December 31, 2022. In addition, included within cash and cash equivalents are statutory reserve funds of approximately $8.6 million at December 31, 2022. Although these cash statutory reserve funds are not restricted or segregated in depository accounts, they are required to be held pursuant to state statutes. If the Company fails to maintain minimum investments or cash and cash equivalents sufficient to meet statutory requirements, the Company may be subject to fines or other penalties, including potential revocation of its business license. As of December 31, 2022, our known claims reserve totaled $87.3 million and our estimate of claims that may be reported in the future, under U.S. generally accepted accounting principles, totaled $462.1 million. In addition to this, we had cash and investments (excluding equity method investments) of $198.8 million which are available for underwriter operations, including claims payments.

The ability of Guaranty to pay dividends to its parent is governed by Texas insurance law. The Texas Department of Insurance (TDI) must be notified of any dividend declared, and any dividend in excess of the greater of the statutory net operating income or 20% of surplus (which was approximately $158.1 million as of December 31, 2022) would be, by regulation, considered extraordinary and subject to pre-approval by the TDI (see Note 3 to our audited consolidated financial statements for details). Also, the Texas Insurance Commissioner may raise an objection to a planned distribution during the notification period. Guaranty’s actual ability or intent to pay dividends to its parent may be constrained by business and regulatory considerations, such as the impact of dividends on surplus and liquidity, which could affect its ratings and competitive position, the amount of insurance it can write and its ability to pay future dividends. Guaranty paid dividends to its parent of $150.0 million and $293.9 million (including an extraordinary dividend of $135.0 million) during 2022 and 2021, respectively.

Contractual obligations. Our material contractual obligations at December 31, 2022 are composed primarily of our unsecured senior notes (and the related semi-annual interest payments), other notes payable, operating leases, and reserves for estimated title losses. Refer to Note 9 (Notes payable) and Note 14 (Leases) to our audited consolidated financial statements for details on the unsecured senior notes and other notes payable, and operating leases, respectively. Refer to the Note 10 (Estimated title losses) to our audited consolidated financial statements and the Title losses section under Results of Operations for details on title losses.

Cash flows. As the parent company conducts no operations apart from its wholly-owned subsidiaries, the discussion below focuses on consolidated cash flows. Refer to the consolidated statements of cash flows in the audited consolidated financial statements.

	2022	2021	2020
	(in $ millions)
Net cash provided by operating activities	191.9	390.3	275.8
Net cash used by investing activities	(300.7)	(645.3)	(231.4)
Net cash provided (used) by financing activities	(123.2)	310.4	54.3

Operating activities. Our principal sources of cash from operations are premiums on title policies and revenue from title service-related transactions, real estate solutions and other operations. Our independent agencies remit cash to us net of their contractual retention. Our principal cash expenditures for operations are employee costs, operating costs and title claims payments.

Net cash provided by operations in 2022 decreased by $198.4 million from 2021, primarily due to the lower net income and higher payments related to claims and interest on debt in 2022. Net cash provided by operations improved by $114.5 million in 2021 compared to 2020, primarily as a result of the higher net income and lower claims payments in 2021. Although our business is labor intensive, we are focused on a cost-effective, scalable business model which includes utilization of technology, centralized back and middle office functions and business process outsourcing. We are continuing our emphasis on cost management, specifically focusing on lowering unit costs of production and improving operating margins in all our businesses, while continuing to invest in capabilities that we expect will have a positive impact on our business over the long term. Our plans to improve margins include additional automation of manual processes, and further consolidation of our various systems and production operations. We continue to invest in the technology necessary to accomplish these goals.

Investing activities. Cash used and provided by investing activities is primarily driven by proceeds from matured and sold investments, purchases of investments, capital expenditures and acquisition of title offices and other businesses. During 2022, 2021 and 2020, total proceeds from securities investments sold and matured were $103.8 million, $143.8 million and $96.0 million, respectively; while cash used for purchases of securities investments was $207.5 million, $143.9 million and $118.3 million, respectively. During 2021, we also invested $16.1 million in equity method investments in title offices.

We used $142.9 million, $600.0 million and $200.0 million of cash during 2022, 2021 and 2020, respectively, for acquisitions of various title and real estate solutions businesses, consistent with our strategy of increasing scale, growth in key markets and broader technology and service offerings. We used $47.9 million, $39.8 million and $15.0 million of cash for purchases of property and equipment during 2022, 2021 and 2020, respectively, while we generated cash proceeds of $10.7 million in 2021 primarily from the sale of our Colorado buildings. We maintain investment in capital expenditures at a level that enables us to implement technologies for increasing our operational and back-office efficiencies and pursuing market growth.

Financing activities and capital resources. Total debt and stockholders’ equity were $447.0 million and $1.4 billion, respectively, as of December 31, 2022. As of December 31, 2022, our total debt-to-equity and debt-to-capitalization ratios, excluding short-term loan agreements in connection with our Section 1031 tax-deferred property exchange (Section 1031) business, were approximately 32% and 25%, respectively.

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

During 2022, 2021 and 2020, payments on notes payable of $74.3 million, $165.0 million and $23.8 million, respectively, and notes payable additions of $39.5 million, $201.4 million and $16.5 million, respectively, were related to our Section 1031 business, which had an outstanding balance of $2.3 million at December 31, 2022. As of December 31, 2022, the outstanding balance of our Senior Notes was $444.6 million, while we have an unused $197.5 million borrowing capacity on our existing line of credit facility.

During 2022, we paid dividends of $1.65 per common share, compared to $1.365 and $1.20 per common share paid during 2021 and 2020, respectively. In aggregate, we paid total dividends of $44.7 million, $36.6 million and $30.2 million in 2022, 2021 and 2020, respectively. During 2020, we generated net proceeds of approximately $109.0 million from an issuance of new shares of Common Stock, which we used primarily for the acquisition of several title offices.

Effect of changes in foreign currency rates. The effect of changes in foreign currency rates on the consolidated statements of cash flows was a net (decrease) increase in cash and cash equivalents of ($5.5 million) $(2.2 million) and $3.3 million in 2022, 2021 and 2020, respectively. Our primary foreign currencies are the Canadian dollar and British pound, and, relative to the U.S. dollar, the value of the Canadian dollar and British pound generally declined during 2022 and 2021, while both foreign currencies appreciated during 2020.

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

Other comprehensive (loss) income. Unrealized gains and losses on available-for-sale securities investments and changes in foreign currency exchange rates are reported net of deferred taxes in accumulated other comprehensive (loss) income, a component of stockholders’ equity, until realized. Refer to Note 1-H and Note 19 to our audited consolidated financial statements for details.

In 2022, net unrealized investment losses of $36.7 million, net of taxes, which increased our other comprehensive loss, were primarily related to overall decreases in the fair values of our bond securities, primarily driven by the effect of higher interest rates. The five-year U.S. treasury yield applicable on our investments increased approximately 270 basis points in 2022 compared to 2021. Also in 2022, we recorded foreign currency translation losses which increased our other comprehensive loss by $14.9 million, net of taxes, which was primarily driven by the depreciation in value of the Canadian dollar and British pound against the U.S. dollar.

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
•effects of seasonality and weather; and
•our ability to respond to the actions of our competitors.

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

The material market risk in our investments in financial instruments is related to our debt securities investments, which represent approximately 86% of our total securities investment portfolio at December 31, 2022, with the remainder invested in equity securities. We invest primarily in corporate, foreign, municipal and U.S. government debt securities. We do not invest in financial instruments of a derivative or hedging nature. We have established policies and procedures to minimize our exposure to changes in the fair values of our investments. These policies include retaining an investment advisory firm, an emphasis upon credit quality, management of portfolio duration, maintaining or increasing investment income through high coupon rates and actively managing our risk profile and security mix depending upon market conditions. We have classified all of our debt securities investments as available-for-sale.

Investments in debt securities at December 31, 2022 mature, according to their contractual terms, as follows (actual maturities may differ because of call or prepayment rights):

	Amortized costs	Fair values
	(in $ thousands)
In one year or less	79,070	78,241
After one year through two years	105,800	102,569
After two years through three years	68,276	65,604
After three years through four years	109,389	101,981
After four years through five years	75,688	70,544
After five years	208,505	192,995
	646,728	611,934

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

Based on our foreign debt securities portfolio and foreign currency exchange rates at December 31, 2022, a 100 basis-point increase (decrease) in foreign currency exchange rates would result in an increase (decrease) of approximately $2.9 million in the fair value of our foreign debt securities portfolio. We do not currently employ hedging strategies with respect to foreign currency risk as we do not consider this risk as material to the Company. In addition, our international businesses conduct substantially all of their operations in their respective local currencies. Changes in foreign currency exchange rates may affect the fair value of the debt securities portfolio and may result in unrealized gains or losses.

Based on our debt securities portfolio and interest rates at December 31, 2022, a 100 basis-point increase (decrease) in interest rates would result in a decrease (increase) of approximately $20.6 million, or 3.4%, in the fair value of our portfolio. Changes in interest rates may affect the fair value of the debt securities portfolio and may result in unrealized gains or losses.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management's annual report on internal control over financial reporting. Our principal executive officer and principal financial officer are responsible for establishing and maintaining disclosure controls and procedures. They evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2022 and have concluded that, as of such date, our disclosure controls and procedures are adequate and effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) and 15d-15(f)). Our internal control over financial reporting is a process, under the supervision of our principal executive officer and principal financial officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this assessment, management believes that, as of December 31, 2022, our internal control over financial reporting is effective based on those criteria.

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

Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As a result, no corrective actions were required or undertaken.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding our directors and management team will be included in our proxy statement for our 2023 Annual Meeting of Stockholders which will be filed within 120 days after December 31, 2022 (Proxy Statement), and is incorporated in this report by reference.

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

(b)Exhibits required to be filed by Item 601 of Regulation S-K are listed below.

Exhibit
3.1	—	Restated Certificate of Incorporation of the Registrant, dated April 28, 2016 (incorporated by reference in this report from Exhibit 3.1 of the Current Report on Form 8-K filed April 29, 2016)
3.2	—	Fifth Amended and Restated By-Laws of the Registrant, as of December 27, 2022 (incorporated by reference in this report from Exhibit 3.1 of the Current Report on Form 8-K filed December 30, 2022)
4.1*	—	Description of Securities Registered Pursuant to Section 12 of The Securities Exchange Act of 1934
4.2	—
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
Restricted Performance Unit Agreement, effective March 9, 2022, by and between the Registrant and Frederick Eppinger (incorporated by reference in this report from Exhibit 10.1 of the Quarterly Report on Form 10-Q filed May 6, 2022)

Exhibit
10.3†	—
Stock Unit Award Agreement, effective March 9, 2022, by and between the Registrant and Frederick Eppinger (incorporated by reference in this report from Exhibit 10.2 of the Quarterly Report on Form 10-Q filed May 6, 2022)

10.4†	—
Restricted Performance Unit Agreement, effective March 9, 2022, by and between the Registrant and David Hisey (incorporated by reference in this report from Exhibit 10.3 of the Quarterly Report on Form 10-Q filed May 6, 2022)

10.5†	—
Stock Unit Award Agreement, effective March 9, 2022, by and between the Registrant and David Hisey (incorporated by reference in this report from Exhibit 10.4 of the Quarterly Report on Form 10-Q filed May 6, 2022)

10.6†	—
Stock Unit Award Agreement (cliff), effective March 9, 2022, by and between the Registrant and David Hisey (incorporated by reference in this report from Exhibit 10.5 of the Quarterly Report on Form 10-Q filed May 6, 2022)

10.7†	—
Restricted Performance Unit Agreement, effective March 9, 2022, by and between the Registrant and John Killea (incorporated by reference in this report from Exhibit 10.6 of the Quarterly Report on Form 10-Q filed May 6, 2022)

10.8†	—
Stock Unit Award Agreement, effective March 9, 2022, by and between the Registrant and John Killea (incorporated by reference in this report from Exhibit 10.7 of the Quarterly Report on Form 10-Q filed May 6, 2022)

10.9†	—
Stock Unit Award Agreement (cliff), effective March 9, 2022, by and between the Registrant and John Killea (incorporated by reference in this report from Exhibit 10.8 of the Quarterly Report on Form 10-Q filed May 6, 2022)

10.10†	—
Restricted Performance Unit Agreement, effective March 9, 2022, by and between the Registrant and Steven Lessack (incorporated by reference in this report from Exhibit 10.9 of the Quarterly Report on Form 10-Q filed May 6, 2022)

10.11†	—
Stock Unit Award Agreement, effective March 9, 2022, by and between the Registrant and Steven Lessack (incorporated by reference in this report from Exhibit 10.10 of the Quarterly Report on Form 10-Q filed May 6, 2022)

10.12†	—
Restricted Performance Unit Agreement, effective March 9, 2022, by and between the Registrant and Tara Smith (incorporated by reference in this report from Exhibit 10.11 of the Quarterly Report on Form 10-Q filed May 6, 2022)

10.13†	—
Stock Unit Award Agreement, effective March 9, 2022, by and between the Registrant and Tara Smith (incorporated by reference in this report from Exhibit 10.12 of the Quarterly Report on Form 10-Q filed May 6, 2022)

10.14†	—
Amended and Restated Employment Agreement, effective October 13, 2022, by and between the Registrant and Frederick Eppinger (incorporated by reference in this report from Exhibit 10.1 of the Quarterly Report on Form 10-Q filed November 8, 2022

10.15†	—
Transition Services Agreement, dated December 28, 2022, by and between the Registrant and John Killea (incorporated by reference in this report from Exhibit 10.1 of the Current Report on Form 8-K filed December 30, 2022)

14.1	—
Code of Ethics for Chief Executive Officers, Principal Financial Officer and Principal Accounting Officer (incorporated by reference in this report from Exhibit 14.1 of the Annual Report on Form 10-K for the year ended December 31, 2004)

21.1*	—	Subsidiaries of the Registrant at December 31, 2022
23.1*	—	Consent of KPMG LLP
31.1*	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	—	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	—	XBRL Taxonomy Extension Schema Document
101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit
101.LAB*	—	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document
104*	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
†	Management contract or compensatory plan

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
David C. Hisey, Chief Financial Officer and Treasurer

By:	/s/ Brian K. Glaze
Brian K. Glaze, Controller and Principal Accounting Officer

Date: February 28, 2023

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

Date: February 28, 2023

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Stewart Information Services Corporation:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Stewart Information Services Corporation and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income and comprehensive income, cash flows, and equity for each of the years in the three-year period ended December 31, 2022, and the related notes and financial statement schedules I and II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Evaluation of the liability for estimated title losses
As discussed in notes 1E and 10 to the consolidated financial statements, the liability for estimated title losses represents the aggregate future payments (net of recoveries) that the Company expects to make on title insurance policy losses and certain costs to settle claims that have been incurred as of the balance sheet date. The Company calculates the liability for estimated title losses by adjusting the prior period’s ending reserve balance for the current year provision for estimated title losses and actual claim payments. The Company calculates the current year provision for estimated title losses by determining current period loss provision rates and applying them to the Company’s current premiums, except for large claims and escrow losses, which are considered separately. Management analyzes the difference between the internally-calculated liability for estimated title losses and a third-party actuarially-derived liability. Factors considered as part of this analysis include actual claim payments and incurred loss experience, including the frequency and severity of claims, compared to actuarial estimates of claim payments and incurred losses, as well as the impact of the economic and real estate market environment on particular policy years. As of December 31, 2022, the balance of the liability for estimated title losses was $549 million.
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
Valuation of goodwill for certain reporting units
As discussed in notes 1L and 8 to the consolidated financial statements, the goodwill balance as of December 31, 2022, was $1,073 million. The Company reviews goodwill for impairment annually and whenever occurrences of events indicate a potential impairment at the reporting unit level. Reporting unit fair values are determined using a combination of an income approach (discounted cash flow model) and a market approach (guideline public company method and, where available, precedent transaction analyses).
We identified the assessment of goodwill impairment for certain reporting units as a critical audit matter because a high degree of subjective auditor judgment was required to evaluate certain assumptions used in the fair value determinations of certain reporting units. Specifically, evaluation of the forecasted revenue growth rates and the discount rate assumptions used to estimate fair values of certain reporting units were challenging to test as they involved subjective projections of future market and economic conditions that were sensitive to variation. Minor changes to those assumptions could have had a significant effect on the Company’s assessment of the carrying value of the goodwill. Additionally, the audit effort associated with these assumptions required specialized skills and knowledge.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s goodwill impairment evaluation, including controls over the Company’s determination of the forecasted revenue growth rates and the discount rates. We performed sensitivity analyses over the Company’s forecasted revenue growth rates for certain reporting units by comparing the Company’s growth assumptions to the forecasted growth rates from external industry and market data. We evaluated the Company’s forecasted revenue growth rates by comparing them to projected revenue growth rates for guideline companies. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in:
•evaluating the discount rates used by management in the valuation by comparing them against discount rate ranges that were independently developed using publicly available market data for comparable entities;
•developing, for one of the reporting units, an estimate of fair value using the Company’s cash flow forecasts and an independently developed discount rate, and comparing the results of our estimate to the Company’s fair value estimate; and
•developing, for the other reporting unit, an estimate of fair value using the cash flow forecasts resulting from our sensitivity analysis and an independently developed discount rate, and comparing the results of our estimate to the Company’s fair value estimate.

/s/ KPMG LLP

We have served as the Company’s auditor since 1980.

Houston, Texas
February 28, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Stewart Information Services Corporation:

Opinion on Internal Control Over Financial Reporting
We have audited Stewart Information Services Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of income and comprehensive income, cash flows, and equity for each of the years in the three-year period ended December 31, 2022, and the related notes and financial statement schedules I and II (collectively, the consolidated financial statements), and our report dated February 28, 2023 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Houston, Texas
February 28, 2023

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2022	2021	2020
	(in $ thousands, except per share amounts)
Revenues
Title revenues:
Direct operations	1,246,258	1,390,921	1,037,852
Agency operations	1,466,243	1,582,640	1,151,030
Real estate solutions and other	335,850	291,055	82,621
Operating revenues	3,048,351	3,264,616	2,271,503
Investment income	22,421	16,855	18,607
Net realized and unrealized (losses) gains	(1,476)	24,321	(1,678)
	3,069,296	3,305,792	2,288,432
Expenses
Amounts retained by agencies	1,208,307	1,300,431	944,480
Employee costs	802,001	776,968	613,195
Other operating expenses	648,022	626,762	375,188
Title losses and related claims	102,733	126,243	115,224
Depreciation and amortization	57,178	36,386	19,216
Interest	18,403	5,031	2,624
	2,836,644	2,871,821	2,069,927
Income before taxes and noncontrolling interests	232,652	433,971	218,505
Income tax expense	(50,864)	(93,989)	(48,833)
Net income	181,788	339,982	169,672
Less net income attributable to noncontrolling interests	19,483	16,766	14,767
Net income attributable to Stewart	162,305	323,216	154,905

Net income	181,788	339,982	169,672
Other comprehensive (loss) income, net of taxes:
Foreign currency translation adjustments	(14,939)	(679)	4,789
Change in net unrealized gains and losses on investments	(35,416)	(13,650)	15,443
Reclassification adjustment for realized gains and losses on investments	(1,241)	(2,440)	(511)
Other comprehensive (loss) income, net of taxes	(51,596)	(16,769)	19,721
Comprehensive income	130,192	323,213	189,393
Less comprehensive income attributable to noncontrolling interests	19,483	16,766	14,767
Comprehensive income attributable to Stewart	110,709	306,447	174,626

Basic average shares outstanding (000)	27,055	26,822	24,793
Basic earnings per share attributable to Stewart	6.00	12.05	6.25
Diluted average shares outstanding (000)	27,347	27,168	24,913
Diluted earnings per share attributable to Stewart	5.94	11.90	6.22
See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2022	2021
	(in $ thousands)
Assets
Cash and cash equivalents	248,367	485,919
Short-term investments	24,318	17,650
Investments in debt and equity securities, at fair value:
Debt securities (amortized cost of $646,728 and $578,165, respectively)	611,934	589,772
Equity securities	98,149	89,442
	710,083	679,214
Receivables:
Premiums from agencies	39,921	45,428
Trade and other	67,348	75,079
Income taxes	10,281	5,420
Notes	7,482	1,124
Allowance for credit losses	(7,309)	(7,711)
	117,723	119,340
Property and equipment, at cost:
Land	2,545	2,545
Buildings	18,761	19,303
Furniture and equipment	213,707	216,261
Accumulated depreciation	(153,474)	(165,653)
	81,539	72,456
Operating lease assets	127,830	134,578
Title plants, at cost	73,358	76,859
Investments in investees, on an equity method basis	4,575	4,754
Goodwill	1,072,982	924,837
Intangible assets, net of amortization	199,084	229,804
Deferred tax assets, net	2,590	3,846
Other assets	75,430	64,105
	2,737,879	2,813,362
Liabilities
Notes payable	447,006	483,491
Accounts payable and accrued liabilities	196,541	287,326
Operating lease liabilities	148,003	149,417
Estimated title losses	549,448	549,614
Deferred tax liabilities, net	26,616	48,779
	1,367,614	1,518,627
Contingent liabilities and commitments
Stockholders’ equity
Common Stock – $1 par, authorized 51,500,000; issued 27,482,573 and 27,245,591; outstanding 27,130,412 and 26,893,430, respectively	27,483	27,246
Additional paid-in capital	296,861	282,376
Retained earnings	1,091,816	974,800
Accumulated other comprehensive (loss) income:
Foreign currency translation adjustments	(23,856)	(8,917)
Net unrealized (losses) gains on debt securities investments	(27,487)	9,170
Treasury stock – 352,161 common shares, at cost, for both 2022 and 2021 (including 145,820 shares held by a subsidiary)	(2,666)	(2,666)
Total stockholders’ equity attributable to Stewart	1,362,151	1,282,009
Noncontrolling interests	8,114	12,726
Total stockholders’ equity	1,370,265	1,294,735
	2,737,879	2,813,362

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2022	2021	2020
	(in $ thousands)
Reconciliation of net income to cash provided by operating activities:
Net income	181,788	339,982	169,672
Adjustments for:
Depreciation and amortization	57,178	36,386	19,216
Provision for credit losses on receivables	824	3,023	649
Net realized and unrealized losses (gains)	1,476	(24,321)	1,678
Amortization of net premium on debt securities investments	2,162	3,624	4,261
Payments for title losses less than provisions	9,635	54,744	33,229
Adjustments for insurance recoveries of title losses	220	(220)	228
Decrease (increase) in receivables – net	10,154	(18,822)	(6,598)
Decrease (increase) in other assets – net	2,503	(5,931)	(5,380)
(Decrease) increase in payables and accrued liabilities – net	(87,502)	(22,316)	62,738
Change in net deferred income taxes	293	12,721	(9,747)
Net income from equity investees	(3,257)	(9,488)	(3,504)
Dividends received from equity investees	3,659	9,180	3,704
Stock-based compensation expense	12,282	11,966	5,751
Other – net	445	(237)	(91)
Cash provided by operating activities	191,860	390,291	275,806
Investing activities:
Proceeds from sales of investments in securities	66,695	69,293	37,240
Proceeds from matured investments in debt securities	37,089	74,528	58,729
Purchases of investments in securities	(207,512)	(143,925)	(118,301)
Net (purchases) sales of short-term investments	(7,220)	2,358	3,894
Purchases of property and equipment	(47,948)	(39,799)	(14,992)
Proceeds from the sale of property and equipment, and other assets	644	10,682	230
Net cash paid for acquisition of businesses	(142,859)	(599,984)	(199,537)
Other – net	446	(18,429)	1,367
Cash used by investing activities	(300,665)	(645,276)	(231,370)
Financing activities:
Proceeds from notes payable	39,499	1,197,351	16,456
Payments on notes payable	(76,486)	(809,816)	(25,581)
Purchase of remaining interest of consolidated subsidiaries	(3,838)	(5,616)	—
Cash dividends paid	(44,672)	(36,637)	(30,226)
Distributions to noncontrolling interests	(20,640)	(16,407)	(13,944)
Payment of acquisition contingent consideration	(19,764)	(11,560)	—
Issuance of Common Stock	—	—	108,961
Repurchases of Common Stock	(3,262)	(2,252)	(1,054)
Proceeds from stock option and employee stock purchase plan exercises	5,828	2,715	—
Other - net	115	(7,404)	(311)
Cash (used) provided by financing activities	(123,220)	310,374	54,301
Effects of changes in foreign currency exchange rates	(5,527)	(2,153)	3,337
(Decrease) increase in cash and cash equivalents	(237,552)	53,236	102,074
Cash and cash equivalents at beginning of year	485,919	432,683	330,609
Cash and cash equivalents at end of year	248,367	485,919	432,683

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2022	2021	2020
	(in $ thousands)
Supplemental information:
Net changes in financial statement amounts due to acquisition of businesses:
Goodwill acquired	149,436	493,383	182,587
Intangible assets acquired	12,621	211,591	37,835
Receivables and other assets acquired	8,038	5,316	13,677
Fixed assets and title plants acquired	669	14,277	—
Liabilities recognized	(27,760)	(102,047)	(34,562)
Deferred tax liabilities, net recognized	—	(16,587)	—
Noncontrolling interests recognized	(145)	(5,949)	—
Net cash paid for acquisition of businesses	142,859	599,984	199,537
Income taxes paid, net	60,088	106,101	44,756
Interest paid	17,398	2,828	2,604
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock	Additional paid-in capital	Accumulated other comprehensive (loss) income	Retained Earnings	Treasury stock	Noncontrolling interests	Total
	(in $ thousands)
Balances at January 1, 2020	24,062	164,217	(2,699)	564,392	(2,666)	6,453	753,759
Net income attributable to Stewart	—	—	—	154,905	—	—	154,905
Dividends on Common Stock ($1.20 per share)	—	—	—	(30,478)	—	—	(30,478)
Issuance of Common Stock	3,026	105,935	—	—	—	—	108,961
Stock-based compensation	18	5,733	—	—	—	—	5,751
Stock repurchases	(26)	(1,028)	—	—	—	—	(1,054)
Change in net unrealized gains and losses on investments, net of taxes	—	—	15,443	—	—	—	15,443
Reclassification adjustment for realized gains and losses on investments, net of taxes	—	—	(511)	—	—	—	(511)
Foreign currency translation adjustments (net of tax)	—	—	4,789	—	—	—	4,789
Net income attributable to noncontrolling interests	—	—	—	—	—	14,767	14,767
Distributions to noncontrolling interests	—	—	—	—	—	(13,944)	(13,944)
Net effect of changes in ownership and other	—	—	—	—	—	18	18
Balances at December 31, 2020	27,080	274,857	17,022	688,819	(2,666)	7,294	1,012,406
Net income attributable to Stewart	—	—	—	323,216	—	—	323,216
Dividends on Common Stock ($1.37 per share)	—	—	—	(37,235)	—	—	(37,235)
Stock-based compensation	144	11,822	—	—	—	—	11,966
Stock option and employee stock purchase plan exercises	64	2,651	—	—	—	—	2,715
Stock repurchases	(42)	(2,210)	—	—	—	—	(2,252)
Purchase of remaining interest of consolidated subsidiary	—	(4,744)	—	—	—	(872)	(5,616)
Change in net unrealized gains and losses on investments, net of taxes	—	—	(13,650)	—	—	—	(13,650)
Reclassification adjustment for realized gains and losses on investments, net of taxes	—	—	(2,440)	—	—	—	(2,440)
Foreign currency translation adjustments (net of tax)	—	—	(679)	—	—	—	(679)
Net income attributable to noncontrolling interests	—	—	—	—	—	16,766	16,766
Distributions to noncontrolling interests	—	—	—	—	—	(16,407)	(16,407)
Net effect of changes in ownership and other	—	—	—	—	—	5,945	5,945
Balances at December 31, 2021	27,246	282,376	253	974,800	(2,666)	12,726	1,294,735
Net income attributable to Stewart	—	—	—	162,305	—	—	162,305
Dividends on Common Stock ($1.65 per share)	—	—	—	(45,289)	—	—	(45,289)
Stock-based compensation	164	12,118	—	—	—	—	12,282
Stock option and employee stock purchase plan exercises	124	5,704	—	—	—	—	5,828
Stock repurchases	(51)	(3,211)	—	—	—	—	(3,262)
Purchase of remaining interest of consolidated subsidiary	—	(126)	—	—	—	(3,712)	(3,838)
Change in net unrealized gains and losses on investments, net of taxes	—	—	(35,416)	—	—	—	(35,416)
Reclassification adjustment for realized gains and losses on investments, net of taxes	—	—	(1,241)	—	—	—	(1,241)
Foreign currency translation adjustments (net of tax)	—	—	(14,939)	—	—	—	(14,939)
Net income attributable to noncontrolling interests	—	—	—	—	—	19,483	19,483
Distributions to noncontrolling interests	—	—	—	—	—	(20,640)	(20,640)
Net effect of changes in ownership and other	—	—	—	—	—	257	257
Balances at December 31, 2022	27,483	296,861	(51,343)	1,091,816	(2,666)	8,114	1,370,265
See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Years Ended December 31, 2022

NOTE 1

General. Stewart Information Services Corporation, through its subsidiaries (collectively, the Company), is primarily engaged in the business of providing title insurance and real estate transaction related services. The Company is a global real estate services company, offering products and services through its directly owned policy-issuing offices, network of independent agencies and other businesses within the Company. The Company provides its title products and services to homebuyers and sellers; residential and commercial real estate professionals; mortgage lenders and servicers; title agencies and real estate attorneys; and home builders. The Company also provides appraisal management services, online notarization and closing services, credit and real estate information services, and search and valuation services (referred to as real estate solutions services). The Company operates in the United States (U.S.) and internationally, primarily in Canada, the United Kingdom and Australia. Approximately 51% of consolidated title revenues for the year ended December 31, 2022 were generated in Texas, New York, Florida, California, Ohio, Pennsylvania and international markets (principally Canada).

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

Real estate solutions and abstract fees revenues - These revenues consist primarily of revenues from appraisal management services, online notarization and closing services, credit and real estate information services, and abstract services. Appraisal management and abstract services are primarily related to establishing the ownership, legal status and valuation of the property in a real estate transaction. In these cases, the Company does not issue a title insurance policy or perform duties of an escrow agent. Online notarization and closing services provide customers with streamlined, secure and paperless experience for notarization, signing and closing transactions. Respectively, credit and real estate information services provide customers with credit data-driven solutions that facilitate an efficient loan origination process, and comprehensive and real-time property data that benefits various real estate market stakeholders. Revenues from these services are recognized upon delivery of the service to the customer.

Other revenues - These revenues consist primarily of fees related to tax-deferred property exchange services, income from equity investees, and other title settlement-related services. For those products and services that are delivered at a point in time, the related revenue is recognized upon delivery based on the unit price of the product or service. For those products and services where delivery occurs over time, the related revenue is recognized ratably over the duration of the subscription.

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

At each quarter end, the Company’s recorded reserve for title losses is based on the prior period’s reserve balance for claim losses, increased by the current period provision and reduced by actual paid claims. The resulting reserve balance is compared by management to its actuarially-based calculation of the ending reserve balance necessary to provide for future reported title losses. The actuarially-based calculation is a paid loss development calculation where loss development factors are selected based on Company data and input from the Company’s third-party actuaries. Semi-annually, the Company also obtains input from third-party actuaries in the form of a reserve analysis utilizing generally accepted actuarial methods. While the Company is responsible for determining its loss reserves, it utilizes this actuarial input to assess the overall reasonableness of its reserve estimation.

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

L. Goodwill. Goodwill is not amortized, but is reviewed annually during the third quarter using June 30 balances, and whenever occurrences of events indicate a potential impairment at the reporting unit level. The Company evaluates goodwill based on four reporting units with goodwill balances - direct operations, agency operations, international operations and real estate solutions.

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

The quantitative analysis involves the comparison of the fair value of each reporting unit to its carrying amount. Goodwill impairment, if any, is calculated as the excess of the reporting unit's carrying amount over the estimated fair value and is charged to current operations. While the Company is responsible for assessing whether an impairment of goodwill exists, inputs from third-party appraisers are utilized in performing the quantitative analysis. The Company estimates the fair value using a combination of the income approach (discounted cash flow (DCF) technique) and the market approach (guideline public company method and, where available, precedent transaction analyses). The DCF model utilizes historical and projected operating results and cash flows, initially driven by estimates of changes in future revenue levels, and risk-adjusted discount rates. Projected operating results are primarily driven by internal operating budgets and anticipated mortgage originations, which are obtained from projections by industry experts, for the title reporting units and expected contractual revenues for the real estate solutions reporting unit. Fluctuations in revenues, followed by the ability to appropriately adjust employee count and other operating expenses, or large and unanticipated adjustments to title loss reserves, are the primary reasons for increases or decreases in the projected operating results. Market-based valuation methodologies utilize (i) market multiples of earnings and/or other operating metrics of comparable companies and (ii) the Company's market capitalization and a control premium based on market data.

Due to the uncertainty and complexity of performing the goodwill impairment analysis, future actual results related to market conditions, the Company's business operations and other inputs to the analysis may be worse than estimated or assumed. In such cases, the Company may be exposed to future material impairments of goodwill.

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

For its annual goodwill impairment test, the Company utilized the quantitative approach in 2022 and the qualitative assessment in 2021, and determined that goodwill related to each of its reporting units was not impaired. Additionally, due to the deterioration of the macroeconomic environment during the second half of 2022 and its impact on the real estate market, the Company performed an updated quantitative analysis using a valuation date of December 31, 2022 and concluded there is no impairment of goodwill for any of its reporting units.

M. Other intangibles. Other intangible assets are comprised principally of customer relationships, acquired technology, acquired trademarks, non-compete agreements and underwriting agreements. Intangible assets are amortized over their estimated lives: 10 to 20 years for customer relationships, 5 to 7 years for acquired technology, 3 years to indefinite for acquired trademarks, 3 years for non-compete agreements and 5 to 25 years for underwriting agreements. These intangible assets are reviewed for impairment when certain events or changes in circumstances occur that indicate that the carrying amount of an asset may not be recoverable - refer to Note 1-K.

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

R. Recently enacted Inflation Reduction Act. On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (the Act) that includes, among other provisions, changes to the U.S. corporate income tax system, including a 15% minimum tax based on book income of certain large corporations for tax years beginning after December 31, 2022 and a 1% excise tax on net repurchases of stock starting in 2023. Management is still evaluating the Act and its requirements, however it does not believe that the Act will have a material impact on the Company's consolidated financial statements.

NOTE 2

Restrictions on cash and investments. The Company maintains investments in accordance with certain statutory requirements in the states of domicile of our underwriters for the funding of statutory premium reserves. Statutory reserve funds are required to be fully funded and invested in high-quality securities and short-term investments. Statutory reserve funds are not available for current claim payments, which must be funded from current operating cash flow. Included in investments in debt and equity securities are statutory reserve funds of approximately $544.0 million and $523.5 million at December 31, 2022 and 2021, respectively. In addition, included within cash and cash equivalents are statutory reserve funds of approximately $8.6 million and $41.4 million at December 31, 2022 and 2021, respectively. Although these cash statutory reserve funds are not restricted or segregated in depository accounts, they are required to be held pursuant to state statutes. If the Company fails to maintain minimum investments or cash and cash equivalents sufficient to meet statutory requirements, the Company may be subject to fines or other penalties, including potential revocation of its business license. These funds are not available for any other purpose. In the event that insurance regulators adjust the determination of the statutory premium reserves of the Company’s title insurers, these restricted funds as well as statutory surplus would correspondingly increase or decrease.

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

NOTE 3

Statutory surplus and dividend restrictions. A substantial portion of the consolidated retained earnings at each year end was related to Guaranty, which owns a majority of all the subsidiaries included in the consolidation. Guaranty cannot pay a dividend to its parent in excess of certain limits without the approval of the Texas Insurance Commissioner (TIC). Guaranty paid dividends of $150.0 million and $293.9 million (including an extraordinary dividend of $135.0 million) in 2022 and 2021, respectively. The maximum dividend that can be paid, on a rolling twelve-month period and subject to the timing of dividends paid in 2022, without the TIC's approval in 2023 is approximately $158.1 million, based on the greater of 2022 net operating income or 20% of statutory surplus as December 31, 2022.

Dividends from Guaranty are also voluntarily restricted primarily to maintain statutory surplus and liquidity at competitive levels and to demonstrate significant claims payment ability. The ability of a title insurer to pay claims can significantly affect the decision of lenders and other customers when buying a policy from a particular insurer. Surplus as regards policyholders (total statutory capital and surplus) for Guaranty was $790.4 million and $826.9 million at December 31, 2022 and 2021, respectively. Statutory net income for Guaranty was $144.9 million, $188.8 million and $133.2 million in 2022, 2021 and 2020, respectively.

The amount of statutory capital and surplus necessary to satisfy regulatory requirements for Guaranty was $2.0 million (and in the aggregate less than $2.0 million for all of the Company’s underwriter subsidiaries) at December 31, 2022, and each of its underwriter entities was in compliance with such requirements as of December 31, 2022.

NOTE 4
Investments in debt and equity securities. The total fair values of the Company's investments in debt and equity securities as of December 31 are detailed below:

	2022	2021
	(in $ thousands)
Investments in:
Debt securities	611,934	589,772
Equity securities	98,149	89,442
	710,083	679,214

As of December 31, 2022 and 2021, included in the above fair values of investments in equity securities were net unrealized investment gains of $19.2 million and $21.1 million, respectively.

The amortized costs and fair values of investments in debt securities as of December 31, are as follows:

	2022		2021
	Amortized costs	Fair values	Amortized costs	Fair values
	(in $ thousands)
Municipal	30,104	29,835	34,739	36,323
Corporate	272,362	254,316	249,757	258,102
Foreign	315,184	299,137	287,240	288,883
U.S. Treasury Bonds	29,078	28,646	6,429	6,464
	646,728	611,934	578,165	589,772

The Company believes its investment portfolio is diversified and expects no material loss to result from the failure to perform by issuers of the debt securities it holds. Investments made by the Company are not collateralized. Foreign debt securities primarily include Canadian government and corporate bonds, with aggregate fair values of $261.8 million and $257.9 million as of December 31, 2022 and 2021, respectively, and United Kingdom treasury and corporate bonds with aggregate fair values of $28.0 million and $24.2 million as of December 31, 2022 and 2021, respectively.

Gross unrealized gains and losses on investments in debt securities at December 31, were:

	2022		2021
	Gains	Losses	Gains	Losses
	(in $ thousands)
Municipal	3	272	1,585	1
Corporate	489	18,535	9,389	1,044
Foreign	165	16,212	3,285	1,642
U.S. Treasury Bonds	21	453	60	25
	678	35,472	14,319	2,712

Debt securities at December 31, 2022 mature, according to their contractual terms, as follows (actual maturities may differ due to call or prepayment rights):

	Amortized costs	Fair values
	(in $ thousands)
In one year or less	79,070	78,241
After one year through five years	359,153	340,698
After five years through ten years	183,456	171,360
After ten years	25,049	21,635
	646,728	611,934

Gross unrealized losses on investments in debt securities and the fair values of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2022, were:

	Less than 12 months		More than 12 months		Total
	Losses	Fair values	Losses	Fair values	Losses	Fair values
	(in $ thousands)
Municipal	262	27,491	10	67	272	27,558
Corporate	12,935	193,239	5,600	44,342	18,535	237,581
Foreign	7,608	186,221	8,604	101,294	16,212	287,515
U.S. Treasury Bonds	413	25,102	40	445	453	25,547
	21,218	432,053	14,254	146,148	35,472	578,201
The number of specific debt securities investment holdings in an unrealized loss position as of December 31, 2022 was 360. Of these securities, 86 were in unrealized loss positions for more than 12 months. Gross unrealized investment losses at December 31, 2022 increased compared to December 31, 2021, primarily due to the market volatility influenced by higher interest rates during 2022. Since the Company does not intend to sell and will more likely than not maintain each investment security until its maturity or anticipated recovery, and no significant credit risk is deemed to exist, these investments are not considered as credit-impaired. The Company believes its investment portfolio is diversified and expects no material loss to result from the failure to perform by issuers of the debt securities it holds. Investments made by the Company are not collateralized.
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

At December 31, 2022, financial instruments measured at fair value on a recurring basis are summarized below:

	Level 1	Level 2	Level 3	Fair value measurements
	(in $ thousands)
Investments in securities:
Debt securities:
Municipal	—	29,835	—	29,835
Corporate	—	254,316	—	254,316
Foreign	—	299,137	—	299,137
U.S. Treasury Bonds	—	28,646	—	28,646
Equity securities:	98,149	—	—	98,149
	98,149	611,934	—	710,083
At December 31, 2021, financial instruments measured at fair value on a recurring basis are summarized below:

	Level 1	Level 2	Level 3	Fair value measurements
	(in $ thousands)
Investments in securities:
Debt securities:
Municipal	—	36,323	—	36,323
Corporate	—	258,102	—	258,102
Foreign	—	288,883	—	288,883
U.S. Treasury Bonds	—	6,464	—	6,464
Equity securities:	89,442	—	—	89,442
	89,442	589,772	—	679,214

At December 31, 2022, Level 1 financial instruments consist of equity securities. Level 2 financial instruments consist of municipal, governmental, and corporate bonds, both U.S. and foreign. In accordance with the Company’s policies and guidelines which incorporate relevant statutory requirements, the Company’s third-party registered investment manager invests only in securities rated as investment grade or higher by the major rating services, where observable valuation inputs are significant. The fair value of the Company's investments in debt and equity securities is primarily determined using a third-party pricing service provider. The third-party pricing service provider calculates the fair values using both market approach and model valuation methods, as well as pricing information obtained from brokers, dealers and custodians. Management ensures the reasonableness of the third-party service valuations by comparing them with pricing information from the Company's investment manager.

NOTE 6

Investment income and net realized and unrealized gains. Investment income and net realized and unrealized gains for the years ended December 31 are detailed below:

	2022	2021	2020
	(in $ thousands)
Investment income:
Debt securities	14,483	13,313	15,026
Equity securities, short-term investments, cash equivalents and other	7,938	3,542	3,581
	22,421	16,855	18,607
Net realized and unrealized gains (losses):
Realized gains	6,212	13,015	2,231
Realized losses	(5,142)	(6,414)	(1,598)
Net unrealized investment gains (losses) recognized on equity securities still held	(2,546)	17,720	(2,311)
	(1,476)	24,321	(1,678)

In 2022, net realized and unrealized gains included $2.6 million of gains from settlements of company-owned insurance policies, a $1.0 million gain from an acquisition contingent liability adjustment and a $1.0 million realized gain related to a sale of a title plant copy, partially offset by $3.6 million of realized losses from disposals of businesses.

In 2021, net realized and unrealized gains included $6.1 million of net realized gains from sale of buildings and other fixed assets and $3.8 million of net gains from acquisition contingent liability adjustments, partially offset by $2.7 million of net realized losses related to disposals of equity method investments.

In 2020, net realized and unrealized losses included $2.3 million of net unrealized investment losses on equity securities held at year-end and $0.6 million of net realized losses from sales of securities investments, partially offset by $1.2 million of realized gains from settlements of equity investments with no previously readily determinable fair values (cost-basis investments).

Net investment gains and losses recognized for the years ended December 31 related to investments in equity securities are follows:

	2022	2021	2020
	(in $ thousands)
Total net investment (losses) gains recognized on equity securities during the period	(2,151)	19,351	(3,137)
Less: Net realized gains (losses) on equity securities sold during the period	395	1,631	(826)
Net unrealized investment (losses) gains recognized on equity securities still held at December 31	(2,546)	17,720	(2,311)

Proceeds from sales of investments in securities for the years ended December 31 are as follows:

	2022	2021	2020
	(in $ thousands)
Proceeds from sales of debt securities	65,827	68,450	36,449
Proceeds from sales of equity securities	868	843	791
Total proceeds from sales of investments in securities	66,695	69,293	37,240

NOTE 7

Income taxes. Income tax expense consists of the following:

	2022	2021	2020
	(in $ thousands)
Current income tax expense:
Federal	37,723	57,274	47,778
State	3,051	7,600	3,235
Foreign	9,797	16,508	7,567
	50,571	81,382	58,580
Deferred income tax expense (benefit):
Federal	(4,025)	13,175	(10,429)
State	254	2,197	388
Foreign	4,064	(2,765)	294
	293	12,607	(9,747)
Total income tax expense	50,864	93,989	48,833

The following reconciles income tax expense computed at the federal statutory rate with income tax expense as reported (in $ thousands, except for income tax rates):

	2022	2021	2020
Expected income tax expense at 21% (1)	44,766	87,613	42,785
Nondeductible expenses	4,731	4,090	2,399
Foreign income tax rate differential	2,955	3,549	1,465
State income tax expense - net of Federal impact	2,664	8,201	2,944
Return-to-provision and true-up adjustments	(1,971)	(1,617)	(438)
Valuation allowance	1,569	(4,427)	2,427
Net (benefit) expense for the Canadian branch (2)	(1,199)	(2,130)	(1,478)
Research and development credits	(1,136)	(398)	(1,055)
Other – net	(1,515)	(892)	(216)
Income tax expense	50,864	93,989	48,833
Effective income tax rate (1)	23.9%	22.5%	24.0%
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

	2022	2021
	(in $ thousands)
Deferred tax assets:
Net operating loss (NOL) carryforwards	24,992	22,615
Accrued expenses	22,837	20,922
Federal offset to Canadian deferred tax liability	10,339	7,591
Capitalized research and development costs	5,959	—
Tax credit carryforwards	4,173	2,816
Foreign currency translation adjustments	3,641	707
Net unrealized losses on investments in securities	3,045	361
Capital loss carryforward	1,691	—
Allowance for credit losses	1,642	1,719
Title loss provisions	1,081	1,191
Investments	1,017	1,161
Deferred payroll taxes	—	1,782
Other	680	821
Deferred tax assets – gross	81,097	61,686
Valuation allowance	(6,202)	(2,279)
Deferred tax assets – net	74,895	59,407

	2022	2021
	(in $ thousands)
Deferred tax liabilities:
Amortization – goodwill and other intangibles	(35,807)	(30,307)
Title loss provisions	(21,133)	(18,233)
Other intangible assets from acquisitions	(20,990)	(34,180)
Fixed assets	(11,072)	(10,074)
Net unrealized gains on investments in securities	(4,325)	(7,131)
Investments	(2,423)	(989)
Deferred compensation on life insurance policies	(2,157)	(2,517)
Other	(1,014)	(909)
Deferred tax liabilities - gross	(98,921)	(104,340)

Net deferred income tax liability	(24,026)	(44,933)

At December 31, 2022, the Company's deferred tax assets related to NOL carryforwards are composed of a $19.6 million U.S. federal NOL carryforward from a 2021 acquisition with no expiration, various state NOL carryforwards which will expire in varying amounts from 2023 through 2042, and foreign NOL carryforwards which will expire in varying amounts from 2023 through 2026 or have unlimited carryforward periods. The future utilization of all NOL carryforwards is subject to various limitations. At December 31, 2022, the Company had $1.6 million of foreign tax credit carryforwards that will begin to expire in 2028. The future utilization of these credit carryforwards is subject to various limitations. Foreign jurisdictions where the Company makes tax payments include Canada, Australia, Costa Rica, Italy and the United Kingdom.

The Company's valuation allowance at December 31, 2022 relates primarily to all foreign tax credit carryforwards, all capital loss carryforwards, certain research and development credits acquired in 2021 and certain state and foreign NOL carryforwards which the Company believes are not more-likely-than-not to be utilized prior to expiration.

The Company’s income tax returns are routinely subject to examinations by U.S. federal, foreign, and state and local tax authorities. At December 31, 2022, the Company’s 2019 through 2021 U.S. federal income tax returns and 2017 through 2021 Canadian income tax returns remain subject to examination. The Company is subject to routine examinations by state tax jurisdictions and remains subject to examination for 2017 through 2021 tax returns. The Company expects no material adjustments from any ongoing tax return examinations.

NOTE 8
Goodwill and other intangibles. The summary of changes in goodwill is as follows:

	Title	Real Estate Solutions	Corporate and Other	Total
	(in $ thousands)
Balances at January 1, 2021	361,433	70,044	—	431,477
Acquisitions	226,134	258,069	15,350	499,553
Purchase accounting adjustments	(3,600)	(2,570)	—	(6,170)
Disposals	(23)	—	—	(23)
Balances at December 31, 2021	583,944	325,543	15,350	924,837
Acquisitions	134,225	—	—	134,225
Purchase accounting adjustments	2,701	26,961	(14,450)	15,212
Disposals	(392)	—	(900)	(1,292)
Balances at December 31, 2022	720,478	352,504	—	1,072,982

An aggregate of $128.9 million and $172.6 million of the goodwill recognized in 2022 and 2021, respectively, related to acquisitions is tax-deductible over a period of 15 years from the corresponding acquisition date. In connection with its acquisitions, the Company recorded during 2022 and 2021 other intangible assets of $12.6 million and $211.6 million, respectively, while it wrote off $10.5 million of other intangible assets related to the disposal of a business in 2022. The other intangible assets recognized from these acquisitions were primarily related to customer relationships, internally-developed technology and trade names.

The summary of other intangibles by major class (refer to Note 1-M) is as follows:

	Customer Relationships	Technology	Others	Total
	(in $ thousands)
Balances at December 31, 2022:
Gross	136,027	78,627	48,957	263,611
Accumulated amortization	(17,879)	(23,744)	(22,904)	(64,527)
Net	118,148	54,883	26,053	199,084

Balances at December 31, 2021:
Gross	125,727	92,962	42,837	261,526
Accumulated amortization	(6,564)	(9,155)	(16,003)	(31,722)
Net	119,163	83,807	26,834	229,804

Total amortization expense recorded for other intangible assets was $33.0 million and $19.2 million in 2022 and 2021, respectively. The annual amortization expense expected to be recognized in the next five years relating to other intangible assets is approximately $32.7 million in 2023, $30.1 million in 2024, $28.0 million in 2025, $20.3 million in 2026 and $11.4 million in 2027.

NOTE 9

Notes payable. A summary of notes payable is as follows:

	2022	2021
	(in $ thousands)
3.6% Senior Notes	444,608	444,106
Other notes payable	2,398	39,385
	447,006	483,491

Included within other notes payable are $0.1 million and $1.0 million of capital lease obligations at December 31, 2022 and 2021, respectively. The entire balance of other notes payable at December 31, 2022 is due in 2023.

In November 2021, the Company completed an underwritten offering of $450 million aggregate principal amount of unsecured 3.6% Senior Notes due on November 15, 2031 (Senior Notes). The proceeds from the issuance of the Senior Notes, net of underwriting discounts and issuance costs, were $444.0 million, which were used to repay the balance of the Term Loan (see below) and for general corporate purposes. Interest on the Senior Notes is paid semi-annually in May and November at a fixed rate of 3.6% per annum. At any time prior to August 15, 2031, the Senior Notes are subject to redemption, at the Company's option, upon not less than 15 days' notice, in whole or in part, at a redemption price equal to the greater of: 100% of the principal amount of the Senior Notes to be redeemed, or the sum of the present values of the remaining scheduled payments of principal and interest to be redeemed. The Senior Notes are the Company’s general senior unsecured obligations, are not guaranteed by any of the Company’s subsidiaries, rank equally in right of payment with the Company’s existing and future senior unsecured indebtedness, and are effectively subordinated to all liabilities of the Company’s subsidiaries and to all of the Company’s secured indebtedness to the extent of the value of the collateral securing such indebtedness.

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

As of December 31, 2022, the remaining balance of the line of credit available for use was $197.5 million, net of an unused $2.5 million letter of credit. The Company was in compliance with all covenants as of December 31, 2022 and 2021 under the related line of credit agreements.

The Company's qualified intermediary in tax-deferred property exchanges pursuant to Section 1031 of the Internal Revenue Code (Section 1031) enters into short-term loan agreements with parties to an exchange in the ordinary course of its business. The outstanding balances pursuant to these loans, as included within other notes payable in the above table, were $2.3 million and $37.1 million as of December 31, 2022 and 2021, respectively, and are secured by cash that is included in cash and cash equivalents on the Company's consolidated balance sheet. Borrowings and repayments on these short-term loans are reflected as financing activities in the consolidated statements of cash flows.

NOTE 10

Estimated title losses. A summary of estimated title losses is as follows:

	2022	2021	2020
	(in $ thousands, except for loss ratios)
Balances at January 1	549,614	496,275	459,053
Provisions:
Current year	95,442	121,164	98,823
Previous policy years	7,291	5,079	16,401
Total provisions	102,733	126,243	115,224
Payments, net of recoveries:
Current year	(20,966)	(16,727)	(15,455)
Previous policy years	(72,132)	(54,772)	(66,540)
Total payments, net of recoveries	(93,098)	(71,499)	(81,995)
Effects of changes in foreign currency exchange rates	(9,801)	(1,405)	3,993
Balances at December 31	549,448	549,614	496,275
Loss ratios as a percentage of title operating revenues:
Current year provisions	3.5%	4.0%	4.5%
Total provisions	3.8%	4.2%	5.3%

Total title loss provisions during 2022 decreased compared to 2021, primarily due to lower title premiums and an overall favorable claims experience in 2022. Total title loss provisions in 2021 increased compared to 2020, primarily due to increased title premiums, partially offset by favorable claims experience.

NOTE 11

Share-based payments. As part of its incentive compensation program for executives and senior management employees, the Company provides share-based awards, which usually include a combination of time-based restricted stock units, performance-based restricted stock units, and stock options. Each restricted stock unit represents a contractual right to receive a share of the Company's common stock. The time-based units generally vest on each of the first three anniversaries of the grant date, while the performance-based units vest upon achievement of certain financial objectives and employee service requirements over a period of approximately three years. The stock options vest on each of the first three anniversaries of the grant date at a rate of 20%, 30% and 50%, chronologically, and expire 10 years after the grant date. Each vested stock option can be exercised to purchase a share of the Company's common stock at the strike price set by the Company at the grant date. The compensation expense associated with the share-based awards, calculated based on the fair value of the related award and recognized over the corresponding vesting period, is presented as part of employee costs in the consolidated statement of income and comprehensive income. Award forfeitures are recorded as credits against employee costs in the period in which they occur.

The aggregate grant-date fair value of restricted stock unit awards to employees during 2022, 2021 and 2020 was $11.9 million (188,300 stock units with an average grant price of $62.99), $13.1 million (240,800 stock units with an average grant price of $54.45) and $4.1 million (104,200 stock units with an average grant price of $39.78), respectively. The aggregate grant-date fair value of stock option awards during 2021 and 2020 was $1.3 million (140,600 options with an average grant price of $9.24 and exercise strike price of $53.24) and $3.4 million (647,800 options with an average grant price of $5.32 and exercise strike price of $39.76), respectively.

A summary of the restricted stock unit activity during the year ended December 31, 2022 is presented below:

	Units	Weighted-Average Grant-Date Fair Value per Share ($)

Outstanding at January 1, 2022	338,700	49.89
Granted	188,302	62.99
Converted	(147,074)	45.90
Forfeited	(15,651)	59.43
Outstanding at December 31, 2022	364,277	57.86
Nonvested at December 31, 2022	364,089	57.86

A summary of the stock option activity during the year ended December 31, 2022 is presented below:

	Units	Weighted-Average Exercise Price ($)

Outstanding at January 1, 2022	726,529	42.25
Exercised	(11,248)	39.76
Forfeited	(21,940)	39.76
Outstanding at December 31, 2022	693,341	42.37
Nonvested at December 31, 2022	391,515	43.46

As of December 31, 2022, the aggregate intrinsic value and weighted average remaining contractual term related to outstanding options was $1.7 million and 7.3 years, respectively.

The fair value of grants that vested in 2022 and 2021 aggregated to $9.6 million and $6.9 million, respectively. For the years ended December 31, 2022, 2021 and 2020, compensation costs recognized related to share-based awards were approximately $11.5 million, $12.0 million and $5.8 million, respectively. The total tax benefits recognized in the consolidated statements of income and comprehensive income from tax deductions relating to vesting of equity awards in 2022, 2021 and 2020 were $1.2 million, $0.8 million and $0.6 million, respectively. As of December 31, 2022, compensation costs not yet recognized related to all employee nonvested awards was $10.1 million, which is expected to be recognized over a weighted average period of 1.9 years.

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

The calculation of the basic and diluted EPS is as follows:

	For the Years Ended December 31,
	2022	2021	2020
Numerator (in $ thousands):
Net income attributable to Stewart	162,305	323,216	154,905

Denominator (in thousands):
Basic average shares outstanding	27,055	26,822	24,793
Average number of dilutive shares relating to options	159	197	—
Average number of dilutive shares relating to restricted units and shares	133	149	120
Diluted average shares outstanding	27,347	27,168	24,913

Basic earnings per share attributable to Stewart ($)	6.00	12.05	6.25
Diluted earnings per share attributable to Stewart ($)	5.94	11.90	6.22

NOTE 13

Reinsurance. As is industry practice, the Company cedes risks to other title insurance underwriters and reinsurers on certain transactions. However, the Company remains liable if the reinsurer should fail to meet its obligations. The Company also assumes risks from other underwriters on a transactional basis as well as on certain reinsurance treaties. Payments and recoveries on reinsured losses were insignificant during each of the years ended December 31, 2022, 2021, and 2020. The total amount of premiums for assumed and ceded risks was less than 1.0% of consolidated title revenues in each of the last three years and there were no outstanding amounts of reinsurance recoverable or payable at December 31, 2022 and 2021.

NOTE 14

Leases. Total operating lease expense was $53.2 million, $46.5 million and $41.1 million in 2022, 2021 and 2020, respectively, which included $4.8 million, $3.6 million and $3.4 million, respectively, of lease expense related to short-term leases and equipment. Total finance lease expense was $0.9 million, $1.0 million and $1.4 million in 2022, 2021 and 2020, respectively.

Lease-related assets and liabilities as of December 31 are as follows:

	2022	2021
	(in $ thousands)
Assets:
Operating lease assets, net of accumulated amortization	127,830	134,578
Finance lease assets, net of accumulated depreciation	1,291	2,116
Total lease assets	129,121	136,694

Liabilities:
Operating lease liabilities	148,003	149,417
Finance lease liabilities	80	1,013
Total lease liabilities	148,083	150,430

Other information related to operating and finance leases during the years ended December 31 is as follows:

	2022		2021
	Operating	Finance	Operating	Finance

Cash paid for amounts included in the measurement of lease liabilities (in $ thousands)	51,501	957	43,933	957
Lease assets obtained in exchange for lease obligations (in $ thousands)	55,861	—	69,894	—
Weighted average remaining lease term (years):	4.5	0.1	4.3	1.1
Weighted average discount rate	3.7%	4.0%	3.0%	4.0%

Future minimum lease payments under operating leases as of December 31, 2022 are as follows:

(in $ thousands)
2023	47,459
2024	40,484
2025	30,331
2026	21,919
2027	14,515
Thereafter	16,806
Total future minimum lease payments	171,514
Less: imputed interest	(23,511)
Net future minimum lease payments	148,003

NOTE 15

Contingent liabilities and commitments. The Company routinely holds third-party funds in segregated escrow accounts pending the closing of real estate transactions resulting in a contingent liability to the Company of approximately $1.5 billion at December 31, 2022. In addition, the Company is contingently liable for disbursements of escrow funds held by independent agencies in those cases where specific insured closing guarantees have been issued. The Company owns a qualified intermediary engaged in Section 1031 tax-deferred property exchanges. The Company holds the proceeds from these transactions until a qualifying exchange can occur. This resulted in a contingent liability to the Company of approximately $1.6 billion at December 31, 2022. As with industry practice, escrow and Section 1031 exchanger fund accounts are not included in the consolidated balance sheets.

In the ordinary course of business, the Company guarantees the third-party indebtedness of certain of its consolidated subsidiaries. As of December 31, 2022, the maximum potential future payments on the guarantees are not more than the related notes payable recorded in the consolidated balance sheets (refer to Note 9). The Company also guarantees the indebtedness related to lease obligations of certain of its consolidated subsidiaries. The maximum future obligations arising from these lease-related guarantees are not more than the Company’s future lease obligations (refer to Note 14) plus lease operating expenses. As of December 31, 2022, the Company also had unused letters of credit aggregating $4.9 million related to workers’ compensation coverage and other insurance. The Company does not expect to make any payments on these guarantees.

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

The Company is subject to various other administrative actions, investigations and inquiries into its business conduct in certain of the states in which it operates. While the Company cannot predict the outcome of the various regulatory and administrative matters, it believes that it has adequately reserved for these matters and does not anticipate that the outcome of any of these matters will materially affect its consolidated financial condition or results of operations.

Note 17

Revenues. The Company's operating revenues, summarized by type, are as follows:

	2022	2021	2020
	(in $ thousands)
Title insurance premiums:
Direct	831,391	960,118	716,779
Agency	1,466,243	1,582,640	1,151,030
Escrow fees	204,217	248,426	190,930
Real estate solutions and abstract fees	372,498	340,463	134,304
Other revenues	174,002	132,969	78,460
	3,048,351	3,264,616	2,271,503

NOTE 18

Segment information. Prior to 2022, the Company reported two operating segments: the title insurance and related services (title) segment, and the ancillary services and corporate segment. In 2022, the Company began reporting three operating segments: the title segment, the real estate solutions segment, and the corporate and other segment. The new segment presentation is primarily due to the increased size of the real estate solutions operations (formerly, ancillary services operations) resulting from strategic acquisitions. Previously, the real estate solutions operations were combined in one segment with the Company's corporate operations, which consist of expenses of the parent holding company and other centralized administrative services departments.

Under the revised segment presentation, the composition of each of the title and real estate solutions segments is substantially unchanged, while the corporate and other segment primarily includes corporate operations and other businesses not related to title or real estate solutions operations. The title segment provides services needed to transfer title to property in a real estate transaction and includes services such as searching, abstracting, examining, closing and insuring the condition of the title to the property. In addition, the title segment includes home and personal insurance services, Internal Revenue Code Section 1031 tax-deferred exchanges, and digital customer engagement platform services. The real estate solutions segment primarily includes appraisal management services, online notarization and closing services, credit and real estate information services, and search and valuation services. Amounts for 2021 and 2020 were recast in the following table to conform with the new segment presentation.

Selected statement of income information related to these segments for the years ended December 31 is as follows:

	2022	2021	2020
	(in $ thousands)
Title
Revenues	2,733,744	3,002,949	2,205,301
Depreciation and amortization	29,715	21,227	15,230
Income before taxes and noncontrolling interest	255,132	440,462	246,878

Real estate solutions
Revenues	296,702	265,497	82,632
Depreciation and amortization	25,563	14,071	2,995
Income (loss) before taxes and noncontrolling interest	16,624	12,951	(1,594)

Corporate and other
Revenues	38,850	37,346	499
Depreciation and amortization	1,900	1,088	991
Loss before taxes and noncontrolling interest	(39,104)	(19,442)	(26,779)

Consolidated Stewart
Revenues	3,069,296	3,305,792	2,288,432
Depreciation and amortization	57,178	36,386	19,216
Income before taxes and noncontrolling interest	232,652	433,971	218,505

The Company does not provide asset information by reportable operating segment as it does not routinely evaluate the asset position by segment.

Revenues for the years ended December 31 in the United States and all international operations are as follows:

	2022	2021	2020
	(in $ thousands)
United States	2,893,169	3,107,817	2,154,672
International	176,127	197,975	133,760
	3,069,296	3,305,792	2,288,432

NOTE 19

Other comprehensive income (loss). Changes in the balances of each component of other comprehensive income (loss) and the related tax effects are as follows (in $ thousands):

	For the Year Ended December 31, 2022			For the Year Ended December 31, 2021			For the Year Ended December 31, 2020
	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount	Before-Tax Amount	Tax Expense (Benefit)	Net-of Tax Amount	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount
Foreign currency translation adjustments	(18,634)	(3,695)	(14,939)	(298)	381	(679)	5,777	988	4,789
Net unrealized gains and losses on investments:
Change in net unrealized gains and losses on investments	(44,830)	(9,414)	(35,416)	(17,279)	(3,629)	(13,650)	19,548	4,105	15,443
Reclassification adjustment for realized gains and losses on investments	(1,571)	(330)	(1,241)	(3,088)	(648)	(2,440)	(647)	(136)	(511)
	(46,401)	(9,744)	(36,657)	(20,367)	(4,277)	(16,090)	18,901	3,969	14,932
Other comprehensive (loss) income	(65,035)	(13,439)	(51,596)	(20,665)	(3,896)	(16,769)	24,678	4,957	19,721

NOTE 20

Common Stock. During 2020, the Company issued an aggregate of 3,026,340 new shares of its Common Stock ($1 par value), which included shares purchased by the underwriters to the transaction. Proceeds from the Common Stock issuance, net of issuance costs, amounted to $109.0 million.

SCHEDULE I
STEWART INFORMATION SERVICES CORPORATION
(Parent Company)
STATEMENTS OF INCOME AND RETAINED EARNINGS

	For the Years Ended December 31,
	2022	2021	2020
	(in $ thousands)
Revenues
Interest income and other net realized (losses) gains	(1,639)	(281)	1,182

Expenses
Interest	18,276	5,101	2,511
Other operating expenses	8,161	6,924	9,262
	26,437	12,025	11,773
Loss before taxes and income from investments in subsidiaries	(28,076)	(12,306)	(10,591)
Income tax expense	(8)	—	(15)
Income from investments in subsidiaries	190,389	335,522	165,511
Net income	162,305	323,216	154,905

Retained earnings at beginning of year	974,800	688,819	564,392
Cash dividends on Common Stock	(45,289)	(37,235)	(30,478)
Retained earnings at end of year	1,091,816	974,800	688,819
See accompanying notes to financial statement information.
See accompanying Report of Independent Registered Public Accounting Firm.

STEWART INFORMATION SERVICES CORPORATION
(Parent Company)
BALANCE SHEETS

	As of December 31,
	2022	2021
	(in $ thousands)
Assets
Cash and cash equivalents	31,912	15,527
Receivables from affiliates	49,055	21,519
Property and equipment, at cost:
Furniture and equipment	21	47
Accumulated depreciation	(21)	(46)
	—	1
Investments in subsidiaries, on an equity-method basis	1,736,570	1,698,280
Operating lease assets	4,180	5,859
Goodwill	8,068	8,068
Other assets	16,730	19,659
	1,846,515	1,768,913
Liabilities
Accounts payable and other liabilities	24,036	24,829
Operating lease liabilities	5,720	7,961
Notes payable	454,608	454,106
	484,364	486,896
Contingent liabilities and commitments	—	—
Stockholders’ equity
Common Stock – $1 par, authorized 51,500,000; issued 27,482,573 and 27,245,591; outstanding 27,130,412 and 26,893,430, respectively	27,483	27,246
Additional paid-in capital	296,861	282,383
Retained earnings	1,091,816	974,800
Accumulated other comprehensive income (loss) (AOCI):
Foreign currency translation adjustments	(23,856)	(8,917)
Net unrealized investment gains	(27,487)	9,171
Treasury stock – 352,161 common shares, at cost	(2,666)	(2,666)
Total stockholders’ equity	1,362,151	1,282,017
	1,846,515	1,768,913

See accompanying notes to financial statement information.
See accompanying Report of Independent Registered Public Accounting Firm.

STEWART INFORMATION SERVICES CORPORATION
(Parent Company)
STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2022	2021	2020
	(in $ thousands)
Reconciliation of net income to cash provided by operating activities:
Net income	162,305	323,216	154,905
Add (deduct):
Depreciation	—	—	4
Increase in receivables – net	(27,536)	(19,261)	(1,998)
Decrease (increase) in other assets – net	2,925	(1,574)	(529)
(Decrease) increase in payables and accrued liabilities – net	(1,963)	(297)	2,978
Income from and other adjustments for subsidiaries	31,886	(31,841)	(140,816)
Cash provided by operating activities	167,617	270,243	14,544
Investing activities:
Investments in and contributions to subsidiaries	(109,126)	(615,147)	(85,470)
Collections on notes receivables	—	45,193	40,000
Increases in notes receivables	—	—	(80,000)
Cash used by investing activities	(109,126)	(569,954)	(125,470)
Financing activities:
Dividends paid	(44,672)	(36,637)	(30,226)
Repurchases of Common Stock	(3,262)	(2,252)	(1,054)
Proceeds from stock option and employee stock purchase plan exercises	5,828	2,715	—
Proceeds from notes payable	—	1,004,703	—
Payments on notes payable	—	(643,875)	—
Purchase of remaining interest of consolidated subsidiary	—	(5,616)	—
Issuance of new Common Stock	—	—	108,961
Payment for debt issuance costs	—	(7,404)	—
Cash (used) provided by financing activities	(42,106)	311,634	77,681
Increase (decrease) in cash and cash equivalents	16,385	11,923	(33,245)
Cash and cash equivalents at beginning of year	15,527	3,604	36,849
Cash and cash equivalents at end of year	31,912	15,527	3,604
Supplemental information:
Income taxes paid, net	—	5	180
Interest paid	17,271	2,795	2,490
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

Dividends received. During 2022, 2021 and 2020, Stewart Title Guaranty Company, a wholly-owned subsidiary, paid to the Parent Company dividends of $150.0 million, $293.9 million and $30.0 million, respectively. Also, during 2022 and 2021, the Parent Company received dividends of $58.7 million and $2.0 million, respectively, from its unregulated subsidiaries, primarily related to real estate solutions operations.

SCHEDULE II
STEWART INFORMATION SERVICES CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
December 31, 2022

Col. A	Col. B	Col. C Additions	Col. D Deductions		Col. E
Description	Balance at beginning of period	Charged to costs and expenses	(Describe)		Balance At end of period
	(in $ thousands)
Year ended December 31, 2022:
Estimated title losses	549,614	102,733	102,899	(A)	549,448
Valuation allowance for deferred tax assets	2,279	7,958	4,035		6,202
Allowance for credit losses	7,711	825	1,227	(B)	7,309
Year ended December 31, 2021:
Estimated title losses	496,275	126,243	72,904	(A)	549,614
Valuation allowance for deferred tax assets	6,471	398	4,590		2,279
Allowance for credit losses	4,807	3,023	119	(B)	7,711
Year ended December 31, 2020:
Estimated title losses	459,053	115,224	78,002	(A)	496,275
Valuation allowance for deferred tax assets	4,056	2,532	117		6,471
Allowance for credit losses	4,469	649	311	(B)	4,807

(A)Represents primarily payments of policy and escrow losses and loss adjustment expenses.
(B)Represents uncollectible accounts written off.
See accompanying Report of Independent Registered Public Accounting Firm.