Form 10-Q
period 2023-03-31
STEWART INFORMATION SERVICES CORP
filed 2023-05-08
CIK 94344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☑
On May 1, 2023, there were 27,245,097 outstanding shares of the issuer's Common Stock.

FORM 10-Q QUARTERLY REPORT
QUARTER ENDED MARCH 31, 2023

As used in this report, “we,” “us,” “our,” "Registrant," the “Company” and “Stewart” mean Stewart Information Services Corporation and our subsidiaries, unless the context indicates otherwise.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
	2023	2022
	($000 omitted, except per share)
Revenues
Title revenues:
Direct operations	207,871	317,834
Agency operations	249,021	404,145
Real estate solutions and other	62,592	123,230
Operating revenues	519,484	845,209
Investment income	6,599	3,622
Net realized and unrealized (losses) gains	(1,778)	4,085
	524,305	852,916
Expenses
Amounts retained by agencies	205,738	331,191
Employee costs	170,551	204,982
Other operating expenses	120,743	189,751
Title losses and related claims	17,674	29,221
Depreciation and amortization	14,906	13,748
Interest	4,849	4,412
	534,461	773,305
(Loss) income before taxes and noncontrolling interests	(10,156)	79,611
Income tax benefit (expense)	4,938	(17,699)
Net (loss) income	(5,218)	61,912
Less income attributable to noncontrolling interests	2,972	4,015
Net (loss) income attributable to Stewart	(8,190)	57,897

Net (loss) income	(5,218)	61,912
Other comprehensive loss, net of taxes:
Foreign currency translation adjustments	598	620
Change in net unrealized gains and losses on investments	6,617	(19,898)
Reclassification adjustments for realized gains and losses on investments	92	(185)
Other comprehensive income (loss), net of taxes:	7,307	(19,463)
Comprehensive income	2,089	42,449
Less income attributable to noncontrolling interests	2,972	4,015
Comprehensive (loss) income attributable to Stewart	(883)	38,434

Basic average shares outstanding (000)	27,201	26,960
Basic (loss) earnings per share attributable to Stewart	(0.30)	2.15
Diluted average shares outstanding (000)	27,201	27,444
Diluted (loss) earnings per share attributable to Stewart	(0.30)	2.11
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2023 (Unaudited)	December 31, 2022
	($000 omitted)
Assets
Cash and cash equivalents	174,815	248,367
Short-term investments	26,407	24,318
Investments, at fair value:
Debt securities (amortized cost of $634,616 and $646,728)	608,314	611,934
Equity securities	81,441	98,149
	689,755	710,083
Receivables:
Premiums from agencies	37,231	39,921
Trade and other	74,903	67,348
Income taxes	18,708	10,281
Notes	7,465	7,482
Allowance for uncollectible amounts	(7,440)	(7,309)
	130,867	117,723
Property and equipment:
Land	2,545	2,545
Buildings	19,042	18,761
Furniture and equipment	219,002	213,707
Accumulated depreciation	(159,909)	(153,474)
	80,680	81,539
Operating lease assets	128,192	127,830
Title plants, at cost	73,358	73,358
Investments on equity method basis	3,896	4,575
Goodwill	1,094,406	1,072,982
Intangible assets, net of amortization	190,827	199,084
Deferred tax assets	2,586	2,590
Other assets	83,271	75,430
	2,679,060	2,737,879
Liabilities
Notes payable	445,067	447,006
Accounts payable and accrued liabilities	163,001	196,541
Operating lease liabilities	147,594	148,003
Estimated title losses	533,415	549,448
Deferred tax liabilities	30,231	26,616
	1,319,308	1,367,614
Contingent liabilities and commitments
Stockholders’ equity
Common Stock ($1 par value) and additional paid-in capital	327,823	324,344
Retained earnings	1,071,320	1,091,816
Accumulated other comprehensive loss:
Foreign currency translation adjustments	(23,258)	(23,856)
Net unrealized losses on debt securities investments	(20,778)	(27,487)
Treasury stock – 352,161 common shares, at cost	(2,666)	(2,666)
Stockholders’ equity attributable to Stewart	1,352,441	1,362,151
Noncontrolling interests	7,311	8,114
Total stockholders’ equity (27,245,097 and 27,130,412 shares outstanding)	1,359,752	1,370,265
	2,679,060	2,737,879
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2023	2022
	($000 omitted)
Reconciliation of net (loss) income to cash (used) provided by operating activities:
Net (loss) income	(5,218)	61,912
Add (deduct):
Depreciation and amortization	14,906	13,748
Adjustments for bad debt provisions	590	14
Net realized and unrealized losses (gains)	1,778	(4,085)
Amortization of net premium on debt securities investments	230	690
Payments for title losses (higher) less than provisions	(15,797)	8,959
Adjustments for insurance recoveries of title losses	—	220
(Increase) decrease in receivables – net	(13,724)	6,226
Increase in other assets – net	(4,506)	(5,046)
Decrease in accounts payable and other liabilities – net	(34,656)	(50,808)
Change in net deferred income taxes	1,724	265
Net income from equity method investments	(28)	(736)
Dividends received from equity method investments	680	1,167
Stock-based compensation expense	2,759	2,239
Other – net	200	110
Cash (used) provided by operating activities	(51,062)	34,875
Investing activities:
Proceeds from sales of investments in securities	26,772	17,650
Proceeds from matured investments in debt securities	25,338	15,923
Purchases of investments in securities	(23,965)	(66,882)
Net purchases of short-term investments	(2,541)	(60)
Purchases of property and equipment, and real estate	(8,894)	(12,291)
Proceeds from sale of property and equipment and other assets	49	829
Cash paid for acquisition of businesses	(21,500)	(17,904)
Other – net	(71)	(2,481)
Cash used by investing activities	(4,812)	(65,216)
Financing activities:
Proceeds from notes payable	3,521	140
Payments on notes payable	(5,589)	(37,819)
Distributions to noncontrolling interests	(3,775)	(4,568)
Repurchases of Common Stock	(1,271)	(2,462)
Proceeds from stock option and employee stock purchase plan exercises	1,991	2,492
Cash dividends paid	(12,260)	(10,119)
Payment of contingent consideration related to acquisitions	—	(6,262)
Other - net	—	36
Cash used by financing activities	(17,383)	(58,562)
Effects of changes in foreign currency exchange rates	(295)	(367)
Change in cash and cash equivalents	(73,552)	(89,270)
Cash and cash equivalents at beginning of period	248,367	485,919
Cash and cash equivalents at end of period	174,815	396,649

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	Common Stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Noncontrolling interests	Total
	($000 omitted)
Three Months Ended March 31, 2023
Balance at December 31, 2022	27,483	296,861	1,091,816	(51,343)	(2,666)	8,114	1,370,265
Net loss attributable to Stewart	—	—	(8,190)	—	—	—	(8,190)
Dividends on Common Stock ($0.45 per share)	—	—	(12,306)	—	—	—	(12,306)
Stock-based compensation	93	2,666	—	—	—	—	2,759
Stock repurchases	(30)	(1,241)	—	—	—	—	(1,271)
Stock option and employee stock purchase plan exercises	52	1,939	—	—	—	—	1,991
Change in net unrealized gains and losses on investments, net of taxes	—	—	—	6,617	—	—	6,617
Reclassification adjustment for realized gains and losses on investments, net of taxes	—	—	—	92	—	—	92
Foreign currency translation adjustments, net of taxes	—	—	—	598	—	—	598
Net income attributable to noncontrolling interests	—	—	—	—	—	2,972	2,972
Distributions to noncontrolling interests	—	—	—	—	—	(3,775)	(3,775)
Balance at March 31, 2023	27,598	300,225	1,071,320	(44,036)	(2,666)	7,311	1,359,752

Three Months Ended March 31, 2022
Balance at December 31, 2021	27,246	282,376	974,800	253	(2,666)	12,726	1,294,735
Net income attributable to Stewart	—	—	57,897	—	—	—	57,897
Dividends on Common Stock ($0.38 per share)	—	—	(10,241)	—	—	—	(10,241)
Stock-based compensation	108	2,131	—	—	—	—	2,239
Stock repurchases	(36)	(2,426)	—	—	—	—	(2,462)
Stock option and employee stock purchase plan exercises	49	2,443	—	—	—	—	2,492
Change in net unrealized gains and losses on investments, net of taxes	—	—	—	(19,898)	—	—	(19,898)
Reclassification adjustment for realized gains and losses on investments, net of taxes	—	—	—	(185)	—	—	(185)
Foreign currency translation adjustments, net of taxes	—	—	—	620	—	—	620
Net income attributable to noncontrolling interests	—	—	—	—	—	4,015	4,015
Distributions to noncontrolling interests	—	—	—	—	—	(4,568)	(4,568)
Net effect of other changes in ownership	—	—	—	—	—	144	144
Balance at March 31, 2022	27,367	284,524	1,022,456	(19,210)	(2,666)	12,317	1,324,788
See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1

Interim financial statements. The financial information contained in this report for the three months ended March 31, 2023 and 2022, and as of March 31, 2023, is unaudited. This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission on February 28, 2023 (2022 Form 10-K).

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

C. Restrictions on cash and investments. The Company maintains investments in accordance with certain statutory requirements for the funding of statutory premium reserves. Statutory reserve funds are required to be fully funded and invested in high-quality securities and short-term investments. Statutory reserve funds are not available for current claim payments, which must be funded from current operating cash flow. Included in investments in debt and equity securities are statutory reserve funds of approximately $541.6 million and $544.0 million at March 31, 2023 and December 31, 2022, respectively. In addition, included within cash and cash equivalents are statutory reserve funds of approximately $10.3 million and $8.6 million at March 31, 2023 and December 31, 2022, respectively. Although these cash statutory reserve funds are not restricted or segregated in depository accounts, they are required to be held pursuant to state statutes. If the Company fails to maintain minimum investments or cash and cash equivalents sufficient to meet statutory requirements, the Company may be subject to fines or other penalties, including potential revocation of its business license. These funds are not available for any other purpose. In the event that insurance regulators adjust the determination of the statutory premium reserves of the Company’s title insurers, these restricted funds as well as statutory surplus would correspondingly increase or decrease.

NOTE 2

Revenues. The Company's operating revenues, summarized by type, are as follows:

	Three Months Ended March 31,
	2023	2022
	($000 omitted)
Title insurance premiums:
Direct	130,817	205,562
Agency	249,021	404,145
Escrow fees	32,927	55,792
Real estate solutions and abstract fees	77,160	108,802
Other revenues	29,559	70,908
	519,484	845,209

NOTE 3

Investments in debt and equity securities. As of March 31, 2023 and December 31, 2022, the net unrealized investment gains relating to investments in equity securities held were $13.4 million and $19.2 million, respectively (refer to Note 5).

The amortized costs and fair values of investments in debt securities are as follows:

	March 31, 2023		December 31, 2022
	Amortized costs	Fair values	Amortized costs	Fair values
	($000 omitted)
Municipal	26,619	26,487	30,104	29,835
Corporate	259,084	244,479	272,362	254,316
Foreign	318,408	306,885	315,184	299,137
U.S. Treasury Bonds	30,505	30,463	29,078	28,646
	634,616	608,314	646,728	611,934

Foreign debt securities primarily consist of Canadian government, provincial and corporate bonds, United Kingdom treasury and corporate bonds, and Mexican government bonds.

Gross unrealized gains and losses on investments in debt securities are as follows:

	March 31, 2023		December 31, 2022
	Gains	Losses	Gains	Losses
	($000 omitted)
Municipal	29	161	3	272
Corporate	815	15,420	489	18,535
Foreign	1,034	12,557	165	16,212
U.S. Treasury Bonds	129	171	21	453
	2,007	28,309	678	35,472

Debt securities as of March 31, 2023 mature, according to their contractual terms, as follows (actual maturities may differ due to call or prepayment rights):

	Amortized costs	Fair values
	($000 omitted)
In one year or less	63,817	63,214
After one year through five years	380,826	363,161
After five years through ten years	174,554	168,393
After ten years	15,419	13,546
	634,616	608,314

Gross unrealized losses on investments in debt securities and the fair values of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2023, were:

	Less than 12 months		More than 12 months		Total
	Losses	Fair values	Losses	Fair values	Losses	Fair values
	($000 omitted)
Municipal	89	16,879	72	2,850	161	19,729
Corporate	3,944	111,914	11,476	115,713	15,420	227,627
Foreign	539	33,353	12,018	220,333	12,557	253,686
U.S. Treasury Bonds	96	14,094	75	1,284	171	15,378
	4,668	176,240	23,641	340,180	28,309	516,420

The number of specific debt investment holdings held in an unrealized loss position as of March 31, 2023 was 321. Of these securities, 181 were in unrealized loss positions for more than 12 months. Gross unrealized investment losses at March 31, 2023 decreased compared to December 31, 2022, primarily due to interest rates declines during the first quarter 2023. Since the Company does not intend to sell and, more likely than not, will maintain each investment security until its maturity or anticipated recovery in value, and no significant credit risk is deemed to exist, these investments are not considered as credit-impaired. The Company believes its investment portfolio is diversified and expects no material loss to result from the failure to perform by issuers of the debt securities it holds. Investments made by the Company are not collateralized.

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

As of March 31, 2023, financial instruments measured at fair value on a recurring basis are summarized below:

	Level 1	Level 2	Fair value measurements
	($000 omitted)
Investments in securities:
Debt securities:
Municipal	—	26,487	26,487
Corporate	—	244,479	244,479
Foreign	—	306,885	306,885
U.S. Treasury Bonds	—	30,463	30,463
Equity securities	81,441	—	81,441
	81,441	608,314	689,755

As of December 31, 2022, financial instruments measured at fair value on a recurring basis are summarized below:

	Level 1	Level 2	Fair value measurements
	($000 omitted)
Investments in securities:
Debt securities:
Municipal	—	29,835	29,835
Corporate	—	254,316	254,316
Foreign	—	299,137	299,137
U.S. Treasury Bonds	—	28,646	28,646
Equity securities	98,149	—	98,149
	98,149	611,934	710,083

As of March 31, 2023 and December 31, 2022, Level 1 financial instruments consist of equity securities. Level 2 financial instruments consist of municipal, governmental, and corporate bonds, both U.S. and foreign. In accordance with the Company’s policies and guidelines which incorporate relevant statutory requirements, the Company’s third-party registered investment manager invests only in securities rated as investment grade or higher by the major rating services, where observable valuation inputs are significant. The fair value of the Company's investments in debt and equity securities is primarily determined using a third-party pricing service provider. The third-party pricing service provider calculates the fair values using both market approach and model valuation methods, as well as pricing information obtained from brokers, dealers and custodians. Management ensures the reasonableness of the third-party service valuations by comparing them with pricing information from the Company's investment manager.

NOTE 5

Net realized and unrealized gains. Realized and unrealized gains and losses are detailed as follows:

	Three Months Ended March 31,
	2023	2022
	($000 omitted)
Realized gains	61	1,594
Realized losses	(747)	(168)
Net unrealized investment (losses) gains recognized on equity securities still held at end of period	(1,092)	2,659
	(1,778)	4,085

Realized losses during the first quarter 2023 were primarily related to sales of securities investments. Realized gains during the first quarter 2022 included a $1.0 million gain related to a sale of a title plant copy.

Investment gains and losses recognized related to investments in equity securities are as follows:

	Three Months Ended March 31,
	2023	2022
	($000 omitted)
Net investment (losses) gains recognized on equity securities during the period	(1,756)	2,785
Less: Net realized (losses) gains on equity securities sold during the period	(664)	126
Net unrealized investment (losses) gains recognized on equity securities still held at end of period	(1,092)	2,659

Proceeds from sales of investments in securities are as follows:

	Three Months Ended March 31,
	2023	2022
	($000 omitted)
Proceeds from sales of debt securities	7,446	17,280
Proceeds from sales of equity securities	19,326	370
Total proceeds from sales of investments in securities	26,772	17,650

NOTE 6

Goodwill. The summary of changes in goodwill is as follows:

	Title	Real Estate Solutions	Corporate and Other	Total
	($000 omitted)
Balances at December 31, 2022	720,478	352,504	—	1,072,982
Acquisitions	3,674	18,000	—	21,674
Purchase accounting adjustments	(250)	—	—	(250)
Balances at March 31, 2023	723,902	370,504	—	1,094,406

During the first quarter 2023, goodwill recorded in the real estate solutions and title segments was related to acquisitions of a financial and personal information online verification services provider and several title offices, respectively.

NOTE 7

Estimated title losses. A summary of estimated title losses for the three months ended March 31 is as follows:

	2023	2022
	($000 omitted)
Balances at January 1	549,448	549,614
Provisions:
Current year	17,214	28,882
Previous policy years	460	339
Total provisions	17,674	29,221
Payments, net of recoveries:
Current year	(3,470)	(3,192)
Previous policy years	(30,001)	(17,070)
Total payments, net of recoveries	(33,471)	(20,262)
Effects of changes in foreign currency exchange rates	(236)	2,145
Balances at March 31	533,415	560,718
Loss ratios as a percentage of title operating revenues:
Current year provisions	3.8%	4.0%
Total provisions	3.9%	4.0%

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

During the first quarters 2023 and 2022, the Company granted time-based and performance-based restricted stock units with aggregate grant-date fair values of $11.4 million (278,000 units with an average grant price per unit of $40.93) and $10.5 million (163,000 units with an average grant price per unit of $64.43), respectively.

NOTE 9

(Loss) earnings per share. Basic earnings (loss) per share (EPS) attributable to Stewart is calculated by dividing net income (loss) attributable to Stewart by the weighted-average number of shares of Common Stock outstanding during the reporting periods. Outstanding shares of Common Stock granted to employees that are not yet vested (restricted shares) are excluded from the calculation of the weighted-average number of shares outstanding for calculating basic EPS. To calculate diluted EPS, the number of shares is adjusted to include the number of additional shares that would have been outstanding if restricted units and shares were vested and stock options were exercised. In periods of loss, dilutive shares are excluded from the calculation of the diluted EPS and diluted EPS is computed in the same manner as basic EPS.

The calculation of the basic and diluted EPS is as follows:

	Three Months Ended March 31,
	2023	2022
	($000 omitted, except per share)
Numerator:
Net (loss) income attributable to Stewart	(8,190)	57,897

Denominator (000):
Basic average shares outstanding	27,201	26,960
Average number of dilutive shares relating to options	—	265
Average number of dilutive shares relating to grants of restricted units and shares	—	219
Diluted average shares outstanding	27,201	27,444

Basic (loss) earnings per share attributable to Stewart	(0.30)	2.15
Diluted (loss) earnings per share attributable to Stewart	(0.30)	2.11

NOTE 10

Contingent liabilities and commitments. In the ordinary course of business, the Company guarantees the third-party indebtedness of certain of its consolidated subsidiaries. As of March 31, 2023, the maximum potential future payments on the guarantees are not more than the related notes payable recorded in the condensed consolidated balance sheets. The Company also guarantees the indebtedness related to lease obligations of certain of its consolidated subsidiaries. The maximum future obligations arising from these lease-related guarantees are not more than the Company’s future lease obligations, as presented on the condensed consolidated balance sheets, plus lease operating expenses. As of March 31, 2023, the Company also had unused letters of credit aggregating $4.9 million related to workers’ compensation and other insurance. The Company does not expect to make any payments on these guarantees.

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

NOTE 12

Segment information. The Company has three reportable operating segments: the title segment, the real estate solutions segment, and the corporate and other segment. The title segment provides services needed to transfer title to property in a real estate transaction and includes services such as searching, abstracting, examining, closing and insuring the condition of the title to the property. In addition, the title segment includes home and personal insurance services, Internal Revenue Code Section 1031 tax-deferred exchanges, and digital customer engagement platform services. The real estate solutions segment supports the real estate industry and primarily includes credit and real estate information services, valuation management services, online notarization and closing services, and search services. The corporate and other segment is primarily comprised of the parent holding company and centralized administrative services departments.

Selected statement of operations information related to these segments is as follows:

	Three Months Ended March 31,
	2023	2022
	($000 omitted)
Title segment:
Revenues	461,645	729,359
Depreciation and amortization	8,104	6,141
(Loss) income before taxes and noncontrolling interest	(664)	82,783

Real estate solutions segment:
Revenues	62,625	89,391
Depreciation and amortization	6,300	6,796
Income before taxes	1,366	6,791

Corporate and other segment:
Revenues	35	34,166
Depreciation and amortization	502	811
Loss before taxes	(10,858)	(9,963)

Consolidated Stewart:
Revenues	524,305	852,916
Depreciation and amortization	14,906	13,748
(Loss) income before taxes and noncontrolling interest	(10,156)	79,611

The Company does not provide asset information by reportable operating segment as it does not routinely evaluate the asset position by segment. During 2022, the corporate and other segment included results of a real estate brokerage company that was sold during the second quarter 2022.

Total revenues generated in the United States and all international operations are as follows:

	Three Months Ended March 31,
	2023	2022
	($000 omitted)
United States	497,531	809,204
International	26,774	43,712
	524,305	852,916

NOTE 13
Other comprehensive income (loss). Changes in the balances of each component of other comprehensive income (loss) and the related tax effects are as follows:

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount
	($000 omitted)
Net unrealized gains and losses on investments:
Change in net unrealized gains and losses on investments	8,376	1,759	6,617	(25,188)	(5,290)	(19,898)
Reclassification adjustments for realized gains and losses on investments	116	24	92	(234)	(49)	(185)
	8,492	1,783	6,709	(25,422)	(5,339)	(20,083)
Foreign currency translation adjustments	710	112	598	976	356	620
Other comprehensive income (loss)	9,202	1,895	7,307	(24,446)	(4,983)	(19,463)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S OVERVIEW

First quarter 2023 overview. We reported a net loss attributable to Stewart of $8.2 million ($0.30 loss per diluted share) for the first quarter 2023, compared to net income attributable to Stewart of $57.9 million ($2.11 per diluted share) for the first quarter 2022. Pretax loss before noncontrolling interests for the first quarter 2023 was $10.2 million compared to pretax income before noncontrolling interests of $79.6 million for the prior year quarter. The first quarter 2023 results included $1.8 million of pretax net realized and unrealized losses, primarily composed of net unrealized losses on fair value changes of equity securities investments and realized losses on sales of investment securities, while the first quarter 2022 results included $4.1 million of pretax net realized and unrealized gains, primarily composed of net unrealized gains on fair value changes of equity securities investments and realized gains on title plant copy and other asset sales.

Summary results of the title segment are as follows ($ in millions, except pretax margin):

	For the Three Months Ended March 31
	2023	2022	% Chg

Operating revenues	456.9	722.0	(37)%
Investment income	6.6	3.6	82%
Net realized and unrealized (losses) gains	(1.8)	3.8	(148)%
Pretax (loss) income	(0.7)	82.8	(101)%
Pretax margin	(0.1)%	11.4%

Title segment operating revenues for the first quarter 2023 decreased $265.1 million, or 37%, compared to the first quarter 2022, primarily due to volume declines in our direct title and agency operations, while total segment operating expenses decreased $184.3 million, or 28%, primarily due to lower revenues. Agency retention expenses in the first quarter 2023 decreased $125.5 million, or 38%, due to reduced gross agency revenues, while the average independent agency remittance rate in the first quarter 2023 was 17.4% compared to 18.1% in the prior year quarter.

Total title segment employee costs and other operating expenses in the first quarter 2023 decreased $49.6 million, or 18%, compared to the prior year quarter, and as a percentage of operating revenues, these expenses were 50.4% in the first quarter 2023 compared to 38.8% in the first quarter 2022, primarily due to lower revenues in the first quarter 2023. Title loss expense in the first quarter 2023 decreased $11.5 million, or 40%, compared to the prior year quarter, primarily due to lower title revenues. As a percentage of title revenues, title loss expense was 3.9% in the first quarter 2023 compared to 4.0% in the first quarter 2022.

The title segment’s net realized and unrealized losses and gains in the first quarters 2023 and 2022 were primarily driven by fair value changes of equity securities investments and realized losses and gains on sale of investment securities. Additionally, the segment recorded a realized gain of $1.0 million on a title plant copy sale during the first quarter 2022. Investment income in the first quarter 2023 increased $3.0 million, compared to the prior year quarter, primarily as a result of higher interest income resulting from increased interest rates and higher short-term investments in the first quarter 2023. Included in the segment's pretax (loss) income for the first quarters 2023 and 2022 were total acquired intangible asset amortization expenses of $2.8 million and $1.8 million, respectively.

Summary results of the real estate solutions segment are as follows ($ in millions, except pretax margin):

	For the Three Months Ended March 31
	2023	2022	% Chg

Operating revenues	62.6	89.4	(30)%
Pretax income	1.4	6.8	(80)%
Pretax margin	2.2%	7.6%

Operating revenues for the real estate solutions segment decreased $26.8 million, or 30 percent, in the first quarter 2023 compared to the first quarter 2022, primarily due to lower transaction volumes resulting from the current economic environment. Combined employee costs and other operating expenses decreased $20.8 million, or 27 percent, in the first quarter 2023, consistent with lower operating revenues. Included in the pretax income for the first quarters 2023 and 2022 were acquired intangible asset amortization expenses of $5.8 million and $6.4 million, respectively.

In regard to the corporate and other segment, net expenses attributable to corporate operations during the first quarter 2023 were $10.9 million compared to $8.9 million in the prior year quarter, primarily due to higher legal and technology expenses during the first quarter 2023. Segment results for the first quarter 2022 included a real estate brokerage company that was sold in the second quarter 2022 (refer to Note 12 to the condensed consolidated financial statements for segment information).

CRITICAL ACCOUNTING ESTIMATES

The preparation of the Company’s condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures surrounding contingencies and commitments.

Actual results can differ from our accounting estimates. While we do not anticipate significant changes in our estimates, there is a risk that such changes could have a material impact on our consolidated financial condition or results of operations for future periods. During the three months ended March 31, 2023, we made no material changes to our critical accounting estimates as previously disclosed in Management’s Discussion and Analysis in the 2022 Form 10-K.

Operations. Our primary business is title insurance and settlement-related services. We close transactions and issue title policies on homes, commercial and other real properties located in all 50 states, the District of Columbia and international markets through policy-issuing offices, agencies and centralized title services centers. Our real estate solutions operations include credit and real estate information services, valuation management services, online notarization and closing services, and search services. The corporate and other segment includes our parent holding company expenses and certain enterprise-wide overhead costs, along with other businesses not related to title or real estate solutions operations.

Factors affecting revenues. The principal factors that contribute to changes in our operating revenues include:
•interest rates;
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

RESULTS OF OPERATIONS

Comparisons of our results of operations for the three months ended March 31, 2023 with the corresponding periods in the prior year are set forth below. Factors contributing to fluctuations in the results of operations are presented in the order of their monetary significance, and we have quantified, when necessary, significant changes. Segment results are included in the discussions and, when relevant, are discussed separately.

Our statements on home sales and loan activity are based on published U.S. industry data from sources including Fannie Mae, the Mortgage Bankers Association (MBA), the National Association of Realtors® (NAR) and the U.S. Census Bureau as of March 31, 2023. We also use information from our direct title operations.

Operating environment. According to NAR, existing home sales (seasonally-adjusted basis) in March 2023 declined 22% from a year ago and 2% from February 2023, primarily due to the elevated mortgage interest rate environment. The existing home median price in March 2023 was 3% higher compared to February 2023, but was slightly (1%) lower compared to a year ago. In relation to new residential construction (seasonally-adjusted), U.S. housing starts in March 2023 were 17% lower compared to a year ago, and were 1% lower than February 2023, while newly-issued building permits in March 2023 were 25% and 9% lower compared to March 2022 and February 2023, respectively.

In regard to lending activity, single family mortgage originations during the first quarter 2023 decreased 56% to $315 billion compared to the first quarter 2022, primarily driven by lower refinancing transactions, which declined 82% from the prior year quarter, according to Fannie Mae and MBA (averaged). Purchase originations decreased 34% to $254 billion in the first quarter 2023 compared to the first quarter 2022. During the first quarter 2023, the average 30-year fixed interest rate was 6.4% compared to 3.9% during the same quarter in 2022. For the year 2023, Fannie Mae and MBA expect the interest rate to average 5.9%, slightly lower than the 6.0% average observed during 2022, while total originations for the year 2023 are expected to decline 26% compared to 2022.

Title revenues. Direct title revenue information is presented below:

	Three Months Ended March 31,
	2023	2022	Change	% Chg
	($ in millions)
Non-commercial
Domestic	150.3	220.2	(69.9)	(32)%
International	19.2	31.5	(12.3)	(39)%
	169.5	251.7	(82.2)	(33)%
Commercial:
Domestic	32.7	56.4	(23.7)	(42)%
International	5.7	9.7	(4.0)	(41)%
	38.4	66.1	(27.7)	(42)%
Total direct title revenues	207.9	317.8	(109.9)	(35)%

Total non-commercial domestic revenues decreased $69.9 million, or 32%, primarily due to a 50% decline in residential purchase and refinancing transactions during the first quarter 2023 compared to the prior year quarter. Total closed orders during the first quarter 2023 were the lowest for Stewart in over 15 years. Domestic commercial revenues in the first quarter 2023 decreased $23.7 million, or 42%, primarily due to 11% lower commercial orders closed and lower transaction size compared to the prior year quarter. Average domestic commercial fee per file in the first quarter 2023 was $8,300, which was 34% lower compared to $12,700 in the first quarter 2022, while average residential fee per file in the first quarter 2023 increased 30% to $3,400, compared to $2,600 in the prior year quarter due to a higher purchase mix in the first quarter 2023. Total international revenues in the first quarter 2023 declined by $16.3 million, or 40%, primarily as a result of lower transaction volumes in our Canadian operations compared to the prior year quarter.

Orders information for the three months ended March 31 is as follows:

	2023	2022	Change	% Chg
Opened Orders:
Commercial	3,842	6,042	(2,200)	(36)%
Purchase	49,469	68,498	(19,029)	(28)%
Refinance	16,129	40,574	(24,445)	(60)%
Other	4,421	1,642	2,779	169%
Total	73,861	116,756	(42,895)	(37)%

Closed Orders:
Commercial	3,924	4,431	(507)	(11)%
Purchase	31,628	47,326	(15,698)	(33)%
Refinance	9,613	34,487	(24,874)	(72)%
Other	2,734	1,640	1,094	67%
Total	47,899	87,884	(39,985)	(45)%

Gross revenues from independent agency operations declined $155.1 million, or 38%, in the first quarter 2023 compared to the prior year quarter, consistent with the trend of our direct title revenues. Net agency revenues (net of agency retention) decreased $29.7 million, or 41%, in the first quarter 2023 compared to the first quarter 2022, primarily driven by lower gross agency revenues. Refer further to the "Retention by agencies" discussion under Expenses below.

Real estate solutions and other revenues. Real estate solutions and other revenues are comprised of revenues generated by our real estate solutions segment and, for the first quarter 2022, by a real estate brokerage company which we sold during the second quarter 2022. Real estate solutions revenues in the first quarter 2023 decreased $26.8 million, or 30%, compared to the prior year quarter, primarily due to lower transaction volumes resulting from the current elevated interest rate environment, while the disposed real estate brokerage company generated revenues of $33.9 million during the first quarter 2022.

Investment income. Investment income in the first quarter 2023 increased $3.0 million, or 82%, compared to the prior year quarter, primarily as a result of higher interest income resulting from increased interest rates and higher short-term investments in the first quarter 2023.

Net realized and unrealized gains. Refer to Note 5 to the condensed consolidated financial statements.

Expenses. An analysis of expenses is shown below:

	Three Months Ended March 31,
	2023	2022	Change*	% Chg
	($ in millions)
Amounts retained by agencies	205.7	331.2	(125.5)	(38%)
As a % of agency revenues	82.6%	81.9%
Employee costs	170.6	205.0	(34.4)	(17%)
As a % of operating revenues	32.8%	24.3%
Other operating expenses	120.7	189.8	(69.0)	(36%)
As a % of operating revenues	23.2%	22.5%
Title losses and related claims	17.7	29.2	(11.5)	(40%)
As a % of title revenues	3.9%	4.0%
*Changes in amounts may not add due to rounding.

Retention by agencies. Amounts retained by title agencies are based on agreements between agencies and our title underwriters. Amounts retained by independent agencies, as a percentage of revenues generated by them, averaged higher at 82.6% in the first quarter 2023, compared to 81.9% in the prior year quarter, primarily due to higher mix of agency revenues from higher retention states. The average retention percentage may vary from period to period due to the geographical mix of agency operations, the volume of title revenues and, in some states, laws or regulations. Due to the variety of such laws or regulations, as well as competitive factors, the average retention rate can differ significantly from state to state. In addition, a high proportion of our independent agencies are in states with retention rates greater than 80%. We continue to focus on increasing profit margins in every state, increasing premium revenue in states where remittance rates are above 20%, and maintaining the quality of our agency network, which we believe to be the industry’s best, in order to mitigate claims risk and drive consistent future performance. While market share is important in our agency operations channel, we also focus on margins, risk mitigation and profitability.

Employee costs. Consolidated employee costs in the first quarter 2023 decreased $34.4 million, or 17%, compared to the first quarter 2022, primarily resulting from lower salaries and benefit expenses, incentive compensation and temporary labor costs related to lower volumes and 8% lower average employee count in the first quarter 2023. Employee costs for the title and real estate solutions segments decreased $30.8 million, or 17%, and $1.0 million, or 7%, respectively, in the first quarter 2023 compared to the prior year quarter. Total employee costs, as a percentage of total operating revenues, were higher at 32.8% in the first quarter 2023 compared to 24.3% in the prior year quarter, primarily due to lower revenues in the first quarter 2023.

As of March 31, 2023, we had approximately 6,900 employees compared to approximately 7,800 and 7,100 employees as of March 31, 2022 and December 31, 2022, respectively.

Other operating expenses. Other operating expenses include costs that are fixed in nature, costs that follow, to varying degrees, changes in transaction volumes and revenues (variable costs) and costs that fluctuate independently of revenues (independent costs). Costs that are primarily fixed in nature include rent and other occupancy expenses, equipment rental, insurance, repairs and maintenance, technology costs, telecommunications and title plant expenses. Variable costs include appraiser and service expenses related to real estate solutions operations, outside search fees, attorney fee splits, credit losses (on receivables), copy supplies, delivery fees, postage, premium taxes and title plant maintenance expenses. Independent costs include general supplies, litigation defense, business promotion and marketing and travel.

Consolidated other operating expenses in the first quarter 2023 decreased $69.0 million, or 36%, compared to the first quarter 2022, primarily as a result of reduced costs tied to lower title and real estate solutions revenues. Total variable costs decreased $64.6 million, or 51%, primarily driven by lower outside search and appraisal expenses and decreased premium taxes. Total costs that are fixed in nature decreased $2.3 million, or 5%, primarily due to lower rent and occupancy and insurance expenses, while independent costs decreased $2.1 million, or 16%, primarily due to lower marketing, bank fees and general supplies expenses, partially offset by higher legal expenses. As a percentage of total operating revenues, consolidated other operating expenses in the first quarter 2023 was 23.2% compared to 22.5% for the prior year quarter.

Title losses. Provisions for title losses, as a percentage of title operating revenues, were 3.9% for the first quarter 2023 compared to 4.0% for the first quarter 2022. Title loss expense in the first quarter 2023 decreased $11.5 million, or 40%, compared to the prior year quarter, primarily due to lower title revenues in the first quarter 2023. The title loss ratio in any given quarter can be significantly influenced by changes in new large claims incurred, escrow losses and adjustments to reserves for existing large claims.

The composition of title policy loss expense is as follows:

	Three Months Ended March 31,
	2023	2022	Change	% Chg
	($ in millions)
Provisions – known claims:
Current year	2.5	4.8	(2.3)	(48)%
Prior policy years	18.0	14.9	3.1	21%
	20.5	19.7	0.8	4%
Provisions – IBNR
Current year	14.7	24.1	(9.4)	(39)%
Prior policy years	0.5	0.3	0.2	67%
	15.2	24.4	(9.2)	(38)%
Transferred from IBNR to known claims	(18.0)	(14.9)	(3.1)	21%
Total provisions	17.7	29.2	(11.5)	(39)%

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

Current year IBNR provisions in the first quarter 2023 decreased $9.4 million, or 39%, compared to the prior year quarter, primarily due to lower title revenues. As a percentage of title operating revenues, provisions - IBNR for the current policy year were 3.2% and 3.3% for the first quarters 2023 and 2022, respectively. Cash claim payments in the first quarter 2023 were higher by $13.2 million, or 65%, primarily driven by payments on existing large claims and non-large claims related to prior policy years. We continue to manage and resolve large claims prudently and in keeping with our commitments to our policyholders.

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

Total title policy loss reserve balances are as follows:

	March 31, 2023	December 31, 2022
	($ in millions)
Known claims	74.3	87.3
IBNR	459.1	462.1
Total estimated title losses	533.4	549.4

The actual timing of estimated title loss payments may vary since claims, by their nature, are complex and paid over long periods of time. Based on historical payment patterns, the outstanding loss reserves are substantially paid out within eight years. As a result, the estimate of the ultimate amount to be paid on any claim may be modified over that time period. Due to the inherent uncertainty in predicting future title policy losses, significant judgment is required by both our management and our third party actuaries in estimating reserves. As a consequence, our ultimate liability may be materially greater or less than current reserves and/or our third party actuary’s calculated estimates.

Depreciation and amortization. Depreciation and amortization expenses increased $1.2 million, or 8%, in the first quarter 2023 compared to the prior year quarter, primarily due to increased depreciation expenses related to internal-use systems placed into operation starting in the second quarter 2022.

Income taxes. Our effective tax rates, based on (loss) income before taxes and after deducting income attributable to noncontrolling interests, were 38% in the first quarter 2023 compared to 23% in the first quarter 2022. Excluding discrete tax adjustments, primarily related to increased utilization of net operating loss carryforwards of prior years' acquisitions, the effective tax rate for the first quarter 2023 would have been 25%.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources reflect our ability to generate cash flow to meet our obligations to stockholders, customers (payments to satisfy claims on title policies), vendors, employees, lenders and others. As of March 31, 2023, our total cash and investments, including amounts related to statutory premium reserves requirements aggregated $891.0 million. Of our total cash and investments at March 31, 2023, $505.6 million ($230.2 million, net of statutory premium reserves) was held in the United States and the rest internationally (principally in Canada).

As a holding company, the parent company is funded principally by cash from its subsidiaries' earnings in the form of dividends, operating and other administrative expense reimbursements and pursuant to intercompany tax sharing agreements. Cash held at the parent company and its unregulated subsidiaries (which totaled $48.4 million at March 31, 2023) is available for funding the parent company's operating expenses, interest payments on debt and dividend payments to common stockholders. The parent company also receives distributions from Stewart Title Guaranty Company (Guaranty), its regulated title insurance underwriter, to meet cash requirements for acquisitions and other strategic investments.

A substantial majority of our consolidated cash and investments as of March 31, 2023 was held by Guaranty and its subsidiaries. The use and investment of these funds, dividends to the parent company, and cash transfers between Guaranty and its subsidiaries and the parent company are subject to certain legal and regulatory restrictions. In general, Guaranty uses its cash and investments in excess of its legally-mandated statutory premium reserve (established in accordance with requirements under Texas law) to fund its insurance operations, including claims payments. Guaranty may also, subject to certain limitations, provide funds to its subsidiaries (whose operations consist principally of field title offices and real estate solutions operations) for their operating and debt service needs.

We maintain investments in accordance with certain statutory requirements for the funding of statutory premium reserves. Statutory reserve funds are required to be fully funded and invested in high-quality securities and short-term investments. Statutory reserve funds are not available for current claim payments, which must be funded from current operating cash flow. Included in investments in debt and equity securities are statutory reserve funds of approximately $541.6 million and $544.0 million at March 31, 2023 and December 31, 2022, respectively. In addition, included within cash and cash equivalents are statutory reserve funds of approximately $10.3 million and $8.6 million at March 31, 2023 and December 31, 2022, respectively. As of March 31, 2023, our known claims reserve totaled $74.3 million and our estimate of claims that may be reported in the future, under generally accepted accounting principles, totaled $459.1 million. In addition to this, we had cash and investments (excluding equity method investments) of $263.9 million, which are available for underwriter operations, including claims payments, and acquisitions.

The ability of Guaranty to pay dividends to its parent is governed by Texas insurance law. The Texas Department of Insurance (TDI) must be notified of any dividend declared, and any dividend in excess of the greater of the statutory net operating income or 20% of surplus (which was approximately $158.1 million as of December 31, 2022) would be, by regulation, considered extraordinary and subject to pre-approval by the TDI. Also, the Texas Insurance Commissioner may raise an objection to a planned distribution during the notification period. Guaranty’s actual ability or intent to pay dividends to its parent may be constrained by business and regulatory considerations, such as the impact of dividends on surplus and liquidity, which could affect its ratings and competitive position, the amount of insurance it can write and its ability to pay future dividends. During the three months ended March 31, 2023 and 2022, no dividends have been paid by Guaranty to the parent company.

As the parent company conducts no operations apart from its wholly-owned subsidiaries, the discussion below focuses on consolidated cash flows.

	Three Months Ended March 31,
	2023	2022
	($ in millions)
Net cash (used) provided by operating activities	(51.1)	34.9
Net cash used by investing activities	(4.8)	(65.2)
Net cash used by financing activities	(17.4)	(58.6)

Operating activities. Our principal sources of cash from operations are premiums on title policies and revenue from title service-related transactions, real estate solutions and other operations. Our independent agencies remit cash to us net of their contractual retention. Our principal cash expenditures for operations are employee costs, operating costs and title claims payments.

Net cash used by operations in the first quarter 2023 was $51.1 million compared to net cash provided by operations of $34.9 million in the first quarter 2022, primarily driven by the net loss and higher claims payments for the first quarter 2023. Although our business is labor intensive, we are focused on a cost-effective, scalable business model which includes utilization of technology, centralized back and middle office functions and business process outsourcing. We are continuing our emphasis on cost management, especially in light of the current economic environment due to elevated mortgage interest rates, specifically focusing on lowering unit costs of production and improving operating margins in our direct title and real estate solutions operations. Our plans to improve margins include additional automation of manual processes, further consolidation of our various systems and production operations, and full integration of acquisitions. We continue to invest in the technology necessary to accomplish these goals.

Investing activities. Net cash used by investing activities is primarily driven by proceeds from matured and sold investments, purchases of investments, capital expenditures and acquisition of businesses. During the first quarter 2023, total proceeds from securities investments sold and matured were $52.1 million compared to $33.6 million during the same period in 2022, while cash used for purchases of securities investments was $24.0 million in the first quarter 2023 compared to $66.9 million in the first quarter 2022.

We used $21.5 million and $17.9 million of net cash for acquisitions in the title and real estate solutions segments during the first quarters 2023 and 2022, respectively. We also used $8.9 million and $12.3 million of cash for purchases of property and equipment during the first quarters 2023 and 2022, respectively. We maintain investment in capital expenditures at a level that enables us to implement technologies for increasing our operational and back-office efficiencies and to pursue growth in key markets.

Financing activities and capital resources. Total debt and stockholders’ equity were $445.1 million and $1.36 billion, respectively, as of March 31, 2023. During the first quarters 2023 and 2022, payments on notes payable of $5.5 million and $37.3 million, respectively, and notes payable additions of $3.5 million and $0.1 million, respectively, were related to short-term loan agreements in connection with our Section 1031 tax-deferred property exchange (Section 1031) business.

At March 31, 2023, our line of credit facility was fully available, while our debt-to-equity and debt-to-capitalization ratios, excluding our Section 1031 notes, were approximately 33% and 25%, respectively. During the first quarter 2023, we paid total dividends of $12.3 million ($0.45 per common share), compared to the total dividends paid in the same period in 2022 of $10.1 million ($0.38 per common share).

We believe we have sufficient liquidity and capital resources to meet the cash needs of our ongoing operations, including consideration of the current economic and real estate environment created by the higher mortgage interest rates. However, we may determine that additional debt or equity funding is warranted to provide liquidity for achievement of strategic goals or acquisitions or for unforeseen circumstances. Other than scheduled maturities of debt, operating lease payments and anticipated claims payments, we have no material contractual commitments. We expect that cash flows from operations and cash available from our underwriters, subject to regulatory restrictions, will be sufficient to fund our operations, including claims payments. However, to the extent that these funds are not sufficient, we may be required to borrow funds on terms less favorable than we currently have or seek funding from the equity market, which may not be successful or may be on terms that are dilutive to existing stockholders.

Contingent liabilities and commitments. See discussion of contingent liabilities and commitments in Note 10 to the condensed consolidated financial statements.

Other comprehensive income (loss). Unrealized gains and losses on available-for-sale debt securities investments and changes in foreign currency exchange rates are reported net of deferred taxes in accumulated other comprehensive income (loss), a component of stockholders’ equity, until they are realized. During the first quarter 2023, net unrealized investment gains of $6.7 million, net of taxes, which increased our other comprehensive income, were primarily related to net increases in the fair values of our corporate and foreign bond securities investments, primarily driven by the lower interest rates during the first quarter 2023. During the first quarter 2022, net unrealized investment losses of $20.1 million, net of taxes, which increased our other comprehensive loss, were primarily related to net decreases in the fair values of our corporate and foreign bond securities investments, primarily driven by the effect of higher interest rates and credit spreads.

Changes in foreign currency exchange rates, primarily related to our Canadian and United Kingdom operations, increased our other comprehensive income, net of taxes, by $0.6 million for both the first quarters 2023 and 2022.

Off-balance sheet arrangements. We do not have any material source of liquidity or financing that involves off-balance sheet arrangements, other than our contractual obligations under operating leases. We also routinely hold funds in segregated escrow accounts pending the closing of real estate transactions and have qualified intermediaries in tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code. The Company holds the proceeds from these transactions until a qualifying exchange can occur. In accordance with industry practice, these segregated accounts are not included on the balance sheet. See Note 15 in our 2022 Form 10-K.

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

The above risks and uncertainties, as well as others, are discussed in more detail in our documents filed with the Securities and Exchange Commission, including in Part I, Item 1A "Risk Factors" in our 2022 Form 10-K, and as may be further updated and supplemented from time to time in our future Quarterly Reports on Form 10-Q, and our Current Reports on Form 8-K filed subsequently. All forward-looking statements included in this report are expressly qualified in their entirety by such cautionary statements. We expressly disclaim any obligation to update, amend or clarify any forward-looking statements contained in this report to reflect events or circumstances that may arise after the date hereof, except as may be required by applicable law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes during the quarter ended March 31, 2023 in our investment strategies, types of financial instruments held or the risks associated with such instruments that would materially alter the market risk disclosures made in our 2022 Form 10-K.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. Our principal executive officer and principal financial officer are responsible for establishing and maintaining disclosure controls and procedures. They evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2023, and have concluded that, as of such date, our disclosure controls and procedures are adequate and effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting during the quarter ended March 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

See discussion of legal proceedings in Note 11 to the condensed consolidated financial statements included in Item 1 of Part I of this Report, which is incorporated by reference into this Part II, Item 1, as well as Item 3. Legal Proceedings, in our 2022 Form 10-K.

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in our 2022 Form 10-K. There have been no material changes to our risk factors since our 2022 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases of our Common Stock during the three months ended March 31, 2023, except for repurchases of approximately 30,300 shares (aggregate purchase price of approximately $1.3 million) related to the statutory income tax withholding on the vesting of restricted unit grants to executives and senior management employees.

Item 5. Other Information

Book value per share. Our book value per share was $49.64 and $50.21 as of March 31, 2023 and December 31, 2022, respectively. As of March 31, 2023, our book value per share was based on approximately $1.35 billion of stockholders’ equity attributable to Stewart and 27,245,097 shares of Common Stock outstanding. As of December 31, 2022, our book value per share was based on approximately $1.36 billion of stockholders’ equity attributable to Stewart and 27,130,412 shares of Common Stock outstanding.

Item 6. Exhibits

Exhibit
3.1	—	Restated Certificate of Incorporation of the Registrant, dated April 28, 2016 (incorporated by reference in this report from Exhibit 3.1 of the Current Report on Form 8-K filed April 29, 2016)
3.2	—	Fifth Amended and Restated By-Laws of the Registrant, as of December 27, 2022 (incorporated by reference in this report from Exhibit 3.1 of the Current Report on Form 8-K filed December 30, 2022)
10.1†*	—	Form of 2023 Stock Unit Award Agreement, effective March 8, 2023, by and between the Registrant and its executive officers
10.2†*	—	Form of 2023 Restricted Stock Unit Agreement, effective March 8, 2023, by and between the Registrant and its executive officers
31.1*	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	—	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	—	XBRL Taxonomy Extension Schema Document
101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	—	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document
104*	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith
† Management contract or compensatory plan

SIGNATURE
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 8, 2023
Date

Stewart Information Services Corporation
Registrant

By:	/s/ David C. Hisey
David C. Hisey, Chief Financial Officer, Secretary and Treasurer