Form 10-Q
period 2023-06-30
STEWART INFORMATION SERVICES CORP
filed 2023-08-08
CIK 94344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☑
On August 1, 2023, there were 27,346,403 outstanding shares of the issuer's Common Stock.

FORM 10-Q QUARTERLY REPORT
QUARTER ENDED JUNE 30, 2023

As used in this report, “we,” “us,” “our,” "Registrant," the “Company” and “Stewart” mean Stewart Information Services Corporation and our subsidiaries, unless the context indicates otherwise.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	($000 omitted, except per share)
Revenues
Title revenues:
Direct operations	257,994	351,122	465,864	668,956
Agency operations	208,755	409,931	457,775	814,076
Real estate solutions and other	71,387	88,186	133,978	211,415
Operating revenues	538,136	849,239	1,057,617	1,694,447
Investment income	12,123	6,739	18,722	10,361
Net realized and unrealized losses	(1,105)	(11,905)	(2,883)	(7,820)
	549,154	844,073	1,073,456	1,696,988
Expenses
Amounts retained by agencies	171,776	339,847	377,514	671,039
Employee costs	182,666	210,246	353,217	415,228
Other operating expenses	129,333	162,008	250,073	351,756
Title losses and related claims	19,802	26,398	37,476	55,619
Depreciation and amortization	15,528	14,288	30,434	28,037
Interest	4,875	4,507	9,724	8,918
	523,980	757,294	1,058,438	1,530,597
Income before taxes and noncontrolling interests	25,174	86,779	15,018	166,391
Income tax expense	(5,392)	(19,894)	(454)	(37,594)
Net income	19,782	66,885	14,564	128,797
Less net income attributable to noncontrolling interests	3,967	5,225	6,939	9,240
Net income attributable to Stewart	15,815	61,660	7,625	119,557

Net income	19,782	66,885	14,564	128,797
Other comprehensive (loss) income, net of taxes:
Foreign currency translation adjustments	4,254	(8,181)	4,852	(7,561)
Change in net unrealized gains and losses on investments	(5,765)	(12,694)	852	(32,592)
Reclassification adjustments for realized gains and losses on investments	221	(117)	313	(302)
Other comprehensive (loss) income, net of taxes:	(1,290)	(20,992)	6,017	(40,455)
Comprehensive income	18,492	45,893	20,581	88,342
Less net income attributable to noncontrolling interests	3,967	5,225	6,939	9,240
Comprehensive income attributable to Stewart	14,525	40,668	13,642	79,102

Basic average shares outstanding (000)	27,255	27,018	27,228	26,989
Basic earnings per share attributable to Stewart	0.58	2.28	0.28	4.43
Diluted average shares outstanding (000)	27,444	27,293	27,402	27,377
Diluted earnings per share attributable to Stewart	0.58	2.26	0.28	4.37
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2023 (Unaudited)	December 31, 2022
	($000 omitted)
Assets
Cash and cash equivalents	190,039	248,367
Short-term investments	26,566	24,318
Investments, at fair value:
Debt securities (amortized cost of $635,247 and $646,728)	601,927	611,934
Equity securities	78,226	98,149
	680,153	710,083
Receivables:
Premiums from agencies	40,601	39,921
Trade and other	73,218	67,348
Income taxes	9,661	10,281
Notes	13,464	7,482
Allowance for uncollectible amounts	(7,853)	(7,309)
	129,091	117,723
Property and equipment:
Land	2,545	2,545
Buildings	19,094	18,761
Furniture and equipment	226,455	213,707
Accumulated depreciation	(166,331)	(153,474)
	81,763	81,539
Operating lease assets	128,167	127,830
Title plants, at cost	73,358	73,358
Investments on equity method basis	4,073	4,575
Goodwill	1,074,678	1,072,982
Intangible assets, net of amortization	204,509	199,084
Deferred tax assets	2,582	2,590
Other assets	82,859	75,430
	2,677,838	2,737,879
Liabilities
Notes payable	445,027	447,006
Accounts payable and accrued liabilities	167,564	196,541
Operating lease liabilities	146,649	148,003
Estimated title losses	524,141	549,448
Deferred tax liabilities	28,462	26,616
	1,311,843	1,367,614
Contingent liabilities and commitments
Stockholders’ equity
Common Stock ($1 par value) and additional paid-in capital	332,025	324,344
Retained earnings	1,074,458	1,091,816
Accumulated other comprehensive loss:
Foreign currency translation adjustments	(19,004)	(23,856)
Net unrealized losses on debt securities investments	(26,322)	(27,487)
Treasury stock – 352,161 common shares, at cost	(2,666)	(2,666)
Stockholders’ equity attributable to Stewart	1,358,491	1,362,151
Noncontrolling interests	7,504	8,114
Total stockholders’ equity (27,266,830 and 27,130,412 shares outstanding)	1,365,995	1,370,265
	2,677,838	2,737,879
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2023	2022
	($000 omitted)
Reconciliation of net income to cash (used) provided by operating activities:
Net income	14,564	128,797
Add (deduct):
Depreciation and amortization	30,434	28,037
Adjustments for bad debt provisions	1,443	(157)
Net realized and unrealized losses	2,883	7,820
Amortization of net premium on debt securities investments	387	1,382
Payments for title losses (in excess of) less than provisions	(27,468)	16,902
Adjustments for insurance recoveries of title losses	—	220
(Increase) decrease in receivables – net	(6,692)	2,907
Increase in other assets – net	(5,859)	(6,720)
Decrease in accounts payable and other liabilities – net	(34,042)	(68,475)
Change in net deferred income taxes	585	515
Net income from equity method investments	(378)	(1,860)
Dividends received from equity method investments	876	2,150
Stock-based compensation expense	7,043	6,440
Other – net	269	229
Cash (used) provided by operating activities	(15,955)	118,187
Investing activities:
Proceeds from sales of investments in securities	39,488	28,769
Proceeds from matured investments in debt securities	55,250	23,521
Purchases of investments in securities	(55,461)	(117,913)
Net purchases of short-term investments	(2,838)	(189)
Purchases of property and equipment, and real estate	(15,495)	(26,226)
Proceeds from sale of property and equipment and other assets	106	1,033
Cash paid for acquisition of businesses	(22,400)	(23,310)
Increase in notes receivable	(6,360)	(3,667)
Other – net	400	6,840
Cash used by investing activities	(7,310)	(111,142)
Financing activities:
Proceeds from notes payable	3,538	5,721
Payments on notes payable	(5,776)	(44,553)
Distributions to noncontrolling interests	(7,549)	(9,483)
Repurchases of Common Stock	(1,353)	(2,551)
Proceeds from stock option and employee stock purchase plan exercises	1,991	2,713
Cash dividends paid	(24,531)	(20,258)
Payment of contingent consideration related to acquisitions	(2,000)	(15,997)
Other - net	—	94
Cash used by financing activities	(35,680)	(84,314)
Effects of changes in foreign currency exchange rates	617	(3,340)
Change in cash and cash equivalents	(58,328)	(80,609)
Cash and cash equivalents at beginning of period	248,367	485,919
Cash and cash equivalents at end of period	190,039	405,310
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	Common Stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) income	Treasury stock	Noncontrolling interests	Total
	($000 omitted)
Six Months Ended June 30, 2023
Balance at December 31, 2022	27,483	296,861	1,091,816	(51,343)	(2,666)	8,114	1,370,265
Net income attributable to Stewart	—	—	7,625	—	—	—	7,625
Dividends on Common Stock ($0.90 per share)	—	—	(24,983)	—	—	—	(24,983)
Stock-based compensation	117	6,926	—	—	—	—	7,043
Stock repurchases	(32)	(1,321)	—	—	—	—	(1,353)
Stock option and employee stock purchase plan exercises	52	1,939	—	—	—	—	1,991
Change in net unrealized gains and losses on investments, net of taxes	—	—	—	852	—	—	852
Reclassification adjustment for realized gains and losses on investments, net of taxes	—	—	—	313	—	—	313
Foreign currency translation adjustments, net of taxes	—	—	—	4,852	—	—	4,852
Net income attributable to noncontrolling interests	—	—	—	—	—	6,939	6,939
Distributions to noncontrolling interests	—	—	—	—	—	(7,549)	(7,549)
Balance at June 30, 2023	27,620	304,405	1,074,458	(45,326)	(2,666)	7,504	1,365,995

Six Months Ended June 30, 2022
Balance at December 31, 2021	27,246	282,376	974,800	253	(2,666)	12,726	1,294,735
Net income attributable to Stewart	—	—	119,557	—	—	—	119,557
Dividends on Common Stock ($0.75 per share)	—	—	(20,569)	—	—	—	(20,569)
Stock-based compensation	126	6,314	—	—	—	—	6,440
Stock repurchases	(37)	(2,514)	—	—	—	—	(2,551)
Stock option and employee stock purchase plan exercises	55	2,658	—	—	—	—	2,713
Change in net unrealized gains and losses on investments, net of taxes	—	—	—	(32,592)	—	—	(32,592)
Reclassification adjustment for realized gains and losses on investments, net of taxes, net of taxes	—	—	—	(302)	—	—	(302)
Foreign currency translation adjustments, net of taxes	—	—	—	(7,561)	—	—	(7,561)
Net income attributable to noncontrolling interests	—	—	—	—	—	9,240	9,240
Distributions to noncontrolling interests	—	—	—	—	—	(9,483)	(9,483)
Net effect of other changes in ownership	—	—	—	—	—	194	194
Balance at June 30, 2022	27,390	288,834	1,073,788	(40,202)	(2,666)	12,677	1,359,821
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	Common Stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Noncontrolling interests	Total
	($000 omitted)
Three Months Ended June 30, 2023
Balance at March 31, 2023	27,598	300,225	1,071,320	(44,036)	(2,666)	7,311	1,359,752
Net income attributable to Stewart	—	—	15,815	—	—	—	15,815
Dividends on Common Stock ($0.45 per share)	—	—	(12,677)	—	—	—	(12,677)
Stock-based compensation	24	4,260	—	—	—	—	4,284
Stock repurchases	(2)	(80)	—	—	—	—	(82)
Change in net unrealized gains and losses on investments, net of taxes	—	—	—	(5,765)	—	—	(5,765)
Reclassification adjustment for realized gains and losses on investments, net of taxes	—	—	—	221	—	—	221
Foreign currency translation adjustments, net of taxes	—	—	—	4,254	—	—	4,254
Net income attributable to noncontrolling interests	—	—	—	—	—	3,967	3,967
Distributions to noncontrolling interests	—	—	—	—	—	(3,774)	(3,774)
Balance at June 30, 2023	27,620	304,405	1,074,458	(45,326)	(2,666)	7,504	1,365,995

Three Months Ended June 30, 2022
Balance at March 31, 2022	27,367	284,524	1,022,456	(19,210)	(2,666)	12,317	1,324,788
Net income attributable to Stewart	—	—	61,660	—	—	—	61,660
Dividends on Common Stock ($0.38 per share)	—	—	(10,328)	—	—	—	(10,328)
Stock-based compensation	18	4,183	—	—	—	—	4,201
Stock repurchases	(1)	(88)	—	—	—	—	(89)
Stock option exercises	6	215					221
Change in net unrealized gains and losses on investments, net of taxes	—	—	—	(12,694)	—	—	(12,694)
Reclassification adjustment for realized gains and losses on investments, net of taxes, net of taxes	—	—	—	(117)	—	—	(117)
Foreign currency translation adjustments, net of taxes	—	—	—	(8,181)	—	—	(8,181)
Net income attributable to noncontrolling interests	—	—	—	—	—	5,225	5,225
Distributions to noncontrolling interests	—	—	—	—	—	(4,915)	(4,915)
Net effect of other changes in ownership	—	—	—	—	—	50	50
Balance at June 30, 2022	27,390	288,834	1,073,788	(40,202)	(2,666)	12,677	1,359,821
See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1

Interim financial statements. The financial information contained in this report for the three and six months ended June 30, 2023 and 2022, and as of June 30, 2023, is unaudited. This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission on February 28, 2023 (2022 Form 10-K).

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

C. Restrictions on cash and investments. The Company maintains investments in accordance with certain statutory requirements for the funding of statutory premium reserves. Statutory reserve funds are required to be fully funded and invested in high-quality securities and short-term investments. Statutory reserve funds are not available for current claim payments, which must be funded from current operating cash flow. Included in investments in debt and equity securities are statutory reserve funds of approximately $519.5 million and $544.0 million at June 30, 2023 and December 31, 2022, respectively. In addition, included within cash and cash equivalents are statutory reserve funds of approximately $10.2 million and $8.6 million at June 30, 2023 and December 31, 2022, respectively. Although these cash statutory reserve funds are not restricted or segregated in depository accounts, they are required to be held pursuant to state statutes. If the Company fails to maintain minimum investments or cash and cash equivalents sufficient to meet statutory requirements, the Company may be subject to fines or other penalties, including potential revocation of its business license. These funds are not available for any other purpose. In the event that insurance regulators adjust the determination of the statutory premium reserves of the Company’s title insurers, these restricted funds as well as statutory surplus would correspondingly increase or decrease.

NOTE 2

Revenues. The Company's operating revenues, summarized by type, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	($000 omitted)
Title insurance premiums:
Direct	170,677	231,721	301,494	437,283
Agency	208,755	409,931	457,775	814,076
Escrow fees	42,323	61,497	75,250	117,289
Real estate solutions and abstract fees	89,811	104,213	166,971	213,015
Other revenues	26,570	41,877	56,127	112,784
	538,136	849,239	1,057,617	1,694,447

NOTE 3

Investments in debt and equity securities. As of June 30, 2023 and December 31, 2022, the net unrealized investment gains relating to investments in equity securities held were $13.6 million and $19.2 million, respectively (refer to Note 5).

The amortized costs and fair values of investments in debt securities are as follows:

	June 30, 2023		December 31, 2022
	Amortized costs	Fair values	Amortized costs	Fair values
	($000 omitted)
Municipal	26,273	25,949	30,104	29,835
Corporate	249,888	233,200	272,362	254,316
Foreign	326,937	311,354	315,184	299,137
U.S. Treasury Bonds	32,149	31,424	29,078	28,646
	635,247	601,927	646,728	611,934

Foreign debt securities consist of Canadian government, provincial and corporate bonds, United Kingdom treasury and corporate bonds, and Mexican government bonds.

Gross unrealized gains and losses on investments in debt securities are as follows:

	June 30, 2023		December 31, 2022
	Gains	Losses	Gains	Losses
	($000 omitted)
Municipal	1	325	3	272
Corporate	433	17,121	489	18,535
Foreign	293	15,876	165	16,212
U.S. Treasury Bonds	12	737	21	453
	739	34,059	678	35,472

Debt securities as of June 30, 2023 mature, according to their contractual terms, as follows (actual maturities may differ due to call or prepayment rights):

	Amortized costs	Fair values
	($000 omitted)
In one year or less	90,765	88,947
After one year through five years	357,970	337,352
After five years through ten years	171,140	162,291
After ten years	15,372	13,337
	635,247	601,927

Gross unrealized losses on investments in debt securities and the fair values of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2023, were:

	Less than 12 months		More than 12 months		Total
	Losses	Fair values	Losses	Fair values	Losses	Fair values
	($000 omitted)
Municipal	191	20,666	134	4,033	325	24,699
Corporate	1,990	50,979	15,131	165,730	17,121	216,709
Foreign	1,335	84,849	14,541	206,510	15,876	291,359
U.S. Treasury Bonds	656	28,748	81	1,278	737	30,026
	4,172	185,242	29,887	377,551	34,059	562,793

The number of specific debt investment holdings held in an unrealized loss position as of June 30, 2023 was 356. Of these securities, 216 were in unrealized loss positions for more than 12 months. Total gross unrealized investment losses at June 30, 2023 slightly improved compared to December 31, 2022 primarily due to slower interest rate increases during 2023. Since the Company does not intend to sell and will more likely than not maintain each investment security until its maturity or anticipated recovery in value, and no significant credit risk is deemed to exist, these investments are not considered as credit-impaired. The Company believes its investment portfolio is diversified and expects no material loss to result from the failure to perform by issuers of the debt securities it holds. Investments made by the Company are not collateralized.

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

As of June 30, 2023, financial instruments measured at fair value on a recurring basis are summarized below:

	Level 1	Level 2	Fair value measurements
	($000 omitted)
Investments in securities:
Debt securities:
Municipal	—	25,949	25,949
Corporate	—	233,200	233,200
Foreign	—	311,354	311,354
U.S. Treasury Bonds	—	31,424	31,424
Equity securities	78,226	—	78,226
	78,226	601,927	680,153

As of December 31, 2022, financial instruments measured at fair value on a recurring basis are summarized below:

	Level 1	Level 2	Fair value measurements
	($000 omitted)
Investments in securities:
Debt securities:
Municipal	—	29,835	29,835
Corporate	—	254,316	254,316
Foreign	—	299,137	299,137
U.S. Treasury Bonds	—	28,646	28,646
Equity securities	98,149	—	98,149
	98,149	611,934	710,083

As of June 30, 2023 and December 31, 2022, Level 1 financial instruments consist of equity securities. Level 2 financial instruments consist of municipal, governmental, and corporate bonds, both U.S. and foreign. In accordance with the Company’s policies and guidelines which incorporate relevant statutory requirements, the Company’s third-party registered investment manager invests only in securities rated as investment grade or higher by the major rating services, where observable valuation inputs are significant. The fair value of the Company's investments in debt and equity securities is primarily determined using a third-party pricing service provider. The third-party pricing service provider calculates the fair values using both market approach and model valuation methods, as well as pricing information obtained from brokers, dealers and custodians. Management ensures the reasonableness of the third-party service valuations by comparing them with pricing information from the Company's investment manager.

NOTE 5

Net realized and unrealized gains. Realized and unrealized gains and losses are detailed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	($000 omitted)
Realized gains	278	1,683	339	3,277
Realized losses	(3,430)	(3,671)	(4,177)	(3,839)
Net unrealized investment gains (losses) recognized on equity securities still held at end of period	2,047	(9,917)	955	(7,258)
	(1,105)	(11,905)	(2,883)	(7,820)

Realized losses during the second quarter and first six months of 2023 included a $3.2 million contingent receivable loss adjustment resulting from a previous disposition of a business, while realized gains and losses during the second quarter and first six months of 2022 included a loss of $3.6 million from the same disposition of a business, partially offset by a $1.0 million gain from an acquisition contingent liability adjustment.

Investment gains and losses recognized related to investments in equity securities are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	($000 omitted)
Net investment gains (losses) recognized on equity securities during the period	1,988	(9,366)	232	(6,795)
Less: Net realized (losses) gains on equity securities sold during the period	(59)	551	(723)	463
Net unrealized investment gains (losses) recognized on equity securities still held at end of period	2,047	(9,917)	955	(7,258)

Proceeds from sales of investments in securities are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	($000 omitted)
Proceeds from sales of debt securities	7,433	11,002	14,879	28,282
Proceeds from sales of equity securities	5,283	117	24,609	487
Total proceeds from sales of investments in securities	12,716	11,119	39,488	28,769

NOTE 6

Goodwill. The summary of changes in goodwill is as follows:

	Title	Real Estate Solutions	Corporate and Other	Consolidated Total
	($000 omitted)
Balances at December 31, 2022	720,478	352,504	—	1,072,982
Acquisitions	4,674	18,000	—	22,674
Purchase accounting adjustments	(20,978)	—	—	(20,978)
Balances at June 30, 2023	704,174	370,504	—	1,074,678

During the first six months of 2023, goodwill recorded in the real estate solutions and title segments was related to acquisitions of a financial and personal information online verification services provider and several title offices, respectively, while title purchase accounting adjustments were primarily related to provisional recognition of intangible assets (customer relationships) related to recent acquisitions.

NOTE 7

Estimated title losses. A summary of estimated title losses for the six months ended June 30 is as follows:

	2023	2022
	($000 omitted)
Balances at January 1	549,448	549,614
Provisions:
Current year	36,773	55,760
Previous policy years	703	(141)
Total provisions	37,476	55,619
Payments, net of recoveries:
Current year	(6,990)	(8,927)
Previous policy years	(57,954)	(29,790)
Total payments, net of recoveries	(64,944)	(38,717)
Effects of changes in foreign currency exchange rates	2,161	(3,835)
Balances at June 30	524,141	562,681
Loss ratios as a percentage of title operating revenues:
Current year provisions	4.0%	3.8%
Total provisions	4.1%	3.8%

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

During the first six months of 2023 and 2022, the Company granted time-based and performance-based restricted stock units with an aggregate grant-date fair values of $12.0 million (293,000 units with an average grant price per unit of $41.01) and $11.2 million (174,000 units with an average grant price per unit of $64.15).

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

The calculation of the basic and diluted EPS is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	($000 omitted, except per share)
Numerator:
Net income attributable to Stewart	15,815	61,660	7,625	119,557

Denominator (000):
Basic average shares outstanding	27,255	27,018	27,228	26,989
Average number of dilutive shares relating to options	43	154	52	226
Average number of dilutive shares relating to grants of restricted units and shares	146	121	122	162
Diluted average shares outstanding	27,444	27,293	27,402	27,377

Basic earnings per share attributable to Stewart	0.58	2.28	0.28	4.43
Diluted earnings per share attributable to Stewart	0.58	2.26	0.28	4.37

NOTE 10

Contingent liabilities and commitments. In the ordinary course of business, the Company guarantees the third-party indebtedness of certain of its consolidated subsidiaries. As of June 30, 2023, the maximum potential future payments on the guarantees are not more than the related notes payable recorded in the condensed consolidated balance sheets. The Company also guarantees the indebtedness related to lease obligations of certain of its consolidated subsidiaries. The maximum future obligations arising from these lease-related guarantees are not more than the Company’s future lease obligations, as presented on the condensed consolidated balance sheets, plus lease operating expenses. As of June 30, 2023, the Company also had unused letters of credit aggregating $4.9 million related to workers’ compensation and other insurance. The Company does not expect to make any payments on these guarantees.

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

Selected statement of income information related to these segments is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	($000 omitted)
Title segment:
Revenues	480,825	759,035	942,468	1,488,393
Depreciation and amortization	8,883	7,489	16,986	13,631
Income before taxes and noncontrolling interest	35,459	93,595	34,794	176,375

Real estate solutions segment:
Revenues	71,411	82,864	134,035	172,255
Depreciation and amortization	6,280	6,381	12,581	13,177
Income before taxes	3,282	6,095	4,648	12,886

Corporate and other segment:
Revenues (net realized losses)	(3,082)	2,174	(3,047)	36,340
Depreciation and amortization	365	418	867	1,229
Loss before taxes	(13,567)	(12,911)	(24,424)	(22,870)

Consolidated Stewart:
Revenues	549,154	844,073	1,073,456	1,696,988
Depreciation and amortization	15,528	14,288	30,434	28,037
Income before taxes and noncontrolling interest	25,174	86,779	15,018	166,391

The Company does not provide asset information by reportable operating segment as it does not routinely evaluate the asset position by segment. During 2022, the corporate and other segment included results of a real estate brokerage company that was sold during the second quarter 2022.

Total revenues generated in the United States and all international operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	($000 omitted)
United States	514,699	791,447	1,012,228	1,600,651
International	34,455	52,626	61,228	96,337
	549,154	844,073	1,073,456	1,696,988

NOTE 13
Other comprehensive (loss) income. Changes in the balances of each component of other comprehensive (loss) income and the related tax effects are as follows:

	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022
	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount
	($000 omitted)
Net unrealized gains and losses on investments:
Change in net unrealized gains and losses on investments	(7,298)	(1,533)	(5,765)	(16,068)	(3,374)	(12,694)
Reclassification adjustments for realized gains and losses on investments	280	59	221	(148)	(31)	(117)
	(7,018)	(1,474)	(5,544)	(16,216)	(3,405)	(12,811)
Foreign currency translation adjustments	5,102	848	4,254	(9,329)	(1,148)	(8,181)
Other comprehensive loss	(1,916)	(626)	(1,290)	(25,545)	(4,553)	(20,992)

	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount
	($000 omitted)
Net unrealized gains and losses on investments:
Change in net unrealized gains and losses on investments	1,078	226	852	(41,256)	(8,664)	(32,592)
Reclassification adjustment for realized gains and losses on investments	396	83	313	(382)	(80)	(302)
	1,474	309	1,165	(41,638)	(8,744)	(32,894)
Foreign currency translation adjustments	5,812	960	4,852	(8,353)	(792)	(7,561)
Other comprehensive income (loss)	7,286	1,269	6,017	(49,991)	(9,536)	(40,455)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S OVERVIEW

Second quarter 2023 overview. We reported net income attributable to Stewart of $15.8 million ($0.58 per diluted share) for the second quarter 2023, compared to net income attributable to Stewart of $61.7 million ($2.26 per diluted share) for the second quarter 2022. Pretax income before noncontrolling interests for the second quarter 2023 was $25.2 million compared to pretax income before noncontrolling interests of $86.8 million for the prior year quarter. The second quarter 2023 results included $1.1 million of pretax net realized and unrealized losses, primarily composed of a contingent receivable loss adjustment resulting from a previous disposition of a business, partially offset by net unrealized gains on fair value changes of equity securities investments, while the second quarter 2022 results included $11.9 million of pretax net realized and unrealized losses, primarily related to net unrealized losses on fair value changes of equity securities investments.

Summary results of the title segment are as follows ($ in millions, except pretax margin):

	For the Three Months Ended June 30
	2023	2022	% Change

Operating revenues	466.7	761.1	(39)%
Investment income	12.1	6.7	80%
Net realized and unrealized (losses) gains	2.0	(8.8)	123%
Pretax income	35.5	93.6	(62)%
Pretax margin	7.4%	12.3%

Title segment operating revenues for the second quarter 2023 decreased $294.3 million, or 39%, compared to the second quarter 2022, as a result of transaction volume declines in our direct and agency title businesses, while total segment operating expenses decreased $220.1 million, or 33%, primarily driven by lower revenues. Agency retention expenses in the second quarter 2023 decreased $168.1 million, or 49%, in line with $201.2 million, or 49%, lower gross agency revenues, while the average independent agency remittance rate in the second quarter 2023 slightly improved to 17.7% compared to 17.1% in the prior year quarter, primarily as a result of geographic mix.

Total employee costs and other operating expenses in the second quarter 2023 decreased $47.2 million, or 16%, compared to the prior year quarter. As a percentage of operating revenues, these expenses were 52.4% in the second quarter 2023 compared to 38.3% in the second quarter 2022, primarily due to lower second quarter 2023 revenues. Title loss expense decreased $6.6 million, or 25%, in the second quarter 2023 compared to the prior year quarter primarily as a result of lower title revenues. As a percentage of title revenues, title loss expense was 4.2% in the second quarter 2023 compared to 3.5% in the second quarter 2022, which benefited from last year’s favorable claims experience.

The title segment’s net realized and unrealized gains in the second quarter 2023 were primarily driven by $2.0 million of unrealized gains from fair value changes of equity securities investments, while the segment’s net realized and unrealized losses in the prior year quarter were primarily due to $9.9 million of net unrealized losses on fair value changes of equity securities investments, partially offset by a $1.0 million gain related to an acquisition contingent liability adjustment. Investment income in the second quarter 2023 increased $5.4 million compared to the second quarter 2022, primarily due to higher interest income resulting from earned interest from eligible escrow balances and increased interest rates and higher short-term investment balances in the second quarter 2023. The segment's pretax income included $3.3 million and $2.5 million of acquisition intangible asset amortization and other expenses in the second quarters 2023 and 2022, respectively.

Summary results of the real estate solutions segment are as follows ($ in millions):

	For the Three Months Ended June 30
	2023	2022	% Change

Operating revenues	71.4	82.9	(14)%
Pretax income	3.3	6.1	(46)%
Pretax margin	4.6%	7.4%

The segment’s operating revenues in the second quarter 2023 decreased $11.5 million, or 14%, compared to the second quarter 2022, primarily due to lower transaction volumes resulting from the continuing elevated interest rate environment. Consistent with the revenue decline, combined employee costs and other operating expenses in the second quarter 2023 decreased $8.5 million, or 12%. The segment's pretax income included acquisition intangible asset amortization expenses of $5.8 million and $6.1 million in the second quarters 2023 and 2022, respectively, and a $1.2 million state sales tax assessment expense in the second quarter 2023 related to an acquisition.

In regard to the corporate and other segment, pretax results for the second quarter 2023 included net realized losses of $3.1 million, primarily driven by a contingent receivable loss adjustment resulting from a previous disposition of a business, while second quarter 2022 results included net realized losses of $3.2 million primarily resulting from the same disposition of a business. Net expenses attributable to corporate operations during the second quarter 2023 were $10.5 million compared to $10.2 million in the prior year quarter.

CRITICAL ACCOUNTING ESTIMATES

The preparation of the Company’s condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures surrounding contingencies and commitments.

Actual results can differ from our accounting estimates. While we do not anticipate significant changes in our estimates, there is a risk that such changes could have a material impact on our consolidated financial condition or results of operations for future periods. During the six months ended June 30, 2023, we made no material changes to our critical accounting estimates as previously disclosed in Management’s Discussion and Analysis in the 2022 Form 10-K.

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

Premiums are determined in part by the values of the transactions we handle. To the extent inflation or market conditions cause increases in the prices of homes and other real estate, premium revenues are also increased. Conversely, falling home prices cause premium revenues to decline. Home price changes may override the seasonal nature of the title insurance business. Historically, our first quarter is the least active in terms of title insurance revenues as home buying is generally depressed during winter months. Our second and third quarters are typically the most active as the summer is the traditional home buying season, and while commercial transaction closings are skewed to the end of the year, individually large commercial transactions can occur any time of the year. On average, refinance title premium rates are 60% of the premium rates for a similarly priced sale transaction.

RESULTS OF OPERATIONS

Comparisons of our results of operations for the three and six months ended June 30, 2023 with the corresponding periods in the prior year are set forth below. Factors contributing to fluctuations in the results of operations are presented in the order of their monetary significance, and we have quantified, when necessary, significant changes. Segment results are included in the discussions and, when relevant, are discussed separately.

Our statements on home sales and loan activity are based on published U.S. industry data from sources including Fannie Mae, the Mortgage Bankers Association (MBA), the National Association of Realtors® (NAR) and the U.S. Census Bureau as of June 30, 2023. We also use information from our direct operations.

Operating environment. According to NAR, existing home sales (seasonally-adjusted basis) in June 2023 were 4.2 million units, a decrease of 19% from a year ago and 3% from May 2023, primarily due to the current elevated mortgage interest rate environment. Housing inventory continued to be low and was 14% lower in June 2023 compared to June 2022, while home prices have steadily increased. The existing home median price in June 2023 was $410,200, which was the second highest since 1999, when NAR began tracking the data. The June 2023 median price was 3% higher than May 2023, but 1% lower compared to $413,800 observed in June 2022 which was the all-time high. With new residential construction, U.S. housing starts (seasonally-adjusted) in June 2023 were 8% lower compared to both June 2022 and May 2023, while newly-issued building permits in June 2023 were 15% and 4% lower compared to a year ago and May 2023, respectively.

With regard to lending activity, single family mortgage originations during the second quarter 2023 decreased 34% to $450 billion compared to the second quarter 2022, resulting from 58% and 25% lower refinancing and purchase transactions, respectively, according to Fannie Mae and MBA (averaged). During the second quarter 2023, the average 30-year fixed interest rate was 6.5% compared to 5.3% during the second quarter 2022. For the year 2023, Fannie Mae and MBA expect the interest rate to average 6.3%, higher than the 5.4% average observed during 2022, while total originations for the year 2023 are expected to decline 27% compared to 2022.

Title revenues. Direct title revenue information is presented below:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	Change	% Chg	2023	2022	Change	% Chg
	($ in millions)				($ in millions)
Non-commercial
Domestic	184.5	234.4	(49.9)	(21)%	334.9	454.8	(119.9)	(26)%
International	25.9	41.2	(15.3)	(37)%	45.0	72.6	(27.6)	(38)%
	210.4	275.6	(65.2)	(24)%	379.9	527.4	(147.5)	(28)%
Commercial:
Domestic	41.5	67.1	(25.6)	(38)%	74.2	123.5	(49.3)	(40)%
International	6.1	8.4	(2.3)	(27)%	11.8	18.1	(6.3)	(35)%
	47.6	75.5	(27.9)	(37)%	86.0	141.6	(55.6)	(39)%
Total direct title revenues	258.0	351.1	(93.1)	(27)%	465.9	669.0	(203.1)	(30)%

Non-commercial revenues decreased in the second quarter and first six months of 2023, compared to the same periods in 2022, primarily resulting from lower residential purchase and refinancing transactions influenced by the rising mortgage interest rates during 2023. Combined purchase and refinancing orders closed declined 31% and 41% in the second quarter and first six months of 2023, respectively, compared to the same periods in 2022, while average residential fee per file in both the second quarter and first six months of 2023 increased to $3,300 (or 11% and 19%, respectively), primarily due to the higher mix of purchase transactions.

Commercial revenues in the second quarter and first six months of 2023 were lower compared to the same periods in 2022, as a result of lower transaction volume and average transaction size. Domestic commercial orders closed decreased 30% and 22% in the second quarter and first six months of 2023, respectively, while average domestic commercial fee per file decreased 12% to $11,600 and 23% to $9,900 in the second quarter and first six months of 2023, respectively, compared to the same periods in 2022. Total international revenues in the second quarter and first six months of 2023 declined by $17.6 million, or 35%, and $33.9 million, or 37%, respectively, primarily due to lower transaction volumes in our Canadian operations compared to the same periods in 2022.

Orders information for the three and six months ended June 30 is as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	Change	% Chg	2023	2022	Change	% Chg
Opened Orders:
Commercial	3,294	5,530	(2,236)	(40)%	7,136	11,572	(4,436)	(38)%
Purchase	58,637	72,084	(13,447)	(19)%	108,106	140,582	(32,476)	(23)%
Refinance	18,642	24,953	(6,311)	(25)%	34,771	65,527	(30,756)	(47)%
Other	4,611	1,079	3,532	327%	9,032	2,721	6,311	232%
Total	85,184	103,646	(18,462)	(18)%	159,045	220,402	(61,357)	(28)%

Closed Orders:
Commercial	3,585	5,132	(1,547)	(30)%	7,509	9,563	(2,054)	(21)%
Purchase	43,082	55,354	(12,272)	(22)%	74,710	102,680	(27,970)	(27)%
Refinance	10,674	22,677	(12,003)	(53)%	20,287	57,164	(36,877)	(65)%
Other	2,905	1,719	1,186	69%	5,639	3,359	2,280	68%
Total	60,246	84,882	(24,636)	(29)%	108,145	172,766	(64,621)	(37)%

Gross revenues from independent agency operations in the second quarter and first six months of 2023 decreased $201.2 million, or 49%, and $356.3 million, or 44%, respectively, compared to the same periods in 2022, primarily influenced by lower commercial and residential market activity. Agency revenues, net of retention, declined $33.1 million, or 47%, and $62.8 million, or 44%, in the second quarter and first six months of 2023 compared to the same periods in 2022, generally in line with the change in gross agency revenues. Refer further to the "Retention by agencies" discussion under Expenses below.

Real estate solutions and other revenues. Real estate solutions and other revenues are comprised of revenues generated by our real estate solutions segment and, for 2022, by a real estate brokerage company which we sold during the second quarter 2022. Real estate solutions revenues decreased $11.5 million, or 14%, and $38.3 million, or 22%, in the second quarter and first six months of 2023, primarily due to the decreased market activity resulting from the continued elevated interest rate environment. The disposed real estate brokerage company generated revenues of $5.3 million and $39.2 million during the second quarter and first six months of 2022, respectively.

Investment income. Investment income increased by $5.4 million, or 80%, and $8.4 million, or 81%, in the second quarter and first six months of 2023, respectively, compared to the same periods in 2022, primarily as a result of higher interest income resulting from earned interest from eligible escrow balances and increased interest rates and higher short-term investments balances in 2023.

Net realized and unrealized gains. Refer to Note 5 to the condensed consolidated financial statements.

Expenses. An analysis of expenses is shown below:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	Change*	% Chg	2023	2022	Change*	% Chg
	($ in millions)				($ in millions)
Amounts retained by agencies	171.8	339.8	(168.0)	(49%)	377.5	671.0	(293.5)	(44%)
As a % of agency revenues	82.3%	82.9%			82.5%	82.4%
Employee costs	182.7	210.2	(27.6)	(13%)	353.2	415.2	(62.0)	(15%)
As a % of operating revenues	33.9%	24.8%			33.4%	24.5%
Other operating expenses	129.3	162.0	(32.7)	(20%)	250.1	351.8	(101.7)	(29%)
As a % of operating revenues	24.0%	19.1%			23.6%	20.8%
Title losses and related claims	19.8	26.4	(6.6)	(25%)	37.5	55.6	(18.1)	(33%)
As a % of title revenues	4.2%	3.5%			4.1%	3.8%
*Amounts change may not foot due to rounding.

Retention by agencies. Amounts retained by title agencies are based on agreements between agencies and our title underwriters. Amounts retained by independent agencies, as a percentage of revenues generated by them, averaged 82.3% and 82.5% in the second quarter and first six months of 2023, respectively, compared to 82.9% and 82.4% in the same periods in 2022. The average retention percentage may vary from period to period due to the geographical mix of agency operations, the volume of title revenues and, in some states, laws or regulations. Due to the variety of such laws or regulations, as well as competitive factors, the average retention rate can differ significantly from state to state. In addition, a high proportion of our independent agencies are in states with retention rates greater than 80%. We continue to focus on increasing profit margins in every state, increasing premium revenue in states where remittance rates are above 20%, and maintaining the quality of our agency network, which we believe to be the industry’s best, in order to mitigate claims risk and drive consistent future performance. While market share is important in our agency operations channel, it is not as important as margins, risk mitigation and profitability.

Employee costs. Consolidated employee costs in the second quarter and first six months of 2023 decreased $27.6 million, or 13%, and $62.0 million, or 15%, respectively, compared to the second quarter and first six months of 2022, primarily resulting from lower salaries expenses, incentive compensation and temporary labor costs related to lower volumes and 11% and 10% lower average employee counts in the second quarter and first six months of 2023, respectively. Compared to corresponding periods in the prior year, employee costs for the second quarter and first six months of 2023 in the title segment decreased $27.9 million, or 14%, and $58.6 million, or 15%, respectively, while employee costs in the real estate solutions segment decreased $0.3 million, or 2%, and $1.3 million, or 5%, respectively.

Total employee costs, as a percentage of total operating revenues, were higher at 33.9% and 33.4% in the second quarter and first six months of 2023, respectively, compared to 24.8% and 24.5% in the same periods in 2022, primarily as a result of lower revenues in 2023. As of June 30, 2023, we had approximately 6,900 employees compared to approximately 7,700 and 7,100 employees as of June 30, 2022 and December 31, 2022, respectively.

Other operating expenses. Other operating expenses include costs that are primarily fixed in nature, costs that follow, to varying degrees, changes in transaction volumes and revenues (variable costs) and costs that fluctuate independently of revenues (independent costs). Costs that are primarily fixed in nature include rent and other occupancy expenses, equipment rental, insurance, repairs and maintenance, technology costs, telecommunications and title plant expenses. Variable costs include appraiser and service expenses related to real estate solutions operations, outside search fees, attorney fee splits, credit losses (on receivables), copy supplies, delivery fees, postage, premium taxes and title plant maintenance expenses. Independent costs include general supplies, litigation defense, business promotion and marketing and travel.

Consolidated other operating expenses in the second quarter and first six months of 2023 declined $32.7 million, or 20%, and $101.7 million, or 29%, respectively, compared to the second quarter and first six months of 2022, primarily due to decreased costs tied to lower title and real estate solutions revenues. Total variable costs in the second quarter and first six months of 2023 decreased $25.7 million, or 26%, and $90.3 million, or 40%, respectively, primarily due to lower appraisal and outside search expenses and premium taxes. Total costs that are primarily fixed in nature in the second quarter and first six months of 2023 decreased $5.0 million, or 10%, and $7.3 million, or 7%, respectively, primarily due to reduced outsourcing and insurance expenses, while independent costs decreased $2.0 million, or 13%, and $4.1 million, or 14%, respectively, primarily due to lower business promotion and marketing costs and bank fees expense.

As a percentage of total operating revenues, consolidated other operating expenses in the second quarter and first six months of 2023 increased to 24.0% and 23.6%, respectively, compared to 19.1% and 20.8% in the same periods in 2022, primarily due to lower operating revenues in 2023.

Title losses. Provisions for title losses, as a percentage of title operating revenues, were 4.2% and 4.1% for the second quarter and first six months of 2023, respectively, compared to 3.5% and 3.8% for the second quarter and first six months of 2022, respectively. The slightly higher title loss ratios in 2023 were primarily due to the favorable claims experience during 2022. Title loss expense in the second quarter and first six months of 2023 decreased $6.6 million, or 25%, and $18.1 million, or 33%, respectively, primarily as a result of lower title revenues in 2023. The title loss ratio in any given quarter can be significantly influenced by changes in new large claims incurred, escrow losses and adjustments to reserves for existing large claims.

The composition of title policy loss expense is as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	Change	% Chg	2023	2022	Change	% Chg
	($ in millions)				($ in millions)
Provisions – known claims:
Current year	3.3	3.7	(0.4)	(11)%	5.8	8.4	(2.6)	(31)%
Prior policy years	24.5	16.7	7.8	47%	42.5	31.6	10.9	34%
	27.8	20.4	7.4	36%	48.3	40.0	8.3	21%
Provisions – IBNR
Current year	16.3	23.2	(6.9)	(30)%	31.0	47.3	(16.3)	(34)%
Prior policy years	0.2	(0.5)	0.7	(140)%	0.7	(0.1)	0.8	(800)%
	16.5	22.7	(6.2)	(27)%	31.7	47.2	(15.5)	(33)%
Transferred from IBNR to known claims	(24.5)	(16.7)	(7.8)	47%	(42.5)	(31.6)	(10.9)	34%
Total provisions	19.8	26.4	(6.6)	(25)%	37.5	55.6	(18.1)	(33)%

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

Total known claims provision increased in the second quarter and first six months of 2023, compared to the same periods in 2022, as a result of increases to existing large and non-large claims related to prior policy years, while current year IBNR provisions in the second quarter and first six months of 2023 decreased, primarily due to lower title premiums. As a percentage of title operating revenues, provisions - IBNR for the current policy year were 3.5% and 3.4% in the second quarter and first six months of 2023, respectively, compared to 3.0% and 3.2% in the second quarter and first six months of 2022, respectively. Cash claim payments in the second quarter and first six months of 2023 increased $13.0 million, or 71%, and $26.2 million, or 68%, respectively, compared to the same periods in 2022, primarily due to payments on existing large claims related to prior policy years resulting from resolution of those claims in 2023. We continue to manage and resolve large claims prudently and in keeping with our commitments to our policyholders.

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

Total title policy loss reserve balances are as follows:

	June 30, 2023	December 31, 2022
	($ in millions)
Known claims	70.5	87.3
IBNR	453.6	462.1
Total estimated title losses	524.1	549.4

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

Depreciation and amortization. Depreciation and amortization expenses increased $1.2 million and $2.4 million (both 9%) in the second quarter and first six months of 2023, respectively, compared to the same periods in 2022, primarily due to increased depreciation expenses related to internal-use systems placed into operation starting in the second quarter 2022. Acquisition intangible amortization expenses for the second quarter and first six months of 2023 were $8.7 million and $17.0 million, respectively, compared to $8.5 million and $16.9 million, respectively, for the same periods in 2022.

Income taxes. Our effective tax rates, based on income before taxes and after deducting income attributable to noncontrolling interests, were 25% and 6% in the second quarter and first six months of 2023, respectively, compared to 24% for both the second quarter and first six months of 2022. Excluding discrete tax adjustments, primarily recorded during the first quarter 2023 and related to increased utilization of net operating loss carryforwards of prior years' acquisitions, the effective tax rate for the first six months of 2023 would have been 26%.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources reflect our ability to generate cash flow to meet our obligations to stockholders, customers (payments to satisfy claims on title policies), vendors, employees, lenders and others. As of June 30, 2023, our total cash and investments, including amounts reserved pursuant to statutory requirements aggregated $896.8 million. Of our total cash and investments at June 30, 2023, $497.5 million ($244.2 million, net of statutory reserves) was held in the United States and the rest internationally (principally in Canada).

As a holding company, the parent company is funded principally by cash from its subsidiaries' earnings in the form of dividends, operating and other administrative expense reimbursements and pursuant to intercompany tax sharing agreements. Cash held at the parent company and its unregulated subsidiaries (which totaled $42.3 million at June 30, 2023) is available for funding the parent company's operating expenses, interest payments on debt and dividend payments to common stockholders. The parent company also receives distributions from Stewart Title Guaranty Company (Guaranty), its regulated title insurance underwriter, to meet cash requirements for acquisitions and other strategic investments.

A substantial majority of our consolidated cash and investments as of June 30, 2023 was held by Guaranty and its subsidiaries. The use and investment of these funds, dividends to the parent company, and cash transfers between Guaranty and its subsidiaries and the parent company are subject to certain legal and regulatory restrictions. In general, Guaranty uses its cash and investments in excess of its legally-mandated statutory premium reserve (established in accordance with requirements under Texas law) to fund its insurance operations, including claims payments. Guaranty may also, subject to certain limitations, provide funds to its subsidiaries (whose operations consist principally of field title offices and real estate solutions operations) for their operating and debt service needs.

We maintain investments in accordance with certain statutory requirements for the funding of statutory premium reserves. Statutory reserve funds are required to be fully funded and invested in high-quality securities and short-term investments. Statutory reserve funds are not available for current claim payments, which must be funded from current operating cash flow. Included in investments in debt and equity securities are statutory reserve funds of approximately $519.5 million and $544.0 million at June 30, 2023 and December 31, 2022, respectively. In addition, included within cash and cash equivalents are statutory reserve funds of approximately $10.2 million and $8.6 million at June 30, 2023 and December 31, 2022, respectively. As of June 30, 2023, our known claims reserve totaled $70.5 million and our estimate of claims that may be reported in the future, under generally accepted accounting principles, totaled $453.6 million. In addition to this, we had cash and investments (excluding equity method investments) of $289.6 million, which are available for underwriter operations, including claims payments, and acquisitions.

The ability of Guaranty to pay dividends to its parent is governed by Texas insurance law. The Texas Department of Insurance (TDI) must be notified of any dividend declared, and any dividend in excess of the greater of the statutory net operating income or 20% of surplus (which was approximately $158.1 million as of December 31, 2022) would be, by regulation, considered extraordinary and subject to pre-approval by the TDI. Also, the Texas Insurance Commissioner may raise an objection to a planned distribution during the notification period. Guaranty’s actual ability or intent to pay dividends to its parent may be constrained by business and regulatory considerations, such as the impact of dividends on surplus and liquidity, which could affect its ratings and competitive position, the amount of insurance it can write and its ability to pay future dividends. During the six months ended June 30, 2023 and 2022, no dividends have been paid by Guaranty to the parent company.

As the parent company conducts no operations apart from its wholly-owned subsidiaries, the discussion below focuses on consolidated cash flows.

	Six Months Ended June 30,
	2023	2022
	($ in millions)
Net cash (used) provided by operating activities	(16.0)	118.2
Net cash used by investing activities	(7.3)	(111.1)
Net cash used by financing activities	(35.7)	(84.3)

Operating activities. Our principal sources of cash from operations are premiums on title policies and revenue from title service-related transactions, real estate solutions and other operations. Our independent agencies remit cash to us net of their contractual retention. Our principal cash expenditures for operations are employee costs, operating costs and title claims payments.

Net cash used by operations in the first six months of 2023 was $16.0 million compared to net cash provided by operations of $118.2 million in the same period in 2022, primarily driven by lower net income and higher claims payments during 2023. Although our business is labor intensive, we are focused on a cost-effective, scalable business model which includes utilization of technology, centralized back and middle office functions and business process outsourcing. We are continuing our emphasis on cost management, especially in light of the current economic environment due to elevated mortgage interest rates, specifically focusing on lowering unit costs of production and improving operating margins in our direct title and real estate solutions operations. Our plans to improve margins include additional automation of manual processes, further consolidation of our various systems and production operations, and full integration of acquisitions. We continue to invest in the technology necessary to accomplish these goals.

Investing activities. Net cash used by investing activities is primarily driven by proceeds from matured and sold investments, purchases of investments, capital expenditures and acquisition of businesses. During the first six months of 2023, total proceeds from securities investments sold and matured were $94.7 million, compared to $52.3 million during the first six months of 2022. Cash used for purchases of securities investments was $55.5 million during the first six months of 2023 compared to $117.9 million during the same period in 2022.

We used $22.4 million and $23.3 million of net cash for acquisitions in the title and real estate solutions segments during the first six months of 2023 and 2022, respectively, while we received $6.6 million during the first six months of 2022 from the sale of a subsidiary. We used $15.5 million and $26.2 million of cash for purchases of property and equipment during the first six months of 2023 and 2022, respectively. We maintain investment in capital expenditures at a level that enables us to implement technologies for increasing our operational and back-office efficiencies and to pursue growth in key markets.

Financing activities and capital resources. Total debt and stockholders’ equity were $445.0 million and $1.37 billion, respectively, as of June 30, 2023. During the first six months of 2023 and 2022, payments on notes payable of $5.7 million and $42.9 million, respectively, and notes payable additions of $3.5 million and $5.7 million, respectively, were related to short-term loan agreements in connection with our Section 1031 tax-deferred property exchange (Section 1031) business.

At June 30, 2023, our line of credit facility was fully available, while our debt-to-equity and debt-to-capitalization ratios, excluding our Section 1031 notes, were approximately 33% and 25%, respectively. During the first six months of 2023, we paid total dividends of $24.5 million ($0.90 per common share), compared to the total dividends paid in the same period in 2022 of $20.3 million ($0.75 per common share).

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

Other comprehensive loss. Unrealized gains and losses on available-for-sale debt securities investments and changes in foreign currency exchange rates are reported net of deferred taxes in accumulated other comprehensive income (loss), a component of stockholders’ equity, until they are realized. During the first six months of 2023, net unrealized investment gains of $1.2 million, net of taxes, which increased our other comprehensive income, were primarily related to net increases in the fair values of our corporate bond securities investments. During the first six months of 2022, net unrealized investment losses of $32.9 million, net of taxes, which increased our other comprehensive loss, were primarily related to net decreases in the fair values of our corporate and foreign bond securities investments, primarily driven by the effect of higher interest rates and credit spreads.

Changes in foreign currency exchange rates, primarily related to our Canadian and United Kingdom operations, increased our other comprehensive income, net of taxes, by $4.9 million in the first six months of 2023, while they increased our other comprehensive loss, net of taxes, by $7.6 million in the first six months of 2022.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes during the quarter ended June 30, 2023 in our investment strategies, types of financial instruments held or the risks associated with such instruments that would materially alter the market risk disclosures made in our 2022 Form 10-K.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. Our principal executive officer and principal financial officer are responsible for establishing and maintaining disclosure controls and procedures. They evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2023, and have concluded that, as of such date, our disclosure controls and procedures are adequate and effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting during the quarter ended June 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases of our Common Stock during the six months ended June 30, 2023, except for repurchases of approximately 32,200 shares (aggregate purchase price of approximately $1.4 million) related to the statutory income tax withholding on the vesting of restricted unit grants to executives and senior management employees.

Item 5. Other Information

Book value per share. Our book value per share was $49.82 and $50.21 as of June 30, 2023 and December 31, 2022, respectively. As of June 30, 2023, our book value per share was based on approximately $1.36 billion of stockholders’ equity attributable to Stewart and 27,266,830 shares of Common Stock outstanding. As of December 31, 2022, our book value per share was based on approximately $1.36 billion of stockholders’ equity attributable to Stewart and 27,130,412 shares of Common Stock outstanding.

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

August 8, 2023
Date

Stewart Information Services Corporation
Registrant

By:	/s/ David C. Hisey
David C. Hisey, Chief Financial Officer and Treasurer