Form 10-Q
period 2023-09-30
STEWART INFORMATION SERVICES CORP
filed 2023-11-08
CIK 94344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☑
On November 1, 2023, there were 27,362,249 outstanding shares of the issuer's Common Stock.

FORM 10-Q QUARTERLY REPORT
QUARTER ENDED SEPTEMBER 30, 2023

As used in this report, “we,” “us,” “our,” "Registrant," the “Company” and “Stewart” mean Stewart Information Services Corporation and our subsidiaries, unless the context indicates otherwise.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	($000 omitted, except per share)
Revenues
Title revenues:
Direct operations	256,377	307,408	722,242	976,364
Agency operations	265,700	340,470	723,476	1,154,546
Real estate solutions and other	68,190	69,737	202,169	281,152
Operating revenues	590,267	717,615	1,647,887	2,412,062
Investment income	13,393	5,158	32,114	15,519
Net realized and unrealized losses	(1,946)	(6,374)	(4,829)	(14,194)
	601,714	716,399	1,675,172	2,413,387
Expenses
Amounts retained by agencies	218,983	280,517	596,498	951,555
Employee costs	181,493	195,057	534,710	610,286
Other operating expenses	130,455	151,208	380,530	502,966
Title losses and related claims	22,251	25,486	59,727	81,105
Depreciation and amortization	16,414	14,067	46,848	42,103
Interest	5,054	4,553	14,777	13,471
	574,650	670,888	1,633,090	2,201,486
Income before taxes and noncontrolling interests	27,064	45,511	42,082	211,901
Income tax expense	(9,134)	(10,783)	(9,588)	(48,376)
Net income	17,930	34,728	32,494	163,525
Less net income attributable to noncontrolling interests	3,931	5,294	10,870	14,534
Net income attributable to Stewart	13,999	29,434	21,624	148,991

Net income	17,930	34,728	32,494	163,525
Other comprehensive loss, net of taxes:
Foreign currency translation adjustments	(5,847)	(15,300)	(995)	(22,861)
Change in net unrealized gains and losses on investments	(7,468)	(8,921)	(6,616)	(41,513)
Reclassification adjustments for realized gains and losses on investments	20	(385)	333	(687)
Other comprehensive loss, net of taxes:	(13,295)	(24,606)	(7,278)	(65,061)
Comprehensive income	4,635	10,122	25,216	98,464
Less net income attributable to noncontrolling interests	3,931	5,294	10,870	14,534
Comprehensive income attributable to Stewart	704	4,828	14,346	83,930

Basic average shares outstanding (000)	27,348	27,113	27,269	27,031
Basic earnings per share attributable to Stewart	0.51	1.09	0.79	5.51
Diluted average shares outstanding (000)	27,650	27,371	27,445	27,359
Diluted earnings per share attributable to Stewart	0.51	1.08	0.79	5.45
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2023 (Unaudited)	December 31, 2022
	($000 omitted)
Assets
Cash and cash equivalents	202,985	248,367
Short-term investments	37,238	24,318
Investments, at fair value:
Debt securities (amortized cost of $628,153 and $646,728)	585,406	611,934
Equity securities	75,333	98,149
	660,739	710,083
Receivables:
Premiums from agencies	40,509	39,921
Trade and other	64,364	67,348
Income taxes	4,725	10,281
Notes	13,765	7,482
Allowance for uncollectible amounts	(8,652)	(7,309)
	114,711	117,723
Property and equipment:
Land	2,545	2,545
Buildings	19,049	18,761
Furniture and equipment	233,062	213,707
Accumulated depreciation	(171,230)	(153,474)
	83,426	81,539
Operating lease assets	123,698	127,830
Title plants, at cost	73,359	73,358
Investments on equity method basis	4,283	4,575
Goodwill	1,072,022	1,072,982
Intangible assets, net of amortization	201,539	199,084
Deferred tax assets	2,554	2,590
Other assets	92,516	75,430
	2,669,070	2,737,879
Liabilities
Notes payable	445,158	447,006
Accounts payable and accrued liabilities	177,180	196,541
Operating lease liabilities	142,044	148,003
Estimated title losses	521,395	549,448
Deferred tax liabilities	24,094	26,616
	1,309,871	1,367,614
Contingent liabilities and commitments
Stockholders’ equity
Common Stock ($1 par value) and additional paid-in capital	337,924	324,344
Retained earnings	1,075,224	1,091,816
Accumulated other comprehensive loss:
Foreign currency translation adjustments	(24,851)	(23,856)
Net unrealized losses on debt securities investments	(33,770)	(27,487)
Treasury stock – 352,161 common shares, at cost	(2,666)	(2,666)
Stockholders’ equity attributable to Stewart	1,351,861	1,362,151
Noncontrolling interests	7,338	8,114
Total stockholders’ equity (27,355,427 and 27,130,412 shares outstanding)	1,359,199	1,370,265
	2,669,070	2,737,879
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2023	2022
	($000 omitted)
Reconciliation of net income to cash provided by operating activities:
Net income	32,494	163,525
Add (deduct):
Depreciation and amortization	46,848	42,103
Adjustments for bad debt provisions	2,425	812
Net realized and unrealized losses	4,829	14,194
Amortization of net premium on debt securities investments	448	1,870
Payments for title losses (in excess of) less than provisions	(26,417)	10,950
Adjustments for insurance recoveries of title losses	—	220
Decrease in receivables – net	7,007	9,521
Increase in other assets – net	(9,581)	(4,343)
Decrease in accounts payable and other liabilities – net	(24,766)	(81,987)
Change in net deferred income taxes	(692)	25
Net income from equity method investments	(847)	(2,536)
Dividends received from equity method investments	1,121	3,135
Stock-based compensation expense	10,310	9,239
Other – net	399	312
Cash provided by operating activities	43,578	167,040
Investing activities:
Proceeds from sales of investments in securities	53,630	47,954
Proceeds from matured investments in debt securities	58,005	28,754
Purchases of investments in securities	(72,857)	(165,130)
Net purchases of short-term investments	(14,005)	(1,632)
Purchases of property and equipment, and real estate	(29,487)	(35,274)
Proceeds from sale of property and equipment and other assets	369	977
Cash paid for acquisition of businesses	(25,100)	(102,864)
Increase in notes receivable	(6,960)	(69)
Other – net	(348)	1,941
Cash used by investing activities	(36,753)	(225,343)
Financing activities:
Proceeds from notes payable	3,538	38,012
Payments on notes payable	(5,776)	(75,505)
Distributions to noncontrolling interests	(11,646)	(14,863)
Repurchases of Common Stock	(1,576)	(3,168)
Proceeds from stock option and employee stock purchase plan exercises	4,846	5,799
Cash dividends paid	(37,524)	(32,464)
Payment of contingent consideration related to acquisitions	(3,025)	(15,997)
Purchase of remaining interest in consolidated subsidiaries	—	(72)
Other - net	—	115
Cash used by financing activities	(51,163)	(98,143)
Effects of changes in foreign currency exchange rates	(1,044)	(8,540)
Change in cash and cash equivalents	(45,382)	(164,986)
Cash and cash equivalents at beginning of period	248,367	485,919
Cash and cash equivalents at end of period	202,985	320,933
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	Common Stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) income	Treasury stock	Noncontrolling interests	Total
	($000 omitted)
Nine Months Ended September 30, 2023
Balance at December 31, 2022	27,483	296,861	1,091,816	(51,343)	(2,666)	8,114	1,370,265
Net income attributable to Stewart	—	—	21,624	—	—	—	21,624
Dividends on Common Stock ($1.38 per share)	—	—	(38,216)	—	—	—	(38,216)
Stock-based compensation	134	10,176	—	—	—	—	10,310
Stock repurchases	(37)	(1,539)	—	—	—	—	(1,576)
Stock option and employee stock purchase plan exercises	129	4,717	—	—	—	—	4,846
Change in net unrealized gains and losses on investments, net of taxes	—	—	—	(6,616)	—	—	(6,616)
Reclassification adjustment for realized gains and losses on investments, net of taxes	—	—	—	333	—	—	333
Foreign currency translation adjustments, net of taxes	—	—	—	(995)	—	—	(995)
Net income attributable to noncontrolling interests	—	—	—	—	—	10,870	10,870
Distributions to noncontrolling interests	—	—	—	—	—	(11,646)	(11,646)
Balance at September 30, 2023	27,709	310,215	1,075,224	(58,621)	(2,666)	7,338	1,359,199

Nine Months Ended September 30, 2022
Balance at December 31, 2021	27,246	282,376	974,800	253	(2,666)	12,726	1,294,735
Net income attributable to Stewart	—	—	148,991	—	—	—	148,991
Dividends on Common Stock ($1.20 per share)	—	—	(32,853)	—	—	—	(32,853)
Stock-based compensation	155	9,084	—	—	—	—	9,239
Stock repurchases	(49)	(3,119)	—	—	—	—	(3,168)
Stock option and employee stock purchase plan exercises	124	5,675	—	—	—	—	5,799
Purchase of remaining interest in consolidated subsidiary	—	—	—	—	—	(72)	(72)
Change in net unrealized gains and losses on investments, net of taxes	—	—	—	(41,513)	—	—	(41,513)
Reclassification adjustment for realized gains and losses on investments, net of taxes, net of taxes	—	—	—	(687)	—	—	(687)
Foreign currency translation adjustments, net of taxes	—	—	—	(22,861)	—	—	(22,861)
Net income attributable to noncontrolling interests	—	—	—	—	—	14,534	14,534
Distributions to noncontrolling interests	—	—	—	—	—	(14,863)	(14,863)
Net effect of other changes in ownership	—	—	—	—	—	220	220
Balance at September 30, 2022	27,476	294,016	1,090,938	(64,808)	(2,666)	12,545	1,357,501
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	Common Stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Noncontrolling interests	Total
	($000 omitted)
Three Months Ended September 30, 2023
Balance at June 30, 2023	27,620	304,405	1,074,458	(45,326)	(2,666)	7,504	1,365,995
Net income attributable to Stewart	—	—	13,999	—	—	—	13,999
Dividends on Common Stock ($0.48 per share)	—	—	(13,233)	—	—	—	(13,233)
Stock-based compensation	17	3,250	—	—	—	—	3,267
Stock repurchases	(5)	(218)	—	—	—	—	(223)
Stock option and employee stock purchase plan exercises	77	2,778	—	—	—		2,855
Change in net unrealized gains and losses on investments, net of taxes	—	—	—	(7,468)	—	—	(7,468)
Reclassification adjustment for realized gains and losses on investments, net of taxes	—	—	—	20	—	—	20
Foreign currency translation adjustments, net of taxes	—	—	—	(5,847)	—	—	(5,847)
Net income attributable to noncontrolling interests	—	—	—	—	—	3,931	3,931
Distributions to noncontrolling interests	—	—	—	—	—	(4,097)	(4,097)
Balance at September 30, 2023	27,709	310,215	1,075,224	(58,621)	(2,666)	7,338	1,359,199

Three Months Ended September 30, 2022
Balance at June 30, 2022	27,390	288,834	1,073,788	(40,202)	(2,666)	12,677	1,359,821
Net income attributable to Stewart	—	—	29,434	—	—	—	29,434
Dividends on Common Stock ($0.45 per share)	—	—	(12,284)	—	—	—	(12,284)
Stock-based compensation	29	2,770	—	—	—	—	2,799
Stock repurchases	(12)	(605)	—	—	—	—	(617)
Stock option exercises	69	3,017					3,086
Purchase of remaining interest in consolidated subsidiary	—	—	—	—	—	(72)	(72)
Change in net unrealized gains and losses on investments, net of taxes	—	—	—	(8,921)	—	—	(8,921)
Reclassification adjustment for realized gains and losses on investments, net of taxes, net of taxes	—	—	—	(385)	—	—	(385)
Foreign currency translation adjustments, net of taxes	—	—	—	(15,300)	—	—	(15,300)
Net income attributable to noncontrolling interests	—	—	—	—	—	5,294	5,294
Distributions to noncontrolling interests	—	—	—	—	—	(5,380)	(5,380)
Net effect of other changes in ownership	—	—	—	—	—	26	26
Balance at September 30, 2022	27,476	294,016	1,090,938	(64,808)	(2,666)	12,545	1,357,501
See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1

Interim financial statements. The financial information contained in this report for the three and nine months ended September 30, 2023 and 2022, and as of September 30, 2023, is unaudited. This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission on February 28, 2023 (2022 Form 10-K).

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

C. Restrictions on cash and investments. The Company maintains investments in accordance with certain statutory requirements for the funding of statutory premium reserves. Statutory reserve funds are required to be fully funded and invested in high-quality securities and short-term investments. Statutory reserve funds are not available for current claim payments, which must be funded from current operating cash flow. Included in investments in debt and equity securities are statutory reserve funds of approximately $510.8 million and $544.0 million at September 30, 2023 and December 31, 2022, respectively. In addition, included within cash and cash equivalents are statutory reserve funds of approximately $11.0 million and $8.6 million at September 30, 2023 and December 31, 2022, respectively. Although these cash statutory reserve funds are not restricted or segregated in depository accounts, they are required to be held pursuant to state statutes. If the Company fails to maintain minimum investments or cash and cash equivalents sufficient to meet statutory requirements, the Company may be subject to fines or other penalties, including potential revocation of its business license. These funds are not available for any other purpose. In the event that insurance regulators adjust the determination of the statutory premium reserves of the Company’s title insurers, these restricted funds as well as statutory surplus would correspondingly increase or decrease.

NOTE 2

Revenues. The Company's operating revenues, summarized by type, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	($000 omitted)
Title insurance premiums:
Direct	169,285	209,477	470,779	646,760
Agency	265,700	340,470	723,476	1,154,546
Escrow fees	41,973	49,407	117,223	166,696
Real estate solutions and abstract fees	86,451	89,519	253,422	302,534
Other revenues	26,858	28,742	82,987	141,526
	590,267	717,615	1,647,887	2,412,062

NOTE 3

Investments in debt and equity securities. As of September 30, 2023 and December 31, 2022, the net unrealized investment gains relating to investments in equity securities held were $11.0 million and $19.2 million, respectively (refer to Note 5).

The amortized costs and fair values of investments in debt securities are as follows:

	September 30, 2023		December 31, 2022
	Amortized costs	Fair values	Amortized costs	Fair values
	($000 omitted)
Municipal	23,941	23,278	30,104	29,835
Corporate	250,552	231,038	272,362	254,316
Foreign	321,046	299,748	315,184	299,137
U.S. Treasury Bonds	32,614	31,342	29,078	28,646
	628,153	585,406	646,728	611,934

Foreign debt securities consist of Canadian government, provincial and corporate bonds, United Kingdom treasury and corporate bonds, and Mexican government bonds.

Gross unrealized gains and losses on investments in debt securities are as follows:

	September 30, 2023		December 31, 2022
	Gains	Losses	Gains	Losses
	($000 omitted)
Municipal	1	664	3	272
Corporate	136	19,650	489	18,535
Foreign	152	21,450	165	16,212
U.S. Treasury Bonds	—	1,272	21	453
	289	43,036	678	35,472

Debt securities as of September 30, 2023 mature, according to their contractual terms, as follows (actual maturities may differ due to call or prepayment rights):

	Amortized costs	Fair values
	($000 omitted)
In one year or less	105,848	103,828
After one year through five years	329,317	306,479
After five years through ten years	180,634	164,702
After ten years	12,354	10,397
	628,153	585,406

Gross unrealized losses on investments in debt securities and the fair values of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2023, were:

	Less than 12 months		More than 12 months		Total
	Losses	Fair values	Losses	Fair values	Losses	Fair values
	($000 omitted)
Municipal	292	13,477	372	9,800	664	23,277
Corporate	284	18,194	19,366	209,437	19,650	227,631
Foreign	4,594	93,809	16,856	200,359	21,450	294,168
U.S. Treasury Bonds	1,007	26,639	265	4,703	1,272	31,342
	6,177	152,119	36,859	424,299	43,036	576,418

The number of specific debt investment holdings held in an unrealized loss position as of September 30, 2023 was 374. Of these securities, 267 were in unrealized loss positions for more than 12 months. Total gross unrealized investment losses at September 30, 2023 were essentially unchanged compared to December 31, 2022; however, gross unrealized losses over 12 months increased in 2023 primarily due to the passage of time and the continuing high interest rate environment which started in late 2022. Since the Company does not intend to sell and will more likely than not maintain each investment security until its maturity or anticipated recovery in value, and no significant credit risk is deemed to exist, these investments are not considered as credit-impaired. The Company believes its investment portfolio is diversified and expects no material loss to result from the failure to perform by issuers of the debt securities it holds. Investments made by the Company are not collateralized.

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

As of September 30, 2023, financial instruments measured at fair value on a recurring basis are summarized below:

	Level 1	Level 2	Fair value measurements
	($000 omitted)
Investments in securities:
Debt securities:
Municipal	—	23,278	23,278
Corporate	—	231,038	231,038
Foreign	—	299,748	299,748
U.S. Treasury Bonds	—	31,342	31,342
Equity securities	75,333	—	75,333
	75,333	585,406	660,739

As of December 31, 2022, financial instruments measured at fair value on a recurring basis are summarized below:

	Level 1	Level 2	Fair value measurements
	($000 omitted)
Investments in securities:
Debt securities:
Municipal	—	29,835	29,835
Corporate	—	254,316	254,316
Foreign	—	299,137	299,137
U.S. Treasury Bonds	—	28,646	28,646
Equity securities	98,149	—	98,149
	98,149	611,934	710,083

As of September 30, 2023 and December 31, 2022, Level 1 financial instruments consist of equity securities. Level 2 financial instruments consist of municipal, governmental, and corporate bonds, both U.S. and foreign. In accordance with the Company’s policies and guidelines which incorporate relevant statutory requirements, the Company’s third-party registered investment manager invests only in securities rated as investment grade or higher by the major rating services, where observable valuation inputs are significant. The fair value of the Company's investments in debt and equity securities is primarily determined using a third-party pricing service provider. The third-party pricing service provider calculates the fair values using both market approach and model valuation methods, as well as pricing information obtained from brokers, dealers and custodians. Management ensures the reasonableness of the third-party service valuations by comparing them with pricing information from the Company's investment manager.

NOTE 5

Net realized and unrealized gains. Realized and unrealized gains and losses are detailed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	($000 omitted)
Realized gains	900	183	1,239	3,460
Realized losses	(307)	(65)	(4,484)	(3,904)
Net unrealized investment losses recognized on equity securities still held at end of period	(2,539)	(6,492)	(1,584)	(13,750)
	(1,946)	(6,374)	(4,829)	(14,194)

Realized gains and losses during the first nine months of 2023 included a $3.2 million contingent receivable loss adjustment resulting from a previous disposition of a business, while realized gains and losses during the first nine months of 2022 included a loss of $3.6 million from the disposition of the same business, partially offset by $2.0 million of gains from an acquisition contingent liability adjustment and a sale of a title plant copy.

Investment gains and losses recognized related to investments in equity securities are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	($000 omitted)
Net investment losses recognized on equity securities during the period	(1,738)	(6,489)	(1,505)	(13,284)
Less: Net realized gains on equity securities sold during the period	801	3	79	466
Net unrealized investment losses recognized on equity securities still held at end of period	(2,539)	(6,492)	(1,584)	(13,750)

Proceeds from sales of investments in securities are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	($000 omitted)
Proceeds from sales of debt securities	10,255	19,123	25,134	47,405
Proceeds from sales of equity securities	3,887	62	28,496	549
Total proceeds from sales of investments in securities	14,142	19,185	53,630	47,954

NOTE 6

Goodwill. The summary of changes in goodwill is as follows:

	Title	Real Estate Solutions	Corporate and Other	Consolidated Total
	($000 omitted)
Balances at December 31, 2022	720,478	352,504	—	1,072,982
Acquisitions	8,328	11,690	—	20,018
Purchase accounting adjustments	(20,978)	—	—	(20,978)
Balances at September 30, 2023	707,828	364,194	—	1,072,022

During the first nine months of 2023, goodwill recorded in the real estate solutions and title segments was related to acquisitions of a financial and personal information online verification services provider and several title offices, respectively, while title purchase accounting adjustments were primarily related to recognition of intangible assets (customer relationships) related to recent acquisitions.

NOTE 7

Estimated title losses. A summary of estimated title losses for the nine months ended September 30 is as follows:

	2023	2022
	($000 omitted)
Balances at January 1	549,448	549,614
Provisions:
Current year	59,036	81,108
Previous policy years	691	(3)
Total provisions	59,727	81,105
Payments, net of recoveries:
Current year	(12,911)	(14,191)
Previous policy years	(73,233)	(55,964)
Total payments, net of recoveries	(86,144)	(70,155)
Effects of changes in foreign currency exchange rates	(1,636)	(13,350)
Balances at September 30	521,395	547,214
Loss ratios as a percentage of title operating revenues:
Current year provisions	4.1%	3.8%
Total provisions	4.1%	3.8%

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

During the first nine months of 2023 and 2022, the Company granted time-based and performance-based restricted stock units with aggregate grant-date fair values of $12.1 million (296,000 units with an average grant price per unit of $41.03) and $11.7 million (183,000 units with an average grant price per unit of $63.68).

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

The calculation of the basic and diluted EPS is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	($000 omitted, except per share)
Numerator:
Net income attributable to Stewart	13,999	29,434	21,624	148,991

Denominator (000):
Basic average shares outstanding	27,348	27,113	27,269	27,031
Average number of dilutive shares relating to options	69	124	52	181
Average number of dilutive shares relating to grants of restricted units and shares	233	134	124	147
Diluted average shares outstanding	27,650	27,371	27,445	27,359

Basic earnings per share attributable to Stewart	0.51	1.09	0.79	5.51
Diluted earnings per share attributable to Stewart	0.51	1.08	0.79	5.45

NOTE 10

Contingent liabilities and commitments. In the ordinary course of business, the Company guarantees the third-party indebtedness of certain of its consolidated subsidiaries. As of September 30, 2023, the maximum potential future payments on the guarantees are not more than the related notes payable recorded in the condensed consolidated balance sheets. The Company also guarantees the indebtedness related to lease obligations of certain of its consolidated subsidiaries. The maximum future obligations arising from these lease-related guarantees are not more than the Company’s future lease obligations, as presented on the condensed consolidated balance sheets, plus lease operating expenses. As of September 30, 2023, the Company also had unused letters of credit aggregating $4.9 million related to workers’ compensation and other insurance. The Company does not expect to make any payments on these guarantees.

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

NOTE 12

Segment information. The Company has three reportable operating segments: the title segment, the real estate solutions segment, and the corporate and other segment. The title segment provides services needed to transfer title to property in a real estate transaction and includes services such as searching, abstracting, examining, closing and insuring the condition of the title to the property. In addition, the title segment includes home and personal insurance services, Internal Revenue Code Section 1031 tax-deferred exchanges, and digital customer engagement platform services. The real estate solutions segment supports the real estate industry and primarily includes credit and real estate information services, valuation management services, online notarization and closing services, and search services. The corporate and other segment is primarily comprised of the parent holding company and centralized support services departments.

Selected statement of income information related to these segments is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	($000 omitted)
Title segment:
Revenues	533,624	646,607	1,476,093	2,135,000
Depreciation and amortization	9,196	7,467	26,182	21,098
Income before taxes and noncontrolling interest	35,385	51,837	70,181	228,212

Real estate solutions segment:
Revenues	68,215	69,738	202,250	241,993
Depreciation and amortization	6,820	6,204	19,401	19,381
Income before taxes	2,626	3,364	7,273	16,249

Corporate and other segment:
Revenues (net realized losses)	(125)	54	(3,171)	36,394
Depreciation and amortization	398	396	1,265	1,624
Loss before taxes	(10,947)	(9,690)	(35,372)	(32,560)

Consolidated Stewart:
Revenues	601,714	716,399	1,675,172	2,413,387
Depreciation and amortization	16,414	14,067	46,848	42,103
Income before taxes and noncontrolling interest	27,064	45,511	42,082	211,901

The Company does not provide asset information by reportable operating segment as it does not routinely evaluate the asset position by segment. During 2022, the corporate and other segment included results of a real estate brokerage company that was sold during the second quarter 2022.

Total revenues generated in the United States and all international operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	($000 omitted)
United States	562,045	670,846	1,574,275	2,271,497
International	39,669	45,553	100,897	141,890
	601,714	716,399	1,675,172	2,413,387

NOTE 13
Other comprehensive loss. Changes in the balances of each component of other comprehensive loss and the related tax effects are as follows:

	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022
	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount
	($000 omitted)
Net unrealized gains and losses on investments:
Change in net unrealized gains and losses on investments	(9,452)	(1,984)	(7,468)	(11,292)	(2,371)	(8,921)
Reclassification adjustments for realized gains and losses on investments	25	5	20	(488)	(103)	(385)
	(9,427)	(1,979)	(7,448)	(11,780)	(2,474)	(9,306)
Foreign currency translation adjustments	(6,931)	(1,084)	(5,847)	(18,315)	(3,015)	(15,300)
Other comprehensive loss	(16,358)	(3,063)	(13,295)	(30,095)	(5,489)	(24,606)

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount
	($000 omitted)
Net unrealized gains and losses on investments:
Change in net unrealized gains and losses on investments	(8,374)	(1,758)	(6,616)	(52,548)	(11,035)	(41,513)
Reclassification adjustment for realized gains and losses on investments	421	88	333	(870)	(183)	(687)
	(7,953)	(1,670)	(6,283)	(53,418)	(11,218)	(42,200)
Foreign currency translation adjustments	(1,119)	(124)	(995)	(26,668)	(3,807)	(22,861)
Other comprehensive loss	(9,072)	(1,794)	(7,278)	(80,086)	(15,025)	(65,061)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S OVERVIEW

Third quarter 2023 overview. We reported net income attributable to Stewart of $14.0 million ($0.51 per diluted share) for the third quarter 2023, compared to net income attributable to Stewart of $29.4 million ($1.08 per diluted share) for the third quarter 2022. Pretax income before noncontrolling interests for the third quarter 2023 was $27.1 million compared to pretax income before noncontrolling interests of $45.5 million for the prior year quarter. The third quarter 2023 and 2022 results included $1.9 million and $6.4 million, respectively, of pretax net realized and unrealized losses primarily driven by net unrealized losses on fair value changes of equity securities investments in the title segment.

Summary results of the title segment are as follows ($ in millions, except pretax margin):

	For the Three Months Ended September 30
	2023	2022	% Change

Operating revenues	522.1	647.9	(19)%
Investment income	13.4	5.2	159%
Net realized and unrealized losses	(1.8)	(6.4)	72%
Pretax income	35.4	51.8	(32)%
Pretax margin	6.6%	8.0%

Title segment operating revenues in the third quarter 2023 decreased $125.8 million, or 19%, compared to the third quarter 2022, due to transaction volume declines in our direct and agency title businesses. Total segment operating expenses in the third quarter 2023 decreased $96.5 million, or 16%, primarily driven by lower operating revenues. Agency retention expenses in the third quarter 2023 decreased $61.5 million, or 22%, in line with lower gross agency revenues of $74.8 million, or 22%, while the average independent agency remittance rate in the third quarter 2023 was comparable to the prior year quarter.

Total employee costs and other operating expenses in the third quarter 2023 decreased $33.8 million, or 12%, compared to the prior year quarter, while as a percentage of operating revenues, these expenses were 47.4% in the third quarter 2023 compared to 43.4% in the third quarter 2022. Title loss expense in the third quarter 2023 decreased $3.2 million, or 13%, compared to the prior year quarter, primarily as a result of lower title revenues. As a percentage of title revenues, title loss expense was 4.3% in the third quarter 2023 compared to 3.9% in the third quarter 2022, which benefited from last year’s favorable claims experience.

Investment income in the third quarter 2023 increased $8.2 million compared to the third quarter 2022, primarily due to higher interest income resulting from earned interest from eligible escrow balances and increased interest rates and higher short-term investment balances in the third quarter 2023. Acquisition intangible asset amortization expenses in the third quarters 2023 and 2022 amounted to $3.4 million and $2.0 million, respectively.

Summary results of the real estate solutions segment are as follows ($ in millions):

	For the Three Months Ended September 30
	2023	2022	% Change

Operating revenues	68.2	69.7	(2)%
Pretax income	2.6	3.4	(22)%
Pretax margin	3.8%	4.8%

The segment’s operating revenues in the third quarter 2023 decreased $1.5 million, or 2%, compared to the third quarter 2022, primarily as a result of lower valuation services revenues resulting from lower transaction volumes tied to the continuing elevated interest rate environment, partially offset by higher credit information services revenues. In line with the revenue decline, combined employee costs and other operating expenses in the third quarter 2023 decreased $1.6 million, or 3%. Acquisition intangible asset amortization expenses in the third quarters 2023 and 2022 amounted to $6.3 million and $5.8 million, respectively.

In regard to the corporate and other segment, pretax results in the third quarter 2023 and 2022 were driven by net expenses attributable to corporate operations which were $10.8 million and $9.7 million, respectively.

CRITICAL ACCOUNTING ESTIMATES

The preparation of the Company’s condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures surrounding contingencies and commitments.

Actual results can differ from our accounting estimates. While we do not anticipate significant changes in our estimates, there is a risk that such changes could have a material impact on our consolidated financial condition or results of operations for future periods. During the nine months ended September 30, 2023, we made no material changes to our critical accounting estimates as previously disclosed in Management’s Discussion and Analysis in the 2022 Form 10-K.

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

RESULTS OF OPERATIONS

Comparisons of our results of operations for the three and nine months ended September 30, 2023 with the corresponding periods in the prior year are set forth below. Factors contributing to fluctuations in the results of operations are presented in the order of their monetary significance, and we have quantified, when necessary, significant changes. Segment results are included in the discussions and, when relevant, are discussed separately.

Our statements on home sales and loan activity are based on published U.S. industry data from sources including Fannie Mae, the Mortgage Bankers Association (MBA), the National Association of Realtors® (NAR) and the U.S. Census Bureau as of September 30, 2023. We also use information from our direct operations.

Operating environment. According to NAR, existing home sales (seasonally-adjusted basis) in September 2023 totaled 4.0 million units, which were 15% and 2% lower from a year ago and August 2023, respectively, primarily due to the current increasing mortgage interest rate environment. Limited inventory and low housing affordability continue to hamper home sales, with total housing inventory in September 2023 being 8% lower compared to a year ago and the September 2023 existing home median price at $394,300, or 3% higher than September 2022. Regarding new residential construction, U.S. housing starts (seasonally-adjusted) in September 2023 were 7% lower compared to September 2022, but 7% higher than August 2023, while September 2023 newly-issued building permits were 7% and 4% lower compared to a year ago and August 2023, respectively.

In relation to lending activity, total single family mortgage originations during the third quarter 2023 decreased 17% to $427 billion compared to the prior year quarter, with purchase and refinancing originations declining 13% and 31%, respectively, according to Fannie Mae and MBA (averaged). During the third quarter 2023, the average 30-year fixed interest rate reached 7.0%, compared to 5.7% from the third quarter 2022 and 6.5% in the second quarter 2023. For the year 2023, Fannie Mae and MBA expect the interest rate to average 6.5%, higher than the 5.4% average observed in 2022, while total originations for the year 2023 are expected to be 31% lower compared to 2022.

Title revenues. Direct title revenue information is presented below:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	Change	% Chg	2023	2022	Change	% Chg
	($ in millions)				($ in millions)
Non-commercial
Domestic	167.6	204.4	(36.8)	(18)%	502.4	659.1	(156.7)	(24)%
International	29.1	33.8	(4.7)	(14)%	74.1	106.6	(32.5)	(30)%
	196.7	238.2	(41.5)	(17)%	576.5	765.7	(189.2)	(25)%
Commercial:
Domestic	51.9	61.0	(9.1)	(15)%	126.1	184.5	(58.4)	(32)%
International	7.8	8.2	(0.4)	(5)%	19.6	26.2	(6.6)	(25)%
	59.7	69.2	(9.5)	(14)%	145.7	210.7	(65.0)	(31)%
Total direct title revenues	256.4	307.4	(51.0)	(17)%	722.2	976.4	(254.2)	(26)%

Non-commercial revenues decreased in the third quarter and first nine months of 2023, compared to the same periods in 2022, primarily driven by lower residential purchase and refinancing transactions resulting from the rising mortgage interest rates in 2023. Combined purchase and refinancing orders closed declined 17% and 35% in the third quarter and first nine months of 2023, respectively, compared to the same periods in 2022. Average residential fee per file in the third quarter and first nine months of 2023 was $3,000 and $3,200, respectively, compared to $3,300 and $3,000 in the third quarter and first nine months of 2022, respectively, primarily as a result of changes in the mix of purchase transactions.

Commercial revenues declined in the third quarter and first nine months of 2023, compared to the same periods in 2022, primarily as a result of lower transaction volume. Domestic commercial orders closed decreased 17% and 20% in the third quarter and first nine months of 2023, respectively, while average domestic commercial fee per file was $14,200 and $11,300 in the third quarter and first nine months of 2023, respectively, compared to $13,700 and $13,200, respectively, from the same periods in 2022. Total international revenues in the third quarter and first nine months of 2023 decreased $5.1 million, or 12%, and $39.1 million, or 29%, respectively, primarily due to lower transaction volumes in our Canadian operations compared to the same periods in 2022.

Orders information for the three and nine months ended September 30 is as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	Change	% Chg	2023	2022	Change	% Chg
Opened Orders:
Commercial	3,320	4,456	(1,136)	(25)%	10,456	16,028	(5,572)	(35)%
Purchase	53,285	60,646	(7,361)	(12)%	160,197	201,228	(41,031)	(20)%
Refinance	16,032	20,047	(4,015)	(20)%	49,021	85,574	(36,553)	(43)%
Other	8,630	1,825	6,805	373%	20,639	4,546	16,093	354%
Total	81,267	86,974	(5,707)	(7)%	240,313	307,376	(67,063)	(22)%

Closed Orders:
Commercial	3,661	4,444	(783)	(18)%	11,170	14,007	(2,837)	(20)%
Purchase	39,903	46,592	(6,689)	(14)%	113,757	149,272	(35,515)	(24)%
Refinance	10,397	14,343	(3,946)	(28)%	30,593	71,507	(40,914)	(57)%
Other	6,347	1,419	4,928	347%	12,936	4,778	8,158	171%
Total	60,308	66,798	(6,490)	(10)%	168,456	239,564	(71,108)	(30)%

Gross revenues from independent agency operations in the third quarter and first nine months of 2023 declined $74.8 million, or 22%, and $431.1 million, or 37%, respectively, compared to the same periods in 2022, primarily influenced by lower commercial and residential activity in the market. Agency revenues, net of retention, declined $13.2 million, or 22%, and $76.0 million, or 37%, in the third quarter and first nine months of 2023 compared to the same periods in 2022, consistent with the change in gross agency revenues. Refer further to the "Retention by agencies" discussion under Expenses below.

Real estate solutions and other revenues. Real estate solutions and other revenues are comprised of revenues generated by our real estate solutions segment and, for 2022, by a real estate brokerage company which we sold during the second quarter 2022. Real estate solutions revenues in the third quarter 2023 slightly decreased $1.5 million, or 2%, compared to the third quarter 2022, primarily as a result of lower valuation services revenues resulting from lower transaction volumes tied to the continuing elevated interest rate environment, partially offset by higher credit information services revenues. Excluding $39.2 million of revenues from the disposed real estate brokerage company, real estate solutions revenues for the first nine months of 2023 declined $39.8 million, or 16%, primarily due to lower transaction volumes compared to the same period in 2022.

Investment income. Investment income increased by $8.2 million, or 160%, and $16.6 million, or 107%, in the third quarter and first nine months of 2023, respectively, compared to the same periods in 2022, primarily as a result of higher interest income resulting from earned interest from eligible escrow balances and increased interest rates and higher short-term investments balances in 2023.

Net realized and unrealized gains. Refer to Note 5 to the condensed consolidated financial statements.

Expenses. An analysis of expenses is shown below:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	Change*	% Chg	2023	2022	Change*	% Chg
	($ in millions)				($ in millions)
Amounts retained by agencies	219.0	280.5	(61.5)	(22)%	596.5	951.6	(355.1)	(37)%
As a % of agency revenues	82.4%	82.4%			82.4%	82.4%
Employee costs	181.5	195.1	(13.6)	(7)%	534.7	610.3	(75.6)	(12)%
As a % of operating revenues	30.7%	27.2%			32.4%	25.3%
Other operating expenses	130.5	151.2	(20.8)	(14)%	380.5	503.0	(122.4)	(24)%
As a % of operating revenues	22.1%	21.1%			23.1%	20.9%
Title losses and related claims	22.3	25.5	(3.2)	(13)%	59.7	81.1	(21.4)	(26)%
As a % of title revenues	4.3%	3.9%			4.1%	3.8%
*Amounts change may not foot due to rounding.

Retention by agencies. Amounts retained by title agencies are based on agreements between agencies and our title underwriters. Amounts retained by independent agencies, as a percentage of revenues generated by them, averaged 82.4% in both the third quarter and first nine months of 2023, as well as in the same periods in 2022. The average retention percentage may vary from period to period due to the geographical mix of agency operations, the volume of title revenues and, in some states, laws or regulations. Due to the variety of such laws or regulations, as well as competitive factors, the average retention rate can differ significantly from state to state. In addition, a high proportion of our independent agencies are in states with retention rates greater than 80%. We continue to focus on increasing profit margins in every state, increasing premium revenue in states where remittance rates are above 20%, and maintaining the quality of our agency network, which we believe to be the industry’s best, in order to mitigate claims risk and drive consistent future performance. While market share is important in our agency operations channel, it is not as important as margins, risk mitigation and profitability.

Employee costs. Consolidated employee costs in the third quarter and first nine months of 2023 decreased 7%, and 12%, respectively, compared to the third quarter and first nine months of 2022, primarily driven by lower salaries expenses, incentive compensation and temporary labor costs resulting from lower volumes and lower average employee counts (which were 9% and 10% lower in the third quarter and first nine months of 2023, respectively). Compared to corresponding periods in the prior year, title segment employee costs for the third quarter and first nine months of 2023 decreased $14.1 million, or 8%, and $72.7 million, or 13%, respectively, while employee costs in the real estate solutions segment were comparable in the third quarter 2023 and decreased $1.3 million, or 3%, during the first nine months of 2023.

Total employee costs, as a percentage of total operating revenues, were higher at 30.7% and 32.4% in the third quarter and first nine months of 2023, respectively, compared to 27.2% and 25.3% in the same periods in 2022, primarily as a result of lower 2023 revenues. As of September 30, 2023, we had approximately 7,000 employees compared to approximately 7,400 and 7,100 employees as of September 30, 2022 and December 31, 2022, respectively.

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

Consolidated other operating expenses decreased 14% and 24% in the third quarter and first nine months of 2023, compared to the same periods in 2022, primarily as a result of decreased costs tied to lower title and real estate solutions revenues. Total variable costs in the third quarter and first nine months of 2023 decreased $14.0 million, or 17%, and $104.3 million, or 34%, respectively, primarily due to lower appraisal and outside search expenses and premium taxes. Total costs that are primarily fixed in nature decreased $2.9 million, or 6%, and $10.3 million, or 7%, in the third quarter and first nine months of 2023, respectively, primarily due to reduced outsourcing and rent and other occupancy expenses, while independent costs decreased $3.8 million, or 22%, and $7.9 million, or 17%, respectively, primarily due to lower business promotion and marketing costs and office closures expenses.

As a percentage of total operating revenues, consolidated other operating expenses in the third quarter and first nine months of 2023 were 22.1% and 23.1%, respectively, compared to 21.1% and 20.9% in the same periods in 2022, primarily due to lower operating revenues in 2023.

Title losses. Provisions for title losses, as a percentage of title operating revenues, were 4.3% and 4.1% for the third quarter and first nine months of 2023, respectively, compared to 3.9% and 3.8% for the third quarter and first nine months of 2022, respectively. The slightly higher title loss ratios in 2023 were primarily due to the favorable claims experience during 2022. Title loss expense in the third quarter and first nine months of 2023 decreased $3.2 million, or 13%, and $21.4 million, or 26%, respectively, primarily as a result of lower title revenues in 2023. The title loss ratio in any given quarter can be significantly influenced by changes in new large claims incurred, escrow losses and adjustments to reserves for existing large claims.

The composition of title policy loss expense is as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	Change	% Chg	2023	2022	Change	% Chg
	($ in millions)				($ in millions)
Provisions – known claims:
Current year	4.9	4.4	0.5	11%	10.6	12.9	(2.3)	(18)%
Prior policy years	15.8	25.3	(9.5)	(38)%	58.3	56.9	1.4	2%
	20.7	29.7	(9.0)	(30)%	68.9	69.8	(0.9)	(1)%
Provisions – IBNR
Current year	17.4	21.0	(3.6)	(17)%	48.4	68.2	(19.8)	(29)%
Prior policy years	—	0.1	(0.1)	(100)%	0.7	—	0.7	100%
	17.4	21.1	(3.7)	(18)%	49.1	68.2	(19.1)	(28)%
Transferred from IBNR to known claims	(15.8)	(25.3)	9.5	(38)%	(58.3)	(56.9)	(1.4)	2%
Total provisions	22.3	25.5	(3.2)	(13)%	59.7	81.1	(21.4)	(26)%

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

Total known claims provision decreased in the third quarter 2023 compared to the prior year quarter, primarily as a result of changes to existing large and non-large claims related to prior policy years, while total known claims provision decreased in the first nine months of 2023 compared to the same period in 2022, primarily as a result of lower claims reported for current year policies. Current year IBNR provisions in the third quarter and first nine months of 2023 decreased compared to the same periods in 2022, primarily due to lower title premiums in 2023. As a percentage of title operating revenues, provisions - IBNR for the current policy year were 3.3% for both the third quarter and first nine months of 2023 compared to 3.2% for both the third quarter and first nine months of 2022. Compared to corresponding periods in 2022, cash claim payments decreased $10.2 million, or 33%, in the third quarter 2023 and increased $16.0 million, or 23% in the first nine months of 2023, primarily due to timing of payments on existing large claims related to prior policy years. We continue to manage and resolve large claims prudently and in keeping with our commitments to our policyholders.

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

Total title policy loss reserve balances are as follows:

	September 30, 2023	December 31, 2022
	($ in millions)
Known claims	70.1	87.3
IBNR	451.3	462.1
Total estimated title losses	521.4	549.4

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

Depreciation and amortization. Depreciation and amortization expenses increased $2.3 million, or 17%, and $4.7 million, or 11%, in the third quarter and first nine months of 2023, respectively, compared to the same periods in 2022, primarily due to increased depreciation expenses related to internal-use systems placed into operation starting in mid-2022. Also, acquisition intangible amortization expenses for the third quarter and first nine months of 2023 increased to $9.3 million and $26.3 million, respectively, compared to $7.8 million and $24.7 million, respectively, from the same periods in 2022.

Income taxes. Our effective tax rates, based on income before taxes and after deducting income attributable to noncontrolling interests, increased to 39% and 31% in the third quarter and first nine months of 2023, respectively, compared to 27% and 25% in the third quarter and first nine months of 2022, primarily as a result of discrete annual federal return adjustments recorded in the third quarter 2023 that were related to lower utilization of foreign tax credits.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources reflect our ability to generate cash flow to meet our obligations to stockholders, customers (payments to satisfy claims on title policies), vendors, employees, lenders and others. As of September 30, 2023, our total cash and investments, including amounts reserved pursuant to statutory requirements aggregated $901.0 million. Of our total cash and investments at September 30, 2023, $503.0 million ($251.1 million, net of statutory reserves) was held in the United States and the rest internationally (principally in Canada).

As a holding company, the parent company is funded principally by cash from its subsidiaries' earnings in the form of dividends, operating and other administrative expense reimbursements and pursuant to intercompany tax sharing agreements. Cash held at the parent company and its unregulated subsidiaries (which totaled $43.3 million at September 30, 2023) is available for funding the parent company's operating expenses, interest payments on debt and dividend payments to common stockholders. The parent company also receives distributions from Stewart Title Guaranty Company (Guaranty), its regulated title insurance underwriter, to meet cash requirements for acquisitions and other strategic investments.

A substantial majority of our consolidated cash and investments as of September 30, 2023 was held by Guaranty and its subsidiaries. The use and investment of these funds, dividends to the parent company, and cash transfers between Guaranty and its subsidiaries and the parent company are subject to certain legal and regulatory restrictions. In general, Guaranty uses its cash and investments in excess of its legally-mandated statutory premium reserve (established in accordance with requirements under Texas law) to fund its insurance operations, including claims payments. Guaranty may also, subject to certain limitations, provide funds to its subsidiaries (whose operations consist principally of field title offices and real estate solutions operations) for their operating and debt service needs.

We maintain investments in accordance with certain statutory requirements for the funding of statutory premium reserves. Statutory reserve funds are required to be fully funded and invested in high-quality securities and short-term investments. Statutory reserve funds are not available for current claim payments, which must be funded from current operating cash flow. Included in investments in debt and equity securities are statutory reserve funds of approximately $510.8 million and $544.0 million at September 30, 2023 and December 31, 2022, respectively. In addition, included within cash and cash equivalents are statutory reserve funds of approximately $11.0 million and $8.6 million at September 30, 2023 and December 31, 2022, respectively. As of September 30, 2023, our known claims reserve totaled $70.1 million and our estimate of claims that may be reported in the future, under generally accepted accounting principles, totaled $451.3 million. In addition to this, we had cash and investments (at amortized cost and excluding equity method investments) of $311.2 million, which are available for underwriter operations, including claims payments, and acquisitions.

The ability of Guaranty to pay dividends to its parent is governed by Texas insurance law. The Texas Department of Insurance (TDI) must be notified of any dividend declared, and any dividend in excess of the greater of the statutory net operating income or 20% of surplus (which was approximately $158.1 million as of December 31, 2022) would be, by regulation, considered extraordinary and subject to pre-approval by the TDI. Also, the Texas Insurance Commissioner may raise an objection to a planned distribution during the notification period. Guaranty’s actual ability or intent to pay dividends to its parent may be constrained by business and regulatory considerations, such as the impact of dividends on surplus and liquidity, which could affect its ratings and competitive position, the amount of insurance it can write and its ability to pay future dividends. During the nine months ended September 30, 2023 no dividends have been paid by Guaranty to the parent company, while Guaranty paid $70.0 million during the nine months ended September 30, 2022.

As the parent company conducts no operations apart from its wholly-owned subsidiaries, the discussion below focuses on consolidated cash flows.

	Nine Months Ended September 30,
	2023	2022
	($ in millions)
Net cash provided by operating activities	43.6	167.0
Net cash used by investing activities	(36.8)	(225.3)
Net cash used by financing activities	(51.2)	(98.1)

Operating activities. Our principal sources of cash from operations are premiums on title policies and revenue from title service-related transactions, real estate solutions and other operations. Our independent agencies remit cash to us net of their contractual retention. Our principal cash expenditures for operations are employee costs, operating costs and title claims payments.

Net cash provided by operations in the first nine months of 2023 was $43.6 million compared to net cash provided by operations of $167.0 million in the same period in 2022, primarily driven by lower net income and higher claims payments, partially offset by lower payments on accounts payable in 2023. Although our business is labor intensive, we are focused on a cost-effective, scalable business model which includes utilization of technology, centralized back and middle office functions and business process outsourcing. We are continuing our emphasis on cost management, especially in light of the current economic environment due to elevated mortgage interest rates, specifically focusing on lowering unit costs of production and improving operating margins in our direct title and real estate solutions operations. Our plans to improve margins include additional automation of manual processes, further consolidation of our various systems and production operations, and full integration of acquisitions. We continue to invest in the technology necessary to accomplish these goals.

Investing activities. Net cash used by investing activities is primarily driven by proceeds from matured and sold investments, purchases of investments, capital expenditures and acquisition of businesses. During the first nine months of 2023, total proceeds from securities investments sold and matured were $111.6 million, compared to $76.7 million during the same period in 2022. Cash used for purchases of securities investments was $72.9 million during the first nine months of 2023 compared to $165.1 million during the first nine months in 2022.

We used $25.1 million and $102.9 million of net cash for acquisitions in the title and real estate solutions segments during the first nine months of 2023 and 2022, respectively, while we received $6.7 million during the first nine months of 2022 from the sale of a subsidiary. We used $29.5 million and $35.3 million of cash for purchases of property and equipment during the first nine months of 2023 and 2022, respectively. We maintain investment in capital expenditures at a level that enables us to implement technologies for increasing our operational and back-office efficiencies and to pursue growth in key markets.

Financing activities and capital resources. Total debt and stockholders’ equity were $445.2 million and $1.36 billion, respectively, as of September 30, 2023. During the first nine months of 2023 and 2022, payments on notes payable of $5.7 million and $73.6 million, respectively, and notes payable additions of $3.5 million and $38.0 million, respectively, were related to short-term loan agreements in connection with our Section 1031 tax-deferred property exchange (Section 1031) business.

At September 30, 2023, our line of credit facility was fully available, while our debt-to-equity and debt-to-capitalization ratios, excluding our Section 1031 notes, were approximately 33% and 25%, respectively. During the first nine months of 2023, we paid total dividends of $37.5 million ($1.38 per common share), compared to the total dividends paid in the same period in 2022 of $32.5 million ($1.20 per common share).

We believe we have sufficient liquidity and capital resources to meet the cash needs of our ongoing operations, including consideration of the current economic and real estate environment created by the increasing mortgage interest rates. However, we may determine that additional debt or equity funding is warranted to provide liquidity for achievement of strategic goals or acquisitions or for unforeseen circumstances. Other than scheduled maturities of debt, operating lease payments and anticipated claims payments, we have no material contractual commitments. We expect that cash flows from operations and cash available from our underwriters, subject to regulatory restrictions, will be sufficient to fund our operations, including claims payments. However, to the extent that these funds are not sufficient, we may be required to borrow funds on terms less favorable than we currently have or seek funding from the equity market, which may not be successful or may be on terms that are dilutive to existing stockholders.

Contingent liabilities and commitments. See discussion of contingent liabilities and commitments in Note 10 to the condensed consolidated financial statements.

Other comprehensive loss. Unrealized gains and losses on available-for-sale debt securities investments and changes in foreign currency exchange rates are reported net of deferred taxes in accumulated other comprehensive income (loss), a component of stockholders’ equity, until they are realized. During the first nine months of 2023, net unrealized investment losses of $6.3 million, net of taxes, which increased our other comprehensive loss, were primarily related to net decreases in the fair values of our foreign and corporate bond securities investments, primarily influenced by the elevated interest rate environment. During the first nine months of 2022, net unrealized investment losses of $42.2 million, net of taxes, which increased our other comprehensive loss, were primarily related to net decreases in the fair values of our corporate and foreign bond securities investments, primarily driven by the effect of higher interest rates and credit spreads.

Changes in foreign currency exchange rates, primarily related to our Canadian and United Kingdom operations, increased our other comprehensive loss, net of taxes, by $1.0 million and $22.9 million in the first nine months of 2023 and 2022, respectively. During the first nine months of 2022, the Canadian dollar and British pound significantly deteriorated against the United States dollar.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes during the quarter ended September 30, 2023 in our investment strategies, types of financial instruments held or the risks associated with such instruments that would materially alter the market risk disclosures made in our 2022 Form 10-K.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. Our principal executive officer and principal financial officer are responsible for establishing and maintaining disclosure controls and procedures. They evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2023, and have concluded that, as of such date, our disclosure controls and procedures are adequate and effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting during the quarter ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases of our Common Stock during the nine months ended September 30, 2023, except for repurchases of approximately 37,100 shares (aggregate purchase price of approximately $1.6 million) related to the statutory income tax withholding on the vesting of restricted unit grants to executives and senior management employees.

Item 5. Other Information

Book value per share. Our book value per share was $49.42 and $50.21 as of September 30, 2023 and December 31, 2022, respectively. As of September 30, 2023, our book value per share was based on approximately $1.35 billion of stockholders’ equity attributable to Stewart and 27,355,427 shares of Common Stock outstanding. As of December 31, 2022, our book value per share was based on approximately $1.36 billion of stockholders’ equity attributable to Stewart and 27,130,412 shares of Common Stock outstanding.

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

November 8, 2023
Date

Stewart Information Services Corporation
Registrant

By:	/s/ David C. Hisey
David C. Hisey, Chief Financial Officer and Treasurer