Form 10-K
period 2023-12-31
STEWART INFORMATION SERVICES CORP
filed 2024-02-29
CIK 94344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No ☑
The aggregate market value of the Common Stock (based upon the closing stock price of the Common Stock of Stewart Information Services Corporation, as reported by the NYSE on June 30, 2023) held by non-affiliates of the Registrant was approximately $1.1 billion.
On February 16, 2024, there were 27,464,157 outstanding shares of the Registrant's Common Stock.
Documents Incorporated by Reference
Portions of the definitive proxy statement (the Proxy Statement), in connection with the Registrant's 2024 Annual Meeting of Stockholders, are incorporated herein by reference in Part III of this document.

FORM 10-K ANNUAL REPORT
YEAR ENDED DECEMBER 31, 2023

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

Our companies are industry leaders in the spaces they operate in and while each is unique in service offerings, they all share a common belief in providing highest level of services through team focus and customer-centric mindset. For more information on various Stewart companies and brands, refer to our website, www.stewart.com/en/about-stewart/stewart-brands.html.

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

Customers. The primary sources of title insurance business are attorneys, builders, developers, home buyers and home sellers, lenders, mortgage brokers, and real estate brokers and agents. Titles insured include residential and various asset classes of commercial properties, including but not limited to, energy-related projects, office, hotel, multi-family, industrial, retail, undeveloped acreage, farms and ranches.

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

The financial strength and stability of the title underwriter are important factors in maintaining and increasing our business, particularly commercial business. We are rated as investment grade by the title industry’s leading rating agencies. Our wholly-owned and principal underwriter, Stewart Title Guaranty Company (Guaranty), is currently rated “A Double Prime” by Demotech Inc., "A-" by Fitch Ratings Ltd., and "A- " by A.M. Best. Similarly, our wholly-owned and second largest underwriter, Stewart Title Insurance Company (STIC), is also highly rated by such rating companies. These ratings are not credit ratings. Instead, the ratings are based on quantitative, and in some cases qualitative, information and reflect the conclusions of the rating agencies with respect to our financial strength, results of operations and ability to pay policyholder claims. Additionally, our parent company's outstanding senior unsecured debt is rated "BBB" by Fitch Ratings Ltd. These ratings are not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency.

Market share. Title insurance statistics are compiled quarterly by the American Land Title Association (ALTA), the title industry’s national trade association. Based on 2023 statutory premiums written through the nine months ended September 30, 2023, Guaranty is one of the leading title insurers in the United States. Our largest competitors are Fidelity National Financial, Inc. (Fidelity National Financial) whose principal underwriters are Fidelity National Title Insurance Company and Chicago Title Insurance Company, First American Financial Corporation (First American) which includes First American Title Insurance Company, and Old Republic Title Insurance Group (Old Republic) which includes Old Republic National Title Insurance Company. We also compete with other title insurer companies, as well as abstractors, attorneys who issue title opinions and attorney-owned title insurance funds. A number of homebuilders, financial institutions, real estate brokers and others own or control title insurance agencies, some of which issue policies underwritten by Guaranty.

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

Real Estate Solutions Segment

The real estate solutions segment supports the real estate mortgage industry by primarily providing appraisal management services, online notarization and closing solutions, credit and real estate information services, and search and valuation services. We provide these services through Stewart Valuation Intelligence (composed of formerly separate companies United States Appraisals and Pro-Teck Services Ltd.), NotaryCam, Inc., Signature Closers, LLC, Informative Research, and Equimine (which operates as PropStream). These companies are integral to our goal of streamlining the real estate and loan transaction lifecycle through end-to-end, customer-focused and technology-based solutions.

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

Corporate and Other Segment

The corporate and other segment is primarily comprised of the parent holding company and our centralized support services departments. During 2022, the corporate and other segment included results of a real estate brokerage company that was acquired in late 2021 and subsequently sold during the second quarter 2022.

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

As of December 31, 2023, approximately 90% of our combined debt and equity securities investment portfolios consisted of fixed income securities. Also as of that date, approximately 94% of the fixed income investments are held in securities that are A-rated or higher, and substantially all of the fixed income portfolios are rated investment grade (percentages are based on the fair value of the securities). In addition to our debt and equity securities investment portfolios, we maintain certain money-market and other short-term investments. For more details on market risks related to our investment securities portfolio, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk.

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

Human capital resources. As of December 31, 2023, we employed approximately 6,800 people, with approximately 5,450 employees located in the U. S. and approximately 1,330 employees located internationally. We consider our relationship with our employees to be critical to both our operations and performance. We are committed to attracting, developing, retaining, and motivating a diverse and inclusive group of employees, and we do so in a variety of ways.

For additional information about our workforce, sustainability efforts, human capital programs and initiatives, including our Culture of Caring, visit our website (www.stewart.com) and review our published Sustainability Report.

Recruiting
Stewart is committed to recruiting strategies – policies, practices, decision-making and more – grounded in fairness, equity, and inclusivity. Stewart is an equal employment opportunity employer, and our commitment extends to all facets of employment.

Inclusion and diversity
Stewart is committed to an inclusive workplace that values all employees equally by providing a supportive professional work environment that is free of unlawful harassment and discrimination against any applicant or employee as protected by federal, state or local laws. All phases of employment, including, but not limited to, recruiting, selection, placement, promotion, transfer, benefits, training, rates of pay or other forms of compensation, and other terms and conditions of employment are guided by the Company policies regarding conduct, including, but not limited to, Stewart’s Equal Opportunity Employer statement, Anti-Harassment policy, Human Rights policy and our Code of Business Conduct and Ethics. Stewart's Code of Business Conduct and Ethics is reviewed and acknowledged annually by our employees and by our Board of Directors.

We continue our journey and commitment to inclusion and belonging with strategic oversight from our Diversity, Equity, and Inclusion (DE&I) Council, which introduces practices and programs that benefit our employees and drive systemic change within the workplace and the communities in which we live and work. Stewart’s DE&I Council meets regularly to discuss critical topics, advise on important challenges our employees are facing, and ensure we are focused on strategic priorities grounded in our overall DE&I commitment.

Learning and development
Stewart’s approach to talent development encourages continuous learning and professional development for all employees across the organization through transparency around job expectations, supported by deliberate goal setting, performance, coaching and feedback, which allows Stewart employees to take ownership of their career and provides them with the resources needed to be successful in their current and future roles.

Compensation, benefits and well-being
Stewart cares about the health, safety, and well-being of our employees and their families, and provides a variety of valuable programs to improve and maintain their overall health, including physical, mental, social, emotional and financial wellness. Highlights of the key programs include, but are not limited to, health and welfare benefits, life and disability insurance, 401(k) plan match, employee stock purchase plan (ESPP) with a discount, wellness initiatives, paid sick, vacation, holidays and volunteer time off, local community based charitable programs, including employee volunteer opportunities, through the Stewart Title Foundation, and global employee appreciation and recognition.

Employee engagement and recognition
In partnership with an outside firm, we conducted a U.S. employee engagement survey in 2022 and a U.S. employee pulse survey in 2023 to better understand employee sentiment and gain actionable feedback on culture and engagement. The results have continued to guide our path forward in keeping employees engaged, feeling valued, ensuring Stewart is a place where our employees are proud to work, and strengthening our relationship with the communities we serve. Additionally, based on the survey feedback received from our employees, we were recognized in the Top Workplaces program as a 2023 Top Workplace USA company.

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

Transfer agent. Our transfer agent is Computershare, which can be contacted via regular mail at P.O. Box 43078, Providence, RI 02940-3078 and via its website (https://www-us.computershare.com/investor).

CEO and CFO certifications. The CEO and CFO certifications required under Section 302 of the Sarbanes-Oxley Act are filed as exhibits to our 2023 Form 10-K. During 2023, Stewart completed its annual CEO Certification under Section 303A.12(a) of the New York Stock Exchange (NYSE) Listed Company Manual.

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

As part of our investment and growth strategy, we frequently monitor and analyze opportunities to acquire or make a strategic investment in new or other businesses where we believe we can have sustained success and improve Stewart’s scale and profitability. The negotiation of potential acquisitions or strategic investments as well as the integration of an acquired business or new personnel, could result in a substantial diversion of management resources. Future acquisitions could likewise involve numerous additional risks such as potential losses from unanticipated litigation or levels of claims and inability to generate sufficient revenue to offset acquisition costs. Additionally, certain of the investments that we frequently make are in regulated entities that are required to comply with various governmental regulatory requirements, which may impose significant costs on such entities or otherwise impact the value of our investments therein. As we pursue or consummate a strategic transaction or investment, we may value the acquired or funded company or operations incorrectly, fail to integrate the acquired operations appropriately into our own operations, fail to successfully manage our operations as our product and geographical diversity increases, expend unforeseen costs during the acquisition or integration process, or encounter other unanticipated risks or challenges. If we succeed in consummating a strategic investment, we may fail to value it accurately or divest it or otherwise realize the value which we originally invested or have subsequently reflected in our consolidated financial statements. Any failure by us to effectively limit such risks or implement our acquisitions or strategic investment strategies could have a material adverse effect on our business, financial condition or results of operations.

Innovations and title insurance alternatives introduced by real estate industry participants, including Stewart and our competitors, lenders and investors may be potentially disruptive and could adversely affect Stewart

Various initiatives and alternatives to traditional title insurance and settlement products and services are or may be introduced by real estate industry participants, including Stewart and our competitors, lenders and investors, which may change the demand for our products and services, the manner our products and services are ordered or fulfilled, and the revenue or profitability derived from our products and services. Innovation initiatives include implementing advanced technologies, processes and techniques to automate and streamline certain manual processes during title search, insurance policy issuance and real estate transaction settlement to improve the manner and timeliness of delivering products and services, increase efficiency, reduce costs, improve product and service quality and customer experience, and enhance risk management. Alternatives to title insurance policies, such as an attorney opinion letter which may not provide the same level of protection as traditional title policies but may be a more cost-effective option, may become widely used and accepted which can affect the demand for our products and services.

Further, in developing and implementing our own innovation initiatives, we have made and will likely continue to make significant investments. Depending on factors relating to our operations, the real estate industry and the macroeconomic environment, these innovative investments may not be successful, may result in increased claims, damage to our reputation or other material impacts on Stewart, or could disrupt our business operations by significantly diverting management's attention.

Rapid changes in our industry require secure, timely and cost-effective technological responses. Our earnings may be adversely affected if we are unable to effectively use technology to address regulatory changes and increase productivity.

We believe that our future success depends, in part, on our ability to anticipate changes in the industry and to offer products and services that meet evolving standards on a timely and cost-effective basis. To do so requires a flexible and secure technology architecture, such as title production systems, which can continuously comply with changing regulations, improve productivity, lower costs, reduce risk and enhance the customer experience. Inability to meet these requirements and any unanticipated downtime in our technology may have a material adverse effect on our earnings.

Operational Risk Factors

Adverse changes in economic conditions, especially those affecting the levels of real estate and mortgage activity, may reduce our revenues.

Our financial condition and results of operations are affected by changes in economic conditions, particularly mortgage interest rates, credit availability, real estate prices and consumer confidence. Our revenues and earnings have fluctuated in the past due to the cyclical nature of the housing industry, and we expect them to continue to fluctuate in the future.

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

Competition in the title insurance industry is intense, particularly with respect to price, service and expertise. Larger commercial customers and mortgage originators also look to the size and financial strength of a title insurer. Although we are one of the leading title insurance underwriters based on market share, Fidelity National Financial, First American and Old Republic each has substantially greater gross revenues than we do and their holding companies have significantly greater capital. Further, other title insurance companies, collectively, hold a considerable share of the market. Although we are not aware of any current initiatives to reduce regulatory barriers to entering our industry, any such reduction could result in new competitors, including financial services firms or institutions, entering the title insurance business. From time-to-time, new entrants enter the marketplace with alternative products to traditional title insurance, although many of these alternative products have been disallowed by title insurance regulators. Further, advances in technologies could, over time, significantly disrupt the traditional business model of financial services and real estate-related companies, including title insurance. These alternative products or disruptive technologies, if permitted by regulators, could have a material adverse effect on our revenues and earnings.

Information technology (IT) systems present potential targets for cybersecurity attacks.

Our operations are reliant on technology and data. Our IT systems and our vendors' IT systems are used to store and process sensitive information regarding our operations and financial position as well as any information pertaining to our customers and vendors. While we take strong precautions, we cannot guarantee safety from all cyber threats, IT system or software vulnerabilities, wire fraud and attacks to our systems, or our ability to timely detect cyber incidents. Any successful breach of security could result in loss of sensitive data, spread of inaccurate or confidential information, disruption of operations, theft of escrowed funds, endangerment of employees, damage to our assets and increased costs to respond. Although we maintain cyber liability insurance to help protect us financially, there is no assurance that the instances noted above would not have a negative impact on cash flows, litigation status and/or our reputation, which could have a material adverse effect on our business, financial condition and results of operations. Refer to Part I, Item 1C. Cybersecurity for our policies and procedures in place to address cybersecurity risks.

Errors and fraud relating to fund transfers may adversely affect us

The Company relies on its systems, employees and banks to transfer its own funds and the funds of third parties. These transfers are susceptible to user input error, fraud, system interruptions and other similar errors that, from time to time, result in lost funds or delayed transactions. Our email and computer systems, and systems used by other parties involved in a transaction have been subject to and are likely to continue to be the target of, fraudulent attacks, including attempts to cause us or the other parties to improperly transfer funds. Funds transferred to a fraudulent recipient are often not recoverable and in certain instances, we may be liable for those unrecovered funds. Our controls and procedures in place to prevent transfer errors and fraud may prove inadequate and may result in financial losses, harm to our reputation, loss of customers or other adverse consequences which could be material to Stewart.

Climate change and extreme weather events could adversely affect our operations and financial performance

Our operations and financial performance could be adversely impacted by climate change and extreme weather events, especially if these occurrences negatively impact the overall real estate market and the broader economy. With respect to our investment portfolio, both individual corporate securities, as well as securities issued by municipalities could also see their value affected by such events. Given the unpredictable and uncertain nature of climate change and weather with respect to size, severity, frequency, geography, and duration, we are unable to quantify the true impact these events would have on our business and operations. As part of our emergency response management, we have an enterprise-wide business continuity program and disaster recovery plan to ensure continued operations of critical services in the event of a disruption to regular operations. Also, as a result of the growing importance that climate change has on both the Company’s operations as well as society in general, Stewart is committed to caring for the health of the global environment. The Company will also continue to update investors on the progress it is making to positively contribute to environmental preservation through its annual sustainability reports. These and other environmental-related documents can be found in the Investor Relations - Governance section of the Company's website.

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

•setting standards of solvency and minimum amounts of statutory capital and surplus that must be maintained;
•placing limits on types and amounts of investments;
•establishing reserves, including statutory premium reserves, for losses and loss adjustment expenses;
•regulating underwriting and marketing practices;
•regulating dividend payments and other transactions among affiliates;
•approving the acquisition and control of an insurance company or of any company controlling an insurance company;
•licensing of insurers, agencies and, in certain states, escrow officers;
•regulating reinsurance;
•restricting the size of risks that may be insured by a single company;
•requiring deposits of securities for the benefit of policyholders;
•approving policy forms;
•approving and prescribing methods of accounting; and
•filing of annual and other reports with respect to financial condition and other matters.

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

Finally, changes in regulations or new regulations in our industry may be introduced that could have a material adverse effect on our business or result in increased costs of compliance.

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

Financial Risk Factors

Availability and cost of credit may reduce our liquidity and negatively impact our ability to fund operations.

We expect that cash flows from operations and cash available from our underwriters, subject to regulatory restrictions, will be sufficient to fund our operations, pay our claims and fund operational initiatives. To the extent that these funds are not sufficient, we may be required to borrow funds on less than favorable terms or seek funding from the equity market, which may be on terms that are dilutive to existing shareholders. Increases in interest rates also increase the costs associated with borrowing on our floating rate line of credit facility. As of December 31, 2023, we have an available $197.5 million borrowing capacity on our existing line of credit facility.

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

We deposit substantial fiduciary funds, which are third-party funds, and operating funds in many financial institutions in excess of insured deposit limits. In relation to fiduciary funds, we perform appropriate account titling and management which leaves the majority of accounts within insured limits. Those above the limits, which typically relate to large residential or commercial settlement transactions, are generally placed in well-capitalized financial institutions. In the event that one or more of these financial institutions fail, there is no guarantee that we could recover the deposited funds in excess of federal deposit insurance, and, as such, we could be held liable for the funds owned by third parties. Under these circumstances, our liability could have a material adverse effect on our results of operations or financial condition.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Stewart recognizes the importance of protecting our customers', employees' and partners’ confidentiality and data integrity. To that end, we continuously and methodically evaluate cyber risks, how they evolve and how they may affect us. We utilize considerable resources in our cybersecurity efforts, and we are committed to continuous cybersecurity education and training across our entire organization as well as our partners and customers. We continuously evaluate and monitor third-party risk relating to the protection of sensitive data. Our program focuses on a broad area of security domains, including, but not limited to: risk management, data protection, incident response, identity and access management, threat and vulnerability management, disaster recovery, business resiliency, and continuity.

Risk assessment and management
Stewart has an enterprise risk management (ERM) program to assess, identify, and manage risks. Cybersecurity risks are evaluated alongside other critical business risks under the ERM program to align cybersecurity efforts with Stewart’s broader business goals and objectives. The cybersecurity risk is assigned to the Vice President, Information Technology (IT), who is a member of the ERM committee, for monitoring. The cybersecurity risk is also under the management oversight of Stewart's Senior Leadership Team.

Stewart takes a risk-based approach to cybersecurity, which begins with the identification and evaluation of cybersecurity risks that could affect Stewart’s operations, finances, legal or regulatory compliance, or reputation. Once identified, cybersecurity risks and related mitigation efforts are prioritized based upon their potential impact and likelihood. Risk mitigation strategies are developed and implemented based upon the specific nature of each cybersecurity risk. These strategies include the application of cybersecurity policies, procedures, and technologies, and employee training, education, and awareness. Additionally, Stewart’s cybersecurity program provides mechanisms for employees to report any unusual or potentially malicious activity.

Stewart is regularly assessed against the cybersecurity frameworks of the National Institute of Standards and Technology (NIST CSF) and also evaluated for compliance with the SSAE-18 Systems and Organization Controls (SOC) standards of the American Institute of Certified Public Accountants (AICPA).

Stewart receives certain confidential or personal information related to its customers and employees. Stewart’s operations depend upon the secure collection, processing, retention and transmission of such information by and through Stewart and its vendors. Therefore, the performance, reliability, and security of Stewart’s technology infrastructure and information systems, and those of its vendors, are critical to Stewart’s operations and initiatives.

Vendor risk management is an essential part of Stewart’s Enterprise Governance Risk and Compliance (GRC) program. Critical vendors, which includes vendors that have access to personal information, are assessed and measured against standard security frameworks. Critical vendors are monitored for performance and compliance, and vendor security requirements are well defined and included with all master service agreements and contracts.

Incident response
In the event of a material breach or an information technology disruption, management has an incident response team in place to take immediate action, work with local and national law enforcement, and notify the appropriate regulators, our Board of Directors and impacted parties. In addition, we would work with the NYSE to disclose the scope and effect of the breach or disruption through an appropriate Form 8-K filing, without providing information that could affect any law enforcement investigation.

Cybersecurity governance and board oversight
The Board is responsible for overseeing management’s assessment of significant risks facing Stewart. The Board approves management’s strategy to manage these risks and monitors management’s performance in implementing the strategy. The Board’s oversight of cybersecurity risks occurs at both the full Board level and at the Board committee level through the Audit Committee.

The Board receives, at each regularly scheduled meeting, a risk report which includes an updated cybersecurity risk exposure assessment, a summary of existing cybersecurity controls and risk mitigations, and further planned controls and risk mitigation activities.

Our Chief Information Security Officer (CISO) reports quarterly to the Audit Committee concerning Stewart’s cybersecurity program, operations, and other ad hoc updates. On a regular basis, management conducts a third-party assessment of Stewart's cybersecurity controls, the results of which are reported to the Audit Committee.

Management’s role
Stewart’s cybersecurity function is led by Stewart’s CISO, who reports to the Group President, Technology and Operations. The Group President, Technology and Operations, is responsible for all areas of Stewart’s digital business strategy, enterprise technology solutions, innovation, and global information technology. The CISO leads a holistic security program to defend enterprises against emerging threats. He has served in various roles in information technology and security leadership for over 30 years.

Management uses third party consultants, as necessary, to assist in assessing, identifying and managing risks from cybersecurity threats. Annually, senior management participates in tabletop exercises to assess its readiness responding to cybersecurity incidents. Our cybersecurity team routinely challenges our employees and the effectiveness of existing controls.

Risk from cybersecurity threats
While Stewart regularly defends against, responds to and mitigates risks from IT systems and software vulnerabilities, broader cybersecurity threats and data security incidents, as of the date of this report, Stewart has not identified any cybersecurity threats that have materially affected or are reasonably anticipated to have a material effect on the organization, however, there can be no guarantee that we will not experience such an incident in the future. Stewart experienced no known material cyber breaches during the three-year period ended December 31, 2023. For additional information concerning Stewart’s risks related to cybersecurity, see Item 1A. Risk Factors.

Item 2. Properties

We currently sub-lease under a non-cancelable operating lease that expires in year 2025, approximately 110,000 square feet of space in an office building in Houston, Texas, which is used for our corporate offices and for offices of several of our subsidiaries. Additionally, we executed during 2023 a lease agreement with the owner of the building that extends our occupancy of such office space through the year 2036. We also lease space at approximately 510 locations for business operations, administrative and technology centers. These additional locations include significant leased facilities in Arizona (Phoenix and Scottsdale), New York (New York), Colorado (Denver), Texas (Houston), California (Irvine and San Diego) and Canada (Toronto).

Our current leases expire through 2036 and we believe we will not have any difficulty obtaining renewals of leases as they expire or, alternatively, leasing comparable properties. The aggregate rent expense under all office leases was approximately $47.7 million in 2023.

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

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market and Holders Information. Our Common Stock is listed on the NYSE under the symbol “STC”. As of February 16, 2024, the number of stockholders of record was approximately 4,700 and the closing price of one share of our Common Stock was $62.15.

Stock Performance Graph. The following table and graph compares the yearly percentage change in our cumulative total stockholder return on Common Stock with the cumulative total return of the Russell 2000 Index and the Russell 2000 Financial Services Sector Index for the five years ended December 31, 2023. The presented information assumes that the value of the investment in our Common Stock and each index was $100 at December 31, 2018 and that all dividends were reinvested.

	2018	2019	2020	2021	2022	2023
Stewart	100.00	101.47	124.38	209.63	116.28	166.54
Russell 2000 Index	100.00	125.49	150.42	172.66	137.33	160.51
Russell 2000 Financial Services Sector Index	100.00	124.09	121.57	157.76	133.17	149.56

The performance graph above and the related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Exchange Act, as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

Dividend Policy. Our current dividend policy anticipates the payment of quarterly dividends in the future. The declaration and payment of dividends will be at the discretion of our Board of Directors and will be dependent upon our future earnings, financial condition and capital requirements. Refer to Liquidity and Capital Resources.

Stock Repurchases. There were no stock repurchases during 2023, except for repurchases of approximately 41,700 shares (aggregate purchase price of approximately $1.8 million) related to statutory income tax withholding on the annual vesting of employee restricted share grants.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)
MANAGEMENT'S OVERVIEW

Net income attributable to Stewart for the year 2023 was $30.4 million, or $1.11 per diluted share, compared to $162.3 million, or $5.94 per diluted share, in 2022. Pretax income before noncontrolling interests in 2023 was $60.9 million (2.7% pretax margin) compared to $232.7 million (7.6% pretax margin) in 2022. During 2023, total operating revenues decreased 27% to $2.2 billion compared to $3.0 billion in 2022, while total expenses decreased 23% to $2.2 billion compared to $2.8 billion in 2022, primarily due to lower transaction volumes driven by the elevated interest rate environment during 2023. Refer to "Results of Operations" for detailed year-to-year income statement discussions, and "Liquidity and Capital Resources" for an analysis of Stewart's financial condition.

For the fourth quarter 2023, we reported net income attributable to Stewart of $8.8 million ($0.32 per diluted share), compared to net income attributable to Stewart of $13.3 million ($0.49 per diluted share) for the fourth quarter 2022. Fourth quarter 2023 pretax income before noncontrolling interests was $18.8 million compared to pretax income before noncontrolling interests of $20.8 million for the prior year quarter.

Fourth quarter 2023 included $4.8 million of pretax net realized and unrealized gains primarily driven by net unrealized gains on fair value changes of equity securities investments and net gains from acquisition liability adjustments, offset by $6.4 million of combined office closures and severance expenses. Fourth quarter 2022 results included $12.7 million of pretax net realized and unrealized gains, primarily composed of net unrealized gains on fair value changes of equity securities investments and gains related to settlements of company-owned insurance policies, offset by $16.7 million of combined office closure, severance and regulatory settlement and litigation expenses.

Title segment. Summary results of the title segment are as follows (in $ millions, except pretax margin and % change):

	For the Three Months Ended December 31,
	2023	2022	% Change

Operating revenues	503.0	581.6	(14)%
Investment income	13.0	6.9	89%
Net realized and unrealized gains	5.1	10.3	(50)%
Pretax income	27.3	26.9	2%
Pretax margin	5.2%	4.5%

Segment operating revenues decreased $78.6 million, or 14%, compared to the prior year quarter, as a result of transaction volume declines in our direct and agency title operations. Total segment operating expenses in the fourth quarter 2023 decreased $78.1 million, or 14%, consistent with lower operating revenues. Agency retention expenses decreased $39.7 million, or 15%, in the fourth quarter 2023 primarily due to $49.2 million, or 16%, lower gross agency revenues. The average independent agency remittance rate in the fourth quarter 2023 was 17.3%, compared to 17.6% during the fourth quarter 2022.

Total employee costs and other operating expenses in the fourth quarter 2023 were lower by $37.6 million, or 13%, compared to the prior year quarter, while as a percentage of operating revenues, these expenses were 49.1% in the fourth quarter 2023 compared to 48.9% in the prior year quarter. Fourth quarter title loss expense decreased $1.1 million, or 5%, primarily as a result of lower title revenues compared to the prior year quarter. As a percentage of title revenues, title loss expense was 4.1% in the fourth quarter 2023 compared to 3.7% in the fourth quarter 2022, which benefited from last year’s favorable claims experience.

Investment income in the fourth quarter 2023 increased $6.1 million, compared to the prior year quarter, primarily due to higher interest income resulting from earned interest from eligible escrow balances in the fourth quarter 2023. Net realized and unrealized gains of $5.1 million and $10.3 million for the fourth quarters 2023 and 2022, respectively, were primarily driven by net unrealized gains on fair value changes on equity securities investments.

Direct title revenue information is presented below (in $ millions, except % change):

	For the Three Months Ended December 31,
	2023	2022	% Change
Non-commercial
Domestic	153.8	171.3	(10)%
International	24.0	24.0	—%
	177.8	195.3	(9)%
Commercial:
Domestic	56.1	66.9	(16)%
International	6.5	7.7	(16)%
	62.6	74.6	(16)%
Total direct title revenues	240.4	269.9	(11)%

Total non-commercial domestic revenues in the fourth quarter 2023 declined $17.5 million, or 9%, primarily due to a 5% decline in total residential purchase and refinancing transactions and a lower average fee per file compared to the fourth quarter 2022. Fourth quarter domestic commercial revenues decreased $10.8 million, or 16%, primarily driven by 14% lower commercial transactions compared to the prior year quarter. Average domestic commercial fee per file in the fourth quarter 2023 was $14,800 compared to $15,100 in the fourth quarter 2022, while average residential fee per file in the fourth quarter 2023 was $3,200, which was 9% lower compared to $3,500 in the prior year quarter primarily due to transaction mix in the fourth quarter 2023. Total international revenues in the fourth quarter 2023 decreased by $1.2 million, or 4%, primarily due to lower transaction volumes compared to the prior year quarter.

Real estate solutions segment. Summary results of the real estate solutions segment are as follows (in $ millions, except pretax margin and % change):

	For the Three Months Ended December 31,
	2023	2022	% Change

Operating revenues	61.4	54.7	12%
Pretax income	1.4	0.4	276%
Pretax margin	2.3%	0.7%

The segment’s fourth quarter operating revenues improved $6.7 million, or 12%, compared to the prior year quarter, primarily due to increased credit information services revenues, partially offset by lower valuation services revenues from lower transaction volumes. Combined segment employee costs and other operating expenses in the fourth quarter 2023 increased $5.4 million, or 11%, consistent with the higher operating revenues. The segment's pretax income included acquisition intangible asset amortization expenses of $6.0 million and $6.6 million in the fourth quarters 2023 and 2022, respectively.

Corporate and other segment. The corporate and other segment's results for the fourth quarter 2023 and 2022 were primarily driven by net expenses attributable to corporate operations which were $9.7 million and $9.0 million, respectively. During the fourth quarter 2022, the segment recorded $2.5 million of net realized gains primarily related to a settlement of a company-owned life insurance policy.

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

Title loss reserves
Provisions for title losses, as a percentage of title operating revenues, were 4.1%, 3.8% and 4.2% for the years ended December 31, 2023, 2022 and 2021, respectively. Actual loss payment experience, including the impact of large losses, is the primary reason for increases or decreases in our loss provision. A 100 basis point change in the loss provisioning percentage, a reasonable scenario based on our historical loss experience, would have increased or decreased our provision for title losses, and affected pretax operating results by approximately $19.5 million for the year ended December 31, 2023.

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

	2023	2022	2021
	(in $ millions)
Provisions – Known Claims:
Current year	16.9	20.2	22.8
Prior policy years	70.4	84.2	55.7
	87.3	104.4	78.5
Provisions – IBNR
Current year	49.9	75.2	98.3
Prior policy years	13.5	7.3	5.1
	63.4	82.5	103.4
Transferred IBNR to Known Claims	(70.4)	(84.2)	(55.7)
Total provisions	80.3	102.7	126.2

In 2023, total provisions for known claims decreased by $17.1 million, or 16%, compared to 2022, primarily as a result of changes to existing large and non-large claims related to prior policy years, while total provisions - IBNR decreased $19.1 million, or 23%, primarily due to lower title premiums compared to 2022. In 2022, total known claims provisions increased by $25.9 million, or 33%, primarily due to an increase in reported new and existing large claims relating to prior policy years compared to 2021. Total 2022 provisions - IBNR decreased $20.9 million, or 20%, compared to the prior year, primarily due to lower title premiums and lower provisioning rates from an overall favorable claims experience in 2022. As a percentage of title operating revenues, current year provisions - IBNR were 2.6%, 2.8% and 3.3% in 2023, 2022 and 2021, respectively.

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

Large title losses due to independent agency defalcations typically occur when the independent agency misappropriates funds from escrow accounts under its control. Such losses are usually discovered when the independent agency fails to pay off an outstanding mortgage loan at closing (or immediately thereafter) from the proceeds of the new loan. These incurred losses are typically more severe in terms of dollar value compared with traditional title policy claims since the independent agency is often able, over time, to conceal misappropriation of escrow funds relating to more than one transaction through the constant volume of funds moving through its escrow accounts. In declining real estate markets, lower transaction volumes result in a lower incoming volume of funds, making it more difficult to cover up the misappropriation with incoming funds. Thus, when the defalcation is discovered, it often relates to several transactions. In addition, the overall decline in an independent agency’s revenues, profits and cash flows increases the agency’s incentive to improperly utilize the escrow funds from real estate transactions. For each of the three years ended December 31, 2023, our net title losses due to independent agency defalcations were not material.

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

For our annual goodwill impairment test for all our reporting units, we utilized the quantitative approach during 2023 and 2022 and concluded that there is no impairment of goodwill for any of our reporting units.

RESULTS OF OPERATIONS

We discuss in this section the consolidated results of operations for the years 2023 and 2022, as compared to each corresponding prior year. Factors contributing to fluctuations in our results of operations are presented in the order of their monetary significance, and significant changes are quantified, when necessary. Segment results are included in the discussions and are discussed separately, when relevant.

Industry data. Published U.S. mortgage interest rates and other selected residential housing data for the three years ended December 31, 2023 are shown below (amounts shown for 2023 are preliminary and subject to revision). The amounts below may not relate directly to or provide accurate data for forecasting our operating revenues or order counts. Our statements on home sales, mortgage interest rates and loan activity are based on averaged published industry data as of December 31, 2023 from sources including Fannie Mae and the Mortgage Bankers Association (MBA), when available.

	2023	2022	2021
Mortgage interest rates (30-year, fixed-rate) – %
Averages for the year	6.80	5.33	2.96
First quarter	6.36	3.79	2.88
Second quarter	6.49	5.24	3.00
Third quarter	7.04	5.58	2.87
Fourth quarter	7.29	6.69	3.08
Mortgage originations – $ billions	1,583	2,347	4,504
Refinancings – % of originations	18	31	58
Existing home sales – in millions	4.12	5.07	5.90
Existing home median sales price – in $ thousands	389	384	348
New home sales – in millions	0.68	0.64	0.77
New home median sales price – in $ thousands	424	456	396

Interest rates increased further in 2023 as a result of government actions to address the high inflation rate, which started in the late 2022. The elevated interest rate environment negatively impacted transactions in the real estate market, where 2023 mortgage originations declined 33% from the prior year, with total refinancing transactions decreasing by 61%. Refinancing share from total mortgage originations declined to 18% in 2023 compared to 31% in 2022. Existing home sales activity declined 19% in 2023, primarily due to the high interest rate environment, while new homeowner demand and materials supply improvement contributed to new home sales improving by 7% in 2023 compared to the prior year.

With the government pausing interest rate hikes during the second half of 2023 and encouraging economic data, Fannie Mae and the MBA expect the housing market to slowly recover beginning in 2024. As interest rates are expected to gradually decline, total loan originations are forecast to improve 23% in 2024 with purchase and refinancing originations expected to increase 13% and 67%, respectively, compared to 2023. Additionally, existing and new home sales are estimated to increase 3% and 4%, respectively, in 2024 compared to 2023.

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

Title revenues. Direct title revenue information is presented below:

	Year Ended December 31			Change		Percent Change
	2023	2022	2021	2023 vs 2022	2022 vs 2021	2023 vs 2022	2022 vs 2021
	(in $ millions)			(in $ millions)
Non-commercial
Domestic	656.3	830.5	960.1	(174.2)	(129.6)	(21)%	(13)%
International	98.1	130.5	157.1	(32.4)	(26.6)	(25)%	(17)%
	754.4	961.0	1,117.2	(206.6)	(156.2)	(21)%	(14)%
Commercial:
Domestic	182.2	251.3	242.3	(69.1)	9.0	(27)%	4%
International	26.1	34.0	31.4	(7.9)	2.6	(23)%	8%
	208.3	285.3	273.7	(77.0)	11.6	(27)%	4%
Total direct title revenues	962.7	1,246.3	1,390.9	(283.6)	(144.6)	(23)%	(10)%

Direct title revenues in 2023 decreased 23% compared to 2022, primarily due to reduced transaction volumes driven by the elevated interest rate market environment. Total non-commercial domestic revenues in 2023 declined 21%, primarily due to 20% and 51% lower residential purchase and refinancing transactions, respectively, compared to 2022. Domestic commercial revenues decreased 27% in 2023, primarily driven by 19% lower commercial transactions and smaller transaction sizes compared to 2022. Average domestic commercial fee per file in 2023 was $12,200, which was 11% lower compared to 2022, while average residential fee per file in 2023 was $3,200, which was 6% higher compared to 2022, primarily due to transaction mix in 2023. Total international revenues decreased $40.3 million, or 24%, in 2023 primarily due to lower transaction volumes in our Canadian and United Kingdom operations compared to the prior year.

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

Closed and opened orders information is as follows:

	Year Ended December 31			Change		% Change
	2023	2022	2021	2023 vs 2022	2022 vs 2021	2023 vs 2022	2022 vs 2021
Opened Orders:
Commercial	14,203	20,202	18,113	(5,999)	2,089	(30)%	12%
Purchase	202,947	241,781	283,350	(38,834)	(41,569)	(16)%	(15)%
Refinance	64,418	98,663	256,621	(34,245)	(157,958)	(35)%	(62)%
Other	27,328	9,037	6,753	18,291	2,284	202%	34%
Total	308,896	369,683	564,837	(60,787)	(195,154)	(16)%	(35)%

Closed Orders:
Commercial	14,971	18,448	17,334	(3,477)	1,114	(19)%	6%
Purchase	147,528	184,652	217,895	(37,124)	(33,243)	(20)%	(15)%
Refinance	40,151	81,755	211,109	(41,604)	(129,354)	(51)%	(61)%
Other	17,612	8,071	4,736	9,541	3,335	118%	70%
Total	220,262	292,926	451,074	(72,664)	(158,148)	(25)%	(35)%

Gross revenues from independent agency operations (agency revenues) decreased $480.3 million, or 33%, in 2023 and $116.4 million, or 7%, in 2022 compared to corresponding prior years, which were consistent with the trends of the overall real estate market and our direct title operations during 2023 and 2022. In line with changes in gross agency revenues, our net agency revenues (which are net of agency retention) decreased $85.5 million, or 33%, and $24.3 million, or 9%, in 2023 and 2022, respectively, compared to prior periods. Refer further to the "Retention by agencies" discussion under Expenses below.

Title revenues by geographic location. The approximate amounts and percentages of consolidated title operating revenues for the last three years ended December 31, 2023 were as follows:

	Year Ended December 31			Percentages
	2023	2022	2021	2023	2022	2021
	(in $ millions)
Texas	305	448	469	16%	17%	16%
New York	195	284	263	10%	10%	9%
International	131	176	198	7%	7%	7%
Ohio	96	105	92	5%	4%	3%
California	89	133	192	5%	5%	6%
Florida	85	135	150	4%	5%	5%
All others	1,048	1,432	1,610	53%	52%	54%
	1,949	2,713	2,974	100%	100%	100%

Real estate solutions and other revenues. Real estate solutions and other revenues are primarily comprised of revenues generated by our real estate solutions operations. These revenues also included revenues generated by a real estate brokerage company which we operated from the fourth quarter 2021 to the mid-second quarter 2022 before being sold in 2022. Excluding the real estate brokerage company, real estate solutions revenues decreased $33.1 million, or 11%, in 2023 compared to 2022, primarily due to the slow market activity influenced by higher interest rates, while these revenues improved $37.0 million, or 14%, in 2022 compared to 2021, primarily due to revenues generated by acquisitions.

Investment income. Investment income increased $22.7 million, or 101%, in 2023 compared to the prior year, primarily due to higher interest income resulting from earned interest from eligible escrow balances and increased interest rates in 2023. Investment income in 2022 improved $5.6 million, or 33%, due to higher interest income driven by increased interest rates and higher dividend income from investments in 2022 compared to 2021. Refer to Note 6 to our audited consolidated financial statements for additional details.

Net realized and unrealized gains. Refer to Note 6 to our audited consolidated financial statements for details.

Expenses. Our employee costs and certain other operating expenses are sensitive to inflation. An analysis of expenses is shown below:

	Year Ended December 31			Change*		% Change
	2023	2022	2021	2023 vs 2022	2022 vs 2021	2023 vs 2022	2022 vs 2021
	(in $ millions)			(in $ millions)
Amounts retained by independent agencies	813.5	1,208.3	1,300.4	(394.8)	(92.1)	(33)%	(7)%
As a % of agency revenues	82.5%	82.4%	82.2%
Employee costs	712.8	802.0	777.0	(89.2)	25.0	(11)%	3%
As a % of operating revenues	32.2%	26.3%	23.8%
Other operating expenses	507.7	648.0	626.8	(140.3)	21.2	(22)%	3%
As a % of operating revenues	22.9%	21.3%	19.2%
Title losses and related claims	80.3	102.7	126.2	(22.5)	(23.5)	(22)%	(19)%
As a % of title revenues	4.1%	3.8%	4.2%
*Amounts change may not add due to rounding.

Retention by agencies. Amounts retained by title agencies are based on agreements between agencies and our title underwriters. Amounts retained by independent agencies, as a percentage of revenues generated by them, averaged 82.5%, 82.4% and 82.2% during the three years ended December 31, 2023. The average retention percentage may vary from period to period due to the geographical mix of agency operations, the volume of title revenues and, in some states, laws or regulations. Due to the variety of such laws or regulations, as well as competitive factors, the average retention rate can differ significantly from state to state. In addition, a high proportion of our independent agencies are in states with retention rates greater than 80%. We continue to focus on increasing profit margins in every state, increasing premium revenue in states where remittance rates are above 20%, and maintaining the quality of our agency network, which we believe to be the industry’s best, in order to mitigate claims risk and drive consistent future performance. While market share is important in our agency operations channel, it is not as important as margins, risk mitigation and profitability.

Selected cost ratios (by selected segment). The following table shows employee costs and other operating expenses as a percentage of operating revenues for each of the title and real estate solutions segments for the years ended December 31:

	Employee Costs			Other Operating Expenses
	2023	2022	2021	2023	2022	2021
Title	33.3%	27.1%	24.5%	16.4%	14.8%	13.0%
Real estate solutions	18.7%	17.0%	13.3%	68.2%	68.8%	78.5%

Employee costs. Consolidated employee costs in 2023 decreased $89.2 million, or 11%, compared to 2022, primarily driven by lower salaries and benefits expenses, temporary labor and overtime costs, and incentive compensation resulting from lower average employee count and transaction volumes in 2023. Consolidated employee costs increased $25.0 million, or 3%, in 2022 compared to 2021, primarily due to higher salaries and employee benefits driven by 16% higher average employee count, as we integrated our acquisitions, partially offset by reduced incentive compensation, temporary labor and overtime costs resulting from lower operating results and volumes during 2022.

Our total employee counts at December 31, 2023, 2022 and 2021 were approximately 6,800, 7,100 and 7,400, respectively. Average cost per employee for 2023 and 2022 decreased 2% and 10%, respectively, compared to corresponding prior years, primarily due to lower incentive compensation, temporary labor and overtime costs driven by reduced 2023 and 2022 transaction volumes.

Employee costs in 2023 for the title and real estate solutions segments decreased $86.9 million, or 12%, and $1.1 million, or 2%, respectively, compared to 2022, primarily driven by lower average employee counts and transaction volumes in 2023. Employee costs in 2022 for the title and real estate solutions segments increased $7.4 million, or 1%, and $15.9 million, or 46%, respectively, compared to 2021, primarily due to higher salaries and employee benefits from acquisitions.

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

Consolidated other operating expenses in 2023 decreased $140.3 million, or 22%, compared to 2022, primarily due to reduced transaction volumes in 2023, while other operating expenses in 2022 increased $21.3 million, or 3%, compared to 2021. Total other operating expenses, as a percentage of total operating revenues (other operating expenses ratio), were 22.9%, 21.3% and 19.2% during 2023, 2022 and 2021, respectively, with the higher other operating expenses ratios in 2023 and 2022 primarily driven by lower operating revenues and the increased size of our real estate solutions operations which typically have higher other operating expenses.

During 2023, total variable costs decreased $109.6 million, or 29%, compared to 2022, primarily due to lower appraisal and outside search expenses tied to lower overall operating revenues. Costs that are primarily fixed in nature decreased $11.8 million, or 6%, primarily driven by reduced outsourcing and rent and other occupancy expenses, while independent costs decreased $19.0 million, or 25%, primarily due to lower litigation settlement, business promotion and marketing, and office closures expenses.

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

Title losses. Provisions for title losses, as a percentage of title operating revenues, were 4.1%, 3.8% and 4.2% in 2023, 2022 and 2021, respectively. The title loss ratio in any given year can be significantly influenced by changes in new large claims incurred, escrow losses and adjustments to reserves for existing large claims. We continue to manage and resolve large claims prudently and in keeping with our commitments to our policyholders.

Title losses in 2023 decreased $22.5 million, or 22%, compared to 2022, primarily as a result of lower title premiums in 2023. Title losses in 2022 decreased $23.5 million, or 19%, compared to the prior year, primarily due to lower title premiums and overall favorable claims experience in 2022. Title losses paid were $104.3 million, $93.1 million and $71.5 million in 2022, 2021 and 2020, respectively. Total claims payments in 2023 increased $11.2 million, or 12%, compared to 2022, primarily due to increase in payments for non-large claims related to prior policy years, while total claims in 2022 increased $21.6 million, or 30%, compared to 2021, primarily as a result of increased payments on large claims. Claims payments made on large title claims, net of insurance recoveries, during 2023, 2022 and 2021 were $26.3 million, $23.1 million and $2.8 million, respectively.

Our liability for estimated title losses as of December 31, 2023 and 2022 comprises both known claims and our IBNR. Known claims reserves are reserves related to actual losses reported to us. Our reserve for known claims comprises both claims related to title insurance policies as well as losses arising from escrow closing and funding operations due to fraud or error (which are recognized as expense when discovered). The amount of the reserve represents the aggregate, non-discounted future payments (net of recoveries) that we expect to incur on policy and escrow losses and in costs to settle claims.

Total title policy loss reserve balances at December 31 were as follows:

	2023	2022
	(in $ millions)
Known claims	70.2	87.3
IBNR	458.1	462.1
Total estimated title losses	528.3	549.4

The actual timing of estimated title loss payments may vary since claims, by their nature, are complex and paid over long periods of time. Based on historical payment patterns, approximately 86% of the outstanding loss reserves are paid out within eight years. As a result, the estimate of the ultimate amount to be paid on any claim may be modified over that time period. Due to the inherent uncertainty in predicting future title policy losses, significant judgment is required by both our management and our third party actuaries in estimating reserves. As a consequence, our ultimate liability may be materially greater or less than current reserves and/or our third party actuary’s calculated estimates. As of December 31, 2023 and 2022, our reserve balance was above the actuarial midpoint of total estimated policy loss reserves. Refer to Note 10 (Estimated title losses) to our audited consolidated financial statements for details.

Depreciation and amortization. Depreciation and amortization expense increased $5.3 million, or 9%, in 2023 compared to 2022, primarily due to increased depreciation expenses related to internal-use technology systems placed into operation starting in late 2022. Depreciation and amortization expense in 2022 increased $20.8 million, or 57%, compared to 2021, primarily due to acquisitions' intangible asset amortization. Acquisition intangible amortization expenses in 2023, 2022 and 2021 were $34.6 million, $33.0 million and $19.0 million, respectively.

Income taxes. Our effective tax rates for 2023, 2022 and 2021 were 33.4%, 23.9% and 22.5%, respectively, based on income before taxes (after deducting noncontrolling interests) of $45.7 million, $213.2 million and $417.2 million, respectively. The higher effective tax rate for 2023 was primarily due to the effect of non-deductible expenses on lower pretax income and higher foreign income contribution, which is taxed at a higher rate than domestic income. Refer to Note 7 to our audited consolidated financial statements for details on the effective tax rates and income tax accounts.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources reflect our ability to generate cash flow to meet our obligations to shareholders, customers (payments to satisfy claims on title policies), vendors, employees, lenders and others. As of December 31, 2023, our total cash and investments, including amounts reserved pursuant to statutory requirements, aggregated $952.3 million. Of our total cash and investments at December 31, 2023, $531.0 million ($283.3 million, net of statutory reserves) was held in the United States (U.S.) and the rest internationally, principally in Canada.

As a holding company, the parent company is funded principally by cash from its subsidiaries' earnings in the form of dividends, operating and other administrative expense reimbursements and pursuant to intercompany tax sharing agreements. Cash held at the parent company and its unregulated subsidiaries (which totaled $30.6 million at December 31, 2023) is available for funding the parent company's operating expenses, interest payments on debt and dividend payments to common stockholders. The parent company also receives distributions from Guaranty, its regulated title insurance underwriter, to meet cash requirements for acquisitions and other strategic investments.

A substantial majority of our consolidated cash and investments as of December 31, 2023 was held by Guaranty and its subsidiaries. The use and investment of these funds, dividends to the parent company, and cash transfers between Guaranty and its subsidiaries and the parent company are subject to certain legal and regulatory restrictions. In general, Guaranty uses its cash and investments in excess of its legally-mandated statutory premium reserve (established in accordance with requirements under Texas law) to fund its insurance operations, including claims payments. Guaranty may also, subject to certain limitations, provide funds to its subsidiaries (whose operations consist principally of field title offices and real estate solutions operations) for their operating and debt service needs.

We maintain investments in accordance with certain statutory requirements for the funding of statutory premium reserves. Statutory premium reserves are required to be fully funded and invested in high-quality securities and short-term investments. Statutory reserve funds are not available for current claims payments, which must be funded from current operating cash flow. Included in investments in debt and equity securities are statutory reserve funds of approximately $527.4 million at December 31, 2023. In addition, included within cash and cash equivalents are statutory reserve funds of approximately $10.0 million at December 31, 2023. Although these cash statutory reserve funds are not restricted or segregated in depository accounts, they are required to be held pursuant to state statutes. If the Company fails to maintain minimum investments or cash and cash equivalents sufficient to meet statutory requirements, the Company may be subject to fines or other penalties, including potential revocation of its business license. As of December 31, 2023, our known claims reserve totaled $70.2 million and our estimate of claims that may be reported in the future, under U.S. generally accepted accounting principles, totaled $458.1 million. In addition to this, we had cash and investments (excluding equity method investments) of $339.2 million which are available for underwriter operations, including claims payments.

The ability of Guaranty to pay dividends to its parent is governed by Texas insurance law. The Texas Department of Insurance (TDI) must be notified of any dividend declared, and any dividend in excess of the greater of the statutory net operating income or 20% of surplus (which was approximately $168.7 million as of December 31, 2023) would be, by regulation, considered extraordinary and subject to pre-approval by the TDI (see Note 3 to our audited consolidated financial statements for details). Also, the Texas Insurance Commissioner may raise an objection to a planned distribution during the notification period. Guaranty’s actual ability or intent to pay dividends to its parent may be constrained by business and regulatory considerations, such as the impact of dividends on surplus and liquidity, which could affect its ratings and competitive position, the amount of insurance it can write and its ability to pay future dividends. Guaranty paid no dividends to its parent during 2023, while it paid $150.0 million during 2022.

Contractual obligations. Our material contractual obligations at December 31, 2023 are composed primarily of our unsecured senior notes (and the related semi-annual interest payments), operating leases, and reserves for estimated title losses. Refer to Note 9 (Notes payable) and Note 14 (Leases) to our audited consolidated financial statements for details on the unsecured senior notes and operating leases, respectively. Refer to the Note 10 (Estimated title losses) to our audited consolidated financial statements and the Title losses section under Results of Operations for details on title losses.

Cash flows. As the parent company conducts no operations apart from its wholly-owned subsidiaries, the discussion below focuses on consolidated cash flows. Refer to the consolidated statements of cash flows in the audited consolidated financial statements.

	2023	2022	2021
	(in $ millions)
Net cash provided by operating activities	83.0	191.9	390.3
Net cash used by investing activities	(30.0)	(300.7)	(645.3)
Net cash provided (used) by financing activities	(69.1)	(123.2)	310.4

Operating activities. Our principal sources of cash from operations are premiums on title policies and revenue from title service-related transactions, real estate solutions and other operations. Our independent agencies remit cash to us net of their contractual retention. Our principal cash expenditures for operations are employee costs, operating costs and title claims payments.

Net cash provided by operations in 2023 declined by $108.8 million compared to 2022, primarily due to the lower net income and higher payments on claims, while net cash provided by operations in 2022 decreased by $198.4 million compared to the prior year, primarily due to the lower net income and higher payments related to claims and interest on debt in 2022. Although our business is labor intensive, we are focused on a cost-effective, scalable business model which includes utilization of technology, centralized back and middle office functions and business process outsourcing. We continue to thoughtfully manage expenses, especially in light of the current economic environment due to elevated mortgage interest rates, specifically focusing on lowering unit costs of production and improving operating margins in our direct title and real estate solutions operations. Our plans to improve margins include additional automation of manual processes, further consolidation of our various systems and production operations, and full integration of acquisitions. We are investing in the technology necessary to accomplish these goals.

Investing activities. Cash used and provided by investing activities is primarily driven by proceeds from matured and sold investments, purchases of investments, capital expenditures and acquisition of businesses. During 2023, 2022 and 2021, total proceeds from securities investments sold and matured were $132.2 million, $103.8 million and $143.8 million, respectively; while cash used for purchases of securities investments was $78.0 million, $207.5 million and $143.9 million, respectively. During 2021, we also invested $16.1 million in equity method investments in title offices.

We used $25.1 million, $142.9 million and $600.0 million of cash during 2023, 2022 and 2021, respectively, for acquisitions of various title and real estate solutions businesses, related to our strategy of increasing scale, growth in key markets and broader technology and service offerings. We used $37.8 million, $47.9 million and $39.8 million of cash for purchases of property and equipment during 2023, 2022 and 2021, respectively, while we generated cash proceeds of $10.7 million in 2021 primarily from the sale of our Colorado buildings. We maintain investment in capital expenditures at a level that enables us to implement technologies for increasing our operational and back-office efficiencies and to pursue growth in key markets.

Financing activities and capital resources. Total debt and stockholders’ equity were $445.3 million and $1.4 billion, respectively, as of December 31, 2023. As of December 31, 2023, our total debt-to-equity and debt-to-capitalization ratios, excluding short-term loan agreements in connection with our Section 1031 tax-deferred property exchange (Section 1031) business, were approximately 32% and 25%, respectively.

During 2021, we had the following debt transactions related to the parent company:
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

During 2023, 2022 and 2021, payments on notes payable of $5.7 million, $74.3 million and $165.0 million, respectively, and notes payable additions of $3.5 million, $39.5 million and $201.4 million, respectively, were related to our Section 1031 business, which had an outstanding balance of $0.2 million at December 31, 2023. As of December 31, 2023, the outstanding balance of our Senior Notes was $445.1 million, while we have an unused $197.5 million borrowing capacity on our existing line of credit facility (refer to Note 9 to our audited consolidated financial statements for details).

During 2023, we paid dividends of $1.85 per common share, compared to $1.65 and $1.365 per common share paid during 2022 and 2021, respectively. In aggregate, we paid total dividends of $50.5 million, $44.7 million and $36.6 million in 2023, 2022 and 2021, respectively.

Effect of changes in foreign currency rates. The effect of changes in foreign currency rates on the consolidated statements of cash flows was a net increase (decrease) in cash and cash equivalents of $1.0 million, ($5.5 million) and $(2.2 million) in 2023, 2022 and 2021, respectively. Our primary foreign currencies are the Canadian dollar and British pound, and, relative to the U.S. dollar, the value of the Canadian dollar and British pound generally appreciated in 2023 and declined during 2022 and 2021.

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

In 2023, net unrealized investment gains of $10.9 million, net of taxes, which increased our other comprehensive income, were primarily related to net increases in the fair values of our corporate and foreign bond securities investments, primarily influenced by inflation improvements and expected government actions to lower interest rates. Also in 2023, we recorded foreign currency translation gains which increased our other comprehensive income by $5.3 million, net of taxes, which was primarily driven by the appreciation in value of the Canadian dollar and British pound against the U.S. dollar.

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
•the outcome of pending litigation;
•our ability to manage risks associated with potential cybersecurity or other privacy or data security breaches;
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

The material market risk in our investments in financial instruments is related to our debt securities investments, which represent approximately 90% of our total securities investment portfolio at December 31, 2023, with the remainder invested in equity securities. We invest primarily in corporate, foreign, municipal and U.S. government debt securities. We do not invest in financial instruments of a derivative or hedging nature. We have established policies and procedures to minimize our exposure to changes in the fair values of our investments. These policies include retaining an investment advisory firm, an emphasis upon credit quality, management of portfolio duration, maintaining or increasing investment income through high coupon rates and actively managing our risk profile and security mix depending upon market conditions. We have classified all of our debt securities investments as available-for-sale.

Investments in debt securities at December 31, 2023 mature, according to their contractual terms, as follows (actual maturities may differ because of call or prepayment rights):

	Amortized costs	Fair values
	(in $ thousands)
In one year or less	101,050	99,855
After one year through two years	78,470	76,630
After two years through three years	114,040	108,900
After three years through four years	81,290	77,490
After four years through five years	70,570	67,057
After five years	185,874	180,304
	631,294	610,236

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

Based on our foreign debt securities portfolio and foreign currency exchange rates at December 31, 2023, a 100 basis-point increase (decrease) in foreign currency exchange rates would result in an increase (decrease) of approximately $3.1 million in the fair value of our foreign debt securities portfolio. We do not currently employ hedging strategies with respect to foreign currency risk as we do not consider this risk as material to the Company. In addition, our international businesses conduct substantially all of their operations in their respective local currencies. Changes in foreign currency exchange rates may affect the fair value of the debt securities portfolio and may result in unrealized gains or losses.

Based on our debt securities portfolio and interest rates at December 31, 2023, a 100 basis-point increase (decrease) in interest rates would result in a decrease (increase) of approximately $19.8 million, or 3.2%, in the fair value of our debt securities portfolio. Changes in interest rates may affect the fair value of the debt securities portfolio and may result in unrealized gains or losses.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management's annual report on internal control over financial reporting. Our principal executive officer and principal financial officer are responsible for establishing and maintaining disclosure controls and procedures. They evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2023 and have concluded that, as of such date, our disclosure controls and procedures are adequate and effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) and 15d-15(f)). Our internal control over financial reporting is a process, under the supervision of our principal executive officer and principal financial officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this assessment, management believes that, as of December 31, 2023, our internal control over financial reporting is effective based on those criteria.

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

Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As a result, no corrective actions were required or undertaken.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding our directors and management team will be included in our proxy statement for our 2024 Annual Meeting of Stockholders which will be filed within 120 days after December 31, 2023 (Proxy Statement), and is incorporated in this report by reference.

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

10.2†	—	Form of 2023 Stock Unit Award Agreement, effective March 8, 2023, by and between the Registrant and its executive officers
10.3†	—	Form of 2023 Restricted Stock Unit Agreement, effective March 8, 2023, by and between the Registrant and its executive officers

Exhibit
10.4†	—
Amended and Restated Employment Agreement, effective October 13, 2022, by and between the Registrant and Frederick Eppinger (incorporated by reference in this report from Exhibit 10.1 of the Quarterly Report on Form 10-Q filed November 8, 2022

10.5†	—
Amended and Restated Employment Agreement entered as of June 1, 2020 and effective as of January 1, 2020, by and between the Registrant and David C. Hisey (incorporated by reference in this report from Exhibit 10.1 of the Current Report on Form 8-K filed June 4, 2020)

10.6†	—
Amended and Restated Employment Agreement entered as of June 1, 2020 and effective as of January 1, 2020, by and between the Registrant and Steven M. Lessack (incorporated by reference in this report from Exhibit 10.2 of the Current Report on Form 8-K filed June 4, 2020)

10.7†*	—	Amended and Restated Employment Agreement entered as of November 22, 2019 and effective as of November 6, 2019, by and between the Registrant and Tara Smith
10.8†	—
Stewart Information Services Corporation 2020 Incentive Plan (incorporated by reference in this report from Appendix 1 to the Registrant’s definitive proxy statement on Schedule 14A filed on April 24, 2020)

10.9	—
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

21.1*	—	Subsidiaries of the Registrant at December 31, 2023
23.1*	—	Consent of KPMG LLP
31.1*	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1*	—	Compensation Recoupment Policy of the Registrant
101.INS*	—	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	—	XBRL Taxonomy Extension Schema Document
101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	—	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document
104*	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith
† Management contract or compensatory plan

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

STEWART INFORMATION SERVICES CORPORATION
(Registrant)

By:	/s/ Frederick H. Eppinger
Frederick H. Eppinger, Chief Executive Officer

By:	/s/ David C. Hisey
David C. Hisey, Chief Financial Officer and Treasurer

By:	/s/ Brian K. Glaze
Brian K. Glaze, Controller and Principal Accounting Officer

Date: February 28, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on our behalf by the following Directors:

/s/ Thomas G. Apel	/s/ William S. Corey, Jr.	/s/ Matthew W. Morris	/s/ Helen Vaid
(Thomas G. Apel)	(William S. Corey, Jr.)	(Matthew W. Morris)	(Helen Vaid)

/s/ Clifford Allen Bradley Jr.	/s/ Frederick H. Eppinger	/s/ Karen R. Pallotta
(Clifford Allen Bradley)	(Frederick H. Eppinger)	(Karen R. Pallotta)

/s/ Robert L. Clarke	/s/ Deborah J. Matz	/s/ Manuel Sanchez
(Robert L. Clarke)	(Deborah J. Matz)	(Manuel Sanchez)

Date: February 28, 2024

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Stewart Information Services Corporation:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Stewart Information Services Corporation and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income and comprehensive income, cash flows, and equity for each of the years in the three-year period ended December 31, 2023, and the related notes and financial statement schedules I to II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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

Evaluation of the liability for estimated title losses
As discussed in notes 1E and 10 to the consolidated financial statements, the liability for estimated title losses represents the aggregate future payments (net of recoveries) that the Company expects to make on title insurance policy losses and certain costs to settle claims that have been incurred as of the balance sheet date. The Company calculates the liability for estimated title losses by adjusting the prior period’s ending reserve balance for the current year provision for estimated title losses and actual claim payments. The Company calculates the current year provision for estimated title losses by determining current period loss provision rates and applying them to the Company’s current premiums, except for large claims and escrow losses, which are considered separately. Management analyzes the difference between the internally-calculated liability for estimated title losses and a third-party actuarially-derived liability. Factors considered as part of this analysis include actual claim payments and incurred loss experience, including the frequency and severity of claims, compared to actuarial estimates of claim payments and incurred losses, as well as the impact of the economic and real estate market environment on particular policy years. As of December 31, 2023, the balance of the liability for estimated title losses was $528 million.
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
Valuation of goodwill for certain reporting units
As discussed in notes 1L and 8 to the consolidated financial statements, the goodwill balance as of December 31, 2023, was $1,072 million. The Company reviews goodwill for impairment annually and whenever occurrences of events indicate a potential impairment at the reporting unit level. Reporting unit fair values are determined using a combination of an income approach (discounted cash flow model) and a market approach (guideline public company method and, where available, precedent transaction analyses).
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

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s goodwill impairment evaluation, including controls over the Company’s determination of the forecasted revenue growth rates and the discount rates. We performed sensitivity analysis over the Company’s forecasted revenue growth rates for certain reporting units by comparing the Company’s growth assumptions to the forecasted growth rates from external industry and market data. We evaluated the Company’s forecasted revenue growth rates by comparing them to projected revenue growth rates for guideline companies. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in:
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
February 28, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Stewart Information Services Corporation:

Opinion on Internal Control Over Financial Reporting
We have audited Stewart Information Services Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of income and comprehensive income, cash flows, and equity for each of the years in the three-year period ended December 31, 2023, and the related notes and financial statement schedules I to II (collectively, the consolidated financial statements), and our report dated February 28, 2024 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Houston, Texas
February 28, 2024

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2023	2022	2021
	(in $ thousands, except per share amounts)
Revenues
Title revenues:
Direct operations	962,674	1,246,258	1,390,921
Agency operations	985,989	1,466,243	1,582,640
Real estate solutions and other	263,577	335,850	291,055
Operating revenues	2,212,240	3,048,351	3,264,616
Investment income	45,135	22,421	16,855
Net realized and unrealized (losses) gains	(34)	(1,476)	24,321
	2,257,341	3,069,296	3,305,792
Expenses
Amounts retained by agencies	813,519	1,208,307	1,300,431
Employee costs	712,794	802,001	776,968
Other operating expenses	507,701	648,022	626,762
Title losses and related claims	80,282	102,733	126,243
Depreciation and amortization	62,447	57,178	36,386
Interest	19,737	18,403	5,031
	2,196,480	2,836,644	2,871,821
Income before taxes and noncontrolling interests	60,861	232,652	433,971
Income tax expense	(15,263)	(50,864)	(93,989)
Net income	45,598	181,788	339,982
Less net income attributable to noncontrolling interests	15,159	19,483	16,766
Net income attributable to Stewart	30,439	162,305	323,216

Net income	45,598	181,788	339,982
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	5,277	(14,939)	(679)
Change in net unrealized gains and losses on investments	10,461	(35,416)	(13,650)
Reclassification adjustment for realized gains and losses on investments	390	(1,241)	(2,440)
Other comprehensive income (loss), net of taxes	16,128	(51,596)	(16,769)
Comprehensive income	61,726	130,192	323,213
Less comprehensive income attributable to noncontrolling interests	15,159	19,483	16,766
Comprehensive income attributable to Stewart	46,567	110,709	306,447

Basic average shares outstanding (000)	27,293	27,055	26,822
Basic earnings per share attributable to Stewart	1.12	6.00	12.05
Diluted average shares outstanding (000)	27,520	27,347	27,168
Diluted earnings per share attributable to Stewart	1.11	5.94	11.90
See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2023	2022
	(in $ thousands except share amounts)
Assets
Cash and cash equivalents	233,365	248,367
Short-term investments	39,023	24,318
Investments in debt and equity securities, at fair value:
Debt securities (amortized cost of $631,294 and $646,728, respectively)	610,236	611,934
Equity securities	69,700	98,149
	679,936	710,083
Receivables:
Premiums from agencies	38,676	39,921
Trade and other	75,706	67,348
Income taxes	3,535	10,281
Notes	14,570	7,482
Allowance for credit losses	(7,583)	(7,309)
	124,904	117,723
Property and equipment, at cost:
Land	2,545	2,545
Buildings	19,219	18,761
Furniture and equipment	234,370	213,707
Accumulated depreciation	(173,799)	(153,474)
	82,335	81,539
Operating lease assets	115,879	127,830
Title plants, at cost	73,359	73,358
Investments in investees, on an equity method basis	4,220	4,575
Goodwill	1,072,129	1,072,982
Intangible assets, net of amortization	193,196	199,084
Deferred tax assets, net	3,776	2,590
Other assets	80,739	75,430
	2,702,861	2,737,879
Liabilities
Notes payable	445,290	447,006
Accounts payable and accrued liabilities	190,054	196,541
Operating lease liabilities	135,654	148,003
Estimated title losses	528,269	549,448
Deferred tax liabilities, net	25,045	26,616
	1,324,312	1,367,614
Contingent liabilities and commitments
Stockholders’ equity
Common Stock – $1 par, authorized 51,500,000; issued 27,722,388 and 27,482,573; outstanding 27,370,227 and 27,130,412, respectively	27,723	27,483
Additional paid-in capital	310,728	296,861
Retained earnings	1,070,841	1,091,816
Accumulated other comprehensive loss:
Foreign currency translation adjustments	(18,579)	(23,856)
Net unrealized losses on debt securities investments	(16,636)	(27,487)
Treasury stock – 352,161 common shares, at cost, for both 2023 and 2022 (including 145,820 shares held by a subsidiary)	(2,666)	(2,666)
Total stockholders’ equity attributable to Stewart	1,371,411	1,362,151
Noncontrolling interests	7,138	8,114
Total stockholders’ equity	1,378,549	1,370,265
	2,702,861	2,737,879

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2023	2022	2021
	(in $ thousands)
Reconciliation of net income to cash provided by operating activities:
Net income	45,598	181,788	339,982
Adjustments for:
Depreciation and amortization	62,447	57,178	36,386
Provision for credit losses on receivables	2,425	824	3,023
Net realized and unrealized losses (gains)	34	1,476	(24,321)
Amortization of net premium on debt securities investments	486	2,162	3,624
Payments for title losses (in excess of) less than provisions	(24,035)	9,635	54,744
Adjustments for insurance recoveries of title losses	(208)	220	(220)
(Increase) decrease in receivables – net	(5,355)	10,154	(18,822)
Decrease (increase) in other assets – net	3,178	2,503	(5,931)
Decrease in payables and accrued liabilities – net	(6,432)	(87,502)	(22,316)
Change in net deferred income taxes	(6,772)	293	12,721
Net income from equity investees	(1,071)	(3,257)	(9,488)
Dividends received from equity investees	1,408	3,659	9,180
Stock-based compensation expense	10,920	12,282	11,966
Other – net	419	445	(237)
Cash provided by operating activities	83,042	191,860	390,291
Investing activities:
Proceeds from sales of investments in securities	60,457	66,695	69,293
Proceeds from matured investments in debt securities	71,753	37,089	74,528
Purchases of investments in securities	(78,017)	(207,512)	(143,925)
Net (purchases) sales of short-term investments	(14,275)	(7,220)	2,358
Purchases of property and equipment	(37,791)	(47,948)	(39,799)
Proceeds from the sale of property and equipment, and other assets	1,057	644	10,682
Net cash paid for acquisition of businesses	(25,100)	(142,859)	(599,984)
Other – net	(8,053)	446	(18,429)
Cash used by investing activities	(29,969)	(300,665)	(645,276)
Financing activities:
Proceeds from notes payable	3,538	39,499	1,197,351
Payments on notes payable	(5,776)	(76,486)	(809,816)
Purchase of remaining interest of consolidated subsidiaries	—	(3,838)	(5,616)
Cash dividends paid	(50,523)	(44,672)	(36,637)
Distributions to noncontrolling interests	(16,135)	(20,640)	(16,407)
Payment of acquisition contingent consideration	(3,390)	(19,764)	(11,560)
Repurchases of Common Stock	(1,783)	(3,262)	(2,252)
Proceeds from stock option and employee stock purchase plan exercises	4,970	5,828	2,715
Other - net	—	115	(7,404)
Cash (used) provided by financing activities	(69,099)	(123,220)	310,374
Effects of changes in foreign currency exchange rates	1,024	(5,527)	(2,153)
(Decrease) increase in cash and cash equivalents	(15,002)	(237,552)	53,236
Cash and cash equivalents at beginning of year	248,367	485,919	432,683
Cash and cash equivalents at end of year	233,365	248,367	485,919

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2023	2022	2021
	(in $ thousands)
Supplemental information:
Net changes in financial statement amounts due to acquisition of businesses and purchase accounting adjustments:
Goodwill (adjusted) acquired	(706)	149,436	493,383
Intangible assets acquired	28,710	12,621	211,591
Receivables and other assets acquired	296	8,038	5,316
Fixed assets and title plants (adjusted) acquired	(225)	669	14,277
Liabilities recognized	(2,975)	(27,760)	(102,047)
Deferred tax liabilities, net recognized	—	—	(16,587)
Noncontrolling interests recognized	—	(145)	(5,949)
Net cash paid for acquisition of businesses	25,100	142,859	599,984
Income taxes paid, net	5,345	60,088	106,101
Interest paid	17,169	17,398	2,828
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock	Additional paid-in capital	Accumulated other comprehensive (loss) income	Retained Earnings	Treasury stock	Noncontrolling interests	Total
	(in $ thousands)
Balances at January 1, 2021	27,080	274,857	17,022	688,819	(2,666)	7,294	1,012,406
Net income attributable to Stewart	—	—	—	323,216	—	—	323,216
Dividends on Common Stock ($1.37 per share)	—	—	—	(37,235)	—	—	(37,235)
Stock-based compensation	144	11,822	—	—	—	—	11,966
Stock option and employee stock purchase plan exercises	64	2,651	—	—	—	—	2,715
Stock repurchases	(42)	(2,210)	—	—	—	—	(2,252)
Purchase of remaining interest of consolidated subsidiary	—	(4,744)	—	—	—	(872)	(5,616)
Change in net unrealized gains and losses on investments, net of taxes	—	—	(13,650)	—	—	—	(13,650)
Reclassification adjustment for realized gains and losses on investments, net of taxes	—	—	(2,440)	—	—	—	(2,440)
Foreign currency translation adjustments (net of tax)	—	—	(679)	—	—	—	(679)
Net income attributable to noncontrolling interests	—	—	—	—	—	16,766	16,766
Distributions to noncontrolling interests	—	—	—	—	—	(16,407)	(16,407)
Net effect of changes in ownership and other	—	—	—	—	—	5,945	5,945
Balances at December 31, 2021	27,246	282,376	253	974,800	(2,666)	12,726	1,294,735
Net income attributable to Stewart	—	—	—	162,305	—	—	162,305
Dividends on Common Stock ($1.65 per share)	—	—	—	(45,289)	—	—	(45,289)
Stock-based compensation	164	12,118	—	—	—	—	12,282
Stock option and employee stock purchase plan exercises	124	5,704	—	—	—	—	5,828
Stock repurchases	(51)	(3,211)	—	—	—	—	(3,262)
Purchase of remaining interest of consolidated subsidiary	—	(126)	—	—	—	(3,712)	(3,838)
Change in net unrealized gains and losses on investments, net of taxes	—	—	(35,416)	—	—	—	(35,416)
Reclassification adjustment for realized gains and losses on investments, net of taxes	—	—	(1,241)	—	—	—	(1,241)
Foreign currency translation adjustments (net of tax)	—	—	(14,939)	—	—	—	(14,939)
Net income attributable to noncontrolling interests	—	—	—	—	—	19,483	19,483
Distributions to noncontrolling interests	—	—	—	—	—	(20,640)	(20,640)
Net effect of changes in ownership and other	—	—	—	—	—	257	257
Balances at December 31, 2022	27,483	296,861	(51,343)	1,091,816	(2,666)	8,114	1,370,265
Net income attributable to Stewart	—	—	—	30,439	—	—	30,439
Dividends on Common Stock ($1.85 per share)	—	—	—	(51,414)	—	—	(51,414)
Stock-based compensation	150	10,770	—	—	—	—	10,920
Stock option and employee stock purchase plan exercises	132	4,838	—	—	—	—	4,970
Stock repurchases	(42)	(1,741)	—	—	—	—	(1,783)
Change in net unrealized gains and losses on investments, net of taxes	—	—	10,461	—	—	—	10,461
Reclassification adjustment for realized gains and losses on investments, net of taxes	—	—	390	—	—	—	390
Foreign currency translation adjustments (net of tax)	—	—	5,277	—	—	—	5,277
Net income attributable to noncontrolling interests	—	—	—	—	—	15,159	15,159
Distributions to noncontrolling interests	—	—	—	—	—	(16,135)	(16,135)
Balances at December 31, 2023	27,723	310,728	(35,215)	1,070,841	(2,666)	7,138	1,378,549
See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Years Ended December 31, 2023

NOTE 1

General. Stewart Information Services Corporation, through its subsidiaries (collectively, the Company), is primarily engaged in the business of providing title insurance and real estate transaction related services. The Company is a global real estate services company, offering products and services through its direct operations, network of independent agencies and other businesses within the Company. The Company provides its title products and services to homebuyers and sellers; residential and commercial real estate professionals; mortgage lenders and servicers; title agencies and real estate attorneys; and home builders. The Company also provides appraisal management services, online notarization and closing services, credit and real estate information services, and search and valuation services (referred to as real estate solutions services). The Company operates in the United States (U.S.) and internationally, primarily in Canada, the United Kingdom and Australia. Approximately 50% of consolidated title revenues for the year ended December 31, 2023 were generated in Texas, New York, Ohio, California, Florida, Pennsylvania and international markets (principally Canada).

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

H. Investments in debt and equity securities. Investments in debt and equity securities are carried at fair value. Investments in debt securities are classified as available-for-sale and the net unrealized gains and losses on such investments, net of applicable deferred taxes, are included as a component of AOCI within stockholders' equity. Realized gains and losses on sales of investments are determined using the specific identification method. At the time unrealized gains and losses become realized, they are reclassified from AOCI using the specific identification method. Credit losses related to investments in debt securities are recognized through an allowance account, which is charged through income but may be reversed in future periods if no longer required. Fair value changes relating to investments in equity securities are recognized as part of net realized and unrealized gains and losses in the consolidated statements of income and comprehensive income.

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

For its annual goodwill impairment test, the Company utilized the quantitative approach in 2023 and 2022, and determined that goodwill related to each of its reporting units was not impaired.

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

NOTE 2

Restrictions on cash and investments. The Company maintains investments in accordance with certain statutory requirements in the states of domicile of our underwriters for the funding of statutory premium reserves. Statutory reserve funds are required to be fully funded and invested in high-quality securities and short-term investments. Statutory reserve funds are not available for current claim payments, which must be funded from current operating cash flow. Included in investments in debt and equity securities are statutory reserve funds of approximately $527.4 million and $544.0 million at December 31, 2023 and 2022, respectively. In addition, included within cash and cash equivalents are statutory reserve funds of approximately $10.0 million and $8.6 million at December 31, 2023 and 2022, respectively. Although these cash statutory reserve funds are not restricted or segregated in depository accounts, they are required to be held pursuant to state statutes. If the Company fails to maintain minimum investments or cash and cash equivalents sufficient to meet statutory requirements, the Company may be subject to fines or other penalties, including potential revocation of its business license. These funds are not available for any other purpose. In the event that insurance regulators adjust the determination of the statutory premium reserves of the Company’s title insurers, these restricted funds as well as statutory surplus would correspondingly increase or decrease.

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

NOTE 3

Statutory surplus and dividend restrictions. A substantial portion of the consolidated retained earnings at each year end was related to Guaranty, which owns a majority of all the subsidiaries included in the consolidation. Guaranty cannot pay a dividend to its parent in excess of certain limits without the approval of the Texas Insurance Commissioner (TIC). Guaranty paid no dividends to its parent during 2023, while it paid $150.0 million in 2022. The maximum dividend that can be paid, on a rolling twelve-month period and subject to the timing of 2023 dividends paid, without the TIC's approval in 2024 is approximately $168.7 million, based on the greater of 2023 net operating income or 20% of statutory surplus as December 31, 2023.

Dividends from Guaranty are also voluntarily restricted primarily to maintain statutory surplus and liquidity at competitive levels and to demonstrate significant claims payment ability. The ability of a title insurer to pay claims can significantly affect the decision of lenders and other customers when buying a policy from a particular insurer. Surplus as regards policyholders (total statutory capital and surplus) for Guaranty was $843.3 million and $790.4 million at December 31, 2023 and 2022, respectively. Statutory net income for Guaranty was $76.1 million, $144.9 million and $188.8 million in 2023, 2022 and 2021, respectively.

The amount of statutory capital and surplus necessary to satisfy regulatory requirements for Guaranty was $2.0 million (and in the aggregate less than $2.0 million for all of the Company’s underwriter subsidiaries) at December 31, 2023, and each of its underwriter entities was in compliance with such requirements as of December 31, 2023.

NOTE 4
Investments in debt and equity securities. The total fair values of the Company's investments in debt and equity securities as of December 31 are detailed below:

	2023	2022
	(in $ thousands)
Investments in:
Debt securities	610,236	611,934
Equity securities	69,700	98,149
	679,936	710,083

As of December 31, 2023 and 2022, included in the above fair values of investments in equity securities were net unrealized investment gains of $11.2 million and $19.2 million, respectively.

The amortized costs and fair values of investments in debt securities as of December 31, are as follows:

	2023		2022
	Amortized costs	Fair values	Amortized costs	Fair values
	(in $ thousands)
Municipal	22,201	22,031	30,104	29,835
Corporate	242,656	231,474	272,362	254,316
Foreign	332,723	323,391	315,184	299,137
U.S. Treasury Bonds	33,714	33,340	29,078	28,646
	631,294	610,236	646,728	611,934

The Company believes its investment portfolio is diversified and expects no material loss to result from the failure to perform by issuers of the debt securities it holds. Investments made by the Company are not collateralized. Foreign debt securities primarily include Canadian government and corporate bonds, with aggregate fair values of $282.4 million and $261.8 million as of December 31, 2023 and 2022, respectively, and United Kingdom treasury and corporate bonds with aggregate fair values of $31.7 million and $28.0 million as of December 31, 2023 and 2022, respectively.

Gross unrealized gains and losses on investments in debt securities at December 31, were:

	2023		2022
	Gains	Losses	Gains	Losses
	(in $ thousands)
Municipal	—	170	3	272
Corporate	764	11,946	489	18,535
Foreign	1,765	11,097	165	16,212
U.S. Treasury Bonds	106	480	21	453
	2,635	23,693	678	35,472

Debt securities at December 31, 2023 mature, according to their contractual terms, as follows (actual maturities may differ due to call or prepayment rights):

	Amortized costs	Fair values
	(in $ thousands)
In one year or less	101,047	99,855
After one year through five years	344,370	330,077
After five years through ten years	173,408	168,804
After ten years	12,469	11,500
	631,294	610,236

Gross unrealized losses on investments in debt securities and the fair values of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2023, were:

	Less than 12 months		More than 12 months		Total
	Losses	Fair values	Losses	Fair values	Losses	Fair values
	(in $ thousands)
Municipal	50	13,022	120	8,383	170	21,405
Corporate	68	4,808	11,878	208,971	11,946	213,779
Foreign	472	31,918	10,625	216,135	11,097	248,053
U.S. Treasury Bonds	327	20,895	153	4,815	480	25,710
	917	70,643	22,776	438,304	23,693	508,947
The number of specific debt securities investment holdings in an unrealized loss position as of December 31, 2023 was 321. Of these securities, 261 were in unrealized loss positions for more than 12 months. Gross unrealized investment losses at December 31, 2023 decreased compared to December 31, 2022, primarily due to the gradual market recovery influenced by the pause in government-initiated interest rate hikes during the second half of 2023 and expectations of future interest rate reductions. Since the Company does not intend to sell and will more likely than not maintain each investment security until its maturity or anticipated recovery, and no significant credit risk is deemed to exist, these investments are not considered as credit-impaired. The Company believes its investment portfolio is diversified and expects no material loss to result from the failure to perform by issuers of the debt securities it holds. Investments made by the Company are not collateralized.

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
At December 31, 2023, financial instruments measured at fair value on a recurring basis are summarized below:

	Level 1	Level 2	Level 3	Fair value measurements
	(in $ thousands)
Investments in securities:
Debt securities:
Municipal	—	22,031	—	22,031
Corporate	—	231,474	—	231,474
Foreign	—	323,391	—	323,391
U.S. Treasury Bonds	—	33,340	—	33,340
Equity securities:	69,700	—	—	69,700
	69,700	610,236	—	679,936

At December 31, 2022, financial instruments measured at fair value on a recurring basis are summarized below:

	Level 1	Level 2	Level 3	Fair value measurements
	(in $ thousands)
Investments in securities:
Debt securities:
Municipal	—	29,835	—	29,835
Corporate	—	254,316	—	254,316
Foreign	—	299,137	—	299,137
U.S. Treasury Bonds	—	28,646	—	28,646
Equity securities:	98,149	—	—	98,149
	98,149	611,934	—	710,083

At December 31, 2023, Level 1 financial instruments consist of equity securities. Level 2 financial instruments consist of municipal, governmental, and corporate bonds, both U.S. and foreign. In accordance with the Company’s policies and guidelines which incorporate relevant statutory requirements, the Company’s third-party registered investment manager invests only in securities rated as investment grade or higher by the major rating services, where observable valuation inputs are significant. The fair value of the Company's investments in debt and equity securities is primarily determined using a third-party pricing service provider. The third-party pricing service provider calculates the fair values using both market approach and model valuation methods, as well as pricing information obtained from brokers, dealers and custodians. Management ensures the reasonableness of the third-party service valuations by comparing them with pricing information from the Company's investment manager.

NOTE 6

Investment income and net realized and unrealized gains. Investment income and net realized and unrealized gains for the years ended December 31 are detailed below:

	2023	2022	2021
	(in $ thousands)
Investment income:
Debt securities	16,274	14,483	13,313
Equity securities, short-term investments, cash equivalents and other	28,861	7,938	3,542
	45,135	22,421	16,855
Net realized and unrealized (losses) gains:
Realized gains	3,407	6,212	13,015
Realized losses	(5,510)	(5,142)	(6,414)
Net unrealized investment gains (losses) recognized on equity securities still held	2,069	(2,546)	17,720
	(34)	(1,476)	24,321

In 2023, net realized and unrealized losses included a $3.2 million contingent receivable loss adjustment related to a previous disposition of a business and $0.9 million of net gains resulting from contingent liability adjustments related to two title company acquisitions. Total investment income in 2023 was significantly higher compared to 2022 and 2021, primarily due to higher interest income resulting from earned interest from eligible escrow balances and increased interest rates in 2023.

In 2022, net realized and unrealized losses included $2.6 million of gains from settlements of company-owned insurance policies, a $1.0 million gain from an acquisition contingent liability adjustment and a $1.0 million realized gain related to a sale of a title plant copy, partially offset by $3.6 million of realized losses from disposals of businesses.

In 2021, net realized and unrealized gains included $6.1 million of net realized gains from sale of buildings and other fixed assets and $3.8 million of net gains from acquisition contingent liability adjustments, partially offset by $2.7 million of net realized losses related to disposals of equity method investments.

Net investment gains and losses recognized for the years ended December 31 related to investments in equity securities are follows:

	2023	2022	2021
	(in $ thousands)
Total net investment gains (losses) recognized on equity securities during the period	3,044	(2,151)	19,351
Less: Net realized gains on equity securities sold during the period	975	395	1,631
Net unrealized investment gains (losses) recognized on equity securities still held at December 31	2,069	(2,546)	17,720

Proceeds from sales of investments in securities for the years ended December 31 are as follows:

	2023	2022	2021
	(in $ thousands)
Proceeds from sales of debt securities	21,909	65,827	68,450
Proceeds from sales of equity securities	38,548	868	843
Total proceeds from sales of investments in securities	60,457	66,695	69,293

NOTE 7

Income taxes. Income tax expense consists of the following:

	2023	2022	2021
	(in $ thousands)
Current income tax expense:
Federal	5,638	37,723	57,274
State	62	3,051	7,600
Foreign	16,347	9,797	16,508
	22,047	50,571	81,382
Deferred income tax expense (benefit):
Federal	(1,919)	(4,025)	13,175
State	107	254	2,197
Foreign	(4,972)	4,064	(2,765)
	(6,784)	293	12,607
Total income tax expense	15,263	50,864	93,989

The following reconciles income tax expense computed at the federal statutory rate with income tax expense as reported (in $ thousands, except for income tax rates):

	2023	2022	2021
Expected income tax expense at 21% (1)	9,597	44,766	87,613
Valuation allowance	6,222	1,569	(4,427)
Nondeductible expenses	3,140	4,731	4,090
Foreign income tax rate differential	2,778	2,955	3,549
Return-to-provision and true-up adjustments	(2,745)	(1,971)	(1,617)
Net benefit for the Canadian branch (2)	(2,377)	(1,199)	(2,130)
Research and development credits	(1,096)	(1,136)	(398)
State income tax expense - net of Federal impact	156	2,664	8,201
Other – net	(412)	(1,515)	(892)
Income tax expense	15,263	50,864	93,989
Effective income tax rate (1)	33.4%	23.9%	22.5%
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

	2023	2022
	(in $ thousands)
Deferred tax assets:
Net operating loss (NOL) carryforwards	24,375	24,992
Accrued expenses	23,341	23,249
Tax credit carryforwards	11,551	4,173
Capitalized research and development costs	8,404	5,959
Federal offset to Canadian deferred tax liability	7,418	10,339
Foreign currency translation adjustments	2,705	3,641
Net unrealized losses on investments in securities	1,957	3,045
Allowance for credit losses	1,707	1,642
Title loss provisions	1,081	1,081
Investments	532	1,017
Capital loss carryforward	—	1,691
Other	287	268
Deferred tax assets – gross	83,358	81,097
Valuation allowance	(13,362)	(6,202)
Deferred tax assets – net	69,996	74,895

	2023	2022
	(in $ thousands)
Deferred tax liabilities:
Amortization – goodwill and other intangibles	(43,279)	(35,807)
Title loss provisions	(17,667)	(21,133)
Other intangible assets from acquisitions	(15,518)	(20,990)
Fixed assets	(8,828)	(11,072)
Deferred compensation on life insurance policies	(2,628)	(2,157)
Net unrealized gains on investments in securities	(1,898)	(4,325)
Investments	(1,067)	(2,423)
Other	(380)	(1,014)
Deferred tax liabilities - gross	(91,265)	(98,921)

Net deferred income tax liability	(21,269)	(24,026)

At December 31, 2023, the Company's deferred tax assets related to NOL carryforwards are composed of a $17.7 million U.S. federal NOL carryforward from a 2021 acquisition with no expiration, various state NOL carryforwards which will expire in varying amounts from 2024 through 2043, and foreign NOL carryforwards which will expire in varying amounts from 2024 through 2027 or have unlimited carryforward periods. The future utilization of all NOL carryforwards is subject to various limitations. At December 31, 2023, the Company had $8.9 million of foreign tax credit carryforwards that will begin to expire in 2029. The future utilization of these credit carryforwards is subject to various limitations. Foreign jurisdictions where the Company makes tax payments include Canada, Australia, Costa Rica, Italy, Mexico, Puerto Rico and the United Kingdom.

The Company's valuation allowance at December 31, 2023 relates primarily to all foreign tax credit carryforwards, certain research and development credits acquired in 2021 and certain state and foreign NOL carryforwards which the Company believes are not more-likely-than-not to be utilized prior to expiration.

The Company’s income tax returns are routinely subject to examinations by U.S. federal, foreign, and state and local tax authorities. At December 31, 2023, the Company’s 2020 through 2022 U.S. federal income tax returns and 2018 through 2022 Canadian income tax returns remain subject to examination. The Company is subject to routine examinations by state tax jurisdictions and remains subject to examination for 2018 through 2022 tax returns. The Company expects no material adjustments from any ongoing tax return examinations.

NOTE 8
Goodwill and other intangibles. The summary of changes in goodwill is as follows:

	Title	Real Estate Solutions	Corporate and Other	Total
	(in $ thousands)
Balances at January 1, 2022	583,944	325,543	15,350	924,837
Acquisitions	134,225	—	—	134,225
Purchase accounting adjustments	2,701	26,961	(14,450)	15,212
Disposals	(392)	—	(900)	(1,292)
Balances at December 31, 2022	720,478	352,504	—	1,072,982
Acquisitions	8,581	11,690	—	20,271
Purchase accounting adjustments	(20,977)	—	—	(20,977)
Disposals	(147)	—	—	(147)
Balances at December 31, 2023	707,935	364,194	—	1,072,129

An aggregate of $18.0 million and $128.9 million of the goodwill recognized in 2023 and 2022, respectively, related to acquisitions is tax-deductible over a period of 15 years from the corresponding acquisition date. In connection with its acquisitions, the Company recorded during 2023 and 2022 other intangible assets of $28.7 million and $12.6 million, respectively, while it wrote off $10.5 million of other intangible assets related to the disposal of a business in 2022. Purchase accounting adjustments for goodwill in 2023 and 2022 were adjustments recorded within the one-year measurement period to provisional purchase accounting related to respective prior year acquisitions. These adjustments primarily resulted in the recognition of other intangible assets related to customer relationships and internally-developed technology.

The summary of other intangibles by major class (refer to Note 1-M) is as follows:

	Customer Relationships	Technology	Others	Total
	(in $ thousands)
Balances at December 31, 2023:
Gross	162,302	81,062	48,957	292,321
Accumulated amortization	(31,878)	(38,823)	(28,424)	(99,125)
Net	130,424	42,239	20,533	193,196

Balances at December 31, 2022:
Gross	136,027	78,627	48,957	263,611
Accumulated amortization	(17,879)	(23,744)	(22,904)	(64,527)
Net	118,148	54,883	26,053	199,084

Total amortization expense recorded for other intangible assets was $34.6 million and $33.0 million in 2023 and 2022, respectively. The annual amortization expense expected to be recognized in the next five years relating to other intangible assets is approximately $31.2 million in 2024, $27.4 million in 2025, $21.3 million in 2026, $12.8 million in 2027 and $11.3 million in 2028.

NOTE 9

Notes payable. A summary of notes payable is as follows:

	2023	2022
	(in $ thousands)
3.6% Senior Notes	445,130	444,608
Other notes payable	160	2,398
	445,290	447,006

In November 2021, the Company completed an underwritten offering of $450 million aggregate principal amount of unsecured 3.6% Senior Notes due on November 15, 2031 (Senior Notes). The proceeds from the issuance of the Senior Notes, net of underwriting discounts and issuance costs, were $444.0 million, which were used to repay an outstanding balance on a previous term loan and for general corporate purposes. Interest on the Senior Notes is paid semi-annually in May and November at a fixed rate of 3.6% per annum. At any time prior to August 15, 2031, the Senior Notes are subject to redemption, at the Company's option, upon not less than 15 days' notice, in whole or in part, at a redemption price equal to the greater of: 100% of the principal amount of the Senior Notes to be redeemed, or the sum of the present values of the remaining scheduled payments of principal and interest to be redeemed. The Senior Notes are the Company’s general senior unsecured obligations, are not guaranteed by any of the Company’s subsidiaries, rank equally in right of payment with the Company’s existing and future senior unsecured indebtedness, and are effectively subordinated to all liabilities of the Company’s subsidiaries and to all of the Company’s secured indebtedness to the extent of the value of the collateral securing such indebtedness.

In October 2021, the Company entered into a new senior unsecured credit agreement (the Credit Agreement) comprising of a $200.0 million unsecured revolving credit facility (maturing in October 2026) and a $400.0 million unsecured delayed-draw term loan commitment (364-day term) that was paid off and extinguished in 2021. The Credit Agreement includes an option to increase the revolving credit facility by up to $125.0 million. The Credit Agreement is guaranteed by the Company's wholly-owned subsidiaries.

At the Company’s election, borrowings under the Credit Agreement will bear interest at either (a) the Base Rate plus the Applicable Margin (each as defined in the agreement) or (b) the adjusted Term SOFR (as defined in the agreement) plus the applicable margin. The applicable margin, based on the Company's Debt to Capitalization Ratio (as defined in the agreement), for revolving loans ranges from 0.25% to 0.625% per annum for base rate borrowings and 1.25% to 1.625% per annum for Term SOFR borrowings. Further, a commitment fee accrues, based on the Company's debt to capitalization Ratio, ranging from 0.15% to 0.30% per annum on the average daily unused portion of the commitments. The Credit Agreement also contains certain consolidated financial covenants which, as detailed in the agreement, limit the Company's maximum debt to total capitalization ratio and minimum consolidated net worth.

As of December 31, 2023, the remaining balance of the line of credit available for use was $197.5 million, net of an unused $2.5 million letter of credit. The Company was in compliance with all covenants as of December 31, 2023 and 2022 under the Credit Agreement.

The Company's qualified intermediary in tax-deferred property exchanges pursuant to Section 1031 of the Internal Revenue Code (Section 1031) enters into short-term loan agreements with parties to an exchange in the ordinary course of its business. The outstanding balances pursuant to these loans, as included within other notes payable in the above table, were $0.2 million and $2.3 million as of December 31, 2023 and 2022, respectively, and are secured by cash that is included in cash and cash equivalents on the Company's consolidated balance sheet. Borrowings and repayments on these short-term loans are reflected as financing activities in the consolidated statements of cash flows.

NOTE 10

Estimated title losses. A summary of estimated title losses is as follows:

	2023	2022	2021
	(in $ thousands, except for loss ratios)
Balances at January 1	549,448	549,614	496,275
Provisions:
Current year	66,818	95,442	121,164
Previous policy years	13,464	7,291	5,079
Total provisions	80,282	102,733	126,243
Payments, net of recoveries:
Current year	(19,209)	(20,966)	(16,727)
Previous policy years	(85,108)	(72,132)	(54,772)
Total payments, net of recoveries	(104,317)	(93,098)	(71,499)
Effects of changes in foreign currency exchange rates	2,856	(9,801)	(1,405)
Balances at December 31	528,269	549,448	549,614
Loss ratios as a percentage of title operating revenues:
Current year provisions	3.4%	3.5%	4.0%
Total provisions	4.1%	3.8%	4.2%

Total title loss provisions during 2023 decreased compared to 2022, primarily due to lower 2023 title premiums, while total title loss provisions in 2022 decreased compared to the prior year, primarily due to lower title premiums and an overall favorable claims experience in 2022.

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

The aggregate grant-date fair value of restricted stock unit awards to employees during 2023, 2022 and 2021 was $12.3 million (299,000 stock units with an average grant price of $41.09), $11.9 million (188,300 stock units with an average grant price of $62.99) and $13.1 million (240,800 stock units with an average grant price of $54.45), respectively. In 2021, the Company granted stock option awards with aggregate grant-date fair value of $1.3 million (140,600 options with an average grant price of $9.24 and exercise strike price of $53.24).

A summary of the restricted stock unit activity during the year ended December 31, 2023 is presented below:

	Units	Weighted-Average Grant-Date Fair Value per Share ($)

Outstanding at January 1, 2023	364,277	57.86
Granted	299,008	41.09
Converted	(130,771)	52.98
Forfeited	(15,479)	66.50
Outstanding at December 31, 2023	517,035	49.14
Unvested at December 31, 2023	502,251	48.85

A summary of the stock option activity during the year ended December 31, 2023 is presented below:

	Units	Weighted-Average Exercise Price ($)

Outstanding at January 1, 2023	693,341	42.37
Exercised	(9,051)	39.76
Forfeited	(9,272)	47.79
Outstanding at December 31, 2023	675,018	42.33
Unvested at December 31, 2023	61,565	53.24

As of December 31, 2023, the aggregate intrinsic value and weighted average remaining contractual term related to outstanding options was $11.1 million and 6.3 years, respectively.

The fair value of grants that vested in 2023 and 2022 aggregated to $5.6 million and $9.6 million, respectively. For the years ended December 31, 2023, 2022 and 2021, compensation costs recognized related to share-based awards to employees were approximately $10.1 million, $11.5 million and $12.0 million, respectively. The total tax benefits recognized in the consolidated statements of income and comprehensive income from tax deductions relating to vesting of equity awards in 2023, 2022 and 2021 were $0.9 million, $1.2 million and $0.8 million, respectively. As of December 31, 2023, compensation costs not yet recognized related to all employee nonvested awards was $9.8 million, which is expected to be recognized over a weighted average period of 1.9 years.

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

The calculation of the basic and diluted EPS is as follows:

	For the Years Ended December 31,
	2023	2022	2021
Numerator (in $ thousands):
Net income attributable to Stewart	30,439	162,305	323,216

Denominator (in thousands):
Basic average shares outstanding	27,293	27,055	26,822
Average number of dilutive shares relating to options	69	159	197
Average number of dilutive shares relating to restricted units and shares	158	133	149
Diluted average shares outstanding	27,520	27,347	27,168

Basic earnings per share attributable to Stewart ($)	1.12	6.00	12.05
Diluted earnings per share attributable to Stewart ($)	1.11	5.94	11.90

NOTE 13

Reinsurance. As is industry practice, the Company cedes risks to other title insurance underwriters and reinsurers on certain transactions. However, the Company remains liable if the reinsurer should fail to meet its obligations. The Company also assumes risks from other underwriters on a transactional basis as well as on certain reinsurance treaties. Payments and recoveries on reinsured losses were insignificant during each of the years ended December 31, 2023, 2022, and 2021. The total amount of premiums for assumed and ceded risks was less than 1.0% of consolidated title revenues in each of the last three years and there were no outstanding amounts of reinsurance recoverable or payable at December 31, 2023 and 2022.

NOTE 14

Leases. Total operating lease expense was $49.6 million, $53.2 million and $46.5 million in 2023, 2022 and 2021, respectively, which included $3.3 million, $4.8 million and $3.6 million, respectively, of lease expense related to short-term leases and equipment. Total finance lease expense was $0.6 million, $0.9 million and $1.0 million in 2023, 2022 and 2021, respectively.

Lease-related assets and liabilities as of December 31 are as follows:

	2023	2022
	(in $ thousands)
Assets:
Operating lease assets, net of accumulated amortization	115,879	127,830
Finance lease assets, net of accumulated depreciation	778	1,291
Total lease assets	116,657	129,121

Liabilities:
Operating lease liabilities	135,654	148,003
Finance lease liabilities	—	80
Total lease liabilities	135,654	148,083

Other information related to operating and finance leases during the years ended December 31 is as follows:

	2023		2022
	Operating	Finance	Operating	Finance

Cash paid for amounts included in the measurement of lease liabilities (in $ thousands)	48,747	80	51,501	957
Lease assets obtained in exchange for lease obligations (in $ thousands)	31,849	—	55,861	—
Weighted average remaining lease term (years):	4.1	0.0	4.5	0.1
Weighted average discount rate	4.4%	4.0%	3.7%	4.0%

Future minimum lease payments under operating leases as of December 31, 2023 are as follows:

(in $ thousands)
2024	45,782
2025	36,137
2026	27,803
2027	19,116
2028	11,272
Thereafter	10,846
Total future minimum lease payments	150,956
Less: imputed interest	(15,302)
Net future minimum lease payments	135,654

NOTE 15

Contingent liabilities and commitments. The Company routinely holds third-party funds in segregated escrow accounts pending the closing of real estate transactions resulting in a contingent liability to the Company of approximately $1.9 billion at December 31, 2023. In addition, the Company is contingently liable for disbursements of escrow funds held by independent agencies in those cases where specific insured closing guarantees have been issued. The Company owns a qualified intermediary engaged in Section 1031 tax-deferred property exchanges. The Company holds the proceeds from these transactions until a qualifying exchange can occur. This resulted in a contingent liability to the Company of approximately $770.1 million at December 31, 2023. As with industry practice, escrow and Section 1031 exchanger fund accounts are not included in the consolidated balance sheets.

In the ordinary course of business, the Company guarantees the third-party indebtedness of certain of its consolidated subsidiaries. As of December 31, 2023, the maximum potential future payments on the guarantees are not more than the related notes payable recorded in the consolidated balance sheets (refer to Note 9). The Company also guarantees the indebtedness related to lease obligations of certain of its consolidated subsidiaries. The maximum future obligations arising from these lease-related guarantees are not more than the Company’s future lease obligations (refer to Note 14) plus lease operating expenses. As of December 31, 2023, the Company also had unused letters of credit aggregating $4.9 million related to workers’ compensation coverage and other insurance. The Company does not expect to make any payments on these guarantees.

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

Note 17

Revenues. The Company's operating revenues, summarized by type, are as follows:

	2023	2022	2021
	(in $ thousands)
Title insurance premiums:
Direct	635,435	831,391	960,118
Agency	985,989	1,466,243	1,582,640
Escrow fees	153,670	204,217	248,426
Real estate solutions and abstract fees	330,804	372,498	340,463
Other revenues	106,342	174,002	132,969
	2,212,240	3,048,351	3,264,616

NOTE 18

Segment information. Prior to 2022, the Company reported two operating segments: the title insurance and related services (title) segment, and the ancillary services and corporate segment. In 2022, the Company began reporting three operating segments: the title segment, the real estate solutions segment, and the corporate and other segment. The new segment presentation is primarily due to the increased size of the real estate solutions operations (formerly, ancillary services operations) resulting from strategic acquisitions. Previously, the real estate solutions operations were combined in one segment with the Company's corporate operations, which consist of expenses of the parent holding company and other centralized support services departments. Amounts for 2021 were recast in the following table to conform with the new segment presentation.

The title segment provides services needed to transfer title to property in a real estate transaction and includes services such as searching, abstracting, examining, closing and insuring the condition of the title to the property. In addition, the title segment includes home and personal insurance services, Internal Revenue Code Section 1031 tax-deferred exchanges, and digital customer engagement platform services. The real estate solutions segment supports the real estate industry and primarily includes credit and real estate information services, valuation management services, online notarization and closing services, and search services. The corporate and other segment is primarily related to corporate operations.

Selected statement of income information related to these segments for the years ended December 31 is as follows:

	2023	2022	2021
	(in $ thousands)
Title
Revenues	1,977,128	2,733,744	3,002,949
Depreciation and amortization	35,000	29,715	21,227
Interest	1,442	386	3
Income before taxes and noncontrolling interest	97,524	255,132	440,462

Real estate solutions
Revenues	263,681	296,702	265,497
Depreciation and amortization	25,802	25,563	14,071
Interest	239	—	—
Income before taxes	8,680	16,624	12,951

Corporate and other
Revenues (net realized losses)	(3,468)	38,850	37,346
Depreciation and amortization	1,645	1,900	1,088
Interest	18,056	18,017	5,028
Loss before taxes	(45,343)	(39,104)	(19,442)

Consolidated Stewart
Revenues	2,257,341	3,069,296	3,305,792
Depreciation and amortization	62,447	57,178	36,386
Interest	19,737	18,403	5,031
Income before taxes and noncontrolling interest	60,861	232,652	433,971

The Company does not provide asset information by reportable operating segment as it does not routinely evaluate the asset position by segment. During 2022 and 2021, the corporate and other segment included results of a real estate brokerage company that was sold during the second quarter 2022.

Revenues for the years ended December 31 in the United States and all international operations are as follows:

	2023	2022	2021
	(in $ thousands)
United States	2,122,565	2,893,169	3,107,817
International	134,776	176,127	197,975
	2,257,341	3,069,296	3,305,792

NOTE 19

Other comprehensive income (loss). Changes in the balances of each component of other comprehensive income (loss) and the related tax effects are as follows (in $ thousands):

	For the Year Ended December 31, 2023			For the Year Ended December 31, 2022			For the Year Ended December 31, 2021
	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount	Before-Tax Amount	Tax Expense (Benefit)	Net-of Tax Amount	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount
Foreign currency translation adjustments	6,407	1,130	5,277	(18,634)	(3,695)	(14,939)	(298)	381	(679)
Net unrealized gains and losses on investments:
Change in net unrealized gains and losses on investments	13,242	2,781	10,461	(44,830)	(9,414)	(35,416)	(17,279)	(3,629)	(13,650)
Reclassification adjustment for realized gains and losses on investments	494	104	390	(1,571)	(330)	(1,241)	(3,088)	(648)	(2,440)
	13,736	2,885	10,851	(46,401)	(9,744)	(36,657)	(20,367)	(4,277)	(16,090)
Other comprehensive income (loss)	20,143	4,015	16,128	(65,035)	(13,439)	(51,596)	(20,665)	(3,896)	(16,769)

SCHEDULE I
STEWART INFORMATION SERVICES CORPORATION
(Parent Company)
STATEMENTS OF INCOME AND RETAINED EARNINGS

	For the Years Ended December 31,
	2023	2022	2021
	(in $ thousands)
Revenues
Net realized losses, net of interest and other income	(2,222)	(1,639)	(281)

Expenses
Interest	18,402	18,276	5,101
Other operating expenses	8,440	8,161	6,924
	26,842	26,437	12,025
Loss before taxes and income from investments in subsidiaries	(29,064)	(28,076)	(12,306)
Income tax expense	(28)	(8)	—
Income from investments in subsidiaries	59,531	190,389	335,522
Net income	30,439	162,305	323,216

Retained earnings at beginning of year	1,091,816	974,800	688,819
Cash dividends on Common Stock	(51,414)	(45,289)	(37,235)
Retained earnings at end of year	1,070,841	1,091,816	974,800
See accompanying notes to financial statement information.
See accompanying Report of Independent Registered Public Accounting Firm.

STEWART INFORMATION SERVICES CORPORATION
(Parent Company)
BALANCE SHEETS

	As of December 31,
	2023	2022
	(in $ thousands)
Assets
Cash and cash equivalents	6,070	31,912
Receivables from affiliates	50,183	49,055
Property and equipment, at cost:
Furniture and equipment	1,713	21
Accumulated depreciation	(190)	(21)
	1,523	—
Investments in subsidiaries, on an equity-method basis	1,771,359	1,736,570
Operating lease assets	1,487	4,180
Goodwill	8,068	8,068
Other assets	17,495	16,730
	1,856,185	1,846,515
Liabilities
Accounts payable and other liabilities	27,255	24,036
Operating lease liabilities	2,389	5,720
Notes payable	455,130	454,608
	484,774	484,364
Contingent liabilities and commitments	—	—
Stockholders’ equity
Common Stock – $1 par, authorized 51,500,000; issued 27,722,388 and 27,482,573; outstanding 27,370,227 and 27,130,412, respectively	27,723	27,483
Additional paid-in capital	310,728	296,861
Retained earnings	1,070,841	1,091,816
Accumulated other comprehensive income (loss) (AOCI):
Foreign currency translation adjustments	(18,579)	(23,856)
Net unrealized investment gains	(16,636)	(27,487)
Treasury stock – 352,161 common shares, at cost	(2,666)	(2,666)
Total stockholders’ equity	1,371,411	1,362,151
	1,856,185	1,846,515

See accompanying notes to financial statement information.
See accompanying Report of Independent Registered Public Accounting Firm.

STEWART INFORMATION SERVICES CORPORATION
(Parent Company)
STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2023	2022	2021
	(in $ thousands)
Reconciliation of net income to cash provided by operating activities:
Net income	30,439	162,305	323,216
Add (deduct):
Depreciation	169	—	—
Increase in receivables – net	(1,128)	(27,536)	(19,261)
(Increase) decrease in other assets – net	(764)	2,925	(1,574)
Increase (decrease) in payables and accrued liabilities – net	1,717	(1,963)	(297)
Income from and other adjustments for subsidiaries	11,753	31,886	(31,841)
Cash provided by operating activities	42,186	167,617	270,243
Investing activities:
Investments in and contributions to subsidiaries	(19,000)	(109,126)	(615,147)
Purchase of property and equipment	(1,692)	—	—
Collections on notes receivables	—	—	45,193
Cash used by investing activities	(20,692)	(109,126)	(569,954)
Financing activities:
Dividends paid	(50,523)	(44,672)	(36,637)
Repurchases of Common Stock	(1,783)	(3,262)	(2,252)
Proceeds from stock option and employee stock purchase plan exercises	4,970	5,828	2,715
Proceeds from notes payable	—	—	1,004,703
Payments on notes payable	—	—	(643,875)
Purchase of remaining interest of consolidated subsidiary	—	—	(5,616)
Payment for debt issuance costs	—	—	(7,404)
Cash (used) provided by financing activities	(47,336)	(42,106)	311,634
(Decrease) increase in cash and cash equivalents	(25,842)	16,385	11,923
Cash and cash equivalents at beginning of year	31,912	15,527	3,604
Cash and cash equivalents at end of year	6,070	31,912	15,527
Supplemental information:
Income taxes paid, net	—	—	5
Interest paid	17,197	17,271	2,795
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

Dividends received. During 2022 and 2021, Stewart Title Guaranty Company, a wholly-owned subsidiary, paid to the Parent Company dividends of $150.0 million and $293.9 million, respectively, and none in 2023. Also, during 2023, 2022 and 2021, the Parent Company received dividends of $62.0 million, $58.7 million and $2.0 million, respectively, from its unregulated subsidiaries, primarily related to real estate solutions operations.

SCHEDULE II
STEWART INFORMATION SERVICES CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
December 31, 2023

Col. A	Col. B	Col. C Additions	Col. D Deductions		Col. E
Description	Balance at beginning of period	Charged to costs and expenses	(Describe)		Balance At end of period
	(in $ thousands)
Year ended December 31, 2023:
Estimated title losses	549,448	80,282	101,461	(A)	528,269
Valuation allowance for deferred tax assets	6,202	8,851	1,691		13,362
Allowance for credit losses	7,309	1,934	1,660	(B)	7,583
Year ended December 31, 2022:
Estimated title losses	549,614	102,733	102,899	(A)	549,448
Valuation allowance for deferred tax assets	2,279	7,958	4,035		6,202
Allowance for credit losses	7,711	825	1,227	(B)	7,309
Year ended December 31, 2021:
Estimated title losses	496,275	126,243	72,904	(A)	549,614
Valuation allowance for deferred tax assets	6,471	398	4,590		2,279
Allowance for credit losses	4,807	3,023	119	(B)	7,711

(A)Represents primarily payments of policy and escrow losses and loss adjustment expenses.
(B)Represents uncollectible accounts written off.
See accompanying Report of Independent Registered Public Accounting Firm.