Form 10-Q
period 2024-03-31
STEWART INFORMATION SERVICES CORP
filed 2024-05-07
CIK 94344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☑
On April 29, 2024, there were 27,580,535 outstanding shares of the issuer's Common Stock.

FORM 10-Q QUARTERLY REPORT
QUARTER ENDED MARCH 31, 2024

As used in this report, “we,” “us,” “our,” "Registrant," the “Company” and “Stewart” mean Stewart Information Services Corporation and our subsidiaries, unless the context indicates otherwise.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

	Three Months Ended March 31,
	2024	2023
	($000 omitted, except per share)
Revenues
Title revenues:
Direct operations	210,588	207,871
Agency operations	240,772	249,021
Real estate solutions	83,016	62,592
Operating revenues	534,376	519,484
Investment income	12,901	6,599
Net realized and unrealized gains (losses)	7,038	(1,778)
	554,315	524,305
Expenses
Amounts retained by agencies	199,976	205,738
Employee costs	172,417	170,551
Other operating expenses	136,951	120,743
Title losses and related claims	17,383	17,674
Depreciation and amortization	15,384	14,906
Interest	5,058	4,849
	547,169	534,461
Income (loss) before taxes and noncontrolling interests	7,146	(10,156)
Income tax (expense) benefit	(936)	4,938
Net income (loss)	6,210	(5,218)
Less net income attributable to noncontrolling interests	3,080	2,972
Net income (loss) attributable to Stewart	3,130	(8,190)

Net income (loss)	6,210	(5,218)
Other comprehensive (loss) income, net of taxes:
Foreign currency translation adjustments	(4,470)	598
Change in net unrealized gains and losses on investments	(2,276)	6,617
Reclassification adjustments for realized gains and losses on investments	150	92
Other comprehensive (loss) income, net of taxes:	(6,596)	7,307
Comprehensive (loss) income	(386)	2,089
Less net income attributable to noncontrolling interests	3,080	2,972
Comprehensive loss attributable to Stewart	(3,466)	(883)

Basic average shares outstanding (000)	27,512	27,201
Basic earnings (loss) per share attributable to Stewart	0.11	(0.30)
Diluted average shares outstanding (000)	28,027	27,201
Diluted earnings (loss) per share attributable to Stewart	0.11	(0.30)
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2024 (Unaudited)	December 31, 2023
	($000 omitted)
Assets
Cash and cash equivalents	138,351	233,365
Short-term investments	42,774	39,023
Investments, at fair value:
Debt securities (amortized cost of $620,806 and $631,294)	597,057	610,236
Equity securities	76,893	69,700
	673,950	679,936
Receivables:
Premiums from agencies	39,600	38,676
Trade and other	86,010	75,706
Income taxes	4,435	3,535
Notes	20,575	14,570
Allowance for uncollectible amounts	(8,000)	(7,583)
	142,620	124,904
Property and equipment:
Land	2,582	2,545
Buildings	19,240	19,219
Furniture and equipment	241,675	234,370
Accumulated depreciation	(180,570)	(173,799)
	82,927	82,335
Operating lease assets	113,617	115,879
Title plants, at cost	73,359	73,359
Goodwill	1,072,315	1,072,129
Intangible assets, net of amortization	185,067	193,196
Deferred tax assets	3,719	3,776
Other assets	122,690	84,959
	2,651,389	2,702,861
Liabilities
Notes payable	445,433	445,290
Accounts payable and accrued liabilities	166,376	190,054
Operating lease liabilities	132,723	135,654
Estimated title losses	519,229	528,269
Deferred tax liabilities	23,485	25,045
	1,287,246	1,324,312
Contingent liabilities and commitments
Stockholders’ equity
Common Stock ($1 par value) and additional paid-in capital	341,314	338,451
Retained earnings	1,060,808	1,070,841
Accumulated other comprehensive loss:
Foreign currency translation adjustments	(23,049)	(18,579)
Net unrealized losses on debt securities investments	(18,762)	(16,636)
Treasury stock – 352,161 common shares, at cost	(2,666)	(2,666)
Stockholders’ equity attributable to Stewart	1,357,645	1,371,411
Noncontrolling interests	6,498	7,138
Total stockholders’ equity (27,580,535 and 27,370,227 shares outstanding)	1,364,143	1,378,549
	2,651,389	2,702,861
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2024	2023
	($000 omitted)
Reconciliation of net income (loss) to cash used by operating activities:
Net income (loss)	6,210	(5,218)
Add (deduct):
Depreciation and amortization	15,384	14,906
Adjustments for bad debt provisions	818	590
Net realized and unrealized (gains) losses	(7,038)	1,778
Amortization of net (discount) premium on debt securities investments	(9)	230
Payments for title losses in excess of provisions	(5,432)	(15,797)
Adjustments for insurance recoveries of title losses	208	—
Increase in receivables – net	(12,674)	(13,724)
Increase in other assets – net	(5,582)	(4,506)
Decrease in accounts payable and other liabilities – net	(24,444)	(34,656)
Change in net deferred income taxes	(5)	1,724
Net loss (income) from equity method investments	10	(28)
Dividends received from equity method investments	229	680
Stock-based compensation expense	2,670	2,759
Other – net	67	200
Cash used by operating activities	(29,588)	(51,062)
Investing activities:
Proceeds from sales of investments in securities	20,874	26,772
Proceeds from matured investments in debt securities	6,646	25,338
Purchases of investments in securities	(23,677)	(23,965)
Net purchases of short-term investments	(4,927)	(2,541)
Purchases of property and equipment and other long-lived assets	(10,218)	(8,894)
Proceeds from sale of property and equipment and other assets	8	49
Cash paid for acquisition of businesses	—	(21,500)
Increase in notes receivable	(6,320)	(168)
Purchases of cost-basis and other investments	(29,939)	(89)
Other – net	176	186
Cash used by investing activities	(47,377)	(4,812)
Financing activities:
Proceeds from notes payable	3,387	3,521
Payments on notes payable	(3,378)	(5,589)
Distributions to noncontrolling interests	(3,720)	(3,775)
Repurchases of Common Stock	(3,390)	(1,271)
Proceeds from stock option and employee stock purchase plan exercises	3,583	1,991
Cash dividends paid	(13,067)	(12,260)
Payment of contingent consideration related to acquisitions	(186)	—
Cash used by financing activities	(16,771)	(17,383)
Effects of changes in foreign currency exchange rates	(1,278)	(295)
Change in cash and cash equivalents	(95,014)	(73,552)
Cash and cash equivalents at beginning of period	233,365	248,367
Cash and cash equivalents at end of period	138,351	174,815
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	Common Stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Noncontrolling interests	Total
	($000 omitted)
Three Months Ended March 31, 2024
Balance at December 31, 2023	27,723	310,728	1,070,841	(35,215)	(2,666)	7,138	1,378,549
Net income attributable to Stewart	—	—	3,130	—	—	—	3,130
Dividends on Common Stock ($0.48 per share)	—	—	(13,163)	—	—	—	(13,163)
Stock-based compensation	172	2,498	—	—	—	—	2,670
Stock repurchases	(55)	(3,335)	—	—	—	—	(3,390)
Stock option and employee stock purchase plan exercises	93	3,490	—	—	—	—	3,583
Change in net unrealized gains and losses on investments, net of taxes	—	—	—	(2,276)	—	—	(2,276)
Reclassification adjustment for realized gains and losses on investments, net of taxes	—	—	—	150	—	—	150
Foreign currency translation adjustments, net of taxes	—	—	—	(4,470)	—	—	(4,470)
Net income attributable to noncontrolling interests	—	—	—	—	—	3,080	3,080
Distributions to noncontrolling interests	—	—	—	—	—	(3,720)	(3,720)
Balance at March 31, 2024	27,933	313,381	1,060,808	(41,811)	(2,666)	6,498	1,364,143

Three Months Ended March 31, 2023
Balance at December 31, 2022	27,483	296,861	1,091,816	(51,343)	(2,666)	8,114	1,370,265
Net loss attributable to Stewart	—	—	(8,190)	—	—	—	(8,190)
Dividends on Common Stock ($0.45 per share)	—	—	(12,306)	—	—	—	(12,306)
Stock-based compensation	93	2,666	—	—	—	—	2,759
Stock repurchases	(30)	(1,241)	—	—	—	—	(1,271)
Stock option and employee stock purchase plan exercises	52	1,939	—	—	—	—	1,991
Change in net unrealized gains and losses on investments, net of taxes	—	—	—	6,617	—	—	6,617
Reclassification adjustment for realized gains and losses on investments, net of taxes, net of taxes	—	—	—	92	—	—	92
Foreign currency translation adjustments, net of taxes	—	—	—	598	—	—	598
Net income attributable to noncontrolling interests	—	—	—	—	—	2,972	2,972
Distributions to noncontrolling interests	—	—	—	—	—	(3,775)	(3,775)
Balance at March 31, 2023	27,598	300,225	1,071,320	(44,036)	(2,666)	7,311	1,359,752
See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1

Interim financial statements. The financial information contained in this report for the three months ended March 31, 2024 and 2023, and as of March 31, 2024, is unaudited. This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission on February 28, 2024 (2023 Form 10-K).

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

C. Restrictions on cash and investments. The Company maintains investments in accordance with certain statutory requirements for the funding of statutory premium reserves. Statutory reserve funds are required to be fully funded and invested in high-quality securities and short-term investments. Statutory reserve funds are not available for current claim payments, which must be funded from current operating cash flow. Included in investments in debt and equity securities are statutory reserve funds of approximately $519.9 million and $527.4 million at March 31, 2024 and December 31, 2023, respectively. In addition, included within cash and cash equivalents are statutory reserve funds of approximately $10.3 million and $10.0 million at March 31, 2024 and December 31, 2023, respectively. Although these cash statutory reserve funds are not restricted or segregated in depository accounts, they are required to be held pursuant to state statutes. If the Company fails to maintain minimum investments or cash and cash equivalents sufficient to meet statutory requirements, the Company may be subject to fines or other penalties, including potential revocation of its business license. These funds are not available for any other purpose. In the event that insurance regulators adjust the determination of the statutory premium reserves of the Company’s title insurers, these restricted funds as well as statutory surplus would correspondingly increase or decrease.

NOTE 2

Revenues. The Company's operating revenues, summarized by type, are as follows:

	Three Months Ended March 31,
	2024	2023
	($000 omitted)
Title insurance premiums:
Direct	141,699	130,817
Agency	240,772	249,021
Escrow fees	33,543	32,927
Real estate solutions and abstract fees	97,374	77,160
Other revenues	20,988	29,559
	534,376	519,484

NOTE 3

Investments in debt and equity securities. As of March 31, 2024 and December 31, 2023, the net unrealized investment gains relating to investments in equity securities held were $18.4 million and $11.2 million, respectively (refer to Note 5).

The amortized costs and fair values of investments in debt securities are as follows:

	March 31, 2024		December 31, 2023
	Amortized costs	Fair values	Amortized costs	Fair values
	($000 omitted)
Municipal	18,725	18,499	22,201	22,031
Corporate	240,573	228,668	242,656	231,474
Foreign	326,560	315,661	332,723	323,391
U.S. Treasury Bonds	34,948	34,229	33,714	33,340
	620,806	597,057	631,294	610,236

Foreign debt securities consist of Canadian government, provincial and corporate bonds, United Kingdom treasury and corporate bonds, and Mexican government bonds.

Gross unrealized gains and losses on investments in debt securities are as follows:

	March 31, 2024		December 31, 2023
	Gains	Losses	Gains	Losses
	($000 omitted)
Municipal	2	228	—	170
Corporate	515	12,420	764	11,946
Foreign	858	11,757	1,765	11,097
U.S. Treasury Bonds	25	744	106	480
	1,400	25,149	2,635	23,693

Debt securities as of March 31, 2024 mature, according to their contractual terms, as follows (actual maturities may differ due to call or prepayment rights):

	Amortized costs	Fair values
	($000 omitted)
In one year or less	85,105	84,346
After one year through five years	341,785	327,413
After five years through ten years	177,015	169,663
After ten years	16,901	15,635
	620,806	597,057

Gross unrealized losses on investments in debt securities and the fair values of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2024, were:

	Less than 12 months		More than 12 months		Total
	Losses	Fair values	Losses	Fair values	Losses	Fair values
	($000 omitted)
Municipal	46	5,628	182	10,619	228	16,247
Corporate	118	14,737	12,302	196,546	12,420	211,283
Foreign	1,079	66,628	10,678	206,074	11,757	272,702
U.S. Treasury Bonds	553	26,207	191	4,886	744	31,093
	1,796	113,200	23,353	418,125	25,149	531,325

The number of specific debt investment holdings held in an unrealized loss position as of March 31, 2024 was 332. Of these securities, 255 were in unrealized loss positions for more than 12 months. Total gross unrealized investment losses at March 31, 2024 slightly increased compared to December 31, 2023, primarily due to the continuing high interest rate environment which started in late 2022. Since the Company does not intend to sell and will more likely than not maintain each investment security until its maturity or anticipated recovery in value, and no significant credit risk is deemed to exist, these investments are not considered as credit-impaired. The Company believes its investment portfolio is diversified and expects no material loss to result from the failure to perform by issuers of the debt securities it holds. Investments made by the Company are not collateralized.

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

As of March 31, 2024, financial instruments measured at fair value on a recurring basis are summarized below:

	Level 1	Level 2	Fair value measurements
	($000 omitted)
Investments in securities:
Debt securities:
Municipal	—	18,499	18,499
Corporate	—	228,668	228,668
Foreign	—	315,661	315,661
U.S. Treasury Bonds	—	34,229	34,229
Equity securities	76,893	—	76,893
	76,893	597,057	673,950

As of December 31, 2023, financial instruments measured at fair value on a recurring basis are summarized below:

	Level 1	Level 2	Fair value measurements
	($000 omitted)
Investments in securities:
Debt securities:
Municipal	—	22,031	22,031
Corporate	—	231,474	231,474
Foreign	—	323,391	323,391
U.S. Treasury Bonds	—	33,340	33,340
Equity securities	69,700	—	69,700
	69,700	610,236	679,936

As of March 31, 2024 and December 31, 2023, Level 1 financial instruments consist of equity securities. Level 2 financial instruments consist of municipal, governmental, and corporate bonds, both U.S. and foreign. In accordance with the Company’s policies and guidelines which incorporate relevant statutory requirements, the Company’s third-party registered investment manager invests only in securities rated as investment grade or higher by the major rating services, where observable valuation inputs are significant. The fair value of the Company's investments in debt and equity securities is primarily determined using a third-party pricing service provider. The third-party pricing service provider calculates the fair values using both market approach and model valuation methods, as well as pricing information obtained from brokers, dealers and custodians. Management ensures the reasonableness of the third-party service valuations by comparing them with pricing information from the Company's investment manager.

NOTE 5

Net realized and unrealized gains (losses). Realized and unrealized gains and losses are detailed as follows:

	Three Months Ended March 31,
	2024	2023
	($000 omitted)
Realized gains	102	61
Realized losses	(291)	(747)
Net unrealized investment gains (losses) recognized on equity securities still held	7,227	(1,092)
	7,038	(1,778)

Realized losses during the first quarters 2024 and 2023 were primarily related to sales of securities investments.

Investment gains and losses recognized related to investments in equity securities are as follows:

	Three Months Ended March 31,
	2024	2023
	($000 omitted)
Net investment gains (losses) recognized on equity securities during the period	7,234	(1,756)
Less: Net realized gains (losses) on equity securities sold during the period	7	(664)
Net unrealized investment gains (losses) recognized on equity securities still held	7,227	(1,092)

Proceeds from sales of investments in securities are as follows:

	Three Months Ended March 31,
	2024	2023
	($000 omitted)
Proceeds from sales of debt securities	20,767	7,446
Proceeds from sales of equity securities	107	19,326
Total proceeds from sales of investments in securities	20,874	26,772

NOTE 6

Goodwill. The summary of changes in goodwill is as follows:

	Title	Real Estate Solutions	Consolidated Total
	($000 omitted)
Balances at December 31, 2023	707,935	364,194	1,072,129
Purchase accounting adjustments	186	—	186
Balances at March 31, 2024	708,121	364,194	1,072,315

NOTE 7

Estimated title losses. A summary of estimated title losses for the three months ended March 31 is as follows:

	2024	2023
	($000 omitted)
Balances at January 1	528,269	549,448
Provisions:
Current year	15,104	17,214
Previous policy years	2,279	460
Total provisions	17,383	17,674
Payments, net of recoveries:
Current year	(4,546)	(3,470)
Previous policy years	(18,269)	(30,001)
Total payments, net of recoveries	(22,815)	(33,471)
Effects of changes in foreign currency exchange rates	(3,608)	(236)
Balances at March 31	519,229	533,415
Loss ratios as a percentage of title operating revenues:
Current year provisions	3.8%	3.8%
Total provisions	3.9%	3.9%

NOTE 8

Share-based payments. As part of its incentive compensation program for executives and senior management employees, the Company provides share-based awards, which usually include a combination of time-based restricted stock units, performance-based restricted stock units and stock options. Each restricted stock unit represents a contractual right to receive a share of the Company's Common Stock. The time-based units generally vest on each of the first three anniversaries of the grant date, while the performance-based units vest upon achievement of certain financial objectives and an employee service requirement over a period of approximately three years. The Company has not granted stock options since 2021 and all outstanding stock option awards are fully vested at March 31, 2024. The compensation expense associated with the share-based awards is calculated based on the fair value of the related award and recognized over the corresponding vesting period.

During the first three months of 2024 and 2023, the Company granted time-based and performance-based restricted stock units with aggregate grant-date fair values of $13.7 million (223,000 units with an average grant price per unit of $61.44) and $11.4 million (278,000 units with an average grant price per unit of $40.93).

NOTE 9

Earnings per share. Basic earnings per share (EPS) attributable to Stewart is calculated by dividing net income attributable to Stewart by the weighted-average number of shares of Common Stock outstanding during the reporting periods. To calculate diluted EPS, the number of shares is adjusted to include the number of additional shares that would have been outstanding if restricted units were vested and issued and stock options were exercised. In periods of net losses, dilutive shares are excluded from the calculation of the diluted EPS and diluted EPS is computed in the same manner as basic EPS.

The calculation of the basic and diluted EPS is as follows:

	Three Months Ended March 31,
	2024	2023
	($000 omitted, except per share)
Numerator:
Net income (loss) attributable to Stewart	3,130	(8,190)

Denominator (000):
Basic average shares outstanding	27,512	27,201
Average number of dilutive shares relating to options	197	—
Average number of dilutive shares relating to restricted units	318	—
Diluted average shares outstanding	28,027	27,201

Basic earnings (loss) per share attributable to Stewart	0.11	(0.30)
Diluted earnings (loss) per share attributable to Stewart	0.11	(0.30)

NOTE 10

Contingent liabilities and commitments. In the ordinary course of business, the Company guarantees the third-party indebtedness of certain of its consolidated subsidiaries. As of March 31, 2024, the maximum potential future payments on the guarantees are not more than the related notes payable recorded in the condensed consolidated balance sheets. The Company also guarantees the indebtedness related to lease obligations of certain of its consolidated subsidiaries. The maximum future obligations arising from these lease-related guarantees are not more than the Company’s future lease obligations, as presented on the condensed consolidated balance sheets, plus lease operating expenses. As of March 31, 2024, the Company also had unused letters of credit aggregating $4.9 million related to workers’ compensation and other insurance. The Company does not expect to make any payments on these guarantees.

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

Selected statement of operations information related to these segments is as follows:

	Three Months Ended March 31,
	2024	2023
	($000 omitted)
Title segment:
Revenues	471,352	461,645
Depreciation and amortization	8,729	8,104
Income (loss) before taxes and noncontrolling interest	10,181	(664)

Real estate solutions segment:
Revenues	83,041	62,625
Depreciation and amortization	6,275	6,300
Income before taxes	6,732	1,366

Corporate and other segment:
Revenues (net realized losses)	(78)	35
Depreciation and amortization	380	502
Loss before taxes	(9,767)	(10,858)

Consolidated Stewart:
Revenues	554,315	524,305
Depreciation and amortization	15,384	14,906
Income (loss) before taxes and noncontrolling interest	7,146	(10,156)

The Company does not provide asset information by reportable operating segment as it does not routinely evaluate the asset position by segment.

Total revenues generated in the United States and all international operations are as follows:

	Three Months Ended March 31,
	2024	2023
	($000 omitted)
United States	525,022	497,531
International	29,293	26,774
	554,315	524,305

NOTE 13
Other comprehensive (loss) income. Changes in the balances of each component of other comprehensive (loss) income and the related tax effects are as follows:

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount
	($000 omitted)
Net unrealized gains and losses on investments:
Change in net unrealized gains and losses on investments	(2,881)	(605)	(2,276)	8,376	1,759	6,617
Reclassification adjustments for realized gains and losses on investments	190	40	150	116	24	92
	(2,691)	(565)	(2,126)	8,492	1,783	6,709
Foreign currency translation adjustments	(5,403)	(933)	(4,470)	710	112	598
Other comprehensive (loss) income	(8,094)	(1,498)	(6,596)	9,202	1,895	7,307

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S OVERVIEW

First quarter 2024 overview. We reported net income attributable to Stewart of $3.1 million ($0.11 per diluted share) for the first quarter 2024, compared to net loss attributable to Stewart of $8.2 million ($(0.30) per diluted share) for the first quarter 2023. Pretax income before noncontrolling interests for the first quarter 2024 was $7.1 million compared to pretax loss before noncontrolling interests of $10.2 million for the prior year quarter. The first quarter 2024 and 2023 results included $7.0 million and ($1.8 million), respectively, of pretax net realized and unrealized gains (losses) primarily driven by fair value changes of equity securities investments in the title segment.

Summary results of the title segment are as follows ($ in millions, except pretax margin):

	For the Three Months Ended March 31
	2024	2023	% Change

Operating revenues	451.4	456.9	(1)%
Investment income	12.9	6.6	96%
Net realized and unrealized gains (losses)	7.1	(1.8)	492%
Pretax income (loss)	10.2	(0.7)	1,633%
Pretax margin	2.2%	(0.1)%

Title segment operating revenues in the first quarter 2024 decreased $5.5 million, or 1%, compared to the first quarter 2023, primarily as a result of residential volume declines in the direct and agency title operations, partially offset by increased commercial revenues. Total segment operating expenses in the first quarter 2024 decreased $1.1 million, which was less than 1%, compared to the prior year quarter. Agency retention expenses in the first quarter 2024 decreased $5.8 million, or 3%, in line with lower gross agency revenues of $8.2 million, or 3%, while the average independent agency remittance rate in the first quarter 2024 was approximately 17%, compared to 17.4% during the first quarter 2023.

Total title segment employee costs and other operating expenses in the first quarter 2024 increased $4.3 million, or 2%, compared to the prior year quarter, primarily due to increased outside search expenses related to higher commercial revenues. As a percentage of operating revenues, these expenses were 52.0% in the first quarter 2024 compared to 50.4% in the first quarter 2023. Title loss expense in the first quarter 2024 decreased $0.3 million, or 2%, compared to the prior year quarter, primarily due to lower title revenues. As a percentage of title revenues, title loss expense was 3.9% in both the first quarters 2024 and 2023.

Investment income improved $6.3 million in the first quarter 2024, compared to the prior year quarter, primarily due to higher interest income resulting from earned interest from eligible escrow balances in the first quarter 2024. Acquisition intangible asset amortization expenses in the first quarters 2024 and 2023 amounted to $2.9 million and $2.8 million, respectively.

Summary results of the real estate solutions segment are as follows ($ in millions, except pretax margin):

	For the Three Months Ended March 31
	2024	2023	% Change

Operating revenues	83.0	62.6	33%
Pretax income	6.7	1.4	393%
Pretax margin	8.1%	2.2%

The segment’s operating revenues in the first quarter 2024 increased $20.4 million, or 33%, compared to the first quarter 2023, primarily driven by higher revenues from credit information and valuation services. Consistent with the higher operating revenues, combined employee costs and other operating expenses in the first quarter 2024 increased $15.1 million, or 27%, compared to the prior year quarter. Acquisition intangible asset amortization expenses in the first quarters 2024 and 2023 amounted to $5.6 million and $5.8 million, respectively.

In regard to the corporate and other segment, pretax results were driven by net expenses attributable to corporate operations which decreased to $9.7 million, compared to $10.9 million in the first quarter 2023, primarily driven by management's cost discipline.

CRITICAL ACCOUNTING ESTIMATES

The preparation of the Company’s condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures surrounding contingencies and commitments.

Actual results can differ from our accounting estimates. While we do not anticipate significant changes in our estimates, there is a risk that such changes could have a material impact on our consolidated financial condition or results of operations for future periods. During the three months ended March 31, 2024, we made no material changes to our critical accounting estimates as previously disclosed in Management’s Discussion and Analysis in the 2023 Form 10-K.

Operations. Our primary business is title insurance and settlement-related services. We close transactions and issue title policies on homes, commercial and other real properties located in all 50 states, the District of Columbia and international markets through policy-issuing offices, agencies and centralized title services centers. Our real estate solutions operations include credit and real estate information services, valuation management services, online notarization and closing services, and search services. The corporate and other segment includes our parent holding company and centralized support services departments.

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

Premiums are determined in part by the values of the transactions we handle. To the extent inflation or market conditions cause increases in the prices of homes and other real estate, premium revenues are also increased. Conversely, falling home prices cause premium revenues to decline. Home price changes may override the seasonal nature of the title insurance business. Historically, our first quarter is the least active in terms of title insurance revenues as home buying is generally depressed during winter months. Our second and third quarters are typically the most active as the summer is the traditional home buying season, and while commercial transaction closings are skewed to the end of the year, individually large commercial transactions can occur any time of the year. On average, title premium rates for refinance orders are lower compared to a similarly priced purchase transaction.

RESULTS OF OPERATIONS

Comparisons of our results of operations for the three months ended March 31, 2024 with the corresponding periods in the prior year are set forth below. Factors contributing to fluctuations in the results of operations are presented in the order of their monetary significance, and we have quantified, when necessary, significant changes. Segment results are included in the discussions and, when relevant, are discussed separately.

Our statements on home sales, interest rates and loan activity are based on published U.S. industry data from sources including Fannie Mae, the Mortgage Bankers Association (MBA), the National Association of Realtors® (NAR) and the U.S. Census Bureau as of March 31, 2024. We also use information from our direct operations.

Operating environment. According to NAR, existing home sales as of March 2024 totaled 4.2 million units (seasonally-adjusted basis), which were 4% lower from both a year ago and February 2024, primarily due to the relatively unchanged current elevated interest rate environment. Housing affordability continues to limit home sales with the median existing home price in March 2024 increasing by 5% to $393,500 compared to March 2023, while total existing housing inventory in March 2024 increased 14% and 5% from a year ago and February 2024, respectively. Regarding new residential construction, U.S. housing starts (seasonally-adjusted) in March 2024 were 4% and 15% lower compared to March 2023 and February 2024, respectively, while March 2024 newly-issued building permits were 2% higher than a year ago and 4% lower compared to February 2024.

On lending activity, total U.S. single family mortgage originations during the first quarter 2024 improved by $16 billion, or 5%, compared to the prior year quarter, with purchase and refinancing originations increasing by 2% and 17%, respectively, according to Fannie Mae and MBA (averaged). During the first quarter 2024, the average 30-year fixed interest rate averaged 6.8% compared to 6.4% in the first quarter 2023. For the year 2024, Fannie Mae and MBA expect the interest rate to average 6.5%, lower than the 6.8% average observed in 2023, while total originations for the year 2024 are expected to be $333 billion, which is 21% higher compared to 2023, primarily due to the expected federal interest rate policy loosening towards the end of 2024.

Title revenues. Direct title revenue information is presented below:

	Three Months Ended March 31,
	2024	2023	Change	% Chg
	($ in millions)
Non-commercial
Domestic	135.3	150.3	(15.0)	(10)%
International	19.2	19.2	—	—%
	154.5	169.5	(15.0)	(9)%
Commercial:
Domestic	49.7	32.7	17.0	52%
International	6.4	5.7	0.7	12%
	56.1	38.4	17.7	46%
Total direct title revenues	210.6	207.9	2.7	1%

Domestic non-commercial revenues decreased in the first quarter 2024, primarily driven by a 5% decline in total residential purchase and refinancing transactions and a lower average fee per file, compared to the prior year quarter. Average residential fee per file in the first quarter 2024 was $2,900, compared to $3,400 in the first quarter 2023, primarily due to a lower purchase transaction mix in the first quarter 2024.

Domestic commercial revenues improved in the first quarter 2024 compared to the same period in 2023, primarily as a result of increased average transaction size (primarily in the energy sector), partially offset by fewer commercial transactions. Domestic commercial orders closed decreased 9% in the first quarter 2024, while average domestic commercial fee per file improved to $13,900 in the first quarter 2024, compared to $8,300 from the prior year quarter.

Orders information for the three months ended March 31 is as follows:

	2024	2023	Change	% Chg
Opened Orders:
Commercial	3,693	3,842	(149)	(4)%
Purchase	48,024	49,469	(1,445)	(3)%
Refinance	16,371	16,129	242	2%
Other	11,247	4,421	6,826	154%
Total	79,335	73,861	5,474	7%

Closed Orders:
Commercial	3,568	3,924	(356)	(9)%
Purchase	29,744	31,628	(1,884)	(6)%
Refinance	9,353	9,613	(260)	(3)%
Other	7,794	2,734	5,060	185%
Total	50,459	47,899	2,560	5%

Other opened and closed orders, which are primarily comprised of institutional bulk securitization and reverse mortgage transactions, increased in the first quarter 2024, compared to the prior year quarter, primarily driven by ramp up of acquisitions completed in late 2022.

Gross revenues from independent agency operations in the first quarter 2024 declined $8.2 million, or 3%, compared to the prior year quarter, primarily consistent with lower residential activity in the market. Agency revenues, net of retention, declined $2.5 million, or 6%, in the first quarter 2024 compared to the prior year quarter, primarily due to geographical transaction mix and lower gross agency revenues. Refer further to the "Retention by agencies" discussion under Expenses below.

Real estate solutions revenues. Real estate solutions revenues in the first quarter 2024 increased $20.4 million, or 33%, compared to the prior year quarter, primarily driven by higher revenues from credit information and valuation services.

Investment income. Investment income in the first quarter 2024 increased $6.3 million, or 96%, compared to the prior year quarter, primarily due to higher interest income in the first quarter 2024 resulting from earned interest from eligible escrow balances, which was an initiative that we started during the late second quarter 2023.

Net realized and unrealized gains (losses). Refer to Note 5 to the condensed consolidated financial statements.

Expenses. An analysis of expenses is shown below:

	Three Months Ended March 31
	2024	2023	Change*	% Chg
	($ in millions)
Amounts retained by agencies	200.0	205.7	(5.8)	(3)%
As a % of agency revenues	83.1%	82.6%
Employee costs	172.4	170.6	1.9	1%
As a % of operating revenues	32.3%	32.8%
Other operating expenses	137.0	120.7	16.2	13%
As a % of operating revenues	25.6%	23.2%
Title losses and related claims	17.4	17.7	(0.3)	(2)%
As a % of title revenues	3.9%	3.9%
*May not foot due to rounding.

Retention by agencies. Amounts retained by title agencies are based on agreements between agencies and our title underwriters. Amounts retained by independent agencies, as a percentage of revenues generated by them, averaged 83.1% in the first quarter 2024, compared to 82.6% in the prior year quarter, primarily as a result of lower revenues from relatively lower retention states and newly added agents with higher retention rates in the first quarter 2024. The average retention percentage may vary from period to period due to the geographical mix of agency operations, the volume of title revenues and, in some states, laws or regulations. Due to the variety of such laws or regulations, as well as competitive factors, the average retention rate can differ significantly from state to state. In addition, a high proportion of our independent agencies are in states with retention rates greater than 80%. We continue to focus on increasing profit margins in every state, increasing premium revenue in states where remittance rates are above 20%, and maintaining the quality of our agency network, which we believe to be the industry’s best, in order to mitigate claims risk and drive consistent future performance. While market share is important in our agency operations channel, it is not as important as margins, risk mitigation and profitability.

Employee costs. Consolidated employee costs in the first quarter 2024 increased $1.9 million, or 1%, compared to the first quarter 2023, primarily driven by higher medical benefits expense which was partially offset by lower salaries expenses and incentive compensation. Title segment employee costs increased $2.5 million, or 2%, while employee costs in the real estate solutions segment decreased $0.2 million, or 2%, during the first quarter 2024 compared to the prior year quarter.

Total employee costs, as a percentage of total operating revenues, improved to 32.3% in the first quarter 2024 compared to 32.8% in the prior year quarter, primarily due to higher operating revenues and lower average employee count in the first quarter 2024. As of March 31, 2024, we had approximately 6,600 employees compared to approximately 6,900 and 6,800 employees as of March 31, 2023 and December 31, 2023, respectively.

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

Consolidated other operating expenses in the first quarter 2024 increased $16.2 million, or 13%, compared to the first quarter 2023, primarily due to higher service expenses and outside search fees related to increased revenues from real estate solutions and commercial title operations, respectively, partially offset by lower third-party outsourcing and litigation settlement expenses. Total variable costs in the first quarter 2024 increased $18.5 million, or 30%, primarily due to higher real estate solutions service expenses and commercial services outside search fees. Total costs that are primarily fixed in nature decreased $2.3 million, or 5%, in the first quarter 2024, primarily due to reduced third-party outsourcing and telecommunications expenses, while independent costs were comparable in the first quarters 2024 and 2023.

As a percentage of total operating revenues, consolidated other operating expenses in the first quarter 2024 were 25.6% compared to 23.2% in the first quarter 2023, primarily driven by increased real estate solutions service expenses on higher revenues in first quarter 2024.

Title losses. Provisions for title losses, as a percentage of title operating revenues, were 3.9% for both the first quarters 2024 and 2023, while title loss expense decreased $0.3 million, or 2%, primarily due to lower title premiums in the first quarter 2024 compared to the prior year quarter. The title loss ratio in any given quarter can be significantly influenced by changes in new large claims incurred, escrow losses and adjustments to reserves for existing large claims.

The composition of title policy loss expense is as follows:

	Three Months Ended March 31,
	2024	2023	Change	% Chg
	($ in millions)
Provisions – known claims:
Current year	2.3	2.5	(0.2)	(8)%
Prior policy years	15.0	18.0	(3.0)	(17)%
	17.3	20.5	(3.2)	(16)%
Provisions – IBNR
Current year	14.7	14.7	—	—%
Prior policy years	0.4	0.5	(0.1)	(20)%
	15.1	15.2	(0.1)	(1)%
Transferred from IBNR to known claims	(15.0)	(18.0)	3.0	17%
Total provisions	17.4	17.7	(0.3)	(2)%

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

Total known claims provision decreased $3.2 million or 16% in the first quarter 2024 compared to the first quarter 2023, primarily due to lower reported claims related to prior policy years. Current year IBNR provisions in the first quarter 2024 were comparable to the prior year quarter, while as a percentage of title operating revenues, provisions - IBNR for the current policy year were 3.3% and 3.2%, in the first quarters 2024 and 2023, respectively. First quarter 2024 cash claim payments decreased $10.6 million, or 32%, primarily due to decreased payments on existing large claims, compared to the first quarter 2023. We continue to manage and resolve large claims prudently and in keeping with our commitments to our policyholders.

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

Total title policy loss reserve balances are as follows:

	March 31, 2024	December 31, 2023
	($ in millions)
Known claims	64.7	70.2
IBNR	454.5	458.1
Total estimated title losses	519.2	528.3

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

Depreciation and amortization. Depreciation and amortization expenses increased $0.5 million, or 3%, in the first quarter 2024 compared to the prior year quarter, primarily due to increased depreciation expenses related to additional internal-use systems placed into operation during late 2023 and in 2024. Acquisition intangible amortization expenses for the first quarter 2024 were $8.1 million compared to $8.3 million in the first quarter 2023.

Income taxes. Our effective tax rates, based on income before taxes and after deducting income attributable to noncontrolling interests, was 23% in the first quarter 2024, compared to 38% in the first quarter 2023 which was primarily driven by discrete tax adjustments mainly related to increased utilization of net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources reflect our ability to generate cash flow to meet our obligations to stockholders, customers (payments to satisfy claims on title policies), vendors, employees, lenders and others. As of March 31, 2024, our total cash and investments, including amounts reserved pursuant to statutory requirements aggregated $855.1 million. Of our total cash and investments at March 31, 2024, $452.3 million ($205.6 million, net of statutory reserves) was held in the United States and the rest internationally (principally in Canada).

As a holding company, the parent company is funded principally by cash from its subsidiaries' earnings in the form of dividends, operating and other administrative expense reimbursements and pursuant to intercompany tax sharing agreements. Cash held at the parent company and its unregulated subsidiaries (which totaled $33.7 million at March 31, 2024) is available for funding the parent company's operating expenses, interest payments on debt and dividend payments to common stockholders. The parent company also receives distributions from Stewart Title Guaranty Company (Guaranty), its regulated title insurance underwriter, to meet cash requirements for acquisitions and other strategic investments.

A substantial majority of our consolidated cash and investments as of March 31, 2024 was held by Guaranty and its subsidiaries. The use and investment of these funds, dividends to the parent company, and cash transfers between Guaranty and its subsidiaries and the parent company are subject to certain legal and regulatory restrictions. In general, Guaranty uses its cash and investments in excess of its legally-mandated statutory premium reserve (established in accordance with requirements under Texas law) to fund its insurance operations, including claims payments. Guaranty may also, subject to certain limitations, provide funds to its subsidiaries (whose operations consist principally of field title offices and real estate solutions operations) for their operating and debt service needs.

We maintain investments in accordance with certain statutory requirements for the funding of statutory premium reserves. Statutory reserve funds are required to be fully funded and invested in high-quality securities and short-term investments. Statutory reserve funds are not available for current claim payments, which must be funded from current operating cash flow. Included in investments in debt and equity securities are statutory reserve funds of approximately $519.9 million and $527.4 million at March 31, 2024 and December 31, 2023, respectively. In addition, included within cash and cash equivalents are statutory reserve funds of approximately $10.3 million and $10.0 million at March 31, 2024 and December 31, 2023, respectively. As of March 31, 2024, our known claims reserve totaled $64.7 million and our estimate of claims that may be reported in the future, under generally accepted accounting principles, totaled $454.5 million. In addition to this, we had cash and investments (at amortized cost and excluding equity method investments) of $264.3 million, which are available for underwriter operations, including claims payments, and acquisitions.

The ability of Guaranty to pay dividends to its parent is governed by Texas insurance law. The Texas Department of Insurance (TDI) must be notified of any dividend declared, and any dividend in excess of the greater of the statutory net operating income or 20% of surplus (which was approximately $168.7 million as of December 31, 2023) would be, by regulation, considered extraordinary and subject to pre-approval by the TDI. Also, the Texas Insurance Commissioner may raise an objection to a planned distribution during the notification period. Guaranty’s actual ability or intent to pay dividends to its parent may be constrained by business and regulatory considerations, such as the impact of dividends on surplus and liquidity, which could affect its ratings and competitive position, the amount of insurance it can write and its ability to pay future dividends. During the three months ended March 31, 2024, Guaranty paid $20.0 million of dividends to the parent company, compared to none during the three months ended March 31, 2023.

As the parent company conducts no operations apart from its wholly-owned subsidiaries, the discussion below focuses on consolidated cash flows.

	Three Months Ended March 31,
	2024	2023
	($ in millions)
Net cash used by operating activities	(29.6)	(51.1)
Net cash used by investing activities	(47.4)	(4.8)
Net cash used by financing activities	(16.8)	(17.4)

Operating activities. Our principal sources of cash from operations are premiums on title policies and revenue from title service-related transactions, real estate solutions and other operations. Our independent agencies remit cash to us net of their contractual retention. Our principal cash expenditures for operations are employee costs, operating costs and title claims payments.

Net cash used by operations in the first quarter 2024 was $29.6 million compared to net cash used by operations of $51.1 million in the first quarter 2023, primarily as a result of improved results and lower payments on claims and accounts payable during the first quarter 2024. Although our business is labor intensive, we are focused on a cost-effective, scalable business model which includes utilization of technology, centralized back and middle office functions and business process outsourcing. We are continuing our emphasis on cost management, especially in light of the current economic environment due to elevated mortgage interest rates, specifically focusing on lowering unit costs of production and improving operating margins in our direct title and real estate solutions operations. Our plans to improve margins include additional automation of manual processes, further consolidation of our various systems and production operations, and full integration of acquisitions. We continue to invest in the technology necessary to accomplish these goals.

Investing activities. Net cash used by investing activities is primarily driven by proceeds from matured and sold investments, purchases of investments, capital expenditures and acquisition of businesses. During the first quarter 2024, total proceeds from securities investments sold and matured were $27.5 million compared to $52.1 million during the first quarter 2023, while cash used for purchases of securities investments was $23.7 million in the first quarter 2024 compared to $24.0 million in the prior year quarter. Additionally, cash paid for cost-basis and other investments was $29.9 million during the first quarter 2024 compared to $0.1 million during the first quarter 2023.

We used $10.2 million and $8.9 million of cash for purchases of property and equipment and other long-lived assets during the first quarters 2024 and 2023, respectively, while we used net cash of $21.5 million for acquisitions in the title and real estate solutions segments during the first quarter 2023. We maintain investment in capital expenditures at a level that enables us to implement technologies for increasing our operational and back-office efficiencies and to pursue growth in key markets.

Financing activities and capital resources. Total debt and stockholders’ equity were $445.4 million and $1.36 billion, respectively, as of March 31, 2024. During the first quarters 2024 and 2023, payments on notes payable of $3.4 million and $5.5 million, respectively, and notes payable additions of $3.4 million and $3.5 million, respectively, were related to short-term loan agreements in connection with our Section 1031 tax-deferred property exchange (Section 1031) business.

At March 31, 2024, our line of credit facility was fully available, while our debt-to-equity and debt-to-capitalization ratios, excluding our Section 1031 notes, were approximately 33% and 25%, respectively. During the first quarter 2024, we paid total dividends of $13.1 million ($0.48 per common share), compared to the total dividends paid in the first quarter 2023 of $12.3 million ($0.45 per common share).

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

Other comprehensive (loss) income. Unrealized gains and losses on available-for-sale debt securities investments and changes in foreign currency exchange rates are reported net of deferred taxes in accumulated other comprehensive income (loss), a component of stockholders’ equity, until they are realized. During the first quarter 2024, net unrealized investment losses of $2.1 million, net of taxes, which increased our other comprehensive loss, were primarily related to net decreases in the fair values of our foreign and corporate bond securities investments, primarily influenced by the continued elevated interest rate environment. During the first quarter 2023, net unrealized investment gains of $6.7 million, net of taxes, which increased our other comprehensive income, were primarily related to net increases in the fair values of our corporate and foreign bond securities investments, primarily driven by the lower interest rates during the first quarter 2023.

Changes in foreign currency exchange rates in the first quarter 2024 and 2023 (primarily related to our Canadian and United Kingdom operations) resulted in other comprehensive (loss) income, net of taxes, of ($4.5) million and $0.6 million, respectively, primarily due to the depreciation and appreciation, respectively, of both the Canadian dollar and British pound against the U.S. dollar.

Off-balance sheet arrangements. We do not have any material source of liquidity or financing that involves off-balance sheet arrangements, other than our contractual obligations under operating leases. We also routinely hold funds in segregated escrow accounts pending the closing of real estate transactions and have qualified intermediaries in tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code. The Company holds the proceeds from these transactions until a qualifying exchange can occur. In accordance with industry practice, these segregated accounts are not included on the balance sheet. See Note 15 in our 2023 Form 10-K.

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

The above risks and uncertainties, as well as others, are discussed in more detail in our documents filed with the Securities and Exchange Commission, including in Part I, Item 1A "Risk Factors" in our 2023 Form 10-K, and as may be further updated and supplemented from time to time in our future Quarterly Reports on Form 10-Q, and our Current Reports on Form 8-K filed subsequently. All forward-looking statements included in this report are expressly qualified in their entirety by such cautionary statements. We expressly disclaim any obligation to update, amend or clarify any forward-looking statements contained in this report to reflect events or circumstances that may arise after the date hereof, except as may be required by applicable law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes during the quarter ended March 31, 2024 in our investment strategies, types of financial instruments held or the risks associated with such instruments that would materially alter the market risk disclosures made in our 2023 Form 10-K.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. Our principal executive officer and principal financial officer are responsible for establishing and maintaining disclosure controls and procedures. They evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2024, and have concluded that, as of such date, our disclosure controls and procedures are adequate and effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting during the quarter ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

See discussion of legal proceedings in Note 11 to the condensed consolidated financial statements included in Item 1 of Part I of this Report, which is incorporated by reference into this Part II, Item 1, as well as Item 3. Legal Proceedings, in our 2023 Form 10-K.

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in our 2023 Form 10-K. There have been no material changes to our risk factors since our 2023 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases of our Common Stock during the three months ended March 31, 2024, except for repurchases of approximately 55,300 shares (aggregate purchase price of approximately $3.4 million) related to the statutory income tax withholding on the vesting of restricted unit grants to executives and senior management employees.

Item 5. Other Information

Book value per share. Our book value per share was $49.22 and $50.11 as of March 31, 2024 and December 31, 2023, respectively. As of March 31, 2024, our book value per share was based on approximately $1.36 billion of stockholders’ equity attributable to Stewart and 27,580,535 shares of Common Stock outstanding. As of December 31, 2023, our book value per share was based on approximately $1.37 billion of stockholders’ equity attributable to Stewart and 27,370,227 shares of Common Stock outstanding.

Item 6. Exhibits

Exhibit
3.1	—	Restated Certificate of Incorporation of the Registrant, dated April 28, 2016 (incorporated by reference in this report from Exhibit 3.1 of the Current Report on Form 8-K filed April 29, 2016)
3.2	—	Fifth Amended and Restated By-Laws of the Registrant, as of December 27, 2022 (incorporated by reference in this report from Exhibit 3.1 of the Current Report on Form 8-K filed December 30, 2022)
10.1†*	—	Form of 2024 Stock Unit Award Agreement, effective March 26, 2024, by and between the Registrant and its executive officers
10.2†*	—	Form of 2024 Restricted Stock Unit Agreement, effective March 26, 2024, by and between the Registrant and its executive officers
31.1*	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	—	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	—	XBRL Taxonomy Extension Schema Document
101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	—	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document
104*	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith
† Management contract or compensatory plan

SIGNATURE
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 7, 2024
Date

Stewart Information Services Corporation
Registrant

By:	/s/ David C. Hisey
David C. Hisey, Chief Financial Officer and Treasurer