Form 10-Q
period 2024-06-30
STEWART INFORMATION SERVICES CORP
filed 2024-08-06
CIK 94344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☑
On July 30, 2024, there were 27,679,051 outstanding shares of the issuer's Common Stock.

FORM 10-Q QUARTERLY REPORT
QUARTER ENDED JUNE 30, 2024

As used in this report, “we,” “us,” “our,” "Registrant," the “Company” and “Stewart” mean Stewart Information Services Corporation and our subsidiaries, unless the context indicates otherwise.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	($000 omitted, except per share)
Revenues
Title revenues:
Direct operations	255,480	257,994	466,068	465,864
Agency operations	240,760	208,755	481,532	457,775
Real estate solutions	92,198	71,387	175,214	133,978
Operating revenues	588,438	538,136	1,122,814	1,057,617
Investment income	14,306	12,123	27,207	18,722
Net realized and unrealized (losses) gains	(514)	(1,105)	6,524	(2,883)
	602,230	549,154	1,156,545	1,073,456
Expenses
Amounts retained by agencies	200,126	171,776	400,102	377,514
Employee costs	179,708	182,666	352,125	353,217
Other operating expenses	152,291	129,333	289,244	250,073
Title losses and related claims	21,090	19,802	38,472	37,476
Depreciation and amortization	15,198	15,528	30,582	30,434
Interest	4,812	4,875	9,869	9,724
	573,225	523,980	1,120,394	1,058,438
Income before taxes and noncontrolling interests	29,005	25,174	36,151	15,018
Income tax expense	(7,940)	(5,392)	(8,876)	(454)
Net income	21,065	19,782	27,275	14,564
Less net income attributable to noncontrolling interests	3,722	3,967	6,802	6,939
Net income attributable to Stewart	17,343	15,815	20,473	7,625

Net income	21,065	19,782	27,275	14,564
Other comprehensive (loss) income, net of taxes:
Foreign currency translation adjustments	(1,256)	4,254	(5,726)	4,852
Change in net unrealized gains and losses on investments	114	(5,765)	(2,162)	852
Reclassification adjustments for realized gains and losses on investments	390	221	540	313
Other comprehensive (loss) income, net of taxes:	(752)	(1,290)	(7,348)	6,017
Comprehensive income	20,313	18,492	19,927	20,581
Less net income attributable to noncontrolling interests	3,722	3,967	6,802	6,939
Comprehensive income attributable to Stewart	16,591	14,525	13,125	13,642

Basic average shares outstanding (000)	27,592	27,255	27,549	27,228
Basic earnings per share attributable to Stewart	0.63	0.58	0.74	0.28
Diluted average shares outstanding (000)	28,013	27,444	28,011	27,402
Diluted earnings per share attributable to Stewart	0.62	0.58	0.73	0.28
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2024 (Unaudited)	December 31, 2023
	($000 omitted)
Assets
Cash and cash equivalents	133,405	233,365
Short-term investments	43,341	39,023
Investments, at fair value:
Debt securities (amortized cost of $607,696 and $631,294)	584,585	610,236
Equity securities	76,348	69,700
	660,933	679,936
Receivables:
Premiums from agencies	39,974	38,676
Trade and other	91,485	75,706
Income taxes	4,882	3,535
Notes	21,226	14,570
Allowance for uncollectible amounts	(8,186)	(7,583)
	149,381	124,904
Property and equipment:
Land	2,545	2,545
Buildings	19,274	19,219
Furniture and equipment	251,883	234,370
Accumulated depreciation	(186,973)	(173,799)
	86,729	82,335
Operating lease assets	108,653	115,879
Title plants, at cost	73,378	73,359
Goodwill	1,080,546	1,072,129
Intangible assets, net of amortization	177,112	193,196
Deferred tax assets	3,673	3,776
Other assets	128,335	84,959
	2,645,486	2,702,861
Liabilities
Notes payable	445,568	445,290
Accounts payable and accrued liabilities	165,382	190,054
Operating lease liabilities	127,307	135,654
Estimated title losses	512,446	528,269
Deferred tax liabilities	23,509	25,045
	1,274,212	1,324,312
Contingent liabilities and commitments
Stockholders’ equity
Common Stock ($1 par value) and additional paid-in capital	345,082	338,451
Retained earnings	1,064,870	1,070,841
Accumulated other comprehensive loss:
Foreign currency translation adjustments	(24,305)	(18,579)
Net unrealized losses on debt securities investments	(18,258)	(16,636)
Treasury stock – 352,161 common shares, at cost	(2,666)	(2,666)
Stockholders’ equity attributable to Stewart	1,364,723	1,371,411
Noncontrolling interests	6,551	7,138
Total stockholders’ equity (27,605,057 and 27,370,227 shares outstanding)	1,371,274	1,378,549
	2,645,486	2,702,861
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2024	2023
	($000 omitted)
Reconciliation of net income to cash used by operating activities:
Net income	27,275	14,564
Add (deduct):
Depreciation and amortization	30,582	30,434
Adjustments for bad debt provisions	1,155	1,443
Net realized and unrealized (gains) losses	(6,524)	2,883
Amortization of net (discount) premium on debt securities investments	(168)	387
Payments for title losses in excess of provisions	(11,550)	(27,468)
Adjustments for insurance recoveries of title losses	208	—
Increase in receivables – net	(19,184)	(6,692)
Increase in other assets – net	(11,275)	(5,859)
Decrease in accounts payable and other liabilities – net	(25,971)	(34,042)
Change in net deferred income taxes	360	585
Net income from equity method investments	(507)	(378)
Dividends received from equity method investments	613	876
Stock-based compensation expense	6,337	7,043
Other – net	184	269
Cash used by operating activities	(8,465)	(15,955)
Investing activities:
Proceeds from sales of investments in securities	20,971	39,488
Proceeds from matured investments in debt securities	51,775	55,250
Purchases of investments in securities	(58,368)	(55,461)
Net purchases of short-term investments	(4,781)	(2,838)
Purchases of property and equipment and other long-lived assets	(19,424)	(15,495)
Proceeds from sale of property and equipment and other assets	81	106
Cash paid for acquisition of businesses	(8,247)	(22,400)
Increase in notes receivable	(7,320)	(6,360)
Purchases of cost-basis and other investments	(29,879)	(29)
Other – net	(1,079)	429
Cash used by investing activities	(56,271)	(7,310)
Financing activities:
Proceeds from notes payable	3,387	3,538
Payments on notes payable	(3,378)	(5,776)
Distributions to noncontrolling interests	(7,443)	(7,549)
Contributions from noncontrolling interests	54	—
Repurchases of Common Stock	(3,517)	(1,353)
Proceeds from stock option and employee stock purchase plan exercises	3,811	1,991
Cash dividends paid	(26,180)	(24,531)
Payment of contingent consideration related to acquisitions	(302)	(2,000)
Cash used by financing activities	(33,568)	(35,680)
Effects of changes in foreign currency exchange rates	(1,656)	617
Change in cash and cash equivalents	(99,960)	(58,328)
Cash and cash equivalents at beginning of period	233,365	248,367
Cash and cash equivalents at end of period	133,405	190,039
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	Common Stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Noncontrolling interests	Total
	($000 omitted)
Six Months Ended June 30, 2024
Balance at December 31, 2023	27,723	310,728	1,070,841	(35,215)	(2,666)	7,138	1,378,549
Net income attributable to Stewart	—	—	20,473	—	—	—	20,473
Dividends on Common Stock ($0.95 per share)	—	—	(26,444)	—	—	—	(26,444)
Stock-based compensation	186	6,151	—	—	—	—	6,337
Stock repurchases	(57)	(3,460)	—	—	—	—	(3,517)
Stock option and employee stock purchase plan exercises	99	3,712	—	—	—	—	3,811
Change in net unrealized gains and losses on investments, net of taxes	—	—	—	(2,162)	—	—	(2,162)
Reclassification adjustment for realized gains and losses on investments, net of taxes	—	—	—	540	—	—	540
Foreign currency translation adjustments, net of taxes	—	—	—	(5,726)	—	—	(5,726)
Net income attributable to noncontrolling interests	—	—	—	—	—	6,802	6,802
Distributions to noncontrolling interests	—	—	—	—	—	(7,443)	(7,443)
Net effect of other changes in ownership	—	—	—	—	—	54	54
Balance at June 30, 2024	27,951	317,131	1,064,870	(42,563)	(2,666)	6,551	1,371,274

Six Months Ended June 30, 2023
Balance at December 31, 2022	27,483	296,861	1,091,816	(51,343)	(2,666)	8,114	1,370,265
Net income attributable to Stewart	—	—	7,625	—	—	—	7,625
Dividends on Common Stock ($0.90 per share)	—	—	(24,983)	—	—	—	(24,983)
Stock-based compensation	117	6,926	—	—	—	—	7,043
Stock repurchases	(32)	(1,321)	—	—	—	—	(1,353)
Stock option and employee stock purchase plan exercises	52	1,939	—	—	—	—	1,991
Change in net unrealized gains and losses on investments, net of taxes	—	—	—	852	—	—	852
Reclassification adjustment for realized gains and losses on investments, net of taxes, net of taxes	—	—	—	313	—	—	313
Foreign currency translation adjustments, net of taxes	—	—	—	4,852	—	—	4,852
Net income attributable to noncontrolling interests	—	—	—	—	—	6,939	6,939
Distributions to noncontrolling interests	—	—	—	—	—	(7,549)	(7,549)
Balance at June 30, 2023	27,620	304,405	1,074,458	(45,326)	(2,666)	7,504	1,365,995
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	Common Stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Noncontrolling interests	Total
	($000 omitted)
Three Months Ended June 30, 2024
Balance at March 31, 2024	27,933	313,381	1,060,808	(41,811)	(2,666)	6,498	1,364,143
Net income attributable to Stewart	—	—	17,343	—	—	—	17,343
Dividends on Common Stock ($0.48 per share)	—	—	(13,281)	—	—	—	(13,281)
Stock-based compensation	14	3,653	—	—	—	—	3,667
Stock repurchases	(2)	(125)	—	—	—	—	(127)
Stock option and employee stock purchase plan exercises	6	222	—	—	—		228
Change in net unrealized gains and losses on investments, net of taxes	—	—	—	114	—	—	114
Reclassification adjustment for realized gains and losses on investments, net of taxes	—	—	—	390	—	—	390
Foreign currency translation adjustments, net of taxes	—	—	—	(1,256)	—	—	(1,256)
Net income attributable to noncontrolling interests	—	—	—	—	—	3,722	3,722
Distributions to noncontrolling interests	—	—	—	—	—	(3,723)	(3,723)
Net effect of other changes in ownership	—	—	—	—	—	54	54
Balance at June 30, 2024	27,951	317,131	1,064,870	(42,563)	(2,666)	6,551	1,371,274

Three Months Ended June 30, 2023
Balance at March 31, 2023	27,598	300,225	1,071,320	(44,036)	(2,666)	7,311	1,359,752
Net income attributable to Stewart	—	—	15,815	—	—	—	15,815
Dividends on Common Stock ($0.45 per share)	—	—	(12,677)	—	—	—	(12,677)
Stock-based compensation	24	4,260	—	—	—	—	4,284
Stock repurchases	(2)	(80)	—	—	—	—	(82)
Change in net unrealized gains and losses on investments, net of taxes	—	—	—	(5,765)	—	—	(5,765)
Reclassification adjustment for realized gains and losses on investments, net of taxes, net of taxes	—	—	—	221	—	—	221
Foreign currency translation adjustments, net of taxes	—	—	—	4,254	—	—	4,254
Net income attributable to noncontrolling interests	—	—	—	—	—	3,967	3,967
Distributions to noncontrolling interests	—	—	—	—	—	(3,774)	(3,774)
Balance at June 30, 2023	27,620	304,405	1,074,458	(45,326)	(2,666)	7,504	1,365,995
See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1

Interim financial statements. The financial information contained in this report for the three and six months ended June 30, 2024 and 2023, and as of June 30, 2024, is unaudited. This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission on February 29, 2024 (2023 Form 10-K).

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

C. Restrictions on cash and investments. The Company maintains investments in accordance with certain statutory requirements for the funding of statutory premium reserves. Statutory reserve funds are required to be fully funded and invested in high-quality securities and short-term investments. Statutory reserve funds are not available for current claim payments, which must be funded from current operating cash flow. Included in investments in debt and equity securities are statutory reserve funds of approximately $518.6 million and $527.4 million at June 30, 2024 and December 31, 2023, respectively. In addition, included within cash and cash equivalents are statutory reserve funds of approximately $9.6 million and $10.0 million at June 30, 2024 and December 31, 2023, respectively. Although these cash statutory reserve funds are not restricted or segregated in depository accounts, they are required to be held pursuant to state statutes. If the Company fails to maintain minimum investments or cash and cash equivalents sufficient to meet statutory requirements, the Company may be subject to fines or other penalties, including potential revocation of its business license. These funds are not available for any other purpose. In the event that insurance regulators adjust the determination of the statutory premium reserves of the Company’s title insurers, these restricted funds as well as statutory surplus would correspondingly increase or decrease.

NOTE 2

Revenues. The Company's operating revenues, summarized by type, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	($000 omitted)
Title insurance premiums:
Direct	173,813	170,677	315,512	301,494
Agency	240,760	208,755	481,532	457,775
Escrow fees	42,195	42,323	75,738	75,250
Real estate solutions and abstract fees	109,473	89,811	206,847	166,971
Other revenues	22,197	26,570	43,185	56,127
	588,438	538,136	1,122,814	1,057,617

NOTE 3

Investments in debt and equity securities. As of June 30, 2024 and December 31, 2023, the net unrealized investment gains relating to investments in equity securities held were $17.8 million and $11.2 million, respectively (refer to Note 5).

The amortized costs and fair values of investments in debt securities are as follows:

	June 30, 2024		December 31, 2023
	Amortized costs	Fair values	Amortized costs	Fair values
	($000 omitted)
Municipal	18,117	17,860	22,201	22,031
Corporate	227,427	215,470	242,656	231,474
Foreign	326,999	316,952	332,723	323,391
U.S. Treasury Bonds	35,153	34,303	33,714	33,340
	607,696	584,585	631,294	610,236

Foreign debt securities consist of Canadian government, provincial and corporate bonds, United Kingdom treasury and corporate bonds, and Mexican government bonds.

Gross unrealized gains and losses on investments in debt securities are as follows:

	June 30, 2024		December 31, 2023
	Gains	Losses	Gains	Losses
	($000 omitted)
Municipal	2	259	—	170
Corporate	417	12,374	764	11,946
Foreign	740	10,787	1,765	11,097
U.S. Treasury Bonds	3	853	106	480
	1,162	24,273	2,635	23,693

Debt securities as of June 30, 2024 mature, according to their contractual terms, as follows (actual maturities may differ due to call or prepayment rights):

	Amortized costs	Fair values
	($000 omitted)
In one year or less	72,579	75,528
After one year through five years	325,691	311,733
After five years through ten years	197,013	186,303
After ten years	12,413	11,021
	607,696	584,585

Gross unrealized losses on investments in debt securities and the fair values of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2024, were:

	Less than 12 months		More than 12 months		Total
	Losses	Fair values	Losses	Fair values	Losses	Fair values
	($000 omitted)
Municipal	31	1,422	228	14,186	259	15,608
Corporate	136	10,580	12,238	188,316	12,374	198,896
Foreign	1,032	67,940	9,755	186,773	10,787	254,713
U.S. Treasury Bonds	139	10,540	714	23,113	853	33,653
	1,338	90,482	22,935	412,388	24,273	502,870

The number of specific debt investment holdings held in an unrealized loss position as of June 30, 2024 was 334. Of these securities, 278 were in unrealized loss positions for more than 12 months. Total gross unrealized investment losses at June 30, 2024 slightly increased compared to December 31, 2023, primarily due to the continuing high interest rate environment which started in late 2022. Since the Company does not intend to sell and will more likely than not maintain each investment security until its maturity or anticipated recovery in value, and no significant credit risk is deemed to exist, these investments are not considered as credit-impaired. The Company believes its investment portfolio is diversified and expects no material loss to result from the failure to perform by issuers of the debt securities it holds. Investments made by the Company are not collateralized.

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

As of June 30, 2024, financial instruments measured at fair value on a recurring basis are summarized below:

	Level 1	Level 2	Fair value measurements
	($000 omitted)
Investments in securities:
Debt securities:
Municipal	—	17,860	17,860
Corporate	—	215,470	215,470
Foreign	—	316,952	316,952
U.S. Treasury Bonds	—	34,303	34,303
Equity securities	76,348	—	76,348
	76,348	584,585	660,933

As of December 31, 2023, financial instruments measured at fair value on a recurring basis are summarized below:

	Level 1	Level 2	Fair value measurements
	($000 omitted)
Investments in securities:
Debt securities:
Municipal	—	22,031	22,031
Corporate	—	231,474	231,474
Foreign	—	323,391	323,391
U.S. Treasury Bonds	—	33,340	33,340
Equity securities	69,700	—	69,700
	69,700	610,236	679,936

As of June 30, 2024 and December 31, 2023, Level 1 financial instruments consist of equity securities. Level 2 financial instruments consist of municipal, governmental, and corporate bonds, both U.S. and foreign. In accordance with the Company’s policies and guidelines which incorporate relevant statutory requirements, the Company’s third-party registered investment manager invests only in securities rated as investment grade or higher by the major rating services, where observable valuation inputs are significant. The fair value of the Company's investments in debt and equity securities is primarily determined using a third-party pricing service provider. The third-party pricing service provider calculates the fair values using both market approach and model valuation methods, as well as pricing information obtained from brokers, dealers and custodians. Management ensures the reasonableness of the third-party service valuations by comparing them with pricing information from the Company's investment manager.

NOTE 5

Net realized and unrealized (losses) gains. Realized and unrealized gains and losses are detailed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	($000 omitted)
Realized gains	116	278	218	339
Realized losses	(89)	(3,430)	(380)	(4,177)
Net unrealized investment (losses) gains recognized on equity securities still held	(541)	2,047	6,686	955
	(514)	(1,105)	6,524	(2,883)

Realized losses during the second quarter and first six months of 2023 included a $3.2 million contingent receivable loss adjustment related to a previous disposition of a business.

Investment gains and losses recognized related to investments in equity securities are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	($000 omitted)
Net investment (losses) gains recognized on equity securities during the period	(541)	1,988	6,693	232
Less: Net realized (losses) gains on equity securities sold during the period	—	(59)	7	(723)
Net unrealized investment (losses) gains recognized on equity securities still held	(541)	2,047	6,686	955

Proceeds from sales of investments in securities are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	($000 omitted)
Proceeds from sales of debt securities	1	7,433	20,768	14,879
Proceeds from sales of equity securities	96	5,283	203	24,609
Total proceeds from sales of investments in securities	97	12,716	20,971	39,488

NOTE 6

Goodwill. The summary of changes in goodwill is as follows:

	Title	Real Estate Solutions	Consolidated Total
	($000 omitted)
Balances at December 31, 2023	707,935	364,194	1,072,129
Acquisitions	8,230	—	8,230
Purchase accounting adjustments	187	—	187
Balances at June 30, 2024	716,352	364,194	1,080,546

During the first six months of 2024, goodwill recorded in the title segment was related to an acquisition of a title office.

NOTE 7

Estimated title losses. A summary of estimated title losses for the six months ended June 30 is as follows:

	2024	2023
	($000 omitted)
Balances at January 1	528,269	549,448
Provisions:
Current year	37,793	36,773
Previous policy years	679	703
Total provisions	38,472	37,476
Payments, net of recoveries:
Current year	(9,276)	(6,990)
Previous policy years	(40,746)	(57,954)
Total payments, net of recoveries	(50,022)	(64,944)
Effects of changes in foreign currency exchange rates	(4,273)	2,161
Balances at June 30	512,446	524,141
Loss ratios as a percentage of title operating revenues:
Current year provisions	4.0%	4.0%
Total provisions	4.1%	4.1%

NOTE 8

Share-based payments. As part of its incentive compensation program for executives and senior management employees, the Company provides share-based awards, which usually include a combination of time-based restricted stock units, performance-based restricted stock units and stock options. Each restricted stock unit represents a contractual right to receive a share of the Company's Common Stock. The time-based units generally vest on each of the first three anniversaries of the grant date, while the performance-based units vest upon achievement of certain financial objectives and an employee service requirement over a period of approximately three years. The Company has not granted stock options since 2021 and all outstanding stock option awards are fully vested at June 30, 2024. The compensation expense associated with the share-based awards is calculated based on the fair value of the related award and recognized over the corresponding vesting period.

During the first six months of 2024 and 2023, the Company granted time-based and performance-based restricted stock units with aggregate grant-date fair values of $13.8 million (225,000 units with an average grant price per unit of $61.44) and $12.0 million (293,000 units with an average grant price per unit of $41.01).

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

The calculation of the basic and diluted EPS is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	($000 omitted, except per share)
Numerator:
Net income attributable to Stewart	17,343	15,815	20,473	7,625

Denominator (000):
Basic average shares outstanding	27,592	27,255	27,549	27,228
Average number of dilutive shares relating to options	211	43	206	52
Average number of dilutive shares relating to restricted units	210	146	256	122
Diluted average shares outstanding	28,013	27,444	28,011	27,402

Basic earnings per share attributable to Stewart	0.63	0.58	0.74	0.28
Diluted earnings per share attributable to Stewart	0.62	0.58	0.73	0.28

NOTE 10

Contingent liabilities and commitments. In the ordinary course of business, the Company guarantees the third-party indebtedness of certain of its consolidated subsidiaries. As of June 30, 2024, the maximum potential future payments on the guarantees are not more than the related notes payable recorded in the condensed consolidated balance sheets. The Company also guarantees the indebtedness related to lease obligations of certain of its consolidated subsidiaries. The maximum future obligations arising from these lease-related guarantees are not more than the Company’s future lease obligations, as presented on the condensed consolidated balance sheets, plus lease operating expenses. As of June 30, 2024, the Company also had unused letters of credit aggregating $4.9 million related to workers’ compensation and other insurance. The Company does not expect to make any payments on these guarantees.

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

Selected statement of income information related to these segments is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	($000 omitted)
Title segment:
Revenues	510,035	480,825	981,387	942,468
Depreciation and amortization	8,536	8,883	17,266	16,986
Income before taxes and noncontrolling interest	33,371	35,459	43,554	34,794

Real estate solutions segment:
Revenues	92,222	71,411	175,263	134,035
Depreciation and amortization	6,264	6,280	12,538	12,581
Income before taxes	5,116	3,282	11,847	4,648

Corporate and other segment:
Revenues (net realized losses)	(27)	(3,082)	(105)	(3,047)
Depreciation and amortization	398	365	778	867
Loss before taxes	(9,482)	(13,567)	(19,250)	(24,424)

Consolidated Stewart:
Revenues	602,230	549,154	1,156,545	1,073,456
Depreciation and amortization	15,198	15,528	30,582	30,434
Income before taxes and noncontrolling interest	29,005	25,174	36,151	15,018

The Company does not provide asset information by reportable operating segment as it does not routinely evaluate the asset position by segment.

Total revenues generated in the United States and all international operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	($000 omitted)
United States	563,839	514,699	1,088,861	1,012,228
International	38,391	34,455	67,684	61,228
	602,230	549,154	1,156,545	1,073,456

NOTE 13
Other comprehensive (loss) income. Changes in the balances of each component of other comprehensive (loss) income and the related tax effects are as follows:

	Three Months Ended June 30, 2024			Three Months Ended June 30, 2023
	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount
	($000 omitted)
Net unrealized gains and losses on investments:
Change in net unrealized gains and losses on investments	145	31	114	(7,298)	(1,533)	(5,765)
Reclassification adjustments for realized gains and losses on investments	493	103	390	280	59	221
	638	134	504	(7,018)	(1,474)	(5,544)
Foreign currency translation adjustments	(1,685)	(429)	(1,256)	5,102	848	4,254
Other comprehensive loss	(1,047)	(295)	(752)	(1,916)	(626)	(1,290)

	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023
	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount
	($000 omitted)
Net unrealized gains and losses on investments:
Change in net unrealized gains and losses on investments	(2,736)	(574)	(2,162)	1,078	226	852
Reclassification adjustment for realized gains and losses on investments	683	143	540	396	83	313
	(2,053)	(431)	(1,622)	1,474	309	1,165
Foreign currency translation adjustments	(7,088)	(1,362)	(5,726)	5,812	960	4,852
Other comprehensive (loss) income	(9,141)	(1,793)	(7,348)	7,286	1,269	6,017

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S OVERVIEW

Second quarter 2024 overview. We reported net income attributable to Stewart of $17.3 million ($0.62 per diluted share) for the second quarter 2024, compared to net income of $15.8 million ($0.58 per diluted share) for the second quarter 2023. Pretax income before noncontrolling interests for the second quarter 2024 was $29.0 million compared to pretax income before noncontrolling interests of $25.2 million for the prior year quarter. The second quarter 2024 results included $0.5 million of pretax net realized and unrealized losses primarily driven by fair value changes of equity securities investments in the title segment, while second quarter 2023 results included $1.1 million of pretax net realized and unrealized losses primarily due to a realized loss related to a previous disposition of a business recorded in the corporate and other segment, partially offset by net unrealized gains on fair value changes of equity securities investments in the title segment.

Summary results of the title segment are as follows ($ in millions, except pretax margin):

	For the Three Months Ended June 30
	2024	2023	% Change

Operating revenues	496.2	466.7	6%
Investment income	14.3	12.1	18%
Net realized and unrealized (losses) gains	(0.5)	2.0	(125)%
Pretax income	33.4	35.5	(6)%
Pretax margin	6.5%	7.4%

Title segment operating revenues improved $29.5 million, or 6%, in the second quarter 2024 primarily driven by increased revenues from our domestic commercial, international and agency title operations, partially offset by lower domestic noncommercial revenues, while total segment operating expenses increased $31.3 million, or 7%, compared to the second quarter 2023. Agency retention expenses in the second quarter 2024 increased $28.4 million, or 17%, primarily driven by $32.0 million, or 15%, improvement in gross agency revenues compared to the second quarter 2023, while the average independent agency remittance rate in the second quarter 2024 decreased to approximately 16.9%, compared to 17.7% during the prior year quarter, primarily due to increased agency revenues in states with relatively higher agent retention rates.

Total title segment employee costs and other operating expenses slightly increased by $2.0 million, or less than 1%, in the second quarter 2024 compared to the prior year quarter, primarily due to increased outside search expenses related to higher commercial revenues. As a percentage of operating revenues, these expenses were 49.7% in the second quarter 2024 compared to 52.4% in the second quarter 2023. Title loss expense in the second quarter 2024 increased $1.3 million, or 7%, primarily driven by higher title revenues compared to the prior year quarter. As a percentage of title revenues, title loss expense was 4.2% for both the second quarters 2024 and 2023.

Investment income improved by $2.2 million in the second quarter 2024 compared to the prior year quarter, primarily resulting from higher interest income on eligible escrow balances in the second quarter 2024. Included in the title segment’s pretax income for the second quarters 2024 and 2023 were acquisition intangible asset amortization expenses of $2.8 million and $3.3 million, respectively.

Summary results of the real estate solutions segment are as follows ($ in millions, except pretax margin):

	For the Three Months Ended June 30
	2024	2023	% Change

Operating revenues	92.2	71.4	29%
Pretax income	5.1	3.3	56%
Pretax margin	5.5%	4.6%

The segment's operating revenues increased $20.8 million, or 29%, in the second quarter 2024 compared to the prior year quarter, primarily due to increased revenues from credit information and valuation services. On a combined basis, employee costs and other operating expenses in the second quarter 2024 increased $19.0 million, or 31%, primarily due to the higher operating revenues. Included in the segment's results for the second quarters 2024 and 2023 were acquisition intangible asset amortization expenses of $5.5 million and $5.8 million, respectively.

In regard to the corporate and other segment, pretax results were driven by net expenses attributable to corporate operations which decreased to $9.5 million in the second quarter 2024, compared to $10.5 million in the second quarter 2023, primarily driven by management’s cost discipline. The segment’s results for the second quarter 2023 included net realized losses of $3.1 million, primarily driven by a loss adjustment resulting from a previous disposition of a business.

CRITICAL ACCOUNTING ESTIMATES

The preparation of the Company’s condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures surrounding contingencies and commitments.

Actual results can differ from our accounting estimates. While we do not anticipate significant changes in our estimates, there is a risk that such changes could have a material impact on our consolidated financial condition or results of operations for future periods. During the six months ended June 30, 2024, we made no material changes to our critical accounting estimates as previously disclosed in Management’s Discussion and Analysis in the 2023 Form 10-K.

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
•government or regulatory initiatives;
•acquisitions or divestitures of businesses;
•volume of distressed property transactions; and
•seasonality and/or weather.

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

RESULTS OF OPERATIONS

Comparisons of our results of operations for the three and six months ended June 30, 2024 with the corresponding periods in the prior year are set forth below. Factors contributing to fluctuations in the results of operations are presented in the order of their monetary significance, and we have quantified, when necessary, significant changes. Segment results are included in the discussions and, when relevant, are discussed separately.

Our statements on home sales, interest rates and loan activity are based on published U.S. industry data from sources including Fannie Mae, the Mortgage Bankers Association (MBA), the National Association of Realtors® (NAR) and the U.S. Census Bureau as of June 30, 2024. We also use information from our direct operations.

Operating environment. Existing home sales in June 2024 were 3.9 million units (seasonally-adjusted basis), which were 5% lower from both a year ago and May 2024, primarily due to the continuing elevated interest rate environment accompanied by rising home prices. According to NAR, the June 2024 median home price of $427,000 was the highest ever recorded, further affecting housing affordability and increasing unsold home inventory, which at the end of June 2024 was 23% higher than a year ago and 3% higher than May 2024. On new residential construction, U.S. housing starts (seasonally-adjusted) in June 2024 were 3% better than May 2024, but 4% lower than a year ago, while June 2024 newly-issued building permits were 3% higher than May 2024, but 3% lower compared to June 2023.

Regarding lending activity, total U.S. single family mortgage originations during the second quarter 2024 totaled $441 billion, which was comparable to $442 billion in the second quarter 2023, as the purchase lending decline of 3% was offset by a 12% improvement in refinancing originations, according to Fannie Mae and MBA (averaged). During the second quarter 2024, the average 30-year fixed interest rate averaged 7.0% compared to 6.5% in the second quarter 2023 and 6.7% in the first quarter 2024. For the full year 2024, Fannie Mae and MBA expect the interest rate to average 6.8%, similar to the 2023 average, while total originations for the year 2024 are expected to be 13% higher compared to 2023, with total lending volumes in the third and fourth quarters of 2024 anticipated to improve 17% and 29%, respectively, compared to the same periods in 2023.

Title revenues. Direct title revenue information is presented below:

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	Change	% Chg	2024	2023	Change	% Chg
	($ in millions)				($ in millions)
Non-commercial
Domestic	169.4	184.5	(15.1)	(8)%	304.6	334.9	(30.3)	(9)%
International	28.1	25.9	2.2	8%	47.3	45.0	2.3	5%
	197.5	210.4	(12.9)	(6)%	351.9	379.9	(28.0)	(7)%
Commercial:
Domestic	51.0	41.5	9.5	23%	100.8	74.2	26.6	36%
International	7.0	6.1	0.9	15%	13.4	11.8	1.6	14%
	58.0	47.6	10.4	22%	114.2	86.0	28.2	33%
Total direct title revenues	255.5	258.0	(2.5)	(1)%	466.1	465.9	0.2	—%

Domestic non-commercial revenues decreased in the second quarter and first six months of 2024, compared to the same periods in 2023, primarily driven by lower residential transactions with total purchase and refinancing closed orders decreasing 9% and 8% in the second quarter and first six months of 2024, respectively. Additionally, average residential fee per file in both the second quarter and first six months of 2024 decreased to $3,000 (or 7% and 11%, respectively) compared to the same periods in 2023, primarily due to a lower purchase transaction mix in 2024.

Domestic commercial revenues increased in the second quarter and first six months of 2024, compared to the same periods in 2023, primarily as a result of increased average transaction size (primarily in the energy and industrial sectors). Average domestic commercial fee per file improved to $13,500 (or 17%) and $13,700 (or 39%) in the second quarter and first six months of 2024, respectively, while domestic commercial orders closed increased 6% in the second quarter 2024 and slightly decreased 2% in the first six months of 2024, compared to the same periods in 2023.

Orders information for the three and six months ended June 30 is as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	Change	% Chg	2024	2023	Change	% Chg
Opened Orders:
Commercial	3,526	3,294	232	7%	7,219	7,136	83	1%
Purchase	55,057	57,443	(2,386)	(4)%	103,081	106,912	(3,831)	(4)%
Refinance	16,731	16,860	(129)	(1)%	33,102	32,989	113	—%
Other	11,407	7,588	3,819	50%	22,654	12,009	10,645	89%
Total	86,721	85,185	1,536	2%	166,056	159,046	7,010	4%

Closed Orders:
Commercial	3,787	3,585	202	6%	7,355	7,509	(154)	(2)%
Purchase	37,832	42,226	(4,394)	(10)%	67,576	73,854	(6,278)	(9)%
Refinance	9,978	10,583	(605)	(6)%	19,331	20,196	(865)	(4)%
Other	7,902	3,855	4,047	105%	15,696	6,589	9,107	138%
Total	59,499	60,249	(750)	(1)%	109,958	108,148	1,810	2%

Other opened and closed orders, which typically have a lower average fee per file compared to residential purchase transactions, increased in the second quarter and first six months of 2024 compared to the same periods in 2023, primarily due to higher institutional bulk securitization and reverse mortgage transactions resulting from the ramp up of acquisitions completed in late 2022.

Gross revenues from independent agency operations improved $32.0 million, or 15%, in the second quarter 2024 and $23.8 million, or 5%, in the first six months of 2024, compared to the same periods in 2023, primarily due to increased agent activity in 2024. Agency revenues, net of retention, increased $3.7 million, or 10%, in the second quarter 2024 and $1.2 million, or 2%, in the first six months of 2024, compared to the same periods in 2023, primarily due to higher gross agency revenues, partially offset by higher average agent retention rates influenced by the geographical transaction mix of additional gross revenues. Refer further to the "Retention by agencies" discussion under Expenses below.

Real estate solutions revenues. Real estate solutions revenues improved $20.8 million, or 29%, in the second quarter 2024 and $41.2 million, or 31%, in the first six months of 2024, primarily driven by higher revenues from credit-related information and valuation services businesses compared to the same periods in 2023.

Investment income. Investment income in the second quarter and first six months of 2024 increased $2.2 million, or 18%, and $8.5 million, or 45%, respectively, compared to the same periods in 2023, primary due to higher interest income in 2024 resulting from earned interest from eligible escrow balances, which was an initiative that we started during the late second quarter 2023.

Net realized and unrealized (losses) gains. Refer to Note 5 to the condensed consolidated financial statements.

Expenses. An analysis of expenses is shown below:

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	Change*	% Chg	2024	2023	Change*	% Chg
	($ in millions)				($ in millions)
Amounts retained by agencies	200.1	171.8	28.4	17%	400.1	377.5	22.6	6%
As a % of agency revenues	83.1%	82.3%			83.1%	82.5%
Employee costs	179.7	182.7	(3.0)	(2)%	352.1	353.2	(1.1)	—%
As a % of operating revenues	30.5%	33.9%			31.4%	33.4%
Other operating expenses	152.3	129.3	23.0	18%	289.2	250.1	39.2	16%
As a % of operating revenues	25.9%	24.0%			25.8%	23.6%
Title losses and related claims	21.1	19.8	1.3	7%	38.5	37.5	1.0	3%
As a % of title revenues	4.2%	4.2%			4.1%	4.1%
*May not foot due to rounding.

Retention by agencies. Amounts retained by title agencies are based on agreements between agencies and our title underwriters. Amounts retained by independent agencies, as a percentage of revenues generated by them, averaged 83.1% in both the second quarter and first six months of 2024 compared to 82.3% and 82.5% in the second quarter and first six months of 2023, respectively, primarily as a result of increased revenues from states with relatively higher retention rates in 2024. The average retention percentage may vary from period to period due to the geographical mix of agency operations, the volume of title revenues and, in some states, laws or regulations. Due to the variety of such laws or regulations, as well as competitive factors, the average retention rate can differ significantly from state to state. In addition, a high proportion of our independent agencies are in states with retention rates greater than 80%. We continue to focus on increasing profit margins in every state, increasing premium revenue in states where remittance rates are higher, and maintaining the quality of our agency network, which we believe to be the industry’s best, in order to mitigate claims risk and drive consistent future performance. While market share is important in our agency operations channel, it is not as important as margins, risk mitigation and profitability.

Employee costs. Consolidated employee costs decreased $3.0 million and $1.1 million in the second quarter and first six months of 2024, respectively, compared to the same periods in 2023, primarily due to lower incentive compensation and severance expenses, partially offset by slightly higher salaries expense resulting from annual merit increases, and for the first six months of 2024, higher medical benefits expense due to increased claims activity. Title segment employee costs decreased $2.7 million, or 2%, in the second quarter 2024 compared to the second quarter 2023, while employee costs in the first six months of 2024 were comparable to the same period in 2023. Employee costs in the real estate solutions segment increased $1.0 million, or 8%, in the second quarter 2024 and $0.8 million, or 3%, in the first six months of 2024, compared to the same periods in 2023, primarily driven by business growth in the segment.

Total employee costs, as a percentage of total operating revenues, improved to 30.5% and 31.4% in the second quarter and first six months of 2024, respectively, compared to 33.9% and 33.4% in the second quarter and first six months of 2023, respectively, primarily due to higher operating revenues and lower average employee count in 2024. As of June 30, 2024, we had approximately 6,700 employees compared to approximately 6,900 and 6,800 employees as of June 30, 2023 and December 31, 2023, respectively.

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

Consolidated other operating expenses increased $23.0 million, or 18%, in the second quarter 2024 and $39.2 million, or 16%, in the first six months of 2024, primarily due to higher information and service expenses and outside search fees consistent with increased revenues in our real estate solutions and commercial title operations, respectively, compared to the same periods in 2023. Total variable costs in the second quarter and first six months of 2024 increased $20.5 million, or 28%, and $39.0 million, or 29%, primarily driven by our real estate solutions and commercial services operations. Total costs that are primarily fixed in nature increased $1.2 million, or 3%, in the second quarter 2024, but decreased $1.1 million, or 1%, in the first six months of 2024, while independent costs increased $1.2 million, or 10%, and $1.3 million, or 5%, in the second quarter and first six months of 2024, respectively, primarily due to office closure costs recorded in the second quarter 2024.

As a percentage of total operating revenues, consolidated other operating expenses in the second quarter and first six months of 2024 were 25.9% and 25.8%, respectively, compared to 24.0% and 23.6% in the second quarter and first six months of 2023, respectively, primarily driven by increased real estate solutions service expenses related to higher revenues in 2024.

Title losses. Provisions for title losses, as a percentage of title operating revenues, were 4.2% for both the second quarters 2024 and 2023 and 4.1% for both the first six months of 2024 and 2023. The title loss expense in the second quarter and first six months of 2024 increased $1.3 million, or 7%, and $1.0 million, or 3%, respectively, primarily as a result of increased title revenues in 2024. The title loss ratio in any given quarter can be significantly influenced by changes in large claims incurred, escrow losses and adjustments to reserves for existing large claims.

The composition of title policy loss expense is as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	Change	% Chg	2024	2023	Change	% Chg
	($ in millions)				($ in millions)
Provisions – known claims:
Current year	3.3	3.3	—	—%	5.6	5.8	(0.2)	(3)%
Prior policy years	27.3	24.5	2.8	11%	42.3	42.5	(0.2)	—%
	30.6	27.8	2.8	10%	47.9	48.3	(0.4)	(1)%
Provisions – IBNR
Current year	17.5	16.3	1.2	7%	32.2	31.0	1.2	4%
Prior policy years	0.3	0.2	0.1	50%	0.7	0.7	—	100%
	17.8	16.5	1.3	8%	32.9	31.7	1.2	4%
Transferred from IBNR to known claims	(27.3)	(24.5)	(2.8)	(11)%	(42.3)	(42.5)	0.2	—%
Total provisions	21.1	19.8	1.3	7%	38.5	37.5	1.0	3%

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

Total known claims provision increased $2.8 million, or 10%, in the second quarter 2024 and decreased $0.4 million or 1% in the first six months of 2024, compared to the same periods in 2023, primarily as a result of timing of claims reported related to prior policy years. The current year IBNR provisions in the second quarter and first six months of 2024 increased $1.2 million, or 7% and $1.2 million, or 4%, respectively, compared to the same periods in 2023, primarily due to increased title premiums. As a percentage of title operating revenues, provisions - IBNR for the current policy year were 3.5% in both the second quarters 2024 and 2023 and 3.4% in both the first six months of 2024 and 2023. Cash claim payments in the second quarter and first six months of 2024 decreased $4.3 million, or 14%, and $14.9 million, or 23.0%, respectively, compared to the same periods in 2023, primarily due to lower payments on large claims related to prior policy years. We continue to manage and resolve large claims prudently and in keeping with our commitments to our policyholders.

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

Total title policy loss reserve balances are as follows:

	June 30, 2024	December 31, 2023
	($ in millions)
Known claims	68.1	70.2
IBNR	444.3	458.1
Total estimated title losses	512.4	528.3

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

Depreciation and amortization. Depreciation and amortization expenses in the second quarter 2024 decreased $0.3 million, or 2%, compared to the second quarter 2023, primarily due to lower acquisition intangible amortization expenses resulting from several assets becoming fully amortized, while depreciation and amortization expenses in the first six months of 2024 were comparable to the same period in 2023, primarily due to the lower acquisition intangible amortization expenses being offset by increased depreciation expenses related to additional internal-use systems placed into operation during late 2023 and in 2024. Acquisition intangible amortization expenses for the second quarter and first six months of 2024 were $8.0 million and $16.1 million, respectively, compared to $8.7 million and $17.0 million in the same periods in 2023.

Income taxes. Our effective tax rates, based on income before taxes and after deducting income attributable to noncontrolling interests, were 31% and 30% in the second quarter and first six months of 2024, respectively, compared to 25% and 6% in the second quarter and first six months of 2023, respectively. The higher effective tax rates in 2024 were primarily due to the higher pretax contribution of our international operations (which have higher average income tax rates) compared to our domestic operations. The lower effective tax rate for the first six months of 2023 was primarily driven by discrete tax adjustments mainly related to increased utilization of net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources reflect our ability to generate cash flow to meet our obligations to stockholders, customers (payments to satisfy claims on title policies), vendors, employees, lenders and others. As of June 30, 2024, our total cash and investments, including amounts reserved pursuant to statutory requirements aggregated $837.7 million. Of our total cash and investments at June 30, 2024, $432.2 million ($187.9 million, net of statutory reserves) was held in the United States and the rest internationally (principally in Canada).

As a holding company, the parent company is funded principally by cash from its subsidiaries' earnings in the form of dividends, operating and other administrative expense reimbursements and pursuant to intercompany tax sharing agreements. Cash held at the parent company and its unregulated subsidiaries (which totaled $26.1 million at June 30, 2024) is available for funding the parent company's operating expenses, interest payments on debt and dividend payments to common stockholders. The parent company also receives distributions from Stewart Title Guaranty Company (Guaranty), its regulated title insurance underwriter, to meet cash requirements for acquisitions and other strategic investments.

A substantial majority of our consolidated cash and investments as of June 30, 2024 was held by Guaranty and its subsidiaries. The use and investment of these funds, dividends to the parent company, and cash transfers between Guaranty and its subsidiaries and the parent company are subject to certain legal and regulatory restrictions. In general, Guaranty uses its cash and investments in excess of its legally-mandated statutory premium reserve (established in accordance with requirements under Texas law) to fund its insurance operations, including claims payments. Guaranty may also, subject to certain limitations, provide funds to its subsidiaries (whose operations consist principally of field title offices and real estate solutions operations) for their operating and debt service needs.

We maintain investments in accordance with certain statutory requirements for the funding of statutory premium reserves. Statutory reserve funds are required to be fully funded and invested in high-quality securities and short-term investments. Statutory reserve funds are not available for current claim payments, which must be funded from current operating cash flow. Included in investments in debt and equity securities are statutory reserve funds of approximately $518.6 million and $527.4 million at June 30, 2024 and December 31, 2023, respectively. In addition, included within cash and cash equivalents are statutory reserve funds of approximately $9.6 million and $10.0 million at June 30, 2024 and December 31, 2023, respectively. As of June 30, 2024, our known claims reserve totaled $68.1 million and our estimate of claims that may be reported in the future, under generally accepted accounting principles, totaled $444.3 million. In addition to this, we had cash and investments (at amortized cost and excluding equity method investments) of $253.9 million, which are available for underwriter operations, including claims payments, and acquisitions.

The ability of Guaranty to pay dividends to its parent is governed by Texas insurance law. The Texas Department of Insurance (TDI) must be notified of any dividend declared, and any dividend in excess of the greater of the statutory net operating income or 20% of surplus (which was approximately $168.7 million as of December 31, 2023) would be, by regulation, considered extraordinary and subject to pre-approval by the TDI. Also, the Texas Insurance Commissioner may raise an objection to a planned distribution during the notification period. Guaranty’s actual ability or intent to pay dividends to its parent may be constrained by business and regulatory considerations, such as the impact of dividends on surplus and liquidity, which could affect its ratings and competitive position, the amount of insurance it can write and its ability to pay future dividends. During the six months ended June 30, 2024, Guaranty paid $20.0 million of dividends to the parent company. Guaranty did not pay any dividends during the six months ended June 30, 2023.

As the parent company conducts no operations apart from its wholly-owned subsidiaries, the discussion below focuses on consolidated cash flows.

	Six Months Ended June 30,
	2024	2023
	($ in millions)
Net cash used by operating activities	(8.5)	(16.0)
Net cash used by investing activities	(56.3)	(7.3)
Net cash used by financing activities	(33.6)	(35.7)

Operating activities. Our principal sources of cash from operations are premiums on title policies and revenue from title service-related transactions, real estate solutions and other operations. Our independent agencies remit cash to us net of their contractual retention. Our principal cash expenditures for operations are employee costs, operating costs and title claims payments.

Net cash used by operations in the first six months of 2024 improved to $8.5 million compared to net cash used by operations of $16.0 million in the first six months of 2023, primarily as a result of improved results and lower payments on claims and accounts payable in 2024. Although our business is labor intensive, we are focused on a cost-effective, scalable business model which includes utilization of technology, centralized back and middle office functions and business process outsourcing. We are continuing our emphasis on cost management, especially in light of the current economic environment due to elevated mortgage interest rates, specifically focusing on lowering unit costs of production and improving operating margins in our direct title and real estate solutions operations. Our plans to improve margins include additional automation of manual processes, further consolidation of our various systems and production operations, and full integration of acquisitions. We continue to invest in the technology necessary to accomplish these goals.

Investing activities. Net cash used by investing activities is primarily driven by proceeds from matured and sold investments, purchases of investments, capital expenditures and acquisition of businesses. During the first six months of 2024, total proceeds from securities investments sold and matured were $72.7 million compared to $94.7 million during the first six months of 2023, while cash used for purchases of securities investments was $58.4 million in the first six months of 2024 compared to $55.5 million in the same period of 2023. Additionally, cash paid for cost-basis and other investments was $29.9 million during the first six months of 2024.

We used $19.4 million and $15.5 million of cash for purchases of property and equipment and other long-lived assets during the first six months of 2024 and 2023, respectively, while we used net cash of $8.2 million for an acquisition of a title office in the first six months of 2024, compared to $22.4 million used for acquisitions in the title and real estate solutions segments during the first six months of 2023. We maintain investment in capital expenditures at a level that enables us to implement technologies for increasing our operational and back-office efficiencies and to pursue growth in key markets.

Financing activities and capital resources. Total debt and stockholders’ equity were $445.6 million and $1.37 billion, respectively, as of June 30, 2024. During the first six months of 2024 and 2023, payments on notes payable of $3.4 million and $5.7 million, respectively, and notes payable additions of $3.4 million and $3.5 million, respectively, were related to short-term loan agreements in connection with our Section 1031 tax-deferred property exchange (Section 1031) business.

At June 30, 2024, our line of credit facility was fully available, while our debt-to-equity and debt-to-capitalization ratios, excluding our Section 1031 notes, were approximately 32% and 25%, respectively. During the first six months of 2024, we paid total dividends of $26.2 million ($0.95 per common share), compared to total dividends paid in the first six months of 2023 of $24.5 million ($0.90 per common share).

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

Other comprehensive (loss) income. Unrealized gains and losses on available-for-sale debt securities investments and changes in foreign currency exchange rates are reported net of deferred taxes in accumulated other comprehensive income (loss), a component of stockholders’ equity, until they are realized. During the first six months of 2024, net unrealized investment losses of $1.6 million, net of taxes, which increased our other comprehensive loss, were primarily related to net decreases in the fair values of our foreign and corporate bond securities investments, primarily influenced by the continued elevated interest rate environment. During the first six months of 2023, net unrealized investment gains of $1.2 million, net of taxes, which increased our other comprehensive income, were primarily related to net increases in the fair values of our corporate bond securities investments.

Changes in foreign currency exchange rates (primarily related to our Canadian and United Kingdom operations) increased our other comprehensive loss, net of taxes, by $5.7 million in the first six months of 2024, while they increased our other comprehensive income by $4.9 million in the first six months of 2023.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes during the six months ended June 30, 2024 in our investment strategies, types of financial instruments held or the risks associated with such instruments that would materially alter the market risk disclosures made in our 2023 Form 10-K.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. Our principal executive officer and principal financial officer are responsible for establishing and maintaining disclosure controls and procedures. They evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2024, and have concluded that, as of such date, our disclosure controls and procedures are adequate and effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting during the quarter ended June 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases of our Common Stock during the six months ended June 30, 2024, except for repurchases of approximately 57,300 shares (aggregate purchase price of approximately $3.5 million) related to the statutory income tax withholding on the vesting of restricted unit grants to executives and senior management employees.

Item 5. Other Information

Book value per share. Our book value per share was $49.44 and $50.11 as of June 30, 2024 and December 31, 2023, respectively. As of June 30, 2024, our book value per share was based on approximately $1.36 billion of stockholders’ equity attributable to Stewart and 27,605,057 shares of Common Stock outstanding. As of December 31, 2023, our book value per share was based on approximately $1.37 billion of stockholders’ equity attributable to Stewart and 27,370,227 shares of Common Stock outstanding.

Item 6. Exhibits

Exhibit
3.1	—	Restated Certificate of Incorporation of the Registrant, dated April 28, 2016 (incorporated by reference in this report from Exhibit 3.1 of the Current Report on Form 8-K filed April 29, 2016)
3.2	—	Fifth Amended and Restated By-Laws of the Registrant, as of December 27, 2022 (incorporated by reference in this report from Exhibit 3.1 of the Current Report on Form 8-K filed December 30, 2022)
10.1	—	First Amendment to the Stewart Information Services Corporation 2022 Incentive Plan (incorporated by reference in this report from Exhibit 10.1 of the Current Report on Form 8-K filed May 9, 2024)
10.2†*	—	Employment Agreement entered as of December 27, 2022 and effective as of January 1, 2023, by and between the Registrant and Elizabeth Giddens
31.1*	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	—	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	—	XBRL Taxonomy Extension Schema Document
101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	—	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document
104*	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith
† Management contract or compensatory plan

SIGNATURE
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 6, 2024
Date

Stewart Information Services Corporation
Registrant

By:	/s/ David C. Hisey
David C. Hisey, Chief Financial Officer and Treasurer