Form 10-Q
period 2024-09-30
STEWART INFORMATION SERVICES CORP
filed 2024-11-06
CIK 94344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☑
On October 30, 2024, there were 27,721,674 outstanding shares of the issuer's Common Stock.

FORM 10-Q QUARTERLY REPORT
QUARTER ENDED SEPTEMBER 30, 2024

As used in this report, “we,” “us,” “our,” "Registrant," the “Company” and “Stewart” mean Stewart Information Services Corporation and our subsidiaries, unless the context indicates otherwise.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	($000 omitted, except per share)
Revenues
Title revenues:
Direct operations	270,706	256,377	736,774	722,242
Agency operations	282,549	265,700	764,081	723,476
Real estate solutions	96,346	68,190	271,561	202,169
Operating revenues	649,601	590,267	1,772,416	1,647,887
Investment income	13,626	13,393	40,833	32,114
Net realized and unrealized gains (losses)	4,714	(1,946)	11,238	(4,829)
	667,941	601,714	1,824,487	1,675,172
Expenses
Amounts retained by agencies	233,980	218,983	634,083	596,498
Employee costs	193,862	181,493	545,987	534,710
Other operating expenses	155,646	130,455	444,890	380,530
Title losses and related claims	21,282	22,251	59,754	59,727
Depreciation and amortization	15,480	16,414	46,062	46,848
Interest	4,899	5,054	14,768	14,777
	625,149	574,650	1,745,544	1,633,090
Income before taxes and noncontrolling interests	42,792	27,064	78,943	42,082
Income tax expense	(9,123)	(9,134)	(17,999)	(9,588)
Net income	33,669	17,930	60,944	32,494
Less net income attributable to noncontrolling interests	3,573	3,931	10,375	10,870
Net income attributable to Stewart	30,096	13,999	50,569	21,624

Net income	33,669	17,930	60,944	32,494
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	4,842	(5,847)	(884)	(995)
Change in net unrealized gains and losses on investments	13,015	(7,468)	10,853	(6,616)
Reclassification adjustments for realized gains and losses on investments	402	20	942	333
Other comprehensive income (loss), net of taxes:	18,259	(13,295)	10,911	(7,278)
Comprehensive income	51,928	4,635	71,855	25,216
Less net income attributable to noncontrolling interests	3,573	3,931	10,375	10,870
Comprehensive income attributable to Stewart	48,355	704	61,480	14,346

Basic average shares outstanding (000)	27,688	27,348	27,592	27,269
Basic earnings per share attributable to Stewart	1.09	0.51	1.83	0.79
Diluted average shares outstanding (000)	28,200	27,650	28,069	27,445
Diluted earnings per share attributable to Stewart	1.07	0.51	1.80	0.79
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2024 (Unaudited)	December 31, 2023
	($000 omitted)
Assets
Cash and cash equivalents	183,772	233,365
Short-term investments	44,911	39,023
Investments, at fair value:
Debt securities (amortized cost of $613,668 and $631,294)	607,540	610,236
Equity securities	81,121	69,700
	688,661	679,936
Receivables:
Premiums from agencies	40,730	38,676
Trade and other	93,698	75,706
Income taxes	5,356	3,535
Notes	21,403	14,570
Allowance for uncollectible amounts	(8,851)	(7,583)
	152,336	124,904
Property and equipment:
Land	2,545	2,545
Buildings	19,926	19,219
Furniture and equipment	260,131	234,370
Accumulated depreciation	(192,566)	(173,799)
	90,036	82,335
Operating lease assets	105,510	115,879
Title plants, at cost	76,028	73,359
Goodwill	1,080,681	1,072,129
Intangible assets, net of amortization	175,166	193,196
Deferred tax assets	3,749	3,776
Other assets	128,720	84,959
	2,729,570	2,702,861
Liabilities
Notes payable	445,704	445,290
Accounts payable and accrued liabilities	196,670	190,054
Operating lease liabilities	122,788	135,654
Estimated title losses	517,592	528,269
Deferred tax liabilities	32,481	25,045
	1,315,235	1,324,312
Contingent liabilities and commitments
Stockholders’ equity
Common Stock ($1 par value) and additional paid-in capital	353,172	338,451
Retained earnings	1,080,879	1,070,841
Accumulated other comprehensive loss:
Foreign currency translation adjustments	(19,463)	(18,579)
Net unrealized losses on debt securities investments	(4,841)	(16,636)
Treasury stock – 352,161 common shares, at cost	(2,666)	(2,666)
Stockholders’ equity attributable to Stewart	1,407,081	1,371,411
Noncontrolling interests	7,254	7,138
Total stockholders’ equity (27,713,557 and 27,370,227 shares outstanding)	1,414,335	1,378,549
	2,729,570	2,702,861
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2024	2023
	($000 omitted)
Reconciliation of net income to cash used by operating activities:
Net income	60,944	32,494
Add (deduct):
Depreciation and amortization	46,062	46,848
Adjustments for bad debt provisions	1,991	2,425
Net realized and unrealized (gains) losses	(11,238)	4,829
Amortization of net (discount) premium on debt securities investments	(460)	448
Payments for title losses in excess of provisions	(9,053)	(26,417)
Adjustments for insurance recoveries of title losses	208	—
(Increase) decrease in receivables – net	(22,798)	7,007
Increase in other assets – net	(16,796)	(9,581)
Increase (decrease) in accounts payable and other liabilities – net	3,912	(24,766)
Change in net deferred income taxes	5,199	(692)
Net income from equity method investments	(1,031)	(847)
Dividends received from equity method investments	848	1,121
Stock-based compensation expense	9,593	10,310
Other – net	275	399
Cash provided by operating activities	67,656	43,578
Investing activities:
Proceeds from sales of investments in securities	34,276	53,630
Proceeds from matured investments in debt securities	78,849	58,005
Purchases of investments in securities	(99,169)	(72,857)
Net purchases of short-term investments	(5,206)	(14,005)
Purchases of property and equipment and other long-lived assets	(28,125)	(29,487)
Proceeds from sale of property and equipment and other assets	114	369
Cash paid for acquisition of businesses and related assets	(14,383)	(25,100)
Increase in notes receivable	(8,320)	(6,960)
Purchases of cost-basis and other investments	(29,810)	(1075)
Other – net	187	727
Cash used by investing activities	(71,587)	(36,753)
Financing activities:
Proceeds from notes payable	3,387	3,538
Payments on notes payable	(3,378)	(5,776)
Distributions to noncontrolling interests	(10,313)	(11,646)
Contributions from noncontrolling interests	54	—
Repurchases of Common Stock	(3,618)	(1,576)
Proceeds from stock option and employee stock purchase plan exercises	8,746	4,846
Cash dividends paid	(40,035)	(37,524)
Payment of contingent consideration related to acquisitions	(496)	(3,025)
Cash used by financing activities	(45,653)	(51,163)
Effects of changes in foreign currency exchange rates	(9)	(1,044)
Change in cash and cash equivalents	(49,593)	(45,382)
Cash and cash equivalents at beginning of period	233,365	248,367
Cash and cash equivalents at end of period	183,772	202,985
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	Common Stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Noncontrolling interests	Total
	($000 omitted)
Nine Months Ended September 30, 2024
Balance at December 31, 2023	27,723	310,728	1,070,841	(35,215)	(2,666)	7,138	1,378,549
Net income attributable to Stewart	—	—	50,569	—	—	—	50,569
Dividends on Common Stock ($1.45 per share)	—	—	(40,531)	—	—	—	(40,531)
Stock-based compensation	198	9,395	—	—	—	—	9,593
Stock repurchases	(59)	(3,559)	—	—	—	—	(3,618)
Stock option and employee stock purchase plan exercises	204	8,542	—	—	—	—	8,746
Change in net unrealized gains and losses on investments, net of taxes	—	—	—	10,853	—	—	10,853
Reclassification adjustment for realized gains and losses on investments, net of taxes	—	—	—	942	—	—	942
Foreign currency translation adjustments, net of taxes	—	—	—	(884)	—	—	(884)
Net income attributable to noncontrolling interests	—	—	—	—	—	10,375	10,375
Distributions to noncontrolling interests	—	—	—	—	—	(10,313)	(10,313)
Net effect of other changes in ownership	—	—	—	—	—	54	54
Balance at September 30, 2024	28,066	325,106	1,080,879	(24,304)	(2,666)	7,254	1,414,335

Nine Months Ended September 30, 2023
Balance at December 31, 2022	27,483	296,861	1,091,816	(51,343)	(2,666)	8,114	1,370,265
Net income attributable to Stewart	—	—	21,624	—	—	—	21,624
Dividends on Common Stock ($1.38 per share)	—	—	(38,216)	—	—	—	(38,216)
Stock-based compensation	134	10,176	—	—	—	—	10,310
Stock repurchases	(37)	(1,539)	—	—	—	—	(1,576)
Stock option and employee stock purchase plan exercises	129	4,717	—	—	—	—	4,846
Change in net unrealized gains and losses on investments, net of taxes	—	—	—	(6,616)	—	—	(6,616)
Reclassification adjustment for realized gains and losses on investments, net of taxes, net of taxes	—	—	—	333	—	—	333
Foreign currency translation adjustments, net of taxes	—	—	—	(995)	—	—	(995)
Net income attributable to noncontrolling interests	—	—	—	—	—	10,870	10,870
Distributions to noncontrolling interests	—	—	—	—	—	(11,646)	(11,646)
Balance at September 30, 2023	27,709	310,215	1,075,224	(58,621)	(2,666)	7,338	1,359,199
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	Common Stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Noncontrolling interests	Total
	($000 omitted)
Three Months Ended September 30, 2024
Balance at June 30, 2024	27,951	317,131	1,064,870	(42,563)	(2,666)	6,551	1,371,274
Net income attributable to Stewart	—	—	30,096	—	—	—	30,096
Dividends on Common Stock ($0.50 per share)	—	—	(14,087)	—	—	—	(14,087)
Stock-based compensation	12	3,244	—	—	—	—	3,256
Stock repurchases	(2)	(99)	—	—	—	—	(101)
Stock option and employee stock purchase plan exercises	105	4,830	—	—	—	—	4,935
Change in net unrealized gains and losses on investments, net of taxes	—	—	—	13,015	—	—	13,015
Reclassification adjustment for realized gains and losses on investments, net of taxes	—	—	—	402	—	—	402
Foreign currency translation adjustments, net of taxes	—	—	—	4,842	—	—	4,842
Net income attributable to noncontrolling interests	—	—	—	—	—	3,573	3,573
Distributions to noncontrolling interests	—	—	—	—	—	(2,870)	(2,870)
Balance at September 30, 2024	28,066	325,106	1,080,879	(24,304)	(2,666)	7,254	1,414,335

Three Months Ended September 30, 2023
Balance at June 30, 2023	27,620	304,405	1,074,458	(45,326)	(2,666)	7,504	1,365,995
Net income attributable to Stewart	—	—	13,999	—	—	—	13,999
Dividends on Common Stock ($0.48 per share)	—	—	(13,233)	—	—	—	(13,233)
Stock-based compensation	17	3,250	—	—	—	—	3,267
Stock repurchases	(5)	(218)	—	—	—	—	(223)
Stock option exercises	77	2,778					2,855
Change in net unrealized gains and losses on investments, net of taxes	—	.	—	(7,468)	—	—	(7,468)
Reclassification adjustment for realized gains and losses on investments, net of taxes, net of taxes	—	—	—	20	—	—	20
Foreign currency translation adjustments, net of taxes	—	—	—	(5,847)	—	—	(5,847)
Net income attributable to noncontrolling interests	—	—	—	—	—	3,931	3,931
Distributions to noncontrolling interests	—	—	—	—	—	(4,097)	(4,097)
Balance at September 30, 2023	27,709	310,215	1,075,224	(58,621)	(2,666)	7,338	1,359,199
See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1

Interim financial statements. The financial information contained in this report for the three and nine months ended September 30, 2024 and 2023, and as of September 30, 2024, is unaudited. This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission on February 29, 2024 (2023 Form 10-K).

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

C. Restrictions on cash and investments. The Company maintains investments in accordance with certain statutory requirements for the funding of statutory premium reserves. Statutory reserve funds are required to be fully funded and invested in high-quality securities and short-term investments. Statutory reserve funds are not available for current claim payments, which must be funded from current operating cash flow. Included in investments in debt and equity securities are statutory reserve funds of approximately $537.0 million and $527.4 million at September 30, 2024 and December 31, 2023, respectively. In addition, included within cash and cash equivalents are statutory reserve funds of approximately $9.7 million and $10.0 million at September 30, 2024 and December 31, 2023, respectively. Although these cash statutory reserve funds are not restricted or segregated in depository accounts, they are required to be held pursuant to state statutes. If the Company fails to maintain minimum investments or cash and cash equivalents sufficient to meet statutory requirements, the Company may be subject to fines or other penalties, including potential revocation of its business license. These funds are not available for any other purpose. In the event that insurance regulators adjust the determination of the statutory premium reserves of the Company’s title insurers, these restricted funds as well as statutory surplus would correspondingly increase or decrease.

NOTE 2

Revenues. The Company's operating revenues, summarized by type, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	($000 omitted)
Title insurance premiums:
Direct	185,584	169,285	501,096	470,779
Agency	282,549	265,700	764,081	723,476
Escrow fees	41,188	41,973	116,926	117,223
Real estate solutions and abstract fees	113,981	86,451	320,828	253,422
Other revenues	26,299	26,858	69,485	82,987
	649,601	590,267	1,772,416	1,647,887

NOTE 3

Investments in debt and equity securities. As of September 30, 2024 and December 31, 2023, the net unrealized investment gains relating to investments in equity securities held were $21.9 million and $11.2 million, respectively (refer to Note 5).

The amortized costs and fair values of investments in debt securities are as follows:

	September 30, 2024		December 31, 2023
	Amortized costs	Fair values	Amortized costs	Fair values
	($000 omitted)
Municipal	14,629	14,559	22,201	22,031
Corporate	219,160	214,031	242,656	231,474
Foreign	333,428	332,310	332,723	323,391
U.S. Treasury Bonds	46,451	46,640	33,714	33,340
	613,668	607,540	631,294	610,236

Foreign debt securities consist of Canadian government, provincial and corporate bonds, United Kingdom treasury and corporate bonds, and Mexican government bonds.

Gross unrealized gains and losses on investments in debt securities are as follows:

	September 30, 2024		December 31, 2023
	Gains	Losses	Gains	Losses
	($000 omitted)
Municipal	9	79	—	170
Corporate	1,406	6,535	764	11,946
Foreign	4,656	5,774	1,765	11,097
U.S. Treasury Bonds	383	194	106	480
	6,454	12,582	2,635	23,693

Debt securities as of September 30, 2024 mature, according to their contractual terms, as follows (actual maturities may differ due to call or prepayment rights):

	Amortized costs	Fair values
	($000 omitted)
In one year or less	84,595	83,992
After one year through five years	328,164	323,155
After five years through ten years	188,330	188,725
After ten years	12,579	11,668
	613,668	607,540

Gross unrealized losses on investments in debt securities and the fair values of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2024, were:

	Less than 12 months		More than 12 months		Total
	Losses	Fair values	Losses	Fair values	Losses	Fair values
	($000 omitted)
Municipal	1	1,447	78	10,188	79	11,635
Corporate	8	5,201	6,527	171,050	6,535	176,251
Foreign	28	21,133	5,746	158,489	5,774	179,622
U.S. Treasury Bonds	15	10,312	179	12,389	194	22,701
	52	38,093	12,530	352,116	12,582	390,209

The number of specific debt investment holdings held in an unrealized loss position as of September 30, 2024 was 257. Of these securities, 234 were in unrealized loss positions for more than 12 months. Total gross unrealized investment losses at September 30, 2024 decreased compared to December 31, 2023, primarily due to lower interest rates in the third quarter 2024. Since the Company does not intend to sell and will more likely than not maintain each investment security until its maturity or anticipated recovery in value, and no significant credit risk is deemed to exist, these investments are not considered as credit-impaired. The Company believes its investment portfolio is diversified and expects no material loss to result from the failure to perform by issuers of the debt securities it holds. Investments made by the Company are not collateralized.

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

As of September 30, 2024, financial instruments measured at fair value on a recurring basis are summarized below:

	Level 1	Level 2	Fair value measurements
	($000 omitted)
Investments in securities:
Debt securities:
Municipal	—	14,559	14,559
Corporate	—	214,031	214,031
Foreign	—	332,310	332,310
U.S. Treasury Bonds	—	46,640	46,640
Equity securities	81,121	—	81,121
	81,121	607,540	688,661

As of December 31, 2023, financial instruments measured at fair value on a recurring basis are summarized below:

	Level 1	Level 2	Fair value measurements
	($000 omitted)
Investments in securities:
Debt securities:
Municipal	—	22,031	22,031
Corporate	—	231,474	231,474
Foreign	—	323,391	323,391
U.S. Treasury Bonds	—	33,340	33,340
Equity securities	69,700	—	69,700
	69,700	610,236	679,936

As of September 30, 2024 and December 31, 2023, Level 1 financial instruments consist of equity securities. Level 2 financial instruments consist of municipal, governmental, and corporate bonds, both U.S. and foreign. In accordance with the Company’s policies and guidelines which incorporate relevant statutory requirements, the Company’s third-party registered investment manager invests only in securities rated as investment grade or higher by the major rating services, where observable valuation inputs are significant. The fair value of the Company's investments in debt and equity securities is primarily determined using a third-party pricing service provider. The third-party pricing service provider calculates the fair values using both market approach and model valuation methods, as well as pricing information obtained from brokers, dealers and custodians. Management ensures the reasonableness of the third-party service valuations by comparing them with pricing information from the Company's investment manager.

NOTE 5

Net realized and unrealized gains (losses). Realized and unrealized gains and losses are detailed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	($000 omitted)
Realized gains	322	900	540	1,239
Realized losses	(108)	(307)	(488)	(4,484)
Net unrealized investment gains (losses) recognized on equity securities still held	4,500	(2,539)	11,186	(1,584)
	4,714	(1,946)	11,238	(4,829)

During the first nine months of 2023, realized losses included a $3.2 million contingent receivable loss adjustment related to a previous disposition of a business, while realized gains were primarily due to gains on sale of investment securities.

Investment gains and losses recognized related to investments in equity securities are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	($000 omitted)
Net investment gains (losses) recognized on equity securities during the period	4,796	(1,738)	11,489	(1,505)
Less: Net realized gains on equity securities sold during the period	296	801	303	79
Net unrealized investment gains (losses) recognized on equity securities still held	4,500	(2,539)	11,186	(1,584)

Proceeds from sales of investments in securities are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	($000 omitted)
Proceeds from sales of debt securities	12,361	10,255	33,129	25,134
Proceeds from sales of equity securities	944	3,887	1,147	28,496
Total proceeds from sales of investments in securities	13,305	14,142	34,276	53,630

NOTE 6

Goodwill. The summary of changes in goodwill is as follows:

	Title	Real Estate Solutions	Consolidated Total
	($000 omitted)
Balances at December 31, 2023	707,935	364,194	1,072,129
Acquisitions	8,366	—	8,366
Purchase accounting adjustments	186	—	186
Balances at September 30, 2024	716,487	364,194	1,080,681

During the first nine months of 2024, goodwill recorded in the title segment was related to an acquisition of a title office.

NOTE 7

Estimated title losses. A summary of estimated title losses for the nine months ended September 30 is as follows:

	2024	2023
	($000 omitted)
Balances at January 1	528,269	549,448
Provisions:
Current year	59,959	59,036
Previous policy years	(205)	691
Total provisions	59,754	59,727
Payments, net of recoveries:
Current year	(14,171)	(12,911)
Previous policy years	(54,636)	(73,233)
Total payments, net of recoveries	(68,807)	(86,144)
Effects of changes in foreign currency exchange rates	(1,624)	(1,636)
Balances at September 30	517,592	521,395
Loss ratios as a percentage of title operating revenues:
Current year provisions	4.0%	4.1%
Total provisions	4.0%	4.1%

NOTE 8

Share-based payments. As part of its incentive compensation program for executives and senior management employees, the Company provides share-based awards, which usually include a combination of time-based restricted stock units, performance-based restricted stock units and stock options. Each restricted stock unit represents a contractual right to receive a share of the Company's Common Stock. The time-based units generally vest on each of the first three anniversaries of the grant date, while the performance-based units vest upon achievement of certain financial objectives and an employee service requirement over a period of approximately three years. The Company has not granted stock options since 2021 and all outstanding stock option awards are fully vested at September 30, 2024. The compensation expense associated with the share-based awards is calculated based on the fair value of the related award and recognized over the corresponding vesting period.

During the first nine months of 2024 and 2023, the Company granted time-based and performance-based restricted stock units with aggregate grant-date fair values of $14.5 million (235,000 units with an average grant price per unit of $61.56) and $12.1 million (296,000 units with an average grant price per unit of $41.03).

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

The calculation of the basic and diluted EPS is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	($000 omitted, except per share)
Numerator:
Net income attributable to Stewart	30,096	13,999	50,569	21,624

Denominator (000):
Basic average shares outstanding	27,688	27,348	27,592	27,269
Average number of dilutive shares relating to options	243	69	217	52
Average number of dilutive shares relating to restricted units	269	233	260	124
Diluted average shares outstanding	28,200	27,650	28,069	27,445

Basic earnings per share attributable to Stewart	1.09	0.51	1.83	0.79
Diluted earnings per share attributable to Stewart	1.07	0.51	1.80	0.79

NOTE 10

Contingent liabilities and commitments. In the ordinary course of business, the Company guarantees the third-party indebtedness of certain of its consolidated subsidiaries. As of September 30, 2024, the maximum potential future payments on the guarantees are not more than the related notes payable recorded in the condensed consolidated balance sheets. The Company also guarantees the indebtedness related to lease obligations of certain of its consolidated subsidiaries. The maximum future obligations arising from these lease-related guarantees are not more than the Company’s future lease obligations, as presented on the condensed consolidated balance sheets, plus lease operating expenses. As of September 30, 2024, the Company also had unused letters of credit aggregating $4.9 million related to workers’ compensation and other insurance. The Company does not expect to make any payments on these guarantees.

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

Selected statement of income information related to these segments is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	($000 omitted)
Title segment:
Revenues	571,600	533,624	1,552,988	1,476,093
Depreciation and amortization	8,860	9,196	26,126	26,182
Income before taxes and noncontrolling interest	44,994	35,385	88,546	70,181

Real estate solutions segment:
Revenues	96,384	68,215	271,648	202,250
Depreciation and amortization	6,264	6,820	18,803	19,401
Income before taxes	7,382	2,626	19,231	7,273

Corporate and other segment:
Revenues (net realized losses)	(43)	(125)	(149)	(3,171)
Depreciation and amortization	356	398	1,133	1,265
Loss before taxes	(9,584)	(10,947)	(28,834)	(35,372)

Consolidated Stewart:
Revenues	667,941	601,714	1,824,487	1,675,172
Depreciation and amortization	15,480	16,414	46,062	46,848
Income before taxes and noncontrolling interest	42,792	27,064	78,943	42,082

The Company does not provide asset information by reportable operating segment as it does not routinely evaluate the asset position by segment.

Total revenues generated in the United States and all international operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	($000 omitted)
United States	629,036	562,045	1,717,898	1,574,275
International	38,905	39,669	106,589	100,897
	667,941	601,714	1,824,487	1,675,172

NOTE 13
Other comprehensive income (loss). Changes in the balances of each component of other comprehensive income (loss) and the related tax effects are as follows:

	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023
	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount
	($000 omitted)
Net unrealized gains and losses on investments:
Change in net unrealized gains and losses on investments	16,474	3,459	13,015	(9,452)	(1,984)	(7,468)
Reclassification adjustments for realized gains and losses on investments	509	107	402	25	5	20
	16,983	3,566	13,417	(9,427)	(1,979)	(7,448)
Foreign currency translation adjustments	5,333	491	4,842	(6,931)	(1,084)	(5,847)
Other comprehensive income (loss)	22,316	4,057	18,259	(16,358)	(3,063)	(13,295)

	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount
	($000 omitted)
Net unrealized gains and losses on investments:
Change in net unrealized gains and losses on investments	13,738	2,885	10,853	(8,374)	(1,758)	(6,616)
Reclassification adjustment for realized gains and losses on investments	1,192	250	942	421	88	333
	14,930	3,135	11,795	(7,953)	(1,670)	(6,283)
Foreign currency translation adjustments	(1,755)	(871)	(884)	(1,119)	(124)	(995)
Other comprehensive income (loss)	13,175	2,264	10,911	(9,072)	(1,794)	(7,278)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S OVERVIEW

Third quarter 2024 overview. We reported net income attributable to Stewart of $30.1 million ($1.07 per diluted share) for the third quarter 2024, compared to net income of $14.0 million ($0.51 per diluted share) for the third quarter 2023. Pretax income before noncontrolling interests for the third quarter 2024 was $42.8 million compared to pretax income before noncontrolling interests of $27.1 million for the prior year quarter. The third quarter 2024 results included $4.7 million of pretax net realized and unrealized gains, while the third quarter 2023 results included $1.9 million of pretax net realized and unrealized losses, both of which were primarily driven by net unrealized gains and losses, respectively, from fair value changes of equity security investments in the title segment.

Summary results of the title segment are as follows ($ in millions, except pretax margin):

	For the Three Months Ended September 30
	2024	2023	% Change

Operating revenues	553.3	522.1	6%
Investment income	13.6	13.4	2%
Net realized and unrealized gains (losses)	4.8	(1.8)	361%
Pretax income	45.0	35.4	27%
Pretax margin	7.9%	6.6%

Title segment operating revenues improved $31.2 million, or 6%, in the third quarter 2024 primarily driven by increased revenues from our domestic commercial and agency title operations, while total segment operating expenses increased $28.4 million, or 6%, compared to the third quarter 2023. Agency retention expenses in the third quarter 2024 increased $15.0 million, or 7%, primarily resulting from $16.8 million, or 6%, improvement in gross agency revenues compared to the third quarter 2023.

Total title segment employee costs and other operating expenses increased by $14.6 million, or 6%, in the third quarter 2024 compared to the prior year quarter, primarily due to higher outside search and incentive compensation expenses related to higher commercial revenues. As a percentage of operating revenues, these expenses were 47.4% in both third quarters of 2024 and 2023. Title loss expense in the third quarter 2024 decreased $1.0 million, or 4%, primarily due to an overall favorable claim experience compared to the prior year quarter. As a percentage of title revenues, title loss expense was 3.8% for the third quarter 2024 compared to 4.3% in the third quarter 2023.

Included in the title segment’s pretax income for the third quarters 2024 and 2023 were acquisition intangible asset amortization and related expenses of $2.8 million and $3.4 million, respectively.

Summary results of the real estate solutions segment are as follows ($ in millions, except pretax margin):

	For the Three Months Ended September 30
	2024	2023	% Change

Operating revenues	96.3	68.2	41%
Pretax income	7.4	2.6	181%
Pretax margin	7.7%	3.8%

The segment's operating revenues increased $28.2 million, or 41%, in the third quarter 2024 compared to the prior year quarter, primarily due to improved revenues from our credit information and valuation services. On a combined basis, segment employee costs and other operating expenses in the third quarter 2024 increased $24.2 million, or 41%, in line with the higher operating revenues. Included in the segment's results for the third quarters 2024 and 2023 were acquisition intangible asset amortization expenses of $5.5 million and $6.3 million, respectively.

In regard to the corporate and other segment, pretax results were driven by net expenses attributable to corporate operations, which decreased to $9.5 million in the third quarter 2024, compared to $10.8 million in the third quarter 2023, primarily due to a prior acquisition-related settlement expense in the third quarter 2023.

CRITICAL ACCOUNTING ESTIMATES

The preparation of the Company’s condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures surrounding contingencies and commitments.

Actual results can differ from our accounting estimates. While we do not anticipate significant changes in our estimates, there is a risk that such changes could have a material impact on our consolidated financial condition or results of operations for future periods. During the nine months ended September 30, 2024, we made no material changes to our critical accounting estimates as previously disclosed in Management’s Discussion and Analysis in the 2023 Form 10-K.

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

RESULTS OF OPERATIONS

Comparisons of our results of operations for the three and nine months ended September 30, 2024 with the corresponding periods in the prior year are set forth below. Factors contributing to fluctuations in the results of operations are presented in the order of their monetary significance, and we have quantified, when necessary, significant changes. Segment results are included in the discussions and, when relevant, are discussed separately.

Our statements on home sales, interest rates and loan activity are based on published U.S. industry data from sources including Fannie Mae, the Mortgage Bankers Association (MBA), the National Association of Realtors® (NAR) and the U.S. Census Bureau as of September 30, 2024. We also use information from our direct operations.

Operating environment. According to NAR, existing home sales (seasonally-adjusted basis) in September 2024 totaled 3.8 million units, which was 1% and 4% lower from August 2024 and a year ago, respectively, primarily due to the consumer hesitancy and affordability challenges, despite the gradually declining interest rate environment. The median home price increased 3% in September 2024 to $405,000 from September 2023, marking the 15th consecutive month of year-over-year price increases, which contributed to increases of 2% and 23% in unsold home inventory in September 2024 compared to August 2024 and September 2023, respectively. In relation to new residential construction, U.S. housing starts (seasonally-adjusted) in September 2024 were 1% lower compared to both August 2024 and September 2023, while newly-issued building permits in September 2024 were 3% and 6% lower compared to August 2024 and September 2023, respectively.

Based on averaged estimates by Fannie Mae and MBA, total U.S. single family mortgage originations during the third quarter 2024 increased 10% to $464 billion compared to the prior year quarter, with purchase and refinancing originations increasing 4% and 42%, respectively. During the third quarter 2024, the average 30-year fixed interest rate averaged lower at 6.6%, compared to 7.0% in both the third quarter 2023 and the second quarter 2024, primarily influenced by the federal government's first interest rate reduction since March 2020. For the fourth quarter 2024, Fannie Mae and MBA expect the interest rate to further decline to an average of 6.2%, lower than the 7.3% average in the fourth quarter 2023, while total dollar originations for the fourth quarter 2024 are expected to increase 7%, compared to the third quarter 2024, behind a projected 69% increase in refinancing lending, partially offset by a 10% decline forecast in purchase originations.

Title revenues. Direct title revenue information is presented below:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	Change	% Chg*	2024	2023	Change	% Chg
	($ in millions)				($ in millions)
Non-commercial
Domestic	168.2	167.6	0.6	—%	472.9	502.4	(29.5)	(6)%
International	29.0	29.1	(0.1)	—%	76.3	74.1	2.2	3%
	197.2	196.7	0.5	—%	549.2	576.5	(27.3)	(5)%
Commercial:
Domestic	67.4	51.9	15.5	30%	168.1	126.1	42.0	33%
International	6.1	7.8	(1.7)	(22)%	19.5	19.6	(0.1)	(1)%
	73.5	59.7	13.8	23%	187.6	145.7	41.9	29%
Total direct title revenues	270.7	256.4	14.3	6%	736.8	722.2	14.6	2%
*Rounded.

Domestic non-commercial revenues in the third quarter 2024 were comparable to the prior year quarter, primarily due to the slightly higher average fee per file offsetting the slightly lower non-commercial domestic transactions in the third quarter 2024. Domestic non-commercial revenues in the first nine months of 2024 declined compared to the same period in 2023, primarily as a result of lower residential transactions. Average residential fee per file for both the third quarter and first nine months of 2024 was $3,000, which was 2% higher compared to the third quarter 2023 and 6% lower compared to the first nine months of 2023 primarily due to a lower purchase transaction mix during the first nine months of 2024.

Domestic commercial revenues increased in the third quarter and first nine months of 2024, compared to the same periods in 2023, primarily as a result of increased average transaction size, primarily from the energy and multi-family sectors, and, for third quarter 2024, an improvement in commercial transactions closed compared to the third quarter 2023. Average domestic commercial fee per file increased to $17,700 (or 25%) and $15,100 (or 34%) in the third quarter and first nine months of 2024, respectively, compared to the same periods in 2023.

Orders information for the three and nine months ended September 30 is as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	Change	% Chg	2024	2023	Change	% Chg
Opened Orders:
Commercial	3,665	3,320	345	10%	10,884	10,456	428	4%
Purchase	49,458	53,285	(3,827)	(7)%	152,539	160,197	(7,658)	(5)%
Refinance	20,920	16,032	4,888	30%	54,022	49,021	5,001	10%
Other	13,421	8,630	4,791	56%	36,075	20,639	15,436	75%
Total	87,464	81,267	6,197	8%	253,520	240,313	13,207	5%

Closed Orders:
Commercial	3,794	3,661	133	4%	11,149	11,170	(21)	—%
Purchase	35,590	39,903	(4,313)	(11)%	103,166	113,757	(10,591)	(9)%
Refinance	11,766	10,397	1,369	13%	31,097	30,593	504	2%
Other	8,225	6,347	1,878	30%	23,921	12,936	10,985	85%
Total	59,375	60,308	(933)	(2)%	169,333	168,456	877	1%

Other opened and closed orders, which typically have a lower average fee per file compared to residential purchase transactions, increased in the third quarter and first nine months of 2024 compared to the same periods in 2023, primarily due to higher home equity loan-related transactions.

Gross revenues from independent agency operations improved $16.8 million, or 6%, in the third quarter 2024 and $40.6 million, or 6%, in the first nine months of 2024, compared to the same periods in 2023, primarily due to increased agent activity in 2024. Agency revenues, net of retention, increased $1.9 million, or 4%, in the third quarter 2024 and $3.0 million, or 2%, in the first nine months of 2024, compared to the same periods in 2023, primarily due to higher gross agency revenues and slightly higher average agent retention rates. Refer further to the "Retention by agencies" discussion under Expenses below.

Real estate solutions revenues. Real estate solutions revenues improved $28.2 million, or 41%, in the third quarter 2024 and $69.4 million, or 34%, in the first nine months of 2024, primarily driven by higher revenues from credit-related information and valuation services businesses compared to the same periods in 2023.

Investment income. Investment income in the third quarter and first nine months of 2024 increased $0.2 million, or 2%, and $8.7 million, or 27%, respectively, compared to the same periods in 2023. The higher investment income in the first nine months of 2024 was primarily due to higher interest income in 2024 resulting from earned interest from eligible escrow balances, which was an initiative that we started during the late second quarter 2023.

Net realized and unrealized (losses) gains. Refer to Note 5 to the condensed consolidated financial statements.

Expenses. An analysis of expenses is shown below:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	Change*	% Chg	2024	2023	Change*	% Chg
	($ in millions)				($ in millions)
Amounts retained by agencies	234.0	219.0	15.0	7%	634.1	596.5	37.6	6%
As a % of agency revenues	82.8%	82.4%			83.0%	82.4%
Employee costs	193.9	181.5	12.4	7%	546.0	534.7	11.3	2%
As a % of operating revenues	29.8%	30.7%			30.8%	32.4%
Other operating expenses	155.6	130.5	25.2	19%	444.9	380.5	64.4	17%
As a % of operating revenues	24.0%	22.1%			25.1%	23.1%
Title losses and related claims	21.3	22.3	(1.0)	(4)%	59.8	59.7	0.1	—%
As a % of title revenues	3.8%	4.3%			4.0%	4.1%
*May not foot due to rounding.

Retention by agencies. Amounts retained by title agencies are based on agreements between agencies and our title underwriters. Amounts retained by independent agencies, as a percentage of revenues generated by them, averaged 82.8% and 83.0% in the third quarter and first nine months of 2024, respectively, compared to 82.4% in both the third quarter and first nine months of 2023, primarily as a result of increased revenues from states with relatively higher retention rates in 2024. The average retention percentage may vary from period to period due to the geographical mix of agency operations, the volume of title revenues and, in some states, laws or regulations. Due to the variety of such laws or regulations, as well as competitive factors, the average retention rate can differ significantly from state to state. In addition, a high proportion of our independent agencies are in states with retention rates greater than 80%. We continue to focus on increasing profit margins in every state, increasing premium revenue in states where remittance rates are higher, and maintaining the quality of our agency network, which we believe to be the industry’s best, in order to mitigate claims risk and drive consistent future performance. While market share is important in our agency operations channel, it is not as important as margins, risk mitigation and profitability.

Employee costs. Consolidated employee costs increased $12.4 million, or 7%, and $11.3 million, or 2%, in the third quarter and first nine months of 2024, respectively, compared to the same periods in 2023, primarily due to higher salaries expense resulting from business growth and annual merit increases, higher incentive compensation consistent with improved revenues, and higher medical benefits expense due to increased claims activity. Title segment employee costs increased $10.4 million, or 6%, in the third quarter 2024 and $10.3 million, or 2%, in the first nine months of 2024, while employee costs in the real estate solutions segment increased $1.7 million, or 14%, in the third quarter 2024 and $2.6 million, or 7%, in the first nine months of 2024, compared to the same periods in 2023.

Total employee costs, as a percentage of total operating revenues, were 29.8% and 30.8% in the third quarter and first nine months of 2024, respectively, compared to 30.7% and 32.4% in the third quarter and first nine months of 2023, respectively, primarily due to higher operating revenues. As of September 30, 2024, we had approximately 6,800 employees compared to approximately 7,000 and 6,800 employees as of September 30, 2023 and December 31, 2023, respectively.

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

Consolidated other operating expenses increased $25.2 million, or 19%, in the third quarter 2024 and $64.4 million, or 17%, in the first nine months of 2024 compared to the same periods in 2023, primarily due to higher information and service expenses and outside search fees consistent with increased revenues in our real estate solutions and commercial title operations, respectively. Total variable costs in the third quarter and first nine months of 2024 increased $27.9 million, or 40%, and $66.9 million, or 33%, primarily driven by our real estate solutions and commercial services operations. Total costs that are primarily fixed in nature decreased $1.3 million, or 3%, and $2.4 million, or 2%, in the third quarter and first nine months of 2024, respectively, while independent costs decreased $1.5 million, or 10%, in the third quarter 2024 primarily due to office closure costs recorded in the third quarter 2023, and were comparable in both the first nine months of 2024 and 2023, primarily as a result of lower litigation-related expenses being offset by higher travel and business promotion expenses in the first nine months of 2024.

As a percentage of total operating revenues, consolidated other operating expenses in the third quarter and first nine months of 2024 were 24.0% and 25.1%, respectively, compared to 22.1% and 23.1% in the third quarter and first nine months of 2023, respectively, primarily resulting from increased real estate solutions service expenses related to higher revenues in 2024.

Title losses. Provisions for title losses, as a percentage of title operating revenues, were 3.8% and 4.3% for the third quarters 2024 and 2023, respectively, and 4.0% and 4.1% for the first nine months of 2024 and 2023, respectively. The title loss expense in the third quarter 2024 decreased $1.0 million, or 4%, compared to the prior year quarter, and was comparable in both the first nine months of 2024 and 2023, primarily due to our overall favorable claim experience, partially offset by effect of increased title revenues in 2024. The title loss ratio in any given quarter can be significantly influenced by changes in large claims incurred, escrow losses and adjustments to reserves for existing large claims.

The composition of title policy loss expense is as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	Change	% Chg	2024	2023	Change	% Chg
	($ in millions)				($ in millions)
Provisions – known claims:
Current year	4.2	4.9	(0.7)	(14)%	9.8	10.6	(0.8)	(8)%
Prior policy years	9.0	15.8	(6.8)	(43)%	51.4	58.3	(6.9)	(12)%
	13.2	20.7	(7.5)	(36)%	61.2	68.9	(7.7)	(11)%
Provisions – IBNR
Current year	18.0	17.4	0.6	3%	50.2	48.4	1.8	4%
Prior policy years	(0.9)	—	(0.9)	(100)%	(0.2)	0.7	(0.9)	(129)%
	17.1	17.4	(0.3)	(2)%	50.0	49.1	0.9	2%
Transferred from IBNR to known claims	(9.0)	(15.8)	6.8	43%	(51.4)	(58.3)	6.9	(12)%
Total provisions	21.3	22.3	(1.0)	(4)%	59.8	59.7	0.1	—%

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

Total known claims provision decreased $7.5 million, or 36%, and $7.7 million or 11% in the third quarter and first nine months of 2024, respectively, compared to the same periods in 2023, primarily as a result of timing of claims reported related to prior policy years. Current year IBNR provisions increased $0.6 million, or 3%, in the third quarter 2024 and increased $1.8 million, or 4%, in the first nine months of 2024, compared to the same periods in 2023, primarily due to increased title premiums in 2024. As a percentage of title operating revenues, provisions - IBNR for the current policy year was 3.3% in both the third quarters 2024 and 2023, and were 3.3% and 3.4% in the first nine months of 2024 and 2023, respectively.

Cash claim payments in the third quarter 2024 decreased $2.4 million, or 11%, compared to the third quarter 2023, primarily due to lower payments on general claims and a loss recovery, partially offset by increased payments on large claims related to prior policy years. Cash claim payments in the first nine months of 2024 decreased $17.3 million, or 20%, compared to the same period in 2023, primarily due to lower payments on both large and general claims related to prior policy years and several loss recoveries. We continue to manage and resolve large claims prudently and in keeping with our commitments to our policyholders.

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

Total title policy loss reserve balances are as follows:

	September 30, 2024	December 31, 2023
	($ in millions)
Known claims	62.6	70.2
IBNR	455.0	458.1
Total estimated title losses	517.6	528.3

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

Depreciation and amortization. Depreciation and amortization expenses in the third quarter and first nine months of 2024 decreased $0.9 million, or 6%, and $0.8 million, or 2%, compared to the corresponding periods in 2023, primarily due to lower acquisition intangible amortization expenses resulting from several assets becoming fully amortized, partially offset by increased depreciation expenses related to new internal-use systems placed into operation. Acquisition intangible amortization expenses for the third quarter and first nine months of 2024 were $7.9 million and $24.0 million, respectively, compared to $9.3 million and $26.3 million in the same periods in 2023.

Income taxes. Our effective tax rates, based on income before taxes and after deducting income attributable to noncontrolling interests, were 23% and 26% in the third quarter and first nine months of 2024, respectively, compared to 39% and 31% in the third quarter and first nine months of 2023, respectively. The higher effective tax rates in the third quarter and first nine months of 2023 were primarily driven by discrete annual federal return tax adjustments recorded in the third quarter 2023 related to lower utilization of foreign tax credits.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources reflect our ability to generate cash flow to meet our obligations to stockholders, customers (payments to satisfy claims on title policies), vendors, employees, lenders and others. As of September 30, 2024, our total cash and investments, including amounts reserved pursuant to statutory requirements aggregated $917.3 million. Of our total cash and investments at September 30, 2024, $491.2 million ($241.7 million, net of statutory reserves) was held in the United States and the rest internationally (principally in Canada).

As a holding company, the parent company is funded principally by cash from its subsidiaries' earnings in the form of dividends, operating and other administrative expense reimbursements and pursuant to intercompany tax sharing agreements. Cash held at the parent company and its unregulated subsidiaries (which totaled $37.9 million at September 30, 2024) is available for funding the parent company's operating expenses, interest payments on debt and dividend payments to common stockholders. The parent company also receives distributions from Stewart Title Guaranty Company (Guaranty), its regulated title insurance underwriter, to meet cash requirements for acquisitions and other strategic investments.

A substantial majority of our consolidated cash and investments as of September 30, 2024 was held by Guaranty and its subsidiaries. The use and investment of these funds, dividends to the parent company, and cash transfers between Guaranty and its subsidiaries and the parent company are subject to certain legal and regulatory restrictions. In general, Guaranty uses its cash and investments in excess of its legally-mandated statutory premium reserve (established in accordance with requirements under Texas law) to fund its insurance operations, including claims payments. Guaranty may also, subject to certain limitations, provide funds to its subsidiaries (whose operations consist principally of field title offices and real estate solutions operations) for their operating and debt service needs.

We maintain investments in accordance with certain statutory requirements for the funding of statutory premium reserves. Statutory reserve funds are required to be fully funded and invested in high-quality securities and short-term investments. Statutory reserve funds are not available for current claim payments, which must be funded from current operating cash flow. Included in investments in debt and equity securities are statutory reserve funds of approximately $537.0 million and $527.4 million at September 30, 2024 and December 31, 2023, respectively. In addition, included within cash and cash equivalents are statutory reserve funds of approximately $9.7 million and $10.0 million at September 30, 2024 and December 31, 2023, respectively. As of September 30, 2024, our known claims reserve totaled $62.6 million and our estimate of claims that may be reported in the future, under generally accepted accounting principles, totaled $455.0 million. In addition to this, we had cash and investments (at amortized cost and excluding equity method investments) of $282.5 million, which are available for underwriter operations, including claims payments, and acquisitions.

The ability of Guaranty to pay dividends to its parent is governed by Texas insurance law. The Texas Department of Insurance (TDI) must be notified of any dividend declared, and any dividend in excess of the greater of the statutory net operating income or 20% of surplus (which was approximately $168.7 million as of December 31, 2023) would be, by regulation, considered extraordinary and subject to pre-approval by the TDI. Also, the Texas Insurance Commissioner may raise an objection to a planned distribution during the notification period. Guaranty’s actual ability or intent to pay dividends to its parent may be constrained by business and regulatory considerations, such as the impact of dividends on surplus and liquidity, which could affect its ratings and competitive position, the amount of insurance it can write and its ability to pay future dividends. During the nine months ended September 30, 2024, Guaranty paid $30.0 million of dividends to the parent company. Guaranty did not pay any dividends during the nine months ended September 30, 2023.

As the parent company conducts no operations apart from its wholly-owned subsidiaries, the discussion below focuses on consolidated cash flows.

	Nine Months Ended September 30,
	2024	2023
	($ in millions)
Net cash provided by operating activities	67.7	43.6
Net cash used by investing activities	(71.6)	(36.8)
Net cash used by financing activities	(45.7)	(51.2)

Operating activities. Our principal sources of cash from operations are premiums on title policies and revenue from title service-related transactions, real estate solutions and other operations. Our independent agencies remit cash to us net of their contractual retention. Our principal cash expenditures for operations are employee costs, operating costs and title claims payments.

Net cash provided by operations in the first nine months of 2024 improved to $67.7 million compared to $43.6 million in the first nine months of 2023, primarily driven by improved net results and lower payments on claims in 2024. Although our business is labor intensive, we are focused on a cost-effective, scalable business model which includes utilization of technology, centralized back and middle office functions and business process outsourcing. We are continuing our emphasis on cost management, especially in light of the current economic environment due to elevated mortgage interest rates, specifically focusing on lowering unit costs of production and improving operating margins in our direct title and real estate solutions operations. Our plans to improve margins include additional automation of manual processes, further consolidation of our various systems and production operations, and full integration of acquisitions. We continue to invest in the technology necessary to accomplish these goals.

Investing activities. Net cash used by investing activities is primarily related to proceeds from matured and sold investments, purchases of investments, capital expenditures and acquisition of businesses. During the first nine months of 2024, total proceeds from securities investments sold and matured were $113.1 million compared to $111.6 million during the first nine months of 2023, while cash used for purchases of securities investments was $99.2 million in the first nine months of 2024 compared to $72.9 million in the same period of 2023. Additionally, cash paid for cost-basis and other investments was $29.8 million and $1.1 million during the first nine months of 2024 and 2023, respectively.

We used $28.1 million and $29.5 million of cash for purchases of property and equipment and other long-lived assets during the first nine months of 2024 and 2023, respectively, while we used net cash of $14.4 million for an acquisition of a title office and a prior acquisition-related customer relationship asset in the title segment in the first nine months of 2024, compared to $25.1 million used for acquisitions in the title and real estate solutions segments during the first nine months of 2023. We maintain investment in capital expenditures at a level that enables us to implement technologies for increasing our operational and back-office efficiencies and to pursue growth in key markets.

Financing activities and capital resources. Total debt and stockholders’ equity were $445.7 million and $1.41 billion, respectively, as of September 30, 2024. During the first nine months of 2024 and 2023, payments on notes payable of $3.4 million and $5.7 million, respectively, and notes payable additions of $3.4 million and $3.5 million, respectively, were related to short-term loan agreements in connection with our Section 1031 tax-deferred property exchange (Section 1031) business.

At September 30, 2024, our line of credit facility was fully available, while our debt-to-equity and debt-to-capitalization ratios, excluding our Section 1031 notes, were approximately 32% and 24%, respectively. During the first nine months of 2024, we paid total dividends of $40.0 million ($1.45 per common share), compared to total dividends paid in the first nine months of 2023 of $37.5 million ($1.38 per common share).

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

Other comprehensive income (loss). Unrealized gains and losses on available-for-sale debt securities investments and changes in foreign currency exchange rates are reported net of deferred taxes in accumulated other comprehensive income (loss), a component of stockholders’ equity, until they are realized. During the first nine months of 2024, net unrealized investment gains of $11.8 million, net of taxes, which increased our other comprehensive income, were primarily related to net increases in the fair values of our foreign and corporate bond securities investments. These increases were primarily influenced by the federal government's reduction of interest rates during the third quarter 2024. During the first nine months of 2023, net unrealized investment losses of $6.3 million, net of taxes, which increased our other comprehensive loss, were primarily related to net decreases in the fair values of our foreign and corporate bond securities investments, primarily resulting from the elevated interest rate environment in 2023.

Changes in foreign currency exchange rates (primarily related to our Canadian and United Kingdom operations) decreased our other comprehensive income, net of taxes, by $0.9 million in the first nine months of 2024, while they increased our other comprehensive loss by $1.0 million in the first nine months of 2023.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes during the nine months ended September 30, 2024 in our investment strategies, types of financial instruments held or the risks associated with such instruments that would materially alter the market risk disclosures made in our 2023 Form 10-K.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. Our principal executive officer and principal financial officer are responsible for establishing and maintaining disclosure controls and procedures. They evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2024, and have concluded that, as of such date, our disclosure controls and procedures are adequate and effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting during the quarter ended September 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases of our Common Stock during the nine months ended September 30, 2024, except for repurchases of approximately 58,700 shares (aggregate purchase price of approximately $3.6 million) related to the statutory income tax withholding on the vesting of restricted unit grants to executives and senior management employees.

Item 5. Other Information

Book value per share. Our book value per share was $50.77 and $50.11 as of September 30, 2024 and December 31, 2023, respectively. As of September 30, 2024, our book value per share was based on approximately $1.41 billion of stockholders’ equity attributable to Stewart and 27,713,557 shares of Common Stock outstanding. As of December 31, 2023, our book value per share was based on approximately $1.37 billion of stockholders’ equity attributable to Stewart and 27,370,227 shares of Common Stock outstanding.

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

November 6, 2024
Date

Stewart Information Services Corporation
Registrant

By:	/s/ David C. Hisey
David C. Hisey, Chief Financial Officer and Treasurer