Form 10-K
period 2024-12-31
STEWART INFORMATION SERVICES CORP
filed 2025-02-28
CIK 94344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No ☑
The aggregate market value of the Common Stock (based upon the closing stock price of the Common Stock of Stewart Information Services Corporation, as reported by the NYSE on June 28, 2024) held by non-affiliates of the Registrant was approximately $1.7 billion.
On February 17, 2025, there were 27,810,679 outstanding shares of the Registrant's Common Stock.
Documents Incorporated by Reference
Portions of the definitive proxy statement (the Proxy Statement), in connection with the Registrant's 2025 Annual Meeting of Stockholders, are incorporated herein by reference in Part III of this document.

FORM 10-K ANNUAL REPORT
YEAR ENDED DECEMBER 31, 2024

As used in this report, “we,” “us,” “our,” the “Company” and “Stewart” mean Stewart Information Services Corporation and our subsidiaries, unless the context indicates otherwise.

PART I

Item 1. Business

Founded in 1893, Stewart Information Services Corporation (NYSE:STC) (Stewart) is a customer-focused, global title insurance and real estate services company offering products and services through our direct operations, network of approved agencies and other companies within the Stewart family. One of the largest title companies in the industry, Stewart provides services to homebuyers and sellers, residential and commercial real estate professionals, mortgage lenders and servicers, title agencies, real estate attorneys and home builders. Stewart also provides credit and real estate data services, valuation management services, online notarization and closing services, search services, home and personal insurance services, tax-deferred exchanges, and technology services to streamline the real estate process. Stewart is headquartered in Houston, Texas and operates primarily throughout the United States (U.S.) and has regional offices in Australia, Canada and the United Kingdom.

Our companies are industry leaders in the spaces they operate in and while each is unique in service offerings, they all share a common belief in providing highest level of services through team focus and customer-centric mindset. For more information on various Stewart companies and brands, refer to our website, www.stewart.com/en/about-stewart/stewart-brands.html.

We currently report our business in three segments: title insurance and related services (title), real estate solutions, and corporate. Refer to Note 18 to our audited consolidated financial statements and Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) for financial information related to our segments.

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

Losses. Losses on policies occur when a title defect is not discovered during the examination and settlement process and the policyholder makes a claim under the policy. Reasons for losses include, but are not limited to, forgeries, misrepresentations, unrecorded or undiscovered liens, the failure to pay off existing liens, mortgage lending fraud, mishandling or defalcation of settlement funds, issuance by independent agencies of unauthorized coverage and defending policyholders when covered claims are filed against an owner's or lender's interest in the property. Losses may also occur for coverage that we may provide under closing protection letters.

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

Customers. The primary sources of title insurance business are attorneys, builders, developers, home buyers and home sellers, lenders, mortgage brokers, and real estate brokers and agents. Titles insured include residential and various asset classes of commercial properties, including but not limited to, energy-related projects, office, hotel, multi-family, industrial, retail, data centers, undeveloped acreage, farms and ranches.

Service, location, financial strength, company size, relationships and related factors affect customer orders. Increasing market share is accomplished primarily by providing superior service. The parties to a closing are concerned with accuracy, expertise, responsiveness, timeliness and cost. The rates charged to customers vary from state to state, and are regulated, to varying degrees and in different ways, in most states.

The financial strength and stability of the title underwriter are important factors in maintaining and increasing our business, particularly commercial business. We are rated as investment grade by the title industry’s leading rating agencies. Our wholly-owned and principal underwriter, Stewart Title Guaranty Company (Guaranty), is currently rated "A-" by Fitch Ratings Ltd., "A- " by A.M. Best, and “A Double Prime” by Demotech Inc. Similarly, our wholly-owned and second largest underwriter, Stewart Title Insurance Company (STIC), is also highly rated by such rating companies. These ratings are not credit ratings. Instead, the ratings are based on quantitative, and in some cases qualitative, information and reflect the conclusions of the rating agencies with respect to our financial strength, results of operations and ability to pay policyholder claims. Additionally, our parent company's outstanding senior unsecured debt is rated "BBB" by Fitch Ratings Ltd. These ratings are not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency.

Market share. Title insurance statistics are compiled quarterly by the American Land Title Association (ALTA), the title industry’s national trade association. Based on 2024 statutory premiums written through the nine months ended September 30, 2024, Guaranty is one of the leading title insurers in the United States. Our largest competitors are Fidelity National Financial, Inc. (Fidelity National Financial) whose principal underwriters are Fidelity National Title Insurance Company and Chicago Title Insurance Company, First American Financial Corporation (First American) which includes First American Title Insurance Company, and Old Republic Title Insurance Group (Old Republic) which includes Old Republic National Title Insurance Company. We also compete with other title insurer companies, as well as abstractors, attorneys who issue title opinions and attorney-owned title insurance funds. A number of homebuilders, financial institutions, real estate brokers and others own or control title insurance agencies, some of which issue policies underwritten by Guaranty.

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

Real Estate Solutions Segment

The real estate solutions segment supports the real estate mortgage industry by primarily providing credit and real estate information services, valuation management services, online notarization and closing solutions, and search services. We provide these services through Informative Research, Equimine (which operates as PropStream), Stewart Valuation Intelligence, NotaryCam, Inc., and Signature Closers, LLC. These companies are integral to our goal of streamlining the real estate and loan transaction lifecycle through end-to-end, customer-focused and technology-based solutions.

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

Corporate Segment

The corporate segment is primarily comprised of the parent holding company and our centralized support services departments. During 2022, the corporate segment included results of a real estate brokerage company that was acquired in late 2021 and subsequently sold during the second quarter 2022.

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

As of December 31, 2024, approximately 88% of our combined debt and equity securities investment portfolios consisted of fixed income securities. Also as of that date, approximately 94% of the fixed income investments are held in securities that are A-rated or higher, and substantially all of the fixed income portfolios are rated investment grade (percentages are based on the fair value of the securities). In addition to our debt and equity securities investment portfolios, we maintain certain money-market and other short-term investments. For more details on market risks related to our investment securities portfolio, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk.

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

Human capital resources. As of December 31, 2024, we employed approximately 7,000 people, with approximately 5,500 employees located in the U. S. and approximately 1,500 employees located internationally. We consider our relationship with our employees to be critical to both our operations and performance. We are committed to developing, retaining, and motivating our employees, and we do so in a variety of ways.

Recruiting
Stewart is committed to recruiting strategies – policies, practices, decision-making and more – grounded in fairness, equity, and inclusivity. Stewart is an equal employment opportunity employer, and our commitment extends to all facets of employment.

Inclusion and belonging
Stewart is committed to an inclusive workplace that values all employees by providing a supportive professional work environment that is free of unlawful harassment and discrimination against any applicant or employee as protected by federal, state and local laws. All phases of employment, including, but not limited to, recruiting, selection, placement, promotion, transfer, benefits, training, rates of pay or other forms of compensation, and other terms and conditions of employment are guided by these laws and Company policies regarding conduct, including, but not limited to, Stewart’s Equal Opportunity Employer statement, Anti-Harassment policy, Human Rights policy and our Code of Business Conduct and Ethics. Stewart's Code of Business Conduct and Ethics is reviewed and acknowledged annually by our employees and our Board of Directors.

With guidance and support from our Global Inclusion Council, we continue our commitment to providing all employees with opportunities to be heard and for advancement. Our goal is to treat all of our employees with respect and ensure they feel that they belong. In doing so, we strive to establish an inclusive environment, both in the workplace and in the communities in which we operate. Our Council meets regularly to discuss critical topics, advise on important challenges our employees are facing, and ensure we are focused on strategic priorities grounded in our commitment.

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

Compensation, benefits and well-being
Stewart cares about the health, safety, and well-being of our employees and their families, and provides a variety of valuable programs to improve and maintain their overall health, including physical, mental, social, emotional and financial wellness. Highlights of the key programs include, but are not limited to, health and welfare benefits, life and disability insurance, 401(k) plan match, employee stock purchase plan (ESPP) with a discount, wellness initiatives, paid sick, vacation, holidays and volunteer time off, local community based charitable programs, including employee volunteer opportunities, through The Stewart Title Foundation, Inc., and global employee appreciation and recognition.

Engagement and recognition
In partnership with an outside firm, we continued our commitment to listening and acting on employee feedback and conducted a global employee engagement survey in 2024 to better understand employee sentiment and gain actionable feedback on culture and engagement. The results have continued to guide our path forward in keeping employees engaged, feeling valued, ensuring Stewart is a place where our employees are proud to work, and strengthening our relationship with the communities we serve. Based on the survey feedback received from our employees, we were recognized in the Top Workplaces program as a 2024 Top Workplace by the Houston Chronicle and the recipient of three Culture Excellence Awards for employee well-being, appreciation and professional development. Additionally, U.S. News & World Report recognized Stewart as one of the Best Companies to Work for 2024-2025.

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

CEO and CFO certifications. The CEO and CFO certifications required under Section 302 of the Sarbanes-Oxley Act are filed as exhibits to our 2024 Form 10-K. During 2024, Stewart completed its annual CEO Certification under Section 303A.12(a) of the New York Stock Exchange (NYSE) Listed Company Manual.

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

Innovations and title insurance waivers and alternatives introduced by real estate industry participants, including our competitors, lenders and investors may be potentially disruptive and could adversely affect Stewart.

Various initiatives and alternatives to traditional title insurance and settlement products and services are or may be introduced by real estate industry participants, including our competitors, lenders and investors, which may change the demand for our products and services, the manner our products and services are ordered or fulfilled, and the revenue or profitability derived from our products and services. Innovation initiatives include implementing advanced technologies, processes and techniques to automate and streamline certain manual processes during title search, insurance policy issuance and real estate transaction settlement to improve the manner and timeliness of delivering products and services, increase efficiency, reduce costs, improve product and service quality and customer experience, and enhance risk management. The title insurance industry may experience increased competition and disruption from alternative title products and government initiatives. Title insurance waivers and alternatives to title insurance policies, such as an attorney opinion letter which may not provide the same level of protection as traditional title policies but may be a more cost-effective option, may become widely used and accepted which can affect the demand for our products and services.

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

Stewart’s risk management program may not effectively assess, identify, and manage risks, which could negatively impact our business, financial condition and results of operations.

Stewart has an enterprise risk management (ERM) program to assess, identify, and manage risks. Our ERM program involves risk management policies and procedures that operate in various functions across our organization. The risk management function is overseen broadly by our cross-functional ERM committee, but the nature of our business requires us to also rely, to some degree, on localized risk mitigation efforts. This is particularly true with respect to certain risks inherent in the process of underwriting title insurance policies and providing certain related services, which may involve a significant degree of individual judgment. Although we have policies, procedures and tools in place to mitigate these and other identified risks, these aspects of our ERM may not be sufficient to address the risks inherent in our business. Additionally, while we regularly update and evaluate our risk management policies and procedures, our existing ERM program may not successfully identify and mitigate emerging risks to our business. If our ERM program does not adequately address the risks related to our business, our financial condition and results of operations may be adversely impacted.

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

We estimate our future loss payments (net of recoveries), and our assumptions about future losses may prove inaccurate. Provisions for policy losses on policies written within a given year are charged to income in the same year the related premium revenues are recognized. The amounts provided are based on reported claims, historical loss payment experience and the current legal and economic environment. Losses that are higher than anticipated are an indication that total losses for a given policy year may be higher than originally calculated. Changes in the total estimated future loss for prior policy years are recorded in the period in which the estimate changes. Claims are often complex and involve uncertainties as to the dollar amount and timing of individual payments. Claims are often paid many years after a policy is issued. From time-to-time, we experience large losses, including losses from independent agency defalcations, wire fraud, title policies that have been issued or worsening loss payment experience, any of which may require us to increase our title loss reserves. These events are unpredictable and may have a material adverse effect on our earnings.

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

It may become difficult to acquire necessary data used in our business, or we may experience increased costs related to acquiring and utilizing such data.

The nature of our business requires us to obtain and utilize certain data. Such data is often subject to laws and regulations that govern its use, which impose significant compliance burdens on us and the suppliers of such data. To the extent additional laws and regulations impacting the data we use are implemented, we may experience increased costs of compliance, and it could become more difficult for us to obtain such data in the future. Additionally, if we fail to adequately secure and store the data that we use, we may suffer reputational harm or become subject to litigation or regulatory action, which could have a material adverse effect on our business, financial condition and results of operations.

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
•approving or setting insurance premium rates;
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

We expect that cash flows from operations and cash available from our underwriters, subject to regulatory restrictions, will be sufficient to fund our operations, pay our claims and fund operational initiatives. To the extent that these funds are not sufficient, we may be required to borrow funds on less than favorable terms or seek funding from the equity market, which may be on terms that are dilutive to existing shareholders. Increases in interest rates also increase the costs associated with borrowing on our floating rate line of credit facility. Refer to Note 9 to our audited consolidated financial statements for details on our existing line of credit facility.

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

We maintain a substantial domestic and foreign investment portfolio, primarily consisting of fixed income debt securities and, to a lesser extent, equity securities. Our portfolio holdings are subject to certain economic and financial market risks, including credit risk, interest rate risk, foreign exchange rate risk and liquidity risk. Instability in credit markets and economic conditions can increase the risk of loss in our portfolio. Periodically, we assess the recoverability of the amortized cost of our debt securities investments. If the amortized cost of such investments exceeds the fair value, and we conclude the decline is other-than-temporary, we are required to record an impairment. The impairment could have a material adverse effect on our results of operations or financial condition.

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

Risk from cybersecurity threats
While Stewart regularly defends against, responds to and mitigates risks from IT systems and software vulnerabilities, broader cybersecurity threats and data security incidents, as of the date of this report, Stewart has not identified any cybersecurity threats that have materially affected or are reasonably anticipated to have a material effect on the organization, however, there can be no guarantee that we will not experience such an incident in the future. Stewart experienced no known material cyber breaches during the three-year period ending December 31, 2024. For additional information concerning Stewart’s risks related to cybersecurity, see Item 1A. Risk Factors.

Item 2. Properties

We currently sub-lease under a non-cancelable operating lease that expires at the end of the first quarter 2025, approximately 110,000 square feet of space in an office building in Houston, Texas, which is used for our corporate offices and for offices of several of our subsidiaries. Additionally, we previously executed a new lease agreement directly with the owner of the building that extends our occupancy of such office space from the second quarter 2025 through the year 2036. We also lease space at approximately 460 locations for business operations, administrative and technology centers. These additional locations include significant leased facilities in Arizona (Phoenix, Scottsdale and Tucson), New York (New York City), Colorado (Denver), Nevada (Las Vegas), Canada (Toronto), California (Roseville), and Georgia (Atlanta).

Our current leases expire through 2036 and we believe we will not have any difficulty obtaining renewals of leases as they expire or, alternatively, leasing comparable properties. The aggregate rent expense under all office leases was approximately $44.4 million in 2024.

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

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market and Holders Information. Our Common Stock is listed on the NYSE under the symbol “STC”. As of February 17, 2025, the number of stockholders of record was approximately 4,500 and the closing price of one share of our Common Stock was $68.54.

Stock Performance Graph. The following table and graph compares the yearly percentage change in our cumulative total stockholder return on Common Stock with the cumulative total return of the Russell 2000 Index and the Russell 2000 Financial Services Sector Index for the five years ended December 31, 2024. The presented information assumes that the value of the investment in our Common Stock and each index was $100 at December 31, 2019 and that all dividends were reinvested.

	2019	2020	2021	2022	2023	2024
Stewart	100.00	122.58	206.60	114.60	164.13	194.08
Russell 2000 Index	100.00	119.87	137.59	109.44	127.91	142.66
Russell 2000 Financial Services Sector Index	100.00	97.97	127.14	107.32	120.53	140.47

The performance graph above and the related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Exchange Act, as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

Dividend Policy. Our current dividend policy anticipates the payment of quarterly dividends in the future. The declaration and payment of dividends will be at the discretion of our Board of Directors and will be dependent upon our future earnings, financial condition and capital requirements, and will also be subject to certain regulatory restrictions on the ability of Guaranty to distribute dividends to is parent company. Refer to Liquidity and Capital Resources.

Stock Repurchases. There were no stock repurchases during 2024, except for repurchases of approximately 61,900 shares (aggregate purchase price of approximately $3.8 million) related to statutory income tax withholding on the annual vesting of employee restricted share grants.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)
MANAGEMENT'S OVERVIEW

Net income attributable to Stewart for the year 2024 was $73.3 million, or $2.61 per diluted share, compared to $30.4 million, or $1.11 per diluted share, in 2023. Pretax income before noncontrolling interests in 2024 was $114.3     million (4.6% pretax margin) compared to $60.9 million (2.7% pretax margin) in 2023. During 2024, total operating revenues increased 10% to $2.42 billion compared to $2.21 billion in 2023, while total expenses increased 8% to $2.38 billion, compared to $2.20 billion in 2023, primarily driven by higher revenues in title and real estate solutions services operations. Refer to "Results of Operations" for detailed year-to-year income statement discussions, and "Liquidity and Capital Resources" for an analysis of Stewart's financial condition.

For the fourth quarter 2024, we reported net income attributable to Stewart of $22.7 million ($0.80 per diluted share), compared to net income attributable to Stewart of $8.8 million ($0.32 per diluted share) for the fourth quarter 2023. Fourth quarter 2024 pretax income before noncontrolling interests was $35.4 million compared to pretax income before noncontrolling interests of $18.8 million for the prior year quarter.

Fourth quarter 2024 included $1.7 million of pretax net realized and unrealized gains, primarily related to net gains from fair value changes of equity security investments and an acquisition liability adjustment, partially offset by losses from a sale of an office and an investment impairment. Fourth quarter 2023 results included $4.8 million of pretax net realized and unrealized gains primarily driven by net gains on fair value changes of equity securities investments and an acquisition liability adjustment.

Title segment. Summary results of the title segment are as follows (in $ millions, except pretax margin and % change):

	For the Three Months Ended December 31,
	2024	2023	% Change

Operating revenues	562.7	503.0	12%
Investment income	14.5	13.0	12%
Net realized and unrealized gains	2.8	5.1	(46)%
Pretax income	45.2	27.3	65%
Pretax margin	7.8%	5.2%

Segment operating revenues in the fourth quarter 2024 increased $59.8 million, or 12%, driven by increased revenues from our direct and agency title operations, while total segment operating expenses increased $41.0 million, or 8%, compared to the fourth quarter 2023. Agency retention expenses in the fourth quarter 2024 increased $13.7 million, or 6%, consistent with the $16.6 million, or 6%, increase in gross agency revenues compared to the prior year quarter.

Total title segment employee costs and other operating expenses in the fourth quarter 2024 increased $27.1 million, or 11%, compared to the prior year quarter, primarily due to increased incentive compensation expenses related to higher title revenues, higher outside search expenses resulting from higher commercial revenues, and increased severance expenses, primarily related to an executive retirement announced in September 2024. As a percentage of operating revenues, total segment employee costs and other operating expenses slightly improved to 48.7% in the fourth quarter 2024 compared to 49.1% in the prior year quarter. Title loss expense in the fourth quarter 2024 was $20.7 million, which was comparable to the fourth quarter 2023, primarily as a result of our overall favorable claim experience offsetting the incremental title loss expense related to increased title revenues. As a percentage of title revenues, title loss expense was 3.7% in the fourth quarter 2024 compared to 4.1% in the prior year quarter.

Direct title revenue information is presented below (in $ millions, except % change):

	For the Three Months Ended December 31,
	2024	2023	% Change
Non-commercial
Domestic	162.5	153.8	6%
International	25.9	24.0	8%
	188.4	177.8	6%
Commercial:
Domestic	84.1	56.1	50%
International	11.1	6.5	71%
	95.2	62.6	52%
Total direct title revenues	283.6	240.4	18%

Total non-commercial domestic revenues in the fourth quarter 2024 improved by $8.7 million, or 6%, primarily due to increased total non-commercial domestic transactions compared to the fourth quarter 2023. Domestic commercial revenues in the fourth quarter 2024 increased by $28.0, or 50%, primarily due to a higher average transaction size and a 13% increase in commercial transactions compared to the prior year quarter. Fourth quarter 2024 average domestic commercial fee per file was $19,600, or 33% higher compared to $14,800 in the fourth quarter 2023, while average domestic residential fee per file was $2,900, which was 8% lower compared to $3,200 from the prior year quarter, primarily due to a lower purchase transaction mix during the fourth quarter 2024. Total international revenues in the fourth quarter 2024 increased by $6.5 million, or 21%, primarily due to higher transaction volumes compared to the prior year quarter.

Real estate solutions segment. Summary results of the real estate solutions segment are as follows (in $ millions, except pretax margin and % change):

	For the Three Months Ended December 31,
	2024	2023	% Change

Operating revenues	87.0	61.4	42%
Pretax income	0.9	1.4	(34)%
Pretax margin	1.1%	2.3%

The segment’s fourth quarter 2024 operating revenues improved $25.6 million, or 42%, primarily due to increased revenues from credit information and valuation management services operations compared to the fourth quarter 2023. On a combined basis, the segment's employee costs and other operating expenses increased $26.2 million, or 49%, primarily driven by higher vendor prices for credit information services and increased employee count in anticipation of new customers and related revenue. The segment's pretax income included acquisition intangible asset amortization expenses of $5.5 million and $5.8 million in the fourth quarters 2024 and 2023, respectively.

Corporate segment. The segment's fourth quarter 2024 results included net expenses attributable to corporate operations of $9.7 million, which were comparable to the prior year quarter, and a $1.1 million unrealized loss related to an investment impairment.

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

Title loss reserves
Provisions for title losses, as a percentage of title operating revenues, were 3.9%, 4.1% and 3.8% for the years ended December 31, 2024, 2023 and 2022, respectively. Actual loss payment experience, including the impact of large losses, is the primary reason for increases or decreases in our title loss provision. A 100 basis point change in the loss provisioning percentage, a reasonable scenario based on our historical loss experience, would have increased or decreased our provision for title losses, and affected pretax income by approximately $20.6 million for the year ended December 31, 2024.

We consider our actual claims payments (net of recoveries) and incurred loss experience, including the frequency and severity of claims, compared to our actuarial estimates of claims payments and incurred losses in determining whether our overall loss experience has improved or worsened relative to prior periods. We also consider the impact of economic or market factors on particular policy years to determine whether the results of those policy years are indicative of future expectations. In addition, large claims (those exceeding $1.0 million on a single claim), including large title losses due to independent agency defalcations, are analyzed and reserved for separately due to the potential higher dollar amount of loss, lower volume of claims reported and sporadic reporting of such claims. We evaluate the frequency and severity of large losses in determining whether our experience has improved or worsened. Our method for recording the reserves for title losses on both an interim and annual basis begins with the calculation of our current loss provision rate which is applied to our current premium revenues, resulting in a title loss expense for the period, except for large claims and escrow losses. This loss provision rate is set to provide for losses on current year policies and is primarily determined using moving average ratios of recent actual policy loss payment experience (net of recoveries) to premium revenues.

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

	2024	2023	2022
	(in $ millions)
Provisions – Known Claims:
Current year	15.3	16.9	20.2
Prior policy years	66.8	70.4	84.2
	82.1	87.3	104.4
Provisions – IBNR
Current year	56.1	49.9	75.2
Prior policy years	9.0	13.5	7.3
	65.1	63.4	82.5
Transferred IBNR to Known Claims	(66.8)	(70.4)	(84.2)
Total provisions	80.4	80.3	102.7

In 2024, total provisions for known claims decreased $5.2 million, or 6%, compared to 2023, primarily as a result of changes to existing large and non-large claims related to prior policy years, while total provisions - IBNR increased $1.7 million, or 3%, primarily due to increased title premiums in 2024. In 2023, total known claims provisions decreased by $17.1 million, or 16%, primarily as a result of changes to existing large and non-large claims related to prior policy years, while total provisions - IBNR decreased $19.1 million, or 23%, primarily due to lower title premiums compared to 2022. As a percentage of title operating revenues, current year provisions - IBNR were 2.7%, 2.6% and 3.8% in 2024, 2023 and 2022, respectively.

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

Large title losses due to independent agency defalcations typically occur when the independent agency misappropriates funds from escrow accounts under its control. Such losses are usually discovered when the independent agency fails to pay off an outstanding mortgage loan at closing (or immediately thereafter) from the proceeds of the new loan. These incurred losses are typically more severe in terms of dollar value compared with traditional title policy claims since the independent agency is often able, over time, to conceal misappropriations of escrow funds relating to more than one transaction through the constant volume of funds moving through its escrow accounts. In declining real estate markets, lower transaction volumes result in a lower incoming volume of funds, making it more difficult to cover up the misappropriations with incoming funds. Thus, when the defalcation is discovered, it often relates to several transactions. In addition, the overall decline in an independent agency’s revenues, profits and cash flows increases the agency’s incentive to improperly utilize the escrow funds from real estate transactions. For each of the three years ended December 31, 2024, our net title losses due to independent agency defalcations were not material.

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

For our annual goodwill impairment test for all our reporting units, we utilized the quantitative approach during 2024 and 2023 and concluded that there is no impairment of goodwill for any of our reporting units.

RESULTS OF OPERATIONS

We discuss in this section the consolidated results of operations for the years 2024 and 2023, as compared to each corresponding prior year. Factors contributing to fluctuations in our results of operations are presented in the order of their monetary significance, and significant changes are quantified, when necessary. Segment results are included in the discussions and are discussed separately, when relevant.

Industry data. Published U.S. mortgage interest rates and other selected residential housing data for the three years ended December 31, 2024 are shown below (amounts shown for 2024 are preliminary and subject to revision). The amounts below may not relate directly to or provide accurate data for forecasting our operating revenues or order counts. Our statements on home sales, mortgage interest rates and loan activity are based on averaged published industry data as of December 31, 2024 from sources including Fannie Mae and the Mortgage Bankers Association (MBA), when available.

	2024	2023	2022
Mortgage interest rates (30-year, fixed-rate) – %
Averages for the year	6.72	6.80	5.33
First quarter	6.75	6.36	3.79
Second quarter	6.99	6.49	5.24
Third quarter	6.51	7.04	5.58
Fourth quarter	6.65	7.29	6.69
Mortgage originations – $ billions	1,714	1,554	2,347
Refinancings – % of originations	25	18	31
Existing home sales – in millions	4.05	4.10	5.07
Existing home median sales price – in $ thousands	406	388	384
New home sales – in millions	0.70	0.67	0.64
New home median sales price – in $ thousands	423	427	456

After reaching a 23-year high of 7.79% during the fourth quarter 2023, the average 30-year mortgage interest rate dipped during 2024, influenced by several interest rate reductions by the federal government in late 2024. The average 30-year mortgage interest rate was 6.85% at the end of 2024, compared to 6.61% at the end of 2023. Total loan originations in 2024 improved 10% compared to 2023, primarily due to a 52% increase in refinancing transactions, with purchase lending volume improving by 1%. However, existing home sales in 2024 remained subdued, primarily as a result of continued relatively elevated interest rates, accompanied by low housing inventory, affordability challenges caused by rising home prices, and weather events in 2024.

Fannie Mae and MBA expect the 30-year mortgage interest rate in 2025 to average similar to 2024 and slightly improve to 6.40% in 2026. Total mortgage originations are expected to increase 18% in 2025 compared to 2024, with refinancing and purchase transactions increasing 41% and 10%, respectively, while existing and new homes sales are expected to improve to 4.21 million (4%) and 0.77 million (10%), respectively, compared to 2024.

Factors affecting revenues. Our primary business is title insurance and settlement-related services. We close transactions and issue title policies on homes, commercial and other real properties located in all 50 states, the District of Columbia and international markets through policy-issuing offices, agencies and centralized title services centers. Our real estate solutions operations include credit and real estate information services, valuation management services, online notarization and closing services, and search services. The corporate segment includes our parent holding company and centralized support services departments, along with other businesses not related to title or real estate solutions operations. Refer to Item 1. Business for details.

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
•demand by buyers;
•premium rates and related state regulations;
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

Title revenues. Direct title revenue information is presented below:

	Year Ended December 31			Change		Percent Change
	2024	2023	2022	2024 vs 2023	2023 vs 2022	2024 vs 2023	2023 vs 2022
	(in $ millions)			(in $ millions)
Non-commercial
Domestic	636.1	656.3	830.5	(20.2)	(174.2)	(3)%	(21)%
International	102.2	98.1	130.5	4.1	(32.4)	4%	(25)%
	738.3	754.4	961.0	(16.1)	(206.6)	(2)%	(21)%
Commercial:
Domestic	251.5	182.2	251.3	69.3	(69.1)	38%	(27)%
International	30.6	26.1	34.0	4.5	(7.9)	17%	(23)%
	282.1	208.3	285.3	73.8	(77.0)	35%	(27)%
Total direct title revenues	1,020.4	962.7	1,246.3	57.7	(283.6)	6%	(23)%

Direct title revenues in 2024 improved 6% compared to 2023, primarily driven by increased commercial revenues resulting from increased commercial transactions and higher average transaction size in 2024. Total non-commercial domestic revenues in 2024 declined 3% compared to 2023, primarily as a result of lower total residential transactions influenced by the continued elevated interest rates and weaker existing home sales in 2024. Purchase closed orders during 2024 declined 8%, partially offset by an 8% improvement in refinancing closed orders compared to 2023. Average domestic commercial fee per file in 2024 was $16,300, which was 34% higher compared to 2023, while average residential fee per file in 2024 was $3,000, which was 7% lower compared to 2023, primarily due to lower purchase transaction mix in 2024. Total international revenues in 2024 improved $8.6 million, 7%, primarily due to higher transaction volumes in our Canadian and Australian operations compared to 2023.

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

Closed and opened orders information is as follows:

	Year Ended December 31			Change		% Change
	2024	2023	2022	2024 vs 2023	2023 vs 2022	2024 vs 2023	2023 vs 2022
Opened Orders:
Commercial	15,167	14,203	20,202	964	(5,999)	7%	(30)%
Purchase	191,938	202,947	241,781	(11,009)	(38,834)	(5)%	(16)%
Refinance	71,274	64,418	98,663	6,856	(34,245)	11%	(35)%
Other	44,449	27,328	9,037	17,121	18,291	63%	202%
Total	322,828	308,896	369,683	13,932	(60,787)	5%	(16)%

Closed Orders:
Commercial	15,452	14,971	18,448	481	(3,477)	3%	(19)%
Purchase	135,471	147,528	184,652	(12,057)	(37,124)	(8)%	(20)%
Refinance	43,252	40,151	81,755	3,101	(41,604)	8%	(51)%
Other	34,577	17,612	8,071	16,965	9,541	96%	118%
Total	228,752	220,262	292,926	8,490	(72,664)	4%	(25)%

Gross revenues from independent agency operations (agency revenues) improved $57.2 million, or 6%, in 2024, while they decreased $480.3 million, or 33%, in 2023, compared to corresponding prior years, which were consistent with the performance of our direct title operations and trends of the overall real estate market during 2024 and 2023. Net agency revenues (which are net of agency retention) increased $5.9 million, or 3%, in 2024 and decreased $85.5 million, or 33%, in 2023, compared to respective prior periods, primarily consistent with the gross agency revenues trend. Refer further to the "Retention by agencies" discussion under Expenses below.

Title revenues by geographic location. The approximate amounts and percentages of consolidated title operating revenues for the last three years ended December 31, 2024 were as follows:

	Year Ended December 31			Percentages
	2024	2023	2022	2024	2023	2022
	(in $ millions)
Texas	315	305	448	16%	16%	17%
New York	206	195	284	10%	10%	10%
International	141	131	176	7%	7%	6%
Ohio	123	96	105	6%	5%	4%
California	93	89	133	5%	5%	5%
Pennsylvania	87	77	77	4%	4%	3%
Florida	85	85	135	4%	4%	5%
All others	1,014	971	1,355	48%	49%	50%
	2,064	1,949	2,713	100%	100%	100%

Real estate solutions and other revenues. Real estate solutions and other revenues are primarily comprised of revenues generated by our real estate solutions operations. These revenues also included $39.2 million of 2022 revenues generated by a real estate brokerage company which was sold in the second quarter 2022. Excluding the real estate brokerage company, real estate solutions revenues increased $95.0 million, or 36%, in 2024 compared to 2023, primarily due to increased revenues from our credit information and valuation management services operations, while these revenues decreased $33.1 million, or 11%, in 2023 compared to 2022, primarily due to the slow market activity influenced by higher interest rates.

Investment income. Investment income improved $10.2 million, or 23%, and $22.7 million, or 101%, in 2024 and 2023, respectively, compared to the corresponding prior periods, primarily due to higher interest income resulting from earned interest from eligible escrow balances which started mid-2023. Higher interest rates also contributed to the increased investment income in 2023 compared to 2022. Refer to Note 6 to our audited consolidated financial statements for additional details.

Net realized and unrealized gains. Refer to Note 6 to our audited consolidated financial statements for details.

Expenses. Our employee costs and certain other operating expenses are sensitive to inflation. An analysis of expenses is shown below:

	Year Ended December 31			Change*		% Change
	2024	2023	2022	2024 vs 2023	2023 vs 2022	2024 vs 2023	2023 vs 2022
	(in $ millions)			(in $ millions)
Amounts retained by independent agencies	864.8	813.5	1,208.3	51.3	(394.8)	6%	(33)%
As a % of agency revenues	82.9%	82.5%	82.4%
Employee costs	745.4	712.8	802.0	32.6	(89.2)	5%	(11)%
As a % of operating revenues	30.8%	32.2%	26.3%
Other operating expenses	604.0	507.7	648.0	96.3	(140.3)	19%	(22)%
As a % of operating revenues	24.9%	22.9%	21.3%
Title losses and related claims	80.4	80.3	102.7	0.1	(22.4)	—%	(22)%
As a % of title revenues	3.9%	4.1%	3.8%
*Amounts change may not add due to rounding.

Retention by agencies. Amounts retained by title agencies are based on agreements between agencies and our title underwriters. Amounts retained by independent agencies, as a percentage of revenues generated by them, averaged 82.9%, 82.5% and 82.4% during each of the three years ended December 31, 2024. The average retention rate slightly increased in 2024, primarily as a result of increased revenues from states with relatively higher retention rates in 2024. The average retention percentage may vary from period to period due to the geographical mix of agency operations, the volume of title revenues and, in some states, laws or regulations. Due to the variety of such laws or regulations, as well as competitive factors, the average retention rate can differ significantly from state to state. In addition, a high proportion of our independent agencies are in states with retention rates greater than 80%. We continue to focus on increasing profit margins in every state, increasing premium revenue in states where remittance rates are above 20%, and maintaining the quality of our agency network, which we believe to be the industry’s best, in order to mitigate claims risk and drive consistent future performance. While market share is important in our agency operations channel, it is not as important as margins, risk mitigation and profitability.

Selected cost ratios (by selected segment). The following table shows employee costs and other operating expenses as a percentage of operating revenues for each of the title and real estate solutions segments for the years ended December 31:

	Employee Costs			Other Operating Expenses
	2024	2023	2022	2024	2023	2022
Title	32.8%	33.3%	27.1%	16.5%	16.4%	14.8%
Real estate solutions	15.2%	18.7%	17.0%	72.2%	68.2%	68.8%

Employee costs. Consolidated employee costs in 2024 increased $32.6 million, or 5%, compared to 2023, primarily driven by increased incentive compensation on overall improved revenues and higher salaries and benefits expenses on higher average employee count in 2024. Consolidated employee costs in 2023 decreased $89.2 million, or 11%, compared to 2022, primarily driven by lower salaries and benefits expenses, temporary labor and overtime costs, and incentive compensation resulting from lower average employee count and transaction volumes in 2023.

Our total employee counts at December 31, 2024, 2023 and 2022 were approximately 7,000, 6,800 and 7,100, respectively. Average cost per employee for 2024 increased 6% compared to 2023, primarily driven by higher incentive compensation and benefits expenses, while it decreased 2% in 2023 compared to 2022, primarily due to lower incentive compensation, temporary labor and overtime costs driven by reduced 2023 transaction volumes.

Employee costs in 2024 for the title and real estate solutions segments increased $28.5 million, or 4%, and $5.3 million, or 11%, respectively, primarily driven by higher average employee counts and increased incentive compensation compared to 2023. Employee costs in 2023 for the title and real estate solutions segments decreased $86.9 million, or 12%, and $1.1 million, or 2%, respectively, compared to 2022, primarily driven by lower average employee counts and transaction volumes in 2023.

Other operating expenses. Other operating expenses include costs that are primarily fixed in nature, costs that follow, to varying degrees, changes in transaction volumes and revenues (variable costs) and costs that fluctuate independently of revenues (independent costs). Costs that are primarily fixed in nature include rent and other occupancy expenses, equipment rental, insurance, repairs and maintenance, technology costs, telecommunications and title plant expenses. Variable costs include appraiser and service expenses related to real estate solutions operations, outside search fees, attorney fee splits, credit losses (on receivables), copy supplies, delivery fees, postage, premium taxes and title plant maintenance expenses. Independent costs include general supplies, litigation defense, business promotion and marketing, and travel.

Consolidated other operating expenses in 2024 increased $96.3 million, or 19%, primarily driven by increased transactions from commercial services and real estate solutions operations compared to 2023, while other operating expenses in 2023 decreased $140.3 million, or 22%, primarily due to reduced transaction volumes in 2023 compared to 2022. Total other operating expenses, as a percentage of total operating revenues (other operating expenses ratio), were 24.9%, 22.9% and 21.3% during 2024, 2023 and 2022, respectively, with the higher other operating expenses ratios in 2024 and 2023 primarily driven by the increased size of our real estate solutions operations which typically have higher other operating expenses.

During 2024, total variable costs increased $99.5 million, or 37%. compared to 2023, primarily driven by higher appraiser and service expenses and outside search expenses resulting from improved revenues from real estate solutions and commercial services, respectively. Costs that are primarily fixed in nature in 2024 were comparable with 2023, while independent costs decreased $3.1 million, or 5%, primarily due to lower office closure and litigation settlement expenses, partially offset by higher business promotion and marketing, and travel costs.

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

Title losses. Provisions for title losses, as a percentage of title operating revenues, were 3.9%, 4.1% and 3.8% in 2024, 2023 and 2022, respectively. The title loss ratio in any given year can be significantly influenced by changes in new large claims incurred, escrow losses and adjustments to reserves for existing large claims. We continue to manage and resolve large claims prudently and in keeping with our commitments to our policyholders.

Title losses in 2024 were $80.4 million, which was comparable to 2023, primarily due to the effect of higher title premiums being offset by overall favorable claim experience in 2024. Title losses in 2023 decreased $22.5 million, or 22%, compared to the previous year, primarily as a result of lower title premiums in 2023. Title losses paid were $85.4 million, $104.3 million and $93.1 million in 2024, 2023 and 2022, respectively. Total claims payments in 2024 decreased $18.9 million, or 18%, compared to 2023, primarily due to decreased payments for both large and non-large claims related to prior policy years, while total claims in 2023 increased $11.2 million, or 12%, compared to 2022, primarily as a result of increase in payments for non-large claims related to prior policy years. Claims payments made on large title claims, net of insurance recoveries, during 2024, 2023 and 2022 were $14.9 million, $26.3 million and $23.1 million, respectively.

Our liability for estimated title losses as of December 31, 2024 and 2023 comprises both known claims and our IBNR. Known claims reserves are reserves related to actual losses reported to us. Our reserve for known claims comprises both claims related to title insurance policies as well as losses arising from escrow closing and funding operations due to fraud or error (which are recognized as expense when discovered). The amount of the reserve represents the aggregate, non-discounted future payments (net of recoveries) that we expect to incur on policy and escrow losses and in costs to settle claims.

Total title policy loss reserve balances at December 31 were as follows:

	2024	2023
	(in $ millions)
Known claims	66.9	70.2
IBNR	444.6	458.1
Total estimated title losses	511.5	528.3

The actual timing of estimated title loss payments may vary since claims, by their nature, are complex and paid over long periods of time. Based on historical payment patterns, approximately 85% of the outstanding loss reserves are paid out within eight years. As a result, the estimate of the ultimate amount to be paid on any claim may be modified over that time period. Due to the inherent uncertainty in predicting future title policy losses, significant judgment is required by both our management and our third party actuaries in estimating reserves. As a consequence, our ultimate liability may be materially greater or less than current reserves and/or our third party actuary’s calculated estimates. As of December 31, 2024 and 2023, our reserve balance was above the actuarial midpoint of total estimated policy loss reserves. Refer to Note 10 (Estimated title losses) to our audited consolidated financial statements for details.

Depreciation and amortization. Depreciation and amortization expense in 2024 decreased $0.8 million, or 1%, compared to 2023, primarily due to lower acquisition intangible amortization expenses resulting from several assets becoming fully amortized, partially offset by increased depreciation expenses related to new internal-use systems placed into operation. Depreciation and amortization expense in 2023 increased $5.3 million, or 9%, compared to 2022, primarily due to increased depreciation expenses related to internal-use systems placed into operation starting in late 2022. Acquisition intangible asset amortization expenses in 2024, 2023 and 2022 were $32.1 million, $34.6 million and $33.0 million, respectively.

Income taxes. Our effective tax rates for 2024, 2023 and 2022 were 26%, 33% and 24%, respectively, based on income before taxes (after deducting noncontrolling interests) of $99.5 million, $45.7 million and $213.2 million, respectively. The higher effective tax rate for 2023 was primarily due to the effect of non-deductible expenses on lower pretax income and higher foreign income contribution (which is taxed at a higher rate than domestic income) in 2023. Refer to Note 7 to our audited consolidated financial statements for details on the effective tax rates and income tax accounts.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources reflect our ability to generate cash flow to meet our obligations to shareholders, customers (payments to satisfy claims on title policies), vendors, employees, lenders and others. As of December 31, 2024, our total cash and investments, including amounts reserved pursuant to statutory requirements, aggregated $926.6 million. Of our total cash and investments at December 31, 2024, $523.4 million ($259.1 million, net of statutory reserves) was held in the United States (U.S.) and the rest internationally, principally in Canada.

As a holding company, the parent company is funded principally by cash from its subsidiaries' earnings in the form of dividends, operating and other administrative expense reimbursements and pursuant to intercompany tax sharing agreements. Cash held at the parent company and its unregulated subsidiaries (which totaled $32.1 million at December 31, 2024) is available for funding the parent company's operating expenses, interest payments on debt and dividend payments to common stockholders. The parent company also receives distributions from Guaranty, its regulated title insurance underwriter, to meet cash requirements for acquisitions and other strategic investments.

A substantial majority of our consolidated cash and investments as of December 31, 2024 was held by Guaranty and its subsidiaries. The use and investment of these funds, dividends to the parent company, and cash transfers between Guaranty and its subsidiaries and the parent company are subject to certain legal and regulatory restrictions. In general, Guaranty uses its cash and investments in excess of its legally-mandated statutory premium reserve (established in accordance with requirements under Texas law) to fund its insurance operations, including claims payments. Guaranty may also, subject to certain limitations, provide funds to its subsidiaries (whose operations consist principally of field title offices and real estate solutions operations) for their operating and debt service needs.

We maintain investments in accordance with certain statutory requirements for the funding of statutory premium reserves. Statutory premium reserves are required to be fully funded and invested in high-quality securities and short-term investments. Statutory reserve funds are not available for current claims payments, which must be funded from current operating cash flow. Included in investments in debt and equity securities are statutory reserve funds of approximately $535.5 million at December 31, 2024. In addition, included within cash and cash equivalents are statutory reserve funds of approximately $9.5 million at December 31, 2024. Although these cash statutory reserve funds are not restricted or segregated in depository accounts, they are required to be held pursuant to state statutes. If the Company fails to maintain minimum investments or cash and cash equivalents sufficient to meet statutory requirements, the Company may be subject to fines or other penalties, including potential revocation of its business license. As of December 31, 2024, our known claims reserve totaled $66.9 million and our estimate of claims that may be reported in the future, under U.S. generally accepted accounting principles, totaled $444.6 million. In addition to this, we had cash and investments (excluding equity method investments) of $289.2 million which are available for underwriter operations, including claims payments.

The ability of Guaranty to pay dividends to its parent is governed by Texas insurance law. The Texas Department of Insurance (TDI) must be notified of any dividend declared, and any dividend in excess of the greater of the statutory net operating income or 20% of surplus (which was approximately $173.0 million as of December 31, 2024) would be, by regulation, considered extraordinary and subject to pre-approval by the TDI (see Note 3 to our audited consolidated financial statements for details). Also, the Texas Insurance Commissioner may raise an objection to a planned distribution during the notification period. Guaranty’s actual ability or intent to pay dividends to its parent may be constrained by business and regulatory considerations, such as the impact of dividends on surplus and liquidity, which could affect its ratings and competitive position, the amount of insurance it can write and its ability to pay future dividends. Guaranty paid $30.0 million in dividends to its parent during 2024, while it paid no dividends during 2023.

Contractual obligations. Our material contractual obligations at December 31, 2024 are composed primarily of our unsecured senior notes (and the related semi-annual interest payments), operating leases, and reserves for estimated title losses. Refer to Note 9 (Notes payable) and Note 14 (Leases) to our audited consolidated financial statements for details on the unsecured senior notes and operating leases, respectively. Refer to the Note 10 (Estimated title losses) to our audited consolidated financial statements and the Title losses section under Results of Operations for details on title losses.

Cash flows. As the parent company conducts no operations apart from its wholly-owned subsidiaries, the discussion below focuses on consolidated cash flows. Refer to the Consolidated statements of cash flows in the audited consolidated financial statements.

	2024	2023	2022
	(in $ millions)
Net cash provided by operating activities	135.6	83.0	191.9
Net cash used by investing activities	(87.3)	(30.0)	(300.7)
Net cash used by financing activities	(61.0)	(69.1)	(123.2)

Operating activities. Our principal sources of cash from operations are premiums on title policies and revenue from title service-related transactions, real estate solutions and other operations. Our independent agencies remit cash to us net of their contractual retention. Our principal cash expenditures for operations are employee costs, operating costs and title claims payments.

Net cash provided by operations in 2024 increased by $52.6 million compared to 2023, primarily due to higher net income and lower payments on claims, while net cash provided by operations in 2023 declined by $108.8 million compared to the prior year, primarily due to the lower net income and higher payments on claims. Although our business is labor intensive, we are focused on a cost-effective, scalable business model which includes utilization of technology, centralized back and middle office functions and business process outsourcing. We continue to thoughtfully manage expenses, especially in light of the current slow residential real estate market due to elevated mortgage interest rates, specifically focusing on lowering unit costs of production and improving operating margins in our direct title and real estate solutions operations. Our plans to improve margins include additional automation of manual processes, further consolidation of our various systems and production operations, and full integration of acquisitions. We continue to invest in the technology necessary to accomplish these goals.

Investing activities. Cash used and provided by investing activities is primarily driven by proceeds from matured and sold investments, purchases of investments, capital expenditures and acquisition of businesses. During 2024, 2023 and 2022, total proceeds from securities investments sold and matured were $130.6 million, $132.2 million and $103.8 million, respectively; while cash used for purchases of securities investments was $121.5 million, $78.0 million and $207.5 million, respectively.

We used $14.4 million, $25.1 million and $142.9 million of cash during 2024, 2023 and 2022, respectively, for acquisitions of various title and real estate solutions businesses, consistent with our strategy of increasing scale, growth in key markets and broader technology and service offerings. We used $40.5 million, $37.8 million and $47.9 million of cash for purchases of property and equipment and other long-lived assets during 2024, 2023 and 2022, respectively, while we used cash of $31.6 million and $1.0 million during 2024 and 2023, respectively, for cost-basis and other investments. We maintain investment in capital expenditures at a level that enables us to implement technologies for increasing our operational and back-office efficiencies and to pursue growth in key markets.

Financing activities and capital resources. Total debt and stockholders’ equity were $445.8 million and $1.4 billion, respectively, as of December 31, 2024. As of December 31, 2024, our total debt-to-equity and debt-to-capitalization ratios, excluding short-term loan agreements in connection with our Section 1031 tax-deferred property exchange (Section 1031) business, were approximately 32% and 24%, respectively.

During 2024, 2023 and 2022, payments on notes payable of $3.4 million, $5.7 million and $74.3 million, respectively, and notes payable additions of $3.4 million, $3.5 million and $39.5 million, respectively, were related to our Section 1031 business, which had an outstanding balance of $0.2 million at December 31, 2024. As of December 31, 2024, the outstanding balance of our Senior Notes was $445.7 million, while we have an unused $197.5 million borrowing capacity on our existing line of credit facility (refer to Note 9 to our audited consolidated financial statements for details).

During 2024, we paid dividends of $1.95 per common share, compared to $1.85 and $1.65 per common share paid during 2023 and 2022, respectively. Beginning in the third quarter 2024, our annual cash dividend was increased to $2.00 per share. In aggregate, we paid total dividends of $53.9 million, $50.5 million and $44.7 million in 2024, 2023 and 2022, respectively.

Effect of changes in foreign currency rates. The effect of changes in foreign currency rates on the consolidated statements of cash flows was a net (decrease) increase in cash and cash equivalents of $(4.5 million), $1.0 million and $(5.5 million) in 2024, 2023 and 2022, respectively. Our primary foreign currencies are the Canadian dollar and British pound, and, relative to the U.S. dollar, the value of the Canadian dollar and British pound generally declined in 2024 and 2022, while it appreciated during 2023.

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

In 2024, net unrealized investment gains of $6.6 million, net of taxes, which decreased our other comprehensive loss, were primarily related to net increases in the fair values of our corporate and foreign bond securities investments, primarily influenced by the federal government's reduction of interest rates. Also in 2024, we recorded foreign currency translation losses of $14.8 million, net of taxes, which increased our other comprehensive loss, which was primarily driven by the decline in value of the Canadian dollar and British pound against the U.S. dollar.

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

The material market risk in our investments in financial instruments is related to our debt securities investments, which represent approximately 88% of our total securities investment portfolio at December 31, 2024, with the remainder invested in equity securities. We invest primarily in corporate, foreign, municipal and U.S. government debt securities. We do not invest in financial instruments of a derivative or hedging nature. We have established policies and procedures to minimize our exposure to changes in the fair values of our investments. These policies include retaining an investment advisory firm, an emphasis upon credit quality, management of portfolio duration, maintaining or increasing investment income through high coupon rates and actively managing our risk profile and security mix depending upon market conditions. We have classified all of our debt securities investments as available-for-sale.

Investments in debt securities at December 31, 2024 mature, according to their contractual terms, as follows (actual maturities may differ because of call or prepayment rights):

	Amortized costs	Fair values
	(in $ thousands)
In one year or less	68,529	68,198
After one year through two years	122,551	120,545
After two years through three years	78,785	76,727
After three years through four years	80,281	77,945
After four years through five years	53,690	53,483
After five years	195,451	189,717
	599,287	586,615

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

Based on our foreign debt securities portfolio and foreign currency exchange rates at December 31, 2024, a 100 basis-point increase (decrease) in foreign currency exchange rates would result in an increase (decrease) of approximately $3.0 million in the fair value of our foreign debt securities portfolio. We do not currently employ hedging strategies with respect to foreign currency risk as we do not consider this risk as material to the Company. In addition, our international businesses conduct substantially all of their operations in their respective local currencies. Changes in foreign currency exchange rates may affect the fair value of the debt securities portfolio and may result in unrealized gains or losses.

Based on our debt securities portfolio and interest rates at December 31, 2024, a 100 basis-point increase (decrease) in interest rates would result in a decrease (increase) of approximately $20.1 million, or 3.4%, in the fair value of our debt securities portfolio. Changes in interest rates may affect the fair value of the debt securities portfolio and may result in unrealized gains or losses.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management's annual report on internal control over financial reporting. Our principal executive officer and principal financial officer are responsible for establishing and maintaining disclosure controls and procedures. They evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2024 and have concluded that, as of such date, our disclosure controls and procedures are adequate and effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) and 15d-15(f)). Our internal control over financial reporting is a process, under the supervision of our principal executive officer and principal financial officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this assessment, management believes that, as of December 31, 2024, our internal control over financial reporting is effective based on those criteria.

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

Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As a result, no corrective actions were required or undertaken.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Company has adopted an insider trading policy governing the purchase, sale and/or other dispositions of the Company’s securities that applies to all directors, officers, employees and certain other persons. A copy of the Company’s insider trading policy is filed as Exhibit 19.1 to this Report. Additional information regarding our directors and management team, including our insider trading policy, will be included in our proxy statement for our 2025 Annual Meeting of Stockholders which will be filed within 120 days after December 31, 2024 (Proxy Statement), and is incorporated in this report by reference.

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
Amended and Restated Employment Agreement, effective December 3, 2024, by and between the Registrant and Frederick Eppinger (incorporated by reference in this report from Exhibit 10.1 of the Current Report on Form 8-K filed December 3, 2024)

Exhibit
10.3†
Employment Agreement entered as of December 27, 2022 and effective as of January 1, 2023, by and between the Registrant and Elizabeth Giddens (incorporated by reference in this report from Exhibit 10.2 of the Quarterly Report on Form 10-Q filed August 6, 2024)

10.4†	—
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

10.7†	—	First Amendment to the Stewart Information Services Corporation 2020 Incentive Plan (incorporated by reference in this report from Exhibit 10.1 of the Current Report on Form 8-K filed May 9, 2024)
10.8†	—
Form of 2024 Stock Unit Award Agreement, effective March 26, 2024, by and between the Registrant and its executive officers (incorporated by reference in this report from Exhibit 10.1 of the Quarterly Report on Form 10-Q filed May 7, 2024)

10.9†	—
Form of 2024 Restricted Stock Unit Agreement, effective March 26, 2024, by and between the Registrant and its executive officers (incorporated by reference in this report from Exhibit 10.2 of the Quarterly Report on Form 10-Q filed May 7, 2024)

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

10.12†	—
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

10.15	—
Stewart Information Services Corporation 2020 Employee Stock Purchase Plan (incorporated by reference herein from Appendix 2 to the Registrant’s definitive proxy statement on Schedule 14A filed on April 24, 2020)

14.1*	—	Code of Ethics for Chief Executive Officers, Principal Financial Officer and Principal Accounting Officer
19.1*	—	Securities Trading and Investment Policy of the Registrant
21.1*	—	Subsidiaries of the Registrant at December 31, 2024
23.1*	—	Consent of KPMG LLP
31.1*	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit
97.1*	—	Compensation Recoupment Policy of the Registrant (incorporated by reference in this report from Exhibit 97.1 of the Annual Report on Form 10-K for the year ended December 31, 2023)
101.INS*	—	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	—	XBRL Taxonomy Extension Schema Document
101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	—	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document
104*	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Date: February 28, 2025

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

Date: February 28, 2025

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Stewart Information Services Corporation:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Stewart Information Services Corporation and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income and comprehensive income, cash flows, and equity for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement schedules I to II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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

Evaluation of the liability for estimated title losses
As discussed in notes 1E and 10 to the consolidated financial statements, the liability for estimated title losses represents the aggregate future payments (net of recoveries) that the Company expects to make on title insurance policy losses and certain costs to settle claims that have been incurred as of the balance sheet date. The Company calculates the liability for estimated title losses by adjusting the prior period’s ending reserve balance for the current year provision for estimated title losses and actual claim payments. The Company calculates the current year provision for estimated title losses by determining current period loss provision rates and applying them to the Company’s current premiums, except for large claims and escrow losses, which are considered separately. Management analyzes the difference between the internally-calculated liability for estimated title losses and a third-party actuarially-derived liability. Factors considered as part of this analysis include actual claim payments and incurred loss experience, including the frequency and severity of claims, compared to actuarial estimates of claim payments and incurred losses, as well as the impact of the economic and real estate market environment on particular policy years. As of December 31, 2024, the balance of the liability for estimated title losses was $512 million.
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
Valuation of goodwill for certain reporting units
As discussed in notes 1L and 8 to the consolidated financial statements, the goodwill balance as of December 31, 2024, was $1,084 million. The Company reviews goodwill for impairment annually and whenever occurrences of events indicate a potential impairment at the reporting unit level. Reporting unit fair values are determined using a combination of an income approach (discounted cash flow model) and a market approach (guideline public company method).
We identified the assessment of goodwill impairment for certain reporting units as a critical audit matter because a high degree of subjective auditor judgment was required to evaluate certain assumptions used in the fair value determinations of certain reporting units (performed on two out of the four reporting units). Specifically, evaluation of the forecasted revenue growth rates and the discount rate assumptions used to estimate fair values of certain reporting units were challenging to test as they involved subjective projections of future market and economic conditions that were sensitive to variation. Minor changes to those assumptions could have had a significant effect on the Company’s assessment of the carrying value of the goodwill. Additionally, the audit effort associated with these assumptions required specialized skills and knowledge.
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
February 28, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Stewart Information Services Corporation:

Opinion on Internal Control Over Financial Reporting
We have audited Stewart Information Services Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income and comprehensive income, cash flows, and equity for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement schedules I to II (collectively, the consolidated financial statements), and our report dated February 28, 2025 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Houston, Texas
February 28, 2025

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2024	2023	2022
	(in $ thousands, except per share amounts)
Revenues
Title revenues:
Direct operations	1,020,380	962,674	1,246,258
Agency operations	1,043,173	985,989	1,466,243
Real estate solutions and other	358,559	263,577	335,850
Operating revenues	2,422,112	2,212,240	3,048,351
Investment income	55,370	45,135	22,421
Net realized and unrealized gains (losses)	12,937	(34)	(1,476)
	2,490,419	2,257,341	3,069,296
Expenses
Amounts retained by agencies	864,807	813,519	1,208,307
Employee costs	745,405	712,794	802,001
Other operating expenses	603,959	507,701	648,022
Title losses and related claims	80,411	80,282	102,733
Depreciation and amortization	61,612	62,447	57,178
Interest	19,914	19,737	18,403
	2,376,108	2,196,480	2,836,644
Income before taxes and noncontrolling interests	114,311	60,861	232,652
Income tax expense	(26,155)	(15,263)	(50,864)
Net income	88,156	45,598	181,788
Less net income attributable to noncontrolling interests	14,846	15,159	19,483
Net income attributable to Stewart	73,310	30,439	162,305

Net income	88,156	45,598	181,788
Other comprehensive (loss) income, net of taxes:
Foreign currency translation adjustments	(14,807)	5,277	(14,939)
Change in net unrealized gains and losses on investments	5,521	10,461	(35,416)
Reclassification adjustment for realized gains and losses on investments	1,104	390	(1,241)
Other comprehensive (loss) income, net of taxes	(8,182)	16,128	(51,596)
Comprehensive income	79,974	61,726	130,192
Less comprehensive income attributable to noncontrolling interests	14,846	15,159	19,483
Comprehensive income attributable to Stewart	65,128	46,567	110,709

Basic average shares outstanding (000)	27,628	27,293	27,055
Basic earnings per share attributable to Stewart	2.65	1.12	6.00
Diluted average shares outstanding (000)	28,129	27,520	27,347
Diluted earnings per share attributable to Stewart	2.61	1.11	5.94
See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2024	2023
	(in $ thousands except share amounts)
Assets
Cash and cash equivalents	216,298	233,365
Short-term investments	41,199	39,023
Investments in debt and equity securities, at fair value:
Debt securities (amortized cost of $599,287 and $631,294, respectively)	586,615	610,236
Equity securities	82,484	69,700
	669,099	679,936
Receivables:
Premiums from agencies	36,753	38,676
Trade and other	87,671	75,706
Income taxes	3,100	3,535
Notes	20,964	14,570
Allowance for credit losses	(7,725)	(7,583)
	140,763	124,904
Property and equipment, at cost:
Land	2,545	2,545
Buildings	19,836	19,219
Furniture and equipment	245,432	234,370
Accumulated depreciation	(180,200)	(173,799)
	87,613	82,335
Operating lease assets	102,210	115,879
Title plants, at cost	74,862	73,359
Investments in investees, on an equity method basis	4,581	4,220
Goodwill	1,084,139	1,072,129
Intangible assets, net of amortization	173,075	193,196
Deferred tax assets, net	4,827	3,776
Other assets	131,479	80,739
	2,730,145	2,702,861
Liabilities
Notes payable	445,841	445,290
Accounts payable and accrued liabilities	214,580	190,054
Operating lease liabilities	118,835	135,654
Estimated title losses	511,534	528,269
Deferred tax liabilities, net	28,266	25,045
	1,319,056	1,324,312
Contingent liabilities and commitments
Stockholders’ equity
Common Stock – $1 par, authorized 51,500,000; issued 28,115,852 and 27,722,388; outstanding 27,763,691 and 27,370,227, respectively	28,117	27,723
Additional paid-in capital	330,604	310,728
Retained earnings	1,089,484	1,070,841
Accumulated other comprehensive loss:
Foreign currency translation adjustments	(33,386)	(18,579)
Net unrealized losses on debt securities investments	(10,011)	(16,636)
Treasury stock – 352,161 common shares, at cost, for both 2024 and 2023 (including 145,820 shares held by a subsidiary)	(2,666)	(2,666)
Total stockholders’ equity attributable to Stewart	1,402,142	1,371,411
Noncontrolling interests	8,947	7,138
Total stockholders’ equity	1,411,089	1,378,549
	2,730,145	2,702,861

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2024	2023	2022
	(in $ thousands)
Reconciliation of net income to cash provided by operating activities:
Net income	88,156	45,598	181,788
Adjustments for:
Depreciation and amortization	61,612	62,447	57,178
Provision for credit losses on receivables	2,214	2,425	824
Net realized and unrealized (gains) losses	(12,937)	34	1,476
Amortization of net premium on debt securities investments	(792)	486	2,162
Payments for title losses (in excess of) less than provisions	(5,010)	(24,035)	9,635
Adjustments for insurance recoveries of title losses	208	(208)	220
(Increase) decrease in receivables – net	(12,054)	(5,355)	10,154
(Increase) decrease in other assets – net	(17,529)	3,178	2,503
Increase (decrease) in payables and accrued liabilities – net	13,325	(6,432)	(87,502)
Change in net deferred income taxes	4,487	(6,772)	293
Net income from equity investees	(1,759)	(1,071)	(3,257)
Dividends received from equity investees	1,443	1,408	3,659
Stock-based compensation expense	13,564	10,920	12,282
Other – net	681	419	445
Cash provided by operating activities	135,609	83,042	191,860
Investing activities:
Proceeds from sales of investments in securities	36,582	60,457	66,695
Proceeds from matured investments in debt securities	94,003	71,753	37,089
Purchases of investments in securities	(121,498)	(78,017)	(207,512)
Net purchases of short-term investments	(4,736)	(14,275)	(7,220)
Purchases of property and equipment	(40,468)	(37,791)	(47,948)
Net cash paid for acquisition of businesses	(14,383)	(25,100)	(142,859)
Increase in notes receivable	(8,320)	(8,040)	(6,780)
Purchases of cost-basis and other investments	(31,593)	(1,015)	(69)
Other – net	3,150	2,059	7,939
Cash used by investing activities	(87,263)	(29,969)	(300,665)
Financing activities:
Proceeds from notes payable	3,387	3,538	39,499
Payments on notes payable	(3,378)	(5,776)	(76,486)
Purchase of remaining interest of consolidated subsidiaries	—	—	(3,838)
Cash dividends paid	(53,916)	(50,523)	(44,672)
Distributions to noncontrolling interests	(13,091)	(16,135)	(20,640)
Payment of acquisition contingent consideration	(720)	(3,390)	(19,764)
Repurchases of Common Stock	(3,844)	(1,783)	(3,262)
Proceeds from stock option and employee stock purchase plan exercises	10,550	4,970	5,828
Other - net	54	—	115
Cash used by financing activities	(60,958)	(69,099)	(123,220)
Effects of changes in foreign currency exchange rates	(4,455)	1,024	(5,527)
Net change in cash and cash equivalents	(17,067)	(15,002)	(237,552)
Cash and cash equivalents at beginning of year	233,365	248,367	485,919
Cash and cash equivalents at end of year	216,298	233,365	248,367

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2024	2023	2022
	(in $ thousands)
Supplemental information:
Net changes in financial statement amounts due to acquisition of businesses and purchase accounting adjustments:
Goodwill acquired (adjusted)	12,853	(706)	149,436
Intangible assets acquired	12,000	28,710	12,621
Receivables and other assets acquired	37	296	8,038
Fixed assets and title plants (adjusted) acquired	—	(225)	669
Liabilities recognized	(10,507)	(2,975)	(27,760)
Noncontrolling interests recognized	—	—	(145)
Net cash paid for acquisition of businesses	14,383	25,100	142,859
Income taxes paid, net	25,766	5,345	60,088
Interest paid	17,460	17,169	17,398
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock	Additional paid-in capital	Accumulated other comprehensive (loss) income	Retained Earnings	Treasury stock	Noncontrolling interests	Total
	(in $ thousands)
Balances at January 1, 2022	27,246	282,376	253	974,800	(2,666)	12,726	1,294,735
Net income attributable to Stewart	—	—	—	162,305	—	—	162,305
Dividends on Common Stock ($1.65 per share)	—	—	—	(45,289)	—	—	(45,289)
Stock-based compensation	164	12,118	—	—	—	—	12,282
Stock option and employee stock purchase plan exercises	124	5,704	—	—	—	—	5,828
Stock repurchases	(51)	(3,211)	—	—	—	—	(3,262)
Purchase of remaining interest of consolidated subsidiary	—	(126)	—	—	—	(3,712)	(3,838)
Change in net unrealized gains and losses on investments, net of taxes	—	—	(35,416)	—	—	—	(35,416)
Reclassification adjustment for realized gains and losses on investments, net of taxes	—	—	(1,241)	—	—	—	(1,241)
Foreign currency translation adjustments (net of tax)	—	—	(14,939)	—	—	—	(14,939)
Net income attributable to noncontrolling interests	—	—	—	—	—	19,483	19,483
Distributions to noncontrolling interests	—	—	—	—	—	(20,640)	(20,640)
Net effect of changes in ownership and other	—	—	—	—	—	257	257
Balances at December 31, 2022	27,483	296,861	(51,343)	1,091,816	(2,666)	8,114	1,370,265
Net income attributable to Stewart	—	—	—	30,439	—	—	30,439
Dividends on Common Stock ($1.85 per share)	—	—	—	(51,414)	—	—	(51,414)
Stock-based compensation	150	10,770	—	—	—	—	10,920
Stock option and employee stock purchase plan exercises	132	4,838	—	—	—	—	4,970
Stock repurchases	(42)	(1,741)	—	—	—	—	(1,783)
Change in net unrealized gains and losses on investments, net of taxes	—	—	10,461	—	—	—	10,461
Reclassification adjustment for realized gains and losses on investments, net of taxes	—	—	390	—	—	—	390
Foreign currency translation adjustments (net of tax)	—	—	5,277	—	—	—	5,277
Net income attributable to noncontrolling interests	—	—	—	—	—	15,159	15,159
Distributions to noncontrolling interests	—	—	—	—	—	(16,135)	(16,135)
Balances at December 31, 2023	27,723	310,728	(35,215)	1,070,841	(2,666)	7,138	1,378,549
Net income attributable to Stewart	—	—	—	73,310	—	—	73,310
Dividends on Common Stock ($1.95 per share)	—	—	—	(54,667)	—	—	(54,667)
Stock-based compensation	209	13,355	—	—	—	—	13,564
Stock option and employee stock purchase plan exercises	247	10,303	—	—	—	—	10,550
Stock repurchases	(62)	(3,782)	—	—	—	—	(3,844)
Change in net unrealized gains and losses on investments, net of taxes	—	—	5,521	—	—	—	5,521
Reclassification adjustment for realized gains and losses on investments, net of taxes	—	—	1,104	—	—	—	1,104
Foreign currency translation adjustments (net of tax)	—	—	(14,807)	—	—	—	(14,807)
Net income attributable to noncontrolling interests	—	—	—	—	—	14,846	14,846
Distributions to noncontrolling interests	—	—	—	—	—	(13,091)	(13,091)
Net effect of changes in ownership and other	—	—	—	—	—	54	54
Balances at December 31, 2024	28,117	330,604	(43,397)	1,089,484	(2,666)	8,947	1,411,089
See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Years Ended December 31, 2024

NOTE 1

General. Stewart Information Services Corporation, through its subsidiaries (collectively, the Company), is primarily engaged in the business of providing title insurance and real estate transaction related services. The Company is a global real estate services company, offering products and services through its direct operations, network of independent agencies and other businesses within the Company. The Company provides its title products and services to homebuyers and sellers; residential and commercial real estate professionals; mortgage lenders and servicers; title agencies and real estate attorneys; and home builders. The Company also provides credit and real estate information services, valuation management services, online notarization and closing services, and search services (referred to as real estate solutions services). The Company operates in the United States (U.S.) and internationally, primarily in Canada, the United Kingdom and Australia. Approximately 52% of consolidated title revenues for the year ended December 31, 2024 were generated in Texas, New York, Ohio, California, Pennsylvania, Florida and international markets (principally Canada).

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

Agency premiums - Premiums from title insurance policies written by independent agencies are recognized when the policies are reported to the Company. In addition, where reasonable estimates can be made, the Company accrues for policies issued but not reported until after period end. The Company believes that reasonable estimates can be made when recent and consistent policy issuance information is available. Estimates are based on historical reporting patterns and other information obtained from independent agencies, as well as current trends in direct operations and in the title industry. In this accrual, future transactions are not being estimated. The Company is estimating revenues on policies that have already been issued by independent agencies but not yet reported to or received by the Company.

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

Real estate solutions and abstract fees revenues - These revenues consist primarily of revenues from credit and real estate information services, appraisal management services, online notarization and closing services, and abstract services. Credit and real estate information services provide customers with credit data-driven solutions that facilitate an efficient loan origination process, and comprehensive and real-time property data that benefits various real estate market stakeholders, respectively. Appraisal management and abstract services are primarily related to establishing the ownership, legal status and valuation of the property in a real estate transaction. In these cases, the Company does not issue a title insurance policy or perform duties of an escrow agent. Online notarization and closing services provide customers with streamlined, secure and paperless experience for notarization, signing and closing transactions. Revenues from these services are recognized upon delivery of the service to the customer.

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

If the Company’s recorded reserve amount is not at the third-party actuarial point estimate, but is within a reasonable range (+7.0%/-4.0%) of the actuary’s point estimate, the Company’s management assesses the major factors contributing to the different reserve estimates in order to determine the overall reasonableness of its recorded reserve, as well as the position of the recorded reserves relative to the point estimate and the estimated range of reserves. The major factors considered can change from period to period and include items such as current trends in the real estate industry (which management can assess although there is a time lag in the development of this data for use by the actuary), the size and types of claims reported and changes in the Company’s claims management process. If the recorded amount is not within a reasonable range of the Company’s third-party actuary’s point estimate, the Company will adjust the recorded reserves in the current period and reassess the provision rate on a prospective basis. Once the Company’s reserve for title losses is recorded, it is reduced in future periods as a result of claims payments and may be increased or reduced by revisions to the Company’s estimate of the overall level of required reserves.

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

L. Goodwill. Goodwill is not amortized, but is reviewed annually during the third quarter using a June 30 measurement date, and whenever occurrences of events indicate a potential impairment at the reporting unit level. The Company evaluates goodwill based on four reporting units with goodwill balances - direct operations, agency operations, international operations and real estate solutions.

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

For its annual goodwill impairment test, the Company utilized the quantitative approach in 2024 and 2023, and determined that goodwill related to each of its reporting units was not impaired.

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

N. Fair values. The fair values of financial instruments, including cash and cash equivalents, short-term investments, notes receivable and accounts payable, are determined by the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal, or most advantageous, market for the asset or liability in an orderly transaction between market participants at the measurement date. The net fair values of these financial instruments approximate their carrying values. Investments in debt and equity securities and certain financial instruments are carried at their fair values.

O. Leases. The Company primarily leases office space, storage units, data centers and equipment, and determines if an arrangement is a lease at inception. Operating leases are included in operating lease assets and operating lease liabilities on the consolidated balance sheets. Operating lease assets represent the right to use the underlying leased assets over the corresponding lease terms. Finance leases, if any, are included in furniture and equipment and notes payable on the consolidated balance sheets. Operating lease assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. The discount rate used in determining the present value of the future lease payments is based on the Company's incremental borrowing rate and is applied using a portfolio approach. Lease options to extend or terminate that the Company is reasonably certain to exercise are considered in the present value calculation. Leasehold improvements are depreciated over the lease term or the useful life of the asset, whichever is shorter.

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

R. Recently adopted accounting standards. In November 2023, the Financial Accounting Standards Board issued Accounting Standards Update No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07), which primarily requires entities to disclose on an annual and interim basis additional information about significant segment expenses included within each reported measure of segment profit or loss. The Company adopted ASU 2023-07 for 2024 annual reporting and applied retrospectively to all periods presented. The adoption did not have a material impact on the Company's consolidated financial statements, except for the disclosure requirements provided in Note 18, Segment information.

NOTE 2

Restrictions on cash and investments. The Company maintains investments in accordance with certain statutory requirements in the states of domicile of our underwriters for the funding of statutory premium reserves. Statutory reserve funds are required to be fully funded and invested in high-quality securities and short-term investments. Statutory reserve funds are not available for current claim payments, which must be funded from current operating cash flow. Included in investments in debt and equity securities are statutory reserve funds of approximately $535.5 million and $527.4 million at December 31, 2024 and 2023, respectively. In addition, included within cash and cash equivalents are statutory reserve funds of approximately $9.5 million and $10.0 million at December 31, 2024 and 2023, respectively. Although these cash statutory reserve funds are not restricted or segregated in depository accounts, they are required to be held pursuant to state statutes.

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

NOTE 3

Statutory surplus and dividend restrictions. A substantial portion of the consolidated retained earnings at each year end was related to Guaranty, which owns a majority of all the subsidiaries included in the consolidation. Guaranty cannot pay a dividend to its parent in excess of certain limits without the approval of the Texas Insurance Commissioner (TIC). Guaranty paid $30.0 million of dividends to its parent company during 2024, while it paid no dividends to its parent during 2023. The maximum dividend that can be paid, on a rolling twelve-month period and subject to the timing of 2024 dividends paid, without the TIC's approval in 2025 is approximately $173.0 million, based on the greater of 2024 net operating income or 20% of statutory surplus as December 31, 2024.

Dividends from Guaranty are also voluntarily restricted primarily to maintain statutory surplus and liquidity at competitive levels and to demonstrate significant claims payment ability. The ability of a title insurer to pay claims can significantly affect the decision of lenders and other customers when buying a policy from a particular insurer. Surplus as regards policyholders (total statutory capital and surplus) for Guaranty was $865.1 million and $843.3 million at December 31, 2024 and 2023, respectively. Statutory net income for Guaranty was $42.7 million, $76.1 million and $144.9 million in 2024, 2023 and 2022, respectively.

The amount of statutory capital and surplus necessary to satisfy regulatory requirements for Guaranty was $2.0 million (and in the aggregate less than $2.0 million for all of the Company’s underwriter subsidiaries) at December 31, 2024, and each of its underwriter entities was in compliance with such requirements as of December 31, 2024.

NOTE 4
Investments in debt and equity securities. The total fair values of the Company's investments in debt and equity securities as of December 31 are detailed below:

	2024	2023
	(in $ thousands)
Investments in:
Debt securities	586,615	610,236
Equity securities	82,484	69,700
	669,099	679,936

As of December 31, 2024 and 2023, included in the above fair values of investments in equity securities were net unrealized investment gains of $23.2 million and $11.2 million, respectively.

The amortized costs and fair values of investments in debt securities as of December 31, are as follows:

	2024		2023
	Amortized costs	Fair values	Amortized costs	Fair values
	(in $ thousands)
Municipal	14,563	14,415	22,201	22,031
Corporate	219,015	210,307	242,656	231,474
Foreign	316,247	313,619	332,723	323,391
U.S. Treasury Bonds	49,462	48,274	33,714	33,340
	599,287	586,615	631,294	610,236

The Company believes its investment portfolio is diversified and expects no material loss to result from the failure to perform by issuers of the debt securities it holds. Investments made by the Company are not collateralized. Foreign debt securities primarily include Canadian government and corporate bonds, with aggregate fair values of $273.3 million and $282.4 million as of December 31, 2024 and 2023, respectively, and United Kingdom treasury and corporate bonds with aggregate fair values of $30.8 million and $31.7 million as of December 31, 2024 and 2023, respectively.

Gross unrealized gains and losses on investments in debt securities at December 31, were:

	2024		2023
	Gains	Losses	Gains	Losses
	(in $ thousands)
Municipal	1	149	—	170
Corporate	524	9,232	764	11,946
Foreign	2,979	5,607	1,765	11,097
U.S. Treasury Bonds	5	1,193	106	480
	3,509	16,181	2,635	23,693

Debt securities at December 31, 2024 mature, according to their contractual terms, as follows (actual maturities may differ due to call or prepayment rights):

	Amortized costs	Fair values
	(in $ thousands)
In one year or less	68,529	68,198
After one year through five years	335,307	328,700
After five years through ten years	183,108	178,918
After ten years	12,343	10,799
	599,287	586,615

Gross unrealized losses on investments in debt securities and the fair values of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2024, were:

	Less than 12 months		More than 12 months		Total
	Losses	Fair values	Losses	Fair values	Losses	Fair values
	(in $ thousands)
Municipal	32	5,204	117	7,960	149	13,164
Corporate	194	19,253	9,038	168,289	9,232	187,542
Foreign	349	32,664	5,258	145,656	5,607	178,320
U.S. Treasury Bonds	878	33,689	315	12,142	1,193	45,831
	1,453	90,810	14,728	334,047	16,181	424,857
The number of specific debt securities investment holdings in an unrealized loss position as of December 31, 2024 was 300. Of these securities, 224 were in unrealized loss positions for more than 12 months. Gross unrealized investment losses at December 31, 2024 decreased compared to December 31, 2023, primarily influenced by the interest rate reductions initiated by the U.S. federal government during 2024. Since the Company does not intend to sell and will more likely than not maintain each investment security until its maturity or anticipated recovery, and no significant credit risk is deemed to exist, these investments are not considered as credit-impaired. The Company believes its investment portfolio is diversified and expects no material loss to result from the failure to perform by issuers of the debt securities it holds. Investments made by the Company are not collateralized.
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

At December 31, 2024, financial instruments measured at fair value on a recurring basis are summarized below:

	Level 1	Level 2	Level 3	Fair value measurements
	(in $ thousands)
Investments in securities:
Debt securities:
Municipal	—	14,415	—	14,415
Corporate	—	210,307	—	210,307
Foreign	—	313,619	—	313,619
U.S. Treasury Bonds	—	48,274	—	48,274
Equity securities:	82,484	—	—	82,484
	82,484	586,615	—	669,099
At December 31, 2023, financial instruments measured at fair value on a recurring basis are summarized below:

	Level 1	Level 2	Level 3	Fair value measurements
	(in $ thousands)
Investments in securities:
Debt securities:
Municipal	—	22,031	—	22,031
Corporate	—	231,474	—	231,474
Foreign	—	323,391	—	323,391
U.S. Treasury Bonds	—	33,340	—	33,340
Equity securities:	69,700	—	—	69,700
	69,700	610,236	—	679,936

At December 31, 2024, Level 1 financial instruments consist of equity securities. Level 2 financial instruments consist of municipal, governmental, and corporate bonds, both U.S. and foreign. In accordance with the Company’s policies and guidelines which incorporate relevant statutory requirements, the Company’s third-party registered investment manager invests only in securities rated as investment grade or higher by the major rating services, where observable valuation inputs are significant. The fair value of the Company's investments in debt and equity securities is primarily determined using a third-party pricing service provider. The third-party pricing service provider calculates the fair values using both market approach and model valuation methods, as well as pricing information obtained from brokers, dealers and custodians. Management ensures the reasonableness of the third-party service valuations by comparing them with pricing information from the Company's investment manager.

NOTE 6

Investment income and net realized and unrealized gains. Investment income and net realized and unrealized gains for the years ended December 31 are detailed below:

	2024	2023	2022
	(in $ thousands)
Investment income:
Debt securities	19,198	16,274	14,483
Equity securities, short-term investments, cash equivalents and other	36,172	28,861	7,938
	55,370	45,135	22,421
Net realized and unrealized gains (losses):
Realized gains	3,039	3,407	6,212
Realized losses	(2,737)	(5,510)	(5,142)
Net unrealized investment gains (losses) recognized on equity securities still held	12,635	2,069	(2,546)
	12,937	(34)	(1,476)

In 2024, net realized and unrealized gains included a $2.4 million gain on a contingent liability adjustment related to a prior title company acquisition, partially offset by losses of $1.1 million related to a cost-basis investment impairment and $0.8 million related to a sale of a title office. Total investment income in 2024 and 2023 was significantly higher compared to 2022, primarily due to higher interest income resulting from earned interest from eligible escrow balances which started at mid-2023.

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

Net investment gains and losses recognized for the years ended December 31 related to investments in equity securities are follows:

	2024	2023	2022
	(in $ thousands)
Net investment gains (losses) recognized on equity securities during the period	12,855	3,044	(2,151)
Less: Net realized gains on equity securities sold during the period	220	975	395
Net unrealized investment gains (losses) recognized on equity securities still held	12,635	2,069	(2,546)

Proceeds from sales of investments in securities for the years ended December 31 are as follows:

	2024	2023	2022
	(in $ thousands)
Proceeds from sales of debt securities	35,304	21,909	65,827
Proceeds from sales of equity securities	1,278	38,548	868
Total proceeds from sales of investments in securities	36,582	60,457	66,695

NOTE 7

Income taxes. Income tax expense consists of the following:

	2024	2023	2022
	(in $ thousands)
Current income tax expense:
Federal	7,170	5,638	37,723
State	955	62	3,051
Foreign	13,409	16,347	9,797
	21,534	22,047	50,571
Deferred income tax expense (benefit):
Federal	6,536	(1,919)	(4,025)
State	(179)	107	254
Foreign	(1,736)	(4,972)	4,064
	4,621	(6,784)	293
Total income tax expense	26,155	15,263	50,864

The following reconciles income tax expense computed at the federal statutory rate with income tax expense as reported (in $ thousands, except for income tax rates):

	2024	2023	2022
Expected income tax expense at 21% (1)	20,888	9,597	44,766
Nondeductible expenses	4,409	3,140	4,731
Valuation allowance	4,119	6,222	1,569
Foreign income tax rate differential	2,984	2,778	2,955
Net benefit for the Canadian branch (2)	(3,007)	(2,377)	(1,199)
Research and development credits	(1,500)	(1,096)	(1,136)
State income tax expense - net of Federal impact	575	156	2,664
Return-to-provision and true-up adjustments	(253)	(2,745)	(1,971)
Other – net	(2,060)	(412)	(1,515)
Income tax expense	26,155	15,263	50,864
Effective income tax rate (1)	26.3%	33.4%	23.9%
(1) Calculated using income before taxes and after noncontrolling interests.
(2) For U.S. income tax purposes, the Company’s Canadian operation is a branch of Guaranty. As a result, the Canadian net deferred tax liability is offset in the U.S. as a deferred tax asset but not in an equal amount given differing tax rates in Canada and the U.S.

Deferred tax assets and liabilities resulting from the same tax jurisdiction are netted and presented as either an asset or liability on the consolidated balance sheets. Deferred tax assets and liabilities resulting from different tax jurisdictions are not netted on the consolidated balance sheets. Deferred tax assets and liabilities (netted based on the related temporary difference components) as of December 31 are detailed below.

	2024	2023
	(in $ thousands)
Deferred tax assets:
Net operating loss (NOL) carryforwards	24,917	24,375
Accrued expenses	21,842	23,341
Tax credit carryforwards	15,201	11,551
Federal offset to Canadian deferred tax liability	7,166	7,418
Capitalized research and development costs	6,722	8,404
Foreign currency translation adjustments	6,260	2,705
Allowance for credit losses	1,741	1,707
Investments	819	532
Net unrealized losses on investments in securities	—	59
Other	230	287
Deferred tax assets – gross	84,898	80,379
Valuation allowance	(17,327)	(13,362)
Deferred tax assets – net	67,571	67,017

	2024	2023
	(in $ thousands)
Deferred tax liabilities:
Amortization – goodwill and other intangibles	(50,002)	(43,279)
Title loss provisions	(17,295)	(16,586)
Other intangible assets from acquisitions	(10,535)	(15,518)
Fixed assets	(5,411)	(8,828)
Net unrealized gains on investments in securities	(2,940)	—
Deferred compensation on life insurance policies	(2,546)	(2,628)
Investments	(1,391)	(1,067)
Other	(890)	(380)
Deferred tax liabilities - gross	(91,010)	(88,286)

Net deferred income tax liability	(23,439)	(21,269)

At December 31, 2024, the Company's deferred tax assets related to NOL carryforwards are composed of a $17.0 million U.S. federal NOL carryforward from a 2021 acquisition with no expiration, various state NOL carryforwards which will expire in varying amounts from 2025 through 2046, and foreign NOL carryforwards which will expire in varying amounts from 2025 through 2027 or have unlimited carryforward periods. The future utilization of all NOL carryforwards is subject to various limitations. At December 31, 2024, the Company had $12.5 million of foreign tax credit carryforwards that will begin to expire in 2029. The future utilization of these credit carryforwards is subject to various limitations. Foreign jurisdictions where the Company makes tax payments include Canada, Australia, Costa Rica, Italy, Mexico, Puerto Rico and the United Kingdom.

The Company's valuation allowance at December 31, 2024 relates primarily to all foreign tax credit carryforwards, certain research and development credits acquired in 2021 and certain state and foreign NOL carryforwards which the Company believes will not be utilized prior to expiration.

The Company’s income tax returns are routinely subject to examinations by U.S. federal, foreign, and state and local tax authorities. At December 31, 2024, the Company’s 2021 through 2023 U.S. federal income tax returns and 2020 through 2023 Canadian income tax returns remain subject to examination. The Company is subject to routine examinations by state tax jurisdictions and remains subject to examination for 2019 through 2023 tax returns. The Company expects no material adjustments from any ongoing tax return examinations.

NOTE 8
Goodwill and other intangibles. The summary of changes in goodwill is as follows:

	Title	Real Estate Solutions	Corporate	Total
	(in $ thousands)
Balances at January 1, 2023	720,478	352,504	—	1,072,982
Acquisitions	8,581	11,690	—	20,271
Purchase accounting adjustments	(20,977)	—	—	(20,977)
Disposals	(147)	—	—	(147)
Balances at December 31, 2023	707,935	364,194	—	1,072,129
Acquisitions	12,666	—	—	12,666
Purchase accounting adjustments	186	—	—	186
Disposals	(842)	—	—	(842)
Balances at December 31, 2024	719,945	364,194	—	1,084,139

An aggregate of $18.0 million of the goodwill recognized in 2023 related to acquisitions is tax-deductible over a period of 15 years from the corresponding acquisition date, while there was no such amount recognized in 2024. In connection with its acquisitions, the Company recorded during 2024 and 2023 other intangible assets of $12.0 million and $28.7 million, respectively. Purchase accounting adjustments for goodwill in 2024 and 2023 were adjustments recorded within the one-year measurement period to provisional purchase accounting related to respective prior year acquisitions. These adjustments primarily resulted in the recognition of other intangible assets related to customer relationships and internally-developed technology.

The summary of other intangibles by major class (refer to Note 1-M) is as follows:

	Customer Relationships	Technology	Others	Total
	(in $ thousands)
Balances at December 31, 2024:
Gross	174,302	81,062	48,957	304,321
Accumulated amortization	(46,141)	(53,984)	(31,121)	(131,246)
Net	128,161	27,078	17,836	173,075

Balances at December 31, 2023:
Gross	162,302	81,062	48,957	292,321
Accumulated amortization	(31,878)	(38,823)	(28,424)	(99,125)
Net	130,424	42,239	20,533	193,196

Total amortization expense recorded for other intangible assets was $32.1 million and $34.6 million in 2024 and 2023, respectively. The annual amortization expense expected to be recognized in the next five years relating to other intangible assets is approximately $30.5 million in 2025, $22.8 million in 2026, $13.9 million in 2027, $12.6 million in 2028 and $11.9 million in 2029.

NOTE 9

Notes payable. A summary of notes payable is as follows:

	2024	2023
	(in $ thousands)
3.6% Senior Notes	445,672	445,130
Other notes payable	169	160
	445,841	445,290

In November 2021, the Company completed an underwritten offering of $450 million aggregate principal amount of unsecured 3.6% Senior Notes due on November 15, 2031 (Senior Notes). The proceeds from the issuance of the Senior Notes, net of underwriting discounts and issuance costs, were $444.0 million, which were used to repay an outstanding balance on a previous term loan and for general corporate purposes. Interest on the Senior Notes is paid semi-annually in May and November at a fixed rate of 3.6% per annum. At any time prior to August 15, 2031, the Senior Notes are subject to redemption, at the Company's option, upon not less than 15 days' notice, in whole or in part, at a redemption price equal to the greater of: 100% of the principal amount of the Senior Notes to be redeemed, or the sum of the present values of the remaining scheduled payments of principal and interest to be redeemed. The Senior Notes are the Company’s general senior unsecured obligations, are not guaranteed by any of the Company’s subsidiaries, rank equally in right of payment with the Company’s existing and future senior unsecured indebtedness, and are effectively subordinated to all liabilities of the Company’s subsidiaries and to all of the Company’s secured indebtedness to the extent of the value of the collateral securing such indebtedness. As of December 31, 2024 and 2023, the fair value of the Senior Notes, based on trade transactions on or near year-end, was $392.2 million and $349.0 million, respectively. These values are considered Level 1 inputs based on the fair value hierarchy discussed in Note 5.

In October 2021, the Company entered into a new senior unsecured credit agreement (the Credit Agreement) comprising of a $200.0 million unsecured revolving credit facility (maturing in October 2026). The Credit Agreement includes an option to increase the revolving credit facility by up to $125.0 million. The Credit Agreement is guaranteed by the Company's wholly-owned subsidiaries. At the Company’s election, borrowings under the Credit Agreement will bear interest at either (a) the Base Rate plus the Applicable Margin (each as defined in the agreement) or (b) the adjusted Term SOFR (as defined in the agreement) plus the applicable margin. The applicable margin, based on the Company's Debt to Capitalization Ratio (as defined in the agreement), for revolving loans ranges from 0.25% to 0.625% per annum for base rate borrowings and 1.25% to 1.625% per annum for Term SOFR borrowings. Further, a commitment fee accrues, based on the Company's debt to capitalization Ratio, ranging from 0.15% to 0.30% per annum on the average daily unused portion of the commitments. The Credit Agreement also contains certain consolidated financial covenants which, as detailed in the agreement, limit the Company's maximum debt to total capitalization ratio and minimum consolidated net worth.

As of December 31, 2024, the remaining balance of the line of credit available for use was $197.5 million, net of an unused $2.5 million letter of credit. The Company was in compliance with all covenants as of December 31, 2024 and 2023 under the Credit Agreement.

The Company's qualified intermediary in tax-deferred property exchanges pursuant to Section 1031 of the Internal Revenue Code (Section 1031) enters into short-term loan agreements with parties to an exchange in the ordinary course of its business. The outstanding balances pursuant to these loans are presented as other notes payable in the above table and are secured by cash that is included in cash and cash equivalents on the Company's consolidated balance sheet. Borrowings and repayments on these short-term loans are reflected as financing activities in the consolidated statements of cash flows.

NOTE 10

Estimated title losses. A summary of estimated title losses is as follows:

	2024	2023	2022
	(in $ thousands, except for loss ratios)
Balances at January 1	528,269	549,448	549,614
Provisions:
Current year	71,350	66,818	95,442
Previous policy years	9,061	13,464	7,291
Total provisions	80,411	80,282	102,733
Payments, net of recoveries:
Current year	(17,917)	(19,209)	(20,966)
Previous policy years	(67,504)	(85,108)	(72,132)
Total payments, net of recoveries	(85,421)	(104,317)	(93,098)
Effects of changes in foreign currency exchange rates	(11,725)	2,856	(9,801)
Balances at December 31	511,534	528,269	549,448
Loss ratios as a percentage of title operating revenues:
Current year provisions	3.5%	3.4%	3.5%
Total provisions	3.9%	4.1%	3.8%

NOTE 11

Share-based payments. As part of its incentive compensation program for executives and senior management employees, the Company provides share-based awards, which usually include a combination of time-based restricted stock units, performance-based restricted stock units, and stock options. Each restricted stock unit represents a contractual right to receive a share of the Company's Common Stock. The time-based units generally vest on each of the first three anniversaries of the grant date, while the performance-based units vest upon achievement of certain financial objectives and employee service requirements over a period of approximately three years. The Company has not granted stock options since 2021 and all outstanding stock option awards fully vested in 2024. The compensation expense associated with the share-based awards, calculated based on the fair value of the related award and recognized over the corresponding vesting period, is presented as part of employee costs in the consolidated statement of income and comprehensive income. Award forfeitures are recorded as credits against employee costs in the period in which they occur.

The aggregate grant-date fair value of restricted stock unit awards to employees during 2024, 2023 and 2022 was $18.9 million (297,400 stock units with an average grant price of $63.41), $12.3 million (299,000 stock units with an average grant price of $41.09) and $11.9 million (188,300 stock units with an average grant price of $62.99), respectively.

A summary of the restricted stock unit activity during the year ended December 31, 2024 is presented below:

	Units	Weighted-Average Grant-Date Fair Value per Share ($)

Outstanding at January 1, 2024	517,035	49.14
Granted	297,367	63.41
Converted	(208,484)	52.46
Forfeited	(89,828)	57.87
Outstanding at December 31, 2024	516,090	54.50
Unvested at December 31, 2024	488,049	54.69

A summary of the stock option activity during the year ended December 31, 2024 is presented below:

	Units	Weighted-Average Exercise Price ($)

Outstanding at January 1, 2024	675,018	42.33
Exercised	(139,018)	41.21
Outstanding at December 31, 2024	536,000	42.62
Unvested at December 31, 2024	—	—

As of December 31, 2024, the aggregate intrinsic value and weighted average remaining contractual term related to outstanding options was $13.3 million and 5.3 years, respectively.

The fair value of grants that vested in 2024 and 2023 aggregated to $13.0 million and $5.6 million, respectively. For the years ended December 31, 2024, 2023 and 2022, compensation costs recognized related to share-based awards to employees were approximately $12.7 million, $10.1 million and $11.5 million, respectively. The total tax benefits recognized in the consolidated statements of income and comprehensive income from tax deductions relating to vesting of equity awards in 2024, 2023 and 2022 were $2.2 million, $0.9 million and $1.2 million, respectively. As of December 31, 2024, compensation costs not yet recognized related to all employee nonvested awards was $13.4 million, which is expected to be recognized over a weighted average period of 1.2 years.

NOTE 12

Earnings per share. Basic earnings per share (EPS) attributable to Stewart is calculated by dividing net income attributable to Stewart by the weighted-average number of shares of Common Stock outstanding during the reporting periods. To calculate diluted EPS, the number of shares is adjusted to include the number of additional shares that would have been outstanding if restricted units were vested and issued, and stock options were exercised. In periods of loss, dilutive shares are excluded from the calculation of the diluted EPS and diluted EPS is computed in the same manner as basic EPS.

The calculation of the basic and diluted EPS is as follows:

	For the Years Ended December 31,
	2024	2023	2022
Numerator (in $ thousands):
Net income attributable to Stewart	73,310	30,439	162,305

Denominator (in thousands):
Basic average shares outstanding	27,628	27,293	27,055
Average number of dilutive shares relating to options	225	69	159
Average number of dilutive shares relating to restricted units	276	158	133
Diluted average shares outstanding	28,129	27,520	27,347

Basic earnings per share attributable to Stewart ($)	2.65	1.12	6.00
Diluted earnings per share attributable to Stewart ($)	2.61	1.11	5.94

NOTE 13

Reinsurance. As is industry practice, the Company cedes risks to other title insurance underwriters and reinsurers on certain transactions. However, the Company remains liable if the reinsurer should fail to meet its obligations. The Company also assumes risks from other underwriters on a transactional basis as well as on certain reinsurance treaties. Payments and recoveries on reinsured losses were insignificant during each of the years ended December 31, 2024, 2023, and 2022. The total amount of premiums for assumed and ceded risks was less than 1.0% of consolidated title revenues in each of the last three years and there were no outstanding amounts of reinsurance recoverable or payable at December 31, 2024 and 2023.

NOTE 14

Leases. Total operating lease expense was $46.3 million, $49.6 million and $53.2 million in 2024, 2023 and 2022, respectively, which included $3.4 million, $3.3 million and $4.8 million, respectively, of lease expense related to short-term leases and equipment. Total finance lease expense was $0.3 million, $0.6 million and $0.9 million in 2024, 2023 and 2022, respectively.

Total operating lease liabilities are presented on the consolidated balance sheets and there were no outstanding finance lease obligations at December 31, 2024 and 2023. Lease-related assets as of December 31 are as follows:

	2024	2023
	(in $ thousands)
Operating lease assets, net of accumulated amortization	102,210	115,879
Finance lease assets, net of accumulated depreciation	473	778
Total lease assets	102,683	116,657

Other information related to operating leases during the years ended December 31 is as follows:

	2024	2023

Cash paid for amounts included in the measurement of lease liabilities (in $ thousands)	48,533	48,747
Lease assets obtained in exchange for lease obligations (in $ thousands)	25,980	31,849
Weighted average remaining lease term (years):	3.8	4.1
Weighted average discount rate	4.7%	4.4%

Future minimum lease payments under operating leases as of December 31, 2024 are as follows:

(in $ thousands)
2025	41,947
2026	33,229
2027	23,957
2028	14,865
2029	8,515
Thereafter	6,426
Total future minimum lease payments	128,939
Less: imputed interest	(10,104)
Net future minimum lease payments	118,835

NOTE 15

Contingent liabilities and commitments. The Company routinely holds third-party funds in segregated escrow accounts pending the closing of real estate transactions resulting in a contingent liability to the Company of approximately $1.2 billion at December 31, 2024. In addition, the Company is contingently liable for disbursements of escrow funds held by independent agencies in those cases where specific insured closing guarantees have been issued. The Company owns a qualified intermediary engaged in Section 1031 tax-deferred property exchanges. The Company holds the proceeds from these transactions until a qualifying exchange can occur. This resulted in a contingent liability to the Company of approximately $867.1 million at December 31, 2024. As with industry practice, escrow and Section 1031 exchanger fund accounts are not included in the consolidated balance sheets.

In the ordinary course of business, the Company guarantees the third-party indebtedness of certain of its consolidated subsidiaries. As of December 31, 2024, the maximum potential future payments on the guarantees are not more than the related notes payable recorded in the consolidated balance sheets (refer to Note 9). The Company also guarantees the indebtedness related to lease obligations of certain of its consolidated subsidiaries. The maximum future obligations arising from these lease-related guarantees are not more than the Company’s future lease obligations (refer to Note 14) plus lease operating expenses. As of December 31, 2024, the Company also had unused letters of credit aggregating $4.9 million related to workers’ compensation coverage and other insurance. The Company does not expect to make any payments on these guarantees.

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

Note 17

Revenues. The Company's operating revenues, summarized by type, are as follows:

	2024	2023	2022
	(in $ thousands)
Title insurance premiums:
Direct	702,565	635,435	831,391
Agency	1,043,173	985,989	1,466,243
Escrow fees	157,282	153,670	204,217
Real estate solutions and abstract fees	423,976	330,804	372,498
Other revenues	95,116	106,342	174,002
	2,422,112	2,212,240	3,048,351

NOTE 18

Segment information. The Company's chief operating decision maker (CODM) is the chief executive officer, who evaluates performance of and allocates resources to its three reportable segments: title insurance and related services (title), real estate solutions, and corporate. The Company uses revenues and pretax income in assessing segment performance and trends. The title segment provides services needed to transfer title to property in a real estate transaction and includes services such as searching, abstracting, examining, closing and insuring the condition of the title to the property. In addition, the title segment includes home and personal insurance services, Internal Revenue Code Section 1031 tax-deferred exchanges, and digital customer engagement platform services. The real estate solutions segment supports the real estate industry and primarily includes credit and real estate information services, valuation management services, online notarization and closing services, and search services. The corporate segment is primarily comprised of the parent holding company and centralized support services departments. During 2022, the corporate segment included results of a real estate brokerage company that was sold during the second quarter 2022.

Statement of income information related to these reportable segments, including major expense captions used to calculate pretax income, for the years ended December 31 is as follows:

	2024	2023	2022
	(in $ thousands)
Title:
Revenues	2,132,955	1,997,128	2,733,744
Expenses
Amounts retained by agencies	864,807	813,519	1,208,307
Employee costs	677,378	648,832	735,747
Other operating expenses	339,950	320,529	401,724
Title losses and related claims	80,411	80,282	102,733
Depreciation and amortization	35,047	35,000	29,715
Interest	1,584	1,442	386
	1,999,177	1,899,604	2,478,612
Pretax income	133,778	97,524	255,132

	2024	2023	2022
	(in $ thousands)
Real estate solutions:
Revenues	358,673	263,681	296,702
Expenses
Employee costs	54,572	49,320	50,462
Other operating expenses	258,827	179,640	204,053
Depreciation and amortization	25,104	25,802	25,563
Interest	9	239	—
	338,512	255,001	280,078
Pretax income	20,161	8,680	16,624

Corporate:
Revenues (net realized losses)	(1,209)	(3,468)	38,850
Expenses
Employee costs	13,455	14,642	15,792
Other operating expenses	5,182	7,532	42,245
Depreciation and amortization	1,461	1,645	1,900
Interest	18,321	18,056	18,017
	38,419	41,875	77,954
Pretax loss	(39,628)	(45,343)	(39,104)

Consolidated Stewart:
Revenues	2,490,419	2,257,341	3,069,296
Expenses
Amounts retained by agencies	864,807	813,519	1,208,307
Employee costs	745,405	712,794	802,001
Other operating expenses	603,959	507,701	648,022
Title losses and related claims	80,411	80,282	102,733
Depreciation and amortization	61,612	62,447	57,178
Interest	19,914	19,737	18,403
	2,376,108	2,196,480	2,836,644
Pretax income	114,311	60,861	232,652

The Company does not provide asset information by reportable segment as it does not routinely evaluate the asset position by segment.

Revenues for the years ended December 31 in the United States and all international operations are as follows:

	2024	2023	2022
	(in $ thousands)
United States	2,342,286	2,122,565	2,893,169
International	148,133	134,776	176,127
	2,490,419	2,257,341	3,069,296

NOTE 19

Other comprehensive (loss) income. Changes in the balances of each component of other comprehensive income (loss) and the related tax effects are as follows (in $ thousands):

	For the Year Ended December 31, 2024			For the Year Ended December 31, 2023			For the Year Ended December 31, 2022
	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount	Before-Tax Amount	Tax Expense (Benefit)	Net-of Tax Amount	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount
Foreign currency translation adjustments	(18,885)	(4,078)	(14,807)	6,407	1,130	5,277	(18,634)	(3,695)	(14,939)
Net unrealized gains and losses on investments:
Change in net unrealized gains and losses on investments	6,989	1,468	5,521	13,242	2,781	10,461	(44,830)	(9,414)	(35,416)
Reclassification adjustment for realized gains and losses on investments	1,397	293	1,104	494	104	390	(1,571)	(330)	(1,241)
	8,386	1,761	6,625	13,736	2,885	10,851	(46,401)	(9,744)	(36,657)
Other comprehensive (loss) income	(10,499)	(2,317)	(8,182)	20,143	4,015	16,128	(65,035)	(13,439)	(51,596)

SCHEDULE I
STEWART INFORMATION SERVICES CORPORATION
(Parent Company)
STATEMENTS OF INCOME AND RETAINED EARNINGS

	For the Years Ended December 31,
	2024	2023	2022
	(in $ thousands)
Revenues
Net realized losses, net of interest and other income	(159)	(2,222)	(1,639)

Expenses
Interest	18,691	18,402	18,276
Other operating expenses	6,033	8,440	8,161
	24,724	26,842	26,437
Loss before taxes and income from investments in subsidiaries	(24,883)	(29,064)	(28,076)
Income tax benefit (expense)	417	(28)	(8)
Income from investments in subsidiaries	97,776	59,531	190,389
Net income	73,310	30,439	162,305

Retained earnings at beginning of year	1,070,841	1,091,816	974,800
Cash dividends on Common Stock	(54,667)	(51,414)	(45,289)
Retained earnings at end of year	1,089,484	1,070,841	1,091,816
See accompanying notes to financial statement information.
See accompanying Report of Independent Registered Public Accounting Firm.

STEWART INFORMATION SERVICES CORPORATION
(Parent Company)
BALANCE SHEETS

	As of December 31,
	2024	2023
	(in $ thousands)
Assets
Cash and cash equivalents	1,070	6,070
Receivables from affiliates	3,772	50,183
Property and equipment, at cost:
Furniture and equipment	2,060	1,713
Accumulated depreciation	(545)	(190)
	1,515	1,523
Investments in subsidiaries, on an equity-method basis	1,853,640	1,771,359
Operating lease assets	312	1,487
Goodwill	8,068	8,068
Other assets	16,194	17,495
	1,884,571	1,856,185
Liabilities
Accounts payable and other liabilities	26,256	27,255
Operating lease liabilities	501	2,389
Notes payable	455,672	455,130
	482,429	484,774
Contingent liabilities and commitments	—	—
Stockholders’ equity
Common Stock – $1 par, authorized 51,500,000; issued 28,115,852 and 27,722,388; outstanding 27,763,691 and 27,370,227, respectively	28,117	27,723
Additional paid-in capital	330,604	310,728
Retained earnings	1,089,484	1,070,841
Accumulated other comprehensive loss (AOCI):
Foreign currency translation adjustments	(33,386)	(18,579)
Net unrealized investment losses	(10,011)	(16,636)
Treasury stock – 352,161 common shares, at cost	(2,666)	(2,666)
Total stockholders’ equity	1,402,142	1,371,411
	1,884,571	1,856,185

See accompanying notes to financial statement information.
See accompanying Report of Independent Registered Public Accounting Firm.

STEWART INFORMATION SERVICES CORPORATION
(Parent Company)
STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2024	2023	2022
	(in $ thousands)
Reconciliation of net income to cash provided by operating activities:
Net income	73,310	30,439	162,305
Add (deduct):
Depreciation	355	169	—
Decrease (increase) in receivables – net	46,411	(1,128)	(27,536)
Decrease (increase) in other assets – net	1,301	(764)	2,925
(Decrease) increase in payables and accrued liabilities – net	(2,881)	1,717	(1,963)
Income from and other adjustments for subsidiaries	(13,743)	11,753	31,886
Cash provided by operating activities	104,753	42,186	167,617
Investing activities:
Investments in and contributions to subsidiaries	(62,197)	(19,000)	(109,126)
Purchase of property and equipment	(346)	(1,692)	—
Cash used by investing activities	(62,543)	(20,692)	(109,126)
Financing activities:
Dividends paid	(53,916)	(50,523)	(44,672)
Repurchases of Common Stock	(3,844)	(1,783)	(3,262)
Proceeds from stock option and employee stock purchase plan exercises	10,550	4,970	5,828
Cash used by financing activities	(47,210)	(47,336)	(42,106)
Change in cash and cash equivalents	(5,000)	(25,842)	16,385
Cash and cash equivalents at beginning of year	6,070	31,912	15,527
Cash and cash equivalents at end of year	1,070	6,070	31,912
Supplemental information:
Income taxes paid, net	4,961	—	—
Interest paid	17,035	17,197	17,271
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

Dividends received. During 2024 and 2022, Stewart Title Guaranty Company, a wholly-owned subsidiary, paid to the Parent Company dividends of $30.0 million and $150.0 million, respectively, and none in 2023. Also, during 2024, 2023 and 2022, the Parent Company received dividends of $46.5 million, $62.0 million and $58.7 million, respectively, from its unregulated subsidiaries, primarily related to real estate solutions operations.

SCHEDULE II
STEWART INFORMATION SERVICES CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
December 31, 2024

Col. A	Col. B	Col. C Additions	Col. D Deductions		Col. E
Description	Balance at beginning of period	Charged to costs and expenses	(Describe)		Balance At end of period
	(in $ thousands)
Year ended December 31, 2024:
Estimated title losses	528,269	80,411	97,146	(A)	511,534
Valuation allowance for deferred tax assets	13,362	4,062	97		17,327
Allowance for credit losses	7,583	2,214	2,072	(B)	7,725
Year ended December 31, 2023:
Estimated title losses	549,448	80,282	101,461	(A)	528,269
Valuation allowance for deferred tax assets	6,202	8,851	1,691		13,362
Allowance for credit losses	7,309	1,934	1,660	(B)	7,583
Year ended December 31, 2022:
Estimated title losses	549,614	102,733	102,899	(A)	549,448
Valuation allowance for deferred tax assets	2,279	7,958	4,035		6,202
Allowance for credit losses	7,711	825	1,227	(B)	7,309

(A)Represents primarily payments of policy and escrow losses and loss adjustment expenses (refer to Note 10).
(B)Represents uncollectible accounts written off.
See accompanying Report of Independent Registered Public Accounting Firm.