Form 10-Q
period 2025-03-31
STEWART INFORMATION SERVICES CORP
filed 2025-05-07
CIK 94344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☑
On April 29, 2025, there were 27,919,414 outstanding shares of the issuer's Common Stock.

FORM 10-Q QUARTERLY REPORT
QUARTER ENDED MARCH 31, 2025

As used in this report, “we,” “us,” “our,” "Registrant," the “Company” and “Stewart” mean Stewart Information Services Corporation and our subsidiaries, unless the context indicates otherwise.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended March 31,
	2025	2024
	(in $'000, except per share)
Revenues
Direct title revenues	231,680	210,588
Agency title revenues	267,518	240,772
Real estate solutions	97,077	83,016
Operating revenues	596,275	534,376
Investment income	12,656	12,901
Net realized and unrealized gains	3,053	7,038
	611,984	554,315
Expenses
Amounts retained by agencies	221,377	199,976
Employee costs	185,811	172,417
Other operating expenses	160,911	136,951
Title losses and related claims	17,702	17,383
Depreciation and amortization	15,322	15,384
Interest	4,961	5,058
	606,084	547,169
Income before taxes and noncontrolling interests	5,900	7,146
Income tax expense	(484)	(936)
Net income	5,416	6,210
Less net income attributable to noncontrolling interests	2,339	3,080
Net income attributable to Stewart	3,077	3,130

Net income	5,416	6,210
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	979	(4,470)
Change in net unrealized gains and losses on investments	5,356	(2,276)
Reclassification adjustments for realized gains and losses on investments	36	150
Other comprehensive income (loss), net of taxes:	6,371	(6,596)
Comprehensive income (loss)	11,787	(386)
Less net income attributable to noncontrolling interests	2,339	3,080
Comprehensive income (loss) attributable to Stewart	9,448	(3,466)

Basic average shares outstanding (000)	27,828	27,512
Basic earnings per share attributable to Stewart	0.11	0.11
Diluted average shares outstanding (000)	28,341	28,027
Diluted earnings per share attributable to Stewart	0.11	0.11
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2025 (Unaudited)	December 31, 2024
	(in $'000, except share amounts)
Assets
Cash and cash equivalents	148,510	216,298
Short-term investments	45,716	41,199
Investments, at fair value:
Debt securities (amortized cost of $598,544 and $599,287)	592,697	586,615
Equity securities	82,145	82,484
	674,842	669,099
Receivables:
Premiums from agencies	35,984	36,753
Trade and other	99,584	87,671
Income taxes	6,942	3,100
Notes	23,081	20,964
Allowance for uncollectible amounts	(8,407)	(7,725)
	157,184	140,763
Property and equipment:
Land	2,380	2,545
Buildings	17,672	19,836
Furniture and equipment	251,368	245,432
Accumulated depreciation	(186,782)	(180,200)
	84,638	87,613
Operating lease assets	99,458	102,210
Title plants, at cost	74,955	74,862
Goodwill	1,092,747	1,084,139
Intangible assets, net of amortization	165,156	173,075
Deferred tax assets	4,401	4,827
Other assets	159,489	136,060
	2,707,096	2,730,145
Liabilities
Notes payable	445,860	445,841
Accounts payable and accrued liabilities	198,554	214,580
Operating lease liabilities	114,323	118,835
Estimated title losses	510,790	511,534
Deferred tax liabilities	29,706	28,266
	1,299,233	1,319,056
Contingent liabilities and commitments
Stockholders’ equity
Common Stock ($1 par value) and additional paid-in capital	361,741	358,721
Retained earnings	1,078,378	1,089,484
Accumulated other comprehensive loss:
Foreign currency translation adjustments	(32,407)	(33,386)
Net unrealized losses on debt securities investments	(4,619)	(10,011)
Treasury stock – 352,161 common shares, at cost	(2,666)	(2,666)
Stockholders’ equity attributable to Stewart	1,400,427	1,402,142
Noncontrolling interests	7,436	8,947
Total stockholders’ equity (27,919,281 and 27,763,691 shares outstanding)	1,407,863	1,411,089
	2,707,096	2,730,145
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2025	2024
	(in $'000)
Reconciliation of net income to cash used by operating activities:
Net income	5,416	6,210
Add (deduct):
Depreciation and amortization	15,322	15,384
Adjustments for bad debt provisions	922	818
Net realized and unrealized gains	(3,053)	(7,038)
Amortization of net discount on debt securities investments	(527)	(9)
Payments for title losses in excess of provisions	(1,337)	(5,432)
Adjustments for insurance recoveries of title losses	—	208
Increase in receivables – net	(15,226)	(12,674)
Increase in other assets – net	(16,619)	(5,582)
Decrease in accounts payable and other liabilities – net	(18,737)	(24,444)
Change in net deferred income taxes	(24)	(5)
Net (income) loss from equity method investments	(269)	10
Dividends received from equity method investments	585	229
Stock-based compensation expense	3,488	2,670
Other – net	132	67
Cash used by operating activities	(29,927)	(29,588)
Investing activities:
Proceeds from sales of investments in securities	16,009	20,874
Proceeds from matured investments in debt securities	11,864	6,646
Purchases of investments in securities	(22,377)	(23,677)
Net purchases of short-term investments	(4,275)	(4,927)
Purchases of property and equipment and other long-lived assets	(12,314)	(10,218)
Proceeds from sale of property and equipment and other assets	1,537	8
Cash paid for acquisition of businesses and related assets	(7,424)	—
Increase in notes receivable	(2,500)	(6,320)
Purchases of cost-basis and other investments	(909)	(29,939)
Other – net	382	176
Cash used by investing activities	(20,007)	(47,377)
Financing activities:
Proceeds from notes payable	995	3,387
Payments on notes payable	(1,115)	(3,378)
Distributions to noncontrolling interests	(3,850)	(3,720)
Repurchases of Common Stock	(3,365)	(3,390)
Proceeds from stock option and employee stock purchase plan exercises	2,897	3,583
Cash dividends paid	(13,942)	(13,067)
Payment of contingent consideration related to acquisitions	(265)	(186)
Cash used by financing activities	(18,645)	(16,771)
Effects of changes in foreign currency exchange rates	791	(1,278)
Change in cash and cash equivalents	(67,788)	(95,014)
Cash and cash equivalents at beginning of period	216,298	233,365
Cash and cash equivalents at end of period	148,510	138,351
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	Common Stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Noncontrolling interests	Total
	(in $'000)
Three Months Ended March 31, 2025
Balance at December 31, 2024	28,117	330,604	1,089,484	(43,397)	(2,666)	8,947	1,411,089
Net income attributable to Stewart	—	—	3,077	—	—	—	3,077
Dividends on Common Stock ($0.50 per share)	—	—	(14,183)	—	—	—	(14,183)
Stock-based compensation	150	3,338	—	—	—	—	3,488
Stock repurchases	(48)	(3,317)	—	—	—	—	(3,365)
Stock option and employee stock purchase plan exercises	54	2,843	—	—	—	—	2,897
Change in net unrealized gains and losses on investments, net of taxes	—	—	—	5,356	—	—	5,356
Reclassification adjustment for realized gains and losses on investments, net of taxes	—	—	—	36	—	—	36
Foreign currency translation adjustments, net of taxes	—	—	—	979	—	—	979
Net income attributable to noncontrolling interests	—	—	—	—	—	2,339	2,339
Distributions to noncontrolling interests	—	—	—	—	—	(3,850)	(3,850)
Balance at March 31, 2025	28,273	333,468	1,078,378	(37,026)	(2,666)	7,436	1,407,863

Three Months Ended March 31, 2024
Balance at December 31, 2023	27,723	310,728	1,070,841	(35,215)	(2,666)	7,138	1,378,549
Net income attributable to Stewart	—	—	3,130	—	—	—	3,130
Dividends on Common Stock ($0.48 per share)	—	—	(13,163)	—	—	—	(13,163)
Stock-based compensation	172	2,498	—	—	—	—	2,670
Stock repurchases	(55)	(3,335)	—	—	—	—	(3,390)
Stock option and employee stock purchase plan exercises	93	3,490	—	—	—	—	3,583
Change in net unrealized gains and losses on investments, net of taxes	—	—	—	(2,276)	—	—	(2,276)
Reclassification adjustment for realized gains and losses on investments, net of taxes, net of taxes	—	—	—	150	—	—	150
Foreign currency translation adjustments, net of taxes	—	—	—	(4,470)	—	—	(4,470)
Net income attributable to noncontrolling interests	—	—	—	—	—	3,080	3,080
Distributions to noncontrolling interests	—	—	—	—	—	(3,720)	(3,720)
Balance at March 31, 2024	27,933	313,381	1,060,808	(41,811)	(2,666)	6,498	1,364,143
See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1

Interim financial statements. The financial information contained in this report for the three months ended March 31, 2025 and 2024, and as of March 31, 2025, is unaudited. This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission on February 28, 2025 (2024 Form 10-K).

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

C. Restrictions on cash and investments. The Company maintains investments in accordance with certain statutory requirements in the states of domicile of our underwriters for the funding of statutory premium reserves. Statutory reserve funds are required to be fully funded and invested in high-quality securities and short-term investments. Statutory reserve funds are not available for current claim payments, which must be funded from current operating cash flow. Included in investments in debt and equity securities are statutory reserve funds of approximately $539.2 million and $535.5 million at March 31, 2025 and December 31, 2024, respectively. In addition, included within cash and cash equivalents are statutory reserve funds of approximately $10.3 million and $9.5 million at March 31, 2025 and December 31, 2024, respectively. Although these cash statutory reserve funds are not restricted or segregated in depository accounts, they are required to be held pursuant to state statutes. If the Company fails to maintain minimum investments or cash and cash equivalents sufficient to meet statutory requirements, the Company may be subject to fines or other penalties, including potential revocation of its business license. These funds are not available for any other purpose. In the event that insurance regulators adjust the determination of the statutory premium reserves of the Company’s title insurers, these restricted funds as well as statutory surplus would correspondingly increase or decrease.

NOTE 2

Revenues. The Company's operating revenues, summarized by type, are as follows:

	Three Months Ended March 31,
	2025	2024
	(in $ thousands)
Title insurance premiums:
Direct	162,824	141,699
Agency	267,518	240,772
Escrow fees	34,478	33,543
Real estate solutions and abstract fees	113,466	97,374
Other revenues	17,989	20,988
	596,275	534,376

NOTE 3

Investments in debt and equity securities. As of March 31, 2025 and December 31, 2024, the net unrealized investment gains relating to investments in equity securities held were $25.8 million and $23.2 million, respectively (refer to Note 5).

The amortized costs and fair values of investments in debt securities are as follows:

	March 31, 2025		December 31, 2024
	Amortized costs	Fair values	Amortized costs	Fair values
	(in $ thousands)
Municipal	14,505	14,401	14,563	14,415
Corporate	212,348	206,005	219,015	210,307
Foreign	317,246	318,070	316,247	313,619
U.S. Treasury Bonds	54,445	54,221	49,462	48,274
	598,544	592,697	599,287	586,615

Foreign debt securities consist of Canadian government, provincial and corporate bonds, United Kingdom treasury and corporate bonds, and Mexican government bonds.

Gross unrealized gains and losses on investments in debt securities are as follows:

	March 31, 2025		December 31, 2024
	Gains	Losses	Gains	Losses
	(in $ thousands)
Municipal	5	109	1	149
Corporate	822	7,165	524	9,232
Foreign	4,798	3,974	2,979	5,607
U.S. Treasury Bonds	249	473	5	1,193
	5,874	11,721	3,509	16,181

Debt securities as of March 31, 2025 mature, according to their contractual terms, as follows (actual maturities may differ due to call or prepayment rights):

	Amortized costs	Fair values
	(in $ thousands)
In one year or less	66,185	66,015
After one year through five years	330,945	327,724
After five years through ten years	188,984	187,989
After ten years	12,430	10,969
	598,544	592,697

Gross unrealized losses on investments in debt securities and the fair values of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2025, were:

	Less than 12 months		More than 12 months		Total
	Losses	Fair values	Losses	Fair values	Losses	Fair values
	(in $ thousands)
Municipal	21	3,569	88	7,447	109	11,016
Corporate	35	7,633	7,130	158,357	7,165	165,990
Foreign	212	13,707	3,762	138,329	3,974	152,036
U.S. Treasury Bonds	281	24,448	192	10,690	473	35,138
	549	49,357	11,172	314,823	11,721	364,180

The number of specific debt investment holdings held in an unrealized loss position as of March 31, 2025 was 254. Of these securities, 204 were in unrealized loss positions for more than 12 months. Total gross unrealized investment losses at March 31, 2025 decreased compared to December 31, 2024, primarily due to lower interest rates in the first quarter 2025. Since the Company does not intend to sell and will more likely than not maintain each investment security until its maturity or anticipated recovery in value, and no significant credit risk is deemed to exist, these investments are not considered as credit-impaired. The Company believes its investment portfolio is diversified and expects no material loss to result from the failure to perform by issuers of the debt securities it holds. Investments made by the Company are not collateralized.

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

As of March 31, 2025, financial instruments measured at fair value on a recurring basis are summarized below:

	Level 1	Level 2	Fair value measurements
	(in $ thousands)
Investments in securities:
Debt securities:
Municipal	—	14,401	14,401
Corporate	—	206,005	206,005
Foreign	—	318,070	318,070
U.S. Treasury Bonds	—	54,221	54,221
Equity securities	82,145	—	82,145
	82,145	592,697	674,842

As of December 31, 2024, financial instruments measured at fair value on a recurring basis are summarized below:

	Level 1	Level 2	Fair value measurements
	(in $ thousands)
Investments in securities:
Debt securities:
Municipal	—	14,415	14,415
Corporate	—	210,307	210,307
Foreign	—	313,619	313,619
U.S. Treasury Bonds	—	48,274	48,274
Equity securities	82,484	—	82,484
	82,484	586,615	669,099

As of March 31, 2025 and December 31, 2024, Level 1 financial instruments consist of equity securities. Level 2 financial instruments consist of municipal, governmental, and corporate bonds, both U.S. and foreign. In accordance with the Company’s policies and guidelines which incorporate relevant statutory requirements, the Company’s third-party registered investment manager invests only in securities rated as investment grade or higher by the major rating services, where observable valuation inputs are significant. The fair value of the Company's investments in debt and equity securities is primarily determined using a third-party pricing service provider. The third-party pricing service provider calculates the fair values using both market approach and model valuation methods, as well as pricing information obtained from brokers, dealers and custodians. Management ensures the reasonableness of the third-party service valuations by comparing them with pricing information from the Company's investment manager.

NOTE 5

Net realized and unrealized gains. Realized and unrealized gains and losses are detailed as follows:

	Three Months Ended March 31,
	2025	2024
	(in $ thousands)
Realized gains	556	102
Realized losses	(678)	(291)
Net unrealized investment gains recognized on equity securities still held	3,175	7,227
	3,053	7,038

Investment gains and losses recognized related to investments in equity securities are as follows:

	Three Months Ended March 31,
	2025	2024
	(in $ thousands)
Net investment gains recognized on equity securities during the period	2,854	7,234
Less: Net realized (losses) gains on equity securities sold during the period	(321)	7
Net unrealized investment gains recognized on equity securities still held	3,175	7,227

Proceeds from sales of investments in securities are as follows:

	Three Months Ended March 31,
	2025	2024
	(in $ thousands)
Proceeds from sales of debt securities	12,544	20,767
Proceeds from sales of equity securities	3,465	107
Total proceeds from sales of investments in securities	16,009	20,874

NOTE 6

Goodwill. The summary of changes in goodwill is as follows:

	Title	Real Estate Solutions	Consolidated Total
	(in $ thousands)
Balances at December 31, 2024	719,945	364,194	1,084,139
Acquisitions	8,608	—	8,608
Balances at March 31, 2025	728,553	364,194	1,092,747

During the first quarter 2025, goodwill recorded in the title segment was related to acquisitions of title offices.

NOTE 7

Estimated title losses. A summary of estimated title losses for the three months ended March 31 is as follows:

	2025	2024
	(in $ thousands)
Balances at January 1	511,534	528,269
Provisions:
Current year	17,318	15,104
Previous policy years	384	2,279
Total provisions	17,702	17,383
Payments, net of recoveries:
Current year	(3,833)	(4,546)
Previous policy years	(15,206)	(18,269)
Total payments, net of recoveries	(19,039)	(22,815)
Effects of changes in foreign currency exchange rates	593	(3,608)
Balances at March 31	510,790	519,229
Loss ratios as a percentage of title operating revenues:
Current year provisions	3.5%	3.8%
Total provisions	3.5%	3.9%

NOTE 8

Share-based payments. As part of its incentive compensation program for executives and senior management employees, the Company provides share-based awards, which primarily include a combination of time-based restricted stock units and performance-based restricted stock units and are typically granted annually during the first quarter of the year. Each restricted stock unit represents a contractual right to receive a share of the Company's Common Stock. The time-based units generally vest on each of the first three anniversaries of the grant date, while the performance-based units vest upon achievement of certain financial objectives and an employee service requirement over a period of approximately three years. The Company has not granted stock options since 2021 and all outstanding stock option awards are already fully vested. The compensation expense associated with the share-based awards is calculated based on the fair value of the related award and recognized over the corresponding vesting period.

During the first three months of 2025 and 2024, the Company granted time-based and performance-based restricted stock units with aggregate grant-date fair values of $15.1 million (211,000 units with an average grant price per unit of $71.44) and $13.7 million (223,000 units with an average grant price per unit of $61.44), respectively.

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

The calculation of the basic and diluted EPS is as follows:

	Three Months Ended March 31,
	2025	2024
Numerator:
Net income attributable to Stewart (in $'000)	3,077	3,130

Denominator (in '000):
Basic average shares outstanding	27,828	27,512
Average number of dilutive shares relating to options	201	197
Average number of dilutive shares relating to restricted units	312	318
Diluted average shares outstanding	28,341	28,027

Basic earnings per share attributable to Stewart ($)	0.11	0.11
Diluted earnings per share attributable to Stewart ($)	0.11	0.11

NOTE 10

Contingent liabilities and commitments. In the ordinary course of business, the Company guarantees the third-party indebtedness of certain of its consolidated subsidiaries. As of March 31, 2025, the maximum potential future payments on the guarantees are not more than the related notes payable recorded in the condensed consolidated balance sheets. The Company also guarantees the indebtedness related to lease obligations of certain of its consolidated subsidiaries. The maximum future obligations arising from these lease-related guarantees are not more than the Company’s future lease obligations, as presented on the condensed consolidated balance sheets, plus lease operating expenses. As of March 31, 2025, the Company also had unused letters of credit aggregating $4.9 million related to workers’ compensation and other insurance. The Company does not expect to make any payments on these guarantees.

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

NOTE 12

Segment information. The Company's chief operating decision maker (CODM) is the chief executive officer, who evaluates the performance of and allocates resources to its three reportable segments: title insurance and related services (title), real estate solutions, and corporate. The Company uses revenues and pretax income in assessing segment performance and trends. The title segment provides services needed to transfer title to property in a real estate transaction and includes services such as searching, abstracting, examining, closing and insuring the condition of the title to the property. In addition, the title segment includes home and personal insurance services, Internal Revenue Code Section 1031 tax-deferred exchanges, and digital customer engagement platform services. The real estate solutions segment supports the real estate industry and primarily includes credit and real estate information services, valuation management services, online notarization and closing services, and capital markets search services. The corporate segment is primarily comprised of the parent holding company and centralized support services departments.

Statement of income information related to these reportable segments, including major expense captions used to calculate pretax income, is as follows:

	Three Months Ended March 31,
	2025	2024
	(in $ thousands)
Title:
Revenues	514,874	471,352
Expenses
Amounts retained by agencies	221,377	199,976
Employee costs	168,487	156,803
Other operating expenses	86,505	77,901
Title losses and related claims	17,702	17,383
Depreciation and amortization	8,614	8,729
Interest	422	379
	503,107	461,171
Pretax income	11,767	10,181

	Three Months Ended March 31,
	2025	2024
	(in $ thousands)
Real estate solutions:
Revenues	97,112	83,041
Expenses
Employee costs	13,736	12,217
Other operating expenses	72,943	57,817
Depreciation and amortization	6,372	6,275
Interest	2	—
	93,053	76,309
Pretax income	4,059	6,732

Corporate:
Revenues (net realized losses)	(2)	(78)
Expenses
Employee costs	3,588	3,397
Other operating expenses	1,463	1,233
Depreciation and amortization	336	380
Interest	4,537	4,679
	9,924	9,689
Pretax loss	(9,926)	(9,767)

Consolidated Stewart:
Revenues	611,984	554,315
Expenses
Amounts retained by agencies	221,377	199,976
Employee costs	185,811	172,417
Other operating expenses	160,911	136,951
Title losses and related claims	17,702	17,383
Depreciation and amortization	15,322	15,384
Interest	4,961	5,058
	606,084	547,169
Pretax income	5,900	7,146

The Company does not provide asset information by reportable operating segment as it does not routinely evaluate the asset position by segment.

Total revenues generated in the United States and all international operations are as follows:

	Three Months Ended March 31,
	2025	2024
	(in $ thousands)
United States	581,575	525,022
International	30,409	29,293
	611,984	554,315

NOTE 13
Other comprehensive income (loss). Changes in the balances of each component of other comprehensive income (loss) and the related tax effects are as follows:

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount
	(in $ thousands)
Net unrealized gains and losses on investments:
Change in net unrealized gains and losses on investments	6,779	1,423	5,356	(2,881)	(605)	(2,276)
Reclassification adjustments for realized gains and losses on investments	46	10	36	190	40	150
	6,825	1,433	5,392	(2,691)	(565)	(2,126)
Foreign currency translation adjustments	1,436	457	979	(5,403)	(933)	(4,470)
Other comprehensive income (loss)	8,261	1,890	6,371	(8,094)	(1,498)	(6,596)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S OVERVIEW

First quarter 2025 overview. We reported net income attributable to Stewart of $3.1 million ($0.11 per diluted share) for the first quarter 2025, compared to net income of $3.1 million ($0.11 per diluted share) for the first quarter 2024. Pretax income before noncontrolling interests for the first quarter 2025 was $5.9 million compared to pretax income before noncontrolling interests of $7.1 million for the prior year quarter. The first quarter 2025 results included $3.1 million of pretax net realized and unrealized gains, while the first quarter 2024 results included $7.0 million of pretax net realized gains, both primarily related to net gains from fair value changes of equity security investments in the title segment.

Summary results of the title segment are as follows ($ in millions, except pretax margin):

	For the Three Months Ended March 31
	2025	2024	% Change

Operating revenues	499.2	451.4	11%
Investment income	12.6	12.9	(2)%
Net realized and unrealized gains	3.1	7.1	(57)%
Pretax income	11.8	10.2	16%
Pretax margin	2.3%	2.2%

Title segment operating revenues in the first quarter 2025 increased $47.8 million, or 11%, as revenues from both our direct and agency title operations improved, while total segment operating expenses increased $41.9 million, or 9%, compared to the first quarter 2024. Agency retention expenses in the first quarter 2025 increased $21.4 million, or 11%, consistent with the gross agency revenue increase of $26.7 million, or 11%, compared to the first quarter 2024.

Total title segment employee costs and other operating expenses for the first quarter 2025 increased $20.3 million, or 9%, compared to the first quarter 2024, primarily due to increased incentive compensation expenses related to higher title revenues, and higher outside search and service expenses resulting from higher commercial revenues. As a percentage of operating revenues, total title employee costs and other operating expenses improved to 51.1% in the first quarter 2025 compared to 52.0% in the first quarter 2024.

Title loss expense in the first quarter 2025 was $17.7 million, compared to $17.4 million in the prior year quarter. As a percentage of title operating revenues, first quarter 2025 title loss expense improved to 3.5%, compared to 3.9% in the first quarter 2024, primarily driven by our overall favorable claims experience. Included in the title segment’s pretax income for the first quarters 2025 and 2024 were acquisition intangible asset amortization and related expenses of $2.8 million and $3.4 million, respectively.

Summary results of the real estate solutions segment are as follows ($ in millions, except pretax margin):

	For the Three Months Ended March 31
	2025	2024	% Change

Operating revenues	97.1	83.0	17%
Pretax income	4.1	6.7	(40)%
Pretax margin	4.2%	8.1%

The segment's operating revenues increased $14.1 million, or 17%, in the first quarter 2025, primarily driven by increased revenues from our credit information services operations compared to the first quarter 2024. Combined employee costs and other operating expenses increased $16.6 million, or 24%, primarily due to higher costs of services related to credit information and increased employee costs supporting revenue growth. Included in the segment's results for the first quarters 2025 and 2024 were acquisition intangible asset amortization expenses of $5.5 million and $5.6 million, respectively.

In regard to the corporate segment, pretax results were driven by net expenses attributable to corporate operations, which totaled $9.9 million in the first quarter 2025 compared to $9.7 million in the first quarter 2024.

CRITICAL ACCOUNTING ESTIMATES

The preparation of the Company’s condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures surrounding contingencies and commitments. Actual results can differ from our accounting estimates. While we do not anticipate significant changes in our estimates, there is a risk that such changes could have a material impact on our consolidated financial condition or results of operations for future periods. During the three months ended March 31, 2025, we made no material changes to our critical accounting estimates as previously disclosed in Management’s Discussion and Analysis in the 2024 Form 10-K.

Operations. Our primary business is title insurance and settlement-related services. We close transactions and issue title policies on homes, commercial and other real properties located in all 50 states, the District of Columbia and international markets through policy-issuing offices, agencies and centralized title services centers. Our real estate solutions operations include credit and real estate information services, valuation management services, online notarization and closing services, and capital markets search services. The corporate segment includes our parent holding company and centralized support services departments.

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

RESULTS OF OPERATIONS

Comparisons of our results of operations for the three months ended March 31, 2025 with the corresponding periods in the prior year are set forth below. Factors contributing to fluctuations in the results of operations are presented in the order of their monetary significance, and we have quantified, when necessary, significant changes. Segment results are included in the discussions and, when relevant, are discussed separately.

Our statements on home sales, interest rates and loan activity are based on published U.S. industry data from sources including Fannie Mae, the Mortgage Bankers Association (MBA), the National Association of Realtors (NAR) and the U.S. Census Bureau as of March 31, 2025. We also use information from our direct operations.

Operating environment. According to NAR, March 2025 existing home sales (seasonally-adjusted basis) declined to 4.02 million units, which were 2% and 6% lower compared to last year and February 2025, respectively, primarily due to affordability challenges resulting from high mortgage interest rates and rising home prices. The median home price in March 2025 increased 3% and 2% compared to March 2024 and February 2025, respectively, marking the 21st consecutive month of year-over-year price increases. As a result, unsold home inventory in March 2025 increased 20% and 8% compared to last year and February 2025, respectively. In relation to new residential construction, U.S. housing starts (seasonally-adjusted) in March 2025 were 11% lower compared to February 2025, but were 2% higher than March 2024, while newly-issued building permits in March 2025 were similar to March 2024 and 2% higher than February 2025.

Based on averaged estimates by Fannie Mae and MBA, total U.S. single family mortgage originations increased 7% to $378 billion during the first quarter 2025, primarily driven by 39% higher refinancing originations with purchase lending slightly lower by 1% compared to the first quarter 2024. The 30-year fixed mortgage interest rate remained elevated, averaging 6.8% during the first quarter 2025 compared to 6.7% from the prior year quarter. It is expected that the interest rate will only gradually decline during the rest of the year, dipping to an average of 6.4% by the end of 2025. Second quarter 2025 existing and new homes sales (seasonally-adjusted) are expected to increase 5% and 3%, respectively, compared to last year, while total purchase and refinancing originations are forecast to improve 11% and 80% respectively, compared to the second quarter 2024.

Title revenues. Direct title revenue information is presented below:

	Three Months Ended March 31,
	2025	2024	Change	% Chg
	(in $ millions)
Non-commercial
Domestic	134.4	135.3	(0.9)	(1)%
International	22.2	19.2	3.0	16%
	156.6	154.5	2.1	1%
Commercial:
Domestic	69.3	49.7	19.6	39%
International	5.8	6.4	(0.6)	(9)%
	75.1	56.1	19.0	34%
Total direct title revenues	231.7	210.6	21.1	10%

Domestic non-commercial revenues in the first quarter 2025 slightly declined 1%, compared to the prior year quarter, primarily due to lower total residential transactions, which was partially offset by a 13% higher average fee per file. Average residential fee per file for the first quarter 2025 was $3,300, compared to $2,900 from the first quarter 2024, primarily due to a higher share of purchase transactions during the first quarter 2025.

Domestic commercial revenues improved 39% in the first quarter 2025 compared to the first quarter 2024, primarily driven by an increased average transaction size and higher commercial closed transactions, primarily from the energy, multi-family, industrial and mixed use sectors. Average domestic commercial fee per file increased 13% to $15,800 in the first quarter 2025 compared to $13,900 in the first quarter 2024. Total international revenues improved $2.4 million, or 9%, in the first quarter 2025, primarily driven by increased volumes from our Canadian operations compared to the prior year quarter.

Orders information for the three months ended March 31 is as follows:

	Three Months Ended March 31,
	2025	2024	Change	% Chg*
Opened Orders:
Commercial	4,328	3,693	635	17%
Purchase	46,250	48,024	(1,774)	(4)%
Refinance	17,562	16,371	1,191	7%
Other	10,803	11,247	(444)	(4)%
Total	78,943	79,335	(392)	—%

Closed Orders:
Commercial	4,390	3,568	822	23%
Purchase	26,780	29,744	(2,964)	(10)%
Refinance	9,898	9,353	545	6%
Other	4,605	7,794	(3,189)	(41)%
Total	45,673	50,459	(4,786)	(9)%
*Rounded.

Gross revenues from independent agency operations improved $26.7 million, or 11%, in the first quarter 2025 compared to the first quarter 2024, consistent with the overall direct title trend. Agency revenues, net of retention, increased $5.3 million, or 13%, in the first quarter 2025, primarily due to an improved average agency remittance rate compared to the prior year quarter. Refer further to the "Retention by agencies" discussion under Expenses below.

Real estate solutions revenues. Real estate solutions revenues increased $14.1 million, or 17%, in the first quarter 2025, primarily due to improved revenues from our credit information services, valuation management and capital markets search services operations, compared to the prior year quarter.

Investment income. Investment income in the first quarter 2025 decreased slightly to $12.7 million, compared to $12.9 million from the prior year quarter, primarily due to lower earned interest income from eligible escrow balances as a result of lower escrow balances in the first quarter 2025.

Net realized and unrealized gains. Refer to Note 5 to the condensed consolidated financial statements.

Expenses. An analysis of expenses is shown below:

	Three Months Ended March 31,
	2025	2024	Change*	% Chg
	(in $ millions)
Amounts retained by agencies	221.4	200.0	21.4	11%
As a % of agency revenues	82.8%	83.1%
Employee costs	185.8	172.4	13.4	8%
As a % of operating revenues	31.2%	32.3%
Other operating expenses	160.9	137.0	24.0	18%
As a % of operating revenues	27.0%	25.6%
Title losses and related claims	17.7	17.4	0.3	2%
As a % of title revenues	3.5%	3.9%
*May not foot due to rounding.

Retention by agencies. Amounts retained by title agencies are based on agreements between agencies and our title underwriters. Amounts retained by independent agencies, as a percentage of revenues generated by them, slightly improved to an average of 82.8% in the first quarter 2025, compared to 83.1% in the prior year quarter, primarily as a result of increased revenues from states with relatively lower retention rates in 2025. The average retention percentage may vary from period to period due to the geographical mix of agency operations, the volume of title revenues and, in some states, laws or regulations. Due to the variety of such laws or regulations, as well as competitive factors, the average retention rate can differ significantly from state to state. In addition, a high proportion of our independent agencies are in states with retention rates greater than 80%. We continue to focus on increasing profit margins in every state, increasing premium revenue in states where remittance rates are higher, and maintaining the quality of our agency network, which we believe to be the industry’s best, in order to mitigate claims risk and drive consistent future performance. While market share is important in our agency operations channel, it is not as important as margins, risk mitigation and profitability.

Employee costs. Consolidated employee costs in the first quarter 2025 increased $13.4 million, or 8%, primarily due to higher incentive compensation on overall improved revenues and increased salaries expense primarily due to slightly higher employee counts in our title and real estate solutions businesses compared to the first quarter 2024. Title segment employee costs increased $11.7 million, or 7%, while real estate solutions segment employee costs increased $1.5 million, or 12%, in the first quarter 2025 compared to the prior year quarter.

Total employee costs, as a percentage of total operating revenues, improved to 31.2% in the first quarter 2025, compared to 32.3% in the prior year quarter, primarily due to higher first quarter 2025 revenues. During the first quarter 2025, we had an average of approximately 6,800 employees, compared to an average of 6,700 employees during the first quarter 2024. Average cost per employee increased 6% in the first quarter 2025 primarily due to increased incentive compensation expense compared to the prior year quarter.

Other operating expenses. Other operating expenses include costs that are primarily fixed in nature, costs that follow, to varying degrees, changes in transaction volumes and revenues (variable costs) and costs that fluctuate independently of revenues (independent costs). Costs that are primarily fixed in nature include rent and other occupancy expenses, equipment rental, insurance, repairs and maintenance, technology costs and telecommunications expenses. Variable costs include third-party service and appraiser expenses related to real estate solutions operations, outside search fees, attorney fee splits, credit losses (on receivables), copy supplies, delivery fees, postage, premium taxes and title plant maintenance expenses. Independent costs include general supplies, litigation defense, business promotion and marketing and travel.

Consolidated other operating expenses increased $24.0 million, or 18%, in the first quarter 2025 primarily due to higher real estate solutions services expenses and commercial title outside search fees driven by higher related revenues compared to the prior year quarter. Total variable costs in the first quarter 2025 increased $20.2 million, or 25%, primarily driven by our real estate solutions and commercial services operations, while total costs that are primarily fixed in nature increased $2.4 million, or 5%, primarily due to higher technology costs compared to the prior year quarter. Independent costs increased $1.4 million, or 12%, primarily due to higher travel and business promotion expenses, partially offset by lower office closure costs in the first quarter 2025 compared to the prior year quarter.

As a percentage of total operating revenues, consolidated other operating expenses in the first quarter 2025 were 27.0% compared to 25.6% in the first quarter 2024, primarily resulting from increased real estate solutions service expenses related to higher first quarter 2025 revenues.

Title losses. Provisions for title losses, as a percentage of title operating revenues, were 3.5% and 3.9% for the first quarters 2025 and 2024, respectively. The title loss expense in the first quarter 2025 increased $0.3 million, or 2%, compared to the prior year quarter, primarily due to our overall favorable claim experience partially offsetting the effect of increased title revenues in the first quarter 2025. The title loss ratio in any given quarter can be significantly influenced by changes in large claims incurred, escrow losses and adjustments to reserves for existing large claims.

The composition of title policy loss expense is as follows:

	Three Months Ended March 31,
	2025	2024	Change	% Chg
	(in $ millions)
Provisions – known claims:
Current year	2.3	2.3	—	—%
Prior policy years	13.9	15.0	(1.1)	(7)%
	16.2	17.3	(1.1)	(6)%
Provisions – IBNR
Current year	15.0	14.7	0.3	2%
Prior policy years	0.4	0.4	—	—%
	15.4	15.1	0.3	2%
Transferred from IBNR to known claims	(13.9)	(15.0)	1.1	7%
Total provisions	17.7	17.4	0.3	2%

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

Total known claims provision decreased $1.1 million, or 6%, in the first quarter 2025, compared to the first quarter 2024, primarily as a result of timing of claims reported related to prior policy years. Current year IBNR provisions in the first quarter 2025 increased $0.3 million, or 2%, primarily due to increased title premiums compared to the prior year quarter. As a percentage of title operating revenues, provisions - IBNR for the current policy year was 3.0% and 3.3% in the first quarters 2025 and 2024, respectively.

Cash claim payments in the first quarter 2025 decreased $3.8 million, or 17%, compared to the first quarter 2024, primarily due to lower payments on general claims and recoveries, partially offset by increased payments on large claims related to prior policy years. We continue to manage and resolve large claims prudently and in keeping with our commitments to our policyholders.

In addition to title policy claims, we incur losses in our direct operations from escrow, closing and disbursement functions. These escrow losses typically relate to errors or other miscalculations of amounts to be paid at closing, including timing or amount of a mortgage payoff, payment of property or other taxes and payment of homeowners’ association fees. Escrow losses also arise in cases of fraud, and in those cases, the title insurer incurs the loss under its obligation to ensure that an unencumbered title is conveyed. Escrow losses are recognized as expenses when discovered or when contingencies associated with them (such as litigation) are resolved and are typically paid less than 12 months after the loss is recognized. There were no material escrow losses for the first quarters 2025 and 2024.

Total title policy loss reserve balances are as follows:

	March 31, 2025	December 31, 2024
	(in $ millions)
Known claims	64.1	66.9
IBNR	446.7	444.6
Total estimated title losses	510.8	511.5

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

Depreciation and amortization. Total depreciation and amortization expenses in the first quarter 2025 were comparable to the first quarter 2024. Compared to the prior year quarter, acquisition intangible amortization expenses for the first quarter 2025 declined due to several assets becoming fully amortized in 2025, offset by higher depreciation expenses in the first quarter 2025 related to new internal systems recently placed into operations.

Income taxes. Our effective tax rate, based on income before taxes and after deducting income attributable to noncontrolling interests, was 14% in the first quarter 2025 compared to 23% in the first quarter 2024. The lower first quarter 2025 effective tax rate was primarily driven by a higher tax benefit related to share-based compensation deductions compared to the first quarter 2024.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources reflect our ability to generate cash flow to meet our obligations to stockholders, customers (payments to satisfy claims on title policies), vendors, employees, lenders and others. As of March 31, 2025, our total cash and investments, including amounts reserved pursuant to statutory requirements aggregated $869.1 million. Of our total cash and investments at March 31, 2025, $471.9 million ($205.9 million, net of statutory reserves) was held in the United States and the rest internationally (principally in Canada).

As a holding company, the parent company is funded principally by cash from its subsidiaries' earnings in the form of dividends, operating and other administrative expense reimbursements and pursuant to intercompany tax sharing agreements. Cash held at the parent company and its unregulated subsidiaries (which totaled $19.2 million at March 31, 2025) is available for funding the parent company's operating expenses, interest payments on debt and dividend payments to common stockholders. The parent company also receives distributions from Stewart Title Guaranty Company (Guaranty), its regulated title insurance underwriter, to meet cash requirements for acquisitions and other strategic investments.

A substantial majority of our consolidated cash and investments as of March 31, 2025 was held by Guaranty and its subsidiaries. The use and investment of these funds, dividends to the parent company, and cash transfers between Guaranty and its subsidiaries and the parent company are subject to certain legal and regulatory restrictions. In general, Guaranty uses its cash and investments in excess of its legally-mandated statutory premium reserve (established in accordance with requirements under Texas law) to fund its insurance operations, including claims payments. Guaranty may also, subject to certain limitations, provide funds to its subsidiaries (whose operations consist principally of field title offices and real estate solutions operations) for their operating and debt service needs.

We maintain investments in accordance with certain statutory requirements for the funding of statutory premium reserves. Statutory reserve funds are required to be fully funded and invested in high-quality securities and short-term investments. Statutory reserve funds are not available for current claim payments, which must be funded from current operating cash flow. Included in investments in debt and equity securities are statutory reserve funds of approximately $539.2 million and $535.5 million at March 31, 2025 and December 31, 2024, respectively. In addition, included within cash and cash equivalents are statutory reserve funds of approximately $10.3 million and $9.5 million at March 31, 2025 and December 31, 2024, respectively. As of March 31, 2025, our known claims reserve totaled $64.1 million and our estimate of claims that may be reported in the future, under generally accepted accounting principles, totaled $446.7 million. In addition to this, we had cash and investments (at amortized cost and excluding equity method investments) of $251.4 million, which are available for underwriter operations, including claims payments, and acquisitions.

The ability of Guaranty to pay dividends to its parent is governed by Texas insurance law. The Texas Department of Insurance (TDI) must be notified of any dividend declared, and any dividend in excess of the greater of the statutory net operating income or 20% of surplus (which was approximately $173.0 million as of December 31, 2024) would be, by regulation, considered extraordinary and subject to pre-approval by the TDI. Also, the Texas Insurance Commissioner may raise an objection to a planned distribution during the notification period. Guaranty’s actual ability or intent to pay dividends to its parent may be constrained by business and regulatory considerations, such as the impact of dividends on surplus and liquidity, which could affect its ratings and competitive position, the amount of insurance it can write and its ability to pay future dividends. During the three months ended March 31, 2025, Guaranty paid no dividends to the parent company, while it paid $20.0 million in dividends to the parent company during the three months ended March 31, 2024.

Effective March 31, 2025, Stewart Title Insurance Company (STIC) was merged into Guaranty, primarily to streamline our underwriting operations. Prior to the merger, STIC, our second largest underwriter, was a wholly-owned subsidiary of Guaranty and was domiciled in the state of New York.

As the parent company conducts no operations apart from its wholly-owned subsidiaries, the discussion below focuses on consolidated cash flows.

	Three Months Ended March 31,
	2025	2024
	(in $ millions)
Net cash used in operating activities	(29.9)	(29.6)
Net cash used by investing activities	(20.0)	(47.4)
Net cash used by financing activities	(18.6)	(16.8)

Operating activities. Our principal sources of cash from operations are premiums on title policies and revenue from title service-related transactions, real estate solutions and other operations. Our independent agencies remit cash to us net of their contractual retention. Our principal cash expenditures for operations are employee costs, operating costs and title claims payments.

Net cash used in operations in the first quarter 2025 of $29.9 million was comparable to net cash used in operations of $29.6 million in the first quarter 2024. Although our business is labor intensive, we are focused on a cost-effective, scalable business model which includes utilization of technology, centralized back and middle office functions and business process outsourcing. We are continuing our emphasis on cost management, especially in light of the current economic environment due to elevated mortgage interest rates, specifically focusing on lowering unit costs of production and improving operating margins in our direct title and real estate solutions operations. Our plans to improve margins include additional automation of manual processes, further consolidation of our various systems and production operations, and full integration of acquisitions. We continue to invest in the technology necessary to accomplish these goals.

Investing activities. Cash used and provided by investing activities is primarily related to proceeds from matured and sold investments, purchases of investments, capital expenditures and acquisition of businesses. During the first quarters 2025 and 2024, total proceeds from securities investments sold and matured were $27.9 million and $27.5 million, respectively, while cash used for purchases of securities investments was $22.4 million and $23.7 million, respectively. Additionally, cash paid for cost-basis and other investments was $0.9 million and $29.9 million during the first quarters 2025 and 2024, respectively.

We used $12.3 million and $10.2 million of cash for expenditures related to property and equipment and other long-lived assets during the first quarters 2025 and 2024, respectively, while we used net cash of $7.4 million for acquisitions of title offices in the first quarter 2025. We maintain investment in capital expenditures at a level that enables us to implement technologies for increasing our operational and back-office efficiencies and to pursue growth in key markets.

Financing activities and capital resources. Total debt and stockholders’ equity were $445.9 million and $1.41 billion, respectively, as of March 31, 2025. During the first quarters 2025 and 2024, payments on notes payable of $1.1 million and $3.4 million, respectively, and notes payable additions of $1.0 million and $3.4 million, respectively, were related to short-term loan agreements in connection with our Section 1031 tax-deferred property exchange (Section 1031) business.

At March 31, 2025, our line of credit facility was fully available, while our debt-to-equity and debt-to-capitalization ratios, excluding our Section 1031 notes, were approximately 32% and 24%, respectively. During the first quarter 2025, we paid total dividends of $13.9 million ($0.50 per common share), compared to total dividends paid in the first quarter 2024 of $13.1 million ($0.48 per common share).

We believe we have sufficient liquidity and capital resources to meet the cash needs of our ongoing operations, including consideration of the current economic and real estate environment created by the elevated mortgage interest rates. However, we may determine that additional debt or equity funding is warranted to provide liquidity for achievement of strategic goals or acquisitions or for unforeseen circumstances. Other than scheduled maturities of debt, operating lease payments and anticipated claims payments, we have no material contractual commitments. We expect that cash flows from operations and cash available from our underwriters, subject to regulatory restrictions, will be sufficient to fund our operations, including claims payments. However, to the extent that these funds are not sufficient, we may be required to borrow funds on terms less favorable than we currently have or seek funding from the equity market, which may not be successful or may be on terms that are dilutive to existing stockholders.

Contingent liabilities and commitments. See discussion of contingent liabilities and commitments in Note 10 to the condensed consolidated financial statements.

Other comprehensive income (loss). Unrealized gains and losses on available-for-sale debt securities investments and changes in foreign currency exchange rates are reported net of deferred taxes in accumulated other comprehensive income (loss), a component of stockholders’ equity, until they are realized. During the first quarter 2025, net unrealized investment gains of $5.4 million, net of taxes, which increased our other comprehensive income, were primarily related to net increases in the fair values of our foreign and corporate bond securities investments. These increases primarily resulted from lower interest rates during the first quarter 2025. During the first quarter 2024, net unrealized investment losses of $2.1 million, net of taxes, which increased our other comprehensive loss, were primarily related to net decreases in the fair values of our foreign and corporate bond securities investments, primarily influenced by the elevated interest rate environment.

Changes in foreign currency spot exchange rates (primarily related to our Canadian and United Kingdom operations) resulted in other comprehensive income (loss), net of taxes, of $1.0 million in the first quarter 2025 and ($4.5) million in the first quarter 2024. During the first quarter 2025, the Canadian dollar and British pound both appreciated relative to the U.S. dollar, while they both depreciated during the same period in 2024.

Off-balance sheet arrangements. We do not have any material source of liquidity or financing that involves off-balance sheet arrangements. We also routinely hold funds in segregated escrow accounts pending the closing of real estate transactions and have qualified intermediaries in tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code. The Company holds the proceeds from these transactions until a qualifying exchange can occur. In accordance with industry practice, these segregated accounts are not included on the balance sheet. See Note 15 in our 2024 Form 10-K.

Forward-looking statements. Certain statements in this report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to future, not past, events and often address our expected future business and financial performance. These statements often contain words such as “may,” "expect," "anticipate," "intend," "plan," "believe," "seek," "will," "foresee" or other similar words. Forward-looking statements by their nature are subject to various risks and uncertainties that could cause our actual results to be materially different than those expressed in the forward-looking statements. These risks and uncertainties include, among other things, the following:
•the volatility of economic conditions, including economic changes that may result from new or increased tariffs, trade restrictions or geopolitical tensions;
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

The above risks and uncertainties, as well as others, are discussed in more detail in our documents filed with the Securities and Exchange Commission, including in Part I, Item 1A "Risk Factors" in our 2024 Form 10-K, and as may be further updated and supplemented from time to time in our future Quarterly Reports on Form 10-Q, and our Current Reports on Form 8-K filed subsequently. All forward-looking statements included in this report are expressly qualified in their entirety by such cautionary statements. We expressly disclaim any obligation to update, amend or clarify any forward-looking statements contained in this report to reflect events or circumstances that may arise after the date hereof, except as may be required by applicable law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes during the three months ended March 31, 2025 in our investment strategies, types of financial instruments held or the risks associated with such instruments that would materially alter the market risk disclosures made in our 2024 Form 10-K.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. Our principal executive officer and principal financial officer are responsible for establishing and maintaining disclosure controls and procedures. They evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2025, and have concluded that, as of such date, our disclosure controls and procedures are adequate and effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting during the quarter ended March 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

See discussion of legal proceedings in Note 11 to the condensed consolidated financial statements included in Item 1 of Part I of this Report, which is incorporated by reference into this Part II, Item 1, as well as Item 3. Legal Proceedings, in our 2024 Form 10-K.

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in our 2024 Form 10-K. There have been no material changes to our risk factors since our 2024 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases of our Common Stock during the three months ended March 31, 2025, except for repurchases of approximately 48,300 shares (aggregate purchase price of approximately $3.4 million) related to the statutory income tax withholding on the vesting of restricted unit grants to executives and senior management employees.

Item 5. Other Information

Book value per share. Our book value per share was $50.16 and $50.50 as of March 31, 2025 and December 31, 2024, respectively. As of March 31, 2025, our book value per share was based on approximately $1.40 billion of stockholders’ equity attributable to Stewart and 27,919,281 shares of Common Stock outstanding. As of December 31, 2024, our book value per share was based on approximately $1.40 billion of stockholders’ equity attributable to Stewart and 27,763,691 shares of Common Stock outstanding.

Trading plans. During the quarter ended March 31, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements, as defined under Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit
3.1	—	Restated Certificate of Incorporation of the Registrant, dated April 28, 2016 (incorporated by reference in this report from Exhibit 3.1 of the Current Report on Form 8-K filed April 29, 2016)
3.2	—	Fifth Amended and Restated By-Laws of the Registrant, as of December 27, 2022 (incorporated by reference in this report from Exhibit 3.1 of the Current Report on Form 8-K filed December 30, 2022)
10.1†*	—	Form of 2025 Restricted Stock Unit Award Agreement, effective March 26, 2025, by and between the Registrant and its executive officers
10.2†*	—	Form of 2025 Restricted Performance Stock Unit Award Agreement, effective March 26, 2025, by and between the Registrant and its executive officers
10.3†*		Amended and Restated Employment Agreement entered as of June 1, 2020 and effective as of January 1, 2020, by and between the Registrant and Brad Rable
31.1*	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	—	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	—	XBRL Taxonomy Extension Schema Document
101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	—	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document
104*	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith
† Management contract or compensatory plan

SIGNATURE
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 6, 2025
Date

Stewart Information Services Corporation
Registrant

By:	/s/ David C. Hisey
David C. Hisey, Chief Financial Officer and Treasurer