Form 10-Q
period 2025-06-30
STEWART INFORMATION SERVICES CORP
filed 2025-08-05
CIK 94344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☑
On July 29, 2025, there were 27,998,523 outstanding shares of the issuer's Common Stock.

FORM 10-Q QUARTERLY REPORT
QUARTER ENDED JUNE 30, 2025

As used in this report, “we,” “us,” “our,” "Registrant," the “Company” and “Stewart” mean Stewart Information Services Corporation and our subsidiaries, unless the context indicates otherwise.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in $'000, except per share)
Revenues
Direct title revenues	291,262	255,480	522,942	466,068
Agency title revenues	301,285	240,760	568,803	481,532
Real estate solutions	112,650	92,198	209,727	175,214
Operating revenues	705,197	588,438	1,301,472	1,122,814
Investment income	16,257	14,306	28,913	27,207
Net realized and unrealized gains (losses)	727	(514)	3,780	6,524
	722,181	602,230	1,334,165	1,156,545
Expenses
Amounts retained by agencies	252,112	200,126	473,489	400,102
Employee costs	208,209	179,708	394,019	352,125
Other operating expenses	173,527	152,291	334,439	289,244
Title losses and related claims	21,454	21,090	39,156	38,472
Depreciation and amortization	15,150	15,198	30,472	30,582
Interest	4,953	4,812	9,914	9,869
	675,405	573,225	1,281,489	1,120,394
Income before taxes and noncontrolling interests	46,776	29,005	52,676	36,151
Income tax expense	(11,141)	(7,940)	(11,625)	(8,876)
Net income	35,635	21,065	41,051	27,275
Less net income attributable to noncontrolling interests	3,713	3,722	6,052	6,802
Net income attributable to Stewart	31,922	17,343	34,999	20,473

Net income	35,635	21,065	41,051	27,275
Other comprehensive income (loss), net of taxes
Foreign currency translation adjustments	13,429	(1,256)	14,408	(5,726)
Change in net unrealized gains and losses on investments	734	114	6,090	(2,162)
Reclassification adjustments for realized gains and losses on investments	291	390	327	540
Other comprehensive income (loss), net of taxes	14,454	(752)	20,825	(7,348)
Comprehensive income	50,089	20,313	61,876	19,927
Less net income attributable to noncontrolling interests	3,713	3,722	6,052	6,802
Comprehensive income attributable to Stewart	46,376	16,591	55,824	13,125

Basic average shares outstanding (000)	27,931	27,592	27,880	27,549
Basic earnings per share attributable to Stewart	1.14	0.63	1.26	0.74
Diluted average shares outstanding (000)	28,330	28,013	28,337	28,011
Diluted earnings per share attributable to Stewart	1.13	0.62	1.24	0.73
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2025 (Unaudited)	December 31, 2024
	(in $'000, except share amounts)
Assets
Cash and cash equivalents	178,101	216,298
Short-term investments	45,731	41,199
Investments, at fair value:
Debt securities (amortized cost of $609,597 and $599,287)	605,048	586,615
Equity securities	84,695	82,484
	689,743	669,099
Receivables:
Premiums from agencies	39,166	36,753
Trade and other	105,929	87,671
Income taxes	3,746	3,100
Notes	26,116	20,964
Allowance for uncollectible amounts	(8,890)	(7,725)
	166,067	140,763
Property and equipment:
Land	1,597	2,545
Buildings	16,164	19,836
Furniture and equipment	256,918	245,432
Accumulated depreciation	(191,512)	(180,200)
	83,167	87,613
Operating lease assets	113,615	102,210
Title plants, at cost	74,955	74,862
Goodwill	1,092,747	1,084,139
Intangible assets, net of amortization	158,348	173,075
Deferred tax assets	4,795	4,827
Other assets	173,888	136,060
	2,781,157	2,730,145
Liabilities
Notes payable	446,000	445,841
Accounts payable and accrued liabilities	203,903	214,580
Operating lease liabilities	129,787	118,835
Estimated title losses	523,085	511,534
Deferred tax liabilities	32,100	28,266
	1,334,875	1,319,056
Contingent liabilities and commitments
Stockholders’ equity
Common Stock ($1 par value) and additional paid-in capital	366,966	358,721
Retained earnings	1,096,023	1,089,484
Accumulated other comprehensive loss:
Foreign currency translation adjustments	(18,978)	(33,386)
Net unrealized losses on debt securities investments	(3,594)	(10,011)
Treasury stock – 352,161 common shares, at cost	(2,666)	(2,666)
Stockholders’ equity attributable to Stewart	1,437,751	1,402,142
Noncontrolling interests	8,531	8,947
Total stockholders’ equity (27,939,997 and 27,763,691 shares outstanding)	1,446,282	1,411,089
	2,781,157	2,730,145
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2025	2024
	(in $'000)
Reconciliation of net income to cash provided (used) by operating activities:
Net income	41,051	27,275
Add (deduct):
Depreciation and amortization	30,472	30,582
Adjustments for bad debt provisions	1,565	1,155
Net realized and unrealized gains	(3,780)	(6,524)
Amortization of net discount on debt securities investments	(631)	(168)
Payments for title losses less than (in excess of) provisions	3,633	(11,550)
Adjustments for insurance recoveries of title losses	(308)	208
Increase in receivables – net	(21,409)	(19,184)
Increase in other assets – net	(23,006)	(11,275)
Decrease in accounts payable and other liabilities – net	(13,408)	(25,971)
Change in net deferred income taxes	33	360
Net income from equity method investments	(812)	(507)
Dividends received from equity method investments	1,071	613
Stock-based compensation expense	8,822	6,337
Other – net	208	184
Cash provided (used) by operating activities	23,501	(8,465)
Investing activities:
Proceeds from sales of investments in securities	36,984	20,971
Proceeds from matured investments in debt securities	47,792	51,775
Purchases of investments in securities	(72,241)	(58,368)
Net purchases of short-term investments	(2,696)	(4,781)
Purchases of property and equipment and other long-lived assets	(27,079)	(19,424)
Proceeds from sale of property and equipment and other assets	2,837	81
Cash paid for acquisition of businesses and related assets	(8,523)	(8,247)
Increase in notes receivable	(6,000)	(7,320)
Purchases of cost-basis and other investments	(1,418)	(31,620)
Other – net	848	662
Cash used by investing activities	(29,496)	(56,271)
Financing activities:
Proceeds from notes payable	995	3,387
Payments on notes payable	(1,115)	(3,378)
Distributions to noncontrolling interests	(6,468)	(7,443)
Contributions from noncontrolling interests	—	54
Repurchases of Common Stock	(3,474)	(3,517)
Proceeds from stock option and employee stock purchase plan exercises	2,897	3,811
Cash dividends paid	(27,911)	(26,180)
Payment of contingent consideration related to acquisitions	(445)	(302)
Cash used by financing activities	(35,521)	(33,568)
Effects of changes in foreign currency exchange rates	3,319	(1,656)
Change in cash and cash equivalents	(38,197)	(99,960)
Cash and cash equivalents at beginning of period	216,298	233,365
Cash and cash equivalents at end of period	178,101	133,405
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	Common Stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Noncontrolling interests	Total
	(in $'000)
Six Months Ended June 30, 2025
Balance at December 31, 2024	28,117	330,604	1,089,484	(43,397)	(2,666)	8,947	1,411,089
Net income attributable to Stewart	—	—	34,999	—	—	—	34,999
Dividends on Common Stock ($1.00 per share)	—	—	(28,460)	—	—	—	(28,460)
Stock-based compensation	172	8,650	—	—	—	—	8,822
Stock repurchases	(50)	(3,424)	—	—	—	—	(3,474)
Stock option and employee stock purchase plan exercises	54	2,843	—	—	—	—	2,897
Change in net unrealized gains and losses on investments, net of taxes	—	—	—	6,090	—	—	6,090
Reclassification adjustment for realized gains and losses on investments, net of taxes	—	—	—	327	—	—	327
Foreign currency translation adjustments, net of taxes	—	—	—	14,408	—	—	14,408
Net income attributable to noncontrolling interests	—	—	—	—	—	6,052	6,052
Distributions to noncontrolling interests	—	—	—	—	—	(6,394)	(6,394)
Net effect of other changes in ownership	—	—	—	—	—	(74)	(74)
Balance at June 30, 2025	28,293	338,673	1,096,023	(22,572)	(2,666)	8,531	1,446,282

Six Months Ended June 30, 2024
Balance at December 31, 2023	27,723	310,728	1,070,841	(35,215)	(2,666)	7,138	1,378,549
Net income attributable to Stewart	—	—	20,473	—	—	—	20,473
Dividends on Common Stock ($0.95 per share)	—	—	(26,444)	—	—	—	(26,444)
Stock-based compensation	186	6,151	—	—	—	—	6,337
Stock repurchases	(57)	(3,460)	—	—	—	—	(3,517)
Stock option and employee stock purchase plan exercises	99	3,712	—	—	—	—	3,811
Change in net unrealized gains and losses on investments, net of taxes	—	—	—	(2,162)	—	—	(2,162)
Reclassification adjustment for realized gains and losses on investments, net of taxes, net of taxes	—	—	—	540	—	—	540
Foreign currency translation adjustments, net of taxes	—	—	—	(5,726)	—	—	(5,726)
Net income attributable to noncontrolling interests	—	—	—	—	—	6,802	6,802
Distributions to noncontrolling interests	—	—	—	—	—	(7,443)	(7,443)
Net effect of other changes in ownership	—	—	—	—	—	54	54
Balance at June 30, 2024	27,951	317,131	1,064,870	(42,563)	(2,666)	6,551	1,371,274
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	Common Stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Noncontrolling interests	Total
	($000 omitted)
Three Months Ended June 30, 2025
Balance at March 31, 2025	28,273	333,468	1,078,378	(37,026)	(2,666)	7,436	1,407,863
Net income attributable to Stewart	—	—	31,922	—	—	—	31,922
Dividends on Common Stock ($0.50 per share)	—	—	(14,277)	—	—	—	(14,277)
Stock-based compensation	22	5,312	—	—	—	—	5,334
Stock repurchases	(2)	(107)	—	—	—	—	(109)
Change in net unrealized gains and losses on investments, net of taxes	—	—	—	734	—	—	734
Reclassification adjustment for realized gains and losses on investments, net of taxes	—	—	—	291	—	—	291
Foreign currency translation adjustments, net of taxes	—	—	—	13,429	—	—	13,429
Net income attributable to noncontrolling interests	—	—	—	—	—	3,713	3,713
Distributions to noncontrolling interests	—	—	—	—	—	(2,544)	(2,544)
Net effect of other changes in ownership	—	—	—	—	—	(74)	(74)
Balance at June 30, 2025	28,293	338,673	1,096,023	(22,572)	(2,666)	8,531	1,446,282

Three Months Ended June 30, 2024
Balance at March 31, 2024	27,933	313,381	1,060,808	(41,811)	(2,666)	6,498	1,364,143
Net income attributable to Stewart	—	—	17,343	—	—	—	17,343
Dividends on Common Stock ($0.48 per share)	—	—	(13,281)	—	—	—	(13,281)
Stock-based compensation	14	3,653	—	—	—	—	3,667
Stock repurchases	(2)	(125)	—	—	—	—	(127)
Stock option exercises	6	222					228
Change in net unrealized gains and losses on investments, net of taxes	—	—	—	114	—	—	114
Reclassification adjustment for realized gains and losses on investments, net of taxes, net of taxes	—	—	—	390	—	—	390
Foreign currency translation adjustments, net of taxes	—	—	—	(1,256)	—	—	(1,256)
Net income attributable to noncontrolling interests	—	—	—	—	—	3,722	3,722
Distributions to noncontrolling interests	—	—	—	—	—	(3,723)	(3,723)
Net effect of other changes in ownership	—	—	—	—	—	54	54
Balance at June 30, 2024	27,951	317,131	1,064,870	(42,563)	(2,666)	6,551	1,371,274
See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1

Interim financial statements. The financial information contained in this report for the three and six months ended June 30, 2025 and 2024, and as of June 30, 2025, is unaudited. This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission on February 28, 2025 (2024 Form 10-K).

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

C. Restrictions on cash and investments. The Company maintains investments in accordance with certain statutory requirements in the states of domicile of our underwriters for the funding of statutory premium reserves. Statutory reserve funds are required to be fully funded and invested in high-quality securities and short-term investments. Statutory reserve funds are not available for current claim payments, which must be funded from current operating cash flow. Included in investments in debt and equity securities are statutory reserve funds of approximately $516.3 million and $535.5 million at June 30, 2025 and December 31, 2024, respectively. In addition, included within cash and cash equivalents are statutory reserve funds of approximately $7.4 million and $9.5 million at June 30, 2025 and December 31, 2024, respectively. Although these cash statutory reserve funds are not restricted or segregated in depository accounts, they are required to be held pursuant to state statutes. If the Company fails to maintain minimum investments or cash and cash equivalents sufficient to meet statutory requirements, the Company may be subject to fines or other penalties, including potential revocation of its business license. These funds are not available for any other purpose. In the event that insurance regulators adjust the determination of the statutory premium reserves of the Company’s title insurers, these restricted funds as well as statutory surplus would correspondingly increase or decrease.

D. Recently enacted law. On July 4, 2025, H.R. 1, the "One Big Beautiful Bill Act" (OBBBA) was signed into law in the U.S and includes changes to corporate and international tax provisions, among other changes. Based on management's preliminary analysis, the provisions of the OBBBA are not expected to have a material impact on the Company's consolidated financial statements. Management will continue to assess the potential effects of the new legislation and will update disclosures as appropriate.

NOTE 2

Revenues. The Company's operating revenues, summarized by type, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in $ thousands)
Title insurance premiums:
Direct	200,680	173,813	363,504	315,512
Agency	301,285	240,760	568,803	481,532
Escrow fees	46,698	42,195	81,176	75,738
Real estate solutions and abstract fees	130,790	109,473	244,256	206,847
Other revenues	25,744	22,197	43,733	43,185
	705,197	588,438	1,301,472	1,122,814

NOTE 3

Investments in debt and equity securities. As of June 30, 2025 and December 31, 2024, the net unrealized investment gains relating to investments in equity securities held were $28.2 million and $23.2 million, respectively (refer to Note 5).

The amortized costs and fair values of investments in debt securities are as follows:

	June 30, 2025		December 31, 2024
	Amortized costs	Fair values	Amortized costs	Fair values
	(in $ thousands)
Municipal	12,322	12,248	14,563	14,415
Corporate	199,623	195,174	219,015	210,307
Foreign	345,501	345,388	316,247	313,619
U.S. Treasury Bonds	52,151	52,238	49,462	48,274
	609,597	605,048	599,287	586,615

Foreign debt securities consist of Canadian government, provincial and corporate bonds, United Kingdom treasury and corporate bonds, and Mexican government bonds.

Gross unrealized gains and losses on investments in debt securities are as follows:

	June 30, 2025		December 31, 2024
	Gains	Losses	Gains	Losses
	(in $ thousands)
Municipal	1	75	1	149
Corporate	1,319	5,768	524	9,232
Foreign	3,849	3,962	2,979	5,607
U.S. Treasury Bonds	373	286	5	1,193
	5,542	10,091	3,509	16,181

Debt securities as of June 30, 2025 mature, according to their contractual terms, as follows (actual maturities may differ due to call or prepayment rights):

	Amortized costs	Fair values
	(in $ thousands)
In one year or less	93,080	92,360
After one year through five years	296,715	294,674
After five years through ten years	207,210	206,811
After ten years	12,592	11,203
	609,597	605,048

Gross unrealized losses on investments in debt securities and the fair values of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2025, were:

	Less than 12 months		More than 12 months		Total
	Losses	Fair values	Losses	Fair values	Losses	Fair values
	(in $ thousands)
Municipal	13	3,561	62	7,436	75	10,997
Corporate	12	5,375	5,756	136,474	5,768	141,849
Foreign	311	58,642	3,651	131,194	3,962	189,836
U.S. Treasury Bonds	136	19,452	150	6,745	286	26,197
	472	87,030	9,619	281,849	10,091	368,879

The number of specific debt investment holdings held in an unrealized loss position as of June 30, 2025 was 221. Of these securities, 168 were in unrealized loss positions for more than 12 months. Total gross unrealized investment losses at June 30, 2025 decreased compared to December 31, 2024, primarily due to lower interest rates in the first six months of 2025. Since the Company does not intend to sell and will more likely than not maintain each investment security until its maturity or anticipated recovery in value, and no significant credit risk is deemed to exist, these investments are not considered as credit-impaired. The Company believes its investment portfolio is diversified and expects no material loss to result from the failure to perform by issuers of the debt securities it holds. Investments made by the Company are not collateralized.

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

As of June 30, 2025, financial instruments measured at fair value on a recurring basis are summarized below:

	Level 1	Level 2	Fair value measurements
	(in $ thousands)
Investments in securities:
Debt securities:
Municipal	—	12,248	12,248
Corporate	—	195,174	195,174
Foreign	—	345,388	345,388
U.S. Treasury Bonds	—	52,238	52,238
Equity securities	84,695	—	84,695
	84,695	605,048	689,743

As of December 31, 2024, financial instruments measured at fair value on a recurring basis are summarized below:

	Level 1	Level 2	Fair value measurements
	(in $ thousands)
Investments in securities:
Debt securities:
Municipal	—	14,415	14,415
Corporate	—	210,307	210,307
Foreign	—	313,619	313,619
U.S. Treasury Bonds	—	48,274	48,274
Equity securities	82,484	—	82,484
	82,484	586,615	669,099

As of June 30, 2025 and December 31, 2024, Level 1 financial instruments consist of equity securities. Level 2 financial instruments consist of municipal, governmental, and corporate bonds, both U.S. and foreign. In accordance with the Company’s policies and guidelines which incorporate relevant statutory requirements, the Company’s third-party registered investment manager invests only in securities rated as investment grade or higher by the major rating services, where observable valuation inputs are significant. The fair value of the Company's investments in debt and equity securities is primarily determined using a third-party pricing service provider. The third-party pricing service provider calculates the fair values using both market approach and model valuation methods, as well as pricing information obtained from brokers, dealers and custodians. Management ensures the reasonableness of the third-party service valuations by comparing them with pricing information from the Company's investment manager.

NOTE 5

Net realized and unrealized gains (losses). Realized and unrealized gains and losses are detailed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in $ thousands)
Realized gains	42	116	598	218
Realized losses	(1,714)	(89)	(2,392)	(380)
Net unrealized investment gains (losses) recognized on equity securities still held	2,399	(541)	5,574	6,686
	727	(514)	3,780	6,524

Realized losses during the second quarter and first six months of 2025 included a $1.2 million loss related to an acquisition contingent liability adjustment.

Investment gains and losses recognized related to investments in equity securities are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in $ thousands)
Net investment gains (losses) recognized on equity securities during the period	2,399	(541)	5,253	6,693
Less: Net realized (losses) gains on equity securities sold during the period	—	—	(321)	7
Net unrealized investment gains (losses) recognized on equity securities still held	2,399	(541)	5,574	6,686

Proceeds from sales of investments in securities are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in $ thousands)
Proceeds from sales of debt securities	20,967	1	33,511	20,768
Proceeds from sales of equity securities	8	96	3,473	203
Total proceeds from sales of investments in securities	20,975	97	36,984	20,971

NOTE 6

Goodwill. The summary of changes in goodwill is as follows:

	Title	Real Estate Solutions	Consolidated Total
	(in $ thousands)
Balances at December 31, 2024	719,945	364,194	1,084,139
Acquisitions	8,608	—	8,608
Balances at June 30, 2025	728,553	364,194	1,092,747

During the first six months of 2025, goodwill recorded in the title segment was related to acquisitions of title offices.

NOTE 7

Estimated title losses. A summary of estimated title losses for the six months ended June 30 is as follows:

	2025	2024
	(in $ thousands)
Balances at January 1	511,534	528,269
Provisions:
Current year	38,401	37,793
Previous policy years	755	679
Total provisions	39,156	38,472
Payments, net of recoveries:
Current year	(7,661)	(9,276)
Previous policy years	(27,862)	(40,746)
Total payments, net of recoveries	(35,523)	(50,022)
Effects of changes in foreign currency exchange rates	7,918	(4,273)
Balances at June 30	523,085	512,446
Loss ratios as a percentage of title operating revenues:
Current year provisions	3.5%	4.0%
Total provisions	3.6%	4.1%

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

During the first six months of 2025 and 2024, the Company granted time-based and performance-based restricted stock units with aggregate grant-date fair values of $15.3 million (215,000 units with an average grant price per unit of $71.36) and $13.8 million (225,000 units with an average grant price per unit of $61.44), respectively.

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

The calculation of the basic and diluted EPS is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net income attributable to Stewart (in $'000)	31,922	17,343	34,999	20,473

Denominator (in '000):
Basic average shares outstanding	27,931	27,592	27,880	27,549
Average number of dilutive shares relating to options	182	211	193	206
Average number of dilutive shares relating to restricted units	217	210	264	256
Diluted average shares outstanding	28,330	28,013	28,337	28,011

Basic earnings per share attributable to Stewart ($)	1.14	0.63	1.26	0.74
Diluted earnings per share attributable to Stewart ($)	1.13	0.62	1.24	0.73

NOTE 10

Contingent liabilities and commitments. In the ordinary course of business, the Company guarantees the third-party indebtedness of certain of its consolidated subsidiaries. As of June 30, 2025, the maximum potential future payments on the guarantees are not more than the related notes payable recorded in the condensed consolidated balance sheets. The Company also guarantees the indebtedness related to lease obligations of certain of its consolidated subsidiaries. The maximum future obligations arising from these lease-related guarantees are not more than the Company’s future lease obligations, as presented on the condensed consolidated balance sheets, plus lease operating expenses. As of June 30, 2025, the Company also had unused letters of credit aggregating $4.9 million related to workers’ compensation and other insurance. The Company does not expect to make any payments on these guarantees.

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

NOTE 12

Segment information. The Company's chief operating decision maker (CODM) is the chief executive officer, who evaluates the performance of and allocates resources to its three reportable segments: title insurance and related services (title), real estate solutions, and corporate. The Company uses revenues and pretax income in assessing segment performance and trends. The title segment provides services needed to transfer title to property in a real estate transaction and includes services such as searching, abstracting, examining, closing and insuring the condition of the title to the property. In addition, the title segment includes home and personal insurance services, Internal Revenue Code Section 1031 tax-deferred exchanges, and digital customer engagement platform services. The real estate solutions segment supports the real estate industry and primarily includes credit and real estate information services, valuation services, online notarization and closing services, and capital markets search services. The corporate segment is primarily comprised of the parent holding company and centralized support services departments.

Statement of income information related to these reportable segments, including major expense captions used to calculate pretax income, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in $ thousands)		(in $ thousands)
Title:
Revenues	609,548	510,035	1,124,423	981,387
Expenses
Amounts retained by agencies	252,112	200,126	473,489	400,102
Employee costs	189,549	162,916	358,036	319,718
Other operating expenses	88,252	83,616	174,759	161,516
Title losses and related claims	21,454	21,090	39,156	38,472
Depreciation and amortization	8,443	8,536	17,057	17,266
Interest	424	380	846	759
	560,234	476,664	1,063,343	937,833
Pretax income	49,314	33,371	61,080	43,554

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in $ thousands)		(in $ thousands)
Real estate solutions:
Revenues	112,674	92,222	209,785	175,263
Expenses
Employee costs	15,437	13,583	29,172	25,801
Other operating expenses	84,072	67,252	157,015	125,070
Depreciation and amortization	6,424	6,264	12,796	12,538
Interest	—	7	2	7
	105,933	87,106	198,985	163,416
Pretax income	6,741	5,116	10,800	11,847

Corporate:
Revenues (net realized losses)	(41)	(27)	(43)	(105)
Expenses
Employee costs	3,223	3,209	6,811	6,606
Other operating expenses	1,203	1,423	2,665	2,658
Depreciation and amortization	283	398	619	778
Interest	4,529	4,425	9,066	9,103
	9,238	9,455	19,161	19,145
Pretax loss	(9,279)	(9,482)	(19,204)	(19,250)

Consolidated Stewart:
Revenues	722,181	602,230	1,334,165	1,156,545
Expenses
Amounts retained by agencies	252,112	200,126	473,489	400,102
Employee costs	208,209	179,708	394,019	352,125
Other operating expenses	173,527	152,291	334,439	289,244
Title losses and related claims	21,454	21,090	39,156	38,472
Depreciation and amortization	15,150	15,198	30,472	30,582
Interest	4,953	4,812	9,914	9,869
	675,405	573,225	1,281,489	1,120,394
Pretax income	46,776	29,005	52,676	36,151

The Company does not provide asset information by reportable operating segment as it does not routinely evaluate the asset position by segment.

Total revenues generated in the United States and all international operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in $ thousands)
United States	682,144	563,839	1,263,719	1,088,861
International	40,037	38,391	70,446	67,684
	722,181	602,230	1,334,165	1,156,545

NOTE 13
Other comprehensive income (loss). Changes in the balances of each component of other comprehensive income (loss) and the related tax effects are as follows:

	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount
	(in $ thousands)
Net unrealized gains and losses on investments:
Change in net unrealized gains and losses on investments	930	196	734	145	31	114
Reclassification adjustments for realized gains and losses on investments	368	77	291	493	103	390
	1,298	273	1,025	638	134	504
Foreign currency translation adjustments	15,099	1,670	13,429	(1,685)	(429)	(1,256)
Other comprehensive income (loss)	16,397	1,943	14,454	(1,047)	(295)	(752)

	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount
	($000 omitted)
Net unrealized gains and losses on investments:
Change in net unrealized gains and losses on investments	7,709	1,619	6,090	(2,736)	(574)	(2,162)
Reclassification adjustment for realized gains and losses on investments	414	87	327	683	143	540
	8,123	1,706	6,417	(2,053)	(431)	(1,622)
Foreign currency translation adjustments	16,535	2,127	14,408	(7,088)	(1,362)	(5,726)
Other comprehensive income (loss)	24,658	3,833	20,825	(9,141)	(1,793)	(7,348)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S OVERVIEW

Second quarter 2025 overview. We reported net income attributable to Stewart of $31.9 million ($1.13 per diluted share) for the second quarter 2025, compared to net income of $17.3 million ($0.62 per diluted share) for the second quarter 2024. Pretax income before noncontrolling interests for the second quarter 2025 was $46.8 million compared to pretax income before noncontrolling interests of $29.0 million for the prior year quarter. The second quarter 2025 results included $0.7 million of pretax net realized and unrealized gains, primarily resulting from $2.4 million of net unrealized gains on fair value changes of equity securities investments, partially offset by a $1.2 million acquisition liability adjustment loss in the title segment. Second quarter 2024 results included $0.5 million of pretax net realized and unrealized losses primarily driven by net unrealized losses on fair value changes of equity securities investments in the title segment.

Summary results of the title segment are as follows ($ in millions, except pretax margin):

	For the Three Months Ended June 30,
	2025	2024	% Change

Operating revenues	592.5	496.2	19%
Investment income	16.2	14.3	14%
Net realized and unrealized gains (losses)	0.8	(0.5)	258%
Pretax income	49.3	33.4	48%
Pretax margin	8.1%	6.5%

Title segment operating revenues in the second quarter 2025 increased $96.3 million, or 19%, with improved revenues from both our direct and agency title operations compared to the second quarter 2024, while investment income improved $2.0 million, or 14%, compared to the prior year quarter, primarily driven by higher interest and dividend income in the second quarter 2025. Total segment operating expenses in the second quarter 2025 increased $83.6 million, or 18%, with agency retention expenses increasing $52.0 million, or 26%, in line with the gross agency revenue increase of $60.5 million, or 25%, compared to the prior year quarter.

Total title segment employee costs and other operating expenses in the second quarter 2025 increased $31.3 million, or 13%, primarily due to increased incentive compensation and outside search and service expenses consistent with higher title revenues, and higher salaries expense related to increased employee count compared to the second quarter 2024. As a percentage of operating revenues, total title employee costs and other operating expenses improved to 46.9% in the second quarter 2025 compared to 49.7% in the second quarter 2024, primarily due to increased title operating revenues.

Title loss expense in the second quarter 2025 was $21.5 million, compared to $21.1 million in the prior year quarter. As a percentage of title operating revenues, second quarter 2025 title loss expense improved to 3.6%, compared to 4.2% in the second quarter 2024, primarily driven by our continued overall favorable claims experience.

Summary results of the real estate solutions segment are as follows ($ in millions, except pretax margin):

	For the Three Months Ended June 30,
	2025	2024	% Change

Operating revenues	112.7	92.2	22%
Pretax income	6.7	5.1	32%
Pretax margin	6.0%	5.5%

The real estate solutions segment's operating revenues increased $20.5 million, or 22%, in the second quarter 2025, primarily driven by increased revenues from our credit information and valuation services operations compared to the second quarter 2024. Combined segment employee costs and other operating expenses increased $18.7 million, or 23%, primarily resulting from increased costs of services related to credit information and valuation services, and higher employee costs supporting revenue growth.

In regard to the corporate segment, pretax results were driven by net expenses attributable to corporate operations, which totaled $9.2 million in the second quarter 2025 compared to $9.5 million in the second quarter 2024.

CRITICAL ACCOUNTING ESTIMATES

The preparation of the Company’s condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures surrounding contingencies and commitments. Actual results can differ from our accounting estimates. While we do not anticipate significant changes in our estimates, there is a risk that such changes could have a material impact on our consolidated financial condition or results of operations for future periods. During the six months ended June 30, 2025, we made no material changes to our critical accounting estimates as previously disclosed in Management’s Discussion and Analysis in the 2024 Form 10-K.

Operations. Our primary business is title insurance and settlement-related services. We close transactions and issue title policies on homes, commercial and other real properties located in all 50 states, the District of Columbia and international markets through policy-issuing offices, agencies and centralized title services centers. Our real estate solutions operations include credit and real estate information services, valuation services, online notarization and closing services, and capital markets search services. The corporate segment includes our parent holding company and centralized support services departments.

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

RESULTS OF OPERATIONS

Comparisons of our results of operations for the three and six months ended June 30, 2025 with the corresponding periods in the prior year are set forth below. Factors contributing to fluctuations in the results of operations are presented in the order of their monetary significance, and we have quantified, when necessary, significant changes. Segment results are included in the discussions and, when relevant, are discussed separately.

Our statements on home sales, interest rates and loan activity are based on published U.S. industry data from sources including Fannie Mae, the Mortgage Bankers Association (MBA), the National Association of Realtors (NAR) and the U.S. Census Bureau as of June 30, 2025. We also use information from our direct operations.

Operating environment. Existing home sales in June 2025 were 3.9 million units (seasonally-adjusted basis), which were similar to a year ago and 3% lower compared to May 2025, primarily due to the continuing elevated mortgage rates and rising home prices which have caused home sales to remain at cyclical lows. According to NAR, the June 2025 median home price of $435,000 marked the 24th consecutive month of year-over-year median price increases and was up 2% and 3% from June 2024 and May 2025, respectively, further affecting housing affordability. As a result, unsold home inventory in the U.S. in June 2025 increased 16% compared to last year. On new residential construction, U.S. housing starts (seasonally-adjusted) in June 2025 were 5% higher than May 2025 and comparable to June 2024, while newly-issued building permits in June 2025 were comparable to May 2025 and 4% lower compared to June 2024.

Based on averaged estimates by Fannie Mae and MBA, total U.S. single family mortgage originations increased 24% to $532 billion during the second quarter 2025, primarily driven by higher refinancing originations compared to the second quarter 2024. The 30-year fixed mortgage interest rate slightly declined to an average of 6.8% during the second quarter 2025 compared to 7.0% from the second quarter 2024. It is expected that the interest rate will gradually decline during the rest of the year and will average around 6.6% by the end of 2025. Third quarter 2025 existing homes sales (seasonally-adjusted) are expected to increase 3%, with new homes sales staying flat, while total loan originations (primarily refinancing transactions) are forecasted to improve 2% compared to the second quarter 2025.

Title revenues. Direct title revenue information is presented below:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	Change	% Chg	2025	2024	Change	% Chg
	(in $ millions)				($ in millions)
Non-commercial
Domestic	179.6	169.4	10.2	6%	314.2	304.6	9.6	3%
International	29.7	28.1	1.6	6%	51.6	47.3	4.3	9%
	209.3	197.5	11.8	6%	365.8	351.9	13.9	4%
Commercial:
Domestic	74.6	51.0	23.6	46%	144.0	100.8	43.2	43%
International	7.4	7.0	0.4	6%	13.1	13.4	(0.3)	(2)%
	82.0	58.0	24.0	41%	157.1	114.2	42.9	38%
Total direct title revenues	291.3	255.5	35.8	14%	522.9	466.1	56.8	12%

Domestic non-commercial revenues increased 6% and 3% in the second quarter and first six months of 2025, respectively, primarily resulting from increased transactions related to residential refinancing and real estate investors compared to the same periods in 2024. Average residential fee per file for the second quarter and first six months of 2025 were $2,900 and $3,000, respectively, compared to $3,000 for both the same periods in 2024.

Domestic commercial revenues improved 46% and 43% in the second quarter and first six months of 2025, respectively, compared to the same periods of 2024, primarily driven by improved average transaction size and increased commercial closed transactions, primarily from the energy, mixed-use, retail, hospitality, data center and land development sectors. Average domestic commercial fee per file increased 25% to $16,900 in the second quarter 2025 and 19% to $16,300 in the first six months of 2025, compared to $13,500 and $13,700, respectively, in the same periods in 2024.

Total international revenues improved $2.0 million, or 6%, and $4.0 million, or 7%, in the second quarter and first six months of 2025, respectively, primarily driven by overall increased volumes compared to the same periods in 2024.

Orders information for the three and six months ended June 30 is as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	Change	% Chg	2025	2024	Change	% Chg
Opened Orders:
Commercial	4,526	3,526	1,000	28%	8,854	7,219	1,635	23%
Purchase	52,793	55,057	(2,264)	(4)%	99,043	103,081	(4,038)	(4)%
Refinance	19,736	16,731	3,005	18%	37,298	33,102	4,196	13%
Other*	12,591	11,407	1,184	10%	23,394	22,654	740	3%
Total	89,646	86,721	2,925	3%	168,589	166,056	2,533	2%

Closed Orders:
Commercial	4,415	3,787	628	17%	8,805	7,355	1,450	20%
Purchase	35,886	37,832	(1,946)	(5)%	62,666	67,576	(4,910)	(7)%
Refinance	12,165	9,978	2,187	22%	22,063	19,331	2,732	14%
Other*	14,128	7,902	6,226	79%	18,733	15,696	3,037	19%
Total	66,594	59,499	7,095	12%	112,267	109,958	2,309	2%
*Other orders are primarily related to real estate investor and reverse mortgage transactions.

Gross revenues from independent agency operations increased $60.5 million, or 25%, and $87.3 million, or 18%, in the second quarter and first six months of 2025, respectively, primarily due to improved volumes in our key agency states compared to the same periods in 2024. Agency revenues, net of retention, increased $8.5 million, or 21%, and $13.9 million, or 17%, in the second quarter and first six months of 2025, respectively, in line with the gross agency revenue increases. Refer further to the "Retention by agencies" discussion under Expenses below.

Real estate solutions revenues. Real estate solutions revenues improved $20.5 million, or 22%, in the second quarter 2025 and $34.5 million, or 20%, in the first six months of 2025, primarily driven by higher revenues from our credit information and valuation services businesses compared to the same periods in 2024.

Investment income. Investment income in the second quarter and first six months of 2025 increased $2.0 million, or 14%, and $1.7 million, or 6%, respectively, compared to the same periods in 2024, primarily driven by higher interest and dividend income derived from our bond and cost-basis investments in 2025.

Net realized and unrealized gains (losses). Refer to Note 5 to the condensed consolidated financial statements.

Expenses. An analysis of expenses is shown below:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	Change*	% Chg	2025	2024	Change*	% Chg
	(in $ millions)				($ in millions)
Amounts retained by agencies	252.1	200.1	52.0	26%	473.5	400.1	73.4	18%
As a % of agency revenues	83.7%	83.1%			83.2%	83.1%
Employee costs	208.2	179.7	28.5	16%	394.0	352.1	41.9	12%
As a % of operating revenues	29.5%	30.5%			30.3%	31.4%
Other operating expenses	173.5	152.3	21.2	14%	334.4	289.2	45.2	16%
As a % of operating revenues	24.6%	25.9%			25.7%	25.8%
Title losses and related claims	21.5	21.1	0.4	2%	39.2	38.5	0.7	2%
As a % of title revenues	3.6%	4.2%			3.6%	4.1%
*May not foot due to rounding.

Retention by agencies. Amounts retained by title agencies are based on agreements between agencies and our title underwriters. Amounts retained by independent agencies, as a percentage of revenues generated by them, averaged 83.7% and 83.2% in the second quarter and first six months of 2025, respectively, compared to 83.2% and 83.1% in the second quarter and first six months of 2024, respectively, primarily as a result of increased revenues in 2025 from states with relatively higher retention rates. The average retention percentage may vary from period to period due to the geographical mix of agency operations, the volume of title revenues and, in some states, laws or regulations. Due to the variety of such laws or regulations, as well as competitive factors, the average retention rate can differ significantly from state to state. In addition, a high proportion of our independent agencies are in states with retention rates greater than 80%. We continue to focus on increasing profit margins in every state, increasing premium revenue in states where remittance rates are higher, and maintaining the quality of our agency network, which we believe to be the industry’s best, in order to mitigate claims risk and drive consistent future performance. While market share is important in our agency operations channel, it is not as important as margins, risk mitigation and profitability.

Employee costs. Consolidated employee costs increased $28.5 million, or 16%, and $41.9 million, or 12%, in the second quarter and first six months of 2025, respectively, compared to the same periods in 2024, primarily driven by higher incentive compensation consistent with overall improved revenues and increased salaries and employee benefits expenses primarily resulting from increased employee counts. Employee costs in the title segment increased $26.6 million, or 16%, and $38.3 million, or 12%, in the second quarter and first six months of 2025, respectively, while employee costs in the real estate solutions segment increased $1.9 million, or 14%, and $3.4 million, or 13%, in the second quarter 2025 and first six months of 2025, respectively, primarily driven by volume growth in both segments.

Total employee costs, as a percentage of total operating revenues, improved to 29.5% and 30.3% in the second quarter and first six months of 2025, respectively, compared to 30.5% and 31.4% in the same periods in 2024, respectively, primarily driven by higher operating revenues in 2025. During the second quarter and first six months of 2025, we had an average of approximately 7,000 and 6,900 employees, respectively, compared to an average of approximately 6,700 in both the second quarter and first six months of 2024. Average cost per employee increased 10% and 8% in the second quarter and first six months of 2025, respectively, primarily due to increased incentive compensation expense compared to the same periods in 2024.

Other operating expenses. Other operating expenses include costs that are primarily fixed in nature, costs that follow, to varying degrees, changes in transaction volumes and revenues (variable costs) and costs that fluctuate independently of revenues (independent costs). Costs that are primarily fixed in nature include rent and other occupancy expenses, equipment rental, insurance, repairs and maintenance, technology costs and telecommunications expenses. Variable costs include third-party service and appraiser expenses related to real estate solutions operations, title outside search fees, attorney fee splits, credit losses (on receivables), copy supplies, delivery fees, postage, premium taxes and title plant maintenance expenses. Independent costs include general supplies, litigation defense, business promotion and marketing and travel.

Consolidated other operating expenses increased $21.2 million, or 14%, in the second quarter 2025 and $45.2 million, or 16%, in the first six months of 2025, compared to the same periods in 2024. Total variable costs in the second quarter and first six months of 2025 increased $20.6 million, or 22%, and $40.7 million, or 23%, respectively, primarily due to higher third-party service and appraiser expenses and title outside search fees driven by increased related revenues from our real estate solutions and commercial services operations. Total costs that are primarily fixed in nature were comparable in the second quarters 2025 and 2024, and increased $2.4 million, or 3%, in the first six months of 2025, primarily due to higher technology costs compared to the same period in 2024. Independent costs increased $0.7 million, or 5%, and $2.1 million, or 8%, in the second quarter and first six months of 2025, respectively, primarily due to higher travel and business promotion expenses, partially offset by lower office closure costs compared to the same periods in 2024.

As a percentage of total operating revenues, consolidated other operating expenses in the second quarter and first six months of 2025 improved to 24.6% and 25.7%, respectively, compared to 25.9% and 25.8% in the same periods in 2024, primarily resulting from the higher operating revenues in 2025.

Title losses. Provisions for title losses, as a percentage of title operating revenues, were 3.6% and 4.2% for the second quarters 2025 and 2024, respectively, and 3.6% and 4.1% for the first six months of 2025 and 2024, respectively. The title loss expense in the second quarter and first six months of 2025 both increased by 2%, or $0.4 million and $0.7 million, respectively, compared to the same periods in 2024, primarily as a result of increased title revenues in 2025, partially offset by our overall favorable claims experience. The title loss ratio in any given quarter can be significantly influenced by changes in large claims incurred, escrow losses and adjustments to reserves for existing large claims.

The composition of title policy loss expense is as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	Change	% Chg	2025	2024	Change	% Chg
	(in $ millions)				($ in millions)
Provisions – known claims:
Current year	2.6	3.3	(0.7)	(21)%	4.9	5.6	(0.7)	(13)%
Prior policy years	15.6	27.3	(11.7)	(43)%	29.5	42.3	(12.8)	(30)%
	18.2	30.6	(12.4)	(41)%	34.4	47.9	(13.5)	(28)%
Provisions – IBNR
Current year	18.5	17.5	1.0	6%	33.5	32.2	1.3	4%
Prior policy years	0.4	0.3	0.1	33%	0.8	0.7	0.1	14%
	18.9	17.8	1.1	6%	34.3	32.9	1.4	4%
Transferred from IBNR to known claims	(15.6)	(27.3)	11.7	43%	(29.5)	(42.3)	12.8	(30)%
Total provisions	21.5	21.1	0.4	2%	39.2	38.5	0.7	2%

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

Total known claims provision decreased $12.4 million, or 41%, and $13.5 million, or 28%, in the second quarter and first six months of 2025, respectively, compared to the same periods in 2024, primarily as a result of lower large claims relating to prior policy years. The current year IBNR provisions increased $1.0 million, or 6%, and $1.3 million, or 4%, primarily due to increased title premiums in the second quarter and first six months of 2025, respectively, compared to the same periods in 2024. As a percentage of title operating revenues, provisions - IBNR for the current policy year were 3.1% for both the second quarter and first six months of 2025, compared with 3.5% and 3.4% for the second quarter and first six months of 2024, respectively.

Cash claim payments decreased $10.7 million, or 39%, and $14.5 million, or 29%, in the second quarter and first six months of 2025, respectively, compared to the same periods in 2024, primarily due to large recoveries received and lower payments on large and non-large claims related to prior policy years during 2025. We continue to manage and resolve large claims prudently and in keeping with our commitments to our policyholders.

In addition to title policy claims, we incur losses in our direct operations from escrow, closing and disbursement functions. These escrow losses typically relate to errors or other miscalculations of amounts to be paid at closing, including timing or amount of a mortgage payoff, payment of property or other taxes and payment of homeowners’ association fees. Escrow losses also arise in cases of fraud, and in those cases, the title insurer incurs the loss under its obligation to ensure that an unencumbered title is conveyed. Escrow losses are recognized as expenses when discovered or when contingencies associated with them (such as litigation) are resolved and are typically paid less than 12 months after the loss is recognized. There were no material escrow losses for both the second quarters and first six months of 2025 and 2024.

Total title policy loss reserve balances are as follows:

	June 30, 2025	December 31, 2024
	(in $ millions)
Known claims	65.8	66.9
IBNR	457.3	444.6
Total estimated title losses	523.1	511.5

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

Depreciation and amortization. Total depreciation and amortization expenses in the second quarter and first six months of 2025 were comparable to the same periods in 2024, with total acquisition intangible amortization expenses in the second quarter and first six months of 2025 declining due to several assets becoming fully amortized in 2025, offset by increased depreciation expenses related to new internal systems recently placed into operations.

Income taxes. Our effective tax rates (based on income before taxes and after deducting income attributable to noncontrolling interests) of 26% and 25% in the second quarter and first six months of 2025, respectively, were lower compared to 31% and 30% in the same periods in 2024, primarily due to the higher pretax income in the second quarter and first six months of 2025.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources reflect our ability to generate cash flow to meet our obligations to stockholders, customers (payments to satisfy claims on title policies), vendors, employees, lenders and others. As of June 30, 2025, our total cash and investments, including amounts reserved pursuant to statutory requirements, aggregated $913.6 million, of which $486.3 million ($261.4 million, net of statutory reserves) was held in the United States and the rest internationally (principally in Canada).

As a holding company, the parent company is funded principally by cash from its subsidiaries' earnings in the form of dividends, operating and other administrative expense reimbursements and pursuant to intercompany tax sharing agreements. Cash held at the parent company and its unregulated subsidiaries (which totaled $61.2 million at June 30, 2025) is available for funding the parent company's operating expenses, interest payments on debt and dividend payments to common stockholders. The parent company also receives distributions from Stewart Title Guaranty Company (Guaranty), its regulated title insurance underwriter, to meet cash requirements for acquisitions and other strategic investments.

A substantial majority of our consolidated cash and investments as of June 30, 2025 was held by Guaranty and its subsidiaries. The use and investment of these funds, dividends to the parent company, and cash transfers between Guaranty and its subsidiaries and the parent company are subject to certain legal and regulatory restrictions. In general, Guaranty uses its cash and investments in excess of its legally-mandated statutory premium reserve (established in accordance with requirements under Texas law) to fund its insurance operations, including claims payments. Guaranty may also, subject to certain limitations, provide funds to its subsidiaries (whose operations consist principally of field title offices and real estate solutions operations) for their operating and debt service needs.

We maintain investments in accordance with certain statutory requirements for the funding of statutory premium reserves. Statutory reserve funds are required to be fully funded and invested in high-quality securities and short-term investments. Statutory reserve funds are not available for current claim payments, which must be funded from current operating cash flow. Included in investments in debt and equity securities are statutory reserve funds of approximately $516.3 million and $535.5 million at June 30, 2025 and December 31, 2024, respectively. In addition, included within cash and cash equivalents are statutory reserve funds of approximately $7.4 million and $9.5 million at June 30, 2025 and December 31, 2024, respectively. As of June 30, 2025, our known claims reserve totaled $65.8 million and our estimate of claims that may be reported in the future, under generally accepted accounting principles, totaled $457.3 million. In addition to this, we had cash and investments (at amortized cost and excluding equity method investments) of $269.8 million, which are available for underwriter operations, including claims payments, and acquisitions.

The ability of Guaranty to pay dividends to its parent is governed by Texas insurance law. The Texas Department of Insurance (TDI) must be notified of any dividend declared, and any dividend in excess of the greater of the statutory net operating income or 20% of surplus (which was approximately $173.0 million as of December 31, 2024) would be, by regulation, considered extraordinary and subject to pre-approval by the TDI. Also, the Texas Insurance Commissioner may raise an objection to a planned distribution during the notification period. Guaranty’s actual ability or intent to pay dividends to its parent may be constrained by business and regulatory considerations, such as the impact of dividends on surplus and liquidity, which could affect its ratings and competitive position, the amount of insurance it can write and its ability to pay future dividends. During the six months ended June 30, 2025 and 2024, Guaranty paid dividends of $50.0 million and $20.0 million, respectively, to the parent company.

Effective March 31, 2025, Stewart Title Insurance Company (STIC) was merged into Guaranty, primarily to streamline our underwriting operations. Prior to the merger, STIC, our second largest underwriter, was a wholly-owned subsidiary of Guaranty and was domiciled in the state of New York. Our total statutory reserve funds at June 30, 2025 decreased compared to December 31, 2024, primarily as a result of the merger.

As the parent company conducts no operations apart from its wholly-owned subsidiaries, the discussion below focuses on consolidated cash flows.

	Six Months Ended June 30,
	2025	2024
	(in $ millions)
Net cash provided (used) by operating activities	23.5	(8.5)
Net cash used by investing activities	(29.5)	(56.3)
Net cash used by financing activities	(35.5)	(33.6)

Operating activities. Our principal sources of cash from operations are premiums on title policies and revenue from title service-related transactions, real estate solutions and other operations. Our independent agencies remit cash to us net of their contractual retention. Our principal cash expenditures for operations are employee costs, operating costs and title claims payments.

Net cash provided by operations improved to $23.5 million during the first six months of 2025, compared to net cash used by operations of $8.5 million during the same period in 2024, primarily driven by the higher net income and lower claims payments in 2025. Although our business is labor intensive, we are focused on a cost-effective, scalable business model which includes utilization of technology, centralized back and middle office functions and business process outsourcing. We are continuing our emphasis on cost management, especially in light of the current economic environment due to elevated mortgage interest rates, specifically focusing on lowering unit costs of production and improving operating margins in our direct title and real estate solutions operations. Our plans to improve margins include additional automation of manual processes, further consolidation of our various systems and production operations, and full integration of acquisitions. We continue to invest in the technology necessary to accomplish these goals.

Investing activities. Cash used and provided by investing activities is primarily related to proceeds from matured and sold investments, purchases of investments, capital expenditures and acquisition of businesses. During the first six months of 2025 and 2024, total proceeds from securities investments sold and matured were $84.8 million and $72.7 million, respectively, while cash used for purchases of securities investments was $72.2 million and $58.4 million, respectively. Additionally, cash paid for cost-basis and other investments was $1.4 million and $31.6 million during the first six months of 2025 and 2024, respectively.

During the first six months of 2025 and 2024, we used $27.1 million and $19.4 million, respectively, of cash for expenditures related to property and equipment and other long-lived assets, while we used net cash of $8.5 million for acquisitions of title offices and an intangible asset during the first six months of 2025, compared to net cash used of $8.2 million for a title office acquisition during the same period in 2024. We maintain investment in capital expenditures at a level that enables us to implement technologies for increasing our operational and back-office efficiencies and to pursue growth in key markets.

Financing activities and capital resources. Total debt and stockholders’ equity were $446.0 million and $1.45 billion, respectively, as of June 30, 2025. At June 30, 2025, our line of credit facility was fully available, while our debt-to-equity and debt-to-capitalization ratios, excluding our Section 1031 tax-deferred property exchange notes, were approximately 31% and 24%, respectively.

During the first six months of 2025, we paid total dividends of $27.9 million ($1.00 per common share), compared to total dividends paid of $26.2 million ($0.95 per common share) during the same period in 2024.

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

Other comprehensive income (loss). Unrealized gains and losses on available-for-sale debt securities investments and changes in foreign currency exchange rates are reported net of deferred taxes in accumulated other comprehensive income (loss), a component of stockholders’ equity, until they are realized. During the first six months of 2025, net unrealized investment gains of $6.4 million, net of taxes, which increased our other comprehensive income, were primarily related to net increases in the fair values of our foreign and corporate bond securities investments. These increases primarily resulted from lower interest rates during the first six months of 2025. During the first six months of 2024, net unrealized investment losses of $1.6 million, net of taxes, which increased our other comprehensive loss, were primarily related to net decreases in the fair values of our foreign and corporate bond securities investments, primarily influenced by the continued elevated interest rate environment.

Changes in foreign currency spot exchange rates (primarily related to our Canadian and United Kingdom operations) resulted in other comprehensive income, net of taxes, of $14.4 million in the first six months of 2025 and other comprehensive loss, net of taxes, of $5.7 million during the first six months of 2024. During the first six months of 2025, the Canadian dollar and British pound both appreciated relative to the U.S. dollar, while they both depreciated during the same period in 2024.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes during the three months ended June 30, 2025 in our investment strategies, types of financial instruments held or the risks associated with such instruments that would materially alter the market risk disclosures made in our 2024 Form 10-K.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. Our principal executive officer and principal financial officer are responsible for establishing and maintaining disclosure controls and procedures. They evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2025, and have concluded that, as of such date, our disclosure controls and procedures are adequate and effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting during the quarter ended June 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases of our Common Stock during the six months ended June 30, 2025, except for repurchases of approximately 49,900 shares (aggregate purchase price of approximately $3.5 million) related to the statutory income tax withholding on the vesting of restricted unit grants to executives and senior management employees.

Item 5. Other Information

Book value per share. Our book value per share was $51.46 and $50.50 as of June 30, 2025 and December 31, 2024, respectively. As of June 30, 2025, our book value per share was based on approximately $1.44 billion of stockholders’ equity attributable to Stewart and 27,939,997 shares of Common Stock outstanding. As of December 31, 2024, our book value per share was based on approximately $1.40 billion of stockholders’ equity attributable to Stewart and 27,763,691 shares of Common Stock outstanding.

Trading plans. During the quarter ended June 30, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements, as defined under Item 408(a) of Regulation S-K.

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

August 5, 2025
Date

Stewart Information Services Corporation
Registrant

By:	/s/ David C. Hisey
David C. Hisey, Chief Financial Officer and Treasurer