Form 10-Q
period 2025-09-30
STEWART INFORMATION SERVICES CORP
filed 2025-11-06
CIK 94344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☑
On October 30, 2025, there were 28,024,203 outstanding shares of the issuer's Common Stock.

FORM 10-Q QUARTERLY REPORT
QUARTER ENDED SEPTEMBER 30, 2025

As used in this report, “we,” “us,” “our,” "Registrant," the “Company” and “Stewart” mean Stewart Information Services Corporation and our subsidiaries, unless the context indicates otherwise.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in $'000, except per share)
Revenues
Direct title revenues	299,690	270,706	822,631	736,774
Agency title revenues	360,186	282,549	928,989	764,081
Real estate solutions	116,607	96,346	326,334	271,561
Operating revenues	776,483	649,601	2,077,954	1,772,416
Investment income	14,819	13,626	43,733	40,833
Net realized and unrealized gains	5,614	4,714	9,394	11,238
	796,916	667,941	2,131,081	1,824,487
Expenses
Amounts retained by agencies	299,523	233,980	773,012	634,083
Employee costs	211,221	193,862	605,240	545,987
Other operating expenses	185,165	155,646	519,605	444,890
Title losses and related claims	19,546	21,282	58,701	59,754
Depreciation and amortization	15,391	15,480	45,863	46,062
Interest	4,898	4,899	14,812	14,768
	735,744	625,149	2,017,233	1,745,544
Income before taxes and noncontrolling interests	61,172	42,792	113,848	78,943
Income tax expense	(12,975)	(9,123)	(24,600)	(17,999)
Net income	48,197	33,669	89,248	60,944
Less net income attributable to noncontrolling interests	3,938	3,573	9,990	10,375
Net income attributable to Stewart	44,259	30,096	79,258	50,569

Net income	48,197	33,669	89,248	60,944
Other comprehensive (loss) income, net of taxes
Foreign currency translation adjustments	(5,178)	4,842	9,230	(884)
Change in net unrealized gains and losses on investments	3,073	13,015	9,163	10,853
Reclassification adjustments for realized gains and losses on investments	183	402	510	942
Other comprehensive (loss) income, net of taxes	(1,922)	18,259	18,903	10,911
Comprehensive income	46,275	51,928	108,151	71,855
Less net income attributable to noncontrolling interests	3,938	3,573	9,990	10,375
Comprehensive income attributable to Stewart	42,337	48,355	98,161	61,480

Basic average shares outstanding (000)	28,004	27,688	27,922	27,592
Basic earnings per share attributable to Stewart	1.58	1.09	2.84	1.83
Diluted average shares outstanding (000)	28,491	28,200	28,386	28,069
Diluted earnings per share attributable to Stewart	1.55	1.07	2.79	1.80
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2025 (Unaudited)	December 31, 2024
	(in $'000, except share amounts)
Assets
Cash and cash equivalents	188,518	216,298
Short-term investments	44,647	41,199
Investments, at fair value:
Debt securities (amortized cost of $606,446 and $599,287)	606,018	586,615
Equity securities	88,800	82,484
	694,818	669,099
Receivables:
Premiums from agencies	41,065	36,753
Trade and other	105,089	87,671
Income taxes	4,076	3,100
Notes	40,686	20,964
Allowance for uncollectible amounts	(9,183)	(7,725)
	181,733	140,763
Property and equipment:
Land	1,597	2,545
Buildings	16,158	19,836
Furniture and equipment	260,919	245,432
Accumulated depreciation	(194,333)	(180,200)
	84,341	87,613
Operating lease assets	109,255	102,210
Title plants, at cost	75,684	74,862
Goodwill	1,119,793	1,084,139
Intangible assets, net of amortization	158,059	173,075
Deferred tax assets	4,805	4,827
Other assets	183,898	136,060
	2,845,551	2,730,145
Liabilities
Notes payable	446,141	445,841
Accounts payable and accrued liabilities	234,472	214,580
Operating lease liabilities	124,966	118,835
Estimated title losses	520,445	511,534
Deferred tax liabilities	37,617	28,266
	1,363,641	1,319,056
Contingent liabilities and commitments
Stockholders’ equity
Common Stock ($1 par value) and additional paid-in capital	375,285	358,721
Retained earnings	1,125,293	1,089,484
Accumulated other comprehensive loss:
Foreign currency translation adjustments	(24,156)	(33,386)
Net unrealized losses on debt securities investments	(338)	(10,011)
Treasury stock – 352,161 common shares, at cost	(2,666)	(2,666)
Stockholders’ equity attributable to Stewart	1,473,418	1,402,142
Noncontrolling interests	8,492	8,947
Total stockholders’ equity (28,019,626 and 27,763,691 shares outstanding)	1,481,910	1,411,089
	2,845,551	2,730,145
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2025	2024
	(in $'000)
Reconciliation of net income to cash provided by operating activities:
Net income	89,248	60,944
Add (deduct):
Depreciation and amortization	45,863	46,062
Adjustments for bad debt provisions	2,276	1,991
Net realized and unrealized gains	(9,394)	(11,238)
Amortization of net discount on debt securities investments	(1,065)	(460)
Payments for title losses less than (in excess of) provisions	2,908	(9,053)
Adjustments for insurance recoveries of title losses	—	208
Increase in receivables – net	(23,524)	(22,798)
Increase in other assets – net	(21,735)	(16,796)
Increase in accounts payable and other liabilities – net	13,217	3,912
Change in net deferred income taxes	5,380	5,199
Net income from equity method investments	(1,683)	(1,031)
Dividends received from equity method investments	1,371	848
Stock-based compensation expense	12,956	9,593
Other – net	328	275
Cash provided by operating activities	116,146	67,656
Investing activities:
Proceeds from sales of investments in securities	44,306	34,276
Proceeds from matured investments in debt securities	67,972	78,849
Purchases of investments in securities	(100,565)	(99,169)
Net purchases of short-term investments	(1,312)	(5,206)
Purchases of property and equipment and other long-lived assets	(46,165)	(28,125)
Proceeds from sale of property and equipment and other assets	3,749	114
Cash paid for acquisition of businesses and related assets	(38,553)	(14,383)
Increase in notes receivable	(21,718)	(8,320)
Purchases of cost-basis and other investments	(1,751)	(31,110)
Other – net	1,995	1,487
Cash used by investing activities	(92,042)	(71,587)
Financing activities:
Proceeds from notes payable	995	3,387
Payments on notes payable	(1,115)	(3,378)
Distributions to noncontrolling interests	(10,445)	(10,313)
Contributions from noncontrolling interests	—	54
Repurchases of Common Stock	(3,565)	(3,618)
Proceeds from stock option and employee stock purchase plan exercises	7,173	8,746
Cash dividends paid	(42,618)	(40,035)
Payment of contingent consideration related to acquisitions	(5,087)	(496)
Cash used by financing activities	(54,662)	(45,653)
Effects of changes in foreign currency exchange rates	2,778	(9)
Change in cash and cash equivalents	(27,780)	(49,593)
Cash and cash equivalents at beginning of period	216,298	233,365
Cash and cash equivalents at end of period	188,518	183,772
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	Common Stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Noncontrolling interests	Total
	(in $'000)
Nine Months Ended September 30, 2025
Balance at December 31, 2024	28,117	330,604	1,089,484	(43,397)	(2,666)	8,947	1,411,089
Net income attributable to Stewart	—	—	79,258	—	—	—	79,258
Dividends on Common Stock ($1.53 per share)	—	—	(43,449)	—	—	—	(43,449)
Stock-based compensation	177	12,779	—	—	—	—	12,956
Stock repurchases	(51)	(3,514)	—	—	—	—	(3,565)
Stock option and employee stock purchase plan exercises	131	7,042	—	—	—	—	7,173
Change in net unrealized gains and losses on investments, net of taxes	—	—	—	9,163	—	—	9,163
Reclassification adjustment for realized gains and losses on investments, net of taxes	—	—	—	510	—	—	510
Foreign currency translation adjustments, net of taxes	—	—	—	9,230	—	—	9,230
Net income attributable to noncontrolling interests	—	—	—	—	—	9,990	9,990
Distributions to noncontrolling interests	—	—	—	—	—	(10,371)	(10,371)
Net effect of other changes in ownership	—	—	—	—	—	(74)	(74)
Balance at September 30, 2025	28,374	346,911	1,125,293	(24,494)	(2,666)	8,492	1,481,910

Nine Months Ended September 30, 2024
Balance at December 31, 2023	27,723	310,728	1,070,841	(35,215)	(2,666)	7,138	1,378,549
Net income attributable to Stewart	—	—	50,569	—	—	—	50,569
Dividends on Common Stock ($1.45 per share)	—	—	(40,531)	—	—	—	(40,531)
Stock-based compensation	198	9,395	—	—	—	—	9,593
Stock repurchases	(59)	(3,559)	—	—	—	—	(3,618)
Stock option and employee stock purchase plan exercises	204	8,542	—	—	—	—	8,746
Change in net unrealized gains and losses on investments, net of taxes	—	—	—	10,853	—	—	10,853
Reclassification adjustment for realized gains and losses on investments, net of taxes, net of taxes	—	—	—	942	—	—	942
Foreign currency translation adjustments, net of taxes	—	—	—	(884)	—	—	(884)
Net income attributable to noncontrolling interests	—	—	—	—	—	10,375	10,375
Distributions to noncontrolling interests	—	—	—	—	—	(10,313)	(10,313)
Net effect of other changes in ownership	—	—	—	—	—	54	54
Balance at September 30, 2024	28,066	325,106	1,080,879	(24,304)	(2,666)	7,254	1,414,335
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	Common Stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Noncontrolling interests	Total
	($000 omitted)
Three Months Ended September 30, 2025
Balance at June 30, 2025	28,293	338,673	1,096,023	(22,572)	(2,666)	8,531	1,446,282
Net income attributable to Stewart	—	—	44,259	—	—	—	44,259
Dividends on Common Stock ($0.53 per share)	—	—	(14,989)	—	—	—	(14,989)
Stock-based compensation	5	4,129	—	—	—	—	4,134
Stock repurchases	(1)	(90)	—	—	—	—	(91)
Stock option and employee stock purchase plan exercises	77	4,199	—	—	—	—	4,276
Change in net unrealized gains and losses on investments, net of taxes	—	—	—	3,073	—	—	3,073
Reclassification adjustment for realized gains and losses on investments, net of taxes	—	—	—	183	—	—	183
Foreign currency translation adjustments, net of taxes	—	—	—	(5,178)	—	—	(5,178)
Net income attributable to noncontrolling interests	—	—	—	—	—	3,938	3,938
Distributions to noncontrolling interests	—	—	—	—	—	(3,977)	(3,977)
Balance at September 30, 2025	28,374	346,911	1,125,293	(24,494)	(2,666)	8,492	1,481,910

Three Months Ended September 30, 2024
Balance at June 30, 2024	27,951	317,131	1,064,870	(42,563)	(2,666)	6,551	1,371,274
Net income attributable to Stewart	—	—	30,096	—	—	—	30,096
Dividends on Common Stock ($0.50 per share)	—	—	(14,087)	—	—	—	(14,087)
Stock-based compensation	12	3,244	—	—	—	—	3,256
Stock repurchases	(2)	(99)	—	—	—	—	(101)
Stock option exercises	105	4,830					4,935
Change in net unrealized gains and losses on investments, net of taxes	—	—	—	13,015	—	—	13,015
Reclassification adjustment for realized gains and losses on investments, net of taxes, net of taxes	—	—	—	402	—	—	402
Foreign currency translation adjustments, net of taxes	—	—	—	4,842	—	—	4,842
Net income attributable to noncontrolling interests	—	—	—	—	—	3,573	3,573
Distributions to noncontrolling interests	—	—	—	—	—	(2,870)	(2,870)
Balance at September 30, 2024	28,066	325,106	1,080,879	(24,304)	(2,666)	7,254	1,414,335
See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1

Interim financial statements. The financial information contained in this report for the three and nine months ended September 30, 2025 and 2024, and as of September 30, 2025, is unaudited. This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission on February 28, 2025 (2024 Form 10-K).

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

C. Restrictions on cash and investments. The Company maintains investments in accordance with certain statutory requirements in the states of domicile of our underwriters for the funding of statutory premium reserves. Statutory reserve funds are required to be fully funded and invested in high-quality securities and short-term investments. Statutory reserve funds are not available for current claim payments, which must be funded from current operating cash flow. Included in investments in debt and equity securities are statutory reserve funds of approximately $526.4 million and $535.5 million at September 30, 2025 and December 31, 2024, respectively. In addition, included within cash and cash equivalents are statutory reserve funds of approximately $7.8 million and $9.5 million at September 30, 2025 and December 31, 2024, respectively. Although these cash statutory reserve funds are not restricted or segregated in depository accounts, they are required to be held pursuant to state statutes. If the Company fails to maintain minimum investments or cash and cash equivalents sufficient to meet statutory requirements, the Company may be subject to fines or other penalties, including potential revocation of its business license. These funds are not available for any other purpose. In the event that insurance regulators adjust the determination of the statutory premium reserves of the Company’s title insurers, these restricted funds as well as statutory surplus would correspondingly increase or decrease.

D. New Credit Agreement. On October 7, 2025, the Company entered into a new senior unsecured credit agreement which provides the Company with a $300.0 million revolving credit facility maturing in October 2030 (New Credit Agreement). The New Credit Agreement is guaranteed by certain of the Company's wholly-owned subsidiaries and includes an option to increase the revolving commitments by up to $125.0 million. The New Credit Agreement replaced the Company's existing credit agreement, which included a $200.0 million revolving credit facility set to mature in October 2026.

NOTE 2

Revenues. The Company's operating revenues, summarized by type, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in $ thousands)
Title insurance premiums:
Direct	210,057	185,584	573,561	501,096
Agency	360,186	282,549	928,989	764,081
Escrow fees	46,894	41,188	128,070	116,926
Real estate solutions and abstract fees	135,454	113,981	379,710	320,828
Other revenues	23,892	26,299	67,624	69,485
	776,483	649,601	2,077,954	1,772,416

NOTE 3

Investments in debt and equity securities. As of September 30, 2025 and December 31, 2024, the net unrealized investment gains relating to investments in equity securities held were $32.4 million and $23.2 million, respectively (refer to Note 5).

The amortized costs and fair values of investments in debt securities are as follows:

	September 30, 2025		December 31, 2024
	Amortized costs	Fair values	Amortized costs	Fair values
	(in $ thousands)
Municipal	12,342	12,314	14,563	14,415
Corporate	198,097	195,396	219,015	210,307
Foreign	340,150	342,146	316,247	313,619
U.S. Treasury Bonds	55,857	56,162	49,462	48,274
	606,446	606,018	599,287	586,615

Foreign debt securities consist of Canadian government, provincial and corporate bonds, United Kingdom treasury and corporate bonds, and Mexican government bonds.

Gross unrealized gains and losses on investments in debt securities are as follows:

	September 30, 2025		December 31, 2024
	Gains	Losses	Gains	Losses
	(in $ thousands)
Municipal	5	33	1	149
Corporate	1,766	4,467	524	9,232
Foreign	5,100	3,104	2,979	5,607
U.S. Treasury Bonds	507	202	5	1,193
	7,378	7,806	3,509	16,181

Debt securities as of September 30, 2025 mature, according to their contractual terms, as follows (actual maturities may differ due to call or prepayment rights):

	Amortized costs	Fair values
	(in $ thousands)
In one year or less	87,696	87,210
After one year through five years	303,659	302,941
After five years through ten years	199,697	201,510
After ten years	15,394	14,357
	606,446	606,018

Gross unrealized losses on investments in debt securities and the fair values of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2025, were:

	Less than 12 months		More than 12 months		Total
	Losses	Fair values	Losses	Fair values	Losses	Fair values
	(in $ thousands)
Municipal	5	3,613	28	5,246	33	8,859
Corporate	35	6,782	4,432	130,568	4,467	137,350
Foreign	172	27,729	2,932	121,462	3,104	149,191
U.S. Treasury Bonds	67	12,170	135	8,130	202	20,300
	279	50,294	7,527	265,406	7,806	315,700

The number of specific debt investment holdings held in an unrealized loss position as of September 30, 2025 was 193. Of these securities, 150 were in unrealized loss positions for more than 12 months. Total gross unrealized investment losses at September 30, 2025 decreased compared to December 31, 2024, primarily due to lower interest rates in the first nine months of 2025. Since the Company does not intend to sell and will more likely than not maintain each investment security until its maturity or anticipated recovery in value, and no significant credit risk is deemed to exist, these investments are not considered as credit-impaired. The Company believes its investment portfolio is diversified and expects no material loss to result from the failure to perform by issuers of the debt securities it holds. Investments made by the Company are not collateralized.

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

As of September 30, 2025, financial instruments measured at fair value on a recurring basis are summarized below:

	Level 1	Level 2	Fair value measurements
	(in $ thousands)
Investments in securities:
Debt securities:
Municipal	—	12,314	12,314
Corporate	—	195,396	195,396
Foreign	—	342,146	342,146
U.S. Treasury Bonds	—	56,162	56,162
Equity securities	88,800	—	88,800
	88,800	606,018	694,818

As of December 31, 2024, financial instruments measured at fair value on a recurring basis are summarized below:

	Level 1	Level 2	Fair value measurements
	(in $ thousands)
Investments in securities:
Debt securities:
Municipal	—	14,415	14,415
Corporate	—	210,307	210,307
Foreign	—	313,619	313,619
U.S. Treasury Bonds	—	48,274	48,274
Equity securities	82,484	—	82,484
	82,484	586,615	669,099

As of September 30, 2025 and December 31, 2024, Level 1 financial instruments consist of equity securities. Level 2 financial instruments consist of municipal, governmental, and corporate bonds, both U.S. and foreign. In accordance with the Company’s policies and guidelines which incorporate relevant statutory requirements, the Company’s third-party registered investment manager invests only in securities rated as investment grade or higher by the major rating services, where observable valuation inputs are significant. The fair value of the Company's investments in debt and equity securities is primarily determined using a third-party pricing service provider. The third-party pricing service provider calculates the fair values using both market approach and model valuation methods, as well as pricing information obtained from brokers, dealers and custodians. Management ensures the reasonableness of the third-party service valuations by comparing them with pricing information from the Company's investment manager.

NOTE 5

Net realized and unrealized gains. Realized and unrealized gains and losses are detailed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in $ thousands)
Realized gains	1,432	322	2,031	540
Realized losses	(158)	(108)	(2,550)	(488)
Net unrealized investment gains recognized on equity securities still held	4,340	4,500	9,913	11,186
	5,614	4,714	9,394	11,238

Realized gains in the third quarter and first nine months of 2025 included a $1.2 million gain from a sale of real property, while realized losses during the first nine months of 2025 included a $1.2 million loss related to an acquisition contingent liability adjustment.

Investment gains and losses recognized related to investments in equity securities are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in $ thousands)
Net investment gains recognized on equity securities during the period	4,317	4,796	9,569	11,489
Less: Net realized (losses) gains on equity securities sold during the period	(23)	296	(344)	303
Net unrealized investment gains recognized on equity securities still held	4,340	4,500	9,913	11,186

Proceeds from sales of investments in securities are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in $ thousands)
Proceeds from sales of debt securities	7,109	12,361	40,620	33,129
Proceeds from sales of equity securities	213	944	3,686	1,147
Total proceeds from sales of investments in securities	7,322	13,305	44,306	34,276

NOTE 6

Goodwill. The summary of changes in goodwill is as follows:

	Title	Real Estate Solutions	Consolidated Total
	(in $ thousands)
Balances at December 31, 2024	719,945	364,194	1,084,139
Acquisitions	8,607	27,047	35,654
Balances at September 30, 2025	728,552	391,241	1,119,793

During the first nine months of 2025, goodwill recorded in the title and real estate solutions segments was related to acquisitions of title offices and a real estate information services provider, respectively.

NOTE 7

Estimated title losses. A summary of estimated title losses for the nine months ended September 30 is as follows:

	2025	2024
	(in $ thousands)
Balances at January 1	511,534	528,269
Provisions:
Current year	57,126	59,959
Previous policy years	1,575	(205)
Total provisions	58,701	59,754
Payments, net of recoveries:
Current year	(12,278)	(14,171)
Previous policy years	(43,515)	(54,636)
Total payments, net of recoveries	(55,793)	(68,807)
Effects of changes in foreign currency exchange rates	6,003	(1,624)
Balances at September 30	520,445	517,592
Loss ratios as a percentage of title operating revenues:
Current year provisions	3.3%	4.0%
Total provisions	3.4%	4.0%

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

During the first nine months of 2025 and 2024, the Company granted time-based and performance-based restricted stock units with aggregate grant-date fair values of $15.9 million (223,000 units with an average grant price per unit of $71.16) and $14.5 million (235,000 units with an average grant price per unit of $61.56), respectively.

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

The calculation of the basic and diluted EPS is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net income attributable to Stewart (in $'000)	44,259	30,096	79,258	50,569

Denominator (in '000):
Basic average shares outstanding	28,004	27,688	27,922	27,592
Average number of dilutive shares relating to options	201	243	193	217
Average number of dilutive shares relating to restricted units	286	269	271	260
Diluted average shares outstanding	28,491	28,200	28,386	28,069

Basic earnings per share attributable to Stewart ($)	1.58	1.09	2.84	1.83
Diluted earnings per share attributable to Stewart ($)	1.55	1.07	2.79	1.80

NOTE 10

Contingent liabilities and commitments. In the ordinary course of business, the Company guarantees the third-party indebtedness of certain of its consolidated subsidiaries. As of September 30, 2025, the maximum potential future payments on the guarantees are not more than the related notes payable recorded in the condensed consolidated balance sheets. The Company also guarantees the indebtedness related to lease obligations of certain of its consolidated subsidiaries. The maximum future obligations arising from these lease-related guarantees are not more than the Company’s future lease obligations, as presented on the condensed consolidated balance sheets, plus lease operating expenses. As of September 30, 2025, the Company also had unused letters of credit aggregating $4.9 million related to workers’ compensation and other insurance. The Company does not expect to make any payments on these guarantees.

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

Statement of income information related to these reportable segments, including major expense captions used to calculate pretax income, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in $ thousands)		(in $ thousands)
Title:
Revenues	678,899	571,600	1,803,322	1,552,988
Expenses
Amounts retained by agencies	299,523	233,980	773,012	634,083
Employee costs	191,598	176,225	549,634	495,943
Other operating expenses	97,482	85,853	272,241	247,371
Title losses and related claims	19,546	21,282	58,701	59,754
Depreciation and amortization	8,356	8,860	25,413	26,126
Interest	419	406	1,265	1,165
	616,924	526,606	1,680,266	1,464,442
Pretax income	61,975	44,994	123,056	88,546

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in $ thousands)		(in $ thousands)
Real estate solutions:
Revenues	116,639	96,384	326,424	271,648
Expenses
Employee costs	16,094	14,104	45,266	39,904
Other operating expenses	86,479	68,634	243,494	193,703
Depreciation and amortization	6,777	6,264	19,574	18,803
Interest	—	—	2	7
	109,350	89,002	308,336	252,417
Pretax income	7,289	7,382	18,088	19,231

Corporate:
Revenues - net realized gains (losses)	1,378	(43)	1,335	(149)
Expenses
Employee costs	3,529	3,533	10,340	10,140
Other operating expenses	1,204	1,159	3,870	3,816
Depreciation and amortization	258	356	876	1,133
Interest	4,479	4,493	13,545	13,596
	9,470	9,541	28,631	28,685
Pretax loss	(8,092)	(9,584)	(27,296)	(28,834)

Consolidated Stewart:
Revenues	796,916	667,941	2,131,081	1,824,487
Expenses
Amounts retained by agencies	299,523	233,980	773,012	634,083
Employee costs	211,221	193,862	605,240	545,987
Other operating expenses	185,165	155,646	519,605	444,890
Title losses and related claims	19,546	21,282	58,701	59,754
Depreciation and amortization	15,391	15,480	45,863	46,062
Interest	4,898	4,899	14,812	14,768
	735,744	625,149	2,017,233	1,745,544
Pretax income	61,172	42,792	113,848	78,943

The Company does not provide asset information by reportable operating segment as it does not routinely evaluate the asset position by segment.

Total revenues generated in the United States and all international operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in $ thousands)
United States	747,405	629,036	2,011,124	1,717,898
International	49,511	38,905	119,957	106,589
	796,916	667,941	2,131,081	1,824,487

NOTE 13
Other comprehensive (loss) income. Changes in the balances of each component of other comprehensive (loss) income and the related tax effects are as follows:

	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024
	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount
	(in $ thousands)
Net unrealized gains and losses on investments:
Change in net unrealized gains and losses on investments	3,890	817	3,073	16,474	3,459	13,015
Reclassification adjustments for realized gains and losses on investments	231	48	183	509	107	402
	4,121	865	3,256	16,983	3,566	13,417
Foreign currency translation adjustments	(5,883)	(705)	(5,178)	5,333	491	4,842
Other comprehensive (loss) income	(1,762)	160	(1,922)	22,316	4,057	18,259

	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount
	($000 omitted)
Net unrealized gains and losses on investments:
Change in net unrealized gains and losses on investments	11,599	2,436	9,163	13,738	2,885	10,853
Reclassification adjustment for realized gains and losses on investments	645	135	510	1,192	250	942
	12,244	2,571	9,673	14,930	3,135	11,795
Foreign currency translation adjustments	10,652	1,422	9,230	(1,755)	(871)	(884)
Other comprehensive income	22,896	3,993	18,903	13,175	2,264	10,911

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S OVERVIEW

Third quarter 2025 overview. We reported net income attributable to Stewart of $44.3 million ($1.55 per diluted share) for the third quarter 2025, compared to net income of $30.1 million ($1.07 per diluted share) for the third quarter 2024. Pretax income before noncontrolling interests for the third quarter 2025 was $61.2 million compared to pretax income before noncontrolling interests of $42.8 million for the prior year quarter. Consolidated operating revenues in the third quarter 2025 were $776.5 million, which was an improvement of $126.9 million, or 20%, compared to the prior year quarter. The third quarter 2025 results included $5.6 million of pretax net realized and unrealized gains, primarily driven by $4.3 million of net unrealized gains on fair value changes of equity securities investments and a $1.2 million realized gain on a sale of real property. Third quarter 2024 results included $4.7 million of pretax net realized and unrealized gains primarily related to net unrealized gains on fair value changes of equity securities investments.

Summary results of the title segment are as follows ($ in millions, except pretax margin):

	For the Three Months Ended September 30,
	2025	2024	% Change

Operating revenues	659.9	553.3	19%
Investment income	14.8	13.6	9%
Net realized and unrealized gains	4.2	4.8	(11)%
Pretax income	62.0	45.0	38%
Pretax margin	9.1%	7.9%

Title segment operating revenues in the third quarter 2025 increased $106.6 million (19%), driven by revenue improvement of $29.0 million (11%) and $77.6 million (28%) from our direct and agency title operations, respectively, compared to the third quarter 2024. Total segment operating expenses increased $90.3 million (17%) compared to the prior year quarter, primarily due to $65.5 million (28%) increased agency retention expenses, consistent with the gross agency revenue increase, and $27.0 million (10%) higher combined employee costs and other operating expenses, primarily due to increased incentive compensation, outside search and service expenses and premium taxes consistent with higher title revenues, and higher salaries expense related to increased employee count. As a percentage of operating revenues, total employee costs and other operating expenses for the title segment improved to 44% in the third quarter 2025 compared to 47% in the third quarter 2024, primarily due to increased title operating revenues.

Title loss expense in the third quarter 2025 decreased by $1.7 million (8%) compared to the prior year quarter, primarily driven by our continued overall favorable claims experience. As a percentage of title operating revenues, the title loss expense improved to 3.0% in the third quarter 2025 compared to 3.8% in the third quarter 2024.

Investment income improved 9% in the third quarter 2025 compared to the prior year quarter, primarily driven by higher earned interest income from eligible escrow balances. Net realized and unrealized gains presented above were primarily related to net unrealized gains on fair value changes of equity securities investments.

Summary results of the real estate solutions segment are as follows ($ in millions, except pretax margin):

	For the Three Months Ended September 30,
	2025	2024	% Change

Total revenues	116.6	96.4	21%
Pretax income	7.3	7.4	(1)%
Pretax margin	6.2%	7.7%

The real estate solutions segment's operating revenues improved by $20.3 million (21%) in the third quarter 2025 compared to the third quarter 2024, primarily driven by our credit information and valuation services businesses and a recently acquired real estate information services provider. Combined employee costs and other operating expenses in the third quarter 2025 increased $19.8 million (24%), primarily resulting from increased costs of services related to higher revenues and higher employee costs supporting revenue growth.

In regard to the corporate segment, pretax results were driven by net expenses attributable to corporate operations, which totaled $9.5 million for both the third quarters 2025 and 2024, while the segment recorded net realized gains of $1.4 million in the third quarter 2025, primarily resulting from a sale of real property.

CRITICAL ACCOUNTING ESTIMATES

The preparation of the Company’s condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures surrounding contingencies and commitments. Actual results can differ from our accounting estimates. While we do not anticipate significant changes in our estimates, there is a risk that such changes could have a material impact on our consolidated financial condition or results of operations for future periods. During the nine months ended September 30, 2025, we made no material changes to our critical accounting estimates as previously disclosed in Management’s Discussion and Analysis in the 2024 Form 10-K.

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

RESULTS OF OPERATIONS

Comparisons of our results of operations for the three and nine months ended September 30, 2025 with the corresponding periods in the prior year are set forth below. Factors contributing to fluctuations in the results of operations are presented in the order of their monetary significance, and we have quantified, when necessary, significant changes. Segment results are included in the discussions and, when relevant, are discussed separately.

Our statements on home sales, interest rates and loan activity are based on published U.S. industry data from sources including Fannie Mae, the Mortgage Bankers Association (MBA), the National Association of Realtors (NAR) and the U.S. Census Bureau as of September 30, 2025. We also use information from our direct operations.

Operating environment. Existing home sales in September 2025 were approximately 4.06 million units (seasonally-adjusted basis), a slight improvement of 4% and 3% compared to September 2024 and June 2025, respectively, which was primarily due to gradually falling mortgage rates and improving housing affordability. According to NAR, the September 2025 median existing home price of $415,200 marked the 27th consecutive month of year-over-year median price increases, but it was 4% lower than June 2025 as home prices declined during the third quarter 2025. As of September 2025, the unsold home inventory in the U.S. was equivalent to 1.55 million units, or 14% higher compared to last year. In regard to new residential construction, U.S. housing starts (seasonally-adjusted) as of September 2025 were 6% lower compared to last year, while newly-issued building permits as of September 2025 declined by 11% compared to last year.

Based on averaged estimates by Fannie Mae and MBA, total U.S. single family mortgage originations in the third quarter 2025 were $518 billion, or an improvement of 14% compared to the third quarter 2024, with total refinancing and purchasing transactions growing 46% and 6%, respectively, during the third quarter 2025. The 30-year fixed mortgage interest rate averaged 6.6% during the third quarter 2025 which was comparable to 6.5% from the third quarter 2024, but improved from 6.8% in the second quarter 2025. It is expected that the 30-year fixed mortgage interest rate will average around 6.4% in the fourth quarter 2025. Fourth quarter 2025 existing and new homes sales (seasonally-adjusted) are forecast to improve 3% and 5%, respectively, while fourth quarter total loan originations dollars are anticipated to increase 2% compared to the third quarter 2025, resulting from 32% higher refinancing transactions and 9% lower purchase transactions.

Title revenues. Direct title revenue information is presented below:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	Change	% Chg	2025	2024	Change	% Chg
	(in $ millions)				($ in millions)
Non-commercial
Domestic	176.8	168.2	8.6	5%	491.0	472.9	18.1	4%
International	32.5	29.0	3.5	12%	84.0	76.3	7.7	10%
	209.3	197.2	12.1	6%	575.0	549.2	25.8	5%
Commercial:
Domestic	79.1	67.4	11.7	17%	223.1	168.1	55.0	33%
International	11.3	6.1	5.2	85%	24.5	19.5	5.0	26%
	90.4	73.5	16.9	23%	247.6	187.6	60.0	32%
Total direct title revenues	299.7	270.7	29.0	11%	822.6	736.8	85.8	12%

Domestic commercial revenues improved 17% and 33% in the third quarter and first nine months of 2025, respectively, compared to the same periods of 2024, primarily due to increased commercial closed transactions in 2025 across all asset sectors, including data center, energy, mixed-use and retail. The average domestic commercial fee per file in the third quarter 2025 was $17,700, which was comparable to the prior year quarter, while the average fee per file in the first nine months of 2025 improved 11% to $16,800, compared to the same period in 2024, primarily driven by large data center and energy transaction sizes.

Domestic non-commercial revenues in the third quarter 2025 increased 5%, primarily driven by improved purchase and refinancing closed transactions compared to the third quarter 2024, while these revenues improved 4% in the first nine months of 2025, compared to the same period in 2024, primarily due to increased residential refinancing and real estate investors transactions. Higher average residential fee per file also contributed to improved domestic non-commercial revenues and was $3,200 and $3,100 for the third quarter and first nine months of 2025, respectively, compared to $3,000 for both the same periods in 2024.

Total international revenues improved $8.7 million, or 25%, and $12.7 million, or 13%, in the third quarter and first nine months of 2025, respectively, primarily driven by large commercial transactions and overall increased volumes compared to the same periods in 2024.

Orders information for the three and nine months ended September 30 is as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	Change	% Chg**	2025	2024	Change	% Chg
Opened Orders:
Commercial	4,520	3,665	855	23%	13,374	10,884	2,490	23%
Purchase	50,661	49,458	1,203	2%	149,704	152,539	(2,835)	(2)%
Refinance	22,399	20,920	1,479	7%	59,697	54,022	5,675	11%
Other*	9,823	13,421	(3,598)	(27)%	33,217	36,075	(2,858)	(8)%
Total	87,403	87,464	(61)	—%	255,992	253,520	2,472	1%

Closed Orders:
Commercial	4,478	3,794	684	18%	13,283	11,149	2,134	19%
Purchase	36,209	35,590	619	2%	98,875	103,166	(4,291)	(4)%
Refinance	12,778	11,766	1,012	9%	34,841	31,097	3,744	12%
Other*	5,847	8,225	(2,378)	(29)%	24,580	23,921	659	3%
Total	59,312	59,375	(63)	—%	171,579	169,333	2,246	1%
*Other orders are primarily related to real estate investor and reverse mortgage transactions.
** Percent changes are rounded up to whole percentages.

Gross revenues from independent agency operations increased $77.6 million, or 28%, and $164.9 million, or 22%, in the third quarter and first nine months of 2025, respectively, primarily due to improved volumes in our key agency states and increased commercial transactions compared to the same periods in 2024. Agency revenues, net of retention, increased $12.1 million, or 25%, and $26.0 million, or 20%, in the third quarter and first nine months of 2025, respectively, in line with the gross agency revenue increases. Refer further to the "Retention by agencies" discussion under Expenses below.

Real estate solutions revenues. Real estate solutions revenues improved $20.3 million, or 21%, in the third quarter 2025 and $54.8 million, or 20%, in the first nine months of 2025, primarily driven by our credit information and valuation services businesses compared to the same periods in 2024. The third quarter 2025 revenues included $3.6 million from a recently acquired real estate information services provider.

Investment income. Investment income in the third quarter and first nine months of 2025 increased $1.2 million, or 9%, and $2.9 million, or 7%, respectively, compared to the same periods in 2024, primarily driven by higher interest income from eligible escrow balances and increased dividend income from our cost-basis investments in 2025.

Net realized and unrealized gains. Refer to Note 5 to the condensed consolidated financial statements.

Expenses. An analysis of expenses is shown below:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	Change*	% Chg	2025	2024	Change*	% Chg
	(in $ millions)				($ in millions)
Amounts retained by agencies	299.5	234.0	65.5	28%	773.0	634.1	138.9	22%
As a % of agency title revenues	83.2%	82.8%			83.2%	83.0%
Employee costs	211.2	193.9	17.4	9%	605.2	546.0	59.3	11%
As a % of operating revenues	27.2%	29.8%			29.1%	30.8%
Other operating expenses	185.2	155.6	29.5	19%	519.6	444.9	74.7	17%
As a % of operating revenues	23.8%	24.0%			25.0%	25.1%
Title losses and related claims	19.5	21.3	(1.7)	(8)%	58.7	59.8	(1.1)	(2)%
As a % of title revenues	3.0%	3.8%			3.4%	4.0%
*May not foot due to rounding.

Retention by agencies. Amounts retained by title agencies are based on agreements between agencies and our title underwriters. Amounts retained by independent agencies, as a percentage of revenues generated by them, averaged 83.2% in both the third quarter and first nine months of 2025, compared to 82.8% and 83.0% in the third quarter and first nine months of 2024, respectively, primarily as a result of increased 2025 revenues from states with relatively higher retention rates. The average retention percentage may vary from period to period due to the geographical mix of agency operations, the volume of title revenues and, in some states, laws or regulations. Due to the variety of such laws or regulations, as well as competitive factors, the average retention rate can differ significantly from state to state. In addition, a high proportion of our independent agencies are in states with retention rates greater than 80%. We continue to focus on increasing profit margins in every state, increasing premium revenue in states where remittance rates are higher, and maintaining the quality of our agency network, which we believe to be the industry’s best, in order to mitigate claims risk and drive consistent future performance. While market share is important in our agency operations channel, it is not as important as margins, risk mitigation and profitability.

Employee costs. Consolidated employee costs increased $17.4 million, or 9%, and $59.3 million, or 11%, in the third quarter and first nine months of 2025, respectively, compared to the same periods in 2024, primarily driven by higher salaries and employee benefits expenses primarily resulting from increased average employee counts (which increased 9% and 5%, respectively) and higher incentive compensation consistent with overall improved revenues. Employee costs in the title segment increased $15.4 million, or 9%, and $53.7 million, or 11%, in the third quarter and first nine months of 2025, respectively, while employee costs in the real estate solutions segment increased $2.0 million, or 14%, and $5.4 million, or 13%, in the third quarter 2025 and first nine months of 2025, respectively, primarily driven by volume growth in both segments.

Total employee costs, as a percentage of total operating revenues, improved to 27.2% and 29.1% in the third quarter and first nine months of 2025, respectively, compared to 29.8% and 30.8% in the respective periods in 2024, primarily driven by higher 2025 operating revenues. During the third quarter and first nine months of 2025, we had an average of approximately 7,400 and 7,100 employees, respectively, compared to 6,800 and 6,700 in the third quarter and first nine months of 2024, respectively. Average cost per employee in the third quarter 2025 was comparable to the prior year quarter, while average cost per employee increased 5% in the first nine months of 2025 primarily due to increased incentive compensation expense compared to the same period in 2024.

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

Consolidated other operating expenses increased $29.5 million, or 19%, in the third quarter 2025 and $74.7 million, or 17%, in the first nine months of 2025, compared to the same periods in 2024. Total variable costs in the third quarter and first nine months of 2025 increased $23.9 million and $64.7 million (both 24%), respectively, primarily due to higher third-party service and appraiser expenses and title outside search fees related to increased operating revenues, primarily from our real estate solutions and commercial services operations. Total costs that are primarily fixed in nature increased $2.4 million, or 5%, and $4.8 million, or 4%, third quarter and first nine months of 2025, respectively, primarily due to higher technology costs and third-party consulting expenses compared to the same period in 2024. Independent costs increased $3.2 million, or 25%, and $5.2 million, or 14%, in the third quarter and first nine months of 2025, respectively, primarily due to higher travel, business promotion and litigation defense expenses, partially offset by lower office closure costs compared to the same periods in 2024.

As a percentage of total operating revenues, consolidated other operating expenses in the third quarter and first nine months of 2025 slightly improved to 23.8% and 25.0%, respectively, compared to 24.0% and 25.1% in the same periods in 2024.

Title losses. Provisions for title losses, as a percentage of title operating revenues, improved to 3.0% and 3.4% for the third quarter and first nine months of 2025, respectively, compared to 3.8% and 4.0% in the same periods in 2024, while total title loss expense in the third quarter and first nine months of 2025 decreased by $1.7 million (or 8%) and $1.1 million (or 2%), respectively, primarily as a result of our overall favorable claims experience, which was partially offset by increased title revenues in 2025. The title loss ratio in any given quarter can be significantly influenced by changes in large claims incurred, escrow losses and adjustments to reserves for existing large claims.

The composition of title policy loss expense is as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	Change	% Chg	2025	2024	Change	% Chg
	(in $ millions)				($ in millions)
Provisions – known claims:
Current year	2.8	4.2	(1.4)	(33)%	7.7	9.8	(2.1)	(21)%
Prior policy years	18.2	9.0	9.2	102%	47.7	51.4	(3.7)	(7)%
	21.0	13.2	7.8	59%	55.4	61.2	(5.8)	(9)%
Provisions – IBNR
Current year	15.9	18.0	(2.1)	(12)%	49.4	50.2	(0.8)	(2)%
Prior policy years	0.8	(0.9)	1.7	(189)%	1.6	(0.2)	1.8	(900)%
	16.7	17.1	(0.4)	(2)%	51.0	50.0	1.0	2%
Transferred from IBNR to known claims	(18.2)	(9.0)	(9.2)	(102)%	(47.7)	(51.4)	3.7	(7)%
Total provisions	19.5	21.3	(1.7)	(8)%	58.7	59.8	(1.1)	(2)%

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

Total known claims provision increased $7.8 million, or 59%, in the third quarter 2025 and decreased $5.8 million, or 9%, in the first nine months of 2025 compared to the same periods in 2024, primarily as a result of activity on existing large and non-large claims relating to prior policy years. Current year IBNR provisions decreased in the third quarter and first nine months of 2025, primarily due to overall favorable claims experience, while prior policy years IBNR provisions increased in the third quarter and first nine months of 2025, primarily as a result of recoveries recorded in the same periods in 2024. As a percentage of title operating revenues, provisions - IBNR for the current policy year were 2.4% and 2.8% for the third quarter and first nine months of 2025, respectively, compared to 3.3% for both periods in 2024.

Cash claim payments increased $1.5 million, or 8%, in the third quarter 2025 compared to the prior year quarter, primarily due to timing of payments on non-large claims, while cash claim payments decreased $13.0 million, or 19%, in the first nine months of 2025 compared to the same period in 2024, primarily due to lower payments on large and non-large claims related to prior policy years during 2025. We continue to manage and resolve large claims prudently and in keeping with our commitments to our policyholders.

In addition to title policy claims, we incur losses in our direct operations from escrow, closing and disbursement functions. These escrow losses typically relate to errors or other miscalculations of amounts to be paid at closing, including timing or amount of a mortgage payoff, payment of property or other taxes and payment of homeowners’ association fees. Escrow losses also arise in cases of fraud, and in those cases, the title insurer incurs the loss under its obligation to ensure that an unencumbered title is conveyed. Escrow losses are recognized as expenses when discovered or when contingencies associated with them (such as litigation) are resolved and are typically paid less than 12 months after the loss is recognized. There were no material escrow losses for both the three and nine-month periods ended September 30, 2025 and 2024.

Total title policy loss reserve balances are as follows:

	September 30, 2025	December 31, 2024
	(in $ millions)
Known claims	66.5	66.9
IBNR	453.9	444.6
Total estimated title losses	520.4	511.5

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

Depreciation and amortization. Total depreciation and amortization expenses in the third quarter and first nine months of 2025 were comparable to the same periods in 2024. This was primarily due to the higher fixed asset depreciation expense related to new internal systems placed into operations in 2025 and increased acquisition intangible amortization expense driven by a business acquisition in the third quarter 2025. These were both offset by the lower depreciation and amortization expenses resulting from several assets becoming fully depreciated or amortized in 2025.

Income taxes. Our effective tax rates (based on income before taxes and after deducting income attributable to noncontrolling interests) of 22.7% and 23.7% in the third quarter and first nine months of 2025, respectively, were lower compared to 23.3% and 26.2% in the same periods in 2024, primarily due to discrete income tax benefits recognized in the third quarter 2025 related to higher utilization of foreign income tax and research and development credits.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources reflect our ability to generate cash flow to meet our obligations to stockholders, customers (payments to satisfy claims on title policies), vendors, employees, lenders and others. As of September 30, 2025, our total cash and investments, including amounts reserved pursuant to statutory requirements, aggregated $928.0 million, of which $491.4 million ($254.4 million, net of statutory reserves) was held in the United States and the rest internationally (principally in Canada).

As a holding company, the parent company is funded principally by cash from its subsidiaries' earnings in the form of dividends, operating and other administrative expense reimbursements and pursuant to intercompany tax sharing agreements. Cash held at the parent company and its unregulated subsidiaries (which totaled $37.3 million at September 30, 2025) is available for funding the parent company's operating expenses, interest payments on debt and dividend payments to common stockholders. The parent company also receives distributions from Stewart Title Guaranty Company (Guaranty), its regulated title insurance underwriter, to meet cash requirements for acquisitions and other strategic investments.

A substantial majority of our consolidated cash and investments as of September 30, 2025 was held by Guaranty and its subsidiaries. The use and investment of these funds, dividends to the parent company, and cash transfers between Guaranty and its subsidiaries and the parent company are subject to certain legal and regulatory restrictions. In general, Guaranty uses its cash and investments in excess of its legally-mandated statutory premium reserve (established in accordance with requirements under Texas law) to fund its insurance operations, including claims payments. Guaranty may also, subject to certain limitations, provide funds to its subsidiaries (whose operations consist principally of field title offices and real estate solutions operations) for their operating and debt service needs.

We maintain investments in accordance with certain statutory requirements for the funding of statutory premium reserves. Statutory reserve funds are required to be fully funded and invested in high-quality securities and short-term investments. Statutory reserve funds are not available for current claim payments, which must be funded from current operating cash flow. Included in investments in debt and equity securities are statutory reserve funds of approximately $526.4 million and $535.5 million at September 30, 2025 and December 31, 2024, respectively. In addition, included within cash and cash equivalents are statutory reserve funds of approximately $7.8 million and $9.5 million at September 30, 2025 and December 31, 2024, respectively. As of September 30, 2025, our known claims reserve totaled $66.5 million and our estimate of claims that may be reported in the future, under generally accepted accounting principles, totaled $453.9 million. In addition to this, we had cash and investments (at amortized cost and excluding equity method investments) of $288.0 million, which are available for underwriter operations, including claims payments, and acquisitions.

The ability of Guaranty to pay dividends to its parent is governed by Texas insurance law. The Texas Department of Insurance (TDI) must be notified of any dividend declared, and any dividend in excess of the greater of the statutory net operating income or 20% of surplus (which was approximately $173.0 million as of December 31, 2024) would be, by regulation, considered extraordinary and subject to pre-approval by the TDI. Also, the Texas Insurance Commissioner may raise an objection to a planned distribution during the notification period. Guaranty’s actual ability or intent to pay dividends to its parent may be constrained by business and regulatory considerations, such as the impact of dividends on surplus and liquidity, which could affect its ratings and competitive position, the amount of insurance it can write and its ability to pay future dividends. During the nine months ended September 30, 2025 and 2024, Guaranty paid dividends of $50.0 million and $30.0 million, respectively, to the parent company.

Effective March 31, 2025, Stewart Title Insurance Company (STIC) was merged into Guaranty, primarily to streamline our underwriting operations. Prior to the merger, STIC, our second largest underwriter, was a wholly-owned subsidiary of Guaranty and was domiciled in the state of New York. This merger contributed to the decrease of our total statutory reserve funds at September 30, 2025 compared to December 31, 2024.

As the parent company conducts no operations apart from its wholly-owned subsidiaries, the discussion below focuses on consolidated cash flows.

	Nine Months Ended September 30,
	2025	2024
	(in $ millions)
Net cash provided by operating activities	116.1	67.7
Net cash used by investing activities	(92.0)	(71.6)
Net cash used by financing activities	(54.7)	(45.7)

Operating activities. Our principal sources of cash from operations are premiums on title policies and revenue from title service-related transactions, real estate solutions and other operations. Our independent agencies remit cash to us net of their contractual retention. Our principal cash expenditures for operations are employee costs, operating costs and title claims payments.

Net cash provided by operations improved to $116.1 million during the first nine months of 2025, compared to net cash provided by operations of $67.7 million during the same period in 2024, primarily driven by the higher net income and lower claims payments in 2025. Although our business is labor intensive, we are focused on a cost-effective, scalable business model which includes utilization of technology, centralized back and middle office functions and business process outsourcing. We are continuing our emphasis on cost management, especially in light of the current economic environment due to elevated mortgage interest rates, specifically focusing on lowering unit costs of production and improving operating margins in our direct title and real estate solutions operations. Our plans to improve margins include additional automation of manual processes, further consolidation of our various systems and production operations, and full integration of acquisitions. We continue to invest in the technology necessary to accomplish these goals.

Investing activities. Cash used and provided by investing activities is primarily related to proceeds from matured and sold investments, purchases of investments, capital expenditures and acquisition of businesses. During the first nine months of 2025 and 2024, total proceeds from securities investments sold and matured were $112.3 million and $113.1 million, respectively, while cash used for purchases of securities investments was $100.6 million and $99.2 million, respectively. Additionally, cash paid for cost-basis and other investments was $1.8 million and $31.1 million during the first nine months of 2025 and 2024, respectively.

During the first nine months of 2025 and 2024, we used $46.2 million and $28.1 million, respectively, of cash for expenditures related to property and equipment and other long-lived assets, while we used net cash of $38.6 million and $14.4 million, respectively, for acquisitions of businesses and intangible assets. We maintain investment in capital expenditures at a level that enables us to implement technologies for increasing our operational and back-office efficiencies and to pursue growth in key markets.

Financing activities and capital resources. Total debt and stockholders’ equity were $446.1 million and $1.48 billion, respectively, as of September 30, 2025. As disclosed in Note 1-D to our condensed consolidated financial statements, we recently renewed and increased our line of credit facility, which was unused at the date of this report. At September 30, 2025, our debt-to-equity and debt-to-capitalization ratios, excluding our Section 1031 tax-deferred property exchange notes, were approximately 30% and 23%, respectively, which were better than 32% and 24%, respectively, at December 31, 2024.

During the first nine months of 2025, we paid total dividends of $42.6 million ($1.53 per common share), compared to total dividends paid of $40.0 million ($1.45 per common share) during the same period in 2024.

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

Other comprehensive income (loss). Unrealized gains and losses on available-for-sale debt securities investments and changes in foreign currency exchange rates are reported net of deferred taxes in accumulated other comprehensive income (loss), a component of stockholders’ equity, until they are realized. During the first nine months of 2025, net unrealized investment gains of $9.7 million, net of taxes, which increased our other comprehensive income, were primarily related to net increases in the fair values of our foreign and corporate bond securities investments. These increases were primarily due to lower interest rates during the first nine months of 2025. During the first nine months of 2024, net unrealized investment gains of $11.8 million, net of taxes, which increased our other comprehensive income, were primarily related to net increases in the fair values of our foreign and corporate bond securities investments, primarily influenced by the Federal Reserve's reduction of interest rates during the third quarter 2024.

Changes in foreign currency spot exchange rates (primarily related to our Canadian and United Kingdom operations) resulted in other comprehensive income, net of taxes, of $9.2 million in the first nine months of 2025 and other comprehensive loss, net of taxes, of $0.9 million during the first nine months of 2024. During the first nine months of 2025, the Canadian dollar and British pound both appreciated relative to the U.S. dollar, while during the same period in 2024, the effect of the British pound's appreciation were more than offset by the depreciation of the Canadian dollar relative to the U.S. dollar.

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

Forward-looking statements. Certain statements in this report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to future, not past, events and often address our expected future business and financial performance. These statements often contain words such as “may,” "expect," "anticipate," "intend," "plan," "believe," "seek," "will," "foresee" or other similar words. Forward-looking statements by their nature are subject to various risks and uncertainties that could cause our actual results to be materially different than those expressed in the forward-looking statements. These risks and uncertainties include, among other things, the following:
•the volatility of economic conditions, including economic changes that may result from new or increased tariffs, trade restrictions, prolonged federal government shutdowns or geopolitical tensions;
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes during the three months ended September 30, 2025 in our investment strategies, types of financial instruments held or the risks associated with such instruments that would materially alter the market risk disclosures made in our 2024 Form 10-K.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. Our principal executive officer and principal financial officer are responsible for establishing and maintaining disclosure controls and procedures. They evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2025, and have concluded that, as of such date, our disclosure controls and procedures are adequate and effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting during the quarter ended September 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases of our Common Stock during the nine months ended September 30, 2025, except for repurchases of approximately 51,000 shares (aggregate purchase price of approximately $3.6 million) related to the statutory income tax withholding on the vesting of restricted unit grants to executives and senior management employees.

Item 5. Other Information

Book value per share. Our book value per share was $52.58 and $50.50 as of September 30, 2025 and December 31, 2024, respectively. As of September 30, 2025, our book value per share was based on approximately $1.47 billion of stockholders’ equity attributable to Stewart and 28,019,626 shares of Common Stock outstanding. As of December 31, 2024, our book value per share was based on approximately $1.40 billion of stockholders’ equity attributable to Stewart and 27,763,691 shares of Common Stock outstanding.

Trading plans. During the quarter ended September 30, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements, as defined under Item 408(a) of Regulation S-K.

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

November 6, 2025
Date

Stewart Information Services Corporation
Registrant

By:	/s/ David C. Hisey
David C. Hisey, Chief Financial Officer and Treasurer