Form 10-K
period 2025-12-31
STEWART INFORMATION SERVICES CORP
filed 2026-02-27
CIK 94344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No ☑
The aggregate market value of the Common Stock (based upon the closing stock price of the Common Stock of Stewart Information Services Corporation, as reported by the NYSE on June 30, 2025) held by non-affiliates of the Registrant was approximately $1.8 billion.
On February 16, 2026, there were 30,419,415 outstanding shares of the Registrant's Common Stock.
Documents Incorporated by Reference
Portions of the definitive proxy statement (the Proxy Statement), in connection with the Registrant's 2026 Annual Meeting of Stockholders, are incorporated herein by reference in Part III of this document.

FORM 10-K ANNUAL REPORT
YEAR ENDED DECEMBER 31, 2025

As used in this report, “we,” “us,” “our,” the “Company” and “Stewart” mean Stewart Information Services Corporation and our subsidiaries, unless the context indicates otherwise.

PART I

Item 1. Business

Founded in 1893, Stewart Information Services Corporation (NYSE:STC) (Stewart) is a customer-focused, global title insurance and real estate services company offering products and services through our direct operations, network of approved agencies and other companies within the Stewart family. One of the largest global title insurance companies and underwriters in the industry, Stewart provides services to homebuyers and sellers, residential and commercial real estate professionals, mortgage lenders and servicers, title agencies, real estate attorneys and home builders. Stewart also provides credit and real estate data services, property preservation and field services, valuation management services, online notarization and closing services, search services, home and personal insurance services, tax-deferred exchanges, and technology services to streamline the real estate process. Stewart is headquartered in Houston, Texas and operates primarily throughout the United States (U.S.) and has regional offices in Australia, Canada and the United Kingdom.

Our companies are industry leaders in the spaces they operate in and while each is unique in service offerings, they all share a common belief in providing a high level of services through team focus and customer-centric mindset. For more information on various Stewart companies and brands, refer to our website, www.stewart.com/en/about-stewart/stewart-brands.html.

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

Title insurance policies. Lenders in the United States generally require title insurance as a condition to making a loan on real estate, including securitized lending, as this assures lenders of the priority of their lien position on the real estate property. Also, the purchasers of the real estate property want insurance to protect against claims that may arise against the title to the property. The face amount of the owner's policy is normally the purchase price in a purchase transaction, while the face amount of the lender's policy is the amount of the related loan when financing is involved in either a purchase or refinance transaction.

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

Factors affecting revenues. Title insurance revenues are closely related to the level of activity in the real estate markets we serve and the prices at which real estate sales are made. Real estate sales are directly affected by the availability and cost of money to finance purchases. Other factors include consumer confidence, demand by buyers, foreign currency exchange rates, supply chains, inventory and weather. In periods of low interest rates, loan refinancing transactions are also an important contributor to revenues. These factors may override the seasonal nature of the title business. Generally, our first quarter is the least active and our second and third quarters are the most active in terms of title insurance revenues. Refer to Item 7 - MD&A, Results of Operations - Industry Data for comparative information on home sales, mortgage interest rates and loan origination activity, and Critical Accounting Estimates - Factors Affecting Revenues for additional details on principal factors affecting revenues.

Customers. The primary sources of title insurance business are attorneys, builders, developers, home buyers and home sellers, lenders, mortgage brokers, and real estate brokers and agents. Titles insured include residential and various asset classes of commercial properties, including but not limited to, energy-related projects, data centers, multi-family, industrial, retail, office, hotel, undeveloped acreage, farms and ranches.

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

Market share. Title insurance statistics are compiled quarterly by the American Land Title Association (ALTA), the title industry’s national trade association. Based on 2025 statutory premiums written through the nine months ended September 30, 2025, Guaranty is one of the leading title insurers in the United States. Our largest competitors are Fidelity National Financial, Inc. (Fidelity National Financial) whose principal underwriters are Fidelity National Title Insurance Company and Chicago Title Insurance Company, First American Financial Corporation (First American) which includes First American Title Insurance Company, and Old Republic Title Insurance Group (Old Republic) which includes Old Republic National Title Insurance Company. We also compete with other title insurer companies, as well as abstractors, attorneys who issue title opinions and attorney-owned title insurance funds. A number of homebuilders, financial institutions, real estate brokers and others own or control title insurance agencies, some of which issue policies underwritten by Guaranty.

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

Real Estate Solutions Segment

The real estate solutions segment supports the real estate mortgage industry by primarily providing credit and real estate information services, property preservation and field services, valuation management services, online notarization and closing solutions, and search services. We provide these services through Informative Research, Equimine (which operates as PropStream), BatchLeads, BatchDialer, Mortgage Contracting Services, Stewart Valuation Intelligence, NotaryCam, Inc., and Signature Closers, LLC. These companies are integral to our goal of streamlining the real estate and loan transaction lifecycle through end-to-end, customer-focused and technology-based solutions.

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

General

Investment policies. Our investment portfolios primarily reside in Guaranty, our largest underwriter and domiciled in the U.S., and two of our other international regulated insurance underwriters. These underwriters maintain investments in accordance with certain statutory requirements for the funding of premium reserves and deposits, or, in the case of our international operations, for the maintenance of certain capital ratios required by regulators. The activities of the portfolios are overseen by investment committees comprised of certain senior executives. Their oversight includes such activities as policy setting, determining appropriate asset classes with different and distinct risk/return profiles so as to prudently diversify the portfolio, and approving and managing service vendors (investment managers and custodians). We also utilize the expertise of third-party investment advisors to maximize returns while managing risk. Our investment policies are designed to comply with regulatory requirements as applicable law imposes restrictions upon the types and amounts of investments that may be made by our regulated insurance subsidiaries. Further, our investment policies require that investments are managed with a view to balancing profitability, liquidity, and risks (such as interest rate risk, credit risk, currency rate risk and liquidity risk) and consideration of negative impacts to earnings per share and income taxes.

As of December 31, 2025, approximately 92% of our combined debt and equity securities investment portfolios consisted of fixed income securities. Also as of that date, approximately 96% of the fixed income investments are held in securities that are A-rated or higher, and substantially all of the fixed income portfolios are rated investment grade (percentages are based on the fair value of the securities). In addition to our debt and equity securities investment portfolios, we maintain certain money-market and other short-term investments. For more details on market risks related to our investment securities portfolio, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk.

Trademarks. We have developed and acquired numerous automated products and processes that are crucial to both our title and real estate solutions operations. These systems automate most facets of the real estate transaction. Among these trademarked products and processes are AgencySecure®, AIM+®, ASK Services®, BatchDialer®, BatchLeads®, Cloudvirga®, eTitleSearch®, NotaryCam®, PropertyInfo®, PropStream®, StewartNow®, Stewart Trusted Provider®, SureClose®, TitleSearch®, Valuation Intelligence®, and Virtual Underwriter®. We consider these trademarks, which can be renewed every ten years, to be important to our business.

Human capital resources. As of December 31, 2025, we employed approximately 7,800 people, with approximately 6,000 employees located in the U. S. and approximately 1,800 employees located internationally. We consider our relationship with our employees to be critical to both our operations and performance. We are committed to developing, retaining, and motivating our employees, and we do so in a variety of ways.

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

Our Culture Ambassadors, representing employees across the Company and the globe, partner with leadership to maintain focus on inclusion, and how it intersects with both wellness and community, continuing our commitment to providing an inclusive environment, both in the workplace and in our communities. Our Culture Ambassadors meet regularly to discuss critical topics, advise on important challenges our employees are facing and ensure we remain focused on supporting areas most important to our employees.

Learning and development
Stewart’s approach to talent development encourages continuous learning and professional development for all employees across the organization through transparency around job expectations, supported by deliberate goal setting, performance, coaching and feedback, which allows Stewart employees to take ownership of their careers and provides them with the resources needed to be successful in their current and future roles.

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

Engagement and recognition
In partnership with an outside firm, we continued our commitment to listening and acting on employee feedback. Our global employee engagement survey results have continued to guide our path forward in keeping employees engaged, feeling valued, ensuring Stewart is a place where our employees are proud to work, and strengthening our relationship with the communities we serve. Based on the survey feedback received from our employees, we were recognized in the USA Today Top Workplaces program as a 2025 Top Workplace and the recipient of four Culture Excellence Awards for innovation, leadership, purpose and values, and work-life flexibility. Additionally, Forbes recognized Stewart as one of America's Best Employers for Company Culture and one of America's Best Employers for Women in 2025.

Available information. We electronically file annual, quarterly and other reports and information with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934, as amended (Exchange Act). Our electronic filings can be accessed at the SEC's website at www.sec.gov. We also make available upon written request, free of charge, or through our website (stewart.com), our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Code of Ethics and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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

CEO and CFO certifications. The CEO and CFO certifications required under Section 302 of the Sarbanes-Oxley Act are filed as exhibits to our 2025 Form 10-K. During 2025, Stewart completed its annual CEO Certification under Section 303A.12(a) of the New York Stock Exchange (NYSE) Listed Company Manual.

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

Various initiatives and alternatives to traditional title insurance and settlement products and services are or may be introduced by real estate industry participants, including our competitors, lenders and investors, which may change the demand for our products and services, the manner our products and services are ordered or fulfilled, and the revenue or profitability derived from our products and services. Innovation initiatives include implementing advanced technologies, use of artificial intelligence (AI), processes and techniques to automate and streamline certain manual processes during title search, insurance policy issuance and real estate transaction settlement to improve the manner and timeliness of delivering products and services, increase efficiency, reduce costs, improve product and service quality and customer experience, and enhance risk management. The title insurance industry may experience increased competition and disruption from alternative title products and government initiatives. Title insurance waivers and alternatives to title insurance policies, such as an attorney opinion letter which may not provide the same level of protection as traditional title policies but may be a more cost-effective option, may become widely used and accepted which can affect the demand for our products and services.

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

We believe that our future success depends, in part, on our ability to anticipate changes in the industry and to offer products and services that meet evolving standards on a timely and cost-effective basis. To do so requires a flexible and secure technology architecture, such as title production systems, which can continuously comply with changing regulations, improve productivity, lower costs, reduce risk and enhance the customer experience. Further, the regulatory landscape surrounding the use of AI is rapidly evolving and remains uncertain, with potential for new laws, regulations or industry standards that could restrict the use of AI systems, impose compliance obligations, or result in enforcement actions or litigation. Our adoption of new technologies may be hindered by the development of industry-wide standards and an evolving legal and regulatory landscape. Inability to meet these requirements and any unanticipated downtime in our technology may have a material adverse effect on our earnings.

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

Our principal underwriter, Guaranty, issues a significant portion of its policies through independent title agents. There is no guarantee that these title agents will fulfill their contractual obligations to us as contemplated, although such contracts include limitations that are designed to limit our risk with respect to their activities. In addition, regulators are increasingly seeking to hold title companies responsible for the actions of these title agents and, under certain circumstances, the Company may be held liable directly to third parties for actions (including defalcations) or omissions of these agents. Case law in certain states also suggests that the Company is liable for the actions or omissions of its agents in those states, regardless of contractual limitations. As a result, the Company’s use of title agents could result in increased claims on the Company’s policies issued through agents and an increase in other costs and expenses.

Competition in the title insurance industry may affect our revenues.

Competition in the title insurance industry is intense, particularly with respect to price, service and expertise. Larger commercial customers and mortgage originators also look to the size and financial strength of a title insurer. Although we are one of the leading title insurance underwriters based on market share, Fidelity National Financial, First American and Old Republic each has substantially greater gross revenues than we do and their holding companies have significantly greater capital. Further, other title insurance companies, collectively, hold a considerable share of the market. Although we are not aware of any current initiatives to reduce regulatory barriers to entering our industry, any such reduction could result in new competitors, including financial services firms or institutions, entering the title insurance business. From time-to-time, new entrants enter the marketplace with alternative products to traditional title insurance, although many of these alternative products have been disallowed by title insurance regulators. Further, advances in technologies, including technology such as AI and machine learning, could, over time, significantly disrupt the traditional business model of financial services and real estate-related companies, including title insurance. These alternative products or disruptive technologies, if permitted by regulators, could have a material adverse effect on our revenues and earnings.

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

Errors and fraud relating to fund transfers may adversely affect us.

The Company relies on its systems, employees and banks to transfer its own funds and the funds of third parties. These transfers are susceptible to user input error, fraud, system interruptions and other similar errors that, from time to time, result in lost funds or delayed transactions. Our email and computer systems, and systems used by other parties involved in a transaction have been subject to and are likely to continue to be the target of fraudulent attacks, including attempts to cause us or the other parties to improperly transfer funds. Funds transferred to a fraudulent recipient are often not recoverable and in certain instances, we may be liable for those unrecovered funds. Our controls and procedures in place to prevent transfer errors and fraud may prove inadequate and may result in financial losses, harm to our reputation, loss of customers or other adverse consequences which could be material to Stewart.

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

Failure to attract, develop, and retain qualified personnel could adversely affect our business.

Our success depends, in part, on our ability to attract, develop and retain experienced and skilled personnel. The market for individuals with the requisite skills and experience is highly competitive. The loss of key employees or an inability to attract qualified new personnel in a timely manner could adversely affect our business, financial condition and results of operations.

Climate change and extreme weather events could adversely affect our operations and financial performance.

Our operations and financial performance could be adversely impacted by climate change and extreme weather events, especially if these occurrences negatively impact the overall real estate market and the broader economy. With respect to our investment portfolio, both individual corporate securities, as well as securities issued by municipalities could also see their value affected by such events. Given the unpredictable and uncertain nature of climate change and weather with respect to size, severity, frequency, geography, and duration, we are unable to quantify the true impact these events would have on our business and operations. As part of our emergency response management, we have an enterprise-wide business continuity program and disaster recovery plan to ensure continued operations of critical services in the event of a disruption to regular operations. Also, as a result of the growing importance that climate change has on both the Company’s operations as well as society in general, Stewart is committed to caring for the health of the global environment. The Company will also continue to update investors on the progress it is making to positively contribute to environmental preservation. Environmental-related documents can be found in the Investor Relations - Governance section of the Company's website.

Widespread health crises could adversely impact our business operations.

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

Ratings are a significant component in determining the competitiveness of insurance companies with respect to commercial title policies. Guaranty, our principal underwriter, has historically been highly rated by the rating agencies that cover us. These ratings are not credit ratings. Instead, the ratings are based on quantitative, and in some cases qualitative, information and reflect the conclusions of the rating agencies with respect to our financial strength, results of operations and ability to pay policyholder claims. Our ratings are subject to continual review by the rating agencies, and we cannot be assured that our current ratings will be maintained. If our ratings are downgraded from current levels by the rating agencies, our ability to retain existing customers and develop new customer relationships may be negatively impacted, which could result in a material adverse impact on our consolidated financial condition or results of operations.

Our insurance subsidiaries must comply with extensive government regulations. These regulations and the enforcement environment could adversely affect our ability to increase our revenues and operating results.

The Consumer Financial Protection Bureau (CFPB) is charged with protecting consumers by enforcing federal consumer protection laws and regulations. The CFPB is an independent agency and funded by the United States Federal Reserve System. Its jurisdiction includes banks, credit unions, securities firms, payday lenders, mortgage servicing operations, foreclosure relief services, debt collectors and other financial companies. The nature and extent of these regulations include, but are not limited to: conducting rule-making, supervision, and enforcement of federal consumer protection laws; restricting unfair, deceptive, or abusive acts or practices; marshalling consumer complaints; promoting financial education; researching consumer behavior; monitoring financial markets for new risks to consumers; and enforcing laws that outlaw discrimination and other unfair treatment in consumer finance. The current leadership of the CFPB has begun to rescind or revise many regulations, as well as to narrow its enforcement and supervision. We cannot currently predict the nature and timing of future developments that may potentially impact CFPB rules, proposals, enforcement and supervision.

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

We are a holding company and we receive dividends from our insurance subsidiaries and unregulated subsidiaries to pay our parent company's operating expenses, debt service obligations and dividends to our common stockholders. While we may have adequate cash available in our parent company and unregulated subsidiaries to fund these obligations, we may depend on dividends from our insurance underwriting subsidiaries to meet cash requirements for acquisitions and other strategic investments. In regard to our insurance subsidiaries, the insurance statutes and regulations of some jurisdictions require us to maintain a minimum amount of statutory capital and restrict the amount of dividends that our insurance subsidiaries may pay to us. Refer to Note 3 to our audited consolidated financial statements and Item 7 - MD&A - Liquidity and Capital Resources for details on statutory surplus and dividend restrictions.

Financial Risk Factors

Availability and cost of credit may reduce our liquidity and negatively impact our ability to fund operations.

We expect that cash flows from operations and cash available from our underwriters, subject to regulatory restrictions, will be sufficient to fund our operations, pay our claims and fund operational initiatives. To the extent that these funds are not sufficient, we may be required to borrow funds on less than favorable terms or seek funding from the equity market, which may be on terms that are dilutive to existing stockholders. Increases in interest rates also increase the costs associated with borrowing on our floating rate line of credit facility. Refer to Note 9 to our audited consolidated financial statements for details on our existing line of credit facility.

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

We deposit substantial fiduciary funds, which are third-party funds, and operating funds in many financial institutions in excess of insured deposit limits. In relation to fiduciary funds, we perform appropriate account titling and management which leaves the majority of accounts within insured limits. Those above the limits, which typically relate to large residential or commercial settlement transactions, are generally placed in well-capitalized financial institutions. In the event that one or more of these financial institutions fail, there is no guarantee that we could recover the deposited funds in excess of federal deposit insurance, and, as such, we could be held liable for the funds owned by or owed to third parties. Under these circumstances, our liability could have a material adverse effect on our results of operations or financial condition.

Risks Related to Our Common Stock

The price of our Common Stock historically has been volatile, which may affect the price at which our investors can sell their common stock.

The market price for our Common Stock varied in the year ended December 31, 2025, between a high price of $78.61 on November 25, 2025 and a low price of $56.39 on July 16, 2025. This volatility may affect the price at which investors in our Common Stock can sell their common stock. Our stock price may continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors, including those discussed herein; variations in our quarterly operating results from our expectations or those of securities analysts or investors; downward revisions in securities analysts’ estimates; and announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments.

Anti-takeover provisions in our charter and bylaws and Delaware law may delay or prevent an acquisition of our Company.

Our restated certificate of incorporation, bylaws and Delaware law contain provisions that may have the effect of delaying or preventing a change in control of us or changes in our management. Our restated certificate of incorporation and bylaws include provisions that:
•allow our board of directors to use, under certain circumstances, preferred stock as a method of discouraging, delaying or preventing a change of control of Stewart (by means of a merger, tender offer, proxy contest or otherwise);
•require a stockholder to submit written notice of any director nomination to our Corporate Secretary not less than ninety (90) days nor more than one-hundred and twenty (120) days prior to the anniversary of the immediately preceding annual meeting;
•allow our board of directors to adopt, amend or repeal our bylaws, subject to limitations under Delaware law;
•authorize additional common stock at such times, under such circumstances and with such terms and conditions as may impede a change in control of Stewart; and
•require that special meetings of stockholders be called only by the Chairman of our board of directors, Chief Executive Officer, board of directors, or at the request in writing of stockholders owning twenty-five percent (25%) or more of the entire capital stock of Stewart issued and outstanding and entitled to vote.

These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our management.

In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which limits the ability of stockholders owning in excess of 15% of our outstanding voting stock to merge or combine with us in certain circumstances.

Any provision of our amended and restated certificate of incorporation or amended and restated bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our Common Stock, and could also affect the price that some investors are willing to pay for our Common Stock.

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

Vendor risk management is an essential part of Stewart’s Enterprise Governance Risk and Compliance (GRC) program. Critical vendors, which include vendors that have access to personal information, are assessed and measured against standard security frameworks. Critical vendors are monitored for performance and compliance, and vendor security requirements are well defined and included with all master service agreements and contracts.

Incident response
In the event of a material breach or an information technology disruption, management has an incident response team in place to take immediate action, work with local and national law enforcement, and notify the appropriate regulators, our Board of Directors and impacted parties. In addition, we would work with our Disclosure Committee to disclose the scope, timing and effect of the breach or disruption through an appropriate Form 8-K filing, without providing information that could affect any law enforcement investigation.

Cybersecurity governance and board oversight
The Board is responsible for overseeing management’s assessment of significant risks facing Stewart. The Board approves management’s strategy to manage these risks and monitors management’s performance in implementing the strategy. Through February 25, 2026, the Board’s oversight of cybersecurity risks occurred at both the full Board level and at the Board committee level through the Audit Committee. Beginning February 26, 2026, the Board's oversight of cybersecurity risk will occur both at the full Board level and at the Board committee level through the Cybersecurity and Operations Technology Risk Committee.

The Board receives, at each regularly scheduled meeting, a risk report which includes an updated cybersecurity risk exposure assessment, a summary of existing cybersecurity controls and risk mitigations, and further planned controls and risk mitigation activities.

Through the first quarter 2026, our Chief Information Security Officer (CISO) has reported quarterly to the Audit Committee concerning Stewart’s cybersecurity program, operations, and other ad hoc updates. Beginning in the second quarter 2026, our CISO will report quarterly to the Cybersecurity and Operations Technology Risk Committee concerning those same matters. On a regular basis, management conducts a third-party assessment of Stewart's cybersecurity controls, the results of which were reported to the Audit Committee in 2025 and beginning in 2026, will be reported to the Cybersecurity and Operations Technology Risk Committee. Beginning in 2026, the Cybersecurity and Operations Technology Risk Committee will annually prepare and provide the Audit Committee with a report regarding material cybersecurity risks, including any cybersecurity incidents, compliance matters, or legal or regulatory issues that could reasonably be expected to impact the Company’s consolidated financial statements, disclosures or overall risk profile.

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

Management uses third party consultants, as necessary, to assist in assessing, identifying and managing risks from cybersecurity threats. Annually, senior management participates in tabletop exercises to assess its readiness responding to cybersecurity incidents. Our cybersecurity team routinely challenges our employees and tests the effectiveness of existing controls.

Risk from cybersecurity threats
While Stewart regularly defends against, responds to and mitigates risks from IT systems and software vulnerabilities, broader cybersecurity threats and data security incidents, as of the date of this report, Stewart has not identified any cybersecurity threats that have materially affected or are reasonably anticipated to have a material effect on the organization, however, there can be no guarantee that we will not experience such an incident in the future. Stewart experienced no known material cyber breaches during the three-year period ending December 31, 2025. For additional information concerning Stewart’s risks related to cybersecurity, see Item 1A. Risk Factors.

Item 2. Properties

We currently lease under a non-cancelable operating lease that expires in 2036, approximately 110,000 square feet of space in an office building in Houston, Texas, which is used for our corporate offices and for offices of several of our subsidiaries. We also lease space at approximately 440 locations for business operations, administrative and technology centers. These additional locations include significant leased facilities in Arizona (Phoenix and Scottsdale), New York (New York City), Illinois (Chicago), California (Glendale and Roseville), Texas (San Antonio), Nevada (Las Vegas), Virginia (Fairfax) and Colorado (Denver).

Our current leases expire through 2036 and we believe we will not have any difficulty obtaining renewals of leases as they expire or, alternatively, leasing comparable properties. The aggregate rent expense under all office leases was approximately $44.7 million in 2025.

We also own office buildings in Arizona, Texas, New Mexico, California, Florida and the United Kingdom. These owned properties are not material to our consolidated financial condition. We consider all buildings and equipment that we own or lease to be well maintained, adequately insured and generally sufficient for our purposes.

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

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market and Holders Information. Our Common Stock is listed on the NYSE under the symbol “STC”. As of February 16, 2026, the number of stockholders of record was approximately 4,300 and the closing price of one share of our Common Stock was $69.39.

Stock Performance Graph. The following table and graph compares the yearly percentage change in our cumulative total stockholder return on Common Stock with the cumulative total return of the Russell 2000 Index and the Russell 2000 Financial Services Sector Index for the five years ended December 31, 2025. The presented information assumes that the value of the investment in our Common Stock and each index was $100 at December 31, 2020 and that all dividends were reinvested.

	2020	2021	2022	2023	2024	2025
Stewart	100.00	168.54	93.49	133.89	158.33	169.71
Russell 2000 Index	100.00	114.78	131.74	104.79	122.48	136.60
Russell 2000 Financial Services Sector Index	100.00	129.77	109.54	123.02	143.38	154.57

The performance graph above and the related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Exchange Act, as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

Dividend Policy. Our current dividend policy anticipates the payment of quarterly dividends in the future. The declaration and payment of dividends will be at the discretion of our Board of Directors and will be dependent upon our future earnings, financial condition, capital requirements and restrictions under our credit agreements, and will also be subject to certain regulatory restrictions on the ability of Guaranty to distribute dividends to its parent company. Refer to Liquidity and Capital Resources.

Stock Repurchases. There were no stock repurchases during 2025, except for repurchases of approximately 55,900 shares (aggregate purchase price of approximately $3.9 million) related to statutory income tax withholding on the annual vesting of employee restricted share grants.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)
MANAGEMENT'S OVERVIEW

Net income attributable to Stewart for 2025 was $115.5 million, or $4.05 per diluted share, compared to $73.3 million, or $2.61 per diluted share, in 2024. Pretax income before noncontrolling interests in 2025 was $165.6     million (5.7% pretax margin) compared to $114.3 million (4.6% pretax margin) in 2024. During 2025, total operating revenues increased 18% to $2.86 billion compared to $2.42 billion in 2024, while total expenses increased 16% to $2.76 billion, compared to $2.38 billion in 2024, primarily driven by higher revenues in the title and real estate solutions services operations. Refer to "Results of Operations" for detailed year-to-year income statement discussions, and "Liquidity and Capital Resources" for an analysis of Stewart's financial condition.

For the fourth quarter 2025, we reported net income attributable to Stewart of $36.3 million ($1.25 per diluted share), compared to net income attributable to Stewart of $22.7 million ($0.80 per diluted share) for the fourth quarter 2024. Fourth quarter 2025 pretax income before noncontrolling interests was $51.7 million (6.5% pretax margin) compared to pretax income before noncontrolling interests of $35.4 million (5.3% pretax margin) for the prior year quarter.

Fourth quarter 2025 results included $3.8 million of pretax net realized and unrealized losses, primarily recorded in the title segment, while the fourth quarter 2024 results included $1.7 million of pretax net realized and unrealized gains, comprised of $2.8 million net gains in the title segment and $1.1 million net losses in the corporate segment.

During the fourth quarter 2025, we completed the largest acquisition in Stewart history by acquiring Mortgage Contracting Services (MCS), an industry leader in providing property preservation and field services to mortgage servicers. This acquisition broadens Stewart's servicer customer base and expands our full suite of lender services. MCS is included in our real estate solutions segment. Refer to Note 8 to our audited consolidated financial statements for details.

Title segment. Summary results of the title segment are as follows (in $ millions, except pretax margin and % change):

	For the Three Months Ended December 31,
	2025	2024	% Change

Operating revenues	668.4	562.7	19%
Investment income	14.0	14.5	(3)%
Net realized and unrealized (losses) gains	(3.7)	2.8	(236)%
Pretax income	58.0	45.2	28%
Pretax margin	8.5%	7.8%

Segment operating revenues in the fourth quarter 2025 increased $105.7 million, or 19%, driven by strong performances by our direct and agency title operations with operating revenue growth of 18% and 20%, respectively, compared to the fourth quarter 2024. Segment total operating expenses increased $85.9 million, or 16%, compared to the fourth quarter 2024 driven by the $43.9 million, or 19%, higher agency retention expenses and $40.3 million, or 15%, increased combined employee costs and other operating expenses, consistent with the title revenue growth. As a percentage of operating revenues, total title segment employee costs and other operating expenses improved to 47.0% in the fourth quarter 2025 compared to 48.7% in the prior year quarter, primarily due to increased title operating revenues.

Title loss expense in the fourth quarter 2025 increased $2.3 million, or 11%, compared to the fourth quarter 2024, primarily driven by higher title revenues. As a percentage of title operating revenues, title loss expense improved to 3.4% in the fourth quarter 2025 compared to 3.7% in the prior year quarter, primarily as a result of our continued overall favorable claims experience.

Direct title revenue information is presented below (in $ millions, except % change):

	For the Three Months Ended December 31,
	2025	2024	% Change
Non-commercial
Domestic	180.2	162.5	11%
International	31.0	25.9	20%
	211.2	188.4	12%
Commercial:
Domestic	116.1	84.1	38%
International	7.5	11.1	(32)%
	123.6	95.2	30%
Total direct title revenues	334.8	283.6	18%

Domestic commercial revenues in the fourth quarter 2025 improved by $32.0 million, or 38%, primarily driven by increased sizes of commercial closed transactions, principally related to data center and energy asset classes, while domestic non-commercial revenues increased $17.7 million, or 11%, primarily driven by higher combined purchase and refinancing closed transactions and increased average fee per file compared to the prior year quarter. Fourth quarter 2025 average domestic commercial fee per file was $27,300, or 39% higher compared to $19,600 in the fourth quarter 2024, while average domestic residential fee per file improved 13% to $3,300, compared to $2,900 in the fourth quarter 2024. Total international revenues in the fourth quarter 2025 increased by $1.5 million, or 4%, primarily due to higher residential transaction volumes compared to the prior year quarter.

Real estate solutions segment. Summary results of the real estate solutions segment are as follows (in $ millions, except pretax margin and % change):

	For the Three Months Ended December 31,
	2025	2024	% Change

Operating revenues	111.9	87.0	29%
Pretax income	3.9	0.9	317%
Pretax margin	3.5%	1.1%

The segment’s fourth quarter 2025 operating revenues improved $24.9 million, or 29%, primarily driven by our credit information services business. Combined employee costs and other operating expenses in the fourth quarter 2025 increased $21.6 million, or 27%, primarily due to increased costs of services related to revenue growth. The segment's pretax income included acquisition intangible asset amortization expenses of $5.6 million and $5.5 million in the fourth quarters 2025 and 2024, respectively.

Corporate segment. The segment's net expenses for the fourth quarter 2025 slightly increased to $10.1 million, compared to $9.7 million in the fourth quarter 2024, primarily due to higher interest expense on increased debt balances. The segment recorded a $1.1 million realized loss related to an investment impairment during the fourth quarter 2024.

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

Title loss reserves
Provisions for title losses, as a percentage of title operating revenues, were 3.4%, 3.9% and 4.1% for the years ended December 31, 2025, 2024 and 2023, respectively. Actual loss payment experience, including the impact of large losses, is the primary reason for increases or decreases in our title loss provision. A 100 basis point change in the loss provisioning percentage, a reasonable scenario based on our historical loss experience, would have increased or decreased our provision for title losses, and affected pretax income by approximately $24.2 million for the year ended December 31, 2025.

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

	2025	2024	2023
	(in $ millions)
Provisions – Known Claims:
Current year	30.5	15.3	16.9
Prior policy years	64.2	66.8	70.4
	94.7	82.1	87.3
Provisions – IBNR
Current year	48.5	56.1	49.9
Prior policy years	2.7	9.0	13.5
	51.2	65.1	63.4
Transferred IBNR to Known Claims	(64.2)	(66.8)	(70.4)
Total provisions	81.7	80.4	80.3

In 2025, total provisions for known claims increased $12.6 million, or 15%, compared to 2024 as a result of the timing of claims reported and changes to large and non-large claims related to both current and prior policy years. Total provisions - IBNR in 2025 decreased $13.9 million, or 21%, compared to the prior year primarily due to our overall favorable claims experience. In 2024, total known provision claims decreased $5.2 million, or 6%, compared to 2023, primarily as a result of changes to existing large and non-large claims related to prior policy years, while total provisions - IBNR increased $1.7 million, or 2.7%, primarily due to increased title premiums in 2024. As a percentage of title operating revenues, current year provisions - IBNR were 2.0%, 2.7% and 2.6% in 2025, 2024 and 2023, respectively.

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

Large title losses due to independent agency defalcations typically occur when the independent agency misappropriates funds from escrow accounts under its control. Such losses are usually discovered when the independent agency fails to pay off an outstanding mortgage loan at closing (or immediately thereafter) from the proceeds of the new loan. These incurred losses are typically more severe in terms of dollar value compared with traditional title policy claims since the independent agency is often able, over time, to conceal misappropriations of escrow funds relating to more than one transaction through the constant volume of funds moving through its escrow accounts. In declining real estate markets, lower transaction volumes result in a lower incoming volume of funds, making it more difficult to cover up the misappropriations with incoming funds. Thus, when the defalcation is discovered, it often relates to several transactions. In addition, the overall decline in an independent agency’s revenues, profits and cash flows increases the agency’s incentive to improperly utilize the escrow funds from real estate transactions. For each of the three years ended December 31, 2025, our net title losses due to independent agency defalcations were not material.

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

For our annual goodwill impairment test for all our reporting units, we utilized the quantitative approach during 2025 and 2024 and concluded that there is no impairment of goodwill for any of our reporting units.

RESULTS OF OPERATIONS

We discuss in this section the consolidated results of operations for the years 2025 and 2024, as compared to each corresponding prior year. Factors contributing to fluctuations in our results of operations are presented in the order of their monetary significance, and significant changes are quantified, when necessary. Segment results are included in the discussions and are discussed separately, when relevant.

Industry data. Published U.S. mortgage interest rates and other selected residential housing data for the three years ended December 31, 2025 are shown below (amounts shown for 2025 are preliminary and subject to revision). The amounts below may not relate directly to or provide accurate data for forecasting our operating revenues or order counts. Our statements on home sales, mortgage interest rates and loan origination activity are based on averaged published industry data as of December 31, 2025 from sources including Fannie Mae and the Mortgage Bankers Association (MBA), when available.

	2025	2024	2023
Mortgage interest rates (30-year, fixed-rate) – %
Averages for the year	6.60	6.72	6.80
First quarter	6.82	6.75	6.36
Second quarter	6.79	6.99	6.49
Third quarter	6.55	6.51	7.04
Fourth quarter	6.23	6.65	7.29
Mortgage originations – $ billions	1,988	1,685	1,554
Refinancings – % of originations	31	22	18
Existing home sales – in millions	4.08	4.07	4.10
Existing home median sales price – in $ thousands	421	411	388
New home sales – in millions	0.68	0.69	0.67
New home median sales price – in $ thousands	452	448	427

In 2025, the average 30-year mortgage interest rate reached its lowest level in three years, influenced by several interest rate reductions by the federal government which started in late 2024. The average 30-year mortgage interest rate was 6.15% at the end of 2025, compared to 6.85% at the end of 2024 and a 23-year high of 7.79% during the fourth quarter 2023. Total loan dollar originations in 2025 improved 18% compared to 2024, primarily due to a 67% increase in refinancing transactions, with purchase lending volume improving by 4%. However, 2025 existing home sales remained flat to 2024, primarily as a result of the relatively elevated interest rates, tight inventory levels and affordability challenges caused by rising home prices. However, we are encouraged that existing home sales in December 2025 improved 5% (seasonally-adjusted) compared to November 2025, which was the strongest result in nearly three years, according to the National Association of Realtors (NAR).

For 2026, Fannie Mae and MBA expect existing homes sales to improve 7%, with the median existing home price remaining essentially unchanged. The average 30-year mortgage interest rate is forecast to improve to 6.2% in 2026 compared to 6.6% in 2025, and further decline to 6.1% in 2027. Total mortgage originations are expected to improve 15% in 2026, with refinancing and purchase transactions increasing 31% and 7%, respectively, while new homes sales are expected to improve 5% compared to 2025.

Factors affecting revenues. Our primary business is title insurance and settlement-related services. We close transactions and issue title policies on homes, commercial and other real properties located across the U.S. and international markets through policy-issuing offices, agencies and centralized title services centers. Our real estate solutions operations include credit and real estate information services, property preservation and field services, valuation management services, online notarization and closing services, and search services. The corporate segment includes our parent holding company and centralized support services departments. Refer to Item 1. Business for details.

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

Title revenues. Direct title revenue information is presented below:

	Year Ended December 31			Change		Percent Change
	2025	2024	2023	2025 vs 2024	2024 vs 2023	2025 vs 2024	2024 vs 2023
	(in $ millions)			(in $ millions)
Non-commercial
Domestic	671.3	636.1	656.3	35.2	(20.2)	6%	(3)%
International	115.0	102.2	98.1	12.8	4.1	13%	4%
	786.3	738.3	754.4	48.0	(16.1)	7%	(2)%
Commercial:
Domestic	339.2	251.5	182.2	87.7	69.3	35%	38%
International	32.0	30.6	26.1	1.4	4.5	5%	17%
	371.2	282.1	208.3	89.1	73.8	32%	35%
Total direct title revenues	1,157.5	1,020.4	962.7	137.1	57.7	13%	6%

Direct title revenues improved 13% in 2025 compared to 2024, primarily due to growth in both commercial and non-commercial domestic revenues. Domestic commercial revenues in 2025 increased 35% compared to the prior year, driven by increased sizes and volume of commercial transactions, primarily related to data center, energy, retail and mixed-use asset classes. Total non-commercial domestic revenues in 2025 increased 6% compared to 2024, primarily as a result of higher combined purchase and refinancing closed transactions and increased average fee per file. Domestic commercial transactions closed improved 13%, while combined purchase and refinancing orders increased 1% in 2025 compared to 2024. Average domestic commercial fee per file in 2025 improved 18% to $19,300, compared to $16,300 in 2024, while average residential fee per file in 2025 improved 6% to $3,200, compared to $3,000 in the prior year. Total international revenues in 2025 improved $14.2 million, 11%, primarily due to overall higher transaction volumes compared to 2024.

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

Closed and opened orders information is as follows:

	Year Ended December 31			Change		% Change
	2025	2024	2023	2025 vs 2024	2024 vs 2023	2025 vs 2024	2024 vs 2023
Opened Orders:
Commercial	17,870	15,167	14,203	2,703	964	18%	7%
Purchase	189,503	191,938	202,947	(2,435)	(11,009)	(1)%	(5)%
Refinance	81,548	71,274	64,418	10,274	6,856	14%	11%
Other	40,598	44,449	27,328	(3,851)	17,121	(9)%	63%
Total	329,519	322,828	308,896	6,691	13,932	2%	5%

	Year Ended December 31			Change		% Change
	2025	2024	2023	2025 vs 2024	2024 vs 2023	2025 vs 2024	2024 vs 2023
Closed Orders:
Commercial	17,538	15,452	14,971	2,086	481	13%	3%
Purchase	130,720	135,471	147,528	(4,751)	(12,057)	(4)%	(8)%
Refinance	50,348	43,252	40,151	7,096	3,101	16%	8%
Other	31,529	34,577	17,612	(3,048)	16,965	(9)%	96%
Total	230,135	228,752	220,262	1,383	8,490	1%	4%

Gross revenues from independent agency operations (agency revenues) in 2025 improved $219.4 million, or 21%, compared to 2024, primarily driven by improved volumes in key agency states and commercial transactions. Gross agency revenues increased $57.2 million, or 6%, in 2024 compared to 2023, which was consistent with the performance of our direct title operations and trends of the overall real estate market during 2024. Net agency revenues (which are net of agency retention) increased $36.5 million (21%) and $5.9 million (3%) in 2025 and 2024, respectively, primarily consistent with the gross agency revenues trend. Refer further to the "Retention by agencies" discussion under Expenses below.

Title revenues by geographic location. The approximate amounts and percentages of consolidated title operating revenues for the last three years ended December 31, 2025 were as follows (amounts and percentages are rounded and may not foot as presented):

	Year Ended December 31			Percentages
	2025	2024	2023	2025	2024	2023
	(in $ millions)
Texas	365	315	305	15%	16%	16%
New York	252	206	195	11%	10%	10%
International	152	141	131	6%	7%	7%
Ohio	143	123	96	6%	6%	5%
California	115	93	89	5%	5%	5%
Florida	113	85	85	5%	4%	4%
Michigan	98	81	75	4%	4%	4%
All others	1,182	1,020	973	48%	48%	49%
	2,420	2,064	1,949	100%	100%	100%

Real estate solutions revenues. Real estate solutions revenues are primarily comprised of revenues generated by our real estate solutions operations. These revenues increased $79.7 million, or 22%, in 2025 and increased $95.0 million, or 36%, in 2024, compared to corresponding prior periods, primarily due to increased revenues from our credit information and valuation management services businesses.

Investment income. Investment income improved $2.4 million, or 4%, in 2025 compared to 2024, primarily due to the higher interest income generated from increased cash, short-term investments and notes receivable balances in 2025. Investment income in 2024 increased $10.2 million, or 23%, compared to 2023, primarily due to higher interest income resulting from earned interest from eligible escrow balances which started mid-2023. Refer to Note 6 to our audited consolidated financial statements for additional details.

Net realized and unrealized gains. Refer to Note 6 to our audited consolidated financial statements for details.

Expenses. Our employee costs and certain other operating expenses are sensitive to inflation. An analysis of expenses is shown below:

	Year Ended December 31			Change*		% Change
	2025	2024	2023	2025 vs 2024	2024 vs 2023	2025 vs 2024	2024 vs 2023
	(in $ millions)			(in $ millions)
Amounts retained by independent agencies	1,047.7	864.8	813.5	182.9	51.3	21%	6%
As a % of agency revenues	83.0%	82.9%	82.5%
Employee costs	830.6	745.4	712.8	85.2	32.6	11%	5%
As a % of operating revenues	29.1%	30.8%	32.2%
Other operating expenses	714.6	604.0	507.7	110.7	96.3	18%	19%
As a % of operating revenues	25.0%	24.9%	22.9%
Title losses and related claims	81.7	80.4	80.3	1.3	0.1	2%	—%
As a % of title revenues	3.4%	3.9%	4.1%
*Amounts change may not add due to rounding.

Retention by agencies. Amounts retained by title agencies are based on agreements between agencies and our title underwriters. Amounts retained by independent agencies, as a percentage of revenues generated by them, averaged 83.0%, 82.9% and 82.5% during each of the three years ended December 31, 2025. The average retention rates during 2025 and 2024 were slightly elevated compared to 2023, primarily as a result of revenue growth from states with relatively higher retention rates in 2025 and 2024. The average retention percentage may vary from period to period due to the geographical mix of agency operations, the volume of title revenues and, in some states, laws or regulations. Due to the variety of such laws or regulations, as well as competitive factors, the average retention rate can differ significantly from state to state. In addition, a high proportion of our independent agencies are in states with retention rates greater than 80%. We continue to focus on increasing profit margins in every state, increasing premium revenue in states where remittance rates are higher, and maintaining the quality of our agency network, which we believe to be the industry’s best, in order to mitigate claims risk and drive consistent future performance. While market share is important in our agency operations channel, it is not as important as margins, risk mitigation and profitability.

Selected cost ratios (by selected segment). The following table shows employee costs and other operating expenses as a percentage of operating revenues for each of the title and real estate solutions segments for the years ended December 31:

	Employee Costs			Other Operating Expenses
	2025	2024	2023	2025	2024	2023
Title	31.2%	32.8%	33.3%	15.8%	16.5%	16.4%
Real estate solutions	14.3%	15.2%	18.7%	74.8%	72.2%	68.2%

Employee costs. Consolidated employee costs increased $85.2 million, or 11%, in 2025 compared to 2024, and increased $32.6 million, or 5%, in 2024 compared to 2023, primarily driven by higher salaries and employee benefits expenses related to a higher average employee count, and increased incentive compensation consistent with overall improved results during 2025 and 2024. Our total employee counts at December 31, 2025, 2024 and 2023 were approximately 7,800, 7,000 and 6,800 respectively. Average cost per employee for 2025 and 2024 increased 4% and 6%, respectively, compared to corresponding prior periods, primarily driven by higher incentive compensation and benefits expenses.

Employee costs for the title segment increased $77.0 million, or 11%, in 2025 and increased $28.5 million, or 4%, in 2024, primarily driven by higher average employee counts and increased incentive compensation compared to corresponding prior periods. Employee costs for the real estate solutions segments increased $7.9 million, or 14%, in 2025 and increased $5.3 million, or 11%, in 2024, primarily due to higher average employee counts compared to corresponding prior periods.

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

Consolidated other operating expenses in 2025 and 2024 increased $110.7 million (18%) and $96.3 million (19%), respectively, primarily driven by higher real estate solutions service expenses and increased title outside search and premium tax expenses resulting from revenue growth compared to corresponding prior periods. Total other operating expenses, as a percentage of total operating revenues (other operating expenses ratio), were 25.0%, 24.9% and 22.9% during 2025, 2024 and 2023, respectively, with the higher ratios in 2025 and 2024 primarily driven by the increased size of our real estate solutions operations, which typically have higher other operating expenses.

During 2025, total variable costs increased $92.8 million, or 25%, primarily driven by higher service and appraiser expenses, and title outside search expenses resulting from improved revenues from real estate solutions and commercial services, respectively, compared to 2024. Costs that are primarily fixed in nature increased $4.4 million, or 2%, in 2025, primarily as a result of increased technology costs, while independent costs increased $13.5 million, or 25%, in 2025, primarily due to increased business promotion, marketing, and travel costs and file clean-up expenses.

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

Title losses. Provisions for title losses, as a percentage of title operating revenues, were 3.4%, 3.9% and 4.1% in 2025, 2024 and 2023, respectively. The title loss ratio in any given year can be significantly influenced by changes in new large claims incurred, escrow losses and adjustments to reserves for existing large claims. We continue to manage and resolve large claims prudently and in keeping with our commitments to our policyholders.

Title losses in 2025 slightly increased (2%) compared to 2024, while title losses in 2024 were comparable to 2023, which were both primarily driven by our continued overall favorable claims experience in 2025 and 2024, which reduced the effect of increased title premiums in 2025 and 2024 compared to corresponding prior periods. Total claims payments in 2025 were $76.6 million, which was 10% lower compared to 2024, primarily due to lower payments on large claims related to prior year policies. Total claims payments in 2024 were $85.4 million, which was 18% lower compared to 2023, primarily due to decreased payments for both large and non-large claims related to prior policy years. Claims payments made on large title claims (net of recoveries) during 2025, 2024 and 2023 were $6.3 million, $14.9 million and $26.3 million, respectively.

Our liability for estimated title losses as of December 31, 2025 and 2024 comprises both known claims and our IBNR. Known claims reserves are reserves related to actual losses reported to us. Our reserve for known claims comprises both claims related to title insurance policies as well as losses arising from escrow closing and funding operations due to fraud or error (which are recognized as expense when discovered). The amount of the reserve represents the aggregate, non-discounted future payments (net of recoveries) that we expect to incur on policy and escrow losses and in costs to settle claims.

Total title policy loss reserve balances at December 31 were as follows:

	2025	2024
	(in $ millions)
Known claims	84.8	66.9
IBNR	439.7	444.6
Total estimated title losses	524.5	511.5

The actual timing of estimated title loss payments may vary since claims, by their nature, are complex and paid over long periods of time. Based on historical payment patterns, approximately 85% of the outstanding loss reserves are paid out within eight years. As a result, the estimate of the ultimate amount to be paid on any claim may be modified over that time period. Due to the inherent uncertainty in predicting future title policy losses, significant judgment is required by both our management and our third party actuaries in estimating reserves. As a consequence, our ultimate liability may be materially greater or less than current reserves and/or our third party actuary’s calculated estimates. As of December 31, 2025 and 2024, our reserve balance was above the actuarial midpoint of total estimated policy loss reserves. Refer to Note 10 (Estimated title losses) to our audited consolidated financial statements for details.

Depreciation and amortization. Total depreciation and amortization expense in 2025 was comparable to 2024, primarily due to the amortization and depreciation expenses related to acquired intangible assets and new internal-use systems placed into operations were offset by several assets becoming fully amortized during 2025. Total depreciation and amortization expense in 2024 was also comparable to 2023, primarily due to increased depreciation expenses related to new internal-use systems placed into operation being offset by lower acquisition intangible amortization expenses resulting from several assets becoming fully amortized. Acquisition intangible asset amortization expenses in 2025, 2024 and 2023 were $31.9 million, $32.1 million and $34.6 million, respectively.

Income taxes. Our effective tax rates for 2025, 2024 and 2023 were 24%, 26% and 33%, respectively, based on income before taxes (after deducting noncontrolling interests) of $150.9 million, $99.5 million and $45.7 million, respectively. The higher effective tax rate for 2023 was primarily due to the effect of non-deductible expenses on lower pretax income and higher foreign income contribution (which is taxed at a higher rate than domestic income) in 2023. Refer to Note 7 to our audited consolidated financial statements for details on the effective tax rates and income tax accounts.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources reflect our ability to generate cash flow to meet our obligations to stockholders, customers (payments to satisfy claims on title policies), vendors, employees, lenders and others. As of December 31, 2025, our total cash and investments, including amounts reserved pursuant to statutory requirements, aggregated $975.8 million. Of our total cash and investments at December 31, 2025, $540.5 million ($343.3 million, net of statutory reserves) was held in the United States (U.S.) and the rest internationally (principally in Canada).

As a holding company, the parent company is funded principally by cash from its subsidiaries' earnings in the form of dividends, operating and other administrative expense reimbursements and pursuant to intercompany tax sharing agreements. Cash held at the parent company and its unregulated subsidiaries (which totaled $150.3 million at December 31, 2025) is available for funding the parent company and its unregulated subsidiaries' operating expenses, and the parent company's interest payments on debt and dividend payments to common stockholders. The parent company also receives distributions from Guaranty, its regulated title insurance underwriter, to meet cash requirements for acquisitions and other strategic investments.

A substantial majority of our consolidated cash and investments as of December 31, 2025 was held by Guaranty and its subsidiaries. The use and investment of these funds, dividends to the parent company, and cash transfers between Guaranty and its subsidiaries and the parent company are subject to certain legal and regulatory restrictions. In general, Guaranty uses its cash and investments in excess of its legally-mandated statutory premium reserve (established in accordance with requirements under Texas law) to fund its insurance operations, including claims payments. Guaranty may also, subject to certain limitations, provide funds to its subsidiaries (whose operations consist principally of field title offices and real estate solutions operations) for their operating and debt service needs.

We maintain investments in accordance with certain statutory requirements for the funding of statutory premium reserves. Statutory reserve funds are required to be fully funded and invested in high-quality securities and short-term investments. Statutory reserve funds are not available for current claim payments, which must be funded from current operating cash flow. Included in investments in debt and equity securities are statutory reserve funds of approximately $492.0 million at December 31, 2025. In addition, included within cash and cash equivalents are statutory reserve funds of approximately $4.4 million at December 31, 2025. Although these cash statutory reserve funds are not restricted or segregated in depository accounts, they are required to be held pursuant to state statutes. If the Company fails to maintain minimum investments or cash and cash equivalents sufficient to meet statutory requirements, the Company may be subject to fines or other penalties, including potential revocation of its business license. As of December 31, 2025, our known claims reserve totaled $84.8 million and our estimate of claims that may be reported in the future, under U.S. generally accepted accounting principles, totaled $439.7 million. In addition to this, we had cash and investments (at amortized cost and excluding equity method investments) of $257.2 million which are available for underwriter operations, including claims payments.

The ability of Guaranty to pay dividends to its parent is governed by Texas insurance law. The Texas Department of Insurance (TDI) must be notified of any dividend declared, and any dividend in excess of the greater of the statutory net operating income or 20% of surplus (which was approximately $165.4 million as of December 31, 2025) would be, by regulation, considered extraordinary and subject to pre-approval by the TDI (see Note 3 to our audited consolidated financial statements for details). Also, the Texas Insurance Commissioner may raise an objection to a planned distribution during the notification period. Guaranty’s actual ability or intent to pay dividends to its parent may be constrained by business and regulatory considerations, such as the impact of dividends on surplus and liquidity, which could affect its ratings and competitive position, the amount of insurance it can write and its ability to pay future dividends. Guaranty paid $173.0 million and $30.0 million in dividends to its parent during 2025 and 2024, respectively.

Contractual obligations. Our material contractual obligations at December 31, 2025 are composed primarily of our unsecured 3.6% Senior Notes (Senior Notes) and line of credit facility (and the related interest payments), operating leases, and reserves for estimated title losses. Refer to Note 9 (Notes payable and line of credit) and Note 14 (Leases) to our audited consolidated financial statements for details on the Senior Notes and line of credit facility, and operating leases, respectively. Refer to the Note 10 (Estimated title losses) to our audited consolidated financial statements and the Title losses section under Results of Operations for details on title losses.

Cash flows. As the parent company conducts no operations apart from its wholly-owned subsidiaries, the discussion below focuses on consolidated cash flows. Refer to the Consolidated statements of cash flows in the audited consolidated financial statements.

	2025	2024	2023
	(in $ millions)
Net cash provided by operating activities	205.7	135.6	83.0
Net cash used by investing activities	(368.6)	(87.3)	(30.0)
Net cash provided (used) by financing activities	265.2	(61.0)	(69.1)

Operating activities. Our principal sources of cash from operations are premiums on title policies and revenue from title service-related transactions, real estate solutions and other operations. Our independent agencies remit cash to us net of their contractual retention. Our principal cash expenditures for operations are employee costs, operating costs and title claims payments.

Net cash provided by operations in 2025 increased by $70.1 million compared to 2024, primarily due to higher net income and lower payments on claims in 2025, while net cash provided by operations in 2024 increased by $52.6 million compared to the prior year, primarily due to higher net income and lower payments on claims in 2024. Although our business is labor intensive, we are focused on a cost-effective, scalable business model which includes utilization of technology, centralized back and middle office functions and business process outsourcing. We are continuing our emphasis on cost management, especially in light of the current economic environment due to elevated mortgage interest rates, specifically focusing on lowering unit costs of production and improving operating margins in our direct title and real estate solutions operations. Our plans to improve margins include additional automation of manual processes, further consolidation of our various systems and production operations, and full integration of acquisitions. We continue to invest in the technology necessary to accomplish these goals.

Investing activities. Cash used and provided by investing activities is primarily driven by proceeds from matured and sold investments, purchases of investments, capital expenditures and acquisition of businesses. During 2025, 2024 and 2023, total proceeds from securities investments sold and matured were $214.7 million, $130.6 million and $132.2 million, respectively; while cash used for purchases of securities investments was $112.1 million, $121.5 million and $78.0 million, respectively.

We used $370.0 million, $14.4 million and $25.1 million of cash during 2025, 2024 and 2023, respectively, for acquisitions of various real estate solutions and title businesses (which included our acquisition of MCS in 2025), consistent with our strategy of increasing scale, growth in key markets and broader technology and service offerings. We used $73.4 million, $40.5 million and $37.8 million of cash for purchases of property and equipment and other long-lived assets (including internal-use software development) during 2025, 2024 and 2023, respectively, while we used cash of $8.8 million, $31.6 million and $1.0 million during 2025, 2024 and 2023, respectively, for payments for cost-basis and other investments. We maintain investment in capital expenditures at a level that enables us to implement technologies for increasing our operational and back-office efficiencies, to pursue growth in key markets and for improving customer experience.

Financing activities and capital resources. Total debt and stockholders’ equity were $646.6 million and $1.7 billion, respectively, as of December 31, 2025. As of December 31, 2025, our total debt-to-equity and debt-to-capitalization ratios, excluding short-term loan agreements in connection with our Section 1031 tax-deferred property exchange (Section 1031) business, were approximately 39% and 28%, respectively. We recently renewed and increased our line of credit facility, from which we drew $200.0 million during the fourth quarter 2025. As of December 31, 2025, the outstanding balance of our Senior Notes was $446.2 million, while our line of credit facility had an outstanding balance of $200.0 million with a remaining borrowing capacity of $97.5 million (refer to Note 9 to our audited consolidated financial statements for details). The Senior Notes are rated "BBB" by Fitch Ratings Ltd. as of December 31, 2025.

During 2025, 2024 and 2023, payments on notes payable of $1.2 million, $3.4 million and $5.7 million, respectively, and notes payable additions of $1.2 million, $3.4 million and $3.5 million, respectively, were related to our Section 1031 business, which had an outstanding balance of $0.1 million at December 31, 2025.

During the fourth quarter 2025, we issued an aggregate of 2,185,000 new shares of Common Stock, which included shares purchased by the underwriters to the offering transaction. Total proceeds from the offering, net of issuance costs, was $140.8 million.

During 2025, we paid dividends of $2.05 per common share, compared to $1.95 and $1.85 per common share paid during 2024 and 2023, respectively. Beginning in the third quarter 2025, we increased our annual cash dividend to $2.10 per share. In aggregate, we paid total dividends of $58.5 million, $53.9 million and $50.5 million in 2025, 2024 and 2023, respectively.

Effect of changes in foreign currency rates. The effect of changes in foreign currency rates on the consolidated statements of cash flows was a net increase (decrease) in cash and cash equivalents of $3.2 million, $(4.5 million) and $1.0 million in 2025, 2024 and 2023, respectively. Our primary foreign currencies are the Canadian dollar and British pound, and, relative to the U.S. dollar, the value of the Canadian dollar and British pound generally appreciated in 2025 and 2023, while it declined during 2024.

We believe we have sufficient liquidity and capital resources to meet the cash needs of our ongoing operations, including consideration of the current economic and real estate environment created by elevated mortgage interest rates. However, we may determine that additional debt or equity funding is warranted to provide liquidity for achievement of strategic goals or acquisitions or for unforeseen circumstances. Other than scheduled maturities of debt, operating lease payments and anticipated claims payments, we have no material contractual commitments. We expect that cash flows from operations and cash available from our underwriters, subject to regulatory restrictions, will be sufficient to fund our operations, including title claims payments. However, to the extent that these funds are not sufficient, we may be required to borrow funds on terms less favorable than we currently have or seek funding from the equity market, which may not be successful or may be on terms that are dilutive to existing stockholders.

Other comprehensive income (loss). Unrealized gains and losses on available-for-sale securities investments and changes in foreign currency exchange rates are reported net of deferred taxes in accumulated other comprehensive income (loss), a component of stockholders’ equity, until realized. Refer to Note 1-H and Note 19 to our audited consolidated financial statements for details.

In 2025, net unrealized investment gains of $10.0 million, net of taxes, which increased our other comprehensive income, were primarily related to net increases in the fair values of our corporate and foreign bond securities investments, which resulted primarily from lower interest rates. Also in 2025, we recorded foreign currency translation gains of $11.5 million, net of taxes, which increased our other comprehensive income and were primarily driven by the appreciation of the Canadian dollar and British pound against the U.S. dollar.

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

The material market risk in our investments in financial instruments is related to our debt securities investments, which represent approximately 92% of our total securities investment portfolio at December 31, 2025, with the remainder invested in equity securities. We invest primarily in corporate, foreign, municipal and U.S. government debt securities. We do not invest in financial instruments of a derivative or hedging nature. We have established policies and procedures to minimize our exposure to changes in the fair values of our investments. These policies include retaining an investment advisory firm, an emphasis upon credit quality, management of portfolio duration, maintaining or increasing investment income through high coupon rates and actively managing our risk profile and security mix depending upon market conditions. We have classified all of our debt securities investments as available-for-sale.

Investments in debt securities at December 31, 2025 mature, according to their contractual terms, as follows (actual maturities may differ because of call or prepayment rights):

	Amortized costs	Fair values
	(in $ thousands)
In one year or less	85,205	85,086
After one year through two years	66,720	66,471
After two years through three years	85,188	84,893
After three years through four years	57,082	58,033
After four years through five years	61,612	61,367
After five years	202,737	202,638
	558,544	558,488

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

Based on our foreign debt securities portfolio and foreign currency exchange rates at December 31, 2025, a 100 basis-point increase (decrease) in foreign currency exchange rates would result in an increase (decrease) of approximately $3.4 million in the fair value of our foreign debt securities portfolio. We do not currently employ hedging strategies with respect to foreign currency risk as we do not consider this risk as material to the Company. In addition, our international businesses conduct substantially all of their operations in their respective local currencies. Changes in foreign currency exchange rates may affect the fair value of the debt securities portfolio and may result in unrealized gains or losses.

Based on our debt securities portfolio and interest rates at December 31, 2025, a 100 basis-point increase (decrease) in interest rates would result in a decrease (increase) of approximately $19.9 million, or 3.6%, in the fair value of our debt securities portfolio. Changes in interest rates may affect the fair value of the debt securities portfolio and may result in unrealized gains or losses.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management's annual report on internal control over financial reporting. Our principal executive officer and principal financial officer are responsible for establishing and maintaining disclosure controls and procedures. They evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2025 and have concluded that, as of such date, our disclosure controls and procedures are adequate and effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) and 15d-15(f)). Our internal control over financial reporting is a process, under the supervision of our principal executive officer and principal financial officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this assessment, management believes that, as of December 31, 2025, our internal control over financial reporting is effective based on those criteria.

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

Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting during the quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As a result, no corrective actions were required or undertaken.

Item 9B. Other Information

Trading plans. During the quarter ended December 31, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements, as defined under Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Company has an insider trading policy governing the purchase, sale and/or other dispositions of the Company’s securities that applies to all directors, officers, employees and certain other persons (refer to Exhibit 19.1 in Item 15). Additional information regarding our directors and management team will be included in our proxy statement for our 2026 Annual Meeting of Stockholders which will be filed within 120 days after December 31, 2025 (Proxy Statement), and is incorporated in this report by reference.

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
Agreement and Plan of Merger, dated as of November 6, 2025, by and among Lender MCS Holdings, Inc., SISCO Holdings, LLC, SISCO Acquisition 1, Inc., and MCS Group Holdings, LLC, as the securityholders' representative (incorporated by reference in this report from Exhibit 2.1 of the Current Report on Form 8-K filed November 7, 2025)

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

4.3	—
First Supplemental Indenture, dated November 24, 2021, between the Registrant and Computershare Trust Company, N.A., as Trustee (incorporated by reference in this report from Exhibit 4.2 of the Current Report on Form 8-K filed November 24, 2021)

4.4	—
Second Supplemental Indenture, dated November 24, 2021, between the Registrant and Computershare Trust Company, N.A., as Trustee (incorporated by reference in this report from Exhibit 4.3 of the Current Report on Form 8-K filed November 24, 2021)

4.5	—	Form of 3.6% Senior Notes due 2031 of the Registrant (incorporated by reference in this report from Exhibit 4.3 of the Current Report on Form 8-K filed November 24, 2021)
4.6	—
Amended and Restated Credit Agreement, dated as of October 7, 2025, among the Registrant, the Guarantors named therein, the Lenders Party named therein, and PNC Bank as Administrative Agent, Swingline Loan Lender and Issuing Lender (incorporated by reference in this report from Exhibit 10.1 of the Current Report on Form 8-K filed on October 8, 2025)

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

10.3†	—
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

Exhibit
10.6†	—	First Amendment to the Stewart Information Services Corporation 2020 Incentive Plan (incorporated by reference in this report from Exhibit 10.1 of the Current Report on Form 8-K filed May 9, 2024)
10.7†	—
Form of 2024 Stock Unit Award Agreement, effective March 26, 2024, by and between the Registrant and its executive officers (incorporated by reference in this report from Exhibit 10.1 of the Quarterly Report on Form 10-Q filed May 7, 2024)

10.8†	—
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

10.11†	—
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

10.13	—
Stewart Information Services Corporation 2020 Employee Stock Purchase Plan (incorporated by reference herein from Appendix 2 to the Registrant’s definitive proxy statement on Schedule 14A filed on April 24, 2020)

10.14†	—
Form of 2025 Restricted Stock Unit Award Agreement, effective March 26, 2025, by and between the Registrant and its executive officers (incorporated by reference in this report from Exhibit 10.1 of the Quarterly Report on Form 10-Q filed May 7, 2025)

10.15†	—
Form of 2025 Restricted Performance Stock Unit Award Agreement, effective March 26, 2025, by and between the Registrant and its executive officers (incorporated by reference in this report from Exhibit 10.2 of the Quarterly Report on Form 10-Q filed May 7, 2025

10.16†	—
Amended and Restated Employment Agreement entered as of June 1, 2020 and effective as of January 1, 2020, by and between the Registrant and Brad Rable (incorporated by reference in this report from Exhibit 10.3 of the Quarterly Report on Form 10-Q filed May 7, 2025)

14.1*	—	Code of Ethics for Chief Executive Officers, Principal Financial Officer and Principal Accounting Officer
19.1	—	Securities Trading and Investment Policy of the Registrant (incorporated by reference in this report from Exhibit 19.1 of the Annual Report on Form 10-K for the year ended December 31, 2024)
21.1*	—	Subsidiaries of the Registrant at December 31, 2025
23.1*	—	Consent of KPMG LLP
31.1*	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	—	Compensation Recoupment Policy of the Registrant (incorporated by reference in this report from Exhibit 97.1 of the Annual Report on Form 10-K for the year ended December 31, 2023)
101.INS*	—	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	—	XBRL Taxonomy Extension Schema Document

Exhibit
101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	—	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document
104*	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Date: February 27, 2026

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

Date: February 27, 2026

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Stewart Information Services Corporation:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Stewart Information Services Corporation and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income and comprehensive income, cash flows, and equity for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement schedules I to II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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

Evaluation of the liability for estimated title losses
As discussed in notes 1E and 10 to the consolidated financial statements, the liability for estimated title losses represents the aggregate future payments (net of recoveries) that the Company expects to make on title insurance policy losses and certain costs to settle claims that have been incurred as of the balance sheet date. The Company calculates the liability for estimated title losses by adjusting the prior period’s ending reserve balance for the current year provision for estimated title losses and actual claim payments. The Company calculates the current year provision for estimated title losses by determining current period loss provision rates and applying them to the Company’s current premiums, except for large claims and escrow losses, which are considered separately. Management analyzes the difference between the internally-calculated liability for estimated title losses and a third-party actuarially-derived liability. Factors considered as part of this analysis include actual claim payments and incurred loss experience, including the frequency and severity of claims, compared to actuarial estimates of claim payments and incurred losses, as well as the impact of the economic and real estate market environment on particular policy years. As of December 31, 2025, the balance of the liability for estimated title losses was $524 million.
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
Valuation of goodwill for certain reporting units
As discussed in notes 1L and 8 to the consolidated financial statements, the goodwill balance as of December 31, 2025, was $1,272 million. The Company reviews goodwill for impairment annually and whenever occurrences of events indicate a potential impairment at the reporting unit level. Reporting unit fair values are determined using a combination of an income approach (discounted cash flow model) and a market approach (guideline public company method).
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
•developing, for one of the reporting units, an estimate of fair value using the Company’s cash flow forecasts and an independently developed discount rate, and comparing the results of our estimate to the Company’s fair value estimate; and
•developing, for the other reporting unit, an estimate of fair value using the cash flow forecasts resulting from our sensitivity analysis and an independently developed discount rate and comparing the results of our estimate to the Company’s fair value estimate.

/s/ KPMG LLP

We have served as the Company’s auditor since 1980.

Houston, Texas
February 27, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Stewart Information Services Corporation:

Opinion on Internal Control Over Financial Reporting
We have audited Stewart Information Services Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income and comprehensive income, cash flows, and equity for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement schedules I to II (collectively, the consolidated financial statements), and our report dated February 27, 2026 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Houston, Texas
February 27, 2026

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2025	2024	2023
	(in $ thousands, except per share amounts)
Revenues
Title revenues:
Direct title revenues	1,157,478	1,020,380	962,674
Agency title revenues	1,262,568	1,043,173	985,989
Real estate solutions	438,255	358,559	263,577
Operating revenues	2,858,301	2,422,112	2,212,240
Investment income	57,776	55,370	45,135
Net realized and unrealized gains (losses)	5,559	12,937	(34)
	2,921,636	2,490,419	2,257,341
Expenses
Amounts retained by agencies	1,047,660	864,807	813,519
Employee costs	830,594	745,405	712,794
Other operating expenses	714,626	603,959	507,701
Title losses and related claims	81,668	80,411	80,282
Depreciation and amortization	61,070	61,612	62,447
Interest	20,444	19,914	19,737
	2,756,062	2,376,108	2,196,480
Income before taxes and noncontrolling interests	165,574	114,311	60,861
Income tax expense	(35,411)	(26,155)	(15,263)
Net income	130,163	88,156	45,598
Less net income attributable to noncontrolling interests	14,628	14,846	15,159
Net income attributable to Stewart	115,535	73,310	30,439

Net income	130,163	88,156	45,598
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	11,522	(14,807)	5,277
Change in net unrealized gains and losses on investments	8,435	5,521	10,461
Reclassification adjustment for realized gains and losses on investments	1,532	1,104	390
Other comprehensive income (loss), net of taxes	21,489	(8,182)	16,128
Comprehensive income	151,652	79,974	61,726
Less comprehensive income attributable to noncontrolling interests	14,628	14,846	15,159
Comprehensive income attributable to Stewart	137,024	65,128	46,567

Basic average shares outstanding (000)	28,069	27,628	27,293
Basic earnings per share attributable to Stewart	4.12	2.65	1.12
Diluted average shares outstanding (000)	28,560	28,129	27,520
Diluted earnings per share attributable to Stewart	4.05	2.61	1.11
See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2025	2024
	(in $ thousands except share amounts)
Assets
Cash and cash equivalents	321,775	216,298
Short-term investments	47,899	41,199
Investments in debt and equity securities, at fair value:
Debt securities (amortized cost of $558,544 and $599,287, respectively)	558,488	586,615
Equity securities	47,682	82,484
	606,170	669,099
Receivables:
Premiums from agencies	38,286	36,753
Trade and other	116,626	87,671
Income taxes	3,145	3,100
Notes	39,812	20,964
Allowance for credit losses	(7,805)	(7,725)
	190,064	140,763
Property and equipment, at cost:
Land	1,597	2,545
Buildings and improvements	16,231	19,836
Furniture and equipment	259,581	245,432
Accumulated depreciation	(192,079)	(180,200)
	85,330	87,613
Operating lease assets	106,034	102,210
Title plants, at cost	81,670	74,862
Investments in investees, on an equity method basis	4,932	4,581
Goodwill	1,271,958	1,084,139
Intangible assets, net of amortization	325,135	173,075
Deferred tax assets, net	7,656	4,827
Other assets	204,182	131,479
	3,252,805	2,730,145
Liabilities
Notes payable and line of credit	646,606	445,841
Accounts payable and accrued liabilities	255,852	214,580
Operating lease liabilities	122,153	118,835
Estimated title losses	524,473	511,534
Deferred tax liabilities, net	53,323	28,266
	1,602,407	1,319,056
Contingent liabilities and commitments
Stockholders’ equity
Common Stock – $1 par, authorized 51,500,000; issued 30,575,472 and 28,115,852; outstanding 30,223,311 and 27,763,691, respectively	30,577	28,117
Additional paid-in capital	489,666	330,604
Retained earnings	1,145,415	1,089,484
Accumulated other comprehensive loss:
Foreign currency translation adjustments	(21,864)	(33,386)
Net unrealized losses on debt securities investments	(44)	(10,011)
Treasury stock – 352,161 common shares, at cost, for both 2025 and 2024 (including 145,820 shares held by a subsidiary)	(2,666)	(2,666)
Total stockholders’ equity attributable to Stewart	1,641,084	1,402,142
Noncontrolling interests	9,314	8,947
Total stockholders’ equity	1,650,398	1,411,089
	3,252,805	2,730,145

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2025	2024	2023
	(in $ thousands)
Reconciliation of net income to cash provided by operating activities:
Net income	130,163	88,156	45,598
Adjustments for:
Depreciation and amortization	61,070	61,612	62,447
Provision for credit losses on receivables	2,318	2,214	2,425
Net realized and unrealized (gains) losses	(5,559)	(12,937)	34
Amortization of net (discount) premium on debt securities investments	(1,509)	(792)	486
Payments for title losses less than (in excess of) provisions	4,821	(5,010)	(24,035)
Adjustments for insurance recoveries of title losses	—	208	(208)
Increase in receivables – net	(14,840)	(12,054)	(5,355)
(Increase) decrease in other assets – net	(20,129)	(17,529)	3,178
Increase (decrease) in payables and accrued liabilities – net	23,768	13,325	(6,432)
Change in net deferred income taxes	8,274	4,487	(6,772)
Net income from equity investees	(2,465)	(1,759)	(1,071)
Dividends received from equity investees	2,176	1,443	1,408
Stock-based compensation expense	17,100	13,564	10,920
Other – net	500	681	419
Cash provided by operating activities	205,688	135,609	83,042
Investing activities:
Proceeds from sales of investments in securities	140,879	36,582	60,457
Proceeds from matured investments in debt securities	73,817	94,003	71,753
Purchases of investments in securities	(112,100)	(121,498)	(78,017)
Net purchases of short-term investments	(4,152)	(4,736)	(14,275)
Purchases of property and equipment and other long-lived assets	(73,409)	(40,468)	(37,791)
Cash paid for acquisition of businesses and related assets	(370,011)	(14,383)	(25,100)
Increase in notes receivable	(21,718)	(8,320)	(8,040)
Purchases of cost-basis and other investments	(8,751)	(31,593)	(1,015)
Other – net	6,864	3,150	2,059
Cash used by investing activities	(368,581)	(87,263)	(29,969)
Financing activities:
Proceeds from notes payable and line of credit	201,175	3,387	3,538
Payments on notes payable	(1,224)	(3,378)	(5,776)
Cash dividends paid	(58,485)	(53,916)	(50,523)
Distributions to noncontrolling interests	(13,921)	(13,091)	(16,135)
Payment of acquisition contingent consideration	(5,437)	(720)	(3,390)
Issuance of Common Stock	140,807	—	—
Repurchases of Common Stock	(3,887)	(3,844)	(1,783)
Proceeds from stock option and employee stock purchase plan exercises	7,502	10,550	4,970
Other - net	(1,320)	54	—
Cash provided (used) by financing activities	265,210	(60,958)	(69,099)
Effects of changes in foreign currency exchange rates	3,160	(4,455)	1,024
Net change in cash and cash equivalents	105,477	(17,067)	(15,002)
Cash and cash equivalents at beginning of year	216,298	233,365	248,367
Cash and cash equivalents at end of year	321,775	216,298	233,365

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2025	2024	2023
	(in $ thousands)
Supplemental information:
Net changes in financial statement amounts due to acquisition of businesses and other related assets and purchase accounting adjustments:
Goodwill acquired (adjusted)	187,819	12,853	(706)
Intangible assets acquired	183,980	12,000	28,710
Receivables and other assets acquired	22,309	37	296
Fixed assets and title plants (adjusted) acquired	1,825	—	(225)
Liabilities recognized	(25,922)	(10,507)	(2,975)
Net cash paid for acquisition of businesses and related assets	370,011	14,383	25,100
Income taxes paid, net	24,296	25,766	5,345
Interest paid	17,771	17,460	17,169
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock	Additional paid-in capital	Accumulated other comprehensive (loss) income	Retained Earnings	Treasury stock	Noncontrolling interests	Total
	(in $ thousands)
Balances at January 1, 2023	27,483	296,861	(51,343)	1,091,816	(2,666)	8,114	1,370,265
Net income attributable to Stewart	—	—	—	30,439	—	—	30,439
Dividends on Common Stock ($1.85 per share)	—	—	—	(51,414)	—	—	(51,414)
Stock-based compensation	150	10,770	—	—	—	—	10,920
Stock option and employee stock purchase plan exercises	132	4,838	—	—	—	—	4,970
Stock repurchases	(42)	(1,741)	—	—	—	—	(1,783)
Change in net unrealized gains and losses on investments, net of taxes	—	—	10,461	—	—	—	10,461
Reclassification adjustment for realized gains and losses on investments, net of taxes	—	—	390	—	—	—	390
Foreign currency translation adjustments (net of tax)	—	—	5,277	—	—	—	5,277
Net income attributable to noncontrolling interests	—	—	—	—	—	15,159	15,159
Distributions to noncontrolling interests	—	—	—	—	—	(16,135)	(16,135)
Balances at December 31, 2023	27,723	310,728	(35,215)	1,070,841	(2,666)	7,138	1,378,549
Net income attributable to Stewart	—	—	—	73,310	—	—	73,310
Dividends on Common Stock ($1.95 per share)	—	—	—	(54,667)	—	—	(54,667)
Stock-based compensation	209	13,355	—	—	—	—	13,564
Stock option and employee stock purchase plan exercises	247	10,303	—	—	—	—	10,550
Stock repurchases	(62)	(3,782)	—	—	—	—	(3,844)
Change in net unrealized gains and losses on investments, net of taxes	—	—	5,521	—	—	—	5,521
Reclassification adjustment for realized gains and losses on investments, net of taxes	—	—	1,104	—	—	—	1,104
Foreign currency translation adjustments (net of tax)	—	—	(14,807)	—	—	—	(14,807)
Net income attributable to noncontrolling interests	—	—	—	—	—	14,846	14,846
Distributions to noncontrolling interests	—	—	—	—	—	(13,091)	(13,091)
Net effect of changes in ownership and other	—	—	—	—	—	54	54
Balances at December 31, 2024	28,117	330,604	(43,397)	1,089,484	(2,666)	8,947	1,411,089
Net income attributable to Stewart	—	—	—	115,535	—	—	115,535
Dividends on Common Stock ($2.05 per share)	—	—	—	(59,604)	—	—	(59,604)
Issuance of Common Stock	2,185	138,622	—	—	—	—	140,807
Stock-based compensation	192	16,908	—	—	—	—	17,100
Stock option and employee stock purchase plan exercises	139	7,363	—	—	—	—	7,502
Stock repurchases	(56)	(3,831)	—	—	—	—	(3,887)
Change in net unrealized gains and losses on investments, net of taxes	—	—	8,435	—	—	—	8,435
Reclassification adjustment for realized gains and losses on investments, net of taxes	—	—	1,532	—	—	—	1,532
Foreign currency translation adjustments (net of tax)	—	—	11,522	—	—	—	11,522
Net income attributable to noncontrolling interests	—	—	—	—	—	14,628	14,628
Distributions to noncontrolling interests	—	—	—	—	—	(13,921)	(13,921)
Net effect of changes in ownership and other	—	—	—	—	—	(340)	(340)
Balances at December 31, 2025	30,577	489,666	(21,908)	1,145,415	(2,666)	9,314	1,650,398
See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Years Ended December 31, 2025

NOTE 1

General. Stewart Information Services Corporation, through its subsidiaries (collectively, the Company), is primarily engaged in the business of providing title insurance and real estate transaction-related services. The Company is a global real estate services company, offering products and services through its direct operations, network of independent agencies and other businesses within the Company. The Company provides its title products and services to homebuyers and sellers; residential and commercial real estate professionals; mortgage lenders and servicers; title agencies and real estate attorneys; and home builders. The Company also provides credit and real estate information services, property preservation and field services, valuation management services, online notarization and closing services, and search services (referred to as real estate solutions services). The Company operates in the United States (U.S.) and internationally, primarily in Canada, the United Kingdom and Australia. Approximately 53% of consolidated title revenues for the year ended December 31, 2025 were generated in Texas, New York, Ohio, California, Florida, Michigan, and international markets (principally Canada).

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

D. Revenues. Direct title insurance premiums - Premiums from title insurance policies directly issued or issued by affiliate offices are recognized at the time of the closing of the related real estate transaction.

Agency title insurance premiums - Premiums from title insurance policies written by independent agencies are recognized when the policies are reported to the Company. In addition, where reasonable estimates can be made, the Company accrues for policies issued but not reported until after period end. The Company believes that reasonable estimates can be made when recent and consistent policy issuance information is available. Estimates are based on historical reporting patterns and other information obtained from independent agencies, as well as current trends in direct operations and in the title industry. In this accrual, future transactions are not being estimated. The Company is estimating revenues on policies that have already been issued by independent agencies but not yet reported to or received by the Company.

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

Real estate solutions and abstract fees revenues - These revenues consist primarily of revenues from credit and real estate information services, property preservation and field services, appraisal management services, online notarization and closing services, and abstract services. Credit and real estate information services provide customers with credit data-driven solutions that facilitate an efficient loan origination process, and comprehensive and real-time property data that benefits various real estate market stakeholders, respectively. Property preservation and field services are related to property inspections, preservation, maintenance, registrations and other mortgage-related services performed for lenders and mortgage servicers. Appraisal management and abstract services are primarily related to establishing the ownership, legal status and valuation of the property in a real estate transaction. In these cases, the Company does not issue a title insurance policy or perform duties of an escrow agent. Online notarization and closing services provide customers with streamlined, secure and paperless experience for notarization, signing and closing transactions. Revenues from these services are recognized upon delivery of the service to the customer.

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

I. Property and equipment. Depreciation is principally computed using the straight-line method using the following estimated useful lives: buildings – 30 to 40 years, building improvements - 5 to 10 years, and furniture and equipment (which includes internal-use software in operation) – 3 to 5 years. Maintenance and repairs are expensed as incurred while improvements are capitalized. Gains and losses are recognized at disposal.

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

For its annual goodwill impairment test, the Company utilized the quantitative approach in 2025 and 2024, and determined that goodwill related to each of its reporting units was not impaired.

M. Other intangibles. Other intangible assets are comprised primarily of customer relationships, acquired technology and acquired trademarks and licenses. Intangible assets are amortized over their estimated lives: 10 to 25 years for customer relationships, 5 to 7 years for acquired technology, and 3 years to indefinite for acquired trademarks and licenses. These intangible assets are reviewed for impairment when certain events or changes in circumstances occur that indicate that the carrying amount of an asset may not be recoverable - refer to Note 1-K.

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

O. Leases. The Company primarily leases office space, storage units, data centers and equipment, and determines if an arrangement is a lease at inception. Operating leases are included in operating lease assets and operating lease liabilities on the consolidated balance sheets. Operating lease assets represent the right to use the underlying leased assets over the corresponding lease terms. Finance leases, if any, are included in furniture and equipment and notes payable and line of credit on the consolidated balance sheets. Operating lease assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. The discount rate used in determining the present value of the future lease payments is based on the Company's incremental borrowing rate and is applied using a portfolio approach. Lease options to extend or terminate that the Company is reasonably certain to exercise are considered in the present value calculation. Leasehold improvements are included in furniture and equipment and depreciated over the lease term or the useful life of the asset, whichever is shorter.

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

R. Recently adopted accounting standards. In December 2023, the Financial Accounting Standards Board issued Accounting Standards Update No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which improves the transparency of income tax disclosures requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. ASU 2023-09 also includes certain other amendments to improve the effectiveness of income tax disclosures. The Company adopted ASU 2023-09 for the 2025 annual reporting and applied retrospective disclosures for all prior periods presented. The adoption of ASU 2023-09 did not have a material impact on the Company's consolidated financial statements, except for the disclosure requirements provided in Note 7, Income taxes.

NOTE 2

Restrictions on cash and investments. The Company maintains investments in accordance with certain statutory requirements in the states of domicile of our underwriters for the funding of statutory premium reserves. Statutory reserve funds are required to be fully funded and invested in high-quality securities and short-term investments. Statutory reserve funds are not available for current claim payments, which must be funded from current operating cash flow. Included in investments in debt and equity securities are statutory reserve funds of approximately $492.0 million and $535.5 million at December 31, 2025 and 2024, respectively. In addition, included within cash and cash equivalents are statutory reserve funds of approximately $4.4 million and $9.5 million at December 31, 2025 and 2024, respectively. Although these cash statutory reserve funds are not restricted or segregated in depository accounts, they are required to be held pursuant to state statutes.

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

NOTE 3

Statutory surplus and dividend restrictions. A substantial portion of the consolidated retained earnings at each year end was related to Guaranty, which owns a majority of all the subsidiaries included in the consolidation. Guaranty cannot pay a dividend to its parent in excess of certain limits without the approval of the Texas Insurance Commissioner (TIC). Guaranty paid $173.0 million and $30.0 million of dividends to its parent company during 2025 and 2024, respectively. The maximum dividend that can be paid, on a rolling twelve-month period and subject to the timing of 2025 dividends paid, without the TIC's approval in 2026 is approximately $165.4 million, which is based on the greater of 2025 net operating income or 20% of statutory surplus as December 31, 2025.

Dividends from Guaranty are also voluntarily restricted primarily to maintain statutory surplus and liquidity at competitive levels and to demonstrate significant claims payment ability. The ability of a title insurer to pay claims can significantly affect the decision of lenders and other customers when buying a policy from a particular insurer. Surplus as regards policyholders (total statutory capital and surplus) for Guaranty was $827.0 million and $865.1 million at December 31, 2025 and 2024, respectively. Statutory net income for Guaranty was $151.0 million, $67.5 million and $65.1 million in 2025, 2024 and 2023, respectively.

The amount of statutory capital and surplus necessary to satisfy regulatory requirements for Guaranty was $2.0 million (and in the aggregate less than $2.0 million for all of the Company’s underwriter subsidiaries) at December 31, 2025, and each of its underwriter entities was in compliance with such requirements as of December 31, 2025.

NOTE 4
Investments in debt and equity securities. The total fair values of the Company's investments in debt and equity securities as of December 31 are detailed below:

	2025	2024
	(in $ thousands)
Investments in:
Debt securities	558,488	586,615
Equity securities	47,682	82,484
	606,170	669,099

As of December 31, 2025 and 2024, included in the above fair values of investments in equity securities were net unrealized investment gains of $14.8 million and $23.2 million, respectively.

The amortized costs and fair values of investments in debt securities as of December 31, are as follows:

	2025		2024
	Amortized costs	Fair values	Amortized costs	Fair values
	(in $ thousands)
Municipal	12,292	12,274	14,563	14,415
Corporate	144,571	143,621	219,015	210,307
Foreign	347,588	348,084	316,247	313,619
U.S. Treasury Bonds	54,093	54,509	49,462	48,274
	558,544	558,488	599,287	586,615

The Company believes its investment portfolio is diversified and expects no material loss to result from the failure to perform by issuers of the debt securities it holds. Investments made by the Company are not collateralized. Foreign debt securities primarily include Canadian government and corporate bonds, with aggregate fair values of $296.8 million and $273.3 million as of December 31, 2025 and 2024, respectively, and United Kingdom treasury and corporate bonds with aggregate fair values of $41.4 million and $30.8 million as of December 31, 2025 and 2024, respectively.

Gross unrealized gains and losses on investments in debt securities at December 31, were:

	2025		2024
	Gains	Losses	Gains	Losses
	(in $ thousands)
Municipal	5	23	1	149
Corporate	1,646	2,596	524	9,232
Foreign	3,645	3,149	2,979	5,607
U.S. Treasury Bonds	543	127	5	1,193
	5,839	5,895	3,509	16,181

Debt securities at December 31, 2025 mature, according to their contractual terms, as follows (actual maturities may differ due to call or prepayment rights):

	Amortized costs	Fair values
	(in $ thousands)
In one year or less	85,205	85,086
After one year through five years	270,602	270,764
After five years through ten years	187,305	188,269
After ten years	15,432	14,369
	558,544	558,488

Gross unrealized losses on investments in debt securities and the fair values of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2025, were:

	Less than 12 months		More than 12 months		Total
	Losses	Fair values	Losses	Fair values	Losses	Fair values
	(in $ thousands)
Municipal	4	2,621	19	5,918	23	8,539
Corporate	9	10,284	2,587	71,989	2,596	82,273
Foreign	364	43,539	2,785	119,970	3,149	163,509
U.S. Treasury Bonds	36	8,720	91	6,425	127	15,145
	413	65,164	5,482	204,302	5,895	269,466
The number of specific debt securities investment holdings in an unrealized loss position as of December 31, 2025 was 156. Of these securities, 113 were in unrealized loss positions for more than 12 months. Gross unrealized investment losses at December 31, 2025 decreased compared to December 31, 2024, primarily influenced by lower interest rates during 2025. Since the Company does not intend to sell and will more likely than not maintain each investment security until its maturity or anticipated recovery, and no significant credit risk is deemed to exist, these investments are not considered as credit-impaired. The Company believes its investment portfolio is diversified and expects no material loss to result from the failure to perform by issuers of the debt securities it holds. Investments made by the Company are not collateralized.
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

At December 31, 2025, financial instruments measured at fair value on a recurring basis are summarized below:

	Level 1	Level 2	Level 3	Fair value measurements
	(in $ thousands)
Investments in securities:
Debt securities:
Municipal	—	12,274	—	12,274
Corporate	—	143,621	—	143,621
Foreign	—	348,084	—	348,084
U.S. Treasury Bonds	—	54,509	—	54,509
Equity securities:	47,682	—	—	47,682
	47,682	558,488	—	606,170
At December 31, 2024, financial instruments measured at fair value on a recurring basis are summarized below:

	Level 1	Level 2	Level 3	Fair value measurements
	(in $ thousands)
Investments in securities:
Debt securities:
Municipal	—	14,415	—	14,415
Corporate	—	210,307	—	210,307
Foreign	—	313,619	—	313,619
U.S. Treasury Bonds	—	48,274	—	48,274
Equity securities:	82,484	—	—	82,484
	82,484	586,615	—	669,099

At December 31, 2025, Level 1 financial instruments consist of equity securities. Level 2 financial instruments consist of municipal, governmental, and corporate bonds, both U.S. and foreign. In accordance with the Company’s policies and guidelines which incorporate relevant statutory requirements, the Company’s third-party registered investment manager invests only in securities rated as investment grade or higher by the major rating services, where observable valuation inputs are significant. The fair value of the Company's investments in debt and equity securities is primarily determined using a third-party pricing service provider. The third-party pricing service provider calculates the fair values using both market approach and model valuation methods, as well as pricing information obtained from brokers, dealers and custodians. Management ensures the reasonableness of the third-party service valuations by comparing them with pricing information from the Company's investment manager.

NOTE 6

Investment income and net realized and unrealized gains. Investment income and net realized and unrealized gains for the years ended December 31 are detailed below:

	2025	2024	2023
	(in $ thousands)
Investment income:
Debt securities	20,128	19,198	16,274
Equity securities, short-term investments, cash equivalents and other	37,648	36,172	28,861
	57,776	55,370	45,135
Net realized and unrealized gains (losses):
Realized gains	6,904	3,039	3,407
Realized losses	(6,510)	(2,737)	(5,510)
Net unrealized investment gains recognized on equity securities still held	5,165	12,635	2,069
	5,559	12,937	(34)

In 2025, net realized and unrealized gains included net gains of $4.4 million on sale of debt and equity securities, partially offset by net losses of $2.0 million related to contingent liability adjustments related to prior title acquisitions and $2.9 million related to disposal of a title subsidiary. Total investment income in 2025 and 2024 was higher compared to 2023, primarily due to higher interest income resulting from earned interest from eligible escrow balances (which started at mid-2023) and higher cash, short-term investment and notes receivable balances.

In 2024, net realized and unrealized gains included a $2.4 million gain on a contingent liability adjustment related to a prior title company acquisition, partially offset by losses of $1.1 million related to a cost-basis investment impairment and $0.8 million related to a sale of a title office.

Net investment gains and losses recognized related to investments in equity securities for the years ended December 31 are as follows:

	2025	2024	2023
	(in $ thousands)
Net investment gains recognized on equity securities during the period	11,192	12,855	3,044
Less: Net realized gains on equity securities sold during the period	6,027	220	975
Net unrealized investment gains recognized on equity securities still held	5,165	12,635	2,069

Proceeds from sales of investments in securities for the years ended December 31 are as follows:

	2025	2024	2023
	(in $ thousands)
Proceeds from sales of debt securities	94,360	35,304	21,909
Proceeds from sales of equity securities	46,519	1,278	38,548
Total proceeds from sales of investments in securities	140,879	36,582	60,457

NOTE 7

Income taxes. As described in Note 1-R, additional disclosures below are presented pursuant to the requirements of ASU 2023-09. Amounts for 2024 and 2023, where applicable, were recast to conform with the 2025 presentation.

Income tax expense consists of the following:

	2025	2024	2023
	(in $ thousands)
Current income tax expense:
Federal	12,555	7,170	5,638
State	583	955	62
Foreign	13,999	13,409	16,347
	27,137	21,534	22,047
Deferred income tax expense (benefit):
Federal	11,587	6,536	(1,919)
State	(1,852)	(179)	107
Foreign	(1,461)	(1,736)	(4,972)
	8,274	4,621	(6,784)
Total income tax expense	35,411	26,155	15,263

The components of income before taxes and after deducting noncontrolling interests are as follows:

	2025	2024	2023
	(in $ thousands)
Domestic	107,710	56,657	4,980
Foreign	43,236	42,808	40,722
	150,946	99,465	45,702

Income taxes paid (net of refunds received) by jurisdiction consists of the following:

	2025	2024	2023
	(in $ thousands)
Federal	7,200	6,960	(6,085)
State	1,756	1,595	1,615
Foreign:
Canada	9,332	13,710	6,707
Australia	5,708	2,951	2,156
Mexico	—	261	738
Other	300	289	214
Total income taxes paid, net	24,296	25,766	5,345

The following table reconciles income tax expense computed at the federal statutory rate with income tax expense as reported using specific categories required by ASU 2023-09. Additionally, categories of at least 5% of the expected tax expense are disaggregated by nature or jurisdiction (in $ thousands, except for income tax rates):

	2025		2024		2023
	Amount	Percent*	Amount	Percent*	Amount	Percent*
U.S. federal statutory tax rate (1)	31,698	21.0%	20,888	21.0%	9,597	21.0%
State income tax expense, net of federal benefit (2)	(1,392)	(0.9)%	576	0.6%	156	0.3%
Foreign tax effects:
Canada:
Foreign income tax rate differential	1,836	1.2%	1,787	1.8%	1,800	3.9%
Other	(496)	(0.3)%	147	0.1%	326	0.7%
Australia:
Foreign income tax rate differential	1,114	0.7%	905	0.9%	694	1.5%
Other	28	0.0%	(205)	(0.2)%	205	0.5%
Other:	976	0.6%	(173)	(0.2)%	(332)	(0.7)%
Effect of changes in laws and tax rates	(2,813)	(1.9)%	—	—%	—	—%
Effect of cross-border tax laws
Net benefit for the Canadian branch (3)	(856)	(0.6)%	(2,951)	(3.0)%	(5,197)	(11.4)%
Tax credits
Research and development credits	(1,730)	(1.2)%	(1,850)	(1.9)%	(1,431)	(3.1)%
Change in valuation allowance	1,805	1.2%	3,650	3.7%	5,843	12.8%
Non-taxable or nondeductible items
Meals and entertainment	1,377	0.9%	1,224	1.2%	1,042	2.3%
Excess covered employee compensation	1,986	1.3%	1,706	1.7%	683	1.5%
Share-based compensation	758	0.5%	333	0.3%	1,326	2.9%
Return-to-provision adjustments	557	0.4%	379	0.4%	1,517	3.3%
Amended return adjustments	—	—%	—	—%	(1,123)	(2.5)%
Other — net	284	0.2%	(753)	(0.8)%	(114)	(0.3)%
Change in uncertain tax positions	279	0.2%	492	0.5%	271	0.6%
Income tax expense	35,411	23.5%	26,155	26.3%	15,263	33.4%

(1) Calculated using income before taxes and after deducting noncontrolling interests.
(2) State taxes in Alaska, Arizona, California, Illinois, Pennsylvania, and Texas comprise the majority (greater than 50%) of the tax effect in this category.
(3) For U.S. income tax purposes, the Company’s Canadian operation is a branch of Guaranty. As a result, the Canadian net deferred tax liability is offset in the U.S. as a deferred tax asset but not in an equal amount given differing tax rates in Canada and the U.S.
* Amounts presented are rounded to the nearest tenth of a percent and may not foot as presented.

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

	2025	2024
	(in $ thousands)
Deferred tax assets:
Net operating loss (NOL) carryforwards	35,541	24,917
Accrued expenses	32,025	21,842
Tax credit carryforwards	17,006	15,201
Foreign currency translation adjustments	6,937	6,260
Federal offset to Canadian deferred tax liability	6,273	7,166
Interest expense carryforward related to an acquisition	2,535	—
Allowance for credit losses	1,711	1,741
Investments	942	819
Capitalized research and development costs	—	6,722
Other	83	230
Deferred tax assets – gross	103,053	84,898
Valuation allowance	(19,983)	(17,327)
Deferred tax assets – net	83,070	67,571

	2025	2024
	(in $ thousands)
Deferred tax liabilities:
Amortization – goodwill and other intangibles	(56,191)	(50,002)
Other intangible assets from acquisitions	(28,642)	(10,535)
Capitalized research and development costs	(23,769)	—
Title loss provisions	(8,621)	(17,295)
Fixed assets	(3,149)	(5,411)
Deferred compensation on life insurance policies	(2,943)	(2,546)
Net unrealized gains on investments in securities	(2,455)	(2,940)
Investments	(1,845)	(1,391)
Other	(1,122)	(890)
Deferred tax liabilities - gross	(128,737)	(91,010)

Net deferred income tax liability	(45,667)	(23,439)

At December 31, 2025, the Company's deferred tax assets related to NOL carryforwards are composed of a $25.0 million U.S. federal NOL carryforward from 2021 and 2025 acquisitions with no expiration dates, various state NOL carryforwards which will expire in varying amounts from 2026 through 2046 or have unlimited carryforwards, and foreign NOL carryforwards which will expire in varying amounts from 2026 through 2044 or have unlimited carryforward periods. The future utilization of all NOL carryforwards is subject to various limitations. At December 31, 2025, the Company had $14.3 million of foreign tax credit carryforwards that will begin to expire in 2029. The future utilization of these credit carryforwards is subject to various limitations.

The Company's valuation allowance at December 31, 2025 relates primarily to foreign tax credit carryforwards, certain research and development credits acquired in 2021, and certain state and foreign NOL carryforwards which the Company believes will not be utilized prior to expiration.

The Company’s income tax returns are routinely subject to examinations by U.S. federal, foreign, and state and local tax authorities. At December 31, 2025, the Company’s 2022 through 2024 U.S. federal income tax returns and 2021 through 2024 Canadian income tax returns remain subject to examination. The Company is subject to routine examinations by state tax jurisdictions and remains subject to examination for 2020 through 2024 tax returns. The Company expects no material adjustments from any ongoing tax return examinations.

On July 4, 2025, H.R. 1, the "One Big Beautiful Bill Act" (OBBBA) was enacted into law. Certain provisions of H.R. 1 affected the Company’s current cash tax liability, primarily due to the acceleration of tax deductions on investments in fixed assets and research & development expenditures. However, these effects had no impact on the Company’s total income tax expense and were not material to the Company’s consolidated financial statements. The Company will continue to monitor regulatory guidance and interpretive developments related to the H.R. 1 and will recognize any additional impact in the period in which they become known.

NOTE 8
Goodwill and other intangibles. The summary of changes in goodwill is as follows:

	Title	Real Estate Solutions	Corporate	Total
	(in $ thousands)
Balances at January 1, 2024	707,935	364,194	—	1,072,129
Acquisitions	12,666	—	—	12,666
Purchase accounting adjustments	186	—	—	186
Disposals	(842)	—	—	(842)
Balances at December 31, 2024	719,945	364,194	—	1,084,139
Acquisitions	8,608	179,211	—	187,819
Balances at December 31, 2025	728,553	543,405	—	1,271,958

An aggregate of $86.6 million of the goodwill recognized in 2025 related to acquisitions is tax-deductible over a period of 15 years from the corresponding acquisition date, while there was no such amount recognized in 2024. In connection with all of its acquisitions, the Company recorded other intangible assets of $184.0 million and $12.0 million during 2025 and 2024, respectively.

In December 2025, the Company acquired all of Mortgage Contracting Services (MCS) for a total cash purchase consideration of $332.7 million. MCS provides property preservation and field services to mortgage servicers and is included in the real estate solutions segment. Based on management's provisional purchase accounting, which is expected to be completed within the one-year measurement period from the acquisition date, the Company recognized fair value amounts of assets acquired and liabilities assumed at acquisition date, primarily related to goodwill ($152.2 million), other intangible assets ($175.0 million), trade receivables ($17.9 million) and accounts payable and accrued liabilities ($10.2 million). Provisional other intangible assets recognized were primarily related to customer relationships, internally-developed technology and trademark.

The summary of other intangibles by major class (refer to Note 1-M) is as follows:

	Customer Relationships	Technology	Others	Total
	(in $ thousands)
Balances at December 31, 2025:
Gross	315,402	106,763	66,130	488,295
Accumulated amortization	(61,064)	(69,244)	(32,852)	(163,160)
Net	254,338	37,519	33,278	325,135

Balances at December 31, 2024:
Gross	174,302	81,062	48,957	304,321
Accumulated amortization	(46,141)	(53,984)	(31,121)	(131,246)
Net	128,161	27,078	17,836	173,075

Total amortization expense recorded for other intangible assets was $31.9 million and $32.1 million in 2025 and 2024, respectively. The annual amortization expense expected to be recognized in the next five years relating to other intangible assets is approximately $31.8 million in 2026, $23.0 million in 2027, $21.7 million in 2028, $21.0 million in 2029 and $19.7 million in 2030.

NOTE 9

Notes payable and line of credit. A summary of notes payable and line of credit is as follows:

	2025	2024
	(in $ thousands)
3.6% Senior Notes	446,234	445,672
Line of credit facility (1)	200,000	—
Other notes payable	372	169
	646,606	445,841

(1) Applicable interest rate was 5.4% during the year ended December 31, 2025.

In November 2021, the Company completed an underwritten offering of $450 million aggregate principal amount of unsecured 3.6% Senior Notes due on November 15, 2031 (Senior Notes). The proceeds from the issuance of the Senior Notes, net of underwriting discounts and issuance costs, were $444.0 million, which were used to repay an outstanding balance on a previous term loan and for general corporate purposes. Interest on the Senior Notes is paid semi-annually in May and November at a fixed rate of 3.6% per annum. At any time prior to August 15, 2031, the Senior Notes are subject to redemption, at the Company's option, upon not less than 15 days' notice, in whole or in part, at a redemption price equal to the greater of: 100% of the principal amount of the Senior Notes to be redeemed, or the sum of the present values of the remaining scheduled payments of principal and interest to be redeemed. The Senior Notes are the Company’s general senior unsecured obligations, are not guaranteed by any of the Company’s subsidiaries, rank equally in right of payment with the Company’s existing and future senior unsecured indebtedness, and are effectively subordinated to all liabilities of the Company’s subsidiaries and to all of the Company’s secured indebtedness to the extent of the value of the collateral securing such indebtedness. As of December 31, 2025 and 2024, the fair value of the Senior Notes, based on trade transactions on or near year-end, was $397.6 million and $392.2 million, respectively. These values are considered Level 1 inputs based on the fair value hierarchy discussed in Note 5.

In October 2021, the Company entered into a senior unsecured credit agreement, comprising of a $200.0 million unsecured revolving credit facility (maturing in October 2026). In October 2025, the Company entered into a new senior unsecured credit agreement (the New Credit Agreement) which amended and replaced the previously existing senior unsecured credit agreement. The New Credit Agreement is comprised of a $300.0 million unsecured revolving credit facility, which matures in October 2030 and includes an option to increase the revolving credit facility by up to $125.0 million. The New Credit Agreement is guaranteed by the certain of the Company's wholly-owned subsidiaries. At the Company’s election, borrowings under the New Credit Agreement will bear interest at either (a) the Base Rate plus the Applicable Margin (each as defined in the agreement) or (b) the adjusted Term SOFR (as defined in the agreement) plus the applicable margin. The applicable margin, based on the Company's Debt to Capitalization Ratio (as defined in the agreement), for revolving loans ranges from 0.25% to 0.625% per annum for Base Rate borrowings and 1.25% to 1.625% per annum for Term SOFR borrowings. Further, a commitment fee accrues, based on the Company's debt to capitalization Ratio, ranging from 0.10% to 0.25% per annum on the average daily unused portion of the commitments. The New Credit Agreement also contains certain consolidated financial covenants which, as detailed in the agreement, limit the Company's maximum debt to total capitalization ratio and minimum consolidated net worth.

During December 2025, the Company drew $200.0 million from the revolving line of credit which remained outstanding at the end of 2025. As of December 31, 2025, the remaining balance of the line of credit available for use was $97.5 million, net of an unused $2.5 million letter of credit. The Company was in compliance with all covenants as of December 31, 2025 and 2024 under the New Credit Agreement.

The Company's qualified intermediary in tax-deferred property exchanges pursuant to Section 1031 of the Internal Revenue Code (Section 1031) enters into short-term loan agreements with parties to an exchange in the ordinary course of its business. The outstanding balances pursuant to these loans are presented as part of other notes payable in the above table and are secured by cash that is included in cash and cash equivalents on the Company's consolidated balance sheet. Borrowings and repayments on these short-term loans are reflected as financing activities in the consolidated statements of cash flows.

NOTE 10

Estimated title losses. A summary of estimated title losses is as follows:

	2025	2024	2023
	(in $ thousands, except for loss ratios)
Balances at January 1	511,534	528,269	549,448
Provisions:
Current year	79,044	71,350	66,818
Previous policy years	2,624	9,061	13,464
Total provisions	81,668	80,411	80,282
Payments, net of recoveries:
Current year	(18,249)	(17,917)	(19,209)
Previous policy years	(58,598)	(67,504)	(85,108)
Total payments, net of recoveries	(76,847)	(85,421)	(104,317)
Effects of changes in foreign currency exchange rates	8,118	(11,725)	2,856
Balances at December 31	524,473	511,534	528,269
Loss ratios as a percentage of title operating revenues:
Current year provisions	3.3%	3.5%	3.4%
Total provisions	3.4%	3.9%	4.1%

NOTE 11

Share-based payments. As part of its incentive compensation program for executives and senior management employees, the Company provides share-based awards, which primarily include a combination of time-based restricted stock units and performance-based restricted stock units, and are typically granted annually during the first quarter of the year. Each restricted stock unit represents a contractual right to receive a share of the Company's Common Stock. The time-based units generally vest on each of the first three anniversaries of the grant date, while the performance-based units vest upon achievement of certain financial objectives and employee service requirements over a period of approximately three years. The Company has not granted stock options since 2021 and all outstanding stock option awards are already fully vested. The compensation expense associated with the share-based awards is calculated based on the fair value of the related award and recognized over the corresponding vesting period, and is presented as part of employee costs in the consolidated statement of income and comprehensive income. Award forfeitures are recorded as credits against employee costs in the period in which they occur.

The aggregate grant-date fair value of restricted stock unit awards to employees during 2025, 2024 and 2023 was $17.1 million (241,800 stock units with an average grant price of $70.69), $18.9 million (297,400 stock units with an average grant price of $63.41) and $12.3 million (299,000 stock units with an average grant price of $41.09), respectively.

A summary of the restricted stock unit activity during the year ended December 31, 2025 is presented below:

	Units	Weighted-Average Grant-Date Fair Value per Share ($)

Outstanding at January 1, 2025	516,090	54.50
Granted	241,783	70.69
Converted	(191,681)	55.59
Forfeited	(11,653)	59.95
Outstanding at December 31, 2025	554,539	61.06
Unvested at December 31, 2025	530,938	61.54

A summary of the stock option activity during the year ended December 31, 2025 is presented below:

	Units	Weighted-Average Exercise Price ($)

Outstanding at January 1, 2025	536,000	42.62
Exercised	(40,801)	45.73
Outstanding at December 31, 2025	495,199	42.36
Unvested at December 31, 2025	—	—

As of December 31, 2025, the aggregate intrinsic value and weighted average remaining contractual term related to outstanding options was $13.8 million and 4.3 years, respectively.

The fair value of grants that vested in 2025 and 2024 aggregated to $13.2 million and $13.0 million, respectively. For the years ended December 31, 2025, 2024 and 2023, compensation costs recognized related to share-based awards to employees were approximately $16.1 million, $12.7 million and $10.1 million, respectively. The total tax benefits recognized in the consolidated statements of income and comprehensive income from tax deductions relating to vesting of equity awards in 2025, 2024 and 2023 were $2.3 million, $2.2 million and $0.9 million, respectively. As of December 31, 2025, compensation costs not yet recognized related to all employee nonvested awards was $13.8 million, which is expected to be recognized over a weighted average period of 1.0 year.

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

The calculation of the basic and diluted EPS is as follows:

	For the Years Ended December 31,
	2025	2024	2023
Numerator (in $ thousands):
Net income attributable to Stewart	115,535	73,310	30,439

Denominator (in thousands):
Basic average shares outstanding	28,069	27,628	27,293
Average number of dilutive shares relating to options	201	225	69
Average number of dilutive shares relating to restricted units	290	276	158
Diluted average shares outstanding	28,560	28,129	27,520

Basic earnings per share attributable to Stewart ($)	4.12	2.65	1.12
Diluted earnings per share attributable to Stewart ($)	4.05	2.61	1.11

NOTE 13

Reinsurance. As is industry practice, the Company cedes risks to other title insurance underwriters and reinsurers on certain transactions. However, the Company remains liable if the reinsurer should fail to meet its obligations. The Company also assumes risks from other underwriters on a transactional basis as well as on certain reinsurance treaties. Payments and recoveries on reinsured losses were insignificant during each of the years ended December 31, 2025, 2024, and 2023. The total amount of premiums for assumed and ceded risks was less than 0.3% of consolidated title revenues in each of the last three years and there were no outstanding amounts of reinsurance recoverable or payable at December 31, 2025 and 2024.

NOTE 14

Leases. Total operating lease expense was $46.6 million, $46.3 million and $49.6 million in 2025, 2024 and 2023, respectively, which included $3.2 million, $3.4 million and $3.3 million, respectively, of lease expense related to short-term leases and equipment. Total finance lease expense was $0.2 million, $0.3 million and $0.6 million in 2025, 2024 and 2023, respectively.

Total operating lease liabilities are presented on the consolidated balance sheets and there were no material outstanding finance lease obligations at December 31, 2025 and 2024. Lease-related assets as of December 31 are as follows:

	2025	2024
	(in $ thousands)
Operating lease assets, net of accumulated amortization	106,034	102,210
Finance lease assets, net of accumulated depreciation	—	473
Total lease assets	106,034	102,683

Other information related to operating leases during the years ended December 31 is as follows:

	2025	2024

Cash paid for amounts included in the measurement of lease liabilities (in $ thousands)	45,114	48,533
Lease assets obtained in exchange for lease obligations (in $ thousands)	45,620	25,980
Weighted average remaining lease term (years):	4.7	3.8
Weighted average discount rate	5.1%	4.7%

Future minimum lease payments under operating leases as of December 31, 2025 are as follows:

(in $ thousands)
2026	37,096
2027	28,353
2028	21,641
2029	16,833
2030	10,672
Thereafter	26,675
Total future minimum lease payments	141,270
Less: imputed interest	(19,117)
Net future minimum lease payments	122,153

NOTE 15

Contingent liabilities and commitments. The Company routinely holds third-party funds in segregated escrow accounts pending the closing of real estate transactions resulting in a contingent liability to the Company of approximately $1.7 billion at December 31, 2025. In addition, the Company is contingently liable for disbursements of escrow funds held by independent agencies in those cases where specific insured closing guarantees have been issued. The Company owns a qualified intermediary engaged in Section 1031 tax-deferred property exchanges. The Company holds the proceeds from these transactions until a qualifying exchange can occur. This resulted in a contingent liability to the Company of approximately $1.2 billion at December 31, 2025. As with industry practice, escrow and Section 1031 exchanger fund accounts are not included in the consolidated balance sheets.

In the ordinary course of business, the Company guarantees the third-party indebtedness of certain of its consolidated subsidiaries. As of December 31, 2025, the maximum potential future payments on the guarantees are not more than the related notes payable and line of credit balance recorded in the consolidated balance sheets (refer to Note 9). The Company also guarantees the indebtedness related to lease obligations of certain of its consolidated subsidiaries. The maximum future obligations arising from these lease-related guarantees are not more than the Company’s future lease obligations (refer to Note 14) plus lease operating expenses. As of December 31, 2025, the Company also had unused letters of credit aggregating $4.9 million related to workers’ compensation coverage and other insurance. The Company does not expect to make any payments on these guarantees.

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

NOTE 17

Revenues. The Company's operating revenues, summarized by type, are as follows:

	2025	2024	2023
	(in $ thousands)
Title insurance premiums:
Direct	822,784	702,565	635,435
Agency	1,262,568	1,043,173	985,989
Escrow fees	171,826	157,282	153,670
Real estate solutions and abstract fees	509,321	423,976	330,804
Other revenues	91,802	95,116	106,342
	2,858,301	2,422,112	2,212,240

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

Statement of income information related to these reportable segments, including major expense captions used to calculate pretax income, for the years ended December 31 is as follows:

	2025	2024	2023
	(in $ thousands)
Title:
Revenues	2,482,018	2,132,955	1,997,128
Expenses
Amounts retained by agencies	1,047,660	864,807	813,519
Employee costs	754,339	677,378	648,832
Other operating expenses	381,832	339,950	320,529
Title losses and related claims	81,668	80,411	80,282
Depreciation and amortization	33,712	35,047	35,000
Interest	1,721	1,584	1,442
	2,300,932	1,999,177	1,899,604
Pretax income	181,086	133,778	97,524

Real estate solutions:
Revenues	438,368	358,673	263,681
Expenses
Employee costs	62,479	54,572	49,320
Other operating expenses	327,668	258,827	179,640
Depreciation and amortization	26,239	25,104	25,802
Interest	3	9	239
	416,389	338,512	255,001
Pretax income	21,979	20,161	8,680

Corporate:
Revenues (net realized losses)	1,250	(1,209)	(3,468)
Expenses
Employee costs	13,776	13,455	14,642
Other operating expenses	5,126	5,182	7,532
Depreciation and amortization	1,119	1,461	1,645
Interest	18,720	18,321	18,056
	38,741	38,419	41,875
Pretax loss	(37,491)	(39,628)	(45,343)

Consolidated Stewart:
Revenues	2,921,636	2,490,419	2,257,341
Expenses
Amounts retained by agencies	1,047,660	864,807	813,519
Employee costs	830,594	745,405	712,794
Other operating expenses	714,626	603,959	507,701
Title losses and related claims	81,668	80,411	80,282
Depreciation and amortization	61,070	61,612	62,447
Interest	20,444	19,914	19,737
	2,756,062	2,376,108	2,196,480
Pretax income	165,574	114,311	60,861

The Company does not provide asset information by reportable segment as it does not routinely evaluate the asset position by segment.

Revenues for the years ended December 31 in the United States and all international operations are as follows:

	2025	2024	2023
	(in $ thousands)
United States	2,765,208	2,342,286	2,122,565
International	156,428	148,133	134,776
	2,921,636	2,490,419	2,257,341

NOTE 19

Other comprehensive income (loss). Changes in the balances of each component of other comprehensive income (loss) and the related tax effects are as follows (in $ thousands):

	For the Year Ended December 31, 2025			For the Year Ended December 31, 2024			For the Year Ended December 31, 2023
	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount	Before-Tax Amount	Tax Expense (Benefit)	Net-of Tax Amount	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount
Foreign currency translation adjustments	13,633	2,111	11,522	(18,885)	(4,078)	(14,807)	6,407	1,130	5,277
Net unrealized gains and losses on investments:
Change in net unrealized gains and losses on investments	10,677	2,242	8,435	6,989	1,468	5,521	13,242	2,781	10,461
Reclassification adjustment for realized gains and losses on investments	1,939	407	1,532	1,397	293	1,104	494	104	390
	12,616	2,649	9,967	8,386	1,761	6,625	13,736	2,885	10,851
Other comprehensive income (loss)	26,249	4,760	21,489	(10,499)	(2,317)	(8,182)	20,143	4,015	16,128

NOTE 20

Common Stock. During 2025, the Company issued an aggregate of 2,185,000 new shares of its Common Stock ($1 par value), which included shares purchased by the underwriters to the transaction. Proceeds from the Common Stock issuance, net of issuance costs, amounted to $140.8 million.

SCHEDULE I
STEWART INFORMATION SERVICES CORPORATION
(Parent Company)
STATEMENTS OF INCOME AND RETAINED EARNINGS

	For the Years Ended December 31,
	2025	2024	2023
	(in $ thousands)
Revenues
Net interest and other income (net realized losses)	433	(159)	(2,222)

Expenses
Interest	19,054	18,691	18,402
Other operating expenses	10,118	6,033	8,440
	29,172	24,724	26,842
Loss before taxes and income from investments in subsidiaries	(28,739)	(24,883)	(29,064)
Income tax (expense) benefit	(21)	417	(28)
Income from investments in subsidiaries	144,295	97,776	59,531
Net income	115,535	73,310	30,439

Retained earnings at beginning of year	1,089,484	1,070,841	1,091,816
Cash dividends on Common Stock	(59,604)	(54,667)	(51,414)
Retained earnings at end of year	1,145,415	1,089,484	1,070,841
See accompanying notes to financial statement information.
See accompanying Report of Independent Registered Public Accounting Firm.

STEWART INFORMATION SERVICES CORPORATION
(Parent Company)
BALANCE SHEETS

	As of December 31,
	2025	2024
	(in $ thousands)
Assets
Cash and cash equivalents	110,128	1,070
Receivables from affiliates	45,537	3,772
Property and equipment, at cost:
Furniture and equipment	2,060	2,060
Accumulated depreciation	(953)	(545)
	1,107	1,515
Investments in subsidiaries, on an equity-method basis	2,143,882	1,853,640
Operating lease assets	15,926	312
Goodwill	8,068	8,068
Other assets	20,236	16,194
	2,344,884	1,884,571
Liabilities
Accounts payable and other liabilities	28,036	26,256
Operating lease liabilities	19,530	501
Notes payable	656,234	455,672
	703,800	482,429
Contingent liabilities and commitments	—	—
Stockholders’ equity
Common Stock – $1 par, authorized 51,500,000; issued 30,575,472 and 28,115,852; outstanding 30,223,311 and 27,763,691, respectively	30,577	28,117
Additional paid-in capital	489,666	330,604
Retained earnings	1,145,415	1,089,484
Accumulated other comprehensive loss (AOCI):
Foreign currency translation adjustments	(21,864)	(33,386)
Net unrealized investment losses	(44)	(10,011)
Treasury stock – 352,161 common shares, at cost	(2,666)	(2,666)
Total stockholders’ equity	1,641,084	1,402,142
	2,344,884	1,884,571

See accompanying notes to financial statement information.
See accompanying Report of Independent Registered Public Accounting Firm.

STEWART INFORMATION SERVICES CORPORATION
(Parent Company)
STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2025	2024	2023
	(in $ thousands)
Reconciliation of net income to cash provided by operating activities:
Net income	115,535	73,310	30,439
Add (deduct):
Depreciation	408	355	169
(Increase) decrease in receivables – net	(41,765)	46,411	(1,128)
(Increase) decrease in other assets – net	(3,065)	1,301	(764)
Increase (decrease) in payables and accrued liabilities – net	4,099	(2,881)	1,717
Income from and other adjustments for subsidiaries	119,137	(13,743)	11,753
Cash provided by operating activities	194,349	104,753	42,186
Investing activities:
Investments in and contributions to subsidiaries	(370,251)	(62,197)	(19,000)
Purchase of property and equipment	—	(346)	(1,692)
Cash used by investing activities	(370,251)	(62,543)	(20,692)
Financing activities:
Dividends paid	(58,485)	(53,916)	(50,523)
Repurchases of Common Stock	(3,887)	(3,844)	(1,783)
Proceeds from stock option and employee stock purchase plan exercises	7,502	10,550	4,970
Proceeds from notes payable	200,000	—	—
Issuance of new Common Stock	140,807	—	—
Payment for debt issuance costs	(977)	—	—
Cash provided (used) by financing activities	284,960	(47,210)	(47,336)
Change in cash and cash equivalents	109,058	(5,000)	(25,842)
Cash and cash equivalents at beginning of year	1,070	6,070	31,912
Cash and cash equivalents at end of year	110,128	1,070	6,070
Supplemental information:
Income taxes paid, net	1,547	4,961	—
Interest paid	17,930	17,035	17,197
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

Dividends received. During 2025 and 2024, Stewart Title Guaranty Company, a wholly-owned subsidiary, paid to the Parent Company dividends of $173.0 million and $30.0 million, respectively, and none in 2023. Also, during 2025, 2024 and 2023, the Parent Company received dividends of $53.2 million, $46.5 million and $62.0 million, respectively, from its unregulated subsidiaries, primarily related to real estate solutions operations.

SCHEDULE II
STEWART INFORMATION SERVICES CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
December 31, 2025

Col. A	Col. B	Col. C Additions	Col. D Deductions		Col. E
Description	Balance at beginning of period	Charged to costs and expenses	(Describe)		Balance At end of period
	(in $ thousands)
Year ended December 31, 2025:
Estimated title losses	511,534	81,668	68,729	(A)	524,473
Valuation allowance for deferred tax assets	17,327	2,656	—		19,983
Allowance for credit losses	7,725	2,318	2,238	(B)	7,805
Year ended December 31, 2024:
Estimated title losses	528,269	80,411	97,146	(A)	511,534
Valuation allowance for deferred tax assets	13,362	4,062	97		17,327
Allowance for credit losses	7,583	2,214	2,072	(B)	7,725
Year ended December 31, 2023:
Estimated title losses	549,448	80,282	101,461	(A)	528,269
Valuation allowance for deferred tax assets	6,202	8,851	1,691		13,362
Allowance for credit losses	7,309	1,934	1,660	(B)	7,583

(A)Represents primarily payments of policy and escrow losses and loss adjustment expenses (refer to Note 10).
(B)Represents uncollectible accounts written off.
See accompanying Report of Independent Registered Public Accounting Firm.