Form 10-Q
period 2026-03-31
STEWART INFORMATION SERVICES CORP
filed 2026-05-06
CIK 94344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☑
On April 29, 2026, there were 30,427,083 outstanding shares of the issuer's Common Stock.

FORM 10-Q QUARTERLY REPORT
QUARTER ENDED MARCH 31, 2026

As used in this report, “we,” “us,” “our,” "Registrant," the “Company” and “Stewart” mean Stewart Information Services Corporation and our subsidiaries, unless the context indicates otherwise.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
	2026	2025
	(in $'000, except per share)
Revenues
Direct title revenues	270,177	231,680
Agency title revenues	333,006	267,518
Real estate solutions	161,371	97,077
Operating revenues	764,554	596,275
Investment income	13,851	12,656
Net realized and unrealized gains	2,902	3,053
	781,307	611,984
Expenses
Amounts retained by agencies	276,142	221,377
Employee costs	221,098	185,811
Other operating expenses	217,517	160,911
Title losses and related claims	18,442	17,702
Depreciation and amortization	16,855	15,322
Interest	7,628	4,961
	757,682	606,084
Income before taxes and noncontrolling interests	23,625	5,900
Income tax expense	(4,556)	(484)
Net income	19,069	5,416
Less net income attributable to noncontrolling interests	2,105	2,339
Net income attributable to Stewart	16,964	3,077

Net income	19,069	5,416
Other comprehensive (loss) income, net of taxes
Foreign currency translation adjustments	(2,641)	979
Change in net unrealized gains and losses on investments	(2,819)	5,356
Reclassification adjustments for realized gains and losses on investments	9	36
Other comprehensive (loss) income, net of taxes	(5,451)	6,371
Comprehensive income	13,618	11,787
Less net income attributable to noncontrolling interests	2,105	2,339
Comprehensive income attributable to Stewart	11,513	9,448

Basic average shares outstanding (000)	30,297	27,828
Basic earnings per share attributable to Stewart	0.56	0.11
Diluted average shares outstanding (000)	30,809	28,341
Diluted earnings per share attributable to Stewart	0.55	0.11
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2026 (Unaudited)	December 31, 2025
	(in $'000, except share amounts)
Assets
Cash and cash equivalents	271,235	321,775
Short-term investments	46,250	47,899
Investments, at fair value:
Debt securities (amortized cost of $554,775 and $558,544)	551,161	558,488
Equity securities	51,324	47,682
	602,485	606,170
Receivables:
Premiums from agencies	35,473	38,286
Trade and other	145,605	116,626
Income taxes	5,149	3,145
Notes	39,136	39,812
Allowance for uncollectible amounts	(9,160)	(7,805)
	216,203	190,064
Property and equipment:
Land	1,597	1,597
Buildings and improvements	16,303	16,231
Furniture and equipment	271,545	259,581
Accumulated depreciation	(197,553)	(192,079)
	91,892	85,330
Operating lease assets	107,988	106,034
Title plants, at cost	81,711	81,670
Goodwill	1,276,164	1,271,958
Intangible assets, net of amortization	316,097	325,135
Deferred tax assets	7,738	7,656
Other assets	220,224	209,114
	3,237,987	3,252,805
Liabilities
Notes payable	646,748	646,606
Accounts payable and accrued liabilities	251,949	255,852
Operating lease liabilities	123,859	122,153
Estimated title losses	516,776	524,473
Deferred tax liabilities	52,991	53,323
	1,592,323	1,602,407
Contingent liabilities and commitments
Stockholders’ equity
Common Stock ($1 par value) and additional paid-in capital	521,984	520,243
Retained earnings	1,146,038	1,145,415
Accumulated other comprehensive loss:
Foreign currency translation adjustments	(24,505)	(21,864)
Net unrealized losses on debt securities investments	(2,854)	(44)
Treasury stock – 352,161 common shares, at cost	(2,666)	(2,666)
Stockholders’ equity attributable to Stewart	1,637,997	1,641,084
Noncontrolling interests	7,667	9,314
Total stockholders’ equity (30,424,694 and 30,223,311 shares outstanding)	1,645,664	1,650,398
	3,237,987	3,252,805
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2026	2025
	(in $'000)
Reconciliation of net income to cash used by operating activities:
Net income	19,069	5,416
Add (deduct):
Depreciation and amortization	16,855	15,322
Adjustments for bad debt provisions	1,846	922
Net realized and unrealized gains	(2,902)	(3,053)
Amortization of net discount on debt securities investments	(405)	(527)
Payments for title losses in excess of provisions	(6,023)	(1,337)
Increase in receivables – net	(25,086)	(15,226)
Increase in other assets – net	(9,710)	(16,619)
Decrease in accounts payable and other liabilities – net	(4,025)	(18,737)
Change in net deferred income taxes	1,230	(24)
Net income from equity method investments	(249)	(269)
Dividends received from equity method investments	559	585
Stock-based compensation expense	4,171	3,488
Other – net	180	132
Cash used by operating activities	(4,490)	(29,927)
Investing activities:
Proceeds from sales of investments in securities	1,006	16,009
Proceeds from matured investments in debt securities	13,855	11,864
Purchases of investments in securities	(18,805)	(22,377)
Net sales (purchases) of short-term investments	135	(4,275)
Purchases of property and equipment and other long-lived assets	(16,442)	(12,314)
Proceeds from sale of property and equipment and other assets	53	1,537
Cash paid for acquisition of businesses and related assets	(1,905)	(7,424)
Increase in notes receivable	—	(2,500)
Purchases of cost-basis and other investments	(71)	(909)
Other – net	319	382
Cash used by investing activities	(21,855)	(20,007)
Financing activities:
Proceeds from notes payable	2,564	995
Payments on notes payable	(2,503)	(1,115)
Distributions to noncontrolling interests	(3,948)	(3,850)
Contributions from noncontrolling interests	112	—
Repurchases of Common Stock	(5,233)	(3,365)
Proceeds from stock option and employee stock purchase plan exercises	2,803	2,897
Cash dividends paid	(16,341)	(13,942)
Payment of contingent consideration related to acquisitions	(316)	(265)
Cash used by financing activities	(22,862)	(18,645)
Effects of changes in foreign currency exchange rates	(1,333)	791
Change in cash and cash equivalents	(50,540)	(67,788)
Cash and cash equivalents at beginning of period	321,775	216,298
Cash and cash equivalents at end of period	271,235	148,510
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	Common Stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Noncontrolling interests	Total
	(in $'000)
Three Months Ended March 31, 2026
Balance at December 31, 2025	30,577	489,666	1,145,415	(21,908)	(2,666)	9,314	1,650,398
Net income attributable to Stewart	—	—	16,964	—	—	—	16,964
Dividends on Common Stock ($0.53 per share)	—	—	(16,341)	—	—	—	(16,341)
Stock-based compensation	235	3,936	—	—	—	—	4,171
Stock repurchases	(82)	(5,151)	—	—	—	—	(5,233)
Stock option and employee stock purchase plan exercises	49	2,754	—	—	—	—	2,803
Change in net unrealized gains and losses on investments, net of taxes	—	—	—	(2,819)	—	—	(2,819)
Reclassification adjustment for realized gains and losses on investments, net of taxes	—	—	—	9	—	—	9
Foreign currency translation adjustments, net of taxes	—	—	—	(2,641)	—	—	(2,641)
Net income attributable to noncontrolling interests	—	—	—	—	—	2,105	2,105
Distributions to noncontrolling interests	—	—	—	—	—	(3,948)	(3,948)
Net effect of other changes in ownership	—	—	—	—	—	196	196
Balance at March 31, 2026	30,779	491,205	1,146,038	(27,359)	(2,666)	7,667	1,645,664

Three Months Ended March 31, 2025
Balance at December 31, 2024	28,117	330,604	1,089,484	(43,397)	(2,666)	8,947	1,411,089
Net income attributable to Stewart	—	—	3,077	—	—	—	3,077
Dividends on Common Stock ($0.50 per share)	—	—	(14,183)	—	—	—	(14,183)
Stock-based compensation	150	3,338	—	—	—	—	3,488
Stock repurchases	(48)	(3,317)	—	—	—	—	(3,365)
Stock option and employee stock purchase plan exercises	54	2,843	—	—	—	—	2,897
Change in net unrealized gains and losses on investments, net of taxes	—	—	—	5,356	—	—	5,356
Reclassification adjustment for realized gains and losses on investments, net of taxes	—	—	—	36	—	—	36
Foreign currency translation adjustments, net of taxes	—	—	—	979	—	—	979
Net income attributable to noncontrolling interests	—	—	—	—	—	2,339	2,339
Distributions to noncontrolling interests	—	—	—	—	—	(3,850)	(3,850)
Balance at March 31, 2025	28,273	333,468	1,078,378	(37,026)	(2,666)	7,436	1,407,863
See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1

Interim financial statements. The financial information contained in this report for the three months ended March 31, 2026 and 2025, and as of March 31, 2026, is unaudited. This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission on February 27, 2026 (2025 Form 10-K).

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

C. Restrictions on cash and investments. The Company maintains investments in accordance with certain statutory requirements in the states of domicile of our underwriters for the funding of statutory premium reserves. Statutory reserve funds are required to be fully funded and invested in high-quality securities and short-term investments. Statutory reserve funds are not available for current claim payments, which must be funded from current operating cash flow. Included in investments in debt and equity securities are statutory reserve funds of approximately $494.4 million and $492.0 million at March 31, 2026 and December 31, 2025, respectively. In addition, included within cash and cash equivalents are statutory reserve funds of approximately $3.8 million and $4.4 million at March 31, 2026 and December 31, 2025, respectively. Although these cash statutory reserve funds are not restricted or segregated in depository accounts, they are required to be held pursuant to state statutes. If the Company fails to maintain minimum investments or cash and cash equivalents sufficient to meet statutory requirements, the Company may be subject to fines or other penalties, including potential revocation of its business license. These funds are not available for any other purpose. In the event that insurance regulators adjust the determination of the statutory premium reserves of the Company’s title insurers, these restricted funds as well as statutory surplus would correspondingly increase or decrease.

NOTE 2

Revenues. The Company's operating revenues, summarized by type, are as follows:

	Three Months Ended March 31,
	2026	2025
	(in $ thousands)
Title insurance premiums:
Direct	192,716	162,824
Agency	333,006	267,518
Escrow fees	39,090	34,478
Real estate solutions and abstract fees	177,538	113,466
Other revenues	22,204	17,989
	764,554	596,275

NOTE 3

Investments in debt and equity securities. As of March 31, 2026 and December 31, 2025, the net unrealized investment gains relating to investments in equity securities held were $18.1 million and $14.8 million, respectively (refer to Note 5).

The amortized costs and fair values of investments in debt securities are as follows:

	March 31, 2026		December 31, 2025
	Amortized costs	Fair values	Amortized costs	Fair values
	(in $ thousands)
Municipal	9,878	9,870	12,292	12,274
Corporate	145,789	143,285	144,571	143,621
Foreign	340,382	339,350	347,588	348,084
U.S. Treasury Bonds	58,726	58,656	54,093	54,509
	554,775	551,161	558,544	558,488

Foreign debt securities consist of Canadian government, provincial and corporate bonds, United Kingdom treasury and corporate bonds, and Mexican government bonds.

Gross unrealized gains and losses on investments in debt securities are as follows:

	March 31, 2026		December 31, 2025
	Gains	Losses	Gains	Losses
	(in $ thousands)
Municipal	6	14	5	23
Corporate	833	3,337	1,646	2,596
Foreign	2,814	3,846	3,645	3,149
U.S. Treasury Bonds	260	330	543	127
	3,913	7,527	5,839	5,895

Debt securities as of March 31, 2026 mature, according to their contractual terms, as follows (actual maturities may differ due to call or prepayment rights):

	Amortized costs	Fair values
	(in $ thousands)
In one year or less	74,177	74,065
After one year through five years	280,783	279,233
After five years through ten years	186,074	185,330
After ten years	13,741	12,533
	554,775	551,161

Gross unrealized losses on investments in debt securities and the fair values of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2026, were:

	Less than 12 months		More than 12 months		Total
	Losses	Fair values	Losses	Fair values	Losses	Fair values
	(in $ thousands)
Municipal	3	2,432	11	2,499	14	4,931
Corporate	243	25,258	3,094	70,236	3,337	95,494
Foreign	901	89,000	2,945	113,451	3,846	202,451
U.S. Treasury Bonds	216	29,526	114	5,808	330	35,334
	1,363	146,216	6,164	191,994	7,527	338,210

The number of specific debt investment holdings held in an unrealized loss position as of March 31, 2026 was 205. Of these securities, 101 were in unrealized loss positions for more than 12 months. Total gross unrealized investment losses increased at March 31, 2026 compared to December 31, 2025, primarily due to higher interest rates in 2026. Since the Company does not intend to sell and will more likely than not maintain each investment security until its maturity or anticipated recovery in value, and no significant credit risk is deemed to exist, these investments are not considered as credit-impaired. The Company believes its investment portfolio is diversified and expects no material loss to result from the failure to perform by issuers of the debt securities it holds. Investments made by the Company are not collateralized.

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

As of March 31, 2026, financial instruments measured at fair value on a recurring basis are summarized below:

	Level 1	Level 2	Fair value measurements
	(in $ thousands)
Investments in securities:
Debt securities:
Municipal	—	9,870	9,870
Corporate	—	143,285	143,285
Foreign	—	339,350	339,350
U.S. Treasury Bonds	—	58,656	58,656
Equity securities	51,324	—	51,324
	51,324	551,161	602,485

As of December 31, 2025, financial instruments measured at fair value on a recurring basis are summarized below:

	Level 1	Level 2	Fair value measurements
	(in $ thousands)
Investments in securities:
Debt securities:
Municipal	—	12,274	12,274
Corporate	—	143,621	143,621
Foreign	—	348,084	348,084
U.S. Treasury Bonds	—	54,509	54,509
Equity securities	47,682	—	47,682
	47,682	558,488	606,170

As of March 31, 2026 and December 31, 2025, Level 1 financial instruments consist of equity securities. Level 2 financial instruments consist of municipal, governmental, and corporate bonds, both U.S. and foreign. In accordance with the Company’s policies and guidelines which incorporate relevant statutory requirements, the Company’s third-party registered investment manager invests only in securities rated as investment grade or higher by the major rating services, where observable valuation inputs are significant. The fair value of the Company's investments in debt and equity securities is primarily determined using a third-party pricing service provider. The third-party pricing service provider calculates the fair values using both market approach and model valuation methods, as well as pricing information obtained from brokers, dealers and custodians. Management ensures the reasonableness of the third-party service valuations by comparing them with pricing information from the Company's investment manager.

NOTE 5

Net realized and unrealized gains. Realized and unrealized gains and losses are detailed as follows:

	Three Months Ended March 31,
	2026	2025
	(in $ thousands)
Realized gains	2	556
Realized losses	(446)	(678)
Net unrealized investment gains recognized on equity securities still held	3,346	3,175
	2,902	3,053

Investment gains and losses recognized related to investments in equity securities are as follows:

	Three Months Ended March 31,
	2026	2025
	(in $ thousands)
Net investment gains recognized on equity securities during the period	3,345	2,854
Less: Net realized losses on equity securities sold during the period	(1)	(321)
Net unrealized investment gains recognized on equity securities still held	3,346	3,175

Proceeds from sales of investments in securities are as follows:

	Three Months Ended March 31,
	2026	2025
	(in $ thousands)
Proceeds from sales of debt securities	939	12,544
Proceeds from sales of equity securities	67	3,465
Total proceeds from sales of investments in securities	1,006	16,009

NOTE 6

Goodwill. The summary of changes in goodwill is as follows:

	Title	Real Estate Solutions	Consolidated Total
	(in $ thousands)
Balances at December 31, 2025	728,553	543,405	1,271,958
Acquisitions	2,185	—	2,185
Purchase accounting adjustments	(117)	2,138	2,021
Balances at March 31, 2026	730,621	545,543	1,276,164

During the first quarter 2026, goodwill recorded was primarily related to an acquisition of a title office in the title segment and purchase accounting adjustments in the real estate solutions segment related to Mortgage Contracting Services (MCS), which was acquired in the fourth quarter 2025. Management expects to complete its purchase accounting for MCS within the one-year measurement period from acquisition date.

NOTE 7

Estimated title losses. A summary of estimated title losses for the three months ended March 31 is as follows:

	2026	2025
	(in $ thousands)
Balances at January 1	524,473	511,534
Provisions:
Current year	17,854	17,318
Previous policy years	588	384
Total provisions	18,442	17,702
Payments, net of recoveries:
Current year	(2,274)	(3,833)
Previous policy years	(22,191)	(15,206)
Total payments, net of recoveries	(24,465)	(19,039)
Effects of changes in foreign currency exchange rates	(1,674)	593
Balances at March 31	516,776	510,790
Loss ratios as a percentage of title operating revenues:
Current year provisions	3.0%	3.5%
Total provisions	3.1%	3.5%

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

During the first three months of 2026 and 2025, the Company granted time-based and performance-based restricted stock units with aggregate grant-date fair values of $18.2 million (304,000 units with an average grant price per unit of $59.92) and $15.1 million (211,000 units with an average grant price per unit of $71.44), respectively.

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

The calculation of the basic and diluted EPS is as follows:

	Three Months Ended March 31,
	2026	2025
Numerator:
Net income attributable to Stewart (in $'000)	16,964	3,077

Denominator (in '000):
Basic average shares outstanding	30,297	27,828
Average number of dilutive shares relating to options	181	201
Average number of dilutive shares relating to restricted units	331	312
Diluted average shares outstanding	30,809	28,341

Basic earnings per share attributable to Stewart ($)	0.56	0.11
Diluted earnings per share attributable to Stewart ($)	0.55	0.11

NOTE 10

Contingent liabilities and commitments. In the ordinary course of business, the Company guarantees the third-party indebtedness of certain of its consolidated subsidiaries. As of March 31, 2026, the maximum potential future payments on the guarantees are not more than the related notes payable recorded in the condensed consolidated balance sheets. The Company also guarantees the indebtedness related to lease obligations of certain of its consolidated subsidiaries. The maximum future obligations arising from these lease-related guarantees are not more than the Company’s future lease obligations, as presented on the condensed consolidated balance sheets, plus lease operating expenses. As of March 31, 2026, the Company also had unused letters of credit aggregating $4.9 million related to workers’ compensation and other insurance. The Company does not expect to make any payments on these guarantees.

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

NOTE 12

Segment information. The Company's chief operating decision maker (CODM) is the chief executive officer, who evaluates the performance of and allocates resources to its three reportable segments: title insurance and related services (title), real estate solutions, and corporate. The Company uses revenues and pretax income in assessing segment performance and trends. The title segment provides services needed to transfer title to property in a real estate transaction and includes services such as searching, abstracting, examining, closing and insuring the condition of the title to the property. In addition, the title segment includes home and personal insurance services, Internal Revenue Code Section 1031 tax-deferred exchanges, and digital customer engagement platform services. The real estate solutions segment supports the real estate industry and primarily includes credit and real estate information services, property preservation and field services, valuation services, online notarization and closing solutions, and capital markets search services. The corporate segment is primarily comprised of the parent holding company and centralized support services departments.

Statement of income information related to these reportable segments, including major expense captions used to calculate pretax income, is as follows:

	Three Months Ended March 31,
	2026	2025
	(in $ thousands)
Title:
Revenues	620,090	514,874
Expenses
Amounts retained by agencies	276,142	221,377
Employee costs	195,366	168,487
Other operating expenses	96,478	86,505
Title losses and related claims	18,442	17,702
Depreciation and amortization	8,239	8,614
Interest	456	422
	595,123	503,107
Pretax income	24,967	11,767

	Three Months Ended March 31,
	2026	2025
	(in $ thousands)
Real estate solutions:
Revenues	161,400	97,112
Expenses
Employee costs	22,360	13,736
Other operating expenses	119,653	72,943
Depreciation and amortization	8,358	6,372
Interest	4	2
	150,375	93,053
Pretax income	11,025	4,059

Corporate:
Revenues - net realized losses	(183)	(2)
Expenses
Employee costs	3,372	3,588
Other operating expenses	1,386	1,463
Depreciation and amortization	258	336
Interest	7,168	4,537
	12,184	9,924
Pretax loss	(12,367)	(9,926)

Consolidated Stewart:
Revenues	781,307	611,984
Expenses
Amounts retained by agencies	276,142	221,377
Employee costs	221,098	185,811
Other operating expenses	217,517	160,911
Title losses and related claims	18,442	17,702
Depreciation and amortization	16,855	15,322
Interest	7,628	4,961
	757,682	606,084
Pretax income	23,625	5,900

The Company does not provide asset information by reportable operating segment as it does not routinely evaluate the asset position by segment.

Total revenues generated in the United States and all international operations are as follows:

	Three Months Ended March 31,
	2026	2025
	(in $ thousands)
United States	747,797	581,575
International	33,510	30,409
	781,307	611,984

NOTE 13
Other comprehensive (loss) income. Changes in the balances of each component of other comprehensive (loss) income and the related tax effects are as follows:

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount
	(in $ thousands)
Net unrealized gains and losses on investments:
Change in net unrealized gains and losses on investments	(3,570)	(751)	(2,819)	6,779	1,423	5,356
Reclassification adjustments for realized gains and losses on investments	12	3	9	46	10	36
	(3,558)	(748)	(2,810)	6,825	1,433	5,392
Foreign currency translation adjustments	(3,537)	(896)	(2,641)	1,436	457	979
Other comprehensive (loss) income	(7,095)	(1,644)	(5,451)	8,261	1,890	6,371

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S OVERVIEW

First quarter 2026 overview. We reported net income attributable to Stewart of $17.0 million ($0.55 per diluted share) for the first quarter 2026, compared to net income attributable to Stewart of $3.1 million ($0.11 per diluted share) for the first quarter 2025. Pretax income before noncontrolling interests for the first quarter 2026 was $23.6 million compared to pretax income before noncontrolling interests of $5.9 million for the prior year quarter. First quarter 2026 and 2025 results included $2.9 million and $3.1 million, respectively, of pretax net realized and unrealized gains, both primarily driven by net gains from fair value changes of equity securities investments recorded in the title segment.

Summary results of the title segment are as follows ($ in millions, except pretax margin):

	For the Three Months Ended March 31,
	2026	2025	% Change

Operating revenues	603.2	499.2	21%
Investment income	13.8	12.6	10%
Net realized and unrealized gains	3.1	3.1	1%
Pretax income	25.0	11.8	112%
Pretax margin	4.0%	2.3%

Title segment operating revenues increased $104.0 million (21%) in the first quarter 2026 compared to the first quarter 2025, driven by strong results across both our direct and agency title operations despite the current market environment. Direct title revenues improved $38.5 million (17%), primarily reflecting consistent strong performance in our domestic commercial business and improved domestic residential results. Gross agency revenues increased $65.5 million (25%), while revenues, net of agency retention, increased $10.7 million (23%) compared to the first quarter 2025. The title segment's combined employee costs and other operating expenses increased $36.9 million (14%); however, as a percentage of operating revenues, these costs improved to 48.4% in the first quarter 2026 from 51.1% in the prior year quarter, primarily due to higher title operating revenues. Title loss expense, as a percentage of title operating revenues, improved to 3.1% in the first quarter 2026, compared to 3.5% in the prior year quarter, primarily due to our continued overall favorable claims experience.

Net realized and unrealized gains in the first quarters 2026 and 2025 were primarily related to net gains on fair value changes of equity securities investments. Investment income increased $1.2 million (10%) in the first quarter 2026, primarily driven by increased interest income resulting from increased cash balances compared to the first quarter 2025. Included in the title segment's pretax income in the first quarters 2026 and 2025 were acquisition intangible asset amortization expenses of $2.7 million and $2.8 million, respectively.

Summary results of the real estate solutions segment are as follows ($ in millions, except pretax margin):

	For the Three Months Ended March 31,
	2026	2025	% Change

Operating revenues	161.4	97.1	66%
Pretax income	11.0	4.1	172%
Pretax margin	6.8%	4.2%

The real estate solutions segment's operating revenues improved by $64.3 million (66%) in the first quarter 2026 compared to the prior year quarter, primarily driven by higher credit information services revenues and our recently-acquired Mortgage Contracting Services (MCS) business. Combined segment employee costs and other operating expenses increased $55.3 million (64%) in the first quarter 2026, primarily due to increased costs of services associated with increased revenue levels. The segment's first quarter 2026 pretax income included acquisition intangible asset amortization expense of $6.7 million and integration costs related to MCS of $2.5 million, while first quarter 2025 pretax income included acquisition intangible asset amortization expense of $5.5 million.

In regard to the corporate segment, pretax results were driven by net expenses attributable to corporate operations, which increased to $12.2 million for the first quarter 2026, compared to $9.9 million in the first quarter 2025, primarily driven by higher interest expense on increased debt balances.

CRITICAL ACCOUNTING ESTIMATES

The preparation of the Company’s condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures surrounding contingencies and commitments. Actual results can differ from our accounting estimates. While we do not anticipate significant changes in our estimates, there is a risk that such changes could have a material impact on our consolidated financial condition or results of operations for future periods. During the three months ended March 31, 2026, we made no material changes to our critical accounting estimates as previously disclosed in Management’s Discussion and Analysis in the 2025 Form 10-K.

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

RESULTS OF OPERATIONS

Comparisons of our results of operations for the three months ended March 31, 2026 with the corresponding periods in the prior year are set forth below. Factors contributing to fluctuations in the results of operations are presented in the order of their monetary significance, and we have quantified, when necessary, significant changes. Segment results are included in the discussions and, when relevant, are discussed separately.

Our statements on home sales, interest rates and loan activity are based on published U.S. industry data from sources including Fannie Mae, the Mortgage Bankers Association (MBA), the National Association of Realtors (NAR) and the U.S. Census Bureau as of March 31, 2026. We also use information from our direct operations.

Operating environment. According to NAR, March 2026 existing home sales (seasonally-adjusted basis) were approximately 3.98 million units, representing declines of 1% and 4% compared to last year and February 2026, respectively. The decreases were primarily attributed to lower consumer confidence and elevated mortgage interest rates. As a result of continued limited housing inventory, the median existing home price rose to $408,800 in March 2026, a new record high for the month and the 33rd consecutive month of year-over-year median price appreciation. In regard to residential construction activity in March 2026, U.S. housing starts (seasonally-adjusted) were 11% higher, while newly-issued building permits declined 7% compared to last year.

Based on averaged estimates by Fannie Mae and MBA, total U.S. single family mortgage originations increased 42% to $536 billion during the first quarter 2026 compared to the first quarter 2025. This increase was primarily driven by a 128% rise in refinancing originations, while purchase lending improved by 10%. The 30-year fixed mortgage interest rate, while still relatively elevated, averaged 6.1% during the first quarter 2026 compared to 6.8% in the prior year quarter. The 30-year fixed mortgage interest rate is expected to remain relatively stable for the remainder of the year. For the second quarter 2026, existing and new homes sales (seasonally-adjusted) are expected to increase 5% and 7%, respectively, compared to last year, while total purchase and refinancing originations are forecast to improve 1% and 63%, respectively, compared to the second quarter 2025.

Title revenues. Direct title revenues information is presented below:

	Three Months Ended March 31,
	2026	2025	Change	% Chg
	(in $ millions)
Non-commercial:
Domestic	145.6	134.4	11.2	8%
International	24.1	22.2	1.9	9%
	169.7	156.6	13.1	8%
Commercial:
Domestic	93.9	69.3	24.6	35%
International	6.6	5.8	0.8	14%
	100.5	75.1	25.4	34%
Total direct title revenues	270.2	231.7	38.5	17%

Domestic commercial revenues improved $24.6 million, or 35%, in the first quarter 2026 compared to the first quarter 2025, primarily driven by higher commercial transaction size and volume, primarily across energy, industrial, site development, data center and retail asset classes. The average domestic commercial fee per file in the first quarter 2026 was $21,100, which is a 33% improvement compared to $15,800 in the same period in 2025, while domestic commercial closed orders increased 2%.

Domestic non-commercial revenues increased $11.2 million, or 8%, in the first quarter 2026, primarily due to higher closed transaction volumes, driven by increased refinancing activity, compared to the first quarter 2025. The average residential fee per file was $3,300 in the first quarter 2026, consistent with the prior year quarter. Total international revenues improved $2.7 million, or 10%, in the first quarter 2026, primarily driven by improved residential volumes compared to the same period in 2025.

Orders information is as follows:

	Three Months Ended March 31,
	2026	2025	Change	% Chg
Opened Orders:
Commercial	5,350	4,328	1,022	24%
Purchase	44,610	46,250	(1,640)	(4)%
Refinance	23,321	17,562	5,759	33%
Other*	11,427	10,803	624	6%
Total	84,708	78,943	5,765	7%

Closed Orders:
Commercial	4,459	4,390	69	2%
Purchase	26,033	26,780	(747)	(3)%
Refinance	13,385	9,898	3,487	35%
Other*	4,750	4,605	145	3%
Total	48,627	45,673	2,954	6%
*Other orders are primarily related to real estate investor and reverse mortgage transactions.

Gross revenues from independent agency operations increased $65.5 million, or 25%, in the first quarter 2026, primarily due to improved volumes in our key agency states and increased commercial transactions compared to the same period in 2025. Agency revenues, net of retention, increased $10.7 million, or 23%, in the first quarter 2026, in line with the gross agency revenue increase. Refer further to the "Retention by agencies" discussion under Expenses below.

Real estate solutions revenues. Real estate solutions revenues improved $64.3 million, or 66%, in the first quarter 2026 compared to the prior year quarter, primarily due to higher revenues from our credit information services business and contribution from our recently-acquired MCS business.

Investment income. Investment income increased $1.2 million, or 9%, in the first quarter 2026 compared to the prior year quarter, primarily driven by higher interest income resulting from increased cash balances in 2026.

Net realized and unrealized gains. Refer to Note 5 to the condensed consolidated financial statements.

Expenses. An analysis of expenses is shown below:

	Three Months Ended March 31,
	2026	2025	Change*	% Chg
	(in $ millions)
Amounts retained by agencies	276.1	221.4	54.7	25%
As a % of agency title revenues	82.9%	82.8%
Employee costs	221.1	185.8	35.3	19%
As a % of operating revenues	28.9%	31.2%
Other operating expenses	217.5	160.9	56.6	35%
As a % of operating revenues	28.4%	27.0%
Title losses and related claims	18.4	17.7	0.7	4%
As a % of title revenues	3.1%	3.5%
*May not foot due to rounding.

Retention by agencies. Amounts retained by title agencies are based on agreements between agencies and our title underwriters. Amounts retained by independent agencies, as a percentage of revenues generated by them, averaged 82.9% in the first quarter 2026, which was comparable to 82.8% in the first quarter 2025. The average retention percentage may vary from period to period due to the geographical mix of agency operations, the volume of title revenues and, in some states, laws or regulations. Due to the variety of such laws or regulations, as well as competitive factors, the average retention rate can differ significantly from state to state. In addition, a high proportion of our independent agencies are in states with retention rates greater than 80%. We continue to focus on increasing profit margins in every state, increasing premium revenue in states where remittance rates are higher, and maintaining the quality of our agency network, which we believe to be the industry’s best, in order to mitigate claims risk and drive consistent future performance. While market share is important in our agency operations channel, it is not as important as margins, risk mitigation and profitability.

Employee costs. Consolidated employee costs increased $35.3 million, or 19%, in the first quarter 2026 compared to the same period in 2025, primarily driven by higher salaries and employee benefits expenses related to an increased average employee count, as well as higher incentive compensation consistent with improved operating results. Employee costs in the title segment increased $26.9 million, or 16%, while employee costs in the real estate solutions segment increased $8.6 million, or 63%, in the first quarter 2026, both primarily driven by volume growth and recent acquisitions.

Total employee costs, as a percentage of total operating revenues, improved to 28.9% in the first quarter 2026, compared to 31.2% in the first quarter 2025, primarily driven by higher 2026 operating revenues. During the first quarter 2026, we had an average of approximately 8,000 employees compared to 6,800 in the first quarter 2025, primarily driven by volume growth and acquisitions, while average cost per employee increased slightly by 2% compared to the prior year quarter.

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

Consolidated other operating expenses increased $56.6 million, or 35%, in the first quarter 2026 compared to the first quarter 2025. Total variable costs in the first quarter 2026 increased $50.8 million, or 50%, primarily due to higher real estate solutions third-party service and appraiser expenses, as well as increased title outside search fees and premium taxes related to higher operating revenues. Total costs that are primarily fixed in nature increased slightly by $1.1 million, or 2%, while independent costs increased $4.7 million, or 36%, primarily driven by higher business promotion and marketing costs, travel expenses and bank fees. As a percentage of total operating revenues, consolidated other operating expenses in the first quarter 2026 increased to 28.4%, compared to 27.0% in the prior year quarter, primarily due to the increased size of our real estate solutions operations, which typically have higher other operating expenses.

Title losses. Provisions for title losses, as a percentage of title operating revenues, were 3.1% and 3.5% for the first quarter 2026 and 2025, respectively. Title loss expense in the first quarter 2026 increased by $0.7 million, or 4%, compared to the prior year quarter, primarily due to the effect of increased title revenues being partially offset by our continued overall favorable claims experience. The title loss ratio in any given quarter can be significantly influenced by changes in large claims incurred, escrow losses and adjustments to reserves for existing large claims.

The composition of title policy loss expense is as follows:

	Three Months Ended March 31,
	2026	2025	Change	% Chg
	(in $ millions)
Provisions – known claims:
Current year	1.8	2.3	(0.5)	(22)%
Prior policy years	3.1	13.9	(10.8)	(78)%
	4.9	16.2	(11.3)	(70)%
Provisions – IBNR
Current year	16.0	15.0	1.0	7%
Prior policy years	0.6	0.4	0.2	50%
	16.6	15.4	1.2	8%
Transferred from IBNR to known claims	(3.1)	(13.9)	10.8	78%
Total provisions	18.4	17.7	0.7	4%

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

Total known claims provision decreased $11.3 million, or 70%, in the first quarter 2026 compared to the same period in 2025, primarily as a result of lower reported claims primarily relating to prior policy years. Current year IBNR provisions increased $1.0 million, or 7%, primarily due to increased title premiums. As a percentage of title operating revenues, provisions - IBNR for the current policy year were 2.7% and 3.0% for the first quarters 2026 and 2025, respectively.

Total claim payments increased $5.4 million, or 28%, in the first quarter 2026 compared to the prior year quarter, primarily due to higher payments on large claims relating to prior policy years. We continue to manage and resolve large claims prudently and in keeping with our commitments to our policyholders.

In addition to title policy claims, we incur losses in our direct operations from escrow, closing and disbursement functions. These escrow losses typically relate to errors or other miscalculations of amounts to be paid at closing, including timing or amount of a mortgage payoff, payment of property or other taxes and payment of homeowners’ association fees, and wire fraud. In those cases, the title insurer incurs the loss under its obligation to ensure that an unencumbered title is conveyed and performs various recovery actions to offset or reduce the impact to the title insurer. These escrow losses are recognized as expenses (net of any recovery) when discovered or when contingencies associated with them (such as litigation) are resolved and are typically paid less than 12 months after the loss is recognized.

Total title policy loss reserve balances are as follows:

	March 31, 2026	December 31, 2025
	(in $ millions)
Known claims	65.3	84.8
IBNR	451.5	439.7
Total estimated title losses	516.8	524.5

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

Depreciation and amortization. Total depreciation and amortization expenses in the first quarter 2026 increased $1.5 million, or 10%, from the prior year quarter, primarily due to increased intangible amortization and depreciation expenses related to our recent MCS acquisition, partially offset by lower amortization expenses resulting from several assets becoming fully amortized in 2026.

Income taxes. Our effective tax rate (based on income before taxes and after deducting income attributable to noncontrolling interests) of 21.2% in the first quarter of 2026 was higher compared to 13.6% in the first quarter 2025, primarily due to the effect of discrete income tax benefits on a lower pretax income in the first quarter 2025.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources reflect our ability to generate cash flow to meet our obligations to stockholders, customers (payments to satisfy claims on title policies), vendors, employees, lenders and others. As of March 31, 2026, our total cash and investments, including amounts reserved pursuant to statutory requirements, aggregated $920.0 million, of which $496.4 million ($292.1 million, net of statutory reserves) was held in the United States and the rest internationally (principally in Canada).

As a holding company, the parent company is funded principally by cash from its subsidiaries' earnings in the form of dividends, operating and other administrative expense reimbursements and pursuant to intercompany tax sharing agreements. Cash held at the parent company and its unregulated subsidiaries (which totaled $146.2 million at March 31, 2026) is available for funding the parent company's operating expenses, interest payments on debt and dividend payments to common stockholders. The parent company also receives distributions from Stewart Title Guaranty Company (Guaranty), its regulated title insurance underwriter, to meet cash requirements for acquisitions and other strategic investments.

A substantial majority of our consolidated cash and investments as of March 31, 2026 was held by Guaranty and its subsidiaries. The use and investment of these funds, dividends to the parent company, and cash transfers between Guaranty and its subsidiaries and the parent company are subject to certain legal and regulatory restrictions. In general, Guaranty uses its cash and investments in excess of its legally-mandated statutory premium reserve (established in accordance with requirements under Texas law) to fund its insurance operations, including claims payments. Guaranty may also, subject to certain limitations, provide funds to its subsidiaries (whose operations consist principally of field title offices and real estate solutions operations) for their operating and debt service needs.

We maintain investments in accordance with certain statutory requirements for the funding of statutory premium reserves. Statutory reserve funds are required to be fully funded and invested in high-quality securities and short-term investments. Statutory reserve funds are not available for current claim payments, which must be funded from current operating cash flow. Included in investments in debt and equity securities are statutory reserve funds of approximately $494.4 million and $492.0 million at March 31, 2026 and December 31, 2025, respectively. In addition, included within cash and cash equivalents are statutory reserve funds of approximately $3.8 million and $4.4 million at March 31, 2026 and December 31, 2025, respectively. As of March 31, 2026, our known claims reserve totaled $65.3 million and our estimate of claims that may be reported in the future, under generally accepted accounting principles, totaled $451.5 million. In addition to this, we had cash and investments (at amortized cost and excluding equity method investments) of $203.1 million, which are available for underwriter operations, including claims payments, and acquisitions.

The ability of Guaranty to pay dividends to its parent is governed by Texas insurance law. The Texas Department of Insurance (TDI) must be notified of any dividend declared, and any dividend in excess of the greater of the statutory net operating income or 20% of surplus (which was approximately $165.4 million as of December 31, 2025) would be, by regulation, considered extraordinary and subject to pre-approval by the TDI. Also, the Texas Insurance Commissioner may raise an objection to a planned distribution during the notification period. Guaranty’s actual ability or intent to pay dividends to its parent may be constrained by business and regulatory considerations, such as the impact of dividends on surplus and liquidity, which could affect its ratings and competitive position, the amount of insurance it can write and its ability to pay future dividends. Guaranty did not pay any dividends to the parent company during the first quarter 2026 and 2025.

As the parent company conducts no operations apart from its wholly-owned subsidiaries, the discussion below focuses on consolidated cash flows.

	Three Months Ended March 31,
	2026	2025
	(in $ millions)
Net cash used by operating activities	(4.5)	(29.9)
Net cash used by investing activities	(21.9)	(20.0)
Net cash used by financing activities	(22.9)	(18.6)

Operating activities. Our principal sources of cash from operations are premiums on title policies and revenue from title service-related transactions, real estate solutions and other operations. Our independent agencies remit cash to us net of their contractual retention. Our principal cash expenditures for operations are employee costs, operating costs and title claims payments.

Net cash used by operations improved $25.4 million to $4.5 million during the first quarter 2026, compared to $29.9 million of net cash used by operations during the same period in 2025, primarily driven by the higher net income and lower payments of liabilities in the first quarter 2026. Although our business is labor intensive, we are focused on a cost-effective, scalable business model which includes utilization of technology, centralized back and middle office functions and business process outsourcing. We are continuing our emphasis on cost management, especially in light of the current economic environment due to elevated mortgage interest rates, specifically focusing on lowering unit costs of production and improving operating margins in our direct title and real estate solutions operations. Our plans to improve margins include additional automation of manual processes, further consolidation of our various systems and production operations, and full integration of acquisitions. We continue to invest in the technology necessary to accomplish these goals.

Investing activities. Cash used and provided by investing activities is primarily related to proceeds from matured and sold investments, purchases of investments, capital expenditures and acquisition of businesses. During the first quarters 2026 and 2025, total proceeds from securities investments sold and matured were $14.9 million and $27.9 million, respectively, while cash used for purchases of securities investments was $18.8 million and $22.4 million, respectively. Additionally, during the first quarters 2026 and 2025, we used $16.4 million and $12.3 million, respectively, of cash for expenditures related to property and equipment and other long-lived assets, while we used net cash of $1.9 million and $7.4 million, respectively, for acquisitions of title businesses. We maintain investment in capital expenditures at a level that enables us to implement technologies for increasing our operational and back-office efficiencies and to pursue growth in key markets.

Financing activities and capital resources. Total debt and stockholders’ equity were $646.7 million and $1.65 billion, respectively, as of March 31, 2026. At March 31, 2026, our debt-to-equity and debt-to-capitalization ratios, excluding our Section 1031 tax-deferred property exchange notes, were approximately 39% and 28%, respectively, which were consistent with December 31, 2025.

As of March 31, 2026, the outstanding balance of our Senior Notes was $446.4 million, while our line of credit facility had an outstanding balance of $200.0 million, with a remaining borrowing capacity of $97.5 million and an option to increase the line of credit facility by up to $125.0 million. During the first quarters 2026 and 2025, payments on notes payable of $2.5 million and $1.1 million, respectively, and notes payable additions of $2.6 million and $1.0 million, respectively, were related to our Section 1031 business, which had an outstanding balance of $0.2 million as of March 31, 2026.

During the first quarter 2026, we paid total dividends of $16.3 million ($0.53 per common share), compared to total dividends paid of $13.9 million ($0.50 per common share) during the same period in 2025.

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

Other comprehensive (loss) income. Unrealized gains and losses on available-for-sale debt securities investments and changes in foreign currency exchange rates are reported net of deferred taxes in accumulated other comprehensive income (loss), a component of stockholders’ equity, until they are realized. During the first quarter 2026, net unrealized investment losses of $2.8 million, net of taxes, which increased our other comprehensive loss, were primarily related to net decreases in the fair values of our foreign and corporate bond securities investments which were influenced by higher interest rates. During the first quarter 2025, net unrealized investment gains of $5.4 million, net of taxes, which increased our other comprehensive income, were primarily related to net increases in the fair values of our foreign and corporate bond securities investments, primarily due to lower interest rates.

Changes in foreign currency spot exchange rates (primarily related to our Canadian and United Kingdom operations) resulted in other comprehensive loss, net of taxes, of $2.6 million in the first quarter 2026, primarily due to the depreciation of both the Canadian dollar and British pound relative to the U.S. dollar. In the first quarter 2025, both the Canadian dollar and the British pound appreciated relative to the U.S. dollar, primarily resulting in other comprehensive income, net of taxes, of $1.0 million.

Off-balance sheet arrangements. We do not have any material source of liquidity or financing that involves off-balance sheet arrangements. We also routinely hold funds in segregated escrow accounts pending the closing of real estate transactions and have qualified intermediaries in tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code. The Company holds the proceeds from these transactions until a qualifying exchange can occur. In accordance with industry practice, these segregated accounts are not included on the balance sheet. See Note 15 in our 2025 Form 10-K.

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

The above risks and uncertainties, as well as others, are discussed in more detail in our documents filed with the Securities and Exchange Commission, including in Part I, Item 1A "Risk Factors" in our 2025 Form 10-K, and as may be further updated and supplemented from time to time in our future Quarterly Reports on Form 10-Q, and our Current Reports on Form 8-K filed subsequently. All forward-looking statements included in this report are expressly qualified in their entirety by such cautionary statements. We expressly disclaim any obligation to update, amend or clarify any forward-looking statements contained in this report to reflect events or circumstances that may arise after the date hereof, except as may be required by applicable law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes during the three months ended March 31, 2026 in our investment strategies, types of financial instruments held or the risks associated with such instruments that would materially alter the market risk disclosures made in our 2025 Form 10-K.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. Our principal executive officer and principal financial officer are responsible for establishing and maintaining disclosure controls and procedures. They evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2026, and have concluded that, as of such date, our disclosure controls and procedures are adequate and effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting during the quarter ended March 31, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

See discussion of legal proceedings in Note 11 to the condensed consolidated financial statements included in Item 1 of Part I of this Report, which is incorporated by reference into this Part II, Item 1, as well as Item 3. Legal Proceedings, in our 2025 Form 10-K.

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in our 2025 Form 10-K. There have been no material changes to our risk factors since our 2025 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases of our Common Stock during the three months ended March 31, 2026, except for repurchases of approximately 82,000 shares (aggregate purchase price of approximately $5.2 million) related to the statutory income tax withholding on the vesting of restricted unit grants to executives and senior management employees.

Item 5. Other Information

Book value per share. Our book value per share was $53.84 and $54.30 as of March 31, 2026 and December 31, 2025, respectively. As of March 31, 2026, our book value per share was based on approximately $1.64 billion of stockholders’ equity attributable to Stewart and 30,424,694 shares of Common Stock outstanding. As of December 31, 2025, our book value per share was based on approximately $1.64 billion of stockholders’ equity attributable to Stewart and 30,223,311 shares of Common Stock outstanding.

Trading plans. During the quarter ended March 31, 2026, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements, as defined under Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit
3.1	—	Restated Certificate of Incorporation of the Registrant, dated April 28, 2016 (incorporated by reference in this report from Exhibit 3.1 of the Current Report on Form 8-K filed April 29, 2016)
3.2	—	Fifth Amended and Restated By-Laws of the Registrant, as of December 27, 2022 (incorporated by reference in this report from Exhibit 3.1 of the Current Report on Form 8-K filed December 30, 2022)
10.1†*	—	Form of 2026 Restricted Stock Unit Award Agreement, effective March 26, 2026, by and between the Registrant and its executive officers
10.2†*	—	Form of 2026 Restricted Performance Stock Unit Award Agreement, effective March 26, 2026, by and between the Registrant and its executive officers
10.3†*	—	Employment Agreement entered as of December 18, 2024 and effective as of January 1, 2025, by and between the Registrant and Ryan Swed
10.4†*	—	Employment Agreement entered as of December 18, 2024 and effective as of January 1, 2025, by and between the Registrant and Erin Sheckler
31.1*	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	—	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	—	XBRL Taxonomy Extension Schema Document
101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	—	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document
104*	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith
† Management contract or compensatory plan

SIGNATURE
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 6, 2026
Date

Stewart Information Services Corporation
Registrant

By:	/s/ David C. Hisey
David C. Hisey, Chief Financial Officer and Treasurer