Form 10-Q
period 2026-06-30
STEWART INFORMATION SERVICES CORP
filed 2026-08-04
CIK 94344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☑
On July 28, 2026, there were 30,522,199 outstanding shares of the issuer's Common Stock.

FORM 10-Q QUARTERLY REPORT
QUARTER ENDED JUNE 30, 2026

As used in this report, “we,” “us,” “our,” "Registrant," the “Company” and “Stewart” mean Stewart Information Services Corporation and our subsidiaries, unless the context indicates otherwise.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in $'000, except per share)
Revenues
Direct title revenues	306,590	291,262	576,767	522,942
Agency title revenues	377,036	301,285	710,042	568,803
Real estate solutions	197,347	112,650	358,718	209,727
Operating revenues	880,973	705,197	1,645,527	1,301,472
Investment income	14,839	16,257	28,691	28,913
Net realized and unrealized gains	3,426	727	6,328	3,780
	899,238	722,181	1,680,546	1,334,165
Expenses
Amounts retained by agencies	314,890	252,112	591,032	473,489
Employee costs	241,061	208,209	462,159	394,019
Other operating expenses	241,051	173,527	458,570	334,439
Title losses and related claims	22,066	21,454	40,508	39,156
Depreciation and amortization	17,634	15,150	34,488	30,472
Interest	7,439	4,953	15,067	9,914
	844,141	675,405	1,601,824	1,281,489
Income before taxes and noncontrolling interests	55,097	46,776	78,722	52,676
Income tax expense	(13,346)	(11,141)	(17,902)	(11,625)
Net income	41,751	35,635	60,820	41,051
Less net income attributable to noncontrolling interests	4,534	3,713	6,639	6,052
Net income attributable to Stewart	37,217	31,922	54,181	34,999

Net income	41,751	35,635	60,820	41,051
Other comprehensive (loss) income, net of taxes
Foreign currency translation adjustments	(2,219)	13,429	(4,860)	14,408
Change in net unrealized gains and losses on investments	920	734	(1,899)	6,090
Reclassification adjustments for realized gains and losses on investments	105	291	114	327
Other comprehensive (loss) income, net of taxes	(1,194)	14,454	(6,645)	20,825
Comprehensive income	40,557	50,089	54,175	61,876
Less net income attributable to noncontrolling interests	4,534	3,713	6,639	6,052
Comprehensive income attributable to Stewart	36,023	46,376	47,536	55,824

Basic average shares outstanding (000)	30,440	27,931	30,369	27,880
Basic earnings per share attributable to Stewart	1.22	1.14	1.78	1.26
Diluted average shares outstanding (000)	30,853	28,330	30,833	28,337
Diluted earnings per share attributable to Stewart	1.21	1.13	1.76	1.24
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2026 (Unaudited)	December 31, 2025
	(in $'000, except share amounts)
Assets
Cash and cash equivalents	261,631	321,775
Short-term investments	46,887	47,899
Investments, at fair value:
Debt securities (amortized cost of $554,257 and $558,544)	551,941	558,488
Equity securities	54,440	47,682
	606,381	606,170
Receivables:
Premiums from agencies	37,458	38,286
Trade and other	155,070	116,626
Income taxes	6,433	3,145
Notes	36,783	39,812
Allowance for uncollectible amounts	(8,074)	(7,805)
	227,670	190,064
Property and equipment:
Land	1,597	1,597
Buildings and improvements	16,418	16,231
Furniture and equipment	288,085	259,581
Accumulated depreciation	(207,896)	(192,079)
	98,204	85,330
Operating lease assets	108,499	106,034
Title plants, at cost	81,711	81,670
Goodwill	1,293,831	1,271,958
Intangible assets, net of amortization	321,623	325,135
Deferred tax assets	7,900	7,656
Other assets	237,170	209,114
	3,291,507	3,252,805
Liabilities
Notes payable	646,742	646,606
Accounts payable and accrued liabilities	270,447	255,852
Operating lease liabilities	124,236	122,153
Estimated title losses	519,219	524,473
Deferred tax liabilities	58,080	53,323
	1,618,724	1,602,407
Contingent liabilities and commitments
Stockholders’ equity
Common Stock ($1 par value) and additional paid-in capital	527,781	520,243
Retained earnings	1,166,857	1,145,415
Accumulated other comprehensive loss:
Foreign currency translation adjustments	(26,724)	(21,864)
Net unrealized losses on debt securities investments	(1,829)	(44)
Treasury stock – 352,161 common shares, at cost	(2,666)	(2,666)
Stockholders’ equity attributable to Stewart	1,663,419	1,641,084
Noncontrolling interests	9,364	9,314
Total stockholders’ equity (30,449,652 and 30,223,311 shares outstanding)	1,672,783	1,650,398
	3,291,507	3,252,805
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2026	2025
	(in $'000)
Reconciliation of net income to cash provided by operating activities:
Net income	60,820	41,051
Add (deduct):
Depreciation and amortization	34,488	30,472
Adjustments for bad debt provisions	1,517	1,565
Net realized and unrealized gains	(6,328)	(3,780)
Amortization of net discount on debt securities investments	(801)	(631)
Payments for title losses (in excess of) less than provisions	(2,614)	3,633
Adjustments for insurance recoveries of title losses	—	(308)
Increase in receivables – net	(39,552)	(21,409)
Increase in other assets – net	(15,491)	(23,006)
Increase (decrease) in accounts payable and other liabilities – net	6,261	(13,408)
Change in net deferred income taxes	7,014	33
Net income from equity method investments	(976)	(812)
Dividends received from equity method investments	1,249	1,071
Stock-based compensation expense	9,884	8,822
Other – net	538	208
Cash provided by operating activities	56,009	23,501
Investing activities:
Proceeds from sales of investments in securities	2,087	36,984
Proceeds from matured investments in debt securities	61,323	47,792
Purchases of investments in securities	(71,703)	(72,241)
Net sales (purchases) of short-term investments	2,171	(2,696)
Purchases of property and equipment and other long-lived assets	(41,895)	(27,079)
Proceeds from sale of property and equipment and other assets	27	2,837
Cash paid for acquisition of businesses and related assets	(27,837)	(8,523)
Increase in notes receivable	(110)	(6,000)
Purchases of cost-basis and other investments	(714)	(1,418)
Other – net	3,160	848
Cash used by investing activities	(73,491)	(29,496)
Financing activities:
Proceeds from notes payable	2,748	995
Payments on notes payable	(2,901)	(1,115)
Distributions to noncontrolling interests and other	(6,673)	(6,468)
Repurchases of Common Stock	(5,326)	(3,474)
Proceeds from stock option and employee stock purchase plan exercises	2,980	2,897
Cash dividends paid	(32,739)	(27,911)
Payment of contingent consideration related to acquisitions	(603)	(445)
Cash used by financing activities	(42,514)	(35,521)
Effects of changes in foreign currency exchange rates	(148)	3,319
Change in cash and cash equivalents	(60,144)	(38,197)
Cash and cash equivalents at beginning of period	321,775	216,298
Cash and cash equivalents at end of period	261,631	178,101
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	Common Stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Noncontrolling interests	Total
	(in $'000)
Six Months Ended June 30, 2026
Balance at December 31, 2025	30,577	489,666	1,145,415	(21,908)	(2,666)	9,314	1,650,398
Net income attributable to Stewart	—	—	54,181	—	—	—	54,181
Dividends on Common Stock ($1.05 per share)	—	—	(32,739)	—	—	—	(32,739)
Stock-based compensation	257	9,627	—	—	—	—	9,884
Stock repurchases	(83)	(5,243)	—	—	—	—	(5,326)
Stock option and employee stock purchase plan exercises	53	2,927	—	—	—	—	2,980
Change in net unrealized gains and losses on investments, net of taxes	—	—	—	(1,899)	—	—	(1,899)
Reclassification adjustment for realized gains and losses on investments, net of taxes	—	—	—	114	—	—	114
Foreign currency translation adjustments, net of taxes	—	—	—	(4,860)	—	—	(4,860)
Net income attributable to noncontrolling interests	—	—	—	—	—	6,639	6,639
Distributions to noncontrolling interests	—	—	—	—	—	(6,785)	(6,785)
Net effect of other changes in ownership	—	—	—	—	—	196	196
Balance at June 30, 2026	30,804	496,977	1,166,857	(28,553)	(2,666)	9,364	1,672,783

Six Months Ended June 30, 2025
Balance at December 31, 2024	28,117	330,604	1,089,484	(43,397)	(2,666)	8,947	1,411,089
Net income attributable to Stewart	—	—	34,999	—	—	—	34,999
Dividends on Common Stock ($1.00 per share)	—	—	(28,460)	—	—	—	(28,460)
Stock-based compensation	172	8,650	—	—	—	—	8,822
Stock repurchases	(50)	(3,424)	—	—	—	—	(3,474)
Stock option and employee stock purchase plan exercises	54	2,843	—	—	—	—	2,897
Change in net unrealized gains and losses on investments, net of taxes	—	—	—	6,090	—	—	6,090
Reclassification adjustment for realized gains and losses on investments, net of taxes	—	—	—	327	—	—	327
Foreign currency translation adjustments, net of taxes	—	—	—	14,408	—	—	14,408
Net income attributable to noncontrolling interests	—	—	—	—	—	6,052	6,052
Distributions to noncontrolling interests	—	—	—	—	—	(6,394)	(6,394)
Net effect of other changes in ownership	—	—	—	—	—	(74)	(74)
Balance at June 30, 2025	28,293	338,673	1,096,023	(22,572)	(2,666)	8,531	1,446,282
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	Common Stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Noncontrolling interests	Total
	($000 omitted)
Three Months Ended June 30, 2026
Balance at March 31, 2026	30,779	491,205	1,146,038	(27,359)	(2,666)	7,667	1,645,664
Net income attributable to Stewart	—	—	37,217	—	—	—	37,217
Dividends on Common Stock ($0.53 per share)	—	—	(16,398)	—	—	—	(16,398)
Stock-based compensation	22	5,691	—	—	—	—	5,713
Stock repurchases	(1)	(92)	—	—	—	—	(93)
Stock option and employee stock purchase plan exercises	4	173	—	—	—	—	177
Change in net unrealized gains and losses on investments, net of taxes	—	—	—	920	—	—	920
Reclassification adjustment for realized gains and losses on investments, net of taxes	—	—	—	105	—	—	105
Foreign currency translation adjustments, net of taxes	—	—	—	(2,219)	—	—	(2,219)
Net income attributable to noncontrolling interests	—	—	—	—	—	4,534	4,534
Distributions to noncontrolling interests	—	—	—	—	—	(2,837)	(2,837)
Balance at June 30, 2026	30,804	496,977	1,166,857	(28,553)	(2,666)	9,364	1,672,783

Three Months Ended June 30, 2025
Balance at March 31, 2025	28,273	333,468	1,078,378	(37,026)	(2,666)	7,436	1,407,863
Net income attributable to Stewart	—	—	31,922	—	—	—	31,922
Dividends on Common Stock ($0.50 per share)	—	—	(14,277)	—	—	—	(14,277)
Stock-based compensation	22	5,312	—	—	—	—	5,334
Stock repurchases	(2)	(107)	—	—	—	—	(109)
Change in net unrealized gains and losses on investments, net of taxes	—	—	—	734	—	—	734
Reclassification adjustment for realized gains and losses on investments, net of taxes	—	—	—	291	—	—	291
Foreign currency translation adjustments, net of taxes	—	—	—	13,429	—	—	13,429
Net income attributable to noncontrolling interests	—	—	—	—	—	3,713	3,713
Distributions to noncontrolling interests	—	—	—	—	—	(2,544)	(2,544)
Net effect of other changes in ownership	—	—	—	—	—	(74)	(74)
Balance at June 30, 2025	28,293	338,673	1,096,023	(22,572)	(2,666)	8,531	1,446,282
See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1

Interim financial statements. The financial information contained in this report for the three and six months ended June 30, 2026 and 2025, and as of June 30, 2026, is unaudited. This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission on February 27, 2026 (2025 Form 10-K).

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

C. Restrictions on cash and investments. The Company maintains investments in accordance with certain statutory requirements in the states of domicile of our underwriters for the funding of statutory premium reserves. Statutory reserve funds are required to be fully funded and invested in high-quality securities and short-term investments. Statutory reserve funds are not available for current claim payments, which must be funded from current operating cash flow. Included in investments in debt and equity securities are statutory reserve funds of approximately $504.7 million and $492.0 million at June 30, 2026 and December 31, 2025, respectively. In addition, included within cash and cash equivalents are statutory reserve funds of approximately $3.8 million and $4.4 million at June 30, 2026 and December 31, 2025, respectively. Although these cash statutory reserve funds are not restricted or segregated in depository accounts, they are required to be held pursuant to state statutes. If the Company fails to maintain minimum investments or cash and cash equivalents sufficient to meet statutory requirements, the Company may be subject to fines or other penalties, including potential revocation of its business license. These funds are not available for any other purpose. In the event that insurance regulators adjust the determination of the statutory premium reserves of the Company’s title insurers, these restricted funds as well as statutory surplus would correspondingly increase or decrease.

NOTE 2

Revenues. The Company's operating revenues, summarized by type, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in $ thousands)
Title insurance premiums:
Direct	216,045	200,680	408,761	363,504
Agency	377,036	301,285	710,042	568,803
Escrow fees	48,833	46,698	87,923	81,176
Real estate solutions and abstract fees	216,397	130,790	393,935	244,256
Other revenues	22,662	25,744	44,866	43,733
	880,973	705,197	1,645,527	1,301,472

NOTE 3

Investments in debt and equity securities. As of June 30, 2026 and December 31, 2025, the net unrealized investment gains relating to investments in equity securities held were $21.1 million and $14.8 million, respectively (refer to Note 5).

The amortized costs and fair values of investments in debt securities are as follows:

	June 30, 2026		December 31, 2025
	Amortized costs	Fair values	Amortized costs	Fair values
	(in $ thousands)
Municipal	8,912	8,908	12,292	12,274
Corporate	142,084	139,362	144,571	143,621
Foreign	338,647	339,639	347,588	348,084
U.S. Treasury Bonds	64,614	64,032	54,093	54,509
	554,257	551,941	558,544	558,488

Foreign debt securities consist of Canadian government, provincial and corporate bonds, United Kingdom treasury and corporate bonds, and Mexican government bonds.

Gross unrealized gains and losses on investments in debt securities are as follows:

	June 30, 2026		December 31, 2025
	Gains	Losses	Gains	Losses
	(in $ thousands)
Municipal	4	8	5	23
Corporate	648	3,370	1,646	2,596
Foreign	3,651	2,659	3,645	3,149
U.S. Treasury Bonds	88	670	543	127
	4,391	6,707	5,839	5,895

Debt securities as of June 30, 2026 mature, according to their contractual terms, as follows (actual maturities may differ due to call or prepayment rights):

	Amortized costs	Fair values
	(in $ thousands)
In one year or less	62,667	62,448
After one year through five years	293,993	292,642
After five years through ten years	183,985	184,320
After ten years	13,612	12,531
	554,257	551,941

Gross unrealized losses on investments in debt securities and the fair values of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2026, were:

	Less than 12 months		More than 12 months		Total
	Losses	Fair values	Losses	Fair values	Losses	Fair values
	(in $ thousands)
Municipal	2	2,736	6	2,093	8	4,829
Corporate	270	34,010	3,100	62,462	3,370	96,472
Foreign	391	53,133	2,268	83,948	2,659	137,081
U.S. Treasury Bonds	536	43,608	134	5,790	670	49,398
	1,199	133,487	5,508	154,293	6,707	287,780

The number of specific debt investment holdings held in an unrealized loss position as of June 30, 2026 was 212. Of these securities, 85 were in unrealized loss positions for more than 12 months. Total gross unrealized investment losses increased at June 30, 2026 compared to December 31, 2025, primarily due to higher interest rates in 2026. Since the Company does not intend to sell and will more likely than not maintain each investment security until its maturity or anticipated recovery in value, and no significant credit risk is deemed to exist, these investments are not considered as credit-impaired. The Company believes its investment portfolio is diversified and expects no material loss to result from the failure to perform by issuers of the debt securities it holds. Investments made by the Company are not collateralized.

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

As of June 30, 2026, financial instruments measured at fair value on a recurring basis are summarized below:

	Level 1	Level 2	Fair value measurements
	(in $ thousands)
Investments in securities:
Debt securities:
Municipal	—	8,908	8,908
Corporate	—	139,362	139,362
Foreign	—	339,639	339,639
U.S. Treasury Bonds	—	64,032	64,032
Equity securities	54,440	—	54,440
	54,440	551,941	606,381

As of December 31, 2025, financial instruments measured at fair value on a recurring basis are summarized below:

	Level 1	Level 2	Fair value measurements
	(in $ thousands)
Investments in securities:
Debt securities:
Municipal	—	12,274	12,274
Corporate	—	143,621	143,621
Foreign	—	348,084	348,084
U.S. Treasury Bonds	—	54,509	54,509
Equity securities	47,682	—	47,682
	47,682	558,488	606,170

As of June 30, 2026 and December 31, 2025, Level 1 financial instruments consist of equity securities. Level 2 financial instruments consist of municipal, governmental, and corporate bonds, both U.S. and foreign. In accordance with the Company’s policies and guidelines which incorporate relevant statutory requirements, the Company’s third-party registered investment manager invests only in securities rated as investment grade or higher by the major rating services, where observable valuation inputs are significant. The fair value of the Company's investments in debt and equity securities is primarily determined using a third-party pricing service provider. The third-party pricing service provider calculates the fair values using both market approach and model valuation methods, as well as pricing information obtained from brokers, dealers and custodians. Management ensures the reasonableness of the third-party service valuations by comparing them with pricing information from the Company's investment manager.

NOTE 5

Net realized and unrealized gains. Realized and unrealized gains and losses are detailed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in $ thousands)
Realized gains	323	42	325	598
Realized losses	(21)	(1,714)	(467)	(2,392)
Net unrealized investment gains recognized on equity securities still held	3,124	2,399	6,470	5,574
	3,426	727	6,328	3,780

Realized losses during the second quarter and first six months of 2025 included a $1.2 million loss related to an acquisition contingent liability adjustment.

Investment gains and losses recognized related to investments in equity securities are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in $ thousands)
Net investment gains recognized on equity securities during the period	3,412	2,399	6,757	5,253
Less: Net realized gains (losses) on equity securities sold during the period	288	—	287	(321)
Net unrealized investment gains recognized on equity securities still held	3,124	2,399	6,470	5,574

Proceeds from sales of investments in securities are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in $ thousands)
Proceeds from sales of debt securities	108	20,967	1,047	33,511
Proceeds from sales of equity securities	973	8	1,040	3,473
Total proceeds from sales of investments in securities	1,081	20,975	2,087	36,984

NOTE 6

Goodwill. The summary of changes in goodwill is as follows:

	Title	Real Estate Solutions	Consolidated Total
	(in $ thousands)
Balances at December 31, 2025	728,553	543,405	1,271,958
Acquisitions	2,236	15,616	17,852
Purchase accounting adjustments	(117)	4,138	4,021
Balances at June 30, 2026	730,672	563,159	1,293,831

During the first six months of 2026, goodwill recorded was primarily related to acquisitions in both the title segment and real estate solutions segment, as well as purchase accounting adjustments in the real estate solutions segment related to Mortgage Contracting Services (MCS), which was acquired in the fourth quarter 2025. Management expects to complete its purchase accounting for MCS within the one-year measurement period from acquisition date.

NOTE 7

Estimated title losses. A summary of estimated title losses for the six months ended June 30 is as follows:

	2026	2025
	(in $ thousands)
Balances at January 1	524,473	511,534
Provisions:
Current year	39,353	38,401
Previous policy years	1,155	755
Total provisions	40,508	39,156
Payments, net of recoveries:
Current year	(5,956)	(7,661)
Previous policy years	(37,166)	(27,862)
Total payments, net of recoveries	(43,122)	(35,523)
Effects of changes in foreign currency exchange rates	(2,640)	7,918
Balances at June 30	519,219	523,085
Loss ratios as a percentage of title operating revenues:
Current year provisions	3.1%	3.5%
Total provisions	3.1%	3.6%

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

During the first six months of 2026 and 2025, the Company granted time-based and performance-based restricted stock units with aggregate grant-date fair values of $19.0 million (316,000 units with an average grant price per unit of $60.08) and $15.3 million (215,000 units with an average grant price per unit of $71.36), respectively.

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

The calculation of the basic and diluted EPS is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net income attributable to Stewart (in $'000)	37,217	31,922	54,181	34,999

Denominator (in '000):
Basic average shares outstanding	30,440	27,931	30,369	27,880
Average number of dilutive shares relating to options	184	182	185	193
Average number of dilutive shares relating to restricted units	229	217	279	264
Diluted average shares outstanding	30,853	28,330	30,833	28,337

Basic earnings per share attributable to Stewart ($)	1.22	1.14	1.78	1.26
Diluted earnings per share attributable to Stewart ($)	1.21	1.13	1.76	1.24

NOTE 10

Contingent liabilities and commitments. In the ordinary course of business, the Company guarantees the third-party indebtedness of certain of its consolidated subsidiaries. As of June 30, 2026, the maximum potential future payments on the guarantees are not more than the related notes payable recorded in the condensed consolidated balance sheets. The Company also guarantees the indebtedness related to lease obligations of certain of its consolidated subsidiaries. The maximum future obligations arising from these lease-related guarantees are not more than the Company’s future lease obligations, as presented on the condensed consolidated balance sheets, plus lease operating expenses. As of June 30, 2026, the Company also had unused letters of credit aggregating $4.9 million related to workers’ compensation and other insurance. The Company does not expect to make any payments on these guarantees.

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

NOTE 12

Segment information. The Company's chief operating decision maker (CODM) is the chief executive officer, who evaluates the performance of and allocates resources to its three reportable segments: title insurance and related services (title), real estate solutions, and corporate. The Company uses revenues and pretax income in assessing segment performance and trends. The title segment provides services needed to transfer title to property in a real estate transaction and includes services such as searching, abstracting, examining, closing and insuring the condition of the title to the property. In addition, the title segment includes home and personal insurance services, Internal Revenue Code Section 1031 tax-deferred exchanges, and digital customer engagement platform services. The real estate solutions segment supports the real estate industry and primarily includes credit and real estate information services, property preservation and field services, valuation services, and online notarization and closing solutions. The corporate segment is primarily comprised of the parent holding company and centralized support services departments.

Statement of income information related to these reportable segments, including major expense captions used to calculate pretax income, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in $ thousands)		(in $ thousands)
Title:
Revenues	701,863	609,548	1,321,953	1,124,423
Expenses
Amounts retained by agencies	314,890	252,112	591,032	473,489
Employee costs	212,305	189,549	407,672	358,036
Other operating expenses	95,104	88,252	191,584	174,759
Title losses and related claims	22,066	21,454	40,508	39,156
Depreciation and amortization	8,442	8,443	16,681	17,057
Interest	456	424	911	846
	653,263	560,234	1,248,388	1,063,343
Pretax income	48,600	49,314	73,565	61,080

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in $ thousands)		(in $ thousands)
Real estate solutions:
Revenues	197,392	112,674	358,793	209,785
Expenses
Employee costs	25,404	15,437	47,764	29,172
Other operating expenses	144,552	84,072	264,207	157,015
Depreciation and amortization	8,950	6,424	17,307	12,796
Interest	3	—	8	2
	178,909	105,933	329,286	198,985
Pretax income	18,483	6,741	29,507	10,800

Corporate:
Revenues - net realized losses	(17)	(41)	(200)	(43)
Expenses
Employee costs	3,352	3,223	6,723	6,811
Other operating expenses	1,395	1,203	2,779	2,665
Depreciation and amortization	242	283	500	619
Interest	6,980	4,529	14,148	9,066
	11,969	9,238	24,150	19,161
Pretax loss	(11,986)	(9,279)	(24,350)	(19,204)

Consolidated Stewart:
Revenues	899,238	722,181	1,680,546	1,334,165
Expenses
Amounts retained by agencies	314,890	252,112	591,032	473,489
Employee costs	241,061	208,209	462,159	394,019
Other operating expenses	241,051	173,527	458,570	334,439
Title losses and related claims	22,066	21,454	40,508	39,156
Depreciation and amortization	17,634	15,150	34,488	30,472
Interest	7,439	4,953	15,067	9,914
	844,141	675,405	1,601,824	1,281,489
Pretax income	55,097	46,776	78,722	52,676

The Company does not provide asset information by reportable operating segment as it does not routinely evaluate the asset position by segment.

Total revenues generated in the United States and all international operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in $ thousands)
United States	857,144	682,144	1,604,941	1,263,719
International	42,094	40,037	75,605	70,446
	899,238	722,181	1,680,546	1,334,165

NOTE 13
Other comprehensive (loss) income. Changes in the balances of each component of other comprehensive (loss) income and the related tax effects are as follows:

	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount
	(in $ thousands)
Net unrealized gains and losses on investments:
Change in net unrealized gains and losses on investments	1,166	246	920	930	196	734
Reclassification adjustments for realized gains and losses on investments	132	27	105	368	77	291
	1,298	273	1,025	1,298	273	1,025
Foreign currency translation adjustments	(3,349)	(1,130)	(2,219)	15,099	1,670	13,429
Other comprehensive (loss) income	(2,051)	(857)	(1,194)	16,397	1,943	14,454

	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount
	($000 omitted)
Net unrealized gains and losses on investments:
Change in net unrealized gains and losses on investments	(2,404)	(505)	(1,899)	7,709	1,619	6,090
Reclassification adjustment for realized gains and losses on investments	144	30	114	414	87	327
	(2,260)	(475)	(1,785)	8,123	1,706	6,417
Foreign currency translation adjustments	(6,886)	(2,026)	(4,860)	16,535	2,127	14,408
Other comprehensive (loss) income	(9,146)	(2,501)	(6,645)	24,658	3,833	20,825

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S OVERVIEW

Second quarter 2026 overview. We reported net income attributable to Stewart of $37.2 million ($1.21 per diluted share) for the second quarter 2026, compared to net income attributable to Stewart of $31.9 million ($1.13 per diluted share) for the second quarter 2025. Pretax income before noncontrolling interests for the second quarter 2026 was $55.1 million compared to pretax income before noncontrolling interests of $46.8 million for the prior year quarter. Second quarter 2026 results included $3.4 million of pretax net realized and unrealized gains, which were primarily related to net gains from fair value changes of equity securities investments recorded in the title segment. Second quarter 2025 results included $0.7 million of pretax net realized and unrealized gains, which primarily resulted from $2.4 million of net unrealized gains on fair value changes of equity securities investments, partially offset by a $1.2 million acquisition liability adjustment loss in the title segment.

Summary results of the title segment are as follows ($ in millions, except pretax margin):

	For the Three Months Ended June 30,
	2026	2025	% Change

Operating revenues	683.6	592.5	15%
Investment income	14.8	16.2	(9)%
Net realized and unrealized gains	3.4	0.8	348%
Pretax income	48.6	49.3	(1)%
Pretax margin	6.9%	8.1%

Title segment operating revenues increased $91.1 million (15%) in the second quarter 2026 compared to the second quarter 2025, primarily resulting from strong performance by our direct and agency title operations. Direct title revenues improved $15.3 million (5%), primarily due to increased domestic commercial transaction volume, while gross agency title revenues increased $75.8 million (25%). Net of agency retention, agency title revenues increased $13.0 million (26%) in the second quarter 2026 compared to the prior year quarter, consistent with the gross agency revenue growth.

The title segment's combined employee costs and other operating expenses increased $29.6 million (11%) in the second quarter 2026 compared to the prior year quarter, primarily driven by higher salaries and employee benefits, incentive compensation, and outside search and service fees. As a percentage of operating revenues, these costs improved to 45% in the second quarter 2026 from 47% in the second quarter 2025, primarily due to higher title operating revenues. Title loss expense, as a percentage of title operating revenues, improved to 3.2% in the second quarter 2026 from 3.6% in the prior year quarter, primarily due to continued overall favorable claims experience.

Investment income decreased $1.4 million (9%) in the second quarter 2026, primarily driven by lower earned interest from eligible escrow balances resulting from lower interest rates and escrow balances compared to the second quarter 2025. Included in the title segment's pretax income in the second quarters 2026 and 2025 were acquisition intangible asset amortization expenses of $2.7 million and $2.8 million, respectively.

Summary results of the real estate solutions segment are as follows ($ in millions, except pretax margin):

	For the Three Months Ended June 30,
	2026	2025	% Change

Operating revenues	197.4	112.7	75%
Pretax income	18.5	6.7	174%
Pretax margin	9.4%	6.0%

Real estate solutions segment revenues increased $84.7 million (75%) in the second quarter 2026 compared to the second quarter 2025, primarily driven by our recently acquired MCS business and higher revenues from credit information and valuation services. Combined segment employee costs and other operating expenses increased $70.4 million (71%) in the second quarter 2026, primarily due to higher costs of services associated with revenue growth and increased employee count. The segment's pretax income in the second quarters 2026 and 2025 included acquisition intangible asset amortization expenses of $7.2 million and $5.5 million, respectively.

In regard to the corporate segment, pretax results were driven by net expenses attributable to corporate operations, which increased to $12.0 million in the second quarter 2026, compared to $9.2 million in the second quarter 2025, primarily due to higher interest expense on increased debt balances.

CRITICAL ACCOUNTING ESTIMATES

The preparation of the Company’s condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures surrounding contingencies and commitments. Actual results can differ from our accounting estimates. While we do not anticipate significant changes in our estimates, there is a risk that such changes could have a material impact on our consolidated financial condition or results of operations for future periods. During the six months ended June 30, 2026, we made no material changes to our critical accounting estimates as previously disclosed in Management’s Discussion and Analysis in the 2025 Form 10-K.

Operations. Our primary business is title insurance and settlement-related services. We close transactions and issue title policies on homes, commercial and other real properties located in all 50 states, the District of Columbia and international markets through policy-issuing offices, agencies and centralized title services centers. Our real estate solutions operations include credit and real estate information services, property preservation and field services, valuation services, and online notarization and closing solutions. The corporate segment includes our parent holding company and centralized support services departments.

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

RESULTS OF OPERATIONS

Comparisons of our results of operations for the three and six months ended June 30, 2026 with the corresponding periods in the prior year are set forth below. Factors contributing to fluctuations in the results of operations are presented in the order of their monetary significance, and we have quantified, when necessary, significant changes. Segment results are included in the discussions and, when relevant, are discussed separately.

Our statements on home sales, interest rates and loan activity are based on published U.S. industry data from sources including Fannie Mae, the Mortgage Bankers Association (MBA), the National Association of Realtors (NAR) and the U.S. Census Bureau as of June 30, 2026. We also use information from our direct operations.

Operating environment. According to NAR, existing home sales (seasonally-adjusted basis) were approximately 4.09 million units in June 2026, representing a 3% increase from the prior year and a 2% decline from May 2026. NAR indicated that monthly sales activity continued to fluctuate as affordability remained sensitive to changes in mortgage interest rates. Additionally, home prices continue to rise, primarily as a result of limited housing inventory. The median existing home price in June 2026 increased to $440,600, an all-time high and the 36th consecutive month of year-over-year price increase. In addition, U.S. residential construction activity remained mixed during June 2026, as total housing starts increased 4% and 19% compared to June 2025 and May 2026, respectively, while newly issued building permits decreased 2% and 3% over the same periods.

Based on averaged estimates by Fannie Mae and MBA as of June 2026, total U.S. single-family mortgage originations increased 14% to $581 billion in the second quarter 2026 compared to the second quarter 2025, primarily driven by 45% higher refinancing activity. While the 30-year fixed mortgage interest rate remained relatively elevated, it declined to an average of 6.4% during the second quarter 2026 compared to 6.8% in the second quarter 2025, and is expected to remain relatively stable through the remainder of the year. Looking ahead, Fannie Mae and MBA expect total originations in the third and fourth quarter of 2026 to be comparable to the same periods in 2025. Existing homes sales are expected to improve modestly by approximately 3% for the full year 2026, while total new homes sales are projected to remain consistent with 2025.

Title revenues. Direct title revenues information is presented below:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	Change	% Chg	2026	2025	Change	% Chg
	(in $ millions)				($ in millions)
Non-commercial:
Domestic	177.9	179.6	(1.7)	(1)%	323.5	313.9	9.6	3%
International	31.0	29.7	1.3	4%	55.1	51.9	3.2	6%
	208.9	209.3	(0.4)	—%	378.6	365.8	12.8	3%
Commercial:
Domestic	89.8	74.6	15.2	20%	183.7	143.9	39.8	28%
International	7.9	7.4	0.5	7%	14.5	13.2	1.3	10%
	97.7	82.0	15.7	19%	198.2	157.1	41.1	26%
Total direct title revenues	306.6	291.3	15.3	5%	576.8	522.9	53.9	10%

Domestic commercial revenues improved $15.2 million, or 20%, and $39.8 million, or 28%, in the second quarter and first six months of 2026, respectively, compared to the same periods in 2025, primarily driven by higher commercial transaction volume across energy, multi-family, industrial and other asset classes, as well as larger data center transaction sizes. The average domestic commercial fee per file for the second quarter 2026 was $16,900, consistent with the prior year quarter due to transaction mix across asset classes, while the average fee per file for the six months of 2026 increased 15% to $18,800 primarily driven by higher data center transaction size and volume compared to the same period in 2025.

Domestic non-commercial revenues in the second quarter 2026 remained relatively consistent with the prior year quarter. For the first six months of 2026, domestic non-commercial revenues increased $9.6 million, or 3%, compared to the same period in 2025, primarily driven by higher refinancing activity and increased average fee per file. The average domestic residential fee per file improved to $3,200 for both the second quarter and first six months of 2026, compared to $2,900 and $3,000, respectively, for the same periods in 2025, primarily due to higher purchase transaction mix.

Total international revenues improved $1.8 million, or 5%, and $4.5 million, or 7%, in the second quarter and first six months of 2026, respectively, primarily driven by higher transaction volumes compared to the same periods in 2025.

Orders information is as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	Change	% Chg	2026	2025	Change	% Chg
Opened Orders:
Commercial	6,003	4,526	1,477	33%	11,353	8,854	2,499	28%
Purchase	51,151	52,793	(1,642)	(3)%	95,761	99,043	(3,282)	(3)%
Refinance	20,182	19,736	446	2%	43,503	37,298	6,205	17%
Other*	15,211	12,591	2,620	21%	26,638	23,394	3,244	14%
Total	92,547	89,646	2,901	3%	177,255	168,589	8,666	5%

Closed Orders:
Commercial	5,324	4,415	909	21%	9,783	8,805	978	11%
Purchase	35,870	35,886	(16)	—%	61,903	62,666	(763)	(1)%
Refinance	13,176	12,165	1,011	8%	26,561	22,063	4,498	20%
Other*	6,939	14,128	(7,189)	(51)%	11,689	18,733	(7,044)	(38)%
Total	61,309	66,594	(5,285)	(8)%	109,936	112,267	(2,331)	(2)%
*Other orders are primarily related to real estate investor and reverse mortgage transactions.

Gross revenues from independent agency operations increased $75.8 million, or 25%, and $141.2 million, or 25%, in the second quarter and first six months of 2026, respectively, primarily due to improved residential and commercial volumes in our key agency states. Agency revenues, net of retention, increased $13.0 million, or 26%, and $23.7 million, or 25%, in the second quarter and first six months of 2026, respectively, consistent with the gross agency revenue growth. Refer further to the "Retention by agencies" discussion under Expenses below.

Real estate solutions revenues. Real estate solutions revenues improved $84.7 million, or 75%, in the second quarter 2026 and $149.0 million, or 71%, in the first six months of 2026 compared to the same periods in 2025, primarily driven by our recently acquired MCS business and higher revenues from our credit information and valuation services businesses.

Investment income. Investment income in the second quarter and first six months of 2026 decreased $1.4 million, or 9%, and $0.2 million, or 1%, respectively, compared to the same periods in 2025, primarily driven by lower earned interest from eligible escrow balances resulting from lower interest rates and escrow balances.

Net realized and unrealized gains. Refer to Note 5 to the condensed consolidated financial statements.

Expenses. An analysis of expenses is shown below:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	Change*	% Chg	2026	2025	Change*	% Chg
	(in $ millions)				($ in millions)
Amounts retained by agencies	314.9	252.1	62.8	25%	591.0	473.5	117.5	25%
As a % of agency title revenues	83.5%	83.7%			83.2%	83.2%
Employee costs	241.1	208.2	32.9	16%	462.2	394.0	68.1	17%
As a % of operating revenues	27.4%	29.5%			28.1%	30.3%
Other operating expenses	241.1	173.5	67.5	39%	458.6	334.4	124.1	37%
As a % of operating revenues	27.4%	24.6%			27.9%	25.7%
Title losses and related claims	22.1	21.5	0.6	3%	40.5	39.2	1.3	3%
As a % of title revenues	3.2%	3.6%			3.1%	3.6%
*May not foot due to rounding.

Retention by agencies. Amounts retained by title agencies are based on agreements between agencies and our title underwriters. Amounts retained by independent agencies, as a percentage of revenues generated by them, averaged 83.5% and 83.2% in the second quarter and first six months of 2026, respectively, which was comparable to 83.7% and 83.2% in the same periods of 2025. The average retention percentage may vary from period to period due to the geographical mix of agency operations, the volume of title revenues and, in some states, laws or regulations. Due to the variety of such laws or regulations, as well as competitive factors, the average retention rate can differ significantly from state to state. In addition, a high proportion of our independent agencies are in states with retention rates greater than 80%. We continue to focus on increasing profit margins in every state, increasing premium revenue in states where remittance rates are higher, and maintaining the quality of our agency network, which we believe to be the industry’s best, in order to mitigate claims risk and drive consistent future performance. While market share is important in our agency operations channel, it is not as important as margins, risk mitigation and profitability.

Employee costs. Consolidated employee costs increased $32.9 million, or 16%, and $68.1 million, or 17%, in the second quarter and first six months of 2026, respectively, compared to the same periods in 2025, primarily driven by higher salaries and employee benefit expenses related to increased average employee count, and higher incentive compensation consistent with improved operating results. Employee costs in the title segment increased $22.8 million, or 12%, and $49.6 million, or 14%, while employee costs in the real estate solutions segment increased $10.0 million, or 65%, and $18.6 million, or 64%, in the second quarter and first six months of 2026, respectively, both primarily driven by volume growth and recent acquisitions.

Total employee costs, as a percentage of total operating revenues, improved to 27.4% and 28.1% in the second quarter and first six months of 2026, respectively, from 29.5% and 30.3% in the same periods of 2025, primarily due to higher operating revenues in 2026. During the second quarter and first six months of 2026, we had an average of approximately 8,200 and 8,100 employees, respectively, compared to approximately 7,000 and 6,900 in the same periods of 2025, primarily driven by volume growth and acquisitions. Average cost per employee for the second quarter and first six months of 2026 remained comparable with the second quarter and first six months of 2025.

Other operating expenses. Other operating expenses include costs that are primarily fixed in nature, costs that follow, to varying degrees, changes in transaction volumes and revenues (variable costs) and costs that fluctuate independently of revenues (independent costs). Costs that are primarily fixed in nature include rent and other occupancy expenses, equipment rental, insurance, repairs and maintenance, technology costs and telecommunications expenses. Variable costs include third-party service and appraiser expenses related to real estate solutions operations, title outside search and service fees, attorney fee splits, credit losses (on receivables), copy supplies, delivery fees, postage, premium taxes and title plant maintenance expenses. Independent costs include general supplies, litigation defense, business promotion and marketing, and travel.

Consolidated other operating expenses increased $67.5 million, or 39%, and $124.1 million, or 37%, in the second quarter and first six months of 2026 compared to the same periods in 2025. Total variable costs in the second quarter and first six months of 2026 increased $54.1 million, or 47%, and $105.0 million, or 49%, respectively, primarily due to higher real estate solutions third-party service and appraiser expenses and increased title outside search and service fees and premium taxes related to operating revenue growth. Total costs that are primarily fixed in nature increased by $5.1 million, or 12%, and $6.2 million, or 7%, in the second quarter and first six months of 2026, respectively, primarily driven by higher external technology costs. Independent costs increased $8.2 million, or 55%, and $12.9 million, or 46%, in the second quarter and first six months of 2026, respectively, primarily resulting from acquisition integration expenses and higher business promotion and marketing costs, travel expenses and bank fees.

As a percentage of total operating revenues, consolidated other operating expenses in the second quarter and first six months of 2026 increased to 27.4% and 27.9%, respectively, compared to 24.6% and 25.7% in the same periods of 2025, primarily due to the increased size of our real estate solutions operations, which typically have higher other operating expenses.

Title losses. Provisions for title losses, as a percentage of title operating revenues, were 3.2% and 3.1% for the second quarter and first six months of 2026, compared to 3.6% for both the second quarter and first six months of 2025. Title loss expense increased $0.6 million, or 3%, in the second quarter 2026 and $1.4 million, or 3%, in the first six months of 2026 compared to the same periods in 2025, primarily driven by increased title revenues, which were partially offset by lower title loss resulting from our continued overall favorable claims experience. The title loss ratio in any given quarter can be significantly influenced by changes in large claims incurred, escrow losses and adjustments to reserves for existing large claims.

The composition of title policy loss expense is as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	Change	% Chg	2026	2025	Change	% Chg
	(in $ millions)				($ in millions)
Provisions – known claims:
Current year	3.3	2.6	0.7	27%	5.1	4.9	0.2	4%
Prior policy years	15.5	15.6	(0.1)	(1)%	18.7	29.5	(10.8)	(37)%
	18.8	18.2	0.6	3%	23.8	34.4	(10.6)	(31)%
Provisions – IBNR
Current year	18.2	18.5	(0.3)	(2)%	34.3	33.5	0.8	2%
Prior policy years	0.6	0.4	0.2	50%	1.1	0.8	0.3	38%
	18.8	18.9	(0.1)	(1)%	35.4	34.3	1.1	3%
Transferred from IBNR to known claims	(15.5)	(15.6)	0.1	1%	(18.7)	(29.5)	10.8	(37)%
Total provisions	22.1	21.5	0.6	3%	40.5	39.2	1.4	3%

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

Total known claims provision in the second quarter 2026 was comparable to the second quarter 2025, while total known claims provision for the first six months of 2026 decreased $10.6 million, or 31%, compared to the same period in 2025, primarily a result of lower reported claims relating to prior policy years. Current year IBNR provisions for the second quarter and first six months of 2026 were comparable to the same periods in 2025, primarily due to our favorable claims experience offsetting the effect of higher title premiums in 2026. As a percentage of title operating revenues, provisions - IBNR for the current policy year were 2.7% for both the second quarter and for the first six months of 2026 compared to 3.1% for both the second quarter and first six months of 2025.

Total claim payments increased $2.2 million, or 13%, in the second quarter 2026 primarily due to higher payments on non-large claims relating to prior year policies and increased $7.6 million, or 21%, in the first six months of 2026, primarily due to higher payments on large claims relating to prior policy years compared to the same periods in 2025. We continue to manage and resolve large claims prudently and in keeping with our commitments to our policyholders.

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

Total title policy loss reserve balances are as follows:

	June 30, 2026	December 31, 2025
	(in $ millions)
Known claims	65.4	84.8
IBNR	453.8	439.7
Total estimated title losses	519.2	524.5

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

Depreciation and amortization. Total depreciation and amortization expenses in the second quarter and first six months of 2026 increased $2.5 million, or 16%, and $4.0 million, or 13%, respectively, compared to the same periods in 2025, primarily due to increased intangible amortization and depreciation expenses related to our recent MCS acquisition, partially offset by lower amortization expenses resulting from several assets becoming fully amortized in 2026.

Income taxes. Our effective tax rates (calculated on income before taxes after deducting income attributable to noncontrolling interests) were 26% and 25% in the second quarter and first six months of 2026, respectively, which were consistent with those reported in the corresponding periods in 2025.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources reflect our ability to generate cash flow to meet our obligations to stockholders, customers (payments to satisfy claims on title policies), vendors, employees, lenders and others. As of June 30, 2026, our total cash and investments, including amounts reserved pursuant to statutory requirements, aggregated $914.9 million, of which $492.7 million ($277.8 million, net of statutory reserves) was held in the United States and the rest internationally (principally in Canada).

As a holding company, the parent company is funded principally by cash from its subsidiaries' earnings in the form of dividends, operating and other administrative expense reimbursements and pursuant to intercompany tax sharing agreements. Cash held at the parent company and its unregulated subsidiaries (which totaled $123.4 million at June 30, 2026) is available for funding the parent company's operating expenses, interest payments on debt and dividend payments to common stockholders. The parent company also receives distributions from Stewart Title Guaranty Company (Guaranty), its regulated title insurance underwriter, to meet cash requirements for acquisitions and other strategic investments.

A substantial majority of our consolidated cash and investments as of June 30, 2026 was held by Guaranty and its subsidiaries. The use and investment of these funds, dividends to the parent company, and cash transfers between Guaranty and its subsidiaries and the parent company are subject to certain legal and regulatory restrictions. In general, Guaranty uses its cash and investments in excess of its legally-mandated statutory premium reserve (established in accordance with requirements under Texas law) to fund its insurance operations, including claims payments. Guaranty may also, subject to certain limitations, provide funds to its subsidiaries (whose operations consist principally of field title offices and real estate solutions operations) for their operating and debt service needs.

We maintain investments in accordance with certain statutory requirements for the funding of statutory premium reserves. Statutory reserve funds are required to be fully funded and invested in high-quality securities and short-term investments. Statutory reserve funds are not available for current claim payments, which must be funded from current operating cash flow. Included in investments in debt and equity securities are statutory reserve funds of approximately $504.7 million and $492.0 million at June 30, 2026 and December 31, 2025, respectively. In addition, included within cash and cash equivalents are statutory reserve funds of approximately $3.8 million and $4.4 million at June 30, 2026 and December 31, 2025, respectively. As of June 30, 2026, our known claims reserve totaled $65.4 million and our estimate of claims that may be reported in the future, under generally accepted accounting principles, totaled $453.8 million. In addition to this, we had cash and investments (at amortized cost and excluding equity method investments) of $221.1 million, which are available for underwriter operations, including claims payments, and acquisitions.

The ability of Guaranty to pay dividends to its parent is governed by Texas insurance law. The Texas Department of Insurance (TDI) must be notified of any dividend declared, and any dividend in excess of the greater of the statutory net operating income or 20% of surplus (which was approximately $165.4 million as of December 31, 2025) would be, by regulation, considered extraordinary and subject to pre-approval by the TDI. Also, the Texas Insurance Commissioner may raise an objection to a planned distribution during the notification period. Guaranty’s actual ability or intent to pay dividends to its parent may be constrained by business and regulatory considerations, such as the impact of dividends on surplus and liquidity, which could affect its ratings and competitive position, the amount of insurance it can write and its ability to pay future dividends. Guaranty did not pay any dividends to the parent company during either of the first six months of 2026 and 2025.

As the parent company conducts no operations apart from its wholly-owned subsidiaries, the discussion below focuses on consolidated cash flows.

	Six Months Ended June 30,
	2026	2025
	(in $ millions)
Net cash provided by operating activities	56.0	23.5
Net cash used by investing activities	(73.5)	(29.5)
Net cash used by financing activities	(42.5)	(35.5)

Operating activities. Our principal sources of cash from operations are premiums on title policies and revenue from title service-related transactions, real estate solutions and other operations. Our independent agencies remit cash to us net of their contractual retention. Our principal cash expenditures for operations are employee costs, operating costs and title claims payments.

Net cash provided by operations improved by $32.5 million to $56.0 million during the first six months of 2026, from $23.5 million during the same period in 2025, primarily driven by higher net income and timing on payments of accounts payable. Although our business is labor intensive, we are focused on a cost-effective, scalable business model which includes utilization of technology, centralized back and middle office functions and business process outsourcing. We are continuing our emphasis on cost management, especially in light of the current economic environment due to elevated mortgage interest rates, specifically focusing on lowering unit costs of production and improving operating margins in our direct title and real estate solutions operations. Our plans to improve margins include additional automation of manual processes, further consolidation of our various systems and production operations, and full integration of acquisitions. We continue to invest in the technology necessary to accomplish these goals.

Investing activities. Cash used and provided by investing activities is primarily related to proceeds from matured and sold investments, purchases of investments, capital expenditures and acquisition of businesses. During the first six months of 2026 and 2025, total proceeds from securities investments sold and matured were $63.4 million and $84.8 million, respectively, while cash used for purchases of securities investments was $71.7 million and $72.2 million, respectively. Additionally, during the first six months of 2026 and 2025, we used cash of $41.9 million and $27.1 million, respectively, for expenditures related to property and equipment and other long-lived assets, while we used net cash of $27.8 million and $8.5 million, respectively, for acquisitions of real estate solutions and title businesses. We maintain investment in capital expenditures at a level that enables us to implement technologies for increasing our operational and back-office efficiencies and to pursue growth in key markets.

Financing activities and capital resources. Total debt and stockholders’ equity were $646.7 million and $1.67 billion, respectively, as of June 30, 2026. At June 30, 2026, our debt-to-equity and debt-to-capitalization ratios, excluding our Section 1031 tax-deferred property exchange notes, were approximately 39% and 28%, respectively, which were consistent with December 31, 2025.

As of June 30, 2026, the outstanding balance of our Senior Notes was $446.4 million, while our line of credit facility had an outstanding balance of $200.0 million, with a remaining borrowing capacity of $97.5 million and an option to increase the line of credit facility by up to $125.0 million. Total interest expense during the first six months of 2026 increased by $5.2 million, or 52%, compared to the same period in 2025, primarily due to the higher outstanding balance on the line of credit facility. During the first six months of 2026 and 2025, payments on notes payable of $2.8 million and $1.1 million, respectively, and notes payable additions of $2.7 million and $1.0 million, respectively, were related to our Section 1031 business, which had an outstanding balance of $0.1 million as of June 30, 2026.

During the first six months of 2026, we paid total dividends of $32.7 million ($1.05 per common share), compared to total dividends paid of $27.9 million ($1.00 per common share) during the same period in 2025.

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

Other comprehensive (loss) income. Unrealized gains and losses on available-for-sale debt securities investments and changes in foreign currency exchange rates are reported net of deferred taxes in accumulated other comprehensive income (loss), a component of stockholders’ equity, until they are realized. During the first six months of 2026, net unrealized investment losses of $1.8 million, net of taxes, which increased our other comprehensive loss, were primarily related to net decreases in the fair values of our corporate and government bond securities investments which were influenced by higher interest rates. During the first six months of 2025, net unrealized investment gains of $6.4 million, net of taxes, which increased our other comprehensive income, were primarily related to net increases in the fair values of our foreign and corporate bond securities investments resulting from lower interest rates.

Changes in foreign currency spot exchange rates (primarily related to our Canadian and United Kingdom operations) resulted in other comprehensive loss, net of taxes, of $4.9 million in the first six months of 2026, primarily due to the depreciation of both the Canadian dollar and British pound relative to the U.S. dollar. In the first six months of 2025, both the Canadian dollar and the British pound appreciated relative to the U.S. dollar, primarily resulting in other comprehensive income, net of taxes, of $14.4 million.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes during the six months ended June 30, 2026 in our investment strategies, types of financial instruments held or the risks associated with such instruments that would materially alter the market risk disclosures made in our 2025 Form 10-K.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. Our principal executive officer and principal financial officer are responsible for establishing and maintaining disclosure controls and procedures. They evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2026, and have concluded that, as of such date, our disclosure controls and procedures are adequate and effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting during the quarter ended June 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases of our Common Stock during the six months ended June 30, 2026, except for repurchases of approximately 83,000 shares (aggregate purchase price of approximately $5.3 million) related to the statutory income tax withholding on the vesting of restricted unit grants to executives and senior management employees.

Item 5. Other Information

Book value per share. Our book value per share was $54.63 and $54.30 as of June 30, 2026 and December 31, 2025, respectively. As of June 30, 2026, our book value per share was based on approximately $1.66 billion of stockholders’ equity attributable to Stewart and 30,449,652 shares of Common Stock outstanding. As of December 31, 2025, our book value per share was based on approximately $1.64 billion of stockholders’ equity attributable to Stewart and 30,223,311 shares of Common Stock outstanding.

Trading plans. During the quarter ended June 30, 2026, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements, as defined under Item 408(a) of Regulation S-K.

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

August 4, 2026
Date

Stewart Information Services Corporation
Registrant

By:	/s/ David C. Hisey
David C. Hisey, Chief Financial Officer and Treasurer