Form 10-Q
period 2026-09-30
STEWART INFORMATION SERVICES CORP
filed 2026-11-04
CIK 94344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☑
On October 27, 2026, there were 30,526,684 outstanding shares of the issuer's Common Stock.

FORM 10-Q QUARTERLY REPORT
QUARTER ENDED SEPTEMBER 30, 2026

As used in this report, “we,” “us,” “our,” "Registrant," the “Company” and “Stewart” mean Stewart Information Services Corporation and our subsidiaries, unless the context indicates otherwise.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in $'000, except per share)
Revenues
Direct title revenues	305,770	299,690	882,537	822,631
Agency title revenues	384,739	360,186	1,094,781	928,989
Real estate solutions	196,446	116,607	555,164	326,334
Operating revenues	886,955	776,483	2,532,482	2,077,954
Investment income	13,700	14,819	42,390	43,733
Net realized and unrealized gains	24	5,614	6,352	9,394
	900,679	796,916	2,581,224	2,131,081
Expenses
Amounts retained by agencies	319,050	299,523	910,082	773,012
Employee costs	230,921	211,221	693,080	605,240
Other operating expenses	254,729	185,165	713,297	519,605
Title losses and related claims	23,514	19,546	64,022	58,701
Depreciation and amortization	19,290	15,391	53,778	45,863
Interest	7,618	4,898	22,685	14,812
	855,122	735,744	2,456,944	2,017,233
Income before taxes and noncontrolling interests	45,557	61,172	124,280	113,848
Income tax expense	(11,630)	(12,975)	(29,533)	(24,600)
Net income	33,927	48,197	94,747	89,248
Less net income attributable to noncontrolling interests	3,606	3,938	10,245	9,990
Net income attributable to Stewart	30,321	44,259	84,502	79,258

Net income	33,927	48,197	94,747	89,248
Other comprehensive (loss) income, net of taxes
Foreign currency translation adjustments	(672)	(5,178)	(5,532)	9,230
Change in net unrealized gains and losses on investments	(10,463)	3,073	(12,362)	9,163
Reclassification adjustments for realized gains and losses on investments	(204)	183	(90)	510
Other comprehensive (loss) income, net of taxes	(11,339)	(1,922)	(17,984)	18,903
Comprehensive income	22,588	46,275	76,763	108,151
Less net income attributable to noncontrolling interests	3,606	3,938	10,245	9,990
Comprehensive income attributable to Stewart	18,982	42,337	66,518	98,161

Basic average shares outstanding (000)	30,523	28,004	30,421	27,922
Basic earnings per share attributable to Stewart	0.99	1.58	2.78	2.84
Diluted average shares outstanding (000)	30,976	28,491	30,875	28,386
Diluted earnings per share attributable to Stewart	0.98	1.55	2.74	2.79
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2026 (Unaudited)	December 31, 2025
	(in $'000, except share amounts)
Assets
Cash and cash equivalents	152,313	321,775
Short-term investments	53,661	47,899
Investments, at fair value:
Debt securities (amortized cost of $556,749 and $558,544)	540,931	558,488
Equity securities	55,237	47,682
	596,168	606,170
Receivables:
Premiums from agencies	38,731	38,286
Trade and other	156,205	116,626
Income taxes	5,508	3,145
Notes	40,926	39,812
Allowance for uncollectible amounts	(8,889)	(7,805)
	232,481	190,064
Property and equipment:
Land	1,597	1,597
Buildings and improvements	16,419	16,231
Furniture and equipment	305,530	259,581
Accumulated depreciation	(218,835)	(192,079)
	104,711	85,330
Operating lease assets	117,608	106,034
Title plants, at cost	84,108	81,670
Goodwill	1,418,014	1,271,958
Intangible assets, net of amortization	291,377	325,135
Deferred tax assets	8,139	7,656
Other assets	238,261	209,114
	3,296,841	3,252,805
Liabilities
Notes payable	654,911	646,606
Accounts payable and accrued liabilities	236,784	255,852
Operating lease liabilities	133,420	122,153
Estimated title losses	521,498	524,473
Deferred tax liabilities	66,951	53,323
	1,613,564	1,602,407
Contingent liabilities and commitments
Stockholders’ equity
Common Stock ($1 par value) and additional paid-in capital	535,941	520,243
Retained earnings	1,180,234	1,145,415
Accumulated other comprehensive loss:
Foreign currency translation adjustments	(27,396)	(21,864)
Net unrealized losses on debt securities investments	(12,496)	(44)
Treasury stock – 352,161 common shares, at cost	(2,666)	(2,666)
Stockholders’ equity attributable to Stewart	1,673,617	1,641,084
Noncontrolling interests	9,660	9,314
Total stockholders’ equity (30,526,460 and 30,223,311 shares outstanding)	1,683,277	1,650,398
	3,296,841	3,252,805
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2026	2025
	(in $'000)
Reconciliation of net income to cash provided by operating activities:
Net income	94,747	89,248
Add (deduct):
Depreciation and amortization	53,778	45,863
Adjustments for bad debt provisions	2,550	2,276
Net realized and unrealized gains	(6,352)	(9,394)
Amortization of net discount on debt securities investments	(1,237)	(1,065)
Payments for title losses (in excess of) less than provisions	(250)	2,908
Increase in receivables – net	(31,816)	(23,524)
Increase in other assets – net	(6,488)	(21,735)
(Decrease) increase in accounts payable and other liabilities – net	(35,407)	13,217
Change in net deferred income taxes	18,656	5,380
Net income from equity method investments	(1,585)	(1,683)
Dividends received from equity method investments	1,861	1,371
Share-based compensation expense	13,959	12,956
Other – net	203	328
Cash provided by operating activities	102,619	116,146
Investing activities:
Proceeds from sales of investments in securities	18,238	44,306
Proceeds from matured investments in debt securities	71,998	67,972
Purchases of investments in securities	(102,130)	(100,565)
Net purchases of short-term investments	(1,853)	(1,312)
Purchases of property and equipment and other long-lived assets	(62,872)	(46,165)
Proceeds from sale of property and equipment and other assets	64	3,749
Cash paid for acquisition of businesses and related assets	(134,093)	(38,553)
Increase in notes receivable	(5,110)	(21,718)
Purchases of cost-basis and other investments	(6,435)	(1,751)
Other – net	3,682	1,995
Cash used by investing activities	(218,511)	(92,042)
Financing activities:
Proceeds from notes payable	10,808	995
Payments on notes payable	(2,939)	(1,115)
Distributions to noncontrolling interests and other	(10,133)	(10,445)
Contributions from noncontrolling interests	151	—
Repurchases of Common Stock	(5,433)	(3,565)
Proceeds from stock option and employee stock purchase plan exercises	7,172	7,173
Cash dividends paid	(49,683)	(42,618)
Payment of contingent consideration related to acquisitions	(3,007)	(5,087)
Cash used by financing activities	(53,064)	(54,662)
Effects of changes in foreign currency exchange rates	(506)	2,778
Change in cash and cash equivalents	(169,462)	(27,780)
Cash and cash equivalents at beginning of period	321,775	216,298
Cash and cash equivalents at end of period	152,313	188,518
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	Common Stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Noncontrolling interests	Total
	(in $'000)
Nine Months Ended September 30, 2026
Balance at December 31, 2025	30,577	489,666	1,145,415	(21,908)	(2,666)	9,314	1,650,398
Net income attributable to Stewart	—	—	84,502	—	—	—	84,502
Dividends on Common Stock ($1.60 per share)	—	—	(49,683)	—	—	—	(49,683)
Stock-based compensation	262	13,697	—	—	—	—	13,959
Stock repurchases	(85)	(5,348)	—	—	—	—	(5,433)
Stock option and employee stock purchase plan exercises	126	7,046	—	—	—	—	7,172
Change in net unrealized gains and losses on investments, net of taxes	—	—	—	(12,362)	—	—	(12,362)
Reclassification adjustment for realized gains and losses on investments, net of taxes	—	—	—	(90)	—	—	(90)
Foreign currency translation adjustments, net of taxes	—	—	—	(5,532)	—	—	(5,532)
Net income attributable to noncontrolling interests	—	—	—	—	—	10,245	10,245
Distributions to noncontrolling interests	—	—	—	—	—	(10,133)	(10,133)
Net effect of other changes in ownership	—	—	—	—	—	234	234
Balance at September 30, 2026	30,880	505,061	1,180,234	(39,892)	(2,666)	9,660	1,683,277

Nine Months Ended September 30, 2025
Balance at December 31, 2024	28,117	330,604	1,089,484	(43,397)	(2,666)	8,947	1,411,089
Net income attributable to Stewart	—	—	79,258	—	—	—	79,258
Dividends on Common Stock ($1.53 per share)	—	—	(43,449)	—	—	—	(43,449)
Stock-based compensation	177	12,779	—	—	—	—	12,956
Stock repurchases	(51)	(3,514)	—	—	—	—	(3,565)
Stock option and employee stock purchase plan exercises	131	7,042	—	—	—	—	7,173
Change in net unrealized gains and losses on investments, net of taxes	—	—	—	9,163	—	—	9,163
Reclassification adjustment for realized gains and losses on investments, net of taxes	—	—	—	510	—	—	510
Foreign currency translation adjustments, net of taxes	—	—	—	9,230	—	—	9,230
Net income attributable to noncontrolling interests	—	—	—	—	—	9,990	9,990
Distributions to noncontrolling interests	—	—	—	—	—	(10,371)	(10,371)
Net effect of other changes in ownership	—	—	—	—	—	(74)	(74)
Balance at September 30, 2025	28,374	346,911	1,125,293	(24,494)	(2,666)	8,492	1,481,910
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	Common Stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Noncontrolling interests	Total
	(in $'000)
Three Months Ended September 30, 2026
Balance at June 30, 2026	30,804	496,977	1,166,857	(28,553)	(2,666)	9,364	1,672,783
Net income attributable to Stewart	—	—	30,321	—	—	—	30,321
Dividends on Common Stock ($0.55 per share)	—	—	(16,944)	—	—	—	(16,944)
Stock-based compensation	5	4,070	—	—	—	—	4,075
Stock repurchases	(2)	(105)	—	—	—	—	(107)
Stock option and employee stock purchase plan exercises	73	4,119	—	—	—	—	4,192
Change in net unrealized gains and losses on investments, net of taxes	—	—	—	(10,463)	—	—	(10,463)
Reclassification adjustment for realized gains and losses on investments, net of taxes	—	—	—	(204)	—	—	(204)
Foreign currency translation adjustments, net of taxes	—	—	—	(672)	—	—	(672)
Net income attributable to noncontrolling interests	—	—	—	—	—	3,606	3,606
Distributions to noncontrolling interests	—	—	—	—	—	(3,348)	(3,348)
Net effect of other changes in ownership	—	—	—	—	—	38	38
Balance at September 30, 2026	30,880	505,061	1,180,234	(39,892)	(2,666)	9,660	1,683,277

Three Months Ended September 30, 2025
Balance at June 30, 2025	28,293	338,673	1,096,023	(22,572)	(2,666)	8,531	1,446,282
Net income attributable to Stewart	—	—	44,259	—	—	—	44,259
Dividends on Common Stock ($0.53 per share)	—	—	(14,989)	—	—	—	(14,989)
Stock-based compensation	5	4,129	—	—	—	—	4,134
Stock repurchases	(1)	(90)	—	—	—	—	(91)
Stock option and employee stock purchase plan exercises	77	4,199	—	—	—	—	4,276
Change in net unrealized gains and losses on investments, net of taxes	—	—	—	3,073	—	—	3,073
Reclassification adjustment for realized gains and losses on investments, net of taxes	—	—	—	183	—	—	183
Foreign currency translation adjustments, net of taxes	—	—	—	(5,178)	—	—	(5,178)
Net income attributable to noncontrolling interests	—	—	—	—	—	3,938	3,938
Distributions to noncontrolling interests	—	—	—	—	—	(3,977)	(3,977)
Balance at September 30, 2025	28,374	346,911	1,125,293	(24,494)	(2,666)	8,492	1,481,910
See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1

Interim financial statements. The financial information contained in this report for the three and nine months ended September 30, 2026 and 2025, and as of September 30, 2026, is unaudited. This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission on February 27, 2026 (2025 Form 10-K).

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

C. Restrictions on cash and investments. The Company maintains investments in accordance with certain statutory requirements in the states of domicile of our underwriters for the funding of statutory premium reserves. Statutory reserve funds are required to be fully funded and invested in high-quality securities and short-term investments. Statutory reserve funds are not available for current claim payments, which must be funded from current operating cash flow. Included in investments in debt and equity securities are statutory reserve funds of approximately $507.8 million and $492.0 million at September 30, 2026 and December 31, 2025, respectively. In addition, included within cash and cash equivalents are statutory reserve funds of approximately $3.7 million and $4.4 million at September 30, 2026 and December 31, 2025, respectively. Although these cash statutory reserve funds are not restricted or segregated in depository accounts, they are required to be held pursuant to state statutes. If the Company fails to maintain minimum investments or cash and cash equivalents sufficient to meet statutory requirements, the Company may be subject to fines or other penalties, including potential revocation of its business license. These funds are not available for any other purpose. In the event that insurance regulators adjust the determination of the statutory premium reserves of the Company’s title insurers, these restricted funds as well as statutory surplus would correspondingly increase or decrease.

NOTE 2

Revenues. The Company's operating revenues, summarized by type, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in $ thousands)
Title insurance premiums:
Direct	214,869	210,057	623,630	573,561
Agency	384,739	360,186	1,094,781	928,989
Escrow fees	47,724	46,894	135,647	128,070
Real estate solutions and abstract fees	218,897	135,454	612,832	379,710
Other revenues	20,726	23,892	65,592	67,624
	886,955	776,483	2,532,482	2,077,954

NOTE 3

Investments in debt and equity securities. As of September 30, 2026 and December 31, 2025, the net unrealized investment gains relating to investments in equity securities held were $20.6 million and $14.8 million, respectively (refer to Note 5).

The amortized costs and fair values of investments in debt securities are as follows:

	September 30, 2026		December 31, 2025
	Amortized costs	Fair values	Amortized costs	Fair values
	(in $ thousands)
Municipal	5,084	5,018	12,292	12,274
Corporate	142,530	135,585	144,571	143,621
Foreign	343,480	336,977	347,588	348,084
U.S. Treasury Bonds	65,655	63,351	54,093	54,509
	556,749	540,931	558,544	558,488

Foreign debt securities consist of Canadian government, provincial and corporate bonds, United Kingdom treasury and corporate bonds, and Mexican government bonds.

Gross unrealized gains and losses on investments in debt securities are as follows:

	September 30, 2026		December 31, 2025
	Gains	Losses	Gains	Losses
	(in $ thousands)
Municipal	1	67	5	23
Corporate	144	7,089	1,646	2,596
Foreign	1,148	7,651	3,645	3,149
U.S. Treasury Bonds	6	2,310	543	127
	1,299	17,117	5,839	5,895

Debt securities as of September 30, 2026 mature, according to their contractual terms, as follows (actual maturities may differ due to call or prepayment rights):

	Amortized costs	Fair values
	(in $ thousands)
In one year or less	80,306	79,864
After one year through five years	276,795	270,835
After five years through ten years	186,017	178,422
After ten years	13,631	11,810
	556,749	540,931

Gross unrealized losses on investments in debt securities and the fair values of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2026, were:

	Less than 12 months		More than 12 months		Total
	Losses	Fair values	Losses	Fair values	Losses	Fair values
	(in $ thousands)
Municipal	59	3,972	8	30	67	4,002
Corporate	2,346	71,615	4,743	58,682	7,089	130,297
Foreign	4,671	203,113	2,980	79,825	7,651	282,938
U.S. Treasury Bonds	2,099	56,775	211	5,714	2,310	62,489
	9,175	335,475	7,942	144,251	17,117	479,726

The number of specific debt investment holdings held in an unrealized loss position as of September 30, 2026 was 312. Of these securities, 80 were in unrealized loss positions for more than 12 months. Total gross unrealized investment losses increased at September 30, 2026 compared to December 31, 2025, primarily due to higher interest rates in 2026. Since the Company does not intend to sell and will more likely than not maintain each investment security until its maturity or anticipated recovery in value, and no significant credit risk is deemed to exist, these investments are not considered as credit-impaired. The Company believes its investment portfolio is diversified and expects no material loss to result from the failure to perform by issuers of the debt securities it holds. Investments made by the Company are not collateralized.

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

As of September 30, 2026, financial instruments measured at fair value on a recurring basis are summarized below:

	Level 1	Level 2	Fair value measurements
	(in $ thousands)
Investments in securities:
Debt securities:
Municipal	—	5,018	5,018
Corporate	—	135,585	135,585
Foreign	—	336,977	336,977
U.S. Treasury Bonds	—	63,351	63,351
Equity securities	55,237	—	55,237
	55,237	540,931	596,168

As of December 31, 2025, financial instruments measured at fair value on a recurring basis are summarized below:

	Level 1	Level 2	Fair value measurements
	(in $ thousands)
Investments in securities:
Debt securities:
Municipal	—	12,274	12,274
Corporate	—	143,621	143,621
Foreign	—	348,084	348,084
U.S. Treasury Bonds	—	54,509	54,509
Equity securities	47,682	—	47,682
	47,682	558,488	606,170

As of September 30, 2026 and December 31, 2025, Level 1 financial instruments consist of equity securities. Level 2 financial instruments consist of municipal, governmental, and corporate bonds, both U.S. and foreign. In accordance with the Company’s policies and guidelines which incorporate relevant statutory requirements, the Company’s third-party registered investment manager invests only in securities rated as investment grade or higher by the major rating services, where observable valuation inputs are significant. The fair value of the Company's investments in debt and equity securities is primarily determined using a third-party pricing service provider. The third-party pricing service provider calculates the fair values using both market approach and model valuation methods, as well as pricing information obtained from brokers, dealers and custodians. Management ensures the reasonableness of the third-party service valuations by comparing them with pricing information from the Company's investment manager.

NOTE 5

Net realized and unrealized gains. Realized and unrealized gains and losses are detailed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in $ thousands)
Realized gains	158	1,432	483	2,031
Realized losses	(160)	(158)	(627)	(2,550)
Net unrealized investment gains recognized on equity securities still held	26	4,340	6,496	9,913
	24	5,614	6,352	9,394

Realized gains in the third quarter and first nine months of 2025 included a $1.2 million gain from a sale of real property, while realized losses in the first nine months of 2025 included a $1.2 million loss related to an acquisition contingent liability adjustment.

Investment gains and losses recognized related to investments in equity securities are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in $ thousands)
Net investment (losses) gains recognized on equity securities during the period	(120)	4,317	6,637	9,569
Less: Net realized (losses) gains on equity securities sold during the period	(146)	(23)	141	(344)
Net unrealized investment gains recognized on equity securities still held	26	4,340	6,496	9,913

Proceeds from sales of investments in securities are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in $ thousands)
Proceeds from sales of debt securities	15,530	7,109	16,577	40,620
Proceeds from sales of equity securities	621	213	1,661	3,686
Total proceeds from sales of investments in securities	16,151	7,322	18,238	44,306

NOTE 6

Goodwill. The summary of changes in goodwill is as follows:

	Title	Real Estate Solutions	Consolidated Total
	(in $ thousands)
Balances at December 31, 2025	728,553	543,405	1,271,958
Acquisitions	104,714	15,615	120,329
Purchase accounting adjustments	(116)	25,843	25,727
Balances at September 30, 2026	833,151	584,863	1,418,014

During the first nine months of 2026, goodwill recorded was primarily related to acquisitions of title and search companies in the title segment and a valuation management services company in the real estate solutions segment. Purchase accounting adjustments in the real estate solutions segment were primarily related to Mortgage Contracting Services (MCS), which was acquired in the fourth quarter 2025, and primarily reflected refined valuations of acquired intangible assets. Management expects to complete its purchase accounting for MCS in the fourth quarter 2026 and does not anticipate further adjustments to be material.

NOTE 7

Estimated title losses. A summary of estimated title losses for the nine months ended September 30 is as follows:

	2026	2025
	(in $ thousands)
Balances at January 1	524,473	511,534
Provisions:
Current year	61,565	57,126
Previous policy years	2,457	1,575
Total provisions	64,022	58,701
Payments, net of recoveries:
Current year	(8,415)	(12,278)
Previous policy years	(55,857)	(43,515)
Total payments, net of recoveries	(64,272)	(55,793)
Effects of changes in foreign currency exchange rates	(2,725)	6,003
Balances at September 30	521,498	520,445
Loss ratios as a percentage of title operating revenues:
Current year provisions	3.1%	3.3%
Total provisions	3.2%	3.4%

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

During the first nine months of 2026 and 2025, the Company granted time-based and performance-based restricted stock units with aggregate grant-date fair values of $19.3 million (321,000 units with an average grant price per unit of $60.22) and $15.9 million (223,000 units with an average grant price per unit of $71.16), respectively.

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

The calculation of the basic and diluted EPS is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net income attributable to Stewart (in $'000)	30,321	44,259	84,502	79,258

Denominator (in '000):
Basic average shares outstanding	30,523	28,004	30,421	27,922
Average number of dilutive shares relating to options	178	201	180	193
Average number of dilutive shares relating to restricted units	275	286	274	271
Diluted average shares outstanding	30,976	28,491	30,875	28,386

Basic earnings per share attributable to Stewart ($)	0.99	1.58	2.78	2.84
Diluted earnings per share attributable to Stewart ($)	0.98	1.55	2.74	2.79

NOTE 10

Contingent liabilities and commitments. In the ordinary course of business, the Company guarantees the third-party indebtedness of certain of its consolidated subsidiaries. As of September 30, 2026, the maximum potential future payments on the guarantees are not more than the related notes payable recorded in the condensed consolidated balance sheets. The Company also guarantees the indebtedness related to lease obligations of certain of its consolidated subsidiaries. The maximum future obligations arising from these lease-related guarantees are not more than the Company’s future lease obligations, as presented on the condensed consolidated balance sheets, plus lease operating expenses. As of September 30, 2026, the Company also had unused letters of credit aggregating $4.9 million related to workers’ compensation and other insurance. The Company does not expect to make any payments on these guarantees.

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

Statement of income information related to these reportable segments, including major expense captions used to calculate pretax income, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in $ thousands)		(in $ thousands)
Title:
Revenues	704,197	678,899	2,026,150	1,803,322
Expenses
Amounts retained by agencies	319,050	299,523	910,082	773,012
Employee costs	203,066	191,598	610,760	549,634
Other operating expenses	102,516	97,482	294,102	272,241
Title losses and related claims	23,514	19,546	64,022	58,701
Depreciation and amortization	8,145	8,356	24,828	25,413
Interest	455	419	1,367	1,265
	656,746	616,924	1,905,161	1,680,266
Pretax income	47,451	61,975	120,989	123,056

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in $ thousands)		(in $ thousands)
Real estate solutions:
Revenues	196,482	116,639	555,274	326,424
Expenses
Employee costs	25,109	16,094	72,852	45,266
Other operating expenses	150,202	86,479	414,405	243,494
Depreciation and amortization	10,855	6,777	28,160	19,574
Interest	3	—	11	2
	186,169	109,350	515,428	308,336
Pretax income	10,313	7,289	39,846	18,088

Corporate:
Revenues - net realized gains (losses)	—	1,378	(200)	1,335
Expenses
Employee costs	2,746	3,529	9,468	10,340
Other operating expenses	2,011	1,204	4,790	3,870
Depreciation and amortization	290	258	790	876
Interest	7,160	4,479	21,307	13,545
	12,207	9,470	36,355	28,631
Pretax loss	(12,207)	(8,092)	(36,555)	(27,296)

Consolidated Stewart:
Revenues	900,679	796,916	2,581,224	2,131,081
Expenses
Amounts retained by agencies	319,050	299,523	910,082	773,012
Employee costs	230,921	211,221	693,080	605,240
Other operating expenses	254,729	185,165	713,297	519,605
Title losses and related claims	23,514	19,546	64,022	58,701
Depreciation and amortization	19,290	15,391	53,778	45,863
Interest	7,618	4,898	22,685	14,812
	855,122	735,744	2,456,944	2,017,233
Pretax income	45,557	61,172	124,280	113,848

The Company does not provide asset information by reportable operating segment as it does not routinely evaluate the asset position by segment.

Total revenues generated in the United States and all international operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in $ thousands)
United States	857,491	747,405	2,462,432	2,011,124
International	43,188	49,511	118,792	119,957
	900,679	796,916	2,581,224	2,131,081

NOTE 13
Other comprehensive (loss) income. Changes in the balances of each component of other comprehensive (loss) income and the related tax effects are as follows:

	Three Months Ended September 30, 2026			Three Months Ended September 30, 2025
	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount
	(in $ thousands)
Net unrealized gains and losses on investments:
Change in net unrealized gains and losses on investments	(13,244)	(2,781)	(10,463)	3,890	817	3,073
Reclassification adjustments for realized gains and losses on investments	(258)	(54)	(204)	231	48	183
	(13,502)	(2,835)	(10,667)	4,121	865	3,256
Foreign currency translation adjustments	(731)	(59)	(672)	(5,883)	(705)	(5,178)
Other comprehensive (loss) income	(14,233)	(2,894)	(11,339)	(1,762)	160	(1,922)

	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount
	($000 omitted)
Net unrealized gains and losses on investments:
Change in net unrealized gains and losses on investments	(15,648)	(3,286)	(12,362)	11,599	2,436	9,163
Reclassification adjustment for realized gains and losses on investments	(114)	(24)	(90)	645	135	510
	(15,762)	(3,310)	(12,452)	12,244	2,571	9,673
Foreign currency translation adjustments	(7,617)	(2,085)	(5,532)	10,652	1,422	9,230
Other comprehensive (loss) income	(23,379)	(5,395)	(17,984)	22,896	3,993	18,903

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S OVERVIEW

Third quarter 2026 overview. We reported net income attributable to Stewart of $30.3 million ($0.98 per diluted share) for the third quarter 2026, compared to net income attributable to Stewart of $44.3 million ($1.55 per diluted share) for the third quarter 2025. Pretax income before noncontrolling interests for the third quarter 2026 was $45.6 million compared to pretax income before noncontrolling interests of $61.2 million for the prior year quarter 2025. Third quarter 2025 results included $5.6 million of pretax net realized and unrealized gains, primarily driven by $4.3 million of net unrealized gains on fair value changes of equity securities investments in the title segment and a $1.2 million realized gain on a sale of real property in the corporate segment.

Summary results of the title segment are as follows ($ in millions, except pretax margin):

	For the Three Months Ended September 30,
	2026	2025	% Change

Operating revenues	690.5	659.9	5%
Investment income	13.7	14.8	(8)%
Net realized and unrealized gains	—	4.2	(100)%
Pretax income	47.5	62.0	(23)%
Pretax margin	6.7%	9.1%

Title segment operating revenues increased $30.6 million (5%) in the third quarter 2026 compared to the third quarter 2025, primarily driven by growth in agency title revenues. Agency gross title revenues increased $24.6 million (7%), while direct title revenues increased $6.1 million (2%), primarily due to higher domestic commercial activity during the third quarter 2026. Net of agency retention, agency title revenues increased $5.0 million (8%) consistent with the gross agency revenue growth.

The title segment's combined employee costs and other operating expenses increased $16.5 million (6%) in the third quarter 2026 compared to the prior year quarter, primarily driven by higher title revenues, which resulted in increased salaries and employee benefits and higher title search and third-party service fees, and investment in talent to support growth initiatives. As a percentage of title operating revenues, these expenses were approximately 44%, which is comparable to the third quarter 2025. Title loss expense increased $4.0 million (20%) in the third quarter 2026, primarily due to higher title revenues, while the title loss ratio, as a percentage of title operating revenues, remained comparable to the prior year quarter.

Investment income decreased $1.1 million (8%) in the third quarter 2026, primarily due to lower interest income resulting from reduced eligible escrow balances compared to the prior year quarter. Net realized and unrealized gains in the third quarter 2026 were insignificant, while the third quarter 2025 activity was primarily related to net unrealized gains on fair value changes of equity securities investments. Included in the title segment's pretax income in the third quarters 2026 and 2025 were acquisition-related intangible asset amortization expenses of $2.1 million and $2.8 million, respectively.

Summary results of the real estate solutions segment are as follows ($ in millions, except pretax margin):

	For the Three Months Ended September 30,
	2026	2025	% Change

Operating revenues	196.5	116.6	68%
Pretax income	10.3	7.3	41%
Pretax margin	5.2%	6.2%

Real estate solutions segment revenues increased $79.9 million (68%) in the third quarter 2026 compared to the third quarter 2025, primarily driven by the recent MCS acquisition and higher revenues from credit information and valuation services. Combined segment employee costs and other operating expenses increased $72.7 million (71%) in the third quarter 2026, primarily due to higher costs of services associated with revenue growth and increased employee count from acquisitions. The segment's pretax income in the third quarters 2026 and 2025 included acquisition-related intangible asset amortization expenses of $9.3 million and $5.8 million, respectively, with the higher amortization expense in the third quarter 2026 primarily being driven by the MCS acquisition.

In regard to the corporate segment, pretax results were primarily driven by expenses attributable to corporate operations, which increased to $12.2 million in the third quarter 2026, compared to $9.5 million in the third quarter 2025, primarily due to higher interest expense on increased debt balances.

CRITICAL ACCOUNTING ESTIMATES

The preparation of the Company’s condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures surrounding contingencies and commitments. Actual results can differ from our accounting estimates. While we do not anticipate significant changes in our estimates, there is a risk that such changes could have a material impact on our consolidated financial condition or results of operations for future periods. During the nine months ended September 30, 2026, we made no material changes to our critical accounting estimates as previously disclosed in Management’s Discussion and Analysis in the 2025 Form 10-K.

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

RESULTS OF OPERATIONS

Comparisons of our results of operations for the three and nine months ended September 30, 2026 with the corresponding periods in the prior year are set forth below. Factors contributing to fluctuations in the results of operations are presented in the order of their monetary significance, and we have quantified, when necessary, significant changes. Segment results are included in the discussions and, when relevant, are discussed separately.

Our statements on home sales, interest rates and loan activity are based on published U.S. industry data from sources including Fannie Mae, the Mortgage Bankers Association (MBA), the National Association of Realtors (NAR) and the U.S. Census Bureau as of September 30, 2026. We also use information from our direct operations.

Operating environment. According to NAR, existing home sales (seasonally-adjusted basis) totaled approximately 3.99 million units in September 2026, representing a 2% decrease from the prior year and a 2% increase from August 2026. NAR noted that home sales activity in August and September were the lowest for the year, primarily due to elevated mortgage interest rates and affordability challenges. The median existing home price in September 2026 increased to $417,500, representing a 1% increase from the prior year and the 39th consecutive month of year-over-year price appreciation. Additionally, U.S. residential construction activity remained constrained during September 2026, as total housing starts decreased 7% and 5% compared to September 2025 and August 2026, respectively, while newly issued building permits were 3% below prior-year levels and unchanged from August 2026.

Based on averaged estimates by Fannie Mae and MBA as of September 2026, total U.S. single-family mortgage originations were $514 billion in the third quarter 2026, or 1% lower compared to the third quarter 2025, primarily driven by 4% lower refinancing activity. The average 30-year fixed mortgage interest rate remained elevated during the third quarter 2026 at 6.7%, compared to 6.6% in the third quarter 2025 and 6.4% in the second quarter 2026. Mortgage rates rose throughout the quarter and exceeded 7.0% by the end of the third quarter, primarily due to the sharp increase in the 10-year Treasury yield, which reached its highest level since 2022. The 30-year fixed mortgage rate is expected to average 7.4% in the fourth quarter 2026. As a result, fourth quarter 2026 total mortgage originations are expected to be 23% lower, largely due to lower expected refinancing activity, while total home sales are projected to be 5% lower compared to the fourth quarter 2025.

Title revenues. Direct title revenues information is presented below:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	Change	% Chg	2026	2025	Change	% Chg
	(in $ millions)				($ in millions)
Non-commercial:
Domestic	179.8	176.8	3.0	2%	503.3	490.8	12.5	3%
International	32.3	32.5	(0.2)	(1)%	87.4	84.3	3.1	4%
	212.1	209.3	2.8	1%	590.7	575.1	15.6	3%
Commercial:
Domestic	86.4	79.1	7.3	9%	270.0	223.0	47.0	21%
International	7.3	11.3	(4.0)	(35)%	21.8	24.5	(2.7)	(11)%
	93.7	90.4	3.3	4%	291.8	247.5	44.3	18%
Total direct title revenues	305.8	299.7	6.1	2%	882.5	822.6	59.9	7%

Domestic commercial revenues improved $7.3 million, or 9%, and $47.0 million, or 21%, in the third quarter and first nine months of 2026, respectively, compared to the same periods in 2025. The increases were primarily driven by higher commercial transaction volume across multiple asset classes, including retail and multi-family in the third quarter, and data center, energy, retail and multi-family properties during the first nine months of 2026. The average domestic commercial fee per file for the third quarter 2026 was $16,300, an 8% decline from the prior year quarter, primarily due to asset class transaction mix, while the average fee per file for the nine months of 2026 increased 7% to $17,900, primarily driven by increased size of energy transactions compared to the same period in 2025.

Domestic non-commercial revenues increased $3.0 million, or 2%, in the third quarter 2026, primarily due to contributions from acquisitions, and increased $12.5 million, or 3%, in the first nine months of 2026, primarily driven by an increased average fee per file. The average domestic residential fee per file was $3,200 for both the third quarter and first nine months of 2026, compared to $3,200 and $3,100, respectively, for the same periods in 2025.

Total international revenues declined $4.2 million, or 10%, in the third quarter 2026, primarily driven by a large commercial transaction that closed in the prior year quarter, while total international revenues in the first nine months of 2026 were comparable to the same period in 2025.

Orders information is as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	Change	% Chg	2026	2025	Change	% Chg
Opened Orders:
Commercial	5,548	4,520	1,028	23%	16,901	13,374	3,527	26%
Purchase	48,578	50,661	(2,083)	(4)%	144,339	149,704	(5,365)	(4)%
Refinance	18,221	22,399	(4,178)	(19)%	61,724	59,697	2,027	3%
Other*	13,660	9,823	3,837	39%	40,298	33,217	7,081	21%
Total	86,007	87,403	(1,396)	(2)%	263,262	255,992	7,270	3%

Closed Orders:
Commercial	5,302	4,478	824	18%	15,085	13,283	1,802	14%
Purchase	34,329	36,209	(1,880)	(5)%	96,232	98,875	(2,643)	(3)%
Refinance	11,439	12,778	(1,339)	(10)%	38,000	34,841	3,159	9%
Other*	10,694	5,847	4,847	83%	22,383	24,580	(2,197)	(9)%
Total	61,764	59,312	2,452	4%	171,700	171,579	121	—%
*Other orders are primarily related to real estate investor and reverse mortgage transactions.

Gross revenues from independent agency operations increased $24.6 million, or 7%, and $165.8 million, or 18%, in the third quarter and first nine months of 2026, respectively, primarily due to improved residential and commercial volumes in our key agency states, including Florida, Michigan, New York and Pennsylvania. Agency revenues, net of retention, increased $5.0 million, or 8%, and $28.7 million, or 18%, in the third quarter and first nine months of 2026, respectively, consistent with the gross agency revenue growth. Refer further to the "Retention by agencies" discussion under Expenses below.

Real estate solutions revenues. Real estate solutions revenues improved $79.8 million, or 69%, in the third quarter 2026 and $228.8 million, or 70%, in the first nine months of 2026 compared to the same periods in 2025, primarily driven by our recently acquired MCS business and higher revenues from our credit information and valuation services businesses.

Investment income. Investment income in the third quarter and first nine months of 2026 decreased $1.1 million, or 8%, and $1.3 million, or 3%, respectively, compared to the same periods in 2025, primarily driven by lower interest income resulting from reduced eligible escrow balances.

Net realized and unrealized gains. Refer to Note 5 to the condensed consolidated financial statements.

Expenses. An analysis of expenses is shown below:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	Change*	% Chg	2026	2025	Change*	% Chg
	(in $ millions)				($ in millions)
Amounts retained by agencies	319.1	299.5	19.5	7%	910.1	773.0	137.1	18%
As a % of agency title revenues	82.9%	83.2%			83.1%	83.2%
Employee costs	230.9	211.2	19.7	9%	693.1	605.2	87.8	15%
As a % of operating revenues	26.0%	27.2%			27.4%	29.1%
Other operating expenses	254.7	185.2	69.6	38%	713.3	519.6	193.7	37%
As a % of operating revenues	28.7%	23.8%			28.2%	25.0%
Title losses and related claims	23.5	19.5	4.0	20%	64.0	58.7	5.3	9%
As a % of title revenues	3.4%	3.0%			3.2%	3.4%
*May not foot due to rounding.

Retention by agencies. Amounts retained by title agencies are based on agreements between agencies and our title underwriters. Amounts retained by independent agencies, as a percentage of revenues generated by them, averaged 82.9% and 83.1% in the third quarter and first nine months of 2026, respectively, compared to 83.2% in both periods in 2025. The average retention percentage may vary from period to period due to the geographical mix of agency operations, the volume of title revenues and, in some states, laws or regulations. Due to the variety of such laws or regulations, as well as competitive factors, the average retention rate can differ significantly from state to state. In addition, a high proportion of our independent agencies are in states with retention rates greater than 80%. We continue to focus on increasing profit margins in every state, increasing premium revenue in states where remittance rates are higher, and maintaining the quality of our agency network, which we believe to be the industry’s best, in order to mitigate claims risk and drive consistent future performance. While market share is important in our agency operations channel, it is not as important as margins, risk mitigation and profitability.

Employee costs. Consolidated employee costs increased $19.7 million, or 9%, and $87.8 million, or 15%, in the third quarter and first nine months of 2026, respectively, compared to the same periods in 2025, primarily driven by higher costs of services associated with increased revenues, increased employee count from recent acquisitions and investment in talent to support growth initiatives. Employee costs in the title segment increased $11.5 million, or 6%, and $61.1 million, or 11%, while employee costs in the real estate solutions segment increased $9.0 million, or 56%, and $27.6 million, or 61%, in the third quarter and first nine months of 2026, respectively.

Total employee costs, as a percentage of total operating revenues, improved to 26.0% and 27.4% in the third quarter and first nine months of 2026, respectively, from 27.2% and 29.1% in the same periods of 2025, primarily due to higher operating revenues in 2026. During the third quarter and first nine months of 2026, we had an average of approximately 8,400 and 8,200 employees, respectively, compared to approximately 7,500 and 7,200 in the same periods of 2025, primarily driven by volume growth, acquisitions and investment in talent to support growth. Average cost per employee for the third quarter and first nine months of 2026 remained comparable with the third quarter and first nine months of 2025.

Other operating expenses. Other operating expenses include costs that are primarily fixed in nature, costs that follow, to varying degrees, changes in transaction volumes and revenues (variable costs) and costs that fluctuate independently of revenues (independent costs). Costs that are primarily fixed in nature include rent and other occupancy expenses, equipment rental, insurance, repairs and maintenance, technology costs and telecommunications expenses. Variable costs include third-party service and appraiser expenses related to real estate solutions operations, third-party title search and service fees, attorney fee splits, credit losses (on receivables), copy supplies, delivery fees, postage, premium taxes and title plant maintenance expenses. Independent costs include general supplies, litigation defense, business promotion and marketing, and travel.

Consolidated other operating expenses increased $69.6 million, or 38%, and $193.7 million, or 37%, in the third quarter and first nine months of 2026 compared to the same periods in 2025. Total variable costs in the third quarter and first nine months of 2026 increased $58.7 million, or 48%, and $163.7 million, or 48%, respectively, primarily due to higher real estate solutions third-party service and appraiser expenses and increased third-party title search and service fees related to operating revenue growth. Total costs that are primarily fixed in nature increased by $5.5 million, or 12%, and $11.8 million, or 9%, in the third quarter and first nine months of 2026, respectively, primarily driven by higher external technology costs. Independent costs increased $5.3 million, or 33%, and $18.3 million, or 41%, in the third quarter and first nine months of 2026, respectively, primarily resulting from MCS acquisition integration expenses and higher business promotion and marketing costs, travel expenses and bank fees.

As a percentage of total operating revenues, consolidated other operating expenses in the third quarter and first nine months of 2026 increased to 28.7% and 28.2%, respectively, compared to 23.8% and 25.0% in the same periods of 2025, primarily due to the increased size of our real estate solutions operations, which typically incur higher service costs as a percentage of revenue.

Title losses. Provisions for title losses, as a percentage of title operating revenues, were 3.4% and 3.2% for the third quarter and first nine months of 2026, respectively, compared to 3.0% and 3.4% in the same periods in 2025. Title loss expense in the third quarter and first nine months of 2026 increased $4.0 million, or 20%, and $5.3 million, or 9%, respectively, primarily due to increased title revenues. The title loss ratio in any given quarter can be significantly influenced by changes in large claims incurred, escrow losses and adjustments to reserves for existing large claims.

The composition of title policy loss expense is as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	Change	% Chg	2026	2025	Change	% Chg
	(in $ millions)				($ in millions)
Provisions – known claims:
Current year	3.6	2.8	0.8	29%	8.7	7.7	1.0	13%
Prior policy years	26.2	18.2	8.0	44%	44.9	47.7	(2.8)	(6)%
	29.8	21.0	8.8	42%	53.6	55.4	(1.8)	(3)%
Provisions – IBNR
Current year	18.6	15.9	2.7	17%	52.9	49.4	3.5	7%
Prior policy years	1.3	0.8	0.5	63%	2.4	1.6	0.8	50%
	19.9	16.7	3.2	19%	55.3	51.0	4.3	8%
Transferred from IBNR to known claims	(26.2)	(18.2)	(8.0)	(44)%	(44.9)	(47.7)	2.8	(6)%
Total provisions	23.5	19.5	4.0	20%	64.0	58.7	5.3	9%

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

Total known claims provision increased $8.8 million, or 42%, in the third quarter 2026, primarily due to higher reported non-large and large claims related to prior policy years, while total known claims provision decreased $1.8 million, or 3%, in the first nine months of 2026, compared to the same periods in 2025. Current year IBNR provisions increased $2.7 million, or 17%, and $3.5 million, or 7%, for the third quarter and first nine months of 2026, respectively, primarily due to an increase in title premiums in 2026. As a percentage of title operating revenues, provisions - IBNR for the current policy year were 2.7% for both the third quarter and first nine months of 2026, compared to 2.4% and 2.8% for the same periods in 2025.

Total claim payments increased $0.9 million, or 4%, and $8.5 million, or 15%, in the third quarter and first nine months of 2026, respectively, compared to the same periods in 2025, primarily due to higher payments on large and non-large claims relating to prior policy years. We continue to manage and resolve large claims prudently and in keeping with our commitments to our policyholders.

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

Total title policy loss reserve balances are as follows:

	September 30, 2026	December 31, 2025
	(in $ millions)
Known claims	74.1	84.8
IBNR	447.4	439.7
Total estimated title losses	521.5	524.5

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

Depreciation and amortization. Total depreciation and amortization expenses in the third quarter and first nine months of 2026 increased $3.9 million, or 25%, and $7.9 million, or 17%, respectively, compared to the same periods in 2025, primarily due to increased intangible amortization and depreciation expenses related to our recent MCS acquisition, partially offset by lower amortization expenses resulting from several assets becoming fully amortized in 2026.

Income taxes. The effective tax rate (calculated on income before taxes after deducting income attributable to noncontrolling interests) increased to 28% in the third quarter 2026, compared to 23% in the third quarter 2025, primarily due to the proportion of income earned in foreign jurisdictions with higher tax rates, effect of non-deductible expenses on lower pretax income, and lower discrete income tax benefits in the third quarter 2026. The effective tax rate for the first nine months of 2026 increased to 26%, compared to 24% in the corresponding period in 2025, primarily as a result of the proportion of income earned in foreign jurisdictions with higher tax rates in 2026 and higher discrete income tax benefits recognized in 2025. The higher discrete tax benefits recognized in the third quarter and first nine months of 2025 were primarily related to the filing of the 2024 federal tax return.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources reflect our ability to generate cash flow to meet our obligations to stockholders, customers (payments to satisfy claims on title policies), vendors, employees, lenders and others. As of September 30, 2026, our total cash and investments, including amounts reserved pursuant to statutory requirements, aggregated $802.1 million, of which $370.7 million ($145.7 million, net of statutory reserve funds) was held in the United States and the rest internationally (principally in Canada).

As a holding company, the parent company is funded principally by cash from its subsidiaries' earnings in the form of dividends, operating and other administrative expense reimbursements and pursuant to intercompany tax sharing agreements. Cash held at the parent company and its unregulated subsidiaries (which totaled $41.8 million at September 30, 2026) is available for funding the parent company's operating expenses, interest payments on debt and dividend payments to common stockholders. The parent company also receives distributions from Stewart Title Guaranty Company (Guaranty), its regulated title insurance underwriter, to meet cash requirements for acquisitions and other strategic investments.

A substantial majority of our consolidated cash and investments as of September 30, 2026 was held by Guaranty and its subsidiaries. The use and investment of these funds, dividends to the parent company, and cash transfers between Guaranty and its subsidiaries and the parent company are subject to certain legal and regulatory restrictions. In general, Guaranty uses its cash and investments in excess of its legally-mandated statutory premium reserve (established in accordance with requirements under Texas law) to fund its insurance operations, including claims payments. Guaranty may also, subject to certain limitations, provide funds to its subsidiaries (whose operations consist principally of field title offices and real estate solutions operations) for their operating and debt service needs.

We maintain investments in accordance with certain statutory requirements for the funding of statutory premium reserves. Statutory reserve funds are required to be fully funded and invested in high-quality securities and short-term investments. Statutory reserve funds are not available for current claim payments, which must be funded from current operating cash flow. Included in investments in debt and equity securities are statutory reserve funds of approximately $507.8 million and $492.0 million at September 30, 2026 and December 31, 2025, respectively. In addition, included within cash and cash equivalents are statutory reserve funds of approximately $3.7 million and $4.4 million at September 30, 2026 and December 31, 2025, respectively. As of September 30, 2026, our known claims reserve totaled $74.1 million and our estimate of claims that may be reported in the future, under generally accepted accounting principles, totaled $447.4 million. In addition to this, we had cash and investments (at amortized cost and excluding equity method investments) of $204.6 million, which are available for underwriter operations, including claims payments, and acquisitions.

The ability of Guaranty to pay dividends to its parent is governed by Texas insurance law. The Texas Department of Insurance (TDI) must be notified of any dividend declared, and any dividend in excess of the greater of the statutory net operating income or 20% of surplus (which was approximately $165.4 million as of December 31, 2025) would be, by regulation, considered extraordinary and subject to pre-approval by the TDI. Also, the Texas Insurance Commissioner may raise an objection to a planned distribution during the notification period. Guaranty’s actual ability or intent to pay dividends to its parent may be constrained by business and regulatory considerations, such as the impact of dividends on surplus and liquidity, which could affect its ratings and competitive position, the amount of insurance it can write and its ability to pay future dividends. Guaranty paid $50.0 million of dividends to the parent company during the first nine months of 2025 and none during the first nine months of 2026.

As the parent company conducts no operations apart from its wholly-owned subsidiaries, the discussion below focuses on consolidated cash flows.

	Nine Months Ended September 30,
	2026	2025
	(in $ millions)
Net cash provided by operating activities	102.6	116.1
Net cash used by investing activities	(218.5)	(92.0)
Net cash used by financing activities	(53.1)	(54.7)

Operating activities. Our principal sources of cash from operations are premiums on title policies and revenue from title service-related transactions, real estate solutions and other operations. Our independent agencies remit cash to us net of their contractual retention. Our principal cash expenditures for operations are employee costs, operating costs and title claims payments.

Net cash provided by operations decreased by $13.5 million to $102.6 million during the first nine months of 2026, from $116.1 million during the same period in 2025, primarily due to higher payments of claims and operating liabilities, partially offset by higher net income. Although our business is labor intensive, we are focused on a cost-effective, scalable business model which includes utilization of technology, centralized back and middle office functions and business process outsourcing. We are continuing our emphasis on disciplined cost management, especially in light of the current economic environment due to elevated mortgage interest rates, specifically focusing on lowering unit costs of production and improving operating margins in our direct title and real estate solutions operations. Our plans to improve margins include additional automation of manual processes, further consolidation of our various systems and production operations, and full integration of acquisitions. We continue to invest in the technology necessary to accomplish these goals.

Investing activities. Cash used and provided by investing activities is primarily related to proceeds from matured and sold investments, purchases of investments, capital expenditures and acquisition of businesses. During the first nine months of 2026 and 2025, total proceeds from securities investments sold and matured were $90.2 million and $112.3 million, respectively, while cash used for purchases of securities investments was $102.1 million and $100.6 million, respectively. Additionally, during the first nine months of 2026 and 2025, we used cash of $62.9 million and $46.2 million, respectively, for expenditures related to property and equipment and other long-lived assets, while we used net cash of $134.1 million and $38.6 million, respectively, for acquisitions of title and real estate solutions businesses. We maintain investment in capital expenditures at a level that enables us to implement technologies for increasing our operational and back-office efficiencies and to pursue growth in key markets.

Financing activities and capital resources. Total debt and stockholders’ equity were $654.9 million and $1.68 billion, respectively, as of September 30, 2026. At September 30, 2026, our debt-to-equity and debt-to-capitalization ratios (excluding our Section 1031 tax-deferred property exchange notes) were approximately 39% and 28%, respectively, which were consistent with December 31, 2025.

As of September 30, 2026, the outstanding balance of our Senior Notes was $446.6 million, while our line of credit facility had an outstanding balance of $208.0 million, with a remaining borrowing capacity of $89.5 million and an option to increase the line of credit facility by up to $125.0 million. Total interest expense during the first nine months of 2026 increased by $7.9 million, or 53%, compared to the same period in 2025, primarily due to the higher outstanding balance on the line of credit facility. During the first nine months of 2026 and 2025, payments on notes payable of $2.8 million and $1.1 million, respectively, and notes payable additions of $2.8 million and $1.0 million, respectively, were related to our Section 1031 business, which had an outstanding balance of $0.2 million as of September 30, 2026.

During the first nine months of 2026, we paid total dividends of $49.7 million ($1.60 per common share), compared to total dividends paid of $42.6 million ($1.53 per common share) during the same period in 2025.

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

Other comprehensive (loss) income. Unrealized gains and losses on available-for-sale debt securities investments and changes in foreign currency exchange rates are reported net of deferred taxes in accumulated other comprehensive income (loss), a component of stockholders’ equity, until they are realized. During the first nine months of 2026, net unrealized investment losses of $12.5 million, net of taxes, which increased our other comprehensive loss, were primarily related to net decreases in the fair values of our corporate, foreign, and government bond securities investments which were influenced by higher interest rates. During the first nine months of 2025, net unrealized investment gains of $9.7 million, net of taxes, which increased our other comprehensive income, were primarily related to net increases in the fair values of our foreign and corporate bond securities investments resulting from lower interest rates.

Changes in foreign currency spot exchange rates (primarily related to our Canadian and United Kingdom operations) resulted in other comprehensive loss, net of taxes, of $5.5 million in the first nine months of 2026, primarily due to the depreciation of the Canadian dollar relative to the U.S. dollar. In the first nine months of 2025, both the Canadian dollar and the British pound appreciated relative to the U.S. dollar, primarily resulting in other comprehensive income, net of taxes, of $9.2 million.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes during the nine months ended September 30, 2026 in our investment strategies, types of financial instruments held or the risks associated with such instruments that would materially alter the market risk disclosures made in our 2025 Form 10-K.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. Our principal executive officer and principal financial officer are responsible for establishing and maintaining disclosure controls and procedures. They evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2026, and have concluded that, as of such date, our disclosure controls and procedures are adequate and effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting during the quarter ended September 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases of our Common Stock during the nine months ended September 30, 2026, except for repurchases of approximately 85,000 shares (aggregate purchase price of approximately $5.4 million) related to the statutory income tax withholding on the vesting of restricted stock unit grants to executives and senior management employees.

Item 5. Other Information

Book value per share. Our book value per share was $54.83 and $54.30 as of September 30, 2026 and December 31, 2025, respectively. As of September 30, 2026, our book value per share was based on approximately $1.67 billion of stockholders’ equity attributable to Stewart and 30,526,460 shares of Common Stock outstanding. As of December 31, 2025, our book value per share was based on approximately $1.64 billion of stockholders’ equity attributable to Stewart and 30,223,311 shares of Common Stock outstanding.

Trading plans. During the quarter ended September 30, 2026, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements, as defined under Item 408(a) of Regulation S-K.

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

* Filed herewith
† Management contract or compensatory plan

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 4, 2026
Date

Stewart Information Services Corporation
Registrant

By:	/s/ David C. Hisey
David C. Hisey, Chief Financial Officer and Treasurer